Form 10-K
period 1993-12-31
LSB INDUSTRIES INC
filed 1994-04-15
CIK 60714

                                 FORM 10-K
                               UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

(Mark One)

 /X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

            For the fiscal year ended:  December 31, 1993

                                    or

 / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

            For the transition period from __________ to __________

                      Commission File Number:  1-7677

                        LSB INDUSTRIES, INC.
          (Exact Name of Registrant as Specified in its Charter)

        Delaware                                 73-1015226
- ---------------------------                -------------------
 (State of Incorporation)                      (I.R.S. Employer
                                              Identification No.)
    16 South Pennsylvania Avenue
       Oklahoma City, Oklahoma                           73107
- ----------------------------------------              --------
(Address of Principal Executive Offices)              (Zip Code)

Registrant's Telephone Number, Including Area Code:

                              (405) 235-4546
                                --------------

Securities Registered Pursuant to Section 12(b) of the Act:

                                           Name of Each Exchange
       Title of Each Class                  On Which Registered
- --------------------------------          ----------------------
Common Stock, Par Value $.10              American Stock Exchange

                         (Facing Sheet Continued)

Securities Registered Pursuant to Section 12(g) of the Act:
$3.25 Series 2 Convertible Exchangeable Class C Preferred Stock.

Preferred Share Purchase Rights

     Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for the shorter period that the Registrant has had to file the reports), and (2) has been subject to the filing requirements for
the past 90 days.  YES   X    NO _____.

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

      As of March 14, 1994, the aggregate market value of the   9,336,942
shares of voting stock of the Registrant held by non-affiliates of the Company equaled approximately $82,865,360 based on the closing sales price for the common stock as reported for that date. That amount does not include (1) the 1,619 shares of Convertible Non-Cumulative Preferred Stock (the "Non-Cumulative Preferred Stock") held by non-affiliates of the Company, (2) the 20,000 shares of Series B 12% Convertible, Cumulative Preferred Stock (the "Series B Preferred Stock"), and (3) the 920,000 shares of $3.25 Series 2 Convertible Exchangeable Class C Preferred Stock (the "Series 2 Preferred Stock"). An active trading market does not exist for the shares of Non-Cumulative Preferred Stock and the Series B Preferred Stock. The shares of Series 2 Preferred Stock do not have voting rights except under limited circumstances.

      As of March 14, 1994, the Registrant had 13,634,691 shares of common stock outstanding (excluding 880,085 shares of common stock held as treasury stock).

                     FORM 10-K OF LSB INDUSTRIES, INC.

                             TABLE OF CONTENTS

                                  PART I
                                                                        Page

Item  1.    Business

                  General                                                1
                  Recent Development                                     1
                  Segment Information and Foreign
                    and Domestic Operations and Export Sales             3
                  Chemical Business                                      3
                  Environmental Control Business                         5
                  Automotive Products Business                           7
                  Industrial Products Business                           8
                  Financial Services Business                           10
                    General                                             10
                    Affliliated Transactions                            10
                    Competition                                         12
                    Regulatory Matters                                  12
                    Recent Banking Legislation                          12
                    Inherent Risk                                       18
                    Termination of Supervisory Agreement                19
                    Non-Accrual Policies                                19
                    Loan Loss and Asset Valuation Reserve               19
                    Credit Risk Concentration                           20
                    Investment Portfolio Policy                         20
                    Financial Services Statistical Information          22
                  Employees                                             40
                  Research and Development                              40
                  Environmental Compliance                              40

Item 2.     Properties

                  Chemical Business                                     41
                  Environmental Control Business                        43
                  Automotive Products Business                          44
                  Industrial Products Business                          44
                  Financial Services Business                           44


Item 3.     Legal Proceedings                                           46

Item 4.     Submission of Matters to a Vote of
              Security Holders                                          47

Item 4A.    Executive Officers of the Company                           47

                                  PART II

Item 5.     Market for Company's Common Equity
              and Related Stockholder Matters

                  Market Information                                    48
                  Stockholders                                          48
                  Issuance of Preferred Stock                           48
                  Dividends                                             49

Item 6.     Selected Financial Data                                     51

Item 7.     Management's Discussion and Analysis
              of Financial Condition and Results of Operations

                  Overview                                              53
                  Results of Operations                                 53
                  Liquidity and Capital Resources                       56
                    Non-Financial Services Business                     57
                    Financial Services Business                         62

Item 8.     Financial Statements and Supplementary Data                 66

Item 9.     Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure                    66


                                 PART III


Item 10.    Directors and Executive Officers of the Company                66

Item 11.    Executive Compensation                                         68

Item 12.    Security Ownership of Certain Beneficial Owners and Management 73

Item 13.    Certain Relationships and Related Transactions                 76

                                  PART IV

Item 14.    Exhibits, Financial Statement Schedules,
              and Reports on Form 8-K                                   78

                                  PART I
                                  ------
Item 1.     BUSINESS
- -------     --------
General
- -------

      LSB Industries, Inc. (the "Company") was formed in 1968 as an Oklahoma corporation, and in 1977 became a Delaware corporation. The Company is a diversified holding company which is engaged, through its subsidiaries, in (i) the manufacture and sale of chemical products for the explosives, agricultural and industrial acids markets (the "Chemical Business"), (ii) the manufacture and sale of a broad range of air handling and heat pump products for use in commercial and residential air conditioning systems (the "Environmental Control Business"), (iii) the manufacture or purchase and sale of certain automotive and industrial products, including automotive bearings and other automotive replacement parts (the "Automotive Products Business") and the purchase and sale of machine tools (the "Industrial Products Business") and
(iv) the financial services business (the "Financial Services Business").

Recent Development
- ------------------

       The Company and Fourth Financial Corporation ("Fourth Financial") have entered into a Stock Purchase Agreement, dated as of February 9, 1994 ("Acquisition Agreement"), in which the Company has agreed to sell, and Fourth Financial has agreed to buy, the Company's wholly owned subsidiary, Equity Bank for Savings, F.A. ("Equity Bank"), which constitutes the Financial Services Business of the Company. Fourth Financial is to acquire all of the outstanding shares of capital stock of Equity Bank. The closing of this transaction is contingent upon several factors being met, including , but not limited to, regulatory approvals, minimum tangible book value (as defined) of Equity Bank and stockholder approval of the Company.

      Under the Acquisition Agreement, the Company is to acquire from Equity Bank, prior to closing, certain subsidiaries of Equity Bank ("Retained Corporations") that own the real and personal property and other assets contributed by the Company to Equity Bank at the time of the acquisition of the predecessor of Equity Bank by the Company for Equity Bank's carrying value of the assets contributed at the time of such purchase, which the Company estimates will be approximately $65.4 million. At the time of closing of the sale of Equity Bank, the Company is also required under the Acquisition Agreement to acquire: (A) the loan and mortgage on and an option to purchase Equity Tower located in Oklahoma City, Oklahoma, ("Equity Tower Loan"), which Equity Bank previously classified as an in-substance foreclosure on its books,
(B) other real estate owned by Equity Bank that was acquired by Equity Bank through foreclosure (the Equity Tower Loan and other real estate owned by Equity Bank acquired through foreclosure are collectively call the "Retained Assets"), and (C) the outstanding accounts receivable sold to Equity Bank by the Company and its subsidiaries under various Receivables Purchase Agreements, dated March 8, 1988 ("the Receivables"). The Retained Assets are to be acquired for an amount equal to Equity Bank's carrying value of the Retained Assets at time of closing of the sale of Equity Bank, which were approximately $18.9 million at February 28, 1994. In addition, the Company has the option, but not the obligation, to acquire any loan owned by Equity Bank that has been charged off or written down for a price equal to the net book value of such loan that has been written down and for a price of $1.00 in the case of each loan that has been charged off ("Other Loans"). The purchase price ("Purchase Price") to be paid by Fourth Financial for Equity Bank under the Acquisition Agreement at the closing is estimated to be approximately $92 million. The exact amount of the Purchase Price is based on a formula, with the exact amount of such formula to be determined at closing as the sum of the following: (i) the tangible book value of Equity Bank (defined as the aggregate consolidated stockholders' equity of Equity Bank, less the amounts in the accounts relating to purchased mortgage servicing rights, goodwill, and United BankCard goodwill) at the closing, plus a premium over Equity Bank's tangible book value of the following determined at the closing: (a) $9.3 million for Equity Bank's credit card business, (b) 1% of the aggregate of the unpaid principal balance at closing of Equity Bank's loans secured by fixed rate mortgages having fully amortizing original terms of fifteen (15) years or less, excluding loans originated after October 31, 1993, (c) 6% of the aggregate unpaid principal balance at closing of Equity Bank's loans secured by fixed rate mortgages having fully amortizing original terms in excess of
(15) years but not more than thirty (30) years, excluding loans originated after October 31, 1993, and (d) 2% of the aggregate unpaid principal balance at closing of Equity Bank's loans secured by variable rate mortgages, excluding loans originated after October 31, 1993; (ii) an amount at the closing equal to the unamortized discount on Equity Bank's mortgages included in (i)(b), (c), and (d) above; (iii) an amount at the closing equal to (a) 0.65% of the aggregate unpaid principal balance of loans serviced by Equity Bank prior to March 1, 1993, on which Equity Bank performs mortgage servicing (other than loans serviced for the account of Equity Bank), (b) 1% of such balance on such loans serviced by Equity Bank that were originated after March 31, 1993, secured by fixed or adjustable rate mortgages of fully amortizing original terms of at least ten (10) but not more than fifteen (15) years, and
(c) 1.25% of such balance on such loans originated on or after March 1, 1993, secured by fixed or adjustable rate mortgages having original fully amortized terms of more than fifteen (15) but not more than thirty (30) years, (iv) an amount obtained by subtracting the "required reserve" (as defined below) from Equity Bank's actual loan loss reserve account at the closing, with the "required reserve" meaning $2.7 million as adjusted by the amount by which Equity Bank's loan loss account would have been adjusted at the closing under normal and prudent banking practice to reflect aggregate changes of at least $500,000 occurring subsequent to October 31, 1993, or originating since October 31, 1993, and not reviewed in advance by Fourth Financial; provided, that no such change in the quality of a loan is to be included in the calculation to the extent such change has been reflected in the tangible book value of Equity Bank at the closing or if such change is less that $25,000;
(v) to the extent not otherwise reflected in the tangible book value of Equity Bank, an amount either positive or negative, by which the aggregate fair market value of Equity Bank's securities portfolio at the closing differs from Equity Bank's book value of such portfolio at the closing; (vi) the difference, positive or negative, between the carrying value of Equity Bank's time deposits and the aggregate value of such deposits after repricing them to the Treasury yield curve at the closing; (vii) $10.5 million for Equity Bank's net operating loss; (vii) $11.0 million for Equity Bank's deposit balance; and, (ix) $1.4 million for certain of Equity Bank's branches.

      The percentages specified in (i)(b) and (c) immediately above are determined utilizing the spread between the bank's average portfolio yield and FNMA required thirty (30) day yield as of August 31, 1993. If, at the time of the closing, such spreads have fluctuated by more than 0.25%, the applicable percentages in such subparagraphs (i)(b) and (c) will be adjusted up or down by one-fourth of 1% for each full one-eighth of 1% change in the spread, in the case of loans with an original term of fifteen (15) years or less, and by three-eighths of 1% for each full one-eighth of 1% change in the spread, in the case of loans with an original terms of more than fifteen (15) but not more than thirty (30) years.

      Based on the above, the Company estimates that at closing the Purchase Price will be approximately $92 million, which amount is estimated based upon estimates which cannot be definitively determined until the closing. Management of the Company has made estimates with respect to the variables which make up the Purchase Price. The Purchase Price will be affected by, among other things, the results of operations of and the fluctuation of interest rates between the date of this report and the closing. As a result, the exact amount of the Purchase Price may be higher or lower depending on factors of the formula that can only be determined at time of closing of the sale of Equity Bank. Notwithstanding the foregoing, if the Purchase Price, as finally determined at the closing, is less than $92 million, the Company may, at its option, terminate the Acquisition Agreement.

      The Company will use approximately $65.4 million, plus interest, of the Purchase Price to repay certain indebtedness the Company intends to incur to finance the purchase from Equity Bank of the Retained Corporations. In addition, it is anticipated that the Company will use approximately $18.9 million of the Purchase Price to purchase from Equity Bank the Retained Assets, which is the carrying value of the Retained Assets on the books of Equity Bank as of February 28, 1994. As of this date, the Company has made no decision if it will acquire any of the Other Loans. As of March 31, 1994, Equity Bank owned approximately $13.5 million of the Receivables, which if the closing occurs on or about June 30, 1994, the Company expects such to be less than $10 million as of the closing. On March 30, 1994, the Company entered into a $25 million accounts receivable financing line of credit with Bank IV Oklahoma, N.A., a wholly owned subsidiary of Fourth Financial, and expects to use borrowings under such line of credit to purchase the outstanding Receivables from Equity Bank at the closing. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations"

      The balance of the Purchase Price, if any, remaining after (i) repayment of the indebtedness incurred by the Company to purchase the Retained Corporations, (ii) purchase from Equity Bank of the Retained Assets, and (iii) payment of the transactional costs relating to the sale of Equity Bank under the Acquisition Agreement will be used by the Company for general working capital. See "Business - Financial Services Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion as to matters affecting the proposed sale of Equity Bank.

Segment Information and Foreign and Domestic Operations and Export Sales
- ------------------------------------------------------------------------

      Schedules of the amounts of revenues, operating profit and loss, and identifiable assets attributable to each of the Company's lines of business and of the amount of export sales of the Company in the aggregate and by major geographic area for each of the Company's last three fiscal years appear in
Note 15 of the Notes to Consolidated Financial Statements included elsewhere in this report.

      A discussion of any risks attendant as a result of a foreign operation or the importing of products from foreign countries appears below in the discussion of each of the Company's business segments.

Chemical Business
- -----------------
      General:
      -------

      The Chemical Business manufactures and sells the following types of chemical products to the mining, agricultural and other industries: sulfuric acid, concentrated nitric acid, prilled ammonium nitrate fertilizer and ammonium nitrate-based blasting products. In addition, the Chemical Business markets emulsions that it purchases from others for resale to the mining industry. In July 1993, the Chemical Business acquired Total Energy Systems Limited ("TES"), an Australian explosives business, which sells blasting agents and high explosives to the Australian mining industry.

      For 1993, approximately 33% of the revenues of the Chemical Business consisted of sales of fertilizer and related chemical products for agricultural purposes, which represented approximately 12% of the Company's 1993 consolidated revenues, and 43% consisted of sales of ammonium nitrate and other chemical-based blasting products for the mining industry, which represented approximately 15% of the Company's 1993 consolidated revenues.
The Chemical Business accounted for approximately 42% and 43% of the Company's 1993 and 1992 consolidated revenues, respectively.

      Seasonality:
      -----------

      The Company believes that the only seasonal products of the Chemical Business are fertilizer and related chemical products sold to the agricultural industry. The selling seasons for those products generally occur during the spring and fall planting seasons, i.e., from February through May and from September through November. In addition, sales to the agricultural markets depend upon weather conditions and other circumstances beyond the control of the Company.

      Raw Materials:
      -------------

      Ammonia represents an essential component in the production of most of the products of the Chemical Business, and the price of those products generally fluctuates with the price of ammonia. The Company has a contract with a supplier of ammonia pursuant to which the supplier has agreed to supply the ammonia requirements of the Chemical Business on terms the Company considers favorable. The Company believes that it could obtain ammonia from other sources in the event of a termination of that contract.

      Marketing and Distribution:
      --------------------------

      The Chemical Business sells and markets its products directly through its own sales force, 35 distribution centers and to wholesalers. See "Properties". The Chemical Business sells low density prilled ammonium nitrate-based explosives primarily to the surface coal mining industry through nine company-owned distribution centers located in close proximity to the customers' surface mines in the coal producing states of Kentucky, West Virginia, Indiana and Illinois. In addition, sales of explosives are made on a wholesale basis to independent wholesalers and other explosives companies.

      The Chemical Business sells high density prilled ammonium nitrate for use in agricultural markets in geographical areas within a freight-logical distance from its El Dorado, Arkansas, manufacturing plant, primarily Texas, Oklahoma, Arkansas and Louisiana. The products are sold through 20 distribution centers, with 15 centers located in Northern and Eastern Texas, two centers located in Missouri and three centers located in Tennessee. The Chemical Business also sells its agricultural products directly to wholesale customers. The Company believes that it is a leader in the Texas ammonium nitrate market.

      The Chemical Business sells its industrial acids, consisting primarily of high grade concentrated nitric acid and sulfuric acid, primarily to the food, paper, chemical and electronics industries. Concentrated nitric acid is a special grade of nitric acid used in the manufacture of pharmaceuticals, explosives, and other chemical products. The Company believes that the Chemical Business is one of the leading producers of concentrated nitric acid in the United States for third party sales.

      Patents:
      -------

      The Company believes that the Chemical Business does not depend upon any patent or license; however, the Chemical Business does own certain patents that it considers important in connection with the manufacture of certain blasting agents and high explosives. These patents expire through 1997.

      Regulatory Matters:
      ------------------

      Each of the Chemical Business' blasting product distribution centers are licensed by the Bureau of Alcohol, Tobacco and Firearms in order to manufacture and distribute blasting products. The Chemical Business also must comply with substantial governmental regulations dealing with environmental matters. See "PROPERTIES - Chemical Business" for a discussion as to an environmental issue regarding the Company's El Dorado, Arkansas, manufacturing facility.

      Competition:
      -----------

      The Chemical Business competes with other chemical companies, in its markets, many of whom have greater financial resources than the Company. The Company believes that the Chemical Business is competitive as to price, service, warranty and product performance.

Environmental Control Business
- ------------------------------

      General:
      -------

      The Company's Environmental Control Business manufactures and sells a broad range of fan coil, air handling, air conditioning, heating, heat pumps and dehumidification products targeted to both new building construction and renovation, as well as industrial application. The fan coil products consist of in-room terminal air distribution equipment utilizing air forced over a fin tube heat exchanger which, when connected to centralized equipment manufactured by other companies, creates a centralized air conditioning and heating system that permits individual room temperature control. The heat pump products manufactured by the Environmental Control Business consist of heat-recovery, water-to-air heat pumps that include a self-contained refrigeration circuit and blower, which allow the unit to heat or cool the space it serves when supplied with water at mild temperatures. The Environmental Control Business accounted for approximately 25% and 22% of the Company's 1993 and 1992 consolidated revenues, respectively, with fan coil products accounting for approximately 14% and heat pump products accounting for approximately 11%, respectively, of the Company's 1993 consolidated revenue. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion relating to two letters of intent with foreign customers to supply such customers with equipment and technology to manufacture certain types of air handling products.

Production and Backlog:
- ----------------------

      Most of the Environmental Control Business' production of the above-described products occurs on a specific order basis. The Company manufactures the units in many sizes, as required by the purchaser, to fit the space and capacity requirements of hotels, motels, schools, hospitals, apartment buildings, office buildings and other commercial or residential structures.
As of December 31, 1993, the backlog of confirmed orders for the Environmental Control Business was approximately $17 million, as compared to approximately $13 million as of December 31, 1992. A customer generally has the right to cancel an order prior to the order being released to production. Past experience indicates that customers generally do not cancel orders after the Company receives them. As of December 31, 1993, the Company had released approximately $14 million of backlog orders in the Environmental Control Business to production, all of which are expected to be filled by December 31, 1994.

      Distribution:
      ------------

      The Environmental Control Business sells its products to mechanical contractors, original equipment manufacturers and distributors. The Company's sales to mechanical contractors primarily occur through independent manufacturer's representatives, who also represent complimentary product lines not manufactured by the Company. Original equipment manufacturers generally consist of other air conditioning and heating equipment manufacturers who resell under their own brand name the products purchased from the Environmental Control Business as a separate item in competition with the Company or as part of a package with other air conditioning-heating equipment products to form a total air conditioning system which they then sell to mechanical contractors or end-users for commercial application. Sales to original equipment manufacturers accounted for approximately 36.4% of the sales of the Environmental Control Business in 1993.

      Construction Industry:
      ---------------------

      The Environmental Control Business depends primarily on the commercial construction industry, including new construction and the remodeling and renovation of older buildings.

      Raw Materials:
      -------------

      Numerous domestic and foreign sources exist for the materials used by the Environmental Control Business, which materials include aluminum, copper, steel, electric motors and compressors. The Company does not expect to have any difficulties in obtaining any necessary materials for the Environmental Control Business.

      Competition:
      -----------

      The Environmental Control Business competes with approximately eight companies, several of whom are also customers of the Company. Some of the competitors have greater financial resources than the Company. The Company believes that the Environmental Control Business manufactures a broader line of fan coil and water source heat pump products than any other manufacturer in the United States, and, that it is competitive as to price, service, warranty and product performance.
                                       6

Automotive Products Business
- ----------------------------

      General:
      -------

      The Automotive Products Business is primarily engaged in the manufacture and sale of a line of anti-friction bearings, which includes straight-thrust and radial-thrust ball bearings, angular contact ball bearings, and certain other automotive replacement parts. These products are used in automobiles, trucks, trailers, tractors, farm and industrial machinery, and other equipment. In 1993, the Automotive Products Business manufactured approximately 48.5% of the products it sold and approximately 61% in 1992, and purchased the balance of its products from other sources, including foreign sources.

      Distribution and Market:
      -----------------------

      The automotive and truck replacement market serves as the principal market for the Automotive Products Business. This business sells its products domestically and for export, principally through independent manufacturers' representatives who also sell other automotive products. Those manufacturers' representatives sell to retailers (including major chain stores), wholesalers, distributors and jobbers. The Automotive Products Business also sells its products directly to original equipment manufacturers and certain major chain stores.

      Inventory:
      ---------

      The Company generally produces or purchases the products sold by the Automotive Products Business in quantities based on a general sales forecast, rather than on specific orders from customers. The Company fills most orders for the automotive replacement market from inventory. The Company generally produces or purchases bearings for original equipment manufacturers after receiving an order from the manufacturer.

      Raw Materials:
      -------------

      The principal materials that the Automotive Products Business needs to produce its products consist of high alloy steel tubing, steel bars, flat strip coil steel and bearing components produced to specifications. The Company acquires those materials from a variety of domestic and foreign suppliers at competitive prices. The Company does not anticipate having any difficulty in obtaining those materials in the near future.

      Competition:
      -----------

      The Automotive Products Business engages in a highly competitive business. Competitors include other domestic and foreign bearing manufacturers, which sell in the original equipment and replacement markets. Many of those manufacturers have greater financial resources than the Company.

Industrial Products Business
- ----------------------------

      General:
      -------

      The Industrial Products Business purchases and markets a proprietary line of machine tools and also markets industrial supplies. The current line of machine tools distributed by the Industrial Products Business includes milling, drilling, turning, fabricating and grinding machines. The Industrial Products Business purchases most of the machine tools marketed by it from foreign companies, which manufacture the machine tools to the Company's specifications.

      Distribution and Market:
      -----------------------

      The Industrial Products Business distributes its machine tools in the United States, Mexico, Canada and certain other foreign markets and distributes its industrial supplies principally in Oklahoma. The Industrial Products Business sells and distributes its products through its own sales personnel, who call directly on end users. The Industrial Products Business also sells its machine tools through independent machine tool dealers throughout the United States and Canada, who purchase the machine tools for resale to end users. The principal markets for machine tools, other than independent machine tool dealers, consist of manufacturing and metal working companies, maintenance facilities, utilities and schools.

      Customer:
      --------

      The Industrial Products Business does not depend on any single customer, or a few customers, the loss of any one or more of which would have a material adverse effect on the Industrial Products Business. A significant increase in the revenues of the Industrial Products Business occurred during 1992 and 1993 as a result of an agreement with a foreign company ("Buyer"), dated July 6, 1992, to supply the Buyer with equipment, technology and technical services to manufacture certain types of automotive bearing products. The agreement provides for a total contract amount of approximately $56.0 million, with $12.0 million of the contract amount to be retained by the Buyer as the Company's subsidiary's equity participation in the Buyer. The Company's subsidiary has valued its equity participation in the Buyer at a nominal amount. The balance of approximately $44.0 million has been or will be paid to the Company's subsidiary as follows: (i) approximately $13.1 million was paid through December 31, 1993, and (ii) the balance of approximately $30.9 million payable in equal quarterly installments over a ten (10) year period, plus interest. Payment of the quarterly installments has been delayed from time to time. However, during the fourth quarter of 1993, approximately $791,000 of such balance was paid by the Buyer to the Industrial Products Business under this agreement. The Company has shipped to the Buyer certain machinery and equipment and expects to deliver the balance of such machinery and equipment and the tooling and designs to the Buyer by the end of June, 1994. Circumstances could arise that could delay the delivery of the machinery, equipment, designs and tooling to the Buyer. Under the agreement, the Company's subsidiary will use its best efforts to purchase approximately $14.5 million of bearing products from the Buyer each year over a period of ten (10) years; provided, however, that the Company's subsidiary is not required to purchase more product from the Buyer in any one (1) year than the amount of tapered bearings the Company's subsidiary is able to sell in its market. The Company presently manufactures and purchases from outside sources tapered bearings. During 1993 and 1992, the Company sold approximately $10.0 million and $6.9 million, respectively, of tapered bearings. The Company believes that the purchase price of these bearings will be favorable compared to its present cost in purchasing these products from other sources or manufacturing these products. Such prices are subject to increases or decreases based upon price increases or decreases sustained in the United States bearing industry. The Company will recognize revenues and profits on the sale of equipment and technology over the term of the agreement as they are realized. The revenue and profits realized during the delivery and installation period are being recognized on a percentage of completion basis. During the years ended December 31, 1993 and 1992, the Company recorded sales of approximately $7.5 million and $6.2 million, respectively, in connection with the agreement. The percentage of completion is determined by relating the productive costs incurred to date to the total productive costs estimated to complete the performance under the contract for delivery and installation. The Company presently meets all of its obligations under the contract which generally coincides with the payout term.

      During the fourth quarter of 1993, the Industrial Products Business exchanged its rights to the equity interest in the Buyer to a foreign non-affiliated company ("Purchaser of the Interest") for $12.0 million in notes. The Company has been advised that the Buyer has agreed to repurchase from the Purchaser of the Interest up to $6 million of such equity interest over a six
(6) year period, with payment to be either in cash or bearing products. The notes issued to the Industrial Products Business for its rights to the equity interest in the Buyer will only be payable when, as and if the Purchaser of the Interest collects from the Buyer for such equity interest, and the method of payment to the Company will be either cash or bearing products in the same manner as received by the Purchaser of the Interest from the Buyer. Due to the Company's inability to determine what payments, if any, it will receive on such notes, the Company will carry such notes at a nominal amount. See "MANAGEMENT'S DISCUSSION AND ANALYSIS" and Note 8 to Consolidated
Financial
Statements for further discussion of this agreement.

      Foreign Risk:
      ------------

      By purchasing a majority of the machine tools from foreign manufacturers, the Industrial Products Business must bear certain import duties and international economic risks, such as currency fluctuations and exchange controls, and other risks from political upheavals and changes in United States or other countries' trade policies. Most of the current contracts for the purchase of foreign-made machine tools provide for payment in United States dollars. Circumstances beyond the control of the Company could eliminate or seriously curtail the supply of machine tools from any one or all of the foreign countries involved.

      Competition:
      -----------

      The Industrial Products Business competes with manufacturers and other distributors of machine tools and industrial supplies, many of whom have greater financial resources than the Company. The Company's machine tool business generally is competitive as to price, warranty and service, and maintains personnel to install and service machine tools.

Financial Services Business
- ---------------------------

      Recent Developments:
      -------------------

      See "Business - Recent Developments" under this section, "Management's Discussion and Analysis of Financial Condition" and Note 1 to Notes to Consolidated Financial Statements for discussion of the proposed sale of Equity Bank, which comprises all of the Company's Financial Services Business.

      General:
      -------

      The Company is engaged in the Financial Services Business through its wholly owned subsidiary, Equity Bank and its subsidiaries. The Financial Services Business offers retail banking services, mortgage, consumer and commercial lending, and other related financial products and services through 15 branch offices located in the Oklahoma City metropolitan area and western Oklahoma.

      The Company's Financial Services Business operates an Oklahoma based credit card division ("BankCard") which provides MasterCard and Visa credit card services to member financial institutions and their customers and merchants. As of December 31, 1993, BankCard had approximately $62.9 million in credit card receivables outstanding, approximately 96,000 cardholders and approximately 7,200 merchant accounts. At December 31, 1993, approximately $23.6 million of credit card receivables are serviced for member financial institutions without recourse to BankCard.

      The Financial Services Business engages in, among other things, the business of attracting deposits from commercial and retail customers and uses those deposited funds and other borrowed funds to originate one to four family residential loans and other loans. The loans, along with other investments, serve as a major source of the assets utilized by the Financial Services Business to generate its net interest income. Net interest income represents a significant source of income for Equity Bank and results from the difference between the amount of income earned on interest-earning assets and the expense incurred on interest-bearing liabilities. Equity Bank earns other income and fees principally in connection with credit card services, rental income, the origination, sale and servicing of loans and checking servicing of accounts. In 1993 and 1992, the Financial Services Business accounted for approximately 15% and 19% of the Company's consolidated revenues, respectively.

      Affiliated Transactions:
      -----------------------

      In connection with the acquisition of Equity Bank in March, 1988, and the approval of the appropriate regulatory authority at that time, the Company and several of its subsidiaries transferred certain properties to Northwest Financial Corporation ("Northwest Financial"), a wholly-owned service corporation of Equity Bank. The properties included, but were not limited to, the then manufacturing facilities and the then existing distribution facilities of the Chemical Business, a portion of the real estate which the Environmental Control, the Automotive Products and Industrial Products Businesses conduct manufacturing and distribution operations and certain other assets (collectively, the "Transferred Assets"). Based upon approvals by the appropriate regulatory authority at that time, Equity Bank was allowed to record, on a stand-alone basis, the Transferred Assets at their then current fair market value based on MAI appraisals approved by the appropriate regulatory agency at that time. The MAI appraisals relating to the Transferred Assets were, in the aggregate, approximately $69.8 million. The

Transferred Assets were transferred to Northwest Financial subject to approximately $21.5 million in debt. Equity Bank was allowed to reflect the MAI appraised values of the Transferred Assets, less the associated debt, for capital purposes. The Company continued to reflect the historical cost, less depreciation to date, for such Transferred Assets on the Company's consolidated financial statements. The Company's historical cost for all of the Transferred Assets, less depreciation, equaled approximately $18.8 million as of the time such were transferred to Northwest Financial. In order for the Company and its subsidiaries to continue their operations on those properties, Northwest Financial entered into agreements to lease or sublease certain of the Transferred Assets back to their original users for an original term of twelve (12) years expiring in the year 2000, with an option to renew for an additional term of ten (10) years, at an aggregate annual rental for the leased Transferred Assets of $3.2 million. Due to an agreement with its regulators as hereafter discussed in this section, certain of the lease agreements involving certain of the Transferred Assets were amended. Under the amendments, the aggregate rentals relating to all of the Transferred Assets were increased to $4.3 million and the lease terms as to certain of the Transferred Assets were amended by eliminating the options to renew. Subject to the terms of the leases between Northwest Financial and the Company's subsidiary leasing such, Northwest Financial transferred beneficial ownership of these properties to two general partnerships in which Northwest Financial owns 99.0% of the partnership interest and the other 1.0% is owned by another subsidiary of the Company. Northwest Financial continues to hold record title to the real properties that constitute part of the Transferred Assets.

      As part of the acquisition of Equity Bank and thereafter Arrowhead and the approval of the appropriate regulatory authority at that time, the Company and its subsidiaries were permitted to sell up to $60.0 million of eligible accounts receivable at any one time to Equity Bank with recourse to the seller ("Receivable Financing"). Under such Receivable Financing, each of the Receivables sold to Equity Bank was sold at 100% of face value. The OTS has taken the position that the initial five (5) year approvals granted in 1988 allowing for the Receivable Financing between Equity Bank and the Company and certain of its other subsidiaries expired, and because of an intervening change in the law, beginning in September, 1993, the amount of the Receivable Financing was to be reduced to amounts allowable under current regulations relating to transactions with affiliated companies which is based on a percentage of Equity Bank's capital. As part of the negotiations with the OTS, the parties agreed to a phase-down period regarding the Receivable Financing instead of having to reduce such to the applicable percentage of Equity Bank's capital by September, 1993. It was agreed that: (i) at no one time subsequent to September 28, 1993, but prior to September 1, 1994, would the total amount of such Receivable Financing outstanding at any one time exceed $33.6 million; (ii) beginning February 1, 1994, Equity Bank will not purchase any new Receivables from the Company and/or its subsidiaries under the Receivable Financing arrangement if such would result in Equity Bank owning an amount that would exceed the amount allowed by current regulations, and (iii) on and after September 1, 1994, the outstanding amount of such Receivable Financing at any one time must be in compliance with current regulations. Assuming that on December 31, 1993, Equity Bank has been required to meet current regulations regarding such Receivable Financing, the amount would have had to be reduced to approximately $9.2 million as of such date.

      During 1993 and 1992, the Financial Services Business earned a significant portion of its income from two affiliated sources, which transactions were previously approved by the appropriate federal regulatory agency. These include rental income from payments made by the Company and certain of its subsidiaries of approximately $4.3 million in 1993 and $4.2 million in 1992 for the use of certain of the Transferred Assets In addition, the Financial Services Business earned fees of $2.7 million in 1993 and 2.7
million in 1992 in connection with the Receivable Financing.   At March 31,
1994, Equity bank held approximately $13.5 million of such Receivables.

      As provided in "Business - Recent Developments" The Company will, (a) if the Acquisition Agreement is to be consummated, acquire from Equity Bank the Retained Corporations that own the Transferred Assets one (1) day prior to consummation of the proposed sale of Equity Bank to Fourth Financial, and (b) upon consummation of the Acquisition Agreement, acquire from Equity Bank the Retained Assets and the outstanding Receivables owned by Equity Bank on the day of closing of the proposed sale of Equity Bank. See "Business - Recent Developments", "Management's Discussion and Analysis of Financial Condition" and Note 1 to Notes to Consolidated Financial Statements for further discussion of the terms of the proposed sale of Equity Bank, the amounts that the Company will pay for the Retained Corporations, the Transferred Assets and the Receivables and the method that the Company intends to use to purchase such assets from Equity Bank.

      Competition:
      -----------

      The Financial Services Business experiences substantial competition in attracting and retaining deposits and in making loans. The primary factors in competing for deposits consist of the ability to offer attractive rates and the availability of convenient office locations. Competition for financial services historically comes from other savings institutions, commercial banks and credit unions. However, securities firms and mortgage companies are also competitors. Government and corporate securities also represent a source of competition for savings and loan institutions, especially during periods of declining interest rates when those securities may yield higher rates than those offered by savings institutions.

      Competition for loans comes principally from other savings institutions, commercial banks, mortgage companies, insurance companies and other institutional investors. In recent years, the Oklahoma market for financial institutions like Equity Bank has changed as a result of large out-of-state banks establishing operations in Oklahoma. The primary factors in competing for loans consist of interest rates, loan origination fees and other terms and services offered.

      Currently, Oklahoma allows interstate banking only in limited cases involving the acquisition of failing institutions.

      Regulatory Matters:
      ------------------

      (a) Capital Compliance

      The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), which became effective in August, 1989, significantly affects the business conducted by Equity Bank. The Office of Thrift Supervision ("OTS") is Equity Bank's primary regulator. Deposits in Equity Bank are insured by, the Savings Association Insurance Fund ("SAIF"), which is administered by the Federal Deposit Insurance Corporation ("FDIC") and backed by the full faith and credit of the United States. The OTS has adopted regulations specifying capital standards for all savings institutions that are no less stringent than capital standards for national banks, and the standards under these regulations exceed those required by FIRREA. If Equity Bank should fail to meet any of its capital requirements, such failure could have a material adverse effect on Equity Bank, its operations and the Company. In addition, Equity Bank would be required to submit a capital plan to the OTS to demonstrate the manner in which Equity Bank will come into capital compliance and would also be subject to various operating restrictions on its business activities which could have a substantial impact on Equity Bank's profitability. See "Regulatory Matters" of this section discussing the Financial Services Business for further discussion as to Equity Bank's capital compliance.

    FIRREA requires that Equity Bank meet progressively higher capital requirements each year until they are "fully phased-in" through December 31, 1994, except for certain assets for which the "phase-in" period has been extended through July, 1996. Equity Bank currently does and believes that it will be able to meet all applicable requirements of law and federal regulation relating to capital requirements as presently in effect and as the same become effective during the phase-in period, although there are no assurances that Equity Bank will be able to so comply. At December 31, 1993, Equity Bank exceeded the current regulatory capital requirements and under the technical definition and calculation of fully phased-in capital as prescribed by FIRREA, Equity Bank believes that it meets future capital standards as presently mandated by FIRREA. Equity Bank updated and submitted to the OTS a three (3) year business plan that indicates all future capital requirements will be met, See "Regulatory Matters" of this section discussing the Financial Services Business, "Management's Discussion and Analysis of Financial Condition", and
Note 5 to Consolidated Financial Statements for further discussion as to the status of regulatory matters.

      The Federal Deposit Insurance Corporation Improvements Act of 1991 ("FDICIA"), resulted in extensive changes to the federal banking laws and will result in extensive changes to banking regulations. The primary purpose of the law is to authorize additional borrowings by the FDIC in order to provide funds for the resolution of failing financial institutions. FDICIA institutes certain changes to the supervisory process and contains various provisions that may affect the operations of savings institutions like Equity Bank. Certain of these changes are discussed below and in, "Management's Discussion and Analysis - Financial Services Business, Savings Institution Regulation".

      FDICIA made a number of significant changes to the statutory and regulatory framework within which Equity Bank and the Company, as a savings and loan holding company, must operate. Among the more significant regulations is that FDICIA requires the federal banking regulators to take prompt corrective action if an institution fails to satisfy certain minimum capital requirements. Under FDICIA, capital requirements include a leverage limit, a risk-based capital requirement, and any other measure of capital deemed appropriate by the federal banking regulators for measuring the capital adequacy of an insured depository institution. Depending on its capital structure, an institution will be classified as "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized" or "critically undercapitalized". A financial institution is considered "well capitalized" if it is under no regulatory order or action and its leverage ratio is at least 5% and its Tier 1 and Total Risk-Based Capital ratios are at least 6% and 10% respectively. Equity Bank is deemed "well capitalized" under these regulations.

      FDICIA amended the Federal Deposit Insurance Act to prohibit insured depository institutions that are not well-capitalized from accepting brokered deposits unless a waiver has been obtained from the FDIC. FDICIA also directed the FDIC to establish a risk-based assessment system for deposit insurance. Pursuant to FDICIA, the federal bank regulatory agencies are required to adopt uniform regulations for real estate mortgage and construction loans. The federal bank regulatory agencies are required to biannually review risk-based capital standards to ensure that they adequately address interest rate risk, concentration of credit risk and risks from non-traditional activities.

The FDIC, which insures the deposits of Equity Bank, has adopted a regulation which provides that any insured depository institution with a ratio of Tier 1 capital to total assets of less than 2% will be deemed to be operating in an unsafe or unsound condition, which would constitute grounds for the initiation of termination of deposit insurance proceedings. The FDIC, however, will not initiate termination of insurance proceedings if the depository institution has entered into and is in compliance with a written agreement with its primary regulator, and the FDIC is a party to the agreement, to increase its Tier 1 capital to such level as the FDIC deems appropriate. Tier 1 capital is defined as the sum of common stockholders' equity, noncumulative perpetual preferred stock (including any related surplus) and minority interests in consolidated subsidiaries, minus all intangible assets other than eligible purchased mortgage servicing rights and qualifying supervisory goodwill eligible for inclusion in core capital under OTS regulations and minus identified losses and investments in certain securities subsidiaries. Insured depository institutions with Tier 1 capital equal to or greater than 2% of total assets may also be deemed to be operating in an unsafe or unsound condition notwithstanding such capital level. The regulation further provides that in considering applications that must be submitted to it by savings institutions, the FDIC will take into account whether the savings institution is meeting the Tier 1 capital requirement for state non-member banks of 4% of total assets for all but the most highly rated state non-member banks. At December 31, 1993, Equity Bank had Tier 1 capital of 7.71%.FIRREA required that the value of certain assets be phased-out by 1994 in accordance with a prescribed schedule. The Housing and Community Development Act of 1992 authorized the OTS to permit eligible institutions to defer this phase-out to 1996 with regard to certain assets. Equity Bank received approval from the OTS to utilize this deferred phase-out schedule with regard to assets carried at a capital value of approximately $11.5 million as of December 31, 1993.

      (b) Borrowing Privileges:

      So long as Equity Bank maintains an appropriate level of certain investments ("Qualified Thrift Investments") and otherwise qualifies as a "Qualified Thrift Lender," it will continue to enjoy full borrowing privileges from the Federal Home Loan Bank. The required percentage of Qualified Thrift Investment is 65% of portfolio assets, and such investments must continue to equal or exceed that percentage on a monthly basis in nine out of every twelve months. Qualified Thrift Investments include (i) loans that were made to purchase, refinance, construct, improve or repair domestic residential or manufactured housing; (ii) home equity loans; (iii) securities backed by or representing an interest in mortgages on domestic residential or manufactured housing; (iv) obligations issued by the federal deposit insurance agencies; and (v) stock in Federal Home Loan Bank, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation. Subject to a 20% of assets limitation, the amended definition of Qualified Thrift Investments allows savings institutions to include consumer loans, investments in certain subsidiaries, loans for the purchase or construction of schools, churches, nursing homes and hospitals and 200% of investments in loans for low-to-moderate income housing and certain other community-oriented investments.

      The OTS amended the Qualified Thrift Lender ("QTL") regulations to reflect the statutory changes to the definition of Qualified Thrift Investments and to provide that a savings association that was not subject to penalties for failure to maintain QTL status as of June 30, 1991 shall be deemed a QTL as long as its percentage of Qualified Thrift Investments continues to equal or exceed 65% in at least nine out of each 12 months. Beginning January 1, 1993, a savings association will cease to be a QTL when its percentage of Qualified Thrift Investments as measured by monthly averages over the immediately preceding 12-month period falls below 65% for four or more months.

At December 31, 1993, approximately 73% of Equity Bank's assets were invested in Qualified Thrift Investments, which was in excess of the percentage required to qualify the Association under the QTL test in effect at that time.

      FDICIA liberalized the Qualified Thrift Lender test to require that Qualified Thrift Investments equal or exceed 65% of portfolio assets on a monthly basis in nine out of every 12 months, raised the amount of liquidity investments excluded from portfolio assets to 20% of total assets and expanded the range of assets constituting Qualified Thrift Investments.

      (c) Internal Controls, Compensation, etc.:

      FDICIA requires the federal bank regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating to: (i) internal controls, information systems and audit systems; (ii) loan documentation; (iii) credit underwriting;
(iv) interest rate risk exposure; (v) asset growth; and (vi) compensation, fees and benefits. These regulations became effective in July 1993. The compensation standards prohibit employment contracts, compensation or benefit arrangements, stock option plans, fee arrangements or other compensatory arrangements that would provide excessive compensation, fees or benefits or could lead to material financial loss. In addition, the federal banking regulatory agencies are required to prescribe by regulation standards specifying: (i) maximum classified assets to capital ratios; (ii) minimum earnings sufficient to absorb losses without impairing capital; and (iii) to the extent feasible, a minimum ratio of market value to book value for publicly traded shares of depository institutions and depository institution holding companies.

        All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees that would cause the institution to fail to satisfy the minimum levels for any of its capital requirements. An institution that failed to meet the minimum level for any relevant capital measure (an "undercapitalized institution") will be:
(i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit an acceptable capital restoration plan within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of businesses. The capital restoration plan must include a guarantee by the institution's holding company that the institution will comply with the plan until it has been adequately capitalized on average for four consecutive quarters. Under such guarantee the holding company would be liable up to the lesser of 5% of the institution's total assets or the amount necessary to bring the institution into capital compliance as of the date it failed to comply with its capital restoration plan. A significantly undercapitalized institution, as well as any undercapitalized institution that did not submit an acceptable capital restoration plan, will be subject to regulatory demands for recapitalization, broader application of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, asset growth and other activities, possible replacement of directors and officers, and restrictions on capital distributions by any bank holding company controlling the institution. Any company controlling the institution could also be required to divest the institution. The senior executive officers of a significantly undercapitalized institution may not receive bonuses or increases in compensation without prior approval and the institution is prohibited from making payments of principal or interest on its subordinated debt. If an institution's ratio of tier 1 capital to total assets falls below a level established by the appropriate federal banking regulator, which may not be less than 2% nor more than 65% of the minimum tier 1 capital level otherwise required (the "critical capital level"), the institution will be subject to conservatorship or receivership within 90 days unless periodic determinations are made that forbearance from such action would better protect the deposit insurance fund. Unless appropriate fundings and certifications are made by the appropriate federal bank regulatory agencies, a critically undercapitalized institution must be placed in receivership if it remains critically undercapitalized. Most of these new capital requirements and applicable federal banking laws became effective in December , 1992, and the OTS has adopted regulations implementing these provisions.

      (d) Qualified Thrift Lender:

      In connection with the acquisition of Equity Bank by the Company, the predecessor of the OTS provided certain modifications to the Qualified Thrift Lender requirements applicable to Equity Bank. Pursuant to these modifications, Equity Bank was relieved of immediate compliance with the statutory Qualified Thrift Lender test. At December 31, 1993, Equity Bank maintained Qualified Thrift Investment of 73% of portfolio assets, meeting not only the lower modified requirement but also the full statutory requirement. If Equity Bank continues to meet the modified requirement as it phases in toward the full statutory requirement and thereafter meets the full percentage requirement provided by law, Equity Bank will continue to maintain its status as a Qualified Thrift Lender. If Equity Bank should fail to maintain its status as a Qualified Thrift Lender, the Company would be required within one year thereof to qualify and register as a bank holding company. Under present regulations, the Company is a savings and loan holding company, and, as a result of it's present operations, is not qualified to be a bank holding company. Thus, if the Company were to be required to become a bank holding company, it would be necessary under present regulations for the Company to either dispose of Equity Bank or dispose of its non-banking operations in order to continue to own Equity Bank. A failure to maintain Qualified Thrift Lender status will also result in the following restrictions on the operations of a savings institution: (i) the savings institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the institution shall be restricted to those of a national bank,
(iii) the institution shall not be eligible to obtain any advances from the appropriate governmental agency; (iv) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank; and (v) change its method for accounting for bad debts to the direct charge off method. No subsidiary savings institution of a savings and loan holding company may declare or pay a dividend on its permanent or non-withdrawable stock unless it first gives the Director of the OTS thirty (30) days advance notice of such declaration and payment. Any dividend declared during such period without the giving of such notice shall be invalid. "See Market for Company's Common Equity and Related Stockholder Matters".

      (e)  Acquiring other savings institutions:

      The Home Owners Loan Act ("HOLA"), generally prohibits the Company, without prior approval of the Director of the OTS, from (i) acquiring control of any other savings institution or savings and loan holding company or the assets thereof or (ii) acquiring or retaining more than 5% of the voting shares of a savings institution or holding company thereof which is not a subsidiary. Except with the prior approval of the Director of the OTS, no director or officer of the Company or person owning or controlling by proxy or otherwise more than 25% of the Company's stock, may acquire control of any savings institution, other than a subsidiary association, or any other savings and loan holding company.

      (f) Limitations in transactions with other savings institutions, officers and others:

Transactions between savings institutions and any affiliate are governed by the FRA and regulations of the OTS. An affiliate of a savings institution is any company or entity which controls, is controlled by or is under common control with the savings institution. In a holding company context, the parent holding company of a savings institution (such as the Company) and any company which is controlled by such parent holding company are affiliates of the savings institution. Generally, the FRA (i) limits the extent to which Equity Bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and limit all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to Equity Bank or its subsidiary as those provided to a non-affiliate. The term "Covered Transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. In addition to the restrictions imposed by the FRA, FIRREA has further provided that Equity Bank may not, without the prior approval of the appropriate governmental agency, (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, which would exclude the Company and most of its industrial subsidiaries, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for those which are subsidiaries of the savings institution. See discussions elsewhere under this "BUSINESS - Financial Services Business" section for transactions between Equity Bank and the Company, or subsidiaries of the Company.

      Further, FIRREA and FDICIA have extended to savings institutions the restrictions contained in FRA on loans to directors, executive officers and principal stockholders, wherein loans to an executive officer and to a greater than 10% stockholder of a savings institution and certain affiliated entities of either, may not exceed, together with all other outstanding loans to such person and affiliated entities, the association's loan-to-one-borrower limit as established by FIRREA. FRA also prohibits loans, above amounts prescribed by the appropriate federal banking agency, to directors, executive officers and greater than 10% stockholders of a savings institution, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the association with any "interested" director not participating in the voting. The Federal Reserve Board has prescribed the loan amount (which includes all other outstanding loans to such person), as to which such prior board of director approval, if required, as being the greater of $25,000 or 5% of capital and surplus (up to $500,000). Further, the Federal Reserve Board pursuant to FRA requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons.

      (g)  Savings and Loan Holding Company:

      The Board of Directors of the Company presently intends to continue to operate the Company as a unitary savings and loan holding company until Equity Bank is sold to Fourth Financial pursuant to the Acquisition Agreement. There are generally no restrictions on the activities of a unitary savings and loan holding company. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness, or stability of its subsidiary savings institution, the Director of the OTS may impose such restrictions as deemed necessary to address such risk and limiting (i) payment of dividends by the savings institution, (ii) transactions between the savings institution and its affiliates, and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution. See "Termination of Supervisory Agreement" under this section.

  As a diversified unitary savings and loan holding company engaged in a variety of commercial and industrial businesses, the Company is restricted in its ability to acquire other savings institutions. Acquisition of such a second savings institution would result in the Company becoming a "multiple savings and loan holding company" and the statutory restrictions on the types of permissible business activities for such entities is wholly inconsistent with the predominant nature of its current businesses. However, acquisitions of other savings institutions which result in a merger or similar consolidation with Equity Bank and retain the Company's status as a unitary savings and loan holding company are permitted. Also, an acquisition of a failing savings institution certified as such by the OTS would not result in the Company's loss of status as a unitary holding company.

  The Change in Bank Control Act provides that no person, acting directly or indirectly or through or in concert with one or more other persons, may acquire control of the Company unless the OTS receives sixty (60) days prior written notice. The HOLA provides that no company may acquire "control" of the Company without the prior approval of the OTS. Any company that acquires control becomes a "savings and loan holding company" subject to registration, examination and regulation by the OTS. Applicable statutes and regulations conclusively deem any person to have acquired "control" of the Company by, among other things, the acquisition of more than 25% of any class of voting stock of the Company or the ability to control the election of a majority of the directors of the Company. In addition, applicable regulations presume a person to have acquired control (subject to rebuttal), upon the acquisition of more than 10% of any class of voting stock or of more than 25% of any class of stock of the Company, when certain enumerated "control factors" also exist. The OTS may prohibit an acquisition of control if it finds, among other things, that (1) the acquisition would result in a monopoly or substantially less competition, (2) the financial condition of the acquiring person might jeopardize the financial stability of Equity Bank, or (3) the competence, experience or integrity of the acquiring person indicates that it would not serve the interest of the depositors or the public to permit the acquisition of control by the person.

  Inherent Risk:
  -------------

  During 1993, Equity Bank's Board of Directors and management continued to place their priority on monitoring asset quality and maintaining profitability.

  Approximately 70% of non-performing loans were real estate related. Adverse economic conditions experienced in the southwest and in the Oklahoma economy which produced a general oversupply of developed real estate have stabilized and in some areas improved during the year.

  "Potential problem loans" are those loans which, although currently performing, have credit weaknesses such that management has serious doubts as to the borrowers' future ability to comply with present terms, and thus may result in a change to non-performing status. Equity Bank has identified, through internal credit ratings, certain performing loans which demonstrate some deterioration in credit quality and, accordingly, are scrutinized more carefully. At December 31, 1993 these loans totaled $3.7 million. Exposure to loss of principal on such loans was estimated to be approximately $273,000, all of which was considered in the reserve for possible loan losses at December 31, 1993.

Under the Acquisition Agreement the Company has agreed to purchase from Equity Bank at the closing of the Sale of Equity Bank the real estate owned by Equity Bank that was acquired by Equity Bank through foreclosure for Equity Bank's then carrying value for such real estate. In addition, the Company has the option, but not the obligation to acquire any loan owned by Equity Bank that has been charged off or written down for a price equal to the net book value of such loan that has been written down and for a price of $1.00 in the case of each loan that has been charged off. See "Business- Recent Developments".

  Loans to executive officers and directors (or their associates) of Equity Bank and its principal subsidiaries are made in the ordinary course of business. These transactions are conducted on substantially the same terms as those prevailing at the time for comparable transactions with other persons and do not involve more than normal risk or present other unfavorable features at the time they are made. No related party loans were identified by management as potential problem loans at December 31, 1993.

  Termination of Supervisory Agreement:
  ------------------------------------

  During May 1991, as a result of a regulatory examination in 1990, Equity Bank entered into a Supervisory Agreement with the OTS. This agreement contained operating restrictions on Equity Bank, including limiting the overall growth of Equity Bank's assets and liabilities to specified levels, restricting investments, precluding the payment of cash and stock dividends and increasing reporting requirements. The agreement also mandated certain administrative actions to be taken, including the preparation and/or modification of policies and procedures and the addition of Board members considered not affiliated with its parent or other subsidiaries. In September 1993, Equity Bank was notified in writing by the OTS that such Supervisory Agreement had been terminated.

  Non-Accrual Policies:
  --------------------

  Interest income is not accrued on loans which are ninety (90) days or more delinquent. The interest previously accrued on these delinquent loans is reversed from income. Delinquent loans are reviewed on a monthly basis to determine the propriety of non-accrual status for each loan. Management also considers the financial strength of the borrower, collateral valuations, business operations and current status of each borrower to determine non-accrual status. Normally, loans are not reinstated to accrual status unless all interest and principal payments have been brought current.

  Loan Loss and Asset Valuation Reserve:
  -------------------------------------

  Equity Bank's loan portfolio is reviewed on a monthly basis by internal management. The portfolio review normally includes large loans, delinquent loans and previously classified loans. These loans are classified utilizing general regulatory agency criteria. Specific losses identified by loan or asset are charged against income as a loss provision expense. The loan or asset balance is then written down upon approval by the Executive Committee of the Board of Directors. In addition, a General Valuation Allowance ("GVA") is computed as a percentage of the net book balance of the loan or asset. The computed allowance is charged against income as a loss provision expense and a general reserve is established to absorb potential future losses associated with the asset.

A GVA is computed for all internally classified assets and all appropriate unclassified loans and other assets. The GVA percentage utilized for these calculations ranges between 1% and 7.5% of the net book balance of the asset.

  Credit Risk Concentration:
  -------------------------

  Loan concentrations are another important factor in the assessment of inherent risks of Equity Bank. The composition of the loan portfolio at year-end for the past five years is presented elsewhere in this report. As indicated therein, approximately 61% of Equity Bank's loan portfolio at December 31, 1993 was in real estate. While real estate values have stabilized and in some instances improved, Equity Bank has continuing exposure to declining real estate values.

  Included in foreclosed real estate as an in-substance foreclosure is a $13.8 million first mortgage real estate loan collateralized by the building in which Equity Bank's corporate office is located. As required by regulation for this type of asset, a marketing plan for the disposal of the asset has been prepared and submitted to the OTS. Equity Bank continues to work with the borrower and building manager affiliate to maximize the asset's net operating income while competing for optimum occupancy levels.

  Investment Portfolio Policy:
  ---------------------------

  SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," was issued by the FASB in May 1993. This Statement requires investments to be classified in three categories and accounted for as follows:

  * Debt securities that Equity Bank has the positive intent and ability to hold to maturity are to be classified as held-to maturity securities and reported at amortized cost.

  * Debt and equity securities that are bought and held principally for the purpose of selling in the near future are to be classified as trading securities and reported at fair value, with unrealized gains and losses included in current earnings.

  * Debt and equity securities not classified as either held-to-maturity securities or trading securities are to be classified as available-for-sale securities and reported at fair value, with unrealized gains and losses reported as a separate component of stockholder's equity.

The Statement is effective for fiscal years beginning after December 15, 1993 and is to be initially applied as of the beginning of the fiscal year. Equity Bank will adopt the provisions of this Statement as of January 1, 1994. Management has determined that the effect of the adoption of this statement will not be material to Equity Bank.

  Termination of Assistance Agreement:
  -----------------------------------

        In connection with the acquisition of Arrowhead, Equity Bank and
FSLIC entered into an Assistance Agreement with an original term of ten years. The Assistance Agreement provided for various forms of financial assistance and indemnifications to Equity Bank during the term of the Agreement and required payments to FSLIC for sharing of certain items including capital losses, net income and tax benefits.
                                       20

In March 1993, Equity Bank, the Company and the RTC (FDIC as manager of the FSLIC Resolution Fund) finalized an agreement terminating the Assistance Agreement (the "Termination Agreement"). Under the Termination Agreement, the RTC paid Equity Bank approximately $14.2 million in cash and all of the obligations of both parties under the Assistance Agreement were terminated.
As a result of the Termination Agreement, Equity Bank assumed all credit risk with respect to existing "covered assets." Equity Bank allocated a substantial portion of such $14.2 million to record the previously covered loans and foreclosed real estate at estimated fair value. As a result, the Company believes that there are adequate reserves relating to the assets to reserve for the credit risk which was assumed. Also as a result of the Termination Agreement, the Equity Bank is no longer indemnified for any potential claim relating to any covered asset arising out of, or based upon, any liability, action or failure to act of Equity Bank, or any of the Equity Bank affiliates, officers or directors from and after December 30, 1988 that are asserted against the FDIC. The effect of the accounting for the Termination Agreement included reclassifying previously covered assets to reflect their status at the date of termination of the Assistance Agreement (on a fair value basis), all related receivables and payables were extinguished, the cash payment from the FDIC Manager was recorded and goodwill existing relating to the Arrowhead acquisition was adjusted for this resolution of a contingent purchase price.

  The Company has reserved a substantial portion of the $14.2 million, and, as a result, the Company believes that there are adequate loss reserves on these assets. Termination of the Assistance Agreement (including receipt of the $14.2 million) did not result in a charge or credit to the Company's income statement.

Recording of the Termination Agreement increased (decreased) the following accounts (in millions):


  Cash and cash equivalents                             $14.2
  Receivables from FSLIC                                (18.9)
  Assets covered by FSLIC Assistance                    (33.1)
  Loans receivable, net                                  13.3
  Foreclosed real estate, net                             8.7
  Excess of purchase price over fair value
    of net assets acquired                                6.7
  Payable to FSLIC                                       (9.1)


  The Financial Services Business' earnings include the following assistance income:

                                                            1992      1991
                                                            ----      ----
                                                        (Dollars in Millions)

  Yield Maintenance on Covered Assets                      $  .9       $2.8
  Interest Income on the FSLIC Note
   Receivable                                                  -         .6
                                                            ----       ----
  FSLIC Assistance Income                                     .9        3.4

  Reimbursement of Capital Losses on
   Covered Assets                                            3.1        3.8
                                                            ----       ----
                                                           $ 4.0      $ 7.2
                                                            ====       ====

Since the Assistance Agreement was terminated effective January 1, 1993, there was no income under the Assistance Agreement for the year ended December 31, 1993.


                FINANCIAL SERVICES STATISTICAL INFORMATION
              -------------------------------------------

  The following tables present statistical information regarding Equity Bank's operations for the periods listed.

Average Balance Sheet - The following table sets forth certain information relating to Equity Bank's average balance sheet on a stand-alone basis and reflects the average yield on assets and average cost of liabilities for the periods indicated and the average yields earned and rates paid at December 31, 1993, 1992 and 1991. The table includes assets transferred to Equity Bank by the Company in connection with the acquisition at fair value of approximately $69 million rather than at the depreciated book value of approximately $18.8 million at the date of acquisition. The yields and costs result from dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented. The table uses month-end balances in calculating average balances. Management does not believe that the use of month-end balances instead of daily average balances has caused any material difference in the information presented.

  For presentation purposes, non-interest earning assets include plant, property and equipment, foreclosed real estate, accounts receivable from FSLIC, excess of purchase price over fair value of net assets acquired, loan servicing rights and other assets. Non accrual loans have been included in the category "Loan Receivable, net".

  The tables also set forth the ratios of average interest-earning assets to average interest-bearing liabilities, return on assets, return on equity and equity to assets by Equity Bank for the fiscal years ended December 31, 1993, 1992 and 1991:

                                              YEAR ENDED DECEMBER 31, 1993
                                             -----------------------------------
                                                AVERAGE     REVENUE/    YIELD/
                                                BALANCE     EXPENSE     COST
                                             -----------------------------------
                                                   (Dollars in Thousands)
Interest Earning Assets:
 Loan and Securities:
   Loans Receivable, net                    $151,446        $17,483    11.54%
   Mortgage-Backed Securities                188,820          8,976     4.75%
   Investment Securities                       1,184             34     2.87%
                                             -------          ------
                                             341,450         26,493     7.76%
 Other interest earning assets:
   Cash and cash equivalents-
    principally overnight funds               16,519            579     3.51%
   Federal Home Loan Bank Stock                6,417            449     7.00%
   Accounts receivable purchased
    from affiliates                           29,775          2,659     8.93%
                                             -------         ------
                                              52,711          3,687     6.99%
                                             -------         ------
Total Interest Earning Assets                394,161         30,180     7.66%

Non-Interest Earning Assets                  119,306
                                             -------
    Total Assets                            $513,467
                                             =======
Interest-Bearing Liabilities:
  Deposits                                  $334,447         12,505     3.74%
  Borrowed Funds                             120,217          4,668     3.88%
                                             -------          ------
  Total Interest-Bearing
    Liabilities                              454,664         17,173     3.78%
                                                              ------
Non-Interest Bearing
  Liabilities                                  3,937
                                             -------

  Total Liabilities                          458,601

Stockholder's Equity-average
  (Actual at December 31, 1993
   was $58,627,000)                           54,866
                                             -------

  Total Liabilities and
    Stockholder's Equity                    $513,467
                                             =======

Net Interest Income                                         $ 13,007
                                                              =======
Interest Rate Spread                                                     3.88%
                                                                        ======
Net Yield on Interest Earning Assets                                     7.66%
                                                                        ======
Ratio of Average Interest-Earning Assets
  To Average Interest-Bearing Liabilities                               86.69%
                                                                        ======
Ratio of Return on Assets (Net Interest
  Income/Average Total Assets)                                           2.53%
                                                                        ======
Ratio of Return on Equity (Net Interest
  Income/Average Equity)                                                23.71%
                                                                        ======
Ratio of Equity to Assets (Average
  Equity/average Total Assets)                                          10.69%
                                                                        ======
                                       23

                                             YEAR ENDED DECEMBER 31, 1992
                                        --------------------------------------
                                            AVERAGE     REVENUE/      YIELD/
                                            BALANCE     EXPENSE        COST
                                        --------------------------------------
                                                        (Dollars in Thousands)
Interest Earning Assets:
 Loans and Securities
  Loans Receivable, net                     $125,544     $18,006       14.34%
  Mortgage-Backed Securities                 185,132      10,710        5.79%
  Investment Securities                        1,385          64        4.62%
                                             -------      ------
                                             312,061      28,780        9.22%
 Other interest earning assets:
  Cash and cash equivalents-
    principally overnight funds               25,414         846        3.33%
  Federal Home Loan Bank Stock                 6,386         545        8.53%
  Accounts receivable purchased
    from affiliates                           29,966       2,713        9.05%
  Assets covered by FSLIC assistance          40,485       2,821        6.97%
                                             -------     -------
                                             102,251       6,925        6.77%
                                             -------     -------
Total Interest Earning Assets                414,312      35,705        8.62%

Non-Interest Earning Assets                  126,522
                                             -------
    Total Assets                            $540,834
                                             =======
Interest-Bearing Liabilities:
  Deposits                                  $347,198      16,445        4.74%
  Borrowed Funds                             134,034       5,853        4.37%
  Payable to FSLIC                             9,034         829        9.18%
                                             -------      ------
  Total Interest-Bearing
    Liabilities                              490,266      23,127        4.72%
                                                          ------
Non-Interest Bearing
  Liabilities                                  3,882
                                             -------
  Total Liabilities                          494,148

Stockholder's Equity-average
  (Actual at December 31, 1992
   was $50,423,000)                           46,686
                                             -------
  Total Liabilities and
    Stockholder's Equity                    $540,834
                                             =======
Net Interest Income                                      $12,578
                                                          ======
Interest Rate Spread                                                    3.90%
                                                                       ======
Net Yield on Interest Earning Assets                                    8.62%
                                                                       ======
Ratio of Average Interest-Earning Assets
  to Average Interest-Bearing Liabilities                              84.51%
                                                                       ======
Ratio of Return on Assets (Net Interest
  Income/Average Total Assets)                                          2.33%
                                                                       ======
Ratio of Return on Equity (Net Interest
  Income/Average Equity)                                               26.94%
                                                                       ======
Ratio of Equity to Assets (Average
  Equity/Average Total Assets)                                          8.63%
                                                                       ======

                                             YEAR ENDED DECEMBER 31, 1991
                                          --------------------------------------
                                             AVERAGE      REVENUE/      YIELD/
                                             BALANCE      EXPENSE       COST
                                          --------------------------------------
                                                    (Dollars in Thousands)
Interest Earning Assets:
 Loan and Securities:
  Loans Receivable, net                     $142,481     $21,758       15.27%
  Mortgage-Backed Securities                 118,507       9,506        8.02%
  Investment Securities                        3,082         215        6.98%
                                             -------      ------
                                             264,070      31,749       12.02%
 Other interest earning assets:
  Cash and Cash Equivalents-
   Principally overnight funds                43,381       2,392        5.51%
  Federal Home Loan Bank Stock                 5,879         579        9.85%
  Accounts receivable purchased
    from affiliates                           30,457       3,615       11.87%
  Assets covered by FSLIC assistance          55,791       5,274        9.45%
  Note receivable from FSLIC                   6,732         589        8.75%
                                             -------      ------
                                             142,240      12,449        8.75%
                                             -------      ------
Total Interest Earning Assets                406,310      43,928       10.81%

Non-Interest Earning Assets                  133,761
                                             -------
    Total Assets                            $540,071
                                             =======
Interest-Bearing Liabilities:
  Deposits                                  $356,993      23,144        6.48%
  Borrowed Funds                             129,137       8,234        6.38%
  Payable to FSLIC                             8,341         746        8.94%
                                             -------      ------
  Total Interest-Bearing
    Liabilities                              494,471      32,124        6.50%
                                                          ------
Non-Interest Bearing
  Liabilities                                  5,609
                                             -------
  Total Liabilities                          500,080
Stockholder's Equity - Average
  (Actual at December 31, 1991
    Was $43,405,000)                          39,991
                                             -------
  Total Liabilities and
    Stockholder's Equity                    $540,071
                                             =======
Net Interest Income                                      $11,804
                                                          ======
Interest Rate Spread                                                    4.31%
                                                                       ======
Net Yield on Interest Earning Assets                                   10.81%
                                                                       ======
Ratio of Average Interest-Earning Assets
  To Average Interest-Bearing Liabilities                              82.17%
                                                                       ======
Ratio of Return on Assets (Net Interest
  Income/Average Total Assets                                           2.19%
                                                                       ======
Ratio of Return on Equity (Net Interest
  Income/Average Equity)                                               29.52%
                                                                       ======
Ratio of Equity to Assets (Average
  Equity/Average Total Assets)                                          7.40%
                                                                       ======

Changes in Interest Income and Expense
- --------------------------------------

                                REVENUE/    REVENUE/    CHANGE         CHANGE     CHANGE
                                EXPENSE     EXPENSE     INCREASE       DUE TO      DUETO      VOLUME/
                                1993        1992        (DECREASE)     VOLUME      RATE       RATE
- ----------------------------------------------------------------------------------------------------------------

                                                                    (Dollars in Thousands)
Interest earning
 assets:

  Loans, including
   non-Accrual
   loans                        $17,483     $18,006     $  (523)       $ 3,715     $(3,513)   $ (725)


  Investment
   securities                        34          64         (30)            (9)        (24)        3

  Mortgage-backed
   securities                     8,976      10,710      (1,734)           213      (1,911)      (36)

  Other interest earning
   assets                         3,687       6,925      (3,238)        (3,355)        227      (110)
                                 ------      ------      -------        -------     -------     -------

         TOTAL                  $30,180     $35,705     $(5,525)       $   564     $(5,221)  $( 868)
                                 ======      ======      ======         ======      ======     ======


Interest bearing
 liabilities:

  Deposits                      $12,505     $16,445     $(3,940)       $  (596)    $(3,472)  $   128


  Borrowed funds                  4,668       5,853      (1,185)          (603)       (649)       67


  Payable to FSLIC                    -         829        (829)          (829)          -         -

                                 ------      ------     -------         ------       -----      ------

         TOTAL                  $17,173     $23,127     $(5,954)       $(2,028)    $(4,121)  $  195
                                 ======      ======      ======         ======      ======     ======

Changes in Interest Income and Expense
- --------------------------------------

                          REVENUE/    REVENUE/    CHANGE      CHANGE      CHANGE
                          EXPENSE     EXPENSE     INCREASE    DUE TO      DUE TO    VOLUME/
                          1992        1991       (DECREASE)   VOLUME      RATE        RATE
- ---------------------------------------------------------------------------------------------------
                                               (Dollars in Thousands)
Interest earning
 assets:

  Loans, including
   non-accrual
   loans                  $18,006     $21,758     $(3,752)    $(2,585)    $(1,325)    $  158

  Investment
   securities                  64         215        (151)       (118)        (73)        40

  Mortgage-backed
   securities              10,710       9,506       1,204       5,344      (2,650)    (1,490)

  Other interest earning
   assets                   6,925      12,449      (5,524)     (3,499)     (2,816)       791
                           ------      ------      ------      ------      ------      -----

         TOTAL            $35,705     $43,928     $(8,223)    $(  858)    $(6,864)   $( 501)
                           ======      ======      ======      ======      ======      =====



Interest bearing
 liabilities:

  Deposits                $16,445     $23,144     $(6,699)    $  (635)    $(6,235)   $   171


  Borrowed funds            5,853       8,234      (2,381)        312      (2,595)        (98)


  Payable to FSLIC            829         746          83          62          19           2
                           ------      ------      ------      ------      ------      -------

         TOTAL            $23,127     $32,124     $(8,997)    $ ( 261)    $(8,811)    $    75
                          =======     =======      ======     =======     =======     ========


Composition of Loan Portfolio
- -----------------------------

  The following indicates the loan distribution of Equity Bank as of December 31, 1993, 1992, 1991, 1990 and 1989.




                           1993                1992              1991              1990              1989
                        --------            ---------          --------          --------         ----------
                                                       (Dollars in Thousands)


  Real estate -
    mortgage -            $89,613           $ 91,595           $106,731         $125,097          $153,546
  Real estate -
    construction            1,029              1,234                618              591               128
  Undisbursed portion
    of loans in process      (819)              (768)             (236)             (162)              (79)
  Net deferred loan
    origination fees          (63)              (188)             (125)              (83)              (54)

  Unearned discounts      (11,812)           (13,372)           (17,912)         (24,442)          (29,525)
                           ------             ------             ------          -------           -------
  Net real estate          77,948             78,501             89,076          101,001           124,016
  Commercial                3,231              1,686              4,691           10,599             5,469
  Consumer and other       45,893             41,546             37,151           32,009            25,802


  Allowance for loan
    losses                 (3,625)            (3,142)            (3,424)          (3,712)           (2,712)
                         --------           --------           --------         --------          --------

  Loans, net              $123,447          $118,591           $127,494         $139,897          $152,575
                          ========          ========          =========         ========         ========

  Loans held for sale     $ 18,574          $  6,358           $  6,275         $  4,491                -
                          ========          ========           ========         ========          ========
  Loans covered by FSLIC
    assistance                   -          $ 14,137           $ 21,231         $ 25,495          $ 33,352
                          ========          ========           ========         ========          ========


  Note:  The amounts included above do not include accrued interest receivable.

Investment Portfolio
- --------------------

  The following table sets forth the book value of the investment securities portfolio, short-term investments, and mortgage-backed securities of Equity Bank at the date indicated. At December 31, 1993, 1992 and 1991, the market values of Equity Bank's investment securities portfolio was $216.9 million and $174.5 million and $185.9 million, respectively.


                                                      December 31,
                                                  -------------------
                                              1993         1992        1991
                                              ----         ----        ----
  Investment securities                           (Dollars in Thousands)

        U.S. Treasury securities            $  1,299    $    406    $    719

        Corporate bonds                            -           -       2,002


        Other                                     90         187         241
                                             _______     _______     _______

              Total                            1,389         593       2,962

        Mortgage-backed securities
          held for investment                201,623     174,241     181,358

        Mortgage-backed securities
          held for sale                       13,947           -           -
                                             _______     _______     _______

              Total investment
                securities                  $216,959    $174,834    $184,320
                                            ========    ========    ========

Note: The above investment amounts do not include FHLB stock or accrued interest receivable.

Investment Portfolio - December 31, 1993
- ----------------------------------------

  The following table sets forth the scheduled maturities, book values, market values, and weighted average yields for the investment securities of Equity Bank at December 31, 1993 (excluding FHLB stock).

                                                           (Dollars in Thousands)
- -------------------------------------------------------------------------------------------------------------------------
                           One Year       One to Five       Five to Ten         More Than       Total Investment
                            or Less          Years             Years            Ten Years          Securities
- -------------------------------------------------------------------------------------------------------------------------
                               Weighted        Weighted           Weighted          Weighted                    Weighted
                         Book   Average   Book  Average    Book    Average   Book    Average    Book     Market  Average
                        Value    Yield   Value   Yield    Value     Yield   Value     Yield    Value     Value    Yield
- -------------------------------------------------------------------------------------------------------------------------
U.S. Government
 and Agency
 Obligations           $1,193    3.16%  $  106   9.10%     $  -      -%      $   -      -%     $1,299    $1,304    3.64%

Other                      90       -        -      -         -      -           -      -           90        72      -

Mortgage-Backed
 Securities held
 for investment (1)         -       -    8,147   6.55%    9,638   4.88%    183,838   4.62%    201,623   201,609    4.71%

Mortgage-Backed
  securities held
  for sale (1)              -       -   13,947   4.68%        -       -          -      -       13,947   13,947    4.68%
                       ______           ______           ______            _______              ______ ________
Total Investment
 Securities            $1,283    2.94% $22,200   5.39%   $9,638    4.88%  $183,838   4.62%   $216,959  $216,932    4.70%
                       ======   =====   ======   =====   ======    =====   =======  =====     =======   =======

(1) Mortgage-backed securities scheduled maturities are based on contractual maturity dates. Payments on these securities are received monthly based upon payments of the underlying mortgage loans.

Analysis of the Allowance for Loan Losses
- -----------------------------------------

This table summarizes the Equity Bank loan loss experience for each of the years ended:


                                                      December 31,
                                 1993         1992       1991        1990       1989
                                -----------------------------------------------------
                                                 (Dollars in Thousands)

Balance at beginning of period  $3,142      $3,424      $3,712      $2,712    $3,497

Charge-offs:
  Real estate-mortgage          (  106)     (  335)     (  543)     (3,145)    (179)
  Commercial                         -           -      (  200)     (   63)    (  11)
  Consumer and other            (1,045)     (1,300)     (1,158)     (1,667)    ( 703)
                                ------      ------      ------      ------    ------
                                (1,151)     (1,635)     (1,901)     (4,875)    ( 893)

Recoveries:
  Real estate-mortgage              20          12          90           -        73
  Commercial                       150         104         150          15         -
  Consumer and other                82          13          38           8         -
                                ------      ------      ------      ------    ------
                                   252         129         278          23        73
                                ------      ------      ------      ------    ------

Net Charge-offs                   (899)     (1,506)     (1,623)     (4,852)   (  820)

Additions charged to operations  1,382       1,224       1,335       5,852        35
                                ------      ------      ------      ------    ------

Balance at end of period        $3,625      $3,142      $3,424      $3,712    $2,712
                                ======      ======      ======      ======    ======

Ratio of net charge-offs
  during the period to
  average loans outstanding
  during the period               0.60%       1.20%       1.14%       3.09%     0.55%
                                ======      ======      ======      ======    ======


In connection with the termination of the Assistance Agreement, Equity Bank assumed the credit risk of $13.3 million in loans whose credit risk had previously been covered under the Assistance Agreement. At December 31, 1993, approximately $1.4 million in unearned nonaccretable discounts exist to provide as additional reserves on these loans. These amounts are included as unearned discounts and are not included in the allowance for loan losses above.

The following tables show an allocation of the allowance for loan losses as of the end of each of the years ending:

Allocation of the Allowance for Loan Losses
(Dollars in Thousands)


                             December 31, 1993
                        -------------------------------
                                            Percentage
                                             of Loans
                                             in each
                                             Category
                                             to Total
                         Amount    Percent     Loans
                         ------    -------   ----------

Real estate              $1,592     43.92%     61.34%

Commercial                  142      3.92%      2.54%

Consumer and other        1,891     52.16%     36.12%
                         ------   --------   --------
                         $3,625    100.00%    100.00%
                        =======   ========   ========




                            December 31, 1992
                       -----------------------------
                                            Percentage
                                             of Loans
                                             in each
                                             Category
                                             to Total
                         Amount    Percent     Loans
                         ------    -------   ----------

Real estate              $1,285     40.90%     64.49%

Commercial                  116      3.69%      1.39%

Consumer and other        1,741     55.41%     34.12%
                        -------   --------   --------
                         $3,142    100.00%    100.00%
                        =======   ========   ========

Allocation of the Allowance for Loan Losses
(Dollars in Thousands)



                         December 31, 1991
                    ----------------------------
                                            Percentage
                                             of Loans
                                             in each
                                             Category
                                             to Total
                         Amount    Percent     Loans
                         ------    -------   ----------

Real estate              $1,441     42.09%     59.39%

Commercial                  667     19.48%     11.49%

Consumer and other        1,316     38.43%     29.12%
                        -------   --------   --------
                         $3,424    100.00%    100.00%
                        =======   ========   ========





                             December 31, 1990
                        ----------------------------
                                              Percentage
                                              of Loans
                                              in each
                                              Category
                                               to Total
                          Amount   Percent      Loans
                        -------   --------    ---------

Real estate              $1,518     40.90%     61.94%

Commercial                  813     21.90%     11.69%

Consumer and other        1,381     37.20%     26.37%
                        -------   --------   --------
                         $3,712    100.00%    100.00%
                        =======   ========   ========

Allocation of the Allowance for Loan Losses
(Dollars in Thousands)


                         December 31, 1989
                    ----------------------------
                                             Percentage
                                             of Loans
                                             in each
                                             Category
                                             to Total
                          Amount   Percent     Loans
                         -------  --------   ---------

Real estate              $1,091     40.23%     62.99%

Commercial                  244      9.00%     20.45%

Consumer and other        1,377     50.77%     16.56%
                        -------   --------   --------
                         $2,712    100.00%    100.00%
                        =======   ========   ========



Note: For purposes of the above real estate mortgage and real estate construction are combined due to the insignificance of real estate construction loans and the related reserve.

Return on Equity and Assets
- ---------------------------

  The table below sets forth certain performance ratios of Equity Bank for the periods indicated.


                                                Years Ended
                                                December 31,
                                            -------------------
                                            1993         1992        1991
                                            ----         ----        ----
                                           (Dollars in Thousands)
- ----------------------------------------------------------------------------

Net Income                                  $8,204      $ 7,017     $ 7,035

Return on assets (net income divided
 by average total assets)                    1.60%         1.30%       1.30%

Return on equity (net income divided
 by average equity)                         14.95%        15.03%      17.59%

Equity to assets (average equity
 divided by average total asset)            10.69%         8.63%       7.40%

Dividend payout ratio (dividends
 declared per share divided by net
 income per share)                           0.00%         0.00%       0.00%

Short-Term Borrowing
- --------------------
  The following tables set forth certain information regarding short-term borrowings by Equity Bank at the end of and during the periods indicated:


                                                   At December 31,
                                             1993        1992        1991
                                             ----        ----        ----
                                                (Dollars in Thousands)
                                                ----------------------

Summary of short-term borrowings:
   Advances from the Federal
    Home Loan Bank with thirty
     day to one year maturities             $31,000     $73,500     $ 72,500

   Securities sold under
    agreements to repurchase                $38,721     $50,344     $ 66,744

Weighted average rate:
- ---------------------
   FHLB advances                              3.41%       4.13%        4.57%

   Securities sold under
    agreements to repurchase                  3.38%       3.57%        4.44%


                                          During the year-ended
                                                December 31,
                                        1993       1992        1990
                                        ----       ----        ----
                                           (Dollars in Thousands)
                                           ----------------------

Maximum amount of short-term borrow-
ings outstanding at any month-end
- ----------------------------
  FHLB advances                       $73,500     $73,500     $ 73,125

  Securities sold under
   agreements to repurchase           $50,344     $66,744     $ 82,162

Approximate average short-term
borrowings outstanding with respect to:
- --------------------------------------
  FHLB advances                       $53,250     $71,769     $ 53,708

  Securities sold under
   agreements to repurchase           $44,473     $57,553     $ 74,549

Approximate weighted average rate
paid on:
- ---------------------------------
  FHLB advances                          4.03%      4.42%        6.13%

  Securities sold under
   agreements to repurchase              3.47%      4.12%        6.57%

Deposits
- --------
  The following table sets forth the average consolidated deposits and average rates paid for the years ended December 31, 1993, 1992 and 1991:


                     Weighted
     Type          Average Rate Paid                      Deposits
- -------------------------------------------------------------------------------
               1993     1992     1991        1993        1992       1991
- -------------------------------------------------------------------------------
                                             (Dollars in Thousands)


  Demand       2.58%    3.28%    4.31%    $ 86,283    $ 80,268    $ 58,151
  Savings      3.02%    3.86%    5.47%      17,554      13,587      11,183

  Time         4.26%    5.24%    6.92%     229,684     253,343     287,659
                                           -------     -------     -------

                                          $333,521    $347,198    $356,993
                                           =======     =======    ========


  Time certificates of deposits in amounts of $100,000 or more totaled approximately $27.0 million at December 31, 1993.

  The following table sets forth the maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 1993:


                                   (Dollars in Thousands)

      3 months or less                    $ 6,743
      Over 3 through 6 months               9,167
      Over 6 through 12 months              6,925
      Over 12 months                        4,122
                                          -------
                                          $26,957
                                          =======

Analysis of Non-Accrual, Past Due and Restructured Loans
- --------------------------------------------------------

  The following table Summarizes the non-accrual, past due, and restructured loans: :


                                           At December 31,
                             1993     1992     1991     1990          1989
                             -----------------------------------------------
                                          (Dollars in Thousands)

  Non Accrual Loans         $1,964       $2,117   $1,316    $2,753    $2,550

  Accruing Loans past
   due 90 days or more           -            -        -         -         -

  Restructured Loans          1,019         641      500     1,300         -
                             ------      ------   ------    ------    ------
                             $2,983      $2,758   $1,816    $4,053    $2,500
                             ======      ======   ======    ======    ======



Interest income that would have been recorded under the original terms of such loans and the interest income actually recognized for the year ended December 31, 1993 are summarized below:

  Interest income that would have been recorded     $ 397
  Interest income recognized                          (83)
                                                   ------
  Interest income foregone                          $ 314
                                                   ======

Loan Maturity
The following table shows the maturity of loans (excluding real estate mortgage loans and consumer loans) outstanding at December 31, 1993.

                                        Maturing

                       ------------------------------------------------
                        1 year       1 year to     over
                        or less      5 years      5 years    Total
                       ------------------------------------------------
                                 (Dollars in Thousands)

  Commercial Loans       $2,326       $ 809       $  96     $3,231
  Real estate -
    Construction          1,029           -           -      1,029
                         ------       -----       -----     ------
                         $3,355       $ 809       $  96     $4,260
                         ======       =====       =====     ======
Loans maturing after
  one year with:
  Fixed interest rates                $  68       $   -
  Variable interest rates               741          96
                                      -----       -----
                                      $ 809       $  96
                                      =====       =====

Employees
- ---------

  As of December 31, 1993, the Company employed 1,671 persons.  As of that date,
(a) the Environmental Control Business employed 595 persons, (none of which is represented by a union)(b) the Automotive Products Business employed 236 persons with 106 represented by unions under an agreement that expired in August, 1990,
(c) the Chemical Business employed 459 persons, with 110 represented by unions under agreements expiring in August, 1995, and (d) the Financial Services Businessemployed 204 persons, none of which are represented by unions.

  The union contract within the Automotive Product Business expired on August 1, 1990, and the employees within that business have continued to work without a contract. The employees did not strike in 1990 when their contract expired, and as of the date of this report, there are no indications that the employees are considering striking. There are no pending negotiations in connection with the expired union contract. The Company does not believe such employees will strike within the foreseeable future, but there are no assurances to that effect.

Research and Development
- ------------------------

  The Company spent approximately $788,000 in 1993, $684,000 in 1992, and $454,000 in 1991 on research and development relating to the development of new products or the improvement of existing products. All expenditures for research and development related to the development of new products and improvements are sponsored by the Company.

Environmental Compliance
- ------------------------

  The Company does not anticipate, based on facts presently known to the Company, that it will be required during 1994 to incur any material capital expenditures for environmental control facilities relating to its industrial businesses. However, a subsidiary of the Company in its Automotive Products Business has been notified that it is a potentially responsible party as a result of having been a generator of waste disposed of at the Mosley site
(as defined in the first paragraph of Item 3 of this report).  See
Item 3 "Legal Proceedings" for a discussion of the Mosley site. In addition, a subsidiary of the Company in its Chemical Business has been notified that its chemical manufacturing facility located in El Dorado, Arkansas, has been placed into the Environmental Protection Agency's data based tracking system and that there has occurred certain releases of contaminates at it's
El Dorado, Arkansas facility. See Item 2 "Properties - Chemical Business" for a discussion of the environmental issues at the El Dorado, Arkansas facility. While there are no assurances, based on the information presently available to the Company, the Company does not believe that the Mosley Site or the El Dorado, Arkansas facility being placed in the Environmental Protection Agency's data based tracking system or any response to contamination at such facility due to any release of contamination of such facility should have a material adverse effect on the Company.

Item 2.  PROPERTIES
- -------------------

  In connection with the acquisition of Equity Bank, the Company and several of its subsidiaries transferred certain properties to Northwest Financial Corporation ("Northwest Financial"), a wholly-owned service corporation of Equity Bank. The properties include, but are not limited to, the then existing manufacturing facilities at the site (as defined below under Chemical Business) and the then existing distribution facilities of the Chemical Business, a portion of the manufacturing facilities of the Environmental Control Business and certain other facilities. In order for the Company (and its subsidiaries) to continue their operations on those properties, Northwest Financial entered into several agreements to lease or sublease the properties back to their original users. Subject to the terms of the leases between Northwest Financial and the Chemical Business, Northwest Financial transferred beneficial ownership of these properties to two general partnerships in which Northwest Financial owns 99% of the partnership interest and the other 1% is owned by another subsidiary of the Company. Northwest Financial continues to hold record title to such real properties. See "BUSINESS - Financial Services Business." The Company has agreed to purchase these properties from Equity Bank in connection with the proposed sale of Equity Bank in 1994 under the Acquisition Agreement. See "Business - Recent Developments", "Business - Financial Service Business" , "Management's Discussion and Analysis" and Note 1 to Notes to Consolidated Financial Statements.

Chemical Business
- -----------------

  The Chemical Business primarily conducts manufacturing operations (i) on 150 acres of a 1400 acre tract of land located in El Dorado, Arkansas (the "Site") and (ii) on 10 acres of land in a facility of approximately 60,000 square feet located in Hallowell, Kansas ("Kansas facility") .

  As of December 31, 1993, the manufacturing facility at the Site was being utilized to the extent of approximately 85%, based on the continuous operation of those facilities. As of December 31, 1993, manufacturing operations at the Kansas facility were being utilized to the extent of approximately 80% based on one 10 hour shift per day and a 5 day week.

  In addition, the Chemical Business distributes its products through 35 agricultural and blasting distribution centers. The Chemical Business currently operates 19 agricultural distribution centers, with 14 of the centers located in Texas ( 11 of which the Company owns and 3 of which it leases); 2 centers located in Missouri (1 of which the Company owns and 1 of which it leases); and 3 centers located in Tennessee (all of which the Company owns). The Chemical Business currently operates 16 blasting distribution centers located in Bonne Terre, Missouri (owned); Central City, Combs, and Pilgrim, Kentucky (leased); Midland, Indiana (leased); Rawlins, Wyoming (leased); Logan and Cabin Creek, West Virginia (leased); Percy, Illinois (leased); Carlsbad, New Mexico (leased); Homer, Georgia (leased); and Pryor, Oklahoma (leased). The Chemical Business also has manufacturing facilities in Australia located at: Peaks Down; Kalgoorlie; Karratha; and, Hunter Valley (all leased).

  The Chemical Business also operates its business from buildings located on an approximate four acre site on the perimeter of the JayHawk Industrial site in southeastern Kansas, and a research and testing facility comprising of a one square mile tract of land including buildings and equipment thereon also located in southeastern Kansas which it leases for an annual rental of $100 for a lease term of ten (10) years.

All facilities owned by the Chemical Business are subject to mortgages.

  During November, 1993, the Company's Chemical Business acquired an additional concentrated nitric acid plant and related assets ("Plant and Assets") for approximately $1.9 million. The Chemical Business is in the process of moving such Plant and Assets from Illinois to, and installing such at, its manufacturing plant located in El Dorado, Arkansas. The Company anticipates that the total amount that will be expended to acquire, move and install the Plant and Assets will be approximately $12.0 million. As a result of such expansion and the present utilization of the Chemical Business' manufacturing facilities, the Company believes that it's present manufacturing facilities are suitable for it's current operations.

  Since the 1940's, the Site has been a manufacturing facility for ammonium nitrate compounds, and until 1969, was a manufacturing facility for ammonia. In 1955, the Site was acquired by Monsanto Company ("Monsanto"), and in June, 1983, Monsanto sold the Site to El Dorado Chemical Company ("EDC"). EDC was acquired by the Company in 1984. Under the agreement with Monsanto, Monsanto agreed to indemnify EDC for any claim which is suffered, incurred or arises due solely out of Monsanto's disposal of chemical or chemical byproducts prior to acquisition of the Site by EDC from Monsanto or the use by Monsanto of any substance prior to the date EDC acquired the Site from Monsanto which is subsequently determined to be deleterious or dangerous to the public's health, safety or welfare. Under the agreement with Monsanto, the indemnification is not assignable to a party to which EDC transfers the Site without the prior written consent of Monsanto, except to any company 100% of the voting stock of which is owned or controlled, directly or indirectly, by EDC. Although EDC has operated the Site since its acquisition from Monsanto in 1983, in 1988, EDC transferred ownership of the Site to the Company, which in turn transferred title to its Financial Services subsidiary. All of the outstanding stock of EDC and the Financial Services subsidiary are, directly or indirectly, wholly owned by the Company. Although no consent was obtained from Monsanto when EDC transferred ownership of the Site to its affiliated company to assign the Monsanto indemnification, if such a consent was required under the agreement with Monsanto, the Monsanto indemnification remains applicable to EDC. Recently, the Company's Chemical Business was advised that the Site had been placed in the Environmental Protection Agency's ("EPA") data based tracking system (the "System"). The System maintains an inventory of sites in the United States where it is known or suspected that a release of hazardous waste has occurred. Notwithstanding inclusion in the System, EPA's regulations recognize that such does not represent a determination of liability or a finding that any response action will be necessary. Over 36,000 sites in the United States are presently listed in the System. If a site is placed in the System, EPA regulations require that the government or its agent perform a preliminary assessment of the site. If the preliminary assessment determines that there has been a release, or that there is suspected to have occurred a release, at the site of certain types of contamination, the EPA will perform a site investigation. Pursuant to such regulations, the State of Arkansas performed such preliminary assessment for the EPA. The preliminary assessment report prepared by the State of Arkansas, dated September 30, 1992, regarding the Site states, in part, that a release of certain types of contaminants is suspected to have occurred at the Site.
It is anticipated that the EPA will, at some future date, perform a site inspection at the Site, which inspection will usually involve the gathering of additional data including environmental sampling of the Site. After conducting the site inspection, the regulations provide that the EPA may determine that: (i) the Site does not warrant further involvement in the evaluation process, or (ii) that further study of the Site is warranted to determine what appropriate action is to be taken in response to a release, if any, of contaminants at the Site or whether such release, if any, justifies the Site being placed on the National Priorities List. Being placed in the System will generally be the first step in the EPA's determination as to whether a site will be placed on the National Priorities List. After the EPA completes its site inspection and evaluates other information, the EPA will then assess the Site using the Hazard Ranking System to ascertain whether the Site poses a sufficient risk to human health or the environment to be proposed for the National Priorities List. There are approximately 1,200 sites in the United States presently listed on the National Priorities List. The Company has been advised that there have occurred certain releases of contaminants at the Site. However, the Company does not believe that such releases should warrant the Site being placed on the National Priorities List, but there are no assurances to that effect. The Company is in the process of studying the Site in an attempt to determine the extent of such releases at the Site and when such releases may have occurred. In addition, as a result of certain releases of contaminants at the Site, EDC may be subject to assessment of certain civil penalties. The Company has not yet received from the appropriate governmental agency of the State of Arkansas a determination as to the appropriate plan of remediation of the Site and what contaminants, if any, must be remediated. The Company is unable to estimate the cost of such remediation until the Company receives an acceptable plan from such agency. The Company believes that it will receive such plan from the State of Arkansas in the near future, and at that time the Company will be able to estimate the cost of such remediation at the Site. While there are no assurances, based on information presently available to the Company, the Company does not believe, as of the date of this report, that the Site being placed in the System or the response to any contamination at the Site or the assessment of penalties, if any, due to release of certain contaminants at the Site should have any material adverse effect on the Company or the Company's financial condition.

Environmental Control Business
- ------------------------------

  The Environmental Control Business conducts its fan coil manufacturing operations in various facilities, including two adjacent facilities located in Oklahoma City, Oklahoma, consisting of approximately 240,000 square feet owned by the Company. As of December 31, 1993, the Environmental Control Business was using the productive capacity of the above-referenced facility to the extent of approximately 92%, based on two, 8-hour shifts per day and a 5-day week.

  The Environmental Control Business manufactures most of its heat pump products in a leased 230,000 square foot facility in Oklahoma City, Oklahoma. The lease carries a five year term beginning March 1, 1988, with options to renew for five additional five year periods, and currently provides for the payment of rent in the amount of $52,389 per month. The Company also has an option to acquire the facility at any time in return for the assumption of the then outstanding balance of the lessor's mortgage. As of December 31, 1993, the productive capacity of this manufacturing operation was being utilized to the extent of approximately 59%, based on one, 8 hour shift per day and a 5-day week.

  The Environmental Control Business owns a 60,000 square foot facility in Juarez, Mexico, which it leases to a third party tenant. The Environmental Control Business also leases sales offices in Los Angeles and Chicago.

  All of the properties utilized by the Environmental Control Business are considered by Company management to be suitable and adequate to meet the current needs of that business.

Automotive Products Business
- ----------------------------

  The Automotive Products Business conducts its operations in plant facilities principally located in Oklahoma City, Oklahoma which are considered by Company management to be suitable and adequate to meet its needs. One of the manufacturing facilities occupies a building owned by the Company, subject to mortgages, totaling approximately 178,000 square feet. The Automotive Products Business also uses additional manufacturing facilities located in Oklahoma City, Oklahoma, owned and leased by the Company. During 1993, the Automotive Products Business under-utilized the productive capacity of its facilities.

  In December 1993, International Bearings, Inc. ("IBI") of Memphis, Tennessee, was acquired as a wholly owned subsidiary of the Company operating as a separate entity within the Automotive Products Division. IBI is a warehouse unit operating from a leased warehouse of approximately 45,000 square feet in an industrial park section of Memphis, TN.

Industrial Products Business
- ----------------------------

  The Company owns several buildings, some of which are subject to mortgages, totaling approximately 668,000 square feet located in Oklahoma City and Tulsa, Oklahoma, which the Industrial Products Business uses for showrooms, offices and warehouse facilities. The Company also owns real property located near or adjacent to the above-referenced buildings, which the Industrial Products Business uses for parking and storage.

  The Industrial Products Business also leases a facility from an entity owned by the immediate family of the Company's President, which facility occupies approximately seven acres in Oklahoma City, Oklahoma, with buildings having approximately 44,000 square feet. The Industrial Products Business also has an office in Europe to coordinate its European activities.

  All of the properties utilized by the Industrial Products Business are considered by Company management to be suitable and adequate to meet the needs of the Industrial Products Business.

Financial Services Business
- ---------------------------

  The Financial Services Business' corporate headquarters is located in approximately 26,700 square feet of leased office space in Oklahoma City, Oklahoma. In addition to the corporate facility, the Financial Services Business operates 14 branch offices. These facilities are considered by Company management to be suitable and adequate to meet the needs of the Financial Services Business.

  On January 4, 1989, Northwest Financial Corporation ("Northwest
Financial"), a wholly-owned subsidiary of Equity Bank, acquired an option to purchase a 22-story, 340,000 square foot office building in Oklahoma City, Oklahoma, which contains the corporate headquarters of the Financial Services Business. This property is known as "Equity Tower". Northwest Financial acquired the option for $100,000 contemporaneously with Equity Bank's acquisition of the note and mortgage relating to the property ("Equity Tower Loan"). Northwest Financial may exercise its option at any time during the six-month period beginning December 31, 1995. The option agreement provides that the purchase price for the property upon exercise of the option will equal the sum of (1) the then outstanding restated mortgage indebtedness secured by the property and (2) the greater of (a) $100,000 or (b) 20% of the difference between (i) the appraised fair market value of the property and
(ii) $15.1 million plus any additional advances under the loan plus any unpaid "cumulative deficiency amounts," as defined, accrued under the loan. As previously discussed, the Company has agreed under the Acquisition Agreement to acquire the Equity Tower Loan and option to purchase the Equity Tower at the time of closing of the sale of Equity Bank to Fourth Financial at Equity Bank's then current carrying value of the Equity Tower Loan on the books of Equity Bank. The carrying value of the Equity Tower Loan on the books of Equity Bank as of February 28, 1994, was approximately $13.8 million.

Item 3.  LEGAL PROCEEDINGS
- --------------------------

  In December 1987, the United States Environmental Protection Agency
("EPA") notified L&S Bearing Company ("L&S") of potential responsibility for releases of hazardous substances at the Mosley Road Landfill in Oklahoma ("the Mosley Site"). The recipients of such notification were: a) generators of industrial waste allegedly sent to the Mosley Site (including L&S), and b) the current owner/operator of the Mosley Site, Waste Management of Oklahoma ("WMO") (collectively, "PRPs"). Between February 20, and August 24, 1976, the Mosley Site was authorized to accept industrial hazardous waste. During this time, a number of industrial waste shipments allegedly were transported from L&S to the Mosley Site. In February 1990, EPA added the Mosley Site to the National Priorities List. WMO and the U.S. Air Force conducted the remedial investigation ("RI") and feasibility study ("FS"). It is too early to evaluate the probability of a favorable or unfavorable outcome of the matter for L&S. However, it is the PRP Group's position that WMO as the Mosley Site owner and operator should be responsible for at least half of total liability as the Mosley Site, and that 75% to 80% of the remaining liability, if allocated on a volumetric basis, should be assignable to the U.S. Air Force. The Company is unable at this time to estimate the amount of liability, if any, since the estimated costs of clean-up of the Mosley Site are continuing to change and the percentage of the total waste which were alleged to have been contributed to the Mosley Site by L&S has not yet been determined. If an action is brought against the Company in this matter, the Company intends to vigorously defend itself and assert the above position. Although there are no assurances to this effect, the Company is exploring whether it has insurance coverage for this claim. Insurance coverage, however, is not considered since it is not known whether insurance coverage will be provided in connection with this matter. The Company does not believe that the ultimate outcome of this matter will have a material adverse effect on the Company's financial position or results of operations.

  In April, 1989, a subsidiary, International Environmental Corporation ("IEC") was named as a third party defendant in a lawsuit brought by Economy Mechanical Industries of Illinois, Inc. ("Economy"), in an action pending in the Circuit Court of Cook County, Illinois, in connection with a project in Chicago, Illinois. Economy had purchased fan coil units for the project from IEC and the units were built in accordance with Economy's specifications.
This litigation initially resulted from disputes between the owner of the project and the general contractor, and in connection therewith, the owner withheld payment from the general contractor. The general contractor and a number of subcontractors (including Economy) filed mechanics liens against the property. The general contractor filed this action to foreclose on its lien and the owner has asserted numerous claims against the general contractor and certain subcontractors (including Economy) in the total amount of $20,610,599. One of the counterclaims made by the owner relates to the fan coil system manufactured by IEC. As a result Economy brought a third party action against IEC alleging that if the fan coil system is defective, such was the responsibility of IEC and in breach of IEC's implied and express warranties. IEC has denied that the fan coils are defective and contends that any failures, if any, were caused by improper installation or other causes beyond IEC's control. IEC has filed fourth party complaints against certain of its suppliers. Discovery in this proceeding is ongoing. The Company does not believe this matter will have a material adverse effect on the financial condition or results of operations of the Company due to the probable receipt of insurance proceeds in the event of an adverse outcome.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------------------------------------------------------------

  Not applicable.

Item 4A.  EXECUTIVE OFFICERS OF THE COMPANY
- -------------------------------------------

  Identification of Executive Officers.  The following table identifies the
  ------------------------------------
 executive officers of the Company.

                           Position and             Served as
                           Offices With             an Officer
Name                Age    the Company                 From
- ----                ----   -------------            -----------
Jack E. Golsen      65     Board Chairman           December, 1968
                           and President

Barry H. Golsen     43     President of the         August, 1981
                           Environmental
                           Control Businesses
                           and Director

David R. Goss       53     Senior Vice              March, 1969
                           President of
                           Operations and
                           Director

Tony M. Shelby      52     Senior Vice              March, 1969
                           President - Chief
                           Financial Officer,
                           and Director

Jim D. Jones        52     Vice President -         April, 1977
                           Treasurer and
                           Corporate Controller

Michael Tepper      54     Senior Vice              June, 1985
                           President -
                           International
                           Operations

David M. Shear      34     Vice President and       March, 1990
                           General Counsel

Heidi L. Brown      35     Vice President and       March, 1990
                           Managing Counsel

Michael Adams       44     Vice President-          March, 1990
                           Internal Audit

- --------------------------------------------------------------

  The Company's officers serve one-year terms, renewable on an annual basis by the Board of Directors. With the exception of Messrs. Adams and Shear and Ms. Brown, all of the individuals listed above have served in substantially the same capacity with the Company and/or its subsidiaries for the last five years. Prior to becoming an officer of the Company, Mr. Shear served as an antitrust attorney for the Federal Trade Commission and was in private law practice in Boston, Massachusetts. Ms. Brown was in private law practice in Boston, Massachusetts prior to joining the Company. Mr. Adams has been employed by the Company for the last five years, serving as Assistant Vice President - Internal Audit since 1985 before being elected Vice President of the Company.

  Family Relationships. The only family relationships that exist among the executive officers of the Company are the following: (i) Jack E. Golsen is the father of Barry H. Golsen, (ii) Jack E. Golsen is the uncle of Heidi L. Brown and (iii) David M. Shear and Heidi L. Brown are husband and wife.

                                  PART II

Item 5.    MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

  Market Information. The Company's Common Stock trades on the American Stock Exchange, Inc. ("AMEX") The following table shows, for the periods indicated, the high and low closing sales prices for the Company's Common Stock.

                              Fiscal Year Ended
                                 December 31,
                         ----------------------------
                          1993                   1992
                          ----                   ----
        Quarter     High        Low         High      Low
        -------     ----        ---         ----      ---
        First       11-1/8      6-3/4       2-7/8    1-1/4
        Second      12          9           4-7/8    2-3/8
        Third       12-3/8      10          6-1/2    3-3/4
        Fourth      11-3/8      8-1/8       7-3/4    4-3/4


  Stockholders. As of March 14, 1994, the Company had 1,539 record holders of its Common Stock.

  Issuance of Preferred Stock - On May 27, 1993, the Company completed a public offering of $46 million of a new series of Class C Preferred Stock, designated as $3.25 Convertible Exchangeable Class C Preferred Stock, Series 2, no par value ("Series 2 Preferred"). The Series 2 Preferred has a liquidation preference of $50.00 per share plus accrued and unpaid dividends and is convertible at the option of the holder at any time, unless previously redeemed, into Common Stock, $0.10 par value, of the Company, at an initial conversion price of $11.55 per share (equivalent to a conversion rate of approximately 4.3 shares of Common Stock for each share of Series 2 Preferred), subject to adjustment under certain conditions. If under certain conditions there occurs a Corporate Change or Ownership Change (as such terms are defined in the underlying documents creating the Series 2 Preferred) with respect to the Company, then, under certain conditions, each holder of Series 2 Preferred shall have the right, at the holder's option, for a period of 45 days after mailing of a notice by the Company that such change has occurred, to convert all, but not less than all, of such holders Series 2 Preferred into the Company's Common Stock or common stock of any corporation that is a successor to the Company at a special conversion rate. The shares of Series 2 Preferred are not entitled to vote except under limited circumstances.

  Each share of outstanding Series 2 Preferred is entitled to receive, if,when and as declared by the Board of Directors, an annual dividend of $3.25 per share payable quarterly in the arrears. See "Dividends" of this Item 5 below.

  The Series 2 Preferred is not redeemable prior to June 15, 1996.  The
Series 2 Preferred will be redeemable at the option of the Company, in whole or in part, at $52.28 per share if redeemed on or after June 15, 1996, and thereafter at prices decreasing rateably annually to $50.00 per share on and after June 15, 2003, plus accrued and unpaid dividends to the redemption date.

  Dividends. Holders of the Company's Common Stock are entitled to receive dividends only when, as and if declared by the Board of Directors. No dividends may be paid on the Company's Common Stock until all required dividends are paid on the outstanding shares of the Company's preferred stock, or declared and amounts set apart for the current period, and, if cumulative, prior periods. The Company has issued and outstanding as of December 31, 1993, 920,000 shares of Series 2 Preferred, 1,632.5 shares of a series of Convertible Non Cumulative Preferred Stock ("Non Cumulative Preferred Stock") and 20,000 shares of Series B 12% Convertible, Cumulative Preferred Stock ("Series B Preferred"). Each share of preferred stock is entitled to receive an annual dividend, if, as and when declared by the Board of Directors, payable as follows: (i) Series 2 Preferred at the rate of $3.25 a share payable quarterly in arrears on June 15, September 15, December 15, and March 15, (ii) Non Cumulative Preferred Stock at the rate of $10 a share, and (iii) Series B Preferred at the rate of $12.00 a share. The Company did not pay cash dividends on its Common Stock for many years. During the first part of 1993, the Company's Board of Directors approved the adoption of a policy as to the payment of cash dividends on its outstanding Common Stock pursuant to which an annual cash dividend of $.06 per share will be declared by the Board of Directors and paid on the Company's outstanding shares of Common Stock payable at $.03 per share semiannually, subject to change or termination by the Board of Directors at any time. The Company paid a cash dividend of $.03 a share on its outstanding Common Stock on July 1, 1993, and January 1, 1994; however, there are no assurances that this policy will not be terminated or changed by the Board of Directors. See Notes 9, 11, 12 and 13 to Notes to Consolidated Financial Statements.

  Under the terms of a loan agreement between El Dorado Chemical Company ("EDC") and its lenders, EDC cannot transfer funds to the Company in the form of cash dividends or other advances, except (i) for the amount of taxes that EDC would be required to pay if it was not consolidated with the Company and
(ii) an amount equal to twenty-five percent (25%) of EDC's cumulative adjusted net income (as reduced by cumulative net losses), as defined, any time EDC has a Total Capitalization Ratio, as defined, greater than .65:1 and after EDC has a Total Capitalization Ratio of .65:1 or less, 50% of EDC's cumulative adjusted net income (as reduced by cumulative net losses). See Note 9 of Notes to Consolidated Financial Statements and "Management's Discussion and Analysis".

  The Company is a holding company and, accordingly, its ability to pay dividends on its preferred stock and its common stock is dependent in large part on its ability to obtain funds from its subsidiaries. The ability of EDC, International Environmental Corporation and Equity Bank to pay dividends to the Company, to fund the payment of dividends by the Company or for other purposes, is restricted by certain agreements to which they are parties and, in the case of Equity Bank, subject to the restrictions promulgated by FIRREA. See "Business - Financial Service Business".

  On February 17, 1989, the Company's Board of Directors declared a dividend to its stockholders of record on February 27, 1989, of one preferred stock purchase right on each of the Company's outstanding shares of common stock. The rights expire on February 27, 1999. The Company issued the rights, among other reasons, in order to assure that all of the Company's stockholders receive fair and equal treatment in the event of any proposed takeover of the Company and to guard against partial tender abusive tactics to gain control of the Company. The rights will become exercisable only if a person or group acquires beneficial ownership of 30% or more of the Company's common stock or announces a tender or exchange offer the consummation of which would result in the ownership by a person or group of 30% or more of the common stock, except any acquisition by Jack E. Golsen, Chairman of the Board and President of the Company, and certain other related persons or entities.

  Each right (other than the rights, owned by the acquiring person or members of a group that causes the rights to become exercisable, which became void) will entitle the stockholder to buy one-hundredth of a share of a new series of participating preferred stock at an exercise price of $14.00 per share. Each one one-hundredth of a share of the new preferred stock purchasable upon the exercise of a right has economic terms designed to approximate the value of one share of the Company's common stock. If another person or group acquires the Company in a merger or other business combination transaction, each right will entitle its holder (other than rights owned by that person or group, which become void) to purchase at the right's then current exercise price, a number of the acquiring company's common shares which at the time of such transaction would have a market value two times the exercise price of the right. In addition, if a person or group (with certain exceptions) acquires 30% or more of the Company's outstanding common stock, each right will entitle its holder, (other than the rights owned by the acquiring person or members of the group that results in the rights becoming exercisable, which become void), to purchase at the right's then current exercise price, a number of shares of the Company's common stock having a market value of twice the right's exercise price in lieu of the new preferred stock.

  Following the acquisition by a person or group of beneficial ownership of 30% or more of the Company's outstanding common stock (with certain exceptions) and prior to an acquisition of 50% or more of the Company's common stock by the person or group, the Board of Directors may exchange the rights (other than rights owned by the acquiring person or members of the group that results in the rights becoming exercisable, which become void), in whole or in part, for shares of the Company's common stock. That exchange would occur at an exchange ratio of one share of common stock, or one one-hundredth of a share of the new series of participating preferred stock, per right.

  Prior to the acquisition by a person or group of beneficial ownership of 30% or more of the Company's common stock (with certain exceptions) the Company may redeem the rights for one cent per right at the option of the Company's Board of Directors. The Company's Board of Directors also has the authority to reduce the 30% thresholds to not less than 10%.

Item 6. SELECTED FINANCIAL DATA
- ------- -----------------------

                                                           Years ended December 31,
                                              1993        1992        1991        1990        1989
                                            --------    -------     -------     --------    --------
                                                              (Dollars in Thousands,
                                                               except per share data)

Selected Statement of Operations Data:
   Net sales                                $232,616    $198,373    $177,035    $196,577    $212,748
                                            ========    ========    ========    ========   ========
   Interest income on loans
     and investments                        $ 27,761    $ 32,205    $ 40,548    $ 33,856    $28,746
                                            ========    ========    ========    ========   ========
   FSLIC interest and yield
  maintenance                               $      -    $    936    $  3,441    $  7,803    $ 10,089

                                            ========    ========    ========    ========   ========

   Total Revenues                           $276,594    $246,783    $234,191    $248,226   $262,590
                                            ========    ========    ========    ========   ========
   Interest expense:
     Deposits                               $ 12,505    $ 16,445    $ 23,144    $ 27,940    $ 30,580
     Long-term debt and other                  9,517      13,194      16,142      16,100     13,996
                                            --------    --------    --------    --------    --------
                                            $ 22,022    $ 29,639    $ 39,286    $ 44,040    $ 44,576
                                            ========    ========    ========    ========   ========
   Provision for loan losses                $  1,382    $  1,224    $  1,335    $  5,852    $     35
                                            ========    ========    ========    ========   ========
   Income (loss) before extraordinary
     items                                  $ 12,399    $  9,255    $ (1,147)   $(10,654)   $  4,036
                                            ========    ========    ========    ========   ========
   Net income (loss)                        $ 12,399    $  9,255    $ (1,147)   $ (9,121)   $  4,036
                                            ========    ========    ========    ========   ========
   Net income (loss) applicable
     to common stock                        $ 10,357    $  7,428    $( 3,090)   $(11,107)   $ 1,987
                                            ========    ========    ========    ========   ========
   Primary earnings (loss)
     per common share:
       Income (loss) before
         extraordinary items                $    .77    $    .94    $   (.48)   $ (2.30)    $    .32
                                            ========    ========    ========    =======    ========
          Net income (loss)                 $    .71    $    .66    $   (.48)   $ (2.02)    $    .32
                                            ========    ========    ========    =======    ========

- ------- -----------------------------------

                                                            Years ended December 31,
                                              ----------------------------------------------------
                                              1993        1992        1991        1990        1989
                                              ----        ----        ----        ----        ----
                                                              (Dollars in Thousands,
                                                              except per share data)
Selected Balance Sheet Data:
  Total Assets                              $597,512    $582,248    $605,513    $649,730   $662,424
                                            ========    ========    ========    ========   ========
  Deposits                                  $332,511    $336,053    $359,228    $364,402   $386,493
                                            ========    ========    ========    ========   ========
  Long-term debt                            $ 30,295    $ 50,321    $ 56,330    $ 57,092    $43,616
                                            ========    ========    ========    ========   ========
  Redeemable preferred stock                $    155    $    163    $    179    $    186    $   196
                                            ========    ========    ========    ========   ========
  Non-redeemable preferred
    stock, common stock, and
    other stockholders' equity              $ 74,871    $ 18,339    $ 10,352    $ 13,481    $25,144
                                            ========    ========    ========    ========   ========
Selected other Data:
  Cash dividends declared
    per common share                        $    .06    $      -    $      -    $      -    $      -
                                            ========    ========    ========    ========   ========

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- ------  ---------------------------------------------------------------
        RESULTS OF OPERATIONS
        ---------------------

  The following Management's Discussion and Analysis of Financial
Condition and Results of Operations should be read in conjunction with a review of the Company's December 31, 1993 Consolidated Financial Statements,
Item 6 "SELECTED FINANCIAL DATA," and "BUSINESS" included elsewhere in this report.

Overview
- --------

  The Company is a diversified holding company which is engaged, through its subsidiaries, in the Chemical Business, the Environmental Control Business, the Automotive Products Business, the Industrial Products Business and the Financial Services Business. The Chemical Business, the Environmental Control Business and the Financial Services Business accounted for approximately 12%, 4% and 77% respectively, of the Company's assets at December 31, 1993, and approximately 42%, 25%, and 15% respectively, of the Company's revenues for the year then ended. The operating income of the Company increased from $16.5 million in 1991, to $25.9 million in 1992, to $30.6 million in 1993. As a result of significantly higher operating income and lower interest expense, the Company's net income was approximately $12.4 million in 1993, as compared to a net income of $9.3 million in 1992 and a net loss of $1.1 million in 1991. As previously discussed in this report, the Company has entered into an agreement to sell Equity Bank (which comprises the Company's Financial Service Business) to Fourth Financial, which agreement has been previously defined as the Acquisition Agreement. See "Liquidity and Capital Resources" of this "Management Discussion and Analysis", "Business - Recent Developments", "Business- Financial Service Business" and Note 1 to Notes to Consolidated Financial Statements for further discussion of the proposed sale of Equity Bank.

Results of Operations
- ---------------------

  Comparison of 1993 with 1992

  Revenues

  Total revenues for the years ended December 31, 1993 and 1992 were $276.6 million and $246.8 million, respectively (an increase of $29.8 million). Interest and other income attributable to the operations of the Financial Services Business included in total revenues was $41.8 million in 1993, compared to $46.9 million for 1992. The decrease resulted primarily from a net decrease in interest income of $5.5 million due to decreased interest income from loans receivable and mortgage-backed securities of $5.4 million due to declining interest rates.

  Net Sales

  Consolidated net sales for the year 1993 were $232.6 million, compared to $198.4 for the year 1992, an increase of $34.2 million or 17.2%. This increase in sales resulted principally from: (i) increased sales in the Chemical Business of $8.9 million, primarily due to the acquisition of Total Energy Systems Limited ("TES") in July, 1993, sales by Slurry Explosive Corporation ("Slurry") to an expanded customer base for twelve months in 1993 compared to only eleven months in 1992, and sales of Universal Tech Corporation ("UTC"), which was acquired in September, 1992, offset by reduced sales by El Dorado Chemical Company due to the effects of coal mine strikes in the eastern United States; (ii) increased sales in the Environmental Control Business of $14.6 million, primarily due to an expanded customer base in 1993 and the effects in 1992 of a strike at the fan coil manufacturing plant of this business; (iii) increased sales in the Automotive Products Business of $8.5 million due to an expanded customer base in 1993; and (iv) increase sales in the Industrial Products Business of $2.2 million, primarily due to increased sales to a foreign customer (see Note 8 to Notes to Consolidated Financial Statements and discussion under the "Liquidity and Capital Resources" section of this report).

  Gross Profit

  Gross profit was 25.0% for 1993, compared to 26.2% for 1992. The decline in the gross profit percentage was due primarily to (i) lower efficiency in the heat pump manufacturing plant of the Environmental Control Business as a result of period costs associated with start up of production requirements related to an agreement entered into with a major United States air conditioning company; (ii) a shift in sales mix in the Industrial Products Business to lower margin items; and (iii) higher cost of the primary raw material (ammonia) in the Chemical Business. During 1993 the average cost of ammonia was approximately 12.2% higher than the average cost of ammonia during 1992. This higher cost was not fully passed on to customers in the form of price increases. These factors were offset in part by gross profits recognized on the foreign sales contract (See Note 8 to Notes to Consolidated Financial Statements) of $5.3 million in 1993, compared to only $3.6 million in 1992, and the effects in 1992 of a strike at the fan coil manufacturing plant of the Environmental Control Business.

  Selling, General and Administrative Expense

  Selling, general and administrative expenses for the non-financial services businesses as a percent of net sales was 18.9% in 1993 and 18.9% in 1992. The Financial Services Business recorded a decrease of $733,000 in SG&A expenses in 1993 compared to 1992. The decrease included (i) a $0.2 million reduction in data processing expenses associated with conversion costs due to changing service bureaus in 1992, reduction in advertising expense, and various fees and assessments associated with the credit card operations; (ii) a $0.7 million reduction in other expenses primarily relating to the potential income sharing provision of the assistance agreement; and (iii) a $2.5 million increase in profitability related to real estate operations, offset by increased goodwill amortization of $2.4 million. See "Termination of Assistance Agreement" discussed elsewhere in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 3 of Notes to Consolidated Financial Statements for further discussion of the effects of the termination of the Assistance Agreement between Equity Bank and the RTC.

  Interest Expense

  Interest expense for the Company was approximately $22.0 million during 1993 compared to approximately $29.6 million during 1992. The decrease primarily resulted from lower interest rates and lower average balances of deposits and borrowed funds.

  Income Before Taxes

  The Company had income before income taxes of $13.3 million in 1993, compared to $9.8 million in 1992. The improved profitability of $3.5 million, after the one time charge to expense of $1.8 million for settlement of a dispute with Customs, was due to higher sales in the Chemical, Environmental Control, and Automotive Products businesses, an increase of $1.7 million in estimated earnings on the foreign sales contract, and increased net interest margin in the financial service business resulting from declining interest rates in 1993 as compared to 1992.

  As a result of the Company's net operating loss carryforward for income tax purposes as discussed elsewhere herein and in Note 10 of Notes to Consolidated Financial Statements, the Company's provisions for income taxes for 1993 and 1992 are for current state income taxes and federal alternative minimum taxes.

  Comparison of 1992 with 1991

  Revenues

  Total revenues for the years ended December 31, 1992 and 1991 were $246.8 million and $234.2 million, respectively (an increase of $12.6 million). Interest and other income attributable to the operations of the Financial Services Business included in total revenues was $46.9 million in 1992, compared to $55.0 million for 1991. The decrease resulted primarily from a net decrease in interest income of $7.3 million due to (i) decreased interest income from loans receivable of $4.3 million due to declining interest rates and reduced outstanding principal balances; (ii) a decline in yield maintenance assistance of $2.5 million due to a declining guaranteed yield rate and a reduction in covered asset balances; (iii) lower income from other interest earning assets (principally overnight deposits) of $1.5 million due to declining rates offered for these types of assets in addition to reduced amounts available to invest. These decreases were offset by an increase in interest income from mortgage-backed securities of $1.2 million resulting from additional investments of excess cash into mortgage-backed securities to enhance interest rate spreads.

  Net Sales

  Consolidated net sales for the year 1992 were $198.4 million, compared to $177.0 for the year 1991, an increase of $21.4 million or 12.1%. This increase in sales resulted principally from an increase in sales of $17.1 million by the Chemical Business from increased demand in the blasting products, fertilizer, and acid products markets ($6.9 million) and sales due to the acquisition of Slurry in January 1992 ($10.2 million). Sales increases and decreases by other businesses were: Environmental Control Business - decrease $3.3 million; Automotive Products Business increase $2.9 million;
and Industrial Products Business - increase $4.7 million. The low order level in the Environmental Control Business, which began in the second half of 1990 and continued into 1991 and 1992, is a result of a general decline in the construction industry. Additionally, sales reductions in the Environmental Control Business were due to a strike which began on May 20, 1992, at the fan coil manufacturing plant of this business. The plant resumed operations in July, 1992 with new employees that are not members of a union. Productivity is continuing to improve at the plant and reached near normal levels by December 31, 1992. The Sales increases in the Automotive Products Business are due to stronger market conditions and an expanded customer base. Sales in 1992 for the Industrial Products Business include $6.2 million in earned revenues related to the Foreign Sales Contract discussed in the Liquidity and Capital Resources section and Note 8 of Notes to Consolidated Financial Statements. Sales declines in the remaining sectors of the Industrial Products Business were primarily the result of depressed market conditions.

  Gross Profits

  Gross profit was 26.2% for 1992, compared to 23.0% for 1991. This increase in gross profit percentage is partially due to improved absorption of manufacturing costs in the Chemical Business and Automotive Products Business commensurate with their increased sales and manufacturing requirements. In addition, the Chemical Business benefited from a lower cost of its primary raw material (ammonia) in 1992 compared to 1991. Gross profit related to the Foreign Sales Contract for 1992 amounted to $3.6 million. These gross profit percentage improvements were partially offset by decreases in the Environmental Control Business due to lower sales and inefficiencies in the manufacturing process attributable to the effect of the strike discussed above.

  Selling, Gains and Administrative Expenses

  Selling, general and administrative ("SGA") expenses for the non-financial services businesses as a percent of net sales were 18.9% in 1992 and 20.7% in 1991. As sales increased, normal SGA costs did not increase proportionately, thus resulting in a lower percentage. Additionally, the Company experienced reductions in 1992 expense levels in the areas of bad debts, insurance and other administrative expenses. The Financial Services Business recorded an increase of $580,000 in SGA expenses for 1992 compared to 1991. This increase is due primarily to an increase in expenses related to real estate operations.

  Interest Expense

  Interest expense of the Company in 1992 was approximately $29.6 million, compared to approximately $39.3 million in 1991. The decrease resulted from:
(i) $6.7 million decrease in interest on deposits due principally to lower rates, (ii) $2.3 million reduction in interest expense on borrowed funds of the Financial Services Business due to lower rates on such borrowed funds, and
(iii) $650,000 decrease in interest on long-term debt of the Non-Financial Services Businesses resulting from lower rates and lower average balances of borrowed funds.

  Income Before Taxes

  The Company had a consolidated income before income taxes of $9,771,000 in 1992 compared to a loss of $950,000 for 1991. The increased profitability of $10.7 million is primarily due to improved sales in the Chemical Business, the acquisition of Slurry, improvement in the results of operations in the Automotive Products Business, $3.6 million in estimated earnings related to the Foreign Sales Contract and reduced interest rates.

  As a result of the Company's net operating loss carryforward for income tax purposes as discussed elsewhere herein and in Note 10 to Consolidated Financial Statements, the Company's provisions for income taxes for 1992 and 1991 are for current state income taxes and federal alternative minimum taxes.

Liquidity and Capital Resources
- -------------------------------

  The Company is a diversified holding Company and its liquidity is dependent, in large part, on the operations of its subsidiaries and credit agreements with lenders. As a regulated business, Equity Bank is limited in the transactions which it can enter into with the Company, except as specifically approved by the appropriate regulatory agencies. As a result, the Company does not guarantee the obligations of Equity Bank nor does Equity Bank guarantee the obligations of the Company. Accordingly, the Financial Services and Non-Financial Services Businesses are discussed independently. Existing financial arrangements between the Company's Financial and Non-Financial Services Businesses are important elements of the liquidity and capital resources of the Non-Financial Services Businesses.

Non-Financial Services Businesses (Company and its subsidiaries other than
- --------------------------------------------------------------------------
Equity Bank)
- ------------

  Substantially all of the capital requirements, other than the equity capital of the Company and its subsidiaries, are funded by three sources:

(1) Pursuant to approvals by the then appropriate governmental agency in 1988, the Company and its subsidiaries have been selling eligible accounts receivable to Equity Bank with recourse to the particular seller. Under such arrangement, an account receivables sold to Equity Bank at 100% of the unpaid face value of such account receivable. Under the prior approvals, the Company and its subsidiaries were allowed to sell Equity Bank, at any one time, up to $60 million of eligible accounts receivables. At December 31, 1993, $33.6 million of such accounts receivable were owned by Equity Bank. The Office of Thrift Supervision ("OTS"), the primary regulator of Equity Bank, has taken the position that the approvals granted in 1988 allowing such accounts receivable transactions between the Company, its subsidiaries and Equity Bank have expired. As a result, Equity Bank and the OTS have agreed that (i) at no one time subsequent to September 28, 1993, but prior to September 1, 1994, shall the total amount of such accounts receivable owned by Equity Bank exceed $33.6 million; (ii) beginning February 1, 1994, Equity Bank will not purchase any new accounts receivable from the Company and/or its subsidiaries if such would result in Equity Bank owning an amount that would exceed the amount allowed by current regulations for transactions with affiliated companies, which amount is based on a percentage of Equity Bank's capital, and (iii) on and after September 1, 1994, the amount of such accounts receivable owned by Equity Bank at any one time must be in compliance with current regulations for transactions with affiliated companies. Assuming that on December 31, 1993, Equity Bank had been required to meet current regulations regarding the amount of such outstanding accounts receivable owned by Equity Bank, the amount of such accounts receivable would have had to be reduced to approximately $9.2 million as of such date. The Company has temporarily replaced a substantial portion of the accounts receivable financing previously provided by Equity Bank with Bank IV of Oklahoma, N.A. ("Bank IV") a subsidiary of Fourth Financial which is providing the Company with a $25 million accounts receivable financing line of credit at 80% of the unpaid face value of such accounts receivable ("Bank IV Line of Credit"). The Bank IV line of Credit is temporary and will expire during 1994 unless extended. . The Company intends to continue to use the accounts receivable financing arrangement with Equity Bank to the extent described above and as allowed by regulations until Equity Bank is sold as discussed elsewhere herein.
        The Company has begun negotiations for a comprehensive line of credit. Although the Company believes it will be successful in obtaining the comprehensive line of credit to replace most, if not all, of its present credit facilities, there are no assurances that it will be successful in negotiating such.

(2) The Company and its subsidiaries (other than Equity Bank and the Chemical Business) are parties to a credit agreement ("Agreement"), with an unrelated lender ("Lender"), collateralized by certain inventory and certain other assets of the Company and its subsidiaries (including the capital stock of International Environmental Corporation) other than the assets and capital stock of Equity Bank and the Chemical Business. The Credit Agreement provides for a revolving credit facility ("Revolver") for direct borrowing up to $8 million, including the issuance of letters of credit. The Revolver provides for advances at varying percentages of eligible inventory. This Agreement expires on June 30, 1994, but the

  Company believes the Agreement can be extended at that time. At December 31, 1993, the availability based on eligible collateral approximated the credit line. Borrowings (including letters of credit) under the Revolver outstanding at December 31, 1993, were $.6 million. The Revolver requires reductions of principal equal to reductions as they occur in the underlying inventory times the advance rate. When the offering of the Series 2 Preferred was completed, the Company repaid $6.8 million of the Revolver with a portion of the net proceeds from the offering of the Series 2 Preferred. The Company presently intends to keep the Credit Agreement in effect if it can renegotiate certain of its terms.

(3) The Company's wholly-owned subsidiaries, El Dorado Chemical Company and Slurry Explosive Corp., which comprise the Company's Chemical Business , are parties to a loan agreement ("Loan Agreement") with two institutional lenders ("Lenders"). This Loan Agreement, as amended in conjunction with an unscheduled payment of $7.2 million in the third quarter of 1993, provides for a seven year term loan of $28.5 million ("Term Loan"), a $10 million asset based revolving credit facility ("Revolving Facility"), and an additional revolving credit line of $7.2 million. Available borrowings under this additional revolving credit line at December 31, 1993 was the full $7.2 million and decreases annually until its termination in March, 1997. The balance of the Term Loan at December 31, 1993 was $20.6 million. The annual principal payment of the Term Loan for 1993, paid June 30, 1993, was $4.4 million. Annual principal payments on the Term Loan escalate each year from $4.8 million in 1994 to a final payment of $5.5 million on March 31, 1997.
        In addition to the $4.4 million principal payment on the Term Loan, a $1.5 million principal payment was made on June 30, 1993 on a term loan which was subsequently converted into the additional revolving credit line of $7.2 million discussed above. Borrowings under the Revolving Facility are available up to the lesser of $10 million or the borrowing base. The borrowing base is determined by deducting 100% of Chemical's accounts receivable sold to Equity Bank from the maximum borrowing availability as defined in the Revolving Facility. The maximum line availability based on eligible collateral under the Revolving Facility at December 31, 1993 was approximately $8.7 million, net of approximately $1.1 million reserved for the issuance of a standby letter of credit. At December 31, 1993 there were outstanding borrowings under the Revolving Facility of $2.1 million. The Revolving Facility requires reductions of principal equal to reductions as they occur in the underlying accounts receivable and inventory times the applicable advance rate, assuming that the outstanding balance under the Revolving Credit Facility is less than the then maximum line availability based on eligible collateral. During 1993 and 1992, borrowings under the Revolving Facility were reduced to zero for forty-five (45) consecutive days as required by its terms. Annual interest at the agreed to interest rates, if calculated on the $22.7 million outstanding balance at December 31, 1993 would be approximately $2.7 million. The Term Loan and Revolving Facility are secured by substantially all of the assets and capital stock of Chemical. The Loan Agreement requires Chemical to maintain certain financial ratios and contains other financial covenants, including tangible net worth requirements and capital expenditures limitations. As of the date of this report, Chemical is in compliance with all financial covenants. Under the terms of the Loan Agreement, Chemical cannot transfer funds to the Company in the form of cash dividends or other advances, except for (i) the amount of taxes that Chemical would be required to pay if it was not consolidated with the Company; (ii) an amount equal to fifty percent (50%) of Chemical's cumulative adjusted net income as long as Chemical's Total Capitalization Ratio, as defined, is .65:1 or below and, (iii) borrowings under the additional revolving credit line of $7.2 million.

  Cash Flows - Non-Financial Services
  -----------------------------------

  Net cash used by operating activities in 1993, after adjustment for non-cash expenses of $7.1 million, was $7.9 million. This cash used by operating activities included the following changes in assets and liabilities: (i) accounts receivable increased $12.3 million; (ii) accounts payable and accrued liabilities decreased $1.6 million; (iii) increased costs and estimated earnings in excess of billings on the foreign sales contract of $5.6 million;
(iv) inventory reduced $2.3 million; and (v) increased supplies, prepaid items, and other assets of $2.0 million. The increase in accounts receivable is due to higher sales in the Chemical, Environmental Control and Automotive Products Businesses. The decrease in accounts payable and accrued liabilities resulted from paydown of approximately $5 million with the net proceeds from the offering of the Series 2 Preferred, partially offset by increases resulting from higher business activity and expanded customer bases in the Chemical, Environmental Control, and Automotive Products Business. The decrease in inventories is due to reduced inventory levels in the Environmental Control Business, which was increased beyond required levels in 1992. The increase in supplies, prepaid items and other assets is due to increased business activity and prepayments for supplies, insurance, and computer software and services. Financing activities in 1993 included $43.9 million of net proceeds from issuance of 920,000 shares of the Series 2 Preferred and proceeds of $3.2 million from issuance of Common Stock, primarily in connection with the redemption of the Company's $2.20 Series 1 Convertible Exchangeable Class C Preferred Stock during the first quarter of 1993. Such increases have been offset by dividend payments of $2.7 million and paydown of long term debt of $24.9 million. Cash flows used in investing activities included capital expenditures for property, plant and equipment of $5.5 million related to the Chemical Business, $1.5 million related to plant improvements in the Environmental Control Business, and $1.7 million related to improvements to the Automotive Products Business' warehouse facilities in Oklahoma City, in addition to tooling and other upgrades made to machinery used in the Automotive Products Business manufacturing facility.

  Future cash requirements include working capital requirements for anticipated sales increases in the Environmental Control Business, the Chemical Business and the Automotive Products Business, and funding for future capital expenditures, primarily in the Chemical Business and the Environmental Control Business. Funding for the higher accounts receivable resulting from anticipated sales increases will be provided by the Chemical Business' revolving credit facilities previously discussed and the accounts receivable financing provided by Bank IV. As previously discussed, the accounts receivable financing is temporary and will be replaced with the comprehensive line of credit that the Company is attempting to negotiate. Inventory requirements for the higher anticipated sales activity should be met by scheduled reductions in the inventories of the Environmental Control and Automotive Products Businesses, both of which increased their inventories in 1992 beyond required levels. During November 1993, the Company's Chemical Business acquired an additional concentrated nitric acid plant and related assets for approximately $1.9 million. The Chemical Business is in the process of moving such plant and assets from Illinois to, and installing such at, its manufacturing plant located in El Dorado, Arkansas. The Company anticipates that the total amount that will be expended to acquire, move and install the plant and assets will be approximately $12.0 million for which the Company expects to obtain financing secured by such assets. The Company expects the plant and asset installation to be compete and operational by the end of 1994. The Company also has planned capital expenditures for the Environmental Control Business to acquire certain machinery and equipment for approximately $4 million in 1994. Approximately $2 million of these expenditures are expected to be financed by the sellers of said machinery and equipment. The remaining $2 million is expected to be financed from operations.

  Management believes that cash flows from operations and other sources, including the comprehensive line of credit that the Company is presently negotiating will be adequate to meet its presently anticipated capital expenditure, working capital, debt service and dividend requirements. The Company currently has no material commitment for capital expenditures, other than those related to Chemical's acquisition of an additional concentrated nitric acid plant, the Environmental Control Business' acquisition of machinery and equipment as discussed above, and a commitment of a subsidiary of the Company to purchase from Equity Bank in the year 2000 for the then carrying value for regulatory capital purposes certain of the Transferred Assets presently being leased by Equity Bank to the subsidiary. Equity Bank's carrying value for all of the Transferred Assets at December 31, 1993 was approximately $65.4 million. The Company has agreed under the Acquisition Agreement to repurchase all of the Transferred Assets by purchasing the subsidiaries of Equity Bank that own the Transferred Assets at least one (1) day prior to consummation of the Acquisition Agreement. However, if the sale of Equity Bank does not occur, the Company believes that it will be able to obtain satisfactory financing from non-affiliated parties to fulfill this commitment on or prior to the date that the subsidiary of the Company is required to purchase such assets.

  The Company's Board of Directors has approved the adoption of a new policy as to the payment of annual cash dividends of $.06 per share on its outstanding Common Stock, subject to termination or change by the Board of Directors at any time. The Board of Directors declared a cash dividend of $.03 per share on the Company's outstanding shares of Common Stock, which was paid July 1, 1993, to the stockholders of record as of the close of business on June 15, 1993.

  On November 11, 1993 the Company's Board of Directors declared a (i)
$.03 a share cash dividend on each outstanding share of its Common Stock, payable January 1, 1994, to stockholders of record on December 15, 1993, (ii) $3.00 a share quarterly cash dividend on each outstanding share of its Series B 12% Cumulative Convertible Preferred Stock, $100 par value, payable January 1, 1994, to stockholders of record on December 1, 1993, (for the fourth quarter of 1993), (iii) $12.00 a share annual cash dividend on each outstanding share of its Series B 12% Cumulative Convertible Preferred Stock, $100 par value, payable January 1, 1994 to stockholders of record on December 1, 1993, which is the annual dividend on this series of preferred stock for 1994, and (iv) $.81 a share quarterly cash dividend on each outstanding share of its Series 2 Preferred, paid December 15, 1993 to shareholders of record on December 1, 1993.

  Foreign Sales Contract - A subsidiary of the Company entered into an agreement with a foreign company ("Buyer") to supply the Buyer with equipment, technology and technical services to manufacture certain types of automotive bearing products. The agreement provides for a total contract amount of approximately $56 million, with $12 million of the contract amount to be retained by the Buyer as the Company's subsidiary's equity participation in the Buyer, which will represent a minority interest. Through December 31, 1993, the Company's subsidiary has received $13.1 million from the buyer under the agreement. During 1993, the Company and the foreign customer agreed to a revised payment schedule which deferred the beginning of payments under the contract from June 30, 1993 to one $791,000 principal payment on November 1, 1993 and then principal payments of $791,000 due March 31, 1994 and quarterly, thereafter, until the contract is paid in full.

  The customer made the November 1 payment as agreed and the Company expects that the customer will make future payments as they become due, starting with the payment due March 31, 1994. See "Business - Industrial Products Business" and Note 8 to Notes to Consolidated Financial Statements.

  Business Acquisitions - In July, 1993, the Company acquired an
Australian explosives business, Total Energy Systems Limited ("TES"). At December 31, 1993 the Company has investments and advances of approximately $3.4 million related to TES.

  In December 1993,IBI, an automotive products distributor, was acquired as a wholly owned subsidiary of the Company operating as a separate entity within the Automotive Products Business, for a cash payment of $1.8 million and a note payable of $0.2 million. At December 31, 1993, IBI had assets of $2.2 million.

  In March 1994, a subsidiary of the Company advanced to Deepwater
Iodides, Inc. ("Deepwater"), a specialty chemical company, $450,000 on a demand basis. In connection with the loan, Deepwater and the Company agreed to finalize an option allowing the Company to purchase from Deepwater an amount of stock of Deepwater equal to fifty-one percent of the outstanding shares of Deepwater for $1.95 million. The Company anticipates exercising this option prior to the end of 1994, subject to the results of due diligence presently being conducted.

  See Note 2 to Notes to Consolidated Financial Statements for further discussion of business acquisitions.

  Settlement of U.S. Customs Matter - During the third quarter of 1993, the Company paid $1.8 million to U.S.Customs in settlement of a long standing dispute over a "notice of redelivery" served by U.S. Customs in a prior year.

  Settlement of Litigation - In 1993 the Company filed suit against certain transportation companies and certain of the Company's insurers over damage sustained to certain of the Industrial Products Business' machine inventory while in the transportation companies' possession. Subsequent to December 31, 1993, the Company settled its litigation with one of it's insurers for $2.8 million, net of related costs, which was paid to the Company on March 11, 1994. The Company continues to pursue litigation against two insurers that were not parties to said settlement and against the transportation companies.

  Letters of Intent with Foreign Customers - During the second and third quarters of 1993, a subsidiary of the Company signed two separate letters of intent to supply separate customers, one in the former Soviet Union and one in Poland, with equipment to manufacture environmental control products. Upon completion, the agreements are expected to include the sale of licenses, designs, tooling, machinery, equipment, technical information, proprietary know how, and technical services. The total sales price for the two contracts is expected to be approximately $98 million. The agreements are also expected to include a provision that, in lieu of cash, the Company will accept payment in kind of anhydrous ammonia from the foreign customers at the foreign customers' option. The projects are subject to completion of two separate definitive agreements between each of the foreign customers and the Company's subsidiary. There are no assurances that definitive contracts with either of these two customers will be finalized. See "Business - Environmental Control Business".

  Availability of Company's Loss Carryovers - The Company anticipates that its cash flow in future years will benefit to some extent from its ability to use net operating loss ("NOL") carryovers from prior periods to reduce the federal income tax payments which it would otherwise be required to make with respect to income generated in such future years. As of December 31, 1993, the Company, excluding amounts applicable to Equity Bank, had available NOL carryovers of approximately $37 million, based on its federal income tax returns as filed with the Internal Revenue Service for taxable years through 1992, and on the Company's estimates for 1993. These NOL carryovers will expire beginning in the year 1999.

  The amount of these carryovers has not been audited or approved by the Internal Revenue Service and, accordingly, no assurance can be given that such carryovers will not be reduced as a result of audits in the future. In addition, the ability of the Company to utilize these carryovers in the future will be subject to a variety of limitations applicable to corporate taxpayers generally under both the Internal Revenue Code of 1986, as amended, and the Treasury Regulations. These include, in particular, limitations imposed by Code Section 382 and the consolidated return regulations.

  Contingencies - As discussed in Item 3 and in Note 14 of Notes to the Consolidated Financial Statements, the Company has several contingencies that could impact its liquidity in the event that the Company is unsuccessful in defending against the claimants. Although management does not anticipate that these claims will result in substantial adverse impacts on its liquidity it is not possible to determine the outcome.

  Financial Services Business
  --------------------------

  Termination of Assistance Agreement - During the first quarter of 1993, Equity Bank finalized an agreement with the RTC terminating the Assistance Agreement entered into between Equity Bank and the FSLIC in 1988 (the "Assistance Agreement"), in connection with Equity Bank's acquisition of Arrowhead. In connection with such termination, the RTC paid Equity Bank approximately $14.2 million and all of the obligations of both parties under the Assistance Agreement were terminated. As a result of the termination of the Assistance Agreement, Equity Bank assumed the credit risk with respect to approximately $30.8 million of assets (as of the date the Assistance Agreement was terminated ) that had been acquired from Arrowhead in 1988, with respect to which the FSLIC had previously borne the credit risk. Equity Bank reserved a substantial portion of such $14.2 million to provide for potential future losses relating to loans and real estate in which Equity Bank assumed the credit risk as a result of the termination. As a result, the Company believes that there are adequate loss reserves relating to the assets for which the credit risk was assumed.

  Regulatory Capital Compliance - At December 31, 1993 Equity Bank's regulatory core capital was $38.6 million or 7.7% of assets compared to the 3% minimum requirement. Tangible Capital was $34.8 million or 6.9% of assets compared to the 1.5% minimum requirement, and Risk-Based Capital was $41.4 million or 15.1% compared to the 8% requirement. Management believes that Equity Bank will be able to meet all applicable requirements of law and federal regulation under FIRREA, although there are no assurances that they will be able to do so.

  Fully Phased-In Capital - FIRREA requires that Equity Bank meet progressively higher capital requirements each year until they are "fully phased-in" through December 31, 1994, except for certain assets for which the "phase-in" period has been extended through July, 1996. Equity Bank currently does and will, in the judgement of the Company, be able to meet applicable requirements of law and regulations relating to capital requirements as presently in effect and as the same become effective during the phase-in period under current law and regulations, although there are no assurances that Equity Bank will be able to so comply. At December 31, 1993, Equity Bank exceeded the current regulatory capital requirements and under the technical definition and calculation of fully phased-in capital as prescribed by FIRREA, Equity Bank believes that it meets future capital standards as presently mandated by FIRREA.

  The OTS has issued a final rule adding an interest rate risk component
(IRR Component) to its risk-based capital rule. The final rule is effective January 1, 1994. The IRR component is a dollar amount that will be deducted from total capital for the purpose of calculating an institution's risk-based capital requirements. The IRR component is equal to one-half the difference between an institutions' "measured exposure" and a "normal" level of exposure.

  An institution's interest rate risk exposure will be measured in terms of the sensitivity of its net portfolio value (NPV) to changes in interest rates. The OTS will calculate changes in an institution's NPV based on financial data submitted by the institution in its quarterly reports.

  An institution's "Measured Interest Rate Risk" (Measured IRR) will be expressed as the change that occurs in its NPV as a result of a hypothetical 200 basis point increase or decrease in interest rates (whichever leads to the lower NPV) divided by the estimated economic value (Present value) of its assets. An institution with a "normal" level of interest rate risk is defined as one whose Measured IRR is less than 2 percent, as estimated by the OTS Model. Only institutions whose Measured IRR exceed 2 percent will be required to maintain an IRR component. Based on Equity Bank's current levels of liquid assets and regulatory capital, management does not expect Equity Bank's interest rate risk component to have a material adverse effect on Equity Bank's regulatory capital level or its compliance with regulatory capital requirements, although there can be no assurance to this effect.

  Liquidity - The liquidity of Equity Bank has consistently been significantly in excess of regulatory liquidity requirements. Cash is normally invested in Federal Home Loan Bank ("FHLB") overnight deposits that earn a floating rate of interest. Equity Bank's cash and liquidity are monitored on a daily basis. A comparison of the required liquidity and actual liquidity is also performed on a daily basis.

  Additionally, Equity Bank, as an insured institution, is required to maintain cash and eligible liquid investments equal to at least 5% of net withdrawable deposits accounts and short term borrowings. Equity Bank's liquidity ratio, so calculated was 8.04% at December 31, 1993. For liquidity purposes, Equity Bank's mortgage-backed securities portfolio and FHLB stock are considered ineligible liquid investments. Based on a calculation considering these types of investments as eligible, Equity Bank's liquidity ratio would be approximately 49%. The primary liquid assets of Equity Bank consist of overnight and demand deposits and short-term investment securities.

  Funding Sources - Equity Bank has several significant sources of funding. The primary sources of funding are: internal operating revenues, including receipts of FSLIC assistance; loan repayments of interest and principal; new and current depositor activity; maturities of investments and sales of mortgage loans; FHLB advances based on the collateral value of Equity Bank's assets; and reverse repurchase debt based on the collateral value of new investments or mortgage-backed securities to be purchased.

  At December 31, 1993, deposits totaled approximately $332.5 million and had a weighted average interest rate of 3.50%; FHLB advances totaled approximately $87.7 million, had a weighted average interest rate of 3.59% and have maturities through 1998.

  The primary uses of cash and liquidity include the funding of loans, payments of interest on savings deposits, payments for savings withdrawals, payment of operating expenses and investing activity.

  During 1993, Equity Bank used approximately $14.6 million in operating activities, used $0.9 million in investing activities and used $7.8 million in financing activities, resulting in a net decrease in cash of $23.3 million. Net cash used in operating activities included $24.4 million net increase in loans and mortgage-backed securities held for sale offset by net income of $8.2 million (on a stand-alone basis). The net cash used by investing activities included purchases of mortgage-backed securities of $85.7 million offset by principle payments on loans and mortgage-backed securities, net of loan originations of $63.2 million and payment received for termination of the

FSLIC Assistance Agreement of $14.2 million. The net cash used by financing activities included reductions in deposits of $3.5 million and a net reduction in borrowings of $4.1 million.

   At December 31, 1993, Equity Bank held $201.6 million of mortgage-backed securities held for investment. These investments were primarily financed with FHLB advances and reverse repurchase agreements.

  Risk Management - Equity Bank's management is dedicated to operating within prudent risk management policies and procedures. This includes the extension of credit to borrowers, investment purchases and liability funding.

  Equity Bank currently adheres to stringent loan underwriting procedures. Loans are made primarily within Equity Bank's geographical presence. All loans other than credit card loans currently generated for portfolio purposes are adjustable rate loans. A significant number of fixed-rate mortgage loans are made each month, but are sold to the secondary market normally within 90 to 120 days after origination. The total dollar amount of unsold fixed-rate mortgage loans is dictated and monitored by the Board of Directors.

  Investment purchases are approved by the Investment Committee of the Board of Directors based on the recommendations of management. Management utilizes an internal asset/liability modeling software system to analyze the current condition and matching of the balance sheet and potential investment purchases. The interest rate sensitivity of the balance sheet is monitored monthly. An upward or downward movement of interest rates of 400 basis points is projected each month to determine whether the sensitivity of assets and liabilities and the market valuation of portfolio equity is within the guidelines set forth by the Board of Directors. Equity Bank consistently operates within the approved risk limitations.

  Equity Bank's Asset/Liability Committee ("ALCO") is dedicated to maintaining the deposit base at the lowest cost of funds without significantly disturbing customer service. All sources and costs of funding are reviewed on a weekly basis.

  Proposed Sale of Equity Bank - As previously discussed, the Company and Fourth Financial have entered into the Acquisition Agreement,whereby the Company has agreed to the sale of Equity Bank , which constitutes the Financial Services Business of the Company, to Fourth Financial. Fourth Financial is to acquire all of the outstanding shares of capital stock of Equity Bank. Under the Acquisition Agreement, the Company is to acquire from Equity Bank (i) prior to the completion of the sale of Equity Bank under the Acquisition Agreement certain subsidiaries of Equity Bank ("Retained Corporations") that own the Transferred Assets contributed by the Company to Equity Bank at the time of the acquisition of the predecessor of Equity Bank by the Company for Equity Bank's carrying values of such Retained Corporations at the time of the acquisition of the Retained Corporations from Equity Bank, and (ii) at the time of the closing of the sale of Equity Bank under the Acquisition Agreement, the Equity Tower Loan and other real estate owned by Equity Bank that was acquired by Equity Bank through foreclosure ("OREO"), which have collectively been previously defined as the "Retained Assets". The Retained Assets are to be acquired for an amount equal to Equity Bank's carrying value of the Retained Assets at time of closing of the sale of Equity Bank. In addition, the Company has the option, but not the obligation, to acquire any loan owned by Equity Bank at book value or $1.00 in the case of a loan that has been charged off ("Other Loans").

  The Company currently expects that the Purchase Price to be paid by Fourth Financial for Equity Bank will be approximately $92 million, subject to determination and adjustment in accordance with the Acquisition Agreement. . The Purchase Price is based on a number of estimates, and the amount of the Purchase Price will not be determined exactly until the closing of the sale of Equity Bank. See "Business - Recent Developments " for a discussion of the formula to determine the Purchase Price. Of the approximately $92 million, the Company will use approximately $65.4 million, plus interest, to repay a certain indebtedness the Company intends to incur to finance the purchase from Equity Bank of the Retained Corporations. In addition, the Company will use approximately $18.9 million (Equity Bank's carrying value at February 28, 1994) to purchase the Retained Assets. As of this date, the company has made no decision if it will acquire any of the Other Loans. The Company is further required under the Acquisition Agreement to purchase from Equity Bank at the closing of the proposed sale the outstanding amount of Receivables. As of March 31, 1994, Equity Bank owned $13.5 million of such Receivables. The Company plans to use borrowings from the Bank IV Line of Credit to purchase such Receivables from Equity Bank. Further, the Company will use the net balance of the Purchase Price, if any (after repaying the indebtedness incurred to purchase the Retained Corporations and paying for the Retained Assets and transactional costs relating to the sale of Equity Bank) for general working capital purposes.

  The sale of Equity Bank pursuant to the Acquisition Agreement is currently estimated to result in a pre-tax gain for financial reporting purposes for the Company of approximately $25.0 million, based upon the currently-expected Purchase Price of approximately $92 million. The exact amount of the Purchase Price will depend on certain factors at the time of closing, and, as a result, the pre-tax gain for financial reporting purposes could be higher or lower depending upon the ultimate amount of the Purchase Price. The Company's tax basis in Equity Bank is higher than its basis for financial reporting purposes. Under current federal income tax laws, the consummation of the Acquisition Agreement and the sale of Equity Bank will not have any federal income tax consequences to either the Company or to the shareholders of the Company. There are, however, certain proposed regulations which, if adopted by the Internal Revenue Service ("IRS") before the consummation of the sale of Equity Bank, could result in the Company having a gain for federal income tax purposes in connection with the sale of Equity Bank, but will not have any federal income tax effect on the shareholders of the Company. If the proposed regulations become effective prior to completion of the sale of Equity Bank, the Company has the right to terminate the Acquisition Agreement.

  As a federally chartered savings institution, the acquisition of Equity
Bank by Fourth Financial is subject to regulatory approvals. The proposed sale of Equity Bank is also conditioned on, among other things, the affirmative vote of the holders of a majority of the outstanding voting stock, voting as a single class, of the Company. It is anticipated that the sale of Equity Bank will occur on or before June 30, 1994. See "Business - Recent Developments", "Business - Financial Service Business" and Note 1 to Notes to Consolidated Financial Statements.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- ------  -------------------------------------------

  The Company has included the financial statements and supplementary financial information required by this item immediately following Part IV of this report and hereby incorporates by reference the relevant portions of those statements and information into this Item 8.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
- ------  -----------------------------------------------------------------
        FINANCIAL DISCLOSURE
        --------------------
  No disagreements between the Company and its accountants have occurred within the 24-month period prior to the date of the Company's most recent financial statements.

                                 PART III
                                 --------

Item 10.      Directors and Executive Officers of the Company
- -------       -----------------------------------------------

  Directors. The Company's Certificate of Incorporation and Bylaws provide for the division of the Board of Directors into three classes, each class consisting (as nearly as possible) of one-third of the whole. The terms of office of one class of directors expires each year, with each class of directors being elected for a term of three years and until the shareholders or directors have elected or appointed their qualified successors. The Company's bylaws presently provide that the number of directors may consist of not less than three nor more than nine, and the Board of Directors presently has set the number of directors at nine.

  The following table sets forth the name, principal occupation, age, year in which the individual first became director, and year in which the director's term will expire.

     Name and                       First Became         Term
Principal Occupation                 a Director         Expires     Age
- --------------------                 -------------      -------     ---
Raymond B. Ackerman (1)                   1993            1996       71
Chairman Emeritus of Ackerman
McQueen, Inc.

Robert C. Brown, M.D. (2)                 1969            1995       63
President of Northwest Internal
Medicine Associates, Inc.

Barry H. Golsen (3)                       1981            1994       43
President of the Environmental
Control Business of the Company


Jack E. Golsen (4)                        1969            1995       65
President and Chairman of the
Board of Directors of the Company

David R. Goss (5)                          1971            1994       53
Senior Vice President -
Operations of the Company

Bernard G. Ille (6)                        1971            1996       67
Investments

Jerome D. Shaffer, M.D. (7)                1969            1994       77
Investments

Tony M. Shelby (8)                         1971 (8)        1996       52
Senior Vice President -
Finance of the Company

C.L. Thurman (9)                           1969            1995       75
Investments

- ----------------------------------

  (1) Mr. Ackerman is retired. Prior to his retirement, he served for more than five years as President of Ackerman McQueen, Inc., which is a public relations and advertising firm, located in Oklahoma.

  (2) Dr. Brown has practiced medicine in Oklahoma City, Oklahoma for the past five years.

  (3) For the past five years, Barry H. Golsen has served as the President of the Company's Environmental Control Business.

  (4) Mr. Golsen has served in the same capacity with the Company for the past five years.

  (5) Mr. Goss, a certified public accountant, has served in substantially the same capacity with the Company for the past five years.

  (6)  Mr. Ille has served as President and Chief Executive Officer of
First Life Assurance Company ("First Life") since May, 1988, and on March 31, 1994, he retired from that position. In 1991, First Life was placed in conservatorship under the Oklahoma Department of Insurance and was sold on March 31, 1994. For more than five (5) years prior to that time, Mr. Ille also served as President of United Founders Life Insurance Company. Mr. Ille also serves as a director of Landmark Land Company Inc. ("Landmark") and served as a director of Landmark's wholly-owned savings and loan subsidiary. Such savings and loan subsidiary was placed in receivership in 1991 by the Federal Deposit Insurance Corporation while Mr. Ille served as a director. First Life was a subsidiary of Landmark until such was placed in conservatorship.

  (7) Dr. Shaffer retired from the practice of medicine in 1987. Prior to that time, Dr. Shaffer practiced medicine in Oklahoma City, Oklahoma, for more than five years.

  (8) Mr. Shelby, a certified public accountant, has served in substantially the same capacity with the Company during the past five years.

  (9) Prior to his retirement in September of 1987, Mr. Thurman served a s President of the industrial supply operations of the Company's Industrial Products Business for more than five years.

  Family Relationships. Jack E. Golsen is the father of Barry H. Golsen; Jack E. Golsen and Robert C. Brown, M.D., are brothers-in-law; and Robert C. Brown, M.D. is the uncle of Barry H. Golsen.

  Compliance with section 16(a) of the Exchange Act. Based solely on a review of copies of the Forms 3, 4 and 5 and amendments thereto furnished to the Company with respect to 1993, or written representations that no such reports were required to be filed with the Securities and Exchange Commission, the Company believes that during 1993 all directors and officers of the Company and beneficial owners of more than ten percent (10%) of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act filed their required Forms 3, 4, or 5, as required by Section 16(a) of the Exchange Act on a timely basis, except that each of Sylvia H. Golsen and Raymond B. Ackerman filed late their respective Forms 3 relating to when Mrs. Golsen became the beneficial owner of more than 10% of the Company's common stock and when Mr. Ackerman was elected as a director of the Company; C.L. Thurman timely filed one Form 5 representing one late Form 4 relating to the exercise of three stock options; and, Michael D. Tepper timely filed one Form 5 representing one late Form 4 relating to three different transactions on the same day.

Item 11.      Executive Compensation
- -------       ----------------------

  The following table shows the aggregate cash compensation which the Company and its subsidiaries paid or accrued to the Chief Executive Officer and each of the other four (4) most highly-paid executive officers of the Company (which includes the President of the Company's Environmental Control Business, who also serves as a director of the Company and who performs key policy making functions for the Company). The table includes cash distributed for services rendered during 1993, plus any cash distributed during 1993 for services rendered in a prior year, less any amount relating to those services previously included in the cash compensation table for a prior year.


                        Summary Compensation Table
                        --------------------------
                                                               Long-term
                                                               Compen-
                                                               sation
                          Annual Compensation                  Awards
                          -------------------                  ------
                                                  Other                    All
                                                  Annual     Securities   Other
                                                  Compen-    Underlying  Compen-
  Name and                 Salary      Bonus       sation    Stock        sation
  Position          Year    ($)        ($)        ($)(2)     Options       ($)
- ----------          ----    ------     ------     --------   ----------   ------

[S]                 [C]   [C]        [C]             [C]      [C]           [C]
Jack E. Golsen      1993  379,615    100,000         -           -          -
Chairman of the     1992  359,395    160,000(1)      -        50,000        -
Board and Chief     1991  353,779          -         -           -          -
Executive Officer

Barry H. Golsen     1993  165,000     60,000         -           -          -
President of the    1992  168,671    100,000(1)      -        10,000        -
Environmental       1991  165,000     25,000         -           -          -
Control Business

David R. Goss       1993  142,000     60,000         -           -          -
Senior Vice         1992  145,099    100,000(1)      -        10,000        -
President -         1991  142,000     25,000         -           -     17,000(3)
Operations

Tony M. Shelby      1993  142,000     60,000         -           -          -
Senior Vice         1992  144,975    100,000(1)      -        10,000   20,000(3)
President/Chief     1991  142,000     25,000         -           -          -
Financial Officer

David M. Shear      1993  111,846     30,000         -           -          -
Vice President/     1992   98,032     20,000         -        25,000        -
General Council     1991   86,688     15,000         -           -          -


[/TABLE]

  (1)   Includes the following amounts paid in 1992 as bonuses for 1991:
Jack E. Golsen - $60,000; Barry H. Golsen - $40,000; David R. Goss - $40,000; and Tony M. Shelby - $40,000.

  (2) Does not include perquisites and other personal benefits, securities or property for the named executive officer in any year if the aggregate amount of such compensation for such year does not exceed the lesser of either $50,000 or 10% of the total of annual salary and bonus reported for the named executive officer for such year.

  (3) In 1991, the Company paid to Messrs. Goss and Shelby an additional bonus of $17,000 and $20,000, respectively, which they returned to the Company in payment of a debt each owed to the Company.

Option Grants in 1993. No stock options were granted by the Company to any named executive officer in 1993.

                 Aggregated Option Exercises in 1993
                     and Fiscal Year End Option Values
                 -------------------------------------

  The following table sets forth information concerning each exercise of stock options by each of the named executive officers during the last fiscal year and the year-end value of unexercised options:


                                                Number of            Value
                                                Securities      of Unexercised
                                                Underlying       In-the-Money
                                                Unexercised       Options at
                                                Options at          FY End
                                                FY End (#)(3)     ($) (3) (4)
                                                --------------    ------------
                      Shares
                     Acquired           Value
                    on Exercise        Realized   Exercisable/      Exercisable
     Name               (#)(1)          ($) (2)   Unexercisable    Unexercisable
- --------------      -----------       ---------   -------------     ------------

Jack E. Golsen         35,800       $   290,201   175,000/  (5)     $1,238,750/
                                                   30,000              189,360

Barry H. Golsen        39,170           339,372    14,000/             111,475/
                                                    6,000               37,872

David R. Goss         184,500         1,654,687     5,000/              38,375/
                                                    6,000               39,750

Tony M. Shelby        196,650         1,777,706     5,000/              38,375/
                                                    6,000               39,750

David M. Shear          8,000            75,250     8,000/              58,250/
                                                   15,000               99,375
- --------------------------------

  (1) Each number represents the number of shares received by the named individual upon exercise.

  (2) The values set forth in the columns below are between the market value of the Company's common stock on the date the particular option was exercised and the exercise price of such option.

  (3)   The options granted under the Company's Plans become exercisable
20% after one year from date of grant, an additional 20% after two years, an additional 30% after three years, and the remaining 30% after four years.

  (4) The values are based on the price of the Company's common stock on the American Stock Exchange at the close of trading on December 31, 1993 of

$9.75 per share. The actual value realized by a named executive on the exercise of these options depends on the market value of the Company's common stock on the date of exercise.

  (5) The amount shown includes 165,000 non-qualified stock options which vest and are exercisable on the date of grant.

  Other Plans. The Board of Directors has adopted an LSB Industries, Inc. Employee Savings Plan (the "401(k) Plan") for the employees (including executive officers) of the Company and its subsidiaries, excluding certain (but not all) employees covered under union agreements. The 401(k) Plan is an employee contribution plan, and the Company and its subsidiaries make no contributions to the 401(k) Plan. The amount that an employee may contribute to the 401(k) Plan equals a certain percentage of the employee's compensation, with the percentage based on the employee's income and certain other criteria as required under Section 401(k) of the Internal Revenue Code. The Company or subsidiary deducts the amounts contributed to the 401(k) Plan from the employee's compensation each pay period, in accordance with the employee's instructions, and pays the amount into the 401(k) Plan for the employee's benefit. The Summary Compensation Table set forth above includes any amount contributed and deferred during the 1993 fiscal year pursuant to the 401(k) Plan by the named executive officers of the Company.

  The Company has a death benefit plan for certain key employees. Under the plan, the designated beneficiary of an employee covered by the plan will receive a monthly benefit for a period of ten (10) years if the employee dies while in the employment of the Company or a wholly-owned subsidiary of the Company. The agreement with each employee provides, in addition to being subject to other terms and conditions set forth in the agreement, that the Company may terminate the agreement as to any employee at anytime prior to the employee's death. The Company has purchased life insurance on the life of each employee covered under the plan to provide, in large part, a source of funds for the Company's obligations under the Plan. The Company also will fund a portion of the benefits by investing the proceeds of a policy received by the Company upon the employee's death. The Company is the owner and sole beneficiary of the insurance policy, with the proceeds payable to the Company upon the death of the employee. The following table sets forth the amounts of annual benefits payable to the designated beneficiary or beneficiaries of the executive officers named in the Summary Compensation Table set forth above under the above-described death benefits plan.

                                        Amount of
        Name of Individual            Annual Payment
        ------------------            --------------
        Jack E. Golsen                $175,000
        Barry H. Golsen               $ 30,000
        David R. Goss                 $ 35,000
        Tony M. Shelby                $ 35,000
        David M. Shear                $      0

  In addition to the above-described plans, during 1991 the Company entered into a non-qualified arrangement with certain key employees of the Company and its subsidiaries to provide compensation to such individuals in the event that they are employed by the Company or a subsidiary of the Company at age 65. Under the plan, the employee will be eligible to receive for the life of such employee, a designated benefit as set forth in the plan. In addition, if prior to attaining the age 65 the employee dies while in the employment of the Company or a subsidiary of the Company, the designated beneficiary of the employee will receive a monthly benefit for a period of ten
(10) years. The agreement with each employee provides, in addition to being subject to other terms and conditions set forth in the agreement, that the Company may terminate the agreement as to any employee at any time prior to the employee's death. The Company has purchased insurance on the life of each employee covered under the plan where the Company is the owner and sole beneficiary of the insurance policy, with the proceeds payable to the Company to provide a source of funds for the Company's obligations under the plan.
The Company may also fund a portion of the benefits by investing the proceeds of such insurance policies. Under the terms of the plan, if the employee becomes disabled while in the employment of the company or a wholly-owned subsidiary of the Company, the employee may request the Company to cash-in any life insurance on the life of such employee purchased to fund the Company's obligations under the plan. Jack E. Golsen does not participate in the plan. The following table sets forth the amounts of annual benefits payable to the executive officers named in the Summary Compensation Table set forth above under such retirement plan.

                                        Amount of
  Name of Individual                  Annual Payment
  ------------------                  --------------
  Barry H. Golsen                       $17,480
  David R. Goss                         $17,403
  Tony M. Shelby                        $15,605
  David M. Shear                        $17,822

  Compensation of Directors. In 1993, the Company compensated each non-management director of the Company (with the exception of Raymond B. Ackerman)
for his services in the amount of $4,500.   The non-management directors of
the Company also received $500 for every meeting of the Board of Directors attended during 1993. Each member of the Audit Committee, consisting of Messrs. Ille, Brown and Shaffer, also received an additional $20,000 for their services in 1993. The Company did not compensate the directors that also served as officers or employees of the Company or its subsidiaries for their services as directors. In addition, the Company paid C.L. Thurman $20,000 as compensation for his services as Chairperson of the Special Projects Committee of the Board of Directors for 1993.

  In September 1993, the company adopted the 1993 Non-Employee Director
Stock Option Plan (the "Outside Director Plan"). The Outside Director Plan authorizes the grant of non-qualified stock options to each member of the Company's Board of Directors who is not an officer or employee of the Company or its subsidiaries. The maximum shares for which options may be issued under the Outside Director Plan will be 150,000 shares (subject to adjustment as provided in the Outside Director Plan). The Company shall automatically grant to each outside director an option to acquire 5,000 shares of the Company's common stock on April 30 following the end of each of the Company's fiscal years in which the Company realizes net income of $9.2 million or more for such fiscal year. The exercise price for an option granted under the Outside Director Plan shall be the fair market value of the shares of common stock at the time the option is granted. Each option granted under the Outside Director Plan, to the extent not exercised, shall terminate upon the earlier of the termination of the outside director as a member of the Company's Board of Directors or the fifth anniversary of the date such option was granted. No options are currently outstanding under the Outside Director Plan.

  Termination of Employment and Change in Control Arrangements. In 1989 and 1991, the Company entered into severance agreements with Jack E. Golsen, Barry H. Golsen, Tony M. Shelby, David R. Goss, David Shear and certain other executive officers of the Company and subsidiaries of the Company.

  Each severance agreement provides (among other things) that if, within twenty-four (24) months after the occurrence of a change in control (as defined) of the Company, the Company terminates the officer's employment other than for cause (as defined) or the officer terminates his employment for good reason (as defined) the Company must pay the officer an amount equal to 2.9 times the officer's base amount (as defined). The phrase "base amount" means the average annual gross compensation paid by the Company to the officer and includable in the officer's gross income during the period consisting of the most recent five (5) year period immediately preceding the change in control. If the officer has been employed by the Company for less than 5 years, the base amount is calculated with respect to the most recent number of taxable years ending before the change in control that the officer worked for the Company.

  The severance agreements provide that a "change in control" means a change in control of the Company of a nature that would require the filing of a Form 8-K with the Securities and Exchange Commission and, in any event, would mean when: (1) any individual, firm, corporation, entity or group (as defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended) becomes the beneficial owner, directly or indirectly, of thirty percent (30%) or more of the combined voting power of the Company's outstanding voting securities having the right to vote for the election of directors, except acquisitions by: (a) any person, firm, corporation, entity or group which, as of the date of the severance agreement, has that ownership, or (b) Jack E. Golsen, his wife; his children and the spouses of his children; his estate; executor or administrator of any estate, guardian or custodian for Jack E. Golsen, his wife, his children, or the spouses of his children, any corporation, trust, partnership or other entity of which Jack E. Golsen, his wife, children, or the spouses of his children own at least eighty percent (80%) of the outstanding beneficial voting or equity interests, directly or indirectly, either by any one or more of the above-described persons, entities or estates; and certain affiliates and associates of any of the above-described persons, entities or estates; (2) individuals who, as of the date of the severance agreement, constitute the Board of Directors of the Company (the "Incumbent Board") and who cease for any reason to constitute a majority of the Board of Directors except that any person becoming a director subsequent to the date of the severance agreement, whose election or nomination for election is approved by a majority of the Incumbent Board (with certain limited exceptions), will constitute a member of the Incumbent Board; or (3) the sale by the Company of all or substantially all of its assets.

  The termination of an officer's employment with the Company "for cause" means termination because of: (a) the mental or physical disability from performing the officer's duties for a period of one hundred twenty (120) consecutive days or one hundred eighty days (even though not consecutive) within a three hundred sixty (360) day period; (b) the conviction of a felony;
(c) the embezzlement by the officer of Company assets resulting in substantial personal enrichment of the officer at the expense of the Company; or (d) the willful failure (when not mentally or physically disabled) to follow a direct written order from the Company's Board of Directors within the reasonable scope of the officer's duties performed during the sixty (60) day period prior to the change of control.

  The termination of an officer's employment with the Company for "good reason" means termination because of (a) the assignment to the officer of duties inconsistent with the officer's position, authority, duties or responsibilities during the sixty (60) day period immediately preceding the change in control of the Company or any other action which results in the diminishment of those duties, position, authority, or responsibilities; (b) the relocation of the officer; (c) any purported termination by the Company of the officer's employment with the Company otherwise than as permitted by the severance agreement; or (d) in the event of a change in control of the Company, the failure of the successor or parent company to agree, in form and substance satisfactory to the officer, to assume (as to a successor) or guarantee (as to a parent) the severance agreement as if no change in control had occurred.

  Each severance agreement runs until the earlier of: (a) three years after the date of the severance agreement, or (b) the officer's normal retirement date from the Company. However, beginning on the first anniversary of the severance agreement and on each anniversary thereafter, the term of the severance agreement automatically extends for an additional one-year period, unless the Company gives notice otherwise at least sixty (60) days prior to the anniversary date.

  Compensation Committee Interlocks and Insider Participation.  The
Company's Executive Salary Review Committee has the authority to set the compensation of all officers of the Company, except the President, which the Board of Directors sets. This Committee generally considers and approves the recommendations of the President. The members of the Executive Salary Review Committee are the following non-management directors: Robert C. Brown, M.D., Jerome D. Shaffer, M.D., and Bernard G. Ille. During 1993, the Executive Salary Review Committee had one meeting.

Item 12.      Security Ownership of Certain Beneficial Owners and Management.

  Security Ownership of certain Beneficial Owners. The following table shows the total number and percentage of the outstanding shares of the Company's voting common stock and voting preferred stock beneficially owned as of April 15, 1994, with respect to each person (including any "group" as used in Section 13(d)(3) of the Securities Act of 1934, as amended) that the Company knows to have beneficial ownership of more than five percent (5%) of the Company's voting common stock and voting preferred stock. A person is deemed to be the beneficial owner of voting shares of Common Stock of the Company which he or she could acquire within sixty (60) days of April 1, 1994, such as upon the exercise of options.

  Because of the requirements of the Securities and Exchange Commission as to the method of determining the amount of shares an individual or entity may beneficially own, the amounts shown below for an individual or entity may include shares also considered beneficially owned by others.

                                                     Amounts
Name and Address                 Title              of Shares           Percent
      of                          of              Beneficially             of
Beneficial Owner                 Class                Owned(1)           Class
- -----------------               ------            ------------          -------
Jack E. Golsen and              Common              4,038,645 (3)(5)(6)    27.8%
members of his family(2)        Voting Preferred       20,000 (4)(6)
92.3%

- --------------------------------


  (1) The Company based the information with respect to beneficial ownership on information furnished by the above-named individuals or entities or contained in filings made with the Securities and Exchange Commission or the Company's records.

  (2)   Includes Jack E. Golsen and the following members of his family:
wife, Sylvia H. Golsen; son, Barry H. Golsen (a director of the Company and President of several subsidiaries of the Company); son, Steven J. Golsen (Executive officer of several subsidiaries of the Company), and daughter, Linda F. Rappaport. The address of Jack E. Golsen, Sylvia H. Golsen and Linda
F. Rappaport is 16 South Pennsylvania Avenue, Oklahoma City, Oklahoma 73107; Barry H. Golsen's address is 5000 S.W. Seventh Street, Oklahoma City, Oklahoma 73125; and Steven J. Golsen's address is 518 North Indiana Avenue, Oklahoma City, Oklahoma 73107.

  (3)   Includes (a) the following shares that Jack E. Golsen ("J.
Golsen") has the sole voting and investment power: (i) 89,028 shares that he owns of record, (ii) 165,000 shares that he has the right to acquire under a non-qualified stock option, (iii) 4,000 shares that he has the right to acquire upon conversion of a promissory note, (iv) 133,333 shares that he has the right to acquire upon the conversion of 4,000 shares of the Company's Series B 12% Cumulative Convertible Preferred Stock (the "Series B Preferred") owned of record by him, and (v) 10,000 shares that he has the right to acquire within the next sixty (60) days under the Company's stock option plans; (b) 1,295,184 shares owned of record by Sylvia H. Golsen, in which she and her husband, J. Golsen share voting and investment power; (c) 264,526 shares that Barry H. Golsen ("B Golsen") has the sole voting and investment power, 533 shares that he shares the voting and investment power with his wife that are owned of record by his wife, and 14,000 shares that he has the right to acquire within the next sixty (60) days under the Company's stock option plans; (d) 225,897 shares that Steven J. Golsen ("S. Golsen") has the sole voting and investment power and 14,000 shares that he has the right to acquire within the next sixty (60) days under the Company's stock option plans; (e) 145,460 shares held in trust for the grandchildren of Jack E. and Sylvia H. Golsen of which B. Golsen, S. Golsen an Linda F. Rappaport jointly or individually are trustees; (f) 82,552 shares owned of record by Linda F. Rappaport, which Mrs. Rappaport has the sole voting an investment power, and
(g) 1,061,799 shares owned of record by Golsen Petroleum Corporation ("GPC) and 533,333 shares that GPC has the right to acquire upon conversion of 16,000 shares of Series B Preferred owned of record by GPC. GPC is wholly-owned by
J. Golsen, Sylvia H. Golsen, B. Golsen, S. Golsen and Linda F. Rappaport, with each owning twenty percent (20%) of the outstanding stock of GPC, and as a result, GPC, J. Golsen, Sylvia H. Golsen, B. Golsen, S. Golsen, and Linda F. Rappaport share the voting and investment power of the shares beneficially
owned by GPC.   GPC's address is 16 South Pennsylvania Avenue, Oklahoma City,
Oklahoma  73107.

  (4) Includes: (a) 4,000 shares of series B Preferred owned of record by J. Golsen, which he has the sole voting and investment power; and (b) 16,000 shares of Series B Preferred owned of record by GPC, in which GPC, J. Golsen, Sylvia H. Golsen, B. Golsen, S. Golsen and Linda F. Rappaport share the voting and investment power.

  (5) Does not include 144,260 shares of Common stock that Linda F. Rappaport's husband owns of record and 14,000 shares which he has the right to acquire within the next sixty (60) days under the Company's stock option plans, all of which Linda F. Rappaport disclaims beneficial ownership.

  (6)   J. Golsen disclaims beneficial ownership of the shares that B.
Golsen, S. Golsen and Linda F. Rappaport each have the sole voting and investment power over as noted in footnote (3) above. B. Golsen, S. Golsen and Linda F. Rappaport disclaim beneficial ownership of the shares that J. Golsen has the sole voting and investment power over as noted in footnotes (3) and (4) and the shares owned of record by Sylvia H. Golsen. Sylvia H. Golsen disclaims beneficial ownership of the shares that J. Golsen has the sole voting and investment power over as noted in footnotes (3) and (4) above.

  Security Ownership of Management. The following table sets forth information obtained from the directors of the Company and the directors and executive officers of the Company as a group as to their beneficial ownership of the Company's voting common stock and voting preferred stock as of April 1, 1994.

  Because of the requirements of the Securities and Exchange Commission as to the method of determining the amount of shares an individual or entity may own beneficially, the amount shown below for an individual may include shares
also considered beneficially owned by others.   Any shares of stock  which a
person does not own, but which he or she has the right to acquire within sixty
(60) days of April 1, 1994 are deemed to be outstanding for the purpose of computing the percentage of outstanding stock of the class owned by such person but are not deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person.


                                            Amounts of
                                               Shares
   Name of                Title of          Beneficially      Percent of
Beneficial Owner           Class               Owned             Class
- ----------------          -------           ------------      ----------
Raymond B. Ackerman       Common                  680 (2)         *

Robert C. Brown, M.D.     Common              253,329 (3)        1.8%

Barry H. Golsen           Common            2,019,651 (4)       14.8%
                          Voting Preferred     16,000 (4)       74.0%

Jack E. Golsen            Common            3,291,677 (5)       23.8%
                          Voting Preferred     20,000 (5)       92.5%

David R. Goss             Common              266,477 (6)        1.9%

Bernard G. Ille           Common              125,000 (7)         *

Jerome D. Shaffer,M.D.    Common              135,374 (8)        1.0%

Tony M. Shelby            Common              262,882 (9)        1.9%

C.L. Thurman              Common               66,833 (10)        *

Directors and             Common            5,075,499 (11)      36.8%
Executive Officers        Voting Preferred     20,000 (11)      92.5%
as a group(12
persons)

- ------------------------------------------

* Less than 1%.

  (1) The Company based the information with respect to beneficial ownership on information furnished by each director or officer, contained in filings made with the Securities and Exchange Commission, or contained in the Company records.

  (2) Mr. Ackerman has sole voting and investment power of these shares, which shares are held in a trust in which Mr. Ackerman is both the settlor and the trustee and in which he hasthe vested interest in both the corpus and income.

  (3)   The amount shown includes 65,000 shares of common stock that Dr.
Brown may acquire pursuant to currently exercisable non-qualified stock
options granted to him by the Company.    The shares with respect to which Dr.
Brown shares the voting and investment power consist of 117,516 shares owned by Dr. Brown's wife, 50,727 shares owned by Robert C. Brown, M.D., Inc., a corporation wholly-owned by Dr. Brown, and 20,086 shares held by the Robert C. Brown M.D., Inc. Employee Profit Sharing Plan, of which Dr. Brown serves as the trustee. The amount shown does not include 56,090 shares directly owned by the children of Dr. Brown, all of which Dr. Brown disclaims beneficial ownership.

  (4) See footnotes (3), (4), and (6) of the table under "Security Ownership of Certain Beneficial Owners and Management" of this Item for a description of the amount and nature of the shares beneficially owned by B. Golsen, including 14,000 shares B. Golsen has the right to acquire within sixty (60) days.

  (5) See footnotes (3), (4), and (6) of the table under "Security Ownership of Certain Beneficial Owners and Management" of this Item for a description of the amount and nature of the shares beneficially owned by J. Golsen, including the 10,000 shares J. Golsen has the right to acquire within sixty (60) days.

  (6) The amount shown includes 5,000 shares that he has the right to acquire within sixty (60) days pursuant to options granted under the Company's Incentive Stock Option Plans ("ISOs"), all of Mr. Goss has the sole voting and investment power. Mr. Goss shares voting and investment power over 2,429 shares owned by Mr. Goss's wife, individually and/or as custodian for Mr. Goss's children and has sole voting and investment power over the balance of the shares.

  (7) The amount includes 65,000 shares that Mr. Ille may purchase pursuant to currently exercisable non-qualified stock options, all of which Mr. Ille has the sole voting and investment power. Mr. Ille disclaims beneficial ownership of 60,000 shares owned by Mr. Ille's wife.

  (8) Dr. Shaffer has the sole voting and investment power over these shares, which includes 65,000 shares that Dr. Shaffer may purchase pursuant to currently exercisable non-qualified stock options.

  (9) Mr. Shelby has the sole voting and investment power over these shares, which include 5,000 shares that he has the right to acquire within sixty (60) days pursuant to options granted under the Company's ISOs.

  (10) Mr. Thurman has the sole voting and investment power over these shares.

  (11) The amount shown includes 489,380 shares of common stock that officers and directors, or entities controlled by officers and directors of the Company, have the right to acquire within sixty (60) days.

Item 13.      Certain Relationships and Related Transactions.
- -------        ----------------------------------------------

  A subsidiary of the Company, Hercules Energy Mfg. Corporation
("Hercules"), leases land and a building in Oklahoma City, Oklahoma from Mac Venture, Ltd. ("Mac Venture"), a limited partnership. GPC serves as the general partner of Mac Venture. The limited partners of Mac Venture include GPC and the three children of Jack E. Golsen. See "Security Ownership of Certain Beneficial Owners and Management", above, for a discussion of the stock ownership of GPC. The land leased by Hercules from Mac Venture consists of a total of 341,000 square feet, with 44,000 square feet in the building. Hercules leases the property from Mac Venture for $7,500 per month under a triple net lease which began as of January 1, 1982, and expires on December 31, 1998. Also, at January 1, 1991, GPC owed Hercules approximately $62,000 for purchases of oilfield equipment in prior years. Beginning in 1991, the balance of $62,000 was payable at the rate of $1,000 per month, and at March 31, 1994, $51,000 was owing by GPC to Hercules.

  At January 1, 1992, there were outstanding loans and advances to Tony M. Shelby of $105,000. $5,000 of such loans and advances were non-interest bearing. $100,000 of such loans and advances bears an annual rate of interest of 7.0%. During 1993, Mr. Shelby sold to the Company 9782 shares of the

Company's common stock at market value at that time and used the proceeds in payment of such loan plus accrued interest. The market value of the shares transferred on the date transferred was $11.25 per share (aggregate $110,000).

  Prior to 1993 Equity made a loan to Douglas Barton which loan bears an annual rate of interest equal to the Citibank, N.A.'s prime rate plus 1.5%.
As of June 30, 1993, Mr. Barton owed Equity the sum of $358,158 on this loan. This loan was secured by Mr. Barton's home in Carmel, California and 155,000 shares of Landmark Land Company common stock. This loan was paid in full in January 1994. The loan made by Equity to Mr. Barton was made in Equity's ordinary course of business and made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons. Mr. Barton is the son of Gerald
G. Barton, who the Company believed owned more than five percent of the Company's common stock from January 1, 1992 until March 1993, when he ceased, to the Company's knowledge, being an owner of record of more than five percent of any class of the Company's voting securities.

  Northwest Internal Medicine Associates, ("Northwest") a division of
Plaza Medical Group., P.C., has an agreement with the Company to perform medical examinations of the management and supervisory personnel of the Company and its subsidiaries. Under such agreement, Northwest is paid $4,000 a month to perform all such examinations. Dr. Robert C. Brown (a director of the Company) is a co-owner of Plaza Medical Group., P.C.

  In 1983, LSB Chemical Corp. ("LSB Chemical"), a subsidiary of the
Company, acquired all of the outstanding stock of El Dorado Chemical Company ("EDC") from its then four stockholders ("Ex-Stockholders"). A substantial portion of the purchase price consisted of an earnout based primarily on the annual after-tax earnings of EDC for a ten-year period. During 1989, two of the Ex-Stockholders received LSB Chemical promissory notes for a portion of their earnout, in lieu of cash, totaling approximately $896,000, payable $496,000 in January, 1990, and $400,000 in May, 1994. LSB Chemical agreed to a buyout of the balance of the earnout from the four Ex-Stockholders for an aggregate purchase amount of $1,231,000. LSB Chemical purchased for cash the earnout from two of the Ex-Stockholders and issued multi-year promissory notes totaling $676,000 to the other two Ex-Stockholders. Jack E. Golsen guaranteed LSB Chemical's payment obligation under the promissory notes, which is $400,000 at March 31, 1994.

  At the request of a lender to the Company and several of its subsidiaries, during the first half of 1992, Jack E. Golsen guaranteed the repayment of a term loan in the original principal amount of $2,000,000 made by such lender to several subsidiaries of the Company. This loan was repaid by the Company in May, 1993.

                                  PART IV
                                -------
Item 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
- -------       ----------------------------------------------------------------

  (a) (1)     Financial Statements.  The following consolidated financial statements of the Company appear immediately following this Part IV:
                                                             Pages
                                                        ---------------
Report of Independent Auditors                                F-1

Consolidated Balance Sheets at December 31, 1993
  and 1992                                                    F-2 to F-3

Consolidated Statements of Operations for each of
  the three years in the period ended December 31,
  1993                                                        F-4

Consolidated Statements of Non-redeemable Preferred
  Stock, Common Stock and Other Stockholders' Equity
  for each of the three years in the period ended
  December 31, 1993                                           F-5 to F-6

Consolidated Statements of Cash Flows for
  each of the three years in the period
  ended December 31, 1993                                     F-7 to F-8

Notes to Consolidated Financial Statements                    F-9 to F-51

Quarterly Financial Data (Unaudited)                          F-52 to F-53


  (a)(2) Financial Statement Schedules. The Company has included the following schedules in this report:

                                                             Pages
                                                        ----------------
II - Amounts Receivable from Employees                        F-54

III - Condensed Financial Information of Registrant           F-55 to F-58

VIII - Valuation and Qualifying Accounts                      F-59

X - Supplementary Statement of Operations                     F-60
   Information

  The Company has omitted all other schedules because the conditions requiring their filing do not exist or because the required information appears in the Company's Consolidated Financial Statements, including the notes to those statements.

  (a)(3) Exhibits. The Company has filed the following exhibits with this report:

        2.1 Stock Purchase Agreement dated as of February 9, 1994, between Fourth Financial Corporation, the Company and Prime Financial Corporation ("Stock Purchase Agreement"), which the Company hereby incorporates by reference from Exhibit A to the Company's Proxy Statement, dated March 22, 1994 and filed with the Commission on March 23, 1994. A copy of the schedules and exhibits to the Stock Purchase Agreement will be furnished supplementally to the Commission upon request.

  3.1. Restated Certificate of Incorporation, and the Certificate of Designation dated February 17, 1989, which the Company hereby incorporates by reference from Exhibit 3.01 to the Company's Form 10-K for fiscal year ended December 31, 1989.

        3.2. Bylaws, as amended, which the Company hereby incorporates by reference from Exhibit 3.02 to the Company's form 10-K for fiscal year ended December 31, 1990.

        4.1. Loan Agreement and Accounts Receivable Security Agreement, Security Agreement, General Security Agreement, Guarantee and Waivers, Letter of Credit Purchase Guarantee Supplement, Pledge and Security Agreement, Trademark and Patent Security Agreement and Subordination Agreement, dated March 29, 1984, among the Company, certain subsidiaries of the Company, and Congress Financial Corporation ("Congress"), which the Company hereby incorporates by reference from Exhibits 10(e), 10(f), 10(h), 10(i), 10(j), 10(k) and 10(l) to the
  Company's Form 10-K for the fiscal year ended December 31, 1983.

        4.2. Amendment to Loan Agreement and Pledge and Security Agreement, dated August 16, 1985, among the Company, Friedrich Climate Master, Inc. ("FCM"), certain other subsidiaries of the Company, and Congress, which the Company hereby incorporates by reference from Exhibits 4.1 and 4.2 to the Company's Form 8-K, dated August 16, 1985.

        4.3. Letter Agreement, Trademark and Patent Security Agreement and Guarantee and Waiver, dated August 16, 1985, between FCM and Congress, which the Company hereby incorporates by reference from Exhibits 4.2, 4.3, 4.4 and 4.5 to the Company's Form 8-K, dated August 16, 1985.

        4.4. Modification, dated March 14, 1986, to Loan Agreement among Congress, the Company, and certain of the Company's subsidiaries, which the Company hereby incorporates by reference from Exhibit 4.5 to the Company's Form 10-K for the fiscal year ended December 31, 1985.

        4.5. Second Amendment to Loan Agreement, dated April 3, 1986, among Congress, the Company, and certain subsidiaries of the Company, which the Company hereby incorporates by reference from Exhibit
  19.1 to the Company's Form 10-Q for the quarter ended March 31, 1986.

        4.6. Third and Fourth Amendments to Loan Agreement, dated October 26, 1986, and December 17, 1986, among Congress, the Company, and certain subsidiaries of the Company, which the Company hereby incorporates by reference from Exhibits 4.31 and 4.32 to the Company's Registration Statement No. 33-9848.

        4.7. Specimen Certificate for the Company's Non-cumulative Preferred Stock, having a par value of $100 per share, which the Company hereby incorporates by reference from Exhibit 4.1 to the Company's Form 10-Q for the quarter ended June 30, 1983.

        4.8. Specimen Certificate for the Company's Series B Preferred Stock, having a par value of $100 per share, which the Company hereby incorporates by reference from Exhibit 4.27 to the Company's Registration Statement No. 33-9848.

        4.9 Specimen Certificate for the Company's Series 2 Preferred Stock, which the Company hereby incorporates by reference from
  Exhibit 4.5 to the Company's Registration Statement No. 33-61640

  4.10. Rights Agreement, dated as of February 17, 1989, between the Company and The Liberty National Bank and Trust Company of Oklahoma City, which the Company hereby incorporates by reference from Exhibit 2.1 to the Company's Form 8-A Registration Statement dated February 22, 1989.

        4.11. Fifth Amendment to Loan Agreement, dated May 7, 1988, among Congress, the Company, and certain subsidiaries of the Company which the Company hereby incorporates by reference from Exhibit 4.16 to the Company's Form 10-K for the year ended December 31, 1987.

        4.12. Sixth Amendment to Loan Agreement, dated March 31, 1989, among Congress, the Company, and certain subsidiaries of the Company which the Company hereby incorporates by reference from Exhibit
  4.17 to the Company's Form 10-K for the year ended December 31, 1988.

        4.13. Amended and Restated Secured Credit Agreement, dated as of January 21, 1992, between El Dorado Chemical Company ("EDC"), Slurry Explosive Corporation ("Slurry"), Household Commercial Financial Services, Inc. ("Household"), Connecticut Mutual Life Insurance Company ("CML") and CM Life Insurance Company which the Company hereby incorporates by reference from Exhibit 4.15 to the Company's form 10K for the year ended December 31,1991. The agreement contains a list of schedules and exhibits omitted from the filed copy and the Company agrees to furnish supplementally a copy of any of the omitted schedules or exhibits to the Commission upon request.

        4.14. Second Amended and Restated Working Capital Loan Agreement, dated as of January 21, 1992, between EDC, Slurry and Household which the Company hereby incorporates by reference from
  Exhibit 4.16 to the Company's Form 10K for the year ended December 31, 1991. The agreement contains a list of schedules and exhibits omitted from the filed copy and the Company agrees to furnish supplementally a copy of any of the omitted schedules or exhibits to the Commission upon request.

        4.15. Seventh Amendment to Loan Agreement, dated May 18, 1990, between Congress Financial Corporation ("Congress"), LSB Industries, Inc. ("LSB") and other subsidiaries of LSB, which the Company hereby incorporates by reference from Exhibit 28.14 to the Company's Form 10-Q for the quarter ended June 30, 1990.

        4.16. Eighth and Ninth Amendments to Loan Agreement, dated May 1, 1991, and February 25, 1992, respectively between Congress, LSB and other subsidiaries of LSB which the Company hereby incorporates by reference from Exhibit 4.18 to the Company's Form 10K for the year ended December 31, 1991.

        4.17 Tenth Amendment to Loan Agreement, dated March 31, 1992 and Eleventh Amendment to Loan Agreement, dated December 10, 1992 between Congress, the Company and certain subsidiaries of the Company which the Company hereby incorporates by reference from Exhibit 4.18 to the Company's Registration Statement No. 33-55608.

        4.18 First Amendment to the Second Amended and Restated Working Capital Loan Agreement, dated December 9, 1992, between El Dorado Chemical Company and Household Commercial Financial Services, Inc., which the Company hereby incorporates by reference from Exhibit
  4.21 to the Company's Registration Statement No. 33-55608.

        4.19 First Amendment to the Amended and Restated Secured Credit Agreement, dated December 9, 1992, between El Dorado Chemical Company, Slurry Explosive Corporation, Household Commercial Financial Services Inc., Connecticut Mutual Insurance Company and C.M. Life Insurance Company, which the Company hereby incorporates by reference from Exhibit 4.22 to the Company's Registration Statement No. 33-55608.

        4.20 Consent Agreement, dated December 9, 1992, between El Dorado Chemical Company and Household Commercial Financial Services, Inc., which the Company hereby incorporates by reference from Exhibit
  4.23 to the Company's Registration Statement No. 33-55608.

        4.21 First Amendment to Lease Agreements, made and entered into effective December 10, 1992 between Chemical Plant Venture, Chemical Plant Venture II and El Dorado Chemical Company, which the Company hereby incorporates by reference from Exhibit 28.15 to the Company's Registration Statement No. 33-55608.

        4.22. Twelfth Amendment to Loan Agreement, dated April 23, 1993, Thirteenth Amendment to Loan Agreement, dated June 24, 1993; Fourteenth Amendment to Loan Agreement, dated September 23, 1993; Fifteenth Amendment to Loan Agreement, date November 29, 1993; Sixteenth Amendment to Loan Agreement, dated January 25, 1994; and Seventeenth Amendment to Loan Agreement dated March 30, 1994 between Congress, the Company and certain subsidiaries of the Company.

        4.23 Amendment Agreement, dated as of March 30, 1994, among El Dorado Chemical Company, Slurry Explosive Corporation, Household Commercial Financial Services, Inc., and Prime Financial Corporation.

        10.1. Form of Death Benefit Plan Agreement between the Company and the employees covered under the plan, which the Company hereby incorporates by reference from Exhibit 10(c)(1) to the Company's Form 10-K for the year ended December 31, 1980.

        10.2. The Company's 1981 Incentive Stock Option Plan, as amended, and 1986 Incentive Stock Option Plan, which the Company hereby incorporates by reference from Exhibits 10.1 and 10.2 to the Company's Registration Statement No. 33-8302.

        10.3. Form of Incentive Stock Option Agreement between the Company and employees as to the Company's 1981 Incentive Stock Option Plan, which the Company hereby incorporates by reference from Exhibit
  10.10 to the Company's Form 10-K for the fiscal year ended December 31, 1984.

        10.4. Form of Incentive Stock Option Agreement between the Company and employees as to the Company's 1986 Incentive Stock Option Plan, which the Company hereby incorporates by reference from Exhibit
  10.6 to the Company's Registration Statement No. 33-9848.

        10.5. The 1987 Amendments to the Company's 1981 Incentive Stock Option Plan and 1986 Incentive Stock Option Plan, which the Company hereby incorporates by reference from Exhibit 10.7 to the Company's Form 10-K for the fiscal year ended December 31, 1986.

        10.6        1993 Stock Option and Incentive Plan.

        10.7        1993 Non-employee Director Stock Option Plan.

        10.8. Union Contracts, dated August 1, 1992, between EDC and the Oil, Chemical and Atomic Workers, United Steel Workers of America, United Mine Workers and the International Association of Machinists and Aerospace Workers.

        10.9. Lease Agreement, dated March 26, 1982, between Mac Venture, Ltd. and HEC, which the Company hereby incorporates by reference from Exhibit 10.32 to the Company's Form 10-K for the fiscal year ended December 31, 1981.

        10.10. Agreement, dated March 1, 1991, between El Dorado Chemical Company and Farmland Industries, Inc., which the Company hereby incorporates by reference from Exhibit 10.09 to the Company's Form 10-K for the fiscal year ended December 31, 1990.

        10.11. Non-qualified Stock Option Agreement, dated April 26, 1990, between the Company and Robert C. Brown, M.D., which the Company hereby incorporates by reference from Exhibit 10.10 to the Company's Form 10-K for the fiscal year ended December 31, 1990. The Company entered into substantially identical agreements with Bernard G. Ille, Jerome Shaffer and C.L. Thurman, and the Company will provide copies thereof to the Commission upon request.

        10.12. Non-qualified Stock Option Agreement, dated November 19, 1987, between the Company and C.L. Thurman, which the Company hereby incorporates by reference from Exhibit 10.25 to the Company's Form 10-K for the fiscal year ended December 31, 1987. The Company entered into substantially identical agreements with Jerome D. Shaffer, Bernard G. Ille, and Robert C. Brown and the Company will provide copies thereof to the Commission upon request.

        10.13. Undertaking, dated March 7, 1988, executed by Northwest Federal and Northwest Financial in favor of the Company, Prime, and the Company's other subsidiaries and affiliates, which the Company hereby incorporates by reference from Exhibit 28.01 to the Company's Form 8-K, dated March 7, 1988.

        10.14. Agreement, dated March 7, 1988, between the Company and Northwest Federal, which the Company hereby incorporates by reference from Exhibit 28.03 to the Company's Form 8-K, dated March 7, 1988.

        10.15. Lease Agreement, dated March 7, 1988, between Northwest Financial and the Company, which the Company hereby incorporates by reference from Exhibit 28.04 to the Company's Form 8-K, dated March 7, 1988. Rotex, Summit and Tribonetics entered into substantially identical agreements, with the only differences being the parties to the agreements, the property covered by the agreement, and the amount of the annual rental set forth in the agreement and the Company will provide copies thereof to the Commission upon request.

        10.16. Lease Agreement, dated March 7, 1988, between Northwest Financial and IEC, which the Company hereby incorporates by reference from Exhibit 28.05 to the Company's Form 8-K, dated March 7, 1988. The filed copy omits Exhibit B to the Lease Agreement, which the Company undertakes to furnish supplementally to the Commission upon request.

        10.17. Assignment of Lease, dated March 7, 1988, executed by IEC in favor of Northwest Federal, which the Company hereby incorporates by reference from Exhibit 28.06 to the Company's Form 8-K, dated March 7, 1988.

        10.18. Lease Agreement, dated March 7, 1988, between Northwest Financial and El Dorado Chemical Company, which the Company hereby incorporates by reference from Exhibit 28.07 to the Company's Form 8-K, dated March 7, 1988. Northwest Financial and EDC entered into 15 substantially identical lease agreements covering the real properties discussed under Item 2 of this report, with the only differences being the specific real property covered and the amount of the annual rental specified in the agreement and the Company will provide copies thereof to the Commission upon request.

        10.19. Assignment and Agreement to Sublease, dated March 7, 1988, between EDC and Northwest Financial, which the Company hereby incorporates by reference from Exhibit 28.08 to the Company's Form 8-K, dated March 7, 1988.

        10.20. Dividend Limitation Stipulation, dated January 6, 1989, executed by the Company, Northwest Federal Savings and Loan Association, and Prime Financial Corporation, which the Company hereby incorporates by reference from Exhibit 28.02 to the Company's Form 8-K, dated December 30, 1988.

        10.21. Lease Agreement dated November 12, 1987, between Climate Master, Inc. and West Point Company and amendments thereto, which the Company hereby incorporates by reference from Exhibits 10.32, 10.36, and 10.37, to the Company's Form 10-K for fiscal year ended December 31, 1988.

        10.22. Severance Agreement, dated January 17, 1989, between the Company and Jack E. Golsen, which the Company hereby incorporates by reference from Exhibit 10.48 from Form 10-K for fiscal year ended December 31, 1988. The Company also entered into identical agreements with Tony M. Shelby, David R. Goss, Michael Tepper, and Barr H. Golsen and the Company will provide copies thereof to the Commission upon request.

        10.23. Third Amendment to Lease Agreement, dated as of December 31, 1987, between Mac Venture, Ltd. and Hercules Energy Mfg. Corporation, which the Company hereby incorporates by reference from
  Exhibit 10.49 to the Company's Form 10-K for fiscal year ended December 31, 1988.

        10.24. Option to Purchase Real Estate, dated January 4, 1989, between Northwest Financial Corporation and Northwest Tower Limited Partnership, which the Company hereby incorporates by reference from
  Exhibit 10.50 to the Company's Form 10-K for fiscal year ended December 31, 1988.

        10.25. Agreement for Purchase of Receivables, dated March 31, 1989, between Equity Bank and Summit Machine Tool Manufacturing Corp, which the Company hereby incorporates by reference from Exhibit 10.54 to the Company's Form 10-K for fiscal year end December 31, 1988. The following subsidiaries of the Company entered into identical agreements with Northwest Federal: Climate Master, Inc.; El Dorado Chemical Company; Hercules Energy Mfg. Corporation; International Environmental Corporation; and L & S Bearing Co.and the Company will provide copies thereof to the Commission upon request.

        10.26. Chemical Plant Venture Agreement between Northwest Financial Corporation and LSB Chemical Corp., dated April 1, 1989, which the Company hereby incorporates by reference from Exhibit 10.26 to the Company's Form 10-K for fiscal year ended December 31, 1990. This Agreement contains a list of exhibits and schedules omitted from the filed copy, and the Company undertakes to furnish supplementally a copy of any of the omitted schedules or exhibits to the Commission upon request.

        10.27. Chemical Plant Venture II Agreement between Northwest Capital Corporation and LSB Chemical Corp., dated as of December 31, 1991 which the Company hereby incorporates by reference from Exhibit
  10.28 to the Company's Form 10K for fiscal year ended December 31, 1991. This agreement contains a list of exhibits and schedules omitted from the filed copy, and the Company undertakes to furnish supplementally a copy of any of the omitted schedules or exhibits to the Commission upon request.

        10.28 Technical License, Technology Assistance, Engineering and Manufacturing Plant sales Agreement between L&S Automotive Products Company, Inc. and ZVL-ZKL A.S., dated July 6, 1992, as amended by Addendums, which the Company hereby incorporates by reference from
  Exhibit 28.1 to the Company's Form 10-Q for the quarter ended September 30, 1992.

        10.29 Letter, dated November 9, 1992, amending the agreement between L&S Automotive Products Co. and ZVL-ZKL A.S., which the Company hereby incorporates by reference from Exhibit 28.2 to the Company's Registration Statement No. 33-55608.

        10.30 Supply Agreement, dated November 4, 1992, between Climate Master, Inc. and Carrier Corporation,,which the Company hereby incorporates by reference from Exhibit 28.3 to the Company's
  Registration Statement No. 33-55608.

        10.31 Right of First Refusal, dated November 4, 1992, between the Company, Climate Master, Inc. and Carrier Corporation, which the Company hereby incorporates by reference from Exhibit 28.4 to the Company's Registration Statement No. 33-55608.

        10.32 Fixed Assets Purchase Parts Purchase and Asset Consignment Agreement, dated November 4, 1992, between Climate Master, Inc. and Carrier Corporation, which the Company hereby incorporates by reference from Exhibit 28.5 to the Company's Registration Statement No. 33-55608.

        10.33 Amendment to Lease Agreements, made and entered into effective December 10, 1992, between Chemical Plant Venture, Chemical Plant Venture II and El Dorado Chemical Company, which the Company hereby incorporates by reference from Exhibit 28.9 to the Company's Registration Statement No. 33-55608.

        10.34 Agreement for Purchase and Sale of Property, made and entered into effective December 10, 1992, between Chemical Plant Venture, Chemical Plant Venture II and El Dorado Chemical Company, which the Company hereby incorporates by reference from Exhibit 28.10 to the Company's Registration Statement No. 33-55608.

        10.35 Letter, dated November 20, 1992, from the Office of Thrift Supervision to Equity Bank for Savings, F.A., which the Company hereby incorporates by reference from Exhibit 28.11 to the Company's Registration Statement No. 33-55608.

        10.36 Agreement between Monsanto Company and El Dorado Chemical Company, which the Company hereby incorporates by reference from Exhibit 28.12 to the Company's Registration Statement No. 33-55608.

        10.37 Non-Qualified Stock Option Agreement, dated June 1, 1992, between the Company and Robert C. Brown, M.D. The Company entered into substantially identical agreements with Bernard G. Ille, Jerome D. Shaffer and C.L.Thurman, and the Company will provide copies thereof to the Commission upon request.

        10.38 Loan Agreement, dated as of March 30, 1994, by and between Prime Financial Corporation, an Okklahoma corporation and Bank IV Oklahoma, N.A., a national banking association.

        10.38 Guaranty Agreement, dated as of March 30, 1994, by and between LSB Industries, Inc. as Guarantor and Bank IV Oklahoma, N.A. as Lender.

        11.1.       Statement re: Computation of Per Share Earnings.

        22.1.       Subsidiaries of the Company

        24.1.       Consent of Independent Auditors



  (b) Reports on Form 8-K. The Company filed a report on Form 8-K during the fourth quarter of 1993 concerning the proposed sale of Equity Bank.

                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly-authorized, to sign this report on its behalf of this 13th day of April, 1994.


                                LSB INDUSTRIES, INC.


                                By:/s/ Jack E. Golsen
                                   ----------------------------------
                                   Jack E. Golsen
                                   Chairman of the Board and
                                   President
                                   (Principal Executive Officer)


                                By:/s/ Tony M. Shelby
                                   ----------------------------------
                                   Tony M. Shelby
                                   Senior Vice President of Finance
                                   (Principal Financial Officer)


                                By:/s/ Jim D. Jones
                                   ---------------------------------
                                   Jim D. Jones
                                   Vice President, Controller and
                                   Treasurer (Principal Accounting
                                   Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the undersigned have signed this report on behalf of the Company, in the capacities and on the dates indicated.


Dated:  April 13, 1994          By:/s/ Jack E. Golsen
                             --------------------------------
                                   Jack E. Golsen, Director


Dated:  April 13, 1994          By:/s/ Tony M. Shelby
                             --------------------------------
                                   Tony M. Shelby, Director


Dated:  April 13, 1994          By:
                             --------------------------------
                                   David R. Goss, Director


Dated:  April 13, 1994          By:/s/ Barry H. Golsen
                             --------------------------------
                                   Barry H. Golsen, Director

Dated:  April 13, 1994          By:
                             --------------------------------
                                   C. L. Thurman, Director


Dated:  April 13, 1994          By:/s/ Robert C. Brown
                             --------------------------------
                                   Robert C. Brown, Director


Dated:  April 13, 1994          By:/s/ Bernard G. Ille
                             --------------------------------
                                   Bernard G. Ille, Director

Dated:  April 13, 1994          By:/s/ Jerome D. Shaffer
                             --------------------------------
                                   Jerome D. Shaffer, Director

Dated:  April 13, 1994          By:/s/ Raymond B. Ackerman
                              --------------------------------
                                   Raymond B. Ackerman, Director

                      Report of Independent Auditors



The Board of Directors and Stockholders
LSB Industries, Inc.

We have audited the accompanying consolidated balance sheets of LSB Industries, Inc. as of December 31, 1993 and 1992, and the related consolidated statements of operations, non-redeemable preferred stock, common stock and other stockholders' equity and cash flows for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedules listed in the Index at Item 14(a)(2). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of LSB Industries, Inc. at December 31, 1993 and 1992, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



                                 ERNST & YOUNG

Oklahoma City, Oklahoma
March 15, 1994

                              LSB Industries, Inc.
                           Consolidated Balance Sheets


                                                       December 31,
                                                   1993          1992
                                             ------------------------------
                                                      (In Thousands)


Assets
Cash and cash equivalents                         $  11,687    $  33,271


Trade accounts receivable, less allowance for
  doubtful accounts of $2,583,000 in 1993 and
  $3,082,000 in 1992                                 49,533       36,050


Loans held for sale                                  18,574        6,358


Mortgage-backed securities held for sale             13,946


Loans receivable, including related accrued
 interest receivable, net (Note 5)
                                                    124,060      119,278

Mortgage-backed securities held for investment,
 including related accrued interest receivable
 (Note 5)                                           202,723      175,427

Other securities held for investment                  7,806        7,010

Inventories                                          48,384       48,373

FSLIC receivables and assets covered
  by assistance (Note 4)                                          52,004

Supplies and prepaid items                            5,459        4,134

Foreclosed real estate (Note 5)                      19,262       15,151

Property, plant and equipment, net                   65,670       58,049

Excess of purchase price over net assets
  acquired, net of accumulated amortization
  of $15,470,000 in 1993 and $10,777,000 in
  1992 (Notes 3 and 4)                               22,184       19,866

Other assets                                          8,224        7,277
                                                 -----------------------
                                                   $597,512     $582,248
                                                 =======================

                                                              December 31,
                                                           1993        1992
                                                     ------------------------
                                                           (In Thousands)

Liabilities, preferred and common stocks and
 other stockholders  equity
Liabilities:
 Deposits (Note 5)                                      $332,511    $336,053
 Accounts payable                                         22,645      18,906
 Drafts payable                                            1,220       4,549
 Securities sold under agreements to repurchase           38,721      50,344
 Payable to FSLIC (Note 4)                                     -       9,107
 Billings in excess of costs and estimated earnings            -       4,858
 Accrued liabilities                                       9,444       9,458
 Federal Home Loan Bank advances (Note 5)                 87,650      80,150
 Long-term debt (Note 9)                                  30,295      50,321
                                                      ----------------------
Total liabilities                                        522,486     563,746

Commitments and contingencies (Note 14)
Redeemable, noncumulative, convertible preferred
  stock, $100 par value; 1,660 shares issued and
  outstanding (1,772 in 1992) (Note 12)                      155         163
Non-redeemable preferred stock, common stock and
  other stockholders  equity (Notes 9, 11 and 12):
 Series B 12% cumulative, convertible preferred stock,
  $100 par value; 20,000 shares issued and
  outstanding                                              2,000       2,000
 Series 1 $2.20 convertible, exchangeable
    Class C preferred stock, $20 stated value;
    767,832 shares issued in 1992                              -      15,357
 Series 2  $3.25 convertible, exchangeable Class
 C preferred stock, $50 stated value; 920,000
 shares issued in 1993                                    46,000          -
 Common stock, $.10 par value; 75,000,000 shares
 authorized, 14,514,056 shares issued
 (8,097,532 in 1992)                                       1,451         810
 Capital in excess of par value                           37,120      21,978
 Accumulated deficit                                      (7,541)    (17,227)
                                                      ----------------------
                                                          79,030      22,918
Less treasury stock, at cost:

 Common stock, 840,085 shares (703,855 in 1992)            4,159       2,699
 Series 1 $2.20 convertible, exchangeable Class
  C preferred stock, 104,682 shares in 1992                    -       1,880
                                                       ---------------------
Total non-redeemable preferred stock, common
stock and other stockholders  equity                      74,871      18,339
                                                       ---------------------
                                                        $597,512    $582,248
                                                       =====================

See accompanying notes.

                                 LSB Industries, Inc.

                       Consolidated Statements of Operations


                                                Year ended December 31,
                                              1993         1992      1991
                                            ------------------------------
                                     (In Thousands, Except Per Share Amounts)

Revenues:
 Net sales                                 $232,616        $198,373    $177,035
 Interest on loans and investments           27,761          32,205      40,548
 Credit card and other                       16,217          15,269      13,167
 FSLIC interest and yield maintenance             -             936       3,441
                                           ------------------------------------
                                            276,594         246,783     234,191

Costs and expenses:
 Cost of sales                              174,504         146,391    136,258
 Selling, general and administrative:
  Financial services                         21,549          22,282     21,702
  Nonfinancial services                      43,864          37,476     36,560
 Interest:
  Deposits                                   12,505          16,445     23,144
  Long-term debt and other                    9,517          13,194     16,142
 Provision for loan losses (Note 5)           1,382           1,224      1,335
                                            -----------------------------------
                                            263,321         237,012    235,141
Income (loss) before provision for          -----------------------------------
 income taxes                                13,273           9,771       (950)

Provision for income taxes (Note 10)            874             516        197
                                            ----------------------------------
Net income (loss)                          $ 12,399        $  9,255   $ (1,147)
                                            ==================================
Net income (loss) applicable to common
stock                                      $ 10,357        $  7,428   $ (3,090)
                                            ==================================
Net income (loss) per common share:
 Primary                                       $.77            $.94      $(.48)
                                            ==================================
 Fully diluted                                 $.71            $.66      $(.48)
                                            ==================================


See accompanying notes.

                                          LSB Industries, Inc.

 Consolidated Statements of Non-redeemable Preferred Stock, Common Stock and Other Stockholders' Equity


                                                                   Non-
                                 Common Stock      redeemable   Capital in    Accu-
                                            par    Preferred    Excess of    mulated  Treasury
                               Shares      Value    Stock       Par Value    Deficit   Stock      Total
                               -------------------------------------------------------------------------------------
                                                                         (In Thousands)


Balance at December 31, 1990       5,823     $    582    $19,206     $17,847  $(21,565)   $(2,589)  $13,481
Net loss                               -            -          -           -   (1,147)         -    (1,147)
Conversion of 67.5 shares of
   redeemable preferred stock to
   common stock                        2            1          -           6         -          -        7
Dividends declared:
    Series 1 Class C preferred
     stock ($2.20 per share)           -            -          -           -    (1,684)         -    (1,684)
    Series B 12% preferred stock
     ($12.00 per share)                -            -          -           -      (240)         -      (240)
    Redeemable preferred stock
     ($10.00 per share)                -            -          -           -       (19)         -       (19)
Purchase of treasury stock             -            -          -           -         -        (46)      (46)
                                   --------------------------------------------------------------------------
Balance at December 31, 1991       5,825          583     19,206      17,853   (24,655)   (2,635)    10,352

Net income                             -            -          -           -     9,255          -     9,255
Conversion of 158 shares of
  redeemable preferred stock
  to common stock                      6            1          -          15         -          -        16
Conversion of 92,468 shares of
  Series 1 Class C preferred stock
  to common stock                    705           70     (1,849)      1,779         -         -          -
Exercise of stock options:
  Cash                               450           45          -         642         -          -       687
  Stock tendered and added to
  treasury at market value         1,112          111          -       1,689         -    (1,800)         -
Dividends declared:
  Series 1 Class C preferred
  stock ($2.20 per share)              -            -          -           -    (1,568)         -    (1,568)

(Continued on following page)

                                          LSB Industries, Inc.
Consolidated Statements of Non-redeemable Preferred Stock, Common Stock and other Stockholders' Equity (continued)


                                                                    Non-
                                               Common Stock         redeemable  Capital in    Accu-
                                                            Par     Preferred   Excess of    mulated  Treasury
                                              Shares       Value     Stock      Par Value    Deficit  Stock     Total
                                              -------------------------------------------------------------------------

  Series B 12% preferred stock
  ($12.00 per share)                             -            -          -           -      (240)       -       (240)
Redeemable preferred stock
  ($10.00 per share)                             -            -          -           -       (19)       -        (19)
Purchase of treasury stock                       -            -          -           -         -     (144)      (144)
                                         ----------------------------------------------------------------------------
Balance at December 31, 1992                 8,098          810     17,357      21,978   (17,227) (4,579)      18,339

Net income                                       -            -          -           -    12,399        -      12,399
Conversion of 85 shares of redeemable
 preferred stock to common stock                 3            -          -           5         -       -            5
Conversion of 657,390 shares of
 Series 1 preferred to common
 stock                                       5,008          501    (13,148)     12,647         -        -           -
Redemption of Series 1 preferred                 -            -       (115)         (8)        -       -         (123)
Retirement of Series 1 preferred
 held in treasury                                -            -     (2,094)        214         -    1,880           -
Sale of common stock                           263           26          -       1,914         -       -        1,940
Sale of Series 2 preferred                       -            -     46,000      (2,129)        -       -       43,871
Exercise of stock options:
  Cash received                                640           64          -       1,501         -        -       1,565
  Stock tendered and added to
   treasury at market value                    502           50          -         998         -   (1,048)          -
Dividends declared:
  Series B 12% preferred stock
   ($12.00 per share)                            -            -          -           -      (240)        -       (240)
  Redeemable preferred stock
   ($10.00 per share)                            -            -          -           -       (16)        -        (16)
  Common stock ($.06  per share)                 -            -          -           -      (797)       -        (797)
  Series 2 preferred stock
   ($1.80  per share)                            -            -          -           -    (1,660)        -     (1,660)
Purchase of treasury stock                       -            -          -           -         -      (412)      (412)
                                       -------------------------------------------------------------------------------
Balance at December 31, 1993                14,514       $1,451    $48,000     $37,120  $(7,541)  $(4,159)    $74,871
                                       ===============================================================================

See accompanying notes.

                              LSB Industries, Inc.

                     Consolidated Statements of Cash Flows


                                                  Year ended December 31,
                                               1993         1992       1991
                                              --------------------------------
                                                      (In Thousands)

Cash flows from operations
Net income (loss)                             $12,399   $  9,255   $  (1,147)
 Adjustments to reconcile net income
 (loss) to cash flows provided
 (absorbed) by operations:
Depreciation, depletion and amortization:
 Property, plant and equipment                 6,549       6,588       6,284
 Goodwill                                      4,693       2,318       2,355
 Other, primarily premiums on loans and
   mortgage-backed securities                  2,895       2,971         890
 Provisions for losses:
 Trade accounts receivable                       439         972       1,567
 Loans and real estate                         1,382       1,374       1,335
 Accretion of interest expense on
  payable to FSLIC                                 -         829         745
 Net decrease (increase) in loans and
  mortgage-backed securities held for sale   (24,547)      2,511       1,784
 Net gain on sales of assets                  (3,574)     (2,524)     (3,295)
 FHLB stock dividends                              -        (263)       (578)
 Cash provided (used) by changes in assets
   and liabilities, before acquisitions:
     Trade accounts receivable               (12,304)     (3,980)     17,844
     Inventories                               2,348      (6,332)      3,329
     FSLIC receivables                             -       5,510       8,039
     Supplies and prepaid items               (1,282)        414      (4,093)
     Other assets                             (1,237)        927       1,032
     Accounts payable                           (718)       (277)      1,193
     Billings in excess of costs and
      estimated earnings                      (4,858)      4,858           -
     Accrued liabilities                        (759)       (785)       (134)
 Cash flows provided (absorbed) by       ------------------------------------
   operations                                (18,574)     24,366      37,150

 Cash flows from investing activities
 Net loan originations and principal
  payments on loans                            6,901       8,052       9,682
 Principal payments on mortgage-backed
  securities                                  56,556      61,984      23,049
 Purchases of mortgage-backed securities     (85,718)    (56,909)   (114,224)
 Proceeds from covered asset reductions            -      14,401      15,450
 Proceeds from sales and maturities of
  investment securities                          325       2,647       1,295
 Purchases of investment securities           (1,168)       (300)       (668)
 Capital expenditures                        (10,541)     (5,345)     (3,919)
 Sales of properties, equipment and
  real estate owned                            6,656       1,176       1,975
 Proceeds from termination of Assistance
  Agreement                                   14,169           -           -
 Cash and cash equivalents acquired
  in connection with acquisitions              1,228          55           -
     Payments for acquisitions                (1,747)       (140)          -
  Cash flows provided by (used in)       ------------------------------------
   investing activities                      (13,339)     25,621     (67,360)


 (Continued on following page)                 F-7

                              LSB Industries, Inc.

               Consolidated Statements of Cash Flows (continued)




                                                     Year ended December 31,
                                                1993        1992        1991
                                            ------------------------------------
                                                        (In Thousands)

Cash flows from financing activities
 Net decrease in deposits                    $ (3,542)   $(23,175)  $  (5,174)
 Collection of FSLIC note receivable                -           -      40,390
 Payments on long-term and other debt         (60,352)    (28,903)    (86,526)
 Payments for securities repurchased          (11,623)          -           -
 Long-term and other borrowings                50,000      13,501      57,894
 Net change in revolving loans                 (4,950)     (1,108)        145
 Net change in drafts payable                  (3,329)        919         114
 Dividends paid on common and
  preferred stocks                             (2,713)     (1,827)     (1,943)
 Purchases of treasury stock                     (302)       (144)        (46)
 Net proceeds from issuance of common
  and preferred stock                          47,140         687           -
                                            ----------------------------------
 Cash flows provided by (used in)
  financing activities                         10,329     (40,050)      4,854
                                            ----------------------------------
 Net increase (decrease) in cash and
  cash equivalents                            (21,584)      9,937     (25,356)

 Cash and cash equivalents at beginning
  of year                                      33,271      23,334      48,690
                                             ----------------------------------
 Cash and cash equivalents at end of year     $11,687    $ 33,271    $ 23,334
                                             ==================================
 Noncash financing and investing activities
 Exercise of stock options - stock
  tendered and added to treasury
  Shares at market value                      $ 1,048     $ 1,800      $    -
                                             ==================================
 Patents purchased by reduction of note
  receivable (Note 3)                         $           $ 2,344      $    -
                                             ==================================
 Long-term debt issued for property,
  plant and equipment                         $ 1,500     $     -      $1,700

                                              ==================================


See Note 3 for noncash assets and liabilities related to acquisitions in 1993 and 1992. See Note 4 for noncash assets and liabilities related to the terminated Assistance Agreement in 1993.


See accompanying notes.

                           LSB Industries, Inc.

                Notes to Consolidated Financial Statements
                     December 31, 1993, 1992 and 1991

1. Basis of Presentation

The accompanying consolidated financial statements include the accounts of LSB Industries, Inc. (the Company ) and its subsidiaries, including its financial services subsidiaries. Since the Company s financial services subsidiaries do not typically distinguish between current and noncurrent assets and liabilities, the accompanying balance sheets are presented on an unclassified basis. Condensed classified balance sheet and other information is provided in
Note 15.

Proposed Disposition of Assets

On February 9, 1994, the Company signed a Stock Purchase Agreement (the
 Acquisition Agreement ) for the sale of its wholly-owned subsidiary, Equity Bank for Savings, F.A. ( Equity Bank ), which constitutes the Financial Services Business of the Company. The Purchaser is to acquire all of the outstanding shares of capital stock of Equity Bank. The closing of this transaction is contingent upon several factors including regulatory approvals, minimum tangible book value (as defined), acceptance by the Company of the selling price determined under the terms of the Acquisition Agreement and stockholders' approval. If the appropriate approvals are not received or an acceptable selling price is not received, the Company can terminate the Acquisition Agreement and, accordingly, the Financial Services Business has not been reported as a discontinued operation.

Under the Acquisition Agreement, the Company is to acquire from Equity Bank, prior to closing, certain subsidiaries of Equity Bank ( Retained
Corporations ) that own the real and personal property and other assets contributed by the Company to Equity Bank at the time of the acquisition of the predecessor of Equity Bank by the Company for Equity Bank s carrying value of the assets contributed. At the time of closing of the sale of Equity Bank, the Company is required under the Acquisition Agreement to acquire: (A) the loan and mortgage on and an option to purchase Equity Tower located in Oklahoma City, Oklahoma ( Equity Tower Loan ), which Equity Bank previously classified as an in-substance foreclosure on its books, (B) other real estate owned by Equity Bank that was acquired by Equity Bank through foreclosure (the Equity Tower Loan and other real estate owned are collectively called the
 Retained Assets ), and (C) the outstanding accounts receivable sold to Equity Bank by the Company and its subsidiaries under various purchase agreements, dated March 8, 1988 (the Receivables ). These assets are to be acquired for an amount equal to Equity Bank s carrying value of the Retained Assets at time of closing of the sale of Equity Bank. In addition, the Company has the option, but not the obligation, to acquire any loan owned by Equity Bank that has been charged off or written down for a price equal to the net book value of such loan that has been written down and for a price of $1.00 in the case of each loan that has been charged off ( Other Loans ).

The Company currently expects that the purchase price to be paid by the Purchaser for Equity Bank will be approximately $92 million, subject to determination and adjustment in accordance with the Acquisition Agreement (the
 Purchase Price ). The Purchase Price is based on a number of estimates, and the amount of the Purchase Price cannot be determined exactly until the closing of the sale of Equity Bank. The Company will use approximately $65.4 million, plus interest, of the Purchase Price to repay certain indebtedness the Company intends to incur to finance the purchase from Equity Bank of the Retained Corporations. In addition, it is anticipated that the Company will use approximately $19.2 million of the Purchase Price to purchase from Equity

                           LSB Industries, Inc.

1.  Basis of Presentation (continued)

Bank the Retained Assets, which is the carrying value of the Retained Assets on the books of Equity Bank as of December 31, 1993. As of this date, the Company has made no decision if it will acquire any of the Other Loans.

As of December 31, 1993, Equity Bank owned approximately $33.6 million of the Receivables, which if the closing occurs on or about June 30, 1994, the Company expects such to be less than $10 million as of the closing. On or prior to the closing, the Company expects to have secured an accounts receivable line of credit to replace, in whole or in part, the accounts receivable financing provided by Equity Bank. The Company expects to use the proceeds to be received from the new accounts receivable line of credit to finance the repurchase of the Receivables from Equity Bank at the closing.

The balance of the Purchase Price, if any, remaining after (i) repayment of the indebtedness incurred by the Company to purchase the Retained Corporations, (ii) purchase from Equity Bank of the Retained Assets, and (iii) payment of the transactional costs relating to the sale of Equity Bank under the Acquisition Agreement will be used by the Company for general working capital.

The following unaudited Pro Forma Condensed Consolidated Balance Sheet as of December 31, 1993, and the Pro Forma Condensed Consolidated Statement of Income for the fiscal year ended December 31, 1993, are presented to give effect to the proposed sale of Equity Bank.

The pro forma adjustments reflected herein are based on available information and certain assumptions that the Company s management believes are reasonable. Pro forma adjustments made in the Pro Forma Condensed Consolidated Balance Sheet assume that the sale of Equity Bank was consummated on December 31, 1993, and do not reflect the impact of Equity Bank s historical operating results or changes in other balance sheet amounts subsequent to December 31, 1993. The pro forma adjustments related to the Pro Forma Condensed Consolidated Statement of Income assume that the sale of Equity Bank was consummated on January 1, 1993.

The Pro Forma Condensed Consolidated Balance Sheet and Pro Forma Condensed Consolidated Statement of Income are based on assumptions and approximations and, therefore, do not reflect in precise numerical terms the impact of the transaction on the historical financial statements. In addition, such pro forma financial statements should not be used as a basis for forecasting the future operations of the Company.

              Pro Forma Condensed Consolidated Balance Sheet
                                (Unaudited)

1.  Basis of Presentation (continued)


                                             December 31, 1993
                                ---------------------------------------------
                                            Pro Forma Adjustments
                                                                     As
                                  Actual    (Note A)   (Note B)   Adjusted
                                ----------------------------------------------
                                            (Amounts in Thousands)

Assets
Cash and cash equivalents        $ 11,687   $65,416  $ (76,048)  $   1,055
Trade accounts receivable          49,533                           49,533
Loans                             142,634             (142,634)
Mortgage-backed and
 investment securities            224,475             (224,475)
Inventories                        48,384                           48,384
Foreclosed real estate             19,262               (3,928)     15,334
Net property, plant and
 equipment                         65,670               (7,617)     58,053
Excess of purchase price
 over net assets acquired          22,184              (17,041)      5,143
Other assets                       13,683               (3,179)     10,504
                                 -------------------------------------------
                                 $597,512   $65,416 $ (474,922)  $ 188,006
                                 ===========================================
Liabilities, preferred and
 common stocks and other
 stockholders  equity
Liabilities:
  Deposits                       $332,511                $(332,511)   $      -
  Notes payable                         -    $65,416       (65,416)          -
  Securities sold under
   agreements to
   repurchase                      38,721                  (38,721)          -
  Other liabilities                33,309                   (2,690)     30,619
  Federal Home Loan
   Bank advances                   87,650                  (87,650)          -
   Long-term debt                  30,295                   27,066      57,361
                                  ----------------------------------------------
                                  522,486     65,416      (499,922)     87,980
Redeemable, noncumulative,
 convertible preferred stock          155                                  155
Total non-redeemable preferred
 stock, common stock and other
 stockholders  equity              74,871                   25,000      99,871
                                   ---------------------------------------------
                                 $597,512    $65,416     $(474,922)   $188,006
                                  =============================================

                           LSB Industries, Inc.

          Notes to Consolidated Financial Statements (continued)

1. Basis of Presentation (continued)

Note A

Pro forma adjustment to recognize the cash required by the Company to purchase the Retained Corporations from Equity Bank prior to the sale of Equity Bank to the Purchaser. The Company is negotiating with a lender to borrow the funds with which to fund the purchase. The borrowed funds plus interest will be repaid from the proceeds of the sale of Equity Bank. As the carrying value of the Retained Assets and Retained Corporations on a consolidated basis will not change as a result of the purchase, no adjustment to such carrying value is necessary.

Note B

Pro forma adjustment to recognize the sale of Equity Bank as though consummated on December 31, 1993. The adjustment is based on an estimated selling price of $92 million resulting in an estimated financial gain of $25 million after consideration of costs of the transaction.

The reductions in the detail balance sheet amounts represent the historical carrying values of such accounts that will remain assets and liabilities of Equity Bank after the sale and after acquisition by the Company of the Retained Assets and Retained Corporations.

                           LSB Industries, Inc.
          Notes to Consolidated Financial Statements (continued)

1. Basis of Presentation (continued)

           Pro Forma Condensed Consolidated Statement of Income
                                (Unaudited)


                                    Year ended December 31, 1993
                              ------------------------------------------
                                              Pro Forma    As
                                   Actual    Adjustments   Adjusted
                              ------------------------------------------
                           (Amounts In Thousands Except Per Share Data)

Revenues:
  Net sales                      $232,616                   $232,616
  Interest income on loans
   and investments                 27,761   $(27,521)(C)         240
  Credit card and other            16,217    (14,315)(C)
                                                 213 (D)       2,115
                              ------------------------------------------
Total revenues                    276,594    (41,623)        234,971

Costs and expenses:
  Cost of sales                   174,504                    174,504
  Selling, general
   and administrative:
   Financial Services              21,549    (21,549)(C)           -
   Nonfinancial services           43,864       (750)(C)
                                                 133 (D)      43,247

  Interest:
   Deposits                        12,505    (12,505)(C)           -
   Long-term debt and other         9,517     (2,010)(C)
                                                (781)(D)       6,726
  Provision for loan losses         1,382     (1,382)(C)           -
                                 -----------------------------------------
                                  263,321    (38,844)        224,477
                                 -----------------------------------------
Income from continuing
 operations before provision
 for income taxes                  13,273     (2,779)         10,494

Provision for income taxes            874       (460)(C)
                                                 557 (D)         971
                                  ----------------------------------------
Income from continuing
  operations                     $ 12,399    $(2,876)       $  9,523
                                  ========================================
Income from continuing
operations applicable
to common stock                  $ 10,357                   $ 7,481
                                  =======                    ======
Earnings from continuing
 operations per common share:
    Primary                          $.77                      $.59
                                    =====                     =====
    Fully diluted                    $.71                      $.55
                                    =====                     =====

                           LSB Industries, Inc.
          Notes to Consolidated Financial Statements (continued)

1. Basis of Presentation (continued)

Note C

Reclassification of revenues and expenses of Equity Bank as a discontinued operation of the Company for the period presented. Such amounts are reconciled to reported segment data (Note 15) as follows:


                                                           Year ended
                                                        December 31, 1993
                                                       --------------------
                                                          (In Thousands)

           Financial Services operating profit, as reported    $ 4,390
           Allocation of general corporate expenses               (750)
           Allocation of income taxes                             (460)
           Losses on Retained Assets                                46
                                                                ------
           Income from discontinued operations                 $ 3,226
                                                                ======
Note D

Pro forma adjustments to reflect the estimated effect on earnings of acquiring the Retained Assets is considered. These include reduced interest expense on financing of the Company s accounts receivable with a new lender and the earnings on real estate assets acquired as Retained Assets.

2. Accounting Policies

Statements of Cash Flows

As permitted by Statement of Financial Accounting Standards ( SFAS ) No. 104, the Company reports in their statements of cash flows net cash receipts and payments for (a) deposits placed with other financial institutions and withdrawal of deposits, (b) time deposits accepted and repayment of deposits,
(c) loans made to customers and principal collections of loans, and (d) loans originated for sale and proceeds from sales thereof.

For purposes of reporting cash flows, cash and cash equivalents include cash, overnight funds and interest bearing deposits with original maturities when purchased by the Company of 90 days or less.

Cash payments for interest and income taxes were as follows:



                                    1993        1992        1991
                             ---------------------------------------------
                                           (In Thousands)
    Interest:
      Deposits                    $12,506       $16,553     $23,204
      Long-term debt and other      8,841        12,959      15,638
    Income taxes (1992 is net
     refunds received)                928          (102)        257

                           LSB Industries, Inc.

          Notes to Consolidated Financial Statements (continued)

2. Accounting Policies (continued)

Securities Held for Investment

Securities held for investment are carried at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity. Management has the intent and ability to hold these securities to maturity. Gains and losses on sales are determined using the specific identification method.

Mortgage-Backed Securities Held for Investment

Mortgage-backed securities held for investment are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts using a method that approximates level yield. Management has the intent and ability to hold these assets to maturity. Should any be sold, gains and losses will be recognized based on the specific identification method.

Mortgage-Backed Securities Held for Sale

Mortgage-backed securities which management may sell in response to market
conditions or for other reasons are classified as  held for sale.   These
securities are carried at the lower of cost or estimated market value in the aggregate at the balance sheet date. Net unrealized losses on such securities are recognized through a valuation allowance that is shown as a reduction in the carrying value of the related securities and as a corresponding charge to income. These securities are comprised of FHLMC collateralized mortgage obligations. The cost at December 31, 1993 was $14,020,790 and the market values of these securities were $13,946,511. Gross unrealized losses at December 31, 1993 were $74,279 and there were no gross unrealized gains at December 31, 1993. No sales of these securities have occurred in 1993; however, gains and losses realized on sales of these securities would be determined using the specific identification method.

SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires investments to be classified in three categories and accounted for as follows:

o Debt securities that the Company has the positive intent and ability to hold to maturity are to be classified as held-to-maturity securities and reported at amortized cost.

o Debt and equity securities that are bought and held principally for the purpose of selling in the near future are to be classified as trading securities and reported at fair value, with unrealized gains and losses included in current earnings.

o Debt and equity securities not classified as either held-to-maturity securities or trading securities are to be classified as available-for-sale securities and reported at fair value, with unrealized gains and losses reported as a separate component of stockholder s equity.

The Statement is effective for fiscal years beginning after December 15, 1993 and is to be initially applied as of the beginning of the fiscal year. The Company will adopt the provisions of this Statement January 1, 1994.

                           LSB Industries, Inc.

          Notes to Consolidated Financial Statements (continued)

2. Accounting Policies (continued)

Management has determined that the effect of the adoption of this Statement will not be material to the Company.

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are collateralized by mortgage-backed securities. These fixed-coupon agreements are carried at their contractual amounts and are accounted for as financings.

Loans Receivable

Loans receivable are stated at unpaid principal balances, less the allowance for loan losses, deferred loan origination fees and discounts. Discounts on first mortgage loans are amortized to income using the interest method over the remaining period to contractual maturity, adjusted for prepayments. The allowance for loan losses is increased by charges to income and decreased by chargeoffs (net of recoveries). Management s periodic evaluation of the adequacy of the allowance is based on Equity Bank s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower s ability to repay, the estimated value of the underlying collateral, and current economic conditions. As discussed in Note 4, losses on covered assets were reimbursable and, accordingly, no allowance for loss was recorded on loans included in covered assets.

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Gains and losses on sales of these mortgage loans are determined using the specific identification method.

Uncollectible interest on loans that are contractually past due (generally in excess of 90 days) is charged against income, or an allowance is established based on management s periodic evaluation. The allowance is established by a charge to interest income equal to all interest previously accrued, and income is subsequently recognized only to the extent that cash payments are received until, in management s judgment, the borrower has demonstrated the ability to make periodic interest and principal payments, in which case the loan is returned to accrual status.

SFAS No. 114, Accounting by Creditors for Impairment of a Loan, amends SFAS No. 5 to clarify that a creditor should evaluate both principal and interest when assessing the need for a loss accrual. This Statement also requires creditors to measure impairment of a loan based on the present value of expected future cash flows discounted at the loan s effective interest rate or based on the fair value of the collateral if the loan is collateral dependent. The Statement does not apply to large groups of smaller-balance homogeneous loans that are collectively valued for impairment (i.e., consumer installment loans, residential mortgage loans, credit card loans, etc.). The Statement also amends Practice Bulletin 7 ("PB7") guidance on accounting for in-substance foreclosures ("ISFs"). PB7 requires creditors to account for the operations of the collateral underlying ISFs, even though the creditor has not taken possession of collateral, as if foreclosure had occurred. SFAS No. 114 recognizes the practical problems of accounting for the operation of an asset the creditor does not possess and, therefore, states that a loan for which foreclosure is probable should continue to be accounted for as a loan. The effect of this provision will require all ISFs, which are currently classified as foreclosed real estate for financial statement purposes (Note 9), to be

                           LSB Industries, Inc.

          Notes to Consolidated Financial Statements (continued)

2. Accounting Policies (continued)

reclassified as loans for reporting purposes. SFAS No. 114 is effective for financial statements for fiscal years beginning after December 15, 1994.

Inventories

Purchased machinery and equipment are carried at specific cost plus duty, freight and other charges, not in excess of net realizable value. All other inventory is priced at the lower of cost or market, with cost being determined using the first-in, first-out (FIFO) basis, except for certain heat pump products with a value of $7,191,000 at December 31, 1993 ($8,357,000 at December 31, 1992), which are priced at the lower of cost or market, with cost being determined using the last-in, first-out (LIFO) basis. The difference between the LIFO basis and current cost is $571,000 at December 31, 1993 ($625,000 at December 31, 1992).

Foreclosed Real Estate

Real estate properties acquired through, or in lieu of, loan foreclosure are recorded at the lower of cost or fair value, less estimated costs to sell the underlying property. Costs relating to the improvement of property are capitalized, whereas costs relating to the holding of the property are expensed. Valuations are periodically performed by management, and chargeoffs are reflected by a charge to operations if the carrying value of a property exceeds its estimated fair value.

Depreciation

For financial reporting purposes, depreciation, depletion and amortization is primarily computed using the straight-line method over the estimated useful lives of the assets.

Excess of Purchase Price Over Net Assets Acquired

The excess of purchase price over net assets acquired is being amortized by the interest or straight-line methods, as appropriate, primarily over periods of 12 to 15 years. The carrying value of the excess of purchase price over net assets acquired is reviewed if the facts and circumstances suggest that it may be impaired.

Research and Development Costs

Costs incurred in connection with product research and development are expensed as incurred. Such costs amounted to $788,000 in 1993, $684,000 in 1992 and $454,000 in 1991.

Net Income (Loss) Applicable to Common Stock

Net income (loss) applicable to common stock is computed by adjusting net income or loss by the amount of preferred stock dividends, including unpaid dividends, if cumulative.

Earnings Per Share

Primary earnings per common share are based upon the weighted average number of common shares and dilutive common equivalent shares outstanding during each year after giving appropriate effect to preferred stock dividends.

                           LSB Industries, Inc.

Fully diluted earnings per share are based on the weighted average number of common shares and dilutive common equivalent shares outstanding and the assumed conversion of dilutive convertible securities outstanding after appropriate adjustment for interest and related income tax effects on convertible notes payable.

Average common shares outstanding used in computing earnings per share are as follows:


                         1993            1992        1991
                       --------------------------------------
Primary                13,401,194      8,188,492   6,105,222
Fully diluted          15,397,886     14,413,179   6,105,222




Fair Value of Financial Instruments

The following discussion of fair values is not indicative of the overall fair value of the Company s balance sheet since the provisions of the SFAS No. 107,
 Disclosures About Fair Value of Financial Instruments does not apply to all assets, including intangibles.

The following methods and assumptions were used by the Company in estimating its fair value of financial instruments:

     Cash and Cash Equivalents: Carrying value approximates fair value.

     Mortgage-Backed Securities and Other Securities Held for Investment: Fair values for investment and mortgage-backed securities are based on quoted market prices where available. Where quoted market prices are not available, fair values are based upon dealer quotes or quoted market prices of comparable instruments. The carrying value of FHLB stock approximates estimated fair value since there is no active market for this stock and the stock can be redeemed for par value which equals carrying value.

     Loans: For variable-rate loans with no significant change in credit risk since loan origination, fair values approximate carrying amounts. Fair values for fixed-rate loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality and for the same remaining maturities. Loans designated by the Company as problem or potential problem loans are reduced by an estimated impairment allowance in consideration of credit quality. Fair values for loans held for sale are based upon quoted market prices.

     Deposits: The fair values of demand deposits, interest-bearing demand deposits and savings accounts are the amount payable on demand. The carrying amount for variable rate certificates of deposit approximates their fair value. Fair values for fixed rate certificates of deposit are estimated using discounted cash flow analyses that apply interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on the time deposits.

                           LSB Industries, Inc.

          Notes to Consolidated Financial Statements (continued)

2. Accounting Policies (continued)

     Borrowed Funds: Fair values for fixed rate borrowings are estimated using a discounted cash flow analysis that applies interest rates currently being offered on borrowings of similar amounts and terms to those currently outstanding. Carrying values for variable rate borrowings approximate their fair value.

     Securities Sold Under Agreements to Repurchase: Fair values for these obligations are estimated using a discounted cash flow analysis that applies interest rates currently being offered on borrowings of similar amounts and terms to those currently outstanding.

3. Business Combinations

In July 1993, a subsidiary in the Company s Chemical Business acquired an Australian explosives business, Total Energy Systems, Limited ( TES ). TES is a distributor of blasting products and provides blasting services. In January 1992, subsidiaries in the Company s Chemical Business acquired all of the outstanding stock of Slurry Explosive Corporation and certain patent rights from Universal Tech Corporation ( UTC ). One of these subsidiaries acquired the outstanding stock of UTC in September 1992. These acquisitions expand the Company s Chemical Business to include the production and sale of certain patented blasting products and related accessories and services and allow the Company to sell license rights to other companies to manufacture the patented blasting products.

In December 1993, the Company purchased International Bearings Incorporated ("IBI"). IBI is a distributor of agricultural and industrial bearings and is included in the Automotive Products Business.

The results of operations of the acquired entities, recorded using the purchase method of accounting, are included in the accompanying consolidated financial statements from the date of acquisition. The pro forma effects of the acquisitions on the Company s results of operations for 1993 and 1992 are not significant. Following is a detail of the assets and liabilities acquired in connection with the acquisitions discussed above:



                                      TES and
                                        IBI               Slurry
                                    ----------------------------
                                        1993               1992
                                    ----------------------------
                                            (In Thousands)

Cash and cash equivalents              $1,228           $     55
Trade accounts receivable               1,618              1,186
Inventories                             2,359              1,109
Supplies and prepaid items                 43                130
Property, plant and equipment           2,143                861
Excess of purchase price over net
 assets acquired                          343                196
Patents and other assets                  490              2,285
                                     ---------------------------
Total assets                            8,224              5,822

                           LSB Industries, Inc.

          Notes to Consolidated Financial Statements (continued)

3. Business Combinations (continued)


                                      TES and
                                        IBI               Slurry
                                      ----------------------------
                                        1993               1992
                                      ----------------------------
                                             (In Thousands)

Accounts payable                       $4,456           $ 1,458
Accrued liabilities                       745               131

Long-term debt                          1,276             1,749
                                   -----------------------------
Total liabilities                       6,477             3,338
                                   -----------------------------
Total purchase price                    1,747             2,484

Reduction of note receivable
  from UTC                                  -            (2,344)
                                   -----------------------------
Net cash payment                       $1,747           $   140
                                   ============================

4. Assets Covered by FSLIC Assistance and FSLIC Receivables and Payable

On December 30, 1988, Equity Bank acquired Arrowhead Federal Savings and Loan Association (Arrowhead), which had assets of approximately $317 million, through a Federal Savings and Loan Insurance Corporation (FSLIC) assisted acquisition. Arrowhead was merged into Equity Bank and its separate existence was terminated.

In connection with the acquisition of Arrowhead, Equity Bank and FSLIC entered into an Assistance Agreement with an original term of ten years. The Assistance Agreement provided for various forms of financial assistance and indemnifications to Equity Bank during the term of the Assistance Agreement and required payments to FSLIC for sharing of certain items including capital losses, net income and tax benefits.

From the date of the acquisition by Equity Bank of Arrowhead in December 1988 and continuing through 1992, Equity Bank had been subject to assistance considerations by the FSLIC. The terms and effects of such assistance are set forth in the following discussion as such assistance continued through 1992 and has been given effect in the consolidated financial position and results of operations through December 31, 1992.

In March 1993, Equity Bank, the Company, the Federal Deposit Insurance Corporation (FDIC - as manager of the FSLIC Resolution Fund) and the Resolution Trust Corporation (RTC) finalized an agreement terminating the Assistance Agreement. In connection with this Termination Agreement, the RTC paid Equity Bank approximately $14.2 million in cash and all of the obligations of both parties under the Assistance Agreement were terminated. As a result of the Termination Agreement, Equity Bank assumed all credit risk
with respect to existing  covered assets.   Equity Bank allocated a
substantial portion of such $14.2 million to record the previously covered loans and foreclosed real estate at estimated fair value. As a result, Equity Bank believes that there are adequate discounts relating to the assets to reserve for the credit risk which was assumed. Also as a result of the

                           LSB Industries, Inc.

          Notes to Consolidated Financial Statements (continued)

4. Assets Covered by FSLIC Assistance and FSLIC Receivables and Payables (continued)

Termination Agreement, Equity Bank is no longer indemnified for any potential claim relating to any covered asset arising out of, or based upon, any liability, action or failure to act of Equity Bank or any of Equity Bank s affiliates, officers or directors from and after December 30, 1988 that are asserted against the FDIC or Equity Bank related to covered assets. The effect of the accounting for the Termination Agreement included reclassifying previously covered assets to reflect their status at the termination date (on a fair value basis), all related receivables and payables were extinguished, the cash payment from the FDIC Manager was recorded and goodwill existing relating to the Arrowhead acquisition was adjusted for this resolution of a contingent purchase price.

Completion of the Termination Agreement had no effect on total stockholders equity and did not result in a charge or credit to the Company s statement of operations. The termination of the Assistance Agreement was recorded effective as of January 1, 1993; therefore, no assistance income from the FSLIC has been recognized in 1993.

Recording of the Termination Agreement increased (decreased) the following accounts (in millions):

  Cash and cash equivalents                               $14.2
  FSLIC receivables                                       (18.9)
  Assets covered by FSLIC assistance                      (33.1)
  Loans receivable, net                                    13.3
  Foreclosed real estate, net                               8.7
  Excess of purchase price over fair
    value of net assets acquired                            6.7
  Payable to FSLIC                                         (9.1)

Covered Assets

Prior to the Termination Agreement, FSLIC had guaranteed the December 30, 1988 book value of covered assets, as defined, of Arrowhead, under the provisions of the Assistance Agreement. Covered assets were defined to include all Arrowhead assets acquired except cash and marketable securities, performing one to four family residential first mortgage loans, certain fixed assets and assets owned by subsidiaries.

An analysis of the changes in assets covered by FSLIC assistance for the year ended December 31, 1992 is as follows (in thousands):


  Carrying amount at December 31, 1991                  $48,291
  Additions                                                 349
  Sales, net of financings                               (9,097)
  Chargeoffs                                               (159)
  Loan principal paid by borrowers                       (6,324)
                                                        -------
  Carrying amount at December 31, 1992                  $33,060
                                                        =======

Yield Maintenance

Prior to the Termination Agreement and under the provisions of the Assistance Agreement, Equity Bank was provided yield maintenance guarantees on covered assets. Yield maintenance assistance payments were based upon the difference

                           LSB Industries, Inc.

          Notes to Consolidated Financial Statements (continued)

4. Assets Covered by FSLIC Assistance and FSLIC Receivables and Payable (continued)

between the actual net yield on the covered assets and the guaranteed net yield amount. The guaranteed yield maintenance rate is the FHLB District 10 cost of funds rate plus an additional amount as specified in the Assistance Agreement. At December 31, 1992, the aggregate yield maintenance rate was

6.28% and the average aggregate rate for 1992 was 6.94%. Yield maintenance assistance was $936,000 in 1992 and $2,851,000 in 1991.

Mark-to-Market Adjustment

Under the Assistance Agreement, Equity Bank was reimbursed for the acquisition date mark-to-market adjustments associated with certain investment securities and one to four family residential mortgage loans of Arrowhead that did not qualify as covered assets. A receivable for this reimbursement of $36.3 million was recorded at December 30, 1988. The receivable did not bear interest and was payable in annual installments over ten years or at the time a loan was paid off. The receivable balance of $15.8 million at December 31, 1992 was settled under provisions of the Termination Agreement.

Other FSLIC Receivables

Equity Bank had various other amounts receivable and payable from FSLIC pursuant to the Assistance Agreement. The following table summarizes the components of other net amounts receivable at December 31, 1992 which were settled under provisions of the Termination Agreement (in thousands):


Reimbursement for capital losses, net of recoveries      $2,668
Yield maintenance receivable                                612
Other                                                      (105)
                                                          ------
                                                         $3,175
                                                          ======

Payable to FSLIC

Pursuant to the provisions of the Assistance Agreement, Equity Bank was required to pay FSLIC $435,000 quarterly for seven years beginning in March 1992 in lieu of tax benefits arising from the acquisition of Arrowhead. The present value of amounts due under this provision of the Assistance Agreement at December 31, 1992 was $9.1 million. Interest expense of $829,000 in 1992 and $745,000 in 1991 was added to the payable based on a rate of approximately 10%. This liability was settled by provisions of the Termination Agreement.

5. Financial Services Subsidiaries (See Note 1 for Discussion of Proposed Sale of Equity Bank)

Credit Concentrations and Other Risk Factors

Equity Bank is active in originating, selling and servicing residential mortgage loans, as well as originating commercial real estate loans and originating and servicing credit card loans.

Equity Bank conducts its operations in Oklahoma, an area, like many other parts of the country, in which real estate markets are considered depressed. The collateral securing Equity Bank s residential and commercial real estate

                           LSB Industries, Inc.
          Notes to Consolidated Financial Statements (continued)

5. Financial Services Subsidiaries (See Note 1 for Discussion of Proposed Sale of Equity Bank) (continued)

loan portfolios is located in this geographical area, and the ultimate recoverability of these portfolios may be dependent upon the economic and market conditions in which Equity Bank conducts its operations. While management uses current available information to provide for losses, future additions to the allowances for losses may be necessary based on changes in economic and market conditions.

In addition, Equity Bank is subject to competition, regulations of certain federal agencies, and undergoes periodic examinations by those regulatory agencies. These agencies may require Equity Bank to recognize additions to the allowances for losses based on their judgments of information available to them at the time of their examination.

Equity Bank is not committed to lend additional funds to debtors whose loans have been modified.

Securities Held for Investment

The carrying values (amortized cost) and estimated market values of investment securities and mortgage-backed securities at December 31, 1993 and 1992 are summarized as follows:


                                             Gross        Gross      Estimated
                               Amortized   Unrealized   Unrealized    Market
      1993                       Cost        Gains        Losses      Value
- ------------------------------------------------------------------------------
                                              (In Thousands)

U.S. Treasury securities      $   1,299      $    5     $          $  1,304
Federal Home Loan Bank
  stock                           6,417           -          -        6,417
Other                                90           -        (18)          72
                                ----------------------------------------------
                              $   7,806      $    5     $  (18)    $  7,793
                                ==============================================

Mortgage-backed securities
 held for investment,
 excluding  accrued interest
 receivable of $1,099,000      $201,623      $  793     $ (807)    $201,609
                                ==============================================

        1992
- -------------------------------------------------------------------------------
U.S. Treasury securities       $    406      $    6     $    -     $    412
Federal Home Loan Bank stock      6,417           -          -        6,417
Other                               187           -          -          187
                                 ---------------------------------------------
                               $  7,010      $    6     $    -     $  7,016
                                 =============================================

Mortgage-backed securities
held for investment, excluding
accrued interest receivable
of $1,186,000                  $174,241      $1,143    $(1,492)    $173,892

====================================================

                           LSB Industries, Inc.

          Notes to Consolidated Financial Statements (continued)

5. Financial Services Subsidiaries (See Note 1 for Discussion of Proposed Sale of Equity Bank) (continued)


The amortized cost and estimated market value of securities held for investment at December 31, 1993, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                          Amortized      Market
                                             Cost        Value
                                          ----------------------
                                              (In Thousands)


Due in one year or less                      $1,283      $1,264
Due after one year through five years106        112
Other                                         6,417       6,417
                                            ---------------------
Total investment securities                  $7,806      $7,793
                                            ======================

At December 31, 1993 and 1992, U.S. Treasury securities with an amortized cost of approximately $1,299,000 and $400,000, respectively, were pledged to secure customer deposits and FHLB advances.

Mortgage-Backed Securities Held for Investment

The carrying values and estimated market values of mortgage-backed securities held for investment, excluding accrued interest receivable, at December 31, 1993 and 1992 are summarized as follows:


                                                                  Estimated
                      Principal  Unamortized Unearned   Carrying  Market
    1993              Balance     Premiums   Discounts  Value     Value
- --------------------------------------------------------------------------
                                          (In Thousands)


FHLMC certificates       $ 44,705    $  905    $   -   $ 45,610    $ 45,396
FNMA certificates          58,983     1,567        -     60,550      60,399
GNMA certificates          44,384       379     (299)    44,464      45,013
FHLMC collateralized
  mortgage obligations      5,014        27        -      5,041       5,047
FNMA collateralized
  mortgage obligations     41,666        57       (2)    41,721      41,543
Private issue
  collateralized
  mortgage obligations      4,185        30        -      4,215       4,187
Other                          22         -        -         22          24
                          --------------------------------------------------
                         $198,959    $2,965    $(301)  $201,623    $201,609
                          ==================================================

                           LSB Industries, Inc.

          Notes to Consolidated Financial Statements (continued)

5. Financial Services Subsidiaries (See Note 1 for Discussion of Proposed Sale of Equity Bank) (continued)


                                                                  Estimated
                     Principle  Unamortized  Unearned   Carrying    Market
      1992            Balance    Premiums    Discounts   Value      Value
- ------------------------------------------------------------------------------
                                                   (In Thousands)



FHLMC certificates       $ 50,569    $1,129   $ (79)   $ 51,619    $ 52,242
FNMA certificates          56,611     1,516              58,127      58,076
GNMA certificates          39,454       386    (317)     39,523      39,327
FHLMC collateralized
  mortgage obligations     12,330       484              12,814      12,471
REMICs                     11,674       457              12,131      11,750
Other                          27                            27          26
                     ------------------------------------------------------
                         $170,665    $3,972   $(396)   $174,241    $173,892
                     ======================================================


Mortgage-backed securities at December 31, 1993 had contractual maturities in installments to 2030.

Mortgage-backed securities with a carrying value at December 31, 1993 of $39.1 million are pledged to secure outstanding repurchase agreements of $38.7 million ($52.1 million were pledged to secure outstanding repurchase agreements of $50.3 million in 1992). Mortgage-backed securities, with a carrying value of $162.5 million at December 31, 1993, are pledged to secure FHLB advances and certain deposits ($132.2 million in 1992).

Loans Receivable

A summary of loans receivable at December 31, 1993 and 1992 is as follows:


                                                           1993        1992
                                                      ------------------------
                                                             (In Thousands)

Principal balances on first mortgage loans:
  Secured by one to four family residences              $  63,757    $ 73,124
  Secured by other properties                               6,385       5,898
  Commercial                                               18,955      12,495
  Construction loans                                        1,029       1,234
  Other                                                       516          78
                                                        ---------------------
                                                            90,642     92,829
    Less:
    Unearned discounts                                     11,812      13,372
    Undisbursed portion of construction loans                 819         768
    Net deferred loan origination fees                         63         188
                                                         --------------------
Total first mortgage loans                                 77,948      78,501

                           LSB Industries, Inc.

          Notes to Consolidated Financial Statements (continued)

5. Financial Services Subsidiaries (See Note 1 for Discussion of Proposed Sale of Equity Bank) (continued)



                                                           1993        1992
                                                        ----------------------
                                                             (In Thousands)
Principal balances on consumer and other loans:
    Commercial                                           $  3,231   $   1,686
    Loans on deposits                                       2,551       2,181
    Credit cards                                           39,358      36,478
    Other                                                   3,984       2,887
                                                         --------------------
                                                           49,124      43,232

Accrued interest receivable

Less allowance for loan losses                              3,625       3,142
                                                         --------------------
                                                         $124,060    $119,278
                                                         ====================
Loans held for sale                                      $ 18,574    $  6,358
                                                         ====================


The estimated fair values for loans receivable are approximately $134.7 million and $132.4 million at December 31, 1993 and 1992, respectively. The estimated fair value for loans held for sale are approximately $18.6 million and $6.4 million at December 31, 1993 and 1992, respectively.

Weighted average interest rates of loans receivable were 9.28% and 9.72% at December 31, 1993 and 1992, respectively.

Commercial real estate, consumer and other loans with a carrying amount of approximately $14 million at December 31, 1992, were not included above and were included in Assets Covered by FSLIC Assistance in the balance sheet (Note 4).

                           LSB Industries, Inc.

          Notes to Consolidated Financial Statements (continued)

5. Financial Services Subsidiaries (See Note 1 for Discussion of Proposed Sale of Equity Bank) (continued)

Activity in the allowance for loan losses is summarized as follows for the years ended December 31:


                                                   1993       1992         1991
                                                 ------------------------------
                                                          (In Thousands)

Balance at the beginning of the year             $3,142      $3,424      $3,712
Provision charged to income                       1,382       1,224       1,335
Chargeoffs                                       (1,151)     (1,635)     (1,901)
Recoveries                                          252         129         278
                                                  ------------------------------
Balance at the end of the year                   $3,625      $3,142      $3,424
                                                  ==============================

In connection with the termination of the Assistance Agreement, Equity Bank assumed the credit risk of $13.3 million in loans whose credit risk had previously been covered under terms of the Assistance Agreement. At December 31, 1993, approximately $1.4 million in unearned nonaccretable discounts exist to provide as additional reserves on these loans. These amounts are included as unearned discounts and are not included in the allowance for loan losses above.

Nonaccrual and renegotiated or restructured potentially problem loans approximate $3.1 million and $2.8 million at December 31, 1993 and 1992, respectively. Interest income that would have been recorded under the original terms of such loans and the interest income actually recognized for the years ended December 31 are summarized below:


                                                 1993         1992        1991
                                             -----------------------------------
    Interest income that would have
      been recorded                            $397,000    $351,000    $156,000
    Interest income recognized                  (84,000)    (63,000)    (58,000)
                                             -----------------------------------
    Interest income foregone                   $313,000    $288,000    $ 98,000
                                             ===================================


Loan Servicing

Mortgage loans and credit cards and other loans serviced for others are not included in the consolidated financial statements. The unpaid principal balances of these loans at December 31 are summarized as follows:

                           LSB Industries, Inc.

          Notes to Consolidated Financial Statements (continued)

5. Financial Services Subsidiaries (See Note 1 for Discussion of Proposed Sale of Equity Bank) (continued)



                                                              1993        1992
                                                         -----------------------
                                                               (In Thousands)


Mortgage loans underlying FNMA passthrough securities $ 38,273 $ 42,784 Mortgage loan portfolios serviced for:
  FNMA                                                        3,305        4,449
  FHLMC                                                     158,265      132,112
  Other investors                                             8,865       11,939
  Credit cards and other loans serviced for others           23,589       32,454
                                                         -----------------------
                                                           $232,297     $223,738
                                                         =======================


Custodial escrow balances maintained in connection with the foregoing loan servicing were approximately $1,239,000 and $1,211,000 at December 31, 1993 and 1992, respectively.

Foreclosed Real Estate

A summary of changes in foreclosed real estate is as follows:


                                                 1993        1992         1991
                                            ------------------------------------
                                                        (In Thousands)



Balance at the beginning of the year            $15,151     $16,165     $17,289
    Additions:
    Related to Termination Agreement              8,743
    Other additions                                 423         614         320
    Sales                                        (4,941)     (1,148)       (814)
    Chargeoffs and other                           (114)       (480)       (630)
                                               ---------------------------------
    Balance at the end of the year              $19,262     $15,151      $16,165
                                               ================================


Foreclosed real estate with a carrying value of $19 million at December 31, 1992 is not included above and is included in Assets Covered by FSLIC Assistance (Note 4).

Foreclosed real estate includes loans considered in-substance foreclosures of $13.9 million at December 31, 1993 and $14.2 million at December 31, 1992. The majority of this balance is comprised of a commercial real estate property which is the office building in which Equity Bank s corporate office is located. This property was determined to be an in-substance foreclosure in 1990.

                           LSB Industries, Inc.

          Notes to Consolidated Financial Statements (continued)

5. Financial Services Subsidiaries (See Note 1 for Discussion of Proposed Sale of Equity Bank) (continued)

Deposits

Deposits at December 31 are summarized as follows:




                                            1993                   1992
                              ----------------------------    ------------------------
                                 Weighted                    Weighted
                                 Average                     Average
                                 Rate     Amount  Percent     Rate      Amount   Percent
                                 ------------------------------------------------------
                                                  (Amounts in Thousands)
Demand, money market
 and NOW accounts, including
 non-interest bearing deposits
 of approximately  $19,887,000
 in 1993 and $16,941,000
 in 1992                          2.24%   $ 87,537    26.3%    2.96%    $ 87,185    25.9%
Passbook savings                  2.73%     17,260     5.2     3.50%      15,347     4.6
                                          ----------------               ----------------
                                           104,797    31.5               102,532    30.5


Certificates of deposit:
  0.99% to   2.99%                           1,083      .3                     -       -
  3.00% to   4.99%                         191,852    57.7               182,230    54.2
  5.00% to   6.99%                          32,236     9.7                36,812    11.0
  7.00% to   8.99%                           2,196      .7                14,003     4.2
  9.00% to  10.99%                             245      .1                   344      .1
  11.00% to 12.99%                               -       -                    30       -
  13.00% to 14.99%                             102       -                   102       -
                                       -------------------               ----------------
                                  4.04%    227,714    68.5     4.54%     233,521    69.5
                                 --------------------------------------------------------
                                  3.50% $332,511  100.0%    4.08% $336,053 100.0%
                                 ===============================================

The fair values for deposits at December 31, 1993 and 1992 are approximately $333.4 million and $337.4 million, respectively.

The aggregate amount of jumbo certificates of deposit and other accounts with a minimum denomination of $100,000 was approximately $39.7 million and $31.2 million at December 31, 1993 and 1992, respectively.

                           LSB Industries, Inc.

          Notes to Consolidated Financial Statements (continued)

5. Financial Services Subsidiaries (See Note 1 for Discussion of Proposed Sale of Equity Bank) (continued)


At December 31, 1993, scheduled maturities of certificates of deposit are as follows:


                                        Year ending December 31,
                   -------------------------------------------------------------
                         1994     1995     1996     1997     1998       Total
                      -------------------------------------------------------
                                            (In Thousands)

0.99% to   2.99%     $  1,083  $     -   $    -   $    -  $     -    $  1,083
3.00% to   4.99%      166,670   19,723    5,099        -      360     191,852
5.00% to   6.99%       17,022    2,775      356    2,442    9,641      32,236
7.00% to   8.99%        2,073      124        -        -        -       2,197
9.00% to  10.99%          245        -        -        -        -         245
13.00% to 14.99%          102        -        -        -        -         102
                      -------------------------------------------------------
                     $187,195  $22,622   $5,455   $2,442  $10,001    $227,715
                      =======================================================


Interest expense on deposits is as follows:


Type                                    1993      1992      1991
- ----------------------------------------------------------------
                                            (In Thousands)

Demand, money market and NOW            $ 2,223  $ 2,634  $ 2,748
Savings                                     530      524      522
Time                                      9,752   13,287   19,874
                                         ------------------------
                                        $12,505  $16,445  $23,144
                                         ========================

Federal Home Loan Bank Advances

Advances at December 31, 1993 and 1992 were $87.7 million and $80.1 million, respectively. The advances have maturities ranging from 31 days to five years and have interest rates ranging from 3.30% to 6.40% at December 31, 1993 (3.85% to 6.40% at December 31, 1992) and are secured by mortgage-backed securities. The estimated fair values of FHLB advances at December 31, 1993 and 1992 are $87.7 million and $80.3 million, respectively. Interest expense on FHLB advances was $3,122,000 in 1993, $3,343,000 in 1992 and $3,211,000 in
1991.

                           LSB Industries, Inc.

          Notes to Consolidated Financial Statements (continued)

5. Financial Services Subsidiaries (See Note 1 for Discussion of Proposed Sale of Equity Bank) (continued)

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase of $38.7 million at December 31, 1993 and $50.3 million at December 31, 1992 are treated as financings and the underlying collateral is included in mortgage-backed securities. The agreements outstanding at December 31, 1993 had interest rates of 3.38% (3.57% on agreements outstanding at December 31, 1992) and mature in March 1994. The underlying securities, which are held by a single counterparty (Prudential-Bache Securities), were mortgage-backed certificates with a book value of $39.1 million ($52.1 million at December 31, 1992) and a market value of approximately $39.1 million ($52.6 million at December 31, 1992). Interest expense on securities sold under agreements to repurchase was $1.5 million in 1993, $2.4 million in 1992 and $4.9 million in 1991. Estimated fair values for securities sold under agreements to repurchase were $38.7 million and $50.3 million at December 31, 1993 and 1992, respectively.

The maximum amount of repurchase agreements outstanding at any month end was $50.3 million in 1993, $66.7 million in 1992 and $82.2 million in 1991. The daily average amount outstanding was $44 million in 1993, $58 million in 1992 and $75 million in 1991.

Off-Balance-Sheet Risk

Equity Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. At December 31, 1993, these financial instruments include commitments of undisbursed funds on loan commitments of $5.4 million, unfunded lines of credit of $2.4 million, and unfunded credit card availability of approximately $147 million. Equity Bank uses the same credit and collateral policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Equity Bank s exposure to credit loss in the event of nonperformance by the other party to these financial instruments is generally represented by the contractual notional amount of these instruments. Equity Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Unless noted otherwise, Equity Bank does not require collateral or other security to support financial instruments with credit risk.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not

                           LSB Industries, Inc.

          Notes to Consolidated Financial Statements (continued)

5. Financial Services Subsidiaries (See Note 1 for Discussion of Proposed Sale of Equity Bank) (continued)

necessarily represent future cash requirements. Equity Bank evaluates each customer s credit worthiness on a case by case basis. The amount of collateral obtained, if it is deemed necessary by Equity Bank upon extension of credit, is based on management s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property and equipment and income producing commercial properties.

Regulatory and Other Matters

As discussed in Note 4, on August 9, 1989, the FIRREA legislation transferred FSLIC s rights and obligations under the Assistance Agreement to the FSLIC Resolution Fund, which is administered principally by the FDIC. Under FIRREA, the Office of Thrift Supervision (OTS), which is a bureau of the U.S. Treasury Department, became the primary regulator of thrift institutions and thrift holding companies. Deposit insurance for all banks and thrifts is now the responsibility of the FDIC through two agencies, the Savings Association Insurance Fund and the Bank Insurance Fund.

In connection with the Company s acquisition of Equity Bank and Equity Bank s acquisition of Arrowhead, Equity Bank received forbearances, approvals and waivers related to certain regulatory requirements, which were for specified periods of time in some instances. These included, among other things, approval for the purchase and financing, with full recourse, of affiliates accounts receivable and forbearances related to the Qualified Thrift Lender regulatory requirements, among other things. The maximum amount of the receivables purchased could not exceed $60 million. In March 1993, the five-year waiver from regulatory limitations expired and the balance of purchased receivables is now subject to transactions with affiliates limitations as set forth in Sections 23A and 23B of the Federal Reserve Act (FRA). Equity Bank was notified by regulatory authorities that it is expected to be in full compliance with FRA 23A and 23B no later than September 1, 1994. The balance of these purchased accounts receivable at December 31, 1993 and 1992 is $33.6 million and $32.4 million, respectively. At December 31, 1993, approximately $24.4 million of these receivables were in excess of the FRA 23A and 23B limitations. The Company is presently in process of obtaining alternative financing to meet its working capital needs.

Regulations for savings institutions minimum capital requirements went into effect on December 7, 1989. In addition to the capital requirements, FIRREA includes provisions for changes in the federal regulatory structure for institutions, including a new deposit insurance system, increased deposit insurance premiums, and restricted investment activities with respect to noninvestment-grade corporate debt and certain other investments. FIRREA also increases the required ratio of housing related assets needed to qualify as a savings institution.

                           LSB Industries, Inc.

          Notes to Consolidated Financial Statements (continued)

5. Financial Services Subsidiaries (See Note 1 for Discussion of Proposed Sale of Equity Bank) (continued)

As a federally chartered institution and a member of the Federal Savings and Loan System, Equity Bank is subject to restrictions on the payments of capital distributions. At December 31, 1993, approximately $6 million of retained earnings are available for future dividends.

Minimum capital standards for the thrift industry, which Equity Bank is subject to, prescribe three separate measurements of capital adequacy. The regulatory net worth requirements provide for tangible capital (1.5%), core capital (3.0%) and risk-based capital (8.0%) requirements. A comparison of Equity Bank s regulatory capital requirements at December 31, 1993 with actual amounts and percentages is as follows (amounts in thousands):


                        Requirements                Actual
                       ---------------------------------------
                       Amount  Percent      Amount    Percent
                       ---------------------------------------

Tangible              $ 7,554     1.5%     $34,812      6.9%
Core                   15,108     3.0       38,589      7.7
Risk-based             21,986     8.0       41,431     15.1


The following is a reconciliation of GAAP capital to regulatory capital:


                                                        Regulatory
                                              -------------------------------
                                               Tangible     Core   Risk-Based
                                                Capital    Capital    Capital
                                               -------------------------------
                                                       (In Thousands)

GAAP capital, as adjusted                       $58,627   $58,627    $58,627
Nonallowable assets:
  Investments in nonincludable subsidiaries      (6,774)   (6,774)    (6,774)
  Goodwill and other intangible assets          (17,041)  (17,041)   (17,041)
  Qualifying supervisory goodwill                     -     3,777      3,777
  Equity investments                                  -         -       (598)
Additional capital items:
  General valuation allowances - limited              -         -      3,440
                                               ------------------------------
Regulatory capital - computed                    34,812    38,589     41,431

Minimum capital requirement                       7,554    15,108     21,986
                                               ------------------------------
Regulatory capital - excess                     $27,258   $23,481    $19,445
                                               ==============================

Effective December 16, 1992, the banking regulations adopted final rules regarding the FDIC Improvement Act of 1991 s establishment of five capital
levels, ranging from  well capitalized  to  critically undercapitalized.   If
an institution s capital level falls below well capitalized, it becomes subject to increasing regulatory oversight and restrictions on banking

                           LSB Industries, Inc.

          Notes to Consolidated Financial Statements (continued)

5. Financial Services Subsidiaries (See Note 1 for Discussion of Proposed Sale of Equity Bank) (continued)

activities for each lower capital level. In addition, FDIC insurance premiums are now, in part, based upon the institution s capital level.

A financial institution is considered well capitalized if it is under no regulatory order or action and its leverage ratio is at least 5% and its Tier 1 and Total Risk-Based Capital ratios are at least 6% and 10%, respectively. Equity Bank is considered well capitalized as defined.

6. Inventories

Inventories at December 31, 1993 and 1992 consist of:


                                     Finished
                                 (or Purchased) Work-In-   Raw
                                      Goods     Process  Materials  Total
                                  --------------------------------------------
                                               (In Thousands)

1993:
  Air handling units                  $ 2,050    $ 2,281  $ 7,447  $11,778
  Machinery and industrial supplies    10,287          -        -   10,287
  Automotive products                   9,588      3,508      712   13,808
  Chemical products                     5,015      3,854    3,642   12,511
                                    --------------------------------------
Total                                 $26,940    $ 9,643  $11,801  $48,384
                                    ======================================
1992 total                            $27,877    $10,734  $ 9,762  $48,373
                                    ======================================

7. Property, Plant and Equipment

Property, plant and equipment, at cost, consist of:

                                                    December 31,
                                                   1993     1992
                                                -------------------
                                                   (In Thousands)


Land and improvements                           $  5,534  $  5,534
Buildings and improvements                        23,116    20,822
Machinery, equipment and automotive               81,476    70,691
Furniture, fixtures and store equipment            8,385     7,481
Producing oil and gas properties                   3,405     3,410
                                                 -------------------
                                                 121,916   107,938
Less accumulated depreciation,
  depletion and amortization                      56,246    49,889
                                                  ------------------
                                                $ 65,670  $ 58,049
                                                  ==================

                           LSB Industries, Inc.

8. Foreign Sales Contract

On July 6, 1992, a subsidiary of the Company signed an agreement to supply a foreign customer with equipment, technology and technical assistance to manufacture certain types of automotive products. The total contract price is $56 million with $12 million to be retained by the customer, as the subsidiary s equity participation, which represents a minority interest in the customer. The subsidiary values its equity participation in the customer at a nominal amount. Of the balance of the contract price of $44 million, $13.1 million has been billed and collected by the Company. The remaining $30.9 million is to be collected in 39 equal quarterly installments of $791,000, plus interest at a rate of 7.5% per annum.

The Company s subsidiary has agreed to make its best effort to purchase approximately $14.5 million of bearing products each year for ten years commencing in the customer s first year of operations, which is anticipated to be in 1994. However, the subsidiary is not required to purchase more product from the customer in any one year than the quantity of tapered bearing products the subsidiary is able to sell in its market. The customer has also agreed to repurchase within four years, $6 million of the subsidiary s equity participation in the customer. In the event that the customer is unable to repurchase such equity participation, the parties may renegotiate and modify the agreement for purchase of the Company s subsidiary to purchase products from the customer.

During the last quarter of 1993, the Company s subsidiary exchanged its rights to the equity interest in the customer with a foreign nonaffiliated company
( Purchaser of the Interest ) for $12.0 million in notes. The Company has been advised that the customer has agreed to repurchase from the Purchaser of the Interest up to $6 million of such equity interest over a six-year period, with payment to the Purchaser of the Interest to be either in cash or bearing products. The notes issued to the subsidiary for its rights to the equity interest in the customer will only be payable when, as and if the Purchaser of the Interest collects from the customer for such equity interest, and the method of payment to the subsidiary will be either cash or bearing products, in the same manner as received by the Purchaser of the Interest from the customer. Due to the Company s inability to determine what payments, if any, it will receive on such notes, the Company will continue to carry such notes at a nominal amount.

Revenues, costs and profits related to the contract are being recognized in two separate phases. The first phase involves the purchase, modification, development and delivery of the machinery, tooling, designs and other technical information and services. Sales to be recognized during this phase are limited to the expected collections under the contract during this phase. Sales and costs during the first phase will be recognized using the percentage of completion method of accounting based on the ratio of total costs incurred, excluding the cost of purchased machinery, to estimated total costs, excluding the cost of purchased machinery. Since the inception of the contract, the Company has collected $13.1 million of the contract price and recognized sales and cost of sales of $13.7 million and $4.8 million, respectively. For the year ended December 31, 1993, the Company recognized sales and cost of sales of $7.5 million and $2.2 million, respectively. The cumulative effect of future revisions in the contract terms or total cost estimates will be reflected in the period in which these changes become known.

                           LSB Industries, Inc.

The second phase of the contract includes payments by the customer under the financing terms set forth above and purchases of bearing products by the Company s subsidiary from the customer. Contract revenues will be recognized as the Company performs its obligation to purchase products from the customer, which timing generally coincides with the timing that amounts are to be collected from the customer. Interest will be recognized as the amounts are collected from the customer.


9. Long-Term Debt

Long-term debt is detailed as follows:

                                                              December 31,
                                                             1993     1992
                                                           -----------------
                                                             (In Thousands)

Subordinated debt:
   13-3/4% Subordinated Sinking Fund Debentures           $     -    $ 2,225
Other:
  Secured loans of a subsidiary with interest
   payable quarterly at rates indicated (A):
     10.415% to 12.72% term loans                          20,583     24,938
     Revolving loans with interest at the
      corporate base rate of a certain bank
      plus a specified percentage (7.5% at
      December 31, 1993)                                    2,100          -
     Variable rate term loan                                    -      8,750
Secured revolving loans with interest payable
 monthly at the prime rate of a bank affiliated
 with the lender plus a specified percentage (9.0%
 aggregate rate at December 31, 1993) (B)                     470      6,853
Other                                                       7,142      7,555
                                                            ----------------
                                                          $30,295    $50,321
                                                            ================


(A) This agreement between a subsidiary of the Company and two institutional lenders provides for two series of seven-year term loans aggregating $28.5 million, a $10 million asset-based revolving credit facility, and an additional revolving line of credit of $7.2 million. Available borrowings under this additional revolving credit line at December 31, 1993 were $7.2 million and decreases annually until its termination in March 1997. The asset-based revolving loans are available to the subsidiary based on varying percentages of the carrying value of eligible assets available for collateral, as specified in the agreement. At December 31, 1993, there was $2.1 million in borrowings outstanding against the revolving credit facility. At December 31, 1993, the available asset-based revolving loans amounted to approximately $6.6 million, based on eligible assets after reduction by $1.1 million for an outstanding letter of credit related to a leasing arrangement for precious metals (Note 14). The subsidiary is required to pay a .5% fee for the excess of available over outstanding revolving loans.

                           LSB Industries, Inc.

9. Long-Term Debt (continued)

        The agreement is secured by substantially all of the subsidiary s assets and capital stock. It requires the subsidiary to maintain certain financial ratios and contains other financial covenants, including working capital, fixed charge coverage and tangible net worth requirements and capital expenditure limitations. Payments to the parent company are limited to (i) the amount of income taxes that the subsidiary would pay if the subsidiary filed separate income tax returns, (ii) management and other fees required for reimbursement of reasonable costs and expenses, consistent with past practices and (iii) other payments to the parent company up to 25% or 50% of the cumulative net income of the subsidiary, depending on the capitalization ratio, as defined, of the subsidiary. As a result of the various restrictions under the agreement, net assets of the subsidiary of approximately $5.3 million cannot be transferred to the parent company.

        Annual principal payments of the term loans began on June 30, 1992 starting at $4.8 million and escalate each year to a final payment of $5.5 million on March 31, 1997.

(B) The revolving loans are generally available to the Company, up to a maximum of $8 million, based on varying percentages of the carrying value of eligible assets available for collateral, as specified in the agreement. At December 31, 1993, the unused portion of available revolving loans amounted to $7.4 million.

        The loan agreement requires the Company to maintain consolidated net worth, as defined, of not less than $6 million. The agreement also requires the Company to maintain consolidated working capital (excluding the assets and liabilities of Equity Bank and other subsidiaries not parties to the agreement and excluding amounts owed under this agreement) of not less than $9 million at the end of each fiscal quarter. The agreement provides for certain other restrictions which, among other things, (a) limit certain future liens, (b) prohibit declaration and payment of cash dividends on common stock in excess of $1,896,000 annually, and (c) limit cumulative treasury stock purchases.

        Borrowings are collateralized by certain inventory and a security interest in certain other assets of the Company and its subsidiaries. This agreement continues to March 31, 1994. The Company has not determined whether the agreement will be extended past March 31, 1994.

Maturities of long-term debt for each of the five years after December 31, 1993 are: 1994 - $10,651,000; 1995 - $5,568,000; 1996 - $5,667,000; 1997 -
$5,769,000 and 1998 and after - $2,640,000. All drafts payable mature in 1994.

        The estimated fair value of the Company s long-term debt is $31.8 million and $52.2 million at December 31, 1993 and 1992, respectively.

10. Income Taxes

Prior to 1992, the Company computed income taxes in accordance with Accounting Principles Board Opinion No. 11. Effective January 1, 1992, the Company elected to adopt FASB Statement No. 109, Accounting for Income Taxes. Pursuant to the provisions of Statement No. 109, the Company elected not to restate prior years financial statements. The Company has determined that the

                           LSB Industries, Inc.

cumulative effect of the change in accounting for income taxes was not significant.

Statement No. 109 provides that deferred income taxes will be determined using the liability method. Specifically, Statement No. 109 requires companies to recognize a deferred tax liability or asset for the estimated future tax effects attributable to temporary differences and carryforwards. Measurement of such liabilities and assets is based on provisions of enacted tax laws. Deferred tax assets are reduced, if necessary, by the amount of tax benefits, based on available evidence, that are not expected to be realized.

The provision for income taxes consists of the following:


                                                              Deferred
                                                      Liability Method Method
                                                    --------------------------
                                                    1993      1992       1991
                                                    ---------------------------
                                                          (In Thousands)

Current:
  Federal                                           $440      $215      $  -
  State                                              434       301       197
                                                    --------------------------
                                                    $874      $516      $197
                                                    ==========================


The approximate tax effects of each type of temporary difference and carryforward that are used in computing deferred tax assets and liabilities and the valuation allowance related to deferred tax assets at December 31, 1993 and 1992 are as follows:

                                                             1993        1992
                                                           -------------------
 Deferred tax asset                                           (In Thousands)
Allowances for doubtful accounts and
  loan losses not deductible for tax purposes               $2,898     $ 2,869
Partnership losses not deductible for tax purposes           2,294       1,843
Capitalization of certain costs as inventory for
  tax purposes                                               1,668       1,455
Foreclosed real estate basis differences                       539         709
Net operating loss carryforward                             38,493      43,661
Investment tax and alternative minimum tax
  credit carryforwards                                       1,356         948
Other                                                          262         990
                                                            --------------------
Total deferred tax assets                                   47,510      52,475
  Less valuation allowance                                  34,865      39,915
                                                            --------------------
Net deferred tax assets                                    $12,645     $12,560
                                                            ====================

                           LSB Industries, Inc.
          Notes to Consolidated Financial Statements (continued)

10. Income Taxes (continued)

                                                             1993         1992
                                                            -------------------

Deferred tax liability                                         (In Thousands)
Accelerated depreciation used for tax purposes             $ 7,061     $ 6,083
Asset basis differences resulting from
  business combinations:
  Inventories                                                2,139       2,084
  Investments                                                  314         306
  Loan servicing costs                                         194         280
Tax bad debt deduction over base year                        2,234       3,179
FHLB stock dividends                                           598         583
Other                                                          105          45
                                                            ------------------
Total deferred tax liabilities                             $12,645     $12,560
                                                            ==================


The Company is able to realize deferred tax assets up to an amount equal to the future reversals of existing taxable temporary differences. The majority of the taxable temporary differences will turn around in the loss carryforward period as the differences are depreciated or amortized. Other differences will turn around as the assets are disposed in the normal course of business or by tax planning strategies which management considers prudent and feasible.

The differences between the amount of the provision for income taxes and the amount which would result from the application of the federal statutory rate to Income (loss) before provision for income taxes and extraordinary item are detailed below:


                                                                      Deferred
                                                  Liability Method     Method
                                                ------------------   ---------
                                                1993        1992        1991
                                                ------------------------------
                                                            (In Thousands)
Provision (credit) for income taxes at
  federal statutory rate                       $4,646     $ 3,322      $ (323)
FSLIC interest and assistance                       -      (1,095)     (2,215)
Changes in the valuation allowance
  related   to deferred tax assets             (5,050)     (1,295)          -
Net operating losses for which no
  current benefit is available                      -           -       4,754
Amortization of mark-to-market
  adjustments                                  (1,029)     (1,493)     (1,947)
State income taxes, net of
  federal benefit                                 282         198         130
Amortization of excess of purchase
  price over net assets acquired                1,643         788         800
Settlement of dispute with
  governmental agency                             618           -           -
Recoveries of previously covered
  foreclosed real estate                         (574)          -           -
Excess provision for losses on loans
  and foreclosed real estate for
  financial purposes less than tax
  bad debt deduction                                -           -      (1,516)
Utilization of net operating
  loss carryforward                                 -        (309)          -
Alternative minimum tax                           440         215           -
Other                                            (102)        185         514
                                               ---------------------------------
Provision for income taxes                     $  874      $  516      $  197
                                               =================================

                           LSB Industries, Inc.

          Notes to Consolidated Financial Statements (continued)

10. Income Taxes (continued)


At December 31, 1993, the Company has net operating loss ( NOL ) carryforwards for tax purposes of approximately $101 million including approximately $64 million allocable to Equity Bank (See Note 1 for discussion of proposed sale of Equity Bank). Such amounts expire beginning in 1999. The Company also has investment tax credit carryforwards of approximately $600,000, which expire beginning in 1994.

Savings and loan associations which meet certain definitional tests and operating requirements prescribed by the Internal Revenue Code are allowed a special bad debt deduction. If a savings and loan does not continue to meet the federal income tax requirements necessary to meet these definitions, the association may lose the benefits of this deduction.


11. Stockholders  Equity

Stock Options and Warrants

In November 1981, the Company adopted the 1981 Incentive Stock Option Plan, in March 1986, the Company adopted the 1986 Incentive Stock Option Plan and in September 1993, the Company adopted the 1993 Incentive Stock Plan. Under these plans, the Company is authorized to grant options to purchase up to 3,700,000 shares of the Company s common stock to key employees of the Company and its subsidiaries. These options become exercisable 20% after one year from date of grant, 40% after two years, 70% after three years, 100% after four years and lapse at the end of ten years. The exercise price of options to be granted under this plan is equal to the fair market value of the Company s common stock at the date of grant. For participants who own 10% or more of the Company s common stock at the date of grant, the option price is 110% of the fair market value at the date of grant and the options lapse after five years from the date of grant.

Activity in the Company s stock option plans during each of the three years in the period ended December 31, 1993 is as follows:

                                               1993        1992      1991
                                          -----------------------------------

Outstanding options at beginning of
  year                                     1,340,300   2,501,700   2,719,700
Granted                                       14,000     280,000           -
Exercised                                   (791,636) (1,411,400)          -
Surrendered, forfeited or expired             (6,000)    (30,000)   (218,000)
                                          -----------------------------------
Outstanding options at end of year           556,664   1,340,300   2,501,700
                                          ===================================

                           LSB Industries, Inc.

          Notes to Consolidated Financial Statements (continued)

11. Stockholders' Equity (continued)


                                                1993        1992        1991
                                              ------------------------------
At end of year:
 Prices of outstanding options                 $1.13       $1.13       $1.13
                                                 to          to          to
                                               $9.00       $3.44       $3.03
 Average option price per share                $2.44       $2.10       $1.73
 Options exercisable                         280,640     852,566   1,803,580
 Options available for future grants         926,300      84,300     334,300


The Company s Board of Directors approved the grant of non-qualified stock options to the Company s outside directors, President and a key employee of one of the Company s subsidiaries, as detailed below. The option price was based on the market value of the Company s common stock at the date of grant and these options are exercisable at any time after the date of grant and expire five years from such date. During 1993, one of the Company s directors exercised options to purchase 65,000 shares of the Company s stock at an average price of $2.26 per share. During 1992, three of the Company s directors exercised options to purchase 150,000 shares of the Company s stock at $1.25 per share and an option to purchase 50,000 shares at $1.25 per share expired.

                                                        Number of Shares
                                                        Subject to Options
                             Option Price               Outstanding at
Date Granted                   Per Share                December 31, 1993
- --------------------------------------------------------------------------
June 1989                        $2.625                        243,000
April 1990                       $1.375                        100,000
June 1992                        $3.125                         45,000

In September 1993, the Company adopted the 1993 Non-Employee Director Stock Option Plan (the "Outside Director Plan"). The Outside Director Plan authorizes the grant of nonqualified stock options to each member of the Company's Board of Directors who is not an officer or employee of the Company or its subsidiaries. The maximum number of shares of common stock of the Company that may be issued under the Outside Director Plan is 150,000 shares (subject to adjustment as provided in the Outside Director Plan). The Company shall automatically grant to each outside director an option to acquire 5,000 shares of the Company's common stock on April 30 following the end of each of the Company's fiscal years in which the Company realizes net income of $9.2 million or more for such fiscal year. The exercise price for an option granted under this plan shall be the fair market value of the shares of common stock at the time the option is granted. Each option granted under this plan to the extent not exercised shall terminate upon the earlier of the termination as a member of the Company's Board of Directors or the fifth anniversary of the date such option was granted. No options are outstanding under this plan.

Preferred Share Purchase Rights

In February 1989, the Company s Board of Directors declared a dividend distribution of one Preferred Share Purchase Right (the Preferred Right ) for each outstanding share of the Company s common stock. The Preferred Rights are designed to ensure that all of the Company s stockholders receive fair and equal treatment in the event of a proposed takeover or abusive tender offer.

                           LSB Industries, Inc.

          Notes to Consolidated Financial Statements (continued)

11. Stockholders' Equity (continued)

The Preferred Rights are generally exercisable when a person or group, other than the Company s Chairman and his affiliates, acquire beneficial ownership of 30% or more of the Company s common stock (such a person or group will be referred to as the Acquirer ). Each Preferred Right (excluding Preferred Rights owned by the Acquirer) entitles stockholders to buy one one-hundredth (1/100) of a share of a new series of participating preferred stock at an exercise price of $14. Following the acquisition by the Acquirer of beneficial ownership of 30% or more of the Company s common stock, and prior to the acquisition of 50% or more of the Company s common stock by the Acquirer, the Company s Board of Directors may exchange all or a portion of the Preferred Rights (other than Preferred Rights owned by the Acquirer) for the Company s common stock at the rate of one share of common stock per Preferred Right. Following acquisition by the Acquirer of 30% or more of the Company s common stock, each Preferred Right (other than the Preferred Rights owned by the Acquirer) will entitle its holder to purchase a number of the Company s common shares having a market value of two times the Preferred Right s exercise price.

If the Company is acquired, each Preferred Right (other than the Preferred Rights owned by the Acquirer) will entitle its holder to purchase a number of the Acquirer s common shares having a market value at the time of two times the Preferred Right s exercise price.

Prior to the acquisition by the Acquirer of beneficial ownership of 30% or more of the Company s stock, the Company s Board of Directors may redeem the Preferred Rights for $.01 per Preferred Right.

12. Redeemable Preferred Stock

Each share of the noncumulative redeemable preferred stock, $100 par value, is convertible into 40 shares of the Company s common stock at any time at the option of the holder; entitles the holder to one vote and is redeemable at par. The redeemable preferred stock provides for a noncumulative annual dividend of 10%, payable when and as declared.

13. Non-redeemable Preferred Stock

The 20,000 shares of Series B cumulative, convertible preferred stock, $100 par value, are convertible, in whole or in part, into 666,666 shares of the Company s common stock (33.3333 shares of common stock for each share of preferred stock) at any time at the option of the holder and entitles the holder to one vote per share. The Series B preferred stock provides for annual cumulative dividends of 12% from date of issue, payable when and as declared. Dividend payments are current at December 31, 1993.

On May 27, 1993, the Company completed a public offering of $46 million of a new series of Class C preferred stock, designated as a $3.25 convertible exchangeable Class C preferred stock, Series 2, no par value ( Series 2 Preferred ). The Series 2 Preferred has a liquidation preference of $50.00 per share plus accrued and unpaid dividends and is convertible at the option of the holder at any time, unless previously redeemed, into common stock of the Company at an initial conversion price of $11.55 per share (equivalent to a conversion rate of approximately 4.3 shares of common stock for each share of Series 2 Preferred), subject to adjustment under certain conditions. Upon the mailing of notice of certain corporate actions, holders will have special conversion rights for a 45-day period.

                           LSB Industries, Inc.

          Notes to Consolidated Financial Statements (continued)

13. Non-redeemable Preferred Stock (continued)

The Series 2 Preferred is not redeemable prior to June 15, 1996. The Series 2 Preferred will be redeemable at the option of the Company, in whole or in part, at $52.28 per share if redeemed on or after June 15, 1996, and thereafter at prices decreasing ratably annually to $50.00 per share on or after June 15, 2003, plus accrued and unpaid dividends to the redemption date. Dividends on the Series 2 Preferred are cumulative and are payable quarterly in arrears.

The Series 2 Preferred also is exchangeable in whole, but not in part, at the option of the Company on any dividend payment date beginning June 15, 1996, for the Company s 6.50% Convertible Subordinated Debentures due 2018 (the
 Debentures ) at the rate of $50.00 principal amount of Debentures for each share of Series 2 Preferred. Interest on the Debentures, if issued, will be payable semiannually in arrears. The Debentures will, if issued, contain conversion and optional redemption provisions similar to those of the Series 2 Preferred and will be subject to a mandatory annual sinking fund redemption of five percent of the amount of Debentures initially issued, commencing June 15, 2003 (or the June 15 following their issuance, if later).

The 663,150 shares of Series 1 Convertible, Exchangeable Class C Preferred Stock (Series 1 Preferred Stock) outstanding at December 31, 1992 were converted into 5,008,558 shares of common stock. The remaining 5,760 shares of Series 1 Preferred Stock not converted to common stock, were redeemed at $20.88 per share plus accrued dividends by the Company.

At December 31, 1993, the Company is authorized to issue an additional 228,363 shares of $100 par value preferred stock and an additional 5,000,000 shares of no par value preferred stock. Upon issuance, the Board of Directors of the Company is to determine the specific terms and conditions of such preferred stock.

14. Commitments and Contingencies

Operating Leases

The Company leases certain property, plant and equipment. Future minimum payments on operating leases with initial or remaining terms of one year or more at December 31, 1993 are as follows:

                                           (In Thousands)

            1994                               $1,386
            1995                                  980
            1996                                  625
            1997                                  234
            1998                                  113
            After 1998                             36
                                             --------
                                               $3,374
                                              =======

                           LSB Industries, Inc.

          Notes to Consolidated Financial Statements (continued)

14.  Commitments and Contingencies (continued)

Rent expense under all operating lease agreements, including month-to-month leases, was $2,073,000 in 1993, $2,934,000 in 1992 and $2,944,000 in 1991.
Renewal options are available under certain of the lease agreements for various periods at approximately the existing annual rental amounts. Rent expense paid to related parties was $120,000 in 1993, 1992 and 1991.

A subsidiary of the Company has an operating lease agreement for specified quantities of precious metals used in the subsidiary s production process. The lease, which expires in May 1994, requires, among other things, (i) rentals generally based on a percentage (5.5%) of the leased metals market values,
(ii) the subsidiary to provide to the lessor a letter of credit equal to approximately 80% of the leased metals market value (approximately $1.1 million at December 31, 1993) and (iii) the subsidiary to purchase the leased metals at market value at the end of the lease term, if not renewed, or return to the lessor the quantities of metals subject to the lease.

A substantial portion of Equity Bank s lease expense relates to the corporate office space occupied by Equity Bank. In 1989, Equity Bank made a $15 million first mortgage real estate loan collateralized by the building in which Equity Bank s corporate office is located. In connection with the origination of this loan, Equity Bank obtained an option to purchase the building. The option period is from December 31, 1995 through June 30, 1996 at a price to be determined at the time of exercise. This loan was determined to be an in-substance foreclosure during 1990 and is included in foreclosed real estate at December 31, 1993 and 1992 (Note 4).

During 1993, the Company s Chemical Business acquired an additional nitric acid plant for approximately $1.9 million. The Chemical Business is in the process of moving such plant from Illinois and installing the plant in Arkansas. The Company anticipates the total expenditures to move and install the plant will be approximately $12 million, of which $1.9 million had been incurred at December 31, 1993.

Legal Matters

Following is a summary of certain legal actions involving the Company:

A. In 1987, the U.S. Government notified one of the Company s subsidiaries, along with numerous other companies, of potential responsibility for clean-up of a waste disposal site in Oklahoma. No legal action has yet been filed. The amount of the Company s cost associated with the clean-up of the site is unknown due to continuing changes in (i) the estimated total cost of clean-up of the site and (ii) the percentage of the total waste which was alleged to have been contributed to the site by the Company, accordingly, no provision for any liability which may result has been made in the accompanying financial statements. The subsidiary s insurance carriers have been notified of this matter; however, the amount of possible coverage, if any, is not yet determinable.

B. The primary manufacturing facility of the Company s Chemical Business has been placed in the Environmental Protection Agency s ( EPA ) tracking system ("System") of sites which are known or suspected to be a site of a release of contaminated waste. Inclusion in the EPA s tracking system does not represent a determination of liability or a finding that any response action is necessary, accordingly, no provision for any liability that may result has been made in the consolidated financial

                           LSB Industries, Inc.

          Notes to Consolidated Financial Statements (continued)

14. Commitments and Contingencies (continued)

        statements. As a result of being placed in the System, the State of Arkansas performed a preliminary assessment. The Company has been advised that there have occurred certain releases of contaminants at the Site. In addition, as a result of certain releases of contaminants at the Site, the Company s subsidiary may be subject to assessment of certain civil penalties.

        The Company s subsidiary has not yet received from the appropriate governmental agency of the State of Arkansas a determination as to the appropriate plan of remediation of the Site and what contaminants, if any, must be remediated. The subsidiary is unable to estimate the cost of such remediation until the subsidiary receives an acceptable plan from such agency. The subsidiary believes that it will receive such a plan from the appropriate Arkansas state agency in the near future and at that time will be able to estimate the cost of such remediation at the Site. The Company does not believe that the response to any contamination at the Site or the assessment of penalties, if any, due to the release of certain contaminants at the Site would have a material adverse effect on the Company or its financial condition.

C. A subsidiary of the Company was named in April 1989 as a third party defendant in a lawsuit alleging defects in fan coil units installed in a commercial building. The amount of damages sought by the owner against the general contractor and the subsidiary s customer are substantial. The subsidiary s customer alleges that to the extent defects exist in the fan coil units, it is entitled to recovery from the subsidiary. The Company s subsidiary generally denies their customer s allegations and that any failures in the fan coil units were a result of improper design by the customer, improper installation or other causes beyond the subsidiary s control. The subsidiary has in turn filed claims against the suppliers of certain materials used to manufacture the fan coil units to the extent any failures in the fan coil units were caused by such materials. Discovery in these proceedings is continuing. The Company believes it is probable that it will receive insurance proceeds in the event of an unfavorable outcome.


The Company, including its subsidiaries, is a party to various other claims, legal actions, and complaints arising in the ordinary course of business. In the opinion of management after consultation with counsel, all claims, legal actions (including those described above) and complaints are adequately covered by insurance, or if not so covered, are without merit or are of such kind, or involve such amounts that unfavorable disposition would not have a material effect on the financial position or results of operations of the Company.

During 1993 the Company settled an outstanding dispute with the U.S. Customs Service. Pursuant to the terms of the settlement agreement, the Company made a payment of $1.8 million. This settlement payment has been included in nonfinancial services selling, general and administrative expenses in 1993.

In connection with its loan servicing activities, Equity Bank is contingently liable for certain mortgage loans sold with recourse to investors. At December 31, 1993, the outstanding principal balance of such loans is approximately $17.9 million.

                           LSB Industries, Inc.

          Notes to Consolidated Financial Statements (continued)

15. Segment Information

The Company and its subsidiaries operate principally in five industries.

        Chemical

        This segment manufactures and sells chemical products for mining, agricultural, electronic, paper and other industries. Sales to customers of this segment, which primarily include coal mining companies throughout the United States and farmers in Texas, Missouri and Tennessee, are generally unsecured.

        Environmental Control

        This business segment manufactures and sells a variety of air handling and heat pump products for use in commercial and residential air conditioning and heating systems. Sales to customers of this segment, which primarily include original equipment manufacturers, contractors and independent sales representatives located throughout the world, are generally secured by a mechanic s lien, except for sales to original equipment manufacturers, which are generally unsecured.

        Financial Services (See Note 1 for Discussion of Proposed Sale of Equity
        Bank)

        This segment provides a wide variety of financial services to various customers, located primarily in Oklahoma. See Notes 2, 4 and 5 for a more complete discussion of the Financial Services Business, customers and other matters.

        Industrial Products

        This segment purchases and sells machine tools and industrial supplies to machine tool dealers and end users throughout the world. Sales of industrial supplies are generally unsecured, whereas the Company generally retains a security interest in machine tools sold until payment is received.

        Automotive Products

        This segment manufactures and sells, generally on an unsecured basis, anti-friction bearings and other products for automotive applications to wholesalers, retailers and original equipment manufacturers located throughout the world.

For all but the Financial Services Business for which credit granting is discussed in Note 5, credit is extended to customers based on an evaluation of the customer s financial condition and other factors. Credit losses are provided for in the financial statements based on historical experience and periodic assessment of outstanding accounts receivable, particularly those accounts which are past due. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company s customer bases, and their dispersion across many different industries and geographic areas.

                           LSB Industries, Inc.

          Notes to Consolidated Financial Statements (continued)

15. Segment Information (continued)

Information about the Company s operations in different industry segments for each of the three years in the period ended December 31, 1993 is detailed below.

                                            1993          1992          1991
                                        --------------------------------------
                                                     (In Thousands)

Revenues:
  Chemical                               $115,631     $107,219      $ 90,226
  Environmental Control                    69,644       55,019        57,861
  Financial Services                       41,835       46,909        55,029
  Industrial Products                      20,719       17,590        14,012
  Automotive Products                      28,765       20,046        17,063
                                      --------------------------------------
                                         $276,594     $246,783      $234,191
                                      ======================================

Gross profit:
  Chemical                               $ 27,557     $ 26,572      $ 18,831
  Environmental Control                    15,651       13,839        15,532
  Industrial Products                       5,160        4,904         3,419
  Automotive Products                       9,744        6,667         2,995
                                      --------------------------------------
                                         $ 58,112     $ 51,982      $ 40,777
                                      ======================================
Operating profit (loss):
  Chemical                               $ 17,632     $ 18,427      $ 12,278
  Environmental Control                     3,900        3,269         2,030
  Financial Services                        4,390        2,989         3,483
  Industrial Products                       2,120          257           558
  Automotive Products                       2,528          954        (1,809)
                                      --------------------------------------
                                           30,570       25,896        16,540

General corporate expenses                 (9,789)      (6,900)       (6,714)
Interest expense, excluding
  Financial Services                       (7,508)      (9,225)      (10,776)
                                     ---------------------------------------
Income (loss) before
  provision for income taxes             $ 13,273     $  9,771      $   (950)
                                     =======================================
Depreciation, depletion and
  amortization of property,
  plant and equipment:
    Chemical                             $  3,696     $  3,566      $  3,274
                                      ======================================
    Environmental Control                $  1,015     $    965      $    938
                                      ======================================
    Financial Services                   $    883     $    821      $    805
                                      ======================================
    Industrial Products                  $    118     $    141      $     92
                                      ======================================
    Automotive Products                  $    502     $    620      $    687
                                      ======================================

                           LSB Industries, Inc.
          Notes to Consolidated Financial Statements (continued)

15. Segment Information (continued)


                                            1993          1992          1991
                                        --------------------------------------
                                                      (In Thousands)
Additions to property,
  plant and equipment:
    Chemical                             $   9,036     $  3,916      $  2,224
                                       ======================================
    Environmental Control                $   1,584     $    400      $    274
                                       ======================================
    Financial Services                   $   1,156     $    719      $    293
                                       ======================================
    Industrial Products                  $     560     $    471      $  1,830
                                       ======================================
    Automotive Products                  $   1,875     $    769      $    792
                                       ======================================
Identifiable assets:
  Chemical                               $  71,299     $ 57,138      $ 55,474
  Environmental Control                     24,394       22,517        21,430
  Financial Services                       457,330      466,065       492,101
  Industrial Products                       18,451       15,353        18,255
  Automotive Products                       22,957       18,682        14,911
                                       --------------------------------------
                                           594,431      579,755       602,171

Corporate assets                             3,081        2,493         3,342
                                       --------------------------------------
Total assets                             $ 597,512     $582,248      $605,513
                                       ======================================

Revenues by industry segment include revenues from unaffiliated customers, as reported in the consolidated financial statements. Intersegment revenues, which are accounted for at transfer prices ranging from the cost of producing or acquiring the product or service to normal prices to unaffiliated customers, are not significant.

Gross profit by industry segment represents net sales less cost of sales. In 1993 and 1992, gross profit of the Industrial Products and Automotive Products segments has been increased for the profits recognized on the long-term contract discussed in Note 8. The profits are divided equally between the two segments.

Operating profit by industry segment represents revenues less operating expenses. In computing operating profit, none of the following items have been added or deducted: general corporate expenses, income taxes or interest expense (except the interest expense of the Financial Services segment is deducted in computing operating profit). The 1993 and 1992 operating profit of the Industrial Products and the Automotive Products segments has been increased for the profits recognized on the long-term contract discussed in
Note 8. The profits are divided equally between the two segments.

                           LSB Industries, Inc.
          Notes to Consolidated Financial Statements (continued)

15. Segment Information (continued)

Identifiable assets by industry segment are those assets used in the operations in each industry. Accounts receivable purchased by the Financial Services segment from the other business segments are included in the Financial Services identifiable assets since the financing income related thereto is included in the Financial Services operating profit. Corporate assets are those principally owned by the parent company.


Revenues from unaffiliated customers include direct foreign export sales as follows:

        Geographic Area                        1993         1992      1991
- --------------------------------------------------------------------------
                                                     (In Thousands)

 Mexico and Central and South America         $ 6,419     $ 4,075    $4,075
 Canada                                        11,850       8,123     4,571
 Slovakia                                       9,231       6,203         -
 Other                                          5,183       2,679       590
                                         ----------------------------------
                                              $32,683     $21,080    $9,236
                                         ==================================

In addition, revenues from unaffiliated customers include sales in 1993, 1992 and 1991 amounting to $5,917,000, $2,088,000 and $7,491,000, respectively, which the Company believes were ordered for export shipment.

As discussed in Note 1, the Company s consolidated balance sheet is prepared on an unclassified basis due to the inclusion of the financial services subsidiaries on a fully consolidated basis. The following detail presents the financial services subsidiaries on the equity method and presents the other assets and liabilities of the Company on the traditional classified basis:


                                              1993           1992
                                            ----------------------
                                               (In Thousands)
Current assets:
 Cash                                      $  1,055       $   279
 Trade accounts receivable, net              17,689         4,535
 Inventories                                 48,384        48,373
 Advances and prepaid items                   5,459         4,134
                                           ----------------------
Total current assets                         72,587        57,321
Investment in, net of advances from,
 Financial Services subsidiaries and
 other noncurrent assets                     21,484        12,160
Property, plant and equipment, net41,845     34,482
                                           ----------------------
                                           $135,916      $103,963
                                            =====================

                           LSB Industries, Inc.

          Notes to Consolidated Financial Statements (continued)

15. Segment Information (continued)

                                              1993           1992
                                            ----------------------
                                                (In Thousands)
Current liabilities:
 Drafts payable due within one year        $  1,220      $  3,738
 Accounts payable                            22,645        18,906
 Billings in excess of costs
  and estimated earnings                          -         4,858
 Accrued liabilities                          6,755         6,877
 Long-term debt due within one year          14,349         9,158
                                           ----------------------
  Total current liabilities                  44,969        43,537

Long-term debt and drafts payable
  due after one year                         15,921        41,924
Redeemable, noncumulative, convertible
  preferred stock, $100 par value               155           163
Non-redeemable preferred stock, common
  stock and other stockholders  equity       74,871        18,339
                                           ----------------------
                                           $135,916      $103,963
                                           ======================

The following detail presents summarized asset and liability amounts included in the consolidated financial statements at December 31, 1993 and 1992 for the Company s financial services subsidiaries. Real estate, office buildings and equipment include the assets transferred to Equity Bank in connection with the acquisition at the historical cost of $18.8 million rather than at the fair value of $69 million at which they are recorded in Equity Bank s stand-alone financial statements:


                                              1993          1992
                                            ---------------------
                                               (In Thousands)
 Assets
 Cash and securities                       $ 18,438      $ 40,002
 Loans and mortgage-backed securities       359,303       301,063
 Trade accounts receivable                   31,844        31,515
 Assets covered by FSLIC                          -        52,004
 Real estate, office buildings
  and equipment, net                         43,086        38,718
 Excess of purchase price over
  net assets acquired                        17,041        14,645
 Other assets                                 3,179         3,677
                                           ----------------------
                                           $472,891      $481,624
                                           ======================

                           LSB Industries, Inc.

          Notes to Consolidated Financial Statements (continued)

15. Segment Information (continued)


                                              1993          1992
                                            ---------------------
                                               (In Thousands)
Liabilities:
 Deposits                                  $332,511      $336,053
 FHLB advances                               87,650        80,150
 Long-term borrowings                            25            50
 Securities sold under
  agreements to repurchase                   38,721        50,344
 Payable to FSLIC                                 -         9,107
 Other liabilities                            2,689         2,581
 Investment and advances                     11,295         3,339
                                          -----------------------
                                           $472,891      $481,624
                                          =======================

                           LSB Industries, Inc.

                       Supplementary Financial Data

                   Quarterly Financial Data (Unaudited)

                 (In Thousands, Except Per Share Amounts)
                          (Three months ended)


                            March 31       June 30      Sept. 30    Dec. 31
                     -------------------------------------------------------
1993
Total revenues               $63,419        $78,415       $68,773    $65,987
                     =======================================================
Gross profit on net
 sales                       $13,286        $18,067       $13,454    $13,305
                     =======================================================
Net interest income
 related to the
 Financial Services
 Business*                   $ 3,008        $ 3,232       $ 3,409    $ 3,358
                     =======================================================
Net income                   $ 2,657        $ 5,758       $ 2,424    $ 1,560
                     =======================================================
Net income
 applicable to
 common stock                $ 2,580        $ 5,408       $ 1,616    $   753
                     =======================================================
Primary earnings
 per common share               $.25           $.40          $.09       $.05
                     =======================================================
1992
Total revenues               $56,796        $70,820       $60,622    $58,545
                     =======================================================
Gross profit on net
 sales                       $11,520        $15,886       $11,553    $13,023
                     =======================================================
Net interest income
 related to the
 Financial Services
 Business*                   $ 2,857        $ 3,150       $ 3,076    $ 3,496
                     =======================================================
Net income                   $ 1,108        $ 4,276       $ 2,097    $ 1,774
                     =======================================================
Net income
 applicable to
 common stock                $   614        $ 3,806       $ 1,659    $ 1,349
                     =======================================================
Primary earnings
 per common
 share                          $.10           $.49          $.19     $.16
                     =======================================================

*This amount includes interest income earned on accounts receivable purchased, with recourse, from the Company's other subsidiaries. See Note 5 to the Consolidated Financial Statements.

Net income in the fourth quarter of 1993 was increased approximately $3.5 million for additions to fixed assets resulting from capitalizable expenditures previously being expensed and the collection of an insurance settlement relating to the foreign project inventory (see Note 8 to the Consolidated Financial Statements for further discussions relating to the foreign sales contract).

                           LSB Industries, Inc.

                       Supplementary Financial Data

             Quarterly Financial Data (Unaudited) (continued)

Net income in the fourth quarter of 1992 was increased by approximately $3.5 million for adjustments to inventories resulting from book-to-physical differences, adjustments to estimated accruals and deferrals of certain operating expenses and profits recognized on a foreign sales contract (see
Note 8 to the Consolidated Financial Statements for further discussion related to the foreign sales contract).

                           LSB Industries, Inc.

       Schedule II - Amounts Receivable From Employees and Directors

               Years ended December 31, 1993, 1992 and 1991

                          (Dollars in Thousands)

                          Balance at                                Balance
                           Beginning                                at End
Name of Debtor               of Year      Additions      Payments   of Year
- ----------------------------------------------------------------------------

Year ended December 31, 1993:
  David Houston, former
   President of  the
   Company's savings
   and loan subsidiary
   - Advances, bearing
   interest at 10%
   (resigned in January 1991)   $299            $ -           $ -          $299
  David R. Goss, Director
   and Senior Vice President,
   Operations                      -            100             -           100
  Tony M. Shelby, Director
   and Senior Vice President,
   Finance                       100              -           100             -
  C.L. Thurman, Director           -            147             -           147
                                 ----------------------------------------------
                                $399           $247          $100          $546
                                 ==============================================

Year ended December 31, 1992:
 David Houston, former
  President of the Company's
  savings and loan subsidiary
  - Advances, bearing
  interest at 10% (resigned
  in January 1991)              $299           $  -          $  -          $299
 Tony M. Shelby, Director
   and Senior Vice
   President, Finance            100              -             -           100
                                 ----------------------------------------------
                                $399           $  -          $  -          $399
                                 ==============================================

Year ended December 31, 1991:
 David Houston, former
  President of the Company's
  savings and loan subsidiary
  - Advances, bearing
  interest at 10% (resigned
  in January 1991)              $299           $  -          $  -          $299
 Tony M. Shelby, Director
  and Senior Vice
  President, Finance             100              -             -           100
                                 ----------------------------------------------
                                $399           $  -          $  -          $399
                                 ==============================================

                           LSB Industries, Inc.

       Schedule III - Condensed Financial Information of Registrant


                         Condensed Balance Sheets



                                                           December 31,
                                                           1993    1992
                                                         -----------------
                                                          (In Thousands)


Assets
Current assets:
 Cash                                                     $   52   $   702
 Accounts receivable                                         381        90
 Prepaid expenses                                          1,687     1,102
                                                        -------------------
Total current assets                                       2,120     1,894

Property, plant and equipment                              4,555     4,399
Less allowance for depreciation                           (3,116)   (2,734)
                                                       -------------------
                                                           1,439     1,665

Excess of purchase price over net assets acquired, net       319       397

Other assets (principally investments in and amounts
  due from wholly-owned subsidiaries) (Notes A and B)     76,313    23,639
                                                       -------------------
                                                         $80,191   $27,595
                                                       ===================

Liabilities and stockholders' equity
Current liabilities                                      $ 4,196   $ 4,728
Long-term debt (Note B)                                      138     1,654
Commitments and contingencies (Notes C and D)
Redeemable preferred stock                                   155       163

Non-redeemable preferred stock, common stock and
 other stockholders' equity:
  Common stock                                             1,451       810
  Preferred stock                                         48,000    17,357
  Other stockholders' equity                              26,251     2,883
                                                        ------------------
                                                          75,702    21,050
                                                        ------------------
                                                         $80,191   $27,595
                                                        ==================

See accompanying notes.

                           LSB Industries, Inc.

                    Condensed Statements of Operations


                                                    Year ended December 31,
                                               1993          1992         1991
                                            ----------------------------------
                                                        (In Thousands)
Management fees from consolidated
  subsidiaries                             $ 7,524        $ 7,459      $ 7,278
Interest income, primarily intercompany      3,078          1,807        7,073
Other income                                   808            800        1,250
                                            ----------------------------------
                                            11,410         10,066       15,601

Costs and expenses:
  General and administrative expenses        9,023          7,789        8,320
  Interest expense, primarily
    intercompany                             1,666          1,930        4,901
  Settlement of dispute                      1,767              -            -
                                             ---------------------------------
                                            12,456          9,719       13,221
                                             ---------------------------------
Income (loss) before credit for income
  taxes and equity in net income (loss)
  of subsidiaries                           (1,046)           347        2,380

Credit for income taxes                      4,347          3,348        2,311
                                             ---------------------------------
Income before equity in net income
  (loss) of subsidiaries                     3,301          3,695        4,691

Equity in net income (loss) of
   subsidiaries                              9,098          5,560       (5,838)
                                             ---------------------------------
Net income (loss)                          $12,399        $ 9,255      $(1,147)
                                             =================================



See accompanying notes.

                           LSB Industries, Inc.

 Schedule III - Condensed Financial Information of Registrant (continued)

                    Condensed Statements of Cash Flows


                                              Year ended December 31,
                                              1993        1992     1991
                                         ---------------------------------
                                                   (In Thousands)

Cash from operating activities             $ 1,256        $4,658     $5,426

Investing activities
Capital expenditures                          (156)         (206)      (158)
Advances to, net of advances and
 dividends from subsidiaries               (43,613)       (1,811)    (3,166)
                                         ----------------------------------
                                           (43,769)       (2,017)    (3,324)

Financing activities
Payment on long-term debt                   (2,262)         (676)      (636)
Dividends paid on common and
 preferred stocks                           (2,713)       (1,827)    (1,943)
Proceeds from issuance of
 preferred stock                            43,871             -          -
Proceeds from issuance of
 common stock                                3,269           687          -
Purchase of treasury stock                    (302)            -          -
                                          ---------------------------------
                                            41,863        (1,816)    (2,579)
                                          ---------------------------------
Increase (decrease) in cash                $  (650)       $  825      $(477)
                                          =================================


See accompanying notes.

                           LSB Industries, Inc.

 Schedule III - Condensed Financial Information of Registrant (continued)

                  Notes to Condensed Financial Statements


Note A - Basis of Presentation

In the parent-company-only financial statements, the Company's investment in subsidiaries is stated at cost plus equity in undistributed earnings (losses) of subsidiaries since date of acquisition. Parent-company-only financial statements should be read in conjunction with the Company's consolidated financial statements.

Note B - Long-Term Debt

Redemption of Debentures - On June 1, 1993, the Company called for redemption of all of its outstanding shares of 13-3/4% Subordinated Debentures due 1995 ("Debentures"). The Debentures were redeemed on July 1, 1993. Each outstanding Debenture was redeemed at $1,000, the principal amount of such Debenture, plus accrued and unpaid interest on the Debentures to the redemption date of July 1, 1993. There were approximately $2.2 million in outstanding Debentures at the redemption date.

Note C - Guarantees

The Company has guaranteed the payment of principal and interest under the terms of various debt agreements of the Company's subsidiaries. Subsidiaries' long-term debt outstanding at December 31, 1992 which is guaranteed by the parent is $1,697,000.

The Company has guaranteed a subsidiary's obligation to pay into affiliated partnerships any deficit which exists in the subsidiary's partnership capital accounts at the time of liquidation of the partnerships, reduced by the difference between the net book value of the partnerships' assets and the fair market value (or sales price in the case of liquidation) of assets. At December 31, 1993, the deficit in the subsidiary's partnership capital accounts was $10,994,000.

Note D - Commitments and Contingencies

See Note 14 to the Company's consolidated financial statements for discussion of material contingencies. See Notes 12 and 13 for a discussion of matters related to the Company's preferred stocks and other stockholders' equity matters.

                           LSB Industries, Inc.

             Schedule VIII - Valuation and Qualifying Accounts

               Years ended December 31, 1993, 1992 and 1991

                          (Dollars in Thousands)



                                          Additions    Deductions
                                          ---------    ----------
                                            Charged       Write-
                          Balance at       to Costs        offs/     Balance
                          Beginning           and          Costs     at End
     Description           of Year         Expenses      Incurredof   Year
- -----------------------------------------------------------------------------

Allowance for doubtful accounts (1):

  1993                        $3,082         $  439        $  938     $2,583
                      ======================================================
  1992                        $3,354         $  972        $1,244     $3,082
                      ======================================================
  1991                        $2,866         $1,873        $1,385     $3,354
                      ======================================================

Product warranty liability:

  1993                        $  613         $  427        $  387     $ 653
                      =====================================================
  1992                        $  649         $  547        $  583     $ 613
                      =====================================================
  1991                        $  579         $  831        $  761     $ 649
                      =====================================================

(1) Deducted in the balance sheet from the related assets to which the reserve applies.

Other valuation and qualifying accounts are detailed in the Company's notes to consolidated financial statements.

                           LSB Industries, Inc.

      Schedule X - Supplementary Statement of Operations Information

               Years ended December 31, 1993, 1992 and 1991

                          (Dollars in Thousands)


                                Charged to Costs and Expenses
                               1993           1992          1991
                         ----------------------------------------
Maintenance and repairs       $5,350         $4,569        $3,737
                          =======================================

Taxes, other than payroll and income taxes, royalties, amortization of deferred costs and advertising costs did not exceed 1% of gross revenues during any of the three years in the period ended December 31, 1993.