Form 10-K/A
period 1993-12-31
LSB INDUSTRIES INC
filed 1994-04-29
CIK 60714

FORM 10-K/A


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549


                         ------------------------


                              AMENDMENT NO. 1


                                    to


/X/            Annual Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934


                For the fiscal year ended December 31, 1993

                                    or


/ /       Trasition Report Pursuant to Section 13 or 15(d) of the
             Securities Exchange Act of 1934 (No Fee Required)


For the transition period_________to__________  Commission file number 1-7677



                           LSB INDUSTRIES, INC.
          (Exact name of Registrant as specified in its charter)



           Delaware                                73-1015226
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)                 identification No.)


  16 South Pennsylvania
Oklahoma City, Oklahoma                                73107
(Address of principal executive offices)             (Zip Code)


                              (405) 235-4546
           (Registrant's telephone number, including area code)


                      ______________________________








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

In December 1993, the Company's Board of Directors authorized the Company to loan funds to those executive officers of the Company who incurred unanticipated alternative minimum tax liability as a result of the exercise of the Company's incentive stock options during 1993. Pursuant to such authorization, in April 1994, the Company made loans to the following executive officers in the following amounts for the purpose of assisting in the payment of alternative minimum tax liability arising from the exercise of the Company's incentive stock options: Jack E. Golsen - $290,000; Barry H. Golsen - $270,000; David R. Goss - $361,000; Tony M. Shelby - $400,000; Jim D.
Jones - $185,000; and Michael Tepper - $66,427. Each loan is payable on demand at an annual interest rate equal to New York Prime plus 1% and is secured by shares of the Company's common stock. The Company also made loans for the same purposes and on the same terms as described above to Steven J. Golsen, President of one of the Company's subsidiaries, in the amount of $270,000 and Claude L. Rappaport, President of one of the Company's subsidiaries, in the amount of $270,000. Steven J. Golsen and Claude L. Rappaport are also the son and son-in-law, respectively, of Jack E. Golsen, the President and Chairman of the Board of the Company. In addition, in December 1993, the Company loaned C.L. Thurman $146,875.00 at an annual
interest rate of 6%.   The purpose of the loan was to enable Mr. Thurman to
purchase shares of the Company's common stock through the exercise of certain stock options previously granted to him. The loan was secured by the shares purchased by Mr. Thurman on the exercise of such stock options, and the loan, including accrued interest, and was paid in full by Mr. Thurman on April 22, 1994. In December 1993, the Company loaned David R. Goss $100,000 payable on demand at an annual interest rate equal to New York Prime plus 1% to assist Mr. Goss in the payment of alternative minimum tax liability for the year 1992 arising as a result of the exercise by Mr. Goss during 1992 of certain Company incentive stock options previously granted to him. This loan is secured by certain shares of the Company's common stock owned by Mr. Goss. As of April 28, 1994, the full principal amount of this loan was still unpaid by Mr. Goss.

                                SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly-authorized, to sign this report on its behalf of this 28th day of April, 1994.


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


Dated:  April 28, 1994        By:/s/ Jack E. Golsen
                                 --------------------------------
                                       Jack E. Golsen, Director


Dated:  April 28, 1994        By:/s/ Tony M. Shelby
                                 --------------------------------
                                       Tony M. Shelby, Director


Dated:  April 28, 1994        By:
                                 --------------------------------
                                       David R. Goss, Director


Dated:  April 28, 1994        By:/s/ Barry H. Golsen
                                 --------------------------------
                                       Barry H. Golsen, Director


Dated:  April 28, 1994        By:/s/ C. L. Thurman
                                 --------------------------------
                                       C. L. Thurman, Director


Dated:  April 28, 1994        By:/s/ Robert C. Brown
                                 --------------------------------
                                       Robert C. Brown, Director


Dated:  April 28, 1994        By:/s/ Bernard G. Ille
                                 --------------------------------
                                       Bernard G. Ille, Director


Dated:  April 28, 1994        By:/s/ Jerome D. Shaffer
                                 --------------------------------
                                       Jerome D. Shaffer, Director


Dated:  April 28, 1994        By:/s/ Raymond B. Ackerman
                                  --------------------------------
                                       Raymond B. Ackerman, Director