Form 10-Q
period 1994-03-31
LSB INDUSTRIES INC
filed 1994-05-12
CIK 60714

FORM 10-Q

                               UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly period ended    March 31, 1994
                           ------------------------

                                    OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   THE SECURITIES EXCHANGE ACT OF 1934

For The transition period from_______________ to _________________

Commission file number     1-7677
                      ---------------

                            LSB INDUSTRIES, INC.
           ---------------------------------------------------
           Exact name of Registrant as specified in its charter


         DELAWARE                                 73-1015226
- - -----------------------------               -------------------
State or other jurisdiction of              I.R.S. Employer
incorporation or organization               Identification No.

          16 South Pennsylvania,   Oklahoma City, Oklahoma  73107
          -------------------------------------------------------
            Address of principal executive offices    (Zip Code)

                               (405) 235-4546
            --------------------------------------------------
            Registrant's telephone number, including area code

                                   None
            ------------------------------------------------------
            Former name, former address and former fiscal year, if
                           changed since last report.

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                    YES   x        NO
                       ------        ------

The number of shares outstanding of the Registrant's voting Common Stock, as of May 10, 1994 is 13,639,691 shares excluding 900,085 shares held as treasury stock.

                                  PART I

                           FINANCIAL INFORMATION


Company or group of companies for which report is filed: LSB Industries, Inc. and all of its wholly-owned subsidiaries.

The accompanying condensed consolidated balance sheet of LSB Industries, Inc. at March 31, 1994, the condensed consolidated statements of income and cash flows for the three month periods ended March 31, 1994 and 1993 have been subjected to a review, in accordance with standards established by the American Institute of Certified Public Accountants, by Ernst & Young, independent auditors, whose report with respect thereto appears elsewhere in this Form 10-Q. The financial statements mentioned above are unaudited and reflect all adjustments, consisting primarily of adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation of the interim periods. The results of operations for the three months ended March 31, 1994 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet at December 31, 1993, was derived from audited financial statements as of that date.

                           LSB INDUSTRIES, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
               (Information at March 31, 1994 is unaudited)
                          (Dollars in thousands)

                                                          March 31,       December 31,
ASSETS                                                      1994              1993
_________________________________________                __________        __________

                                                                            (Note 1)
Current assets:

  Cash                                                   $    7,691        $    2,781

  Trade accounts receivable, net of allowance                57,524            49,533

  Inventories:
    Finished goods                                           30,930            26,940
    Work in process                                           7,638             9,643
    Raw materials                                             9,380            11,801
                                                         __________        __________
      Total inventory                                        47,948            48,384

  Supplies and prepaid items                                  2,628             5,459
                                                         __________        __________
    Total current assets                                    115,791           106,157

Operating property, plant and equipment, net                 62,830            60,526

Investments and other assets:

  Loan receivable, secured by real estate                    13,968            13,968

  Other real estate properties                                4,581             5,200

  Other assets                                               11,681            10,187
                                                         __________         _________
    Total investments and other assets                       30,230            29,355

                                                         __________        __________

                                                         $  208,851        $  196,038




                         (Continued on following page)





                              LSB INDUSTRIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Continued)
                  (Information at March 31, 1994 is unaudited)
                             (Dollars in thousands)

LIABILITIES, PREFERRED AND COMMON STOCKS                  March 31,       December 31,
  AND OTHER STOCKHOLDERS' EQUITY                            1994              1993
________________________________________                 __________        __________
                                                                             (Note 1)
Current liabilities:
  Drafts payable                                         $      592        $    1,220
  Accounts payable                                           35,332            22,645
  Accrued liabilities                                         5,855             6,752
  Current portion of long-term debt                          15,967             9,763
                                                         __________        __________
     Total current liabilities                               57,746            40,380

Long-term debt                                               37,526            20,508

Net liabilities of Financial Services
  Business to be sold in 1994 (Note 2)                       37,470            60,124

Contingencies (Note 7)

Redeemable, noncumulative convertible
  preferred stock, $100 par value; 1,619 shares
  issued and outstanding (1,637 in 1993)                        154               155

Non-redeemable preferred stock, common stock and
  other stockholders' equity (Notes 6):
  Series B 12% cumulative, convertible
    preferred stock, $100 par value;
    20,000 shares issued and outstanding                      2,000             2,000
  Series 2 $3.25 convertible, exchangeable
    Class C preferred stock, $50 stated
    value; 920,000 shares issued and outstanding             46,000            46,000
  Common stock, $.10 par value; 75,000,000
    shares authorized, 14,539,776 shares
    issued (14,514,056 in 1993)                               1,454             1,451
  Capital in excess of par value                             37,164            37,120
  Accumulated deficit                                        (6,161)           (7,541)
                                                         __________        __________
                                                             80,447            79,030
  Less common treasury stock, 880,085 shares
    (840,085 in 1993), at cost                                4,502             4,159
                                                         __________        __________
    Total non-redeemable preferred stock, common
      stock and other stockholders' equity                   75,945            74,871
                                                         __________        __________

                                                         $  208,851        $  196,038


                            (See accompanying notes)

                             LSB INDUSTRIES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                   Three Months Ended March 31, 1994 and 1993
                (Dollars in thousands, except per share amounts)

                                                      1994                    1993
                                                   __________              __________
                                                                             (Note 1)
Revenues:
  Net sales                                        $   63,851              $   52,597
  Other income - net                                      501                     796
                                                   __________              __________
                                                       64,352                  53,393
Costs and expenses:

  Cost of sales                                        49,493                  39,311
  Selling, general and administrative expense          11,168                   9,619
  Interest expense                                      1,681                   2,183
                                                   __________              __________
                                                       62,342                  51,113
                                                   __________              __________
Income from continuing operations
  before provision for income taxes                     2,010                   2,280
Provision for income taxes                                152                     125
                                                   __________              __________

Income from continuing operations                       1,858                   2,155

Income from discontinued operations, net
  of income taxes (Note 2)                                346                     502
                                                   __________              __________
Net income                                         $    2,204              $    2,657


Net income applicable to common stock (Note 4)     $    1,380              $    2,580

Average common shares outstanding (Note 4):
  Primary                                          14,413,581              10,348,489
  Fully diluted                                    15,084,247              14,785,875

Earnings per common share (Note 4):
  Primary:
    Income from:
      Continuing operations                        $      .08              $      .20
      Discontinued operations                             .02                     .05
                                                   __________              __________
    Net income                                     $      .10              $      .25

  Fully diluted:
    Income from:
      Continuing operations                        $      .08              $      .15
      Discontinued operations                             .02                     .03
                                                   __________              __________
    Net income                                     $      .10              $      .18



                            (See accompanying notes)


                              LSB INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                   Three Months Ended March 31, 1994 and 1993
                             (Dollars in thousands)


                                                            1994              1993
                                                         __________        __________
                                                                            (Note 1)
Cash flows from continuing operations:
  Income from continuing operations                      $    1,858        $    2,155
  Adjustments to reconcile income from
    continuing operations to cash flows
    provided (used) by continuing operations:
      Depreciation, depletion and amortization:
        Property, plant and equipment                         1,671             1,423
        Other                                                   237               217
      Provision for bad debts                                   367                82
      Cash provided (used) by changes in assets
        and liabilities:
          Trade accounts receivable                          (8,358)           (6,143)
          Inventories                                           436               283
          Supplies and prepaid items                          2,831            (1,114)
          Other assets                                       (1,730)             (268)
          Accounts payable                                   12,687             6,157
          Accrued liabilities                                  (819)           (2,031)
                                                         __________        __________

      Net cash provided by
        continuing operations                                 9,100               761


Cash flows from investing activities of
  continuing operations:
    Capital expenditures                                     (3,975)           (1,428)



                         (Continued on following page)


                              LSB INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (CONTINUED)
                                  (Unaudited)
                   Three Months Ended March 31, 1994 and 1993
                             (Dollars in thousands)

                                                       1994            1993
                                                    __________      __________
                                                                     (Note 1)
Cash flows from financing activities of continuing
  operations:
    Payments on long-term and other debt              $  (688)        $  (487)
    Net change in revolving loan                       23,910             460
    Net change in drafts payable                         (628)            130
    Dividends paid on preferred stocks (Note 6)          (824)            (76)
    Purchases of treasury stock (Note 6)                 (343)              -
    Net proceeds from issuance of
      common stock (Note 6)                                46           1,884
    Net decrease in receivables sold to
      discontinued operations                         (21,688)           (291)
                                                     ________        ________

        Net cash provided (used) by financing activities
          from continuing operations                     (215)          1,620
                                                     ________        ________


Net increase in cash from
  continuing operations                                 4,910             953

Cash flows from discontinued operations:
  Cash provided (used) by discontinued operations      10,634         (11,864)
  Cash provided by investing activities                18,050           7,633
  Cash used in financing activities                   (24,266)         (4,022)
                                                     ________        ________
Net increase (decrease) in cash from
  discontinued operations                               4,418          (8,253)

Net increase (decrease) in cash from all
  activities                                            9,328          (7,300)

Cash and cash equivalents at beginning of period       11,687          33,271
                                                     ________        ________

Cash and cash equivalents at end of period             21,015          25,971

Less cash and cash equivalents
  of discontinued operations
  at end of period                                     13,324          23,190
                                                     ________        ________

Cash - continuing operations at end of period        $  7,691        $  2,781






                            (See accompanying notes)


                               LSB INDUSTRIES, INC.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                   Three months Ended March 31, 1994 and 1993

Note 1: The accompanying financial statements include the accounts of LSB Industries, Inc. (the "Company") and its subsidiaries, with the accounts of its financial services subsidiary, anticipated to be sold in 1994 (see Note 2 below), classified as discontinued operations. Accordingly, classification of certain comparative information from 1993 has been reclassified to conform with the current presentation. The assets and liabilities of the Company's financial services subsidiary, anticipated to be sold in 1994, are as follows:

                                               March 31,    December 31,
                                                  1994         1993
                                                 ______       ______
Assets:                                                 (In thousands)
  Cash and cash equivalents                    $ 13,324     $  8,906
  Loans and mortgage backed
    securities, net                             331,117      359,303
  Other securities                                7,967        7,806
  Property and equipment, net                     5,382        5,144
  Excess of purchase price over net
    assets acquired, net                         16,257       17,041
  Other assets                                    2,903        3,273
                                                _______      _______
                                                376,950      401,473

Liabilities:
  Deposits                                      326,052      332,511
  Securities sold under agreement
    to repurchase                                24,233       38,721
  Federal Home Loan Bank advances                62,650       87,650
  Accrued liabilities                             1,485        2,715
                                                _______      _______
                                                414,420      461,597
                                                _______      _______
Net liabilities to be sold                     $ 37,470     $ 60,124
                                                =======      =======

Note 2: Under a stock purchase agreement, dated as of February 9, 1994, (the Acquisition Agreement ) the Company agreed to sell its wholly-owned subsidiary, Equity Bank for Savings, F.A. ( Equity Bank ), which constitutes the Financial Services Business of the Company, to Fourth Financial Corporation (the "Purchaser"). The Purchaser is to acquire all of the outstanding shares of capital stock of Equity Bank. The closing of this transaction is contingent upon several factors including regulatory approvals, minimum tangible book value (as defined), and acceptance by the Company of the selling price determined under the terms of the Acquisition Agreement. All regulatory and shareholder approvals necessary to complete the sale of Equity Bank have been obtained with the exception of approval by the Office of Thrift Supervision ("OTS"), which approval the Company anticipates will be obtained prior to the closing of this transaction.

Under the Acquisition Agreement, the Company is to acquire from Equity Bank, prior to closing, certain subsidiaries of Equity Bank ( Retained
Corporations ) that own the real and personal property and other assets contributed by the Company to Equity Bank at the time of the acquisition of the predecessor of Equity Bank by the Company for Equity Bank s carrying value of the assets contributed. At the time of closing of the sale of Equity Bank, the Company is required under the Acquisition Agreement to acquire: (A) the loan and mortgage on and an option to purchase Equity Tower located in Oklahoma City, Oklahoma ( Equity Tower Loan ), which Equity Bank previously classified as an in-substance foreclosure on its books, (B) other real estate owned by Equity Bank that was acquired by Equity Bank through foreclosure (the Equity Tower Loan and other real estate owned are collectively called the Retained Assets ), and (C) the outstanding accounts receivable sold to Equity Bank by the Company and its subsidiaries under various purchase agreements, dated March 8, 1988 (the Receivables ). The Retained Assets and the Receivables are to be acquired for an amount equal to Equity Bank s carrying value at time of closing of the sale of Equity Bank. In addition, the Company has the option, but not the obligation, to acquire any loan owned by Equity Bank that has been charged off or written down for a price equal to the net book value of such loan that has been written down and for a price of $1.00 in the case of each loan that has been charged off ( Other Loans ).

The Company currently expects that the purchase price to be paid by the Purchaser for Equity Bank will be approximately $92 million, subject to determination and adjustment in accordance with the Acquisition Agreement (the Purchase Price ). The Purchase Price is based on a number of estimates, and the amount of the Purchase Price cannot be determined exactly until the closing of the sale of Equity Bank. The Company will use approximately $65.3 million, plus interest, of the Purchase Price to repay certain indebtedness the Company intends to incur to finance the purchase from Equity Bank of the Retained Corporations. In addition, it is anticipated that the Company will use approximately $18.5 million of the Purchase Price to purchase from Equity Bank the Retained Assets, which is the carrying value of the Retained Assets on the books of Equity Bank as of March 31, 1994. As of this date, the Company has made no decision if it will acquire any of the Other Loans.

As of March 31, 1994, Equity Bank owned approximately $13.5 million of the Receivables, which if the closing occurs on or about June 1, 1994, the Company expects such to be less than $10 million as of the closing. The Company has secured a temporary accounts receivable line of credit of $25 million to replace, in whole or in part, the accounts receivable financing provided by Equity Bank. The Company expects to secure a long-term comprehensive line of credit at or near the closing of the sale of Equity Bank to provide financing for the Company's needs. The Company expects to use the proceeds from the new accounts receivable line of credit to finance the repurchase of the Receivables from Equity Bank at the closing.

The balance of the Purchase Price, if any, remaining after (i) repayment of the indebtedness incurred by the Company to purchase the Retained Corporations, (ii) purchase from Equity Bank of the Retained Assets, and (iii) payment of the transactional costs relating to the sale of Equity Bank under the Acquisition Agreement will be used by the Company for general working capital. However, the following unaudited Pro Forma Condensed Consolidated Balance Sheet as of March 31, 1994, does not assume that any balance of the Purchase Price remains after the sale transaction takes place.

The following unaudited Pro Forma Condensed Consolidated Balance Sheet as of March 31, 1994 is presented to give effect to the proposed sale of Equity Bank.

The pro forma adjustments reflected herein are based on available information and certain assumptions that the Company s management believes are reasonable. Pro forma adjustments made in the Pro Forma Condensed Consolidated Balance Sheet assume that the sale of Equity Bank was consummated on March 31, 1994, and do not reflect the impact of Equity Bank s historical operating results or changes in other balance sheet amounts subsequent to March 31, 1994.
The Pro Forma Condensed Consolidated Balance Sheet is based on assumptions and approximations and, therefore, does not reflect in precise numerical terms the impact of the transaction on the historical financial statements. In addition, such pro forma financial statements should not be used as a basis for forecasting the future operations of the Company.


              Pro Forma Condensed Consolidated Balance Sheet
                                (Unaudited)

                                                March 31, 1994
                                  ___________________________________________
                                           Pro Forma Adjustments
                                                                    As
                                   Actual    (Note A)   (Note B)   Adjusted
                                  ___________________________________________
                                            (Amounts in thousands)
Assets
Current Assets:
  Cash                              $  7,691  $ 65,320   $(65,320)   $   7,691
  Trade accounts receivable,
    net                               57,524                             57,524
  Inventories                         47,948                             47,948
  Supplies and prepaid items           2,628                              2,628
                                    ___________________________________________
                                     115,791      65,320    (65,320)    115,791
Operating property, plant and
  equipment, net                      62,830                 (2,472)     60,358

Investments and other assets:
  Loan receivable, secured by
    real estate                       13,968                 (3,860)     10,108
  Other real estate properties         4,581                              4,581
  Other assets                        11,681                             11,681
                                    ___________________________________________
                                      30,230                 (3,860)     26,370
                                    ___________________________________________
                                    $208,851      $65,320  $(71,652)  $ 202,519
                                    ===========================================
Liabilities, preferred and
 common stocks and other
 stockholders  equity
Current Liabilities:
  Drafts payable                    $    592     $     -   $      -   $     592
  Accounts payable                    35,332                             35,332
  Accrued Liabilities                  5,855                              5,855
  Current portion of long-
    term debt                         15,967                             15,967
                                    ___________________________________________
                                      57,746                             57,746

Long-term debt                        37,526                 6,138       43,664
Notes payable                                     65,320   (65,320)
Net liabilities of Financial
  Service Business to be sold
  in 1994                             37,470               (37,470)
Redeemable, noncumulative,
  convertible preferred stock            154                                154
Non-redeemable preferred
  stock, common stock and other
  stockholders  equity                75,955                25,000      100,955
                                    ___________________________________________
                                    $208,851     $65,320  $(71,652)    $202,519
                                    ===========================================



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

Note B

Pro forma adjustment to recognize the sale of Equity Bank as though consummated on March 31, 1994. The adjustment is based on an estimated selling price of $92 million resulting in an estimated financial gain of $25 million after consideration of costs of the transaction.



Note 3: At March 31, 1994, the Company has net operating loss ("NOL") carryforwards for tax purposes of approximately $101 million including approximately $64 million allocable to Equity Bank. (See Note 2 for discussion of proposed sale of Equity Bank.) Such amounts expire beginning in 1999. The Company also has investment tax credit carryforwards of approximately $600,000, which expire beginning in 1994.

The Company's provision for income taxes for the three months ended March 31, 1994 of $.2 million are for current state income taxes and federal alternative minimum tax.

Note 4: Primary earnings per common share are based upon the weighted average number of common shares and dilutive common equivalent shares outstanding during each period, after giving appropriate effect to preferred stock dividends.

Fully diluted earnings per share are based on the weighted average number of common shares and dilutive common equivalent shares outstanding and the assumed conversion of dilutive convertible securities outstanding after appropriate adjustment for interest and related income tax effects on convertible notes payable.

Net income applicable to common stock is computed by adjusting net income by the amount of preferred stock dividends, including undeclared or unpaid dividends, if cumulative.

Note 5: On July 6, 1992, a subsidiary of the Company signed an agreement to supply a foreign customer with equipment, technology and technical assistance to manufacture certain types of automotive products. The contract provided for a total price of $56 million with $12 million to be retained by the customer, as the subsidiary s equity participation, which represented a minority interest in the customer. Of the balance of the contract price of $44 million, $13.9 million has been billed and collected by the Company. The remaining $30.1 million is to be collected in 38 equal quarterly installments of $791,000, plus interest at a rate of 7.5% per annum.

During the last quarter of 1993, the Company s subsidiary exchanged its rights to the equity interest in the customer with a foreign nonaffiliated company
( Purchaser of the Interest) for $12.0 million in notes. The Company has been advised that the customer has agreed to repurchase from the Purchaser of the Interest up to $6 million of such equity interest over a six-year period, with payment to the Purchaser of the Interest to be either in cash or bearing products. The notes issued to the subsidiary for its rights to the equity interest in the customer will only be payable when, as and if the Purchaser of the Interest collects from the customer for such equity interest, and the method of payment to the subsidiary will be either cash or bearing products, in the same manner as received by the Purchaser of the Interest from the customer. Due to the Company s inability to determine what payments, if any, it will receive on such notes, the Company will carry such notes at a nominal amount.

The Company's subsidiary has agreed to make its best effort to purchase approximately $14.5 million of bearing products each year for ten years commencing in the customer s first year of operations, which is anticipated to be in 1994. However, the subsidiary is not required to purchase more product from the customer in any one year than the quantity of tapered bearing products the subsidiary is able to sell in its market. The customer has also agreed to repurchase over six years, up to $6 million of the subsidiary s former equity participation in the customer. In the event that the customer is unable to repurchase such equity participation, and therefore the Company's subsidiary is unable to collect such amount from the Purchaser of the Interest, the parties may renegotiate and modify the agreement for the Company's subsidiary to purchase products from the customer.

Revenues, costs and profits related to the contract are being recognized in two separate phases. The first phase involves the purchase, modification, development and delivery of the machinery, tooling, designs and other technical information and services. Sales to be recognized during this phase are limited to the expected collections under the contract during this phase. Sales and costs during the first phase are being recognized using the percentage of completion method of accounting based on the ratio of total costs incurred, excluding the cost of purchased machinery, to estimated total costs, excluding the cost of purchased machinery. Since the inception of the contract, the Company has collected $13.9 million of the contract price and recognized sales and cost of sales of $14.8 million and $5.5 million, respectively. For the three months ended March 31, 1994, the Company recognized sales and cost of sales of $1.1 million and $.7 million, respectively. The cumulative effect of future revisions in the contract terms or total cost estimates will be reflected in the period in which these changes become known.

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

Note 6: The table below provides detail of activity in the Stockholders' Equity accounts for the three months ended March 31, 1994:

                                 Common Stock    Non-        Capital
                                _______________ redeemable  in excess
                                         Par    Preferred    of par    Accumulated   Treasury
                                Shares   Value    Stock       Value       Deficit     Stock      Total
                                ____________ __________________________________________________________
                                                            (In thousands)

Balance at December 31, 1993    14,514   $1,451   $48,000    $37,120    $(7,541)    $(4,159)    $74,871
Net Income                           -        -         -          -      2,204           -       2,204
Conversion of 18 shares of
  redeemable preferred stock
  to common stock                    1        -         -          1          -           -           1
Exercise of stock options
  for cash                          25        3         -         43          -           -          46
Dividends declared:
  Series B 12% preferred
    stock ($3.00 per share)          -        -         -          -        (60)          -         (60)
  Redeemable preferred
    stock ($10.00 per share)         -        -         -          -        (16)          -         (16)
  Series 2 preferred
    stock ($.81 per share)           -        -         -          -       (748)          -        (748)
Purchase of treasury stock           -        -         -          -          -        (343)       (343)
______                          ______  _______   _______   _______     _______     _______
                                       (1)                                                           (2)
Balance at March 31, 1994       14,540   $1,454   $48,000    $37,164    $(6,161)    $(4,502)    $75,955

    (1)
  Includes 880,085 shares of the Company's Common Stock held in treasury. Excluding the 880,085 shares held in treasury, the outstanding shares of the Company's Common Stock at March 31, 1994 were 13,659,691.

    (2)
  See Pro Forma Condensed Consolidated Balance Sheet presented in Note 2 for the anticipated effect on the Company's Stockholders' Equity of the proposed sale of Equity Bank.



Note 7: Following is a summary of certain legal actions involving the Company:

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

B. The primary manufacturing facility of the Company s Chemical Business has been placed in the Environmental Protection Agency s ( EPA ) tracking system ("System") of sites which are known or suspected to be a site of a release of contaminated waste. Inclusion in the EPA s tracking system does not represent a determination of liability or a finding that any response action is necessary, accordingly, no provision for any liability that may result has been made in the consolidated financial statements. As a result of being placed in the System, the State of Arkansas performed a preliminary assessment. The Company has been advised that there have occurred certain releases of contaminants at the Site. In addition, as a result of certain releases of contaminants at the Site, the Company s subsidiary may be subject to assessment of certain civil penalties.

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


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
  RESULTS OF OPERATIONS


        The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with a review of the Company's March 31, 1994 Condensed Consolidated Financial Statements. This discussion and analysis is intended to provide information about the Company's continuing operations. Accordingly, it contains only limited discussions of the Company's Financial Services Business to be sold in 1994, which has been reported as a discontinued operation in the Company's Condensed Consolidated Financial Statements at March 31, 1994. See "Liquidity and Capital Resources" of this "Management's Discussion and Analysis", and
Note 2 of Notes to Condensed Consolidated Financial Statements for further discussion of the proposed sale of Equity Bank.

OVERVIEW

        The Company is a diversified holding company which is engaged, through its subsidiaries, in the Chemical Business, the Environmental Control Business, the Automotive Products Business and the Industrial Products Business.

        Information about the Company's continuing operations in different industry segments for the three months ended March 31, 1994 and 1993 is detailed below.

                                           Three Months Ended March 31,
                                                 1994          1993
                                                 ____         ____

                                                  (In thousands)
                                                    (Unaudited)
Sales:
  Chemical                                      $30,952     $24,440
  Environmental Control                          20,252      17,372
  Automotive Products                             8,564       6,151
  Industrial Products                             4,083       4,634
                                                _______     _______
                                                $63,851     $52,597
                                                =======     =======
Gross profit:
  Chemical                                      $ 6,088     $ 5,710
  Environmental Control                           5,387       4,149
  Automotive Products                             2,012       2,155
  Industrial Products                               871       1,272
                                                _______     _______
                                                $14,358     $13,286
                                                =======     =======
Operating profit (loss):
  Chemical                                      $ 2,889     $ 3,470
  Environmental Control                           2,093       1,330
  Automotive Products                              (115)        817
  Industrial Products                              (217)        230
                                                _______     _______
                                                  4,650       5,847
General corporate expenses                         (959)     (1,384)
Interest expense                                 (1,681)     (2,183)
                                                _______     _______
Income from continuing operations before
  provision for income taxes                    $ 2,010     $ 2,280
                                                =======     =======




RESULTS OF OPERATIONS

Three months ended March 31, 1994 vs. Three months ended March 31, 1993.

        Revenues

        Total revenues for the three months ended March 31, 1994 and 1993 were $64.4 million and $53.4 million, respectively (an increase of $11.0 million). Interest and other income included in total revenues was $.5 million in 1994, compared to $.8 million for 1993. This decrease of $.3 million resulted primarily from one-time insurance claim proceeds recorded in the first quarter of 1993. Consolidated net sales included in total revenues for the three months ended March 31, 1994 were $63.9 million, compared to $52.6 million for the first three months of 1993, an increase of $11.3 million. This increase in sales resulted principally from: (i) increased sales in the Chemical Business of $6.5 million, primarily due to favorable weather conditions for seasonal fertilizer sales, higher price of ammonia being partially passed through to customers, the acquisition of Total Energy Systems Limited ("TES") in July, 1993, and higher sales of Universal Tech Corporation ("UTC"), offset by reduced sales by Slurry Explosives Corporation ("Slurry") due to unfavorable weather conditions in some of their market areas; (ii) increased sales in the Environmental Control Business of $2.9 million, primarily due to an expanded customer base in 1994 and the continued recovery from the effects of a strike that took place in 1992 at the fan coil manufacturing plant of this business; (iii) increased sales in the Automotive Products Business of $2.4 million due to an expanded customer base in 1994, and (iv) decreased sales in the Industrial Products Business of $.5 million, primarily due to decreased sales to a foreign customer (see Note 5 to Notes to Condensed Consolidated Financial Statements and discussion under the "Liquidity and Capital Resources" section of this report).

        Gross Profit

        Gross profit was 22.5% for the first three months of 1994, compared to 25.3% for the first three months of 1993. The decline in the gross profit percentage was due primarily to (i) revisions to the estimates to complete the foreign sales contract which caused the percentage of completion calculation to yield a lower gross profit percentage in the first three months of 1994 than was calculated for the first three months of 1993; and (ii) higher cost of the primary raw material (ammonia) in the Chemical Business. During the first three months of 1994 the average cost of ammonia was approximately 14.4% higher than the average cost of ammonia during the first three months of 1993. This higher cost was not fully passed on to customers in the form of price increases. These factors were offset in part by gross profit improvement after recovery from the effects of a strike in 1992 at the fan coil manufacturing plant of the Environmental Control Business that were still being experienced in the first quarter of 1993.

        Selling, General and Administrative Expense

        Selling, general and administrative ("SG&A") expenses as a percent of net sales were 17.6% in the three months ended March 31, 1994 and 18.3% in the first three months of 1993. As sales increased, normal SG&A expenses did not increase proportionally, thus resulting in a lower percentage.

        Interest Expense

        Interest expense for the Company was approximately $1.7 million during the three months ended March 31, 1994 compared to approximately $2.2 million during the three months ended March 31, 1993. The decrease primarily resulted from lower average balances of borrowed funds.

        Income Before Taxes

        The Company had income from continuing operations before income taxes of $2.0 million in the first quarter of 1994 compared to $2.3 million in the three months ended March 31, 1993. The decreased profitability of $.3 million was primarily due to lower gross profit margins realized on sales in the Chemical Division and on the foreign sales contract as previously discussed.

        Provision For Income Taxes

        As a result of the Company's net operating loss carryforward for income tax purposes as discussed elsewhere herein and in Note 3 of Notes to Condensed Consolidated Financial Statements, the Company's provisions for income taxes for the three months ended March 31, 1994 and the three months ended March 31, 1993 are for current state income taxes and federal alternative minimum taxes.

        Income From Discontinued Operations

        Income from discontinued operations reflects the results of operations of the Financial Services Business excluding income and expenses of the Retained Corporations and the Retained Assets as discussed in Note 2 of Notes to Condensed Consolidated Financial Statements. Income from discontinued operations, net of expenses, was $.4 million in the first quarter of 1994 compared to $.5 million in the first quarter of 1993. This decreased profitability is primarily due to the effects of higher interest rates on the operations of that business in 1994.

LIQUIDITY AND CAPITAL RESOURCES

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

Proposed Sale of Equity Bank - As previously discussed, the Company and Fourth Financial Corporation ("Fourth Financial") have entered into the Acquisition Agreement, whereby the Company has agreed to the sale of Equity Bank, which constitutes the Financial Services Business of the Company, to Fourth Financial. Fourth Financial is to acquire all of the outstanding shares of capital stock of Equity Bank. Under the Acquisition Agreement, the Company is to acquire from Equity Bank (i) prior to the completion of the sale of Equity Bank under the Acquisition Agreement certain subsidiaries of Equity Bank ("Retained Corporations") that own the assets contributed by the Company to Equity Bank at the time of the acquisition of the predecessor of Equity Bank by the Company for Equity Bank's carrying values of such Retained Corporations at the time of the acquisition of the Retained Corporations from Equity Bank, which is anticipated to be approximately $65.3 million, and (ii) at the time of the closing of the sale of Equity Bank under the Acquisition Agreement, the Equity Tower Loan and other real estate owned by Equity Bank that was acquired by Equity Bank through foreclosure ("OREO"), which have collectively been previously defined as the "Retained Assets". The Retained Assets are to be acquired for an amount equal to Equity Bank's carrying value of the Retained Assets at time of closing of the sale of Equity Bank, which is anticipated to be approximately $18.5 million. In addition, the Company has the option, but not the obligation, to acquire any loan owned by Equity Bank at book value or $1.00 in the case of a loan that has been charged off ("Other Loans").

        The Company currently expects that the Purchase Price to be paid by Fourth Financial for Equity Bank will be approximately $92 million, subject to determination and adjustment in accordance with the Acquisition Agreement.
The Purchase Price is based on a number of estimates, and the amount of the Purchase Price will not be determined exactly until the closing of the sale of
Equity Bank.   Of the approximately $92 million, the Company will use
approximately $65.3 million, plus interest, to repay a certain indebtedness the Company intends to incur to finance the purchase from Equity Bank of the Retained Corporations. In addition, the Company will use approximately $18.5 million (Equity Bank's carrying value at March 31, 1994) to purchase the Retained Assets. As of this date, the Company has made no decision if it will acquire any of the Other Loans. The Company is further required under the Acquisition Agreement to purchase from Equity Bank at the closing of the proposed sale the outstanding amount of Receivables. As of March 31, 1994, Equity Bank owned $13.5 million of such Receivables. The Company plans to use borrowings from the Bank IV Line of Credit discussed elsewhere in this Liquidity and Capital resources section to purchase such Receivables from Equity Bank. Further, the Company will use the net balance of the Purchase Price, if any (after repaying the indebtedness incurred to purchase the Retained Corporations and paying for the Retained Assets and transactional costs relating to the sale of Equity Bank) for general working capital purposes.

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

        As a federally chartered savings institution, the acquisition of Equity Bank by Fourth Financial is subject to regulatory approvals. The proposed sale of Equity Bank is conditioned on, among other things, the price to be paid by Fourth Financial is to be no less than $92 million. The Company has the right to cancel the transaction if the price is less than $92 million. As of the date of this report, both shareholder and regulatory approvals have
been received.   It is anticipated that the sale of Equity Bank will occur on or before June 1, 1994. See Note 2 of Notes to Condensed Consolidated Financial Statements.

Sources of funds - Substantially all of the capital requirements, other than the equity capital of the Company and its subsidiaries, are funded by three sources:

(1) Pursuant to approvals by the then appropriate governmental agency in 1988, the Company and its subsidiaries have been selling eligible accounts receivable to Equity Bank with recourse to the particular seller. Under such arrangement, accounts receivable were sold to Equity Bank at 100% of the unpaid face value of such account receivable. Under the prior approvals, the Company and its subsidiaries were allowed to sell Equity Bank, at any one time, up to $60 million of eligible accounts receivable. The Office of Thrift Supervision ("OTS"), the primary regulator of Equity Bank, has taken the position that the approvals granted in 1988 allowing such accounts receivable transactions between the Company, its subsidiaries and Equity Bank have expired. As a result, Equity Bank and the OTS have agreed that (i) at no one time subsequent to September 28, 1993, but prior to September 1, 1994, shall the total amount of such accounts receivable owned by Equity Bank exceed $33.6 million; (ii) beginning February 1, 1994, Equity Bank will not purchase any new accounts receivable from the Company and/or its subsidiaries if such would result in Equity Bank owning an amount that would exceed the amount allowed by current regulations for transactions with affiliated companies, which amount is based on a percentage of Equity Bank's capital, and (iii) on and after September 1, 1994, the amount of such accounts receivable owned by Equity Bank at any one time must be in compliance with current regulations for transactions with affiliated companies. At March 31, 1994, $13.5 million of such accounts receivable were owned by Equity Bank. Assuming that on March 31, 1994, Equity Bank had been required to meet current regulations regarding the amount of such outstanding accounts receivable owned by Equity Bank, the amount of such accounts receivable would have had to be reduced to approximately $9.6 million as of such date. The Company has temporarily replaced a substantial portion of the accounts receivable financing previously provided by Equity Bank with Bank IV of Oklahoma, N.A. ("Bank IV") a subsidiary of Fourth Financial which is providing Prime Financial Corporation ("Prime"), a wholly-owned subsidiary of the Company, with a $25 million accounts receivable financing line of credit at 80% of the unpaid face value of such accounts receivable which Prime has purchased from the Company and its subsidiaries ("Bank IV Line of Credit"). The outstanding balance borrowed on the Bank IV Line of Credit at March 31, 1994 was $10 million. The Bank IV Line of Credit is temporary and will expire during 1994 unless extended. The Company intends to continue to use the accounts receivable financing arrangement with Equity Bank to the extent described above and as allowed by regulations until Equity Bank is sold as discussed elsewhere herein. The Company has begun negotiations for a comprehensive line of credit. Although the Company believes it will be successful in obtaining the comprehensive line of credit to replace most, if not all, of its present credit facilities, there are no assurances that it will be successful in negotiating such.

(2) The Company and its subsidiaries (other than Equity Bank and the Chemical Business) are parties to a credit agreement ("Agreement"), with an unrelated lender ("Lender"), collateralized by certain inventory and certain other assets of the Company and its subsidiaries (including the capital stock of International Environmental Corporation) other than the assets and capital stock of Equity Bank and the Chemical Business. The Credit Agreement provides for a revolving credit facility ("Revolver") for direct borrowing up to $8 million, including the issuance of letters of credit. The Revolver provides for advances at varying percentages of eligible inventory. This Agreement expires on June 30, 1994, but the Company believes the Agreement can be extended at that time. At March 31, 1994, the availability based on eligible collateral approximated the credit line. Borrowings (including letters of credit) under the Revolver outstanding at March 31, 1994, were $.4 million. The Revolver requires reductions of principal equal to reductions as they occur in the underlying inventory times the advance rate. The Company presently intends to keep the Agreement in effect if it can renegotiate certain of its terms.

(3) The Company's wholly-owned subsidiaries, El Dorado Chemical Company and Slurry Explosive Corp., which comprise the majority of the Company's Chemical Business ("Chemical"), are parties to a loan agreement ("Loan Agreement") with two institutional lenders ("Lenders"). This Loan Agreement, as amended in conjunction with an unscheduled payment of $7.2 million in the third quarter of 1993, provides for a seven year term loan of $28.5 million ("Term Loan"), a $10 million asset based revolving credit facility ("Revolving Facility"), and an additional revolving credit line of $7.2 million. The amount borrowed under this additional revolving credit line at March 31, 1994 was the full $7.2 million. Available borrowings under the additional revolving credit line decreases annually until its termination in March, 1997. The balance of the Term Loan at March 31, 1994 was $20.6 million. Annual principal payments on the Term Loan escalate each year from $4.8 million in 1994 to a final payment of $5.5 million on March 31, 1997. Borrowings under the Revolving Facility are available up to the lesser of $10 million or the borrowing base. The borrowing base is determined by deducting 100% of Chemical's accounts receivable sold to Equity Bank and Prime from the maximum borrowing availability as defined in the Revolving Facility.
        The maximum line availability based on eligible collateral under the Revolving Facility at March 31, 1994 was approximately $8.9 million, net of approximately $1.1 million reserved for the issuance of a standby letter of credit. At March 31, 1994 there were outstanding borrowings under the Revolving Facility of $8.9 million. The Revolving Facility requires reductions of principal equal to reductions as they occur in the underlying accounts receivable and inventory times the applicable advance rate, assuming that the outstanding balance under the Revolving Credit Facility is less than the then maximum line availability based on eligible collateral. Borrowings under the Revolving Facility are required to be reduced to zero for forty-five (45) consecutive days annually. Such requirement has not yet been met for 1994. Annual interest at the agreed to interest rates, if calculated on the $36.7 million outstanding balance at March 31, 1994 would be approximately $3.9 million. The Term Loan and Revolving Facility are secured by substantially all of the assets and capital stock of Chemical. The Loan Agreement requires Chemical to maintain certain financial ratios and contains other financial covenants, including tangible net worth requirements and capital expenditures limitations. As of the date of this report, Chemical is in compliance with all financial covenants. Under the terms of the Loan Agreement, Chemical cannot transfer funds to the Company in the form of cash dividends or other advances, except for
        (i) the amount of taxes that Chemical would be required to pay if it was not consolidated with the Company; (ii) an amount equal to fifty percent (50%) of Chemical's cumulative adjusted net income as long as Chemical's Total Capitalization Ratio, as defined, remains .65:1 or below and,
        (iii) borrowings under the additional revolving credit line of $7.2 million.

        Cash Flows
        -----------

        Net cash provided by operating activities in the first three months of 1994, after adjustment for non-cash expenses of $2.3 million, was $9.1 million. The net cash provided by operating activities included the following changes in assets and liabilities: (i) accounts receivable increased $8.4 million; (ii) accounts payable and accrued liabilities increased $11.8 million; (iii) inventory decreased $0.4 million; and, (iv) supplies and prepaid items and other assets decreased $1.1 million. The increase in accounts receivable is due to higher sales in the Chemical, Environmental Control and Automotive Products Businesses. The increase in accounts payable and accrued liabilities was due primarily to increased business activity in the Chemical, Environmental Control and Automotive Products Businesses, net of a decrease in the amount of drafts issued to purchase inventory in the Automotive Products Business. The reduction in inventory was due to increased sales in the Environmental Control and Automotive Products Businesses, offset by increased inventory in the Chemical Business in anticipation of sales increases resulting from the spring fertilizer season. The decrease in supplies and prepaid items and other assets is primarily due to amortization of certain prepaid insurance premiums, in addition to decreased prepayments in the Chemical Business due to timing of payments to certain vendors for
inventory purchases.   Financing activities in the first three months of 1994
included net borrowings of $22.6 million used to offset reductions in accounts receivable sold of $21.7 million resulting from termination of the accounts receivable financing arrangement with Equity Bank, in addition to dividend payments of $0.8 million and treasury stock purchases of $0.3 million. Cash flows from investing activities included capital expenditures for property, plant and equipment in the Chemical Business of $2.8 million related to relocation of an additional nitric acid plant acquired in 1993 in addition to normal capital improvements, and capital expenditures of $0.8 million in the Environmental Control Business primarily for acquisition of certain equipment to support the manufacturing processes of this business.

        Future cash requirements include working capital requirements for anticipated sales increases in the Environmental Control Business, the Chemical Business and the Automotive Products Business, and funding for future capital expenditures, primarily in the Chemical Business and the Environmental Control Business. Funding for the higher accounts receivable resulting from anticipated sales increases will be provided by the Chemical Business' revolving credit facilities previously discussed and the accounts receivable financing provided by Bank IV. As previously discussed, the Bank IV Line of Credit is temporary and will be replaced with the comprehensive line of credit that the Company is attempting to negotiate. Inventory requirements for the higher anticipated sales activity should be met by scheduled reductions in the inventories of the Environmental Control and Automotive Products Businesses. During November 1993, the Company's Chemical Business acquired an additional concentrated nitric acid plant and related assets for approximately $1.9 million. The Chemical Business is in the process of moving such plant and assets from Illinois to, and installing such at, its manufacturing plant located in El Dorado, Arkansas. The Company anticipates that the total amount that will be expended to acquire, move and install the plant and assets will be approximately $12.0 million for which the Company expects to obtain financing secured by such assets. At March 31, 1994, the Company had incurred
and paid approximately $3.8 million of the estimated $12.0 million.   The
Company expects the plant and asset installation to be complete and operational by the end of 1994. The Company also has planned capital expenditures for the Environmental Control Business to acquire certain machinery and equipment for approximately $4 million in 1994. Approximately $2 million of these expenditures are expected to be financed by the sellers of said machinery and equipment. The remaining $2 million is expected to be financed from operations.

        Management believes that cash flows from operations and other sources, including the comprehensive line of credit that the Company is presently negotiating will be adequate to meet its presently anticipated capital expenditure, working capital, debt service and dividend requirements. The Company currently has no material commitment for capital expenditures, other than those related to Chemical's acquisition of an additional concentrated nitric acid plant, the Environmental Control Business' acquisition of machinery and equipment as discussed above, and a commitment of a subsidiary of the Company to purchase from Equity Bank in the year 2000 for the then carrying value for regulatory capital purposes certain of the assets previously contributed by the Company to Equity Bank, all of which are now owned or controlled by the Retained Corporations, presently being leased by Equity Bank to the subsidiary. Equity Bank's carrying value for all of such assets at March 31, 1994 was approximately $65.3 million. The Company has agreed under the Acquisition Agreement to repurchase all of such assets by purchasing the subsidiaries of Equity Bank that own these assets at least one
(1) day prior to consummation of the Acquisition Agreement. However, if the sale of Equity Bank does not occur, the Company believes that it will be able to obtain satisfactory financing from non-affiliated parties to fulfill this commitment on or prior to the date that the subsidiary of the Company is required to purchase such assets.

        In 1993, the Company's Board of Directors adopted a policy as to the payment of annual cash dividends of $.06 per share on its outstanding Common Stock, subject to termination or change by the Board of Directors at any time. The Board of Directors declared a cash dividend of $.03 per share on the Company's outstanding shares of Common Stock, which was paid January 1, 1994, to the stockholders of record as of the close of business on December 15, 1993.

        On November 11, 1993 the Company's Board of Directors declared a $12.00 a share annual cash dividend on each outstanding share of its Series B 12% Cumulative Convertible Preferred Stock, $100 par value, payable January 1,
1994 to stockholders of record on December 1, 1993, which is the annual dividend on this series of preferred stock for 1994. This dividend is being recognized in the Company's financial statements throughout the year as $3.00 a share in each fiscal quarter. On February 10, 1994 the Company's Board of Directors declared a (i) $.81 a share quarterly cash dividend on each outstanding share of its Series 2 $3.25 Convertible Exchangeable Class C Preferred Stock, paid March 15, 1994 to shareholders of record on March 1, 1994, and (ii) $10.00 a share annual cash dividend on each outstanding share of its Convertible Noncumulative Preferred Stock ($100 par), paid April 1,
1994 to stockholders of record on March 15, 1994.

        Foreign Sales Contract - A subsidiary of the Company entered into an agreement with a foreign company ("Buyer") to supply the Buyer with equipment, technology and technical services to manufacture certain types of automotive bearing products. The agreement provided for a total contract amount of approximately $56 million, with $12 million of the contract amount to be retained by the Buyer as the Company's subsidiary's equity participation in the Buyer, which represented a minority interest. During 1993 the Company's subsidiary exchanged its equity interest in the Buyer to a foreign nonaffiliated company for $12 million in notes. Through the date of this report, the Company's subsidiary has received $13.9 million from the buyer under the agreement. During 1993, the Company and the foreign customer agreed to a revised payment schedule which deferred the beginning of payments under the contract from June 30, 1993 to one $791,000 principal payment on November 1, 1993, one principal payment of $791,000 on March 31, 1994, one principal payment of $791,000 on December 31, 1994 and quarterly, thereafter, until the contract is paid in full.

        The customer made the March 31, 1994 payment on April 20, 1994 and the Company expects that after the customer becomes operational, they will make future payments as they become due. See Note 5 of Notes to Condensed Consolidated Financial Statements.

        Business Acquisitions - In March, 1994, a subsidiary of the Company advanced to Deepwater Iodides, Inc. ("Deepwater"), a specialty chemical company, $450,000 on a demand basis. In connection with the loan, Deepwater and the Company entered into an agreement in principle for the Company to purchase from Deepwater an amount of stock of Deepwater equal to eighty percent of the outstanding shares of Deepwater for approximately $4 million. The Company anticipates exercising this option prior to the end of 1994, subject to the results of due diligence presently being conducted. This transaction is subject to the parties entering into a definitive agreement.

        Settlement of Litigation - In 1993 the Company filed suit against certain transportation companies and certain of the Company's insurers over damage sustained to certain of the Industrial Products Business' machine inventory while in the transportation companies' possession. The Company settled its litigation with one of it's insurers for $3.6 million, which was paid to the Company on March 11, 1994. Such amounts were accrued in 1993 to the extent that costs and expenses had been previously incurred. The Company continues to pursue litigation against two insurers that were not parties to said settlement and against the transportation companies.

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

        Availability of Company's Loss Carryovers - The Company anticipates that its cash flow in future years will benefit to some extent from its ability to use net operating loss ("NOL") carryovers from prior periods to reduce the federal income tax payments which it would otherwise be required to make with respect to income generated in such future years. As of March 31, 1994, the Company, excluding amounts applicable to Equity Bank, had available NOL carryovers of approximately $37 million, based on its federal income tax returns as filed with the Internal Revenue Service for taxable years through 1992, and on the Company's estimates for 1993. These NOL carryovers will expire beginning in the year 1999.

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

        Contingencies - As discussed in Note 7 of Notes to the Condensed Consolidated Financial Statements, the Company has several contingencies that could impact its liquidity in the event that the Company is unsuccessful in defending against the claimants. Although management does not anticipate that these claims will result in substantial adverse impacts on its liquidity it is not possible to determine the outcome.

ERNST & YOUNG                                       1700 Liberty Tower
                                                    100 North Broadway
                                                    Oklahoma City, OK 73102
                                                    Phone: 405 278 6800
                                                    Fax: 405 278 6823



                  Independent Accountants' Review Report


Board of Directors
LSB Industries, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of LSB Industries, Inc. and subsidiaries as of March 31, 1994, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 1994 and 1993. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of LSB Industries, Inc. as of December 31, 1993, and the related consolidated statements of income, non-redeemable preferred stock, common stock and other stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated March 15, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1993, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



May 9, 1994                                        /s/ ERNST & YOUNG


                                  PART II
                             OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

              On May,2 1994, the company held a Special Meeting of Stockholders (the "Meeting"). At the Meeting, the Stockholders approved the sale of Equity Bank for Savings, F.A., a wholly owned subsidiary of the Company which comprises the Company's Financial Services Business, to Fourth Financial Corporation pursuant to a Stock Purchase Agreement, dated as of February 9, 1994 (the "Sale"). The Sale was approved with 11,256,493 shares voting "For", 47,229 shares voting "Against", 24,902.5 shares abstaining and broker non-votes. The following shares were entitled to vote at the Meeting as a single class: 13,639,691 shares of the Company's Common Stock, 20,000 shares of the Company's Series B Cumulative Convertible Preferred Stock, and 1,614.5 shares of the Company's Redeemable Convertible Preferred Stock.















Item 6. Exhibits and Reports on Form 8K

        (a) Exhibits. The Company has included the following exhibits in this report:

              11.1 Statement Re:  Computation of Per Share Earnings.

              15.1 Letter Re:  Unaudited Interim Financial Information.

        (b)   Reports on Form 8K.   During the quarter ended March 31, 1994, the
              Company filed one (1) Form 8K. This filing, dated February 9, 1994, reported the Stock Purchase Agreement entered into by the Company and Fourth Financial Corporation, pursuant to which, at the closing, the Company agreed to sell, and Fourth Financial Corporation agreed to purchase, all of the issued and outstanding shares of capital stock of Equity Bank for Savings, F.A.


                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly-authorized, to sign this report on its behalf on this 12th day of May, 1994.


                                 LSB INDUSTRIES, INC.



                                    By:   /s/ Tony M. Shelby
                                        ----------------------------------
                                        Tony M. Shelby, Sr. Vice President
                                        (Chief Financial Officer)


                                    By:  /s/ Jimmie D. Jones
                                        ----------------------------------
                                        Jimmie D. Jones, Vice President
                                        Controller (Chief Accounting Officer)