Form 10-Q
period 1994-06-30
LSB INDUSTRIES INC
filed 1994-08-19
CIK 60714

FORM 10-Q

                               UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly period ended    June 30, 1994
                           ----------------------------------

                                    OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   THE SECURITIES EXCHANGE ACT OF 1934

For The transition period from                 to
                              ----------------   ----------------
Commission file number     1-7677
                      -------------------------------------------

                            LSB INDUSTRIES, INC.
           ---------------------------------------------------
           Exact name of Registrant as specified in its charter


         DELAWARE                                 73-1015226
- - ------------------------------              --------------------
State or other jurisdiction of              I.R.S. Employer
incorporation or organization               Identification No.

          16 South Pennsylvania,   Oklahoma City, Oklahoma  73107
          ------------------------------------------------------
            Address of principal executive offices    (Zip Code)

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
The number of shares outstanding of the Registrant's voting Common Stock, as of August 8, 1994 is 13,543,901 shares excluding 1,074,235 shares held as treasury stock.

                                  PART I

                           FINANCIAL INFORMATION


Company or group of companies for which report is filed: LSB Industries, Inc. and all of its wholly-owned subsidiaries.

The accompanying condensed consolidated balance sheet of LSB Industries, Inc. at June 30, 1994, the condensed consolidated statements of income for the six month and three month periods ended June 30, 1994 and 1993 and the consolidated statements of cash flows for the six month periods ended June 30, 1994 and 1993 have been subjected to a review, in accordance with standards established by the American Institute of Certified Public Accountants, by Ernst & Young LLP, independent auditors, whose report with respect thereto appears elsewhere in this Form 10-Q. The financial statements mentioned above are unaudited and reflect all adjustments, consisting primarily of adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation of the interim periods. The results of operations for the six months and three months ended June 30, 1994 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet at December 31, 1993, was derived from audited financial statements as of that date.

                           LSB INDUSTRIES, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                (Information at June 30, 1994 is unaudited)
                          (Dollars in thousands)

                                                          June 30,        December 31,
ASSETS                                                      1994              1993
_________________________________________                __________        __________
                                                                            (Note 1)
Current assets:

  Cash                                                   $    5,588        $    2,781

  Trade accounts receivable, net of allowance                57,202            49,533

  Inventories:
    Finished goods                                           29,939            26,940
    Work in process                                           7,145             9,643
    Raw materials                                            10,039            11,801
                                                         __________        __________
      Total inventory                                        47,123            48,384

  Supplies and prepaid items                                  6,843             5,459
                                                         __________        __________
    Total current assets                                    116,756           106,157

Property, plant and equipment, at cost                      123,632           113,795
Accumulated depreciation                                    (56,601)          (53,269)
                                                         __________        __________
   Property, plant and equipment, net                        67,031            60,526

Loans receivable, secured by real estate                     16,896            13,968

Other assets                                                 14,277            15,387
                                                         __________        __________

                                                         $  214,960        $  196,038
                                                         ==========        ==========




                         (Continued on following page)





                              LSB INDUSTRIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Continued)
                  (Information at June 30, 1994 is unaudited)
                             (Dollars in thousands)

LIABILITIES, PREFERRED AND COMMON STOCKS                  June 30,        December 31,
  AND OTHER STOCKHOLDERS' EQUITY                            1994              1993
________________________________________                 __________        __________
                                                                             (Note 1)
Current liabilities:
  Drafts payable                                         $    1,836        $    1,220
  Accounts payable                                           30,508            22,645
  Accrued liabilities                                         7,361             6,752
  Current portion of long-term debt                           9,396             9,763
                                                         __________        __________
     Total current liabilities                               49,101            40,380

Long-term debt                                               64,871            20,508

Net liabilities of Financial Services
  Business sold in 1994 (Notes 1 and 2)                           -            60,124

Contingencies (Note 7)

Redeemable, noncumulative convertible
  preferred stock, $100 par value; 1,619 shares
  issued and outstanding (1,637 in 1993)                        154               155

Non-redeemable preferred stock, common stock and
  other stockholders' equity (Note 6):
  Series B 12% cumulative, convertible
    preferred stock, $100 par value;
    20,000 shares issued and outstanding                      2,000             2,000
  Series 2 $3.25 convertible, exchangeable
    Class C preferred stock, $50 stated
    value; 920,000 shares issued and outstanding             46,000            46,000
  Common stock, $.10 par value; 75,000,000
    shares authorized, 14,615,276 shares
    issued (14,514,056 in 1993)                               1,462             1,451
  Capital in excess of par value                             37,355            37,120
  Retained earnings (deficit)                                19,873            (7,541)
                                                         __________        __________
                                                            106,690            79,030
  Less common treasury stock, 1,060,085 shares
    (840,085 in 1993), at cost                                5,856             4,159
                                                         __________        __________
    Total non-redeemable preferred stock, common
      stock and other stockholders' equity                  100,834            74,871
                                                         __________        __________

                                                         $  214,960        $  196,038
                                                         ==========        ==========

                            (See accompanying notes)

                             LSB INDUSTRIES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                    Six Months Ended June 30, 1994 and 1993
                (Dollars in thousands, except per share amounts)


                                                      1994                    1993
                                                   __________              __________
                                                                             (Note 1)
Revenues:
  Net sales                                        $  132,265              $  120,466
  Other income - net                                    1,831                   2,343
                                                   __________              __________
                                                      134,096                 122,809
Costs and expenses:
  Cost of sales                                       102,677                  89,113
  Selling, general and administrative expense          22,596                  19,353
  Interest expense                                      3,393                   4,170
  Provision for environmental matter (Note 7)             400                       -
  Settlement of dispute                                     -                   1,767
                                                   __________              __________
                                                      129,066                 114,403
                                                   __________              __________
Income from continuing operations
  before provision for income taxes                     5,030                   8,406
Provision for income taxes                                355                     637
                                                   __________              __________

Income from continuing operations                       4,675                   7,769

Income from discontinued operations, net
  of income taxes (Notes 1 and 2)                         584                     646

Gain on sale of discontinued
  operations (Note 2)                                  24,200                       -
                                                   __________              __________
Net income                                         $   29,459              $    8,415
                                                   ==========              ==========

Net income applicable to common stock (Note 4)     $   27,827              $    7,988
                                                   ==========              ==========
Average common shares outstanding (Note 4):
  Primary                                          14,386,371              12,365,204
  Fully diluted                                    17,035,037              15,685,412

Earnings per common share (Note 4):
  Primary:
    Income from continuing operations              $      .21              $      .59
                                                   ==========              ==========

     Net income                                    $     1.93              $      .65
                                                   ==========              ==========
  Fully diluted:
    Income from continuing operations              $      .21              $      .50
                                                   ==========              ==========

    Net income                                     $     1.69              $      .54
                                                   ==========              ==========


                            (See accompanying notes)

                             LSB INDUSTRIES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                   Three Months Ended June 30, 1994 and 1993
                (Dollars in thousands, except per share amounts)

                                                      1994                    1993
                                                   __________              __________
                                                                             (Note 1)
Revenues:
  Net sales                                        $   68,414              $   67,869
  Other income - net                                    1,330                   1,547
                                                   __________              __________
                                                       69,744                  69,416
Costs and expenses:
  Cost of sales                                        53,184                  49,802
  Selling, general and administrative expense          11,428                   9,734
  Interest expense                                      1,712                   1,987
  Provision for environmental matter (Note 7)             400                       -
  Settlement of dispute                                     -                   1,767
                                                   __________              __________
                                                       66,724                  63,290
                                                   __________              __________
Income from continuing operations
  before provision for income taxes                     3,020                   6,126
Provision for income taxes                                203                     512
                                                   __________              __________

Income from continuing operations                       2,817                   5,614

Income from discontinued operations, net
  of income taxes (Notes 1 and 2)                         238                     144

Gain on sale of discontinued
  operations (Note 2)                                  24,200                       -
                                                   __________              __________
Net income                                         $   27,255              $    5,758
                                                   ==========              ==========

Net income applicable to common stock (Note 4)     $   26,447              $    5,408
                                                   ==========              ==========
Average common shares outstanding (Note 4):
  Primary                                          14,359,161              14,381,918
  Fully diluted                                    18,985,827              16,584,949

Earnings per common share (Note 4):
  Primary:
    Income from continuing operations              $      .14              $      .37
                                                   ==========              ==========

    Net income                                     $     1.84              $      .38
                                                   ==========              ==========
  Fully diluted:
    Income from continuing operations              $      .14              $      .34
                                                   ==========              ==========

    Net income                                     $     1.44              $      .35
                                                   ==========              ==========


                            (See accompanying notes)




                              LSB INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                    Six Months Ended June 30, 1994 and 1993
                             (Dollars in thousands)


                                                            1994              1993
                                                         __________        __________
                                                                            (Note 1)
Cash flows from continuing operations:
  Income from continuing operations                      $    4,675        $    7,769
  Adjustments to reconcile income from
    continuing operations to net cash
    provided by continuing operations:
      Depreciation, depletion and amortization:
        Property, plant and equipment                         3,332             2,767
        Other                                                   489               432
      Provision for possible losses:
        Trade accounts receivable                               519              (115)
        Environmental matter                                    400                 -
      Settlement of dispute                                       -             1,767
      Gain of sales of assets                                  (519)           (1,381)
      Cash provided (used) by changes in assets
        and liabilities:
          Trade accounts receivable                          (8,188)          (11,634)
          Inventories                                         1,261             5,756
          Supplies and prepaid items                         (1,384)           (2,166)
          Other assets                                       (2,009)             (548)
          Accounts payable                                    7,862             7,202
          Accrued liabilities                                   209            (4,594)
                                                         __________        __________

      Net cash provided by
        continuing operations                                 6,647             5,255


Cash flows from investing activities of
  continuing operations:
    Capital expenditures                                     (7,993)           (3,235)
    Purchase of loans receivable                             (2,930)                -
    Sale of real estate properties                            1,331             3,342
                                                          _________         _________

    Net cash provided (used) by investing activities         (9,592)              107

                         (Continued on following page)


                              LSB INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (CONTINUED)
                                  (Unaudited)
                    Six Months Ended June 30, 1994 and 1993
                             (Dollars in thousands)

                                                       1994            1993
                                                    __________      __________
                                                                     (Note 1)
Cash flows from financing activities of continuing
  operations:
    Payments on long-term and other debt              $(6,012)        $(7,240)
    Long-term and other borrowings                      2,700               -
    Net change in revolving loans                      45,465          (7,335)
    Net decrease in receivables sold to
      discontinued operations                         (31,844)        (11,228)
    Net change in drafts payable                          616          (1,089)
    Dividends paid (Note 6):
      Preferred stocks                                 (1,631)           (302)
      Common stock                                       (414)           (387)
    Purchases of treasury stock (Note 6)               (1,697)              -
    Net proceeds from issuance of stock (Note 6):
      Common                                              244           2,230
      Preferred                                             -          44,071
                                                     ________        ________

        Net cash provided by financing
          activities of continuing operations           7,427          18,720
                                                     ________        ________

Net increase in cash from
  continuing operations                                 4,482          24,082

Net decrease in cash from
  discontinued operations                              (1,675)         (5,761)
                                                     ________        ________

Net increase in cash from all
  activities                                            2,807          18,321

Cash at beginning of period                             2,781           1,115
                                                     ________        ________

Cash at end of period                                $  5,588        $ 19,436
                                                     ========        ========





                            (See accompanying notes)


                             LSB INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)
                  Six Months Ended June 30, 1994, and 1993


Note 1: The accompanying financial statements include the accounts of LSB Industries, Inc. (the "Company") and its subsidiaries at June 30, 1994. The accounts of its financial services subsidiary, Equity Bank for Savings, F.A. ("Equity Bank") which was sold on May 25, 1994 (see Note 2 below), have been reclassified as discontinued operations at December 31, 1993. Additionally, the condensed consolidated statements of income for the six month and three month periods ended June 30, 1993, have been restated to present the
operations of Equity Bank as income from discontinued operations.   The assets
and liabilities of the Company's financial services subsidiary, classified as discontinued at December 31, 1993, are as follows:
                                                           December 31,
                                                               1993
                                                           ____________
Assets:                                                  (In thousands)

  Cash and cash equivalents                                 $  8,906
  Loans and mortgage backed
    securities, net                                          359,303
  Other securities                                             7,806
  Property and equipment, net                                  5,144
  Excess of purchase price over net
    assets acquired, net                                      17,041
  Other assets                                                 3,273
                                                             _______
                                                             401,473

Liabilities:
  Deposits                                                   332,511
  Securities sold under agreement
    to repurchase                                             38,721
  Federal Home Loan Bank advances                             87,650
  Accrued liabilities                                          2,715
                                                             _______
                                                             461,597
                                                             _______
Net liabilities                                             $ 60,124
                                                             =======

Note 2: On May 25, 1994, pursuant to a Stock Purchase Agreement, dated as of February 9, 1994, (the Acquisition Agreement) the Company sold its wholly-owned subsidiary, Equity Bank , which constituted the Financial Services Business of the Company, to Fourth Financial Corporation (the "Purchaser"). The Purchaser acquired all of the outstanding shares of capital stock of Equity Bank. All regulatory and shareholder approvals necessary to complete the sale of Equity Bank were obtained prior to the closing of this transaction.

Under the Acquisition Agreement, the Company acquired from Equity Bank, prior to closing, certain subsidiaries of Equity Bank (Retained Corporations) that own the real and personal property and other assets contributed by the Company to Equity Bank at the time of the acquisition of the predecessor of Equity Bank by the Company for Equity Bank s carrying value of the assets contributed of approximately $67.4 million. At the time of closing of the sale of Equity Bank, the Company was required under the Acquisition Agreement to acquire: (A) the loan and mortgage on and an option to purchase Equity Tower located in Oklahoma City, Oklahoma (Equity Tower Loan), which Equity Bank previously classified as an in-substance foreclosure on its books, for an amount equal to Equity Bank's carrying value of approximately $13.9 million; (B) other real estate owned by Equity Bank that was acquired by Equity Bank through foreclosure for an amount equal to Equity Bank's carrying value of approximately $3.6 million (the Equity Tower Loan and other real estate owned are collectively called the Retained Assets ), and; (C) the outstanding accounts receivable sold to Equity Bank by the Company and its subsidiaries under various purchase agreements, dated March 8, 1988 (the Receivables ) of $6.9 million. In addition, the Company acquired certain other loans for $2.7 million previously owned by Equity Bank.

The Company used the proceeds of the sale of Equity Bank, together with borrowings under its credit facilities, to purchase the Retained Corporations for approximately $67.4 million, the Retained Assets for approximately $17.5 million, certain other loans for approximately $2.7 million and to repurchase its accounts receivable previously financed by Equity Bank for approximately $6.9 million.

Under the Acquisition Agreement, the Company made certain representations and warranties. The Company also agreed under the Stock Purchase Agreement to indemnify the Purchaser and its wholly-owned subsidiary, Bank IV Oklahoma, National Association ("Bank IV "), against, among other things, (i) losses that may be sustained by them due to breach of any representations or warranties made by the Company in the Stock Purchase Agreement or failure by the Company to fulfill any agreement made by the Company in the Stock Purchase Agreement, provided losses by Fourth and Bank IV exceed $1 million in the aggregate, net of income tax effect, and such liability by the Company shall not exceed $25 million. The Company has further agreed to indemnify the Purchaser and Bank IV against certain liabilities which are not subject to the $1 million deductible and the $25 million maximum liability, including, but not limited to, environmental matters relating to the real estate contributed to Equity Bank at the time that the Company acquired Equity Bank. The representations and warranties made by the Company under the Agreement survive the closing of the sale of Equity Bank for a period of two (2) years, except certain tax-related representations and warranties which have a three (3) year survival period. In addition, there are no time limits (other than as provided by law) in connection with the indemnifications provided by the Company relating to certain environmental matters, a certain pending lawsuit, and a certain "frozen" 401-K Plan.

Note 3: At June 30, 1994, the Company has net operating loss ("NOL") carryforwards for tax purposes of approximately $35 million. Such amounts expire beginning in 1999. The Company also has investment tax credit carryforwards of approximately $600,000, which expire beginning in 1994.

The Company's provision for income taxes for the six months ended June 30, 1994 of $.4 million are for current state income taxes and federal alternative minimum tax.

Note 4: Primary earnings per common share are based on the weighted average number of common shares and dilutive common equivalent shares outstanding during each period, after giving appropriate effect to preferred stock dividends.

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

Note 5: On July 6, 1992, a subsidiary of the Company signed an agreement to supply a foreign customer with equipment, technology and technical assistance to manufacture certain types of automotive products. The contract provided for a total price of $56 million with $12 million to be retained by the customer, as the subsidiary s equity participation, which represented a minority interest in the customer. Of the balance of the contract price of $44 million, $13.9 million has been billed and collected by the Company. The remaining $30.1 million is to be collected in 38 equal quarterly installments beginning December 31, 1994 of $791,000, plus interest at a rate of 7.5% per annum.

During the last quarter of 1993, the Company s subsidiary exchanged its rights to the equity interest in the customer with a foreign nonaffiliated company ("Purchaser of the Interest") for $12 million in notes. The Company has been advised that the customer has agreed to repurchase from the Purchaser of the Interest up to $6 million of such equity interest over a six-year period, with payment to the Purchaser of the Interest to be either in cash or bearing products. The notes issued to the subsidiary for its rights to the equity interest in the customer will only be payable when, as and if the Purchaser of the Interest collects from the customer for such equity interest, and the method of payment to the subsidiary will be either cash or bearing products, in the same manner as received by the Purchaser of the Interest from the customer. During the three months ended June 30, 1994, the Company received approximately $250,000 in bearing products as partial payment on such notes. Due to the Company s inability to determine what payments, if any, it will receive on such notes, the Company will continue to carry such notes at a nominal amount.

The Company s subsidiary has agreed to make its best effort to purchase approximately $14.5 million of bearing products each year for ten years commencing in the customer s first year of operations, which is anticipated to be in 1994. However, the subsidiary is not required to purchase more product from the customer in any one year than the quantity of tapered bearing products the subsidiary is able to sell in its market. The customer has also agreed to repurchase over six years, up to $6 million of the subsidiary s former equity participation in the customer. In the event that the customer is unable to repurchase such equity participation, and therefore the Company's subsidiary is unable to collect such amount from the Purchaser of the Interest the parties may renegotiate and modify the agreement for the Company s subsidiary to purchase products from the customer.

Revenues, costs and profits related to the contract are being recognized in two separate phases. The first phase involves the purchase, modification, development and delivery of the machinery, tooling, designs and other technical information and services. Sales to be recognized during this phase are limited to the expected collections under the contract during this phase. Sales and costs during the first phase are being recognized using the percentage of completion method of accounting based on the ratio of total costs incurred, excluding the cost of purchased machinery, to estimated total costs, excluding the cost of purchased machinery. The cumulative effect of future revisions in the contract terms or total cost estimates will be reflected in the period in which changes become known.

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

Note 6: The table below provides detail of activity in the Stockholders' Equity accounts for the six months ended June 30, 1994:

                                 Common Stock       Non-     Capital
                                _______________ redeemable  in excess   Retained
                                         Par     Preferred    of par    Earnings      Treasury
                                Shares   Value     Stock      Value     (Deficit)      Stock      Total
                                ____________ ________________________________________________
                                                            (In thousands)

Balance at December 31, 1993    14,514   $1,451   $48,000    $37,120    $(7,541)    $(4,159)    $74,871
Net Income                           -        -         -          -     29,459           -      29,459
Conversion of 18 shares of
  redeemable preferred stock
  to common stock                    1        -         -          1          -           -           1
Exercise of stock options
  for cash                         100       11         -        234          -           -         245
Dividends declared:
  Series B 12% preferred
    stock ($6.00 per share)          -        -         -          -       (120)          -        (120)
  Redeemable preferred
    stock ($10.00 per share)         -        -         -          -        (16)          -         (16)
  Common Stock ($.03 per share)      -        -         -          -       (414)          -        (414)
  Series 2 preferred
    stock ($1.62 per share)          -        -         -          -     (1,495)          -      (1,495)
Purchase of treasury stock           -        -         -          -          -      (1,697)     (1,697)
                                ______  _______   _______   _______     _______     _______    ________
                                       (1)
Balance at June 30, 1994        14,615   $1,462   $48,000    $37,355   $ 19,873     $(5,856)   $100,834
                                ======   ======   =======    =======   ========     =======    ========


    (1)
  Includes 1,060,085 shares of the Company's Common Stock held in treasury. Excluding the 1,060,085 shares held in treasury, the outstanding shares of the Company's Common Stock at June 30, 1994 were 13,555,191.

Note 7: Following is a summary of certain legal actions involving the Company:

A. In 1987, the U.S. Government notified one of the Company s subsidiaries, along with numerous other companies, of potential responsibility for clean-up of a waste disposal site in Oklahoma. No legal action has yet been filed. The amount of the Company s cost associated with the clean-up of the site is unknown due to continuing changes in (i) the estimated total cost of clean-up of the site and (ii) the percentage of the total waste which was alleged to have been contributed to the site by the Company, accordingly, no provision for any liability which may result has been made in the accompanying financial statements. In a settlement offer that was rejected by the Company, the Environmental Protection Agency ("EPA") did indicate that the Company was eligible for settlement as a de minimis party. The subsidiary s insurance carriers have been notified of this matter; however, the amount of possible coverage, if any, is not yet determinable.

B. The primary manufacturing facility of the Company s Chemical Business, located in El Dorado, Arkansas, (the "Site") has been placed in the EPA's tracking system ("System") of sites which are known or suspected to be a site of a release of contaminated waste. Inclusion in the EPA s tracking system does not represent a determination of liability or a finding that any response action is necessary. As a result of being placed in the System, the State of Arkansas performed a preliminary assessment. The Company has been advised that there have occurred certain releases of contaminants at the Site. In addition, as a result of certain releases of contaminants at the Site, the Company's subsidiary will be subject to enforcement action, which will include certain civil penalties. On July 18, 1994, the Company's subsidiary received from the State of Arkansas a report of multimedia inspection of the Site (the "Report"). The Report contains findings of violations of certain environmental laws and requests the Company's subsidiary to conduct further investigations to better determine the compliance status of and releases at the Site. The Company's subsidiary has been advised that the State of Arkansas is currently preparing an administrative consent agreement to outline specific activities necessary to bring the Site into compliance and to remediate identified releases. While the Company is at this time unable to determine the ultimate cost of compliance with the expected administrative consent agreement, the Company has determined the subsidiary's cost to be at least $400,000, therefore the Company has included a provision for environmental costs of $400,000 in the results of operations for the six (6) month and three
        (3) month periods ended June 30, 1994. Based on information presently available, the Company does not believe, as of the date of this report, that compliance with the administrative consent agreement, or the assessment of penalties, or the facility being placed in the System, should have a material adverse effect on the Company, the Company's subsidiary or the Company's financial condition, however, there are no assurances to that effect.

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

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
 RESULTS OF OPERATIONS


        The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with a review of the Company's June 30, 1994 Condensed Consolidated Financial Statements. This discussion and analysis is intended to provide information about the Company's continuing operations. Accordingly, it contains only limited discussions of the Company's Financial Services Business, sold in 1994, which has been reported as a discontinued operation in the Company's Condensed Consolidated Financial Statements at June 30, 1994. See "Liquidity and Capital Resources" of this "Management's Discussion and Analysis", and
Note 2 of Notes to Condensed Consolidated Financial Statements for further discussion of the sale of Equity Bank.

OVERVIEW

        The Company is a diversified holding company which is engaged, through its subsidiaries, in the Chemical Business, the Environmental Control Business, the Automotive Products Business and the Industrial Products Business.

        Information about the Company's continuing operations in different industry segments for the six months and three months ended June 30, 1994 and 1993 is detailed below.


                                        Six Months                  Three Months
                                     1994          1993       1994        1993
                                     ____         ____        ____        ____

                                                        (In thousands)
                                                        (Unaudited)
Sales:
  Chemical                         $ 72,723    $ 63,003    $ 41,771    $ 38,563
  Environmental Control              35,250      33,565      14,998      16,193
  Automotive Products                17,600      14,706       9,036       8,555
  Industrial Products                 6,692       9,192       2,609       4,558
                                    _______     _______     _______     _______
                                   $132,265    $120,466    $ 68,414    $ 67,869
                                    =======     =======     =======     =======
Gross profit:
  Chemical                         $ 15,175    $ 16,490    $  9,087    $ 10,782
  Environmental Control               8,781       7,426       3,394       3,277
  Automotive Products                 4,302       4,987       2,290       2,833
  Industrial Products                 1,330       2,450         459       1,175
                                    _______     _______     _______     _______
                                   $ 29,588    $ 31,353    $ 15,230    $ 18,067
                                    =======     =======     =======     =======
Operating profit (loss):
  Chemical                         $  8,566    $ 11,944    $  5,677    $  8,474
  Environmental Control               2,329       2,117         236         787
  Automotive Products                  (125)      1,777         (10)        960
  Industrial Products                  (703)        665        (486)        435
  Other                               1,183       1,623         729       1,175
                                    _______     _______     _______     _______
                                     11,250      18,126       6,146      11,831
General corporate expenses           (2,827)     (5,550)     (1,414)     (3,718)
Interest expense                     (3,393)     (4,170)     (1,712)     (1,987)
                                    _______     _______     _______     _______
Income from continuing
  operations before
  provision for income taxes       $  5,030    $  8,406    $  3,020    $  6,126
                                    =======     =======     =======     =======


RESULTS OF OPERATIONS

Six months ended June 30, 1994 vs. Six months ended June 30, 1993.

        Revenues

        Total revenues for the six months ended June 30, 1994 and 1993 were $134.1 million and $122.8 million, respectively (an increase of $ 11.3 million). Interest and other income included in total revenues was $1.8 million in 1994, compared to $2.3 million for 1993. This decrease of $.5 million resulted primarily from insurance claim proceeds recorded in the first quarter of 1993. Consolidated net sales included in total revenues for the three months ended June 30, 1994 were $132.3 million, compared to $120.5 million for the first six months of 1993, an increase of $11.8 million. This increase in sales resulted principally from; (i) increased sales in the Chemical Business of $9.7 million, primarily due to favorable weather conditions for seasonal fertilizer sales, higher price of ammonia being partially passed through to customers, the acquisition of Total Energy Systems Limited ("TES") in July, 1993, and higher sales of Universal Tech Corporation ("UTC"), offset by reduced sales by Slurry Explosives Corporation ("Slurry") due to unfavorable weather conditions in some of their market areas; (ii) increased sales in the Environmental Control Business of $1.7 million, primarily due to an expanded customer base in 1994 and the continued recovery from the effects of a strike that took place in 1992 at the fan coil manufacturing plant of this business; (iii) increased sales in the Automotive Products Business of $2.9 million due to an expanded customer base in 1994, and (iv) decreased sales in the Industrial Products Business of $2.5 million, primarily due to decreased sales to a foreign customer (see Note 5 to Notes to Condensed Consolidated Financial Statements and discussion under the "Liquidity and Capital Resources" section of this report).

        Gross Profit

        Gross profit was 22.4% for the first six months of 1994, compared to 26.0% for the first six months of 1993. The decline in the gross profit percentage was due primarily to (i) revisions to the estimates to complete the foreign sales contract which caused the percentage of completion calculation to yield a lower gross profit percentage in the first six months of 1994 than was calculated for the first six months of 1993; and (ii) higher cost of the primary raw material (ammonia) in the Chemical Business. During the first six months of 1994 the average cost of ammonia was approximately 31.6% higher than the average cost of ammonia during the first six months of 1993. This higher cost was not fully passed on to customers in the form of price increases. These factors were offset in part by gross profit improvement after recovery from the effects of a strike in 1992 at the fan coil manufacturing plant of the Environmental Control Business that were still being experienced in the first six months of 1993.

        Selling, General and Administrative Expense

        Selling, general and administrative ("SG&A") expenses as a percent of net sales were 17.1% in the six months ended June 30, 1994 and 16.1% in the first six months of 1993. As sales increased, normal SG&A expenses increased
proportionally.   Increases in SG&A which were not proportional to increases in sales resulted from increased commissions of $400,000 by UTC as a result of UTC's increased revenues in 1994 versus 1993 ($1.6 million increase); expenses of companies acquired since June 30, 1993 of approximately $1.1 million (Total Energy Systems - July 1993 - $600,000 and International Bearings, Inc. - December, 1993 - $500,000); expenses of the heat pump segment of the Environmental Control Business related to the acquisition of the O.E.M. contract with a large multinational company; and, the low provision for bad debt expenses in 1993 in the Environmental Control Business compared to the provision in 1994 resulting in a variance between the periods of approximately $750,000.

        Interest Expense

        Interest expense for the Company was approximately $3.4 million during the six months ended June 30, 1994 compared to approximately $4.2 million during the six months ended June 30, 1993. The decrease primarily resulted from lower average balances of borrowed funds.

        Income From Continuing Operations Before Taxes

        The Company had income from continuing operations before income taxes of $5.0 million in the first six months of 1994 compared to $8.4 million in the six months ended June 30, 1993. The decreased profitability of $3.4 million was primarily due to lower gross profit margins realized on sales in the Chemical Division and on the foreign sales contract as previously discussed. Also contributing to this decline is the $.4 million provision for environmental matter discussed in Note 7 of Notes to Condensed Consolidated Financial Statements.

        Provision For Income Taxes

        As a result of the Company's net operating loss carryforward for income tax purposes as discussed elsewhere herein and in Note 3 of Notes to Condensed Consolidated Financial Statements, the Company's provisions for income taxes for the six months ended June 30, 1994 and the six months ended June 30, 1993 are for current state income taxes and federal alternative minimum taxes.

        Income From Discontinued Operations

        Income from discontinued operations reflects the results of operations of the Financial Services Business excluding income and expenses of the Retained Corporations and the Retained Assets as discussed in Note 2 of Notes to Condensed Consolidated Financial Statements. Income from discontinued operations, net of expenses, was $.6 million in the first six months of 1994 compared to $.6 million in the first six months of 1993.

        Gain From Sale of Discontinued Operations

        As more fully discussed in Note 2 of Notes to Condensed Consolidated Financial Statements, the Company realized a gain of $24.2 million from the sale on May 25, 1994 of its Wholly-owned subsidiary Equity Bank, which gain is included in the company's results of operations for the six months ended June 30, 1994.

RESULTS OF OPERATIONS

Three months ended June 30, 1994 vs. Three months ended June 30, 1993.
- - ---------------------------------------------------------------------
        Revenues

        Total revenues for the three months ended June 30, 1994 and 1993 were $69.7 million and $69.4 million, respectively (an increase of $.3 million). Interest and other income included in total revenues was $1.3 million in 1994, compared to $1.5 million for 1993. Consolidated net sales included in total revenues for the three months ended June 30, 1994 were $68.4 million, compared to $67.9 million for the three months ended June 30 1993, an increase of $.5 million. This increase in sales resulted principally from: (i) increased sales in the Chemical Business of $3.2 million, primarily due to the higher price of ammonia being partially passed through to customers, the acquisition of Total Energy Systems Limited ("TES") in July, 1993, and higher sales of Universal Tech Corporation ("UTC"); (ii) decreased sales in the Environmental Control Business of $1.2 million, primarily due to soft market conditions in 1994 and production inefficiencies at the fan coil manufacturing plant; (iii) increased sales in the Automotive Products Business of $ .5 million due to an expanded customer base in 1994, and (iv) decreased sales in the Industrial Products Business of $2.0 million, primarily due to decreased sales to a foreign customer (see Note 5 to Notes to Condensed Consolidated Financial Statements and discussion under the "Liquidity and Capital Resources" section of this report).

        Gross Profit

        Gross profit was 22.3% for the second quarter of 1994, compared to 26.6% for the second quarter of 1993. The decline in the gross profit percentage was due primarily to (i) decreased sales in 1994 to a foreign customer in the Industrial Products Business; and (ii) higher cost of the primary raw material (ammonia) in the Chemical Business. During the second quarter of 1994 the average cost of ammonia was approximately 58.1% higher than the average cost of ammonia during the second quarter of 1993. This higher cost was not fully passed on to customers in the form of price increases. These factors were offset in part by gross profit improvement after recovery from the effects of a strike in 1992 at the fan coil manufacturing plant of the Environmental Control Business that were still being experienced in the second quarter of 1993.

        Selling, General and Administrative Expense

        Selling, general and administrative ("SG&A") expenses as a percent of net sales were 16.7% in the three months ended June 30, 1994 and 14.3% in the three months ended June, 1993. As sales increased, normal SG&A expenses increased proportionally. Other increases in SG&A for the three months ended June 30, 1994 as compared to the three months ended June 30, 1993 which did not change proportionately as discussed above in the comparison of variances in SG&A expenses for the six months ended June 30, 1994 compared to the six months ended June 30, 1993 were approximately the same.

        Interest Expense

        Interest expense for the Company was approximately $1.7 million during the six months ended June 30, 1994 compared to approximately $2.0 million during the six months ended June 30, 1993. The decrease primarily resulted from lower average balances of borrowed funds.


        Income From Continuing Operations Before Taxes

        The Company had income from continuing operations before income taxes of $3.0 million in the second quarter of 1994 compared to $6.1 million in the second quarter of 1993. The decreased profitability of $3.1 million was primarily due to lower gross profit margins realized on sales in the Chemical Division and on the foreign sales contract as previously discussed. Also contributing to this decline is the $.4 million provision for environmental matter discussed in Note 7 of Notes to Condensed Consolidated Financial Statements.

        Provision For Income Taxes

        As a result of the Company's net operating loss carryforward for income tax purposes as discussed elsewhere herein and in Note 3 of Notes to Condensed Consolidated Financial Statements, the Company's provisions for income taxes for the six months ended June 30, 1994 and the six months ended June 30, 1993 are for current state income taxes and federal alternative minimum taxes.

        Income From Discontinued Operations

        Income from discontinued operations reflects the results of operations of the Financial Services Business excluding income and expenses of the Retained Corporations and the Retained Assets as discussed in Note 2 of Notes to Condensed Consolidated Financial Statements. Income from discontinued operations, net of expenses, was $.2 million in the second quarter of 1994 compared to $.1 million in the second quarter of 1993.

        Gain From Sale of Discontinued Operations

        As more fully discussed in Note 2 of Notes to Condensed Consolidated Financial Statements, the Company realized a gain of $24.2 million from the sale on May 25, 1994 of its Wholly-owned subsidiary Equity Bank, which gain is included in the company's results of operations for the three months ended June 30, 1994.

LIQUIDITY AND CAPITAL RESOURCES

        The Company is a diversified holding Company and its liquidity is dependent, in large part, on the operations of its subsidiaries and credit agreements with lenders.

Sale of Equity Bank - As previously discussed, the Company and Fourth Financial Corporation ("Fourth Financial") entered into the Acquisition Agreement, whereby the Company agreed to sell Equity Bank, which constituted the Financial Services Business of the Company, to Fourth Financial. Pursuant to the Acquisition Agreement, Fourth Financial acquired all of the outstanding shares of capital stock of Equity Bank on May 25, 1994. Under the Acquisition Agreement, the Company acquired from Equity Bank prior to the completion of the sale of Equity Bank certain subsidiaries of Equity Bank ("Retained Corporations") that owned the assets contributed by the Company to Equity Bank at the time of the acquisition of Equity Bank by the Company for Equity Bank's carrying values of such Retained Corporations. At the time of the acquisition of the Retained Corporations such carrying value was approximately $67.4 million. At the time of the closing of the sale of Equity Bank, a subsidiary of the Company acquired the Equity Tower Loan and other real estate owned by Equity Bank that were acquired by Equity Bank through foreclosure ("OREO"), which have collectively been previously defined as the "Retained Assets". The Retained Assets were acquired for an amount equal to Equity Bank's carrying value of the Retained Assets at time of closing of the sale of Equity Bank, which was approximately $17.5 million. In addition, the Company acquired (i) certain loans owned by Equity Bank at book value or $1.00 in the case of loans that had been charged off ("Other Loans")and (ii) certain other loans at Equity Bank's carrying value of $4.6 million less a discount of $1.9 million.

        The Purchase Price paid by Fourth Financial for Equity Bank was approximately $91.3 million, and was subject to determination and adjustment in accordance with the Acquisition Agreement. Of the approximately $91.3 million, the Company used approximately $67.4 million to repay certain indebtedness the Company incurred to finance the purchase from Equity Bank of the Retained Corporations. In addition, the Company used approximately $17.5 million to purchase the Retained Assets. The Company was further required under the Acquisition Agreement to purchase from Equity Bank at the closing of the proposed sale the outstanding amount of Receivables (approximately $7.0 million). The Company used approximately $3 million of borrowings from the Bank IV Line of Credit discussed elsewhere in this Liquidity and Capital resources section to purchase the balance of such Receivables and $2.7 million of discounted loans (as discussed above) from Equity Bank. The Company has subsequently obtained seven year term financing to replace the temporary financing of the approximate $2.7 million in discounted loans it purchased from Equity Bank.

        The sale of Equity Bank pursuant to the Acquisition Agreement resulted in a pre-tax gain for financial reporting purposes for the Company of approximately $24.2 million, based upon the Purchase Price of approximately $91.3 million. The Company's tax basis in Equity Bank was higher than its basis for financial reporting purposes. Under current federal income tax laws, the consummation of the Acquisition Agreement and the sale of Equity Bank did not have any federal income tax consequences to either the Company or to the shareholders of the Company.

Sources of funds - As a result of the sale of Equity Bank, the capitalization of the Company improved considerably. Stockholders' equity is approximately $100 million at June 30, 1994. The Company is also negotiating to restructure its debt. The plan is to consolidate the current working capital requirements of the Company and its subsidiaries into one loan agreement instead of the three agreements that currently exist and are described below. At the present time three banks and/or asset based lenders are making proposals for an asset based working capital revolver ("New Revolver") in an amount of approximately $75 million. The facility being proposed will include substantially all accounts receivable and inventory of the Company and its subsidiaries except foreign subsidiaries as collateral for loans.

Management expects to complete negotiations and have the New Revolver in place by the end of the third quarter of 1994. Management is asking for advance rates of 85% for receivables and 60% for inventories other than work in process. If the New Revolver is agreed to, along the terms presently being negotiated, the borrowing availability under the line should be adequate to finance the current working capital requirements of the Company and its subsidiaries.

Present lines of credit prior to the New Revolver being negotiated are:

(1) As a result of the sale of Equity Bank, the Company's accounts receivable financing previously provided by Equity Bank had to be replaced. Fourth Financial through its Oklahoma banking subsidiary has provided a $35 million Line of Credit to finance such receivables "Line of Credit". The Line of Credit provides for advance rates of 80% of accounts receivable and is for a short term, allowing time for a more comprehensive line of credit to be negotiated as discussed above. The outstanding borrowings at June 30, 1994 were $25.6 million and the availability for additional borrowings was $4.4 million.

(2) The Company and its subsidiaries (other than the Chemical Business) are parties to a credit agreement ("Agreement"), with an unrelated lender ("Lender"), collateralized by certain inventory and certain other assets of the Company and its subsidiaries (including the capital stock of International Environmental Corporation) other than the assets and capital stock of the Chemical Business. The Credit Agreement provides for a revolving credit facility ("Revolver") for direct borrowing up to $8 million, including the issuance of letters of credit. The Revolver provides for advances at varying percentages of eligible inventory. This Agreement expires on August 31, 1994, but the Company believes the Agreement can be extended at that time. At June 30, 1994, the availability based on eligible collateral approximated the credit line. Borrowings (including letters of credit) under the Revolver outstanding at June 30, 1994, were $7.4 million. The Revolver requires reductions of principal equal to reductions as they occur in the underlying inventory times the advance rate.

(3) The Company's wholly-owned subsidiaries, El Dorado Chemical Company and Slurry Explosive Corp., which comprise the majority of the Company's Chemical Business ("Chemical"), are parties to a loan agreement ("Loan Agreement") with two institutional lenders ("Lenders"). This Loan Agreement, as amended , provides for a seven year term loan of $28.5 million ("Term Loan"), and a $10 million asset based revolving credit facility ("Revolving Facility"), The balance of the Term Loan at June 30, 1994 was $21.4 million. Annual principal payments on the Term Loan are $7 million due in June, 1995; $7 million due in June 1996 and a final payment of $7.4 million due in March 1997. Borrowings under the Revolving Facility are available up to the lesser of $10 million or the borrowing base. The borrowing base is determined by deducting 100% of Chemical's accounts receivable financed by Fourth Financial from the maximum borrowing availability as defined in the Revolving Facility. At June 30, 1994 the borrowing base of $9.5 million was fully borrowed.
        The accounts receivable and inventory securing the revolving facility will be released when and if the revolving facility is paid off and the Company and its subsidiaries enter into the New Revolver discussed above. The Revolving Facility requires reductions of principal equal to reductions as they occur in the underlying accounts receivable and inventory times the applicable advance rate, assuming that the outstanding balance under the Revolving Credit Facility is less than the then maximum line availability based on eligible collateral. Borrowings under the Revolving Facility are required to be reduced to zero for forty-five (45) consecutive days annually. Annual interest at the agreed to interest rates, if calculated on the $30.9 million outstanding balance at June 30, 1994 would be approximately $3.3 million. The Term Loan and Revolving Facility are secured by substantially all of the assets and capital stock of Chemical. The Loan Agreement requires Chemical to maintain certain financial ratios and contains other financial covenants, including tangible net worth requirements and capital expenditures limitations. As of the date of this report, Chemical is in compliance with all financial covenants. Under the terms of the Loan Agreement, Chemical cannot transfer funds to the Company in the form of cash dividends or other advances, except for (i) the amount of taxes that Chemical would be required to pay if it was not consolidated with the Company; and (ii) an amount equal to fifty percent (50%) of Chemical's cumulative adjusted net income as long as Chemical's Total Capitalization Ratio, as defined, remains .65:1 or below.

        Cash Flows
        -----------

        Net cash provided by continuing operating activities in the first six months of 1994, after adjustment for non-cash expenses of $4.2 million, was $6.6 million. The net cash provided by continuing operating activities included the following changes in assets and liabilities: (i) accounts receivable increased $8.2 million; (ii) accounts payable and accrued liabilities increased $8.1 million; (iii) inventory decreased $1.3 million; and, (iv) supplies and prepaid items and other assets increased $3.4 million. The increase in accounts receivable is due to higher sales in the Chemical, and Automotive Products Businesses, and the higher cost of ammonia as discussed elsewhere herein offset by decreased accounts receivable in the Environmental Control Business due to lower sales in the second quarter of 1994. The increase in accounts payable and accrued liabilities was due primarily to increased business activity in the Chemical, and Automotive Products Businesses. The reduction in inventory was due to seasonality in the Chemical Business and lower inventory levels being maintained in the Environmental Control Business, offset by increased inventory in the Automotive Products Business due to purchases made to take advantage of favorable prices from certain vendors. The increase in supplies and prepaid items and other assets is primarily due to prepayments for insurance premiums, supplies, and other items in the Chemical Business, in addition to increased investment securities and an increase in costs and earnings in excess of billings on the foreign sales contract. Financing activities in the first six months of 1994 included net borrowings of $42.8 million used to offset reductions in accounts receivable sold of $31.8 million resulting from termination of the accounts receivable financing arrangement with Equity Bank, in addition to dividend payments of $2.0 million and treasury stock purchases of $1.7 million. Cash flows from investing activities included capital expenditures for property, plant and equipment in the Chemical Business of $6.4 million related to relocation of an additional nitric acid plant acquired in 1993 in addition to normal capital improvements, and capital expenditures of $1.1 million in the Environmental Control Business primarily for acquisition of certain equipment to support the manufacturing processes of this business. Cash flows from investing activities also included the purchase of certain loans receivable for $2.9 million and proceeds from the sale of real estate properties of $1.3 million.

        Future cash requirements include working capital requirements for anticipated sales increases in the Environmental Control Business, the Chemical Business and the Automotive Products Business, and funding for future capital expenditures, primarily in the Chemical Business. Funding for the higher accounts receivable resulting from anticipated sales increases will be provided by the Line of Credit. Inventory requirements for the higher anticipated sales activity should be met by scheduled reductions in the inventories of the Environmental Control and Automotive Products Businesses.

        During November 1993, the Company's Chemical Business acquired an additional concentrated nitric acid plant and related assets from a location in Illinois. The plant is being installed at the existing manufacturing plant site located in El Dorado, Arkansas. The Company anticipates that the total amount to be expended to acquire, move and install the plant and assets will be approximately $15 million including $2 million for new nitric acid railcars used to deliver the product to the customers. The Company expects to obtain financing secured by such assets, however there are no assurances that such financing will be obtained. At June 30, 1994, the Company had incurred and paid approximately $5.6 million of the estimated $15.0 million. The Company expects the plant and asset installation to be complete and operational in early 1995.

        Management believes that cash flows from operations and other sources, including the New Revolver that the Company is presently negotiating will be adequate to meet its presently anticipated capital expenditure, working capital, debt service and dividend requirements. The Company currently has no material commitment for capital expenditures, other than those related to Chemical's acquisition of the additional concentrated nitric acid plant as discussed above.

        In 1993, the Company's Board of Directors adopted a policy as to the payment of annual cash dividends of $.06 per share on its outstanding Common Stock, subject to termination or change by the Board of Directors at any time. The Board of Directors declared a cash dividend of $.03 per share on the Company's outstanding shares of Common Stock, which was paid January 1, 1994, to the stockholders of record as of the close of business on December 15, 1993. On May 23, 1994 the Company's Board of Directors declared a $.03 per share cash dividend on the Company's outstanding shares of Common Stock, which was paid July 1, 1994, to stockholders of record as of the close of business on June 15, 1994.

        On November 11, 1993 the Company's Board of Directors declared a $12.00 a share annual cash dividend on each outstanding share of its Series B 12% Cumulative Convertible Preferred Stock, $100 par value, payable January 1,
1994 to stockholders of record on December 1, 1993, which is the annual dividend on this series of preferred stock for 1994. This dividend is being recognized in the Company's financial statements throughout the year as $3.00 a share in each fiscal quarter. On February 10, 1994 the Company's Board of Directors declared a (i) $.81 a share quarterly cash dividend on each outstanding share of its Series 2 $3.25 Convertible Exchangeable Class C Preferred Stock, paid March 15, 1994 to shareholders of record on March 1, 1994, and (ii) $10.00 a share annual cash dividend on each outstanding share of its Convertible Noncumulative Preferred Stock ($100 par), paid April 1,
1994 to stockholders of record on March 15, 1994. On May 23, 1994, the Company's Board of Directors declared a $.81 per share quarterly cash dividends on each outstanding share of its Series 2 $3.25 convertible exchangeable Class C Preferred Stock, paid June 15, 1994 to shareholders of record on June 1, 1994.

        Foreign Sales Contract - A subsidiary of the Company entered into an agreement with a foreign company ("Buyer") to supply the Buyer with equipment, technology and technical services to manufacture certain types of automotive bearing products. The agreement provided for a total contract amount of approximately $56 million, with $12 million of the contract amount to be retained by the Buyer as the Company's subsidiary's equity participation in the Buyer, which represented a minority interest. During 1993 the Company's subsidiary exchanged its equity interest in the Buyer to a foreign nonaffiliated company for $12 million in notes. Through the date of this report, the Company's subsidiary has received $13.9 million from the buyer under the agreement. During 1993, the Company and the foreign customer agreed to a revised payment schedule which deferred the beginning of payments under the contract from June 30, 1993 to one $791,000 principal payment on November 1, 1993, one principal payment of $791,000 on March 31, 1994, one principal payment of $791,000 on December 31, 1994 and quarterly, thereafter, until the contract is paid in full

        The customer made the March 31, 1994 payment on April 20, 1994 and the Company expects that after the customer becomes operational, they will make future payments as they become due. See Note 5 of Notes to Condensed Consolidated Financial Statements.

        Business Acquisitions - In March, 1994, a subsidiary of the Company advanced to Deepwater Iodides, Inc. ("Deepwater"), a specialty chemical company, $450,000 on a demand basis. In connection with the loan, Deepwater and the Company entered into an agreement in principle for the Company to purchase from Deepwater an amount of stock of Deepwater equal to eighty percent of the outstanding shares of Deepwater for approximately $4 million. Having performed due diligence, the Company has determined as of August 18, 1994 not to proceed with the acquisition of the stock of Deepwater on the basis originally proposed.

         On July 27, 1994 the Company through a subsidiary loaned $1.4 million to a French manufacturer of HVAC equipment. The agreements provide, among other things, that at the Company's option this loan can be converted from a loan into 80% of the outstanding stock of the French company on or after September 1, 1994. At this time the decision has not been made to exercise such option and the $1.4 million is carried on the books as a note receivable.

        Additionally, the Company is performing due diligence on some other small companies that might result in acquisitions in 1994 or 1995. Any such acquisitions consummated will require additional financing which the Company believes can be obtained.

        Settlement of Litigation - In 1994, the Company settled its litigation with one of it's insurers for $3.6 million, which was paid to the Company on March 11, 1994. Such amounts were accrued in the fourth quarter of 1993 to the extent that costs and expenses had been previously incurred.

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

        Availability of Company's Loss Carryovers - The Company anticipates that its cash flow in future years will benefit to some extent from its ability to use net operating loss ("NOL") carryovers from prior periods to reduce the federal income tax payments which it would otherwise be required to make with respect to income generated in such future years. As of June 30, 1994, the Company, had available NOL carryovers of approximately $35 million, based on its federal income tax returns as filed with the Internal Revenue Service for taxable years through 1992, and on the Company's estimates for 1993. These
NOL carryovers will expire beginning in the year 1999.

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


ERNST & YOUNG LLP                                   1700 Liberty Tower
                                                    100 North Broadway
                                                    Oklahoma City, OK 73102
                                                    Phone: 405 278 6800
                                                    Fax: 405 278 6823



                  Independent Accountants' Review Report


Board of Directors
LSB Industries, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of LSB Industries, Inc. and subsidiaries as of June 30, 1994, the related condensed consolidated statements of income for the six month and three month periods ended June 30, 1994 and 1993 and the condensed consolidated statements of cash flow for the six month periods ended June 30, 1994 and 1993. These financial statements are the responsibility of the Company's management.

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



August 10, 1994                                         /s/ ERNST & YOUNG LLP

                                  PART II
                             OTHER INFORMATION
Item 1.    Legal Proceedings.

        Since the 1940's, the the primary manufacturing facility of the Company's Chemical Business, located in El Dorado, Arkansas, (the "Site") has been a manufacturing facility for ammonium nitrate compounds, and until 1969, was a manufacturing facility for ammonia. In 1955, the Site was acquired by Monsanto Company ("Monsanto"), and in June, 1983, Monsanto sold the Site to El Dorado Chemical Company ("EDC"). EDC was acquired by the Company in 1984. Under the agreement with Monsanto, Monsanto agreed to indemnify EDC for any claim which is suffered, incurred or arises due solely out of Monsanto's disposal of chemical or chemical byproducts prior to acquisition of the Site by EDC from Monsanto or the use by Monsanto of any substance prior to the date EDC acquired the Site from Monsanto which is subsequently determined to be deleterious or dangerous to the public's health, safety or welfare. Under the agreement with Monsanto, the indemnification is not assignable to a party to which EDC transfers the Site without the prior written consent of Monsanto, except to any company 100% of the voting stock of which is owned or controlled directly or indirectly by EDC. Although EDC has operated the Site since acquisition from Monsanto in 1983, in 1988, EDC transferred ownership of the Site to the Company, which in turn transferred title to a subsidiary of the Company. All of the outstanding stock of EDC and such subsidiary are, directly or indirectly, wholly owned by the Company. Although no consent was obtained from Monsanto when EDC transferred ownership of the Site to its affiliated company to assign the Monsanto indemnification, if such a consent was required under the agreement with Monsanto, the Monsanto indemnification remains applicable to EDC. Recently, the Company's Chemical Business was advised that the Site had been placed in the Environmental Protection Agency's ("EPA") data based tracking system (the "System"). The System maintains an inventory of sites in the United States where it is known or suspected that a release of hazardous waste has occurred. Notwithstanding inclusion in the System, EPA regulations recognize that such does not represent a determination of liability or a finding that any response action will be necessary. Over 36,000 sites in the United States are presently listed in the System. If a site is placed in the System, EPA regulations required that the government or its agent perform a preliminary assessment of the site. If the preliminary assessment determines that there has been a release, or that there is suspected to have occurred a release, at the site of certain types of contamination, the EPA will perform a site investigation. Pursuant to such regulations, the State of Arkansas performed such preliminary assessment for the EPA. The preliminary assessment report prepared by the State of Arkansas, dated September 30, 1992, regarding the Site states, in part that a release of certain types of contaminants is suspected to have occurred at the Site. It is anticipated that the EPA will, at some future date, perform a site inspection at the Site, which inspection will usually involve the gathering of additional data including environmental sampling of the Site. After conducting the site inspection, the regulations provide that the EPA may determine that: (i) the Site does not warrant further involvement in the evaluation process, or (ii) that further study of the Site is warranted to determine what appropriate action is to be taken in response to a release, if any, of contaminants at the Site or whether such release, if any, justifies the Site being placed on the National Priorities List. Being placed in the System will generally be the first step in the EPA's determination as to whether a site will be placed on the National Priorities List. After the EPA completes its site inspection and evaluates other information, the EPA will then assess a site using the Hazard Ranking System to ascertain whether a site poses a sufficient risk to human health or the environment to be proposed for the National Priorities List. There are approximately 1,200 sites in the United States presently listed on the National Priorities List. The Company has been advised that there have occurred certain releases of contaminants at the Site. However, the Company does not believe that such releases should warrant the Site being placed on the National Priorities List, but there are no assurances to that effect. As a result of certain releases of contaminants at the Site, the Company's subsidiary will be subject to enforcement action, which will include certain civil penalties. On July 18, 1994, the Company's subsidiary received from the State of Arkansas a report of multimedia inspection of the Site (the "Report"). The Report contains findings of violations of certain environmental laws and requests the Company's subsidiary to conduct further investigations to better determine the compliance status and the extent of releases at the Site. The Company's subsidiary has been advised that the State of Arkansas is currently preparing an administrative consent agreement to outline specific activities necessary to bring the Site into compliance and to remediate identified releases. While the Company is at this time unable to determine the ultimate cost of compliance with the expected administrative consent agreement, the Company has determined the subsidiary's cost to be at least $400,000; therefore, the Company has included a provision for environmental costs of $400,000 in the results of operations for the six (6) month and three (3) month periods ended June 30, 1994. Based on information presently available, the Company does not believe, as of the date of this report, that compliance with the administrative consent agreement, or the assessment of penalties, or having the facility placed in the System should have a material adverse effect on the Company, the Company's subsidiary or the Company's financial condition; however, there are no assurances to that effect.


Item 6. Exhibits and Reports on Form 8K

        (a) Exhibits. The Company has included the following exhibits in this report:

              4.01 Seventeenth Amendment to Loan Agreement, dated May 25, 1994, among Congress, the Company, and certain subsidiaries of the Company.

              4.02 Eighteenth Amendment to Loan Agreement, dated May 20, 1994 among Congress, the Company, and certain subsidiaries of the Company.

              4.03 Nineteenth Amendment to Loan Agreement, dated June 29, 1994, among Congress, the Company, and certain subsidiaries of the Company.

              4.04 Modification Agreement dated June 23, 1994 to agreement between Prime Financial Corporation, the Company and Bank IV, N.A.

              11.1 Statement Re:  Computation of Earnings Per Share.

              15.1 Letter Re:  Unaudited Interim Financial Information.

        (b)   Reports on Form 8K.   During the quarter ended June 30, 1994, the
              Company filed one (1) report on Form 8-K, dated June 10, 1994, reporting in Item 2 thereof in connection with the Company's sale of Equity Bank for Savings, F.A., which comprised the Company's Financial Services Business. As part of such form 8-K, the Company filed a pro forma unaudited condensed consolidated balance sheet at March 31, 1994, a proforma unaudited condensed consolidated statement of income for the year ended December 31, 1993, a proforma unaudited condensed consolidated statement of income for the three months ended March 31, 1994, and March 31, 1993, and (iv) notes to such pro forma unaudited condensed consolidated financial statements, with such being presented to give effect to the sale of Equity Bank.


                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly-authorized, to sign this report on its behalf on this 18th day of August, 1994.


                                 LSB INDUSTRIES, INC.



                                    By: /s/ Tony M. Shelby
                                        Tony M. Shelby, Sr. Vice President
                                        (Chief Financial Officer)


                                    By: /s/ Jimmie D. Jones
                                        Jimmie D. Jones, Vice President
                                        Controller (Chief Accounting Officer)


10q\10q-j94.wpe