Form 10-Q
period 1994-09-30
LSB INDUSTRIES INC
filed 1994-11-14
CIK 60714

FORM 10-Q

                               UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly period ended    September 30, 1994
                          ------------------------------

                                    OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   THE SECURITIES EXCHANGE ACT OF 1934

For The transition period from____________ to_____________

Commission file number     1-7677
                      ------------------------------------

                            LSB INDUSTRIES, INC.
           Exact name of Registrant as specified in its charter
           ----------------------------------------------------

         DELAWARE                                 73-1015226
- ------------------------------              -------------------
State or other jurisdiction of              I.R.S. Employer
incorporation or organization               Identification No.

          16 South Pennsylvania,   Oklahoma City, Oklahoma  73107
          -------------------------------------------------------
            Address of principal executive offices    (Zip Code)

                               (405) 235-4546
          -------------------------------------------------------
            Registrant's telephone number, including area code

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
                    YES   x        NO
                       ------        -----
The number of shares outstanding of the Registrant's voting Common Stock, as of November 8, 1994 is 13,060,046 shares excluding 1,558,590 shares held as treasury stock.


                                  PART I

                           FINANCIAL INFORMATION


Company or group of companies for which report is filed: LSB Industries, Inc. and all of its wholly-owned subsidiaries.

The accompanying condensed consolidated balance sheet of LSB Industries, Inc. at September 30, 1994, the condensed consolidated statements of operations for the nine month and three month periods ended September 30, 1994 and 1993 and the consolidated statements of cash flows for the nine month periods ended September 30, 1994 and 1993 have been subjected to a review, in accordance with standards established by the American Institute of Certified Public Accountants, by Ernst & Young LLP, independent auditors, whose report with respect thereto appears elsewhere in this Form 10-Q. The financial statements mentioned above are unaudited and reflect all adjustments, consisting primarily of adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation of the interim periods. The results of operations for the nine months and three months ended September 30, 1994 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet at December 31, 1993, was derived from audited financial statements as of that date.


                           LSB INDUSTRIES, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
             (Information at September 30, 1994 is unaudited)
                          (Dollars in thousands)

                                                  September 30,     December 31,
ASSETS                                                1994              1993
                                                                      (Note 1)
Current assets:

  Cash                                            $    6,286        $    2,781

  Trade accounts receivable, net of allowance         49,396            49,533

  Inventories:
    Finished goods                                    33,285            26,940
    Work in process                                    8,136             9,643
    Raw materials                                     11,479            11,801
                                                    --------          --------
      Total inventory                                 52,900            48,384

  Supplies and prepaid items                           6,522             5,459
                                                    --------           -------
    Total current assets                             115,104           106,157

Property, plant and equipment, at cost               127,730           113,795
Accumulated depreciation                             (58,520)          (53,269)
                                                    --------           -------
   Property, plant and equipment, net                 69,210            60,526

Loan receivable, secured by real estate               13,968            13,968

Other assets                                          19,321            15,387
                                                    --------           -------
                                                  $  217,603        $  196,038
                                                    ========           =======



                         (Continued on following page)





                              LSB INDUSTRIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Continued)
                (Information at September 30, 1994 is unaudited)
                             (Dollars in thousands)

LIABILITIES, PREFERRED AND COMMON STOCKS           September 30,    December 31,
  AND OTHER STOCKHOLDERS' EQUITY                       1994              1993
                                                                        (Note 1)
Current liabilities:
  Drafts payable                                  $    1,451        $    1,220
  Accounts payable                                    37,707            22,645
  Accrued liabilities                                  5,910             6,752
  Current portion of long-term debt                    8,907             9,763
                                                    --------           -------
     Total current liabilities                        53,975            40,380

Long-term debt                                        66,714            20,508

Net liabilities of Financial Services
  Business sold in 1994 (Notes 1 and 2)                    -            60,124

Contingencies (Note 7)

Redeemable, noncumulative convertible
  preferred stock, $100 par value; 1,610 shares
  issued and outstanding (1,637 in 1993)                 153               155

Non-redeemable preferred stock, common stock and
  other stockholders' equity (Note 6):
  Series B 12% cumulative, convertible
    preferred stock, $100 par value;
    20,000 shares issued and outstanding               2,000             2,000
  Series 2 $3.25 convertible, exchangeable
    Class C preferred stock, $50 stated
    value; 920,000 shares issued                      46,000            46,000
  Common stock, $.10 par value; 75,000,000
    shares authorized, 14,618,636 shares
    issued (14,514,056 in 1993)                        1,462             1,451
  Capital in excess of par value                      37,365            37,120
  Retained earnings (deficit)                         18,158            (7,541)
                                                     -------            ------
                                                     104,985            79,030
  Less treasury stock, at cost:
    Series 2 preferred, 5,000 shares
     (none in 1993)                                      200                 -
    Common Stock, 1,403,935 shares
     (840,085 in 1993)                                 8,024             4,159

    Total non-redeemable preferred stock, common
      stock and other stockholders' equity            96,761            74,871

                                                  $  217,603        $  196,038



                            (See accompanying notes)
                             LSB INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                 Nine Months Ended September 30, 1994 and 1993
                (Dollars in thousands, except per share amounts)


                                                 1994                    1993
                                                                        (Note 1)
Revenues:
  Net sales                                       $  190,954         $  177,798
  Other income - net                                   3,281              3,685

                                                     194,235            181,483
Costs and expenses:
  Cost of sales                                      149,131            132,991
  Selling, general and administrative expense         35,584             30,489
  Interest expense                                     5,081              5,778
  Provision for environmental matter (Note 7)            400                  -
  Settlement of dispute                                    -              1,767
                                                     -------            -------
                                                     190,196            171,025
Income from continuing operations                    -------            -------
  before provision for income taxes                    4,039             10,458
Provision for income taxes                               277                820
                                                     -------            -------

Income from continuing operations                      3,762              9,638

Income from discontinued operations, net
  of income taxes (Notes 1 and 2)                        584              1,201

Gain on sale of discontinued
  operations (Note 2)                                 24,200                  -
                                                    --------            --------
Net income                                        $   28,546         $   10,839
                                                    ========            =======
Net income applicable to common stock (Note 4)    $   26,110         $    9,604
                                                    ========            =======
Average common shares outstanding (Note 4):
  Primary                                         14,275,885         13,058,718
  Fully diluted                                   16,041,622        15,497,418

Earnings per common share (Note 4):
  Primary:
    Income from continuing operations             $     0.09         $     0.64
                                                    ========           ========
    Net income                                    $     1.83         $     0.74
                                                    ========           ========
  Fully diluted:
    Income from continuing operations             $     0.09         $     0.57
                                                    ========           ========
    Net income                                    $     1.68         $     0.64
                                                    ========           ========

                            (See accompanying notes)

                             LSB INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                 Three Months Ended September 30, 1994 and 1993
                (Dollars in thousands, except per share amounts)

                                                      1994               1993
                                                                        (Note 1)
Revenues:
  Net sales                                        $   58,689         $   57,332
  Other income - net                                    1,450              1,342
                                                     --------          ---------
                                                       60,139             58,674
Costs and expenses:
  Cost of sales                                        46,454             43,878
  Selling, general and administrative expense          12,988             11,136
  Interest expense                                      1,688              1,608
                                                     --------          ---------

                                                       61,130             56,622
Income (loss) from continuing operations             --------          ---------
  before provision (credit) for income taxes             (991)             2,052
Provision (credit) for income taxes                       (78)               183
                                                     --------          ---------

Income (loss) from continuing operations                 (913)             1,869
                                                     ========          =========
Income from discontinued operations, net
  of income taxes (Notes 1 and 2)                           -                555
                                                     --------          ---------

Net income (loss)                                  $     (913)        $    2,424
                                                     ========          =========

Net income (loss) applicable to common
  stock (Note 4)                                   $   (1,718)        $    1,616
                                                     ========          =========
Average common shares outstanding (Note 4):
  Primary                                          14,054,914         14,445,747
  Fully diluted                                    14,054,914         15,121,431

Earnings per common share (Note 4):
  Primary:
    Income (loss) from continuing operations       $    (0.12)        $     0.07
                                                    =========          =========
    Net income (loss)                              $    (0.12)        $     0.11
                                                    =========          =========
  Fully diluted:
    Income (loss) from continuing operations       $    (0.12)        $     0.07
                                                    =========          =========
    Net income (loss)                              $    (0.12)        $     0.11
                                                    =========          =========



                            (See accompanying notes)


                              LSB INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                 Nine Months Ended September 30, 1994 and 1993
                             (Dollars in thousands)


                                                              1994       1993
                                                           ---------   -------
                                                                       (Note 1)
Cash flows from continuing operations:
  Income from continuing operations                      $    3,762  $    9,638
  Adjustments to reconcile income from
    continuing operations to net cash
    provided (used) by continuing operations:
      Depreciation, depletion and amortization:
        Property, plant and equipment                         5,250       4,061
        Other                                                   715         633
      Provision for possible losses:
        Trade accounts receivable                               391         172
        Environmental matter                                    400            -
      Gain of sales of assets                                (1,117)     (1,710)
      Cash provided (used) by changes in assets
        and liabilities:
          Trade accounts receivable                            (253)    (12,021)
          Inventories                                        (4,516)      4,605
          Supplies and prepaid items                         (1,063)     (2,482)
          Other assets                                       (5,584)     (7,972)
          Accounts payable                                   14,099        (374)
          Accrued liabilities                                (1,241)     (1,133)
                                                           --------     -------
      Net cash provided (used) by
        continuing operations                                10,843      (6,583)


Cash flows from investing activities of
  continuing operations:
    Capital expenditures                                    (12,090)     (5,134)
    Purchase of loans receivable                             (2,877)          -
    Proceeds from sales of real estate properties             4,071       5,687
    Cash acquired in connection with acquisitions                 -       1,232
                                                           --------     -------

    Net cash provided (used) by investing activities        (10,896)      1,785


                         (Continued on following page)


                              LSB INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (CONTINUED)
                                  (Unaudited)
                 Nine Months Ended September 30, 1994 and 1993
                             (Dollars in thousands)

                                                       1994            1993
                                                                     (Note 1)
Cash flows from financing activities of continuing
  operations:
    Payments on long-term and other debt            $  (6,275)       $(17,629)
    Long-term and other borrowings                      2,676               -
    Net change in revolving loans                      47,101          (6,231)
    Net change in receivables previously
      financed by discontinued operations             (31,844)            956
    Net change in drafts payable                          231          (1,427)
    Dividends paid (Note 6):
      Preferred stocks                                 (2,433)         (1,110)
      Common stock                                       (414)           (387)
    Purchases of treasury stock (Note 6):
      Preferred stock                                    (200)              -
      Common Stock                                     (3,865)              -
    Net proceeds from issuance of stock (Note 6):
      Common                                              256           2,251
      Preferred                                             -          44,019
                                                    ---------       ---------

        Net cash provided by financing
          activities of continuing operations            5,233         20,442
                                                    ----------      ---------

Net increase in cash from
  continuing operations                                 5,180          15,644

Net decrease in cash from
  discontinued operations                              (1,675)         (9,058)
                                                    ---------       ---------
Net increase in cash from all
  activities                                            3,505           6,586

Cash at beginning of period                             2,781           1,115
                                                     --------        --------
Cash at end of period                                $  6,286        $  7,701
                                                     ========        ========
















                            (See accompanying notes)

Note 1: The accompanying financial statements include the accounts of LSB Industries, Inc. (the "Company") and its subsidiaries at September 30, 1994. The accounts of its financial services subsidiary, Equity Bank for Savings, F.A. ("Equity Bank"), which was sold on May 25, 1994 (see Note 2 below), have been reclassified as discontinued operations at December 31, 1993. Additionally, the condensed consolidated statements of operations for the nine month and three month periods ended September 30, 1993, have been restated to present the operations of Equity Bank as income from discontinued operations. The assets and liabilities of the Company's financial services subsidiary, classified as discontinued at December 31, 1993, are as follows:

                                                            December 31,
                                                               1993
                                                           ____________
Assets:                                                    (In thousands)

  Cash and cash equivalents                                 $  8,906
  Loans and mortgage backed
    securities, net                                          359,303
  Other securities                                             7,806
  Property and equipment, net                                  5,144
  Excess of purchase price over net
    assets acquired, net                                      17,041
  Other assets                                                 3,273
                                                             -------
                                                             401,473

Liabilities:
  Deposits                                                   332,511
  Securities sold under agreement
    to repurchase                                             38,721
  Federal Home Loan Bank advances                             87,650
  Accrued liabilities                                          2,715
                                                             -------
                                                             461,597
                                                             -------
Net liabilities                                             $ 60,124
                                                             =======

Note 2: On May 25, 1994, pursuant to a Stock Purchase Agreement, dated as of February 9, 1994, (the Acquisition Agreement ) the Company sold its wholly-owned subsidiary, Equity Bank , which constituted the Financial Services Business of the Company, to Fourth Financial Corporation (the "Purchaser"). The Purchaser acquired all of the outstanding shares of capital stock of Equity Bank. All regulatory and shareholder approvals necessary to complete the sale of Equity Bank were obtained prior to the closing of this transaction.

Under the Acquisition Agreement, the Company acquired from Equity Bank, prior to closing, certain subsidiaries of Equity Bank ( Retained Corporations ) that own the real and personal property and other assets contributed by the Company to Equity Bank at the time of the acquisition of the predecessor of Equity Bank by the Company for Equity Bank s carrying value of the assets contributed of approximately $67.4 million. At the time of closing of the sale of Equity Bank, the Company was required under the Acquisition Agreement to acquire: (A) the loan and mortgage on and an option to purchase Equity Tower located in Oklahoma City, Oklahoma ( Equity Tower Loan ), which Equity Bank previously classified as an in-substance foreclosure on its books, for an amount equal to Equity Bank's carrying value of approximately $13.9 million; (B) other real estate owned by Equity Bank that was acquired by Equity Bank through foreclosure for an amount equal to Equity Bank's carrying value of approximately $3.6 million (the Equity Tower Loan and other real estate owned are collectively called the Retained Assets ), and; (C) the outstanding accounts receivable sold to Equity Bank by the Company and its subsidiaries under various purchase agreements, dated March 8, 1988 (the Receivables ) of $6.9 million. In addition, the Company acquired certain other loans for $2.7 million previously owned by Equity Bank.

The Company used the proceeds of the sale of Equity Bank, together with borrowings under its credit facilities, to purchase the Retained Corporations for approximately $67.4 million, the Retained Assets for approximately $17.5 million, certain other loans for approximately $2.7 million and to repurchase its accounts receivable previously financed by Equity Bank for approximately $6.9 million.

Under the Acquisition Agreement, the Company made certain representations and warranties. The Company also agreed under the Acquisition Agreement to indemnify the Purchaser and its wholly-owned subsidiary, Bank IV Oklahoma, National Association ("Bank IV "), against, among other things, (i) losses that may be sustained by them due to breach of any representations or warranties made by the Company in the Acquisition Agreement or failure by the Company to fulfill any agreement made by the Company in the Acquisition Agreement, provided losses by Fourth and Bank IV exceed $1 million in the aggregate, net of income tax effect, and such liability by the Company shall not exceed $25 million. The Company has further agreed to indemnify the Purchaser and Bank IV against certain liabilities which are not subject to the $1 million deductible and the $25 million maximum liability, including, but not limited to, environmental matters relating to the real estate contributed to Equity Bank at the time that the Company acquired Equity Bank. The representations and warranties made by the Company under the Agreement survive the closing of the sale of Equity Bank for a period of two (2) years, except certain tax-related representations and warranties which have a three (3) year survival period. In addition, there are no time limits (other than as provided by law) in connection with the indemnifications provided by the Company relating to certain environmental matters, a certain pending lawsuit, and a certain "frozen" 401-K Plan.

Note 3: At September 30, 1994, the Company has net operating loss ("NOL") carryforwards for tax purposes of approximately $35 million. Such amounts expire beginning in 1999. The Company also has investment tax credit carryforwards of approximately $600,000, which expire beginning in 1994.

The Company's provision for income taxes for the nine months ended September 30, 1994 of $.3 million are for current state income taxes and federal alternative minimum tax.

Note 4: Primary earnings per common share are based on the weighted average number of common shares and dilutive common equivalent shares outstanding during each period, after giving appropriate effect to preferred stock dividends.

Fully diluted earnings per share are based on the weighted average number of common shares and dilutive common equivalent shares outstanding and the assumed conversion of dilutive convertible securities outstanding, as applicable, after appropriate adjustment for interest and related income tax effects on convertible notes payable.

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

During the last quarter of 1993, the Company s subsidiary exchanged its rights to the equity interest in the customer with a foreign nonaffiliated company
( Purchaser of the Interest ) for $12 million in notes. The Company has been advised that the customer has agreed to repurchase from the Purchaser of the Interest up to $6 million of such equity interest over a six-year period, with payment to the Purchaser of the Interest to be either in cash or bearing products. The notes issued to the subsidiary for its rights to the equity interest in the customer will only be payable when, as and if the Purchaser of the Interest collects from the customer for such equity interest, and the method of payment to the subsidiary will be either cash or bearing products, in the same manner as received by the Purchaser of the Interest from the customer. During the second quarter of 1994, the Company received approximately $250,000 in bearing products as partial payment on such notes. Due to the Company s inability to determine what payments, if any, it will receive on such notes, the Company will continue to carry such notes at a nominal amount.

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

Note 6: The table below provides detail of activity in the Stockholders' Equity accounts for the nine months ended September 30, 1994:

                                  Common Stock    Non-      Capital
                                 ______________redeemable  in excess   Retained
                                          Par   Preferred    of par    Earnings    Treasury
                                Shares   Value    Stock      Value     (Deficit)     Stock      Total
                                ____________ ________________________________________________
                                                            (In thousands)

Balance at December 31, 1993    14,514   $1,451   $48,000    $37,120    $(7,541)    $(4,159)    $74,871
Net Income                           -        -         -          -     28,546           -      28,546
Conversion of 18 shares of
  redeemable preferred stock
  to common stock                    2        -         -          2          -           -           2
Exercise of stock options
  for cash                         103       11         -        243          -           -         254
Dividends declared:
  Series B 12% preferred
    stock ($9.00 per share)          -        -         -          -       (180)          -        (180)
  Redeemable preferred
    stock ($10.00 per share)         -        -         -          -        (16)          -         (16)
  Common stock ($.03 per share)      -        -         -          -       (414)          -        (414)
  Series 2 preferred
    stock ($2.44 per share)          -        -         -          -     (2,237)          -      (2,237)
Purchases of treasury stock:
  Common stock                       -        -         -          -          -      (3,865)     (3,865)
  Series 2 preferred stock           -        -         -          -          -        (200)       (200)

                                   (1)
Balance at September 30, 1994   14,619   $1,462   $48,000    $37,365    $18,158     $(8,224)   $ 96,761
                                ======   ======   =======    =======    =======     =======    ========

    (1)
  Includes 1,403,935 shares of the Company's Common Stock held in treasury. Excluding the 1,403,935 shares held in treasury, the outstanding shares of the Company's Common Stock at September 30, 1994 were 13,214,701.

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

B. The primary manufacturing facility of the Company s Chemical Business, located in El Dorado, Arkansas, (the "Site") has been placed in the EPA's tracking system ("System") of sites which are known or suspected to be a site of a release of contaminated waste. Inclusion in the EPA s tracking system does not represent a determination of liability or a finding that any response action is necessary. As a result of being placed in the System, the State of Arkansas performed a preliminary assessment. The Company has been advised that there have occurred certain releases of contaminants at the Site. In addition, as a result of certain releases of contaminants at the Site, the Company's subsidiary will be subject to enforcement action, which will include certain civil penalties. On July 18, 1994, the Company's subsidiary received from the State of Arkansas a report of multimedia inspection of the Site (the "Report"). The Report contains findings of violations of certain environmental laws and requests the Company's subsidiary to conduct further investigations to better determine the compliance status of and releases at the Site. The Company's subsidiary has been advised that the State of Arkansas is currently preparing an administrative consent agreement to outline specific activities necessary to bring the Site into compliance and to remediate identified releases. While the Company is at this time unable to determine the ultimate cost of compliance with the expected administrative consent agreement, the Company has determined the subsidiary's cost to be at least $400,000, therefore the Company has included a provision for environmental costs of $400,000 in the results of operations for the nine (9) month period ended September 30, 1994. Based on information presently available, the Company does not believe, as of the date of this report, that compliance with the administrative consent agreement, or the assessment of penalties, or the facility being placed in the System, should have a material adverse effect on the Company, the Company's subsidiary or the Company's financial condition, however, there are no assurances to that effect.

C. A subsidiary of the Company was named in April 1989 as a third party defendant in a lawsuit alleging defects in fan coil units installed in a commercial building. The amount of damages sought by the owner against the general contractor and the subsidiary s customer are substantial. The subsidiary s customer alleges that to the extent defects exist in the fan coil units, it is entitled to recovery from the subsidiary. The Company s subsidiary generally denies their customer s allegations and contends that any failures in the fan coil units were a result of improper design by the customer, improper installation or other causes beyond the subsidiary s control. The subsidiary has in turn filed claims against the suppliers of certain materials used to manufacture the fan coil units to the extent any failures in the fan coil units were caused by such materials. Discovery in these proceedings is continuing. The Company believes it is probable that it will receive insurance proceeds in the event of an unfavorable outcome.

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

Note 8:  Subsequent Events

A. On November 3, 1994, the Company received a commitment letter (the "Commitment") from an asset based lending institution for an asset based working capital revolver ("New Revolver") in an amount of approximately $75 million for an initial term of three (3) years with multiple thirteen (13) month renewal periods under certain conditions. The facility being proposed, if completed, will be secured principally by the Company's accounts receivables, inventory, general intangibles, chattel paper and the capital stock of certain of the Company's subsidiaries. The Commitment is subject to the negotiation of a definitive agreement which will incorporate in more specific details the general terms and conditions of the commitment. Management expects to complete negotiations and have the New Revolver in place by the end of the fourth quarter of 1994; however, there are no assurances that such will happen. The Commitment proposes advance rates of 85% for eligible receivables and 60% for eligible inventories other than work-in-process. If the New Revolver is agreed to, along the terms presently being negotiated, it is anticipated that the borrowing availability under the line should be adequate to finance the current working capital requirements of the Company and its subsidiaries.

B. On November 4, 1994 the Company entered into an agreement to purchase eighty percent (80%) of the outstanding stock of a specialty sales organization to enhance the marketing of the Company's air conditioning products. The total purchase price to be paid by the Company is $4 million, payable $1.5 Million at closing and $500,000, plus interest at 7% on the unpaid purchase price, annually for five (5) years. The Company expects to close this transaction in January, 1995 however, there are no assurances that such closing will be completed on such schedule.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
  RESULTS OF OPERATIONS


        The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with a review of the Company's September 30, 1994 Condensed Consolidated Financial Statements. This discussion and analysis is intended to provide information about the Company's continuing operations. Accordingly, it contains only limited discussions of the Company's Financial Services Business, sold in 1994, which has been reported as a discontinued operation in the Company's Condensed Consolidated Financial Statements at September 30, 1994. See "Liquidity and Capital Resources" of this "Management's Discussion and Analysis", and Note 2 of Notes to Condensed Consolidated Financial Statements for further discussion of the sale of Equity Bank.

OVERVIEW

        The Company is a diversified holding company which is engaged, through its subsidiaries, in the Chemical Business, the Environmental Control Business, the Automotive Products Business and the Industrial Products Business.

        Information about the Company's continuing operations in different industry segments for the nine months and three months ended September 30, 1994 and 1993 is detailed below.


                                       Nine Months              Three Months
                                     1994          1993       1994        1993
                                     ----          ----       ----        ----
                                                        (In thousands)
                                                        (Unaudited)
Sales:
  Chemical                         $103,859    $ 90,515    $ 31,136    $ 27,512
  Environmental Control              52,977      51,465      17,727      17,900
  Automotive Products                25,420      21,956       7,820       7,250
  Industrial Products                 8,698      13,862       2,006       4,670
                                    -------     -------     -------     -------
                                   $190,954    $177,798    $ 58,689    $ 57,332
                                    =======     =======     =======     =======
Gross profit:
  Chemical                         $ 20,479    $ 22,401    $  5,304    $  5,911
  Environmental Control              13,439      11,209       4,658       3,783
  Automotive Products                 6,188       7,488       1,886       2,501
  Industrial Products                 1,717       3,709         387       1,259
                                    -------     -------     -------     -------
                                   $ 41,823    $ 44,807    $ 12,235    $ 13,454
                                    =======     =======     =======     =======
Operating profit (loss):
  Chemical                         $ 11,130    $ 15,549    $  2,564    $  3,605
  Environmental Control               3,527       2,701       1,198         584
  Automotive Products                  (678)      2,306        (553)        529
  Industrial Products                (2,103)      1,423      (1,400)        758
  Other                               2,181       2,037         998         414
                                    -------     -------     -------     -------
                                     14,057      24,016       2,807       5,890
General corporate expenses           (4,937)     (7,780)     (2,110)     (2,230)
Interest expense                     (5,081)     (5,778)     (1,688)     (1,608)
Income (loss) from continuing       -------     -------     -------     -------
  operations before
  provision (credit) for
  income taxes                     $  4,039    $ 10,458    $   (991)   $  2,052
                                    =======     =======     =======     =======






RESULTS OF OPERATIONS

Nine months ended September 30, 1994 vs. Nine months ended September 30, 1993.

        Revenues

        Total revenues for the nine months ended September 30, 1994 and 1993 were $194.2 million and $181.5 million, respectively (an increase of $12.7 million). Interest and other income included in total revenues was $3.3 million in 1994, compared to $3.7 million for 1993. This decrease of $.4 million resulted primarily from insurance claim proceeds recorded in the first quarter of 1993. Consolidated net sales included in total revenues for the nine months ended September 30, 1994 were $191.0 million, compared to $177.8 million for the first nine months of 1993, an increase of $13.2 million. This increase in sales resulted principally from; (i) increased sales in the Chemical Business of $13.3 million, primarily due to favorable weather conditions for seasonal fertilizer sales and the higher price of ammonia being partially passed through to customers; (ii) increased sales in the Environmental Control Business of $1.5 million, primarily due to an expanded customer base in 1994 and the continued recovery from the effects of a strike that took place in 1992 at the fan coil manufacturing plant of this business;
(iii) increased sales in the Automotive Products Business of $3.6 million due to an expanded customer base in 1994, and (iv) decreased sales in the Industrial Products Business of $5.2 million, of which $4.3 million relates to decreased sales to a foreign customer (see Note 5 to Notes to Condensed Consolidated Financial Statements and discussion under the "Liquidity and Capital Resources" section of this report).

        Gross Profit

        Gross profit as a percent of net sales was 21.9% for the first nine months of 1994, compared to 25.2% for the first nine months of 1993. The decline in the gross profit percentage was due primarily to higher cost of the primary raw material (ammonia) in the Chemical Business. During the first nine months of 1994 the average cost of ammonia was approximately 35.3% higher than the average cost of ammonia during the first nine months of 1993. This higher cost was not fully passed on to customers in the form of price increases. Other factors which affected the gross profit percentage were improved gross profit after recovery from the effects of a strike in 1992 at the fan coil manufacturing plant of the Environmental Control Business that were still being experienced in the first nine months of 1993; and, decreased sales to a foreign customer in the Industrial Products Business which carried a high gross profit percentage.

        Selling, General and Administrative Expense

        Selling, general and administrative ("SG&A") expenses as a percent of net sales were 18.6% in the nine months ended September 30, 1994 and 17.1% in the first nine months of 1993. This increase in SG&A as a percent of sales was primarily due to: (i) decreased sales to a foreign customer in the Industrial Products Business with no corresponding reduction in SG&A costs;
(ii) increased insurance costs in the Industrial Products Business resulting from settlement of certain claims; (iii) costs incurred in the heat pump segment of the Environmental Control Business related to acquisition of an OEM contract with a large customer; and (iv) low provision for bad debt expenses in 1993 in the Environmental Control Business compared to the provision in 1994. These factors were offset in part by a decrease in legal costs resulting from settlement of the customs matter in the second quarter of 1993 and settlement of a dispute with one of the Company's insurors in the first quarter of 1994, in addition to sales increases due to higher ammonia prices in the Chemical Business with no corresponding increase in SG&A costs.

        Interest Expense

        Interest expense for the Company was approximately $5.1 million during the nine months ended September 30, 1994 compared to approximately $5.8 million during the nine months ended September 30, 1993. The decrease primarily resulted from lower average balances of borrowed funds.

        Income From Continuing Operations Before Taxes

        The Company had income from continuing operations before income taxes of $4.0 million in the first nine months of 1994 compared to $10.5 million in the nine months ended September 30, 1993. The decreased profitability of $6.5 million was primarily due to lower gross profit realized on sales in the Chemical Division due to unrecovered ammonia price increases in 1994 and decreased profit of $1.3 million from the foreign sales contract as previously discussed. Also contributing to this decline is the $.4 million provision for environmental matter discussed in Note 7 of Notes to Condensed Consolidated Financial Statements and $.4 million in increased insurance costs in 1994 in the Industrial Products Business.

        Provision For Income Taxes

        As a result of the Company's net operating loss carryforward for income tax purposes as discussed elsewhere herein and in Note 3 of Notes to Condensed Consolidated Financial Statements, the Company's provisions for income taxes for the nine months ended September 30, 1994 and the nine months ended September 30, 1993 are for current state income taxes and federal alternative minimum taxes.

        Income From Discontinued Operations

        Income from discontinued operations reflects the results of operations of the Financial Services Business excluding income and expenses of the Retained Corporations and the Retained Assets as discussed in Note 2 of Notes to Condensed Consolidated Financial Statements. Income from discontinued operations, net of expenses, was $.6 million in the first nine months of 1994 compared to $1.2 million in the first nine months of 1993.

        Gain From Sale of Discontinued Operations

        As more fully discussed in Note 2 of Notes to Condensed Consolidated Financial Statements, the Company realized a gain of $24.2 million from the sale on May 25, 1994 of its Wholly-owned subsidiary Equity Bank, which gain is included in the company's results of operations for the nine months ended September 30, 1994.

Three months ended September 30, 1994 vs. Three months ended September 30,
1993.

        Revenues

        Total revenues for the three months ended September 30, 1994 and 1993 were $60.1 million and $58.7 million, respectively (an increase of $1.4 million). Interest and other income included in total revenues was approximately $1.4 million in both periods. Consolidated net sales included in total revenues for the three months ended September 30, 1994 were $58.7 million, compared to $57.3 million for the three months ended September 30, 1993, an increase of $1.4 million. This increase in sales resulted principally from: (i) increased sales in the Chemical Business of $3.6 million, primarily due to the higher price of ammonia being partially passed through to customers; and, improved sales of Total Energy Systems Limited ("TES") which was acquired in July, 1993; (ii) increased sales in the Automotive Products Business of $.7 million due to an expanded customer base in 1994, and (iii) decreased sales in the Industrial Products Business of $2.7 million, of which $1.9 million relates to decreased sales to a foreign customer (see Note 5 to Notes to Condensed Consolidated Financial Statements and discussion under the "Liquidity and Capital Resources" section of this report).

        Gross Profit

        Gross profit as a percent of net sales was 20.8% for the third quarter of 1994, compared to 23.5% for the third quarter of 1993. The decline in the gross profit percentage was due primarily to higher cost of the primary raw material (ammonia) in the Chemical Business. During the third quarter of 1994 the average cost of ammonia was approximately 65.1% higher than the average cost of ammonia during the third quarter of 1993. This higher cost was not fully passed on to customers in the form of price increases. Other factors which affected the gross profit percentage were improved gross profit after recovery from the effects of a strike in 1992 at the fan coil manufacturing plant of the Environmental Control Business that was still being experienced in the third quarter of 1993; and, decreased sales in 1994 to a foreign customer which affected both the Industrial Products Business and the Automotive Products Business.

        Selling, General and Administrative Expense

        Selling, general and administrative ("SG&A") expenses as a percent of net sales were 22.1% in the three months ended September 30, 1994 and 19.4% in the three months ended September, 1993. This increase in SG&A as a percentage of net sales was attributable to: (i) decreased sales to a foreign customer in the Industrial Products Business with no corresponding reduction in administrative costs; (ii) increased insurance costs in the Industrial Products Business resulting from settlement of certain claims; and (iii) start-up costs related to a new subsidiary in the Industrial Products Business. These factors were offset in part by sales increases in the Chemical Business due to partial recovery of higher ammonia prices with no corresponding increase in SG&A.

        Interest Expense

        Interest expense for the Company was approximately $1.7 million during the three months ended September 30, 1994 compared to approximately $1.6 million during the three months ended September 30, 1993. The increase primarily resulted from higher average interest rates.

        Income From Continuing Operations Before Taxes

        The Company had a loss from continuing operations before income taxes of $1.0 million in the third quarter of 1994 compared to income of $2.1 million in the third quarter of 1993. The decreased profitability of $3.1 million was primarily due to lower gross profit realized on sales in the Chemical
Division, decreased profit of $.5 million from the foreign sales contract and increased insurance cost of the Industrial Products Business of approximately $.4 million.

        Provision For Income Taxes

        As a result of the Company's net operating loss carryforward for income tax purposes as discussed elsewhere herein and in Note 3 of Notes to Condensed Consolidated Financial Statements, the Company's provisions or credits for income taxes for the three months ended September 30, 1994 and the three months ended September 30, 1993 are for current state income taxes and federal alternative minimum taxes.

Income From Discontinued Operations

        Income from discontinued operations reflects the results of operations of the Financial Services Business excluding income and expenses of the Retained Corporations and the Retained Assets as discussed in Note 2 of Notes to Condensed Consolidated Financial Statements. Income from discontinued operations, net of expenses, was $.6 million in the third quarter of 1993. There was no income from discontinued operations in the third quarter of 1994 due to the sale of Equity Bank in the second quarter of 1994.


         LIQUIDITY AND CAPITAL RESOURCES

        The Company is a diversified holding Company and its liquidity is dependent, in large part, on the operations of its subsidiaries and credit agreements with lenders.

Sale of Equity Bank - As previously discussed, the Company sold to Fourth Financial Corporation ("Fourth Financial") Equity Bank for Savings, F.A. ("Equity Bank") pursuant to the Acquisition Agreement, whereby the Company agreed to sell Equity Bank, which constituted the Financial Services Business of the Company. Pursuant to the Acquisition Agreement, Fourth Financial acquired all of the outstanding shares of capital stock of Equity Bank on May 25, 1994. Under the Acquisition Agreement, the Company acquired from Equity Bank prior to the completion of the sale of Equity Bank certain subsidiaries of Equity Bank ("Retained Corporations") that owned the assets contributed by the Company to Equity Bank at the time of the acquisition of Equity Bank by the Company for Equity Bank's carrying values of such Retained Corporations. At the time of the acquisition of the Retained Corporations such carrying value was approximately $67.4 million. At the time of the closing of the sale of Equity Bank, a subsidiary of the Company acquired the Equity Tower Loan and other real estate owned by Equity Bank that were acquired by Equity Bank through foreclosure ("OREO"), which have collectively been previously defined as the "Retained Assets". The Retained Assets were acquired for an amount equal to Equity Bank's carrying value of the Retained Assets at time of closing of the sale of Equity Bank, which was approximately $17.5 million. In addition, the Company acquired (i) certain loans owned by Equity Bank at book value or $1.00 in the case of loans that had been charged off ("Other Loans")and (ii) certain other loans at Equity Bank's carrying value of $4.6 million less a discount of $1.9 million.

        The Purchase Price paid by Fourth Financial for Equity Bank was approximately $91.1 million, and was subject to determination and adjustment in accordance with the Acquisition Agreement. Of the approximately $91.1 million, the Company used approximately $67.4 million to repay certain indebtedness the Company incurred to finance the purchase from Equity Bank of the Retained Corporations. In addition, the Company used approximately $17.5 million to purchase the Retained Assets. The Company was further required under the Acquisition Agreement to purchase from Equity Bank at the closing of the proposed sale the outstanding amount of Receivables (approximately $7.0 million). The Company used approximately $3 million of borrowings from the Bank IV Line of Credit discussed elsewhere in this Liquidity and Capital Resources section to purchase the balance of such Receivables and $2.7 million of discounted loans (as discussed above) from Equity Bank. The Company has subsequently obtained seven year term financing to replace the temporary financing of the approximate $2.7 million in discounted loans it purchased from Equity Bank.

        The sale of Equity Bank pursuant to the Acquisition Agreement resulted in a pre-tax gain for financial reporting purposes for the Company of approximately $24.2 million, based upon the Purchase Price of approximately $91.1 million. The Company's tax basis in Equity Bank was higher than its basis for financial reporting purposes. Under current federal income tax laws, the consummation of the Acquisition Agreement and the sale of Equity Bank did not have any federal income tax consequences to either the Company or to the shareholders of the Company.

Sources of funds - As a result of the sale of Equity Bank, the capitalization of the Company improved considerably. Stockholders' equity is approximately $97 million at September 30, 1994. The Company is also in the process of finalizing a comprehensive new debt capitalization program. The plan is to consolidate the current working capital requirements of the Company and its subsidiaries into one loan agreement instead of the three agreements that currently exist and are described below. On November 3, 1994, the Company received a commitment letter (the "Commitment") from an asset based lending institution for an asset based working capital revolver ("New Revolver") in an amount of approximately $75 million for an initial term of three (3) years with multiple thirteen (13) month renewal periods under certain conditions. The facility being proposed, if completed, will be secured principally by the Company's accounts receivables, inventory, general intangibles, chattel paper and the capital stock of certain of the Company's subsidiaries. The Commitment is subject to the negotiation of a definitive agreement which will incorporate in more specific details the general terms and conditions of the Commitment. Management expects to complete negotiations and have the New Revolver in place by the end of the fourth quarter of 1994; however, there are no assurances that such will happen. The Commitment proposes advance rates of 85% for eligible receivables and 60% for eligible inventories other than work-in-process. If the New Revolver is agreed to, along the terms presently being negotiated, it is anticipated that the borrowing availability under the line should be adequate to finance the current working capital requirements of the Company and its subsidiaries.

Present lines of credit prior to the proposed New Revolver being negotiated are:

(1) As a result of the sale of Equity Bank, the Company's accounts receivable financing previously provided by Equity Bank had to be replaced. Fourth Financial through its Oklahoma banking subsidiary has provided a $35 million line of credit to finance such receivables ("Line of Credit"). The Line of Credit provides for advance rates of 80% of accounts receivable and is for a short term, allowing time for a more comprehensive line of credit to be negotiated as discussed above. The outstanding borrowings at September 30, 1994 were $27.5 million and the availability for additional borrowings was $2.3 million. This line of credit terminates as of December 31, 1994. The outstanding borrowings at September 30, 1994 are classified as long-term debt based upon the application of the proceeds from the New Revolver as discussed above.

(2) The Company and its subsidiaries (other than the Chemical Business) are parties to a credit agreement ("Agreement"), with an unrelated lender ("Lender"), collateralized by certain inventory and certain other assets of the Company and its subsidiaries (including the capital stock of International Environmental Corporation) other than the assets and capital stock of the Chemical Business. The Credit Agreement provides for a revolving credit facility ("Revolver") for direct borrowing up to $8 million, including the issuance of letters of credit. The Revolver provides for advances at varying percentages of eligible inventory. This Agreement expires on November 30, 1994, but the Company believes the Agreement can be extended at that time to December 31, 1994 if the New Revolver has not been completed, although there are no assurances to that effect. At September 30, 1994, the availability based on eligible collateral exceeded the credit line. Borrowings (including letters of credit) under the Revolver outstanding at September 30, 1994, were $7.2 million which is classified as long-term debt based upon the application of the proceeds from the New Revolver as discussed above. The Revolver requires reductions of principal equal to reductions as they occur in the underlying inventory times the advance rate.

(3) The Company's wholly-owned subsidiaries, El Dorado Chemical Company and Slurry Explosive Corp., which comprise the majority of the Company's Chemical Business ("Chemical"), are parties to a loan agreement ("Loan Agreement") with two institutional lenders ("Lenders"). This Loan Agreement, as amended , provides for a seven year term loan of $28.5 million ("Term Loan"), and a $10 million asset based revolving credit facility ("Revolving Facility"). The balance of the Term Loan at September 30, 1994 was $21.4 million. Annual principal payments on the Term Loan are $7 million due in June, 1995; $7 million due in June 1996 and a final payment of $7.4 million due in March 1997. Borrowings under the Revolving Facility are available up to the lesser of $10 million or the borrowing base. The borrowing base is determined by deducting 100% of Chemical's accounts receivable financed by Fourth Financial from the maximum borrowing availability as defined in the Revolving Facility. This revolving facility terminates as of November 30, 1994. The Company believes that if it has not been able to complete the New Revolver by December 31, 1994, it will be able to continue borrowing under the revolver until December 31, 1994, although there are no assurances to that effect. At September 30, 1994 the borrowing base was fully borrowed and was classified as long-term debt based upon the application of the proceeds from the New Revolver as discussed above. The accounts receivable and inventory securing the revolving facility will be released when the revolving facility is paid off and the Company and its subsidiaries enter into the New Revolver discussed above. The Revolving Facility requires reductions of principal equal to reductions as they occur in the underlying accounts receivable and inventory times the applicable advance rate, assuming that the outstanding balance under the Revolving Credit Facility is less than the then maximum line availability based on eligible collateral. Borrowings under the Revolving Facility are required to be reduced to zero for forty-five
        (45) consecutive days annually. Annual interest at the agreed to interest rates, if calculated on the $30.9 million outstanding balance at September 30, 1994 would be approximately $3.4 million. The Term Loan and Revolving Facility are secured by substantially all of the assets and capital stock of Chemical. The Loan Agreement requires Chemical to maintain certain financial ratios and contains other financial covenants, including tangible net worth requirements and capital expenditures limitations. As of the date of this report, Chemical is in compliance with all financial covenants. Under the terms of the Loan Agreement, Chemical cannot transfer funds to the Company in the form of cash dividends or other advances, except for (i) the amount of taxes that Chemical would be required to pay if it was not consolidated with the Company; and (ii) an amount equal to fifty percent (50%) of Chemical's cumulative adjusted net income as long as Chemical's Total Capitalization Ratio, as defined, remains .65:1 or below.

        Cash Flows

        Net cash provided by continuing operating activities in the first nine months of 1994, after a net adjustment for non-cash income and expenses of $5.6 million, was $10.8 million. The net cash provided by continuing operating activities included the following changes in assets and liabilities:
(i) accounts receivable increased $0.3 million; (ii) accounts payable and accrued liabilities increased $12.9 million; (iii) inventory increased $4.5 million; and, (iv) supplies and prepaid items and other assets increased $6.6 million. The increase in accounts receivable is due to higher sales in the Chemical and Automotive Products businesses, offset by decreased accounts receivable in the Environmental Control and Industrial Products businesses due to improved collections. The increase in accounts payable and accrued liabilities was due primarily to increased business activity in the Chemical and Automotive Products businesses, in addition to increases in the Chemical Business due to the higher cost of ammonia. The increase in inventory was due to purchases made in the Automotive Products Business to take advantage of favorable prices from certain vendors, increased ammonia cost in the Chemical Business, and increases in inventory at the businesses acquired in 1993 (TES Australia - July, 1993 and International Bearings, Inc. - December, 1993).
The increase in supplies and prepaid items and other assets is primarily due to prepayments for insurance premiums, supplies, and other items in the Chemical Business, in addition to increased investment securities, loans made in connection with certain acquisition candidates, and an increase in costs and earnings in excess of billings on the foreign sales contract. Financing activities in the first nine months of 1994 included net borrowings of $43.7 million used to offset reductions in accounts receivable sold of $31.8 million resulting from termination of the accounts receivable financing arrangement with Equity Bank, in addition to dividend payments of $2.8 million and treasury stock purchases of $4.1 million. Cash flows from investing activities included capital expenditures for property, plant and equipment in the Chemical Business of $9.9 million related to construction of an additional nitric acid plant which began in 1993 in addition to normal capital improvements, and capital expenditures of $1.3 million in the Environmental Control Business primarily for acquisition of certain equipment to improve productivity and enhance the manufacturing processes of this business. Cash flows from investing activities also included the purchase of certain loans receivable for $2.9 million in connection with the sale of Equity Bank and proceeds from the sale of real estate properties acquired in connection with the sale of Equity Bank of $4.1 million.

        Future cash requirements include working capital requirements for anticipated sales increases in the Environmental Control Business, the Chemical Business and the Automotive Products Business, and funding for future capital expenditures, primarily in the Chemical Business. Funding for the higher accounts receivable resulting from anticipated sales increases will be provided by the Line of Credit and/or the New Revolver. Inventory requirements for the higher anticipated sales activity should be met by scheduled reductions in the inventories of the Environmental Control and Automotive Products Businesses.

        During November 1993, the Company's Chemical Business acquired an additional concentrated nitric acid plant and related assets from a location in Illinois. The plant is being installed at the existing manufacturing plant site located in El Dorado, Arkansas. The Company anticipates that the total amount to be expended to acquire, move and install the plant and assets will be approximately $16 million including $1.6 million for new nitric acid railcars used to deliver the product to the customers. As previously discussed in the "cash Flows" section of this report, as of September 30, 1994, the Company had incurred approximately $8.8 million of the estimated $16 million. The Company expects the plant and asset installation to be complete and operational in early 1995.

        On October 31, 1994, a subsidiary of the Company entered into a Loan and Security Agreement with a lender whereby the lender agreed to provide construction financing of approximately $14 million for the installation of the Chemical Business' concentrated nitric acid plant and assets, discussed above, to be secured by such plant and assets. Subject to certain conditions being met, such construction financing may be converted to an eighty-four (84) month term loan at the end of the construction period. The lender has also agreed to provide approximately $1.6 million of financing for the purchase of the nitric acid railcars discussed above and approximately $1.5 million financing for a mixed acid facility which the Chemical Business plans to construct and begin operations during the second half of 1995. The subsidiary received the initial funding of $5 million in construction funds on November
7, 1994. The receipt by the subsidiary of the remaining construction funds is dependent on, among other things, the Company completing negotiations and funding of the New Revolver discussed above. As previously noted, the Company believes that it will be successful in funding the New Revolver prior to December 31, 1994, although there are no assurances that the Company will be able to do so.

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

        On November 11, 1993 the Company's Board of Directors declared a $12.00 a share annual cash dividend on each of the 2,000 outstanding shares of its Series B 12% Cumulative Convertible Preferred Stock, $100 par value, payable January 1, 1994 to stockholders of record on December 1, 1993, which is the annual dividend of $240,000 on this series of preferred stock for 1994. On February 10, 1994 the Company's Board of Directors declared a (i) $.81 a share quarterly cash dividend on each outstanding share of its Series 2 $3.25 Convertible Exchangeable Class C Preferred Stock, paid March 15, 1994 to shareholders of record on March 1, 1994, and (ii) $10.00 a share annual cash dividend on each of the approximate 1600 outstanding shares of its Convertible Noncumulative Preferred Stock ($100 par), paid April 1, 1994 to stockholders of record on March 15, 1994. On May 23, 1994, the Company's Board of
Directors declared a $.81 per share quarterly cash dividend on each outstanding share of its Series 2 $3.25 convertible exchangeable Class C Preferred Stock, paid June 15, 1994 to shareholders of record on June 1, 1994. On August 19, 1994 the Company's Board of Directors declared a $.81 per share quarterly cash dividend on each outstanding share of its Series 2 $3.25 convertible exchangeable class C Preferred Stock, paid September 15, 1994 to stockholders of record on September 1, 1994. The Company expects to continue the payment of such dividends on the dates that such are required to be paid in the future.

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



        Business Acquisitions - On July 27, 1994 the Company through a subsidiary loaned $1.4 million to a French manufacturer of HVAC equipment. The agreements provide, among other things, that at the Company's option this loan can be converted from a loan into 80% of the outstanding stock of the French company on or after September 1, 1994. At this time the decision has not been made to exercise such option and the $1.4 million is carried on the books as a note receivable.

        On November 4, 1994 the Company entered into an agreement to purchase eighty percent (80%) of the outstanding stock of a specialty sales organization to enhance the marketing of the Company's air conditioning products. The total purchase price to be paid by the Company is $4 million, payable $1.5 Million at closing and $500,000, plus interest at 7% on the unpaid purchase price, annually for five (5) years. The Company expects to close this transaction in January, 1995 however, there are no assurances that such closing will be completed on such schedule.

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

        Letters of Intent with Foreign Customers - During the second and third quarters of 1993, a subsidiary of the Company signed two separate letters of intent to supply separate customers, one in the former Soviet Union and one in Poland, with equipment to manufacture environmental control products. Subsequently, the Company has decided to discontinue negotiations relating to the prospective customer located in the former Soviet Union. The Company continues negotiations regarding the customer in Poland. The Company expects to complete agreements which will include the sale of licenses, designs, tooling, machinery, equipment, technical information, proprietary expertise , and technical services. The total sales price for the contract is expected to be approximately $25 million. The project is subject to completion of a definitive agreement between the foreign customer and the Company's subsidiary. There are no assurances that a definitive contract with the customer will be finalized.

        Availability of Company's Loss Carryovers - The Company anticipates that its cash flow in future years will benefit to some extent from its ability to use net operating loss ("NOL") carryovers from prior periods to reduce the federal income tax payments which it would otherwise be required to make with respect to income generated in such future years. As of September 30, 1994, the Company, had available NOL carryovers of approximately $35 million, based on its federal income tax returns as filed with the Internal Revenue Service for taxable years through 1993. These NOL carryovers will expire beginning in the year 1999.

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



ERNST & YOUNG LLP                                   1700 Liberty Tower
                                                    100 North Broadway
                                                    Oklahoma City, OK 73102
                                                    Phone: 405 278 6800
                                                    Fax: 405 278 6823



                  Independent Accountants' Review Report


Board of Directors
LSB Industries, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of LSB Industries, Inc. and subsidiaries as of September 30, 1994, the related condensed consolidated statements of operations for the nine-month and three-month periods ended September 30, 1994 and 1993, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 1994 and 1993. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of LSB Industries, Inc. as of December 31, 1993, and the related consolidated statements of operations, non-redeemable preferred stock, common stock and other stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated March 15, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1993, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



November 9, 1994                                        /s/ ERNST & YOUNG LLP
                                  PART II
                             OTHER INFORMATION
Item 1.  Legal Proceedings.

There are no additional material legal proceedings pending against the Company and/or its subsidiaries not previously reported by the Company in Item 1 of its Form 10-Q for the fiscal period ended June 30, 1994, which Item 1 is incorporated by reference herein.

Item 4.  Submission of Matters to a Vote of Security Holders

        On August 18, 1994, the Company held its Annual Meeting of Stockholders (the "Meeting"). At the Meeting, the following shares were entitled to vote as a single class 13,580,191 shares of the Company's Common Stock, 20,000 shares of the Company's Series B Cumulative Convertible Preferred Stock, par value $100, and 1,614.5 shares of the Company's Redeemable convertible Preferred Stock, par value $100. At the Meeting, the stockholders elected or approved the following:

1. The following three (3) directors were reelected as members of the Board of Directors: Barry H. Golsen, David R. Goss and Jerome D. Shaffer M.D. At the Meeting, (i) Mr. Golsen was reelected, with 12,562,298 shares voting "For", 71,540 shares voting "Against" or to "withhold authority" and zero shares abstaining and broker non-votes, (ii) Mr. Goss was reelected, with 12,563,125 shares voting "For", 70,713 shares voting "Against" or to "withhold authority", and zero shares abstaining and broker non-votes, and (iii) Dr. Shaffer was reelected with 12,560,608 shares voting "For", 73,230 shares voting "Against" or to "withhold authority" and zero shares abstaining and broker non-votes.

2. Reappointment of Ernst & Young as the Company's independent auditors for 1994. Such reappointment was approved, with 12,571,348 shares voting "For", 52,713 shares voting "Against" or to "withhold authority" and 9,777 abstaining and broker non-votes.

Item 6.  Exhibits and Reports on Form 8K

        (a)
        Exhibits. The Company has included the following exhibits in this report:

        4. Instruments defining the rights of security holders, including indentures

        4.01 Twentieth Amendment to Loan Agreement, dated August 23, 1994, among Congress, the Company, and certain subsidiaries of the Company.

        4.02 Twenty-first Amendment to Loan Agreement, dated September 16, 1994, among Congress, the Company, and certain subsidiaries of the Company.

        4.03 Twenty-second Amendment to Loan Agreement, dated October 13, 1994, among Congress, the Company, and certain subsidiaries of the Company.

        4.04 Twenty-third Amendment to Loan Agreement, dated October 24, 1994, among Congress, the Company, and certain subsidiaries of the Company.

        4.05 Amendment dated September 29, 1994 to the Amended and Restated Secured Credit Agreement and the Second Amended and Restated Working Capital Agreement, both dated as of January 21, 1992 among El Dorado Chemical Company, Slurry Explosive Corporation, Connecticut Mutual Life Insurance Company, C.M. Life Insurance Company Mutual and Household Commercial Financial Services, Inc.

        4.06 Second Amendment Agreement dated as of October 31, 1994 among El Dorado Chemical Company, Slurry Explosive Corporation Household Commercial Financial Services, Inc., Connecticut Mutual Life Insurance Company Mutual and C.M. Life Insurance Company Mutual

        10.   Material Contracts

        10.1 Loan and Security Agreement dated October 31, 1994 between DSN Corporation and the CIT Group.

        10.2 Commitment Letter dated November 3, 1994 between the Company and certain subsidiaries of the Company and Bank America Business Credit, Inc.

        10.3 Stock Purchase Agreement dated November 4, 1994 between the Company and the shareholders of a specialty sales organization.

        11.1 Statement Re:  Computation of Earnings Per Share.

        15.1 Letter Re:  Unaudited Interim Financial Information.

        27   Financial Data Schedule

(b)     Reports on Form 8K.   During the quarter ended September 30, 1994, the
        Company did not file any reports on Form 8-K.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly-authorized, to sign this report on its behalf on this 14th day of November, 1994.


                                            LSB INDUSTRIES, INC.



                                    By:
                                        Tony M. Shelby, Sr. Vice President
                                        (Chief Financial Officer)


                                    By:
                                        Jimmie D. Jones, Vice President
                                        Controller (Chief Accounting Officer)


10q\10q-s94.tag