Form 10-Q/A
period 1994-09-30
LSB INDUSTRIES INC
filed 1994-12-20
CIK 60714

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549


                                FORM 10-Q/A

                              AMENDMENT NO. 1
                                    TO




[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly period ended    September 30, 1994
                          -----------------------------
                                    OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   THE SECURITIES EXCHANGE ACT OF 1934

For The transition period from                to
                              ----------------   ---------------
Commission file number     1-7677
                      ------------------------------------------

                            LSB INDUSTRIES, INC.
           -----------------------------------------------------
           Exact name of Registrant as specified in its charter


         DELAWARE                                 73-1015226
- ------------------------------              --------------------
State or other jurisdiction of                 I.R.S. Employer
incorporation or organization                 Identification No.

          16 South Pennsylvania,   Oklahoma City, Oklahoma  73107
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
                    YES   x        NO
                       -----          -----
The number of shares outstanding of the Registrant's voting Common Stock, as of November 8, 1994 is 13,060,046 shares excluding 1,558,590 shares held as treasury stock.

(a) Exhibits. The Company has included the following exhibits in this report:


27   Financial Data Schedule



                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly-authorized, to sign this report on its behalf on this 20th day of December, 1994.


                  LSB INDUSTRIES, INC.



                                   By:  /s/ Tony M. Shelby
                                    ----------------------------------
                                    Tony M. Shelby, Sr. Vice President
                                   (Chief Financial Officer)


                                   By: /s/ Jimmie D. Jones
                                      --------------------------------
                                   Jimmie D. Jones, Vice President
                                   Controller (Chief Accounting Officer)


10q\10q/a-s94.wpr