Form 10-K
period 1994-12-31
LSB INDUSTRIES INC
filed 1995-04-14
CIK 60714

FORM 10-K
                               UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

(Mark One)

 /X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

            For the fiscal year ended:  December 31, 1994

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

                              (405) 235-4546
                                --------------

Securities Registered Pursuant to Section 12(b) of the Act:

                                           Name of Each Exchange
       Title of Each Class                  On Which Registered
- --------------------------------          ----------------------
Common Stock, Par Value $.10              New York Stock Exchange
Preferred Share Purchase Rights           New York Stock Exchange
















                         (Facing Sheet Continued)

Securities Registered Pursuant to Section 12(g) of the Act:
$3.25 Convertible Exchangeable Class C Preferred Stock, Series 2.


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

      As of March 31, 1995, the aggregate market value of the 9,423,861 shares of voting stock of the Registrant held by non-affiliates of the Company equaled approximately $57,721,149 based on the closing sales price for the Company's common stock as reported for that date. That amount does not include (1) the 1,588 shares of Convertible Non-Cumulative Preferred Stock (the "Non-Cumulative Preferred Stock") held by non-affiliates of the Company,
(2) the 20,000 shares of Series B 12% Convertible, Cumulative Preferred Stock (the "Series B Preferred Stock"), and (3) the 915,000 shares of $3.25 Convertible Exchangeable Class C Preferred Stock, Series 2, excluding 5,000 shares held in treasury (the "Series 2 Preferred Stock"). An active trading market does not exist for the shares of Non-Cumulative Preferred Stock or the Series B Preferred Stock . The shares of Series 2 Preferred Stock do not have voting rights except under limited circumstances.

      As of March 31, 1995, the Registrant had 13,044,922 shares of common stock outstanding (excluding 1,575,594 shares of common stock held as treasury stock).






























                     FORM 10-K OF LSB INDUSTRIES, INC.

                             TABLE OF CONTENTS

                                  PART I
                                                                        Page

Item  1.    Business

                  General                                                1
                  Segment Information and Foreign
                    and Domestic Operations and Export Sales             1
                  Chemical Business                                      1
                  Environmental Control Business                         3
                  Automotive Products Business                           5
                  Industrial Products Business                           6
                  Employees                                              8
                  Research and Development                               8
                  Environmental Compliance                               8

Item 2.     Properties

                  Chemical Business                                      9
                  Environmental Control Business                        11
                  Automotive Products Business                          11
                  Industrial Products Business                          11

Item 3.     Legal Proceedings                                           12

Item 4.     Submission of Matters to a Vote of
              Security Holders                                          13

Item 4A.    Executive Officers of the Company                           13


                                  PART II


Item 5.     Market for Company's Common Equity
                and Related Stockholder Matters

                  Market Information                                    14
                  Stockholders                                          15
                  Dividends                                             15

Item 6.     Selected Financial Data                                     17

Item 7.     Management's Discussion and Analysis
              of Financial Condition and Results of Operations

                  Overview                                              19
                  Results of Operations                                 19
                  Liquidity and Capital Resources                       22

Item 8.     Financial Statements and Supplementary Data                 28

Item 9.     Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure                    28




                                 PART III


Item 10.    Directors and Executive Officers of the Company             28

Item 11.    Executive Compensation                                      30

Item 12.    Security Ownership of Certain Beneficial Owners and Management37

Item 13.    Certain Relationships and Related Transactions              41


                                  PART IV


Item 14.    Exhibits, Financial Statement Schedules,
              and Reports on Form 8-K                                   43













































                                  PART I
                                  ------
Item 1.     BUSINESS
- -------     --------

General
- -------

      LSB Industries, Inc. (the "Company") was formed in 1968 as an Oklahoma corporation, and in 1977 became a Delaware corporation. The Company is a diversified holding company which is engaged, through its subsidiaries, in (i) the manufacture and sale of chemical products for the explosives, agricultural and industrial acids markets (the "Chemical Business"), (ii) the manufacture and sale of a broad range of air handling and heat pump products for use in commercial and residential air conditioning systems (the "Environmental Control Business"), and (iii) the manufacture or purchase and sale of certain automotive and industrial products, including automotive bearings and other automotive replacement parts (the "Automotive Products Business") and the manufacture, purchase and sale of machine tools (the "Industrial Products Business"). In May, 1994, the Company sold its Financial Services Business, which was comprised of Equity Bank for Savings F.A. ("Equity Bank") and subsidiaries of Equity Bank. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 3 of Notes to Consolidated Financial Statements included elsewhere in this Form 10-K for a brief discussion as to the terms of sale by the Company of its Financial Services Business.

Segment Information and Foreign and Domestic Operations and Export Sales
- ------------------------------------------------------------------------

      Schedules of the amounts of sales, operating profit and loss, and identifiable assets attributable to each of the Company's lines of business and of the amount of export sales of the Company in the aggregate and by major geographic area for each of the Company's last three fiscal years appear in
Note 15 of the Notes to Consolidated Financial Statements included elsewhere in this report.

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

      In addition to its existing facilities, the Company is in the process of constructing a plant in Wilmington, N.C. to allow the Company to produce a mixed acid product for sale. The Company expects this plant to become operational during the third quarter of 1995.

      For 1994, approximately 30% of the sales of the Chemical Business consisted of sales of fertilizer and related chemical products for agricultural purposes, which represented approximately 16% of the Company's 1994 consolidated sales, and 49% consisted of sales of ammonium nitrate and other chemical-based blasting products for the mining industry, which represented approximately 26% of the Company's 1994 consolidated sales. The Chemical Business accounted for approximately 54% and 49% of the Company's 1994 and 1993 consolidated sales, respectively.

      Seasonality:
      -----------

      The Company believes that the only seasonal products of the Chemical Business are fertilizer and related chemical products sold to the agricultural industry. The selling seasons for those products generally occur during the spring and fall planting seasons, i.e., from February through May and from September through November, which causes the Company to build up inventory prior thereto. In addition, sales to the agricultural markets depend upon weather conditions and other circumstances beyond the control of the Company.

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

      Substantial world-wide per ton price increases for ammonia were incurred during 1994 by most, if not all, users of ammonia that are not also manufacturers of ammonia. During 1994, the Company's Chemical Business was not able to recover a substantial portion of these cost increases by way of price increases on its products due to market conditions. As a result, such inability to increase prices for the Chemical Business' products had a substantial negative impact on the Company's 1994 earnings. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of such negative impact. Beginning in the latter part of 1994 and through the first few months of 1995, the Company's Chemical Business has been able to increase its sales prices to cover a substantial portion of the price increases relating to the cost of ammonia that were incurred during 1994. However, the Company is not able to predict, at this time, what the effect of continuing ammonia price increases during 1995, if any, will have on the Company and the Company's earnings.

      The Company believes that it could obtain ammonia from other sources in the event of a termination of the above referenced contract, but such may not be obtainable on as favorable terms as presently available to the Chemical Business under its present agreement.

      Marketing and Distribution:
      --------------------------

      The Chemical Business sells and markets its products to wholesalers and directly through its own sales force using thirty-three distribution centers. See "Properties". The Chemical Business sells low density prilled ammonium nitrate-based explosives primarily to the surface coal mining industry through nine company-owned distribution centers most of which are located in close proximity to the customers' surface mines in the coal producing states of Kentucky, Indiana, Missouri and Illinois, and through four company-owned distribution centers in Australia located in the proximity of the mines. In addition, sales of explosives are made on a wholesale basis to independent wholesalers and other explosives companies.

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

      The Chemical Business sells its industrial acids, consisting primarily of high grade concentrated nitric acid and sulfuric acid, primarily to the food, paper, chemical and electronics industries. Concentrated nitric acid is a special grade of nitric acid used in the manufacture of pharmaceutical, explosives, and other chemical products.

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

      Competition:
      -----------

      The Chemical Business competes with other chemical companies, in its markets, many of whom have greater financial resources than the Company. The Company believes that the Chemical Business is competitive as to price, service, warranty and product performance. The Company believes that the Chemical Business' contract with its supplier of ammonia, which the Company believes allows the Chemical Business to purchase ammonia at a favorable price compared to the world market price of ammonia, allows the Chemical Business the ability to favorably compete with its competitors as to price. The Company believes that the Chemical Business is a leader in the Texas ammonium nitrate market and one of the leading producers of concentrated nitric acid in the United States for third party sales.

Environmental Control Business
- ------------------------------

      General:
      -------

      The Company's Environmental Control Business manufactures and sells a broad range of fan coil, air handling, air conditioning, heating, heat pump and dehumidification products targeted to both new building construction and renovation, as well as industrial application. The fan coil products consist of in-room terminal air distribution equipment utilizing air forced over a fin tube heat exchanger which, when connected to centralized equipment manufactured by other companies, creates a centralized air conditioning and heating system that permits individual room temperature control. The heat pump products manufactured by the Environmental Control Business consist of heat-recovery, water-to-air heat pumps that include a self-contained refrigeration circuit and blower, which allow the unit to heat or cool the space it serves when supplied with recirculating water at mild temperatures. The Environmental Control Business accounted for approximately 29% and 30% of the Company's 1994 and 1993 consolidated sales, respectively, with fan coil products accounting for approximately 16% and heat pump products accounting for approximately 13%, respectively, of the Company's 1994 consolidated sales.

      Production and Backlog:
      ----------------------

      Most of the Environmental Control Business' production of the above-described products occurs on a specific order basis. The Company manufactures the units in many sizes, as required by the purchaser, to fit the space and capacity requirements of hotels, motels, schools, hospitals, apartment buildings, office buildings and other commercial or residential structures.
As of December 31, 1994, the backlog of confirmed orders for the Environmental Control Business was approximately $24.2 million, as compared to approximately $17 million as of December 31, 1993. A customer generally has the right to cancel an order prior to the order being released to production. Past experience indicates that customers generally do not cancel orders after the Company receives them. As of December 31, 1994, the Company had released approximately $21.4 million of backlog orders in the Environmental Control Business to production, all of which are expected to be filled by December 31, 1995.

      Distribution:
      ------------

      The Environmental Control Business sells its products to mechanical contractors, original equipment manufacturers and distributors. The Company's sales to mechanical contractors primarily occur through independent manufacturer's representatives, who also represent complimentary product lines not manufactured by the Company. Original equipment manufacturers generally consist of other air conditioning and heating equipment manufacturers who resell under their own brand name the products purchased from the Environmental Control Business as a separate item in competition with the Company or as part of a package with other air conditioning-heating equipment products to form a total air conditioning system which they then sell to mechanical contractors or end-users for commercial application. Sales to original equipment manufacturers accounted for approximately 36% of the sales of the Environmental Control Business in 1994 and approximately 10% of the Company's 1994 consolidated sales.

      Construction Industry:
      ---------------------

      Historically, the Environmental Control Business has depended primarily on the commercial construction industry, including new construction and the remodeling and renovation of older buildings, however, this Business' recent growth has been in the residential area.

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

Automotive Products Business
- ----------------------------

      General:
      -------

      The Automotive Products Business is primarily engaged in the manufacture and sale of a line of anti-friction bearings, which includes straight-thrust and radial-thrust ball bearings, angular contact ball bearings, and certain other automotive replacement parts. These products are used in automobiles, trucks, trailers, tractors, farm and industrial machinery, and other equipment. The Automotive Products Business accounted for approximately 13% and 12% of the Company's 1994 and 1993 sales, respectively. In 1994, the Automotive Products Business manufactured approximately 47% of the products it sold and approximately 49% in 1993, and purchased the balance of its products from other sources, including foreign sources.

      Distribution and Market:
      -----------------------

      The automotive, truck and agricultural equipment replacement markets serve as the principal markets for the Automotive Products Business. This business sells its products domestically and for export, principally through independent manufacturers' representatives who also sell other automotive products. Those manufacturers' representatives sell to retailers (including major chain stores), wholesalers, distributors and jobbers. The Automotive Products Business also sells its products directly to original equipment manufacturers and certain major chain stores.

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

Industrial Products Business
- ----------------------------

      General:
      -------

      The Industrial Products Business manufactures, purchases and markets a proprietary line of machine tools. The current line of machine tools distributed by the Industrial Products Business includes milling, drilling, turning, fabricating and grinding machines. The Industrial Products Business purchases most of the machine tools marketed by it from foreign companies, which manufacture the machine tools to the Company's specifications. This Business manufactures CNC bed mills and electrical control panels for machine tools.

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

      Customer:
      --------

      The Industrial Products Business does not depend on any single customer, or a few customers, the loss of any one or more of which would have a material adverse effect on the Industrial Products Business. A significant increase in the revenues of the Industrial Products Business occurred during 1992 and 1993 as a result of an agreement with a foreign company ("Buyer"), dated July 6, 1992, to supply the Buyer with equipment, technology and technical services to manufacture certain types of automotive bearing products. The Company has shipped to the Buyer all machinery and equipment and the tooling and designs required under the agreement. The agreement provides for a total contract amount of approximately $56.0 million, with $12.0 million of the contract amount to be retained by the Buyer as the Company's subsidiary's equity participation in the Buyer. The Company's subsidiary exchanged its rights to the equity interest in the Buyer with a foreign nonaffiliated company ("Purchaser of the Interest") for $12 million in notes. The Company has been advised that the Buyer has agreed to repurchase from the Purchaser of the Interest up to $6 million of such equity interest over a six-year period, with payment to the Purchaser of the Interest to be either in cash or bearing products. The notes issued to the subsidiary for its rights to the equity interest in the Buyer will only be payable when, as and if the Purchaser of the Interest collects from the Buyer for such equity interest, and the method of payment to the subsidiary will be either cash or bearing products, in the same manner as received by the Purchaser of the Interest from the Buyer. Due to the Company's inability to determine what payments, if any, it will receive on such notes, the Company will continue to carry such notes at a nominal amount.The balance of approximately $44.0 million has been or will be paid to the Company's subsidiary as follows: (i) approximately $13.9 million was paid through December 31, 1994, and (ii) the balance of approximately $30.1 million payable in equal quarterly installments over a ten (10) year period, plus interest. Under the agreement, the Company's subsidiary will use its best efforts to purchase approximately $14.5 million of bearing products from the Buyer each year over a period of ten (10) years; provided, however, that the Company's subsidiary is not required to purchase more product from the Buyer in any one (1) year than the amount of tapered bearings the Company's subsidiary is able to sell in its market. However, the Company's subsidiary has negotiated a preliminary oral agreement in principle which, if completed, would change the method of payment of the balance due and the subsidiary's obligation to buy products from the Buyer as discussed below. The Company will recognize revenues and profits on the sale of equipment and technology over the term of the agreement as they are realized. The revenue and profits realized during the delivery and installation period have been recognized on a percentage of completion basis. During the years ended December 31, 1994 and 1993, the Company recorded sales of approximately $1.8 million and $7.5 million, respectively, in connection with the agreement. The percentage of completion is determined by relating the productive costs incurred to date to the total productive costs estimated to complete the performance under the contract for delivery and installation. The Company presently meets all of its obligations under the contract which generally coincides with the payout term.

      In March 1995, the subsidiary negotiated a preliminary oral agreement in principle with a syndication of foreign lenders whereby the lenders will acquire, without recourse to the Company, as such subsidiary, approximately $24.0 million of the unpaid contract amount billable by the Company. Under the oral agreement, the Company expects to receive approximately $4.0 million at closing, net of fees, and a commitment from the Buyer to provide approximately $16.0 million of bearing products. Upon completion of the oral agreement with the foreign lenders, the Company and the Buyer will amend their agreement to exchange the then remaining unpaid contract amount from the Buyer (approximately $5.0 million) for an amendment to the Buyer's commitment to provide additional bearing products approximating $5.0 million, thereby making the Buyer's commitment to provide bearing products to the Company approximately $21.0 million. The Company is to receive such bearing products when and if the Buyer repays the debt discussed above which the foreign lenders will acquire. The commitment of the Buyer to provide the Company $21.0 million in bearing products, at no additional cost, is to be further increased to include interest at 7 1/2% per annum until such commitment has been fulfilled by the delivery of bearing products to the Company, which delivery is not expected to begin prior to the year 2000. In connection with this agreement, the Company would also amend its purchase commitment from a best efforts arrangement to a firm commitment to purchase approximately $6.0 million of bearing products over each of the next five years, at predetermined prices, not in excess of market prices, subject to the Buyer's ability to deliver product to the Company and the product meeting quality standards. The agreement in principle is subject to, among other things, finalization of definitive agreements. There is no assurnace that the agreement in principle will be finalized. See "MANAGEMENT'S DISCUSSION AND ANALYSIS" and Note 6 of Notes to Consolidated Financial Statements for further discussion of this agreement.

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

      Competition:
      -----------

      The Industrial Products Business competes with manufacturers and other distributors of machine tools many of whom have greater financial resources than the Company. The Company's machine tool business generally is competitive as to price, warranty and service, and maintains personnel to install and service machine tools.

Employees
- ---------

      As of December 31, 1994, the Company employed 1,446 persons. As of that date, (a) the Environmental Control Business employed 550 persons, (none of which is represented by a union),(b) the Automotive Products Business employed 255 persons, with 91 represented by unions under an agreement that expired in August, 1990, and, (c) the Chemical Business employed 447 persons, with 113 represented by unions under agreements expiring in August, 1995.

      The union contract within the Automotive Product Business expired on August 1, 1990, and the employees within that business have continued to work without a contract. The employees did not strike in 1990 when their contract expired, and, as of the date of this report, there are no indications that the employees are considering striking. There are no pending negotiations in connection with the expired union contract. The Company does not believe such employees will strike within the foreseeable future, but there are no assurances to that effect.

Research and Development
- ------------------------

      The Company incurred approximately $606,000 in 1994, $788,000 in 1993, and $684,000 in 1992 on research and development relating to the development of new products or the improvement of existing products. All expenditures for research and development related to the development of new products and improvements are sponsored by the Company.

Environmental Compliance
- ------------------------

      The Company does not anticipate, based on facts presently known to the Company, that it will be required during 1995 to incur any material capital expenditures for environmental control facilities relating to its industrial businesses. However, a subsidiary of the Company in its Automotive Products Business has been notified that it is a potentially responsible party as a result of having been a generator of waste disposed of at the Mosley site (as defined in the first paragraph of Item 3 of this report). In addition, a subsidiary of the Company in its Chemical Business has been notified that its chemical manufacturing facility located in El Dorado, Arkansas, has been placed into the Environmental Protection Agency's data based tracking system and that there has occurred certain releases of contaminates at it's El Dorado, Arkansas facility, and, as a result of such releases, the Chemical Business will be required to perform certain activities to remediate the contamination at the facility. See Item 2 "PROPERTIES - Chemical Business" and Item 3 "LEGAL PROCEEDINGS" for a discussion of the environmental issues at the El Dorado, Arkansas facility. While the Company is, at this time, unable to determine the ultimate cost of remediation as a result of contamination of the site in El Dorado, Arkansas, the Company has included a provision for environmental costs of $450,000 in its results of operations for 1994. While there are no assurances, based on the information presently available to the Company, the Company does not believe that the Mosley Site, as discussed in
Item 3 "LEGAL PROCEEDINGS", or the El Dorado, Arkansas facility being placed in the Environmental Protection Agency's data based tracking system or any response to contamination at such El Dorado, Arkansas facility due to any release of contamination of such facility or the assessment of any penalty as a result thereof, should have a material adverse effect on the Company.

Item 2.  PROPERTIES
- -------------------

Chemical Business
- -----------------

      The Chemical Business primarily conducts manufacturing operations (i) on 150 acres of a 1400 acre tract of land located in El Dorado, Arkansas (the "Site") and (ii) on 10 acres of land in a facility of approximately 60,000 square feet located in Hallowell, Kansas ("Kansas facility").

      As of December 31, 1994, the manufacturing facility at the Site was being utilized to the extent of approximately 88%, based on the continuous operation of those facilities. As of December 31, 1994, manufacturing operations at the Kansas facility were being utilized to the extent of approximately 80% based on two 8 hour shifts per day and a 5 day week.

      In addition, the Chemical Business distributes its products through 33 agricultural and blasting distribution centers. The Chemical Business currently operates 20 agricultural distribution centers, with 15 of the centers located in Texas ( 12 of which the Company owns and 3 of which it leases); 2 centers located in Missouri (1 of which the Company owns and 1 of which it leases); and 3 centers located in Tennessee (all of which the Company owns). The Chemical Business currently operates 9 domestic explosives distribution centers located in Bonne Terre, Missouri (owned); Central City, Owensboro, Combs, and Pilgrim, Kentucky (leased); Midland, Indiana (leased); Rawlins, Wyoming (leased); Carlsbad, New Mexico (leased); and Pryor, Oklahoma (leased). The Chemical Business also has explosives distribution centers in Australia located at: Peaks Down; Kalgoorlie; Karratha; and, Hunter Valley (all leased).

      The Chemical Business also operates its business from buildings located on an approximate four acre site on the perimeter of the JayHawk Industrial site in southeastern Kansas, and a research and testing facility comprising of a one square mile tract of land including buildings and equipment thereon also located in southeastern Kansas which it owns.

      All facilities owned by the Chemical Business are subject to mortgages.

      During November, 1993, the Company's Chemical Business acquired assets for an additional concentrated nitric acid plant and related assets ("Plant and Assets") for approximately $1.9 million. During 1994 and early 1995 the Chemical Business spent approximately $15.1 million to install such Plant and Assets at its manufacturing plant facility located in El Dorado, Arkansas. The plant is scheduled to be operational in May, 1995. As a result of such expansion and the present utilization of the Chemical Business' manufacturing facilities, the Company believes that it's present manufacturing facilities are suitable for it's current operations.

      Since the 1940's, the Site has been a manufacturing facility for ammonium nitrate compounds, and until 1969, was a manufacturing facility for ammonia. In 1955, the Site was acquired by Monsanto Company ("Monsanto"), and in June, 1983, Monsanto sold the Site to El Dorado Chemical Company ("EDC"). EDC was acquired by the Company in 1984. Under the agreement with Monsanto, Monsanto agreed to indemnify EDC for any claim which is suffered, incurred or arises due solely out of Monsanto's disposal of chemicals or chemical byproducts prior to acquisition of the Site by EDC from Monsanto or the use by Monsanto of any substance prior to the date EDC acquired the Site from Monsanto which is subsequently determined to be deleterious or dangerous to the public's health, safety or welfare. Under the agreement with Monsanto, the indemnification is not assignable to a party to which EDC transfers the Site without the prior written consent of Monsanto, except to any company of which 100% of the voting stock is owned or controlled, directly or indirectly, by EDC. Although EDC has operated the Site since its acquisition from Monsanto in 1983, in 1988, EDC transferred ownership of the Site to the Company, which in turn transferred title to another subsidiary. All of the outstanding stock of EDC is directly and wholly owned by the Company.
Although no consent was obtained from Monsanto to assign the Monsanto indemnification when EDC transferred ownership of the Site to its affiliated company, if such a consent was required under the agreement with Monsanto, the Company believes that the Monsanto indemnification remains applicable to EDC.

      In 1993, the Company's Chemical Business was advised that the Site had been placed in the Environmental Protection Agency's ("EPA") data-based tracking system (the "System"). The System maintains an inventory of sites in the United States where it is known or suspected that a release of hazardous waste has occurred. Notwithstanding inclusion in the System, EPA's regulations recognize that such does not represent a determination of liability or a finding that any response action will be necessary. Over 12,000 sites in the United States are presently listed in the System. If a site is placed in the System, EPA regulations require that the government or its agent perform a preliminary assessment of the site. If the preliminary assessment determines that there has been a release, or that there is suspected to have occurred a release at the site of certain types of contamination, the EPA will perform a site investigation. Pursuant to such regulations, the State of Arkansas, on behalf of the EPA, performed such preliminary assessment. The preliminary assessment report prepared by the State of Arkansas, dated September 30, 1992, stated in part, that a release of certain types of contaminants is suspected to have occurred at the Site. It is anticipated that the EPA will, at some future date, perform a site inspection at the Site. Such inspections usually involve the gathering of additional data including environmental sampling of the Site. After conducting the site inspection, the regulations provide that the EPA may determine that: (i) the Site does not warrant further involvement in the evaluation process, or (ii) that further study of the Site is warranted to determine what appropriate action is to be taken in response to a release, if any, of contaminants at the Site or whether such release, if any, justifies the Site being placed on the National Priorities List. Being placed in the System will generally be the first step in the EPA's determination as to whether a site will be placed on the National Priorities List. After the EPA completes its site inspection and evaluates other information, the EPA will then assess the Site using the Hazard Ranking System to ascertain whether the Site poses a sufficient risk to human health or the environment to be proposed for the National Priorities List. There are approximately 1,200 sites in the United States presently listed on the National Priorities List. The Company has been advised that there have occurred certain releases of contaminants at the Site. However, the Company does not believe that such releases should warrant the Site being placed on the National Priorities List, but there are no assurances to that effect. See Item 1 "BUSINESS - Environmental Compliance" and Item 3 "LEGAL PROCEEDINGS".

Environmental Control Business
- ------------------------------

      The Environmental Control Business conducts its fan coil manufacturing operations in various facilities, including two adjacent facilities located in Oklahoma City, Oklahoma, consisting of approximately 240,000 square feet owned by the Company. As of December 31, 1994, the Environmental Control Business was using the productive capacity of the above-referenced facilities to the extent of approximately 93%, based on one, eight-hour shift per day and a five-day week.

      The Environmental Control Business manufactures most of its heat pump products in a leased 230,000 square foot facility in Oklahoma City, Oklahoma. The lease carries a five year term beginning March 1, 1988, with options to renew for five additional five year periods, and currently provides for the payment of rent in the amount of $52,389 per month. The Company also has an option to acquire the facility at any time in return for the assumption of the then outstanding balance of the lessor's mortgage. As of December 31, 1994, the productive capacity of this manufacturing operation was being utilized to the extent of approximately 71%, based on one, eight-hour shift per day and a five-day week.

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

Automotive Products Business
- ----------------------------

      The Automotive Products Business conducts its operations in plant facilities principally located in Oklahoma City, Oklahoma which are considered by Company management to be suitable and adequate to meet its needs. One of the manufacturing facilities occupies a building owned by the Company, subject to mortgages, totaling approximately 178,000 square feet. The Automotive Products Business also uses additional manufacturing facilities located in Oklahoma City, Oklahoma, owned and leased by the Company totalling approximately 102,000 square feet. During 1994, the Automotive Products Business under-utilized the productive capacity of its facilities.

      In December 1993, International Bearings, Inc. ("IBI") of Memphis, Tennessee, was acquired as a wholly owned subsidiary of the Company operating as a separate entity within the Automotive Products Division. IBI is a warehouse unit operating from a Company owned warehouse of approximately 45,000 square feet in an industrial park section of Memphis, TN.

Industrial Products Business
- ----------------------------

      The Company owns several buildings, some of which are subject to mortgages, totaling approximately 691,000 square feet located in Oklahoma City, Oklahoma, Tulsa, Oklahoma, and Middletown, New York, which the Industrial Products Business uses for showrooms, offices, warehouse and manufacturing facilities. The Company also owns real property located near or adjacent to the above-referenced buildings, which the Industrial Products Business uses for parking and storage.

      The Industrial Products Business also leases a facility from an entity owned by the immediate family of the Company's President, which facility occupies approximately seven acres in Oklahoma City, Oklahoma, with buildings having approximately 44,000 square feet. The Industrial Products Business also leases an office in Europe to coordinate its European activities.

      All of the properties utilized by the Industrial Products Business are considered by Company management to be suitable and adequate to meet the needs of the Industrial Products Business.

Item 3.  LEGAL PROCEEDINGS
- --------------------------

      In December 1987, the United States Environmental Protection Agency ("EPA") notified L&S Bearing Company ("L&S") of potential responsibility for releases of hazardous substances at the Mosley Road Landfill in Oklahoma ("the Mosley Site"). The recipients of such notification were: a) generators of industrial waste allegedly sent to the Mosley Site (including L&S), and b) the current owner/operator of the Mosley Site, Waste Management of Oklahoma ("WMO") (collectively, "PRPs"). Between February 20, and August 24, 1976, the Mosley Site was authorized to accept industrial hazardous waste. During this time, a number of industrial waste shipments allegedly were transported from L&S to the Mosley Site. In February 1990, EPA added the Mosley Site to the National Priorities List. WMO and the U.S. Air Force conducted the remedial investigation ("RI") and feasibility study ("FS"). It is too early to evaluate the probability of a favorable or unfavorable outcome of the matter for L&S. However, it is the PRP Group's position that WMO as the Mosley Site owner and operator should be responsible for at least half of total liability at the Mosley Site, and that 75% to 80% of the remaining liability, if allocated on a volumetric basis, should be assignable to the U.S. Air Force. The Company is unable at this time to estimate the amount of liability, if any, since the estimated costs of clean-up of the Mosley Site are continuing to change and the percentage of the total waste which were alleged to have been contributed to the Mosley Site by L&S has not yet been determined. If an action is brought against the Company in this matter, the Company intends to vigorously defend itself and assert the above position. Although there are no assurances to this effect, the Company is exploring whether it has insurance coverage for this claim. Insurance coverage, however, is not considered since it is not known whether insurance coverage will be provided in connection with this matter. The Company does not believe that the ultimate outcome of this matter will have a material adverse effect on the Company's financial position or results of operations.

      In April, 1989, a subsidiary of the Company, International Environmental Corporation ("IEC"), was named as a third party defendant in a lawsuit brought by Economy Mechanical Industries of Illinois, Inc. ("Economy"), in an action pending in the Circuit Court of Cook County, Illinois, in connection with a project in Chicago, Illinois. Economy had purchased fan coil units for the project from IEC and the units were built in accordance with Economy's specifications. This litigation initially resulted from disputes between the owner of the project and the general contractor, and in connection therewith, the owner withheld payment from the general contractor. The general contractor and a number of subcontractors (including Economy) filed mechanics liens against the property. The general contractor filed this action to foreclose on its lien and the owner has asserted numerous claims against the general contractor and certain subcontractors (including Economy) in the total amount of $20,610,599. One of the counterclaims made by the owner relates to the fan coil system manufactured by IEC. As a result Economy brought a third party action against IEC alleging that if the fan coil system is defective, such was the responsibility of IEC and in breach of IEC's implied and express warranties. IEC has denied that the fan coils are defective and contends that any failures, if any, were caused by improper installation or other causes beyond IEC's control. IEC has filed fourth party complaints against certain of its suppliers. A settlement in principle has recently been reached subject to documentation. This settlement in principle would require two of IEC's insurance carriers to fund IEC's portion of the settlement in the sum of $868,000 and reimburse IEC approximately $330,000 for previously paid attorney fees and expenses. One of these policies has a $250,000 loss limitation on IEC's retro-premium calculations under the policy. The retro-premiums under this policy will total less than the $330,000 reimbursement payment IEC is expecting to receive under the other policy. This settlement in principle is subject to documentation and will require payments to the building owners by other parties to the suit; therefore, no assurances can currently be made concerning the final resolution of this litigation. Notwithstanding the settlement in principle, the Company does not believe this matter will have a material adverse effect on the financial condition or results of operations of the Company.

      In addition to the Chemical Business' El Dorado, Arkansas facility being placed in the System (see Item 2 "PROPERTIES" for a discussion thereof), recent investigations have identified possible contamination associated with the on-site solid waste landfill at such facility in El Dorado, Arkansas. The contamination includes possible landfilling of sludges containing chromium and lead, and possible groundwater contamination. An investigation of the chromium sludge generation and landfilling was completed, as well as confirmation of the groundwater sampling data. Preliminary results indicated the presence of hazardous quantities of lead and chromium in the landfill, which were reported to EPA through the National Response Center and to the Arkansas Department of Pollution Control and Ecology ("ADPC&E"). A preliminary remedial plan was also submitted by the Chemical Business to ADPC&E. ADPC&E conducted a multi-media inspection of the facility, including the landfill, and collected groundwater samples. An inspection report identified a few deficiencies in recordkeeping which have been corrected, and allegations of improper management of the chromium sludge and another waste stream which had been managed in the wastewater treatment system. On March 29, 1995, ADPC&E forwarded to the Chemical Business a proposed Consent Administrative Order ("CAO") to resolve all compliance issues identified in the multi-media inspection. The significant items in the CAO are that the CAO provides for closure of the landfill as a solid waste unit, performance of ground water monitoring for the entire site, and payment of a civil penalty of $25,000. While the Company is at this time unable to determine the ultimate cost of compliance with the CAO, the Company has determined the subsidiary's cost to be at least $450,000; therefore, the Company has included a provision for environmental costs of $450,000 in the results of operations. Based on information presently available, the Company does not believe, as of the date of this report, that compliance with the CAO, should have a material adverse effect on the Company, the Company's subsidiary or the Company's financial condition; however, there are no assurances to that effect.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------------------------------------------------------------

      Not applicable.


Item 4A.  EXECUTIVE OFFICERS OF THE COMPANY
- -------------------------------------------

      Identification of Executive Officers. The following table identifies the executive officers of the Company.

                           Position and             Served as
                           Offices With             an Officer
Name                Age    the Company                 From
- ----               ----   -------------           -----------
Jack E. Golsen      66     Board Chairman           December, 1968
                           and President

Barry H. Golsen     44     Board Vice Chairman      August, 1981
                           and President of the
                           Environmental
                           Control Business

David R. Goss       54     Senior Vice              March, 1969
                           President of
                           Operations and
                           Director

Tony M. Shelby      53     Senior Vice              March, 1969
                           President - Chief
                           Financial Officer,
                           and Director

Jim D. Jones        53     Vice President -         April, 1977
                           Treasurer and
                           Corporate Controller

David M. Shear      35     Vice President and       March, 1990
                           General Counsel

- --------------------------------------------------------------

      The Company's officers serve one-year terms, renewable on an annual
basis by the Board of Directors.   All of the individuals listed above have
served in substantially the same capacity with the Company and/or its subsidiaries for the last five years.

      Family Relationships. The only family relationship that exists among the executive officers of the Company is that Jack E. Golsen is the father of Barry H. Golsen.

                                   PART II
                                  ---------

Item 5.     MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
- ------      --------------------------------------------------------------
            MATTERS
            -------

Market Information
- ------------------

      The Company's Common Stock trades on the New York Stock Exchange, Inc. ("NYSE"). Prior to August, 1994, the Company's Common Stock traded on the American Stock Exchange, Inc. ("AMEX"). The following table shows, for the periods indicated, the high and low closing sales prices for the Company's Common Stock.
                                    Fiscal Year Ended
                                      December 31,
                               ----------------------------
                              1994                     1993
                              ----                     ----
        Quarter     High        Low         High      Low
        -------     ----        ---         ----      ---
        First       10          8 1/4       11 1/8   6 3/4
        Second       9 1/4      7           12       9
        Third        7 3/4      5 1/4       12 3/8   10
        Fourth       7 3/4      5 3/8       11 3/8   8 1/8

Stockholders
- ------------

  As of March 31, 1995, the Company had  1463 record holders of its Common
Stock.

Dividends
- ---------

  Holders of the Company's Common Stock are entitled to receive dividends only when, as and if declared by the Board of Directors. No dividends may be paid on the Company's Common Stock until all required dividends are paid on the outstanding shares of the Company's preferred stock, or declared and amounts set apart for the current period, and, if cumulative, prior periods. The Company has issued and outstanding as of December 31, 1994, 915,000 shares of $3.25 Convertible Exchangeable Class C Preferred Stock, Series 2 ("Series 2 Preferred"), 1,597 shares of a series of Convertible Non Cumulative Preferred Stock ("Non Cumulative Preferred Stock") and 20,000 shares of Series B 12% Convertible, Cumulative Preferred Stock ("Series B Preferred"). Each share of preferred stock is entitled to receive an annual dividend, if, as and when declared by the Board of Directors, payable as follows: (i) Series 2 Preferred at the rate of $3.25 a share payable quarterly in arrears on June 15, September 15, December 15, and March 15, which dividend is cumulative, (ii) Non Cumulative Preferred Stock at the rate of $10 a share payable April 1, and
(iii) Series B Preferred at the rate of $12.00 a share payable January 1, which dividend is cumulative. The Company did not pay cash dividends on its Common Stock for many years. During the first part of 1993, the Company's Board of Directors approved the adoption of a policy as to the payment of cash dividends on its outstanding Common Stock pursuant to which an annual cash dividend of $.06 per share will be declared by the Board of Directors and paid on the Company's outstanding shares of Common Stock payable at $.03 per share semiannually, subject to change or termination by the Board of Directors at any time. The Company paid a cash dividend of $.03 a share on its outstanding Common Stock on July 1, 1994, and January 1, 1995; however, there are no assurances that this policy will not be terminated or changed by the Board of Directors. See Notes 9,10 and 11 of Notes to Consolidated Financial Statements.

  Under the terms of a loan agreement between the Company and its lender, the Company may, so long as no event of default has occurred and is continuing under the loan agreement, make currently scheduled dividends and pay dividends on its outstanding preferred stock and pay annual dividends on its Common Stock equal to $.06 per share.

  Under the terms of a term loan agreement between El Dorado Chemical
Company ("EDC"), EDC's wholly owned subsidiary, Slurry Explosive Corporation ("SEC") and certain lenders, EDC cannot transfer funds to the Company in the form of cash dividends or other advances, except (i) for the amount of taxes that EDC would be required to pay if it was not consolidated with the Company and (ii) an amount equal to twenty-five percent (25%) of EDC's cumulative adjusted net income (as reduced by cumulative net losses), as defined, any time EDC has a Total Capitalization Ratio, as defined, greater than .65:1 and after EDC has a Total Capitalization Ratio of .65:1 or less, 50% of EDC's cumulative adjusted net income (as reduced by cumulative net losses). See
Note 7 of Notes to Consolidated Financial Statements and "Management's Discussion and Analysis".

  The Company is a holding company and, accordingly, its ability to pay dividends on its preferred stock and its common stock is dependent in large part on its ability to obtain funds from its subsidiaries. The ability of EDC and SEC to pay dividends to the Company, to fund the payment of dividends by the Company or for other purposes, is restricted by certain agreements to which they are parties.

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

  Each right (other than the rights, owned by the acquiring person or members of a group that causes the rights to become exercisable, which became void) will entitle the stockholder to buy one one-hundredth of a share of a new series of participating preferred stock at an exercise price of $14.00 per share. Each one one-hundredth of a share of the new preferred stock purchasable upon the exercise of a right has economic terms designed to approximate the value of one share of the Company's common stock. If another person or group acquires the Company in a merger or other business combination transaction, each right will entitle its holder (other than rights owned by that person or group, which become void) to purchase at the right's then current exercise price, a number of the acquiring company's common shares which at the time of such transaction would have a market value two times the exercise price of the right. In addition, if a person or group (with certain exceptions) acquires 30% or more of the Company's outstanding common stock, each right will entitle its holder, (other than the rights owned by the acquiring person or members of the group that results in the rights becoming exercisable, which become void), to purchase at the right's then current exercise price, a number of shares of the Company's common stock having a market value of twice the right's exercise price in lieu of the new preferred stock.

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








Item 6. SELECTED FINANCIAL DATA
- ------- -----------------------

                                                           Years ended December 31,
                                              1994        1993        1992        1991        1990
                                              ----        ----        ----        ----        ----
                                                           (Dollars in Thousands,
                                                            except per share data)
Selected Statement of Operations Data:

   Net sales                                $245,025    $232,616    $198,373    $177,035    $196,577
                                            ========    ========    ========    ========    ========
   Total Revenues                           $249,969    $237,529    $200,217    $180,238    $198,931
                                            ========    ========    ========    ========    ========

   Interest expense                         $  6,949    $  7,507    $  9,225    $ 10,776    $ 11,126
                                            ========    ========    ========    ========    ========
   Income (loss) from continuing
     operations before extraordinary
     items                                  $    983    $ 11,235    $  6,985    $ (3,190)   $  2,919
                                            ========    ========    ========    ========    ========

   Net income (loss)                        $ 24,467    $ 12,399    $  9,255    $ (1,147)   $ (9,121)
                                            ========    ========    ========    ========    ========
   Net income (loss) applicable
     to common stock                        $ 21,232    $ 10,357    $  7,428    $ (3,090)   $(11,107)
                                            ========    ========    ========    ========    ========
   Primary earnings (loss)
     per common share:
       Income (loss) from continuing
     operations before
         extraordinary items                $   (.16)   $    .69    $    .66    $   (.81)   $   .17
                                            ========    ========    ========    ========    ========

          Net income (loss)                 $   1.54    $    .77    $    .94    $   (.48)   $ (2.02)
                                            ========    ========    ========    ========    ========








Item 6. SELECTED FINANCIAL DATA (Continued)
- ------- -----------------------------------
                                                            Years ended December 31,
                                              ----------------------------------------------------
                                              1994        1993        1992        1991        1990
                                              ----        ----        ----        ----        ----
                                                              (Dollars in Thousands,
                                                              except per share data)
Selected Balance Sheet Data:

  Total Assets                              $221,281    $196,038    $166,999    $158,383    $192,754
                                            ========    ========    ========    ========    ========

  Long-term debt, including current portion $ 91,681    $ 90,395    $ 51,332    $ 56,807    $ 57,796
                                            ========    ========    ========    ========    ========

  Redeemable preferred stock                $    152    $    155    $    163    $    179    $    186
                                            ========    ========    ========    ========    ========
  Non-redeemable preferred
    stock, common stock, and
    other stockholders' equity, net         $ 90,599    $ 74,871    $ 18,339    $ 10,352    $ 13,481
                                            ========    ========    ========    ========    ========
Selected other Data:
  Cash dividends declared
    per common share                        $    .06    $    .06    $      -    $      -    $      -
                                            ========    ========    ========    ========    ========

Information for years 1993 and prior has been restated to reflect the results and sale of Equity Bank in 1994 as a discontinued operation - See Note 3 of Notes to Consolidated Financial Statements.















Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- ------  ---------------------------------------------------------------
        RESULTS OF OPERATIONS
        ---------------------

  The following Management's Discussion and Analysis of Financial
Condition and Results of Operations should be read in conjunction with a review of the Company's December 31, 1994 Consolidated Financial Statements,
Item 6 "SELECTED FINANCIAL DATA" and Item 1 "BUSINESS" included elsewhere in this report.

Overview
- --------

  The Company is a diversified holding company which is engaged, through its subsidiaries, in the Chemical Business, the Environmental Control Business, the Automotive Products Business and the Industrial Products Business . The Chemical Business accounted for approximately 43% of the Company's assets at December 31, 1994. The Chemical Businessand the Environmental Control Business accounted for approximately 54% and 29%, respectively, of the Company's sales for the year ended December 31, 1994. Operating profit of the Company increased from $22.9 million in 1992, to $26.2 million in 1993, then decreased to $10.7 million in 1994. As a result of significantly lower operating profit, the Company's net income from continuing operations was approximately $1.0 million in 1994, as compared to $11.2 million in 1993 and $7.0 million in 1992. As previously discussed in this report, in 1994 the Company sold Equity Bank for Savings F.A. ("Equity Bank"), which comprised the Company's Financial Services Business. See "Liquidity and Capital Resources" of this Management's Discussion and Analysis,and Note 3 of Notes to Consolidated Financial Statements for further discussion of the sale of Equity Bank.

Results of Operations
- ---------------------

  Comparison of 1994 with 1993

  Revenues

  Total revenues for the years ended December 31, 1994 and 1993 were $250.0 million and $237.5 million, respectively (an increase of $12.5 million). Sales increased $12.4 million.

  Net Sales

  Consolidated net sales for 1994 were $245.0 million, compared to $232.6 million for 1993, an increase of $12.4 million or 5.3%. This increase in sales resulted principally from: (i) increased sales in the Chemical Business of $16.6 million, primarily due to favorable weather conditions for seasonal fertilizer sales, the higher price of ammonia being partially passed through to customers and inclusion of Total Energy Systems, Limited ("TES") for a full year in 1994 compared to only five months in 1993; (ii) increased sales in the Automotive Products Business of $3.8 million due to an expanded customer base in 1994 and the acquisition of International Bearings, Inc., in December 1993; and (iii) decreased sales in the Industrial Products Business of $8.5 million, primarily due to decreased sales to a foreign customer (see Note 6 of Notes to Consolidated Financial Statements and discussion under the "Liquidity and Capital Resources" section of this report).

  Gross Profit

  Gross profit was 21.7% of sales for 1994, compared to 25.0% of sales for 1993. The decline in gross profit percentage was due primarily to higher cost of the primary raw material (ammonia) in the Chemical Business. During 1994 the average cost of ammonia was approximately 46.4% higher than the average cost of ammonia during 1993. The Chemical Business was not able to pass on to its customers a substantial amount of the higher ammonia cost in the form of price increases in 1994. Additionally, gross profit was reduced in 1994 by $1.3 million due to cost overruns associated with a sale to a foreign customer in the Industrial Products Business being accounted for on the percentage of completion method. Other factors which affected the gross profit percentage were improved gross profit after recovery from the effects of a strike in 1992 at the fan coil manufacturing plant of the Environmental Control Business that were still being experienced in 1993; and, decreased sales to the foreign customer mentioned above which carried a high gross profit percentage in 1993.

  Selling, General and Administrative Expense

  Selling, general and administrative ("SG&A") expenses as a percent of net sales were 20.1% in 1994 and 18.7% in 1993. This increase in SG&A as a percent of sales was primarily due to: (i) decreased sales to a foreign customer in the Industrial Products Business with no corresponding reduction in SG&A costs; (ii) increased insurance costs in the Industrial Products Business resulting from settlement of certain claims; (iii) loss reserves placed on loans to potential acquisition candidates in the Automotive Products and Environmental Control Businesses; and (iv) low provision for bad debt expenses in 1993 in the Environmental Control Business compared to the provision in 1994. These factors were offset in part by a decrease in legal costs resulting from settlement of the customs matter in the second quarter of 1993 and settlement of a dispute with one of the Company's insurers in the first quarter of 1994, in addition to sales increases due to higher ammonia prices in the Chemical Business with no corresponding increase in SG&A costs.

  Interest Expense

  Interest expense for the Company was approximately $6.9 million during 1994, compared to approximately $7.5 million during 1993. The decrease primarily resulted from the capitalization of approximately $.5 million in 1994 related to the purchase and construction of the Nitric Acid Plant in El Dorado, Arkansas as discussed in Item 2 "PROPERTIES - Chemical Business".

  Write-off of Costs Associated with Abandoned Acquisition Prospects

  Results of operation for 1994 include approximately $1.2 million in costs expended in pursuit of acquisition prospects which the Company chose to abandon. Subsequent to year end, a decision was made to discontinue the evaluation to manufacture fertilizer in Indonesia and to charge-off a loan made in connection with a potential acquisition of 80% of a specialty chemical manufacturer of iodine derivatives.

  Income From Continuing Operations Before Taxes

  The Company had income from continuing operations before income taxes of $.3 million in 1994 compared to $12.0 million in 1993. The decreased profitability of $11.7 million was primarily due to lower gross profit of approximately $6.5 million realized on sales in the Chemical Business due to unrecovered ammonia price increases in 1994 that the Chemical Business was unable to pass on as price increases during 1994 and decreased profit of $6.2 million from the foreign sales contract as discussed in Note 6 of Notes to Consolidated Financial Statements. Also contributing to this decline is the $.5 million provision for the environmental matter discussed in Note 12 of Notes to Consolidated Financial Statements and $1.2 million in costs associated with abandoned acquisition prospects, as discussed above.


  Provision For Income Taxes

  As a result of the Company's net operating loss carryforward for income tax purposes as discussed elsewhere herein and in Note 8 of Notes to Consolidated Financial Statements, the Company's provisions for income taxes for 1994 and 1993 are for current state income taxes and federal alternative minimum taxes. In 1994, the Company recognized a provision for alternative minimum taxes associated with its discontinued Financial Services Business of $1.3 million with an offsetting benefit to continuing operations as a result of utilization of the Company's alternative minimum tax net operating loss carryforward not otherwise available to the Financial Services Business.

  Income From Discontinued Operations

  Income from discontinued operations reflects the results of operations of the Financial Services Business as discussed in Note 3 of Notes to Consolidated Financial Statements. Income from discontinued operations, net of expenses, was $.6 million in 1994 compared to $1.2 million in 1993.

  Gain From Disposal of Discontinued Operations

  As more fully discussed in "Liquidity and Capital Resources - Sale of Equity Bank" of this Management's Discussion and Analysis and in Note 3 of Notes to Consolidated Financial Statements, the Company realized a gain of $24.2 million before income taxes from the sale on May 25, 1994 of its wholly-owned subsidiary Equity Bank, which gain is included in the Company's results of operations for 1994.

  Comparison of 1993 with 1992

  Revenues

  Total revenues for the years ended December 31, 1993 and 1992 were $237.5 millon and $200.2 million, respectively (an increase of $37.3 million). Other income included in total revenues was $4.9 million in 1993, compared to $1.8 million for 1992. This increase resulted primarily from higher proceeds on real estate sold in 1993 than in 1992.

  Net Sales

  Consolidated net sales for the year 1993 were $232.6 million, compared to $198.4 for the year 1992, an increase of $34.2 million or 17.2%. This increase in sales resulted principally from: (i) increased sales in the Chemical Business of $8.9 million, primarily due to the acquisition ofTES in July, 1993, sales by Slurry Explosive Corporation ("Slurry") to an expanded customer base for twelve months in 1993 compared to only eleven months in 1992, and sales of Universal Tech Corporation ("UTC"), which was acquired in September, 1992, offset by reduced sales by El Dorado Chemical Company due to the effects of coal mine strikes in the eastern United States; (ii) increased sales in the Environmental Control Business of $14.6 million, primarily due to an expanded customer base in 1993 and the effects in 1992 of a strike at the fan coil manufacturing plant of this business; (iii) increased sales in the Automotive Products Business of $8.5 million due to an expanded customer base in 1993; and (iv) increased sales in the Industrial Products Business of $2.2 million, primarily due to increased sales to a foreign customer (see Note 6 of Notes to Consolidated Financial Statements and discussion under the "Liquidity and Capital Resources" section of this Management's Discussion and Analysis).

  Gross Profit

  Gross profit was 25.0% of sales for 1993, compared to 26.2% of sales for 1992. The decline in the gross profit percentage was due primarily to (i) lower efficiency in the heat pump manufacturing plant of the Environmental Control Business as a result of period costs associated with start up of production requirements related to an agreement entered into with a major United States air conditioning company; (ii) a shift in sales mix in the Industrial Products Business to lower margin items; and (iii) higher cost of the primary raw material (ammonia) in the Chemical Business. During 1993 the average cost of ammonia was approximately 12.2% higher than the average cost of ammonia during 1992. This higher cost was not fully passed on to customers in the form of price increases. These factors were offset in part by gross profits recognized on the foreign sales contract (See Note 6 of Notes to Consolidated Financial Statements) of $5.3 million in 1993, compared to only $3.6 million in 1992, and the effects in 1992 of a strike at the fan coil manufacturing plant of the Environmental Control Business.

  Selling, General and Administrative Expense

  Selling, general and administrative expense as a percent of net sales was 18.7% in both 1993 and 1992.

  Interest Expense

  Interest expense for the Company was approximately $7.5 million during 1993 compared to approximately $9.2 million during 1992. The decrease primarily resulted from lower interest rates and lower average balances of borrowed funds.

  Income From Continuing Operations Before Taxes

  The Company had income from continuing operations before income taxes of $12.0 million in 1993, compared to $7.4 million in 1992. The improved profitability of $4.6 million, after the one time charge to expense of $1.8 million for settlement of a dispute with Customs, was due to higher sales in the Chemical, Environmental Control, and Automotive Products businesses, and an increase of $1.7 million in estimated earnings on the foreign sales contract.

  Provision For Income Taxes

  As a result of the Company's net operating loss carryforward for income tax purposes as discussed elsewhere herein and in Note 8 of Notes to Consolidated Financial Statements, the Company's provisions for income taxes for 1993 and 1992 are for current state income taxes and federal alternative minimum taxes.

  Income From Discontinued Operations

  Income from discontinued operations reflects the results of operations of the Financial Services Business as discussed in Note 3 of Notes to Consolidated Financial Statements. Income from discontinued operations, net of expenses, was $1.2 million in 1993 compared to $2.3 million in 1992.

Liquidity and Capital Resources
- -------------------------------

  The Company is a diversified holding Company and its liquidity is dependent, in large part, on the operations of its subsidiaries and credit agreements with lenders.

  Sale of Equity Bank - On May 25, 1994, pursuant to a Stock Purchase Agreement dated as of February 9, 1994 (the "Acquisition Agreement") , the Company sold to Fourth Financial Corporation ("Fourth Financial") Equity Bank for Savings, F.A., ("Equity Bank"), which constituted the Financial Services Business of the Company. Pursuant to the Acquisition Agreement, Fourth Financial acquired all of the outstanding shares of capital stock of Equity Bank. Under the Acquisition Agreement, the Company acquired from Equity Bank prior to the completion of the sale of Equity Bank certain subsidiaries of Equity Bank ("Retained Corporations") that owned the assets contributed by the Company to Equity Bank at the time of the acquisition of Equity Bank by the Company for Equity Bank's carrying values of such Retained Corporations. At the time of the acquisition of the Retained Corporations, Equity Bank's carrying value of the Retained Corporations was approximately $67.4 million. At the time of the closing of the sale of Equity Bank, a subsidiary of the Company acquired the Equity Tower Loan and other real estate owned by Equity Bank that had been acquired by Equity Bank through foreclosure ("OREO"), which are collectively referred to as the "Retained Assets". The Retained Assets were acquired for an amount equal to Equity Bank's carrying value of the Retained Assets at time of closing of the sale of Equity Bank, which was approximately $17.5 million. In addition, the Company acquired (i) certain loans owned by Equity Bank at book value or $1.00 in the case of loans that had been charged off ("Other Loans") and (ii) certain other loans at Equity Bank's net carrying value of $3.1 million.

  The Purchase Price paid by Fourth Financial for Equity Bank was approximately $91.1 million. Of the approximately $91.1 million, the Company used approximately $67.4 million to repay certain indebtedness the Company incurred to finance the purchase from Equity Bank of the Retained Corporations. In addition, the Company used approximately $17.5 million to purchase the Retained Assets. The Company was further required under the Acquisition Agreement to purchase from Equity Bank at the closing of the proposed sale the outstanding amount of the Company's trade receivables previously sold by the Company and certain of its subsidiaries to Equity Bank (the "Receivables") (approximately $6.9 million). The Company used cash and approximately $3.0 million of borrowings from a line of credit provided by Fourth Financial through its Bank IV subsidiary which line of credit was replaced by the $65 million line of credit facility discussed elsewhere in this Liquidity and Capital Resources section, to purchase the balance of such Receivables and $3.1 million of net loans (as discussed above) from Equity Bank. The Company has subsequently obtained seven year term financing to replace the temporary financing of approximately $2.7 million of the loans it purchased from Equity Bank.

  The sale of Equity Bank pursuant to the Acquisition Agreement resulted in a pre-tax gain for financial reporting purposes for the Company of approximately $24.2 million, based upon the Purchase Price of approximately $91.1 million. The Company's tax basis in Equity Bank was higher than its basis for financial reporting purposes. Consequently, the income tax effect of the sale of Equity Bank is limited to a charge for alternative minimum tax.

  Sources of funds - As a result of the sale of Equity Bank, the capitalization of the Company improved considerably. Stockholders' equity is approximately $91 million at December 31, 1994. In December 1994, the Company and certain of its subsidiaries finalized a new working capital line of credit. This line of credit consolidates substantially all of the Company's working capital requirements into one comprehensive funding source. This working capital line of credit is evidenced by six separate loan agreements ("Agreements") with an unrelated lender ("Lender") collateralized by receivables, inventory and proprietary rights of the Company and the subsidiaries that are parties to the Agreements. The Agreements provide for revolving credit facilities ("Revolver") for total direct borrowings up to $65 million, including the issuance of letters of credit. The Revolver provides for advances at varying percentages of eligible inventory and trade receivables and bears interest at the Lender's prime lending rate plus one-half percent (.50%). The rate in effect at December 31, 1994 was 9.00%. The initial term of the Agreements is through December 31, 1997, and is renewable thereafter for successive thirteen month terms. The Lender or the Company may terminate the Agreements at the end of the initial term or at the end of any renewal term without penalty, except that the Company may terminate the Agreements after the second anniversary of the Agreements without penalty. At December 31, 1994, the available borrowings, based on eligible collateral, approximated $9.2 million. Borrowings under the Revolver outstanding at December 31, 1994, were $44.4 million. The Agreements require the Company to maintain certain financial ratios and contain other financial covenants, including tangible net worth requirements and capital expenditure limitations. The annual interest on the outstanding debt under the Revolver at December 31, 1994 at the rate then in effect would be approximately $4 million.

  In addition to the Agreements discussed above, the Company has the following term loans in place:

(1) The Company's wholly-owned subsidiaries, El Dorado Chemical Company and Slurry Explosive Corporation ("Chemical"), which substantially comprise the Company's Chemical Business, are parties to a loan agreement ("Loan Agreement") with two institutional lenders ("Lenders"). This Loan Agreement, as amended, provides for a seven year term loan of $28.5 million ("Term Loan"). The balance of the Term Loan at December 31, 1994 was $15.8 million. Annual principal payments on the Term Loan are $5.1 million in 1995, $5.2 million in 1996 and a final payment of $5.5 million on March 31, 1997. The Loan Agreement also provides for a revolving credit facility which provides for a maximum available credit line of approximately $5.6 million at December 31, 1994. The availability under this facility reduces by $1.8 million annually in 1995 and 1996 with the remainder due in March 1997. Annual interest at the agreed to interest rates, if calculated on the aggregate $21.4 million outstanding balance at December 31, 1994 would be approximately $2.6 million. The Term Loan is secured by substantially all of the assets not otherwise pledged under the credit facility previously discussedand capital stock of Chemical. The Loan Agreement requires Chemical to maintain certain financial ratios and contains other financial covenants, including tangible net worth requirements and capital expenditures limitations. As of the date of this report, Chemical is in compliance with all financial covenants. Under the terms of the Loan Agreement, Chemical cannot transfer funds to the Company in the form of cash dividends or other advances, except for (i) the amount of taxes that Chemical would be required to pay if it was not consolidated with the Company; (ii) an amount equal to fifty percent (50%) of Chemical's cumulative adjusted net income as long as Chemical's Total Capitalization Ratio, as defined, is .65:1 or below.

(2) The Company's wholly-owned subsidiary, DSN Corporation ("DSN") is a party to several loan agreements with a financing company (the "Financing Company") for two (2) projects which DSN will complete during 1995. These loan agreements are for a construction loan (the "Construction Loan") which provides for $12.5 million to be used to construct, equip, reerect and refurbish a nitric acid plant (the "DSN Plant") being placed into service by the Chemical Business at it's El Dorado Arkansas facility and a loan for approximately $1.1 million to finance the construction of a mixed acid plant in North Carolina (the "Mixed Acid Loan"). The Construction Loan will be repaid upon the earlier of completion of construction and acceptance of the DSN Plant as capable of production or March 31, 1995, with proceeds of a permanent loan ("DSN Permanent Loan"). The DSN Permanent Loan will have a repayment schedule of eighty-four (84) equal consecutive monthly installments of principal and interest, payable in arrears. The interest rate per annum will fix for the entire loan term at the rate per annum for a five year United States Treasury Security ("Treasury Rate") as determined at the close of business on the third business day prior to the making of the DSN Permanent Loan plus 2.70%. As of March 24, 1995, the Treasury Rate was 6.91%, resulting in an interest rate of 9.61%. The Mixed Acid Loan will be repaid under the same terms as the Construction Loan. Upon the earlier of completion of construction of the referenced mixed acid plant or August 1, 1995, the Mixed Acid Loan will have a repayment schedule of eighty-four (84) equal consecutive monthly installments of principal and interest, payable in arrears. The rate of interest on the Mixed Acid Loan will be the Treasury Rate, as defined above, plus 2.70%.

  Foreign Subsidiary Financing - On March 7, 1995 the Company guaranteed a revolving credit facility (the "Facility") entered into between its wholly-owned Australian subsidiary Total Energy Systems Ltd. ("TES") and Bank of New Zealand. The Facility is intended to assist TES in meeting its working capital and trade finance requirements. The Facility allows for borrowings up to an aggregate of approximately $3.7 million based on specific percentages of qualified eligible assets. Such debt is secured by substantially all the assets of TES, plus an unlimited guarantee and indemnity from the Company.
The interest rate on this debt is the Bank of New Zealand Corporate Base Lending Rate plus 0.5% (11.5% at March 7, 1995). The Facility is subject to renewal at the discretion of Bank of New Zealand based upon annual review.
The next annual review is due on March 31, 1996.

        Cash Flows - Net cash provided by operating activities of continuing operations in 1994, after adjustment for net non-cash expenses of $9.3 million, was $6.7 million. This cash increase consisted of the following changes in assets and liabilities: (i) decreases in accounts receivable of $3.9 million, (ii) inventory increases of $13.7 million, (iii) increases in supplies and prepaid items of $0.9 million, and (iv) increases in accounts payable and accrued liabilities of $7.1 million. The decrease in accounts receivable was due primarily to the collection of a 1993 receivable in 1994 for a large insurance settlement in the Industrial Products Business, in addition to collections on certain long outstanding accounts in the Industrial Products Business. The increase in inventory was due primarily to (i) increases in the Automotive Products Business for the build-up of inventory levels at a new subsidiary acquired in December 1993, (ii) higher than normal purchases from certain foreign vendors by the Automotive Products Business in advance of anticipated cost increases (iii) build up of heat pump inventory in the Environmental Control Business in anticipation of sales increases in 1995,
(iv) increases in raw material (ammonia) costs in the Chemical Business and
(v) build up in inventory at the Chemical Business' Australian subsidiary, which was acquired in 1993, due to expansion of that operation. The increase in supplies and prepaid items resulted primarily from increases in supplies, security deposits, and prepaid costs in the Chemical Business. The increase in accounts payable and accrued liabilities was due primarily to the increases in inventory levels as described above. Investing activities during 1994 included (i) capital expenditures of $15.6 million, due primarily to the Chemical Business' construction of a new nitric acid production facility, in addition to normal expenditures in the Chemical Business and expenditures in the Environmental Control Business to improve the manufacturing processes of that business; (ii) sales of real estate and equipment which generated proceeds of $4.4 million; (iii) a purchase in connection with the sale of Equity Bank of certain loans for $3.1 million; (iv) principal payments on notes receivable; and (v) an increase in other assets of $5.6 million, due primarily to loans made in connection with certain pending acquisitions, investment in equity securities, and deferred costs of certain long term projects. Cash flows provided by financing activities included net borrowings of $56.5 million, offset by repurchases of accounts receivable from Equity Bank of $33.6 million, dividends paid of $4.0 million, and treasury stock purchases of $5.0 million.

  In summary, during 1994, recurring cash requirements for required debt service payments, dividends on Company stocks and purchases of treasury stock exceeded cash provided from operations by approximately $11.0 million. In addition, the Company spent approximately $3.0 million for capital improvements, primarily in the Environmental Control Business and Chemical Business, to improve manufacturing capabilities and $11.0 million in connection with the DSN Plant being constructed by the Chemical Business. The Company also spent approximately $3.6 million for prospective acquisition related activities. The expenditures noted above exceeded cash provided from operations by approximately $28.6 million. Of this excess, $13.4 million was funded by borrowings against the Company's revolving credit facilities, $12.8 million was borrowed from DSN's lender and the balance of $2.4 million was funded through other financings, principally real estate financing.

  Future cash requirements include working capital requirements for anticipated sales increases in all Businesses, and funding for future capital expenditures, primarily in the Chemical Business and the Environmental Control Business. Funding for the higher accounts receivable resulting from anticipated sales increases will be provided by the revolving credit facilities previously discussed. Inventory requirements for the higher anticipated sales activity should be met by scheduled reductions in the inventories of the Environmental Control and Automotive Products Businesses, both of which increased their inventories in 1994 beyond required levels.
In 1995, the Company has incurred another $4.0 million to complete installation of the new plant, which is expected to begin full production by May, 1995. The Company also has planned capital expenditures for the Environmental Control Business to acquire certain machinery and equipment for approximately $3.0 million in 1995.

  Management believes that cash flows from operations, the Company's revolving credit facilities, and other sources will be adequate to meet its presently anticipated capital expenditure, working capital, debt service and dividend requirements. The Company currently has no material commitment for capital expenditures, other than those related to Chemical's completion of an additional concentrated nitric acid plant and a mixed acid plant as discussed above.

  During 1994, the Company declared and paid the following aggregate dividends: (1) $12.00 per share on each of the outstanding shares of its Series B 12% Cumulative Convertible Preferred Stock; (2) $3.25 per share on each outstanding share of its $3.25 Convertible Exchangeable Class C Preferred Stock, Series 2; (3) $10.00 per share on each outstanding share of its Convertible Noncumulative Preferred Stock; and (4) $.06 per share on its outstanding shares of Common Stock. The Company expects to continue the payment of such dividends in the future in accordance with the policy adopted by the Board of Directors and the terms inherent to the Company's various preferred stocks.

  Foreign Sales Contract - A subsidiary of the Company entered into an agreement with a foreign company ("Buyer") to supply the Buyer with equipment, technology and technical services to manufacture certain types of automotive bearing products. The agreement provides for a total contract amount of approximately $56.0 million, with $12.0 million of the contract amount to be retained by the Buyer as the Company's subsidiary's equity participation in the Buyer, which represented a minority interest. During 1993, the Company's subsidiary exchanged its equity participation in the Buyer for $12.0 million in notes. Through December 31, 1994, the Company's subsidiary has received $13.9 million from the buyer under the agreement. During 1993, the Company and the foreign customer agreed to a revised payment schedule which deferred the beginning of payments under the contract from June 30, 1993 to one $791,000 principal payment on November 1, 1993 and then principal payments of $791,000 due March 31, 1994 and quarterly, thereafter, until the contract is paid in full.

  The customer made the quarterly payments due November 1, 1993 and March
31, 1994. The quarterly payments due subsequent to March 31, 1994 have not been received. See Item 1 "BUSINESS - Industrial Products Business" and Note 6 of Notes to Consolidated Financial Statements.

  Potential Business Acquisitions - During 1994 the Company, through a subsidiary, loaned $2.1 million to a French manufacturer of HVAC equipment. Under the loan agreement, the Company has the option to exchange its rights under the loan for 80% of the borrower's outstanding common stock. The Company obtained a security interest in the stock of the french manufacturer to secure its $2.1 million loan. At this time the decision has not been made to exercise such option and the $2.1 million loan net of a $650,000 reserve is carried on the books as a note receivable in other assets.

  The Company is presently negotiating a stock option agreement to acquire eighty percent (80%) of the stock of a specialty sales organization to enhance the marketing of the Company's air conditioning products. The Company anticipates that the stock option will have a four (4) year term, and a total option granting price of $1.0 million payable in installments during the first year of the stock option, with annual $100,000 payments for yearly extensions of the stock option thereafter for up to three (3) years. Upon exercise of the stock option by the Company, or upon the occurrence of certain performance criteria which would give the grantors of the stock option the right to accelerate the date on which the Company must elect whether to exercise, the Company shall issue promissory notes for the exercise price of the subject shares. The total exercise price of the subject shares is $4.0 million, less the amounts paid for the granting and any extensions of the stock option. The Company expects to obtain the stock option in 1995, however, there are no assurances that such stock option will be obtained or that it will ultimately be exercised.

  A subsidiary of the Company has indicated a willingness to invest approximately $2.8 million to purchase a fifty percent (50%) equity interest in an energy conservation joint venture (the "Project"). The purchase is contingent on, among other things, the developer closing financing for the Project. The Project was awarded a $17.9 million performance contract to retrofit residential housing units at a U.S. Army base. The contract calls for installation of energy-efficient equipment (including air conditioning and heating equipment), which will reduce utility consumption. For the installation and management, the Project will receive an average of seventy-seven percent(77%) of all energy and maintenance savings during the twenty
(20) year contract term. The Company anticipates that the developer will obtain financing and the Company will invest in the Project, however, there are no assurances that such will happen.

  The Company believes it will be able to finance the cash requirements associated with the stock option agreement and the Project from existing cash reserves and cashflow from Company operations in the event the Company consumates either of the two prospects discussed in the two preceeding paragraphs.

  Additionally, the Company is performing due diligence on some other small companies that might result in acquisitions in 1995 or later. Any such acquisitions consummated will require additional financing which the Company believes can be obtained.

  Settlement of Litigation - In 1994, the Company settled its litigation with one of it's insurers for $3.6 million, which was paid to the Company on March 11, 1994. Such amounts were accrued in the fourth quarter of 1993 to the extent that costs and expenses had been previously incurred.

  Availability of Company's Loss Carryovers - The Company anticipates that its cash flow in future years will benefit to some extent from its ability to use net operating loss ("NOL") carryovers from prior periods to reduce the federal income tax payments which it would otherwise be required to make with respect to income generated in such future years. As of December 31, 1994, the Company had available NOL carryovers of approximately $42.9 million, based on its federal income tax returns as filed with the Internal Revenue Service for taxable years through 1993, and on the Company's estimates for 1994.
These NOL carryovers will expire beginning in the year 1999.

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

  Contingencies - As discussed in Item 3 and in Note 12 of Notes to Consolidated Financial Statements, the Company has several contingencies that could impact its liquidity in the event that the Company is unsuccessful in defending against the claimants. Although management does not anticipate that these claims will result in substantial adverse impacts on its liquidity, it is not possible to determine the outcome.

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

                              PART III
                              ---------

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

     Name and                               First Became       Term
Principal Occupation                         a Director       Expires     Age
- --------------------                        -------------     -------     ---
Raymond B. Ackerman (1)                         1993            1996       72
Chairman Emeritus of Ackerman
McQueen, Inc.

Robert C. Brown, M.D. (2)                       1969            1995       64
President of Northwest Internal
Medicine Associates, Inc.

Barry H. Golsen (3)                             1981            1997       44
Vice Chairman of the Board of
Directors of the Company and
President of the Environmental
Control Business of the Company

Jack E. Golsen (4)                              1969            1995       66
President and Chairman of the
Board of Directors of the Company

David R. Goss (5)                               1971            1997       54
Senior Vice President -
Operations of the Company

Bernard G. Ille (6)                             1971            1996       68
Investments

Jerome D. Shaffer, M.D. (7)                     1969            1997       78
Investments

Tony M. Shelby (8)                              1971            1996       53
Senior Vice President -
Finance of the Company

C.L. Thurman (9)                                1969            1995       76
Investments

- ----------------------------------

  (1) Mr. Ackerman retired in 1992 from Ackerman McQueen, Inc.. Prior to his retirement, he served for more than five years as President of Ackerman McQueen, Inc., which is a public relations and advertising firm, located in Oklahoma.

  (2) Dr. Brown has practiced medicine in Oklahoma City, Oklahoma for the past five years.

  (3) For the past five years, Barry H. Golsen has served as the President of the Company's Environmental Control Business. Mr. Golsen was elected Vice Chairman of the Board of Directors on August 18, 1994.

  (4) Mr. Golsen has served in the same capacity with the Company for the past five years.

  (5) Mr. Goss, a certified public accountant, has served in substantially the same capacity with the Company for the past five years.

  (6)  Mr. Ille served as President and Chief Executive Officer of First
Life Assurance Company ("First Life") from May, 1988, to March 31, 1994, when he retired from that position. In 1991, First Life was placed in conservatorship under the Oklahoma Department of Insurance and was sold on March 31, 1994. For more than five (5) years prior to that time, Mr. Ille also served as President of United Founders Life Insurance Company. Mr. Ille also serves as a director of Landmark Land Company Inc. ("Landmark") and served as a director of Landmark's wholly-owned savings and loan subsidiary. Such savings and loan subsidiary was placed in receivership in 1991 by the Federal Deposit Insurance Corporation while Mr. Ille served as a director. First Life was a subsidiary of Landmark until such was placed in conservatorship.

  (7) Dr. Shaffer retired from the practice of medicine in 1987. Prior to that time, Dr. Shaffer practiced medicine in Oklahoma City, Oklahoma, for more than five years.

  (8) Mr. Shelby, a certified public accountant, has served in substantially the same capacity with the Company during the past five years.

  (9) Prior to his retirement in September of 1987, from the Company, Mr. Thurman served as President of the industrial supply operations of the Company's Industrial Products Business for more than five years.

  Family Relationships. Jack E. Golsen is the father of Barry H. Golsen; Jack E. Golsen and Robert C. Brown, M.D., are brothers-in-law; and Robert C. Brown, M.D. is the uncle of Barry H. Golsen.

  Compliance with section 16(a) of the Exchange Act. Based solely on a review of copies of the Forms 3, 4 and 5 and amendments thereto furnished to the Company with respect to 1994, or written representations that no such reports were required to be filed with the Securities and Exchange Commission, the Company believes that during 1994 all directors and officers of the Company and beneficial owners of more than ten percent (10%) of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act filed their required Forms 3, 4, or 5, as required by Section 16(a) of the Exchange Act on a timely basis, except that Clifford L. Thurman filed two late Forms 4 relating to four transactions and Bernard G. Ille filed one late Form 4 relating to one transaction.

Item 11.      EXECUTIVE COMPENSATION
- ------- ----------------------

  The following table shows the aggregate cash compensation which the Company and its subsidiaries paid or accrued to the Chief Executive Officer and each of the other four (4) most highly-paid executive officers of the Company (which includes the President of the Company's Environmental Control Business, who also serves as Vice Chairman of the Board of Directors of the Company and who performs key policy making functions for the Company). The table includes cash distributed for services rendered during 1994, plus any cash distributed during 1994 for services rendered in a prior year, less any amount relating to those services previously included in the cash compensation table for a prior year.









                      Summary Compensation Table
                      ---------------------------
                                                        Long-term
                                                         Compen-
                                                         sation
                          Annual Compensation            Awards
                    ----------------------------        -------
                                            Other                    All
                                            Annual      Securities  Other
                                            Compen-     Underlying Compen-
  Name and                Salary      Bonus       sation      Stock       sation
  Position    Year    ($)        ($)        ($)(2)      Options     ($)(3)
- ------------  ----  ------      -----       ------      -------     ------

Jack E. Golsen      1994  429,423    150,000         -       165,000(4)  100,000
Chairman of the     1993  379,615    100,000         -           -          -
Board, President    1992  359,395    160,000(1)      -        50,000        -
and Chief
Executive Officer

Barry H. Golsen     1994  176,769     90,000         -           -       100,000
Vice Chairman of    1993  165,000     60,000         -           -          -
the Board of        1992  168,671    100,000(1)      -        10,000        -
Directors and
President of the
Environmental
Control Business

David R. Goss       1994  146,708     90,000         -           -       100,000
Senior Vice         1993  142,000     60,000         -           -          -
President -         1992  145,099    100,000(1)      -        10,000        -
Operations

Tony M. Shelby      1994  146,708     90,000         -           -       100,000
Senior Vice         1993  142,000     60,000         -           -          -
President/Chief     1992  144,975    100,000(1)      -        10,000        -
Financial Officer

David M. Shear      1994  128,827     40,000         -           -          -
Vice President/     1993  111,846     30,000         -           -          -
General Counsel     1992   98,032     20,000         -        25,000        -

- -----------------------------

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

  (3) In 1994, the Company paid to Messrs. J. Golsen, B. Golsen, Goss and Shelby an additional bonus of $100,000 each for their services as members of the Board of Directors of Equity Bank during the six years that the Company owned that financial business.

  (4) On June 1, 1989, the Company originally granted a nonqualified stock option to purchase 165,000 shares of the Company's Common Stock at an exercise price of $2.625 per share (the "NQSO"), which on the date of grant was the fair market value of the Company's Common Stock. Prior to the NQSO's expiration date of June 1, 1994, the Company granted an extension of the option period of the NQSO for an additional five (5) year period, beginning on June 1, 1994, and terminating on June 1, 1999 (the "Extended NQSO"). The Extended NQSO vests and becomes exercisable at twenty percent (20%) per year on June 1, 1995, 1996, and 1997, and the remaining forty percent (40%) becomes exercisable June 1, 1998. The exercise price of the Extended NQSO is $2.625 per share, the same as the original NQSO. The Extended NQSO shall become immediately exercisable in full upon the death of the optionee or a change in control of the Company, and the Board of Directors of the Company may, at its option, accelerate such vesting at any time.

                    Option Grants in 1994
                    ---------------------

  The following table sets forth information relating to individual grants of stock options made to each of the named executive officers in the above Summary Compensation Table during the last fiscal year:

                                              Potential Realizable Value
                                                at Assumed Annual Rates
                                                   of Stock Price
                                                    Appreciation
                   Individual Grants               for Option Term(2)
         ---------------------------------  -----------------------------
                    % of
                    Total
                   Options
                   Granted  Exer-
          Options   Emp-    cise     Expir-
          Granted  loyees   Price    ration
     Name      (#)(1)  in 1994  ($/sh)    Date     0%($)     5%($)     10%($)
- -------------- ------  -------  ------  --------  -------  --------- ---------

Jack E. Golsen 165,000  67.6%   2.625    6/01/99  948,651  1,210,743 1,527,812

- --------------------------

(1) On June 1, 1989, the Company originally granted a nonqualified stock option to purchase 165,000 shares of the Company's Common Stock at an exercise price of $2.625 per share (the "NQSO"), which on the date of grant was the fair market value of the Company's Common Stock. Prior to the NQSO's expiration date of June 1, 1994, the Company granted an extension of the option period of the NQSO for an additional five (5) year period, beginning on June 1, 1994, and terminating on June 1, 1999 (the "Extended NQSO"). The Extended NQSO vests and becomes exercisable at twenty percent (20%) per year on June 1, 1995, 1996, and 1997, and the remaining forty percent (40%) becomes exercisable June 1, 1998. The exercise price of the Extended NQSO is $2.625 per share, the same as the original NQSO. The Extended NQSO shall become immediately exercisable in full upon the death of the optionee or a change in control of the Company, and the Board of Directors of the Company may, at its option, accelerate such vesting at any time.

(2) The potential realizable value of each grant of options assumes that the market price of the Company's Common Stock appreciates in value from the date of grant to the end of the option term at the annualized rates shown above each column. The actual value that the optionee may realize, if any, will depend on the amount by which the market price of the Company's Common Stock at the time of exercise exceeds the exercise price of the option. There is no assurance that the optionee will receive the amounts estimated in this table. The fair market value of a share of the Company's Common Stock was $8.375 on the date that the NQSO was extended as discussed in footnote (1) above, and $6.125 on March 31, 1995. Thus, the realizable value of the Extended NQSO on March 31, 1995, was $577,401, which is the difference between the exercise price of the Extended NQSO and the market value of the Company's Common Stock on March 31, 1995.

                    Aggregated Option Exercises in 1994
                     and Fiscal Year End Option Values
                     ---------------------------------

  The following table sets forth information concerning each exercise of stock options by each of the named executive officers during the last fiscal year and the year-end value of unexercised options:

                                            Number of            Value
                                            Securities      of Unexercised
                                            Underlying       In-the-Money
                                            Unexercised       Options at
                                            Options at          FY End
                                            FY End (#)(3)     ($) (3) (4)
                                            --------------    ------------
                 Shares
                Acquired           Value
              on Exercise        Realized   Exercisable/      Exercisable
     Name               (#)(1)          ($) (2)   Unexercisable    Unexercisable
- --------------      -----------       ---------   -------------     ------------
Jack E. Golsen           -          $      -       10,000/          $   28,120/
                                                  195,000   (5)        682,485

Barry H. Golsen          -                 -       14,000/              62,468/
                                                    6,000               16,872

David R. Goss            -                 -        5,000/              20,875/
                                                    6,000               18,750

Tony M. Shelby           -                 -        5,000/              20,875/
                                                    6,000               18,750

David M. Shear           -                 -        8,000/              30,250/
                                                   15,000               46,875
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

  (4) The values are based on the difference between the price of the Company's common stock on the New York Exchange at the close of trading on December 31, 1994 of $6.25 per share and the exercise price of such option. The actual value realized by a named executive on the exercise of these options depends on the market value of the Company's common stock on the date of exercise.

  (5) The amount shown includes 165,000 non-qualified stock options which vest and are exercisable 20% on June 1, 1995, June 1, 1996 and June 1, 1997 with the remaining 40% exercisable June 1, 1988.

  Other Plans. The Board of Directors has adopted an LSB Industries, Inc. Employee Savings Plan (the "401(k) Plan") for the employees (including executive officers) of the Company and its subsidiaries, excluding certain (but not all) employees covered under union agreements. The 401(k) Plan is an employee contribution plan, and the Company and its subsidiaries make no contributions to the 401(k) Plan. The amount that an employee may contribute to the 401(k) Plan equals a certain percentage of the employee's compensation, with the percentage based on the employee's income and certain other criteria as required under Section 401(k) of the Internal Revenue Code. The Company or subsidiary deducts the amounts contributed to the 401(k) Plan from the employee's compensation each pay period, in accordance with the employee's instructions, and pays the amount into the 401(k) Plan for the employee's benefit. The Summary Compensation Table set forth above includes any amount contributed and deferred during the 1994 fiscal year pursuant to the 401(k) Plan by the named executive officers of the Company.

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

                                        Amount of
  Name of Individual                  Annual Payment
  -----------------                   --------------
  Barry H. Golsen                       $17,480
  David R. Goss                         $17,403
  Tony M. Shelby                        $15,605
  David M. Shear                        $17,822

  Compensation of Directors. In 1994, the Company compensated each non-management director of the Company for his services in the amount of $4,500. The non-management directors of the Company also received $500 for every meeting of the Board of Directors attended during 1994. Each member of the Audit Committee, consisting of Messrs. Ille, Brown and Shaffer, also received an additional $20,000 for their services in 1994. In addition, the Company paid C.L. Thurman $20,000 as compensation for his services as Chairperson of the Special Projects Committee of the Board of Directors for 1994. Also, as further discussed in Item 11 "EXECUTIVE COMPENSATION - Summary Compensation Table", the Company paid to Messrs. J. Golsen, B. Golsen, Goss and Shelby an additional one-time bonus of $100,000 for their services as members of the Board of Directors of Equity Bank during the six years that the Company owned that financial business. Messrs. J. Golsen, B. Golsen, Goss and Shelby are members of the Company's Board of Directors, as well as, employees of the Company.

  In September 1993, the Company adopted the 1993 Non-Employee Director
Stock Option Plan (the "Outside Director Plan"). The Outside Director Plan authorizes the grant of non-qualified stock options to each member of the Company's Board of Directors who is not an officer or employee of the Company or its subsidiaries. The maximum shares for which options may be issued under the Outside Director Plan will be 150,000 shares (subject to adjustment as provided in the Outside Director Plan). The Company shall automatically grant to each outside director an option to acquire 5,000 shares of the Company's common stock on April 30 following the end of each of the Company's fiscal years in which the Company realizes net income of $9.2 million or more for such fiscal year. The exercise price for an option granted under the Outside Director Plan shall be the fair market value of the shares of common stock at the time the option is granted. Each option granted under the Outside Director Plan, to the extent not exercised, shall terminate upon the earlier of the termination of the outside director as a member of the Company's Board of Directors or the fifth anniversary of the date such option was granted. On April 30, 1994, options to acquire 5000 shares of Common Stock were granted under this plan to Messrs. Ille, Brown, Shaffer, Thurman and Ackerman, at a per share exercise price of $9.00. As a result of the Company's financial performance for 1994, the Company will be granting options under the Outside Director Plan for the purchase of 5,000 shares of Common Stock to each of Messrs. Ille, Brown, Shaffer, Thurman, and Ackerman.

  Termination of Employment and Change in Control Arrangements. In 1989 and 1991, the Company entered into severance agreements with Jack E. Golsen, Barry H. Golsen, Tony M. Shelby, David R. Goss, David M. Shear and certain other officers of the Company and subsidiaries of the Company.

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

  Effective June 1, 1994, the Company extended until June 1, 1999, the option period of a nonqualified stock option previously granted to Jack E. Golsen for the purchase of 165,000 shares of the Company's Common Stock at an exercise price of $2.625 per share (the "Extended NQSO"). The Extended NQSO vests and becomes exercisable at twenty percent (20%) per year on June 1, 1995, 1996, and 1997, and the remaining forty percent (40%) becomes exercisable on June 1, 1998. The terms of the Extended NQSO provide, in part, that the Extended NQSO shall become immediately exercisable upon a change in control of the Company. A "change in control" for purposes of the Extended NQSO, shall be deemed to have occurred upon any of the following events: (i) consummation of any of the following transactions: any merger, recapitalization, or other business combination of the Company pursuant to which the Company is the non-surviving corporation, unless the majority of the holders of Common Stock immediately prior to such transaction will own at least fifty percent (50%) of the total voting power of the then outstanding securities of the surviving corporation immediately after such transaction;
(ii) a transaction in which any person, corporation, or other entity (A) shall purchase any Common Stock pursuant to a tender offer or exchange offer, without the prior consent of the Board of Directors or (B) shall become the "beneficial owner" (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended) of securities of the Company representing fifty percent (50%) or more of the total voting power of the then outstanding securities of the Company; or (iii) if, during any period of two (2) consecutive years, individuals who, at the beginning of such period, constituted the entire Board of Directors and any new director whose election by the Board of Directors, or nomination for election by the Company's stockholders was approved by a vote of at least two-thirds of the directors then still in office who either were directors at the beginning of the period or whose election or nomination for election by the stockholders was previously approved, cease for any reason to constitute a majority thereof.

  Compensation Committee Interlocks and Insider Participation.  The
Company's Executive Salary Review Committee has the authority to set the compensation of all officers of the Company, except the President, which the Board of Directors sets. This Committee generally considers and approves the recommendations of the President. The members of the Executive Salary Review Committee are the following non-management directors: Robert C. Brown, M.D., Jerome D. Shaffer, M.D., and Bernard G. Ille. During 1994, the Executive Salary Review Committee had one meeting.

Item 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
- ------- --------------------------------------------------------------

  Security Ownership of Certain Beneficial Owners. The following table shows the total number and percentage of the outstanding shares of the Company's voting common stock and voting preferred stock beneficially owned as of March 31, 1995, with respect to each person (including any "group" as used in Section 13(d)(3) of the Securities Act of 1934, as amended) that the Company knows to have beneficial ownership of more than five percent (5%) of the Company's voting common stock and voting preferred stock. A person is deemed to be the beneficial owner of voting shares of Common Stock of the Company which he or she could acquire within sixty (60) days of April 1, 1995 such as upon the exercise of options.

  Because of the requirements of the Securities and Exchange Commission as to the method of determining the amount of shares an individual or entity may beneficially own, the amounts shown below for an individual or entity may include shares also considered beneficially owned by others.

                                               Amounts
Name and Address                 Title              of Shares           Percent
      of                          of              Beneficially             of
Beneficial Owner                 Class                Owned(1)           Class
- ----------------                -------           ------------          -------

Jack E. Golsen and              Common            3,783,735 (3)(5)(6)     27.2%
members of his family(2)        Voting Preferred     20,000 (4)(6)        92.3%

Riverside Capital
Advisors, Inc.                  Common              901,373 (7)            6.7%

- ------------------------------

  (1) The Company based the information with respect to beneficial ownership on information furnished by the above-named individuals or entities or contained in filings made with the Securities and Exchange Commission or the Company's records.

  (2)   Includes Jack E. Golsen and the following members of his family:
wife, Sylvia H. Golsen; son, Barry H. Golsen (a Director, Vice Chairman of the Board of Directors and President of the Environmental Control Business of the Company); son, Steven J. Golsen (Executive officer of several subsidiaries of the Company), and daughter, Linda F. Rappaport. The address of Jack E. Golsen, Sylvia H. Golsen and Linda F. Rappaport is 16 South Pennsylvania Avenue, Oklahoma City, Oklahoma 73107; Barry H. Golsen's address is 5000 S.W. Seventh Street, Oklahoma City, Oklahoma 73125; and Steven J. Golsen's address is 7300 S.W. 44th Street, Oklahoma City, Oklahoma 73179.

  (3)   Includes (a) the following shares that Jack E. Golsen ("J.
Golsen") has the sole voting and investment power: (i) 89,028 shares that he owns of record, (ii) 33,000 shares that he has the right to acquire within sixty (60) days under a non-qualified stock option, (iii) 4,000 shares that he has the right to acquire upon conversion of a promissory note, (iv) 133,333 shares that he has the right to acquire upon the conversion of 4,000 shares of the Company's Series B 12% Cumulative Convertible Preferred Stock (the "Series B Preferred") owned of record by him, and (v) 25,000 shares that he has the right to acquire within the next sixty (60) days under the Company's stock option plans; (b) 1,168,984 shares owned of record by Sylvia H. Golsen, in which she and her husband, J. Golsen share voting and investment power; (c) 235,526 shares that Barry H. Golsen ("B Golsen") has the sole voting and investment power, 533 shares that he shares the voting and investment power with his wife that are owned of record by his wife, and 17,000 shares that he has the right to acquire within the next sixty (60) days under the Company's stock option plans; (d) 195,897 shares that Steven J. Golsen ("S. Golsen") has the sole voting and investment power and 17,000 shares that he has the right to acquire within the next sixty (60) days under the Company's stock option plans; (e) 163,460 shares held in trust for the grandchildren of Jack E. and Sylvia H. Golsen of which B. Golsen, S. Golsen and Linda F. Rappaport jointly or individually are trustees; (f) 82,552 shares owned of record by Linda F. Rappaport, which Mrs. Rappaport has the sole voting an investment power, and
(g) 1,041,799 shares owned of record by Golsen Petroleum Corporation ("GPC") and 533,333 shares that GPC has the right to acquire upon conversion of 16,000 shares of Series B Preferred owned of record by GPC. GPC is wholly-owned by
J. Golsen, Sylvia H. Golsen, B. Golsen, S. Golsen and Linda F. Rappaport, with each owning twenty percent (20%) of the outstanding stock of GPC, and as a result, GPC, J. Golsen, Sylvia H. Golsen, B. Golsen, S. Golsen, and Linda F. Rappaport share the voting and investment power of the shares beneficially owned by GPC. GPC's address is 16 South Pennsylvania Avenue, Oklahoma City, Oklahoma 73107.

  (4) Includes: (a) 4,000 shares of Series B Preferred owned of record by J. Golsen, which he has the sole voting and investment power; and (b) 16,000 shares of Series B Preferred owned of record by GPC, in which GPC, J. Golsen, Sylvia H. Golsen, B. Golsen, S. Golsen and Linda F. Rappaport share the voting and investment power.

  (5) Does not include 112,360 shares of Common stock that Linda F. Rappaport's husband owns of record and 17,000 shares which he has the right to acquire within the next sixty (60) days under the Company's stock option plans, all of which Linda F. Rappaport disclaims beneficial ownership.

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

  (7) Riverside Capital Advisors was deemed to beneficially own these shares as a result of having full discretionary investment authority over 13 customers accounts to which it provides investment services. This amount includes 90,850 shares of Common Stock that may be acquired upon conversion of the Company's $3.25 Convertible Exchangeable Class C Preferred Stock, Series 2 ("Series 2 Preferred") and 103,422 shares of Common Stock held by affiliates of Riverside Capital Advisors who share control of investment decisions made by Riverside Capital Advisors.

  Security Ownership of Management. The following table sets forth information obtained from the directors of the Company and the directors and executive officers of the Company as a group as to their beneficial ownership of the Company's voting common stock and voting preferred stock as of March 31, 1995.

  Because of the requirements of the Securities and Exchange Commission as to the method of determining the amount of shares an individual or entity may own beneficially, the amount shown below for an individual may include shares also considered beneficially owned by others. Any shares of stock which a person does not own, but which he or she has the right to acquire within sixty
(60) days of April 1, 1995 are deemed to be outstanding for the purpose of computing the percentage of outstanding stock of the class owned by such person but are not deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person.

                                      Amounts of
                                        Shares
   Name of                Title of          Beneficially      Percent of
Beneficial Owner           Class               Owned             Class
- ----------------          -------           ------------      ----------
Raymond B. Ackerman       Common                5,680 (2)         *

Robert C. Brown, M.D.     Common              233,329 (3)        1.8%

Barry H. Golsen           Common            1,909,921 (4)       14.6%
                          Voting Preferred     16,000 (4)       74.0%

Jack E. Golsen            Common            3,071,767 (5)       23.4%
                          Voting Preferred     20,000 (5)       92.5%

David R. Goss             Common              196,585 (6)        1.5%

Bernard G. Ille           Common              115,000 (7)         *

Jerome D. Shaffer,M.D.    Common              140,374 (8)        1.1%

Tony M. Shelby            Common              204,728 (9)        1.6%

C.L. Thurman              Common               20,333 (10)        *

Directors and             Common            4,487,750 (11)      34.2%
Executive Officers        Voting Preferred     20,000 (11)      92.5%
as a group(11
persons)

- ----------------------------

* Less than 1%.

  (1) The Company based the information with respect to beneficial ownership on information furnished by each director or officer, contained in filings made with the Securities and Exchange Commission, or contained in the Company records.

  (2) Mr. Ackerman has sole voting and investment power of 680 of these shares, which shares are held in a trust in which Mr. Ackerman is both the settlor and the trustee and in which he has the vested interest in both the corpus and income. The remaining 5000 shares of common stock listed here are shares that Mr. Ackerman may acquire pursuant to currently exercisable non-qualified stock options granted to him by the Company.

  (3)   The amount shown includes 45,000 shares of common stock that Dr.
Brown may acquire pursuant to currently exercisable non-qualified stock options granted to him by the Company. The shares with respect to which Dr. Brown shares the voting and investment power consist of 117,516 shares owned by Dr. Brown's wife, 50,727 shares owned by Robert C. Brown, M.D., Inc., a corporation wholly-owned by Dr. Brown, and 20,086 shares held by the Robert C. Brown M.D., Inc. Employee Profit Sharing Plan, of which Dr. Brown serves as the trustee. The amount shown does not include 57,190 shares directly owned by the children of Dr. Brown, all of which Dr. Brown disclaims beneficial ownership.

  (4) See footnotes (3), (4), and (6) of the table under "Security Ownership of Certain Beneficial Owners and Management" of this Item for a description of the amount and nature of the shares beneficially owned by B. Golsen, including 17,000 shares B. Golsen has the right to acquire within sixty (60) days.

  (5) See footnotes (3), (4), and (6) of the table under "Security Ownership of Certain Beneficial Owners and Management" of this Item for a description of the amount and nature of the shares beneficially owned by J. Golsen, including the 33,000 shares J. Golsen has the right to acquire within sixty (60) days pursuant to non-qualified stock options and 25,000 shares J. Golsen has the right to acquire within sixty (60) days pursuant to options granted under the Company's Incentive Stock Option Plans ("ISOs").

  (6) The amount shown includes 8,000 shares that Mr. Goss has the right to acquire within sixty (60) days pursuant to options granted under the Company's ISOs, over which Mr. Goss has the sole voting and investment power. Mr. Goss shares voting and investment power over 2,429 shares owned by Mr. Goss's wife, individually and/or as custodian for Mr. Goss's children and has sole voting and investment power over the balance of the shares.

  (7) The amount includes 45,000 shares that Mr. Ille may purchase pursuant to currently exercisable non-qualified stock options, over which Mr. Ille has the sole voting and investment power. Mr. Ille disclaims beneficial ownership of 70,000 shares owned by Mr. Ille's wife.

  (8) Dr. Shaffer has the sole voting and investment power over these shares, which include 45,000 shares that Dr. Shaffer may purchase pursuant to currently exercisable non-qualified stock options.

  (9) Mr. Shelby has the sole voting and investment power over these shares, which include 8,000 shares that Mr. Shelby has the right to acquire within sixty (60) days pursuant to options granted under the Company's ISOs.

  (10) Mr. Thurman has the sole voting and investment power over these shares, which include 5000 shares that Mr. Thurman may purchase pursuant to currently exercisable non-qualified stock options..

  (11) The amount shown includes 256,500 shares of common stock that officers and directors, or entities controlled by officers and directors of the Company, have the right to acquire within sixty (60) days.

Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
- ------- ----------------------------------------------

  A subsidiary of the Company, Hercules Energy Mfg. Corporation
("Hercules"), leases land and a building in Oklahoma City, Oklahoma from Mac Venture, Ltd. ("Mac Venture"), a limited partnership. GPC serves as the general partner of Mac Venture. The limited partners of Mac Venture include GPC and the three children of Jack E. Golsen. See "Security Ownership of Certain Beneficial Owners and Management", above, for a discussion of the stock ownership of GPC. The land leased by Hercules from Mac Venture consists of a total of 341,000 square feet, with 44,000 square feet in the building. Hercules leases the property from Mac Venture for $7,500 per month under a triple net lease which began as of January 1, 1982, and expires on December 31, 1998. Also, at January 1, 1991, GPC owed Hercules approximately $62,000 for purchases of oilfield equipment in prior years. Beginning in 1991, the balance of $62,000 was payable at the rate of $1,000 per month, and in September 1994, GPC paid this debt in full.

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

  In 1983, LSB Chemical Corp. ("LSB Chemical"), a subsidiary of the
Company, acquired all of the outstanding stock of El Dorado Chemical Company ("EDC") from its then four stockholders ("Ex-Stockholders"). A substantial portion of the purchase price consisted of an earnout based primarily on the annual after-tax earnings of EDC for a ten-year period. During 1989, two of the Ex-Stockholders received LSB Chemical promissory notes for a portion of their earnout, in lieu of cash, totaling approximately $896,000, payable $496,000 in January, 1990, and $400,000 in May, 1994. LSB Chemical agreed to a buyout of the balance of the earnout from the four Ex-Stockholders for an aggregate purchase amount of $1,231,000. LSB Chemical purchased for cash the earnout from two of the Ex-Stockholders and issued multi-year promissory notes totaling $676,000 to the other two Ex-Stockholders. Jack E. Golsen guaranteed LSB Chemical's payment obligation under the promissory notes, which is $400,000 at March 31, 1995.

  In December 1993, the Company's Board of Directors authorized the
Company to loan funds to certain executive officers of the Company and certain subsidiaries who incurred unanticipated alternative minimum tax liability as a result of the exercise of the Company's incentive stock options during 1993. Pursuant to such authorization, the Company made loans to the following executive officers of the Company in the following amounts for the purpose of assisting in the payment of alternative minimum tax liability arising from the exercise of the Company's incentive stock options: Jack E. Golsen - $290,000; Barry H Golsen - $270,000; David R. Goss - $461,000; Tony M. Shelby - $400,000; David M. Shear - $56,500; Jim D. Jones - $185,000; and Michael Tepper - $66,427. Each loan was payable on demand at an annual interest rate equal to New York Prime plus 1% and was secured by shares of the Company's Common Stock acquired by the respective executive officers upon the exercise of such options. The Company also made loans for the same purposes and on the same terms as described above to Steven J. Golsen, President of one of the Company's subsidiaries, in the amount of $270,000 and Claude L. Rappaport, President of one of the Company's subsidiaries, in the amount of $270,000. Steven J. Golsen and Claude L. Rappaport are also the son and son-in-law, respectively, of Jack E. Golsen, the President and Chairman of the Board of the Company.

  On or before September 26, 1994, Jack E. Golsen, Barry H. Golsen, David
M. Shear, and Michael D. Tepper each paid their respective loans in full by tendering cash payment to the Company in an amount equal to the outstanding principal and accrued interest owing under their respective loans. The funds used to satisfy such loans were acquired by Jack E. Golsen, Barry H. Golsen, David M. Shear and Michael D. Tepper uopon the sale in open market transactions to Lazard Freres & Company ("Lazard") of the following number of shares of the Company's Common Stock owned by them at the following sales prices: Sylvia H. Golsen, wife of Jack E. Golsen, - 92,000 shares at $6.25 per share; Barry H. Golsen - 29,000 shares at $6.25 per share; David M. Shear and Heidi Brown, his wife, - 9,900 shares at $6.125 per share, and Michael D. Tepper - 11,000 shares at $6.125 per share. Steven J. Golsen, son of Jack E. Golsen, and Claude L. Rappaport, Son-in-law of Jack E. Golsen, also paid their respective loans in full by tendering cash payment to the Company in the amount equal to the outstanding principal and accrued interest owing under their respective loans. The funds used to satisfy such loans were acquired by Steven J. Golsen and Claude L. Rappaport upon the sale in open market transactions to Lazard of the following number of shares of the Company's Common Stock owned by them at the follwoing sales prices: Steven J. Golsen - 30,000 shares at $6.25 per share, and Claude L. Rappaport - 31,000 shares at $6.25 per share.

  Pursuant to an understanding between the Company and Lazard, immediately following the open market sales of (i) an aggregate 202,900 shares by Sylvia
H. Golsen, Michael D. Tepper, Barry H. Golsen, David M. Shear, Heidi Brown, Steven J. Golsen, and Claude L. Rappaport, described above; (ii) 20,000 shares by Golsen Petroleum Corporation ("GPC") at a sales price of $6.25 per share, and (iii) 25,000 shares by Robert C. Brown, M. D. at a sales price of $6.25 per share, the Company purchased such shares of its Common Stock from Lazard Freres & Company at purchase prices of $6.25 per share as to 227,000 shares and $6.125 as to 20,900 shares, which purchase prices equaled the fair market value of the Common Stock on the dates of such purchases. The shares acquired by the Company upon such purchase constitute treasury shares of the Company. GPC is wholly owned by Sylvia H. Golsen, Steven J. Golsen, Barry H. Golsen, and the daughter of Jack E. Golsen.

  On or before October 4, 1994, Messrs. Shelby, Jones, and Goss paid their respective loans in full by (i) tendering cash payment to the Company as payment of a portion of such loans, and (ii) transferring to the Company the number of shares of Common Stock owned by each of them equal to the remaining outstanding principal and accrued interest owing under such loans, based on the fair market value of $5.75 per share of Common Stock on the date of transfer. The number of shares of Common Stock transferred to the Company by Messrs. Shelby, Jones, and Goss, as described above, was 60,654, 21,458 and 72,892, respectively.

  In 1994, during the period that the Company was negotiating a new working capital line of credit, GPC advanced the Company $175,000 and the MG Revocable Trust advanced the Company $247,000. Each advance was made on a unsecured basis at a rate of interest equal to the base rate of a local bank approximating prime plus 1-3/4% per annum. The Settlor of the MG Revocable Trust is the mother of Jack E. Golsen. These advances and all accrued interest were repaid in full prior to the closing of the new working capital line of credit in December, 1994.

                                  PART IV
                                  -------

Item 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
- ------- ----------------------------------------------------------------

  (a)(1) Financial Statements. The following consolidated financial statements of the Company appear immediately following this Part IV:

                                                             Pages
                                                        ---------------
Report of Independent Auditors                                F-1

Consolidated Balance Sheets at December 31, 1994
  and 1993                                                    F-2 to F-3

Consolidated Statements of Operations for each of
  the three years in the period ended December 31,
  1994                                                        F-4

Consolidated Statements of Non-redeemable Preferred
  Stock, Common Stock and Other Stockholders' Equity
  for each of the three years in the period ended
  December 31, 1994                                           F-5 to F-6

Consolidated Statements of Cash Flows for
  each of the three years in the period
  ended December 31, 1994                                     F-7 to F-8

Notes to Consolidated Financial Statements                    F-9 to F-31

Quarterly Financial Data (Unaudited)                          F-32

  (a)(2) Financial Statement Schedule. The Company has included the following schedule in this report:

                                                             Pages
                                                        ----------------
II - Valuation and Qualifying Accounts                              F-33

  The Company has omitted all other schedules because the conditions requiring their filing do not exist or because the required information appears in the Company's Consolidated Financial Statements, including the notes to those statements.

  (a)(3) Exhibits. The Company has filed the following exhibits with this report:

        2.1. Stock Purchase Agreement dated as of February 9, 1994, between Fourth Financial Corporation, the Company and Prime Financial Corporation ("Stock Purchase Agreement"), which the Company hereby incorporates by reference from Exhibit A to the Company's Proxy Statement, dated March 22, 1994 and filed with the Commission on March 23, 1994. Schedules and exhibits to the Stock Purchase Agreement are listed in the Stock Purchase Agreement and copies of such documents so listed will be furnished supplementally to the Commission upon request.

        2.2. Stock Purchase Agreement and Stock Pledge Agreement between Dr. Hauri AG, a Swiss Corpoation, and LSB Chemical Corp.

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

        4.2. Specimen Certificate for the Company's Series B Preferred Stock, having a par value of $100 per share, which the Company hereby incorporates by reference from Exhibit 4.27 to the Company's Registration Statement No. 33-9848.

        4.3. Specimen Certificate for the Company's Series 2 Preferred, which the Company hereby incorporates by reference from
  Exhibit 4.5 to the Company's Registration Statement No. 33-61640.

        4.4. Specimen Certificate for the Company's Common Stock, which the Company incorporates by reference from Exhibit 4.4 to the Company's Registration Statement No. 33-61640.

        4.5. Rights Agreement, dated as of February 17, 1989, between the Company and The Liberty National Bank and Trust Company of Oklahoma City, which the Company hereby incorporates by reference from
  Exhibit 2.1 to the Company's Form 8-A Registration Statement dated February 22, 1989.

        4.6. Amended and Restated Secured Credit Agreement, dated as of January 21, 1992, between El Dorado Chemical Company ("EDC"), Slurry Explosive Corporation ("Slurry"), Household Commercial Financial Services, Inc. ("Household"), Connecticut Mutual Life Insurance Company ("CML") and CM Life Insurance Company which the Company hereby incorporates by reference from Exhibit 4.15 to the Company's Form 10K for the year ended December 31,1991. The agreement contains a list of schedules and exhibits omitted from the filed copy and the Company agrees to furnish supplementally a copy of any of the omitted schedules or exhibits to the Commission upon request.

        4.7. First Amendment to the Amended and Restated Secured Credit Agreement, dated December 9, 1992, between El Dorado Chemical Company, Slurry Explosive Corporation, Household Commercial Financial Services Inc., Connecticut Mutual Insurance Company and C.M. Life Insurance Company, which the Company hereby incorporates by reference from Exhibit 4.22 to the Company's Registration Statement No. 33-55608.

        4.8. Consent Agreement, dated December 9, 1992, between El Dorado Chemical Company and Household Commercial Financial Services, Inc., which the Company hereby incorporates by reference from Exhibit
  4.23 to the Company's Registration Statement No. 33-55608.

        4.9. Amendment Agreement, dated as of March 30, 1994, among El Dorado Chemical Company, Slurry Explosive Corporation, Household Commercial Financial Services, Inc., and Prime Financial Corporation, which the Company hereby incorporates by reference from Exhibit 4.23 to the Company's Form 10-K for the fiscal year ended December 31, 1993.

        4.10. Amendment dated September 29, 1994 to the Amended and Restated Secured Credit Agreement and the Second Amended and Restated Working Capital Agreement, both dated as of January 21, 1992 among El Dorado Chemical Company, Slurry Explosive Corporation, Connecticut Mutual Life Insurance Company, C.M. Life Insurance Company Mutual and Household Commercial Financial Services, Inc., which the Company hereby incorporates by reference from Exhibit 4.05 to the Company's Form 10-Q for the fiscal quarter ended September 30, 1994.

        4.11. Second Amendment Agreement dated as of October 31, 1994 among El Dorado Chemical Company, Slurry Explosive Corporation, Household Commercial Financial Services, Inc., Connecticut Mutual Life Insurance Company Mutual and C.M. Life Insurance Company Mutual, which the Company hereby incorporates by reference from Exhibit 4.06 to the Company's Form 10-Q for the fiscal quarter ended September 30, 1994.

        4.12. Loan and Security Agreement, dated December 12, 1994, between the Company and BankAmerica Business Credit, Inc.. The Loan and Security Agreement contains a list of schedules and exhibits omitted from the filed exhibit and the Compnay agrees to furnish supplementally a copy of any of the omitted schedules and exhibits to the Commission upon request.

        4.13. Loan and Security Agreement dated December 12, 1994, between El Dorado Chemical Company and Slurry Explosive Corporation, as borrowers, and BankAmerica Business Credit, Inc., as lender. The Loan and Security Agreement contains a list of schedules and exhibits omitted from the filed exhibit and the Company agrees to furnish supplementally a copy of any of the omitted schedules and exhibits to the Commission upon request. Substantially identical Loan and Security Agreements, dated December 12, 1994, have been entered into by each of L&S Bearing Co., International Environmental Corporation, Climate Master, Inc., and Summit Machine Tool Manufacturing, Corp. with BankAmerica Business Credit, Inc. and are hereby omitted and such will be provided to the Commission upon the Commission's request.

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

        10.6. The Company's 1993 Stock Option and Incentive Plan which the Company hereby incorporates by reference from Exhibit 10.6 to the Company's Form 10-K for the fiscal year ended December 31, 1993.

        10.7. The Company's 1993 Non-employee Director Stock Option Plan which the Company hereby incorporates by reference from Exhibit
  10.7 to the Company's Form 10-K for the fiscal year ended December 31, 1993.

        10.8. Union Contracts, dated August 1, 1992, between EDC and the Oil, Chemical and Atomic Workers, United Steel Workers of America, United Mine Workers and the International Association of Machinists and Aerospace Workers, which the Company hereby incorporates by reference from Exhibit 10.6 to the Company's Form 10-K for the fiscal year ended December 31, 1992.

        10.9. Lease Agreement, dated March 26, 1982, between Mac Venture, Ltd. and Hercules Energy Mfg. Corporation, which the Company hereby incorporates by reference from Exhibit 10.32 to the Company's Form 10-K for the fiscal year ended December 31, 1981.

        10.10. Agreement for Purchase and Sale of Anhydrous Ammonia, dated as of January 1, 1994, between El Dorado Chemical Company and Farmland Industries, Inc.

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

        10.14. Severance Agreement, dated January 17, 1989, between the Company and Jack E. Golsen, which the Company hereby incorporates by reference from Exhibit 10.48 to the Company's Form 10-K for fiscal year ended December 31, 1988. The Company also entered into identical agreements with Tony M. Shelby, David R. Goss, Michael Tepper, and Barry
  H. Golsen and the Company will provide copies thereof to the Commission upon request.

        10.15. Third Amendment to Lease Agreement, dated as of December 31, 1987, between Mac Venture, Ltd. and Hercules Energy Mfg. Corporation, which the Company hereby incorporates by reference from
  Exhibit 10.49 to the Company's Form 10-K for fiscal year ended December 31, 1988.

        10.16. Option to Purchase Real Estate, dated January 4, 1989, between Northwest Financial Corporation and Northwest Tower Limited Partnership, which the Company hereby incorporates by reference from
  Exhibit 10.50 to the Company's Form 10-K for fiscal year ended December 31, 1988.

        10.17. Technical License, Technology Assistance, Engineering and Manufacturing Plant sales Agreement between L&S Automotive Products Company, Inc. and ZVL-ZKL A.S., dated July 6, 1992, as amended by Addendums, which the Company hereby incorporates by reference from
  Exhibit 28.1 to the Company's Form 10-Q for the quarter ended September 30, 1992.

        10.18. Letter, dated November 9, 1992, amending the agreement between L&S Automotive Products Co. and ZVL-ZKL A.S., which the Company hereby incorporates by reference from Exhibit 28.2 to the Company's Registration Statement No. 33-55608.

        10.19. Supply Agreement, dated November 4, 1992, between Climate Master, Inc. and Carrier Corporation, which the Company hereby incorporates by reference from Exhibit 28.3 to the Company's
  Registration Statement No. 33-55608.

        10.20. Right of First Refusal, dated November 4, 1992, between the Company, Climate Master, Inc. and Carrier Corporation, which the Company hereby incorporates by reference from Exhibit 28.4 to the Company's Registration Statement No. 33-55608.

        10.21. Fixed Assets Purchase Parts Purchase and Asset Consignment Agreement, dated November 4, 1992, between Climate Master, Inc. and Carrier Corporation, which the Company hereby incorporates by reference from Exhibit 28.5 to the Company's Registration Statement No. 33-55608.

        10.22. Processing Agreement, dated January 1, 1994, between Monsanto Company and El Dorado Chemical Company.

        10.23. Non-Qualified Stock Option Agreement, dated June 1, 1992, between the Company and Robert C. Brown, M.D. which the Company hereby incorporates by reference from Exhibit 10.38 to the Company's Form 10-K for fiscal year ended December 31, 1992. The Company entered into substantially identical agreements with Bernard G. Ille, Jerome D. Shaffer and C.L.Thurman, and the Company will provide copies thereof to the Commission upon request.

        10.24. Loan and Security Agreement dated October 31, 1994 between DSN Corporation and the CIT Group which the Company hereby incorporates by reference from Exhibit 10.1 to the Company's Form 10-Q for the fiscal quarter ended September 30, 1994.

        10.25. Loan and Security Agreement dated April 5, 1995 between DSN Corporation and the CIT Group.

        11.1.       Statement re: Computation of Per Share Earnings

        22.1.       Subsidiaries of the Company

        23.1.       Consent of Independent Auditors

        27.1.       Financial Data Schedule

  (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the fourth quarter of 1994.

                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly-authorized, to sign this report on its behalf of this 13th day of April, 1995.


                                LSB INDUSTRIES, INC.


                                By: /S/ Jack E. Golsen
                                   ----------------------------------
                                   Jack E. Golsen
                                   Chairman of the Board and
                                   President
                                   (Principal Executive Officer)


                                By: /s/ Tony M. Shelby
                                   ----------------------------------
                                   Tony M. Shelby
                                   Senior Vice President of Finance
                                   (Principal Financial Officer)


                                By: /s/Jim D. Jones
                                   ---------------------------------
                                   Jim D. Jones
                                   Vice President, Controller and
                                   Treasurer (Principal Accounting
                                   Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the undersigned have signed this report on behalf of the Company, in the capacities and on the dates indicated.



Dated:  April 13, 1995          By: /s/Jack E. Golsen
                             --------------------------------
                                   Jack E. Golsen, Director


Dated:  April 13, 1995          By:/s/ Tony M. Shelby
                             --------------------------------
                                   Tony M. Shelby, Director


Dated:  April 13, 1995          By:/s/ David R. Goss
                             --------------------------------
                                   David R. Goss, Director


Dated:  April 13, 1995          By:/s/Barry H. Golsen
                             --------------------------------
                                   Barry H. Golsen, Director


Dated:  April 13, 1995          By:/s/ C.L. Thurman
                             --------------------------------
                                   C. L. Thurman, Director


Dated:  April 13, 1995          By:/s/Robert C. Brown
                             --------------------------------
                                   Robert C. Brown, Director


Dated:  April 13, 1995          By:/s/Bernard G. Ille
                             --------------------------------
                                   Bernard G. Ille, Director


Dated:  April 13, 1995          By:/s/Jerome D. Shaffer
                             --------------------------------
                                   Jerome D. Shaffer, Director


Dated:  April 13, 1995          By:/s/Raymond B. Ackerman
                              --------------------------------
                                   Raymond B. Ackerman, Director





                         Report of Independent Auditors

The Board of Directors and Stockholders
LSB Industries, Inc.

We have audited the accompanying consolidated balance sheets of LSB Industries, Inc. as of December 31, 1994 and 1993, and the related consolidated statements of operations, non-redeemable preferred stock, common stock and other stockholders' equity and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of LSB Industries, Inc. at December 31, 1994 and 1993, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                  ERNST & YOUNG LLP

Oklahoma City, Oklahoma
March 21, 1995

                              LSB Industries, Inc.

                      Consolidated Balance Sheets (Note 1)

                                               DECEMBER 31,
                                             1994        1993
                                           --------------------
                                              (In Thousands)
ASSETS
Current assets:
 Cash and cash equivalents                 $  2,610    $  2,781
 Trade accounts receivable, less
  allowance for doubtful accounts of
  $2,000,000 ($2,583,000 in 1993)            42,720      49,533


 Inventories (Notes 4 and 7):
  Finished goods                             33,926      24,197
  Work in process                             9,796       9,643
  Raw materials                              15,611      11,801
                                           --------------------
 Total inventory                             59,333      45,641

 Supplies and prepaid items                   6,386       5,459
                                           --------------------
Total current assets                        111,049     103,414


Property, plant and equipment, at cost
 (Notes 5 and 7)                            133,359     113,795
Accumulated depreciation                    (59,675)    (53,269)
                                           --------------------
Property, plant and equipment, net           73,684      60,526


Loans receivable, secured by real
 estate (Note 3)                             17,243      13,968


Other assets, net of allowance for
 doubtful accounts of $1,150,000 in
 1994 (none in 1993)                         19,305      18,130
                                           --------------------
                                           $221,281    $196,038
                                           ====================

                                                             DECEMBER 31,
                                                           1994       1993
                                                         -------------------
                                                           (In Thousands)
LIABILITIES, PREFERRED AND COMMON
 STOCKS AND OTHER STOCKHOLDERS' EQUITY
Current liabilities:
  Drafts payable                                         $  1,291   $  1,220
  Accounts payable                                         29,496     22,645
  Accrued liabilities                                       8,062      6,752
  Current portion of long-term debt (Note 7)                9,716      9,763
                                                         -------------------
Total current liabilities                                  48,565     40,380

Long-term debt (Note 7)                                    81,965     20,508
Net liabilities of Financial Services
 Business sold in 1994 (Note 3)                                --     60,124
Commitments and contingencies (Notes 3, 6 and 12)

Redeemable, noncumulative, convertible preferred
 stock, $100 par value; 1,597 shares issued and
 outstanding (1,637 in 1993) (Note 10)                        152        155

Non-redeemable preferred stock, common
 stock and other stockholders' equity
 (Notes 7, 9 and 11):
  Series B 12% cumulative, convertible  preferred
   stock, $100 par value; 20,000 shares issued
   and outstanding                                          2,000      2,000
  Series 2 $3.25 convertible,  exchangeable
   Class C preferred stock, $50 stated value;
   920,000 shares issued                                   46,000     46,000

  Common stock, $.10 par value;  75,000,000 shares
   authorized, 14,620,156 shares issued
   (14,514,056  in 1993)                                    1,462      1,451

  Capital in excess of par value                           37,369     37,120
  Retained earnings (deficit)                              12,883     (7,541)
                                                         -------------------
                                                           99,714     79,030
  Less treasury stock, at cost:
   Series 2 preferred, 5,000 shares (none in 1993)            200         --
   Common stock, 1,559,590 shares (840,085 in 1993)         8,915      4,159
                                                         -------------------
Total non-redeemable preferred stock, common
 stock and other stockholders' equity                      90,599     74,871
                                                         -------------------
                                                         $221,281   $196,038
                                                         ===================

See accompanying notes.

                              LSB Industries, Inc.

                 Consolidated Statements of Operations (Note 1)

                                                                            YEAR ENDED DECEMBER 31,
                                                                    1994            1993           1992
                                                                  -----------------------------------------
                                                                   (In Thousands, Except Per Share Amounts)
Revenues:
 Net sales                                                         $245,025       $232,616       $198,373
 Other income                                                         4,944          4,913          1,844
                                                                  ---------------------------------------
                                                                    249,969        237,529        200,217

Costs and expenses:
 Cost of sales                                                      191,916        174,504        146,391
 Selling, general and administrative                                 49,221         43,474         37,153
 Interest                                                             6,949          7,507          9,225
 Provision for environmental matter                                     450             --             --
 Costs of abandoned acquisitions                                      1,150             --             --
                                                                  ---------------------------------------
                                                                    249,686        225,485        192,769
                                                                  ---------------------------------------

Income from continuing operations before provision
 (benefit) for income taxes                                             283         12,044          7,448

Provision (benefit) for income taxes                                   (700)           809            463
                                                                  ---------------------------------------
Income from continuing operations                                       983         11,235          6,985

Discontinued operations:
 Income from discontinued operations                                    584          1,228          2,323
 Gain on disposal of discontinued operations                         24,200             --             --
 Provision for income taxes related to
  discontinued operations                                            (1,300)           (64)           (53)
                                                                  ---------------------------------------
                                                                     23,484          1,164          2,270
                                                                  ---------------------------------------
Net income                                                         $ 24,467       $ 12,399       $  9,255
                                                                  =======================================

Net income applicable to common stock                              $ 21,232       $ 10,357       $  7,428
                                                                  =======================================

Earnings per common share:
 Primary:
  Income (loss) from continuing operations                         $  (0.16)      $   0.69       $   0.66
                                                                  =======================================

  Net income                                                       $   1.54       $   0.77       $   0.94
                                                                  =======================================

 Fully diluted:
  Income (loss) from continuing operations                         $  (0.16)      $   0.63       $   0.50
                                                                  =======================================

  Net income                                                       $   1.46       $   0.71       $   0.66
                                                                  =======================================

See accompanying notes.

                              LSB Industries, Inc.

  Consolidated Statements of Non-redeemable Preferred Stock, Common Stock and
                           Other Stockholders' Equity

                                     COMMON STOCK           NON-                        RETAINED
                                 --------------------    REDEEMABLE    CAPITAL IN       EARNINGS     TREASURY    TREASURY
                                               PAR       PREFERRED      EXCESS OF     (ACCUMULATED    STOCK --    STOCK --
                                  SHARES      VALUE        STOCK        PAR VALUE       DEFICIT)      COMMON     PREFERRED   TOTAL
                                 --------------------------------------------------------------------------------------------------
                                                                          (In Thousands)
Balance at December 31, 1991      5,825        $583       $ 19,206       $17,853        $(24,655)    $(2,635)   $     --    $10,352

Net income                           --          --             --            --           9,255          --          --      9,255
Conversion of 158 shares of
 redeemable preferred stock
 to common stock                      6           1             --            15              --          --          --         16
Conversion of 92,468 shares
 of Series 1 Class C
 preferred stock to common
 stock                              705          70         (1,849)        1,779              --          --          --        --
Exercise of stock options:
 Cash                               450          45             --           642              --          --          --       687
 Stock tendered and added to
  treasury at market value        1,112         111             --         1,689              --      (1,800)         --        --
Dividends declared:
 Series 1 Class C preferred
  stock ($2.20 per share)            --          --             --            --          (1,568)         --          --    (1,568)
 Series B 12% preferred stock
  ($12.00 per share)                 --          --             --            --            (240)         --          --      (240)
 Redeemable preferred stock
  ($10.00 per share)                 --          --             --            --             (19)         --          --       (19)
Purchase of treasury stock           --          --             --            --              --        (144)         --      (144)
                                 --------------------------------------------------------------------------------------------------
Balance at December 31, 1992      8,098         810         17,357        21,978         (17,227)     (4,579)         --    18,339

Net income                           --          --             --            --          12,399          --          --    12,399
Conversion of 85 shares of
 redeemable preferred stock
 to common stock                      3          --             --             5              --          --          --         5
Conversion of 657,390 shares
 of Series 1 preferred to
 common stock                     5,008         501        (13,148)       12,647              --          --          --        --
Redemption of Series 1
 preferred                           --          --           (115)           (8)             --          --          --      (123)
Retirement of Series 1
 preferred held in treasury          --          --         (2,094)          214              --       1,880          --        --
Sale of common stock                263          26             --         1,914              --          --          --     1,940
Sale of Series 2 preferred           --          --         46,000        (2,129)             --          --          --    43,871
Exercise of stock options:
 Cash received                      640          64             --         1,501              --          --          --     1,565
 Stock tendered and added to
  treasury at market value          502          50             --           998              --      (1,048)         --        --


(Continued on following page)

LSB Industries, Inc.

  Consolidated Statements of Non-redeemable Preferred Stock, Common Stock and
                     Other Stockholders' Equity (continued)




                                   COMMON STOCK         NON-                       RETAINED
                                -----------------    REDEEMABLE    CAPITAL IN      EARNINGS      TREASURY     TREASURY
                                           PAR        PREFERRED    EXCESS OF    (ACCUMULATED     STOCK --      STOCK --
                               SHARES     VALUE         STOCK      PAR VALUE      DEFICIT)       COMMON      PREFERRED    TOTAL
                               -------------------------------------------------------------------------------------------------
                                                                              (In Thousands)
Dividends declared:
 Series B 12% preferred
  stock ($12.00 per share)         --   $   --      $    --        $    --        $  (240)       $    --      $   --     $  (240)
 Redeemable preferred
  stock ($10.00 per share)         --       --           --             --            (16)            --          --         (16)
 Common stock ($.06 per
  share)                           --       --           --             --           (797)            --          --        (797)
Series 2 preferred stock
 ($1.80 per share)                 --       --           --             --         (1,660)            --          --      (1,660)
Purchase of treasury
 stock                             --       --           --             --             --           (412)         --        (412)
                                ------------------------------------------------------------------------------------------------
 Balance at December 31, 1993   14,514   1,451       48,000         37,120         (7,541)        (4,159)         --      74,871

Net income                         --       --           --             --         24,467             --          --      24,467
Conversion of 40 shares of
 redeemable preferred stock
 to common stock                    1       --           --              1             --             --          --           1
Exercise of stock options:
 Cash received                    105       11           --            248             --             --          --         259
Dividends declared:
 Series B 12% preferred stock
  ($12.00 per share)               --       --           --             --           (240)            --          --        (240)
 Redeemable preferred stock
  ($10.00 per share)               --       --           --             --            (16)            --          --         (16)
 Common stock ($.06 per share)     --       --           --             --           (808)            --          --        (808)
 Series 2 preferred stock
  ($3.25 per share)                --       --           --             --         (2,979)            --          --      (2,979)
Purchase of treasury stock         --       --           --             --             --         (4,756)       (200)     (4,956)
                               -------------------------------------------------------------------------------------------------
Balance at December 31, 1994   14,620   $1,462      $48,000        $37,369        $12,883        $(8,915)      $(200)    $90,599
                               =================================================================================================

See accompanying notes.

                              LSB Industries, Inc.

                 Consolidated Statements of Cash Flows (Note 1)

                                                                           YEAR ENDED DECEMBER 31,
                                                                         1994        1993        1992
                                                                    ----------------------------------
                                                                             (In Thousands)
CASH FLOWS FROM CONTINUING OPERATIONS
Income from continuing operations                                      $    983    $ 11,235    $ 6,985
Adjustments to reconcile income from continuing operations
 to net cash provided (used) by continuing  operations:
   Depreciation, depletion and amortization:
     Property, plant and equipment                                        6,998       5,870      5,971
     Other                                                                1,077         959      1,071
   Provision for possible losses:
     Trade accounts receivable                                            1,468         439        972
     Notes receivable                                                       650          --         --
     Environmental matter                                                   450          --         --
   Gain of sales of assets                                               (1,303)     (1,587)       (61)
   Cash provided (used) by changes in assets and liabilities:
     Trade accounts receivable                                            3,923     (13,523)     3,084
     Inventories                                                        (13,692)      2,737     (7,130)
     Supplies and prepaid items                                            (927)     (1,282)       415
     Accounts payable                                                     6,209        (718)      (277)
     Accrued liabilities                                                    850        (867)     1,439
     Billings in excess of costs and estimated earnings                      --      (4,858)     4,858
                                                                    ----------------------------------
Net cash provided (used) by continuing operations                         6,686      (1,595)    17,327

CASH FLOWS FROM INVESTING ACTIVITIES OF CONTINUING OPERATIONS
Capital expenditures                                                    (15,647)     (9,397)    (4,628)
Purchase of loans receivable                                             (3,068)         --         --
Principal payments on notes receivable                                      388          --         --
Proceeds from sales of equipment and real estate properties               4,399       6,735      1,164
Other assets                                                             (5,566)     (1,882)      (968)
Cash acquired in connection with acquisitions                                --       1,228         55
Payments for acquisitions                                                    --      (1,747)      (140)
                                                                    ----------------------------------
Net cash used by investing activities                                   (19,494)     (5,063)    (4,517)

(Continued on following page)

                             LSB Industries, Inc.


                                                                           YEAR ENDED DECEMBER 31,
                                                                        1994        1993        1992
                                                                      --------------------------------
                                                                              (In Thousands)
CASH FLOWS FROM FINANCING ACTIVITIES OF
 CONTINUING OPERATIONS
Payments on long-term and other debt                                  $ (7,635)   $(17,828)   $ (6,948)
Long-term and other borrowings                                          17,124          --         851
Net change in revolving debt facilities                                 47,004      (4,950)     (1,108)
Net change in receivables previously financed by
 discontinued operations                                               (33,570)      1,218      (7,065)
Net change in drafts payable                                                71      (3,329)        918
Dividends paid:
  Preferred stocks                                                      (3,235)     (1,916)     (1,827)
  Common stock                                                            (808)       (797)         --
Purchase of treasury stock:
  Preferred stock                                                         (200)         --          --
  Common stock                                                          (4,756)       (302)       (144)
Net proceeds from issuance of common and preferred stock                   259      47,141         687
                                                                      --------------------------------
Net cash provided (used) by financing activities of
 continuing operations                                                  14,254      19,237     (14,636)
                                                                      --------------------------------
Net increase (decrease) in cash from continuing operations               1,446      12,579      (1,826)

Net change in cash from discontinued operations                         (1,617)    (10,913)      1,723
                                                                      --------------------------------
Net increase (decrease) in cash and cash equivalents from
  all activities                                                          (171)      1,666        (103)

Cash and cash equivalents at beginning of year                           2,781       1,115       1,218
                                                                      --------------------------------
Cash and cash equivalents at end of year                              $  2,610    $  2,781    $  1,115
                                                                      ================================

See accompanying notes.

                             LSB INDUSTRIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1994, 1993 AND 1992

1. BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of LSB Industries, Inc. (the "Company") and its subsidiaries. The accounts of its financial services subsidiary, Equity Bank for Savings, F.A. ("Equity Bank"), which was sold on May 25, 1994 have been reclassified as discontinued operations at December 31, 1993. Additionally, the consolidated statements of operations for the years ended December 31, 1993 and 1992 have been restated to present the operation of Equity Bank as income from discontinued operations. See Note 3 for the assets and liabilities of the Company's financial services subsidiary classified as discontinued at December 31, 1993.

2. ACCOUNTING POLICIES

STATEMENTS OF CASH FLOWS

For purposes of reporting cash flows, cash and cash equivalents include cash, overnight funds and interest bearing deposits with original maturities when purchased by the Company of 90 days or less.

Supplemental cash flow information includes:

                                                        1994     1993     1992
                                                    ---------------------------
                                                            (In Thousands)

Cash payments for interest and income taxes:
Interest on long-term debt and other                   $7,440   $7,159   $8,911
Income taxes (1992 is net refunds received)               832      861     (155)
Noncash financing and investing activities:
Exercise of stock options-stock tendered and
 added to treasury shares at market value                  --    1,048    1,800

Long-term debt issued for property, plant and
 equipment                                              4,884    1,500       --

Patents purchased by reduction of note receivable          --       --    2,344

                             LSB INDUSTRIES, INC.

2.  Accounting Policies (continued)

LOANS RECEIVABLE

Loans receivable are stated at unpaid principal balances, less any allowance for loan losses (none in 1994 or 1993). Management's periodic evaluation of the adequacy of the allowance is based on past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of the underlying collateral, and current economic conditions.

INVENTORIES

Purchased machinery and equipment are carried at specific cost plus duty, freight and other charges, not in excess of net realizable value. All other inventory is priced at the lower of cost or market, with cost being determined using the first-in, first-out (FIFO) basis, except for certain heat pump products with a value of $9,007,000 at December 31, 1994 ($7,191,000 at December 31, 1993), which are priced at the lower of cost or market, with cost being determined using the last-in, first-out (LIFO) basis. The difference between the LIFO basis and current cost is $681,000 at December 31, 1994 ($571,000 at December 31, 1993).

DEPRECIATION

For financial reporting purposes, depreciation, depletion and amortization is primarily computed using the straight-line method over the estimated useful lives of the assets.

CAPITALIZATION OF INTEREST

Interest costs aggregating $491,000 related to the construction of a new nitric acid plant were capitalized in 1994 (none in 1993 or 1992). At such time as the assets are placed in service, capitalized costs will be amortized over the related plant's estimated useful life.

EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED

The excess of purchase price over net assets acquired totals $4,776,000 at December 31, 1994, is included in other assets and is being amortized by the straight-line method over periods of 10 to 22 years. The carrying value of the excess of purchase price over net assets acquired is reviewed if the facts and circumstances suggest that it may be impaired.

                             LSB INDUSTRIES, INC.

2.  Accounting Policies (continued)

RESEARCH AND DEVELOPMENT COSTS

Costs incurred in connection with product research and development are expensed as incurred. Such costs amounted to $606,000 in 1994, $788,000 in 1993 and $684,000 in 1992.

ADVERTISING COSTS

Costs incurred in connection with advertising and promotion of the Company's products are expensed as incurred. Such costs amounted to $1,321,000 in 1994, $1,310,000 in 1993 and $898,000 in 1992.

INCOME TAXES

The Company provides income taxes for the difference in the tax and financial reporting bases of assets and liabilities in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

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

Fully diluted earnings per share are based on the weighted average number of common shares and dilutive common equivalent shares outstanding and the assumed conversion of dilutive convertible securities outstanding after appropriate adjustment for interest and related income tax effects on convertible notes payable, as applicable.

Average common shares outstanding used in computing earnings per share are as follows:

                       1994         1993         1992
                   ------------------------------------
Primary            13,831,128   13,401,194    8,188,492
Fully diluted      15,155,461   15,397,886   14,413,179

                             LSB INDUSTRIES, INC.

3. DISCONTINUED OPERATIONS--FINANCIAL SERVICES

On May 25, 1994, pursuant to a Stock Purchase Agreement, dated as of February 9, 1994 (the "Acquisition Agreement"), the Company sold for $91.1 million its wholly-owned subsidiary, Equity Bank, which constituted the Financial Services Business of the Company, to Fourth Financial Corporation (the "Purchaser"). The Purchaser acquired all of the outstanding shares of capital stock of Equity Bank. All regulatory and shareholder approvals necessary to complete the sale of Equity Bank were obtained prior to the closing of this transaction. Equity Bank's revenues for the period from January 1, 1994 to May 25, 1994 and the years ended December 31, 1993 and 1992 were $16.5 million, $41.8 million and $46.9 million, respectively.

The assets and liabilities of the Company's Financial Services subsidiary, classified as discontinued at December 31, 1993, are as follows:

                                              DECEMBER 31, 1993
                                              -----------------
                                                (In Thousands)
ASSETS
Cash and cash equivalents                           $  8,906
Loans and mortgage-backed securities,                359,303
 net
Other securities                                       7,806
Property and equipment, net                            5,144
Excess of purchase price over net                     17,041
 assets acquired, net
Other assets                                           3,273
                                                    --------
                                                     401,473

LIABILITIES
Deposits                                             332,511
Securities sold under agreement to                    38,721
 repurchase
Federal Home Loan Bank advances                       87,650
Accrued liabilities                                    2,715
                                                    --------
                                                     461,597
                                                    --------
Net liabilities                                     $ 60,124
                                                    ========

Under the Acquisition Agreement and using the proceeds from the sale of Equity Bank, the Company acquired from Equity Bank, prior to closing, certain subsidiaries of Equity Bank ("Retained Corporations") that own the real and personal property and other assets contributed

                             LSB INDUSTRIES, INC.

3. Discontinued Operations--Financial Services (continued)

by the Company to Equity Bank at the time of the acquisition of the predecessor of Equity Bank by the Company for Equity Bank's carrying value of the assets contributed of approximately $67.4 million, which approximated fair value. The carrying value of the assets in the consolidated financial statements of the Company continues to be historical cost. At the time of closing of the sale of Equity Bank, the Company also acquired: (A) the loan and mortgage on and an option to purchase Equity Tower located in Oklahoma City, Oklahoma ("Equity Tower Loan"), for an amount equal to Equity Bank's carrying value of approximately $13.9 million; (B) other real estate owned by Equity Bank that was acquired by Equity Bank through foreclosure for an amount equal to Equity Bank's carrying value of approximately $3.6 million (the Equity Tower Loan and other real estate owned are collectively called the "Retained Assets"); and (C) certain other loans for $3.1 million previously owned by Equity Bank. In addition, the Company acquired the outstanding accounts receivable sold to Equity Bank by the Company and its subsidiaries under various purchase agreements, dated March 8, 1988 (the "Receivables") for $6.9 million, which approximated fair value.

Under the Acquisition Agreement, the Company made certain representations and warranties. The Company also agreed under the Acquisition Agreement to indemnify the Purchaser and its wholly-owned subsidiary, Bank IV Oklahoma, National Association ("Bank IV"), against, among other things, (i) losses that may be sustained by them due to breach of any representations or warranties made by the Company in the Acquisition Agreement or failure by the Company to fulfill any agreement made by the Company in the Acquisition Agreement, provided losses by Fourth and Bank IV exceed $1 million in the aggregate, net of income tax effect, and such liability by the Company shall not exceed $25 million. The Company has further agreed to indemnify the Purchaser and Bank IV against certain liabilities which are not subject to the $1 million deductible and the $25 million maximum liability, including, but not limited to, environmental matters relating to the real estate contributed to Equity Bank at the time that the Company acquired Equity Bank. The representations and warranties made by the Company under the Agreement survive the closing of the sale of Equity Bank for a period of two (2) years, except certain tax-related representations and warranties which have a three (3) year survival period. In addition, there are no time limits (other than as provided by law) in connection with the indemnifications provided by the Company relating to certain environmental matters, a certain pending lawsuit, and a certain "frozen" 401(k) Plan.

                             LSB INDUSTRIES, INC.

4. INVENTORIES

Inventories at December 31, 1994 and 1993 consist of:

                                              FINISHED
                                           (OR PURCHASED)   WORK-IN-      RAW
                                               GOODS        PROCESS    MATERIALS    TOTAL
                                           -----------------------------------------------
                                                            (In Thousands)
 1994:
  Air handling units                          $ 2,461        $2,004    $  8,737   $ 13,202
  Machinery and industrial supplies             7,603            --          --      7,603
  Automotive products                          15,029         3,814       1,148     19,991
  Chemical products                             8,833         3,978       5,726     18,537
                                           -----------------------------------------------
Total                                         $33,926        $9,796    $ 15,611   $ 59,333
                                           ===============================================
1993 total                                    $24,197        $9,643    $ 11,801   $ 45,641
                                           ===============================================

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, consist of:

                                                                           DECEMBER 31,
                                                                          1994       1993
                                                                        -------------------
                                                                          (In Thousands)
Land and improvements                                                   $  4,409   $  4,387
Buildings and improvements                                                20,342     19,576
Machinery, equipment and automotive                                       99,507     81,476
Furniture, fixtures and store equipment                                    5,760      4,951
Producing oil and gas properties                                           3,341      3,405
                                                                        -------------------
                                                                         133,359    113,795
Less accumulated depreciation, depletion and amortization                 59,675     53,269
                                                                        -------------------
                                                                        $ 73,684   $ 60,526
                                                                        ===================

                             LSB INDUSTRIES, INC.

6. FOREIGN SALES CONTRACT

In 1992, a subsidiary of the Company signed an agreement to supply a foreign customer with equipment, technology and technical assistance to manufacture certain types of automotive products. Payments scheduled under the contract totaled $44 million, $15.5 million of which has been billed (in accordance with the payment schedule) with $13.9 million collected by the Company as of December 31, 1994.

In March 1995, the subsidiary has negotiated a preliminary oral agreement in principle with the customer to revise the contract payment terms and the commitment by the subsidiary to purchase bearing products from the customer. Under the proposed revision, the subsidiary expects to receive approximately $4 million cash upon completion of the revision and $21 million in bearing products, after the subsidiary satisfies its revised purchase commitment and after the customer repays it debt associated with the contract and its revision, which receipt is not expected prior to the year 2000. In connection with this revision, the Company would amend its purchase commitment from a best efforts arrangement to a firm commitment to purchase approximately $6 million of bearing products over each of the next five years, at pre-determined prices, not in excess of market prices, subject to the customer's ability to deliver product to the Company meeting defined quality standards.

Revenues, costs and profits related to the contract are being recognized in two separate phases. The first phase involves the purchase, modification, development and delivery of the machinery, tooling, designs and other technical information and services. Sales recognized during this phase have been limited to actual cash collections and approximately $1.6 million originally expected to have been received in 1994 which is included in other assets in the accompanying consolidated balance sheet at December 31, 1994.

Contract revenues related to bearing products to be received under the $21 million delivery commitment discussed above, will be deferred until such products are received.

                             LSB INDUSTRIES, INC.

7. LONG-TERM DEBT

Long-term debt is detailed as follows:

                                                                December 31,
                                                              1994      1993
                                                            -----------------
                                                             (In Thousands)
Secured revolving credit facility with interest at
 a base rate of a certain bank plus a specified
 percentage (9.0% aggregate rate at December 31,
 1994) (A)                                                  $44,379   $    --
Secured loans of a subsidiary with interest payable
 quarterly at rates indicated (B):
   10.415% to 12.72% term loans                              15,833    20,583
   Revolving credit facility at a base rate of a
     certain bank plus a specified percentage
     (10.75% at December 31, 1994)                            5,556     2,100
Secured construction loan with interest payable
 monthly at the "LIBOR rate" plus 3.1% (9.225% at
 December 31, 1994) (C)                                      12,750        --
Secured revolving loans with interest payable
 monthly at the prime rate of a bank affiliated
 with the lender plus a specified percentage                     --       470
Other with interest at a rate of 7.5% to 13.0%               13,163     7,118
                                                            -----------------
                                                             91,681    30,271
Less current portion of long-term debt                        9,716     9,763
                                                            -----------------
Long-term debt due after one year                           $81,965   $20,508
                                                            =================

(A) In December 1994, the Company, certain subsidiaries of the Company and a bank entered into a series of six asset-based revolving credit facilities aggregating $65 million. The agreement provides for an initial term of three years; however, the agreement will automatically renew for successive 13-month terms, unless terminated by either party. The revolving loans are available based on varying percentages of eligible accounts receivable and inventory. At December 31, 1994, available borrowings aggregated $9.2 million on which the Company pays a commitment fee of .5%. The agreement provides for loans at the reference rate as defined (which approximates the national prime rate) plus .5%, or the Eurodollar rate plus 2.875%, with interest due monthly. The agreement also provides for the issuance of letters of credit of up to $11 million, subject to certain restrictions.

    The agreement is secured by substantially all of the Company's receivables, inventory, proprietary rights, and proceeds thereof. The agreement contains financial covenants, including limitations on dividends, investments and capital expenditures, and requires

                             LSB INDUSTRIES, INC.

7.  Long-Term Debt (continued)

    maintenance of tangible net worth (escalating from $86 million in 1994 to $98 million in 1996), and debt ratios whereby the "borrowing groups'" debt (excluding the borrowings under this agreement) shall not exceed 85% of the Company's adjusted tangible net worth (as defined).

(B) This agreement between a subsidiary of the Company and two institutional lenders provides for two series of term loans and a revolving credit facility which provides a maximum available credit line of approximately $5.6 million as of December 31, 1994. The availability under the revolving credit facility reduces by $1.8 million in each 1995 and 1996 with the remainder due in March 1997. Annual principal payments of the term loans are $5.1 million in 1995 and escalate each year to a final payment of $5.5 million on March 31, 1997.

    The agreement is secured by substantially all of the subsidiaries' assets, not otherwise pledged. It requires the Company to maintain certain financial ratios and contains other financial covenants, including working capital, fixed charge coverage and tangible net worth requirements and capital expenditure limitations. During 1994, the subsidiary obtained a waiver from the lender as it relates to the fixed charge coverage ratio, reducing the required minimum through November 1995. The subsidiary expects to be able to comply with the original covenant by such date. Payments to the parent company are limited to (i) the amount of income taxes that the subsidiary would pay if the subsidiary filed separate income tax returns, (ii) management and other fees required for reimbursement of reasonable costs and expenses, consistent with past practices and (iii) other payments to the parent company up to 25% or 50% of the cumulative net income of the subsidiary, depending on the total capitalization ratio, as defined, of the Company. As a result of the various restrictions under the agreement, the subsidiary is permitted to transfer approximately $272,000 of net assets to the parent company as of December 31, 1994.

(C) This agreement between a subsidiary of the Company and an institutional lender provides for a construction loan in the aggregate amount of $12.75 million of which the proceeds are to be used in the construction of a nitric acid plant. Interest during the construction period accrues at a rate equal to the LIBOR rate plus 3.10%. Upon completion of the plant, the loan converts to a term loan requiring 84 equal monthly payments of principal bearing interest, with interest equal to a fixed rate of the treasury rate plus 2.7%. This agreement is secured by the plant, equipment and machinery, and proprietary rights associated with the plant.

                             LSB INDUSTRIES, INC.

7. Long-Term Debt (continued)

Maturities of long-term debt for each of the five years after December 31, 1994 are: 1995-$9,716,000; 1996-$10,184,000; 1997-$54,938,000; 1998-$3,409,000; 1999-
$3,581,000 and thereafter-$9,853,000.

Subsequent to December 31, 1994, the Company obtained waivers from two lenders relating to certain debt covenants. Although there can be no assurances, the Company expects to meet such covenants in future periods.

8. INCOME TAXES

The provision (benefit) for income taxes from continuing operations consists of the following for the year indicated:

                1994     1993    1992
               -----------------------
                   (In Thousands)

Current:
  Federal     $(1,150)    $142    $ 51
  State           450      667     412
              ------------------------
              $  (700)    $809    $463
              ========================

The approximate tax effects of each type of temporary difference and carryforward that are used in computing deferred tax assets and liabilities and the valuation allowance related to deferred tax assets at December 31, 1994 and 1993 are as follows:

                                                                                       1994      1993
                                                                                     -----------------
                                                                                       (In Thousands)
DEFERRED TAX ASSETS
Allowances for doubtful accounts not deductible for tax purposes                      $   982   $ 1,027
Partnership losses not deductible for tax purposes                                      2,294     2,294
Capitalization of certain costs as inventory for tax purposes                           2,102     1,667
Net operating loss carryforward                                                        16,734    15,409
Investment tax and alternative minimum tax credit carryforwards                         1,466     1,292
Other                                                                                   1,226     1,090
                                                                                      -----------------
Total deferred tax assets                                                              24,804    22,779
  Less valuation allowance                                                             14,717    13,559
                                                                                      -----------------
Net deferred tax assets                                                               $10,087   $ 9,220
                                                                                      =================

                             LSB INDUSTRIES, INC.

8.  Income Taxes (continued)



                                              1994      1993
                                           -----------------
                                            (In Thousands)
DEFERRED TAX LIABILITIES
Accelerated depreciation used for tax
 purposes                                  $ 7,751   $ 6,977
Inventory basis difference resulting
 from a business combination                 2,139     2,139
Other                                          197       104
                                           -----------------
Total deferred tax liabilities             $10,087   $ 9,220
                                           =================

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

The differences between the amount of the provision for income taxes and the amount which would result from the application of the federal statutory rate to "Income from continuing operations before provision (benefit) for income taxes" for each of the three years in the period ended December 31, 1994 are detailed below:

                                             1994       1993       1992
                                           -----------------------------
                                                  (In Thousands)
Provision for income taxes at federal
 statutory rate                            $    96    $ 4,215    $ 2,532
Changes in the valuation allowance
 related to deferred tax assets               (291)    (4,770)    (2,458)
State income taxes, net of federal
 benefit                                       297        259         92
Amortization of excess of purchase
 price over net assets acquired                139        191        153
Settlement of dispute with governmental
 agency                                         --        618         --
Utilization of regular and/or
 alternative minimum tax net operating
 loss carryforward                          (1,300)        --       (309)

Alternative minimum tax                        150        142         51
Other                                          209        154        402
                                           -----------------------------
Provision (benefit) for income taxes       $  (700)   $   809    $   463
                                           =============================

At December 31, 1994, the Company has net operating loss ("NOL") carryforwards for tax purposes of approximately $42.9 million. Such amounts expire beginning in 1999. The Company also has investment tax credit carryforwards of approximately $630,000 which expire beginning in 1995.

                             LSB INDUSTRIES, INC.

9. STOCKHOLDERS' EQUITY

STOCK OPTIONS

In November 1981, the Company adopted the 1981 Incentive Stock Option Plan, in March 1986, the Company adopted the 1986 Incentive Stock Option Plan and, in September 1993, the Company adopted the 1993 Stock Option and Incentive Plan. Under these plans, the Company is authorized to grant options to purchase up to 3,700,000 shares of the Company's common stock to key employees of the Company and its subsidiaries. These options become exercisable 20% after one year from date of grant, 40% after two years, 70% after three years, 100% after four years and lapse at the end of ten years. The exercise price of options to be granted under this plan is equal to the fair market value of the Company's common stock at the date of grant. For participants who own 10% or more of the Company's common stock at the date of grant, the option price is 110% of the fair market value at the date of grant and the options lapse after five years from the date of grant.

Activity in the Company's stock option plans during each of the three years in the period ended December 31, 1994 is as follows:

                                             1994         1993           1992
                                            ------------------------------------
Outstanding options at beginning of year    556,664     1,340,300      2,501,700
Granted                                      54,000        14,000        280,000
Exercised                                   (29,500)     (791,636)    (1,411,400)
Surrendered, forfeited or expired                --        (6,000)       (30,000)
                                            ------------------------------------
Outstanding options at end of year          581,164       556,664      1,340,300
                                            ====================================


At end of year:
Prices of outstanding options              $   1.13    $     1.13    $      1.13
                                               to            to             to
                                           $   9.00    $     9.00    $      3.44
Average option price per share             $   2.84    $     2.44    $      2.10
Options exercisable                         356,940       280,640        852,566
Options available for future grants         872,300       926,300         84,300

                             LSB INDUSTRIES, INC.

9.  Stockholders' Equity (continued)

The Company's Board of Directors approved the grant of non-qualified stock options to the Company's outside directors, President and a key employee of one of the Company's subsidiaries, as detailed below. The option price was based on the market value of the Company's common stock at the date of grant and these options are exercisable at any time after the date of grant and expire five years from such date. During 1994, three of the Company's Directors exercised options to purchase 75,000 shares of the Company's stock at $2.63 per share. During 1993, one of the Company's directors exercised options to purchase 65,000 shares of the Company's stock at an average price of $2.26 per share. During 1992, three of the Company's directors exercised options to purchase 150,000 shares of the Company's stock at $1.25 per share and an option to purchase 50,000 shares at $1.25 per share expired.

                                   NUMBER OF SHARES
                                  SUBJECT TO OPTIONS
  DATE GRANTED     OPTION PRICE     OUTSTANDING AT
  OR EXTENDED       PER SHARE     DECEMBER 31, 1994
- ----------------------------------------------------
April 1990           $1.375             100,000
June 1992            $3.125              45,000
June 1994 (A)        $2.625             165,000

(A) In June 1994, the Board of Directors extended the expiration date on the grant of options for 165,000 shares to the Company's President for an additional five years. The option price and terms of the option were unchanged except that, in consideration of the extension of time to exercise, the President agreed to a revised vesting schedule for exercise of 20% of the option shares in each of the years 1995, 1996 and 1997 and 40% of the option shares in 1998.

In September 1993, the Company adopted the 1993 Nonemployee Director Stock Option Plan (the "Outside Director Plan"). The Outside Director Plan authorizes the grant of nonqualified stock options to each member of the Company's Board of Directors who is not an officer or employee of the Company or its subsidiaries. The maximum number of shares of common stock of the Company that may be issued under the Outside Director Plan is 150,000 shares (subject to adjustment as provided in the Outside Director Plan).

                             LSB INDUSTRIES, INC.

9.  Stockholders' Equity (continued)

The Company shall automatically grant to each outside director an option to acquire 5,000 shares of the Company's common stock on April 30 following the end of each of the Company's fiscal years in which the Company realizes net income of $9.2 million or more for such fiscal year. The exercise price for an option granted under this plan shall be the fair market value of the shares of common stock at the time the option is granted. Each option granted under this plan to the extent not exercised shall terminate upon the earlier of the termination as a member of the Company's Board of Directors or the fifth anniversary of the date such option was granted. During 1994, there were 25,000 options granted at $9.00 per share under the Outside Director Plan.

PREFERRED SHARE PURCHASE RIGHTS

In February 1989, the Company's Board of Directors declared a dividend distribution of one Preferred Share Purchase Right (the "Preferred Right") for each outstanding share of the Company's common stock. The Preferred Rights are designed to ensure that all of the Company's stockholders receive fair and equal treatment in the event of a proposed takeover or abusive tender offer.

The Preferred Rights are generally exercisable when a person or group, other than the Company's Chairman and his affiliates, acquire beneficial ownership of 30% or more of the Company's common stock (such a person or group will be referred to as the "Acquirer"). Each Preferred Right (excluding Preferred Rights owned by the Acquirer) entitles stockholders to buy one one-hundredth (1/100) of a share of a new series of participating preferred stock at an exercise price of $14. Following the acquisition by the Acquirer of beneficial ownership of 30% or more of the Company's common stock, and prior to the acquisition of 50% or more of the Company's common stock by the Acquirer, the Company's Board of Directors may exchange all or a portion of the Preferred Rights (other than Preferred Rights owned by the Acquirer) for the Company's common stock at the rate of one share of common stock per Preferred Right. Following acquisition by the Acquirer of 30% or more of the Company's common stock, each Preferred Right (other than the Preferred Rights owned by the Acquirer) will entitle its holder to purchase a number of the Company's common shares having a market value of two times the Preferred Right's exercise price.

If the Company is acquired, each Preferred Right (other than the Preferred Rights owned by the Acquirer) will entitle its holder to purchase a number of the Acquirer's common shares having a market value at the time of two times the Preferred Right's exercise price.

Prior to the acquisition by the Acquirer of beneficial ownership of 30% or more of the Company's stock, the Company's Board of Directors may redeem the Preferred Rights for $.01 per Preferred Right.

                             LSB INDUSTRIES, INC.

10. REDEEMABLE PREFERRED STOCK

Each share of the noncumulative redeemable preferred stock, $100 par value, is convertible into 40 shares of the Company's common stock at any time at the option of the holder; entitles the holder to one vote and is redeemable at par. The redeemable preferred stock provides for a noncumulative annual dividend of 10%, payable when and as declared. Dividend payments were current at December 31, 1994 and 1993.

11. NON-REDEEMABLE PREFERRED STOCK

The 20,000 shares of Series B cumulative, convertible preferred stock, $100 par value, are convertible, in whole or in part, into 666,666 shares of the Company's common stock (33.3333 shares of common stock for each share of preferred stock) at any time at the option of the holder and entitles the holder to one vote per share. The Series B preferred stock provides for annual cumulative dividends of 12% from date of issue, payable when and as declared. Dividend payments were current at December 31, 1994 and 1993.

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

The Series 2 Preferred is not redeemable prior to June 15, 1996. The Series 2 Preferred will be redeemable at the option of the Company, in whole or in part, at $52.28 per share if redeemed on or after June 15, 1996, and thereafter at prices decreasing ratably annually to $50.00 per share on or after June 15, 2003, plus accrued and unpaid dividends to the redemption date. Dividends on the Series 2 Preferred are cumulative and are payable quarterly in arrears. Dividend payments were current at December 31, 1994 and 1993.

The Series 2 Preferred also is exchangeable in whole, but not in part, at the option of the Company on any dividend payment date beginning June 15, 1996, for the Company's 6.50% Convertible Subordinated Debentures due 2018 (the "Debentures") at the rate of $50.00 principal amount of Debentures for each share of Series 2 Preferred. Interest on the Debentures, if issued, will be payable semiannually in arrears. The Debentures will, if issued, contain conversion and optional redemption provisions similar to those of the Series 2 Preferred and will be subject to a

                             LSB INDUSTRIES, INC.

11.  Non-redeemable Preferred Stock (continued)

mandatory annual sinking fund redemption of five percent of the amount of Debentures initially issued, commencing June 15, 2003 (or the June 15 following their issuance, if later).

At December 31, 1994, the Company is authorized to issue an additional 248,403 shares of $100 par value preferred stock and an additional 5,000,000 shares of no par value preferred stock. Upon issuance, the Board of Directors of the Company is to determine the specific terms and conditions of such preferred stock.

12. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company leases certain property, plant and equipment. Future minimum payments on operating leases with initial or remaining terms of one year or more at December 31, 1994 are as follows:


                (In Thousands)
1995                   $1,143
1996                      763
1997                      373
1998                      253
1999                       23
After 1999                 35
                       ------
                       $2,590
                       ======

Rent expense under all operating lease agreements, including month-to-month leases, was $3,149,000 in 1994, $2,595,000 in 1993 and $2,934,000 in 1992.
Renewal options are available under certain of the lease agreements for various periods at approximately the existing annual rental amounts. Rent expense paid to related parties was $90,000 in 1994 and $120,000 in 1993 and 1992.

A subsidiary of the Company has an operating lease agreement for specified quantities of precious metals used in the subsidiary's production process. The lease, which expires in March 1995, requires, among other things, (i) rentals generally based on a percentage (5.75%) of the leased metals' market values,
(ii) the subsidiary to provide to the lessor a letter of credit equal to at least 35% of the leased metals' market value (approximately $500,000 at December 31, 1994) and (iii) the subsidiary to purchase the leased metals at market value at the end of the lease term, if not renewed, or return to the lessor the quantities of metals subject to the lease.

                             LSB INDUSTRIES, INC.

12.  Commitments and Contingencies (continued)

During 1993, the Company's Chemical Business acquired an additional nitric acid plant for approximately $1.9 million. The Chemical Business is in the process of moving such plant from Illinois and installing the plant in Arkansas. The Company anticipates the total expenditures to move and install the plant will be approximately $16.5 million, of which $12.5 million had been incurred at December 31, 1994.

LEGAL MATTERS

Following is a summary of certain legal actions involving the Company:

A. In 1987, the U.S. Government notified one of the Company's subsidiaries, along with numerous other companies, of potential responsibility for clean-up of a waste disposal site in Oklahoma. No legal action has yet been filed. The amount of the Company's cost associated with the clean-up of the site is unknown due to continuing changes in (i) the estimated total cost of clean-up of the site and (ii) the percentage of the total waste which was alleged to have been contributed to the site by the Company, accordingly, no provision for any liability which may result has been made in the accompanying financial statements. The subsidiary's insurance carriers have been notified of this matter; however, the amount of possible coverage, if any, is not yet determinable.

B. As a result of a preliminary environmental assessment report prepared by the State of Arkansas, the primary manufacturing facility of the Company's Chemical Business has been placed in the Environmental Protection Agency's ("EPA") tracking system of sites which are known or suspected to be a site of a release of hazardous waste. Inclusion in the EPA's tracking system does not represent a determination of liability or a finding that any response action is necessary. As a result of being placed in the System, the State of Arkansas performed a preliminary assessment and advised the Company that the site has had certain releases of contaminants. On July 18, 1994, the Company received a report from the State of Arkansas which contained findings of violations of certain environmental laws and requested the Company to conduct further investigations to better determine the compliance status of and releases of contaminants at the Company. The Company has been advised that the State of Arkansas is currently preparing an administrative consent agreement to outline specific activities necessary to bring the Site into compliance and to remediate identified releases. While the Company is at this time unable to determine the ultimate cost of compliance with the expected administrative consent agreement, the Company has determined the subsidiary's cost to be at least $450,000; therefore, the Company has included a provision for environmental costs of $450,000 in the 1994 results of operations. Based on information presently available, the Company does not believe that compliance with the administrative consent agreement, or the assessment of penalties, or

                             LSB INDUSTRIES, INC.

12.  Commitments and Contingencies (continued)

   the facility being placed in the System, should have a material adverse effect on the Company or the Company's financial condition.

C. A subsidiary of the Company was named in April 1989 as a third party defendant in a lawsuit alleging defects in fan coil units installed in a commercial building. The amount of damages sought by the owner against the general contractor and the subsidiary's customer are substantial. The subsidiary's customer alleges that to the extent defects exist in the fan coil units, it is entitled to recovery from the subsidiary. The Company's subsidiary generally denies their customer's allegations and that any failures in the fan coil units were a result of improper design by the customer, improper installation or other causes beyond the subsidiary's control. The subsidiary has in turn filed claims against the suppliers of certain materials used to manufacture the fan coil units to the extent any failures in the fan coil units were caused by such materials. Discovery in these proceedings and settlement discussions are continuing. The Company does not believe resolution of the matter will have a material adverse effect on the Company or the Company's financial condition.

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

OTHER

During 1993 the Company settled an outstanding dispute with the U.S. Customs Service. Pursuant to the terms of the settlement agreement, the Company made a payment of $1.8 million.

In 1989 and 1991, the Company entered into severance agreements with certain of its executive officers that become effective after the occurrence of a change in control, as defined, if the Company terminates the officer's employment or if the officer terminates employment with the Company for good reason, as defined. These agreements require the Company to pay the executive officers an amount equal to 2.9 times their average annual base compensation, as defined, upon such termination.

In 1994, the Company guaranteed approximately $2 million of debt of a start-up aviation company in exchange for a 20% ownership interest, to which no value has been assigned as of December 31, 1994. This debt requires interest only payments until September 1996 at which time the outstanding principal and interest are due in full.

                             LSB INDUSTRIES, INC.

13. EMPLOYEE BENEFIT PLANS

The Company sponsors a defined contribution pension plan of which participation is available to substantially all full-time employees. The Company does not contribute to this plan, although it does pay for all costs associated with administering the plan, none of which are significant.

14. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following discussion of fair values is not indicative of the overall fair value of the Company's balance sheet since the provisions of the SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," do not apply to all assets, including intangibles.

The following methods and assumptions were used by the Company in estimating its fair value of financial instruments:

  CASH AND CASH EQUIVALENTS: Carrying value approximates fair value.

  LOANS: For variable-rate loans with no significant change in credit risk since loan origination, fair values approximate carrying amounts. Fair values for fixed-rate loans are estimated using discounted cash flow analyses, using interest rates which would currently be offered for loans with similar terms to borrowers of similar credit quality and for the same remaining maturities.

  As of December 31, 1994 and 1993, carrying values of loans receivable approximated their estimated fair value.

  INVESTMENT IN EQUITY SECURITIES: Fair values of investments in equity securities of closely-held companies have not been determined as estimation of such values are not practicable (carrying cost of $802,190).

  BORROWED FUNDS: Fair values for fixed rate borrowings are estimated using a discounted cash flow analysis that applies interest rates currently being offered on borrowings of similar amounts and terms to those currently outstanding. Carrying values for variable rate borrowings approximate their fair value.

  The estimated fair value of the Company's long-term debt is $92.6 million and $31.8 million compared to the Company's carrying value of $91.7 million and $30.3 million at December 31, 1994 and 1993, respectively.

As of December 31, 1994, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximated their estimated fair value.

                             LSB INDUSTRIES, INC.

15. SEGMENT INFORMATION

The Company and its subsidiaries operate principally in four industries.

     CHEMICAL

     This segment manufactures and sells chemical products for mining, agricultural, electronic, paper and other industries. Sales to customers of this segment, which primarily include coal mining companies throughout the United States and farmers in Texas, Missouri and Tennessee, are generally unsecured.

     ENVIRONMENTAL CONTROL

     This business segment manufactures and sells a variety of air handling and heat pump products for use in commercial and residential air conditioning and heating systems. Sales to customers of this segment, which primarily include original equipment manufacturers, contractors and independent sales representatives located throughout the world, are generally secured by a mechanic's lien, except for sales to original equipment manufacturers, which are generally unsecured.

     INDUSTRIAL PRODUCTS

     This segment manufactures and purchases machine tools and purchases industrial supplies for sale to machine tool dealers and end users throughout the world. Sales of industrial supplies are generally unsecured, whereas the Company generally retains a security interest in machine tools sold until payment is received.

     AUTOMOTIVE PRODUCTS

     This segment manufactures and sells, generally on an unsecured basis, anti-friction bearings and other products for automotive applications to wholesalers, retailers and original equipment manufacturers located throughout the world.

Credit is extended to customers based on an evaluation of the customer's financial condition and other factors. Credit losses are provided for in the financial statements based on historical experience and periodic assessment of outstanding accounts receivable, particularly those accounts which are past due. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer bases, and their dispersion across many different industries and geographic areas.

                             LSB INDUSTRIES, INC.

15.  Segment Information (continued)


Information about the Company's operations in different industry segments for each of the three years in the period ended December 31, 1994 is detailed below.

                                             1994        1993         1992
                                           ---------------------------------
                                                    (In Thousands)
Sales:
 Chemical                                  $131,576    $114,952     $106,031
 Environmental Control                       69,914      69,437       54,812
 Industrial Products                         11,222      19,714       17,539
 Automotive Products                         32,313      28,513       19,991
                                           ---------------------------------
                                           $245,025    $232,616     $198,373
                                           =================================


Gross profit:
 Chemical                                  $ 25,700    $ 27,557     $ 26,572
 Environmental Control                       17,651      15,651       13,839
 Industrial Products                          1,316       5,160        4,904
 Automotive Products                          8,442       9,744        6,667
                                           ---------------------------------
                                           $ 53,109    $ 58,112     $ 51,982
                                           =================================


Operating profit (loss):
 Chemical                                  $ 12,809    $ 17,632     $ 18,427
 Environmental Control                        3,512       3,900        3,269
 Industrial Products                         (4,155)      2,120          257
 Automotive Products                         (1,462)      2,528          954
                                           ---------------------------------
                                             10,704      26,180       22,907

General corporate expenses, net              (3,472)     (6,629)      (6,234)
Interest expense                             (6,949)     (7,507)      (9,225)
                                           ---------------------------------
Income before provision for income taxes   $    283    $ 12,044     $  7,448
                                           =================================

                             LSB INDUSTRIES, INC.

15.  Segment Information (continued)





                                               1994        1993         1992
                                           ---------------------------------
                                                    (In Thousands)
Depreciation, depletion and
 amortization of property, plant and
 equipment:
   Chemical                                $  4,044    $  3,696     $  3,566
                                           =================================
   Environmental Control                   $  1,427    $  1,015     $    965
                                           =================================
   Industrial Products                     $    117    $    118     $    141
                                           =================================
   Automotive Products                     $    785    $    502     $    620
                                           =================================

Additions to property, plant and
 equipment:
   Chemical                                $ 15,532    $  9,036     $  3,916
                                           =================================
   Environmental Control                   $  3,722    $  1,584     $    400
                                           =================================
   Industrial Products                     $     74    $    560     $    471
                                           =================================
   Automotive Products                     $  1,203    $  1,875     $    769
                                           =================================

Identifiable assets:
   Chemical                                $ 94,972    $ 77,943     $ 67,175
   Environmental Control                     40,660      38,389       33,708
   Industrial Products                       18,423      22,688       20,902
   Automotive Products                       38,369      31,650       24,257
                                           ---------------------------------
                                            192,424     170,670      146,042

Corporate assets                             28,857      25,368       20,957
                                           ---------------------------------
Total assets                               $221,281    $196,038     $166,999
                                           =================================

                             LSB INDUSTRIES, INC.

15.  Segment Information (continued)

Revenues by industry segment include revenues from unaffiliated customers, as reported in the consolidated financial statements. Intersegment revenues, which are accounted for at transfer prices ranging from the cost of producing or acquiring the product or service to normal prices to unaffiliated customers, are not significant.

Gross profit by industry segment represents net sales less cost of sales. Gross profit of the Industrial Products and the Automotive Products segments reflects the results recognized on the long-term contract discussed in Note 6. Such results are divided equally between the two segments.

Operating profit by industry segment represents revenues less operating expenses. In computing operating profit, none of the following items have been added or deducted: general corporate expenses, income taxes or interest expense. Operating profit of the Industrial Products and the Automotive Products segments reflects the results recognized on the long-term contract discussed in Note 6. Such results are divided equally between the two segments.

Identifiable assets by industry segment are those assets used in the operations in each industry. Corporate assets are those principally owned by the parent company or by subsidiaries not involved in the four identified industries.

Revenues from unaffiliated customers include direct foreign export sales as follows:

            GEOGRAPHIC AREA                1994      1993      1992
            ---------------               ---------------------------
                                                (In Thousands)
Mexico and Central and South America      $ 6,976   $ 6,419   $ 4,075
Canada                                     11,649    11,850     8,123
Slovakia                                    1,783     7,488     6,203
Other                                      16,195    11,100     4,767
                                          ---------------------------
                                          $36,603   $36,857   $23,168
                                          ===========================

                              LSB Industries, Inc.
                          Supplementary Financial Data
                      Quarterly Financial Data (Unaudited)
                    (In Thousands, Except Per Share Amounts)

                                                                                  THREE MONTHS ENDED
                                                                   MARCH 31   JUNE 30   SEPTEMBER 30    DECEMBER 31
                                                                 --------------------------------------------------
                                                                                      (Restated)
1994
Total revenues                                                    $64,352     $69,744     $60,139        $55,734
                                                                 ==================================================
Gross profit on net sales                                         $14,358     $15,230     $12,235        $11,286
                                                                 ==================================================
Income (loss) from continuing operations                          $ 1,858     $ 2,817     $  (913)       $(2,773)
                                                                 ==================================================
Net income (loss)                                                 $ 2,204     $27,255     $  (913)       $(4,079)
                                                                 ==================================================
Net income (loss) applicable to common stock                      $ 1,380     $26,447     $(1,718)       $(4,877)
                                                                 ==================================================
Primary earnings (loss) per common share:
 Continuing operations                                            $   .07     $   .14     $  (.13)       $  (.27)
                                                                 ==================================================
 Net income                                                       $   .10     $  1.84     $  (.13)       $  (.37)
                                                                 ==================================================

1993
Total revenues                                                    $53,393     $69,416     $58,674        $56,046
                                                                 ==================================================
Gross profit on net sales                                         $13,286     $18,067     $13,454        $13,305
                                                                 ==================================================
Income (loss) from continuing operations                          $ 2,155     $ 5,614     $ 1,869        $ 1,597
                                                                 ==================================================
Net income                                                        $ 2,657     $ 5,758     $ 2,424        $ 1,560
                                                                 ==================================================
Net income applicable to common stock                             $ 2,580     $ 5,408     $ 1,616        $   753
                                                                 ==================================================
Primary earnings per common share:
 Continuing operations                                            $   .20     $   .37     $   .07        $   .05
                                                                 ==================================================
 Net income                                                       $   .25     $   .38     $   .11        $   .05
                                                                 ==================================================

Net income in the fourth quarter of 1993 was increased approximately $3.5 million for additions to fixed assets resulting from capitalizable expenditures previously being expensed and the collection of an insurance settlement relating to the foreign project inventory.

                              LSB Industries, Inc.

                Schedule II -- Valuation and Qualifying Accounts

                  Years ended December 31, 1994, 1993 and 1992

                             (Dollars in Thousands)



                                                      ADDITIONS    DEDUCTIONS
                                                       CHARGED       WRITE-
                                       BALANCE AT     TO COSTS       OFFS/        BALANCE
                                       BEGINNING         AND         COSTS        AT END
              DESCRIPTION               OF YEAR       EXPENSES     INCURRED       OF YEAR
- ------------------------------------------------------------------------------------------
Allowance for doubtful accounts (1):
  1994                                 $2,583         $2,118          $1,551        $3,150
                                       ===================================================
  1993                                 $3,082         $  439          $  938        $2,583
                                       ===================================================
  1992                                 $3,354         $  972          $1,244        $3,082
                                       ===================================================

Product warranty liability:
  1994                                 $  653         $  667          $  631        $  689
                                       ===================================================
  1993                                 $  613         $  427          $  387        $  653
                                       ===================================================
  1992                                 $  649         $  547          $  583        $  613
                                       ===================================================

(1) Deducted in the balance sheet from the related assets to which the reserve applies.

Other valuation and qualifying accounts are detailed in the Company's notes to consolidated financial statements.