Form 10-Q
period 1995-03-31
LSB INDUSTRIES INC
filed 1995-05-19
CIK 60714

FORM 10-Q

                               UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly period ended    March 31, 1995
                          -----------------------------------------------
                                    OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   THE SECURITIES EXCHANGE ACT OF 1934

For The transition period from                 to
                              ----------------   ------------------------
Commission file number     1-7677
                      ---------------------------------------------------

                            LSB INDUSTRIES, INC.
           ----------------------------------------------------
           Exact name of Registrant as specified in its charter


         DELAWARE                                 73-1015226
- ------------------------------                 ---------------
State or other jurisdiction of                 I.R.S. Employer
incorporation or organization                  Identification No.

          16 South Pennsylvania,   Oklahoma City, Oklahoma  73107
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
                    YES   x        NO
                         ---          ---
The number of shares outstanding of the Registrant's voting Common Stock, as of May 10, 1995 is 12,938,097 shares excluding 1,810,419 shares held as treasury stock.


                                  PART I

                           FINANCIAL INFORMATION


Company or group of companies for which report is filed: LSB Industries, Inc. and all of its wholly-owned subsidiaries.

The accompanying condensed consolidated balance sheet of LSB Industries, Inc. at March 31, 1995 and the condensed consolidated statements of income and cash flows for the three month periods ended March 31, 1995 and 1994 have been subjected to a review, in accordance with standards established by the American Institute of Certified Public Accountants, by Ernst & Young LLP, independent auditors, whose report with respect thereto appears elsewhere in this Form 10-Q. The financial statements mentioned above are unaudited and reflect all adjustments, consisting primarily of adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation of the interim periods. The results of operations for the three months ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet at December 31, 1994, was derived from audited financial statements as of that date.

                           LSB INDUSTRIES, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
               (Information at March 31, 1995 is unaudited)
                          (Dollars in thousands)

                                                    March 31,     December 31,

ASSETS                                                1995           1994
_________________________________________          __________     __________

Current assets:

  Cash and cash equivalents                        $    4,534     $    2,610

  Trade accounts receivable, net of allowance          48,459         42,720

  Inventories:
    Finished goods                                     38,873         33,926
    Work in process                                    12,185          9,796
    Raw materials                                      17,917         15,611
                                                    __________    __________
  Total inventory                                      68,975         59,333

  Supplies and prepaid items                            7,077          6,386
                                                   __________     __________
Total current assets                                  129,045        111,049

Property, plant and equipment, net                     76,614         73,684

Investments and other assets:

  Loan receivable, secured by real estate              16,702         17,243

  Other assets, net of allowance                       20,072         19,305
                                                   __________     __________
                                                   $  242,433     $  221,281
                                                   ==========     ==========



                       (Continued on following page)




                            LSB INDUSTRIES, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                (Continued)
               (Information at March 31, 1995 is unaudited)
                          (Dollars in thousands)

LIABILITIES, PREFERRED AND COMMON STOCKS            March 31,     December 31,
  AND OTHER STOCKHOLDERS' EQUITY                      1995           1994
________________________________________           __________     __________
Current liabilities:
  Drafts payable                                   $      371     $    1,291
  Accounts payable                                     33,455         29,496
  Accrued liabilities                                   8,861          8,062
  Current portion of long-term debt                    11,809          9,716
                                                   __________     __________
Total current liabilities                              54,496         48,565

Long-term debt                                         96,647         81,965

Contingencies (Note 7)

Redeemable, noncumulative convertible
  preferred stock, $100 par value; 1,588 shares
  issued and outstanding (1,597 in 1994)                  151            152

Non-redeemable preferred stock, common stock and
  other stockholders' equity (Note 6):
  Series B 12% cumulative, convertible
    preferred stock, $100 par value;
    20,000 shares issued and outstanding                2,000          2,000
  Series 2 $3.25 convertible, exchangeable
    Class C preferred stock, $50 stated
    value; 920,000 shares issued and outstanding       46,000         46,000
  Common stock, $.10 par value; 75,000,000
    shares authorized, 14,620,516 shares
    issued (14,620,156 in 1994)                         1,462          1,462
  Capital in excess of par value                       37,370         37,369
  Retained Earnings                                    13,515         12,883
                                                   __________     __________
                                                      100,347         99,714
  Less treasury stock, at cost:
    Series 2 Preferred, 5,000 shares                      200            200
    Common stock, 1,574,604 shares
      (1,559,590 in 1994)                               9,008          8,915
                                                   __________     __________
Total non-redeemable preferred stock, common
  stock and other stockholders' equity                 91,139         90,599
                                                   __________     __________
                                                   $  242,433     $  221,281
                                                   ==========     ==========

                          See accompanying notes


                           LSB INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)
                Three Months Ended March 31, 1995 and 1994
             (Dollars in thousands, except per share amounts)

                                                      1995           1994
                                                   __________     __________
Revenues:
  Net sales                                        $   65,269     $   63,851
  Other income                                            662            501
                                                   __________     __________
                                                       65,931         64,352
Costs and expenses:
  Cost of sales                                        49,127         49,493
  Selling, general and administrative                  12,869         11,168
  Interest                                              2,388          1,681
                                                   __________     __________
                                                       64,384         62,342
                                                   __________     __________
Income from continuing operations
  before provision for income taxes                     1,547          2,010
Provision for income taxes                                 99            152
                                                   __________     __________
Income from continuing operations                       1,448          1,858

Income from discontinued operations, net
  of income taxes (Note 2)                                  -            346
                                                   __________     __________
Net income                                         $    1,448     $    2,204
                                                   ==========     ==========
Net income applicable to common stock (Note 4)     $      629     $    1,380
                                                   ==========     ==========
Average common shares outstanding (Note 4):
  Primary                                          13,552,256     14,413,581
  Fully diluted                                    13,573,199     15,084,247

Earnings per common share (Note 4):
  Primary:
    Income from:
      Continuing operations                        $      .05     $      .08
      Discontinued operations                               -            .02
                                                   __________     __________
    Net income                                     $      .05     $      .10
                                                   ==========     ==========

  Fully diluted:
    Income from:
      Continuing operations                        $      .05     $      .08
      Discontinued operations                               -            .02
                                                   __________     __________
    Net income                                     $      .05     $      .10
                                                   ==========     ==========

                          See accompanying notes


                           LSB INDUSTRIES, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                Three Months Ended March 31, 1995 and 1994
                          (Dollars in thousands)


                                                      1995           1994
                                                   __________     __________
Cash flows from continuing operations:
  Income from continuing operations                $    1,448     $    1,858
  Adjustments to reconcile income from
    continuing operations to cash flows
    provided (used) by continuing operations:
      Depreciation, depletion and amortization:
        Property, plant and equipment                   1,667          1,671
        Other                                             256            237
      Provision for bad debts                             180            367
      Gain on sale of assets                             (105)          (161)

      Cash provided (used) by changes in assets
        and liabilities:
          Trade accounts receivable                    (7,061)        (8,358)
          Inventories                                  (8,625)          (717)
          Supplies and prepaid items                     (669)         2,831
          Accounts payable                              4,046         12,687
          Accrued liabilities                             878           (897)
                                                   __________     __________

Net cash provided (used) by continuing operations      (7,985)         9,518

Cash flows from investing activities of
  continuing operations:
    Capital expenditures                               (4,563)        (3,975)
    Principal payments on notes receivable                542              -
    Proceeds from sales of equipment and
      real estate properties                              456            780
    Increase in other assets                           (1,472)          (577)
                                                   __________     __________
Net cash used by investing activities of
  continuing operations                                (5,037)        (3,772)

                       (Continued on following page)


                           LSB INDUSTRIES, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (CONTINUED)
                                (Unaudited)
                Three Months Ended March 31, 1995 and 1994
                          (Dollars in thousands)

                                                      1995           1994
                                                   __________     __________
Cash flows from financing activities of
  continuing operations:
    Payments on long-term and other debt           $     (666)    $     (688)
    Long-term and other borrowings                      3,662              -
    Net change in revolving debt facilities            13,779         23,910
    Net change in drafts payable                         (920)          (628)
    Dividends paid on preferred stocks (Note 6)          (816)          (824)
    Purchases of treasury stock (Note 6)                  (93)          (343)
    Net proceeds from issuance of
      common stock (Note 6)                                 -             46
    Net decrease in receivables sold to
      discontinued operations                               -        (20,087)
                                                   __________     __________

Net cash provided by financing
  activities of continuing operations                  14,946          1,386
                                                   __________     __________

Net increase in cash and cash equivalents
  from continuing operations                            1,924          7,132

Net decrease in cash and cash equivalents
  from discontinued operations                              -         (2,222)
                                                   __________     __________
Net increase in cash and cash equivalents from
  all activities                                        1,924          4,910

Cash and cash equivalents at beginning of period        2,610          2,781
                                                   __________     __________

Cash and cash equivalents at end of period         $    4,534     $    7,691
                                                   ==========     ==========


                          See accompanying notes

Note 1:
- ------
  The accompanying financial statements include the accounts of LSB Industries, Inc. (the "Company") and its subsidiaries. The Company's financial services subsidiary, Equity Bank for Savings, F.A. ("Equity Bank") was sold on May 25, 1994. The condensed consolidated statement of income for the three months ended March 31, 1994 presents the operation of Equity Bank as income from discontinued operations. The condensed consolidated statement of cash flows for the three months ended March 31, 1994 has been restated for changes in balance sheet classification adopted at December 31, 1994, as a result of reclassification due to discontinued operations of the Company's Financial Services Business.

Note 2:
- ------
  On May 25, 1994, pursuant to a Stock Purchase Agreement, dated as of February 9, 1994, (the "Acquisition Agreement"), the Company sold its wholly-owned subsidiary, Equity Bank, which constituted the Financial Services Business of the Company, to Fourth Financial Corporation (the "Purchaser") for approximately $92 million. The Purchaser acquired all of the outstanding shares of capital stock of Equity Bank.

Under the Acquisition Agreement and using the proceeds from sale of Equity Bank, the Company acquired from Equity Bank, prior to closing, certain subsidiaries of Equity Bank ("Retained Corporations") that own the real and personal property and other assets contributed by the Company to Equity Bank at the time of the acquisition of the predecessor of Equity Bank by the Company for Equity Bank s carrying value of the assets contributed of approximately $67.4 million, which approximated fair value. The carrying value of the assets in the consolidated financial statements of the Company continues to be historical cost. At the time of closing of the sale of Equity Bank, the Company also acquired: (A) the loan and mortgage on and an option to purchase Equity Tower located in Oklahoma City, Oklahoma ("Equity Tower Loan"), for an amount equal to Equity Bank's carrying value of approximately $13.9 million; (B) other real estate owned by Equity Bank that was acquired by Equity Bank through foreclosure for an amount equal to Equity Bank s carrying value of approximately $3.6 million (the Equity Tower Loan and other real estate owned are collectively called the "Retained Assets"); and (C) certain other loans for $3.1 million previously owned by Equity Bank. In addition, the Company acquired the outstanding accounts receivable sold to Equity Bank by the Company and its subsidiaries under various purchase agreements, dated March 8, 1988 (the "Receivables") for $6.9 million, which approximated fair value.

Note 3:
- ------
  At March 31, 1995, the Company had net operating loss ("NOL") carryforwards for tax purposes of approximately $42 million. Such amounts expire beginning in 1999. The Company also has investment tax credit carryforwards of approximately $630,000, which expire beginning in 1995.

The Company's provision for income taxes for the three months ended March 31, 1995 of $.1 million is for current state income taxes and federal alternative minimum tax.

Note 4:
- ------
  Primary earnings per common share are based upon the weighted average number of common shares and dilutive common equivalent shares outstanding during each period, after giving appropriate effect to preferred stock dividends.

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

Note 5:
- ------
 In 1992, a subsidiary of the Company signed an agreement to supply a foreign customer with equipment, technology and technical assistance to manufacture certain types of automotive products. Payments scheduled under the contract totaled $44 million, $17 million of which has been billed with $13.9 million collected by the Company as of March 31, 1995. In addition, the subsidiary agreed to use its best efforts to purchase approximately $6 million of bearing products each year over the next five (5) years.

In May 1995, the subsidiary negotiated an amendment to the Agreement with the foreign customer and an agreement with a syndication of foreign lenders whereby the lenders acquired, without recourse to the Company or such subsidiary, approximately $24 million of the unpaid contract amount billable by the Company. Under the amendment with the foreign customer and the agreement with the foreign lenders, the Company received approximately $5 million, net of fees, and a commitment from the foreign customer to provide approximately $21 million of bearing products. The Company is to receive such bearing products, without charge when and if the foreign customer repays the debt of the foreign customer discussed above which the foreign lenders acquired from the subsidiary. The commitment of the foreign customer to provide the Company $21 million in bearing products, at no additional cost, is to be further increased to include interest at 7 1/2% per annum until such commitment has been fulfilled by the delivery of bearing products to the Company, which delivery is not expected to begin prior to the year 2000. In connection with the amendment with the foreign customer, the Company has modified its purchase commitment from a best efforts arrangement to a firm commitment to purchase approximately $6 million of bearing products over each of the next five years, at predetermined prices, not in excess of market prices, subject to the customer s ability to deliver product to the Company meeting defined quality standards.

Revenues, costs and profits related to the contract are being recognized in two separate phases. The first phase involves the purchase, modification, development and delivery of the machinery, tooling, designs, and other technical information and services. Sales recognized during this phase have been limited to cash receipts and approximately $3.1 million originally expected to have been received in 1993 through 1995 which $3.1 million is included in other assets in the accompanying condensed consolidated balance sheet at March 31, 1995.

Contract revenues related to bearing products to be received under the $21 million delivery commitment discussed above, will be deferred until such products are received.


Note 6:
- ------
The table below provides detail of activity in the Stockholders' Equity accounts for the three months ended March 31, 1995:

                               Common Stock       Non-       Capital                       Treasury
                              ______________   redeemable  in excess             Treasury  Stock
                                        Par     Preferred    of par    Retained   Stock-   Prefer-
                              Shares   Value      Stock       Value    Earnings   Common     red     Total
                              ______  ______    _________   ________   ________   _______  _______  _______
                                                          (In thousands)

Balance at December 31, 1994  14,620  $1,462      $48,000    $37,369    $12,883    $(8,915)  $(200) $90,599
Net Income                                                                1,448                       1,448
Conversion of 9 shares of
  redeemable preferred stock
  to common stock                  1                               1                                      1
Dividends declared:
  Series B 12% preferred
    stock ($3.00 per share)                                                 (60)                        (60)
  Redeemable preferred
    stock ($10.00 per share)                                                (16)                        (16)
  Series 2 preferred
    stock ($.81 per share)                                                 (743)                       (743)
Dividend received on Common
  treasury stock                                                              3                           3
Purchase of treasury stock                                                            (93)              (93)
                              ______  ______    _________   ________   ________   _______  _______  _______
                                  (1)
Balance at March 31, 1994     14,621  $1,462      $48,000    $37,370    $13,515   $(9,008)   $(200) $91,139
                              ======  ======    =========   ========   ========   =======   ======  =======

      (1)
      Includes 1,574,604 shares of the Company's Common Stock held in treasury. Excluding the 1,574,604 shares held in treasury, the outstanding shares of the Company's Common Stock at March 31, 1995 were 13,045,912.

Note 7:
- ------
The Company s Chemical Business is in the process of completing the installation of an additional nitric acid plant in Arkansas. The Company anticipates the total expenditures to complete the installation will be approximately $17.8 million, of which $15.4 million had been incurred at March 31, 1995.

Following is a summary of certain legal actions involving the Company:

A. In 1987, the U.S. Government notified one of the Company s subsidiaries, along with numerous other companies, of potential responsibility for clean-up of a waste disposal site in Oklahoma. No legal action has yet been filed. The amount of the Company's cost associated with the clean-up of the site is unknown due to continuing changes in (i) the estimated total cost of clean-up of the site and (ii) the percentage of the total waste which was alleged to have been contributed to the site by the Company, accordingly, no provision for any liability for the clean-up of this site which may result has been made in the accompanying financial statements. The subsidiary's insurance carriers have been notified of this matter; however, the amount of possible coverage, if any, is not yet determinable.

B. As a result of a preliminary environmental assessment report prepared by the State of Arkansas, the primary manufacturing facility of the Company's Chemical Business has been placed in the Environmental Protection Agency's ("EPA") tracking system of sites which are known or suspected to be a site of a release of hazardous waste (the "System"). Inclusion in the System does not represent a determination of liability or a finding that any response action is necessary. As a result of being placed in the System, the State of Arkansas performed a preliminary assessment and advised the Company that the site has had certain releases of contaminants. On July 18, 1994, the Company received a report from the State of Arkansas which contained findings of alleged violations of certain environmental laws and requested the Company to conduct further investigations to better determine the compliance status of the Company and releases of contaminants at the site. On May 2, 1995, the Company signed a Consent Administrative Agreement ("Agreement") with the State of Arkansas. The Agreement provides for the Company to remediate and close a certain landfill, monitor groundwater for certain contaminants and depending on the results of the monitoring program to submit a remediation plan, upgrade certain equipment to reduce wastewater effluent, and pay a civil penalty of $25,000. While the Company is at this time unable to determine the ultimate cost of compliance with the Agreement, the Company has determined the subsidiary s cost to be at least $450,000; therefore, the Company included a provision for environmental costs of $450,000 in the 1994 results of operations. Based on information presently available, the Company does not believe that compliance with the Agreement, or the facility being placed in the System, should have a material adverse effect on the Company or the Company's financial condition.

C. A subsidiary of the Company was named in April 1989 as a third party defendant in a lawsuit alleging defects in fan coil units installed in a commercial building. The amount of damages sought by the owner against the general contractor and the subsidiary's customer are substantial. The subsidiary s customer alleges that to the extent defects exist in the fan coil units, it is entitled to recovery from the subsidiary. The Company s subsidiary generally denies their customer's allegations and that any failures in the fan coil units were a result of improper design by the customer, improper installation, or other causes beyond the subsidiary's control. The subsidiary has in turn filed claims against the suppliers of certain materials used to manufacture the fan coil units to the extent any failures in the fan coil units were caused by such materials. Discovery in these proceedings and settlement discussions are continuing. The Company does not believe resolution of the matter will have a material adverse effect on the Company or the Company's financial condition.

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

In 1994, the Company guaranteed approximately $2 million of debt of a start-up aviation company in exchange for a 20% ownership interest, to which no value has been assigned as of March 31, 1995. This debt requires interest only payments until September 1996 at which time the outstanding principal and interest are due in full.



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
  RESULTS OF OPERATIONS

      The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with a review of the Company's March 31, 1995 Condensed Consolidated Financial Statements.

OVERVIEW

      The Company is a diversified holding company which is engaged, through its subsidiaries, in the Chemical Business, the Environmental Control Business, the Automotive Products Business and the Industrial Products Business.

      Information about the Company's continuing operations in different industry segments for the three months ended March 31, 1995 and 1994 is detailed below.

                                             Three Months Ended March 31,
                                                1995           1994
                                             __________     __________
                                                   (In thousands)
                                                     (Unaudited)
Sales:
  Chemical                                   $   31,939     $   30,952
  Environmental Control                          21,622         20,252
  Automotive Products                             7,879          8,564
  Industrial Products                             3,829          4,083
                                             __________     __________
                                             $   65,269     $   63,851
                                             ==========     ==========
Gross profit:
  Chemical                                   $    6,246     $    6,088
  Environmental Control                           6,685          5,387
  Automotive Products                             2,087          2,012
  Industrial Products                             1,124            871
                                             __________     __________
                                             $   16,142     $   14,358
                                             ==========     ==========
Operating profit (loss):
  Chemical                                   $    2,927     $    2,889
  Environmental Control                           2,976          2,093
  Automotive Products                                48           (115)
  Industrial Products                              (350)          (217)
                                             __________     __________
                                                  5,601          4,650
General corporate expenses                       (1,666)          (959)
Interest expense                                 (2,388)        (1,681)
                                             __________     __________
Income from continuing operations before
  provision for income taxes                 $    1,547     $    2,010
                                             ==========     ==========



RESULTS OF OPERATIONS
- ---------------------

Three months ended March 31, 1995 vs. Three months ended March 31, 1994.
- -----------------------------------------------------------------------

      Revenues
      --------

      Total revenues for the three months ended March 31, 1995 and 1994 were $65.9 million and $64.4 million, respectively (an increase of $1.5 million). Sales increased $1.4 million.

      Net Sales
      ---------

      Consolidated net sales included in total revenues for the three months ended March 31, 1995 were $65.3 million, compared to $63.9 million for the first three months of 1994, an increase of $1.4 million. This increase in sales resulted principally from: (i) increased sales in the Chemical Business of $1 million, primarily due to the higher price of ammonia being partially passed through to customers in the form of price increases, (ii) increased sales in the Environmental Control Business of $1.4 primarily due to increased heat pump sales to a customer which is retrofitting certain of the air conditioning and heating systems on a US military base, offset by decreased fan coil sales resulting from filling excess backlog orders in the first quarter of 1994 which had been created by the effects of a strike in 1992,
(iii) decreased sales in the Automotive Products Business of $.7 million due to a reduced customer base, and (iv) decreased sales in the Industrial Products Business of $.3 million, primarily due to decreased sales to a foreign customer offset by increases in sales of machine tools.

      Gross Profit
      ------------

      Gross profit was 24.7% for the first three months of 1995, compared to 22.5% for the first three months of 1994. The improvement in the gross profit percentage was due primarily to (i) higher prices and improved absorption of costs due to increased production volumes in the Environmental Control Business, (ii) higher prices in the Industrial Products Business, and (iii) discontinued sales to some low margin/high volume customers in the Automotive Products Business.

      Selling, General and Administrative Expense
      -------------------------------------------

      Selling, general and administrative ("SG&A") expenses as a percent of net sales were 19.7% in the three months ended March 31, 1995 and 17.5% in the first three months of 1994. This increase in SG&A as a percent of sales was primarily due to: (i) decreased sales to a foreign customer in the Industrial Products Business with a less than equivalent corresponding reduction in SG&A costs, (ii) costs incurred on abandoned acquisitions and certain long-term projects, (iii) higher sales commissions expense in the Environmental Control Business and (iv) increased insurance costs in 1995 versus 1994. These factors were offset in part by sales increases due to higher ammonia prices in the Chemical Business with no corresponding increase in SG&A costs.

      Interest Expense
      ----------------

      Interest expense for the Company was approximately $2.4 million during the three months ended March 31, 1995 compared to approximately $1.7 million during the three months ended March 31, 1994. The increase primarily resulted from higher interest rates and higher average balances of borrowed funds.

      Income Before Taxes
      -------------------

      The Company had income from continuing operations before income taxes of $1.5 million in the first quarter of 1995 compared to $2 million in the three months ended March 31, 1994. The decreased profitability of $.5 million was primarily due to higher SG&A costs and interest expense offset by improved gross profit as previously discussed.

      Provision For Income Taxes
      --------------------------

      As a result of the Company's net operating loss carryforward for income tax purposes as discussed elsewhere herein and in Note 3 of Notes to Condensed Consolidated Financial Statements, the Company's provisions for income taxes for the three months ended March 31, 1995 and the three months ended March 31, 1994 are for current state income taxes and federal alternative minimum taxes.

      Income From Discontinued Operations
      -----------------------------------

      Income from discontinued operations reflects the results of operations of the Financial Services Business sold in May 1994. Income from discontinued operations, net of expenses, was $.3 million in the first quarter of 1994.

Liquidity and Capital Resources
- -------------------------------

      The Company is a diversified holding company and its liquidity is dependent, in large part, on the operations of its subsidiaries and credit agreements with lenders.

      Sources of Funds
      ----------------

      In December 1994, the Company and certain of its subsidiaries finalized a new working capital line of credit. This line of credit consolidated substantially all of the Company's working capital lines of credit into one comprehensive funding source. This working capital line of credit is evidenced by six separate loan agreements ("Agreements") with an unrelated lender ("Lender") collateralized by receivables, inventory and proprietary rights of the Company and the subsidiaries that are parties to the Agreements. The Agreements provide for revolving credit facilities ("Revolver") for total direct borrowings up to $65 million, including the issuance of letters of credit. The Revolver provides for advances at varying percentages of eligible inventory and trade receivables and bears interest at the Lender's prime lending rate plus one-half percent (.5%). The rate in effect at March 31, 1995 was 9.5%. The initial term of the Agreements is through December 31, 1997, and is renewable thereafter for successive thirteen month terms. The Lender or the Company may terminate the Agreements at the end of the initial term or at the end of any renewal term without penalty, except that the Company may terminate the Agreements after the second anniversary of the Agreements without penalty. At March 31, 1995, the available borrowings, based on eligible collateral, approximated $5.2 million. Borrowings under the Revolver outstanding at March 31, 1995, were $57.8 million. The Agreements require the Company to maintain certain financial ratios and contain other financial covenants, including tangible net worth requirements and capital expenditure limitations. The annual interest on the outstanding debt under the Revolver at March 31, 1995 at the rate then in effect would be approximately $5.5 million.

      In addition to the Agreements discussed above, the Company has the following term loans in place:

(1) The Company's wholly-owned subsidiaries, El Dorado Chemical Company and Slurry Explosive Corporation ("Chemical"), which substantially comprise the Company's Chemical Business, are parties to a loan agreement ("Loan Agreement") with two institutional lenders ("Lenders"). This Loan Agreement, as amended, provides for a seven year term loan of $28.5 million ("Term Loan"). The balance of the Term Loan at March 31, 1995 was $15.8 million. Annual principal payments on the Term Loan are $5.1 million in 1995, $5.2 million in 1996 and a final payment of $5.5 million on March 31, 1997. The Loan Agreement also provides for a revolving credit facility which provides for a maximum available credit line of approximately $5.6 million at March 31, 1995, all of which was borrowed at March 31, 1995. The availability under this revolving credit facility decreases by $1.8 million annually in 1995 and 1996 with the remainder due in March 1997. Annual interest at the agreed to interest rates, if calculated on the aggregate $21.4 million outstanding balance at March 31, 1995 would be approximately $2.6 million. The Term Loan is secured by substantially all of the assets not otherwise pledged under the credit facility previously discussed and capital stock of Chemical. The Loan Agreement requires Chemical to maintain certain financial ratios and contains other financial covenants, including tangible net worth requirements and capital expenditures limitations.
      As of the date of this report, Chemical is in compliance with all financial covenants. Under the terms of the Loan Agreement, Chemical cannot transfer funds to the Company in the form of cash dividends or other advances, except for (i) the amount of taxes that Chemical would be required to pay if it was not consolidated with the Company; (ii) an amount equal to fifty percent (50%) of Chemical's cumulative adjusted net income as long as Chemical's Total Capitalization Ratio, as defined, is .65:1 or below.

(2) The Company's wholly-owned subsidiary, DSN Corporation ("DSN") is a party to several loan agreements with a financing company (the "Financing Company") for two (2) projects which DSN will complete during 1995. These loan agreements are for a construction loan (the "Construction Loan") which provides for $16.5 million to be used to construct, equip, reerect, and refurbish a nitric acid plant (the "DSN Plant") being placed into service by the Chemical Business at it's El Dorado, Arkansas facility, a loan for approximately $1.2 million to purchase additional railcars to support the DSN Plant (the "Railcar Loan"), and a loan for approximately $1.1 million to finance the construction of a mixed acid plant (the "Mixed Acid Plant") in North Carolina (the "Mixed Acid Loan"). At March 31, 1995, DSN had outstanding borrowings of $12.8 million under the Construction Loan and no outstanding borrowings under the Railcar Loan or the Mixed Acid Loan. The Construction Loan will be repaid upon the completion of construction and acceptance of the DSN Plant as capable of production, with proceeds of a permanent loan ("DSN Permanent Loan"). Completion of construction, funding of the remaining $3.7 million and conversion to the DSN Permanent Loan are expected to occur during late May or early June 1995. The DSN Permanent Loan will have a repayment schedule of eighty-four
      (84) equal consecutive monthly installments of principal and interest, payable in arrears. The interest rate per annum will fix for the entire loan term at the rate per annum for a five year United States Treasury Security ("Treasury Rate") as determined at the close of business on the third business day prior to the making of the DSN Permanent Loan plus 2.70%. As of May 1, 1995, the Treasury Rate was 6.87%, which would result in an interest rate of 9.57%. The Railcar Loan and the Mixed Acid Loan will be repaid under the same terms as the Construction Loan. Upon the earlier of completion of construction of the Mixed Acid Plant or August 1, 1995, the Mixed Acid Loan will have a repayment schedule of eighty-four (84) equal consecutive monthly installments of principal and interest, payable in arrears. The rate of interest on the Mixed Acid Loan will be the Treasury Rate, as defined above, plus 2.70%.

(3) A subsidiary of the Company ("Borrower") entered into a loan agreement ("Agreement"), effective as of May 4, 1995, with Bank IV Oklahoma, N.A. ("Bank"). Pursuant to the Agreement, the Bank loaned $9 million to the Borrower, evidenced by a Promissory Note ("Note"). The Note bears interest per annum at a rate equal to one percent (1%) above the prime rate in effect from day to day as published in the Wall Street Journal. The outstanding principal balance of the Note is payable in sixty (60) monthly payments of principal and interest commencing on May 31, 1995. Payment of the Note is secured by a first and priority lien and security interest in and to the Borrower s right, title, and interest in the loan documents relating to the real property and office building known as the Bank IV Tower located in Oklahoma City, Oklahoma (the "Tower"), the Management Agreement relating to the Tower, and the Option to Purchase Agreement covering the real property on which the Tower is located.

      Foreign Subsidiary Financing
      ----------------------------
      On March 7, 1995 the Company guaranteed a revolving credit facility (the "Facility") between its wholly-owned Australian subsidiary Total Energy Systems, Ltd. ("TES") and Bank of New Zealand. The Facility is intended to assist TES in meeting its working capital and trade finance requirements. The Facility allows for borrowings up to an aggregate of approximately $3.7 million based on specific percentages of qualified eligible assets. Such debt is secured by substantially all the assets of TES, plus an unlimited guarantee from the Company. The interest rate on this debt is the Bank of New Zealand Corporate Base Lending Rate plus .5% (11.5% at May 1, 1995). The Facility is subject to renewal at the discretion of Bank of New Zealand based upon annual review. The next annual review is due on March 31, 1996.

      Cash Flows
      ----------
      Net cash used by operating activities of continuing operations in the first three months of 1995, after adjustment for net non-cash expenses of $2 million, was $8 million. This cash usage included the following changes in assets and liabilities: (i) increases in accounts receivable of $7.1 million,
(ii) inventory increases of $8.6 million, (iii) increases in supplies and prepaid items of $.7 million, and (iv) increases in accounts payable and accrued liabilities of $4.9 million. The increase in accounts receivable was due primarily to increased sales by approximately $10 million over the fourth quarter of 1994 in all businesses, including seasonal sales increases in the Chemical Business. The increase in inventories was due primarily to higher sales levels in all businesses, stocking up in the Chemical Business for the spring fertilizer season and increases in the Automotive Products Business due to purchases of new products in excess of the sales demand for those products. The increase in supplies and prepaid items resulted primarily from increased repair supplies in the Chemical Business. The increase in accounts payable and accrued liabilities was due primarily to increased inventory purchases. Investing activities during the first three months of 1995 included (i) capital expenditures of $4.6 million, relating primarily to the construction of a new nitric acid production facility in the Chemical Business, (ii) principal payments received on certain loans receivable of $.5 million, (iii) proceeds of $.5 million from the sale of assets, primarily real estate, and
(iv) an increase in other assets of $1.5 million due primarily to deferred costs of certain long-term projects. Cash flows provided by financing activities included net borrowings of $15.9 million, offset by dividends paid of $.8 million and treasury stock purchases of $.1 million.

      In summary, during the three months ended March 31, 1995, recurring cash requirements for required debt service payments, dividends on Company stocks, and purchases of treasury stock approximated $1.5 million. In addition, the Company spent approximately $4.6 million for capital improvements, primarily in connection with the DSN Plant being constructed by the Chemical Business. The expenditures noted above, plus the cash used by operations of $8 million, resulted in a borrowing requirement of approximately $14.1 million against the Company s revolving credit facilities.

      Future cash requirements include working capital requirements for anticipated sales increases in all businesses, and funding for future capital expenditures, primarily in the Chemical Business and the Environmental Control Business. Funding for the higher accounts receivable resulting from anticipated sales increases will be provided by the revolving credit facilities previously discussed. Inventory requirements for the higher anticipated sales activity should be met by scheduled reductions in the inventories of the Environmental Control and Automotive Products Businesses, both of which have increased their inventories beyond required levels. In the first quarter of 1995, the Chemical Business incurred additional costs of $2.9 million to continue installation of the DSN Plant. The Company anticipates incurring $2.4 million in the second quarter to complete this project, which is expected to begin full production by June 1995. As previously noted, the Company expects to borrow an additional $3.7 million during the second quarter related to the DSN Plant. During the first quarter of 1995, the Chemical Business spent $.4 million in connection with the Mixed Acid Plant. An additional $1.1 million is expected to be incurred on the Mixed Acid Plant in 1995. The Company also has planned capital expenditures for the Environmental Control Business to acquire certain machinery and equipment for approximately $3 million in 1995.

      Management believes that cash flows from operations, the Company's revolving credit facilities, and other sources will be adequate to meet its presently anticipated capital expenditure, working capital, debt service, and dividend requirements. The Company currently has no material commitment for capital expenditures, other than those related to the Chemical Business completion of an additional concentrated nitric acid plant and a mixed acid plant as discussed above.

      In May 1995, the Company purchased 226,926 shares of treasury stock for an aggregate purchase price, including commissions, of approximately $1.2 million.

      During the first quarter of 1995, the Company declared and paid the following aggregate dividends: (1) $12.00 per share on each of the outstanding shares of its Series B 12% Cumulative Convertible Preferred Stock, which is the annual dividend on this series of preferred stock for 1995; (2) $.81 per share on each outstanding share of its $3.25 Convertible Exchangeable Class C Preferred Stock, Series 2; and (3) $10.00 per share on each outstanding share of its Convertible Noncumulative Preferred Stock, which is the annual dividend on this series of preferred stock for 1995. The Company expects to continue the payment of an annual cash dividend on its common stock equal to $.06 per share in the future in accordance with the policy adopted by the Board of Directors and the cash dividends on the Company's outstanding series of preferred stock pursuant to the terms of such preferred stock.

      Foreign Sales Contract
      ----------------------
      In 1992, a subsidiary of the Company signed an agreement to supply a foreign customer with equipment, technology and technical assistance to manufacture certain types of automotive products. Payments scheduled under the contract totaled $44 million, $17 million of which has been billed with $13.9 million collected by the Company as of March 31, 1995. In addition, the subsidiary agreed to use its best efforts to purchase approximately $6 million of bearing products each year over the next five (5) years.

      In May 1995, the subsidiary negotiated an amendment to the Agreement with the foreign customer and an agreement with a syndication of foreign lenders whereby the lenders acquired, without recourse to the Company or such subsidiary, approximately $24 million of the unpaid contract amount billable by the Company. Under the amendment with the foreign customer and the agreement with the foreign lenders, the Company received approximately $5 million, net of fees, and a commitment from the foreign customer to provide approximately $21 million of bearing products, without charge. The Company is to receive such bearing products when and if the foreign customer repays the debt of the foreign customer discussed above which the foreign lenders acquired from the subsidiary. The commitment of the foreign customer to provide the Company $21 million in bearing products, at no additional cost, is to be further increased to include interest at 7 1/2% per annum until such commitment has been fulfilled by the delivery of bearing products to the Company, which delivery is not expected to begin prior to the year 2000. In connection with the amendment with the foreign customer, the Company has modified its purchase commitment from a best efforts arrangement to a firm commitment to purchase approximately $6 million of bearing products over each of the next five years, at predetermined prices, not in excess of market prices, subject to the customer s ability to deliver product to the Company meeting defined quality standards.

      Revenues, costs and profits related to the contract are being recognized in two separate phases. The first phase involves the purchase, modification, development and delivery of the machinery, tooling, designs, and other technical information and services. Sales recognized during this phase have been limited to cash receipts and approximately $3.1 million originally expected to have been received in 1993 through 1995 which $3.1 million is included in other assets in the accompanying condensed consolidated balance sheet at March 31, 1995.

      Contract revenues related to bearing products to be received under the $21 million delivery commitment discussed above, will be deferred until such products are received.

      Potential Business Acquisitions
      -------------------------------
      During 1994 the Company, through a subsidiary, loaned $2.1 million to a French manufacturer of HVAC equipment. Under the loan agreement, the Company has the option to exchange its rights under the loan for 80% of the borrower's outstanding common stock. The Company obtained a security interest in the stock of the French manufacturer to secure its $2.1 million loan. At this time the decision has not been made to exercise such option and the $2.1 million loan net of a $650,000 reserve is carried on the books as a note receivable in other assets.

      The Company is presently negotiating a stock option agreement to acquire eighty percent (80%) of the stock of a specialty sales organization to enhance the marketing of the Company's air conditioning products. The Company anticipates that the stock option will have a four (4) year term, and a total option granting price of $1 million payable in installments during the first year of the stock option, with an option fee of $.5 million payable upon signing of the option and annual $.1 million payments for yearly extensions of the stock option thereafter for up to three (3) years. Upon exercise of the stock option by the Company, or upon the occurrence of certain performance criteria which would give the grantors of the stock option the right to accelerate the date on which the Company must elect whether to exercise, the Company shall pay certain cash and issue promissory notes for the balance of the exercise price of the subject shares. The total exercise price of the subject shares is $4 million, less the amounts paid for the granting and any extensions of the stock option. The Company expects to obtain the stock option in 1995, however, there are no assurances that such stock option will be obtained or that it will ultimately be exercised.

      A subsidiary of the Company invested approximately $2.8 million during May 1995 to purchase a fifty percent (50%) equity interest in an energy conservation joint venture (the "Project"). The Project has been awarded a contract to retrofit residential housing units at a US Army base. The contract calls for installation of energy-efficient equipment (including air conditioning and heating equipment), which will reduce utility consumption. For the installation and management, the Project will receive an average of seventy-seven percent (77%) of all energy and maintenance savings during the twenty (20) year contract term. The Project estimates that the cost to retrofit the residential housing units at the US Army base will be approximately $17.9 million. The Project has received a loan from a lender to finance up to approximately $14 million of the cost of the Project. The Company is not guaranteeing any of the obligations of the Project.

      The Company believes it will be able to finance the cash requirements associated with the stock option agreement and the Project from existing cash reserves and cashflow from Company operations in the event the Company elects to consummate the stock option agreement discussed above.

      Additionally, the Company is performing due diligence on some other small companies that might result in acquisitions in 1995 or later. Any such acquisitions consummated will require additional financing which the Company believes can be obtained.

      Availability of Company's Loss Carryovers
      -----------------------------------------
      The Company anticipates that its cash flow in future years will benefit to some extent from its ability to use net operating loss ("NOL") carryovers from prior periods to reduce the federal income tax payments which it would otherwise be required to make with respect to income generated in such future years. As of March 31, 1995, the Company had available NOL carryovers of approximately $42 million, based on its federal income tax returns as filed with the Internal Revenue Service for taxable years through 1993, and on the Company's estimates for 1994. These NOL carryovers will expire beginning in the year 1999.

      The amount of these NOL carryovers has not been audited or approved by the Internal Revenue Service and, accordingly, no assurance can be given that such NOL carryovers will not be reduced as a result of audits in the future. In addition, the ability of the Company to utilize these NOL carryovers in the future will be subject to a variety of limitations applicable to corporate taxpayers generally under both the Internal Revenue Code of 1986, as amended, and the Treasury Regulations. These include, in particular, limitations imposed by Code Section 382 and the consolidated return regulations.

      Contingencies
      -------------
      As discussed in Note 7 of Notes to Consolidated Financial Statements, the Company has several contingencies that could impact its liquidity in the event that the Company is unsuccessful in defending against the claimants. Although management does not anticipate that these claims will result in substantial adverse impacts on its liquidity, it is not possible to determine the outcome.



ERNST & YOUNG LLP                                   1700 Liberty Tower
                                                    100 North Broadway
                                                    Oklahoma City, OK 73102
                                                    Phone: 405 278 6800
                                                    Fax: 405 278 6823



                  Independent Accountants' Review Report


Board of Directors
LSB Industries, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of LSB Industries, Inc. and subsidiaries as of March 31, 1995, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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

Based on our reviews we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of LSB Industries, Inc. as of December 31, 1994, and the related consolidated statements of operations, non-redeemable preferred stock, common stock and other stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated March 21, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1994, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



May 11, 1995                  /s/ ERNST & YOUNG LLP





                                  PART II
                             OTHER INFORMATION


Item 1.     Legal Proceedings
- ------      -----------------

      There are no additional material legal proceedings pending against the Company and/or its subsidiaries not previously reported by the Company in Item 3 of its Form 10-K for the fiscal period ended December 31, 1994, which Item 3 is incorporated by reference herein.

Item 2.     Changes in Securities
- ------      ---------------------

      Not applicable.

Item 3.     Defaults upon Senior Securities
- ------      -------------------------------

      Not applicable.

Item 4.     Submission of Matters to a Vote of Security Holders
- ------      ---------------------------------------------------

      Not applicable.

Item 5.     Other Information
- ------      -----------------

      Not applicable.

Item 6.     Exhibits and Reports on Form 8-K
- ------      --------------------------------

      (A)   Exhibits.
            --------
            The Company has included the following exhibits in this report:

            4.1 Loan Agreement dated as of May 4, 1995, by and among Prime Financial Corporation, as borrower, LSB Industries, Inc, Summit Machine Tool Manufacturing Corp., L&S Bearing Co., International Environmental Corporation, El Dorado Chemical Company, Climate Master, Inc., as the guarantors, and Bank IV Oklahoma, N.A. The total amount of long-term debt represented by this loan agreement does not exceed ten percent of the total assets of the registrant and its subsidiaries on a consolidated basis; therefore, no copy of such loan agreement has been filed herewith. Rather, the Company agrees to furnish a copy of such loan agreement to the Commission upon request.

            4.2 First Amendment to Preferred Share Purchase Rights Plan, dated as of May 24, 1994, between the Company and Liberty National Bank and Trust Company of Oklahoma City.

            10.1 First Amendment to Non-Qualified Stock Option Agreement, dated March 2, 1994, and Second Amendment to Stock Option Agreement, dated April 3, 1995, each between the Company and Jack
            E. Golsen.

            10.2 Pre-payment Agreement, dated April 20, 1995, and Supply Agreement, dated May 8, 1995, each by and between L&S Automotive Products Company, Inc. and ZVL-LSA A.S. and each pertaining to the Technical License, Technology Assistance, Engineering and Manufacturing Plant Sales Agreement, dated July 6, 1992, between L&S Automotive Products Company, Inc. and ZVL-ZKL A.S., which the Company hereby incorporates by reference from Exhibit 28.1 to the Company s Form 10-Q for the quarter ended September, 30, 1992.

            11.1  Statement Re: Computation of Per Share Earnings.

            15.1  Letter Re: Unaudited Interim Financial Information.

            27.1  Financial Data Schedule

      (B)   Reports of Form 8-K.
            -------------------
            The Company did not file any reports on Form 8-K during the quarter ended March 31, 1995.




                                SIGNATURES
                                ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly-authorized, to sign this report on its behalf on this 19th day of May, 1995.


                  LSB INDUSTRIES, INC.



                                 By: /s/ Tony M. Shelby
                                     ---------------------------------
                                     Tony M. Shelby,
                                     Senior Vice President of Finance
                                     (Principal Financial Officer)


                                 By: /s/ Jim D. Jones
                                     ---------------------------------
                                     Jim D. Jones
                                     Vice President, Controller and
                                     Treasurer (Principal Accounting Officer)