Form 10-Q
period 1995-06-30
LSB INDUSTRIES INC
filed 1995-08-21
CIK 60714

FORM 10-Q

                               UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly period ended    June 30, 1995
                          --------------------------------------------------

                                    OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   THE SECURITIES EXCHANGE ACT OF 1934

For The transition period from                 to
                               ----------------  ----------------------------
Commission file number     1-7677
                      -------------------------------------------------------

                            LSB INDUSTRIES, INC.
           ----------------------------------------------------
           Exact name of Registrant as specified in its charter


         DELAWARE                                 73-1015226
------------------------------            ---------------------------
State or other jurisdiction of            I.R.S. Employer
incorporation or organization             Identification No.

          16 South Pennsylvania,   Oklahoma City, Oklahoma  73107
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
The number of shares outstanding of the Registrant's voting Common Stock, as of August 8, 1995 is 12,946,097 shares excluding 1,810,419 shares held as treasury stock.


                                  PART I

                           FINANCIAL INFORMATION


Company or group of companies for which report is filed: LSB Industries, Inc. and all of its wholly-owned subsidiaries.

The accompanying condensed consolidated balance sheet of LSB Industries, Inc. at June 30, 1995, the condensed consolidated statements of income for the six month and three month periods ended June 30, 1995 and 1994 and the consolidated statements of cash flows for the six month periods ended June 30, 1995 and 1994 have been subjected to a review, in accordance with standards established by the American Institute of Certified Public Accountants, by Ernst & Young LLP, independent auditors, whose report with respect thereto appears elsewhere in this Form 10-Q. The financial statements mentioned above are unaudited and reflect all adjustments, consisting primarily of adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation of the interim periods. The results of operations for the six months and three months ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet at December 31, 1994, was derived from audited financial statements as of that date.


                           LSB INDUSTRIES, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                (Information at June 30, 1995 is unaudited)
                          (Dollars in thousands)

                                                   June 30,        December 31,
ASSETS                                               1995              1994

Current assets:

  Cash and cash equivalents                       $   1,940        $   2,610
  Trade accounts receivable, net of allowance        54,658           42,720

  Inventories:
    Finished goods                                   34,801           33,926
    Work in process                                   9,871            9,796
    Raw materials                                    17,019           15,611
                                                  ---------        ---------
  Total inventory                                    61,691           59,333

  Supplies and prepaid items                          7,061            6,386
                                                  ---------       ----------
Total current assets                                125,350          111,049

Property, plant and equipment net                    79,566           73,684

Investments and other assets:

  Loans receivable, secured by real estate           16,901           17,243

  Other assets, net of allowance                     19,913           19,305
                                                   --------        ---------
                                                 $  241,730       $  221,281
                                                   ========        =========



                         (Continued on following page)





                            LSB INDUSTRIES, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                (Continued)
                (Information at June 30, 1995 is unaudited)
                          (Dollars in thousands)


LIABILITIES, PREFERRED AND COMMON STOCKS                June 30,   December 31,
  AND OTHER STOCKHOLDERS' EQUITY                          1995        1994
----------------------------------------              ---------    -----------
Current liabilities:
  Drafts payable                                     $      914    $   1,291
  Accounts payable                                       28,500       29,496
  Accrued liabilities                                     8,870        8,062
  Current portion of long-term debt                      14,669        9,716
                                                       --------      -------
Total current liabilities                                52,953       48,565

Long-term debt                                           98,211       81,965

Contingencies (Note 7)

Redeemable, noncumulative convertible
  preferred stock, $100 par value; 1,588 shares
  issued and outstanding (1,597 in 1994)                    151          152

Non-redeemable preferred stock, common stock and
  other stockholders' equity (Note 6):
  Series B 12% cumulative, convertible
    preferred stock, $100 par value;
    20,000 shares issued and outstanding                  2,000        2,000
  Series 2 $3.25 convertible, exchangeable
    Class C preferred stock, $50 stated
    value; 920,000 shares issued and outstanding         46,000       46,000
  Common stock, $.10 par value; 75,000,000
    shares authorized, 14,751,516 shares
    issued (14,620,156 in 1994)                           1,475        1,462
  Capital in excess of par value                         37,551       37,369
  Retained earnings                                      13,825       12,883
                                                       --------     --------
                                                        100,851       99,714
  Less treasury stock, at cost:
    Series 2 Preferred, 5,000 shares                        200          200
    Common stock, 1,810,419 shares
     (1,559,590 in 1994)                                 10,236        8,915
  Total non-redeemable preferred stock, common         --------     --------
    stock and other stockholders' equity                 90,415       90,599
                                                       --------     --------
                                                     $  241,730    $ 221,281
                                                       ========     ========


                         (See accompanying notes)



                           LSB INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)
                  Six Months Ended June 30, 1995 and 1994
             (Dollars in thousands, except per share amounts)


                                                        1995           1994
                                                      ---------     ---------
Revenues:
  Net sales                                          $  144,160   $  132,265
  Other income                                            1,703        1,831
                                                       --------     --------
                                                        145,863      134,096
Costs and expenses:
  Cost of sales                                         111,130      102,677
  Selling, general and administrative                    26,551       22,596
  Interest                                                5,020        3,393
  Provision for environmental matter (Note 7)                 -          400
                                                       --------     --------
                                                        142,701      129,066
Income from continuing operations                      --------     --------
  before provision for income taxes                       3,162        5,030
Provision for income taxes                                  211          355
                                                       --------     --------
Income from continuing operations                         2,951        4,675

Income from discontinued operations, net
  of income taxes (Notes 2 and 3)                             -          584
Gain on sale of discontinued operations
  (Note 2)                                                    -       24,200
                                                      ---------    ---------
Net income                                           $    2,951   $   29,459
                                                      =========    =========
Net income applicable to common stock (Note 4)       $    1,328   $   27,827
Average common shares outstanding (Note 4):           =========    =========
  Primary                                            13,518,077   14,386,371
  Fully diluted                                      13,537,230   17,035,037

Earnings per common share (Note 4):
  Primary:
    Income from:
     Continuing operations                           $      .10    $     .21
                                                      ---------     --------
     Discontinued operations                                  -         1.72
                                                      ---------     --------
   Net income                                        $      .10       $ 1.93
                                                      ---------     --------
  Fully diluted:
    Income from:
     Continuing operations                           $      .10    $     .21
                                                      ---------     --------
     Discontinued operations                                  -         1.48
                                                      ---------     --------
    Net income                                       $      .10    $    1.69
                                                      ---------     --------


                         (See accompanying notes)


                            LSB INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)
                 Three Months Ended June 30, 1995 and 1994
             (Dollars in thousands, except per share amounts)


                                                         1995         1994

Revenues:
  Net sales                                          $   78,891   $  68,414
  Other income                                            1,041       1,330
                                                       --------     -------
                                                         79,932      69,744
Costs and expenses:
  Cost of sales                                          62,003      53,184
  Selling, general and administrative                    13,682      11,428
  Interest                                                2,632       1,712
  Provision for environmental matter (Note 7)                 -         400
                                                        -------     -------
                                                         78,317      66,724
Income from continuing operations                       -------     -------
  before provision for income taxes                       1,615       3,020
Provision for income taxes                                  112         203
                                                        -------     -------
Income from continuing operations                         1,503       2,817

Income from discontinued operations, net
  of income taxes (Notes 2 and 3)                             -         238
Gain on sale of discontinued operations
  (Note 2)                                                    -      24,200
                                                      ---------   ---------
Net income                                           $    1,503  $   27,255
                                                      =========   =========
Net income applicable to common stock (Note 4)       $      699  $   26,447
                                                      =========   =========
Average common shares outstanding (Note 4):
  Primary                                            13,483,898  14,359,161
  Fully diluted                                      13,501,261  18,985,827

Earnings per common share (Note 4):
  Primary:
    Income from:
     Continuing operations                           $      .05  $      .14
                                                      ---------   ---------
     Discontinued operations                                  -        1.70
                                                      ---------   ---------
    Net income                                       $      .05  $     1.84
                                                      =========   =========
  Fully diluted:
    Income from:
     Continuing operations                           $      .05  $      .14
                                                      =========   =========
     Discontinued operations                                  -        1.30
                                                      =========   =========
    Net income                                       $      .05  $     1.44
                                                      =========   =========

                         (See accompanying notes)



                            LSB INDUSTRIES, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                  Six Months Ended June 30, 1995 and 1994
                          (Dollars in thousands)


                                                   1995                  1994
                                                ___________          ___________
Cash flows from continuing operations:
  Income from continuing operations                   $  2,951  $    4,675
  Adjustments to reconcile income from
    continuing operations to cash flows
    provided (used) by continuing operations:
      Depreciation, depletion and amortization:
       Property, plant and equipment                     3,497       3,332
       Other                                               503         489

     Provision for possible losses:
       Trade accounts receivable                           417         519
       Environmental matter                                  -         400


     Gain on sale of assets                               (111)       (519)
     Cash provided (used) by changes in assets
       and liabilities:
         Trade accounts receivable                     (13,496)     (8,188)
         Inventories                                    (1,341)      1,261
         Supplies and prepaid items                       (653)     (1,384)
         Accounts payable                                 (910)      7,862
         Accrued liabilities                               885         209
                                                       _______     _______
     Net cash provided (used) by
       continuing operations                            (8,258)      8,656

Cash flows from investing activities of
  continuing operations:
    Capital expenditures                                (9,088)     (7,993)
    Purchase of loans receivable                             -      (2,930)
    Principal payments on notes receivable                 342           -
    Proceeds from sales of equipment and
     real estate properties                                536       1,331
    Increase in other assets                            (1,633)     (2,009)
                                                       _______      ______
    Net cash used by investing activities
     of continuing operations                           (9,843)    (11,601)


                       (Continued on following page)



                           LSB INDUSTRIES, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (CONTINUED)
                                (Unaudited)
                  Six Months Ended June 30, 1995 and 1994
                          (Dollars in thousands)

                                                      1995         1994
                                                   ___________   _________
Cash flows from financing activities of
  continuing operations:
    Payments on long-term and other debt           $    (7,867)  $  (6,012)
    Long-term and other borrowings                      15,880       2,700
    Net change in revolving debt facilities             12,930      45,465
    Net change in drafts payable                          (377)        616
    Dividends paid (Note 6):
      Preferred stocks                                  (1,619)     (1,631)
      Common stock                                        (389)       (414)
    Purchases of treasury stock (Note 6)                (1,321)     (1,697)
    Net proceeds from issuance of
      common stock (Note 6)                                194         244
    Net decrease in receivables sold to
     discontinued operations                                 -     (31,844)
                                                    __________  __________

Net cash provided by financing
  activities from continuing operations                 17,431       7,427
                                                    __________  __________
Net increase (decrease) in cash and cash
  equivalents from continuing operations                  (670)      4,482

Net decrease in cash and cash equivalents
  from discontinued operations                               -      (1,675)

Net increase (decrease) in cash and cash
  equivalents from all activities                         (670)      2,807

Cash and cash equivalents at beginning of
  period                                                 2,610       2,781
                                                     ---------   ---------
Cash and cash equivalents at end of period          $    1,940  $    5,588
                                                     =========   =========



                         (See accompanying notes)

Note 1: The accompanying financial statements include the accounts of LSB Industries, Inc. (the "Company") and its subsidiaries. The Company s financial services subsidiary, Equity Bank for Savings, F.A. ( Equity Bank ) was sold on May 25, 1994. The condensed consolidated statement of income for the six month and three month periods ended June 30, 1994 present the operation of Equity Bank as income from discontinued operations. The Condensed Consolidated Statement of Cash flows for the six months ended June 30, 1994 has been restated for changes in balance sheet classification adopted at December 31, 1994, as a result of reclassification due to discontinued operations of the Company's financial services business.

Note 2: On May 25, 1994, pursuant to a Stock Purchase Agreement, dated as of February 9, 1994, (the" Acquisition Agreement"), the Company sold its wholly-owned subsidiary, Equity Bank, which constituted the Financial Services Business of the Company, to Fourth Financial Corporation (the " Purchaser"). The Purchaser acquired all of the outstanding shares of capital stock of Equity Bank.

Under the Acquisition Agreement and using the proceeds from sale of Equity Bank, the Company acquired from Equity Bank, prior to closing, certain subsidiaries of Equity Bank ("Retained Corporations") that own the real and personal property and other assets contributed by the Company to Equity Bank at the time of the acquisition of the predecessor of Equity Bank by the Company for Equity Bank s carrying value of the assets contributed of approximately $67.4 million, which approximated fair value. The carrying value of the assets in the consolidated financial statements of the Company continues to be historical cost. At the time of closing of the sale of Equity Bank, the Company also acquired: (A) the loan and mortgage on and an option to purchase Equity Tower located in Oklahoma City, Oklahoma ("Equity Tower Loan"), for an amount equal to Equity Bank s carrying value of approximately $13.9 million; (B) other real estate owned by Equity Bank that was acquired by Equity Bank through foreclosure for an amount equal to Equity Bank s carrying value of approximately $3.6 million (the Equity Tower Loan and other real estate owned are collectively called the "Retained Assets"); and (C) certain other loans for $3.1 million previously owned by Equity Bank. In addition, the Company acquired the outstanding accounts receivable sold to Equity Bank by the Company and its subsidiaries under various purchase agreements, dated March 8, 1988 (the " Receivables" ) for $6.9 million, which approximated fair value.

Note 3: At June 30, 1995, the Company had net operating loss ("NOL") carryforwards for tax purposes of approximately $40 million. Such amounts expire beginning in 1999. The Company also has investment tax credit carryforwards of approximately $630,000, which expire beginning in 1995.

The Company s provision for income taxes for the six months ended June 30, 1995 of $.2 million is for current state income taxes and federal alternative minimum tax.

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

Note 5: In 1992, a subsidiary of the Company signed an agreement to supply a foreign customer with equipment, technology and technical assistance to manufacture certain types of automotive products. Payments scheduled under the original contract before amendment totaled $44 million, $17 million of which has been billed and collected by the Company as of June 30, 1995. In May 1995, the subsidiary negotiated an amendment to the agreement with the foreign customer and an agreement with a syndication of foreign lenders whereby the lenders acquired, without recourse to the Company or such subsidiary, the unpaid contract amount billable by the Company (present value of approximately $24 million). Under the amendment with the foreign customer and the agreement with the foreign lenders, the Company received approximately $5 million, net of fees, and a commitment from the foreign customer to provide approximately $21 million of bearing products. The Company is to receive such bearing products, without charge when and if the foreign customer repays its debt of approximately $31 million which the foreign lenders acquired from the subsidiary. In addition, the subsidiary agreed to purchase approximately $6 million of bearing products each year over the next five (5) years at predetermined prices, not in excess of market prices, subject to the customer's ability to deliver product, meeting defined quality standards, to the Company.


  Note 6: The table below provides detail of activity in the Stockholders' Equity accounts for the six months ended June 30, 1995:


                                   Common Stock      Non-      Capital                      Treasury
                                  _______________  redeemable  in excess          Treasury  Stock
                                             Par    Preferred  of par    Retained Stock-    Prefer
                                  Shares    Value     Stock     Value    Earnings Common    red      Total
                                  ------    -----   ---------  --------  -------- --------  -------- -----
                                                        (In thousands)

Balance at December 31, 1994      14,620    $1,462   $48,000  $37,369   $12,883 $(8,915)  $(200)   $90,599
Net Income                                                                2,951                      2,951
Conversion of 18 shares of
  redeemable preferred stock
  to common stock                      1                            1                                    1
Exercise of stock options            131        13                181                                  194
Dividends declared:
  Common Stock ($.03 per share)                                           (386)                       (386)
  Series B 12% preferred
    stock ($6.00 per share)                                               (120)                       (120)
  Redeemable preferred
    stock ($10.00 per share)                                               (16)                        (16)
  Series 2 preferred
    stock ($1.62 per share)                                              (1,487)                    (1,487)

Purchase of treasury stock                                                        (1,321)           (1,321)
                             ____________   _______   _______ _______  ________    _____           _______
                                      (1)
Balance at June 30, 1995           14,752    $1,475   $48,000 $37,551   $13,825  $(10,236) $(200)   $90,415



     (1)
     Includes 1,810,419 shares of the Company's Common Stock held in treasury. Excluding the 1,810,419 shares held in treasury, the outstanding shares of the Company's Common Stock at June 30, 1995 were 12,941,097.

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

B. As a result of a preliminary environmental assessment report prepared by the State of Arkansas, the primary manufacturing facility of the Company s Chemical Business has been placed in the Environmental Protection Agency s ( EPA ) tracking system of sites which are known or suspected to be a site of a release of hazardous waste (the "System"). Inclusion in the system does not represent a determination of liability or a finding that any response action is necessary. As a result of being placed in the System, the State of Arkansas performed a preliminary assessment and advised the Company that the site has had certain releases of contaminants. On July 18, 1994, the Company received a report from the State of Arkansas which contained findings of violations of certain environmental laws and requested the Company to conduct further investigations to better determine the compliance status of the Company and releases of contaminants at the site. On May 2, 1995, the Company signed a Consent Administrative Agreement
     ( Agreement ) with the State of Arkansas. The Agreement provides for the Company to remediate and close a certain landfill, monitor groundwater for certain contaminants and depending on the results of the monitoring program to submit a remediation plan, upgrade certain equipment to reduce wastewater effluent, and pay a civil penalty of $25,000. While the Company is at this time unable to determine the ultimate cost of compliance with the Agreement, the Company has determined the subsidiary s cost to be at least $450,000; therefore, the Company included a provision for environmental costs of $450,000 in the 1994 results of operations, $400,000 of which was recorded in the three months ended June 30, 1994. Based on information presently available, the Company does not believe that compliance with the Agreement, or the facility being placed in the System, should have a material adverse effect on the Company or the Company s financial condition.


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


The Company has guaranteed approximately $2.5 million of debt of a start-up aviation company in exchange for a 20% ownership interest, to which no value has been assigned as of June 30, 1995. This debt requires interest only payments until September 1996 at which time the outstanding principal and interest are due in full. As of June 30, 1995, the aviation company was in compliance with the appropriate provisions of its debt agreement with its lender.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
  RESULTS OF OPERATIONS


     The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with a review of the Company's June 30, 1995 Condensed Consolidated Financial Statements.

OVERVIEW

     The Company is a diversified holding company which is engaged, through its subsidiaries, in the Chemical Business, the Environmental Control Business, the Automotive Products Business and the Industrial Products Business.

     Information about the Company's continuing operations in different industry segments for the six months and three months ended June 30, 1995 and 1994 is detailed below.


                               Six Months         Three Months
                            1995       1994      1995      1994

                                       (In thousands)
                                         (Unaudited)
Sales:
  Chemical                $ 73,938  $ 72,723  $ 41,999  $ 41,771
  Environmental Control     45,197    35,250    23,575    14,998
  Automotive Products       16,441    17,600     8,562     9,036
  Industrial Products        8,584     6,692     4,755     2,609
                           _______   _______   _______   _______
                          $144,160  $132,265  $ 78,891  $ 68,414

Gross profit:
  Chemical                $ 14,179  $ 15,175  $  7,933  $  9,087
  Environmental Control     13,114     8,781     6,429     3,394
  Automotive Products        3,666     4,302     1,579     2,290
  Industrial Products        2,071     1,330       947       459
                           _______   _______   _______   _______
                          $ 33,030  $ 29,588  $ 16,888  $ 15,230

Operating profit (loss):
  Chemical                $  7,618  $  8,566  $  4,691  $  5,677
  Environmental Control      5,396     2,329     2,420       236
  Automotive Products         (818)     (125)     (866)      (10)
  Industrial Products       (1,062)     (703)     (712)     (486)
                           _______   _______   _______   _______
                            11,134    10,067     5,533     5,417
General corporate expenses  (2,952)   (1,644)   (1,286)     (685)
Interest expense            (5,020)   (3,393)   (2,632)   (1,712)
                           _______   _______   _______   _______
Income from continuing
  operations before
  provision for income
  taxes                   $  3,162  $  5,030  $  1,615  $  3,020
                           =======   =======   =======   =======














RESULTS OF OPERATIONS

Six months ended June 30, 1995 vs. Six months ended June 30, 1994.

     Revenues

     Total revenues for the six months ended June 30, 1995 and 1994 were $145.9 million and $134.1 million, respectively (an increase of $11.8 million). Sales increased $11.9 million.

Net Sales

     Consolidated net sales included in total revenues for the six months ended June 30, 1995 were $144.2 million, compared to $132.3 million for the first six months of 1994, an increase of $11.9 million. This increase in sales resulted principally from: (i) increased sales in the Chemical Business of $1.2 million, primarily due to increased business volume of Total Energy Systems, the Company's subsidiary located in Australia (TES), (ii) increased sales in the Environmental Control Business of $9.9 million primarily due to increased heat pump sales to a customer which is retrofitting certain of the air-conditioning and heating systems on a US military base, and increased fan coil sales resulting from firm market conditions in 1995, (iii) decreased sales in the Automotive Products Business of $1.2 million due to a reduced customer base, and (iv) increased sales in the Industrial Products Business of $1.9 million, primarily due to increased sales to a foreign customer and increases in sales of machine tools. Subsequent to realizing the sales to the customer, the Company purchased a fifty percent (50%) equity interest in the joint venture which is retrofitting certain air conditioning and heating systems on a U.S. military base as noted above in (ii). See "Potential Business Acquisitions" of this Management's Discussion and Analysis.

     Gross Profit

     Gross profit was 22.9% for the first six months of 1995, compared to 22.4% for the first six months of 1994. The improvement in the gross profit percentage was due primarily to higher prices and improved absorption of costs due to increased production volumes in the Environmental Control Business, and higher prices in the Industrial Products Business.

     Selling, General and Administrative Expense

     Selling, general and administrative ("SG&A") expenses as a percent of net sales were 18.4% in the six months ended June 30, 1995 and 17.1% in the first six months of 1994. This increase in SG&A as a percent of sales was primarily due to: (i) increased expenses to expand the Industrial Products Business with a less than equivalent corresponding increase in sales , (ii) decreased sales volume in the Automotive Products Business with a less than equivalent corresponding reduction in SG&A costs, and, (iii) increased insurance costs in 1995 versus 1994. These factors were offset in part by sales increases in the Environmental Control Business with no corresponding increase in SG&A costs.

     Interest Expense

     Interest expense for the Company was approximately $5.0 million during the six months ended June 30, 1995 compared to approximately $3.4 million during the six months ended June 30, 1994. The increase primarily resulted from higher interest rates and higher average balances of borrowed funds.

     Income Before Taxes

     The Company had income from continuing operations before income taxes of $3.2 million in the first six months of 1995 compared to $5.0 million in the six months ended June 30, 1994. The decreased profitability of $1.8 million was primarily due to higher SG&A costs and interest offset by improved gross profit as previously discussed.



     Provision For Income Taxes

     As a result of the Company's net operating loss carryforward for income tax purposes as discussed elsewhere herein and in Note 3 of Notes to Condensed Consolidated Financial Statements, the Company's provisions for income taxes for the six months ended June 30, 1995 and the six months ended June 30, 1994 are for current state income taxes and federal alternative minimum taxes.

     Income From Discontinued Operations

     Income from discontinued operations reflects the results of operations of the Financial Services Business sold in May 1994. Income from discontinued operations, net of expenses, was $.6 million in the first six months of 1994.


Three months ended June 30, 1995 vs. Three months ended June 30, 1994.

     Revenues

     Total revenues for the three months ended June 30, 1995 and 1994 were $79.9 million and $69.7 million, respectively (an increase of $10.2 million). Sales increased $10.5 million.

     Net Sales

     Consolidated net sales included in total revenues for the three months ended June 30, 1995 were $78.9 million, compared to $68.4 million for the second quarter of 1994, an increase of $10.5 million. This increase in sales resulted principally from: (i) increased sales in the Chemical Business of $.2 million, primarily due to the higher price of ammonia being partially passed through to customers in the form of price increases and increased business volume of TES, offset by decreased sales of agricultural products due to adverse weather conditions during the spring planting season in the Company's primary market areas. (ii) increased sales in the Environmental Control Business of $8.6 million primarily due to increased heat pump sales to a customer which is retrofitting certain of the air conditioning and heating systems on a US military base, and increased fan coil sales resulting from firm market conditions for these products, (iii) decreased sales in the Automotive Products Business of $.5 million due to a reduced customer base, and (iv) increased sales in the Industrial Products Business of $2.2 million, primarily due to increased sales to a foreign customer. Subsequent to realizing the sales to the customer, the Company purchased a fifty percent (50%) equity interest in the joint venture which is retrofitting certain air conditioning and heating systems on a U.S. military base as noted above in
(ii). See "Potential Business Acquisitions" of this Management's Discussion and Analysis.

     Gross Profit

     Gross profit was 21.4% for the three months ended June 30, 1995, compared to 22.3% for the three months ended June 30, 1994. The decline in the gross profit percentage was due primarily to higher cost of ammonia which is the primary raw material in the Chemical Business and (ii) change in product sales mix to lower margin items in the Automotive Business, offset by
(iii) higher prices and improved absorption of costs due to increased production volumes in the Environmental Control Business, and higher prices in the Industrial Products Business.

     Selling, General and Administrative Expense

     Selling, general and administrative ("SG&A") expenses as a percent of net sales were 17.3% in the three months ended June 30, 1995 and 16.7% in the second quarter of 1994. This increase in SG&A as a percent of sales was primarily due to: (i) increased expenses to expand the Industrial Products Business with a less than equivalent corresponding increase in sales, (ii) decreased sales volume in the Automotive Products Business with a less than equivalent corresponding reduction in SG&A costs, and (iii) increased insurance costs in 1995 versus 1994. These factors were offset in part by sales increases in the Environmental Control Business with no corresponding increase in SG&A costs.

     Interest Expense

     Interest expense for the Company was approximately $2.6 million during the three months ended June 30, 1995 compared to approximately $1.7 million during the three months ended June 30, 1994. The increase primarily resulted from higher interest rates and higher average balances of borrowed funds.

     Income before Taxes

     The Company had income from continuing operations before income taxes of $1.6 million in the second quarter of 1995 compared to $3.0 million in the three months ended June 30, 1994. The decreased profitability of $1.4 million was primarily due to higher SG&A costs and interest expense as previously discussed.

     Provision For Income Taxes

     As a result of the Company's net operating loss carryforward for income tax purposes as discussed elsewhere herein and in Note 3 of Notes to Condensed Consolidated Financial Statements, the Company's provisions for income taxes for the three months ended June 30, 1995 and the three months ended June 30, 1994 are for current state income taxes and federal alternative minimum taxes.

     Income From Discontinued Operations

     Income from discontinued operations reflects the results of operations of the Financial Services Business sold in May 1994. Income from discontinued operations, net of expenses, was $.2 million in the second quarter of 1994.

LIQUIDITY AND CAPITAL RESOURCES

     The Company is a diversified holding company and its liquidity is dependent, in large part, on the operations of its subsidiaries and credit agreements with lenders.

     Sources of Funds - In December 1994, the Company and certain of its subsidiaries finalized a new working capital line of credit. This line of credit consolidated substantially all of the Company's working capital lines of credit into one comprehensive funding source. This working capital line of credit is evidenced by six separate loan agreements ("Agreements") with a lender ("Lender") collateralized by receivables, inventory and proprietary rights of the Company and the subsidiaries that are parties to the Agreements. The agreements provide for revolving credit facilities ("Revolver") for total direct borrowings up to $65 million, including the issuance of letters of credit. The Revolver provides for advances at varying percentages of eligible inventory and trade receivables and bears interest at the Lender's prime lending rate plus one-half percent (.5%). The rate in effect at June 30, 1995 was 9.5%. The initial term of the Agreements is through December 31, 1997, and is renewable thereafter for successive thirteen month terms. The Lender or the Company may terminate the Agreements at the end of the initial term or at the end of any renewal term without penalty. At June 30, 1995, the available borrowings, based on eligible collateral, approximated $62.4 million. Borrowings under the Revolver outstanding at June 30, 1995, were $56.9 million. The Agreements require the Company to maintain certain financial ratios and contain other financial covenants, including tangible net worth requirements and capital expenditure limitations. Effective June 30, 1995, the Company renegotiated the tangible net worth covenant to reduce the requirement from $90 million to $82 million as a result of the Company's inability to meet the original covenant at June 30, 1995 and Managements opinion that the Company would not be able to meet the covenant requirements during the next twelve months of the term of the Agreements. Management expects that the Company will be able to meet renegotiated covenant requirements at future measurement dates. The annual interest on the outstanding debt under the Revolver at June 30, 1995 at the rate then in effect would be approximately $5.4 million.

     In addition to the Agreements discussed above, the Company has the following term loans in place:

(1) The Company's wholly-owned subsidiaries, El Dorado Chemical Company and Slurry Explosive Corporation ("Chemical"), which substantially comprise the Company's Chemical Business, are parties to a loan agreement ("Loan Agreement") with two institutional lenders ("Lenders"). This Loan Agreement, as amended, provides for a seven year term loan of $28.5 million ("Term Loan"). The balance of the Term Loan at June 30, 1995 was $10.7 million. Annual principal payments remaining on the Term Loan are $5.2 million in 1996 and a final payment of $5.5 million on March 31, 1997. The Loan Agreement also provides for a revolving credit facility which provides for a maximum available credit line of approximately $3.7 million at June 30, 1995 all of which was borrowed at June 30, 1995. The availability under this revolving credit facility decreases by $1.8 million annually in 1995 and 1996 with the remainder due in March 1997. Annual interest at the agreed to interest rates, if calculated on the aggregate $14.4 million outstanding balance at June 30 1995 would be approximately $1.8 million. The Term Loan is secured by substantially all of the assets not otherwise pledged under the Revolver previously discussed and capital stock of Chemical. The Loan Agreement requires Chemical to maintain certain financial ratios and contains other financial covenants, including tangible net worth requirements and capital expenditures limitations. As of the date of this report, Chemical is in compliance with all financial covenants. Under the terms of the Loan Agreement. Chemical cannot transfer funds to the Company in the form of cash dividends or other advances, except for (i) the amount of taxes that Chemical would be required to pay if it was not consolidated with the Company; (ii) an amount equal to fifty percent (50%) of Chemical's cumulative adjusted net income as long as Chemical's Total Capitalization Ratio, as defined, is .65:1 or below.

(2) The Company's wholly-owned subsidiary, DSN Corporation ("DSN") is a party to several loan agreements with a financing company (the "Financing Company") for two (2) projects which DSN will complete during 1995. These loan agreements are for a construction loan (the "Construction Loan") which provides for $16.5 million to be used to construct, equip, reerect, and refurbish a nitric acid plant (the "DSN Plant") being placed into service by the Chemical Business at it's El Dorado, Arkansas facility, a loan for approximately $1.2 million to purchase additional railcars to support the DSN Plant (the Railcar
     Loan ), and a loan for approximately $1.1 million to finance the construction of a mixed acid plant (the Mixed Acid Plant ) in North Carolina (the "Mixed Acid Loan"). At June 30, 1995, DSN had outstanding borrowings of $14.6 million under the Construction Loan, $.5 million under the Mixed Acid Loan and no outstanding borrowings under the Railcar Loan. The Construction Loan will be repaid upon the completion of construction and acceptance of the DSN Plant as capable of production, with proceeds of a permanent loan ("DSN Permanent Loan"). Completion of construction, funding of the remaining $1.8 million and conversion to the DSN Permanent Loan are expected to occur during 1995. The DSN Permanent Loan will have a repayment schedule of eighty-four
     (84) equal consecutive monthly installments of principal and interest, payable in arrears. The interest rate per annum will fix for the entire loan term at the rate per annum for a five year United States Treasury Security ("Treasury Rate") as determined at the close of business on the third business day prior to the making of the DSN Permanent Loan plus a specified percentage. As of August 1, 1995, the interest rate would be 8.9%. The Railcar Loan and the Mixed Acid Loan will be repaid under the same terms as the Construction Loan. Upon the earlier of completion of construction of the Mixed Acid Plant or August 1, 1995, the Mixed Acid Loan will have a repayment schedule of eighty-four (84) equal consecutive monthly installments of principal and interest, payable in arrears. The rate of interest on the Mixed Acid Loan will be determined in the same manner as the DSN Permanent Loan and the rate at August 1, 1995 would be 8.9%, also.

(3) A subsidiary of the Company ("Borrower") entered into a loan agreement ("Agreement"), effective as of May 4, 1995, with Bank IV Oklahoma, N.A. ("Bank"). Pursuant to the Agreement, the Bank loaned $9 million to the Borrower, evidenced by a Promissory Note ("Note"). The Note bears interest per annum at a rate equal to one percent (1%) above the prime rate in effect from day to day as published in the Wall Street Journal. The outstanding principal balance of the Note is payable in sixty (60) monthly payments of principal and interest commencing on May 31, 1995. Payment of the Note is secured by a first and priority lien and security interest in and to the Borrower's right, title, and interest in the loan receivable relating to the real property and office building known as the Bank IV Tower located in Oklahoma City, Oklahoma (the "Tower"), the Management Agreement relating to the Tower, and the Option to Purchase Agreement covering the real property on which the Tower is located.

     Foreign Subsidiary Financing - On March 7, 1995 the Company guaranteed a revolving credit working capital facility (the "Facility") between its wholly-owned Australian subsidiary Total Energy Systems, Ltd. ("TES") and Bank of New Zealand. The Facility allows for borrowings up to an aggregate of approximately $3.7 million based on specific percentages of qualified eligible assets ($3.2 million borrowed at June 30, 1995). Such debt is secured by substantially all the assets of TES, plus an unlimited guarantee and indemnity from the Company. The interest rate on this debt is the Bank of New Zealand Corporate Base Lending Rate plus 0.5% (approximately 9.6% at June 30, 1995). The Facility is subject to renewal at the discretion of Bank of New Zealand based upon annual review. The next annual review is due on March 31, 1996.

     Cash Flows - Net cash used by operating activities of continuing operations in the first six months of 1995, after adjustment for net non-cash expenses of $4.4 million, was $8.3 million. This cash usage included the following changes in assets: (i) increases in accounts receivable of $13.5 million, (ii) inventory increases of $1.3 million, and (iii) increases in supplies and prepaid items of $.7 million. The increase in accounts receivable was due primarily to increased sales by approximately $25 million over the fourth quarter of 1994 in all businesses, including seasonal sales increases in the Chemical Business. The increase in inventories was due primarily to higher sales levels in all businesses; less than anticipated sales by the Chemical Business for the spring fertilizer season; and, increases in the Automotive Products Business due to purchases of new products in excess of the realized sales demand for those products. The increase in supplies and prepaid items resulted primarily from increased repair supplies in the Chemical Business. Investing activities during the first six months of 1995 included (i) capital expenditures of $9.1 million, relating primarily to the construction of a new nitric acid production facility in the Chemical Business, (ii) principal payments received on certain loans of $.3 million,
(iii) proceeds of $.5 million from the sale of assets, primarily real estate, and (iv) a net increase in other assets of $1.6 million due primarily to a subsidiary's investment in an energy conservation joint venture. Cash flows provided by financing activities included net borrowings of $20.9 million, offset by dividends paid of $2.0 million and treasury stock purchases of $1.3 million.

     In summary, during the six months ended June 30, 1995, cash requirements for required debt service payments, dividends on Company stocks, and purchases of treasury stock approximated $11.2 million. In addition, the Company spent approximately $9.1 million for capital improvements, primarily in connection with the DSN Plant being constructed by the Chemical Business. The expenditures noted above, plus the cash used by operations of $8.3 million, resulted in a borrowing requirement of approximately $12.9 million against the Company's revolving credit facilities in addition to other borrowings of $15.9 million discussed elsewhere in this report.

     Future cash requirements include working capital requirements for anticipated sales increases in all businesses, and funding for future capital expenditures, primarily in the Chemical Business and the Environmental Control Business. Funding for the higher accounts receivable resulting from anticipated sales increases will be provided by the revolving credit facilities previously discussed. Inventory requirements for the higher anticipated sales activity should be met by scheduled reductions in the inventories of the Environmental Control and Automotive Products Businesses, both of which have increased their inventories beyond required levels. In the first six months of 1995, the Chemical Business has incurred additional cost of $6.0 million to continue installation of the DSN Plant. The Company anticipates incurring $1.0 million in the third quarter to complete this project, which is expected to begin full production by September 1995. As previously noted, the Company expects to borrow an additional $1.8 million during the third quarter related to the DSN Plant. During the first six months of 1995, the Chemical Business spent $.5 million in connection with the Mixed Acid Plant. An additional $.7 million is expected to be incurred on the Mixed Acid Plant in 1995.

     Management believes that cash flows from operations, the Company's revolving credit facilities, and other sources will be adequate to meet its presently anticipated capital expenditure, working capital, debt service, and dividend requirements. The Company currently has no material commitment for capital expenditures, other than those related to Chemical Business' completion of an additional concentrated nitric acid plant, a mixed acid plant and the purchase of additional railcars as discussed above.


     During the first six months of 1995, the Company declared and paid the following aggregate dividends: (1) $12.00 per share on each of the outstanding shares of its Series B 12% Cumulative Convertible Preferred Stock, which is the annual dividend on this series of preferred stock for 1995; (2) $1.62 per share on each outstanding share of its $3.25 Convertible Exchangeable Class C Preferred Stock, Series 2; (3) $10.00 per share on each outstanding share of its Convertible Noncumulative Preferred Stock, which is the annual dividend on this series of preferred stock for 1995; and (4) $.03 per share on its outstanding shares of Common Stock. The Company expects to continue the payment of an annual cash dividends on its common stock equal to $.06 per share in the future in accordance with the policy adopted by the Board of Directors and the cash dividends on the Company's outstanding series of preferred stock pursuant to the terms of such preferred stocks.



     Foreign Sales Contract -

     In connection with an agreement to supply a foreign customer with equipment, technology and technical assistance ("Agreement") and a contract with a group of foreign lenders in connection with the Agreement, a subsidiary of the Company committed to purchase approximately $6 million of bearing products from the foreign customer each year over the next five years, at predetermined prices, not in excess of market prices, subject to the customer's ability to deliver product to the Company's subsidiary meeting defined quality standards. The Company intends to finance the purchase of these bearing products from the foreign customer through working capital and by reducing its purchase of bearing products from other sources from whom the Company is presently purchasing such products. See Note 5 to Notes to Condensed Consolidated Financial Statements.

     Potential Business Acquisitions - During 1994 the Company, through a subsidiary, loaned $2.1 million to a French manufacturer of HVAC equipment. Under the loan agreement, the Company has the option to exchange its rights under the loan for 80% of the borrower's outstanding common stock. The Company obtained a security interest in the stock of the French manufacturer to secure its $2.1 million loan. At this time the decision has not been made to exercise such option and the $2.1 million loan net of a $650,000 impairment reserve is carried on the books as a note receivable in other assets.

     During the second quarter of 1995, the Company executed a stock option agreement to acquire eighty percent (80%) of the stock of a specialty sales organization to enhance the marketing of the Company's air conditioning products. The stock option has a four (4) year term, and a total option granting price of $1.0 million payable in installments including an option fee of $.5 million paid upon signing of the option and annual $100,000 payments for yearly extensions of the stock option thereafter for up to three (3) years. Upon exercise of the stock option by the Company, or upon the occurrence of certain performance criteria which would give the grantors of the stock option the right to accelerate the date on which the Company must elect whether to exercise, the Company shall pay certain cash and issue promissory notes for the balance of the exercise price of the subject shares. The total exercise price of the subject shares is $4.0 million, less the amounts paid for the granting and any extensions of the stock option. The Company expects that it will eventually exercise the stock option, however, there are no assurances that such stock option will ultimately be exercised. The Company believes it will be able to finance the cash requirements associated with the stock option agreement from existing cash reserves and cashflow from Company operations in the event the Company elects to exercise its option under the stock option agreement.

     A subsidiary of the Company invested approximately $2.8 million to purchase a fifty percent (50%) equity interest in an energy conservation joint venture (the "Project"). The Project has been awarded a contract to retrofit residential housing units at a U.S. Army base. The contract calls for installation of energy-efficient equipment (including air conditioning and heating equipment), which will reduce utility consumption. For the installation and management, the Project will receive an average of seventy-seven percent(77%) of all energy and maintenance savings during the twenty
(20) year contract term. The Project estimates that the cost to retrofit the residential housing units at the US Army base will be approximately $17.9 million. The Project has received a loan from a lender to finance up to approximately $14 million of the cost of the Project. The Company is not guaranteeing any of the lending obligations of the Project. The Company has guaranteed the bonding company's exposure under the payment and performance bonds on the Project, which is approximately $17.9 million.


     Availability of Company's Loss Carryovers - The Company anticipates that its cash flow in future years will benefit to some extent from its ability to use net operating loss ("NOL") carryovers from prior periods to reduce the federal income tax payments which it would otherwise be required to make with respect to income generated in such future years. As of June 30, 1995, the Company had available NOL carryovers of approximately $40 million, based on its federal income tax returns as filed with the Internal Revenue Service for taxable years through 1993, and on the Company's estimates for 1994. These NOL carryovers will expire beginning in the year 1999.

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

     Contingencies - As discussed in Note 7 of Notes to Consolidated Financial Statements, the Company has several contingencies that could impact its liquidity in the event that the Company is unsuccessful in defending against the claimants. Although management does not anticipate that these claims will result in substantial adverse impacts on its liquidity, it is not possible to determine the outcome.

ERNST & YOUNG                                       1700 Liberty Tower
                                                    100 North Broadway
                                                    Oklahoma City, OK 73102
                                                    Phone: 405 278 6800
                                                    Fax: 405 278 6823



                  Independent Accountants' Review Report


Board of Directors
LSB Industries, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of LSB Industries, Inc. and subsidiaries as of June 30, 1995, and the related condensed consolidated statements of income for the six month and three month periods ended June 30, 1995 and 1994 and the condensed consolidated statements of cash flow for the six month periods ended June 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of LSB Industries, Inc. as of December 31, 1994, and the related consolidated statements of income, non-redeemable preferred stock, common stock and other stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated March 21, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1994, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



August 18, 1995                                 /s/ ERNST & YOUNG



                                  PART II
                             OTHER INFORMATION


Item 1.   Legal Proceedings

     There are no additional material legal proceedings pending against the Company and/or its subsidiaries not previously reported by the Company in Item 3 of its Form 10-K for the fiscal period ended December 31, 1994, which Item 3 is incorporated by reference herein.

          Settled Litigation

     James McHugh Construction Co. v. Midwest Bank and Trust Company, et al., Case No. 88 CH 2449, Circuit Court of Cook County, Illinois. In April, 1989, a Company subsidiary, International Environmental Corporation ("IEC"), was named as a third party defendant by Economy Mechanical Industries of Illinois, Inc. ("Economy") in connection with a project in Chicago, Illinois. Economy had purchased fan coil units for the project from IEC, and the units were built in accordance with Economy's specifications. The general contractor and a number of subcontractors (including Economy) filed mechanics liens against the property. The general contractor filed this action to foreclose on its lien, and the owner asserted numerous claims against the general contractor and certain subcontractors (including Economy) in the total amount of $20,610,599. One of the counterclaims made by the owner related to the fan coil system manufactured by IEC and Economy brought a third party action against IEC alleging that if the fan coil system was defective, such was the responsibility of IEC. IEC denied that the fan coils were defective and contended that any failures, if any, were caused by improper installation or other causes beyond IEC's control. IEC filed fourth party complaints against some of its suppliers. Economy amended its third party claim to assert claims against some of these same suppliers. This matter has been settled. The settlement required two of IEC's insurance carriers to pay $841,500.00 to the building owner and $275,000 to IEC for partial reimbursement of previously paid attorney fees and expenses. One of these insurance policies has a $250,000 loss limit on IEC's responsibility plus retro-premiums, which amount will total approximately $300,000. IEC's other insurance policy has no deductible or self-insured retention.

Item 2.   Changes in Securities

     Not applicable.

Item 3.   Defaults upon Senior Securities

     Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

     Not applicable.

Item 5.   Other Information

     Not applicable.

Item 6.   Exhibits and Reports on Form 8-K

     (A) Exhibits. The Company has included the following exhibits in this report:

          11.1 Statement Re: Computation of Per Share Earnings.

          15.1 Letter Re: Unaudited Interim Financial Information.

          27.1 Financial Data Schedule

     (B) Reports of Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended June 30, 1995.



                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly-authorized, to sign this report on its behalf on this 18th day of August, 1995.


                      LSB INDUSTRIES, INC.



                            By: /s/ Tony M. Shelby
                               ---------------------------------
                                Tony M. Shelby,
                                Senior Vice President of Finance
                                (Principal Financial Officer)

                            By: /s/ Jim D. Jones
                               ----------------------------------
                                Jim D. Jones
                                Vice President, Controller and
                                Treasurer (Principal Accounting Officer)






































SEC\10Q-J95A.WPC