Form 10-Q
period 1995-09-30
LSB INDUSTRIES INC
filed 1995-11-20
CIK 60714

FORM 10-Q

                               UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly period ended    September 30, 1995
                          ---------------------------------------
                                    OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   THE SECURITIES EXCHANGE ACT OF 1934

For The transition period from                 to                  Commission
                              -----------------   -----------------
file number     1-7677
           -------------------------------------------------
                            LSB INDUSTRIES, INC.
           ----------------------------------------------------
           Exact name of Registrant as specified in its charter


         DELAWARE                                 73-1015226
------------------------------                   --------------
State or other jurisdiction of                   I.R.S. Employer
incorporation or organization                    Identification
                                                 No.

          16 South Pennsylvania,   Oklahoma City, Oklahoma  73107
          -------------------------------------------------------
            Address of principal executive offices    (Zip Code)

                               (405) 235-4546
            --------------------------------------------------
            Registrant's telephone number, including area code

                                   None
            -----------------------------------------------------
            Former name, former address and former fiscal year, if
                           changed since last report.

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
The number of shares outstanding of the Registrant's voting Common Stock, as of November 14, 1995 is 12,914,507 shares excluding 1,842,909 shares held as treasury stock.

                                   PART I

                           FINANCIAL INFORMATION


Company or group of companies for which report is filed: LSB Industries, Inc. and all of its wholly-owned subsidiaries.

The accompanying condensed consolidated balance sheet of LSB Industries, Inc. at September 30, 1995, the condensed consolidated statements of operations for the nine month and three month periods ended September 30, 1995 and 1994 and the consolidated statements of cash flows for the nine month periods ended September 30, 1995 and 1994 have been subjected to a review, in accordance with standards established by the American Institute of Certified Public Accountants, by Ernst & Young LLP, independent auditors, whose report with respect thereto appears elsewhere in this Form 10-Q. The financial statements mentioned above are unaudited and reflect all adjustments, consisting primarily of adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation of the interim periods. The results of operations for the nine months and three months ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet at December 31, 1994, was derived from audited financial statements as of that date.

                            LSB INDUSTRIES, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
             (Information at September 30, 1995 is unaudited)
                          (Dollars in thousands)

                                                 September 30,      December 31,
ASSETS                                               1995                1994
---------------------------------------          ------------       ------------
Current assets:

  Cash and cash equivalents                        $   1,429        $   2,610
  Trade accounts receivable, net of allowance
    for doubtful accounts                             52,029           42,720

  Inventories:
    Finished goods                                    34,255           33,926
    Work in process                                   10,734            9,796
    Raw materials                                     18,074           15,611
                                                   ---------        ---------
  Total inventory                                     63,063           59,333

  Supplies and prepaid items                           6,335            6,386
                                                   ---------        ---------
Total current assets                                 122,856          111,049

Property, plant and equipmen                          82,595           73,684

Investments and other assets:

  Loans receivable, secured by real estate            15,762           17,243

  Other assets, net of allowance
    for doubtful accounts                             20,135           19,305
                                                   ---------        ---------
                                                  $  241,348       $  221,281
                                                   ---------        ---------



                         (Continued on following page)





                            LSB INDUSTRIES, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                (Continued)
             (Information at September 30, 1995 is unaudited)
                          (Dollars in thousands)


LIABILITIES, PREFERRED AND COMMON STOCKS          September 30,     December 31,
  AND OTHER STOCKHOLDERS' EQUITY                     1995              1994
----------------------------------------          ------------      -----------
Current liabilities:
  Drafts payable                                    $       673   $   1,291
  Accounts payable                                       29,754      29,496
  Accrued liabilities                                     9,723       8,062
  Current portion of long-term debt                      15,064       9,716
Total current liabilities                                55,214      48,565

Long-term debt                                           98,219      81,965

Contingencies (Note 7)

Redeemable, noncumulative convertible
  preferred stock, $100 par value; 1,588 shares
  issued and outstanding (1,597 in 1994)                    151         152

Non-redeemable preferred stock, common stock and
  other stockholders' equity (Note 6):
  Series B 12% cumulative, convertible
    preferred stock, $100 par value;
    20,000 shares issued and outstanding                  2,000       2,000
  Series 2 $3.25 convertible, exchangeable
    Class C preferred stock, $50 stated
    value; 920,000 shares issued and outstanding         46,000      46,000
  Common stock, $.10 par value; 75,000,000
    shares authorized, 14,756,536 shares
    issued (14,620,156 in 1994)                           1,476       1,462
  Capital in excess of par value                         37,565      37,369
  Retained earnings                                      11,222      12,883
                                                      ---------    --------
                                                         98,263      99,714
  Less treasury stock, at cost:
    Series 2 Preferred, 5,000 shares                        200         200
    Common stock, 1,821,419 shares
     (1,559,590 in 1994)                                 10,299       8,915
  Total non-redeemable preferred stock, common        ---------    --------
    stock and other stockholders' equity                 87,764      90,599
                                                      ---------    --------
                                                     $  241,348   $ 221,281
                                                      =========    ========


                         (See accompanying notes)


                            LSB INDUSTRIES, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)
               Nine Months Ended September 30, 1995 and 1994
             (Dollars in thousands, except per share amounts)


                                                       1995          1994
                                                    ----------   ----------
Revenues:
  Net sales                                         $  208,038  $   190,954
  Other income                                           3,350        3,281
                                                       211,388      194,235
Costs and expenses:
  Cost of sales                                        162,032      149,131
  Selling, general and administrative                   40,554       35,584
  Interest                                               7,540        5,081
  Provision for environmental matter (Note 7)                -          400
                                                     ---------    ---------
                                                       210,126      190,196
Income from continuing operations                    ---------    ---------
  before provision for income taxes                      1,262        4,039
Provision for income taxes                                 112          277
                                                     ---------    ---------
Income from continuing operations                        1,150        3,762

Income from discontinued operations, net
  of income taxes (Notes 2 and 3)                            -          584
Gain on sale of discontinued operations
  (Note 2)                                                   -       24,200
                                                    ----------   ----------
Net income                                          $    1,150   $   28,546
Net income (loss) applicable to                     ==========   ==========
  common stock (Note 4)                             $   (1,276)  $   26,110
Average common shares outstanding (Note 4):         ==========   ==========
  Primary                                           13,325,587   14,076,021
  Fully diluted                                     13,338,356   15,841,798

Earnings per common share (Note 4):
  Primary:
    Income (loss) from:
     Continuing operations                          $     (.10)  $      .09
     Discontinued operations                                 -         1.76
                                                    ----------   ----------
    Net income (loss)                               $     (.10)  $     1.85
                                                    ==========   ==========
  Fully diluted:
    Income (loss) from:
     Continuing operations                          $     (.10)  $      .09
     Discontinued operations                                 -         1.61
                                                    ----------   ----------
    Net income (loss)                               $     (.10)  $     1.70
                                                    ==========   ==========


                         (See accompanying notes)


                            LSB INDUSTRIES, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)
              Three Months Ended September 30, 1995 and 1994
             (Dollars in thousands, except per share amounts)


                                                        1995        1994
                                                    ----------   ---------
Revenues:
  Net sales                                         $   63,878   $  58,689
  Other income                                           1,647       1,450
                                                    ----------   ---------
                                                        65,525      60,139
Costs and expenses:
  Cost of sales                                         50,902      46,454
  Selling, general and administrative                   14,003      12,988
  Interest                                               2,520       1,688
                                                    ----------   ---------
                                                        67,425      61,130
Loss from continuing operations
  before credit for income taxes                        (1,900)       (991)
Credit for income taxes                                    (99)        (78)
                                                    ----------   ---------

Net loss                                            $   (1,801)  $    (913)
Net loss applicable to                              ==========   =========
  common stock (Note 4)                             $   (2,604)  $  (1,718)
Average common shares outstanding (Note 4):         ==========   =========
  Primary                                           12,940,607  13,455,320
  Fully diluted                                     12,940,607  13,455,320

Loss per common share (Note 4):
  Primary                                           $     (.20)   $    (.13)
                                                    ==========    =========
  Fully diluted                                     $     (.20)   $    (.13)
                                                    ==========    =========


                         (See accompanying notes)

                            LSB INDUSTRIES, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
               Nine Months Ended September 30, 1995 and 1994
                          (Dollars in thousands)


                                                         1995        1994
                                                       ________   _________
Cash flows from continuing operations:
  Income from continuing operations                    $  1,150   $  3,762
  Adjustments to reconcile income from
    continuing operations to cash flows
    provided (used) by continuing operations:
      Depreciation, depletion and amortization:
       Property, plant and equipment                     5,534       5,250
       Other                                              751          715

     Provision for possible losses:
       Trade accounts receivable                           687         391
       Environmental matter                                  -         400

     Gain on sale of assets                               (165)     (1,117)
     Cash provided (used) by changes in assets
       and liabilities:
         Trade accounts receivable                     (11,137)       (253)
         Inventories                                    (3,610)     (4,516)
         Supplies and prepaid items                         73      (1,063)
         Accounts payable                                  345      14,099
         Accrued liabilities                             1,740      (1,241)
                                                      --------    --------
     Net cash provided (used) by
       continuing operations                            (4,632)     16,427

Cash flows from investing activities of
  continuing operations:
    Capital expenditures                               (15,081)    (12,090)
    Purchase of loans receivable                             -      (2,877)
    Principal payments on notes receivable               1,482           -
    Proceeds from sales of equipment and
     real estate properties                              1,006       4,071
    Increase in other assets                              (696)     (5,584)
                                                      --------    --------
    Net cash used by investing activities
     of continuing operations                          (13,289)    (16,480)


                       (Continued on following page)


                            LSB INDUSTRIES, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (CONTINUED)
                                (Unaudited)
               Nine Months Ended September 30, 1995 and 1994
                          (Dollars in thousands)

                                                         1995        1994
                                                      _________   _________
Cash flows from financing activities of
  continuing operations:
    Payments on long-term and other debt           $    (9,966)  $  (6,275)
    Long-term and other borrowings                      18,435       2,676
    Net change in revolving debt facilities             12,874      47,101
    Net change in drafts payable                          (618)        231
    Dividends paid (Note 6):
      Preferred stocks                                  (2,425)     (2,433)
      Common stock                                        (386)       (414)
    Purchases of treasury stock (Note 6):
      Preferred stock                                        -        (200)
      Common stock                                      (1,384)     (3,865)
    Net proceeds from issuance of
      common stock (Note 6)                                210         256
    Net decrease in receivables sold to
     discontinued operations                                 -     (31,844)
                                                    __________  __________

Net cash provided by financing
  activities from continuing operations                 16,740       5,233
                                                    __________  __________
Net increase (decrease) in cash and cash
  equivalents from continuing operations                (1,181)      5,180

Net decrease in cash and cash equivalents
  from discontinued operations                               -      (1,675)
                                                    ----------  ----------
Net increase (decrease) in cash and cash
  equivalents from all activities                       (1,181)      3,505

Cash and cash equivalents at beginning of
  period                                                 2,610       2,781
                                                    ----------  ----------
Cash and cash equivalents at end of period          $    1,429  $    6,286
                                                    ==========  ==========



                         (See accompanying notes)



                           LSB INDUSTRIES, INC
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)
            Nine Months Ended September 30, 1995 and 1994

Note 1: The accompanying financial statements include the accounts of LSB Industries, Inc. (the "Company") and its subsidiaries. The Company s financial services subsidiary, Equity Bank for Savings, F.A. ( Equity Bank ) was sold on May 25, 1994. The condensed consolidated statement of income for the nine month period ended September 30, 1994 presents the operations of Equity Bank as income from discontinued operations.

Note 2: On May 25, 1994, pursuant to a Stock Purchase Agreement, dated as of February 9, 1994, (the Acquisition Agreement ), the Company sold its wholly-owned subsidiary, Equity Bank, which constituted the Financial Services Business of the Company, to Fourth Financial Corporation (the Purchaser ). The Purchaser acquired all of the outstanding shares of capital stock of Equity Bank.

Under the Acquisition Agreement and using the proceeds from sale of Equity Bank, the Company acquired from Equity Bank, prior to closing, certain subsidiaries of Equity Bank ( Retained Corporations ) that own the real and personal property and other assets contributed by the Company to Equity Bank at the time of the acquisition of the predecessor of Equity Bank by the Company for Equity Bank s carrying value of the assets contributed of approximately $67.4 million, which approximated fair value. The carrying value of these assets in the consolidated financial statements of the Company continues to be historical cost. At the time of closing of the sale of Equity Bank, the Company also acquired: (A) the loan and mortgage on and an option to purchase Equity Tower located in Oklahoma City, Oklahoma ( Equity Tower Loan ), for an amount equal to Equity Bank s carrying value of approximately $13.9 million; (B) other real estate owned by Equity Bank that was acquired by Equity Bank through foreclosure for an amount equal to Equity Bank s carrying value of approximately $3.6 million (the Equity Tower Loan and other real estate owned are collectively called the Retained Assets ); and (C) certain other loans for $3.1 million previously owned by Equity Bank. In addition, the Company acquired the outstanding accounts receivable sold to Equity Bank by the Company and its subsidiaries under various purchase agreements, dated March 8, 1988 (the Receivables ) for $6.9 million, which approximated fair value.

Note 3: At September 30, 1995, the Company had net operating loss ( NOL ) carryforwards for tax purposes of approximately $40 million. Such amounts expire beginning in 1999. The Company also has investment tax credit carryforwards of approximately $630,000, which expire beginning in 1995.

The Company s provision for income taxes for the nine months ended September 30, 1995 of $112,000 is for current state income taxes.

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

Net income (loss) applicable to common stock is computed by adjusting net income by the amount of preferred stock dividends, including undeclared or unpaid dividends, if cumulative.

Note 5: In 1992, a subsidiary of the Company signed an agreement to supply a foreign customer with equipment, technology and technical assistance to manufacture certain types of automotive products. As of September 30, 1995 $17 million has been billed and collected by the Company under this contract. In May 1995, the subsidiary negotiated an amendment to the agreement with the foreign customer and an agreement with a syndication of foreign lenders whereby the lenders acquired, without recourse to the Company or such subsidiary, the unpaid contract amount billable by the Company (present value of approximately $24 million). Under the amendment with the foreign customer and the agreement with the foreign lenders, the Company received approximately $5 million, net of fees, and a commitment from the foreign customer to provide approximately $21 million of bearing products. The Company is to receive such bearing products, without charge when and if the foreign customer repays its debt of approximately $31 million which the foreign lenders acquired from the subsidiary. In addition, the subsidiary agreed to purchase approximately $6 million of bearing products each year over (5) years beginning,in 1995, at predetermined prices, not in excess of market prices, subject to the customer's ability to deliver product, meeting defined quality standards, to the Company.


  Note 6: The table below provides detail of activity in the Stockholders' Equity accounts for the nine months ended September 30, 1995:

                                 Common Stock        Non-      Capital                       Treasury
                                _______________   redeemable   in excess           Treasury   Stock
                                            Par    Preferred   of par    Retained   Stock    Prefer-
                                Shares     Value     Stock     Value     Earnings   Common     red      Total
                                ------     -----   ---------   --------  --------  --------- -------- --------
                                                        (In thousands)

Balance at December 31, 1994     14,620    $1,462   $48,000   $37,369    $12,883    $(8,915)  $(200)  $90,599
Net Income                                                                 1,150                        1,150
Conversion of 9.5 shares of
  redeemable preferred stock
  to common stock                     1                             1                                       1
Exercise of stock options           136       14                  195                                     209
Dividends declared:
  Common Stock ($.03 per share)                                             (386)                        (386)
  Series B 12% preferred
    stock ($9.00 per share)                                                 (180)                        (180)
  Redeemable preferred
    stock ($10.00 per share)                                                 (16)                         (16)
  Series 2 preferred
    stock ($2.44 per share)                                               (2,229)                      (2,229)

Purchases of treasury stock                                                          (1,384)           (1,384)
                                _______   _______   _______   _______   ________   ________    _____  _______
                                    (1)
Balance at September 30, 1995    14,757    $1,476   $48,000   $37,565    $11,222   $(10,299)   $(200) $87,764
                                =======    ======   =======   =======    =======   ========    =====  =======

     (1)

     Includes 1,821,419 shares of the Company's Common Stock held in treasury. Excluding the 1,821,419 shares held in treasury, the outstanding shares of the Company's Common Stock at September 30, 1995 were 12,935,117.

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

B. As a result of a preliminary environmental assessment report prepared by the State of Arkansas, the primary manufacturing facility of the Company s Chemical Business has been placed in the Environmental Protection Agency s ( EPA ) tracking system of sites which are known or suspected to be a site of a release of hazardous waste (the "System"). Inclusion in the system does not represent a determination of liability or a finding that any response action is necessary. As a result of being placed in the System, the State of Arkansas performed a preliminary assessment and advised the Company that the site has had certain releases of contaminants. On July 18, 1994, the Company received a report from the State of Arkansas which contained findings of violations of certain environmental laws and requested the Company to conduct further investigations to better determine the compliance status of the Company and releases of contaminants at the site. On May 2, 1995, the Company signed a Consent Administrative Agreement
     ( Agreement ) with the State of Arkansas. The Agreement provides for the Company to remediate and close a certain landfill, monitor groundwater for certain contaminants and depending on the results of the monitoring program to submit a remediation plan, upgrade certain equipment to reduce wastewater effluent, and pay a civil penalty of $25,000. The Company has paid the civil money penalty, completed the landfill closure, and begun the ground water monitoring process. While the Company is at this time unable to determine the ultimate cost of compliance with the Agreement, the Company has determined the subsidiary s cost to be at least $450,000; therefore, the Company included a provision for environmental costs of $450,000 in the 1994 results of operations. Based on information presently available, the Company does not believe that compliance with the Agreement, or the facility being placed in the System, should have a material adverse effect on the Company or the Company s financial condition.

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

The Company has guaranteed on an unsecured basis approximately $2.5 million of debt from lenders to a start-up aviation company in exchange for a 24% ownership interest in the aviation company, to which no value has been assigned as of September 30, 1995. This debt requires interest only payments until September 1996 at which time the outstanding principal and interest are due in full. As of September 30, 1995, the aviation company was in compliance with the appropriate provisions of its debt agreements with its lenders.

Note 8:

As previously announced, the Company is going to restructure its business due to unsatisfactory returns on investments in certain business segments. The extent and precise form of the restructuring has not been determined, other than the Company's intent to reduce its investment in the Automotive Products and Industrial Products Businesses, where the return on investment has not been satisfactory, and to concentrate resources in the Chemical and Environmental Control Businesses.


Note 9:

In March 1995, the Financial Accounting Standards Board issued Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of" ("FAS 121"). FAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used for long-lived assets and certain intangibles to be disposed of. This statement requires that such assets be reviewed for impairment, utilizing estimated cash flows resulting from the use of such assets and their eventual disposition, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

The Company has not determined the effect, if any, implementation of FAS 121 will have on the Company's financial statements. This statement is effective for financial statements for fiscal years beginning after December 15, 1995. The Company anticipates the adoption of FAS 121 and the implementation of its provisions no later than the first quarter of 1996; however, earlier application is permitted.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
  RESULTS OF OPERATIONS


     The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with a review of the Company's September 30, 1995 Condensed Consolidated Financial Statements.

OVERVIEW

     The Company is a diversified holding company which is engaged, through its subsidiaries, in the Chemical Business, the Environmental Control Business, the Automotive Products Business and the Industrial Products Business.

     Information about the Company's continuing operations in different industry segments for the nine months and three months ended September 30, 1995 and 1994 is detailed below.


                                       Nine Months         Three Months
                                     1995       1994      1995      1994
                                     ----       ----      ----      ----
                                                (In thousands)
                                                  (Unaudited)
Sales:
  Chemical                          $106,569  $103,859  $ 32,631  $ 31,136
  Environmental Control               64,696    52,977    19,499    17,727
  Automotive Products                 25,167    25,420     8,726     7,820
  Industrial Products                 11,606     8,698     3,022     2,006
                                     _______   _______   _______   _______
                                    $208,038  $190,954  $ 63,878  $ 58,689

Gross profit:
  Chemical                          $ 20,571  $ 20,479  $  6,392  $  5,304
  Environmental Control               17,670    13,439     4,556     4,658
  Automotive Products                  5,018     6,188     1,352     1,886
  Industrial Products                  2,747     1,717       676       387
                                     _______   _______   _______   _______
                                    $ 46,006  $ 41,823  $ 12,976  $ 12,235
                                     =======   =======   =======   =======
Operating profit (loss):
  Chemical                          $ 10,869  $ 11,130  $  3,251  $  2,564
  Environmental Control                6,046     3,527       650     1,198
  Automotive Products                 (1,960)     (678)   (1,142)     (553)
  Industrial Products                 (2,015)   (2,103)     (953)   (1,400)
                                     _______   _______   _______   _______
                                      12,940    11,876     1,806     1,809
General corporate expenses            (4,138)   (2,756)   (1,186)   (1,112)
Interest expense                      (7,540)   (5,081)   (2,520)   (1,688)
                                     _______   _______   _______   _______
Income (loss) from continuing
  operations before
  provision for income taxes        $  1,262  $  4,039  $ (1,900) $   (991)
                                     =======   =======   =======   =======


      As previously announced, the Company is going to restructure its business due to unsatisfactory returns on investments in certain business segments. The extent and precise form of the restructuring has not been determined, other than the Company's intent to reduce its investment in the Automotive Products and Industrial Products Businesses, where the return on investment has not been satisfactory, and to concentrate resources in the Chemical and Environmental Control Businesses. As of the date of this report the Company is not aware of the effects that such restructuring will have on the Company's results of operation or liquidity but it is management's opinion that the implementation of such plan should improve liquidity.

RESULTS OF OPERATIONS

Nine months ended September 30, 1995 vs. Nine months ended September 30, 1994.

     Revenues
     --------
     Total revenues for the nine months ended September 30, 1995 and 1994 were $211.4 million and $194.2 million, respectively (an increase of $17.2 million). Sales increased $17.1 million.

Net Sales
---------
     Consolidated net sales included in total revenues for the nine months ended September 30, 1995 were $208.1 million, compared to $191.0 million for the first nine months of 1994, an increase of $17.1 million. This increase in sales resulted principally from: (i) increased sales in the Chemical Business of $2.7 million, primarily due to higher sales prices to partially pass higher ammonia costs through to customers and increased business volume of Total Energy Systems, the Company's subsidiary located in Australia (TES), (ii) increased sales in the Environmental Control Business of $11.7 million primarily due to increased heat pump sales to a customer which is retrofitting certain of the air-conditioning and heating systems on a US military base, and increased fan coil sales resulting from improved market conditions in 1995, and (iii) increased sales in the Industrial Products Business of $2.9 million, primarily due to increased sales to a foreign customer and increases in sales of machine tools. Subsequent to realizing the sales to the customer, the Company purchased a fifty percent (50%) equity interest for $2.8 million in the joint venture which is retrofitting certain air conditioning and heating systems on a U.S. military base as noted above in (ii). See "Potential Business Acquisitions" of this Management's Discussion and Analysis.

     Gross Profit
     ------------
     Gross profit was 22.1% for the first nine months of 1995, compared to 21.9% for the first nine months of 1994. The improvement in the gross profit percentage was due primarily to higher prices and improved absorption of costs due to increased production volumes in the Environmental Control Business, and higher prices in the Industrial Products Business.

     Selling, General and Administrative Expense
     -------------------------------------------
     Selling, general and administrative ("SG&A") expenses as a percent of net sales were 19.5% in the nine months ended September 30, 1995 and 18.6% in the first nine months of 1994. This increase in SG&A as a percent of sales was primarily due to: (i) increased expenses to expand the Industrial Products Business with a less than equivalent corresponding increase in sales, (ii) increased expense in the Automotive Products Business, and, (iii) increased insurance costs in 1995 versus 1994. These factors were offset in part by sales increases in the Environmental Control Business with no corresponding increase in SG&A costs.

     Interest Expense
     ----------------
     Interest expense for the Company was approximately $7.5 million during the nine months ended September 30, 1995 compared to approximately $5.1 million during the nine months ended September 30, 1994. The increase primarily resulted from higher average balances of borrowed funds.




     Income Before Taxes
     -------------------
     The Company had income from continuing operations before income taxes of $1.3 million in the first nine months of 1995 compared to $4.0 million in the nine months ended September 30, 1994. The decreased profitability of $2.7 million was primarily due to higher SG&A costs of $5.0 million and interest expense of $2.5 million offset by improved gross profit of $4.2 million as previously discussed.

     Provision For Income Taxes
     --------------------------
     As a result of the Company's net operating loss carryforward for income tax purposes as discussed elsewhere herein and in Note 3 of Notes to Condensed Consolidated Financial Statements, the Company's provisions for income taxes for the nine months ended September 30, 1995 and the nine months ended September 30, 1994 are for current state income taxes and federal alternative minimum taxes.

     Income From Discontinued Operations
     -----------------------------------
     Income from discontinued operations reflects the results of operations of the Financial Services Business sold in May 1994. Income from discontinued operations, net of expenses, was $584,000 in the first nine months of 1994.


Three months ended September 30, 1995 vs. Three months ended September 30,
-------------------------------------------------------------------------
1994.
----
     Revenues
     --------
     Total revenues for the three months ended September 30, 1995 and 1994 were $65.5 million and $60.1 million, respectively (an increase of $ 5.4 million). Sales increased $ 5.2 million.

     Net Sales
     ---------
     Consolidated net sales included in total revenues for the three months ended September 30, 1995 were $63.9 million, compared to $58.7 million for the third quarter of 1994, an increase of $ 5.2 million. This increase in sales resulted principally from: (i) increased sales in the Chemical Business of $1.5 million, primarily due to the higher price of ammonia being partially passed through to customers in the form of price increases and increased business volume of TES, (ii) increased sales in the Environmental Control Business of $1.8 million primarily due to increased fan coil sales resulting from improved market conditions for these products, (iii) increased sales in the Automotive Products Business of $.9 million due to the acquisition of New Alloy Company on June 1, 1995, a manufacturer and distributor of automotive U-joint products, and (iv) increased sales in the Industrial Products Business of $1.0 million, primarily due to increased sales of machine tools.

     Gross Profit
     ------------
     Gross profit was 20.3% for the three months ended September 30, 1995, compared to 20.8% for the three months ended September 30, 1994. The decline in the gross profit was due primarily to a change in product mix in the Environmental Control Business and customer mix in the Automotive Products Business, offset by sales price increases in 1995 to partially pass on to customers abnormally high ammonia cost increases sustained in late 1993, 1994 and early 1995 and the lowered cost of ammonia incurred in the latter part of 1995


     Selling, General and Administrative Expense
     -------------------------------------------
     Selling, general and administrative ("SG&A") expenses as a percent of net sales were 21.9% in the three months ended September 30, 1995 and 22.1% in the third quarter of 1994. This decrease in SG&A as a percent of sales was primarily due to increased sales volume in the Environmental Control, Automotive Products, and Industrial Products Businesses with a less than equivalent corresponding increase in SG&A costs, and decreased insurance costs in 1995 versus 1994.

     Interest Expense
     ----------------
     Interest expense for the Company was approximately $2.5 million during the three months ended September 30, 1995 compared to approximately $1.7 million during the three months ended September 30, 1994. The increase primarily resulted from higher average balances of borrowed funds.

     Income before Taxes
     -------------------
     The Company had a loss from continuing operations before income taxes of $1.9 million in the third quarter of 1995 compared to $1.0 million in the three months ended September 30, 1994. The decreased profitability of $.9 million was primarily due to higher gross profit of $.7 million offset by increases in SG&A of $1.0 million and higher interest expense of $.8 million.

     Provision For Income Taxes
     --------------------------
     As a result of the Company's net operating loss carryforward for income tax purposes as discussed elsewhere herein and in Note 3 of Notes to Condensed Consolidated Financial Statements, the Company's provisions for income taxes for the three months ended September 30, 1995 and the three months ended September 30, 1994 are for current state income taxes and federal alternative minimum taxes.



LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
     The Company is a diversified holding company and its liquidity is dependent, in large part, on the operations of its subsidiaries and credit agreements with lenders.

     Sources of Funds - In December 1994, the Company and certain of its subsidiaries finalized a new working capital line of credit. This line of credit consolidated substantially all of the Company's working capital lines of credit into one comprehensive funding source. This working capital line of credit is evidenced by six separate loan agreements ("Agreements") with a lender ("Lender") collateralized by receivables, inventory and proprietary rights of the Company and the subsidiaries that are parties to the Agreements. The agreements provide for revolving credit facilities ("Revolver") for total direct borrowings up to $65 million, including the issuance of letters of credit. The Revolver provides for advances at varying percentages of eligible inventory and trade receivables and bears interest at the Lender's prime lending rate plus one-half percent (.5%) Per discussion below (rate changed to the Lender's prime lending rate plus one percent effective November 16, 1995). The rate in effect at September 30, 1995 was 9.25%. The initial term of the Agreements is through December 31, 1997, and is renewable thereafter for successive thirteen month terms. The Lender or the Company may terminate the Agreements at the end of the initial term or at the end of any renewal term without penalty. At September 30, 1995, the available borrowings, based on eligible collateral, approximated $59.3 million. Borrowings under the Revolver outstanding at September 30, 1995, were $56.9 million. The Agreements require the Company to maintain certain financial ratios and contain other financial covenants, including tangible net worth requirements and capital expenditure limitations. Effective August 17, 1995, the Company renegotiated the tangible net worth covenant to reduce the requirement from $90 million to $82 million. Due to lower earnings than anticipated the Company did not meet the original covenant at June 30, 1995 and it was Managements opinion that the Company would not meet the covenant requirements during the next twelve months of the term of the Agreements. Effective November 16, 1995 the Company renegotiated further reductions in the tangible net worth covenants for the period December 31, 1995 through December 31, 1997 and simultaneous therewith agreed to an increase in the interest rate it pays the Lender by one-half percent (.5%). The tangible net worth covenants were reset to $78 million at December 31, 1995 escalating quarterly to $84 million at December 31, 1997. The covenants had previously been $82 million at December 31, 1995 escalating quarterly to $98 million at December 31, 1996 and thereafter. Management expects that the Company will be able to meet the renegotiated covenant requirements at future measurement dates. The annual interest on the outstanding debt under the Revolver at September 30, 1995 at the rate then in effect would be approximately $5.3 million.

     In addition to the Agreements discussed above, the Company has the following term loans in place:

(1) The Company's wholly-owned subsidiaries, El Dorado Chemical Company and Slurry Explosive Corporation ("Chemical"), which substantially comprise the Company's Chemical Business, are parties to a loan agreement ("Loan Agreement") with two institutional lenders ("Lenders"). This Loan Agreement, as amended, provides for a seven year term loan of $28.5 million ("Term Loan"). The balance of the Term Loan at September 30, 1995 was $14.4 million. Annual principal payments remaining on the Term Loan are $7.0 million in 1996 and a final payment of $7.4 million on March 31, 1997. Annual interest at the agreed to interest rates, if calculated on the $14.4 million outstanding balance at September 30, 1995 would be approximately $1.7 million. The Term Loan is secured by substantially all of the assets not otherwise pledged under the Revolver previously discussed and capital stock of Chemical. The Loan Agreement requires Chemical to maintain certain financial ratios and contains other financial covenants, including tangible net worth requirements and capital expenditures limitations. As of the date of this report, Chemical is in compliance with all financial covenant requirements. The Company anticipates that chemical will be able to meet covenant requirements at future measurement dates. Under the terms of the current Loan Agreement, Chemical cannot transfer funds to the Company in the form of cash dividends or other advances, except for (i) the amount of taxes that Chemical would be required to pay if it was not consolidated with the Company; and, (ii) an amount equal to fifty percent (50%) of Chemical's cumulative adjusted net income as long as Chemical's Total Capitalization Ratio, as defined, is .65:1 or below.

(2) The Company's wholly-owned subsidiary, DSN Corporation ("DSN") is a party to several loan agreements with a financing company (the "Financing Company") for two (2) projects which DSN will substantially complete during 1995. These loan agreements are for a construction loan (the "Construction Loan") which provides for $16.5 million to be used to construct, equip, reerect, and refurbish a nitric acid plant (the "DSN Plant") being placed into service by the Chemical Business at it's El Dorado, Arkansas facility, a loan for approximately $1.2 million to purchase additional railcars to support the DSN Plant (the Railcar
     Loan ), and a loan for approximately $1.1 million to finance the construction of a mixed acid plant (the Mixed Acid Plant ) in North Carolina (the "Mixed Acid Loan"). At September 30, 1995, DSN had outstanding borrowings of $14.6 million under the Construction Loan, $.6 million under the Mixed Acid Loan and no outstanding borrowings under the Railcar Loan. The Construction Loan will be repaid upon the completion of construction and acceptance of the DSN Plant as capable of production, with proceeds of a permanent loan ("DSN Permanent Loan"). Completion of construction, funding of the remaining $1.8 million and conversion to the DSN Permanent Loan are expected to occur during 1995. The DSN Permanent Loan will have a repayment schedule of eighty-four
     (84) equal consecutive monthly installments of principal and interest, payable in arrears. The interest rate per annum will fix for the entire loan term at the rate per annum for a five year United States Treasury Security ("Treasury Rate") as determined at the close of business on the third business day prior to the making of the DSN Permanent Loan plus a specified percentage. As of October 31, 1995, the interest rate would be 8.5%. The Railcar Loan and the Mixed Acid Loan will be repaid under the same terms as the Construction Loan. Upon completion of construction of the Mixed Acid Plant, the Mixed Acid Loan will have a repayment schedule of eighty-four (84) equal consecutive monthly installments of principal and interest, payable in arrears. The rate of interest on the Mixed Acid Loan will be determined in the same manner as the DSN Permanent Loan and the rate at October 31, 1995 would be 8.5%, also. Monthly aggregate principal installments of approximately $204,000 will be required once the above discussed construction loans convert to permanent loans.

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

     Foreign Subsidiary Financing - On March 7, 1995 the Company guaranteed a revolving credit working capital facility (the "Facility") between its wholly-owned Australian subsidiary Total Energy Systems, Ltd. ("TES") and Bank of New Zealand. The Facility allows for borrowings up to an aggregate of approximately $3.7 million based on specific percentages of qualified eligible assets ($3.0 million borrowed at September 30, 1995). Such debt is secured by substantially all the assets of TES, plus an unlimited guarantee and indemnity from the Company. The interest rate on this debt is the Bank of New Zealand Corporate Base Lending Rate plus 0.5% (approximately 11% at September 30,
1995). The Facility is subject to renewal at the discretion of Bank of New Zealand based upon annual review. The next annual review is due on March 31, 1996. TES is in technical non-compliance with a certain financial covenant contained in the loan agreement involving the Facility. However, the lender that the lender has not taken any action against TES or the Company as a result of such non-compliance and the lender has continued to allow TES to borrow under the Revolver. The outstanding borrowing under the facility at September 30, 1995 has been classified as due within one year in the accompanying condensed consolidated financial statements.

     Cash Flows - Net cash used by operating activities of continuing operations in the first nine months of 1995, after adjustment for net non-cash expenses of $6.8 million, was $4.6 million. This cash usage included the following changes in assets and liabilities: (i) increases in accounts receivable of $11.1 million, (ii) inventory increases of $3.6 million, (iii) decreases in supplies and prepaid items of $.1 million, and (iv) increases in accounts payable and accrued liabilities of $2.1 million. The increase in accounts receivable was due primarily to increased sales of approximately $9.9 million over the fourth quarter of 1994 in all businesses. The increase in inventories was due primarily to higher sales levels in all businesses and increases in the Automotive Products Business due to purchases of new products in excess of the realized sales demand for those products. These increases were offset by inventory reductions in the Environmental Control Business due to reductions of excess inventory and to deliveries under a large contract in 1995 of inventory that was manufactured in 1994. The increase in accounts payable and accrued liabilities is due to expansion of the product base and increased business volume and normal fluctuations in the timing of payments. Investing activities during the first nine months of 1995 included (i) capital expenditures of $15.1 million, relating primarily to the construction of a new nitric acid production facility in the Chemical Business, including $.9 million of capitalized interest associated with such construction (ii) principal payments received on certain loans receivable of $1.5 million, (iii) proceeds of $1.0 million from the sale of assets, primarily real estate, and
(iv) a net increase in other assets of $.7 million due primarily to a subsidiary's investment of $2.8 million in the joint venture previously discussed offset by sales of other assets primarily real estate held for sale. Cash flows provided by financing activities included net borrowings of $20.7 million, offset by dividends paid of $2.8 million and treasury stock purchases of $1.4 million.

     In summary, during the nine months ended September 30, 1995, cash requirements for required debt service payments, dividends on Company stocks, and purchases of treasury stock approximated $14.8 million. In addition, the Company spent approximately $14.2 million for capital improvements, of which $8.5 million was in connection with the DSN Plant being constructed by the Chemical Business. The expenditures noted above, plus the cash used by operations of $4.6 million, resulted in a borrowing requirement of approximately $12.9 million against the Company's revolving credit facilities in addition to other borrowings of $18.4 million discussed elsewhere in this report.

     Future cash requirements include working capital requirements for anticipated sales increases in all businesses, and funding for future capital expenditures, primarily in the Chemical Business. Funding for the higher accounts receivable resulting from anticipated sales increases will be provided by the revolving credit facilities previously discussed. Inventory requirements for the higher anticipated sales activity should be met by scheduled reductions in the inventories of the Automotive Products Business, which has increased its inventories beyond required levels. In the first nine months of 1995, the Chemical Business has incurred additional cost of $8.5 million to continue installation of the DSN Plant. The Company anticipates incurring $1.9 million to complete this project, which was producing at 80% of design capacity on October 31, 1995. As previously noted, the Company expects the final funding of$3.1 million related to the DSN Plant and related railcars to occur during the fourth quarter 1995. During the first nine months of 1995, the Chemical Business spent $1.6 million in connection with the Mixed Acid Plant. An additional $.1 million is expected to be incurred on the Mixed Acid Plant in 1995.

     Management believes that cash flows from operations, the Company's revolving credit facilities, and other sources will be adequate to meet its presently anticipated capital expenditure, working capital, debt service, and dividend requirements. The Company currently has no material commitment for capital expenditures, other than those related to the Chemical Business' completion of an additional concentrated nitric acid plant, a mixed acid plant and the purchase of additional railcars as discussed above.

     During the first nine months of 1995, the Company paid the following aggregate dividends: (1) $12.00 per share on each of the outstanding shares of its Series B 12% Cumulative Convertible Preferred Stock, which is the annual dividend on this series of preferred stock for 1995; (2) $2.44 per share on each outstanding share of its $3.25 Convertible Exchangeable Class C Preferred Stock, Series 2; (3) $10.00 per share on each outstanding share of its Convertible Noncumulative Preferred Stock, which is the annual dividend on this series of preferred stock for 1995; and (4) $.06 per share on its outstanding shares of Common Stock, $.03 of which was declared in December 1994 but paid in January 1995. The Company expects to continue the payment of annual cash dividends on its common stock equal to $.06 per share in the future in accordance with the policy adopted by the Board of Directors and the cash dividends on the Company's outstanding series of preferred stock pursuant to the terms of such preferred stocks.

     Foreign Sales Contract - In connection with an agreement to supply a foreign customer with equipment, technology and technical assistance ("Agreement") and a contract with a group of foreign lenders in connection with the Agreement, a subsidiary of the Company committed to purchase approximately $6 million of bearing products from the foreign customer each year for five years starting in 1995, at predetermined prices, not in excess of market prices, subject to the customer's ability to deliver product to the Company's subsidiary meeting defined quality standards. The Company intends to finance the purchase of these bearing products from the foreign customer through working capital and by reducing its purchase of bearing products from other sources from whom the Company is presently purchasing such products. During the first nine months of 1995 the Company purchased $2.1 million of bearing products from the foreign customer. See Note 5 to Notes to Condensed Consolidated Financial Statements.

     Potential Business Acquisitions - During 1994 the Company, through a subsidiary, loaned $2.1 million to a French manufacturer of HVAC equipment whose product line is compatible with that of the Company's Environmental Control Business in the U.S.A. Under the loan agreement, the Company has the option to exchange its rights under the loan for 80% of the borrower's outstanding common stock. The Company obtained a security interest in the stock of the French manufacturer to secure its $2.1 million loan. At this time the decision has not been made to exercise such option and the $2.1 million loan net of a $650,000 impairment reserve is carried on the books as a note receivable in other assets.

     During the second quarter of 1995, the Company executed a stock option agreement to acquire eighty percent (80%) of the stock of a specialty sales organization to enhance the marketing of the Company's air conditioning products. The stock option has a four (4) year term, and a total option granting price of $1.0 million payable in installments including an option fee of $500,000 paid upon signing of the option and annual $100,000 payments for yearly extensions of the stock option thereafter for up to three (3) years. Upon exercise of the stock option by the Company, or upon the occurrence of certain performance criteria which would give the grantors of the stock option the right to accelerate the date on which the Company must elect whether to exercise, the Company shall pay certain cash and issue promissory notes for the balance of the exercise price of the subject shares. The total exercise price of the subject shares is $4.0 million, less the amounts paid for the granting and any extensions of the stock option. The Company expects that it will eventually exercise the stock option, however, there are no assurances that such stock option will ultimately be exercised. The Company believes it will be able to finance the cash requirements associated with the stock option agreement from existing cash reserves and cash flow from Company operations in the event the Company elects to exercise its option under the stock option agreement.

     A subsidiary of the Company invested approximately $2.8 million to purchase a fifty percent (50%) equity interest in an energy conservation joint venture (the "Project"). The Project has been awarded a contract to retrofit residential housing units at a US Army base. The contract calls for installation of energy-efficient equipment (including air conditioning and heating equipment), which will reduce utility consumption. For the installation and management, the Project will receive an average of seventy-seven percent (77%) of all energy and maintenance savings during the twenty
(20) year contract term. The Project estimates that the cost to retrofit the residential housing units at the US Army base will be approximately $18.8 million. The Project has received a loan from a lender to finance up to approximately $14 million of the cost of the Project. The Company is not guaranteeing any of the lending obligations of the Project. The Company has guaranteed the bonding company's exposure under the payment and performance bonds on the Project, which is approximately $17.9 million.

     Availability of Company's Loss Carryovers - The Company anticipates that its cash flow in future years will benefit to some extent from its ability to use net operating loss ("NOL") carryovers from prior periods to reduce the federal income tax payments which it would otherwise be required to make with respect to income generated in such future years. As of September 30, 1995, the Company had available NOL carryovers of approximately $40 million, based on its federal income tax returns as filed with the Internal Revenue Service for taxable years through 1994. These NOL carryovers will expire beginning in the year 1999.

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



ERNST & YOUNG LLP                                   2600 Liberty Tower
                                                    100 North Broadway
                                                    Oklahoma City, OK 73102
                                                    Phone: 405 278 6800
                                                    Fax: 405 278 6823



                  Independent Accountants' Review Report


Board of Directors
LSB Industries, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of LSB Industries, Inc. and subsidiaries as of September 30, 1995, and the related condensed consolidated statements of operations for the nine-month and three-month periods ended September 30, 1995 and 1994 and the condensed consolidated statements of cash flow for the nine-month periods ended September 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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



November 17, 1995                            /s/ ERNST & YOUNG LLP


                                  PART II
                             OTHER INFORMATION


Item 1.   Legal Proceedings
------    -----------------
     There are no additional material legal proceedings pending against the Company and/or its subsidiaries not previously reported by the Company in Item 3 of its Form 10-K for the fiscal period ended December 31, 1994, which Item 3 is incorporated by reference herein.

          Settled Litigation
          ------------------

Item 2.   Changes in Securities
------    ---------------------
     Not applicable.

Item 3.   Defaults upon Senior Securities
------    -------------------------------
     Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders
------    ---------------------------------------------------
     Not applicable.

Item 5.   Other Information
------    -----------------
     Not applicable.

Item 6.   Exhibits and Reports on Form 8-K
------    --------------------------------
     (A) Exhibits. The Company has included the following exhibits in this report:

          11.1 Statement Re: Computation of Per Share Earnings.

          15.1 Letter Re: Unaudited Interim Financial Information.

          27.1 Financial Data Schedule

     (B) Reports of Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended September 30, 1995.



                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly-authorized, to sign this report on its behalf on this 20th day of November 1995.


                      LSB INDUSTRIES, INC.



                            By: /s/ Tony M. Shelby
                                ----------------------------------
                                Tony M. Shelby,
                                Senior Vice President of Finance
                                (Principal Financial Officer)

                            By: /s/ Jim D. Jones
                                ----------------------------------
                                Jim D. Jones
                                Vice President, Controller and
                                Treasurer
                                (Principal Accounting Officer)




































SEC\10Q-s95.xmt