Form 10-K
period 1995-12-31
LSB INDUSTRIES INC
filed 1996-04-11
CIK 60714

FORM 10-K
                               UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

(Mark One)

 /X/      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

          For the fiscal year ended:  December 31, 1995

                                    or

 / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

          For the transition period from __________ to __________

                      Commission File Number:  1-7677

                        LSB INDUSTRIES, INC.
          (Exact Name of Registrant as Specified in its Charter)

        Delaware                                 73-1015226
 ------------------------                     -------------------
 (State of Incorporation)                      (I.R.S. Employer
                                              Identification No.)
    16 South Pennsylvania Avenue
       Oklahoma City, Oklahoma                           73107
- ----------------------------------------              ----------
(Address of Principal Executive Offices)              (Zip Code)

Registrant's Telephone Number, Including Area Code:

                              (405) 235-4546
                              --------------
Securities Registered Pursuant to Section 12(b) of the Act:

                                           Name of Each Exchange
       Title of Each Class                  On Which Registered
- ------------------------------            -----------------------
Common Stock, Par Value $.10              New York Stock Exchange
$3.25 Convertible Exchangeable
  Class C Preferred Stock, Series 2       New York Stock Exchange
Preferred Share Purchase Rights           New York Stock Exchange

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __________.

     As of February 29, 1996, the aggregate market value of the 8,769,203 shares of voting stock of the Registrant held by non-affiliates of the Company equaled approximately $33,980,662 based on the closing sales price for the Company's common stock as reported for that date. That amount does not include (1) the 1,566 shares of Convertible Non-Cumulative Preferred Stock (the "Non-Cumulative Preferred Stock") held by non-affiliates of the Company,
(2) the 20,000 shares of Series B 12% Convertible, Cumulative Preferred Stock (the "Series B Preferred Stock"), and (3) the 915,000 shares of $3.25 Convertible Exchangeable Class C Preferred Stock, Series 2, excluding 5,000 shares held in treasury (the "Series 2 Preferred Stock"). An active trading market does not exist for the shares of Non-Cumulative Preferred Stock or the Series B Preferred Stock. The shares of Series 2 Preferred Stock do not have voting rights except under limited circumstances.

     As of February 29, 1996, the Registrant had 12,911,447 shares of common stock outstanding (excluding 1,845,969 shares of common stock held as treasury stock).

                     FORM 10-K OF LSB INDUSTRIES, INC.

                             TABLE OF CONTENTS

                                  PART I
                                                            Page

Item  1.  Business

               General                                                   1
               Business Strategy                                         1
               Segment Information and Foreign
                 and Domestic Operations and Export Sales                1
               Chemical Business                                         1
               Environmental Control Business                            4
               Automotive Products Business                              7
               Industrial Products Business                              8
               Employees                                                 9
               Research and Development                                  9
               Environmental Compliance                                  9

Item 2.   Properties

               Chemical Business                                        11
               Environmental Control Business                           12
               Automotive Products Business                             13
               Industrial Products Business                             13

Item 3.   Legal Proceedings                                             13

Item 4.   Submission of Matters to a Vote of
            Security Holders                                            14

Item 4A.  Executive Officers of the Company                             14


                                  PART II


Item 5.   Market for Company's Common Equity
             and Related Stockholder Matters

               Market Information                                       15
               Stockholders                                             15
               Dividends                                                15

Item 6.   Selected Financial Data                                       18

Item 7.   Management's Discussion and Analysis
            of Financial Condition and Results of Operations

               Overview                                                 20
               Results of Operations                                    23
               Liquidity and Capital Resources                          26

Item 8.   Financial Statements and Supplementary Data                   31

Item 9.   Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure                      31

                                 PART III

          Incorporated by reference from the Company's proxy statement.


                                  PART IV


Item 14.  Exhibits, Financial Statement Schedules
            and Reports on Form 8-K                                     31

                                  PART I
Item 1.   BUSINESS

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

Business Strategy
- -----------------
     The Company is pursuing a strategy of focusing on its more profitable businesses and concentrating on businesses and product lines in niche markets where the Company can establish a position as a market leader. In addition, the Company is seeking to further build value for its stockholders through realization of the value of selected assets reflected on its balance sheet.
In this connection, the Company is considering alternatives with respect to the Automotive Business, including its possible disposition. Any disposition of the Automotive Business is, however, subject, among other things, to the Company obtaining an acceptable price. In addition, the Company intends to reduce the Industrial Products Business by liquidating its inventory in the ordinary course of business to a size where the Company's investment in this business is not significant, and thereafter, limiting this business to the purchase and sale of a limited number of lines of machine tools which the Company believes are profitable. For 1995, approximately 82% of the Company's consolidated sales were attributable to its businesses other than the Automotive Products Business and the Industrial Products Business. The Automotive Products and the Industrial Products Businesses incurred a combined operating loss of approximately $4.9 million compared to the Company's consolidated operating profit of approximately $13.1 million after deducting the $4.9 million operating loss.

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

      The Chemical Business' principal manufacturing facility is located in El Dorado, Arkansas ("El Dorado Facility") and it's other manufacturing facilities are located in Hallowell, Kansas, and in Australia. The Chemical Business has placed into operation a blending facility in Wilmington, North Carolina to allow the Company to produce a mixed acid product for sale. This facility became operational during the fourth quarter of 1995.

     For 1995, approximately 27% of the sales of the Chemical Business consisted of sales of fertilizer and related chemical products for agricultural purposes, which represented approximately 14% of the Company's 1995 consolidated sales, and 57% consisted of sales of ammonium nitrate and other chemical-based blasting products for the mining industry, which represented approximately 30% of the Company's 1995 consolidated sales. The Chemical Business accounted for approximately 51% and 54% of the Company's 1995 and 1994 consolidated sales, respectively.

     Seasonality:
     -----------
     The Company believes that the only seasonal products of the Chemical Business are fertilizer and related chemical products sold to the agricultural industry. The selling seasons for those products generally occur during the spring and fall planting seasons, i.e., from February through May and from September through November, which causes the Company to increase its inventory prior to the beginning of each season. In addition, sales to the agricultural markets depend upon weather conditions and other circumstances beyond the control of the Company.

     Raw Materials:
     -------------
     Ammonia represents an essential component in the production of most of the products of the Chemical Business, and the selling price of those products generally fluctuates with the price of ammonia. The Company has a contract with a supplier of ammonia pursuant to which the supplier has agreed to supply the ammonia requirements of the Chemical Business on terms the Company considers favorable.

     Substantial world-wide per ton price increases for ammonia were incurred during 1994 and 1995 by most, if not all, users of ammonia that are not also manufacturers of ammonia. During 1994 and 1995, the Company's Chemical Business was not able to recover all of these cost increases by way of price increases on its products due to market conditions. As a result, such inability to increase prices for the Chemical Business' products had a negative impact on the Company's 1994 and 1995 earnings. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of such negative impact. Beginning in the latter part of 1994 and throughout 1995, the Company's Chemical Business has been able to increase its sales prices to cover a substantial portion of the price increases relating to the cost of ammonia that were incurred. However, the Company is not able to predict, at this time, what the effect of continuing ammonia price increases during 1996, if any, will have on the Company and the Company's earnings.

     The Company believes that it could obtain ammonia from other sources in the event of a termination of the above referenced contract, but such may not be obtainable on as favorable terms as presently available to the Chemical Business under its present agreement.

     Marketing and Distribution:
     --------------------------
     The Chemical Business sells and markets its products to wholesalers and directly through its own sales force using 34 distribution centers. See "Properties". The Chemical Business sells low density prilled ammonium nitrate-based explosives primarily to the surface coal mining industry through eight (8) Company-owned distribution centers, most of which are located in close proximity to the customers' surface mines in the coal producing states of Kentucky, Indiana, and Missouri, and through four (4) company-owned distribution centers in Australia and one (1) location in New Zealand located in the proximity of the mines. In addition, sales of explosives are made on a wholesale basis to independent wholesalers and other explosives companies.

     The Chemical Business sells high density prilled ammonium nitrate for use in agricultural markets in geographical areas within a freight-logical distance from its El Dorado, Arkansas, manufacturing plant, primarily Texas, Oklahoma, Arkansas and Louisiana. The products are sold through 21 distribution centers, with 15 centers located in Northern and Eastern Texas, one center located in Oklahoma, two centers located in Missouri and three centers located in Tennessee. The Chemical Business also sells its agricultural products directly to wholesale customers.

     The Chemical Business sells its industrial acids, consisting primarily of high grade concentrated nitric acid and sulfuric acid, primarily to the food, paper, chemical and electronics industries. Concentrated nitric acid is a special grade of nitric acid used in the manufacture of pharmaceutical, explosives, and other chemical products.

     Customers:
     ---------
     The Chemical Business does not depend on any single customer or a few customers. However, the Company does have a multi-year contract expiring in December, 1998, to supply a customer with nitric acid from ammonia provided by such customer. The loss of that contract could have a material adverse effect on the Chemical Business.

     Patents:
     -------
     The Company believes that the Chemical Business does not depend upon any patent or license; however, the Chemical Business does own certain patents that it considers important in connection with the manufacture of certain blasting agents and high explosives. These patents expire through 1997.

     Regulatory Matters:
     ------------------
     Each of the Chemical Business' domestic blasting product distribution centers are licensed by the Bureau of Alcohol, Tobacco and Firearms in order to manufacture and distribute blasting products and is subject to comparable requirements in its Australian operations. The Chemical Business also must comply with substantial governmental regulations dealing with environmental matters. See "Business - Environmental Compliance" for a discussion as to an environmental issue regarding the Company's El Dorado, Arkansas, manufacturing facility.

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

     Recent Development:
     ------------------
     The Chemical Business has entered into detailed negotiations with Bayer Corporation ("Bayer") for the Chemical Business to build, own and operate a nitric acid plant located on property owned by Bayer to supply nitric acid on a long-term basis to a complex that Bayer is to construct in Baytown, Texas. The transaction with Bayer is subject to finalization of a definitive agreement. If the definitive agreement is finalized, the Company expects that the plant can be constructed and become operational within 24-30 months from the completion of such definitive agreement. See "Management's Discussion and Analysis of Financial Condition and Result of Operations".

Environmental Control Business
- ------------------------------
     General:
     -------
     The Company's Environmental Control Business manufactures and sells a broad range of fan coil, air handling, air conditioning, heating, water source heat pump, geothermal water source heat pump and dehumidification products targeted to both commercial and residential new building construction and renovation, as well as industrial applications. The fan coil products consist of in-room terminal air distribution equipment utilizing air forced over a fin tube heat exchanger which, when connected to centralized equipment manufactured by other companies, creates a centralized air conditioning and heating system that permits individual room temperature control. The heat pump products manufactured by the Environmental Control Business consist of heat-recovery, water-to-air heat pumps that include a self-contained refrigeration circuit and blower, which allow the unit to heat or cool the space it serves when supplied with recirculating water at mild temperatures. The Environmental Control Business accounted for approximately 31% and 29% of the Company's 1995 and 1994 consolidated sales, respectively.

     Production and Backlog:
     ----------------------
     Most of the Environmental Control Business' production of the above-described products occurs on a specific order basis. The Company manufactures the units in many sizes, as required by the purchaser, to fit the space and capacity requirements of hotels, motels, schools, hospitals, apartment buildings, office buildings and other commercial or residential structures.
As of December 31, 1995, the backlog of confirmed orders for the Environmental Control Business was approximately $12.1 million, as compared to approximately $24.2 million as of December 31, 1994. This decrease in backlog of confirmed orders took place because (a) at December 31, 1994, the back log contained one unusually large order for approximately $5.0 million which was shipped during the first half of 1995, and (b) because of efficiencies realized in the manufacturing processes of the Environmental Control Business resulting in lead times being reduced from ten (10) weeks in 1994 to seven (7) weeks in 1995. A customer generally has the right to cancel an order prior to the order being released to production. Past experience indicates that customers generally do not cancel orders after the Company receives them. As of December 31, 1995, the Company had released approximately $9.8 million of backlog orders in the Environmental Control Business to production, all of which are expected to be filled by December 31, 1996.

     Distribution:
     ------------
     The Environmental Control Business sells its products to mechanical contractors, original equipment manufacturers and distributors. The Company's sales to mechanical contractors primarily occur through independent manufacturer's representatives, who also represent complimentary product lines not manufactured by the Company. The Environmental Control Business' sales to residential mechanical contractors are through distributors or sold directly by the Environmental Control Business to the contractors. Original equipment manufacturers generally consist of other air conditioning and heating equipment manufacturers who resell under their own brand name the products purchased from the Environmental Control Business as a separate item in competition with the Company or as part of a package with other air conditioning-heating equipment products to form a total air conditioning system which they then sell to mechanical contractors or end-users for commercial application. Sales to original equipment manufacturers accounted for approximately 31% of the sales of the Environmental Control Business in 1995 and approximately 10% of the Company's 1995 consolidated sales.

     Market:
     ------
     The Environmental Control Business depends primarily on the commercial construction industry, including new construction and the remodeling and renovation of older buildings. In recent years this Business has introduced products designed for residential markets.

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

     Joint Ventures and Options to Purchase:
     --------------------------------------
          In January, 1994, an entity (the "Entity"), through a limited partnership formed by the Entity, obtained a $17.9 million contract ("Contract") to replace air conditioning equipment and other energy savings devices in residential housing located at a federal governmental facility (the "Project"). The Environmental Control Business received a purchase order from the partnership to provide the air conditioning equipment for the Project under the energy savings contract. The amount of such purchase order was approximately $5 million. Substantially all of the products ordered pursuant to the purchase order were delivered by the Environmental Control Business to the partnership in 1995. After the partnership received the contract from the government and after the partnership issued the purchase order to the Environmental Control Business, the partnership borrowed approximately $14 million from an unaffiliated lender and a subsidiary of the Company invested approximately $2.8 million as equity in the limited partnership that obtained the contract for the Project. As a result, the Company's subsidiary is a limited partner in the limited partnership owning 50% of the limited partnership. The partnership's revenue under this Contract is based on an average of 77% of all energy and maintenance savings during the twenty (20) year term of the Contract. The Company did not guarantee the repayment to the lender, however, the Company's subsidiary pledged its investment in the joint venture, on a non-recourse basis, to the lender to secure the loan. The Company also agreed to indemnify the bonding company that provided the $17.9 million performance bond which the partnership had to provide under the terms of the Contract.

     The Company has obtained a stock option to acquire 80% of the issued and outstanding stock of the Entity (the "Option"). For the Option, the Company has paid $900,000 as of the date of this report and has agreed to pay an additional $100,000 on or before May 31, 1996. The term of the Option is originally for a period of one year, but the Company may extend such for three
(3) additional years until 1999 upon payment of $100,000 for each year the Company desires to extend such option. If the Company decides to exercise the option, the Company has agreed to pay an exercise price of $4 million, less the amount already paid toward the Option ("Option Price") and less any other amounts paid by the Company for the Option ("Prepayments"), with a portion of the unpaid exercise price being payable in cash and the balance over a certain period of time. The grantors of the Option have entered into an employment agreement with the Entity. Under the terms of the employment agreements, each of the three guarantors will receive, among other things, 12 1/2% of the net profits of the Entity for a period of three to five years following the date of exercise. If the Company decides not to exercise the Option, the grantors of the Option have agreed to repay to the Company the amounts paid by the Company in connection with the Option (less $100,000), which obligation is secured by the stock of the Entity and other affiliates of the Entity. If the Company decides not to exercise the Option, there is no assurance that the grantors of the Option will have funds necessary to repay to the Company the amount paid for the Option. The grantors of the option may, under certain conditions, require the Company to accelerate its decision as to when it exercises the option. See "Management's Discussion and Analysis of Financial Condition and Results of Operations". For 1995 the unaudited revenues of the Entity were approximately $2.7 million with a net loss of approximately $.5 million.

     During 1994, a subsidiary of the Company obtained an option to acquire all of the stock of a French manufacturer of air conditioning and heating equipment. The Company's subsidiary was granted the option as a result of the subsidiary loaning to the parent company of the French manufacturer approximately U.S. $2.1 million. Subsequent to the loan of U.S. $2.1 million, the Company's subsidiary has loaned to the parent of the French manufacturer an additional U.S $.8 million. The amount loaned is secured by the stock and assets of the French manufacturer. The Company's subsidiary may exercise its option to acquire the French manufacturer by converting approximately $150,000 of the amount loaned into equity. The option is currently exercisable and will expire June 15, 1999. As of the date of this report, the Company has not decided whether it will exercise the option.

     For 1995 and 1994, the French manufacturer had revenues of U.S. $15.9 million and U.S. $10.9 million, respectively, with adjusted net losses of U.S. $.9 million and U.S. $1.4 million in 1995 and 1994, respectively. As a result of these losses by the French manufacturer in 1994 and 1995, the Company has taken certain write-offs against the amount of the loans aggregating approximately $1.5 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Automotive Products Business
- ----------------------------
     General:
     -------
     The Automotive Products Business is primarily engaged in the manufacture and sale of a line of anti-friction bearings, which includes straight-thrust and radial-thrust ball bearings, angular contact ball bearings, and certain other automotive replacement parts. These products are used in automobiles, trucks, trailers, tractors, farm and industrial machinery, and other equipment. The Automotive Products Business accounted for approximately 12% and 13% of the Company's 1995 and 1994 sales, respectively. In 1995, the Automotive Products Business manufactured approximately 37% of the products it sold and approximately 47% in 1994, and purchased the balance of its products from other sources, including foreign sources.

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

     In connection with a contract entered into in 1992 with a foreign customer ("Buyer") to supply the Buyer with equipment, technology and technical services to manufacture certain types of automotive bearing products, a subsidiary of the Company agreed to buy from the Buyer approximately $6 million of bearing products over each of the next five (5) years, at predetermined prices, not in excess of market prices, subject to the Buyer's ability to deliver products meeting quality standards. In January, 1996, the Company's subsidiary and the Buyer entered into letter agreements that provided that the Company's subsidiary would not be required by past or present agreements to purchase quantities of bearings each year in excess of bearings that it can sell in the ordinary course of business.

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

     Foreign Risk:
     ------------
     By purchasing a significant portion of the bearings and other automotive replacement parts that it sells from foreign manufacturers, the Automotive Products Business must bear certain import duties and international economic risks, such as currency fluctuations and exchange controls, and other risks from political upheavals and changes in United States or other countries' trade policies. Most of the current contracts for the purchase of foreign-made bearings and other automotive replacement parts provide for payment in United States dollars. Circumstances beyond the control of the Company could eliminate or seriously curtail the supply of bearings or other automotive replacement parts from any one or all of the foreign countries involved.

     Competition:
     -----------
     The Automotive Products Business engages in a highly competitive business. Competitors include other domestic and foreign bearing manufacturers, which sell in the original equipment and replacement markets. Many of those manufacturers have greater financial resources than the Company.

Industrial Products Business
- ----------------------------
     General:
     -------
     The Industrial Products Business manufactures, purchases and markets a proprietary line of machine tools. The current line of machine tools distributed by the Industrial Products Business includes milling, drilling, turning, fabricating and grinding machines. The Industrial Products Business purchases most of the machine tools marketed by it from foreign companies, which manufacture the machine tools to the Company's specifications. This Business manufactures CNC bed mills and electrical control panels for machine tools. The Industrial Products Business accounted for approximately 5% of the Company's consolidated sales in 1995.

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

Employees
- ---------
     As of December 31, 1995, the Company employed 1,420 persons. As of that date, (a) the Chemical Business employed 442 persons, with 118 represented by unions under agreements expiring in August, 1998,(b) the Environmental Control Business employed 575 persons, none of whom are represented by a union, and
(c) the Automotive Products Business employed 243 persons, with 16 represented by unions under an agreement that expired in August, 1990.

Research and Development
- ------------------------
     The Company incurred approximately $ 501,000 in 1995, $606,000 in 1994, and $788,000 in 1993 on research and development relating to the development of new products or the improvement of existing products. All expenditures for research and development related to the development of new products and improvements are sponsored by the Company.

Environmental Compliance
- ------------------------
     The Chemical Business and its operations are subject to extensive federal, state and local environmental laws, rules, regulations and ordinances relating to pollution, the protection of the environment or the release or disposal of materials ("Environmental Laws") and is also subject to other federal, state and local laws regarding health and safety matters ("Health Laws"). The operation of any chemical manufacturing plant and the distribution of chemical products entail risks under the Environmental Laws and Health Laws, many of which provide for substantial fines and criminal sanctions for violations, and there can be no assurance that material costs or liabilities will not be incurred. In addition, the Environmental Laws and Health Laws, and enforcement policies thereunder relating to the Chemical Business could bring into question the handling, manufacture, use, emission or disposal of substances of pollutants at the facilities of the Chemical Business or the manufacture, use, or disposal or certain of its chemical products. Potentially significant expenditures could be required in order to comply with the Environmental Laws and Health Laws. The Company may be required to make additional significant site or operational modifications, potentially involving substantial expenditures and reduction or suspension of certain operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources". A subsidiary of the Company in the Automotive Products Business has been notified that it is a potentially responsible party as a result of having been a generator of waste disposed of at a site in Oklahoma City, Oklahoma. See "Legal Proceedings".

     In 1993, the Chemical Business was advised that its El Dorado, Arkansas facility (the "Site") had been placed in the Environmental Protection Agency's ("EPA") data-based tracking system (the "System"). The Company has been orally advised that the EPA has cancelled the scheduled inspection for the Site and the Site will be removed from the System; however, until the EPA formally advises the Company in writing that the Site has been removed from the System, there are no assurances that such will occur. The System maintains an inventory of sites in the United States where it is known or suspected that a release of hazardous waste has occurred. Notwithstanding inclusion in the System, the EPA's regulations recognize that such does not represent a determination of liability or a finding that any response action will be necessary. Over 12,000 sites in the United States are presently listed in the System. Being placed in the System will generally be the first step in the EPA's determination as to whether a site will be placed on the National Priorities List. After the EPA completes its site inspection and evaluates other information, the EPA will then assess the Site using the Hazard Ranking System to ascertain whether the Site poses a sufficient risk to human health or the environment to be proposed for the National Priorities

List. If a site is placed in the System, the EPA regulations require that the government or its agent perform a preliminary assessment of the site. If the preliminary assessment determines that there has been a release, or that there is suspected to have occurred a release at the site of certain types of contamination, the EPA will perform a site investigation. Pursuant to such regulations, the Arkansas Department of Pollution Control & Ecology ("ADPC&E), on behalf of the EPA, performed such preliminary assessment. The preliminary assessment report prepared by the ADPC&E stated, in part, that a release of certain types of contaminants is suspected to have occurred at the Site. The Company has been advised that there have occurred certain releases of contaminants at the Site. In addition, subsequent to the preliminary assessment by the State of Arkansas, the ADPC&E conducted additional inspections at the Site, which revealed certain instances of noncompliance with applicable hazardous waste management activities at the Site. In 1995, the Company and the ADPC&E entered into a consent agreement to address (i) closure of a solid waste landfill ("Landfill") at the Site, which had been used for disposal of certain wastes (including sulphur waste), and (ii) certain groundwater contamination and other issues at the Site. This agreement required the Chemical Business to undertake certain activities at the Site, including closure of the Landfill, certain groundwater monitoring and other action to reduce contaminants in the groundwater at the Site. The closure of the Landfill has been completed. The Chemical Business has submitted a Groundwater Monitoring Work Plan ("Plan") to the ADPC&E which the ADPC&E has approved, and the Chemical Business is proceeding under the Plan. Monitoring data obtained by the Chemical Business has indicated certain contaminants in the groundwater at the Site. The Chemical Business has installed additional monitoring wells at the Site to further test the groundwater. While the Company is, as of the date of this report, unable to determine the ultimate cost of compliance with the agreement and monitoring, testing and remediating any contaminants in the groundwater at the Site, in 1994 the Company included a provision for such environmental cost of $450,000 in its results of operations. As of the date of this report, the Chemical Business has incurred approximately $400,000 in closing the Landfill and monitoring, testing and remediating the groundwater at the Site and performing its obligations under the agreement with the ADPC&E. See Note 12 to Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations". As part of the agreement with the ADPC&E, the Chemical Business paid a $25,000 penalty, and it was agreed that an additional penalty of $125,000 will be forgiven through expenditures in excess of $125,000 that reduce the sulfates in the manufacturing processes at the Site through an upgrade to a certain system. The upgrade has been installed at a cost in excess of $125,000, but there are no assurances that the upgrade will achieve the sulfate reduction required to forgive the additional penalty.

     In December, 1995, the Chemical Business and the ADPC&E entered into a consent agreement to resolve certain issues raised by the ADPC&E relating to start up of certain equipment at the Site and air emissions at the Site.
Under this consent agreement, the Chemical Business agreed, among other things, to take certain actions to: (i) implement a corrective measures plan submitted to the ADPC&E in October, 1995; (ii) submit an application to the ADPC&E to modify its air permit within a certain period which includes all unpermitted sources of emissions, which application is subject to approval by the ADPC&E; (iii) address the air emissions from its older concentrated nitric acid concentrator at the Site; and, (iv) pending decision by the ADPC&E as to the permit modification, the Chemical Business may continue to operate its older concentrated nitric acid concentrator at the Site until July 1, 1996; provided that the Chemical Business shall maintain a running total of certain emissions from its concentrated nitric acid concentrators and shall discontinue use of such older concentrated nitric acid concentrator before the combined total of emissions reaches a certain level. In addition, under the terms of the agreement, the Chemical Business agreed to pay a $50,000 penalty, except that the Chemical Business has received permission from the ADPC&E to erect an air emission monitoring station in lieu of paying the $50,000. In February, 1996, the Chemical Business voluntarily temporarily removed from operation at the Site one-half of the older concentrated nitric acid concentrator, which nitric acid concentrator is scheduled to be removed from operation on July 1, 1996, and has voluntarily taken certain other actions to reduce air emissions at the Site. The Chemical Business has instituted an opacity reduction program, and is investigating, as of the date of this report, additional opacity reduction activities and the feasibility of installing additional pollution control equipment to further reduce opacity at the Site. The Company believes that the cost will not exceed $3 million in acquiring and installing the additional pollution control equipment to reduce air emissions at the Site. Failure to satisfactorily resolve the alleged emission issues with the ADPC&E could have a material adverse effect on the Company, including, but not limited to, the ADPC&E ordering the Chemical Business to curtail certain production activities at the Site under certain conditions.

     The Company has been advised that certain persons in the vicinity of the Site have retained counsel to bring a toxic tort action against the Chemical Business claiming that certain of their alleged health issues were caused by air emissions from the Site. To the knowledge of the Company, as of the date of this report, no lawsuit or legal proceedings have been filed or instituted in connection with this matter, and the Company is unaware of the exact nature of these claims or the amount of damages that the claimants are alleging as a result of such alleged injuries. The Company and the Chemical Business maintain an Environmental Impairment insurance policy ("EIL Insurance") that provides coverage to the Company and the Chemical Business for certain discharges, dispersal, releases, or escapes of certain contaminants and pollutants into or upon land, the atmosphere or any water course or body of water from the Site which has caused bodily injury, property damage or contamination to others or to other property not on the Site. The EIL Insurance provides limits of liability for each loss up to $10 million and a similar $10 million limit for all losses due to bodily injury or property damage, except $5 million limits for each remediation expense and $5 million for all remediation expenses, with the maximum limit of liability for all claims under the EIL Insurance not to exceed $10 million for each loss or remediation expense and $10 million for all losses and remediation expenses. The EIL Insurance also provides a retention of the first $500,000 per loss or remediation expense that is to be paid by the Company. The Company has given notice to its insurance carrier of the above claims. Although there are no assurances, the Company believes that the EIL Insurance will provide coverage for these claims up to the limits of the policy in excess of the $500,000 retention. As of the date of this report, the Company is unaware whether such claims will exceed the limits of the coverage of the EIL Insurance. Although there can be no assurances, the Company does not believe the outcome of this matter will have a material adverse effect on the Company's financial position or results of operation. The statement contained in the penultimate sentence of this paragraph is a forward looking statement that involves a number of risks and uncertainties that could cause actual results to differ materially, such as, among other factors, the following: the EIL Insurance does not provide coverage to the Company and the Chemical Business for any material claims made by the claimants, the claimants alleged damages not covered by the EIL Policy which a court may find the Company and/or the Chemical Business liable for, such as punitive damages, or a court finds the Company and/or the Chemical Business liable for damages to such claimants for a material amount in excess of the limits of coverage of the EIL Insurance.

Item 2.  PROPERTIES
- -------------------
Chemical Business
- -----------------
     The Chemical Business primarily conducts manufacturing operations (i) on 150 acres of a 1400 acre tract of land located in El Dorado, Arkansas (the "Site") and (ii) on 10 acres of land in a facility of approximately 60,000 square feet located in Hallowell, Kansas ("Kansas facility"). In addition, the Chemical Business has two manufacturing facilities in Australia that produce blasting related products.

     As of December 31, 1995, the manufacturing facility at the Site was being utilized to the extent of approximately 90%, based on the continuous operation of those facilities. As of December 31, 1995, manufacturing operations at the Kansas facility were being utilized to the extent of approximately 80% based on two 8 hour shifts per day and a 5 day week.

     In addition, the Chemical Business distributes its products through 34 agricultural and blasting distribution centers. The Chemical Business currently operates 21 agricultural distribution centers, with 15 of the centers located in Texas (12 of which the Company owns and 3 of which it leases); 1 center located in Oklahoma which the Company owns; 2 centers located in Missouri (1 of which the Company owns and 1 of which it leases); and 3 centers located in Tennessee (all of which the Company owns). The Chemical Business currently operates 8 domestic explosives distribution centers located in Bonne Terre, Missouri (owned); Central City, Owensboro, Combs, and Pilgrim, Kentucky (leased); Midland, Indiana (leased); Carlsbad, New Mexico (leased); and Pryor, Oklahoma (leased). The Chemical Business also has explosives distribution centers in Australia located at: Peak Downs; Kalgoorlie; Karratha; and, Hunter Valley (all leased) and one located in New Zealand.

     The Chemical Business operates its Kansas facility from buildings located on an approximate four acre site on the perimeter of the JayHawk Industrial site in southeastern Kansas, and a research and testing facility comprising of a one square mile tract of land including buildings and equipment thereon also located in southeastern Kansas which it owns.

     All facilities owned by the Chemical Business are subject to mortgages.

      During 1994 and 1995 the Chemical Business spent approximately $22.3 million to install an additional concentrated nitric acid concentrator ("new concentrator") at its manufacturing plant facility at the Site. The new concentrator began limited operations in 1995 and is expected to become fully operational by March 31, 1996. As a result of such expansion and the present utilization of the Chemical Business' manufacturing facilities, the Company believes that it's present manufacturing facilities are suitable for it's current operations.

     The Company has constructed a facility in Wilmington, North Carolina to allow the Company to blend a mixed acid product for sale. This facility became operational during the fourth quarter of 1995.

Environmental Control Business
- ------------------------------
     The Environmental Control Business conducts its fan coil manufacturing operations in two adjacent facilities located in Oklahoma City, Oklahoma, consisting of approximately 265,000 square feet owned by the Company subject to mortgage. As of December 31, 1995, the Environmental Control Business was using the productive capacity of the above-referenced facilities to the extent of approximately 55%, based on two, eight-hour shifts per day and a five-day week.

     The Environmental Control Business manufactures most of its heat pump products in a leased 270,000 square foot facility in Oklahoma City, Oklahoma. The lease term began March 1, 1988 and expires June 30, 1996, with options to renew for five additional five year periods, and currently provides for the payment of rent in the amount of $52,389 per month. The Company also has an option to acquire the facility at any time in return for the assumption of the then outstanding balance of the lessor's mortgage. As of December 31, 1995, the productive capacity of this manufacturing operation was being utilized to the extent of approximately 60%, based on one eight-hour shift per day and a five-day week.

     All of the properties utilized by the Environmental Control Business are considered by Company management to be suitable and adequate to meet the current needs of that business.

Automotive Products Business
- ----------------------------
     The Automotive Products Business conducts its operations in plant facilities principally located in Oklahoma City, Oklahoma which are considered by Company management to be suitable and adequate to meet its needs. One of the manufacturing facilities occupies a building owned by the Company, subject to mortgages, totaling approximately 178,000 square feet. The Automotive Products Business also uses additional manufacturing facilities located in Oklahoma City, Oklahoma, owned and leased by the Company totalling approximately 102,000 square feet. During 1995, the Automotive Products Business under-utilized the productive capacity of its facilities.

     In May 1995, New Alloy Co. was acquired as a wholly owned subsidiary of the Automotive Products Business to manufacture and distribute U-joints and related products. The leased manufacturing facility for this operation is located in Michigan City, Indiana.

     International Bearings, Inc. ("IBI"), a subsidiary of the Company operating as a separate entity within the Automotive Products Division, operates from a Company owned warehouse of approximately 45,000 square feet in an industrial park section of Memphis, Tennessee.

Industrial Products Business
- ----------------------------
     The Company owns several buildings, some of which are subject to mortgages, totaling approximately 385,000 square feet located in Oklahoma City, Oklahoma, Tulsa, Oklahoma, and Middletown, New York, which the Industrial Products Business uses for showrooms, offices, warehouse and manufacturing facilities. The Company also owns real property located near or adjacent to the above-referenced buildings, which the Industrial Products Business uses for parking and storage.

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

     In addition to the Chemical Business' El Dorado, Arkansas facility (the "Site") being placed in the System (see "Business - Environmental Compliance"), investigations have identified certain groundwater and other contamination issues at this facility, including the Landfill. The Company has been orally advised that the EPA has cancelled the scheduled inspection for the Site and the Site will be removed from the System; however, until the EPA formally advises the Company in writing that the Site has been removed from the System, there are no assurances that such will occur. On June 9, 1995, the Chemical Business and the ADPC&E entered into a consent agreement addressing the Landfill and the groundwater and certain other contamination issues at the Site. See "Business - Environmental Compliance" for a discussion of the system and such consent agreement with the ADPC&E.

     The Company's Chemical Business also signed a consent agreement ("Agreement") with the ADPC&E, effective February 12, 1996, to resolve certain compliance issues associated with the start-up of the a new concentrated nitric acid concentrator, the decommissioning of the older concentrated nitric acid units and certain other air emissions issues. See "Business - Environmental Compliance" for a discussion of the Agreement.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------------------------------------------------------------
     Not applicable.


Item 4A.  EXECUTIVE OFFICERS OF THE COMPANY
- -------------------------------------------
     Identification of Executive Officers. The following table identifies the executive officers of the Company.

                           Position and             Served as
                           Offices with             an Officer
Name                Age    the Company                 from
- --------------     ----    -------------           ------------
Jack E. Golsen      67     Board Chairman        December, 1968
                           and President

Barry H. Golsen     45     Board Vice Chairman     August, 1981
                           and President of the
                           Environmental
                           Control Business

David R. Goss       55     Senior Vice              March, 1969
                           President of
                           Operations and
                           Director

Tony M. Shelby      54     Senior Vice              March, 1969
                           President - Chief
                           Financial Officer,
                           and Director

Jim D. Jones        54     Vice President -         April, 1977
                           Treasurer and
                           Corporate Controller

David M. Shear      36     Vice President and       March, 1990
                           General Counsel

- ----------------------------------

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


                                   PART II
                                   -------
Item 5.   MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

Market Information
- ------------------
     The Company's Common Stock trades on the New York Stock Exchange, Inc. ("NYSE"). Prior to August, 1994, the Company's Common Stock traded on the American Stock Exchange, Inc. ("AMEX"). The following table shows, for the periods indicated, the high and low closing sales prices for the Company's Common Stock.
                          Fiscal Year Ended
                            December 31,
                    -------------------------
                        1995                1994

         Quarter    High      Low      High       Low
         -------    ----      ---      ----       ---
         First      6 1/4    5 5/8     10        8 1/4
         Second     6 7/8    5 1/4     9 1/4     7
         Third      6 7/8    4 7/8     7 3/4     5 1/4
         Fourth     5 1/4    3 5/8     7 3/4     5 3/8

Stockholders
- ------------
    As of February 29, 1996, the Company had 1173 record holders of its Common Stock.

Dividends
- ---------
    Holders of the Company's Common Stock are entitled to receive dividends only when, as and if declared by the Board of Directors. No dividends may be paid on the Company's Common Stock until all required dividends are paid on the outstanding shares of the Company's preferred stock, or declared and amounts set apart for the current period, and, if cumulative, prior periods. The Company has issued and outstanding as of December 31, 1995, 915,000 shares of $3.25 Convertible Exchangeable Class C Preferred Stock, Series 2 ("Series 2 Preferred"), 1,566 shares of a series of Convertible Non Cumulative Preferred Stock ("Non Cumulative Preferred Stock") and 20,000 shares of Series B 12% Convertible, Cumulative Preferred Stock ("Series B Preferred"). Each share of preferred stock is entitled to receive an annual dividend, if, as and when declared by the Board of Directors, payable as follows: (i) Series 2 Preferred at the rate of $3.25 a share payable quarterly in arrears on June 15, September 15, December 15, and March 15, which dividend is cumulative, (ii) Non Cumulative Preferred Stock at the rate of $10 a share payable April 1, and
(iii) Series B Preferred at the rate of $12.00 a share payable January 1, which dividend is cumulative. The Company has a policy as to the payment of annual cash dividends on its outstanding Common Stock of $.06 per share, payable at $.03 per share semiannually, subject to change or termination by the Board of Directors at any time. The Company paid a cash dividend of $.03 a share on its outstanding Common Stock on July 1, 1995, and January 1, 1996; however, there are no assurances that this policy will not be terminated or changed by the Board of Directors. See Notes 9, 10 and 11 of Notes to Consolidated Financial Statements.

    Under the terms of a loan agreement between the Company and its lender, the Company may, so long as no event of default has occurred and is continuing under the loan agreement, make currently scheduled dividends and pay dividends on its outstanding preferred stock and pay annual dividends on its Common Stock equal to $.06 per share.

    Under the terms of a term loan agreement between El Dorado Chemical Company ("EDC"), EDC's wholly owned subsidiary, Slurry Explosive Corporation ("SEC"), both within the Company's Chemical Business, and certain lenders, and between DSN Corporation ("DSN"), another subsidiary of the Company within the Chemical Business, and a lender, (i) EDC cannot transfer funds to the Company in the form of cash dividends or other advances, except (i) for the amount of taxes that EDC would be required to pay if it was not consolidated with the Company and (ii) an amount equal to twenty-five percent (25%) of EDC's cumulative adjusted net income (as reduced by cumulative net losses), as defined, any time EDC has a Total Capitalization Ratio, as defined, greater than .65:1 and after EDC has a Total Capitalization Ratio of .65:1 or less, 50% of EDC's cumulative adjusted net income (as reduced by cumulative net losses), and (ii) DSN is prohibited from paying any dividends or making any distributions to the Company. See Note 7 of Notes to Consolidated Financial Statements and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations".

    The Company is a holding company and, accordingly, its ability to pay dividends on its preferred stock and its common stock is dependent in large part on its ability to obtain funds from its subsidiaries. The ability of EDC, SEC, and DSN to pay dividends to the Company, to fund the payment of dividends by the Company or for other purposes, is restricted by certain agreements to which they are parties.

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

Item 6.  SELECTED FINANCIAL DATA
- ---------------------------------

                                                         Years ended December 31,
                                             1995      1994       1993      1992      1991
                                             ----      ----       ----      ----      ----
                                                    (Dollars in Thousands,
                                                     except per share data)
Selected Statement of Operations Data:

   Net sales                                $267,391  $245,025  $232,616  $198,373  $177,035
                                            ========  ========  ========  ========  ========

   Total Revenues                           $274,115  $249,969  $237,529  $200,217  $180,238
                                            ========  ========  ========  ========  ========

   Interest expense                         $ 10,131  $  6,949  $  7,507  $  9,225  $ 10,776
                                            ========  ========  ========  ========  ========
   Income (loss) from continuing
     operations
                                            $ (3,732) $    983  $ 11,235  $  6,985  $ (3,190)
                                            ========  ========  ========  ========  ========

   Net income (loss)                        $ (3,732) $ 24,467  $ 12,399  $  9,255  $ (1,147)
                                            ========  ========  ========  ========  ========
   Net income (loss) applicable
     to common stock                        $ (6,961) $ 21,232  $ 10,357  $  7,428  $ (3,090)
                                            ========  ========  ========  ========  ========
   Primary earnings (loss)
     per common share:
       Income (loss) from continuing
       operations
                                            $   (.53) $   (.16) $    .69  $    .66  $   (.81)
                                            ========  ========  ========  ========  ========

      Net income (loss)                     $   (.53) $   1.54  $    .77  $    .94  $   (.48)
                                            ========  ========  ========  ========  ========

                                                       Years ended December 31,

                                              1995      1994      1993      1992      1991
                                              ----      ----      ----      ----      ----
                                                       (Dollars in Thousands,
                                                       except per share data)
Selected Balance Sheet Data:

  Total Assets                              $238,176  $221,281  $196,038  $166,999  $158,383
                                            ========  ========  ========  ========  ========

  Long-term debt, including current         $118,280  $ 91,681  $ 90,395  $ 51,332  $ 56,807
    portion                                 ========  ========  ========  ========

  Redeemable preferred stock                $    149  $    152  $    155  $    163  $    179
                                            ========  ========  ========  ========  ========
  Stockholders' Equity                      $ 81,576  $ 90,599  $ 74,871  $ 18,339  $ 10,352
                                            ========  ========  ========  ========  ========
Selected other Data:
  Cash dividends declared
    per common share                        $    .06  $    .06  $    .06  $      -  $      -
                                            ========  ========  ========  ========  ========

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- ------   RESULTS OF OPERATIONS

    The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with a review of the Company's December 31, 1995 Consolidated Financial Statements,
Item 6 "SELECTED FINANCIAL DATA" and Item 1 "BUSINESS" included elsewhere in this report.

Overview
- --------
The Company is going through a transition from a highly diversified company to a more focused company with the intent to focus on its two primary business units, the Chemical Business and the Environmental Control Business.

In May 1994, the Company sold its Financial Services Business, Equity Bank for Savings F.A. and as a result exited the financial services business.

In September 1995 the Company announced that it would reduce its investment in, or take other actions regarding, the Automotive and Industrial Products Businesses. The intent is to decrease the investment in these Businesses and redeploy the cash into the Chemical and Environmental Control Business which are perceived by management to have strategic advantages and better historical returns on invested capital. The Company continues to explore its alternatives to accomplish these goals, but as of now, no formal plans have been adopted.

The following table contains certain of the information from note 15 of Notes to the Company's Consolidated Financial Statements about the Company's operations in different industry segments for each of the three years in the period ended December 31, 1995.

                                 1995       1994        1993
                              ---------   ---------   --------
                                       (In Thousands)
Sales:
  Chemical                    $ 136,903  $  131,576  $ 114,952
  Environmental Control          83,843      69,914     69,437
  Industrial Products            13,375      11,222     19,714
  Automotive Products            33,270      32,313     28,513
                              ---------   ---------  ---------
                              $ 267,371   $ 245,025  $ 232,616
                              =========   =========  =========
Gross Profit: (1)
  Chemical                    $  26,050   $  25,700  $  27,557
  Environmental Control          21,694      17,651     15,651
  Industrial Products             2,953       1,316      5,160
  Automotive Products             6,366       8,442      9,744
                              ---------   ---------  ---------
                              $  57,063   $  53,109  $  58,112
                              =========   =========  =========
Operating profit (loss): (2)
  Chemical                    $  13,393   $  12,809  $  17,632
  Environmental Control           4,630       3,512      3,900
  Industrial Products            (1,199)     (4,155)     2,120
  Automotive Products            (3,704)     (1,462)     2,528
                              ---------   ---------  ---------
                                 13,120      10,704     26,180

General corporate expenses, net  (6,571)     (3,472)    (6,629)
Interest Expense                (10,131)     (6,949)    (7,507)
                              ---------    --------   --------
Income (loss) from continuing
  operations before provision
  for income taxes            $  (3,582)  $     283  $  12,044
                              =========   =========  =========


                                 1995         1994      1993
                                ------       ------    ------
                                        (In Thousands)
Depreciation, depletion and
  amortization of property,
  plant and equipment:
    Chemical                  $   4,532   $   4,044  $   3,696
                              =========   =========  =========
    Environmental Control     $   1,582   $   1,427  $   1,015
                              =========   =========  =========
    Industrial Products       $     124   $     117  $     118
                              =========   =========  =========
    Automotive Products       $     986   $     785  $     502
                              =========   =========  =========
Additions to property,
  plant and equipment:
    Chemical                  $  17,979   $  15,532  $   9,036
                              =========   =========  =========
    Environmental Control     $     447   $   3,722  $   1,584
                              =========   =========  =========
    Industrial Products       $     265   $      74  $     560
                              =========   =========  =========
    Automotive Products       $   1,341   $   1,203  $   1,875
                              =========   =========  =========
Identifiable assets:

    Chemical                  $ 111,890   $  94,972  $  77,943

    Environmental Control        41,331      40,660     38,389

    Industrial Products          17,328      18,423     22,688

    Automotive Products          43,872      38,369     31,650
                              ---------   ---------  ---------
                                214,421     192,424    170,670

Corporate assets                 23,755      28,857     25,368
                              ---------   ---------  ---------
Total assets                  $ 238,176   $ 221,281  $ 196,038
                              =========   =========  =========
____________________________


     Gross profit by industry segment represents net sales less cost of sales. Operating profit by industry segment represents revenues less operating expenses before deducting general corporate expenses, interest expense and income taxes. As indicated in the above table the operating profit
     (as defined) declined from $26.1 million in 1993 to $10.7  million in
     1994 and $13.1 million in 1995, while sales increased approximately 15% during the same period. The decline in operating profit, coupled with an increase in interest expense, resulted in a loss from continuing
     operations before income taxes for 1995 of $3.6 million.   This decline in
     operating profit is primarily due to lower earnings in the Chemical Business as a result of much higher costs for anhydrous ammonia (NH3), which is the basic raw material for the Chemical Business' nitrate based products, and to the lower margins in the Automotive and Industrial Products Businesses.

Chemical Business
- -----------------
The Chemical Business manufacturers and sells prilled ammonium nitrate products and high grade specialty acids to the explosives, agricultural, and industrial acids markets, and markets and licenses a number of proprietary explosives products. The Company has grown this Business through the expansion of its principal manufacturing facility in El Dorado, Arkansas, the construction of a mixed acid plant in Wilmington, North Carolina, and the acquisition of new agricultural distribution centers in key geographical markets which are freight logical to its principal plant. During the years 1995, 1994, and 1993, capital expenditures in this Business were $18.0 million, $15.5 million, and $9.0 million, respectively. During the period from December 1993 through December 1995 the net investment in assets of the

Chemical Business was increased from $78 million to $112 million primarily due to the construction of additional capacity to benefit future periods.

The operating profit in the Chemical Business is down from $17.6 million in 1993 to $12.8 million and $13.4 million in 1994 and 1995, respectively. During 1994 and 1995 the cost of the Chemical Business' primary raw material Anhydrous Ammonia increased from a 1993 average of $107.12 per ton to $156.71 in 1994 and $161.84 per ton in 1995. The Chemical Business purchases approximately 220,000 tons per year of anhydrous ammonia. The increased cost was partially passed on to customers in the form of higher prices but the entire cost could not be offset by higher sales prices resulting in lower gross profit margins in 1994 and 1995.

The Chemical Business has entered into detailed negotiations with Bayer Corporation ("Bayer") to build, own, and operate a nitric acid plant as a part of a complex to be built by Bayer in Baytown Texas to provide Bayer's requirements for nitric acid on a long-term basis, subject to completion of a definitive agreement relating to this project. The Company intends to obtain project financing to fund the construction of the plant, which will be constructed by an independent construction firm to be selected by the Company. If the definitive agreement is finalized, the Company expects that the plant can be constructed and become operational within 24-30 months from the completion of such definitive agreement.

Environmental Control
- ---------------------
The Environmental Control Business manufacturers and sells a broad range of fan coil, air handling, air conditioning, heating, water source heat pumps, and dehumidification products targeted to both commercial and residential new building construction and renovation.

The Environmental Business focuses on product lines in the specific niche markets of fan coils and water source heat pumps and has established a significant market share in these specific markets.

As indicated in the above table, the Environmental Control Business reported improved sales (an increase of 20%) and improved operating profit for 1995 as compared to 1994. From December 1993 through December 1995 the net investment in assets of the Environmental Control Business was increased from $38 million to $41 million. During this two year period inventories were reduced $2.3 million, capital expenditures were $4.2 million and depreciation was approximately $3.0 million.

Automotive and Industrial Products Businesses
- ---------------------------------------------
The Automotive Products Business sells its products into the automotive, truck and agricultural equipment replacement markets. Certain of the products are sold directly to original equipment manufacturers and certain major chain stores. The Industrial Products Business markets a proprietary line of machine tools most of which are purchased from foreign companies, which manufacture the machine tools to Company specifications. As indicated in the above table, during 1993, 1994 and 1995, respectively, these Business recorded combined sales of $48.2 million $43.5 million and $46.6 million, respectively, and reported an operating profit (as defined above) of $4.6 million in 1993 and operating losses (as defined above) of $5.6 million and $4.9 million in 1994 and 1995, respectively. The net investment in assets of these Businesses was $54.3 million, $56.8 million and $61.2 million at year end 1993, 1994 and 1995, respectively. The increase in the investment was primarily due to a build up in inventory in the Automotive Products Business, which resulted from purchases from foreign suppliers with long lead times, in quantities in excess of current demand. A stringent inventory reduction plan was put into place that should bring the inventories back into line over time.

Results of Operations
- ---------------------
Year Ended December 31, 1995 compared to Year Ended December 31, 1994

Revenues

     Total revenues for 1995 and 1994 were $274.1 million and $250.0 million, respectively (an increase of $24.1 million or 9.7%). Sales increased $22.4 million or 9.1%. Other income included in total revenues was $6.7 million, an increase of $1.8 million from 1994, which resulted primarily from proceeds received on the settlement of loans which were acquired in connection with the sale of Equity Bank. See "Liquidity and Capital Resources" of this Management's Discussion and Analysis.

Net Sales

     Consolidated net sales for 1995 were $267.4 million, compared to $245.0 million for 1994, an increase of $22.4 million or 9.1%. This sales increase resulted principally from: (i) increased sales in the Environmental Control Business of $13.9 million, primarily due to improved market conditions and increased production in the fan coil segment of this business and to increased sales in geothermal water source heat pumps related to certain governmental projects; (ii) increased sales in the Chemical Business of $5.3 million which were primarily attributable to higher ammonia costs being passed through to customers, and increased sales of $2.5 million at Total Energy Systems ("TES"), the Company's subsidiary located in Australia, which have resulted from an expanded customer base; (iii) increased sales of $2.2 million in the Industrial Products Business primarily due to finalization of a sale to a foreign customer and increases in sales of machine tools; and (iv) increased sales of $1.0 million in the Automotive Products Business due to the addition of new product lines.

Gross Profit

     Gross profit increased $4.0 million and was 21.3% of net sales for 1995, compared to 21.7% of net sales for 1994. The gross profit percentage remained consistent, with only slight changes, in the Chemical and Environmental Control Businesses. The gross profit of the Chemical Business was adversely affected due to the continued high cost of anhyrdrous ammonia as discussed above. The Industrial Products Business gross profit percentage increased due
to higher prices.   The primary reason for the consolidated decline in gross
profit percentage was due to customer mix in the Automotive Products Business, i.e. decreased sales to higher margin retail customers, and increased sales to Original Equipment Manufacturers (OEM) customers which are lower margin customers.

Selling, General and Administrative Expense

     Selling, general and administrative ("SG&A") expenses, as a percent of net sales, were 21.4% in 1995 and 20.7% in 1994. SG&A remained consistent from 1994 to 1995 as a percentage of sales in the Chemical, Environmental Control and Automotive Products Businesses. The increase in SG&A, as a percent of sales on a consolidated basis, was primarily attributable to: (1) an increase in the Company's cost of providing employee healthcare benefits of $.7 million; and, (2) increased legal expenses of $.6 million primarily attributable to litigation in connection with an insurance claim for damages to machine tools during transport in a prior year.

Interest Expense

     Interest expense for the Company was $10.1 million during 1995, compared to $6.9 million during 1994. The increase primarily resulted from increased borrowings. The increased borrowings were necessary to support capital expenditures, higher inventory levels, higher accounts receivable balances and to meet the operational requirements of the Company. See "Liquidity and Capital Resources" of this Management's Discussion and Analysis.

Net Income (Loss)

     The Company had a net loss of $3.7 million in 1995 compared to net income of $24.5 million in 1994. The 1994 net income includes approximately $23.5 million relating to a gain on the sale of a certain business and income from discontinued operations. Excluding this non-recurring activity, the 1994 net income was $1.0 million. The decreased profitability in 1995 of $4.7 million was primarily attributable to increased SG&A, as discussed above, and increased interest expense of $3.2 million due to higher average balances of outstanding debt. These increased expenses were offset in part by increased income of $1.0 million from collection of loans receivables in excess of net carrying values. Such loans were purchased at a discount in connection with the Equity Bank transaction.

Year Ended December 31, 1994 compared to Year Ended December 31, 1993

Revenues

     Total revenues for 1994 and 1993 were $250.0 million and $237.5 million, respectively (an increase of $12.5 million or 5.2%). Sales increased $12.4 million or 5.3%.

Net Sales

     Consolidated net sales for 1994 were $245.0 million, compared to $232.6 million for 1993, an increase of $12.4 million or 5.3%. This increase in sales resulted principally from: (i) increased sales in the Chemical Business of $16.6 million, primarily due to favorable weather conditions for seasonal fertilizer sales, the higher price of ammonia being partially passed through to customers and inclusion of TES for a full year in 1994 compared to only five months in 1993; (ii) increased sales in the Automotive Products Business of $3.8 million due to an expanded customer base in 1994 and the acquisition of International Bearings, Inc., in December 1993; and (iii) decreased sales in the Industrial Products Business of $8.5 million, primarily due to decreased sales to a foreign customer (see Note 6 of Notes to Consolidated Financial Statements and discussion under the "Liquidity and Capital Resources" section of this report).

Gross Profit

     Gross profit decreased $5.0 million and was 21.7% of net sales for 1994, compared to 25.0% of net sales for 1993. The decline in gross profit percentage was due primarily to higher cost of the primary raw material (ammonia) in the Chemical Business. During 1994 the average cost of ammonia was approximately 46.4% higher than the average cost of ammonia during 1993. The Chemical Business was not able to pass on to its customers a substantial amount of the higher ammonia cost in the form of price increases in 1994. Additionally, gross profit was reduced in 1994 by $1.3 million due to cost overruns associated with a sale to a foreign customer in the Industrial Products Business being accounted for on the percentage of completion method. Other factors which affected the gross profit percentage were improved gross profit after recovery from the effects of a strike in 1992 at the fan coil manufacturing plant of the Environmental Control Business that were still being experienced in 1993; and, decreased sales to the foreign customer mentioned above which carried a high gross profit percentage in 1993.

Selling, General and Administrative Expense

     Selling, general and administrative ("SG&A") expenses as a percent of net sales were 20.7% in 1994 and 18.7% in 1993. This increase in SG&A as a percent of sales was primarily due to: (i) decreased sales to a foreign customer in the Industrial Products Business with no corresponding reduction in SG&A costs; (ii) increased insurance costs in the Industrial Products Business resulting from settlement of certain claims; (iii) loss reserves placed on loans to potential acquisition candidates in the Automotive Products and Environmental Control Businesses; (iv) approximately $1.2 million in costs expended in pursuit of acquisition prospects which the Company chose to abandon; and (v) lower provision for bad debt expenses in 1993 in the Environmental Control Business compared to the provision in 1994. These factors were offset in part by a decrease in legal costs resulting from settlement of the customs matter in the second quarter of 1993 and settlement of a dispute with one of the Company's insurers in the first quarter of 1994, in addition to sales increases due to higher ammonia prices in the Chemical Business with no corresponding increase in SG&A costs.

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

Gain From Disposal of Discontinued Operations

     As more fully discussed in Note 3 of Notes to Consolidated Financial Statements, the Company realized a gain of $24.2 million before income taxes from the sale on May 25, 1994 of its wholly-owned subsidiary Equity Bank, which gain is included in the Company's results of operations for 1994.

Liquidity and Capital Resources
- -------------------------------
Cash Flow From Operations

     For the year ended December 31, 1995, the loss from continuing operations of $3.7 million included (i) noncash charges for depreciation and amortization of $9.1 million, and (ii) noncash provisions for possible losses on accounts and notes receivable of $3.6 million, resulting in positive cash flow of $9 million. This positive cash flow was absorbed primarily by increases in accounts receivable and inventories, resulting in an approximate break-even cash flow from operating activities.

     The increase in accounts receivable was due primarily to increased sales in the Environmental Control Business. The increase in inventory was due, in large part, to an $8 million build up in the Automotive Products Business' inventory as a result of purchases from foreign supplies, with long lead times, of quantities in excess of current demand and the addition of new product lines within the Automotive Products Business. The Company has announced its intention to reduce its investment in the Automotive Products Business, and a stringent inventory reduction plan has been put into place in 1996 for this Business.

Cash Flow From Investing And Financing Activities

     For the year ended December 31, 1995, the cash flow from investing and financing activities resulted in a negative cash flow of approximately $1 million after long-term borrowings of $18.5 million and increased borrowings against the Company's working capital revolver of $15.1 million.

     Those investment and financing activities requiring cash included: capital expenditures, $17.8 million; payments on long-term debt, $9.5 million; payment of common and preferred stock dividends, $4.0 million; and, purchases of treasury stock, $1.5 million. Capital expenditures included expenditures of the Chemical Business for (a) the completion of the construction of a concentrated nitric acid plant in El Dorado, Arkansas which was began in 1994 and, (b) a mixed acid plant in Wilmington, North Carolina. The balance of capital expenditures were for normal additions in the Chemical, Environmental Control, and Automotive Products Business.

     During 1995, the Company declared and paid the following aggregate dividends: (1) $12.00 per share on each of the outstanding shares of its Series B 12% Cumulative Convertible Preferred Stock; (2) $3.25 per share on each outstanding share of its $3.25 Convertible Exchangeable Class C Preferred Stock, Series 2; (3) $10.00 per share on each outstanding share of its Convertible Noncumulative Preferred Stock; and (4) $.06 per share on its outstanding shares of Common Stock. The Company expects to continue the payment of such dividends in the future in accordance with the policy adopted by the Board of Directors and the terms inherent to the Company's various preferred stocks.

Source of Funds

     The Company is a diversified holding Company and its liquidity is dependent, in large part, on the operations of its subsidiaries and credit agreements with lenders.

     In December 1994, the Company and certain of its subsidiaries finalized a working capital line of credit. This working capital line of credit is evidenced by six separate loan agreements ("Agreements") with an unrelated lender ("Lender") collateralized by receivables, inventory and proprietary rights of the Company and the subsidiaries that are parties to the Agreements and the stock of certain of the subsidiaries that are borrowers under the Agreements. The Agreements provide for revolving credit facilities ("Revolver") for total direct borrowings up to $65 million, including the issuance of letters of credit. The Revolver provides for advances at varying percentages of eligible inventory and trade receivables. During 1996, an amendment to the Agreements was obtained whereby the Company's borrowing ability was temporarily increased (the "overadvance")$5 million in excess of the amount calculated based on the collateral, not to exceed $75 million. The temporary overadvance ability expires on June 30, 1996; the line limit reverts back to $65 million on September 30, 1996. The Agreements provide for interest at the reference rate as defined (which approximates the national prime rate) plus 1%, or the Eurodollar rate plus 3.375%.
At December 31, 1995 the effective interest rate was 9.4%. The initial term of the Agreements is through December 31, 1997, and is renewable thereafter for successive thirteen month terms. The Lender or the Company may terminate the Agreements at the end of the initial term or at the end of any renewal term without penalty, except that the Company may terminate the Agreements after the second anniversary of the Agreements without penalty. At December 31, 1995, the available borrowings, based on eligible collateral, not including the overadvance discussed above approximated $60.1 million. Borrowings under the Revolver outstanding at December 31, 1995, were $59.2 million. The Agreements require the Company to maintain certain financial ratios and contain other financial covenants, including tangible net worth requirements and capital expenditure limitations. In November 1995 the Company renegotiated reductions in the tangible net worth covenants for the period December 31, 1995 through December 31, 1997 and simultaneous therewith agreed to an increase in the interest rate it pays the Lender by one-half percent (.5%). The tangible net worth covenants were reset to $78 million at December 31, 1995 escalating quarterly to $84 million at December 31, 1997. The annual interest on the outstanding debt under the Revolver at December 31, 1995 at the rate then in effect would be approximately $5.6 million.

     In addition to the Agreements discussed above, the Company has the following term loans in place:

(1) The Company's wholly-owned subsidiaries, El Dorado Chemical Company and Slurry Explosive Corporation (collectively "Chemical"), which substantially comprise the Company's Chemical Business, are parties to a loan agreement ("Loan Agreement") with two institutional lenders ("Lenders"). This Loan Agreement, as amended, provides for a seven year term loan of $28.5 million ("Term Loan"). The balance of the Term Loan at December 31, 1995 was $10.7 million. Annual principal payments on the Term Loan are $5.1 million in 1996 and a final payment of $5.6 million on March 31, 1997. The Loan Agreement also provides for a revolving credit facility which provides for a maximum available credit line of approximately $3.7 million at December 31, 1995. The availability under this facility reduces by $1.8 million in 1996 with the remainder due in March 1997. Annual interest at the agreed to interest rates, if calculated on the aggregate $14.4 million outstanding balance at December 31, 1995, would be approximately $1.7 million. The Term Loan is secured by the capital stock of Chemical and substantially all of the assets of Chemical not otherwise pledged under the credit facility previously discussed. The Loan Agreement requires Chemical to maintain certain financial ratios and contains other financial covenants, including tangible net worth requirements and capital expenditures limitations. As of the date of this report, Chemical is in compliance with all financial covenants. Under the terms of the Loan Agreement, Chemical cannot transfer funds to the Company in the form of cash dividends or other advances, except for (i) the amount of taxes that Chemical would be required to pay if it was not consolidated with the Company; and (ii) an amount equal to fifty percent (50%) of Chemical's cumulative adjusted net income as long as Chemical's Total Capitalization Ratio, as defined, is .65:1 or below.

(2) The Company s wholly-owned subsidiary, DSN Corporation ( DSN ) is a party to several loan agreements with a financing company (the
      Financing Company ) for three (3) projects which DSN substantially completed during 1995. These loan agreements are for a $16.5 million term loan (the DSN Permanent Loan"), which was converted on June 1, 1995 from the original construction loan, and was used to construct, equip, re-erect, and refurbish a concentrated nitric acid plant (the
      DSN Plant ) being placed into service by the Chemical Business at its El Dorado, Arkansas facility; a loan for approximately $1.2 million to purchase additional railcars to support the DSN Plant (the Railcar
     Loan ); and a loan for approximately $1.1 million to finance the construction of a mixed acid plant (the Mixed Acid Plant ) in North Carolina (the Mixed Acid Loan ). At December 31, 1995, DSN had outstanding borrowings of $15.7 million under the DSN Permanent Loan, $1.1 million under the Mixed Acid Loan, and $1.2 million under the Railcar Loan. The loans have repayment schedules of eighty-four (84) consecutive monthly installments of principle and interest. The interest rate on each of the loans range from 8.24% to 8.86% and are fixed rates based on the United States Treasury Security rate at the time of executing the note plus a specified percentage. Annual interest, for the three notes as a whole, at the agreed to interest rates would approximate $1.5 million. The loans are secured by the various DSN and Mixed Acid Plants property and equipment, and all railcars purchased under the railcar loan. The loan agreement requires the Company to maintain certain financial ratios, including tangible net worth requirements. As of the date of this report, the Company is in compliance with all financial covenants or if not in compliance, has obtained appropriate waivers from the Financing Company.

(3) A subsidiary of the Company ("Prime") entered into a loan agreement ("Agreement"), effective as of May 4, 1995, with Bank IV Oklahoma, N.A. ("Bank"). Pursuant to the Agreement, the Bank loaned $9 million to Prime, evidenced by a Promissory Note ("Note"). The Note bears interest per annum at a rate equal to one percent (1%) above the prime rate in effect from day to day as published in the Wall Street Journal. The outstanding principal balance of the Note is payable in sixty (60) monthly payments of principal and interest commencing on May 31, 1995. Payment of the Note is secured by a first and priority lien and security interest in and to Prime's right, title, and interest in the loan receivable relating to the real property and office building known as the Bank IV Tower located in Oklahoma City, Oklahoma (the "Tower"), the Management Agreement relating to the Tower, and the Option to Purchase Agreement covering the real property on which the Tower is located.

     Future cash requirements include working capital requirements for anticipated sales increases in all Businesses, and funding for future capital expenditures, primarily in the Chemical Business and the Environmental Control Business. Funding for the higher accounts receivable resulting from anticipated sales increases will be provided by the revolving credit facilities discussed elsewhere in this report. Inventory requirements for the higher anticipated sales activity should be met by scheduled reductions in the inventories of the Automotive Products Business, which increased its inventories in 1995 beyond required levels. In 1996, the Company has planned capital expenditures of approximately $6.0 million, primarily in the Chemical and Environmental Control Businesses.

     Management believes that cash flows from operations, the Company's revolving credit facilities, and other sources will be adequate to meet its presently anticipated capital expenditure, working capital, debt service and dividend requirements. This is a forward-looking statement that involves a number of risks and uncertainties that could cause actual results to differ materially, such as, a material reduction in revenues, continuing to incur losses, inability to collect a material amount of receivables, required capital expenditures in excess of those presently anticipated, or other future events, not presently predictable, which individually or in the aggregate could impair the Company's ability to obtain funds to meet its requirements. The Company currently has no material commitment for capital expenditures, however, see discussion under "overview", "Chemical Business" of this "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the negotiations to build a new nitric acid plant.

Foreign Subsidiary Financing

     On March 7, 1995 the Company guaranteed a revolving credit working capital facility (the "Facility") between its wholly-owned Australian subsidiary Total Energy Systems, Ltd. ("TES") and Bank of New Zealand. The Facility allows for borrowings up to an aggregate of approximately U.S. $3.7 million based on specific percentages of qualified eligible assets (U.S. $1.9 million borrowed at December 31, 1995). Such debt is secured by substantially all the assets of TES, plus an unlimited guarantee and indemnity from the Company. The interest rate on this debt is the Bank of New Zealand Corporate Base Lending Rate plus 0.5% (approximately 11.5% at December 31, 1995). The Facility is subject to renewal at the discretion of Bank of New Zealand based upon annual review. The next annual review is due on March 31, 1996. TES is in technical non-compliance with a certain financial covenant contained in the loan agreement involving the Facility. However, Bank of New Zealand has not taken any action against TES or the Company as a result of such non-compliance and has continued to allow TES to borrow under the Facility. The outstanding borrowing under the facility at December 31, 1995 has been classified as due within one year in the accompanying condensed consolidated financial statements.

Joint Ventures and Options to Purchase

     During 1994 the Company, through a subsidiary, loaned $2.1 million to a French manufacturer of HVAC equipment whose product line is compatible with that of the Company's Environmental Control Business in the U.S.A. Under the loan agreement, the Company has the option to exchange its rights under the loan for 100% of the borrower's outstanding common stock. The Company obtained a security interest in the stock of the french manufacturer to secure its $2.1 million loan. During fiscal year 1995 and January, 1996 the Company advanced an additional $800,000 to the French manufacturer bringing the total of the loan to $2.9 million. At this time the decision has not been made to exercise such option and the $2.9 million loan net of a $1.5 million valuation reserve is carried on the books as a note receivable in other assets.

     During the second quarter of 1995, the Company executed a stock option agreement to acquire eighty percent (80%) of the stock of a specialty sales organization to enhance the marketing of the Company's air conditioning products. The stock option has a four (4) year term, and a total option granting price of $1.0 million payable in installments including an option fee of $500,000 paid upon signing of the option agreement and annual $100,000 payments for yearly extensions of the stock option thereafter for up to three
(3) years. Upon exercise of the stock option by the Company, or upon the occurrence of certain performance criteria which would give the grantors of the stock option the right to accelerate the date on which the Company must elect whether to exercise, the Company shall pay certain cash and issue promissory notes for the balance of the exercise price of the subject shares.

The total exercise price of the subject shares is $4.0 million, less the amounts paid for the granting and any extensions of the stock option. The Company expects that it will eventually exercise the stock option, however, there are no assurances that such stock option will ultimately be exercised.

     A subsidiary of the Company invested approximately $2.8 million to purchase a fifty percent (50%) equity interest in an energy conservation joint venture (the "Project"). The Project has been awarded a contract to retrofit residential housing units at a U.S. Army base. The contract calls for installation of energy-efficient equipment (including air conditioning and heating equipment), which will reduce utility consumption. For the installation and management, the Project will receive an average of seventy-seven percent (77%) of all energy and maintenance savings during the twenty
(20) year contract term. The Project estimates that the cost to retrofit the residential housing units at the U.S. Army base will be approximately $18.8 million. The Project has received a loan from a lender to finance up to approximately $14 million of the cost of the Project. The Company is not guaranteeing any of the lending obligations of the Project. The Company has guaranteed the bonding company's exposure under the payment and performance bonds on the Project, which is approximately $17.9 million.

Debt guarantee

     As disclosed in note 12 of the Notes to Consolidated Financial
Statements a subsidiary of the Company has guaranteed approximately $2.6 million of indebtedness of a start up aviation company in exchange for an ownership interest. The debt guarantee relates to two note instruments. One note in the amount of $600,000 requires monthly interest payments and matures September 28, 1996. The other note in the amount of $2 million requires monthly principal payments of $11,111 plus interest beginning in October 1996 through August 8, 1999, at which time all outstanding principal and accrued interest are due. In the event of default of the $2 million note, the Company is required to assume payments on the note with the term extended until August 2004. Both notes are current as to principal and interest.

     In November 1995, the aviation company completed and test flew its first
operational model.   The aviation company is working toward certification with
the Federal Aviation Authority by mid 1997. In the meantime the aviation Company has limited cash and is seeking an equity investor to fund the completion of the certification process and provide additional working capital in exchange for an ownership interest of the company. If the aviation company is unable to obtain such additional equity, then the Company may be required to perform under its guaranty. Management of the aviation company believes that it is possible that an additional $7 million may be needed to complete the certification process at which time they believe they will be able to obtain additional capital to manufacture and market the airplane.

     The Company has advanced approximately $150,000 to the aviation company while they seek additional capital. At this time the Company has not made a decision whether additional funds will be advanced. Any additional advances will depend on the evaluation of the prospects of the aviation company when it becomes evident that additional advances are required.

Availability of Company's Loss Carryovers

     The Company anticipates that its cash flow in future years will benefit to some extent from its ability to use net operating loss ("NOL") carryovers from prior periods to reduce the federal income tax payments which it would otherwise be required to make with respect to income generated in such future years. As of December 31, 1995, the Company had available NOL carryovers of approximately $43 million, based on its federal income tax returns as filed with the Internal Revenue Service for taxable years through 1994, and on the

Company's estimates for 1995. These NOL carryovers will expire beginning in the year 1999.

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

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- -----------------------------------------------------
     The Company has included the financial statements and supplementary financial information required by this item immediately following Part IV of this report and hereby incorporates by reference the relevant portions of those statements and information into this Item 8.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
- ------    FINANCIAL DISCLOSURE
          ---------------------------------------------------------------
     No disagreements between the Company and its accountants have occurred within the 24-month period prior to the date of the Company's most recent financial statements.

                             PART III
                             --------
     The Company hereby incorporates by reference the information required by
Part III of this report except for the information of the Company's executive officers included under Part 4A of Part I of this report, from the definitive proxy statement which the Company intends to file with the Securities and Exchange Commission on or before April 30, 1996, in connection with the Company's 1996 annual meeting of stockholders.


                                  PART IV
                                  -------
Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
- --------------------------------------------------------------------------
     (a)(1) Financial Statements. The following consolidated financial statements of the Company appear immediately following this Part IV:

                                                                    Pages
                                                                 -----------
Report of Independent Auditors                                          F-1

Consolidated Balance Sheets at December 31, 1995
  and 1994                                                       F-2 to F-3

Consolidated Statements of Operations for each of
  the three years in the period ended December 31,
  1995                                                                  F-4

Consolidated Statements of Stockholders' Equity
  for each of the three years in the period ended
  December 31, 1995                                              F-5 to F-6

Consolidated Statements of Cash Flows for
  each of the three years in the period
  ended December 31, 1995                                        F-7 to F-8

Notes to Consolidated Financial Statements                      F-9 to F-32

Quarterly Financial Data (Unaudited)                                   F-33

     (a)(2) Financial Statement Schedule. The Company has included the following schedule in this report:

II - Valuation and Qualifying Accounts                                 F-34

     The Company has omitted all other schedules because the conditions requiring their filing do not exist or because the required information appears in the Company's Consolidated Financial Statements, including the notes to those statements.

     (a)(3) Exhibits. The Company has filed the following exhibits with this report:

          2.1. Stock Option Agreement dated as of May 4, 1995, optionee, LSB Holdings, Inc., an Oklahoma Corporation, an option to purchase.

          2.2. Stock Purchase Agreement and Stock Pledge Agreement between Dr. Hauri AG, a Swiss Corporation, and LSB Chemical Corp., which the Company hereby incorporates by reference from Exhibit 2.2 to the Company's Form 10-K for fiscal year ended December 31, 1994.

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

          4.6. Amended and Restated Secured Credit Agreement, dated as of January 21, 1992, between El Dorado Chemical Company , Slurry Explosive Corporation , Household Commercial Financial Services, Inc. , Connecticut Mutual Life Insurance Company and C.M. Life Insurance Company which the Company hereby incorporates by reference from Exhibit
     4.15 to the Company's Form 10K for the year ended December 31,1991. The agreement contains a list of schedules and exhibits omitted from the filed copy and the Company agrees to furnish supplementally a copy of any of the omitted schedules or exhibits to the Commission upon request.

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

          4.12. Loan and Security Agreement, dated December 12, 1994, between the Company and BankAmerica Business Credit, Inc., which the Company hereby incorporates by reference from Exhibit 4.12 to the Company's Form 10-K for the fiscal year ended December 31, 1994. The Loan and Security Agreement contains a list of schedules and exhibits omitted from the filed exhibit and the Company agrees to furnish supplementally a copy of any of the omitted schedules and exhibits to the Commission upon request.

          4.13. Loan and Security Agreement dated December 12, 1994, between El Dorado Chemical Company and Slurry Explosive Corporation, as borrowers, and BankAmerica Business Credit, Inc., as lender, which the

     Company hereby incorporates by reference from Exhibit 4.13 to the Company's Form 10-K for the fiscal year ended December 31, 1994. The Loan and Security Agreement contains a list of schedules and exhibits omitted from the filed exhibit and the Company agrees to furnish supplementally a copy of any of the omitted schedules and exhibits to the Commission upon request. Substantially identical Loan and Security Agreements, dated December 12, 1994, have been entered into by each of L&S Bearing Co., International Environmental Corporation, Climate Master, Inc., and Summit Machine Tool Manufacturing, Corp. with BankAmerica Business Credit, Inc. and are hereby omitted and such will be provided to the Commission upon the Commission's request.

          4.14. Loan Agreement dated as of May 4, 1995, by and among Prime Financial Corporation, as borrower, LSB Industries, Inc., Summit Machine Tool Manufacturing Corp., L&S Bearing Co., International Environmental Corporation, El Dorado Chemical Company, Climate Master, Inc., as the guarantors, and Bank IV Oklahoma, N.A., which the Company hereby incorporates by reference from Exhibit 4.1 to the Company's Form 10-Q for the fiscal quarter ended March 31, 1995.

          4.15. First Amendment to Preferred Share Purchase Rights Plan, dated as of May 24, 1994, between the Company and Liberty National Bank and Trust Company of Oklahoma City, which the Company hereby incorporates by reference from Exhibit 4.2 to the Company's Form 10-Q for the fiscal quarter ended March 31, 1995.

          4.16. First Amendment dated August 17, 1995, to the Loan and Security Agreement dated December 12, 1994, between the Company and BankAmerica Business Credit, Inc. Substantially identical First Amendments dated August 17, 1995, to the Loan and Security Agreements dated December 12, 1994, were entered into by each of L&S Bearing, International Environmental Corporation, Climate Master, Inc., Summit Machine Tool Manufacturing, Corp., and El Dorado Chemical Company and Slurry Explosives Corporation with BankAmerica Business Credit, Inc. and are hereby omitted and such will be provided upon the Commission s request.

          4.17. Second Amendment dated December 1, 1995, to the Loan and Security Agreement dated December 12, 1994, between the Company and BankAmerica Business Credit, Inc. Substantially identical Second Amendments dated December 1, 1995, to the Loan and Security Agreements dated December 12, 1994, were entered into by each of L&S Bearing, Climate Master, Inc., and Summit Machine Tool Manufacturing, Corp. with BankAmerica Business Credit, Inc. and are hereby omitted and such will be provided upon the Commission s request.

          4.18. Second Amendment dated December 1, 1995, to the Loan and Security Agreement dated December 12, 1994, between El Dorado Chemical Company and Slurry Explosives Corporation, and BankAmerica Business Credit, Inc.

          4.19. Second Amendment dated December 1, 1995, to the Loan and Security Agreement dated December 12, 1994, between International Environmental Corporation, and BankAmerica Business Credit, Inc.

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

          10.8. Union Contracts, dated August 5, 1995, between EDC and the Oil, Chemical and Atomic Workers, the International Association of Machinists and Aerospace Workers and the United Steel Workers of
     America, dated November 1, 1995.

          10.9. Lease Agreement, dated March 26, 1982, between Mac Venture, Ltd. and Hercules Energy Mfg. Corporation, which the Company hereby incorporates by reference from Exhibit 10.32 to the Company's Form 10-K for the fiscal year ended December 31, 1981.

          10.10. Agreement for Purchase and Sale of Anhydrous Ammonia, dated as of January 1, 1994, between El Dorado Chemical Company and Farmland Industries, Inc., which the Company hereby incorporates by reference from Exhibit 10.10 to the Company's Form 10-K for the fiscal year ended December 31, 1994.

          10.11. Limited Partnership Agreement dated as of May 4, 1995, between the general partner, and LSB Holdings, Inc., an Oklahoma Corporation, as limited partner.

          10.12.    Lease Agreement dated November 12, 1987, between
     Climate Master, Inc. and West Point Company and amendments thereto, which the Company hereby incorporates by reference from Exhibits 10.32, 10.36, and 10.37, to the Company's Form 10-K for fiscal year ended December 31, 1988.

          10.13. Severance Agreement, dated January 17, 1989, between the Company and Jack E. Golsen, which the Company hereby incorporates by reference from Exhibit 10.48 to the Company's Form 10-K for fiscal year ended December 31, 1988. The Company also entered into identical agreements with Tony M. Shelby, David R. Goss, and Barry H. Golsen and the Company will provide copies thereof to the Commission upon request.

          10.14.    Third Amendment to Lease Agreement, dated as of
     December 31, 1987, between Mac Venture, Ltd. and Hercules Energy Mfg. Corporation, which the Company hereby incorporates by reference from
     Exhibit 10.49 to the Company's Form 10-K for fiscal year ended December 31, 1988.

          10.15.    Employment Agreement and Amendment to Severance
     Agreement dated January 17, 1989 between the Company and Jack E. Golsen, dated March 21, 1996.

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

          10.22. Processing Agreement, dated January 1, 1994, between Monsanto Company and El Dorado Chemical Company, which the Company hereby incorporates by reference from Exhibit 10.22 to the Company's Form 10-K for the fiscal year ended December 31, 1994.

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

          10.25. Loan and Security Agreement dated April 5, 1995 between DSN Corporation and the CIT Group, which the Company hereby incorporates by reference from Exhibit 10.25 to the Company's Form 10-K for the fiscal year ended December 31, 1994.

          10.26.    First Amendment to Non-Qualified Stock Option
     Agreement, dated March 2, 1994, and Second Amendment to Stock Option Agreement, dated April 3, 1995, each between the Company and Jack E. Golsen, which the Company hereby incorporates by reference from Exhibit
     10.1 to the Company's Form 10-Q for the fiscal quarter ended March 31, 1995.

          10.27.    Pre-payment Agreement, dated April 20, 1995, and
     Supply Agreement, dated May 8, 1995 each by and between L&S Automotive Products Company, Inc. and ZVL-LSA A.S., which the company hereby incorporates by reference from Exhibit 10.2 to the Company's Form 10-Q for the fiscal quarter ended March 31, 1995. Each of these Agreements is pertaining to the Technical License, Technology Assistance, Engineering and Manufacturing Plant Sales Agreement, dated July 6, 1992, between L&S Automotive Products Company, Inc. and ZVL-ZKL A.S., which the Company hereby incorporates by reference from Exhibit 28.1 to the Company's Form 10-Q for the quarter ended September 30, 1992.

          10.28. Letters, dated January 12, 1996 amending the agreement between L&S Automotive Products Co. and ZVL-LSA A.S.

          11.1.          Statement re: Computation of Per Share Earnings

          22.1.          Subsidiaries of the Company

          23.1.          Consent of Independent Auditors

          27.1.          Financial Data Schedule

     (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the fourth quarter of 1995.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly-authorized, to sign this report on its behalf of this 9th day of April, 1996.
                              LSB INDUSTRIES, INC.


                              By:
                                  /s/ Jack E. Golsen
                                 ---------------------------
                                 Jack E. Golsen
                                 Chairman of the Board and
                                 President
                                 (Principal Executive Officer)


                              By:
                                  /s/ Tony M. Shelby
                                 ----------------------------
                                 Tony M. Shelby
                                 Senior Vice President of Finance
                                 (Principal Financial Officer)

                              By:
                                  /s/ Jim D. Jones
                                 ----------------------------
                                 Jim D. Jones
                                 Vice President, Controller and
                                 Treasurer (Principal Accounting
                                 Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the undersigned have signed this report on behalf of the Company, in the capacities and on the dates indicated.


Dated:  April 9, 1996         By:
                                  /s/ Jack E. Golsen
                                 ------------------------------
                                 Jack E. Golsen, Director


Dated:  April 9, 1996         By:
                                  /s/ Tony M. Shelby
                                 ------------------------------
                                 Tony M. Shelby, Director


Dated:  April 9, 1996         By:
                                  /s/ David R. Goss
                                 ------------------------------
                                 David R. Goss, Director


Dated:  April 9, 1996         By:
                                  /s/ Barry H. Golsen
                                 ------------------------------
                                 Barry H. Golsen, Director


Dated:  April 9, 1996         By:
                                  /s/ Robert C. Brown
                                 ------------------------------
                                 Robert C. Brown, Director


Dated:  April 9, 1996         By:
                                  /s/ Bernard G. Ille
                                 ------------------------------
                                 Bernard G. Ille, Director


Dated:  April 9, 1996         By:
                                  /s/ Jerome D. Shaffer
                                 ------------------------------
                                 Jerome D. Shaffer, Director


Dated:  April 9, 1996         By:
                                  /s/ Raymond B. Ackerman
                                 ------------------------------
                                 Raymond B. Ackerman, Director


Dated:  April 9, 1996         By:
                                  /s/ Horace Rhodes
                                 ------------------------------
                                 Horace Rhodes, Director



                         Report of Independent Auditors

The Board of Directors and Stockholders
LSB Industries, Inc.

We have audited the accompanying consolidated balance sheets of LSB Industries, Inc. as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of LSB Industries, Inc. at December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                  ERNST & YOUNG LLP

Oklahoma City, Oklahoma
February 26, 1996

                             LSB Industries, Inc.

                          Consolidated Balance Sheets

                                                        DECEMBER 31,
                                                    1995           1994
                                                  -----------------------
                                                       (In Thousands)
ASSETS
Current assets (Note 7):
 Cash and cash equivalents                        $  1,420       $  2,610
 Trade accounts receivable, less allowance for
  doubtful accounts of $2,584,000 ($2,000,000
  in 1994)                                          43,975         42,720
 Inventories (Note 4)                               66,265         59,333
 Supplies and prepaid items                          5,684          6,386
                                                  -----------------------
Total current assets                               117,344        111,049

Property, plant and equipment, at cost (Notes
 5 and 7)                                          152,730        133,359
Accumulated depreciation                           (66,460)       (59,675)
                                                  -----------------------
Property, plant and equipment, net                  86,270         73,684

Loans receivable, secured by real estate            15,657         17,243

Other assets, net of valuation allowances and
 allowance for doubtful accounts of $3,090,000
 in 1995 ($1,150,000 in 1994) and accumulated
 amortization of $4,795,000 in 1995 ($4,031,000
 in 1994)                                           18,905         19,305
                                                  -----------------------
                                                  $238,176       $221,281
                                                  =======================

(Continued on following page)

                              LSB Industries, Inc.

                                                       DECEMBER 31,
                                                      1995      1994
                                                    ------------------
                                                      (In Thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Drafts payable                                     $    424  $  1,291
 Accounts payable                                     28,508    29,496
 Accrued liabilities                                   9,239     8,062
 Current portion of long-term debt (Note 7)           14,925     9,716
                                                    ------------------
Total current liabilities                             53,096    48,565

Long-term debt (Note 7)                              103,355    81,965

Commitments and contingencies  (Notes 3, 6
 and 12)

Redeemable, noncumulative, convertible preferred
 stock, $100 par value; 1,566 shares issued and
 outstanding (1,597 in 1994) (Note 10)                   149       152

Stockholders' equity (Notes 7, 9 and 11):
 Series B 12% cumulative, convertible preferred
 stock, $100 par value; 20,000 shares issued and
  outstanding                                          2,000     2,000
 Series 2 $3.25 convertible, exchangeable Class C
  preferred stock, $50 stated value; 920,000 shares
  issued                                              46,000    46,000
 Common stock, $.10 par value; 75,000,000 shares
  authorized, 14,757,416 shares issued (14,620,156
  in 1994)                                             1,476     1,462
 Capital in excess of par value                       37,567    37,369
 Retained earnings                                     5,148    12,883
                                                    ------------------
                                                      92,191    99,714
 Less treasury stock, at cost:
  Series 2 preferred, 5,000 shares                       200       200
  Common stock, 1,845,969 shares (1,559,590 in
   1994)                                              10,415     8,915
                                                    ------------------
Total stockholders' equity                            81,576    90,599
                                                    ------------------
                                                    $238,176  $221,281
                                                    ==================

 See accompanying notes.

                              LSB Industries, Inc.

                     Consolidated Statements of Operations

                                           YEAR ENDED DECEMBER 31,
                                     1995           1994           1993
                                    ---------------------------------------
                                   (In Thousands, Except Per Share Amounts)
Revenues:
 Net sales                          $267,391       $245,025       $232,616
 Other income                          6,724          4,944          4,913
                                    --------------------------------------
                                     274,115        249,969        237,529
Costs and expenses:
 Cost of sales                       210,328        191,916        174,504
 Selling, general and                 57,238         50,821         43,474
  administrative
 Interest                             10,131          6,949          7,507
                                    --------------------------------------
                                     277,697        249,686        225,485
                                    --------------------------------------
Income (loss) from continuing
 operations before provision          (3,582)           283         12,044
 (benefit) for income taxes

Provision (benefit) for
 income taxes                            150           (700)           809
                                    --------------------------------------
Income (loss) from continuing
 operations                           (3,732)           983         11,235

Discontinued operations:
 Income from discontinued
  operations                               -            584          1,228
 Gain on disposal of
  discontinued operations                  -         24,200              -
 Provision for income taxes
  related to discontinued
  operations                               -         (1,300)           (64)
                                    --------------------------------------
                                           -         23,484          1,164
                                    --------------------------------------
Net income (loss)                   $ (3,732)      $ 24,467       $ 12,399
                                    ======================================

Net income (loss) applicable
 to common stock                    $ (6,961)      $ 21,232       $ 10,357
                                    ======================================

Earnings (loss) per common share:
 Primary:
  Income (loss) from continuing
   operations                       $   (.53)      $  (0.16)      $   0.69
                                    ======================================
  Net income (loss)                 $   (.53)      $   1.54       $   0.77
                                    ======================================
 Fully diluted:
  Income (loss) from continuing
   operations                       $   (.53)      $  (0.16)      $   0.63
                                    ======================================
  Net income (loss)                 $   (.53)      $   1.46       $   0.71
                                    ======================================

See accompanying notes.

                             LSB Industries, Inc.

                Consolidated Statements of Stockholders' Equity

                                                                                       RETAINED
                                         COMMON STOCK      NON-                        EARNINGS
                                        --------------     REDEEMABLE    CAPITAL IN    (ACCUMU-    TREASURY  TREASURY
                                                 PAR       PREFERRED     EXCESS OF     LATED       STOCK--   STOCK--
                                         SHARES  VALUE     STOCK         PAR VALUE     DEFICIT)    COMMON    PREFERRED  TOTAL
                                        ----------------------------------------------------------------------------------------
                                                                                (In Thousands)
Balance at December 31, 1992              8,098  $  810    $ 17,357      $21,978       $(17,227)   $(4,579)  $     -    $18,339

Net income                                    -       -           -            -         12,399          -           -   12,399
Conversion of 85 shares of                    3       -           -            5              -          -           -        5
 redeemable preferred stock to
 common stock
Conversion of 657,390 shares of Series    5,008     501     (13,148)      12,647              -          -           -        -
 1 preferred to common stock
Redemption of Series 1 preferred              -       -        (115)          (8)             -          -           -     (123)
Retirement of Series 1 preferred              -       -      (2,094)         214              -      1,880           -        -
 held in treasury
 Sale of common stock                       263      26           -        1,914              -          -           -    1,940
 Sale of Series 2 preferred                   -       -      46,000       (2,129)             -          -           -   43,871
 Exercise of stock options:
   Cash received                            640      64           -        1,501              -          -           -    1,565
   Stock tendered and added to              502      50           -          998              -     (1,048)          -        -
    treasury at market value
Dividends declared:
  Series B 12% preferred stock                -       -           -            -           (240)         -           -     (240)
   ($12.00 per share)
  Redeemable preferred stock                  -       -           -            -            (16)         -           -      (16)
   ($10.00 per share)
  Common stock ($.06 per share)               -       -           -            -           (797)         -           -     (797)
  Series 2 preferred stock                    -       -           -            -         (1,660)         -           -   (1,660)
   ($1.80 per share)
 Purchase of treasury stock                   -       -           -            -              -       (412)          -     (412)
                                     ----------------------------------------------------------------------------------------------
Balance at December 31, 1993             14,514   1,451      48,000       37,120         (7,541)    (4,159)          -   74,871

(Continued on following page)

                              LSB Industries, Inc.

                                                                                       RETAINED
                                         COMMON STOCK      NON-                        EARNINGS
                                        --------------     REDEEMABLE    CAPITAL IN    (ACCUMU-    TREASURY  TREASURY
                                                 PAR       PREFERRED     EXCESS OF     LATED       STOCK--   STOCK--
                                         SHARES  VALUE     STOCK         PAR VALUE     DEFICIT)    COMMON    PREFERRED  TOTAL
                                        ----------------------------------------------------------------------------------------
                                                                                (In Thousands)
Net income                                    -  $    -    $      -      $    -        $24,467     $    -    $      -    $24,467
Conversion of 40 shares of                    1       -           -           1              -          -           -         1
 redeemable preferred stock to
 common stock
Exercise of stock options for cash          105      11           -         248              -          -           -       259
Dividends declared:
  Series B 12% preferred stock                -       -           -           -           (240)         -           -      (240)
   ($12.00 per share)
  Redeemable preferred stock                  -       -           -           -            (16)         -           -       (16)
   ($10.00 per share)
  Common stock ($.06 per share)               -       -           -           -           (808)         -           -      (808)
  Series 2 preferred stock                    -       -           -           -         (2,979)         -           -    (2,979)
   ($3.25 per share)
Purchase of treasury stock                    -       -           -           -              -     (4,756)       (200)   (4,956)
                                 ----------------------------------------------------------------------------------------------
Balance at December 31, 1994             14,620   1,462      48,000      37,369         12,883     (8,915)       (200)   90,599

Net loss                                      -       -           -           -         (3,732)         -           -    (3,732)
Conversion of 31 shares of                    1       -           -           2              -          -           -         2
 redeemable preferred stock to
 common stock
Exercise of stock options:
  Cash received                             100      10           -         145              -          -           -       155
  Stock tendered and added to                36       4           -          51              -        (55)          -         -
   treasury at market value
Dividends declared:
  Series B 12% preferred stock                -       -           -           -           (240)         -           -      (240)
   ($12.00 per share)
  Redeemable preferred stock                  -       -           -           -            (16)         -           -       (16)
   ($10.00 per share)
  Common stock ($.06 per share)               -       -           -           -           (774)         -           -      (774)
  Series 2 preferred stock                    -       -           -           -         (2,973)         -           -    (2,973)
   ($3.25 per share)
Purchase of treasury stock                    -       -           -           -              -     (1,445)          -    (1,445)
                                 ----------------------------------------------------------------------------------------------
Balance at December 31, 1995             14,757  $1,476     $48,000     $37,567        $ 5,148   $(10,415)      $(200)  $81,576
                                 ==============================================================================================

See accompanying notes.

                             LSB Industries, Inc.

                     Consolidated Statements of Cash Flows

                                              YEAR ENDED DECEMBER 31,
                                            1995       1994       1993
                                        --------------------------------
                                                  (In Thousands)
          CASH FLOWS FROM CONTINUING
           OPERATIONS
          Income (loss) from continuing   $ (3,732)  $    983   $ 11,235
           operations
          Adjustments to reconcile
           income (loss) from
           continuing operations to net
           cash provided (used) by
           continuing operations:
            Depreciation, depletion and
             amortization:
              Property, plant and            7,909      6,998      5,870
               equipment
              Other                          1,150      1,077        959
            Provision for possible
             losses:
              Trade accounts receivable      1,696      1,468        439
              Notes receivable               1,350        650          -
              Environmental matter               -        450          -
              Loan guarantee                   590          -          -
            Gain of sales of assets           (203)    (1,303)    (1,587)
            Cash provided (used) by
             changes in assets and
             liabilities:
               Trade accounts receivable    (4,092)     3,923    (13,523)
               Inventories                  (6,091)   (13,692)     2,737
               Supplies and prepaid            725       (927)    (1,282)
                items
               Accounts payable               (902)     6,209       (718)
               Accrued liabilities           1,256        850       (867)
               Billings in excess of             -          -     (4,858)
                costs and estimated
                earnings
                                        --------------------------------
           Net cash provided (used) by        (344)     6,686     (1,595)
           continuing operations

          CASH FLOWS FROM INVESTING
           ACTIVITIES OF CONTINUING
           OPERATIONS
          Capital expenditures             (17,810)   (15,647)    (9,397)
          Purchase of loans receivable           -     (3,068)         -
          Principal payments on loans        1,586        388          -
           receivable
          Proceeds from sales of
           equipment and real estate         1,345      4,399      6,735
           properties

          Other assets                      (3,872)    (5,566)    (1,882)
          Cash acquired in connection            -          -      1,228
           with acquisitions
          Payments for acquisitions              -          -     (1,747)
                                        --------------------------------
          Net cash used by investing       (18,751)   (19,494)    (5,063)
           activities

(Continued on following page)

                              LSB Industries, Inc.

                                              YEAR ENDED DECEMBER 31,
                                            1995       1994       1993
                                        --------------------------------
                                                  (In Thousands)
          CASH FLOWS FROM FINANCING
           ACTIVITIES OF CONTINUING
           OPERATIONS
          Payments on long-term and        $(9,476)  $ (7,635)  $(17,828)
           other debt
          Long-term and other borrowings    18,471     17,124          -
          Net change in revolving debt      15,070     47,004     (4,950)
           facilities
          Net change in receivables
           previously financed by                -    (33,570)     1,218
           discontinued operations
          Net change in drafts payable        (867)        71     (3,329)
          Dividends paid:
           Preferred stocks                 (3,229)    (3,235)    (1,916)
           Common stock                       (774)      (808)      (797)
          Purchase of treasury stock:
           Preferred stock                       -       (200)         -
           Common stock                     (1,445)    (4,756)      (302)
          Net proceeds from issuance of
           common and preferred stock          155        259     47,141
                                        --------------------------------
          Net cash provided by
           financing activities of          17,905     14,254     19,237
           continuing operations
                                        --------------------------------
          Net increase (decrease) in
           cash from continuing             (1,190)     1,446     12,579
           operations

          Net change in cash from                -     (1,617)   (10,913)
           discontinued operations
                                         -------------------------------
          Net increase (decrease) in
           cash and cash equivalents        (1,190)      (171)     1,666
           from all activities
          Cash and cash equivalents at       2,610      2,781      1,115
           beginning of year
                                        --------------------------------
          Cash and cash equivalents at     $ 1,420   $  2,610   $  2,781
           end of year
                                        ================================

See accompanying notes.

                             LSB Industries, Inc.

                  Notes to Consolidated Financial Statements

                       December 31, 1995, 1994 and 1993



1. BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of LSB Industries, Inc. (the "Company") and its subsidiaries. On May 25, 1994, the financial services subsidiary, Equity Bank for Savings, F.A. ("Equity Bank"), was sold and, thus, the consolidated statements of operations for 1994 and 1993 present the operations of Equity Bank as discontinued operations.


2. ACCOUNTING POLICIES

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

STATEMENTS OF CASH FLOWS

For purposes of reporting cash flows, cash and cash equivalents include cash, overnight funds and interest bearing deposits with original maturities when purchased by the Company of 90 days or less.

Supplemental cash flow information includes:

                                            1995     1994    1993
                                        -------------------------
                                             (In Thousands)

          Cash payments for interest
           and income taxes:
            Interest on long-term debt    $10,613  $7,440  $7,159
            and other
            Income taxes                      670     832     861
          Noncash financing and
           investing activities--
            Long-term debt issued for       2,534   4,884   1,500
            property, plant and
            equipment

                             LSB Industries, Inc.

2. ACCOUNTING POLICIES (CONTINUED)

LOANS RECEIVABLE

Loans receivable are stated at unpaid principal balances, less any allowance for loan losses (none in 1995, 1994 or 1993). Management's periodic evaluation of the adequacy of the allowance is based on past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of the underlying collateral, and current economic conditions.

INVENTORIES

Purchased machinery and equipment are carried at specific cost plus duty, freight and other charges, not in excess of net realizable value. All other inventory is priced at the lower of cost or market, with cost being determined using the first-in, first-out (FIFO) basis, except for certain heat pump products with a value of $5,981,000 at December 31, 1995 ($9,007,000 at December 31, 1994), which are priced at the lower of cost or market, with cost being determined using the last-in, first-out (LIFO) basis. The difference between the LIFO basis and current cost is not material at December 31, 1995 or 1994.

DEPRECIATION

For financial reporting purposes, depreciation, depletion and amortization is primarily computed using the straight-line method over the estimated useful lives of the assets.

CAPITALIZATION OF INTEREST

Interest costs of $1,357,000 and $491,000 related to the construction of a new nitric acid plant were capitalized in 1995 and 1994, respectively (none in 1993) and will be amortized over the related plant's estimated useful life.

EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED

The excess of purchase price over net assets acquired totals $4,361,000 and $4,776,000, net of accumulated amortization, of $2,980,000 and $2,565,000 at December 31, 1995 and 1994, respectively, is included in other assets and is being amortized by the straight-line method over periods of 10 to 22 years. The carrying value of the excess of purchase price over net assets acquired is reviewed (using estimated future net cash flows, including proceeds from disposal) if the facts and circumstances suggest that it may be impaired. No impairment provisions were required in 1995, 1994 or 1993.

                             LSB Industries, Inc.

2. ACCOUNTING POLICIES (CONTINUED)

IMPAIRMENT OF LONG-LIVED ASSETS

In March 1995, the FASB issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The Company will adopt Statement 121 in the first quarter of 1996. Based on presently available estimates, the new impairment rules are not expected to have a material impact on the Company.

RESEARCH AND DEVELOPMENT COSTS

Costs incurred in connection with product research and development are expensed as incurred. Such costs amounted to $501,000 in 1995, $606,000 in 1994 and $788,000 in 1993.

ADVERTISING COSTS

Costs incurred in connection with advertising and promotion of the Company's products are expensed as incurred. Such costs amounted to $1,658,000 in 1995, $1,321,000 in 1994 and $1,310,000 in 1993.

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK

Net income (loss) applicable to common stock is computed by adjusting net income or loss by the amount of preferred stock dividends.

EARNINGS (LOSS) PER SHARE

Primary earnings (loss) per common share are based upon the weighted average number of common shares and dilutive common equivalent shares outstanding during each year after giving appropriate effect to preferred stock dividends.

Fully diluted earnings (loss) per share are based on the weighted average number of common shares and dilutive common equivalent shares outstanding and the assumed conversion of dilutive convertible securities outstanding after appropriate adjustment for interest and related income tax effects on convertible notes payable, as applicable.

                             LSB Industries, Inc.

2. ACCOUNTING POLICIES (CONTINUED)

Average common shares outstanding used in computing earnings per share are as follows:

                                    1995        1994        1993
                                 ----------------------------------
                Primary          13,223,445  13,831,128  13,401,194
                Fully diluted    13,233,022  15,155,461  15,397,886

3. DISCONTINUED OPERATIONS--FINANCIAL SERVICES

On May 25, 1994, pursuant to a Stock Purchase Agreement, dated as of February 9, 1994 (the "Acquisition Agreement"), the Company sold for $91.1 million its wholly-owned subsidiary, Equity Bank, which constituted the Financial Services Business of the Company, to Fourth Financial Corporation (the "Purchaser"). The Purchaser acquired all of the outstanding shares of capital stock of Equity Bank. Equity Bank's revenues for the period from January 1, 1994 to May 25, 1994 and the year ended December 31, 1993 were $16.5 million and $41.8 million, respectively.

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

                             LSB Industries, Inc.

4. INVENTORIES

Inventories at December 31, 1995 and 1994 consist of:

                                             FINISHED
                                          (OR PURCHASED)  WORK-IN-     RAW
                                              GOODS       PROCESS   MATERIALS   TOTAL
                                        ----------------------------------------------
                                                        (In Thousands)
Air handling units                              $ 2,477    $ 1,153    $ 5,835  $ 9,465
Machinery and industrial                          7,908          -          -    7,908
 supplies
Automotive products                              21,494      4,307      2,033   27,834
Chemical products                                 6,917      6,787      7,354   21,058
                                        ----------------------------------------------
Total                                           $38,796    $12,247    $15,222  $66,265
                                        ==============================================
1994 total                                      $33,926    $ 9,796    $15,611  $59,333
                                        ==============================================

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, consist of:

                                             DECEMBER 31,
                                            1995      1994
                                        --------------------
                                           (In Thousands)
Land and improvements                     $  4,405  $  4,405
Buildings and improvements                  20,615    20,346
Machinery, equipment and automotive        118,567    99,507
Furniture, fixtures and store equipment      5,854     5,760
Producing oil and gas properties             3,289     3,341
                                        --------------------
                                           152,730   133,359
Less accumulated depreciation,              66,460    59,675
 depletion and amortization             --------------------
                                          $ 86,270  $ 73,684
                                        ====================

6. FOREIGN SALES CONTRACT

In connection with a 1992 equipment sales contract with a foreign customer, a subsidiary of the Company agreed to a contract amendment in May 1995 that enabled collection of outstanding billings on the contract and required the customer deliver bearing products to the subsidiary, at a future date, without charge to the subsidiary. The amendment also included a purchase commitment by the subsidiary to purchase $30 million of bearing products from the customer

                            LSB Industries, Inc.

6. FOREIGN SALES CONTRACT (CONTINUED)

over a five-year period. During 1995, the subsidiary purchased approximately $3.1 million of product in connection with such requirement.

In January 1996, the subsidiary negotiated another amendment to the agreement with the foreign customer, modifying the subsidiary's firm commitment to purchase $30 million of bearing products over the five-year period to a best efforts arrangement in exchange for waiver of the foreign customer's commitment to provide bearing products without charge to the subsidiary at a future date.

Accordingly, as a result of the elimination of the subsidiary's future bearing product commitment, the Company has recognized the remaining $1.8 million of contract revenue in the fourth quarter of 1995 which had been previously deferred pending completion of the subsidiary's firm purchase commitment.

7. LONG-TERM DEBT

Long-term debt is detailed as follows:

                                             DECEMBER 31,
                                            1995    1994
                                          -----------------
                                          (In Thousands)
          Secured revolving credit
           facility with interest at a
           base rate of a certain bank
           plus a specified percentage
           (9.39% aggregate rate at
           December 31, 1995) (A)         $ 59,175  $44,379
          Secured loans of a subsidiary
           with interest payable
           quarterly at rates indicated
           (B):
            10.415% to 12.72% term loans    10,688   15,833
            Revolving credit facility
             at a base rate of a
             certain bank plus a
             specified percentage
             (10.75% at December 31,
             1995)                           3,750    5,556
          Secured loan with interest
           payable monthly (C)              15,728   12,750
          Note payable to bank, due in
           monthly installments of
           principal and interest
           through May 2000, interest
           at a rate equal to the Wall
           Street Journal prime rate
           plus 1% (aggregate rate of
           9.5% at December 31, 1995)
           (D)                               8,819        -
          Other, with interest at rates
           of 7.5% to 12.25%                20,120   13,163
                                          -----------------
                                           118,280   91,681
          Less current portion of
           long-term debt                   14,925    9,716
                                          -----------------
          Long-term debt due after one
           year                           $103,355  $81,965
                                          =================


                            LSB Industries, Inc.

7. LONG-TERM DEBT (CONTINUED)

(A) In December 1994, the Company, certain subsidiaries of the Company and a bank entered into a series of six asset-based revolving credit facilities aggregating up to $65 million based upon defined eligible assets. The agreement provides for an initial term of three years; however, the agreement will automatically renew for successive 13-month terms, unless terminated by either party. The revolving loans are available based on varying percentages of eligible accounts receivable and inventory and also provide for the issuance of letters of credit of up to $11 million, subject to certain restrictions. The agreement provides for loans at the reference rate as defined (which approximates the national prime rate) plus 1%, or the Eurodollar rate plus 3.375%, with interest due monthly. The agreement is secured by substantially all of the Company's receivables, inventory, proprietary rights, and proceeds thereof and the stock of certain participating subsidiaries. The agreement contains financial covenants, including limitations on dividends, investments and capital expenditures, and requires maintenance of tangible net worth, as defined (escalating from $78 million in 1995 to $84 million in 1997), and debt ratios whereby the "borrowing groups" debt (excluding the borrowings under this agreement) shall not exceed 85% of the Company's adjusted tangible net worth.

(B) This agreement between a subsidiary of the Company and two institutional lenders provides for two series of term loans and a revolving credit facility which provides a maximum available credit line of approximately $3.75 million as of December 31, 1995. The availability under the revolving credit facility reduces by $1.8 million in 1996 with the remainder due in March 1997. Annual principal payments of the term loans are $5.1 million and $5.6 million in March 1996 and 1997, respectively.

    The agreement is secured by substantially all of the subsidiaries' assets, not otherwise pledged and the stock of certain participating subsidiaries. It requires the Company to maintain certain financial ratios and contains other financial covenants, including working capital, fixed charge coverage and tangible net worth requirements and capital expenditure limitations. Payments to the parent company are limited to (i) the amount of income taxes that the subsidiary would pay if the subsidiary filed separate income tax returns, (ii) management and other fees required for reimbursement of reasonable costs and expenses,

                            LSB Industries, Inc.

7. LONG-TERM DEBT (CONTINUED)

    consistent with past practices and (iii) other payments to the parent company up to 25% or 50% of the cumulative net income of the subsidiary, depending on the total capitalization ratio, as defined, of the Company. As a result of the various restrictions under the agreement, the subsidiary is permitted to transfer approximately $1.5 million of net assets to the parent company as of December 31, 1995.

(C) This agreement, as amended, between a subsidiary of the Company and an institutional lender provided for a construction loan in the aggregate amount of $16.5 million, the proceeds of which were used in the construction of a nitric acid plant. Interest during the construction period accrued at a rate equal to the LIBOR rate plus 3.10%. In November 1995, the loan converted to a term loan requiring 84 equal monthly payments of principal plus interest, with interest at a fixed rate equal to the five-year U.S. Treasury Security rate plus 2.7% (an aggregate rate of 8.86% at December 31,
    1995). This agreement is secured by the plant, equipment and machinery, and proprietary rights associated with the plant which has an approximate carrying value of $24.2 million.

    This agreement contains various financial and restrictive covenants, including a requirement to maintain tangible net worth, as defined, of $75 million, escalating to $82.5 million after December 31, 1996. Subsequent to December 31, 1995, the Company obtained a waiver from the lender reducing the minimum tangible net worth through March 31, 1996 and accepting a certain existing lien by a third party on the assets of the plant. The Company expects to be able to comply with this revised covenant subsequent to such date.

(D) In May 1995, a subsidiary of the Company entered into a term loan agreement in the amount of $9 million. During the term of the loan, which matures in May 2000, the outstanding principal balance is payable in 60 monthly payments of principal and interest, commencing on May 31, 1995. The amount of the monthly principal and interest payment is the amount necessary to fully amortize the principal balance over a 180-month period ("Amortization Period") at a rate of interest equal to 1% in excess of the prime rate of a certain bank. On June 30, 1995, and on the last day of each calendar quarter thereafter, the monthly principal and interest payment will be adjusted to an amount which would fully amortize the outstanding principal balance on the last day of each calendar quarter over the remaining part of the Amortization Period. When the loan matures in May 2000, all outstanding and unpaid principal and all accrued and unpaid interest on the loan shall become immediately due. The loan is secured by a loan receivable which has a book value of $13,967,500 as of December 31, 1995 as well as the commercial management agreement between the subsidiary and a certain property management company and the subsidiary's option to purchase the building which secures the loan receivable.

                            LSB Industries, Inc.

7. LONG-TERM DEBT (CONTINUED)

Maturities of long-term debt for each of the five years after December 31, 1995 are: 1996--$14,925,000; 1997--$72,475,000; 1998--$5,342,000; 1999--$4,483,000;
2000--$12,214,000 and thereafter--$8,841,000.


8. INCOME TAXES

The provision (benefit) for income taxes from continuing operations consists of the following for the year indicated:

                      1995     1994    1993
                     -----------------------
                          (In Thousands)
        Current:
           Federal    $   -  $(1,150)  $ 142
           State        150      450     667
                      ----------------------
                      $ 150  $  (700)  $ 809
                      ======================

The approximate tax effects of each type of temporary difference and carryforward that are used in computing deferred tax assets and liabilities and the valuation allowance related to deferred tax assets at December 31, 1995 and 1994 are as follows:

                                           1995     1994
                                        ------------------
                                          (In Thousands)
DEFERRED TAX ASSETS
Allowances for doubtful
 accounts and other asset                 $ 3,508  $ 2,399
 impairments not deductible
 for tax purposes

Capitalization of certain                   2,425    2,102
 costs as inventory for tax
 purposes
Net operating loss                         16,745   18,227
 carryforward
Investment tax and                          1,300    1,212
 alternative minimum tax
 credit carryforwards
Other                                       1,032      864
                                        ------------------
Total deferred tax assets                  25,010   24,804
           Less valuation allowance        15,492   14,717
                                        ------------------
Net deferred tax assets                   $ 9,518  $10,087
                                        ==================

DEFERRED TAX LIABILITIES
Accelerated depreciation used             $ 7,256  $ 7,751
 for tax purposes
Inventory basis difference                  2,139    2,139
 resulting from a business
 combination
Other                                         123      197
                                        ------------------
Total deferred tax liabilities            $ 9,518  $10,087
                                        ==================

                            LSB Industries, Inc.

8. INCOME TAXES (CONTINUED)

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

The differences between the amount of the provision for income taxes and the amount which would result from the application of the federal statutory rate to "Income (loss) from continuing operations before provision (benefit) for income taxes" for each of the three years in the period ended December 31, 1995 are detailed below:

                                            1995      1994      1993
                                        -----------------------------
                                               (In Thousands)

          Provision (benefit) for
           income taxes at federal        $(1,254)  $    96   $ 4,215
           statutory rate

          Changes in the valuation
           allowance related to             1,735      (291)   (4,770)
           deferred tax assets

          State income taxes, net of           99       297       259
           federal benefit
          Amortization of excess of
           purchase price over net            143       139       191
           assets acquired

          Foreign subsidiary loss             615       (19)        -
           (income)
          Nondeductible life insurance        142        98        77
           premiums
          Settlement of dispute with            -         -       618
           governmental agency
          Utilization of regular and/or
           alternative minimum tax net     (1,326)   (1,300)        -
           operating loss carryforward

          Alternative minimum tax               -       150       142
          Other                                (4)      130        77
                                        -----------------------------
          Provision (benefit) for         $   150   $  (700)  $   809
           income taxes
                                        =============================

At December 31, 1995, the Company has net operating loss ("NOL") carryforwards for tax purposes of approximately $43 million. Such amounts expire beginning in 1999. The Company also has investment tax credit carryforwards of approximately $568,000 which begin expiring in 1996.

                            LSB Industries, Inc.

9. STOCKHOLDERS' EQUITY

STOCK OPTIONS

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which establishes financial accounting and reporting standards for stock-based employee compensation plans. Effective for fiscal years beginning after December 15, 1995, the statement provides the option to continue under the accounting provisions of APB Opinion 25, while requiring pro forma footnote disclosures of the effects on net income and earnings per share, calculated as if the new method had been implemented. The Company will adopt the financial reporting provisions of SFAS 123 for 1996, but expects to elect to continue under the accounting provisions of APB Opinion 25.

QUALIFIED STOCK OPTION PLANS

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

Activity in the Company's stock option plans during each of the three years in the period ended December 31, 1995 is as follows:

                                            1995       1994        1993
                                        ----------------------------------
          Outstanding options at           581,140    556,640    1,340,276
           beginning of year
          Granted                           91,000     54,000       14,000
          Exercised                        (61,000)   (29,500)    (791,636)
          Surrendered, forfeited or              -          -       (6,000)
           expired
                                        ----------------------------------
          Outstanding options at end of    611,140    581,140      556,640
           year
                                        ==================================

                            LSB Industries, Inc.

9. STOCKHOLDERS' EQUITY (CONTINUED)

                                            1995       1994        1993
                                        ----------------------------------
At end of year:
 Prices of outstanding options            $   1.13   $   1.13   $     1.13
                                              TO         to           to
                                          $   9.00   $   9.00   $     9.00
 Average option price per                 $   3.41   $   2.84   $     2.44
  share
 Options exercisable                       390,540    356,940      280,640
 Options available for future              781,300    872,300      926,300
  grants

NON-QUALIFIED STOCK OPTION PLANS

The Company's Board of Directors approved the grant of non-qualified stock options to the Company's outside directors, President and a key employee of one of the Company's subsidiaries, as detailed below. The option price was based on the market value of the Company's common stock at the date of grant and these options are exercisable at any time after the date of grant and expire five years from such date; however, the options granted to the key employee have a vesting schedule which has been completed and do not expire until ten years from the date of grant. During 1995, three of the Company's directors exercised options to purchase 75,000 shares of the Company's stock at $1.38 per share. During 1994, three of the Company's Directors exercised options to purchase 75,000 shares of the Company's stock at $2.63 per share. During 1993, one of the Company's directors exercised options to purchase 65,000 shares of the Company's stock at an average price of $2.26 per share.

                                                  NUMBER OF SHARES
                                          SUBJECT TO OPTIONS OUTSTANDING AT
DATE GRANTED                OPTION PRICE          DECEMBER 31, 1995
OR EXTENDED                  PER SHARE
- ---------------------------------------------------------------------------
September 1990                 $1.375                     25,000
June 1992                      $3.125                     45,000
April 1994                     $ 9.00                     25,000
June 1994 (A)                  $2.625                    165,000
April 1995                     $5.375                     25,000

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

                            LSB Industries, Inc.

9. STOCKHOLDERS' EQUITY (CONTINUED)

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

The Company shall automatically grant to each outside director an option to acquire 5,000 shares of the Company's common stock on April 30 following the end of each of the Company's fiscal years in which the Company realizes net income of $9.2 million or more for such fiscal year. The exercise price for an option granted under this plan shall be the fair market value of the shares of common stock at the time the option is granted. Each option granted under this plan to the extent not exercised shall terminate upon the earlier of the termination as a member of the Company's Board of Directors or the fifth anniversary of the date such option was granted. During each 1995 and 1994, there were 25,000 options granted at $5.375 and $9.00 per share, respectively, under the Outside Director Plan.

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

                            LSB Industries, Inc.

9. STOCKHOLDERS' EQUITY (CONTINUED)

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


10. REDEEMABLE PREFERRED STOCK

Each share of the noncumulative redeemable preferred stock, $100 par value, is convertible into 40 shares of the Company's common stock at any time at the option of the holder; entitles the holder to one vote and is redeemable at par. The redeemable preferred stock provides for a noncumulative annual dividend of 10%, payable when and as declared. Dividend payments were current at December 31, 1995 and 1994.


11. NON-REDEEMABLE PREFERRED STOCK

The 20,000 shares of Series B cumulative, convertible preferred stock, $100 par value, are convertible, in whole or in part, into 666,666 shares of the Company's common stock (33.3333 shares of common stock for each share of preferred stock) at any time at the option of the holder and entitles the holder to one vote per share. The Series B preferred stock provides for annual cumulative dividends of 12% from date of issue, payable when and as declared. Dividend payments were current at December 31, 1995 and 1994.

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

                            LSB Industries, Inc.

11. NON-REDEEMABLE PREFERRED STOCK (CONTINUED)

The Series 2 Preferred is not redeemable prior to June 15, 1996. The Series 2 Preferred will be redeemable at the option of the Company, in whole or in part, at $52.28 per share if redeemed on or after June 15, 1996, and thereafter at prices decreasing ratably annually to $50.00 per share on or after June 15, 2003, plus accrued and unpaid dividends to the redemption date. Dividends on the Series 2 Preferred are cumulative and are payable quarterly in arrears. Dividend payments were current at December 31, 1995 and 1994.

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

At December 31, 1995, the Company is authorized to issue an additional 248,435 shares of $100 par value preferred stock and an additional 5,000,000 shares of no par value preferred stock. Upon issuance, the Board of Directors of the Company is to determine the specific terms and conditions of such preferred stock.


12. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company leases certain property, plant and equipment under noncancelable operating leases. Future minimum payments on operating leases with initial or remaining terms of one year or more at December 31, 1995 are as follows:

                        (In Thousands)
          1996             $ 2,192
          1997               1,443
          1998               1,191
          1999                 900
          2000                 872
          After 2000         8,204
                           -------
                           $14,802
                           =======

                            LSB Industries, Inc.

12. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Rent expense under all operating lease agreements, including month-to-month leases, was $3,400,000 in 1995, $3,149,000 in 1994 and $2,595,000 in 1993.
Renewal options are available under certain of the lease agreements for various periods at approximately the existing annual rental amounts. Rent expense paid to related parties was $90,000 in each 1995 and 1994 and $120,000 in 1993.

DEBT GUARANTEE

The Company has guaranteed approximately $2.6 million of indebtedness of a start-up aviation company in exchange for a 24% ownership interest, to which no value has been assigned as of December 31, 1995. The Company is, however, accruing losses of the aviation company based on its ownership percentage and, as a result, the Company has recorded losses of $590,000 in 1995 (none in 1994 or 1993) related to the debt guarantee. The debt guarantee relates to two note instruments, both of which require interest only payments through September 1996. One note, on which a subsidiary of the Company has guaranteed up to $600,000 of indebtedness, matures September 28, 1996. The other note, on which the Company has guaranteed up to $2 million, requires monthly principal payments of $11,111 plus interest beginning in October 1996 until it matures on August 8, 1999, at which time all outstanding principal and unpaid interest are due. In the event of default of this note, the Company is required to assume payments on the note with the term extended until August 2004.

In November 1995, the start-up aviation company completed and test flew its first operational model. The aviation company expects to complete the Federal Aviation Authority certification process by mid-1997, at which time commercial production development may begin. It is expected that the aviation company will require additional external funding during such period, the source of which has not yet been determined (the Company has advanced $150,000 to the aviation company subsequent to December 31, 1995 and may provide additional amounts in future periods).

If the aviation company is not successful in completing the certification process, obtaining additional external funding or selling a significant interest in the business to third parties, the Company is likely to become responsible for repayment of the $2.6 million indebtedness guarantee and may not be able to recover amounts advanced.

                            LSB Industries, Inc.

12. COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

   Subsequent to the signing of the Agreement on May 2, 1995, the Company completed its remediation and closure activities and had the "Closure Certification Report" approved by the State of Arkansas. Post closure activities associated with the landfill closure are being implemented in accordance with the Agreement. The Company also submitted a "Groundwater Monitoring Work Plan" to the State of Arkansas which has been approved and the initial phase of field work has been completed. A work plan for the second phase of the monitoring has also been submitted and approved by the State of Arkansas.

                            LSB Industries, Inc.

12. COMMITMENTS AND CONTINGENCIES (CONTINUED)

   On February 12, 1996, the Company entered into another Consent
   Administrative Agreement ("Agreement") to resolve certain compliance issues associated with nitric acid concentrations. The Company is currently investigating the feasibility of several options for installing additional pollution control equipment to reduce opacity and constituent emissions which impact opacity. The Company has been assessed a $50,000 civil penalty associated with the Agreement; however, the Company is planning to undertake one or more supplemental environmental projects in lieu of the penalty.

   The Company recorded a provision for environmental costs of $450,000 in 1994 and, as of December 31, 1995, the Company continues to have approximately $290,000 accrued for these environmental matters which the Company believes approximates the remaining costs to be incurred related thereto. Based on information presently available, the Company does not believe that compliance with these agreements should have a material adverse effect on the Company or the Company's financial condition.

C. Subsequent to December 31, 1995, the Company was advised that one or more persons in the vicinity of the primary manufacturing facility of the Company's chemical business had retained legal counsel to bring a tort action against the chemical business claiming that certain of their alleged health issues were caused by air emissions from the manufacturing facility. The Company is unaware of the exact nature of these claims or the amount of damages that the claimants will allege as a result of such alleged injuries. The Company's insurance carrier has been notified of this matter.

The Company, including its subsidiaries, is a party to various other claims, legal actions, and complaints arising in the ordinary course of business. In the opinion of management after consultation with counsel, all claims, legal actions (including those described above) and complaints are adequately covered by insurance, or if not so covered, are without merit or are of such kind, or involve such amounts that unfavorable disposition would not have a material effect on the financial position of the Company, but could have a material impact to the net income of a particular quarter or year, if resolved unfavorably.

OTHER

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

                            LSB Industries, Inc.

12. COMMITMENTS AND CONTINGENCIES (CONTINUED)

The Company has retained certain risks associated with its operations, choosing to self-insure up to various specified amounts under its automobile, workers' compensation, health and general liability programs. The Company reviews such programs on at least an annual basis to balance the cost/benefit between its coverage and retained exposure.

In 1995, in connection with the Company's purchase of a fifty percent (50%) equity interest in an energy conservation joint venture (the "Project"), the Company guaranteed the bonding company's exposure under the payment and performance bonds on the Project, which is approximately $17.9 million. As of December 31, 1995, the Project was approximately 30% complete and the Company expects it to be completed on schedule in 1996. Inasmuch as the Project is presently performing (and is expected to perform in future periods), no demand has been made on the Company's guarantee.


13. EMPLOYEE BENEFIT PLANS

The Company sponsors a retirement plan under Section 401(k) of the Internal Revenue Code under which participation is available to substantially all full-time employees. The Company does not contribute to this plan, although it does pay for all costs associated with administering the plan, none of which are significant.


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

The following methods and assumptions were used by the Company in estimating its fair value of financial instruments:

    LOANS RECEIVABLE: For variable-rate loans with no significant change in credit risk since loan origination, fair values approximate carrying amounts. Fair values for fixed-rate loans are estimated using discounted cash flow analyses, using interest rates which would currently be offered for loans with similar terms to borrowers of similar credit quality and for the same remaining maturities. The fair values of loans which are collateral dependent for realization are estimated using the fair value of the underlying collateral.

    As of December 31, 1995 and 1994, fair values of loans receivable were approximately $18.2 million and $18.6 million, respectively.

                            LSB Industries, Inc.

14. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

    INVESTMENT IN EQUITY SECURITIES: Fair values of investments in equity securities of closely-held companies have not been determined as estimation of such values is not practicable (carrying cost of $802,000 in 1995 and 1994).

    BORROWED FUNDS: Fair values for fixed rate borrowings are estimated using a discounted cash flow analysis that applies interest rates currently being offered on borrowings of similar amounts and terms to those currently outstanding. Carrying values for variable rate borrowings approximate their fair value. As of December 31, 1995 and 1994, carrying values of long-term debt also approximated their estimated fair value.

As of December 31, 1995, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximated their estimated fair value.


15. SEGMENT INFORMATION

The Company and its subsidiaries operate principally in four industries.

     CHEMICAL

     This segment manufactures and sells chemical products for mining, agricultural, electronic, paper and other industries. Production from the Company's primary manufacturing facility in El Dorado, Arkansas, comprises approximately 80% of the chemical segment's sales. Sales to customers of this segment, which primarily include coal mining companies throughout the United States and farmers in Texas, Missouri and Tennessee, are generally unsecured.

     The chemical business is subject to various federal, state and local environmental regulations. Although the Company has designed policies and procedures to help reduce or minimize the likelihood of significant chemical accidents and/or environmental contamination, there can be no assurances that the Company will not sustain a significant future operating loss related thereto.

     Further, the Company purchases substantial quantities of anhydrous ammonia for use in manufacturing its products. The pricing volatility of such raw material directly affects the operating profitability of the chemical segment.

                            LSB Industries, Inc.

15. SEGMENT INFORMATION (CONTINUED)

     ENVIRONMENTAL CONTROL

     This business segment manufactures and sells, primarily from its various facilities in Oklahoma City, a variety of air handling and water source heat pump products for use in commercial and residential air conditioning and heating systems. The Company's various facilities in Oklahoma City comprise substantially all of the environment control operations. Sales to customers of this segment, which primarily include original equipment manufacturers, contractors and independent sales representatives located throughout the world, are generally secured by a mechanic's lien, except for sales to original equipment manufacturers, which are generally unsecured.

     INDUSTRIAL PRODUCTS

     This segment manufactures and purchases machine tools and purchases industrial supplies for sale to machine tool dealers and end users throughout the world. Sales of industrial supplies are generally unsecured, whereas the Company generally retains a security interest in machine tools sold until payment is received.

     The industrial products segment attempts to maintain a full line of certain product lines, which necessitates maintaining certain products in excess of management's successive year expected sales levels. Inasmuch as these products are not susceptible to rapid technological changes, management believes no loss will be incurred on disposition.

     AUTOMOTIVE PRODUCTS

     This segment manufactures and sells, generally on an unsecured basis, anti-friction bearings and other products for automotive applications to wholesalers, retailers and original equipment manufacturers located throughout the world. Net sales from the Company's primary facility in Oklahoma City comprises approximately 75% of the automotive products segment sales.

     At December 31, 1995, the automotive segment has $27.8 million of inventory, a portion of which is in excess of current requirements based on recent sales levels. Management has developed a program to reduce this inventory to desired levels over the near term and believes no significant loss will be incurred on disposition.

Credit, which is generally unsecured, is extended to customers based on an evaluation of the customer's financial condition and other factors. Credit losses are provided for in the financial statements based on historical experience and periodic assessment of outstanding accounts

                            LSB Industries, Inc.

15. SEGMENT INFORMATION (CONTINUED)

receivable, particularly those accounts which are past due. The Company's periodic assessment of accounts and credit loss provisions are based on the Company's best estimate of amounts which are not recoverable. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer bases, and their dispersion across many different industries and geographic areas.

Information about the Company's operations in different industry segments for each of the three years in the period ended December 31, 1995 is detailed below.

                                            1995       1994       1993
                                        --------------------------------
                                                  (In Thousands)
          Sales:
           Chemical                       $136,903   $131,576   $114,952
           Environmental Control            83,843     69,914     69,437
           Industrial Products              13,375     11,222     19,714
           Automotive Products              33,270     32,313     28,513
                                        --------------------------------
                                          $267,391   $245,025   $232,616
                                        ================================
          Gross profit:
           Chemical                       $ 26,050   $ 25,700   $ 27,557
           Environmental Control            21,694     17,651     15,651
           Industrial Products               2,953      1,316      5,160
           Automotive Products               6,366      8,442      9,744
                                        --------------------------------
                                          $ 57,063   $ 53,109   $ 58,112
                                        ================================
          Operating profit (loss):
           Chemical                       $ 13,393   $ 12,809   $ 17,632
           Environmental Control             4,630      3,512      3,900
           Industrial Products              (1,199)    (4,155)     2,120
           Automotive Products              (3,704)    (1,462)     2,528
                                        --------------------------------
                                            13,120     10,704     26,180

          General corporate expenses,       (6,571)    (3,472)    (6,629)
           net
          Interest expense                 (10,131)    (6,949)    (7,507)
                                        --------------------------------
          Income (loss) before            $ (3,582)  $    283   $ 12,044
           provision for income taxes
                                        ================================

                            LSB Industries, Inc.

15. SEGMENT INFORMATION (CONTINUED)

                                            1995       1994       1993
                                        --------------------------------
                                                  (In Thousands)
          Depreciation, depletion and
           amortization of property,
           plant and equipment:
            Chemical                      $  4,532   $  4,044   $  3,696
                                        ================================
            Environmental Control         $  1,582   $  1,427   $  1,015
                                        ================================
            Industrial Products           $    124   $    117   $    118
                                        ================================
            Automotive Products           $    986   $    785   $    502
                                        ================================

          Additions to property, plant
           and equipment:
           Chemical                       $ 17,979   $ 15,532   $  9,036
                                        ================================
           Environmental Control          $    447   $  3,722   $  1,584
                                        ================================
           Industrial Products            $    265   $     74   $    560
                                        ================================
           Automotive Products            $  1,341   $  1,203   $  1,875
                                        ================================

          Identifiable assets:
           Chemical                       $111,890   $ 94,972   $ 77,943
           Environmental Control            41,331     40,660     38,389
           Industrial Products              17,328     18,423     22,688
           Automotive Products              43,872     38,369     31,650
                                        --------------------------------
                                           214,421    192,424    170,670

          Corporate assets                  23,755     28,857     25,368
                                        --------------------------------
          Total assets                    $238,176   $221,281   $196,038
                                        ================================

Revenues by industry segment include revenues from unaffiliated customers, as reported in the consolidated financial statements. Intersegment revenues, which are accounted for at transfer prices ranging from the cost of producing or acquiring the product or service to normal prices to unaffiliated customers, are not significant.

                            LSB Industries, Inc.

15. SEGMENT INFORMATION (CONTINUED)

Gross profit by industry segment represents net sales less cost of sales. Operating profit by industry segment represents revenues less operating expenses. In computing operating profit, none of the following items have been added or deducted: general corporate expenses, income taxes or interest expense.

Identifiable assets by industry segment are those assets used in the operations in each industry. Corporate assets are those principally owned by the parent company or by subsidiaries not involved in the four identified industries.

Revenues from unaffiliated customers include foreign export sales as follows:

GEOGRAPHIC AREA                            1995     1994     1993
- -------------------------------------------------------------------
                                              (In Thousands)
          Mexico and Central and South    $ 5,955  $ 6,976  $ 6,419
           America
          Canada                           10,311   11,649   11,850
          Slovakia                          2,147    1,783    7,488
          Other                            16,300   16,195   11,100
                                        ---------------------------
                                          $34,713  $36,603  $36,857
                                        ===========================

                             LSB Industries, Inc.

                          Supplementary Financial Data

                      Quarterly Financial Data (Unaudited)

                    (In Thousands, Except Per Share Amounts)

                                                        THREE MONTHS ENDED
                                          MARCH 31  JUNE 30  SEPTEMBER 30   DECEMBER 31
                                        -----------------------------------------------
          1995
          Total revenues                   $65,931  $79,932       $65,525       $62,727
                                        ===============================================
           Gross profit on net sales       $16,142  $16,888       $12,976       $11,057
                                        ===============================================
           Income (loss) from continuing
           operations                      $ 1,448  $ 1,503       $(1,801)      $(4,882)
                                         ===============================================
           Net income (loss)               $ 1,448  $ 1,503       $(1,801)      $(4,882)
                                        ===============================================
           Net income (loss) applicable
           to common stock                 $   629  $   699       $(2,604)      $(5,685)
                                         ===============================================
           Primary earnings (loss) per
           common share:
            Continuing operations          $   .05  $   .05       $  (.20)      $  (.43)
                                        ===============================================
                Net income (loss)          $   .05  $   .05       $  (.20)      $  (.43)
                                        ===============================================

          1994
          Total revenues                   $64,352  $69,744       $60,139       $55,734
                                        ===============================================
           Gross profit on net sales       $14,358  $15,230       $12,235       $11,286
                                        ===============================================
          Income (loss) from continuing
           operations                      $ 1,858  $ 2,817       $  (913)      $(2,773)
                                        ===============================================
          Net income (loss)                $ 2,204  $27,255       $  (913)      $(4,079)
                                        ===============================================
          Net income (loss) applicable
           to common stock                 $ 1,380  $26,447       $(1,718)      $(4,877)
                                        ===============================================
          Primary earnings (loss) per
           common share:
            Continuing operations          $   .07  $   .14       $  (.13)      $  (.27)
                                        ===============================================
               Net income                  $   .10  $  1.84       $  (.13)      $  (.37)
                                        ===============================================

                              LSB Industries, Inc.

                Schedule II - Valuation and Qualifying Accounts

                  Years ended December 31, 1995, 1994 and 1993

                             (Dollars in Thousands)

                                                              ADDITIONS       DEDUCTIONS
                                                              ---------       ----------
                                                              CHARGED         WRITE-
                                           BALANCE AT         TO COSTS        OFFS/        BALANCE
                                           BEGINNING          AND             COSTS        AT END
             DESCRIPTION                   OF YEAR            EXPENSES        INCURRED     OF YEAR
- --------------------------------------------------------------------------------------------------
Allowance for doubtful accounts (1):
 1995                                       $2,000            $1,696          $1,112        $2,584
                                            ======================================================
 1994                                       $2,083            $1,468          $1,551        $2,000
                                            ======================================================
 1993                                       $2,582            $  439          $  938        $2,083
                                            ======================================================

Other assets:
 1995                                       $1,150            $1,940          $    -        $3,090
                                            ======================================================
 1994                                       $  500            $  650          $    -        $1,150
                                            ======================================================
 1993                                       $  500            $    -          $    -        $  500
                                            ======================================================

Product warranty liability:
 1995                                       $  689            $  259          $  249        $  699
                                            ======================================================
 1994                                       $  653            $  667          $  631        $  689
                                            ======================================================
 1993                                       $  613            $  427          $  387        $  653
                                            ======================================================

(1) Deducted in the balance sheet from the related assets to which the reserve applies.

Other valuation and qualifying accounts are detailed in the Company's notes to consolidated financial statements.