Form 10-Q
period 1996-03-31
LSB INDUSTRIES INC
filed 1996-05-14
CIK 60714

FORM 10-Q

                               UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly period ended    March 31, 1996
                          -----------------------------------------------
                                    OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   THE SECURITIES EXCHANGE ACT OF 1934

For The transition period from                 to
                              -----------------  ------------------------
Commission file number     1-7677
                      ---------------------------------------------------

                            LSB INDUSTRIES, INC.
           Exact name of Registrant as specified in its charter


         DELAWARE                                 73-1015226
- ------------------------------            -------------------------------
State or other jurisdiction of            I.R.S. Employer
incorporation or organization             Identification No.

          16 South Pennsylvania,   Oklahoma City, Oklahoma  73107
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
The number of shares outstanding of the Registrant's voting Common Stock, as of May 1, 1996 is 12,908,487 shares excluding 1,849,469 shares held as treasury stock.

                                  PART I

                           FINANCIAL INFORMATION


Company or group of companies for which report is filed: LSB Industries, Inc. and all of its wholly-owned subsidiaries.

The accompanying condensed consolidated balance sheet of LSB Industries, Inc. at March 31, 1996, the condensed consolidated statements of operations and cash flows for the three month periods ended March 31, 1996 and 1995 have been subjected to a review, in accordance with standards established by the American Institute of Certified Public Accountants, by Ernst & Young LLP, independent auditors, whose report with respect thereto appears elsewhere in this Form 10-Q. The financial statements mentioned above are unaudited and reflect all adjustments, consisting primarily of adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation of the interim periods. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet at December 31, 1995, was derived from audited financial statements as of that date.


                           LSB INDUSTRIES, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
               (Information at March 31, 1996 is unaudited)
                          (Dollars in thousands)

                                                    March 31,    December 31,
ASSETS                                                1996          1995
_________________________________________          ___________   __________

Current assets:

  Cash and cash equivalents                          $     539   $    1,420

  Trade accounts receivable, net of allowance           52,095       43,975

  Inventories:
    Finished goods                                      39,545       38,796
    Work in process                                     12,150       12,247
    Raw materials                                       15,186       15,222
                                                    __________   __________
      Total inventory                                   66,881       66,265

  Supplies and prepaid items                             7,127        5,684
                                                    __________   __________
    Total current assets                               126,642      117,344

Property, plant and equipment, net                      86,276       86,270

Investments and other assets:

  Loans receivable, secured by real estate              15,613       15,657

  Other assets, net of allowance                        17,194       18,905
                                                    __________   __________
                                                    $  245,725   $  238,176




                         (Continued on following page)





                              LSB INDUSTRIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Continued)
                  (Information at March 31, 1996 is unaudited)
                             (Dollars in thousands)

LIABILITIES                                          March 31,      December 31,
  AND STOCKHOLDERS' EQUITY                             1996             1995
________________________________________           ___________      __________
Current liabilities:
  Drafts payable                                    $      216      $      424
  Accounts payable                                      34,133          28,508
  Accrued liabilities                                   10,092           9,239
  Current portion of long-term debt                     14,086          14,925
                                                    __________      __________
     Total current liabilities                          58,527          53,096

Long-term debt                                         106,831         103,355

Contingencies (Note 4)

Redeemable, noncumulative convertible
  preferred stock, $100 par value; 1,552 shares
  issued and outstanding (1,566 in 1995)                   147             149

Stockholders' equity (Note 3):
  Series B 12% cumulative, convertible
    preferred stock, $100 par value;
    20,000 shares issued and outstanding                 2,000           2,000
  Series 2 $3.25 convertible, exchangeable
    Class C preferred stock, $50 stated
    value; 920,000 shares issued                        46,000          46,000
  Common stock, $.10 par value; 75,000,000
    shares authorized, 14,757,956 shares
    issued (14,757,416 in 1995)                          1,476           1,476
  Capital in excess of par value                        37,569          37,567
  Retained Earnings                                      3,797           5,148
                                                    __________      __________
                                                        90,842          92,191
Less treasury stock, at cost:
  Series 2 Preferred, 5,000 shares                         200             200
  Common stock, 1,848,469 shares
  (1,845,969 in 1995)                                   10,422          10,415
                                                    __________      __________
    Total stockholders' equity                          80,220          81,576
                                                    __________      __________
                                                    $  245,725      $  238,176
                                                    ==========      ==========

                            (See accompanying notes)



                             LSB INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                   Three Months Ended March 31, 1996 and 1995
                (Dollars in thousands, except per share amounts)

                                                       1996         1995
                                                    __________   __________
Revenues:
  Net sales                                          $  69,495   $   65,269
  Other income                                           1,411          662
                                                    __________   __________
                                                        70,906       65,931
Costs and expenses:
  Cost of sales                                         54,688       49,127
  Selling, general and administrative                   13,718       12,869
  Interest                                               2,969        2,388
                                                    __________   __________
                                                        71,375       64,384
                                                    __________   __________
Income (loss) before provision for
  income taxes                                            (469)       1,547
Provision for income taxes                                  62           99
Net income (loss)                                   $     (531)  $    1,448
                                                    ==========   ==========
Net income (loss) applicable to
  common stock (Note 2)                             $   (1,350)  $      629
Average common shares outstanding (Note 2):         ==========   ==========
  Primary                                           12,911,387   13,552,256

  Fully diluted                                     12,911,387   13,573,199

Earnings per common share (Note 2):
  Primary                                           $     (.10)  $      .05
                                                    ==========   ==========
  Fully diluted                                     $     (.10)  $      .05
                                                    ==========   ==========


                            (See accompanying notes)


                              LSB INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                   Three Months Ended March 31, 1996 and 1995
                             (Dollars in thousands)


                                                        1996         1995
                                                     ___________  __________
Cash flows from operations:
  Net income (loss)                                  $    (531)   $    1,448
  Adjustments to reconcile net income (loss)
    to cash flows used by operations:
      Depreciation, depletion and amortization:
       Property, plant and equipment                     2,307         1,667
       Other                                               307           256
     Provision for possible losses
       on receivables and other  assets                    539           180
     Gain on sale of assets                               (659)         (105)
     Cash provided (used) by changes in assets
       and liabilities:
         Trade accounts receivable                      (7,958)       (7,061)
         Inventories                                      (616)       (8,625)
         Supplies and prepaid items                     (1,444)         (669)
         Accounts payable                                5,625         4,046
         Accrued liabilities                               853           878
                                                    __________    __________

     Net cash used by operations                        (1,577)       (7,985)

Cash flows from investing activities:
    Capital expenditures                                (2,173)       (4,563)
    Principal payments on notes receivable                  44           542
    Proceeds from sales of equipment and
     real estate properties                                 15           456
    Proceeds from sale of investment securities          1,444             -
    Increase in other assets                               (96)       (1,472)
                                                    __________    __________

    Net cash used in investing activities                 (766)       (5,037)

Cash flows from financing activities:
    Payments on long-term and other debt                (2,290)         (666)
    Long-term and other borrowings                           -         3,662
    Net change in revolving debt                         4,787        13,779
    Net change in drafts payable                          (208)         (920)
    Dividends paid on preferred stocks (Note 3)           (820)         (816)
    Purchases of treasury stock (Note 3)                    (7)          (93)
                                                    __________    __________

       Net cash provided by financing activities         1,462        14,946
                                                    __________    __________
Net increase (decrease) in cash                           (881)        1,924

Cash and cash equivalents at beginning of period         1,420         2,610
                                                    ----------    ----------
Cash and cash equivalents at end of period          $      539    $    4,534
                                                    ==========    ==========

                            (See accompanying notes)


                            LSB INDUSTRIES, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)
               Three Months Ended March 31, 1996 and 1995



Note 1: At March 31, 1996, the Company had net operating loss ("NOL") carryforwards for tax purposes of approximately $43 million. Such amounts expire beginning in 1999. The Company also has investment tax credit carryforwards of approximately $568,000, which begin expiring in 1996.

The Company s provision for income taxes for the three months ended March 31, 1996 of $62,000 is for current state income taxes and federal alternative minimum tax.

Note 2: Primary earnings per common share are based upon the weighted average number of common shares and dilutive common equivalent shares outstanding during each period, after giving appropriate effect to preferred stock dividends.

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

Note 3: The table below provides detail of activity in the Stockholders' equity accounts for the three months ended March 31, 1996:

                                Common Stock       Non-       Capital                        Treasury
                               _______________  redeemable   in excess            Treasury   Stock
                                         Par    Preferred     of par    Retained   Stock-    Prefer-
                               Shares    Value     Stock       Value    Earnings   Common     red      Total
                               ______   ______   _________   ________   ________  ________   _______  _______
                                                          (In thousands)
Balance at December 31, 1995   14,757  $ 1,476   $ 48,000    $ 37,567   $ 5,148   $(10,415)  $ (200)  $81,576
Net loss                                                                   (531)                         (531)
Conversion of 13.5 shares of
  redeemable preferred stock
  to common stock                   1                               2                                       2
Dividends declared:
  Series B 12% preferred
    stock ($3.00 per share)                                                 (60)                          (60)
  Redeemable preferred
    stock ($10.00 per share)                                                (16)                          (16)
  Series 2 preferred
    stock ($.81 per share)                                                 (744)                         (744)
Purchase of treasury stock                                                              (7)                (7)
                               ______   ______   ________     _______   _______   ________   ______    ______
                                (1)
Balance at March 31, 1996      14,758  $1 ,476   $ 48,000    $ 37,569   $ 3,797   $(10,422)  $ (200)  $80,220
                               ======   ======   ========     =======   =======   ========   ======    ======


     (1)
     Includes 1,848,469 shares of the Company's Common Stock held in treasury. Excluding the 1,848,469 shares held in treasury, the outstanding shares of the Company's Common Stock at March 31, 1996 were 12,909,487.

Note 4:  Following is a summary of certain legal actions involving the
Company:

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

B. The State of Arkansas performed a preliminary assessment and advised the Company that there has occurred certain releases of contaminants at the Company's Chemical Business' primary manufacturing facility located in El Dorado, Arkansas. On July 18, 1994, the Company received a report from the State of Arkansas which contained findings of violations of certain environmental law and requested the Company to conduct further investigations to better determine the compliance status of the Company and releases of contaminants at the site. On May 2, 1995, the Company signed a Consent Administrative Agreement ("Agreement") with the State of Arkansas. The Agreement provides for the Company to remediate and close a certain landfill, monitor groundwater for certain contaminants and, depending on the results of the monitoring program, to submit a remediation plan, upgrade certain equipment to reduce wastewater effluent, and pay a civil penalty of $25,000.

     Subsequent to the signing of the Agreement of May 2, 1995, the Company completed its remediation and closure activities and had the "Closure Certification Report" approved by the State of Arkansas. Post closure activities associated with the landfill closures are being implemented in accordance with the Agreement. The Company also submitted a "Groundwater Monitoring Work Plan" to the State of Arkansas which has been approved and the initial phase of field work has been completed. A work plan for the second phase of the monitoring has also been submitted and approved by the State of Arkansas.

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

     The Company recorded a provision for environmental costs of $450,000 in 1994 and, as of March 31, 1996, the Company continues to have approximately $286,000 accrued for these environmental matters which the Company believes approximates the remaining costs to be incurred related thereto. Based on information presently available, the Company does not believe that compliance with these agreements should have a material adverse effect on the Company or the Company's financial condition.

C. The Company has been advised that one or more persons in the vicinity of the primary manufacturing facility of the Company's chemical business has retained legal counsel to bring a tort action against the chemical business claiming that certain of their alleged health issues were caused by air emissions from the manufacturing facility. The Company is unaware of the exact nature of these claims or the amount of damages that the claimants will allege as a result of such alleged injuries.
     The Company's insurance carrier has been notified of this matter.

The Company, including its subsidiaries, is a party to various other claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management after consultation with counsel, all claims, legal actions (including those described above) and complaints are adequately covered by insurance, or if not so covered, are without merit or are of such kind, or involve such amounts, that unfavorable disposition would not have a material effect on the financial position of the Company, but could have a material impact to the net income of a particular quarter or year, if resolved unfavorably.

DEBT GUARNATEE

The Company has guaranteed approximately $2.6 million of indebtedness of a start-up aviation company in exchange for a minority ownership interest, to which no value has been assigned as of March 31, 1996. The Company is, however, accruing losses of the aviation company based on its ownership percentage and, as a result, the Company has recorded losses of $225,000 in 1996 ($590,000 in the year ended December 31, 1995 subsequent to March 31,
1995) related to the debt guarantee. The debt guarantee relates to two note instruments, both of which require interest only payments through September 1996. One note, on which a subsidiary of the Company has guaranteed up to $600,000 of indebtedness, matures September 28, 1996. The other note, on which the Company has guaranteed up to $2 million, requires monthly principal payments of $11,111 plus interest beginning in October 1996 until it matures on August 8, 1999, at which time all outstanding principal and unpaid interest are due. In the event of default of this note, the Company is required to assume payments on the note with the term extended until August 2004.

The aviation company expects to complete the Federal Aviation Authority certification process by mid-1997, at which time commercial production development may begin. It is expected that the aviation company will require additional external funding during such period, the source of which has not yet been determined. If the aviation company is not successful in completing the certification process, obtaining additional external funding or selling a significant interest in the business to third parties, the Company is likely to become responsible for repayment of the $2.6 million indebtedness guarantee.

OTHER

In 1995, in connection with the Company's purchase of fifty percent (50%) equity interest in an energy conservation joint venture (the "Project"), the Company guaranteed the bonding company's exposure under the payment and performance bonds on the Project, which is approximately $17.9 million. As of March 31, 1996, the Project was approximately 45% complete and the Company expects it to be completed on schedule in 1996, Inasmuch as the Project is presently performing (and is expected to perform in future periods), no demand has been made on the Company's guarantee.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
  RESULTS OF OPERATIONS


     The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with a review of the Company's March 31, 1996 Condensed Consolidated Financial Statements.

OVERVIEW

     The Company is going through a transition from a highly diversified company to a more focused company with the intent to focus on its two primary business units, the Chemical Business and the Environmental Control Business.

     In September 1995 the Company announced that it would reduce its investment in, or take other actions regarding, the Automotive and Industrial Products Businesses. The intent is to decrease the investment in these Businesses and redeploy the cash into the Chemical and Environmental Control Business which are perceived by management to have strategic advantages and better historical returns on invested capital. The Company continues to explore its alternatives to accomplish these goals, but as of now, no formal plans have been adopted, however, the Company intends to reduce the Industrial Products Business by liquidating its inventory in the ordinary course of business to a size where the Company's investment in this business is not significant, and thereafter, limiting this business to the purchase and sale of a limited number of lines of machine tools which the Company believes are profitable.

     Information about the Company's continuing operations in different industry segments for the three months ended March 31, 1996 and 1995 is detailed below.

                                              Three Months Ended March 31,
                                                    1996         1995
                                                ___________  __________
                                                     (In thousands)
                                                      (Unaudited)
Sales:
  Chemical                                     $  36,520    $   31,939
  Environmental Control                            18,995       21,622
  Automotive Products                              10,956        7,879
  Industrial Products                               3,024        3,829
                                               __________   __________
                                               $   69,495   $   65,269

Gross profit:
  Chemical                                     $    6,800   $    6,246
  Environmental Control                             4,699        6,685
  Automotive Products                               2,450        2,087
  Industrial Products                                 858        1,124
                                               __________   __________
                                               $   14,807   $   16,142

Operating profit (loss):
  Chemical                                     $    3,545   $    2,927
  Environmental Control                               721        2,976
  Automotive Products                                 139           48
  Industrial Products                                (497)        (350)
                                               __________   __________
                                                    3,908        5,601
General corporate expenses                         (1,408)      (1,666)
Interest expense                                   (2,969)      (2,388)
                                               __________   __________
Income (loss) before
  provision for income taxes                   $     (469)  $    1,547
                                               ==========   ==========


Gross profit by industry segment represents net sales less cost of sales. Operating profit by industry segment represents revenues less operating expenses before deducting general corporate expenses, interest expense and income taxes. As indicated in the above table the operating profit (as defined) declined from $5.6 million in 1995 to $3.9 million in 1996, while sales increased approximately 6%. The decline in operating profit, coupled with an increase in interest expense, resulted in a loss from continuing operations before income taxes for 1996 of $.5 million. This decline in operating profit is primarily due to lower earnings in the Environmental Control Business as a result of lower production volumes and cost absorption in the Business' heat pump products operation in 1996 as compared to 1995 production volumes and cost absorption which were higher than normal due to a certain governmental project.

RESULTS OF OPERATIONS

Three months ended March 31, 1996 vs. Three months ended March 31, 1995.

     REVENUES

     Total revenues for the three months ended March 31, 1996 and 1995 were $70.9 million and $65.9 million, respectively (an increase of $5.0 million). Sales increased $4.2 million. Other income increased $.8 million due primarily to a gain on the sale of securities that had been held as an investment.

     NET SALES

     Consolidated net sales included in total revenues for the three months ended March 31, 1996 were $69.5 million, compared to $65.3 million for the first three months of 1995, an increase of $4.2 million. This increase in sales resulted principally from: (i) increased sales in the Chemical Business of $4.6 million, primarily due to higher sales of agricultural products and increased business volume of Total Energy Systems, the Company's subsidiary located in Australia ("TES"), (ii) increased sales in the Automotive Products Business of $3.1 due primarily to the acquisition of New Alloy Company on June 1, 1995, a manufacturer and distributor of automotive U-joint products, offset by (iii) decreased sales in the Environmental Control Business of $2.6 million primarily due to heat pump sales in the first quarter of 1995 to a customer which was retrofitting certain of the air-conditioning and heating systems on a U.S. military base, and (iv) decreased machine tool sales in the Industrial Products Business of $.8 million.

     GROSS PROFIT

     Gross profit was 21.3% for the first three months of 1996, compared to 24.7% for the first three months of 1995. The decrease in the gross profit percentage was due primarily to (i) decreased absorption of costs due to lower production volumes in the Environmental Control Business, and (ii) higher production costs in the Chemical Business due to the effect of natural gas curtailments by suppliers during unseasonably cold weather.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

     Selling, general and administrative ("SG&A") expenses as a percent of net sales were 19.7% in the three month periods ended March 31, 1996 and 1995. As sales increased, SG&A expenses increased proportionately.

     INTEREST EXPENSE

     Interest expense was approximately $3.0 million during the three months ended March 31, 1996 compared to approximately $2.7 million during the three months ended March 31, 1995 before capitalization of approximately $.3 million in connection with the construction of a concentrated nitric acid plant by the Chemical Business. The increase primarily resulted from higher average balances of borrowed funds.

     INCOME (LOSS) BEFORE TAXES

     The Company had a loss before income taxes of $.5 million in the first quarter of 1996 compared to income before income taxes of $1.5 million in the three months ended March 31, 1995. The decreased profitability of $2.0 million was primarily due to the decline in gross profit and increases in SG&A and interest expense as previously discussed.

     PROVISION FOR INCOME TAXES

     As a result of the Company's net operating loss carryforward for income tax purposes as discussed elsewhere herein and in Note 1 of Notes to Condensed Consolidated Financial Statements, the Company's provisions for income taxes for the three months ended March 31, 1996 and the three months ended March 31, 1995 are for current state income taxes and federal alternative minimum taxes.


LIQUIDITY AND CAPITAL RESOURCES

Cash Flow From Operations

     For the quarter ended March 31, 1996, the net loss of $.5 million included (i) noncash charges for depreciation and amortization of $2.6 million, and (ii) noncash provisions for possible losses on accounts and notes receivable and debt guarantee totalling $.5 million, resulting in positive cash flow of $2.6 million. This positive cash flow was absorbed by increases in accounts receivable, inventory, supplies, and prepaid items, which increases were partially offset by increases in accounts payable and accrued liabilities, resulting in a net cash usage of approximately $1.6 million from operating activities.

     The increase in accounts receivable from December 31, 1995 to March 31, 1996 was due primarily to seasonal sales increases in the Chemical Business and increased sales in the Automotive and Industrial Products Businesses over the fourth quarter of 1995. These increases were partially offset by accounts receivable reductions in the Environmental Control Business due to timing of collections. The increase in inventories was due to seasonality from December 31, 1995 to March 31, 1996 in the Chemical Business and increased inventories of the Chemical Business's Australian subsidiary due to an expanded customer base. These increases were partially offset by a reduction of excess inventory in the Automotive Products Business. The increase in supplies and prepaid items is primarily due to an increase in manufacturing supplies in the Chemical Business. The increase in accounts payable and accrued liabilities from December 31, 1995 to March 31, 1996 is due primarily to seasonality in the Chemical Business and increased accounts payable of the Chemical Business's Australian subsidiary due to increased business activity from higher sales and increased inventories.

CASH FLOW FROM INVESTING AND FINANCING ACTIVITIES

     For the quarter ended March 31, 1996, the cash flow from investing and financing activities resulted in a positive cash flow of approximately $.7 million after increased borrowings against the Company's working capital revolver of $4.8 million and collecting approximately $1.4 million in proceeds from the sale of certain investment securities.

     Those investment and financing activities requiring cash included: capital expenditures, $2.2 million; payments on long-term debt, $2.3 million; and, payment of preferred stock dividends, $.8 million. Capital expenditures included expenditures of the Chemical Business for the completion of the construction of a concentrated nitric acid plant in El Dorado, Arkansas which was began in 1994. The balance of capital expenditures were for normal additions in the Chemical, Environmental Control, and Automotive Products Businesses.

     During the first quarter of 1996, the Company declared and paid the following aggregate dividends: (1) $12.00 per share on each of the outstanding shares of its Series B 12% Cumulative Convertible Preferred Stock; (2) $.81 per share on each outstanding share of its $3.25 Convertible Exchangeable Class C Preferred Stock, Series 2; and (3) $10.00 per share on each outstanding share of its Convertible Noncumulative Preferred Stock. The Company expects to continue the payment of an annual cash dividend on its common stock equal to $.06 per share, payable $.03 per share on January 1 and July 1, in the future in accordance with the policy adopted by the Board of Directors and the cash dividends on the Company's outstanding series of preferred stock pursuant to the terms inherent to such preferred stocks.


SOURCE OF FUNDS

     The Company is a diversified holding Company and its liquidity is dependent, in large part, on the operations of its subsidiaries and credit agreements with lenders.

     The Company and certain of its subsidiaries are parties to a . working capital line of credit evidenced by six separate loan agreements ("Agreements") with an unrelated lender ("Lender") collateralized by receivables, inventory and proprietary rights of the Company and the subsidiaries that are parties to the Agreements and the stock of certain of the subsidiaries that are borrowers under the Agreements. The Agreements provide for revolving credit facilities ("Revolver") for total direct borrowings up to $65 million, including the issuance of letters of credit.
The Revolver provides for advances at varying percentages of eligible inventory and trade receivables. During 1995, an amendment to the Agreements was obtained whereby the Company's borrowing ability was temporarily increased (the "overadvance") $5 million in excess of the amount calculated based on the collateral, not to exceed $75 million. Starting on April 30, 1996, available borrowings under the overadvance decrease by $750,000 per week until the overadvance is eliminated. The line increase expires on June 30, 1996, however the Company has requested that the line limit be permanently increased to $75 million. The Agreements provide for interest at the reference rate as defined (which approximates the national prime rate) plus 1%, or the Eurodollar rate plus 3.375%. At March 31, 1996 the effective interest rate was 9.25%. The initial term of the Agreements is through December 31, 1997, and is renewable thereafter for successive thirteen month terms. The Lender or the Company may terminate the Agreements at the end of the initial term or at the end of any renewal term without penalty, except that the Company may terminate the Agreements after the second anniversary of the Agreements without penalty. At March 31, 1996, borrowings under the Revolver exceeded the availability based on eligible collateral by $1.3 million, not including the overadvance discussed above. Borrowings under the Revolver outstanding at March 31, 1996, were $64 million. The Agreements require the Company to maintain certain financial ratios and contain other financial covenants, including tangible net worth requirements and capital expenditure limitations. In November 1995 the Company renegotiated reductions in the tangible net worth covenants for the period December 31, 1995 through December 31, 1997 and simultaneous therewith agreed to an increase in the interest rate it pays the Lender of one-half percent (.5%). The tangible net worth covenants were reset to $78 million at December 31, 1995 escalating quarterly to $84 million at December 31, 1997. At March 31, 1996, the Company is in compliance with all financial covenents under the Agreements, except for the tangible net worth covenant. A waiver of this covenant has been obtained from the lender. The annual interest on the outstanding debt under the Revolver at March 31, 1996 at the rate then in effect would be approximately $5.9 million.

     In addition to the Agreements discussed above, the Company has the following term loans in place:

(1) The Company's wholly-owned subsidiaries, El Dorado Chemical Company and Slurry Explosive Corporation (collectively "Chemical"), which substantially comprise the Company's Chemical Business, are parties to a loan agreement ("Loan Agreement") with two institutional lenders ("Lenders"). This Loan Agreement, as amended, provides for a seven year term loan of $28.5 million ("Term Loan"). The balance of the Term Loan at March 31, 1996 was $10.7 million. Annual principal payments on the Term Loan are $5.1 million in 1996 and a final payment of $5.6 million on March 31, 1997. The Loan Agreement also provides for a revolving credit facility which provides for a maximum available credit line of approximately $3.7 million at March 31, 1996. The availability under this facility reduces by $1.8 million in 1996 with the remainder due in March 1997. Annual interest at the agreed to interest rates, if calculated on the aggregate $14.4 million outstanding balance at March 31, 1996, would be approximately $1.7 million. The Term Loan is secured by substantially all of the assets of Chemical not otherwise pledged under the credit facility previously discussed and capital stock of Chemical. The Loan Agreement requires Chemical to maintain certain financial ratios and contains other financial covenants, including tangible net worth requirements and capital expenditures limitations.
     As of the date of this report, Chemical is in compliance with all financial covenants. Under the terms of the Loan Agreement, Chemical cannot transfer funds to the Company in the form of cash dividends or other advances, except for (i) the amount of taxes that Chemical would be required to pay if it was not consolidated with the Company; and (ii) an amount equal to fifty percent (50%) of Chemical's cumulative adjusted net income as long as Chemical's Total Capitalization Ratio, as defined, is .65:1 or below.

(2) The Company s wholly-owned subsidiary, DSN Corporation ("DSN") is a party to several loan agreements with a financing company (the "Financing Company") for three (3) projects which DSN substantially completed during 1995. These loan agreements are for a $16.5 million term loan (the "DSN Permanent Loan"), which was converted on June 1, 1995 from the original construction loan, and was used to construct, equip, re-erect, and refurbish a concentrated nitric acid plant (the "DSN Plant") placed into service by the Chemical Business at its El Dorado, Arkansas facility; a loan for approximately $1.2 million to purchase additional railcars to support the DSN Plant (the "Railcar Loan"); and a loan for approximately $1.1 million to finance the construction of a mixed acid plant (the "Mixed Acid Plant") in North Carolina (the "Mixed Acid Loan"). At March 31, 1996, DSN had outstanding borrowings of $15.3 million under the DSN Permanent Loan, $1.0 million under the Mixed Acid Loan, and $1.1 million under the Railcar Loan. The loans have repayment schedules of eighty-four (84) consecutive monthly installments of principle and interest. The interest rates on the loans range from 8.24% to 8.86% and are fixed rates based on the United States Treasury Security rate at the time of executing the note plus a specified percentage. Annual interest, for the three notes as a whole, at the agreed to interest rates would approximate $1.5 million. The loans are secured by the various DSN and Mixed Acid Plants property and equipment, and all railcars purchased under the railcar loan. The loan agreement requires the Company to maintain certain financial ratios, including tangible net worth requirements. As of the date of this report, the Company is in compliance with all financial covenants or if not in compliance, has obtained appropriate waivers from the Financing Company.

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


     Future cash requirements include working capital requirements for anticipated sales increases in all Businesses, and funding for future capital expenditures, primarily in the Chemical Business and the Environmental Control Business. Funding for the higher accounts receivable resulting from anticipated sales increases are expected to be provided by the revolving credit facilities discussed elsewhere in this report. Inventory requirements for the higher anticipated sales activity should be met by scheduled reductions in the inventories of the Automotive Products Business, which increased its inventories in 1995 beyond required levels. In 1996, the Company has planned capital expenditures of approximately $6.0 million, primarily in the Chemical and Environmental Control Businesses.

     Management believes that cash flows from operations, the Company's revolving credit facilities, and other sources will be adequate to meet its presently anticipated capital expenditure, working capital, debt service and dividend requirements. This is a forward-looking statement that involves a number of risks and uncertainties that could cause actual results to differ materially, such as, a material reduction in revenues, continuing to incur losses, inability to collect a material amount of receivables, required capital expenditures in excess of those presently anticipated, or other future events, not presently predictable, which individually or in the aggregate could impair the Company's ability to obtain funds to meet its requirements. The Company currently has no material commitment for capital expenditures, however, see discussion under "Recent Developments" of this "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding negotiations to build two new plants; one to produce nitric acid and another to produce high density ammonium nitrate.

FOREIGN SUBSIDIARY FINANCING

     On March 7, 1995 the Company guaranteed a revolving credit working capital facility (the "Facility") between its wholly-owned Australian subsidiary Total Energy Systems, Ltd. ("TES") and Bank of New Zealand. The Facility allows for borrowings up to an aggregate of approximately U.S. $3.7 million based on specific percentages of qualified eligible assets (U.S. $1.8 million borrowed at March 31, 1996). Such debt is secured by substantially all the assets of TES, plus an unlimited guarantee and indemnity from the Company. The interest rate on this debt is the Bank of New Zealand Corporate Base Lending Rate plus 0.5% (approximately 11.5% at March 31, 1996). The Facility is subject to renewal at the discretion of Bank of New Zealand based upon annual review. The next annual review is due on March 31, 1997. The Facility requires TES to maintain certain financial covenants. As of the date of this report, TES was in compliance with all required covenants. The outstanding borrowing under the facility at March 31, 1996 has been classified as due within one year in the accompanying condensed consolidated financial statements.

JOINT VENTURES AND OPTIONS TO PURCHASE

     During 1994 the Company, through a subsidiary, loaned $2.1 million to a French manufacturer of HVAC equipment whose product line is compatible with that of the Company's Environmental Control Business in the U.S.A. Under the loan agreement, the Company has the option to exchange its rights under the loan for 100% of the borrower's outstanding common stock. The Company obtained a security interest in the stock of the french manufacturer to secure its $2.1 million loan. During fiscal year 1995 and January, 1996 the Company advanced an additional $800,000 to the French manufacturer bringing the total of the loan to $2.9 million. At this time the decision has not been made to exercise such option and the $2.9 million loan, less a $1.9 million valuation reserve, is carried on the books as a note receivable in other assets.


     During the second quarter of 1995, the Company executed a stock option agreement to acquire eighty percent (80%) of the stock of a specialty sales organization to enhance the marketing of the Company's air conditioning products. The stock option has a four (4) year term, and a total option granting price of $1.0 million payable in installments including an option fee of $500,000 paid upon signing of the option agreement and annual $100,000 payments for yearly extensions of the stock option thereafter for up to three
(3) years. Upon exercise of the stock option by the Company, or upon the occurrence of certain performance criteria which would give the grantors of the stock option the right to accelerate the date on which the Company must elect whether to exercise, the Company shall pay certain cash and issue promissory notes for the balance of the exercise price of the subject shares. The total exercise price of the subject shares is $4.0 million, less the amounts paid for the granting and any extensions of the stock option. The Company presently expects that it will eventually exercise the stock option.

     A subsidiary of the Company invested approximately $2.8 million to purchase a fifty percent (50%) limited partnership interest in an energy conservation joint venture (the "Project"). As discussed above, the Company has an option to acquire 80% of the general partner and the owner of the other 50% of the Project. The Project has been awarded a contract to retrofit residential housing units at a U.S. Army base. The contract calls for installation of energy-efficient equipment (including air conditioning and heating equipment), which will reduce utility consumption. For the installation and management, the Project will receive an average of seventy-seven percent (77%) of all energy and maintenance savings during the twenty
(20) year contract term. The Project estimates that the cost to retrofit the residential housing units at the U.S. Army base will be approximately $18.8 million. The Project has received a loan from a lender to finance up to approximately $14 million of the cost of the Project. The Company is not guaranteeing any of the lending obligations of the Project. The Company has guaranteed the bonding company's exposure under the payment and performance bonds on the Project, which is approximately $17.9 million.

DEBT GUARANTEE

     As disclosed in Note 4 of the Notes to Condensed Consolidated Financial Statements a subsidiary of the Company has guaranteed approximately $2.6 million of indebtedness of a start up aviation company in exchange for an ownership interest. Both notes are current as to principal and interest.
The Company has advanced approximately $150,000 to the aviation company while they seek additional capital. The Company has also purchased additional shares of stock in the aviation company during the first quarter of 1996 for approximately $165,000. This purchase increased the Company's ownership interest in the aviation company to approximately 42%. At this time the Company has not made a decision whether additional funds will be advanced. Any additional advances will depend on the evaluation of the prospects of the aviation company when it becomes evident that additional advances are required.

          The aviation company is working toward certification with the Federal Aviation Authority by mid 1997. In the meantime the aviation Company has limited cash and is seeking an equity investor to fund the completion of the certification process and provide additional working capital of approximately $7.0 million in exchange for an ownership interest of the company. If the aviation company is unable to obtain such additional equity, then the Company will probably be required to perform under its guarantee.

RECENT DEVELOPMENTS

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

     The Chemical Business has also entered into a letter of intent with Farmland Industries, Inc. ("Farmland") to negotiate a long-term purchase and sales agreement to supply a major portion of Farmland's annual requirements for high density ammonium nitrate. If the negotiations are successful, the Chemical Business will construct a new dedicated nitric acid plant at its El Dorado, Arkansas complex, of sufficient size, to provide the additional nitric acid needed to produce Farmland's requirements for ammonium nitrate. It is presently anticipated that the new nitric acid plant should be ready for production in 1998. The letter of intent with Farmland is subject to numerous conditions, including the negotiation and execution of definitive agreements.

     If the contracts with Bayer and/or Farmland are consummated, the Company intends to obtain project financing to fund the construction of these projects.

AVAILABILITY OF COMPANY'S LOSS CARRYOVERS

     The Company anticipates that its cash flow in future years will benefit to some extent from its ability to use net operating loss ("NOL") carryovers from prior periods to reduce the federal income tax payments which it would otherwise be required to make with respect to income generated in such future years. As of March 31, 1996, the Company had available NOL carryovers of approximately $43 million, based on its federal income tax returns as filed with the Internal Revenue Service for taxable years through 1994, and on the Company's estimates for 1995 and 1996. These NOL carryovers will expire beginning in the year 1999.

     The first sentence in the preceding paragraph contains forward-looking statements.The amount of these carryovers has not been audited or approved by the Internal Revenue Service and, accordingly, no assurance can be given that such carryovers will not be reduced as a result of audits in the future. In addition, the ability of the Company to utilize these carryovers in the future will be subject to a variety of limitations applicable to corporate taxpayers generally under both the Internal Revenue Code of 1986, as amended, and the Treasury Regulations. These include, in particular, limitations imposed by Code Section 382 and the consolidated return regulations. Further, the ability to utilize the NOL and affect the cash flow further defends on the amount of taxes applicable to the income generated by the Company.

CONTINGENCIES

     As discussed in Note 4 of Notes to Condensed Consolidated Financial Statements, the Company has several contingencies that could impact its liquidity in the event that the Company is unsuccessful in defending against the claimants. Management does not anticipate that these claims will result in material adverse impacts on its liquidity. This is a forward-looking statement that involves a number of risks and uncertainties that could cause actual results to differ materially, such as, costs of remediation and compliance exceeding those presently anticipated, additional sources of contamination being discovered, the federal or state governmental agencies having jurisdiction over these matters requiring substantially more equipment to reduce air emissions than presently anticipated or ordering the Company's Chemical Business to curtail or eliminate certain production activities at its El Dorado, Arkansas site not anticipated, the Chemical Business' Environmental Impairment Insurance policy ("EIL Policy") not providing coverage to the Company and the Chemical Business for any material claims made by claimants referred to in Note 4 or if a court finds the Company and/or the Chemical Business liable for damages to claimants referenced in Note 4 for damages for a material amount in excess of limits of coverage of the EIL Policy.



ERNST & YOUNG                                       2600 Liberty Tower
                                                    100 North Broadway
                                                    Oklahoma City, OK 73102
                                                    Phone: 405 278 6800
                                                    Fax: 405 278 6823



                  Independent Accountants' Review Report


Board of Directors
LSB Industries, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of LSB Industries, Inc. and subsidiaries as of March 31, 1996, and the related condensed consolidated statements of operations and cash flows for the three month periods ended March 31, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of LSB Industries, Inc. as of December 31, 1995, and the related consolidated statements of operations , and stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 26, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1995, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



April 19, 1996           /s/ ERNST & YOUNG LLP



                                  PART II
                             OTHER INFORMATION


Item 1.   Legal Proceedings

     There are no additional material legal proceedings pending against the Company and/or its subsidiaries not previously reported by the Company in Item 3 of its Form 10-K for the fiscal period ended December 31, 1995, which Item 3 is incorporated by reference herein.

     During April, 1996, the Company was advised that the Chemical Business' El Dorado, Arkansas, facility was no longer listed in the Environmental Protection Agency's ("EPA") data-based tracking system as a CERCLIS site.

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

Item 6.   Exhibits and Reports on Form 8-K

     (A) Exhibits. The Company has included the following exhibits in this report:

          11.1 Statement Re: Computation of Per Share Earnings.

          15.1 Letter Re: Unaudited Interim Financial Information.

          27.1 Financial Data Schedule

     (B) Reports of Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended March 31, 1996.



                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly-authorized, to sign this report on its behalf on this 14th day of May, 1996


                      LSB INDUSTRIES, INC.



                            By: /s/ Tony M. Shelby
                                --------------------------------
                                Tony M. Shelby,
                                Senior Vice President of Finance
                                (Principal Financial Officer)

                            By: /s/ Jim D. Jones
                                --------------------------------
                                Jim D. Jones
                                Vice President, Controller and
                                Treasurer (Principal Accounting Officer)