Form 10-K/A
period 1995-12-31
LSB INDUSTRIES INC
filed 1996-05-21
CIK 60714

FORM 10-K/A


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549


                         ------------------------


                              AMENDMENT NO. 1


                                    to


/X/            Annual Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934


                For the fiscal year ended December 31, 1995

                                    or


/ /       Trasition Report Pursuant to Section 13 or 15(d) of the
             Securities Exchange Act of 1934 (No Fee Required)


For the transition period_________to__________  Commission file number 1-7677



                           LSB INDUSTRIES, INC.
          (Exact name of Registrant as specified in its charter)



           Delaware                                73-1015226
- -------------------------------                --------------------
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)                 identification No.)


  16 South Pennsylvania
Oklahoma City, Oklahoma                                73107
- ---------------------------------------              ----------
(Address of principal executive offices)             (Zip Code)


                              (405) 235-4546
           ---------------------------------------------------
           (Registrant's telephone number, including area code)


                      ______________________________








                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly-authorized, to sign this report on its behalf of this 21st day of May, 1996.
                              LSB INDUSTRIES, INC.


                              By:
                                  /s/ Jack E. Golsen
                                 -----------------------------
                                 Jack E. Golsen
                                 Chairman of the Board and
                                 President
                                 (Principal Executive Officer)


                              By:
                                  /s/ Tony M. Shelby
                                 ------------------------------
                                 Tony M. Shelby
                                 Senior Vice President of Finance
                                 (Principal Financial Officer)


                              By:
                                  /s/ Jim D. Jones
                                 -------------------------------
                                 Jim D. Jones
                                 Vice President, Controller and
                                 Treasurer (Principal Accounting
                                 Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the undersigned have signed this report on behalf of the Company, in the capacities and on the dates indicated.


Dated:  May 21, 1996          By:
                                  /s/ Jack E. Golsen
                                 -----------------------------------
                                 Jack E. Golsen, Director


Dated:  May 21, 1996          By:
                                  /s/ Tony M. Shelby
                                 -----------------------------------
                                 Tony M. Shelby, Director


Dated:  May 21, 1996          By:
                                  /s/ David R. Goss
                                 -----------------------------------
                                 David R. Goss, Director


Dated:  May 21, 1996          By:
                                  /s/ Barry H. Golsen
                                 -----------------------------------
                                 Barry H. Golsen, Director


Dated:  May 21, 1996          By:
                                  /s/ Robert C. Brown
                                 -----------------------------------
                                 Robert C. Brown, Director


Dated:  May 21, 1996          By:
                                  /s/ Bernard G. Ille
                                 -----------------------------------
                                 Bernard G. Ille, Director


Dated:  May 21, 1996          By:
                                  /s/ Jerome D. Shaffer
                                 -----------------------------------
                                 Jerome D. Shaffer, Director


Dated:  May 21, 1996          By:
                                  /s/ Raymond B. Ackerman
                                 -----------------------------------
                                 Raymond B. Ackerman, Director


Dated:  May 21, 1996          By:
                                  /s/ Horace Rhodes
                                 -----------------------------------
                                 Horace Rhodes, Director