Form 10-Q
period 1996-06-30
LSB INDUSTRIES INC
filed 1996-08-19
CIK 60714

FORM 10-Q

                               UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly period ended    June 30, 1996
                          ---------------------------------------------
                                    OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   THE SECURITIES EXCHANGE ACT OF 1934

For The transition period from                 to
                               ---------------    ---------------------
Commission file number     1-7677


                            LSB INDUSTRIES, INC.
           ----------------------------------------------------
           Exact name of Registrant as specified in its charter


         DELAWARE                           73-1015226
- ------------------------------            ---------------
State or other jurisdiction of            I.R.S. Employer
incorporation or organization             Identification No.

          16 South Pennsylvania,   Oklahoma City, Oklahoma  73107
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
The number of shares outstanding of the Registrant's voting Common Stock, as of August 9, 1996 is 12,908,487 shares excluding 1,849,469 shares held as treasury stock.


                                  PART I

                           FINANCIAL INFORMATION


Company or group of companies for which report is filed: LSB Industries, Inc. and all of its wholly-owned subsidiaries.

The accompanying condensed consolidated balance sheet of LSB Industries, Inc., at June 30, 1996, the condensed consolidated income statements for the six month and three month periods ended June 30, 1996 and 1995 and the consolidated statements of cash flows for the six month periods ended June 30, 1996 and 1995 have been subjected to a review, in accordance with standards established by the American Institute of Certified Public Accountants, by Ernst & Young LLP, independent auditors, whose report with respect thereto appears elsewhere in this Form 10-Q. The financial statements mentioned above are unaudited and reflect all adjustments, consisting primarily of adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation of the interim periods. The results of operations for the six months and three months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet at December 31, 1995, was derived from audited financial statements as of that date.

                           LSB INDUSTRIES, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                (Information at June 30, 1996 is unaudited)
                          (Dollars in thousands)

                                                     June 30,    December 31,
ASSETS                                                 1996         1995
_________________________________________          ___________   __________

Current assets:

  Cash and cash equivalents                          $   3,368   $    1,420

  Trade accounts receivable, net of allowance           61,953       43,975

  Inventories:
    Finished goods                                      37,990       38,796
    Work in process                                      8,964       12,247
    Raw materials                                       18,142       15,222
                                                    __________   __________
      Total inventory                                   65,096       66,265

  Supplies and prepaid items                             7,563        5,684
                                                    __________   __________
    Total current assets                               137,980      117,344

Property, plant and equipment, net                      89,269       86,270

Investments and other assets:

  Loans receivable, secured by real estate              15,582       15,657

  Other assets, net of allowance                        17,766       18,905
                                                    __________   __________
                                                    $  260,597   $  238,176
                                                    ==========   ==========


                         (Continued on following page)




                              LSB INDUSTRIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Continued)
                  (Information at June 30, 1996 is unaudited)
                             (Dollars in thousands)

                                                 June 30,   December 31,
LIABILITIES    AND STOCKHOLDERS' EQUITY           1996         1995
________________________________________      ___________   __________
Current liabilities:
  Drafts payable                               $        -   $      424
  Accounts payable                                 51,880       28,508
  Accrued liabilities                               9,938        9,239
  Current portion of long-term debt                23,126       14,925
                                               ___________  __________
     Total current liabilities                     84,944       53,096

Long-term debt                                     94,111      103,355

Contingencies (Note 4)

Redeemable, noncumulative convertible
  preferred stock, $100 par value; 1,552 shares
  issued and outstanding (1,566 in 1995)              147          149

Stockholders' equity (Note 3):
  Series B 12% cumulative, convertible
    preferred stock, $100 par value;
    20,000 shares issued and outstanding            2,000        2,000
  Series 2 $3.25 convertible, exchangeable
    Class C preferred stock, $50 stated
    value; 920,000 shares issued                   46,000       46,000
  Common stock, $.10 par value; 75,000,000
    shares authorized, 14,757,956 shares
    issued (14,757,416 in 1995)                     1,476        1,476
  Capital in excess of par value                   37,569       37,567
  Retained Earnings                                 4,977        5,148
                                               __________   __________
                                                   92,022       92,191
Less treasury stock, at cost:
  Series 2 Preferred, 5,000 shares                    200          200
  Common stock, 1,849,469 shares
  (1,845,969 in 1995)                              10,427       10,415
                                               __________   __________
    Total stockholders' equity                     81,395       81,576
                                               ___________  __________
                                               $  260,597   $  238,176
                                               ==========   ==========

                            (See accompanying notes)


                             LSB INDUSTRIES, INC.
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                                  (Unaudited)
                    Six Months Ended June 30, 1996 and 1995
                (Dollars in thousands, except per share amounts)

                                                       1996          1995
                                                    __________   __________
Revenues:
  Net sales                                          $ 159,375   $  144,160
  Other income                                           2,991        1,703
                                                    __________   __________
                                                       162,366      145,863
Costs and expenses:
  Cost of sales                                        127,335      111,130
  Selling, general and administrative                   27,087       26,551
  Interest                                               5,964        5,020
                                                    __________   __________
                                                       160,386      142,701
                                                    __________   __________
Income before provision for
  income taxes                                           1,980        3,162
Provision for income taxes                                 139          211
                                                    ----------   ----------
Net income                                          $    1,841   $    2,951
                                                    ==========   ==========
Net income applicable to
  common stock (Note 2)                             $      218   $    1,328
Average common shares outstanding (Note 2):         ==========   ==========
  Primary                                           13,129,970   13,518,077

  Fully diluted                                     13,465,303   13,537,230

Earnings per common share (Note 2):
  Primary                                           $      .02   $      .10
                                                    ==========   ==========
  Fully diluted                                     $      .02   $      .10
                                                    ==========   ==========


                            (See accompanying notes)

<CAPTIONS>
                             LSB INDUSTRIES, INC.
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                                  (Unaudited)
                   Three Months Ended June 30, 1996 and 1995
                (Dollars in thousands, except per share amounts)

                                                        1996         1995
                                                    __________   __________
Revenues:
  Net sales                                          $  89,880   $   78,891
  Other income                                           1,580        1,041
                                                    __________   __________
                                                        91,460       79,932
Costs and expenses:
  Cost of sales                                         72,647       62,003
  Selling, general and administrative                   13,369       13,682
  Interest                                               2,995        2,632
                                                    __________   __________
                                                        89,011       78,317
                                                    __________   __________
Income before provision for
  income taxes                                           2,449        1,615
Provision for income taxes                                  77          112
Net income                                          $    2,372   $    1,503
                                                    ==========   ==========
Net income applicable to
  common stock (Note 2)                             $    1,568   $      699
Average common shares outstanding (Note 2):         ==========   ==========
  Primary                                           13,348,553   13,483,898

  Fully diluted                                     14,019,219   13,501,261

Earnings per common share (Note 2):
  Primary                                           $      .12   $      .05
                                                    ==========   ==========
  Fully diluted                                     $      .12   $      .05
                                                    ==========   ==========

                            (See accompanying notes)


                              LSB INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                    Six Months Ended June 30, 1996 and 1995
                             (Dollars in thousands)

                                                       1996         1995
                                                   ___________   __________
Cash flows from operations:
  Net income                                         $   1,841   $    2,951
  Adjustments to reconcile net income
    to cash flows used by operations:
      Depreciation, depletion and amortization:
       Property, plant and equipment                     4,522        3,497
       Other                                               617          503
     Provision for possible losses
       on receivables and other assets                     677          417
     Gain on sale of assets                               (767)        (111)
     Cash provided (used) by changes in assets
       and liabilities:
         Trade accounts receivable                     (17,959)     (13,496)
         Inventories                                     1,169       (1,341)
         Supplies and prepaid items                     (1,880)        (653)
         Accounts payable                               23,372         (910)
         Accrued liabilities                               598          885
                                                   ___________   __________

     Net cash provided (used) by operations             12,190       (8,258)

Cash flows from investing activities:
    Capital expenditures                                (7,381)      (9,088)
    Principal payments on notes receivable                  75          342
    Proceeds from sales of equipment and
     real estate properties                                236          536
    Proceeds from sale of investment securities          1,444            -
    Increase in other assets                              (985)      (1,633)
                                                    ----------   ----------

    Net cash used in investing activities               (6,611)      (9,843)

Cash flows from financing activities:
    Payments on long-term and other debt                (3,365)      (7,867)
    Long-term and other borrowings                       5,647       15,880
    Net change in revolving debt                        (3,465)      12,930
    Net change in drafts payable                          (424 )       (377)
    Dividends paid (Note 3):
      Preferred stocks                                  (1,623)      (1,619)
      Common Stock                                        (389)        (389)
    Purchases of treasury stock (Note 3)                   (12)      (1,321)
    Net proceeds from issuance of common stock               -          194
                                                    __________   __________

    Net cash provided (used) by financing activities    (3,631)      17,431
                                                    __________   __________
Net increase (decrease) in cash                          1,948         (670)

Cash and cash equivalents at beginning of period         1,420        2,610
                                                    ----------   ----------
Cash and cash equivalents at end of period          $    3,368   $    1,940
                                                    ==========   ==========

                            (See accompanying notes)



Note 1: At June 30, 1996, the Company had net operating loss ("NOL") carryforwards for tax purposes of approximately $43 million. Such amounts expire beginning in 1999. The Company also has investment tax credit carryforwards of approximately $568,000, which begin expiring in 1996.

The Company's provision for income taxes for the six months ended June 30, 1996 of $139,000 is for current state income taxes and federal alternative minimum tax.

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


Note 3: The table below provides detail of activity in the Stockholders' equity accounts for the six months ended June 30, 1996:

                                  Common Stock       Non-      Capital                        Treasury
                                 _______________   redeemable  in excess            Treasury   Stock
                                           Par     Preferred   of par     Retained   Stock-    Prefer-
                                 Shares    Value     Stock      Value     Earnings   Common     red     Total
                                 ______   ______   _________   ________   ________  ________  _______  _______
                                                                 (In thousands)
Balance at December 31, 1995    14,757   $ 1,476   $ 48,000   $ 37,567   $ 5,148   $(10,415)  $ (200)  $81,576
Net income                                                                 1,841                         1,841
Conversion of 13.5 shares of
  redeemable preferred stock
  to common stock                    1                               2                                       2
Dividends declared:
  Common Stock ($.03 per share)                                             (389)                         (389)
  Series B 12% preferred
    stock ($6.00 per share)                                                 (120)                         (120)
  Redeemable preferred
    stock ($10.00 per share)                                                 (16)                          (16)
  Series 2 preferred
    stock ($1.62 per share)                                               (1,487)                       (1,487)
Purchase of treasury stock                                                              (12)               (12)
                                ______   _______   ________   ________   _______   ________   ______   _______
                                (1)
Balance at June 30, 1996        14,758   $ 1,476   $ 48,000   $ 37,569   $ 4,977   $(10,427)  $ (200)  $81,395
                                ======   =======   ========   ========   =======   ========   ======   =======


     (1)
     Includes 1,849,469 shares of the Company's Common Stock held in treasury. Excluding the 1,849,469 shares held in treasury, the outstanding shares of the Company's Common Stock at June 30, 1996 were 12,908,487.

Note 4: Following is a summary of certain legal actions and/or claims involving the Company:

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

B. During 1995 and the first half of 1996, the Company's Chemical Business entered into two Consent Administrative Agreements ("Agreements") with the State of Arkansas to resolve certain environmental compliance and certain other issues associated with the Chemical Business' nitric acid concentrators. The Company's Chemical Business has substantially completed its obligations under these Agreements and has installed and is continuing to install additional pollution control equipment to reduce opacity and constituent emissions which impact opacity, which installation is expected to be completed during the third quarter of 1996.

     On June 10, 1996, the Company's Chemical Business and the State further entered into an agreement to amend ("Amendment") one of the Agreements to resolve certain compliance issues associated with the older concentrated nitric acid units and various related compliance issues. The Company's Chemical Business and the State are in discussions on the final language of the Amendment. In summary, the Amendment will provide for more detailed reporting to the State of environmental activities of the Company's Chemical Business, specific engineering activities to be undertaken at the plant, and continuation of operation of the older concentrated nitric acid units. Stipulated penalties will also be set forth in the Amendment.

     Based on information presently available, the Company does not believe that compliance with these agreements should have a material adverse effect on the Company or the Company's financial condition.

C. The Company's Chemical Business has received a 60-day notice letter from counsel for a group of citizens that are residents of El Dorado, Arkansas, advising the Chemical Business that these citizens intend to bring a citizens' suit against the Chemical Business as a result of certain alleged violations of the Chemical Business' air and water permits and certain environmental laws, rules and regulations. If such a citizens' suit is filed, the Company believes that such citizens would be requesting the court to order the Chemical Business to cure any such alleged violation, if any, plus penalties as provided under the applicable statutes. If such a suit is filed, the Company's Chemical Business would assert all defenses available to it and would vigorously defend itself in any such litigation.

     In July, 1996, several of the same individuals who sent the 60-day notice letter referenced above, filed a toxic tort lawsuit against the Company's Chemical Business alleging that they suffered certain injuries and damages as a result of alleged releases of toxic substances from the Chemical Business' El Dorado, Arkansas, manufacturing facility. See
     Part II, Item 1 "Legal Proceedings" for a discussion of this legal action and possible insurance coverage in connection therewith.

D. The Company's Chemical Business has been sued, together with five (5) other non-affiliated commercial explosive manufacturers, in a civil lawsuit by various mining companies, for allegedly violating certain federal and state antitrust laws in connection with alleged price fixing of certain explosive products. The plaintiffs are suing for an unspecified amount of damages, which the plaintiffs are requesting be trebled pursuant to the statutes that plaintiffs are alleging were violated, together with costs. See Part II, Item 1 "Legal Proceedings" for further discussion of this lawsuit.

The Company, including its subsidiaries, is a party to various other claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management after consultation with counsel, all claims, legal actions (including those described above) and complaints are adequately covered by insurance, or if not so covered, are without merit or are of such kind, or involve such amounts, that unfavorable disposition would not have a material adverse effect on the financial position of the Company, but could have a material impact to the net income of a particular quarter or year, if resolved unfavorably.

DEBT GUARANTEE

The Company has guaranteed approximately $2.6 million of indebtedness of a start-up aviation company in exchange for a minority ownership interest, to which no value has been assigned as of June 30, 1996. The Company is, however, accruing losses of the aviation company based on its ownership percentage and, as a result, the Company has recorded losses of $225,000 in 1996 ($590,000 in the year ended December 31, 1995 subsequent to June 30,
1995) related to the debt guarantee. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report for discussion concerning the guarantee.

OTHER

In 1995, in connection with the Company's purchase of fifty percent (50%) equity interest in an energy conservation joint venture (the "Project"), the Company guaranteed the bonding company's exposure under the payment and performance bonds on the Project, which is approximately $17.9 million. The Company is not guaranteeing any of the lending obligations of the Project, but has pledged to the lender of the Project, on a non-recourse basis, its equity interest in the Project. As of June 30, 1996, the Project was approximately 81% complete and the Company expects it to be completed on or before August 31, 1996. Inasmuch as the Project is presently performing (and is expected to perform in future periods), no demand has been made on the Company's guarantee.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
  RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with a review of the Company's June 30, 1996 Condensed Consolidated Financial Statements.

OVERVIEW

     The Company is going through a transition from a highly diversified company to a more focused company with the intent to focus on its two primary business units, the Chemical Business and the Environmental Control Business.

     In September 1995 the Company announced that it would reduce its investment in, or take other actions regarding, the Automotive and Industrial Products Businesses. The intent is to decrease the investment in these Businesses and redeploy the cash into the Chemical and Environmental Control Businesses which are perceived by management to have strategic advantages and better historical returns on invested capital. The Company continues to explore its alternatives to accomplish these goals, but as of now, no formal plans have been adopted regarding the Automotive Products Business, except the Company is reducing its investment in the inventories of the Automotive Products Business and is reducing the Industrial Products Business by liquidating its inventory in the ordinary course of business to a size where the Company's investment in this business is not significant, and thereafter, limiting this business to the purchase and sale of a limited number of lines of machine tools which the Company believes are profitable.

     Information about the Company's continuing operations in different industry segments for the six months and three months ended June 30, 1996 and 1995 is detailed below.

                                        Six Months         Three Months
                                       1996     1995      1996      1995
                                       ----     ----      ----      ----
                                                (In thousands)
                                                  (Unaudited)
Sales:
  Chemical                          $ 90,118  $ 73,938  $ 53,598  $ 41,999
  Environmental Control               41,512    45,197    22,517    23,575
  Automotive Products                 20,738    16,441     9,782     8,562
  Industrial Products                  7,007     8,584     3,983     4,755
                                     _______   _______   _______   _______
                                    $159,375  $144,160  $ 89,880  $ 78,891
                                     =======   =======   =======   =======
Gross profit:
  Chemical                          $ 16,116  $ 14,179  $  9,316  $  7,933
  Environmental Control               10,255    13,114     5,556     6,429
  Automotive Products                  4,005     3,666     1,555     1,579
  Industrial Products                  1,664     2,071       806       947
                                     _______   _______   _______   _______
                                    $ 32,040  $ 33,030  $ 17,233  $ 16,888
                                     =======   =======   =======   =======
Operating profit (loss):
  Chemical                          $  9,825  $  7,618  $  6,280  $  4,691
  Environmental Control                2,301     5,396     1,580     2,420
  Automotive Products                   (690)     (818)     (829)     (866)
  Industrial Products                 (1,045)   (1,062)     (548)     (712)
                                     _______   _______   _______   _______
                                      10,391    11,134     6,483     5,533
General corporate expenses            (2,447)   (2,952)   (1,039)   (1,286)
Interest expense                      (5,964)   (5,020)   (2,995)   (2,632)
                                     _______   _______   _______   _______
Income before provision
for income taxes                    $  1,980  $  3,162  $  2,449  $  1,615
                                     =======   =======   =======   =======

Gross profit by industry segment represents net sales less cost of sales. Operating profit by industry segment represents revenues less operating expenses before deducting general corporate expenses, interest expense and income taxes. As indicated in the above table the operating profit for the first six months (as defined) declined from $11.1 million in 1995 to $10.4 million in 1996, while sales increased approximately 11%. The decline in operating profit, coupled with an increase in interest expense, resulted in decreased income before income taxes for 1996 of $1.2 million. This decline in operating profit is primarily due to lower earnings in the Environmental Control Business as a result of lower production volumes and cost absorption in the Business' heat pump products operation in 1996 as compared to 1995 production volumes and cost absorption.


RESULTS OF OPERATIONS

Six months ended June 30, 1996 vs. Six months ended June 30, 1995.
- -----------------------------------------------------------------
     Revenues
     --------
     Total revenues for the six months ended June 30, 1996 and 1995 were $162.4 million and $145.9 million, respectively (an increase of $16.5 million). Sales increased $15.2 million. Other income increased $1.3 million due primarily to increased income received on real estate held as an investment and a gain on the sale of certain investments.

     Net Sales
     ---------
     Consolidated net sales included in total revenues for the six months ended June 30, 1996 were $159.4 million, compared to $144.2 million for the first six months of 1995, an increase of $15.2 million. This increase in sales resulted principally from: (i) increased sales in the Chemical Business of $16.2 million, primarily due to higher sales of agricultural products and increased business volume of Total Energy Systems, ("TES"), the Company's subsidiary located in Australia, (ii) increased sales in the Automotive Products Business of $4.3 due primarily to new product sales associated with the acquisition of New Alloy Company on June 1, 1995, a manufacturer and distributor of automotive U-joint products, offset by (iii) decreased sales in the Environmental Control Business of $3.7 million primarily due to decreased heat pump sales, and (iv) decreased machine tool sales in the Industrial Products Business of $1.6 million.

     Gross Profit
     ------------
     Gross profit was 20.1 % for the first six months of 1996, compared to 22.9% for the first six months of 1995. The decrease in the gross profit percentage was due primarily to (i) decreased absorption of costs due to lower production volumes in the Environmental Control Business, (ii) higher production costs in the Chemical Business due to the effects of natural gas curtailments by suppliers during unseasonably cold weather and start up of a new acid plant, and (iii) less favorable product mix in the Automotive Products Business.

     Selling, General and Administrative Expense
     -------------------------------------------
     Selling, general and administrative ("SG&A") expenses as a percent of net sales were 17.0% and 18.4% in the six month periods ended June 30, 1996 and 1995, respectively. As sales increased, SG&A expenses also increased, but not proportionately.

     Interest Expense
     ----------------
     Interest expense was approximately $6.0 million during the six months ended June 30, 1996 compared to approximately $5.6 million during the six months ended June 30, 1995 before capitalization of approximately $.6 million in 1995 in connection with the construction of a concentrated nitric acid plant by the Chemical Business. The increase primarily resulted from higher average balances of borrowed funds.

     Income Before Taxes
     -------------------
     The Company had income before income taxes of $2.0 million in the first six months of 1996 compared to $3.2 million in the six months ended June 30, 1995. The decreased profitability of $1.2 million was primarily due to the decline in gross profit and increase in interest expense as previously discussed.

     Provision For Income Taxes
     --------------------------
     As a result of the Company's net operating loss carryforward for income tax purposes as discussed elsewhere herein and in Note 1 of Notes to Condensed Consolidated Financial Statements, the Company's provisions for income taxes for the six months ended June 30, 1996 and the six months ended June 30, 1995 are for current state income taxes and federal alternative minimum taxes.

Three months ended June 30, 1996 vs. Three months ended June 30, 1995.
- ----------------------------------------------------------------------
     Revenues
     --------
     Total revenues for the three months ended June 30, 1996 and 1995 were $91.5 million and $79.9 million, respectively (an increase of $11.6 million). Sales increased $11.0 million. Other income increased $.6 million due primarily to increased income received on rental real estate held as an investment.

     Net Sales
     ---------
     Consolidated net sales included in total revenues for the three months ended June 30, 1996 were $89.9 million, compared to $78.9 million for the second quarter of 1995, an increase of $11.0 million. This increase in sales resulted principally from: (i) increased sales in the Chemical Business of $11.6 million, primarily due to higher sales of agricultural products and increased business volume of the Company's subsidiary located in Australia, TES, (ii) increased sales in the Automotive Products Business of $1.2 million due primarily to new products sales associated with the acquisition of New Alloy Company on June 1, 1995, a manufacturer and distributor of automotive U-joint products, offset by (iii) decreased sales in the Environmental Control Business of $1.1 million primarily due to heat pump sales, and (iv) decreased machine tool sales in the Industrial Products Business of $.7 million.

     Gross Profit
     ------------
     Gross profit was 19.2% for the second quarter of 1996, compared to 21.4% for the second quarter of 1995. The decrease in the gross profit percentage was due primarily to (i) decreased absorption of costs due to lower production volumes in the Environmental Control Business, (ii) higher production costs in the Chemical Business due to the effects of the start-up of a new acid plant, and (iii) less favorable product mix in the Automotive Products Business.

     Selling, General and Administrative Expense
     -------------------------------------------
     Selling, general and administrative ("SG&A") expenses as a percent of net sales were 14.9% and 17.3% in the three month periods ended June 30, 1996 and 1995, respectively. As sales increased, SG&A expenses did not increase proportionately. Also, expense in the second quarter of 1995 was higher due to special projects being in operation at that time that have since been completed.

     Interest Expense
     ----------------
     Interest expense was approximately $3.0 million during the three months ended June 30, 1996 compared to approximately $2.9 million during the three months ended June 30, 1995 before capitalization of approximately $.3 million in 1995 in connection with the construction of a concentrated nitric acid plant by the Chemical Business. The increase primarily resulted from higher average balances of borrowed funds.

     Income Before Taxes
     -------------------
     The Company had income before income taxes of $2.4 million in the second quarter of 1996 compared to income before income taxes of $1.6 million in the three months ended June 30, 1995. The increased profitability of $.8 million was primarily due to increased sales and lower SG&A expenses as previously discussed.

     Provision For Income Taxes
     --------------------------
     As a result of the Company's net operating loss carryforward for income tax purposes as discussed elsewhere herein and in Note 1 of Notes to Condensed Consolidated Financial Statements, the Company's provisions for income taxes for the three months ended June 30, 1996 and the three months ended June 30, 1995 are for current state income taxes and federal alternative minimum taxes.


Liquidity and Capital Resources
- -------------------------------
CASH FLOW FROM OPERATIONS

     Net cash provided by operating activities in the first six months of 1996, after adjustment for net non-cash expenses of $5.0 million, was $12.2 million. Accounts receivable increased $18.0 million from December 31, 1995 to June 30, 1996 primarily due to seasonal sales increases in the Chemical Business and increased sales of the Chemical Business's Australian subsidiary ("TES"), in addition to sales increases in the Company's other businesses over the fourth quarter of 1995. Accounts payable and accrued liabilities increased $24.0 million due primarily to timing of payments for inventory purchases in the Chemical Business and increased accounts payable of TES due to increased business activity from higher sales and increased inventories, in addition to increases in the Environmental Control Business due to increased inventories.

CASH FLOW FROM INVESTING AND FINANCING ACTIVITIES

     For the six months ended June 30, 1996, cash flow from investing and financing activities usedapproximately $10.3 million. Those investment and financing activities providing cash included approximately $1.4 million in proceeds from the sale of certain investment securities, and proceeds from other borrowings of $5.6 million.

     Those investment and financing activities requiring cash included: reductions in the Company's working capital revolver of $3.5 million; capital expenditures, $7.4 million; payments on long-term debt, $3.4 million; and, payment of preferred and common stock dividends, $2.0 million. Capital expenditures included expenditures of the Chemical Business related to the construction of a concentrated nitric acid plant in El Dorado, Arkansas which began in 1994. The balance of capital expenditures were for normal additions in the Chemical, Environmental Control, and Automotive Products Businesses.

     During the first six months of 1996, the Company declared and paid the following aggregate dividends: (1) $6.00 per share on each of the outstanding shares of its Series B 12% Cumulative Convertible Preferred Stock; (2) $1.62 per share on each outstanding share of its $3.25 Convertible Exchangeable Class C Preferred Stock, Series 2; (3) $10.00 per share on each outstanding share of its Convertible Noncumulative Preferred Stock; and (4) $.03 per share on its outstanding shares of Common Stock. The Company expects to continue the payment of an annual cash dividend on its common stock equal to $.06 per share, payable $.03 per share on January 1 and July 1, in the future in accordance with the policy adopted by the Board of Directors. The Company also expects to continue payment of cash dividends on the Company's outstanding series of preferred stock pursuant to the terms inherent to such preferred stocks.

SOURCE OF FUNDS

     The Company is a diversified holding Company and its liquidity is dependent, in large part, on the operations of its subsidiaries and credit agreements with lenders.

     The Company and certain of its subsidiaries are parties to a working capital line of credit evidenced by six separate loan agreements ("Agreements") with an unrelated lender ("Lender") collateralized by receivables, inventory and proprietary rights of the Company and the subsidiaries that are parties to the Agreements and the stock of certain of the subsidiaries that are borrowers under the Agreements. The Agreements provide for revolving credit facilities ("Revolver") for total direct borrowings up to $65 million, including the issuance of letters of credit (As discussed below, in August 1996 the maximum permitted borrowing under the Revolver was reduced to $63 million). The Revolver provides for advances at
varying percentages of eligible inventory and trade receivables.   The
Agreements provide for interest at the reference rate as defined (which approximates the national prime rate) plus 1%, or the Eurodollar rate plus 3.375%. At June 30, 1996 the effective interest rate was 8.8%. The initial term of the Agreements is through December 31, 1997, and is renewable thereafter for successive thirteen month terms. The Lender or the Company may terminate the Agreements at the end of the initial term or at the end of any renewal term without penalty, except that the Company may terminate the Agreements after the second anniversary of the Agreements without penalty. Borrowings under the Revolver outstanding at June 30, 1996, were $54.2 million. At June 30, 1996, additional borrowings available under the Revolver based on eligible collateral were $8.5 million. The Agreements require the Company to maintain certain financial ratios and contain other financial covenants, including tangible net worth requirements and capital expenditure limitations. In July 1996 the Company renegotiated reductions in the tangible net worth and debt ratio covenants for the period June 30, 1996 through December 31, 1997. The tangible net worth covenants were reset to $76.4 million at June 30, 1996 escalating to $80.4 million at December 31, 1997. At June 30, 1996, the Company is in compliance with all financial covenants under the Agreements. The annual interest on the outstanding debt under the Revolver at June 30, 1996 at the rate then in effect would be approximately $4.8 million. In July 1996, the Company also negotiated an additional term borrowing of $10 million with the same lender ("Bridge Loan"), which will bear interest at the reference rate as defined plus 3%. In August 1996 the Company repaid the Bridge Loan with the proceeds from the "initial advance" of $12 million pursuant to a secured chemical plant asset financing (the "Financing Agreement"). On August 9, 1996, the Company's wholly-owned subsidiaries, El Dorado Chemical Company and Slurry Explosive Corporation (collectively "Chemical Business"), which substantially comprise the Company's Chemical Business, entered into the Financing Agreement with a leasing subsidiary of a national bank (the "Bank"), whereby the Bank loaned $12 million to the Chemical Business and agreed to use its best efforts to arrange other participants to loan an additional $33 million to the Chemical Business on a long-term basis. The Financing Agreement requires the Chemical Business to maintain certain financial ratios and will contain other financial covenants including tangible net worth requirements. Funds borrowed pursuant to the Financing Agreement will bear interest at the three month LIBOR Rate plus 425 basis points adjusted quarterly (approximately 9.8% at August 9, 1996). The funding under the Financing Agreement included an initial advance of $12 million, which the Chemical Business received on August 9, 1996, and a final advance of the remaining $33 million as soon as the Bank has obtained certain additional participants. Should the Bank be unable to obtain additional participants, the Chemical Business will have until June 30, 1997 to repay the initial advance without penalty or convert such advance to a 36 month term loan with amortization based on a 57 month schedule. The Company expects the remaining $33 million to be funded prior to the end of 1996, however, there are no assurances that the Bank will be successful in finding the required additional participants. Proceeds from the Financing Agreement are to be used to repay the Bridge Loan as discussed above and reduce outstanding borrowings under the Revolver also discussed above.

     In addition to the Agreements discussed above, the Company has the following term loans in place:

(1) The Chemical Business is a party to a loan agreement ("Credit Facility") with two institutional lenders ("Lenders"). This Credit Facility, as amended, provides for a seven year term loan of $28.5 million. The balance of the Credit Facility at June 30, 1996 was $14.4 million. Annual principal payments on the Credit Facility are $7.0 million in July 1996 and a final payment of $7.4 million on March 31, 1997. The $14.4 million from the Credit Facility has been included as long-term debt due within one year in the accompanying Condensed Consolidated Financial Statement at June 30, 1996. Annual interest at the agreed to interest rates, if calculated on the $14.4 million outstanding balance at June 30, 1996, would be approximately $1.7 million. The Credit Facility is secured by substantially all of the assets of the Chemical Business not otherwise pledged under the debt facility previously discussed and capital stock of the Chemical Business. The Credit Facility requires the Chemical Business to maintain certain financial ratios and contains other financial covenants, including tangible net worth requirements and capital expenditures limitations. As of the date of this report, the Chemical Business is in compliance with all financial covenants. Under the terms of the loan agreements between the Chemical Business and its lenders, the Chemical Business cannot transfer funds to the Company in the form of cash dividends or other advances, except for (i) the amount of taxes that the Chemical Business would be required to pay if it was not consolidated with the Company; and (ii) an amount equal to fifty percent (50%) of the Chemical Business' cumulative adjusted net income as long as the Chemical Business meets certain financial ratios.

(2) The Company s wholly-owned subsidiary, DSN Corporation ( DSN ) is a party to several loan agreements with a financing company (the
      Financing Company ) for three (3) projects which DSN substantially completed during 1995. These loan agreements are for a $16.5 million term loan (the DSN Permanent Loan"), which was converted on June 1, 1995 from the original construction loan, and was used to construct, equip, re-erect, and refurbish a concentrated nitric acid plant (the
      DSN Plant ) placed into service by the Chemical Business at its El Dorado, Arkansas facility; a loan for approximately $1.2 million to purchase additional railcars to support the DSN Plant (the Railcar
     Loan ); and a loan for approximately $1.1 million to finance the construction of a mixed acid plant (the Mixed Acid Plant ) in North Carolina (the Mixed Acid Loan ). At June 30, 1996, DSN had outstanding borrowings of $14.8 million under the DSN Permanent Loan, $1.0 million under the Mixed Acid Loan, and $1.1 million under the Railcar Loan. The loans have repayment schedules of eighty-four (84) consecutive monthly installments of principle and interest. The interest rates are fixed and range from 8.24% to 8.86%. Annual interest, for the three notes as a whole, at the agreed to interest rates would approximate $1.5 million. The loans are secured by the various DSN and Mixed Acid Plants property and equipment, and all railcars purchased under the railcar loan. The loan agreement requires the Company to maintain certain financial ratios, including tangible net worth requirements. As of the date of this report, the Company is in compliance with all financial covenants or if not in compliance, has obtained appropriate waivers from the Financing Company.

(3) A subsidiary of the Company ("Prime") entered into a loan agreement ("Agreement"), effective as of May 4, 1995, with Bank IV Oklahoma, N.A. ("Bank"). Pursuant to the Agreement, the Bank loaned $9 million to Prime, evidenced by a Promissory Note ("Note"). The Agreement and Note were modified in June of 1996 in consideration for the Bank loaning an additional $4.2 million to Prime. The Note bears interest per annum at a rate equal to three quarters of one percent .75% above the prime rate in effect from day to day as published in the Wall Street Journal. The outstanding principal balance of the Note is payable in sixty (60) monthly payments of principal and interest commencing on June 30, 1996. Payment of the Note is secured by a first and priority lien and security interest in and to Prime's right, title, and interest in the loan receivable relating to the real property and office building known as the Bank IV Tower located in Oklahoma City, Oklahoma (the "Tower"), the Management Agreement relating to the Tower, and the Option to Purchase Agreement covering the real property on which the Tower is located.

     Future cash requirements include working capital requirements for anticipated sales increases in all Businesses, and funding for future capital expenditures, primarily in the Chemical Business and the Environmental Control Business. Funding for the higher accounts receivable resulting from anticipated sales increases are expected to be provided by the revolving credit facilities discussed elsewhere in this report. Inventory requirements for the higher anticipated sales activity should be met by scheduled reductions in the inventories of the Automotive Products Business, which increased its inventories in 1995 beyond required levels. In 1996, the Company has planned capital expenditures of approximately $10.5 million, primarily in the Chemical and Environmental Control Businesses.

     Management believes that cash flows from operations, the Company's revolving credit facilities, the Financing Agreement discussed above, and other sources will be adequate to meet its presently anticipated capital expenditure, working capital, debt service and dividend requirements. This is a forward-looking statement that involves a number of risks and uncertainties that could cause actual results to differ materially, such as, a material reduction in revenues, the incurrance of losses, inability to collect a material amount of receivables, required capital expenditures in excess of those presently anticipated, or other future events, not presently predictable, which individually or in the aggregate could impair the Company's ability to obtain funds to meet its requirements. The Company anticipates that it will spend approximately $3 million to $4 million in additional capital expenditures for the purchase of certain pollution control equipment for compliance with provisions of agreements with the State of Arkansas as discussed in Note 4 of Notes to Condensed Consolidated Financial Statements and expansion of certain manufacturing facilities. The Company anticipates these additional capital expenditures will be financed through its working capital lines or other financings. See discussion under "Recent Developments" of this "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding negotiations to build two new plants; one to produce nitric acid and another to produce high density ammonium nitrate.

FOREIGN SUBSIDIARY FINANCING

     On March 7, 1995 the Company guaranteed a revolving credit working capital facility (the "Facility") between TES and Bank of New Zealand. The Facility allowed for borrowings up to an aggregate of $5.0 million Australian based on specific percentages of qualified eligible assets. The Facility was amended on June 25, 1996 to allow for borrowings up to an aggregate of $7.0 million Australian. This amendment also requires a reduction of $1.0 million to the amount of $6.0 million on or before December 31, 1996; then a further reduction of $1.0 million to the amount of $5.0 million on or before June 30, 1997. Based on the effective exchange rate at June 30, 1996, the amount of allowed borrowings under the Facility is approximately U.S. $5.5 million. (U.S. $3.6 million actually borrowed at June 30, 1996). Such debt is secured by substantially all the assets of TES, plus an unlimited guarantee and indemnity from the Company. The interest rate on this debt is the Bank of New Zealand Corporate Base Lending Rate plus 0.5% (approximately 11.5% at June 30,
1996). The Facility is subject to renewal at the discretion of Bank of New Zealand based upon annual review. The next annual review is due on June 30, 1997. The Facility requires TES to maintain certain financial covenants. As of the date of this report, TES was in compliance with all required covenants. The outstanding borrowing under the facility at June 30, 1996 has been classified as due within one year in the accompanying condensed consolidated financial statements.

JOINT VENTURES AND OPTIONS TO PURCHASE

     During 1994 the Company, through a subsidiary, loaned $2.1 million to a French manufacturer of HVAC equipment whose product line is compatible with that of the Company's Environmental Control Business in the U.S.A. Under the loan agreement, the Company has the option to exchange its rights under the loan for 100% of the borrower's outstanding common stock. The Company obtained a security interest in the stock of the french manufacturer to secure its $2.1 million loan. During fiscal year 1995 and January 1996, the Company advanced an additional $800,000 to the French manufacturer bringing the total of the loan to $2.9 million. At this time the decision has not been made to exercise such option and the $2.9 million loan, less a $1.9 million valuation reserve, is carried on the books as a note receivable in other assets.

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

     A subsidiary of the Company invested approximately $2.8 million to purchase a fifty percent (50%) limited partnership interest in an energy conservation joint venture (the "Project"). As discussed above, the Company has an option to acquire 80% of the general partner and the owner of the other 50% of the Project. The Project was awarded a contract to retrofit residential housing units at a U.S. Army base. The contract required installation of energy-efficient equipment (including air conditioning and heating equipment), which will reduce utility consumption. For the installation and management, the Project will receive an average of seventy-seven percent (77%) of all energy and maintenance savings during the twenty
(20) year contract term. The Project estimates that the cost to retrofit the residential housing units at the U.S. Army base will be approximately $18.8 million. The Project has received a loan from a lender to finance up to approximately $14 million of the cost of the Project. The Company is not guaranteeing any of the lending obligations of the Project, but has pledged to the lender of the Project, on a non-recourse basis, its equity interest in the Project. The Company has guaranteed the bonding company's exposure under the payment and performance bonds on the Project, which is approximately $17.9 million. As of June 30, 1996, the Project was approximately 81% complete and the Company expects it to be completed on or before August 31, 1996.

DEBT GUARANTEE

     As disclosed in Note 4 of the Notes to Condensed Consolidated Financial Statements a subsidiary of the Company has guaranteed approximately $2.6 million of indebtedness of a start up aviation company in exchange for an ownership interest. The debt guarantee relates to two instruments, both of which require interest only payments through September 1996. One note for$600,000 matures September 28, 1996. The other note requires monthly principal payments of $11,111 plus interest beginning in October 1996 until August 8, 1999, at which time all outstanding principal and unpaid interest are due. In the event of default of this note, the Company is required to assume payments on the note with the term extended until August 2004. Both notes are current as to principal and interest.

     The Company has advanced approximately $150,000 to the aviation company while they seek additional capital. The Company has also purchased additional shares of stock in the aviation company during the first six months of 1996 for approximately $165,000. This purchase increased the Company's ownership interest in the aviation company to approximately 42%.

The aviation company has advised the Company that it expects to complete the Federal Aviation Authority certification process by the end of 1997, at which time commercial production development may begin. In May 1996, the aviation company signed a letter of intent with a third party to enter into an agreement which provides for the third party to make certain loans to and purchase stock in the aviation company. This agreement, if finalized, is expected to provide the additional funding needed prior to completion of commercial production development, including debt servicing on the two note instruments previously discussed. The agreement, if finalized, is also expected to reduce the Company's ownership interest in the aviation company to approximately 25%. There are no assurances that the agreement between the aviation company and the third party to provide loans and equity to the aviation company will be finalized.

RECENT DEVELOPMENTS

     As previously reported, the Chemical Business has entered into detailed negotiations with Bayer Corporation ("Bayer") for the Chemical Business to build, own and operate a nitric acid plant located on property owned by Bayer to supply nitric acid on a long-term basis to a complex that Bayer is to construct in Baytown, Texas. The transaction with Bayer is subject to finalization of a definitive agreement. If the definitive agreement is finalized, the Company expects that the plant can be constructed and become operational within 24-30 months from the completion of such definitive agreement.

     The Chemical Business has also entered into a letter of intent with Farmland Industries, Inc. ("Farmland") to negotiate a long-term purchase and sales agreement to supply a major portion of Farmland's annual requirements for high density ammonium nitrate. If the negotiations are successful, the Chemical Business will construct a new dedicated nitric acid plant at its El Dorado, Arkansas complex, of sufficient size, to provide the additional nitric acid needed to produce Farmland's requirements for ammonium nitrate, if necessary to meet the Business' commitment. It is presently anticipated that the new nitric acid plant, if constructed, should be ready for production in 1998. The letter of intent with Farmland is subject to numerous conditions, including the negotiation and execution of definitive agreements.

     If the contracts with Bayer and/or Farmland are consummated, the Company intends to obtain project financing to fund the construction of these projects or enter into long-term loan arrangements for the facilities required.

AVAILABILITY OF THE COMPANY'S LOSS CARRYOVERS

     The Company anticipates that its cash flow in future years will benefit to some extent from its ability to use net operating loss ("NOL") carryovers from prior periods to reduce the federal income tax payments which it would otherwise be required to make with respect to income generated in such future years. As of June 30, 1996, the Company had available NOL carryovers of approximately $43 million, based on its federal income tax returns as filed with the Internal Revenue Service for taxable years through 1994, and on the Company's estimates for 1995 and 1996. These NOL carryovers will expire beginning in the year 1999.

     The first sentence in the preceding paragraph contains forward-looking statements. The amount of these carryovers has not been audited or approved by the Internal Revenue Service and, accordingly, no assurance can be given that such carryovers will not be reduced as a result of audits in the future. In addition, the ability of the Company to utilize these carryovers in the future will be subject to a variety of limitations applicable to corporate taxpayers generally under both the Internal Revenue Code of 1986, as amended, and the Treasury Regulations. These include, in particular, limitations imposed by Code Section 382 and the consolidated return regulations. Further, the ability to utilize the NOL and affect the cash flow further depends on the amount of taxes applicable to the income generated by the Company.

CONTINGENCIES

     As discussed in Note 4 of Notes to Condensed Consolidated Financial Statements and Part II, Item 1 "Legal Proceedings", of this report, the Company has several contingencies that could impact its liquidity in the event that the Company is unsuccessful in defending against the claimants. Management does not anticipate that these claims will result in material adverse impacts on its liquidity. This is a forward-looking statement that involves a number of risks and uncertainties that could cause actual results to differ materially, such as, costs of remediation and compliance exceeding those presently anticipated, additional sources of contamination being discovered, the federal or state governmental agencies having jurisdiction over certain of these matters requiring substantially more equipment to reduce air emissions than presently anticipated or ordering the Company's Chemical Business to curtail or eliminate certain production activities at its El Dorado, Arkansas site not anticipated, the Chemical Business' Environmental Impairment Insurance Policy ("EIL Policy") not providing coverage to the Company and the Chemical Business for any material toxic tort claims made by claimants referred to in Note 4 of Notes to Condensed Consolidated Financial Statements and/or Part II, Item 1 "Legal Proceedings" of this report, if a court finds the Company and/or the Chemical Business liable for damages to claimants in connection with certain toxic tort claims referenced in Note 4 of Notes to Condensed Consolidated Financial Statements and/or Part II, Item 1 "Legal Proceedings" of this report, for damages for a material amount in excess of limits of coverage of the EIL Policy, or a court finds the Company and/or the Chemical Business liable for a material amount in connection with those claims and/or pending litigation involving matters other than the toxic tort lawsuit discussed in Note 4 of Notes to Condensed Consolidated Financial Statements and/or Part II, Item 1 "Legal Proceedings" of this report.



ERNST & YOUNG LLP                                   2600 Liberty Tower
                                                    100 North Broadway
                                                    Oklahoma City, OK 73102
                                                    Phone: 405 278 6800
                                                    Fax: 405 278 6823



                  Independent Accountants' Review Report


Board of Directors
LSB Industries, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of LSB Industries, Inc. and subsidiaries as of June 30, 1996, and the related condensed consolidated income statements for the six-month and three-month periods ended June 30, 1996 and 1995 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of LSB Industries, Inc. as of December 31, 1995, and the related consolidated statements of operations, and stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 26, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1995, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



August 2, 1996                               /s/ ERNST & YOUNG LLP


                                  PART II
                             OTHER INFORMATION


Item 1.   Legal Proceedings

     There are no additional material legal proceedings pending against the Company and/or its subsidiaries not previously reported by the Company in Item 3 of its Form 10-K for the fiscal period ended December 31, 1995, which Item 3 is incorporated by reference herein except as discussed below.

     During April, 1996, the Company was advised that the Chemical Business' El Dorado, Arkansas, facility was no longer listed in the Environmental Protection Agency's ("EPA") databased tracking system as a CERCLIS site.

     Roy Carr, et al. v. El Dorado Chemical Company. This lawsuit was filed by the plaintiffs against El Dorado Chemical Company ("El Dorado"), a wholly owned subsidiary of the Company, in the United States District Court, Western Division of Arkansas, El Dorado Division, on June 26, 1996. The plaintiffs are comprised of eight (8) persons who reside in the area surrounding El Dorado's manufacturing facility in El Dorado, Arkansas. The plaintiffs are alleging that they suffered an unspecified amount of damages under various toxic tort theories, including negligence, nuisance, trespass and strict liability, as a result of releases of toxic substances from El Dorado's manufacturing facility. In addition, the plaintiffs are seeking punitive damages. Discovery has only recently begun in this matter, and El Dorado intends to vigorously defend itself against these claims. The Company and the Chemical Business maintain an Environmental Impairment insurance policy ("EIL Insurance") that provides coverage to the Company and the Chemical Business for certain discharges, dispersal, releases, or escapes of certain contaminants and pollutants into or upon land, the atmosphere or any water course or body of water from El Dorado's manufacturing facility which has caused bodily injury, property damage or contamination to others or to other property not on El Dorado's manufacturing facility. The EIL Insurance provides limits of liability for each loss up to $10 million and a similar $10 million limit for all losses due to bodily injury or property damage, except $5 million limits for each remediation expense and $5 million for all remediation expenses, with the maximum limit of liability for all claims under the EIL Insurance not to exceed $10 million for each loss or remediation expense and $10 million for all losses and remediation expenses. The EIL Insurance also provides a retention of the first $500,000 per loss or remediation expense that is to be paid by the Company. The Company has given notice to its insurance carrier of the above claims. Although there are no assurances, the Company believes that the EIL Insurance will provide coverage for this matter up to the limits of the policy in excess of the Company's$500,000 deductible. As of the date of this report, the Company believes that if any award is ultimately received by the Plaintiffs, that such award would not exceed the limits of the coverage of the EIL Insurance. Although there can be no assurances, the Company does not believe the outcome of this matter will have a material adverse effect on the Company's financial position or results of operation. The statements contained in the two penultimate sentences of this paragraph are forward-looking statements that involve a number of risks and uncertainties that could cause actual results to differ materially, such as, among other factors, the following: the EIL Insurance does not provide coverage to the Company and the Chemical Business for any material claims made by the plaintiffs, the plaintiffs alleged damages not covered by the EIL Policy which a court may find the Company and/or the Chemical Business liable for, such as punitive damages, or a court finds the Company and/or the Chemical Business liable for damages to such claimants for a material amount in excess of the limits of coverage of the EIL Insurance.Arch Mineral Corporation, et al. v. ICI Explosives USA, Inc., et al. On May 24, 1996, the plaintiffs filed this cause of action against El Dorado and five (5) other unrelated commercial explosives manufacturers alleging that the defendants allegedly violated certain federal and state antitrust laws in connection with alleged price fixing of certain explosive products. This cause of action is pending in the United States District Court, Southern District of Indiana. The principal plaintiffs in this cause of action are Arch Mineral Corporation, Ohio Power Company, Consol, Inc., Cyprus Amax Minerals Company, Kennecott Corporation, Mapco Coal, Inc., Solar Sources, Inc., Triton Coal Company and certain subsidiaries of the above. The other defendants are ICI Explosives USA, Inc., Dyno Nobel, Inc., Mine Equipment & Mill Supply Company, Austin Powder Co., and ETI Explosives Techologies International, Inc., none of which are affiliates of the Company or El Dorado. The plaintiffs are suing for an unspecified amount of damages, which, pursuant to statute, plaintiffs are requesting be trebled, together with costs. Based on the information presently available to the Company, the Company does not believe that El Dorado conspired with any party, including, but not limited to, the five (5) other defendants, to fix prices in connection with the sale of commercial explosives. Discovery has just begun in this matter, and El Dorado will vigorously defend itself in this litigation.

Item 2.   Changes in Securities

     Not applicable.

Item 3.   Defaults upon Senior Securities

     Not applicable.


Item 4.   Submission of Matters to a Vote of Security Holders

     At the Company's 1996 Annual Meeting of Shareholders held on June 27, 1996, the following three members of the Board of Directors were reelected for a term of three (3) years, as follows:
                                        Number of
                                         Shares         Number of
                                      "Against" and   Abstentions
                       Number of       to "Withhold    and Broker
     Name            Shares "For"       Authority"      Non-Votes
- -------------------  -------------    -------------   ------------
Raymond B. Ackerman    11,981,738        87,986             -
Bernard G. Ille        11,979,304        90,420             -
Tony M. Shelby         11,988,103        81,621             -

     The following are the directors whose terms of office continued after such Annual Meeting: Robert C. Brown, M.D., Barry H. Golsen, Jack E. Golsen, David R. Goss, Horace G. Rhodes, and Jerome D. Shaffer, M.D.

     At the annual Meeting, Ernst & Young, LLP, certified public accounts, was appointed as independent auditors of the Company for 1996, as follows:

                                         Number of
                                         Shares
                                         "Against"    Number of
                                         and to       Abstentions
                       Number of         "Withhold    and Broker
                     Shares "FOR"        Authority"   Non-Votes
                     ------------        ----------   -----------
                      12,022,540           40,397        6,787



Item 5.   Other Information

     Not applicable.

Item 6.   Exhibits and Reports on Form 8-K

     (A) Exhibits. The Company has included the following exhibits in this report:

          4.1 Credit Agreement, dated as of August 8, 1996, between El Dorado Chemical Company and Security Pacific Leasing Corporation. The agreement contains a list of schedules and exhibits omitted from the filed copy and the Company agrees to furnish supplementally a copy of any of the omitted schedules or exhibits to the Commission upon request.

          11.1 Statement Re: Computation of Per Share Earnings.

          15.1 Letter Re: Unaudited Interim Financial Information.

          27.1 Financial Data Schedule

     (B) Reports of Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended June 30, 1996.


                                SIGNATURES
                                ----------
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly-authorized, to sign this report on its behalf on this 19th day of August, 1996


             LSB INDUSTRIES, INC.



                            By: /s/ Tony M. Shelby
                               ----------------------------------
                                Tony M. Shelby,
                                Senior Vice President of Finance
                                (Principal Financial Officer)


                            By: /s/ Jim D. Jones
                               -----------------------------------
                                Jim D. Jones
                                Vice President, Controller and
                                Treasurer(Principal Accounting
                                Officer)