Form 10-Q
period 1996-09-30
LSB INDUSTRIES INC
filed 1996-11-19
CIK 60714

FORM 10-Q

                               UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly period ended    September 30, 1996
                          ----------------------------
                                    OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   THE SECURITIES EXCHANGE ACT OF 1934

For The transition period from                 to                  Commission
                              -----------------  -----------------
file number     1-7677
           -------------------------------------------------------
                            LSB INDUSTRIES, INC.
           ----------------------------------------------------
           Exact name of Registrant as specified in its charter


         DELAWARE                                 73-1015226
-----------------------------                    --------------
State or other jurisdiction of                   I.R.S. Employer
incorporation or organization                    Identification
                                                 No.

          16 South Pennsylvania,   Oklahoma City, Oklahoma  73107
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

The number of shares outstanding of the Registrant's voting Common Stock, as of November 8, 1996 is 12,971,356 shares excluding 1,907,120 shares held as treasury stock.

                                  PART I

                           FINANCIAL INFORMATION


Company or group of companies for which report is filed: LSB Industries, Inc. and all of its wholly-owned subsidiaries.

The accompanying condensed consolidated balance sheet of LSB Industries, Inc. at September 30, 1996, the condensed consolidated statements of operations for the nine month and three month periods ended September 30, 1996 and 1995 and the consolidated statements of cash flows for the nine month periods ended September 30, 1996 and 1995 have been subjected to a review, in accordance with standards established by the American Institute of Certified Public Accountants, by Ernst & Young LLP, independent auditors, whose report with respect thereto appears elsewhere in this Form 10-Q. The financial statements mentioned above are unaudited and reflect all adjustments, consisting primarily of adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation of the interim periods. The results of operations for the nine months and three months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet at December 31, 1995, was derived from audited financial statements as of that date.

                                        LSB INDUSTRIES, INC.
                               CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Information at September 30, 1996 is unaudited)
                                       (Dollars in thousands)

                                                 September 30,      December 31,
ASSETS                                                1996                1995
                                                 -------------      ------------
Current assets:

  Cash and cash equivalents                       $   4,071         $   1,420
  Trade accounts receivable, net of allowance        57,388            43,975

  Inventories:
    Finished goods                                   35,882            38,796
    Work in process                                   7,868            12,247
    Raw materials                                    19,695            15,222
                                                   --------          --------
  Total inventory                                    63,445            66,265

  Supplies and prepaid items                          7,130             5,684
                                                   --------          --------
Total current assets                                132,034           117,344

Property, plant and equipment, net                   94,110            86,270

Investments and other assets:

  Loans receivable, secured by real estate           15,247            15,657

  Other assets, net of allowance                     17,604            18,905
                                                   --------          --------
                                                 $  258,995        $  238,176
                                                   ========          ========


                                      (Continued on following page)



                                        LSB INDUSTRIES, INC.
                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                            (Continued)
                          (Information at September 30, 1996 is unaudited)
                                       (Dollars in thousands)

LIABILITIES, PREFERRED AND COMMON STOCKS           September 30,    December 31,
  AND OTHER STOCKHOLDERS' EQUITY                        1996           1995
                                                   ------------     -----------
Current liabilities:
  Drafts payable                                    $       752    $      424
  Accounts payable                                       41,067        28,508
  Accrued liabilities                                    10,295         9,239
  Current portion of long-term debt                      17,442        14,925
                                                       --------      --------
Total current liabilities                                69,556        53,096

Long-term debt                                          111,906       103,355

Contingencies (Note 4)

Redeemable, noncumulative convertible
  preferred stock, $100 par value; 1,539 shares
  issued and outstanding (1,566 in 1995)                    146           149

Non-redeemable preferred stock, common stock and
  other stockholders' equity (Note 3):
  Series B 12% cumulative, convertible
    preferred stock, $100 par value;
    20,000 shares issued and outstanding                  2,000         2,000
  Series 2 $3.25 convertible, exchangeable
    Class C preferred stock, $50 stated
    value; 920,000 shares issued and outstanding         46,000        46,000
  Common stock, $.10 par value; 75,000,000
    shares authorized, 14,868,476 shares
    issued (14,757,416 in 1995)                           1,487         1,476
  Capital in excess of par value                         37,802        37,567
  Retained earnings                                         956         5,148
                                                       --------      --------
                                                         88,245        92,191
  Less treasury stock, at cost:
    Series 2 Preferred, 5,000 shares                        200           200
    Common stock, 1,907,120 shares
     (1,845,969 in 1995)                                 10,658        10,415
                                                       --------      --------
  Total non-redeemable preferred stock, common
    stock and other stockholders' equity                 77,387        81,576
                                                       --------      --------
                                                     $  258,995     $ 238,176
                                                       ========      ========


                                      (See accompanying notes)

                                       LSB INDUSTRIES, INC.
                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (Unaudited)
                           Nine Months Ended September 30, 1996 and 1995
                          (Dollars in thousands, except per share amounts)


                                                        1996             1995
                                                      --------         --------
Revenues:
  Net sales                                         $  235,298     $   208,038
  Other income                                           3,909           3,350
                                                      --------         -------
                                                       239,207         211,388
Costs and expenses:
  Cost of sales                                        189,729         162,032
  Selling, general and administrative                   41,587          40,554
  Interest                                               9,081           7,540
                                                      --------        --------
                                                       240,397         210,126
                                                      --------        --------
Income (loss) before provision for income taxes         (1,190)          1,262
Provision for income taxes                                 187             112
                                                      --------        --------

Net income (loss)                                   $   (1,377)     $    1,150
                                                      ========        ========
Net loss applicable to
  common stock (Note 2)                             $   (3,803)     $   (1,276)
Average common shares outstanding (Note 2):           ========        ========
  Primary                                           13,056,160      13,325,587

  Fully diluted                                     13,279,716      13,338,356

Loss per common share (Note 2):
  Primary                                           $     (.29)     $     (.10)
                                                      ========        ========
  Fully diluted                                     $     (.29)     $     (.10)
                                                      ========        ========

                                      (See accompanying notes)


                                       LSB INDUSTRIES, INC.
                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (Unaudited)
                           Three Months Ended September 30, 1996 and 1995
                          (Dollars in thousands, except per share amounts)


                                                       1996              1995
                                                     --------        ----------
Revenues:
  Net sales                                         $   75,923      $   63,878
  Other income                                             918           1,647
                                                     ---------       ---------
                                                        76,841          65,525
Costs and expenses:
  Cost of sales                                         62,394          50,902
  Selling, general and administrative                   14,500          14,003
  Interest                                               3,117           2,520
                                                     ---------       ---------
                                                        80,011          67,425
Loss before provision (credit)
  for income taxes                                      (3,170)         (1,900)
Provision (credit) for income taxes                         48             (99)
                                                     ---------       ---------


Net loss                                            $   (3,218)     $   (1,801)
                                                     =========       =========
Net loss applicable to
  common stock (Note 2)                             $   (4,021)     $   (2,604)
                                                     =========       =========
Average common shares outstanding (Note 2):
  Primary                                           12,908,541      12,940,607

  Fully diluted                                     12,908,541      12,940,607

Loss per common share (Note 2):
  Primary                                           $     (.31)     $     (.20)
                                                     =========       =========
  Fully diluted                                     $     (.31)     $     (.20)
                                                     =========       =========

                                      (See accompanying notes)

                                        LSB INDUSTRIES, INC.
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (Unaudited)
                           Nine Months Ended September 30, 1996 and 1995
                                       (Dollars in thousands)

                                                     1996           1995
                                                 ___________     ___________
Cash flows from operations:
  Net income (loss)                                 $ (1,377)   $    1,150
  Adjustments to reconcile net income
    to cash flows provided (used) by operations:
      Depreciation, depletion and amortization:
       Property, plant and equipment                   6,908         5,534
       Other                                             930           751

     Provision for possible losses:
       Trade accounts receivable                         107           687
       Other                                           1,270
     Gain on sale of assets                             (846)         (165)
     Cash provided (used) by changes in assets
       and liabilities:
         Trade accounts receivable                   (13,519)      (11,137)
         Inventories                                   2,820        (3,610)
         Supplies and prepaid items                   (1,446)           73
         Accounts payable                             12,559           345
         Accrued liabilities                             955         1,740
                                                   ---------     ---------
     Net cash provided (used) by
       continuing operations                           8,361        (4,632)

Cash flows from investing activities:
    Capital expenditures                             (14,411)      (15,081)
    Proceeds from sale of investment securities        1,444             -
    Principal payments on notes receivable               410         1,482
    Proceeds from sales of equipment and
     real estate properties                              445         1,006
    Increase in other assets                          (1,842)         (696)
                                                   ---------     ---------

    Net cash used by investing activities            (13,954)      (13,289)


                                   (Continued on following page)

                                        LSB INDUSTRIES, INC.
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (CONTINUED)
                                            (Unaudited)
                           Nine Months Ended September 30, 1996 and 1995
                                       (Dollars in thousands)

                                                        1996        1995
                                                     _________   _________
Cash flows from financing activities:
    Payments on long-term and other debt            $  (11,818)  $  (9,966)
    Long-term and other borrowings                      19,647      18,435
    Net change in revolving debt                         2,901      12,874
    Net change in drafts payable                           328        (618)
    Dividends paid (Note 3):
      Preferred stocks                                  (2,426)     (2,425)
      Common stock                                        (389)       (386)
    Purchases of treasury stock (Note 3)                  (148)     (1,384)
    Net proceeds from issuance of
      common stock (Note 3)                                149         210
                                                    __________   _________

Net cash provided by financing
  activities                                             8,244      16,740
                                                    __________   _________
Net increase (decrease) in cash and cash
  equivalents                                            2,651      (1,181)


Cash and cash equivalents at beginning of
  period                                                 1,420       2,610
                                                     ---------   ---------
Cash and cash equivalents at end of period          $    4,071  $    1,429
                                                     =========   =========


                                      (See accompanying notes)

Note 1: At September 30, 1996, the Company had net operating loss carryforwards for tax purposes of approximately $43 million. Such amounts expire beginning in 2000. The Company also has investment tax credit carryforwards of approximately $568,000, which expire beginning in 1996.

The Company s provision for income taxes for the nine months ended September 30, 1996 of $187,000 is for current state income taxes.

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

Note 3: The table below provides detail of activity in the Stockholders' Equity accounts for the nine months ended September 30, 1996:



                                Common Stock      Non-       Capital                      Treasury
                               _______________  redeemable  in excess           Treasury  Stock
                                         Par     Preferred   of par    Retained Stock     Prefer-
                               Shares   Value     Stock       Value    Earnings Common     red      Total
                               ------   -----    ---------   --------  -------- --------  -------   -----
                                                        (In thousands)

Balance at December 31, 1995   14,757   $1,476   $48,000     $37,567   $ 5,148  $(10,415)  $(200)   $81,576
Net loss                                                                (1,377)                      (1,377)
Conversion of 26.5 shares of
  redeemable preferred stock
  to common stock                   1                              2                                      2
Exercise of stock options         110       11                   233                 (95)               149
Dividends declared:
  Common Stock ($.03 per share)                                           (389)                        (389)
  Series B 12% preferred
    stock ($9.00 per share)                                               (180)                        (180)
  Redeemable preferred
    stock ($10.00 per share)                                               (16)                         (16)
  Series 2 preferred
    stock ($2.44 per share)                                             (2,230)                      (2,230)

Purchases of treasury stock                                                         (148)              (148)

                           (1)------     ------    -------   -------    ------  --------    -----   -------
Balance at September 30, 1996 14,868     $1,487    $48,000   $37,802    $  956  $(10,658)   $(200)  $77,387
                              ======     ======    =======   =======    ======  ========    =====   =======

     (1)
     Includes 1,907,120 shares of the Company's Common Stock held in treasury. Excluding the 1,907,120 shares held in treasury, the outstanding shares of the Company's Common Stock at September 30, 1996 were 12,961,356.

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

B. During 1995 and the first half of 1996, the Company's Chemical Business entered into two Consent Administrative Agreements ("Agreements") with the State of Arkansas (the "State") to resolve certain environmental compliance and certain other issues associated with the Chemical Business' nitric acid concentrators at its El Dorado, Arkansas facility ("Facility"). The Company's Chemical Business has completed its obligations under these Agreements and has installed additional pollution control equipment to reduce opacity and constituent emissions which impact opacity.

     On June 10, 1996, the Company's Chemical Business and the State further agreed to an amendment ("Amendment") to one of the Agreements to resolve certain compliance issues associated with the older concentrated nitric acid units and various related compliance issues at the Facility. As drafted, the Amendment provides for more detailed reporting to the State of environmental activities of the Company's Chemical Business, specific engineering activities to be undertaken at the Facility, and continuation of operation of the older concentrated nitric acid units at the Facility. Stipulated penalties are also set forth in the Amendment. By report dated October 16, 1996, the State of Arkansas determined that the Company's Chemical Business fulfilled all activities required under the Amendment.

C. The Company's Chemical Business is involved in certain litigation involving certain environmental and anti-trust matters. See Part II,
     Item 1, of this report for a discussion as to such litigation and as to certain environmental impairment insurance coverage that the Company's Chemical Business has which may relate to certain of these items of litigation.

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

Debt Guarantee

The Company has guaranteed approximately $2.6 million of indebtedness of an aviation company in development stage in exchange for a minority ownership interest, to which no value has been assigned as of September 30, 1996. The Company is, however, accruing losses of the aviation company based on its ownership percentage and, as a result, the Company has recorded losses of $400,000 in 1996 ($590,000 in the year ended December 31, 1995; $375,000 of which was recorded subsequent to September 30, 1995) related to the debt guarantee. See the "Debt Guarantee" discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report for further discussion concerning the guarantee.

Other

In 1995, in connection with the Company's purchase of fifty percent (50%) equity interest in an energy conservation joint venture (the "Project"), the Company guaranteed the bonding company's exposure under the payment and performance bonds on the Project, which is approximately $17.9 million. The Company is not guaranteeing any of the lending obligations of the Project, but has pledged to the lender of the Project, on a non-recourse basis, its equity interest in the Project. As of September 30, 1996, the Project was complete.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
  RESULTS OF OPERATIONS


     The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with a review of the Company's September 30, 1996 Condensed Consolidated Financial Statements.

OVERVIEW

     The Company is going through a transition from a highly diversified company to a more focused company with the intent to focus on its primary business units, the Chemical Business and the Environmental Control Business and the profitable portions of the Company's Automotive and Industrial Products Businesses.

     In September 1995 the Company announced that it would reduce its investment in, or take other actions regarding, the Automotive and Industrial Products Businesses. The intent is to decrease the investment in these Businesses and redeploy the cash into the Chemical and Environmental Control Businesses which are perceived by management to have strategic advantages and better historical returns on invested capital. The Company continues to work toward these goals, but as of the date of this report, no formal plans have been adopted regarding the Automotive Products Business, except the Company has installed a new management team with the assignment of reducing the investment in the inventories of the Automotive Products Business. The Company has adopted a strategy of reducing the Industrial Products Business by liquidating its inventory in the ordinary course of business to a size where the Company's investment in this business is not significant, and thereafter, limiting this business to the purchase and sale of a limited number of lines of machine tools which the Company believes are profitable.


     Information about the Company's operations in different industry segments for the nine months and three months ended September 30, 1996 and 1995 is detailed below.


                              Nine Months         Three Months
                            1996      1995      1996      1995

                                       (In thousands)
                                        (Unaudited)
Sales:
  Chemical                $129,132  $106,569  $ 39,014  $ 32,631
  Environmental Control     66,368    64,696    24,856    19,499
  Automotive Products       28,849    25,167     8,111     8,726
  Industrial Products       10,949    11,606     3,942     3,022
                           _______   _______   _______   _______
                          $235,298  $208,038  $ 75,923  $ 63,878

Gross profit:
  Chemical                $ 21,318  $ 20,571  $  5,202  $  6,392
  Environmental Control     16,809    17,670     6,554     4,556
  Automotive Products        5,029     5,018     1,024     1,352
  Industrial Products        2,413     2,747       749       676
                           _______   _______   _______   _______
                          $ 45,569  $ 46,006  $ 13,529  $ 12,976

Operating profit (loss):
  Chemical                $ 11,421  $ 10,869  $  1,596  $  3,251
  Environmental Control      4,259     6,046     1,958       650
  Automotive Products       (1,998)   (1,960)   (1,308)   (1,142)
  Industrial Products       (1,668)   (2,015)     (623)     (953)
                           _______   _______   _______   _______
                            12,014    12,940     1,623     1,806
General corporate expenses  (4,123)   (4,138)   (1,676)   (1,186)
Interest expense            (9,081)   (7,540)   (3,117)   (2,520)
                           _______   _______   _______   _______
Income (loss)
  before provision for
  income taxes            $ (1,190) $  1,262  $ (3,170) $ (1,900)


Gross profit by industry segment represents net sales less cost of sales. Operating profit by industry segment represents revenues less operating expenses before deducting general corporate expenses, interest expense and income taxes. As indicated in the above table the operating profit for the first nine months (as defined) declined from $12.9 million in 1995 to $12.0 million in 1996, while sales increased approximately
13%. The decline in operating profit, coupled with an increase in interest expense, resulted in decreased income before income taxes for 1996 of $2.5 million. This decline in operating profit is primarily due to lower earnings in the Environmental Control Business as a result of lower production volumes and cost absorption in the Business' heat pump products operation in 1996 as compared to 1995 production volumes and cost absorption.



RESULTS OF OPERATIONS

Nine months ended September 30, 1996 vs. Nine months ended September 30, 1995.

     Revenues
     --------
     Total revenues for the nine months ended September 30, 1996 and 1995 were $239.2 million and $211.4 million, respectively (an increase of $27.8 million). Sales increased $27.3 million.

     Net Sales
     ---------
     Consolidated net sales included in total revenues for the nine months ended September 30, 1996 were $235.3 million, compared to $208.0 million for the first nine months of 1995, an increase of $27.3 million. This increase in sales resulted principally from: (i) increased sales in the Chemical Business of $22.6 million, primarily due to higher sales of agricultural products and increased business volume of $11.4 million at Total Energy Systems, ("TES") the Company's Australian subsidiary, (ii) increased sales in the Automotive Products Business of $3.7 million due primarily to new product sales associated with the acquisition on June 1, 1995 of New Alloy Company, a manufacturer and distributor of automotive U-joint products, and (iii) increased sales in the Environmental Control Business of $1.7 million primarily due to increased fan coil sales, offset by (iv) decreased machine tool sales in the Industrial Products Business of $.7 million.

     Gross Profit
     ------------
     Gross profit was 19.4% for the first nine months of 1996, compared to 22.1% for the first nine months of 1995. The decrease in the gross profit percentage was due primarily to (i) decreased absorption of costs due to lower production volumes in the Heat Pump Division of the Environmental Control Business, (ii) higher production costs in the Chemical Business due to unabsorbed overhead costs resulting from excessive downtime at the Chemical Business' El Dorado, Arkansas plant complex related to modifications made to install air emissions abatement equipment and resolve problems associated with mechanical failures at the new direct strong nitric acid plant, and (iii) less favorable product mix in the Automotive Products Business.

     Selling, General and Administrative Expense
     -------------------------------------------
     Selling, general and administrative ("SG&A") expenses as a percent of net sales were 17.7% in the nine months ended September 30, 1996 and 19.5% in the first nine months of 1995. As sales increased, SG&A expenses also increased, but not proportionately.

     Interest Expense
     ----------------
     Interest expense was approximately $9.1 million during the nine months ended September 30, 1996 compared to approximately $8.4 million during the nine months ended September 30, 1995 before capitalization of approximately $.9 million in 1995 in connection with the construction of a concentrated nitric acid plant by the Chemical Business. The increase primarily resulted from higher average balances of borrowed funds.

     Income Before Taxes
     -------------------
     The Company had a loss before income taxes of $1.2 million in the first nine months of 1996 compared to income of $1.3 million in the nine months ended September 30, 1995. The decreased profitability of $2.5 million was primarily due to the decline in gross profit and increase in interest expense as previously discussed.

     Provision For Income Taxes
     --------------------------
     As a result of the Company's net operating loss carryforward for income tax purposes as discussed elsewhere herein and in Note 1 of Notes to Condensed Consolidated Financial Statements, the Company's provision for income taxes for the nine months ended September 30, 1996 is for current state income taxes and the Company's provision for income taxes for the nine months ended September 30, 1995 is for current state income taxes and federal alternative minimum taxes.


Three months ended September 30, 1996 vs. Three months ended September 30,
1995.

     Revenues
     --------
     Total revenues for the three months ended September 30, 1996 and 1995 were $76.8 million and $65.5 million, respectively (an increase of $11.3 million). Sales increased $12.0 million.

     Net Sales
     ---------
     Consolidated net sales included in total revenues for the three months ended September 30, 1996 were $75.9 million, compared to $63.9 million for the third quarter of 1995, an increase of $12.0 million. This increase in sales resulted principally from: (i) increased sales in the Chemical Business of $6.4 million due to improved demand for the products of this Business and increased business volume of $3.5 million at TES, (ii) increased sales in the Environmental Control Business of $5.3 million primarily due to increased product lines and improved market conditions for these products, and (iii) increased sales in the Industrial Products Business of $.9 million primarily due to increased sales of machine tools, offset by (iv) decreased sales in the Automotive Products Business of $.6 million due to lower sales of U-joint products.

     Gross Profit
     ------------
     Gross profit was 17.8% for the three months ended September 30, 1996, compared to 20.3% for the three months ended September 30, 1995. The decline in the gross profit percentage was due primarily to (i) higher production costs in the Chemical Business due to unabsorbed overhead costs resulting from excessive downtime at the Business' El Dorado, Arkansas plant related to modifications made to install air emissions abatement equipment and resolve problems associated with mechanical failures at the new direct strong nitric acid plant, and (ii) less favorable product mix in the Automotive and Industrial Products Businesses, offset by (iii) improved absorption of costs in the Environmental Control Business due to higher production volumes.

     Selling, General and Administrative Expense
     -------------------------------------------
     Selling, general and administrative ("SG&A") expenses as a percent of net sales were 19.1% in the three months ended September 30, 1996 and 21.9% in
the third quarter of 1995.   As sales increased, SG&A expenses also increased,
but not proportionately.

     Interest Expense
     ----------------
     Interest expense was approximately $3.1 million during the three months ended September 30, 1996 compared to approximately $2.8 million during the three months ended September 30, 1995, before capitalization of approximately $.3 million in 1995 in connection with the construction of a concentrated nitric acid plant by the Chemical Business. The increase primarily resulted from higher average balances of borrowed funds.

     Income before Taxes
     -------------------
     The Company had a loss before income taxes of $3.2 million in the third quarter of 1996 compared to a loss of $1.9 million in the three months ended September 30, 1995. The increased loss of $1.3 million was primarily due to higher gross profit that was more than offset by increases in SG&A and interest expense as previously discussed. The remaining difference is due to a decrease in other income.

     Provision For Income Taxes
     --------------------------
     As a result of the Company's net operating loss carryforward for income tax purposes as discussed elsewhere herein and in Note 1 of Notes to Condensed Consolidated Financial Statements, the Company's provision for income taxes for the three months ended September 30, 1996 is for current state income taxes and the Company's credit for income taxes for the three months ended September 30, 1995 relates to current state income taxes.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Cash Flow From Operations

     Net cash provided by operating activities in the first nine months of 1996, after adjustment for net non-cash expenses of $9.8 million, was $8.4 million. Accounts receivable increased $13.5 million from December 31, 1995 to September 30, 1996 primarily due to seasonal sales increases in the Chemical Business and increased sales by TES, in addition to sales increases in the Environmental Control and Industrial Products Businesses over the fourth quarter of 1995. Accounts payable and accrued liabilities increased $13.6 million due primarily to higher business volumes in the Chemical and Environmental Control Businesses, as compared to the fourth quarter of 1995. Other factors contributing to the increase in accounts payable include amounts associated with modifications made at the Chemical Business' El Dorado, Arkansas plant and timing of payments for inventory purchases in the Chemical Business and increased accounts payable of TES due to increased business activity from higher sales and increased inventories, in addition to increases in the Environmental Control Business due to increased inventories. Supplies and prepaid items increased by $1.4 million, primarily due to higher prepaid insurance costs and increased manufacturing supplies.

Cash Flow From Investing And Financing Activities

     For the nine months ended September 30, 1996, cash flow from investing and financing activities used approximately $5.7 million cash. Those investment and financing activities providing cash included approximately $1.4 million in proceeds from the sale of certain investment securities, proceeds from long term borrowings of $20 million, and $2.9 million in net borrowings against the Company's working capital revolver.

     Those investment and financing activities requiring cash included: capital expenditures, $14.4 million; payments on long-term debt, $11.8 million; and, payment of preferred and common stock dividends, $2.8 million. Capital expenditures included expenditures of the Chemical Business related to the construction of a concentrated nitric acid plant in El Dorado, Arkansas which began in 1994, and installation of certain air emissions abatement equipment on other plants at the Chemical Business' El Dorado, Arkansas facility. The balance of capital expenditures were for normal additions in the Chemical, Environmental Control, and Automotive Products Businesses.

     During the first nine months of 1996, the Company declared and paid the following aggregate dividends: (1) $9.00 per share on each of the outstanding shares of its Series B 12% Cumulative Convertible Preferred Stock; (2) $2.44 per share on each outstanding share of its $3.25 Convertible Exchangeable Class C Preferred Stock, Series 2; (3) $10.00 per share on each outstanding share of its Convertible Noncumulative Preferred Stock; and (4) $.03 per share on its outstanding shares of Common Stock. A total of $2.8 million have been paid in dividends during the first nine months of 1996, with $2.4 million paid on its outstanding preferred stock and $.4 million paid on its outstanding common stock. Continuation of payment of dividends on the Company's common stocks is subject to the discretion of the Board of Directors. The Company expects to continue payment of cash dividends on the Company's outstanding series of preferred stock pursuant to the terms inherent to such preferred stocks.

Source of Funds

     The Company is a diversified holding Company and its liquidity is dependent, in large part, on the operations of its subsidiaries and credit agreements with lenders.

     The Company and certain of its subsidiaries are parties to a working capital line of credit evidenced by six separate loan agreements ("Agreements") with an unrelated lender ("Lender") collateralized by receivables, inventory and proprietary rights of the Company and the subsidiaries that are parties to the Agreements and the stock of certain of the subsidiaries that are borrowers under the Agreements. The Agreements provide for revolving credit facilities ("Revolver") for total direct borrowings up to $65 million, including the issuance of letters of credit (As discussed below, in August 1996 the maximum permitted borrowing under the Revolver was reduced to $63 million). The Revolver provides for advances at
varying percentages of eligible inventory and trade receivables.   The
Agreements provide for interest at the reference rate as defined (which approximates the national prime rate) plus 1%, or the Eurodollar rate plus 2.875%. At September 30, 1996 the effective interest rate was 8.85%. The initial term of the Agreements is through December 31, 1997, and is renewable thereafter for successive thirteen month terms. The Lender or the Company may terminate the Agreements at the end of the initial term or at the end of any renewal term without penalty, except that the Company may terminate the Agreements after the second anniversary of the Agreements without penalty. Borrowings under the Revolver outstanding at September 30, 1996, were $60.3 million. At September 30, 1996, additional borrowings available under the Revolver based on eligible collateral (as limited by the maximum permitted borrowing of $63 million) was $2.6 million. The Agreements require the Company to maintain certain financial ratios and contain other financial covenants, including tangible net worth requirements and capital expenditure limitations. In October 1996 the Company renegotiated reductions in the tangible net worth and debt ratio covenants for the period September 30, 1996 through December 31, 1997. The tangible net worth covenants were reset to $66.0 million at September 30, 1996 escalating to $68.3 million at December 31, 1997. As of the date of this report, the Company is in compliance with all financial covenants under the Agreements as amended subsequent to September 30, 1996. The annual interest on the outstanding debt under the Revolver at September 30, 1996 at the rate then in effect would be approximately $5.3 million. In July 1996, the Company also negotiated an additional term borrowing of $10 million with the same lender ("Bridge Loan"), which bore interest at the reference rate as defined plus 3%. In August 1996 the Company repaid the Bridge Loan with the proceeds from the "initial advance" of $12 million pursuant to a secured chemical plant asset financing (the "Financing Agreement").

     On August 9, 1996, the Company's wholly-owned subsidiaries, El Dorado Chemical Company and Slurry Explosive Corporation (collectively "Chemical Business"), which substantially comprise the Company's Chemical Business, entered into the Financing Agreement with a leasing subsidiary of a national bank (the "Bank"), whereby the Bank loaned $12 million to the Chemical Business and agreed to use its best efforts to arrange other participants to loan an additional $33 million to the Chemical Business on a long-term basis. The Financing Agreement requires the Chemical Business to maintain certain financial ratios and contains other financial covenants including tangible net worth requirements. Funds borrowed pursuant to the Financing Agreement bear interest at the three month LIBOR Rate plus 425 basis points adjusted quarterly (approximately 10% at September 30, 1996). This Financing Agreement is secured by certain real property and equipment located at the Business' El Dorado, Arkansas facility not previously secured by other borrowing agreements. The funding under the Financing Agreement included an initial advance of $12 million, which the Chemical Business received on August 9, 1996, and a final advance of the remaining $33 million as soon as the Bank has obtained certain additional participants. Should the Bank be unable to obtain additional participants, the Chemical Business will have until June 30, 1997 to repay the initial advance without penalty or convert such advance to a 36 month term loan with amortization based on a 57 month schedule. As of the date of this report, the Company has no assurances that the Bank will be successful in finding the required additional participants. Proceeds from funding the remaining $33 million under the Financing Agreement are to be used to paydown outstanding borrowings under the Revolver discussed above and pay other obligations. The Company has had discussions with other interested parties to replace the Financing Agreement in the event the Lender is unable to obtain additional participants to fund the remaining $33 million.

     In addition to the Agreements discussed above, the Company has the following term loans in place:

(1) The Chemical Business is a party to a loan agreement ("Credit Facility") with two institutional lenders ("Lenders"). This Credit Facility, as amended, provides for a seven year term loan of $28.5 million. The balance of the Credit Facility at September 30, 1996 was $7.5 million, which is due on March 31, 1997. Annual interest at the agreed to interest rates, if calculated on the $7.5 million outstanding balance at September 30, 1996, would be approximately $.9 million. The Credit Facility is secured by certain of the assets of the Chemical Business not otherwise pledged under the working capital line of credit and the Financing Agreement previously discussed and capital stock of the Chemical Business. The Credit Facility requires the Chemical Business to maintain certain financial ratios and contains other financial covenants, including tangible net worth requirements and capital expenditures limitations. As of the date of this report, the Chemical Business is in compliance with all financial covenants. Under the terms of the loan agreements between the Chemical Business and its lenders, the Chemical Business cannot transfer funds to the Company in the form of cash dividends or other advances, except for (i) the amount of taxes that the Chemical Business would be required to pay if it was not consolidated with the Company; and (ii) an amount equal to fifty percent (50%) of the Chemical Business' cumulative adjusted net income as long as the Chemical Business meets certain financial ratios.

(2) The Company's wholly-owned subsidiary, DSN Corporation ("DSN") is a party to several loan agreements with a financing company (the "Financing Company") for three (3) projects which DSN substantially completed during 1995. These loan agreements are for a $16.5 million term loan (the "DSN Permanent Loan"), which was used to construct, equip, re-erect, and refurbish a concentrated nitric acid plant (the "DSN Plant") by the Chemical Business at its El Dorado, Arkansas facility; a loan for approximately $1.2 million to purchase additional railcars to support the DSN Plant (the "Railcar Loan"); and a loan for approximately $1.1 million to finance the construction of a mixed acid plant (the "Mixed Acid Plant") in North Carolina (the "Mixed Acid Loan"). At September 30, 1996, DSN had outstanding borrowings of $14.3 million under the DSN Permanent Loan, $1.0 million under the Mixed Acid Loan, and $1.1 million under the Railcar Loan. The loans have repayment schedules of eighty-four (84) consecutive monthly installments of principle and interest. The interest rates are fixed and range from 8.24% to 8.86%. Annual interest, for the three notes as a whole, at the agreed to interest rates would approximate $1.4 million. The loans are secured by the various DSN and Mixed Acid Plants property and equipment, and all railcars purchased under the railcar loan. The loan agreement requires the Company to maintain certain financial ratios, including tangible net worth requirements. As of the date of this report, the Company is in compliance with all financial covenants or if not in compliance, has obtained appropriate waivers from the Financing Company.

(3) A subsidiary of the Company ("Prime") entered into a loan agreement ("Agreement"), effective as of May 4, 1995, with Bank IV Oklahoma, N.A. ("Bank"). Pursuant to the Agreement, the Bank loaned $9 million to Prime, evidenced by a Promissory Note ("Note"). The Agreement and Note were modified in June of 1996 in consideration for the Bank loaning an additional $4.2 million to Prime. The Note bears interest per annum at a rate equal to three quarters of one percent .75% above the prime rate in effect from day to day as published in the Wall Street Journal. The outstanding principal balance of the Note is payable in sixty (60) monthly payments of principal and interest commencing on June 30, 1996. Payment of the Note is secured by a first and priority lien and security interest in and to Prime's right, title, and interest in the loan receivable relating to the real property and office building located in Oklahoma City, Oklahoma (the "Tower"), the Management Agreement relating to the Tower, and the Option to Purchase Agreement covering the real property on which the Tower is located.

(4) The Company has guaranteed a revolving credit working capital facility (the "Facility") between TES and Bank of New Zealand. The Facility allows for borrowings based on specific percentages of qualified eligible assets. The Facility was amended on June 25, 1996 to allow for borrowings up to an aggregate of $7.0 million Australian. This amendment also requires a reduction of $1.0 million to the amount of $6.0 million on or before December 31, 1996; then a further reduction of $1.0 million to the amount of $5.0 million on or before June 30, 1997. Based on the effective exchange rate at September 30, 1996, the amount of allowed borrowings under the Facility is approximately U.S. $5.5 million. (approximately U.S. $3.9 million borrowed at September 30,
     1996). Such debt is secured by substantially all the assets of TES, plus an unlimited guarantee and indemnity from the Company. The interest rate on this debt is the Bank of New Zealand Corporate Base Lending Rate plus 0.5% (approximately 9.3% at September 30, 1996). The Facility is subject to renewal at the discretion of Bank of New Zealand based upon annual review. The next annual review is due on September 30, 1997. The Facility requires TES to maintain certain financial covenants. As of the date of this report, TES was in compliance with all required covenants. The outstanding borrowing under the facility at September 30, 1996 has been classified as due within one year in the accompanying condensed consolidated financial statements.

     As of the date of this report, future cash requirements include working capital requirements for anticipated sales increases in all Businesses, and funding for future capital expenditures, primarily in the Chemical Business and the Environmental Control Business. Funding for the higher accounts receivable resulting from anticipated sales increases are expected to be provided by the revolving credit facilities discussed elsewhere in this report. Inventory requirements for the higher anticipated sales activity should be met by scheduled reductions in the inventories of the Automotive Products Business, which increased its inventories in 1995 beyond required levels. In 1996, the Company anticipates capital expenditures of approximately $15.5 million (of which approximately $14.4 million had been expended by September 30, 1996), primarily in the Chemical and Environmental Control Businesses.

     As discussed elsewhere in this report in the "Results of Operations", the Chemical Business has experienced substantial downtime resulting in unabsorbed overhead costs at its El Dorado, Arkansas facility as a result of mechanical failures at its new direct strong nitric acid plant. The unabsorbed overhead costs adversely impacted the Chemical Business' gross profit and the Company's consolidated income before income taxes for the nine and three months periods ended September 30, 1996. In addition, cash expenditures for repairs of the physical damage to the Chemical Business' equipment were approximately $1.8 million as of the date of this report. The Company has filed preliminary claims with its insurance carrier under both its business interruption and property policies aggregating approximately $5.7 million (before considering the Company's aggregate deductible of $500,000 per occurrence of an insurable loss). The insurance company has confirmed coverage but, as of this date, has not confirmed the amount that the insurance company would be willing to pay under this claim. The Company believes that this claim is one occurrence, while the insurance company has advised the Company that they believe such may involve more than one occurrence. As of the date of this report, the insurance company has advanced the Chemical Business $1.0 million against its claim. Management believes that it will reach an agreement with the insurance company and settle its claim regarding this matter by December 31, 1996. This is a forward looking statement, and the Company may not be able to settle such claims by December 31, 1996 or be able to ultimately collect any monies in addition to the $1.0 million already advanced.

     Management believes that in addition to cash flows from operations and the Company's revolving credit facilities it will be necessary for the Company to complete, by the end of the first quarter of 1997, a substantial portion of the remaining amounts to be funded under the Financing Agreement discussed above, or a similar financing, to meet its presently anticipated capital expenditure, working capital, debt service and dividend requirements. This is a forward-looking statement that involves a number of risks and uncertainties that could cause actual results to differ materially, such as, a material reduction in revenues, the incurrance of losses, inability to collect a material amount of receivables, required capital expenditures in excess of those presently anticipated, or other future events including the Bank's, or a replacement lender's, ability to fund the $33 million discussed earlier in the "Source of Funds" section of this report, not presently predictable, which individually or in the aggregate could impair the Company's ability to obtain funds to meet its requirements. See discussion under "Recent Developments" of this "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding negotiations to build two new plants; one to produce nitric acid and another to produce high density ammonium nitrate.

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

     A subsidiary of the Company invested approximately $2.8 million to purchase a fifty percent (50%) limited partnership interest in an energy conservation joint venture (the "Project"). As discussed above, the Company has an option to acquire 80% of the general partner and the owner of the other 50% of the Project. The Project was awarded a contract to retrofit residential housing units at a U.S. Army base. The contract required installation of energy-efficient equipment (including air conditioning and heating equipment), which will reduce utility consumption. For the installation and management, the Project will receive an average of seventy-seven percent (77%) of all energy and maintenance savings during the twenty
(20) year contract term. The Project has expended approximately $19.4 million to retrofit the residential housing units at the U.S. Army base. The Project received a loan from a lender to finance up to approximately $14 million of the cost of the Project. The Company is not guaranteeing any of the lending obligations of the Project, but has pledged to the lender of the Project, on a non-recourse basis, its equity interest in the Project.

Debt guarantee

     As disclosed in Note 4 of the Notes to Condensed Consolidated Financial Statements, a subsidiary of the Company has guaranteed approximately $2.6 million of indebtedness of a development stage aviation company in exchange for an ownership interest. The debt guarantee relates to two instruments, both of which require interest only payments through September 1998. One note for $600,000 matures September 28, 1998. The other note requires monthly principal payments of approximately $11,000 plus interest beginning in October 1998 until August 8, 2001, at which time all outstanding principal and unpaid interest are due. In the event of default of this note, the Company is required to assume payments on the note with the term extended until August 2006. Both notes are current as to principal and interest.

     The Company has advanced approximately $150,000 to the aviation company while they sought additional capital. The Company has also purchased additional shares of stock in the aviation company during the first nine months of 1996 for approximately $165,000. As of September 30, 1996, the Company's ownership interest in the aviation company is approximately 26%.
The aviation company has advised the Company that it expects to complete the Federal Aviation Authority certification process by the end of 1997, at which time commercial production development may begin. On August 23, 1996, the aviation company entered into a stock purchase agreement with a third party whereby the third party purchased a 41.62% ownership interest, or 385 shares of common stock for $5 million. The third party also obtained an option to purchase an additional 224 shares of common stock for $4 million. With the completion of this stock purchase agreement, the Company is currently advised by the aviation company that the aviation company is expected to have adequate funding sources to meet capital needs prior to completion of commercial production development, including debt servicing on the two note instruments previously discussed.

Recent developments

     As previously reported, the Chemical Business has entered into detailed negotiations with Bayer Corporation ("Bayer") for the construction and operation of a nitric acid plant located on property owned by Bayer to supply nitric acid on a long-term basis to Bayer's Baytown, Texas facility. All contracts relating to this transaction with Bayer are subject to finalization and completion. If the contracts are finalized, the Company expects that the plant will be constructed and become operational by August 1998.

     The Chemical Business has also entered into a letter of intent with Farmland Industries, Inc. ("Farmland") to negotiate a long-term purchase and sales agreement to supply a major portion of Farmland's annual requirements for high density ammonium nitrate. If the negotiations are successful, the Chemical Business may construct a new dedicated nitric acid plant at its El Dorado, Arkansas complex, of sufficient size, to provide the additional nitric acid needed to produce Farmland's requirements for ammonium nitrate, if necessary to meet the Business' commitment. The letter of intent with Farmland is subject to numerous conditions, including the negotiation and execution of definitive agreements. If the contract with Farmland is consummated, the Company intends to obtain project financing to fund the construction of the project or enter into long-term loan arrangements for the facilities required.

Contingencies

     As discussed in Note 4 of Notes to Condensed Consolidated Financial Statements and Part II, Item 1 "Legal Proceedings", of this report, the Company has several contingencies that could impact its liquidity in the event that the Company is unsuccessful in defending against the claimants. Management does not anticipate that these claims will result in material adverse impacts on its liquidity. This is a forward-looking statement that involves a number of risks and uncertainties that could cause actual results to differ materially, such as, costs of compliance exceeding those presently anticipated, additional sources of contamination being discovered, or the Chemical Business' Environmental Impairment Insurance Policy ("EIL Policy") not providing coverage to the Company and the Chemical Business for any material toxic tort claims made by claimants referred to in Note 4 of Notes to Condensed Consolidated Financial Statements and/or Part II, Item 1 "Legal Proceedings" of this report, if a court finds the Company and/or the Chemical Business liable for damages to claimants in connection with certain toxic tort claims referenced in Note 4 of Notes to Condensed Consolidated Financial Statements and/or Part II, Item 1 "Legal Proceedings" of this report, for damages for a material amount in excess of limits of coverage of the EIL Policy, or a court finds the Company and/or the Chemical Business liable for a material amount in connection with those claims and/or pending litigation involving matters other than the toxic tort lawsuit discussed in Note 4 of Notes to Condensed Consolidated Financial Statements and/or Part II, Item 1 "Legal Proceedings" of this report.

ERNST & YOUNG LLP                                   2600 Liberty Tower
                                                    100 North Broadway
                                                    Oklahoma City, OK 73102
                                                    Phone: 405 278 6800
                                                    Fax: 405 278 6823



                  Independent Accountants' Review Report


Board of Directors
LSB Industries, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of LSB Industries, Inc. and subsidiaries as of September 30, 1996, and the related condensed consolidated statements of operations for the nine-month and three-month periods ended September 30, 1996 and 1995 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of LSB Industries, Inc. as of December 31, 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 26, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1995, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



November 19, 1996                            /s/ ERNST & YOUNG LLP


                                  PART II
                             OTHER INFORMATION


Item 1.   Legal Proceedings

     There are no additional material legal proceedings pending against the Company and/or its subsidiaries not previously reported by the Company in Item 3 of its Form 10-K for the fiscal period ended December 31, 1995, and Item 1 "Legal Proceedings" of Part II of the Company's Form 10-Q for the quarter ended June 30, 1996, discussing (i) a toxic tort lawsuit filed against the Company's Chemical Business in June 1996, styled Roy Carr, et al. v. El Dorado Chemical Company, pending in the United States District Court, Western District of Arkansas, El Dorado Division, and (ii) an anti-trust lawsuit filed against the Company's Chemical Business, styled Arch Mineral Company, et al.
v. ICI Explosives USA, Inc. et al., pending in the United States District Court, Southern District of Indiana which are incorporated by reference herein, except as discussed below.

     Richard Detraz, et al. v. El Dorado Chemical Company. This lawsuit was filed by the plaintiffs against El Dorado Chemical Company ("El Dorado"), a wholly owned subsidiary of the Company, in the United States District Court, Western Division of Arkansas, El Dorado Division, Case No. 96-1112, on October 16, 1996. The plaintiffs are comprised of sixteen (16) persons who reside in various locations throughout the El Dorado, Arkansas metropolitan area. The plaintiffs seek certification by the court as representatives of a class of persons who allegedly have been affected by emissions from El Dorado's Chemical Facility. The named plaintiffs assert that they suffered an unspecified amount of damages due to bodily injuries and property damages as a result of various toxic tort theories, including negligence, nuisance, trespass and strict liability, as a result of releases of toxic substances from El Dorado's manufacturing facility. In addition, the plaintiffs are seeking punitive damages. The Company has been advised by its technical experts that any air emissions from El Dorado's Chemical Facility were not toxic in the quantity so emitted. Discovery has not yet begun in this matter, and El Dorado intends to vigorously defend itself against these claims.

     The Company and the Chemical Business maintain an Environmental Impairment insurance policy ("EIL Insurance") that provides coverage to the Company and the Chemical Business for certain discharges, dispersal, releases, or escapes of certain contaminants and pollutants into or upon land, the atmosphere or any water course or body of water from El Dorado's manufacturing facility which has caused bodily injury, property damage or contamination to others or to other property not on El Dorado's manufacturing facility. The EIL Insurance provides limits of liability for each loss up to $10 million and a similar $10 million limit for all losses due to bodily injury or property damage, except $5 million limits for each remediation expense and $5 million for all remediation expenses, with the maximum limit of liability for all claims under the EIL Insurance not to exceed $10 million for each loss or remediation expense and $10 million for all losses and remediation expenses. The EIL Insurance also provides a retention of the first $500,000 per loss or remediation expense that is to be paid by the Company. The Company has given notice to its insurance carrier of the above claims. Although there are no assurances, the Company believes that the EIL Insurance will provide coverage for the toxic tort lawsuits presently pending against El Dorado as discussed above and in the Company's Form 10-Q for the quarter ended June 30, 1996, up to the limits of the policy in excess of the Company's $500,000 deductible.
As of the date of this report, the Company believes that, if any award is ultimately received by the Plaintiffs in the toxic tort lawsuits, such award would not exceed the limits of the coverage of the EIL Insurance. Although there can be no assurances, the Company does not believe the outcome of the pending toxic tort lawsuits will have a material adverse effect on the Company's financial position or results of operation. The statements contained in the two penultimate sentences of this paragraph are forward-looking statements that involve a number of risks and uncertainties that could cause actual results to differ materially, such as, among other factors, the following: the EIL Insurance does not provide coverage to the Company and the Chemical Business for any material claims made by the plaintiffs, the plaintiffs alleged damages not covered by the EIL Policy which a court may find the Company and/or the Chemical Business liable for, such as punitive damages, or a court finds the Company and/or the Chemical Business liable for damages to such claimants for a material amount in excess of the limits of coverage of the EIL Insurance.

     In October, 1996, a group of individuals who reside in various locations throughout the El Dorado, Arkansas metropolitan area filed a citizens lawsuit against El Dorado in a case styled Roy A. Carr, et al. v. El Dorado Chemical Company, Case No. 96-1113, in the United States District Court, Western District of Arkansas, El Dorado Division. The plaintiffs in this lawsuit are substantially the same as the plaintiffs in the toxic tort lawsuit styled Roy Carr, et al. v. El Dorado Chemical Company discussed in the Company's Form 10-Q for the quarter ended June 30, 1996. In this case, plaintiffs are bringing a citizens' suit against El Dorado alleging that El Dorado violated certain air, water and other environmental laws, rules or regulations and certain permits issued to El Dorado, and, requesting the court to order El Dorado to cure any such alleged violations and to access civil penalties against El Dorado of up to $25,000 per day for each violation, if any, and award costs and attorneys' fees. Discovery has not begun in this case, and El Dorado will vigorously defend itself.

     Arch Mineral Corporation, et al. v. ICI Explosives USA, Inc., et al. On May 24, 1996, the plaintiffs filed this cause of action against El Dorado and five (5) other unrelated commercial explosives manufacturers alleging that the defendants allegedly violated certain federal and state antitrust laws in connection with alleged price fixing of certain explosive products. This cause of action is pending in the United States District Court, Southern District of Indiana. The principal plaintiffs in this cause of action are Arch Mineral Corporation, Ohio Power Company, Consol, Inc., Cyprus Amax Minerals Company, Kennecott Corporation, Mapco Coal, Inc., Solar Sources, Inc., Triton Coal Company and certain subsidiaries of the above. The other defendants are ICI Explosives USA, Inc., Dyno Nobel, Inc., Mine Equipment & Mill Supply Company, Austin Powder Co., and ETI Explosives Technologies International, Inc., none of which are affiliates of the Company or El Dorado. The plaintiffs are suing for an unspecified amount of damages, which, pursuant to statute, plaintiffs are requesting be trebled, together with costs. Based on the information presently available to the Company, the Company does not believe that El Dorado conspired with any party, including, but not limited to, the five (5) other defendants, to fix prices in connection with the sale of commercial explosives. Discovery has just begun in this matter, and El Dorado will vigorously defend itself in this litigation.

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

Item 6.   Exhibits and Reports on Form 8-K

     (A) Exhibits. The Company has included the following exhibits in this report:

          11.1 Statement Re: Computation of Per Share Earnings.

          15.1 Letter Re: Unaudited Interim Financial Information.

          27.1 Financial Data Schedule

     (B) Reports of Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended September 30, 1996.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly-authorized, to sign this report on its behalf on this 19th day of November 1996.


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




































SEC\10Q-s96.WPceerer