Form 10-Q/A
period 1996-09-30
LSB INDUSTRIES INC
filed 1996-11-22
CIK 60714

FORM 10-Q/A
                               Amendment No. 1

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

     Richard Detraz, et al. v. El Dorado Chemical Company. This lawsuit was filed by the plaintiffs against El Dorado Chemical Company ("El Dorado"), a wholly owned subsidiary of the Company, in the United States District Court, Western Division of Arkansas, El Dorado Division, Case No. 96-1112, on October 16, 1996. The plaintiffs are comprised of sixteen (16) persons who reside in various locations throughout the El Dorado, Arkansas metropolitan area. The plaintiffs seek certification by the court as representatives of a class of persons who allegedly have been affected by emissions from El Dorado's Chemical Facility. The named plaintiffs assert that they suffered an unspecified amount of damages due to bodily injuries and property damages as a result of various toxic tort theories, including negligence, nuisance, trespass and strict liability, as a result of releases of toxic substances from El Dorado's manufacturing facility. In addition, the plaintiffs are seeking punitive damages. The Company has been advised by its technical experts that any air emissions from El Dorado's Chemical Facility were not toxic at the levels of exposure. Discovery has not yet begun in this matter, and El Dorado intends to vigorously defend itself against these claims.

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

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly-authorized, to sign this report on its behalf on this 21th day of November 1996.


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