Form 10-K
period 1996-12-31
LSB INDUSTRIES INC
filed 1997-04-15
CIK 60714

FORM 10-K
                               UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

(Mark One)

 /X/      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

          For the fiscal year ended:  December 31, 1996

                                    or

 / /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

          For the transition period from __________ to __________

                      Commission File Number:  1-7677

                        LSB INDUSTRIES, INC.
          (Exact Name of Registrant as Specified in its Charter)

        Delaware                                 73-1015226
____________________________                 __________________
 (State of Incorporation)                      (I.R.S. Employer
                                              Identification No.)
    16 South Pennsylvania Avenue
       Oklahoma City, Oklahoma                           73107
_______________________________________               __________
(Address of Principal Executive Offices)              (Zip Code)

Registrant's Telephone Number, Including Area Code:

                              (405) 235-4546
                              _______________

Securities Registered Pursuant to Section 12(b) of the Act:

                                           Name of Each Exchange
       Title of Each Class                  On Which Registered
________________________________        _______________________

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


     Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for the shorter period that the Registrant has had to file the reports), and (2) has been subject to the filing requirements for
the past 90 days.  YES   X    NO       .
                       ____      _____

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __________.

     As of February 28, 1997, the aggregate market value of the 8,830,654 shares of voting stock of the Registrant held by non-affiliates of the Company equaled approximately $44,153,270 based on the closing sales price for the Company's common stock as reported for that date on the New York Stock Exchange. That amount does not include (1) the 1,539 shares of Convertible Non-Cumulative Preferred Stock (the "Non-Cumulative Preferred Stock") held by non-affiliates of the Company, (2) the 20,000 shares of Series B 12% Convertible, Cumulative Preferred Stock (the "Series B Preferred Stock"), and
(3) the 915,000 shares of $3.25 Convertible Exchangeable Class C Preferred Stock, Series 2, excluding 5,000 shares held in treasury (the "Series 2 Preferred Stock"). An active trading market does not exist for the shares of Non-Cumulative Preferred Stock or the Series B Preferred Stock. The shares of Series 2 Preferred Stock do not have voting rights except under limited circumstances.

     As of February 28, 1997, the Registrant had 12,949,356 shares of common stock outstanding (excluding 1,939,120 shares of common stock held as treasury stock).


                     FORM 10-K OF LSB INDUSTRIES, INC.

                             TABLE OF CONTENTS

                                  PART I
                                                            Page
                                                            ____
Item  1.  Business

               General                                        1
               Segment Information and Foreign
                 and Domestic Operations and Export Sales     1
               Chemical Business                              1
               Environmental Control Business                 5
               Automotive Products Business                   8
               Industrial Products Business                  10
               Employees                                     11
               Research and Development                      11
               Environmental Compliance                      11

Item 2.   Properties

               Chemical Business                             13
               Environmental Control Business                14
               Automotive Products Business                  14
               Industrial Products Business                  15

Item 3.   Legal Proceedings                                  16

Item 4.   Submission of Matters to a Vote of
            Security Holders                                 19

Item 4A.  Executive Officers of the Company                  19


                                  PART II

Item 5.   Market for Company's Common Equity
             and Related Stockholder Matters

               Market Information                            20
               Stockholders                                  20
               Dividends                                     20

Item 6.   Selected Financial Data                            24

Item 7.   Management's Discussion and Analysis
            of Financial Condition and Results of Operations

               Overview                                      26
               Results of Operations                         30
               Liquidity and Capital Resources               34

Item 8.   Financial Statements and Supplementary Data        41

Item 9.   Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure           42


                                 PART III

          Incorporated by reference from the Company's proxy
statement.                                                   42


                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules
            and Reports on Form 8-K                          42



                                  PART I
                                  ______
ITEM 1.   BUSINESS
_______   ________

GENERAL
_______

     LSB Industries, Inc. (the "Company") was formed in 1968 as an Oklahoma corporation, and in 1977 became a Delaware corporation. The Company is a diversified holding company which is engaged, through its subsidiaries, in (i) the manufacture and sale of chemical products for the explosives, agricultural and industrial acids markets (the "Chemical Business"), (ii) the manufacture and sale of a broad range of air handling and heat pump products for use in commercial and residential air conditioning systems (the "Environmental Control Business"), and (iii) the manufacture or purchase and sale of certain automotive and industrial products, including automotive bearings and other automotive replacement parts (the "Automotive Products Business") and the purchase and sale of machine tools (the "Industrial Products Business").

SEGMENT INFORMATION AND FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES
________________________________________________________________________

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

CHEMICAL BUSINESS
_________________

     GENERAL:
     _______

     The Chemical Business manufactures and sells the following types of chemical products to the mining, agricultural and other industries: sulfuric acid, concentrated nitric acid, prilled ammonium nitrate fertilizer and ammonium nitrate-based blasting products. In addition, the Chemical Business markets emulsions that it purchases from others for resale to the mining industry.

     The Chemical Business' principal manufacturing facility is located in El Dorado, Arkansas ("El Dorado Facility") and its other manufacturing facilities are located in Hallowell, Kansas, Wilmington, North Carolina, four locations in Australia, and one location in New Zealand.

     For 1996, approximately 26% of the sales of the Chemical Business consisted of sales of fertilizer and related chemical products for agricultural purposes, which represented approximately 14% of the Company's 1996 consolidated sales, and 61% consisted of sales of ammonium nitrate and other chemical-based blasting products for the mining industry, which represented approximately 33% of the Company's 1996 consolidated sales. The Chemical Business accounted for approximately 54% and 51% of the Company's 1996 and 1995 consolidated sales, respectively.

     SEASONALITY:
     ___________

     The Company believes that the only seasonal products of the Chemical Business are fertilizer and related chemical products sold to the agricultural industry. The selling seasons for those products generally occur during the spring and fall planting seasons, i.e., from March through June and from September through November, which causes the Company to increase its inventory prior to the beginning of each season. Sales to this Business' markets depend upon weather conditions and other circumstances beyond the control of the Company.

     RAW MATERIALS:
     _______________

     Ammonia represents an essential component in the production of most of the products of the Chemical Business, and the selling price of those products generally fluctuates with the price of ammonia over time. The Company has contracts with two suppliers of ammonia pursuant to which the suppliers have agreed to supply the ammonia requirements of the Chemical Business on terms the Company considers favorable. One contract is for a period of two (2) years. One contract is for a period of 120 days, and the parties are in the process of executing a long-term contract.

     Substantial world-wide per ton price increases for ammonia were incurred during 1995 and 1996 by most, if not all, users of ammonia that are not also manufacturers of ammonia. Throughout 1995 and 1996, the Company's Chemical Business has been able to increase its sales prices to cover a portion of the price increases relating to the cost of ammonia that were incurred. However, the Company's Chemical Business has not been able to recover all of these cost increases by way of price increases during 1995 and 1996 on its products due to market conditions. As a result, such inability to increase prices to cover all price increases for ammonia for the Chemical Business' products had a negative impact on the Company's 1995 and 1996 earnings. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of negative impact on the Chemical Business as a result of high ammonia prices.

     The Company believes that it could obtain ammonia from other sources in the event of a termination of the above referenced contracts, but such may not be obtainable on as favorable terms as presently available to the Chemical Business under its present agreements.

     MARKETING AND DISTRIBUTION:
     __________________________

     The Chemical Business sells and markets its products to wholesalers and directly through its own sales force using 32 distribution centers operated by the Chemical Business. See "Properties". The Chemical Business sells low density prilled ammonium nitrate-based explosives primarily to the surface coal mining industry through six (6) Company-owned distribution centers, most of which are located in close proximity to the customers' surface mines in the coal producing states of Kentucky, Indiana, and Missouri, and through four (4) company-owned distribution centers in Australia and one (1) location in New Zealand located in the proximity of the mines. In addition, sales of explosives are made on a wholesale basis to independent wholesalers and other explosives companies.

     The Chemical Business sells high density prilled ammonium nitrate for use in agricultural markets in geographical areas within a freight-logical distance from its El Dorado, Arkansas, manufacturing plant, primarily Texas, Oklahoma, Arkansas, and Louisiana. The products are sold through 21 distribution centers, with 15 centers located in Northern and Eastern Texas, one center located in Oklahoma, two centers located in Missouri, and three centers located in Tennessee. The Chemical Business also sells its agricultural products directly to wholesale customers.

     The Chemical Business sells its industrial acids, consisting primarily of high grade concentrated nitric acid and sulfuric acid, primarily to the food, paper, chemical, and electronics industries. Concentrated nitric acid is a special grade of nitric acid used in the manufacture of pharmaceuticals, explosives, and other chemical products.

     CUSTOMERS:
     _________

     The Chemical Business does not depend on any single customer or a few customers. However, the Company does have a multi-year contract expiring in December 1998, to supply a customer with nitric acid from ammonia provided by such customer. The loss of that contract could have a material adverse effect on the Chemical Business.

     PATENTS:
     ________

     The Company believes that the Chemical Business does not depend upon any patent or license; however, the Chemical Business does own certain patents that it considers important in connection with the manufacture of certain blasting agents and high explosives. These patents expire from 1997 through 1999.

     REGULATORY MATTERS:
     __________________

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

     COMPETITION:
     _____________

     The Chemical Business competes with other chemical companies, in its markets, many of whom have greater financial resources than the Company. The Company believes that the Chemical Business is competitive as to price, service, warranty, and product performance. The Company believes that the Chemical Business' contracts with its suppliers of ammonia, which the Company believes allows the Chemical Business to purchase ammonia at favorable prices compared to the world market price of ammonia, allows the Chemical Business the ability to favorably compete with its competitors as to price. The Company believes that the Chemical Business is a leader in the Texas ammonium nitrate market and the leading producer of concentrated nitric acid in the United States for third party sales.

     RECENT CONSTRUCTION:
     ____________________

           During 1994, 1995 and 1996 the Chemical Business spent approximately $26.8 million to install an additional concentrated nitric acid plant ("DSN Plant") at its manufacturing facility located at El Dorado, Arkansas. The
DSN Plant began limited operations in 1995 and such limited operations have continued through March 1997 due to certain mechanical problems at the DSN Plant. As of the date of this report, the DSN Plant is operating at approximately 80% of its design capacity.

     RECENT DEVELOPMENT:
     __________________

     The Chemical Business has substantially finalized negotiations with the Bayer Corporation ("Bayer") for the Chemical Business to build and operate on a long-term basis a nitric acid plant located on property owned by Bayer in Baytown, Texas. If the transaction is completed, the Chemical Business would provide nitric acid from such plant to Bayer's Baytown, Texas, plant. Execution of the agreement between the Chemical Business and Bayer is subject to the Company finalizing the financing to construct the nitric acid plant and the final terms upon which the Chemical Business would lease such nitric acid plant. The Company has an agreement in principle with a lender to provide financing which is subject to a number of conditions. Such nitric acid plant would be owned by a party that is not an affiliate of the Company and would be leased to the Chemical Business for a period expected to equal ten years under an operating lease. It is currently expected that the cost to construct the nitric acid plant would be approximately $60.0 million. Under the terms of the proposed agreement with Bayer, such nitric acid plant is to be constructed and become operational within 18 months from execution of the definitive agreement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ENVIRONMENTAL CONTROL BUSINESS
______________________________

     GENERAL:
     _______

     The Company's Environmental Control Business manufactures and sells a broad range of fan coil, air handling, air conditioning, heating, water source heat pump, geothermal water source heat pump, and dehumidification products targeted to both commercial and residential new building construction and renovation, as well as industrial applications. The fan coil products consist of in-room terminal air distribution equipment utilizing air forced over a fin tube heat exchanger which, when connected to centralized equipment manufactured by other companies, creates a centralized air conditioning and heating system that permits individual room temperature control. The heat pump products manufactured by the Environmental Control Business consist of heat-recovery, water-to-air heat pumps that include a self-contained refrigeration circuit and blower, which allow the unit to heat or cool the space it serves when supplied with recirculating water at mild temperatures. The Environmental Control Business accounted for approximately 29% and 31% of the Company's 1996 and 1995 consolidated sales, respectively.

     PRODUCTION AND BACKLOG:
     ______________________

     Most of the Environmental Control Business' production of the above-described products occurs on a specific order basis. The Company manufactures the units in many sizes, as required by the purchaser, to fit the space and capacity requirements of hotels, motels, schools, hospitals, apartment buildings, office buildings, and other commercial or residential structures. As of December 31, 1996, the backlog of confirmed orders for the Environmental Control Business was approximately $14.9 million, as compared to approximately $12.1 million as of December 31, 1995. A customer generally has the right to cancel an order prior to the order being released to production. Past experience indicates that customers generally do not cancel orders after the Company receives them. As of February 28, 1997, the Environmental Control Business had released approximately $12.6 million of the December 31, 1996 backlog to production. All of the December 31, 1996 backlog is expected to be filled by December 31, 1997.

     DISTRIBUTION:
     ____________

     The Environmental Control Business sells its products to mechanical contractors, original equipment manufacturers and distributors. The Company's sales to mechanical contractors primarily occur through independent manufacturer's representatives, who also represent complimentary product lines not manufactured by the Company. The Environmental Control Business' sales to residential mechanical contractors are through distributors or sold directly by the Environmental Control Business to the contractors. Original equipment manufacturers generally consist of other air conditioning and heating equipment manufacturers who resell under their own brand name the products purchased from the Environmental Control Business as a separate item in competition with the Company or as part of a package with other air conditioning-heating equipment products to form a total air conditioning system which they then sell to mechanical contractors, distributors or end-users. Sales to original equipment manufacturers accounted for approximately 28% of the sales of the Environmental Control Business in 1996 and approximately 8% of the Company's 1996 consolidated sales.

     MARKET:
     _______

     The Environmental Control Business depends primarily on the commercial construction industry, including new construction and the remodeling and renovation of older buildings. In recent years this Business has introduced geothermal products designed for residential markets for both new and replacement markets.

     RAW MATERIALS:
     _____________

     Numerous domestic and foreign sources exist for the materials used by the Environmental Control Business, which materials include aluminum, copper, steel, electric motors, and compressors. The Company does not expect to have any difficulties in obtaining any necessary materials for the Environmental Control Business.

     COMPETITION:
     ___________

     The Environmental Control Business competes with approximately eight companies, several of whom are also customers of the Company. Some of the competitors have greater financial resources than the Company. The Company believes that the Environmental Control Business manufactures a broader line of fan coil and water source heat pump products than any other manufacturer in the United States, and, that it is competitive as to price, service, warranty, and product performance.

     JOINT VENTURES AND OPTIONS TO PURCHASE:
     ______________________________________

     The Company has obtained an option to acquire 80% of the issued and outstanding stock of an Entity ("Entity") that performs energy savings contracts, primarily on U.S. government facilities (the "Option"). For the Option, the Company has paid $1.1 million as of the date of this report. The term of the Option expires May 4, 1997, but the Company may extend such for two (2) additional years until 1999 upon payment of $100,000 for each year the Company desires to extend such Option. As of the date of this report, the Company has not decided whether it will exercise the Option. If the Company decides to exercise the Option, the Company has agreed to pay an exercise price of $4.0 million, less the amount already paid toward the Option ("Option Price"), with a portion of the unpaid exercise price being payable in cash and the balance over a certain period of time. The grantors of the Option have entered into an employment agreement with the Entity. Under the terms of the employment agreements, each of the three grantors will receive, among other things, 12 1/2% of the net profits of the Entity for a period of three to five years following the date of exercise of the Option. If the Company decides not to exercise the Option, the grantors of the Option have agreed to repay to the Company the amounts paid by the Company in connection with the Option (less $100,000), which obligation is secured by the stock of the Entity and other affiliates of the Entity. If the Company decides not to exercise the Option, there is no assurance that the grantors of the Option will have funds necessary to repay to the Company the amount paid for the Option. The grantors of the option may, under certain conditions, require the Company to accelerate its decision as to when it exercises the Option. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".
For 1995 the Entity reported an unaudited net loss of approximately $.5 million. The Company believes that the Entity sustained a loss from operations for 1996, but as of the date of this report, the amount of such loss for 1996 is undeterminable.

     During 1994, a subsidiary of the Company obtained an option to acquire all of the stock of a French manufacturer of air conditioning and heating equipment. The Company's subsidiary was granted the option as a result of the subsidiary loaning to the parent company of the French manufacturer approximately $2.1 million. Subsequent to the loan of $2.1 million, the Company's subsidiary has loaned to the parent of the French manufacturer an additional $1.8 million. The amount loaned is secured by the stock and assets of the French manufacturer. The Company's subsidiary may exercise its option to acquire the French manufacturer by converting approximately $150,000 of the amount loaned into equity. The option is currently exercisable and will expire June 15, 1999. As of the date of this report, the Company has not decided whether it will exercise the option.

     For 1996 and 1995, the French manufacturer had revenues of $16.0 million and $15.9 million, respectively, and reported an approximate breakeven level of operations in 1996 and a net loss of $900,000 in 1995. As a result of cumulative losses by the French manufacturer, the Company has established reserves aggregating approximately $1.5 million through December 31, 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

AUTOMOTIVE PRODUCTS BUSINESS
____________________________

     GENERAL:
     _______

     The Automotive Products Business is primarily engaged in the manufacture and sale of a line of anti-friction bearings, which includes straight-thrust and radial-thrust ball bearings, angular contact ball bearings, and certain other automotive replacement parts (including universal joints, motor mounts, and clutches). This Business also manufactures powertrain and drive line parts for original equipment manufacturers. These products are used in automobiles, trucks, trailers, tractors, farm and industrial machinery, and other equipment. The Automotive Products Business accounted for approximately 12% of the Company's 1996 and 1995 sales. In 1996, the Automotive Products Business manufactured approximately 44% of the products it sold and approximately 37% in 1995, and purchased the balance of its products from other sources, including foreign sources.

     DISTRIBUTION AND MARKET:
     __________________________

     The automotive, truck, and agricultural equipment replacement markets serve as the principal markets for the Automotive Products Business. This Business sells its products domestically and for export, principally through independent manufacturers' representatives who also sell other automotive products. Those manufacturers' representatives sell to retailers (including major chain stores), wholesalers, distributors, and jobbers. The Automotive Products Business also sells its products directly to original equipment manufacturers and certain major chain stores.

     INVENTORY:
     _________

     The Company generally produces or purchases the products sold by the Automotive Products Business in quantities based on a general sales forecast, rather than on specific orders from customers. The Company fills most orders for the automotive replacement market from inventory. The Company generally produces products for original equipment manufacturers after receiving an order from the manufacturer.

     RAW MATERIALS:
     _______________

     The principal materials that the Automotive Products Business needs to produce its products consist of high alloy steel tubing, steel bars, flat strip coil steel, and bearing components produced to specifications. The Company acquires those materials from a variety of domestic and foreign suppliers at competitive prices. The Company does not anticipate having any difficulty in obtaining those materials in the near future.

     FOREIGN RISK:
     ____________

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

     COMPETITION:
     ___________

     The Automotive Products Business engages in a highly competitive business. Competitors include other domestic and foreign bearing manufacturers, which sell in the original equipment and replacement markets. Many of those manufacturers have greater financial resources than the Company.

INDUSTRIAL PRODUCTS BUSINESS
____________________________

     GENERAL:
     _______

     The Industrial Products Business purchases and markets a proprietary line of machine tools. The current line of machine tools distributed by the Industrial Products Business includes milling, drilling, turning, and fabricating machines. The Industrial Products Business purchases most of the machine tools marketed by it from foreign companies, which manufacture the machine tools to the Company's specifications. This Business manufactures CNC bed mills and electrical control panels for machine tools. The Industrial Products Business accounted for approximately 5% of the Company's consolidated sales in each of the years 1996, 1995, and 1994.

     DISTRIBUTION AND MARKET:
     __________________________

     The Industrial Products Business distributes its machine tools in the United States, Mexico, Canada and certain other foreign markets. The Industrial Products Business also sells its machine tools through independent machine tool dealers throughout the United States and Canada, who purchase the machine tools for resale to end users. The principal markets for machine tools, other than machine tool dealers, consist of manufacturing and metal working companies, maintenance facilities, and utilities.

     FOREIGN RISK:
     ______________

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

     COMPETITION:
     ___________

     The Industrial Products Business competes with manufacturers, importers, and other distributors of machine tools many of whom have greater financial resources than the Company. The Company's machine tool business generally is competitive as to price, warranty, and service, and maintains personnel to install and service machine tools.

     EMPLOYEES:
     __________

     As of December 31, 1996, the Company employed 1,563 persons. As of that date, (a) the Chemical Business employed 569 persons, with 105 represented by unions under agreements expiring in August, 1998,(b) the Environmental Control Business employed 577 persons, none of whom are represented by a union, and
(c) the Automotive Products Business employed 261 persons, with 14 represented by unions under an agreement that expired in August, 1990 which has not been renewed.

     RESEARCH AND DEVELOPMENT:
     ________________________

     The Company incurred approximately $532,000 in 1996, $501,000 in 1995, and $606,000 in 1994 on research and development relating to the development of new products or the improvement of existing products. All expenditures for research and development related to the development of new products and improvements are sponsored by the Company.

     ENVIRONMENTAL COMPLIANCE:
     ________________________

     The Chemical Business and its operations are subject to extensive federal, state, and local environmental laws, rules, regulations and ordinances relating to pollution, the protection of the environment or the release or disposal of materials ("Environmental Laws") and is also subject to other federal, state, and local laws regarding health and safety matters ("Health Laws"). The operation of any chemical manufacturing plant and the distribution of chemical products entail risks under the Environmental Laws and Health Laws, many of which provide for substantial fines and criminal sanctions for violations, and there can be no assurance that material costs or liabilities will not be incurred to comply with such laws or to pay fines and penalties. In addition, the Environmental Laws and Health Laws, and enforcement policies thereunder, relating to the Chemical Business could bring into question the handling, manufacture, use, emission or disposal of substances or pollutants at the facilities of the Chemical Business or the manufacture, use, or disposal or certain of its chemical products.
Potentially significant expenditures could be required in order to comply with the Environmental Laws and Health Laws. The Company may be required to make additional significant site or operational modifications, potentially involving substantial expenditures and reduction or suspension of certain operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources". A subsidiary of the Company in the Automotive Products Business was notified in 1987 that it is a potentially responsible party as a result of having been a generator of waste disposed of at a site in Oklahoma City, Oklahoma. See "Legal Proceedings".

     The Arkansas Department of Pollution Control & Ecology ("ADPC&E"), on behalf of the EPA, performed a preliminary assessment at the Chemical Business' El Dorado, Arkansas Plant site ("Site") in 1994. ADPC&E's preliminary assessment report stated, in part, that a release of certain types of contaminants is suspected to have occurred at the Site. In addition, subsequent to the preliminary assessment, the ADPC&E conducted additional inspections at the Site, which revealed certain instances of noncompliance with applicable hazardous waste management activities at the Site. In 1995, El Dorado Chemical Company ("EDC") and the ADPC&E entered into a Consent Agreement to address certain groundwater contamination and other issues at the Site. This Consent Agreement required EDC to undertake certain activities at the Site, including action to reduce contaminants in the groundwater at the Site. EDC submitted a groundwater monitoring work plan to the ADPC&E, which the ADPC&E approved, and EDC initiated such plan. EDC has installed additional monitoring wells at the Site to further test the groundwater. The results of tests of water from the new monitoring wells indicated that a risk assessment needed to be conducted on nitrates identified to be present in the shallow groundwater. The ADPC&E has approved a work plan submitted by EDC for the performance of such risk assessment. The risk assessment is currently being performed.

     During 1995 and the first half of 1996, EDC entered into two additional Consent Administrative Agreements ("Agreements") with the ADPC&E to resolve certain environmental compliance and certain other issues associated with EDC's nitric acid concentrators. In the summer of 1996, EDC and the ADPC&E entered into an amendment ("Amendment") to the Agreements to resolve various compliance issues. In January 1997, EDC entered into a second amendment ("Second Amendment") to the Agreements, under which the ADPC&E acknowledged EDC's completion of certain engineering activities and assessed a penalty of $150,000 to resolve a number of permit issues relating to off-site emissions and other air permit conditions. The Second Amendment also requires EDC to modify its air permit to reflect the new pollution control and other equipment installed. EDC is currently in compliance with the Agreements, as amended.

     During 1996, the Chemical Business expended approximately $6.8 million in connection with capital expenditures relating to compliance with federal, state and local Environmental Laws at its El Dorado, Arkansas, facility, including, but not limited to, compliance with the above- discussed consent agreements with the ADPC&E. The Company estimates that the Chemical Business is planning to spend approximately $1.2 million in 1997 for capital expenditures relating to environmental control facilities at its El Dorado, Arkansas, facility to comply with Environmental Laws, including, but not limited to, such consent agreements. The amount to be spent in 1997 for capital expenditures by the Chemical Business related to compliance with Environmental Laws is a forward-looking statement and the results could materially differ, if during 1997 there are additional releases or threatened releases into the environment, changes in the Environmental Laws applicable to the Chemical Business that require the Chemical Business to spend additional amounts for capital expenditures not presently anticipated by the Company or any federal or state environmental agencies or court of competent jurisdiction, requires the Chemical Business to spend more for capital expenditures in order to comply with Environmental Laws than presently contemplated by the Company.

     The Chemical Business is also involved in various lawsuits pending in federal court in El Dorado, Arkansas, relating to environmental issues at the Chemical Business' El Dorado, Arkansas, facility. See Item 3. "Legal Proceedings" for a discussion of such litigation and insurance coverage relating thereto. The above discussion relating to the amount spent in 1996 and anticipated to be spent in 1997 for capital expenditures relating to compliance with federal, state, and local Environmental Laws at the Chemical Business' El Dorado, Arkansas, facility does not include fees and expenses incurred, or to be incurred, in connection with such litigation or expenditures, if any, that may be spent to comply with any order issued by the court in connection with such lawsuits.

ITEM 2.  PROPERTIES
___________________

CHEMICAL BUSINESS
_________________

     The Chemical Business primarily conducts manufacturing operations (i) on 150 acres of a 1,400 acre tract of land located in El Dorado, Arkansas (the "Site"), (ii) on 10 acres of land in a facility of approximately 60,000 square feet located in Hallowell, Kansas ("Kansas facility") and (iii) a mixed acid plant in Wilmington, North Carolina. In addition, the Chemical Business has four manufacturing facilities in Australia and one in New Zealand that produce blasting related products.

     As of December 31, 1996, the manufacturing facility at the Site was being utilized to the extent of approximately 76%, based on the continuous operation of those facilities. As of December 31, 1996, manufacturing operations at the Kansas facility were being utilized to the extent of approximately 80% based on two 8 hour shifts per day and a 5 day week.

     In addition, the Chemical Business distributes its products through 32 agricultural and blasting distribution centers. The Chemical Business currently operates 21 agricultural distribution centers, with 15 of the centers located in Texas (12 of which the Company owns and 3 of which it leases); 1 center located in Oklahoma which the Company owns; 2 centers located in Missouri (1 of which the Company owns and 1 of which it leases); and 3 centers located in Tennessee (all of which the Company owns). The Chemical Business currently operates 6 domestic explosives distribution centers located in Bonne Terre, Missouri (owned); Owensboro, Combs, and Pilgrim, Kentucky (leased); Midland, Indiana (leased); and Pryor, Oklahoma (leased). The Chemical Business also has four (4) explosives distribution centers in Australia, all of which are leased, and one (1) explosive distribution center located in New Zealand, which is leased.

     The Chemical Business operates its Kansas facility from buildings located on an approximate ten acre site in southeastern Kansas, and a research and testing facility comprising of a one square mile tract of land including buildings and equipment thereon also located in southeastern Kansas which it owns.

     The Chemical Business' El Dorado, Arkansas facility is subject to mortgages.

ENVIRONMENTAL CONTROL BUSINESS
__________________________________

     The Environmental Control Business conducts its fan coil manufacturing operations in two adjacent facilities located in Oklahoma City, Oklahoma, consisting of approximately 265,000 square feet owned by the Company subject to mortgage. As of December 31, 1996, the Environmental Control Business was using the productive capacity of the above-referenced facilities to the extent of approximately 55%, based on two eight-hour shifts per day and a five-day week.

     The Environmental Control Business manufactures most of its heat pump products in a leased 270,000 square foot facility in Oklahoma City, Oklahoma. The lease term began March 1, 1988 and expires February 28, 1998 with options to renew for additional five year periods, and currently provides for the payment of rent in the amount of $52,389 per month. The Company also has an option to acquire the facility at any time in return for the assumption of the then outstanding balance of the lessor's mortgage. As of December 31, 1996, the productive capacity of this manufacturing operation was being utilized to the extent of approximately 64%, based on one eight-hour shift per day and a five-day week.

     All of the properties utilized by the Environmental Control Business are considered by Company management to be suitable and adequate to meet the current needs of that Business.

AUTOMOTIVE PRODUCTS BUSINESS
____________________________

     The Automotive Products Business conducts its operations in plant facilities principally located in Oklahoma City, Oklahoma which are considered by Company management to be suitable and adequate to meet its needs. One of the manufacturing facilities occupies a building owned by the Company, subject to mortgages, totaling approximately 178,000 square feet. The Automotive Products Business also uses additional manufacturing facilities located in Oklahoma City, Oklahoma, owned and leased by the Company totalling approximately 158,000 square feet. During 1996, the Automotive Products Business under-utilized the productive capacity of its facilities.

     International Bearings, Inc. ("IBI"), a subsidiary of the Company operating as a separate entity within the Automotive Products Division, operates from a Company-owned warehouse of approximately 45,000 square feet in an industrial park section of Memphis, Tennessee.

INDUSTRIAL PRODUCTS BUSINESS
____________________________

     The Company owns several buildings, some of which are subject to mortgages, totaling approximately 360,000 square feet located in Oklahoma City, Oklahoma and Tulsa, Oklahoma, which the Industrial Products Business uses for showrooms, offices, warehouse, and manufacturing facilities. The Company also owns real property located near or adjacent to the above-referenced buildings in Oklahoma City, Oklahoma, which the Industrial Products Business uses for parking and storage. The Company also leases facilities in Middletown, New York containing approximately 25,000 square feet for manufacturing operations.

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

SUBSEQUENT EVENT
________________

     In February 1997, Prime Financial Corporation, a wholly-owned subsidiary of the Company, exercised its option to acquire a 22 story office building containing approximately 293,000 square feet of office space (the "Tower") in Oklahoma City, Oklahoma, by foreclosing against the balance owed the subsidiary under a note receivable recorded on the subsidiary's records at a carrying value of approximately $14.0 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion of the acquisition of the Tower by the subsidiary.

ITEM 3.  LEGAL PROCEEDINGS
__________________________

     In December 1987, the United States Environmental Protection Agency ("EPA") notified L&S Bearing Company ("L&S") of potential responsibility for releases of hazardous substances at the Mosley Road Landfill in Oklahoma ("the Mosley Site"). The recipients of such notification were: a) generators of industrial waste allegedly sent to the Mosley Site (including L&S), and b) the current owner/operator of the Mosley Site, Waste Management of Oklahoma ("WMO") (collectively, "PRPs"). Between February 20, and August 24, 1976, the Mosley Site was authorized to accept industrial hazardous waste. During this time, a number of industrial waste shipments allegedly were transported from L&S to the Mosley Site. In February 1990, EPA added the Mosley Site to the National Priorities List. WMO and the US Air Force conducted the remedial investigation ("RI") and feasibility study ("FS"). It is too early to evaluate the probability of a favorable or unfavorable outcome of the matter for L&S. However, it is the PRP Group's position that WMO as the Mosley Site owner and operator should be responsible for at least half of total liability at the Mosley Site, and that 75% to 80% of the remaining liability, if allocated on a volumetric basis, should be assignable to the US Air Force.
The Company is unable at this time to estimate the amount of liability, if any, since the estimated costs of clean-up of the Mosley Site are continuing to change and the percentage of the total waste which were alleged to have been contributed to the Mosley Site by L&S has not yet been determined. If an action is brought against the Company in this matter, the Company intends to vigorously defend itself and assert the above position.

     Roy Carr, et al. v. El Dorado Chemical Company ("Carr Case"); Richard Detraz, et al. v. El Dorado Chemical Company ("Detraz Case"); Roy A. Carr, Sr., et al. v. El Dorado Chemical Company ("Citizen Suit"). The Carr Case, which was filed against El Dorado Chemical Company ("EDC") on June 26, 1996, the Detraz Case, which was filed against EDC on October 14, 1996, and the Citizen Suit, which was filed against EDC on October 17, 1996, are pending in the United States District Court, Western District of Arkansas, El Dorado Division. The plaintiffs in the Carr Case are comprised of eight (8) persons who reside in the area surrounding EDC's El Dorado, Arkansas facility, while the plaintiffs in the Detraz Case are comprised of sixteen (16) persons who reside in various locations throughout the El Dorado, Arkansas, metropolitan area. The plaintiffs in the Citizen Suit are substantially the same as the plaintiffs in the Carr Case. The plaintiffs in both the Carr Case and the Detraz Case allege that they have suffered an unspecified amount of damages under various toxic tort theories for bodily injury and/or property damage as a result of alleged releases of toxic substances into the environment from EDC's El Dorado, Arkansas facility (the "Site"), plus punitive damages. In addition, plaintiffs in the Detraz Case are seeking certification by the Court as representatives of a class of persons who allegedly have been affected by emissions from EDC's El Dorado, Arkansas facility, which certification EDC is contesting. The plaintiffs in the Citizen Suit have brought a citizen's suit alleging that EDC has violated the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), as amended by the Emergency Planning Community Right-To-Know Act ("EPCRA"), the Clean Air Act, and the Clean Water Act and permits issued to EDC under certain of these acts, and, as a result, under the terms of such acts the plaintiffs in the Citizen Suit are seeking the Court to order EDC to pay penalties for each day in which EDC violated such acts, if any, and injunctive relief requiring EDC to remediate any such alleged violations. Recently, the Court in the Citizen Suit granted EDC's motion to dismiss some of the plaintiffs' claims in the Citizen Suit, but denied EDC's motion to dismiss other claims. It is expected that the plaintiffs in the Citizen Suit will appeal the dismissal of certain of their claims by the Court. EDC intends to vigorously defend the Carr Case, Detraz Case, and the Citizen Suit.

     The Company and the Chemical Business maintain an Environmental
Impairment Insurance Policy ("EIL Insurance") that provides coverage to the Company and the Chemical Business for certain discharges, dispersals, releases, or escapes of certain contaminants and pollutants into or upon land, the atmosphere or any water course or body of water from the Site, which has caused bodily injury, property damage, or contamination to others or to other property not on the Site. The EIL Insurance provides limits of liability for each loss up to $10.0 million and a similar $10.0 million limit for all losses due to bodily injury or property damage, except $5 million for all remediation expenses, with the maximum limit of liability for all claims under the EIL Insurance not to exceed $10.0 million for each loss or remediation expense and $10.0 million for all losses and remediation expenses. The EIL Insurance also provides a retention of the first $500,000 per loss or remediation expense that is to be paid by the Company. The Company has given notice to its insurance carrier of the above claims. The Company believes that the EIL Insurance will provide coverage for actual damages, if any, sustained by the plaintiffs, in the Carr Case and the Detraz Case, if any, up to the limits of the policy in excess of the $500,000 retention, but will not provide coverage for punitive damages or penalties. As of the date of this report, the Company is unaware whether such claims in the Carr Case and/or the Detraz Case will exceed the limits of the coverage of the EIL Insurance. Although there can be no assurances, the Company does not believe the outcome of these matters will have a material adverse effect on the Company's financial position or results of operation. Certain statements contained in this paragraph are forward-looking statements that involve a number of risks and uncertainties that could cause actual results to differ materially, such as, among other factors, the following: the EIL Insurance does not provide coverage to the Company and the Chemical Business for any material claims made by the claimants, the claimants alleged damages are not covered by the EIL Policy which a court may find the Company and/or the Chemical Business liable for, such as punitive damages, or a court finds the Company and/or the Chemical Business liable for damages to such claimants for a material amount in excess of the limits of coverage of the EIL Insurance.

     Arch Mineral Corporation, et al. v. ICI Explosives USA, Inc., et al. On May 24, 1996, the plaintiffs filed this civil cause of action against EDC and five (5) other unrelated commercial explosives manufacturers alleging that the defendants allegedly violated certain federal and state antitrust laws in connection with alleged price fixing of certain explosive products. This cause of action is pending in the United States District Court, Southern District of Indiana. The plaintiffs are suing for an unspecified amount of damages, which, pursuant to statute, plaintiffs are requesting be trebled, together with costs. Based on the information presently available to EDC, EDC does not believe that EDC conspired with any party, including but not limited to, the five (5) other defendants, to fix prices in connection with the sale of commercial explosives. Discovery has only recently commenced in this matter. EDC intends to vigorously defend itself in this matter.

     ASARCO v. ICI, et al. The US District Court for the Eastern District of Missouri has granted ASARCO and other plaintiffs in a lawsuit originally brought against various commercial explosives manufacturers in Missouri, and consolidated with other lawsuits in Utah, leave to add EDC as a defendant in that lawsuit. An answer or other response is due in April 1997. This lawsuit alleges a national conspiracy, as well as a regional conspiracy, directed against explosive customers in Missouri and seeks unspecified damages. EDC has been included in this lawsuit because it sold products to customers in Missouri during a time in which other defendants have admitted to participating in an antitrust conspiracy, and because it has been sued in the Arch Case discussed above. Based on the information presently available to EDC, EDC does not believe that EDC conspired with any party, to fix prices in connection with the sale of commercial explosives. EDC intends to vigorously defend itself in this matter.

     Department of Justice Investigation of Explosives Industry. For several years, the explosives industry has been under an investigation by the US Department of Justice. Certain explosives companies plead guilty to antitrust violations. In connection with that investigation, EDC received and has complied with certain document subpoenas, and certain of EDC's employees have
been subpoenaed to testify in connection with such investigation.   As of the
date of this report, EDC has not been identified as a target of this investigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
____________________________________________________________

     Not applicable.

ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY
____________________________________________

     IDENTIFICATION OF EXECUTIVE OFFICERS
     ____________________________________.  The following table identifies the executive officers of the Company.


                           Position and             Served as
                           Offices with             an Officer
Name                Age    the Company                 from
______________     _____   ____________            _____________

Jack E. Golsen      68     Board Chairman          December 1968
                           and President

Barry H. Golsen     46     Board Vice Chairman     August 1981
                           and President of the
                           Environmental
                           Control Business

David R. Goss       56     Senior Vice             March 1969
                           President of
                           Operations and
                           Director

Tony M. Shelby      55     Senior Vice             March 1969
                           President - Chief
                           Financial Officer,
                           and Director

Jim D. Jones        55     Vice President -         April 1977
                           Treasurer and
                           Corporate Controller

David M. Shear      37     Vice President and       March 1990
                           General Counsel

_________________________________________________________

     The Company's officers serve one-year terms, renewable on an annual basis by the Board of Directors. In March 1996, the Company executed an employment agreement (the "Agreement") with Jack E. Golsen for an initial term of three years followed by two additional three year terms. The Agreement automatically renews for each successive three year term unless terminated by either the Company or Jack E. Golsen giving written notice at least one year prior to the expiration of the then three year term. All of the individuals listed above have served in substantially the same capacity with the Company and/or its subsidiaries for the last five years.

     FAMILY RELATIONSHIPS.
     ____________________ The only family relationship that exists among the executive officers of the Company is that Jack E. Golsen is the father of Barry H. Golsen.

                                   PART II
                                   _______

ITEM 5.   MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
_________________________________________________________________________
          MATTERS
          _______

MARKET INFORMATION
__________________

     The Company's Common Stock trades on the New York Stock Exchange, Inc. ("NYSE"). The following table shows, for the periods indicated, the high and low closing sales prices for the Company's Common Stock.

                                    Fiscal Year Ended
                                      December 31,
                                ___________________________

                                    1996               1995
                                    ____               ____

                   Quarter   High      Low       High       Low
                   _______   ____      ___       ____       ___

                   First      6 3/8    3 1/2     6 1/4      5 5/8
                   Second     6 1/4    4 5/8     6 7/8      5 1/4
                   Third      5 1/8    3 1/2     6 7/8      4 7/8
                   Fourth     5        3 1/2     5 1/4      3 5/8

STOCKHOLDERS
____________

    As of February 28, 1997, the Company had 1,155 record holders of its Common Stock.

DIVIDENDS
_________

    Holders of the Company's Common Stock are entitled to receive dividends only when, as, and if declared by the Board of Directors. No dividends may be paid on the Company's Common Stock until all required dividends are paid on the outstanding shares of the Company's Preferred Stock, or declared and amounts set apart for the current period, and, if cumulative, prior periods. The Company has issued and outstanding as of December 31, 1996, 915,000 shares of $3.25 Convertible Exchangeable Class C Preferred Stock, Series 2 ("Series 2 Preferred"), 1,539 shares of a series of Convertible Non Cumulative Preferred Stock ("Non Cumulative Preferred Stock") and 20,000 shares of Series B 12% Convertible, Cumulative Preferred Stock ("Series B Preferred"). Each share of Preferred Stock is entitled to receive an annual dividend, if, as, and when declared by the Board of Directors, payable as follows: (i) Series 2 Preferred at the rate of $3.25 a share payable quarterly in arrears on March 15, June 15, September 15, and December 15, which dividend is cumulative, (ii) Non Cumulative Preferred Stock at the rate of $10 a share payable April 1, and
(iii) Series B Preferred at the rate of $12.00 a share payable January 1, which dividend is cumulative. The Company has a policy as to the payment of annual cash dividends on its outstanding Common Stock of $.06 per share, payable at $.03 per share semiannually, subject to change or termination by the Board of Directors at any time. The Company paid a cash dividend of $.03 a share on its outstanding Common Stock on July 1, 1996, and January 1, 1997; however, there are no assurances that this policy will not be terminated or changed by the Board of Directors. See Notes 7,9 and 11 of Notes to Consolidated Financial Statements.

    Under the terms of a loan agreement between the Company and its lender, the Company may, so long as no event of default has occurred and is continuing under the loan agreement, make currently scheduled dividends and pay dividends on its outstanding Preferred Stock and pay annual dividends on its Common Stock equal to $.06 per share. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the financial covenants which the Company's failure to maintain could result in an event of default. In addition, the loan agreement with the lender includes as an event of default an ownership change if any Person (except Jack
E. Golsen or members of his Immediate Family [as defined below] and any entity controlled by Jack E. Golsen or members of his Immediate Family together with such Person's affiliates and associates), is or becomes the beneficial owner, directly or indirectly, of more than fifty percent (50%) of the outstanding Common Stock of LSB. The term "Immediate Family" of any Person means the spouse, siblings, children, mothers and mothers-in-law, fathers and fathers-in-law, sons and daughters-in-law, daughters and sons-in-law, nieces, nephews, brothers and sisters-in-law, and sisters and brothers-in-law.

    The Company is a holding company and, accordingly, its ability to pay dividends on its Preferred Stock and its Common Stock is dependent in large part on its ability to obtain funds from its subsidiaries. The ability of EDC, Slurry Explosive Corporation ("SEC"), Northwest Financial Corporation ("NFC"), and DSN Corporation ("DSN") to pay dividends to the Company, to fund the payment of dividends by the Company, or for other purposes, is restricted by certain agreements to which they are parties.

    Under the terms of a term loan agreement between EDC, EDC's wholly-owned subsidiary, SEC, both within the Company's Chemical Business, NFC, a wholly-owned subsidiary of the Company, and certain lenders, and between DSN, another subsidiary of the Company within the Chemical Business, and a lender, (i) EDC cannot transfer funds to the Company in the form of cash dividends or other distributions or advances, except (a) for the amount of taxes that the borrowers would be required to pay if they were not consolidated with the Company and (ii) an amount not to exceed fifty percent (50%) of the borrowers' net income for the immediately preceding fiscal year and (iii) DSN is prohibited from paying any dividends or making any distributions to the Company. See Note 7 of Notes to Consolidated Financial Statements and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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


ITEM 6.  SELECTED FINANCIAL DATA
_______  _______________________
                                        Years ended December 31,
                                        1996          1995          1994        1993         1992
                                        (Dollars in Thousands, except per share data)
Selected Statement of Operations Data:

   Net sales                           $307,160     $267,391     $245,025     $232,616     $198,373
                                       ========     ========     ========     ========     ========
   Total Revenues                      $314,051     $274,115     $249,969     $237,529     $200,217
                                       ========     ========     ========     ========     ========

   Interest expense                    $ 10,017     $ 10,131     $6,949       $  7,507     $  9,225
                                       ========     ========     ========     ========     ========

   Income (loss) from continuing
     operations                        $ (3,845)    $ (3,732)    $  983       $ 11,235     $  6,985
                                       =========    =========    =======      ========     ==========

   Net income (loss)                   $ (3,845)    $(3,732)     $ 24,467     $ 12,399     $  9,255
                                       =========    ========     ========     ========     =========

   Net income (loss) applicable
     to common stock                   $ (7,074)    $ (6,961)    $21,232      $ 10,357     $  7,428
                                       =========    =========    ========     ========     =========
   Primary earnings (loss)
     per common share:
       Income (loss) from continuing
       operations                      $   (.54)    $(.53)       $   (.16)    $    .69     $   (.66)
                                       =========    =========    =========    =========    =========

      Net income (loss)                $   (.54)    $   (.53)    $   1.54     $    .77     $    .94
                                       =========    =========    =========    =========    =========

ITEM 6.  SELECTED FINANCIAL DATA (CONTINUED)
____________________________________________

                                             Years ended December 31,
                                        ________________________________________
                                          1996         1995          1994        1993        1992
                                         ____          ____          ____        ____        ____
                                              (Dollars in Thousands, except per share data)
Selected Balance Sheet Data:

  Total Assets                         $261,284      $238,176      $221,281   $196,038     $166,999
                                       ========      ========      ========   ========     ========

  Long-term debt, including current
      portion                          $132,284      $118,280      $ 91,681   $ 90,395     $ 51,332
                                       ========      ========      ========   ========     ========

  Redeemable preferred stock           $    146      $    149      $    152   $    155     $    163
                                       ========      ========      ========   ========     ========

  Stockholders' Equity                 $ 73,742      $ 81,576      $90,599    $ 74,871     $ 18,339
                                       ========      ========      ========   ========     =========

Selected other Data:
  Cash dividends declared
    per common share                   $    .06      $    .06      $   .06    $    .06     $      -
                                       ========      ========      ========   ========     ========


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
_______  _______________________________________________________________
         RESULTS OF OPERATIONS
         _____________________

    The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with a review of the Company's December 31, 1996 Consolidated Financial Statements,
Item 6 "SELECTED FINANCIAL DATA" and Item 1 "BUSINESS" included elsewhere in this report.

OVERVIEW
_________

    The Company is pursuing a strategy of focusing on its more profitable businesses and concentrating on businesses and product lines in niche markets where the Company has established or can establish a position as a market leader. In addition, the Company is seeking to improve its liquidity and profits through liquidation of selected assets that are on its balance sheet and on which it is not realizing an acceptable return nor does it have the potential to do so.

    In this connection, the Company has been concentrating on reshaping the Automotive Products Business by the liquidation of certain of their assets that don't have the potential to earn an acceptable return and focusing on product lines that management believes have strategic advantages within select niche markets. The Company has also recruited new key management people in the Automotive Products Business including marketing, materials control, manufacturing, and financial. The Company continues to explore its alternatives to accomplish these goals.

    In addition, the Company has been liquidating certain slow moving inventory in the Industrial Products Business in the ordinary course of business. It is the present intention of the Company to limit this Business to lines of machine tools which should result in an acceptable return on capital employed.

    Certain statements contained in this Overview are forward-looking statements, and the results thereof could differ materially from such statements if the Company is unable to liquidate such assets in a reasonable period or on reasonable terms, and if able to liquidate such assets, it may not be able to improve profits in the Automotive Products Business or have an acceptable return on capital employed in these Businesses if general economic conditions deteriorate drastically from the environment these Businesses currently operate in or these Businesses are unable to meet competitive pressures in the market place which restrict these Businesses from manufacturing or purchasing and selling their products at acceptable prices.

    The following table contains certain of the information from Note 15 of Notes to the Company's Consolidated Financial Statements about the Company's operations in different industry segments for each of the three years in the period ended December 31, 1996.

                                 1996             1995             1994
                               _________       _________        _________
                                            (In Thousands)
Sales:
  Chemical                    $ 166,163        $  136,903        $ 131,576
  Environmental Control          89,275            83,843           69,914
  Industrial Products            13,776            13,375           11,222
  Automotive Products            37,946            33,270           32,313
                              _________         __________       _________
                              $ 307,160         $ 267,391        $ 245,025
                              =========         ==========       =========

Gross Profit: (1)
  Chemical                    $  25,885        $  26,050         $  25,700
  Environmental Control          21,961           21,694            17,651
  Industrial Products             3,058            2,953             1,316
  Automotive Products             5,868            6,366             8,442
                              __________       __________        __________
                              $  56,772        $  57,063         $  53,109
                              ==========       ==========        ==========
                                 1996             1995              1994
                               _________        ________          _________
                                             (In Thousands)

Operating profit (loss): (2)
  Chemical                    $  10,971        $  13,393         $  12,809
  Environmental Control           5,362            4,630             3,512
  Industrial Products            (2,685)          (1,199)           (4,155)
  Automotive Products            (4,134)          (3,704)           (1,462)
                              __________       __________        __________

                                  9,514           13,120            10,704

General corporate expenses, net  (3,192)          (6,571)           (3,472)
Interest Expense                (10,017)         (10,131)           (6,949)
                              __________        __________       __________

Income (loss) from continuing
  operations before provision
  for income taxes            $  (3,695)        $  (3,582)       $     283
                              ==========        ==========       ==========

Identifiable assets:

    Chemical                  $ 132,442         $ 111,890        $  94,972

    Environmental Control        50,623            41,331           40,660

    Industrial Products          13,614            17,328           18,423

    Automotive Products          43,212            43,872           38,369
                              __________         __________      __________
                                239,891           214,421          192,424

    Corporate assets             21,393            23,755           28,857
                              __________         __________      __________
          Total assets        $ 261,284          $ 238,176       $ 221,281
                              ==========         ==========      ==========

          (1) Gross profit by industry segment represents net sales less cost of sales. (2) Operating profit by industry segment represents revenues less operating expenses before deducting general corporate expenses, interest expense, and income taxes. As indicated in the above table the operating profit (as defined) declined from $13.1 million in 1995 to $9.5 million in 1996, while sales increased approximately 15% during the same period.
          The decline in operating profit resulted in a loss from continuing operations before income taxes for 1996 of $3.7 million. This decline in operating profit is primarily due to lower earnings in the Chemical Business as a result of increased ammonia costs and underabsorbed overhead related to modifications at the Company's
          El Dorado, Arkansas chemical plant complex and to the lower margins in the Automotive Products Business and foreign sales income recognized in 1995 and not repeated in 1996 in the Industrial Products Business as discussed in Note 6 to Notes to Consolidated Financial Statements.

CHEMICAL BUSINESS

     The Chemical Business manufacturers and sells prilled ammonium nitrate products and high grade specialty acids to the explosives, agricultural, and industrial acids markets, and markets and licenses a number of proprietary explosives products. The Company has grown this Business through the expansion of its principal manufacturing facility in El Dorado, Arkansas, the construction of a mixed acid plant in Wilmington, North Carolina, and the acquisition of new agricultural distribution centers in key geographical markets which are freight logical to its principal plant. During the years 1996, 1995, and 1994, capital expenditures in this Business were $19.1 million, $18.0 million, and $15.5 million, respectively. During the period from December 1994 through December 1996 the net investment in assets of the Chemical Business was increased from $95.0 million to $132.4 million primarily due to the construction of additional capacity to benefit future periods.

     The operating profit in the Chemical Business is down from $12.8 million in 1994 and $13.4 million in 1995 to $11.0 million in 1996. During 1996, the Chemical Business incurred significant amounts of unplanned downtime at the El Dorado, Arkansas Plant site due to mechanical problems and planned downtime for improvements being made to the plants. The downtime resulted in increases in manufacturing overhead and lower absorption of such costs. The unabsorbed overhead combined with unexpected increases in the cost of the primary raw material, ammonia, led to higher cost of sales as a percent of sales and lower gross profit margins.

     The Chemical Business purchases approximately 250,000 tons per year of anhydrous ammonia. The cost of ammonia consumed by the Chemical Business in 1996 was $167 per ton compared to $162 in 1995 and $157 in 1994. In November and December 1996, ammonia prices took an unexpected increase to an average of $200 per ton compared to an average of $152 in November and December 1995. This spike had a disruptive effect on the fourth quarter results of operations. The increased cost of purchased ammonia in 1996 was partially passed on to customers in the form of higher prices, but the entire cost increase could not be offset by higher sales prices resulting in lower gross profit margins.

     Ammonia prices continued to increase in 1997 averaging $217 per ton in January and $212 in February. In March, the price of ammonia began to come down, but not in time to significantly reduce the cost of sales percent in the first quarter of 1997. The price for the Chemical Business' purchased ammonia has declined to $165 per ton as of the date of this report.

     The Chemical Business has substantially finalized negotiations with Bayer for the Chemical Business to build and operate on a long-term basis a nitric acid plant located on property owned by Bayer in Baytown, Texas. If the transaction is completed, the Chemical Business would provide nitric acid from such plant to Bayer's Baytown, Texas plant. Execution of the agreement between the Chemical Business and Bayer is subject to the Company finalizing the financing to construct the nitric acid plant and the final terms upon which the Chemical Business would lease such nitric acid plant. The Company has an agreement in principle with a lender to provide financing. Such nitric acid plant would be owned by a party that is not an affiliate of the Company and would be leased to the Chemical Business for a period expected to equal ten years under an operating lease. It is expected that the cost to construct the nitric acid plant would be approximately $60.0 million. Under the terms of the proposed agreement, such nitric acid plant can be constructed and become operational within 18 months from execution of the definitive agreement.

ENVIRONMENTAL CONTROL

     The Environmental Control Business manufactures and sells a broad range of fan coil, air handling, air conditioning, heating, water source heat pumps, and dehumidification products targeted to both commercial and residential new building construction and renovation.

     The Environmental Business focuses on product lines in the specific niche markets of fan coils and water source heat pumps and has established a significant market share in these specific markets.

     As indicated in the above table, the Environmental Control Business reported improved sales (an increase of 6%) and improved operating profit for 1996 as compared to 1995. From December 1994 through December 1996 the net investment in assets of the Environmental Control Business was increased from $40.7 million to $50.6 million. During this two year period, additions to property, plant, and equipment were $2.0 million and depreciation was approximately $3.1 million.

AUTOMOTIVE AND INDUSTRIAL PRODUCTS BUSINESSES

     The Automotive Products Business sells its products into the automotive, truck, and agricultural equipment replacement markets. Certain of the products are sold directly to original equipment manufacturers and certain major chain stores. The Industrial Products Business markets a proprietary line of machine tools most of which are purchased from foreign companies, which manufacture the machine tools to Company specifications. As indicated in the above table, during 1994, 1995, and 1996, respectively, these Businesses recorded combined sales of $43.5 million, $46.6 million and $51.7 million, respectively, and reported operating losses (as defined above) of $5.6 million, $4.9 million, and $6.8 million in 1994 and 1995, and 1996 respectively. The net investment in assets of these Businesses was $56.8 million, $61.2 million and $56.8 million at year end 1994, 1995, and 1996, respectively. The investment in these Businesses had become excessive due to a build in inventory beyond current demand. However, the investment is beginning to come back down due to a stringent inventory reduction program put into place in 1995.

RESULTS OF OPERATIONS
_____________________

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

REVENUES

     Total revenues for 1996 and 1995 were $314.1 million and $274.1 million, respectively (an increase of $40.0 million or 14.6%). Sales increased $39.8 million or 14.9%.

NET SALES

     Consolidated net sales for 1996 were $307.2 million, compared to $267.4 million for 1995, an increase of $39.8 million or 14.9%. This sales increase resulted principally from: (i) increased sales in the Environmental Control Business of $5.4 million, primarily due to improved market conditions; (ii) increased sales in the Chemical Business of $29.3 million which were primarily attributable to increased sales of $16.0 million at Total Energy Systems ("TES"), the Company's subsidiary located in Australia and New Zealand, which have resulted from an expanded customer base, to higher costs being passed through to customers and higher sales of agricultural products; (iii) increased sales of $.4 million in the Industrial Products Business; and (iv) increased sales of $4.7 million in the Automotive Products Business due to the addition of certain new product lines that the Company believes the Automotive Products Business has a strategic advantage in.

GROSS PROFIT

     Gross profit decreased $.3 million and was 18.5% of net sales for 1996, compared to 21.3% of net sales for 1995. The gross profit percentage declined in the Automotive Products, Chemical, and Environmental Control Businesses. The gross profit of the Chemical Business was adversely affected due to the continued high cost of anhyrdrous ammonia as discussed above and higher production costs due to unabsorbed overhead costs resulting from excessive downtime at the Chemical Business' El Dorado, Arkansas plant complex related to modifications made to install air emissions abatement equipment and resolve problems associated with mechanical failures at the DSN Plant. The Environmental Control Business' gross profit percentage decreased due to production inefficiencies and decreased absorption of costs due to lower production volumes in certain product lines of this Business. The primary reason for the decline in gross profit percentage in the Automotive Products Business was a less favorable customer mix i.e. decreased sales to higher margin retail customers, and increased sales to Original Equipment Manufacturers (OEM) customers which are lower margin customers.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

     Selling, general and administrative expenses ("SG&A"), as a percent of net sales, were 18.7% in 1996 and 21.4% in 1995. Consolidated SG&A expenses were approximately the same in 1996 as 1995 and consolidated net sales increased by 14.9% resulting in a lower percentage of SG&A to sales.
Increased SG&A of the Chemical Business consistent with sales increases were offset by reductions in SG&A in the Environmental Control Business and general corporate expenses.

INTEREST EXPENSE

     Interest expense for the Company, excluding capitalized interest, was $10.0 million during 1996, compared to $10.1 million during 1995. During 1996, $2.4 million of interest expense was capitalized in connection with construction of the DSN Plant, compared to $1.4 million in 1995. The increase of $.9 million before the effect of capitalization primarily resulted from increased borrowings and higher interest rates. The increased borrowings were necessary to support capital expenditures, higher accounts receivable balances and to meet the operational requirements of the Company. See "Liquidity and Capital Resources" of this Management's Discussion and Analysis.

NET INCOME (LOSS)

     The Company had a net loss of $3.8 million in 1996 compared to a net loss of $3.7 million in 1995. Although 1996 consolidated net sales increased, the consolidated gross profit did not increase and the net loss was approximately the same in 1996 as 1995.

RESULTS OF OPERATIONS
_____________________

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

NET SALES

     Consolidated net sales for 1995 were $267.4 million, compared to $245.0 million for 1994, an increase of $22.4 million or 9.1%. This sales increase resulted principally from: (i) increased sales in the Environmental Control Business of $13.9 million, primarily due to improved market conditions and increased production in the fan coil segment of this Business and to increased sales in geothermal water source heat pumps related to certain governmental projects; (ii) increased sales in the Chemical Business of $5.3 million which were primarily attributable to higher ammonia costs being passed through to customers, and increased sales of $2.5 million at TES, the Company's subsidiary located in Australia, which have resulted from an expanded customer base; (iii) increased sales of $2.2 million in the Industrial Products Business primarily due to finalization of a sale to a foreign customer and increases in sales of machine tools; and (iv) increased sales of $1.0 million in the Automotive Products Business due to the addition of new product lines.

GROSS PROFIT

     Gross profit increased $4.0 million and was 21.3% of net sales for 1995, compared to 21.7% of net sales for 1994. The gross profit percentage remained consistent, with only slight changes, in the Chemical and Environmental
Control Businesses. The gross profit of the Chemical Business was adversely affected due to the continued high cost of anhyrdrous ammonia as discussed above. The Industrial Products Business' gross profit percentage increased due to higher prices. The primary reason for the consolidated decline in gross profit percentage was due to customer mix in the Automotive Products Business, i.e. decreased sales to higher margin retail customers, and increased sales to Original Equipment Manufacturers (OEM) customers which are lower margin customers.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

     Selling, general and administrative ("SG&A") expenses, as a percent of et sales, were 21.4% in 1995 and 20.7% in 1994. SG&A remained consistent from 1994 to 1995 as a percentage of sales in the Chemical, Environmental Control, and Automotive Products Businesses. The increase in SG&A, as a percent of sales on a consolidated basis, was primarily attributable to: (1) an increase in the Company's cost of providing employee healthcare benefits of $.7 million; and, (2) increased legal expenses of $.6 million primarily attributable to litigation in connection with an insurance claim for damages to machine tools during transport in a prior year.

INTEREST EXPENSE

     Interest expense for the Company, excluding capitalized interest, was $10.1 million during 1995, compared to $6.9 million during 1994. During 1995, $1.4 million interest expense was capitalized in connection with construction of the DSN Plant compared to $.5 million in 1994. The increase primarily resulted from increased borrowings. The increased borrowings were necessary to support capital expenditures, higher inventory levels, higher accounts receivable balances and to meet the operational requirements of the Company. See "Liquidity and Capital Resources" of this Management's Discussion and Analysis.

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

LIQUIDITY AND CAPITAL RESOURCES
______________________________

CASH FLOW FROM OPERATIONS

     Net cash provided by operations for the year ended 1996 was $13.3 million, after $9.8 million for noncash depreciation and amortization, $3.7 million in provisions for possible losses on accounts and notes receivable, and $1.6 million in gains from real estate and other assets and including the following changes in assets and liabilities: (i) accounts receivable increases of $8.3 million; (ii) inventory increases of $1.7 million; (iii) increases in supplies and prepaid items of $1.5 million; and (iv) increases in accounts payable and accrued liabilities of $16.7 million. The increase in accounts receivable is due to increased sales in all businesses, especially in the Environmental Control Business and the Chemical Business' Australian subsidiary (see Results of Operations for discussion of increase in sales). The increase in inventory was due primarily to an increase of $3.6 million at the Chemical Business' Australian subsidiary resulting from growth of that operation and increases in the Environmental Control Business to support sales increases. These increases were offset by inventory reductions in the Automotive and Industrial Products Businesses resulting from liquidation of excess inventory. The increase in supplies and prepaid items resulted primarily from an increase in manufacturing supplies in the Chemical Business. The increase in accounts payable and accrued liabilities resulted primarily from higher business volume and an increase in capital construction projects in 1996.

CASH FLOW FROM INVESTING AND FINANCING ACTIVITIES

     Cash used by investing activities for the year ended December 31, 1996 was $21.0 million primarily for capital expenditures in the Chemical Business to complete construction of a strong nitric acid plant and for installation of certain air emissions abatement equipment, and expenditures in the Automotive Products Business related to the relocation of a u-joint manufacturing facility moved from Indiana to Oklahoma. The balance of capital expenditures were for normal additions in the Chemical, Environmental Control, and Automotive Products Businesses. The increase in other assets is due primarily to increased loans to potential acquisition candidates. Cash provided by financing activities included long-term borrowings of $25.0 million reduced by payments on long-term debt of $12.0 million, and (i) net paydown on revolving credit facilities of $1.3 million, (ii) dividends of $4.0 million and (iii) increases in other assets of $2.3 million.

     During 1996, the Company declared and paid the following aggregate dividends: (i) $12.00 per share on each of the outstanding shares of its Series B 12% Cumulative Convertible Preferred Stock; (ii) $3.25 per share on each outstanding share of its $3.25 Convertible Exchangeable Class C Preferred Stock, Series 2; (iii) $10.00 per share on each outstanding share of its Convertible Noncumulative Preferred Stock; and (iv) $.06 per share on its outstanding shares of Common Stock. The Company expects to continue the payment of such dividends in the future in accordance with the policy adopted by the Board of Directors and the terms inherent to the Company's various Preferred Stocks.

SOURCE OF FUNDS

     The Company is a diversified holding Company and its liquidity is dependent, in large part, on the operations of its subsidiaries and credit agreements with lenders.

     On February 13, 1997 the Company's wholly-owned subsidiaries, EDC, SEC, and NFC (collectively "Borrowers") completed a $50.0 million long-term financing agreement ("Financing") with an institutional lender. Approximately $19.3 million in proceeds from the Financing were used to repay other outstanding term debt, and the remaining $30.7 million in proceeds was used to pay down the Company's revolving credit facilities and thereby create additional borrowing availability for future working capital and other corporate needs. The Financing is secured by a first mortgage lien on the Chemical Business' property, plant, and equipment located in El Dorado, Arkansas and owned by the Borrowers, except rolling stock and excluding the DSN Plant which is security under a separate loan agreement. The $50.0 million Financing consists of $25.0 million of fixed rate notes bearing interest at 10.57% per annum and $25.0 million of floating rate notes bearing interest at LIBOR plus 4.2% (initially 9.76%). Repayment of the notes is due in quarterly installments of $833,332 plus interest commencing on July 1,1997 through April 2004 at which time the balance is due. The Financing requires the Borrowers to maintain certain financial ratios and contains other financial covenants, including the ratio of funded debt to total capitalization, current ratio, and fixed charge coverage ratio, in addition to net worth and working capital requirements. The Financing also contains certain restrictions on transactions with affiliates. The Financing limits the amount of dividends or distributions on its shares to an amount equal to payments for federal income taxes determined as if the Borrowers filed returns on a separate company basis and dividends up to 50% of the Borrowers' prior year net income. See Note 7 to Notes to Consolidated Financial Statements.

     The Company and certain of its subsidiaries are parties to a working capital line of credit evidenced by six separate loan agreements
("Agreements") with an unrelated lender ("Lender") collateralized by receivables, inventory, and proprietary rights of the Company and the subsidiaries that are parties to the Agreements and the stock of certain of the subsidiaries that are borrowers under the Agreements. The Agreements, as amended, provide for revolving credit facilities ("Revolver") for total direct borrowings up to $63.0 million, including the issuance of letters of credit. The Revolver provides for advances at varying percentages of eligible inventory and trade receivables. The Agreements, as amended, provide for interest at the reference rate as defined (which approximates the national prime rate) plus 2%, or the Eurodollar rate plus 4.375%. At December 31, 1996 the effective interest rate was 9.4%. The initial term of the Agreements is through December 12, 1997, and is renewable thereafter for successive thirteen month terms. The Lender has agreed to amend the initial term maturity date to April 1, 1998. At December 31, 1996, the available borrowings, based on eligible collateral approximated $3.3 million. Borrowings under the Revolver outstanding at December 31, 1996, were $57.2 million. As discussed above, on February 13, 1997, certain of the Company's subsidiaries completed a $50.0 million long-term Financing, from which $30.7 million in proceeds were used to pay down the Revolver. Had this transaction taken place on December 31, 1996, outstanding borrowing under the revolver would have been $26.5 million and available borrowings would have approximated $34.0 million. The Agreements, as amended, require the Company to maintain certain financial ratios and contain other financial covenants, including tangible net worth requirements and capital expenditure limitations. The annual interest on the outstanding debt under the Revolver at December 31, 1996 at the rates then in effect would approximate $5.4 million.

     In addition to the Agreements discussed above, the Company had the following term loans in place as of December 31, 1996:

(1) As of December 31, 1996, the Company's wholly-owned subsidiaries, El Dorado Chemical Company and Slurry Explosive Corporation (collectively "Chemical"), were parties to a loan agreement ("Loan Agreement") with two institutional lenders ("Lenders"). This Loan Agreement provided for a loan ("Term Loan") having a balance at December 31, 1996 of $7.4 million. The Term Loan was repaid in February 1997 with proceeds from the $50.0 million Financing discussed above.

(2) As of December 31, 1996, Chemical was a party to a financing agreement ("Financing Agreement") with a leasing subsidiary of a national bank (the "Bank"). The financing provided for a loan having a balance at December 31, 1996 of $12.0 million. On February 13, 1997, outstanding borrowings under the Financing Agreement were repaid with proceeds from the $50.0 million Financing discussed above.

(3) The Company' s wholly-owned subsidiary, DSN, is a party to several loan agreements with a financing company (the "Financing Company") for three
     (3) projects. These loan agreements are for a $16.5 million term loan (the "DSN Permanent Loan"), which was used to construct, equip, re-erect, and refurbish the DSN Plant being placed into service by the Chemical Business at its El Dorado, Arkansas facility; a loan for approximately $1.2 million to purchase additional railcars to support the DSN Plant (the "Railcar Loan"); and a loan for approximately $1.1 million to finance the construction of a mixed acid plant (the "Mixed Acid Plant") in North Carolina (the "Mixed Acid Loan"). At December 31, 1996, DSN had outstanding borrowings of $13.9 million under the DSN Permanent Loan, $.9 million under the Mixed Acid Loan, and $1.0 million under the Railcar Loan. The loans have repayment schedules of eighty-four (84) consecutive monthly installments of principal and interest. The interest rate on each of the loans is fixed and range from 8.24% to 8.86%. Annual interest, for the three notes as a whole, at December 31, 1996 at the agreed to interest rates would approximate $1.4 million.
     The loans are secured by the various DSN and Mixed Acid Plants property and equipment, and all railcars purchased under the Railcar Loan. The loan agreements require the Company to maintain certain financial ratios, including tangible net worth requirements. As of the date of this report, the Company is in compliance with all financial covenants or if not in compliance, has obtained appropriate waivers from the Financing Company.

(4) As of December 31, 1996, a subsidiary of the Company ("Prime") was a party to an agreement ("Agreement") with Boatmen's Bank, N.A. ("Bank"). The Agreement, as modified, requires interest per annum at a rate equal to three quarters of one percent (.75%) above the prime rate in effect from day to day as published in the Wall Street Journal. The outstanding principal balance of the note is payable in sixty (60) monthly payments of principal and interest commencing on June 30, 1996. Payment of the note is secured by a first and priority lien and security interest in and to Prime's right, title, and interest in the loan receivable relating to the real property and office building located in Oklahoma City, Oklahoma (the "Tower"), the Management Agreement relating to the Tower. In February 1997, the Company exercised its option to purchase the Tower by foreclosing against the loan receivable and paying approximately $140,000 in related costs.

     Future cash requirements include working capital requirements for anticipated sales increases in all Businesses, and funding for future capital expenditures, primarily in the Chemical Business and the Environmental Control Business. Funding for the higher accounts receivable resulting from anticipated sales increases will be provided by cash flow generated by the Company and the revolving credit facilities discussed elsewhere in this report. Inventory requirements for the higher anticipated sales activity should be met by scheduled reductions in the inventories of the Industrial Products Business and in the inventories of the Automotive Products Business, which increased its inventories in 1995 beyond required levels. In 1997, the Company has planned capital expenditures of approximately $6.0 million, primarily in the Chemical and Environmental Control Businesses.

     As discussed elsewhere in this report in the "Results of Operations", as a result of mechanical problems and planned downtime for improvements being made to the plants at the facility, the Chemical Business has experienced unabsorbed overhead costs at its El Dorado, Arkansas facility. The unabsorbed overhead costs adversely impacted the Chemical Business' gross profit and the Company's consolidated income before income taxes for the year ended December 31, 1996.

     Management believes that cash flows from operations, the Company's revolving credit facilities, and other sources, including the $50.0 million Financing completed in February 1997, will be adequate to meet its presently anticipated capital expenditure, working capital, debt service, and dividend requirements. This is a forward-looking statement that involves a number of risks and uncertainties that could cause actual results to differ materially, such as, a material reduction in revenues, continuing to incur losses, inability to collect a material amount of receivables, required capital expenditures in excess of those presently anticipated, or other future events, not presently predictable, which individually or in the aggregate could impair the Company's ability to obtain funds to meet its requirements. The Company currently has no material commitment for capital expenditures, except as discussed under "Overview", "Chemical Business" of this "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the negotiations to build a new nitric acid plant.

FOREIGN SUBSIDIARY FINANCING

The Company has guaranteed a revolving credit working capital facility (the "Facility") between TES and Bank of New Zealand. The Facility allows for borrowings based on specific percentages of qualified eligible assets. The Facility was amended on December 19, 1996 to allow for borrowings up to an aggregate of $8.5 million Australian. This amendment also requires a reduction of $.5 million to the amount of $8.0 million on or before February 28 1997, then a further reduction of $1.0 million to the amount of $7.0 million on or before March 31, 1997. Based on the effective exchange rate at December 31, 1996, the amount of $6.7 million. (approximately US $4.6 million borrowed at December 31, 1996). Such debt is secured by substantially all the assets of TES, plus an unlimited guarantee and indemnity from the Company.
The interest rate on this debt is the Bank of New Zealand Corporate Lending Rate plus 0.5% (approximately 10.0% at December 31, 1996). The next annual review is due on September 30, 1997. TES is in technical non-compliance with a certain financial covenant contained in the loan agreement involving the Facility. However, this covenant was not met at the time of closing and the Bank of New Zealand agrees that the covenant is something to work towards in the future and has continued to allow TES to borrow under the Facility. The outstanding borrowing under the facility at December 31, 1996 has been classified as due within one year in the accompanying Consolidated Financial Statements.

JOINT VENTURES AND OPTIONS TO PURCHASE

     During 1994 the Company, through a subsidiary, loaned $2.1 million to a French manufacturer of HVAC equipment whose product line is compatible with that of the Company's Environmental Control Business in the USA. Under the loan agreement, the Company has the option to exchange its rights under the loan for 100% of the borrower's outstanding common stock. The Company obtained a security interest in the stock of the French manufacturer to secure its loan. During fiscal year 1995 and January 1996 the Company advanced an additional $800,000 to the French manufacturer bringing the total of the loan at December 31, 1996 to $2.9 million. At this time the decision has not been made to exercise such option and the $2.9 million loan net of a $1.5 million valuation reserve is carried on the books as a note receivable in other assets. Subsequent to December 31, 1996, the Company advanced an additional $1.0 million to the French manufacturer for the purchase of additional plant facilities.

     During the second quarter of 1995, the Company executed a stock option agreement to acquire eighty percent (80%) of the stock of a specialty sales organization ("Optioned Company") to enhance the marketing of the Company's air conditioning products. The stock option has a four (4) year term, and a total option granting price of $1.0 million payable in installments including an option fee of $500,000 paid upon signing of the option agreement and annual $100,000 payments for yearly extensions of the stock option thereafter for up to three (3) years. Upon exercise of the stock option by the Company, or upon the occurrence of certain performance criteria which would give the grantors of the stock option the right to accelerate the date on which the Company must elect whether to exercise, the Company shall pay certain cash and issue promissory notes for the balance of the exercise price of the subject shares. The total exercise price of the subject shares is $4.0 million, less the amounts paid for the granting and any extensions of the stock option.

     A subsidiary of the Company invested approximately $2.8 million to purchase a fifty percent (50%) equity interest in an energy conservation joint venture (the "Project"). The Project had been awarded a contract to retrofit residential housing units at a US Army base. The completed contract was for installation of energy-efficient equipment (including air conditioning and heating equipment), which would reduce utility consumption. For the installation and management, the Project will receive an average of seventy-seven percent (77%) of all energy and maintenance savings during the twenty
(20) year contract term. The Project spent approximately $17.5 million to retrofit the residential housing units at the US Army base. The Project has received a loan from a lender to finance approximately $14.0 million of the cost of the Project. The Company is not guaranteeing any of the lending obligations of the Project.

DEBT GUARANTEE

     As disclosed in Note 12 of the Notes to Consolidated Financial
Statements a subsidiary of the Company and one of its subsidiaries have guaranteed approximately $2.6 million of indebtedness of a start up aviation company in exchange for an ownership interest. The debt guarantee relates to two note instruments. One note for which the subsidiary had guaranteed up to $600,000 had a principal balance of $125,000 at December 31, 1996 and was paid in full subsequent to December 31, 1996. The other note in the amount of $2.0 million requires monthly principal payments of $11,111 plus interest beginning in October 1998 through August 8, 1999, at which time all outstanding principal and accrued interest are due. In the event of default of the $2.0 million note, the Company is required to assume payments on the note with the term extended until August 2004. Both notes are current as to principal and interest.

     In 1996, the aviation company received a cash infusion of $4.0 million from an unrelated third party investor for a 41.6% ownership interest in the aviation company. The investor also retained an option to purchase additional stock of the aviation company in exchange for $4.0 million.

AVAILABILITY OF COMPANY'S LOSS CARRYOVERS

     The Company anticipates that its cash flow in future years will benefit from its ability to use net operating loss ("NOL") carryovers from prior periods to reduce the federal income tax payments which it would otherwise be required to make with respect to income generated in such future years; however, such benefit will be limited by the Company's reduced NOL for alternative minimum tax purposes which is approximately $10.0 million at December 31, 1996. As of December 31, 1996, the Company had available NOL carryovers of approximately $45.0 million, based on its federal income tax returns as filed with the Internal Revenue Service for taxable years through 1995, and on the Company's estimates for 1996. These NOL carryovers will expire beginning in the year 1999.

     The above paragraph contains certain forward-looking statements. The amount of these carryovers has not been audited or approved by the Internal Revenue Service and, accordingly, no assurance can be given that such carryovers will not be reduced as a result of audits in the future. In addition, the ability of the Company to utilize these carryovers in the future will be subject to a variety of limitations applicable to corporate taxpayers generally under both the Internal Revenue Code of 1986, as amended, and the Treasury Regulations. These include, in particular, limitations imposed by Code Section 382 and the consolidated return regulations.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
______    ___________________________________________

     The Company has included the financial statements and supplementary financial information required by this item immediately following Part IV of this report and hereby incorporates by reference the relevant portions of those statements and information into this Item 8.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
_________________________________________________________________________
          FINANCIAL DISCLOSURE
          ____________________

     No disagreements between the Company and its accountants have occurred within the 24-month period prior to the date of the Company's most recent financial statements.

                                     PART III
                                    _________

     The Company hereby incorporates by reference the information required by
Part III of this report except for the information of the Company's executive officers included under Part 4A of Part I of this report, from the definitive proxy statement that the Company may file with the Securities and Exchange Commission on or before April 30, 1997, in connection with the Company's 1997 annual meeting of stockholders.

                                     PART IV
                                     _______

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
__________________________________________________________________________

     (a)(1)    FINANCIAL STATEMENTS.  The following consolidated financial
               ____________________
 statements of the Company appear immediately following this Part IV:
                                                                    Pages
                                                               _______________

Report of Independent Auditors                                            F-1

Consolidated Balance Sheets at December 31, 1996
  and 1995                                                         F-2 to F-3

Consolidated Statements of Operations for each of
  the three years in the period ended December 31,
  1996                                                                    F-4

Consolidated Statements of Stockholders' Equity
  for each of the three years in the period ended
  December 31, 1996                                                F-5 to F-6

Consolidated Statements of Cash Flows for
  each of the three years in the period
  ended December 31, 1996                                          F-7 to F-8

Notes to Consolidated Financial Statements                        F-9 to F-36


Quarterly Financial Data (Unaudited)                                     F-37

     (a)(2)    FINANCIAL STATEMENT SCHEDULE.  The Company has included the
               ____________________________
 following schedule in this report:

II - Valuation and Qualifying Accounts                                   F-38

     The Company has omitted all other schedules because the conditions requiring their filing do not exist or because the required information appears in the Company's Consolidated Financial Statements, including the notes to those statements.

     (a)(3)    EXHIBITS.  The Company has filed the following exhibits with
               ________
 this report:

          2.1. Stock Option Agreement dated as of May 4, 1995, optionee, LSB Holdings, Inc., an Oklahoma Corporation, an option to purchase, which the Company incorporates by reference from Exhibit 2.1 to the Company's Form 10-K for fiscal year ended December 31, 1995.

          2.2. Stock Purchase Agreement and Stock Pledge Agreement between Dr. Hauri AG, a Swiss Corporation, and LSB Chemical Corp., which the Company hereby incorporates by reference from Exhibit 2.2 to the Company's Form 10-K for fiscal year ended December 31, 1994.

          3.1. Restated Certificate of Incorporation, the Certificate of Designation dated February 17, 1989, and certificate of Elimination dated April 30, 1993, which the Company hereby incorporates by reference from Exhibit 4.1 to the Company's Registration Statement, No. 33-61640; Certificate of Designation for the Company's $3.25 Convertible Exchangeable Class C Preferred Stock, Series 2, which is incorporated by reference from Exhibit 4.6 to the Company's Registration Statement,
     No. 33-61640.

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

          4.7. Loan and Security Agreement, dated December 12, 1994, between the Company and BankAmerica Business Credit, Inc., which the Company hereby incorporates by reference from Exhibit 4.12 to the Company's Form 10-K for the fiscal year ended December 31, 1994. The Loan and Security Agreement contains a list of schedules and exhibits omitted from the filed exhibit and the Company agrees to furnish supplementally a copy of any of the omitted schedules and exhibits to the Commission upon request.

          4.8. Loan and Security Agreement dated December 12, 1994, between El Dorado Chemical Company and Slurry Explosive Corporation, as
     borrowers, and BankAmerica Business Credit, Inc., as lender, which the Company hereby incorporates by reference from Exhibit 4.13 to the Company's Form 10-K for the fiscal year ended December 31, 1994. The Loan and Security Agreement contains a list of schedules and exhibits omitted from the filed exhibit and the Company agrees to furnish supplementally a copy of any of the omitted schedules and exhibits to the Commission upon request. Substantially identical Loan and Security Agreements, dated December 12, 1994, have been entered into by each of L&S Bearing Co., International Environmental Corporation, Climate Master, Inc., and Summit Machine Tool Manufacturing, Corp. with BankAmerica Business Credit, Inc. and are hereby omitted and such will be provided to the Commission upon the Commission's request.

          4.9. First Amendment dated August 17, 1995, to the Loan and Security Agreement dated December 12, 1994, between the Company and BankAmerica Business Credit, Inc. Substantially identical First Amendments dated August 17, 1995, to the Loan and Security Agreements dated December 12, 1994, were entered into by each of L&S Bearing, International Environmental Corporation, Climate Master, Inc., Summit Machine Tool Manufacturing, Corp., and El Dorado Chemical Company and Slurry Explosive Corporation with BankAmerica Business Credit, Inc. and are hereby omitted and such will be provided upon the Commission's request.

          4.10. Second Amendment dated December 1, 1995, to the Loan and Security Agreement dated December 12, 1994, between the Company and BankAmerica Business Credit, Inc. Substantially identical Second Amendments dated December 1, 1995, to the Loan and Security Agreements dated December 12, 1994, were entered into by each of L&S Bearing, Climate Master, Inc., and Summit Machine Tool Manufacturing, Corp. with BankAmerica Business Credit, Inc. and are hereby omitted and such will be provided upon the Commission's request.

          4.11. Second Amendment dated December 1, 1995, to the Loan and Security Agreement dated December 12, 1994, between El Dorado Chemical Company and Slurry Explosives Corporation, and BankAmerica Business Credit, Inc., which the Company hereby incorporates by reference from
     Exhibit 4.18 to the Company's Form 10-K for the fiscal year ended December 31, 1995.

          4.12. Second Amendment dated December 1, 1995, to the Loan and Security Agreement dated December 12, 1994, between International Environmental Corporation, and BankAmerica Business Credit, Inc., which the Company hereby incorporates by reference from Exhibit 4.19 to the Company's Form 10-K for the fiscal year ended December 31, 1995.

          4.13. Third Amendment to Loan and Security Agreement between the Company and BankAmerica Business Credit, Inc. Substantially identical Third Amendments were entered into by each of L&S Bearing, International Environmental Corporation, Climate Master, Inc., Summit Machine Tool Manufacturing Corp., and El Dorado Chemical Company and are hereby omitted, and such will be provided to the Commission upon request.

          4.14. Fourth Amendment to Loan and Security Agreement between the Company and BankAmerica Business Credit, Inc. Substantially identical Fourth Amendments were entered into by each of L&S Bearing, International Environmental Corporation, Climate Master, Inc., Summit Machine Tool Manufacturing Corp., and El Dorado Chemical Company and are hereby omitted, and such will be provided to the Commission upon request.

          4.15. Fifth Amendment to Loan and Security Agreement between the Company and BankAmerica Business Credit, Inc. Substantially identical Fifth Amendments were entered into by each of L&S Bearing, International Environmental Corporation, Climate Master, Inc., Summit Machine Tool Manufacturing Corp., and El Dorado Chemical Company and are hereby omitted, and such will be provided to the Commission upon request.

          4.16. Sixth Amendment to Loan and Security Agreement between the Company and BankAmerica Business Credit, Inc. Substantially identical Sixth Amendments were entered into by each of L&S Bearing, International Environmental Corporation, Climate Master, Inc., Summit Machine Tool Manufacturing Corp., and El Dorado Chemical Company and are hereby omitted, and such will be provided to the Commission upon request.

          4.17. Loan Agreement dated as of May 4, 1995, by and among Prime Financial Corporation, as borrower, LSB Industries, Inc., Summit Machine Tool Manufacturing Corp., L&S Bearing Co., International Environmental Corporation, El Dorado Chemical Company, and Climate Master, Inc., as the guarantors, and Bank IV Oklahoma, N.A., which the Company hereby incorporates by reference from Exhibit 4.1 to the Company's Form 10-Q for the fiscal quarter ended March 31, 1995.

          4.18 Note Purchase Agreement, dated February 13, 1997 between El Dorado Chemical Company, Northwest Financial Corporation, and Slurry Explosive Corporation as Borrowers, and John Hancock Mutual Life Insurance Company.

          4.19. Intercreditor Agreement dated February 13, 1997 by and between BankAmerica Business Credit, Inc. and John Hancock Mutual Life Insurance Company with respect to certain financing arrangements with El Dorado Chemical Company, Slurry Explosive Corporation, and Northwest Financial Corporation.

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

          10.8. Union Contracts, dated August 5, 1995, between EDC and the Oil, Chemical and Atomic Workers, the International Association of Machinists and Aerospace Workers, and the United Steel Workers of America, dated November 1, 1995 which the Company hereby incorporates by reference from Exhibit 10.7 to the Company's Form 10-K for the fiscal year ended December 31, 1995.

          10.9. Lease Agreement, dated March 26, 1982, between Mac Venture, Ltd. and Hercules Energy Mfg. Corporation, which the Company hereby incorporates by reference from Exhibit 10.32 to the Company's Form 10-K for the fiscal year ended December 31, 1981.

          10.10. Agreement for Purchase and Sale of Anhydrous Ammonia, dated as of January 1, 1997, between El Dorado Chemical Company and Farmland Industries, Inc.

          10.11. Limited Partnership Agreement dated as of May 4, 1995, between the general partner, and LSB Holdings, Inc., an Oklahoma Corporation, as limited partner which the Company hereby incorporates by reference from Exhibit 10.11 to the Company's Form 10-K for the fiscal year ended December 31, 1995.

          10.12.    Lease Agreement dated November 12, 1987, between
     Climate Master, Inc. and West Point Company and amendments thereto, which the Company hereby incorporates by reference from Exhibits 10.32, 10.36, and 10.37, to the Company's Form 10-K for fiscal year ended December 31, 1988.

          10.13. Severance Agreement, dated January 17, 1989, between the Company and Jack E. Golsen, which the Company hereby incorporates by reference from Exhibit 10.48 to the Company's Form 10-K for fiscal year ended December 31, 1988. The Company also entered into identical agreements with Tony M. Shelby, David R. Goss, Barry H. Golsen, David M. Shear, and Jim D. Jones and the Company will provide copies thereof to the Commission upon request.

          10.14.    Third Amendment to Lease Agreement, dated as of
     December 31, 1987, between Mac Venture, Ltd. and Hercules Energy Mfg. Corporation, which the Company hereby incorporates by reference from
     Exhibit 10.49 to the Company's Form 10-K for fiscal year ended December 31, 1988.

          10.15.    Employment Agreement and Amendment to Severance
     Agreement dated January 17, 1989 between the Company and Jack E. Golsen, dated March 21, 1996 which the Company hereby incorporates by reference from Exhibit 10.15 to the Company's Form 10-K for fiscal year ended December 31, 1995.

          10.16. Option to Purchase Real Estate, dated January 4, 1989, between Northwest Financial Corporation and Northwest Tower Limited Partnership, which the Company hereby incorporates by reference from
     Exhibit 10.50 to the Company's Form 10-K for fiscal year ended December 31, 1988.

          10.17. Right of First Refusal, dated November 4, 1992, between the Company, Climate Master, Inc., and Carrier Corporation, which the Company hereby incorporates by reference from Exhibit 28.4 to the Company's Registration Statement No. 33-55608.

          10.18. Fixed Assets Purchase Parts Purchase and Asset Consignment Agreement, dated November 4, 1992, between Climate Master, Inc. and Carrier Corporation, which the Company hereby incorporates by reference from Exhibit 28.5 to the Company's Registration Statement No. 33-55608.

          10.19. Processing Agreement, dated January 1, 1994, between Monsanto Company and El Dorado Chemical Company, which the Company hereby incorporates by reference from Exhibit 10.22 to the Company's Form 10-K for the fiscal year ended December 31, 1994.

          10.20. Non-Qualified Stock Option Agreement, dated June 1, 1992, between the Company and Robert C. Brown, M.D. which the Company hereby incorporates by reference from Exhibit 10.38 to the Company's Form 10-K for fiscal year ended December 31, 1992. The Company entered into substantially identical agreements with Bernard G. Ille, Jerome D. Shaffer and C.L.Thurman, and the Company will provide copies thereof to the Commission upon request.

          10.21. Loan and Security Agreement dated October 31, 1994 between DSN Corporation and the CIT Group which the Company hereby incorporates by reference from Exhibit 10.1 to the Company's Form 10-Q for the fiscal quarter ended September 30, 1994.

          10.22. Loan and Security Agreement dated April 5, 1995 between DSN Corporation and the CIT Group, which the Company hereby incorporates by reference from Exhibit 10.25 to the Company's Form 10-K for the fiscal year ended December 31, 1994.

          10.23. First Amendment to Non-Qualified Stock Option Agreement, dated March 2, 1994, and Second Amendment to Stock Option Agreement, dated April 3, 1995, each between the Company and Jack E. Golsen, which the Company hereby incorporates by reference from Exhibit 10.1 to the Company's Form 10-Q for the fiscal quarter ended March 31, 1995.

          10.24 Agreement for purchase and sale of ammonia dated December 31, 1996 between El Dorado Chemical Company and Koch Nitrogen Company.

          11.1.     Statement re: Computation of Per Share Earnings

          21.1.     Subsidiaries of the Company

          23.1.     Consent of Independent Auditors

          27.1.     Financial Data Schedule

     (b)  REPORTS ON FORM 8-K.  The Company did not file any reports on Form
          ___________________
 8-K during the fourth quarter of 1996.


                            SIGNATURES
                            __________

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly-authorized, to sign this report on its behalf of this 11th day of April, 1997.
                              LSB INDUSTRIES, INC.


                              By:
                                  /s/ Jack E. Golsen
                                _______________________________
                                 Jack E. Golsen
                                 Chairman of the Board and
                                 President
                                 (Principal Executive Officer)

                              By:
                                  /s/ Tony M. Shelby
                                 ______________________________
                                 Tony M. Shelby
                                 Senior Vice President of Finance
                                 (Principal Financial Officer)


                              By:
                                  /s/ Jim D. Jones
                                 _______________________________
                                 Jim D. Jones
                                 Vice President, Controller and
                                 Treasurer (Principal Accounting
                                 Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the undersigned have signed this report on behalf of the Company, in the capacities and on the dates indicated.


Dated:  April 11, 1997        By:
                                  /s/ Jack E. Golsen
                                ________________________________
                                 Jack E. Golsen, Director


Dated:  April 11, 1997        By:
                                  /s/ Tony M. Shelby
                                ________________________________
                                 Tony M. Shelby, Director


Dated:  April 11, 1997        By:
                                  /s/ David R. Goss
                                _______________________________
                                 David R. Goss, Director


Dated:  April 11, 1997        By:
                                  /s/ Barry H. Golsen
                                _______________________________
                                 Barry H. Golsen, Director


Dated:  April 11, 1997        By:
                                  /s/ Robert C. Brown
                                _______________________________
                                 Robert C. Brown, Director


Dated:  April 11, 1997        By:
                                  /s/ Bernard G. Ille
                                _______________________________
                                 Bernard G. Ille, Director

Dated:  April 11, 1997        By:
                                  /s/ Jerome D. Shaffer
                                ________________________________
                                 Jerome D. Shaffer, Director

Dated:  April 11, 1997        By:
                                  /s/ Raymond B. Ackerman
                                ______________________________
                                 Raymond B. Ackerman, Director

Dated:  April 11, 1997        By:
                                  /s/ Horace Rhodes
                                 _______________________________
                                  Horace Rhodes, Director

                         Report of Independent Auditors

The Board of Directors and Stockholders
LSB Industries, Inc.

We have audited the accompanying consolidated balance sheets of LSB Industries, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of LSB Industries, Inc. at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                             ERNST & YOUNG LLP

Oklahoma City, Oklahoma
March 7, 1997

                             LSB Industries, Inc.

                          Consolidated Balance Sheets


                                                                                              December 31,
                                                                                          1996           1995
                                                                                     -----------------------------
                                                                                             (In Thousands)
Assets
Current assets (Note 7):
   Cash and cash equivalents                                                           $    1,620     $    1,420
   Trade accounts receivable, less allowance for doubtful accounts
     of $3,291,000 ($2,584,000 in 1995)                                                    50,791         43,975
   Inventories (Note 4)                                                                    67,982         66,265
   Supplies and prepaid items                                                               7,217          5,684
                                                                                     -----------------------------
Total current assets                                                                      127,610        117,344





Property, plant and equipment, at cost (Notes 5 and 7)                                    178,050        152,730
Accumulated depreciation                                                                  (74,907)       (66,460)
                                                                                     -----------------------------
Property, plant and equipment, net                                                        103,143         86,270




Loans receivable, secured by real estate (Note 7)                                          15,010         15,657




Other assets, net of valuation allowances and allowance for doubtful accounts of $5,281,000 in 1996 ($3,090,000 in 1995) and accumulated amortization of
   $5,919,000 in 1996 ($4,795,000 in 1995)
                                                                                           15,521         18,905
                                                                                     -----------------------------
                                                                                         $261,284       $238,176
                                                                                     =============================

(Continued on following page)

                             LSB Industries, Inc.


                                                                                              December 31,
                                                                                          1996           1995
                                                                                     -----------------------------
                                                                                             (In Thousands)
Liabilities and stockholders' equity
Current liabilities:
   Drafts payable                                                                     $       536    $       424
   Accounts payable                                                                        41,796         28,508
   Accrued liabilities                                                                     12,780          9,239
   Current portion of long-term debt (Note 7)                                              13,007         14,925
                                                                                     -----------------------------
Total current liabilities                                                                  68,119         53,096

Long-term debt (Note 7)                                                                   119,277        103,355

Commitments and contingencies (Notes 6 and 12)

Redeemable, noncumulative, convertible preferred stock, $100 par value; 1,539 shares
   issued and outstanding (1,566 in 1995) (Note 10)                                           146            149

Stockholders' equity (Notes 7, 9 and 11):
   Series B 12% cumulative, convertible preferred stock,
     $100 par value; 20,000 shares issued and outstanding                                   2,000          2,000
   Series 2 $3.25 convertible, exchangeable Class C preferred stock, $50 stated
     value; 920,000 shares issued                                                          46,000         46,000
   Common stock, $.10 par value; 75,000,000 shares authorized, 14,888,476 shares
     issued (14,757,416 in 1995)                                                            1,489          1,476
   Capital in excess of par value                                                          37,843         37,567
   Retained earnings (accumulated deficit)                                                 (2,706)         5,148
                                                                                     -----------------------------
                                                                                           84,626         92,191
   Less treasury stock, at cost:
     Series 2 preferred, 5,000 shares                                                         200            200
     Common stock, 1,913,120 shares (1,845,969 in 1995)                                    10,684         10,415
                                                                                     -----------------------------
Total stockholders' equity                                                                 73,742         81,576
                                                                                     -----------------------------
                                                                                         $261,284       $238,176
                                                                                     =============================

See accompanying notes.

                             LSB Industries, Inc.

                     Consolidated Statements of Operations


                                                                             Year ended December 31,
                                                                     1996              1995             1994
                                                               -----------------------------------------------------
                                                                      (In Thousands, Except Per Share Amounts)
Revenues:
   Net sales                                                         $307,160          $267,391         $245,025
   Other income                                                         6,891             6,724            4,944
                                                               -----------------------------------------------------
                                                                      314,051           274,115          249,969

Costs and expenses:
   Cost of sales                                                      250,388           210,328          191,916
   Selling, general and administrative                                 57,341            57,238           50,821
   Interest                                                            10,017            10,131            6,949
                                                               -----------------------------------------------------
                                                                      317,746           277,697          249,686
                                                               -----------------------------------------------------
Income (loss) from continuing operations before provision
   (benefit) for income taxes                                          (3,695)           (3,582)             283

Provision (benefit) for income taxes                                      150               150             (700)
                                                               -----------------------------------------------------
Income (loss) from continuing operations                               (3,845)           (3,732)             983

Discontinued operations:
   Income from discontinued operations                                      -                 -              584
   Gain on disposal of discontinued operations                              -                 -           24,200
   Provision for income taxes related to discontinued
     operations                                                             -                 -           (1,300)
                                                               -----------------------------------------------------
                                                                            -                 -           23,484
                                                               =====================================================
Net income (loss)                                                  $   (3,845)       $   (3,732)       $  24,467
                                                               =====================================================

Net income (loss) applicable to common stock                       $   (7,074)       $   (6,961)       $  21,232
                                                               =====================================================

Earnings (loss) per common share:
   Primary:
     Loss from continuing operations                                   $(.54)            $(.53)         $(0.16)
                                                               =====================================================

     Net income (loss)                                                 $(.54)            $(.53)         $ 1.54
                                                               =====================================================

   Fully diluted:
     Loss from continuing operations                                   $(.54)            $(.53)         $(0.16)
                                                               =====================================================

     Net income (loss)                                                 $(.54)            $(.53)        $  1.46
                                                               =====================================================

See accompanying notes.

                             LSB Industries, Inc.

                Consolidated Statements of Stockholders' Equity


                                                                                Common Stock          Non-
                                                                           ----------------------- redeemable    Capital in
                                                                                          Par      Preferred     Excess of
                                                                             Shares      Value       Stock       Par Value
                                                                           --------------------------------------------------
                                                                                             (In Thousands)
Balance at December 31, 1993                                                  14,514     $1,451       $48,000      $37,120

Net income                                                                         -          -             -            -
Conversion of 40 shares of redeemable preferred stock to common stock              1          -             -            1
Exercise of stock options for cash                                               105         11             -          248
Dividends declared:
   Series B 12% preferred stock ($12.00 per share)                                 -          -             -            -
   Redeemable preferred stock ($10.00 per share)                                   -          -             -            -
   Common stock ($.06 per share)                                                   -          -             -            -
   Series 2 preferred stock ($3.25 per share)                                      -          -             -            -
Purchase of treasury stock                                                         -          -             -            -
                                                                           --------------------------------------------------
Balance at December 31, 1994                                                  14,620      1,462        48,000       37,369

Net loss                                                                           -          -             -            -
Conversion of 31 shares of redeemable preferred stock to common stock              1          -             -            2
Exercise of stock options:
   Cash received                                                                 100         10             -          145
   Stock tendered and added to treasury at market value                           36          4             -           51
Dividends declared:
   Series B 12% preferred stock ($12.00 per share)                                 -          -             -            -
   Redeemable preferred stock ($10.00 per share)                                   -          -             -            -
   Common stock ($.06 per share)                                                   -          -             -            -
   Series 2 preferred stock ($3.25 per share)                                      -          -             -            -
Purchase of treasury stock                                                         -          -             -            -
                                                                           --------------------------------------------------
Balance at December 31, 1995                                                  14,757      1,476        48,000       37,567


                                                                                Retained
                                                                                Earnings      Treasury     Treasury
                                                                              (Accumulated     Stock--       Stock--
                                                                                Deficit)       Common      Preferred     Total
                                                                             ------------------------------------------------------
                                                                                             (In Thousands)
Balance at December 31, 1993                                                    $  (7,541)     $ (4,159)   $     -        $74,871

Net income                                                                         24,467             -          -         24,467
Conversion of 40 shares of redeemable preferred stock to common stock                   -             -          -              1
Exercise of stock options for cash                                                      -             -          -            259
Dividends declared:
   Series B 12% preferred stock ($12.00 per share)                                   (240)            -          -           (240)
   Redeemable preferred stock ($10.00 per share)                                      (16)            -          -            (16)
   Common stock ($.06 per share)                                                     (808)            -          -           (808)
   Series 2 preferred stock ($3.25 per share)                                      (2,979)            -          -         (2,979)
Purchase of treasury stock                                                              -        (4,756)      (200)        (4,956)
                                                                             ------------------------------------------------------
Balance at December 31, 1994                                                       12,883        (8,915)      (200)        90,599

Net loss                                                                           (3,732)            -          -         (3,732)
Conversion of 31 shares of redeemable preferred stock to common stock                   -             -          -              2
Exercise of stock options:
   Cash received                                                                        -             -          -            155
   Stock tendered and added to treasury at market value                                 -           (55)         -              -
Dividends declared:
   Series B 12% preferred stock ($12.00 per share)                                   (240)            -          -           (240)
   Redeemable preferred stock ($10.00 per share)                                      (16)            -          -            (16)
   Common stock ($.06 per share)                                                     (774)            -          -           (774)
   Series 2 preferred stock ($3.25 per share)                                      (2,973)            -          -         (2,973)
Purchase of treasury stock                                                              -        (1,445)         -         (1,445)
                                                                             ------------------------------------------------------
Balance at December 31, 1995                                                        5,148       (10,415)      (200)        81,576

(Continued on following page)

                             LSB Industries, Inc.

                                                                                                           Non-
                                                                                 Common Stock         redeemable    Capital in
                                                                            -----------------------
                                                                                           Par         Preferred     Excess of
                                                                              Shares      Value           Stock       Par Value
                                                                            --------------------------------------------------
                                                                                                (In Thousands)
Net loss                                                                        -  $       -      $         -  $         -
Conversion of 27 shares of redeemable preferred stock to common stock           1          -                -            2
Exercise of stock options:
   Cash received                                                                85          8               -          185
   Stock tendered and added to treasury at market value                         45          5               -           89
Dividends declared:
   Series B 12% preferred stock ($12.00 per share)                              -          -                -            -
   Redeemable preferred stock ($10.00 per share)                                -          -                -            -
   Common stock ($.06 per share)                                                -          -                -            -
   Series 2 preferred stock ($3.25 per share)                                   -          -                -            -
Purchase of treasury stock                                                      -          -                -            -
                                                                         =====================================================
Balance at December 31, 1996                                               14,888     $1,489          $48,000      $37,843
                                                                         =====================================================

                                                                             Retained
                                                                             Earnings        Treasury   Treasury
                                                                            (Accumulated      Stock--     Stock--
                                                                             Deficit)          Common   Preferred     Total
                                                                           ------------------------------------------------------
                                                                                               (In Thousands)
Net loss                                                                     $ (3,845)  $         -   $      -       $ (3,845)
Conversion of 27 shares of redeemable preferred stock to common stock               -             -          -              2
Exercise of stock options:
   Cash received                                                                    -             -          -            193
   Stock tendered and added to treasury at market value                             -           (94)         -              -
Dividends declared:
   Series B 12% preferred stock ($12.00 per share)                               (240)            -          -           (240)
   Redeemable preferred stock ($10.00 per share)                                  (16)            -          -            (16)
   Common stock ($.06 per share)                                                 (780)            -          -           (780)
   Series 2 preferred stock ($3.25 per share)                                  (2,973)            -          -         (2,973)
Purchase of treasury stock                                                          -          (175)         -           (175)
                                                                         ======================================================
Balance at December 31, 1996                                                 $ (2,706)     $(10,684)     $(200)       $73,742
                                                                         ======================================================

See accompanying notes.

                             LSB Industries, Inc.

                     Consolidated Statements of Cash Flows

                                                                                 Year ended December 31,
                                                                           1996           1995           1994
                                                                      ----------------------------------------------
                                                                                     (In Thousands)
Cash flows from continuing operations
Income (loss) from continuing operations                                  $(3,845)      $ (3,732)     $      983
Adjustments to reconcile income (loss) from continuing operations to net cash provided (used) by continuing operations:
     Depreciation, depletion and amortization:
       Property, plant and equipment                                        8,655          7,909           6,998
       Other                                                                1,124          1,150           1,077
     Provision for possible losses:
       Trade accounts receivable                                            1,450          1,696           1,468
       Notes receivable                                                     1,565          1,350             650
       Environmental matter                                                   100              -             450
       Loan guarantee                                                         626            590               -
     Gain on sales of assets                                               (1,574)          (203)         (1,303)
     Cash provided (used) by changes in assets and liabilities:
         Trade accounts receivable                                         (8,267)        (4,092)          3,923
         Inventories                                                       (1,717)        (6,091)        (13,692)
         Supplies and prepaid items                                        (1,533)           725            (927)
         Accounts payable                                                  13,288           (902)          6,209
         Accrued liabilities                                                3,441          1,256             850
                                                                      ----------------------------------------------
Net cash provided (used) by continuing operations                          13,313           (344)          6,686

Cash flows from investing activities of continuing operations
Capital expenditures                                                      (19,950)       (17,810)        (15,647)
Purchase of loans receivable                                                    -              -          (3,068)
Principal payments on loans receivable                                        742          1,586             388
Proceeds from sales of equipment and real estate properties
                                                                              417          1,345           4,399
Proceeds from the sale of investment securities                             1,524              -               -
Other assets                                                               (3,745)        (3,872)         (5,566)
                                                                      ----------------------------------------------
Net cash used by investing activities                                     (21,012)       (18,751)        (19,494)

(Continued on following page)

                             LSB Industries, Inc.

                                                                                 Year ended December 31,
                                                                           1996           1995           1994
                                                                      ----------------------------------------------
                                                                                     (In Thousands)
Cash flows from financing activities of continuing operations
Payments on long-term and other debt                                     $(11,985)      $ (9,476)      $ (7,635)
Long-term and other borrowings                                             25,029         18,471         17,124
Net change in revolving debt facilities                                    (1,266)        15,070         47,004
Net change in receivables previously financed by discontinued
   operations                                                                   -              -        (33,570)
Net change in drafts payable                                                  112           (867)            71
Dividends paid:
   Preferred stocks                                                        (3,229)        (3,229)        (3,235)
   Common stock                                                              (780)          (774)          (808)
Purchase of treasury stock:
   Preferred stock                                                              -              -           (200)
   Common stock                                                              (175)        (1,445)        (4,756)
Net proceeds from issuance of common stock                                    193            155            259
                                                                      ----------------------------------------------
Net cash provided by financing activities of continuing operations          7,899         17,905         14,254
                                                                      ----------------------------------------------
Net increase (decrease) in cash from continuing operations                    200         (1,190)         1,446

Net change in cash from discontinued operations                                 -              -         (1,617)
                                                                      ----------------------------------------------
Net increase (decrease) in cash and cash equivalents from all
   activities                                                                 200         (1,190)          (171)

Cash and cash equivalents at beginning of year                              1,420          2,610          2,781
                                                                      ----------------------------------------------
Cash and cash equivalents at end of year                                $   1,620      $   1,420       $  2,610
                                                                      ==============================================

See accompanying notes.

                             LSB Industries, Inc.

                  Notes to Consolidated Financial Statements

                       December 31, 1996, 1995 and 1994



1. BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of LSB Industries, Inc. (the "Company") and its subsidiaries. On May 25, 1994, the financial services subsidiary, Equity Bank for Savings, F.A. ("Equity Bank"), was sold and, thus, the consolidated statement of operations for 1994 presents the operations of Equity Bank as discontinued operations.

2. ACCOUNTING POLICIES

USE OF ESTIMATES

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

STATEMENTS OF CASH FLOWS

For purposes of reporting cash flows, cash and cash equivalents include cash, overnight funds and interest bearing deposits with maturities when purchased by the Company of 90 days or less.

Supplemental cash flow information includes:

                                                                                1996         1995         1994
                                                                            ----------------------------------------
                                                                                        (In Thousands)
Cash payments for interest and income taxes:
   Interest on long-term debt and other                                        $12,038      $10,613       $7,440
   Income taxes                                                                    345          670          832
Noncash financing and investing activities--
   Long-term debt issued for property, plant and equipment                       2,226        2,534        4,884

LOANS RECEIVABLE

Loans receivable are stated at unpaid principal balances, less any allowance for loan losses (none in 1996, 1995 or 1994). Management's periodic evaluation of the adequacy of the allowance is

                             LSB Industries, Inc.

2. ACCOUNTING POLICIES (CONTINUED)

based on past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of the underlying collateral, and current economic conditions.

In February 1997, the Company foreclosed on a loan receivable with a carrying amount of $14.0 million and exercised its option to acquire the related office building located in Oklahoma City, known as "The Tower." The estimated fair value of The Tower at the date of acquisition exceeds the Company's carrying amount at December 31, 1996 plus the exercise payment.

INVENTORIES

Purchased machinery and equipment are carried at specific cost plus duty, freight and other charges, not in excess of net realizable value. All other inventory is priced at the lower of cost or market, with cost being determined using the first-in, first-out (FIFO) basis, except for certain heat pump products with a value of $8,595,000 at December 31, 1996 ($5,981,000 at December 31, 1995), which are priced at the lower of cost or market, with cost being determined using the last-in, first-out (LIFO) basis. The difference between the LIFO basis and current cost is not material at December 31, 1996 or 1995.

DEPRECIATION

For financial reporting purposes, depreciation, depletion and amortization is primarily computed using the straight-line method over the estimated useful lives of the assets.

CAPITALIZATION OF INTEREST

Interest costs of $2,405,000, $1,357,000 and $491,000 related to the construction of a new nitric acid plant were capitalized in 1996, 1995 and 1994, respectively, and will be amortized over the related plant's estimated useful life.

EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED

The excess of purchase price over net assets acquired totals $3,941,000 and $4,361,000, net of accumulated amortization, of $3,400,000 and $2,980,000 at December 31, 1996 and 1995, respectively, is included in other assets and is being amortized by the straight-line method over periods of 10 to 22 years. The carrying value of the excess of purchase price over net assets acquired is reviewed (using estimated future net cash flows, including proceeds from disposal) if the facts and circumstances indicate that it may be impaired. No impairment provisions were required in 1996, 1995 or 1994.

                             LSB Industries, Inc.

2. ACCOUNTING POLICIES (CONTINUED)

RESEARCH AND DEVELOPMENT COSTS

Costs incurred in connection with product research and development are expensed as incurred. Such costs amounted to $532,000 in 1996, $501,000 in 1995 and $606,000 in 1994.

ADVERTISING COSTS

Costs incurred in connection with advertising and promotion of the Company's products are expensed as incurred. Such costs amounted to $1,814,000 in 1996, $1,658,000 in 1995 and $1,321,000 in 1994.

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK

Net income (loss) applicable to common stock is computed by adjusting net income or loss by the amount of preferred stock dividends.

EARNINGS (LOSS) PER SHARE

Primary earnings (loss) per common share are based upon the weighted average number of common shares and dilutive common equivalent shares outstanding during each period after giving appropriate effect to preferred stock dividends.

Fully diluted earnings (loss) per share are based on the weighted average number of common shares and dilutive common equivalent shares outstanding and the assumed conversion of dilutive convertible securities outstanding, if any, after appropriate adjustment for interest and related income tax effects on convertible notes payable, as applicable.

Average common shares outstanding used in computing earnings per share are as follows:

                                                                       1996              1995             1994
                                                               -----------------------------------------------------
                  Primary                                           13,035,660        13,223,445       13,831,128
                  Fully diluted                                     13,035,660        13,233,022       15,155,461

3. DISCONTINUED OPERATIONS--FINANCIAL SERVICES

On May 25, 1994, pursuant to a Stock Purchase Agreement, dated as of February 9, 1994 (the "Acquisition Agreement"), the Company sold for $91.1 million its wholly-owned subsidiary, Equity Bank, which constituted the Financial Services Business of the Company, to Fourth

                             LSB Industries, Inc.

3. DISCONTINUED OPERATIONS--FINANCIAL SERVICES (CONTINUED)

Financial Corporation (the "Purchaser"). The Purchaser acquired all of the outstanding shares of capital stock of Equity Bank. Equity Bank's revenues for the period from January 1, 1994 to May 25, 1994 were $16.5 million.

4. INVENTORIES

Inventories at December 31, 1996 and 1995 consist of:

                                                   Finished
                                                (or Purchased)        Work-In-          Raw
                                                    Goods             Process        Materials          Total
                                             ----------------------------------------------------------------------
                                                                         (In Thousands)

1996:
   Air handling units                               $  2,739         $  2,376         $  8,125          $13,240
   Machinery and industrial supplies                   7,020                -                -            7,020
   Automotive products                                17,766            3,456            2,383           23,605
   Chemical products                                   8,779            6,252            9,086           24,117
                                             ----------------------------------------------------------------------
Total                                                $36,304          $12,084          $19,594          $67,982
                                             ======================================================================

1995 total                                           $38,796          $12,247          $15,222          $66,265
                                             ======================================================================

                             LSB Industries, Inc.

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, consist of:

                                                                        December 31,
                                                                   1996             1995
                                                                ------------------------------
                                                                       (In Thousands)

Land and improvements                                            $    4,860       $    4,405
Buildings and improvements                                           21,540           20,615
Machinery, equipment and automotive                                 141,972          118,567
Furniture, fixtures and store equipment                               6,399            5,854
Producing oil and gas properties                                      3,279            3,289
                                                                ------------------------------
                                                                    178,050          152,730
Less accumulated depreciation, depletion and amortization            74,907           66,460
                                                                ==============================
                                                                   $103,143        $  86,270
                                                                ==============================

6. FOREIGN SALES CONTRACT

In connection with a 1992 equipment sales contract with a foreign customer, a subsidiary of the Company agreed to a contract amendment in May 1995 that enabled collection of outstanding billings on the contract and required the customer deliver bearing products to the subsidiary, at a future date, without charge to the subsidiary. The amendment also included a purchase commitment by the subsidiary to purchase $30 million of bearing products from the customer over a five-year period. During 1995, the subsidiary purchased approximately $3.1 million of product in connection with such requirement.

In January 1996, the subsidiary negotiated another amendment to the agreement with the foreign customer, modifying the subsidiary's firm commitment to purchase $30 million of bearing products over the five-year period in exchange for waiver of the foreign customer's commitment to provide bearing products without charge to the subsidiary at a future date. Under this amendment, the Company will not be required to purchase more bearing products each year than it can sell in its normal course of business.

Accordingly, as a result of the elimination of the subsidiary's future bearing product commitment, the Company recognized the remaining $1.8 million of contract revenue in the fourth quarter of 1995 which had been previously deferred pending completion of the subsidiary's firm purchase commitment.

                             LSB Industries, Inc.

7.  LONG-TERM DEBT

Long-term debt consists of the following:

                                                                                            December 31,
                                                                                        1996             1995
                                                                                    -----------------------------
                                                                                           (In Thousands)

Secured revolving credit facility with interest at a base rate of a certain bank plus a specified percentage (9.42% aggregate rate
   at December 31, 1996) (A) (E)                                                      $  57,248        $  59,175
Secured loans of a subsidiary with interest payable quarterly at rates indicated (B) (E):
     10.415% to 12.72% term loans                                                         5,542           10,688
     Revolving credit facility at a base rate of a certain bank plus
      a specified percentage (10.5% at December 31, 1996)                                 1,944            3,750
Secured loan with interest payable monthly (C)                                           13,855           15,728
Note payable to bank, due in monthly installments of principal and interest through May 2001, interest at a rate equal to the
 Wall Street Journal prime rate plus .75% (aggregate rate of
 9.0% at December 31, 1996) (D)                                                          12,866            8,819
Secured loan due in monthly installments of principal and
 interest through July 31, 2003, interest at a rate equal to the
 "three-month adjusted LIBOR rate plus 4.25%" (9.75% at
 December 31, 1996) (E)                                                                  11,819                -
Other, with interest at rates of 7.5% to 12.25%, most of which is
 secured by machinery and equipment                                                      29,010           20,120
                                                                                    -----------------------------
                                                                                        132,284          118,280
Less current portion of long-term debt                                                   13,007           14,925
                                                                                    -----------------------------
Long-term debt due after one year                                                      $119,277         $103,355
                                                                                    =============================

(A) In December 1994, the Company, certain subsidiaries of the Company (the "Borrowing Group") and a bank entered into a series of six asset-based revolving credit facilities aggregating up to $65 million based upon defined eligible assets. The agreement provides for an initial term of three years; however, the agreement will automatically renew for successive 13-month terms, unless terminated by either party by notice from either party 60 days prior to maturity. Subsequent to December 31, 1996, the Company obtained a commitment from the bank to renew the credit

                             LSB Industries, Inc.

7.  LONG-TERM DEBT (CONTINUED)

     facilities through April 1, 1998. Accordingly, all amounts outstanding at December 31, 1996 have been classified as long-term debt due after one year in the accompanying 1996 consolidated balance sheet. The revolving loans are available based on varying percentages of eligible accounts receivable and inventory and also provide for the issuance of letters of credit of up to $11 million, subject to certain restrictions. The agreement provides for loans at the reference rate as defined (which approximates the national prime rate) plus 2%, or the Eurodollar rate plus 4.375%, with interest due monthly. The agreement is secured by substantially all of the Company's receivables, inventory, proprietary rights, and proceeds thereof and the stock of certain participating subsidiaries. The agreement contains financial covenants, including limitations on dividends, investments and capital expenditures, and requires maintenance of tangible net worth, as defined (escalating from $64.5 million in 1996 to $80.4 million in 1998), and debt ratios whereby the Borrowing Groups' debt shall not exceed 2.39 times the Company's adjusted tangible net worth. See (E) below.

(B) This agreement between a subsidiary of the Company and two institutional lenders provided for two series of term loans and a revolving credit facility. The balance outstanding at December 31, 1996 was paid in February 1997. See Note (E).

(C) This agreement, as amended, between a subsidiary of the Company and an institutional lender provided for a loan in the aggregate amount of $16.5 million, the proceeds of which were used in the construction of a nitric acid plant, requiring 84 equal monthly payments of principal plus interest, with interest at a fixed rate of 8.86%.
     This agreement is secured by the plant, equipment and machinery, and proprietary rights associated with the plant which has an approximate carrying value of $28.9 million.

     This agreement contains various financial and restrictive covenants, including a requirement to maintain tangible net worth, as defined, of $66 million, escalating to $76 million by December 31, 1997.

(D) In May 1995, a subsidiary of the Company entered into a term loan agreement with a bank in the amount of $9 million. The agreement was amended in May 1996 to increase the loan to $13 million. The loan, which matures in May 2001, is payable in 60 monthly payments of principal and

                             LSB Industries, Inc.

7.  LONG-TERM DEBT (CONTINUED)

     interest, commencing on June 30, 1996. The monthly principal and interest payment is based on a 240-month period ("Amortization Period") at a rate of interest equal to .75% in excess of the prime rate of a certain bank. On September 30, 1996, and on the last day of each calendar quarter thereafter, the monthly principal and interest payment is adjusted to an amount which will fully amortize the outstanding principal balance over the remaining part of the Amortization Period. When the loan matures in May 2001, all outstanding principal and all unpaid interest on the loan shall become immediately due. The loan is secured by The Tower, subsequent to its acquisition in February 1997 as discussed in Note 2.

(E) On February 13, 1997, certain subsidiaries of the Company entered into a $50 million financing arrangement with John Hancock Mutual Life Insurance Company (the "New Note Agreement"). Approximately $19.3 million of the proceeds from the New Note Agreement were used to retire the principal balances outstanding on the term and revolving credit facility discussed in (B) above and the secured loan due in monthly installments through 2003. The remaining proceeds of the New Note Agreement (approximately $30.7 million) were used to pay down the revolving credit facility described in (A). In connection with the new financing, $9.5 million of debt previously due within one year has been classified as due after one year reflecting the payment terms of the New Note Agreement.

     The New Note Agreement consists of: (i) $25 million of fixed rate notes bearing interest at 10.57% per annum and (ii) $25 million of floating rate notes bearing interest at LIBOR plus 4.2%. Repayment of the notes is due in quarterly installments of $833,332 plus interest through April 2004 commencing on July 1, 1997. The notes are secured by real and personal property of the subsidiaries. The New Note Agreement contains several financial covenants related to the borrowing subsidiaries. These financial covenants, as defined, include the maintenance of a debt to capitalization ratio, combined net worth, combined working capital, current ratio and fixed charge coverage ratio. The New Note Agreement also restricts payments that can be made by the borrowing subsidiaries to the Company or its subsidiaries.

Maturities of long-term debt, after consideration of the New Note Agreement discussed in (E) above, for each of the five years after December 31, 1996 are:
1997--$13,007; 1998--$36,745; 1999--$10,428; 2000--$10,456; 2001--$21,771 and
thereafter--$39,877.

                             LSB Industries, Inc.

8.  INCOME TAXES

The provision (benefit) for income taxes from continuing operations consists of the following for the year indicated:

                                             1996              1995             1994
                                       -----------------------------------------------------
                                                          (In Thousands)
                  Current:
                     Federal                 $  54            $    -           $(1,150)
                     State                      96               150               450
                                       -----------------------------------------------------
                                              $150              $150          $   (700)
                                       =====================================================

The approximate tax effects of each type of temporary difference and carryforward that are used in computing deferred tax assets and liabilities and the valuation allowance related to deferred tax assets at December 31, 1996 and 1995 are as follows:

                                                                            1996             1995
                                                                      -----------------------------------
                                                                                (In Thousands)
Deferred tax assets
Allowances for doubtful accounts and other asset impairments
  not deductible for tax purposes                                         $  4,896         $  3,508
Capitalization of certain costs as inventory for tax purposes                3,415            2,425
Net operating loss carryforward                                             17,642           16,745
Investment tax and alternative minimum tax credit carryforwards              1,397            1,300
Other                                                                        1,079            1,032
                                                                      -----------------------------------
Total deferred tax assets                                                   28,429           25,010
   Less valuation allowance                                                 17,363           15,492
                                                                      -----------------------------------
Net deferred tax assets                                                    $11,066         $  9,518
                                                                      ===================================

Deferred tax liabilities
Accelerated depreciation used for tax purposes                            $  8,918         $  7,256
Inventory basis difference resulting from a business combination             2,139            2,139
Other                                                                            9              123
                                                                      -----------------------------------
Total deferred tax liabilities                                             $11,066         $  9,518
                                                                      ===================================

                             LSB Industries, Inc.

8. INCOME TAXES (CONTINUED)

The Company is able to realize deferred tax assets up to an amount equal to the future reversals of existing taxable temporary differences. The majority of the taxable temporary differences will turn around in the loss carryforward period as the differences are depreciated or amortized. Other differences will turn around as the assets are disposed in the normal course of business.

The differences between the amount of the provision for income taxes and the amount which would result from the application of the federal statutory rate to "Income (loss) from continuing operations before provision (benefit) for income taxes" for each of the three years in the period ended December 31, 1996 are detailed below:


                                                                     1996              1995             1994
                                                               -----------------------------------------------------
                                                                                  (In Thousands)
Provision (benefit) for income taxes at federal statutory
   rate                                                            $(1,293)          $(1,254)        $     96
Changes in the valuation allowance related to deferred tax
   assets                                                            1,871               409           (1,591)
State income taxes, net of federal benefit                              62                99              297
Amortization of excess of purchase price over net assets
   acquired                                                            143               143              139
Foreign subsidiary loss (income)                                      (635)              615              (19)
Nondeductible life insurance premiums                                   99               142               98
Alternative minimum tax                                                 54                 -              150
Other                                                                 (151)               (4)             130
                                                               -----------------------------------------------------
Provision (benefit) for income taxes                              $    150          $    150          $  (700)
                                                               =====================================================

At December 31, 1996, the Company has regular-tax net operating loss ("NOL") carryforwards of approximately $45 million (approximately $10 million alternative minimum tax NOLs). Such amounts of regular-tax NOL expire beginning in 1999. The Company also has investment tax credit carryforwards of approximately $356,000 which begin expiring in 1997.

                             LSB Industries, Inc.

9.  STOCKHOLDERS' EQUITY

STOCK OPTIONS

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is generally recognized.

Pro forma information regarding net income and earnings per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1996 and 1995, respectively: risk-free interest rates of 6.0% and 6.4%; an dividend yield of 1.38% and 1.04%; volatility factors of the expected market price of the Company's common stock of .41 and .41; and a weighted average expected life of the option of 6.8 and 7.3 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                             LSB Industries, Inc.

9.  STOCKHOLDERS' EQUITY (CONTINUED)


For purposes of pro forma disclosures, the estimated fair value of the qualified and non-qualified options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                                             Year ended December 31,
                                                                             1996              1995
                                                                       ------------------------------------
                                                                                 (In thousands,
                                                                             except per share data)
         Net loss applicable to common stock                                  $(7,184)         $(7,036)
         Loss per common share                                                   (.55)            (.53)


Because Statement 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1997.

QUALIFIED STOCK OPTION PLANS

In November 1981, the Company adopted the 1981 Incentive Stock Option Plan (1,350,000 shares), in March 1986, the Company adopted the 1986 Incentive Stock Option Plan (1,500,000 shares) and, in September 1993, the Company adopted the 1993 Stock Option and Incentive Plan (850,000 shares). Under these plans, the Company is authorized to grant options to purchase up to 3,700,000 shares of the Company's common stock to key employees of the Company and its subsidiaries. The 1981 and 1986 Incentive Stock Option Plans have expired and, accordingly, no additional options may be granted from these plans. Options granted prior to the expiration of these plans continue to remain valid thereafter in accordance with their terms. At December 31, 1996, there are 331,140 of options outstanding related to these two plans. At December
31, 1996, there are 845,500 options outstanding related to the 1993 Incentive Stock Option Plan which continues to be effective. These options become exercisable 20% after one year from date of grant, 40% after two years, 70% after three years, 100% after four years and lapse at the end of ten years.
The exercise price of options to be granted under this plan is equal to the fair market value of the Company's common stock at the date of grant. For participants who own 10% or more of the Company's common stock at the date of grant, the option price is 110% of the fair market value at the date of grant and the options lapse after five years from the date of grant.

                             LSB Industries, Inc.

9.  STOCKHOLDERS' EQUITY (CONTINUED)

Activity in the Company's qualified stock option plans during each of the three years in the period ended December 31, 1996 is as follows:

                                              1996                       1995                       1994
                                   ------------------------  --------------------------    -------------------------
                                                    Weighted                  Weighted                   Weighted
                                                     Average                   Average                   Average
                                                    Exercise                  Exercise                   Exercise
                                        Shares        Price       Shares        Price       Shares        Price
                                   ---------------------------------------------------------------------------------
Outstanding at beginning of year          611,140     $3.40         581,140     $2.84         556,640     $2.43
Granted                                   720,500      4.33          91,000      5.88          54,000      6.63
Exercised                                (120,000)     2.13         (61,000)     1.74         (29,500)     2.10
Surrendered, forfeited or expired         (35,000)     4.21               -         -               -         -
                                    ---------------            --------------            --------------
Outstanding at end of year              1,176,640      4.08         611,140      3.40         581,140      2.84
                                    ===============            ==============            ==============

Exercisable at end of year                354,540      3.76         390,540      2.39         356,940      1.93
                                    ===============            ==============            ==============

Weighted average fair value of
   options granted during year                         2.00                      3.01                      3.60


Outstanding options to acquire 1,026,640 shares of stock at December 31, 1996 had exercise prices ranging from $1.13 to $4.88 per share and had a weighted average remaining contractual life of 8.1 years. The balance of options outstanding at December 31, 1996 had exercise prices ranging from $5.36 to $9.00 per share and a weighted average remaining contractual life of 8.1 years.

NON-QUALIFIED STOCK OPTION PLANS

The Company's Board of Directors approved the grant of non-qualified stock options to the Company's outside directors, President and a key employee of one of the Company's subsidiaries, as detailed below. The option price was based on the market value of the Company's common stock at the date of grant and these options are exercisable at any time after the date of grant (except for the 1994 extension discussed below) and expire five years from such date; however, the options granted to the key employee have a vesting schedule which has been completed and do not expire until ten years from the date of grant. In June 1994, the Board of Directors extended the expiration date on the grant of options for 165,000 shares to the Company's Chairman for an additional five years. The option price and terms of the option were unchanged except that, in consideration of the extension of time to exercise, the Chairman agreed to a

                             LSB Industries, Inc.

9.  STOCKHOLDERS' EQUITY (CONTINUED)

revised vesting schedule for exercise of 20% of the option shares in each of the years 1995, 1996 and 1997 and 40% of the option shares in 1998.

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

The Company shall automatically grant to each outside director an option to acquire 5,000 shares of the Company's common stock on April 30 following the end of each of the Company's fiscal years in which the Company realizes net income of $9.2 million or more for such fiscal year. The exercise price for an option granted under this plan shall be the fair market value of the shares of common stock at the time the option is granted. Each option granted under this plan to the extent not exercised shall terminate upon the earlier of the termination as a member of the Company's Board of Directors or the fifth anniversary of the date such option was granted. During each 1995 and 1994, there were 25,000 options granted at $5.375 and $9.00 per share, respectively, under the Outside Director Plan (40,000 options outstanding at December 31, 1996).

Activity in the Company's non-qualified stock option plans during each of the three years in the period ended December 31, 1996 is as follows:


                                                       1996                      1995                       1994
                                                     Weighted                  Weighted                   Weighted
                                                     Average                   Average                    Average
                                                     Exercise                  Exercise                   Exercise
                                          Shares      Price         Shares      Price         Shares       Price
                                    ---------------------------------------------------------------------------------
Outstanding at beginning of year          285,000      $3.44        335,000     $ 2.83        385,000       $2.36
Granted                                         -          -         25,000       5.38         25,000        9.00
Exercised                                 (10,000)      3.13        (75,000)      1.38        (75,000)       2.63
Surrendered, forfeited, or expired        (10,000)      7.19              -          -              -           -
                                    ---------------            --------------            --------------
Outstanding at end of year                265,000       3.31        285,000       3.44        335,000        2.83
                                    ===============            ==============            ==============

Exercisable at end of year                166,000       3.64        153,000       4.06        170,000        2.96
                                    ===============            ==============            ==============

Weighted average fair value of
   options granted during year                             -                      2.14                       3.85

                             LSB Industries, Inc.

9.  STOCKHOLDERS' EQUITY (CONTINUED)

Outstanding options to acquire 225,000 shares of stock at December 31, 1996 had exercise prices ranging from $1.38 to $3.13 per share and had a weighted average remaining contractual life of 2.2 years. The balance of options outstanding at December 31, 1996 had exercise prices ranging from $5.38 to $9.00 per share and a weighted average remaining contractual life of 2.8 years.

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

                             LSB Industries, Inc.

10.  REDEEMABLE PREFERRED STOCK

Each share of the noncumulative redeemable preferred stock, $100 par value, is convertible into 40 shares of the Company's common stock at any time at the option of the holder; entitles the holder to one vote and is redeemable at par. The redeemable preferred stock provides for a noncumulative annual dividend of 10%, payable when and as declared. Dividend payments were current at December 31, 1996 and 1995.

11. NON-REDEEMABLE PREFERRED STOCK

The 20,000 shares of Series B cumulative, convertible preferred stock, $100 par value, are convertible, in whole or in part, into 666,666 shares of the Company's common stock (33.3333 shares of common stock for each share of preferred stock) at any time at the option of the holder and entitles the holder to one vote per share. The Series B preferred stock provides for annual cumulative dividends of 12% from date of issue, payable when and as declared. Dividend payments were current at December 31, 1996 and 1995.

The Class C preferred stock, designated as a $3.25 convertible exchangeable Class C preferred stock, Series 2, has no par value ("Series 2 Preferred"). The Series 2 Preferred has a liquidation preference of $50.00 per share plus accrued and unpaid dividends and is convertible at the option of the holder at any time, unless previously redeemed, into common stock of the Company at an initial conversion price of $11.55 per share (equivalent to a conversion rate of approximately 4.3 shares of common stock for each share of Series 2 Preferred), subject to adjustment under certain conditions. Upon the mailing of notice of certain corporate actions, holders will have special conversion rights for a 45-day period.

The Series 2 Preferred is redeemable subsequent to June 15, 1996. The Series 2 Preferred will be redeemable at the option of the Company, in whole or in part, at $52.28 per share if redeemed on or after June 15, 1996, and thereafter at prices decreasing ratably annually to $50.00 per share on or after June 15, 2003, plus accrued and unpaid dividends to the redemption date. Dividends on the Series 2 Preferred are cumulative and are payable quarterly in arrears. Dividend payments were current at December 31, 1996 and 1995.

The Series 2 Preferred also is exchangeable in whole, but not in part, at the option of the Company on any dividend payment date beginning June 15, 1996, for the Company's 6.50% Convertible Subordinated Debentures due 2018 (the "Debentures") at the rate of $50.00 principal amount of Debentures for each share of Series 2 Preferred. Interest on the Debentures, if issued, will be payable semiannually in arrears. The Debentures will, if issued, contain

                             LSB Industries, Inc.

11. NON-REDEEMABLE PREFERRED STOCK (CONTINUED)

conversion and optional redemption provisions similar to those of the Series 2 Preferred and will be subject to a mandatory annual sinking fund redemption of five percent of the amount of Debentures initially issued, commencing June 15, 2003 (or the June 15 following their issuance, if later).

At December 31, 1996, the Company is authorized to issue an additional 248,461 shares of $100 par value preferred stock and an additional 5,000,000 shares of no par value preferred stock. Upon issuance, the Board of Directors of the Company is to determine the specific terms and conditions of such preferred stock.

12. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company leases certain property, plant and equipment under noncancelable operating leases. Future minimum payments on operating leases with initial or remaining terms of one year or more at December 31, 1996 are as follows:

                                                          (In Thousands)
               1997                                           $  2,279
               1998                                              1,685
               1999                                              1,084
               2000                                                982
               2001                                                915
               After 2001                                        7,340
                                                          -----------------
                                                               $14,285
                                                          =================

Rent expense under all operating lease agreements, including month-to-month leases, was $4,337,000 in 1996, $3,400,000 in 1995 and $3,149,000 in 1994.
Renewal options are available under certain of the lease agreements for various periods at approximately the existing annual rental amounts. Rent expense paid to related parties was $90,000 in 1996, 1995 and 1994.

                             LSB Industries, Inc.

12. COMMITMENTS AND CONTINGENCIES (CONTINUED)

DEBT GUARANTEE

The Company has guaranteed approximately $2.6 million of indebtedness of a start-up aviation company, Kestrel Aircraft Company, in exchange for a 25.6% ownership interest, to which no value has been assigned as of December 31, 1996. The Company has advanced the aviation company $241,000 as of December 31, 1996 (none in 1995) and is accruing losses of the aviation company based on its ownership percentage. As a result, the Company has recorded losses of $1,216,000 ($626,000 in 1996, $590,000 in 1995 and none in 1994) related to the debt guarantee. The debt guarantee relates to a $2 million term note and a $2 million revolving credit facility. The $2 million term note requires interest only payments through September 1998; thereafter, it requires monthly principal payments of $11,111 plus interest beginning in October 1998 until it matures on August 8, 1999, at which time all outstanding principal and unpaid interest are due. In the event of default of this note, the Company is required to assume payments on the note with the term extended until August 2004. The $2 million revolving credit facility, on which a subsidiary of the Company has guaranteed up to $600,000 of indebtedness, had been paid down to $125,000 at December 31, 1996 and was paid in full subsequent to year end, although the full line of credit remains available.

The aviation company expects to complete the Federal Aviation Authority certification process by the end of 1997, at which time commercial production may begin. The aviation company will require a significant amount of additional funding in 1997 to complete the certification process and to establish commercial production facilities.

In 1996, the aviation company received $5.0 million from an unrelated third party investor for a 41.6% ownership interest in the aviation company. The investor also retained an option to purchase additional stock of the aviation company in exchange for $4 million. The Company believes these events reduce its likelihood of performing under the debt guarantee; however, if the aviation company is not successful in completing the certification process and obtaining additional external funding, the Company is likely to become responsible for the $2.6 million indebtedness guarantee and may not be able to recover amounts advanced.

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

B. The State of Arkansas performed a preliminary assessment of the Chemical Business' primary manufacturing facility (the "Site") and advised the Company that the Site has had certain releases of contaminants. On July 18, 1994, the Company received a report from the State of Arkansas which contained findings of violations of certain environmental laws and requested the Company to conduct further investigations to better determine the compliance status of the Company and releases of contaminants at the Site. On May 2, 1995, the Company signed a Consent Administrative Agreement ("Agreement") with the State of Arkansas. The Agreement provides for the Company to remediate and close a certain landfill, monitor groundwater for certain contaminants and depending on the results of the monitoring program to submit a remediation plan, upgrade certain equipment to reduce wastewater effluent, and pay a civil penalty of $25,000.

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

                             LSB Industries, Inc.

12.  COMMITMENTS AND CONTINGENCIES (CONTINUED)


       On February 12, 1996, the Company entered into another Consent Administrative Agreement ("Original Agreement") to resolve certain compliance issues associated with nitric acid concentrations. The Company has installed additional pollution control equipment to reduce opacity and constituent emissions which impact opacity. The Company was assessed $50,000 in civil penalties associated with the Original Agreement. In the Summer of 1996 and then on January 28, 1997, the Company executed amendments to the Original Agreement ("Amended Agreement") which amended the Original Agreement. The January 28, 1997 Amended Agreement acknowledges compliance with the requirements of the prior Amended Agreement and imposed a $150,000 civil penalty. As of December 31, 1996, the Company has paid $13,000 of the above penalties and, subsequent to 1996, the Company paid an additional $127,000 of penalties. The Company is planning to undertake one or more supplemental environmental projects in lieu of paying the remaining penalty due. Based on information presently available, the Company does not believe that compliance with these agreements should have a material adverse effect on the Company or the Company's financial condition or results of operations.

C. In 1996, a lawsuit was filed against the Company's Chemical Business by a group of residents of El Dorado, Arkansas, asserting a citizens' suit against the Chemical Business as a result of certain alleged violations of the Clean Air Act, the Clean Water Act, the Chemical Business' air and water permits and certain other environmental laws, rules and regulations. The citizens' suit requests the court to order the Chemical Business to cure such alleged violations, if any, plus penalties as provided under the applicable statutes. The Company's Chemical Business will assert all defenses available to it and will vigorously defend itself.

       In July 1996, several of the same individuals who are plaintiffs in the citizens' suit referenced above filed a toxic tort lawsuit against the Company's Chemical Business alleging that they suffered certain injuries and damages as a result of alleged releases of toxic substances from the Chemical Business' El Dorado, Arkansas manufacturing facility. In October 1996, another toxic tort lawsuit was filed against the Company's Chemical Business. This subsequent action asserts similar damage theories as the previously discussed lawsuit, except this action attempts to have a class certified to represent substantially all allegedly affected persons.

                             LSB Industries, Inc.

12.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

       In October 1996, individuals who reside in various locations throughout the El Dorado, Arkansas metropolitan area filed a class action toxic tort lawsuit against the Chemical Business alleging that, due to releases of certain allegedly toxic substances by the Chemical Business' El Dorado, Arkansas facility, certain property damage and bodily injury resulted to residents of El Dorado, Arkansas. The plaintiffs are attempting to have themselves certified by the court as representatives of persons who allegedly have been affected by emissions from the Chemical Business' El Dorado, Arkansas facility.
       The plaintiffs are suing for an unspecified amount of actual and punitive damages.

       The Company's insurance carriers have been notified of these matters.

The Company, including its subsidiaries, is a party to various other claims, legal actions, and complaints arising in the ordinary course of business. In the opinion of management after consultation with counsel, all claims, legal actions (including those described above) and complaints are adequately covered by insurance, or if not so covered, are without merit or are of such kind, or involve such amounts that unfavorable disposition would not have a material effect on the financial position of the Company, but could have a material impact to the net income (loss) of a particular quarter or year, if resolved unfavorably.

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

13. EMPLOYEE BENEFIT PLANS

The Company sponsors a retirement plan under Section 401(k) of the Internal Revenue Code under which participation is available to substantially all full-time employees. The Company does not contribute to this plan, although it does pay for all costs associated with administering the plan.

                             LSB Industries, Inc.

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

The following methods and assumptions were used by the Company in estimating its fair value of financial instruments:


     LOANS RECEIVABLE: For variable-rate loans with no significant change in credit risk since loan origination, fair values approximate carrying amounts. Fair values for fixed-rate loans are estimated using discounted cash flow analyses, using interest rates which would currently be offered for loans with similar terms to borrowers of similar credit quality and for the same remaining maturities (interest rates range from 5.0% to 11.0% at December 31, 1996). The fair values of loans which are collateral dependent for realization are estimated using the fair value of the underlying collateral.

     As of December 31, 1996 and 1995, the net book value of loans receivable was $15.0 million and $15.7 million and fair values of loans receivable were approximately $18.9 million and $18.2 million, respectively (assuming an estimated fair value of the underlying collateral for collateral dependent loans of $18.0 million and $16.5 million in 1996 and 1995, respectively).

     BORROWED FUNDS: Fair values for fixed rate borrowings are estimated using a discounted cash flow analysis that applies interest rates currently being offered on borrowings of similar amounts and terms to those currently outstanding. Carrying values for variable rate borrowings approximate their fair value. As of December 31, 1996 and 1995, carrying values of variable rate and fixed-rate long-term debt which aggregated $132.3 million and $118.3 million, respectively, approximated their estimated fair value.

As of December 31, 1996, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximated their estimated fair value.

15. SEGMENT INFORMATION

The Company and its subsidiaries operate principally in four industries.

         CHEMICAL

         This segment manufactures and sells chemical products for mining, agricultural, electronic, paper and other industries. Production from the Company's primary

                             LSB Industries, Inc.

15.  SEGMENT INFORMATION (CONTINUED)

         manufacturing facility in El Dorado, Arkansas, comprises approximately 72% of the chemical segment's sales. Sales to customers of this segment primarily include coal mining companies throughout the United States and farmers in Texas, Missouri and Tennessee.

         The Chemical Business is subject to various federal, state and local environmental regulations. Although the Company has designed policies and procedures to help reduce or minimize the likelihood of significant chemical accidents and/or environmental contamination, there can be no assurances that the Company will not sustain a significant future operating loss related thereto.

         The Chemical Business is currently constructing a concentrated nitric acid plant (carrying value of $28.9 million at December 31, 1996) which has a stated production capacity of 285 tons per day. The Company has incurred significant delays and costs in attempting to achieve the plant's stated capacity. The Company anticipates maintaining an economically feasible rate of production. If such rate of production is not maintained, the Company may sustain significant future operating losses related thereto.

         Further, the Company purchases substantial quantities of anhydrous ammonia for use in manufacturing its products. The pricing volatility of such raw material directly affects the operating profitability of the chemical segment.

         ENVIRONMENTAL CONTROL

         This business segment manufactures and sells, primarily from its various facilities in Oklahoma City, a variety of air handling and water source heat pump products for use in commercial and residential air conditioning and heating systems. The Company's various facilities in Oklahoma City comprise substantially all of the environment control operations. Sales to customers of this segment primarily include original equipment manufacturers, contractors and independent sales representatives located throughout the world, are generally secured by a mechanic's lien, except for sales to original equipment manufacturers.

                             LSB Industries, Inc.

15.  SEGMENT INFORMATION (CONTINUED)

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

         AUTOMOTIVE PRODUCTS

         This segment manufactures and sells anti-friction bearings and other products for automotive applications to wholesalers, retailers and original equipment manufacturers located throughout the world. Net sales from the Company's primary facility in Oklahoma City comprises approximately 87% of the automotive products segment sales.

         At December 31, 1996, the automotive segment has $23.6 million of inventory, a portion of which is in excess of current requirements based on recent sales levels. Management has developed a program to reduce this inventory to desired levels over the near term and believes no significant loss will be incurred on disposition.

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

                             LSB Industries, Inc.

15. Segment Information (continued)

Information about the Company's operations in different industry segments for each of the three years in the period ended December 31, 1996 is detailed below.

                                           1996              1995             1994
                                   -----------------------------------------------------
                                                      (In Thousands)
Sales:
   Chemical                              $166,163          $136,903         $131,576
   Environmental Control                   89,275            83,843           69,914
   Industrial Products                     13,776            13,375           11,222
   Automotive Products                     37,946            33,270           32,313
                                   -----------------------------------------------------
                                         $307,160          $267,391         $245,025
                                   =====================================================

Gross profit:
   Chemical                              $ 25,885          $ 26,050         $ 25,700
   Environmental Control                   21,961            21,694           17,651
   Industrial Products                      3,058             2,953            1,316
   Automotive Products                      5,868             6,366            8,442
                                   -----------------------------------------------------
                                         $ 56,772          $ 57,063         $ 53,109
                                   =====================================================

Operating profit (loss):
   Chemical                              $ 10,971          $ 13,393         $ 12,809
   Environmental Control                    5,362             4,630            3,512
   Industrial Products                     (2,685)           (1,199)          (4,155)
   Automotive Products                     (4,134)           (3,704)          (1,462)
                                   -----------------------------------------------------
                                            9,514            13,120           10,704

General corporate expenses, net            (3,192)           (6,571)          (3,472)
Interest expense                          (10,017)          (10,131)          (6,949)
                                   -----------------------------------------------------
Income (loss) before provision
   for income taxes                      $ (3,695)         $ (3,582)        $    283
                                   =====================================================

                             LSB Industries, Inc.

15. Segment Information (continued)

                                                       1996              1995             1994
                                               -----------------------------------------------------
                                                                  (In Thousands)
Depreciation, depletion and amortization of
  property, plant and equipment:
     Chemical                                        $  5,504          $  4,532        $   4,044
                                               =====================================================
     Environmental Control                           $  1,552          $  1,582        $   1,427
                                               =====================================================
     Industrial Products                             $    126          $    124        $     117
                                               =====================================================
     Automotive Products                             $  1,050          $    986        $     785
                                               =====================================================

Additions to property, plant and equipment:
   Chemical                                          $ 19,137          $ 17,979        $  15,532
                                               =====================================================
   Environmental Control                             $  1,551          $    447        $   3,722
                                               =====================================================
   Industrial Products                               $     37          $    265        $      74
                                               =====================================================
   Automotive Products                               $  1,306          $  1,341        $   1,203
                                               =====================================================

Identifiable assets:
   Chemical                                          $132,442          $111,890        $  94,972
   Environmental Control                               50,623            41,331           40,660
   Industrial Products                                 13,614            17,328           18,423
   Automotive Products                                 43,212            43,872           38,369
                                               -----------------------------------------------------
                                                      239,891           214,421          192,424

   Corporate assets and other                          21,393            23,755           28,857
                                               -----------------------------------------------------
       Total assets                                  $261,284          $238,176         $221,281
                                               =====================================================

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

Information about the Company's domestic and foreign operations for each of the three years in the period ended December 31, 1996 is detailed below:

               Geographic Region                           1996              1995             1994
----------------------------------------------------------------------------------------------------------
                                                                        (In Thousands)
Sales:
  Domestic                                               $270,675          $250,028         $230,434
  Foreign:
    Australia/New Zealand                                  32,917            16,884           14,371
    Others                                                  3,568               479              220
                                                     -----------------------------------------------------
                                                         $307,160          $267,391         $245,025
                                                     =====================================================

Income (loss) before provision for income taxes:
  Domestic                                              $   (5,174)      $      (693)     $       949
  Foreign:
    Australia/New Zealand                                    1,705            (1,871)             (22)
    Others                                                    (226)           (1,018)            (644)
                                                    -----------------------------------------------------
                                                        $   (3,695)       $   (3,582)     $       283
                                                    =====================================================

Identifiable assets:
  Domestic                                                $237,557          $221,656         $206,557
  Foreign:
    Australia/New Zealand                                   19,740            13,757           11,608
    Others                                                   3,987             2,763            3,116
                                                    -----------------------------------------------------
                                                          $261,284          $238,176         $221,281
                                                    =====================================================

                             LSB Industries, Inc.

15. Segment Information (continued)

Revenues from unaffiliated customers include foreign export sales as follows:

               Geographic Region                           1996              1995             1994
----------------------------------------------------------------------------------------------------------
                                                                        (In Thousands)
Mexico and Central and South America                     $  9,084          $  5,955         $  6,976
Canada                                                      9,703            10,311           11,649
Slovakia                                                        -             2,147            1,783
Other                                                      14,517            16,300           16,195
                                                     -----------------------------------------------------
                                                          $33,304           $34,713          $36,603
                                                     =====================================================

                             LSB Industries, Inc.

                         Supplementary Financial Data

                     Quarterly Financial Data (Unaudited)

                   (In Thousands, Except Per Share Amounts)

                                                                    Three months ended
                                               March 31         June 30        September 30        December 31
                                           ------------------------------------------------------------------------
1996
Total revenues                                  $70,906          $91,460            $76,841           $74,844
                                           ========================================================================

Gross profit on net sales                       $14,807          $17,233            $13,529           $11,203 (A)
                                           ========================================================================

Net income (loss)                             $    (531)        $  2,372           $ (3,218)         $ (2,468)
                                           ========================================================================
Net income (loss) applicable to
  common stock                                $  (1,350)        $  1,568           $ (4,021)         $ (3,271)
                                           ========================================================================
Primary earnings (loss) per
  common share                                    $(.10)            $.12              $(.31)            $(.25)
                                           ========================================================================

1995
Total revenues                                  $65,931          $79,932            $65,525           $62,727
                                           ========================================================================

Gross profit on net sales                       $16,142          $16,888            $12,976           $11,057
                                           ========================================================================

Net income (loss)                              $  1,448         $  1,503           $ (1,801)         $ (4,882)
                                           ========================================================================
Net income (loss) applicable to
  common stock                                 $    629         $    699           $ (2,604)         $ (5,685)
                                           ========================================================================
Primary earnings (loss) per
  common share                                     $.05             $.05              $(.20)           $(.43)
                                           ========================================================================

(A) In the fourth quarter of 1996, the Company recorded adjustments to the cost of the DSN plant for depreciation, interest capitalization, excess cost accruals and advances on an insurance settlement. These adjustments increased gross profit on net sales by approximately $3.7 million for the three months ended December 31, 1996.

     In the fourth quarter of 1996, the Company also sustained a loss of $1.0 million related to writing-off a note receivable from a customer in the Chemical Business.

                             LSB Industries, Inc.

                Schedule II - Valuation and Qualifying Accounts

                 Years ended December 31, 1996, 1995 and 1994

                            (Dollars in Thousands)

                                                               Additions       Deductions
                                                            --------------   --------------
                                              Balance at       Charged to          Write-          Balance
                                             Beginning of       Costs and          offs/           at End
             Description                         Year           Expenses       Costs Incurred      of Year
-------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts (1):
   1996                                          $2,584          $1,451          $   744           $3,291
                                           ==================================================================

   1995                                          $2,000          $1,696           $1,112           $2,584
                                           ==================================================================

   1994                                          $2,083          $1,468           $1,551           $2,000
                                           ==================================================================

Other assets:
   1996                                          $3,090          $2,191        $       -           $5,281
                                           ==================================================================

   1995                                          $1,150          $1,940        $       -           $3,090
                                           ==================================================================

   1994                                         $   500         $   650        $       -           $1,150
                                           ==================================================================

Product warranty liability:
   1996                                         $   699         $   208          $   230          $   677
                                           ==================================================================

   1995                                         $   689         $   259          $   249          $   699
                                           ==================================================================

   1994                                         $   653         $   667          $   631          $   689
                                           ==================================================================

(1) Deducted in the balance sheet from the related assets to which the reserve applies.

Other valuation and qualifying accounts are detailed in the Company's notes to consolidated financial statements.

                                                                    Exhibit 23.1




                        Consent of Independent Auditors


We consent to the incorporation by reference in the Registration Statement (Form S-8, No. 33-8302) pertaining to the 1981 and 1986 Incentive Stock Option Plans of LSB Industries, Inc. and the Registration Statement (Form S-3,
No. 33-69800) and related Prospectus of LSB Industries, Inc. of our report dated March 7, 1997, with respect to the consolidated financial statements and schedule of LSB Industries, Inc. included in the Annual Report (Form 10-K) for the year ended December 31, 1996.



                                                    ERNST & YOUNG LLP

Oklahoma City, Oklahoma
April 10, 1997