Form 10-K/A
period 1996-12-31
LSB INDUSTRIES INC
filed 1997-04-29
CIK 60714

FORM 10-K/A
                               UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                              Amendment No. 1
                                    to

(Mark One)

 /X/      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

          For the fiscal year ended:  December 31, 1996

                                    or

 / /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

          For the transition period from __________ to __________

                      Commission File Number:  1-7677

                        LSB INDUSTRIES, INC.
          (Exact Name of Registrant as Specified in its Charter)

        Delaware                                 73-1015226
-------------------------                     -------------------
 (State of Incorporation)                      (I.R.S. Employer
                                              Identification No.)
    16 South Pennsylvania Avenue
       Oklahoma City, Oklahoma                           73107
---------------------------------------               ----------
(Address of Principal Executive Offices)              (Zip Code)

Registrant's Telephone Number, Including Area Code:

                              (405) 235-4546
                              --------------
Securities Registered Pursuant to Section 12(b) of the Act:

                                           Name of Each Exchange
       Title of Each Class                  On Which Registered
--------------------------------          -----------------------
Common Stock, Par Value $.10              New York Stock Exchange
$3.25 Convertible Exchangeable
  Class C Preferred Stock, Series 2       New York Stock Exchange
Preferred Share Purchase Rights           New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:

None



                         (Facing Sheet Continued)

     Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for the shorter period that the Registrant has had to file the reports), and (2) has been subject to the filing requirements for the past
90 days.  YES   X    NO      .
             -----      -----
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


                                 PART III

Item 10.  Directors and Executive Officers of the Company.
----------------------------------------------------------

     DIRECTORS. The Certificate of Incorporation and By-laws of the Company provide for the division of the Board of Directors into three (3) classes, each class consisting as nearly as possible of one-third of the whole. The term of office of one class of directors expires each year, with each class of directors elected for a term of three (3) years and until the shareholders elect their qualified successors. Barry H. Golsen, David R. Goss, and Jerome D. Shaffer, are presently serving as directors of the Company in the class whose term is expiring as of the Annual Meeting.

     The Company's By-laws provide that the Board of Directors, by resolution from time to time, may fix the number of directors that shall constitute the whole Board of Directors. The By-laws presently provide that the number of directors may consist of not less than three (3) nor more than nine (9). The Board of Directors currently has set the number of directors at nine (9).

     The By-laws of the Company further provide that only persons nominated by or at the direction of: (i) the Board of Directors of the Company, or (ii) any stockholder of the Company entitled to vote for the election of the directors that complies with certain notice procedures, shall be eligible for election as a director of the Company. Any stockholder desiring to nominate any person as a director of the Company must give written notice to the Secretary of the Company at the Company's principal executive office not less than fifty (50) days prior to the date of the meeting of stockholders to elect directors; except, if less than sixty (60) days' notice or prior disclosure of the date of such meeting is given to the stockholders, then written notice by the stockholder must be received by the Secretary of the Company not later than the close of business on the tenth (10th) day following the day on which such notice of the date of the meeting was mailed or such public disclosure was made. In addition, if the stockholder proposes to nominate any person, the stockholder's written notice to the Company must provide all information relating to such person that the stockholder desires to nominate that is required to be disclosed in solicitation of proxies pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

     The following table sets forth the name, principal occupation, age, year in which the individual first became a director, and year in which the director's term will expire for each nominee for election as a director at the Annual Meeting and all other directors whose term will continue after the Annual Meeting.

     Name and               First Became
Principal Occupation         A Director      Term Expires        Age
-------------------------   ------------     ------------        ---
Barry H. Golsen (1)            1981               1997            46
Vice Chairman of the
Board of Directors of
the Company and President
of the Environmental Control
Business of the Company

David R. Goss (2)              1971               1997            56
Senior Vice President of
Operations of the Company

Jerome D. Shaffer, M.D. (3)    1969               1997            80
Investments

Robert C. Brown, M.D. (4)      1969               1998            66
President of Northwest
Internal Medicine
Associates, Inc.

Jack E. Golsen (5)             1969               1998            68
President, Chief Executive
Officer and Chairman of
the Board of Directors of
the Company

Horace G. Rhodes (6)           1996               1998            69
President/Managing Partner,
Kerr, Irvine, Rhodes
and Ables

Raymond B. Ackerman (7)        1993               1999            74
Chairman Emeritus of Ackerman
McQueen, Inc.

Bernard G. Ille (8)            1971               1999            70
Investments

Tony M. Shelby (9)             1971               1999            55
Senior Vice President of
Finance and Chief
Financial Officer of the
Company

-----------------

(1) Mr. Barry H. Golsen, LLB, was elected as Vice Chairman of the Board of Directors of the Company on August 18, 1994. For more than five (5) years Mr. Golsen has served as a director and the President of the Company's Environmental Control Business.

(2) Mr. Goss, a certified public accountant, has served in substantially the same capacity for the past five (5) years.

(3)  Dr. Shaffer retired from the practice of medicine in 1987.
     Prior to that time, Dr. Shaffer practiced medicine in Oklahoma City, Oklahoma, for more than five (5) years.

(4) Dr. Brown has practiced medicine in Oklahoma City, Oklahoma, for more than five (5) years.

(5) Mr. Jack E. Golsen, founder of the Company, has served in the same capacity for more than five (5) years.

(6) Mr. Rhodes has practiced law in Oklahoma City for a period in excess of five (5) years and is the managing partner in the law firm of Kerr, Irvine, Rhodes & Ables. Since 1972, Mr. Rhodes has served as Executive Vice President & General Counsel for the Association of Oklahoma Life Insurance Companies and since 1982 has served as Executive Vice President & General Counsel for the Oklahoma Life and Health Insurance Guaranty Association.

(7) Mr. Ackerman retired in 1992 from Ackerman McQueen, Inc. From 1972 until his retirement, Mr. Ackerman served as Chairman of the Board and President of Ackerman McQueen, Inc., a public relations and advertising firm, located in Oklahoma.

(8) Mr. Ille served as President and Chief Executive Officer of First Life Assurance Company ("First Life") from May 1988, through March 31, 1994, when he retired from First Life and from that position. In 1991, First Life was placed in conservatorship by the Oklahoma Department of Insurance and was sold on March 31, 1994. For more than five (5) years prior to that time, Mr. Ille also served as President of United Founders Life Insurance Company. Mr. Ille also serves as a director of Landmark Land Company Inc. ("Landmark"). First Life was a subsidiary of Landmark until First Life was placed in conservatorship.

(9) Mr. Shelby, a certified public accountant, has served in substantially the same capacity for more than five (5) years.


     FAMILY RELATIONSHIPS.  Jack E. Golsen is the father of Barry
H. Golsen and the brother-in-law of Robert C. Brown, M.D.  Robert
C. Brown, M.D. is the uncle of Barry H. Golsen.

     SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE. Based solely on a review of copies of the Forms 3, 4 and 5 and amendments thereto furnished to the Company with respect to 1996, or written representations that no such reports were required to be filed with the Securities and Exchange Commission, the Company believes that during 1996 all directors and officers of the Company and beneficial owners of more than ten percent (10%) of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act filed their required Forms 3, 4, or 5, as required by Section 16(a) of the Securities Exchange Act of 1934, as amended, on a timely basis, except that Tony Shelby filed one late Form 4 to report one transaction.

ITEM 11.  EXECUTIVE COMPENSATION.

     The following table shows the aggregate cash compensation which the Company and its subsidiaries paid or accrued to the Chief Executive Officer and each of the other four (4) most highly-paid executive officers of the Company (which includes the President of the Company's Environmental Control Business, who also serves as Vice Chairman of the Board of Directors of the Company and who performs key policy making functions for the Company). The table includes cash distributed for services rendered during 1996, plus any cash distributed during 1996 for services rendered in a prior year, less any amount relating to those services previously included in the cash compensation table for a prior year.

                      Summary Compensation Table
                                                       Long-term
                                                       Compen-
                                                       sation
                            Annual Compensation        Awards
                          ------------------------
                                                Other                     All
                                                Annual    Securities     Other
                                                Compen-   Underlying     Compen-
  Name and                  Salary    Bonus     sation    Stock          sation
  Position        Year        ($)     ($)(1)    ($)(2)    Options        ($)(3)
--------------    ----      ------    ------    ------    -------        ------
Jack E. Golsen      1996    469,125       -        -      100,000           -
Chairman of the     1995    457,892   100,000      -          -             -
Board, President    1994    429,423   150,000      -      165,000(4)    100,000
and Chief
Executive Officer

Barry H. Golsen     1996    209,125       -        -      105,000           -
Vice Chairman of    1995    187,885    60,000      -          -             -
the Board of        1994    176,769    90,000      -          -         100,000
Directors and
President of the
Environmental
Control Business

David R. Goss       1996    173,300       -        -      85,000            -
Senior Vice         1995    153,022    60,000      -         -              -
President -         1994    146,708    90,000      -         -          100,000
Operations

Tony M. Shelby      1996    173,425       -        -      85,000            -
Senior Vice         1995    152,923    60,000      -         -              -
President/Chief     1994    146,708    90,000      -         -          100,000
Financial Officer

David M. Shear      1996    151,300       -        -      64,000            -
Vice President/     1995    137,923    40,000      -         -              -
General Counsel     1994    128,827    40,000      -         -              -


     (1) Bonuses noted are for services rendered for the prior fiscal year. Bonuses, if any, have not been declared or paid for 1996 performance as of the date of this report on Form 10-K.

     (2) Does not include perquisites and other personal benefits, securities or property for the named executive officer in any year if the aggregate amount of such compensation for such year does not exceed the lesser of either $50,000 or 10% of the total of annual salary and bonus reported for the named executive officer for such year.

     (3) In 1994, the Company paid to Messrs. J. Golsen, B. Golsen, Goss, and Shelby an additional bonus of $100,000 each for their services as members of the Board of Directors of Equity Bank for Savings, F.A., during the six years that the Company owned that financial business, which was sold by the Company in 1994.

     (4) On June 1, 1989, the Company originally granted a nonqualified stock option to J. Golsen to purchase 165,000 shares of the Company's Common Stock at an exercise price of $2.625 per share (the "NQSO"), which on the date of grant was the fair market value of the Company's Common Stock. Prior to the NQSO's expiration date of June 1, 1994, the Company granted an extension of the option period of the NQSO for an additional five (5) year period, beginning on June 1, 1994, and terminating on June 1, 1999 (the "Extended NQSO"). The Extended NQSO vests and becomes exercisable at twenty percent (20%) per year on June 1, 1995, 1996, and 1997, and the remaining forty percent (40%) becomes exercisable June 1, 1998. The exercise price of the Extended NQSO is $2.625 per share, the same as the original NQSO. The Extended NQSO shall become immediately exercisable in full upon the death of the optionee or a change in control of the Company, and the Board of Directors of the Company may, at its option, accelerate such vesting at any time.

     Option Grants in 1996. The following table sets forth information relating to individual grants of stock options made to each of the named executive officers in the above Summary Compensation Table during the last fiscal year:



                              Individual Grants

                    Number of                                     Potential Realizable Value
                    Shares of    % of                              at Assumed Annual Rates
                    Common Stock Total                                of Stock Price
                    underlying   Options                              Appreciation
                    Options      Granted     Exercise               for Option Term (2)
                    Granted      Employees   Price    Expiration    -----------------
     Name:          (#)(1)       in 1996     ($/sh)      Date       5%($)     10%($)
---------------     -------      -------     ------    --------     ------   --------
Jack E. Golsen      100,000        13.9      $4.538    11/19/01     72,550   $210,325

Barry H. Golsen     100,000        13.9       4.538    11/19/01     72,550    210,325
                      5,000          .7       5.362     6/27/01      4,293     12,434

David R. Goss        80,000        11.1       4.125    11/19/06    207,900    524,700
                      5,000          .7       4.875     6/27/06     15,356     38,756

Tony M. Shelby       80,000        11.1       4.125    11/19/06    207,900    524,700
                      5,000          .7       4.875     6/27/06     15,356     38,756

David M. Shear       60,000         8.3       4.125    11/19/06    155,925    393,525
                      4,000          .6       4.875     6/27/06     12,285     31,005

(1) The Company has adopted a 1981 Incentive Stock Option Plan (the 1981 Plan ), a 1986 Incentive Stock Option Plan (the
      1986 Plan ), and a 1993 Incentive Stock Option Plan (the 1993 Plan ). The 1981 Plan, 1986 Plan, and the 1993 Plan
     are collectively designated as the Plans . The Plans provide that the Company may grant options under the Plans to key salaried employees of the Company. The option price for all options granted under the Plans cannot equal less than 100% (or 110% for persons possessing more than 10% of the voting stock of the Company) of the market value of the Company s Common Stock on the date of the grant. The Company could grant options under the 1981 Plan until November 30, 1991, until April 10, 1996 under the 1986 Plan, and can grant options until August 5, 2003 under the 1993 Plan. The holder of an option granted under the Plans may not exercise the option after ten (10) years from the date of grant of the option (or five (5) years for persons possessing more than 10% of the voting stock of the Company). The options become exercisable approximately 20% after one year from the date of grant, an additional 20% after two years, an additional 30% after three years, and the remaining 30% after four years.

(2) The potential realizable value of each grant of options assumes that the market price of the Company s Common Stock appreciates in value from the date of grant to the end of the option term at the annualized rates shown above each column. The actual value that an executive may realize, if any, will depend on the amount by which the market price of the Company s Common Stock at the time of exercise exceeds the exercise price of the option. As of April 17, 1997, the closing price of a share of the Company s Common Stock as quoted on the New York Stock Exchange was $4.50. There is no assurance that any executive will receive the amounts estimated in this table.

                  AGGREGATED OPTION EXERCISES IN 1996 AND
                     FISCAL YEAR END OPTION VALUES.

     The following table sets forth information concerning each exercise of stock options by each of the named executive officers during the last fiscal year and the year-end value of unexercised options:

                                            Number of           Value
                                            Securities          of Unexercised
                                            Underlying          In-the-Money
                                            Unexercised         Options at
                                            Options at          FY End
                                            FY End (#)(3)       ($) (3) (4)
                                            -------------       ---------------
                  Shares
                 Acquired        Value
               on Exercise       Realized     Exercisable/       Exercisable/
     Name          (#)(1)        ($) (2)      Unexercisable      Unexercisable

Jack E. Golsen        -             -            106,000/          166,230/
                                                 199,000    (5)    185,625

Barry H. Golsen       -             -              8,000/            8,496/
                                                 105,000                 -

David R. Goss         -             -             11,000/           20,375/
                                                  85,000            30,000

Tony M. Shelby        -             -             11,000/           20,375/
                                                  85,000            30,000

David M. Shear        -             -             23,000/           36,875/
                                                  64,000            22,500


     (1) Each number represents the number of shares received by the named individual upon exercise.

     (2) The values set forth in the column below are the difference between the market value of the Company's Common Stock on the date the particular option was exercised and the exercise price of such option.

     (3) The options granted under the Company's Plans become exercisable 20% after one year from date of grant, an additional
20% after two years, an additional 30% after three years, and the remaining 30% after four years.

     (4) The values are based on the difference between the price of the Company's Common Stock on the New York Stock Exchange at the close of trading on December 31, 1996 of $4.50 per share and the exercise price of such option. The actual value realized by a named executive on the exercise of these options depends on the market value of the Company's Common Stock on the date of exercise.

     (5) The amounts shown include 165,000 non-qualified stock options which vest and are exercisable 20% on June 1, 1995, June
1, 1996, and June 1, 1997 with the remaining 40% exercisable June
1, 1998.

     OTHER PLANS. The Board of Directors has adopted an LSB Industries, Inc., Employee Savings Plan (the "401(k) Plan") for the employees (including executive officers) of the Company and its subsidiaries, excluding certain (but not all) employees covered under union agreements. The 401(k) Plan is an employee contribution plan, and the Company and its subsidiaries make no contributions to the 401(k) Plan. The amount that an employee may contribute to the 401(k) Plan equals a certain percentage of the employee's compensation, with the percentage based on the employee's income and certain other criteria as required under
Section 401(k) of the Internal Revenue Code. The Company or subsidiary deducts the amounts contributed to the 401(k) Plan from the employee's compensation each pay period, in accordance with the employee's instructions, and pays the amount into the 401(k) Plan for the employee's benefit. The Summary Compensation Table set forth above includes any amount contributed and deferred during the 1994, 1995, and 1996 fiscal years pursuant to the 401(k) Plan by the named executive officers of the Company.

     The Company has a death benefit plan for certain key employees. Under the plan, the designated beneficiary of an employee covered by the plan will receive a monthly benefit for a period of ten (10) years if the employee dies while in the employment of the Company or a wholly-owned subsidiary of the Company. The agreement with each employee provides, in addition to being subject to other terms and conditions set forth in the agreement, that the Company may terminate the agreement as to any employee at anytime prior to the employee's death. The Company has purchased life insurance on the life of each employee covered under the plan to provide, in large part, a source of funds for the Company's obligations under the Plan. The Company also will fund a portion of the benefits by investing the proceeds of such insurance policy received by the Company upon the employee's death. The Company is the owner and sole beneficiary of the insurance policy, with the proceeds payable to the Company upon the death of the employee. The following table sets forth the amounts of annual benefits payable to the designated beneficiary or beneficiaries of the executive officers named in the Summary Compensation Table set forth above under the above-described death benefits plan.



                                     Amount of
          Name of Individual       Annual Payment
          ------------------       --------------
          Jack E. Golsen           $175,000
          Barry H. Golsen          $ 30,000
          David R. Goss            $ 35,000
          Tony M. Shelby           $ 35,000
          David M. Shear           $    N/A

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

     COMPENSATION OF DIRECTORS. In 1996, the Company compensated each non-management director of the Company for his services in the amount of $4,500, with the exception of Mr. Rhodes who received $3,516 as a pro-rated fee for service during most of 1996 subsequent to his election to the Board in March 1996. The non-management directors of the Company also received $500 for every meeting of the Board of Directors attended during 1996. Each member of the Audit Committee, consisting of Messrs. Rhodes, Ille, Brown, and Shaffer, received an additional $20,000 for his services in 1996, with the exception of Mr. Rhodes who received $17,500. Each member of the Public Relations and Marketing Committee, consisting of Messrs. Ackerman and Ille, received an additional $20,000 for his services in 1996.

     In September 1993, the Company adopted the 1993 Non-Employee Director Stock Option Plan (the "Outside Director Plan"). The Outside Director Plan authorizes the grant of non-qualified stock options to each member of the Company's Board of Directors who is not an officer or employee of the Company or its subsidiaries. The maximum shares for which options may be issued under the Outside Director Plan will be 150,000 shares (subject to adjustment as provided in the Outside Director Plan). The Company shall automatically grant to each outside director an option to acquire 5,000 shares of the Company's Common Stock on April 30 following the end of each of the Company's fiscal years in which the Company realizes net income of $9.2 million or more for such fiscal year. The exercise price for an option granted under the Outside Director Plan shall be the fair market value of the shares of Common Stock at the time the option is granted. Each option granted under the Outside Director Plan, to the extent not exercised, shall terminate upon the earlier of the termination of the outside director as a member of the Company's Board of Directors or the fifth anniversary of the date such option was granted. On April 30, 1995, options to acquire 5,000 shares of Common Stock were granted under this plan to each of Messrs. Ille, Brown, Shaffer, Thurman, and Ackerman, at a per share exercise price of $5.375. As a result of the Company's financial performance for 1996, the Company will not be granting options under the Outside Director Plan on April 30, 1997.

     EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND
CHANGE IN CONTROL ARRANGEMENTS.

(a) TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL AGREEMENTS. In 1989, 1991, and 1996 the Company entered into severance agreements with Jack E. Golsen, Barry H. Golsen, Tony M. Shelby, David R. Goss, David M. Shear, and certain other officers of the Company and subsidiaries of the Company.

     Each severance agreement provides (among other things) that if, within twenty-four (24) months after the occurrence of a change in control (as defined) of the Company, the Company terminates the officer's employment other than for cause (as defined), or the officer terminates his employment for good reason (as defined), the Company must pay the officer an amount equal to 2.9 times the officer's base amount (as defined). The phrase "base amount" means the average annual gross compensation paid by the Company to the officer and includable in the officer's gross income during the period consisting of the most recent five (5) year period immediately preceding the change in control. If the officer has been employed by the Company for less than 5 years, the base amount is calculated with respect to the most recent number of taxable years ending before the change in control that the officer worked for the Company.

     The severance agreements provide that a "change in control" means a change in control of the Company of a nature that would require the filing of a Form 8-K with the Securities and Exchange Commission and, in any event, would mean when:
     (1) any individual, firm, corporation, entity, or group (as defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended) becomes the beneficial owner, directly or indirectly, of thirty percent (30%) or more of the combined voting power of the Company's outstanding voting securities having the right to vote for the election of directors, except acquisitions by: (a) any person, firm, corporation, entity, or group which, as of the date of the severance agreement, has that ownership, or (b) Jack E. Golsen, his wife; his children and the spouses of his children; his estate; executor or administrator of any estate, guardian or custodian for Jack E. Golsen, his wife, his children, or the spouses of his children, any corporation, trust, partnership, or other entity of which Jack E. Golsen, his wife, children, or the spouses of his children own at least eighty percent (80%) of the outstanding beneficial voting or equity interests, directly or indirectly, either by any one or more of the above-described persons, entities, or estates; and certain affiliates and associates of any of the above-described persons, entities, or estates; (2) individuals who, as of the date of the severance agreement, constitute the Board of Directors of the Company (the "Incumbent Board") and who cease for any reason to constitute a majority of the Board of Directors except that any person becoming a director subsequent to the date of the severance agreement, whose election or nomination for election is approved by a majority of the Incumbent Board (with certain limited exceptions), will constitute a member of the Incumbent Board; or (3) the sale by the Company of all or substantially all of its assets.

     Except for the severance agreement with Jack E. Golsen, the termination of an officer's employment with the Company "for cause" means termination because of: (a) the mental or physical disability from performing the officer's duties for a period of one hundred twenty (120) consecutive days or one hundred eighty days (even though not consecutive) within a three hundred sixty (360) day period; (b) the conviction of a felony; (c) the embezzlement by the officer of Company assets resulting in substantial personal enrichment of the officer at the expense of the Company; or (d) the willful failure (when not mentally or physically disabled) to follow a direct written order from the Company's Board of Directors within the reasonable scope of the officer's duties performed during the sixty (60) day period prior to the change in control. The definition of "Cause" contained in the severance agreement with Jack E. Golsen means termination because of: (a) the conviction of Mr. Golsen of a felony involving moral turpitude after all appeals have been completed; or (b) if Mr. Golsen's serious, willful, gross misconduct or willful, gross neglect of his duties has resulted in material damages to the Company and its subsidiaries, taken as a whole; provided that (i) no action or failure to act by Mr. Golsen will constitute a reason for termination if he believed, in good faith, that such action or failure to act was in the Company's or its subsidiaries' best interest, and (ii) failure of Mr. Golsen to perform his duties hereunder due to disability shall not be considered willful, gross misconduct or willful, gross negligence of his duties for any purpose.

     The termination of an officer's employment with the Company for "good reason" means termination because of (a) the assignment to the officer of duties inconsistent with the officer's position, authority, duties, or responsibilities during the sixty (60) day period immediately preceding the change in control of the Company or any other action which results in the diminishment of those duties, position, authority, or responsibilities; (b) the relocation of the officer; (c) any purported termination by the Company of the officer's employment with the Company otherwise than as permitted by the severance agreement; or (d) in the event of a change in control of the Company, the failure of the successor or parent company to agree, in form and substance satisfactory to the officer, to assume (as to a successor) or guarantee (as to a parent) the severance agreement as if no change in control had occurred.

     Except for the severance agreement with Jack E. Golsen, each severance agreement runs until the earlier of: (a) three years after the date of the severance agreement, or (b) the officer's normal retirement date from the Company; however, beginning on the first anniversary of the severance agreement and on each annual anniversary thereafter, the term of the severance agreement automatically extends for an additional one-year period, unless the Company gives notice otherwise at least sixty (60) days prior to the anniversary date. The severance agreement with Jack E. Golsen is effective for a period of three (3) years from the date of the severance agreement; except that, commencing on the date one (1) year after the date of such severance agreement and on each annual anniversary thereafter, the term of such severance agreement shall be automatically extended so as to terminate three (3) years from such renewal date, unless the Company gives notices otherwise at least one (1) year prior to the renewal date.

     Effective June 1, 1994, the Company extended until June 1, 1999, the option period of a nonqualified stock option previously granted to Jack E. Golsen for the purchase of 165,000 shares of the Company's Common Stock at an exercise price of $2.625 per share (the "Extended NQSO"). The Extended NQSO vests and becomes exercisable at twenty percent (20%) per year on June 1, 1995, 1996, and 1997, and the remaining forty percent (40%) becomes exercisable on June 1, 1998. The terms of the Extended NQSO provide, in part, that the Extended NQSO shall become immediately exercisable upon a change in control of the Company. A "change in control" for purposes of the Extended NQSO, shall be deemed to have occurred upon any of the following events:
     (i) consummation of any of the following transactions: any merger, recapitalization, or other business combination of the Company pursuant to which the Company is the non-surviving corporation, unless the majority of the holders of Common Stock immediately prior to such transaction will own at least fifty percent (50%) of the total voting power of the then outstanding securities of the surviving corporation immediately after such transaction; (ii) a transaction in which any person, corporation, or other entity (A) shall purchase any Common Stock pursuant to a tender offer or exchange offer, without the prior consent of the Board of Directors or (B) shall become the "beneficial owner" (as such term is defined in Rule 13(d)(3) under the Securities Exchange Act of 1934, as amended) of securities of the Company representing fifty percent (50%) or more of the total voting power of the then outstanding securities of the Company; or (iii) if, during any period of two (2) consecutive years, individuals who, at the beginning of such period, constituted the entire Board of Directors and any new director whose election by the Board of Directors, or nomination for election by the Company's stockholders was approved by a vote of at least two-thirds of the directors then still in office who either were directors at the beginning of the period or whose election or nomination for election by the stockholders was previously approved, cease for any reason to constitute a majority thereof.

(b) EMPLOYMENT AGREEMENT. In March 1996, the Company entered into an employment agreement with Jack E. Golsen. The employment agreement requires the Company to employ Jack E. Golsen as an executive officer of the Company for an initial term of three (3) years and provides for two (2) automatic renewals of three (3) years each unless terminated by either party by the giving of written notice at least one (1) year prior to the end of the initial or first renewal period, whichever is applicable. Under the terms of such employment agreement, Mr. Golsen shall be paid (i) an annual base salary at his base rate, as adjusted from time to time by the Compensation Committee, but such shall never be adjusted to an amount less than Mr. Golsen's 1995 base salary, (ii) an annual bonus in an amount as determined by the Compensation Committee, and (iii) receive from the Company certain other fringe benefits. The employment agreement provides that Mr. Golsen's employment may not be terminated, except (i) upon conviction of a felony involving moral turpitude after all appeals have been exhausted, (ii) Mr. Golsen's serious, willful, gross misconduct or willful, gross negligence of duties resulting in material damage to the Company and its subsidiaries, taken as a whole, unless Mr. Golsen believed, in good faith, that such action or failure to act was in the Company's or its subsidiaries' best interest, and (iii) Mr. Golsen's death; provided, however, no such termination under (i) or (ii) above may occur unless and until the Company has delivered to Mr. Golsen a resolution duly adopted by an affirmative vote of three-fourths of the entire membership of the Board of Directors at a meeting called for such purpose after reasonable notice given to Mr. Golsen finding, in good faith, that Mr. Golsen violated (i) or (ii) above. If Mr. Golsen's employment is terminated in breach of this Agreement, then he shall, in addition to his other rights and remedies, receive and the Company shall pay to Mr. Golsen (i) in a lump sum cash payment, on the date of termination, a sum equal to the amount of Mr. Golsen's annual base salary at the time of such termination and the amount of the last bonus paid to Mr. Golsen prior to such termination times (a) the number of years remaining under the employment agreement or (b) four (4) if such termination occurs during the last twelve (12) months of the initial period or the first renewal period, and (ii) provide to Mr. Golsen all of the fringe benefits that the Company was obligated to provide during his employment under the employment agreement for the remainder of the term of the employment agreement, or, if terminated at any time during the last twelve (12) months of the initial period or first renewal period, then during the remainder of the term and the next renewal period.

     If there is a change in control (as defined in the severance agreement between Mr. Golsen and the Company) and within twenty-four (24) months after such change in control Mr. Golsen is terminated, other than for Cause (as defined in the severance agreement), then in such event, the severance agreement between Mr. Golsen and the Company shall be controlling.

     In the event Mr. Golsen becomes disabled and is not able to perform his duties under the employment agreement as a result thereof for a period of twelve (12) consecutive months within any two (2) year period, the Company shall pay Mr. Golsen his full salary for the remainder of the term of the employment agreement and thereafter sixty percent (60%) of such salary until Mr. Golsen's death.

     COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION. The Company's Executive Salary Review Committee has the authority to set the compensation of all officers of the Company. This Committee generally considers and approves the recommendations of the President. The members of the Executive Salary Review Committee are the following non-management directors: Robert C. Brown, M.D., Jerome D. Shaffer, M.D., and Bernard G. Ille.
During 1996, the Executive Salary Review Committee had one (1) meeting.

     See "Compensation of Directors" for information concerning compensation paid and options granted to non-employee directors of the Company during 1996 for services as a director to the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNER AND
          MANAGEMENT.

     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS. The following table shows the total number and percentage of the outstanding shares of the Company's voting Common Stock and voting Preferred Stock beneficially owned as of the close of business as of April 29, 1997, with respect to each person (including any "group" as used in Section 13(d)(3) of the Securities Act of 1934, as amended) that the Company knows to have beneficial ownership of more than five percent (5%) of the Company's voting Common Stock and voting Preferred Stock. A person is deemed to be the beneficial owner of voting shares of Common Stock of the Company which he or she could acquire within sixty (60) days of April 29, 1997.

     Because of the requirements of the Securities and Exchange Commission as to the method of determining the amount of shares an individual or entity may beneficially own, the amounts shown below for an individual or entity may include shares also considered beneficially owned by others.

                                                Amounts
Name and Address               Title           of Shares              Percent
      of                        of            Beneficially              of
Beneficial Owner               Class            Owned(1)              Class
-----------------------    -------------     ----------------         ------
Jack E. Golsen and            Common         3,944,486 (3)(5)(6)      28.4%
members of his family(2)  Voting Preferred      20,000 (4)(6)         92.7%

Riverside Capital
Advisors, Inc.                Common         1,742,832 (7)            12.0%

Ryback Management
Corporation                   Common         1,424,674 (8)             9.9%

Dimensional Fund
Advisors, Inc.                Common           747,900 (9)             5.8%
______________________________________

     (1) The Company based the information, with respect to beneficial ownership, on information furnished by the above-named individuals or entities or contained in filings made with the Securities and Exchange Commission or the Company's records.

     (2) Includes Jack E. Golsen and the following members of his family: wife, Sylvia H. Golsen; son, Barry H. Golsen (a Director, Vice Chairman of the Board of Directors, and President of the Environmental Control Business of the Company); son, Steven J. Golsen (Executive officer of several subsidiaries of the Company); and daughter, Linda F. Rappaport. The address of Jack E. Golsen, Sylvia H. Golsen, Barry H. Golsen, and Linda F. Rappaport is 16 South Pennsylvania Avenue, Oklahoma City, Oklahoma 73107; and Steven J. Golsen's address is 7300 SW 44th Street, Oklahoma City, Oklahoma 73179.

     (3) Includes (a) the following shares over which Jack E. Golsen ("J. Golsen") has the sole voting and investment power:
(i) 89,028 shares that he owns of record, (ii) 99,000 shares that he has the right to acquire within sixty (60) days under a non-qualified stock option, (iii) 4,000 shares that he has the right to acquire upon conversion of a promissory note,(iv) 133,333 shares that he has the right to acquire upon the conversion of 4,000 shares of the Company's Series B 12% Cumulative Convertible Preferred Stock (the "Series B Preferred") owned of record by him, (v) 10,000 shares owned of record by the MG Trust, of which he is the sole trustee, and (vi) 40,000 shares that he has the right to acquire within the next sixty (60) days under the Company's stock option plans; (b) 1,081,984 shares owned of record by Sylvia H. Golsen, over which she and her husband, J. Golsen share voting and investment power; (c) 244,563 shares over which Barry H. Golsen ("B. Golsen") has the sole voting and investment power, 533 shares owned of record by B. Golsen's wife, over which he shares the voting and investment power, and 9,000 shares that he has the right to acquire within the next sixty
(60) days under the Company's stock option plans; (d) 204,934 shares over which Steven J. Golsen ("S. Golsen") has the sole voting and investment power and 9,000 shares that he has the right to acquire within the next sixty (60) days under the Company's stock option plans; (e) 217,460 shares held in trust for the grandchildren of J. Golsen and Sylvia H. Golsen of which
B. Golsen, S. Golsen and Linda F. Rappaport ("L. Rappaport") jointly or individually are trustees; (f) 82,552 shares owned of record by L. Rappaport, over which L. Rappaport has the sole voting and investment power; (g) 1,042,699 shares owned of record by SBL Corporation ("SBL"), 82,467 shares that SBL has the right to acquire upon conversion of 19,050 shares of the Company's $3.25 Convertible Exchangeable Class C Preferred Stock, Series 2 (the "Series 2 Preferred"), and 400,000 shares that SBL has the right to acquire upon conversion of 12,000 shares of Series B Preferred owned of record by SBL, and (h) 60,600 shares owned of record by Golsen Petroleum Corporation ("GPC"), which is a wholly-owned subsidiary of SBL, and 133,333 shares that GPC has the right to acquire upon conversion of 4,000 shares of Series B Preferred owned of record by GPC. SBL is wholly-owned by Sylvia
H. Golsen (40% owner), B. Golsen (20% owner), S. Golsen (20% owner), and L. Rappaport (20% owner) and, as a result, SBL, J. Golsen, Sylvia H. Golsen, B. Golsen, S. Golsen, and L. Rappaport share the voting and investment power of the shares beneficially owned by SBL. SBL's address is 16 South Pennsylvania Avenue, Oklahoma City, Oklahoma 73107.

     (4) Includes: (a) 4,000 shares of Series B Preferred owned of record by J. Golsen, over which he has the sole voting and investment power; (b) 12,000 shares of Series B Preferred owned of record by SBL; and (c) 4,000 shares owned of record by SBL's wholly-owned subsidiary, GPC, over which SBL, J. Golsen, Sylvia
H. Golsen, B. Golsen, S. Golsen, and L. Rappaport share the voting and investment power.

     (5) Does not include 122,297 shares of Common Stock that L. Rappaport's husband owns of record and 9,000 shares which he has the right to acquire within the next sixty (60) days under the Company's stock option plans, all of which L. Rappaport disclaims beneficial ownership. Does not include 219,520 shares of Common Stock owned of record by the 1992 Trusts of B. Golsen, S. Golsen, and L. Rappaport over which B. Golsen, S. Golsen and L. Rappaport have no voting or dispositive power. Heidi Brown Shear is the Trustee of each of these trusts.

     (6) J. Golsen disclaims beneficial ownership of the shares that B. Golsen, S. Golsen, and L. Rappaport each have the sole voting and investment power over as noted in footnote (3) above.
B. Golsen, S. Golsen, and L. Rappaport disclaim beneficial ownership of the shares that J. Golsen has the sole voting and investment power over as noted in footnotes (3) and (4) and the shares owned of record by Sylvia H. Golsen. Sylvia H. Golsen disclaims beneficial ownership of the shares that J. Golsen has the sole voting and investment power over as noted in footnotes
(3) and (4) above.

     (7) Riverside Capital Advisors may be deemed to beneficially own these shares as a result of having full discretionary investment authority over customers accounts to which it provides investment services. This amount includes 1,577,487 shares of Common Stock that may be acquired upon conversion of 364,400 shares of the Company's Series 2 Preferred. This amount does not include 79,422 shares of Common Stock held by officers and directors of Riverside who share control over investment decisions made by it, as to which Riverside disclaims beneficial ownership.

     (8) Ryback Management Corporation ("Ryback") is the Investment Company Advisor for Lindner Dividend Fund, a registered investment company, which owns 329,100 shares of Series 2 Preferred that is convertible into 1,424,674 shares of Common Stock. Ryback has sole voting and investment power over these shares.

     (9) Dimensional Fund Advisors, Inc. ( Dimensional ), a registered investment advisor, is deemed to have beneficial ownership of 747,900 shares of LSB Industries, Inc. stock as of December 31, 1996, all of which shares are held in portfolios of DFA Investment Dimensions Group Inc., a registered open-end investment company, or in series of the DFA Investment Trust Company, a Delaware business trust, or the DFA Group Trust and DFA Participation Group Trust, investment vehicles for qualified employee benefit plans, all of which Dimensional Fund Advisors Inc. serves as investment manager. Dimensional disclaims beneficial ownership of all such shares.

     Security Ownership of Management. The following table sets forth information obtained from the directors of the Company and the directors and executive officers of the Company as a group as to their beneficial ownership of the Company's voting Common Stock and voting Preferred Stock as of April 29, 1997.

     Because of the requirements of the Securities and Exchange Commission as to the method of determining the amount of shares an individual or entity may own beneficially, the amount shown below for an individual may include shares also considered beneficially owned by others. Any shares of stock which a person does not own, but which he or she has the right to acquire within sixty (60) days of April 29, 1997, are deemed to be outstanding for the purpose of computing the percentage of outstanding stock of the class owned by such person but are not deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person.


                                                Amounts of
                                                 Shares
   Name of                   Title of          Beneficially     Percent of
Beneficial Owner              Class               Owned            Class
--------------------         -------           -----------      ----------
Raymond B. Ackerman          Common             11,000(2)            *

Robert C. Brown, M.D.        Common            218,329(3)          1.7%

Barry H. Golsen              Common          2,190,655(4)          16.1%
                        Voting Preferred        16,000(4)          74.2%

Jack E. Golsen               Common          3,176,444(5)          22.9%
                        Voting Preferred        20,000(5)          92.7%

David R. Goss                Common            200,585(6)           1.5%

Bernard G. Ille              Common             75,000(7)            *

Horace G. Rhodes             Common              5,000               *

Jerome D. Shaffer, M.D.      Common            149,703(8)           1.2%

Tony M. Shelby               Common            204,880(9)           1.6%

Directors and                Common          4,643,933(10)         33.1%
Executive Officers       Voting Preferred       20,000             92.7%
as a group(11
persons)
--------------------------------
*    Less than 1%.

     (1) The Company based the information, with respect to beneficial ownership, on information furnished by each director or officer, contained in filings made with the Securities and Exchange Commission, or contained in the Company s records.

     (2) Mr. Ackerman has sole voting and investment power over these shares. 1,000 of these shares are held in a trust for which Mr. Ackerman is both the settlor and the trustee and in which he has the vested interest in both the corpus and income. The remaining 10,000 shares of Common Stock included herein are shares that Mr. Ackerman may acquire pursuant to currently exercisable non-qualified stock options granted to him by the Company.

     (3) The amount shown includes 25,000 shares of Common Stock that Dr. Brown may acquire pursuant to currently exercisable non-qualified stock options granted to him by the Company. The shares, with respect to which Dr. Brown shares the voting and investment power, consist of 122,516 shares owned by Dr. Brown's wife, 50,727 shares owned by Robert C. Brown, M.D., Inc., a corporation wholly-owned by Dr. Brown, and 20,086 shares held by the Robert C. Brown M.D., Inc. Employee Profit Sharing Plan, of which Dr. Brown serves as the trustee. The amount shown does not include 57,190 shares directly owned by the children of Dr. Brown, all of which Dr. Brown disclaims beneficial ownership.

     (4) See footnotes (3), (4), and (6) of the table under "Security Ownership of Certain Beneficial Owners" of this item for a description of the amount and nature of the shares beneficially owned by B. Golsen, including 9,000 shares B. Golsen has the right to acquire within sixty (60) days.

     (5) See footnotes (3), (4), and (6) of the table under "Security Ownership of Certain Beneficial Owners" of this item for a description of the amount and nature of the shares beneficially owned by J. Golsen, including the shares J. Golsen has the right to acquire within sixty (60) days.

     (6) The amount shown includes 12,000 shares that Mr. Goss has the right to acquire within sixty (60) days pursuant to options granted under the Company's stock option plans, over which Mr. Goss has the sole voting and investment power. Mr. Goss disclaims beneficial ownership of 2,429 shares owned by Mr. Goss' wife, individually, and/or as custodian for Mr. Goss' children.

     (7) The amount includes (i) 25,000 shares that Mr. Ille may purchase pursuant to currently exercisable non-qualified stock options, over which Mr. Ille has the sole voting and investment power, and (ii) 50,000 shares owned of record by Mr. Ille's wife. Mr. Ille disclaims beneficial ownership of the 50,000 shares owned by Mr. Ille's wife.

     (8) Dr. Shaffer has the sole voting and investment power over these shares, which include 15,000 shares that Dr. Shaffer may purchase pursuant to currently exercisable non-qualified stock options and 4,329 shares that Dr. Shaffer has the right to acquire upon conversion of 1,000 shares of Series 2 Preferred owned by Dr. Shaffer.

     (9) Mr. Shelby has the sole voting and investment power over these shares, which include 12,000 shares that Mr. Shelby has the right to acquire within sixty (60) days pursuant to options granted under the Company's ISOs and 15,152 shares that Mr. Shelby has the right to acquire upon conversion of 3,500 shares of Series 2 Preferred owned by Mr. Shelby.

     (10) The amount shown includes 1,052,213 shares of Common
Stock that officers, directors, or entities controlled by officers and directors of the Company have the right to acquire within sixty (60) days.

ITEN 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     A subsidiary of the Company, Hercules Energy Mfg. Corporation ("Hercules"), leases land and a building in Oklahoma City, Oklahoma from Mac Venture, Ltd. ("Mac Venture"), a limited partnership. GPC serves as the general partner of Mac Venture. The limited partners of Mac Venture include GPC and the three children of Jack E. Golsen. See "Security Ownership of Certain Beneficial Owners and Security Ownership of Management", above, for a discussion of the stock ownership of GPC. The land leased by Hercules from Mac Venture consists of a total of 341,000 square feet, with 44,000 square feet in the building. Hercules leases the property from Mac Venture for $7,500 per month under a triple net lease which began as of January 1, 1982, and expires on December 31, 1998.

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

     In 1983, LSB Chemical Corp. ("LSB Chemical"), a subsidiary of the Company, acquired all of the outstanding stock of El Dorado Chemical Company ("EDC") from its then four stockholders ("Ex-Stockholders"). A substantial portion of the purchase price consisted of an earnout based primarily on the annual after-tax earnings of EDC for a ten-year period. During 1989, two of the Ex-Stockholders received LSB Chemical promissory notes for a portion of their earnout, in lieu of cash, totaling approximately $896,000, payable $496,000 in January 1990, and $400,000 in May
1994. LSB Chemical agreed to a buyout of the balance of the earnout from the four Ex-Stockholders for an aggregate purchase amount of $1,231,000. LSB Chemical purchased for cash the earnout from two of the Ex-Stockholders and issued multi-year promissory notes totaling $676,000 to the other two Ex-Stockholders. Jack E. Golsen guaranteed LSB Chemical's payment obligation under the promissory notes. The unpaid balance of these notes at March 31, 1997, was $400,000.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly-authorized, to sign this report on its behalf of this 29th day of April, 1997.

                              LSB INDUSTRIES, INC.


                              By: /s/ Jack E. Golsen
                                 --------------------
                                 Jack E. Golsen
                                 Chairman of the Board and
                                 President
                                 (Principal Executive Officer)


                              By: /s/ Tony M. Shelby
                                 ---------------------
                                 Tony M. Shelby
                                 Senior Vice President of Finance
                                 (Principal Financial Officer)


                              By: /s/ Jim D. Jones
                                  --------------------
                                 Jim D. Jones
                                 Vice President, Controller and
                                 Treasurer (Principal Accounting
                                 Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the undersigned have signed this report on behalf of the Company, in the capacities and on the dates indicated.


Dated:  April 29, 1997        By:
                                  /s/ Jack E. Golsen
                                 ------------------------
                                 Jack E. Golsen, Director


Dated:  April 29, 1997        By:
                                  /s/ Tony M. Shelby
                                 -------------------------
                                 Tony M. Shelby, Director


Dated:  April 29, 1997        By:
                                  /s/ David R. Goss
                                 -------------------------
                                 David R. Goss, Director


Dated:  April 29, 1997        By:
                                  /s/ Barry H. Golsen
                                 -------------------------
                                 Barry H. Golsen, Director


Dated:  April 29, 1997        By:
                                  /s/ Robert C. Brown
                                 -------------------------
                                 Robert C. Brown, Director


Dated:  April 29, 1997        By:
                                  /s/ Bernard G. Ille
                                 --------------------------
                                 Bernard G. Ille, Director


Dated:  April 29, 1997        By:
                                  /s/ Jerome D. Shaffer
                                 ---------------------------
                                 Jerome D. Shaffer, Director


Dated:  April 29, 1997        By:
                                  /s/ Raymond B. Ackerman
                                 -----------------------------
                                 Raymond B. Ackerman, Director


Dated:  April 29, 1997        By:
                                  /s/ Horace Rhodes
                                 -----------------------
                                 Horace Rhodes, Director