Form 10-Q
period 1997-03-31
LSB INDUSTRIES INC
filed 1997-05-20
CIK 60714

FORM 10-Q

                               UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly period ended    March 31, 1997
                           ------------------------------------
                                    OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   THE SECURITIES EXCHANGE ACT OF 1934

For The transition period from                 to
                               --------------     --------------
Commission file number     1-7677
                      ------------------------------------------

                            LSB INDUSTRIES, INC.
           Exact name of Registrant as specified in its charter


         DELAWARE                           73-1015226
------------------------------            ---------------
State or other jurisdiction of            I.R.S. Employer
incorporation or organization             Identification No.

          16 South Pennsylvania,   Oklahoma City, Oklahoma  73107
          -------------------------------------------------------
            Address of principal executive offices    (Zip Code)

                               (405) 235-4546
            --------------------------------------------------
            Registrant's telephone number, including area code

                                   None
            --------------------------------------------------
            Former name, former address and former fiscal year, if
                           changed since last report.

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
The number of shares outstanding of the Registrant's voting Common Stock, as of May 1, 1997 was 12,882,656 shares excluding 2,031,820 shares held as treasury stock.


                                  PART I

                           FINANCIAL INFORMATION


Company or group of companies for which report is filed:  LSB
Industries, Inc. and all of its wholly-owned subsidiaries.

The accompanying condensed consolidated balance sheet of LSB Industries, Inc. at March 31, 1997, the condensed consolidated statements of operations and cash flows for the three month periods ended March 31, 1997 and 1996 have been subjected to a review, in accordance with standards established by the American Institute of Certified Public Accountants, by Ernst & Young LLP, independent auditors, whose report with respect thereto appears elsewhere in this Form 10-Q. The financial statements mentioned above are unaudited and reflect all adjustments, consisting primarily of adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation of the interim periods. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet at December 31, 1996, was derived from audited financial statements as of that date.


                           LSB INDUSTRIES, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
               (Information at March 31, 1997 is unaudited)
                          (Dollars in thousands)

                                                      March 31,    December 31,
ASSETS                                                  1997         1996
_________________________________________            ___________  __________

Current assets:

  Cash and cash equivalents                          $   4,597   $    1,620

  Trade accounts receivable, net of allowance           55,819       50,791

  Inventories:
    Finished goods                                      39,402       36,304
    Work in process                                      8,709       12,084
    Raw materials                                       19,193       19,594
                                                   ___________   __________
      Total inventory                                   67,304       67,982

  Supplies and prepaid items                             8,007        7,217
                                                   ___________   __________
    Total current assets                               135,727      127,610

Property, plant and equipment, net                     118,983      103,143

Investments and other assets:

  Loans receivable, secured by real estate                 764       15,010

  Other assets, net of allowance                        15,511       15,521
                                                   ___________   __________
                                                    $  270,985   $  261,284
                                                   ===========   ==========



                         (Continued on following page)





                              LSB INDUSTRIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Continued)
                  (Information at March 31, 1997 is unaudited)
                             (Dollars in thousands)

                                                March 31,   December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY              1997         1996
________________________________________       ___________  __________
Current liabilities:
  Drafts payable                               $      632   $      536
  Accounts payable                                 36,849       41,796
  Accrued liabilities                              12,947       12,780
  Current portion of long-term debt                16,197       13,007
                                               __________   __________
     Total current liabilities                     66,625       68,119

Long-term debt                                    136,959      119,277

Contingencies (Note 4)

Redeemable, noncumulative convertible
  preferred stock, $100 par value; 1,539 shares
  issued and outstanding (1,539 in 1996)              146         146

Stockholders' equity (Note 3):
  Series B 12% cumulative, convertible
    preferred stock, $100 par value;
    20,000 shares issued and outstanding            2,000        2,000
  Series 2 $3.25 convertible, exchangeable
    Class C preferred stock, $50 stated
    value; 920,000 shares issued                   46,000       46,000
  Common stock, $.10 par value; 75,000,000
    shares authorized, 14,914,476 shares
    issued (14,888,476 in 1996)                     1,491        1,489
  Capital in excess of par value                   37,922       37,843
  Accumulated deficit                              (8,947)      (2,706)
                                               __________   __________
                                                   78,466       84,626
Less treasury stock, at cost:
  Series 2 Preferred, 5,000 shares                    200          200
  Common stock, 1,982,620 shares
  (1,913,120 in 1996)                              11,011       10,684
                                               __________   __________
    Total stockholders' equity                     67,255       73,742
                                               __________   __________
                                               $  270,985   $  261,284
                                               ==========   ==========

                            (See accompanying notes)



                             LSB INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                   Three Months Ended March 31, 1997 and 1996
                (Dollars in thousands, except per share amounts)

                                                        1997        1996
                                                    __________   __________
Revenues:
  Net sales                                          $  73,234   $   69,495
  Other income                                           1,630        1,411
                                                    __________   __________
                                                        74,864       70,906
Costs and expenses:
  Cost of sales                                         62,312       54,688
  Selling, general and administrative                   14,872       13,718
  Interest                                               3,056        2,969
                                                    __________   __________
                                                        80,240       71,375
                                                    __________   __________
Loss before provision for
  income taxes                                          (5,376)        (469)
Provision for income taxes                                   62          62
                                                     ----------  ----------
Net loss                                             $   (5,438) $     (531)
                                                     ==========  ==========
Net loss applicable to
  common stock (Note 2)                              $   (6,241) $   (1,350)
Average common shares outstanding (Note 2):          ==========  ==========
  Primary                                            12,974,824  12,911,387

  Fully diluted                                      12,974,824  12,911,387

Loss per common share (Note 2):
  Primary                                            $     (.48) $     (.10)
                                                     ==========  ==========
  Fully diluted                                      $     (.48) $     (.10)
                                                     ==========  ==========

                            (See accompanying notes)


                              LSB INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                   Three Months Ended March 31, 1997 and 1996
                             (Dollars in thousands)

                                                  1997         1996
                                               ___________  __________
Cash flows from operations:
  Net loss                                            $ (5,438)   $    (531)
  Adjustments to reconcile net loss
    to cash flows used by operations:
      Depreciation, depletion and amortization:
       Property, plant and equipment                     2,439        2,307
       Other                                               283          307
     Provision for possible losses
       on receivables and other assets                     152          539
     Gain on sale of assets                                (65)        (659)
     Recapture of prior period provisions for
       loss on loans receivable secured by real estate  (1,383)           -
     Cash provided (used) by changes in assets
       and liabilities:
         Trade accounts receivable                      (4,841)      (7,958)
         Inventories                                       678         (616)
         Supplies and prepaid items                       (791)      (1,444)
         Accounts payable                               (4,947)       5,625
         Accrued liabilities                               169          853
                                                   ___________   __________

     Net cash used by operations                       (13,744)      (1,577)

Cash flows from investing activities:
    Capital expenditures                                (2,819)      (2,173)
    Principal payments on notes receivable                 183           44
    Proceeds from sales of equipment and
     real estate properties                                160           15
    Proceeds from sale of investment securities              -        1,444
    Increase in other assets                              (721)         (96)
                                                   ___________   __________

    Net cash used in investing activities               (3,197)        (766)

Cash flows from financing activities:
    Payments on long-term and other debt               (21,172)      (2,290)
    Long-term and other borrowings                      54,451            -
    Net change in revolving debt                       (12,408)       4,787
    Net change in drafts payable                            96         (208)
    Dividends paid on preferred stocks (Note 3)           (803)        (820)
    Purchases of treasury stock (Note 3)                  (327)          (7)
    Net proceeds from issuance of common stock              81            -
                                                   ___________   __________

       Net cash provided by financing activities        19,918        1,462
                                                   ___________   __________
Net increase (decrease) in cash                          2,977         (881)

Cash and cash equivalents at beginning of period         1,620        1,420
                                                   -----------   ----------
Cash and cash equivalents at end of period           $   4,597   $      539


                            (See accompanying notes)

Note 1: At December 31, 1996, the Company had regular-tax net operating loss ( NOL ) carryforwards for tax purposes of approximately $45 million (approximately $10 million alternative minimum tax NOLs). Such amounts of regular-tax NOL expire beginning in 1999. The Company also has investment tax credit carryforwards of approximately $356,000, which begin expiring in 1997.

The Company s provision for income taxes for the three months ended March 31, 1997 of $62,000 is for current state income taxes and federal alternative minimum tax.

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

Net income applicable to common stock is computed by adjusting net income by the amount of preferred stock dividends, including past due undeclared or unpaid dividends, if cumulative.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will he required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. Due to losses incurred during the fiscal quarters ended March 31, 1997 and March 31, 1996, the impact of Statement No. 128 on the calculation of both primary and fully diluted earnings per share for these quarters is not expected to be material.



Note 3: The table below provides detail of activity in the Stockholders' equity accounts for the three months ended March 31, 1997:

                                                                         Retained
                                Common Stock      Non-        Capital    Earnings              Treasury
                               _______________  redeemable   in excess   (Accumu-   Treasury   Stock
                                         Par    Preferred     of par     lated      Stock-     Prefer-
                               Shares    Value     Stock       Value     deficit)   Common     red       Total
                               ______   ______   _________   ________    ______    _______     _______   ______
                                                 (In thousands)
Balance at December 31, 1996   14,888  $ 1,489   $ 48,000    $ 37,843    $(2,706)  $(10,684)   $ (200)   73,742
Net loss                                                                  (5,438)                        (5,438)
Exercise of stock options          26        2                     79                                        81
Dividends declared:
  Series B 12% preferred
    stock ($3.00 per share)                                                  (60)                           (60)
  Series 2 preferred
    stock ($.81 per share)                                                  (743)                          (743)
Purchase of treasury stock                                                             (327)               (327)
                               ______    ______  ________     _______    _______    _______    ______    ______
                           (1)
Balance at March 31, 1997      14,914   $ 1,491  $ 48,000    $ 37,922    $(8,947)  $(11,011)   $ (200)  $67,255
                               ======    ======  ========     =======    =======    =======    ======    ======


     (1)
    Includes 1,982,620 shares of the Company's Common Stock held in treasury. Excluding the 1,982,620 shares held in treasury, the outstanding shares of the Company's Common Stock at March 31, 1997 were 12,931,856.

Note 4: Following is a summary of certain legal actions involving the Company:

A. In 1987, the U.S. Government notified one of the Company's subsidiaries along with numerous other companies, of potential responsibility for clean-up of a waste disposal site in Oklahoma. No legal action has yet been filed. The amount of the Company's cost associated with the clean-up of the site is unknown due to continuing changes in (i) the estimated total cost of clean-up of the site and (ii) the percentage of the total waste which was alleged to have been contributed to the site by the Company, accordingly, no provision for any liability which may result has been made in the accompanying financial statements. The subsidiary's insurance carriers have been notified of this matter; however, the amount of possible coverage, if any, is not yet determinable.

B. The State of Arkansas performed a preliminary assessment of the Chemical Business' primary manufacturing facility (the "Site") and advised the Company that the Site has had certain releases of contaminants. On July 18, 1994, the Company received a report from the State of Arkansas which contained findings of violations of certain environmental laws and requested the Company to conduct further investigations to better determine the compliance status of the Company and releases of contaminants at the Site. On May 2, 1995, the Company signed a Consent Administrative Agreement ("Agreement") with the State of Arkansas. The Agreement provides for the Company to remediate and close a certain landfill, monitor groundwater for certain contaminants and depending on the results of the monitoring program to submit a remediaton plan, upgrade certain equipment to reduce wastewater effluent, and pay a civil penalty of $25,000.

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


     On February 12, 1996, the Company entered into another Consent Administrative Agreement ("Additional Agreement") with the state of Arkansas to resolve certain compliance issues associated with nitric acid concentrations. The Company has installed additional pollution control equipment to reduce opacity and constituent emissions which impact opacity. The Company was assessed $50,000 in civil penalties associated with the Original Agreement. In the summer of 1996 and then on January 28, 1997, the Company executed amendments to the Additional Agreement ("Amended Agreements"). The Amended Agreements acknowledged compliance with the requirements of the prior Agreement and imposed a $150,000 civil penalty. As of March 31, 1997, the Company has paid $144,000 of the above penalties. The Company is planning to undertake one or more supplemental environmental projects in lieu of paying the remaining penalty due. Based on information presently available, the Company does not believe that compliance with these agreements should have a material adverse effect on the Company or the Company's financial condition or results of operation.

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

     The Company's insurance carriers have been notified of these matters. The Company and the Chemical Business maintain an Environmental Impairment Insurance Policy ("EIL Insurance") that provides coverage to the Company and the Chemical Business for certain discharges, dispersals, releases, or escapes of certain contaminants and pollutants into or upon land, the atmosphere or any water course or body of water from the Site, which has caused bodily injury, property damage or contamination to others or to other property not on the Site. The EIL Insurance provides limits of liability for each loss up to $10.0 million and a similar $10.0 million limit for all losses due to bodily injury or property damage, except $5.0 million for all remediation expenses, with the maximum limit of liability for all claims under the EIL Insurance not to exceed $10.0 million for each loss or remediation expense and $10.0 million for all losses and remediation expenses. The EIL Insurance also provides a retention of the first $500,000 per loss or remediation expense that is to be paid by the Company.

D. A civil cause of action has been filed against the Company's Chemical Business and five (5) other unrelated commercial explosives manufacturers alleging that the defendants allegedly violated certain federal and state antitrust laws in connection with alleged price fixing of certain explosive products. The plaintiffs are suing for an unspecified amount of damages, which, pursuant to statute, plaintiffs are requesting be trebled, together with costs. Based on the information presently available to the Company, the Company does not believe that the Chemical Business conspired with any party, including but not limited to, the five (5) other defendants, to fix prices in connection with the sale of commercial explosives. Discovery has only recently commenced in this matter. The Chemical Business intends to vigorously defend itself in this matter.

     The Company's Chemical Business has been added as a defendant in a separate lawsuit pending in Missouri. This lawsuit alleges a national conspiracy, as well as a regional conspiracy, directed against explosive customers in Missouri and seeks unspecified damages. The Company's Chemical Business has been included in this lawsuit because it sold products to customers in Missouri during a time in which other defendants have admitted to participating in an antitrust conspiracy, and because it has been sued in the preceding described lawsuit. Based on the information presently available to the Company, the Company does not believe that the Chemical Business conspired with any party, to fix prices in connection with the sale of commercial explosives. The Chemical Business intends to vigorously defend itself in this matter.

       For several years the explosive industry has been under an investigation by the U.S. Department of Justice. Certain explosive companies plead guilty to antitrust violations.
     In connection with that investigation, the Chemical Business received and has complied with certain document subpoenas, and certain of the Chemical Business' employees have been subpoenaed to testify in connection with such investigation. As of the date of this report, the Chemical Business has not been identified as a target of this investigation.

     The Company including its subsidiaries, is a party to various other claims, legal actions, and complaints arising in the ordinary course of business. In the opinion of management after consultation with counsel, all claims, legal actions (including those described above) and complaints are adequately covered by insurance, or if not so covered, are without merit or are of such kind, or involve such amounts that unfavorable disposition would not have a material effect on the financial position of the Company, but could have a material impact to the net income (loss) of a particular quarter or year, if resolved unfavorably.


Debt Guarantee

The Company has guaranteed approximately $2.6 million of indebtedness of a start-up aviation company, Kestrel Aircraft Company, in exchange for a 25.6% ownership interest, to which no value has been assigned as of March 31, 1997. The Company has advanced the aviation company $241,000 as of March 31, 1997 and is accruing losses of the aviation company based on its ownership percentage. As a result, the Company has recorded losses of $1,403,000 ($187,000 in the first quarter of 1997, and $626,000 and $590,000 in the years ended December 31, 1996 and 1995, respectively) related to the debt guarantee. The debt guarantee relates to a $2 million term note and up to $600,000 of a $2 million revolving credit facility. The $2 million term note requires interest only payments through September 1998; thereafter, it requires monthly principal payments of $11,111 plus interest beginning in October 1998 until it matures on August 8, 1999, at which time all outstanding principal and unpaid interest are due. In the event of default of this note, the Company is required to assume payments on the note with the term extended until August 2004. The $2 million revolving credit facility, on which a subsidiary of the Company has guaranteed up to $600,000 of indebtedness, had a balance of approximately $400,000 as of March 31, 1997.


 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
  RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of
Financial Condition and Results of Operations ("MD&A") should be read in conjunction with a review of the Company's March 31, 1997
Condensed Consolidated Financial Statements.


OVERVIEW

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




     Information about the Company's continuing operations in different industry segments for the three months ended March 31, 1997 and 1996 is detailed below.

                                             Three Months Ended March 31,
                                                 1997          1996
                                              ___________   __________
                                                    (In thousands)
                                                      (Unaudited)
Sales:
  Chemical                                      $  40,599   $   36,520
  Environmental Control                            21,623       18,995
  Automotive Products                               7,992       10,956
  Industrial Products                               3,020        3,024
                                              ___________   __________
                                               $   73,234   $   69,495
                                              ===========   ==========
Gross profit:
  Chemical                                      $   3,384   $    6,800
  Environmental Control                             6,008        4,699
  Automotive Products                               1,109        2,450
  Industrial Products                                 421          858
                                              ___________   __________
                                                $  10,922   $   14,807
                                              ===========   ==========
Operating profit (loss):
  Chemical                                      $    (645)  $    3,545
  Environmental Control                             1,551          721
  Automotive Products                              (1,226)         139
  Industrial Products                                (665)        (497)
                                              ___________   __________
                                                     (985)       3,908
General corporate expenses                         (1,335)      (1,408)
Interest expense                                   (3,056)      (2,969)
                                              ___________   __________
Loss before provision
  for income taxes                              $  (5,376)  $     (469)
                                              ===========   ==========



     Gross profit by industry segment represents net sales less cost of sales. Operating profit by industry segment represents revenues less operating expenses before deducting general corporate expenses, interest expense and income taxes. As indicated in the above table, the operating profit (as defined) declined from $3.9 million in the first quarter of 1996 to an operating loss of $985,000 in the first quarter of 1997, while sales increased approximately $3.7 million or 5.4% in the first quarter of 1997 over the first quarter of 1996. The decline in operating profit, coupled with an increase in interest expense, resulted in a loss before provision for income taxes for 1997 of $5.4 million.


Chemical Business

     The operating profit in the Chemical Business is down from $3.5 million profit in the first quarter of 1996 to an operating loss of $.6 million in the first quarter of 1997. During the first quarter of 1997, the Chemical Business continued to incur significant amounts of downtime at its El Dorado, Arkansas Plant site due to mechanical problems being incurred at the plant. The downtime resulted in increases in manufacturing overhead and lower absorption of such costs. The unabsorbed overhead combined with the continued high cost of the primary raw material, ammonia, led to higher cost of sales as a percent of sales and lower gross profit margins.

     The Chemical Business purchases approximately 250,000 tons per year of anhydrous ammonia. The cost of ammonia consumed by the Chemical Business in 1996 averaged $167 per ton, while in November and December 1996, ammonia prices took an unexpected increase to an average of approximately $200 per ton. During the first quarter of 1997, ammonia prices continued to increase through February (a high of $217 per ton) and then began to decline during March so that the price for March, 1997 approximated the average price incurred during the months of November and December 1996. The continued increase in ammonia prices had a disruptive effect on the first quarter results of the Chemical Business' operations. The decline in prices in March, 1997 did not significantly reduce the Chemical Business' cost of sales in the first quarter of 1997. The price of ammonia averaged $45 more per ton in the first quarter of 1997 than in the first quarter of 1996.

     The Chemical Business has substantially finalized negotiations with Bayer for the Chemical Business to build and operate on a long-term basis a nitric acid plant located on property owned by Bayer in Baytown, Texas. If the transaction is completed, the Chemical Business would provide nitric acid from such plant to Bayer's Baytown, Texas plant. Execution of the agreement between the Chemical Business and Bayer is subject to the Company finalizing the financing to construct the nitric acid plant and the final terms upon which the Chemical Business would lease such nitric acid plant. The Company has an agreement in principle with a lender to provide financing. Such nitric acid plant would be owned by a party that is not an affiliate of the Company and would be leased to the Chemical Business for a period expected to equal ten years under an operating lease. It is expected that the cost to construct the nitric acid plant would be approximately $60.0 million. Under the terms of the proposed agreement, such nitric acid plant is to be constructed and become operational within 18 months from execution of the definitive agreement.


Environmental Control Business

     As indicated in the above table, the Environmental Control Business reported improved sales (an increase of 13.8%) and improved operating profit for the first quarter of 1997, over that of the first quarter of 1996, primarily as a result of improved market conditions for the heat pump product lines.

Automotive and Industrial Products Businesses

     As indicated in the above table, during the first quarter of 1997 these Businesses recorded combined sales of $11.0 million and reported an operating loss (as defined above) of $1.9 million, as compared to combined sales of $14.0 million and an operating loss of $.4 million for the first quarter of 1996, as a result of lower sales and decreased absorption of manufacturing costs due to lower production volume. The net investment in assets of these Businesses decreased from $56.8 million at year end 1996 to $56.3 million at March 31, 1997. As a result of the stringent inventory reduction program put into place in 1995, inventories of these Businesses decreased approximately $.9 million during the three months ended March 31, 1997.

RESULTS OF OPERATIONS

Three months ended March 31, 1997 vs. Three months ended March
31, 1996.

     Revenues

     Total revenues for the three months ended March 31, 1997 and 1996 were $74.9 million and $70.9 million, respectively (an increase of $4.0 million). Sales increased $3.7 million. Other income increased $.2 million.

     Net Sales

     Consolidated net sales included in total revenues for the three months ended March 31, 1997 were $73.2 million, compared to $69.5 million for the first three months of 1996, an increase of $3.7 million. This increase in sales resulted principally from:
(i) increased sales in the Chemical Business of $4.1 million, primarily due to higher sales in the U.S. of agricultural products and increased business volume of the Company's subsidiary located in Australia , Total Energy Systems ("TES"),
(ii) increased sales in the Environmental Control Business of $2.6 million primarily due to firming of market conditions for this Business' Heat Pump product lines,offset by (iii) decreased sales in the Automotive Products Business of $3.0 due primarily to a reduced customer base.


     Gross Profit

     Gross profit was 14.9% for the first three months of 1997, compared to 21.3% for the first three months of 1996. The decrease in the gross profit percentage was due primarily to (i) decreased absorption of costs due to lower production volumes in the Automotive Products Business, and (ii) higher production costs in the Chemical Business due to the effect of higher prices of ammonia and unabsorbed overhead costs caused by excessive downtime related to modifications made to resolve problems associated with mechanical failures at the Chemical Business' primary manufacturing plant.

     Selling, General and Administrative Expense

     Selling, general and administrative ("SG&A") expenses as a percent of net sales were 20.3% in the three month period ended March 31, 1997 compared to 19.7% for the first three months of 1996. This increase is primarily the result of increased professional fees related to environmental matters in the Chemical Business and decreased sales volume in the Automotive Products Business without a corresponding decrease in SG&A.

     Interest Expense

     Interest expense for the Company, excluding capitalized interest, was $3.1 million during the first quarter of 1997, compared to $3.0 million during the first quarter of 1996.
During the first quarter of 1997, $.7 million of interest expense was capitalized in connection with construction of the DSN Plant. The increase of $.8 million before the effect of capitalization primarily resulted from increased borrowings and higher interest rates.

     Loss Before Taxes

     The Company had a loss before income taxes of $5.4 million in the first quarter of 1997 compared a loss before income taxes of $.5 million in the three months ended March 31, 1996. The decreased profitability of $4.9 million was primarily due to the decline in gross profit and the increase in SG&A as previously discussed.

     Provision for Income Taxes

     As a result of the Company's current operating loss and net operating loss carryforward for income tax purposes as discussed elsewhere herein and in Note 1 of Notes to Condensed Consolidated Financial Statements, the Company's provisions for income taxes for the three months ended March 31, 1997 and the three months ended March 31, 1996 are for current state income taxes and federal alternative minimum taxes.
Liquidity and Capital Resources

Cash Flow From Operations

     Net cash used by operations for the quarter ended March 31, 1997 was $13.7 million, after adjustments for noncash depreciation and amortization of $2.7 million and recapture of previous years provisions for possible losses of $1.4 million. This net cash usage includes the following changes in assets and liabilities: (i) accounts receivable increases of $4.8 million,
(ii) inventory decreases of $0.7 million, (iii) increases in supplies and prepaid items of $0.8 million, and (iv) decreases in accounts payable and accrued liabilities of $4.8 million. The increase in accounts receivable is due mainly to seasonal sales increases in the Chemical Business. The decrease in inventories is primarily due to the inventory reduction plan being executed in the Automotive Products Business, partially offset by increased inventories at the Chemical Business' Australian subsidiary due to anticipated sales increases. The increase in supplies and prepaid items is due primarily to increases in prepaid insurance costs. The decrease in accounts payable and accrued liabilities is due primarily to a decrease in capital construction projects.

Cash Flow From Investing And Financing Activities

     Cash used by investing activities included $2.8 million in capital expenditures (primarily in the Chemical Business) and increased other assets of $0.7 million due primarily to advances made to a potential acquisition candidate. Net cash provided by financing activities included (i) term borrowings of $54.5 million, including proceeds from the new $50 million financing discussed under "Sources of Funds", (ii) payments on term debt of $21.2 million, including $19.1 million in unscheduled payoff of debt with proceeds from the new $50 million financing, (iii) decreases in revolving debt of $12.4 million, (iv) dividends of $0.8 million, and (v) treasury stock purchases of $0.3 million.

     During the first quarter of 1997, the Company paid the following aggregate dividends: (1) $3.00 per share on each of the outstanding shares of its Series B 12% Cumulative Convertible Preferred Stock; (2) $.81 per share on each outstanding share of its $3.25 Convertible Exchangeable Class C Preferred Stock, Series 2; and (3) $.03 per share on each outstanding share of its Common Stock. During the second quarter of 1997, the Company has paid a dividend of $10.00 per share on each outstanding share of its Redeemable Preferred Stock and has declared but not paid dividends of $.81 per share on each outstanding share of its $3.25 Convertible Exchangeable Class C Preferred Stock, Series 2, $3.00 per share on each of the outstanding shares of its Series B 12% Cumulative Convertible Preferred Stock and $.03 per share on each share of its outstanding Common Stock.

Source of Funds

     The Company is a diversified holding Company and its liquidity is dependent, in large part, on the operations of its subsidiaries and credit agreements with lenders.

     On February 13, 1997 the Company's wholly-owned subsidiaries, El Dorado Chemical Company, Slurry Explosive Corporation, and Northwest Financial Corporation. (collectively "Borrowers") completed a $50.0 million long-term financing agreement ("Financing") with an institutional lender. Approximately $19.3 million in proceeds from the Financing were used to repay other outstanding term debt and accrued interest, and the remaining $30.7 million in proceeds were used to pay down the Company's revolving credit facilities and thereby create additional borrowing availability for future working capital and other corporate needs. The Financing is secured by a first mortgage lien on the Chemical Business' property, plant, and equipment located in El Dorado, Arkansas and owned by the Borrowers, except rolling stock and excluding the DSN Plant which is security under a separate loan agreement. The $50.0 million Financing consists of $25.0 million of fixed rate notes bearing interest at 10.57% per annum and $25.0 million of floating rate notes bearing interest at LIBOR plus 4.2% (initially 9.76%). Repayment of the notes is due in quarterly installments of $833,332 plus interest commencing on July 1,1997 through April 2004 at which time the balance is due. The Financing requires the Borrowers to maintain certain financial ratios and contains other financial covenants, including the ratio of funded debt to total capitalization, current ratio, and fixed charge coverage ratio, in addition to net worth and working capital requirements. As of the date of this report, the Borrowers are in compliance with all financial covenants required by the loan agreement related to the financing. The Financing also contains certain restrictions on transactions with affiliates. The Financing limits the amount of dividends or distributions by the Borrowers to an amount equal to payments for federal income taxes determined as if the Borrowers filed returns on a separate company basis and dividends up to 50% of the Borrowers' prior year net income. The annual interest on the $50 million in outstanding debt under the Financing at March 31, 1997, at the rate then in effect, would approximate $5.1 million.

     The Company and certain of its subsidiaries are parties to a working capital line of credit evidenced by six separate loan agreements ("Agreements") with an unrelated lender ("Lender") collateralized by receivables, inventory, and proprietary rights of the Company and the subsidiaries that are parties to the Agreements and the stock of certain of the subsidiaries that are borrowers under the Agreements. The Agreements, as amended, provide for revolving credit facilities ("Revolver") for total direct borrowings up to $63.0 million, including the issuance of letters of credit. The Revolver provides for advances at varying percentages of eligible inventory and trade receivables. The Agreements, as amended, provide for interest at the reference rate as defined (which approximates the national prime rate) plus 1.5%, or the Eurodollar rate plus 3.875%. At March 31, 1997 the effective interest rate was 10%. The initial term of the Agreements is through December 12, 1997, and is renewable thereafter for successive thirteen month terms. The Lender has agreed to amend the initial term maturity date to April 1, 1998. At March 31, 1997, additional amounts that the Company could have borrowed under the Agreements, based on eligible collateral, were approximately $18.2 million. Borrowings under the Revolver
outstanding at March 31, 1997, were $43.9 million.    The
Agreements, as amended, require the Company to maintain certain financial ratios and contain other financial covenants, including tangible net worth requirements and capital expenditure limitations. As of the date of this report, the Company is in compliance with all financial covenants, or if not in compliance, has obtained appropriate waivers from the Lender. The annual interest on the outstanding debt under the Revolver at March 31, 1997 at the rates then in effect would approximate $4.5 million.

     In addition to the Agreements discussed above, the Company had the following term loans in place as of March 31, 1997:

(1) The Company s wholly-owned subsidiary, DSN Corporation ("DSN"), is a party to several loan agreements with a financing company (the Financing Company ) for three (3) projects. These loan agreements are for a $16.5 million term loan (the DSN Permanent Loan"), which was used to construct, equip, re-erect, and refurbish the DSN Plant being placed into service by the Chemical Business at its El Dorado, Arkansas facility; a loan for approximately $1.2 million to purchase additional railcars to support the DSN Plant (the Railcar Loan ); and a loan for approximately $1.1 million to finance the construction of a mixed acid plant (the Mixed Acid Plant ) in North Carolina (the Mixed Acid Loan ). At March 31, 1997, DSN had outstanding borrowings of $13.4 million under the DSN Permanent Loan, $.9 million under the Mixed Acid Loan, and $1.0 million under the Railcar Loan. The loans have repayment schedules of eighty-four (84) consecutive monthly installments of principle and interest. The interest rate on each of the loans is fixed and range from 8.24% to 8.86%. Annual interest, for the three notes as a whole, at March 31, 1997 at the agreed to interest rates would approximate $1.3 million. The loans are secured by the various DSN and Mixed Acid Plants property and equipment, and all railcars purchased under the Railcar Loan. The loan agreements require the Company to maintain certain financial ratios, including tangible net worth requirements. As of the date of this report, the Company is in compliance with all financial covenants or if not in compliance, has obtained appropriate waivers from the Financing Company.

(2) As of March 31, 1997, a subsidiary of the Company ("Prime") was a party to an agreement ("Agreement") with Boatmen's Bank, N.A. ("Bank"). The Agreement, as modified, requires interest per annum at a rate equal to three quarters of one percent (.75%) above the prime rate in effect from day to day as published in the Wall Street Journal. The outstanding principal balance of the note is payable in sixty (60) monthly payments of principal and interest commencing on June 30, 1996. Payment of the note is secured by a first and priority lien and security interest in and to Prime's right, title, and interest in the loan receivable relating to the real property and office building located in Oklahoma City, Oklahoma (the "Tower"), the Management Agreement relating to the Tower. In February 1997, the Company exercised its option to purchase the Tower by paying approximately $140,000 for the exercise price under the purchase option and related costs.

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

     Management believes that cash flows from operations, the Company's revolving credit facilities, and other sources, will be adequate to meet its presently anticipated capital expenditure, working capital, debt service, and dividend requirements. The above sentence and certain statements contained in the preceding paragraph are forward-looking statements that involve a number of risks and uncertainties that could cause actual results to differ materially, such as, a material reduction in revenues, continuing to incur losses, inability to collect a material amount of receivables, required capital expenditures in excess of those presently anticipated, or other future events, not presently predictable, which individually or in the aggregate could impair the Company's ability to obtain funds to meet its requirements. The Company currently has no material commitment for capital expenditures, except as discussed under "Overview", "Chemical Business" of this "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the negotiations to build a new nitric acid plant.

Foreign Subsidiary Financing

     The Company has guaranteed a revolving credit working capital facility (the "Facility") between TES and Bank of New Zealand. The Facility allows for borrowings based on specific percentages of qualified eligible assets. The Facility was amended on December 19, 1996 to allow for borrowings up to an aggregate of A$8.5 million Australian. This amendment also required a reduction of A$.5 million to the amount of A$8.0 million on or before February 28, 1997, then a further reduction of A$1.0 million to the amount of A$7.0 million (approximately US $5.6 million) on or before March 31, 1997. Based on the effective exchange rate at March 31, 1997,approximately US $4.6 million was borrowed at March 31, 1997. Such debt is secured by substantially all the assets of TES, plus an unlimited guarantee and indemnity from the Company. The interest rate on this debt is the Bank of New Zealand Corporate Lending Rate plus 0.5% (approximately 10.0% at March 31, 1997). The next annual review is due on September 30, 1997. TES is in technical non-compliance with a certain financial covenant contained in the loan agreement involving the Facility. However, this covenant was not met at the time of closing and the Bank of New Zealand agreed and continues to agree as of the date of this report that the covenant is something to work towards in the future and has continued to allow TES to borrow under the Facility. The outstanding borrowing under the facility at March 31, 1997 has been classified as due within one year in the accompanying Consolidated Financial Statements.

Joint Ventures and Options to Purchase

     Prior to 1997, the Company, through a subsidiary, loaned $2.9 million to a French manufacturer of HVAC equipment whose product line is compatible with that of the Company's Environmental Control Business in the USA. Under the loan agreement, the Company has the option to exchange its rights under the loan for 100% of the borrower's outstanding common stock. The Company obtained a security interest in the stock of the French manufacturer to secure its loan. During the first quarter of 1997 the Company advanced an additional $1 million to the French manufacturer bringing the total of the loan at March 31, 1997 to $3.9 million. As of the date of this report, the decision has not been made to exercise such option and the $3.9 million loan, net of a $1.5 million valuation reserve, is carried on the books as a note receivable in other assets.

     During 1995, the Company executed a stock option agreement to acquire eighty percent (80%) of the stock of a specialty sales organization ("Optioned Company") to enhance the marketing of the Company's air conditioning products. The stock option has a four
(4) year term, and a total option granting price of $1.0 million payable in installments including an option fee of $500,000 paid upon signing of the option agreement and annual $100,000 payments for yearly extensions of the stock option thereafter for up to three (3) years. Upon exercise of the stock option by the Company, or upon the occurrence of certain performance criteria which would give the grantors of the stock option the right to accelerate the date on which the Company must elect whether to exercise, the Company shall pay certain cash and issue promissory notes for the balance of the exercise price of the subject shares. The total exercise price of the subject shares is $4.0 million, less the amounts paid for the granting and any extensions of the stock option.

     In 1995, a subsidiary of the Company invested approximately $2.8 million to purchase a fifty percent (50%) equity interest in an energy conservation joint venture (the "Project"). The Project had been awarded a contract to retrofit residential housing units at a US Army base. The completed contract was for installation of energy-efficient equipment (including air conditioning and heating equipment), which would reduce utility consumption. For the installation and management, the Project will receive an average of seventy-seven percent (77%) of all energy and maintenance savings during the twenty (20) year contract term. The Project spent approximately $17.5 million to retrofit the residential housing units at the US Army base. The Project has received a loan from a lender to finance approximately $14.0 million of the cost of the Project. The Company is not guaranteeing any of the lending obligations of the Project.

Debt Guarantee

     As disclosed in Note 4 of the Notes to Condensed Consolidated Financial Statements a subsidiary of the Company and one of its subsidiaries have guaranteed approximately $2.6 million of indebtedness of a start up aviation company in exchange for an ownership interest. The debt guarantee relates to two note instruments. One note for which the subsidiary had guaranteed up to $600,000 had a balance of approximately $400,000 as of March 31, 1997. The other note in the amount of $2.0 million requires monthly principal payments of $11,111 plus interest beginning in October 1998 through August 8, 1999, at which time all outstanding principal and accrued interest are due. In the event of default of the $2.0 million note, the Company is required to assume payments on the note with the term extended until August 2004. Both notes are current as to principal and interest.

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

Contingencies

     As discussed in Note 4 of Notes to Condensed Consolidated Financial Statements, the Company has several contingencies that could impact its liquidity in the event that the Company is unsuccessful in defending against the claimants. Although management does not anticipate that these claims will result in substantial adverse impacts on its liquidity, it is not possible to determine the outcome. The preceding sentence is a forward looking statement that involves a number of risks and uncertainties that could cause actual results to differ materially, such as, among other factors, the following: the EIL Insurance does not provide coverage to the Company and the Chemical Business for any material claims made by the claimants, the claimants alleged damages are not covered by the EIL Policy which a court may find the Company and/or the Chemical Business liable for, such as punitive damages or penalties, a court finds the Company and/or the Chemical Business liable for damages to such claimants for a material amount in excess of the limits of coverage of the EIL Insurance or a court finds the Chemical Business liable for a material amount of damages in the antitrust lawsuits pending against the Chemical Business in a manner not presently anticipated by the Company.



                  Independent Accountants' Review Report


Board of Directors
LSB Industries, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of LSB Industries, Inc. and subsidiaries as of March 31, 1997, and the related condensed consolidated statements of operations and cash flows for the three month periods ended March
31, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of LSB Industries, Inc. as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated March 7, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


Oklahoma City, Oklahoma
May 20, 1997                 ERNST & YOUNG LLP


                                  PART II
                             OTHER INFORMATION


Item 1.   Legal Proceedings

     There are no additional material legal proceedings pending against the Company and/or its subsidiaries not previously reported by the Company in Item 3 of its Form 10-K for the fiscal period ended December 31, 1996, which Item 3 is incorporated by reference herein.

Item 2.   Changes in Securities

     Not applicable.

Item 3.   Defaults upon Senior Securities

     Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

     Not applicable.

Item 5.   Other Information

     Not applicable.

Item 6.   Exhibits and Reports on Form 8-K

     (A) Exhibits. The Company has included the following exhibits in this report:

          3.0(ii)  The Bylaws of the Company, as amended.

          4.1 Seventh Amendment dated April 11, 1997 to the Loan and Security Agreement dated December 12, 1994, between the Company and BankAmerica Business Credit, Inc. Substantially identical First Amendments dated April 11, 1997 to the Loan and Security Agreements dated December 12, 1994, were entered into by each of L&S Bearing, International Environmental Corporation, Climate Master, Inc., Summit Machine Tool Manufacturing, Corp., and El Dorado Chemical Company and Slurry Explosive Corporation with BankAmerica Business Credit, Inc. and are hereby omitted and such will be provided upon the Commission's request.

          10.1  Letter Amendment dated May 14, 1997 to Loan and
          Security Agreement between DSN Corporation and The CIT
          Group/Equipment Financing, Inc.

          11.1 Statement Re: Computation of Per Share Earnings.

          15.1 Letter Re: Unaudited Interim Financial
          Information.

          27.1 Financial Data Schedule

     (B) Reports of Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended March 31, 1997.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly-authorized, to sign this report on its behalf on this 20th day of May, 1997.


                      LSB INDUSTRIES, INC.



                            By: /s/ Tony M. Shelby
                                --------------------------------
                                Tony M. Shelby,
                                Senior Vice President of Finance
                                (Principal Financial Officer)


                            By: /s/ Jim D. Jones
                                ----------------------------------
                                Jim D. Jones
                                Vice President, Controller and
                                Treasurer(Principal Accounting
                                Officer)