Form 10-Q
period 1997-06-30
LSB INDUSTRIES INC
filed 1997-08-19
CIK 60714

FORM 10-Q

                               UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly period ended    June 30, 1997
                          --------------------------------------
                                    OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   THE SECURITIES EXCHANGE ACT OF 1934

For The transition period from                 to
                              ----------------    ----------------
Commission file number     1-7677
                      --------------------------------------------

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

                                   None
            ----------------------------------------------------
            Former name, former address and former fiscal year, if
                           changed since last report.

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
The number of shares outstanding of the Registrant's voting Common Stock, as of August 12, 1997 is 12,861,081 shares excluding 2,152,395 shares held as treasury stock.


                                  PART I

                           FINANCIAL INFORMATION


Company or group of companies for which report is filed:  LSB
Industries, Inc. and all of its wholly-owned subsidiaries.

The accompanying condensed consolidated balance sheet of LSB Industries, Inc., at June 30, 1997, the condensed consolidated statements of operations for the six month and three month periods ended June 30, 1997 and 1996 and the consolidated statements of cash flows for the six month periods ended June 30, 1997 and 1996 are unaudited and reflect all adjustments, consisting primarily of adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation of the interim periods. The results of operations for the six months and three months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet at December 31, 1996, was derived from audited financial statements as of that date.


                           LSB INDUSTRIES, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                (Information at June 30, 1997 is unaudited)
                          (Dollars in thousands)

                                                     June 30,    December 31,
ASSETS                                                 1997         1996
_______________________________________             ___________   __________

Current assets:

  Cash and cash equivalents                          $     769   $    1,620

  Trade accounts receivable, net of allowance           56,578       50,791

  Inventories:
    Finished goods                                      37,720       36,304
    Work in process                                      6,490       12,084
    Raw materials                                       19,232       19,594
                                                   ___________   __________
      Total inventory                                   63,442       67,982

  Supplies and prepaid items                             7,978        7,217
                                                   ___________   __________
    Total current assets                               128,767      127,610

Property, plant and equipment, net                     119,547      103,143

Investments and other assets:

  Loans receivable, secured by real estate                 743       15,010

  Other assets, net of allowance                        17,163       15,521
                                                   ___________   __________
                                                    $  266,220   $  261,284




                         (Continued on following page)





                              LSB INDUSTRIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Continued)
                  (Information at June 30, 1997 is unaudited)
                             (Dollars in thousands)

                                                     June 30,   December 31,
LIABILITIES    AND STOCKHOLDERS' EQUITY                1997         1996
____________________________________               ___________   __________
Current liabilities:
  Drafts payable                                    $      519   $      536
  Accounts payable                                      35,715       41,796
  Accrued liabilities                                   12,385       12,780
  Current portion of long-term debt (Note 1)            14,904       13,007
                                                   ___________   __________
     Total current liabilities                          63,523       68,119

Long-term debt (Note 1)                                135,135      119,277

Contingencies (Note 5)

Redeemable, noncumulative convertible
  preferred stock, $100 par value; 1,539 shares
  issued and outstanding                                   146          146

Stockholders' equity (Note 4):
  Series B 12% cumulative, convertible
    preferred stock, $100 par value;
    20,000 shares issued and outstanding                 2,000        2,000
  Series 2 $3.25 convertible, exchangeable
    Class C preferred stock, $50 stated
    value; 920,000 shares issued                        46,000       46,000
  Common stock, $.10 par value; 75,000,000
    shares authorized, 15,013,476 shares
    issued (14,888,476 in 1996)                          1,501        1,489
  Capital in excess of par value                        38,227       37,843
  Accumulated deficit                                   (8,687)      (2,706)
                                                   ___________   __________
                                                        79,041       84,626
Less treasury stock, at cost:
  Series 2 Preferred, 5,000 shares                         200          200
  Common stock, 2,079,395 shares
  (1,913,120 in 1996)                                   11,425       10,684
                                                   ___________   __________
    Total stockholders' equity                          67,416       73,742
                                                   ___________   __________
                                                    $  266,220   $  261,284
                                                   ===========   ==========

                            (See accompanying notes)



                             LSB INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                    Six Months Ended June 30, 1997 and 1996
                (Dollars in thousands, except per share amounts)

                                                       1997         1996
                                                    __________   __________
Revenues:
  Net sales                                          $ 162,502   $  159,375
  Other income                                           3,801        2,991
                                                    __________   __________
                                                       166,303      162,366
Costs and expenses:
  Cost of sales                                        132,199      127,335
  Selling, general and administrative                   31,554       27,087
  Interest                                               6,396        5,964
                                                    __________   __________
                                                       170,149      160,386
                                                    __________   __________
Income (loss) before provision for
  income taxes                                          (3,846)       1,980
Provision for income taxes                                  125         139
                                                    -----------  ----------
Net income (loss)                                    $   (3,971) $    1,841
                                                    ===========  ==========
Net income (loss) applicable to
  common stock (Note 3)                              $   (5,594) $      218
                                                    ===========  ==========
Average common shares outstanding (Note 3):
  Primary                                            13,066,250  13,129,970

  Fully diluted                                      13,068,250  13,465,303

Earnings (loss) per common share (Note 3):
  Primary                                            $     (.43) $      .02
                                                     ==========  ==========
  Fully diluted                                      $     (.43) $      .02
                                                     ==========  ==========

                            (See accompanying notes)



                             LSB INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                   Three Months Ended June 30, 1997 and 1996
                (Dollars in thousands, except per share amounts)

                                                       1997          1996
                                                    __________   __________
Revenues:
  Net sales                                          $  89,268   $   89,880
  Other income                                           2,171        1,580
                                                    __________   __________
                                                        91,439       91,460
Costs and expenses:
  Cost of sales                                         69,887       72,647
  Selling, general and administrative                   16,682       13,369
  Interest                                               3,340        2,995
                                                    __________   __________
                                                        89,909       89,011
                                                    __________   __________
Income before provision for
  income taxes                                           1,530        2,449
Provision for income taxes                                  63           77
                                                    ----------   ----------
Net income                                          $    1,467   $    2,372
                                                    ==========   ==========
Net income applicable to
  common stock (Note 3)                             $      648   $    1,568
                                                    ==========   ==========
Average common shares outstanding (Note 3):
  Primary                                           13,157,676   13,348,553

  Fully diluted                                     13,161,676   14,019,219

Earnings per common share (Note 3):
  Primary                                           $      .05   $      .12
                                                    ==========   ==========
  Fully diluted                                     $      .05   $      .12
                                                    ==========   ==========

                            (See accompanying notes)



                              LSB INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                    Six Months Ended June 30, 1997 and 1996
                             (Dollars in thousands)

                                                      1997         1996
                                                   ___________  __________
Cash flows from operations:
  Net income (loss)                                  $  (3,971)  $    1,841
  Adjustments to reconcile net income (loss)
    to cash flows provided (used) by operations:
      Depreciation, depletion and amortization:
       Property, plant and equipment                     5,141        4,522
       Other                                               567          617
     Provision for possible losses
       on receivables and other assets                   1,066          677
     Loss (gain) on sale of assets                           9         (767)
     Recapture of prior period provisions for loss
        on loans receivable secured by real estate      (1,383)           -
      Cash provided (used) by changes in assets
       and liabilities:
         Trade accounts receivable                     ( 5,834)     (17,959)
         Inventories                                     4,540        1,169
         Supplies and prepaid items                     (  716)      (1,880)
         Accounts payable                               (6,081)      23,372
         Accrued liabilities                              (853)         598
                                                   ___________    _________
     Net cash provided (used) by operations             (7,515)      12,190

Cash flows from investing activities:
    Capital expenditures                                (5,701)      (7,381)
    Principal payments on notes receivable                 203           75
    Proceeds from sales of equipment and
     real estate properties                                360          236
    Proceeds from sale of investment securities              -        1,444
    Increase in other assets                            (2,994)        (985)
                                                    ----------    ---------
    Net cash used in investing activities               (8,132)      (6,611)

Cash flows from financing activities:
    Payments on long-term and other debt               (23,041)      (3,365)
    Long-term and other borrowings                      53,864        5,647
    Net change in revolving debt                       (13,655)      (3,465)
    Net change in drafts payable                           (17)       (424)
    Dividends paid (Note 4):
      Preferred stocks                                  (1,621)      (1,623)
      Common Stock                                        (389)        (389)
    Purchases of treasury stock (Note 4)                  (535)         (12)
    Net proceeds from issuance of common stock             190            -
                                                     _________   __________

    Net cash provided (used) by financing activities    14,796       (3,631)
                                                     _________   __________
Net increase (decrease) in cash                           (851)       1,948

Cash and cash equivalents at beginning of period         1,620        1,420
                                                     ---------   ----------
Cash and cash equivalents at end of period           $     769   $    3,368
                                                     =========   ==========

                            (See accompanying notes)

Note 1: The Company's working capital line of credit has a scheduled termination date of April 1, 1998, and as of June 30, 1997, the Company was not in compliance with its financial covenants relating to Tangible Net Worth and Debt-to-Worth. The Company's working capital lender has waived such defaults as of June 30, 1997. As of the date of this report, the lender has verbally committed to an extension of the termination date so that the termination date will be scheduled to occur more than twelve months from June 30, 1997, and resetting the Company's Tangible Net Worth and Debt-to-Worth financial covenants so that such are consistent with the Company's current projections for the next twelve months. Accordingly, the Company has classified the $43.4 million due under the working capital line of credit at June 30, 1997 as long-term debt due after one year in the accompanying condensed consolidated financial statements. As of the date of this report, there are no assurances that the lender will extend the scheduled termination date and reset the Tangible Net Worth and Debt-to-Worth financial covenants and, if such financial covenants are reset, that the Company will be able to comply with such reset covenants.

Note 2: At June 30, 1997, the Company had net operating loss ("NOL") carryforwards for tax purposes of approximately $45 million (approximately $10 million alternative minimum tax NOLs). Such amounts of regular tax NOL expire beginning in 1999. The Company also has investment tax credit carryforwards of approximately $356,000 which begin expiring in 1997.

The Company s provision for income taxes for the six months ended
June 30, 1997 of $125,000 is for current state income taxes and federal alternative minimum tax.

Note 3: Primary earnings per common share are based upon the weighted average number of common shares and dilutive common equivalent shares outstanding during each period, after giving appropriate effect to preferred stock dividends.

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

In February 1997, the Financial Accounting Standards Board issued statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. Based on the Company's review of its earnings per share calculation, the impact of Statement No. 128 on both primary and fully diluted earnings per share for the periods presented herein are not expected to be material.

Note 4: The table below provides detail of activity in the Stockholders' equity accounts for the six months ended June 30, 1997:

                              Common Stock    Non-     Capital                   Treasury
                             _______________  redeemable   in excess         Treasury     Stock
                                        Par    Preferred     of par  Accumulated Stock-    Prefer-
                             Shares    Value     Stock       Value    Deficit    Common     red     Total
                             ______   ______   _________   ________   ________  ________  _______  _______
                                                 (In thousands)
Balance at December 31, 1996 14,888  $ 1,489   $ 48,000    $ 37,843   $(2,706)  $(10,684)  $ (200)  $73,742
Net loss                                                               (3,971)                       (3,971)
Exercise of stock options:
  Cash received                  61        6                    184                                     190
  Stock tendered and added
    to treasury at market value  64        6                    200                 (206)
Dividends declared:
  Common Stock ($.03 per share)                                          (389)                         (389)
  Series B 12% preferred
    stock ($6.00 per share)                                              (120)                         (120)
  Redeemable preferred
    stock ($10.00 per share)                                              (16)                          (16)
  Series 2 preferred
    stock ($1.62 per share)                                            (1,485)                       (1,485)
Purchase of treasury stock                                                          (535)              (535)
                             ______  _______   ________    ________   _______   ________   ______   _______
                                (1)
Balance at June 30, 1997     15,013  $ 1,501   $ 48,000    $ 38,227   $(8,687)  $(11,425)  $ (200)  $67,416
                             ======  =======   ========    ========   =======   ========   ======   =======


     (1)
     Includes 2,079,395 shares of the Company's Common Stock held in treasury. Excluding the 2,079,395 shares held in treasury, the outstanding shares of the Company's Common Stock at June 30, 1997 were 12,934,081.

Note 5: Following is a summary of certain legal actions involving the Company:

A. In 1987, the U.S. Government notified one of the Company's subsidiaries along with numerous other companies, of potential responsibility for clean-up of a waste disposal site in Oklahoma. No legal action has yet been filed. The amount of the Company's cost associated with the clean-up of the site is unknown. Accordingly, no provision for any liability which may result has been made in the accompanying financial statements.

B. The Company submitted to the State of Arkansas a "Groundwater Monitoring Work Plan" which was approved by the State of Arkansas. Pursuant to the Groundwater Monitoring Work Plan, the Company has performed phase I and II groundwater investigations, and submitted a risk assessment report to the State of Arkansas. The risk assessment report is currently being reviewed by the State of Arkansas.

     On February 12, 1996, the Company entered into a Consent Administrative Agreement ("Administrative Agreement") with the state of Arkansas to resolve certain compliance issues associated with nitric acid concentrators. Pursuant to the Administrative Agreement, the Company installed additional pollution control equipment to address the compliance issues. The Company was assessed $50,000 in civil penalties associated with the Administrative Agreement. In the summer of 1996 and then on January 28, 1997, the Company executed amendments to the Administrative Agreement ("Amended Agreements"). The Amended Agreements imposed a $150,000 civil penalty, which penalty has been paid.

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

     The Company's insurance carriers have been notified of these matters. The Company and the Chemical Business maintain an Environmental Impairment Insurance Policy ("EIL Insurance") that provides coverage to the Company and the Chemical Business for certain discharges, dispersals, releases, or escapes of certain contaminants and pollutants into or upon land, the atmosphere or any water course or body of water from the Site, which has caused bodily injury, property damage or contamination to others or to other property not on the Site. The EIL Insurance provides limits of liability for each loss up to $10.0 million and a similar $10.0 million limit for all losses due to bodily injury or property damage, except $5.0 million for all remediation expenses, with the maximum limit of liability for all claims under the EIL Insurance not to exceed $10.0 million for each loss or remediation expense and $10.0 million for all losses and remediation expenses. The EIL Insurance also provides a retention of the first $500,000 per loss or remediation expense that is to be paid by the Company. The Company's Chemical Business has spent an amount in excess of $500,000 in legal, expert and other costs in connection with the toxic tort and citizen lawsuits described in this paragraph C, which the Company expensed and has made a claim against its EIL Insurance for reimbursement of the legal, expert and other costs paid by the Chemical Business in excess of $500,000 and to pay such legal, expert and other costs on an on-going basis. The Company and the EIL Insurance Carrier are presently negotiating this claim. There are no assurances that the Company and its EIL Insurance Carrier will be able to satisfactorily resolve this matter.

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

Debt Guarantee

The Company has guaranteed approximately $2.6 million of indebtedness of a start-up aviation company, Kestrel Aircraft Company, in exchange for a 25.6% ownership interest, to which no value has been assigned as of June 30, 1997. The Company has advanced the aviation company $341,000 as of June 30, 1997 and is accruing losses of the aviation company based on its ownership percentage. As a result, the Company has recorded losses of $1,591,000 ($375,000 in the first six months of 1997, and $626,000 and $590,000 in the years ended December 31, 1996 and 1995, respectively) related to the debt guarantee. The debt guarantee relates to a $2 million term note and up to $600,000 of a $2 million revolving credit facility. The $2 million term note requires interest only payments through September 1998; thereafter, it requires monthly principal payments of $11,111 plus interest beginning in October 1998 until it matures on August 8, 1999, at which time all outstanding principal and unpaid interest are due. In the event of a default of this note, the Company would be required to assume payments on the note with the term extended until August 2004. The $2 million revolving credit facility, on which a subsidiary of the Company has guaranteed up to $600,000 of indebtedness, had a balance of approximately $1.1 million as of June 30, 1997.

Nitric Acid Project

In June 1997, El Dorado Chemical Company ("El Dorado"), a wholly-owned subsidiary of the Company, El Dorado Nitrogen Company ("EDNC"), a wholly-owned subsidiary of El Dorado, and Bayer Corporation ("Bayer"), a corporation that is a non-affiliate of the Company, entered into a series of agreements (collectively, the "Agreement") whereby EDNC will act as agent to build and will operate a nitric acid plant at Bayer's Baytown, Texas chemical facility ("Nitric Acid Plant"). Under the terms of the Agreement, Bayer has agreed to purchase from EDNC their required amount of nitric acid used or to be used by Bayer at its Baytown, Texas facility for ten years from the date on which the Nitric Acid Plant becomes fully operational. The Agreement provides for up to six renewal terms of five years each, however, prior to each renewal period, either party to the Agreement may opt against renewal. El Dorado has guaranteed the performance of EDNC's obligations under the Agreement.

EDNC is to lease the Nitric Acid Plant pursuant to an operating lease with an initial lease term of ten years from the date on which the Nitric Acid Plant becomes fully operational. EDNC has an option to purchase the Nitric Acid Plant at the end of the initial 10 year term. It is anticipated that construction of the Nitric Acid Plant will cost approximately $60 million and will be completed by the end of 1998. If operations at the Nitric Acid Plant are not commenced by February 1, 1999, Bayer has an option to terminate the Agreement. Construction financing of the Nitric Acid Plant is to be provided by an unaffiliated lender. Neither the Company, nor El Dorado, has guaranteed any of the lending obligations for the Nitric Acid Plant. The transaction with Bayer is subject to EDNC as construction agent finalizing a long-form contract with an unrelated third party to construct the Nitric Acid Plant, which contract is presently being negotiated.


 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
  RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of
Financial Condition and Results of Operations should be read in conjunction with a review of the Company's June 30, 1997
Condensed Consolidated Financial Statements.

OVERVIEW

     The Company is pursuing a strategy of focusing on its more profitable businesses and concentrating on businesses and product lines in niche markets where the Company has established or can establish a position as a market leader. In addition, the Company is seeking to improve its liquidity and profits through liquidation of inventory that is on its balance sheet and on which it is not realizing an acceptable return nor does it have the potential to do so.

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


     Information about the Company's continuing operations in different industry segments for the six months and three months ended June 30, 1997 and 1996 is detailed below.


                                     Six Months         Three Months
                                  1997       1996      1997      1996
                                  ----       ----      ----      ----
                                            (In thousands)
                                              (Unaudited)
Sales:
  Chemical                      $ 90,196  $ 90,118  $ 49,597  $ 53,598
  Environmental Control           47,822    41,512    26,199    22,517
  Automotive Products             17,037    20,738     9,045     9,782
  Industrial Products              7,447     7,007     4,427     3,983
                                 _______   _______   _______   _______
                                $162,502  $159,375  $ 89,268  $ 89,880
                                 =======   =======   =======   =======
Gross profit:
  Chemical                      $ 12,783  $ 16,116  $  9,399  $  9,316
  Environmental Control           13,683    10,255     7,675     5,556
  Automotive Products              2,226     4,005     1,117     1,555
  Industrial Products              1,611     1,664     1,190       806
                                 _______   _______   _______   _______
                                $ 30,303  $ 32,040  $ 19,381  $ 17,233
                                 =======   =======   =======   =======
Operating profit (loss):
  Chemical                      $  4,734  $  9,825  $  5,379  $  6,280
  Environmental Control            4,391     2,301     2,840     1,580
  Automotive Products             (2,889)     (690)   (1,663)     (829)
  Industrial Products               (710)   (1,045)      (45)     (548)
                                 _______   _______   _______   _______
                                   5,526    10,391     6,511     6,483
General corporate expenses        (2,976)   (2,447)   (1,641)   (1,039)
Interest expense                  (6,396)   (5,964)   (3,340)   (2,995)
                                 _______   _______   _______   _______
Income (loss) before provision
for income taxes                $ (3,846) $  1,980  $  1,530  $  2,449
                                 =======   =======   =======   =======

Gross profit by industry segment represents net sales less cost of sales. Operating profit by industry segment represents revenues less operating expenses before deducting general corporate expenses, interest expense and income taxes. As indicated in the above table the operating profit for the first six months (as defined) declined from $10.4 million in 1996 to $5.5 million in 1997, while sales increased approximately 2.0%. The decline in operating profit, coupled with increases in general corporate expenses, primarily legal fees, and interest expense, resulted in a loss before income taxes for the first six months of 1997 of approximately $3.8 million.

Chemical Business

     The operating profit in the Chemical Business is down from $9.8 million in the first six months of 1996 to $4.7 million in the first six months of 1997. During the first quarter of 1997, the Chemical Business continued to incur significant amounts of downtime at its El Dorado, Arkansas Plant site due to mechanical problems being incurred at the plant. The downtime resulted in increases in manufacturing overhead and lower absorption of such costs. The unabsorbed overhead (partially offset by an insurance settlement) combined with the continued high cost of the primary raw material, ammonia, led to higher cost of sales as a percent of sales and lower gross profit margins. During the first six months of 1997, the Company believes that it substantially completed repairs to resolve the mechanical problems resulting in substantial downtime experienced during 1996 and the first six months of 1997 at the El Dorado, Arkansas facility.

     The Chemical Business purchases approximately 250,000 tons per year of ammonia. The cost of ammonia consumed by the Chemical Business in 1996 averaged $167 per ton, while in November and December 1996, ammonia prices took an unexpected increase to an average of approximately $200 per ton. During the first quarter of 1997, ammonia prices continued to increase through February (a high of $217 per ton) and then began to decline during the second quarter so that the price for June, 1997 approximated $167 per ton. The continued volatility in ammonia prices had a disruptive effect on the first six months results of the Chemical Business' operations. The price of ammonia averaged $32 more per ton in the first six months of 1997 than in the first six months of 1996. During the first half of 1997, the Chemical Business entered into agreements with unrelated suppliers of ammonia to purchase its ammonia requirements. Under these agreements the Company believes that the prices the Chemical Business' will be required to pay for ammonia will be favorable. However, there are no assurances that the pricing pursuant to the above agreements will result in reduced costs to the Chemical Business since such pricing is subject to variations due to numerous factors.

     As discussed in Note 5 of Notes to Condensed Consolidated Financial Statements, the Chemical Business has finalized an agreement with Bayer Corporation ("Bayer") for the Chemical Business to act as construction agent to build and will operate a nitric acid plant located on property owned by Bayer in Baytown, Texas. When the transaction is completed, the Chemical Business will provide nitric acid from such plant to Bayer's Baytown, Texas plant. Such nitric acid plant will be leased to the Chemical Business for a period expected to equal ten years under an operating lease. The Chemical Business has an option to purchase such nitric acid plant at the end of the initial 10 year term. It is expected that the cost to construct the nitric acid plant will be approximately $60 million and that it will be completed by the end of 1998. The construction financing is to be provided by an unrelated lender. See Note 5 of Notes to Condensed Consolidated Financial Statements.

Environmental Control Business

     As indicated in the above table, the Environmental Control Business reported improved sales (an increase of 15.2%) and improved operating profit for the first six months of 1997, over that of the first six months of 1996, primarily as a result of improved market conditions for the heat pump product lines.

Automotive and Industrial Products Businesses

     As indicated in the above table, during the first six months of 1997 these Businesses recorded combined sales of $24.5 million and reported an operating loss (as defined above) of $3.6 million, as compared to combined sales of $27.7 million and an operating loss of $1.7 million for the first six months of 1996, as a result of lower sales and decreased absorption of manufacturing costs due to lower production volume. As a result of the inventory reduction program put into place in 1995, inventories of these Businesses decreased approximately $1.0 million during the six months ended June 30, 1997.


RESULTS OF OPERATIONS

Six months ended June 30, 1997 vs. Six months ended June 30,
1996.

     Revenues

     Total revenues for the six months ended June 30, 1997 and 1996 were $166.3 million and $162.4 million, respectively (an increase of $ 3.9 million). Sales increased $3.1 million. Other income increased $.8 million. In February 1997, the Company exercised its option to acquire an office building in Oklahoma City, Oklahoma (the "Tower"), by foreclosing against the balance owed the Company under a note receivable. As part of this transaction, the Company recaptured $1.4 million of prior period provisions for potential losses on loans receivable secured by the Tower. This amount is included in other income in 1997.

     Net Sales

     Consolidated net sales included in total revenues for the six months ended June 30, 1997 were $162.5 million, compared to $159.4 million for the first six months of 1996, an increase of $3.1 million. This increase in sales resulted principally from:
(i) increased sales in the Environmental Control Business of $6.3 million, primarily due to increased heat pump sales; and, (ii) increased sales of machine tools in the Industrial Products Business of $.4 million, offset by (iii) decreased sales in the Automotive Products Business of $3.7 million primarily due to less units being shipped and product mix.

     Gross Profit

     Gross profit was 18.6% for the first six months of 1997, compared to 20.1% for the first six months of 1996. The decrease in the gross profit percentage was due primarily to (i) higher production costs in the Chemical Business due to the effect of higher prices of ammonia and unabsorbed overhead costs caused by excessive downtime related to modifications made to resolve problems associated with mechanical failures at the Chemical Business' primary manufacturing plant, offset by a reduction in cost of sales of $1.3 million through recapture of manufacturing variances of the Chemical Business in the form of a business interruption insurance settlement, and (ii) decreased absorption of costs due to lower production volumes in the Automotive Products Business.

     Selling, General and Administrative Expense

     Selling, general and administrative ("SG&A") expenses as a percent of net sales were 19.4% and 17.0% in the six month periods ended June 30, 1997 and 1996, respectively.
Approximately $840,000 of this increase is due to the operations of the Tower in 1997 as discussed elsewhere in this report. The remaining increase is primarily the result of increased bad debt provisions, increased professional fees related to environmental matters in the Chemical Business and decreased sales volume in the Automotive Products Business without a corresponding decrease in SG&A.

     Interest Expense

     Interest expense for the Company, before deducting capitalized interest, was approximately $7.5 million during the six months ended June 30, 1997 compared to approximately $6.0 million during the six months ended June 30, 1996. During the first six months of 1997, $1.1 million of interest expense was capitalized in connection with construction of the DSN Plant. The 1997 increase of $1.5 million before the effect of capitalization primarily resulted from increased borrowings.

     Income Before Taxes

     The Company had a loss before income taxes of $3.8 million in the first six months of 1997 compared to income before income taxes of $2.0 million in the six months ended June 30, 1996. The decreased profitability of $5.8 million was primarily due to the decline in gross profit, increase in SG&A and increase in interest expense as previously discussed.

     Provision For Income Taxes

     As a result of the Company's net operating loss carryforward for income tax purposes as discussed elsewhere herein and in Note 2 of Notes to Condensed Consolidated Financial Statements, the Company's provisions for income taxes for the six months ended June 30, 1997 and the six months ended June 30, 1996 are for current state income taxes and federal alternative minimum taxes.

Three months ended June 30, 1997 vs. Three months ended June 30,
1996.

     Revenues

     Total revenues for the three months ended June 30, 1997 and 1996 were approximately the same. Sales decreased $.6 million.
Other income increased $.6 million.

     Net Sales

     Consolidated net sales included in total revenues for the three months ended June 30, 1997 were $89.3 million, compared to $89.9 million for the second quarter of 1996, a decrease of $.6 million. This decrease in sales resulted principally from: (i) increased sales in the Environmental Control Business of $3.7 million, primarily due to firming of market conditions for this Business' Heat Pump Product lines, and (ii) increased machine tool sales in the Industrial Products Business of $.4 million, offset by (iii) decreased sales in the Chemical Business of $4.0 million primarily due to a delayed start of the agricultural season in April due to wet weather conditions, and (iv) decreased sales in the Automotive Products Business of $.7 million.

     Gross Profit

     Gross profit was 21.7% for the second quarter of 1997, compared to 19.2% for the second quarter of 1996. The improvement in the gross profit percentage was due primarily to
(i) higher prices and increased absorption of costs due to higher production volumes in the Environmental Control Business, and
(ii) the settlement of a $1.3 million business interruption insurance claim in the second quarter of 1997 which reduced cost of sales in the Chemical Business.

     Selling, General and Administrative Expense

     Selling, general and administrative ("SG&A") expenses as a percent of net sales were 18.7% and 14.9% in the three month periods ended June 30, 1997 and 1996, respectively. Approximately $840,000 of this increase is due to the operations of the Tower in 1997 as discussed elsewhere in this report. The remaining increase is primarily the result of increased professional fees related to litigation matters as discussed in
Note 5 of Notes to Condensed Consolidated Financial Statements and increased bad debt provisions compounded by lower sales in the Chemical and Automotive Products Businesses.

     Interest Expense

     Interest expense for the Company, before deducting capitalized interest, was approximately $3.8 million during the three months ended June 30, 1997 compared to approximately $3.0 million during the three months ended June 30, 1996. During the second quarter of 1997, $.4 million of interest expense was capitalized in connection with construction of the DSN plant.
The 1997 increase of $.8 million before the effect of capitalization primarily resulted from higher average balances of borrowed funds.

     Income Before Taxes

     The Company had income before income taxes of $1.5 million in the second quarter of 1997 compared to income before income taxes of $2.4 million in the three months ended June 30, 1996. The decreased profitability of $.9 million was primarily due to the increases in SG&A and interest expense, partially offset by an insurance settlement as previously discussed.

     Provision For Income Taxes

     As a result of the Company's net operating loss carryforward for income tax purposes as discussed elsewhere herein and in Note 2 of Notes to Condensed Consolidated Financial Statements, the Company's provisions for income taxes for the three months ended June 30, 1997 and the three months ended June 30, 1996 are for current state income taxes and federal alternative minimum taxes ("AMT").

Liquidity and Capital Resources

Cash Flow From Operations

     Net cash used by operations for the six months ended June 30, 1997 was $7.5 million, including adjustments for noncash depreciation and amortization of $5.7 million, provisions for possible losses on accounts receivable and other assets of $1.1 million, and recapture of previous years provisions for possible losses of $1.4 million. This net cash usage includes the following changes in assets and liabilities: (i) accounts receivable increases of $5.8 million, (ii) inventory decreases of $4.5 million, (iii) increases in supplies and prepaid items of $.7 million, and (iv) decreases in accounts payable and accrued liabilities of $6.9 million. The increase in accounts receivable is due mainly to seasonal sales increases in the Chemical Business. The decrease in inventories is primarily due to spring planting season sales of fertilizer inventory that is typically built up by the Chemical Business in the fourth quarter of each year, in addition to an inventory reduction in the Automotive Products Business. The increase in supplies and prepaid items is due primarily to increases in prepaid insurance costs and manufacturing supplies. The decrease in accounts payable and accrued liabilities is due primarily to use of proceeds from the $50 million long-term financing discussed elsewhere in this report.

Cash Flow From Investing And Financing Activities

     Cash used by investing activities included $5.7 million in capital expenditures (primarily in the Chemical Business) and increased other assets of $3.0 million due primarily to (i) a $1.0 million advance to a French manufacturer of HVAC equipment as discussed further under "Joint Ventures and Options to Purchase", and (ii) $1.4 million of deposits made in connection with an interest rate hedge contract related to the 10 year permanent financing of the nitric acid plant to be completed in late 1998 pursuant to the agreement with Bayer. See Note 5 of Notes to Condensed Consolidated Financial Statements. Net cash provided by financing activities included (i) term borrowings of $53.9 million, including proceeds from the new $50 million financing discussed under "Sources of Funds", (ii) payments on term debt of $23.0 million, including $19.1 million in prepayments of debt with proceeds from the new $50 million financing, (iii) decreases in revolving debt of $13.7 million,
(iv) dividends of $2.0 million, and (v) treasury stock purchases of $.5 million.

     During the first six months of 1997, the Company paid the following aggregate dividends: (1) $6.00 per share on each of the 20,000 outstanding shares of its Series B 12% Cumulative Convertible Preferred Stock; (2) $1.625 per share on each outstanding share of its $3.25 Convertible Exchangeable Class C Preferred Stock, Series 2; (3) $.03 per share on each outstanding share of its Common Stock; and (4) $10.00 per share on each of the 1,539 outstanding shares of its Redeemable Preferred Stock.

Source of Funds

     The Company is a diversified holding Company and its liquidity is dependent, in large part, on the operations of its subsidiaries and credit agreements with lenders.

     On February 13, 1997 the Company's wholly-owned subsidiaries, El Dorado Chemical Company, Slurry Explosive Corporation, and Northwest Financial Corporation. (collectively "Borrowers") completed a $50 million long-term financing agreement ("Financing") with an institutional lender. Approximately $19.1 million in proceeds from the Financing was used to repay other outstanding term debt; $.2 million was used to pay accrued interest; and, the remaining $30.7 million in proceeds were used to pay down the Company's revolving credit facilities and thereby create additional borrowing availability for future working capital and other corporate needs. The Financing is secured by a first mortgage lien on the Chemical Business' property, plant, and equipment located in El Dorado, Arkansas and owned by the Borrowers, except rolling stock and excluding the DSN Plant which is security under a separate loan agreement. The $50.0 million Financing consists of $25.0 million of fixed rate notes bearing interest at 10.57% per annum and $25.0 million of floating rate notes bearing interest at LIBOR plus 4.2% (initially 9.76%). Repayment of the notes is due in quarterly installments of $833,332 plus interest commencing on July 1, 1997 through April 2004 at which time the balance is due. The Financing requires the Borrowers to maintain certain financial ratios and contains other financial covenants, including the ratio of funded debt to total capitalization, current ratio, and fixed charge coverage ratio, in addition to net worth and working capital requirements. As of the date of this report, the Borrowers are in compliance with all financial covenants required by the loan agreement related to the Financing. The Financing also contains certain restrictions on transactions with affiliates. The Financing limits the amount of dividends or distributions by the Borrowers to an amount equal to payments for federal income taxes determined as if the Borrowers filed returns on a separate company basis and dividends up to 50% of the Borrowers' prior year net income. The annual interest on the $50 million in outstanding debt under the Financing at June 30, 1997, at the rate then in effect, would approximate $5.1 million.

     The Company and certain of its subsidiaries are parties to a working capital line of credit evidenced by six separate loan agreements ("Agreements") with an unrelated lender ("Lender") collateralized by receivables, inventory, and proprietary rights of the Company and the subsidiaries that are parties to the Agreements and the stock of certain of the subsidiaries that are borrowers under the Agreements. The Agreements, as amended, provide for revolving credit facilities ("Revolver") for total direct borrowings up to $63.0 million, including the issuance of letters of credit. The Revolver provides for advances at varying percentages of eligible inventory and trade receivables. The Agreements, as amended, provide for interest at the reference rate as defined (which approximates the national prime rate) plus 1.5%, or the Eurodollar rate plus 3.875%. At June 30, 1997 the effective interest rate was 10%. The annual interest on the outstanding debt under the Revolver at June 30, 1997 at the rates then in effect would approximate $4.3 million. At June 30, 1997, additional amounts that the Company could have borrowed under the Agreements, based on eligible collateral, were approximately $14.2 million. Borrowings under the Revolver outstanding at June 30, 1997, were $43.4 million. The Revolver has a scheduled termination date of April 1, 1998, and as of June 30, 1997, the Company was not in compliance with its financial covenants relating to Tangible Net Worth and Debt-to-Worth. The Company's working capital lender has waived such defaults as of June 30, 1997. As of the date of this report, the lender has verbally committed to an extension of the termination date so that the termination date will be scheduled to occur more than twelve months from June 30, 1997, and resetting the Company's Tangible Net Worth and Debt-to-Worth financial covenants so that such are consistent with the Company's current projections for the next twelve months. Accordingly, the Company has classified the $43.4 million due under the Revolver at June 30, 1997 as long-term debt due after one year in the accompanying condensed consolidated financial statements. As of the date of this report, there are no such assurances that the lender will extend the scheduled termination date and reset the Tangible Net Worth and Debt-to-Worth financial covenants and, if such financial covenants are reset, that the Company will be able to comply with such reset covenants. This paragraph contains certain forward-looking statements, including but not limited to, the reference to projections over the next twelve months and that the lender will extend the termination date and reset certain financial covenants and the result thereof could differ materially from such statements if, among other reasons, the Company is unable to meet such projections due to material reduction in revenues or adverse changes to the Company's businesses or the lender decides for whatever reason not to reset the scheduled termination date or the financial covenants.

     In addition to the Agreements discussed above, the Company had the following term loans in place as of June 30, 1997:

(1) The Company s wholly-owned subsidiary, DSN Corporation ("DSN"), is a party to several loan agreements with a financing company (the Financing Company ) for three (3) projects. These loan agreements are for a $16.5 million term loan (the DSN Permanent Loan"), which was used to construct, equip, re-erect, and refurbish the DSN Plant being placed into service by the Chemical Business at its El Dorado, Arkansas facility; a loan for approximately $1.2 million to purchase additional railcars to support the DSN Plant (the Railcar Loan ); and a loan for approximately $1.1 million to finance the construction of a mixed acid plant (the Mixed Acid Plant ) in North Carolina (the Mixed Acid Loan ). At June 30, 1997, DSN had outstanding borrowings of $12.9 million under the DSN Permanent Loan, $.9 million under the Mixed Acid Loan, and $1.0 million under the Railcar Loan. The loans have repayment schedules of eighty-four (84) consecutive monthly installments of principal and interest. The interest rate on each of the loans is fixed and range from 8.24% to 8.86%. Annual interest, for the three notes as a whole, at June 30, 1997 at the agreed to interest rates would approximate $1.3 million. The loans are secured by the various DSN and Mixed Acid Plants property and equipment, and all railcars purchased under the Railcar Loan. The loan agreements require the Company to maintain certain financial ratios, including tangible net worth requirements. As of the date of this report, the Company is in compliance with all financial covenants or if not in compliance, has obtained appropriate waivers from the Financing Company.

(2) As of June 30, 1997, a subsidiary of the Company ("Prime") was a party to an agreement ("Agreement") with a national bank ("Bank"). The Agreement, as modified, requires interest per annum at a rate equal to three quarters of one percent (.75%) above the prime rate in effect from day to day as published in the Wall Street Journal. The outstanding principal balance of the note is payable in sixty (60) monthly payments of principal and interest. Payment of the note is secured by a first and priority lien and security interest in and to Prime's right, title, and interest in the loan receivable relating to the real property and office building located in Oklahoma City, Oklahoma (the "Tower"), and the Management Agreement relating to the Tower. In February 1997, the Company exercised its option to purchase the Tower by paying approximately $140,000 for the exercise price under the purchase option and related costs and accordingly $14.0 million of carrying value was transferred to property, plant and equipment.

     Future cash requirements include working capital requirements for anticipated sales increases in all Businesses, and funding for future capital expenditures, primarily in the Chemical Business and the Environmental Control Business.
Funding for the higher accounts receivable resulting from anticipated sales increases will be provided by cash flow generated by the Company and the revolving credit facilities discussed elsewhere in this report. Inventory requirements for the higher anticipated sales activity should be met by scheduled reductions in the inventories of the Industrial Products Business and in the inventories of the Automotive Products Business. In the remaining six months of 1997, the Company has planned capital expenditures of approximately $4.1 million, primarily in the Chemical and Environmental Control Businesses.

     SBL Corporation ("SBL"), a corporation wholly owned by the spouse and children of Jack E. Golsen, Chairman of the Board and President of the Company, including, but not limited to, Barry H. Golsen, son of Jack E. Golsen and Vice Chairman of the Board of the Company, has proposed to the Company that it is willing to infuse into the Company $3 million of new equity. Under such proposal, SBL proposes that the Company issue to SBL for such $3 million three million (3,000,000) shares of a newly created series of preferred stock, with (i) each share of preferred stock having one (1) vote and voting with the Common Stock of the Company as a single class and bearing a dividend rate of 10% per annum, with such dividends being cumulative, (ii) such preferred stock is to be convertible into Common Stock of the Company held by the Company as treasury shares at a conversion rate to be negotiated , and (iii) the preferred stock containing such other terms, rights and preferences as are standard in such series of preferred stock.

     At the meeting of the Board of Directors on August 14, 1997, the Board of Directors established a special committee of the Board ("Committee") consisting of four (4) outside and independent directors. The Committee was given full power and authority to evaluate the proposal for the Company, negotiate the terms and provisions of such transaction, if any, retain legal, financial and other advisors to assist the Committee in performance of its duties, and, if such preferred is to be issued, to fix and establish the terms thereof and authorize the issuance of such preferred on terms approved by the Committee. The Committee was established by the Board at its meeting held on August 14, 1997, and has not yet begun to consider or evaluate the proposal. There are no assurances that this transaction will be completed, or, if completed, that the terms of such transaction will be as set forth in the proposal by SBL.

     Management believes that cash flows from operations, the Company's revolving credit facilities, and other sources, including the possible infusion of $3 million of new equity proposed to be provided by SBL discussed above, will be adequate to meet its presently anticipated capital expenditure, working capital, debt service, and dividend requirements. The above sentence and certain statements contained in the preceding paragraph are forward-looking statements that involve a number of risks and uncertainties that could cause actual results to differ materially, such as, a material reduction in revenues, continuing to incur losses, inability to collect a material amount of receivables, required capital expenditures in excess of those presently anticipated, or the Company is unable to finance such capital expenditures on terms acceptable to the Company, the Company and SBL do not complete the transaction discussed above for any reason, or other future events, not presently predictable, which individually or in the aggregate could impair the Company's ability to obtain funds to meet its requirements. Although the Company has planned capital expenditures, there are no material irrevocable commitments to such at the date of this report. The commitment to build the nitric acid plant discussed in Note 5 to Notes to Condensed Financial Statements is to be financed by an unaffiliated lender.

Foreign Subsidiary Financing

     The Company has guaranteed a revolving credit working capital facility (the "Facility") between TES and Bank of New Zealand (the "Lender"). The Facility allows for borrowings based on specific percentages of qualified eligible assets. Based on the effective exchange rate at June 30, 1997, approximately US$4.9 million (A$7 million approximately) was borrowed at June 30, 1997. Such debt is secured by substantially all the assets of TES, plus an unlimited guarantee and indemnity from the Company. The interest rate on this debt is the Bank of New Zealand Corporate Lending Rate plus 0.5% (approximately 9.5% at June 30, 1997). TES is in technical non-compliance with a certain financial covenant contained in the loan agreement involving the Facility. However, this covenant was not met at the time of closing and the Lender agreed and continues to agree as of the date of this report that the covenant is something to work towards in the future and has continued to allow TES to borrow under the Facility. The outstanding borrowing under the Facility at June 30, 1997 has been classified as due within one year in the accompanying Consolidated Financial Statements.

     The Lender has verbally agreed to amend the Facility to allow for borrowings up to an aggregate of A$11 million Australian. This A$11 million will be broken down into three parts: a A$6 million revolving working capital facility; a A$4.5 million long-term debt facility; and, a A$.5 million leasing facility.

Joint Ventures and Options to Purchase

     Prior to 1997, the Company, through a subsidiary, loaned $2.9 million to a French manufacturer of HVAC equipment whose product line is compatible with that of the Company's Environmental Control Business in the USA. Under the loan agreement, the Company has the option to exchange its rights under the loan for 100% of the borrower's outstanding common stock. The Company obtained a security interest in the stock of the French manufacturer to secure its loan. During the first six months of 1997 the Company advanced an additional $1 million to the French manufacturer bringing the total of the loan at June 30, 1997 to $3.8 million. As of the date of this report, the decision has not been made to exercise such option and the $3.8 million loan, net of a $1.5 million valuation reserve, is carried on the books as a note receivable in other assets.

     During 1995, the Company executed a stock option agreement to acquire eighty percent (80%) of the stock of a specialty sales organization ("Optioned Company") to enhance the marketing of the Company's air conditioning products. The stock option has a four
(4) year term, and a total option granting price of $1.0 million and annual $100,000 payments for yearly extensions of the stock option thereafter for up to three (3) years. Through June 30, 1997 the Company has made option payments aggregating $1.2 million and has loaned the Optioned Company approximately $983,000. The Company has recorded reserves of $605,000 against the loans and investments. Upon exercise of the stock option by the Company, or upon the occurrence of certain performance criteria which would give the grantors of the stock option the right to accelerate the date on which the Company must elect whether to exercise, the Company shall pay certain cash and issue promissory notes for the balance of the exercise price of the subject shares. The total exercise price of the subject shares is $4.0 million, less the amounts paid for the granting and any extensions of the stock option. As of the date of this report, no decision to exercise this option has been reached by the Company.

     In 1995, a subsidiary of the Company invested approximately $2.8 million to purchase a fifty percent (50%) equity interest in an energy conservation joint venture (the "Project"). The Project had been awarded a contract to retrofit residential housing units at a US Army base which it completed during 1996. The completed contract was for installation of energy-efficient equipment (including air conditioning and heating equipment), which would reduce utility consumption. For the installation and management, the Project will receive an average of seventy-seven percent (77%) of all energy and maintenance savings during the twenty (20) year contract term. The Project spent approximately $17.5 million to retrofit the residential housing units at the US Army base. The Project received a loan from a lender to finance approximately $14.0 million of the cost of the Project. The Company is not guaranteeing any of the lending obligations of the Project.

Debt Guarantee

     As disclosed in Note 5 of the Notes to Condensed Consolidated Financial Statements a subsidiary of the Company and one of its subsidiaries have guaranteed approximately $2.6 million of indebtedness of a start up aviation company in exchange for an ownership interest. The debt guarantee relates to two note instruments. One note for which the subsidiary had guaranteed up to $600,000 had a balance of approximately $1,051,000 as of June 30, 1997. The other note in the amount of $2.0 million requires monthly principal payments of $11,111 plus interest beginning in October 1998 through August 8, 1999, at which time all outstanding principal and accrued interest are due. In the event of default of the $2.0 million note, the Company is required to assume payments on the note with the term extended until August 2004. Both notes are current as to principal and interest.

     During 1996 and 1997, the aviation company received cash infusions of $6.0 million from an unrelated third party investor for a 41.6% ownership interest in the aviation company. During 1997, the investor exercised an option to purchase additional stock of the aviation company in exchange for $4.0 million in scheduled payments. At the date of this report, $1.0 million of payments under this option have been received.

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

Contingencies

     As discussed in Note 5 of Notes to Condensed Consolidated Financial Statements, the Company has several contingencies that could impact its liquidity in the event that the Company is unsuccessful in defending against the claimants. Although management does not anticipate that these claims will result in substantial adverse impacts on its liquidity, it is not possible to determine the outcome. The preceding sentence is a forward looking statement that involves a number of risks and uncertainties that could cause actual results to differ materially, such as, among other factors, the following: the EIL Insurance does not provide coverage to the Company and the Chemical Business for any material claims made by the claimants, the claimants alleged damages are not covered by the EIL Policy which a court may find the Company and/or the Chemical Business liable for, such as punitive damages or penalties, a court finds the Company and/or the Chemical Business liable for damages to such claimants for a material amount in excess of the limits of coverage of the EIL Insurance or a court finds the Chemical Business liable for a material amount of damages in the antitrust lawsuits pending against the Chemical Business in a manner not presently anticipated by the Company.


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

Item 4.   Submission of Matters to a Vote of Security Holders

     At the Company's 1997 Annual Meeting of Shareholders held on June 27, 1997, the following nominees to the Board of Directors were elected as directors of the Company:
                                                      Number of
                                         Shares         Number of
                                      "Against" and   Abstentions
                         Number of       to "Withhold    and Broker
     Name               Shares "For"       Authority"      Non-Votes
--------------------   ------------      ------------   -----------
Gerald J. Gagner         10,397,346         1,402,698         -
Barry H. Golsen          10,683,094         1,116,950         -
David R. Goss            10,690,093         1,109,951         -
Donald J. Munson         10,686,246         1,113,798         -
Jerome D. Shaffer, M.D.  10,542,127         1,257,917         -


     Messrs Golsen, Goss and Shaffer had been serving on the Board of Directors at the time of the Annual Meeting and were reelected for a term of three (3) years. Mr. Gagner was not serving as a director of the Company at the time of the Annual Meeting and was elected for a term of one (1) year. Mr. Munson was not serving as a director of the Company at the time of the Annual Meeting and was elected for a term of two (2) years. The following are the directors whose terms of office continued after such Annual Meeting: Raymond B. Ackerman, Robert C. Brown, M.D., Jack E. Golsen, Bernard G. Ille, Horace G. Rhodes, Jerome D. Shaffer, M.D. and Tony M. Shelby.


     At the annual Meeting, Ernst & Young, LLP, Certified Public Accountants, was appointed as independent auditors of the Company for 1997, as follows:
                                         Number of
                                          Shares
                                         "Against"    Number of
                                         and to       Abstentions
                       Number of         "Withhold    and Broker
                     Shares "For"        Authority"   Non-Votes
                     -----------         ---------    ---------
                      11,156,349           624,316      19,379

     At the Annual Meeting, a shareholder proposal to amend the Corporation's by-laws to prohibit the election to the Board of Directors of any person above the age of seventy (70) was defeated, as follows:

                                         Number of
                                         Shares
                                         "Against"    Number of
                                         and to       Abstentions
                       Number of         "Withhold    and Broker
                     Shares "For"        Authority"   Non-Votes
                     -----------         ---------    ---------
                      1,990,579          6,795,013    3,014,452


     At the Annual Meeting, a shareholder proposal recommending that the Board of Directors consider amending the Company's
Certificate of Incorporation to adopt cumulative voting was defeated, as follows:


                                         Number of
                                         Shares
                                         "Against"    Number of
                                         and to       Abstentions
                       Number of         "Withhold    and Broker
                     Shares "For"        Authority"   Non-Votes
                     -----------         ---------    ----------
                      2,988,725          5,785,237    3,026,082

     At the Annual Meeting, a shareholder proposal recommending that the Board of Directors consider amending the Company's
Certificate of Incorporation to eliminate the staggered terms of the Board of Directors was defeated, as follows:


                                         Number of
                                         Shares
                                         "Against"    Number of
                                         and to       Abstentions
                       Number of         "Withhold    and Broker
                     Shares "For"        Authority"   Non-Votes
                     -----------         ---------    ---------
                      2,936,094          5,835,291    3,028,659


Item 5.   Other Information

     Not applicable.

Item 6.   Exhibits and Reports on Form 8-K

     (A) Exhibits. The Company has included the following exhibits in this report:

          4.1. Seventh Amendment to Loan and Security Agreement between the Company and BankAmerica Business Credit, Inc. Substantially identical Seventh Amendments were entered into by each of L&S Bearing, International Environmental Corporation, Climate Master, Inc., Summit Machine Tool Manufacturing Corp., an El Dorado Chemical Company and are omitted herefrom, and such will be provided to the Commission upon request.

          4.2. Eighth Amendment to Loan and Security Agreement between the Company and BankAmerica Business Credit, Inc. Substantially identical Seventh Amendments were entered into by each of L&S Bearing, International Environmental Corporation, Climate Master, Inc., Summit Machine Tool Manufacturing Corp., an El Dorado Chemical Company and are omitted herefrom, and such will be provided to the Commission upon request.

          10.1 Anhydrous Ammonia Sales Agreement dated May 28, 1997, to be effective January 1, 1997, between Koch Nitrogen Company and El Dorado Chemical Company. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT. THE OMITTED INFORMATION HAS BEEN FILED SEPARATELY WITH THE SECRETARY OF THE SECURITIES AND EXCHANGE COMMISSION FOR PURPOSES OF SUCH REQUEST.

          10.2 Baytown Nitric Acid Project and Supply Agreement dated June 27, 1997 by and among El Dorado Nitrogen Company, El Dorado Chemical Company and Bayer Corporation. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT. THE OMITTED INFORMATION HAS BEEN FILED SEPARATELY WITH THE SECRETARY OF THE SECURITIES AND EXCHANGE COMMISSION FOR PURPOSES OF SUCH REQUEST.

          10.3 Services Agreement dated June 27, 1997, between Bayer Corporation and El Dorado Nitrogen Company. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT. THE OMITTED INFORMATION HAS BEEN FILED SEPARATELY WITH THE SECRETARY OF THE SECURITIES AND EXCHANGE COMMISSION FOR PURPOSES OF SUCH REQUEST. Additionally, the Exhibits and Schedules to the Services Agreement have not been filed herewith, but will be filed supplementally upon request of the Commission, with the exception that SCHEDULE 6, WASTE, IS THE SUBJECT OF A REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT.
          SCHEDULE 6 HAS NOT BEEN FILED AS A SCHEDULE TO THIS 10-Q AS SUCH ENTIRE DOCUMENT IS THE SUBJECT OF A REQUEST FOR CONFIDENTIAL TREATMENT, BUT SUCH DOCUMENT HAS BEEN FILED SEPARATELY WITH THE SECRETARY OF THE SECURITIES AND EXCHANGE COMMISSION FOR PURPOSES OF SUCH REQUEST.

          10.4 Ground Lease dated June 27, 1997, between Bayer
          Corporation and El Dorado Nitrogen Company.

          10.5 Participation Agreement, dated as of June 27, 1997, among El Dorado Nitrogen Company, Boatmen's Trust Company of Texas as Owner Trustee, Security Pacific Leasing Corporation, as Owner Participant and a Construction Lender, Wilmington Trust Company, Bayerische Landesbank, New York Branch, as a Construction Lender and the Note Purchaser, and Bank of America National Trust and Savings Association, as Construction Loan Agent. The Exhibits and Schedules to the Participation Agreement have not been filed herewith, but will be filed supplementally upon request of the Commission, with the exception that Exhibit E, the Lease, and Exhibit F-1, the Ground Lease have been filed as separate exhibits to this Form 10-Q and EXHIBIT D-1, THE BAYER SUPPORT AGREEMENT, EXHIBIT D-2, THE BAYER AGREEMENT, EXHIBIT S-1, THE BAYTOWN NITRIC ACID PROJECT AND SUPPLY AGREEMENT, EXHIBIT S-2, THE SERVICES AGREEMENT, AND SCHEDULE 6, FIXED PRICE PURCHASE OPTION AMOUNT ARE THE SUBJECTS OF A REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT. EXHIBITS D-1 AND D-2 AND SCHEDULE 6 HAVE NOT BEEN FILED AS EXHIBITS OR SCHEDULES TO THIS 10-Q AS SUCH ENTIRE DOCUMENTS ARE THE SUBJECT OF A REQUEST FOR CONFIDENTIAL TREATMENT, BUT SUCH DOCUMENTS HAVE BEEN FILED SEPARATELY WITH THE SECRETARY OF THE SECURITIES AND EXCHANGE COMMISSION FOR PURPOSES OF SUCH REQUEST. EXHIBITS S-1 AND S-2 HAVE BEEN FILED WITH INFORMATION OMITTED WHICH HAS BEEN FILED SEPARATELY WITH THE SECRETARY OF THE SECURITIES AND EXCHANGE COMMISSION FOR PURPOSES OF SUCH REQUEST.

          10.6 Lease Agreement dated as of June 27, 1997, between
          Boatmen's Trust Company of Texas as Owner Trustee and
          El Dorado Nitrogen Company.

          10.7 Security Agreement and Collateral Assignment of
          Construction Documents, dated as of June 27,1997, made by El Dorado Nitrogen Company.

          10.8 Security Agreement and Collateral Assignment of
          Facility Documents, dated as of June 27, 1997, made by El Dorado Nitrogen Company and consented to by Bayer
          Corporation.

          11.1 Statement Re:  Computation of Per Share Earnings.

          27.1 Financial Data Schedule.

     (B) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the Quarter ended June 30, 1997.




                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly-authorized, to sign this report on its behalf on this 19th day of August, 1997.


               LSB INDUSTRIES, INC.



                            By: /s/ Tony M. Shelby

                                Tony M. Shelby,
                                Senior Vice President of Finance
                                (Principal Financial Officer)


                            By: /s/ Jim D. Jones

                                Jim D. Jones,
                                Vice President, Controller and
                                Treasurer(Principal Accounting
                                Officer)