Form 10-Q
period 1997-09-30
LSB INDUSTRIES INC
filed 1997-11-19
CIK 60714

FORM 10-Q

                               UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For Quarterly period ended September 30, 1997
                                ------------------
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to _______________

     Commission file number 1-7677

                           LSB INDUSTRIES, INC.
           ----------------------------------------------------
           Exact name of Registrant as specified in its charter

     DELAWARE                           73-1015226
     --------                           ----------
     State or other jurisdiction of     I.R.S. Employer Identification

     incorporation or organization      No.

           16 South Pennsylvania, Oklahoma City, Oklahoma 73107
           ----------------------------------------------------
            Address of principal executive offices (Zip Code)

                              (405) 235-4546
            --------------------------------------------------
            Registrant s telephone number, including area code

                                   None
                                   ----
     Former name, former address and former fiscal year, if changed since last report.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes   X          No _____

     The number of shares outstanding of the Registrant s voting Common Stock, as of November 11, 1997 is 12,791,086 shares excluding 2,222,390 shares held as treasury stock.


                                  PART I

                           FINANCIAL INFORMATION

Company or group of companies for which report is filed: LSB Industries, Inc. and all of its wholly-owned subsidiaries.

The accompanying condensed consolidated balance sheet of LSB Industries, Inc., at September 30, 1997, the condensed consolidated statements of operations for the nine month and three month periods ended September 30, 1997 and 1996 and the consolidated statements of cash flows for the nine month periods ended September 30, 1997 and 1996 have been subjected to a review, in accordance with standards established by the American Institute of Certified Public Accountants, by Ernst & Young LLP, independent auditors, whose report with respect thereto appears elsewhere in the Form 10-Q. The financial statements mentioned above are unaudited and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the interim periods. The results of operations for the nine months and three months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet at December 31, 1996, was derived from audited financial statements as of that date.


                           LSB INDUSTRIES, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
             (Information at September 30, 1997 is unaudited)
                          (Dollars in thousands)


                                        September 30,  December 31,
                                             1997          1996
                                        -------------  ------------

ASSETS
Current assets:

  Cash and cash equivalents              $   2,482     $     1,620

  Trade accounts receivable,
    net of allowance                        55,915          50,791

 Inventories:
  Finished goods                            33,048          36,304
  Work in process                            8,582          12,084
  Raw materials                             23,812          19,594
                                         ---------       ---------

     Total inventories                      65,442          67,982

Supplies and prepaid items                   7,933           7,217
                                          --------        --------

     Total current assets                  131,772         127,610

Property, plant and equipment, net         118,319         103,143

Investments and other assets:

  Loans receivable, secured by real estate     684          15,010
  Other assets, net of allowance            17,372          15,521
                                          --------         -------
                                            18,056          30,531
                                          --------         -------
                                        $  268,147      $  261,284
                                          ========         =======

                       (Continued on following page)

                           LSB INDUSTRIES, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                (Continued)
             (Information at September 30, 1997 is unaudited)
                          (Dollars in thousands)

                                         September 30,  December 31,
                                              1997          1996
____________________________________     ------------   -----------

LIABILITIES AND STOCKHOLDERS  EQUITY

Current liabilities:
  Drafts payable                           $    409      $    536
  Accounts payable                           35,180        41,796
  Accrued liabilities                        12,952        12,780
  Current portion of long-term debt          16,321        13,007
                                            -------       -------

     Total current liabilities               64,862        68,119

Long-term debt                              141,881       119,277

Contingencies (Note 4)

Redeemable, noncumulative convertible
  preferred stock, $100 par value;
  1,539 shares issued and outstanding           146           146

Stockholders  equity (Note 3):
  Series B 12% cumulative, convertible
     preferred stock, $100 par value;
     20,000 shares issued and outstanding     2,000         2,000
  Series 2 $3.25 convertible, exchangeable
     Class C preferred stock, $50 stated
     value; 920,000 shares issued            46,000        46,000
  Common stock, $.10 par value; 75,000,000
     shares authorized, 15,013,476 shares
     issued (14,868,476 in 1996)              1,501         1,489
  Capital in excess of par value             38,228        37,843
  Accumulated deficit                       (14,269)       (2,706)
                                           --------       -------
                                             73,460        84,626
Less treasury stock, at cost:
  Series 2 Preferred, 5,000 shares              200           200
  Common stock, 2,222,390 shares
     (1,907,120 in 1996)                     12,002        10,684
                                         ----------     ---------

     Total stockholders  equity              61,258        73,742
                                         ----------     ---------
                                         $  268,147     $ 261,284
                                         ==========     =========
                         (See accompanying notes)

                           LSB INDUSTRIES, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)
               Nine Months Ended September 30, 1997 and 1996
             (Dollars in thousands, except per share amounts)

                                               1997        1996
                                             -------     --------
Revenues:
  Net sales                              $   239,037    $ 235,298
  Other income                                 5,192        3,909
                                             -------      -------
                                             244,229      239,207

Costs and expenses:
  Cost of sales                              194,195      189,729
  Selling, general and administrative         48,215       41,587
  Interest                                    10,382        9,081
                                             -------     --------
                                             252,792      240,397

Loss before provision for income taxes        (8,562)      (1,190)
Provision for income taxes                       188          187
                                             -------      -------
Net loss                                 $    (8,750)   $  (1,377)
                                             =======      =======

Net loss applicable to common
  stock (Note 3)                         $   (11,176)   $  (3,803)
                                             =======      =======

Average common shares outstanding
  (Note 3):
  Primary                                 12,988,040   13,056,160

  Fully diluted                           12,989,373   13,279,716

Loss per common share (Note 3):
  Primary                                 $     (.86)    $   (.29)
                                           =========      =======
  Fully diluted                           $     (.86)    $   (.29)
                                           =========      =======

                         (See accompanying notes)


                           LSB INDUSTRIES, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)
              Three Months Ended September 30, 1997 and 1996
             (Dollars in thousands, except per share amounts)

                                              1997         1996
                                            ------        ------
 Revenues:
  Net sales                             $   76,536     $  75,923
  Other income                               1,391           918
                                          --------       -------

                                            77,927        76,841
Costs and expenses:
  Cost of sales                             61,995        62,394
  Selling, general and administrative       16,662        14,500
  Interest                                   3,986         3,117
                                          --------       -------
                                            82,643        80,011
                                          --------       -------

Loss before provision for income taxes      (4,716)       (3,170)
Provision for income taxes                      63            48
                                          --------       -------
  Net loss                              $   (4,779)    $  (3,218)
                                          ========       =======
Net loss applicable to common
  stock (Note 3)                        $   (5,582)    $  (4,021)
                                          ========       =======
Average common shares outstanding
  (Note 3):
  Primary                               12,831,620    12,908,541

  Fully diluted                         12,831,620    12,908,541

Loss per common share (Note 3):
  Primary                               $     (.44)     $   (.31)
                                         =========      ========

  Fully diluted                         $     (.44)     $   (.31)
                                         =========      ========

                         (See accompanying notes)


                           LSB INDUSTRIES, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
               Nine Months Ended September 30, 1997 and 1996
                          (Dollars in thousands)

                                                       1997         1996
                                                    __________    _________

Cash flows from operations:
  Net loss                                           $(8,750)     $ (1,377)
  Adjustments to reconcile net loss
    to cash flows provided (used)
    by operations:
  Depreciation, depletion and amortization:
     Property, plant and equipment                     7,809         6,908
     Other                                               888           930
  Provision for possible losses on receivables and
     other assets                                      1,394         1,377
  Loss (gain) on sale of assets                          282          (846)
  Recapture of prior period provisions for loss on
     loans receivable secured by real estate          (1,383)            -
  Cash provided (used) by changes in assets and
     liabilities:
        Trade accounts receivable                     (6,254)      (13,519)
        Inventories                                    2,540         2,820
        Supplies and prepaid items                      (672)       (1,446)
        Accounts payable                              (6,616)       12,559
        Accrued liabilities                             (166)          955

  Net cash provided (used) by operations             (10,928)        8,361
Cash flows from investing activities:
  Capital expenditures                                (7,141)      (14,411)
  Principal payments on notes receivable                 263           410
  Proceeds from sales of equipment and real
     estate properties                                    87           445
  Proceeds from sale of investment securities              -         1,444
  Increase in other assets                            (3,101)       (1,842)

  Net cash used in investing activities               (9,892)      (13,954)
Cash flows from financing activities:
  Payments on long-term and other debt               (26,290)      (11,818)
  Long-term and other borrowings                      54,451        19,647
  Net change in revolving debt                        (2,618)        2,901
  Net change in drafts payable                          (127)          328
  Dividends paid (Note 3):
     Preferred stocks                                 (2,424)       (2,426)
     Common stock                                       (389)         (389)
  Purchases of treasury stock (Note 3)                (1,112)         (148)
  Net proceeds from issuance of common stock             191           149
                                                   _________      ________

  Net cash provided by financing activities           21,682         8,244
                                                   _________      ________
Net increase in cash                                     862         2,651
Cash and cash equivalents at beginning of period       1,620         1,420
                                                   _________     _________
Cash and cash equivalents at end of period         $   2,482    $    4,071
                                                   =========     =========


                         (See accompanying notes)


                           LSB INDUSTRIES, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)
               Nine Months Ended September 30, 1997 and 1996

Note 1: At December 31, 1996, the Company had net operating loss ( NOL ) carry forwards for tax purposes of approximately $40 million (approximately $7 million alternative minimum tax NOLs). Such amounts of regular tax NOLs expire beginning in 1999. The Company also has investment tax credit carry forwards of approximately $356,000 which begin expiring in 1997.

The Company s provision for income taxes for the nine months ended September 30, 1997 of $188,000 is for current state income taxes and federal alternative minimum tax.

Note 2: Primary earnings per common share are based upon the weighted average number of common shares and dilutive common equivalent shares outstanding, if any, during each period, after giving appropriate effect to preferred stock dividends.

Fully diluted earnings per share are based on the weighted average number of common shares and dilutive common equivalent shares outstanding, if any, and the assumed conversion of dilutive convertible securities outstanding, if any, after appropriate adjustment for interest and related income tax effects on convertible notes payable.

Net income (loss) applicable to common stock is computed by adjusting net income (loss) by the amount of preferred stock dividends, including undeclared or unpaid dividends, if cumulative.

In February 1997, the Financial Accounting Standards Board issued statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating earnings per share, the Company s review of its earnings per share calculation indicates that the impact of Statement No. 128 on both primary and fully diluted earnings per share for the periods presented herein is not material.



                                        LSB INDUSTRIES, INC.
                        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                            (Unaudited)
                           Nine Months Ended September 30, 1997, and 1996

Note 3: The table below provides detail of activity in the Stockholders equity accounts for the nine months ended September 30, 1997:

                                  Common    Stock  Non-          Capital      Accumulated    Treasury   Treasury
                                            Par    redeemable   in excess     Deficit        Stock-     Stock-
                                  Shares    Value  Preferred    of par Value                 Common     Preferred   Total
                                  ------    -----  ----------   ------------  -----------    --------   ---------   -----
                                                   (In thousands)


Balance at December 31, 1996      14,888   $1,489    $48,000        $37,843    $(2,706)      $(10,684)    $(200)    $73,742
Net loss                                                                        (8,750)                              (8,750)
Exercise of stock options:
  Cash received                       61        6                       185                                             191
  Stock tendered and added
    to treasury at market value       64        6                       200                      (206)
Dividends declared:
  Common Stock ($.03 per share)                                                   (389)                                (389)
  Series B 12% preferred
    stock ($9.00 per share)                                                       (180)                                (180)
  Redeemable preferred
    stock ($10.00 per share)                                                       (16)                                 (16)
  Series 2 preferred
    stock ($2.44 per share)                                                     (2,228)                              (2,228)
Purchase of treasury stock                                                                     (1,112)               (1,112)

                                  ------   -------     --------   --------    --------       --------      ------  --------
                               (1)
Balance at September 30, 1997     15,013   $ 1,501     $ 48,000   $ 38,228    $(14,269)      $(12,002)     $ (200) $ 61,258
                                  ======   =======     ========   ========    =========      ========      ======  ========

(1)
  Includes 2,222,390 shares of the Company s Common Stock held in treasury. Excluding the 2,222,390 shares held in treasury, the outstanding shares of the Company s Common Stock at September 30, 1997 were 12,791,086.

Note 4:   Commitments and Contingencies

Following is a summary of certain administrative and legal actions involving the Company:

A. Administrative\Proceedings

   In 1987, the U.S. Government notified one of the Company's subsidiaries along with numerous other companies, of potential responsibility for clean-up of a waste disposal site in Oklahoma. No legal action has yet been filed. The amount of the Company's cost associated with the clean-up of the site, if any, is unknown. No provision for any liability which may result has been made in the accompanying financial statements.

   The Company submitted to the State of Arkansas a Groundwater Monitoring Work Plan for its El Dorado, Arkansas plant (the El Dorado Facility ), which was approved by the State of Arkansas. Pursuant to the Groundwater Monitoring Work Plan, the Company has performed phase I and II groundwater investigations, and submitted a risk assessment report to the State of Arkansas. The risk assessment report is currently being reviewed by the State of Arkansas.

   On February 12, 1996, the Company entered into a Consent Administrative Agreement ( Administrative Agreement ) with the State of Arkansas to resolve certain compliance issues associated with nitric acid concentrators at the El Dorado Facility. Pursuant to the Administrative Agreement the Company installed additional pollution control equipment to address the compliance issues. The Company was assessed and paid $50,000 in civil penalties associated with the Administrative Agreement. In the summer of 1996 and then on January 28, 1997, the Company executed amendments to the Administrative Agreement ( Amended Agreements ). The Amended Agreements imposed a $150,000 civil penalty as well as a payment of $50,000 to fund certain environmental projects, which penalty and additional sum have been paid. Since the 1997 amendment, the Company s Chemical Business has been assessed stipulated penalties of approximately $55,000 by the Arkansas Department of Pollution Control and Ecology ("ADPC&E") for violations of certain provisions of the 1997 Amendment. The Chemical Business believes that the El Dorado Plant has made progress in controlling certain off-site emissions; however, such off-site emissions have occurred and continue to occur from time to time, which could result in the assessment of additional penalties against the Chemical Business by the ADPC&E for violation of the 1997 amendment.

B. Legal Proceedings

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

   The Company's insurance carriers have been notified of these matters.
   The Company and the Chemical Business maintain an Environmental
   Impairment Insurance Policy ("EIL Insurance") that provides coverage to the Company and the Chemical Business for certain discharges, dispersals, releases, or escapes of certain contaminants and pollutants into or upon land, the atmosphere or any water course or body of water from the Site, which has caused bodily injury, property damage or contamination to others or to other property not on the Site. The EIL Insurance provide limits of liability for each loss up to $10.0 million and a similar $10.0 million limit for all losses due to bodily injury or property damage, except $5.0 million for all remediation expenses, with the maximum limit of liability for all claims under the EIL Insurance not to exceed $10.0 million for each loss or remediation expense and $10.0 million for all losses and remediation expenses. The EIL Insurance also provides a retention of the first $500,000 per loss or remediation expense that is to be paid by the Company. The Company's Chemical Business has spent an amount in excess of $500,000 in legal, expert and other costs in connection with the toxic tort and citizen lawsuits described in the following paragraph which the Company expensed and has made a claim against its EIL Insurance for reimbursement of the legal, expert and other costs paid by the Chemical Business in excess of $500,000 and to pay such legal, expert and other costs on an on-going basis. In
   September 1997, the Company and the EIL Insurance Carrier agreed that the EIL Insurance Carrier will reimburse the Chemical Business for certain expenses in excess of retention, and pay such future fees and expenses, subject to a reservation of rights relating to the citizens' suit.

   A civil cause of action has been filed against the Company's Chemical Business and five (5) other unrelated commercial explosives manufacturers alleging that the defendants allegedly violated certain federal and state antitrust laws in connection with alleged price fixing of certain explosive products. The plaintiffs are suing for an unspecified amount of damages, which, pursuant to statute, plaintiffs are requesting be trebled, together with costs. Based on the information presently available to the Company, the Company does not believe that the Chemical Business conspired with any party, including but not limited to the five (5)other defendants, to fix prices in connection with the sale of commercial explosives. Discovery has only recently commenced in this matter. The Chemical Business intends to vigorously defend itself in this matter.

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

   For several years, certain members of the explosives industry have been the focus of a grand jury investigation being supervised by the U.S. Department of Justice("DOJ") in connection with criminal antitrust allegations involving price fixing. Certain explosives companies, other than the Company, including all the Company's major competitors, and individuals employed by certain of those competitors, were indicted and have pled guilty to antitrust violations. The guilty pleas have resulted in nearly $40 million in criminal fines. In connection with the grand jury investigation, the Company's Chemical Business received and has complied with two document subpoenas, certain of the Company's Chemical Business' employees have been interviewed by the DOJ under grants of immunity from prosecution, and certain of the Company's Chemical Business employees have testified under subpoena before the grand jury under grants of immunity in connection with the investigation. The Company believes that it has cooperated fully with the government's investigation. Recently, the Company has been informed by an official of the DOJ that it is not currently a target of the above investigation or of any grand jury investigating criminal antitrust activity in the explosives or ammonium nitrate industries.

   During the third quarter of 1997, a subsidiary of the Company was served with a lawsuit in which approximately 27 plaintiffs have sued approximately 13 defendants, including a subsidiary of the Company alleging personal injury and property damage for undifferentiated compensatory and punitive damages of approximately $7,000,000. Specifically, the plaintiffs assert blast damage claims, nuisance (road dust from coal trucks) and personal injury claims (exposure to toxic materials in blasting materials) on behalf of residents living near the Heartland Coal Company ("Heartland") strip mine in Lincoln County, West Virginia. Heartland employed the subsidiary to provide blasting materials and personnel to load and shoot holes drilled by employees of Heartland. Down hole blasting services were provided by the subsidiary at Heartland's premises from approximately August 1991, until approximately August 1994. Subsequent to August 1994, the subsidiary supplied blasting materials to the reclamation contractor at Heartland's mine. In connection with the subsidiary's activities at Heartland, the subsidiary has entered into a contractual indemnity to Heartland to indemnify Heartland under certain conditions for acts or actions taken by the subsidiary for which the subsidiary failed to take, and Heartland is alleging that the subsidiary is liable thereunder for Heartland's defense costs and any losses to or damages sustained by, the plaintiffs in this lawsuit. Discovery has only recently begun in this matter, and the Company intends to vigorously defend itself in this matter.

The Company including its subsidiaries, is a party to various other claims, legal actions, and complaints arising in the ordinary course of business. In the opinion of management after consultation with counsel, all claims, legal actions (including those described above) and complaints are not presently probable of material loss, are adequately covered by insurance, or if not so covered, are without merit or are of such kind, or involve such amounts that unfavorable disposition would not have a material effect on the financial position of the Company, but could have a material impact to the net income
(loss) of a particular quarter or year, if resolved unfavorably.

Debt Guarantee

The Company has guaranteed approximately $2.6 million of indebtedness of a start-up aviation company, Kestrel Aircraft Company, in exchange for a 25.6% ownership interest, to which no value has been assigned as of September 30, 1997. The Company has advanced the aviation company $341,000 as of September 30, 1997 and is accruing losses of the aviation company based on its ownership percentage. As a result, the Company has recorded losses of $1,778,500 ($562,500 in the first nine months of 1997, and $525,000 and $590,000 in the years ended December 31, 1996 and 1995, respectively) related to the debt guarantee. The debt guarantee relates to a $2 million term note and up to $600,000 of a $2 million revolving credit facility. The $2 million term note requires interest only payments through September 1998; thereafter; it requires monthly principal payments of $11,111 plus interest beginning in October 1998 until it matures on August 8, 1999, at which time all outstanding principal and unpaid interest are due. In the event of a default of this note, the Company would be required to assume payments on the note with the term extended until August 2004. The $2 million revolving credit facility, on which a subsidiary of the Company has guaranteed up to $600,000 of indebtedness, had a balance of approximately $1.3 million as of September 30, 1997.

Nitric Acid Project

In June 1997, two wholly owned subsidiaries of the Company, El Dorado Chemical Company ("EDC"), and El Dorado Nitrogen Company ("EDNC"), entered into a series of agreements with Bayer Corporation ("Bayer") (collectively, the "Bayer Agreement"). Under the Bayer Agreement, EDNC will act as an agent to construct, and upon completion of construction, will operate a nitric acid plant (the "EDNC Baytown Plant") at Bayer's Baytown, Texas chemical facility. EDC has guaranteed the performance of EDNC's obligations under the Bayer Agreement. Under the terms of the Bayer Agreement, EDNC is to lease the EDNC Baytown Plant pursuant to an operating lease from an unrelated third party with an initial ease term of ten years from the date on which the EDNC Baytown Plant becomes fully operational. Upon expiration of the initial ten-year term from the date the EDNC Baytown Plant becomes operational, the Bayer Agreement may be renewed for up to six renewal terms of five years each; however, prior to each renewal period, either party to the Bayer Agreement may opt against renewal. Under the terms of the Bayer Agreement, Bayer has agreed to purchase from EDNC their required amount of nitric acid used or to be used by Bayer at its Baytown, Texas facility for ten years from the date on which EDNC Baytown Plant becomes fully operational. The Bayer Agreement provides that Bayer will make certain net monthly payments to EDNC which will be sufficient for EDNC to recover all of its costs plus a profit. It is anticipated that construction of the EDNC Baytown Plant will cost approximately $60 million and will be completed by late 1998. Construction financing of the EDNC Baytown Plant is to be provided by an unaffiliated lender. Neither the Company nor EDC has guaranteed any of the lending obligations for the EDNC Baytown
Plant.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following Management s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with a review of the Company s September 30, 1997 Condensed Consolidated Financial Statements.

OVERVIEW

The Company is pursuing a strategy of concentrating on businesses and product lines in niche markets where the Company can establish a position as a market leader. In addition, the Company is seeking to improve its liquidity and profits through liquidation of inventory on which it is not realizing an acceptable return nor does it have the potential to do so.

In this connection, the Company is concentrating on reshaping the Automotive Products Business by liquidating certain assets that do not have the potential to earn an acceptable return and focusing on product lines that management believes have strategic advantages within select niche markets. The Company has also recruited new key management people in the Automotive Products Business, including marketing, materials control, manufacturing, and financial personnel. The Company continues to explore alternatives to accomplish these goals.

In addition, the Company is liquidating certain slow moving inventory in the Industrial Products Business in the ordinary course of business. The Company presently intends to limit the Industrial Products Business to lines of machine tools which the Company believes will result in an acceptable return on capital employed.

Certain statements contained in this Overview are forward-looking statements, and the results thereof could differ materially from such statements if the Company is unable to liquidate such assets in a reasonable period or on reasonable terms. If able to liquidate such assets, the Company may not be able to improve profits in the Automotive Products Business and Industrial Products Business or have an acceptable return on capital employed in these businesses if general economic conditions deteriorate drastically from the environment these businesses currently operate in or if these businesses are unable to meet competitive pressures in the market place which restrict these businesses from manufacturing or purchasing and selling their products at aceptable prices.

Information about the Company s continuing operations in different industry segments for the nine months and three month ended September 30, 1997 and 1996 is detailed below.

                               Nine Months         Three Months
                            1997        1996      1997       1996
                            ----        ----      ----       ----
                                        (In thousands)
                                         (Unaudited)
Net Sales:
   Chemical                $ 122,853 $ 129,132  $32,658  $39,014
   Climate Control            77,526    66,368   29,704   24,856
   Automotive Products        27,245    28,849   10,208    8,111
   Industrial Products        11,413    10,949    3,966    3,942

                           $ 239,037 $ 235,298 $ 76,536  $ 75,923
                            ========  ========  =======   =======
Gross profit:
   Chemical                $  16,388 $  21,318 $  3,605  $  5,202
   Climate Control            22,469    16,809    8,786     6,554
   Automotive Products         3,311     5,029    1,085     1,024
   Industrial Products         2,674     2,413    1,064       749

                           $  44,842 $  45,569 $ 14,540  $ 13,529
                             =======   =======  =======   =======
Operating profit (loss):
   Chemical                $   5,288 $  11,421 $    554  $  1,596
   Climate Control             7,721     4,259    3,330     1,958
   Automotive Products        (4,447)   (1,998)  (1,559)   (1,308)
   Industrial Products          (880)   (1,668)    (170)     (623)
                              ------   -------    -----   -------
                               7,682    12,014    2,155     1,623

General corporate expenses    (5,862)   (4,123)  (2,886)   (1,676)
Interest expense             (10,382)   (9,081)  (3,986)   (3,117)
                            --------  --------  -------  --------
Loss before provision for
income taxes                $ (8,562) $ (1,190) $(4,717) $ (3,170)
                            ========  ========  =======  ========


Gross profit by industry segment represents net sales less cost of sales. Operating profit (loss) by industry segment represents revenues less operating expenses before deducting general corporate expenses, interest expense and income taxes. As indicted in the above table the operating profit (as defined) for the first nine months declined from $12.0 million in 1996 to $7.7 million in 1997, while sales increased approximately 2.0%. The decline in operating profit, coupled with increases in general corporate expenses, primarily legal fees, and interest expense, resulted in a loss before income taxes for the first nine months of 1997 of approximately $8.6 million.

Chemical Business

Beginning in 1994, the results of operation of the Chemical Business have been adversely impacted by the high costs of anhydrous ammonia. From its most recent cyclical low in 1986 through 1993, the average Gulf Coast price (the
 Spot Price ) of anhydrous ammonia was approximately $100 per ton. During 1994 and in each of the years since, a tightness in supply developed which resulted in an increase in the Spot Price of anhydrous ammonia to an average of approximately $195 per ton. The Company believes that the tightness in supply of anhydrous ammonia that emerged in 1994 was a result of increased industrial usage as the U.S. economy grew, a net consolidation of the domestic capacity and a disruption in supply coming from the former Soviet Union. Although prices for anhydrous ammonia vary considerably from month to month, the annual average price has remained high for each of the last three years. The Company currently purchases approximately 220,000 tons of anhydrous ammonia per year under two contracts, both effective as of January 1, 1997. The Company s purchase price of anhydrous ammonia under these contracts can be higher or lower than the Spot Price of anhydrous ammonia. The higher prices have been partially passed on to customers; however, the entire cost increase could not be offset resulting in lower gross profit margins during each of the periods since the increase. The Company believes there is approximately 2 million tons of additional capacity being constructed in the western hemisphere scheduled for completion in 1998 and 1999. The company believes this additional capacity may contribute to a decline in the market price of anhydrous ammonia.

During 1994, the Company undertook construction of a concentrated nitric acid plant at its El Dorado Facility (the "DSN" Plant). The DSN Plant began operations in 1995, but due to certain mechanical and design problems, production of concentrated nitric acid since start-up has been limited. The limitations on production resulted in significant fixed costs being expended as period costs during the fourth quarter of 1996, and the first nine months of 1997, rather than being absorbed as cost of product being produced and sold. In addition, significant amounts were expended for engineering, consulting, and other costs to bring the DSN Plant up to the stated capacity. During the annual maintenance turnaround in September 1997, management implemented corrective actions which it believes will now allow the DSN Plant to operate at its stated capacity and to fully absorb the costs and produce a quality product. In early October 1997, the DSN Plant was restarted and is currently operating at its stated capacity of 285 tons per day (assuming 338 days of annual production).

After the initial start up of the DSN Plant, certain residents of El Dorado, Arkansas and the ADPC&E (as defined) alleged that the El Dorado Facility s air emissions were in violation of its existing permit requirements. As a result, the Chemical Business entered into certain agreements with the ADPC&E, including, in 1995, an administrative order which has since been amended, and which imposed certain requirements on, and assessed penalties against, the Company. See Note 4 of Notes to Condensed Consolidated Financial Statements. In addition, certain lawsuits were filed by plaintiffs living in the El Dorado, Arkansas, community. See Note 4 of Notes to Condensed Consolidated Financial Statement. In order to address the ADPC&E s concerns, and to defend itself in these lawsuits, significant expenditures were made for consultants, lawyers, and other related fees and expenses, as well as for significant capital improvements to the air emission control equipment at the El Dorado Facility. A substantial portion of the litigation-related costs are not expected to reoccur. Furthermore, although these expenses were absorbed by the Company as they were incurred, the Company s EIL Insurance (as defined) has agreed to reimburse the Company for the majority of its past legal fees and expenses relating to the pending litigation, less the amount of the retention under the EIL Insurance, and to pay such future fees and expenses which may be incurred, subject to a reservation of rights regarding one of the lawsuits. See Note 4 of Notes to Condensed Consolidated Financial Statements.

A subsidiary of the Company entered into an agreement with Bayer Corporation whereby the Company s subsidiaries would act as agent to construct a nitric acid plant located within Bayer s Baytown, Texas chemical plant complex. This plant, when constructed, will be operated by the Company s subsidiary and will supply nitric acid for Bayer s polyurethane units under a long-term supply contract. Management estimates that, after the initial startup phase of operations at the plant, at full production capacity based on terms of the Bayer Agreement and on current market conditions, the plant should generate approximately $50 million in annual revenues. Construction is scheduled to be completed by the end of 1998. See Note 4 of Notes to Condensed Consolidated Financial Statements.

Climate Control

The Climate Control Business two principal product lines are manufactured and sold through two operating subsidiaries: International Environmental Corporation ( IEC ), which manufactures and markets hydronic fan coil units, and Climate Master, Inc., ( CM ), which manufactures and markets water source heat pumps, geothermal water source heat pumps, and packaged terminal air conditioners.

Due to significant changes in the market for its products, CM implemented a strategy of diversification. Several new markets were targeted, and new products were introduced. CM entered the original equipment manufacturer
( OEM ) business, introduced a new line of packaged terminal air conditioners and new rooftop water source heat pumps, entered the shared energy savings market (which primarily sells highly efficient water source heat pumps to retrofit large government installations), and emphasized and expanded the residential geothermal water source heat pump business. In addition, a new management team was recruited, and CM s operations were reorganized.

These actions were implemented over the last two years and have begun to improve operating performance for 1997. As indicated in the above table, the Climate Control Business reported improved sales (an increase of 16.8%) and improved operating profit for the first nine months of 1997 over that of the first nine months of 1996, primarily as a result of CM's increased sales of its heat pump products.

Automotive and Industrial Products Businesses

During the first nine months of 1997 the Automotive and Industrial Products Businesses recorded combined sales of $38.7 million and reported an operating loss (as defined above) of $5.3 million, as compared to combined sales of $39.8 million and an operating loss of $3.7 million for the first nine months of 1996, as a result of (i) lower sales, (ii) decreased absorption of manufacturing costs due to lower production volume, and (iii) increased selling, general and administrative expenses related to new advertising programs and employment of new key management personnel in the Automotive Products Business. As a result of the inventory reduction program implemented in 1995, inventories of these businesses decreased approximately $1.8 million during the nine months ended September 30, 1997.

RESULTS OF OPERATIONS

Nine months ended September 30, 1997 vs. Nine months ended September 30, 1996

Revenues

Total revenues for the nine months ended September 30, 1997 and 1996 were $244.2 million and $239.2 million, respectively (an increase of $5.0 million). Sales increased $3.7 million. Other income increased $1.3 million. In February 1997, the Company exercised its option to acquire an office building in Oklahoma City, Oklahoma (the "Tower"), by foreclosing against the balance owed the Company under a note receivable. As part of this transaction, the Company recaptured $1.4 million of prior period provisions for potential losses on loans receivable secured by the Tower. Additionally, in 1997, the Company has recognized $2.2 million of rental income from the Tower as compared to $1.6 million of net rental receipts in 1996. These amounts are included in other income in 1997.

Net Sales

Consolidated net sales included in total revenues for the nine months ended September 30, 1997 were $239.0 million, compared to $235.3 million for the first nine months of 1996, an increase of $3.7 million. This increase in sales resulted principally from increased sales in the Climate Control Business of $11.2 million, primarily due to increased sales of CM's heat pump products, partially offset by decreased sales in the Chemical Business of $6.3 million primarily due to reduced sales of the Company s wholly-owned Australian subsidiary, Total Energy Systems, Ltd. ("TES") due to expiration of certain customer contracts.

Gross Profit

Gross profit decreased $.7 million and was 18.8% as a percent of net sales for the first nine months of 1997, compared to 19.4% for the first nine months of 1996. The decrease in the gross profit as a percentage of net sales was due primarily to (i) higher production costs in the Chemical Business due to the effect of higher prices of anhydrous ammonia and unabsorbed overhead costs caused by excessive downtime related to modifications made to resolve problems associated with mechanical failures and the cost of environmental matters at the Chemical Business' primary manufacturing plant, partially offset by a reduction in cost of sales of $2.1 million through recapture of manufacturing variances of the Chemical Business in the form of business interruption insurance settlements, and (ii) decreased absorption of costs due to lower production volumes in the Automotive Products Business; partially offset by
(iii) increased absorption of costs due to higher production volumes and focus on sales of more profitable product lines in the Climate Control Business.

Selling, General and Administrative Expense

Selling, general and administrative ("SG&A") expenses as a percent of net sales were 20.2% and 17.7% in the nine month periods ended September 30, 1997 and 1996, respectively. Approximately $1.5 million of the $6.6 million increase is due to the operations of the Tower in 1997 as discussed elsewhere in this report. The remaining increase is primarily the result of increased bad debt provisions, increased professional fees related to environmental matters in the Chemical Business and decreased sales volume without a corresponding decrease in SG&A in the Automotive Products Business and TES.

Interest Expense

Interest expense for the Company, before deducting capitalized interest, was approximately $11.5 million during the nine months ended September 30, 1997 compared to approximately $9.1 million during the nine months ended September 30, 1996. The 1997 increase of $2.4 million before the effect of capitalization primarily resulted from increased borrowings to fund capital expenditures in the Chemical Business. During the first nine months of 1997 the Company capitalized approximately $1.1 million of interest expense in connection with the construction of a concentrated nitric acid plant.

Income Before Taxes

The Company had a loss before income taxes of $8.6 million in the first nine months of 1997 compared to a loss before income taxes of $1.2 million in the nine months ended September 30, 1996. The decreased profitability was primarily due to the factors discussed above.

Provision For Income Taxes

As a result of the Company's net operating loss carryforward for income tax purposes as discussed elsewhere herein and in Note 1 of Notes to Condensed Consolidated Financial Statements, the Company's provisions for income taxes for the nine month periods ended September 30, 1997 and September 30, 1996 are for current state income taxes and federal alternative minimum taxes.



Three months ended September 30, 1997 vs. Three months ended September 30,
1996.

Revenues

Total revenues for the three months ended September 30, 1997 and 1996 were $77.9 million and $76.8 million, respectively (an increase of $1.1 million). Sales increased $.6 million. Other income increased $.5 million primarily due to rental income from the Tower of $.8 million in 1997 as compared to $.4 million of net rental receipts in 1996.

Net Sales

Consolidated net sales included in total revenues for the three months ended September 30, 1997 were $76.5 million, compared to $75.9 million for the third quarter of 1996, an increase of $.6 million. This increase in sales resulted principally from (i) increased sales in the Climate Control Business of $4.8 million, primarily due to increased sales of CM's heat pump products, and (ii) increased sales in the Automotive Products Business of $2.1 million, offset by
(iii) decreased sales in the Chemical Business of $6.4 million primarily due to unfavorable weather and market conditions in 1997 for agricultural products in the Chemical Business market area and lower sales of $3.3 million at TES due to expiration of certain customer contracts.

Gross Profit

Gross profit increased $1.0 million and was 19.0% as a percent of net sales for the third quarter of 1997, compared to 17.8% as a percent of net sales for the third quarter of 1996. The improvement in the gross profit percentage was due primarily to (i) higher prices and increased absorption of costs due to higher production volumes in the Climate Control Business, and (ii) improved profit margins on sales of machine tools in the Industrial Products Business; offset by (iii) lower margins due to product mix in the Automotive Products Business, and (iv) higher production costs in the Chemical Business due to the effect of higher cost of anhydrous ammonia which the Chemical Business could not fully pass along to customers and downtime experienced at the El Dorado Facility due to mechanical problems, partially offset by an $800,000 insurance settlement.

Selling, General and Administrative Expense

SG&A expenses as a percent of net sales were 21.8% and 19.1% in the three month periods ended September 30, 1997 and 1996, respectively. Approximately $.7 million of this increase is due to the operations of the Tower in 1997 as discussed elsewhere in this report. The remaining increase is primarily the result of increased professional fees related to litigation matters as discussed in Note 4 of Notes to Condensed Consolidated Financial Statements compounded by lower sales in the Chemical Business.

Interest Expense

Interest expense for the Company was approximately $4.0 million during the three months ended September 30, 1997 compared to approximately $3.1 million during the three months ended September 30, 1996. This increase resulted primarily from higher average balances of borrowed funds to fund capital expenditures in the Chemical Business.

Income Before Taxes

The Company had a loss before income taxes of $4.7 million in the third quarter of 1997 compared to a loss before income taxes of $3.2 million in the three months ended September 30, 1996. The decreased profitability of $1.5 million was primarily due to the increases in SG&A and interest expense as previously discussed.

Provision For Income Taxes

As a result of the Company's net operating loss carryforward for income tax purposes as discussed elsewhere herein and in Note 1 of Notes to Condensed Consolidated Financial Statements, the Company's provisions for income taxes for the three month periods ended September 30, 1997 and September 30, 1996 are for current state income taxes and federal alternative minimum taxes.

Liquidity and Capital Resources

Cash Flow From Operations

The Company's primary cash needs historically have been for operating expenses, working capital and capital expenditures. The Company has financed its cash requirements primarily through internally generated cash flow and borrowings under its debt facilities.

Cash flows from operations before changes in working capital items were $.2 million and $7.0 million for the nine months ended September 30, 1997 and 1996, respectively. During the nine months ended September 30, 1997, net cash flows used in operating activities were $10.9 million while the nine months ended September 30, 1996 provided net cash flows of $8.4 million. This reduction in cash flows provided from operations of $19.3 million resulted primarily from lower earnings of $7.4 million and an increase in working capital of $12.5 million. The increase in working capital is due primarily to a net decrease in account payable primarily due to use of proceeds from the $50 million long-term financing discussed elsewhere in this report.

Cash Flow From Investing And Financing Activities

Cash used by investing activities included $7.1 million in capital expenditures (primarily in the Chemical Business) and increased other assets of $3.1 million due primarily to (i) a $1.0 million advance to a French manufacturer of HVAC equipment as discussed further under "Joint Ventures and Options to Purchase", and (ii) $.8 million of deposits made in connection with an interest rate hedge contract related to the agreement with Bayer. See Note 4 of Notes to Condensed Consolidated Financial Statements. Net cash provided by financing activities included (i) term borrowings of $54.5 million, including proceeds from the new $50 million financing discussed under "Sources of Funds", (ii) payments on term debt of $26.3 million, including $19.1 million in prepayments of debt with proceeds from the new $50 million financing, (iii) decreases in revolving debt of $2.6 million, (iv) dividends of $2.8 million, and (v) treasury stock purchases of $1.1 million.

During the first nine months of 1997, the Company paid the following aggregate dividends: (1) $9.00 per share on each of the 20,000 outstanding shares of its Series B 12% Cumulative Convertible Preferred Stock; (2) $2.44 per share on each outstanding share of its $3.25 Convertible Exchangeable Class C Preferred Stock, Series 2; (3) $.03 per share on each outstanding share of its Common Stock; and (4) $10.00 per share on each of the 1,539 outstanding shares of its Redeemable Preferred Stock.

Sources of Funds

The Company is a diversified holding Company and its liquidity is dependent, in large part, on the operations of its subsidiaries and credit agreements with lenders.

On February 13, 1997 the Company's wholly-owned subsidiaries, El Dorado Chemical Company, Slurry Explosive Corporation, and Northwest Financial Corporation. (collectively "Borrowers") completed a $50 million long-term
financing agreement ("Financing") with an institutional lender.   The
Financing is secured by a first mortgage lien on the Chemical Business' property, plant, and equipment located in El Dorado, Arkansas and owned by the Borrowers, except rolling stock and excluding the DSN Plant which is security under a separate loan agreement. The $50.0 million Financing consists of $25.0 million of fixed rate notes bearing interest at 10.57% per annum and $25.0 million of floating rate notes bearing interest at LIBOR plus 4.2% (initially 9.76%). Repayment of the notes is due in quarterly installments of $833,332 plus interest commencing on July 1, 1997 through April 2004 at which time the balance is due. The Financing requires the Borrowers to maintain certain financial ratios and contains other financial covenants, including the ratio of funded debt to total capitalization, current ratio, and fixed charge coverage ratio, in addition to net worth and working capital requirements. As of the date of this report, the Borrowers are in compliance with all financial covenants required by the loan agreement related to the Financing. The Financing also contains certain restrictions on transactions with affiliates. The Financing limits the amount of dividends or distributions by the Borrowers to an amount equal to payments for federal income taxes determined as if the Borrowers filed returns on a separate company basis and dividends up to 50% of the Borrowers' prior year net income. The annual interest on the $49.2 million in outstanding debt under the Financing at September 30, 1997, at the rates then in effect, would approximate $5.1 million.

The Company and certain of its subsidiaries are parties to a working capital line of credit evidenced by six separate loan agreements ("Agreements"), as amended with an unrelated lender ("Lender") collateralized by receivables, inventory, and proprietary rights of the Company and the subsidiaries that are parties to the Agreements, and the stock of certain of the subsidiaries that are borrowers under the Agreements. The Agreements provide for revolving credit facilities ("Revolver") for total direct borrowings up to $65.0 million, including the issuance of letters of credit. The Revolver provides for advances at varying percentages of eligible inventory and trade receivables. The Agreements provide for interest at the reference rate as defined (which approximates the national prime rate) plus 1.5%, or the Eurodollar rate plus 3.875%. At September 30, 1997 the effective interest rate was 10%. The annual interest on the outstanding debt under the Revolver at September 30, 1997 at the rates then in effect would approximate $5.3 million. At September 30, 1997, additional amounts that the Company could have borrowed under the Agreements, based on eligible collateral, were approximately $5.0 million. Borrowings under the Revolver outstanding at September 30, 1997, were $52.7 million. The Revolver has a scheduled termination date of October 1, 1998, and as of September 30, 1997, the Company was not in compliance with its financial covenants relating to tangible net worth and debt-to-worth. The Lender has waived such defaults as of September 30, 1997 and has reset the Company's tangible net worth and debt-to worth financial covenants through the termination date.

In addition to the Agreements discussed above, the Company had the following term loans in place as of September 30, 1997:

(1) The Company's wholly-owned subsidiary, DSN Corporation ("DSN"), is a party to several loan agreements with a financing company (the "Financing Company") for three (3) projects. These loan agreements are for a $16.5 million term loan (the "DSN Permanent Loan"), which was used to construct, equip, re-erect, and refurbish the DSN Plant being placed into service by the Chemical Business at its El Dorado, Arkansas facility; a loan for approximately $1.2 million to purchase additional railcars to support the DSN Plant (the "Railcar Loan"); and a loan for approximately $1.1 million to finance the construction of a mixed acid plant (the "Mixed Acid Plant") in North Carolina (the "Mixed Acid Loan"). At September 30, 1997, DSN had outstanding borrowings of $12.3 million under the DSN Permanent Loan, $.8 million under the Mixed Acid Loan, and $.9 million under the Railcar Loan. The loans have repayment schedules of eighty-four (84) consecutive monthly installments of principal and interest. The interest rate on each of the loans is fixed and range from 8.15% to 8.86%. Annual interest, for the three notes as a whole, at September 30, 1997 at the agreed to interest rates would approximate $1.2 million. The loans are secured by the various DSN and Mixed Acid Plant property and equipment, and all railcars purchased under the Railcar Loan. The loan agreements require the Company to maintain certain financial ratios, including tangible net worth requirements. At September 30, 1997, the Company was not in compliance with its financial covenant related to tangible net worth. The Financing Company has waived such default as of September 30, 1997 and has reset the Company's financial covenants through December 31, 1998.

(2) As of September 30, 1997, a subsidiary of the Company, Prime Financial Corporation ("Prime"), was a party to a loan agreement ("Loan Agreement") with a national bank ("Bank") relating to real property and an office building located in Oklahoma City, Oklahoma (the Tower ).
     The Loan Agreement, as modified, requires interest per annum at a rate equal to three quarters of one percent (.75%) above the prime rate in effect from day to day as published in the Wall Street Journal. The outstanding principal balance of the Loan Agreement was $12.7 million at September 30, 1997 and is payable in sixty (60) monthly payments of principal and interest.

     In February 1997, the Company exercised its option to purchase the Tower, which option was granted to the Company in connection with the Loan Agreement, by paying approximately $140,000 for the exercise price under the purchase option and related costs and foreclosing against the balance owed the Company under a note receivable. Accordingly $14.0 million of carrying value was transferred to property, plant and equipment.

     Prime currently has a commitment from a bank to refinance the Loan Agreement. The commitment provides for a loan to Prime of $19.5 million payable over sixty months at an interest rate equal to LIBOR plus 1.75%. Such loan would be secured by a first mortgage on the Tower, and Prime's obligations under the loan and mortgage would be guaranteed by the Company. Completion of the proposed refinancing is subject to, among other things, the negotiation of a definitive loan agreement. There are no assurances that Prime will be able to complete the proposed refinancing.

Future cash requirements include working capital requirements for anticipated sales increases in all businesses, and funding for future capital expenditures, primarily in the Chemical Business and the Climate Control Business. Funding for the higher accounts receivable resulting from anticipated sales increases will be provided by cash flow generated by the Company and the revolving credit facilities discussed elsewhere in this report. Inventory requirements for the higher anticipated sales activity should be satisfied by scheduled reductions in the inventories of the Automotive Products Business. In the remaining three months of 1997, the Company has planned capital expenditures of approximately $1.5 million, primarily in the Chemical Business.

As previously disclosed, SBL Corporation ("SBL"), a corporation wholly owned by the spouse and children of Jack E. Golsen, Chairman of the Board and President of the Company, including, but not limited to, Barry H. Golsen, son of Jack E. Golsen and Vice Chairman of the Board of the Company, proposed to the Company that SBL is willing to infuse into the Company $3 million of new equity. Under such proposal, SBL proposed that the Company issue to SBL for such $3 million three million (3,000,000) shares of a newly created series of preferred stock, with (i) each share of preferred stock having one (1) vote and voting with the Common Stock of the Company as a single class and bearing a dividend rate of 10% per annum, with such dividends being cumulative, (ii) such preferred stock to be convertible into Common Stock of the Company held by the Company as treasury shares at a conversion rate to be negotiated, and
(iii) the preferred stock containing such other terms, rights and preferences as are standard in such series of preferred stock.

The Board of Directors established a special committee of the Board ("Committee") consisting of four (4) outside and independent directors. The Committee was given full power and authority to evaluate the proposal for the Company, negotiate the terms and provisions of such transaction, if any, retain legal, financial and other advisors to assist the Committee in performance of its duties, and, if such preferred is to be issued, to fix and establish the terms thereof and authorize the issuance of such preferred on terms approved by the Committee. The Committee is currently in the process of evaluating the proposal; however, as of the date of this report, the committee has not made any recommendations to the Board of Directors. There are no assurances that this transaction will be completed, or, if completed, that the terms of such transaction will be as set forth in the proposal by SBL.

On October 17, 1997, Prime borrowed from SBL the principal amount of $3 million (the "Prime Loan") payable on demand, with interest payable monthly in arrears at a variable interest rate equal to the Wall Street Journal Prime Rate plus 2% per annum. The purpose of the loan is to assist the Company by providing additional liquidity. The Company has guaranteed the Prime Loan.
It is anticipated that the Prime Loan will be repaid before the proposal by SBL is completed, if completed.

Management believes that its presently anticipated cash flows from operations, the Company's revolving credit facilities, and other sources, will be adequate to meet its presently anticipated capital expenditure, working capital, debt service, and dividend requirements. The above sentence, and certain statements contained in the preceding paragraphs under Sources of Funds are forward-looking statements that involve a number of risks and uncertainties that could cause actual results to differ materially, such as, a material reduction in revenues, continuing to incur losses, inability to reduce inventories, inability to collect a material amount of receivables, required capital expenditures in excess of those presently anticipated, or the Company is unable to finance such capital expenditures on terms acceptable to the Company, or other future events, not presently predictable, which individually or in the aggregate could impair the Company's ability to obtain funds to meet its requirements. Although the Company has planned capital expenditures, there are no material irrevocable commitments to such at the date of this report. The commitment to act a agent for an unrelated third party to build the nitric acid plant discussed in Note 4 to Notes to Condensed Financial Statements is to be financed by an unaffiliated lender.

Foreign Subsidiary Financing

The Company s wholly-owned Australian subsidiary, TES, has a revolving credit working capital facility (the TES Revolving Facility ) with Bank of New Zealand, Australia of approximately AUS$8.5 million (approximately US$6.1 million). The TES Revolving Facility allows for borrowings based on specific percentages of qualified eligible assets. Based on the effective exchange rate at September 30, 1997, approximately US$5.5 million (AUS$7.7 million approximately) was borrowed at September 30, 1997. Such debt is secured by substantially all the assets of TES, plus an unlimited guarantee and indemnity from LSB and certain subsidiaries of TES. The interest rate on this debt is dependent upon the borrowing option elected by TES and had a weighted average rate of 8.1% at September 30, 1997. TES is in technical non-compliance with a certain financial covenant contained in the loan agreement involving the TES Revolving Facility. However, this covenant was not met at the time of closing of this loan and the Bank of New Zealand has continued to extend credit under the Facility. The outstanding borrowing under the TES Revolving Facility at September 30, 1997 has been classified as due within one year in the accompanying Condensed Consolidated Financial Statements.

The Company is in negotiations with Bank of New Zealand to amend the TES Revolving Facility to allow for borrowings up to an aggregate of AUS$11 million (approximately US$7.9 million). This AUS$11 million will be broken down into three parts: (a) AUS$6 million revolving working capital facility;
(b) AUS$4.5 million long-term debt facility; and (c) AUS$0.5 million leasing facility. There are no assurances that such increase will be implemented.

Joint Ventures and Options to Purchase

Prior to 1997, the Company, through a subsidiary, loaned $2.9 million to a French manufacturer of HVAC equipment whose product line is compatible with that of the Company's Climate Control Business in the USA. Under the loan agreement, the Company has the option to exchange its rights under the loan for 100% of the borrower's outstanding common stock. The Company obtained a security interest in the stock of the French manufacturer to secure its loan. During the first nine months of 1997 the Company advanced an additional $1 million to the French manufacturer bringing the total of the loan at September 30, 1997 to $3.8 million. As of the date of this report, the decision has not been made to exercise such option and the $3.8 million loan, net of a $1.5 million valuation reserve, is carried on the books as a note receivable in other assets.


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

During 1995, the Company executed a stock option agreement to acquire eighty percent (80%) of the stock of a specialty sales organization ("Optioned Company"), which owns the remaining fifty percent (50%) equity interest in the Project discussed above, to enhance the marketing of the Company's air conditioning products. The stock option has a four (4) year term, and a total option granting price of $1.0 million and annual $100,000 payments for yearly extensions of the stock option thereafter for up to three (3) years. Through September 30, 1997 the Company has made option payments aggregating $1.2 million and has loaned the Optioned Company approximately $1,241,000. The Company has recorded reserves of $710,000 against the loans and investments. Upon exercise of the stock option by the Company, or upon the occurrence of certain performance criteria which would give the grantors of the stock option the right to accelerate the date on which the Company must elect whether to exercise, the Company shall pay certain cash and issue promissory notes for the balance of the exercise price of the subject shares. The total exercise price of the subject shares is $4.0 million, less the amounts paid for the granting and any extensions of the stock option. As of the date of this report, no decision to exercise this option has been reached by the Company.

Debt Guarantee

As disclosed in Note 4 of the Notes to Condensed Consolidated Financial Statements the Company and one of its subsidiaries have guaranteed approximately $2.6 million of indebtedness of a start up aviation company in exchange for an ownership interest. The debt guarantee relates to two note instruments. One note for which the subsidiary had guaranteed up to $600,000 had a balance of approximately $1.3 million as of September 30, 1997. The other note in the amount of $2.0 million requires monthly principal payments of $11,111 plus interest beginning in October 1998 through August 8, 1999, at which time all outstanding principal and accrued interest are due. In the event of default of the $2.0 million note, the Company is required to assume payments on the note with the term extended until August 2004. Both notes are current as to principal and interest.

During 1996 and 1997, the aviation company received cash infusions of $5.0 million from an unrelated third party investor for a 41.6% ownership interest in the aviation company. During 1997, the investor exercised an option to purchase additional stock of the aviation company in exchange for $4.0 million in scheduled payments. At the date of this report, $2.2 million of payments under this option have been received. As yet, no additional shares of stock have been issued pursuant to the option exercise.

Availability of Company's Loss Carryovers

The Company anticipates that its cash flow in future years will benefit from its ability to use net operating loss ("NOL") carryovers from prior periods to reduce the federal income tax payments which it would otherwise be required to make with respect to income generated in such future years; however, such benefit will be limited by the Company's reduced NOL for alternative minimum tax purposes which is approximately $7.0 million at December 31, 1996. As of December 31, 1996, the Company had available NOL carryovers of approximately $40.0 million based on its federal income tax returns as filed with the Internal Revenue Service for taxable years through 1996. These NOL carryovers will expire beginning in the year 1999.

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


                  Independent Accountants  Review Report


Board  of Directors
LSB Industries, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of LSB Industries, Inc. and subsidiaries as of September 30, 1997, and the related condensed consolidated statements of operations for the nine-month and three-month periods ended September 30, 1997 and 1996 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 1997 and 1996. These financial statements are the responsibility of the company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of LSB Industries, Inc. as of December 31, 1996 and the related consolidated statements of operations, stockholders equity and cash flows for the year then ended (not presented herein); and in our report dated March 7, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Oklahoma City, Oklahoma
November 18, 1997

                                      /s/ERNST & YOUNG LLP


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

Item 3.  Defaults upon Senior Securities
Not applicable.

Item 5.  Other Information
Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

(A)  Exhibits.  The Company has included the following exhibits in this report:

     4.1 Ninth Amendment to Loan and Security Agreement between the Company and BankAmerica Business Credit, Inc. Substantially identical
     Ninth Amendments were entered into by each of L&S Bearing, international Environmental Corporation, Climate Master, Inc.,
     Summit Machine Tool Manufacturing Corp., an El Dorado Chemical
     Company and are omitted here from, and such will be provided to the Commission upon request.

     4.2 Tenth Amendment to Loan and Security Agreement between the Company and BankAmerica Business Credit, Inc. Substantially identical
     Tenth Amendments were entered into by each of L&S Bearing, International Environmental Corporation, Climate Master, Inc.,
     Summit Machine Tool Manufacturing Corp., an El Dorado Chemical
     Company and are omitted here from, and such will be provided to the Commission upon request.

     4.3 Eleventh Amendment to Loan and Security Agreement between the Company and BankAmerica Business Credit, Inc. Substantially identical Eleventh Amendments were entered into by each of L&S Bearing, International Environmental Corporation, Climate Master, Inc., Summit Machine Tool Manufacturing Corp., an El Dorado Chemical Company and are omitted here from, and such will be provided to the Commission upon request.

     11.1 Statement Re:  Computation of Per Share Earnings.

     15.1 Letter Re: Unaudited Interim Financial Information.

     27.1 Financial Data Schedule.

     (B) Reports on Form 8-K. The Company has filed reports on Form 8-K since July 31, 1997, as follows:

     (i) A current report on Form 8-K (Item 5. Other Events ), Date of Report (Date of earliest event reported): October 17, 1997, reporting a $3 million loan made by SBL Corporation, a corporation owned by the wife and children of the Chairman and President of the Company, to a subsidiary of the Company;

     (ii) A current report on Form 8-K (Item 5. Other Events ), Date of Report (Date of earliest event reported): November 4, 1997, reporting a press release pursuant to Rule 135c promulgated under the Securities Act of 1933, as amended, in connection with a private placement debt offering by a subsidiary of the Company.



                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly-authorized, to sign this report on its behalf on this 19th day of November, 1997.


                                 LSB INDUSTRIES, INC.



                                   By: /s/ Tony M. Shelby
                                       ------------------
                                       Tony M. Shelby,
                                       Vice President of Finance
                                       (Principal Financial Officer)


                                   By: /s/ Jim D. Jones
                                       ------------------
                                       Jim D. Jones,
                                       Vice President, Controller and
                                       Treasurer(Principal Accounting Officer)