Form 10-K
period 1997-12-31
LSB INDUSTRIES INC
filed 1998-04-15
CIK 60714

FORM 10-K
                            UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

(Mark One)

 /X/      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

          For the fiscal year ended:  December 31, 1997

                                  or

 / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

          For the transition period from __________ to __________

                   Commission File Number:  1-7677

                        LSB INDUSTRIES, INC.
        (Exact Name of Registrant as Specified in its Charter)

        Delaware                                 73-1015226
 (State of Incorporation)                      (I.R.S. Employer
                                              Identification No.)
    16 South Pennsylvania Avenue
       Oklahoma City, Oklahoma                           73107
(Address of Principal Executive Offices)              (Zip Code)

Registrant's Telephone Number, Including Area Code:

                            (405) 235-4546


Securities Registered Pursuant to Section 12(b) of the Act:

                                           Name of Each Exchange
       Title of Each Class                  On Which Registered
Common Stock, Par Value $.10              New York Stock Exchange
$3.25 Convertible Exchangeable
  Class C Preferred Stock, Series 2       New York Stock Exchange
Preferred Share Purchase Rights           New York Stock Exchange

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

     As of February 28, 1998, the aggregate market value of the 8,543,152 shares of voting stock of the Registrant held by non-affiliates of the Company equaled approximately $35,240,502 based on the closing sales price for the Company's common stock as reported for that date on the New York Stock Exchange. That amount does not include (1) the 1,539 shares of Convertible Non-Cumulative Preferred Stock (the "Non-Cumulative Preferred Stock") held by non-affiliates of the Company, (2) the 20,000 shares of Series B 12% Convertible, Cumulative Preferred Stock (the "Series B Preferred Stock"), and
(3) the 915,000 shares of $3.25 Convertible Exchangeable Class C Preferred Stock, Series 2, excluding 5,000 shares held in treasury (the "Series 2 Preferred Stock"). An active trading market does not exist for the shares of Non-Cumulative Preferred Stock or the Series B Preferred Stock. The shares of Series 2 Preferred Stock do not have voting rights except under limited circumstances.

     As of February 28, 1998, the Registrant had 12,759,226 shares of common stock outstanding (excluding 2,346,390 shares of common stock held as treasury stock).

                  FORM 10-K OF LSB INDUSTRIES, INC.

                          TABLE OF CONTENTS

                                PART I
                                                            Page

Item  1.  Business

               General                                              1
               Segment Information and Foreign
                 and Domestic Operations and Export Sales           1

               Chemical Business                                    1
               Climate Control Business                             6
               Automotive Products Business                        10
               Industrial Products Business                        11
               Employees                                           12
               Research and Development                            12
               Environmental Matters                               12
               Year 2000 Issues                                    16

Item 2.   Properties

               Chemical Business                                   16
               Climate Control Business                            17
               Automotive Products Business                        18
               Industrial Products Business                        18

Item 3.   Legal Proceedings                                        19

Item 4.   Submission of Matters to a Vote of
            Security Holders                                       23

Item 4A.  Executive Officers of the Company                        24

                               PART II

Item 5.   Market for Company's Common Equity
              and Related Stockholder Matters
               Market Information                                  25
               Stockholders                                        25
               Dividends                                           25

Item 6.   Selected Financial Data                                  29

Item 7.   Management's Discussion and Analysis
            of Financial Condition and Results of Operations
               Overview                                            31
               Results of Operations                               35
               Liquidity and Capital Resources                     38

Item 8.   Financial Statements and Supplementary Data              45

                                    iii
Item 9.   Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure                 45

Special Note Regarding Forward-Looking Statements                  45


                               PART III                            47

                               PART IV

Item 14.  Exhibits, Financial Statement Schedules and
            Reports on Form 8-K                                    48

                               iv


                                PART I
ITEM 1.   BUSINESS

GENERAL

     LSB Industries, Inc. (the "Company") was formed in 1968 as an Oklahoma corporation, and in 1977 became a Delaware corporation. The Company is a diversified holding company which is engaged, through its subsidiaries, in (i) the manufacture and sale of chemical products for the explosives, agricultural and industrial acids markets (the "Chemical Business"), (ii) the manufacture and sale of a broad range of hydronic fan coils and water source heat pumps as well as other products used in commercial and residential air conditioning systems (the "Climate Control Business"), and (iii) the manufacture or purchase and sale of certain automotive and industrial products, including automotive bearings and other automotive replacement parts (the "Automotive Products Business") and the purchase and sale of machine tools (the "Industrial Products Business").

SEGMENT INFORMATION AND FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

     Schedules of the amounts of sales, operating profit and loss, and identifiable assets attributable to each of the Company's lines of business and of the amount of export sales of the Company in the aggregate and by major geographic area for each of the Company's last three fiscal years appear in
Note 13 of the Notes to Consolidated Financial Statements included elsewhere in this report.

     A discussion of any risks attendant as a result of a foreign operation or the importing of products from foreign countries appears below in the discussion of each of the Company's business segments.

CHEMICAL BUSINESS

     GENERAL

     The Company's Chemical Business manufactures three principal product lines that are derived from anhydrous ammonia: (1) fertilizer grade ammonium nitrate for the agricultural industry, (2) explosive grade ammonium nitrate for the mining industry and (3) concentrated, blended and mixed nitric acid for industrial applications. In addition, the Company also produces sulfuric acid for commercial applications primarily in the paper industry. The Chemical Business' products are sold in niche markets where the Company believes it can establish a position as a market leader. See "Special Note Regarding Forward-Looking Statements".

     The Chemical Business' principal manufacturing facility is located in El Dorado, Arkansas ("El Dorado Facility") and its other manufacturing facilities are located in Hallowell, Kansas, Wilmington, North Carolina, four locations in Australia, and one location in New Zealand.

     For 1997, approximately 26% of the sales of the Chemical Business consisted of sales of fertilizer and related chemical products for agricultural purposes, which represented approximately 13% of the Company's

                                       1
1997 consolidated sales, and approximately 61% consisted of sales of ammonium nitrate and other chemical-based blasting products for the mining industry, which represented approximately 30.5% of the Company's 1997 consolidated sales. The Chemical Business accounted for approximately 50% and 54% of the Company's 1997 and 1996 consolidated sales, respectively.

     AGRICULTURAL PRODUCTS

     The Chemical Business produces ammonium nitrate, a nitrogen-based fertilizer, at the El Dorado Facility. In 1997, the Company sold approximately 184,000 tons of ammonium nitrate fertilizer to farmers, fertilizer dealers and distributors located primarily in the south central United States.

     Ammonium nitrate is one of several forms of nitrogen-based fertilizers which include anhydrous ammonia and urea. Although, to some extent, the various forms of nitrogen-based fertilizers are interchangeable, each has its own characteristics which produce agronomic preferences among end users. Farmers decide which type of nitrogen-based fertilizer to apply based on the crop planted, soil and weather conditions, regional farming practices and relative nitrogen fertilizer prices.

     The Chemical Business is a major manufacturer of fertilizer grade ammonium nitrate, which it markets primarily in Texas, Arkansas and the surrounding regions. This market, which is in close proximity to its El Dorado Facility, includes a high concentration of pasture land and row crops which favor ammonium nitrate over other nitrogen-based fertilizers. The Company has developed the leading market position in Texas by emphasizing high quality products, customer service and technical advice. Using a proprietary prilling process, the Company produces a high performance ammonium nitrate fertilizer that, because of its uniform size, is easier to apply than many competing nitrogen-based fertilizer products. The Company believes that its "E-2" brand ammonium nitrate fertilizer is recognized as a premium product within its primary market. In addition, the Company has developed long term relationships with end users through its network of 21 owned and operated wholesale and retail distribution centers.

     EXPLOSIVES

     The Chemical Business manufactures low density ammonium nitrate-based explosives including bulk explosives used in surface mining. In addition, the Company manufactures and sells a branded line of packaged explosives used in construction, quarrying and other applications, particularly where controlled explosive charges are required. The Company's bulk explosives are marketed primarily through five Company-owned distribution centers, three of which are located in close proximity to the customers' surface mines in the coal producing states of Kentucky, Missouri, and West Virginia. Additionally, the Company, through its Australian subsidiary, manufactures and distributes bulk and packaged explosives in Australia and New Zealand. The Company emphasizes value-added customer services and specialized product applications for its bulk explosives. Most of the sales of bulk explosives are to customers who work closely with the Company's technical representatives in meeting their specific product needs. In addition, the Company sells bulk explosives to independent wholesalers and to other explosives companies. Packaged explosives are used for application requiring controlled explosive charges and typically command a premium price and produce higher margins. The Company believes its Slurry packaged explosive products are among the most widely recognized in the industry. Slurry packaged explosive products are sold nationally and internationally to other explosive companies and end-users.

     INDUSTRIAL ACIDS

     The Chemical Business manufactures and sells industrial acids, primarily to the food, paper, chemical and electronics industries. The Company is the leading supplier to third parties of concentrated nitric acid which is a special grade of nitric acid used in the manufacture of plastics, pharmaceuticals, herbicides, explosives, and other chemical products. In addition, the Company produces and sells regular, blended and mixed nitric acid and a variety of grades of sulfuric acid. The Company competes on the basis of price and service, including on-time reliability and distribution capabilities. The Company operates the largest fleet of tankcars in the concentrated nitric acid industry which provides it with a significant competitive advantage in terms of distribution costs and capabilities. In addition, the company provides inventory management as part of the value-added services it offers to its customers.

     The Company has identified concentrated nitric acid as a strategic product line for its Chemical Business due to attractive levels of profitability, increased diversity of end markets and the ability to compete on a value added service basis. To support further growth in its nitric acid business, the Company undertook the construction of the DSN Plant located at the El Dorado Facility. The DSN Plant uses a newer and more efficient process to produce concentrated nitric acid directly from anhydrous ammonia, in contrast to the conventional process which requires the input of regular nitric acid, an intermediate step to produce concentrated nitric acid.

     DSN PLANT

     Since January 1, 1994, the Chemical Business has spent approximately $32.0 million to install the DSN Plant. The DSN Plant began limited operations in 1995, and such limited operations continued due to certain mechanical and design problems associated with the plant's construction and installation. As a result of such problems, production at the DSN Plant was limited to approximately 170 tons per day (60% of its stated capacity of 285 tons per day assuming 338 days of annual production) during the twelve months ended December 31, 1997. In October 1997, management completed certain corrective actions at the DSN Plant. As a result of these corrective actions, the DSN Plant has the capacity to operate at approximately 285 tons per day, depending upon customer specifications. Due to customer specifications and inventory constraints, among other things, the DSN Plant has been operating at approximately 260 tons per day since the corrective actions were completed. Based on normalized production (assuming 338 days of annual production), at 260 tons per day, the Company believes that it will be able to produce concentrated nitric acid at a cost per ton approximately at $65 per ton lower than at the production levels of 170 tons per day in the prior period. While the Company will seek to market the additional capacity of concentrated nitric acid output to commercial markets, there can be no assurance that the Company will be able to sell all of the additional capacity in this market.
However, to the extent that there is insufficient demand for concentrated nitric acid,the Company believes it can profitably use the concentrated nitric acid in the production of mixed and blended acids and ammonium nitrate based fertilizer and explosives (although at lower margins than if the production were sold as concentrated nitric acid). See "Special Note Regarding Forward-Looking Statements".

     EDNC BAYTOWN PLANT

     In June 1997, two wholly owned subsidiaries of the Company, El Dorado Chemical Company ("EDC") and El Dorado Nitrogen Company ("EDNC"), entered into a series of agreements with Bayer Corporation ("Bayer")(collectively, the "Bayer Agreement"). Under the Bayer Agreement, EDNC will act as an agent to construct and, upon completion of construction, will operate a nitric acid plant (the "EDNC Baytown Plant") at Bayer's Baytown, Texas chemical facility. EDC has guaranteed the performance of EDNC's obligations under the Bayer Agreement.

     Under the terms of the Bayer Agreement, EDNC is to lease the EDNC
Baytown Plant pursuant to an operating lease from an unrelated third party with an initial lease term of ten years from the date on which the EDNC Baytown Plant becomes fully operational. Bayer will purchase from EDNC all of its requirements for nitric acid to be used by Bayer at its Baytown, Texas facility for ten years from the date on which the EDNC Baytown Plant becomes fully operational. EDNC will purchase from Bayer its requirements for anhydrous ammonia for the manufacture of nitric acid as well as utilities and other services. Subject to certain conditions, EDNC will be entitled to sell the amount of nitric acid manufactured at the EDNC Baytown Plant which is in excess of Bayer's requirements to third parties. The Bayer Agreement provides that Bayer will make certain net monthly payments to EDNC which will be sufficient for EDNC to recover all of its costs plus a profit. Upon expiration of the initial ten-year term from the date the EDNC Baytown Plant becomes operational, the Bayer Agreement may be renewed for up to six renewal terms of five years each; however, prior to each renewal period, either party to the Bayer Agreement may opt against renewal.

     If operations at the EDNC Baytown Plant are not commenced by February 1, 1999, or upon a change in control of LSB, EDC or EDNC, Bayer has an option to terminate the Bayer Agreement. EDNC has an option to terminate the Bayer Agreement upon the failure of Bayer to complete the construction of certain delivery systems prior to January 1, 1999, and upon the occurrence of certain events of default which remain uncured. Bayer retains the right of first refusal with respect to any bona fide third-party offer to purchase any voting stock of EDNC or any portion of the EDNC Baytown Plant. It is anticipated that construction of the EDNC Baytown Plant will cost approximately $60 million and will be completed by late 1998. Construction financing of the EDNC Baytown Plant is to be provided by an unaffiliated lender. Neither the Company nor EDC has guaranteed any of the lending obligations for the EDNC Baytown Plant. See "Special Note Regarding Forward-Looking Statements".

     RAW MATERIALS

     Anhydrous ammonia represents the primary component in the production of most of the products of the Chemical Business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Chemical business currently purchases approximately 220,000 tons of anhydrous ammonia per year for use in its manufacture of its products. The Company has contracts with two suppliers of anhydrous ammonia. One contract expires in December 1998 and the other expires in April 2000. The Chemical Business is required to buy 120,000 tons of its annual requirements of anhydrous ammonia under the contract expiring in 2000 and the balance under the other contract.

     During 1995, 1996, and 1997, there were substantial increases in the price for anhydrous ammonia. During each of these periods, the Chemical Business was unable to increase its sales prices to cover all of the higher anhydrous ammonia costs incurred by the Company, and in the future the Chemical Business may not be able to pass along to its customers the full amount of increases in anhydrous ammonia costs. Accordingly, the Company's results of operations and financial condition have in the past been, and may in the future be, adversely affected by cost increases of raw materials, including anhydrous ammonia. The Company is not able to predict, as of the date of this report, what impact, if any, will result to the Company and the Company's earnings if the price of anhydrous ammonia continues at or near current levels, which are high on a historical basis, or if the price of anhydrous ammonia continues to increase further. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Special Note Regarding Forward-Looking Statements".

     The Company believes that it could obtain anhydrous ammonia from other sources in the event of a termination of the above-referenced contracts, but such may not be obtainable on as favorable terms.

     SEASONALITY

     The Company believes that the only seasonal products of the Chemical Business are fertilizer and related chemical products sold to the agricultural industry. The selling seasons for those products are primarily during the spring and fall planting seasons, which typically extend from February through May and from September through November in the geographical markets in which the majority of the Company's agricultural products are distributed. As a result, the Chemical Business increases its inventory of ammonium nitrate prior to the beginning of each planting season. Sales to the agricultural markets depend upon weather conditions and other circumstances beyond the control of the Company.

     PATENTS

     The Company believes that the Chemical Business does not depend upon any patent or license; however, the Chemical Business does own certain patents that it considers important in connection with the manufacture of certain blasting agents and high explosives. These patents began expiring in 1997 and will expire through 1999.

     REGULATORY MATTERS

     Each of the Chemical Business' domestic blasting product distribution centers are licensed by the Bureau of Alcohol, Tobacco and Firearms in order to manufacture and distribute blasting products. The Australian and New Zealand distribution centers are subject to comparable licensing requirements imposed by their respective controlling government authorities. The Chemical Business is also subject to extensive federal, state and local environmental laws, rules and regulations. See "Environmental Compliance", "Environmental Matters" and "Legal Proceedings".

     COMPETITION

     The Chemical business competes with other chemical companies in its markets, many of whom have greater financial and other resources than the Company. The Company believes that competition within the markets served by the Chemical Business is primarily based upon price, service, warranty and product performance. The Company believes that the Chemical Business is the leader in the Texas ammonium nitrate market and is the leading producer of concentrated nitric acid in the United States for third party sales. See "Special Note Regarding Forward-Looking Statements".

     DEVELOPMENTS IN ASIA

     The Chemical Business' Australian subsidiaries' results of operations have been adversely affected during 1997 due to the recent economic developments in certain countries in Asia. These economic developments in Asia have had a negative impact on the mining industry in Australia which the Chemical Business services.

CLIMATE CONTROL BUSINESS

     BUSINESS STRATEGY

     The Climate Control Business seeks to establish leadership positions in niche markets by offering extensive product lines, custom tailored products and proprietary new technologies. Under this focused strategy, the Company has developed an extensive line of hydronic fan coils and water source heat pumps. The Company has developed flexible production to allow it to custom design units for the growing retrofit and replacement markets. The Company believes that the Climate Control Business is one of the leaders in commercializing new technology to satisfy increasingly stringent indoor air quality standards. Products recently developed by the Company include heat pipe technology for dehumidification, specialty filters for the removal of airborne particles and gases, ultraviolet light units for bacteria removal and highly energy efficient dual path heat pump products. The Climate Control Business is a pioneer in the use of geothermal water source heat pumps in residential applications. See "Special Note Regarding Forward-Looking Statements".

     GENERAL

     The Company's Climate Control Business manufactures and sells a broad range of standard and custom designed hydronic fan coils and water source heat pumps as well as other products for use in commercial and residential HVAC systems. Demand for the Climate Control Business' products is driven by the construction of commercial, institutional and residential buildings, the renovation of existing buildings and the replacement of existing systems. The Climate Control Business' commercial products are used in a wide variety of buildings, such as: hotels, motels, office buildings, schools, universities, apartments, condominiums, hospitals, nursing homes, extended care facilities, supermarkets and superstores. Many of the Company's products are targeted to meet increasingly stringent indoor air quality and energy efficiency standards. The Climate Control Business accounted for approximately 34% and 29% of the Company's 1997 and 1996 consolidated sales, respectively.

     HYDRONIC FAN COILS

     The Climate Control Business is the leading provider of hydronic fan coils targeted to the commercial and institutional markets in the U.S. Hydronic fan coils use heated or chilled water, provided by a centralized chiller and boiler through a water pipe system, to condition the air and allow individual room control. Hydronic fan coil systems are quieter and have longer lives and lower maintenance costs than comparable systems used where individual room control is required. The Company believes that its product line of hydronic fan coils is the most extensive offered by any domestic producer. The breadth of this product line coupled with customization capability provided by a flexible manufacturing process are important components of the Company's strategy for competing in the commercial and institutional renovation and replacement markets. See "Special Note Regarding Forward-Looking Statements".

     WATER SOURCE HEAT PUMPS

     The Company is a leading U.S. provider of water source heat pumps to the commercial construction and renovation markets. These are highly efficient heating and cooling units which enable individual room climate control through the transfer of heat through a water pipe system which is connected to a centralized cooling tower or heat injector. Water source heat pumps enjoy a broad range of commercial applications, particularly in medium to large sized buildings with many small, individually controlled spaces. The company believes the market for commercial water source heat pumps will continue to grow due to the relative efficiency and long life of such systems as compared to other air conditioning and heating systems, as well as to the emergence of the replacement market for those systems. See "Special Note Regarding Forward-Looking Statements".

     GEOTHERMAL PRODUCTS

     The Climate Control Business is a pioneer in the use of geothermal water source heat pumps in residential and commercial applications. Geothermal systems, which circulate water or antifreeze through an underground heat exchanger, are among the most energy efficient systems available. The Company believes that an aging installed base of residential HVAC systems, coupled with the longer life, lower cost to operate, and relatively short payback periods of geothermal systems will continue to increase demand for its geothermal products, particularly in the residential replacement market. See "Special Note Regarding Forward-Looking Statements".

     HYDRONIC FAN COIL AND WATER SOURCE HEAT PUMP MARKET

     The Company has pursued a strategy of specializing in hydronic fan coils and water source heat pump products. The annual U.S. market for hydronic fan coils and water source heat pumps is approximately $225 million. Demand in these markets is generally driven by levels of repair, replacement, and new construction activity. The U.S. market for fan coils and water source heat pump products has grown on average 6% per year over the last 5 years. This growth has been fueled by the aging of the installed base of units, the introduction of new energy efficient systems, upgrades to central air conditioning and increased governmental regulations restricting the use of ozone depleting refrigerants in HVAC systems.

     PRODUCTION AND BACKLOG

     Most of the Climate Control Business' production of the above-described products occurs on a specific order basis. The Company manufactures the units in many sizes and configurations, as required by the purchaser, to fit the space and capacity requirements of hotels, motels, school, hospitals, apartment buildings, office buildings and other commercial or residential structures. As of December 31, 1997, the backlog of confirmed orders for the Climate Control Business was approximately $28.8 million as compared to approximately $14.9 million at December 31, 1996. A customer generally has the right to cancel an order prior to the order being released to production. Past experience indicates that customers generally do not cancel orders after the Company receives them. As of March 31, 1998, the Climate Control Business had released substantially all of the December 31, 1997 backlog to production. All of the December 31, 1997 backlog is expected to be filled by December 31, 1998. See "Special Note Regarding Forward-Looking Statements".

     MARKETING AND DISTRIBUTION

     DISTRIBUTION

     The Climate Control Business sells its products to mechanical contractors, original equipment manufacturers and distributors. The Company's sales to mechanical contractors primarily occur through independent manufacturer's representatives, who also represent complementary product lines not manufactured by the Company. Original equipment manufacturers generally consist of other air conditioning and heating equipment manufacturers who resell under their own brand name the products purchased from the Climate Control Business in competition with the Company. Sales to original equipment manufacturers accounted for approximately 25% of the sales of the Climate Control Business in 1997 and approximately 8.4% of the Company's 1997 consolidated sales.

     MARKET

     The Climate Control Business depends primarily on the commercial construction industry, including new construction and the remodeling and renovation of older buildings. In recent years this Business has introduced geothermal products designed for residential markets for both new and replacement markets.

     RAW MATERIALS

     Numerous domestic and foreign sources exist for the materials used by the Climate Control Business, which materials include aluminum, copper, steel, electric motors and compressors. The Company does not expect to have any difficulties in obtaining any necessary materials for the Climate Control Business.

     COMPETITION

     The Climate Control Business competes with approximately eight companies, some of whom are also customers of the Company. Some of the competitors have greater financial and other resources than the Company. The Climate Control Business manufactures a broader line of fan coil and water source heat pump products than any other manufacturer in the United States, and the Company believes that it is competitive as to price, service, warranty and product performance.

     JOINT VENTURES AND OPTIONS TO PURCHASE

     The Company has obtained an option to acquire 80% of the issued and outstanding stock of an Entity ("Entity") that performs energy savings contracts, primarily on US government facilities (the "Option"). For the Option, the Company has paid $1.2 million as of the date of this report. The term of the Option expires May 4, 1998, but the Company may extend such for one (1) additional year until May 4, 1999 upon payment of $100,000. As of the date of this report, the Company has not decided whether it will exercise the Option. If the Company decides to exercise the Option, the Company has agreed to pay an exercise price of $4.0 million, less the amount already paid toward the Option ("Option Price"), with a portion of the unpaid exercise price being payable in cash and the balance over a certain period of time. The grantors of the Option have entered into an employment agreement with the Entity.
Under the terms of the employment agreements, each of the three grantors will receive, among other things, 12 1/2% of the net profits of the Entity for a period of three to five years following the date of exercise of the Option.
If the Company decides not to exercise the Option, the grantors of the Option have agreed to repay to the Company the amounts paid by the Company in connection with the Option up to a total of $1.0 million, which obligation is secured by the stock of the Entity and other affiliates of the Entity. If the Company decides not to exercise the Option, there is no assurance that the grantors of the Option will have funds necessary to repay to the Company the amount paid for the Option. The grantors of the Option may, under certain conditions, require the Company to accelerate its decision as to when it exercises the Option. See "Management's Discussion and Analysis of Financial Condition and Results of Operations". Through the date of this report, the Company has loaned the Entity approximately $1.4 million. The Company has recorded reserves of $926,000 against the loans and option payments . For the year ended June 30, 1997, the Entity reported an unaudited net loss of approximately $.5 million.

     During 1994, a subsidiary of the Company obtained an option to acquire all of the stock of a French manufacturer of air conditioning and heating equipment. The Company's subsidiary was granted the option as a result of the subsidiary loaning to the parent company of the French manufacturer approximately $2.1 million. Subsequent to the loan of $2.1 million, the Company's subsidiary has loaned to the parent of the French manufacturer an additional $1.7 million. The amount loaned is secured by the stock and assets of the French manufacturer. The Company's subsidiary may exercise its option to acquire the French manufacturer by converting approximately $150,000 of the amount loaned into equity. The option is currently exercisable and will expire June 15, 1999. As of the date of this report, the Company has not decided whether it will exercise the option.

     For 1997 and 1996, the French manufacturer had revenues of $14.3 million and $16.0 million, respectively, and reported an approximate breakeven level of operations in 1996 and a net income of approximately $300,000 in 1997. As a result of cumulative losses by the French manufacturer, the Company has established reserves against the loans aggregating approximately $1.5 million through December 31, 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

AUTOMOTIVE PRODUCTS BUSINESS

     GENERAL

     The Automotive Products Business is primarily engaged in the manufacture and sale of a line of anti-friction bearings, which includes straight-thrust and radial-thrust ball bearings, angular contact ball bearings, and certain other automotive replacement parts (including universal joints, motor mounts, and clutches). This Business also manufactures power train and drive line parts for original equipment manufacturers. These products are used in automobiles, trucks, trailers, tractors, farm and industrial machinery, and other equipment. The Automotive Products Business accounted for approximately 11% and 12% of the Company's 1997 and 1996 sales respectively. In 1997, the Automotive Products Business manufactured approximately 40% of the products it sold and approximately 39% in 1996, and purchased the balance of its products from other sources, including foreign sources.

     DISTRIBUTION AND MARKET

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

     INVENTORY

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

     RAW MATERIALS

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

     FOREIGN RISK

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

     COMPETITION

     The Automotive Products Business engages in a highly competitive business. Competitors include other domestic and foreign bearing manufacturers, which sell in the original equipment and replacement markets. Many of those manufacturers have greater financial and other resources than the Company.

INDUSTRIAL PRODUCTS BUSINESS

     GENERAL

     The Industrial Products Business purchases and markets a proprietary line of machine tools. The current line of machine tools distributed by the Industrial Products Business includes milling, drilling, turning and fabricating machines. The Industrial Products Business purchases most of the machine tools marketed by it from foreign companies, which manufacture the machine tools to the Company's specifications. This Business manufactures CNC bed mills and electrical control panels for machine tools. The Industrial Products Business accounted for approximately 5% of the Company's consolidated sales in each of the years 1997 and 1996.

     DISTRIBUTION AND MARKET

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

     FOREIGN RISK

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

     COMPETITION

     The Industrial Products Business competes with manufacturers, importers, and other distributors of machine tools many of whom have greater financial resources than the Company. The Company's machine tool business generally is competitive as to price, warranty and service, and maintains personnel to install and service machine tools.

EMPLOYEES

     As of December 31, 1997, the Company employed 1,685 persons. As of that date, (a) the Chemical Business employed 563 persons, with 135 represented by unions under agreements expiring in August 1998 and February 1999, (b) the Climate Control Business employed 669 persons, none of whom are represented by a union, and (c) the Automotive Products Business employed 315 persons, with 27 represented by unions under an agreement expiring in July 2000.

RESEARCH AND DEVELOPMENT

     The Company incurred approximately $394,000 in 1997, $532,000 in 1996,and $501,000 in 1995 on research and development relating to the development of new products or the improvement of existing products. All expenditures for research and development related to the development of new products and improvements are sponsored by the Company.

ENVIRONMENTAL MATTERS

     The Company and its operations are subject to numerous Environmental
Laws and to other federal, state and local laws regarding health and safety matters ("Health Laws"). In particular, the manufacture and distribution of chemical products are activities which entail environmental risks and impose obligations under the Environmental Laws and the Health Laws, many of which provide for substantial fines and criminal sanctions for violations, and there can be no assurance that material costs or liabilities will not be incurred by the Company in complying with such laws or in paying fines or penalties for violation of such laws. The Environmental Laws and Health Laws and enforcement policies thereunder relating to the Chemical Business have in the past resulted, and could in the future result, in penalties, cleanup costs, or other liabilities relating to the handling, manufacture, use, emission, discharge or disposal of pollutants or other substances at or from the Company's facilities or the use or disposal of certain of its chemical products. Significant expenditures have been incurred by the Chemical Business at the El Dorado Facility in order to comply with the Environmental Laws and Health Laws. The Chemical Business may be required to make additional significant site or operational modifications at the El Dorado Facility, potentially involving substantial expenditures and reduction, suspension or cessation of certain operations. See "Special Note Regarding Forward-Looking Statements;" "Management's Discussion and Analysis of Financial Condition and Results of Operations-Chemical Business" and "Legal Proceedings."

     The Arkansas Department of Pollution Control & Ecology ("ADPC&E") performed an environmental inspection at the Chemical Business' El Dorado Facility in 1994, which included a review of the plant's compliance with Environmental Laws relating to wastewater and stormwater discharges, air emissions, and solid and hazardous waste practices. The reports prepared by the ADPC&E in connection with the inspection noted, in part, that releases of contaminants to groundwater were suspected to have occurred at the El Dorado Facility. In 1995, the Chemical Business and the ADPC&E entered into an administrative consent order which provided for penalties of $150,000 (including $125,000 to be spent on environmental improvements at the El Dorado Facility), and required the Chemical Business to investigate the nature and extent of the existing groundwater contamination, to take steps to reduce future groundwater contamination, and to address certain other environmental compliance issues at the El Dorado Facility (the "Inspection Consent Order"). Pursuant to the Inspection Consent Order, the Chemical Business installed additional monitoring wells at the El Dorado Facility in accordance with a workplan approved by the ADPC&E, and submitted the test results to ADPC&E. The results indicated that a risk assessment should be conducted on nitrates present in the shallow groundwater. The Chemical Business' consultant has completed this risk assessment, and has forwarded it to the ADPC&E for approval. The risk assessment concludes that, although there are contaminants at the El Dorado Facility and in the groundwater, the levels of such contaminants at the El Dorado Facility and in the groundwater do not present an unacceptable risk to human health and the environment. Based on this conclusion, the Chemical Business' consultant has recommended continued monitoring at the site for five years. The ADPC&E has not yet responded to the Chemical Business' proposal. There can be no assurance that the risk assessment will be approved by the ADPC&E, or that further work will not be required.

     In addition, in accordance with the Inspection Consent Order, the Chemical Business currently plans to upgrade the El Dorado Facility's wastewater treatment plant, and anticipates that significant related capital expenditures will be incurred to complete this project. Because the Company is still investigating this matter, the Company cannot predict the amount of such expenditures. Furthermore, the El Dorado Facility's new wastewater permit currently is being reviewed for renewal by the ADPC&E. The new permit may impose additional or more stringent limitations on the plant's wastewater discharges. The Company believes, although there can be no assurance, that any such new limitations would not have a material adverse effect on the Company. See "Special Note Regarding Forward-Looking Statements."

     During May 1997, approximately 2,300 gallons of caustic material spilled when a valve in a storage vessel located at the El Dorado Facility failed, resulting in a release of such material to a stormwater drain, and according to ADPC&E records, a minor fish kill in a creek near the El Dorado Facility. The Chemical Business and the ADPC&E are currently negotiating a proposed civil consent administrative order to resolve this matter, which would require the payment of a civil penalty. The Company has received a draft of a proposed consent administrative order from the ADPC&E that, as part of the settlement of claims by the ADPC&E resulting from the spill, includes a proposed $201,700 civil penalty to be paid by the Chemical Business. The proposed penalty of $201,700 includes $125,000 which previously was agreed could be paid under the Inspection Consent Order in the form of environmental improvements at the El Dorado Facility. The proposed consent administrative order is attempting to require the Chemical Business to pay, in cash, the $125,000 in lieu of allowing the $125,000 to be paid in the form of improvements at the El Dorado Facility as provided in the Inspection Consent Order. The Company believes that the proposed civil penalty is excessive and intends to seek a reduction to such and to allow the Chemical Business to use the $125,000 of the proposed $201,700 penalty in the manner originally provided for in the Inspection Consent Order. The draft of the proposed consent administrative order also requires the Chemical Business to undertake certain additional compliance measures and equipment improvements related to the El Dorado Facility's wastewater treatment system over the next four years. However, in a letter dated March 5, 1998, the U. S. Environmental Protection Agency ("EPA") advised the ADPC&E that the four year time period allowed in the proposed consent administrative order for completion of the additional compliance measures and modifications to the El Dorado Facility's wastewater treatment system may be excessive and has requested further information from the ADPC&E regarding the compliance and modifications. The proposed consent administrative order provides for penalties to be paid by the Chemical Business if it fails to meet any requirements of the proposed order, with such penalties ranging from $500 per day to $2,500 per day depending on the number of days that the Chemical Business is not in compliance with such order. Although the Company does not believe the proposed consent administrative order, if completed, will have a material adverse effect on the Company's business, there can be no assurance that penalties and required expenditures related to the order will not have such an effect. See "Special Note Regarding Forward-Looking Statements." The proposed consent administrative order purports to supersede the Inspection Consent Order. If the proposed consent administrative order is completed in its present form, then, to the extent that the requirements of the proposed consent administrative order have been previously satisfied by the Company (under the Inspection Consent Order or otherwise), the requirements of the proposed consent administrative order will be deemed satisfied upon approval by the ADPC&E. Any consent administrative order settling the spill of nitric acid is subject to final negotiations and finalization of a definitive order.

     The El Dorado Facility's air permit required it to cease operation of certain older nitric acid concentrators (the "Older Nitric Acid Concentrators") within a certain period of time after the initiation of operations of the DSN Plant. Due to certain start-up problems with the DSN Plant, including excess emissions from various emission sources, the Chemical Business and the ADPC&E entered into certain agreements, including an administrative consent order (the "Air Consent Order") in 1995 to resolve certain of the Chemical Business' past violations and to permit the Chemical Business to operate the Older Nitric Acid Concentrators until the ADPC&E has made a final decision regarding the El Dorado Facility's air permit, including whether the Older Nitric Acid Concentrators may continue to operate. Although the Company expects that the Chemical Business will be able to continue to operate the Older Nitric Acid Concentrators, there can be no assurance that the ADPC&E will allow it to continue to do so. The Air Consent Order also provides for payment of a civil penalty of $50,000, which the Chemical Business has paid, and requires installation of certain pollution control equipment and completion of certain maintenance activities at the El Dorado Facility to eliminate certain off-site hazing problems. The Air Consent Order was amended in 1996 and 1997. The second amendment to the Air Consent Order (the "1997 Amendment") provided for certain stipulated penalties of $1,000 per hour to $10,000 per day for continued off-site emission events and deferred enforcement for other alleged air permit violations. The 1997 Amendment acknowledges that the Chemical Business has completed the installation of the pollution control equipment and maintenance activities required under the Air Consent Order. Nonetheless, the Chemical Business was assessed an additional penalty of $150,000, as well as a payment of an additional $50,000 to fund certain environmental projects, with respect to a number of alleged permit violations relating to off-site emissions and other air permit conditions.
The Chemical Business has paid both the penalty and the additional sums required by the 1997 Amendment. Since the 1997 Amendment and as of the date of this Prospectus, the Chemical Business has been assessed stipulated penalties of approximately $67,000 by the ADPC&E for violations of certain provisions of the 1997 Amendment. The Chemical Business believes that the El Dorado Facility has made progress in controlling certain off-site emissions; however, such off-site emissions have occurred, and continue to occur, from time to time, which could result in the assessment of additional penalties against the Chemical Business by the ADPC&E and could have a material adverse effect on the Company. In addition, the El Dorado Facility was identified as one of 33 significant violators of the federal Clean Air Act in a recent review of Arkansas air programs by the EPA Office of Inspector General. The Company is unable to predict the impact, if any, of such designation. See "Special Note Regarding Forward-Looking Statements."

     During 1996, the Chemical Business expended approximately $6.8 million in connection with capital expenditures relating to compliance with federal, state and local Environmental Laws at its El Dorado Facility, including, but not limited to, compliance with the Air Consent Order, as amended. During 1997, the Chemical Business spent approximately $1.1 million for capital expenditures relating to environmental control facilities at its El Dorado Facility to comply with Environmental Laws, including, but not limited to, the Air Consent Order, as amended, and it is anticipated that such expenditures will total approximately $0.9 million for 1998 (excluding the implementation of any recommendations made in the Audit Report, as defined under "Legal Proceedings"). No assurance can be made that the actual expenditures of the Chemical Business for such matters will not exceed the estimated amounts by a substantial margin, which could have a material adverse effect on the Company and its financial condition. The amount to be spent during 1998 for capital expenditures related to compliance with Environmental Laws is dependent upon a variety of factors, including, but not limited to, the occurrence of additional releases or threatened releases (particularly air emissions) into the environment, or changes in the Environmental Laws (or in the enforcement or interpretation by any federal or state agency or court of competent jurisdiction). See "Special Note Regarding Forward-Looking Statements." Failure to satisfactorily resolve the pending noncompliance issues with the ADPC&E, or additional orders from the ADPC&E imposing penalties, or requiring the Chemical Business to spend more for environmental improvements or curtail production activities at the El Dorado Facility, could have a material adverse effect on the Company.

     The Chemical Business is also involved in various lawsuits pending in federal court relating to environmental issues at the El Dorado Facility similar to the environmental issues discussed above and covered by the Air Consent Order, as amended, with the ADPC&E. The amounts to be spent during 1998, as discussed herein, for compliance with applicable federal, state and local Environmental Laws at the El Dorado Facility do not include expenditures, if any, that may be required to comply with any court order resulting from such lawsuits. See "Business - Legal Proceedings.

YEAR 2000 ISSUES

     Historically, most computer programs have been written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This, in turn, could result in major system failures or miscalculations and is generally referred to as the "Year 2000" problem.

     The Company recognizes the need to ensure its operations will not be adversely impacted by the Year 2000 software problem. Starting in 1996 the Company began the process of identifying the changes required to their computer systems to make them Year 2000 compliant. The Company conducted a comprehensive review to identify the systems that could be affected by the Year 2000 problem and developed an implementation plan to address the problem. The Company expects its Year 2000 date implementation plan to be completed by the end of 1998. During the execution of its implementation plan the Company will incur internal staff costs as well as consulting and other expenses related to modifications necessary to prepare the systems for the year 2000. The Company does not anticipate that the Year 2000 problem will pose any significant operational problems or that the expenses incurred will have a material impact on its financial position or results of operation. However, if the modifications and conversions are not completed timely by the Company or its major material and service providers, the Year 2000 problem may have a material impact on the operations of the Company. In addition, the Company has sent to their major material and service providers questionnaires as to whether they are making, or have made, the necessary changes to their computer programs as to the Year 2000 issues. The Company has not received responses to these questionnaires from all of their major material and service providers as of the date of this report. As a result, the Company is unable to determine whether its major material and service providers will have made the necessary modifications in order to comply with the Year 2000 issues or whether such failure to make such modifications will have a material adverse effect on the Company. See "Special Note Regarding Forward-Looking Statements".

ITEM 2.  PROPERTIES

CHEMICAL BUSINESS

     The Chemical Business primarily conducts manufacturing operations (i) on 150 acres of a 1,400 acre tract of land located in El Dorado, Arkansas (the "El Dorado Facility"), (ii) in a facility of approximately 60,000 square feet located on ten acres of land in Hallowell, Kansas ("Kansas Facility") and
(iii) in a mixed acid plant in Wilmington, North Carolina ("Wilmington Plant"). The Chemical Business owns all of its manufacturing facilities, with the El Dorado Facility and the Wilmington Plant subject to mortgages. In addition, the Chemical Business has four manufacturing facilities in Australia and one in New Zealand that produce bulk and packaged explosives.

     As of December 31, 1997, the El Dorado Facility was utilized at approximately 78% of capacity, based on continuous operation.

     The Chemical Business operates its Kansas Facility from buildings located on an approximate ten acre site in southeastern Kansas, and a research and testing facility comprising approximately ten acres, including buildings and equipment thereon, located in southeastern Kansas, which it owns.

     In addition, the Chemical Business distributes its products through 31 agricultural and explosive distribution centers. The Chemical Business currently operates 21 agricultural distribution centers, with 15 of the centers located in Texas (12 of which the Company owns and three of which it leases); one center located in Oklahoma which the Company owns; two centers located in Missouri (one of which the Company owns and one of which it leases); and three centers located in Tennessee (all of which the company owns). The Chemical Business currently operates six domestic explosives distribution centers located in Hallowell, Kansas (owned); Bonne Terre, Missouri (owned); Poca, West Virginia (leased); Owensboro and Combs, Kentucky (leased); and Pryor, Oklahoma (leased). The Chemical Business also has four explosives distribution centers in Australia, all of which are leased, and one explosives distribution center located in New Zealand, which is leased.

CLIMATE CONTROL BUSINESS

     The Climate Control Business conducts its fan coil manufacturing operations in a facility located in Oklahoma City, Oklahoma, consisting of approximately 265,000 square feet. The Company owns this facility subject to a mortgage. As of December 31, 1997, the Climate Control Business was using the productive capacity of the above referenced facilities to the extent of approximately 92%, based on three, eight-hour shifts per day and a five-day week in one department and one and one half eight-hour shifts per day and a five-day week in all other departments.

     The Climate Control Business manufactures most of its heat pump products in a leased 270,000 square foot facility in Oklahoma City, Oklahoma, which it leases from an unrelated party. The lease term began March 1, 1988, after renewal in October 1997, and expires February 28, 2003, with options to renew for additional five-year periods, and currently provides for the payment of rent in the amount of $52,389 per month. The Company also has an option to acquire the facility at any time in return for the assumption of the then outstanding balance of the lessor's mortgage. As of December 31, 1997, the productive capacity of this manufacturing operation was being utilized to the extent of approximately 75%, based on two twelve-hour shifts per day and a seven-day week in one department and one eight-hour shift per day and a five-day week in all other departments.

     All of the properties utilized by the Climate Control Business are considered by the Company management to be suitable and adequate to meet the current needs of that Business.

AUTOMOTIVE PRODUCTS BUSINESS

     The Automotive Products Business conducts its operations in plant facilities principally located in Oklahoma City, Oklahoma which are considered by Company management to be suitable and adequate to meet its needs. One of the manufacturing facilities occupies a building owned by the Company, subject to mortgages, totaling approximately 178,000 square feet. The Automotive Products Business also uses additional manufacturing facilities located in Oklahoma City, Oklahoma, owned and leased by the Company totaling approximately 158,000 square feet. During 1997, the Automotive Products Business under utilized the productive capacity of its facilities.

     International Bearings, Inc. ("IBI"), a subsidiary of the Company operating as a separate entity within the Automotive Products Division, operates from a Company owned warehouse of approximately 45,000 square feet in an industrial park section of Memphis, Tennessee.

INDUSTRIAL PRODUCTS BUSINESS

     The Company owns several buildings, some of which are subject to mortgages, totaling approximately 360,000 square feet located in Oklahoma City and Tulsa, Oklahoma, which the Industrial Products Business uses for showrooms, offices, warehouse and manufacturing facilities. The Company also owns real property located near or adjacent to the above-referenced buildings in Oklahoma City, Oklahoma, which the Industrial Products Business uses for parking and storage. The Company also leases facilities in Middletown, New York containing approximately 25,000 square feet for manufacturing operations.

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

ITEM 3.  LEGAL PROCEEDINGS

     In 1987, the U.S. Environmental Protection Agency ("EPA") notified one of the Company's subsidiaries, along with numerous other companies, of potential responsibility for clean-up of a waste disposal site in Oklahoma.
In 1990, the EPA added the site to the National Priorities List. Following the remedial investigation and feasibility study, in 1992 the Regional Administrator of the EPA signed the Record of Decision ("ROD") for the site. The ROD detailed EPA's selected remedial action for the site and estimated the cost of the remedy at $3.6 million. In 1992, the Company made settlement proposals which would have entailed a collective payment by the subsidiaries of $47,000. The site owner rejected this offer and proposed a counteroffer of $245,000 plus a reopener for costs over $12.5 million. The EPA rejected the Company's offer, allocating 60% of the cleanup costs to the potentially responsible parties and 40% to the site operator. The EPA estimated the total cleanup costs at $10.1 million as of February 1993. The site owner rejected all settlements with the EPA, after which the EPA issued an order to the site owner to conduct the remedial design/remedial action approved for the site.
In August 1997, the site owner issued an "invitation to settle" to various parties, alleging the total cleanup costs at the site may exceed $22 million.

     No legal action has yet been filed. The amount of the Company's cost associated with the cleanup of the site is unknown due to continuing changes in the estimated total cost of cleanup of the site and the percentage of the total waste which was alleged to have been contributed to the site by the Company. As of December 31, 1997, the Company has accrued an amount based on a recent preliminary settlement proposal by the alleged potential responsible parties; however, there is no assurance such proposal will be accepted. Such amount is not material to the Company's financial position or results of operations. This estimate is subject to material change in the near term as additional information is obtained. The subsidiary's insurance carriers have been notified of this matter; however, the amount of possible coverage, if any, is not yet determinable.

     Roy Carr, et al. v. El Dorado Chemical Company ("Carr Case"); Richard Detraz, et al. v. El Dorado Chemical Company ("Detraz Case"); Roy A. Carr, Sr., et al. v. El Dorado Chemical Company ("Citizen Suit"). The Carr Case, which was filed against EDC on June 26, 1996, the Detraz Case, which was filed against EDC on October 14, 1996, and the Citizen Suit, which was filed against EDC on October 17, 1996, are pending in the United States District Court, Western District of Arkansas, El Dorado Division. The plaintiffs in the Carr Case and the Citizen Suit reside in the area surrounding EDC's El Dorado Facility, while the plaintiffs in the Detraz Case reside in various locations throughout the El Dorado, Arkansas, metropolitan area. Because the parties to the Carr Case and the Citizen Suit are substantially the same, and the cases allege similar facts, the court consolidated these two cases, although they are based on different legal theories. The plaintiffs in the Citizen Suit allege violations of the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), as amended by the Emergency Planning Community Right-To-Know Act ("EPCRA"), the Clean Air Act and the Clean Water Act, and permits issued to EDC under certain of these laws. Under the terms of such laws, the plaintiffs in the Citizen Suit are seeking penalties of up to $25,000 for each day in which EDC violated such acts, if any, and injunctive relief requiring EDC to remediate any such alleged violations and relating to future violations. The plaintiffs in the Carr Case seek an unspecified amount of damages under various toxic tort theories for alleged bodily injury and property damage resulting from alleged releases of toxic substances into the environment from the El Dorado Facility, as well as punitive damages and damages for any diminution in the value of plaintiffs' property resulting from the alleged releases. The Detraz Case, like the Carr Case, is based on various toxic tort theories. The plaintiffs in the Detraz Case are seeking to have the case certified as a class action for persons who allegedly have been affected by emissions from the El Dorado Facility, which certification EDC is contesting. During the first quarter of 1998, the Company's Chemical Business agreed in principal to settle the Carr Case, Detraz Case and Citizen Suit.
The settlements of the Carr Case and the Detraz Case, if completed, will require certain payments to be made to the plaintiffs, which payments will be funded primarily by the Company's EIL Insurance (as defined below). The settlement of the Citizen Suit, if completed, will require the Company's Chemical Business to implement at the El Dorado Facility and at the Company's expense the reasonable and necessary environmentally related recommendations made in the Audit Report discussed and defined below in connection with the Carr Case. Based on what the Company has been orally advised by the environmental engineering firm performing the evaluation, the Company does not believe that the implementation of such recommendations, if any, will have a material adverse effect on the Company. See "Special Note Regarding Forward-Looking Statements." The settlement in the Carr Case, Detraz Case and Citizen Suit are subject to finalization of definitive settlement agreements. The settlement of the Detraz Case will be subject, among other things, to court approval, while the settlement of the Citizen Suit will be subject, among other things, to approval by the court or the United States Environmental Protection Agency.

     In January 1997, EDC entered into an agreed order (the "Carr Order") in the Carr Case pursuant to which EDC agreed (i) not to emit substances from the El Dorado Facility which create a nuisance on the plaintiffs' property (as defined in the Carr Order to include any off-site haze that reaches the plaintiffs' property), (ii) to operate in compliance with emission limitations and certain other requirements established by EDC's permit for the El Dorado Facility, (iii) to establish a system for monitoring and reporting (including to the plaintiffs) permit exceedences and releases of reportable quantities of hazardous substances. The Carr Order further provides that the court shall retain jurisdiction of the issues covered by the Carr Order for the purposes of enabling the parties in the Carr Case to apply to the court for any order that may be necessary to interpret, carry out, modify or enforce the Carr Order. In connection with the Carr Order, the plaintiffs have filed two motions for contempt against EDC for violations, or alleged violations, of the Carr Order. On one occasion, the court held that EDC had created a nuisance at the property of one of the plaintiffs as a result of certain emissions from the El Dorado Facility and assessed a $500 penalty against EDC and ordered EDC to pay plaintiffs' attorneys' fees in connection with bringing such motion. The plaintiffs in the Carr Case withdrew the other motion for contempt pending an audit of the operation of the El Dorado Facility. The parties to the Carr Case entered into an audit agreement to evaluate facility operations and emissions by an environmental engineering firm, which environmental engineering firm has issued an audit report as to its findings ("Audit Report"). Other incidents have occurred or may occur in the future which could, if the Carr Case is not settled as discussed above, give rise to the filing of additional motions for contempt alleging violations of the Carr Order, and, if the Company is found to have violated the Carr Order, it could result in the possible assessment of additional fines, penalties and costs against EDC that could have a material adverse effect on the Company and/or the Chemical Business. See "Special Note Regarding Forward-Looking Statements." If the Carr Case is settled as discussed above, then the Carr Order would be terminated as part of such settlement.

     The Chemical Business maintains an Environmental Impairment Insurance Policy ("EIL Insurance") that provides coverage to the Chemical Business for certain discharges, dispersal, releases, or escapes of certain contaminants and pollutants into or upon land, the atmosphere or any water course or body of water from the El Dorado Facility, which has caused bodily injury, property damage or contamination to others or to other property not located on the El Dorado Facility site. The EIL Insurance provides limits of liability for each loss up to $10 million, except $5 million for all remediation expenses, with the maximum limit of liability for all claims under the EIL Insurance not to exceed $10 million for all losses and remediation expenses. The EIL Insurance also provides for a retention of the first $500,000 per loss or remediation expense to be paid by the Chemical Business. The Chemical Business has given notice of the pending legal actions in the Carr Case, the Detraz Case and the Citizen Suit to the EIL Insurance carrier ("EIL Carrier"), and the EIL Carrier has agreed to provide a defense for the Company in each case. The defense regarding the Citizen Suit has been undertaken by the EIL Carrier subject to a reservation of rights, indicating that the EIL Carrier may make a determination that it does not believe that any liability in the Citizen Suit is covered by the EIL Insurance, and, on that basis, deny coverage regarding the Citizens Suit and seek reimbursement of its related legal expenditures paid in connection with the Citizen Suit. The Company believes that the EIL Insurance will provide coverage for actual damages, if any, sustained by the plaintiffs in the Carr Case and the Detraz Case up to the limits of the policy in excess of the $500,000 retention, but will not provide coverage for punitive damages, and may not provide coverage for the costs of injunctive relief and penalties resulting from the litigation. As of January 26, 1998, the Company had submitted claims to the EIL Carrier of approximately $1.2 million for legal and consulting fees and expenses, or approximately $700,000 in excess of the self-insured retention. The EIL Carrier has reimbursed the Chemical Business for $405,000 of such fees and expenses (after taking into account the amount of the retention under the EIL Insurance) and has agreed to pay such future fees and expenses, subject to reservation of rights relating to the Citizen Suit. The amount of the settlements of the Carr Case and the Detraz Case, if completed, and the amount paid under the EIL Insurance for legal and other expenses relating to the defense of the Carr Case, Detraz Case and Citizen Suit reduce the amount that may be paid under the EIL Insurance.

     Arch Mineral Corporation, et al. v. ICI Explosives USA, Inc., et al.
On May 24, 1996, the plaintiffs filed this civil cause of action against EDC and five other unrelated commercial explosives manufacturers alleging that the defendants allegedly violated certain federal and state antitrust laws in connection with alleged price fixing of certain explosive products. This cause of action is pending in the United States District Court, Southern District of Indiana. The plaintiffs are suing for an unspecified amount of damages, which, pursuant to statute, plaintiffs are seeking be trebled, together with costs. Plaintiffs are also seeking a permanent injunction enjoining defendants from further alleged anti-competitive activities. Based on the information presently available to EDC, EDC does not believe that EDC conspired with any party, including, but not limited to, the five other defendants, to fix prices in connection with the sale of commercial explosives. Discovery has only recently commenced in this matter. EDC intends to vigorously defend itself in this matter. See "Special Note Regarding Forward-Looking Statements."

     ASARCO v. ICI, et al.   The U. S. District Court for the Eastern
District of Missouri has granted ASARCO and other plaintiffs in a lawsuit originally brought against various commercial explosives manufacturers in Missouri, and consolidated with other lawsuits in Utah, leave to add EDC as a defendant in that lawsuit. This lawsuit alleges a national conspiracy, as well as a regional conspiracy, directed against explosive customers in Missouri and seeks unspecified damages. EDC has been included in this lawsuit because it sold products to customers in Missouri during a time in which other defendants have admitted to participating in an antitrust conspiracy, and because it has been sued in the Arch case discussed above. Based on the information presently available to EDC, EDC does not believe that EDC conspired with any party, to fix prices in connection with the sale of commercial explosives. EDC intends to vigorously defend itself in this matter. See "Special Note Regarding Forward-Looking Statements."

     Department of Justice Investigation of Explosives Industry. For several years, certain members of the explosives industry have been the focus of grand jury investigations being conducted by the DOJ in connection with criminal antitrust allegations involving price fixing. Certain explosives companies, other than the Company, including all the Company's major competitors, and individuals employed by certain of those competitors, were indicted and have pled guilty to criminal antitrust violations. The guilty pleas have resulted in a total of nearly $40 million in criminal fines. In connection with the grand jury investigation, the Company's Chemical Business received and has complied with two document subpoenas, certain of the Company's Chemical Business employees have been interviewed by the DOJ under grants of immunity from prosecution, and certain of the Company's Chemical Business employees have testified under subpoena before a grand jury under grants of immunity in connection with the investigation. The Company believes that it has cooperated fully with the government's investigation. Recently, the Company had been informed by an official of the DOJ that it was not currently a target of the above investigation or of any grand jury investigating criminal antitrust activity in the explosives or ammonium nitrate industries. See "Special Note Regarding Forward-Looking Statements."

     Eugene Lowe, et al. v. Teresa Trucking, Inc., pending in the Circuit Court of Lincoln County, West Virginia. During the third quarter of 1997, EDC was served with this lawsuit in which approximately 27 plaintiffs have sued approximately 13 defendants, including EDC, alleging personal injury and property damage for undifferentiated compensatory and punitive damages of approximately $7,000,000. Specifically, the plaintiffs assert blast damage claims, nuisance (road dust from coal trucks) and personal injury claims (exposure to toxic materials in blasting materials) on behalf of residents living near the Heartland Coal Company ("Heartland") strip mine in Lincoln County, West Virginia. Heartland employed EDC to provide blasting materials and personnel to load and shoot holes drilled by employees of Heartland. Down hole blasting services were provided by EDC at Heartland's premises from approximately August 1991, until approximately August 1994. Subsequent to August 1994, EDC supplied blasting materials to the reclamation contractor at Heartland's mine. In connection with EDC's activities at Heartland, EDC has entered into a contractual indemnity to Heartland to indemnify Heartland under certain conditions for acts or actions taken by EDC or for which EDC failed to take, and Heartland is alleging that EDC is liable thereunder for Heartland's defense costs and any losses to, or damages sustained by, the plaintiffs in this lawsuit.

     Discovery has only recently begun in this matter, and the Company intends to vigorously defend itself in this matter. EDC has provided notification of this lawsuit to its three insurance carriers providing primary insurance coverage to EDC during the period covered by the plaintiff's allegations. The one insurance carrier whose policy provides for defense has indicated it will share in the defense of this lawsuit. The remaining two insurance carriers have indicated that they will be defending this lawsuit under a reservation of rights. Based on information provided to EDC by its counsel handling this matter, the Company does not believe that this matter will have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.


ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY

IDENTIFICATION OF EXECUTIVE OFFICERS

     The following table identifies the executive officers of the Company.

                           Position and             Served as
                           Offices with             an Officer
Name                Age    the Company                 from

Jack E. Golsen      69     Board Chairman        December, 1968
                           and President

Barry H. Golsen     47     Board Vice Chairman     August, 1981
                           and President of the
                           Environmental
                           Control Business

David R. Goss       57     Senior Vice              March, 1969
                           President of
                           Operations and
                           Director

Tony M. Shelby      56     Senior Vice              March, 1969
                           President - Chief
                           Financial Officer,
                           and Director

Jim D. Jones        56     Vice President -         April, 1977
                           Treasurer and
                           Corporate Controller

David M. Shear      38     Vice President and       March, 1990
                           General Counsel


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

FAMILY RELATIONSHIPS

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

                             Fiscal Year Ended
                                December 31,

                         1997                1996

          Quarter   High      Low       High      Low
          First     5 1/4     4 1/8     6 3/8     3 1/2
          Second    5         4         6 1/4     4 5/8
          Third     5         3 5/8     5 1/8     3 1/2
          Fourth    5 13/16   3 5/8     5         3 1/2

STOCKHOLDERS

     As of February 28, 1998, the Company had 1,058 record holders of its Common Stock.

DIVIDENDS

     Holders of the Company's Common Stock are entitled to receive dividends only when, as, and if declared by the Board of Directors. No dividends may be paid on the Company's Common Stock until all required dividends are paid on the outstanding shares of the Company's Preferred Stock, or declared and amounts set apart for the current period, and, if cumulative, prior periods. The Company has issued and outstanding as of December 31, 1997, 915,000 shares of $3.25 Convertible Exchangeable Class C Preferred Stock, Series 2 ("Series 2 Preferred"), 1,539 shares of a series of Convertible Non Cumulative Preferred Stock ("Non Cumulative Preferred Stock") and 20,000 shares of Series B 12% Convertible, Cumulative Preferred Stock ("Series B Preferred"). Each share of Preferred Stock is entitled to receive an annual dividend, if, as and when declared by the Board of Directors, payable as follows: (i) Series 2 Preferred at the rate of $3.25 a share payable quarterly in arrears on March 15, June 15, September 15 and December 15, which dividend is cumulative, (ii) Non Cumulative Preferred Stock at the rate of $10.00 a share payable April 1, and (iii) Series B Preferred at the rate of $12.00 a share payable January 1, which dividend is cumulative. The Company has a policy as to the payment of annual cash dividends on its outstanding Common Stock of $.06 per share, payable at $.03 per share semiannually, subject to change or termination by the Board of Directors at any time. The Company paid a cash dividend of $.03 a share on its outstanding Common Stock on July 1, 1997, and January 1, 1998; however, there are no assurances that this policy will not be terminated or changed by the Board of Directors. See Notes 8, 9 and 10 of Notes to Consolidated Financial Statements.

     Under the terms of a loan agreement between the Company and its lender, the Company may, so long as no event of default has occurred and is continuing under the loan agreement, make currently scheduled dividends and pay dividends on its outstanding Preferred Stock and pay annual dividends on its Common Stock equal to $.06 per share. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the financial covenants which the Company's failure to maintain could result in an event of default. In addition, the loan agreement with the lender includes as an event of default an ownership change if any Person (except Jack
E. Golsen or members of his Immediate Family and any entity controlled by Jack
E. Golsen or members of his Immediate Family together with such Person's affiliates and associates), is or becomes the beneficial owner, directly or indirectly, of more than fifty percent (50%) of the outstanding Common Stock of the Company. The term "Immediate Family" of any Person means the spouse, siblings, children, mothers and mothers-in-law, fathers and fathers-in-law, sons and daughters-in-law, daughters and sons-in-law, nieces, nephews, brothers and sisters-in-law, and sisters and brothers-in-law.

     The Company is a holding company and, accordingly, its ability to pay dividends on its Preferred Stock and its Common Stock is dependent in large part on its ability to obtain funds from its subsidiaries. The ability of ClimaChem and its wholly owned subsidiaries to pay dividends to the Company, to fund the payment of dividends by the Company, or for other purposes, is restricted by certain covenants contained in the Indenture to which they are parties.

     Under the terms of the Indenture, ClimaChem cannot transfer funds to the Company in the form of cash dividends or other distributions or advances, except for (i) the amount of taxes that ClimaChem would be required to pay if they were not consolidated with the Company and (ii) an amount not to exceed fifty percent (50%) of ClimaChem's net income for the year in question and
(iii) the amount of direct and indirect costs and expenses incurred by the Company on behalf of ClimaChem pursuant to a certain services agreement and a certain management agreement to which ClimaChem and the Company are parties. See Note 5 of Notes to Consolidated Financial Statements and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

     During 1997, the following securities were sold by the Company in transactions not registered under the Securities Act of 1933, as amended ("Securities Act"):

     1.   Common Stock sold pursuant to the exercise of Non-Qualified Stock
          Options;

          (a) On May 29, 1997, 15,000 shares of Common Stock were sold by the Company to Dr. Robert C. Brown, a director of the Company, in connection with the exercise of a Non-Qualified Stock Option Agreement granted to Dr. Brown on June 1, 1992. The exercise price paid by Dr. Brown was $3.125 per share, being the fair market value of such stock on the date of grant of the Non-Qualified Stock Option.

          (b) On May 29, 1997, 15,000 shares of Common Stock were sold by the Company to Bernard Ille, a director of the Company, upon the exercise of a Non-Qualified Stock Option Agreement granted to Mr. Ille on June 1, 1992. The exercise price paid by Mr. Ille was $3.125 per share, being the fair market value of such stock on the date of grant of the Non-Qualified Option.

          (c) On May 29, 1997, 5,000 shares of Common Stock were sold by the Company to Dr. Jerome Shaffer, a director of the Company, upon the exercise of a Non-Qualified Stock Option Agreement, granted to Dr. Shaffer on June 1, 1992. The exercise price paid by Dr. Shaffer was $3.125 per share, being the fair market value of such stock on the date of grant of the Non-Qualified Option.

          (d) The shares of Common Stock sold to Drs. Brown and Shaffer and Mr. Ille described in (a), (b), and (c) above exempt from registration under Section 4(2) of the Securities Act since Drs. Brown and Shaffer and Mr. Ille are members of the Board of Directors of the Company.

     2. On November 26, 1997, the Company's wholly owned subsidiary, ClimaChem, Inc., ("ClimaChem"), sold $105 million of senior notes due 2007 (the "Notes") in a transaction exempt from registration under Section 4(2) of the Securities Act. The Notes were sold by ClimaChem to Wasserstein Perella Securities, Inc., (the "initial Purchaser"), and the Initial Purchaser resold the Notes to qualified institutional buyers in reliance on Rule 144A under the Securities Act. The $105 million in Notes were sold by ClimaChem to the Initial Purchaser at a discount or commission of 3.000% or an aggregate discount or commission of $3,150,000.


ITEM 6.   SELECTED FINANCIAL DATA



                                      Years ended December 31,
                              -------------------------------------------
                             1997      1996      1995      1994      1993
                             -----     -----     -----     -----     -----
                                           (Dollars in Thousands,
                                            except per share data)
Selected Statement of
Operations Data:

   Net sales                $313,929  $307,160  $267,391  $245,025 $232,616
                            ========  ========  ========  ======== ========

   Total Revenues           $320,189  $314,051  $274,115  $249,969 $237,529
                            ========  ========  ========  ======== ========

   Interest expense         $ 14,740  $ 10,017  $ 10,131  $  6,949 $  7,507
                            ========  ========  ========  ======== ========
   Income (loss) from
     continuing
     operations before
     extraordinary
     charge                 $(18,446) $(3,845) $ (3,732)  $    983 $ 11,235
                            ========  ======== =========  ======== ========

   Net income (loss)        $(23,065) $ (3,845) $(3,732)  $ 24,467 $ 12,399
                            ========  ========= ========  ======== ========
   Net income (loss)
   applicable
   to common stock          $(26,294) $ (7,074) $(6,961)  $ 21,232 $10,357
                            ========= ========= ========  ======== =======
   Basic earnings (loss)
     per common share (1):
     Income (loss) from
     continuing
     operations before
     extraordinary
     charge                $  (1.68)  $  (.55)  $  (.53)  $  (.17) $   .77
                           =========  ========  ========  ======== ========
     Net income (loss)     $  (2.04)  $  (.55)  $  (.53)  $   1.57 $   .87
                           =========  ========  ========  ======== ========

  (1) Diluted earnings per common share related to income from continuing operations and net income were $.66 and $.74 in 1993, respectively.

                                       29




ITEM 6. SELECTED FINANCIAL DATA (CONTINUED)

                                            Years ended December 31,
                               --------------------------------------------
                               1997      1996      1995     1994       1993
                                         (Dollars in Thousands,
                                         except per share data)
Selected Balance Sheet Data:

  Total Assets                 $270,653  $261,560  $238,176  $221,281 $196,038
                                =======   =======   =======   =======  =======
  Long-term debt, including
  current portion              $180,941  $132,284  $118,280  $ 91,681 $ 90,395
                                =======   =======   =======    ======   ======
  Redeemable preferred stock   $    146  $    146  $    149  $    152 $    155
                                =======   =======   =======   =======  =======

  Stockholders' Equity         $ 44,496  $ 74,018  $ 81,576  $ 90,599  $74,871
                                =======   =======   =======   =======   ======

Selected other Data:
  Cash dividends declared
    per common share           $    .06  $    .06  $    .06  $    .06  $  .06
                                =======   =======   =======   =======   =====


ITEM 7.                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with a review of the Company's December 31, 1997 Consolidated Financial Statements,
Item 6 "SELECTED FINANCIAL DATA" and Item 1 "BUSINESS" included elsewhere in this report.

       Certain Statements contained in this "Management's Discussion and Analysis of Financial Conditions and Results of Operations" may be deemed forward-looking statements. See "Special Note Regarding Forward-Looking Statements".

OVERVIEW

       The Company is pursuing a strategy of focusing on its more profitable businesses and concentrating on businesses and product lines in niche markets where the Company has established or can establish a position as a market leader. In addition, the Company is seeking to improve its liquidity and profits through liquidation of selected assets that are on its balance sheet and on which it is not realizing an acceptable return nor does it have the potential to do so. In this connection, the Company is developing a plan, subject to the approval of the Board of Directors, to dispose of all non-core and/or non-earning assets. The Company has been concentrating on reshaping the Automotive Products Business by the liquidation of certain of their assets that don't have the potential to earn an acceptable return and focusing on product lines that management believes have strategic advantages within select niche markets. The Company continues to explore its alternatives to accomplish these goals.

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

       The following table contains certain of the information from Note 13 of Notes to the Company's Consolidated Financial Statements about the Company's operations in different industry segments for each of the three years in the period ended December 31, 1997.



                                  1997       1996       1995
                              ---------------------------------
                                      (In Thousands)
Sales:
  Chemical                    $ 156,949   $ 166,163  $ 136,903
  Climate Control               105,909      89,275     83,843
  Industrial Products            15,572      13,776     13,375
  Automotive Products            35,499      37,946     33,270
                                -------     -------    -------
                              $ 313,929   $ 307,160  $ 267,391
                                =======     =======    =======
Gross profit: (1)
  Chemical                    $  19,320   $  25,885  $  26,050
  Climate Control                29,552      21,961     21,694
  Industrial Products             3,776       3,058      2,953
  Automotive Products             3,299       5,868      6,366
                                -------     -------   --------
                              $  55,947   $  56,772  $  57,063
                                =======     =======    =======

Operating profit (loss): (2)
  Chemical                      $ 5,479   $  10,971  $  13,393
  Climate Control                 8,895       5,362      4,630
  Industrial Products              (993)     (2,685)    (1,199)
  Automotive Products            (7,251)     (4,134)    (3,704)
                                 -------     -------   --------

                                  6,130       9,514     13,120

General corporate expenses, net  (9,786)     (3,192)    (6,571)
Interest Expense                (14,740)    (10,017)   (10,131)
                                --------    --------    -------

Loss from continuing
  operations before provision
  for income taxes and extra-
  ordinary charge              $(18,396)  $  (3,695) $  (3,582)
                                ========    ========   ========

Identifiable assets:

    Chemical                  $ 137,570   $ 132,718  $ 111,890
    Climate Control              49,274      50,623     41,331
    Industrial Products           9,929      13,614     17,328
    Automotive Products          42,718      43,212     43,872
                                -------     -------    -------
                                239,491     240,167    214,421

    Corporate assets             31,162      21,393     23,755
                                -------    --------    -------
          Total assets        $ 270,653   $ 261,560  $ 238,176
                                =======     =======    =======



(1) Gross profit by industry segment represents net sales less cost of sales.
(2) Operating profit by industry segment represents revenues less operating expenses before deducting general corporate expenses, interest expense and income taxes.

CHEMICAL BUSINESS

      The Company has grown the Chemical Business through the expansion of its El Dorado Facility and the acquisition of new agricultural distribution centers in key geographical markets that are freight logical to the El Dorado Facility. During the period from December 31, 1995 through December 31, 1997, the net investment in assets of the Chemical Business was increased from $111.9 million to $137.6 million primarily due to the construction of additional capacity to benefit future periods.

     Beginning in 1994, the results of operations of the Chemical Business have been adversely impacted by the high cost of anhydrous ammonia. From its most recent cyclical low in 1986 through 1993, the average Gulf Coast price (the "Spot Price") of anhydrous ammonia was approximately $100 per ton.
During 1994 and in each of the years since, a tightness in supply developed which resulted in an increase in the Spot Price of anhydrous ammonia to an average of approximately $195 per ton. The Company believes that the tightness in supply of anhydrous ammonia that emerged in 1994 was a result of increased industrial usage as the U.S. economy grew, a net consolidation of the domestic capacity and a disruption in supply coming from the former Soviet Union. Although prices for anhydrous ammonia vary considerably from month to month, the annual average price has remained high for each of the last three years. The Company currently purchases approximately 220,000 tons of anhydrous ammonia per year under two contracts, both effective as of January 1, 1997. The Company's purchase price of anhydrous ammonia under these contracts can be higher or lower than the Spot Price of anhydrous ammonia.
The higher prices have been partially passed on to customers; however, the entire cost increase could not be offset resulting in lower gross profit margins during each of the periods since the increase. The company believes there is approximately 2 million tons of additional capacity being constructed in the western hemisphere scheduled for completion in 1998 and 1999. The Company believes this additional capacity may contribute to a decline in the market price of anhydrous ammonia.

     During 1994, the Company undertook construction of the DSN Plant. The DSN Plant began operations in 1995, but due to certain mechanical and design problems, production of concentrated nitric acid during the twelve months ended December 31, 1997 was limited to an average of 170 tons per day, assuming 338 days of annual production or 60% of the stated capacity of 285 tons per day. The limitations on production resulted in significant fixed costs being expended as period costs during the second half of 1996, and the first half of 1997, rather than being absorbed as cost of product being produced and sold. In addition, significant amounts were expended for engineering, consulting, and other costs to bring the DSN Plant up to the stated capacity. During the annual maintenance turnaround in September 1997, management implemented corrective actions which it believes allow the DSN Plant to operate at its stated capacity, depending upon customer specifications, and to fully absorb the costs and produce a quality product. In early October 1997, the DSN Plant was restarted and is currently operating at approximately 260 tons per day due to inventory constraints and customer specifications.

     During July 1997, a subsidiary of the Company entered into an agreement with Bayer Corporation whereby the Company's subsidiaries would act as agent to construct a nitric acid plant located within Bayer's Baytown, Texas chemical plant complex. This plant, when constructed, will be operated by the Company's subsidiary and will supply nitric acid for Bayer's polyurethane units under a long-term supply contract. Management estimates that, after the initial startup phase of operations at the plant, at full production capacity based on terms of the Bayer Agreement and on current market conditions, the plant should generate approximately $50 million in annual revenues. Construction is scheduled to be completed by the end of 1998.

     The Chemical Business' Australian subsidiary, TES, results of operations have been adversely affected due to the recent economic developments in certain countries in Asia. These economic developments in Asia have had a negative impact on the mining industry in Australia which TES services. If these adverse economic conditions in Asia continue for an extended period of time, such could have an adverse effect on the Company's consolidated results of operations for 1998.

CLIMATE CONTROL

     The Climate Control Business manufactures and sells a broad range of hydronic fan coil, air handling, air conditioning, heating, water source heat pumps, and dehumidification products targeted to both commercial and residential new building construction and renovation.

     The Climate Control Business focuses on product lines in the specific niche markets of hydronic fan coils and water source heat pumps and has established a significant market share in these specific markets.

     As indicated in the above table, the Climate Control Business reported improved sales (an increase of 18.6%) and improved operating profit for 1997 as compared to 1996. From December 1995 through December 1997 the net investment in assets of the Climate Control Business was increased from $41.3 million to $49.3 million. During this two year period, additions to property, plant and equipment were $2.7 million and depreciation was approximately $3.1 million.

AUTOMOTIVE AND INDUSTRIAL PRODUCTS BUSINESSES

     As indicated in the above table, during 1997, 1996 and 1995, respectively, the Automotive and Industrial Products Businesses recorded combined sales of $51.1 million, $51.7 million and $ 46.6 million, respectively, and reported operating losses (as defined above) of $8.2 million, $6.8 million, and $4.9 million in 1997 and 1996, and 1995 respectively. The net investment in assets of these Businesses was $52.6 million, $56.8 million and $61.2 million at year end 1997, 1996 and 1995, respectively. While the Company's investment in these businesses has declined from $61.2 million in 1995 to $52.6 million in 1997, the Company expects to realize further reductions in future periods as it implements its proposed plan to dispose of non-core and non-earning assets.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

REVENUES

     Total revenues for 1997 and 1996 were $320.2 million and $314.1 million, respectively (an increase of $6.1 million or 1.9%). Sales increased $6.8 million or 2.2%.

NET SALES

     Consolidated net sales for 1997 were $313.9 million, compared to $307.2 million for 1996, an increase of $6.8 million or 2.2%. This sales increase resulted principally from: (i) increased sales in the Climate Control Business of $16.6 million, primarily due to increased sales of heat pumps; and (ii) increased sales of $1.8 million in the Industrial Products Business due to increased machine tool sales; partially offset by (iii) decreased sales of $2.4 million in the Automotive Products Business due to less units being shipped and product mix; and (iv) decreased sales in the Chemical Business of $9.2 million primarily due to reduced sales of the Company's wholly-owned Australian subsidiary, because of the expiration of certain customer contracts and recent economic developments in Asia.

GROSS PROFIT

     Gross profit decreased $.8 million and was 17.8% of net sales for 1997, compared to 18.5% of net sales for 1996. The gross profit percentage declined in the Automotive Products and Chemical Businesses, but improved in the Climate Control and Industrial Products Businesses.

     The gross profit of the Chemical Business was adversely affected by higher production costs due to (i) the higher cost of anhydrous ammonia which was only partially passed on in the form of higher selling prices, (ii) unabsorbed overhead costs caused by down time related to modifications made to resolve problems associated with mechanical failures, and (iii) environmental matters at the Chemical Business' primary manufacturing plant. These increased costs in 1997 were partially offset by a reduction in cost of sales of $2.1 million through recapture of manufacturing variances of the Chemical Business in the form of business interruption insurance settlements.

     The primary reasons for the decline in gross profit percentage in the Automotive Products Business were (i) less favorable customer mix i.e. decreased sales to higher margin retail customers, and increased sales to Original Equipment Manufacturer (OEM) customers which are lower margin customers, and (ii) increases in manufacturing expenses in excess of increases in production cost absorption attributable to new product lines that have been developed.

     These gross profit declines have been partially offset by gross profit percentage increases due to sales of machine tools carrying a higher gross profit percentage in the Industrial Products Business and increased absorption of costs due to higher production volumes and focus on sales of more profitable product lines in the Climate Control Business.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

     Selling, general and administrative expenses ("SG&A"), as a percent of net sales, were 21.0% in 1997 and 18.7% in 1996. SG&A, as a percent of sales, was approximately 9.8% in 1997 compared to 9.3% in 1996 for the Chemical Business; 21.0% in 1997 compared to 19.8% in 1996 for the Climate Control Business; 32.1% in 1997 compared to 29.5% in 1996 for the Automotive Products Business; and 33.4 % in 1997 compared to 44.4% in 1996 for the Industrial Products Business.

     The increase in the Chemical Business was the result of lower sales in 1997 with relatively constant SG&A expenses. Within SG&A of the Chemical Business, lower provisions for uncollectible accounts receivable in 1997 were offset by increased expenses at the Company's Australian subsidiary in anticipation of sustaining a higher level of business activity. The increase in the Climate Control Business' SG&A was the result of increases in sales personnel costs to support higher sales in future periods, additional information technology personnel to support management information systems changes and higher freight costs due to a change in sales mix toward greater domestic sales which carry a higher SG&A percent. The increase in the Automotive Products Business was due to lower sales and increased advertising expenses expected to benefit future periods. The decrease in the Industrial Products Business resulted from lower bad debt expenses and lower advertising expenses compounded by higher sales.

     In addition to the variances described above, approximately $2.2 million of the total SG&A increase of $8.5 million is due to the operations of the Tower in 1997 as discussed elsewhere in this report and approximately $2.8 million is due to increased legal fees, settlement accruals and loss reserves in 1997 over 1996 to assert the Company's position in various legal proceedings, joint ventures and debt guarantees as discussed more completely elsewhere in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

INTEREST EXPENSE

     Interest expense for the Company, before deducting capitalized interest, was $15.9 million during 1997, compared to $12.4 million during 1996. During 1997, $1.1 million of interest expense was capitalized in connection with construction of the DSN Plant, compared to $2.4 million in 1996. The increase of $3.5 million before the effect of capitalization primarily resulted from increased borrowings and higher interest rates. The increased borrowings were necessary to support capital expenditures, higher accounts receivable balances and to meet the operational requirements of the Company. See "Liquidity and Capital Resources" of this Management's Discussion and Analysis.

EXTRAORDINARY CHARGE

     In 1997, in connection with the issuance of the 10 3/4% unsecured senior notes due 2007 by a subsidiary of the Company, a subsidiary of the Company retired the outstanding principal associated with a certain financing arrangement and incurred a prepayment fee. The prepayment fee and loan origination costs expensed in 1997 related to the financing arrangement aggregated approximately $4.6 million.

NET LOSS

     The Company had a net loss of $23.1 million in 1997 compared to a net loss of $3.8 million in 1996. The increased loss of $19.3 million was primarily due to decreased gross profit, increased SG&A, increased interest expense and the extraordinary charge as discussed above.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

REVENUES

     Total revenues for 1996 and 1995 were $314.1 million and $274.1 million, respectively (an increase of $40.0 million or 14.6%). Sales increased $39.8 million or 14.9%.

NET SALES

     Consolidated net sales for 1996 were $307.2 million, compared to $267.4 million for 1995, an increase of $39.8 million or 14.9%. This sales increase resulted principally from: (i) increased sales in the Climate Control Business of $5.4 million, primarily due to improved market conditions; (ii) increased sales in the Chemical Business, of $29.3 million which were primarily attributable to increased sales of $16.0 million at Total Energy Systems ("TES"), the Company's subsidiary located in Australia and New Zealand, which resulted from an expanded customer base, to higher costs being passed through to customers and higher sales of agricultural products; (iii) increased sales of $.4 million in the Industrial Products Business; and (iv) increased sales of $4.7 million in the Automotive Products Business due to the addition of certain new product lines that the Company believes the Automotive Products Business has a strategic advantage in.

GROSS PROFIT

     Gross profit decreased $.3 million and was 18.5% of net sales for 1996, compared to 21.3% of net sales for 1995. The gross profit percentage declined in the Automotive Products, Chemical, and Climate Control Businesses. The gross profit of the Chemical Business, was adversely affected due to the continued high cost of anhydrous ammonia as discussed above and higher production costs due to unabsorbed overhead costs resulting from excessive downtime at the Chemical Business' El Dorado, Arkansas plant complex related to modifications made to install air emissions abatement equipment and resolve problems associated with mechanical failures at the DSN Plant. The Climate Control Business' gross profit percentage decreased due to production inefficiencies and decreased absorption of costs due to lower production volumes in certain product lines of this Business. The primary reason for the decline in gross profit percentage in the Automotive Products Business was a less favorable customer mix.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

     Selling, general and administrative expenses ("SG&A"), as a percent of net sales, were 18.7% in 1996 and 21.4% in 1995. Consolidated SG&A expenses were approximately the same in 1996 as 1995 and consolidated net sales increased by 14.9% resulting in a lower percentage of SG&A to sales. Increased SG&A of the Chemical Business, consistent with sales increases were offset by reductions in SG&A in the Climate Control Business and general corporate expenses.

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

NET LOSS

     The Company had a net loss of $3.8 million in 1996 compared to a net loss of $3.7 million in 1995. Although 1996 consolidated net sales increased, the consolidated gross profit did not increase and the net loss was approximately the same in 1996 as 1995.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW FROM OPERATIONS

     Historically, the Company's primary cash needs have been for operating expenses, working capital and capital expenditures. The Company has financed its cash requirements primarily through internally generated cash flow and borrowings under its revolving credit facilities, and more recently, by issuance of senior unsecured notes by a wholly owned subsidiary.

     Net cash used by operations for the year ended December 31, 1997 was $20.5 million, after $12.5 million for noncash depreciation and amortization, $4.0 million in provisions for possible losses on accounts receivable, notes receivable, environmental matters and a loan guarantee and $1.3 million in gains from real estate and other assets and including the following changes in assets and liabilities: (i) accounts receivable increases of $3.8 million;
(ii) inventory increases of $1.9 million; (iii) increases in supplies and prepaid items of $.5 million; and (iv) decreases in accounts payable and accrued liabilities of $11.0 million. The increase in accounts receivable is due to increased sales primarily in the Climate Control Business (see "Results of Operations" for discussion of increase in sales). The increase in inventory was due primarily to an increase at the Chemical Business to support anticipated sales increases. These increases were offset by inventory reductions in the Automotive and Industrial Products Businesses resulting from liquidation of excessive inventories. Inventory in the Automotive and Industrial Products Businesses decreased from $30.6 million at December 31, 1996 to $29.4 million at December 31, 1997. The decrease in accounts payable and accrued liabilities resulted primarily from cash flow from financing activities becoming available to reduce accounts payable.


CASH FLOW FROM INVESTING AND FINANCING ACTIVITIES

     Cash used by investing activities for the year ended December 31, 1997 included $12.6 million in capital expenditures. These took place primarily in the Chemical Business to enhance production, quality and environmental safety standards. Also, included in investing activities was cash used to increase other assets $5.3 million offset by cash proceeds received on sales of equipment and real estate properties of $2.0 million. The increase in other assets consisted primarily of (i) a $1.0 million advance to a French manufacturer of HVAC equipment as discussed further under "Joint Ventures and Options to Purchase", $1.7 million of deposits made in connection with an interest rate hedge contract related to the agreement with Bayer and $3.5 million of capitalized loan origination costs associated with the initial offering of the Notes.

     Net cash provided by financing activities included (i) long-term and other borrowings of $162.5 million, including proceeds from the $105 million initial offering of the 10 3/4% unsecured senior notes due 2007 (the "Notes") and the $50 million John Hancock financing discussed under "Sources of Funds",
(ii) payments on long-term and other debt of $75.8 million, including $19.1 million in prepayments of debt with proceeds from the $50 million John Hancock financing and $48.3 million in prepayments of the John Hancock financing with proceeds from the $105 million initial offering of the Notes, (iii) decreases in revolving debt of $37.5 million, (iv) dividends of $4.0 million, (v) treasury stock purchases of $1.4 million, and (vi) a debt prepayment charge of $4.6 million in connection with the prepayment of the John Hancock financing.

     During 1997, the Company declared and paid the following aggregate dividends: (i) $12.00 per share on each of the outstanding shares of its Series B 12% Cumulative Convertible Preferred Stock; (ii) $3.25 per share on each outstanding share of its $3.25 Convertible Exchangeable Class C Preferred Stock, Series 2; (iii) $10.00 per share on each outstanding share of its Convertible Noncumulative Preferred Stock; and (iv) $.06 per share on its outstanding shares of Common Stock. The Company expects to continue the payment of such dividends in the future in accordance with the policy adopted by the Board of Directors and the terms inherent to the Company's various Preferred Stocks.

SOURCE OF FUNDS

     The Company is a diversified holding Company and its liquidity is dependent, in large part, on the operations of its subsidiaries and credit agreements with lenders.

     In October 1997, the Company organized a new wholly owned subsidiary, ClimaChem, Inc. ("ClimaChem"). ClimaChem owns substantially all of the Company's Chemical and Climate Control Businesses. On November 26, 1997, ClimaChem issued the Notes in the aggregate amount of $105 million. The Notes are jointly and severally and fully and unconditionally guaranteed on a senior basis by all, but one, of the existing and all of the future subsidiaries of ClimaChem. One current subsidiary of ClimaChem, which is currently inconsequential to ClimaChem, is not a guarantor of the Notes. The Company is neither an issuer of, nor a guarantor under, the Notes. See Note 5 of Notes to Consolidated Financial Statements.

     Interest on the Notes is payable semiannually on June 1 and December 1 of each year, commencing June 1, 1998. The Notes will mature on December 1, 2007, unless earlier redeemed. The Notes are redeemable at the option of the Company on December 1, 2002 at 105.375% of the principal amount declining to face amount at December 1, 2005 and thereafter under the terms set forth in the Indenture. The Notes are effectively subordinated to all secured indebtedness of ClimaChem and its subsidiaries.

     The proceeds from the issuance of the Notes were approximately $105 million before deducting commissions and initial purchaser's discounts and estimated expenses thereof. After deducting discounts and commissions to the initial purchaser, but before deducting other expenses, the net proceeds to the Company from the issuance of the Notes were $101.85 million. The net proceeds from the issuance of the Notes were used to (i) repay approximately $53.2 million of borrowings, interest and prepayment fees to retire the loans associated with the financing agreement discussed in the next paragraph; and
(ii) reduce by approximately $48.6 million amounts outstanding under the Company's revolving credit facilities.

     On February 13, 1997 certain of the Company's wholly-owned subsidiaries completed a $50.0 million long-term financing agreement ("Financing") with an institutional lender. Approximately $19.3 million in proceeds from the Financing were used to repay other outstanding term debt including accrued interest, and the remaining $30.7 million in proceeds was used to pay down the Company's revolving credit facilities and thereby create additional borrowing availability for future working capital and other corporate needs. This financing agreement was prepaid in full and terminated in November, 1997 with proceeds from the initial offering of the Notes. In connection with such prepayment, ClimaChem was required to pay a prepayment charge of $4.6 million.

     The Company and certain of its subsidiaries are parties to a working capital line of credit evidenced by four separate loan agreements ("Revolving Credit Agreements") with an unrelated lender ("Lender") collateralized by receivables, inventory, and proprietary rights of the Company and the subsidiaries that are parties to the Revolving Credit Agreements and the stock of certain of the subsidiaries that are borrowers under the Revolving Credit Agreements. The Revolving Credit Agreements, as amended, provide for revolving credit facilities ("Revolver") for total direct borrowings up to $65.0 million, including the issuance of letters of credit. The Revolver provides for advances at varying percentages of eligible inventory and trade receivables. The Revolving Credit Agreements, as amended, provide for interest at the lender's prime rate plus 1.5% per annum or, at the Company's option, on the Lender's LIBOR rate plus 3.875% per annum (which rates are subject to increase or reduction based upon achieving specified availability and adjusted tangible net worth levels. At December 31, 1997 the effective interest rate was 10.0%. The term of the Revolving Credit Agreements is through December 31, 2000, and is renewable thereafter for successive thirteen month terms. At December 31, 1997, the availability for additional borrowings, based on eligible collateral approximated $33.8 million. Borrowings under the Revolver outstanding at December 31, 1997, were $19.3 million. The Revolving Credit Agreements, as amended, require the Company to maintain certain financial ratios and contain other financial covenants, including tangible net worth requirements and capital expenditure limitations. At December 31, 1997, the Company was not in compliance with certain of these financial covenants. Subsequent to December 31, 1997, the Company obtained waivers of such noncompliance and amendments to reset the financial covenants through maturity. The annual interest on the outstanding debt under the Revolver at December 31, 1997 at the rates then in effect would approximate $1.9 million. The Revolving Credit Agreements also require the payment of an annual facility fee of 0.5% of the unused revolver.

     In addition to the Revolving Credit Agreements discussed above, the Company had the following term loans in place as of December 31, 1997:

(1) As of December 31, 1997, the Company's wholly-owned subsidiary, DSN Corporation ("DSN"), is a party to several loan agreements with a financial company (the "Financing Company") for three projects. At December 31, 1997, DSN had outstanding borrowings of $13.5 million under these loans. The loans have repayment schedules of 84 consecutive monthly installments of principal and interest. The interest rate on each of the loans is fixed and range from 8.2% to 8.9%. Annual interest, for the three notes as a whole, at December 31, 1997, at the agreed to interest rates would approximate $1.2 million. The loans are secured by the various DSN property and equipment. The loan agreements require the Company to maintain certain financial ratios, including tangible net worth requirements.

(2) As of December 31, 1997, a subsidiary of the Company ("Prime") was a party to an agreement ("Agreement") with Nations Bank ("Bank"). The Agreement, as modified, requires interest per annum at a rate equal to three quarters of one percent (.75%) above the prime rate in effect from day to day as published in the Wall Street Journal. The outstanding principal balance of the note was payable in sixty (60) monthly payments of principal and interest commencing on June 30, 1996. Payment of the note was secured by a first and priority lien and security interest in and to Prime's right, title, and interest in the loan receivable relating to the real property and office building located in Oklahoma City, Oklahoma (the "Tower"), and the Management Agreement relating to the Tower. In February 1997, a subsidiary of the Company exercised its option to purchase the Tower by foreclosing against the loan receivable and paying approximately $140,000 in related costs. In March 1998, a subsidiary of the Company sold the Tower. The note associated with this Agreement was paid off with part of the proceeds from this sale. The Company realized proceeds of approximately $29 million from the sale, net of transaction costs. Proceeds from the sale were used to retire the outstanding indebtedness on the Agreement of approximately $13 million in March 1998. Approximately $15 million of the remaining proceeds were used to reduce indebtedness outstanding under the Company's Revolving Credit Agreements. See Note 15 of Notes to Consolidated Financial Statements concerning this subsequent event.

     Future cash requirements include working capital requirements for anticipated sales increases in all Businesses and funding for future capital expenditures. Funding for the higher accounts receivable resulting from anticipated sales increases will be provided by cash flow generated by the Company and the revolving credit facilities discussed elsewhere in this report. Inventory requirements for the higher anticipated sales activity should be met by scheduled reductions in the inventories of the Industrial Products Business and in the inventories of the Automotive Products Business. In 1998, the Company has planned capital expenditures of approximately $9.0 million, primarily in the Chemical and Climate Control Businesses.

     Management believes that following the issuance of the Notes, cash flows from operations, the Company's revolving credit facilities, and other sources, including proceeds from the sale of the Tower in March 1998, will be adequate to meet its presently anticipated capital expenditure, working capital, debt service, and dividend requirements. The Company currently has no material commitment for capital expenditures, except as discussed under "Overview", "Chemical Business," of this "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the agreement with Bayer Corporation to build a new nitric acid plant.

FOREIGN SUBSIDIARY

     The Company's wholly-owned Australian subsidiary, TES, has a revolving credit working capital facility (the "TES Revolving Facility") with Bank of New Zealand, Australia. In February 1998, the TES Revolving Facility was increased from AUS$8.5 million (approximately US$5.5 million) to approximately AUS$10.5 million (approximately US$7.0 million). The TES Revolving Facility allows for borrowings based on specific percentages of qualified eligible assets. Based on the effective exchange rate at December 31, 1997 approximately US$4.6 million (AUS$7.1 million approximately) was borrowed at December 31, 1997. Based on the effective exchange rate at March 18, 1998, approximately US$3.0 million (approximately AUS$4.5 million) was borrowed at March 18, 1998, under the TES Revolving Credit Facility. Such debt is secured by substantially all the assets of TES, plus an unlimited guarantee and indemnity from LSB and certain subsidiaries of TES. The interest rate on this debt is dependent upon the borrowing option elected by TES and had a weighted average rate of 6.9% at December 31, 1997. TES is in technical noncompliance with a certain financial covenant contained in the loan agreement involving the TES Revolving Facility. However, this covenant was not met at the time of closing of this loan and the Bank of New Zealand, Australia has continued to extend credit under the Facility. The outstanding borrowing under the TES Revolving Facility at December 31, 1997, has been classified as due within one year in the accompanying consolidated financial statements.

JOINT VENTURES AND OPTIONS TO PURCHASE

     Prior to 1997, the Company, through a subsidiary, loaned $2.8 million to a French manufacturer of HVAC equipment whose product line is compatible with that of the Company's Climate Control Business in the USA. Under the loan agreement, the Company has the option to exchange its rights under the loan for 100% of the borrower's outstanding common stock. The Company obtained a security interest in the stock of the French manufacturer to secure its loan. During 1997 the Company advanced an additional $1 million to the French manufacturer bringing the total of the loan at December 31, 1997 to $3.8 million. As of the date of this report, the decision has not been made to exercise such option and the $3.8 million loan, less a $1.5 million valuation reserve, is carried on the books as a note receivable in other assets.

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

     During 1995, the Company executed a stock option agreement to acquire eighty percent (80%) of the stock of a specialty sales organization ("Optioned Company"), which owns the remaining fifty percent (50%) equity interest in the Project discussed above, to enhance the marketing of the Company's air conditioning products. The stock option has a four (4) year term, and a total option granting price of $1.0 million and annual $100,000 payments for yearly extensions of the stock option thereafter for up to three (3) years. Through the date of this report the Company has made option payments aggregating $1.2 million and has loaned the Optioned Company approximately $1.4 million. The Company has recorded reserves of $926,000 against the loans and option payments. Upon exercise of the stock option by the Company, or upon the occurrence of certain performance criteria which would give the grantors of the stock option the right to accelerate the date on which the Company must elect whether to exercise, the Company shall pay certain cash and issue promissory notes for the balance of the exercise price of the subject shares. The total exercise price of the subject shares is $4.0 million, less the amounts paid for the granting and any extensions of the stock option. As of the date of this report, no decision to exercise this option has been reached by the Company

DEBT GUARANTEE

     The Company and one of its subsidiaries have guaranteed approximately $2.6 million of indebtedness of a startup aviation company in exchange for an ownership interest. The debt guarantee relates to two note instruments. One note for which the subsidiary had guaranteed up to $600,000 had a balance of approximately $1.9 million as of December 31, 1997. The other note in the amount of $2.0 million requires monthly principal payments of $11,111 plus interest beginning in October 1998 through August 8, 1999, at which time all outstanding principal and accrued interest are due. In the event of default of the $2.0 million note, the Company is required to assume payments on the note with the term extended until August 2004. Both notes are current as to principal and interest.

     During 1996 and 1997, the aviation company received cash infusions of $5.0 million from an unrelated third party investor for a 41.6% ownership interest in the aviation company. During 1997, the investor exercised an option to purchase additional stock of the aviation company in exchange for $4.0 million in scheduled payments. At December 31, 1997, $2.5 million of payments under this option had been received. Accordingly, additional shares of stock were issued pursuant to the option exercise increasing the investor's ownership interest to 46.3%. In February 1998, the aviation company made a capital call on its shareholders. In contemplation of a sale of the aviation company to an additional investor and pursuant to such capital call, the Company invested an additional $241,545 which increased the Company's ownership interest to 35.9%. The unrelated third party investor did not participate in such capital call and their investment was diluted to 23.1%.
On March 20, 1998 the Company loaned an additional net amount of $32,000 to the aviation company in exchange for additional stock. This transaction increased the Company's ownership interest to approximately 37.2%

AVAILABILITY OF COMPANY'S LOSS CARRY-OVERS

     The Company anticipates that its cash flow in future years will benefit from its ability to use net operating loss ("NOL") carry-overs from prior periods to reduce the federal income tax payments which it would otherwise be required to make with respect to income generated in such future years. Such benefit, if any is dependent on the Company's ability to generate taxable income in future periods, for which there is no assurance. Such benefit if any, will be limited by the Company's reduced NOL for alternative minimum tax purposes which is approximately $18 million at December 31, 1997. As of December 31, 1997, the Company had available NOL carry-overs of approximately $65 million based on its federal income tax returns as filed with the Internal Revenue Service for taxable years through 1997. These NOL carry-overs will expire beginning in the year 1999. As of December 31, 1997 and 1996, due to its recent history of reporting net losses, the Company has established a valvation allowance on a portion of its NOLs and thus has not recognized the full benefit of its NOLs in the accompanying Consolidated Financial Statements.

     The amount of these carry-overs has not been audited or approved by the Internal Revenue Service and, accordingly, no assurance can be given that such carry-overs will not be reduced as a result of audits in the future. In addition, the ability of the Company to utilize these carry-overs in the future will be subject to a variety of limitations applicable to corporate taxpayers generally under both the Internal Revenue Code of 1986, as amended, and the Treasury Regulations. These include, in particular, limitations imposed by Code Section 382 and the consolidated return regulations.

CONTINGENCIES

      The Company has several contingencies that could impact its liquidity in the event that the Company is unsuccessful in defending against the claimants. Although management does not anticipate that these claims will result in substantial adverse impacts on its liquidity, it is not possible to determine the outcome. The preceding sentence is a forward-looking statement that involves a number of risks and uncertainties that could cause actual results to differ materially, such as, among other factors, the following:
the EIL Insurance does not provide coverage to the Company and the Chemical Business for any material claims made by the claimants, the claimants alleged damages are not covered by the EIL Policy which a court may find the Company and/or the Chemical Business liable for, such as punitive damages or penalties, a court finds the Company and/or the Chemical Business liable for damages to such claimants for a material amount in excess of the limits of coverage of the EIL Insurance or a court finds the Chemical Business liable for a material amount of damages in the antitrust lawsuits pending against the Chemical Business in a manner not presently anticipated by the Company. See "Business", "Legal Proceedings" and Note 10 of Notes to Consolidated Financial Statements.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

                       SPECIAL NOTE REGARDING
                      FORWARD-LOOKING STATEMENTS

     Certain statements contained within this report may be deemed "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements in this report other than statements of historical fact are Forward-Looking Statements that are subject to known and unknown risks, uncertainties and other factors which could cause actual results and performance of the Company to differ materially from such statements. The words "believe", "expect", "anticipate", "intend", "will", and similar expressions identify Forward-Looking Statements. Forward-Looking Statements contained herein relate to, among other things, (i) ability to improve operations and become profitable on an annualized basis (ii) establish a position as a market lender, (iii) the EDNC Baytown Plant will cost approximately $60 million and will be completed by late 1998, (iv) ability to continue to operate the DSN Plant at the rate of approximately 260 tons per day, and at such rate can produce at a cost per ton of approximately $65 lower than at production levels of $170 tons per day, (v) increase demand for, and growth relating to, the Company's products, (vi) certain of the Company's product lines may be the most extensive offered, (vii) production of backlog,
(viii) amount to be spent in 1998 relating to compliance with federal, state and local Environmental laws at the El Dorado Facility, (ix) Year 2000 issues,
(x) improve liquidity and profits through liquidation of assets, (xi) the Company's ability to develop or adopt new and existing technologies in the conduct of its operations, (xii) anticipated financial performance, (xiii) ability to comply with the Company's general working capital requirements, and
(xiv) ability to be able to continue to borrow under the Company's revolving line of credit. While the Company believes the expectations reflected in such Forward-Looking Statements are reasonable, it can give no assurance such expectations will prove to have been correct. There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to, (i) decline in general economic conditions, both domestic and foreign, (ii) material reduction in revenues,
(iii) inability to collect in a timely manner a material amount of receivables, (iv) increased competitive pressures, (v) inability to meet the "Year 2000" compliance of the computer system by the Company, its key suppliers, customers, creditors, and financial service organization, (vi) changes in federal, state and local laws and regulations, especially environmental regulations, or in interpretation of such, pending (vii) additional releases (particularly air emissions into the environment), (viii) potential increases in equipment, maintenance, operating or labor costs not presently anticipated by the Company, (ix) inability to retain management or to develop new management, (x) the requirement to use internally generated funds for purposes not presently anticipated, (xi) inability to become profitable, or if unable to become profitable, the inability to secure additional liquidity in the form of additional equity or debt, (xii) the effect of additional production capacity of anhydrous ammonia in the western hemisphere, (xiii) the cost for the purchase of anhydrous ammonia not reducing or continuing to increase, (xiv) changes in competition, (xv) the loss of any significant customer, (xvi) changes in operating strategy or development plans, (xvii) inability to implement on a permanent basis the corrective actions necessary for the DSN Plant to operate at its stated capacity or inability to produce at the DSN Plant in an efficient manner, (xviii) inability to fund the expansion of the Company's businesses, (xix) adverse results in any of the Company's pending litigation, on claims described under "Legal Proceedings", (xx) inability to finalize the settlements of the environmental litigation in terms described in "Legal Proceedings", and (xxi) other factors described in "Business", "Legal Proceedings" or "Management's Discussion and Analysis of Financial Condition and Results of Operation" contained in this report. Given these uncertainties, all parties are cautioned not to place undue reliance on such Forward-Looking Statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the Forward-Looking Statements contained herein to reflect future events or developments.

                               PART III

     The Company hereby incorporates by reference the information required by
Part III of this report except for the information on the Company's executive officers included under Part 4A of Part I of this report, from the definitive proxy statement which the Company intends to file with the Securities and Exchange Commission on or before April 30, 1998, in connection with the Company's 1998 annual meeting of stockholders.

                               PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)    FINANCIAL STATEMENTS

          The following consolidated financial statements of the Company appear immediately following this Part IV:

                                                        Pages

Report of Independent Auditors                                     F-1

Consolidated Balance Sheets at December 31, 1997
  and 1996                                                  F-2 to F-3

Consolidated Statements of Operations for each of
  the three years in the period ended December 31,
  1997                                                             F-4

Consolidated Statements of Stockholders' Equity
  for each of the three years in the period ended
  December 31, 1997                                         F-5 to F-7

Consolidated Statements of Cash Flows for
  each of the three years in the period
  ended December 31, 1997                                   F-8 to F-9

Notes to Consolidated Financial Statements                 F-10 to F-56

Quarterly Financial Data (Unaudited)                               F-57

(a)(2)    FINANCIAL STATEMENT SCHEDULE

          The Company has included the following schedule in this report:

II - Valuation and Qualifying Accounts                             F-59

     The Company has omitted all other schedules because the conditions requiring their filing do not exist or because the required information appears in the Company's Consolidated Financial Statements, including the notes to those statements.

(a)(3)    EXHIBITS

          2.1. Stock Option Agreement dated as of May 4, 1995, between optionee, LSB Holdings, Inc., an Oklahoma Corporation and the shareholders of a specialty sales organization, an option which the Company hereby incorporates hereby by reference from Exhibit 2.1 to the Company's Form 10-K for fiscal year ended December 31, 1995.

          2.2. Stock Purchase Agreement and Stock Pledge Agreement between Dr. Hauri AG, a Swiss Corporation, and LSB Chemical Corp., which the Company hereby incorporates by reference from Exhibit 2.2 to the Company's Form 10-K for fiscal year ended December 31, 1994.

          3.1. Restated Certificate of Incorporation, the Certificate of Designation dated February 17, 1989, and certificate of Elimination dated April 30, 1993, which the Company hereby incorporates by reference from Exhibit 4.1 to the Company's Registration Statement, No. 33-61640; Certificate of Designation for the Company's $3.25 Convertible Exchangeable Class C Preferred Stock, Series 2, which the Company hereby incorporates by reference from Exhibit 4.6 to the Company's Registration Statement, No. 33-61640.

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

          4.7. Indenture, dated as of November 26, 1997, by and among ClimaChem, Inc., the Subsidiary Guarantors and Bank One, NA, as trustee, which the Company hereby incorporates by reference from Exhibit 4.1 to the Company's Form 8-K, dated November 26, 1997.

          4.8. Registration Rights Agreement, dated as of November 26, 1997, by and among ClimaChem, Inc., the Guarantors, and the Initial Purchaser, which the Company hereby incorporates by reference from Exhibit 4.2 to the Company's Form 8-K, dated November 26, 1997.

          4.9. Form of 10 3/4% Senior Notes due 2007 and 10 3/4% Series B Senior Notes due 2007 which the Company hereby incorporates by reference from Exhibit 4.3 to the ClimaChem Registration Statement, No. 333-44905.

          4.10. Amended and Restated Loan and Security Agreement, dated November 21, 1997, by and between BankAmerica Business Credit, Inc., and Climate Master, Inc., International Environmental Corporation, El Dorado Chemical Company and Slurry Explosive Corporation which the Company hereby incorporates by reference from Exhibit 10.2 to the ClimaChem Form S-4 Registration Statement, No. 333-44905.

          4.11. Amended and Restated Loan and Security Agreement, dated November 21, 1997, by and between BankAmerica Business Credit, Inc., and the Company. Substantially identical Amended and Restated Loan and Security Agreements dated November 21, 1997, were entered into by each of L&S Bearing Co., and Summit Machine Tool Manufacturing Corp., with BankAmerica Business Credit, Inc., and are hereby omitted and such will be provided upon the Commission's request.

          4.12. First Amendment to Amended and Restated Loan and Security Agreement, dated March 12, 1998, between BankAmerica Business Credit, Inc., and Climate Master, Inc., International Environmental Corporation, El Dorado Chemical Company and Slurry Explosive Corporation which the Company hereby incorporates by reference from Exhibit 10.53 to the ClimaChem Form S-4 Registration Statement, No. 333-44905.

          4.13. First Amendment to Amended and Restated Loan and Security Agreement, dated March 12, 1998, between BankAmerica Business Credit, Inc., and the Company. Substantially identical First Amendments to Amended and Restated Loan and Security Agreements, dated March 12, 1998, were entered into by each of L&S Bearing Co. and Summit Machine Tool Manufacturing Corp. with BankAmerica Business Credit, Inc., and are hereby omitted and such will be provided upon the Commission's request.

          4.14. Waiver Letter, dated March 16, 1998, from BankAmerica Business Credit, Inc. which the Company hereby incorporates by reference from Exhibit 10.55 to the ClimaChem Form S-4 Registration Statement, No. 333-44905.

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

          10.10. Agreement for Purchase and Sale of Anhydrous Ammonia, dated as of January 1, 1997, between El Dorado Chemical Company and Farmland Industries, Inc. which the Company hereby incorporates by reference from
     Exhibit 10.10 to the Company's Form 10-K for the fiscal year ended December 31, 1996.

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

          10.15. Employment Agreement and Amendment to Severance Agreement dated January 12, 1989 between the Company and Jack E. Golsen, dated March 21, 1996 which the Company hereby incorporates by reference from
     Exhibit 10.15 to the Company's Form 10-K for fiscal year ended December 31, 1995.

          10.16. Purchase Agreement, dated November 25, 1997, between ClimaChem, Inc., and certain subsidiaries of ClimaChem, and Wasserstein Perella Securities, Inc. which the Company hereby incorporates by reference from Exhibit 1 to the ClimaChem Form S-4 Registration Statement, No. 333-44905.

          10.17. Non-Qualified Stock Option Agreement, dated June 1, 1992, between the Company and Robert C. Brown, M.D. which the Company hereby incorporates by reference from Exhibit 10.38 to the Company's Form 10-K for fiscal year ended December 31, 1992. The Company entered into substantially identical agreements with Bernard G. Ille, Jerome D. Shaffer and C.L.Thurman, and the Company will provide copies thereof to the Commission upon request.

          10.18. Loan and Security Agreement (DSN Plant) dated October 31, 1994 between DSN Corporation and the CIT Group which the Company hereby incorporates by reference from Exhibit 10.1 to the Company's Form 10-Q for the fiscal quarter ended September 30, 1994.

          10.19. Loan and Security Agreement (Mixed Acid Plant) dated April 5, 1995 between DSN Corporation and the CIT Group, which the Company hereby incorporates by reference from Exhibit 10.25 to the Company's Form 10-K for the fiscal year ended December 31, 1994.

          10.20. First Amendment to Loan and Security Agreement (DSN
     Plant), dated June 1, 1995, between DSN Corporation and The CIT Group/Equipment Financing, Inc. which the Company hereby incorporates by reference from Exhibit 10.13 to the ClimaChem Form S-4 Registration Statement, No. 333-44905.

          10.21. First Amendment to Loan and Security Agreement (Mixed
     Acid Plant), dated November 15, 1995, between DSN Corporation and The CIT Group/Equipment Financing, Inc. which the Company hereby incorporates by reference from Exhibit 10.15 to the ClimaChem Form S-4 Registration Statement, No. 333-44905.

          10.22  Loan and Security Agreement (Rail Tank Cars), dated
     November 15, 1995, between DSN Corporation and The CIT Group/Equipment Financing, Inc. which the Company hereby incorporates by reference from
     Exhibit 10.16 to the ClimaChem Form S-4 Registration Statement, No. 333-44905.

          10.23. First Amendment to Loan and Security Agreement (Rail Tank
     Cars), dated November 15, 1995, between DSN Corporation and The CIT Group/Equipment Financing, Inc. which the Company hereby incorporates by reference from Exhibit 10.17 to the ClimaChem Form S-4 Registration Statement, No. 333-44905.

          10.24. Letter amendment, dated May 14, 1997, to Loan and
     Security Agreement between DSN Corporation and The CIT Group/Equipment Financing, Inc. which the Company hereby incorporates by reference from
     Exhibit 10.1 to the Company's Form 10-Q for the fiscal quarter ended March 31, 1997.

          10.25. Amendment to Loan and Security Agreement, dated November
     21, 1997, between DSN Corporation and The CIT Group/Equipment Financing, Inc. which the Company hereby incorporates by reference from Exhibit
     10.19 to the ClimaChem Form S-4 Registration Statement, No. 333-44905.

          10.26. First Amendment to Non-Qualified Stock Option Agreement, dated March 2, 1994, and Second Amendment to Stock Option Agreement, dated April 3, 1995, each between the Company and Jack E. Golsen, which the Company hereby incorporates by reference from Exhibit 10.1 to the Company's Form 10-Q for the fiscal quarter ended March 31, 1995.

          10.27. Facility Letter, dated August 20, 1997, between Bank of New Zealand, Australia, and Total Energy Systems Limited which the Company hereby incorporates by reference from Exhibit 10.38 to the ClimaChem Form S-4 Registration Statement, No. 333-44905.

          10.28 Variation Letter, dated February 10, 1998, between Bank of New Zealand, Australia, and Total Energy Systems Limited which the Company hereby incorporates by reference from Exhibit 10.39 to the ClimaChem Form S-4 Registration Statement, No. 333-44905.

          10.29. Debenture Charge, dated March 7, 1995, between Total
     Energy Systems Limited and Bank of New Zealand which the Company hereby incorporates by reference from Exhibit 10.40 to the ClimaChem Form S-4 Registration Statement, No. 333-44905. T.E.S. Mining Services Pty. Ltd. and Total Energy Systems (NZ) Limited are each parties to substantially identical Debentures, copies of which will be provided to the Commission upon request.

          10.30. Anhydrous Ammonia Sales Agreement, dated May 28, 1997, to be effective January 1, 1997, between Koch Nitrogen Company and El Dorado Chemical Company which the Company hereby incorporates by reference from Exhibit 10.1 to the Companies Form 10-Q for the fiscal quarter ended June 30, 1997. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF COMMISSION ORDER CF #5551, DATED SEPTEMBER 25, 1997, GRANTING A REQUEST FOR CONFIDENTIAL TREATMENT UNDER THE FREEDOM OF INFORMATION ACT AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.

          10.31. Baytown Nitric Acid Project and Supply Agreement dated
     June 27, 1997, by and among El Dorado Nitrogen Company, El Dorado Chemical Company and Bayer Corporation which the Company hereby incorporates by reference from Exhibit 10.2 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1997. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF COMMISSION ORDER CF #5551, DATED SEPTEMBER 25, 1997, GRANTING A REQUEST FOR CONFIDENTIAL TREATMENT UNDER THE FREEDOM OF INFORMATION ACT AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.

          10.32. Service Agreement, dated June 27, 1997, between Bayer Corporation and El Dorado Nitrogen Company which the Company hereby incorporates by reference from Exhibit 10.3 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1997. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF COMMISSION ORDER CF #5551, DATED SEPTEMBER 25, 1997, GRANTING A REQUEST FOR CONFIDENTIAL TREATMENT UNDER THE FREEDOM OF INFORMATION ACT AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.

          10.33. Ground Lease dated June 27, 1997, between Bayer
     Corporation and El Dorado Nitrogen Company which the Company hereby incorporates by reference from Exhibit 10.4 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1997. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF COMMISSION ORDER CF #5551, DATED SEPTEMBER 25, 1997, GRANTING A REQUEST FOR CONFIDENTIAL TREATMENT UNDER THE FREEDOM OF INFORMATION ACT AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.

          10.34. Participation Agreement, dated as of June 27, 1997, among
     El Dorado Nitrogen Company, Boatmen's Trust Company of Texas as Owner Trustee, Security Pacific Leasing corporation, as Owner Participant and a Construction Lender, Wilmington Trust Company, Bayerische Landesbank, New York Branch, as a Construction Lender and the Note Purchaser, and Bank of America National Trust and Savings Association, as Construction Loan Agent which the Company hereby incorporates by reference from
     Exhibit 10.5 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1997. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF COMMISSION ORDER CF #5551, DATED SEPTEMBER 25, 1997, GRANTING A REQUEST FOR CONFIDENTIAL TREATMENT UNDER THE FREEDOM OF INFORMATION ACT AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.

          10.35. Lease Agreement, dated as of June 27, 1997, between Boatmen's Trust Company of Texas as Owner Trustee and El Dorado Nitrogen Company which the Company hereby incorporates by reference from Exhibit
     10.6 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1997.

          10.36. Security Agreement and Collateral Assignment of
     Construction Documents, dated as of June 27, 1997, made by El Dorado Nitrogen Company which the Company hereby incorporates by reference from
     Exhibit 10.7 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1997.

          10.37. Security Agreement and Collateral Assignment of Facility Documents, dated as of June 27, 1997, made by El Dorado Nitrogen Company and consented to by Bayer Corporation which the Company hereby incorporates by reference from Exhibit 10.8 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1997.

          10.38. Union Contracts, dated August 5, 1995, by and between EDC and the Oil, Chemical and Atomic Workers, the International Association of Machinists and Aerospace Workers, and the United Steel Workers of America, dated November 1, 1995, which the Company hereby incorporates by reference from Exhibit 10.7 to the Company's Form 10-K for the fiscal year ended December 31, 1995.

          10.39. Amendment to Loan and Security Agreement, dated March 15, 1998, between The CIT Group/Equipment Financing, Inc., and DSN Corporation which the Company hereby incorporates by reference from
     Exhibit 10.54 to the ClimaChem Form S-4 Registration Statement, No. 333-44905.

          21.1.  Subsidiaries of the Company

          23.1.  Consent of Independent Auditors

          27.1.  Financial Data Schedule

     (b) REPORTS ON FORM 8-K. The Company filed a report on Form 8-K, date of event reported November 26, 1997, in connection with the issuance of the $105 million 10 3/4% Senior Notes due 2007 by its wholly owned subsidiary, ClimaChem, Inc.
                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly-authorized, to sign this report on its behalf of this 13th day of April, 1998.
                         LSB INDUSTRIES, INC.


                         By:
                             /s/ Jack E. Golsen
                            Jack E. Golsen
                            Chairman of the Board and
                            President
                            (Principal Executive Officer)

                         By:
                             /s/ Tony M. Shelby
                            Tony M. Shelby
                            Senior Vice President of Finance
                            (Principal Financial Officer)

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

Dated:  April 13, 1998        By:
                             /s/ Jack E. Golsen
                            Jack E. Golsen, Director

Dated:  April 13, 1998        By:
                             /s/ Tony M. Shelby
                            Tony M. Shelby, Director

Dated:  April 13, 1998        By:
                             /s/ David R. Goss
                            David R. Goss, Director

Dated:  April 13, 1998        By:
                             /s/ Barry H. Golsen
                            Barry H. Golsen, Director

Dated:  April 13, 1998        By:
                             /s/ Robert C. Brown
                            Robert C. Brown, Director

Dated:  April 13, 1998        By:
                             /s/ Bernard G. Ille
                            Bernard G. Ille, Director

Dated:  April 13, 1998        By:
                             /s/ Jerome D. Shaffer
                            Jerome D. Shaffer, Director

Dated:  April 13, 1998        By:
                             /s/ Raymond B. Ackerman
                            Raymond B. Ackerman, Director

Dated:  April 13, 1998        By:
                             /s/ Horace Rhodes
                            Horace Rhodes, Director

Dated:  April 13, 1998        By:
                            Gerald J. Gagner, Director


Dated:  April 13, 1998        By:
                             /s/ Donald W. Munson
                            Donald W. Munson, Director


                                 57

                    Report of Independent Auditors

The Board of Directors and Stockholders
LSB Industries, Inc.

We have audited the accompanying consolidated balance sheets of LSB Industries, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of LSB Industries, Inc. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                         ERNST & YOUNG LLP

Oklahoma City, Oklahoma
March 16, 1998,
except for the fourth paragraph of Note 5(A), as to which the date is April 8, 1998
                                 F-1


                         LSB Industries, Inc.

                     Consolidated Balance Sheets

                                                DECEMBER 31,
                                                1997        1996
                                           ------------------------
                                                (In Thousands)
ASSETS
Current assets (Note 5):
Cash and cash equivalents                       $   4,934  $   1,620
  Trade accounts receivable, net                   52,191     50,791
  Inventories (Note 3)                             68,200     67,982
  Supplies and prepaid items                        7,595      7,217
                                                ---------------------
  Total current assets                            132,920    127,610

  Property, plant and equipment, net (Notes 4,    118,331    103,143
    5 and 15)

  Loans receivable, secured by real estate            664     15,010

  Other assets, net                                18,738     15,797
                                                ---------------------
                                                $ 270,653  $ 261,560
                                                ======================

(continued on following page)

                         LSB Industries, Inc.

               Consolidated Balance Sheets (continued)


                                                DECEMBER 31,
                                                1997       1996
                                           ----------------------
                                                (In Thousands)
(s)

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
  Drafts payable                                $    737   $    536
  Accounts payable                                28,137     41,796
  Accrued liabilities                             16,196     12,780
  Current portion of long-term debt (Note 5)      15,874     13,007
                                                -------------------
 Total current liabilities                        60,944     68,119

 Long-term debt (Note 5)                         165,067    119,277
 Commitments and contingencies (Note 10)
 Redeemable, noncumulative, convertible
    preferred stock, $100 par value; 1,539
    shares issued and outstanding (Note 8)           146        146

Stockholders' equity (Notes 5, 7 and 9):
  Series B 12% cumulative, convertible
    preferred stock, $100 par value; 20,000
    shares issued and outstanding                  2,000       2,000
  Series 2 $3.25 convertible, exchangeable
    Class C preferred stock, $50 stated value;
    920,000 shares issued                         46,000      46,000
  Common stock, $.10 par value; 75,000,000
  shares authorized, 15,042,356 shares issued      1,504       1,489
  (14,888,476 in 1996)

  Capital in excess of par value                  38,257      37,843
  Cumulative foreign currency translation
   adjustment                                     (1,003)        276

  Accumulated deficit                            (29,773)     (2,706)
                                                 --------      -------

                                                  56,985      84,902

LESS TREASURY STOCK, AT COST:

  Series 2 preferred, 5,000 shares                   200         200

  Common stock, 2,293,390 shares (1,913,120
  in 1996)                                        12,289      10,684
                                                --------       ------

  Total stockholders' equity                      44,496      74,018
                                                --------       ------

                                                $270,653    $261,560
                                                ========     ========

See accompanying notes.



                         LSB Industries, Inc.

                Consolidated Statements of Operations


                                       YEAR ENDED DECEMBER 31,

                                      1997      1996      1995
                                      ----      ----      ----
                        (In Thousands, Except Per ShareAmounts)



Revenues

Net sales                          $  313,929  $307,160   $267,391

Other income                            6,260     6,891      6,724
                                      -------   -------    -------
                                      320,189   314,051   274,115



Costs and expenses:

Cost of sales                         257,982   250,388   210,328

Selling, general and administrative    65,863    57,341    57,238

Interest                               14,740    10,017    10,131
                                      -------   -------    ------
                                      338,585   317,746   277,697

Loss before provision for income
taxes and extraordinary charge        (18,396)   (3,695)   (3,582)

Provision for income taxes (Note 6)        50       150       150
                                       -------   -------   -------

Loss before extraordinary charge      (18,446)    (3,845)  (3,732)

Extraordinary charge (Note 14)          4,619
                                      --------    -------  -------

Net loss                              (23,065)    (3,845)  (3,732)

Preferred stock dividends               3,229      3,229    3,229
                                       -------    -------  -------

Net loss applicable to common stock$  (26,294)  $ (7,074)  $6,961)
                                      ========   ========   ======


Loss per common share - basic and diluted:

Loss before extraordinary charge   $    (1.68)  $   (.55)  $   (.53)

Extraordinary charge                     (.36)
                                        ------    --------   --------
Net loss                           $    (2.04)  $   (.55)  $   (.53)
                                        ======    =======    =======


See accompanying notes.


                         LSB Industries, Inc.

           Consolidated Statements of Stockholders' Equity





                                   CUMULATIVE
                   NON-            FOREIGN    RETAINED
   COMMON STOCK REDEEMABLE CAPITAL CURRENCY   EARNINGS TREASURY TREASURY
                                      IN
          PAR PREFERRED EXCESS of TRANSLATION (ACCUMULATED STOCK STOCK
  SHARES VALUE  STOCK  PAR VALUE  ADJUSTMENT  DEFICIT) COMMON PREFERRED TOTAL
                                 (In Thousands)
------------------------------------------------------------------------------
Balance at
December
31, 1994
     14,620 $1,462 $48,000 $37,369          -  $12,883 $(8,915) $(200) $90,599
Net loss
                                               (3,732)                 (3,732)
Translation
 adjustment                                278                             278
Conversion of 31
 shares of
 redeemable
 preferred
         1                       2                                           2
 stock to
 common
 stock
Exercise
 of stock
 options:
Cash
 received
          100    10              145                                       155
Stock
 tendered
 and
 added
 to
 treasury
 at market
 value      36     4               51                        (55)
Dividends
 declared:
Series B 12%
preferred
stock
($12.00
 per share)                                            (240)             (240)
Redeemable preferred
stock
 ($10.00
 per share)                                             (16)              (16)
Common stock
 ($.06 per share)                                       (774)            (774)
Series 2 preferred
stock($3.25 per share)                                (2,973)          (2,973)
Purchase of treasury stock                            (1,445)          (1,445)
Balance at
December 31,1995
---------------------------------------------------------------------------
          14,757    1,476   48,000  37,567  278 5,148 (10,415) (200)  81,854


(Continued on following page)
                                      F-5


                         LSB Industries, Inc.

     Consolidated Statements of Stockholders' Equity (continued)


                                      CUMULATIVE
               NON-                   FOREIGN  RETAINED
  COMMON STOCK REDEEMABLE CAPITAL   CURRENCY   EARNINGS  TREASURY TREASURY
                          in
          PAR  PREFERRED  EXCESS OF TRANSLATION(ACCUMULATED STOCK  STOCK
 SHARES  VALUE   STOCK    PAR Value ADJUSTMENT DEFICIT)  COMMON PREFERRED
TOTAL
------------------------------------------------------------------------------
                                    (In Thousands)

Net loss
         $     $          $                    $(3,845)   $      $   $(3,845)
Translation
 adjustment                          (2)                                   (2)
Conversion
 of 27 shares
 of redeemable
 preferred
 stock to
 common stock
         1                 2                                                2
Exercise of stock
options:
Cash received
        85     8          185                                              193
Stock tendered
 and added
 to treasury
 at market value
        45     5           89                              (94)
Dividends declared:
Series B 12%
 preferred stock
 ($12.00 per share)                                  (240)              (240)
Redeemable preferred
stock ($10.00 per share)                              (16)               (16)
Common stock ($.06 pershare)                         (780)              (780)
Series 2 preferred stock($3.25 per share)          (2,973)            (2,973)
Purchase of treasury
stock                                                       (175)       (175)
--------------------------------------------------------------------------
Balance at December 31,1996

     14,888     1,489  48,000  37,843    276   (2,706) (10,684) (200) 74,018


Net loss                                       (23,065)              (23,065)

Translation adjustment                          (1,279)               (1,279)

Exercise of stock
options:
Cash received
          67       6              190                                    196
Stock tendered
 and added to
 treasury at
 market value
          87       9             224                       (233)
Dividends declared:
Series B 12%
 preferred stock
 ($12.00 per share)                                (240)                (240)
Redeemable preferred
stock ($10.00 per share)                            (16)                 (16)
Common stock ($.06 per share)                      (773)                (773)
Series 2 preferred stock($3.25 per share)        (2,973)              (2,973)
Purchase of treasury
stock                                                  (1,372)        (1,372)
---------------------------------------------------------------------------
Balance at December 31,1997

   15,042 $1,504 $48,000 $38,257 $(1,003) $(29,773)  $(12,289) $(200) $44,496
   ==========================================================================


See accompanying notes.


                         LSB Industries, Inc.

                Consolidated Statements of Cash Flows



                                          YEAR ENDED DECEMBER 31,
                                           1997     1996    1995
                                       -------------------------------
                                               (In Thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                 $(23,065)  $ (3,845)  $ (3,732)
Adjustments to reconcile net loss to
net cash provided (used) by operations
Extraordinary charge related to
financing activities                        4,619           -          -
Depreciation of property, plant
and equipment                              11,142       8,655      7,909
Amortization                                1,308       1,124      1,150
Provision for possible losses
Trade accounts receivable                   1,544       1,450      1,696
Notes receivable                            1,093       1,565      1,350
Environmental matters                         300         100          -
Loan guarantee                              1,093         626        590
Recapture of prior period provisions
for loss on loans receivable secured
by real estate                             (1,383)          -         -
(Gain) loss on sales of assets                 57       (1,574)     (203)
Cash provided (used) by changes in
assets and liabilities:
Trade accounts receivable                  (3,805)      (8,267)   (4,092)
Inventories                                (1,892)      (1,717)   (6,091)
Supplies and prepaid items                   (476)      (1,533)      725
Accounts payable                          (13,549)      13,288      (902)
Accrued liabilities                         2,530        3,441     1,256
                                          -------       -------   -------

Net cash provided (used) by operating     (20,484)      13,313      (344)
activities
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                      (12,633)     (19,950)   (17,810)
Principal payments on loans receivable        283          742      1,586
Proceeds from sales of equipment and
real estate properties                      1,957          417      1,345
Proceeds from the sale of investment
securities                                      -        1,524          -
Other assets                               (5,293)      (3,745)    (3,872)
                                         -----------------------------------
Net cash used by investing activities     (15,686)     (21,012)   (18,751)


(Continued on following page)

                         LSB Industries, Inc.

          Consolidated Statements of Cash Flows (continued)




                                       YEAR ENDED DECEMBER 31,
                                       1997     1996      1995
                                    ------------------------------
                                             (In Thousands)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term and other debt   $(75,846)  $(11,985)  $ (9,476)
Long-term and other borrowings          162,451     25,029     18,471
Debt prepayment charge                   (4,619)         -          -
Net change in revolving debt facilities (37,525)    (1,266)    15,070
Net change in drafts payable                201        112       (867)
Dividends paid:
Preferred stocks                         (3,229)    (3,229)    (3,229)
Common stock                               (773)      (780)      (774)
Purchase of treasury stock               (1,372)      (175)    (1,445)
Net proceeds from issuance of common
 stock                                      196        193        155
                                         -----------------------------
Net cash provided by financing activities  39,484    7,899     17,905
                                         -----------------------------

Net increase (decrease) in cash and cash
equivalents from all activities             3,314      200     (1,190)
Cash and cash equivalents at beginning of
year                                        1,620    1,420      2,610
                                         -----------------------------
Cash and cash equivalents at end of
year                                     $  4,934 $  1,620   $  1,420
                                         ==============================

See accompanying notes.


                         LSB Industries, Inc.

              Notes to Consolidated Financial Statements

                   December 31, 1997, 1996 and 1995



1. BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of LSB Industries, Inc. (the "Company") and its subsidiaries. The Company is a diversified holding company which is engaged in, through its subsidiaries, the manufacture and sale of chemical products (the "Chemical Business"), the manufacture and sale of a broad range of air handling and heat pump products (the "Climate Control Business"), the manufacture or purchase and sale of certain automotive products (the "Automotive Business") and the purchase and sale of machine tools (the "Industrial Products Business"). See Note
13 - Segment Information

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

INVENTORIES

Purchased machinery and equipment are carried at specific cost plus duty, freight and other charges, not in excess of net realizable value. All other inventory is priced at the lower of cost or market, with cost being determined using the first-in, first-out (FIFO) basis, except for certain heat pump products with a value of $8,151,000 at December 31, 1997 ($8,595,000 at December 31, 1996), which are priced at the lower of cost or market, with cost being determined using the last-in, first-out (LIFO) basis. The difference between the LIFO basis and current cost was $1,223,000 and $1,013,000 at December 31, 1997 and 1996, respectively.

DEPRECIATION

For financial reporting purposes, depreciation, depletion and amortization is primarily computed using the straight-line method over the estimated useful lives of the assets.

CAPITALIZATION OF INTEREST

Interest costs of $1,113,000, $2,405,000 and $1,357,000 related to the construction of a nitric acid plant were capitalized in 1997, 1996 and 1995, respectively, and are amortized over the plant's estimated useful life.

LOANS RECEIVABLE

Loans receivable are stated at unpaid principal balances, less allowances for loan losses, if any (none in 1997, 1996 or 1995). Management's periodic evaluation of the adequacy of the allowance is based on past loan loss

                         LSB Industries, Inc.

        Notes to Consolidated Financial Statements (continued)



2. ACCOUNTING POLICIES (CONTINUED)

experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of the underlying collateral, and current economic conditions.

In February 1997, the Company foreclosed on a loan receivable with a carrying amount of $14.0 million and exercised its option to acquire the related office building located in Oklahoma City, known as "The Tower." The estimated fair value of The Tower at the date of acquisition exceeds the Company's carrying amount at December 31, 1997 plus the exercise payment. See Note 15 - Subsequent Event.

EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED

The excess of purchase price over net assets acquired, which is included in other assets in the accompanying balance sheets, were $3,287,000 and $3,941,000, net of accumulated amortization, of $3,641,000 and $3,400,000 at December 31, 1997 and 1996, respectively, and is amortized by the straight-line method over periods of 10 to 22 years. The carrying value of the excess of purchase price over net assets acquired is reviewed (using estimated future net cash flows, including proceeds from disposal) if the facts and circumstances indicate that it may be impaired. No significant impairment provisions were required in 1997, 1996 or 1995.

DEBT ISSUANCE COST

Debt issuance costs are amortized over the term of the associated debt instrument using the straight-line method. Such costs, which are included in other assets in the accompanying balance sheet, were $4,272,000 and $1,224,000 net of accumulated amortization of $683,000 and $1,257,000 as of December 31, 1997 and 1996, respectively.

RESEARCH AND DEVELOPMENT COSTS

Costs incurred in connection with product research and development are expensed as incurred. Such costs amounted to $394,000 in 1997, $532,000 in 1996 and $501,000 in 1995.

ADVERTISING COSTS

Costs incurred in connection with advertising and promotion of the Company's products are expensed as incurred. Such costs amounted to $2,430,000 in 1997, $1,814,000 in 1996 and $1,658,000 in 1995.


                                  LSB Industries, Inc.

                 Notes to Consolidated Financial Statements (continued)

2.  ACCOUNTING POLICIES (CONTINUED)

TRANSLATION OF FOREIGN CURRENCY

Assets and liabilities of foreign operations, where the functional currency is the local currency, are translated into U.S. dollars at the fiscal year end exchange rate. The related translation adjustments are recorded as cumulative translation adjustments, a separate component of shareholders' equity. Revenues and expenses are translated using average exchange rates prevailing during the year.

HEDGING

In 1997, the Company entered into an interest rate forward agreement to effectively fix the interest rate on a long-term lease commitment to become effective August 1998 (not for trading purposes). The Company accounts for this agreement under the deferral method, whereby the net gain or loss upon settlement will adjust the item being hedged, the minimum lease rentals in periods commencing with the lease execution. If the necessary correlation (generally a correlation coefficient of between 80% and 125%) ceases, the differential between the market value and the carrying value will be recognized in operations as a gain or loss. Under the interest rate forward agreement, the Company is the fixed rate payor on notional amounts aggregating $50 million with a weighted average interest rate of 7.12%. The agreement requires a net settlement on maturity in August 1998, of which an unrelated third party is contractually obligated for 50%. The Company is required to post margin in the form of bank letters of credit or treasury bills under this interest rate hedge agreement. At December 31, 1997, the Company had issued margin in the form of letters of credit and treasury bills of approximately $3.6 million. See Note 10 - Commitments and Contingencies and Note - 12 - Fair Value of Financial Instruments.

                                  LSB Industries, Inc.


                 Notes to Consolidated Financial Statements (continued)


2.ACCOUNTING POLICIES (CONTINUED)

In November 1997, the Company entered into a three month natural gas swap agreement at a price of $2.94 per MMBtu for the months of December 1997 through February 1998 to hedge the price volatility of ammonia(not for trading purposes). Under these swap agreements, the Company is the fixed-price payor. Monthly payments are made or received based on the differential between the fixed price and the specified index price of natural gas on the settlement date. Gains or losses resulting from the settlement of the swap transactions are recognized in cost of sales when the inventory is sold. At December 31,1997, commodity contracts involving notional amounts of 236,000 MMBtu were outstanding and are not reflected in the accompanying balance sheet. These notional amounts do not represent amounts exchanged by the parties; rather, they are used as the basis to calculate the amounts due under the agreements.

LOSS PER SHARE

In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements.

Net loss applicable to common stock is computed by adjusting net loss by the amount of preferred stock dividends. Basic loss per common share is based upon the weighted average number of common shares outstanding during each period after giving appropriate effect to preferred stock dividends. Diluted loss per share is based on the weighted average number of common shares and dilutive common equivalent shares outstanding and the assumed conversion of dilutive

                                  LSB Industries, Inc.


                 Notes to Consolidated Financial Statements (continued)



2.  ACCOUNTING POLICIES (CONTINUED)

convertible securities outstanding, if any, after appropriate adjustment for interest, net of related income tax effects on convertible notes payable, as applicable. All potentially dilutive securities were antidilutive for all periods presented and have thus, been excluded from diluted loss per share. See Note 7- Stockholder's Equity, Notes 8 - Redeemable Preferred Stock, and
Note 9 Nonredeemable Preferred Stock for a full description of securities which may have a dilutive effect in future periods.

Average common shares outstanding used in computing loss per share are as follows:


                            1997      1996      1995
                          ------------------------------

Basic and diluted        12,876,064   12,925,649  13,020,677

RECENTLY ISSUED PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("Statement 130"), which is effective for fiscal years beginning after December 15, 1997. Reclassifications of financial statements for earlier periods presented for comparative purposes will be required when adopted by the Company in 1998. The Statement establishes standards for reporting and displaying comprehensive income. Comprehensive income is defined as the change in equity of an enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investment by owners and distributions to owners. The primary impact of the new Statement will be related to the inclusion of foreign currency translation gains or losses in determining "Comprehensive Income" as compared with the current statement of operations which does not give effect to this item.


                                  LSB Industries, Inc.


                 Notes to Consolidated Financial Statements (continued)



2.ACCOUNTING POLICIES (CONTINUED)

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("Statement 131"), which is effective for years beginning after December 15, 1997. Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Statement 131 is effective for financial statements for fiscal years beginning after December 15, 1997 and, therefore, the Company will adopt the new requirements retroactively in 1998. Management has not completed its review of Statement 131, but does not anticipate that the adoption of this Statement will have a significant effect on the Company's reported segments.

STATEMENTS OF CASH FLOWS

For purposes of reporting cash flows, cash and cash equivalents include cash, overnight funds and interest bearing deposits with maturities when purchased by the Company of 90 days or less.

Supplemental cash flow information includes:


                                            1997    1996    1995
                                          --------------------------
                                               (In Thousands)
Cash payments for:
Interest on long-term debt and other      $ 14,804  $ 12,038  $10,613
Income taxes, net of refunds                    86       345      191
Noncash financing and investing activities
Long-term debt issued for property,
plant and equipment                          1,108     2,226    2,534


                                LSB Industries, Inc.
                   Notes to Consolidated Financial Statements (continued)



3. INVENTORIES

Inventories at December 31, 1997 and 1996 consist of:


                          FINISHED
                             (OR     WORK-IN-    RAW
                          PURCHASED)
                            GOODS    PROCESS   MATERIALS    TOTAL
                          --------------------------------------
                                   (In Thousands)

1997:
Chemical products        $  10,314   $   4,556   $  11,020   $  25,890
Climate Control products     2,941       3,246       6,748      12,935
Automotive products         16,478         780       5,421      22,679
Machinery and industrial     6,696           -           -       6,696
supplies
                        -----------------------------------------------
Total                    $  36,429   $   8,582   $  23,189   $  68,200
                        ===============================================
1996 total               $  37,646   $  10,742   $  19,594   $  67,982
                        ===============================================


                         LSB Industries, Inc.

        Notes to Consolidated Financial Statements (continued)



4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, consist of:


                                              DECEMBER 31,
                                           1997          1996
                                         ------------------------
                                             (In Thousands)
Land and improvements                     $  5,425  $   4,860
Buildings and improvements (A)               34,648    21,540
Machinery, equipment and automotive         154,727   141,972
Furniture, fixtures and store equipment       7,159     6,399
Producing oil and gas properties              3,246     3,279
                                            ------------------
                                             205,205   178,050
Less accumulated depreciation, depletion and  86,874    74,907
amortization
                                            ------------------
                                          $  118,331 $ 103,143
                                            ==================

(A) Includes The Tower in 1997 acquired through foreclosure in February 1997 as discussed in Note 2 - Accounting Policies, Loans Receivable. See Note
15 - Subsequent Event.

                         LSB Industries, Inc.

        Notes to Consolidated Financial Statements (continued)



5.LONG - TERM DEBT

Long - term debt consists of the following:

                                             DECEMBER 31,
                                           1997      1996
                                       -----------------------
                                             (In Thousands)

Secured revolving credit facility
with interest at a base rate plus
a specified percentage (10.0%
aggregate rate at December 31,
1997) (A)                               $   19,275 $  57,248
10-3/4% Senior Notes due 2007 (B)          105,000
Secured loan with interest payable
monthly (C)                                 11,806    13,855
Note payable to bank, due in monthly
installments of principal and interest
through May 2001, interest at a rate
equal to the Wall Street Journal
prime rate plus .75% (aggregate rate
of 9.25% at December 31, 1997 (D)            12,622    12,866
Secured loan due in monthly installments
Of principal and interest through July 31,
2003,interest at a rate equal to the
"Three-month adjusted                             -    11,820
Libor rate plus 4.25%" (E)
Secured loans with institutional lender (F):
10.415% TO 12.72% term loans                      -     5,542
Revolving credit facility                         -     1,944
Other, with interest at rates of 7.5% to
12.25%,most of which is secured by machinery
And equipment(G)                              32,238    29,009
                                            --------------------
                                             180,941   132,284
LESS CURRENT PORTION OF LONG-TERM DEBT        15,874    13,007
                                           ---------------------
LONG-TERM DEBT DUE AFTER ONE YEAR         $  165,067 $ 119,277
                                           =====================

                         LSB Industries, Inc.

        Notes to Consolidated Financial Statements (continued)



5.LONG - TERM DEBT (CONTINUED)

(A) In December 1994, the Company, certain subsidiaries of the Company (the "Borrowing Group") and a bank entered into a series of six asset-based revolving credit facilities which provided for an initial term of three years. In November 1997, the Company amended the agreement. The amended agreement provides for a $65 million revolving credit facility (the "Revolving Credit Facility") with four separate loan agreements (the "Credit Facility Agreement"'), for the Company and its subsidiaries. Under the Revolving Credit Facility, certain conditions exist which restrict intercompany transfers of amounts borrowed between subsidiaries. Borrowings under the Revolving Credit Facility bear an annual rate of interest at a floating rate based on the lender's prime rate plus 1.5% per annum or, at the Company's option, on the lender's LIBOR rate plus 3.875% per annum (which rates are subject to increase or reduction based upon specified availability and adjusted tangible net worth levels). The agreement will terminate on December 31, 2000, subject to automatic renewal for terms of 13 months each, unless terminated by either party. The Credit Facility Agreement also requires the payment of an annual facility fee equal to 0.5% of the unused Revolving Credit Facility. The Company may terminate the Revolving Credit Facility prior to maturity; however, should the Company do so, it would be required to pay a termination fee equal to 1% of the average daily balance of loans and letters of credit outstanding during the 180 day period immediately prior to termination.

     Each of the Credit Facility Agreements specify a number of events of default and requires the Company to maintain certain financial ratios (including adjusted tangible net worth and debt ratios), limits the amount of capital expenditures, and contains other covenants which restrict, among other things, (i) the incurrence of additional debt;
     (ii) the payment of dividends and other distributions; (iii) the making of certain investments; (iv) certain mergers, acquisitions and dispositions; (v) the issuance of secured guarantees; and (vi) the granting of certain liens.

     Events of default under the Revolving Credit Facility include, among other things, (i) the failure to make payments of principal, interest, and fees, when due; (ii) the failure to perform covenants contained therein; (iii) the occurrence of a change in control if any party is or becomes the beneficial owner of more than 50% of the total voting securities of the Company, except for Jack E. Golsen or members of his immediate family; (iv) default under any material agreement or instrument (other than an agreement or instrument evidencing the lending

                                  LSB Industries, Inc.


                 Notes to Consolidated Financial Statements (continued)




5.LONG - TERM DEBT (CONTINUED)

     of money) which would have a material adverse effect on the Company and its subsidiaries which are borrowers under the Revolving Credit Facility, taken as a whole, and which is not cured within the grace period; (v) a default under any other agreement relating to borrowed money exceeding certain limits; and (vi) customary bankruptcy or insolvency defaults.

     At December 31, 1997, the Company and its subsidiaries were not in compliance with certain of its financial covenants of the Revolving Credit Facility. In April 1998, the Company obtained a waiver of noncompliance and an amendment to reset the financial covenants through maturity.

     The Revolving Credit Facility is secured by the accounts receivable, inventory, proprietary rights, general intangibles, books and records, and proceeds thereof of the Company. See Note 15 - Subsequent Event.

(B) On November 26, 1997, a subsidiary of the Company (ClimaChem, Inc., "CCI") completed the sale of $105 million principal amount of 10 3/4% Senior Notes due 2007 (the "Notes"). The proceeds of the Notes of $101.8 million, net of underwriter's fees, were used to (a) fully repay the principal and prepayment fees of a $50 million John Hancock Mutual Life Insurance Company ("John Hancock") financing arrangement described in
     Note 14-Extraordinary Charge, (b) reduce amount outstanding under



                                  LSB Industries, Inc.


                 Notes to Consolidated Financial Statements (continued)



5.LONG TERM DEBT (CONTINUED)

     various revolving credit facilities with respect to the chemical business and the Climate Control Business, and (c) fund a loan to the Company of $10 million. The Notes bear interest at an annual rate of 10 3/4% payable semiannually in arrears on June 1 and December 1 of each year. The Notes are Senior unsecured obligations of CCI and rank pari passu in right of payment to all existing senior unsecured indebtedness of CCI and its subsidiaries. The Notes are effectively subordinated to all existing and future senior secured indebtedness of CCI.

     The Notes were issued pursuant to an Indenture, which contains certain covenants that, among other things, limit the ability of CCI and its subsidiaries to: (i) incur additional indebtedness; (ii) incur certain liens; (iii) engage in certain transactions with affiliates; (iv) make certain restricted payments; (v) agree to payment restrictions affecting subsidiaries; (vi) engage in unrelated lines of business; or (vii) engage in mergers, consolidations or the transfer of all or substantially all of the assets of CCI to another person. In addition, in the event of certain asset sales, CCI will be required to use the proceeds to reinvest in the Company's business, to repay certain debt or to offer to purchase Notes at 100% of the principal amount thereof, plus accrued and unpaid interest, if any, thereon, plus liquidated damages, if any, to the date of purchase.

     Except as described below, the Notes are not redeemable at CCI's option prior to December 1, 2002. After December 1, 2002, the Notes will be subject to redemption at the option of CCI, in whole or in part, at the redemption prices set forth in the Indenture, plus accrued and unpaid interest thereon, plus liquidated damages, if any, to the applicable redemption date. In addition, until December 1, 2000, up to $35 million in aggregate principal amount of Notes are redeemable, at the option of CCI, at a price of 110.75% of the principal amount of the Notes, together with accrued and unpaid interest, if any, thereon, plus liquidated damages, if any, to the date of the redemption, with the net cash proceeds of a public equity offering; provided, however, that at least $65 million in aggregate principal amount of the Notes remain outstanding following such redemption.


                                  LSB Industries, Inc.


                 Notes to Consolidated Financial Statements (continued)


5.LONG TERM DEBT (CONTINUED)

     In the event of a change of control of the Company or CCI, holders of the Notes will have the right to require CCI to repurchase the Notes, in whole or in part, at a redemption price of 101% of the principal amount thereof, plus accrued and unpaid interest, if any, thereon, plus liquidated damages, if any, to the date of repurchase.

     CCI is a holding company with no assets or operations other than its investments in its subsidiaries, and each of its subsidiaries is wholly owned, directly or indirectly. CCI's payment obligations under the Notes are fully, unconditionally and joint and severally guaranteed by all of the existing subsidiaries of CCI, except for El Dorado
     Nitrogen Company ("EDNC"). The assets, equity, and earnings of EDNC are inconsequential for all periods presented. Separate financial statements and other disclosures concerning the guarantors are not presented herein because management has determined they are not material to investors. Summarized financial information of CCI and its subsidiaries as of December 31, 1997 and 1996 and the results of operations for each of the three years ended December 31, 1997 is as follows:


                                            DECEMBER 31,
                                           1997      1996
                                          -----------------
                                           (In Thousands)

BALANCE SHEET DATA:
Current assets                          $   88,442    $   84,492
Property, plant and equipment               84,329        82,676
Notes receivable from LSB and affiliates    13,443             -
Other assets                                14,661         6,586
                                        ------------------------
Total assets                            $  200,875    $  173,754
                                       ==========================
Current liabilities                     $   38,004    $   52,342
Long-term debt                             126,346        71,763
Other                                        9,236        16,806
Stockholders' equity                        27,289        32,843
                                       --------------------------
Total liabilities and stockholders'
equity                                  $  200,875    $  173,754
                                       ===========================

                             LSB Industries, Inc.

                 Notes to Consolidated Financial Statements (continued)


5.LONG-TERM DEBT (CONTINUED)



                                       DECEMBER 31,
                                 1997      1996      1995
                                 ------------------------
                                      (In Thousands)



OPERATIONS DATA:
Total revenues                $   263,321$   255,618 $  221,541
Costs and expenses:
Costs of sales                    213,772    207,828    172,858
Selling, general and
  administrative                   37,854     33,122     30,344
Interest                            9,369      6,247      7,185
                                -------------------------------
                                  260,995    247,197    210,387
                                -------------------------------
Income before provision for
income taxes and extraordinary
charge                              2,326      8,421     11,154

Provision for income taxes          1,429      2,668      5,255
                                 ------------------------------
Income before extraordinary charge    897      5,753      5,899

Extraordinary charge, net of income
tax benefit of $1,750,000           2,869          -          -
                                -------------------------------
Net income (loss)             $    (1,972)  $  5,753  $   5,899
                                ===============================

                            LSB Industries, Inc.

               Notes to Consolidated Financial Statements (continued)

5.LONG TERM DEBT (CONTINUED)

(C) This agreement, as amended, between a subsidiary of the Company and an institutional lender provided for a loan, the proceeds of which were used in the construction of a nitric acid plant, in the aggregate amount of $16.5 million requiring 84 equal monthly payments of principal plus interest, with interest at a fixed rate of 8.86% through maturity in 2002. This agreement is secured by the plant, equipment and machinery, and proprietary rights associated with the plant which has an approximate carrying value of $30.3 million at December 31, 1997.

     In November 1997, the Company amended this agreement to restate the financial and restrictive covenants to be applicable to the subsidiary of the Company. This agreement, as amended, contains covenants (i) requiring maintenance of an escalating tangible net worth, (ii) restricting distributions and dividends, (iii) restricting a change of control of the subsidiary and the Company and (iv) requiring maintenance of a reducing debt to

                                  LSB Industries, Inc.

                    Notes to Consolidated Financial Statements (continued)

5.LONG TERM DEBT (CONTINUED)

     tangible net worth ratio. At December 31, 1997, the subsidiary of the Company was not in compliance with certain of the financial covenants of the agreement. In March 1998, the subsidiary of the Company obtained a waiver of the noncompliance and an amendment to reset the financial covenants through maturity.

(D) In May 1995, a subsidiary of the Company entered into a term loan agreement with a bank in the amount of $9 million. The agreement was amended in May 1996 to increase the loan to $13 million. The loan, which matured in May 2001, was payable in 60 monthly payments of principal and interest, commencing on June 30, 1996. The monthly principal and interest payment was based on a 240-month period ("Amortization Period") at a rate of interest equal to .75% in excess of the prime rate of a certain bank. The loan was secured by The Tower, subsequent to its acquisition in February 1997. See Note 15-Subsequent Event.

(E) This agreement between a subsidiary of the Company and a subsidiary of a bank required monthly installments of principal and interest through July 31, 2003 at the three-month adjusted LIBOR rate plus 4.25%. The outstanding balance was paid in February 1997 in connection with the John Hancock financing arrangement. See Note 14-Extraordinary Charge.

(F) This agreement between a subsidiary of the Company and two institutional lenders provided for two series of term loans and a revolving credit facility. The outstanding balance was paid in February 1997 in connection with the John Hancock financing arrangement. See Note 14-Extraordinary Charge.

(G) Includes a $3.0 million note payable to SBL Corporation, a related party owned by the Golsen family. The note bears interest at 10.75% per annum, is unsecured and due on demand.

Maturities of long-term debt for each of the five years after December 31, 1997 are: 1998 - $15,874; 1999 - $8,167; 2000 - $27,498; 2001 - $19,296; 2002
- $2,912 and thereafter - $107,194.

                           LSB Industries, Inc.

            Notes to Consolidated Financial Statements (continued)


6.INCOME TAXES


The provision for income taxes before extraordinary charge consists of the following for the year indicated:


                            1997      1996      1995
                         ------------------------------
                                 (In Thousands)


Current:

  Federal                   $ -       $ 54      $  -
  State                      50         96       150
                           ----------------------------
                            $50       $150      $150
                            ===========================


                         LSB Industries, Inc.

        Notes to Consolidated Financial Statements (continued)



6.INCOME TAXES (CONTINUED)

The approximate tax effects of each type of temporary difference and carryforward that are used in computing deferred tax assets and liabilities and the valuation allowance related to deferred tax assets at December 31, 1997 and 1996 are as follows:


                                           1997      1996
                                         -------------------
                                           (IN THOUSANDS)

DEFERRED TAX ASSETS

Allowances for doubtful accounts and
other asset impairments not deductible
for tax purpose                            $  5,361  $  4,896
Capitalization of certain costs as
inventory for tax purposes                    2,835     3,415
Net operating loss carryforward              26,334    17,642
Investment tax and alternative minimum
tax credit carryforwards                      1,397     1,397
Other                                           956     1,079
                                           -------------------
Total deferred tax assets                    36,884    28,429
Less valuation allowance on deferred tax
assets                                       26,455    17,363
                                           -------------------
Net deferred tax assets                    $ 10,429  $ 11,066
                                           ===================

DEFERRED TAX LIABILITIES
Accelerated depreciation used for tax
purposes                                   $  8,288  $  8,918
Inventory basis difference resulting from
a business combination                        2,139     2,139
Other                                             2         9
                                           ------------------
Total deferred tax liabilities             $ 10,429  $ 11,066
                                           ==================

The Company is able to realize deferred tax assets up to an amount equal to the future reversals of existing taxable temporary differences. The taxable temporary differences will turn around in the loss carryforward period as the differences are depreciated or amortized. Other differences will turn

                        LSB Industries, Inc.

       Notes to Consolidated Financial Statements (continued)



6. INCOME TAXES (CONTINUED)

around as the assets are disposed in the normal course of business.

The differences between the amount of the provision for income taxes and the amount which would result from the application of the federal statutory rate to "Loss before provision for income taxes and extraordinary charge" for each of the three years in the period ended December 31, 1997 are detailed below:


                                      1997          1996         1995
                                  --------------------------------------
                                              (In Thousands)
(s>

Benefit for income taxes at federal
statutory rate                      $ (8,055)      $ (1,293)    $ (1,254)
Changes in the valuation allowance
related to deferred tax assets,        7,313          1,591          409
net of rate differential
State income taxes, net of federal        33             62           99
benefit
Permanent differences                    534            364          283
Foreign subsidiary loss (income)         191           (635)         615
Alternate minimum tax                      -             54            -
Other                                     34              7           (2)
                                    -------------------------------------
Provision for income taxes          $     50        $   150     $    150
                                    =====================================


At december 31, 1997, the company has regular-tax net operating loss ("NOL") carryforwards of approximately $65 million (approximately $18 Million alternative minimum tax NOLs). Certain amounts of regular-tax NOL Expire beginning in 1999.

                       LSB Industries, Inc.

              Notes to Consolidated Financial Statements (continued)



7. STOCKHOLDERS' EQUITY

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

Pro forma information regarding net income and earnings per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1997, 1996 and 1995, respectively: risk-free interest rates of 6.2%, 6.0% and 6.4%; a dividend yield of 1.43%, 1.38% and 1.04%; volatility factors of the expected market price of the Company's common stock of .42, .41 and .41; and a weighted average expected life of the option of 8.0, 6.8 and 7.3 years.

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

                         LSB Industries, Inc.

        Notes to Consolidated Financial Statements (continued)



7. STOCKHOLDERS' EQUITY (CONTINUED)

For purposes of pro forma disclosures, the estimated fair value of the qualified and non-qualified stock options is amortized to expense over the options' vesting period. The Company's pro forma information follows:



                                 YEAR ENDED DECEMBER 31,
                                 1997      1996      1995
                             ---------------------------------
                          (In Thousands, Except Per Share Data)


Net loss applicable to        $(26,715)   $(7,184)  $(7,036)
common
   stock
Loss per common share            (2.07)      (.56)     (.54)


Because Statement 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1998.

                          LSB Industries, Inc.

             Notes to Consolidated Financial Statements (continued)



7.STOCKHOLDERS' EQUITY (CONTINUED)

QUALIFIED STOCK OPTION PLANS

In November 1981, the Company adopted the 1981 Incentive Stock Option Plan (1,350,000 shares), in March 1986, the Company adopted the 1986 Incentive Stock Option Plan (1,500,000 shares) and, in September 1993, the Company adopted the 1993 Stock Option and Incentive Plan (850,000 shares). Under these plans, the Company is authorized to grant options to purchase up to 3,700,000 shares of the Company's common stock to key employees of the Company and its subsidiaries. The 1981 and 1986 Incentive Stock Option Plans have expired and, accordingly, no additional options may be granted from these plans. Options granted prior to the expiration of these plans continue to remain valid thereafter in accordance with their terms. At December 31, 1997, there are 212,260 of options outstanding related to these two plans. At December 31, 1997, there are 836,500 options outstanding related to the 1993 Incentive Stock Option Plan which continues to be effective. These options become exercisable 20% after one year from date of grant, 40% after two years, 70% after three years, 100% after four years and lapse at the end of ten years. The exercise price of options to be granted under this plan is equal to the fair market value of the Company's common stock at the date of grant. For participants who own 10% or more of the Company's common stock at the date of grant, the option price is 110% of the fair market value at the date of grant and the options lapse after five years from the date of grant.


                           LSB Industries, Inc.

        Notes to Consolidated Financial Statements (continued)


7.STOCKHOLDERS' EQUITY (CONTINUED)


Activity in the Company's qualified stock option plans during each of the three years in the period ended December 31, 1997 is as follows:

                         1997                1996             1995
                ---------------------------------------------------------
                          Weighted           Weighted         Weighted
                          Average           Average          Average
                          Exercise          Exercise         Exercise
                Shares    Price    Shares   Price    Shares  Price
                ----------------------------------------------------------

Outstanding at 1,176,640   $4.08    611,140   $3.40   581,140  $ 2.84
 beginning of
 year
Granted                -       -    720,500    4.33    91,000    5.88
Exercised       (118,880)   2.81   (120,000)   2.13   (61,000)   1.74
Surrendered,
Forfeited or
 expired          (9,000)   6.05    (35,000)   4.21         -        -
                ----------  -----  ----------  -----  ----------  -----
Outstanding at
End of year     1,048,760   4.25  1,176,640    4.08   611,140    3.40
               ==========  =====  ==========  =====  ==========  =====
Exercisable at
end of year       414,960   3.81    354,540    3.76   390,540     2.39
               ==========  =====  ==========  =====  ==========  =====

Weighted average
Fair value of options
Granted during year            -               2.00               3.01



                          LSB Industries, Inc.

                Notes to Consolidated Financial Statements (continued)

7.STOCKHOLDERS' EQUITY (CONTINUED)

Outstanding options to acquire 868,260 shares of stock at December 31, 1997 Had exercise prices ranging from $1.13 to $4.13 per share (337,660 of which Are exercisable at a weighted average price of $3.15 per share) and had a Weighted average exercise price of $3.86 and remaining contractual life of 5.4 Years. The balance of options outstanding at December 31, 1997 had exercise Prices ranging from $5.36 to $9.00 per share (77,300 of which are exercisable At a weighted average price of $6.69 per share) and had a weighted average Exercise price of $6.15 and remaining contractual life of 7.0 years.

NON-QUALIFIED STOCK OPTION PLANS

The Company's Board of Directors approved the grant of non-qualified stock options to the Company's outside directors, President and certain key employees, as detailed below. The option price was based on the market value of the Company's common stock at the date of grant. These options have vesting terms and lives specific to each grant but generally vest over 48 months and expire five or ten years from the grant date (except for the 1994 extension discussed below). In June 1994, the Board of Directors extended the expiration date on the grant of options for 165,000 shares to the Company's Chairman for an additional five years. The option price and terms of the option were unchanged except that, in consideration of the extension of time to exercise, the Chairman agreed to a revised vesting schedule for exercise of 20% of the option shares in each of the years 1995, 1996 and 1997 and 40% of the option shares in 1998.

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

The Company shall automatically grant to each outside director an option to acquire 5,000 shares of the Company's common stock on April 30 following the end of each of the Company's fiscal years in which the Company realizes net income of $9.2 million or more for such fiscal year. The exercise price for an option granted under this plan shall be the fair market value of the shares of common stock at the time the option is granted. Each option granted under this plan to the extent not exercised shall terminate upon the earlier of the

                              LSB Industries, Inc.

                Notes to Consolidated Financial Statements (continued)


7.STOCKHOLDERS' EQUITY (CONTINUED)


termination as a member of the Company's Board of Directors or the fifth anniversary of the date such option was granted. During 1997 and 1995, the Company granted 50,000 options and 25,000 options, respectively, under the Outside Director Plan.

Activity in the Company's non-qualified stock option plans during each of the three years in the period ended December 31, 1997 is as follows:


                          1997                 1996                1995
                 -------------------  --------------------  ------------------
                           Weighted              Weighted            Weighted
                            Average               Average             Average
                            Exercise              Exercise            Exercise
                 Shares     Price      Shares    Price      Shares    Price
                 -------------------------------------------------------------

Outstanding at   265,000   $3.31       285,000   $3.44     335,000    $  2.83
beginning of year
Granted           50,000    4.19                            25,000       5.38
Exercised        (35,000)   3.13       (10,000)   3.13     (75,000)      1.38
Surrendered,
forfeited, or
 expired               -       -       (10,000)   7.19           -          -
                 ---------  -----      --------   -----    ---------   ------
Outstanding at
end of year      280,000    3.44       265,000    3.31      285,000      3.44
                =========  =====      ==========  =====     ==========  =====

Exercisable at
end of year      164,000    3.55        166,000   3.64      153,000      4.06
                =========  =====       =========  =====     ==========  =====

Weighted average
fair value of
options granted
during year                 2.00                                         2.14



                          LSB Industries, Inc.

             Notes to Consolidated Financial Statements (continued)



7.STOCKHOLDERS' EQUITY (CONTINUED)

Outstanding options to acquire 240,000 shares of stock at December 31, 1997 had exercise prices ranging from $1.38 to $4.25 per share (124,000 of which are exercisable at a weighted average price of $2.97 per share) and had a weighted average exercise price of $2.82 and remaining contractual life of 3.2 years. The balance of options outstanding at December 31, 1997 had exercise prices ranging from $5.38 to $9.00 per share (40,000 of which are exercisable at a weighted average price of $7.19 per share) and a weighted average exercise price of $7.19 and remaining contractual life of 1.8 years.

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

Prior to the acquisition by the Acquirer of beneficial ownership of 30% or



                           LSB Industries, Inc.


                 Notes to Consolidated Financial Statements (continued)


7.STOCKHOLDERS' EQUITY (CONTINUED)

more of the Company's stock, the Company's Board of Directors may redeem the Preferred Rights for $.01 per Preferred Right.


8. REDEEMABLE PREFERRED STOCK

Each share of the noncumulative redeemable preferred stock, $100 par value, is convertible into 40 shares of the Company's common stock at any time at the option of the holder; entitles the holder to one vote and is redeemable at par. The redeemable preferred stock provides for a noncumulative annual dividend of 10%, payable when and as declared. Dividend payments were current at December 31, 1997 and 1996.

9. NON-REDEEMABLE PREFERRED STOCK

The 20,000 shares of Series B cumulative, convertible preferred stock, $100 par value, are convertible, in whole or in part, into 666,666 shares of the Company's common stock (33.3333 shares of common stock for each share of preferred stock) at any time at the option of the holder and entitles the holder to one vote per share. The Series B preferred stock provides for annual cumulative dividends of 12% from date of issue, payable when and as declared. Dividend payments were current at December 31, 1997 and 1996.

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

The Series 2 Preferred is redeemable subsequent to June 15, 1996. The Series 2 Preferred is redeemable at the option of the Company, in whole or in part, at $52.28 per share if redeemed on or after June 15, 1996, and thereafter at prices decreasing ratably annually to $50.00 per share on or after June 15, 2003, plus accrued and unpaid dividends to the redemption date. Dividends on the Series 2 Preferred are cumulative and are payable quarterly in arrears. Dividend payments were current at December 31, 1997 and 1996.

                         LSB Industries, Inc.

        Notes to Consolidated Financial Statements (continued)

9. NON-REDEEMABLE PREFERRED STOCK (CONTINUED)

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

At December 31, 1997, the Company is authorized to issue an additional 248,461 shares of $100 par value preferred stock and an additional 5,000,000 shares of no par value preferred stock. Upon issuance, the Board of Directors of the Company is to determine the specific terms and conditions of such preferred stock.

10. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company leases certain property, plant and equipment under noncancelable operating leases. Future minimum payments on operating leases with initial or remaining terms of one year or more at December 31, 1997 are as follows:


                           (In
                       Thousands)


1998                    $  2,323
1999                       1,930
2000                       1,667
2001                       1,604
2002                       1,544
After 2002                 5,751
                        ----------
                        $ 14,819
                        ==========

Rent expense under all operating lease agreements, including month-to-month leases, was $4,085,000 in 1997, $4,337,000 in 1996 and $3,400,000 in 1995.

                         LSB Industries, Inc.

        Notes to Consolidated Financial Statements (continued)



10. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Renewal options are available under certain of the lease agreements for various periods at approximately the existing annual rental amounts. Rent expense paid to related parties was $90,000 in 1997, 1996 and 1995.

In June 1997, two wholly owned subsidiaries of the Company, El Dorado Chemical Company ("EDC"), and El Dorado Nitrogen Company ("EDNC"), entered into a series of agreements with Bayer Corporation ("Bayer") (collectively, the "Bayer Agreement"). Under the Bayer Agreement, EDNC will act as an agent to construct, and upon completion of construction, will operate a nitric acid plant (the "EDNC Baytown Plant") at Bayer's Baytown, Texas chemical facility. EDC has guaranteed the performance of EDNC's obligations under the Bayer Agreement. Under the terms of the Bayer Agreement, EDNC is to lease the EDNC Baytown Plant pursuant to a leveraged lease from an unrelated third party with an initial lease term of ten years from the date on which the EDNC Baytown Plant becomes fully operational. Upon expiration of the initial ten-year term from the date the EDNC Baytown Plant becomes operational, the Bayer Agreement may be renewed for up to six renewal terms of five years each; however, prior to each renewal period, either party to the Bayer Agreement may opt against renewal. It is anticipated that construction of the EDNC Baytown Plant will cost approximately $60 million and will be completed by the end of 1998. Construction financing of the EDNC Baytown Plant is to be provided by an unaffiliated lender. Neither the Company nor EDC has guaranteed any of the lending obligations for the EDNC Baytown Plant.


                             LSB Industries, Inc.


         Notes to Consolidated Financial Statements (continued)

10.COMMITMENTS AND CONTINGENCIES (CONTINUED)


PURCHASE COMMITMENTS

A subsidiary of the Company purchases substantial quantities of anhydrous ammonia for use in manufacturing its products. A subsidiary of the Company has contracts with two suppliers of ammonia. One contract requires a subsidiary of the Company to purchase not less than 75,000 tons nor more than 140,000 tons of anhydrous ammonia each contract year and is for a term expiring in December 1998. The other requires a subsidiary of the Company to take or pay for an average of 10,000 tons of anhydrous ammonia per month and expires April 2000. These contracts are at floating prices. Purchases of anhydrous ammonia under these two contracts aggregated $40.1 million in 1997 ($30.4 million and $23.8 million for the one contract effective in 1996 and 1995, respectively). The pricing volatility of such raw material directly affects the operating profitability of a subsidiary of the Company. A subsidiary of the Company also enters into agreements with suppliers of raw materials which require a subsidiary of the Company to provide finished goods in exchange therefore. At December 31, 1997, the subsidiary of the Company had received quantities of anhydrous ammonia in exchange for which the subsidiary of the Company has a commitment to provide 12,020 tons of ammonium nitrate and 20,250 tons of nitric acid. The Company believes these agreements are generally favorable to the subsidiary of the Company and the delivery commitments will be met in the ordinary course of business. At December 31, 1997, the Company has a standby letter of credit outstanding related to its Chemical Business of $3.5 million.

A subsidiary of the Company leases certain precious metals for use in the subsidiary's manufacturing process under 90 day agreements. The agreement at December 31, 1997 requires rentals generally based on 17% of the leased metals' market values from January 1998 through March 1998, contract expiration. The agreements also require the subsidiary to purchase 900 ounces of platinum at $450 per ounce if the spot price for platinum is $450 per ounce or lower at the end of the lease term.

In January 1996, a subsidiary negotiated an amendment to an agreement with a foreign customer, modifying the subsidiary's firm commitment to purchase $30 million of bearing products over a five-year period in exchange for waiver of the foreign customer's commitment to provide bearing products without charge to the subsidiary at a future date. Under this amendment the Company is not required to purchase more bearing products each year than it can sell in its normal course of business. During 1995, the subsidiary purchased approximately


                        LSB Industries, Inc.


      Notes to Consolidated Financial Statements (continued)


10.COMMITMENTS AND CONTINGENCIES (CONTINUED)


$3.1 million of product in connection with such requirement. As a result of the elimination of the subsidiary's future bearing product commitment, the Company recognized the remaining $1.8 million of contract revenue in 1995 which had been previously deferred pending completion of the subsidiary's firm purchase commitment.

In July 1995, a subsidiary of the Company entered into a product supply agreement with a third party whereby the subsidiary is required to make monthly facility fee and other payments which aggregate $71,965. In return for this payment, the subsidiary is entitled to certain quantities of compressed oxygen produced by the third party. Except in circumstances as defined by the agreement, the monthly payment is payable regardless of the quantity of compressed oxygen used by the subsidiary. The term of this agreement, which has been included in the above minimum operating lease commitments, is for a term of 15 years; however, after the agreement has been in effect for 60 months, the subsidiary can terminate the agreement without cause at a cost of approximately $4.5 million. Based on the subsidiary's estimate of compressed oxygen demands of the plant, the cost of the oxygen under this agreement is expected to be favorable compared to floating market prices.

                                  LSB Industries, Inc.


                 Notes to Consolidated Financial Statements (continued)


DEBT GUARANTEE

The Company has guaranteed approximately $2.6 million of indebtedness of a start-up aviation company, Kestrel Aircraft Company, in exchange for a 25.6% ownership interest, to which no value has been assigned as of December 31, 1997. The Company has advanced the aviation company $341,000 as of December 31, 1997 and 1996 and is accruing losses of the aviation company based on its ownership percentage. In February and March 1998, the Company purchased an additional 11.6% ownership interest in the aviation company in exchange for approximately $287,000. The Company has recorded losses of $2,309,000 ($1,093,000 in 1997, $626,000 in 1996 and $590,000 in 1995) related to the debt guarantee. The debt guarantee relates to a $2 million term note and a $2 million revolving credit facility. The $2 million term note requires interest only payments through September 1998; thereafter, it requires monthly principal payments of $11,111 plus interest beginning in October 1998 until it matures on August 8, 1999, at which time all outstanding principal and unpaid interest are due. In the event of default of this note, the Company is required to assume payments on the note with the term extended until August 2004. The $2 million revolving credit facility, on which a subsidiary of the Company has guaranteed up to $600,000 of indebtedness, has an outstanding balance of $1.9 million at December 31, 1997.

The aviation company expects to complete the Federal Aviation Authority certification process in the second half of 1998, at which time commercial production may begin, subject to successfully obtaining additional financing required to complete the certification process and to establish commercial production facilities. At December 31, 1997, the aviation company is in technical violation of certain of its debt covenants; however, no demand has been made on the aviation company nor the guarantors. In March 1998, the aviation company is in negotiations with two potential inventors, both of which have indicated they have adequate resources to complete the certification process and begin commercial production; however, there are no assurances that the aviation company will close with either potential investor. If the aviation company is not successful in completing the certification process and obtaining additional external funding, the Company is likely to become responsible for the $2.6 million indebtedness guarantee and may not be able to recover amounts advanced.


                         LSB Industries, Inc.

        Notes to Consolidated Financial Statements (continued)



10. COMMITMENTS AND CONTINGENCIES (CONTINUED)

LEGAL MATTERS

Following is a summary of certain legal actions involving the Company:

A. In 1987, the U.S. Environmental Protection Agency ("EPA") notified one of the Company's subsidiaries, along with numerous other companies, of potential responsibility for clean-up of a waste disposal site in Oklahoma. In 1990, the EPA added the site to the National Priorities List. Following the remedial investigation and feasibility study, in 1992 the Regional Administrator of the EPA signed the Record of Decision ("ROD") for the site. The ROD detailed EPA's selected remedial action for the site and estimated the cost of the remedy at $3.6 million. In 1992, the Company made settlement proposals which would have entailed a collective payment by the subsidiaries of $47,000. The site owner rejected this offer and proposed a counteroffer of $245,000 plus a reopener for costs over $12.5 million. The EPA rejected the Company's offer, allocating 60% of the cleanup costs to the potentially responsible parties and 40% to the site operator. The EPA estimated the total cleanup costs at $10.1 million as of February 1993. The site owner rejected all settlements with the EPA, after which the EPA issued an order to the site owner to conduct the remedial design/remedial action approved for the site. In August 1997, the site owner issued an "invitation to settle" to various parties, alleging the total cleanup costs at the site may exceed $22 million.

     No legal action has yet been filed. The amount of the Company's cost associated with the clean-up of the site is unknown due to continuing changes in the estimated total cost of clean-up of the site and the percentage of the total waste which was alleged to have been contributed to the site by the Company. As of December 31, 1997, the Company has accrued an amount based on a recent preliminary settlement proposal by the alleged potential responsible parties; however, there is no assurance such proposal will be accepted. Such amount is not material to the Company's financial position or results of operations. This estimate is subject to material change in the near term as additional information is obtained. The subsidiary's insurance carriers have been notified of this matter; however, the amount of possible coverage, if any, is not yet determinable.


                                  LSB Industries, Inc.


                 Notes to Consolidated Financial Statements (continued)


10.COMMITMENTS AND CONTINGENCIES (CONTINUED)


B. A subsidiary of the Company submitted to the State of Arkansas a "Groundwater Monitoring Work Plan" which was approved by the State of Arkansas. Pursuant to the Groundwater Monitoring Work Plan, the subsidiary has performed phase I and II groundwater investigations, and submitted a risk assessment report to the State of Arkansas. The risk assessment report is currently being reviewed by the State of Arkansas.

     On February 12, 1996, the subsidiary entered into a Consent Administrative Agreement ("Administrative Agreement") with the state of Arkansas to resolve certain compliance issues associated with nitric acid concentrators. Pursuant to the Administrative Agreement, the subsidiary installed additional pollution control equipment to address the compliance issues. The subsidiary was assessed $50,000 in civil penalties associated with the Administrative Agreement. In the summer of 1996 and then on January 28, 1997, the subsidiary executed amendments to the Administrative Agreement ("Amended Agreements"). The Amended Agreements imposed a $150,000 civil penalty, which penalty has been paid. Since the 1997 amendment, the Chemical Business has been assessed stipulated penalties of approximately $67,000 by the ADPC&E for violations of certain provisions of the 1997 Amendment. The Chemical Business believes that the El Dorado Plant has made progress in controlling certain off-site emissions; however, such off-site emissions have occurred and continue to occur from time to time, which could result in the assessment of additional penalties against the Chemical Business by the ADPC&E for violation of the 1997 Amendment.

     During May 1997, approximately 2,300 gallons of caustic material spilled when a valve in a storage vessel failed, which was released to a stormwater drain, and according to ADPC&E records, resulted in a minor fish kill in a drainage ditch near the El Dorado Plant. ADPC&E has proposed a Consent Administrative Order to resolve the event. The proposed CAO is currently being drafted by ADPC&E, and EDC has been advised that it will include a civil penalty in the amount of $201,700 which includes $125,000 which was previously agreed to be paid in the form of environmental improvements at the El Dorado Plant. The Company believes the proposed civil penalty is excessive and intends to seek reduction of such amount to allow the Chemical Business to use the $125,000 as originally proposed. The draft of the proposed consent administrative order also requires the Chemical Business to undertake certain additional compliance measures and equipment improvements related to the El Dorado Plant's wastewater treatment system.


                                  LSB Industries, Inc.


                 Notes to Consolidated Financial Statements (continued)


10.COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

     The Company's insurance carriers have been notified of these matters. The Company and the Chemical Business maintain an Environmental Impairment Insurance Policy ("EIL Insurance") that provides coverage to the Company and the Chemical Business for certain discharges, dispersals, releases, or escapes of certain contaminants and pollutants into or upon land, the atmosphere or any water course or body of water from the Site, which has caused bodily injury, property damage or contamination to others or to other property not on the Site. The EIL Insurance provides limits of liability for each loss up to $10.0 million and a similar $10.0 million limit for all losses due to bodily injury or property damage, except $5.0 million for all remediation expenses, with the maximum limit of liability for all claims under the EIL Insurance not to exceed $10.0 million for each loss or remediation expense and $10.0 million for all losses and remediation expenses. The EIL Insurance also provides a retention of the first $500,000 per loss or remediation expense that is to be paid by the Company. The Company's Chemical Business has spent an amount in excess of $500,000 in legal, expert and


                            LSB Industries, Inc.

                Notes to Consolidted Financial Statements (continued)



10.COMMITMENTS AND CONTINGENCIES (CONTINUED)


     other costs in connection with the toxic tort and citizen lawsuits described above, which the Company expensed. The EIL Insurance carrier has assumed responsibility for all subsequent legal, expert and other costs of defense and is paying such legal, expert and other costs on an on-going basis, subject to a reservation of rights relating to the citizens' suit. During the first quarter of 1998, the Company's Chemical Business agreed in principle to settle the toxic tort lawsuits discussed above. Settlement of the class action toxic tort lawsuits and the citizens' suit are subject to definitive settlement agreements. Settlement of the toxic tort lawsuit filed in October 1996 is subject, among other things, to court approval, while settlement of the citizens' suit is subject, among other things, to approval by the court or the United States Environmental Protection Agency. Substantially all of such settlement payments, upon satisfaction of the conditions, are to be funded directly by the Company's EIL Insurance carrier. The settlement of the citizens' suit, if completed, will require the Company's Chemical Business to implement at the El Dorado Facility and at the Company's expense reasonable and necessary environmentally related recommendations, if any, to be made in an environmental audit report to be issued by an independent third party retained by the Company to evaluate facility operations and emissions. The audit report has not yet been completed and, as a result, the costs, if any, to implement such recommendations, if any, are not known to the Company. However, the Company does not believe that the implementation of such recommendations, if any, that might be contained in the audit report will have a material adverse effect on the Company.

     The amount of the settlements of these cases, if completed, and the amount paid under the EIL Insurance for legal and other expenses relating to the defense of these matters reduce the coverage amount available under the EIL insurance.

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

                                  LSB Industries, Inc.


                 Notes to Consolidated Financial Statements (continued)



10.COMMITMENTS AND CONTINGENCIES (CONTINUED)


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

     For several years, certain members of the explosives industry have been the focus of a grand jury investigation being supervised by the U.S. Department of Justice ("DOJ") in connection with criminal antitrust allegations involving price fixing. Certain explosives companies, other than the Company, including all the Company's major competitors, and individuals employed by certain of those competitors, were indicted and have pled guilty to antitrust violations. The guilty pleas have resulted in nearly $40 million in criminal fines. In connection with the grand jury investigation, the Company's Chemical Business received and has complied with two document subpoenas, certain of the Company's Chemical Business' employees have been interviewed by the DOJ under grants of immunity from prosecution, and certain of the Company's Chemical Business employees have testified under subpoena before the grand jury under grants of immunity in connection with the investigation. The Company believes that it has cooperated fully with the government's investigation. Recently, the Company has been informed by an official of the DOJ that it is not currently a target of the above investigation or of any grand jury investigating criminal antitrust activity in the explosives or ammonium nitrate industries.


                                  LSB Industries, Inc.


                 Notes to Consolidated Financial Statements (continued)



10.COMMITMENTS AND CONTINGENCIES (CONTINUED)


     During the third quarter of 1997, a subsidiary of the Company was served with a lawsuit in which approximately 27 plaintiffs have sued approximately 13 defendants, including a subsidiary of the Company alleging personal injury and property damage for undifferentiated compensatory and punitive damages of approximately $7,000,000. Specifically, the plaintiffs assert blast damage claims, nuisance (road dust from coal trucks) and personal injury claims (exposure to toxic materials in blasting materials) on behalf of residents living near the Heartland Coal Company ("Heartland") strip mine in Lincoln County, West Virginia. Heartland employed the subsidiary to provide blasting materials and personnel to load and shoot holes drilled by employees of Heartland. Down hole blasting services were provided by the subsidiary at Heartland's premises from approximately August 1991, until approximately August 1994. Subsequent to August 1994, the subsidiary supplied blasting materials to the reclamation contractor at Heartland's mine. In connection with the subsidiary's activities at Heartland, the subsidiary has entered into a contractual indemnity to Heartland to indemnify Heartland under certain conditions for acts or actions taken by the subsidiary for which the subsidiary failed to take, and Heartland is alleging that the subsidiary is liable thereunder for Heartland's defense costs and any losses to or damages sustained by, the plaintiffs in this lawsuit. Discovery has only recently begun in this matter, and the Company intends to vigorously defend itself in this matter. Based on limited information available, the subsidiary's counsel believes that the exposure, if any, to the subsidiary related to this litigation is in the $100,000 range.

The Company, including its subsidiaries, is a party to various other claims, legal actions, and complaints arising in the ordinary course of business. In the opinion of management after consultation with counsel, all claims, legal actions (including those described above) and complaints are adequately covered by insurance, or if not so covered, are without merit or are of such kind, or involve such amounts that unfavorable disposition is not presently expected to have a material effect on the financial position of the Company, but could have a material impact to the net loss of a particular quarter or year, if resolved unfavorably.


                         LSB Industries, Inc.

        Notes to Consolidated Financial Statements (continued)



10.COMMITMENTS AND CONTINGENCIES (CONTINUED)


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

11.EMPLOYEE BENEFIT PLAN

The Company sponsors a retirement plan under Section 401(k) of the Internal Revenue Code under which participation is available to substantially all full-time employees. The Company does not presently contribute to this plan.

12.FAIR VALUE OF FINANCIAL INSTRUMENTS

The following discussion of fair values is not indicative of the overall fair value of the Company's balance sheet since the provisions of the SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," do not apply to all assets, including intangibles.

                         LSB Industries, Inc.

        Notes to Consolidated Financial Statements (continued)



12.FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

The following methods and assumptions were used by the Company in estimating its fair value of financial instruments:

  LOANS RECEIVABLE: For variable-rate loans with no significant change in credit risk since loan origination, fair values approximate carrying amounts. Fair values for fixed-rate loans are estimated using discounted cash flow analyses, using interest rates which would currently be offered for loans with similar terms to borrowers of similar credit quality and for the same remaining maturities (interest rates range from 7% to 11% at December 31, 1997). In 1996, the fair values of loans which are collateral dependent for realization are estimated using the fair value of the underlying collateral.

  As of December 31, 1997 and 1996, the net book value of loans receivable was $.7 million and $15.0 million and fair values of loans receivable were approximately $.7 million and $18.9 million, respectively (assuming an estimated fair value of the underlying collateral for collateral dependent loans of $18.0 million in 1996).

  BORROWED FUNDS: Fair values for fixed rate borrowings are estimated using a discounted cash flow analysis that applies interest rates currently being offered on borrowings of similar amounts and terms to those currently outstanding. Carrying values for variable rate borrowings approximate their fair value. As of December 31, 1997 and 1996, carrying values of variable rate and fixed-rate long-term debt which aggregated $180.9 million and $132.3 million, respectively, approximated their estimated fair value.

  HEDGING AGREEMENTS: The fair value of the interest rate forward agreement is estimated based on quoted market prices of instruments with similar terms. As of December 31, 1997, the financial instruments' fair value (which is not reflected on the accompanying balance sheet), net to the Company's 50% interest, represented a liability of approximately $1.8 million. A change in the settlement index (the seven year U.S. Treasury bond) of .25% will change the fair value of the hedge agreement by approximately $350,000, net to the Company's interest. The fair value of the natural gas swap agreement was estimated based on market prices of natural gas for the periods covered by the agreement. At December 31, 1997, the fair values of such agreement represented a liability of approximately $165,000.

                         LSB Industries, Inc.

        Notes to Consolidated Financial Statements (continued)



12. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)


As of December 31, 1997, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximated their estimated fair value.

13. SEGMENT INFORMATION

The Company and its subsidiaries operate principally in four industries.

     CHEMICAL

     This segment manufactures and sells chemical products for mining, agricultural, electronic, paper and other industries. Production from the Company's primary manufacturing facility in El Dorado, Arkansas, for the year ended December 31, 1997 comprises approximately 76% of the chemical segment's sales. Sales to customers of this segment primarily include coal mining companies in Kentucky, Missouri and West Virginia and farmers in Texas and Arkansas.

     The Chemical Business is subject to various federal, state and local environmental regulations. Although the Company has designed policies and procedures to help reduce or minimize the likelihood of significant chemical accidents and/or environmental contamination, there can be no assurances that the Company will not sustain a significant future operating loss related thereto.

     In May 1997, the Chemical Business completed constructing a concentrated nitric acid plant (carrying value of $30.3 million at December 31, 1997); which has a stated production capacity of 285 tons per day. The Company incurred significant delays and costs in attempting to achieve the plant's stated capacity. The Company anticipates maintaining an economically feasible rate of production. If such rate of production is not maintained, the Company may sustain significant future operating losses and possible impairment related thereto.

     The Chemical Business' Australian subsidiary's results of operations have been adversely affected due to the recent economic developments in certain countries in Asia. These economic developments in Asia have had a negative impact on the mining industry in Australia, which this subsidiary services. If these adverse economic conditions in Asia continue for an extended period of time, such could have an adverse


                              LSB Industries, Inc.

        Notes to Consolidated Financial Statements (continued)




13. SEGMENT INFORMATION (CONTINUED)

effect on the Company's consolidated results of operations for future periods resulting in possible impairment of its long-lived assets.

     Further, the Company purchases substantial quantities of anhydrous ammonia for use in manufacturing its products. The pricing volatility of such raw material directly affects the operating profitability of the chemical segment.

     CLIMATE CONTROL

     This business segment manufactures and sells, primarily from its various facilities in Oklahoma City, a variety of hydronic fan coil, water source heat pump products as well as other HVAC products for use in commercial and residential air conditioning and heating systems. The Company's various facilities in Oklahoma City comprise substantially all of the environment control operations. Sales to customers of this segment primarily include original equipment manufacturers, contractors and independent sales representatives located throughout the world, are generally secured by a mechanic's lien, except for sales to original equipment manufacturers.

     AUTOMOTIVE PRODUCTS

     This segment manufactures and sells anti-friction bearings and other products for automotive applications to wholesalers, retailers and original equipment manufacturers located throughout the world. Net sales from the Company's primary facility in Oklahoma City comprises approximately 90% of the automotive products segment sales.

     At December 31, 1997, the automotive segment has $22.7 million of inventory, a portion of which is in excess of current requirements based on recent sales levels. Management has developed a program to reduce this inventory to desired levels over the near term and believes no significant loss will be incurred on disposition.


                              LSB Industries, Inc.


               Notes to Consolidated Financial Statements (continued)


13.SEGMENT INFORMATION (CONTINUED)

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

Credit, which is generally unsecured, is extended to customers based on an evaluation of the customer's financial condition and other factors. Credit losses are provided for in the financial statements based on historical experience and periodic assessment of outstanding accounts receivable, particularly those accounts which are past due. The Company's periodic assessment of accounts and credit loss provisions are based on the Company's best estimate of amounts which are not recoverable. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer bases, and their dispersion across many different industries and geographic areas. As of December 31, 1997 and 1996, the Company's accounts and notes receivable are shown net of allowance for doubtful accounts of $9.2 million and $7.4 million, respectively.

Information about the Company's operations in different industry segments for each of the three years in the period ended December 31, 1997 is detailed below.




                                   1997          1996         1995
                                   ------------------------------------
                                           (In Thousands)

Sales:
Chemical                           $  156,949   $  166,163   $  136,903
Climate Control                       105,909       89,275       83,843
Automotive Products                    35,499       37,946       33,270
Industrial Products                    15,572       13,776       13,375
                                   ------------------------------------
                                   $  313,929   $  307,160   $  267,391
                                   ====================================

                                  LSB Industries, Inc.


                 Notes to Consolidated Financial Statements (continued)



13.SEGMENT INFORMATION (CONTINUED)



Gross profit:
Chemical                           $   19,320   $   25,885   $   26,050
Climate Control                        29,552       21,961       21,694
Automotive Products                     3,299        5,868        6,366
Industrial Products                     3,776        3,058        2,953
                                   ------------------------------------
                                   $   55,947   $   56,772   $   57,063
                                   ====================================

Operating profit (loss):
Chemical                           $    5,479   $   10,971   $   13,393
Climate Control                         8,895        5,362        4,630
Automotive Products                    (7,251)      (4,134)      (3,704)
Industrial Products                      (993)      (2,685)      (1,199)
                                    ------------------------------------
                                        6,130        9,514       13,120

General corporate expenses, net        (9,786)      (3,192)      (6,571)
Interest expense                      (14,740)     (10,017)     (10,131)
                                    ------------------------------------
Loss before provision for income
taxes and extraordinary charge     $  (18,396)  $   (3,695)  $   (3,582)
                                   =====================================

                         LSB Industries, Inc.

        Notes to Consolidated Financial Statements (continued)



13. SEGMENT INFORMATION (CONTINUED)

                                1997         1996         1995
                              --------------------------------------
                                            (In Thousands)
Depreciation of property, plant
and equipment:
Chemical                         $    6,436   $    5,504   $    4,532
                                      =====        =====        =====
Climate Control                  $    1,544   $    1,552   $    1,582
                                      =====        =====        =====

Automotive Products              $    1,568    $   1,050   $      986
                                      =====        =====        =====

Industrial Products              $      190   $      126   $      124
                                      =====        =====        =====

Additions to property, plant and
equipment:
Chemical                         $    8,390   $   19,137    $   17,979
                                      =====       ======        ======

Climate Control                  $    1,127   $    1,551    $      447
                                      =====       ======        ======

Automotive Products              $      936   $    1,306    $    1,341
                                      =====       ======        ======

Industrial Products              $      109   $       37    $      265
                                      =====       ======        =======



Identifiable assets:
Chemical                         $  137,570   $  132,718       111,890
Climate Control                      49,274       50,623        41,331
Automotive Products                  42,718       43,212        43,872
Industrial Products                   9,929       13,614        17,328
                                    -------      -------        ------

                                    239,491      240,167       214,421

Corporate assets and other           31,162       21,393        23,755
                                    -------      -------       --------

Total assets                     $  270,653   $  261,560    $  238,176
                                    =======      =======       =======


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

Gross profit by industry segment represents net sales less cost of sales. Operating profit by industry segment represents revenues less operating


                                LSB Industries, Inc.



               Notes to Consolidated Financial Statements (continued)



13.SEGMENT INFORMATION  (CONTINUED)


expenses. In computing operating profit, none of the following items have been added or deducted: general corporate expenses, income taxes or interest expense.

Identifiable assets by industry segment are those assets used in the operations of each industry. Corporate assets are those principally owned by the parent company or by subsidiaries not involved in the four identified industries.

Information about the Company's domestic and foreign operations for each of the three years in the period ended December 31, 1997 is detailed below:









         GEOGRAPHIC REGION            1997      1996      1995
------------------------------------------------------------------------
                                           (In Thousands)

Sales:
Domestic                           $  265,320  $  270,675  $  250,028
Foreign:
Australia/New Zealand                  26,482      32,917      16,884
Others                                 22,127       3,568         479
                                      -------     -------     -------

                                   $  313,929  $  307,160  $  267,391
                                      =======     =======     =======

Income (loss) before provision for
income taxes and extraordinary charge:
Domestic                           $  (17,270) $   (5,174) $     (693)
Foreign:
Australia/New Zealand                    (772)       1,705     (1,871)
Others                                   (354)        (226)    (1,018)
                                      --------     --------    -------
                                   $  (18,396)  $   (3,695)  $ (3,582)

Identifiable assets:
Domestic                           $  248,205  $  237,833   $  221,656
Foreign:
Australia/New Zealand                  19,899      19,740       13,757
Others                                  2,549       3,987        2,763
                                      -------     -------      -------

                                   $  270,653  $  261,560   $  238,176
                                      =======     =======      =======


                                  LSB Industries, Inc.


                 Notes to Consolidated Financial Statements (continued)


13.SEGMENT INFORMATION (CONTINUED)


Revenues by geographic region include revenues from unaffiliated customers, as reported in the consolidated financial statements. Revenues earned from sales or transfers between affiliates in different geographic regions are shown as revenues of the transferring region and are eliminated in consolidation.

Revenues from unaffiliated customers include foreign export sales as follows:


          GEOGRAPHIC AREA             1997      1996      1995
-----------------------------------------------------------------------
                                            (In Thousands)


Mexico and Central and South
America                             $    8,604  $    9,084  $    5,955
Canada                                   5,609       9,703      10,311
Other                                    7,913      14,517      18,447
                                        ------      ------      ------
                                    $   22,126  $   33,304  $   34,713
                                        ======      ======      ======

14. EXTRAORDINARY CHARGE

In February 1997, certain subsidiaries of the Company entered into a $50 million financing arrangement with John Hancock. The financing arrangement consisted of $25 million of fixed rate notes and $25 million of floating rate notes. In November 1997, in connection with the issuance of the Notes described in Note 5(B)-Term Debt, a subsidiary of the Company retired the outstanding principal associated with the John Hancock financing arrangement and incurred a prepayment fee. The prepayment fee paid and loan origination costs expensed in 1997 related to the John Hancock financing arrangement aggregated approximately $4.6 million.

15. SUBSEQUENT EVENT

In March 1998, a subsidiary of the Company closed the sale of The Tower acquired through foreclosure in February 1997. The Company realized proceeds of approximately $29 million from the sale, net of transaction costs. Proceeds from the sale were used to retire the outstanding indebtedness of approximately $13 million in March 1998, for which this property served as collateral. Approximately $15 million of the remaining proceeds were used to reduce indebtedness outstanding under the Company's Revolving Credit Facility. The Company will recognize a gain on the sale of the property of approximately $13 million in the first quarter of 1998.

                                  LSB Industries, Inc.

              Notes to Consolidated Financial Statements (continued)

13.SEGMENT INFORMATION (CONTINUED)

The Company will recognize a gain on the sale of the property of approximately $13 million in the first quarter of 1998.


                         LSB Industries, Inc.
                     Supplementary Financial Data
                 Quarterly Financial Data (Unaudited)

               (In Thousands, Except Per Share Amounts)


                                     THREE MONTHS ENDED
                         MARCH 31   JUNE 30    SEPTEMBER   DECEMBER
                                                   30          31
                         ------------------------------------------
1997
Total revenues           $  74,864  $  91,437  $  77,927  $  75,961
                         ===========================================
Gross profit on net
 sales                   $  10,922  $   19,380 $  14,541  $  11,104
                         ===========================================

Income (loss) before     $  (5,438) $    1,467 $  (4,779) $  (9,696)
extraordinary charge     ===========================================

Net income (loss)        $  (5,438)  $   1,467 $  (4,779)  $ (14,315)
                         ============================================
Net income (loss)
 applicable to common
  stock                  $  (6,241)  $     648 $  (5,582)  $ (15,119)
                         =============================================
Basic and diluted
  earnings(loss) per
   common share:
Earnings (loss) before
extraordinary charge      $  (0.48)   $    0.05 $  (0.43)   $   (0.82)
Extraordinary charge                                            (0.36)
                          --------------------------------------------
Net income (loss)         $   (0.48)  $    0.05 $  (0.43)   $   (1.18)
                          ============================================

1996
Total revenues            $  70,906   $   91,460  $ 76,841   $  74,844
                          ============================================

Gross profit on net sales $  14,807   $   17,233  $ 13,529   $  11,203
                          ============================================

Net income (loss)         $   (531)   $    2,372  $ (3,218)  $  (2,468)
                          =============================================

                                  LSB Industries, Inc.

                            Supplementary Financial Data

                        Quarterly Financial Data (Unaudited)

                      (In Thousands, Except Per Share Amounts)





Net income (loss)
 applicable to common
   stock                  $  (1,350)  $    1,568  $  (4,021) $  (3,271)
                          =============================================
Basic and diluted
 earnings(loss) per
  common share            $    (.10)  $      .12  $    (.31) $    (.25)
                          =============================================

In the fourth quarter of 1997, in connection with the issuance of $105 million, 10 3/4% Senior Notes due in 2007, a subsidiary of the Company retired the outstanding principal associated with a $50 million financing arrangement and incurred a prepayment fee. The prepayment fee paid and loan origination costs expensed in 1997 relating to the financing arrangement aggregated approximately $4.6 million.

In the fourth quarter of 1996, the Company recorded adjustments to the cost of the DSN plant for depreciation, interest capitalization, excess cost accruals and advances on an insurance settlement. These adjustments increased gross profit on net sales by approximately $3.7 million for the three months ended December 31,1996.

In the fourth quarter of 1996, the Company also sustained a loss of $1.0 million related to writing-off a note receivable from a customer in the Chemical Business.

                                         LSB Industries, Inc.

                         Schedule II - Valuation and Qualifying Accounts
                          Years ended December 31, 1997, 1996 and 1995
                                    (Dollars in Thousands)

                                     ADDITIONS DEDUCTIONS

                            BALANCE AT    CHARGED TO     WRITE-     BALANCE
                            BEGINNING     Costs and      OFFS/      AT END
        DESCRIPTION         of Year       Expenses       COSTS      OF YEAR
                                                         INCURRED
------------------------------------------------------------------------------
-
Accounts receivable-
allowance for doubtful
accounts (1):
  1997                      $    3,291   $    1,544    $    828     $  4,007
                            ================================================
  1996                      $    2,584   $    1,451    $    744     $  3,291
                            ================================================
  1995                      $    2,000   $    1,696    $  1,112     $  2,584
                            ================================================
Inventory-reserve for slow-
moving items:
  1997                      $    1,709   $       68    $    246     $  1,531
                            ================================================
  1996                      $    1,318   $      578    $    187     $  1,709
                            ================================================
  1995                      $      915   $      437    $     34     $  1,318
                            ================================================
Notes receivable-allowance
for doubtful accounts:
  1997                      $    4,065   $    1,093     $            $ 5,158
                            ================================================
  1996                      $    2,500   $    1,565     $            $ 4,065
                            ================================================
  1995                      $    1,150   $    1,350     $            $ 2,500
                            ================================================

(1) Deducted in the balance sheet from the related assets to which the reserve applies.

Other valuation and qualifying accounts are detailed in the Company's notes to consolidated financial statements.

