Form 10-K/A
period 1997-12-31
LSB INDUSTRIES INC
filed 1998-04-30
CIK 60714

FORM 10-K/A
                          UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                         AMENDMENT NO. 1
                                 to

(Mark One)

/X/       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

          For the fiscal year ended December 31, 1997

                                  or

/ /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

          For the transition period_________to__________

                    Commission file number 1-7677

                        LSB INDUSTRIES, INC.
        (Exact name of Registrant as specified in its Charter)

                 Delaware                       73-1015226
          -----------------------           -----------------
          (State of Incorporation)          (I.R.S. Employer
                                            identification No.)
          16 South Pennsylvania Avenue
            Oklahoma City, Oklahoma                73107
          ----------------------------          ----------
  (Address of principal executive offices)      (Zip Code)

         Registrant's telephone number, including area code

                            (405) 235-4546
                            --------------

Securities Registered Pursuant to Section 12(b) of the Act:

                                        Name of Each Exchange
     Title of Each Class                 On Which Registered
     --------------------               -----------------------

Common Stock, Par Value $.10            New York Stock Exchange
$3.25 Convertible Exchangeable
   Class C Preferred Stock, Series      New York Stock Exchange
Preferred Share Purchase Rights         New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:  None

                   (Facing Sheet Continued)

     Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for the shorter period that the Registrant has had to file the reports), and (2) has been subject to the filing requirements for the past
90 days.  YES   X    NO.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S - K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 - K or any amendment to this Form 10-K. __________.

     As of February 28, 1998, the aggregate market value of the 8,543,152 shares of voting stock of the Registrant held by non - affiliates of the Company equaled approximately $35,240,502 based on the closing sales price for the Company's common stock as reported for that date on the New York Stock Exchange. That amount does not include (1) the 1,539 shares of Convertible Non-Cumulative Preferred Stock (the "Non - Cumulative Preferred Stock") held by non-affiliates of the Company, (2) the 20,000 shares of Series B 12% Convertible, Cumulative Preferred Stock (the "Series B Preferred Stock"), and (3) the 915,000 shares of $3.25 Convertible Exchangeable Class C Preferred Stock, Series 2, excluding 5,000 shares held in treasury (the "Series 2 Preferred Stock"). An active trading market does not exist for the shares of Non - Cumulative Preferred Stock or the Series B Preferred Stock. The shares of Series 2 Preferred Stock do not have voting rights except under limited circumstances.

     As of February 28, 1998, the Registrant had 12,759,226 shares of common stock outstanding (excluding 2,346,390 shares of common stock held as treasury stock).

                          SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly - authorized, to sign this Amendment No. 1 to the report on its behalf of this 29th day of April, 1998.

                              LSB INDUSTRIES, INC.


                              By:
                                  /s/ Jack E. Golsen
                                 ------------------------------
                                 Jack E. Golsen
                                 Chairman of the Board and
                                 President
                                 (Principal Executive Officer)

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

Dated:  April 29, 1998        By:
                                  /s/ Jack E. Golsen
                                 -------------------------------
                                 Jack E. Golsen, Director

Dated:  April 29, 1998        By:
                                  /s/ Tony M. Shelby
                                 -------------------------------
                                 Tony M. Shelby, Director

Dated:  April 29, 1998        By:
                                  /s/ David R. Goss
                                 -------------------------------
                                 David R. Goss, Director

Dated:  April 29, 1998        By:
                                  /s/ Barry H. Golsen
                                 -------------------------------
                                 Barry H. Golsen, Director

Dated:  April 29, 1998        By:
                                  /s/ Robert C. Brown
                                -------------------------------
                                 Robert C. Brown, Director


Dated:  April 29, 1998        By:
                                  /s/ Bernard G. Ille
                                 -------------------------------
                                 Bernard G. Ille, Director

Dated:  April 29, 1998        By:
                                  /s/ Jerome D. Shaffer
                                 -------------------------------
                                  Jerome D. Shaffer, Director

Dated:  April 29, 1998        By:
                                 /s/ Raymond B. Ackerman
                                 -------------------------------
                                  Raymond B. Ackerman, Director

Dated:  April 29, 1998        By:
                                  /s/ Horace Rhodes
                                 -------------------------------
                                  Horace Rhodes, Director

Dated:  April 29, 1998        By:
                                 -------------------------------
                                  Gerald J. Gagner, Director

Dated:  April 29, 1998        By:
                                  ------------------------------
                                  Donald W. Munson, Director


                           PART 111


Item 10.  Directors and Executive Officers of the Company
-------   -----------------------------------------------

     Directors.
     ----------
     Certificate of Incorporation and By - laws of the Company provide for the division of the Board of Directors into three (3) classes, each class consisting as nearly as possible of one - third of the whole. The term of office of one class of directors expires each year, with each class of directors elected for a term of three (3) years and until the shareholders elect their qualified successors. Robert C. Brown, M.D., Jack E. Golsen, Horace G. Rhodes and Gerald J. Gagner are presently serving as directors of the Company in the class whose term is expiring as of the Annual Meeting.

     The Company's By - laws provide that the Board of Directors, by resolution from time to time, may fix the number of directors that shall constitute the whole Board of Directors. The By - laws presently provide that the number of directors may consist of not less than three (3) nor more than eleven (11). The Board of Directors currently has set the number of directors at eleven
(11).

     The By - laws of the Company further provide that only persons nominated by or at the direction of: (i) the Board of Directors of the Company, or (ii) any stockholder of the Company entitled to vote for the election of the directors that complies with certain notice procedures, shall be eligible for election as a director of the Company. Any stockholder desiring to nominate any person as a director of the Company must give written notice to the Secretary of the Company at the Company's principal executive office not less than fifty (50) days prior to the date of the meeting of stockholders to elect directors; except, if less than sixty (60) days' notice or prior disclosure of the date of such meeting is given to the stockholders, then written notice by the stockholder must be received by the Secretary of the Company not later than the close of business on the tenth (10th) day following the day on which such notice of the date of the meeting was mailed or such public disclosure was made. In addition, if the stockholder proposes to nominate any person, the stockholder's written notice to the Company must provide all information relating to such person that the stockholder desires to nominate that is required to be disclosed in solicitation of proxies pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

     The following table sets forth the name, principal occupation, age, year in which the individual first became a director, and year in which the director's term will expire for each nominee for election as a director at the Annual Meeting and all other directors whose term will continue after the Annual Meeting.

     Name and               First Became
Principal Occupation         A Director      Term Expires        Age
--------------------       ------------     -------------         ---

Robert C. Brown, M.D. (1)      1969               1998            67
President of Northwest
Internal Medicine
Associates, Inc.

Gerald G. Gagner (2)           1997               1998            62
President of Dragerton
Investments

Jack E. Golsen (3)             1969               1998            69
President, Chief Executive
Officer and Chairman of
the Board of Directors of
the Company

Horace G. Rhodes (4)           1996               1998            70
President / Managing Partner,
Kerr, Irvine, Rhodes
and Ables

Raymond B. Ackerman (5)        1993               1999            75
Chairman Emeritus of Ackerman
McQueen, Inc.

Bernard G. Ille (6)            1971               1999            71
Investments

Donald W. Munson (7)           1997               1999            65
Consultant

Tony M. Shelby (8)             1971               1999            56
Senior Vice President of
Finance and Chief
Financial Officer of the
Company

Barry H. Golsen (9)            1981               2000            47
Vice Chairman of the
Board of Directors of
the Company and President
of the Climate Control
Business of the Company

David R. Goss (10)            1971               2000            57
Senior Vice President of
Operations of the Company

Jerome D. Shaffer, M.D. (11)   1969               2000            81
Investments


(1)  Dr. Brown has practiced medicine for many years and is Vice


     President and Treasurer of Plaza Medical Group, P.C. Dr.
     Brown is a graduate of Tufts University and received his medical degree from Tufts University.

(2) Mr. Gagner, a resident of Key West, Florida, served as President, Chief Executive Officer and director of USPCI, Inc., a New York Stock Exchange Company involved in the waste management industry, from 1984 until 1988, when USPCI was acquired by Union Pacific Corporation. From 1988, to the present , Mr. Gagner has been engaged as a private investor. Mr. Gagner has served, and is presently serving, as President and a director of Dragerton Investments, Inc., which developed and sold one of the world's largest industrial waste landfills, and is presently general partner of New West Investors, L.P., which has investments principally in the financial service industry. Mr. Gagner is also a director of Automation Robotics, A.G., a German corporation. Mr. Gagner has an engineering degree from the University of Utah.

(3) Mr. Golsen, founder of the Company, is Chairman of the Board and President of the Company and has served in that capacity since the inception of the Company in 1969. During 1996, Mr. Golsen was inducted into the Oklahoma Commerce and Industry Hall of Honor as one of Oklahoma's leading industrialists. Mr. Golsen has a degree from the University of New Mexico in Biochemistry.

(4) Mr. Rhodes is the managing partner of the law firm of Kerr, Irvine, Rhodes & Ables and has served in such capacity and has practiced law for a period in excess of five (5) years. Since 1972, Mr. Rhodes has served as Executive Vice President and General Counsel for the Association of Oklahoma Life Insurance Companies and since 1982 has served as Executive Vice President and General Counsel for the Oklahoma Life and Health Insurance Guaranty Association. Mr. Rhodes received his undergraduate and law degrees from the University of Oklahoma.

(5) From 1972 until his retirement in 1992, Mr. Ackerman served as Chairman of the Board and President of Ackerman, McQueen, Inc., the largest public relations firm in Oklahoma. Mr. Ackerman currently serves as Chairman Emeritus of Ackerman, McQueen, Inc. Mr. Ackerman retired as a Rear Admiral from the United States Naval Reserves. Mr. Ackerman is a graduate of Oklahoma City University, and in 1996, he was awarded an honorary doctorate from Oklahoma City, University.

(6) Mr. Ille served as President and Chief Executive Officer of First Life Assurance Company from May, 1988, until it was acquired by another company in March, 1994. In 1991, First Life was placed in conservatorship by the Oklahoma Department of Insurance and operated under conservatorship until sold in March, 1994. For more than five (5) years prior to joining First Life, Mr. Ille served as President of United Founders Life Insurance Company. Mr. Ille is a director of Landmark Land Company, Inc., which was parent company of First Life. Mr. Ille is currently a private investor. He is a graduate of University of Oklahoma.

(7) Mr. Munson is a resident of England. From January, 1988, until his retirement in August, 1992, Mr. Munson served as President and Chief Operating Officer of Lennox Industries. Prior to his election as President and Chief Operating Officer of Lennox Industries, Mr. Munson served as Executive Vice President of Lennox Industries' Division Operations, President of Lennox Canada and Managing Director of Lennox Industries' European Operations. Prior to joining Lennox Industries, Mr. Munson served in various capacities with the Howden Group, a company located in England, and The Trane Company, including serving as the managing director of various companies within the Howden Group and Vice President Europe for The Train Company. Mr. Munson is currently a consultant and international distributor for the Ducane Company, a manufacturer of certain types of residential air conditioning, air furnaces and other equipment, and is serving as a member of the Board of Directors of Multi Clima SA, a French manufacturer of air conditioning - heating equipment, which the Company has an option to acquire. Mr. Munson has degrees in mechanical engineering and business administration from the University of Minnesota.

(8) Mr. Shelby, a certified public accountant, is Senior Vice President and Chief Financial Officer of the Company, a position he has held for a period in excess of five (5) years. Prior to becoming Senior Vice President and Chief Financial Officer of the Company, Mr. Shelby served as Chief Financial Officer of a subsidiary of the Company and was with the accounting firm of Arthur Young & Co., a predecessor to Ernst & Young. Mr. Shelby is a graduate of Oklahoma City University.

(9) Mr. Golsen, L.L.B., has served as Vice Chairman of the Board of the Company since August, 1994, and for more than five
     (5) years has been the President of the Company's
     Environmental Control Business. Mr. Golsen has both his undergraduate and law degrees from the University of Oklahoma.

(10) Mr. Goss, a certified public accountant, is a Senior Vice
     President - Operations of the Company and has served in substantially the same capacity for the past five (5) years.
     Mr. Goss is a graduate of Rutgers University.

(11) Dr. Shaffer, a director of the Company since its inception, is currently a private investor. He practiced medicine for many years until his retirement in 1987. Dr. Shaffer is a graduate of Penn State University and received his medical degree from Jefferson Medical College.

     Family Relationships.
     --------------------
     Jack E. Golsen is the father of Barry H. Golsen and the brother-in-law of Robert C. Brown, M.D. Robert C. Brown, M.D. is the uncle of Barry H. Golsen.

     Section 16(a) Beneficial Ownership Reporting Compliance.
     ------------------------------------------------------------
 Based solely on a review of copies of the Forms 3, 4 and 5 and amendments thereto furnished to the Company with respect to 1997, or written representations that no such reports were required to be filed with the Securities and Exchange Commission, the Company believes that during 1997 all directors and officers of the Company and beneficial owners of more than ten percent (10%) of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act filed their required Forms 3, 4, or 5, as required by Section 16(a) of the Securities Exchange Act of 1934, as amended, on a timely basis, except that Mike Tepper, Senior Vice President, LSB International Operations, filed one late Form 4 to report one transaction.

Item 11.  Executive Compensation.
--------  -----------------------
     The following table shows the aggregate cash compensation which the Company and its subsidiaries paid or accrued to the Chief Executive Officer and each of the other four (4) most highly-paid executive officers of the Company (which includes the Vice Chairman of the Board who also serves as President of the Company's Climate Control Business). The table includes cash distributed for services rendered during 1997, plus any cash distributed during 1997 for services rendered in a prior year, less any amount relating to those services previously included in the cash compensation table for a prior year.

                          Summary Compensation Table
                          --------------------------

                                                           Long - term
                                                              Compen -
                                                              sation
                            Annual Compensation               Awards
                        ------------------------------      -----------

                                               Other                   All
                                               Annual       Securities Other
                                               Compen-      Underlying Compen-
  Name and              Salary      Bonus      sation       Stock      sation
  Position        Year  ($)         ($)(1)     ($)(2)       Options     ($)
--------------    ----  -------     --------    -------     --------    ------
Jack E. Golsen,   1997 470,450        -              -         -       -
Chairman of the   1996 469,125        -              -     100,000       -
Board, President  1995 457,892   100,000             -         -       -
and Chief
Executive Officer

Barry H. Golsen,  1997 223,300        -              -          -        -
Vice Chairman of  1996 209,125        -              -      105,000      -
the Board of      1995 187,885   60,000              -          -        -
Directors and
President of the
Climate Control Business

David R. Goss,    1997 187,750        -              -          -        -
Senior Vice       1996 173,300        -              -      85,000       -
President -       1995 153,022   60,000              -          -        -
Operations

Tony M. Shelby,   1997 187,750        -              -          -        -
Senior Vice       1996 173,425        -              -      85,000       -
President / Chief 1995 152,923   60,000              -         -         -
Financial Officer

David M. Shear,   1997 162,500        -              -         -         -
Vice President /  1996 151,300        -              -      64,000       -
General Counsel   1995 137,923   40,000              -         -         -

--------------------------------

     (1) Bonuses noted are for services rendered for the prior fiscal year. No bonuses were paid to the above named executive officers for 1996 and no bonuses for 1997 performance are to be paid to the above named executive officers.

     (2) Does not include perquisites and other personal benefits, securities or property for the named executive officer in any year if the aggregate amount of such compensation for such year does not exceed the lesser of either $50,000 or 10% of the total of annual salary and bonus reported for the named executive officer for such year.

Option Grants in 1997.
----------------------
     There were no grants of stock options made to the named executive officers in 1997.

                Aggregated Option Exercises in 1997
                 and Fiscal Year End Option Values.
                 ----------------------------------

     The following table sets forth information concerning each exercise of stock options by each of the named executive officers during the last fiscal year and the year-end value of unexercised options:

                                              Number of          Value
                                              Securities    of Unexercised
                                              Underlying    In - the - Money
                                              Unexercised     Options at
                                              Options at     Fiscal Year End
                                              FY End (#)(3)     ($) (3) (4)
                                              -------------   ----------------

                    Shares
                   Acquired       Value
                   on Exercise    Realized    Exercisable /     Exercisable /
     Name            (#)(1)       ($) (2)     Unexercisable     Unexercisable
--------------    ------------    ---------   ---------------   --------------

Jack E. Golsen         40,000       42,480    119,000 /         142,313 /
                                              146,000   (5)      94,875
Barry H. Golsen         8,000        8,496     21,000 /             -   /
                                               84,000               -
David R. Goss             -             -      28,000 /          15,563 /
                                               68,000               -
Tony M. Shelby            -             -      28,000 /          15,563 /
                                               68,000               -
David M. Shear            -             -      35,800 /          26,813 /
                                               51,200               -
--------------------------------------

     (1) Each number represents the number of shares received by the named individual upon exercise.

     (2) The values set forth in this column are the difference between the market value of the Company's Common Stock on the date the particular option was exercised and the exercise price of such option.

     (3) The options granted under the Company's Plans become exercisable 20% after one year from date of grant, an additional
20% after two years, an additional 30% after three years, and the remaining 30% after four years.

     (4) The values are based on the difference between the price of the Company's Common Stock on the New York Stock Exchange at the close of trading on December 31, 1997 of $4.0625 per share and the exercise price of such option. The actual value realized by a named executive officer on the exercise of these options depends on the market value of the Company's Common Stock on the date of exercise.

     (5) The amounts shown include a non-qualified stock option covering 165,000 shares of Common Stock, which vest and are exercisable 20% on June 1, 1995, June 1, 1996, and June 1, 1997, and the remaining 40% exercisable June 1, 1998.

     Other Plans.
     ------------
     The Board of Directors has adopted an LSB Industries, Inc., Employee Savings Plan (the "401(k) Plan") for the employees (including executive officers) of the Company and its subsidiaries, excluding certain (but not all) employees covered under union agreements. The 401(k) Plan is an employee contribution plan, and the Company and its subsidiaries make no contributions to the 401(k) Plan. The amount that an employee may contribute to the 401(k) Plan equals a certain percentage of the employee's compensation, with the percentage based on the employee's income and certain other criteria as required under
Section 401(k) of the Internal Revenue Code. The Company or subsidiary deducts the amounts contributed to the 401(k) Plan from the employee's compensation each pay period, in accordance with the employee's instructions, and pays the amount into the 401(k) Plan for the employee's benefit. The Summary Compensation Table set forth above includes any amount contributed and deferred during the 1995, 1996, and 1997 fiscal years pursuant to the 401(k) Plan by the named executive officers of the Company.

     The Company has a death benefit plan for certain key employees. Under the plan, the designated beneficiary of an employee covered by the plan will receive a monthly benefit for a period of ten (10) years if the employee dies while in the employment of the Company or a wholly - owned subsidiary of the Company. The agreement with each employee provides, in addition to being subject to other terms and conditions set forth in the agreement, that the Company may terminate the agreement as to any employee at anytime prior to the employee's death. The Company has purchased life insurance on the life of each employee covered under the plan to provide, in large part, a source of funds for the Company's obligations under the Plan. The Company also will fund a portion of the benefits by investing the proceeds of such insurance policy received by the Company upon the employee's death. The Company is the owner and sole beneficiary of the insurance policy, with the proceeds payable to the Company upon the death of the employee. The following table sets forth the amounts of annual benefits payable to the designated beneficiary or beneficiaries of the executive officers named in the Summary Compensation Table set forth above under the above-described death benefits plan.

                                   Amount of
          Name of Individual       Annual Payment
          ------------------       --------------

          Jack E. Golsen           $175,000
          Barry H. Golsen          $ 30,000
          David R. Goss            $ 35,000
          Tony M. Shelby           $ 35,000
          David M. Shear           $  N / A

     In addition to the above - described plans, during 1991 the Company entered into a non-qualified arrangement with certain key employees of the Company and its subsidiaries to provide compensation to such individuals in the event that they are employed by the Company or a subsidiary of the Company at age 65. Under the plan, the employee will be eligible to receive for the life of such employee, a designated benefit as set forth in the plan. In addition, if prior to attaining the age 65 the employee dies while in the employment of the Company or a subsidiary of the Company, the designated beneficiary of the employee will receive a monthly benefit for a period of ten (10) years. The agreement with each employee provides, in addition to being subject to other terms and conditions set forth in the agreement, that the Company may terminate the agreement as to any employee at any time prior to the employee's death. The Company has purchased insurance on the life of each employee covered under the plan where the Company is the owner and sole beneficiary of the insurance policy, with the proceeds payable to the Company to provide a source of funds for the Company's obligations under the plan. The Company may also fund a portion of the benefits by investing the proceeds of such insurance policies. Under the terms of the plan, if the employee becomes disabled while in the employment of the Company or a wholly - owned subsidiary of the Company, the employee may request the Company to cash-in any life insurance on the life of such employee purchased to fund the Company's obligations under the plan. Jack E. Golsen does not participate in the plan. The following table sets forth the amounts of annual benefits payable to the executive officers named in the Summary Compensation Table set forth above under such retirement plan.

                                   Amount of
     Name of Individual            Annual Payment
     ------------------            --------------
     Barry H. Golsen                 $17,480
     David R. Goss                   $17,403
     Tony M. Shelby                  $15,605
     David M. Shear                  $17,822

     Compensation of Directors.
     --------------------------
     In 1997, the Company compensated each non-management director of the Company for his services in the amount of $4,500, with the exception of Messrs. Gagner and Munson who were not elected to the Board until June 1997. For 1997, $2,250 has been paid or accrued for the benefit of Messrs. Gagner and Munson for their services as members of the Board of Directors for the period from their election to the Board until December 31, 1997. The non-management directors of the Company also received $500 for every meeting of the Board of Directors attended during 1997. Each member of the Audit Committee, consisting of Messrs. Rhodes, Ille, Brown, and Shaffer, received an additional $20,000 for his services in 1997. Each member of the Public Relations and Marketing Committee, consisting of Messrs. Ackerman and Ille, received an additional $20,000 for his services in 1997. During 1997, the Board of Directors established a special committee of the Board of Directors for European business development (the "European Operations Committee") and elected Mr. Munson as a member of that committee. As a member of such committee, Mr. Munson is to receive an additional $20,000 annually for his services as a member of that committee. During 1997, Mr. Munson was paid $20,000 for his services on the European Operations Committee.

     In September 1993, the Company adopted the 1993 Non - Employee Director Stock Option Plan (the " Outside Director Plan "). The Outside Director Plan authorizes the grant of non - qualified stock options to each member of the Company's Board of Directors who is not an officer or employee of the Company or its subsidiaries. The maximum shares for which options may be issued under the Outside Director Plan will be 150,000 shares (subject to adjustment as provided in the Outside Director Plan). The Company shall automatically grant to each outside director an option to acquire 5,000 shares of the Company's Common Stock on April 30 following the end of each of the Company's fiscal years in which the Company realizes net income of $9.2 million or more for such fiscal year. The exercise price for an option granted under the Outside Director Plan shall be the fair market value of the shares of Common Stock at the time the option is granted. Each option granted under the Outside Director Plan, to the extent not exercised, shall terminate upon the earlier of the termination of the outside director as a member of the Company's Board of Directors or the fifth anniversary of the date such option was granted. On April 30, 1995, options to acquire 5,000 shares of Common Stock were granted under this plan to each of Messrs. Ille, Brown, Shaffer, and Ackerman, at a per share exercise price of $5.375. The Company did not grant options under the Outside Director Plan in April, 1996, 1997, and 1998.

     During April 1998, each of the outside directors of the Company (Messrs. Brown, Gagner, Ille, Munson and Shaffer) was granted a non-qualified stock option for the purchase of up to 15,000 shares of Common Stock at an exercise price of $4.1875 per share, which was the closing price for the Company's Common Stock as quoted on the New York Stock Exchange as of the date of grant. These non - qualified options terminate at the earlier of (i) five years from the date of grant or (ii) upon an optionee ceasing to be a director of the Company and are exercisable, in whole or in part, at anytime after six months from the date of grant prior to termination of the options.

     Employment Contracts and Termination of Employment and
     ------------------------------------------------------
 Change in Control Arrangements.
 ------------------------------

(a)  Termination of Employment and Change in Control Agreements.
----------------------------------------------------------------
     The Company has entered into severance agreements with Jack
     E. Golsen, Barry H. Golsen, Tony M. Shelby, David R. Goss, David M. Shear, and certain other officers of the Company and subsidiaries of the Company.

     Each severance agreement provides (among other things) that if, within twenty-four (24) months after the occurrence of a change in control (as defined) of the Company, the Company terminates the officer's employment other than for cause (as defined), or the officer terminates his employment for good reason (as defined), the Company must pay the officer an amount equal to 2.9 times the officer's base amount (as defined). The phrase " base amount " means the average annual gross compensation paid by the Company to the officer and includable in the officer's gross income during the period consisting of the most recent five (5) year period immediately preceding the change in control. If the officer has been employed by the Company for less than 5 years, the base amount is calculated with respect to the most recent number of taxable years ending before the change in control that the officer worked for the Company.

     The severance agreements provide that a " change in control " means a change in control of the Company of a nature that would require the filing of a Form 8 - K with the Securities and Exchange Commission and, in any event, would mean when:
     (1) any individual, firm, corporation, entity, or group (as defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended) becomes the beneficial owner, directly or indirectly, of thirty percent (30%) or more of the combined voting power of the Company's outstanding voting securities having the right to vote for the election of directors, except acquisitions by: (a) any person, firm, corporation, entity, or group which, as of the date of the severance agreement, has that ownership, or (b) Jack E. Golsen, his wife; his children and the spouses of his children; his estate; executor or administrator of any estate, guardian or custodian for Jack E. Golsen, his wife, his children, or the spouses of his children, any corporation, trust, partnership, or other entity of which Jack E. Golsen, his wife, children, or the spouses of his children own at least eighty percent (80%) of the outstanding beneficial voting or equity interests, directly or indirectly, either by any one or more of the above-described persons, entities, or estates; and certain affiliates and associates of any of the above-described persons, entities, or estates; (2) individuals who, as of the date of the severance agreement, constitute the Board of Directors of the Company (the "Incumbent Board") and who cease for any reason to constitute a majority of the Board of Directors except that any person becoming a director subsequent to the date of the severance agreement, whose election or nomination for election is approved by a majority of the Incumbent Board (with certain limited exceptions), will constitute a member of the Incumbent Board; or (3) the sale by the Company of all or substantially all of its assets.

     Except for the severance agreement with Jack E. Golsen, the termination of an officer's employment with the Company "for cause" means termination because of: (a) the mental or physical disability from performing the officer's duties for a period of one hundred twenty (120) consecutive days or one hundred eighty days (even though not consecutive) within a three hundred sixty (360) day period; (b) the conviction of a felony; (c) the embezzlement by the officer of Company assets resulting in substantial personal enrichment of the officer at the expense of the Company; or (d) the willful failure (when not mentally or physically disabled) to follow a direct written order from the Company's Board of Directors within the reasonable scope of the officer's duties performed during the sixty (60) day period prior to the change in control. The definition of "Cause" contained in the severance agreement with Jack E. Golsen means termination because of: (a) the conviction of Mr. Golsen of a felony involving moral turpitude after all appeals have been completed; or (b) if due to Mr. Golsen's serious, willful, gross misconduct or willful, gross neglect of his duties has resulted in material damages to the Company and its subsidiaries, taken as a whole, provided that (i) no action or failure to act by Mr. Golsen will constitute a reason for termination if he believed, in good faith, that such action or failure to act was in the Company's or its subsidiaries' best interest, and (ii) failure of Mr. Golsen to perform his duties hereunder due to disability shall not be considered willful, gross misconduct or willful, gross negligence of his duties for any purpose.

     The termination of an officer's employment with the Company for " good reason " means termination because of (a) the assignment to the officer of duties inconsistent with the officer's position, authority, duties, or responsibilities during the sixty (60) day period immediately preceding the change in control of the Company or any other action which results in the diminishment of those duties, position, authority, or responsibilities; (b) the relocation of the officer; (c) any purported termination by the Company of the officer's employment with the Company otherwise than as permitted by the severance agreement; or (d) in the event of a change in control of the Company, the failure of the successor or parent company to agree, in form and substance satisfactory to the officer, to assume (as to a successor) or guarantee (as to a parent) the severance agreement as if no change in control had occurred.

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

     Effective June 1, 1994, the Company extended until June 1, 1999, the option period of a nonqualified stock option previously granted to Jack E. Golsen for the purchase of 165,000 shares of the Company's Common Stock at an exercise price of $2.625 per share (the " Extended NQSO "). The Extended NQSO vests and becomes exercisable at twenty percent (20%) per year on June 1, 1995, 1996, and 1997, and the remaining forty percent (40%) becomes exercisable on June 1, 1998. The terms of the Extended NQSO provide, in part, that the Extended NQSO shall become immediately exercisable upon a change in control of the Company. A "change in control" for purposes of the Extended NQSO, shall be deemed to have occurred upon any of the following events:
     (i) consummation of any of the following transactions: any merger, recapitalization, or other business combination of the Company pursuant to which the Company is the non - surviving corporation, unless the majority of the holders of Common Stock immediately prior to such transaction will own at least fifty percent (50%) of the total voting power of the then outstanding securities of the surviving corporation immediately after such transaction; (ii) a transaction in which any person, corporation, or other entity (A) shall purchase any Common Stock pursuant to a tender offer or exchange offer, without the prior consent of the Board of Directors or (B) shall become the " beneficial owner " (as such term is defined in Rule 13(d)(3) under the Securities Exchange Act of 1934, as amended) of securities of the Company representing fifty percent (50%) or more of the total voting power of the then outstanding securities of the Company; or (iii) if, during any period of two (2) consecutive years, individuals who, at the beginning of such period, constituted the entire Board of Directors and any new director whose election by the Board of Directors, or nomination for election by the Company's stockholders was approved by a vote of at least two - thirds of the directors then still in office who either were directors at the beginning of the period or whose election or nomination for election by the stockholders was previously approved, cease for any reason to constitute a majority thereof.

(b)  Employment Agreement.
--------------------------
     In March 1996, the Company entered into an employment agreement with Jack E. Golsen. The employment agreement requires the Company to employ Jack E. Golsen as an executive officer of the Company for an initial term of three (3) years and provides for two (2) automatic renewals of three (3) years each unless terminated by either party by the giving of written notice at least one (1) year prior to the end of the initial or first renewal period, whichever is applicable. Under the terms of such employment agreement, Mr. Golsen shall be paid (i) an annual base salary at his 1995 base rate, as adjusted from time to time by the Compensation Committee, but such shall never be adjusted to an amount less than Mr. Golsen's 1995 base salary, (ii) an annual bonus in an amount as determined by the Compensation Committee, and (iii) receive from the Company certain other fringe benefits.

      The employment agreement provides that Mr. Golsen's employment may not be terminated, except (i) upon conviction of a felony involving moral turpitude after all appeals have been exhausted, (ii) Mr. Golsen's serious, willful, gross misconduct or willful, gross negligence of duties resulting in material damage to the Company and its subsidiaries, taken as a whole, unless Mr. Golsen believed, in good faith, that such action or failure to act was in the Company's or its subsidiaries' best interest, and (iii) Mr. Golsen's death; provided, however, no such termination under (i) or
     (ii) above may occur unless and until the Company has delivered to Mr. Golsen a resolution duly adopted by an affirmative vote of three - fourths of the entire membership of the Board of Directors at a meeting called for such purpose after reasonable notice given to Mr. Golsen finding, in good faith, that Mr. Golsen violated (i) or (ii) above. If Mr. Golsen's employment is terminated in breach of this Agreement, then he shall, in addition to his other rights and remedies, receive and the Company shall pay to Mr. Golsen (i) in a lump sum cash payment, on the date of termination, a sum equal to the amount of Mr. Golsen's annual base salary at the time of such termination and the amount of the last bonus paid to Mr. Golsen prior to such termination times (a) the number of years remaining under the employment agreement or (b) four (4) if such termination occurs during the last twelve (12) months of the initial period or the first renewal period, and (ii) provide to Mr. Golsen all of the fringe benefits that the Company was obligated to provide during his employment under the employment agreement for the remainder of the term of the employment agreement, or, if terminated at any time during the last twelve (12) months of the initial period or first renewal period, then during the remainder of the term and the next renewal period.

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

     Compensation Committee Interlocks and Insider Participation.
     ------------------------------------------------------------
     The Company's Executive Salary Review Committee has the authority to set the compensation of all officers of the Company. This Committee generally considers and approves the recommendations of the President. The members of the Executive Salary Review Committee are the following non - management directors: Robert C. Brown, M.D., Jerome D. Shaffer, M.D., and
Bernard G. Ille.  During 1997, the Executive Salary Review
Committee had one (1) meeting.

     See " Compensation of Directors " for information concerning compensation paid and options granted to non - employee directors of the Company during 1997 for services as a director to the Company.

Item 12.  Security Ownership of Certain Beneficial Owners and
-------   -----------------------------------------------------
           Management.
           -----------

     Security Ownership of Certain Beneficial Owners.
     ------------------------------------------------
     The following table shows the total number and percentage of the outstanding shares of the Company's voting Common Stock and voting Preferred Stock beneficially owned as of the close of business on March 31, 1998, with respect to each person (including any " group " as used in Section 13(d)(3) of the Securities Act of 1934, as amended) that the Company knows to have beneficial ownership of more than five percent (5%) of the Company's voting Common Stock and voting Preferred Stock. A person is deemed to be the beneficial owner of voting shares of Common Stock of the Company which he or she could acquire within sixty (60) days of the Record Date.

     Because of the requirements of the Securities and Exchange Commission as to the method of determining the amount of shares an individual or entity may beneficially own, the amounts shown below for an individual or entity may include shares also considered beneficially owned by others.

                                                 Amounts
Name and Address               Title             of Shares           Percent
      of                        of               Beneficially          of
Beneficial Owner               Class               Owned(1)           Class
-----------------              ------           -------------      -----------

Jack E. Golsen and             Common            3,900,568 (3)(5)(6)   28.9%
members of his family(2)       Voting Preferred     20,000 (4)(6)      92.7%

Riverside Capital
Advisors, Inc. (7)             Common             1,467,397  (7)       10.4%


Ryback Management
Corporation                    Common             1,835,063  (8)       12.7%

Dimensional Fund
Advisors, Inc.                 Common               748,800  (9)        5.9%

Wynnefield Partners Small
Cap Value, L.P. and
Nelson Obus(10)                Common               830,000 (10)        6.6%
-----------------------------------------

     (1) The Company based the information, with respect to beneficial ownership, on information furnished by the above-named individuals or entities or contained in filings made with the


 Securities and Exchange Commission or the Company's records.

     (2) Includes Jack E. Golsen and the following members of his family: wife, Sylvia H. Golsen; son, Barry H. Golsen (a Director, Vice Chairman of the Board of Directors, and President of the Climate Control Business of the Company); son, Steven J. Golsen (Executive officer of several subsidiaries of the Company); and daughter, Linda F. Rappaport. The address of Jack
E. Golsen, Sylvia H. Golsen, Barry H. Golsen, and Linda F. Rappaport is 16 South Pennsylvania Avenue, Oklahoma City, Oklahoma 73107; and Steven J. Golsen's address is 7300 SW 44th Street, Oklahoma City, Oklahoma 73179.

     (3) Includes (a) the following shares over which Jack E. Golsen ("J. Golsen") has the sole voting and dispositive power:
(i) 109,028 shares that he owns of record, (ii) 99,000 shares that he has the right to acquire within sixty (60) days under a non-qualified stock option, (iii) 4,000 shares that he has the right to acquire upon conversion of a promissory note, (iv) 133,333 shares that he has the right to acquire upon the conversion of 4,000 shares of the Company's Series B 12% Cumulative Convertible Preferred Stock (the "Series B Preferred") owned of record by him, (v) 10,000 shares owned of record by the MG Trust, of which he is the sole trustee, and (vi) 20,000 shares that he has the right to acquire within the next sixty (60) days under the Company's stock option plans; (b) 1,052,250 shares owned of record by Sylvia H. Golsen, over which she and her husband, J. Golsen share voting and dispositive power; (c) 246,616 shares over which Barry H. Golsen ("B. Golsen") has the sole voting and dispositive power, 533 shares owned of record by
B. Golsen's wife, over which he shares the voting and dispositive power, and 21,000 shares that he has the right to acquire within the next sixty (60) days under the Company's stock option plans;
(d) 206,987 shares over which Steven J. Golsen ("S. Golsen") has the sole voting and dispositive power and 17,000 shares that he has the right to acquire within the next sixty (60) days under the Company's stock option plans; (e) 222,460 shares held in trust for the grandchildren of J. Golsen and Sylvia H. Golsen of which B. Golsen, S. Golsen and Linda F. Rappaport ("L. Rappaport") jointly or individually are trustees; (f) 82,552 shares owned of record by L. Rappaport, over which L. Rappaport has the sole voting and dispositive power; (g) 1,042,699 shares owned of record by SBL Corporation ("SBL"), 39,177 shares that SBL has the right to acquire upon conversion of 9,050 shares of the Company's non-voting $3.25 Convertible Exchangeable Class C Preferred Stock, Series 2 (the " Series 2 Preferred " ), and 400,000 shares that SBL has the right to acquire upon conversion of 12,000 shares of Series B Preferred owned of record by SBL, and (h) 60,600 shares owned of record by Golsen Petroleum Corporation (" GPC "), which is a wholly-owned subsidiary of SBL, and 133,333 shares that GPC has the right to acquire upon conversion of 4,000 shares of Series B Preferred owned of record by GPC. SBL is wholly-owned by Sylvia H. Golsen (40% owner), B. Golsen (20% owner), S. Golsen (20% owner), and L. Rappaport (20% owner) and, as a result, SBL, J. Golsen, Sylvia H. Golsen, B. Golsen, S. Golsen, and L. Rappaport share the voting and dispositive power of the shares beneficially owned by SBL. SBL's address is 16 South Pennsylvania Avenue, Oklahoma City, Oklahoma
73107.

     (4) Includes: (a) 4,000 shares of Series B Preferred owned of record by J. Golsen, over which he has the sole voting and dispositive power; (b) 12,000 shares of Series B Preferred owned of record by SBL ; and (c) 4,000 shares owned of record by SBL's wholly-owned subsidiary, GPC, over which SBL, J. Golsen, Sylvia
H. Golsen, B. Golsen, S. Golsen, and L. Rappaport share the voting and dispositive power.

     (5) Does not include 124,350 shares of Common Stock that L. Rappaport's husband owns of record and 17,000 shares which he has the right to acquire within the next sixty (60) days under the Company's stock option plans, all of which L. Rappaport disclaims beneficial ownership. Does not include 219,520 shares of Common Stock owned of record by certain trusts for the benefit of B. Golsen, S. Golsen, and L. Rappaport over which B. Golsen, S. Golsen and L. Rappaport have no voting or dispositive power. Heidi Brown Shear, an officer of the Company and the niece of J. Golsen, is the Trustee of each of these trusts.

     (6) J. Golsen disclaims beneficial ownership of the shares that B. Golsen, S. Golsen, and L. Rappaport each have the sole voting and investment power over as noted in footnote (3) above.
B. Golsen, S. Golsen, and L. Rappaport disclaim beneficial ownership of the shares that J. Golsen has the sole voting and investment power over as noted in footnotes (3) and (4) and the shares owned of record by Sylvia H. Golsen. Sylvia H. Golsen disclaims beneficial ownership of the shares that J. Golsen has the sole voting and dispositive power over as noted in footnotes
(3) and (4) above.

     (7) Riverside Capital Advisors, Inc. ("Riverside") has advised the Company that it owns 341,255 shares of Series 2 Preferred that is convertible into 1,467,397 shares of Common Stock. Riverside further advised the Company that it has voting and dispositive power over such shares as a result of Riverside having full discretionary investment authority over customers' accounts to which it provides investment services. The address of Riverside is 1650 Southeast 17th Street Causeway, Fort Lauderdale, Florida 33316.

     (8) Ryback Management Corporation ("Ryback") is the Investment Company Advisor for Lindner Dividend Fund, a registered investment company, which owns 423,900 shares of Series 2 Preferred that is convertible into 1,835,063 shares of Common Stock. Ryback has sole voting and dispositive power over these shares. The address of Ryback is 7711 Corondelet Avenue, Suite 700, St. Louis, Missouri 63105.

     (9) Dimensional Fund Advisors, Inc. ("Dimensional"), a registered investment advisor, is deemed to have beneficial ownership of 748,800 shares of the Company's Common Stock, all of which shares are held in portfolios of DFA Investment Dimensions Group Inc., a registered open-end investment company, or in series of the DFA Investment Trust Company, a Delaware business trust, or the DFA Group Trust and DFA Participation Group Trust, investment vehicles for qualified employee benefit plans, all of which Dimensional Fund Advisors Inc. serves as investment manager. Dimensional disclaims beneficial ownership of all such shares. The address of Dimensional is 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401.

     (10) Wynnefield Partners Small Cap Value, L.P. ( "Wynnefield" ), together with Wynnefield Partners Small Cap Value, L.P. I ( "Wynnefield I" ), Channel Partnership II, L.P.( "Channel" ), Wynnefield Value Offshore Fund, Ltd. ( "Wynnefield Offshore" ), and Nelson Obus, an individual ( "Obus" ) (collectively, "the Wynnefield Group" ), filed a joint group
Schedule 13D. The Schedule 13D states that Wynnefield has sole voting and dispositive power over 425,720 shares; Wynnefiled I has sole voting and dispositive power over 214,780 shares; Channel has sole voting and dispositive power over 24,000 shares; Wynnefield Offshore has sole voting and dispositive power over 145,500 shares, and Obus has sole voting and dispositive power over 20,000 shares. However, Obus has advised the Company that he possesses voting control over the 830,000 shares officially owned by the Wynnefield Group. The address of Wynnefield and Obus is One Penn Plaza, Suite 4720, New York, New York 10119.

     Security Ownership of Management.
     ---------------------------------
     The following table sets forth information obtained from the directors and nominees to be elected as a director of the Company and the directors, nominees and executive officers of the Company as a group as to their beneficial ownership of the Company's voting Common Stock and voting Preferred Stock as of the March 31, 1998.

     Because of the requirements of the Securities and Exchange Commission as to the method of determining the amount of shares an individual or entity may own beneficially, the amount shown below for an individual may include shares also considered beneficially owned by others. Any shares of stock which a person does not own, but which he or she has the right to acquire within sixty (60) days of the Record Date, are deemed to be outstanding for the purpose of computing the percentage of outstanding stock of the class owned by such person but are not deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person.

                                           Amounts of
                                             Shares
   Name of               Title of         Beneficially     Percent of
Beneficial Owner          Class              Owned            Class
----------------        --------          -------------     -----------
Raymond B. Ackerman      Common                 11,000(2)      *

Robert C. Brown, M.D.    Common                218,329(3)     1.7%

Gerald J. Gagner         Common                  1,000(4)      *


Barry H. Golsen          Common               2,166,418(5)    16.4%
                         Voting Preferred        16,000(5)    74.2%

Jack E. Golsen           Common               3,103,420(6)    23.1%
                         Voting Preferred        20,000(6)    92.7%

David R. Goss            Common                 216,585(7)     1.7%

Bernard G. Ille          Common                 100,000(8)      *

Donald W. Munson         Common                   1,432(9)      *

Horace G. Rhodes         Common                  5,000(10)     *

Jerome D. Shaffer, M.D.  Common                139,363(11)    1.1%

Tony M. Shelby           Common                220,879(12)    1.7%

Directors and            Common              4,668,394(13)   34.2%
Executive Officers       Voting Preferred       20,000       92.7%
as a group number
(13 persons)
-------------------------------------
*    Less than 1%.

     (1) The Company based the information, with respect to beneficial ownership, on information furnished by each director or officer, contained in filings made with the Securities and Exchange Commission, or contained in the Company's records.

     (2) Mr. Ackerman has sole voting and dispositive power over these shares. 1,000 of these shares are held in a trust for which Mr. Ackerman is both the settlor and the trustee and in which he has the vested interest in both the corpus and income. The remaining 10,000 shares of Common Stock included herein are shares that Mr. Ackerman may acquire pursuant to currently exercisable non-qualified stock options granted to him by the Company.

     (3) The amount shown includes 10,000 shares of Common Stock that Dr. Brown may acquire pursuant to currently exercisable non-qualified stock options granted to him by the Company. The shares, with respect to which Dr. Brown shares the voting and dispositive power, consists of 122,516 shares owned by Dr. Brown's wife, 15,000 shares held jointly by Dr. Brown and his wife, 50,727 shares owned by Robert C. Brown, M.D., Inc., a corporation wholly-owned by Dr. Brown, and 20,086 shares held by the Robert C. Brown M.D., Inc. Employee Profit Sharing Plan, of which Dr. Brown serves as the trustee. The amount shown does not include 57,190 shares directly owned by the children of Dr. Brown, all of which Dr. Brown disclaims beneficial ownership.

     (4) Mr. Gagner has sole voting and dispositive power over these shares.

     (5)  See footnotes (3), (4), and (6) of the table under


 "Security Ownership of Certain Beneficial Owners" of this item for a description of the amount and nature of the shares beneficially owned by B. Golsen, including shares he has the right to acquire within sixty (60) days.

     (6) See footnotes (3), (4), and (6) of the table under "Security Ownership of Certain Beneficial Owners" of this item for a description of the amount and nature of the shares beneficially owned by J. Golsen, including the shares he has the right to acquire within sixty (60) days.

     (7) The amount shown includes 28,000 shares that Mr. Goss has the right to acquire within sixty (60) days pursuant to options granted under the Company's stock option plans. Mr. Goss has the sole voting and dispositive power over these shares, except for 2,429 shares owned by Mr. Goss' wife, individually, and/or as custodian for Mr. Goss' children. Mr. Goss disclaims beneficial ownership of the shares owned by Mr. Goss' wife.

     (8) The amount includes (i) 10,000 shares that Mr. Ille may purchase pursuant to currently exercisable non-qualified stock options, over which Mr. Ille has the sole voting and dispositive power, and (ii) 75,000 shares owned of record by Mr. Ille's wife. Mr. Ille disclaims beneficial ownership of the 75,000 shares owned by Mr. Ille's wife.

     (9) This amount includes (i) 432 shares of Common Stock that Mr. Munson has the right to acquire upon conversion of 100 shares of non-voting Series 2 Preferred that he beneficially owns, and (ii) 1,000 shares of Common Stock owned directly by Mr. Munson. Mr. Munson has sole voting and dispositive power over these shares.

     (10) Mr. Rhodes has sole voting and dispositive power over these shares.

     (11) Dr. Shaffer has the sole voting and dispositive power over these shares, which include 10,000 shares that Dr. Shaffer may purchase pursuant to currently exercisable non-qualified stock options and 4,329 shares that Dr. Shaffer has the right to acquire upon conversion of 1,000 shares of Series 2 Preferred owned by Dr. Shaffer.

     (12) Mr. Shelby has the sole voting and dispositive power over these shares, which include 28,000 shares that Mr. Shelby has the right to acquire within sixty (60) days pursuant to options granted under the Company's ISOs and 15,152 shares that Mr. Shelby has the right to acquire upon conversion of 3,500 shares of Series 2 Preferred owned by Mr. Shelby.

     (13)  The amount shown includes 1,022,355 shares of Common
Stock that executive officers, directors, or entities controlled by executive officers and directors of the Company have the right to acquire within sixty (60) days.



Item 13.  Certain Relationships and Related Transactions.
--------  -----------------------------------------------
     A subsidiary of the Company, Hercules Energy Mfg. Corporation ( "Hercules" ), leases land and a building in Oklahoma City, Oklahoma from Mac Venture, Ltd. ( "Mac Venture" ), a limited partnership. GPC (a wholly owned subsidiary of SBL) serves as the general partner of Mac Venture. The limited partners of Mac Venture include GPC and the three children of Jack E. Golsen. See "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" above for a discussion of the stock ownership of SBL. The land leased by Hercules from Mac Venture consists of a total of 341,000 square feet, with 44,000 square feet in the building. Hercules leases the property from Mac Venture for $7,500 per month under a triple net lease which began as of January 1, 1982, and expires on December 31, 1998.

     Northwest Internal Medicine Associates, ( "Northwest" ) a division of Plaza Medical Group., P.C., has an agreement with the Company to perform medical examinations of the management and supervisory personnel of the Company and its subsidiaries. Under such agreement, Northwest is paid $4,000 a month to perform all such examinations. Dr. Robert C. Brown (a director of the Company) is Vice President and Treasurer of Plaza Medical Group., P.C.

     In 1983, LSB Chemical Corp. ( "LSB Chemical" ), a subsidiary of the Company, acquired all of the outstanding stock of El Dorado Chemical Company ( "EDC" ) from its then four stockholders ( "Ex-Stockholders" ). A substantial portion of the purchase price consisted of an earnout based primarily on the annual after-tax earnings of EDC for a ten-year period. During 1989, two of the Ex-Stockholders received LSB Chemical promissory notes for a portion of their earnout, in lieu of cash, totaling approximately $896,000, payable $496,000 in January 1990, and $400,000 in May 1994. LSB Chemical agreed to a buyout of the balance of the earnout from the four Ex-Stockholders for an aggregate purchase amount of $1,231,000. LSB Chemical purchased for cash the earnout from two of the Ex-Stockholders and issued multi-year promissory notes totaling $676,000 to the other two Ex-Stockholders. Jack E. Golsen guaranteed LSB Chemical's payment obligation under the promissory notes. The unpaid balance of these notes at March 31, 1998, was $400,000.

     On October 17, 1997, Prime Financial Corporation ( "Prime"), a subsidiary of the Company, borrowed from SBL, a corporation wholly owned by the spouse and children of Jack E. Golsen, Chairman of the Board and President of the Company, the principal amount of $3 million (the "Prime Loan" ) on an unsecured basis and payable on demand, with interest payable monthly in arrears at a variable interest rate equal to the Wall Street Journal
Prime Rate plus 2% per annum.  The Company has guaranteed the Prime Loan.
SBL had previously proposed purchasing a new series of the Company's voting convertible preferred stock. During the period that such proposal was being considered by a special committee of the Board of Directors of the Company, SBL entered into the Prime Loan to assist the Company's liquidity. The proposal to purchase a new series of preferred stock has been withdrawn by SBL and SBL and the Company agreed that SBL would continue the Prime Loan on an unsecured basis payable on demand and at an annual rate of interest of 10 3/4%. During 1997, $79,600 in interest was paid on the Prime Loan, and as of April 15, 1998, the unpaid principal balance of the Prime Loan was $2.7 million.