Form 10-Q
period 1998-03-31
LSB INDUSTRIES INC
filed 1998-05-19
CIK 60714

FORM 10-Q

                          UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly period ended    March 31, 1998
                            -------------------

                               OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   THE SECURITIES EXCHANGE ACT OF 1934

For The transition period from               to
                               -------------    -------------

Commission file number     1-7677
                       -------------------


                       LSB INDUSTRIES, INC.
      -----------------------------------------------------
      Exact name of Registrant as specified in its charter


         DELAWARE                           73-1015226
-----------------------------             ------------------
State or other jurisdiction of            I.R.S. Employer
incorporation or organization             Identification No.

     16 SOUTH PENNSYLVANIA,   OKLAHOMA CITY, OKLAHOMA  73107
     -------------------------------------------------------
       Address of principal executive offices    (Zip Code)

                         (405) 235-4546
     -------------------------------------------------------
         Registrant's telephone number, including area code

                            NONE
     -------------------------------------------------------
      Former name, former address and former fiscal year, if
                   changed since last report.

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

The number of shares outstanding of the Registrant's voting
Common Stock, as of April 30, 1998 was 12,596,826 shares excluding 2,508,790 shares held as treasury stock.


                             PART I

                     FINANCIAL INFORMATION


Company or group of companies for which report is filed:  LSB
Industries, Inc. and all of its wholly-owned subsidiaries.

The accompanying condensed consolidated balance sheet of LSB Industries, Inc. at March 31, 1998, the condensed consolidated statements of operations and cash flows for the three month periods ended March 31, 1998 and 1997 have been subjected to a review, in accordance with standards established by the American Institute of Certified Public Accountants, by Ernst & Young LLP, independent auditors, whose report with respect thereto appears elsewhere in this Form 10-Q. The financial statements mentioned above are unaudited and reflect all adjustments, consisting only of adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation of the interim periods. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet at December 31, 1997, was derived from audited financial statements as of that date.

                       LSB INDUSTRIES, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS
            (Information at March 31, 1998 is unaudited)
                      (Dollars in thousands)

                                                    March 31,    December 31,
ASSETS                                                 1998         1997
---------------------------------------------     ------------   ------------

Current assets:

  Cash and cash equivalents                          $   5,905   $    4,934

  Trade accounts receivable, net of allowance           58,164       52,191

  Inventories:
    Finished goods                                      34,877       36,429
    Work in process                                      9,049        8,582
    Raw materials                                       20,616       23,189
                                                   -----------   ----------
      Total inventory                                   64,542       68,200

  Supplies and prepaid items                             7,546        7,595
                                                   -----------   ----------
    Total current assets                               136,157      132,920

Property, plant and equipment, net (Note 4)            101,552      118,331

Investments and other assets, net of allowance          21,276       19,402

                                                    -----------  ----------
                                                    $  258,985   $  270,653
                                                   ===========   ==========

                    (Continued on following page)


                         LSB INDUSTRIES, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS
              (Information at March 31, 1998 is unaudited)
                        (Dollars in thousands)

                                                   March 31,      December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                 1998              1997
-------------------------------------------     --------------    ------------
Current liabilities:
  Drafts payable                                $        332      $      737
  Accounts payable                                    27,704          28,137
  Accrued liabilities                                 17,725          16,196
  Current portion of long-term debt                   15,412          15,874
                                                 -----------      ----------
     Total current liabilities                        61,173          60,944

Long-term debt (Notes 4 and 6)                       145,446         165,067

Contingencies (Note 5)

Redeemable, noncumulative convertible
  preferred stock, $100 par value; 1,539 shares
  issued and outstanding (1,539 in 1997)                 146            146

Stockholders' equity (Notes 3 and 8):
  Series B 12% cumulative, convertible
    preferred stock, $100 par value;
    20,000 shares issued and outstanding               2,000          2,000
  Series 2 $3.25 convertible, exchangeable
    Class C preferred stock, $50 stated
    value; 920,000 shares issued                      46,000         46,000
  Common stock, $.10 par value; 75,000,000
    shares authorized, 15,105,616 shares
    issued (14,914,476 in 1997)                        1,511          1,504
  Capital in excess of par value                      38,322         38,257
  Accumulated other comprehensive income (loss)         (993)        (1,003)
  Accumulated deficit                                (21,311)       (29,773)
                                                 -----------     ----------
                                                      65,529         56,985
Less treasury stock, at cost:
  Series 2 Preferred, 5,000 shares                       200            200
  Common stock, 2,482,590 shares
  (1,982,620 in 1997)                                 13,107         12,289
                                                 -----------     ----------
    Total stockholders' equity                        52,222         44,496
                                                 -----------     ----------
                                                  $  258,985     $  270,653
                                                 ===========     ==========


                           (See accompanying notes)


                           LSB INDUSTRIES, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Unaudited)
                 Three Months Ended March 31, 1998 and 1997
              (Dollars in thousands, except per share amounts)

                                                    1998        1997
                                                ----------  ----------
Revenues:
  Net sales                                     $  78,036   $   73,234
  Other income                                      1,110        1,630
  Gain on sale of the Tower (Note 4)               12,993            -
                                              -----------   ----------
                                                   92,139       74,864
Costs and expenses:
  Cost of sales                                    62,119       62,312
  Selling, general and administrative              15,604       14,872
  Interest                                          4,858        3,056
                                              -----------   ----------
                                                   82,581       80,240
                                              -----------   ----------
Income (loss) before provision for
  income taxes                                      9,558       (5,376)
Provision for income taxes                            280           62
                                              -----------   ----------
Net income (loss)                              $    9,278   $   (5,438)
                                              ===========   ==========

Net income (loss) applicable to
  common stock (Note 2)                        $    8,462   $   (6,241)
                                               ==========   ==========

Weighted average common shares
  outstanding (Note 2):
  Basic                                        12,746,178   12,974,824

  Diluted                                      17,539,194   12,974,824

Income (loss) per common share (Note 2):
  Basic                                        $      .66   $     (.48)
                                               ==========   ==========

  Diluted                                      $      .53   $     (.48)
                                               ==========   ==========

                       (See accompanying notes)


                           LSB INDUSTRIES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)
              Three Months Ended March 31, 1998 and 1997
           (Dollars in thousands, except per share amounts)

                                                        1998         1997
                                                     -----------  ----------
Cash flows from operations:
  Net income (loss)                                  $    9,278  $   (5,438)
  Adjustments to reconcile net loss
    to cash flows used by operations:
      Depreciation, depletion and amortization:
       Property, plant and equipment                      3,119       2,439
       Other                                                262         283
     Provision for possible losses
       on receivables and other assets                      399         152
     Gain on sale of assets                             (12,993)        (65)
     Recapture of prior period provisions for
       loss on loans receivable secured by real estate      -        (1,383)
     Cash provided (used) by changes in assets
       and liabilities:
         Trade accounts receivable                      (5,968)      (4,841)
         Inventories                                     3,798          678
         Supplies and prepaid items                       (335)        (791)
         Accounts payable                                 (563)      (4,947)
         Accrued liabilities                             1,644          169
                                                   -----------   ----------
Net cash used by operations                             (1,359)     (13,744)

Cash flows from investing activities:
    Capital expenditures                                (2,290)      (2,819)
    Principal payments on notes receivable                  23          183
    Proceeds from sales of equipment and
     real estate properties                                 18          160
    Proceeds from sale of the Tower (Note 4)            29,266
    Increase in other assets                            (2,511)        (721)
                                                   -----------   ----------
Net cash provided (used) in investing activities        24,506       (3,197)

Cash flows from financing activities:
    Payments on long-term debt                         (14,649)     (21,172)
    Long-term and other borrowings                           -       54,451
    Net change in revolving debt                        (5,558)     (12,408)
    Net change in drafts payable                          (405)         (96)
    Dividends paid on preferred stocks (Note 3)           (816)        (803)
    Purchases of treasury stock (Note 3)                  (819)        (327)
    Net proceeds from issuance of common stock              71           81
                                                   -----------   ----------
Net cash provided (used) by financing activities       (22,176)      19,918
                                                   -----------   ----------
Net increase in cash                                       971        2,977

Cash and cash equivalents at beginning of period         4,934        1,620
                                                   -----------   ----------

Cash and cash equivalents at end of period            $  5,905   $    4,597
                                                   ===========   ==========

                       (See accompanying notes)


                            LSB INDUSTRIES, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)
              Three Months Ended March 31, 1998 and 1997


Note 1:  Income Taxes
---------------------

     At December 31, 1997, the Company had regular-tax net operating loss ("NOL") carryforwards for tax purposes of approximately $65 million (approximately $18 million alternative minimum tax NOLs). Certain amounts of regular-tax NOL expire beginning in 1999.

The Company's provision for income taxes for the three months ended March 31, 1998 of $280,000 is for current state income taxes and federal alternative minimum tax.

Note 2:  Earnings Per Share
---------------------------

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

     Net income or loss applicable to common stock is computed by adjusting net income or loss by the amount of preferred stock dividends. Basic income or loss per common share is based upon the weighted average number of common shares outstanding during each period after giving appropriate effect to preferred stock dividends. Diluted income or loss per share is based on the weighted average number of common shares and dilutive common equivalent shares outstanding and the assumed conversion of dilutive convertible securities outstanding, if any, after appropriate adjustment for interest, net of related income tax effects on convertible notes payable, as applicable. All potentially dilutive securities were antidilutive for the first quarter of 1997 and have thus, been excluded from the computation of diluted loss per share for that period.


                           LSB INDUSTRIES, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)
              Three Months Ended March 31, 1998 and 1997


Note 2: Earnings Per Share (continued)
--------------------------------------

     The following table sets forth the computation of basic and diluted earnings per share: (dollars in thousands, except per share amounts)

                                                March 31,
Numerator:                                 1998           1997
                                      ---------       ----------
  Numerator for 1998 diluted earnings
    per share - net income (loss)     $   9,278      $   (5,438)
  Preferred stock dividends                (816)           (803)
                                      ---------       ----------
  Numerator for 1998 and 1997 basic
    and 1997 diluted earnings per
    share - income (loss) available
    to common stockholders            $    8,462     $   (6,241)
                                        =========     ==========
Denominator:
  Denominator for basic earnings per
    share - weighted-average shares   12,746,178     12,974,824

  Effect of dilutive securities:
    Employee stock options               126,290              -
    Convertible preferred stock        4,662,726              -
    Convertible note payable               4,000              -
                                      ----------     ----------

  Dilutive potential common shares     4,793,016              -

  Denominator for diluted earnings
    per share - adjusted weighted-
    average shares and assumed
    conversions                       17,539,194     12,974,824
                                      ==========     ==========

Basic earnings per share              $      .66     $     (.48)
                                      ==========     ==========

Diluted earnings per share            $      .53     $     (.48)
                                      ==========     ==========


                         LSB INDUSTRIES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)
              Three Months Ended March 31, 1998 and 1997


Note 3: Stockholders' Equity
----------------------------

     The table below provides detail of activity in the stockholders' equity accounts for the three months ended March
31, 1998:


                                                                    Accumulated  Retained
                             Common Stock    Non-         Capital     Other Com-  Earnings               Treasury
                            ---------------  redeemable   in excess   prehensive  (Accumu-    Treasury   Stock
                                     Par     Preferred    of par      Income      lated       Stock-     Prefer-
                            Shares   Value   Stock        Value       (Loss)      deficit)    Common     red        Total
                            ------    -----  ---------    ---------   ----------  --------    -------    -------    ------
                                          (In thousands)
Balance at December 31,
 1997                       15,042 $ 1,504  $ 48,000      $ 38,257    $(1,003)    $(29,773)    $(12,289)  $ (200)  $44,496
Net income                                                                           9,278                           9,278
Foreign currency
  translation adjustment                                                   10                                           10
                                                                                                                    ------
Comprehensive income (Note 8)                                                                                        9,288
Exercise of stock options        64      7                      65                                                      72
Dividends declared:
  Series B 12% preferred
    stock ($3.00 per share)                                                            (60)                            (60)
  Series 2 preferred
    stock ($.81 per share)                                                            (741)                           (741)
  Redeemable preferred
    stock ($10.00 per share)                                                           (15)                            (15)
Purchase of treasury stock                                                                       (818)                (818)
                              ------   ------    --------    --------    -------  --------   --------    ------     ------
                                 (1)
Balance at March 31, 1998     15,106   $ 1,511   $ 48,000    $ 38,322    $  (993) $(21,311)  $(13,107) $ (200)     $52,222
                              ======   =======   ========    ========    =======  ========   ========    ======    =======


(1) Includes 2,482,590 shares of the Company's Common Stock held in treasury. Excluding the 2,482,590 shares held in treasury, the outstanding shares of the Company's Common Stock at March 31, 1998 were 12,623,026.

                               LSB INDUSTRIES, INC.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
                   Three Months Ended March 31, 1998 and 1997


Note 4: Sale of the Tower
-------------------------

   In March 1998, a subsidiary of the Company closed the sale of the Tower office building. The Company realized net proceeds of approximately $29.3 million from the sale ($1.0 million of which is held in escrow until September 1998, pending expiration of representations and warranties associated with the sale). Proceeds from the sale were used to retire the outstanding indebtedness of approximately $12.6 million in March 1998, for which this property served as collateral. Approximately $15.5 million of the remaining proceeds were used to reduce indebtedness outstanding under the Company's Revolving Credit Facility. The Company recognized a gain on the sale of the property of approximately $13 million in the first quarter of 1998.

Note 5: Commitments and Contingencies
-------------------------------------

Nitric Acid Project
-------------------

In June 1997, two wholly owned subsidiaries of the Company, El Dorado Chemical Company ("EDC"), and El Dorado Nitrogen Company ("EDNC"), entered into a series of agreements with Bayer Corporation ("Bayer") (collectively, the "Bayer Agreement"). Under the Bayer Agreement, EDNC will act as an agent to construct, and upon completion of construction, will operate a nitric acid plant (the "EDNC Baytown Plant") at Bayer's Baytown, Texas chemical facility. EDC has guaranteed the performance of EDNC's obligations under the Bayer Agreement. Under the terms of the Bayer Agreement, EDNC is to lease the EDNC Baytown Plant pursuant to a leveraged lease from an unrelated third party with an initial lease term of ten years from the date on which the EDNC Baytown Plant becomes fully operational. Upon expiration of the initial ten-year term from the date the EDNC Baytown Plant becomes operational, the Bayer Agreement may be renewed for up to six renewal terms of five years each; however, prior to each renewal period, either party to the Bayer Agreement may opt against renewal. It is anticipated that construction of the EDNC Baytown Plant will cost approximately $60 million and will be completed by the end of 1998. Construction financing of the EDNC Baytown Plant is being provided by an unaffiliated lender. Neither the Company nor EDC has guaranteed any of the lending obligations for the EDNC Baytown Plant. In connection with the leveraged lease, the Company entered into an interest rate forward agreement to fix the effective rate of interest implicit in such lease. As of March 31, 1998, the fair value of such agreement represented a liability of $4.1 million for which the Company has posted margin and letters of credit totaling $4.1 million. Bayer has agreed to reimburse the Company for 50% of the ultimate cost of the hedging contract associated with the interest rate forward agreement.

Debt Guarantee
--------------

The Company has guaranteed approximately $2.6 million of indebtedness of a start-up aviation company, Kestrel Aircraft


                            LSB INDUSTRIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                   Three Months Ended March 31, 1998 and 1997


Company, in exchange for an ownership interest, to which no value has been assigned as of March 31, 1998. The Company has made investments in and advances to the aviation company totaling $628,000 as of March 31, 1998 and is accruing losses of the aviation company based on its ownership percentage (35.9% as of March 31, 1998). The Company has recorded losses of $2,496,500 ($187,500 during the first quarter of 1998) related to the debt guarantee and advances. The debt guarantee relates to a $2 million term note and up to $600,000 of a $2 million revolving credit facility. The $2 million term note requires interest only payments through September 1998; thereafter, it requires monthly principal payments of $11,111 plus interest beginning in October 1998 until it matures on August 8, 1999, at which time all outstanding principal and unpaid interest are due. In the event of default of this note, the Company is required to assume payments on the note with the term extended until August 2004. The $2 million revolving credit facility, on which a subsidiary of the Company has guaranteed up to $600,000 of indebtedness, has an outstanding balance of $2.0 million at March 31, 1998. At March 31, 1998 principal and interest payments on such notes were current.

Legal Matters
-------------

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

   No legal action has yet been filed. The amount of the Company's cost associated with the clean-up of the site is unknown due to continuing changes in the estimated total


                             LSB INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
                   Three Months Ended March 31, 1998 and 1997


   cost of clean-up of the site and the percentage of the total waste which was alleged to have been contributed to the site by the Company. As of March 31,1998, the Company has accrued an amount based on a preliminary settlement proposal by the alleged potential responsible parties; however, there is no assurance such proposal will be accepted. The amount accrued is not material to the Company's financial position or results of operations. This estimate is subject to material change in the near term as additional information is obtained.

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

   On February 12, 1996, the subsidiary entered into a Consent Administrative Agreement ("Administrative Agreement") with the state of Arkansas to resolve certain compliance issues associated with nitric acid concentrators. Pursuant to the Administrative Agreement, the subsidiary installed additional pollution control equipment to address the compliance issues. The subsidiary was assessed $50,000 in civil penalties associated with the Administrative Agreement. In the summer of 1996 and then on January 28, 1997, the subsidiary executed amendments to the Administrative Agreement ("Amended Agreements"). The Amended Agreements imposed a $150,000 civil penalty, which penalty has been paid. Since the 1997 amendment, the Chemical Business has been assessed stipulated penalties of approximately $67,000 by the Arkansas Department of Pollution Control and Ecology ("ADPC&E") for violations of certain provisions of the 1997 Amendment. The Chemical Business believes that the El Dorado Plant has made progress in controlling certain off-site emissions; however, such off-site emissions have occurred and continue to occur from time to time, which could result in the assessment of additional penalties against the Chemical Business by the ADPC&E for violation of the 1997 Amendment.

   During May 1997, approximately 2,300 gallons of caustic material spilled when a valve in a storage vessel failed, which was released to a storm water drain, and according to ADPC&E records, resulted in a minor fish kill in a drainage ditch near EDC's El Dorado, Arkansas, facility ("El Dorado Facility"). ADPC&E has proposed a Consent Administrative Agreement ("CAA") to resolve the event. The proposed CAA is currently being drafted by ADPC&E, and EDC has been advised that it will include a civil penalty in the amount of $201,700 which includes $125,000 which was previously agreed to be paid in the form of environmental improvements at the El Dorado Plant. EDC has proposed to the ADPC&E that it be


                        LSB INDUSTRIES, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
            Three Months Ended March 31, 1998 and 1997


   allowed to pay the $125,000 in the form of environmental improvements at the El Dorado Facility. The Company believes the remainder of the proposed civil penalty is excessive and intends to seek reduction of such amount. The draft of the proposed Consent Administrative Agreement also requires EDC to install and operate equipment to recover and treat contaminated groundwater. EDC has proposed a long term monitoring program as the groundwater remedy, and will vigorously oppose the remedy proposed in this suggested order. The draft of the proposed CAA also requires the Chemical Business to undertake certain additional compliance measures and equipment improvements related to the El Dorado Plant's wastewater treatment system.

C. In 1996, a lawsuit was filed against the Company's Chemical Business by a group of residents of El Dorado, Arkansas, asserting a citizens' suit against the Chemical Business as a result of certain alleged violations of the Clean Air Act, the Clean Water Act, the Chemical Business' air and water permits and certain other environmental laws, rules and regulations. The citizens' suit requests the court to order the Chemical Business to cure such alleged violations, if any, plus penalties as provided under the applicable statutes. During the first quarter of 1998 the Company's Chemical Business has entered into a Consent Decree in settlement of the citizen suit. The Consent Decree is subject to approval by the court. Under the terms of the Consent Decree, which is subject to court approval, the Company's Chemical Business has agreed to, among other things, (i) the granting of an injunctive relief requiring its El Dorado Facility to (a) comply with certain discharge, monitoring and reporting requirements of its waste water discharge permit, the emission limitations of its air permit and the notification requirements under certain sections of certain environmental laws and the statutory penalties for failure to comply with such notification requirements, (b) perform air and water tests to determine if the El Dorado Facility is meeting certain compliance levels and, if the tests do not meet the required compliance levels, to make the necessary corrections thereto so that such compliance levels are met, and (c) limitations relating to the El Dorado Facility's use of its older concentrated nitric acid plant, (ii) to provide the plaintiffs with copies of certain documents forwarded to, or received by, appropriate environmental regulatory agencies by the El Dorado Facility and summaries of certain test results at the El Dorado Facility, (d) pay to the U.S. Treasury $50,000 as a penalty, and (e) pay certain stipulated penalties under certain conditions in the event the El Dorado Facility fails to comply with the terms of the Consent Decree. All actions to be performed by the Company's Chemical Business under the Consent Decree and payment of penalties required by the Consent Decree are to be paid by the Company's Chemical Business.

                        LSB INDUSTRIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)
              Three Months Ended March 31, 1998 and 1997


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

   The Company and the Chemical Business maintain an Environmental Impairment Insurance Policy ("EIL Insurance") that provides coverage to the Company and the Chemical Business for certain discharges, dispersals, releases, or escapes of certain contaminants and pollutants into or upon land, the atmosphere or any water course or body of water from the Site, which has caused bodily injury, property damage or contamination to others or to other property not on the Site. The EIL Insurance provides limits of liability for each loss up to $10.0 million and a similar $10.0 million limit for all losses due to bodily injury or property damage, except $5.0 million for all remediaton expenses, with the maximum limit of liability for all claims under the EIL Insurance not to exceed $10.0 million for each loss or remediaton expense and $10.0 million for all losses and remediaton expenses. The EIL Insurance also provides a retention of the first $500,000 per loss or remediaton expense that is to be paid by the Company. The Company's Chemical Business has spent approximately $1.2 million in legal, expert and other costs in connection with the toxic tort and citizen lawsuits described above. The Company has been reimbursed under its EIL Insurance approximately $405,000 of the $1.2 million. The EIL Insurance carrier has assumed responsibility for all subsequent legal, expert and other costs of defense and is paying such legal, expert and other costs on an on-going basis, subject to a reservation of rights relating to the citizens' suit.

   During the first quarter of 1998, the Company's Chemical Business entered into an agreement to settle the class action toxic tort lawsuit and completed a settlement of the other toxic tort lawsuit. Settlement of the class action toxic tort lawsuit has been preliminarily approved by the court, but such settelment is subject to final approval by the court. Settlement of the class action toxic tort lawsuit, if completed, will require, and settlement of the other toxic tort lawsuit did require, cash payments to the plaintiffs. Substantially all of such cash settlement payments are to be or were funded directly by the Company's EIL Insurance carrier.

   The amount of the settlements of the toxic tort cases as discussed above paid by the EIL Insurance and the amount paid under the EIL Insurance for legal and other expenses relating to the defense of the toxic tort cases and the citizen suit case reduce the coverage amount available under the EIL insurance.

                            LSB INDUSTRIES, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)
                  Three Months Ended March 31, 1998 and 1997


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


                         LSB INDUSTRIES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)
           Three Months Ended March 31, 1998 and 1997


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

Note 6: Long-Term Debt
---------------------

In November 1997, the Company's wholly owned subsidiary, ClimaChem, Inc. ("CCI") completed the sale of $105 million principal amount of 10 3/4% Senior Notes due 2007 (the "Notes").


                        LSB INDUSTRIES, INC.
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)
           Three Months Ended March 31, 1998 and 1997


Interest on the Notes is payable semiannually in arrears on June 1 and December 1 of each year, and the principal is payable in the year 2007. The Notes are senior unsecured obligations of CCI and rank pari passu in right of payment to all existing senior unsecured indebtedness of CCI and its subsidiaries. The Notes are effectively subordinated to all existing and future senior secured indebtedness of CCI.

Except as described below, the Notes are not redeemable at CCI's option prior to December 1, 2002. After December 1, 2002, the Notes will be subject to redemption at the option of CCI, in whole or in part, at the redemption prices set forth in the Indenture, plus accrued and unpaid interest thereon, plus liquidated damages, if any, to the applicable redemption date.
In addition, until December 1, 2000, up to $35 million in aggregate principal amount of Notes are redeemable, at the option of CCI, at a price of 110.75% of the principal amount of the Notes, together with accrued and unpaid interest, if any, thereon, plus liquidated damages; provided, however, that at least $65 million in aggregate principal amount of the Notes remain outstanding following such redemption.
In the event of a change of control of the Company or CCI, holders of the Notes will have the right to require CCI to repurchase the Notes, in whole or in part, at a redemption price of 101% of the principal amount thereof, plus accrued and unpaid interest, if any, thereon, plus liquidated damages, if any, to the date of repurchase.

CCI owns substantially all of the companies comprising the Company's Chemical and Climate Control Businesses. CCI is a holding company with no assets or operations other than its investments in its subsidiaries, and each of its subsidiaries is wholly owned, directly or indirectly, by CCI. CCI's payment obligations under the Notes are fully, unconditionally and joint and severally guaranteed by all of the existing subsidiaries of CCI, except for El Dorado Nitrogen Company ("EDNC"). The assets, equity, and earnings of EDNC are currently inconsequential to CCI. Separate financial statements and other disclosures concerning the guarantors are not presented herein because management has determined they are not material to investors. Summarized consolidated balance sheet information of CCI and its subsidiaries as of December 31, 1997 and March 31, 1998 and the results of operations for the three month periods ended March 31, 1998 and March 31, 1997, is as follows: (In thousands)


                            LSB INDUSTRIES, INC.
            NOTES TO CONDENSED CONSOLDIATED FINANCIAL STATEMENTS
                              (Unaudited)
                  Three Months Ended March 31, 1998 and 1997



                                                March 31,          December 31,
                                                  1998                1997
                                               ----------          -----------
                                                         (unaudited)

Balance sheet data:

Current assets                                  $   93,805          $   88,442

Property, plant and equipment                       83,964              84,329

Notes receivable from LSB and affiliates            12,432              13,443

Other assets                                        11,294              14,661
                                                ----------          ----------
Total assets                                    $  201,495          $  200,875
                                                ==========          ==========

Current liabilities                             $   39,449          $   38,004

Long-term debt                                     125,445             126,346

Other                                                9,347               9,236

Stockholder's equity                                27,254              27,289
                                                ----------          ----------

Total liabilities and stockholder's equity      $  201,495          $  200,875
                                                ==========          ==========


                                                      Three Months Ended
                                                          March 31,

                                                   1998                1997
                                                ----------          -----------
                                                          (unaudited)

Operations data:

Total revenues                                  $   63,428          $   62,295

Costs and expenses:

     Costs of sales                                 50,411              52,852

     Selling, general and administrative             9,780               9,050

   Interest                                          3,313               2,036
                                                ----------          ----------

                                                    63,504              63,938

Loss before benefit for income taxes                   (76)             (1,643)

Benefit for income taxes                               (30)               (710)
                                                ----------          ----------

Net income (loss)                               $      (46)         $     (933)
                                                ==========          ==========


                             LSB INDUSTRIES, INC.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)
                   Three Months Ended March 31, 1998 and 1997



Note 7: Change in Accounting
----------------------------

Effective January 1, 1998, the Company changed its method of accounting for the costs of computer software developed for internal use to capitalize costs incurred after the preliminary project stage as outlined in Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). These costs capitalized will be amortized over their estimated useful life. Prior to
1998, these costs were expensed as incurred.   The effect of this
change on net income for the first quarter of 1998 was not material.

Note 8: Comprehensive Income
----------------------------

Effective January 1, 1998, the Company adopted Financial Accounting Standard No. 130 "Reporting Comprehensive Income" ("SFAS 130"). The provisions of SFAS 130 require the Company to classify items of other comprehensive income in the financial statements and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The Company has also made similar reclassifications for all prior periods for comparative purposes. Other comprehensive income for the quarterly period ended March 31, 1997, was approximately $43,000. After consideration of the $43,000 other comprehensive income item, the comprehensive loss for the quarterly period ended March 31, 1997 was approximately $5,395,000.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS


   The following Management's Discussion and Analysis of
Financial Condition and Results of Operations ("MD&A") should be read in conjunction with a review of the Company's March 31, 1998
Condensed Consolidated Financial Statements.

   Certain statements contained in this "Management's
Discussion and Analysis of Financial Condition and Results of
Operations" may be deemed forward-looking statements.  See
"Special Note Regarding Forward-Looking Statements".

OVERVIEW

   The Company is pursuing a strategy of focusing on its more profitable businesses and concentrating on businesses and product lines in niche markets where the Company has established or can establish a position as a market leader. In addition, the Company is seeking to improve its liquidity and profits through liquidation of selected assets that are on its balance sheet and on which it is not realizing an acceptable return nor does it have the potential to do so. In this connection, the Company has come to the conclusion that its Automotive and Industrial Products Businesses are non-core to the Company and the Company is exploring various alternatives to maximize shareholder value from these assets. This evaluation includes the possibility of spinning-off the Automotive and Industrial Products Businesses to its shareholders to form a new entity with a separate focus.
Any action to be taken in this regard will require approval of the Company's Board of Directors.

   Information about the Company's operations in different industry segments for the three months ended March 31, 1998 and 1997 is detailed below.


                                 Three Months Ended March 31,
                                      1998         1997
                                   ___________  __________
                                       (In thousands)
                                         (Unaudited)
Sales:
  Chemical                        $   33,425    $   40,599
  Climate Control                     29,936        21,623
  Automotive Products                 10,490         7,992
  Industrial Products                  4,185         3,020
                                  ----------    ----------
                                  $   78,036    $   73,234
                                  ==========    ==========
Gross profit (1):
  Chemical                        $    4,592    $    3,384
  Climate Control                      8,336         6,008
  Automotive Products                  2,139         1,109
  Industrial Products                    849           421
                                  ----------    ----------
                                  $   15,916    $   10,922
                                  ==========    ==========
Operating profit (loss) (2):
  Chemical                        $    1,151    $     (645)
  Climate Control                      2,812         1,551
  Automotive Products                   (407)       (1,226)
  Industrial Products                   (304)         (665)
                                  ----------    ----------
                                       3,252          (985)
General corporate expenses            (1,829)       (1,335)
Interest expense                      (4,858)       (3,056)
Gain on sale of the Tower             12,993            -
                                  ----------    ----------
Income (loss) before provision
  for income taxes                $    9,558    $   (5,376)
                                  ==========    ==========

(1) Gross profit by industry segment represents net sales less cost of sales.

(2) Operating profit (loss) by industry segment represents revenues less operating expenses before deducting general corporate expenses, interest expense and income taxes and, in 1998, before gain on sale of the Tower.

Chemical Business
-----------------

   Beginning in 1994, the results of operations of the Chemical Business have been adversely impacted by the high cost of anhydrous ammonia. From its most recent cyclical low in 1986 through 1993, the average Gulf Coast price (the "Spot Price") of anhydrous ammonia was approximately $100 per ton. During 1994 and in each of the years since, a tightness in supply developed which resulted in an increase in the Spot Price of anhydrous ammonia to an average of approximately $195 per ton. The Company believes that the tightness in supply of anhydrous ammonia that emerged in 1994 was a result of increased industrial usage as the U.S. economy grew, a net consolidation of the domestic capacity and a disruption in supply coming from the former Soviet Union. Although prices for anhydrous ammonia vary considerably from month to month, the annual average price has remained high for each of the last three years. The Company currently purchases approximately 220,000 tons of anhydrous ammonia per year under two contracts, both effective as of January 1, 1997. The Company's purchase price of anhydrous ammonia under these contracts can be higher or lower than the Spot Price of anhydrous ammonia. The higher prices have been partially passed on to customers; however, the Chemical Business has not been able to offset the entire cost increase with price increases for its products resulting in lower gross profit margins during each of the periods since the increase. The Company believes there is approximately 2 million tons of additional annual capacity being constructed in the western hemisphere scheduled for completion in 1998 and 1999. The Company believes this additional capacity may contribute to a decline in the future market price of anhydrous ammonia.

   During July 1997, a subsidiary of the Company entered into an agreement with Bayer Corporation ("Bayer") whereby the Company's subsidiaries would act as agent to construct a nitric acid plant located within Bayer's Baytown, Texas chemical plant complex. This plant, when constructed, will be operated by the Company's subsidiary and will supply nitric acid for Bayer's polyurethane units under a long-term supply contract. Management estimates that, after the initial startup phase of operations at the plant, at full production capacity based on terms of the Bayer Agreement and based on current market conditions, the plant should generate approximately $50 million in annual gross revenues. It is anticipated that the construction of the nitric acid plant at Bayer's facility in Baytown, Texas, will cost approximately $60 million and construction is scheduled to be completed by the end of 1998. The Company's subsidiary is to lease the nitric acid plant pursuant to a leverage lease from an unrelated third party for an initial term of ten (10) years from the date that the plant becomes fully operational, and the construction financing of this plant is being provided by an unaffiliated lender.

   In addition, in May 1998, the Company entered into a letter of intent with Bayer to purchase Bayer's concentrated nitric acid production unit (the "Unit") located at Bayer's plant in West Virginia. Under the terms of the letter of intent, the Company would, if the purchase is completed, pay to Bayer $8.0 million for the Unit, payable $2.0 million at closing and $1.0 million per year for six years. If the purchase is completed, the Company would grant to Bayer a purchase money mortgage on the Unit and would lease from Bayer the land on which the Unit is located for a nominal amount. The purchase is subject to, among other things; completion by the Company of its due diligence, completion of a final purchase agreement and approval by the Board of Directors of both parties. Completion of this transaction, if completed, is to occur on or before December 31, 1999.

   The results of operation of the Chemical Business'
Australian subsidiary have been adversely affected due to the recent economic developments in certain countries in Asia. These economic developments in Asia have had a negative impact on the mining industry in Australia which the Company's Chemical Business services. If these adverse economic conditions in Asia continue for an extended period of time, such could have an adverse effect on the Company's consolidated results of operations for 1998.

Climate Control
---------------

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

   As indicated in the above table, the Climate Control
Business reported improved sales (an increase of 38.4%) and improved operating profit for the first three months of 1998 as compared to the first three months of 1997.

Automotive and Industrial Products Businesses
---------------------------------------------

   As indicated in the above table, during the three months ended March 31, 1998 and 1997, respectively, the Automotive and Industrial Products Businesses recorded combined sales of $14.7 million and $11.0 million, respectively, and reported operating losses (as defined above) of $.7 million and $1.9 million respectively. The net investment in assets of these Businesses has decreased consistently during the last three years and the Company expects to realize further reductions in future periods.

RESULTS OF OPERATIONS

Three months ended March 31, 1998 vs. Three months ended March 31, 1997.
------------------------------------------------------------------------

   Revenues
   --------

   Total revenues for the three months ended March 31, 1998 and 1997 were $92.1 million and $74.9 million, respectively (an increase of $17.2 million). Sales increased $4.8 million and other income decreased $.5 million. Additionally, in March 1998, a subsidiary of the Company closed the sale of an Oklahoma City office building, ("the Tower"). The Company recognized a pre-tax gain on the sale of the Tower of approximately $13.0 million in the first quarter of 1998.

   Net Sales
   ---------

   Consolidated net sales included in total revenues for the three months ended March 31, 1998 were $78.0 million, compared to $73.2 million for the first three months of 1997, an increase of $4.8 million. This increase in sales resulted principally from:
(I) increased sales in the Climate Control Business of $8.3 million due to increased sales in this Business' Heat Pump and Fan Coil product lines, (ii) increased sales in the Automotive Products Business of $2.5 million due to increased sales to original equipment manufacturers and new customers, and (iii) increased sales in the Industrial Products Business of $1.2 million due to increased sales of machine tools, offset by (iv) decreased sales in the Chemical Business of $7.2 million primarily due to lower sales in the U.S. of agricultural and blasting products and decreased business volume of its Australian subsidiary.

   Gross Profit
   ------------

   Gross profit was 20.4% for the first three months of 1998, compared to 14.9% for the first three months of 1997. The increase in the gross profit percentage was due primarily to (I) increased absorption of costs due to higher production volumes in the Automotive Products Business, and (ii) lower production costs in the Chemical Business due to the effect of lower prices of anhydrous ammonia in 1998, and (iii) lower unabsorbed overhead costs caused by excessive downtime related to problems associated with mechanical failures at the Chemical Business' primary manufacturing plant in the first quarter of 1997.

   Selling, General and Administrative Expense
   -------------------------------------------

   Selling, general and administrative ("SG&A") expenses as a percent of net sales were 20.0% in the three month period ended March 31, 1998, compared to 20.3% for the first three months of 1997. This decrease is primarily the result of decreased professional fees related to environmental matters in the Chemical Business and increased sales volume in the Climate Control and Automotive Products Businesses without an equivalent corresponding increase in SG&A, offset by increased SG&A of $.4 million on the operations of the Tower prior to the Tower being sold in March 1998.

   Interest Expense
   ----------------

   Interest expense for the Company was $4.9 million during the first quarter of 1998, compared to $3.8 million, before deducting capitalized interest, during the first quarter of 1997. During the first quarter of 1997, $.7 million of interest expense was capitalized in connection with construction of the DSN Plant. The increase of $1.1 million before the effect of capitalization primarily resulted from increased borrowings.

   Income (Loss) Before Taxes
   --------------------------

   The Company had income before income taxes of $9.6 million in the first quarter of 1998 compared to a loss before income taxes of $5.4 million in the three months ended March 31, 1997. The increased profitability of $15.0 million was primarily due to the gain on the sale of the Tower and increased sales and gross profits as previously discussed.

   Provision for Income Taxes
   --------------------------

   As a result of the Company's net operating loss carryforward for income tax purposes as discussed elsewhere herein and in Note 1 of Notes to Condensed Consolidated Financial Statements, the Company's provisions for income taxes for the three months ended March 31, 1998 and the three months ended March 31, 1997 are for current state income taxes and federal alternative minimum taxes.

Liquidity and Capital Resources
-------------------------------

Cash Flow From Operations
-------------------------

   Historically, the Company's primary cash needs have been for operating expenses, working capital and capital expenditures.
The Company has financed its cash requirements primarily through internally generated cash flow and borrowings under its revolving credit facilities, and more recently, by issuance of senior unsecured notes by a wholly owned subsidiary and the sale of the Tower.

   Net cash used by operations for the quarter ended March 31, 1998 was $1.4 million, after $3.4 million for noncash depreciation and amortization, $.4 million in provisions for possible losses on accounts receivable, notes receivable and a loan guarantee and the $13.0 million gain from the sale of the Tower and including the following changes in assets and liabilities: (i) accounts receivable increases of $6.0 million;
(ii) inventory decreases of $3.8 million; (iii) increases in supplies and prepaid items of $.3 million; and (iv) increases in accounts payable and accrued liabilities of $1.1 million. The increase in accounts receivable is due to increased sales primarily in the Climate Control and Automotive Products Businesses (see "Results of Operations" for discussion of increase in sales) and seasonal sales of agricultural products in the Chemical Business. The decrease in inventory was due primarily to a decrease at the Chemical Business due to seasonal sales of agricultural products and inventory reductions in the


 Automotive and Industrial Products Businesses resulting from liquidation of excessive inventories. Inventory in the Automotive and Industrial Products Businesses decreased from $29.4 million at December 31, 1997 to $27.9 million at March 31, 1998. The increase in accounts payable and accrued liabilities resulted primarily from an increase in accrued interest expense related to senior unsecured notes which is payable semi-annually.

Cash Flow From Investing And Financing Activities
-------------------------------------------------

   Cash provided by investing activities for the quarter ended March 31, 1998 included cash proceeds of $29.3 million received on the sale of the Tower (see Note 4 of Notes to Condensed Consolidated Financial Statements) offset by $2.3 million in capital expenditures and $2.5 million used to increase other assets. The capital expenditures took place primarily in the Chemical and Climate Control Businesses to enhance production and product delivery capabilities. The increase in other assets included (i) a $1.0 million escrow account relating to the sale of the Tower, (ii) $.5 million of deposits made in connection with an interest rate hedge contract related to the agreement with Bayer.

   Net cash used by financing activities included (i) payments on long-term debt of $14.6 million, including the $12.6 million payoff of the mortgage on the Tower, (ii) net decreases in revolving debt of $5.6 million, after application of net proceeds of $15.5 million from the sale of the Tower, (iii) decreases in drafts payable of $.4 million (iv) dividends of $.8 million, and
(v) treasury stock purchases of $.8 million.

   During the first quarter of 1998, the Company declared and paid the following aggregate dividends: (i) $3.00 per share on each of the outstanding shares of its Series B 12% Cumulative Convertible Preferred Stock; (ii) $.81 per share on each outstanding share of its $3.25 Convertible Exchangeable Class C Preferred Stock, Series 2; and (iii) $10.00 per share on each outstanding share of its Convertible Noncumulative Preferred Stock.

Source of Funds
---------------

   The Company is a diversified holding Company and its liquidity is dependent, in large part, on the operations of its subsidiaries and credit agreements with lenders.

   In October 1997, the Company organized a new wholly owned subsidiary, ClimaChem, Inc. ("ClimaChem"). ClimaChem owns substantially all of the Company's Chemical and Climate Control Businesses. On November 26, 1997, ClimaChem issued senior unsecured notes (the "Notes") in the aggregate amount of $105 million pursuant to the terms of an indenture (the "Indenture"). The Notes are jointly and severally and fully and unconditionally guaranteed on a senior basis by all, except for one inconsequential subsidiary, of the existing and all of the future subsidiaries of ClimaChem. One current subsidiary of ClimaChem, which is currently inconsequential to ClimaChem, is not a guarantor of the Notes. The Company is neither an issuer of, nor a guarantor under, the Notes.

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

   Under the terms of the Indenture, ClimaChem and its subsidiaries cannot transfer funds to the Company in the form of cash dividends or other distributions or advances, except for (i) the amount of taxes that ClimaChem would be required to pay if they were not consolidated with the Company and (ii) an amount not to exceed fifty percent (50%) of ClimaChem's net income for the year in question and (iii) the amount of direct and indirect costs and expenses incurred by the Company on behalf of ClimaChem pursuant to a certain services agreement and a certain management agreement to which ClimaChem and the Company are parties.

   The Company and certain of its subsidiaries are parties to a working capital line of credit evidenced by four separate loan agreements ("Revolving Credit Agreements") with an unrelated lender ("Lender") collateralized by receivables, inventory, and proprietary rights of the Company and the subsidiaries that are parties to the Revolving Credit Agreements and the stock of certain of the subsidiaries that are borrowers under the Revolving Credit Agreements. The Revolving Credit Agreements, as amended, provide for revolving credit facilities ("Revolver") for total direct borrowings up to $65.0 million, including the issuance of letters of credit. The Revolver provides for advances at varying percentages of eligible inventory and trade receivables. The Revolving Credit Agreements, as amended, provide for interest at the lender's prime rate plus 1.5% per annum or, at the Company's option, on the Lender's LIBOR rate plus 3.875% per annum (which rates are subject to increase or reduction based upon achieving specified availability and adjusted tangible net worth levels). At March 31, 1998 the effective interest rate was 10.0%. The term of the Revolving Credit Agreements is through December 31, 2000, and is renewable thereafter for successive thirteen month terms. At March 31, 1998, the availability for additional borrowings, based on eligible collateral, approximated $42.9 million. Borrowings under the Revolver outstanding at March 31, 1998, were $13.6 million. The Revolving Credit Agreements, as amended, require the Company to maintain certain financial ratios and contain other financial covenants, including tangible net worth requirements and capital expenditure limitations. The annual interest on the outstanding debt under the Revolver at March 31, 1998 at the rates then in effect would approximate $1.4 million. The Revolving Credit Agreements also require the payment of an annual facility fee of 0.5% of the unused revolver.

   In addition to the Revolving Credit Agreements discussed above, as of March 31, 1998, the Company's wholly-owned subsidiary, DSN Corporation ("DSN"), is a party to several loan agreements with a financial company (the "Financing Company") for three projects. At March 31, 1998, DSN had outstanding borrowings of $12.9 million under these loans. The loans have repayment schedules of 84 consecutive monthly installments of principal and interest. The interest rate on each of the loans is fixed and range from 8.2% to 8.9%. Annual interest, for the three notes as a whole, at March 31, 1998, at the agreed to interest rates would approximate $1.1 million. The loans are secured by the various DSN property and equipment. The loan agreements require the Company to maintain certain financial ratios, including tangible net worth requirements.

   The Company's Australian subsidiary has a revolving credit working capital facility (the "TES Revolving Facility"). The TES Revolving Facility is approximately AUS$10.5 million (approximately US$6.9 million). The TES Revolving Facility allows for borrowings based on specific percentages of qualified eligible assets. At March 31, 1998,based on the effective exchange rate, the availability under the TES Revolving Facility was approximately US $6.2 million (AUS$9.3 million, with approximately US$4.7 million (AUS$7.1 million approximately) being borrowed at March 31, 1998. Such debt is secured by substantially all the assets of TES, plus an unlimited guarantee and indemnity from LSB and certain subsidiaries of TES. The interest rate on this debt is dependent upon the borrowing option elected by TES and had a weighted average rate of 6.5% at March 31, 1998. TES is in technical noncompliance with a certain financial covenant contained in the loan agreement involving the TES Revolving Facility. However, this covenant was not met at the time of closing of this loan and the Bank of New Zealand, Australia has continued to extend credit under this facility.
The outstanding borrowing under the TES Revolving Facility at March 31, 1998, has been classified as due within one year in the accompanying consolidated financial statements.

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

   Management believes that cash flows from operations, the Company's revolving credit facilities, and other sources, including proceeds from the sale of the Tower in March 1998, will be adequate to meet its presently anticipated capital expenditure, working capital, debt service, and dividend requirements. The Company currently has no material commitment for capital expenditures, except as discussed under "Overview - Chemical Business" of this "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the letter of intent with Bayer Corporation to purchase a nitric acid unit. In addition, the Company's subsidiary has agreed to act as agent to construct a nitric acid plant as discussed under "Overview - Chemical Business" of this "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Joint Ventures and Options to Purchase
--------------------------------------

   Prior to 1997, the Company, through a subsidiary, loaned
$2.8 million to a French manufacturer of HVAC equipment whose product line is compatible with that of the Company's Climate Control Business in the USA. Under the loan agreement, the Company has the option to exchange its rights under the loan for 100% of the borrower's outstanding common stock. The Company obtained a security interest in the stock of the French manufacturer to secure its loan. During 1997 the Company advanced an additional $1 million to the French manufacturer bringing the total of the loan at December 31, 1997 to $3.8 million. As of March 31, 1998 the balance of the loan remained $3.8 million. As of the date of this report, the decision has not been made to exercise such option and the $3.8 million loan, less a $1.5 million valuation reserve, is carried on the books as a note receivable in other assets.

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

   During 1995, the Company executed a stock option agreement to acquire eighty percent (80%) of the stock of a specialty sales organization ("Optioned Company"), which owns the remaining fifty percent (50%) equity interest in the Project discussed above, to enhance the marketing of the Company's air conditioning products. The stock option has a four (4) year term, and a total option granting price of $1.0 million and annual $100,000 payments for yearly extensions of the stock option thereafter for up to three
(3) years. Through the date of this report the Company has made option payments aggregating $1.2 million and has loaned the Optioned Company approximately $1.4 million. The Company has recorded reserves of $1.0 million against the loans and option payments. Upon exercise of the stock option by the Company, or upon the occurrence of certain performance criteria which would give the grantors of the stock option the right to accelerate the date on which the Company must elect whether to exercise, the Company shall pay certain cash and issue promissory notes for the balance of the exercise price of the subject shares. The total exercise price of the subject shares is $4.0 million, less the amounts paid for the granting and any extensions of the stock option. As of the date of this report, no decision to exercise this option has been reached by the Company

Debt Guarantee
--------------

   The Company and one of its subsidiaries have guaranteed approximately $2.6 million of indebtedness of a startup aviation company in exchange for an ownership interest. The debt guarantee relates to two note instruments. One note for which the subsidiary had guaranteed up to $600,000 had a balance of approximately $2.0 million as of March 31, 1998. The other note in the amount of $2.0 million requires monthly principal payments of $11,111 plus interest beginning in October 1998 through August 8, 1999, at which time all outstanding principal and accrued interest are due. In the event of default of the $2.0 million note, the Company is required to assume payments on the note with the term extended until August 2004. Both notes are current as to principal and interest as of March 31, 1998.

   During 1996 and 1997, the aviation company received cash infusions of $5.0 million from an unrelated third party investor for a 41.6% ownership interest in the aviation company. During 1997, the investor exercised an option to purchase additional stock of the aviation company in exchange for $4.0 million in scheduled payments. At December 31, 1997, $2.5 million of payments under this option had been received. Accordingly, additional shares of stock were issued pursuant to the option exercise increasing the investor's ownership interest to 46.3%. In February 1998, the aviation company made a capital call on its shareholders. In contemplation of a sale of the aviation company to an additional investor and pursuant to such capital call, the Company invested an additional $241,545 which increased the


Company's ownership interest to 35.9%. The unrelated third party investor did not participate in such capital call and their investment was diluted to 23.1%. On March 20, 1998 the Company loaned an additional net amount of $32,000 to the aviation company in exchange for additional stock. This transaction increased the Company's ownership interest to approximately 37.2%

Availability of Company's Loss Carry-overs
------------------------------------------

   The Company anticipates that its cash flow in future years will benefit from its ability to use net operating loss ("NOL") carry-overs from prior periods to reduce the federal income tax payments which it would otherwise be required to make with respect to income generated in such future years. Such benefit, if any is dependent on the Company's ability to generate taxable income in future periods, for which there is no assurance. Such benefit if any, will be limited by the Company's reduced NOL for alternative minimum tax purposes which is approximately $18 million at March 31, 1998. As of December 31, 1997, the Company had available NOL carry-overs of approximately $65 million. These NOL carry-overs will expire beginning in the year 1999. Due to its recent history of reporting net losses, the Company has established a valuation allowance on a portion of its NOLs and thus has not recognized the full benefit of its NOLs in the accompanying Condensed Consolidated Financial Statements.

   The amount of these carry-overs has not been audited or approved by the Internal Revenue Service ("IRS")and, accordingly, no assurance can be given that such carry-overs will not be reduced as a result of audits in the future. In addition, the ability of the Company to utilize these carry-overs in the future will be subject to a variety of limitations applicable to corporate taxpayers generally under both the Internal Revenue Code of 1986, as amended, and the Treasury Regulations. These include, in particular, limitations imposed by Code Section 382 and the consolidated return regulations.

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


                     SPECIAL NOTE REGARDING
                   FORWARD-LOOKING STATEMENTS

   Certain statements contained within this report may be deemed "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements in this report other than statements of historical fact are Forward-Looking Statements that are subject to known and unknown risks, uncertainties and other factors which could cause actual results and performance of the Company to differ materially from such statements. The words "believe", "expect", "anticipate", "intend", "will", and similar expressions identify Forward-Looking Statements. Forward-Looking Statements contained herein relate to, among other things, (i) ability to improve operations and become profitable on an annualized basis (ii) establish a plan to dispose of non-core assets, including the possible spin-off of such non-core assets (iii) the EDNC Baytown Plant will cost approximately $60 million, will be completed by late 1998 and, when the EDNC Baytown Plant is fully operational, the annual sales volume from such plant will be approximately $50.0 million,
(iv) ability to meet presently anticipated capital expenditures, working capital, debt service and dividend requirements,(v) amount to be spent in 1998 relating to compliance with federal, state and local Environmental laws at the El Dorado Facility,
(vi) improve liquidity and profits through liquidation of assets,
(vii) anticipated financial performance, (viii) ability to comply with the Company's general working capital requirements, (ix) ability to be able to continue to borrow under the Company's revolving line of credit, (x) ability to use NOL carry-overs from prior years, (xi) contingencies should not have a material adverse impact on the Company's liquidity, and (xii) ability to complete certain settlements. While the Company believes the expectations reflected in such Forward-Looking Statements are reasonable, it can give no assurance such expectations will prove to have been correct. There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to, (i) decline in general economic conditions, both domestic and foreign, (ii) material reduction in revenues, (iii) inability to collect in a timely manner a material amount of receivables, (iv) increased competitive pressures, (v) costs cannot be reduced or cost reduction projects are not completed on schedule, (vi) contracts are not obtained or projects are not finalized within a reasonable period of time or on schedule, (vii) inability to dispose of or spin-off non-core businesses or assets in a reasonable manner or on reasonable terms due to the inability to dispose of such on prices or terms satisfactory to the Company or inability to spin-off such businesses due to legal impediments,
(viii) changes in federal, state and local laws and regulations, especially environmental regulations, or in interpretation of such, (ix) additional releases (particularly air emissions into the environment), (x) potential increases in equipment, maintenance, operating or labor costs not presently anticipated by the Company, (xi) inability to retain management or to develop new management, (xii) the requirement to use internally generated funds for purposes not presently anticipated, (xiii) inability to become profitable, or if unable to become profitable, the inability to secure additional liquidity in the form of additional equity or debt, (xiv) the effect of additional production capacity of anhydrous ammonia in the western hemisphere, (xv) the cost for the purchase of anhydrous ammonia not reducing or continuing to increase or the cost for natural gas increases, (xvi) changes in operating strategy or development plans, (xvii) inability to fund the expansion of the Company's businesses, (xviii) adverse results in any of the Company's pending litigation,(xix) inability to finalize the settlements of the pending environmental litigation or the Company's insurance does not cover a substantial portion of such settlements, (xx) NOL carry-overs are limited or reduced as a result of future audits by the IRS or being limited or reduced by limitations applicable to corporate taxpayers, including, without limitation, limitations imposed by code Section 382 and the consolidated return limitations, and (xxi) other factors described in "Management's Discussion and Analysis of Financial Condition and Results of Operation" contained in this report. Given these uncertainties, all parties are cautioned not to place undue reliance on such Forward-Looking Statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the Forward-Looking Statements contained herein to reflect future events or developments.


           Independent Accountants' Review Report



Board of Directors
LSB Industries, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of LSB Industries, Inc. and subsidiaries as of March 31, 1998, and the related condensed consolidated statements of operations and cash flows for the three month periods ended March
31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of LSB Industries, Inc. as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated March 16, 1998, except for the fourth paragraph of Note 5(A), as to which the date is April 8, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1997, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                            ERNST & YOUNG LLP


Oklahoma City, Oklahoma
May 12, 1998


                             PART II
                        OTHER INFORMATION


Item 1.   Legal Proceedings
-------   -----------------

     There are no additional material legal proceedings pending against the Company and/or its subsidiaries not previously reported by the Company in Item 3 of its Form 10-K for the fiscal period ended December 31, 1997, which Item 3 is incorporated by reference herein. During the quarter ended March 31, 1998, the following settlements or material developments did occur regarding certain litigation reported in Item 3 of the Company's Form 10-K for the year ended December 31, 1997:

     Roy Carr, et. al v. El Dorado Chemical Company ("Carr Case"); Richard Detrez, et. al v. El Dorado Chemical Company ("Detrez Case"); Roy A. Carr, Sr., et. al v. El Dorado Chemical Company ("Citizen Suit"), which are or were pending against El Dorado Chemical Company ("EDC"), a subsidiary of the Company within the Company's Chemical Business, in the United States District Court, Western District of Arkansas. During the first quarter of 1998, EDC (i) settled the Carr Case, (ii) entered into a Consent
Decree, subject to court approval, in settlement of the Citizen Suit, and (iii) entered into an agreement to settle the Detrez Case. The settlement of the Detrez Case has been preliminarily approved by the court, but such settlement is subject to final approval by the court.

     Under the terms of the Consent Decree in settlement of the Citizen Suit, which is subject to court approval, EDC has agreed to, among other things, (i) the granting of injunctive relief requiring its El Dorado, Arkansas facility("El Dorado Facility") to (a) comply with certain discharge, monitoring and reporting requirements of its waste water discharge permit, the emission limitations of its air permit and the notification requirements under certain sections of certain environmental laws and the statutory penalties for failure to comply with such notification requirements, (b) perform air and water tests to determine if the El Dorado Facility is meeting certain compliance levels and, if the tests do not meet the required compliance levels, to make the necessary corrections so that such compliance levels can be met, and (c) limitations relating to the El Dorado Facility's use of its older concentrated nitric acid plant, (ii) provide the plaintiffs with copies of certain documents forwarded to, or received by, appropriate environmental regulatory agencies by the El Dorado Facility and summaries of certain test results at the El Dorado Facility, (iii) pay to the U.S. Treasury $50,000 as a penalty, and (iv) pay certain stipulated penalties under certain conditions in the event the El Dorado Facility fails to comply with the terms of the Consent Decree. All Actions to be performed by the Company's Chemical Business under the Consent Decree and payment of penalties required by the Consent Decree are to be paid by the Company's Chemical Business.


     Under the Carr Case settlement and the agreement to settle the Detrez Case, certain cash payments will be or are to be made to the plaintiffs as a result of such settlements. Substantially all such cash settlement payments made in the Carr Case and to be made in the Detrez Case, if the Detrez Case settlement is completed pursuant to the terms of the agreement are to be funded directly by the Company's EIL Insurance. See Note 5 to Notes to Condensed Consolidated Financial Statements and "Special Note Regarding Forward - Looking Statements."

Item 2.   Changes in Securities
-------   ---------------------

     Not applicable.

Item 3.   Defaults upon Senior Securities
-------   -------------------------------

     Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders
-------   ---------------------------------------------------

     Not applicable.

Item 5.   Other Information
-------   -----------------

     Not applicable.

Item 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------

     (A)  Exhibits.
          ---------

          The Company has included the following exhibits in this report:

          15.1 Letter Re: Unaudited Interim Financial
          Information.

          27.1 Financial Data Schedule

     (B)  Reports of Form 8-K.
          --------------------

          The Company did not file any reports on Form 8-K during the quarter ended March 31, 1998.


                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly-authorized, to sign this report on its behalf on this 19th day of May 1998.


                      LSB INDUSTRIES, INC.



                            By: /s/ Tony M. Shelby

                                Tony M. Shelby,
                                Senior Vice President of Finance
                                (Principal Financial Officer)


                            By: /s/ Jim D. Jones

                                Jim D. Jones
                                Vice President, Controller and
                                Treasurer(Principal Accounting
                                Officer)