Form 10-Q/A
period 1998-03-31
LSB INDUSTRIES INC
filed 1998-05-21
CIK 60714

FORM 10-Q/A

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
                                               ==========   ==========

                       (See accompanying notes)


                           LSB INDUSTRIES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)
              Three Months Ended March 31, 1998 and 1997
           (Dollars in thousands, except per share amounts)


                                                        1998         1997
                                                     -----------  ----------
Cash flows from operations:
  Net income (loss)                                  $    9,278  $   (5,438)
  Adjustments to reconcile net loss
    to cash flows used by operations:
      Depreciation, depletion and amortization:
       Property, plant and equipment                      3,119       2,439
       Other                                                262         283
     Provision for possible losses
       on receivables and other assets                      399         152
     Gain on sale of assets                             (12,993)        (65)
     Recapture of prior period provisions for
       loss on loans receivable secured by real estate      -        (1,383)
     Cash provided (used) by changes in assets
       and liabilities:
         Trade accounts receivable                      (5,968)      (4,841)
         Inventories                                     3,798          678
         Supplies and prepaid items                       (335)        (791)
         Accounts payable                                 (563)      (4,947)
         Accrued liabilities                             1,644          169
                                                   -----------   ----------
Net cash used by operations                             (1,359)     (13,744)

Cash flows from investing activities:
    Capital expenditures                                (2,290)      (2,819)
    Principal payments on notes receivable                  23          183
    Proceeds from sales of equipment and
     real estate properties                                 18          160
    Proceeds from sale of the Tower (Note 4)            29,266
    Increase in other assets                            (2,511)        (721)
                                                   -----------   ----------
Net cash provided (used) in investing activities        24,506       (3,197)

Cash flows from financing activities:
    Payments on long-term debt                         (14,649)     (21,172)
    Long-term and other borrowings                           -       54,451
    Net change in revolving debt                        (5,558)     (12,408)
    Net change in drafts payable                          (405)         (96)
    Dividends paid on preferred stocks (Note 3)           (816)        (803)
    Purchases of treasury stock (Note 3)                  (819)        (327)
    Net proceeds from issuance of common stock              71           81
                                                   -----------   ----------
Net cash provided (used) by financing activities       (22,176)      19,918
                                                   - ---------   ----------
Net increase in cash                                       971        2,977

Cash and cash equivalents at beginning of period         4,934        1,620
                                                   -----------   ----------

Cash and cash equivalents at end of period            $  5,905   $    4,597
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

   During the first quarter of 1998, the Company's Chemical Business entered into an agreement to settle the class action toxic tort lawsuit and completed a settlement of the other toxic tort lawsuit. Settlement of the class action toxic tort lawsuit has been preliminarily approved by the court, but such settlement is subject to final approval by the court. Settlement of the class action toxic tort lawsuit, if completed, will require, and settlement of the other toxic tort lawsuit did require, cash payments to the plaintiffs. Substantially all of such cash settlement payments are to be or were funded directly by the Company's EIL Insurance carrier.

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


                            LSB INDUSTRIES, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)
                  Three Months Ended March 31, 1998 and 1997


Note 6: (continued)
-------------------
                                                March 31,          December 31,
                                                  1998                1997
                                               ----------          -----------
                                                         (unaudited)

Balance sheet data:

Current assets                                  $   93,805          $   88,442

Property, plant and equipment                       83,964              84,329

Notes receivable from LSB and affiliates            12,432              13,443

Other assets                                        11,294              14,661
                                                ----------          ----------
Total assets                                    $  201,495          $  200,875
                                                ==========          ==========

Current liabilities                             $   39,449          $   38,004

Long-term debt                                     125,445             126,346

Other                                                9,347               9,236

Stockholder's equity                                27,254              27,289
                                                ----------          ----------

Total liabilities and stockholder's equity      $  201,495          $  200,875
                                                ==========          ==========


                                                      Three Months Ended
                                                          March 31,

                                                   1998                1997
                                                ----------          -----------
                                                          (unaudited)

Operations data:

Total revenues                                  $   63,428          $   62,295

Costs and expenses:

     Costs of sales                                 50,411              52,852

     Selling, general and administrative             9,780               9,050

   Interest                                          3,313               2,036
                                                ----------          ----------

                                                    63,504              63,938

Loss before benefit for income taxes                   (76)             (1,643)

Income tax (benefit)                                   (30)               (710)
                                                ----------          ----------

Net loss                                        $      (46)         $     (933)
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

   In addition, in May 1998, the Company entered into a letter of intent with Bayer to purchase Bayer's concentrated nitric acid production unit (the "Unit") located at Bayer's plant in West Virginia. Under the terms of the letter of intent, the Company would, if the purchase is completed, pay to Bayer $2.0 million at closing and the balance payable over six years. If the purchase is completed, the Company would grant to Bayer a purchase money mortgage on the Unit and would lease from Bayer the land on which the Unit is located for a nominal amount. The purchase is subject to, among other things; completion by the Company of its due diligence, completion of a final purchase agreement and approval by the Board of Directors of both parties. Completion of this transaction, if completed, is to occur on or before December 31, 1999.

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

     (A)  Exhibits.
          ---------

          The Company has included the following exhibits in this report:

          15.1 Letter Re: Unaudited Interim Financial
          Information.*

          27.1 Financial Data Schedule.*

     (B)  Reports of Form 8-K.
          --------------------

          The Company did not file any reports on Form 8-K during the quarter ended March 31, 1998.

---------------------

*     Filed with original Form 10-Q


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



                            By: /s/ Tony M. Shelby

                                Tony M. Shelby,
                                Senior Vice President of Finance
                                (Principal Financial Officer)


                            By: /s/ Jim D. Jones

                                Jim D. Jones
                                Vice President, Controller and
                                Treasurer(Principal Accounting
                                Officer)


                                                          Exhibit 15.1




   Letter of Acknowledgment Re: Unaudited Financial Information



The Board of Directors
LSB Industries, Inc.

We are aware of the incorporation by reference in the Registration Statement (Form S-8 No. 33-8302) and the Registration Statement (Form S-3 No. 33-69800) of LSB Industries, Inc. and in the related Prospectus of our report dated May 12, 1998 relating to the unaudited condensed consolidated interim financial statements of LSB Industries, Inc. which are included in its Form 10-Q for the quarter ended March 31, 1998.

Pursuant to Rule 436(c) of the Securities Act of 1933 our report is not a part of the registration statement prepared or certified by accountants within the meaning of Section 7 or 11 of the Securities Act of 1933.


                                        Ernst & Young LLP


Oklahoma City, Oklahoma
May 12, 1998

[S]                      [C]
[PERIOD-TYPE]            3-MOS
[FISCAL-YEAR-END]                 DEC-31-1998
[PERIOD-END]                      MAR-31-1998
[CASH]                                  5,905
[SECURITIES]                                0
[RECEIVABLES]                          61,324
[ALLOWANCES]                            3,160
[INVENTORY]                            64,542
[CURRENT-ASSETS]                      136,157
[PP&E]                                190,615
[DEPRECIATION]                         89,063
[TOTAL-ASSETS]                        258,985
[CURRENT-LIABILITIES]                  61,172
[BONDS]                               145,446
[PREFERRED-MANDATORY]                     146
[PREFERRED]                            48,000
[COMMON]                                1,511
[OTHER-SE]                              2,710
[TOTAL-LIABILITY-AND-EQUITY]          258,985
[SALES]                                78,035
[TOTAL-REVENUES]                       92,139
[CGS]                                  62,119
[TOTAL-COSTS]                          77,724
[OTHER-EXPENSES]                            0
[LOSS-PROVISION]                            0
[INTEREST-EXPENSE]                      4,858
[INCOME-PRETAX]                         9,558
[INCOME-TAX]                              280
[INCOME-CONTINUING]                     9,278
[DISCONTINUED]                              0
[EXTRAORDINARY]                             0
[CHANGES]                                   0
[NET-INCOME]                            9,278
[EPS-PRIMARY]                             .66
[EPS-DILUTED]                             .53