Form 10-Q
period 1998-06-30
LSB INDUSTRIES INC
filed 1998-08-18
CIK 60714

FORM 10-Q

                          UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly period ended    June 30, 1998
                          ____________________________

                                OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   THE SECURITIES EXCHANGE ACT OF 1934

For The transition period from              to
                               _____________   _____________

Commission file number     1-7677
                     ______________________

                        LSB INDUSTRIES, INC.
       ____________________________________________________
      Exact name of Registrant as specified in its charter


         DELAWARE                           73-1015226
______________________________           ___________________
State or other jurisdiction of            I.R.S. Employer
incorporation or organization             Identification No.

     16 South Pennsylvania,   Oklahoma City, Oklahoma  73107
     _______________________________________________________
       Address of principal executive offices    (Zip Code)

                          (405) 235-4546
        __________________________________________________
       Registrant's telephone number, including area code

                               None
        __________________________________________________
       Former name, former address and former fiscal year, if
                      changed since last report.

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               YES X     NO
                                  _____    _____

The number of shares outstanding of the Registrant's voting Common Stock, as of July 31, 1998 was 12,191,786 shares excluding
2,914,190 shares held as treasury stock.

                              PART I

                       FINANCIAL INFORMATION


Company or group of companies for which report is filed: LSB
Industries, Inc. and all of its wholly-owned subsidiaries.

The accompanying condensed consolidated balance sheet of LSB Industries, Inc. at June 30, 1998, the condensed consolidated statements of operations for the six month and three month periods ended June 30, 1998 and 1997 and the consolidated statements of cash flows for the six month periods ended June 30, 1998 and 1997 have been subjected to a review, in accordance with standards established by the American Institute of Certified Public Accountants, by Ernst & Young LLP, independent auditors, whose report with respect thereto appears elsewhere in this Form 10-Q. The financial statements mentioned above are unaudited and reflect all adjustments, consisting only of adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation of the interim periods. The results of operations for the six months and three months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet at December 31, 1997, was derived from audited financial statements as of that date.

                       LSB INDUSTRIES, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS
           (Information at June 30, 1998 is unaudited)
                      (Dollars in thousands)


                                                  June 30,   December 31,
ASSETS                                              1998         1997
__________________________________               ___________  __________
Current assets:

  Cash and cash equivalents                      $   5,502    $    4,934

  Trade accounts receivable, net of allowance        56,154       52,191

  Inventories:
    Finished goods                                   31,784       36,429
    Work in process                                   8,311        8,582
    Raw materials                                    23,767       23,189
                                                 ___________  __________
      Total inventory                                63,862       68,200

  Supplies and prepaid items                          8,775        7,595
                                                 ___________  __________
    Total current assets                            134,293      132,920

Property, plant and equipment, net (Note 4)          99,866      118,331

Investments and other assets, net of allowance       18,930       19,402

                                                 ___________  __________
                                                 $  253,089   $  270,653
                                                 ===========  ==========


                  (Continued on following page)




                                2
<PAGE

                       LSB INDUSTRIES, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS
           (Information at June 30, 1998 is unaudited)
                      (Dollars in thousands)


                                                  June 30,   December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY               1998         1997
____________________________________            ___________  __________
Current liabilities:
  Drafts payable                                 $      963   $      737
  Accounts payable                                   25,451       28,137
  Accrued liabilities                                16,445       16,196
  Current portion of long-term debt                  12,609       15,874
                                                ___________   __________
     Total current liabilities                       55,468       60,944

Long-term debt (Notes 4 and 6)                      146,204      165,067

Contingencies (Note 5)

Redeemable, noncumulative convertible
  preferred stock, $100 par value; 1,539 shares
  issued and outstanding (1,539 in 1997)                146         146

Stockholders' equity (Note 3):
  Series B 12% cumulative, convertible
    preferred stock, $100 par value;
    20,000 shares issued and outstanding              2,000       2,000
  Series 2 $3.25 convertible, exchangeable
    Class C preferred stock, $50 stated
    value; 920,000 shares issued                     46,000      46,000
  Common stock, $.10 par value; 75,000,000
    shares authorized, 15,105,616 shares
    issued (15,042,356 in 1997)                       1,511       1,504
  Capital in excess of par value                     38,321      38,257
  Accumulated other comprehensive loss               (1,609)     (1,003)
  Accumulated deficit                               (20,821)    (29,773)
                                                 ___________  __________
                                                     65,402      56,985
Less treasury stock, at cost:
  Series 2 Preferred, 5,000 shares                      200         200
  Common stock, 2,679,590 shares
  (2,293,390 in 1997)                                13,931      12,289
                                                ___________   __________
    Total stockholders' equity                       51,271      44,496
                                                ___________   __________
                                                 $  253,089  $  270,653
                                                ===========  ===========



                     (See accompanying notes)


                         LSB INDUSTRIES, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)
              Six Months Ended June 30, 1998 and 1997
          (Dollars in thousands, except per share amounts)

                                                   1998             1997
                                                __________       __________
Revenues:
  Net sales                                     $ 165,469        $  162,502
  Other income                                      1,325             3,801
  Gain on sale of the Tower (Note 4)               12,993                 -
                                               __________        __________
                                                  179,787           166,303
Costs and expenses:
  Cost of sales                                   129,173           132,199
  Selling, general and administrative              30,816            31,554
  Interest                                          8,839             6,396
                                               __________        __________
                                                  168,828           170,149
                                               __________        __________
Income (loss) before provision for
  income taxes                                     10,959            (3,846)
Provision for income taxes                            260               125
                                               __________        __________
Net income (loss)                              $   10,699        $   (3,971)
                                               ==========        ==========
Net income (loss) applicable to
  common stock (Note 2)                        $    9,077        $   (5,593)
                                               ==========        ==========
Weighted average common shares
  outstanding (Note 2):
  Basic                                        12,661,182        12,940,755

  Diluted                                      15,125,465        12,940,755


Income (loss) per common share (Note 2):
  Basic                                        $      .72       $     (.43)
                                               ==========       ===========
  Diluted                                      $      .65       $     (.43)
                                               ==========       ===========

                     (See accompanying notes)

                       LSB INDUSTRIES, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)
            Three Months Ended June 30, 1998 and 1997
         (dollars in thousands, except per share amounts)


                                                   1998             1997
                                               ___________    ___________
Revenues:
  Net sales                                    $   87,433     $    89,268
  Other income                                        213           2,171
                                              ___________      ___________
                                                   87,646          91,439
Costs and expenses:
  Cost of sales                                    67,054          69,887
  Selling, general and administrative              15,210          16,682
  Interest                                          3,981           3,340
                                              ___________     ___________
                                                   86,245          89,909
                                              ___________     ___________
Income before provision (credit) for
  income taxes                                      1,401          1,530
Provision (credit) for income taxes                   (20)            63
                                              ___________    ___________
Net income                                    $     1,421    $     1,467
                                              ===========    ===========
Net income applicable to
  common stock (Note 2)                       $       618    $       648
                                              ===========    ===========
Weighted average common shares
  outstanding (Note 2):
  Basic                                        12,576,185     12,906,687

  Diluted                                      12,711,735     13,161,676

Income per common share (Note 2):
  Basic                                       $       .05    $      .05
                                              ===========    ==========
  Diluted                                     $       .05    $      .05
                                              ===========    ==========

                     (See accompanying notes)

                          LSB INDUSTRIES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)
                Six Months Ended June 30, 1998 and 1997
           (Dollars in thousands, except per share amounts)

                                                       1998          1997
                                                    ___________   __________
Cash flows from operations:
  Net income (loss)                                 $   10,699    $   (3,971)
  Adjustments to reconcile net income (loss)
    to cash flows provided (used) by operations:
      Depreciation, depletion and amortization:
       Property, plant and equipment                      6,021        5,141
       Other                                                677          567
     Provision for possible losses
       on receivables and other assets                     1,071       1,066
     Loss (gain) on sale of assets                       (12,993)          9
     Recapture of prior period provisions for
       loss on loans receivable secured by real estate         -      (1,383)
     Cash provided (used) by changes in assets
       and liabilities:
         Trade accounts receivable                        (4,359)      (5,834)
         Inventories                                       3,786        4,540
         Supplies and prepaid items                       (1,580)        (716)
         Accounts payable                                 (2,598)      (6,081)
         Accrued liabilities                                 544         853
                                                      ___________    _________
Net cash provided (used) by operations                     1,268       (7,515)

Cash flows from investing activities:
    Capital expenditures                                  (3,837)      (5,701)
    Principal payments on notes receivable                    40          203
    Proceeds from sales of equipment and
     real estate properties                                   63          360
    Proceeds from sale of the Tower (Note 4)              29,266            -
    Increase in other assets                              (1,269)      (2,994)
                                                     ___________   __________
Net cash provided (used) in investing activities          24,263       (8,132)

Cash flows from financing activities:
    Payments on long-term debt                           (18,581)     (23,042)
    Long-term and other borrowings                             -       53,864
    Net change in revolving debt                          (3,290)     (13,655)
    Net change in drafts payable                             226          (17)
    Dividends paid (Note 3):
       Preferred Stocks                                   (1,622)      (1,622)
       Common Stock                                         (125)        (389)
    Purchases of treasury stock (Note 3)                  (1,642)        (535)
    Net proceeds from issuance of common stock                71          190
                                                      ___________   __________
Net cash provided (used) by financing activities         (24,963)      14,796
                                                      ___________   __________
Net increase (decrease) in cash                              568         (851)

Cash and cash equivalents at beginning of period           4,934        1,620
                                                       _________   __________
Cash and cash equivalents at end of period             $   5,502   $      769
                                                       =========   ==========


                     (See accompanying notes)

                       LSB INDUSTRIES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)
               Six Months Ended June 30, 1998 and 1997

Note 1:  Income Taxes    At December 31, 1997, the Company had
regular-tax net operating loss ("NOL") carryforwards for tax purposes of approximately $65 million (approximately $18 million alternative minimum tax NOLs). Certain amounts of regular-tax NOL expire beginning in 1999.

The Company's provision for income taxes for the six months ended
June 30, 1998 of $260,000 is for current state income taxes and federal alternative minimum tax.

Note 2:  Earnings Per Share   In 1997, the Financial Accounting
Standards Board issued Statement No. 128, Earnings Per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share exclude any dilutive effect of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements.

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

                         LSB INDUSTRIES, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)
                Six Months Ended June 30, 1998 and 1997

Note 2: Earnings Per Share (continued) The following table sets forth the computation of basic and diluted earnings per share: (dollars in thousands, except per share amounts)

                                                     Six Months
                                                   ended June 30,
                                                1998            1997
                                             __________      __________
Numerator:
  Net income (loss)                         $    10,699    $     (3,971)
  Preferred stock dividends                      (1,622)         (1,622)
                                             __________      __________
  Numerator for 1998 and 1997 basic
    and 1997 diluted earnings per
    share - income (loss) available
    to common stockholders                   $    9,077     $    (5,593)
  Preferred stock dividends on preferred
    stock assumed to be converted in
    the first quarter of 1998                       818                -
                                             __________     ____________
  Numerator for 1998 diluted earnings
    per share                                $    9,895     $     (5,593)
                                             ==========     ============
Denominator:
  Denominator for basic earnings per
    share - weighted-average shares          12,661,182       12,940,755

  Effect of dilutive securities:
    Employee stock options                     128,920                -
    Convertible preferred stock              2,331,363                -
    Convertible note payable                     4,000                -
                                           ___________     ____________
Dilutive potential common shares             2,464,283                -
                                           ___________     ____________
  Denominator for diluted earnings
    per share - adjusted weighted-
    average shares and assumed
    conversions                            15,125,465       12,940,755
                                          ===========      ===========
Basic earnings per share                  $       .72      $      (.43)
                                          ===========      ============
Diluted earnings per share                $       .65      $      (.43)
                                          ===========      ============





                                                  Three Months
                                                 ended June 30,
                                               1998            1997
                                           ___________     ____________
                                           $   1,421        $    1,467
                                                (803)             (819)
                                           _________        __________



                                           $    618         $      648


                                                  -                  -
                                           _________        ___________

                                           $    618         $      648
                                           =========        ===========


                                          12,576,185        12,906,687


                                             131,550           250,989
                                                   -                 -
                                               4,000             4,000
                                          __________        __________

                                             135,550           254,989
                                          ----------        ----------



                                          12,711,735        13,161,676
                                          ==========        ==========
                                          $      .05        $      .05
                                          ==========        ==========
                                          $      .05        $      .05
                                          ==========        ==========

                           LSB INDUSTRIES, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)
                    Six Months Ended June 30, 1998 and 1997

Note 3: Stockholders' Equity The table below provides detail of activity in the stockholders' equity accounts for the six months ended June 30, 1998:

                                     Common Stock       Non-        Capital
                                   __________________   redeemable  in excess
                                              Par       Preferred   of par
                                   Shares     Value     Stock       Value
                                   _______   ________   _________   ________
                                            (In thousands)
Balance at December 31, 1997       15,042    $  1,504   $ 48,000   $ 38,257
Net income
Foreign currency
  translation adjustment
Comprehensive income (Note 8)
Exercise of stock options             64            7                   64
Dividends declared:
  Common Stock ($.01 per share)
  Series B 12% preferred
    stock ($6.00 per share)
  Series 2 preferred
    stock ($1.62 per share)
  Redeemable preferred
    stock ($10.00 per share)
Purchase of treasury stock
                                 ________   _________   ________    ________
Balance at June 30, 1998          15,106(1) $   1,511   $ 48,000    $ 38,321
                                 =======    =========    =======     =======

(1) Includes 2,680 shares of the Company's Common Stock held in treasury. Excluding the 2,680 shares held in treasury, the outstanding shares of the Company's Common Stock at June 30, 1998 were 12,426.

                   Accumulated    Retained
                   Other Com-     Earnings                Treasury
                   prehensive     (Accumu-    Treasury    Stock
                   Income         lated       Stock-      Prefer-
                   (Loss)         deficit)    Common      red         Total
                   __________    _________   _________   _________   ________
                   $ (1,003)     $(29,773)   $(12,289)    $   (200)   $44,496
                                   10,699                              10,699

                       (606)                                             (606)
                                                                      -------
                                                                       10,093
                                                                           71

                                     (125)                               (125)

                                     (120)                               (120)

                                   (1,487)                             (1,487)

                                      (15)                                (15)
                                               (1,642)
(1,642)
                    ________     _________    ________    ________
________
                    $(1,609)     $(20,821)   $(13,931)    $   (200)    $51,271
                    ========     =========   =========    =========    =======

                            LSB INDUSTRIES, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)
                   Six Months Ended June 30, 1998 and 1997


Note 4: Sale of the Tower In March 1998, a subsidiary of the Company closed the sale of the Tower office building. The Company realized net proceeds of approximately $29.3 million from the sale ($1.0 million of which is held in escrow until September 1998, pending expiration of representations and warranties associated with the sale). Proceeds from the sale were used to retire the outstanding indebtedness of approximately $12.6 million in March 1998, for which this property served as collateral. Approximately $15.5 million of the remaining proceeds were used to reduce indebtedness outstanding under the Company's Revolving Credit Facility. The Company recognized a gain on the sale of the property of approximately $13 million in the first quarter of 1998.

Note 5: Commitments and Contingencies
        _____________________________
Nitric Acid Project
___________________
In June 1997, two wholly owned subsidiaries of the Company, El Dorado Chemical Company ("EDC"), and El Dorado Nitrogen Company ("EDNC"), entered into a series of agreements with Bayer Corporation ("Bayer") (collectively, the "Bayer Agreement"). Under the Bayer Agreement, EDNC will act as an agent to construct, and upon completion of construction, will operate a nitric acid plant (the "EDNC Baytown Plant") at Bayer's Baytown, Texas chemical facility. EDC has guaranteed the performance of EDNC's obligations under the Bayer Agreement. Under the terms of the Bayer Agreement, EDNC is to lease the EDNC Baytown Plant pursuant to a leveraged lease from an unrelated third party with an initial lease term of ten years from the date on which the EDNC Baytown Plant becomes fully operational. Upon expiration of the initial ten-year term from the date the EDNC Baytown Plant becomes operational, the Bayer Agreement may be renewed for up to six renewal terms of five years each; however, prior to each renewal period, either party to the Bayer Agreement may opt against renewal. It is anticipated that construction of the EDNC Baytown Plant will cost approximately $65 million and will be completed in the first quarter of 1999. Construction financing of the EDNC Baytown Plant is being provided by an unaffiliated lender. Neither the Company nor EDC has guaranteed any of the lending obligations for the EDNC Baytown Plant. In connection with the leveraged lease, the Company entered into an interest rate forward agreement to fix the effective rate of interest implicit in such lease. As of June 30, 1998, the fair value of such agreement represented a liability of $5.0 million for which the Company has posted margin and letters of credit totaling $5.0 million. Bayer has agreed to reimburse the Company for 50% of the ultimate cost of the hedging contract associated with the interest rate forward agreement.

                          LSB INDUSTRIES, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)
                 Six Months Ended June 30, 1998 and 1997

Debt Guarantee
______________
The Company has guaranteed approximately $2.6 million of indebtedness of a start-up aviation company, Kestrel Aircraft Company, in exchange for an ownership interest, to which no value has been assigned as of June 30, 1998. The Company has made investments in and advances to the aviation company totaling $999,000 as of June 30, 1998 and is accruing losses of the aviation company based on its ownership percentage (40.7% as of June 30, 1998). The Company has recorded losses of $3,078,000 ($769,000 during the first six months of 1998) related to the debt guarantee and advances. The debt guarantee relates to a $2 million term note and up to $600,000 of a $2 million revolving credit facility. The $2 million term note requires interest only payments through September 1998; thereafter, it requires monthly principal payments of $11,111 plus interest beginning in October 1998 until it matures on August 8, 1999, at which time all outstanding principal and unpaid interest are due. In the event of default of this note, the Company is required to assume payments on the note with the term extended until August 2004. The $2 million revolving credit facility, on which a subsidiary of the Company has guaranteed up to $600,000 of indebtedness, has an outstanding balance of $2.0 million at June 30, 1998. At June 30, 1998 principal and interest payments on such notes were current.

Legal Matters
_____________

Following is a summary of certain legal actions involving the
Company:

A. In 1987, the U.S. Environmental Protection Agency ("EPA") notified one of the Company's subsidiaries, along with numerous other companies, of potential responsibility for clean-up of a waste disposal site in Oklahoma. In 1990, the EPA added the site to the National Priorities List. Following the remedial investigation and feasibility study, in 1992 the Regional Administrator of the EPA signed the Record of Decision ("ROD") for the site. The ROD detailed EPA's selected remedial action for the site and estimated the cost of the remedy at $3.6 million. In 1992, the Company made settlement proposals which would have entailed a collective payment by such subsidiaries of the Company of $47,000. The site owner rejected this offer and proposed a counteroffer of $245,000 plus a reopener for costs over $12.5 million. The EPA rejected the Company's offer, allocating 60% of the cleanup costs to the potentially responsible parties and 40% to the site operator. The EPA estimated the total cleanup costs at $10.1 million as of February 1993. The site owner

                        LSB INDUSTRIES, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)
               Six Months Ended June 30, 1998 and 1997


   rejected all settlements with the EPA, after which the EPA issued an order to the site owner to conduct the remedial design/remedial action approved for the site. In August 1997, the site owner issued an "invitation to settle" to various parties, alleging the total cleanup costs at the site may exceed $22 million.

   No legal action has yet been filed. The amount of the Company's cost associated with the clean-up of the site is unknown due to continuing changes in the estimated total cost of clean-up of the site and the percentage of the total waste which was alleged to have been contributed to the site by the Company. As of June 30, 1998, the Company has accrued an amount based on a preliminary settlement proposal by the alleged potential responsible parties; however, there is no assurance such proposal will be accepted. The amount accrued is not material to the Company's financial position or results of operations. This estimate is subject to material change in the near term as additional information is obtained.

B. A subsidiary of the Company submitted to the State of Arkansas a "Groundwater Monitoring Work Plan" which was approved by the State of Arkansas. Pursuant to the Groundwater Monitoring Work Plan, the subsidiary has performed phase I and II groundwater investigations, and submitted a risk assessment report to the State of Arkansas. The risk assessment report is currently being reviewed by the State of Arkansas. The State of Arkansas has indicated that additional groundwater monitoring may be required to better define the extent of groundwater contamination before a decision is made on a risk based remedy.

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

                        LSB INDUSTRIES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
               Six Months Ended June 30, 1998 and 1997


   in controlling certain off-site emissions; however, such off-site emissions have occurred and continue to occur from time to time, which could result in the assessment of additional penalties against the Chemical Business by the ADPC&E for violation of the 1997 Amendment.

   During May 1997, approximately 2,300 gallons of caustic material spilled when a valve in a storage vessel failed, which was released to a storm water drain, and according to ADPC&E records, resulted in a minor fish kill in a drainage ditch near EDC's El Dorado, Arkansas, facility ("El Dorado Facility"). ADPC&E has proposed a Consent Administrative Agreement ("CAA") to resolve the event. The proposed CAA is currently being drafted by ADPC&E, and EDC has been advised that it will include a civil penalty in the amount of $183,700 which includes $42,000 that has already been paid by funding an environmental project in the community, and $125,000 which will be paid in the form of environmental improvements at the El Dorado Plant. EDC has also been advised that the draft of the proposed CAA will, in addition, require the Chemical Business to undertake certain additional compliance measures and equipment improvements related to the El Dorado Plant's wastewater treatment system.

C. In 1996, a lawsuit was filed against the Company's Chemical Business by a group of residents of El Dorado, Arkansas, asserting a citizens' suit against the Chemical Business as a result of certain alleged violations of the Clean Air Act, the Clean Water Act, the Chemical Business' air and water permits and certain other environmental laws, rules and regulations. The citizens' suit requested the court to order the Chemical Business to cure such alleged violations, if any, plus penalties as provided under the applicable statutes. During the first quarter of 1998 the Company's Chemical Business entered into a Consent Decree in settlement of the citizen suit. The Consent Decree was approved by the court during the second quarter of 1998. Under the terms of the Consent Decree, the Company's Chemical Business has agreed to, among other things, (i) the granting of an injunctive relief requiring its El Dorado Facility to (a) comply with certain discharge, monitoring and reporting requirements of its waste water discharge permit, the emission limitations of its air permit and the notification requirements under certain sections of certain environmental laws and the statutory penalties for failure to comply with such notification requirements, and (b) perform air and water tests to determine if the El Dorado Facility is meeting certain compliance levels and, if the tests do not meet the required compliance levels, to make the necessary corrections thereto so that such

                        LSB INDUSTRIES, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)
                Six Months Ended June 30, 1998 and 1997


   compliance levels are met, (ii) limitations relating to the El Dorado Facility's use of its older concentrated nitric acid plant, (iii) to provide the plaintiffs with copies of certain documents forwarded to, or received by, appropriate environmental regulatory agencies by the El Dorado Facility and summaries of certain test results at the El Dorado Facility, (iv) pay to the U.S. Treasury $50,000 as a penalty, and (v) pay certain stipulated penalties under certain conditions in the event the El Dorado Facility fails to comply with the terms of the Consent Decree. The $50,000 penalty has been paid by the Company's Chemical Business to the U.S. Treasury.

   In July 1996, several of the same individuals who are plaintiffs in the citizens' suit referenced above filed a toxic tort lawsuit against the Company's Chemical Business alleging that they suffered certain injuries and damages as a result of alleged releases of toxic substances from the Chemical Business' El Dorado, Arkansas manufacturing facility. In October 1996, another toxic tort lawsuit was filed against the Company's Chemical Business. This subsequent action asserted similar damage theories as the previously discussed toxic tort lawsuit, except this action attempted to have a class certified to represent substantially all allegedly affected persons. The plaintiffs sued for an unspecified amount of actual and punitive damages.

   The Company and the Chemical Business maintain an Environmental Impairment Insurance Policy ("EIL Insurance") that provides coverage to the Company and the Chemical Business for certain discharges, dispersals, releases, or escapes of certain contaminants and pollutants into or upon land, the atmosphere or any water course or body of water from the Site, which has caused bodily injury, property damage or contamination to others or to other property not on the Site. The EIL Insurance provides limits of liability for each loss up to $10.0 million and a similar $10.0 million limit for all losses due to bodily injury or property damage, except $5.0 million for all remediaton expenses, with the maximum limit of liability for all claims under the EIL Insurance not to exceed $10.0 million for each loss or remediaton expense and $10.0 million for all losses and remediaton expenses. The EIL Insurance also provides a retention of the first $500,000 per loss or remediaton expense that is to be paid by the Company. The Company's Chemical Business has spent approximately $1.2 million in legal, expert and other costs in connection with the toxic tort and citizen lawsuits described above. The Company has been reimbursed under its EIL Insurance approximately $405,000 of the $1.2 million. The EIL Insurance

                       LSB INDUSTRIES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
               Six Months Ended June 30, 1998 and 1997

   carrier has assumed responsibility for all subsequent legal, expert and other costs of defense and is paying such legal, expert and other costs on an on-going basis.

   During the second quarter of 1998, the Company's Chemical Business settled the property damage claims, and proceeded with an agreement to settle the personal injury claims, asserted in the class action toxic tort lawsuit. The Company also completed a settlement of the other toxic tort lawsuit. The court approved the settlement of the class action claims relating to alleged property damage. Settlement of the personal injury claims by the individual claimants that were asserted in the class action lawsuit does not require court approval and is in the process of being completed. Settlement of the class action toxic tort lawsuit and settlement of the other toxic tort lawsuit require cash payments to the plaintiffs. Substantially all of such cash settlement payments are to be or were funded directly by the Company's EIL Insurance carrier.

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

                        LSB INDUSTRIES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)
             Six Months Ended June 30, 1998 and 1997

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

The Company, including its subsidiaries, is a party to various other claims, legal actions, and complaints arising in the ordinary course of business. In the opinion of management after consultation with counsel, all claims, legal actions (including those described above) and complaints are adequately covered by insurance, or if not so covered, are without merit or are of such kind, or involve such amounts that unfavorable disposition is not presently expected

                        LSB INDUSTRIES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
              Six Months Ended June 30, 1998 and 1997


to have a material effect on the financial position of the Company, but could have a material impact on the results of operations for a particular quarter or year, if resolved unfavorably.

Note 6: Long-Term Debt In November 1997, the Company's wholly owned subsidiary, ClimaChem, Inc. ("CCI") completed the sale of $105 million principal amount of 10 3/4% Senior Notes due 2007 (the "Old Notes"). In April 1998, CCI exchanged all of the outstanding
Old Notes for registered 10 3/4% Series B Senior Notes due 2007
("New Notes"). The form and terms of the New Notes are the same as the Old Notes (which they replaced), except for certain limited exceptions. The New Notes evidence the same debt as the Old Notes (which they replaced). Interest on the Old Notes until replaced by the New Notes and interest on the New Notes are payable semiannually in arrears on June 1 and December 1 of each year, and the principal is payable in the year 2007. The New Notes are senior unsecured obligations of CCI and rank pari passu in right of payment to all existing senior unsecured indebtedness of CCI and its subsidiaries.
The New Notes are effectively subordinated to all existing and future senior secured indebtedness of CCI.

Except as described below, the New Notes are not redeemable at CCI's option prior to December 1, 2002. After December 1, 2002, the New Notes will be subject to redemption at the option of CCI, in whole or in part, at the redemption prices set forth in the Indenture, plus accrued and unpaid interest thereon, plus liquidated damages, if any, to the applicable redemption date. In addition, until December 1, 2000, up to $35 million in aggregate principal amount of the New Notes is redeemable, at the option of CCI, at a price of 110.75% of the principal amount of the New Notes, together with accrued and unpaid interest, if any, thereon, plus liquidated damages; provided, however, that at least $65 million in aggregate principal amount of the New Notes remain outstanding following such redemption.

In the event of a change of control of the Company or CCI, holders of the New Notes will have the right to require CCI to repurchase the New Notes, in whole or in part, at a redemption price of 101% of the principal amount thereof, plus accrued and unpaid interest, if any, thereon, plus liquidated damages, if any, to the date of repurchase.

CCI owns substantially all of the companies comprising the Company's Chemical and Climate Control Businesses. CCI is a holding company with no assets or operations other than its investments in its subsidiaries, and each of its subsidiaries is wholly owned, directly or indirectly, by CCI. CCI's payment obligations under the New Notes are fully, unconditionally and joint and severally

                     LSB INDUSTRIES, INC.
        NOTES CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)
             Six Months Ended June 30, 1998 and 1997


guaranteed by all of the existing subsidiaries of CCI, except for El Dorado Nitrogen Company ("EDNC"). The assets, equity, and earnings of EDNC are currently inconsequential to CCI. Separate financial statements and other disclosures concerning the guarantors are not presented herein because management has determined they are not material to investors. Summarized consolidated balance sheet information of CCI and its subsidiaries as of December 31, 1997 and June 30, 1998 and the results of operations for the six month and three month periods ended June 30, 1998 and June 30, 1997, are detailed below.

                         LSB INDUSTRIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)
                Six Months Ended June 30, 1998 and 1997


Note 6:  (continued)
____________________

                                                   June 30,      December 31,
                                                     1998            1997
                                                 ____________________________
                                                        (In thousands)
                                                          (unaudited)
Balance sheet data:

Current assets                                   $    90,904    $    88,442

Property, plant and equipment                         81,974         84,329

Notes receivable from LSB and affiliates              13,443         13,443

Other assets                                           9,058         14,661
                                                 ___________    ___________
Total assets                                     $   195,379    $   200,875
                                                 ===========    ===========

Current liabilities                              $    35,801    $    38,004

Long-term debt                                       122,092        126,346

Other                                                  9,236          9,236

Stockholder's equity                                  28,250         27,289
                                                 ___________    ___________
Total liabilities and stockholder's equity       $   195,379    $   200,875
                                                 ===========    ===========

                                Six Months Ended       Three Months Ended
                                    June 30,                 June 30,
                                1998        1997         1998        1997
                           ________________________________________________
                                 (In thousands)          (In thousands)
Operations Data:

Total revenues             $  137,327   $  138,336   $   73,900   $   76,041

Costs and expenses:

  Costs of sales              107,439      111,663       57,028       58,811

  Selling, general
    and administrative         20,348       18,718       10,569        9,688

Interest                        6,273        4,255        2,960        2,218
                           __________   __________   __________   __________
                              134,060      134,636       70,557       70,697
                           __________   __________   __________   __________
Income before provision
for income taxes                3,267        3,700        3,343        5,344

Income tax provision            1,700        1,501        1,730        2,212
                           __________   __________   __________   __________
Net income                 $    1,567   $    2,199   $    1,613   $    3,132
                           ==========   ==========   ==========   ==========

                       LSB INDUSTRIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
               Six Months Ended June 30, 1998 and 1997


Note 7: Changes in Accounting Effective January 1, 1998, the Company changed its method of accounting for the costs of computer software developed for internal use to capitalize costs incurred after the preliminary project stage as outlined in Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). These costs capitalized will be amortized over their estimated useful life. Prior to 1998, these costs were expensed as incurred. The effect of this change on net income for the first and second quarters of 1998 was not material.

In the second quarter of 1998, the Accounting Standards Executive Committee of the Securities and Exchange Commission released
Statement of Position 98-5 "Reporting on the Costs of Start-up Activities" ("SOP 98-5"). SOP 98-5 requires that the costs of start-up activities, including organization costs, be expensed as incurred. As of June 30, 1998, the Company has approximately
$328,000 of capitalized costs on its balance sheet classified as other assets that will have to be written-off as a cumulative effect of change in accounting pursuant to SOP 98-5 upon adoption.
SOP 98-5 is effective for fiscal years ending after December 15, 1998. The Company expects to adopt SOP 98-5 no later than the first quarter of 1999.

In June 1998, the Financial Accounting Standards Board issued
Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company has not yet determined when this new Statement will be adopted. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.
The Company has not yet determined what the effect of statement 131 will be on the earnings and financial position of the Company.

                       LSB INDUSTRIES, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)
             Six Months Ended June 30, 1998 and 1997


Note 8: Comprehensive Income Effective January 1, 1998, the Company adopted Financial Accounting Standard No. 130 "Reporting Comprehensive Income" ("SFAS 130"). The provisions of SFAS 130 require the Company to classify items of other comprehensive income in the financial statements and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The Company has also made similar reclassifications for all prior periods for comparative purposes. Other comprehensive losses for the six month and three month periods ended June 30, 1997, were approximately $550,000 and $593,000 respectively. After consideration of the other comprehensive loss items, the comprehensive loss for the six month period ended June 30, 1997 was approximately $4,521,000 and the comprehensive income for the three month period ended June 30, 1997 was approximately $874,000. Other comprehensive losses for the six month and three month periods ended June 30, 1998, were approximately $606,000 and $616,000 respectively. After consideration of the other comprehensive loss items, the comprehensive income for the six month and three month periods ended June 30, 1998 were $10,093,000 and $805,000 respectively.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS


   The following Management's Discussion and Analysis of
Financial Condition and Results of Operations ("MD&A") should be read in conjunction with a review of the Company's June 30, 1998
Condensed Consolidated Financial Statements.

   Certain statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" may be deemed forward-looking statements. See "Special Note Regarding Forward-Looking Statements".

OVERVIEW

General
_______
   The Company is pursuing a strategy of focusing on its more profitable businesses and concentrating on businesses and product lines in niche markets where the Company has established or believes it can establish a position as a market leader. In addition, the Company is seeking to improve its liquidity and profits through liquidation of selected assets that are on its balance sheet and on which it is not realizing an acceptable return and does not reasonably expect to do so. In this connection, the Company has come to the conclusion that its Automotive and Industrial Products Businesses are non-core to the Company and the Company is exploring various alternatives to maximize shareholder value from these assets.

   On August 5, 1998, the Company announced its intent, subject to satisfactory completion of certain conditions, to spin-off the Automotive Products Business ("Automotive") to its shareholders as a dividend. The shares in Automotive would be distributed to LSB shareholders on a pro-rata basis, with the exact number of shares of Automotive to be issued in connection with the spin-off to be determined. The spin-off of Automotive is subject to, among other things, receipt from the Internal Revenue Service of confirmation of tax-free treatment, certain Securities and Exchange Commission filings, arrangement for lines of credit for Automotive, and LSB Board of Directors' approval. There are no assurances that the Company will spin-off Automotive.

   Information about the Company's operations in different industry segments for the six months and three months ended June
30, 1998 and 1997 is detailed below.

                                 Six Months                 Three Months
                             1998            1997         1998        1997
                           _________      _________    _________    _________
                                             (In thousands)
                                               (Unaudited)
Sales:
  Chemical                  $ 77,523       $ 90,196    $ 44,098    $  49,597
  Climate Control             59,257         47,822      29,321       26,199
  Automotive Products         21,198         17,037      10,708        9,045
  Industrial Products          7,491          7,447       3,306        4,427
                            ________       ________    ________    _________
                            $165,469       $162,502    $ 87,433    $  89,268

Gross profit (1):
  Chemical                   $ 12,309       $ 12,783    $  7,717    $   9,399
  Climate Control             17,321         13,683       8,985        7,675
  Automotive Products          4,966          2,226       2,826        1,117
  Industrial Products          1,700          1,611         851        1,190
                             ________       ________    ________    _________
                            $ 36,296       $ 30,303    $ 20,379    $  19,381

Operating profit (loss) (2):
  Chemical                  $  5,611       $  4,734    $  4,460    $   5,379
  Climate Control              6,312          4,391       3,500        2,840
  Automotive Products             71         (2,889)        478       (1,663)
  Industrial Products           (518)          (710)       (214)         (45)
                            ________       ________    ________    _________
                              11,476          5,526       8,224        6,511
General corporate expenses
  and other                   (4,671)        (2,976)     (2,842)      (1,641)

Interest expense              (8,839)        (6,396)     (3,981)      (3,340)
Gain on sale of the Tower     12,993              -           -            -
                            ________       ________    ________    _________
Income (loss) before
  provision (credit) for
  income taxes              $ 10,959       $ (3,846)   $  1,401    $   1,530

(1) Gross profit by industry segment represents net sales less cost of sales.

(2) Operating profit (loss) by industry segment represents revenues less operating expenses before deducting general corporate expenses, interest expense and income taxes and, in 1998, before gain on sale of the Tower.

Chemical Business
_________________

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

   During July 1997, a subsidiary of the Company entered into an agreement with Bayer Corporation ("Bayer") whereby the Company's subsidiaries would act as agent to construct a nitric acid plant located within Bayer's Baytown, Texas chemical plant complex. This plant, when constructed, will be operated by the Company's subsidiary and will supply nitric acid for Bayer's polyurethane units under a long-term supply contract. Management estimates that, after the initial startup phase of operations at the plant, at full production capacity based on terms of the Bayer Agreement and based on current market conditions, the plant should generate approximately $50 million in annual gross revenues. It is anticipated that the construction of the nitric acid plant at Bayer's facility in Baytown, Texas, will cost approximately $65 million and construction is scheduled to be completed in the first quarter of 1999. The Company's subsidiary is to lease the nitric acid plant pursuant to a leverage lease from an unrelated third party for an initial term of ten (10) years from the date that the plant becomes fully operational, and the construction financing of this plant is being provided by an unaffiliated lender.

   In addition, in May 1998, the Company entered into a letter of intent with Bayer to purchase Bayer's concentrated nitric acid production unit (the "Unit") located at Bayer's plant in West Virginia. Under the terms of the letter of intent, the Company would, if the purchase is completed, pay to Bayer $2.0 million at closing and the balance payable over six years. If the purchase is completed, the Company would grant to Bayer a purchase money mortgage on the Unit and would lease from Bayer the land on which the Unit is located for a nominal amount. The purchase is subject to, among other things, completion by the Company of its due diligence, completion of a final purchase agreement and approval by the Board of Directors of both parties. Completion of this transaction, if completed, is to occur on or before December 31, 1999.

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

Climate Control
_______________
   The Climate Control Business manufactures and sells a broad range of hydronic fan coil, air handling, air conditioning, heating, water source heat pump, and dehumidification products targeted to both commercial and residential new building construction and renovation.

   The Climate Control Business focuses on product lines in the specific niche markets of hydronic fan coils and water source heat pumps and has established a significant market share in these specific markets.

   As indicated in the above table, the Climate Control Business reported improved sales (an increase of 23.9%) and improved operating profit for the first six months of 1998 as compared to the first six months of 1997.

Automotive and Industrial Products Businesses
_____________________________________________
   As indicated in the above table, during the six months ended June 30, 1998 and 1997, respectively, the Automotive and Industrial Products Businesses recorded combined sales of $28.7 million and $24.5 million, respectively, and reported operating losses (as defined above) of $.4 million and $3.6 million respectively. The net investment in assets of these Businesses has decreased consistently during the last three years and the Company expects to realize further reductions in future periods. See "Overview - General" for a discussion of the Company's intent to spin-off the Automotive Business, subject to numerous conditions precedent.

RESULTS OF OPERATIONS

Six months ended June 30, 1998 vs. Six months ended June 30, 1997
_________________________________________________________________
     Revenues
     ________
     Total revenues for the six months ended June 30, 1998 and 1997 were $179.8 million and $166.3 million, respectively (an increase of $13.5 million). Sales increased $3.0 million and other income decreased $2.5 million. Additionally, in March 1998, a subsidiary of the Company closed the sale of an Oklahoma City office building ("the Tower"). The Company recognized a pre-tax gain on the sale of the Tower of approximately $13.0 million in the first quarter of 1998. The decrease in other income of $2.5 million was primarily due to non-recurring matters related to the Tower.

     Net Sales
     _________
     Consolidated net sales included in total revenues for the six months ended June 30, 1998 were $165.5 million, compared to $162.5 million for the first six months of 1997, an increase of $3.0 million. This increase in sales resulted principally from: (i) increased sales in the Climate Control Business of $11.4 million, primarily due to increased volume in both the heat pump and fan coil product lines, and (ii) increased sales in the Automotive Products Business of $4.2 million primarily due to improved volume of units being shipped to original equipment manufacturers and new customers, offset by (iii) decreased sales in the Chemical Business of $12.7 million primarily due to lower sales volume in the U.S. of agricultural and blasting products and decreased business volume of its Australian subsidiary.

     Gross Profit
     ____________
    Gross profit was 21.9% for the first six months of 1998, compared to 18.6% for the first six months of 1997. The increase in the gross profit percentage was due primarily to (i) increased absorption of costs due to higher production volumes and improved experience with returns and allowances in the Automotive Products Business, (ii) lower production costs in the Chemical Business due to the effect of lower prices of anhydrous ammonia in 1998, and
(iii) lower unabsorbed overhead costs caused by excessive downtime related to problems associated with mechanical failures at the Chemical Business' primary manufacturing plant in the first half of 1997.

     Selling, General and Administrative Expense
     ___________________________________________
    Selling, general and administrative ("SG&A") expenses as a percent of net sales were 18.6% and 19.4% in the six month periods ended June 30, 1998 and 1997, respectively. This decrease is primarily the result of (i) decreased SG&A expenses compounded by an increase in sales volume in the Automotive Products Business,
(ii) increased sales volume in the Climate Control Business without an equivalent corresponding increase in SG&A, (iii) decreased professional fees related to environmental matters in the Chemical Business, and (iv) decreased SG&A on the operations of the Tower since it was sold in March of 1998 but was included for the full six months in 1997.

     Interest Expense
     ________________
     Interest expense for the Company, before deducting capitalized interest, was approximately $8.8 million during the six months ended June 30, 1998 compared to approximately $7.5 million during the six months ended June 30, 1997. During the first six months of 1997, $1.1 million of interest expense was capitalized in connection with construction of the DSN Plant. The 1998 increase of $1.3 million before the effect of capitalization primarily resulted from increased borrowings.

     Income (Loss) Before Tax
     ________________________
     The Company had income before income taxes of $11.0 million in the first six months of 1998 compared to a loss before income taxes of $3.8 million in the six months ended June 30, 1997. The increased profitability of $14.8 million was primarily due to the gain on the sale of the Tower and increased sales and gross profits as previously discussed, partially offset by increased interest expense.

     Provision For Income Taxes
     __________________________
     As a result of the Company's net operating loss carryforward for income tax purposes as discussed elsewhere herein and in Note
1 of Notes to Condensed Consolidated Financial Statements, the Company's provisions for income taxes for the six months ended June 30, 1998 and the six months ended June 30, 1997 are for current state income taxes and federal alternative minimum taxes.

Three months ended June 30, 1998 vs. Three months ended June 30,
1997.
________________________________________________________________
   Revenues
   ________
   Total revenues for the three months ended June 30, 1998 and 1997 were $87.6 million and $91.4 million, respectively (a decrease of $3.8 million). Sales decreased $1.8 million and other income decreased $2.0 million. The decrease in other income is primarily due to non-recurring operations of the Tower after it was sold in March 1998.

   Net Sales
   _________
   Consolidated net sales included in total revenues for the three months ended June 30, 1998 were $87.4 million, compared to $89.3 million for the second quarter of 1997, a decrease of $1.9 million. This decrease in sales resulted principally from: (i) decreased sales in the Chemical Business of $5.5 million primarily due to lower sales in the U.S. of agricultural and blasting products and decreased business volume of its Australian subsidiary, and (ii) decreased sales in the Industrial Products Business of $1.1 million due to decreased sales of machine tools, offset by (iii) increased sales in the Climate Control Business of $3.1 million due to increased sales in this Business' Heat Pump and Fan Coil product lines, and (iv) increased sales in the Automotive

Products Business of $1.7 million due to increased volume of units shipped to original equipment manufacturers and new customers.

   Gross Profit
   ____________
   Gross profit was 23.3% for the second quarter of 1998, compared to 21.7% for the second quarter of 1997. The increase in the gross profit percentage was due primarily to (i) increased absorption of costs due to higher production volumes in the Automotive Products Business, and (ii) lower production costs in the Chemical Business due to the effect of lower prices of anhydrous ammonia in 1998, and (iii) lower unabsorbed overhead costs caused by excessive downtime related to problems associated with mechanical failures at the Chemical Business' primary manufacturing plant in 1997.

   Selling, General and Administrative Expense
   ___________________________________________
   Selling, general and administrative ("SG&A") expenses as a percent of net sales were 17.4% in the three month period ended June 30, 1998, compared to 18.7% for the second quarter of 1997. This decrease is primarily the result of (i) decreased SG&A expenses compounded by an increase in sales volume in the Automotive Products Business, (ii) increased sales volume in the Climate Control Business without an equivalent corresponding increase in SG&A, (iii) decreased professional fees related to environmental matters in the Chemical Business, and (iv) decreased SG&A on the operations of the Tower since it was sold in March of 1998.

   Interest Expense
   ________________
   Interest expense for the Company was $4.0 million during the second quarter of 1998, compared to $3.7 million, before deducting capitalized interest, during the second quarter of 1997. During the second quarter of 1997, $.4 million of interest expense was capitalized in connection with construction of the DSN Plant. The increase of $.3 million before the effect of capitalization primarily resulted from increased borrowings.

   Income Before Taxes
   ___________________
   The Company had income before income taxes of $1.4 million in the second quarter of 1998 compared to income before income taxes of $1.5 million in the three months ended June 30, 1997. The difference is composed principally of a reduction in other income offset by a reduction in SG&A.

Liquidity and Capital Resources
_______________________________
Cash Flow From Operations
_________________________
   Historically, the Company's primary cash needs have been for operating expenses, working capital and capital expenditures. The Company has financed its cash requirements primarily through internally generated cash flow and borrowings under its revolving credit facilities, and more recently, by issuance of senior unsecured notes by a wholly owned subsidiary and the sale of the Tower.

   Net cash provided by operations for the six months ended June 30, 1998 was $1.3 million, after $6.7 million for noncash depreciation and amortization, $1.1 million in provisions for possible losses on accounts receivable, notes receivable and a loan guarantee and the $13.0 million gain from the sale of the Tower and including the following changes in assets and liabilities: (i) accounts receivable increases of $4.4 million; (ii) inventory decreases of $3.8 million; (iii) increases in supplies and prepaid items of $1.6 million; and (iv) decreases in accounts payable and accrued liabilities of $2.0 million. The increase in accounts receivable is due to increased sales primarily in the Climate Control and Automotive Products Businesses (see "Results of Operations" for discussion of increase in sales) and seasonal sales of agricultural products in the Chemical Business. The decrease in inventory was due primarily to a decrease at the Chemical Business due to seasonal sales of agricultural products and inventory reductions in the Automotive and Industrial Products Businesses resulting from liquidation of inventories. Inventory in the Automotive and Industrial Products Businesses decreased from $29.4 million at December 31, 1997 to $27.3 million at June 30, 1998.
The increase in supplies and prepaid items resulted primarily from an increase in manufacturing supplies in the Chemical Business.
The decrease in accounts payable and accrued liabilities is primarily due to reduced seasonal inventory purchases in the Chemical Business.

Cash Flow From Investing And Financing Activities
_________________________________________________
   Cash provided by investing activities for the six months ended June 30, 1998 included cash proceeds of $29.3 million received on the sale of the Tower (see Note 4 of Notes to Condensed Consolidated Financial Statements) offset by $3.8 million in capital expenditures and $1.3 million used to increase other assets. The capital expenditures took place primarily in the Chemical and Climate Control Businesses to enhance production and product delivery capabilities. The increase in other assets includes a $1.0 million escrow account relating to the sale of the Tower.

   Net cash used by financing activities included (i) payments on long-term debt of $18.6 million, including the $12.6 million payoff of the mortgage on the Tower, (ii) net decreases in revolving debt of $3.3 million, after application of net proceeds of $15.5 million from the sale of the Tower, (iii) increases in drafts payable of $.2 million, (iv) dividends of $1.7 million, and (v) treasury stock purchases of $1.6 million.

   During the first six months of 1998, the Company declared and paid dividends totaling $1,747,000, as follows: (i) $6.00 per share on each of the outstanding shares of its Series B 12% Cumulative Convertible Preferred Stock; (ii) $1.625 per share on each outstanding share of its $3.25 Convertible Exchangeable Class C Preferred Stock, Series 2; (iii) $.01 per share on each outstanding share of its Common Stock; and (iv) $10.00 per share on each outstanding share of its Convertible Noncumulative Preferred Stock.

Source of Funds
_______________
   The Company is a diversified holding Company and its liquidity is dependent, in large part, on the operations of its subsidiaries and credit agreements with lenders.

   In October 1997, the Company organized a new wholly owned subsidiary, ClimaChem, Inc. ("ClimaChem"). ClimaChem owns substantially all of the Company's Chemical and Climate Control Businesses. On November 26, 1997, ClimaChem issued senior unsecured notes ("Old Notes") in the aggregate amount of $105 million pursuant to the terms of an indenture (the "Indenture"), which Old Notes were exchanged for new registered notes in April 1998 ("New Notes"). The terms of the New Notes were the same as the Old Notes, except for certain limited exceptions. The New Notes evidence the same debt as the Old Notes (which they replaced). The Old Notes and the New Notes are collectively called the "Notes". The Notes are jointly and severally and fully and unconditionally guaranteed on a senior basis by all, except for one inconsequential subsidiary, of the existing and all of the future subsidiaries of ClimaChem. One current subsidiary of ClimaChem, which is currently inconsequential to ClimaChem, is not a guarantor of the Notes. The Company is neither an issuer of, nor a guarantor under, the Notes.

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

   The Company and certain of its subsidiaries are parties to a working capital line of credit evidenced by four separate loan agreements ("Revolving Credit Agreements") with an unrelated lender ("Lender") collateralized by receivables, inventory, and proprietary rights of the Company and the subsidiaries that are parties to the Revolving Credit Agreements and the stock of certain of the subsidiaries that are borrowers under the Revolving Credit Agreements. The Revolving Credit Agreements, as amended, provide for revolving credit facilities ("Revolver") for total direct borrowings up to $65.0 million, including the issuance of letters of credit. The Revolver provides for advances at varying percentages of eligible inventory and trade receivables. The Revolving Credit Agreements, as amended, provide for interest at the lender's prime rate plus 1.5% per annum or, at the Company's option, on the Lender's LIBOR rate plus 3.875% per annum (which rates are subject to increase or reduction based upon achieving specified availability and adjusted tangible net worth levels). At June 30, 1998 the effective interest rate was 10.0%. The term of the Revolving Credit Agreements is through December 31, 2000, and is renewable thereafter for successive thirteen month terms. At June 30, 1998, the availability for additional borrowings, based on eligible collateral, approximated $36.5 million. Borrowings under the Revolver outstanding at June 30, 1998, were $16.0 million. The Revolving Credit Agreements, as amended, require the Company to maintain certain financial ratios and contain other financial covenants, including tangible net worth requirements and capital expenditure limitations. At June 30, 1998, the Company and ClimaChem were not in compliance with certain of these financial covenants. In August, 1998, the Company and ClimaChem obtained waivers for such noncompliance and amendments to reset the covenants to amounts the Company and ClimaChem expect to achieve in future periods. The annual interest on the outstanding debt under the Revolver at June 30, 1998 at the rates then in effect would approximate $1.6 million. The Revolving Credit Agreements also require the payment of an annual facility fee of 0.5% of the unused revolver.

   In addition to the Revolving Credit Agreements discussed above, as of June 30, 1998, the Company's wholly-owned subsidiary, DSN Corporation ("DSN"), is a party to several loan agreements with a financial company (the "Financing Company") for three projects.
At June 30, 1998, DSN had outstanding borrowings of $12.3 million under these loans. The loans have repayment schedules of 84 consecutive monthly installments of principal and interest. The interest rate on each of the loans is fixed and range from 8.2% to 8.9%. Annual interest, for the three notes as a whole, at June 30, 1998, at the agreed to interest rates would approximate $1.1 million. The loans are secured by the various DSN property and equipment. The loan agreements require ClimaChem to maintain certain financial ratios, including tangible net worth requirements. At June 30, 1998, ClimaChem was not in compliance with the tangible net worth covenant of these agreements. In
August 1998, ClimaChem obtained a waiver for such noncompliance and a waiver through June 1999 to the extent that noncompliance is caused by the Management Fee Agreement between LSB and ClimaChem. The Company expects to be in compliance with these Agreements, after consideration of the waiver, in future periods


   The Company's Australian subsidiary has a revolving credit working capital facility (the "TES Revolving Facility"). The TES Revolving Facility is approximately AUS$10.5 million (approximately US$6.4 million). The TES Revolving Facility allows for borrowings based on specific percentages of qualified eligible assets. At June 30, 1998, based on the effective exchange rate, the availability under the TES Revolving Facility was approximately US$6.4 million (AUS$10.5 million), with approximately US$2.5 million (AUS$4.1 million approximately) being borrowed at June 30, 1998. Such debt is secured by substantially all the assets of TES, plus an unlimited guarantee and indemnity from LSB and certain subsidiaries of TES. The interest rate on this debt is dependent upon the borrowing option elected by TES and had a weighted average rate of 7.2% at June 30, 1998. TES is in technical noncompliance with a certain financial covenant contained in the loan agreement involving the TES Revolving Facility. However, this covenant was not met at the time of closing of this loan and the Bank of New Zealand, Australia has continued to extend credit under this facility. The outstanding borrowing under the TES Revolving Facility at June 30, 1998, has been classified as due within one year in the accompanying condensed consolidated financial statements.

   Future cash requirements include working capital requirements for anticipated sales increases in all Businesses and funding for future capital expenditures. Funding for the higher accounts receivable resulting from anticipated sales increases will be provided by cash flow generated by the Company and the revolving credit facilities discussed elsewhere in this report. Inventory requirements for the higher anticipated sales activity should be met by scheduled reductions in the inventories of the Industrial Products Business and in the inventories of the Automotive Products Business. Currently the Company is limited to capital expenditures of $6 million annually under the Revolving Credit Agreements discussed above. The Company has requested an amendment to increase permitted annual capital expenditures to $10.0 million.
If this amendment is approved, the Company has planned capital expenditures of approximately $10.0 million in 1998, primarily in the Chemical and Climate Control Businesses.

   Management believes that cash flows from operations, the Company's revolving credit facilities, and other sources will be adequate to meet its presently anticipated capital expenditure, working capital, debt service, and dividend requirements. The Company currently has no material commitment for capital expenditures, except as discussed under "Overview - Chemical Business" of this "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the letter of intent with Bayer Corporation to purchase a nitric acid unit.
In addition, the Company's subsidiary has agreed to act as agent to construct a nitric acid plant as discussed under "Overview - Chemical Business" of this "Management's Discussion and Analysis of Financial Condition and Results of Operations". Further, the Company's Chemical Business may be required to incur additional capital expenditures as discussed in Note 5 of Notes to Condensed Consolidated Financial Statements regarding a "Groundwater Monitoring Work Plan" and the draft of the proposed Consent Administrative Agreement related to the Chemical Business' wastewater treatment system. At the date of this report, the cost of the expenditures for these environmental matters has not been determined.

Joint Ventures and Options to Purchase
______________________________________
   Prior to 1997, the Company, through a subsidiary, loaned $2.8 million to a French manufacturer of HVAC equipment whose product line is compatible with that of the Company's Climate Control Business in the USA. Under the loan agreement, the Company has the option to exchange its rights under the loan for 100% of the borrower's outstanding common stock. The Company obtained a security interest in the stock of the French manufacturer to secure its loan. During 1997 the Company advanced an additional $1 million to the French manufacturer bringing the total of the loan at December 31, 1997 to $3.8 million. As of June 30, 1998 the balance of the loan remained $3.8 million. As of the date of this report, the decision has not been made to exercise such option and the $3.8 million loan, less a $1.5 million valuation reserve, is carried on the books as a note receivable in other assets.

   In 1995, a subsidiary of the Company invested approximately
$2.8 million to purchase a fifty percent (50%) limited partner interest in an energy conservation joint venture (the "Project"). The Project had been awarded a contract to retrofit residential housing units at a US Army base which it completed during 1996.
The completed contract was for installation of energy-efficient equipment (including air conditioning and heating equipment), which would reduce utility consumption. For the installation and management, the Project will receive an average of seventy-seven percent (77%) of all energy and maintenance savings during the twenty (20) year contract term. The Project spent approximately $17.5 million to retrofit the residential housing units at the US Army base. The Project received a loan from a lender to finance approximately $14.0 million of the cost of the Project. The Company is not guaranteeing any of the lending obligations of the Project.

   During 1995, the Company executed a stock option agreement to acquire eighty percent (80%) of the stock of a specialty sales organization ("Optioned Company"), which owns the remaining fifty percent (50%) equity interest in the Project discussed above, to enhance the marketing of the Company's air conditioning products. The stock option has a four (4) year term, and a total option granting price of $1.0 million and annual $100,000 payments for yearly extensions of the stock option thereafter for up to three
(3) years. Through the date of this report the Company has made option payments aggregating $1.3 million and has loaned the Optioned Company approximately $1.4 million. The Company has recorded reserves of $1.1 million against the loans. Upon exercise of the stock option by the Company, or upon the occurrence of certain performance criteria which would give the grantors of the stock option the right to accelerate the date on which the Company must elect whether to exercise, the Company shall pay certain cash and issue promissory notes for the balance of the exercise price of the subject shares. The total exercise price of the subject shares is $4.0 million, less the amounts paid for the granting and any extensions of the stock option. As of the date of this report, no decision to exercise this option has been reached by the Company.

Debt Guarantee
______________
   The Company and one of its subsidiaries have guaranteed approximately $2.6 million of indebtedness of a startup aviation company in exchange for an ownership interest. The debt guarantee relates to two note instruments. One note for which the subsidiary had guaranteed up to $600,000 had a balance of approximately $2.0 million as of June 30, 1998. The other note in the amount of $2.0 million requires monthly principal payments of $11,111 plus interest beginning in October 1998 through August 8, 1999, at which time all outstanding principal and accrued interest are due. In the event of default of the $2.0 million note, the Company is required to assume payments on the note with the term extended until August 2004. Both notes are current as to principal and interest as of June 30, 1998.

   In the first six months of 1998, the aviation company made capital calls on its shareholders. In contemplation of a sale of the aviation company to an additional investor and pursuant to such capital calls, the Company invested an additional $635,000 and loaned an additional net amount of $33,000 to the aviation company in exchange for additional stock. These transactions increased the
Company's ownership interest to approximately 40.7%.    Prior to
funding, if any, by third parties, the Company may be requested to make additional purchases of capital stock of the aviation company and/or make additional advances.

Availability of Company's Loss Carry-overs
__________________________________________

   The Company anticipates that its cash flow in future years will benefit from its ability to use net operating loss ("NOL") carry-overs from prior periods to reduce the federal income tax payments which it would otherwise be required to make with respect to income generated in such future years. Such benefit, if any is dependent on the Company's ability to generate taxable income in future periods, for which there is no assurance. Such benefit if any, will be limited by the Company's reduced NOL for alternative minimum tax purposes which is approximately $18 million at June 30, 1998. As of December 31, 1997, the Company had available NOL carry-overs of approximately $65 million. These NOL carry-overs will expire beginning in the year 1999. Due to its recent history of reporting net losses, the Company has established a valuation allowance on a portion of its NOLs and thus has not recognized the full benefit of its NOLs in the accompanying Condensed Consolidated Financial Statements.

   The amount of these carry-overs has not been audited or approved by the Internal Revenue Service ("IRS") and, accordingly, no assurance can be given that such carry-overs will not be reduced as a result of audits in the future. In addition, the ability of the Company to utilize these carry-overs in the future will be subject to a variety of limitations applicable to corporate taxpayers generally under both the Internal Revenue Code of 1986, as amended, and the Treasury Regulations. These include, in particular, limitations imposed by Code Section 382 and the consolidated return regulations.

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

                    SPECIAL NOTE REGARDING
                   FORWARD-LOOKING STATEMENTS

   Certain statements contained within this report may be deemed "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements in this report other than statements of historical fact are Forward-
Looking Statements that are subject to known and unknown risks, uncertainties and other factors which could cause actual results and performance of the Company to differ materially from such statements. The words "believe", "expect", "anticipate", "intend",
"will", and similar expressions identify Forward-Looking
Statements. Forward-Looking Statements contained herein relate to, among other things, (i) establish a plan to dispose of non-core assets, (ii) ability to complete the spin-off of the Automotive
Products Business, (iii) the EDNC Baytown Plant will cost approximately $65 million, will be completed by the first quarter of 1999 and, when the EDNC Baytown Plant is fully operational, the annual sales volume from such plant will be approximately $50.0 million, (iv) ability to meet presently anticipated capital expenditures, working capital, debt service and dividend requirements,(v) amount to be spent in 1998 relating to compliance with federal, state and local Environmental laws at the El Dorado
Facility, (vi) improve liquidity and profits through liquidation of assets, (vii) anticipated financial performance, (viii) ability to comply with the Company's general working capital requirements,
(ix) ability to be able to continue to borrow under the Company's revolving line of credit, (x) ability to use NOL carry-overs from prior years, (xi) contingencies should not have a material adverse impact on the Company's liquidity, (xii) ability to be in compliance with certain financial covenants contained in certain loan agreements, and (xiii) ability to complete certain settlements. While the Company believes the expectations reflected in such Forward-Looking Statements are reasonable, it can give no assurance such expectations will prove to have been correct. There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to, (i) decline in general economic conditions, both domestic and foreign, (ii) material reduction in revenues, (iii) inability to collect in a timely manner a material amount of receivables,
(iv) increased competitive pressures, (v) costs cannot be reduced or cost reduction projects are not completed on schedule, (vi) contracts are not obtained or projects are not finalized within a reasonable period of time or on schedule, (vii) inability to dispose of non-core businesses or assets in a reasonable manner or on reasonable terms due to the inability to dispose of such on prices or terms satisfactory to the Company or inability to spin-off such businesses due to legal impediments,
(viii) changes in federal, state and local laws and regulations, especially environmental regulations, or in interpretation of such,
(ix) additional releases (particularly air emissions into the environment),
(x) potential increases in equipment, maintenance, operating or labor costs not presently anticipated by the Company, (xi) inability to retain management or to develop new management, (xii) the requirement to use internally generated funds for purposes not presently anticipated, (xiii) inability to become profitable, or if unable to become profitable, the inability to secure additional liquidity in the form of additional equity or debt, (xiv) the effect of additional production capacity of anhydrous ammonia in the western hemisphere,
(xv) the cost for the purchase of anhydrous ammonia not reducing or continuing to increase or the cost for natural gas increases, (xvi) changes in operating strategy or development plans, (xvii) inability to fund the expansion of the Company's businesses, (xviii) adverse results in any of the Company's pending litigation,(xix) inability to finalize the settlements of the pending environmental litigation or the Company's insurance does not cover a substantial portion of such settlements, (xx) NOL carry-overs are limited or reduced as a result of future audits by the IRS or being limited or reduced by limitations applicable to corporate taxpayers, including, without limitation, limitations imposed by code Section 382 and the consolidated return limitations, and (xxi) other factors described in "Management's
Discussion and Analysis of Financial Condition and Results of
Operation" contained in this report. Given these uncertainties, all parties are cautioned not to place undue reliance on such Forward-Looking Statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the Forward-Looking Statements contained herein to reflect future events or developments.

              Independent Accountants' Review Report



Board of Directors
LSB Industries, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of LSB Industries, Inc. and subsidiaries as of June 30, 1998, and the related condensed consolidated statements of operations for the six month and three month periods ended June 30, 1998 and 1997 and the condensed consolidated statements of cash flows for the six month periods ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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



                            ERNST & YOUNG LLP


Oklahoma City, Oklahoma
August 14, 1998

                             PART II
                        OTHER INFORMATION


Item 1.   Legal Proceedings
______    _________________

     There are no additional material legal proceedings pending against the Company and/or its subsidiaries not previously reported by the Company in Item 3 of its Form 10-K for the fiscal period ended December 31, 1997, which Item 3 is incorporated by reference herein. The following settlements or material developments have occurred regarding certain litigation reported in Item 3 of the Company's Form 10-K for the year ended December 31, 1997:

     Roy Carr, et. al v. El Dorado Chemical Company ("Carr Case"); Richard Detraz, et. al v. El Dorado Chemical Company ("Detraz Case"); Roy A. Carr, Sr., et. al v. El Dorado Chemical Company ("Citizen Suit"), which are or were pending against El Dorado Chemical Company ("EDC"), a subsidiary of the Company within the Company's Chemical Business, in the United States District Court, Western District of Arkansas. During the second quarter of 1998, EDC (i) settled the Carr Case, (ii) obtained court approval of a Consent Decree in settlement of the Citizen Suit, and (iii) settled the Detraz Case.

     Under the terms of the Consent Decree in settlement of the Citizen Suit, which is subject to court approval, EDC has agreed to, among other things, (i) the granting of injunctive relief requiring its El Dorado, Arkansas facility("El Dorado Facility") to
(a) comply with certain discharge, monitoring and reporting requirements of its waste water discharge permit, the emission limitations of its air permit and the notification requirements under certain sections of certain environmental laws and the statutory penalties for failure to comply with such notification requirements, (b) perform air and water tests to determine if the El Dorado Facility is meeting certain compliance levels and, if the tests do not meet the required compliance levels, to make the necessary corrections so that such compliance levels can be met, and (c) limitations relating to the El Dorado Facility's use of its older concentrated nitric acid plant, (ii) provide the plaintiffs with copies of certain documents forwarded to, or received by, appropriate environmental regulatory agencies by the El Dorado Facility and summaries of certain test results at the El Dorado Facility, (iii) pay to the U.S. Treasury $50,000 as a penalty, and
(iv) pay certain stipulated penalties under certain conditions in the event the El Dorado Facility fails to comply with the terms of the Consent Decree. The $50,000 payment to the U.S. Treasury has been made by the Company's Chemical Business.

     Under the Carr Case and Detraz Case settlements, certain cash payments will be or are to be made to the plaintiffs as a result of such settlements. Substantially all such cash settlement payments made in the Carr Case and to be made in the Detraz Case have been funded or are to be funded directly by the Company's EIL Insurance. See Note 5 to Notes to Condensed Consolidated Financial Statements and "Special Note Regarding Forward - Looking Statements."

Item 2.   Changes in Securities and Use of Proceeds
______    _________________________________________

     (a) In April 1998, ClimaChem, Inc. ("ClimaChem"), a subsidiary of the Company, exchanged its $105 million in 10 3/4% Senior Notes Due 2007 ("Old Notes") for $105 million of 10 3/4% Series B Senior Notes Due 2007 ("New Notes") that were registered under the Securities Act of 1933, as amended (the "Act"). The Old Notes were sold by ClimaChem to Wasserstein Perella Securities, Inc., who subsequently resold the Old Notes to qualified institutional buyers pursuant to Rule 144A under the Act. The form and terms of the New Notes are the same as the form and terms of the Old Notes (which they replaced), except the New Notes bear a Series B designation, have been registered under the Act and, therefore, do not bear legends restricting their transfer and do not contain certain provisions relating to liquidated damages which were included in the Old Notes in certain circumstances relating to the timing of the exchange offer of the New Notes for the Old Notes. The New Notes evidence the same debt as the Old Notes (which they replaced) and were issued and entitled to the benefits of an Indenture, dated November 26, 1997, between ClimaChem, the Guarantors (as defined in the Indenture) and BankOne, N.A., as trustee governing the Old Notes and the New Notes. See Note 6 of Notes to Condensed Consolidated Financial Statements and "Management Discussion and Analysis of Financial Condition and Results of Operations".

Item 3.   Defaults Upon Senior Securities
______    _______________________________

     Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders
______    ___________________________________________________

     At the Company's 1998 Annual Meeting of Shareholders held on
June 25, 1998, the following nominees to the Board of Directors were elected as directors of the Company:

                                       Number of
                                         Shares        Number of
                                    "Against" and    Abstentions
                        Number of    to "Withhold     and Broker
  Name                Shares "For"     Authority"      Non-Votes
  -----               -----------    -----------     -----------
Robert C. Brown, M.D.  11,861,713       123,973           0
Gerald J. Gagner       11,861,713       123,973           0
Jack E. Golsen         11,861,613       124,073           0
Horace G. Rhodes       11,861,613       124,073           0

     Messrs Brown, Golsen and Rhodes had been serving on the Board of Directors at the time of the Annual Meeting and were reelected for a term of three (3) years. Mr. Gagner had been serving as a director of the Company at the time of the Annual Meeting and was elected for a term of one (1) year. The following are the directors whose terms of office continued after such Annual
Meeting: Raymond B. Ackerman, Barry H. Golsen, David R. Goss, Bernard G. Ille, Donald J. Munson, Jerome D. Shaffer, M.D. and Tony
M. Shelby.

     At the Annual Meeting, Ernst & Young, LLP, Certified Public
Accountants, was appointed as independent auditors of the Company for 1998, as follows:

                                        Number of
                                        Shares
                                        "Against"    Number of
                                        and to       Abstentions
                        Number of       "Withhold    and Broker
                       Shares "For"     Authority"   Non-Votes
                       -----------      ----------   -----------
                       11,930,073         52,191        3,422

Item 5.   Other Information
______    _________________

     As set forth in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders, stockholder proposals submitted to the Company pursuant to Rule 14a-B under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), for inclusion in the Company's proxy materials for its 1999 Annual Meeting of

                               42
Stockholders must be received by the Company no later than January 26, 1999. Under the Company's Bylaws, as amended August 13, 1998, any stockholder proposal submitted with respect to the Company's 1999 Annual Meeting of Stockholders which is received by the Company after April 6, 1999 will not be considered to be properly brought before the 1999 Annual Meeting of Stockholders. Under the Company's Bylaws existing prior to August 13, 1998, any stockholder proposal submitted with respect to the Company's 1999 Annual Meeting of Stockholders which was received by the Company after the date 50 days prior to the date of the Company's next annual meeting of stockholders (or in event that less than 60 days notice or public disclosure of the date of the Company's next annual meeting of stockholders was given or made to stockholders, after the close of business on the 10th day following the day on which notice of the date of the meeting was first mailed or public disclosure was made) would not be considered to be properly brought before the next annual meeting of stockholders.

Item 6.   Exhibits and Reports on Form 8-K
______    ________________________________

     (A) Exhibits. The Company has included the following exhibits in this report:

          3(ii) Bylaws

           4.1 Third Amendment to Amended and Restated Loan and Security Agreement between the Company and BankAmerica Business Credit, Inc. ("BABC"). Substantially identical amendments have been entered into by each of L&S Bearing Co. and Summit Machine Tool Manufacturing Corp. with BABC, and such are hereby omitted
                and will be provided upon the Commission's request.

           4.2 Third Amendment to Amended and Restated Loan and Security Agreement between BABC and Climate Master, Inc., International Environmental Corporation, El Dorado Chemical Company and Slurry Explosives Corporation.

          15.1  Letter Re: Unaudited Interim Financial Information.

          27.1  Financial Data Schedule

     (B) Reports of Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended June 30, 1998.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly-authorized, to sign this report on its behalf on this 14th day of August 1998.


                                LSB INDUSTRIES, INC.


                            By:    /s/ Tony M. Shelby
                                ________________________________
                                Tony M. Shelby
                                Senior Vice President of Finance
                                (Principal Financial Officer)


                            By:    /s/ Jim D. Jones
                               _________________________________
                                Jim D. Jones
                                Vice President, Controller and
                                Treasurer(Principal Accounting
                                Officer)

                             EXHIBIT INDEX
                             _____________

Exhibit                                                    Sequential
  No.                          Description                 Page No.
_______                        ___________                 __________

 3(ii)         Bylaws                                          46

  4.1          Third Amendment to Amended and Restated
               Loan and Security Agreement between the
               Company and BankAmerica Business Credit,
               Inc. ("BABC").  Substantially identical
               amendments have been entered into by
               each of L&S Bearing Co. and Summit
               Machine Tool Manufacturing Corp. with
               BABC, and such are hereby omitted and
               will be provided upon the Commission's
               request.                                        86

  4.2          Third Amendment to Amended and Restated
               Loan and Security Agreement between BABC
               and Climate Master, Inc., International
               Environmental Corporation, El Dorado
               Chemical Company and Slurry Explosives
               Corporation.                                    95

 15.1          Letter Re: Unaudited Interim Financial
               Information                                    104

 27.1          Financial Data Schedule                        105