Form 10-Q
period 1998-09-30
LSB INDUSTRIES INC
filed 1998-11-23
CIK 60714

FORM 10-Q

                          UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly period ended    September 30, 1998
                          ____________________________________
                                OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   THE SECURITIES EXCHANGE ACT OF 1934

For The transition period from _______________ to _____________

Commission file number     1-7677
                      _________________________________________

                        LSB INDUSTRIES, INC.
      ____________________________________________________
      Exact name of Registrant as specified in its charter


         DELAWARE                           73-1015226
______________________________            _______________
State or other jurisdiction of            I.R.S. Employer
incorporation or organization             Identification No.

     16 South Pennsylvania,   Oklahoma City, Oklahoma  73107
     _______________________________________________________
       Address of principal executive offices    (Zip Code)

                          (405) 235-4546
       __________________________________________________
       Registrant's telephone number, including area code

                               None
       ______________________________________________________
       Former name, former address and former fiscal year, if
                      changed since last report.

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               YES   x        NO
                                  ________      _______

The number of shares outstanding of the Registrant's voting Common Stock, as of October 31, 1998 was 11,999,686 shares excluding
3,108,990 shares held as treasury stock.

                              PART I

                       FINANCIAL INFORMATION


Company or group of companies for which report is filed:  LSB
Industries, Inc. and all of its wholly-owned subsidiaries.

The accompanying condensed consolidated balance sheet of LSB Industries, Inc. at September 30, 1998, the condensed consolidated statements of operations for the nine month and three month periods ended September 30, 1998 and 1997 and the consolidated statements of cash flows for the nine month periods ended September 30, 1998 and 1997 have been subjected to a review, in accordance with standards established by the American Institute of Certified Public Accountants, by Ernst & Young LLP, independent auditors, whose report with respect thereto appears elsewhere in this Form 10-Q. The financial statements mentioned above are unaudited and reflect all adjustments, consisting only of adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation of the interim periods. The results of operations for the nine months and three months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet at December 31, 1997, was derived from audited financial statements as of that date.

                       LSB INDUSTRIES, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS
         (Information at September 30, 1998 is unaudited)
                       (Dollars in thousands)


                                               September 30,   December 31,
ASSETS                                             1998           1997
_________________________________________       ___________    ____________
Current assets:

  Cash and cash equivalents                     $   1,322       $    4,934

  Trade accounts receivable, net of allowance      59,261           52,191

  Inventories:
    Finished goods                                 31,956           36,429
    Work in process                                 9,533            8,582
    Raw materials                                  24,722           23,189
                                              ___________       __________
      Total inventory                              66,211           68,200

Supplies and prepaid items                          9,410            7,595
                                              ___________       __________
    Total current assets                          136,204          132,920

Property, plant and equipment, net (Note 5)        97,849          118,331

Investments and other assets, net of allowance     19,548           19,402

                                               ___________       __________

                                                $  253,601       $  270,653
                                                ==========       ==========




                  (Continued on following page)

                       LSB INDUSTRIES, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS
         (Information at September 30, 1998 is unaudited)
                      (Dollars in thousands)



                                          September 30,     December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY           1998             1997
_____________________________________      ___________       ___________
Current liabilities:
  Drafts payable                           $    1,766        $      737
  Accounts payable                             22,070            28,137
  Accrued liabilities                          22,172            16,196
  Current portion of long-term debt            12,509            15,874
                                          ___________        __________
     Total current liabilities                 58,517            60,944

Long-term debt (Notes 5 and 7)                149,528           165,067

Contingencies (Note 6)

Redeemable, noncumulative convertible
  preferred stock, $100 par value; 1,485
  shares issued and outstanding (1,539
  in 1997)                                        141              146

Stockholders' equity (Note 4):
  Series B 12% cumulative, convertible
    preferred stock, $100 par value;
    20,000 shares issued and outstanding        2,000            2,000
  Series 2 $3.25 convertible, exchangeable
    Class C preferred stock, $50 stated
    value; 920,000 shares issued               46,000           46,000
  Common stock, $.10 par value; 75,000,000
    shares authorized, 15,107,776 shares
    issued (15,042,356 in 1997)                 1,511            1,504
  Capital in excess of par value               38,327           38,257
  Accumulated other comprehensive loss         (1,933)          (1,003)
  Accumulated deficit                         (24,820)         (29,773)
                                           ___________      __________
                                               61,085           56,985
Less treasury stock, at cost:
  Series 2 Preferred, 5,000 shares                200              200
  Common stock, 3,080,190 shares
  (2,293,390 in 1997)                          15,470           12,289
                                          ___________       __________
    Total stockholders' equity                 45,415           44,496
                                          ___________       __________
                                          $   253,601       $  270,653
                                          ===========       ==========

                     (See accompanying notes)

                        LSB INDUSTRIES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Unaudited)
             Nine Months Ended September 30, 1998 and 1997
                        (Dollars in thousands)

                                                  1998           1997
                                                               (Note 1)
                                              ____________   ____________
Revenues:
  Net sales                                    $  244,242    $   239,037
  Other income, including $3.6 million of
    Tower income in 1997 ($676,000 in 1998)
    (Note 5)                                        1,471          4,630
  Gain on sale of the Tower (Note 5)               12,993              -
                                              ___________    ___________
                                                  258,706        243,667
Costs and expenses:
  Cost of sales                                   192,318        194,195
  Selling, general and administrative              45,548         47,652
  Interest                                         13,062         10,382
                                              ___________    ___________
                                                  250,928        252,229
                                              ___________    ___________
Income (loss) before provision for
  income taxes                                      7,778        (8,562)
Provision for income taxes                            275           188
                                              ___________    ___________
Net income (loss)                             $     7,503    $   (8,750)
                                               ==========    ===========
Net income (loss) applicable to
  common stock (Note 3)                       $     5,077    $  (11,176)
                                               ==========     ==========
Weighted average common shares
  outstanding (Note 3):
  Basic                                            12,502        12,904
  Diluted                                          13,352        12,904

Income (loss) per common share (Note 3):
  Basic                                       $       .41    $     (.87)
                                              ===========    ==========
  Diluted                                     $       .39    $     (.87)
                                              ===========    ==========

                     (See accompanying notes)

                       LSB INDUSTRIES, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)
          Three Months Ended September 30, 1998 and 1997
         (dollars in thousands, except per share amounts)

                                                  1998         1997
                                                             (Note 1)
                                               __________   ___________
Revenues:
  Net sales                                    $   78,773    $    76,536
  Other income, including Tower income of
    $820,000 in 1997 (none in 1998) (Note 5)          146          1,203
                                              ___________     __________
                                                   78,919         77,739
Costs and expenses:
  Cost of sales                                    63,145         61,995
  Selling, general and administrative              14,732         16,474
  Interest                                          4,223          3,986
                                              ___________    ___________
                                                   82,100         82,455
                                              ___________    ___________
Loss before provision for income taxes             (3,181)        (4,716)
Provision for income taxes                             15             63
                                              ___________    ___________
Net loss                                      $    (3,196)   $    (4,779)
                                              ===========     ==========
Net loss applicable to
  common stock (Note 3)                       $    (3,999)   $    (5,582)
                                              ===========     ===========
Weighted average common shares
  outstanding (Note 3):
  Basic                                            12,185         12,832
  Diluted                                          12,185         12,832

Loss per common share (Note 3):
  Basic                                       $      (.33)   $      (.44)
                                              ============    ===========
  Diluted                                     $      (.33)   $      (.44)
                                              ============    ===========

                     (See accompanying notes)

                        LSB INDUSTRIES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Unaudited)
             Nine Months Ended September 30, 1998 and 1997
                       (Dollars in thousands)

                                                  1998          1997
                                               ___________   __________
Cash flows from operations:
  Net income (loss)                            $    7,503    $   (8,750)
  Adjustments to reconcile net income (loss)
    to cash flows used by operations:
      Depreciation, depletion and amortization:
       Property, plant and equipment                8,948         7,809
       Other                                        1,226           888
     Provision for possible losses
       on receivables and other assets              1,588         1,394
     Loss (gain) on sale of assets                (13,584)          282
     Recapture of prior period provisions for
       loss on loans receivable secured by
       real estate                                      -        (1,383)
     Cash provided (used) by changes in assets
       and liabilities:
         Trade accounts receivable                 (7,863)       (6,254)
         Inventories                                1,105         2,540
         Supplies and prepaid items                (2,115)         (672)
         Accounts payable                          (5,255)       (6,616)
         Accrued liabilities                        6,428          (166)
                                              ___________      _________
Net cash used by operations                        (2,019)       (10,928)

Cash flows from investing activities:
    Capital expenditures                           (6,157)        (7,141)
    Principal payments on notes receivable            308            263
    Proceeds from sales of equipment and
     real estate properties                         1,742             87
    Proceeds from sale of the Tower (Note 5)       29,266              -
    Increase in other assets                       (3,096)        (3,101)
                                              ___________     __________
Net cash provided (used) in investing
   activities                                      22,063         (9,892)

Cash flows from financing activities:
    Payments on long-term debt                    (19,878)       (26,290)
    Long-term and other borrowings                    150         54,451
    Net change in revolving debt                    1,373         (2,618)
    Net change in drafts payable                      358           (127)
    Dividends paid (Note 4):
       Preferred Stocks                            (2,426)        (2,424)
       Common Stock                                  (124)          (389)
    Purchases of treasury stock (Note 4)           (3,181)        (1,112)
    Net proceeds from issuance of common stock         72            191
                                                ___________   __________
Net cash provided (used) by financing activities   (23,656)       21,682
                                                ___________   __________
Net increase (decrease) in cash                     (3,612)          862

Cash and cash equivalents at beginning of period     4,934         1,620
                                                 __________   __________

Cash and cash equivalents at end of period       $   1,322    $    2,482
                                                 ==========   ==========

                     (See accompanying notes)

                        LSB INDUSTRIES, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)
              Nine Months Ended September 30, 1998 and 1997


Note 1:  Basis of Presentation  Certain amounts in the Statements
______________________________
of Operations for the nine month and three month periods ended September 30, 1997 have been reclassified to conform to the 1998 presentation of certain other expense items previously included in selling, general and administrative expenses.

Note 2:  Income Taxes    At December 31, 1997, the Company had
_____________________
regular-tax net operating loss ("NOL") carryforwards for tax purposes of approximately $64 million (approximately $31 million alternative minimum tax NOLs). Certain amounts of regular-tax NOL expire beginning in 2000.

The Company's provision for income taxes for the nine months ended September 30, 1998 of $275,000 is for current state income taxes and federal alternative minimum tax.

Note 3:  Earnings Per Share   In 1997, the Financial Accounting
___________________________
Standards Board issued Statement No. 128, Earnings Per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effect of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements.

Net income or loss applicable to common stock is computed by adjusting net income or loss by the amount of preferred stock dividends. Basic income or loss per common share is based upon the weighted average number of common shares outstanding during each period after giving appropriate effect to preferred stock dividends. Diluted income or loss per share is based on the weighted average number of common shares and dilutive common equivalent shares outstanding and the assumed conversion of dilutive convertible securities outstanding, if any, after appropriate adjustment for interest, net of related income tax effects on convertible notes payable, as applicable. The Company has stock options, convertible preferred stock, and a convertible note payable which are potentially dilutive. All of these potentially dilutive securities were antidilutive for the nine months ended September 30, 1997, and the three months ended September 30, 1998 and 1997. Certain convertible preferred stock and certain stock options were antidilutive for the nine month period ended September 30, 1998, and are therefore excluded from the calculation of diluted earnings (loss) per share.

                        LSB INDUSTRIES, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)
             Nine Months Ended September 30, 1998 and 1997

Note 3:  Earnings Per Share (continued)  The following table sets forth the
_______________________________________
computation of basic and diluted earnings per share:
(dollars in thousands, except per share amounts)


                                                     Nine Months
                                                  Ended September 30,
                                               1998               1997
                                            __________        __________
Numerator:
  Net income (loss)                        $    7,503         $    (8,750)
  Preferred stock dividends                    (2,426)             (2,426)
                                           ___________        _____________
  Numerator for 1998 and 1997 basic
    and 1997 diluted earnings per
    share - income (loss) available
    to common stockholders                 $    5,077         $   (11,176)
  Preferred stock dividends on
    preferred stock assumed to be
    converted in 1998                             195                    -
                                           __________          ___________
  Numerator for 1998 diluted earnings
    per share                              $    5,272          $   (11,176)
                                           ==========          ===========
Denominator:
  Denominator for basic earnings per
    share - weighted-average shares            12,502               12,904

  Effect of dilutive securities:
    Employee stock options                        119                    -
    Convertible preferred stock                   727                    -
    Convertible note payable                        4                    -
                                          ___________         ____________
  Dilutive common shares                          850                    -
                                          ___________         ____________
  Denominator for diluted earnings
    per share - adjusted weighted-
    average shares and assumed
    conversions                                13,352               12,904
                                          ===========          ============
  Basic earnings (loss) per share         $       .41          $      (.87)
                                          ===========          ============
  Diluted earnings (loss) per share       $       .39          $      (.87)
                                          ===========          ============

                                                   Three Months
                                                Ended September 30,
                                              1998               1997
                                          ___________         __________

                                          $    (3,196)         $   (4,779)
                                                 (803)               (803)
                                          ____________         ___________



                                          $    (3,999)          $   (5,582)


                                                    -                     -
                                          ____________          ____________

                                          $     (3,999)          $   (5,582)
                                          ============          ============


                                                12,185               12,832


                                                     -                    -
                                                     -                    -
                                                     -                    -
                                          _____________          ___________
                                                     -                    -
                                          _____________          ___________



                                                12,185               12,832
                                          ============            =========

                                          $       (.33)           $    (.44)
                                          ============            ==========

                                          $       (.33)           $    (.44)
                                          ============            ==========

                        LSB INDUSTRIES, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)
             Nine Months Ended September 30, 1998 and 1997

Note 4:  Stockholders' Equity  The table below provides detail of activity in
_____________________________
the stockholders' equity accounts for the nine months ended September 30,
1998: (in thousands)
                                Common Stock     Non-         Capital
                               _______________   redeemable   in excess
                                         Par     Preferred    of par
                               Shares    Value   Stock        Value
                               ______   ______   __________   _________
                                                    (In thousands)
Balance at December 31,
 1997                          15,042   $ 1,504   $ 48,000     $ 38,257
Net income
Foreign currency
  translation adjustment

Comprehensive income (Note 9)
Conversion of 54 shares of
  redeemable preferred stock
  to common stock                   2                                 5
Exercise of stock options          64         7                      65
Dividends declared:
  Common Stock ($.01 per share)
  Series B 12% preferred
    stock ($9.00 per share)
  Series 2 preferred
    stock ($2.44 per share)
  Redeemable preferred
    stock ($10.00 per share)
Purchase of treasury stock      _______   _______    ________    ________

Balance at                          (1)
September 30, 1998              15,108    $ 1,511    $ 48,000    $ 38,327

                Accumulated    Retained
                Other Com-     Earnings              Treasury
                prehensive     (Accumu-   Treasury   Stock
                Income         lated      Stock-     Prefer-
                (Loss)         deficit)   Common     red           Total
                ___________   _________  _________  __________  __________


                $(1,003)      $(29,773)   $(12,289)   $  (200)   $44,496
                                 7,503                             7,503

                   (930)                                            (930)
                                                                 ________
                                                                   6,573


                                                                       5
                                                                      72

                                  (124)                            (124)

                                  (180)                            (180)

                                (2,231)                          (2,231)

                                   (15)                             (15)
                                           (3,181)                (3,181)
                ________      _________   ________    ________   _______
                $(1,933)      $(24,820)  $(15,470)   $    (200)  $45,415
                ========      =========   ========   =========   =======

(1) Includes 3,080 shares of the Company's Common Stock held in treasury. Excluding the 3,080 shares held in treasury, the outstanding shares of the Company's Common Stock at September 30, 1998 were 12,028.

                        LSB INDUSTRIES, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)
              Nine Months Ended September 30, 1998 and 1997


Note 5:  Sale of the Tower  In March 1998, a subsidiary of the
_________________________
Company closed the sale of the Tower office building. The Company realized net proceeds of approximately $29.3 million from the sale. Proceeds from the sale were used to retire the outstanding indebtedness of approximately $12.6 million in March 1998, for which this property served as collateral. Approximately $16.5 million of the remaining proceeds were used to reduce indebtedness outstanding under the Company's Revolving Credit Facility. The Company recognized a gain on the sale of the property of approximately $13 million in the first quarter of 1998.

Note 6:  Commitments and Contingencies
______________________________________

Nitric Acid Project
___________________

In June 1997, two wholly owned subsidiaries of the Company, El Dorado Chemical Company ("EDC"), and El Dorado Nitrogen Company ("EDNC"), entered into a series of agreements with Bayer Corporation ("Bayer") (collectively, the "Bayer Agreement"). Under the Bayer Agreement, EDNC is acting as an agent to construct, and upon completion of construction, will operate a nitric acid plant (the "EDNC Baytown Plant") at Bayer's Baytown, Texas chemical facility. EDC has guaranteed the performance of EDNC's obligations under the Bayer Agreement. Under the terms of the Bayer Agreement, EDNC is to lease the EDNC Baytown Plant pursuant to a leveraged lease from an unrelated third party with an initial lease term of ten years from the date on which the EDNC Baytown Plant becomes fully operational. Upon expiration of the initial ten-year term from the date the EDNC Baytown Plant becomes operational, the Bayer Agreement may be renewed for up to six renewal terms of five years each; however, prior to each renewal period, either party to the Bayer Agreement may opt against renewal. It is anticipated that construction of the EDNC Baytown Plant will cost approximately $65 million and will be completed in the first quarter of 1999. Construction financing of the EDNC Baytown Plant is being provided by an unaffiliated lender. Neither the Company, EDC nor EDNC has guaranteed any of the lending obligations for the EDNC Baytown Plant. In connection with the leveraged lease, the Company entered into an interest rate forward agreement to fix the effective rate of interest implicit in such lease. As of September 30, 1998, the fair value of such agreement represented a liability of $7.3 million for which the Company has posted margin and letters of credit totaling the same. Bayer has agreed to reimburse the Company for 50% of the ultimate cost of the hedging contract associated with the interest rate forward agreement. See Note 8, "Changes in Accounting", for the expected accounting upon adoption of SFAS #133.

                       LSB INDUSTRIES, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)
             Nine Months Ended September 30, 1998 and 1997

EDNC has agreed in the Bayer Agreement that, prior to completion of EDNC's Baytown Plant, EDNC will deliver to Bayer a certain amount of Bayer's needs for nitric acid at Bayer's Baytown Plant. In
1998, EDNC began delivering nitric acid to Bayer that it has purchased from EDC and unaffiliated third party vendors.

Debt Guarantee
______________

The Company has guaranteed approximately $2.6 million of indebtedness of a start-up aviation company, Kestrel Aircraft Company, in exchange for an ownership interest, to which no value has been assigned as of September 30, 1998. The Company has made investments in and advances to the aviation company totaling $1.2 million as of September 30, 1998 and is accruing losses of the aviation company based on its ownership percentage (44.2% as of September 30, 1998). The Company has recorded losses of $3.4 million ($1.1 million during the first nine months of 1998) related to the debt guarantee and advances. The debt guarantee relates to a $2 million term note and up to $600,000 of a $2 million revolving credit facility. The $2 million term note requires interest only payments through September 1998; thereafter, it requires monthly principal payments of $11,111 plus interest beginning in October 1998 until it matures on August 8, 1999, at which time all outstanding principal and unpaid interest are due. In the event of default of this note, the Company is required to assume payments on the note with the term extended until August, 2004. The $2 million revolving credit facility, on which a subsidiary of the Company has guaranteed up to $600,000 of indebtedness, has an outstanding balance of $2.0 million at September 30, 1998. As of the date of this report, the aviation company is in default on the required payments for both of the above-described debt instruments, subject to expiration of grace periods. In the event the aviation company does not pay the delinquent amounts within the allowed grace periods, the lenders could require the Company to honor its guarantees. Under the terms of these note instruments, upon written notice from the lenders, if the aviation company does not cure its conditions of default within a specified period of time, the guarantors become primarily responsible for the payments of the notes. The $600,000 guarantee is on a line of credit that has a maturity date of November 18, 1998; therefore, if not refinanced or otherwise cured, it may become due and payable by the Company in the fourth quarter of 1998.

As of the date of this report, no demand has been made upon the Company's guarantees for either the $2.0 million note or the line of credit. The aviation company continues to have discussions with potential investors who appear to have adequate resources to complete the certification process and begin commercial production.

                        LSB INDUSTRIES, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)
             Nine Months Ended September 30, 1998 and 1997

Should the potential investors ultimately provide funding to the aviation company, it is expected that the Company will not be required to perform for the full amount under the $2.0 million note guarantee, and may also recover a portion of its investment in and advances to the aviation company previously written off.

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

   No legal action has yet been filed. The amount of the Company's cost associated with the clean-up of the site is unknown due to continuing changes in the estimated total cost of clean-up of the site and the percentage of the total waste which was alleged to have been contributed to the site by the Company. As of September 30, 1998, the Company has accrued an amount based on a preliminary settlement proposal by the alleged potential responsible parties; however, there is no assurance such proposal will be accepted. The amount accrued is not material to the Company's financial position or results of operations. This estimate is subject to material change in the near term as additional information is obtained.

                        LSB INDUSTRIES, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)
             Nine Months Ended September 30, 1998 and 1997

B. A subsidiary of the Company submitted to the State of Arkansas a "Groundwater Monitoring Work Plan" which was approved by the State of Arkansas. Pursuant to the Groundwater Monitoring Work Plan, the subsidiary has performed phase I and II groundwater investigations, and submitted a risk assessment report to the State of Arkansas. The risk assessment report is currently being held in abeyance by the State of Arkansas. On August 10, 1998, the subsidiary entered into a Consent Administrative Agreement ("CAA") with the State of Arkansas, which requires the implementation of interim measures to reduce the concentrations of nitrates in the shallow groundwater.

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

   During May, 1997, approximately 2,300 gallons of caustic material spilled when a valve in a storage vessel failed, which was released to a storm water drain, and according to ADPC&E records, resulted in a minor fish kill in a drainage ditch near EDC's El Dorado, Arkansas, facility ("El Dorado Facility"). The referenced CAA resolves this spill by requiring EDC to implement wastewater minimization characterization, and enhanced treatment in order to meet more stringent effluent limits by February 1, 2002. The CAA includes a civil penalty in the amount of $183,700 which includes $42,000 that has already been paid by funding an environmental project in the community, and $125,000 which

                        LSB INDUSTRIES, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)
             Nine Months Ended September 30, 1998 and 1997


   will be paid in the form of environmental improvements at the El Dorado Plant over a five year period. EDC paid stipulated penalties in the amount of $5,000 relating to upset conditions occurring in September, 1998.

C. A civil cause of action has been filed against the Company's Chemical Business and five (5) other unrelated commercial explosives manufacturers alleging that the defendants allegedly violated certain federal and state antitrust laws in connection with alleged price fixing of certain explosive products. The plaintiffs are suing for an unspecified amount of damages, which, pursuant to statute, plaintiffs are requesting be trebled, together with costs. Based on the information presently available to the Company, the Company does not believe that the Chemical Business conspired with any party, including but not limited to, the five (5) other defendants, to fix prices in connection with the sale of commercial explosives. Discovery has only recently commenced in this matter. The Chemical Business intends to vigorously defend itself in this matter.

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

                         LSB INDUSTRIES, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)
              Nine Months Ended September 30, 1998 and 1997


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

Note 7: Long-Term Debt  In November, 1997, the Company's wholly
______________________
owned subsidiary, ClimaChem, Inc. ("ClimaChem"), completed the sale of $105 million principal amount of 10 3/4% Senior Notes due 2007, which Senior Notes were exchanged with registered senior notes of the same amount and substantially the same terms in April, 1998 (the "Notes"). Interest on the Notes is payable semiannually in arrears on June 1 and December 1 of each year, and the principal is payable in the year 2007. The Notes are senior unsecured obligations of ClimaChem and rank pari passu in right of payment to all existing senior unsecured indebtedness of ClimaChem and its subsidiaries. The Notes are effectively subordinated to all existing and future senior secured indebtedness of ClimaChem.

Except as described below, the Notes are not redeemable at ClimaChem's option prior to December 1, 2002. After December 1, 2002, the Notes will be subject to redemption at the option of ClimaChem, in whole or in part, at the redemption prices set forth in the indenture relating to the Notes between ClimaChem, the

                        LSB INDUSTRIES, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)
             Nine Months Ended September 30, 1998 and 1997


guarantors and the trustee ("Indenture"), plus accrued and unpaid interest thereon, plus liquidated damages, if any, to the applicable redemption date. In addition, until December 1, 2000, up to $35 million in aggregate principal amount of the Notes is redeemable, at the option of ClimaChem, at a price of 110.75% of the principal amount of the Notes, together with accrued and unpaid interest, if any, thereon, plus liquidated damages; provided, however, that at least $65 million in aggregate principal amount of the Notes remain outstanding following such redemption.

In the event of a change of control of the Company or ClimaChem, holders of the Notes will have the right to require ClimaChem to repurchase the Notes, in whole or in part, at a redemption price of 101% of the principal amount thereof, plus accrued and unpaid interest, if any, thereon, plus liquidated damages, if any, to the date of repurchase.

ClimaChem owns substantially all of the companies comprising the Company's Chemical and Climate Control Businesses. ClimaChem is a holding company with no assets or operations other than its investments in its subsidiaries, and each of its subsidiaries is wholly owned, directly or indirectly, by ClimaChem. ClimaChem's payment obligations under the Notes are fully, unconditionally and joint and severally guaranteed by all of the existing subsidiaries of ClimaChem, except for El Dorado Nitrogen Company ("EDNC"). The assets, equity, and earnings of EDNC are currently inconsequential to ClimaChem. Separate financial statements and other disclosures concerning the guarantors are not presented herein because management has determined they are not material to investors. Summarized consolidated balance sheet information of ClimaChem and its subsidiaries as of December 31, 1997 and September 30, 1998 and the results of operations for the nine month and three month periods ended September 30, 1998 and September 30, 1997, are detailed below.

                        LSB INDUSTRIES, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)
             Nine Months Ended September 30, 1998 and 1997


Note 7:  (continued)
____________________

                                            September 30,     December 31,
                                                1998              1997
                                            ______________________________
                                                    (In thousands)
                                                     (unaudited)
Balance sheet data:

Current assets                              $    90,625       $    92,741

Property, plant and equipment                    81,057            84,329

Notes receivable from LSB and affiliates         13,443            13,443

Other assets                                     11,173            10,362
                                             __________        __________
Total assets                                 $  196,298        $  200,875
                                             ==========        ==========

Current liabilities                          $   38,109        $   38,004

Long-term debt                                  121,782           126,346

Other                                             9,236             9,236

Stockholder's equity                             27,171            27,289
                                              _________         _________
Total liabilities and stockholder's equity   $  196,298        $  200,875
                                             ==========        ==========

                          Nine Months Ended          Three Months Ended
                             September 30,              September 30,
                           1998         1997          1998          1997
                        __________________________________________________
                                           (In thousands)
                                            (unaudited)
Operations data:

Total revenues         $  202,718   $  200,877     $   65,390   $   62,541

Costs and expenses:

  Costs of sales          160,099      161,684         52,660       50,021

  Selling, general
    and administrative     30,566       28,005         10,217        9,287

  Interest                  9,333        6,587          3,060        2,332
                        _________   __________     __________   __________
                          199,998      196,276         65,937       61,640
                        _________   __________     __________   ___________
Income (loss) before
  provision for
  income taxes              2,720        4,601           (547)         901

Income tax provision        1,908        1,821            208          320
                        _________   __________     ___________   __________

Net income (loss)      $      812   $    2,780     $     (755)   $     581
                       ==========   ==========     ===========   ==========

                         LSB INDUSTRIES, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)
              Nine Months Ended September 30, 1998 and 1997

Note 7:  (continued)
____________________

   At September 30, 1998, the Company and ClimaChem were not in compliance with certain financial covenants related to debt instruments other than the Notes. In November, 1998, the Company and ClimaChem obtained waivers for such noncompliance and amendments to reset the covenants where applicable. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" - "Sources of Funds" for further discussion of such waivers and debt instruments.

Note 8:  Changes in Accounting  Effective January 1, 1998, the
______________________________
Company changed its method of accounting for the costs of computer software developed for internal use to capitalize costs incurred after the preliminary project stage as outlined in Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). These costs capitalized will be amortized over their estimated useful life. Prior to 1998, these costs were expensed as incurred. The effect of this change on net income for the nine months ended September 30, 1998 was not material.

In the second quarter of 1998, the Accounting Standards Executive Committee of the Securities and Exchange Commission released Statement of Position 98-5 "Reporting on the Costs of Start-up Activities" ("SOP 98-5"). SOP 98-5 requires that the costs of start-up activities, including organization costs, be expensed as incurred. As of September 30, 1998, the start-up costs the Company has capitalized on its balance sheet are immaterial. SOP 98-5 is effective for fiscal years ending after December 15, 1998. The Company expects to adopt SOP 98-5 no later than the first quarter of 1999.

In June, 1998, the Financial Accounting Standards Board issued Statement No. 133 ("SFAS #133"), Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company has not yet determined when this new Statement will be adopted. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's

                        LSB INDUSTRIES, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)
             Nine Months Ended September 30, 1998 and 1997


change in fair value will be immediately recognized in earnings. The Company has not yet determined what all of the effects of SFAS #133 will be on the earnings and financial position of the Company; however, the Company expects that the Interest Rate Forward Agreement discussed in Note 6, "Nitric Acid Project", will be accounted for as a cash flow hedge upon adoption of SFAS #133, with the effective portion of the hedge being classified in equity in accumulated other comprehensive income or loss. The amount included in accumulated other comprehensive income or loss will be amortized to income over the initial term of the leveraged lease.

Note 9:  Comprehensive Income  Effective January 1, 1998, the
_____________________________
Company adopted Financial Accounting Standard No. 130 "Reporting Comprehensive Income" ("SFAS 130"). The provisions of SFAS 130 require the Company to classify items of other comprehensive income in the financial statements and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The Company has also made similar reclassifications for all prior periods for comparative purposes. Other comprehensive income for the nine month and three month periods ended September 30, 1998 and 1997 is detailed below.

                                Nine Months                 Three Months
                                   Ended                       Ended
                                ___________                 ____________
                          9/30/98         9/30/97      9/30/98        9/30/97
                         ____________________________________________________
                                                 (In thousands)
Net income (loss)        $ 7,503         $ (8,750)     $ (3,196)     $ (4,779)

Foreign currency
   translation loss         (930)            (859)         (324)         (309)
                         _______         ________     __________     _________
Comprehensive income
   (loss)                $ 6,573         $ (9,609)     $ (3,520)     $ (5,088)
                         =======         =========     ========       ========

Note 10:  Proposed Transaction
______________________________

   During August, 1998, the Company announced its intent, subject to satisfactory completion of certain conditions, to spin-off the Automotive Products Business ("Automotive") to its shareholders as a dividend. The shares in Automotive would be distributed by the Company to the Company's shareholders on a pro-rata basis, with the exact number of shares of Automotive to be issued in connection with the spin-off to be determined. The spin-off of Automotive is subject to, among other things, receipt by the Company from the Internal Revenue Service or an opinion of counsel of confirmation of tax-free treatment, certain Securities and Exchange Commission filings, arrangement for lines of credit for Automotive, and the

                        LSB INDUSTRIES, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)
              Nine Months Ended September 30, 1998 and 1997

Company's Board of Directors' approval. There are no assurances that the Company will spin-off Automotive.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS


   The following Management's Discussion and Analysis of
Financial Condition and Results of Operations ("MD&A") should be read in conjunction with a review of the Company's September 30, 1998 Condensed Consolidated Financial Statements.

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

   On August 5, 1998, the Company announced its intent, subject to satisfactory completion of certain conditions, to spin-off the Automotive Products Business ("Automotive") to its shareholders as a dividend. The shares in Automotive would be distributed to LSB shareholders on a pro-rata basis, with the exact number of shares of Automotive to be issued in connection with the spin-off to be determined. The spin-off of Automotive is subject to, among other things, receipt by the Company from the Internal Revenue Service or an opinion of counsel of confirmation of tax-free treatment, certain Securities and Exchange Commission filings, arrangement for lines of credit for Automotive, and LSB Board of Directors' approval. Subject to completion of the above conditions, management believes that the spin-off will be completed in the first quarter of 1999. There are no assurances that the Company will spin-off Automotive.

   Information about the Company's operations in different industry segments for the nine months and three months ended
September 30, 1998 and 1997 is detailed below.

                             Nine Months Ended           Three Months Ended
                             _________________           __________________
                              1998        1997            1998       1997
                             ______      _____           ______     _______
                                              (In thousands)
                                                (Unaudited)
Sales:
  Chemical                  $112,218       $122,853    $ 34,695     $  32,658
  Climate Control             89,894         77,526      30,637        29,704
  Automotive Products         31,274         27,245      10,076        10,208
  Industrial Products         10,856         11,413       3,365         3,966
                            ________       ________    ________     _________
                            $244,242       $239,037    $ 78,773     $  76,536
                            ========       ========    ========     =========
Gross profit (1):
  Chemical                  $ 15,762       $ 16,388    $  3,453     $   3,605
  Climate Control             26,499         22,469       9,178         8,786
  Automotive Products          6,985          3,311       2,019         1,085
  Industrial Products          2,678          2,674         978         1,065
                            ________       ________    ________     _________
                            $ 51,924       $ 44,842    $ 15,628     $  14,541
                            ========       ========    ========     =========

Operating profit (loss) (2):
  Chemical                  $  5,702       $  5,288    $     91     $     554
  Climate Control             10,395          7,721       4,083         3,330
  Automotive Products           (337)        (4,447)       (408)       (1,559)
  Industrial Products           (780)          (880)       (262)         (170)
                            ________       ________    ________     _________
                              14,980          7,682       3,504         2,155

General corporate expenses
  and other                   (7,133)        (5,862)     (2,462)       (2,885)
Interest expense             (13,062)       (10,382)     (4,223)       (3,986)
Gain on sale of the Tower     12,993              -           -             -
                            ________       ________    ________     _________
Income (loss) before pro-
  vision for income taxes   $  7,778       $ (8,562)   $ (3,181)    $  (4,716)
                            ========       ========    ========     =========

(1)   Gross profit by industry segment represents net sales less cost of sales.

(2) Operating profit (loss) by industry segment represents revenues less operating expenses before deducting general corporate expenses, interest expense and income taxes and, in 1998, before gain on sale of the Tower.

Chemical Business
_________________

   Although sales in the Chemical Business have declined from $122.9 million in the nine months ended September 30, 1997, to $112.2 million in the nine months ended September 30, 1998 (a decrease of 8.7%), the operating profit has increased from $5.3 million in the first nine months of 1997 to $5.7 million in the first nine months of 1998 (an increase of 7.8%).

   During the first nine months of 1997, limitations on production, as a result of certain mechanical and design problems relating to the construction and start-up of a concentrated nitric acid plant, resulted in significant fixed costs being expended as period costs rather than being absorbed as cost of product being produced and sold. In addition, significant amounts were expended for engineering, consulting, and other costs to bring the nitric acid plant up to its stated capacity.

   Additionally, the cost of the Chemical Business' primary raw material, anhydrous ammonia, averaged approximately $186 per ton in the first nine months of 1997, compared to approximately $160 per ton in the first nine months of 1998. The Chemical Business purchases approximately 220,000 tons of anhydrous ammonia per year under two contracts, both effective as of January 1, 1997. The Company's purchase price of anhydrous ammonia under these contracts can be higher or lower than the current market spot price of anhydrous ammonia. Pricing is subject to variations due to numerous factors contained in these contracts. Based on the price calculations contained in the contracts, one contract is presently priced above the current market spot price. The Chemical Business is required to purchase approximately one half of its requirements from each of the suppliers under the terms of the contracts.

   The ammonia industry has added an additional one million tons of capacity of anhydrous ammonia in the western hemisphere in 1998 and the Company believes there is approximately one million tons of additional annual capacity of anhydrous ammonia being constructed in the western hemisphere scheduled for completion in 1999. The Company believes this additional capacity may contribute to a decline in the future market price of anhydrous ammonia.

   In 1998, the Chemical Business has been adversely affected by the extreme drought conditions in the mid-south market during the primary fertilizer season, followed by excess wet conditions and floods in the fall season, resulting in substantially lower volume and lower sales prices for certain of its products sold in its agricultural markets.

   During July, 1997, a subsidiary of the Company entered into an agreement with Bayer Corporation ("Bayer") whereby one of the Company's subsidiaries is acting as agent to construct a nitric acid plant located within Bayer's Baytown, Texas chemical plant complex. This plant, when constructed, will be operated by the Company's subsidiary and will supply nitric acid for Bayer's polyurethane business under a long-term supply contract.
Management estimates that, after the initial startup phase of operations at the plant, at full production capacity based on terms of the Bayer Agreement and dependent upon the price of anhydrous ammonia, based on the price of anhydrous ammonia as of the date of this report, the plant should generate approximately $35 million to $50 million in annual gross revenues. It is anticipated that the construction of the nitric acid plant at Bayer's facility in Baytown, Texas, will cost approximately $65 million and construction is scheduled to be completed in the first quarter of 1999. The Company's subsidiary is to lease the nitric acid plant pursuant to a leverage lease from an unrelated third party for an initial term of ten (10) years from the date that the plant becomes fully operational, and the construction financing of this plant is being provided by an unaffiliated lender.

   The results of operation of the Chemical Business' Australian subsidiary have been adversely affected due to the recent economic developments in certain countries in Asia. These economic developments in Asia have had a negative impact on the mining industry in Australia which the Company's Chemical Business services. As these adverse economic conditions in Asia have continued, such have had an adverse effect on the Company's consolidated results of operations in 1998. The Company has received an offer to sell its Australian subsidiary. There are no assurances that the Company would sell the Australian subsidiary.

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

   As indicated in the above table, the Climate Control Business reported improved sales (an increase of 16.0%) and improved operating profit (an increase of 34.6%) for the first nine months of 1998 as compared to the first nine months of 1997.

Automotive and Industrial Products Businesses
_____________________________________________

   As indicated in the above table, during the nine months ended September 30, 1998 and 1997, respectively, the Automotive and Industrial Products Businesses recorded combined sales of $42.1 million and $38.7 million, respectively, and reported operating losses (as defined above) of $1.1 million and $5.3 million, respectively. The net investment in assets of these Businesses has decreased consistently during the last three years and the Company expects to realize further reductions in future periods. See "Overview - General" for a discussion of the Company's intent to spin-off the Automotive Business, subject to numerous conditions precedent.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 1998 vs. Nine Months Ended
September 30, 1997
___________________________________________________________

     Revenues
     ________

     Total revenues for the nine months ended September 30, 1998 and 1997 were $258.7 million and $243.7 million, respectively (an increase of $15.0 million). Sales increased $5.2 million and other income decreased $3.2 million. Additionally, in March, 1998, a subsidiary of the Company closed the sale of an Oklahoma City office building ("the Tower"). The Company recognized a pre-tax gain on the sale of the Tower of approximately $13.0 million in the first quarter of 1998. The decrease in other income of $3.2 million was primarily due to non-recurring operations of the Tower, which was sold in March, 1998.

     Net Sales
     _________

     Consolidated net sales included in total revenues for the nine months ended September 30, 1998 were $244.2 million, compared to $239.0 million for the first nine months of 1997, an increase of $5.2 million. This increase in sales resulted principally from:
(i) increased sales in the Climate Control Business of $12.4 million, primarily due to increased volume and price increases in both the heat pump and fan coil product lines, and (ii) increased sales in the Automotive Products Business of $4.0 million primarily due to improved volume of units being shipped to original equipment manufacturers and new customers, offset by (iii) decreased sales in the Industrial Products Business of $.6 million due to decreased sales of machine tools, and (iv) decreased sales in the Chemical Business of $10.6 million primarily due to lower sales volume in the U.S. of agricultural and blasting products and decreased business volume of its Australian subsidiary. Sales were lower in the Chemical Business during the first nine months of 1998, compared to the first nine months of 1997, as a result of adverse weather conditions in its agricultural markets during the spring and fall planting seasons. Blasting sales in the Chemical Business declined as a result of elimination of certain low profit margin sales and decreased volume in the Australian subsidiary resulting from adverse economic developments in Asia.

     Gross Profit
     ____________

    Gross profit was 21.3% for the first nine months of 1998, compared to 18.8% for the first nine months of 1997. The increase in the gross profit percentage was due primarily to (i) increased absorption of costs due to higher production volumes and improved experience with returns and allowances in the Automotive Products Business, (ii) lower production costs in the Chemical Business due to the effect of lower prices of anhydrous ammonia in 1998, (iii) lower unabsorbed overhead costs caused by excessive downtime related to problems associated with mechanical failures at the Chemical Business' primary manufacturing plant in the first half of 1997, and (iv) lower material costs as a result of improved unit cost of certain raw materials in the Climate Control Business.

     Selling, General and Administrative Expense
     ___________________________________________

    Selling, general and administrative ("SG&A") expenses as a percent of net sales were 18.6% and 19.9% in the nine month periods ended September 30, 1998 and 1997, respectively. This decrease is primarily the result of (i) a comprehensive cost reduction program implemented by the Company, (ii) increased sales volume in the Climate Control and Automotive Products Businesses without an equivalent corresponding increase in SG&A, (iii) decreased professional fees related to general litigation, and (iv) decreased SG&A on the operations of the Tower since it was sold in March of 1998 but was included for the full nine months in 1997.

     Interest Expense
     ________________

   Interest expense for the Company was approximately $13.1 million during the nine months ended September 30, 1998, compared to approximately $11.5 million, before deducting capitalized interest, during the nine months ended September 30, 1997. During the first nine months of 1997, $1.1 million of interest expense was capitalized in connection with construction of the DSN Plant. The 1998 increase of $1.6 million before the effect of capitalization primarily resulted from increased borrowings.

     Income (Loss) Before Tax
     ________________________

     The Company had income before income taxes of $7.8 million in the first nine months of 1998 compared to a loss before income taxes of $8.6 million in the nine months ended September 30, 1997. The increased profitability of $16.4 million was primarily due to the gain on the sale of the Tower and increased sales and gross profits as previously discussed, partially offset by increased interest expense.

     Provision For Income Taxes
     __________________________

     As a result of the Company's net operating loss carryforward for income tax purposes as discussed elsewhere herein and in Note
2 of Notes to Condensed Consolidated Financial Statements, the Company's provisions for income taxes for the nine months ended September 30, 1998 and the nine months ended September 30, 1997 are for current state income taxes and federal alternative minimum taxes.

Three Months Ended September 30, 1998 vs. Three Months Ended
September 30, 1997.
____________________________________________________________

   Revenues
   ________

   Total revenues for the three months ended September 30, 1998 and 1997 were $78.9 million and $77.7 million, respectively (an increase of $1.2 million). Sales increased $2.2 million and other income decreased $1.0 million. Other income decreased because the three month period ended September 30, 1997 included operations of the Tower, which was sold in March, 1998.

   Net Sales
   _________

   Consolidated net sales included in total revenues for the three months ended September 30, 1998 were $78.8 million, compared to $76.5 million for the third quarter of 1997, an increase of $2.3 million. This increase in sales resulted principally from: (i) increased sales in the Chemical Business of $2.0 million primarily due to sales of nitric acid products pursuant to the Bayer Agreement (see Note 6 of Notes to Condensed Consolidated Financial Statements), offset by reduced sales of the Australian subsidiary, and (ii) increased sales in the Climate Control Business of $.9 million due to price increases and improved demand for the heat pump products offered by this business, offset by (iii) decreased sales in the Industrial Products Business of $.6 million due to decreased sales of machine tools, and (iv) decreased sales in the Automotive Products Business of $.1 million.

   Gross Profit
   ____________
   Gross profit was 19.8% for the third quarter of 1998, compared to 19.0% for the third quarter of 1997. The increase in the gross profit percentage was due primarily to (i) increased absorption of costs due to higher production volumes and improved experience with returns and allowances in the Automotive Products Business, and
(ii) lower material costs caused by improved unit cost of certain raw materials in the Climate Control Business.

   Selling, General and Administrative Expense
   ___________________________________________

   Selling, general and administrative ("SG&A") expenses as a percent of net sales were 18.7% in the three month period ended September 30, 1998, compared to 21.5% for the third quarter of 1997. This decrease is primarily the result of (i) a comprehensive cost reduction program implemented by the Company, (ii) increased sales volume in the Climate Control Business without an equivalent corresponding increase in SG&A, (iii) decreased professional fees related to general litigation, and (iv) decreased SG&A on the operations of the Tower since it was sold in March of 1998.

   Interest Expense
   ________________

   Interest expense for the Company was $4.2 million during the third quarter of 1998, compared to $4.0 million during the third quarter of 1997. The increase of $.2 million primarily resulted from increased borrowings.

   Loss Before Taxes
   _________________

   The Company had a loss before income taxes of $3.2 million in the third quarter of 1998, compared to a loss before income taxes of $4.7 million in the three months ended September 30, 1997. The difference is composed principally of improved sales and gross profit and a reduction in SG&A, offset by a reduction in other income due to the sale of the Tower.

Liquidity and Capital Resources
_______________________________

Cash Flow From Operations
_________________________

   Historically, the Company's primary cash needs have been for operating expenses, working capital and capital expenditures. The Company has financed its cash requirements primarily through internally generated cash flow and borrowings under its revolving credit facilities, and more recently, by the issuance of senior unsecured notes by a wholly owned subsidiary and the sale of the Tower. See "Sources of Funds" below.

   Net cash used by operations for the nine months ended
September 30, 1998 was $2.0 million, after adding back to income $10.2 million for noncash depreciation and amortization, $1.6 million in provisions for possible losses on accounts receivable, notes receivable and a loan guarantee and subtracting from income $13.6 million in gains from sales of the Tower and other real estate properties and includes the following changes in assets and liabilities: (i) accounts receivable increases of $7.9 million;
(ii) inventory decreases of $1.1 million; (iii) increases in supplies and prepaid items of $2.1 million; and (iv) increases in accounts payable and accrued liabilities of $1.2 million. The increase in accounts receivable is due to increased sales and extended terms to new customers in the Automotive Products Businesses, increased sales in the Climate Control Business (see "Results of Operations" for discussion of increase in sales) and seasonal sales of agricultural products and initial sales under the Bayer Agreement in the Chemical Business. The decrease in inventory was due primarily to a decrease at the Chemical Business due to seasonal sales of agricultural products offset by inventory increases in the Climate Control Business necessary to meet increased sales demand. The increase in supplies and prepaid items resulted primarily from an increase in maintenance and manufacturing supplies in the Chemical Business. The increase in accounts payable and accrued liabilities is primarily due to accrued interest expense related to senior unsecured notes which are payable semi-annually.

Cash Flow From Investing And Financing Activities
_________________________________________________

   Cash provided by investing activities for the nine months ended September 30, 1998 included cash proceeds of $29.3 million received on the sale of the Tower (see Note 5 of Notes to Condensed Consolidated Financial Statements) and proceeds from sales of other property of $1.7 million offset by $6.2 million in capital expenditures and $3.1 million used to increase other assets. The capital expenditures took place primarily in the Chemical and Climate Control Businesses to enhance production and product delivery capabilities. The increase in other assets includes approximately $900,000 of cash advances to a start-up aviation company as discussed later in this report under "Debt Guarantee" and approximately $600,000 of deposits made in connection with an interest rate hedge contract related to the agreement with Bayer. See Note 6 of Notes to Condensed Consolidated Financial Statements.

   Net cash used by financing activities included (i) payments on long-term debt of $19.9 million, including the $12.6 million payoff of the mortgage on the Tower, (ii) net decreases in revolving debt of $1.4 million, after application of net proceeds of $16.5 million from the sale of the Tower, (iii) increases in drafts payable of $.4 million, (iv) dividends of $2.5 million, and (v) treasury stock purchases of $3.2 million.

   During the first nine months of 1998, the Company declared and paid dividends totaling $2.5 million, as follows: (i) $9.00 per share on each of the outstanding shares of its Series B 12% Cumulative Convertible Preferred Stock; (ii) $2.44 per share on each outstanding share of its $3.25 Convertible Exchangeable Class C Preferred Stock, Series 2; (iii) $.01 per share on each outstanding share of its Common Stock; and (iv) $10.00 per share on each outstanding share of its Convertible Noncumulative Preferred Stock.

Source of Funds
_______________

   The Company is a diversified holding Company and its liquidity is dependent, in large part, on the operations of its subsidiaries and credit agreements with lenders.

   ClimaChem, Inc., a wholly owned subsidiary of the Company, owns substantially all of the Company's Chemical and Climate Control Businesses. ClimaChem, Inc. and its subsidiaries (collectively "ClimaChem") issued in November, 1997, senior unsecured notes which were exchanged with registered senior notes of the same amount and substantially the same terms in April, 1998 ("Notes") in the aggregate amount of $105 million pursuant to the terms of an indenture (the "Indenture"). The Notes are jointly and severally and fully and unconditionally guaranteed on a senior basis by all, except for one inconsequential subsidiary, of the existing and all of the future subsidiaries of ClimaChem. The Company is neither an issuer of, nor a guarantor under, the Notes.

   Interest on the Notes is payable semiannually on June 1 and December 1 of each year, commencing June 1, 1998. The Notes will mature on December 1, 2007, unless earlier redeemed. The Notes are redeemable at the option of ClimaChem on December 1, 2002, at 105.375% of the principal amount declining to face amount at December 1, 2005 and thereafter under the terms set forth in the Indenture. The Notes are effectively subordinated to all secured indebtedness of ClimaChem and its subsidiaries.

   Under the terms of the Indenture, ClimaChem can transfer funds to the Company in the form of cash dividends or other distributions for (i) the amount of taxes that ClimaChem would be required to pay if they were not consolidated with the Company and (ii) an amount not to exceed fifty percent (50%) of ClimaChem's net income for the year in question and (iii) the amount of direct and indirect costs and expenses incurred by the Company on behalf of ClimaChem pursuant to a certain services agreement and a certain management agreement to which ClimaChem and the Company are parties.

   The Company and certain of its subsidiaries are parties to a working capital line of credit evidenced by four separate loan agreements ("Revolving Credit Agreements") with an unrelated lender ("Lender") collateralized by receivables, inventory, and proprietary rights of the Company and the subsidiaries that are parties to the Revolving Credit Agreements and the stock of certain of the subsidiaries that are borrowers under the Revolving Credit Agreements. The Revolving Credit Agreements, as amended, provide for revolving credit facilities ("Revolver") for total direct borrowings up to $65.0 million, including the issuance of letters of credit. The Revolver provides for advances at varying percentages of eligible inventory and trade receivables. The Revolving Credit Agreements, as amended, provide for interest at the lender's prime rate plus .5% per annum or, at the Company's option, on the Lender's LIBOR rate plus 2.875% per annum (which rates are subject to increase or reduction based upon achieving specified availability and adjusted tangible net worth levels). At September 30, 1998, the effective interest rate was 8.75%. The term of the Revolving Credit Agreements is through December 31, 2000, and is renewable thereafter for successive thirteen month terms. At September 30, 1998, the availability for borrowings, based on eligible collateral, approximated $52.2 million ($34.7 million applicable to ClimaChem). Borrowings under the Revolver outstanding at September 30, 1998, were $20.6 million ($4.3 million applicable to ClimaChem). Availability for additional borrowings under the Revolver at September 30, 1998 approximated $31.6 million ($30.4 million applicable to ClimaChem). The Revolving Credit Agreements, as amended, require the Company to maintain certain financial ratios and contain other financial covenants, including tangible net worth requirements and capital expenditure limitations. At September 30, 1998, the Company and ClimaChem were not in compliance with certain of these financial covenants. In November, 1998, the Company and ClimaChem obtained waivers for such noncompliance and amendments to reset the covenants to amounts the Company and ClimaChem expect to achieve in future periods. The annual interest on the outstanding debt under the Revolver at September 30, 1998 at the rates then in effect would approximate $1.8 million. The Revolving Credit Agreements also require the payment of an annual facility fee of 0.5% of the unused revolver.

   In addition to the Revolving Credit Agreements discussed above, as of September 30, 1998, the Company's wholly-owned subsidiary, DSN Corporation ("DSN"), is a party to several loan agreements with a financial company (the "Financing Company") for three projects. At September 30, 1998, DSN had outstanding borrowings of $11.6 million under these loans. The loans have repayment schedules of 84 consecutive monthly installments of principal and interest. The interest rate on each of the loans is fixed and range from 8.2% to 8.9%. Annual interest, for the three notes as a whole, at September 30, 1998, at the agreed to interest rates would approximate $1.0 million. The loans are secured by the various DSN property and equipment. The loan agreements require ClimaChem to maintain certain financial ratios, including tangible net worth requirements. At September 30, 1998, ClimaChem was not in compliance with the tangible net worth covenant of these agreements. In November, 1998, ClimaChem obtained a waiver for such noncompliance and a waiver through September, 1999 for future noncompliance, if appropriate. The Company expects to reset covenants in the fourth quarter of 1998 as it relates to periods ending on or after December 31, 1999.

   The Company's Australian subsidiary has a revolving credit working capital facility (the "TES Revolving Facility"). The TES Revolving Facility is approximately AUS$10.5 million (approximately US$6.0 million). The TES Revolving Facility allows for borrowings based on specific percentages of qualified eligible assets. At September 30, 1998, based on the effective exchange rate, the total availability under the TES Revolving Facility was approximately US$6.0 million (AUS$10.5 million), with approximately US$3.2 million (AUS$5.6 million approximately) being borrowed at September 30, 1998. Availability for additional borrowings under the TES Revolving Facility at September 30, 1998 approximated US$2.8 million (AUS$4.9 million). Such debt is secured by substantially all the assets of TES, plus an unlimited guarantee and indemnity from LSB and certain subsidiaries of TES. The interest rate on this debt is dependent upon the borrowing option elected by TES and had a weighted average rate of 7.23% at September 30, 1998. Technically, TES is not in compliance with a certain financial covenant contained in the loan agreement involving the TES Revolving Facility. However, this covenant was waived at the time of closing of this loan and the Bank of New Zealand, Australia has continued to extend credit under this facility. The outstanding borrowing under the TES Revolving Facility at September 30, 1998, has been classified as due within one year in the accompanying condensed consolidated financial statements.

   LSB's cash flows are dependent on the cash flows of its subsidiaries. With the issuance of the Notes in 1997, significant limitations exist on the cash flows from the ClimaChem subsidiaries which may be distributed to LSB and its subsidiaries other than ClimaChem to meet the cash flow requirements of LSB and its subsidiaries other than ClimaChem. The cash flow requirements of LSB and its subsidiaries other than ClimaChem include those related to development and general operations of its subsidiaries other than ClimaChem, as well as treasury stock purchases and dividend payments on its preferred stock.

   The primary source of funds for the Company is from its ClimaChem subsidiary. The Company can receive funds directly from ClimaChem equal to 50% of ClimaChem's net income and payments pursuant to (i) a Management Agreement, (ii) a Services Agreement,
(iii) a Tax Sharing Agreement, and (iv) other affiliated transactions, all of which are provided for by the terms of the Indenture dated November 26, 1997, between ClimaChem and a trustee for the Note holders.

   As discussed earlier in this report, the Company intends to spin-off the Automotive Products Business ("Automotive"). When the planned spin-off of Automotive is accomplished as presently intended, the liquidity and capital resources required by Automotive will no longer be included in the Company's financial statements and Automotive will not be a party to the Revolver. See "Overview - General" within this MD&A.

   The Company, excluding ClimaChem, does not have any material commitments for capital expenditures.

   Management believes that cash flows from revolving credit facilities of the Company, excluding ClimaChem, the funds from ClimaChem and other sources will be adequate to meet the anticipated requirements of the Company, excluding ClimaChem.

   ClimaChem has expended approximately $6.0 million for capital expenditures up to and including September, 1998. Planned capital expenditures for the balance of 1998 are $3.0 million. ClimaChem's 1999 budget for capital expenditures has not been finalized, but expenditures will probably equal or exceed those in 1998.

   Management believes that ClimaChem's cash flow from operations, ClimaChem's revolving credit facilities, and other sources will be adequate to meet the presently anticipated capital expenditure, working capital, debt service, and permitted dividend requirements of ClimaChem.

   The Company's Chemical Business may be required to incur additional capital expenditures as discussed in Note 6 of Notes to Condensed Consolidated Financial Statements regarding a "Groundwater Monitoring Work Plan" and the Consent Administrative Agreement related to the Chemical Business' wastewater treatment system. At the date of this report, the cost of the expenditures for these environmental matters has not been determined.

Joint Ventures and Options to Purchase
______________________________________

   Prior to 1997, the Company, through a subsidiary, loaned $2.8 million to a French manufacturer of HVAC equipment whose product line is compatible with that of the Company's Climate Control Business in the USA. Under the loan agreement, the Company has the option to exchange its rights under the loan for 100% of the borrower's outstanding common stock. The Company obtained a security interest in the stock of the French manufacturer to secure its loan. During 1997 the Company advanced an additional $1 million to the French manufacturer bringing the total of the loan at December 31, 1997 to $3.8 million. As of September 30, 1998 the balance of the loan remained $3.8 million. As of the date of this report, the decision has not been made to exercise such option and the $3.8 million loan, less a $1.5 million valuation reserve, is carried on the books as a note receivable in other assets.

   In 1995, a subsidiary of the Company invested approximately
$2.8 million to purchase a fifty percent (50%) limited partner interest in an energy conservation joint venture (the "Project"). The Project had been awarded a contract to retrofit residential housing units at a US Army base which it completed during 1996.
The contract involved the installation of energy-efficient equipment (including air conditioning and heating equipment), which is expected to reduce utility consumption. For the installation and management, the Project receives an average of seventy-seven percent (77%) of all energy and maintenance savings during the twenty (20) year contract term. The Project spent approximately $17.5 million to retrofit the residential housing units at the US Army base. The Project received a non-recourse loan from a lender to finance approximately $14.0 million of the cost of the Project. The Company is not guaranteeing any of the lending obligations of the Project.

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

Debt Guarantee
______________

   The Company and one of its subsidiaries have guaranteed approximately $2.6 million of indebtedness of a startup aviation company in exchange for an ownership interest. The debt guarantee relates to two note instruments. One note for which the subsidiary had guaranteed up to $600,000 had a balance of approximately $2.0 million as of September 30, 1998. The other note in the amount of $2.0 million requires monthly principal payments of $11,111 plus interest beginning in October 1998 through August 8, 1999, at which time all outstanding principal and accrued interest are due. In the event of default of the $2.0 million note, the Company is required to assume payments on the note with the term extended until August, 2004. As of the date of this report, the aviation company is delinquent on the required payments for both of the above-described debt instruments. In the event the aviation company does not pay the delinquent amounts within the allowed grace period, the lenders may require the Company to honor its guarantees. Under the terms of these note instruments, upon written notice from the lenders, if the aviation company does not cure its conditions of default within a specified period of time, the guarantors become primarily responsible for the payments of the notes. The $600,000 guarantee is on a line of credit that has a maturity date of November 18, 1998. Therefore, if not refinanced or otherwise cured, it may become due and payable by the Company in the fourth quarter of 1998.

   As of the date of this report, no demand has been made upon the Company's guarantees for either the $2.0 million note or the line of credit. The aviation company continues to have discussions with potential investors who appear to have adequate resources to complete the certification process and begin commercial production. Should the potential investors ultimately provide funding to the aviation company, it is expected that the Company will not be required to perform for the full amount under the $2.0 million note guarantee, and may also recover a portion of its investment in and advances to the aviation company previously written off.

   In the first nine months of 1998, the aviation company made capital calls on its shareholders. In contemplation of a sale of the aviation company to an additional investor and pursuant to such capital calls, the Company invested an additional $860,000 and loaned an additional net amount of $33,000 to the aviation company in exchange for additional stock. These transactions increased the Company's ownership interest to approximately 44.2%. Prior to funding, if any, by third parties, the Company may be requested to make additional purchases of capital stock of the aviation company and/or make additional advances.

Availability of Company's Loss Carry-overs
__________________________________________

   The Company anticipates that its cash flow in future years will benefit from its ability to use net operating loss ("NOL") carry-overs from prior periods to reduce the federal income tax payments which it would otherwise be required to make with respect to income generated in such future years. Such benefit, if any is dependent on the Company's ability to generate taxable income in future periods, for which there is no assurance. Such benefit if any, will be limited by the Company's reduced NOL for alternative minimum tax purposes which is approximately $31 million at September 30, 1998. As of December 31, 1997, the Company had available NOL carry-overs of approximately $64 million. These NOL carry-overs will expire beginning in the year 2000. Due to its recent history of reporting net losses, the Company has established a valuation allowance on a portion of its NOLs and thus has not recognized the full benefit of its NOLs in the accompanying Condensed Consolidated Financial Statements.

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

Year 2000 Issue
_______________
     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the Year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, create invoices, or engage in similar normal business activities.

   Beginning in 1996, the Company undertook a project to enhance certain of its IT systems and install certain other technologically advanced communication systems to provide extended functionality for operational purposes. A major part of the Company's program was to implement a standardized IT system purchased from a national software distributor at all of the Company and subsidiary operations, and to install a Local Area Network ("LAN"). The IT system and the LAN necessitated the purchase of additional hardware, as well as software. The process implemented by the Company to advance its systems to be more "state-of-the-art" systems had an added benefit in that the software and hardware changes necessary to achieve the Company's goals are Year 2000 compliant.

   Starting in 1996 through September 30, 1998, the Company has capitalized approximately $850,000 in costs to accomplish its enhancement program. The capitalized costs include $422,000 in external programming costs with the remainder representing hardware and software purchases. The Company anticipates that the remaining cost to complete this IT systems enhancement project will be less than $100,000 and such costs will be capitalized.

   The Company's plan to identify and resolve the Year 2000 Issue involved the following phases: assessment, remediation, testing, and implementation. To date, the Company has fully completed its assessment of all systems that could be significantly affected by the Year 2000. Based on assessments, the Company determined that it was required to modify or replace certain portions of its software and hardware so that those systems will properly utilize dates beyond December 31, 1999. For its IT exposures which include financial, order management, and manufacturing systems, the Company is 100% complete on the assessment and remediation phases. As of the date of this report, the Company has completed its testing and has implemented its remediated systems for all of its businesses except a portion of the Chemical Business. The uncompleted testing and remediation procedures represent approximately 10% and 25%, respectively, of the total Year 2000 Program testing and remediation phase. Completion of the remaining testing and implementation phase is expected by December 31, 1998. The assessments also indicated that limited software and hardware (embedded chips) used in production and manufacturing systems ("operating equipment") also are at limited risk. The Company has completed its assessment and identified remedial action which will take place in the second quarter 1999. In addition, the Company has completed its assessment of its product line and determined that the products it has sold and will continue to sell do not require remediation to be Year 2000 compliant. Accordingly, based on the Company's current assessment, the Company does not believe that the Year 2000 presents a material exposure as it relates to the Company's products.

   The Company has queried its significant suppliers, subcontractors, distributors and other third parties (external agents). The Company does not have any direct system interfaces with external agents. To date, the Company is not aware of any external agent with a Year 2000 Issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by external agents is not determinable at this time.

   Management of the Company believes it has an effective program in place to resolve the remaining aspects of the Year 2000 Issue applicable to its businesses in a timely manner. If the Company does not complete the remaining phases of its program, the Year 2000 Issue could have a negative impact on the operations of the Company, however, management does not believe such potential impact to be material.

   The Company is creating contingency plans for certain critical applications. These contingency plans will involve, among other actions, manual workarounds, increasing inventories, and adjusting staffing strategies. In addition, disruptions in the economy generally resulting from Year 2000 Issues could also materially adversely affect the Company.

Contingencies
_____________

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

                    SPECIAL NOTE REGARDING
                   FORWARD-LOOKING STATEMENTS

   Certain statements contained within this report may be deemed "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements in this report other than statements of historical fact are Forward-Looking Statements that are subject to known and unknown risks, uncertainties and other factors which could cause actual results and performance of the Company to differ materially from such statements. The words "believe", "expect", "anticipate", "intend", "will", and similar expressions identify Forward-Looking Statements. Forward-Looking Statements contained herein relate to, among other things, (i) establishment of a plan to dispose of non-core assets, (ii) ability to complete the spin-off of the Automotive Products Business, (iii) the EDNC Baytown Plant will cost approximately $65 million, will be completed by the first quarter of 1999 and, when the EDNC Baytown Plant is fully operational, the annual sales volume from such plant will be approximately $35 million to $50 million, (iv) ability to meet presently anticipated capital expenditures, working capital, debt service and dividend requirements,(v) amount to be spent in 1998 relating to compliance with federal, state and local Environmental laws at the El Dorado Facility, (vi) additional capacity for the production of anhydrous ammonia constructed in 1998, and being constructed in 1999, may contribute to the decline of its future market prices, (vii) improve liquidity and profits through liquidation of assets, (viii) anticipated financial performance,
(ix) ability to comply with the Company's general working capital requirements, (x) ability to comply with revised financial covenants under the Revolver, (xi) ability to be able to continue to borrow under the Company's revolving line of credit, (xii) ability to use NOL carry-overs from prior years, (xiii) contingencies should not have a material adverse impact on the Company's liquidity, (xiv) ability to be in compliance with certain financial covenants contained in certain loan agreements, (xv) ability to complete resolution of the Year 2000 Issues in a timely manner, and (xvi) capital expenditures for the balance of 1998 and for 1999. While the Company believes the expectations reflected in such Forward-Looking Statements are reasonable, it can give no assurance such expectations will prove to have been correct. There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to, (i) decline in general economic conditions, both domestic and foreign, (ii) material reduction in revenues,
(iii) inability to collect in a timely manner a material amount of receivables, (iv) increased competitive pressures, (v) costs cannot be reduced or cost reduction projects are not completed on schedule, (vi) contracts are not obtained or projects are not finalized within a reasonable period of time or on schedule, (vii) inability to dispose of non-core businesses or assets in a reasonable manner or on reasonable terms due to the inability to dispose of such on prices or terms satisfactory to the Company or inability to spin-off such businesses due to legal impediments,
(viii) changes in federal, state and local laws and regulations, especially environmental regulations, or in interpretation of such,
(ix) additional releases (particularly air emissions into the environment), (x) potential increases in equipment, maintenance, operating or labor costs not presently anticipated by the Company,
(xi) inability to retain management or to develop new management,
(xii) the requirement to use internally generated funds for purposes not presently anticipated, (xiii) inability to become profitable, or if unable to become profitable, the inability to secure additional liquidity in the form of additional equity or debt, (xiv) inability by others to complete construction of additional capacity for the production of anhydrous ammonia, (xv) the effect of additional production capacity of anhydrous ammonia in the western hemisphere, (xvi) the cost for the purchase of anhydrous ammonia not reducing or continuing to increase or the cost for natural gas increases, (xvii) changes in operating strategy or development plans, (xviii) inability to fund the expansion of the Company's businesses, (xix) adverse results in any of the Company's pending litigation,(xx) NOL carry-overs are limited or reduced as a result of future audits by the IRS or being limited or reduced by limitations applicable to corporate taxpayers, including, without limitation, limitations imposed by code Section 382 and the consolidated return limitations, and (xxi) other factors described in "Management's Discussion and Analysis of Financial Condition and Results of Operation" contained in this report. Given these uncertainties, all parties are cautioned not to place undue reliance on such Forward-Looking Statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the Forward-Looking Statements contained herein to reflect future events or developments.

              Independent Accountants' Review Report



Board of Directors
LSB Industries, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of LSB Industries, Inc. and subsidiaries as of September 30, 1998, and the related condensed consolidated statements of operations for the nine month and three month periods ended
September 30, 1998 and 1997, and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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


                            /s/ Ernst & Young LLP

                            ERNST & YOUNG LLP


Oklahoma City, Oklahoma
November 20, 1998

                             PART II
                        OTHER INFORMATION


Item 1.   Legal Proceedings
______    __________________

     There are no additional material legal proceedings pending against the Company and/or its subsidiaries not previously reported by the Company in Item 3 of its Form 10-K for the fiscal period ended December 31, 1997, which Item 3 is incorporated by reference herein, except as described in the Company's Forms 10-Q for the quarters ended March 31, 1998 and June 30, 1998.

Item 2.   Changes in Securities and Use of Proceeds
______    _________________________________________

   Not applicable.

Item 3.   Defaults Upon Senior Securities
______    _______________________________

   Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders
______    ____________________________________________________

   Not applicable.

Item 5.   Other Information
_______   _________________

   (A) During the third quarter, the Company announced its intent, subject to satisfactory completion of certain conditions, to spin-off the Automotive Products Business ("Automotive") to its shareholders as a dividend. The shares in Automotive would be distributed to LSB shareholders on a pro-rata basis, with the exact number of shares of Automotive to be issued in connection with the spin-off to be determined. The spin-off of Automotive is subject to, among other things, receipt by the Company from the Internal Revenue Service or an opinion of counsel of confirmation of tax-free treatment, certain filings with the Commission, arrangement for lines of credit for Automotive, and LSB Board of Directors' approval. Subject to completion of the above conditions, management believes that the spin-off will be completed in the first quarter of 1999. There are no assurances that the Company will spin-off Automotive.

   (B) The Company's common stock and its $3.25 Convertible Exchangeable Class C Preferred Stock, Series 2 (the "Series 2 Preferred") are currently listed for trading on the New York Stock Exchange ("NYSE"). The Company recently fell below the NYSE continued listing criteria for net tangible assets available to the holders of the Company's common stock and the three year average net income. Based on a business plan submitted to the NYSE, the NYSE has agreed to continue the listing of the Company's common stock and Series 2 Preferred subject to certain quarterly reviews. There are no assurances that the Company will be able to comply with the business plan presented to the NYSE and that the Company's common stock and Series 2 Preferred will continue to be listed on the NYSE.

Item 6.   Exhibits and Reports on Form 8-K
______    ________________________________

   (A)    Exhibits.  The Company has included the following
          ________
          exhibits in this report:

          4.1 Fourth Amendment to Amended and Restated Loan and Security Agreement between the Company and BankAmerica Business Credit, Inc. ("BABC"). Substantially identical amendments have been entered into by each of L & S Bearing Co. and Summit Machine Tool Manufacturing Corp. with BABC, and such are hereby omitted and will be provided upon the Commission's request.

          4.2 Fourth Amendment to Amended and Restated Loan and
          Security Agreement between BABC and Climate Master, Inc., International Environmental Corporation, El Dorado
          Chemical Company and Slurry Explosive Corporation.

          10.1 Waiver letter dated November 17, 1998, from The CIT
          Group.

          15.1 Letter Re:  Unaudited Interim Financial Information.

          27.1 Financial Data Schedule.

   (B)    Reports of Form 8-K.  The Company did not file any
          ___________________
          reports on Form 8-K during the quarter ended September
          30, 1998.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly-authorized, to sign this report on its behalf on this 23rd day of November, 1998.


                                LSB INDUSTRIES, INC.


                            By: /s/ Tony M. Shelby
                               __________________________________
                                Tony M. Shelby
                                Senior Vice President of Finance
                                (Principal Financial Officer)


                            By: /s/ Jim D. Jones
                               ___________________________________
                                Jim D. Jones
                                Vice President, Controller and
                                Treasurer(Principal Accounting
                                Officer)

                          EXHIBIT INDEX
                          _____________


Exhibit                                                    Sequential
  No.                      Description                       Page No.
_______                    ___________                     ___________

 4.1         Fourth Amendment to Amended and Restated
             Loan and Security Agreement between the
             Company and BankAmerica Business Credit,
             Inc. ("BABC").  Substantially identical
             amendments have been entered into by each
             of L & S Bearing Co. and Summit Machine
             Tool Manufacturing Corp. with BABC, and
             such are hereby omitted and will be provided
             upon the Commission's request.                      47

 4.2         Fourth Amendment to Amended and Restated
             Loan and Security Agreement between BABC
             and Climate Master, Inc., International
             Environmental Corporation, El Dorado
             Chemical Company and Slurry Explosive
             Corporation.                                        56

 10.1        Waiver letter dated November 17, 1998, from
             The CIT Group.                                      68

 15.1        Letter Re: Unaudited Interim Financial
             Information.                                        69

 27.1        Financial Data Schedule.                            70