Form 10-K
period 1998-12-31
LSB INDUSTRIES INC
filed 1999-04-16
CIK 60714

FORM 10-K
                          UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

(Mark One)

 /X/      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

          For the fiscal year ended:  December 31, 1998

                                or

 / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

          For the transition period from __________ to __________

                 Commission File Number:  1-7677

                        LSB INDUSTRIES, INC.
      (Exact Name of Registrant as Specified in its Charter)

        Delaware                                 73-1015226
  ___________________________                  ___________________
   (State of Incorporation)                      (I.R.S. Employer
                                                Identification No.)
    16 South Pennsylvania Avenue
       Oklahoma City, Oklahoma                           73107
________________________________________               _________
(Address of Principal Executive Offices)              (Zip Code)

Registrant's Telephone Number, Including Area Code:

                          (405) 235-4546
                          ______________

Securities Registered Pursuant to Section 12(b) of the Act:

                                           Name of Each Exchange
       Title of Each Class                  On Which Registered
___________________________________     _________________________
Common Stock, Par Value $.10              New York Stock Exchange
$3.25 Convertible Exchangeable
  Class C Preferred Stock, Series 2       New York Stock Exchange
Preferred Share Purchase Rights           New York Stock Exchange

                     (Facing Sheet Continued)

Securities Registered Pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for the shorter period that the Registrant has had to file the reports), and (2) has been subject to the filing requirements for the past 90
days.  YES   X    NO
          ______    _____.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __________.

     As of February 28, 1999, the aggregate market value of the 7,650,412 shares of voting stock of the Registrant held by non-affiliates of the Company equaled approximately $22,951,236 based on the closing sales price for the Company's common stock as reported for that date on the New York Stock Exchange. That amount does not include the 1,463 shares of voting Convertible Non-Cumulative Preferred Stock (the "Non-Cumulative Preferred Stock") held by non-affiliates of the Company. An active trading market does not exist for the shares of Non-Cumulative Preferred Stock.

     As of February 28, 1999, the Registrant had 11,866,486 shares of common stock outstanding (excluding 3,242,190 shares of common stock held as treasury stock).

                FORM 10-K OF LSB INDUSTRIES, INC.

                        TABLE OF CONTENTS

                              PART I
                                                            Page
                                                            ____
Item  1.  Business

               General                                          1
               Segment Information and Foreign
                 and Domestic Operations and Export Sales       1
               Chemical Business                                1
               Climate Control Business                         7
               Automotive Products Business                    11
               Industrial Products Business                    12
               Employees                                       13
               Research and Development                        13
               Environmental Matters                           13


Item 2.   Properties

               Chemical Business                               16
               Climate Control Business                        17
               Automotive Products Business                    18
               Industrial Products Business                    18

Item 3.   Legal Proceedings                                    18

Item 4.   Submission of Matters to a Vote of
            Security Holders                                   20

Item 4A.  Executive Officers of the Company                    21

                             PART II

Item 5.   Market for Company's Common Equity
              and Related Stockholder Matters
               Market Information                              22
               Stockholders                                    22
               Dividends                                       22

Item 6.   Selected Financial Data                              26

Item 7.   Management's Discussion and Analysis
            of Financial Condition and Results of Operations
               Overview                                        28
               Results of Operations                           32
               Liquidity and Capital Resources                 36
               Year 2000 Issues                                43


Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk
               General                                         45
               Interest Rate Risk                              46
               Raw Material Price Risk                         48
               Foreign Currency Risk                           48

Item 8.   Financial Statements and Supplementary Data          48

Item 9.   Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure             48

Special Note Regarding Forward-Looking Statements              49

                             PART III                          51


                             PART IV

Item 14.  Exhibits, Financial Statement Schedules and
            Reports on Form 8-K                                52







                              PART I
                               ______
Item 1.   BUSINESS
          ________
General
_______
     LSB Industries, Inc. (the "Company") was formed in 1968 as an
Oklahoma corporation, and in 1977 became a Delaware corporation.
The Company is a diversified holding company which is engaged, through its subsidiaries, in (i) the manufacture and sale of chemical products for the explosives, agricultural and industrial acids markets (the "Chemical Business"), (ii) the manufacture and sale of a broad range of hydronic fan coils and water source heat pumps as  well as other products used in commercial and residential air conditioning systems (the "Climate Control Business"), and
(iii) the manufacture or purchase and sale of certain automotive and industrial products, including automotive bearings and other automotive replacement parts (the "Automotive Products Business")
and the purchase and sale of machine tools (the "Industrial
Products Business").

     As previously announced, the Company is continuing with its evaluation of the spin-off of the Automotive Products Business
("Automotive") to its shareholders as a dividend. The spin-off of Automotive will require, among other things, commitment to a formal plan, receipt by the Company from the Internal Revenue Service of a favorable ruling or an opinion of counsel confirming tax-free treatment, certain Securities and Exchange Commission filings, arrangement for lines of credit for Automotive, and LSB Board of Directors' approval. Subject to completion of the above conditions, management believes there is a strong likelihood that the spin-off will be completed during 1999. However, there are no assurances that the Company will spin-off Automotive.

Segment Information and Foreign and Domestic Operations and Export
Sales
__________________________________________________________________
     Schedules of the amounts of sales, operating profit and loss, and identifiable assets attributable to each of the Company's lines of business and of the amount of export sales of the Company in the aggregate and by major geographic area for each of the Company's last three fiscal years appear in Note 13 of the Notes to
Consolidated Financial Statements included elsewhere in this report.

     A discussion of any risks attendant as a result of a foreign operation or the importing of products from foreign countries appears below in the discussion of each of the Company's business segments.

Chemical Business
_________________
     General
     _______
     The Company's Chemical Business manufactures three principal product lines that are derived from anhydrous ammonia: (1)
fertilizer grade ammonium nitrate for the agricultural industry,
(2) explosive grade ammonium nitrate for the mining industry and
(3) concentrated, blended and mixed nitric acid for industrial applications.  In addition, the Company also produces sulfuric acid for commercial applications primarily in the paper industry.  The
Chemical Business' products are sold in niche markets where the

Company believes it can establish a position as a market leader.
See "Special Note Regarding Forward-Looking Statements".

     The Chemical Business' principal manufacturing facility is located in El Dorado, Arkansas ("El Dorado Facility"), and its other manufacturing facilities are located in Hallowell, Kansas, Wilmington, North Carolina, and four locations in Australia.

     For each of the years 1998, 1997 and 1996, approximately 26% of the sales of the Chemical Business consisted of sales of fertilizer and related chemical products for agricultural purposes, which represented approximately 12%, 13% and 14% of the Company's consolidated sales for each respective year, and approximately 52%, 61% and 61% of the sales of the Chemical Business consisted of sales of ammonium nitrate and other chemical-based blasting products for the mining industry, which represented approximately
23%, 31% and 33% of the Company's 1998, 1997 and 1996 consolidated sales, respectively. The Chemical Business accounted for approximately 45%, 50% and 54% of the Company's 1998, 1997 and 1996 consolidated sales, respectively.

     Agricultural Products
     _____________________
     The Chemical Business produces ammonium nitrate, a nitrogen-
based fertilizer, at the El Dorado Facility.  In 1998, the Company sold approximately 143,000 tons of ammonium nitrate fertilizer to farmers, fertilizer dealers and distributors located primarily in the south central United States.

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

     The Chemical Business is a major manufacturer of fertilizer grade ammonium nitrate, which it markets primarily in Texas, Arkansas and the surrounding regions. This market, which is in close proximity to its El Dorado Facility, includes a high concentration of pasture land and row crops which favor ammonium nitrate over other nitrogen-based fertilizers. The Company has developed the leading market position in Texas by emphasizing high quality products, customer service and technical advice. Using a proprietary prilling process, the Company produces a high performance ammonium nitrate fertilizer that, because of its uniform size, is easier to apply than many competing nitrogen-based fertilizer products. The Company believes that its "E-2" brand ammonium nitrate fertilizer is recognized as a premium product within its primary market. In addition, the Company has developed long term relationships with end users through its network of 22 owned and operated wholesale and retail distribution centers.

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

     Explosives
     __________
     The Chemical Business manufactures low density ammonium
nitrate-based explosives including bulk explosives used in surface mining.  In addition, the Company manufactures and sells a branded line of packaged explosives used in construction, quarrying and other applications, particularly where controlled explosive charges are required.  The Company's bulk explosives are marketed primarily through five Company-owned distribution centers, three of which are located in close proximity to the customers' surface mines in the coal producing states of Kentucky, Missouri, and West Virginia.
Additionally, the Company, through its Australian subsidiary, manufactures and distributes bulk and packaged explosives in
Australia.  The Company emphasizes value-added customer services and specialized product applications for its bulk explosives.  Most of the sales of bulk explosives are to customers who work closely with the Company's technical representatives in meeting their specific product needs.  In addition, the Company sells bulk explosives to independent wholesalers and to other explosives companies.  Packaged explosives are used for application requiring controlled explosive charges and typically command a premium price and produce higher margins.  The Company believes its Slurry packaged explosive products are among the most widely recognized in the industry.  Slurry packaged explosive products are sold
nationally and internationally to other explosive companies and end-users.

     The Company has received an offer in 1999, the terms of which it is presently negotiating with the company that made the offer, to sell the Australian subsidiary; however, there are no assurances that the Company will sell the Australian subsidiary.

     Industrial Acids
     ________________
     The Chemical Business manufactures and sells industrial acids, primarily to the food, paper, chemical and electronics industries.
The Company is the leading supplier to third parties of
concentrated nitric acid which is a special grade of nitric acid used in the manufacture of plastics, pharmaceuticals, herbicides, explosives, and other chemical products.  In addition, the Company produces and sells regular, blended and mixed nitric acid and a variety of grades of sulfuric acid.  The Company competes on the basis of price and service, including on-time reliability and distribution capabilities.  The Company operates the largest fleet of tankcars in the concentrated nitric acid industry which provides it with a significant competitive advantage in terms of
distribution costs and capabilities.  In addition, the Company provides inventory management as part of the value-added services it offers to its customers.

     The Company has identified concentrated nitric acid as a strategic product line for its Chemical Business due to attractive levels of profitability, increased diversity of end markets and the ability to compete on a value added service basis. To support further growth in its nitric acid business, the Company constructed the DSN Plant located at the El Dorado Facility. The DSN Plant uses a newer and more efficient process to produce concentrated nitric acid directly from anhydrous ammonia, in contrast to the conventional process which requires the input of regular nitric acid, an intermediate step to produce concentrated nitric acid.

     DSN Plant
     _________
     During the four years commencing January 1, 1994, the Chemical
Business spent approximately $32.0 million to construct and install the DSN Plant.  The DSN Plant began limited operations in 1995, and such limited operations continued due to certain mechanical and design problems associated with the plant's construction and installation.  As a result of such problems, production at the DSN
Plant was limited to approximately 170 and 223 tons per day for the years ended December 31, 1997 and 1998, respectively.  These production rates approximate 60% and 80%, respectively, of the stated capacity of 285 tons per day assuming 338 days of annual production.  In October, 1998, management completed certain
corrective actions at the DSN Plant.  As a result of these
corrective actions, the DSN Plant has since produced at rates equal to or above the stated capacity of 285 tons per day.  While the
Company will seek to market the additional capacity of concentrated nitric acid output to commercial markets, there can be no assurance that the Company will be able to sell all of the additional
capacity in this market.  However, to the extent that there is insufficient demand for concentrated nitric acid, the Company believes it can profitably use the concentrated nitric acid in the production of mixed and blended acids and ammonium nitrate based fertilizer and explosives (although at lower margins than if the production were sold as concentrated nitric acid).  See "Special
Note Regarding Forward-Looking Statements".

     EDNC Baytown Plant
     __________________
     In June, 1997, two wholly owned subsidiaries of the Company,
El Dorado Chemical Company ("EDC") and El Dorado Nitrogen Company
("EDNC"), entered into a series of agreements with Bayer
Corporation ("Bayer")(collectively, the "Bayer Agreement").  Under the Bayer Agreement, EDNC will act as an agent to construct and, upon completion of construction, will operate a nitric acid plant
(the "EDNC Baytown Plant") at Bayer's Baytown, Texas chemical facility.  EDC has guaranteed the performance of EDNC's obligations under the Bayer Agreement.

     Under the terms of the Bayer Agreement, EDNC is to lease the EDNC Baytown Plant pursuant to a leveraged lease from an unrelated third party with an initial lease term of ten years from the date on which the EDNC Baytown Plant becomes fully operational. Bayer will purchase from EDNC all of its requirements for nitric acid to be used by Bayer at its Baytown, Texas facility for ten years from the date on which the EDNC Baytown Plant becomes fully operational.
EDNC will purchase from Bayer its requirements for anhydrous ammonia for the manufacture of nitric acid as well as utilities and other services. Subject to certain conditions, EDNC will be entitled to sell the amount of nitric acid manufactured at the EDNC
Baytown Plant which is in excess of Bayer's requirements to third parties. The Bayer Agreement provides that Bayer will make certain net monthly payments to EDNC which will be sufficient for EDNC to recover all of its costs plus a profit. The Company estimates that, after the initial start-up phase of operations of the EDNC
Baytown Plant, at full production capacity based on terms of the

Bayer Agreement and subject to the price of anhydrous ammonia, the EDNC Baytown Plant is anticipated to generate approximately $35 million to $50 million in annual gross revenues. Unlike the Chemical Business' regular sales volume, the market risk on this additional volume is much less since the contract provides for recovery of costs, as defined, plus a profit. See "Special Note
Regarding Forward-Looking Statements". Upon expiration of the initial ten-year term from the date the EDNC Baytown Plant becomes operational, the Bayer Agreement may be renewed for up to six renewal terms of five years each; however, prior to each renewal period, either party to the Bayer Agreement may opt against renewal.

     Under the original Bayer Agreement, if operations at the EDNC
Baytown Plant were not commenced by February 1, 1999, or upon a change in control of LSB, EDC or EDNC, Bayer had an option to terminate the Bayer Agreement. EDNC has an option to terminate the Bayer Agreement upon the occurrence of certain events of default which remain uncured. Bayer retains the right of first refusal with respect to any bona fide third-party offer to purchase any voting stock of EDNC or any portion of the EDNC Baytown Plant.

     In January, 1999, the contractor constructing the EDNC Baytown
Plant informed the Company that it could not complete construction alleging a lack of financial resources. The Company and certain other parties involved in this project have demanded the contractor's bonding company to provide funds necessary for subcontractors to complete construction. The Company, the contractor, the bonding company and Bayer have entered into an agreement which provides that the bonding company will pay $12.9 million for payments to subcontractors for work performed prior to February 1, 1999. In addition, the contractor has agreed to provide, on a no cost basis, labor and to incur certain other additional costs through the completion of the contract. Because of this delay, an amendment was entered into in connection with the Bayer Agreement. The amendment extended the requirement date that the plant be in production by May 31, 1999, and fully operational by June 30, 1999. The amendment also requires the Company to reimburse Bayer for certain increased costs incurred by Bayer due to the failure to complete the construction of the EDNC Baytown
Plant by February 1, 1999. The anticipated construction cost of the EDNC Baytown Plant, not including the $12.9 million paid to subcontractors by the bonding company, is currently anticipated to be approximately $69 million. The Company anticipates that construction of the EDNC Baytown Plant will be mechanically complete and making acid by April 15, 1999, and, after completion of certain performance tests, be fully operational by June 1, 1999.
Construction financing of the EDNC Baytown Plant is being provided by an unaffiliated lender up to $75 million. Neither the Company nor EDC has guaranteed any of the lending obligations for the EDNC
Baytown Plant.  See "Special Note Regarding Forward-Looking
Statements".

     Raw Materials
     -------------
     Anhydrous ammonia represents the primary component in the
production of most of the products of the Chemical Business.  See
"Management's Discussion and Analysis of Financial Condition and
Results of Operations."  The Chemical business currently purchases approximately 220,000 tons of anhydrous ammonia per year for use in its manufacture of its products.  The Company has contracts with three suppliers of anhydrous ammonia.  One contract expires in

April, 2000, one expires in June, 2000, and the other expires in December, 2000. The Chemical Business is required to buy at least
120,000 tons of its annual requirements of anhydrous ammonia under the contract expiring in April, 2000, at least 24,000 tons of its annual requirements of anhydrous ammonia under the contract expiring in June, 2000, and at least 60,000 tons of its annual requirements of anhydrous ammonia under the contract expiring in December, 2000, with additional quantities of anhydrous ammonia available under each contract. Anhydrous ammonia is not being currently supplied under the contract expiring in December, 2000, due to that supplier's declaration of an event of force majeure as a result of a temporary shut down of its plant caused by mechanical problems. The Company has been able to, on a temporary basis, obtain anhydrous ammonia from other sources on similar terms as provided in the contract expiring in December, 2000.

     During 1995, 1996, 1997, and the first half of 1998, there were substantial increases in the price for anhydrous ammonia.
During each of these periods, the Chemical Business was unable to increase its sales prices to cover all of the higher anhydrous ammonia costs incurred by the Company, and in the future the Chemical Business may not be able to pass along to its customers the full amount of increases in anhydrous ammonia costs.
Accordingly, the Company's results of operations and financial condition have in the past been adversely affected by cost increases of raw materials, including anhydrous ammonia. During the second half of 1998, cost for anhydrous ammonia decreased. The ammonia industry added an additional one million tons of capacity of anhydrous ammonia in the western hemisphere in 1998, and the Company believes there is approximately one million tons of additional annual capacity of anhydrous ammonia being constructed in the western hemisphere scheduled for completion in 1999. The
Company believes this additional capacity may contribute to a decline in the future market price of anhydrous ammonia. See
"Special Note Regarding Forward-Looking Statements".

     The Company believes that it could obtain anhydrous ammonia from other sources in the event of a termination of the above-referenced contracts, but such may not be obtainable on as favorable terms.

     Seasonality
     ___________
     The Company believes that the only seasonal products of the
Chemical Business are fertilizer and related chemical products sold to the agricultural industry.  The selling seasons for those products are primarily during the spring and fall planting seasons, which typically extend from February through May and from September through November in the geographical markets in which the majority of the Company's agricultural products are distributed.  As a result, the Chemical Business increases its inventory of ammonium nitrate prior to the beginning of each planting season.  Sales to the agricultural markets depend upon weather conditions and other circumstances beyond the control of the Company.

     Patents
     _______
     The Company believes that the Chemical Business does not
depend upon any patent or license; however, the Chemical Business does own certain patents that it considers important in connection with the manufacture of certain blasting agents and high
explosives.  These patents will expire in 1999.


     Regulatory Matters
     __________________
     Each of the Chemical Business' domestic blasting product
distribution centers are licensed by the Bureau of Alcohol, Tobacco and Firearms in order to manufacture and distribute blasting products.  The Australian  distribution centers are subject to comparable licensing requirements imposed by their controlling government authorities.  The Chemical Business is also subject to extensive federal, state and local environmental laws, rules and regulations.  See "Environmental Compliance", "Environmental
Matters" and "Legal Proceedings".

     Competition
     ___________
     The Chemical business competes with other chemical companies in its markets, many of whom have greater financial and other resources than the Company.  The Company believes that competition within the markets served by the Chemical Business is primarily based upon price, service, warranty and product performance.  The
Company believes that the Chemical Business is the leader in the
Texas ammonium nitrate market and is the leading producer of concentrated nitric acid in the United States for third party sales.  See "Special Note Regarding Forward-Looking Statements".

     Developments in Asia
     ____________________
     The Chemical Business' Australian subsidiaries' results of operations have been adversely affected during 1997 and 1998 due to economic developments in certain countries in Asia.  These economic developments in Asia have had a negative impact on the mining industry in Australia which the Chemical Business services.  The
Company received in 1999 an offer for the purchase of the
Australian subsidiary, and, as of the date of this report, the
Company is negotiating with the company that made the offer.  There are no assurances that the Company will sell the Australian
subsidiary.

Climate Control Business
_________________________
     General
     _______

     The Company's Climate Control Business manufactures and sells a broad range of standard and custom designed hydronic fan coils and water source heat pumps as well as other products for use in commercial and residential heating ventilation and air conditioning
("HVAC") systems. Demand for the Climate Control Business' products is driven by the construction of commercial, institutional and residential buildings, the renovation of existing buildings and the replacement of existing systems. The Climate Control Business' commercial products are used in a wide variety of buildings, such as: hotels, motels, office buildings, schools, universities, apartments, condominiums, hospitals, nursing homes, extended care facilities, supermarkets and superstores. Many of the Company's products are targeted to meet increasingly stringent indoor air quality and energy efficiency standards. The Climate Control
Business accounted for approximately 37%, 34% and 29% of the Company's 1998, 1997 and 1996 consolidated sales, respectively.

     Hydronic Fan Coils
     __________________

     The Climate Control Business is the leading provider of hydronic fan coils targeted to the commercial and institutional markets in the U.S. Hydronic fan coils use heated or chilled water, provided by a centralized chiller or boiler through a water pipe system, to condition the air and allow individual room control.
Hydronic fan coil systems are quieter and have longer lives and lower maintenance costs than comparable systems used where individual room control is required. The Company believes that its product line of hydronic fan coils is the most extensive offered by any domestic producer. The breadth of this product line coupled with customization capability provided by a flexible manufacturing process are important components of the Company's strategy for competing in the commercial and institutional renovation and replacement markets. See "Special Note Regarding Forward-Looking
Statements".

     Water Source Heat Pumps
     _______________________
     The Company is a leading U.S. provider of water source heat pumps to the commercial construction and renovation markets.  These are highly efficient heating and cooling units which enable
individual room climate control through the transfer of heat through a water pipe system which is connected to a centralized cooling tower or heat injector.  Water source heat pumps enjoy a broad range of commercial applications, particularly in medium to large sized buildings with many small, individually controlled spaces.  The Company believes the market for commercial water source heat pumps will continue to grow due to the relative
efficiency and long life of such systems as compared to other air conditioning and heating systems, as well as to the emergence of the replacement market for those systems.  See "Special Note
Regarding Forward-Looking Statements".

     Geothermal Products
     ___________________

     The Climate Control Business is a pioneer in the use of geothermal water source heat pumps in residential and commercial applications. Geothermal systems, which circulate water or antifreeze through an underground heat exchanger, are among the most energy efficient systems available. The Company believes that an aging installed base of residential HVAC systems, coupled with the longer life, lower cost to operate, and relatively short payback periods of geothermal systems will continue to increase demand for its geothermal products, particularly in the residential replacement market. See "Special Note Regarding Forward-Looking
Statements".

     Hydronic Fan Coil and Water Source Heat Pump Market
     ___________________________________________________
     The Company has pursued a strategy of specializing in hydronic fan coils and water source heat pump products.  The annual U.S.
market for hydronic fan coils and water source heat pumps is approximately $273 million.  Demand in these markets is generally driven by levels of repair, replacement, and new construction activity.  The U.S. market for fan coils and water source heat pump products has grown on average 14% per year over the last 4 years.
This growth has been fueled by new construction, the aging of the installed base of units, the introduction of new energy efficient systems, upgrades to central air conditioning and increased governmental regulations restricting the use of ozone depleting refrigerants in HVAC systems.

     Production and Backlog
     ______________________
     Most of the Climate Control Business' production of the above-
described products occurs on a specific order basis.  The Company manufactures the units in many sizes and configurations, as
required by the purchaser, to fit the space and capacity
requirements of hotels, motels, school, hospitals, apartment buildings, office buildings and other commercial or residential structures.  As of December 31, 1998, the backlog of confirmed orders for the Climate Control Business was approximately $21.1 million as compared to approximately $28.8 million at December 31,
1997.  A customer generally has the right to cancel an order prior to the order being released to production.  Past experience
indicates that customers generally do not cancel orders after the
Company receives them.  As of March 31, 1999, the Climate Control
Business had released substantially all of the December 31, 1998 backlog to production.  All of the December 31, 1998 backlog is expected to be filled by December 31, 1999.  See "Special Note
Regarding Forward-Looking Statements".

     Marketing and Distribution
     __________________________

     Distribution
     ____________
     The Climate Control Business sells its products to mechanical contractors, original equipment manufacturers and distributors.
The Company's sales to mechanical contractors primarily occur through independent manufacturer's representatives, who also represent complementary product lines not manufactured by the
Company.  Original equipment manufacturers generally consist of other air conditioning and heating equipment manufacturers who resell under their own brand name the products purchased from the
Climate Control Business in competition with the Company.  Sales to original equipment manufacturers accounted for approximately 25% of the sales of the Climate Control Business in 1998 and approximately
9% of the Company's 1998 consolidated sales.

     Market
     ______
     The Climate Control Business depends primarily on the
commercial construction industry, including new construction and the remodeling and renovation of older buildings.  In recent years this Business has introduced geothermal products designed for residential markets for both new and replacement markets.

     Raw Materials
     _____________
     Numerous domestic and foreign sources exist for the materials used by the Climate Control Business, which materials include aluminum, copper, steel, electric motors and compressors.  The
Company does not expect to have any difficulties in obtaining any necessary materials for the Climate Control Business.  See "Special
Note Regarding Forward-Looking Statements".

     Competition
     ___________
     The Climate Control Business competes with approximately eight companies, some of whom are also customers of the Company.  Some of the competitors have greater financial and other resources than the
Company.  The Climate Control Business manufactures a broader line of fan coil and water source heat pump products than any other manufacturer in the United States, and the Company believes that it is competitive as to price, service, warranty and product
performance.

     Joint Ventures and Options to Purchase
     ______________________________________

     The Company has obtained an option to acquire 80% of the issued and outstanding stock of an Entity ("Entity") that performs energy savings contracts, primarily on US government facilities
(the "Option"). For the Option, the Company has paid $1.3 million as of the date of this report. The term of the Option expires May
4, 1999. The Company is currently negotiating to extend the expiration date of its Option. As of the date of this report, the Company has not decided whether it will exercise the Option. If the Company is unsuccessful in negotiating an extension of the Option exercise date, and, if the Company decides to exercise the Option, the Company may pay an exercise price of $4.0 million, less the amount already paid toward the Option ("Option Price"), with a portion of the unpaid exercise price being payable in cash and the balance over a certain period of time. The grantors of the Option have entered into an employment agreement with the Entity. Under the terms of the employment agreements, each of the three grantors will receive, among other things, 12 1/2% of the net profits of the Entity for a period of three to five years following the date of exercise of the Option. If the Company is unsuccessful in negotiating an extension of the Option exercise date, and, if the Company decides not to exercise the Option, the grantors of the Option have agreed to repay to the Company the amounts paid by the Company in connection with the Option up to a total of $1.0 million, which obligation is secured by the stock of the Entity and other affiliates of the Entity. There is no assurance that the grantors of the Option will have funds necessary to repay to the Company the amount paid for the Option in the event they are required to pay such amounts. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".
Through the date of this report, the Company has loaned the Entity approximately $1.4 million. The Company has recorded reserves of approximately $1.3 million against the loans and option payments.
For its year ended June 30, 1998, the Entity reported an audited net income of approximately $.9 million.

     During 1994, a subsidiary of the Company obtained an option to acquire all of the stock of a French manufacturer of air conditioning and heating equipment. The Company's subsidiary was granted the option as a result of the subsidiary loaning to the parent company of the French manufacturer approximately $2.1 million. Subsequent to the loan of $2.1 million, the Company's subsidiary has loaned to the parent of the French manufacturer an additional $1.7 million. The amount loaned is secured by the stock and assets of the French manufacturer. The Company's subsidiary may exercise its option to acquire the French manufacturer by converting approximately $150,000 of the amount loaned into equity.
The option is currently exercisable and will expire June 15, 2005.
As of the date of this report, the Company has not decided whether it will exercise the option.


     For 1998 and 1997, the French manufacturer had revenues of $17.2 million and $14.3 million, respectively, and reported net income in 1998 and 1997 of approximately $100,000 and $300,000, respectively. As a result of cumulative losses by the French manufacturer, the Company established reserves against the loans aggregating approximately $1.5 million through December 31, 1998.
See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Automotive Products Business
____________________________
     General
     _______
     The Automotive Products Business is primarily engaged in the manufacture and sale of a line of anti-friction bearings, which includes straight-thrust and radial-thrust ball bearings, angular contact ball bearings, and certain other automotive replacement parts (including universal joints, motor mounts, and clutches).
This Business also manufactures power train and drive line parts for original equipment manufacturers.  These products are used in automobiles, trucks, trailers, tractors, farm and industrial machinery, and other equipment.  The Automotive Products Business accounted for approximately 13% and 11% of the Company's 1998 and
1997 sales, respectively.  In 1998, the Automotive Products
Business manufactured approximately 44% of the products it sold, and approximately 40% in 1997, and purchased the balance of its products from other sources, including foreign sources.

     As discussed in "Item 1 - Business - General", the Company is continuing with its evaluation of the spin-off of Automotive to its shareholders as a dividend. The spin-off of Automotive will require, among other things, commitment to a formal plan, receipt by the Company from the Internal Revenue Service of a favorable ruling or an opinion of counsel confirming tax-free treatment, certain Securities and Exchange Commission filings, arrangement for lines of credit for Automotive, and LSB Board of Directors' approval. Subject to completion of the above conditions, management believes there is a strong likelihood that the spin-off will be completed during 1999. However, there are no assurances that the Company will spin-off Automotive.

     Distribution and Market
     _______________________
     The automotive, truck and agricultural equipment replacement markets serve as the principal markets for the Automotive Products
Business.  This Business sells its products domestically and for export, principally through independent manufacturers'
representatives who also sell other automotive products.  Those manufacturers' representatives sell to retailers (including major chain stores), wholesalers, distributors and jobbers.  The
Automotive Products Business also sells its products directly to original equipment manufacturers and certain major chain stores.

     Inventory
     _________

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

     Raw Materials
     _____________
     The principal materials that the Automotive Products Business needs to produce its products consist of high alloy steel tubing, steel bars, flat strip coil steel and bearing components produced to specifications.  The Company acquires those materials from a variety of domestic and foreign suppliers at competitive prices.
The Company does not anticipate having any difficulty in obtaining those materials in the near future.  See "Special Note Regarding
Forward-Looking Information".

     Foreign Risk
     ____________
     By purchasing a significant portion of the bearings and other automotive replacement parts that it sells from foreign
manufacturers, the Automotive Products Business must bear certain import duties and international economic risks, such as currency fluctuations and exchange controls, and other risks from political upheavals and changes in United States or other countries' trade policies.  Contracts for the purchase of foreign-made bearings and other automotive replacement parts provide for payment in United
States dollars.  Circumstances beyond the control of the Company could eliminate or seriously curtail the supply of bearings or other automotive replacement parts from any one or all of the foreign countries involved.

     Competition
     ___________
     The Automotive Products Business engages in a highly
competitive business.  Competitors include other domestic and foreign bearing manufacturers, which sell in the original equipment and replacement markets.  Many of those manufacturers have greater financial and other resources than the Company.

Industrial Products Business
____________________________
     General
     _______
     The Industrial Products Business purchases and markets a
proprietary line of machine tools.  The current line of machine tools distributed by the Industrial Products Business includes milling, drilling, turning and fabricating  machines.  The
Industrial Products Business purchases most of the machine tools marketed by it from foreign companies, which manufacture the machine tools to the Company's specifications.  This Business manufactures CNC bed mills and electrical control panels for machine tools.  The Company has eliminated in the past, and
continues to eliminate, certain categories of machinery from its product line by not replacing them when sold.  The Industrial
Products Business accounted for approximately 5% of the Company's consolidated sales in each of the years 1998 and 1997.


     Distribution and Market
     _______________________
     The Industrial Products Business distributes its machine tools in the United States, Mexico, Canada and certain other foreign markets.  The Industrial Products Business also sells its machine tools through independent machine tool dealers throughout the
United States and Canada, who purchase the machine tools for resale to end users.  The principal markets for machine tools, other than machine tool dealers, consist of manufacturing and metal working companies, maintenance facilities, and utilities.

     Foreign Risk
     ____________
     By purchasing a majority of the machine tools from foreign manufacturers, the Industrial Products Business must bear certain import duties and international economic risks, such as currency fluctuations and exchange controls, and other risks from political upheavals and changes in United States or other countries' trade policies.  Contracts for the purchase of foreign-made machine tools provide for payment in United States dollars.  Circumstances beyond the control of the Company could eliminate or seriously curtail the supply of machine tools from any one or all of the foreign
countries involved.

     Competition
     ___________
     The Industrial Products Business competes with manufacturers, importers, and other distributors of machine tools many of whom have greater financial resources than the Company.  The Company's machine tool business generally is competitive as to price,
warranty and service, and maintains personnel to install and service machine tools.

Employees
_________
     As of December 31, 1998, the Company employed 1,723 persons.
As of that date, (a) the Chemical Business employed 578 persons, with 133 represented by unions under agreements expiring in August,
2001 and February, 2002, (b) the Climate Control Business employed
686 persons, none of whom are represented by a union, and (c) the
Automotive Products Business employed 344 persons, with 21
represented by unions under an agreement expiring in July, 2000.

Research and Development
________________________
     The Company incurred approximately $409,000 in 1998, $394,000 in 1997, and $532,000 in 1996 on research and development relating to the development of new products or the improvement of existing products.  All expenditures for research and development related to the development of new products and improvements are expensed by the Company.

Environmental Matters
_____________________
     The Company and its operations are subject to numerous
Environmental Laws and to other federal, state and local laws regarding health and safety matters ("Health Laws").  In
particular, the manufacture and distribution of chemical products are activities which entail environmental risks and impose

obligations under the Environmental Laws and the Health Laws, many of which provide for substantial fines and criminal sanctions for violations, and there can be no assurance that material costs or liabilities will not be incurred by the Company in complying with such laws or in paying fines or penalties for violation of such laws. The Environmental Laws and Health Laws and enforcement policies thereunder relating to the Chemical Business have in the past resulted, and could in the future result, in penalties, cleanup costs, or other liabilities relating to the handling, manufacture, use, emission, discharge or disposal of pollutants or other substances at or from the Company's facilities or the use or disposal of certain of its chemical products. Significant expenditures have been incurred by the Chemical Business at the El
Dorado Facility in order to comply with the Environmental Laws and Health Laws. The Chemical Business may be required to make additional significant site or operational modifications at the El
Dorado Facility, potentially involving substantial expenditures and reduction, suspension or cessation of certain operations. See
"Special Note Regarding Forward-Looking Statements"; "Management's
Discussion and Analysis of Financial Condition and Results of
Operations-Chemical Business" and "Legal Proceedings."

     Due to a consent order entered into with the Arkansas
Department of Pollution Control & Ecology ("ADPC&E"), the Chemical
Business has installed additional monitoring wells at the El Dorado
Facility in accordance with a workplan approved by the ADPC&E, and submitted the test results to ADPC&E. The results indicated that a risk assessment should be conducted on nitrates present in the shallow groundwater. The Chemical Business' consultant has completed this risk assessment, and has forwarded it to the ADPC&E for approval. The risk assessment concludes that, although there are contaminants at the El Dorado Facility and in the groundwater, the levels of such contaminants at the El Dorado Facility and in the groundwater do not present an unacceptable risk to human health and the environment. Based on this conclusion, the Chemical
Business' consultant has recommended continued monitoring at the site for five years.

     A second consent order was entered into with ADPC&E in August, 1998 (the "Wastewater Consent Order"), which required installation of an interim groundwater treatment system (which is now operating) and certain improvements in the wastewater collection and treatment system (discussed below). Twelve months after all improvements are in place, the risk will be reevaluated, and a final decision will be made on what additional groundwater remediation, if any, is required. There can be no assurance that the risk assessment will be approved by the ADPC&E, or that further work will not be required.

     In addition, in accordance with the consent order, the Chemical Business currently plans to upgrade the El Dorado
Facility's wastewater treatment plant. Current estimates of the cost of the planned upgrade are that approximately $4.6 million in future capital expenditures will be incurred to complete this project. Furthermore, the El Dorado Facility's new wastewater permit currently is being reviewed for renewal by the ADPC&E. The new permit may impose additional or more stringent limitations on the plant's wastewater discharges. The Company believes, although there can be no assurance, that any such new limitations would not have a material adverse effect on the Company. See "Special Note
Regarding Forward-Looking Statements."


     During May, 1997, approximately 2,300 gallons of caustic material spilled when a valve in a storage vessel located at the El
Dorado Facility failed, resulting in a release of such material to a stormwater drain, and according to ADPC&E records, a minor fish kill in a creek near the El Dorado Facility. In 1998, the Chemical
Business entered into a Consent Administrative Order (the
"Wastewater Consent Order") with the ADPC&E to resolve this event, as well as certain violations of the facility's NPDES permit for wastewater discharge. The Wastewater Consent Order also resolved several issues relating to a Consent Administrative Order that the Chemical Business had entered into in May, 1995, which ordered closure of a solid waste landfill. The Wastewater Consent Order requires the Chemical Business to complete a waste minimization plan and characterize the wastewater before obtaining a new NPDES permit, which is expected to have more restrictive effluent limits, to install additional treatment to meet the new effluent limits by August 1, 2001, and achieve compliance with the new effluent limits by February 1, 2002. The Chemical Business is currently undertaking the waste minimization activities. The Wastewater
Consent Order recognizes the presence of nitrate contamination in the groundwater and requires the Chemical Business to undertake on-site bioremediation, which is currently underway. Upon completion of the waste minimization activities referenced above, a final remedy for groundwater contamination will be selected, based on an evaluation of risk. There are no known users of groundwater in the area, and preliminary risk assessments have not identified any risk that would require additional remediation. The Wastewater Consent
Order included a $183,700 penalty assessment, of which $125,000 will be satisfied over five years at expenditures of $25,000 per year for waste minimization activities. The Chemical Business has documented in excess of $25,000 on expenditures for the first year, 1998. An additional $57,000 of the assessed penalty was satisfied by funding approved supplemental environmental projects and the $1,700 required monetary civil penalty has been paid.

     The El Dorado Facility's air permit required it to cease operation of certain older nitric acid concentrators (the "Older
Nitric Acid Concentrators") within a certain period of time after the initiation of operations of the DSN Plant. Due to certain start-up problems with the DSN Plant, including excess emissions from various emission sources, the Chemical Business and the ADPC&E entered into certain agreements, including an administrative consent order (the "Air Consent Order") in 1995 to resolve certain of the Chemical Business' past violations and to permit the Chemical Business to operate the Older Nitric Acid Concentrators until the ADPC&E has made a final decision regarding the El Dorado
Facility's air permit, including whether the Older Nitric Acid
Concentrators may continue to operate. Although the Company expects that the Chemical Business will be able to continue to operate the Older Nitric Acid Concentrators, there can be no assurance that the ADPC&E will allow it to continue to do so. The
Air Consent Order also provides for payment of a civil penalty of $50,000, which the Chemical Business has paid, and requires installation of certain pollution control equipment and completion of certain maintenance activities at the El Dorado Facility to eliminate certain off-site hazing problems. The Air Consent Order was amended in 1996 and 1997. The second amendment to the Air
Consent Order (the "1997 Amendment") provided for certain stipulated penalties of $1,000 per hour to $10,000 per day for continued off-site emission events and deferred enforcement for other alleged air permit violations. The 1997 Amendment acknowledges that the Chemical Business has completed the installation of the pollution control equipment and maintenance activities required under the Air Consent Order. Nonetheless, the Chemical Business was assessed an additional penalty of $150,000, as well as a payment of an additional $50,000 to fund certain environmental projects, with respect to a number of alleged permit violations relating to off-site emissions and other air permit conditions. The Chemical Business has paid both the penalty and the additional sums required by the 1997 Amendment. Since the 1997
Amendment and as of the date of this report, the Chemical Business has been assessed stipulated penalties of approximately $67,000 by the ADPC&E for violations of certain provisions of the 1997
Amendment. In 1998, a third amendment to the Air Consent Order provided for the stipulated penalties to be reset at $1,000 per hour after ninety (90) days without any confirmed events. The
Chemical Business believes that the El Dorado Facility has made progress in controlling certain off-site emissions; however, such off-site emissions have occurred, and may continue, from time to time, which could result in the assessment of additional penalties against the Chemical Business by the ADPC&E and could have a material adverse effect on the Company. In addition, prior to 1998, the El Dorado Facility was identified as one of 33 significant violators of the federal Clean Air Act in a review of Arkansas air programs by the EPA Office of Inspector General. The
Company is unable to predict the impact, if any, of such designation. See "Special Note Regarding Forward-Looking
Statements."

     During 1997 and 1998, the Chemical Business expended approximately $1.1 million and $.7 million, respectively, in connection with capital expenditures relating to compliance with federal, state and local Environmental Laws at its El Dorado
Facility, including, but not limited to, compliance with the Air
Consent Order, as amended. The Company anticipates that the Chemical Business will spend approximately $4.6 million for capital expenditures relating to environmental control facilities at its El
Dorado Facility to comply with Environmental Laws, including, but not limited to, the Air Consent Order, as amended, with $2.4 million being spent in 1999 and the balance being spent in 2000.
No assurance can be made that the actual expenditures of the Chemical Business for such matters will not exceed the estimated amounts by a substantial margin, which could have a material adverse effect on the Company and its financial condition. The amount to be spent during 1999 for capital expenditures related to compliance with Environmental Laws is dependent upon a variety of factors, including, but not limited to, the occurrence of additional releases or threatened releases (particularly air emissions) into the environment, or changes in the Environmental
Laws (or in the enforcement or interpretation by any federal or state agency or court of competent jurisdiction). See "Special
Note Regarding Forward-Looking Statements." Failure to satisfactorily resolve the pending noncompliance issues with the ADPC&E, or additional orders from the ADPC&E imposing penalties, or requiring the Chemical Business to spend more for environmental improvements or curtail production activities at the El Dorado
Facility, could have a material adverse effect on the Company.

Item 2.  PROPERTIES
___________________
Chemical Business
_________________
     The Chemical Business primarily conducts manufacturing
operations (i) on 150 acres of a 1,400 acre tract of land located in El Dorado, Arkansas (the "El Dorado Facility"), (ii) in a facility of approximately 60,000 square feet located on ten acres of land in Hallowell, Kansas ("Kansas Facility") and (iii) in a mixed acid plant in Wilmington, North Carolina ("Wilmington
Plant"). The Chemical Business owns all of its manufacturing facilities, with the El Dorado Facility and the Wilmington Plant subject to mortgages. In addition, the Chemical Business has four manufacturing facilities in Australia that produce bulk and packaged explosives.

     As of December 31, 1998, the El Dorado Facility was utilized at approximately 74% of capacity, based on continuous operation.

     The Chemical Business operates its Kansas Facility from buildings located on an approximate ten acre site in southeastern
Kansas, and a research and testing facility comprising approximately ten acres, including buildings and equipment thereon, located in southeastern Kansas, which it owns.

     In addition, the Chemical Business distributes its products through 32 agricultural and explosive distribution centers. The
Chemical Business currently operates 22 agricultural distribution centers, with 16 of the centers located in Texas (13 of which the Company owns and three of which it leases); one center located in Oklahoma which the Company owns; two centers located in Missouri
(one of which the Company owns and one of which it leases); and three centers located in Tennessee (all of which the company owns).
The Chemical Business currently operates six domestic explosives distribution centers located in Hallowell, Kansas (owned); Bonne
Terre, Missouri (owned); Poca, West Virginia (leased); Owensboro and Combs, Kentucky (leased); and Pryor, Oklahoma (leased). The
Chemical Business also has four explosives distribution centers in Australia, all of which are leased.

Climate Control Business
________________________
     The Climate Control Business conducts its fan coil
manufacturing operations in a facility located in Oklahoma City,
Oklahoma, consisting of approximately 265,000 square feet.  The
Company owns this facility subject to a mortgage.  As of December
31, 1998, the Climate Control Business was using the productive capacity of the above referenced facilities to the extent of approximately 87%, based on three, eight-hour shifts per day and a five-day week in one department and one and one half eight-hour shifts per day and a five-day week in all other departments.

     The Climate Control Business manufactures most of its heat pump products in a leased 270,000 square foot facility in Oklahoma
City, Oklahoma, which it leases from an unrelated party. The lease term began March 1, 1988, after renewal in October 1997, and expires February 28, 2003, with options to renew for additional five-year periods, and currently provides for the payment of rent in the amount of $52,389 per month. The Company also has an option to acquire the facility at any time in return for the assumption of the then outstanding balance of the lessor's mortgage. As of December 31, 1998, the productive capacity of this manufacturing operation was being utilized to the extent of approximately 81%, based on two twelve-hour shifts per day and a seven-day week in one department and one eight-hour shift per day and a five-day week in all other departments.

     All of the properties utilized by the Climate Control Business are considered by the Company management to be suitable and adequate to meet the current needs of that Business.

Automotive Products Business
____________________________
     The Automotive Products Business conducts its operations in plant facilities principally located in Oklahoma City, Oklahoma which are considered by Company management to be suitable and adequate to meet its needs.  One of the manufacturing facilities occupies a building owned by the Company, subject to mortgages, totaling approximately 178,000 square feet.  The Automotive
Products Business also uses additional manufacturing facilities located in Oklahoma City, Oklahoma, owned and leased by the Company totaling approximately 158,000 square feet.  During 1998, the
Automotive Products Business under utilized the productive capacity of its facilities.

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

     The Industrial Products Business also leases a facility from an entity owned by the immediate family of the Company's President, which facility occupies approximately 30,000 square feet of warehouse and shop space in Oklahoma City, Oklahoma. The
Industrial Products Business also leases an office in Europe to coordinate its European activities.

     All of the properties utilized by the Industrial Products
Business are considered by Company management to be suitable and adequate to meet the needs of the Industrial Products Business.

Item 3.  LEGAL PROCEEDINGS
__________________________
     In 1987, the U.S. Environmental Protection Agency ("EPA")
notified one of the Company's subsidiaries, along with numerous other companies, of potential responsibility for clean-up of a waste disposal site in Oklahoma.  In 1990, the EPA added the site to the National Priorities List.  Following the remedial
investigation and feasibility study, in 1992 the Regional
Administrator of the EPA signed the Record of Decision ("ROD") for the site.  The ROD detailed EPA's selected remedial action for the site and estimated the cost of the remedy at $3.6 million.  In
1992, the Company made settlement proposals which would have entailed a collective payment by the subsidiaries of $47,000. The site owner rejected this offer and proposed a counteroffer of $245,000 plus a reopener for costs over $12.5 million. The EPA rejected the Company's offer, allocating 60% of the cleanup costs to the potentially responsible parties and 40% to the site operator. The EPA estimated the total cleanup costs at $10.1 million as of February 1993. The site owner rejected all settlements with the EPA, after which the EPA issued an order to the site owner to conduct the remedial design/remedial action approved for the site. In August, 1997, the site owner issued an "invitation to settle" to various parties, alleging the total cleanup costs at the site may exceed $22 million.

     No legal action has yet been filed. The amount of the Company's cost associated with the cleanup of the site is unknown due to continuing changes in the estimated total cost of cleanup of the site and the percentage of the total waste which was alleged to have been contributed to the site by the Company. As of December
31, 1998, the Company has accrued an amount based on a recent preliminary settlement proposal by the alleged potential responsible parties; however, there is no assurance such proposal will be accepted. Such amount is not material to the Company's financial position or results of operations. This estimate is subject to material change in the near term as additional information is obtained. The subsidiary's insurance carriers have been notified of this matter; however, the amount of possible coverage, if any, is not yet determinable.

     Arch Mineral Corporation, et al. v. ICI Explosives USA, Inc., et al. On May 24, 1996, the plaintiffs filed this civil cause of action against EDC and five other unrelated commercial explosives manufacturers alleging that the defendants allegedly violated certain federal and state antitrust laws in connection with alleged price fixing of certain explosive products. This cause of action is pending in the United States District Court, Southern District of Indiana. The plaintiffs are suing for an unspecified amount of damages, which, pursuant to statute, plaintiffs are seeking be trebled, together with costs. Plaintiffs are also seeking a permanent injunction enjoining defendants from further alleged anti-competitive activities. Based on the information presently available to EDC, EDC does not believe that EDC conspired with any party, including, but not limited to, the five other defendants, to fix prices in connection with the sale of commercial explosives.
This action has been consolidated, for discovery purposes only, with several other actions in a multi-district litigation proceeding in Utah. Discovery in this litigation is in process.
EDC intends to vigorously defend itself in this matter.  See
"Special Note Regarding Forward-Looking Statements."

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

     Eugene Lowe, et al. v. Teresa Trucking, Inc., pending in the Circuit Court of Lincoln County, West Virginia. During the third quarter of 1997, EDC was served with this lawsuit in which approximately 27 plaintiffs have sued approximately 13 defendants, including EDC, alleging personal injury and property damage for undifferentiated compensatory and punitive damages of approximately
$7,000,000. Specifically, the plaintiffs assert property damage to their residence and wells, annoyance and inconvenience, and nuisance as a result of daily blasting and round-the-clock mining activities. The plaintiffs are residents living near the Heartland
Coal Company ("Heartland") strip mine in Lincoln County, West
Virginia, and an unrelated mining operation operated by Pen Coal
Inc. During the first quarter of 1999, the plaintiffs withdrew all personal injury claims previously asserted in this litigation.
Heartland employed EDC to provide blasting materials and personnel to load and shoot holes drilled by employees of Heartland. Down hole blasting services were provided by EDC at Heartland's premises from approximately August 1991, until approximately August 1994.
Subsequent to August 1994, EDC supplied blasting materials to the reclamation contractor at Heartland's mine. In connection with EDC's activities at Heartland, EDC has entered into a contractual indemnity to Heartland to indemnify Heartland under certain conditions for acts or actions taken by EDC or for which EDC failed to take, and Heartland is alleging that EDC is liable thereunder for Heartland's defense costs and any losses to, or damages sustained by, the plaintiffs in this lawsuit as a result of EDC's operations.

     Discovery in this litigation is in process. The Company intends to vigorously defend itself in this matter. EDC has provided notification of this lawsuit to its two insurance carriers providing primary insurance coverage to EDC during the period covered by the plaintiff's allegations. Based on information provided to EDC by its counsel handling this matter, the Company does not believe that this matter will have a material adverse effect on the Company.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
____________________________________________________________
     Not applicable.





Item 4A.  EXECUTIVE OFFICERS OF THE COMPANY
___________________________________________
Identification of Executive Officers

     The following table identifies the executive officers of the Company.

                           Position and             Served as
                           Offices with             an Officer
Name                Age    the Company                 from
_______________     ___    ______________        ______________
Jack E. Golsen      70     Board Chairman        December, 1968
                           and President

Barry H. Golsen     48     Board Vice Chairman     August, 1981
                           and President of the
                           Climate Control
                           Business

David R. Goss       58     Senior Vice              March, 1969
                           President of
                           Operations and
                           Director

Tony M. Shelby      57     Senior Vice              March, 1969
                           President - Chief
                           Financial Officer,
                           and Director

Jim D. Jones        57     Vice President -         April, 1977
                           Treasurer and
                           Corporate Controller

David M. Shear      39     Vice President and       March, 1990
                           General Counsel

__________________________________________________________

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

Family Relationships
____________________
     The only family relationship that exists among the executive officers of the Company is that Jack E. Golsen is the father of Barry H. Golsen.

                             PART II

Item 5.   MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS
_____     _________________________________________________
Market Information
__________________

     The Company's Common Stock trades on the New York Stock
Exchange, Inc. ("NYSE"). The following table shows, for the periods indicated, the high and low closing sales prices for the Company's Common Stock.

                                 Fiscal Year Ended
                                   December 31,
                             ________________________
                             1998                1997
                             ____                ____
         Quarter        High      Low       High      Low
         _______        ____      ___       ____      ____
         First          4 1/2     3 13/16   5 1/4     4 1/8
         Second         4 9/16    3 13/16   5         4
         Third          4 3/8     3 1/8     5         3 5/8
         Fourth         3 9/16    2 15/16   5 13/16   3 5/8

Stockholders
____________
  As of February 28, 1999, the Company had 981 record holders of its Common Stock.

Other Information
_________________
  The Company's Common Stock and its $3.25 Convertible
Exchangeable Class C Preferred Stock, Series 2 (the "Series 2 Preferred") are currently listed for trading on the New York Stock Exchange ("NYSE"). The Company recently fell below the NYSE continued listing criteria for net tangible assets available to the holders of the Company's Common Stock and the three year average net income. Based on a business plan submitted to the NYSE, the NYSE has agreed to continue the listing of the Company's Common Stock and Series 2 Preferred subject to certain quarterly reviews. There are no assurances that the Company will be able to comply with the business plan presented to the NYSE and that the Company's Common Stock and Series 2 Preferred will continue to be listed on the NYSE.

Dividends
_________
  Under the terms of a loan agreement between the Company and its lender, the Company may, so long as no event of default has occurred and is continuing under the loan agreement, make currently scheduled dividends and pay dividends on its outstanding Preferred Stock and pay annual dividends on its Common Stock equal to $.06 per share. In addition, the loan agreement with the lender includes as an event of default an ownership change if any Person (except Jack E. Golsen or members of his Immediate Family, as defined below, and any entity controlled by Jack E. Golsen or members of his Immediate Family together with such Person's affiliates and associates), is or becomes the beneficial owner, directly or indirectly, of more than fifty percent (50%) of the outstanding Common Stock of the Company. The term "Immediate Family" of any Person means the spouse, siblings, children, mothers and mothers-in-law, fathers and fathers-in-law, sons and daughters-in-law, daughters and sons-in-law, nieces, nephews, brothers and sisters-in-law, and sisters and brothers-in-law.

  The Company is a holding company and, accordingly, its ability to pay dividends on its Preferred Stock and its Common Stock is dependent in large part on its ability to obtain funds from its subsidiaries. The ability of the Company's wholly-owned subsidiary ClimaChem, Inc. ("ClimaChem") (which owns substantially all of the companies comprising the Chemical Business and the Climate Control Business) and its wholly-owned subsidiaries to pay dividends and to make distributions to the Company is restricted by certain covenants contained in the Indenture to which they are parties.

  Under the terms of the Indenture, ClimaChem cannot transfer funds to the Company in the form of cash dividends or other distributions or advances, except for (i) the amount of taxes that ClimaChem would be required to pay if they were not consolidated with the Company and (ii) an amount not to exceed fifty percent (50%) of ClimaChem's cumulative net income from January 1, 1998, through the end of the period for which the calculation is made for the purpose of proposing a payment and (iii) the amount of direct and indirect costs and expenses incurred by the Company on behalf of ClimaChem pursuant to a certain services agreement and a certain management agreement to which ClimaChem and the Company are parties. For 1998, ClimaChem had a net loss of $2.6 million. See
Note 5 of Notes to Consolidated Financial Statements and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations".

  Under the loan agreement, the Company and its subsidiaries, other than ClimaChem and its subsidiaries, have the right to borrow on a revolving basis up to $24 million, based on eligible collateral. At December 31, 1998, the Company and its subsidiaries, except ClimaChem and its subsidiaries, had availability for additional borrowings of $2.7 million. See Item
7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the financial covenants which the Company's failure to maintain could result in an event of default.

  Holders of the Company's Common Stock are entitled to receive dividends only when, as, and if declared by the Board of Directors. No dividends may be paid on the Company's Common Stock until all required dividends are paid on the outstanding shares of the Company's Preferred Stock, or declared and amounts set apart for the current period, and, if cumulative, prior periods. The Company has issued and outstanding as of December 31, 1998, 915,000 shares of $3.25 Convertible Exchangeable Class C Preferred Stock, Series
2 ("Series 2 Preferred"), 1,463 shares of a series of Convertible Non Cumulative Preferred Stock ("Non Cumulative Preferred Stock") and 20,000 shares of Series B 12% Convertible, Cumulative Preferred Stock ("Series B Preferred"). Each share of Preferred Stock is entitled to receive an annual dividend, if, as and when declared by the Board of Directors, payable as follows: (i) Series 2 Preferred at the rate of $3.25 a share payable quarterly in arrears on March 15, June 15, September 15 and December 15, which dividend is cumulative, (ii) Non Cumulative Preferred Stock at the rate of $10.00 a share payable April 1, and (iii) Series B Preferred at the rate of $12.00 a share payable January 1, which dividend is cumulative. The Company has a policy as to the payment of annual cash dividends on its outstanding Common Stock of an amount per share to be determined by the Board of Directors from time to time. The Company paid a cash dividend of $.01 a share on its outstanding Common Stock on July 1, 1998, and January 1, 1999; however, there are no assurances that this policy will not be terminated or changed by the Board of Directors. As of the date of this report, management is considering, but has not made its final decision, recommending to the Board of Directors that the Company discontinue payments of cash dividends on its Common Stock for periods subsequent to January 1, 1999. Due to ClimaChem's net loss for 1998, the restrictions contained in the Indenture and certain borrowing limitations upon the Company, other than ClimaChem and its subsidiaries, under the Company's loan agreements, management has not, as of the date of this report, determined whether the Company will have adequate liquidity to declare and pay each of the quarterly dividends on its outstanding Preferred Stock during 1999. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for further discussion of the Company's payment of cash dividends. Also see Notes 7, 8 and 9 of Notes to Consolidated Financial Statements.

  On February 17, 1989, the Company's Board of Directors declared a dividend to its stockholders of record on February 27, 1989, of one Preferred Stock purchase right on each of the Company's outstanding shares of Common Stock (the "Preferred Shares Purchase Rights Plan"). The rights expire on February 27, 1999.
On January 5, 1999, the Company's Board of Directors approved the renewal of the Company's existing Preferred Share Purchase Rights Plan (with certain exceptions) through the execution and delivery of a Renewed Rights Agreement, dated January 6, 1999, which expires January 6, 2009 ("Renewed Rights Plan"). The Company issued the rights, among other reasons, in order to assure that all of the Company's stockholders receive fair and equal treatment in the event of any proposed takeover of the Company and to guard against partial tender abusive tactics to gain control of the Company. The rights under the Renewed Rights Plan (the "Renewed Rights") will become exercisable only if a person or group acquires beneficial ownership of 20% or more of the Company's Common Stock or announces a tender or exchange offer the consummation of which would result in the ownership by a person or group of 20% or more of the Common Stock, except pursuant to a tender or exchange offer which is for all outstanding shares of Common Stock at a price and on terms which a majority of outside directors of the Board of Directors determines to be adequate and in the best interest of the Company in which the Company, its stockholders and other relevant constituencies, other than the party triggering the rights (a "Permitted Offer"), except acquisitions by the following excluded persons (collectively, the "Excluded Persons"): (i) the Company,
(ii) any subsidiary of the Company, (iii) any employee benefit plan of the Company or its subsidiaries, (iv) any entity holding Common Stock for or pursuant to the employee benefit plan of the Company or its subsidiary, (v) Jack E. Golsen, Chairman of the Board and President of the Company, his spouse and children and certain related trusts and entities, (vi) any party who becomes the beneficial owner of 20% or more of the Common Stock solely as a result of the acquisition of Common Stock by the Company, unless such party shall, after such share purchase by the Company, become the beneficial owner of additional shares of Common Stock constituting 1% or more of the then outstanding shares of Common Stock, and (vii) any party whom the Board of Directors of the Company determines in good faith acquired 20% or more of the Common Stock inadvertently and such person divests within 10 business days after such determination, a sufficient number of shares of Common Stock and no longer beneficially own 20% of the Common Stock.

  Each Renewal Rights, when triggered, (other than the Renewal Rights, owned by the acquiring person or members of a group that causes the Renewal Rights to become exercisable, which became void) will entitle the stockholder to buy one one-hundredth of a share of a new series of participating Preferred Stock at an exercise price of $20.00 per share. Each one one-hundredth of a share of the new Preferred Stock purchasable upon the exercise of a right has economic terms designed to approximate the value of one share of the Company's Common Stock. If another person or group acquires the Company in a merger or other business combination transaction, each Renewal Right will entitle its holder (other than Renewal Rights owned by the person or group that causes the Renewal Rights to become exercisable, which become void) to purchase at the Renewal Right's then current exercise price, a number of the acquiring company's common shares which at the time of such transaction would have a market value two times the exercise price of the Renewal Right. In addition, if a person or group (with certain exceptions) acquires 20% or more of the Company's outstanding Common Stock, each Renewal Right will entitle its holder (other than the Renewal Rights owned by the acquiring person or members of the group that results in the Renewal Rights becoming exercisable, which become void) to purchase at the Renewal Right's then current exercise price, a number of shares of the Company's Common Stock having a market value of twice the Renewal Right's exercise price in lieu of the new Preferred Stock.

  Following the acquisition by a person or group of beneficial ownership of 20% or more of the Company's outstanding Common Stock (with certain exceptions) and prior to an acquisition of 50% or more of the Company's Common Stock by the person or group, the Board of Directors may exchange the Renewal Rights (other than Renewal Rights owned by the acquiring person or members of the group that results in the Renewal Rights becoming exercisable, which become void), in whole or in part, for shares of the Company's Common Stock. That exchange would occur at an exchange ratio of one share of Common Stock, or one one-hundredth of a share of the new series of participating Preferred Stock, per Renewal Right.

  Prior to the acquisition by a person or group of beneficial ownership of 20% or more of the Company's Common Stock (with certain exceptions) the Company may redeem the Renewal Rights for one cent per Renewal Right at the option of the Company's Board of Directors. The Company's Board of Directors also has the authority to reduce the 20% thresholds to not less than 10%.

Item 6.   SELECTED FINANCIAL DATA
          _______________________

                                 Years ended December 31,
                            1998     1997      1996      1995      1994
                            ____     ____      ____      ____      ____
                                  (Dollars in Thousands,
                                   except per share data)
Selected Statement of Operations Data:

   Net sales             $310,037  $313,929  $307,160  $267,391  $245,025
                         ========  ========  ========  ========  ========
   Total revenues        $324,320  $319,096  $313,425  $274,115  $249,969
                         ========  ========  ========  ========  ========

   Interest expense      $ 17,327  $ 14,740  $ 10,017  $ 10,131  $  6,949
                         ========  ========  ========  ========  ========

   Income (loss) from
     continuing oper-
     ations before
     extraordinary
     charge              $ (1,920) $(18,446) $ (3,845) $ (3,732) $    983
                         ========= ========= ========= ========= ========

   Net income (loss)     $ (1,920) $(23,065) $ (3,845) $ (3,732) $ 24,467
                         ========= ========= ========= ========= =========
   Net income (loss)
     applicable to
     common stock        $ (5,149) $(26,294) $ (7,074) $ (6,961) $ 21,232
                         ========= ========= ========= ========= ========
   Basic and diluted
     earnings (loss)
     per common share:
       Loss from con-
         tinuing oper-
         ations before
         extraordinary
         charge          $  (.42)  $ (1.68)  $   (.55) $  (.54)  $   (.17)
                         ========  ========  ========= ========  =========

      Net income (loss)  $  (.42)  $ (2.04)  $   (.55) $  (.54)  $   1.57
                         ========  ========  ========= ========  =========

______    ___________________________________

                                           Years ended December 31,
                               1998      1997      1996     1995      1994
                               ____      ____      ____     ____      ____
                                           (Dollars in Thousands,
                                           except per share data)

Selected Balance Sheet Data:
   Total assets               $248,647  $270,653  $261,560  $238,176  $221,281
                              ========  ========  ========  ========  ========
   Long-term debt,
     including current
     portion                  $169,642  $180,941  $132,284  $118,280  $ 91,681
                              ========  ========  ========  ========  ========
   Redeemable preferred
     stock                    $    139  $    146  $    146  $    149  $    152
                              ========  ========  ========  ========  ========
   Stockholders' equity       $ 35,059  $ 44,496  $ 74,018  $ 81,576  $ 90,599
                              ========  ========  ========  ========  ========
Selected other data:
   Cash dividends
     declared per
     common share             $    .02  $    .06  $    .06  $    .06  $    .06
                              ========  ========  ========  ========  ========

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS
______    _________________________________________________

     The following Management's Discussion and Analysis of
Financial Condition and Results of Operations should be read in conjunction with a review of the Company's December 31, 1998
Consolidated Financial Statements, Item 6 "SELECTED FINANCIAL DATA" and Item 1 "BUSINESS" included elsewhere in this report.

     Certain statements contained in this "Management's Discussion and Analysis of Financial Conditions and Results of Operations" may be deemed forward-looking statements. See "Special Note Regarding Forward-Looking Statements".

Overview
________
General
_______
     The Company is pursuing a strategy of focusing on its core businesses and concentrating on product lines in niche markets where the Company has established or believes it can establish a position as a market leader. In addition, the Company is seeking to improve its liquidity and profits through liquidation of selected assets that are on its balance sheet and on which it is not realizing an acceptable return and does not reasonably expect to do so. In this connection, the Company has come to the conclusion that its Automotive and Industrial Products Businesses are non-core to the Company and the Company is exploring various alternatives to maximize shareholder value from these assets. The Company is also considering the sale of other assets that are non-core to its Chemical and Climate Control Businesses.

     As discussed in "Item 1 - Business - General", the Company is continuing with its evaluation of the spin-off of Automotive to its shareholders as a dividend. The spin-off of Automotive will require, among other things, commitment to a formal plan, receipt by the Company from the Internal Revenue Service of a favorable ruling or an opinion of counsel confirming tax-free treatment, certain Securities and Exchange Commission filings, arrangement for lines of credit for Automotive, and LSB Board of Directors' approval. Subject to completion of the above conditions, management believes there is a strong likelihood that the spin-off will be completed during 1999. However, there are no assurances that the Company will spin-off Automotive.

     Certain statements contained in this Overview are forward-looking statements, and future results could differ materially from such statements.

     The following table contains certain of the information from Note 13 of Notes to the Company's Consolidated Financial Statements about the Company's operations in different industry segments for each of the three years in the period ended December 31, 1998.

                                            1998       1997       1996
                                          ________  _________  __________
                                                  (In Thousands)
Sales:
  Chemical                                $139,942  $ 156,949   $ 166,163
  Climate Control                          115,786    105,909      89,275
  Automotive Products                       39,994     35,499      37,946
  Industrial Products                       14,315     15,572      13,776
                                          ________  _________   _________
                                          $310,037  $ 313,929   $ 307,160
                                          ========  =========   =========
Gross profit: (1)
  Chemical                                $ 18,274  $  19,320   $  25,885
  Climate Control                           32,278     29,552      21,961
  Automotive Products                        8,670      3,299       5,868
  Industrial Products                        3,731      3,776       3,058
                                          ________  _________   _________
                                          $ 62,953  $  55,947   $  56,772
                                          ========  =========   =========
Operating profit (loss): (2)
  Chemical                                $  3,675  $   5,479   $  10,971
  Climate Control                           10,493      8,895       5,362
  Automotive Products                       (1,827)    (7,251)     (4,134)
  Industrial Products                         (403)      (993)     (2,685)
                                          ________  _________   _________
                                            11,938      6,130       9,514

General corporate expenses, net             (9,424)    (9,786)     (3,192)
Interest expense                           (17,327)   (14,740)    (10,017)
Gain on sale of the Tower                   12,993          -           -
                                          _________  _________   _________
Loss from continuing
  operations before provision
  for income taxes and extra-
  ordinary charge                         $ (1,820) $ (18,396)  $  (3,695)
                                          =========  =========   =========
Total assets:
    Chemical                              $124,577  $ 137,570   $ 132,718
    Climate Control                         49,516     49,274      50,623
    Automotive Products                     41,967     42,718      43,212
    Industrial Products                     11,662      9,929      13,614
                                          ________  _________   _________
                                           227,722    239,491     240,167
    Corporate assets and other              20,925     31,162      21,393
                                          ________  _________   _________
          Total assets                    $248,647  $ 270,653   $ 261,560
                                          ========  =========   =========

(1) Gross profit by industry segment represents net sales less cost of sales.
(2) Operating profit by industry segment represents revenues less operating expenses before deducting general corporate expenses, interest expense and income taxes and, in 1998, before gain on sale of the Tower.

Chemical Business
_________________
     Although sales in the Chemical Business have declined from $156.9 million in the twelve months ended December 31, 1997, to $139.9 million in the twelve months ended December 31, 1998 (a decrease of 10.8%) and the gross profit has decreased from $19.3 million in 1997 to $18.3 million in 1998, the gross profit percentage has increased from 12.3% in 1997 to 13.1% in 1998.

     In 1998, the Chemical Business was adversely affected by the extreme drought conditions in the mid-south market during the primary fertilizer season, followed by excess wet conditions and floods in the fall season, resulting in substantially lower volume and lower sales prices for certain of its products sold in its agricultural markets. The operating profit of the Chemical Business decreased from $5.5 million in 1997 to $3.7 million in 1998 (a decrease of 32.9%). The decline in sales volume explains approximately $1.0 million of this decrease. The remaining $800,000 decrease is primarily attributable to a provision for possible loss on a note receivable recorded in the fourth quarter of 1998.

     During 1997, limitations on production, as a result of certain mechanical and design problems relating to the construction and start-up of a concentrated nitric acid plant, resulted in significant fixed costs being expended as period costs rather than being absorbed as cost of product being produced and sold. In addition, significant amounts were expended for engineering, consulting, and other costs to bring the nitric acid plant up to its stated capacity.

     Additionally, the cost of the Chemical Business' primary raw material, anhydrous ammonia, averaged approximately $184 per ton in 1997, compared to approximately $154 per ton in 1998. The Chemical Business purchases approximately 220,000 tons of anhydrous ammonia per year under three contracts expiring in April, 2000, June, 2000, and December, 2000, respectively. The Company's purchase price of anhydrous ammonia under these contracts can be higher or lower than the current market spot price of anhydrous ammonia. Pricing is subject to variations due to numerous factors contained in these contracts. Based on the price calculations contained in the contracts, one contract is presently priced above the current market spot price. The Chemical Business is required to purchase 120,000 tons of its requirements under the contract expiring in April, 2000, at least 24,000 tons of its requirements under the contract expiring in June, 2000, and 60,000 tons of its requirements under the contract expiring in December, 2000, with additional quantities of anhydrous ammonia available under each contract. Anhydrous ammonia is not being currently supplied under the contract expiring in December, 2000, due to that supplier's declaration of an event of force majeure as a result of a temporary shut down of its plant due to mechanical problems. The Company has been able to, on a temporary basis, obtain anhydrous ammonia from other sources on similar terms as provided in the contract expiring in December, 2000.

     The anhydrous ammonia industry added an additional one million tons of capacity of anhydrous ammonia in the western hemisphere in 1998, and the Company believes there is approximately one million tons of additional annual capacity of anhydrous ammonia being constructed in the western hemisphere scheduled for completion in 1999. The Company believes this additional capacity may contribute to a decline in the future market price of anhydrous ammonia. See "Special Note Regarding Forward-Looking Statements".

     In June, 1997, a subsidiary of the Company entered into an agreement with Bayer Corporation ("Bayer") whereby one of the Company's subsidiaries is acting as agent to construct a nitric acid plant located within Bayer's Baytown, Texas chemical plant complex. This plant, when constructed, will be operated by the Company's subsidiary and will supply nitric acid for Bayer's polyurethane business under a long-term supply contract.
Management estimates that, after the initial startup phase of operations at the plant, at full production capacity based on terms of the Bayer Agreement and dependent upon the price of anhydrous ammonia, based on the price of anhydrous ammonia as of the date of this report, the plant should generate approximately $35 million to $50 million in annual gross revenues. Unlike the Chemical Business' regular sales volume, the market risk on this additional volume is much less since the contract provides for recovery of costs, as defined, plus a profit. It is anticipated that the construction of the nitric acid plant at Bayer's facility in Baytown, Texas, will cost approximately $69 million and construction is scheduled to be completed in the second quarter of 1999. The Company's subsidiary is to lease the nitric acid plant pursuant to a leverage lease from an unrelated third party for an initial term of ten (10) years from the date that the plant becomes fully operational, and the construction financing of this plant is being provided by an unaffiliated lender. (See Item 1 - "Business
- Chemical Business" for a further discussion of the Baytown, Texas nitric acid plant facility.)

     The results of operation of the Chemical Business' Australian subsidiary have been adversely affected due to the recent economic developments in certain countries in Asia. These economic developments in Asia have had a negative impact on the mining industry in Australia which the Company's Chemical Business services. As these adverse economic conditions in Asia have continued, such have had an adverse effect on the Company's consolidated results of operations in 1998. The Company received an offer in 1999 to purchase its Australian subsidiary. As of the date of this report, the Company is negotiating with the company that offered to buy the Australian subsidiary. During 1998, TES had net sales of $14.2 million, and reported a net loss of $2.9 million. There are no assurances that the Company will sell the Australian subsidiary.

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

     As indicated in the above table, the Climate Control Business reported improved sales (an increase of 9.3%) and improved operating profit (an increase of 18.0%) for 1998, as compared to 1997.

Automotive and Industrial Products Businesses
_____________________________________________
     As indicated in the above table, during 1998, 1997, and 1996, the Automotive and Industrial Products Businesses recorded combined sales of $54.3 million, $51.1 million, and $51.7 million, respectively, and reported operating losses (as defined above) of $2.2 million, $8.2 million, and $6.8 million in 1998, 1997, and 1996, respectively. The net investment in assets of these Businesses was $53.6 million, $52.6 million, and $56.8 million at year end 1998, 1997, and 1996, respectively. While the Company's investment in the assets of these businesses has declined from $56.8 million in 1996 to $53.6 million in 1998, the Company expects to realize further reductions in future periods as it implements its proposed plan to dispose of non-core and non-earning assets. See "Overview - General" for a discussion of the Company's intent to spin-off the Automotive Business, subject to numerous conditions precedent. During 1998, the Automotive Business had net sales of $40.0 million, and an operating loss (as defined) of approximately $1.8 million. The Company continues to eliminate certain categories of machinery from the Industrial Products' product line by not replacing machines when sold.

Results of Operations
_____________________
Year Ended December 31, 1998 compared to Year Ended December 31, 1997
_____________________________________________________________________
Revenues
________
     Total revenues for 1998 and 1997 were $324.3 million and $319.1 million, respectively (an increase of $5.2 million). Sales decreased $3.9 million and other income decreased $3.9 million. Additionally, in March, 1998, a subsidiary of the Company closed the sale of an Oklahoma City office building (the "Tower"). The Company recognized a pre-tax gain on the sale of the Tower of approximately $13.0 million in the first quarter of 1998. The decrease in other income of $3.9 million was primarily due to non-recurring operations of the Tower, which was sold in March, 1998, and certain valuation reserve adjustments recorded against specifically identified investments in the fourth quarter of 1998.

Net Sales
_________
     Consolidated net sales included in total revenues for 1998 were $310.0 million, compared to $313.9 million for 1997, a decrease of $3.9 million. This decrease in sales resulted principally from: (i) decreased sales in the Industrial Products Business of $1.3 million due to decreased sales of machine tools, and (ii) decreased sales in the Chemical Business of $17.0 million primarily due to lower sales volume in the U.S. of agricultural and blasting products and decreased business volume of its Australian subsidiary. Sales were lower in the Chemical Business during 1998, compared to 1997, as a result of adverse weather conditions in its agricultural markets during the spring and fall planting seasons. Blasting sales in the Chemical Business declined as a result of elimination of certain low profit margin sales and decreased volume in the Australian subsidiary resulting from adverse economic developments in Asia. These decreases were offset by (i) increased sales in the Climate Control Business of $9.9 million, primarily due to increased volume and price increases in both the heat pump and fan coil product lines, and (ii) increased sales in the Automotive Products Business of $4.5 million primarily due to increased volume of units being shipped to original equipment manufacturers and new customers.

Gross Profit
____________
     Gross profit increased $7.0 million and was 20.3% of net sales for 1998, compared to 17.8% of net sales for 1997. The gross profit percentage improved in the Chemical, Automotive Products and Industrial Products Businesses. It was consistent from 1997 to 1998 in the Climate Control Business.

     The increase in the gross profit percentage was due primarily to (i) increased absorption of costs due to higher production volumes and improved experience with returns and allowances in the Automotive Products Business, (ii) lower production costs in the Chemical Business due to the effect of lower prices of anhydrous ammonia in 1998, (iii) lower unabsorbed overhead costs caused by excessive downtime related to problems associated with mechanical failures at the Chemical Business' primary manufacturing plant in the first half of 1997, and (iv) higher gross profit product mix of machine tools sold in the Industrial Products Business.

Selling, General and Administrative Expense
___________________________________________
     Selling, general and administrative expenses ("SG&A"), as a percent of net sales, were 19.9% in 1998, and 20.6% in 1997. SG&A, as a percent of sales, was approximately 11.5% in 1998, compared to 9.8% in 1997 for the Chemical Business; 20.3% in 1998, compared to 21.0% in 1997 for the Climate Control Business; 26.5% in 1998, compared to 32.1% in 1997 for the Automotive Products Business; and 33.3% in 1998, compared to 33.4% in 1997 for the Industrial Products Business.

     The increase in the Chemical Business was the result of lower sales in 1998 with relatively constant SG&A expenses. Within SG&A of the Chemical Business, higher provisions for uncollectible accounts receivable in 1998 were offset by decreased expenses at the Company's Australian subsidiary in anticipation of sustaining a lower level of business activity. The decrease in the Climate Control Business' SG&A as a percentage of sales was the result of increases in sales. The Climate Control Business' amount of SG&A increased in 1998 due to additional information technology personnel to support management information systems changes and higher variable costs due to a change in sales mix toward greater domestic sales which carry a higher SG&A percent. The decrease in the Automotive Products Business was due to higher sales and decreased expenses pursuant to a comprehensive cost reduction program implemented by the Company.

     In addition to the variances described above, approximately $1.7 million of the total SG&A decrease of $3.0 million is due to the reduction of costs associated with the Tower which was sold in March of 1998 compared to a full year in 1997 and approximately $1.0 million is due to legal fees in 1997 over 1998 to assert the Company's position in various legal proceedings.

Interest Expense
________________
     Interest expense for the Company, before deducting capitalized interest, was $17.3 million during 1998, compared to $15.9 million during 1997. During 1997, $1.1 million of interest expense was capitalized in connection with construction of the DSN Plant. The increase of $1.4 million before the effect of capitalization primarily resulted from increased borrowings. The increased borrowings were necessary to support capital expenditures, higher accounts receivable balances and to meet the operational requirements of the Company. See "Liquidity and Capital Resources" of this Management's Discussion and Analysis.

Extraordinary Charge
____________________
     In 1997, in connection with the issuance of the 10 3/4% unsecured senior notes due 2007 by a subsidiary of the Company, a subsidiary of the Company retired the outstanding principal associated with a certain financing arrangement and incurred a prepayment fee. The prepayment fee and loan origination costs expensed in 1997 related to the financing arrangement aggregated approximately $4.6 million.

Net Loss
________
     The Company had a net loss of $1.9 million in 1998, compared to a net loss of $23.1 million in 1997. The decreased loss of $21.2 million was primarily due to the gain on the sale of the Tower in 1998, increased gross profit in 1998, decreased SG&A in 1998, and the extraordinary charge in 1997 offset by increased interest expense in 1998, as discussed above.

Year Ended December 31, 1997 compared to Year Ended December 31, 1996
_____________________________________________________________________
Revenues
________
     Total revenues for 1997 and 1996 were $319.1 million and $313.4 million, respectively (an increase of $5.7 million or 1.8%). Sales increased $6.8 million or 2.2%.

Net Sales
_________
     Consolidated net sales for 1997 were $313.9 million, compared to $307.2 million for 1996, an increase of $6.8 million or 2.2%. This sales increase resulted principally from: (i) increased sales in the Climate Control Business of $16.6 million, primarily due to increased sales of heat pumps; and (ii) increased sales of $1.8 million in the Industrial Products Business due to increased machine tool sales; partially offset by (iii) decreased sales of $2.4 million in the Automotive Products Business due to less units being shipped and product mix; and (iv) decreased sales in the Chemical Business of $9.2 million primarily due to reduced sales of the Company's wholly-owned Australian subsidiary, because of the expiration of certain customer contracts and recent economic developments in Asia.

Gross Profit
____________
     Gross profit decreased $.8 million and was 17.8% of net sales for 1997, compared to 18.5% of net sales for 1996. The gross profit percentage declined in the Automotive Products and Chemical Businesses, but improved in the Climate Control and Industrial Products Businesses.

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

     The primary reasons for the decline in gross profit percentage in the Automotive Products Business were (i) less favorable customer mix (i.e., decreased sales to higher margin retail customers, and increased sales to Original Equipment Manufacturer
(OEM) customers which are lower margin customers), and (ii) increases in manufacturing expenses in excess of increases in production cost absorption attributable to new product lines that have been developed.

     These gross profit declines have been partially offset by gross profit percentage increases due to sales of machine tools carrying a higher gross profit percentage in the Industrial Products Business and increased absorption of costs due to higher production volumes and focus on sales of more profitable product lines in the Climate Control Business.

Selling, General and Administrative Expense
___________________________________________
     Selling, general and administrative expenses ("SG&A"), as a percent of net sales, were 20.6% in 1997 and 18.5% in 1996. SG&A, as a percent of sales, was approximately 9.8% in 1997 compared to 9.3% in 1996 for the Chemical Business; 21.0% in 1997 compared to 19.8% in 1996 for the Climate Control Business; 32.1% in 1997 compared to 29.5% in 1996 for the Automotive Products Business; and 33.4% in 1997 compared to 44.4% in 1996 for the Industrial Products Business.

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

     In addition to the variances described above, approximately $2.2 million of the total SG&A increase of $8.1 million is due to the operations of the Tower in 1997 as discussed elsewhere in this report and approximately $2.4 million is due to increased legal fees, settlement accruals and loss reserves in 1997 over 1996 to assert the Company's position in various legal proceedings and joint ventures.

Interest Expense
________________
     Interest expense for the Company, before deducting capitalized interest, was $15.9 million during 1997, compared to $12.4 million during 1996. During 1997, $1.1 million of interest expense was capitalized in connection with construction of the DSN Plant, compared to $2.4 million in 1996. The increase of $3.5 million before the effect of capitalization primarily resulted from increased borrowings and higher interest rates. The increased borrowings were necessary to support capital expenditures, higher accounts receivable balances and to meet the operational requirements of the Company.

Extraordinary Charge
____________________
     In 1997, in connection with the issuance of the 10 3/4% unsecured senior notes due 2007 by a subsidiary of the Company, a subsidiary of the Company retired the outstanding principal associated with a certain financing arrangement and incurred a prepayment fee. The prepayment fee and loan origination costs expensed in 1997 related to the financing arrangement aggregated approximately $4.6 million.

Net Loss
________
     The Company had a net loss of $23.1 million in 1997 compared to a net loss of $3.8 million in 1996. The increased loss of $19.3 million was primarily due to decreased gross profit, increased SG&A, increased interest expense and the extraordinary charge as discussed above.

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

     Net cash used by operations for the year ended December 31, 1998 was $4.2 million, after $13.2 million for noncash depreciation and amortization, $4.9 million in provisions for possible losses on accounts receivable, inventory, notes receivable and a loan guarantee, $1.1 million of increase in cash surrender value on certain life insurance policies and $13.9 million in gains from the sales of real estate and other assets and including the following changes in assets and liabilities: (i) accounts receivable increases of $2.3 million; (ii) inventory decreases of $1.3 million; (iii) increases in supplies and prepaid items of $1.0 million; and (iv) decreases in accounts payable and accrued liabilities of $3.5 million. The increase in accounts receivable is due to increased sales and extended credit terms to new customers in the Automotive Products Business and initial sales under the Bayer Agreement in the Chemical Business. The decrease in inventory was due primarily to measures taken in all of the Company's Businesses to decrease their inventory levels. The increase in supplies and prepaid items resulted primarily from an increase in maintenance and manufacturing supplies in the Chemical Business. The decrease in accounts payable and accrued liabilities was primarily due to timing of payments for inventory purchases in the Chemical Business.

Cash Flow from Investing and Financing Activities
_________________________________________________
     Cash provided by investing activities for the year ended December 31, 1998 included cash proceeds of $29.3 million received on the sale of the Tower (see Note 2 of Notes to the Company's Consolidated Financial Statements) and proceeds from sales of other property of $1.8 million offset by $9.6 million in capital expenditures and $2.1 million used to increase other assets. The capital expenditures took place primarily in the Chemical and Climate Control Businesses to enhance production and product delivery capabilities. The increase in other assets includes approximately $.9 million of cash advances to a start-up aviation company as discussed later in this report under "Debt Guarantee" and approximately $.7 million of deposits made in connection with an interest rate hedge contract related to the agreement with Bayer.

     Net cash used by financing activities included: (i) payments on long-term debt of $20.3 million, including the $12.6 million payoff of the mortgage on the Tower, (ii) long-term and other borrowings, net of origination fees, of $.6 million, (iii) net increases in revolving debt of $7.7 million, after application of net proceeds of $16.5 million from the sale of the Tower, (iv) dividends of $3.5 million, and (v) treasury stock purchases of $3.6 million.

Source of Funds
_______________
     The Company is a diversified holding Company and its liquidity is dependent, in large part, on the operations of its subsidiaries and credit agreements with lenders.

     The Company and certain of its subsidiaries are parties to a working capital line of credit evidenced by four separate loan agreements ("Revolving Credit Agreements") with an unrelated lender ("Lender") collateralized by receivables, inventory, and proprietary rights of the Company and the subsidiaries that are parties to the Revolving Credit Agreements and the stock of certain of the subsidiaries that are borrowers under the Revolving Credit Agreements. The Revolving Credit Agreements, as amended, provide for revolving credit facilities ("Revolver") for total direct borrowings up to $65.0 million, including the issuance of letters of credit. The Revolver provides for advances at varying percentages of eligible inventory and trade receivables. The Revolving Credit Agreements, as amended, provide for interest at the lender's prime rate plus .5% per annum or, at the Company's option, on the Lender's LIBOR rate plus 2.875% per annum (which rates are subject to increase or reduction based upon achieving specified availability and adjusted tangible net worth levels). At December 31, 1998, the effective interest rate was 8.11%. The term of the Revolving Credit Agreements is through December 31, 2000, and is renewable thereafter for successive thirteen month terms.
At December 31, 1998, the availability for additional borrowings, based on eligible collateral approximated $22 million. Borrowings under the Revolver outstanding at December 31, 1998, were $26.3 million. The Revolving Credit Agreements, as amended, require the Company to maintain certain financial ratios and contain other financial covenants, including tangible net worth requirements and capital expenditure limitations. At December 31, 1998, the Company was not in compliance with certain of these financial covenants. Subsequent to December 31, 1998, the Company obtained waivers of such noncompliance and amendments to reset the financial covenants through maturity. The annual interest on the outstanding debt under the Revolver at December 31, 1998 at the rates then in effect would approximate $2.1 million. The Revolving Credit Agreements also require the payment of an annual facility fee of 0.5% of the unused revolver.

     In addition to the Revolving Credit Agreements discussed above, as of December 31, 1998, the Company's wholly-owned subsidiary, DSN Corporation ("DSN"), is a party to several loan agreements with a financial company (the "Financing Company") for three projects. At December 31, 1998, DSN had outstanding borrowings of $11.0 million under these loans. The loans have repayment schedules of 84 consecutive monthly installments of principal and interest through maturity in 2002. The interest rate on each of the loans is fixed and range from 8.2% to 8.9%. Annual interest, for the three notes as a whole, at December 31, 1998, at the agreed to interest rates would approximate $1.0 million. The loans are secured by the various DSN property and equipment. The loan agreements require the Company to maintain certain financial ratios, including tangible net worth requirements.

     As previously discussed, the Company is a holding company and, accordingly, its ability to pay dividends on its outstanding Common Stock and Preferred Stocks is dependent in large part on its ability to obtain funds from its subsidiaries. The ability of the Company's wholly owned subsidiary, ClimaChem (which owns all of the stock of substantially all of the Company's subsidiaries comprising the Chemical Business and the Climate Control Business) and its subsidiaries to transfer funds to the Company is restricted by certain covenants contained in the Indenture to which they are parties. Under the terms of the Indenture, ClimaChem and its subsidiaries cannot transfer funds to the Company, except for (i) the amount of income taxes that they would be required to pay if they were not consolidated with the Company, (ii) an amount not to exceed fifty percent (50%) of ClimaChem's consolidated net income for the year in question, and (iii) the amount of direct and indirect costs and expenses incurred by the Company on behalf of ClimaChem and ClimaChem's subsidiaries pursuant to a certain services agreement and a certain management agreement to which the companies are parties. During 1998, ClimaChem reported a consolidated net loss of approximately $2.6 million. Accordingly, ClimaChem and its subsidiaries were unable to transfer funds to the Company in 1998 except for reimbursement of costs and expenses incurred by the Company on their behalf or in connection with certain agreements.

     Under the Revolving Credit Agreements discussed above, the Company and its subsidiaries, other than ClimaChem and its subsidiaries, have the right to borrow on a revolving basis up to $24 million, based on eligible collateral. At December 31, 1998, the Company and its subsidiaries, except ClimaChem and its subsidiaries, had availability for additional borrowings based on eligible collateral of approximately $2.7 million (borrowings under the Revolver outstanding at December 31, 1998, were $14.5 million).

     Due to ClimaChem's net loss for 1998 and the Company's (other than ClimaChem and its subsidiaries) limited borrowing ability under the Revolver, management is considering, but has not made its final decision, recommending to the Board of Directors that the Company discontinue payment of cash dividends on its Common Stock for periods subsequent to January 1, 1999, until the Board of Directors determines otherwise. In addition, as of the date of this report, management has not determined whether the Company will have adequate liquidity to declare and pay each of the quarterly dividends on its outstanding Preferred Stock during 1999.

     Future cash requirements (other than cash dividends) include working capital requirements for anticipated sales increases in all Businesses and funding for future capital expenditures. Funding for the higher accounts receivable resulting from anticipated sales increases will be provided by cash flow generated by the Company and the revolving credit facilities discussed elsewhere in this report. Inventory requirements for the higher anticipated sales activity should be met by scheduled reductions in the inventories of the Industrial Products Business and in the inventories of the Automotive Products Business. In addition, the Company is also considering the sale of certain assets which it does not believe are critical to its Chemical and Climate Control Businesses. In 1999, the Company has planned capital expenditures of approximately $10 million, primarily in the Chemical and Climate Control Businesses, a certain amount of which it anticipates will be financed by equipment finance contracts on a term basis and in a manner allowed under its various loan agreements. Such capital expenditures include approximately $2.4 million, which the Chemical Business anticipates spending related to environmental control facilities at its El Dorado Facility, as previously discussed in this report. The Company currently has no material commitments for capital expenditures.

     During the latter part of March 1999, the Company's management is considering the realignment of certain of the Company's overhead to better match its focus on its core businesses. Consistent with this realignment, in April 1999, the Company's Board of Directors approved the sale of certain assets to ClimaChem in accordance with the terms of the Indenture to which ClimaChem and its subsidiaries are parties to and the loan agreement that the Company and subsidiaries of ClimaChem are borrowing under, which assets are materially related to the lines of businesses of the Chemical and Climate Control Businesses. In addition, the Company is negotiating with an asset based lender to provide the Automotive Business with a new credit facility of up to $20.0 million, with a term loan of $2.0 million and a revolving line of credit of up to $18.0 million.
If this new credit facility is finalized as currently structured, it would have provided the Automotive Business borrowing ability of approximately $14.3 million as of March 31, 1999, as compared to borrowing ability of $12.7 million under the Automotive Business' current credit facility as of March 31, 1999. Borrowings outstanding under the current credit facility at March 31, 1999, approximated $12.5 million. Such borrowings will be repaid from proceeds of this new credit facility if it is finalized. Further, the Company's
Revolver provides for the elimination of its financial covenants upon the sale, disposal or spin-off of the Automotive Business by the Company as long as the Company maintains a minimum aggregate availability under the Revolver of at least $15 million.

     Management believes that the Company will have adequate cash flow from operations, its revolving line of credit and other sources to meet its present anticipated working capital and debt service requirements.

     If the spin-off of the Automotive Business is to be completed, the Company anticipates that the Company will be required to make a capital contribution to the Automotive Business prior to the spin-off in the form of a reduction of the amount the Automotive Business owes the Company so as to enable the Automotive Business after the spin-off to have a positive stockholders' equity. The balance of the amount the Automotive Business owes the Company is expected to be evidenced by a promissory note.

     The spin-off being evaluated by the Company of the Automotive Business would be accomplished in the form of a dividend to the holders of the Company's Common Stock. In order to declare and pay a dividend upon shares of capital stock, the Delaware General Corporation Law ("Delaware Law") requires that such either be declared and paid (1) out of "surplus", as defined under the Delaware Law, or (2) in case there is no "surplus", out of net profits of the Company for the fiscal year in which the dividend is declared or the preceding fiscal year. The Company is presently reviewing with its investment banker as to whether it has sufficient "surplus" to accomplish the spin-off of the Automotive Business to its holders of its Common Stock after the capital contribution by the Company to the Automotive Business as discussed above. The Company does not believe that it will be able to pay such dividend out of net profits. If the Company's investment banker is unable to opine that the Company has sufficient "surplus" to accomplish the spin-off, under Delaware Law the Company could reduce its "capital" (as defined under Delaware Law) represented by issued shares of its capital stock without par value and transfer the amount of such reduction to "surplus", as long as the assets of the Company remaining after such reduction shall be sufficient to pay the Company's debts for which payment has not otherwise been provided. The terms of the Company's Series B 12% Cumulative Convertible Preferred Stock ("Series B Preferred") provides, in part, that "In the event of any voluntary or involuntary liquidation, dissolution or winding up of LSB, or any reduction in its capital resulting in any distribution of assets to its stockholders, the holders of the Series B Preferred Stock shall be entitled to receive in cash out of assets of LSB, whether from capital or from earnings available for distribution to the stockholders, before any amount shall be paid to the holder of Common Stock of LSB the sum of One Hundred & No/100 Dollars ($100) (the par value of the Series B Preferred Stock) per share, plus an amount equal to all accumulated and unpaid cash dividends thereon to the date fixed for payment of such distributive amount".
Counsel to the Company has advised the Company that a transfer from "capital" to "surplus" to distribute the stock of the Automotive Business to the holders of the Company's Common Stock would trigger a payment of $100 per outstanding share of Series B Preferred. There are currently outstanding 20,000 shares of Series B Preferred, all of which are owned by Jack E. Golsen or members of his immediate family and/or entities wholly owned by members of Mr. Golsen's immediate family. Mr. Golsen has advised the Company that if the Company is required to transfer from "capital" to "surplus" an amount necessary to complete the spin-off and such triggers the payment under the Series B Preferred, he would not require the Company to pay such in cash but would be willing to receive such amount in a form other than cash, with the form to be determined based on negotiations with independent members of the Company's

Board of Directors. The Series B Preferred was issued by the Company in 1987 in connection with a transaction approved by the Board of Directors and the stockholders of the Company. Accordingly, as of the date of this report, there are no assurances that the Company will ultimately commit to a formal plan to spin-off the Automotive Business.

     Pursuant to the Company's previously announced repurchase plan, the Company purchased during 1998, 909,300 shares of Common Stock, for an aggregate purchase price of $3,567,026. From
January 1, 1999, through March 31, 1999, the Company has purchased under its repurchase plan a total of 80,400 shares of Common Stock for an aggregate amount of $232,555. As of the date of this report, management and the Board of Directors are considering whether to continue with its repurchase plan to purchase shares of its Common Stock and if so, to what extent for the balance of 1999.

Foreign Subsidiary
__________________
     The Company's wholly-owned Australian subsidiary, TES, has a revolving credit working capital facility (the "TES Revolving Facility") with Bank of New Zealand, Australia, in the amount of AUS$10.5 million (approximately US$6.5 million). The TES Revolving Facility allows for borrowings based on specific percentages of qualified eligible assets. Based on the effective exchange rate at December 31, 1998, approximately US$5.0 million (AUS$8.1 million approximately) was borrowed at December 31, 1998. Such debt is secured by substantially all the assets of TES, plus an unlimited guarantee and indemnity from LSB and certain subsidiaries of TES. The interest rate on this debt is dependent upon the borrowing option elected by TES and had a weighted average rate of 7.01% at December 31, 1998. TES is in technical noncompliance with a certain financial covenant contained in the loan agreement involving the TES Revolving Facility. However, this covenant was not met at the time of closing of this loan and the Bank of New Zealand, Australia has continued to extend credit under the Facility. The outstanding borrowing under the TES Revolving Facility at December 31, 1998 has been classified as due within one year in the accompanying consolidated financial statements. As previously noted in this report, the Company has received an offer in 1999, the terms of which it is presently negotiating with the company that made the offer, to purchase TES; however, there are no assurances that the Company will sell TES. Under the terms of the Indenture to which ClimaChem is bound by, the net cash proceeds from the sale of TES, if completed, are required (1) within 270 days from the date of the sale to be applied to the redemption of the notes issued under the Indenture or to the repurchase of such notes, or (2) within 240 days from the date of such sale, the amount of the net cash proceeds be invested in a related business of ClimaChem or the Australian subsidiary or used to reduce indebtedness of ClimaChem.

Joint Ventures and Options to Purchase
______________________________________
     Prior to 1997, the Company, through a subsidiary, loaned $2.8 million to a French manufacturer of HVAC equipment whose product line is compatible with that of the Company's Climate Control Business in the USA. Under the loan agreement, the Company has the option to exchange its rights under the loan for 100% of the borrower's outstanding common stock. The Company obtained a security interest in the stock of the French manufacturer to secure its loan. During 1997 the Company advanced an additional $1 million to the French manufacturer bringing the total of the loan at December 31, 1997 to $3.8 million. Parties to the option have agreed to extend the exercise date of the option to June 15, 2005. As of the date of this report, the decision has not been made to exercise such option and the $3.8 million loan, less a $1.5 million valuation reserve, is carried on the books as a note receivable in other assets.

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

     During 1995, the Company executed a stock option agreement to acquire eighty percent (80%) of the stock of a specialty sales organization ("Optioned Company"), which owns the remaining fifty percent (50%) equity interest in the Project discussed above, to enhance the marketing of the Company's air conditioning products. The stock option has a four (4) year term, and a total option granting price of $1.0 million and annual $100,000 payments for yearly extensions of the stock option thereafter for up to three
(3) years. The Company is currently negotiating to extend the Option expiration date. Through the date of this report the Company has made option payments aggregating $1.3 million and has loaned the Optioned Company approximately $1.4 million. The Company has recorded reserves of $1.3 million against the loans and option payments. Upon exercise of the stock option by the Company, or upon the occurrence of certain performance criteria which would give the grantors of the stock option the right to accelerate the date on which the Company must elect whether to exercise, the Company shall pay certain cash and issue promissory notes for the balance of the exercise price of the subject shares. The total exercise price of the subject shares is $4.0 million, less the amounts paid for the granting and any extensions of the stock option. As of the date of this report, no decision to exercise this option has been reached by the Company.

Debt Guarantee
______________
     At December 31, 1998, the Company and one of its subsidiaries had outstanding guarantees of approximately $2.6 million of indebtedness of a startup aviation company in exchange for an ownership interest. The debt guarantee relates to two note instruments. The subsidiary has guaranteed up to $600,000 on one of the note instruments. The other note in the amount of $2.0 million requires monthly principal payments.

     In 1998 and during the first quarter of 1999, the aviation company made capital calls on its shareholders. In 1998 and 1999, in contemplation of a sale of the aviation company and pursuant to such capital calls, the Company invested an additional $1,046,000 in the aviation company. This additional investment increased the Company's ownership interest to approximately 45%. The Company has reserves for losses equal to its direct investment and contingent liabilities under the guarantees.

     Subsequent to December 31, 1998, the Company was called upon to perform on both guarantees. The Company paid approximately $600,000 to the lender in satisfaction of the guarantee and assumed the obligation for the $2.0 million note, which is due in equal monthly principal payments, plus interest, through August, 2004.
In connection with the demand on the Company to perform under its guarantee, the Company and the other guarantors formed a new company ("KAC") and acquired the assets of the aviation company through foreclosure.

     The Company and the other shareholders of KAC are attempting to sell the assets acquired in foreclosure. If they are successful in selling these assets, it is expected that the Company will recover a portion of its investment in and advances to the aviation company which have been previously fully reserved.

Availability of Company's Loss Carry-overs
__________________________________________
     The Company anticipates that its cash flow in future years will benefit from its ability to use net operating loss ("NOL") carry-overs from prior periods to reduce the federal income tax payments which it would otherwise be required to make with respect to income generated in such future years. Such benefit, if any is dependent on the Company's ability to generate taxable income in future periods, for which there is no assurance. Such benefit if any, will be limited by the Company's reduced NOL for alternative minimum tax purposes which is approximately $31.4 million at December 31, 1998. As of December 31, 1998, the Company had available regular tax NOL carry-overs of approximately $63.8 million based on its federal income tax returns as filed with the Internal Revenue Service for taxable years through 1998. These NOL carry-overs will expire beginning in the year 1999. As of December 31, 1998 and 1997, due to its recent history of reporting net losses, the Company has established a valuation allowance on a portion of its NOLs and thus has not recognized the full benefit of its NOLs in the accompanying Consolidated Financial Statements.

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

Year 2000 Issues
________________
     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the Year 1900 rather than the Year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, create invoices, or engage in similar normal business activities.

     Beginning in 1996, the Company undertook a project to enhance certain of its Information Technology ("IT") systems and install certain other technologically advanced communication systems to provide extended functionality for operational purposes. A major part of the Company's program was to implement a standardized IT system purchased from a national software distributor at all of the Company and subsidiary operations, and to install a Local Area Network ("LAN"). The IT system and the LAN necessitated the purchase of additional hardware, as well as software. The process implemented by the Company to advance its systems to be more "state-of-the-art" had an added benefit in that the software and hardware changes necessary to achieve the Company's goals are Year 2000 compliant.

     Starting in 1996 through December 31, 1998, the Company has capitalized approximately $1.0 million in costs to accomplish its enhancement program. The capitalized costs include $425,000 in external programming costs, with the remainder representing hardware and software purchases. The Company anticipates that the remaining cost to complete this IT systems enhancement project will be less than $100,000, and such costs will be capitalized.

     The Company's plan to identify and resolve the Year 2000 Issue involved the following phases: assessment, remediation, testing, and implementation. To date, the Company has fully completed its assessment of all systems that could be significantly affected by the Year 2000. Based on assessments, the Company determined that it was required to modify or replace certain portions of its software and hardware so that those systems will properly utilize dates beyond December 31, 1999. For its IT exposures which include financial, order management, and manufacturing scheduling systems, the Company is 100% complete on the assessment and remediation phases. As of the date of this report, the Company has completed its testing and has implemented its remediated systems for all of its businesses except a portion of the Industrial Products Business. The uncompleted testing and remediation procedures represent approximately 2% and 5%, respectively, of the total Year 2000 Program testing and remediation phase. Completion of the remaining testing and implementation phase is expected by August 31, 1999. The assessments also indicated that limited software and hardware (embedded chips) used in production and manufacturing systems ("operating equipment") also are at limited risk. The Company has completed its assessment and identified remedial action which will be completed in the second quarter 1999. In addition, the Company has completed its assessment of its product line and determined that the products it has sold and will continue to sell do not require remediation to be Year 2000 compliant. Accordingly, based on the Company's current assessment, the Company does not believe that the Year 2000 presents a material exposure as it relates to the Company's products.

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

     Management of the Company believes it has an effective program in place to resolve the remaining aspects of the Year 2000 Issue applicable to its businesses in a timely manner. If the Company does not complete the remaining phases of its program, the Year 2000 Issue could have a negative impact on the operations of the Company; however, management does not believe that, under the most reasonably likely worst case scenario, such potential impact would be material.

     The Company is creating contingency plans for certain critical applications. These contingency plans will involve, among other actions, manual workarounds, increasing inventories, and adjusting staffing strategies. In addition, disruptions in the economy generally resulting from Year 2000 Issues could also materially adversely affect the Company. See "Special Note Regarding Forward-Looking Statements".

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

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
_______   __________________________________________________________
General
_______
     The Company's results of operations and operating cash flows are impacted by changes in market interest rates and raw material prices for products used in its manufacturing processes. The Company also has a wholly-owned subsidiary in Australia, for which the Company has foreign currency translation exposure. The derivative contracts used by the Company are entered into to hedge these risks and exposures and not for trading purposes. All information is presented in U.S. dollars. See Item 1. - "Business
- Chemical" for a discussion of an offer to purchase the Australian subsidiary which the Company received in 1999.

Interest Rate Risk
__________________
     The Company's interest rate risk exposure results from its debt portfolio which is impacted by short-term rates, primarily prime rate-based borrowings from commercial banks, and long-term rates, primarily fixed-rate notes, some if which prohibit prepayment or require substantial prepayment penalties.

     The Company is also a party to a series of agreements under which, upon completion of construction, it will lease a nitric acid plant. The minimum lease payments associated therewith until execution will be directly impacted by the change in interest rates. To mitigate a portion of the Company's exposure to adverse market changes related to this leveraged lease, in 1997 the Company entered into a interest rate forward agreement whereby the Company is the fixed rate payor on notional amounts aggregating $25 million, net to its 50% interest, with a weighted average of 7.12%. The Company accounts for this forward under the deferral method, so long as high correlation is maintained, whereby the net gain or loss upon settlement will adjust the item being hedged, the minimum lease rentals, in periods commencing with the lease execution. As of December 31, 1998, the fair value of this interest rate forward agreement represented a liability of approximately $3.3 million, net to the Company's 50% interest. The following table provides information about the Company's interest rate sensitive financial instruments as of December 31, 1998.


                                   Years Ending December 31,
                    1999     2000     2001     2002    2003  Thereafter  Total
                                                             through
                                                             2007
                ______________________________________________________________
Expected maturities of long-term debt:

 Variable rate
   debt          $ 5,725  $26,969  $   272  $  116  $  126  $  1,009   $ 34,217

   Weighted
   averages
   interest
   rate(1)         8.05%    8.13%    8.28%    8.25%  8.25%     8.25%     8.10%

 Fixed rate
   debt          $ 8,229  $ 9,852  $7,641   $2,813  $  550  $106,340  $135,425

   Weighted
   average
   interest
   rate(2)        10.44%   10.51%  10.61%   10.69%   10.72%   10.74%    10.65%

(1) Interest rate is based on the aggregate rate of debt outstanding as of December 31, 1998. Interest is at floating rate based on the lender's prime rate plus percentages ranging from .5% to 1.5% per annum, or at the Company's option, on its Revolving Credit Agreements on the lender's LIBOR rate plus 2.875% per annum (rates under its Revolving Credit Agreements are subject to change based upon specified availability and adjusted tangible net worth levels).

(2) Interest rate is based on the aggregate rate of debt outstanding as of December 31, 1998.

     As of December 31, 1998, the Company's variable rate and fixed rate debt which aggregated $169.6 million approximated their fair value. The fair value of the Company's Senior Notes was determined based on a market quotation for such securities.

Raw Material Price Risk
_______________________
     The Company enters into long-term supply agreements with certain third parties to insure availability of certain raw materials used in its manufacturing processes. To mitigate a portion of its price risk, the Company has entered into swap agreements whereby it receives a floating price and pays a fixed price. As of December 31, 1998, the Company had outstanding natural gas contracts requiring settlement in January and February 1999 involving notional amounts of 590,000 MMBtu for which the fair value represented a liability of approximately $255,000. The Company follows the deferral method of accounting for these swap agreements.

Foreign Currency Risk
_____________________
     The Company has a wholly-owned subsidiary located in Australia, for which the functional currency is the local currency, the Australian dollar. Since the Australian subsidiary accounts are converted into U.S. dollars upon consolidation using the end of the period exchange rate, declines in value of the Australian dollar to the U.S. dollar result in translation loss to the Company. Additionally, any cumulative foreign currency translation loss will impact operating results in the period the Company sells or disposes of substantially all of its investment in the subsidiary. As of December 31, 1998, the Company's net investment in this Australian subsidiary was $5.8 million with the cumulative translation loss not recognized in results of operations aggregating approximately $1.6 million.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
_______   ___________________________________________
     The Company has included the financial statements and supplementary financial information required by this item immediately following Part IV of this report and hereby incorporates by reference the relevant portions of those statements and information into this Item 8.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE
_______   _________________________________________________
     No disagreements between the Company and its accountants have occurred within the 24-month period prior to the date of the Company's most recent financial statements.

                    SPECIAL NOTE REGARDING
                   FORWARD-LOOKING STATEMENTS


     Certain statements contained within this report may be deemed "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements in this report other than statements of historical fact are Forward-Looking Statements that are subject to known and unknown risks, uncertainties and other factors which could cause actual results and performance of the Company to differ materially from such statements. The words "believe", "expect", "anticipate", "intend", "will", and similar expressions identify Forward-Looking Statements. Forward-Looking Statements contained herein relate to, among other things, (i) ability to improve operations and become profitable on an annualized basis, (ii) establishing a position as a market leader, (iii) construction costs of the EDNC Baytown Plant will approximate $69 million (excluding the $12.9 million paid to subcontractors by the bonding company) and will be completed by the second quarter of 1999, (iv) ability to continue to operate the DSN Plant at the rate of approximately 285 tons per day, (v) increase demand for, and growth relating to, the Company's products, (vi) certain of the Company's product lines possibly being the most extensive offered, (vii) production of backlog, (viii) amount to be spent in 1999 relating to compliance with federal, state and local Environmental laws at the El Dorado Facility, (ix) Year 2000 issues, (x) improving liquidity and profits through liquidation of assets or realignment of assets, (xi) the Company's ability to develop or adopt new and existing technologies in the conduct of its operations, (xii) anticipated financial performance, (xiii) ability to comply with the Company's general working capital requirements, (xiv) spin-off the Automotive Products Business, (xv) ability to be able to continue to borrow under the Company's revolving line of credit, (xvi) ability to enter into a new line of credit for the Automotive Business, and (xvii) ability of the EDNC Baytown Plant to guarantee $35 to $50 million in gross revenues once operational. While the Company believes the expectations reflected in such Forward-Looking Statements are reasonable, it can give no assurance such expectations will prove to have been correct. There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to, (i) decline in general economic conditions, both domestic and foreign, (ii) material reduction in revenues, (iii) inability to collect in a timely manner a material amount of receivables, (iv) increased competitive pressures, (v) inability to meet the "Year 2000" compliance of the computer system by the Company, its key suppliers, customers, creditors, and financial service organization, (vi) changes in federal, state and local laws and regulations, especially environmental regulations, or in interpretation of such, pending (vii) additional releases (particularly air emissions into the environment), (viii) potential increases in equipment, maintenance, operating or labor costs not presently anticipated by the Company, (ix) inability to retain management or to develop new management, (x) the requirement to use internally generated funds for purposes not presently anticipated,
(xi) inability to become profitable, or if unable to become profitable, the inability to secure additional liquidity in the form of additional equity or debt, (xii) the effect of additional production capacity of anhydrous ammonia in the western hemisphere,

(xiii) the cost for the purchase of anhydrous ammonia not reducing or continuing to increase, (xiv) changes in competition, (xv) the loss of any significant customer, (xvi) changes in operating strategy or development plans, (xvii) inability to implement on a permanent basis the corrective actions necessary for the DSN Plant to operate at its stated capacity or inability to produce at the DSN Plant in an efficient manner, (xviii) inability to fund the working capital and expansion of the Company's businesses, (xix) adverse results in any of the Company's pending litigation, on claims described under "Legal Proceedings", (xx) inability to finalize the settlements of the environmental litigation in terms described in "Legal Proceedings", (xxi) inability to obtain necessary raw materials, (xxii) inability to satisfy the NYSE continued listing requirements, (xxiii) the requirement to pay a dividend on the Series B Preferred as a result of the spin-off of the Automotive Products Business, (xxiv) inability to recover the Company's investment in the aviation company, and (xxiv) other factors described in "Business", "Legal Proceedings" or "Management's Discussion and Analysis of Financial Condition and Results of Operation" contained in this report. Given these uncertainties, all parties are cautioned not to place undue reliance on such Forward-Looking Statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the Forward-Looking Statements contained herein to reflect future events or developments.

                            PART III

     The Company hereby incorporates by reference the information required by Part III of this report except for the information on the Company's executive officers included under Part 4A of Part I of this report, from the definitive proxy statement which the Company intends to file with the Securities and Exchange Commission on or before April 30, 1999, in connection with the Company's 1999 annual meeting of stockholders.

                             PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K
_______   _________________________________________________________
(a)(1)    Financial Statements

          The following consolidated financial statements of the Company appear immediately following this Part IV:

                                                        Pages
                                                       _________

Report of Independent Auditors                                F-1

Consolidated Balance Sheets at December 31, 1998
  and 1997                                             F-2 to F-3

Consolidated Statements of Operations for each of
  the three years in the period ended December 31,
  1998                                                        F-4

Consolidated Statements of Stockholders' Equity
  for each of the three years in the period ended
  December 31, 1998                                    F-5 to F-6

Consolidated Statements of Cash Flows for
  each of the three years in the period
  ended December 31, 1998                              F-7 to F-8

Notes to Consolidated Financial Statements            F-9 to F-46


Quarterly Financial Data (Unaudited)                         F-47

(a)(2)    Financial Statement Schedule

          The Company has included the following schedule in this report:

II - Valuation and Qualifying Accounts                       F-48

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

          3.1. Restated Certificate of Incorporation, the Certificate of Designation dated February 17, 1989, and certificate of Elimination dated April 30, 1993, which the Company hereby incorporates by reference from Exhibit 4.1 to the Company's Registration Statement, No. 33-61640; Certificate of Designation for the Company's $3.25 Convertible Exchangeable Class C Preferred Stock, Series 2, which the Company hereby incorporates by reference from
     Exhibit 4.6 to the Company's Registration Statement, No. 33-
     61640.

          3.2. Bylaws, as amended, which the Company hereby incorporates by reference from Exhibit 3(ii) to the Company's Form 10-Q for the quarter ended June 30, 1998.

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

          4.4.  Specimen Certificate for the Company's Common
     Stock, which the Company incorporates by reference from
     Exhibit 4.4 to the Company's Registration Statement No. 33-
     61640.

          4.5. Renewed Rights Agreement, dated January 6, 1999, between the Company and Bank One, N.A., which the Company hereby incorporates by reference from Exhibit No. 1 to the Company's Form 8-A Registration Statement, dated January 27, 1999.

          4.6. Indenture, dated as of November 26, 1997, by and among ClimaChem, Inc., the Subsidiary Guarantors and Bank One, NA, as trustee, which the Company hereby incorporates by reference from Exhibit 4.1 to the Company's Form 8-K, dated November 26, 1997.

          4.7. Form 10 3/4% Series B Senior Notes due 2007 which the Company hereby incorporates by reference from Exhibit
     4.3 to the ClimaChem Registration Statement, No. 333-44905.

         4.8. Amended and Restated Loan and Security Agreement, dated November 21, 1997, by and between BankAmerica Business Credit, Inc., and Climate Master, Inc., International Environmental Corporation, El Dorado Chemical Company and Slurry Explosive Corporation which the Company hereby incorporates by reference from Exhibit 10.2 to the ClimaChem Form S-4 Registration Statement, No. 333-44905.

          4.9. Amended and Restated Loan and Security Agreement, dated November 21, 1997, by and between BankAmerica Business Credit, Inc., and the Company, which the Company hereby incorporates by reference from Exhibit 4.11 to the Company's Form 10-K for the fiscal year ended December 31, 1997. Substantially identical Amended and Restated Loan and Security Agreements dated November 21, 1997, were entered into by each of L&S Bearing Co., and Summit Machine Tool Manufacturing Corp., with BankAmerica Business Credit, Inc., and are hereby omitted and such will be provided upon the Commission's request.

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

         4.11. First Amendment to Amended and Restated Loan and Security Agreement, dated March 12, 1998, between BankAmerica Business Credit, Inc., and the Company, which the Company hereby incorporates by reference from Exhibit
     4.13 to the Company's Form 10-K for the fiscal year ended December 31, 1997. Substantially identical First Amendments to Amended and Restated Loan and Security Agreements, dated March 12, 1998, were entered into by each of L&S Bearing Co. and Summit Machine Tool Manufacturing Corp. with BankAmerica Business Credit, Inc., and are hereby omitted and such will be provided upon the Commission's request.

          4.12. Third Amendment to Amended and Restated Loan and Security Agreement, dated August 14, 1998, between BankAmerica Business Credit, Inc., and Climate Master, Inc., International Environmental Corporation, El Dorado Chemical Company and Slurry Explosive Corporation, which the Company hereby incorporates by reference from Exhibit 4.1 to the Company's Form 10-Q for the quarter ended June 30, 1998.

          4.13. Third Amendment to Amended and Restated Loan and Security Agreement, dated August 14, 1998, between BankAmerica Business Credit, Inc., and the Company, which the Company hereby incorporates by reference from Exhibit
     4.2 to the Company's Form 10-Q for the quarter ended June 30, 1998. Substantially identical Third Amendments to Amended and Restated Loan and Security Agreements, dated August 14, 1998, were entered into by each of L&S Bearing Co. and Summit Machine Tool Manufacturing Corp. with BankAmerica Business Credit, Inc., and are hereby omitted and such will be provided upon the Commission's request.

          4.14. Fourth Amendment to Amended and Restated Loan and Security Agreement, dated November 19, 1998, between BankAmerica Business Credit, Inc., and Climate Master, Inc., International Environmental Corporation, El Dorado Chemical Company and Slurry Explosive Corporation, which the Company hereby incorporates by reference from Exhibit 4.1 to the Company's Form 10-Q for the quarter ended September 30, 1998.

          4.15. Fourth Amendment to Amended and Restated Loan and Security Agreement, dated November 19, 1998, between BankAmerica Business Credit, Inc., and the Company, which the Company hereby incorporates by reference from Exhibit 4.2 to the Company's Form 10-Q for the quarter ended September 30, 1998. Substantially identical Fourth Amendments to Amended and Restated Loan and Security Agreements, dated November 19, 1998, were entered into by each of L&S Bearing Co. and Summit Machine Tool Manufacturing Corp. with BankAmerica Business Credit, Inc., and are hereby omitted and such will be provided upon the Commission's request.

          4.16. Fifth Amendment to Amended and Restated Loan and Security Agreement, dated April 8, 1999, between BankAmerica Business Credit, Inc., and Climate Master, Inc., International Environmental Corporation, El Dorado Chemical Company and Slurry Explosive Corporation.

          4.17. Fifth Amendment to Amended and Restated Loan and Security Agreement, dated April 8, 1999, between BankAmerica Business Credit, Inc., and the Company. Substantially identical Fifth Amendments to Amended and Restated Loan and Security Agreements, dated April 8, 1999, were entered into by each of L&S Bearing Co. and Summit Machine Tool Manufacturing Corp. with BankAmerica Business Credit, Inc., and are hereby omitted and such will be provided upon the Commission's request.

          4.18. Waiver Letter, dated March 16, 1998, from BankAmerica Business Credit, Inc. which the Company hereby incorporates by reference from Exhibit 10.55 to the ClimaChem Form S-4 Registration Statement, No. 333-44905.

          4.19. First Supplemental Indenture, dated February 8, 1999, by and between ClimaChem, Inc., the Guarantors, and Bank One, N.A.

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

          10.8. Union Contracts, dated August 5, 1995, between EDC and the Oil, Chemical and Atomic Workers, and the United Steel Workers of America, dated November 1, 1995 which the Company hereby incorporates by reference from Exhibit 10.7 to the Company's Form 10-K for the fiscal year ended December 31, 1995.

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

          10.11. Lease Agreement dated November 12, 1987, between Climate Master, Inc. and West Point Company and amendments thereto, which the Company hereby incorporates by reference from Exhibits 10.32, 10.36, and 10.37, to the Company's Form 10-K for fiscal year ended December 31, 1988.

          10.12. Severance Agreement, dated January 17, 1989, between the Company and Jack E. Golsen, which the Company hereby incorporates by reference from Exhibit 10.48 to the Company's Form 10-K for fiscal year ended December 31, 1988. The Company also entered into identical agreements with Tony M. Shelby, David R. Goss, Barry H. Golsen, David M. Shear, and Jim D. Jones and the Company will provide copies thereof to the Commission upon request.

          10.13. Third Amendment to Lease Agreement, dated as of December 31, 1987, between Mac Venture, Ltd. and Hercules Energy Mfg.
     Corporation, which the Company hereby incorporates by reference from
     Exhibit 10.49 to the Company's Form 10-K for fiscal year ended December 31, 1988.

          10.14. Employment Agreement and Amendment to Severance Agreement dated January 12, 1989 between the Company and Jack E. Golsen, dated March 21, 1996 which the Company hereby incorporates by reference from
     Exhibit 10.15 to the Company's Form 10-K for fiscal year ended December 31, 1995.

          10.15. Non-Qualified Stock Option Agreement, dated June 1, 1992, between the Company and Robert C. Brown, M.D. which the Company hereby incorporates by reference from Exhibit 10.38 to the Company's Form 10-K for fiscal year ended December 31, 1992. The Company entered into substantially identical agreements with Bernard G. Ille, Jerome D. Shaffer and C.L.Thurman, and the Company will provide copies thereof to the Commission upon request.

          10.16. Loan and Security Agreement (DSN Plant) dated October 31, 1994 between DSN Corporation and The CIT Group which the Company hereby incorporates by reference from Exhibit 10.1 to the Company's Form 10-Q for the fiscal quarter ended September 30, 1994.

          10.17. Loan and Security Agreement (Mixed Acid Plant) dated April 5, 1995 between DSN Corporation and The CIT Group, which the Company hereby incorporates by reference from Exhibit 10.25 to the Company's
     Form 10-K for the fiscal year ended December 31, 1994.

          10.18. First Amendment to Loan and Security Agreement (DSN Plant), dated June 1, 1995, between DSN Corporation and The CIT Group/Equipment Financing, Inc. which the Company hereby incorporates by reference from Exhibit 10.13 to the ClimaChem Form S-4 Registration Statement, No. 333-44905.

          10.19. First Amendment to Loan and Security Agreement (Mixed Acid Plant), dated November 15, 1995, between DSN Corporation and The CIT Group/Equipment Financing, Inc. which the Company hereby incorporates by reference from Exhibit 10.15 to the ClimaChem Form S-4 Registration Statement, No. 333-44905.

          10.20 Loan and Security Agreement (Rail Tank Cars), dated
     November 15, 1995, between DSN Corporation and The CIT Group/Equipment Financing, Inc. which the Company hereby incorporates by reference from
     Exhibit 10.16 to the ClimaChem Form S-4 Registration Statement, No. 333-44905.

          10.21.    First Amendment to Loan and Security Agreement (Rail Tank
     Cars), dated November 15, 1995, between DSN Corporation and The CIT Group/Equipment Financing, Inc. which the Company hereby incorporates by reference from Exhibit 10.17 to the ClimaChem Form S-4 Registration Statement, No. 333-44905.

          10.22. Letter Amendment, dated May 14, 1997, to Loan and Security Agreement between DSN Corporation and The CIT Group/Equipment Financing, Inc. which the Company hereby incorporates by reference from Exhibit
     10.1 to the Company's Form 10-Q for the fiscal quarter ended March 31, 1997.

          10.23. Amendment to Loan and Security Agreement, dated November 21, 1997, between DSN Corporation and The CIT Group/Equipment Financing, Inc. which the Company hereby incorporates by reference from Exhibit
     10.19 to the ClimaChem Form S-4 Registration Statement, No. 333-44905.

          10.24. First Amendment to Non-Qualified Stock Option Agreement, dated March 2, 1994, and Second Amendment to Stock Option Agreement, dated April 3, 1995, each between the Company and Jack E. Golsen, which the Company hereby incorporates by reference from Exhibit 10.1 to the Company's Form 10-Q for the fiscal quarter ended March 31, 1995.

          10.25. Facility Letter, dated August 20, 1997, between Bank of New Zealand, Australia, and Total Energy Systems Limited which the Company hereby incorporates by reference from Exhibit 10.38 to the ClimaChem Form S-4 Registration Statement, No. 333-44905.

          10.26. Variation Letter, dated February 10, 1998, between Bank of New Zealand, Australia, and Total Energy Systems Limited which the Company hereby incorporates by reference from Exhibit 10.39 to the ClimaChem Form S-4 Registration Statement, No. 333-44905.

          10.27. Debenture Charge, dated March 7, 1995, between Total Energy Systems Limited and Bank of New Zealand which the Company hereby incorporates by reference from Exhibit 10.40 to the ClimaChem Form S-4 Registration Statement, No. 333-44905. T.E.S. Mining Services Pty. Ltd. and Total Energy Systems (NZ) Limited are each parties to substantially identical Debentures, copies of which will be provided to the Commission upon request.

          10.28. Anhydrous Ammonia Sales Agreement, dated May 28, 1997, to be effective January 1, 1997, between Koch Nitrogen Company and El Dorado Chemical Company which the Company hereby incorporates by reference from Exhibit 10.1 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1997. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF COMMISSION ORDER CF #5551, DATED SEPTEMBER 25, 1997, GRANTING A REQUEST FOR CONFIDENTIAL TREATMENT UNDER THE FREEDOM OF INFORMATION ACT AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.

          10.29. Baytown Nitric Acid Project and Supply Agreement dated June 27, 1997, by and among El Dorado Nitrogen Company, El Dorado Chemical Company and Bayer Corporation which the Company hereby incorporates by reference from Exhibit 10.2 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1997. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF COMMISSION ORDER CF #5551, DATED SEPTEMBER 25, 1997, GRANTING A REQUEST FOR CONFIDENTIAL TREATMENT UNDER THE FREEDOM OF INFORMATION ACT AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.

          10.30. First Amendment to Baytown Nitric Acid Project and Supply Agreement, dated February 1, 1999, between El Dorado Nitrogen Company,
     El Dorado Chemical Company, and Bayer Corporation. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A REQUEST
     BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT. THE OMITTED INFORMATION HAS BEEN FILED SEPARATELY WITH THE SECRETARY OF THE SECURITIES AND EXCHANGE COMMISSION FOR PURPOSES OF SUCH REQUEST.

          10.31. Service Agreement, dated June 27, 1997, between Bayer Corporation and El Dorado Nitrogen Company which the Company hereby incorporates by reference from Exhibit 10.3 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1997. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF COMMISSION ORDER CF #5551, DATED SEPTEMBER 25, 1997, GRANTING A REQUEST FOR CONFIDENTIAL TREATMENT UNDER THE FREEDOM OF INFORMATION ACT AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.

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

          10.35. Security Agreement and Collateral Assignment of Construction Documents, dated as of June 27, 1997, made by El Dorado Nitrogen Company which the Company hereby incorporates by reference from
     Exhibit 10.7 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1997.

          10.36. Security Agreement and Collateral Assignment of Facility Documents, dated as of June 27, 1997, made by El Dorado Nitrogen Company and consented to by Bayer Corporation which the Company hereby incorporates by reference from Exhibit 10.8 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1997.

          10.37. Amendment to Loan and Security Agreement, dated March 16, 1998, between The CIT Group/Equipment Financing, Inc., and DSN Corporation which the Company hereby incorporates by reference from
     Exhibit 10.54 to the ClimaChem Form S-4 Registration Statement, No. 333-44905.

          10.38. Fifth Amendment to Lease Agreement, dated as of December 31, 1998, between Mac Venture, Ltd. and Hercules Energy Mfg.
     Corporation.

          10.39. Sales Contract, dated December 7, 1998, between Solutia, Inc. and El Dorado Chemical Company. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT. THE OMITTED INFORMATION HAS BEEN FILED SEPARATELY WITH THE SECRETARY OF THE SECURITIES AND EXCHANGE COMMISSION FOR PURPOSES OF SUCH REQUEST.

          10.40. Agreement for Purchase and Sale of Anhydrous Ammonia, dated January 1, 1999, between El Dorado Chemical Company and Farmland Industries, Inc. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT. THE OMITTED INFORMATION HAS BEEN FILED SEPARATELY WITH THE SECRETARY OF THE SECURITIES AND EXCHANGE COMMISSION FOR PURPOSES OF SUCH REQUEST.

          10.41. Agreement, dated March 23, 1999, among El Dorado Chemical Company, El Dorado Nitrogen Company, Bayer Corporation, ICF Kaiser Engineers, Inc., ICF Kaiser International, Inc., and Acstar Insurance Company.

          10.42. Union Contract, dated August 1, 1998, between El Dorado Chemical Company and the International Association of Machinists and Aerospace Workers.

          10.43. Non-Qualified Stock Option Agreement, dated April 22, 1998, between the Company and Robert C. Brown, M.D. The Company entered into substantially identical agreements with Bernard G. Ille, Jerome D. Shaffer, Raymond B. Ackerman, Horace G. Rhodes, Gerald J. Gagner, and Donald W. Munson. The Company will provide copies of these agreements to the Commission upon request.

          10.44.    The Company's 1998 Stock Option and Incentive Plan.

          10.45. Letter Agreement, dated March 12, 1999, between Kestrel Aircraft Company and LSB Industries, Inc., Prime Financial Corporation, Herman Meinders, Carlan K. Yates, Larry H. Lemon, Co-Trustee Larry H. Lemon Living Trust.

          10.46. Covenant Waiver Letter, dated April 13, 1999, between The CIT Group and DSN Corporation.

          21.1. Subsidiaries of the Company

          23.1. Consent of Independent Auditors

          27.1. Financial Data Schedule

     (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the fourth quarter of 1998.

                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly-authorized, to sign this report on its behalf of this 15th day of April, 1999.

                              LSB INDUSTRIES, INC.


                              By:  /s/ Jack E. Golsen
                                 ______________________________
                                 Jack E. Golsen
                                 Chairman of the Board and
                                 President
                                 (Principal Executive Officer)


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

Dated:  April 15, 1999      By:   /s/ Jack E. Golsen
                                 __________________________________
                                 Jack E. Golsen, Director


Dated:  April 15, 1999      By:  /s/ Tony M. Shelby
                                 __________________________________
                                 Tony M. Shelby, Director


Dated:  April 15, 1999      By:  /s/ David R. Goss
                                 __________________________________
                                 David R. Goss, Director


Dated:  April 15, 1999      By:  /s/ Barry H. Golsen
                                 __________________________________
                                 Barry H. Golsen, Director

Dated:  April 15, 1999      By:  /s/ Robert C. Brown
                                 ___________________________________
                                 Robert C. Brown, Director


Dated:  April 15, 1999      By: /s/ Bernard G. Ille
                                 ____________________________________
                                 Bernard G. Ille, Director


Dated:  April 15, 1999      By:  /s/ Jerome D. Shaffer
                                 ____________________________________
                                 Jerome D. Shaffer, Director


Dated:  April 15, 1999      By:  /s/ Raymond B. Ackerman
                                 _____________________________________
                                 Raymond B. Ackerman, Director


Dated:  April 15, 1999      By: /s/ Horace Rhodes
                                 ______________________________________
                                 Horace Rhodes, Director.


Dated:  April 15, 1999      By: /s/ Gerald J. Gagner
                                 ______________________________________
                                 Gerald J. Gagner, Director


Dated:  April 15, 1999      By:  /s/ Donald W. Munson
                                 ______________________________________
                                 Donald W. Munson, Director

                       LSB INDUSTRIES, INC.

                Consolidated Financial Statements

          Years ended December 31, 1998, 1997, and 1996



                             Contents
Report of Independent Auditors . . . . . . . . . . . . . . . .F-1

Consolidated Financial Statements

Consolidated Balance Sheets. . . . . . . . . . . . . . . . . .F-2
Consolidated Statements of Operations. . . . . . . . . . . . .F-4
Consolidated Statements of Stockholders' Equity. . . . . . . .F-5
Consolidated Statements of Cash Flows. . . . . . . . . . . . .F-7
Notes to Consolidated Financial Statements . . . . . . . . . .F-9

                  Report of Independent Auditors

The Board of Directors and Stockholders
LSB Industries, Inc.

We have audited the accompanying consolidated balance sheets of LSB Industries, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of LSB Industries, Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                       /s/ Ernst & Young LLP

                                       ERNST & YOUNG LLP

Oklahoma City, Oklahoma
February 19, 1999,
except for paragraphs (A) and (C) of Note 5 and Note 14, as to which the date is
April 14, 1999

                       LSB INDUSTRIES, INC.

                   Consolidated Balance Sheets

                                                  December 31
                                              1998         1997
                                             ____________________
                                                 (In Thousands)
Assets
Current assets (Note 5):
  Cash and cash equivalents                 $  1,555    $  4,934
  Trade accounts receivable, net              52,730      52,191
  Inventories (Note 3)                        63,845      66,374
  Supplies and prepaid items                   7,809       7,595
                                             ___________________
Total current assets                         125,939     131,094








Property, plant and equipment, net
  (Notes 4 and 5)                           99,228      119,331








Other assets, net                           23,480       21,228
                                          _____________________
                                          $248,647     $270,653
                                          =====================

(Continued on following page)




                               F-2

                       LSB INDUSTRIES, INC.

             Consolidated Balance Sheets (continued)

                                                  December 31
                                              1998         1997
                                             ____________________
                                                 (In Thousands)
Liabilities and stockholders' equity
Current liabilities:
  Drafts payable                            $    758    $    737
  Accounts payable                            24,043      28,137
  Accrued liabilities                         19,006      16,196
  Current portion of long-term debt
    (Note 5)                                  13,954      15,874
                                             ___________________
Total current liabilities                     57,761      60,944

Long-term debt (Note 5)                      155,688     165,067
Commitments and contingencies (Note 10)
Redeemable, noncumulative, convertible
  preferred stock, $100 par value; 1,463
  shares issued and outstanding (1,539
  in 1997) (Note 8)                              139         146

Stockholders' equity (Notes 5, 7 and 9):
  Series B 12% cumulative, convertible,
  preferred stock, $100 par value; 20,000
  shares issued and outstanding                2,000       2,000
Series 2 $3.25 convertible, exchangeable
  Class C preferred stock, $50 stated
  value; 920,000 shares issued                46,000      46,000
Common stock, $.10 par value; 75,000,000
  shares authorized, 15,108,676 shares
  issued (15,042,356 in 1997)                  1,511       1,504
Capital in excess of par value                38,329      38,257
Accumulated other comprehensive loss          (1,559)     (1,003)
Accumulated deficit                          (35,166)    (29,773)
                                            ____________________
                                              51,115      56,985
Less treasury stock, at cost:
  Series 2 preferred, 5,000 shares               200         200
  Common stock, 3,202,690 shares
    (2,293,390 in 1997)                       15,856      12,289
                                            ____________________
Total stockholders' equity                    35,059      44,496
                                            ____________________
                                            $248,647    $270,653
                                            ====================

See accompanying notes.

                       LSB Industries, Inc.

              Consolidated Statements of Operations


                                     Year ended December 31,
                                 1998         1997        1996
                              __________________________________
                               (In Thousands, Except Per Share
                                           Amounts)
Revenues:
  Net sales                   $310,037     $313,929     $307,160
  Other income                   1,290        5,167        6,265
  Gain on sale of The Tower
    (Note 2)                    12,993            -            -
                              __________________________________
                               324,320      319,096      313,425

Costs and expenses:
  Cost of sales                247,084      257,982      250,388
  Selling, general and
    administrative              61,729       64,770       56,715
  Interest                      17,327       14,740       10,017
                              __________________________________
                               326,140      337,492      317,120
                              __________________________________
Loss before provision for
  income taxes and extra-
  ordinary charge               (1,820)     (18,396)      (3,695)

Provision for income taxes
  (Note 6)                         100           50          150
                              __________________________________
Loss before extraordinary
  charge                        (1,920)     (18,446)      (3,845)

Extraordinary charge                 -        4,619            -
                              __________________________________
Net loss                        (1,920)     (23,065)      (3,845)

Preferred stock dividends        3,229        3,229        3,229
                              __________________________________
Net loss applicable to
  common stock                $ (5,149)    $(26,294)    $ (7,074)
                              ==================================

Loss per common share--basic
  and diluted:
    Loss before extraordinary
      charge                     $(.42)      $(1.68)       $(.55)
    Extraordinary charge             -         (.36)           -
                              __________________________________
    Net loss                     $(.42)      $(2.04)       $(.55)
                              ==================================

See accompanying notes.

                       LSB Industries, Inc.

         Consolidated Statements of Stockholders' Equity



                               Common Stock        Non-
                             _________________  redeemable  Capital in
                                         Par     Preferred   Excess of
                               Shares    Value     Stock     Par Value
                             ______________________________________________

Balance at December 31, 1995  14,757    $1,476    $48,000   $37,567

Net loss                           -         -          -         -
Foreign currency translation
  adjustment                       -         -          -         -

Total comprehensive loss

Conversion of 27 shares of
  redeemable preferred stock
  to common stock                  1         -          -         2
Exercise of stock options:
  Cash received                   85         8          -       185
  Stock tendered and added
    to treasury at market
    value                         45         5          -        89
Dividends declared:
  Series B 12% preferred
    stock ($12.00 per
    share)                         -         -          -         -
  Redeemable preferred stock
    ($10.00 per share)             -         -          -         -
  Common stock ($.06 per
    share)                         -         -          -         -
  Series 2 preferred stock
    ($3.25 per share)              -         -          -         -
Purchase of treasury stock         -         -          -         -
                              _____________________________________________
Balance at December 31, 1996  14,888     1,489     48,000    37,843


(Continued on following page)






      Accumulated          Retained
         Other             Earnings      Treasury    Treasury
     Comprehensive      (Accumulated)    Stock--     Stock--
     Income (Loss)        Deficit)       Common      Preferred      Total
     _______________________________________________________________________
                (In Thousands)
       $   278           $ 5,148        $(10,415)    $  (200)      $ 81,854

             -            (3,845)              -           -         (3,845)
            (2)                -               -           -             (2)
                                                                   _________
                                                                     (3,847)


             -                 -               -           -              2

             -                 -               -           -            193


             -                 -             (94)           -              -



             -              (240)              -           -           (240)

             -               (16)              -           -            (16)

             -              (780)              -           -           (780)

             -            (2,973)              -           -         (2,973)
             -                 -            (175)          -           (175)
     _______________________________________________________________________
           276            (2,706)        (10,684)       (200)        74,018


                       LSB Industries, Inc.

   Consolidated Statements of Stockholders' Equity (continued)



                                  Common Stock           Non-
                              ____________________    redeemable   Capital in
                                          Par         Preferred    Excess of
                               Shares    Value          Stock      Par Value
                              ________________________________________________

Net loss                           -     $    -        $     -       $     -
Foreign currency translation
  adjustment                       -          -              -             -

Total comprehensive loss

Exercise of stock options:
  Cash received                   67          6              -           190
  Stock tendered and added
    to treasury at market
    value                         87          9             -            224
Dividends declared:
  Series B 12% preferred
    stock ($12.00 per
    share)                         -          -              -              -
  Redeemable preferred stock
    ($10.00 per share)             -          -              -              -
  Common stock ($.06 per
    share)                         -          -              -              -
  Series 2 preferred stock
    ($3.25 per share)              -          -              -              -
Purchase of treasury stock         -          -              -              -
                              _______________________________________________
Balance at December 31, 1997   15,042     1,504         48,000         38,257

Net loss                            -         -              -              -
Foreign currency translation
  adjustment                        -         -              -              -

Total comprehensive loss

Conversion of 76.5 shares of
  redeemable preferred stock
  to common stock                   3         -              -              7
Exercise of stock options:
  Cash received                    64         7              -             65
Dividends declared:
  Series B 12% preferred
    stock ($12.00 per
    share)                         -         -               -              -
  Redeemable preferred stock
    ($10.00 per share)             -         -               -              -
  Common stock ($.02 per
    share)                         -         -               -              -
  Series 2 preferred stock
    ($3.25 per share)              -         -               -              -
Purchase of treasury stock         -         -               -              -
                               ________________________________________________
Balance at December 31, 1998   15,109     1,511         48,000         38,329
                               ================================================
(See accompanying notes)







         Accumulated        Retained
            Other           Earnings        Treasury     Treasury
        Comprehensive     (Accumulated)     Stock--      Stock--
        Income (Loss)        Deficit)       Common       Preferred     Total
      _______________________________________________________________________
       (In Thousands)

       $      -            $(23,065)       $     -       $    -      $(23,065)

         (1,279)                  -              -            -        (1,279)
                                                                      ________
                                                                      (24,344)


              -                   -              -            -           196


              -                   -           (233)           -             -



              -                (240)             -            -          (240)

              -                 (16)             -            -           (16)

              -                (773)             -            -          (773)

              -              (2,973)             -            -        (2,973)
              -                   -         (1,372)           -        (1,372)
     _________________________________________________________________________
         (1,003)            (29,773)       (12,289)        (200)       44,496

              -              (1,920)             -            -       (1,920)

           (556)                  -              -            -         (556)
                                                                     _________
                                                                      (2,476)



             -                    -              -            -            7

             -                    -              -            -           72



             -                 (240)             -            -         (240)

             -                  (16)             -            -          (16)

             -                 (244)             -            -         (244)

             -               (2,973)             -            -       (2,973)
             -                    -         (3,567)           -       (3,567)
      ______________________________________________________________________
       $(1,559)            $(35,166)      $(15,856)       $(200)     $35,059
      ======================================================================

                       LSB Industries, Inc.

              Consolidated Statements of Cash Flows


                                                Year ended December 31,
                                               1998      1997      1996
                                           ________________________________
                                                    (In Thousands)

Cash flows from operating activities
Net loss                                     $(1,920)  $(23,065) $ (3,845)
Adjustments to reconcile net loss to
  net cash provided (used) by operations:
    Extraordinary charge related to
      financing activities                         -      4,619         -
    Depreciation of property, plant and
      equipment                               11,651     11,142     8,655
    Amortization                               1,549      1,308     1,124
    Provision for possible losses:
      Accounts receivable                      1,544      1,544     1,450
      Inventory                                  173         68       578
      Notes receivable                         1,480      1,093     1,565
      Environmental matters                        -        300       100
      Loan guarantee                           1,662      1,093       626
      Recapture of prior period provisions
        for loss on loans receivable
        secured by real estate and other      (1,081)    (1,383)        -
    Loss (gain) on sale of assets            (13,872)        57    (1,574)
    Cash provided (used) by changes
      in assets and liabilities:
        Trade accounts receivable             (2,301)    (3,805)   (8,267)
        Inventories                            1,341     (1,960)   (2,295)
        Supplies and prepaid items            (1,010)      (476)   (1,533)
        Accounts payable                      (4,016)   (13,549)   13,288
        Accrued liabilities                      559      2,530     3,441
                                          __________________________________
Net cash provided (used) by operating
   activities                                 (4,241)   (20,484)   13,313

Cash flows from investing activities
Capital expenditures                          (9,620)   (12,633)  (19,950)
Principal payments on loans receivable           427        283       742
Proceeds from sale of The Tower, sales
  of equipment and real estate
  properties                                  31,057      1,957       417
Proceeds from the sale of investment
  securities                                       -          -     1,524
Other assets                                 (2,082)     (5,293)   (3,745)
                                         _________________________________
Net cash provided (used) by investing
   activities                                19,782     (15,686)  (21,012)

(Continued on following page)

                       LSB INDUSTRIES, INC.

        Consolidated Statements of Cash Flows (continued)


                                                Year ended December 31,
                                             1998       1997        1996
                                          __________________________________
                                                    (In Thousands)

Cash flows from financing activities
Payments on long-term and other debt       $(20,338)   $(75,846)   $(11,985)
Long-term and other borrowings, net
  of origination fees                           617     162,451      25,029
Debt prepayment charge                            -     (4,619)           -
Net change in revolving debt
  facilities                                  7,748    (37,525)      (1,266)
Net change in drafts payable                     21        201          112
Dividends paid:
  Preferred stocks                           (3,229)    (3,229)      (3,229)
  Common stock                                 (244)      (773)        (780)
Purchase of treasury stock                   (3,567)    (1,372)        (175)
Net proceeds from issuance of
  common stock                                   72        196          193
                                             _________________________________
Net cash provided (used) by financing
  activities                                (18,920)    39,484        7,899
                                             _________________________________
Net increase (decrease) in cash and
  cash equivalents from all activities       (3,379)     3,314          200
Cash and cash equivalents at beginning
  of year                                     4,934      1,620        1,420
                                           ___________________________________
Cash and cash equivalents at end of year   $  1,555   $  4,934     $  1,620
                                           ===================================

See accompanying notes.

                       LSB INDUSTRIES, INC.

            Notes to Consolidated Financial Statements

                 December 31, 1998, 1997 and 1996


1.  Basis of Presentation

The accompanying consolidated financial statements include the accounts of LSB Industries, Inc. (the "Company") and its subsidiaries. The Company is a diversified holding company which is engaged, through its subsidiaries, in the manufacture and sale of chemical products (the "Chemical Business"), the manufacture and sale of a broad range of air handling and heat pump products (the "Climate Control Business"), the manufacture or purchase and sale of certain automotive products (the "Automotive Business") and the purchase and sale of machine tools (the "Industrial Products Business"). See Note 13 Segment Information.

All material intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to the financial statements for the years ended December 31, 1997 and 1996 to conform to the consolidated financial statement presentation for the year ended December 31, 1998.

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

Inventories

Purchased machinery and equipment are carried at specific cost plus duty, freight and other charges, not in excess of net realizable value. All other inventory is priced at the lower of cost or market, with cost being determined using the first-in, first-out (FIFO) basis, except for certain heat pump products with a value of $7,095,000 at December 31, 1998 ($8,151,000 at December 31, 1997), which are priced at the lower of cost or market, with cost being determined using the last-in, first-out (LIFO) basis. The difference between the LIFO basis and current cost was $1,062,000 and $1,223,000 at December 31, 1998 and 1997, respectively.

Depreciation

For financial reporting purposes, depreciation is primarily computed using the straight-line method over the estimated useful lives of the assets.

                       LSB Industries, Inc.

2.  Accounting Policies (continued)

Capitalization of Interest

Interest costs of $1,113,000 and $2,405,000 related to the construction of a nitric acid plant were capitalized in 1997 and 1996, respectively (none in 1998), and are amortized over the plant's estimated useful life.

Loans Receivable

In February 1997, a subsidiary of the Company foreclosed on a loan receivable with a carrying amount of $14.0 million and exercised its option to acquire the related office building located in Oklahoma City, known as "The Tower."

In March 1998, the subsidiary closed the sale of The Tower and realized proceeds of approximately $29.3 million from the sale, net of transaction costs. Proceeds from the sale were used to retire the outstanding indebtedness of approximately $13 million in March 1998, for which this property served as collateral. Approximately $15 million of the remaining proceeds were used to reduce indebtedness outstanding under the Company's Revolving Credit Facility. The Company recognized a gain on the sale of the property of approximately $13 million in the first quarter of 1998.

Excess of Purchase Price Over Net Assets Acquired

The excess of purchase price over net assets acquired, which is included in other assets in the accompanying balance sheets, were $2,895,000 and $3,287,000, net of accumulated amortization, of $4,033,000 and $3,641,000 at December 31, 1998 and 1997, respectively, and is amortized by the straight-line method over periods of 10 to 22 years. The carrying value of the excess of purchase price over net assets acquired is reviewed (using estimated future net cash flows, including proceeds from disposal) if the facts and circumstances indicate that it may be impaired. No significant impairment provisions were required in 1998, 1997 or 1996.

Debt Issuance Costs

Debt issuance costs are amortized over the term of the associated debt instrument using the straight-line method. Such costs, which are included in other assets in the accompanying balance sheets, were $4,084,000 and $4,272,000 net of accumulated amortization of $1,141,000 and $683,000 as of December 31, 1998 and 1997, respectively.

                       LSB Industries, Inc.

2.  Accounting Policies (continued)

Research and Development Costs

Costs incurred in connection with product research and development are expensed as incurred. Such costs amounted to $409,000 in 1998, $394,000 in 1997 and $532,000 in 1996.

Advertising Costs

Costs incurred in connection with advertising and promotion of the Company's products are expensed as incurred. Such costs amounted to $2,123,000 in 1998, $2,430,000 in 1997 and $1,814,000 in 1996.

Translation of Foreign Currency

Assets and liabilities of foreign operations, where the functional currency is the local currency, are translated into U.S. dollars at the fiscal year end exchange rate. The related translation adjustments are recorded as cumulative translation adjustments, a separate component of stockholders' equity. Revenues and expenses are translated using average exchange rates prevailing during the year.

Hedging

In 1997, the Company entered into interest rate forward contracts to effectively fix the interest rate on a long-term lease commitment to become effective in 1999 (not for trading purposes). The Company accounts for these contracts under the deferral method, whereby the net gain or loss upon settlement will adjust the item being hedged, the minimum lease rentals, in periods commencing with the lease execution. If the necessary correlation (generally a correlation coefficient of between 80% and 125%) ceases, the differential between the market value and the carrying value will be recognized in operations as a gain or loss. Under the interest rate forward agreement, the Company is the fixed rate payor on notional amounts aggregating $50 million with a weighted average interest rate of 7.12%. The agreement requires a net settlement on maturity in 1999, of which an unrelated third party is contractually obligated for 50%. The
Company is required to post margin in the form of bank letters of credit or treasury bills under this interest rate hedge agreement equal to the loss in market value of the contracts since inception. See Note 10 -- Commitments and Contingencies and Note 12 -- Fair Value of Financial Instruments.

                       LSB Industries, Inc.

2.  Accounting Policies (continued)

In August 1998, the Company entered into a three month natural gas swap agreement at a price of $2.56 per MMBtu for the months of December 1998 through February 1999 to hedge the price volatility of ammonia (not for trading purposes). Under these swap agreements, the Company is the fixed-price payor. Monthly payments are made or received based on the differential between the fixed price and the specified index price of natural gas on the settlement date. Gains or losses resulting from the settlement of the swap transactions are recognized in cost of sales when the inventory is sold. At December 31, 1998, the Company had outstanding commodity contracts involving notional amounts of 590,000 MMBtu that are not reflected in the accompanying balance sheet. These notional amounts do not represent amounts exchanged by the parties; rather, they are used as the basis to calculate the amounts due under the agreements.

Loss Per Share

Net loss applicable to common stock is computed by adjusting net loss by the amount of preferred stock dividends. Basic loss per common share is based upon the weighted average number of common shares outstanding during each period after giving appropriate effect to preferred stock dividends. Diluted loss per share is based on the weighted average number of common shares and dilutive common equivalent shares outstanding, if any, and the assumed conversion of dilutive convertible securities outstanding, if any, after appropriate adjust-ment for interest, net of related income tax effects on convertible notes payable, as applicable. All potentially dilutive securities were antidilutive for all periods presented and have thus, been excluded from diluted loss per share. See Note 7 -- Stockholders' Equity, Note 8 -- Redeemable Preferred Stock, and Note 9 -- Non-redeemable Preferred Stock for a full description of securities which may have a dilutive effect in future periods.

Average common shares outstanding used in computing loss per share are as follows:

                                 1998        1997        1996
                              ___________________________________
    Basic and diluted        12,372,770   12,876,064   12,925,649

Changes in Accounting

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). The provisions of SFAS 130 require the Company to classify items of other comprehensive income in the financial statements

                       LSB Industries, Inc.

2.  Accounting Policies (continued)

and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The Company has also made similar reclassifications for all prior periods for comparative purposes.

Effective January 1, 1998, the Company changed its method of accounting for the costs of computer software developed for internal use to capitalize costs incurred after the preliminary project stage as outlined in Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). These capitalized costs will be amortized over their estimated useful life. Prior to 1998, these costs were expensed as incurred. The effect of this change on net income for the year ended December 31, 1998 was not material.

Effective January 1, 1998, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (Statement 131). Statement 131 superseded FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise." Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Statement 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of Statement 131 did not affect results of operations or financial position, but did affect the disclosure of segment information (Note 13).

Recently Issued Pronouncements

In the second quarter of 1998, the Accounting Standards Executive Committee of the Securities and Exchange Commission released Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5"). SOP 98-5 requires that the costs of start-up activities, including organization costs, be expensed as incurred. As of December 31, 1998, the start-up costs capitalized on the balance sheet are immaterial. SOP 98-5 is effective for fiscal years ending after December 15, 1998 and, accordingly, will be adopted January 1, 1999.

In June 1998, the Financial Accounting Standards Board issued Statement No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt this new Statement January 1, 2000. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value

                       LSB Industries, Inc.

2.  Accounting Policies (continued)

through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what all of the effects of SFAS 133 will be on the earnings and financial position of the Company; however, the Company expects that the
interest rate forward contracts, discussed under Accounting Policies   Hedging,
will be accounted for as a cash flow hedge upon adoption of SFAS 133, with the effective portion of the hedge being classified in equity in accumulated other comprehensive income or loss. The amount included in accumulated other comprehensive income or loss will be amortized to operations over the initial term of the leveraged lease.

Statements of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash, overnight funds and interest bearing deposits with maturities when purchased by the Company of 90 days or less.

Supplemental cash flow information includes:


                                              1998      1997     1996
                                            ___________________________
                                                    (In Thousands)
Cash payments for:
  Interest on long-term debt and other      $17,333   $14,804   $12,038
  Income taxes, net of refunds                   65        86       345
Noncash financing and investing
  activities-
  Long-term debt issued for property,
    plant and equipment                         523     1,108     2,226

                       LSB Industries, Inc.

3.  Inventories

Inventories at December 31, 1998 and 1997 consist of:

                              Finished
                                (or
                              Purchased)  Work-In-     Raw
                                Goods     Process   Materials    Total
                              ___________________________________________
                                            (In Thousands)
1998:
  Chemical products           $10,934     $3,848     $10,281    $25,063
  Climate Control products      3,233      2,442       6,673     12,348
  Automotive products          13,992        888       5,477     20,357
  Machinery and industrial
    supplies                    6,077          -           -      6,077
                              ___________________________________________
Total                         $34,236     $7,178     $22,431    $63,845
                              ===========================================

1997 total                    $36,429     $8,582     $21,363    $66,374
                              ===========================================

4.  Property, Plant and Equipment

Property, plant and equipment, at cost, consist of:


                                                  December 31
                                               1998         1997
                                             ____________________
                                                 (In Thousands)

Land and improvements                        $  2,910     $  5,425
Buildings and improvements(A)                  20,130       34,648
Machinery, equipment and automotive           161,337      154,727
Furniture, fixtures and store equipment         8,098        7,159
Other                                           3,132        3,246
                                             _____________________
                                              195,607      205,205
Less accumulated depreciation, depletion,
  and amortization                             96,379       86,874
                                             _____________________
                                             $ 99,228     $118,331
                                             =====================

(A) Includes The Tower in 1997 acquired through foreclosure in February 1997 and sold in March 1998 as discussed in Note 2 -- Accounting Policies, Loans Receivable.

                       LSB Industries, Inc.

5.  Long-Term Debt

Long-term debt consists of the following:
                                                         December 31,
                                                      1998         1997
                                                    ____________________
                                                        (In Thousands)
Secured revolving credit facility with interest
  at a base rate plus a specified percentage
  (8.1% aggregate rate at December 31, 1998)(A)     $ 26,333     $ 19,275
10-3/4% Senior Notes due 2007(B)                     105,000      105,000
Secured loan with interest payable monthly(C)          9,570       11,806
Secured revolving credit facility (weighted
  average interest rate of 7.1% at December 31,
  1998)(D)                                             5,009        4,592
Note payable to bank, due in monthly installments
   of principal and interest through May 2001              -       12,622
Other, with interest at rates of 7.5% to 10.9%,
  most of which is secured by machinery and
  equipment(E)                                         23,730       27,646
                                                     ________________________
                                                      169,642      180,941
Less current portion of long-term debt                 13,954       15,874
                                                     ________________________
Long-term debt due after one year                    $155,688     $165,067
                                                     ========================

(A) In December 1994, the Company, certain subsidiaries of the Company (the "Borrowing Group") and a bank entered into a series of six asset-based revolving credit facilities which provided for an initial term of three years. In November 1997, the Company amended the agreement. The amended agreement provides for a $65 million revolving credit facility (the "Revolving Credit Facility") with four separate loan agreements (the "Credit Facility Agreements"), for the
     Company and its subsidiaries. Under the Revolving Credit Facility, certain conditions exist which restrict intercompany transfers of amounts borrowed between subsidiaries. Borrowings under the Revolving Credit Facility bear an annual rate of interest at a floating rate based on the lender's prime rate plus .5% per annum or, at the Company's option, on the lender's LIBOR rate plus 2.875% per annum (which rates are subject to increase or reduction based upon specified availability and adjusted tangible net worth levels). The Revolving Credit Facility will terminate on December 31, 2000, subject to automatic renewal for terms of 13 months each, unless terminated by either party. The Credit Facility Agreements also require the payment of an annual facility fee equal to 0.5% of the unused Revolving Credit Facility. The Company may terminate the Revolving Credit Facility prior to

                       LSB Industries, Inc.

     maturity; however, should the Company do so, it would be required to pay a termination fee of $500,000.

     Each of the Credit Facility Agreements specify a number of events of default and require the Company to maintain certain financial ratios (including adjusted tangible net worth and debt ratios), limits the amount of capital expenditures, and contains other covenants which restrict, among other things,
     (i) the incurrence of additional debt; (ii) the payment of dividends and other distributions; (iii) the making of certain investments; (iv) certain mergers, acquisitions and dispositions; (v) the issuance of secured guarantees; and (vi) the granting of certain liens.

     Events of default under the Revolving Credit Facility include, among other things, (i) the failure to make payments of principal, interest, and fees, when due; (ii) the failure to perform covenants contained therein; (iii) the occurrence of a change in control if any party is or becomes the beneficial owner of more than 50% of the total voting securities of the Company, except for Jack E. Golsen or members of his immediate family; (iv) default under any material agreement or instrument (other than an agreement or instrument evidencing the lending of money) which would have a material adverse effect on the Company and its subsidiaries which are borrowers under the Revolving Credit Facility, taken as a whole, and which is not cured within the grace period; (v) a default under any other agreement relating to borrowed money exceeding certain limits; and (vi) customary bankruptcy or insolvency defaults. In November 1998, the Company and its subsidiaries amended the financial covenants of the Revolving Credit Facility (the "Amended Covenants"). The Amended Covenants provide for elimination of financial covenants upon the sale, disposal or spin-off of LSB's Automotive subsidiaries so long as the remaining borrowing group maintains a minimum aggregate availability under the Revolving Credit Facility of $15 million.

     At December 31, 1998, the Company and its subsidiaries were not in compliance with certain of the financial covenants of the Revolving Credit Facility. In April 1999, the Company obtained waivers of noncompliance and amendments to reset the financial covenants through maturity.

     The Revolving Credit Facility is secured by the accounts receivable, inventory, proprietary rights, general intangibles, books and records, and proceeds thereof of the Company.

                       LSB Industries, Inc.

5.  Long-Term Debt (continued)

(B) In 1997, a subsidiary of the Company (ClimaChem, Inc., "CCI") completed the sale of $105 million principal amount of 10 3/4% Senior Notes due 2007 (the "Notes"). The Notes bear interest at an annual rate of 10 3/4% payable semiannually in arrears on June 1 and December 1 of each year. The Notes are senior unsecured obligations of CCI and rank pari passu in right of payment to all existing senior unsecured indebtedness of CCI and its subsidiaries. The Notes are effectively subordinated to all existing and future senior secured indebtedness of CCI.

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

     Under the terms of the Indenture, CCI cannot transfer funds to the Company in the form of cash dividends or other distributions or advances, except for (i) the amount of taxes that CCI would be required to pay if they were not consolidated with the Company and (ii) an amount not to exceed fifty percent (50%) of CCI's cumulative net income from January 1, 1998 through the end of the period for which the calculation is made for the purpose of proposing a payment and
     (iii) the amount of direct and indirect costs and expenses incurred by the Company on behalf of CCI pursuant to a certain services agreement and a certain management agreement to which CCI and the Company are parties.

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

     CCI is a holding company with no assets (other than that related to the notes receivable from LSB and affiliates, specified below, and the Notes origination fees which have a net book value of $3.7 million as of December 31, 1998) or operations other than its investments in its subsidiaries, and each of its subsidiaries is wholly owned, directly or indirectly. CCI's payment obligations under the Notes are fully, unconditionally and joint and severally guaranteed by all of the existing subsidiaries of CCI, except for El Dorado Nitrogen Company ("EDNC"). The assets, equity, and earnings of EDNC are inconsequential for all periods presented. Separate financial statements and other disclosures concerning the guarantors are not presented herein because management has determined they are not material to investors. Summarized financial information of CCI and its subsidiaries as of December 31, 1998 and 1997 and the results of operations for each of the three years ended December 31, 1998 is as follows:

                                                  December 31
                                               1998         1997
                                             ____________________
                                                 (In Thousands)
     Balance sheet data:
     Current assets(1)(2)                    $ 88,695   $ 88,442
     Property, plant and equipment             82,389     84,329
     Notes receivable from LSB and
       affiliates(1)                           13,140     13,443
     Other assets                              10,480     14,661
                                             ___________________
     Total assets                            $194,704   $200,875
                                             ===================

     Current liabilities                     $ 33,895   $ 38,004
     Long-term debt                           127,471    126,346
     Other                                      9,580      9,236
     Stockholders' equity                      23,758     27,289
                                             ___________________
     Total liabilities and stockholders'
       equity                                $194,704  $200,875
                                             ==================

(1) Notes receivable from LSB and affiliates is eliminated when consolidated with the Company.

(2) Current assets include income tax and other receivables due from LSB which aggregate $3.4 million and $4.3 million at December 31, 1998 and 1997, respectively.

                       LSB Industries, Inc.

5.  Long-Term Debt (continued)

                                                      December 31,
                                               1998      1997      1996
                                            ________________________________
                                                 (In Thousands)
     Operations data:
     Total revenues                          $257,198  $263,740  $255,618
     Costs and expenses:
       Costs of sales                         205,148   213,772   207,828
       Selling, general and administrative     40,283    37,854    33,122
       Interest                                13,944     9,788     6,247
                                            ________________________________
                                              259,375   261,414   247,197
                                            ________________________________

     Income (loss) before provision for
       income taxes and extraordinary
       charge                                  (2,177)    2,326     8,421

     Provision for income taxes                   392     1,429     2,668
                                            ________________________________
     Income (loss) before extraordinary
       charge                                  (2,569)      897     5,753

     Extraordinary charge, net of income tax
       benefit of $1,750,000                        -     2,869         -
                                            ________________________________
     Net income (loss)                       $ (2,569) $ (1,972) $  5,753
                                            ================================

     In February 1997, certain subsidiaries of the Chemical Business of the Company entered into a $50 million financing arrangement with John Hancock. The financing arrangement consisted of $25 million of fixed rate notes and $25 million of floating rate notes. In November 1997, in connection with the issuance of the Notes described above, the subsidiaries retired the outstanding principal associated with the John Hancock financing arrangement and incurred a prepayment fee. The prepayment fee paid and loan origination costs expensed in 1997 related to the John Hancock financing arrangement aggregated approximately $4.6 million.

(C) This agreement, as amended, between a subsidiary of the Company and an institutional lender provides for a loan, the proceeds of which were used in the construction of a nitric acid plant, in the aggregate amount of $16.5 million requiring 84 equal monthly payments of principal plus interest, with interest at a fixed rate of 8.86% through maturity in 2002. This agreement is secured by the plant, equipment and machinery, and proprietary rights associated with the plant which has an approximate carrying value of $28.7 million at December 31, 1998.

                       LSB Industries, Inc.

5.  Long-Term Debt (continued)

     This agreement, as amended, contains covenants (i) requiring maintenance of an escalating tangible net worth, (ii) restricting distributions and dividends, (iii) restricting a change of control of the subsidiary and the Company and (iv) requiring maintenance of a reducing debt to tangible net worth ratio. In November 1998, the subsidiary of the Company received a waiver for noncompliance of the tangible net worth and debt to tangible net worth ratio through the period ended September 30, 1999. In April 1999, the subsidiary of the Company obtained a waiver of the covenants through June 2000.

(D) At December 31, 1998, the Company's wholly-owned Australian subsidiary, TES, had an AUS $10.5 million (U.S. $6.5 million) revolving credit facility with a bank (the "Amended TES Revolver") which is renewed by the bank on an annual basis. The Amended TES Revolver provides for borrowings based on specified percentages of qualified eligible assets. The interest rate on the Amended TES Revolver is dependent upon the borrowing option elected by TES. Borrowings under an overdraft option, as defined, generally bear interest at the bank's base lending rate (which approximates the U.S. prime rate) plus .5% per annum. Borrowings under the commercial bill option generally bear interest at the bank's yield rate, as defined, plus 1.5% per annum.

     The Amended TES Revolver contains certain financial covenants with which the subsidiary must comply. At December 31, 1998, the Company was in technical noncompliance with certain financial covenants contained in the Amended TES Revolver;
     however, the bank has confirmed that it will not act on any default so long as, in its opinion, such default will not impact the ability of TES or the Company to continue operations or service and repay its borrowings outstanding under the Amended TES Revolver. At December 31, 1998 and 1997, all borrowings outstanding under the Amended TES Revolver have been classified as due within one year in the consolidated balance sheets.

     The Amended TES Revolver is secured by substantially all of the assets of TES, plus an unlimited guarantee and indemnity from the Company and certain subsidiaries.

(E) Includes a $2.6 million note payable in 1998 ($3.0 million at December 31, 1997), to an unconsolidated related party. The note is unsecured, bears interest at 10.75% per annum payable monthly, and requires principal payments of $300,000 in 1999 and $2.3 million in 2000.

Maturities of long-term debt for each of the five years after December 31, 1998 are: 1999 $13,954; 2000 $36,821; 2001 $7,913;
2002 $2,929; 2003 $676 and thereafter $107,349.

                       LSB Industries, Inc.

6.  Income Taxes

The provision for income taxes before extraordinary charge consists of the following for the year ended December 31:

                              1998      1997      1996
                           ______________________________
                                  (In Thousands)

     Current:
       Federal                $ 77      $ -       $ 54
       State                    23       50         96
                           _______________________________
                              $100      $50       $150
                           ===============================

The approximate tax effects of each type of temporary difference and carryforward that are used in computing deferred tax assets and liabilities and the valuation allowance related to deferred tax assets at December 31, 1998 and 1997 are as follows:

                                               1998      1997
                                             _________________
                                               (In Thousands)
Deferred tax assets
Allowance for doubtful accounts and
  other asset impairments not
  deductible for tax purposes                $ 6,864   $ 5,361
Capitalization of certain costs as
  inventory for tax purposes                   2,546     2,836
Net operating loss carryforward               25,235    25,390
Investment tax and alternative
  minimum tax credit carryforwards             1,424     1,397
Other                                          1,150       956
                                             __________________
Total deferred tax assets                     37,219    35,940
  Less valuation allowance on deferred
    tax assets                                25,534    25,511
                                             __________________
Net deferred tax assets                      $11,685   $10,429
                                             ==================
Deferred tax liabilities
Accelerated depreciation used for tax
  purposes                                   $ 9,546   $ 8,288
Inventory basis difference resulting
  from a business combination                  2,139     2,139
Other                                              -         2
                                             __________________
Total deferred tax liabilities               $11,685   $10,429
                                             ==================

The Company is able to realize deferred tax assets up to an amount equal to the future reversals of existing taxable temporary differences. The taxable temporary differences will turn around in

                       LSB Industries, Inc.

6.  Income Taxes (continued)

     the loss carryforward period as the differences are depreciated or amortized. Other differences will turn around as the assets are disposed in the normal course of business.

     The differences between the amount of the provision for income taxes and the amount which would result from the application of the federal statutory rate to "Loss before provision for income taxes and extraordinary charge" for each of the three years in the period ended December 31, 1998 are detailed below:

                                          1998     1997     1996
                                        _________________________
                                             (In Thousands)
     Benefit for income taxes at
       federal statutory rate           $(637)  $(8,055) $(1,293)
     Changes in the valuation allow-
       ance related to deferred
       tax assets, net of rate
       differential                        23     7,313    1,591
     State income taxes, net of
       federal benefit                     15        33       62
     Permanent differences                 30       534      364
     Foreign subsidiary loss
       (income)                           617       191     (635)
     Alternative minimum tax               77         -       54
     Other                                (25)       34        7
                                        _________________________
     Provision for income taxes         $ 100    $   50   $  150
                                        =========================

     At December 31, 1998, the Company has regular-tax net operating loss ("NOL") carryforwards of approximately
     $63.8 million (approximately $31.4 million alternative minimum tax NOLs). Certain amounts of regular-tax NOL expire beginning in 1999.

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

                       LSB Industries, Inc.

      Notes to Consolidated Financial Statements (continued)

7.  Stockholders' Equity (continued)

     Pro forma information regarding net income and earnings per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1998, 1997 and 1996, respectively: risk-free interest rates of 5.75%, 6.2% and 6.0%; a dividend yield of .5%, 1.43% and 1.38%;
     volatility factors of the expected market price of the Company's common stock of .57, .42 and .41; and a weighted average expected life of the option of 8.0, 8.0 and 6.8 years.

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

     For purposes of pro forma disclosures, the estimated fair value of the qualified and non-qualified stock options is amortized to expense over the options' vesting period. The
     Company's pro forma information follows:

                                      Year ended December 31,
                                     1998      1997     1996
                                   ___________________________
                                   (In Thousands, Except Per
                                          Share Data)
          Net loss applicable to
            common stock           $(5,943) $(26,715) $(7,184)
          Loss per common share       (.48)    (2.07)    (.56)

Because Statement 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect was not fully reflected until 1998.

                       LSB Industries, Inc.

      Notes to Consolidated Financial Statements (continued)


7.  Stockholders' Equity (continued)

Qualified Stock Option Plans

In November 1981, the Company adopted the 1981 Incentive Stock
Option Plan (1,350,000 shares), in March 1986, the Company adopted the 1986 Incentive Stock Option Plan (1,500,000 shares) and, in
September 1993, the Company adopted the 1993 Stock Option and
Incentive Plan (850,000 shares). Under these plans, the Company is authorized to grant options to purchase up to 3,700,000 shares of the Company's common stock to key employees of the Company and its subsidiaries. The 1981 and 1986 Incentive Stock Option Plans have expired and, accordingly, no additional options may be granted from these plans. Options granted prior to the expiration of these plans continue to remain valid thereafter in accordance with their terms.
At December 31, 1998, there are 149,000 of options outstanding related to these two plans. At December 31, 1998, there are 838,500 options outstanding related to the 1993 Stock Option and Incentive
Plan which continues to be effective. These options become exercisable 20% after one year from date of grant, 40% after two years, 70% after three years, 100% after four years and lapse at the end of ten years. The exercise price of options to be granted under this plan is equal to the fair market value of the Company's common stock at the date of grant. For participants who own 10% or more of the Company's common stock at the date of grant, the option price is 110% of the fair market value at the date of grant and the options lapse after five years from the date of grant.

In August 1998, the Company adopted the 1998 Incentive Stock Option
Plan (1,000,000 shares) subjective to shareholder approval. If approved, the 1998 Plan would have the same terms as described above under the 1993 Stock Option and Incentive Plan.

On April 22, 1998, the Company terminated 116,000 qualified stock options (the "terminated options"), previously granted under the 1993 Plan and replaced the terminated options with newly granted options under and pursuant to the terms of the 1993 Plan (the
"replacement options"). The replacement options were granted at the fair market value of the Company's stock on April 22, 1998, have a life and vesting schedule based on the terminated options.




                       LSB Industries, Inc.

      Notes to Consolidated Financial Statements (continued)


7.  Stockholders' Equity (continued)

Activity in the Company's qualified stock option plans during each of the three years in the period ended December 31, 1998 is as follows:

                                            1998                    1997
                                  ______________________   ____________________
                                              Weighted                Weighted
                                              Average                  Average
                                              Exercise                Exercise
                                     Shares    Price          Shares   Price
                                  _____________________________________________
Outstanding at beginning of year   1,048,760   $4.25        1,176,640   $4.08
Granted                              119,500    4.19                -       -
Exercised                            (63,260)   1.13         (118,880)   2.81
Canceled, forfeited or expired      (117,500)   6.07           (9,000)   6.05
                                  ____________              __________
Outstanding at end of year           987,500    4.23        1,048,760    4.25
                                  ============              ==========

Exercisable at end of year           532,400    4.09          414,960    3.81
                                  ============              =========
Weighted average fair value
 of options granted during
 year                                           2.16                        -








                                                              1996
                                                     ____________________
                                                                 Weighted
                                                                  Average
                                                                  Exercise
                                                        Shares     Price
                                                     ______________________
                                                       611,140     $3.40
                                                       720,500      4.33
                                                      (120,000)     2.13
                                                       (35,000)     4.21
                                                     __________
                                                     1,176,640      4.08
                                                     ==========

                                                       354,540      3.76
                                                     ==========


                                                                    2.00

Outstanding options to acquire 954,500 shares of stock at December 31, 1998 had exercise prices ranging from $1.13 to $4.88 per share (507,500 of which are exercisable at a weighted average price of $3.93 per share), had a weighted average exercise price of $4.13 and a remaining contractual life of 5.9 years. The balance of options outstanding at December 31, 1998 had exercise prices ranging from $5.36 to $9.00 per share (24,900 of which are exercisable at a weighted average price of $7.54 per share), had a weighted average exercise price of $7.01 and a remaining contractual life of 4.7 years.

Non-qualified Stock Option Plans

The Company's Board of Directors approved the grant of non-qualified stock options to the Company's outside directors, President and certain key employees, as detailed below. The option price was based on the market value of the Company's common stock at the date of grant. These options have vesting terms and lives specific to each grant but generally vest over 48 months and expire five or ten years from the grant date (except for the 1994 extension and 1998 grants discussed below). In June 1994, the Board of Directors extended the expiration date on the grant of options for 165,000 shares to the Company's Chairman for an additional five years. The option price and terms of the option were unchanged except that, in consideration of the extension of time to exercise, the Chairman agreed to a revised vesting schedule for exercise of 20% of the option shares in each of the years 1995, 1996 and 1997 and 40% of the option shares in 1998.

                       LSB Industries, Inc.

7.  Stockholders' Equity (continued)

In 1998, the Board of Directors granted 175,000 stock options, at the price equivalent to the Company's stock price at the date of grant. Options to two key employees for 100,000 shares have a nine-year vesting schedule while the remaining 75,000 vest over 48 months. These options expire ten years from the date of grant. In 1997, the Board of Directors granted 50,000 options to two key employees that vest over 60 months and expire ten years from the date of grant.

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

The Company shall automatically grant to each outside director an option to acquire 5,000 shares of the Company's common stock on April 30 following the end of each of the Company's fiscal years in which the Company realizes net income of $9.2 million or more for such fiscal year. The exercise price for an option granted under this plan shall be the fair market value of the shares of common stock at the time the option is granted. Each option granted under this plan to the extent not exercised shall terminate upon the earlier of the termination as a member of the Company's Board of Directors or the fifth anniversary of the date such option was granted. During 1998, the Company granted 105,000 options (none in 1997 or 1996), respectively, under the Outside Director Plan.

Activity in the Company's non-qualified stock option plans during each of the three years in the period ended December 31, 1998 is as follows:

                                          1998                    1997
                                  ______________________   ____________________
                                               Weighted                Weighted
                                               Average                  Average
                                               Exercise                Exercise
                                    Shares      Price         Shares    Price
                                  _____________________________________________
Outstanding at beginning of year     280,000    $3.44         265,000    $3.31
Granted                              280,000     4.19          50,000     4.19
Exercised                                  -        -         (35,000)    3.13
Surrendered, forfeited or expired          -        -               -        -
                                  ____________              __________
Outstanding at end of year           560,000     3.82         280,000     3.44
                                  ============              ==========

Exercisable at end of year           335,000     3.37         164,000     3.55
                                  ============              ==========
Weighted average fair value
 of options granted during
 year                                            2.62                     2.00












                                                               1996
                                                       ____________________
                                                                  Weighted
                                                                  Average
                                                                  Exercise
                                                        Shares     Price
                                                      ______________________
                                                       285,000     $3.44
                                                             -         -
                                                       (10,000)     3.13
                                                       (10,000)     7.19
                                                      __________
                                                       265,000      3.31
                                                      ==========

                                                       166,000      3.64
                                                      ==========


                                                                       -

                        LSB Industries, Inc.

7.  Stockholders' Equity (continued)

Outstanding options to acquire 520,000 shares of stock at December 31, 1998 had exercise prices ranging from $1.38 to $4.25 per share (295,000 of which are exercisable at a weighted average price of $3.08 per share), had a weighted average exercise price of $3.56 and a remaining contractual life of 7.7 years. The balance of options outstanding at December 31, 1998 had exercise prices ranging from $5.38 to $9.00 per share (40,000 of which are exercisable at a weighted average price of $7.19 per share), had a weighted average exercise price of $7.19 and a remaining contractual life of 5.8 years.

Preferred Share Purchase Rights

In January 1999, the Company's Board of Directors approved the renewal (the "Renewed Rights Plan") of the Company's existing Preferred Share Purchase Rights Plan ("Existing Rights Plan") and declared a dividend distribution of one Renewed Preferred Share Purchase Right (the "Renewed Preferred Right") for each outstanding share of the Company's common stock outstanding upon the Existing Rights Plan's expiration date. The Renewed Preferred Rights are designed to ensure that all of the Company's stockholders receive fair and equal treatment in the event of a proposed takeover or abusive tender offer.

The Renewed Preferred Rights are generally exercisable when a person or group, other than the Company's Chairman and his affiliates, acquire beneficial ownership of 20% or more of the Company's common stock (such a person or group will be referred to as the "Acquirer"). Each Renewed Preferred Right (excluding Renewed Preferred Rights owned by the Acquirer) entitles stockholders to buy one one-hundredth (1/100) of a share of a new series of participating preferred stock at an exercise price of $20. Following the acquisition by the Acquirer of beneficial ownership of 20% or more of the Company's common stock, and prior to the acquisition of 50% or more of the Company's common stock by the Acquirer, the Company's Board of Directors may exchange all or a portion of the Renewed Preferred Rights (other than Renewed Preferred Rights owned by the Acquirer) for the Company's common stock at the rate of one share of common stock per Renewed Preferred Right. Following acquisition by the Acquirer of 20% or more of the Company's common stock, each Renewed Preferred Right (other than the Renewed Preferred Rights owned by the Acquirer) will entitle its holder to purchase a number of the Company's common shares having a market value of two times the Renewed Preferred Right's exercise price in lieu of the new preferred stock.

If the Company is acquired, each Renewed Preferred Right (other than the Renewed Preferred Rights owned by the Acquirer) will entitle its holder to purchase a number of the Acquirer's common shares having a market value at the time of two times the Renewed Preferred Right's exercise price.

                        LSB Industries, Inc.

             Notes to Consolidated Financial Statements


7.  Stockholders' Equity (continued)

Prior to the acquisition by the Acquirer of beneficial ownership of 20% or more of the Company's stock, the Company's Board of Directors may redeem the Renewed Preferred Rights for $.01 per Renewed
Preferred Right.

8. Redeemable Preferred Stock

Each share of the noncumulative redeemable preferred stock, $100 par value, is convertible into 40 shares of the Company's common stock at any time at the option of the holder; entitles the holder to one vote and is redeemable at par. The redeemable preferred stock provides for a noncumulative annual dividend of 10%, payable when and as declared. Dividend payments were current at December 31, 1998 and 1997.

9. Non-redeemable Preferred Stock

The 20,000 shares of Series B cumulative, convertible preferred stock, $100 par value, are convertible, in whole or in part, into 666,666 shares of the Company's common stock (33.3333 shares of common stock for each share of preferred stock) at any time at the option of the holder and entitles the holder to one vote per share. The Series B preferred stock provides for annual cumulative dividends of 12% from date of issue, payable when and as declared. Dividend payments were current at December 31, 1998 and 1997. The terms of the Company's Series B Preferred Stock provides, in part, that in the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, or any reduction in its capital resulting in any distribution of assets to its stockholders, the holders of the Series B Preferred Stock shall be entitled to receive in cash out of assets of the Company, whether from capital or from earnings available for distribution to the stockholders, before any amount shall be paid to the holder of Common Stock of the Company the sum of One Hundred & No/100 Dollars ($100) per share, plus an amount equal to all accumulated and unpaid cash dividends thereon to the date fixed for payment of such distributive amount.

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

                        LSB Industries, Inc.

9.  Non-redeemable Preferred Stock (continued)

The Series 2 Preferred is redeemable at the option of the Company, in whole or in part, at prices decreasing annually to $50.00 per share on or after June 15, 2003, plus accrued and unpaid dividends to the redemption date. The redemption price at December 31, 1998 was $51.63 per share. Dividends on the Series 2 Preferred are cumulative and are payable quarterly in arrears. Dividend payments were current at December 31, 1998 and 1997.

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

At December 31, 1998, the Company is authorized to issue an additional 248,538 shares of $100 par value preferred stock and an additional 5,000,000 shares of no par value preferred stock. Upon issuance, the Board of Directors of the Company will determine the specific terms and conditions of such preferred stock.

10. Commitments and Contingencies

Operating Leases

The Company leases certain property, plant and equipment under noncancelable operating leases. Future minimum payments on operating leases with initial or remaining terms of one year or more at December 31, 1998 are as follows:

                             (In Thousands)
            1999                $ 2,718
            2000                  2,394
            2001                  2,139
            2002                  1,887
            2003                  1,236
            After 2003            4,774
                                _______
                                $15,148
                                =======

Rent expense under all operating lease agreements, including month-to-month leases, was $3,866,000 in 1998, $4,085,000 in 1997 and
$4,337,000 in 1996. Renewal options are available

                        LSB Industries, Inc.

10.  Commitments and Contingencies (continued)

under certain of the lease agreements for various periods at approximately the existing annual rental amounts. Rent expense paid to related parties was $90,000 in each of 1998, 1997 and 1996.

In June 1997, two wholly owned subsidiaries of the Company, El Dorado Chemical Company ("EDC"), and El Dorado Nitrogen Company
("EDNC"), entered into a series of agreements with Bayer
Corporation ("Bayer") (collectively, the "Bayer Agreement").
Under the Bayer Agreement, EDNC will act as an agent to construct, and upon completion of construction, will operate a nitric acid plant (the "EDNC Baytown Plant") at Bayer's Baytown, Texas chemical facility. EDC has guaranteed the performance of EDNC's obligations under the Bayer Agreement. Under the terms of the Bayer Agreement, EDNC is to lease the EDNC Baytown Plant pursuant to a leveraged lease from an unrelated third party with an initial lease term of ten years from the date on which the EDNC Baytown Plant becomes fully operational. Upon expiration of the initial ten-year term from the date the EDNC Baytown Plant becomes operational, the Bayer Agreement may be renewed for up to six renewal terms of five years each; however, prior to each renewal period, either party to the Bayer Agreement may opt against renewal. It is anticipated that construction cost of the EDNC Baytown Plant will approximate $69 million and will be completed in the second quarter of 1999. Construction financing of the EDNC Baytown Plant is to be provided by an unaffiliated lender. Neither the Company nor EDC has guaranteed any of the lending obligations for the EDNC Baytown Plant.

In January 1999, the contractor constructing the EDNC Baytown Plant under a turnkey agreement, informed the Company that it could not complete construction alleging a lack of financial resources. The parties to this agreement have demanded the contractor's bonding company to provide funds necessary for subcontractors to complete construction. The Company believes that a substantial portion of the costs to complete the EDNC Baytown Plant, which were to be funded by the construction contractor, will ultimately be funded by proceeds from the bonding company; however, the cost to the Company through its leveraged lease is expected to be impacted by these events. As a result of the delay in completion of the EDNC Baytown Plant, the Company, through EDNC and EDC, has entered into an interim supply agreement with Bayer to provide product from its manufacturing facility in El Dorado, Arkansas. Performance by the Company under this supply agreement will cause the Company to realign its production mix at its El Dorado manufacturing facility. While there are no assurances, the realignment of production mix is not presently anticipated to adversely impact the Company's existing chemical business or the results of operations related thereto.

In connection with the EDNC Baytown Plant, EDNC had entered into a long-term production and supply agreement with Bayer. This agreement provided for a commencement date of February 1, 1999. As mentioned above, EDNC is to provide product under an interim supply

                        LSB Industries, Inc.

10.  Commitments and Contingencies (continued)

agreement until the EDNC Baytown Plant becomes operational; however, EDNC will be responsible to Bayer for certain lost operating profits during this time period as reasonably agreed-upon by the parties. The possible loss, if any, associated with these agreements and contract provisions is not presently determinable; however, they may be material.

Purchase Commitments

A subsidiary of the Company purchases substantial quantities of anhydrous ammonia for use in manufacturing its products. The subsidiary has contracts with three suppliers of ammonia. One contract requires a subsidiary of the Company to purchase not less than 24,000 tons nor more than 72,000 tons of anhydrous ammonia during the contract term which expires on June 30, 2000. A second contract requires a subsidiary of the Company to purchase not less than 5,000 tons of anhydrous ammonia each contract month and is for a term expiring in December 2000. The third contract requires a subsidiary of the Company to take or pay for an average of 10,000 tons of anhydrous ammonia per month and expires April 2000. These contracts are at floating prices. Purchases of anhydrous ammonia under two contracts with similar terms aggregated $31.9 million in 1998 ($40.1 million and $30.4 million in 1997 and 1996, respectively, under similar arrangements). At December 31, 1998, the subsidiary was required to make a deficiency payment of $1.3 million for quantities not taken as deliveries in 1998. The Company is allowed two years to take delivery of product. The subsidiary believes that their demand for ammonia will exceed current purchase requirements and thus the subsidiary will take delivery of the 1998 deficiency prior to expiration of the recovery period. The pricing volatility of such raw material directly affects the operating profitability of a subsidiary of the Company. A subsidiary of the Company also enters into agreements with suppliers of raw materials which require a subsidiary of the Company to provide finished goods in exchange therefore. The subsidiary did not have a significant commitment to provide finished goods with its suppliers under these exchange agreements at December 31, 1998. At December 31, 1998, the Company has a standby letter of credit outstanding related to its Chemical Business of $3.5 million.

A subsidiary of the Company leases certain precious metals for use in the subsidiary's manufacturing process. The agreement at December 31, 1998 requires rentals generally based on 7.5% of the leased metals' market values from January 1999 through July 1999, contract expiration.

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

                        LSB Industries, Inc.

10.  Commitments and Contingencies (continued)

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

Debt Guarantee

The Company has guaranteed approximately $2.6 million of indebtedness of a start-up aviation company, Kestrel Aircraft Company ("Kestrel"), in exchange for a 44.9% ownership interest. The Company's advances and investment in the aviation company amount to $1,371,000 at December 31, 1998 ($341,000 at December 31, 1997). At December 31, 1998, the Company has accrued the full amount of its commitment under the debt guarantees and fully impaired its investment and advances to Kestrel. The Company recorded losses of $1,662,000 in 1998, $1,093,000 in 1997 and $626,000 in 1996 related to its investment and the debt guarantee. The debt guarantee relates to a $2 million term note and a $2 million revolving credit facility. The $2 million revolving credit facility, on which a subsidiary of the Company has guaranteed $600,000 of indebtedness is expected to be funded by the Company in the first quarter of 1999. Upon demand of the Company's guarantee, the $2 million note guarantee agreement requires monthly principal payments of $11,111 plus interest through maturity in August 2004. At December 31, 1998, Kestrel was in default of the covenants of this term note.

Should demand be made on the Company to perform under its guarantee, the Company expects to foreclose on the assets of Kestrel, along with the other guarantors to enable the Company and the other guarantors to negotiate with potential buyers of Kestrel's stock and/or technology. Proceeds received by the Company, if any, from the sale of its ownership interest in Kestrel will be recognized in the results of operations when realized.
Legal Matters

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

                        LSB Industries, Inc.

10.  Commitments and Contingencies (continued)

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

     No legal action has yet been filed. The amount of the Company's cost associated with the clean-up of the site is unknown due to continuing changes in the estimated total cost of clean-up of the site and the percentage of the total waste which was alleged to have been contributed to the site by the Company. As of December 31, 1998, the Company has accrued an amount based on a recent preliminary settlement proposal by the alleged potential responsible parties; however, there is no assurance such proposal will be accepted. Such amount is not material to the Company's financial position or results of operations. This estimate is subject to material change in the near term as additional information is obtained. The subsidiary's insurance carriers have been notified of this matter; however, the amount of possible coverage, if any, is not yet determinable.

B. On February 12, 1996, the Chemical Business entered into a Consent Administrative Agreement ("Administrative Agreement") with the state of Arkansas to resolve certain compliance issues associated with nitric acid concentrators. Pursuant to the Administrative Agreement, the Chemical Business installed additional pollution control equipment to address the compliance issues. The Chemical Business was assessed $50,000 in civil penalties associated with the Administrative Agreement. In the summer of 1996 and then on January 28, 1997, the subsidiary executed amendments to the Administrative Agreement ("Amended Agreements"). The Amended Agreements imposed a $150,000 civil penalty, which penalty has been paid. Since the 1997 amendment, the Chemical Business has been assessed stipulated penalties of approximately $67,000 by the Arkansas Department of Pollution Control and Ecology ("ADPC&E") for violations of certain provisions of the 1997 Amendment. The Chemical Business believes that the El Dorado Plant has made progress in controlling certain off-site emissions; however, such off-site emissions have occurred and may continue from time to time, which could result in the assessment of additional penalties against the Chemical Business by the ADPC&E for violation of the 1997 Amendment.

     During May 1997, approximately 2,300 gallons of caustic material spilled when a valve in a storage vessel failed, which was released to a stormwater drain, and according to ADPC&E

                        LSB Industries, Inc.

10.  Commitments and Contingencies (continued)

     records, resulted in a minor fish kill in a drainage ditch near the El Dorado Plant. In 1998, the ADPC&E issued a Consent Administrative Order ("1998 CAO") to resolve the event. The 1998 CAO includes a civil penalty in the amount of $183,700 which includes $125,000 to be paid over five years in the form of environmental improvements at the El Dorado Plant. The remaining $58,700 has been paid prior to December 31, 1998. The 1998 CAO also requires the Chemical Business to undertake a facility-wide wastewater evaluation and pollutant source control program and wastewater minimization program. The program requires that the subsidiary complete rainwater drain-off studies including engineering design plans for additional water treatment components to be submitted to the ADCP&E by August 2000. The construction of the additional water treatment components shall be completed by August 2001 and the El Dorado Plant has been mandated to be in compliance with final effluent limits on or before February 2002. The wastewater program is currently expected to require future capital expenditures of approximately $4.6 million.

C. In 1996, three lawsuits were filed against the Company's Chemical Business by certain groups of residents of El Dorado, Arkansas, asserting a citizens' suit and two toxic tort lawsuits against the Chemical Business. The citizens' suit alleged violations of the Clean Air Act, the Clean Water Act, the Chemical Business' air and water permits and certain other environmental laws, rules and regulations. The toxic tort lawsuits alleged that the plaintiffs suffered certain injuries and damages as a result of alleged releases of toxic substances from the Chemical Business' El Dorado, Arkansas, manufacturing facility.

     The Company and the Chemical Business maintain an Environmental Impairment Insurance Policy ("EIL Insurance") that provides coverage through June 30, 2001 to the Company and the Chemical Business for certain discharges, dispersals, releases, or escapes of certain contaminants and pollutants into or upon land, the atmosphere or any water course or body of water from the Site, which has caused bodily injury, property damage or contamination to others or to other property not on the Site. The EIL Insurance provides limits of liability for each loss up to $20.0 million, except $5.0 million for all remediation expenses, with the maximum limit of liability for all claims under the EIL Insurance not to exceed $20.0 million for each loss or remediation expense and $40.0 million for all losses and remediation expenses. The EIL Insurance also provides a retention of the first $500,000 per loss or remediation expense that is to be paid by the Company. Previous to 1998, the Company's Chemical Business incurred and expensed $500,000 in legal, expert and other costs in connection with the toxic tort and citizen lawsuits described above.

                        LSB Industries, Inc.

10.  Commitments and Contingencies (continued)

     During 1998, the Company's Chemical Business settled all claims asserted in the citizens' and toxic tort lawsuits. The settlements required cash payments to the plaintiffs.
     Substantially all of such payments were funded directly by the Company's EIL Insurance carrier.

     The amount of the settlements of the toxic tort cases as discussed above paid by the EIL Insurance and the amount paid under the EIL Insurance for legal and other expenses relating to the defense of the toxic tort cases and the citizen suit case reduce the coverage amount available under the policy then in effect.

D. A civil cause of action has been filed against the Company's Chemical Business and five (5) other unrelated commercial explosives manufacturers alleging that the defendants allegedly violated certain federal and state antitrust laws in connection with alleged price fixing of certain explosive products. The plaintiffs are suing for an unspecified amount of damages, which, pursuant to statute, plaintiffs are requesting be trebled, together with costs. Based on the information presently available to the Company, the Company does not believe that the Chemical Business conspired with any party, including but not limited to, the five (5) other defendants, to fix prices in connection with the sale of commercial explosives. This litigation has been consolidated, for discovery purposes only, with several other actions in a multi-district litigation proceeding in Utah. Discovery in this litigation is in process. The Chemical Business intends to vigorously defend itself in this matter.

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

     During the third quarter of 1997, a subsidiary of the Company was served with a lawsuit in which approximately 27 plaintiffs have sued approximately 13 defendants, including a subsidiary of the Company alleging personal injury and property damage for undifferentiated compensatory and punitive damages of approximately $7,000,000. Specifically, the plaintiffs assert property damage to their residence and wells, annoyance

                        LSB Industries, Inc.

10.  Commitments and Contingencies (continued)

     and inconvenience, and nuisance as a result of daily blasting and round-the-clock mining activities. The plaintiffs are residents living near the Heartland Coal Company ("Heartland") strip mine in Lincoln County, West Virginia, and an unrelated mining operation operated by Pen Coal Inc. During 1999, the plaintiffs withdrew all personal injury claims previously asserted in this litigation. Heartland employed the subsidiary to provide blasting materials and personnel to load and shoot holes drilled by employees of Heartland. Down hole blasting services were provided by the subsidiary at Heartland's premises from approximately August 1991, until approximately August 1994. Subsequent to August 1994, the subsidiary supplied blasting materials to the reclamation contractor at Heartland's mine. In connection with the subsidiary's activities at Heartland, the subsidiary has entered into a contractual indemnity to Heartland to indemnify Heartland under certain conditions for acts or actions taken by the subsidiary for which the subsidiary failed to take, and Heartland is alleging that the subsidiary is liable thereunder for Heartland's defense costs and any losses to or damages sustained by, the plaintiffs in this lawsuit as a result of the subsidiary's operations. Discovery in this litigation is in process. The Company intends to vigorously defend itself in this matter. Based on limited information available, the subsidiary's counsel believes that the subsidiary's possible loss, if any, related to this litigation is not presently expected to have a material adverse effect on the Company.

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

The Company has retained certain risks associated with its operations, choosing to self-insure up to various specified amounts under its automobile, workers' compensation, health and general

                        LSB Industries, Inc.

10.  Commitments and Contingencies (continued)

liability programs. The Company reviews such programs on at least an annual basis to balance the cost-benefit between its coverage and retained exposure.

11. Employee Benefit Plan

The Company sponsors a retirement plan under Section 401(k) of the Internal Revenue Code under which participation is available to substantially all full-time employees. The Company does not contribute any significant amounts to this plan.

12. Fair Value of Financial Instruments

The following discussion of fair values is not indicative of the overall fair value of the Company's balance sheet since the provisions of the SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," do not apply to all assets, including intangibles.

The following methods and assumptions were used by the Company in estimating its fair value of financial instruments:

     Borrowed Funds: Fair values for fixed rate borrowings, other than the Notes, are estimated using a discounted cash flow analysis that applies interest rates currently being offered on borrowings of similar amounts and terms to those currently outstanding. The fair value of the Notes was determined based on a market quotation for such securities. As of December 31, 1998 and 1997, carrying values of variable rate and fixed-rate long-term debt which aggregated $169.6 million and $180.9 million, respectively, approximate their fair value.

     Hedging Agreements: The fair value of the interest rate forward agreement is estimated based on quoted market prices of instruments with similar terms. As of December 31, 1998, the financial instruments' fair value (which is not reflected on the accompanying balance sheet), net to the Company's 50% interest, represented a liability of approximately $3.3 million ($1.8 million at December 31, 1997). The fair value of the natural gas swap agreements was estimated based on market prices of natural gas for the periods covered by the agreements. At December 31, 1998 and 1997, the fair values of such agreements represented a liability of approximately $255,000 and $165,000, respectively.

As of December 31, 1998, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximated their estimated fair value.

                        LSB Industries, Inc.

13. Segment Information

Factors Used By Management to Identify the Enterprise's Reportable Segments and Measurement of Segment Profit or Loss and Segment Assets

LSB Industries, Inc. has four reportable segments: the Chemical
Business, Climate Control Business, Automotive Business, and
Industrial Products Business. The Company's reportable segments are based on business units that offer similar products and services. The reportable segments are each managed separately because they manufacture and distribute distinct products with different production processes.

The Company evaluates performance and allocates resources based on profit or loss from operations before allocation of corporate overhead, interest expense and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Description of Each Reportable Segment

     Chemical

     This segment manufactures and sells fertilizer grade ammonium nitrate for the agriculture industry, explosive grade ammonium nitrate for the mining industry and concentrated, blended and mixed nitric acid for industrial applications. Production from the Company's primary manufacturing facility in El Dorado, Arkansas, for the year ended December 31, 1998 comprises approximately 86% of the chemical segment's sales. Sales to customers of this segment primarily include farmers in Texas and Arkansas, coal mining companies in Kentucky, Missouri and West Virginia and industrial users of acids in the South and East regions of the United States.

     The Chemical Business is subject to various federal, state and local environmental regulations. Although the Company has designed policies and procedures to help reduce or minimize the likelihood of significant chemical accidents and/or environmental contamination, there can be no assurances that the Company will not sustain a significant future operating loss related thereto.

     The Chemical Business' Australian subsidiary's results of operations have been adversely affected due to the recent economic developments in certain countries in Asia. These economic developments in Asia have had a negative impact on the mining industry in Australia, which this subsidiary services. In February 1999, the Company received a nonbinding offer to acquire the stock of the Australian subsidiary. At the present

                        LSB Industries, Inc.

13.  Segment Information (continued)

     time the parties are in negotiation; however, there are no assurances that the transaction will ultimately be consummated. If the Company does not ultimately consummate this sale and the operating results of the Australian subsidiary do not reflect markedly improved conditions, in the near term, it is reasonably possible that the Company will recognize an impairment charge related to the recovery of such net assets.

     Further, the Company purchases substantial quantities of anhydrous ammonia for use in manufacturing its products. The pricing volatility of such raw material directly affects the operating profitability of the chemical segment.

     Climate Control

     This business segment manufactures and sells, primarily from its various facilities in Oklahoma City, a variety of hydronic fan coil, water source heat pump products and other HVAC products for use in commercial and residential air conditioning and heating systems. The Company's various facilities in Oklahoma City comprise substantially all of the Climate Control segment's operations. Sales to customers of this segment primarily include original equipment manufacturers, contractors and independent sales representatives located throughout the world which are generally secured by a mechanic's lien, except for sales to original equipment manufacturers.

     Automotive Products

     This segment manufactures and sells anti-friction bearings, clutch sets, universal joints and other products for automotive applications to wholesalers, retailers and original equipment manufacturers located throughout the world. Net sales from the Company's primary facility in Oklahoma City comprises approximately 90% of the automotive products segment sales.

     At December 31, 1998, the automotive segment has $22.7 million of inventory, a portion of which is in excess of current requirements based on recent sales levels and has been classified with other assets. Management has developed a program to reduce this inventory to desired levels over the near term and believes no significant loss will be incurred on disposition.

     In 1998, one customer accounted for 21.1% of Automotive Products net sales. In 1997, two customers accounted for an aggregate of 24.1% of net sales, 12.8% and 11.3% individually and in 1996 one customer accounted for 12.1% of net sales.

                        LSB Industries, Inc.

13.  Segment Information (continued)

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

Credit, which is generally unsecured, is extended to customers based on an evaluation of the customer's financial condition and other factors. Credit losses are provided for in the financial statements based on historical experience and periodic assessment of outstanding accounts receivable, particularly those accounts which are past due. The Company's periodic assessment of accounts and credit loss provisions are based on the Company's best estimate of amounts which are not recoverable. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer bases, and their dispersion across many different industries and geographic areas. As of December 31, 1998 and 1997, the Company's accounts and notes receivable are shown net of allowance for doubtful accounts of $10.2 million and $9.2 million, respectively.

Information about the Company's operations in different industry segments for each of the three years in the period ended December 31, 1998 is detailed below.

                                     1998      1997      1996
                                  _______________________________
                                          (In Thousands)
Sales:
  Chemical                        $139,942  $156,949  $166,163
  Climate Control                  115,786   105,909    89,275
  Automotive Products               39,994    35,499    37,946
  Industrial Products               14,315    15,572    13,776
                                  _____________________________
                                  $310,037  $313,929  $307,160
                                  =============================

                        LSB Industries, Inc.

13.  Segment Information (continued)

         :

                                       1998      1997      1996
                                   _______________________________
                                           (In Thousands)
Gross profit:
  Chemical                         $ 18,274  $ 19,320  $ 25,885
  Climate Control                    32,278    29,552    21,961
  Automotive Products                 8,670     3,299     5,868
  Industrial Products                 3,731     3,776     3,058
                                   _____________________________
                                   $ 62,953  $ 55,947  $ 56,772
                                   =============================

Operating profit (loss):
  Chemical                         $  3,675  $  5,479  $ 10,971
  Climate Control                    10,493     8,895     5,362
  Automotive Products               (1,827)   (7,251)   (4,134)
  Industrial Products                  (403)     (993)   (2,685)
                                   _____________________________
                                     11,938     6,130     9,514
General corporate expenses and
  other, net                         (9,424)   (9,786)   (3,192)
Interest expense                    (17,327)  (14,740)  (10,017)
Gain on sale of Tower                12,993         -         -
                                    _____________________________
Loss before provision for income
  taxes and extraordinary charge  $ (1,820) $(18,396) $ (3,695)
                                   =============================
Depreciation of property, plant
  and equipment:
    Chemical                      $  7,992  $  6,581  $  5,504
    Climate Control                  1,602     1,544     1,552
    Automotive Products              1,230     1,637       994
    Industrial Products                102       190       126
    Corporate assets and other         725     1,190       479
Total depreciation of property,    _____________________________
  plant and equipment             $ 11,651  $ 11,142  $  8,655
                                   =============================

                        LSB Industries, Inc.

13.  Segment Information (continued)

                                     1998      1997      1996
                                  _______________________________
                                          (In Thousands)

Additions to property, plant
  and equipment:
    Chemical                        $  5,233  $  8,390  $ 19,137
    Climate Control                    3,868     1,127     1,551
    Automotive Products                  619       936     1,306
    Industrial Products                  130       109        37
    Corporate assets and other           293    17,528       145
                                   _____________________________
Total additions to property,
   plant and equipment             $ 10,143  $ 28,090  $ 22,176
                                   =============================

Total assets:
  Chemical                        $124,577  $137,570  $132,718
  Climate Control                   49,516    49,274    50,623
  Automotive Products               41,967    42,718    43,212
  Industrial Products               11,662     9,929    13,614
  Corporate assets and other        20,925    31,162    21,393
                                   _____________________________
Total assets                       $248,647  $270,653  $261,560
                                   ============================

Revenues by industry segment include revenues from unaffiliated customers, as reported in the consolidated financial statements. Intersegment revenues, which are accounted for at transfer prices ranging from the cost of producing or acquiring the product or service to normal prices to unaffiliated customers, are not significant.

Gross profit by industry segment represents net sales less cost of sales. Operating profit by industry segment represents revenues less operating expenses. In computing operating profit, none of the following items have been added or deducted: general corporate expenses, income taxes or interest expense and, in 1998, before the gain on the sale of The Tower.

Total assets by industry segment are those assets used in the operations of each industry. Corporate assets are those principally owned by the parent company or by subsidiaries not involved in the four identified industries. All corporate assets leased by the Company's subsidiaries have been included in the identified segments' assets.

                       LSB Industries, Inc.

13.  Segment Information (continued)

Information about the Company's domestic and foreign operations for each of the three years in the period ended December 31, 1998 is detailed below:

     Geographic Region               1998     1997       1996
_______________________________________________________________
                                         (In Thousands)

Sales:
   Domestic                        $292,740  $285,805  $270,675
   Foreign:
     Australia/New Zealand           14,184    26,482    32,917
     Others                           3,113     1,642     3,568
                                   ____________________________
                                   $310,037  $313,929  $307,160
                                   ============================
Income (loss) before provision
   for income taxes and extra-
   ordinary charge:
      Domestic                     $    408  $(17,270) $ (5,174)
      Foreign:
        Australia/New Zealand        (2,898)     (772)    1,705
        Others                          670      (354)     (226)
                                   ____________________________
                                   $ (1,820) $(18,396) $ (3,695)
                                   ============================

Long-lived assets:
   Domestic                        $ 94,560  $111,177  $ 94,752
   Foreign:
     Australia/New Zealand            4,665     6,046     6,398
     Others                               3     1,108     1,993
                                   ____________________________
                                   $ 99,228  $118,331  $103,143
                                   ============================

Revenues by geographic region include revenues from unaffiliated customers, as reported in the consolidated financial statements.
Revenues earned from sales or transfers between affiliates in different geographic regions are shown as revenues of the transferring region and are eliminated in consolidation.

                       LSB Industries, Inc.

13.  Segment Information (continued)

Revenues from unaffiliated customers include foreign export sales as follows:

     Geographic Area                1998      1997      1996
_______________________________________________________________
                                         (In Thousands)
Mexico and Central and South
   America                         $ 8,126   $ 8,604   $ 9,084
Canada                               8,400     5,609     9,703
Middle East                          5,135     6,167     6,019
Other                                5,774     7,359     8,498
                                   ____________________________
                                   $27,435   $27,739   $33,304
                                   ============================

14. Liquidity and Management's Plan

As discussed in Note 5(B), the Company and its subsidiaries (other than CCI and subsidiaries of CCI) (the "Non-CCI Entities") are dependent upon their separate cash flows and the restricted funds which can be distributed by CCI to the Company under various agreements CCI and its subsidiaries are parties to. As of December 31, 1998, the Non-CCI Entities had working capital of $13.7 million (including $26.5 million of inventories and $13.9 million of accounts receivable), stockholders' equity of $11.3 million (exclusive of their equity in CCI) and long-term debt of $31.7 million ($3.5 million of which is due within one year). For the year ended December 31, 1998, the Non-CCI Entities had net income of $.6 million, inclusive of a gain on the sale of The Tower of $13.0 million, and used cash in operating activities approximating $8.1 million. As previously announced, the Company is focusing its efforts and resources on its core businesses, Climate Control and Chemical, and is evaluating the possible spin-off of its Automotive Business and the most appropriate means of realizing its investments in certain other non-core assets. These non-core assets include the Company's Automotive and Industrial Products Businesses.

Management is also realigning the Company's overhead to better match its focus on the core businesses. This realignment will include the sale of certain Non-CCI Entity assets to CCI, which assets are materially related to the lines of businesses of the Chemical and Climate Control Businesses and create opportunities for CCI and its subsidiaries to expand upon their strengths. The Company is currently negotiating with an asset-based lender, for a $20 million credit facility for the Automotive Business. This facility, if completed as currently structured, would provide for a $2 million term loan and an $18 million revolving credit facility (an increase of availability calculated as of March 31, 1999 of $1.6 million compared to the Automotive Business' current facility). Further, as discussed in Note 5(A), the Company's Revolving Credit Facility provides for the elimination of its financial covenants upon the sale, disposal or spin-off of the

                       LSB Industries, Inc.

14.  Liquidity and Management's Plan (continued)

Automotive Business so long as the remaining borrowing group maintains a minimum aggregate availability under such facility of at least $15 million.

Based on these plans, management believes the Non-CCI Entities will have sufficient operating capital to meet their obligations as they come due. If management is not successful in executing this plan including realignment of overhead to reduce its operating costs or realizing certain excess and non-core assets, it is reasonably possible that this evaluation could change in the near term.

                       LSB Industries, Inc.

                   Supplementary Financial Data

               Quarterly Financial Data (Unaudited)

             (In Thousands, Except Per Share Amounts)

                                      Three months ended
                       March 31     June 30    September 30    December 31
                    ______________________________________________________
Total revenues         $92,139      $87,646      $78,919        $ 65,616
                    ======================================================
Gross profit on net
  sales                $15,917      $20,379      $15,628        $ 11,029
                    ======================================================
Net income (loss)      $ 9,278      $ 1,421      $(3,196)       $ (9,423)
                    ======================================================
Net income (loss)
  applicable to
  common stock         $ 8,462      $   618      $(3,999)       $(10,230)
                    ======================================================
Earnings (loss) per
  common share:
    Basic                 $.66         $.05        $(.33)          $(.85)
                    ======================================================
    Diluted               $.53         $.05        $(.33)          $(.85)
                    ======================================================
1997
Total revenues         $74,864      $91,437      $77,927         $ 75,961
                    ======================================================
Gross profit on net
  sales                $10,922      $19,380      $14,541         $ 11,104
                    ======================================================
Income (loss) before
  extraordinary
  charge               $(5,438)     $ 1,467      $(4,779)        $ (9,696)
                    ======================================================
Net income (loss)      $(5,438)     $ 1,467      $(4,779)        $(14,315)
                    ======================================================
Net income (loss)
  applicable to common
  stock                $(6,241)    $   648      $(5,582)        $(15,119)
                    ======================================================

Basic and diluted
  earnings (loss) per
  common share:
    Earnings (loss)
    before extra-
    ordinary charge      $(0.48)      $0.05        $(0.43)         $(0.82)
     Extraordinary
       charge                 -           -             -           (0.36)
                    ______________________________________________________
Net income (loss)        $(0.48)      $0.05        $(0.43)         $(1.18)
                    ======================================================

In the first quarter of 1998, a subsidiary of the Company closed the sale of an office building located in Oklahoma City, known as "The Tower." The subsidiary realized proceeds from the sale of approximately $29 million, net of transaction costs.

In the fourth quarter of 1998, the Company's Climate Control group recorded an adjustment to inventory which reduced gross profit by $1.5 million and the Company's Chemical group recorded a provision for loss of approximately $.8 million for a note receivable which increased the Company's net loss.

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

                        LSB Industries, Inc.

          Schedule II -- Valuation and Qualifying Accounts

            Years ended December 31, 1998, 1997 and 1996

                       (Dollars in Thousands)



                                       Additions    Deductions
                                       __________   ____________
                           Balance at  Charged to   Write-offs/    Balance
                           Beginning   Costs and    Costs          at End
      Description           of Year    Expenses     Incurred      of Year
___________________________________________________________________________
Accounts receivable --
  allowance for doubtful
  accounts:(1)
    1998                    $4,007       $1,544      $1,998       $3,553
                           ================================================
    1997                    $3,291       $1,544      $  828       $4,007
                           ================================================
    1996                    $2,584       $1,451      $  744       $3,291
                           ================================================
Inventory -- reserve for
  slow-moving items:
    1998                    $1,531       $  173       $    -      $1,704
                           ================================================
    1997                    $1,709       $   68       $  246      $1,531
                           ================================================
    1996                    $1,318       $  578       $  187      $1,709
                           ================================================

Notes receivable -- allowance
 for doubtful accounts:
   1998                     $5,158       $1,480        $   -      $6,638
                          ================================================
   1997                     $4,065       $1,093        $   -      $5,158
                          ================================================
   1996                     $2,500       $1,565        $   -      $4,065
                          ================================================

(1) Deducted in the balance sheet from the related assets to which the reserve applies.

Other valuation and qualifying accounts are detailed in the Company's notes to consolidated financial statements.

                           EXHIBIT INDEX
                           _____________


Exhibit                                                            Sequential
 No.                         Description                            Page No.
______                       ___________                           __________

 2.1 Stock Option Agreement dated as of May 4, 1995, between optionee, LSB Holdings, Inc., an Oklahoma Corporation and the shareholders of a specialty sales organization, an option which the Company hereby incorporates hereby by reference from Exhibit 2.1 to the Company's Form 10-K for fiscal year ended December 31, 1995.

 2.2 Stock Purchase Agreement and Stock Pledge Agreement between Dr. Hauri AG, a Swiss Corporation, and LSB Chemical Corp., which the Company hereby incorporates by reference from
          Exhibit 2.2 to the Company's Form 10-K for fiscal year ended December 31, 1994.

 3.1 Restated Certificate of Incorporation, the Certificate of Designation dated February 17, 1989, and certificate of Elimination dated April 30, 1993, which the Company hereby incorporates by reference from Exhibit 4.1 to the Company's Registration Statement, No. 33-61640; Certificate of Designation for the Company's $3.25 Convertible Exchangeable Class C Preferred Stock, Series 2, which the Company hereby incorporates by reference from Exhibit 4.6 to the Company's Registration Statement, No. 33-61640.

 3.2 Bylaws, as amended, which the Company hereby incorporates by reference from Exhibit 3(ii) to the Company's Form 10-Q for the quarter ended June 30, 1998.

 4.1 Specimen Certificate for the Company's Non-cumulative Preferred Stock, having a par value of $100 per share, which the Company hereby incorporates by reference from
          Exhibit 4.1 to the Company's Form 10-Q for the quarter ended June 30, 1983.

 4.2 Specimen Certificate for the Company's Series B Preferred Stock, having a par value of $100 per share, which the Company hereby incorporates by reference from Exhibit 4.27 to the Company's Registration Statement No. 33-9848.

 4.3 Specimen Certificate for the Company's Series 2 Preferred, which the Company hereby incorporates by reference from
          Exhibit 4.5 to the Company's Registration Statement No. 33-
          61640.

 4.4 Specimen Certificate for the Company's Common Stock, which the Company incorporates by reference from Exhibit 4.4 to the Company's Registration Statement No. 33-61640.

 4.5 Renewed Rights Agreement, dated January 6, 1999, between the Company and Bank One, N.A., which the Company hereby incorporates by reference from Exhibit No. 1 to the Company's Form 8-A Registration Statement, dated
          January 27, 1999.

 4.6 Indenture, dated as of November 26, 1997, by and among ClimaChem, Inc., the Subsidiary Guarantors and Bank One, NA, as trustee, which the Company hereby incorporates by reference from Exhibit 4.1 to the Company's Form 8-K, dated November 26, 1997.

 4.7      Form 10 3/4% Series B Senior Notes due 2007 which the
          Company hereby incorporates by reference from Exhibit 4.3 to the ClimaChem Registration Statement, No. 333-44905.

 4.8 Amended and Restated Loan and Security Agreement, dated November 21, 1997, by and between BankAmerica Business Credit, Inc., and Climate Master, Inc., International Environmental Corporation, El Dorado Chemical Company and Slurry Explosive Corporation which the Company hereby incorporates by reference from Exhibit 10.2 to the ClimaChem Form S-4 Registration Statement, No. 333-44905.

 4.9 Amended and Restated Loan and Security Agreement, dated November 21, 1997, by and between BankAmerica Business Credit, Inc., and the Company, which the Company hereby incorporates by reference from Exhibit 4.11 to the Company's Form 10-K for the fiscal year ended December 31, 1997. Substantially identical Amended and Restated Loan and Security Agreements dated November 21, 1997, were entered into by each of L&S Bearing Co., and Summit Machine Tool Manufacturing Corp., with BankAmerica Business Credit, Inc., and are hereby omitted and such will be provided upon the Commission's request.

 4.10 First Amendment to Amended and Restated Loan and Security Agreement, dated March 12, 1998, between BankAmerica Business Credit, Inc., and Climate Master, Inc., International Environmental Corporation, El Dorado Chemical Company and Slurry Explosive Corporation which the Company hereby incorporates by reference from Exhibit 10.53 to the ClimaChem Form S-4 Registration Statement, No. 333-44905.

 4.11 First Amendment to Amended and Restated Loan and Security Agreement, dated March 12, 1998, between BankAmerica Business Credit, Inc., and the Company, which the Company hereby incorporates by reference from Exhibit 4.13 to the Company's Form 10-K for the fiscal year ended December 31, 1997. Substantially identical First Amendments to Amended and Restated Loan and Security Agreements, dated March 12, 1998, were entered into by each of L&S Bearing Co. and Summit Machine Tool Manufacturing Corp. with BankAmerica Business Credit, Inc., and are hereby omitted and such will be provided upon the Commission's request.

 4.12 Third Amendment to Amended and Restated Loan and Security Agreement, dated August 14, 1998, between BankAmerica Business Credit, Inc., and Climate Master, Inc., International Environmental Corporation, El Dorado Chemical Company and Slurry Explosive Corporation, which the Company hereby incorporates by reference from Exhibit 4.1 to the Company's Form 10-Q for the quarter ended June 30, 1998.

 4.13 Third Amendment to Amended and Restated Loan and Security Agreement, dated August 14, 1998, between BankAmerica Business Credit, Inc., and the Company, which the Company hereby incorporates by reference from Exhibit 4.2 to the Company's Form 10-Q for the quarter ended June 30, 1998. Substantially identical Third Amendments to Amended and Restated Loan and Security Agreements, dated August 14, 1998, were entered into by each of L&S Bearing Co. and Summit Machine Tool Manufacturing Corp. with BankAmerica Business Credit, Inc., and are hereby omitted and such will be provided upon the Commission's request.

 4.14 Fourth Amendment to Amended and Restated Loan and Security Agreement, dated November 19, 1998, between BankAmerica Business Credit, Inc., and Climate Master, Inc., International Environmental Corporation, El Dorado Chemical Company and Slurry Explosive Corporation, which the Company hereby incorporates by reference from Exhibit 4.1 to the Company's Form 10-Q for the quarter ended September 30, 1998.

 4.15 Fourth Amendment to Amended and Restated Loan and Security Agreement, dated November 19, 1998, between BankAmerica Business Credit, Inc., and the Company, which the Company hereby incorporates by reference from Exhibit 4.2 to the Company's Form 10-Q for the quarter ended September 30, 1998. Substantially identical Fourth Amendments to Amended and Restated Loan and Security Agreements, dated November 19, 1998, were entered into by each of L&S Bearing Co. and Summit Machine Tool Manufacturing Corp. with BankAmerica Business Credit, Inc., and are hereby omitted and such will be provided upon the Commission's request.

 4.16 Fifth Amendment to Amended and Restated Loan and Security Agreement, dated April 8, 1999, between BankAmerica
          Business Credit, Inc., and Climate Master, Inc.,
          International Environmental Corporation, El Dorado Chemical Company and Slurry Explosive Corporation.

 4.17 Fifth Amendment to Amended and Restated Loan and Security Agreement, dated April 8, 1999, between BankAmerica Business Credit, Inc., and the Company. Substantially identical Fifth Amendments to Amended and Restated Loan and Security Agreements, dated April 8, 1999, were entered into by each of L&S Bearing Co. and Summit Machine Tool Manufacturing Corp. with BankAmerica Business Credit, Inc., and are hereby omitted and such will be provided upon the Commission's request.

 4.18     Waiver Letter, dated March 16, 1998, from BankAmerica
          Business Credit, Inc. which the Company hereby incorporates by reference from Exhibit 10.55 to the ClimaChem Form S-4 Registration Statement, No. 333-44905.

 4.19 First Supplemental Indenture, dated February 8, 1999, by and among ClimaChem, Inc., the Guarantors, and Bank One, N.A.

10.1 Form of Death Benefit Plan Agreement between the Company and the employees covered under the plan, which the Company hereby incorporates by reference from Exhibit 10(c)(1) to the Company's Form 10-K for the year ended December 31, 1980.

10.2 The Company's 1981 Incentive Stock Option Plan, as amended, and 1986 Incentive Stock Option Plan, which the Company hereby incorporates by reference from Exhibits 10.1 and
          10.2 to the Company's Registration Statement No. 33-8302.

10.3      Form of Incentive Stock Option Agreement between the
          Company and employees as to the Company's 1981 Incentive Stock Option Plan, which the Company hereby incorporates by reference from Exhibit 10.10 to the Company's Form 10-K for the fiscal year ended December 31, 1984.

10.4      Form of Incentive Stock Option Agreement between the
          Company and employees as to the Company's 1986 Incentive Stock Option Plan, which the Company hereby incorporates by reference from Exhibit 10.6 to the Company's Registration Statement No. 33-9848.

10.5 The 1987 Amendments to the Company's 1981 Incentive Stock Option Plan and 1986 Incentive Stock Option Plan, which the Company hereby incorporates by reference from Exhibit 10.7 to the Company's Form 10-K for the fiscal year ended
          December 31, 1986.

10.6 The Company's 1993 Stock Option and Incentive Plan which the Company hereby incorporates by reference from Exhibit
          10.6 to the Company's Form 10-K for the fiscal year ended December 31, 1993.

10.7 The Company's 1993 Non-employee Director Stock Option Plan which the Company hereby incorporates by reference from
          Exhibit 10.7 to the Company's Form 10-K for the fiscal year ended December 31, 1993.

10.8 Union Contracts, dated August 5, 1995, between EDC and the Oil, Chemical and Atomic Workers, and the United Steel Workers of America, dated November 1, 1995 which the Company hereby incorporates by reference from Exhibit 10.7 to the Company's Form 10-K for the fiscal year ended December 31, 1995.

10.9 Lease Agreement, dated March 26, 1982, between Mac Venture, Ltd. and Hercules Energy Mfg. Corporation, which the
          Company hereby incorporates by reference from Exhibit 10.32 to the Company's Form 10-K for the fiscal year ended
          December 31, 1981.

10.10 Limited Partnership Agreement dated as of May 4, 1995, between the general partner, and LSB Holdings, Inc., an Oklahoma Corporation, as limited partner which the Company hereby incorporates by reference from Exhibit 10.11 to the Company's Form 10-K for the fiscal year ended December 31, 1995.

10.11 Lease Agreement dated November 12, 1987, between Climate Master, Inc. and West Point Company and amendments thereto, which the Company hereby incorporates by reference from Exhibits 10.32, 10.36, and 10.37, to the Company's Form 10-K for fiscal year ended December 31, 1988.

10.12 Severance Agreement, dated January 17, 1989, between the Company and Jack E. Golsen, which the Company hereby incorporates by reference from Exhibit 10.48 to the Company's Form 10-K for fiscal year ended December 31, 1988. The Company also entered into identical agreements with Tony M. Shelby, David R. Goss, Barry H. Golsen, David
          M. Shear, and Jim D. Jones and the Company will provide copies thereof to the Commission upon request.

10.13 Third Amendment to Lease Agreement, dated as of December 31, 1987, between Mac Venture, Ltd. and Hercules Energy Mfg. Corporation, which the Company hereby incorporates by reference from Exhibit 10.49 to the Company's Form 10-K for fiscal year ended December 31, 1988.

10.14 Employment Agreement and Amendment to Severance Agreement dated January 12, 1989 between the Company and Jack E. Golsen, dated March 21, 1996 which the Company hereby incorporates by reference from Exhibit 10.15 to the Company's Form 10-K for fiscal year ended December 31, 1995.

10.15 Non-Qualified Stock Option Agreement, dated June 1, 1992, between the Company and Robert C. Brown, M.D. which the Company hereby incorporates by reference from Exhibit 10.38 to the Company's Form 10-K for fiscal year ended December 31, 1992. The Company entered into substantially identical agreements with Bernard G. Ille, Jerome D. Shaffer and C.L.Thurman, and the Company will provide copies thereof to the Commission upon request.

10.16 Loan and Security Agreement (DSN Plant) dated October 31, 1994 between DSN Corporation and The CIT Group which the Company hereby incorporates by reference from Exhibit 10.1 to the Company's Form 10-Q for the fiscal quarter ended September 30, 1994.

10.17 Loan and Security Agreement (Mixed Acid Plant) dated April 5, 1995 between DSN Corporation and The CIT Group, which the Company hereby incorporates by reference from Exhibit
          10.25 to the Company's Form 10-K for the fiscal year ended December 31, 1994.

10.18 First Amendment to Loan and Security Agreement (DSN Plant), dated June 1, 1995, between DSN Corporation and The CIT Group/Equipment Financing, Inc. which the Company hereby incorporates by reference from Exhibit 10.13 to the ClimaChem Form S-4 Registration Statement, No. 333-44905.

10.19 First Amendment to Loan and Security Agreement (Mixed Acid Plant), dated November 15, 1995, between DSN Corporation and The CIT Group/Equipment Financing, Inc. which the Company hereby incorporates by reference from Exhibit 10.15 to the ClimaChem Form S-4 Registration Statement, No. 333-44905.

10.20 Loan and Security Agreement (Rail Tank Cars), dated November 15, 1995, between DSN Corporation and The CIT Group/Equipment Financing, Inc. which the Company hereby incorporates by reference from Exhibit 10.16 to the ClimaChem Form S-4 Registration Statement, No. 333-44905.

10.21     First Amendment to Loan and Security Agreement (Rail Tank
          Cars), dated November 15, 1995, between DSN Corporation and The CIT Group/Equipment Financing, Inc. which the Company hereby incorporates by reference from Exhibit 10.17 to the ClimaChem Form S-4 Registration Statement, No. 333-44905.

10.22 Letter Amendment, dated May 14, 1997, to Loan and Security Agreement between DSN Corporation and The CIT
          Group/Equipment Financing, Inc. which the Company hereby incorporates by reference from Exhibit 10.1 to the Company's Form 10-Q for the fiscal quarter ended March 31, 1997.

10.23     Amendment to Loan and Security Agreement, dated
          November 21, 1997, between DSN Corporation and The CIT Group/Equipment Financing, Inc. which the Company hereby incorporates by reference from Exhibit 10.19 to the ClimaChem Form S-4 Registration Statement, No. 333-44905.

10.24 First Amendment to Non-Qualified Stock Option Agreement, dated March 2, 1994, and Second Amendment to Stock Option Agreement, dated April 3, 1995, each between the Company and Jack E. Golsen, which the Company hereby incorporates by reference from Exhibit 10.1 to the Company's Form 10-Q for the fiscal quarter ended March 31, 1995.

10.25 Facility Letter, dated August 20, 1997, between Bank of New Zealand, Australia, and Total Energy Systems Limited which the Company hereby incorporates by reference from Exhibit
          10.38 to the ClimaChem Form S-4 Registration Statement, No.
          333-44905.

10.26 Variation Letter, dated February 10, 1998, between Bank of New Zealand, Australia, and Total Energy Systems Limited which the Company hereby incorporates by reference from
          Exhibit 10.39 to the ClimaChem Form S-4 Registration Statement, No. 333-44905.

10.27 Debenture Charge, dated March 7, 1995, between Total Energy Systems Limited and Bank of New Zealand which the Company hereby incorporates by reference from Exhibit 10.40 to the ClimaChem Form S-4 Registration Statement, No. 333-44905. T.E.S. Mining Services Pty. Ltd. and Total Energy Systems
          (NZ) Limited are each parties to substantially identical Debentures, copies of which will be provided to the Commission upon request.

10.28 Anhydrous Ammonia Sales Agreement, dated May 28, 1997, to be effective January 1, 1997, between Koch Nitrogen Company and El Dorado Chemical Company which the Company hereby incorporates by reference from Exhibit 10.1 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1997. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF COMMISSION ORDER CF #5551, DATED SEPTEMBER 25, 1997, GRANTING A REQUEST FOR CONFIDENTIAL TREATMENT UNDER THE FREEDOM OF INFORMATION ACT AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.

10.29     Baytown Nitric Acid Project and Supply Agreement dated
          June 27, 1997, by and among El Dorado Nitrogen Company, El Dorado Chemical Company and Bayer Corporation which the Company hereby incorporates by reference from Exhibit 10.2 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1997. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF COMMISSION ORDER CF #5551, DATED SEPTEMBER 25, 1997, GRANTING A REQUEST FOR CONFIDENTIAL TREATMENT UNDER THE FREEDOM OF INFORMATION ACT AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.

10.30 First Amendment to Baytown Nitric Acid Project and Supply Agreement, dated February 1, 1999, between El Dorado Nitrogen Company, El Dorado Chemical Company, and Bayer Corporation. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT. THE OMITTED INFORMATION HAS BEEN FILED SEPARATELY WITH THE SECRETARY OF THE SECURITIES AND EXCHANGE COMMISSION FOR PURPOSES OF SUCH REQUEST.

10.31 Service Agreement, dated June 27, 1997, between Bayer Corporation and El Dorado Nitrogen Company which the Company hereby incorporates by reference from Exhibit 10.3 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1997. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF COMMISSION ORDER CF #5551, DATED SEPTEMBER 25, 1997, GRANTING A REQUEST FOR CONFIDENTIAL TREATMENT UNDER THE FREEDOM OF INFORMATION ACT AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.

10.32 Ground Lease dated June 27, 1997, between Bayer Corporation and El Dorado Nitrogen Company which the Company hereby incorporates by reference from Exhibit 10.4 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1997. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF COMMISSION ORDER CF #5551, DATED SEPTEMBER 25, 1997, GRANTING A REQUEST FOR CONFIDENTIAL TREATMENT UNDER THE FREEDOM OF INFORMATION ACT AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.

10.33 Participation Agreement, dated as of June 27, 1997, among El Dorado Nitrogen Company, Boatmen's Trust Company of Texas as Owner Trustee, Security Pacific Leasing corporation, as Owner Participant and a Construction Lender, Wilmington Trust Company, Bayerische Landesbank, New York Branch, as a Construction Lender and the Note Purchaser, and Bank of America National Trust and Savings Association, as Construction Loan Agent which the Company hereby incorporates by reference from Exhibit 10.5 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1997. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF COMMISSION ORDER CF #5551, DATED SEPTEMBER 25, 1997, GRANTING A REQUEST FOR CONFIDENTIAL TREATMENT UNDER THE FREEDOM OF INFORMATION ACT AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.

10.34     Lease Agreement, dated as of June 27, 1997, between
          Boatmen's Trust Company of Texas as Owner Trustee and El Dorado Nitrogen Company which the Company hereby incorporates by reference from Exhibit 10.6 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1997.

10.35     Security Agreement and Collateral Assignment of
          Construction Documents, dated as of June 27, 1997, made by El Dorado Nitrogen Company which the Company hereby incorporates by reference from Exhibit 10.7 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1997.

10.36 Security Agreement and Collateral Assignment of Facility Documents, dated as of June 27, 1997, made by El Dorado Nitrogen Company and consented to by Bayer Corporation which the Company hereby incorporates by reference from
          Exhibit 10.8 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1997.

10.37 Amendment to Loan and Security Agreement, dated March 16, 1998, between The CIT Group/Equipment Financing, Inc., and DSN Corporation which the Company hereby incorporates by reference from Exhibit 10.54 to the ClimaChem Form S-4 Registration Statement, No. 333-44905.

10.38     Fifth Amendment to Lease Agreement, dated as of
          December 31, 1998, between Mac Venture, Ltd. and Hercules Energy Mfg. Corporation.

10.39 Sales Contract, dated December 7, 1998, between Solutia, Inc. and El Dorado Chemical Company. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT. THE OMITTED INFORMATION HAS BEEN FILED SEPARATELY WITH THE SECRETARY OF THE SECURITIES AND EXCHANGE COMMISSION FOR PURPOSES OF SUCH REQUEST.

10.40 Agreement for Purchase and Sale of Anhydrous Ammonia, dated January 1, 1999, between El Dorado Chemical Company and Farmland Industries, Inc. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT. THE OMITTED INFORMATION HAS BEEN FILED SEPARATELY WITH THE SECRETARY OF THE SECURITIES AND EXCHANGE COMMISSION FOR PURPOSES OF SUCH REQUEST.

10.41 Agreement, dated March 23, 1999, among El Dorado Chemical Company, El Dorado Nitrogen Company, Bayer Corporation, ICF Kaiser Engineers, Inc., ICF Kaiser International, Inc., and Acstar Insurance Company.

10.42     Union Contract, dated August 1, 1998, between El Dorado
          Chemical Company and the International Association of
          Machinists and Aerospace Workers.

10.43 Non-Qualified Stock Option Agreement, dated April 22, 1998, between the Company and Robert C. Brown, M.D. The Company entered into substantially identical agreements with Bernard G. Ille, Jerome D. Shaffer, Raymond B. Ackerman, Horace G. Rhodes, Gerald J. Gagner, and Donald W. Munson. The Company will provide copies of these agreements to the Commission upon request.

10.44     The Company's 1998 Stock Option and Incentive Plan.

10.45     Letter Agreement, dated March 12, 1999, between Kestrel
          Aircraft Company and LSB Industries, Inc., Prime Financial Corporation, Herman Meinders, Carlan K. Yates, Larry H.
          Lemon, Co-Trustee Larry H. Lemon Living Trust.

10.46 Covenant Waiver Letter, dated April 13, 1999, between The CIT Group and DSN Corporation.

21.1.     Subsidiaries of the Company

23.1.     Consent of Independent Auditors

27.1.     Financial Data Schedule