Form 10-K/A
period 1998-12-31
LSB INDUSTRIES INC
filed 1999-04-29
CIK 60714

FORM 10-K/A
                         UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549
                        AMENDMENT NO. 1
                               to

(Mark One)

/X/       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

          For the fiscal year ended December 31, 1998

                                or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

          For the transition period_________to__________

                    Commission file number 1-7677

                       LSB INDUSTRIES, INC.
      (Exact name of Registrant as specified in its Charter)

                 Delaware                              73-1015226
          ________________________                 ___________________
          (State of Incorporation)                  (I.R.S. Employer
                                                   identification No.)
          16 South Pennsylvania Avenue
            Oklahoma City, Oklahoma                        73107
      _______________________________________           ___________
      (Address of principal executive offices)           (Zip Code)

        Registrant's telephone number, including area code

                          (405) 235-4546
                          _______________
Securities Registered Pursuant to Section 12(b) of the Act:

                                             Name of Each Exchange
          Title of Each Class                 On Which Registered
          ___________________                _______________________
Common Stock, Par Value $.10                 New York Stock Exchange
$3.25 Convertible Exchangeable
   Class C Preferred Stock, Series           New York Stock Exchange
Preferred Share Purchase Rights              New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:  None

                     (Facing Sheet Continued)

     Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for the shorter period that the Registrant has had to file the reports), and (2) has been subject to the filing requirements for
the past 90 days.  YES   X    NO
                      ______    _______.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __________.

     As of March 31, 1999, the aggregate market value of the 7,649,412 shares of voting stock of the Registrant held by non-affiliates of the Company equaled approximately $22,948,236 based on the closing sales price for the Company's common stock as reported for that date on the New York Stock Exchange. That amount does not include (1) the 1,463 shares of Convertible Non-Cumulative Preferred Stock (the "Non-Cumulative Preferred Stock") held by non-affiliates of the Company, (2) the 20,000 shares of Series B 12% Convertible, Cumulative Preferred Stock (the "Series B Preferred Stock"), and (3) the 915,000 shares of $3.25 Convertible Exchangeable Class C Preferred Stock, Series 2, excluding 5,000 shares held in treasury (the "Series 2 Preferred Stock"). An active trading market does not exist for the shares of Non-Cumulative Preferred Stock or the Series B Preferred Stock. The shares of Series 2 Preferred Stock do not have voting rights except under limited circumstances.

     As of March 31, 1999, the Registrant had 11,825,586 shares of common stock outstanding (excluding 3,283,090 shares of common stock held as treasury stock).

                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly-authorized, to sign this Amendment No. 1 to the report on its behalf of this 28th day of April, 1999.

                              LSB INDUSTRIES, INC.


                              By: /s/ Jack E. Golsen
                                 _____________________________
                                 Jack E. Golsen
                                 Chairman of the Board and
                                 President
                                 (Principal Executive Officer)


                              By:  /s/ Tony M. Shelby
                                 _____________________________
                                 Tony M. Shelby
                                 Senior Vice President of Finance
                                 (Principal Financial Officer)


                              By:  /s/ Jim D. Jones
                                 ______________________________
                                 Jim D. Jones
                                 Vice President, Controller and
                                 Treasurer (Principal Accounting
                                 Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the undersigned have signed this report on behalf of the Company, in the capacities and on the dates indicated.

Dated:  April 28, 1999             By:  /s/ Jack E. Golsen
                                      _________________________
                                      Jack E. Golsen, Director


Dated:  April 28, 1999             By:  /s/ Tony M. Shelby
                                     __________________________
                                     Tony M. Shelby, Director


Dated:  April 28, 1999             By:  /s/ David R. Goss
                                     __________________________
                                     David R. Goss, Director


Dated:  April 28, 1999             By: /s/ Barry H. Golsen
                                     __________________________
                                     Barry H. Golsen, Director

Dated:  April 28, 1999             By: /s/ Robert C. Brown
                                     __________________________
                                     Robert C. Brown, Director


Dated:  April 28, 1999             By: /s/ Bernard G. Ille
                                     ___________________________
                                     Bernard G. Ille, Director


Dated:  April 28, 1999             By: /s/ Jerome D. Shaffer
                                     ___________________________
                                     Jerome D. Shaffer, Director


Dated:  April 28, 1999             By: /s/ Raymond B. Ackerman
                                     ___________________________
                                     Raymond B. Ackerman, Director


Dated:  April 28, 1999             By:
                                     _____________________________
                                     Horace Rhodes, Director.


Dated:  April 28, 1999             By:
                                     _____________________________
                                     Gerald J. Gagner, Director


Dated:  April 28, 1999             By: /s/ Donald W. Munson
                                     ______________________________
                                     Donald W. Munson, Director

                            PART III


Item 10.  Directors and Executive Officers of the Company
_______   _______________________________________________

     Directors. Certificate of Incorporation and By-laws of the Company provide for the division of the Board of Directors into three (3) classes, each class consisting as nearly as possible of one-third of the whole. The term of office of one class of directors expires each year, with each class of directors elected for a term of three (3) years and until the shareholders elect their qualified successors.

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

     The following table sets forth the name, principal occupation, age, year in which the individual first became a director, and year in which the director's term will expire for each nominee for election as a director at the Annual Meeting and all other directors whose term will continue after the Annual Meeting.
Certain information with respect to the executive officers of the Company is set forth under Item 4A of Part I hereof.



     Name and                    First Became
Principal Occupation             A Director      Term Expires        Age
_____________________            ___________     ____________        ____
Raymond B. Ackerman (1)              1993             1999            76
Chairman Emeritus of Ackerman
McQueen, Inc.

Gerald G. Gagner (2)                 1997             1999            63
President of Dragerton
Investments

Bernard G. Ille (3)                  1971             1999            72
Investments

Donald W. Munson (4)                 1997             1999            66
Consultant

Tony M. Shelby (5)                   1971             1999            57
Senior Vice President of
Finance and Chief
Financial Officer of the
Company

Barry H. Golsen (6)                  1981             2000            48
Vice Chairman of the
Board of Directors of
the Company and President
of the Climate Control
Business of the Company

David R. Goss (7)                    1971             2000            58
Senior Vice President of
Operations of the Company

Jerome D. Shaffer, M.D. (8)          1969             2000            82
Investments

Robert C. Brown, M.D. (9)            1969             2001            68
President of Northwest
Internal Medicine
Associates, Inc.

Jack E. Golsen (10)                  1969             2001            70
President, Chief Executive
Officer and Chairman of
the Board of Directors of
the Company

Horace G. Rhodes (11)               1996             2001            71
President/Managing Partner,
Kerr, Irvine, Rhodes
and Ables

_______________________

(1) From 1972 until his retirement in 1992, Mr. Ackerman served as Chairman of the Board and President of Ackerman, McQueen, Inc., the largest public relations firm in Oklahoma. Mr. Ackerman currently serves as Chairman Emeritus of Ackerman,

     McQueen, Inc. Mr. Ackerman retired as a Rear Admiral from the United States Naval Reserves. Mr. Ackerman is a graduate of
     Oklahoma City University, and in 1996, he was awarded an honorary doctorate from Oklahoma City, University.

(2) Mr. Gagner, a resident of Key West, Florida, served as President, Chief Executive Officer and director of USPCI, Inc., a New York Stock Exchange company involved in the waste management industry, from 1984 until 1988, when USPCI was acquired by Union Pacific Corporation. From 1988 to the present, Mr. Gagner has been engaged as a private investor. Mr. Gagner has served, and is presently serving, as President and a director of Dragerton Investments, Inc., which developed and sold one of the world's largest industrial waste landfills, and is presently general partner of New West Investors, L.P., which has investments principally in the financial service industry. Mr. Gagner is also a director of Automation Robotics, A.G., a German corporation. Mr. Gagner has an engineering degree from the University of Utah.

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

(4) Mr. Munson is a resident of England. From January, 1988, until his retirement in August, 1992, Mr. Munson served as President and Chief Operating Officer of Lennox Industries. Prior to his election as President and Chief Operating Officer of Lennox Industries, Mr. Munson served as Executive Vice President of Lennox Industries' Division Operations, President of Lennox Canada and Managing Director of Lennox Industries' European Operations. Prior to joining Lennox Industries, Mr. Munson served in various capacities with the Howden Group, a company located in England, and The Trane Company, including serving as the managing director of various companies within the Howden Group and Vice President Europe for The Trane Company. Mr. Munson is currently a consultant and international distributor for the Ducane Company, a manufacturer of certain types of residential air conditioning, air furnaces and other equipment, and is serving as a member of the Board of Directors of Multi Clima SA, a French manufacturer of air conditioning - heating equipment, which the Company has an option to acquire. Mr. Munson has degrees in mechanical engineering and business administration from the University of Minnesota.

(5)  Mr. Shelby, a certified public accountant, is Senior Vice
     President and Chief Financial Officer of the Company, a

     position he has held for a period in excess of five (5) years. Prior to becoming Senior Vice President and Chief Financial Officer of the Company, Mr. Shelby served as Chief Financial Officer of a subsidiary of the Company and was with the accounting firm of Arthur Young & Co., a predecessor to Ernst & Young LLP. Mr. Shelby is a graduate of Oklahoma City University.

(6) Mr. Golsen, L.L.B., has served as Vice Chairman of the Board of the Company since August, 1994, and for more than five (5) years has been the President of the Company's Environmental Control Business. Mr. Golsen has both his undergraduate and law degrees from the University of Oklahoma.

(7)  Mr. Goss, a certified public accountant, is a Senior Vice
     President - Operations of the Company and has served in substantially the same capacity for the past five (5) years.
     Mr. Goss is a graduate of Rutgers University.

(8) Dr. Shaffer, a director of the Company since its inception, is currently a private investor. He practiced medicine for many years until his retirement in 1987. Dr. Shaffer is a graduate of Penn State University and received his medical degree from Jefferson Medical College.

(9)  Dr. Brown has practiced medicine for many years and is Vice
     President and Treasurer of Plaza Medical Group, P.C. Dr. Brown is a graduate of Tufts University and received his medical degree from Tufts University.

(10) Mr. Golsen, founder of the Company, is Chairman of the Board and President of the Company and has served in that capacity since the inception of the Company in 1969. During 1996, Mr. Golsen was inducted into the Oklahoma Commerce and Industry Hall of Honor as one of Oklahoma's leading industrialists. Mr. Golsen has a degree from the University of New Mexico in Biochemistry.

(11) Mr. Rhodes is the managing partner of the law firm of Kerr, Irvine, Rhodes & Ables and has served in such capacity and has practiced law for a period in excess of five (5) years. Since 1972, Mr. Rhodes has served as Executive Vice President and General Counsel for the Association of Oklahoma Life Insurance Companies and since 1982 has served as Executive Vice President and General Counsel for the Oklahoma Life and Health Insurance Guaranty Association. Mr. Rhodes received his undergraduate and law degrees from the University of Oklahoma.

     Family Relationships.  Jack E. Golsen is the father of Barry
H. Golsen and the brother-in-law of Robert C. Brown, M.D. Robert C. Brown, M.D. is the uncle of Barry H. Golsen.

     Section 16(a) Beneficial Ownership Reporting Compliance.
Based solely on a review of copies of the Forms 3, 4 and 5 and amendments thereto furnished to the Company with respect to 1998, or written representations that no such reports were required to be filed with the Securities and Exchange Commission, the Company believes that during 1998 all directors and officers of the Company and beneficial owners of more than ten percent (10%) of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act filed their required Forms 3, 4, or 5, as required by Section 16(a) of the Securities Exchange Act of 1934, as amended, on a timely basis, except Messrs. Ackerman, Ille, Munson, Shaffer, Brown and Rhodes each filed one Form 5 inadvertently late to report one grant by the Company of certain non-qualified stock options to each individual.

Item 11.  Executive Compensation.
_______   _______________________

     The following table shows the aggregate cash compensation which the Company and its subsidiaries paid or accrued to the Chief
Executive Officer and each of the other four (4) most highly-paid executive officers of the Company (which includes the Vice Chairman of the Board who also serves as President of the Company's Climate
Control Business). The table includes cash distributed for services rendered during 1998, plus any cash distributed during 1998 for services rendered in a prior year, less any amount relating to those services previously included in the cash compensation table for a prior year.








                      Summary Compensation Table
                       ___________________________
                                                           Long-term
                                                            Compen-
                                                            sation
                              Annual Compensation           Awards
                            ___________________________     ______
                                                 Other                  All
                                                 Annual    Securities   Other
                                                 Compen-   Underlying  Compen-
  Name and                  Salary      Bonus    sation    Stock       sation
  Position          Year      ($)      ($)(1)    ($)(2)    Options     ($)
_______________     ____    ______     ______    ______    ________    ______
Jack E. Golsen,     1998    477,400      -         -           -          -
Chairman of the     1997    470,450      -         -           -          -
Board, President    1996    469,125      -         -        100,000       -
and Chief
Executive Officer

Barry H. Golsen,    1998    226,600      -         -          -           -
Vice Chairman of    1997    223,300      -         -          -           -
the Board of        1996    209,125      -         -       105,000        -
Directors and
President of the
Climate Control Business

David R. Goss,      1998    190,500      -         -         -            -
Senior Vice         1997    187,750      -         -         -            -
President -         1996    173,300      -         -       85,000         -
Operations

Tony M. Shelby,     1998    190,500      -         -         -            -
Senior Vice         1997    187,750      -         -         -            -
President/Chief     1996    173,425      -         -       85,000         -
Financial Officer

David M. Shear,     1998    165,000      -         -         -            -
Vice President/     1997    162,500      -         -         -            -
General Counsel     1996    151,300      -         -       64,000         -

_________________________

(1) Bonuses are for services rendered for the prior fiscal year. No bonuses were paid to the above-named executive officers for 1996 or 1997, and no bonuses for 1998 performance are to be paid to the above-named executive officers.

(2) Does not include perquisites and other personal benefits, securities or property for the named executive officer in any year if the aggregate amount of such compensation for such year does not exceed the lesser of either $50,000 or 10% of the total of annual salary and bonus reported for the named executive officer for such year.

Option Grants in 1998. There were no grants of stock options made to the named executive officers in 1998.

              Aggregated Option Exercises in 1998
               and Fiscal Year End Option Values.
               _________________________________

     The following table sets forth information concerning each exercise of stock options by each of the named executive officers during the last fiscal year and the year-end value of unexercised options:

                                          Number of             Value
                                          Securities       of Unexercised
                                          Underlying        In-the-Money
                                          Unexercised        Options at
                                          Options at       Fiscal Year End
                                          FY End (#)(2)      ($) (2) (3)
                                          _____________    ________________

                               Shares
                  Acquired     Value
                on Exercise   Realized    Exercisable/       Exercisable/
    Name          (#)(1)        ($)       Unexercisable      Unexercisable
______________  ____________  ________    ______________    _______________
Jack E. Golsen         -         -          205,000/(4)         113,438/
                                             60,000                 -
Barry H. Golsen        -         -           42,000/                -  /
                                             63,000                 -
David R. Goss          -         -           45,000/              7,313/
                                             51,000                 -
Tony M. Shelby         -         -           45,000/              7,313/
                                             51,000                 -
David M. Shear         -         -           48,600/              9,563/
                                             38,400                 -
_______________________________________

     (1) The named executive officer did not exercise any Company stock options in 1998.

     (2) The incentive stock options granted under the Company's stock option plans become exercisable 20% after one year from date of grant, an additional 20% after two years, an additional 30% after three years, and the remaining 30% after four years.

     (3) The values are based on the difference between the price of the Company's Common Stock on the New York Stock Exchange at the close of trading on December 31, 1998 of $3.3125 per share and the exercise price of such option. The actual value realized by a named executive officer on the exercise of these options depends on the market value of the Company's Common Stock on the date of exercise.

     (4) The amounts shown include a non-qualified stock option covering 165,000 shares of Common Stock which is currently exercisable.

     Other Plans. The Board of Directors has adopted an LSB Industries, Inc., Employee Savings Plan (the "401(k) Plan") for the employees (including executive officers) of the Company and its subsidiaries, excluding certain (but not all) employees covered under union agreements. The 401(k) Plan is an employee contribution plan, and the Company and its subsidiaries make no contributions to the 401(k) Plan. The amount that an employee may contribute to the 401(k) Plan equals a certain percentage of the employee's compensation, with the percentage based on the employee's income and certain other criteria as required under
Section 401(k) of the Internal Revenue Code. The Company or subsidiary deducts the amounts contributed to the 401(k) Plan from the employee's compensation each pay period, in accordance with the employee's instructions, and pays the amount into the 401(k) Plan for the employee's benefit. The Summary Compensation Table set forth above includes any amount contributed and deferred during the 1996, 1997, and 1998 fiscal years pursuant to the 401(k) Plan by the named executive officers of the Company.

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

                                     Amount of
          Name of Individual       Annual Payment
          __________________       ______________
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

                                     Amount of
     Name of Individual            Annual Payment
     __________________            ______________
     Barry H. Golsen                 $17,480
     David R. Goss                   $17,403
     Tony M. Shelby                  $15,605
     David M. Shear                  $17,822

     Compensation of Directors. In 1998, the Company compensated each non-management director of the Company for his services in the amount of $4,500. The non-management directors of the Company also received $500 for every meeting of the Board of Directors attended during 1998. Each member of the Audit Committee, consisting of Messrs. Rhodes, Ille, Brown, and Shaffer, received an additional $20,000 for his services in 1998. Each member of the Public Relations and Marketing Committee, consisting of Messrs. Ackerman and Ille, received an additional $20,000 for his services in 1998. During 1997, the Board of Directors established a special committee of the Board of Directors for European business development (the "European Operations Committee") and elected Mr. Munson as a member of that committee. During 1998, Mr. Munson was paid approximately $42,600 for his services on the European Operations Committee.

     In September, 1993, the Company adopted the 1993 Non-Employee Director Stock Option Plan (the "Outside Director Plan"). The Outside Director Plan authorizes the grant of non-qualified stock options to each member of the Company's Board of Directors who is not an officer or employee of the Company or its subsidiaries. The maximum shares for which options may be issued under the Outside Director Plan will be 150,000 shares (subject to adjustment as provided in the Outside Director Plan). The Company shall automatically grant to each outside director an option to acquire 5,000 shares of the Company's Common Stock on April 30 following the end of each of the Company's fiscal years in which the Company realizes net income of $9.2 million or more for such fiscal year. The exercise price for an option granted under the Outside Director Plan shall be the fair market value of the shares of Common Stock at the time the option is granted. Each option granted under the Outside Director Plan, to the extent not exercised, shall terminate upon the earlier of the termination of the outside director as a member of the Company's Board of Directors or the fifth anniversary of the date such option was granted. On April 30, 1995, options to acquire 5,000 shares of Common Stock were granted under this plan to each of Messrs. Ille, Brown, Shaffer, and Ackerman, at a per share exercise price of $5.375. The Company did not grant options under the Outside Director Plan in April, 1996, 1997, and 1998.

     During April, 1998, each of the outside directors of the Company (Messrs. Ackerman, Brown, Gagner, Ille, Munson, Rhodes and Shaffer) was granted a non-qualified stock option for the purchase of up to 15,000 shares of Common Stock at an exercise price of $4.1875 per share, which was the closing price for the Company's Common Stock as quoted on the New York Stock Exchange as of the date of grant. These non-qualified options terminate at the earlier of (i) five years from the date of grant or (ii) upon an optionee ceasing to be a director of the Company and are exercisable, in whole or in part, at anytime after six months from the date of grant prior to termination of the options.

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

     Compensation Committee Interlocks and Insider Participation. The Company's Executive Salary Review Committee has the
authority to set the compensation of all officers of the Company. This Committee generally considers and approves the recommendations of the President. The members of the Executive Salary Review Committee are the following non-management directors: Robert C. Brown, M.D., Jerome D. Shaffer, M.D., and Bernard G. Ille. During 1998, the Executive Salary Review Committee had one meeting.

     See "Compensation of Directors" for information concerning compensation paid and options granted to non-employee directors of the Company during 1998 for services as a director to the Company.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.
_______   ____________________________________________________

     Security Ownership of Certain Beneficial Owners. The following table shows the total number and percentage of the outstanding shares of the Company's voting Common Stock and voting Preferred Stock beneficially owned as of the close of business on March 31, 1999, with respect to each person (including any "group" as used in Section 13(d)(3) of the Securities Act of 1934, as amended) that the Company knows to have beneficial ownership of more than five percent (5%) of the Company's voting Common Stock and voting Preferred Stock. A person is deemed to be the beneficial owner of voting shares of Common Stock of the Company which he or she could acquire within sixty (60) days of March 31, 1999.

     Because of the requirements of the Securities and Exchange
Commission as to the method of determining the amount of shares an individual or entity may beneficially own, the amounts shown below for an individual or entity may include shares also considered beneficially owned by others.

                                                  Amounts
Name and Address             Title               of Shares           Percent
      of                       of               Beneficially           of
Beneficial Owner             Class               Owned(1)             Class
_________________           _______            ____________          _______
Jack E. Golsen and          Common             4,024,568 (3)(5)(6)    31.4%
members of his family (2)   Voting Preferred      20,000 (4)(6)       92.7%

Riverside Capital
Advisors, Inc. (7)          Common             1,467,397 (7)          11.0%

Ryback Management
Corporation                 Common             1,835,063 (8)          13.4%

Dimensional Fund
Advisors, Inc.              Common               717,100 (9)           6.0%

Wynnefield Partners Small
Cap Value, L.P. and
Nelson Obus(10)             Common               975,000 (10)          8.2%
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

     (3) Includes (a) the following shares over which Jack E. Golsen ("J. Golsen") has the sole voting and dispositive power:
(i) 109,028 shares that he owns of record, (ii) 165,000 shares that he has the right to acquire within sixty (60) days under a non-qualified stock option, (iii) 4,000 shares that he has the right to acquire upon conversion of a promissory note, (iv) 133,333 shares that he has the right to acquire upon the conversion of 4,000 shares of the Company's Series B 12% Cumulative Convertible Preferred Stock (the "Series B Preferred") owned of record by him,
(v) 10,000 shares owned of record by the MG Trust, of which he is the sole trustee, and (vi) 40,000 shares that he has the right to acquire within the next sixty (60) days under the Company's stock option plans; (b) 1,052,250 shares owned of record by Sylvia H. Golsen, over which she and her husband, J. Golsen share voting and dispositive power; (c) 246,616 shares over which Barry H. Golsen ("B. Golsen") has the sole voting and dispositive power, 533 shares owned of record by B. Golsen's wife, over which he shares the voting and dispositive power, and 112,000 shares that he has the right to acquire within the next sixty (60) days under the Company's stock option plans; (d) 206,987 shares over which Steven
J. Golsen ("S. Golsen") has the sole voting and dispositive power and 34,000 shares that he has the right to acquire within the next sixty (60) days under the Company's stock option plans; (e) 222,460 shares held in trust for the grandchildren of J. Golsen and Sylvia
H. Golsen of which B. Golsen, S. Golsen and Linda F. Rappaport ("L. Rappaport") jointly or individually are trustees; (f) 82,552 shares owned of record by L. Rappaport, over which L. Rappaport has the sole voting and dispositive power; (g) 1,042,699 shares owned of record by SBL Corporation ("SBL"), 39,177 shares that SBL has the right to acquire upon conversion of 9,050 shares of the Company's non-voting $3.25 Convertible Exchangeable Class C Preferred Stock, Series 2 (the "Series 2 Preferred"), and 400,000 shares that SBL has the right to acquire upon conversion of 12,000 shares of Series B Preferred owned of record by SBL, and (h) 60,600 shares owned of record by Golsen Petroleum Corporation ("GPC"), which is a wholly-owned subsidiary of SBL, and 133,333 shares that GPC has the right to acquire upon conversion of 4,000 shares of Series B Preferred owned of record by GPC. SBL is wholly-owned by Sylvia H.

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

     (5) Does not include 124,350 shares of Common Stock that L. Rappaport's husband owns of record and 34,000 shares which he has the right to acquire within the next sixty (60) days under the Company's stock option plans, all of which L. Rappaport disclaims beneficial ownership. Does not include 219,520 shares of Common Stock owned of record by certain trusts for the benefit of B. Golsen, S. Golsen, and L. Rappaport over which B. Golsen, S. Golsen and L. Rappaport have no voting or dispositive power. Heidi Brown Shear, an officer of the Company and the niece of J. Golsen, is the Trustee of each of these trusts.

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

     (7) Riverside Capital Advisors, Inc. ("Riverside") advised the Company that it owns 341,255 shares of Series 2 Preferred that is convertible into 1,467,397 shares of Common Stock. Riverside further advised the Company that it has voting and dispositive power over such shares as a result of Riverside having full discretionary investment authority over customers' accounts to which it provides investment services. The address of Riverside is 1650 Southeast 17th Street Causeway, Fort Lauderdale, Florida 33316.

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


     (9) Dimensional Fund Advisors, Inc. ("Dimensional"), a registered investment advisor, is deemed to have beneficial ownership of 717,100 shares of the Company's Common Stock, all of which shares are held in portfolios of DFA Investment Dimensions Group Inc., a registered open-end investment company, or in series of the DFA Investment Trust Company, a Delaware business trust, or the DFA Group Trust and DFA Participation Group Trust, investment vehicles for qualified employee benefit plans, all of which Dimensional Fund Advisors Inc. serves as investment manager. Dimensional disclaims beneficial ownership of all such shares. The address of Dimensional is 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401.

     (10) Wynnefield Partners Small Cap Value, L.P. ("Wynnefield"), together with Wynnefield Partners Small Cap Value, L.P. I ("Wynnefield I"), Channel Partnership II, L.P.("Channel"), Wynnefield Value Offshore Fund, Ltd. ("Wynnefield Offshore"), and Nelson Obus, an individual ("Obus") (collectively, the Wynnefield Group"), filed a joint group Schedule 13D. The Schedule 13D states that Wynnefield has sole voting and dispositive power over 458,720 shares; Wynnefiled I has sole voting and dispositive power over 308,180 shares; Channel has sole voting and dispositive power over 24,000 shares; Wynnefield Offshore has sole voting and dispositive power over 164,100 shares, and Obus has sole voting and dispositive power over 20,000 shares. However, Obus has advised the Company that he possesses voting control over the 975,000 shares officially owned by the Wynnefield Group. The address of Wynnefield and Obus is One Penn Plaza, Suite 4720, New York, New York 10119.

     Security Ownership of Management. The following table sets forth information obtained from the directors and nominees to be elected as a director of the Company and the directors, nominees and executive officers of the Company as a group as to their beneficial ownership of the Company's voting Common Stock and voting Preferred Stock as of March 31, 1999.

     Because of the requirements of the Securities and Exchange Commission as to the method of determining the amount of shares an individual or entity may own beneficially, the amount shown below for an individual may include shares also considered beneficially owned by others. Any shares of stock which a person does not own, but which he or she has the right to acquire within sixty (60) days of March 31, 1999, are deemed to be outstanding for the purpose of computing the percentage of outstanding stock of the class owned by such person but are not deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person.

                                             Amounts of
                                               Shares
   Name of               Title of           Beneficially       Percent of
Beneficial Owner          Class                Owned              Class
________________         ________           _____________      __________
Raymond B. Ackerman      Common                27,000 (2)          *

Robert C. Brown, M.D.    Common               233,329 (3)         2.0%

Gerald J. Gagner         Common                16,000 (4)          *

Barry H. Golsen          Common             2,188,918 (5)        17.6%
                         Voting Preferred      16,000 (5)        74.2%

Jack E. Golsen           Common             3,189,420 (6)        25.0%
                         Voting Preferred      20,000 (6)        92.7%

David R. Goss            Common               233,585 (7)         2.0%

Bernard G. Ille          Common               115,000 (8)         1.0%

Donald W. Munson         Common                16,432 (9)          *

Horace G. Rhodes         Common                20,000 (10)         *

Jerome D. Shaffer, M.D.  Common               154,363 (11)        1.3%

Tony M. Shelby           Common               237,879 (12)        2.0%

Directors and            Common             4,940,994 (13)        37.7%
Executive Officers       Voting Preferred      20,000             92.7%
as a group number
(13 persons)
_____________________________
*    Less than 1%.

     (1) The Company based the information, with respect to beneficial ownership, on information furnished by each director or officer, contained in filings made with the Securities and Exchange Commission, or contained in the Company's records.

     (2) Mr. Ackerman has sole voting and dispositive power over these shares. 2,000 of these shares are held in a trust for which Mr. Ackerman is both the settlor and the trustee and in which he has the vested interest in both the corpus and income. The remaining 25,000 shares of Common Stock included herein are shares that Mr. Ackerman may acquire pursuant to currently exercisable non-qualified stock options granted to him by the Company.

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

     (4) Mr. Gagner has sole voting and dispositive power over these shares, which include 15,000 shares that may be acquired by Mr. Gagner pursuant to currently exercisable non-qualified stock options granted to him by the Company.

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

     (7) The amount shown includes 45,000 shares that Mr. Goss has the right to acquire within sixty (60) days pursuant to options granted under the Company's stock option plans. Mr. Goss has the sole voting and dispositive power over these shares.

     (8) The amount includes (i) 25,000 shares that Mr. Ille may purchase pursuant to currently exercisable non-qualified stock options, over which Mr. Ille has the sole voting and dispositive power, and (ii) 75,000 shares owned of record by Mr. Ille's wife. Mr. Ille disclaims beneficial ownership of the 75,000 shares owned by Mr. Ille's wife.

     (9) This amount includes (i) 432 shares of Common Stock that Mr. Munson has the right to acquire upon conversion of 100 shares of non-voting Series 2 Preferred that he beneficially owns, and
(ii) 15,000 shares that Mr. Munson may purchase pursuant to currently exercisable non-qualified stock options, over which Mr. Munson has the sole voting and dispositive power.

     (10) Mr. Rhodes has sole voting and dispositive power over these shares, which include 15,000 shares that may be acquired by Mr. Rhodes pursuant to currently exercisable non-qualified stock options granted to him by the Company.

     (11) Dr. Shaffer has the sole voting and dispositive power over these shares, which include 25,000 shares that Dr. Shaffer may purchase pursuant to currently exercisable non-qualified stock options and 4,329 shares that Dr. Shaffer has the right to acquire upon conversion of 1,000 shares of Series 2 Preferred owned by Dr.

Shaffer.  This amount also includes 10,000 shares owned by Dr.
Shaffer's wife.

     (12) Mr. Shelby has the sole voting and dispositive power over these shares, which include 45,000 shares that Mr. Shelby has the right to acquire within sixty (60) days pursuant to options granted under the Company's ISOs and 15,151 shares that Mr. Shelby has the right to acquire upon conversion of 3,500 shares of Series 2 Preferred owned by Mr. Shelby.

     (13) The amount shown includes 564,200 shares of Common Stock that executive officers, directors, or entities controlled by executive officers and directors of the Company have the right to acquire within sixty (60) days.

Item 13.  Certain Relationships and Related Transactions.
_______   ______________________________________________
     A subsidiary of the Company, Hercules Energy Mfg. Corporation ("Hercules"), leases land and a building in Oklahoma City, Oklahoma from Mac Venture, Ltd. ("Mac Venture"), a limited partnership. GPC (a wholly owned subsidiary of SBL) serves as the general partner of Mac Venture. The limited partners of Mac Venture include GPC and the three children of Jack E. Golsen. See "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" above for a discussion of the stock ownership of SBL. The warehouse and shop space leased by Hercules from Mac Venture consists of a total of 30,000 square feet. Hercules leases the property from Mac Venture for $3,750 per month under a triple net lease extension which began as of January 1, 1999, and expires on December 31, 1999.

     Northwest Internal Medicine Associates ("Northwest"), a division of Plaza Medical Group., P.C., has an agreement with the Company to perform medical examinations of the management and supervisory personnel of the Company and its subsidiaries. Under such agreement, Northwest is paid $4,000 a month to perform all such examinations. Dr. Robert C. Brown (a director of the Company) is Vice President and Treasurer of Plaza Medical Group., P.C.

     In 1983, LSB Chemical Corp. ("LSB Chemical"), a subsidiary of the Company, acquired all of the outstanding stock of El Dorado Chemical Company ("EDC") from its then four stockholders ("Ex-Stockholders"). A substantial portion of the purchase price consisted of an earnout based primarily on the annual after-tax earnings of EDC for a ten-year period. During 1989, two of the Ex-Stockholders received LSB Chemical promissory notes for a portion of their earnout, in lieu of cash, totaling approximately $896,000, payable $496,000 in January 1990, and $400,000 in May, 1994. LSB Chemical agreed to a buyout of the balance of the earnout from the four Ex-Stockholders for an aggregate purchase amount of $1,231,000. LSB Chemical purchased for cash the earnout from two of the Ex-Stockholders and issued multi-year promissory notes totaling $676,000 to the other two Ex-Stockholders. Jack E. Golsen guaranteed LSB Chemical's payment obligation under the promissory notes. The unpaid balance of these notes at March 31, 1999, was $400,000.

     On October 17, 1997, Prime Financial Corporation ("Prime"), a subsidiary of the Company, borrowed from SBL, a corporation wholly owned by the spouse and children of Jack E. Golsen, Chairman of the Board and President of the Company, the principal amount of $3,000,000 (the "Prime Loan") on an unsecured basis and payable on demand, with interest payable monthly in arrears at a variable interest rate equal to the Wall Street Journal Prime Rate plus 2% per annum. The purpose of the loan was to assist the Company by providing additional liquidity. The Company has guaranteed the Prime Loan. SBL had initially proposed purchasing three (3) million shares of a new series of the Company's voting convertible preferred stock for $3,000,000. During the period that such proposal was being considered by a special committee of the Board of Directors of the Company, SBL entered into the Prime Loan to assist the Company's liquidity. The proposal to purchase a new series of preferred stock has been withdrawn by SBL, and SBL and the Company agreed that SBL would continue the Prime Loan on an unsecured basis, payable on demand and at an annual rate of interest of 10 3/4%. During 1998, $400,000 in principal and $278,000 in interest was paid on this Prime Loan, and as of April 15, 1999, the unpaid principal balance on the Prime Loan was $2,600,000. In April, 1999, at the request of Prime and the Company, SBL agreed to modify the demand note to make such a term note with a maturity date no earlier than April 16, 2000. This modification would involve a principal reduction of $300,000 and possibly the provision of security for the remaining balance.

     The Company is evaluating the possible spin-off of its Automotive Business. If the spin-off is to be accomplished, it must take the form of a dividend to the holders of the Company's Common Stock. In order to declare and pay a dividend upon shares of capital stock, the Delaware General Corporation Law ("Delaware Law") requires that such either be declared and paid (1) out of "surplus", as defined under the Delaware Law, or (2) in case there is no "surplus", out of net profits of the Company for the fiscal year in which the dividend is declared or the preceding fiscal year. The Company is presently reviewing with its investment banker as to whether it has sufficient "surplus" to accomplish the spin-off of the Automotive Business to its holders of its Common Stock after the capital contribution by the Company to the Automotive Business as discussed above. The Company does not believe that it will be able to pay such dividend out of net profits. If the Company's investment banker is unable to opine that the Company has sufficient "surplus" to accomplish the spin-off, under Delaware Law the Company could reduce its "capital" (as defined under Delaware Law) represented by issued shares of its capital stock without par value and transfer the amount of such reduction to "surplus", as long as the assets of the Company remaining after such reduction shall be sufficient to pay the Company's debts for which payment has not otherwise been provided. The terms of the Company's Series B 12% Cumulative Convertible

Preferred Stock ("Series B Preferred") provides, in part, that "In the event of any voluntary or involuntary liquidation, dissolution or winding up of LSB, or any reduction in its capital resulting in any distribution of assets to its stockholders, the holders of the Series B Preferred Stock shall be entitled to receive in cash out of assets of LSB, whether from capital or from earnings available for distribution to the stockholders, before any amount shall be paid to the holder of Common Stock of LSB the sum of One Hundred & No/100 Dollars ($100) (the par value of the Series B Preferred Stock) per share, plus an amount equal to all accumulated and unpaid cash dividends thereon to the date fixed for payment of such distributive amount". Counsel to the Company has advised the Company that a transfer from "capital" to "surplus" to distribute the stock of the Automotive Business to the holders of the Company's Common Stock would trigger a payment of $100 per outstanding share of Series B Preferred. There are currently outstanding 20,000 shares of Series B Preferred, all of which are owned by Jack E. Golsen or members of his immediate family and/or entities wholly owned by members of Mr. Golsen's immediate family. Mr. Golsen has advised the Company that if the Company is required to transfer from "capital" to "surplus" an amount necessary to complete the spin-off and such triggers the payment under the Series B Preferred, he would not require the Company to pay such in cash but would be willing to receive such amount in a form other than cash, with the form to be determined based on negotiations with independent members of the Company's Board of Directors. During 1998, a total of $240,000 in dividends were paid on the Series B Preferred.