Form 10-Q
period 1999-03-31
LSB INDUSTRIES INC
filed 1999-05-24
CIK 60714

FORM 10-Q

                          UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For Quarterly period ended    March 31, 1999

                                OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For The transition period from _____________ to _____________

          Commission file number     1-7677
                                _______________________________________

                        LSB INDUSTRIES, INC.
      ____________________________________________________
      Exact name of Registrant as specified in its charter


              DELAWARE                                73-1015226
     ______________________________                ___________________
     State or other jurisdiction of                I.R.S. Employer
     incorporation or organization                 Identification No.

     16 South Pennsylvania,   Oklahoma City, Oklahoma  73107
     __________________________________________________________________
     Address of principal executive offices    (Zip Code)

                          (405) 235-4546
       __________________________________________________
       Registrant's telephone number, including area code

                               None
       _____________________________________________________
       Former name, former address and former fiscal year, if
                      changed since last report.

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               YES   x        NO
                                  ______        ______

The number of shares outstanding of the Registrant's voting Common Stock, as of April 30, 1999 was 11,835,386 shares excluding
3,273,290 shares held as treasury stock.

                              PART I

                       FINANCIAL INFORMATION


Company or group of companies for which report is filed:  LSB
Industries, Inc. and all of its wholly owned subsidiaries.

The accompanying condensed consolidated balance sheet of LSB Industries, Inc. at March 31, 1999, the condensed consolidated statements of operations and cash flows for the three month periods ended March 31, 1999 and 1998 have been subjected to a review, in accordance with standards established by the American Institute of Certified Public Accountants, by Ernst & Young LLP, independent auditors, whose report with respect thereto appears elsewhere in this Form 10-Q. The financial statements mentioned above are unaudited and reflect all adjustments, consisting only of adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation of the interim periods. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet at December 31, 1998, was derived from audited financial statements as of that date. Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, for an expanded discussion of the Company's financial disclosures and accounting policies.

                               LSB INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   (Information at March 31, 1999 is unaudited)
                               (dollars in thousands)


                                                     March 31,   December 31,
ASSETS                                                 1999         1998
_________________________________________           ___________  __________
Current assets:

  Cash and cash equivalents                         $   1,240     $    1,555

  Trade accounts receivable, net                       57,113         52,730

  Inventories:
    Finished goods                                     33,322         34,236
    Work in process                                     8,163          7,178
    Raw materials                                      21,864         22,431
                                                   __________     __________
      Total inventory                                  63,349         63,845

  Supplies and prepaid items                            9,503          7,809
                                                   __________     __________
    Total current assets                              131,205        125,939

Property, plant and equipment, net                     99,102         99,228

Other assets, net                                      21,120         23,480

                                                   __________     __________
                                                   $  251,427     $  248,647
                                                   ==========     ==========


                  (Continued on following page)

                                  LSB INDUSTRIES, INC.
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                      (Information at March 31, 1999 is unaudited)
                                   (dollars in thousands)


                                                     March 31,   December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                   1999         1998
________________________________________            ___________  __________
Current liabilities:
  Drafts payable                                    $      499   $      758
  Accounts payable                                      20,534       24,043
  Accrued liabilities                                   19,490       19,006
  Current portion of long-term debt                     14,559       13,954
                                                    ___________  __________
     Total current liabilities                          55,082       57,761

Long-term debt (Note 6)                                165,759      155,688

Commitments and Contingencies (Note 5)

Redeemable, noncumulative convertible
  preferred stock, $100 par value; 1,463 shares
  issued and outstanding                                   139         139

Stockholders' equity (Notes 3 and 7):
  Series B 12% cumulative, convertible
    preferred stock, $100 par value;
    20,000 shares issued and outstanding                 2,000        2,000
  Series 2 $3.25 convertible, exchangeable
    Class C preferred stock, $50 stated
    value; 920,000 shares issued                        46,000       46,000
  Common stock, $.10 par value; 75,000,000
    shares authorized, 15,108,676 shares
    issued                                               1,511        1,511
  Capital in excess of par value                        38,329       38,329
  Accumulated other comprehensive loss                  (1,337)      (1,559)
  Accumulated deficit                                  (39,794)     (35,166)
                                                    ___________  __________
                                                        46,709       51,115
Less treasury stock, at cost:
  Series 2 Preferred, 5,000 shares                         200          200
  Common stock, 3,273,290 shares
  (3,202,690 in 1998)                                   16,062       15,856
                                                    ___________  __________
              Total stockholders' equity                30,447       35,059
                                                    ___________  __________
                                                    $  251,427   $  248,647
                                                    ===========  ==========

                     (See accompanying notes)

                               LSB INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     Three Months Ended March 31, 1999 and 1998
                 (Amounts in thousands, except per share amounts)

                                                      1999         1998
                                                   __________   __________
Businesses continuing at March 31,:
  Revenues:
    Net sales                                       $  70,189   $   73,290
    Other income                                            -          889
    Gain on sale of the Tower                                       12,993
                                                   __________   __________
                                                       70,189       87,172
  Costs and expenses:
    Cost of sales                                      54,075       57,539
    Selling, general and administrative                14,327       14,811
    Interest                                            4,367        4,701
    Other expenses                                        210           -
                                                   __________   __________
                                                       72,979       77,051
                                                   __________   __________

    Income (loss) before subsidiary to be
      disposed of during 1999                          (2,790)      10,121

Subsidiary to be disposed of during 1999 (Note 9):
  Revenues                                              2,868        4,779
  Operating costs, expenses and interest                3,838        5,342
                                                   __________   __________
                                                         (970)        (563)
Income (loss) before provision for
  income taxes                                         (3,760)       9,558
Provision for income taxes                                 50          280
Net income (loss)                                  $   (3,810)  $    9,278
                                                   ===========  ==========
Net income (loss) applicable to
  common stock (Note 2)                            $   (4,626)  $    8,462
                                                   ===========  ==========
Weighted average common shares
  outstanding (Note 2):
  Basic                                                11,881       12,746

  Diluted                                              11,881       17,539

Income (loss) per common share (Note 2):
  Basic                                           $     (.39)   $      .66
                                                  ===========   ==========
  Diluted                                         $     (.39)   $      .53
                                                  ===========   ==========

                     (See accompanying notes)

                            LSB INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                  Three Months Ended March 31, 1999 and 1998
                            (dollars in thousands)

                                                      1999         1998
                                                   ___________  ___________
Cash flows from operations:
  Net income (loss)                                $    (3,810)  $    9,278
  Adjustments to reconcile net income (loss)
    to cash flows used by operations:
      Depreciation, depletion and amortization:
        Property, plant and equipment                    2,819       3,119
        Other                                              318         262
      Provision for possible losses
        on receivables and other assets                    427         399
      Loss (gain) on sale of assets                         23     (12,993)
      Cash provided (used) by changes in assets
        and liabilities:
           Trade accounts receivable                   (4,633)     (5,968)
           Inventories                                    645       3,798
           Supplies and prepaid items                  (1,692)       (335)
           Accounts payable                            (3,564)       (563)
           Accrued liabilities                          2,522       1,644
                                                  ___________   _________
Net cash used by operations                            (6,945)     (1,359)

Cash flows from investing activities:
    Capital expenditures                               (2,328)     (2,290)
    Principal payments on loans receivable                135          23
    Proceeds from sales of equipment and
      real estate properties                                -          18
    Proceeds from sale of the Tower                         -      29,266
    Decrease (increase) in other assets                 1,827      (2,511)
                                                  ___________   _________
Net cash provided (used) by investing activities         (366)     24,506

Cash flows from financing activities:
    Payments on long-term and other debt               (2,522)   (14,649)
    Net change in revolving debt facilities            10,799     (5,558)
    Net change in drafts payable                         (259)      (405)
    Dividends paid on preferred stocks (Note 3)          (816)      (816)
    Purchases of treasury stock (Note 3)                 (206)      (819)
    Net proceeds from issuance of common stock              -         71
                                                   ___________  _________
Net cash provided (used) by financing activities         6,996   (22,176)
                                                   ___________  _________
Net increase (decrease) in cash and cash
    equivalents from all activities                      (315)       971

Cash and cash equivalents at beginning of period        1,555      4,934
                                                   __________  _________
Cash and cash equivalents at end of period         $    1,240  $   5,905
                                                   ==========  =========

                     (See accompanying notes)

                               LSB INDUSTRIES, INC.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                     Three Months Ended March 31, 1999 and 1998



Note 1:  Income Taxes    At December 31, 1998, the Company had regular-tax net
operating loss ("NOL") carryforwards for tax purposes of approximately $63.8 million (approximately $31.4 million alternative minimum tax NOLs). Certain amounts of regular-tax NOL expire beginning in 1999.

The Company's provision for income taxes for the three months ended March 31, 1999 of $50,000 is for current state income taxes and federal alternative minimum tax.

Note 2:  Earnings Per Share   Net income or loss applicable to common stock is
computed by adjusting net income or loss by the amount of preferred stock dividends. Basic income or loss per common share is based upon the weighted average number of common shares outstanding during each period after giving appropriate effect to preferred stock dividends. Diluted income or loss per share is based on the weighted average number of common shares and dilutive common equivalent shares outstanding and the assumed conversion of dilutive convertible securities outstanding, if any, after appropriate adjustment for interest, net of related income tax effects on convertible notes payable, as applicable. The Company has stock options, convertible preferred stock, and a convertible note payable, which are potentially dilutive. All of these potentially dilutive securities were antidilutive for the first quarter of 1999 and have thus, been excluded from the computation of diluted loss per share for that period.

                           LSB INDUSTRIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)
                  Three Months Ended March 31, 1999 and 1998

Note 2: Earnings Per Share (continued) The following table sets forth the computation of basic and diluted earnings per share:

         (dollars in thousands, except per share amounts)

                                                          March 31,
                                                    1999             1998
                                               ___________        _________
Numerator:
  Numerator for 1998 diluted earnings
    per share - net income (loss)              $   (3,810)        $    9,278
  Preferred stock dividends                          (816)              (816)
                                               __________         __________
  Numerator for 1999 and 1998 basic
    and 1999 diluted earnings per
    share - income (loss) available
    to common stockholders                     $   (4,626)        $    8,462
                                               ==========         ==========
Denominator:
  Denominator for basic earnings per
    share - weighted-average shares            11,880,625        12,746,178

  Effect of dilutive securities:
    Employee stock options                             -            126,290
    Convertible preferred stock                        -          4,662,726
    Convertible note payable                           -              4,000
                                               __________         __________

  Dilutive potential common shares                     -          4,793,016


  Denominator for diluted earnings
    per share - adjusted weighted-
    average shares and assumed
    conversions                               11,880,625        17,539,194
                                              ==========        ==========

Basic earnings (loss) per share                     (.39)       $      .66
                                              ==========        ==========

Diluted earnings (loss) per share                   (.39)       $      .53
                                              ==========        ==========

                                8

                          LSB INDUSTRIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)
               Three Months ended March 31, 1999 and 1998

Note 3: Stockholders' Equity The table below provides detail of activity in the stockholders' equity accounts for the three months ended March 31, 1999:

                             Common Stock   Non-        Capital    Accumulated
                           _______________  redeemable  in excess  Other Com-
                                     Par    Preferred   of par     prehensive
                           Shares   Value   Stock       Value      Loss
                           ______   ______  _________   _______    __________
                                             (in thousands)
Balance at December 31,
   1998                    15,109   $ 1,511  $ 48,000   $ 38,329   $(1,559)
Net loss
Foreign currency
  translation adjustment                                               222

Total comprehensive
  income (Note 8)
Dividends declared:
  Series B 12% preferred
    stock ($3.00 per share)
  Series 2 preferred
    stock ($.81 per share)
  Redeemable preferred
    stock ($10.00 per share)
Purchase of treasury stock
                           ______  _______   _______    _______    _______
                               (1)
Balance at March 31, 1999  15,109  $ 1,511   $ 48,000   $ 38,329   $(1,337)
                           ======  =======   ========   ========   =======

                                                      Treasury
                           Accumu        Treasury     Stock
                           lated         Stock-       Prefer-
                           deficit       Common       red          Total
                          ________      _________     ________    ________
                          $(35,166)     $(15,856)     $  (200)    $35,059
                            (3,810)                                (3,810)

                                                                      222
                                                                   _______
                                                                   (3,588)


                               (60)                                   (60)

                              (741)                                  (741)

                               (15)                                   (15)
                                           (206)                     (206)
                          _________    _________     _________    ________
                          $(38,794)    $(16,062)     $   (200)    $30,447
                          =========    =========     =========    ========

(1) Includes 3,273 shares of the Company's Common Stock held in treasury. Excluding the 3,273 shares held in treasury, the outstanding shares of the Company's Common Stock at March 31, 1999 were 11,836.

                             LSB INDUSTRIES, INC.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                     Three Months Ended March 31, 1999 and 1998

Note 4: Segment Information

                                      Three Months Ended March 31,
                                          1999            1998
                                         ______         _______
                                             (in thousands)
                                               (unaudited)
Net sales:
  Businesses continuing:
    Chemical                          $    30,745      $   28,679
    Climate Control                        26,699          29,936
    Automotive Products                    10,105          10,490
    Industrial Products                     2,640           4,185
  Subsidiary to be disposed of:
    Chemical                                2,868           4,746
                                      ___________      __________

                                      $    73,057      $   78,036
                                      ===========      ==========
  Operating profit (loss):
    Businesses continuing:
      Chemical                        $    1,446       $   1,557
      Climate Control                      2,707           2,812
      Automotive Products                      9            (407)
      Industrial Products                   (411)           (304)
    Subsidiary to be disposed of:
      Chemical                              (845)           (406)
                                      __________       _________
                                           2,906           3,252

  General corporate expenses and other    (2,174)         (1,829)
  Interest expense                        (4,492)         (4,858)
  Gain on sale of the Tower                    -          12,993
                                      __________      __________
  Income (loss) before provision
    for income taxes                  $   (3,760)     $    9,558
                                      ==========      ==========

Note 5: Commitments and Contingencies

Nitric Acid Project

In June 1997, two wholly owned subsidiaries of the Company, El Dorado Chemical Company ("EDC"), and El Dorado Nitrogen Company ("EDNC"), entered into a series of agreements with Bayer Corporation ("Bayer") (collectively, the "Bayer Agreement"). Under the Bayer Agreement, EDNC agreed to act as an agent to construct, and upon completion of construction, operate a nitric acid plant

                      LSB INDUSTRIES, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
              Three Months Ended March 31, 1999 and 1998

(the "EDNC Baytown Plant") at Bayer's Baytown, Texas chemical facility. EDC guaranteed the performance of EDNC's obligations under the Bayer Agreement. Under the terms of the Bayer Agreement, EDNC is to lease the EDNC Baytown plant pursuant to a leveraged lease from an unrelated third party with an initial lease term of ten years from the date on which the EDNC Baytown Plant becomes fully operational. Upon expiration of the initial ten-year term, the Bayer Agreement may be renewed for up to six renewal terms of five years each; however, prior to each renewal period, either party to the Bayer agreement may opt against renewal. It is anticipated that construction cost of the EDNC Baytown Plant will approximate $69 million and will be completed in the second quarter of 1999. Construction financing of the EDNC Baytown Plant is provided by an unaffiliated lender. Neither the Company nor EDC has guaranteed any of the repayment obligations for the EDNC Baytown Plant. In connection with the leveraged lease, the Company entered into an interest rate forward agreement to fix the effective rate of interest implicit in such lease. As of March 31, 1999, the fair value of such agreement represented a liability of $2.6 million for which the Company has issued a letter of credit totaling the same. See Note 7, "Changes in Accounting," for the expected accounting upon adoption of SFAS #133.

In January 1999, the contractor constructing the EDNC Baytown Plant under a turnkey agreement, informed the Company that it could not complete construction alleging a lack of financial resources. EDNC at that time demanded that the contractor's bonding company provide funds necessary for subcontractors to complete construction. A substantial portion of the costs to complete the EDNC Baytown Plant ($12.9 million), which were to be funded by the construction contractor, have been funded by proceeds from the bonding company; however, the cost to the Company through its leveraged lease is expected to be impacted by these events. As a result of the delay in completion of the EDNC Baytown Plant, the Company's subsidiaries, EDNC and EDC, have entered into an interim supply agreement with Bayer to provide product from the manufacturing facility in El Dorado, Arkansas.

In connection with the EDNC Baytown Plant, EDNC had entered into a long-term production and supply agreement with Bayer. This agreement provided for a commencement date of no later than February 1, 1999. As mentioned above, EDNC is providing product to Bayer under an interim supply agreement until the EDNC Baytown Plant becomes operational. In connection with these agreements, EDNC and Bayer are to determine the financial impact of the delay in completing the Baytown Plant as scheduled. Based on current

                        LSB INDUSTRIES, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)
               Three Months Ended March 31, 1999 and 1998


estimates, the loss associated with these agreements and contract provisions is not expected to be material.

Debt Guarantee

The Company previously guaranteed approximately $2.6 million of indebtedness of a start-up aviation company, Kestrel Aircraft Company ("Kestrel"), in exchange for a 44.9% ownership interest.
At December 31, 1998, the Company had accrued the full amount of its commitment under the debt guarantees and fully reserved its investments and advances to Kestrel. In the first quarter of 1999, upon demand of the Company's guarantee, the Company assumed an obligation for a $2.0 million term note, which is due in equal monthly principal payments of $11,111, plus interest, through August 2004 and funded its $600,000 obligation related to a subsidiary's partial guarantee of Kestrel's obligation under a revolving credit facility. In connection with the demand of the Company to perform under its guarantees, the Company and the other guarantors formed a new company ("KAC") which acquired the assets of the aviation company through foreclosure.

The Company and the other shareholders of KAC are attempting to sell the assets acquired in foreclosure. Proceeds received by the Company, if any, from the sale of KAC assets will be recognized in the results of operations when and if realized.

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

                          LSB INDUSTRIES, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)
               Three Months Ended March 31, 1999 and 1998


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

   No legal action has yet been filed. The amount of the Company's cost associated with the clean-up of the site is unknown due to continuing changes in the estimated total cost of clean-up of the site and the percentage of the total waste which was alleged to have been contributed to the site by the Company. As of March 31, 1999, the Company has accrued an amount based on a preliminary settlement proposal by the alleged potential responsible parties; however, there is no assurance such proposal will be accepted. Such amount is not material to the Company's financial position or results of operations. This estimate is subject to material change in the near term as additional information is obtained. The subsidiary's insurance carriers have been notified of this matter; however, the amount of possible coverage, if any, is not yet determinable.

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

                         LSB INDUSTRIES, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)
              Three Months Ended March 31, 1999 and 1998

   During May 1997, approximately 2,300 gallons of caustic material spilled when a valve in a storage vessel failed, which was released to a storm water drain, and according to ADPC&E records, resulted in a minor fish kill in a drainage ditch near the El Dorado Plant. In 1998, the ADPC&E issued a Consent Administrative Order ("1998 CAO") to resolve the event. The 1998 CAO includes a civil penalty in the amount of $183,700 which includes $125,000 to be paid over five years in the form of environmental improvements at the El Dorado Plant. The remaining $58,700 was paid in 1998. The 1998 CAO also requires the Chemical Business to undertake a facility-wide wastewater evaluation and pollutant source control program and wastewater facility-wide wastewater minimization program.
   The program requires that the subsidiary complete rainwater drain-off studies including engineering design plans for additional water treatment components to be submitted to the ADCP&E by August 2000. The construction of the additional water treatment components shall be completed by August 2001 and the El Dorado plant has been mandated to be in compliance with final effluent limits on or before February 2002. The wastewater program is currently expected to require future capital expenditures of approximately $5.0 million.

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

                        LSB INDUSTRIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)
             Three Months Ended March 31, 1999 and 1998


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

   During the third quarter of 1997, a subsidiary of the Company was served with a lawsuit in which approximately 27 plaintiffs have sued approximately 13 defendants, including a subsidiary of the Company alleging personal injury and property damage for undifferentiated compensatory and punitive damages of approximately $7,000,000. Specifically, the plaintiffs assert property damage to their residence and wells, annoyance and inconvenience, and nuisance as a result of daily blasting and round-the-clock mining activities. The plaintiffs are residents living near the Heartland Coal Company ("Heartland") strip mine in Lincoln County, West Virginia, and an unrelated mining operation operated by Pen Coal Inc. During 1999, the plaintiffs withdrew all personal injury claims previously asserted in this litigation. Heartland employed the subsidiary to provide blasting materials and personnel to load and shoot holes drilled by employees of Heartland. Down hole blasting services were provided by the subsidiary at Heartland's premises from approximately August 1991, until approximately August 1994. Subsequent to August 1994, the subsidiary supplied blasting materials to the reclamation contractor at Heartland's mine. In connection with the subsidiary's activities at Heartland, the subsidiary has entered into a contractual indemnity to Heartland to indemnify Heartland under certain conditions for acts or actions taken by the subsidiary for which the subsidiary failed to take, and Heartland is alleging that the subsidiary is liable thereunder for Heartland's defense costs and any losses to, or damages sustained by, the plaintiffs in this lawsuit as a result of the subsidiary's operations. Discovery in this litigation in process. The Company intends to vigorously defend itself in this matter. Based on the limited information available, the subsidiary's counsel believes that the subsidiaries' possible loss, if any, related to this litigation is not presently expected to have a material adverse effect on the Company.

The Company, including its subsidiaries, is a party to various other claims, legal actions, and complaints arising in the ordinary

                     LSB INDUSTRIES, INC.
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         (Unaudited)
           Three Months Ended March 31, 1999 and 1998

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

Note 6: Long-Term Debt

In November, 1997, the Company's wholly owned subsidiary, ClimaChem, Inc. ("ClimaChem"), completed the sale of $105 million principal amount of 10 3/4% Senior Notes due 2007, (the "Notes"). Interest on the Notes is payable semiannually in arrears on June 1 and December 1 of each year, and the principal is payable in the year 2007. The Notes are senior unsecured obligations of ClimaChem and rank pari passu in right of payment to all existing senior unsecured indebtedness of ClimaChem and its subsidiaries. The Notes are effectively subordinated to all existing and future senior secured indebtedness of ClimaChem.

ClimaChem owns substantially all of the companies comprising the Company's Chemical and Climate Control Businesses. ClimaChem is a holding company with no assets or operations other than its investments in its subsidiaries, and each of its subsidiaries is wholly owned, directly or indirectly, by ClimaChem. ClimaChem's payment obligations under the Notes are fully, unconditionally and joint and severally guaranteed by all of the existing subsidiaries of ClimaChem, except for El Dorado Nitrogen Company ("EDNC"). The assets, equity, and earnings of EDNC are currently inconsequential to ClimaChem. Separate financial statements and other disclosures concerning the guarantors are not presented herein because management has determined they are not material to investors. Summarized consolidated balance sheet information of ClimaChem and its subsidiaries as of March 31, 1999 and December 31, 1998 and the results of operations for the three month periods ended March 31, 1999 and 1998 are detailed below.

                          LSB INDUSTRIES, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)
                Three Months Ended March 31, 1999 and 1998


                                                March 31,     December 31,
                                                  1999            1998
                                                __________________________

Balance sheet data:

Current assets (1) (2)                          $    95,569    $   90,291

Property, plant and equipment, net                   84,338        82,389

Notes receivable from LSB and affiliates, net        13,443        13,443

Other assets, net                                    11,267        10,480
                                                ___________    __________
Total assets                                    $   205,617    $  196,603
                                                ===========    ==========

Current liabilities                             $    38,482    $   35,794

Long-term debt                                      134,626       127,471

Other                                                 9,680         9,580

Stockholders' equity                                 22,829        23,758
                                                ___________    __________

Total liabilities and stockholders' equity      $   205,617    $  196,603
                                                ===========    ==========

                                                   Three Months Ended
                                                         March 31,
                                                     1999         1998
                                                 _________________________
Operations data:

Total revenues                                   $   59,951    $   63,428

Costs and expenses:

    Cost of sales                                    47,171        50,411

    Selling, general and administrative              10,603         9,780

    Interest                                          3,278         3,313
                                                  _________    __________
                                                     61,052        63,504
                                                  _________    __________
Loss before provision (benefit) for
   income taxes                                      (1,101)          (76)

Provision (benefit) for income taxes                     50           (30)
                                                  _________    __________
Net loss                                          $  (1,151)   $      (46)
                                                  =========    ==========



                            LSB INDUSTRIES, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)
                Three Months Ended March 31, 1999 and 1998


(1) Notes receivable from LSB and affiliates is eliminated when consolidated with LSB.

(2) Current assets include income tax and other receivables due from LSB which aggregate $4.3 million and $5.0 million at March 31, 1999, and December 31, 1998.

Note 7: Change in Accounting In June, 1998, the Financial Accounting Standards Board issued Statement No. 133 ("SFAS #133"), Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company has not yet determined when this new Statement will be adopted. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what all of the effects of SFAS #133 will be on the earnings and financial position of the Company; however, the Company expects that the interest rate forward agreement discussed in Note 5, "Nitric Acid Project," will be accounted for as a cash flow hedge upon adoption of SFAS #133, with the effective portion of the hedge being classified in equity in accumulated other comprehensive income or loss. The amount included in accumulated other comprehensive income or loss will be amortized to income over the initial term of the leveraged lease.

Note 8: Comprehensive Income The Company presents comprehensive income in accordance with Financial Accounting Standard No. 130
"Reporting Comprehensive Income" ("SFAS 130"). The provisions of
SFAS 130 require the Company to classify items of other comprehensive income in the financial statements and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. Other comprehensive income for the three month periods ended March 31, 1999 and 1998 is detailed below.

                          LSB INDUSTRIES, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)
                Three Months Ended March 31, 1999 and 1998


                                            Three Months
                                           Ended March 31,
                                        _______________________
                                           1999          1998
                                        _______________________
                                             (in thousands)
Net income (loss)                       $ (3,810)     $   9,278

Foreign currency
   translation income                        222            10
                                        ________      _________
Total comprehensive income
   (loss)                               $ (3,588)     $  9,288
                                        ========      =========

Note 9: Subsequent Events. The Company finalized a term and revolving line of credit of a total of $18.55 million with an asset-based lender for its Automotive Products Business which was funded on May 10, 1999. This facility replaces the Automotive Products Business' previous loan agreement under the Company's Revolver and provides for a $2.55 million term loan and a $16.0 million revolving credit facility (an increase of borrowing ability calculated as of March 31, 1999 of $2.7 million compared to the Automotive Products Business' availability under the replaced facility) based on eligible amounts of accounts receivable and inventory. This facility provides for interest at a bank's prime rate plus one percent (1%) per annum, or at the Company's option, the lender's LIBOR rate plus two and three-quarters percent (2.75%) per annum. The effective interest rate at closing was 8.75%.
The term of this new facility is through May 7, 2001, and is renewable thereafter for successive twelve-month terms. As a result, the terms and conditions of this facility, outstanding borrowings under the revolving credit facility of $9.3 million at closing and $.6 million under the term loan will be classified as long-term debt due within one year (borrowings by the Automotive Products Business under the Company's revolving credit agreement were classified as long-term debt due after one year in the accompanying condensed consolidated balance sheets as of March 31, 1999 and December 31, 1998).
The Automotive Products Business was required to secure such loan with substantially all of its assets. The loan agreement contains various affirmative and negative covenants, including a requirement to maintain tangible net worth of not less than $6.4 million. The Company was required to provide such lender with a $1.0 million standby letter of credit to further secure such loan. In connection with this financing, the Company's Revolving Credit Facility, that is not available to the Automotive Products

                       LSB INDUSTRIES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
            Three Months Ended March 31, 1999 and 1998


Business, provides for the elimination of its financial covenants so long as the remaining borrowing group maintains a minimum aggregate availability under such facility of at least $15 million.

On May 7, 1999, the Company's wholly owned subsidiary, Total Energy Systems Limited and its subsidiaries ("TES") entered into an agreement (the "Asset Sale Agreement") to sell substantially all the assets of TES ("Defined Assets"). Under the Asset Sale Agreement, TES retains its liabilities and will liquidate such liabilities from the proceeds of the sale and from the collection of its accounts receivables which were retained by TES pursuant to the Asset Sale Agreement.

The gain or loss on the closing of the Asset Sale Agreement is subject to the fluctuation in the exchange rate between Australian dollars and U. S. dollars prior to the close. At the date of this report, the gain or loss associated with this transaction is expected to be comprised primarily of disposition costs of approximately $250,000, the recognition in earnings of the cumulative foreign currency loss at such time ($1,337,000 at March 31, 1999) and the amount, if any, related to the resolution of certain environmental matters.

The Asset Sale Agreement is subject to certain conditions precedent, including the purchaser receiving proper authorization from specifically identified government and industry regulatory agencies in Australia, and resolution of certain environmental matters.

The Company expects to finalize the Asset Sale Agreement in the second quarter of 1999, but there are no assurances that the Company will be successful in doing so.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS


   The following Management's Discussion and Analysis of
Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the Company's March 31, 1999 Condensed
Consolidated Financial Statements.

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

   The Company is continuing with its evaluation of the spin-off of Automotive to its shareholders as a dividend. As part of its evaluation, the Company has finalized a new credit facility for the Automotive Products Business ("Automotive"). See "Liquidity & Capital Resources" of this MD&A for a description of the credit facility. In addition, the spin-off of Automotive will require, among other things, commitment to a formal plan, receipt by the Company of an opinion of counsel confirming tax-free treatment, certain Securities and Exchange Commission filings, resolving certain issues relating to a certain series of the Company's outstanding preferred stock and LSB Board of Directors' approval. Subject to completion and resolution of the above conditions, management believes there is a strong likelihood that the spin-off will be completed during 1999. However, there are no assurances that the Company will spin-off Automotive.

   Certain statements contained in this Overview are forward-looking statements, and future results could differ materially from such statements.

   Information about the Company's operations in different industry segments for the three months ended March 31, 1999 and 1998 is detailed below.

                                      Three Months Ended March 31,
                                            1999         1998
                                       ___________    ____________
                                           (in thousands)
                                             (Unaudited)
Sales:
  Businesses continuing:
    Chemical                            $   30,745     $   28,679
    Climate Control                         26,699         29,936
    Automotive Products                     10,105         10,490
    Industrial Products                      2,640          4,185
  Subsidiary to be disposed of (1):
    Chemical                                 2,868          4,746
                                         _________     __________
                                         $  73,057     $   78,036
                                         =========     ==========
Gross profit (loss) (2):
  Businesses continuing:
    Chemical                             $   4,957     $    4,426
    Climate Control                          8,321          8,336
    Automotive Products                      2,096          2,139
    Industrial Products                        740            849
  Subsidiary to be disposed of (1):
    Chemical                                  (158)           166
                                         _________     __________
                                         $  15,956     $   15,916
                                         =========     ==========
Operating profit (loss) (3):
  Businesses continuing:
    Chemical                             $  1,446     $    1,557
    Climate Control                         2,707          2,812
    Automotive Products                         9           (407)
    Industrial Products                      (411)          (304)
  Subsidiary to be disposed of (1):
    Chemical                                 (845)          (406)
                                         _________     __________
                                            2,906          3,252
General corporate expenses                 (2,174)        (1,829)
  Interest expense                         (4,492)        (4,858)
  Gain on sale of the Tower                     -         12,993
                                         _________    __________

Income (loss) before provision
  for income taxes                      $ (3,760)     $    9,558
                                        ========      ==========

(1) On May 7, 1999, the Company's wholly owned Australian subsidiary, TES, entered into an agreement to sell substantially all of its assets, subject to certain conditions precedent. See Note 9 of Notes to Condensed Consolidated Financial Statements for further information. The operating results for TES have been presented separately in the above table.

(2) Gross profit by industry segment represents net sales less cost of sales.

(3) Operating profit (loss) by industry segment represents revenues less operating expenses before deducting general corporate expenses, interest expense and income taxes and, in 1998, before gain on sale of the Tower.

Chemical Business

Sales in the Chemical Business (excluding the subsidiary being disposed of) have increased from $28.7 million in the three months ended March 31, 1998 to $30.7 million in the three months ended March 31, 1999 (an increase of 7.0%) and the gross profit (excluding the Australian subsidiary being disposed of) has increased from $4.4 million in 1998 to $5.0 in 1999, the gross profit percentage (excluding the subsidiary being disposed of) has increased from 15.4% in 1998 to 16.1% in 1999.

   The cost of the Chemical Business' primary raw material, anhydrous ammonia, averaged approximately $22 per ton less in the first quarter of 1999, than in the first quarter of 1998. The Chemical Business purchases approximately 220,000 tons of anhydrous ammonia per year under three contracts expiring in April, 2000, June, 2000, and December, 2000, respectively. The Company's purchase price of anhydrous ammonia under these contracts can be higher or lower than the current market spot price of anhydrous ammonia. Pricing is subject to variations due to numerous factors contained in these contracts. Based on the price calculations contained in the contracts, the contract expiring in April, 2000 is presently priced above the current market spot price. The Chemical Business is required to purchase 120,000 tons of its requirements under a contract expiring in April, 2000, at least 24,000 tons of its requirements under a second contract expiring in June, 2000, and 60,000 tons of its requirements under a third contract expiring in December, 2000, with additional quantities of anhydrous ammonia available under each contract. Anhydrous ammonia is not being currently supplied under the contract expiring in December, 2000, due to that supplier's declaration of an event of force majeure as a result of a shut down of its plant due to mechanical problems. The Company has been able to obtain anhydrous ammonia from other sources on similar terms as provided in the contract expiring in December, 2000.

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

   In June, 1997, a subsidiary of the Company entered into an agreement with Bayer Corporation ("Bayer") whereby one of the Company's subsidiaries is acting as agent to construct a nitric acid plant located within Bayer's Baytown, Texas chemical plant complex. This plant will be operated by the Company's subsidiary and will supply nitric acid for Bayer's polyurethane business under a long-term supply contract. Management estimates that, after the initial startup phase of operations at the plant, at full production capacity based on terms of the Bayer Agreement and dependent upon the price of anhydrous ammonia, based on the price of anhydrous ammonia as of the date of this report, the plant should generate approximately $35 million to $50 million in annual gross revenues. Unlike the Chemical Business' regular sales volume, the market risk on this additional volume is much less since the contract provides for recovery of costs, as defined, plus a profit. It is anticipated that the construction of the nitric acid plant at Bayer's facility in Baytown, Texas, will cost approximately $69 million and construction will be completed in the second quarter of 1999. The Company's subsidiary is to lease the nitric acid plant pursuant to a leverage lease from an unrelated third party for an initial term of ten (10) years from the date that the plant becomes fully operational, and the construction financing of this plant is being provided by an unaffiliated lender.

   The results of operation of the Chemical Business' Australian subsidiary have been adversely affected due to the recent economic developments in certain countries in Asia. These economic developments in Asia have had a negative impact on the mining industry in Australia which the Company's Chemical Business services. As these adverse economic conditions in Asia have continued, such have had an adverse effect on the Company's consolidated results of operations. On May 7, 1999, the Company's wholly owned Australian subsidiary entered into an agreement to sell substantially all of its assets, subject to certain conditions precedent. Revenues of the Australian subsidiary for the three month periods ended March 31, 1999, and March 31, 1998, were $2.9 million and $4.8 million, respectively. For the year ended December 31, 1998, the Australian subsidiary had a net loss of US$2.9 million and revenues of US$14.2 million. See Note 9 of Notes to Condensed Consolidated Financial Statements and Item 5 "Other Information" of Part II of this report for further information concerning this transaction. There are no assurances that this sale will be successfully completed.

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

   Although sales in the Climate Control Business were 10.8% lower in the three months ended March 31, 1999, than in the three months ended March 31, 1998, the gross profit remained $8.3 million in both periods. The gross profit percentage of the Climate
Control Business has improved from 27.8% in the first quarter of 1998 to 31.2% in the first quarter of 1999.

Automotive and Industrial Products Businesses

   As indicated in the above table, during the three months ended March 31, 1999 and 1998, respectively, the Automotive and Industrial Products recorded combined sales of $12.7 million and $14.7 million, respectively, and reported operating losses (as defined above) of $.4 million and $.7 million, respectively. The net investment in assets of these Businesses has decreased during the last three years and the Company expects to realize further
reductions in future periods.  See "Overview   General" for a
discussion of the Company's intent to spin off the Automotive Products Business, subject to numerous conditions precedent. The Company continues to eliminate certain categories of machines from the Industrial Products product line by not replacing machines when sold.

RESULTS OF OPERATIONS

Three months ended March 31, 1999 vs. Three months ended March 31,
1998.

   Revenues
   ________
   Total revenues, excluding the gain on the sale of the Tower, for the three months ended March 31, 1999 and 1998 were $73.1 million and $79.0 million, respectively (a decrease of $5.9 million). Sales decreased $4.9 million and other income decreased $1.0 million. The decrease in other income was primarily due to nonrecurring operations of the Tower, sold in March 1998. The Company recognized a pre-tax gain on the sale of approximately $13.0 million in the first quarter of 1998.

   Net Sales
   _________
   Consolidated net sales included in total revenues for the three months ended March 31, 1999, were $73.1 million, compared to $78.0 million for the first three months of 1998, a decrease of $4.9 million. This decrease in sales resulted principally from:
(i) decreased sales in the Climate Control Business of $3.2 million due to decreased sales volume in this Business' Heat Pump and Fan Coil product lines, as well as production line changes and training time for new employees which slowed production temporarily, (ii) decreased sales in the Automotive Products Business of $.4 million which is reasonably consistent with the prior year quarter, and
(iii) decreased sales in the Industrial Products Business of $1.5 million due to decreased sales of machine tools, offset by (iv) increased sales in the Chemical Business of $4.2 million primarily due to sales of nitric acid products pursuant to the Bayer Agreement (see Note 5 of Notes to Condensed Consolidated Financial Statements), offset by reduced sales of the Australian subsidiary and reduced selling prices on the Company's nitrogen end product due to reduced raw material cost and general supply and demand.

   Gross Profit
   ____________
   Gross profit was 21.8% for the first three months of 1999, compared to 20.4% for the first three months of 1998. The increase in the gross profit percentage was due primarily to ( ) improved product mix and pricing, as well as reduced costs of component parts, in the Company's heat pump product line, (ii) lower production costs in the Chemical Business due to the effect of lower prices of anhydrous ammonia in 1999, and (iii) improved product mix of machine tools sold.

   Selling, General and Administrative Expense
   ___________________________________________
   Selling, general and administrative ("SG&A") expenses as a percent of net sales were 20.4% in the three-month period ended March 31, 1999, compared to 20.2% for the first three months of 1998. This increase is primarily the result of decreased sales volume in the Climate Control Business, the Industrial Products Business, and the Australian Subsidiary of the Chemical Business, without an equivalent corresponding decrease in SG&A.

   Interest Expense
   ________________
   Interest expense for the Company was $4.4 million in the first quarter of 1999, compared to $4.7 million for the first quarter of 1998. The decrease of $.3 million primarily resulted from decreased borrowings.

   Income (Loss) Before Taxes
   __________________________
   The Company had a loss before income taxes of $3.8 million in the first quarter of 1999 compared to income before income taxes of $9.6 million in the three months ended March 31, 1998. The decreased profitability of $13.4 million was primarily due to the gain on the sale of the Tower in 1998, and the reduction in other income as previously discussed.

   Provision for Income Taxes
   __________________________
   As a result of the Company's net operating loss carryforward for income tax purposes as discussed elsewhere herein and in Note 1 of Notes to Condensed Consolidated Financial Statements, the Company's provisions for income taxes for the three months ended March 31, 1999 and the three months ended March 31, 1998 are for current state income taxes and federal alternative minimum taxes.

Liquidity and Capital Resources
_______________________________
Cash Flow From Operations
_________________________
   Historically, the Company's primary cash needs have been for operating expenses, working capital and capital expenditures. The Company has financed its cash requirements primarily through internally generated cash flow, borrowings under its revolving credit facilities, and the issuance of senior unsecured notes by its wholly owned subsidiary, ClimaChem, Inc. in November 1997.

   Net cash used by operations for the quarter ended March 31, 1999 was $6.9 million, after $3.1 million for noncash depreciation and amortization, $.4 million in provisions for possible losses on accounts receivable, and including the following changes in assets and liabilities: (i) accounts receivable increases of $4.6 million;
(ii) inventory decreases of $.6 million; (iii) increases in supplies and prepaid items of $1.7 million; and (iv) decreases in accounts payable and accrued liabilities of $1.0 million. The increase in accounts receivable is primarily due to increased sales and increased days of sales outstanding in the Climate Control Business and seasonal sales of agricultural products in the Chemical Business, offset by decreased sales in the Industrial Products Business. The decrease in inventory was due primarily to a decrease at the Automotive Products Business due to liquidation of excessive inventories, offset by increases in the Climate Control Business in anticipation of higher sales volume in the heat pump product lines and increases in the Chemical Business due to reduced sales of the Australian subsidiary. Inventory in the Automotive and Industrial Products Businesses decreased from $26.3 million at December 31, 1998 to $24.7 million at March 31, 1999. The decrease in accounts payable and accrued liabilities resulted primarily from a decrease in trade accounts payable balances offset by an increase in accrued interest expense related to senior unsecured notes which is payable semi-annually.

Cash Flow From Investing And Financing Activities
_________________________________________________
   Cash used by investing activities for the quarter ended
March 31, 1999 included $2.3 million in capital expenditures offset by decreases in other assets of $1.8 million. The capital expenditures took place primarily in the Chemical and Climate

Control Businesses to enhance production and product delivery capabilities. The decrease in other assets was primarily due to the reduction of deposits made in connection with an interest rate hedge contract related to the leveraged lease of the nitric acid plant in Baytown, Texas.

   Net cash provided by financing activities included (i) payments on long-term debt of $2.5 million, (ii) net increases in revolving debt of $10.8 million, (iii) decreases in drafts payable of $.3 million, (iv) dividends of $.8 million, and (v) treasury stock purchases of $.2 million.

   During the first quarter of 1999, the Company declared and paid the following aggregate dividends: (i) $3.00 per share on each of the outstanding shares of its Series B 12% Cumulative Convertible Preferred Stock; (ii) $.81 per share on each outstanding share of its $3.25 Convertible Exchangeable Class C Preferred Stock, Series 2; and (iii) $10.00 per share on each outstanding share of its Convertible Noncumulative Preferred Stock.

Source of Funds
_______________
   The Company is a diversified holding Company and its liquidity is dependent, in large part, on the operations of its subsidiaries and credit agreements with lenders.

   As of March 31, 1999, the Company and certain of its subsidiaries, including ClimaChem and its subsidiaries were parties to a working capital line of credit evidenced by four separate loan agreements ("Revolving Credit Agreements") with an unrelated lender ("Lender") collateralized by receivables, inventory, and proprietary rights of the Company and the subsidiaries that are parties to the Revolving Credit Agreements and the stock of certain of the subsidiaries that are borrowers under the Revolving Credit Agreements. The Revolving Credit Agreements, as amended, provide for revolving credit facilities ("Revolver") for total direct borrowings up to $65.0 million, including the issuance of letters of credit. The Revolver provides for advances at varying percentages of eligible inventory and trade receivables. The Revolving Credit Agreements, as amended, provide for interest at the lender's prime rate plus .5% per annum or, at the Company's option, on the Lender's LIBOR rate plus 2.875% per annum. At
March 31, 1999, the effective interest rate was 8.3%. The term of the Revolving Credit Agreements is through December 31, 2000, and is renewable thereafter for successive thirteen month terms. At March 31, 1999, the availability for additional borrowings, based on eligible collateral, approximated $18.7 million. Borrowings under the Revolver outstanding at March 31, 1999, were $34.9 million. The Revolving Credit Agreements, as amended, require the Company to maintain certain financial ratios and contain other financial covenants, including tangible net worth requirements and capital expenditure limitations; however, with the refinancing of the Automotive Products Business loan agreement as discussed below, the Company's financial covenants are eliminated, so long as the remaining borrowing group maintains a minimum aggregate availability under the Revolving Credit Facility of $15.0 million. If the Company is unable to maintain aggregate availability of $15.0 million, the Company would be required to maintain certain financial ratios, including tangible net worth requirements. In April 1999, prior to finalization of the new Automotive financing, the Company obtained waivers of noncompliance and amendments to reset the financial covenants through maturity. The annual interest on the outstanding debt under the Revolver at March 31, 1999 at the rates then in effect would approximate $2.9 million. The Revolving Credit Agreements also require the payment of an annual facility fee of 0.5% of the unused revolver and restricts the flow of funds, except under certain conditions, to subsidiaries of the Company that are not parties to the Revolving Credit Agreements.

   Under the Revolving Credit Agreements discussed above, the Company and its subsidiaries, other than ClimaChem and its subsidiaries, have the right to borrow on a revolving basis up to $24 million, based on eligible collateral. At March 31, 1999, the Company and its subsidiaries, except ClimaChem and its subsidiaries, had borrowings under the Revolver approximately equal to then eligible collateral ($16.1 million).

   On May 7, 1999, the Company's Automotive Products Business entered into a Loan and Security Agreement (the "Automotive Loan Agreement") with an unrelated lender (the "Automotive Lender") secured by substantially all assets of the Automotive Products Business to refinance the Automotive Products Business' working capital requirements that were previously financed under the Revolver. In addition, the Company was required to provide the Automotive Lender a $1.0 million standby letter of credit to further secure the Automotive Loan Agreement. As of the funding date, the Automotive Products Business' availability for additional borrowing, based on eligible collateral, was $3.8 million. The Automotive Loan Agreement provides a Revolving Loan Facility (the "Automotive Revolver"), Letter of Credit Accommodations and a Term Loan (the "Automotive Term Loan").

   The Automotive Revolver provides for total direct borrowings up to $16.0 million, including the issuance of letters of credit. The Automotive Revolver provides for advances at varying percentages of eligible inventory and trade receivables. The Automotive Revolver provides for interest at the rate from time to time publicly announced by First Union National Bank as its prime rate plus one percent (1%) per annum or, at the Company's option, on the Automotive Lender's LIBOR rate plus two and three-quarters percent (2.75%) per annum. The Automotive Revolver also requires the payment of a monthly servicing fee of $3,000 and a monthly unused line fee equal to 0.5% of the unused credit facility. At May 10, 1999, the funding date, the effective interest rate was 8.75%. The term of the Automotive Revolver is through May 7, 2001, and is renewable thereafter for successive twelve-month terms.

   The Automotive Loan Agreement restricts the flow of funds, except under certain conditions, between the Automotive Products
Business and the Company and its subsidiaries.

   The Automotive Term Loan is in the amount of $2,550,000. The Automotive Term Loan is evidenced by a term promissory note (the "Term Promissory Note") and is secured by all the same collateral as the Automotive Revolver. The interest rate of the Automotive Term Loan is the same as the Automotive Revolver discussed above. The terms of the Term Promissory Note require sixty (60) consecutive monthly principal installments (or earlier as provided in the Term Promissory note) of which the first thirty-six (36) installments shall each be in the amount of $48,611, the next twenty-two (22) installments shall each be in the amount of $33,333.33, and the last installment shall be in the amount of the entire unpaid principal balance. Interest payments are also required monthly as calculated on the outstanding principal balance. On May 10, 1999, the Automotive Revolver funded approximately $9.3 million, and the Automotive Term Loan funded $2,550,000, the aggregate total of approximately $11.9 million was simultaneously transferred to the lender in payment of the Automotive Products Business' balance under the Revolver.

   In addition to the credit facilities discussed above, as of March 31, 1999, the Company's wholly owned subsidiary, DSN Corporation ("DSN"), is a party to several loan agreements with a financial company (the "Financing Company") for three projects. At March 31, 1999, DSN had outstanding borrowings of $10.3 million under these loans. The loans have repayment schedules of 84 consecutive monthly installments of principal and interest through maturity in 2002. The interest rate on each of the loans is fixed and range from 8.2% to 8.9%. Annual interest, for the three notes as a whole, at March 31, 1999, at the agreed to interest rates would approximate $.9 million. The loans are secured by the various DSN property and equipment. The loan agreements require the Company to maintain certain financial ratios, including tangible net worth requirements. In April 1999, DSN obtained a waiver of the covenants through June 2000.

   As previously discussed, the Company is a holding company and, accordingly, its ability to pay dividends on its outstanding Common Stock and Preferred Stocks is dependent in large part on its ability to obtain funds from its subsidiaries. The ability of the Company's wholly owned subsidiary, ClimaChem (which owns all of the stock of substantially all of the Company's subsidiaries comprising the Chemical Business and the Climate Control Business) and its subsidiaries to transfer funds to the Company is restricted by certain covenants contained in the Indenture to which they are parties. Under the terms of the Indenture, ClimaChem and its subsidiaries cannot transfer funds to the Company, except for (i) the amount of income taxes that they would be required to pay if they were not consolidated with the Company, (ii) an amount not to exceed fifty percent (50%) of ClimaChem's consolidated net income for the year in question, and (iii) the amount of direct and indirect costs and expenses incurred by the Company on behalf of ClimaChem and ClimaChem's subsidiaries pursuant to a certain services agreement and a certain management agreement to which the companies are parties. During 1998 and the first quarter of 1999, ClimaChem reported a consolidated net loss of approximately $2.6 million and $1.1 million, respectively. Accordingly, ClimaChem and its subsidiaries were unable to transfer funds to the Company in 1998 and the first quarter of 1999, except for reimbursement of costs and expenses incurred by the Company on their behalf or in connection with certain agreements.

   Due to ClimaChem's net loss for 1998 and the Company's (other than ClimaChem and its subsidiaries) limited borrowing ability under the Revolver, management is considering, but has not made its final decision, recommending to the Board of Directors that the Company discontinue payment of cash dividends on its Common Stock for periods subsequent to January 1, 1999, until the Board of Directors determines otherwise. In addition, as of the date of this report, management has not determined whether the Company will have adequate liquidity to declare and pay the quarterly dividends on its outstanding Preferred Stock subsequent to the first quarter dividends already declared and paid.

   Future cash requirements (other than cash dividends) include working capital requirements for anticipated sales increases in the Company's core Businesses and funding for future capital expenditures. Funding for the higher accounts receivable resulting from anticipated sales increases will be provided by cash flow generated by the Company and the revolving credit facilities discussed elsewhere in this report. Inventory requirements for the higher anticipated sales activity should be met by reductions in the inventories of the Industrial Products Business and in the inventories of the Automotive Products Business. In addition, the Company is also considering the sale of certain assets which it does not believe are critical to its Chemical and Climate Control Businesses. In 1999, the Company has planned capital expenditures of approximately $10 million, primarily in the Chemical and Climate Control Businesses, a certain amount of which it anticipates will be financed by equipment finance contracts on a term basis and in a manner allowed under its various loan agreements. Such capital expenditures include approximately $2.4 million ($443,000 in the three months ended March 31, 1999), which the Chemical Business anticipates spending related to environmental control facilities at its El Dorado Facility, as previously discussed in this report.

The Company currently has no material commitments for capital expenditures.

   During the latter part of March 1999, the Company's management began considering the realignment of certain of the Company's overhead to better match its focus on its core businesses. Consistent with this realignment, in April 1999, the Company's Board of Directors approved the sale of certain assets to ClimaChem in accordance with the terms of the Indenture to which ClimaChem and its subsidiaries are parties to and the loan agreement that the Company and subsidiaries of ClimaChem are borrowing under, which assets are materially related to the lines of businesses of the Chemical and Climate Control Businesses.

   Management believes that, based upon the above described plans and changes, the Company will have adequate cash flow from operations, its revolving lines of credit and other sources to meet its present anticipated working capital and debt service requirements.

   The spin-off being evaluated by the Company of the Automotive Products Business would be accomplished in the form of a dividend to the holders of the Company's Common Stock and the balance of the amount the Automotive Products Business owes the Company would be evidenced by a promissory note of approximately $6.0 million. In order to declare and pay a dividend upon shares of capital stock, the Delaware General Corporation Law ("Delaware Law") requires that such either be declared and paid (1) out of "surplus", as defined under the Delaware Law, or (2) in case there is no "surplus", out of net profits of the Company for the fiscal year in which the dividend is declared or the preceding fiscal year. The Company is presently reviewing with its investment banker as to whether it has sufficient "surplus" to accomplish the spin-off of the Automotive Products Business to its holders of its Common Stock after the capital contribution by the Company to the Automotive Products Business as discussed above. The Company does not believe that it will be able to pay such dividend out of net profits. If the Company's investment banker is unable to opine that the Company has sufficient "surplus" to accomplish the spin-off, under Delaware Law the Company could reduce its "capital" (as defined under Delaware
Law) represented by issued shares of its capital stock without par value and transfer the amount of such reduction to "surplus", as long as the assets of the Company remaining after such reduction shall be sufficient to pay the Company's debts for which payment has not otherwise been provided. The terms of the Company's Series B 12% Cumulative Convertible Preferred Stock ("Series B Preferred") provides, in part, that "In the event of any voluntary or involuntary liquidation, dissolution or winding up of LSB, or any reduction in its capital resulting in any distribution of assets to its stockholders, the holders of the Series B Preferred Stock shall be entitled to receive in cash out of assets of LSB, whether from capital or from earnings available for distribution to the stockholders, before any amount shall be paid to the holder of Common Stock of LSB the sum of One Hundred & No/100 Dollars ($100) (the par value of the Series B Preferred Stock) per share, plus an amount equal to all accumulated and unpaid cash dividends thereon to the date fixed for payment of such distributive amount".
Counsel to the Company has advised the Company that a transfer from "capital" to "surplus" to distribute the stock of the Automotive Products Business to the holders of the Company's Common Stock would trigger a payment of $100 per outstanding share of Series B Preferred. There are currently outstanding 20,000 shares of Series B Preferred, all of which are owned by Jack E. Golsen or members of his immediate family and/or entities wholly owned by members of Mr. Golsen's immediate family. Mr. Golsen has advised the Company that if the Company is required to transfer from "capital" to "surplus" an amount necessary to complete the spin-off and such triggers the payment under the Series B Preferred, he would not require the Company to pay such in cash but would be willing to receive such amount in a form other than cash, with the form to be determined based on negotiations with independent members of the Company's Board of Directors. The Series B Preferred was issued by the Company in 1987 in connection with a transaction approved by the Board of Directors and the stockholders of the Company. Accordingly, as of the date of this report, there are no assurances that the Company will ultimately commit to a formal plan to spin-off the Automotive Products Business.

   During 1998 and pursuant to the Company's previously announced repurchase plan, the Company purchased 909,300 shares of Common Stock, for an aggregate purchase price of $3,567,026. From
January 1, 1999, through March 31, 1999, the Company has purchased under its repurchase plan a total of 70,600 shares of Common Stock for an aggregate amount of $205,234. As of the date of this report, management and the Board of Directors are considering whether to continue with its repurchase plan to purchase shares of its Common Stock and if so, to what extent for the balance of 1999.

Foreign Subsidiary
__________________
   The Company's wholly owned Australian subsidiary, TES, has a revolving credit working capital facility (the "TES Revolving Facility") with Bank of New Zealand, Australia, in the amount of AUS$10.5 million (approximately US$6.5 million). The TES Revolving Facility allows for borrowings based on specific percentages of qualified eligible assets. Based on the effective exchange rate at March 31, 1999, approximately US$7.2 million (AUS$11.6 million approximately) was borrowed at March 31, 1999. The borrowings include approximately US$1.2 million of cash disbursements not presented to the bank for payment prior to March 31, 1999. There are no assurances that the bank would have cleared these checks if they were presented for payment; however, TES received adequate customer collection subsequent to March 31, 1999, to provide availability under their line of credit as such checks were presented for payment. Such debt is secured by substantially all the assets of TES, plus an unlimited guarantee and indemnity from LSB and certain subsidiaries of TES. The interest rate on this debt is dependent upon the borrowing option elected by TES and had a weighted average rate of 6.87% at March 31, 1999. TES is in technical noncompliance with a certain financial covenant contained in the loan agreement involving the TES Revolving Facility. However, this covenant was not met at the time of closing of this loan and the Bank of New Zealand, Australia has continued to extend credit under the Facility. The outstanding borrowing under the TES Revolving Facility at March 31, 1999 has been classified as due within one year in the accompanying consolidated financial statements. As previously noted in this report, the Company has entered into an agreement to sell certain assets of TES, effectively disposing of this portion of the Chemical Business. If this transaction is finalized, the TES Revolving Facility will be paid off with proceeds from the sale. This transaction is subject to conditions precedent and is expected to be finalized in the second quarter of 1999; however, there are no assurances that the Company will finalize this transaction. Under the terms of the Indenture to which ClimaChem is bound, the net cash proceeds from the sale of TES, if completed, are required (1) within 270 days from the date of the sale to be applied to the redemption of the notes issued under the Indenture or to the repurchase of such notes, or (2) within 240 days from the date of such sale, the amount of the net cash proceeds be invested in a related business of ClimaChem or the Australian subsidiary or used to reduce indebtedness of ClimaChem. As of the date of this report, the Company expects that net proceeds from the possible sale of TES will be reinvested in related businesses of ClimaChem or be used to retire the indebtedness of ClimaChem.

Joint Ventures and Options to Purchase
_______________________________________
   Prior to 1997, the Company, through a subsidiary, loaned $2.8 million to a French manufacturer of HVAC equipment whose product line is compatible with that of the Company's Climate Control Business in the USA. Under the loan agreement, the Company has the option to exchange its rights under the loan for 100% of the borrower's outstanding common stock. The Company obtained a security interest in the stock of the French manufacturer to secure its loan. During 1997 the Company advanced an additional $1 million to the French manufacturer bringing the total of the loan at December 31, 1997 to $3.8 million. Parties to the option have agreed to extend the exercise date of the option to June 15, 2005. As of the date of this report, the decision has not been made to exercise such option and the $3.8 million loan, less a $1.5 million valuation reserve, is carried on the books as a note receivable in other assets.

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

   During 1995, the Company executed a stock option agreement to acquire eighty percent (80%) of the stock of a specialty sales organization ("Optioned Company"), which owns the remaining fifty percent (50%) equity interest in the Project discussed above, to enhance the marketing of the Company's air conditioning products. The stock option has a four (4) year term, and a total option granting price of $1.0 million and annual $100,000 payments for yearly extensions of the stock option thereafter for up to three
(3) years. Through the date of this report the Company has made option payments aggregating $1.3 million ($1.0 million of which is refundable) and has loaned the Optioned Company approximately $1.4 million. The Company has recorded reserves of $1.5 million against the loans and option payments. The loans and option payments are secured by the stock and other collateral of the Optioned Company. The Company has determined to not exercise the Option and has allowed the term of the Option to lapse.

Debt Guarantee
______________
   At December 31, 1998, the Company and one of its subsidiaries had outstanding guarantees of approximately $2.6 million of indebtedness of a startup aviation company in exchange for an ownership interest in the aviation company of approximately 45%.

   During the first quarter of 1999, the Company was called upon to perform on both guarantees. The Company paid approximately $600,000 to the lender in satisfaction of the guarantee and assumed the obligation for the $2.0 million note, which is due in equal monthly principal payments, plus interest, through August, 2004.
In connection with the demand on the Company to perform under its guarantee, the Company and the other guarantors formed a new company ("KAC") which acquired the assets of the aviation company through foreclosure.

   The Company and the other shareholders of KAC are attempting to sell the assets acquired in foreclosure. Proceeds received by the Company, if any, from the sale of KAC assets will be recognized in the results of operations when and if realized.

Availability of Company's Loss Carry-overs
__________________________________________
   The Company anticipates that its cash flow in future years will benefit from its ability to use net operating loss ("NOL") carry-overs from prior periods to reduce the federal income tax payments which it would otherwise be required to make with respect to income generated in such future years. Such benefit, if any is dependent on the Company's ability to generate taxable income in future periods, for which there is no assurance. Such benefit if any, will be limited by the Company's reduced NOL for alternative minimum tax purposes which is approximately $31.4 million at March 31, 1999. As of December 31, 1998, the Company had available regular tax NOL carry-overs of approximately $63.8 million based on its federal income tax returns as filed with the Internal Revenue Service for taxable years through 1998. These NOL carry-overs will expire beginning in the year 1999. Due to its recent history of reporting net losses, the Company has established a valuation allowance on a portion of its NOLs and thus has not recognized the full benefit of its NOLs in the accompanying Condensed Consolidated Financial Statements.

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

   Starting in 1996 through March 31, 1999, the Company has capitalized approximately $1.0 million in costs to accomplish its enhancement program. The capitalized costs include $425,000 in external programming costs, with the remainder representing hardware and software purchases. The Company anticipates that the remaining cost to complete this IT systems enhancement project will be less than $100,000, and such costs will be capitalized.

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

Contingencies
_____________
    The Company has several contingencies that could impact its liquidity in the event that the Company is unsuccessful in defending against the claimants. Although management does not anticipate that these claims will result in substantial adverse impacts on its liquidity, it is not possible to determine the outcome. The preceding sentence is a forward-looking statement that involves a number of risks and uncertainties that could cause actual results to differ materially, such as, among other factors, the following: the EIL Insurance does not provide coverage to the Company and the Chemical Business for any material claims made by the claimants, the claimants alleged damages are not covered by the EIL Policy which a court may find the Company and/or the Chemical Business liable for, such as punitive damages or penalties, a court finds the Company and/or the Chemical Business liable for damages to such claimants for a material amount in excess of the limits of coverage of the EIL Insurance or a court finds the Chemical Business liable for a material amount of damages in the antitrust lawsuits pending against the Chemical Business in a manner not presently anticipated by the Company. See Note 5 of Notes to Condensed Consolidated Financial Statements.

Quantitative and Qualitative Disclosures about Market Risk

General

   The Company's results of operations and operating cash flows are impacted by changes in market interest rates and raw material prices for products used in its manufacturing processes. The Company also has a wholly owned subsidiary in Australia, for which the Company has foreign currency translation exposure. The derivative contracts used by the Company are entered into to hedge these risks and exposures and are not for trading purposes. All information is presented in U. S. dollars. See Note 9 of Notes to Consolidated Financial Statements for a discussion of the Australian subsidiary in 1999.

Interest Rate Risk

   The Company's interest rate risk exposure results from its debt portfolio which is impacted by short-term rates, primarily prime rate-based borrowings from commercial banks, and long-term rates, primarily fixed-rate notes, some of which prohibit prepayment or require substantial prepayment penalties.

   Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, for an expanded analysis of expected maturities of long-term debt and its weighted average interest rates and discussion related to raw material price risk.

   As of March 31, 1999, the Company's variable rate and fixed rate debt which aggregated $180.3 million exceeded the debt's fair market value by approximately $3.2 million. The fair value of the Company's Senior Notes was determined based on a market quotation for such securities.

   The Company is also a party to a series of agreements under which, upon completion of construction, it will lease a nitric acid plant. The minimum lease payments associated therewith until execution will be directly impacted by the change in interest rates. To mitigate a portion of the Company's exposure to adverse market changes related to this leveraged lease, in 1997 the Company entered into an interest rate forward agreement whereby the Company is the fixed rate payor on notional amounts aggregating $25 million, net to its 50% interest, with a weighted average interest rate of 7.12%. The Company accounts for this forward under the deferral method, so long as high correlation is maintained, whereby the net gain or loss upon settlement will adjust the item being hedged, the minimum lease rentals, in periods commencing with the lease execution. As of March 31, 1999, the fair value of this interest rate forward agreement represented a liability of approximately $2.6 million ($3.3 million at December 31, 1998) net to the Company's 50% interest.

Foreign Currency Risk
_____________________
   The Company has a wholly owned subsidiary located in Australia, for which the functional currency is the local currency, the Australian dollar. Since the Australian subsidiary accounts are converted into U.S. dollars upon consolidation using the end of the period exchange rate, declines in value of the Australian dollar to the U.S. dollar result in translation loss to the Company. Additionally, any cumulative foreign currency translation loss will impact operating results in the period the Company sells or disposes of substantially all of its investment in the subsidiary. As of March 31, 1999, the Company's net investment in this Australian subsidiary was $5.7 million ($5.8 million at December 31,1998) with the cumulative translation loss not recognized in results of operations aggregating approximately $1.3 million ($1.6 million at December 31, 1998).

                    SPECIAL NOTE REGARDING
                   FORWARD-LOOKING STATEMENTS

   Certain statements contained within this report may be deemed "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements in this report other than statements of historical fact are Forward-Looking Statements that are subject to known and unknown risks, uncertainties and other factors which could cause actual results and performance of the Company to differ materially from such statements. The words "believe", "expect", "anticipate", "intend", "will", and similar expressions identify Forward-Looking Statements. Forward-Looking Statements contained herein relate to, among other things, (i) ability to improve operations and become profitable on an annualized basis, (ii) establishing a position as a market leader, (iii) construction costs of the EDNC Baytown Plant will approximate $69 million and will be completed by the second quarter of 1999, (iv) delay in completing the Baytown Plant as scheduled will not result in material losses, (v) the sale of substantially all of the assets of the Company's Australian subsidiary, (vi) payment of dividends on Common Stock and Preferred Stock, (vii) availability of net operating loss carryovers, (viii) amount to be spent in 1999 relating to compliance with federal, state and local Environmental laws at the El Dorado Facility, (ix) Year 2000 issues, (x) improving liquidity and profits through liquidation of assets or realignment of assets, (xi) the Company's ability to develop or adopt new and existing technologies in the conduct of its operations, (xii) anticipated financial performance,
(xiii) ability to comply with the Company's general working capital and debt service requirements, (xiv) spin-off the Automotive Products Business, (xv) ability to be able to continue to borrow under the Company's revolving line of credit, and (xvi) ability of the EDNC Baytown Plant to generate $35 to $50 million in gross revenues once operational. While the Company believes the expectations reflected in such Forward-Looking Statements are reasonable, it can give no assurance such expectations will prove to have been correct. There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to, (i) decline in general economic conditions, both domestic and foreign, (ii) material reduction in revenues, (iii) material increase in interest rates;
(iv) inability to collect in a timely manner a material amount of receivables, (v) increased competitive pressures, (vi) inability to meet the "Year 2000" compliance of the computer system by the Company, its key suppliers, customers, creditors, and financial service organization, (vii) changes in federal, state and local laws and regulations, especially environmental regulations, or in interpretation of such, pending (viii) additional releases (particularly air emissions into the environment), (ix) potential increases in equipment, maintenance, operating or labor costs not presently anticipated by the Company, (x) inability to retain management or to develop new management, (xi) the requirement to use internally generated funds for purposes not presently anticipated, (xii) inability to become profitable, or if unable to become profitable, the inability to secure additional liquidity in the form of additional equity or debt, (xiii) the effect of additional production capacity of anhydrous ammonia in the western hemisphere, (xiv) the cost for the purchase of anhydrous ammonia increasing or the Company's inability to purchase anhydrous ammonia on favorable terms when a current supply contract terminates, (xv) changes in competition, (xvi) the loss of any significant customer,
(xvii) changes in operating strategy or development plans, (xviii) inability to fund the working capital and expansion of the Company's businesses, (xix) adverse results in any of the Company's pending litigation, (xx) inability to obtain necessary raw materials, (xxi) inability to satisfy the NYSE continued listing requirements, (xxii) inability to complete the spinoff due to inability to obtain (a) required tax ruling or opinion,
(b) necessary approvals by the Securities and Exchange Commission ("SEC") as to certain documents required to be filed with the SEC relating to the spin-off, (c) certain opinions from financial advisors, (d) unqualified audit report from the Company's auditors as to the Automotive Products Business, and (e) satisfactory resolution of a possible distribution to an outstanding series of preferred stock in connection with the spinoff; (xxiii) inability to recover the Company's investment in the aviation company, (xxiv) inability to finalize the sale of TES due to the Australian government's failure to approve the sale or the potential buyer's inability or refusal to complete the sale; (xxv) Bayer's inability or refusal to purchase all of the Company's production at the new Baytown nitric acid plant; (xvii) material increases in equipment, maintenance, operating or labor costs not presently anticipated by the Company; and (xxiii) other factors described "Management's Discussion and Analysis of Financial Condition and Results of Operation" contained in this report. Given these uncertainties, all parties are cautioned not to place undue reliance on such Forward-Looking Statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the Forward-Looking Statements contained herein to reflect future events or developments.

              Independent Accountants' Review Report



Board of Directors
LSB Industries, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of LSB Industries, Inc. and subsidiaries as of March 31, 1999, and the related condensed consolidated statements of operations and cash flows for the three month periods ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of LSB Industries, Inc. as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 19, 1999, except for paragraphs (A) and
(C) of Note 5 and Note 14, as to which the date is April 14, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                            /s/ Ernst & Young LLP

                            ERNST & YOUNG LLP


Oklahoma City, Oklahoma
May 14, 1998

                             PART II
                        OTHER INFORMATION


Item 1.   Legal Proceedings
______    _________________
     There are no additional material legal proceedings pending against the Company and/or its subsidiaries not previously reported by the Company in Item 3 of its Form 10-K for the fiscal period ended December 31, 1998, which Item 3 is incorporated by reference herein.


Item 2.   Changes in Securities
______    _____________________
     Not applicable.

Item 3.   Defaults upon Senior Securities
_______   _______________________________
     Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders
______    ___________________________________________________
     Not applicable.

Item 5.   Other Information
______   __________________
     (A) On May 7, 1999, the Company's wholly owned Australian subsidiary entered into an agreement (the "Asset Sale Agreement") to sell substantially all of its assets. The Asset Sale Agreement is subject to certain conditions precedent; however, the Company expects to finalize the Asset Sale Agreement in the second quarter of 1999.
          There are no assurances that the Company will finalize the Asset Sale Agreement. See Note 9 of Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations of this report for further information concerning the Asset Sale Agreement.

     (B) On May 7, 1999, the Company's Automotive Products Business entered into a Loan and Security Agreement (the "Automotive Loan Agreement") with an unrelated lender. The Automotive Loan Agreement consists of a Revolving Loan Facility (the "Automotive Revolver"), Letter of Credit Accommodations and a Term Loan (the "Automotive Term Loan"). The Automotive Revolver provides for total direct borrowings up to $16.0 million consisting of advances based on varying percentages of eligible inventory and trade receivables. The Automotive Term Loan is in the amount of $2,550,000 and requires repayment in monthly installments of principal and interest. The Automotive Products Business has secured the Automotive Loan Agreement with substantially all of its assets, and the Company has provided the lender with a $1.0 million standby letter of credit to secure the Automotive Loan Agreement. See Note 9 of Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations of this report for further discussion concerning the Automotive Loan Agreement.

Item 6.   Exhibits and Reports on Form 8-K

     (A) Exhibits. The Company has included the following exhibits in this report:

          4.1 Loan and Security Agreement, dated May 7, 1999, by and between Congress Financial Corporation and L&S Automotive Products Co., International Bearings, Inc., L&S Bearing Co., LSB Extrusion Co., Rotex Corporation, and Tribonetics Corporation.

          4.2 Termination and Mutual General Release Agreement, dated as of May 10, 1999, by and among L&S Bearing Co., L&S Automotive Products Co., LSB Extrusion Co., Rotex Corporation, Tribonetics Corporation, International Bearings, Inc., and Bank of America National Trust and Savings Association (successor-in-interest to BankAmerica Business Credit, Inc.).

          4.3 Letter Agreement, dated April 30, 1999, by and among Bank of America National Trust and Savings Association (successor-in-trust to BankAmerica Business Credit, Inc.), L&S Bearing Co., LSB Extrusion Co., Tribonetics Corporation, Rotex Corporation, L&S Automotive Products Co., International Bearings, Inc., and Congress Financial Corporation.

          10.1 Asset Purchase Agreement, dated May 7, 1999, between Quantum Explosives Pty. Limited and Total Energy Systems Limited, Total Energy Systems (International) Pty. Ltd. and Total Energy Systems
               (NZ) Limited. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT. THE OMITTED INFORMATION HAS BEEN FILED SEPARATELY WITH THE SECRETARY OF THE SECURITIES AND EXCHANGE COMMISSION FOR PURPOSES OF SUCH REQUEST.

          15.1 Letter Re: Unaudited Interim Financial Information.

          27.1 Financial Data Schedule

     (B) Reports of Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended March 31, 1999.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly authorized, to sign this report on its behalf on this 21st day of May 1999.


                            LSB INDUSTRIES, INC.



                            By: /s/ Tony M. Shelby
                               __________________________________
                                 Tony M. Shelby,
                                 Senior Vice President of Finance
                                (Principal Financial Officer)


                            By: /s/ Jim D. Jones
                               __________________________________
                                Jim D. Jones
                                Vice President, Controller and
                                Treasurer(Principal Accounting
                                Officer)

                            EXHIBIT INDEX
                            _____________

Exhibit                                                       Sequential
  No.                        Description                        Page No.
_______                      ____________                     ___________

 4.1        Loan and Security Agreement, dated May 7, 1993,        49
            by and between Congress Financial Corporation and L&S Automotive Products Co., International
            Bearings, Inc., L&S Bearing Co., LSB Extrusion
            Co., Rotex Corporation, and Tribonetics
            Corporation.

 4.2        Termination and Mutual General Release Agree-          111
            ment, dated as of May 10, 1993, by and among L&S Bearing Co., L&S Automotive Products Co.,
            LSB Extrusion Co., Rotex Corporation, Tribonetics
            Corporation, International Bearings, Inc., and
            Bank of America National Trust and Savings
            Association (successor-in-interest to BankAmerica
            Business Credit, Inc.).

 4.3        Letter Agreement, dated April 30, 1999, by and         116
            among Bank of America National Trust and Savings
            Association (successor-in-trust to BankAmerica
            Business Credit, Inc.), L&S Bearing Co., LSB
            Extrusion Co., Tribonetics Corporation, Rotex
            Corporation, L&S Automotive Products Co.,
            International Bearings, Inc., and Congress
            Financial Corporation.

10.1        Asset Purchase Agreement, dated May 7, 1999,           120
            between Quantum Explosives Pty. Limited and
            Total Energy Systems Limited, Total Energy
            Systems (Internation) Pty. Ltd. and Total
            Energy Systems (NZ) Limited.  CERTAIN INFOR-
            MATION WITHIN THIS EXHIBIT HAS BEEN OMITTED
            AS IT IS THE SUBJECT OF A REQUEST BY THE
            COMPANY FOR CONFIDENTIAL TREATMENT BY THE
            SECURITIES AND EXCHANGE COMMISSION UNDER THE
            FREEDOM OF INFORMATION ACT.  THE OMITTED
            INFORMATION HAS BEEN FILED SEPARATELY WITH
            THE SECRETARY OF THE SECURITIES AND EXCHANGE
            COMMISSION FOR PURPOSES OF SUCH REQUEST.

15.1        Letter Re: Unaudited Interim Financial Information.   193

27.1        Financial Data Schedule.                              194