Form 10-Q
period 1999-06-30
LSB INDUSTRIES INC
filed 1999-08-23
CIK 60714

FORM 10-Q

                          UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For Quarterly period ended    June 30, 1999
                               _____________________________
                                OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

     Commission file number     1-7677
                           _________________________________

                        LSB INDUSTRIES, INC.
      ____________________________________________________
      Exact name of Registrant as specified in its charter


              DELAWARE                       73-1015226
     ______________________________       _________________
     State or other jurisdiction of       I.R.S. Employer
     incorporation or organization        Identification No.

     16 South Pennsylvania,   Oklahoma City, Oklahoma  73107
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

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               YES   x        NO
                                  ______        _____

The number of shares outstanding of the Registrant's voting Common Stock, as of August 6, 1999 was 11,818,759 shares excluding
3,289,957 shares held as treasury stock.

                              PART I

                       FINANCIAL INFORMATION


Company or group of companies for which report is filed:  LSB
Industries, Inc. and all of its wholly owned subsidiaries.

The accompanying condensed consolidated balance sheet of LSB Industries, Inc. at June 30, 1999, the condensed consolidated statements of operations and cash flows for the six month and three month periods ended June 30, 1999 and 1998 have been subjected to a review, in accordance with standards established by the American Institute of Certified Public Accountants, by Ernst & Young LLP, independent auditors, whose report with respect thereto appears elsewhere in this Form 10-Q. The financial statements mentioned above are unaudited and reflect all adjustments, consisting only of adjustments of a normal recurring nature, except for the loss provision recognized in the second quarter on firm raw material purchase commitments and a lower of cost or market adjustment as discussed in Note 10 to the Condensed Consolidated Financial Statements, which are, in the opinion of management, necessary for a fair presentation of the interim periods. The results of operations for the six months ended June 30, 1999, are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet at December 31, 1998, was derived from audited financial statements as of that date. Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, for an expanded discussion of the Company's financial disclosures and accounting policies.

                             LSB INDUSTRIES, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                 (Information at June 30, 1999 is unaudited)
                              (dollars in thousands)

                                           June 30,      December 31,
ASSETS                                       1999            1998
______                                     ________      ____________
Current assets:

  Cash and cash equivalents                $  3,039      $    1,555

  Trade accounts receivable, net             58,143          52,730

  Inventories:
    Finished goods                           27,708          34,236
    Work in process                           7,930           7,178
    Raw materials                            21,469          22,431
                                          _________       _________
      Total inventory                        57,107          63,845

  Supplies and prepaid items                 10,626           7,809
  Long-lived assets to be disposed of
    net (Note 9)                              4,694               -
                                          _________       _________
    Total current assets                    133,609         125,939

Property, plant and equipment, net           94,573          99,228

Other assets, net                            22,523          23,480
                                          _________       _________
                                          $ 250,705       $ 248,647
                                          =========       =========


                  (continued on following page)

                           LSB INDUSTRIES, INC.
                  CONDENSED CONSOLIDATED BALANCE SHEETS
               (Information at June 30, 1999 is unaudited)
                         (dollars in thousands)


                                                June 30,      December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY              1999            1998
____________________________________          ____________     ____________
Current liabilities:
  Drafts payable                               $      296     $      758
  Accounts payable                                 25,307         24,043
  Accrued loss on firm purchase commitments
     (Note 10)                                      7,500             -
  Accrued liabilities                              16,881         19,006
  Current portion of long-term debt                26,020         13,954
                                               __________     __________
     Total current liabilities                     76,004         57,761

Long-term debt (Note 6)                           155,738        155,688

Commitments and Contingencies (Note 5)

Redeemable, noncumulative convertible
  preferred stock, $100 par value; 1,463
  shares issued and outstanding                       139            139

Stockholders' equity (Notes 3 and 7):
  Series B 12% cumulative, convertible
    preferred stock, $100 par value;
    20,000 shares issued and outstanding            2,000          2,000
  Series 2 $3.25 convertible, exchangeable
    Class C preferred stock, $50 stated
    value; 920,000 shares issued                   46,000         46,000
  Common stock, $.10 par value 75,000,000
    shares authorized, 15,108,676 shares
    issued                                          1,511          1,511
  Capital in excess of par value                   39,286         38,329
  Accumulated other comprehensive loss                 -          (1,559)
  Accumulated deficit                             (53,687)       (35,166)
                                               __________     __________
                                                   35,110         51,115
Less treasury stock, at cost:
  Series 2 Preferred, 5,000 shares                    200            200
  Common stock, 3,289,957 shares
    (3,202,690 in 1998)                            16,086         15,856
                                               __________     __________
        Total stockholders' equity                 18,824         35,059
                                               __________     __________
                                               $  250,705     $  248,647
                                               ==========     ==========


                     (see accompanying notes)





                              LSB INDUSTRIES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                    Six Months Ended June 30, 1999 and 1998
               (Amounts in thousands, except per share amounts)



                                                 1999             1998
                                              ___________      ___________
Businesses continuing at June 30,:
  Revenues:
    Net sales                                  $  149,578      $  157,261
    Other income (expenses)                          (147)          1,361
                                               __________      __________
                                                  149,431         158,622
  Costs and expenses:
    Cost of sales (Note 10)                       117,385         121,124
    Selling, general and administrative            28,859          29,698
    Provision for losses on firm purchase
      commitments (Note 10)                         7,500               -
    Interest                                        8,834           8,602
                                               __________      __________
                                                  162,578         159,424
                                               __________      __________
    Loss before businesses disposed
      of or to be disposed of                     (13,147)           (802)

Businesses disposed of or to be disposed of
  (Note 9):
  Revenues                                          6,374           8,172
  Operating costs, expenses and interest            8,105           9,404
                                               __________      __________
                                                   (1,731)         (1,232)
  Gain (loss) on disposal of business              (1,971)         12,993
                                               __________      __________
                                                   (3,702)         11,761
Income (loss) before provision for
  income taxes                                    (16,849)         10,959

Provision for income taxes                             50             260
                                               __________      __________
Net income (loss)                              $  (16,899)     $   10,699
                                               ==========      ==========

Net income (loss) applicable to
  common stock (Note 2)                        $  (18,521)     $    9,077
                                               ==========      ==========
Weighted average common shares
  outstanding (Note 2):
  Basic                                        11,856,472      12,661,182

  Diluted                                      11,856,472      17,456,828

Income (loss) per common share (Note 2):
  Basic                                        $    (1.56)     $      .72
                                               ==========      ==========
  Diluted                                      $    (1.56)     $      .61
                                               ==========      ==========

                       (See accompanying notes)

                         LSB INDUSTRIES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Unaudited)
             Three Months Ended June 30, 1999 and 1998
         (Amounts in thousands, except per share amounts.)


                                                1999           1998
                                            _____________   ____________
Businesses continuing at June 30:
  Revenues:
    Net sales                               $     79,389    $     83,972
    Other income                                      62             259
                                            ____________    ____________
                                                  79,451          84,231
  Costs and expenses:
    Cost of sales (Note 10)                       63,310          63,585
    Selling, general and administrative           14,531          14,697
    Interest                                       4,467           3,879
    Provision for losses on firm
      purchase commitments (Note 10)               7,500               -
                                            ____________     ____________
                                                  89,808           82,161
                                            ____________     ____________
    Income (loss) before business disposed
      or to be disposed of                       (10,357)          2,070

Business disposed of or to be disposed of during 1999 (Note 9):

  Revenues                                         3,506           3,415
  Operating costs, expenses and interest           4,267           4,084
                                            ____________      __________
                                                    (761)           (669)
  Loss on disposal of business                    (1,971)              -
                                            ____________      __________
                                                  (2,732)           (669)
                                            ____________      __________
Income (loss) before credit for
  income taxes                                   (13,089)          1,401
Credit for income taxes                             -                (20)
                                            ____________      __________
Net income (loss)                          $     (13,089)   $      1,421
                                            ============     ===========
Net income (loss) applicable to
  common stock (Note 2)                    $     (13,895)   $        618
                                            ============      ==========
Weighted average common shares
  outstanding (Note 2):
  Basic                                       11,835,020      12,576,185

  Diluted                                     11,835,020      12,711,735

Income (loss) per common share (Note 2):
  Basic                                     $      (1.17)   $        .05
                                            ============     ===========
  Diluted                                   $      (1.17)   $        .05
                                            ============     ===========

                       (see accompanying notes)


                         LSB INDUSTRIES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (unaudited)
               Six Months ended June 30, 1999 and 1998
                        (dollars in thousands)

                                                         1999         1998
                                                     __________    __________
Cash flows from operations:
  Net income (loss)                                  $  (16,899)   $  10,699
  Adjustments to reconcile net income (loss)
    to cash flows provided(used) by operations:
      Depreciation, depletion and amortization:
        Property, plant and equipment                     5,717        6,021
        Other                                               636          677
      Provision for possible losses
        on receivables and other assets                     712        1,071
      Inventory write-down and provision for
        losses on firm purchase commitments               9,100            -
      Loss on sale of assets                                 23            -
      Loss (gain) on businesses disposed of
        or to be disposed of                              1,971      (12,993)
      Cash provided (used) by changes in assets
       and liabilities:
         Trade accounts receivable                       (5,669)      (4,359)
         Inventories                                      5,429        3,786
         Supplies and prepaid items                      (2,807)      (1,580)
         Accounts payable                                 1,044       (2,598)
         Accrued liabilities                                (87)         544
                                                     __________   __________
Net cash provided (used) by operations                     (830)       1,268

Cash flows from investing activities:
  Capital expenditures                                   (4,195)      (3,837)
  Principal payments on loans receivable                    480           40
  Proceeds from sales of equipment and
    real estate properties                                    3           63
  Proceeds from sale of the Tower                             -       29,266
  Increase in other assets                                 (157)      (1,269)
                                                     __________   __________
Net cash provided (used) by investing activities         (3,869)      24,263
Cash flows from financing activities:
   Payments on long-term and other debt                  (4,341)     (18,581)
   Borrowings on term notes                               2,555           -
   Net change in revolving debt facilities               10,284      (3,290)
   Net change in drafts payable                            (463)        226
   Dividends paid (Note 3):
     Preferred Stocks                                    (1,622)     (1,622)
     Common Stocks                                            -        (125)
   Purchases of treasury stock (Note 3)                    (230)     (1,642)
   Net proceeds from issuance of common stock                 -          71
                                                    ___________   _________
Net cash provided (used) by financing activities          6,183     (24,963)
                                                    ___________   _________
Net increase in cash and cash equivalents
   from all activities                                    1,484         568

Cash and cash equivalents at beginning of period          1,555       4,934
                                                    ___________   _________
Cash and cash equivalents at end of period          $     3,039   $   5,502
                                                    ===========   =========

                        (see accompanying notes)

                            LSB INDUSTRIES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)
                   Six Months Ended June 30, 1999 and 1998



Note 1:  Income Taxes    At December 31, 1998, the Company had regular-
tax net operating loss ("NOL") carryforwards for tax purposes of approximately $63.8 million (approximately $31.4 million alternative minimum tax NOLs). Certain amounts of regular-tax NOL expire beginning in 1999.

The Company's provision for income taxes for the six months ended June 30, 1999 of $50,000 is for current state income taxes and federal alternative minimum tax.

Note 2:  Earnings Per Share   Net income or loss applicable to common
stock is computed by adjusting net income or loss by the amount of preferred stock dividends. Basic income or loss per common share is based upon the weighted average number of common shares outstanding during each period after giving appropriate effect to preferred stock dividends. Diluted income or loss per share is based on the weighted average number of common shares and dilutive common equivalent shares outstanding and the assumed conversion of dilutive convertible securities outstanding, if any, after appropriate adjustment for interest, net of related income tax effects on convertible notes payable, as applicable. The Company has stock options, convertible preferred stock, and a convertible note payable, which are potentially dilutive. All of these potentially dilutive securities were antidilutive for the first six months of 1999 and have thus, been excluded from the computation of diluted loss per share for the six month and three month periods then ended.

                         LSB INDUSTRIES, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)
                Six Months Ended June 30, 1999 and 1998


Note 2: Earnings Per Share (continued) The following table sets forth the computation of basic and diluted earnings per share:

               (dollars in thousands, except per share amounts)


                                      Six Months             Three Months
                                  1999         1998         1999        1998
                               __________   __________   __________ __________
Numerator:
  Numerator for 1998 diluted
    earnings per share - net
    income (loss)              $ (16,899)   $   10,699    $(13,089)  $   1,421
  Preferred stock dividends       (1,622)       (1,622)       (806)
(803)
                               __________   __________    _________  _________
  Numerator for 1999 and 1998
    basic and 1999 diluted
    earnings per share - income
    (loss) available to common
    stockholders                (18,521)        9,077      (13,895)        618

Preferred stock dividends on
  preferred stock assumed to
  be converted                        -         1,622            -           -
                              __________   __________   __________  __________
Numerator for 1998 diluted
  earnings per share          $ (18,521)   $   10,699   $  (13,895)  $     618
                              ==========   ==========   ==========  ==========
Denominator:
  Denominator for basic
    earnings per share -
    weighted-average
    shares                   11,856,472    12,661,182   11,835,020  12,576,185
  Effect of dilutive
    securities:
    Employee stock options            -       128,290            -     131,550
    Convertible preferred
      stock                           -     4,662,726            -           -
    Convertible note payable          -         4,000            -       4,000
                             __________   ___________   __________  __________
  Dilutive potential common
    shares                            -     4,795,646                  135,550
                             __________   ___________   __________  __________
  Denominator for diluted
    earnings per share -
    adjusted weighted-
    average shares and
    assumed conversions      11,856,472    17,456,828   11,835,020  12,711,735
                            ===========   ===========   ==========  ==========
Basic earnings (loss)
   per share                $     (1.56)  $       .72  $     (1.17) $      .05
                            ===========   ===========  ===========  ==========
Diluted earnings (loss)
   per share                $     (1.56)  $       .61  $     (1.17)  $     .05
                            ===========   ===========   ===========  =========

                         LSB INDUSTRIES, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)
                 Six Months ended June 30, 1999 and 1998

Note 3: Stockholders' Equity. The table below provides detail of activity in the stockholders' equity accounts for the six months ended June 30, 1999:

                         Common Stock      Non-         Capital    Accumulated
                        _______________    redeemable   in excess  Other Com-
                                  Par      Preferred    of par     prehensive
                        Shares    Value    Stock        Value      Loss
                        _______   ______   _________    ________   __________
                                                  (In thousands)
Balance at December 31,
 1998                    15,109  $ 1,511    $ 48,000    $ 38,329    $(1,559)
Net loss
Foreign currency trans-
  lation adjustment                                                   1,559

Total comprehensive income (Note 8)
Expiration of employee
   stock option and
   related accrued
   compensation                                             957
Dividends declared:
  Series B 12% pre-
    ferred stock ($6.00
    per share)
  Series 2 preferred
    stock ($1.625 per
    share)
  Redeemable preferred
    stock ($10.00 per
    share)
Purchase of treasury
   stock
                       ______   _______   _________     ________   _________
                           (1)
Balance at June 30,
   1999                15,109   $ 1,511   $ 48,000      $ 39,286   $    -0-
                      =======   =======   ========      ========   ========

                                                   Treasury
                        Accumu       Treasury      Stock
                        lated        Stock         Prefer-
                        Deficit      Common        red          Total
                        _________    ________      ________    _______

                        $(35,166)    $(15,856)     $  (200)    $35,059
                         (16,899)                              (16,899)

                                                                 1,559
                                                               ________
                                                               (15,340)


                                                                   957



                            (120)                                 (120)


                          (1,487)                               (1,487)


                             (15)                                  (15)

                                         (230)                     (230)
                        ________      ________      _________    _______
                        $(53,687)     $(16,086)     $    (200)   $18,824
                        ========       =======      =========    =======

(1) Includes 3,290 shares of the Company's Common Stock held in treasury. Excluding the 3,290 shares held in treasury, the outstanding shares of the Company's Common Stock at June 30, 1999 were 11,819.

Note 4: Segment Information
___________________________
                                   Six Months Ended    Three Months Ended
                                       June 30,              June 30,
                                ____________________   ____________________
                                   1999        1998      1999        1998
                                   ____        ____      ____        ____
                                               (in thousands)
                                                 (unaudited)
Net sales:
  Businesses continuing:
    Chemical                   $  69,690  $   69,315   $   38,945  $   40,637
    Climate Control               56,025      59,257       29,326      29,321
    Automotive Products           18,993      21,198        8,888      10,708
    Industrial Products            4,870       7,491        2,230       3,306
  Business to be disposed of -
    Chemical                       6,374       8,208        3,506       3,461
                               _________   _________   __________  __________
                               $ 155,952  $  165,469   $   82,895  $   87,433
                               =========   =========   ==========   =========
Operating profit (loss):
  Businesses continuing:
    Chemical:
   Recurring operations        $  4,125   $    6,606   $   2,678   $    5,027
   Inventory write-down and
     losses on purchase
     commitments                 (9,100)           -      (9,100)           -
                               ________    _________    _________    _________
                                 (4,975)       6,606      (6,422)       5,027

    Climate Control               5,715        6,312       3,008        3,500
    Automotive Products            (299)          71        (308)         478
    Industrial Products            (913)        (518)       (501)        (214)
  Business to be disposed of -
      Chemical                   (1,488)        (995)       (643)        (567)
                              _________    _________     _______      _______
                                 (1,960)      11,476      (4,866)       8,224

  General corporate expenses
     and other                   (3,841)      (4,671)     (1,667)      (2,842)
  Interest expense:
    Business to be disposed of     (243)        (237)       (118)        (102)
    Recurring operations         (8,834)      (8,602)     (4,467)      (3,879)
                              _________    _________    ________     ________
                                 (9,077)      (8,839)     (4,585)      (3,981)
  Gain (loss) on business
    disposed of or to be
    disposed of                  (1,971)      12,993      (1,971)           -
                              _________    _________    ________     ________
  Income (loss) before pro-
    vision for income taxes   $ (16,849)  $   10,959  $  (13,089)   $   1,401
                              ==========   =========   =========     ========

                            LSB INDUSTRIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)
                   Six Months Ended June 30, 1999 and 1998

Note 5: Commitments and Contingencies

Nitric Acid Project
___________________
In June 1997, two wholly owned subsidiaries of the Company, El
Dorado Chemical Company ("EDC"), and El Dorado Nitrogen Company
("EDNC"), entered into a series of agreements with Bayer
Corporation ("Bayer") (collectively, the "Bayer Agreement"). Under the Bayer Agreement, EDNC agreed to act as an agent to construct, and upon completion of construction, operate a nitric acid plant
(the "EDNC Baytown Plant") at Bayer's Baytown, Texas chemical facility. The construction of the EDNC Baytown Plant was completed in May 1999, and EDNC began producing and delivering nitric acid to Bayer at that date. Sales by EDNC to Bayer out of the EDNC Baytown
Plant production during the quarter ended June 30, 1999, were approximately $4 million. EDC guaranteed the performance of EDNC's obligations under the Bayer Agreement. Under the terms of the Bayer Agreement, EDNC is leasing the EDNC Baytown plant pursuant to a leveraged lease from an unrelated third party with an initial lease term of ten years. Upon expiration of the initial ten-year term, the Bayer Agreement may be renewed for up to six renewal terms of five years each; however, prior to each renewal period, either party to the Bayer agreement may opt against renewal. Financing of the EDNC Baytown Plant was provided by an unaffiliated lender. Neither the Company nor EDC has guaranteed any of the repayment obligations for the EDNC Baytown Plant. In connection with the leveraged lease, the Company entered into an interest rate forward agreement to fix the effective rate of interest implicit in such lease. As of June 30, 1999, the Company has deferred approximately $2.9 million associated with such agreement which will be amortized over the initial term of the lease.
See Note 7, "Changes in Accounting," for the expected accounting upon adoption of SFAS #133.

In January 1999, the contractor constructing the EDNC Baytown Plant under a turnkey agreement, informed the Company that it could not complete construction alleging a lack of financial resources. EDNC at that time demanded that the contractor's bonding company provide funds necessary for subcontractors to complete construction. A substantial portion of the costs to complete the EDNC Baytown Plant ($12.9 million), which were to be funded by the construction contractor, have been funded by proceeds from the bonding company; however, the nonperformance by the contractor constructing the EDNC Baytown Plant increased the cost of the plant which is reflected in higher rentals under the Company's leveraged lease.

Debt Guarantee
______________
The Company previously guaranteed up to approximately $2.6 million of indebtedness of a start-up aviation company, Kestrel Aircraft Company ("Kestrel"), in exchange for a 44.9% ownership interest. At December 31, 1998, the Company had accrued the full amount of its commitment under the debt guarantees and fully reserved its investments and advances to Kestrel. In the first quarter of 1999, upon demand of the Company's guarantee, the Company assumed the obligation for a $2.0 million term note, due in equal monthly principal payments of $11,111, plus interest, through August 2004

                           LSB INDUSTRIES, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)
                   Six Months Ended June 30, 1999 and 1998


and funded approximately $500,000 resulting from a subsidiary's partial guarantee of Kestrel's obligation under a revolving credit facility. In connection with the demand of the Company to perform under its guarantees, the Company and the other guarantors formed a new company ("KAC") which acquired the assets of the aviation company through foreclosure.

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

   No legal action has yet been filed. The amount of the Company's cost associated with the clean-up of the site is unknown due to continuing changes in the estimated total cost of clean-up of the site and the percentage of the total waste which was alleged to have been contributed to the site by the Company. As of June 30, 1999, the Company has accrued an amount based on a preliminary settlement proposal by the alleged potential responsible parties; however, there is no assurance such proposal will be accepted. Such amount is not material to the Company's financial position or results of operations. This estimate is subject to material change in the near term as additional information is obtained. The subsidiary's insurance carriers have been notified of this matter; however, the amount of possible coverage, if any, is not yet determinable.

                         LSB INDUSTRIES, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)
                 Six Months Ended June 30, 1999 and 1998


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

                            LSB INDUSTRIES, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)
                 Six Months Ended June 30, 1999 and 1998

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

   During the third quarter of 1997, a subsidiary of the Company was served with a lawsuit in which approximately 27 plaintiffs have sued approximately 13 defendants, including a subsidiary of the Company alleging personal injury and property damage for undifferentiated compensatory and punitive damages of approximately $7,000,000. Specifically, the plaintiffs assert property damage to their residence and wells, annoyance and inconvenience, and nuisance as a result of daily blasting and round-the-clock mining activities. The plaintiffs are residents living near the Heartland Coal Company ("Heartland") strip mine in Lincoln County, West Virginia, and an unrelated mining operation operated by Pen Coal Inc. During 1999, the plaintiffs withdrew all personal injury claims previously asserted in this litigation. Heartland employed the subsidiary to provide blasting materials and personnel to load and shoot holes drilled by employees of Heartland. Down hole blasting services were provided by the subsidiary at Heartland's premises from approximately August 1991, until approximately August 1994. Subsequent to August 1994, the subsidiary supplied blasting materials to the reclamation contractor at Heartland's mine. In connection with the subsidiary's activities at Heartland, the subsidiary has entered into a contractual indemnity to Heartland to indemnify Heartland under certain conditions for acts or actions taken by the subsidiary for which the subsidiary failed to take, and Heartland is alleging that the subsidiary is liable thereunder for Heartland's defense costs and any losses to, or damages sustained by, the plaintiffs in this lawsuit as a result of the subsidiary's operations. Subject to final documentation, this litigation has been settled with the subsidiary's payment of approximately $81,000, which was accrued at June 30, 1999.

The Company, including its subsidiaries, is a party to various other claims, legal actions, and complaints arising in the ordinary course of business. In

                             LSB INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
                      Six Months Ended June 30, 1999 and 1998

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

Note 6: Long-Term Debt
______________________
In November, 1997, the Company's wholly owned subsidiary, ClimaChem, Inc. ("ClimaChem"), completed the sale of $105 million principal amount of 10 3/4% Senior Notes due 2007, (the "Notes"). Interest on the Notes is payable semiannually in arrears on June 1 and December 1 of each year, and the principal is payable in the year 2007. The Notes are senior unsecured obligations of ClimaChem and rank pari passu in right of payment to all existing senior unsecured indebtedness of ClimaChem and its subsidiaries. The Notes are effectively subordinated to all existing and future senior secured indebtedness of ClimaChem.

ClimaChem owns substantially all of the companies comprising the Company's Chemical and Climate Control Businesses. ClimaChem is a holding company with no assets or operations other than its investments in its subsidiaries, and each of its subsidiaries is wholly owned, directly or indirectly, by ClimaChem. ClimaChem's payment obligations under the Notes are fully, unconditionally and joint and severally guaranteed by all of the existing subsidiaries of ClimaChem, except for El Dorado Nitrogen Company ("EDNC"). The assets, equity, and earnings of EDNC are currently inconsequential to ClimaChem. Separate financial statements and other disclosures concerning the guarantors are not presented herein because management has determined they are not material to investors. Summarized consolidated unaudited balance sheet information of ClimaChem and its subsidiaries as of June 30, 1999 and December 31, 1998 and the results of operations for the six month and three month periods ended June 30, 1999 and 1998 are detailed below.

                                                   June 30,     December 31,
                                                     1999           1998
                                                _____________   _____________
                                                        (in thousands)
Balance sheet data:

Current assets (1)(2)                           $   103,785     $    90,291

Property, plant and equipment, net                   78,689          82,389

Income tax receivable                                 1,750               -

Notes receivable from LSB and affiliates, net        13,443          13,443

Other assets, net                                    16,083          10,480
                                                ___________     ___________
Total assets                                    $   213,750     $   196,603
                                                ===========     ===========

Current liabilities                             $    48,540     $    35,794

Long-term debt                                      138,730         127,471

Deferred income taxes                                 9,755           9,580

Stockholders' equity                                 16,725          23,758
                                                 __________      __________
Total liabilities and stockholders equity        $  213,750      $  196,603
                                                 ==========      ==========

                                 Six Months Ended       Three Months Ended
                                     June 30,                 June 30,
                                 1999        1998         1999         1998
                            _________________________________________________
Operations data:

Total revenues              $  132,092   $  137,327   $   71,863   $   73,900

Costs and expenses:

     Cost of sales             105,557      107,439       58,387       57,028

     Selling, general and
        administrative          22,083       20,348       11,202       10,569

     Loss on business to be
        disposed of              1,971            -        1,971            -

     Provision for losses on
        firm purchase commit-
        ments                    7,500            -        7,500            -

     Interest                    6,647        6,273        3,368        2,960
                              ________    _________   __________    _________
                               143,758      134,060       82,428       70,557
                              ________    _________   __________    _________
Income (loss) before pro-
   vision (credit) for
   income taxes                (11,666)       3,267      (10,565)       3,343

Provision (credit) for
   income taxes                  (3,074)       1,700      (3,124)       1,730
                             __________    _________    _________    ________
Net income (loss)            $   (8,592)   $   1,567   $  (7,441)    $  1,613
                             ==========    =========    =========    =========

     (1) Notes and other receivables from LSB and affiliates are eliminated when consolidated with LSB.

     (2) Current assets include receivables due from LSB which aggregate $1.6 million and $5.0 million at June 30, 1999, and December 31, 1998, respectively.

The Company funded a term and revolving line of credit of a total of $18.5 million with an asset-based lender for its Automotive Products Business on May 10, 1999. This facility replaced the Automotive Products Business' previous loan agreement under the Company's Revolver and provides for a $2.5 million term loan and a $16.0 million revolving credit facility (an increase of borrowing ability calculated as of May 10, 1999, of $3.5 million compared to the Automotive Products Business' availability under the replaced facility) based on eligible amounts of accounts receivable and inventory. This facility provides for interest at a bank's prime rate plus one percent (1%) per annum, or at the Company's option, the lender's
LIBOR rate plus two and three-quarters percent (2.75%) per annum.
The effective interest rate at June 30, 1999, was 7.93%. The term of this new facility is through May 7, 2001, and is renewable thereafter for successive twelve-month terms. As a result of the terms and conditions of this facility, outstanding borrowings under the revolving credit facility of $9.2 million at June 30, 1999 and $.6 million under the term loan are classified as long-term debt due within one year (borrowings by the Automotive Products Business under the Company's revolving credit agreements were classified as long-term debt due after one year in the accompanying condensed consolidated balance sheets as of December 31, 1998). The
Automotive Products Business was required to secure such loan with substantially all of its assets. The loan agreement contains various affirmative and negative covenants, including a requirement to maintain tangible net worth of not less than $6.4 million. The Company was required to provide the lender with a $1.0 million standby letter of credit to further secure such loan. As a result of this financing, the Company's Revolving Credit Facility, that is not available to the Automotive Products Business, now provides for the elimination of its financial covenants so long as the remaining borrowing group maintains a minimum aggregate availability under such facility of at least $15 million. As of June 30, 1999, the remaining borrowing group had availability of $16.4 million.

Note 7: Change in Accounting In June, 1998, the Financial Accounting Standards Board issued Statement No. 133 ("SFAS #133"), Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 2000. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company has not yet determined when this new Statement will be adopted. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair

                        LSB INDUSTRIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
              Six Months Ended June 10, 1999 and 1998


value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what all of the effects of SFAS #133 will be on the earnings and financial position of the Company; however, the Company expects that the deferred charges associated with the interest rate forward agreement discussed in Note 5, "Nitric Acid Project," will be accounted for as a cash flow hedge upon adoption of SFAS #133, with the effective portion of the hedge being classified in equity in accumulated other comprehensive income or loss. The amount included in accumulated other comprehensive income or loss will be amortized to income over the initial term of the leveraged lease.

Note 8: Comprehensive Income The Company presents comprehensive income in accordance with Financial Accounting Standard No. 130 "Reporting Comprehensive Income" ("SFAS 130"). The provisions of SFAS 130 require the Company to classify items of other comprehensive income in the financial statements and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. Other comprehensive income for the six month and three month periods ended June 30, 1999 and 1998 is detailed below.

                                       Six Months            Three Months
                                     Ended June 30,          Ended June 30,

                               ______________________   ______________________
                                  1999         1998       1999           1998
                               _______________________________________________
                                    (in thousands)          (in thousands)
Net income (loss)              $ (16,899)   $  10,699   $ (13,089)   $   1,421

Foreign currency
   translation income (loss)       1,559         (606)      1,337
(616)
                               _________    _________   _________    _________
Total comprehensive income
   (loss)                      $ (15,340)   $  10,093   $ (11,752)   $     805
                               =========     ========    =========   =========

Note 9: Business Disposed of or to be Disposed of. On May 7,
1999, the Company's wholly owned subsidiary, Total Energy Systems Limited and its subsidiaries ("TES") entered into an agreement (the "Asset Sale Agreement") to sell substantially all the assets of TES ("Defined Assets"). Under the Asset Sale Agreement, TES retains its liabilities and will liquidate such liabilities from the proceeds of the sale and from the collection of its accounts receivables which were retained by TES pursuant to the Asset Sale Agreement.

The loss associated with this transaction included in the accompanying Condensed Consolidated Statements of Operations for the six months and three months ended June 30, 1999, is approximately $1,971,000 and is comprised of disposition costs of approximately $.3 million, the recognition in earnings of

                         LSB INDUSTRIES, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)
                Six Months Ended June 30, 1999 and 1998


the cumulative foreign currency loss of approximately $1.1 million at June 30, 1999, and approximately $.6 million related to the resolution of certain environmental matters.

The Company received approximately $3.4 million at closing on August 2, 1999, in net proceeds from the assets sold, exclusive of approximately $.7 million related to an agreed to retention related to the final reconciliation of the value of the inventory sold, after paying off $6.4 million bank debt and the purchaser assuming approximately $1.1 million debt related to certain capitalized lease obligations. The Company expects to complete the liquidation of the assets and liabilities retained during the fourth quarter of 1999.

In March 1998, the Company closed the sale of real estate and realized proceeds of $29.3 million net of transaction costs and a gain onthe transaction of approximately $13 million.

Note 10: Inventory Write-down and Loss on Firm Purchase Commitments
___________________________________________________________________
     Due to decreased selling prices for certain of the Chemical Business' nitrogen-based products, the Chemical Business wrote-down the carrying value of certain inventories at June 30, 1999, by approximately $1.6 million, representing the cost in excess of market.

     At June 30, 1999, the Chemical Business has firm uncancelable commitments to purchase anhydrous ammonia pursuant to the terms of two contracts. The purchase price(s) the Chemical Business will be required to pay for anhydrous ammonia under one of these contracts, which is for a significant percentage of the Chemical Business' anhydrous ammonia requirements, currently exceeds and is expected to continue to exceed the spot market prices throughout the purchase period. Additionally, the current excess supply of nitrate-based products caused, in part, by the import of Russian nitrate, has caused a significant decline in the sales prices, with no improvement in sales prices expected in the near term. Due to the decline in sales prices, the cost to produce the nitrate-based products, including the cost of the anhydrous ammonia to be purchased under the contracts, exceeds the anticipated future sales prices of such products. As a result, the accompanying Condensed Consolidated Financial Statements include a loss provision for anhydrous ammonia required to be purchased during the remainder of the contracts of approximately $7.5 million. The loss provision recorded as of June 30, 1999, is based on the forward contract pricing existing at June 30, 1999. This pricing can move upward or downward in future periods. Based on forward pricing existing as of August 13, 1999, the Chemical Business would be required to recognize an additional $400,000 loss. This loss provision estimate may change in the near term.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS


     The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the Company's June 30, 1999 Condensed Consolidated Financial Statements.

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

     The Company recently concluded its evaluation of the spin-off of its Automotive Business ("Automotive") to its shareholders as a dividend and decided that it would not be able to spin-off Automotive. The Company is continuing to evaluate other methods of reducing or eliminating its investment in Automotive. As part of its efforts, the Company has finalized a new credit facility for Automotive. See "Liquidity & Capital Resources" of this MD&A for a description of the credit facility.

     The Company has further announced that it is negotiating to sell its Industrial Products Business. The terms of such sale, if any, have not been finalized, and there are no assurances that the Company will finalize its negotiations or, if such is finalized, whether the terms thereof will be acceptable to the Company.

     Certain statements contained in this Overview are forward-looking statements, and future results could differ materially from such statements.

     Information about the Company's operations in different industry segments for the six month and three month periods ended June 30, 1999 and 1998 is detailed below.


                                    Six Months Ended     Three Months Ended
                                        June 30,              June 30,
                                   1999         1998       1999      1998
                                 __________  _________  _________ _________
                                               (in thousands)
                                                 (unaudited)
Sales:
  Businesses continuing:
    Chemical                      $ 69,690   $ 69,315   $ 38,945  $ 40,637
    Climate Control                 56,025     59,257     29,326    29,321
    Automotive Products             18,993     21,198      8,888    10,708
    Industrial Products              4,870      7,491      2,230     3,306
  Business to be disposed of
    Chemical(1)                      6,374      8,208      3,506     3,461
                                  ________   ________   ________  ________
                                  $155,952   $165,469   $ 82,895  $ 87,433
                                  ========   ========   ========  ========
Gross profit (loss) (2):
  Businesses continuing:
    Chemical                      $ 11,227   $ 12,150   $  6,270   $  7,725
    Climate Control                 17,313     17,321      8,992      8,985
    Automotive Products              4,008      4,966      1,912      2,826
    Industrial Products              1,247      1,700        507        851
  Business to be disposed of
    Chemical(1)                       (229)       159        (71)      (  8)
                                  ________   ________   ________   ________
                                  $ 33,566   $ 36,296   $ 17,610   $ 20,379
                                  ========   ========   ========   ========
Operating profit (loss) (3):
  Businesses continuing:
    Chemical:
      Recurring operations        $  4,125   $  6,606   $  2,678   $  5,027
      Inventory write-down and
        losses on purchase
        commitments                 (9,100)         -    (9,100)         -
                                  ________    _______    _______   _______
                                    (4,975)     6,606    (6,422)     5,027
    Climate Control                  5,715      6,312      3,008     3,500
    Automotive Products               (299)        71       (308)      478
    Industrial Products               (913)      (518)      (501)     (214)
  Businesses to be disposed of
    Chemical(1)                     (1,488)      (995)      (643)     (567)
                                  ________    ________   _______    ______
                                    (1,960)     11,476    (4,866)    8,224
General corporate expenses          (3,841)     (4,671)   (1,667)   (2,842)

Interest expense:
  Business to be disposed of          (243)       (237)     (118)     (102)
  Recurring operations              (8,834)     (8,602)   (4,467)   (3,879)
                                  ________    ________   _______    _______
                                    (9,077)     (8,839)   (4,585)   (3,981)
Gain (loss) on business disposed
  of or to be disposed of           (1,971)     12,993    (1,971)        -
                                  ________    ________    _______   _______
Income (loss) before provision
  for income taxes                $(16,849)   $ 10,959  $(13,089)  $  1,401
                                  ========    ========   ========   =======

(1) On May 7, 1999, the Company's wholly owned Australian subsidiary, TES, entered into an agreement to sell substantially all of its assets which sale was substantially completed on August 2, 1999. See Note 9 of Notes to Condensed Consolidated Financial Statements for further information.
        The operating results for TES have been presented separately in the above table.

(2) Gross profit by industry segment represents net sales less cost of sales exclusive of the $1.6 million write-down of inventory.

(3) Operating profit (loss) by industry segment represents revenues less operating expenses before deducting general corporate expenses, interest expense and income taxes and before gain on sale of the Tower in 1998.

Chemical Business
_________________
   Sales in the Chemical Business (excluding the Australian subsidiary in which substantially all of its assets were disposed of in August, 1999) have increased from $69.3 million in the six months ended June 30, 1998 to $69.7 million in the six months ended June 30, 1999 and the gross profit (excluding the Australian subsidiary, the inventory write-down and provision for loss on firm purchase commitments) has decreased from $12.2 million in 1998 to $11.2 in 1999. The gross profit percentage (excluding the Australian subsidiary and the effect of the $1.6 million inventory adjustment in 1999) has decreased from 17.5% in 1998 to 16.1% in 1999. The decline in sales price exceeded the decline in raw material costs resulting in a lower gross profit margin.

    As of June 30, 1999, the Chemical Business has commitments to purchase approximately 200,000 tons of anhydrous ammonia under two contracts. The Company's purchase price of anhydrous ammonia under these contracts can be higher or lower than the current market spot price of anhydrous ammonia. Pricing is subject to variations due to numerous factors contained in these contracts. Based on the pricing index contained in one of these contracts, it is presently priced above the current market spot price. As of June 30, 1999, the Chemical Business has remaining purchase commitments of approximately 120,000 tons under this contract. The Chemical Business is required to purchase a minimum of 7,000 tons monthly under another contract expiring in June 2000.

   As stated above, the Chemical Business has commitments to purchase anhydrous ammonia pursuant to the terms of two contracts.
The purchase price(s) the Chemical Business will be required to pay for anhydrous ammonia under one of these contracts currently exceeds and is expected to continue to exceed the spot market prices throughout the purchase period. Additionally, the current excess supply of nitrate-based products, caused, in part, by the import of Russian nitrate, has caused a significant decline in the sales prices; no improvement in sales prices is expected in the near term. This decline in sales price has resulted in the cost of anhydrous ammonia purchased under these contracts when combined with manufacturing and distribution costs, to exceed anticipated future sales prices. As a result, the accompanying Condensed
Consolidated Financial Statements include a loss provision for anhydrous ammonia required to be purchased during the remainder of the contracts of approximately $7.5 million. The provision for loss at June 30, 1999, is based on the forward contract pricing existing at June 30, 1999, and estimated market prices for products to be manufactured and sold during the remainder of the contracts.
This is a forward-looking statement, and there are no assurances that such estimates will be proven to be accurate. Differences, if any, in the estimated future cost of anhydrous ammonia and the actual cost in effect at the time of purchase and differences in the estimated sales prices and actual sales prices of products manufactured could cause the Company's operating results to differ from that estimated in arriving at the loss provision recorded at June 30, 1999. The
Chemical Business currently has an excess inventory of nitrogen-based products on hand. Additionally, substantial excess stocks of competing nitrogen products on the market have resulted in a cutback in the production level at the El Dorado Arkansas facility. There are no assurances that the Chemical Business will not be required to record additional loss provisions in the future. Based on the forward pricing existing as of August 13, 1999, the Chemical Business would be required to recognize an additional $400,000 loss. See "Special Note Regarding Forward-Looking Statements."

   Due to decreased selling prices for certain of the Chemical Business' nitrogen-based products, the Chemical Business also wrote down the carrying value of certain inventories at June 30, 1999, by approximately $1.6 million, representing the cost in excess of market value.

   In June, 1997, a subsidiary of the Company entered into an agreement with Bayer Corporation ("Bayer") whereby one of the Company's subsidiaries agreed to act as agent to construct a nitric acid plant located within Bayer's Baytown, Texas chemical plant complex. The construction of the plant was completed during the quarter ended June 30, 1999. This plant is being operated by the Company's subsidiary and is supplying nitric acid for Bayer's polyurethane business under a long-term supply contract. Sales from this plant were approximately $2.8 million during the quarter ended June 30, 1999. Management estimates that, at full production capacity based on terms of the Bayer Agreement and , based on the price of anhydrous ammonia as of the date of this report, the plant should generate approximately $35 million to $40 million in annual gross revenues. Unlike the Chemical Business' regular sales volume, the market risk on this additional volume is much less since the contract provides for recovery of costs, as defined, plus a profit. The Company's subsidiary is leasing the nitric acid plant pursuant to a leverage lease from an unrelated third party for an initial term of ten (10) years which began on June 23, 1999. See "Special Note Regarding Forward-Looking Statements."

   The results of operation of the Chemical Business' Australian subsidiary have been adversely affected due to the recent economic developments in certain countries in Asia. These economic developments in Asia have had a negative impact on the mining industry in Australia which the Company's Chemical Business services. As these adverse economic conditions in Asia have continued, they have had an adverse effect on the Company's consolidated results of operations. On May 7, 1999, the Company's wholly owned Australian subsidiary entered into an
agreement to sell substantially all of its assets.   This transaction
was substantially completed on August 2, 1999. Revenues of the Australian subsidiary for the six month and three month periods ended June 30, 1999, and June 30, 1998, were $6.4 million, $8.2 million, $3.5 million, and $3.5 million, respectively. For the year ended December 31, 1998, the Australian subsidiary had revenues of $14.2 million and a net loss of $2.9 million; $3.7 million net loss for the six months ended June 30, 1999, including a loss on sale of $2.0 million. See Note 9 of Notes to Condensed Consolidated Financial Statements for further information concerning this transaction.

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

   Although sales of $56.0 million for the six months ended
June 30, 1999, in the Climate Control Business were approximately
5% less than sales of $59.3 million in the six months ended
June 30, 1998, the gross profit percentage improved from 29.2% in the first six months of 1998 to 30.9% in the first six months of 1999.

Automotive and Industrial Products Businesses
_____________________________________________
   As indicated in the above table, during the six months ended
June 30, 1999 and 1998, respectively, the Automotive and Industrial Products recorded combined sales of $23.9 million and $28.7 million, respectively, and reported operating losses (as defined above) of $1.2 million and $.4 million, respectively. The net investment in assets of these Businesses has decreased during the last three years and the Company expects to realize further reductions in future periods. During the quarter ended June 30, 1999, the Automotive Business converted its investment in a wholly-owned subsidiary, International Bearings, Inc. ("IBI") to a fifty percent (50%) non-controlling investment in a joint venture ("the JV") continuing the industrial bearings business formerly operated by IBI. Automotive sold its inventory, having a book value of approximately $2.4 million to the JV for approximately $1.5 million cash and $.9 million in interest bearing notes. Automotive retains an equity interest in the JV which has not been assigned any value at June 30, 1999. IBI retained receivables of approximately $600,000 which should be fully collected during the third quarter 1999.

   The Company continues to eliminate certain categories of machines from the Industrial Products product line by not replacing machines when sold. The Company previously announced that it is negotiating the sale of its Industrial Products Business. The sale of the Industrial Products Business is a forward-looking statement and is subject to, among other things, the buyer's and the Company's lending institutions agreeing to the terms of the transaction, including the purchase price, approval of the Company's Board of Directors and negotiation and finalization of definitive agreements.

RESULTS OF OPERATIONS

Six months ended June 30, 1999 vs. Six months ended June 30, 1998.
_________________________________________________________________
   Revenues
   ________
   Total revenues, excluding the gain on the disposition of a business in 1998, for the six months ended June 30, 1999 and 1998 were $155.8 million and $166.8 million, respectively (a decrease of $11.0 million). Sales decreased $9.5 million and other revenues decreased $1.5 million. The decrease in other revenues was primarily due to nonrecurring operations of the Tower, sold in March 1998. The Company recognized a pre-tax gain on the sale of approximately $13.0 million in the first quarter of 1998.

   Net Sales
   _________
   Consolidated net sales included in total revenues for the six months ended June 30, 1999, were $156.0 million, compared to $165.5 million for the first six months of 1998, a decrease of $9.5 million. This decrease in sales resulted principally from: (i) decreased sales in the Climate Control Business of $3.2 million due to decreased sales volume in this Business' Heat Pump product lines, production line changes and training time for new employees which slowed production temporarily, (ii) decreased sales in the Automotive Products Business of $2.2 million, principally resulting from the presence in 1998 of certain bulk sales to an industrial user and initial stocking orders from a new retail chain store customer as well as customer mix, and (iii) decreased sales in the Industrial Products Business of $2.6 million due to decreased sales of machine tools, and (iv) decreased sales in the Chemical Business of $1.5 million primarily due to reduced sales of the Australian subsidiary and reduced selling prices on the Company's nitrogen based products due primarily to the import of Russian nitrate resulting in an over supply of nitrate-based products offset by sales of nitric acid products pursuant to the Bayer Agreements (see
Note 5 of Notes to Condensed Consolidated Financial Statements).

   Gross Profit
   ____________
   Gross profit, excluding the effect of the $1.6 million inventory write-down discussed in Note 10 of Notes to Condensed Consolidated Financial Statements, would have been 21.5% for the first six months of 1999, compared to 21.9% for the first six months of 1998. The decrease in the gross profit percentage was primarily the result of decreases in the Chemical and Automotive Businesses. The decrease in the Chemical Business was primarily the result of reduced selling prices for the Company's nitrogen based products. See "Overview Chemical Business" elsewhere in this

"Managements Discussion and Analysis of Financial Condition and
Results of Operations" for further discussion of the Chemical
Business' decreased sales. The decrease in the Automotive Business was primarily due to customer mix.

   Selling, General and Administrative Expense
   ___________________________________________
   Selling, general and administrative ("SG&A") expenses as a percent of net sales from businesses continuing at June 30, 1999, were 19.3% in the six-month period ended June 30, 1999, compared to 18.9% for the first six months of 1998. This increase is primarily the result of decreased sales volume in the Climate Control Business, the Industrial Products Business and, the Automotive Business without equivalent corresponding decreases in SG&A. Additionally, costs associated with new start-up operations in 1999, by the Climate Control Business, having minimal or no sales, contributed to the increase in dollars as well as expense as a percent of sales.

   Interest Expense
   ________________
   Interest expense for the Company was $9.1 million in the first six months of 1999, compared to $8.8 million for the first six months of 1998. The increase of $.3 million primarily resulted from increased borrowings.

   Income (Loss) Before Taxes
   __________________________
   The Company had a loss before income taxes of $16.8 million in the first six months of 1999 compared to income before income taxes of $11.0 million in the six months ended June 30, 1998. The decreased profitability of $27.8 million was primarily due to the gain on the sale of the Tower in 1998, the lower gross profit, the loss on disposition of the Australian subsidiary, lower sales, the inventory write-down and the provision for losses on purchase commitments, as previously discussed.

   Provision for Income Taxes
   __________________________
   As a result of the Company's net operating loss carryforward for income tax purposes as discussed elsewhere herein and in Note 1 of Notes to Condensed Consolidated Financial Statements, the Company's provisions for income taxes for the six months ended June 30, 1999 and the six months ended June 30, 1998 are for current state income taxes and federal alternative minimum taxes.

Three months ended June 30, 1999 vs. Three months ended June 30, 1998.
_____________________________________________________________________
   Revenues
   ________
   Total revenues for the three months ended June 30, 1999, and 1998 were $83.0 million, and $87.6 million, respectively (a decrease of $4.6 million). Sales decreased $4.5 million and other income increased $.1 million.

   Net Sales
   _________
   Consolidated net sales included in total revenue for the three months ended June 30, 1999, were $82.9 million, compared to $87.4 million for the three months ended June 30, 1998. The decrease in sales resulted principally from: (i) decreased sales in the Chemical Business (excluding the Australian subsidiary) of approximately $1.7 million resulting from reduced selling prices for the Company's nitrogen based products, partially offset by sales of nitric acid to Bayer Corporation as discussed elsewhere in this report, (ii) decreased sales by the Automotive Business due to customer mix in 1999 and certain bulk sales to an industrial user and initial stocking order from a new retail chain store customer in 1998, and (iii) decreased sales in the Industrial Products Business resulting from the effects of the Company limiting the product lines that it markets as well as diminished demand for the products of the Business. Sales in the Climate Control Business was approximately the same in both periods.

   Gross Profit
   ___________
   Gross profit, excluding the effect of the $1.6 million inventory write-down discussed in Note 10 of Notes to Condensed Financial Statements, would have been 21.2% for the second quarter of 1999, compared to 23.3% for the comparable quarter of 1998. The decrease in the gross profit percentage was primarily the result of decreases in the Chemical and Automotive Businesses. The decrease in the Chemical Business was the result of reduced selling prices
for the Company's nitrogen based products.   The decrease in the
Automotive Business was primarily due to customer mix.

   Selling, General and Administrative Expense
   ___________________________________________
   Selling, general and administrative ("SG&A") expenses as a percent of net sales from businesses continuing at June 30, 1999 were 18.3% in the three months ended June 30, 1999, compared to 17.5% for the three months ended June 30, 1998. The increase in SG&A as a percent of sales principally resulted from sales decreasing without a corresponding decrease in SG&A expense and increased cost of the Company sponsored medical care programs for its employees due to increased health care costs. SG&A expense decreased approximately $.2 million while sales decreased $4.5 million.

   Interest Expense
   ________________
   Interest expense for the Company was $4.6 million in the three months ended June 30, 1999, compared to $4.0 million for the three months ended June 30,1998. The increase of $.6 million primarily resulted from increased borrowings.

   Income (Loss) Before Taxes
   __________________________
   The Company had a loss before income taxes of $13.1 million in the second quarter of 1999 compared to income before income taxes of $1.4 million in the second quarter 1998. The decreased profitability of $14.5 million was primarily due to an inventory write-down of $1.6 million, the provision for losses of $7.5 million on firm uncancelable purchase commitments , $2.0 million loss on the sale of the Australian subsidiaries assets, and decreased gross profit from sales in the Chemical and Automotive Businesses, as previously discussed.

Liquidity and Capital Resources
_______________________________
Cash Flow From Operations
_________________________
   Historically, the Company's primary cash needs have been for operating expenses, working capital and capital expenditures. The Company has financed its cash requirements primarily through internally generated cash flow, borrowings under its revolving credit facilities, and the issuance of senior unsecured notes by its wholly owned subsidiary, ClimaChem, Inc., in November 1997.

   Net cash used by operations for the six months ended June 30, 1999 was $.8 million, after $6.4 million for noncash depreciation and amortization, $.7 million in provisions for possible losses on accounts receivable, provision for loss on the disposition of the Australian subsidiary of $2.0 million, inventory write-down for $1.6 million, provision for losses on purchase commitments of $7.5 million and including the following changes in assets and liabilities: (i) accounts receivable increases of $5.7 million; (ii) inventory decreases of $5.4 million excluding the effect of the write-down; (iii) increases in supplies and prepaid items of $2.8 million; and
(iv) decreases in accounts payable and accrued liabilities of $1.0 million. The increase in accounts receivable is primarily due to increased sales and increased days of sales outstanding in the Climate Control Business and seasonal sales of agricultural products in the Chemical Business, offset by decreased sales in the Industrial Products Business. The decrease in inventory was due primarily to a decrease at the Automotive Products Business due to liquidation of excessive inventories, including the sale of approximately $1.6 million of current inventory in connection with the sale of the business of a subsidiary, offset by increases in the Climate Control Business in anticipation of higher sales volume in the heat pump product lines and increases in the Chemical
Business due to reduced sales of the Australian subsidiary.

Inventory in the Automotive and Industrial Products Businesses decreased from $29.0 million at December 31, 1998, to $23.4 million at June 30, 1999.

Cash Flow From Investing And Financing Activities
__________________________________________________
   Cash used by investing activities for the six months ended
June 30, 1999 included $4.2 million in capital expenditures. The capital expenditures were primarily for the benefit of the Chemical and Climate Control Businesses to enhance production and product delivery capabilities.

   Net cash provided by financing activities included (i) payments on long-term debt of $4.4 million, (ii) net increases in revolving debt of 10.3 million, (iii) the issuance of a $2.6 million term note by the Automotive Business, (iv) decreases in drafts payable of $.5 million, (v) dividends of $1.6 million, and
(vi) treasury stock purchases of $.2 million.

   During the first six months of 1999, the Company declared and paid the following aggregate dividends: (i) $12.00 per share on each of the outstanding shares of its Series B 12% Cumulative Convertible Preferred Stock; (ii) $1.625 per share on each outstanding share of its $3.25 Convertible Exchangeable Class C Preferred Stock, Series 2; and (iii) $10.00 per share on each outstanding share of its Convertible Noncumulative Preferred Stock.

Source of Funds
_______________
   The Company is a diversified holding Company and its liquidity is dependent, in large part, on the operations of its subsidiaries and credit agreements with lenders.

   As of June 30, 1999, the Company and certain of its subsidiaries, including ClimaChem and its subsidiaries were parties to a working capital line of credit evidenced by two separate loan agreements ("Revolving Credit Agreements") with an unrelated lender ("Lender") collateralized by receivables, inventory, and proprietary rights of the Company and the subsidiaries that are parties to the Revolving Credit Agreements and the stock of certain of the subsidiaries that are borrowers under the Revolving Credit Agreements. The Revolving Credit Agreements, as amended during the quarter ended June 30, 1999, provide for revolving credit facilities ("Revolver") for total direct borrowings up to $65.0 million, including the issuance of letters of credit. The Revolver provides for advances at varying percentages of eligible inventory and trade receivables. The Revolving Credit Agreements, as amended, provide for interest at the lender's prime rate plus .5% per annum or, at the Company's option, at the Lender's LIBOR rate plus 2.875% per annum. At June 30, 1999, the effective interest rate was 7.93%. The term of the Revolving Credit Agreements is through December 31, 2000, and is renewable thereafter for successive thirteen month terms. At June 30, 1999, the availability for additional borrowings, based on eligible collateral, approximated $16.4 million. Borrowings under the

Revolver outstanding at June 30, 1999, were $25.7 million. The Revolving Credit Agreements, as amended, requires the Company to maintain certain financial ratios and contain other financial covenants, including tangible net worth requirements and capital expenditure limitations; however, with the refinancing of the Automotive Products Business loan agreement as discussed below, the Company's financial covenants are eliminated, so long as the remaining borrowing group maintains a minimum aggregate availability under the Revolving Credit Facility of $15.0 million. Should the availability drop below $15 million for three consecutive business days, the Company would be required to maintain the financial ratios discussed above. The annual interest on the outstanding debt under the Revolver at June 30, 1999 at the rates then in effect would approximate $2.0 million. The Revolving Credit Agreements also require the payment of an annual facility fee of 0.5% of the unused revolver and restrict the flow of funds, except under certain conditions, to subsidiaries of the Company that are not parties to the Revolving Credit Agreements.

   Under the Revolving Credit Agreements discussed above, the Company and its subsidiaries, other than ClimaChem and its subsidiaries, have the right to borrow on a revolving basis up to $6 million, based on eligible collateral. At June 30, 1999, the Company and its subsidiaries, except ClimaChem and its subsidiaries, had borrowings under the Revolver approximately equal to then eligible collateral ($2.3 million).

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

   The Automotive Revolver provides for total direct borrowings up to $16.0 million, including the issuance of letters of credit. The Automotive Revolver provides for advances at varying percentages of eligible inventory and trade receivables. The Automotive Revolver provides for interest at the rate from time to time publicly announced by First Union National Bank as its prime rate plus one percent (1%) per annum or, at the Company's option, on the Automotive Lender's LIBOR rate plus two and three-quarters percent (2.75%) per annum. The Automotive Revolver also requires the payment of a monthly servicing fee of $3,000 and a monthly unused line fee equal to 0.5% of the unused credit facility. At June 30, 1999, the effective interest rate was 8.75% excluding the effect of the source fee and unused line fee (9.4% considering such fees). The term of the Automotive Revolver is through May 7, 2001, and is renewable thereafter for successive twelve-month terms. At June 30, 1999, outstanding borrowings under the Automotive Revolver were $9.2 million; in addition, the Automotive Products Business had $1.4 million, based on eligible collateral, available for additional borrowing under the Automotive Revolver. As a result of the terms and conditions of this facility, outstanding borrowings at June 30, 1999, have been classified as long-term debt due within one year.

   The Automotive Loan Agreement restricts the flow of funds, except under certain conditions, between the Automotive Products
Business and the Company and its subsidiaries.

   The Automotive Term Loan is in the original principal amount of $2,550,000. The Automotive Term Loan is evidenced by a term promissory note (the "Term Promissory Note") and is secured by all the same collateral as the Automotive Revolver. The interest rate of the Automotive Term Loan is the same as the Automotive Revolver discussed above. The terms of the Term Promissory Note require sixty (60) consecutive monthly principal installments (or earlier as provided in the Term Promissory note) of which the first thirty-six (36) installments shall each be in the amount of $48,611, the next twenty-two (22) installments shall each be in the amount of $33,333.33, and the last installment shall be in the amount of the entire unpaid principal balance. Interest payments are also required monthly as calculated on the outstanding principal balance. On May 10, 1999, the Automotive Revolver funded approximately $9.3 million, and the Automotive Term Loan funded $2,550,000, the aggregate total of approximately $11.9 million was simultaneously transferred to the lender in payment of the Automotive Products Business' balance under the Revolver.

   The annual interest on the outstanding debt under the Automotive revolver and Automotive term loan at June 30, 1999, at the rates then in effect would approximate $1.1 million.

   In addition to the credit facilities discussed above, as of June 30, 1999, the Company's wholly owned subsidiary, DSN Corporation ("DSN"), is a party to several loan agreements with a financial company (the "Financing Company") for three projects. At June 30, 1999, DSN had outstanding borrowings of $9.6 million under these loans. The loans have repayment schedules of 84 consecutive monthly installments of principal and interest through maturity in 2002. The interest rate on each of the loans is fixed and range from 8.2% to 8.9%. Annual interest, for the three notes as a whole, at June 30, 1999, at the agreed to interest rates would approximate $.8 million. The loans are secured by the various DSN property and equipment. The loan agreements require the Company to maintain certain financial ratios, including tangible net worth requirements. In April 1999, DSN obtained a waiver of the covenants through June 2000.

   As previously discussed, the Company is a holding company and, accordingly, its ability to pay dividends on its outstanding Common Stock and Preferred Stocks is dependent in large part on its ability to obtain funds from its subsidiaries. The ability of the Company's wholly owned subsidiary, ClimaChem (which owns all of the stock of substantially all of the Company's subsidiaries comprising the Chemical Business and the Climate Control Business) and its subsidiaries to transfer funds to the Company is restricted by certain covenants contained in the Indenture to which they are parties. Under the terms of the Indenture, ClimaChem and its subsidiaries cannot transfer funds to the Company, except for (i) the amount of income taxes that they would be required to pay if they were not consolidated with the Company, (ii) an amount not to exceed fifty percent (50%) of ClimaChem's consolidated net income for the year in question, and (iii) the amount of direct and indirect costs and expenses incurred by the Company on behalf of ClimaChem and ClimaChem's subsidiaries pursuant to a certain services agreement and a certain management agreement to which the companies are parties. During 1998 and the first six months of 1999, ClimaChem reported a consolidated net loss of approximately $2.6 million and $8.6 million, respectively. Accordingly, ClimaChem and its subsidiaries were unable to transfer funds to the Company in 1998 and the first six months of 1999, except for reimbursement of costs and expenses incurred by the Company on their behalf or in connection with certain agreements.

   Due to ClimaChem's net losses for the year 1998 and the Company's (other than ClimaChem and its subsidiaries) limited borrowing ability under the Revolver, management recommended to the Board of Directors and such recommendation was approved, that the Company discontinue payment of cash dividends on its Common Stock for periods subsequent to January 1, 1999, until the Board of Directors determines otherwise. In addition, as of the date of this report, after consideration of the losses reported in the accompanying Condensed Consolidated Statements of Operations for the six months ended June 30, 1999, management has concluded that the Company does not have adequate liquidity to pay the next regular quarterly dividend of $.8125 per share on its outstanding $3.25 Convertible Exchangeable Class C Preferred Stock Series 2 and will recommend to the Board of Directors that such dividend not be declared at this time.

   Future cash requirements (other than cash dividends) include working capital requirements for anticipated sales increases in the Company's core Businesses and funding for future capital expenditures. Funding for the higher accounts receivable and higher inventory requirements resulting from anticipated sales increases will be provided by cash flow generated by the Company and the revolving credit facilities discussed elsewhere in this report. Inventory reductions in the Industrial Products and Automotive Products Businesses should generate cash to supplement those Businesses' availability under their respective revolving credit facilities. In addition, the Company is also considering the sale of certain assets which it does not believe are critical to its Chemical and Climate Control Businesses. In 1999, the Company has planned capital expenditures of approximately $10 million, primarily in the Chemical and Climate Control Businesses, a certain amount of which it anticipates will be financed by equipment finance contracts on a term basis and in a manner allowed under its various loan agreements. Such capital expenditures include approximately $1.5 million ($.6 million in the six months ended June 30, 1999), which the Chemical Business anticipates spending related to environmental control facilities at its El Dorado Facility, as previously discussed in this report. The Company currently has no material commitments for capital expenditures.

   As previously noted, the Company and its subsidiaries, other than ClimaChem and subsidiaries of ClimaChem, are primarily dependent upon their availability under the Revolver, and funds available from ClimaChem, for their working capital. As described above, both sources of working capital are limited. As a result, management has discontinued the repurchase of the Company's stock until such time as the liquidity and capital resources improves and will recommend to the Board of Directors that the next regular quarterly dividend on its preferred stock not be declared. Management believes that with these actions, and the effect of certain cost reductions being undertaken, that the Company will have adequate cash flow to meet its presently anticipated working capital and debt service requirements. The last sentence of this paragraph is a forward-looking statement and is subject to the "Special Note Regarding Forward-Looking Statements."

   Subsequent to June 30, 1999, the Company announced it had decided to discontinue the spin-off of the Automotive Business to its shareholders. The decision was due primarily to the Automotive Business' inability to raise additional equity capital as a stand alone business. The Company has decided to aggressively pursue consideration of a number of alternative approaches to separate the Automotive Business from LSB.

   During 1998 and pursuant to the Company's previously announced repurchase plan, the Company purchased 909,300 shares of Common Stock, for an aggregate purchase price of $3,567,026. From January 1, 1999, through June 30, 1999, the Company has purchased under its repurchase plan a total of 87,267 shares of Common Stock for an aggregate amount of $230,233.

Foreign Subsidiary
__________________
   As previously discussed in this report, on August 2, 1999, the Company substantially completed an agreement to sell substantially all of the assets of TES, effectively disposing of this portion of the Chemical Business. Under the terms of the Indenture to which ClimaChem is bound, the net cash proceeds from the sale of TES, are required (i) within 270 days from the date of the sale to be applied to the redemption of the notes issued under the Indenture or to the repurchase of such notes, or (ii) within 240 days from the date of such sale, the amount of the net cash proceeds be invested in a related business of ClimaChem or the Australian subsidiary or used to reduce indebtedness of ClimaChem. All of the proceeds received by the Company, through the date of this report (approximately US$3.5 million), have been applied to reduce the indebtedness of ClimaChem. The Company expects that the remaining net proceeds from the disposition of TES will be reinvested in related businesses of ClimaChem or used to retire additional indebtedness of ClimaChem.

Joint Ventures and Options to Purchase
______________________________________
   Prior to 1997, the Company, through a subsidiary, loaned $2.8 million to a French manufacturer of HVAC equipment whose product line is compatible with that of the Company's Climate Control Business in the USA. Under the loan agreement, the Company has the option, which expires June 15, 2005, to exchange its rights under the loan for 100% of the borrower's outstanding common stock. The Company obtained a security interest in the stock of the French manufacturer to secure its loan. During 1997 the Company advanced an additional $1 million to the French manufacturer bringing the
total of the loan to $3.8 million.   The $3.8 million loan, less a
$1.5 million valuation reserve, is carried on the books as a note receivable in other assets. As of the date of this report, the decision has not been made to exercise its option to acquire the stock of the French manufacturer.

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

   During 1995, the Company executed a stock option agreement to acquire eighty percent (80%) of the stock of a specialty sales organization ("Optioned Company"), which owns the remaining fifty percent (50%) equity interest in the Project discussed above, to enhance the marketing of the Company's air conditioning products. The Company has decided not to exercise the Option and has allowed the term of the Option to lapse. Through the date of this report the Company has made option payments aggregating $1.3 million ($1.0 million of which is refundable) and has loaned the Optioned Company approximately $1.4 million. The Company has recorded reserves of $1.5 million against the loans and option payments. The loans and option payments are secured by the stock and other collateral of the Optioned Company.

Debt Guarantee
______________
   At December 31, 1998, the Company and one of its subsidiaries had outstanding guarantees of approximately $2.6 million of indebtedness of a startup aviation company in exchange for an ownership interest in the aviation company of approximately 45%.

   During the first quarter of 1999, the Company was called upon to perform on both guarantees. The Company paid approximately $500,000 to a lender and assumed an obligation for a $2.0 million note, which is due in equal monthly principal payments, plus interest, through August 2004, in satisfaction of the guarantees. In connection with the demand on the Company to perform under its guarantee, the Company and the other guarantors formed a new company ("KAC") which acquired the assets of the aviation company through foreclosure.

   The Company and the other shareholders of KAC are attempting to sell the assets acquired in foreclosure. Proceeds received by the Company, if any, from the sale of KAC assets will be recognized in the results of operations when and if realized.

Availability of Company's Loss Carry-overs
__________________________________________
   The Company anticipates that its cash flow in future years will benefit from its ability to use net operating loss ("NOL") carry-overs from prior periods to reduce the federal income tax payments which it would otherwise be required to make with respect to income generated in such future years. Such benefit, if any is dependent on the Company's ability to generate taxable income in future periods, for which there is no assurance. Such benefit if any, will be limited by the Company's reduced NOL for alternative minimum tax purposes which is approximately $35 million at June 30, 1999. As of December 31, 1998, the Company had available regular tax NOL carry-overs of approximately $63.8 million based on its federal income tax returns as filed with the Internal Revenue Service for taxable years through 1998. These NOL carry-overs will expire beginning in the year 1999. Due to its recent history of reporting net losses, the Company has established a valuation allowance on a portion of its NOLs and thus has not recognized the full benefit of its NOLs in the accompanying Condensed Consolidated Financial Statements.

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

   Starting in 1996 through June 30, 1999, the Company has capitalized approximately $1.2 million in costs to accomplish its enhancement program. The capitalized costs include $.4 million in external programming costs, with the remainder representing hardware and software purchases. The Company anticipates that the remaining cost to complete this IT systems enhancement project will be less than $50,000, and such costs will be capitalized.

   The Company's plan to identify and resolve the Year 2000 Issue involved the following phases: assessment, remediation, testing, and implementation. To date, the Company has fully completed its assessment of all systems that could be significantly affected by the Year 2000. Based on assessments, the Company determined that it was required to modify or replace certain portions of its software and hardware so that those systems will properly utilize dates beyond December 31, 1999. For its IT exposures which include financial, order management, and manufacturing scheduling systems, the Company is 100% complete on the assessment and remediation phases. As of the date of this report, the Company has completed its testing and has implemented its remediated systems for all of its businesses. The assessments also indicated that limited software and hardware (embedded chips) used in production and manufacturing systems ("operating equipment") also are at limited risk. The Company has completed its assessment and identified remedial action which will be completed in the third quarter 1999. In addition, the Company has completed its assessment of its product line and determined that the products it has sold and will continue to sell do not require remediation to be Year 2000 compliant. Accordingly, based on the Company's current assessment, the Company does not believe that the Year 2000 presents a material exposure as it relates to the Company's products.

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

Quantitative and Qualitative Disclosures about Market Risk
__________________________________________________________
General
______
   The Company's results of operations and operating cash flows are impacted by changes in market interest rates and raw material prices for products used in its manufacturing processes. The Company also has a wholly owned subsidiary in Australia, for which the Company has foreign currency translation exposure. The derivative contracts used by the Company are entered into to hedge these risks and exposures and are not for trading purposes. All information is presented in U. S. dollars. See Note 9 of Notes to Consolidated Financial Statements for a discussion of the Australian subsidiary in 1999.

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

   As of June 30, 1999, the Company's variable rate and fixed rate debt which aggregated $181.8 million exceeded the debt's fair market value by approximately $5.3 million. The fair value of the Company's Senior Notes was determined based on a market quotation for such securities.

Foreign Currency Risk
_____________________
   At June 30, 1999, the Company had a wholly owned subsidiary located in Australia, for which the functional currency is the local currency, the Australian dollar. Since the Australian subsidiary accounts are converted into U.S. dollars upon consolidation using the end of the period exchange rate, declines in value of the Australian dollar to the U.S. dollar result in translation loss to the Company. As a result of the commitment to sell the Australian subsidiary, which was closed on August 2, 1999, the cumulative foreign currency translation loss of approximately $1.1 million has been included in the loss on disposal of the Australian subsidiary at June 30, 1999.

                    SPECIAL NOTE REGARDING
                   FORWARD-LOOKING STATEMENTS

   Certain statements contained within this report may be deemed "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements in this report other than statements of historical fact are Forward-Looking Statements that are subject to known and unknown risks, uncertainties and other factors which could cause actual results and performance of the Company to differ materially from such statements. The words "believe", "expect", "anticipate", "intend", "will", and similar expressions identify Forward-Looking
Statements. Forward-Looking Statements contained herein relate to, among other things, (i) ability to improve operations and become profitable on an annualized basis, (ii) establishing a position as a market leader, (iii) payment of dividends on Preferred Stock, (iv) the amount of the loss provision for anhydrous ammonia required to be purchased, (v) declines in the price of anhydrous ammonia, (vi) availability of net operating loss carry-overs, (vii) amount to be spent in 1999 relating to compliance with federal, state and local Environmental laws at the El Dorado Facility, (viii) Year 2000 issues,
(ix) improving liquidity and profits through liquidation of assets or realignment of assets, (x) the Company's ability to develop or adopt new and existing technologies in the conduct of its operations, (xi) anticipated financial performance, (xii) ability to comply with the Company's general working capital and debt service requirements,
(xiii) ability to be able to continue to borrow under the Company's revolving line of credit, (xiv) sale of the Industrial Products Business, (xv) adequate cash flows to meet its presently anticipated capital requirements, and (xvi) ability of the EDNC Baytown
Plant to generate $35 to $40 million in annual gross revenues once operational. While the Company believes the expectations reflected in such Forward-Looking Statements are reasonable, it can give no assurance such expectations will prove to have been correct. There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to, (i) decline in general economic conditions, both domestic and foreign, (ii) material reduction in revenues,
(iii) material increase in interest rates; (iv) inability to collect in a timely manner a material amount of receivables,
(v) increased competitive pressures, (vi) inability to meet the "Year 2000" compliance of the computer system by the Company, its key suppliers, customers, creditors, and financial service organization, (vii) changes in federal, state and local laws and regulations, especially environmental regulations, or in interpretation of such, pending (viii) additional releases (particularly air emissions into the environment), (ix) material increases in equipment, maintenance, operating or labor costs not presently anticipated by the Company, (x) the requirement to use internally generated funds for purposes not presently anticipated,
(xi) ability to become profitable, or if unable to become profitable, the inability to secure additional liquidity in the form of additional equity or debt, (xii) the effect of additional production capacity of anhydrous ammonia in the western hemisphere,
(xiii) the cost for the purchase of anhydrous ammonia increasing or the Company's inability to purchase anhydrous ammonia on favorable terms when a current supply contract terminates, (xiv) changes in competition, (xv) the loss of any significant customer, (xvi) changes in operating strategy or development plans, (xvii) inability to fund the working capital and expansion of the Company's businesses, (xviii) adverse results in any of the Company's pending litigation, (xix) inability to obtain necessary raw materials, (xx) inability to recover the Company's investment in the aviation company, (xxi) Bayer's inability or refusal to purchase all of the Company's production at the new Baytown nitric acid plant; (xxii) continuing decreases in the selling price for the Chemical Business' nitrogen based end products, and (xxiii) other factors described in "Management's Discussion and Analysis of Financial Condition and Results of Operation" contained in this report. Given these uncertainties, all parties are cautioned not to place undue reliance on such Forward-Looking Statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the Forward-Looking Statements contained herein to reflect future events or developments.

              Independent Accountants' Review Report



Board of Directors
LSB Industries, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of LSB Industries, Inc. and subsidiaries as of June 30, 1999, and the related condensed consolidated statements of operations for the six-month and three-month periods ended June 30, 1999 and 1998, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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


Oklahoma City, Oklahoma
August 19, 1999

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


Item 2.   Changes in Securities
______    _____________________
     Not applicable.

Item 3.   Defaults upon Senior Securities
______    _______________________________
     Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders
______    ___________________________________________________

     At the Company's 1999 Annual Meeting of Shareholders held on
June 24, 1999, the following nominees to the Board of Directors were elected as directors of the Company:

                                         Number of
                                           Shares      Number of
                                       "Against" and   Abstentions
                       Number of       to "Withhold    and Broker
Name                  Shares "For"       Authority"     Non-Votes
____                  ___________      ____________     _________
Raymond B. Ackerman     9,724,111         1,652,357          0
Gerald G. Gagner        9,895,048         1,481,420          0
Bernard G. Ille         9,724,425         1,652,043          0
Donald W. Munson        9,724,411         1,652,057          0
Tony M. Shelby          9,894,144         1,481,524          0

     Messrs. Ackerman, Ille, Munson and Shelby had been serving on the Board of Directors at the time of the Annual Meeting and were reelected for a term of three (3) years. Mr. Gagner had been serving as a director of the Company at the time of the Annual Meeting and was elected for a term of one (1) year. The following are the directors whose terms of office continued after such Annual
Meeting: Robert C. Brown, M.D., Charles H. Burtch, Horace G. Rhodes and Jerome D. Shaffer, M.D.

     At the Annual Meeting, Ernst & Young, LLP, Certified Public
Accountants, was appointed as independent auditors of the Company for 1999, as follows:

                                         Number of
                                           Shares       Number of
                                       "Against" and    Abstentions
                         Number of      to "Withhold    and Broker
                       Shares "For"      Authority"      Non-Votes
                       ____________     ____________    __________

                        10,819,787          547,402        9,279

     At the Annual Meeting, the Company's 1998 Employee Stock
Option and Incentive Plan was approved as follows:

                                         Number of
                                           Shares        Number of
                                       "Against" and    Abstentions
                         Number of      to "Withhold     and Broker
                       Shares "For"      Authority"       Non-Votes
                       ___________      ____________    ___________
                         6,209,998        1,916,119      3,250,351

     At the Annual Meeting, the Company's Outside Directors Stock
Purchase Plan was approved, as follows:

                                          Number of
                                           Shares        Number of
                                       "Against" and    Abstentions
                         Number of      to "Withhold     and Broker
                       Shares "For"       Authority"     Non-Votes
                       ___________      ____________    __________
                         6,364,697        1,763,541      3,248,230

Item 5.   Other Information
______    _________________
          Not applicable.

Item 6.   Exhibits and Reports on Form 8-K
______    ________________________________
     (A) Exhibits. The Company has included the following exhibits in this report:

          4.1  Sixth Amendment dated May 10, 1999, to Amended and
          Restated Loan and Security Agreement between BankAmerica Business Credit, Inc., and Climate Master, Inc.,
          International Environmental Corporation, El Dorado Chemical Company and Slurry Explosive Corporation.

          4.2 Second Amended and Restated Loan and Security Agreement dated May 10, 1999, by and between Bank of America National Trust and Savings Association and LSB Industries, Inc., Summit Machine Tool Manufacturing Corp., and Morey Machinery Manufacturing Corporation.

          4.3 Loan and Security Agreement dated May 7, 1999, by and between Congress Financial Corporation and L&S Automotive Products Company.

          10.1 LSB Industries, Inc. 1998 Stock Option and Incentive Plan which the Company hereby incorporates by reference from Exhibit "B" to the LSB Proxy Statement, dated May 24, 1999, for Annual Meeting of Stockholders.

          10.2 LSB Industries, Inc. Outside Directors Stock Option Plan which the Company hereby incorporates by reference from Exhibit "C" to the LSB Proxy Statement, dated May 24, 1999, for Annual Meeting of Stockholders to be held June 24, 1999.

          15.1 Letter Re: Unaudited Interim Financial Information.

          27.1 Financial Data Schedule

     (B) Reports of Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended June 30, 1999.

                            SIGNATURES
                            __________

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly authorized, to sign this report on its behalf on this 23rd day of August 1999.


                              LSB INDUSTRIES, INC.



                              By:  /s/ Tony M. Shelby
                                 ______________________________________
                                 Tony M. Shelby,
                                 Senior Vice President of Finance
                                 (Principal Financial Officer)



                              By:   /s/ Jim D. Jones
                                 _______________________________________
                                  Jim D. Jones
                                  Vice President, Controller and
                                  Treasurer(Principal Accounting Officer)