Form 10-Q
period 1999-09-30
LSB INDUSTRIES INC
filed 1999-11-23
CIK 60714

2

                            FORM 10-Q

                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

     For Quarterly period ended    September 30, 1999

OR

[ ]  TRANSITION  REPORT PURSUANT TO SECTION 13 OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

     For The transition period from               to

                Commission file number     1-7677



                         LSB INDUSTRIES, INC.
         Exact name of Registrant as specified in its charter



             DELAWARE                           73-1015226
  State or other jurisdiction of              I.R.S. Employer
  incorporation or organization             Identification No.

        16 South Pennsylvania,   Oklahoma City, Oklahoma  73107
         Address of principal executive offices    (Zip Code)

                            (405) 235-4546
          Registrant's telephone number, including area code

                                 None
        Former name, former address and former fiscal year, if
                      changed since last report.


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                        YES   x        NO


The number of shares outstanding of the Registrant's voting
Common Stock, as of November 15, 1999 was 11,818,719 shares excluding 3,289,957 shares held as treasury stock.



































                             PART I

                      FINANCIAL INFORMATION


Company  or  group of companies for which report is  filed:   LSB
Industries, Inc. and all of its wholly owned subsidiaries.

The accompanying condensed consolidated balance sheet of LSB Industries, Inc. at September 30, 1999, the condensed consolidated statements of operations for the three month and nine month periods ended September 30, 1999 and 1998 and the condensed consolidated statement of cash flows for the nine month periods ended September 30, 1999 and 1998 have been subjected to a review, in accordance with standards established by the American Institute of Certified Public Accountants, by Ernst & Young LLP, independent auditors, whose report with respect thereto appears elsewhere in this Form 10-Q. The financial statements mentioned above are unaudited and reflect all adjustments, consisting only of adjustments of a normal recurring nature, except for the loss provision recognized in the second and third quarter on firm raw material purchase commitments and a lower of cost or market adjustment as discussed in Note 10 to the Condensed Consolidated Financial Statements, which are, in the opinion of management, necessary for a fair presentation of the interim periods. The results of operations for the nine months ended September 30, 1999, are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet at December 31, 1998 was derived from audited financial statements as of that date. Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, for an expanded discussion of the Company's financial disclosures and accounting policies.













                      LSB INDUSTRIES, INC.
         CONDENSED CONSOLIDATED BALANCE SHEETS (Note 11)
        (Information at September 30, 1999 is unaudited)
                     (Dollars in thousands)

                                      September 30,    December 31,
ASSETS                                     1999            1998
Current assets:

 Cash and cash equivalents              $   1,772      $   1,555

 Trade accounts receivable, net            52,814         52,730

 Inventories:
   Finished goods                          26,264         34,236
   Work in process                          7,088          7,178
   Raw materials                           14,790         22,431
                                           ______         ______
    Total inventory                        48,142         63,845

 Supplies and prepaid items                 9,939          7,809
                                           ______         ______
   Total current assets                   112,667        125,939



 Property, plant and equipment,
   net                                     94,691         99,228

 Other assets, net                         22,097         23,480
                                           ______         ______
                                        $ 229,455      $ 248,647
                                        =========      =========

                  (continued on following page)














                              LSB INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED BALANCE SHEETS (Note 11)
                (Information at September 30, 1999 is unaudited)
                             (Dollars in thousands)


                                                    September 30,     December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                    1999                1998
Current liabilities:
  Drafts payable                                       $     128       $     758
  Accounts payable                                        20,697            24,043
  Accrued liabilities                                     22,183            19,006
  Accrued losses on firm purchase
   commitments (Note 10)                                   2,605                 -
  Current portion of long-term debt (Note 6)              19,060            13,954
                                                         _______           _______
     Total current liabilities                            64,673            57,761


Long-term debt (Note 6)                                  148,099           155,688
Accrued losses on firm purchase
 commitments (Note 10)                                     4,879                 -
Commitments and Contingencies (Note 5)                         -                 -

Redeemable, noncumulative convertible
  preferred stock, $100 par value;
  1,463 shares issued and outstanding                        139               139

Stockholders' equity (Notes 3 and 7):
  Series B 12% cumulative, convertible
   preferred stock, $100 par value;
   20,000 shares issued and outstanding                     2,000           2,000
  Series 2 $3.25 convertible, exchangeable
   Class C preferred stock, $50
   stated value; 920,000 shares issued (Note 2)            46,000          46,000
  Common stock, $.10 per value 75,000,000 shares
   authorized, 15,108,676 shares issued                     1,511           1,511
  Capital in excess of par value                           39,277          38,329
  Accumulated other comprehensive loss                                     (1,559)
  Accumulated deficit                                     (60,837)        (35,166)
                                                          ________        ________
                                                           27,951          51,115
Less treasury stock, at cost:
  Series 2 Preferred, 5,000 shares                           200              200
  Common stock, (3,289,957 shares in
   1999, 3,202,690 in 1998)                               16,086           15,856
                                                          ______           _______

 Total stockholders' equity                               11,665           35,059
                                                          ______           ______
                                                       $ 229,455        $ 248,647
                                                       =========        =========

                            (see accompanying notes)


                      LSB INDUSTRIES, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)
          Nine Months Ended September 30, 1999 and 1998
        (Dollars in thousands, except per share amounts)

                                                    1999            1998
Businesses continuing at September 30,:
 Revenues:
  Net sales                                        $218,533      $232,839
  Other income                                        1,262         1,503
                                                   ________      ________
                                                    219,795       234,342
 Costs and expenses:
  Cost of sales (Note 10)                           174,004       181,121
  Selling, general and administrative                44,051        43,941
  Interest                                           13,259        12,722
 Provision for loss on firm purchase commitments
   (Note 10)                                          8,439             -
                                                    _______       _______
                                                    239,753       237,784
                                                    _______       _______
 Loss before businesses disposed of and
  provision for income taxes                       (19,958)        (3,442)

 Businesses disposed of (Note 9):
  Revenues                                           7,461         11,402
  Operating costs, expenses and interest             9,419         13,175
                                                    ______         ______
                                                    (1,958)        (1,773)

  Gain (loss) on disposal of businesses             (1,971)        12,993
                                                    ______         ______
                                                    (3,929)        11,220
                                                    _______        ______

 Income (loss) before provision for income taxes   (23,887)         7,778
 Provision for income taxes                            102            275
                                                   ________        _______
 Net income (loss)                                $(23,989)        $7,503
                                                  =========        =======
 Net income (loss) applicable to common stock
  (Note 2)                                        $(26,415)        $5,077
                                                  =========        =======

 Weighted average common shares (Note 2):
  Basic                                         11,843,887     12,502,320
  Diluted                                       11,843,887     13,351,504

 Income (loss) per common share (Note 2):
  Basic                                          $   (2.23)   $       .41
                                                 ==========   ===========
  Diluted                                        $   (2.23)   $       .39
                                                 ==========   ===========


                    (See accompanying notes)










                      LSB INDUSTRIES, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)
         Three Months Ended September 30, 1999 and 1998
        (Dollars in thousands, except per share amounts)

                                                     1999           1998
Businesses continuing at September 30:
 Revenues:
  Net Sales                                    $   68,955       $  75,578
  Other income                                      1,408             149
                                                  _______         _______
                                                   70,363          75,727
 Costs and expenses:
  Cost of sales (Note 10)                          56,621          59,997
  Selling, general and administrative              15,190          14,243
  Interest                                          4,425           4,119
  Provision for loss on firm purchase
    commitments (Note 10)                             939               -
                                                   _______         _______
                                                   77,175          78,359
                                                   _______         _______
 Loss before business disposed of and
  provision for income taxes                      (6,812)          (2,632)
 Business disposed of (Note 9):
  Revenues                                          1,088           3,192
  Operating costs, expenses and interest            1,315           3,741
                                                   _______         _______
                                                     (227)            (549)
                                                   _______         _______
 Loss before provision for income taxes            (7,039)          (3,181)
 Provision for income taxes                            52               15
                                                   _______         ________
 Net loss                                       $  (7,091)         $(3,196)
                                                ==========         ========

 Net loss applicable to common stock (Note 2)   $  (7,894)         $(3,999)
                                                ==========         ========

 Weighted average common shares
  (Note 2):
  Basic and Diluted                              11,818,719      12,184,598

 Loss per common share (Note 2):
  Basic and Diluted                             $     (.67)         $  (.33)
                                                ===========       ==========

                    (see accompanying notes)







                              LSB INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                  Nine Months ended September 30, 1999 and 1998
                             (Dollars in thousands)

                                                        1999           1998

Cash flows from operations:
 Net income (loss)                                   $ (23,989)    $  7,503
 Adjustments to reconcile net income
    (loss) to cash flow  provided(used)
    by operations:
   Depreciation, depletion and amortization:
    Property, plant and equipment                        8,728        8,948
    Other                                                  954        1,226
   Provision for possible losses on receivables
     and other assets                                      994        1,588
   Inventory write down and provision for loss
     on firm purchase commitments, net
     of amount realized                                  9,356            -
   Gain on sale of assets                                    -         (591)
   Loss (gain) on businesses disposed of                 1,971      (12,993)
   Cash provided (used) by changes in assets and
     liabilities, exclusive of
     businesses disposed of:
      Trade accounts receivable                           (105)      (7,863)
      Inventories                                         5,720       1,105
      Supplies and prepaid items                        (2,122)      (2,115)
      Accounts payable                                  (3,547)      (5,255)
      Accrued liabilities                                5,044        6,428
                                                        _______      _______
 Net cash provided (used) by operations                  3,004       (2,019)

Cash flows from investing activities:
    Capital expenditures                                (5,781)      (6,157)
    Principal payments on loans receivable                 480          308
    Proceeds from sales of equipment and real
     estate properties                                   1,248        1,742
    Proceeds from sale of business disposed of           4,961       29,266
    Increase in other assets                              (349)      (3,096)
                                                         ______      _______
 Net cash provided by investing activities                 559       22,063
Cash flows from financing activities:
    Payments on long-term and other debt                (7,274)     (19,878)
    Borrowings on term notes                             3,539          150
    Net change in revolving debt facilities              2,931        1,373
    Net change in drafts payable                         (630)          358
    Dividends paid (Note 3):
        Preferred Stocks                                (1,682)      (2,426)
        Common Stocks                                        -         (124)
    Purchases of treasury stock (Note 3)                  (230)      (3,181)
    Net proceeds from issuance of common stock               -           72
                                                        _______      _______

 Net cash used by financing activities                   (3,346)    (23,656)
                                                         _______    ________
 Net increase (decrease) in cash and cash
  equivalents from all activities                           217      (3,612)
Cash and cash equivalents at beginning of period          1,555       4,934
                                                         _______     _______
Cash and cash equivalents at end of period                1,772       1,322
                                                         =======     =======

                            (see accompanying notes)

                      LSB INDUSTRIES, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
          Nine Months Ended September 30, 1999 and 1998


Note   1:    Income Taxes.   At December 31, 1998, the Company had
regular tax net operating loss ("NOL") carryforwards for tax purposes of approximately $63.8 million (approximately $31.4 million alternative minimum tax NOLs). Certain amounts of regular-tax NOL expire beginning in 1999.

The Company's provision for income taxes for the nine months ended September 30, 1999 of $102,000 is for current state income taxes and federal alternative minimum tax.

Note  2:   Earnings   (Loss)  Per Share Net income or loss applicable
to common stock is computed by adjusting net income or loss by the amount of preferred stock dividend requirements. Basic
income or loss per common share is based upon the weighted
average number of common shares outstanding during each period after giving appropriate effect to preferred stock dividend
requirements.  Diluted income or loss per share is based on the weighted  average number of common shares and dilutive common equivalent shares outstanding and the assumed conversion of
dilutive convertible securities outstanding, if any, after
appropriate adjustment for interest, net of related income tax effects on convertible notes payable, as applicable. The Company has stock options, convertible preferred stock, and a
convertible note payable, which are potentially dilutive. All of these potentially dilutive securities were antidilutive for the first nine months  of  1999  and  the  three  month  periods  ended
in   1999   and 1998 and have thus, been excluded from the computation of diluted loss per share.

For    the    three   months   ended   September   30,   1999,
the   Company's
Board   of   Directors   did   not   declare   dividends   be
paid   on    the
Company's    Series    2   $3.25   Convertible   Class   C
preferred    stock.
Dividends   in   arrears   at   September  30,  1999,   amounted
to   $743,438
($.81 per share).











                              LSB INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                  Nine Months Ended September 30, 1999 and 1998

Note 2: Earnings Per Share (continued)
The following table sets forth the computation of basic and diluted earnings per share:

                                                      Nine Months            Three Months
                                                   (Dollars inthousands, except per share amounts)

                                                    1999   1998          1999       1998
Numerator:
  Numerator for 1998 diluted earnings per
   share - net  income (loss)                   $(23,989) $ 7,503    $ (7,091)  $ (3,196)
  Preferred stock dividend  requirements          (2,426)  (2,426)       (803)      (803)
                                                _________ ________   _________  _________

  Numerator for 1999 and 1998 basic and 1999
   diluted  earnings per share - income
   (loss) available to  common stockholders     $(26,415) $ 5,077    $ (7,894)  $ (3,999)
Preferred stock dividends on preferred stock
   assumed  to be converted                            -      195           -          -

Numerator for 1998 diluted earnings per share   $(26,415) $ 5,272    $ (7,894)  $ (3,999)
                                               ========== ========   =========  =========

Denominator:
  Denominator for basic earnings per
   share - weighted-average shares           11,843,887 12,502,320  11,818,719  12,184,598
  Effect of dilutive securities:
   Employee stock options                             -    119,118           -           -
   Convertible preferred stock                        -    726,066           -           -
   Convertible note payable                           -      4,000           -           -
                                              _________    ________ __________  ___________
  Dilutive potential common  shares                   -    849,184           -           -
                                              _________    ________ __________  ___________

  Denominator for diluted earnings
   per share - adjusted weighted -average
   shares and assumed                        11,843,887  13,351,504 11,818,719  12,184,598
   conversions
Basic earnings (loss) per share               $  (2.23)  $      .41  $    (.67)  $   (.33)
                                              =========  ==========  ==========  =========
Diluted earnings (loss) per share             $  (2.23)  $      .39  $    (.67)  $   (.33)
                                              =========  ==========  ==========  =========





                              LSB INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                  Nine Months Ended September 30, 1999 and 1998


Note 3: Stockholders' Equity
The table below provides detail of activity in the stockholders' equity accounts for the nine months ended September 30, 1999:

                                    Non-   Capital  Accumulated   Accumulated  Treasury  Treasury  Total
                   Common          redeem-    in    comprehensive      deficit    stock    stock
                   stock            able    excess     loss                      Common  Preferred
                  Shares  Par value
                                                          (in thousands)
               15,109    $1,511 48,000  38,329   (1,559)           (35,166) (15,856)   (200)  35,059
Balance at December 31, 1998
Net Loss
Foreign Currency
  translation                                                          (23,989)                  (23,989)
  adjustment                                          1,559                                        1,559
 Total comprehensive
  income (Note 8)                                                                                (22,430)
 Expiration of employee
  stock option and related
  accrued compensation                          948                                               948
 Dividends declared:
  Series B 12% preferred
   stock ($9.00 per share)(180)                 (180)
  Series 2 preferred stock(1,487)               (1,487)
   ($1.624 per share)
  Redeemable preferred stock
   ($10.00 per share)    (15)            (15)
 Purchase of treasury stock    (230)          (230)




                             (1)
 Balance at September 30,
   1999                    15,109 $ 1,511 $48,000 $39,277 $ $(60,837)$(16,086) $(200) $11,665

(1) Includes 3,290 shares of the Company's Common Stock held in treasury. Excluding the 3,290 shares held in treasury, the outstanding shares of the Company's Common Stock at September 30, 1999 were 11,819


              LSB INDUSTRIES, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
          Nine Months Ended September 30, 1999 and 1998


Note 4: Segment Information

                                       Nine Months       Three
Months
                                     Ended September    Ended
September
                                           30,                30,
                                               (in thousands)

                                       1999     1998     1999  1998
Net sales:
 Businesses continuing:
   Chemical                         $  98,429 $100,815  $ 28,739 $31,500
   Climate Control                     86,559   89,894    30,53430,637
   Automotive Products                 26,955   31,274     7,96210,076
   Industrial Products                  6,590   10,856     1,7203,365
 Business disposed of - Chemical        7,462   11,403     1,088
3,195
                                    $ 225,995 $224,242  $ 70,043 $
78,773

Operating profit (loss):
 Businesses continuing:
   Chemical:
    Recurring operations            $  1,724  $  7,135  $  (802) $
530
    Loss on purchase commitments      (8,439)              (939)
                                      (6,715)    7,135   (1,741)
530


  Climate Control                      8,144    10,395    2,429
4,083
  Automotive Products                 (1,284)     (337)    (985)
(408)
  Industrial Products                 (1,318)     (780)    (405)
(262)
 Business to be disposed of -
   Chemical                           (1,632)   (1,433)    (143)
(439)
                                      (2,805)   14,980     (845)
3,504

 General corporate expenses and
  other                               (5,526)   (7,133)  (1,685)
(2,462)

 Interest expense:
   Business disposed of                 (326)     (340)     (84)
(104)
   Recurring operations              (13,259)  (12,722)  (4,425)
(4,119)
                                     (13,585)  (13,062)  (4,509)
(4,223)

Gain (loss)on business disposed
 of                                   (1,971)   12,993
 Income (loss) before provision for
  income taxes                      $(23,887) $  7,778  $(7,039) $
(3,181)











                      LSB INDUSTRIES, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
          Nine Months Ended September 30, 1999 and 1998


Note 5: Commitments and Contingencies

Nitric Acid Project

In June 1997, two wholly owned subsidiaries of the Company, El Dorado Chemical Company ("EDC"), and El Dorado Nitrogen Company ("EDNC"), entered into a series of agreements with Bayer Corporation ("Bayer") (collectively, the "Bayer Agreement"). Under the Bayer Agreement, EDNC agreed to act as an agent to construct, and upon completion of construction, operate a nitric acid plant (the "EDNC Baytown Plant") at Bayer's Baytown, Texas chemical facility. The construction of the EDNC Baytown Plant was completed in May 1999, and EDNC began producing and delivering nitric acid to Bayer at that date. Sales by EDNC to Bayer out of the EDNC Baytown Plant production during the quarter ended September 30, 1999, were approximately $7.2 million. EDC guaranteed the performance of EDNC's obligations under the Bayer Agreement. Under the terms of the Bayer Agreement, EDNC is leasing the EDNC Baytown plant pursuant to a leveraged lease from an unrelated third party with an initial lease term of ten years. Upon expiration of the initial ten-year term, the Bayer Agreement may be renewed for up to six renewal terms of five years each; however, prior to each renewal period, either party to the Bayer agreement may opt against renewal. Financing of the EDNC Baytown Plant was provided by an unaffiliated lender. Neither the Company nor EDC has guaranteed any of the repayment obligations for the EDNC Baytown Plant. In connection with the leveraged lease, the Company entered into an interest rate forward agreement to fix the effective rate of interest implicit in such lease. As of September 30, 1999, the Company has deferred cost of approximately $2.8 million associated with such agreement, which will be amortized over the initial term of the lease. See Note 7, "Changes in Accounting," for the expected accounting upon adoption of SFAS #133.


Debt and Performance Guarantee

The Company previously guaranteed up to approximately $2.6 million of indebtedness of a start-up aviation company, Kestrel Aircraft Company ("Kestrel"), in exchange for a 44.9% ownership interest. At December 31, 1998, the Company had accrued the full amount of its commitment under the debt guarantees and fully reserved its investments and advances to Kestrel. In the first quarter of 1999, upon demand of the Company's guarantee, the Company assumed the obligation for a $2.0 million term note, due in equal monthly principal payments of $11,111, plus interest, through August 2004 and funded approximately $500,000
                      LSB INDUSTRIES, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
          Nine Months Ended September 30, 1999 and 1998

resulting from a subsidiary's partial guarantee of Kestrel's obligation under a revolving credit facility. In connection with the demand of the Company to perform under its guarantees, the Company and the other guarantors formed a new company ("KAC") which acquired the assets of the aviation company through foreclosure.

The Company and the other shareholders of KAC are attempting to sell the assets acquired in foreclosure. Proceeds received by the Company, if any, from the sale of KAC assets will be recognized in the results of operations when and if realized.

In  the  third  quarter  of  1999,  LSB  agreed  to  guarantee  a
performance  bond  of  $2.1  million  of  a  start-up   operation
providing services to the Company's Climate Control Division.

Purchase Commitments

As of September 30, 1999, the Chemical Business has commitments to purchase anhydrous ammonia under two contracts. The Company's purchase price of anhydrous ammonia under these contracts can be higher or lower than the current market spot price of anhydrous ammonia. Pricing is subject to variations due to numerous factors contained in these contracts. Based on the pricing index contained in one of these contracts, it is presently priced above the current market spot price. As of September 30, 1999, the Chemical Business has remaining purchase commitments of approximately 104,000 tons under this contract. At this time, the Company has reached an oral agreement in principle with the supplier of anhydrous ammonia under this contract which will allow the Company to defer quantities required to be purchased under this take or pay contract through 2002. This agreement in principle is subject to the parties evolving into a definitive agreement, and there are no assurances that a definitive agreement will be finalized. The Company will have deferred approximately $9.0 million of product from the calendar year 1999 into future periods. Should the Company and the Supplier not ultimately consummate the definitive agreement, the Company would be required to pay for such deferred volumes in January 2000. The Chemical Business is required to purchase a minimum of 7,000 tons monthly under the other contract expiring in June 2000; however, for the fourth quarter of 1999, the Supplier will be unable to deliver these required amounts.





Legal Matters

Following  is  a summary of certain legal actions  involving  the
Company:

A. In 1987, the U.S. Environmental Protection Agency ("EPA") notified one of the Company's subsidiaries, along with numerous other companies, of potential responsibility for clean up of a waste disposal site in Oklahoma. In 1990, the EPA added the site to the National Priorities List. Following the remedial investigation and feasibility study, in 1992 the Regional Administrator of the EPA signed the Record of Decision ("ROD") for the site. The ROD detailed EPA's selected remedial action for the site and estimated the cost of the remedy at $3.6 million. In 1992, the Company made settlement proposals, which would have entailed a collective payment by the subsidiaries of $47,000. The site owner rejected this offer and proposed a counteroffer of $245,000 plus a reopener for costs over $12.5 million. The EPA rejected the Company's offer, allocating 60% of the cleanup costs to the potentially responsible parties and 40% to the site operator. The EPA estimated the total cleanup costs at $10.1 million as of February 1993. The site owner rejected all settlements with the EPA, after which the EPA issued an order to the site owner to conduct the remedial design/remedial action approved for the site. In August 1997, the site owner issued an "invitation to settle" to various parties, alleging the total cleanup costs at the site may exceed $22 million.

     No legal action has yet been filed. The amount of the Company's cost associated with the clean up of the site is unknown due to continuing changes in the estimated total cost of clean up of the site and the percentage of the total waste which was alleged to have been contributed to the site by the Company. As of September 30, 1999, the Company has accrued an amount based on a preliminary settlement proposal by the alleged potential responsible parties; however, there is no assurance such proposal will be accepted. Such amount is not material to the Company's financial position or results of operations. This estimate is subject to material change in the near term as additional information is
     obtained.   The   subsidiary's   insurance   carriers   have
     been notified of this matter; however, the amount of possible coverage,if any, is not yet determinable.










                       LSB INDUSTRIES, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
          Nine Months Ended September 30, 1999 and 1998


B. On February 12, 1996, the Chemical Business entered into a Consent Administrative Agreement ("Administrative Agreement") with the state of Arkansas to resolve certain compliance issues associated with nitric acid concentrators, which was amended in January, 1997. Pursuant to the Administrative Agreement, as amended, the Chemical Business has installed additional pollution control equipment. The Chemical Business believes that the El Dorado Plant has made progress in controlling certain off-site emissions; however, such off-site emissions have occurred and continue to occur from time to time, which could result in the assessment of penalties against the Chemical Business.


     During May 1997, approximately 2,300 gallons of caustic material spilled when a valve in a storage vessel failed, which was released to a storm water drain, and according to ADPC&E records, resulted in a minor fish kill in a drainage ditch near the El Dorado Plant. In 1998, the Chemical
     Business   entered   into  a Consent
     Administrative Order ("1998 CAO") to resolve the event. The 1998 CAO includes a civil penalty in the amount of $183,700 which includes $125,000 to be paid over five years in the form of environmental improvements at the El Dorado Plant. The remaining $58,700 was paid in 1998. The 1998 CAO also requires the Chemical Business to undertake a facility wide wastewater evaluation and pollutant source control program and wastewater facility wide wastewater minimization program. The program requires that the subsidiary complete rainwater drain off studies including engineering design plans for additional water treatment components to be submitted to the State of Arkansas by August 2000. The construction of the additional water treatment components shall be completed by August 2001 and the El Dorado plant has been mandated to be in compliance with final effluent limits on or before February 2002. The wastewater program is currently expected to require future capital expenditures of approximately $5.0 million.

C. A civil cause of action has been filed against the Company's Chemical Business and five (5) other unrelated commercial explosives manufacturers alleging that the defendants allegedly violated certain federal and state antitrust laws in connection with alleged price fixing of certain explosive products. The plaintiffs are suing for an unspecified amount of damages, which, pursuant to statute, plaintiffs are requesting be trebled, together with costs. Based on the information presently available to the Company, the Company does not believe that the Chemical Business conspired with any party, including but not

                      LSB INDUSTRIES, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
          Nine Months Ended September 30, 1999 and 1998

     limited to, the five (5) other defendants, to fix prices in connection with the sale of commercial explosives. This litigation has been consolidated, for discovery purposes only, with several other actions in a multi district litigation proceeding in Utah. Discovery in this litigation is in process. The Chemical Business intends to vigorously defend itself in this matter.

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

D. During the third quarter of 1997, a subsidiary of the Company was served with a lawsuit in which approximately 27 plaintiffs have sued approximately 13 defendants, including a subsidiary of the Company alleging personal injury and property damage for undifferentiated compensatory and punitive damages of approximately $7,000,000. Specifically, the plaintiffs asserted property damage to their residence and wells, annoyance and inconvenience, and nuisance as a result of daily blasting and round-the-clock mining activities. The plaintiffs are residents living near the Heartland Coal Company ("Heartland") strip mine in Lincoln County, West Virginia, and an unrelated mining operation operated by Pen Coal Inc. During 1999, the plaintiffs withdrew all personal injury claims previously asserted in this litigation. Heartland employed the subsidiary to provide blasting materials and personnel to load and shoot holes drilled by employees of Heartland. Down hole blasting services were provided by the subsidiary at Heartland's premises from approximately August 1991, until approximately August 1994. Subsequent to August 1994, the subsidiary supplied blasting materials to the reclamation contractor at Heartland's mine. In connection with the subsidiary's activities at Heartland, the subsidiary has entered into a contractual indemnity to Heartland to indemnify Heartland under certain conditions for acts or

                      LSB INDUSTRIES, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
          Nine Months Ended September 30, 1999 and 1998

     actions taken by the subsidiary for which the subsidiary failed to take, and Heartland alleged that the subsidiary was liable thereunder for Heartland's defense costs and any losses to, or damages sustained by, the plaintiffs in this lawsuit as a result of the subsidiary's operations. This litigation has been settled with the subsidiary's payment of approximately $81,000, which was accrued in the second quarter of 1999.

E. On August 26, 1999, LSB and El Dorado were served with a complaint filed in the District Court of the Western District of Oklahoma by National Union Fire Insurance Company, seeking recovery of certain insurance premiums totaling $2,085,800 plus prejudgment interest, costs and attorneys fees alleged to be due and owing by LSB and El Dorado, related to National Union insurance policies for LSB and subsidiaries dating from 1979 through 1988.

     The parties
     have entered into an agreement in principal to settle this matter, whereby LSB will pay to National Union the amount of $521,450, plus the expedited adjudication of an amount not to exceed $650,000.The parties have entered into an agreement in principal to settle this matter, whereby LSB will pay to National Union the amount of $521,450. As a part of that agreement in principal to settle this matter, the parties have agreed in principal to adjudicate whether any additional amounts may be due to National Union, but the parties have agreed in principal that the Company's liability for any additional amounts due National Union shall not exceed $650,000. Amounts expected to be paid under this settlement were fully accrued at September 30, 1999.

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

                      LSB INDUSTRIES, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
          Nine Months Ended September 30, 1999 and 1998

senior  unsecured indebtedness of ClimaChem and its subsidiaries.
The Notes are effectively subordinated to all existing and future senior secured indebtedness of ClimaChem.

ClimaChem owns substantially all of the companies comprising the Company's Chemical and Climate Control Businesses. ClimaChem is a holding company with no assets or operations other than its investments in its subsidiaries, and each of its subsidiaries is wholly owned, directly or indirectly, by ClimaChem. ClimaChem's payment obligations under the Notes are fully, unconditionally and joint and severally guaranteed by all of the existing subsidiaries of ClimaChem, except for one subsidiary, El Dorado Nitrogen Company ("EDNC"). Separate financial statements and other disclosures concerning the guarantors are not presented herein because management has determined they are not material to investors.

Summarized consolidated unaudited balance sheet information of ClimaChem and its subsidiaries as of September 30, 1999 and
December 31, 1998 and the results of operations for the nine month and three month periods ended September 30, 1999 and 1998 are detailed below.




























                      LSB INDUSTRIES, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
          Nine Months Ended September 30, 1999 and 1998

                                       September 30,   December
31,
                                           1999             1998
                                               (in thousands)
Balance sheet data:
Cash                                     $     74        $   750
                                                0
Trade accounts receivable, net             42,159         38,817

Inventories:
  Finished goods                           10,431         14,123
  Work in process                           6,431          6,290
  Raw material                              9,216         16,954

    Total inventory                        26,078         37,367

Supplies and prepaid items                  8,682          7,023
Income tax receivable                                      2,050
Current deferred income taxes               4,837          1,338
Due from LSB and affiliates, net            2,926          1,047

Total current assets                       85,422         88,392

Property, plant and equipment, net         77,612         82,389

Notes receivable from LSB and              13,443         13,443
affiliates, net

Other assets, net                          15,779         10,480

Total assets                             $ 192,25      $ 194,704
                                                6
Accounts payable                         $  16,19      $  17,416
Accrued liabilities                             9          6,019
                                           17,761
Current portion of long-term debt           4,017         10,460

Total current liabilities                  37,977         33,895

Long-term debt                            128,974        127,471

Accrued losses on firm                      4,879
purchase commitments

Deferred income taxes                       6,454          9,580

Stockholders' equity                       13,972         23,758

Total liabilities and stockholders'      $ 192,25      $ 194,704
equity                                          6





                      LSB INDUSTRIES, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
          Nine Months Ended September 30, 1999 and 1998

                                      Nine Months      Three
Months
                                         Ended       Ended
September
                                     September 30,         30,
                                     1999    1998    1999     1998
Operations data:
Total revenues                     $192,336  $202,71  $ 60,73 $65,390
                                                   8        1
Costs and expenses:

Cost of sales                       154,675  160,099   49,117
52,660

Selling, general and                 33,232   30,566   11,637
10,217
administrative

Loss on business disposed             1,971
of

Provision for loss on firm
purchase  commitments                 8,439               939

Interest                              9,939    9,333    3,292
3,060
                                    208,256  199,998
                                                       64,985
65,937

Income (loss) before provision
(credit)  for income taxes         (15,920)    2,720  (4,254)
(547)

Provision (credit) for income       (4,575)    1,908   (1,501
208
taxes                                                       )

Net income (loss)                  $(11,345  $    81  $(2,753 $
(755
                                          )        2        )
)



   (1) Notes and other receivables from LSB and affiliates are eliminated when consolidated with LSB.


















                      LSB INDUSTRIES, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
          Nine Months Ended September 30, 1999 and 1998

In May 1999, the Company's Automotive Products Business entered into a term and revolving credit agreement with an asset based lender. This facility provides for interest at a bank's prime rate plus one percent (1%) per annum, or at the Company's option, the lender's LIBOR rate plus two and three-quarters percent (2.75%) per annum. The effective interest rate at September 30, 1999, was 8.31%. The term of this new facility is through May 7, 2001, and is renewable thereafter for successive twelve-month terms unless either party gives sixty (60) days notice of intent not to renew. As a result of the terms and conditions of this facility, outstanding borrowings under the revolving credit facility of $8.4 million at September 30, 1999 and $.6 million under the term loan are classified as long term debt due within one year (borrowings by the Automotive Products Business under the Company's previous revolving credit agreements were classified as long term debt due after one year in the accompanying condensed consolidated balance sheets as of December 31, 1998). The Automotive Products Business was required to secure such loan with substantially all of its assets. The loan agreement contains various affirmative and negative covenants, including a requirement to maintain tangible net worth of not less than $6.4 million. The Company was required to provide the lender with a $1.0 million standby letter of credit to further secure such loan. As a result of this financing, the Company's Revolving Credit Facility, that is not available to the Automotive Products Business, now provides for the elimination of its financial covenants so long as the remaining borrowing group maintains a minimum aggregate availability under such facility of at least $15 million. As of September 30, 1999, the remaining borrowing group had availability of $21.6 million.

Note 7: Change in Accounting In June, 1998, the Financial Accounting Standards Board issued Statement No. 133 ("SFAS #133"), Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 2000. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company has not yet determined when this new Statement will be adopted. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what all of the effects of SFAS #133 will be on the
                      LSB INDUSTRIES, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
          Nine Months Ended September 30, 1999 and 1998

earnings and financial position of the Company; however, the Company expects that the deferred charges associated with the interest rate forward agreement discussed in Note 5, "Nitric Acid Project," will be accounted for as a cash flow hedge upon adoption of SFAS #133, with the effective portion of the hedge being classified in equity in accumulated other comprehensive income or loss. The amount included in accumulated other comprehensive income or loss will be amortized to income over the initial term of the leveraged lease.


Note 8: Comprehensive Income The Company presents comprehensive income in accordance with Financial Accounting Standard No. 130 "Reporting Comprehensive Income" ("SFAS 130"). The provisions of SFAS 130 require the Company to classify items of other comprehensive income in the financial statements and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid in capital in the equity section of the balance sheet. Other comprehensive income for the nine-month and three-month periods ended September 30, 1999 and 1998 is detailed below.

                           Nine Months      Three Months
                         Ended September   Ended September
                               30,               30,

                          1999     1998     1999     1998
                                  (in thousands)


Net income(loss)         $(23,98  $  7,50  $ (7,09  $ (3,19
                                 9)        3       1)       6)
Foreign currency
   translation              1,55    (930)             (324)
income(loss)                   9

Total comprehensive
income                   $(22,43  $  6,57        $  $ (3,52
   (loss)                     0)        3  (7,091)       0)

Note  9:  Businesses Disposed of   On August 2, 1999 the  Company
sold substantially all the assets of its wholly owned subsidiary, Total Energy Systems Limited and its subsidiaries ("TES").

Pursuant to the sale agreement, TES retained certain of its liabilities to be liquidated from the proceeds of the sale and from the collection of its accounts receivables which were retained.

At  closing on August 2, 1999, the Company received approximately
$3.4 million, in net proceeds from the assets sold, exclusive  of
approximately   $.7   million retained by buyer related to the
final

                      LSB INDUSTRIES, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
          Nine Months Ended September 30, 1999 and 1998

reconciliation of the value of the inventory sold, after paying off $6.4 million bank debt and the purchaser assuming approximately $1.1 million of debt related to certain capitalized lease obligations. The Company expects to complete the liquidation of the assets and liabilities retained during the fourth quarter of 1999.


The loss associated with this transaction included in the accompanying Condensed Consolidated Statements of Operations for the nine months ended September 30, 1999, is approximately $1,971,000 and is comprised of disposition costs of approximately $.4 million, the recognition in earnings of the cumulative foreign currency loss of approximately $1.1 million and approximately $.6 million related to the resolution of certain environmental matters.

In  March  1998, the Company closed the sale of real estate  (the
Tower) and realized proceeds of $29.3 million, net of transaction costs and a gain on the transaction of approximately $13 million.

Note 10: Inventory Write-down and Loss on Firm Purchase Commitments Due to decreased selling prices for certain of the Chemical Business' nitrogen-based products, the Chemical Business wrote down the carrying value of certain inventories by approximately $1.6 million at June 30, 1999, representing the cost in excess of market.

The Chemical Business also has firm
uncancelable commitments to purchase anhydrous ammonia pursuant to the terms of two contracts. The purchase price(s) the Chemical Business will be required to pay for anhydrous ammonia under one of these contracts, which is for a significant percentage of the Chemical Business' anhydrous ammonia requirements, currently exceeds and is expected to continue to exceed the spot market prices throughout the purchase period. Additionally, the current excess supply of nitrate based products caused, in part, by the import of Russian nitrate, has caused a significant decline in the sales prices, with no improvement in sales prices expected in the near term. Due to the decline in sales prices, the cost to produce the nitrate based products, including the cost of the anhydrous ammonia to be purchased under the contracts, exceeds the anticipated future sales prices of such products. As a result, the accompanying Condensed Consolidated Financial Statements for the nine months ended September 30, 1999 include a provision for loss on firm purchase commitments of anhydrous ammonia required to be purchased during the remainder of the contracts of approximately $8.4 million of which approximately $4.9 million is classified as a long-term liability. The loss provision recorded for the three months ended September 30, 1999 ($.9 million), is based on the forward contract pricing existing

                      LSB INDUSTRIES, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
          Nine Months Ended September 30, 1999 and 1998

at September 30, 1999, which primarily represents an increase from pricing at June 30, 1999. This pricing can move upward or downward in future periods. Based on forward pricing existing as of November 15, 1999, the Chemical Business would not be required to recognize an additional loss. This loss provision estimate may change in the near term.

Note: 11 Liquidity and Management's Plan For the nine months ended September 30, 1999 and the year ended December 31, 1998, the Company and its subsidiaries reported net losses of $24.0 million and $1.9 million, and provided (used) cash in operating activities of $2.6 million and ($4.2) million, respectively. Due to the restrictions under the indenture to the 10 3/4% Senior Notes, the Company and its subsidiaries (other than ClimaChem and its subsidiaries) are dependent upon their separate cash flows and the restricted funds which can be
distributed from ClimaChem  and  it  subsidiaries.   For  the
nine
months  ended
September  30,  1999, and for the year ended December  31,  1998,
ClimaChem and its subsidiaries reported a net loss of $11.3 million and $2.6 million, respectively. As a result of these losses, the Company does not expect to receive any dividend distributions or tax payments from ClimaChem until at least 2001.

As of September 30, 1999, the Company and its subsidiaries other than ClimaChem and its subsidiaries, have working capital of
$.5 million (including $22.1 million of inventories and $10.7 million of accounts receivable), and long-term debt of $34.2 million ($15.0 million of which is classified as due within one year including $8.4 million of Automotive Revolver borrowing which terms provide for renewals each twelve months unless either party gives sixty days notice of intent to not renew). For the nine months ended September 30, 1999, the Company (excluding ClimaChem and its subsidiaries) had a net loss of $12.6 million, and used cash in operating activities of $.3 million. As previously announced, the Company is focusing its efforts and resources on its core businesses, Climate Control and Chemical and is evaluating the most appropriate means of realizing its investments in certain other non-core assets. These non-core assets include the Company's Automotive and Industrial Products Businesses.

As of November 15, 1999, the Company and ClimaChem, in the aggregate, have borrowing availability under the revolver of $20.5 million. ClimaChem has outstanding $105 million in Senior Notes, which require that a semi-annual interest payment of
$5,643,000 be paid on each of December 1 and June 1. If ClimaChem were to pay the December 1 interest payment on the $105 million Senior Note, such payment could
                      LSB INDUSTRIES, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
          Nine Months Ended September 30, 1999 and 1998

place the borrowing availability under the revolver at less than the required $15 million, and without a waiver from the lender, would require the Company and ClimaChem to meet certain financial convenants. As of the date of this report, the Company does not believe that, without further waivers from the lender, it and ClimaChem would be in compliance with certain of those financial convenants. If the Company does not pay the December 1, 1999 interest payment on December 1, it has thirty (30) days to cure such before it becomes an event of default under the Indenture to the 10 3/4% Senior Notes. An event of noncompliance, if not waived or remedied within the cure period provided for in the agreement, will cause an event of default. Under an event of default, among other things, the lender may declare the debt immediately due and payable. An event of default under the Indenture could result in a default of the Revolver and certain other indebtedness of the Company and its subsidiaries. As a result, the Company and ClimaChem are evaluating whether it will be in a position to make the December 1, 1999 interest payment.

Due to losses continuing to be sustained by Automotive, prior to the end of the first quarter of 2000 Automotive may not have sufficient borrowing availability under its credit facility to be able to provide for all of its currently anticipated working capital requirements. The Company is reviewing various alternatives to supplement the liquidity requirements of Automotive. The alternatives being considered include, but are not limited to selling of Automotive through a leverage buy out accompanied by additional financing to facilitate the acquisition of another automotive parts company or selling all of Automotive's finished goods inventory of one of its product lines and then becoming an exclusive supplier to the buyer for that product line. If Automotive is unable to complete any of the above or to improve its liquidity, the Company may be required to evaluate the possibility of liquidating Automotive in whole or in part. The loss if any, related to the possible alternatives being considered is not presently determinable.

In November 1999, the Company and ClimaChem retained Banc of America Securities LLC as its financial advisor, to provide assistance to the Company and ClimaChem in evaluating liquidity alternatives and providing advice concerning alternatives available to the Company and ClimaChem. The Company and ClimaChem are considering alternatives for restructuring their balance sheets, such as raising new capital and reducing debt.
At this time, the Company is not able to predict whether it will be successful in effecting the changes necessary to alleviate the weak liquidity situation of the Company and its subsidiaries. If the Company is not successful in addressing this matter in the near future, the recoverability and classification of assets and the amount and classification of liabilities may be subject to change in the near term.





































































 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS


      The  following  Management's  Discussion  and  Analysis  of
Financial Condition and Results of Operations ("MD&A") should  be read  in  conjunction  with  the  Company's  September  30,  1999
Condensed Consolidated Financial Statements.

       Certain   statements  contained  in   this   "Management's
Discussion  and  Analysis of Financial Condition and  Results  of
Operations"  may  be  deemed  forward-looking  statements.    See
"Special Note Regarding Forward-Looking Statements".

OVERVIEW

General

      The Company is pursuing a strategy of focusing on its core businesses and concentrating on product lines in niche markets where the Company has established or believes it can establish a position as a market leader. In addition, the Company is seeking to improve its liquidity and profits through liquidation of selected assets that are on its balance sheet and on which it is not realizing an acceptable return and does not reasonably expect to do so. In this regard, the Company has come to the conclusion that its Automotive and Industrial Products Businesses are non-core to the Company and the Company is pursuing various alternatives of realizing its investment in these and other non-core assets. See "Liquidity and Capital Resources" of this Management Discussion and Analysis.

      Certain statements contained in this Overview are forward-looking statements, and future results could differ materially from such statements.
































Information about the Company's operations in different  industry
segments  for  the  nine-month  and  three-month  periods   ended
September 30, 1999 and 1998 is detailed below.

                                     Nine Months Ended     Three Months
                                       September 30,      Ended September 30,
                                      1999       1998      1999    1998


                                                (in thousands)
                                                  (unaudited)
Sales:
 Businesses continuing: Chemical
   Chemical                           $ 98,429  $100,815  $ 28,739 $ 31,500
   Climate Control
   Automotive Products                  86,559    89,894   30,534 30,637
   Industrial Products                  26,955    31,274    7,962 10,076
 Business disposed of                    6,590    10,856    1,720  3,365
   Chemical(1)
                                         7,462    11,403    1,088  3,195
                                     $ 225,995  $ 244,242  $ 70,043 $ 78,773


Gross profit (loss) (2):
 Businesses continuing:
   Chemical                           $  11,306  $ 15,556  $  1,6799  $ 3,406
   Climate Control
   Automotive Products                  26,419    26,499    9,106       9,178
   Industrial Products                   5,103     6,985    1,095       2,019
 Business disposed of                    1,701     2,678      454         978
   Chemical(1)
                                         (118)       206      111          47
                                      $ 44,411  $ 51,924  $ 12,445  $ 15,628
Operating profit (loss) (3):
 Businesses continuing:
  Chemical:
   Recurring operations                $  1,724  $  7,135  $  (802)    $   530
   Loss on purchase commitments
                                       (8,439)              (939)
                                       (6,715)     7,135  (1,741)          530


   Climate Control                       8,144    10,395    2,429        4,083
   Automotive Products                 (1,284)     (337)    (985)         (408)
   Industrial Products                 (1,318)     (780)    (405)         (262)
 Business disposed of
   Chemical(1)                         (1,632)   (1,433)    (143)         (439)
                                       (2,805)    14,980    (845)        3,504


General corporate expenses             (5,526)   (7,133)  (1,685)      (2,462)

Interest expense:
 Business disposed of                    (326)     (340)     (84)        (104)
 Recurring operations                 (13,259)  (12,722)  (4,425)      (4,119)
                                      (13,585)   (13,062)  (4,509)      (4,223)


Gain (loss) on businesses disposed      (1,971)    12,993
 of
Income (loss) before provision for
  income taxes                        $ (23,887)  $ 7,778  $(7,039)   $ (3,181)





(1) On August 2, 1999, the Company sold substantially all the assets of its wholly owned Australian subsidiary, TES. See Note 9 of Notes to Condensed Consolidated Financial Statements for further information. The operating results for TES have been presented separately in the above table.

(2) Gross profit by industry segment represents net sales less cost of sales.

(3) Operating profit (loss) by industry segment represents revenues less operating expenses before deducting general corporate expenses, interest expense and income taxes and before loss on business disposed of in 1999 and gain on sale of the Tower in 1998.


Chemical Business

      Sales in the Chemical Business (excluding the Australian subsidiary in which substantially all of its assets were disposed of in August, 1999) have decreased from $100.8 million in the nine months ended September 30, 1998 to $98.4 million in the nine months ended September 30, 1999 and the gross profit (excluding the Australian subsidiary and the provision for loss on firm purchase commitments) has decreased from $15.6 million in 1998 to $11.3 in 1999. The gross profit percentage (excluding the Australian subsidiary and the provision for loss on firm purchase commitments) has decreased from 15.4% in 1998 to 11.5% in 1999 primarily as a result of lower unit sales prices and a $1.6million inventory writedown as discussed below.

      As of September 30, 1999, the Chemical Business has commitments to purchase anhydrous ammonia under two contracts. The Company's purchase price of anhydrous ammonia under these contracts can be higher or lower than the current market spot price of anhydrous ammonia. Pricing is subject to variations due to numerous factors contained in these contracts. Based on the pricing index contained in one of these contracts, it is presently priced above the current market spot price. As of September 30, 1999, the Chemical Business has remaining purchase commitments of approximately 104,000 tons under this contract. At this time, the Company has reached an oral agreement in principle with the supplier of anhydrous ammonia under this contract which will allow the Company to defer quantities required to be purchased under this take or pay contract through 2002. This agreement in principle is subject to the parties evolving into a definitive agreement, and there are no assurances that a definitive agreement will be finalized. The Company will have deferred approximately $9.0 million of product from the calendar year 1999 into future periods. Should the Company and the Supplier not ultimately consummate the definitive agreement, the Company would be required to pay for such deferred volumes in January 2000. The Chemical Business is required to purchase a minimum of 7,000 tons monthly under the other contract expiring in June 2000; however, for the fourth quarter of 1999, the Supplier will be unable to deliver these required amounts.

      As stated above, the Chemical Business has commitments to purchase anhydrous ammonia pursuant to the terms of two contracts. The purchase price(s) the Chemical Business will be required to pay for anhydrous ammonia under one of these contracts currently exceeds and is expected to continue to exceed the spot market prices throughout the purchase period. Additionally, the current excess supply of nitrate based products, caused, in part, by the import of Russian nitrate, has caused a significant decline in the sales prices; no improvement in sales prices is expected in the near term. This decline in sales price has resulted in the cost of anhydrous ammonia purchased under these contracts when combined with manufacturing and distribution costs, to exceed anticipated future sales prices. As a result, the accompanying Condensed Consolidated Financial Statements include a loss provision of approximately
$8.4 million for anhydrous ammonia required to be purchased during the remainder of the contracts. The provision for loss at September 30, 1999 is based on the forward contract pricing existing at September 30, 1999, and estimated market prices for products to be manufactured and sold during the remainder of the contracts. There are no
assurances  that  such  estimates  will prove  to   be
accurate.  Differences, if any, in the estimated future  cost  of anhydrous ammonia and the actual cost in effect at the time of purchase and differences in the estimated sales prices and actual sales prices of products manufactured could cause the Company's operating results to differ from that estimated in arriving at the loss provision recorded at September 30, 1999. The Chemical Business currently has an excess inventory of nitrogen based products on hand. During the third quarter of 1999, two of the Chemical Businesses nitric acid plants and one of its prill plants were temporarily shut down due to the excessive supply of ammonium nitrate at the Chemical Business and in the market place. The plants that have been shut down have increased the Chemical Business' losses in the third quarter due to overhead costs that continue even though product is not being produced at the plants temporarily shut down. Subject to market demand and pricing for the Chemical Business products improving, it is anticipated that these plants will resume production in the first quarter of 2000. There are no assurances that the Chemical Business will not be required to record additional loss provisions in the future. Based on the forward pricing existing as of November 15, 1999, the Chemical Business would not be required to recognize an additional loss on the anhydrous ammonia purchase contracts. See "Special Note Regarding Forward Looking Statements."

      Due to decreased selling prices for certain of the Chemical Business' nitrogen-based products, the Chemical Business also wrote down the carrying value of certain inventories by approximately $1.6 million at June 30, 1999, representing the cost in excess of market value.
      The Chemical Business is a member of an organization of domestic fertilizer grade ammonium nitrate producers which is seeking protection from unfairly low priced Russian ammonium nitrate. This industry group filed a Petition with the U.S. Intentional Trade Commission and the U.S. Department of Commerce to perform an antidumping investigation and, if warranted, impose relief from Russian dumping. The International Trade Commission has rendered a favorable preliminary determination as to the presence of injury to U.S. producers of ammonium nitrate as a result of Russian ammonium nitrate in the U.S. market. In addition, the U.S. Department of Commerce has issued a preliminary affirmative determination of "critical circumstances", which means that if an antidumping duty order is eventually imposed, it may apply retroactively to any shipments of Russian ammonium nitrate entered into the United States as early as October, 1999. It is not known whether the antidumping Petition will be successful upon conclusion of the U.S. Government's investigation.

      In June 1999, a subsidiary of the Company completed its obligations pursuant to an agreement to construct a nitric acid plant located within Bayer's Baytown, Texas chemical plant
complex.   This  plant  is  being  operated  by a
subsidiary and is supplying nitric acid to Bayer under a long-term supply contract. Sales from this plant were approximately $7.2 million during the quarter ended September 30, 1999. Management estimates that, at full production capacity based on terms of the Agreement and, based on the price of anhydrous ammonia as of the date of this report, the plant should generate approximately $35 million in annual gross revenues. Unlike the Chemical Business' regular sales volume, the market risk on this additional volume is much less since the contract provides for recovery of costs, as defined, plus a profit. The Company's subsidiary is leasing the nitric acid plant pursuant to a leverage lease from an unrelated third party for an initial term of ten (10) years which, began on June 23, 1999. See "Special Note Regarding Forward Looking Statements."

       The results of operation of the Chemical Business' Australian subsidiary had been adversely affected due to adverse economic developments in certain countries in Asia. As these adverse economic conditions in Asia continued, they had an adverse effect on the Company's consolidated results of operations. As a result of the economic conditions in Australia and the adverse effect of such conditions on the Company's consolidated results of operations, the Company entered into an agreement to dispose of this business. On August 2, 1999 substantially all the assets were sold and a loss of approximately $2 million was recognized.

       For  the  year  ended  December 31, 1998,  the  Australian subsidiary had revenues of $14.2 million and a loss of $2.9 million. Revenues for the calendar year 1999 up to the date of sale were $7.5 million and the loss was $2.0 million, excluding the loss on the sale.


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

      Although sales of $86.6 million for the nine months ended September 30, 1999, in the Climate Control Business were approximately 3.7% less than sales of $89.9 million in the nine months ended September 30, 1998, the gross profit was approximately $26.4 million in both periods. The gross profit percentage increased from 29.5% in the first nine months of 1998 to 30.5% in the first nine months of 1999.

Automotive and Industrial Products Businesses

      As indicated in the above table, during the nine months ended September 30, 1999 and 1998, respectively, the Automotive and Industrial Products recorded combined sales of $33.5 million and $42.1 million, respectively, and reported operating losses (as defined above) of $2.6 million and $1.1 million, respectively. The net investment in assets of these Businesses has decreased during the last three years and the Company expects to realize further reductions in future periods. During the second quarter of 1999, the Automotive Business converted its investment in a wholly-owned subsidiary, International Bearings, Inc. ("IBI") to a fifty percent (50%) non-controlling investment in a joint venture ("the JV") continuing the industrial bearings business formerly operated by IBI. Automotive sold its inventory, having a book value of approximately $2.4 million to the JV for approximately $1.5 million cash and $.9 million in interest bearing notes. Automotive retains an equity interest in the JV, which has not been assigned any value at September 30, 1999. IBI retained receivables of approximately $600,000, which were fully collected as of the date of this report.

     Due to losses continuing to be sustained by Automotive, prior to the end of the first quarter of 2000, Automotive may not have sufficient borrowing availability under its credit facility to be able to provide for all of its currently anticipated working capital requirements. The Company is reviewing various alternatives to supplement the liquidity requirements of Automotive. The alternatives being considered include, but are not limited to selling of Automotive through a leverage buy out accompanied by additional financing to facilitate the acquisition of another automotive parts company or selling all of Automotive's finished goods inventory of one of its product lines and then becoming an exclusive supplier to the buyer for that product line. If
Automotive is unable to complete any of the above or to improve its liquidity, the Company may be required to evaluate the possibility of liquidating Automotive in whole or in part. The loss if any, related to the possible alternatives being considered is not presently determinable.

      The Company continues to eliminate certain categories of machines from the Industrial Products product line by not replacing those machines when sold. The Company previously announced that it is negotiating to sell its Industrial Products Business. The terms of such sale, if any, have not been finalized. The sale of the Industrial Products Business is a forward looking statement and is subject to, among other things, the Company and potential buyer agreeing to terms, the buyer's and the Company's lending institutions agreeing to the terms of the transaction, including the purchase price, approval of the Company's Board of Directors and negotiation and finalization of definitive agreements.

RESULTS OF OPERATIONS

Nine  months  ended  September 30, 1999  vs.  Nine  months  ended
September 30, 1998.

     Revenues

      Total revenues of Businesses continuing, excluding the gain on the disposition of a business in 1998, for the nine months ended September 30, 1999 and 1998 were $219.8 million and $234.3 million, respectively, a decrease of $14.5 million.

     Net Sales

      Consolidated net sales of Businesses continuing included in total revenues for the nine months ended September 30, 1999, were $218.5 million, compared to $232.8 million for the first nine months of 1998, a decrease of $14.3 million. This decrease in sales resulted principally from: (i) decreased sales in the Climate Control Business of $3.3 million primarily due to production delays related to mechanical problems with certain new equipment, (ii) decreased sales in the Automotive Products Business of $4.3 million, principally resulting from less bulk sales in 1999 to industrial users and general customer demand, and (iii) decreased sales in the Industrial Products Business of $4.3 million due to decreased sales of machine tools, and (iv) decreased sales in the Chemical Business of $2.4 million primarily due to reduced selling prices. The Company's nitrogen based products are selling at a lower price in 1999 due primarily to the import of Russian nitrate resulting in an over supply of nitrate based products (see Note 10 of Notes to Condensed Consolidated Financial Statements).



     Gross Profit

      Gross profit of Businesses continuing as a percent of sales was 20.4% for the first nine months of 1999, compared to 22.2%
for the first nine months of 1998. The decrease in the gross profit percentage was primarily the result of decreases in the Chemical and Automotive Businesses. The decrease in the Chemical Business was primarily the result of reduced selling prices for the Company's nitrogen based products. See "Overview Chemical Business "elsewhere in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion of the Chemical Business' decreased sales. The decrease in the Automotive Business was primarily due to customer mix.

     Selling, General and Administrative Expense

      Selling, general and administrative ("SG&A") expenses as a percent of net sales from businesses continuing at September 30, 1999, were 20.2% in the nine-month period ended September 30, 1999, compared to 18.9% for the first nine months of 1998. This increase is primarily the result of decreased sales volume in the Climate Control Business, the Industrial Products Business and, the Automotive Business without equivalent corresponding decreases in SG&A and increased cost of the Company sponsored medical care programs for its employees due to increased health care costs. Additionally, costs associated with new start-up operations in 1999, by the Climate Control Business, having minimal or no sales, contributed to the increase in dollars as well as expense as a percent of sales.


     Interest Expense

      Interest expense for continuing businesses of the Company was $13.3 million in the first nine months of 1999, compared to
$12.7  million  for  the first  nine  months  of  1998.   The
increase of $.6 million primarily resulted from increased borrowings.

     Provision for Loss on Firm Purchase Commitments

     The Company had a provision for loss on firm purchase commitments of $8.4 million for the nine months ended September
30,  1999.  See  discussion in Note 10  of  the  Notes  Condensed
Consolidated Financial Statements.

     Businesses Disposed of

     The  Company sold substantially all the assets of  a  wholly owned  subsidiary  in 1999.  The Company also sold  certain  real
estate  in  1998.   See discussion in Note  9  of  the  Notes  to
Condensed Consolidated Financial Statements.


     Income (Loss) Before Taxes

     The Company had a loss before income taxes of $23.9 million in the first nine months of 1999 compared to income before income taxes of $7.8 million in the nine months ended September 30, 1998. The decreased profitability of $31.7 million was primarily due to the gain on the sale of the Tower in 1998, the lower gross profit, the loss on disposition of the Australian subsidiary, lower sales, the inventory write-down and the provision for losses on purchase commitments, as previously discussed.


     Provision for Income Taxes

     As a result of the Company's net operating loss carryforward for income tax purposes as discussed elsewhere herein and in Note 1 of Notes to Condensed Consolidated Financial Statements, the Company's provisions for income taxes for the nine months ended September 30, 1999 and the nine months ended September 30, 1998 are for current state income taxes and federal alternative minimum taxes.


Three months ended September 30, 1999 vs. Three months ended
September 30, 1998

     Revenues

     Total revenues of Businesses continuing for the three months ended September 30, 1999 and 1998 were $70.4 million, and $75.7 million, respectively (a decrease of $5.3 million). Sales decreased $6.6 million and other revenues increased $1.3 million.

     Net Sales

      Consolidated net sales of Businesses continuing included in total revenue for the three months ended September 30, 1999, were $69.0 million, compared to $75.6 million for the three months ended September 30, 1998. The decrease in sales resulted principally from: (i) decreased sales in the Chemical Business of approximately $2.8 million resulting from reduced selling prices and lower demand for the Company's nitrogen based products, (ii) decreased sales by the Automotive
Business due to customer mix in 1999 and certain bulk sales to an industrial user and initial stocking order from a new retail chain store customer in 1998, and (iii) decreased sales in the
Industrial Products Business resulting from the effects of the Company limiting the product lines that it markets as well as lower demand for the products of the Business. Sales in the Climate Control Business was approximately the same in both periods.




     Gross Profit

      Gross profit of Businesses continuing was 17.9% for the third quarter of 1999, compared to 20.6% for the comparable quarter of 1998. The decrease in the gross profit percentage was primarily the result of decreases in the Chemical and Automotive Businesses. The decrease in the Chemical Business was the result of reduced selling prices for the Company's nitrogen based products. The decrease in the Automotive Business was primarily due to customer mix.


     Selling, General and Administrative Expense

      Selling, general and administrative ("SG&A") expenses as a percent of net sales from businesses continuing at September 30, 1999 were 22.0% in the three months ended September 30, 1999, compared to 18.8% for the three months ended September 30, 1998. The increase in SG&A as a percent of sales principally resulted from sales decreasing without a corresponding decrease in SG&A expense, increased cost of the Company sponsored medical care programs for its employees due to increased health care costs and costs associated with new start-up operations having minimal or no sales. SG&A expense increased approximately $.9 million while sales decreased $6.6 million.

     Interest Expense

      Interest expense for continuing businesses of the Company was $4.4 million in the three months ended September 30, 1999, compared to $4.1 million for the three months ended September
30,1998.   The  increase of $.3 million primarily  resulted  from
increased borrowings.

     Provision for Loss on Firm Purchase Commitments

      The  Company  had  a provision for loss  on  firm  purchase commitments  of $.9 million for the three months ended  September
30,  1999.   See discussion in Note 10 of the Notes to  Condensed
Consolidated Financial Statements.

     Businesses Disposed of

     The Company sold substantially all the assets of a wholly owned subsidiary in 1999. See discussion in Note 9 of the Notes
Condensed Consolidated Financial Statements.

     Loss Before Taxes

      The Company had a loss before income taxes of $7.0 million in the third quarter of 1999 compared to a loss before income taxes of $3.2 million in the third quarter 1998. The decreased profitability of $3.8 million was primarily due to the provision for losses of $.9 million on firm uncancelable purchase commitments, and decreased gross profit from sales in the Chemical and Automotive Businesses, as previously discussed.

Liquidity and Capital Resources

Cash Flow From Operations

     Historically, the Company's primary cash needs have been for operating expenses, working capital and capital expenditures. The Company has financed its cash requirements primarily through internally generated cash flow, borrowings under its revolving credit facilities, the issuance of senior unsecured notes by its wholly owned subsidiary, ClimaChem, Inc., in November 1997 and secured equipment financing.

      Net cash provided by operations for the nine months ended September 30, 1999 was $3.0 million, after $9.7 million for noncash depreciation and amortization, $1.0 million in provisions for possible losses on accounts receivable, loss on the disposition of the Australian subsidiary of $2.0 million, inventory write down for $1.6 million and provision for losses on purchase commitments of $8.4 million (net of amounts realized in costs of sales of $.6 million), and including the following changes in assets and liabilities:  (i) accounts receivable increases of  $.1  million;
(ii)  inventory decreases of $5.7 million excluding the effect of the write down; (iii) increases in supplies and prepaid items of $2.1 million; and (iv) net increases in accounts payable and accrued liabilities of $1.5 million. The increase in accounts receivable is primarily due to increased days of sales outstanding in the Climate Control Business and the Chemical Business. The decrease in inventory was due primarily to a decrease at the Automotive Products Business and the Chemical Business due to liquidation of excessive inventories partially offset by temporary increases in the Climate Control Business due to a build up of inventory in the plant due to temporary production delays. Inventory in the Automotive and Industrial Products Businesses decreased from $29.0 million at December 31, 1998, to $22.0 million at September 30, 1999.

Cash Flow From Investing And Financing Activities

      Net cash provided  by investing activities for  the
nine months ended September 30, 1999 included $6.2 million from the proceeds of the sale of the Australian subsidiary and other equipment net of $5.8 million in capital expenditures. The capital expenditures were primarily for the benefit of the Chemical and Climate Control Businesses to enhance production and product delivery capabilities.

      Net cash used by financing activities included (i) payments on long term debt of $7.3 million, (ii) net increases in revolving debt of $2.9 million, (iii) the issuance of a $3.5 million term notes, (iv) decreases in drafts payable of $.6 million, (v) dividends of $1.7 million, and (vi) treasury stock purchases of $.2 million.

      During the first six months of 1999, the Company declared and paid the following aggregate dividends: (i)$12.00 per share on each of the outstanding shares of its Series B 12% Cumulative Convertible Preferred Stock; (ii) $1.625 per share on each outstanding share of its $3.25 Convertible Exchangeable Class C Preferred Stock, Series 2; and (iii) $10.00 per share on each outstanding share of its Convertible Noncumulative Preferred Stock. In order to conserve cash, no dividends were declared or paid subsequent to June 30, 1999.


Source of Funds

      The Company is a diversified holding company, and as a result, it is dependent on credit agreements and its ability to obtain funds from its subsidiaries in order to pay its debts and obligations. The Company's wholly-owned subsidiary, ClimaChem, Inc. ("ClimaChem"), which owns substantially all of the Company's subsidiaries constituting the Chemical Business and the Climate Control Business, is restricted as to the funds that it may transfer to the Company under the terms contained in an Indenture covering the $105 million in Senior Notes issued by ClimaChem. Under the terms of the Indenture, ClimaChem and its subsidiaries cannot transfer funds to the Company, except for (i) the amount of income taxes that they would be required to pay if they were not consolidated with the Company, (ii) an amount not to exceed fifty percent (50%) of ClimaChem's consolidated net income for the year in question, and (iii) the amount of direct and indirect costs and expenses incurred by the Company on behalf of ClimaChem and ClimaChem's subsidiaries pursuant to a certain services agreement and a certain management agreement to which the companies are parties. Due to this limitation, the Company and its non-ClimaChem subsidiaries have limited resources to satisfy their obligations. The Company is seeking to improve its liquidity and profits through liquidation of selected assets that are on its balance sheet and on which it is either not realizing an acceptable return and does not reasonably expect to do so or on which the return is negative. In this regard, the Company has come to the conclusion that its Automotive and Industrial Products Businesses are non-core to the Company and Company is exploring various alternatives of realizing its investment in these and other non-core assets. There are no assurances that the Company will be successful in improving its liquidity as a result of its efforts to realize its investment in these assets.

     ClimaChem sustained a net loss of $2.6 million in the calendar year 1998 and a net loss of $11.3 million for the nine months ended September 30, 1999. Accordingly, ClimaChem and its subsidiaries were unable to transfer funds to the Company in 1998 and the first nine months of 1999, except for reimbursement of costs and expenses incurred by the Company on their behalf or in connection with certain agreements. The Company and ClimaChem's revolving credit facility provides that as long as the Company's and ClimaChem's borrowing availability under the revolver is not less than a minimum aggregate of $15 million for three consecutive business days, the Company and ClimaChem will not have to meet certain financial covenants, including tangible net worth and capital expenditures. As of November 15, 1999, the Company and ClimaChem, in the aggregate, have a borrowing availability under the revolver of $20.5 million. ClimaChem has outstanding $105 million in Senior Notes, which require that a semi-annual interest payment of $5,643,000 be paid on each of December 1 and June 1. If ClimaChem were to pay the December 1 interest payment on the $105 million Senior Note, such payment could place the borrowing availability under the revolver at less than the required $15 million, and without a waiver from the lender, would require the Company and ClimaChem to meet certain financial covenants. As of the date of this report, the Company does not believe that, without further waivers from the lender, it and ClimaChem would be in compliance with certain of those financial covenants. If the Company does not pay the December 1, 1999 interest payment on December 1, it has thirty (30) days to cure such before it becomes an event of default under the Indenture to the 10 3/4% Senior Notes. An event of noncompliance, if not waived or remedied within the cure period provided for in the agreement, will cause an event of default. Under an event of default, among other things, the lender may declare the debt immediately due and payable. An event of default under the Indenture could result in a default of the Revolver and certain other indebtedness of the Company and its subsidiaries. As a result, the Company and ClimaChem are evaluating whether it will be in a position to make the December 1, 1999 interest payment.

     The  Company  and  ClimaChem have retained Banc  of  America
Securities LLC to provide assistance to them in considering alternatives for restructuring their balance sheets, such as raising new capital and reducing debt.

      As of September 30, 1999, the Company and certain of its subsidiaries, including ClimaChem and its subsidiaries were parties to a working capital line of credit evidenced by two separate loan agreements ("Revolving Credit Agreements") with an unrelated lender ("Lender") collateralized by receivables, inventory, and proprietary rights of the Company and the subsidiaries that are parties to the Revolving Credit Agreements and the stock of certain of the subsidiaries that are borrowers under the Revolving Credit Agreements. The Revolving Credit Agreements, as amended during the second quarter of 1999, provide for revolving credit facilities ("Revolver") for total direct borrowings up to $65.0 million, including the issuance of letters of credit. The Revolver provides for advances at varying percentages of eligible inventory and trade receivables. The Revolving Credit Agreements, as amended, provide for interest at the lender's prime rate plus .5% per annum or, at the Company's option, at the Lender's LIBOR rate plus 2.875% per annum. At September 30, 1999, the effective interest rate was 8.30%. The term of the Revolving Credit Agreements is through December 31, 2000, and is renewable thereafter for successive thirteen-month terms. At September 30, 1999, the availability for additional borrowings, based on eligible collateral, approximated $22.1 million. Borrowings under the Revolver outstanding at September 30, 1999, were $18.7 million. The Revolving Credit Agreements, as amended, requires the Company to maintain certain financial ratios and contain other financial covenants, including tangible net worth requirements and capital expenditure limitations. The Company's financial covenants are not required to be met so long as the Company and it subsidiaries that are parties to the Revolving Credit Agreements maintain a minimum aggregate availability under the Revolving Credit Facility of $15.0 million. Should the availability drop below $15 million for three consecutive business days, the Company would be required to maintain the financial ratios discussed above. The annual interest on the outstanding debt under the Revolver at September 30, 1999 at the rates then in effect would approximate $1.6 million. The Revolving Credit Agreements also require the payment of an annual facility fee of 0.5% of the unused revolver and restrict the flow of funds, except under certain conditions, to subsidiaries of the Company that are not parties to the Revolving Credit Agreements.

     Under the Revolving Credit Agreements discussed above, the Company and its subsidiaries, other than ClimaChem and its subsidiaries, have the right to borrow on a revolving basis up to $6 million, based on eligible collateral. At November
15, 1999, the Company and its subsidiaries, except ClimaChem and its subsidiaries, had additional borrowing availability, based on
eligible  collateral,  of  $.6  million   under   the Revolver.

 In May of  1999, the Company's Automotive Products
Business  entered  into  a  Loan  and  Security  Agreement   (the
"Automotive Loan Agreement") with an unrelated lender (the "Automotive Lender") secured by substantially all assets of the Automotive Products Business to refinance the Automotive Products Business' working capital requirements that were previously financed under the Revolver. The Company was required to provide the Automotive Lender a $1.0 million standby letter of credit to further secure the Automotive Loan Agreement. The Automotive Loan Agreement provides a Revolving Loan Facility (the "Automotive Revolver"), Letter of Credit Accommodations and a Term Loan (the "Automotive Term Loan").

     The Automotive Revolver provides for total direct borrowings up to $16.0 million, including the issuance of letters of credit. The Automotive Revolver provides for advances at varying percentages of eligible inventory and trade receivables. The Automotive Revolver provides for interest at the rate from time to time publicly announced by First Union National Bank as its prime rate plus one percent (1%) per annum or, at the Company's option, on the Automotive Lender's LIBOR rate plus two and three quarters percent (2.75%) per annum. The Automotive Revolver also requires the payment of a monthly servicing fee of $3,000 and a monthly unused line fee equal to 0.5% of the unused credit facility. At September 30, 1999, the effective interest rate was 8.31% excluding the effect of the source fee and unused line fee (8.85% considering such fees).The term of the Automotive Revolver is through May 7, 2001, and is renewable thereafter for successive twelve month terms. At September 30, 1999, outstanding borrowings under the Automotive Revolver were $8.4 million; in addition, the Automotive Products Business had $1.7 million, based on eligible collateral, available for additional borrowing under the Automotive Revolver. As a result of the terms and conditions of this facility, outstanding borrowings at September 30, 1999, have been classified as long-term debt due within one year.

      The Automotive Loan Agreement restricts the flow of funds, except under certain conditions, between the Automotive Products
Business and the Company and its subsidiaries.

     The Automotive Term Loan is in the original principal amount of approximately $2.6 million. The Automotive Term Loan is evidenced by a term promissory note (the "Term Promissory Note") and is secured by all the same collateral as the Automotive Revolver. The interest rate of the Automotive Term Loan is the same as the Automotive Revolver discussed above. The terms of the Term Promissory Note require sixty (60) consecutive monthly principal installments (or earlier as provided in the Term Promissory note) of which the first thirty six (36) installments shall each be in the amount of $48,611, the next twenty two (22) installments shall each be in the amount of $33,333.33, and the last installment shall be in the amount of the entire unpaid principal balance. Interest payments are also required monthly as calculated on the outstanding principal balance.

      The annual interest on the outstanding debt under the Automotive revolver and Automotive term loan at September 30, 1999, at the rates then in effect would approximate $.9 million.

      In addition to the credit facilities discussed above, as of September 30, 1999, the Company's wholly owned subsidiary, DSN Corporation ("DSN"), is a party to several loan agreements with a financial company (the "Financing Company") for three projects. At September 30, 1999, DSN had outstanding borrowings of $8.9 million under these loans. The loans have repayment schedules of 84 consecutive monthly installments of principal and interest through maturity in 2002. The interest rate on each of the loans is fixed and range from 8.2% to 8.9%. Annual interest, for the three notes as a whole, at September 30, 1999, at the agreed to interest rates would approximate $.8 million. The loans are secured by the various DSN property and equipment. The loan agreements require the Company to maintain certain financial ratios, including tangible net worth requirements. In October 1999, DSN obtained a waiver from the Financing Company of the covenants through September 2000.

      A subsidiary of the Company is currently negotiating $3.5 million loan with the City of Oklahoma City to finance the working capital requirements of Climate Control's new product line of large air handlers, which the lender has approved subject to the development of definitive loan agreements. Consummation of this loan is subject to agreement on various terms and conditions, and there is no assurance that the loan will be closed. The loan, if completed, will be secured by a mortgage on the manufacturing facility and a separate unrelated parcel of property.

      Due to ClimaChem's net losses for the year 1998 and the Company's (other than ClimaChem and its subsidiaries) limited borrowing ability under the Revolver, management recommended to the Board of Directors and such recommendation was approved, that the Company discontinue payment of cash dividends on its Common Stock for periods subsequent to January 1, 1999, until the Board of Directors determines otherwise. The Company did not declare or pay the September 15, 1999 regular quarterly dividend of
$.8125 (or $743,438) on its outstanding $3.25 Convertible Exchangeable Class C Preferred Stock Series 2. In addition, as of the date of this report, after consideration of the losses reported in the accompanying Condensed Consolidated Statements of Operations for the nine months ended September 30, 1999, the Company has concluded that the Company does not have adequate liquidity to pay the December 15, 1999 regular quarterly dividend of $.8125 (or $743,438) on this Preferred Stock and does not anticipate having funds available to pay dividends on its stock for the foreseeable future.

     Future cash requirements (other than cash dividends) include working capital requirements for anticipated sales increases in the Company's core Businesses and funding for future capital expenditures. Funding for the higher accounts receivable and higher inventory requirements resulting from anticipated sales increases will be provided by cash flow generated by the Company and the revolving credit facilities discussed elsewhere in this report. Inventory reductions in the Industrial Products and Automotive Products Businesses should generate cash to supplement those Businesses' availability under their respective revolving credit facilities. In addition, the Company is also pursuing the sale of certain assets, which it does not believe are critical to its Chemical and Climate Control Businesses. In 1999, the Company has planned capital expenditures of approximately $10 million ($8.5 million of which were incurred as of September 30, 1999), primarily in the Chemical and Climate Control Businesses, a certain amount of which it anticipates will be financed by either equipment finance contracts on a term basis or operating leases and in a manner allowed under its various loan agreements. Such capital expenditures include approximately $1.5 million ($.7 million in the nine months ended September 30, 1999), which the Chemical Business anticipates spending related to environmental control facilities at its El Dorado Facility, as previously discussed in this report. The Company currently has no material commitments for capital expenditures.

      During the third quarter ended September 30, 1999, the Company announced it had decided to discontinue the spin-off of the Automotive Business to its shareholders. The decision was due primarily to the Automotive Business' inability to raise additional equity capital as a stand alone business. The Company has decided to aggressively pursue consideration of a number of alternative approaches to separate the Automotive Business from LSB.

      During 1998 and pursuant to the Company's previously announced repurchase plan, the Company purchased 909,300 shares of Common Stock, for an aggregate purchase price of $3,567,026. During the period from January 1, 1999, through June 30, 1999, the Company purchased a total of 87,267 shares of Common Stock for an aggregate amount of $230,234. The Company has not purchased any of its stock since prior to June 30, 1999.

Foreign Subsidiary

      As previously discussed in this report, on August 2, 1999, the Company substantially completed an agreement to sell substantially all of the assets of TES, effectively disposing of this portion of the Chemical Business. Under the terms of the Indenture to which ClimaChem is bound, the net cash proceeds from the sale of TES, are required (i) within 270 days from the date of the sale to be applied to the redemption of the notes issued under the Indenture or to the repurchase of such notes, or (ii) within 240 days from the date of such sale, the amount of the net cash proceeds be invested in a related business of ClimaChem or the Australian subsidiary or used to reduce indebtedness of ClimaChem. All of the proceeds received by the Company, through the date of this report (approximately US$4.5 million), have been applied to reduce the indebtedness of ClimaChem. The Company expects that the remaining net proceeds from the disposition of TES will be reinvested in related businesses of ClimaChem or used to retire additional indebtedness of ClimaChem.

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

      In 1995, a subsidiary of the Company invested approximately $2.8 million to purchase a fifty percent (50%) equity interest in an energy conservation joint venture (the "Project"). The Project had been awarded a contract to retrofit residential housing units at a US Army base, which it completed during 1996. The completed contract was for installation of energy-efficient equipment (including air conditioning and heating equipment) which would reduce utility consumption. For the installation and management, the Project will receive an average of seventy seven percent (77%) of all energy and maintenance savings during the twenty (20) year contract term. The Project spent approximately $17.5 million to retrofit the residential housing units at the US Army base. The Project received a loan from a lender to finance approximately $14.0 million of the cost of the Project. The Company is not guaranteeing any of the lending obligations of the Project. The Company's equity interest in the results of the operations of the Project were not material for the nine month periods ended September 30, 1999 and 1998.

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


Debt and Performance Guarantee

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

     In  the  third  quarter of 1999, LSB agreed to  guarantee  a
performance  bond  of  $2.1  million  of  a  start-up   operation
providing services to the Company's Climate Control Division.


Availability of Company's Loss Carry-overs

     The Company's cash flow in future years
may benefit from its ability to use net operating loss ("NOL") carry-overs from prior periods to reduce the federal income tax payments which it would otherwise be required to make with respect to income generated in such future years. Such benefit, if any is dependent on the Company's ability to generate taxable income in future periods, for which there is no assurance. Such benefit if any, will be limited by the Company's reduced NOL for alternative minimum tax purposes which was approximately $31.4 million at December 31, 1998.
As of December 31, 1998, the Company had available regular tax NOL carry-overs of approximately $63.8 million based on its federal income tax returns as filed with the Internal Revenue Service for taxable years through 1998. These NOL carry-overs will expire beginning in the year 1999. Due to its recent history of reporting net losses, the Company has established a valuation allowance on a portion of its NOLs and thus has not recognized the full benefit of its NOLs in the accompanying Condensed Consolidated Financial Statements.

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


Year 2000 Issues

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date sensitive software or embedded chips may recognize a date using "00" as the Year 1900 rather than the Year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, create invoices, or engage in similar normal business activities.

      Beginning in 1996, the Company undertook a project to enhance certain of its Information Technology ("IT") systems and install certain other technologically advanced communication systems to provide extended functionality for operational purposes. A major part of the Company's program was to implement a standardized IT system purchased from a national software distributor at all of the Company and subsidiary operations, and to install a Local Area Network ("LAN"). The IT system and the LAN necessitated the purchase of additional hardware, as well as software. The process implemented by the Company to advance its systems to be more "state-of-the art" had an added benefit in that the software and hardware changes necessary to achieve the Company's goals are Year 2000 compliant.

     Starting in 1996 through September 30, 1999, the Company has capitalized approximately $1.3 million in costs to accomplish its enhancement program. The capitalized costs include $.4 million in external programming costs, with the remainder representing hardware and software purchases. As of September 30, 1999, this IT Systems enhancement project has been substantially completed.

      The Company's plan to identify and resolve the Year 2000 Issue involved the following phases: assessment, remediation, testing, and implementation. To date, the Company has fully completed its assessment of all systems that could be significantly affected by the Year 2000. Based on assessments, the Company determined that it was required to modify or replace certain portions of its software and hardware so that those systems will properly utilize dates beyond December 31, 1999. For its IT exposures, which include financial, order management, and manufacturing scheduling systems, the Company is 100% complete on the assessment and remediation phases. As of the date of this report, the Company has completed its testing and has implemented its remediated systems for all of its businesses. The assessments also indicated that limited software and hardware (embedded chips) used in production and manufacturing systems ("operating equipment") also are at limited risk. The Company has completed its assessment and identified remedial action, which was completed in the third quarter 1999. In addition, the Company has completed its assessment of its product line and determined that the products it has sold and will continue to sell do not require remediation to be Year 2000 compliant. Accordingly, based on the Company's current assessment, the Company does not believe that the Year 2000 presents a material exposure as it relates to the Company's products.

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

      The Company has created contingency plans for certain critical applications. These contingency plans will involve, among other actions, manual workarounds, and adjusting staffing strategies. In addition, disruptions in the economy generally resulting from Year 2000 Issues could also materially adversely affect the Company. See "Special Note Regarding Forward-Looking Statements".

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


Interest Rate Risk

      The Company's interest rate risk exposure results from its debt portfolio which is impacted by short-term rates, primarily prime rate-based borrowings from commercial banks, and long term rates, primarily fixed rate notes, some of which prohibit prepayment or require substantial prepayment penalties.

     Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, for an expanded analysis of expected maturities of long term debt and its weighted average interest rates and discussion related to raw material price risk.

      As of September 30, 1999, the Company's variable rate and fixed rate debt which aggregated $167.2 million exceeded the debt's fair market value by approximately $15.8 million. The fair value of the Company's Senior Notes was determined based on a market quotation for such securities.

Foreign Currency Risk

    During 1999, the Company sold its wholly
owned subsidiary located in Australia, for which the functional currency was the local currency, the Australian dollar. Since the Australian subsidiary accounts were converted into U.S. dollars upon consolidation with the Company, declines in value of the Australian dollar to the U.S. dollar resulted in translation loss to the Company. As a result of the sale of the Australian subsidiary, which was closed on August 2, 1999, the cumulative foreign currency translation loss of approximately $1.1 million has been included in the loss on disposal of the Australian subsidiary at September 30, 1999.


































SPECIAL NOTE REGARDING
FORWARD-LOOKING STATEMENTS

      Certain statements contained within this report may be deemed "Forward Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements in this report other than statements of historical fact are Forward Looking Statements that are subject to known and unknown risks, uncertainties and other factors, which could cause actual results and performance of the Company to differ materially from such statements. The words "believe", "expect", "anticipate", "intend", "will", and similar expressions identify Forward Looking Statements. Forward Looking Statements contained herein relate to, among other things, (i) ability to improve operations and become profitable on an annualized basis, (ii) establishing a position as a market leader, (iii) the amount of the loss provision for anhydrous ammonia required to be purchased, (iv) declines in the price of anhydrous ammonia, (v) availability of net operating loss carryovers, (vi) amount to be spent in 1999 relating to compliance with federal, state and local
Environmental  laws at the El Dorado Facility, (vii)  Year  2000
issues,   (viii)  improving  liquidity  and   profits   through
liquidation of assets or realignment of assets or some other method, (ix) ability to pay December 1 interest payment on ClimaChem's $105 million in Senior Notes, (x) anticipated financial performance, (xi) ability to comply with the Company's general working capital and debt service requirements, (xii) ability to be able to continue to borrow under the Company's revolving line of credit, (xiii) sale of the Industrial Products Business, (xiv) adequate cash flows to meet its presently anticipated capital requirements and
(xv)   ability   of   the  EDNC  Baytown  Plant   to   generate
approximately $35 million in annual gross revenues once operational,(xvi) nitric acid plants resuming production in the first quarter of 2000, (xvii) consummation of an oral agreement with one of the Chemical Business' suppliers of anhydrous ammonia. While the Company believes the expectations reflected in such Forward Looking Statements are reasonable, it can give no assurance such expectations will prove to have been correct. There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to, (i) decline in general economic conditions, both domestic and foreign, (ii) material reduction in revenues, (iii) material increase in interest rates; (iv) inability to collect in a timely manner a material amount of receivables, (v) increased competitive pressures, (vi) inability to meet the "Year 2000" compliance of the computer system by the Company, its key suppliers, customers, creditors, and financial service organization, (vii) changes in federal, state and local laws and regulations, especially environmental regulations, or in interpretation of such, pending (viii) additional releases (particularly air emissions into the environment),(ix) material increases in equipment, maintenance, operating or labor costs not presently anticipated by the Company, (x) the requirement to use internally generated funds for purposes not presently anticipated,(xi) ability to become profitable, or if unable to become profitable, the inability to secure additional liquidity in the form of additional equity or debt, (xii) the effect of additional production capacity of anhydrous ammonia in the western hemisphere, (xiii) the cost for the purchase of anhydrous ammonia increasing or the Company's inability to purchase anhydrous ammonia on favorable terms when a current supply contract terminates, (xiv) changes in competition, (xv) the loss of any significant customer, (xvi) changes in operating strategy or development plans, (xvii) inability to fund the working capital and expansion of the Company's businesses, (xviii) adverse results in any of the Company's pending litigation, (xix) inability to obtain necessary raw materials, (xx) inability to recover the Company's investment in the aviation company, (xxi) Bayer's inability or refusal to purchase all of the Company's production at the new Baytown nitric acid plant; (xxii) continuing decreases in the selling price for the Chemical Business' nitrogen based end products, and (xxiii) other factors described in "Management's Discussion and Analysis of Financial Condition and Results of Operation" contained in this report. Given these uncertainties, all parties are cautioned not to place undue reliance on such Forward-Looking Statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the Forward Looking Statements contained herein to reflect future events or developments.





























Independent Accountants' Review Report



Board of Directors
LSB Industries, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of LSB Industries, Inc. and subsidiaries as of September 30, 1999, and the related condensed consolidated statements of operations for the nine-month and three-month periods ended September 30, 1999 and 1998, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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



                                               ERNST & YOUNG LLP


Oklahoma City, Oklahoma
November 15, 1999

PART II
OTHER INFORMATION

Item 1.   Legal Proceedings

    On August 26, 1999, LSB and El Dorado were served with a complaint filed in the District Court of the Western District of Oklahoma by National Union Fire Insurance Company, seeking recovery of certain insurance premiums totaling $2,085,800 plus prejudgment interest, costs and attorneys fees alleged to be due and owing by LSB and El Dorado, related to National Union insurance policies for LSB and subsidiaries dating from 1979 through 1988. The parties have entered into an agreement in principal to settle this matter, whereby LSB will pay to National Union the amount of $521,450. As a part of that agreement in principal to settle this matter, the parties have agreed in principal to adjudicate whether any additional amounts may be due to National Union, but the parties have agreed in principal that the Company's liability for any additional amounts due National Union shall not exceed $650,000.

    The  Eugene  Lowe, et al v. Teresa Trucking, Inc.  litigation
    has   been   settled  with  the  subsidiaries'   payment   of
    approximately $81,000.

Item 2.   Changes in Securities

          Not applicable.

Item 3.   Defaults upon Senior Securities

         (b) The Company's Board of Directors did not declare and pay the September 15, 1999 dividends on the Company's outstanding $3.25 Convertible Exchangeable Class C Preferred Stock, Series 2 ("$3.25 Preferred). Accrued and unpaid dividends on the $3.25 Preferred are cumulative. The amount of the total arrearage of unpaid dividends on the outstanding $3.25 Preferred is $743,438 as of the date of this report. In addition, the Company's Board of Directors has decided not to pay the December 15, 1999 dividend payment on its outstanding $3.25 Preferred. If the December 15 dividends on the $3.25 Preferred is not paid, the amount of the total arrearage of unpaid dividend payment on the outstanding $3.25 Preferred will be $1,486,876.


Item 4.   Submission of Matters to a Vote of Security Holders

          Not applicable.

Item 5.   Other Information

          Not applicable.

Item 6.   Exhibits and Reports on Form 8-K


          (A)Exhibits.   The Company has included  the  following
          exhibits in this report:


                                         10.1Waiver    of    non-
               compliance of certain covenants through September 30, 2000 included in a Loan Agreement dated October 31, 1994, as amended between DSN Corporation and the CIT Group/Equipment Financing, Inc.


                                       15.1Letter Re:   Unaudited
          Interim Financial Information

               27.1Financial Data Schedule

(B)  Reports  of  Form  8-K.   The Company  filed  the  following
     reports on Form 8-K during the quarter ended September 30, 1999:

          (i)  Form 8-K, dated July 26, 1999 (date of event: July
          6,  1999).            The  item reported  was  Item  5,
          "Other  Information", discussing         the suspension
          of trading on the New York Stock Exchange of the Company's Common Stock and $3.25 Preferred.

          (ii)  Form  8-K, dated August 17, 1999 (date of  event:
          August  2,  1999).              The item  reported  was
          Item 2 "Acquisition on Disposition of Assets" discussing the disposition of substantially all
          of  the          assets  of  the  Company's  Australian
          subsidiaries.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly authorized, to sign this report on its behalf on this 22nd day of November 1999.

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