Form 10-K
period 1999-12-31
LSB INDUSTRIES INC
filed 2000-04-14
CIK 60714

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                            FORM 10-K
(Mark One)

 /X/      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

          For the fiscal year ended:  December 31, 1999

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

                                           Name of Each Exchange
       Title of Each Class                  On Which Registered
Common Stock, Par Value $.10              Over-the-Counter
Bulletin Board*
$3.25 Convertible Exchangeable
  Class C Preferred Stock, Series 2       Over-the-Counter
Bulletin Board*
Securities Registered Pursuant to Section 12(g) of the Act:
Preferred Share Purchase Rights*

*  Delisted from the New York Stock Exchange on July 6, 1999.

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

      As of April 7, 2000, the aggregate market value of the 7,656,337 shares of voting stock of the Registrant held by non-affiliates of the Company equaled approximately $5,497,250 based on the closing sales price for the Company's common stock as reported for that date on the Over-the-Counter Bulletin Board. That amount does not include the 1,462 shares of voting Convertible Non-Cumulative Preferred Stock (the "Non-Cumulative Preferred Stock") held by non-affiliates of the Company. An active trading market does not exist for the shares of Non-Cumulative Preferred Stock.

     As of April 7, 2000, the Registrant had 11,877,411 shares of common stock outstanding (excluding 3,285,957 shares of common stock held as treasury stock).

                FORM 10-K OF LSB INDUSTRIES, INC.

                        TABLE OF CONTENTS

                                                        Page
                             PART I

Item  1.  Business

               General                                      1
               Segment Information and Foreign
                 and Domestic Operations and Export Sales   2
               Chemical Business                            3
               Climate Control Business                     8
Industrial Products Business                                11
               Employees                                    12
               Research and Development                     12
Environmental Matters                                       13


Item 2.   Properties

               Chemical Business                            15
               Climate Control Business                     16
               Industrial Products Business                 17

Item 3.   Legal Proceedings                                 17

Item 4.   Submission of Matters to a Vote of
            Security Holders                                18

Item 4A.  Executive Officers of the Company                 19

                             PART II

Item 5.   Market for Company's Common Equity
              and Related Stockholder Matters
               Market Information                           20
               Stockholders                                 20
               Other Information                            20
               Dividends                                    20

Item 6.   Selected Financial Data                           24

Item 7.   Management's Discussion and Analysis
            of Financial Condition and Results of Operations
               Overview                                     26
               Results of Operations                        34
               Liquidity and Capital Resources              38
               Impact of Year 2000                          48



                                                            Page

Item 7A.  Quantitative and Qualitative Disclosures About Market
            Risk
               General                                      49
               Interest Rate Risk                           49
               Raw Material Price Risk                      51
               Foreign Currency Risk                        51

Item 8.   Financial Statements and Supplementary Data       51

Item 9.   Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure          52


Special Note Regarding Forward-Looking Statements           53

                                   PART III                 55


                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules and
            Reports on Form 8-K                             56

                             PART I
Item 1.   BUSINESS

General

      LSB Industries, Inc. (the "Company") was formed in 1968 as an Oklahoma corporation, and in 1977 became a Delaware corporation. The Company is a diversified holding company which is engaged, through its subsidiaries, in (i) the manufacture and sale of chemical products for the explosives, agricultural and industrial acids markets (the "Chemical Business"), (ii) the manufacture and sale of a broad range of hydronic fan coils and water source heat pumps as well as other products used in commercial and residential air conditioning systems (the "Climate Control Business"), and (iii) the purchase and sale of machine tools (the "Industrial Products Business").

      The Company is pursuing a strategy of focusing on its core businesses and concentrating on product lines in niche markets where the Company has established or believes it can establish a position as a market leader. In addition, the Company is seeking to improve its liquidity and profits through liquidation of selected assets that are on its balance sheet and on which it is not realizing an acceptable return and does not reasonably expect to do so. In this regard, the Company has come to the conclusion that its Industrial and Automotive Products Businesses are non-core to the Company. As discussed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Industrial Products Business", the Company is currently evaluating opportunities to sell or realize its net investment in the Business. On April 5, 2000, the Company's Board of Directors approved a definitive plan to dispose of the Automotive Products Business. This plan will allow the Company to focus its efforts and financial resources on its core businesses. In an effort to make the Automotive Products Business viable so that it can be sold, on March 9, 2000, the Automotive Products Business acquired certain assets of the Zeller Corporation ("Zeller") representing Zeller's universal joint business. In connection with the acquisition of these assets, the Automotive Products Business assumed an aggregate of approximately $7.5 million (unaudited) in Zeller's liabilities, $4.7 million of which was funded by the Automotive Products Business primary lender. (The balance of the assumed liabilities is expected to be funded out of working capital of the Automotive Products Business). For the year ended December 31, 1999, the universal joint business of Zeller had unaudited sales of approximately $11.7 and a net loss of $1.5 million.

      In connection with the Automotive Products Business plan of disposal, the Company's Board of Directors approved a sale of the Business to an identified third party, subject to completion of certain conditions (including approval from the Automotive Products Business' primary lender). It is anticipated that this sale will be completed by June 30, 2000. Upon completion of the sale of the Automotive Products Business, the Company expects to receive notes receivable in the approximate amount of $8.0 million, such notes being secured by a second lien on the assets of the Automotive Products Business. These notes, and any payments of principal and interest, thereon, will be subordinated to the buyer's primary lender (which is the same lender that is the current primary lender to the Automotive Products Business). LSB will receive no principal payments under the notes for the first two years following the sale of the Automotive Products Business. In addition, the buyer will assume substantially all of the Automotive Products Business' debts and obligations, which at December 31, 1999, prior to the Zeller acquisition, totaled $22.2 million.

     The notes to be received by the Company will be secured by a lien on all of the assets of the buyer and its subsidiaries, with the notes to be received by the Company and liens securing payment of all of the notes subordinated to the buyer's primary lender and will be subject to any liens outstanding on the assets. As of March 31, 2000, the Automotive Products Business owes its primary lender approximately $14.0 million. After the sale, the Company will also remain a guarantor on certain equipment notes of the Automotive Products Business (which equipment notes have an outstanding principal balance of $4.5 million as of March 31, 2000) and will continue to guaranty up to $1 million of the revolving credit facility of the buyer, as it did for its Automotive Products Business. If the sale of the Automotive Products Business is completed, there are no assurances that the Company will be able to collect on the notes issued to the Company as consideration for the purchase or that the debts and obligations of the Automotive Products Business assumed by the buyer will be paid.

      The Company has classified its investment in the Automotive Products Business as a discontinued operation, reserving its net investment of approximately $7.9 million in 1999. This reserve does not include the loss, if any, which may result if the Company is required to perform on its guaranties described above.

      For the twelve month period ended December 31, 1999, 1998 and 1997, the Automotive Products Business had revenues of $33.4, $40.0 and $35.5 million, respectively and a net loss of $18.1, $4.4 and $9.7 million respectively. See Note 4 of Notes to Consolidated Financial Statements.

Segment  Information  and  Foreign and  Domestic  Operations  and
Export Sales

      Schedules of the amounts of sales, operating profit and loss, and identifiable assets attributable to each of the Company's lines of business and of the amount of export sales of the Company in the aggregate and by major geographic area for each of the Company's last three fiscal years appear in Note 17 of the Notes to Consolidated Financial Statements included elsewhere in this report.

     A discussion of any risks attendant as a result of a foreign operation or the importing of products from foreign countries appears below in the discussion of each of the Company's business segments.

      All discussions below are that of the Businesses continuing and accordingly exclude the Discontinued operations of the Automotive Products Business and the Australian subsidiary's operations sold in 1999. See discussion above and Notes 4 and 5 of the Notes to the Consolidated Financial Statements.

Chemical Business

     General

     The Company's Chemical Business manufactures three principal product lines that are derived from anhydrous ammonia: (1) fertilizer grade ammonium nitrate for the agricultural industry,
(2)  explosive grade ammonium nitrate for the mining industry and
(3) concentrated, blended and mixed nitric acid for industrial applications. In addition, the Company also produces sulfuric acid for commercial applications primarily in the paper industry. The Chemical Business products are sold in niche markets where the Company believes it can establish a position as a market leader. See "Special Note Regarding Forward-Looking Statements". The Chemical Business' principal manufacturing facility is located in El Dorado, Arkansas ("El Dorado Facility"), and its other manufacturing facilities are located in Hallowell, Kansas, Wilmington, North Carolina, and Baytown, Texas.

      For each of the years 1999, 1998 and 1997, approximately 26%, 29% and 31% of the respective sales of the Chemical Business consisted of sales of fertilizer and related chemical products for agricultural purposes, which represented approximately 13%,
14% and 16% of the Company's consolidated sales for each respective year. For each of the years 1999, 1998 and 1997, approximately 34%, 47% and 53% of the respective sales of the Chemical Business consisted of sales of ammonium nitrate and other chemical-based blasting products for the mining industry, which represented approximately 17%, 23% and 27% of the Company's 1999, 1998 and 1997 consolidated sales, respectively. For each of the years 1999, 1998 and 1997, approximately 40%, 24% and 16% of the respective sales of the Chemical Business consisted of the Industrial Acids for sale in the food, paper, chemical and electronics industries, which represented approximately 20%, 12% and 9% of the Company's 1999, 1998 and 1997 consolidated sales, respectively. Sales of the Chemical Business accounted for approximately 50%, 49% and 52% of the Company's 1999, 1998 and 1997 consolidated sales, respectively.

     Agricultural Products

     The Chemical Business produces ammonium nitrate, a nitrogen-based fertilizer, at the El Dorado Facility. In 1999, the Company sold approximately 135,000 tons of ammonium nitrate fertilizer to farmers, fertilizer dealers and distributors located primarily in the south central United States (143,000 and 184,000 tons in 1998 and 1997, respectively).

      Ammonium nitrate is one of several forms of nitrogen-based fertilizers which includes anhydrous ammonia. Although, to some extent, the various forms of nitrogen-based fertilizers are interchangeable, each has its own characteristics which produce agronomic preferences among end users. Farmers decide which type of nitrogen-based fertilizer to apply based on the crop planted, soil and weather conditions, regional farming practices and relative nitrogen fertilizer prices.

     The Chemical Business markets its ammonium nitrate primarily in Texas, Arkansas and the surrounding regions. This market, which is in close proximity to its El Dorado Facility, includes a high concentration of pasture land and row crops which favor ammonium nitrate over other nitrogen-based fertilizers. The Company has developed their market position in Texas by emphasizing high quality products, customer service and technical advice. Using a proprietary prilling process, the Company produces a high performance ammonium nitrate fertilizer that, because of its uniform size, is easier to apply than many competing nitrogen-based fertilizer products. The Company believes that its "E-2" brand ammonium nitrate fertilizer is recognized as a premium product within its primary market. In addition, the Company has developed long term relationships with end users through its network of 20 wholesale and retail distribution centers.

      In 1998 and 1999, the Chemical Business has been adversely affected by the drought conditions in the mid-south market during the primary fertilizer season, along with the importation of low priced Russian ammonium nitrate, resulting in lower sales volume and lower sales price for certain of its products sold in its agricultural markets. The Chemical Business is a member of an organization of domestic fertilizer grade ammonium nitrate producers which is seeking relief from unfairly low priced Russian ammonium nitrate. This industry group filed a petition in July 1999 with the U.S. International Trade Commission and the U.S. Department of Commerce seeking an antidumping investigation and, if warranted, relief from Russian dumping. The International Trade Commission has rendered a favorable preliminary determination that U.S. producers of ammonium nitrate have been injured as a result of Russian ammonium nitrate imports. In addition, the U.S. Department of Commerce has issued a preliminary affirmative determination that the Russian imports were sold at prices that are 264.59% below their fair market value. As a result of the Commerce Department's preliminary ruling, all imports of Russian ammonium nitrate are currently subject to potential antidumping duty liability. The Department of Commerce is due to issue a final determination by May 22, 2000 and the International Trade Commission by July 5, 2000. The relief currently in place will remain only if both agencies make final affirmative determinations. It is not known, therefore, whether the antidumping action will be successful upon conclusion of the U.S. Government's investigation. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Special Note Regarding Forward-Looking Statements".

     Explosives

      The Chemical Business manufactures low density ammonium nitrate-based explosives including bulk explosives used in surface mining. In addition, the Company manufactures and sells a branded line of packaged explosives used in construction, quarrying and other applications, particularly where controlled explosive charges are required. The Company's bulk explosives are marketed primarily through eight distribution centers, five of which are located in close proximity to the customers' surface mines in the coal producing states of Kentucky, Missouri, Tennessee and West Virginia. The Company emphasizes value-added customer services and specialized product applications for its bulk explosives. Most of the sales of bulk explosives are to customers who work closely with the Company's technical representatives in meeting their specific product needs. In addition, the Company sells bulk explosives to independent wholesalers and to other explosives companies. Packaged
explosives   are  used  for  applications  requiring   controlled
explosive charges and typically command a premium price and produce higher margins. The Company's Slurry packaged explosive products are sold nationally and internationally to other explosive companies and end-users.

      In August, 1999, the Company sold substantially all the assets of its wholly owned Australian subsidiary, Total Energy Systems Limited and its subsidiaries. See "Note 5 to Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations".




     Industrial Acids

      The Chemical Business manufactures and sells industrial acids, primarily to the food, paper, chemical and electronics industries. The Company is a leading supplier to third parties of concentrated nitric acid, which is a special grade of nitric acid used in the manufacture of plastics, pharmaceuticals, herbicides, explosives, and other chemical products. In addition, the Company produces and sells regular, blended and mixed nitric acid and a variety of grades of sulfuric acid. The Company competes on the basis of price and service, including on-time reliability and distribution capabilities. The Company provides inventory management as part of the value-added services it offers to its customers.

     EDNC Baytown Plant

      Subsidiaries within the Company's Chemical Business entered into a series of agreements with Bayer Corporation ("Bayer")(collectively, the "Bayer Agreement"). Under the Bayer Agreement, El Dorado Nitrogen Company ("EDNC") acted as an agent to construct and, upon completion of construction, is operating a nitric acid plant (the "EDNC Baytown Plant") at Bayer's Baytown, Texas chemical facility.

     Under the terms of the Bayer Agreement, EDNC leases the EDNC Baytown Plant pursuant to a leveraged lease from an unrelated third party with an initial lease term of ten years from the date on which the EDNC Baytown Plant became fully operational (in May
1999). Bayer will purchase from EDNC all of its requirements for nitric acid to be used by Bayer at its Baytown, Texas facility for ten years following May 1999. EDNC will purchase from Bayer its requirements for anhydrous ammonia for the manufacture of nitric acid as well as utilities and other services. Subject to certain conditions, EDNC is entitled to sell to third parties the amount of nitric acid manufactured at the EDNC Baytown Plant which is in excess of Bayer's requirements. The Bayer Agreement provides that Bayer will make certain net monthly payments to EDNC which will be sufficient for EDNC to recover all of its costs, as defined, plus a profit. The Company estimates that at full production capacity based on terms of the Bayer Agreement and subject to the price of anhydrous ammonia, the EDNC Baytown Plant is anticipated to generate approximately $35 million in annual gross revenues. See "Special Note Regarding Forward-Looking Statements". Upon expiration of the initial ten-year term from the date the EDNC Baytown Plant became operational, the Bayer Agreement may be renewed for up to six renewal terms of five years each; however, prior to each renewal period, either party to the Bayer Agreement may opt against renewal.

      EDNC and Bayer have an option to terminate the Bayer Agreement upon the occurrence of certain events of default if not cured. Bayer retains the right of first refusal with respect to any bona fide third-party offer to purchase any voting stock of EDNC or any portion of the EDNC Baytown Plant.

      In January, 1999, the contractor constructing the EDNC Baytown Plant informed the Company that it could not complete construction alleging a lack of financial resources. The Company and certain other parties involved in this project demanded the contractors bonding company to provide funds necessary for subcontractors to complete construction. The Company, the contractor, the bonding company and Bayer entered into an agreement which provided that the bonding company pay $12.9 million for payments to subcontractors for work performed prior to February 1, 1999. In addition, the contractor agreed to provide, on a no cost basis, project management and to incur certain other additional costs through the completion of the contract. Because of this delay, an amendment was entered into in connection with the Bayer Agreement. The amendment extended the requirement date that the plant be in production to May 31, 1999, and fully operational by June 30, 1999. The construction of the EDNC Baytown Plant was completed in May 1999, and EDNC began producing and delivering nitric acid to Bayer at that time. Sales by EDNC to Bayer out of the EDNC Baytown Plant production during 1999, were approximately $17.2 million. Financing of the EDNC Baytown Plant was provided by an unaffiliated lender. Neither the Company nor EDC has guaranteed any of the repayment obligations for the EDNC Baytown Plant. In connection with the leveraged lease, the Company entered into an interest rate forward agreement to fix the effective rate of interest implicit in such lease. See "Special Note Regarding Forward-Looking Statements" and Note 2 of Notes to Consolidated Financial Statements.

     Raw Materials

      Anhydrous ammonia represents the primary component in the production of most of the products of the Chemical Business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Chemical Business normally purchases approximately 200,000 tons of anhydrous ammonia per year for use in its manufacture of its products. Due to lower sales in 1999, the Company purchases of anhydrous ammonia were approximately 151,000 tons.

      During 1999, the Chemical Business purchased its raw material requirements of anhydrous ammonia from three suppliers at an average cost per ton of approximately $145 compared to approximately $154 per ton in 1998 and approximately $184 per ton in 1997. During the second half of 1999, the majority of the Chemical Business' raw material purchases were made under one contract as supply contracts with the other two suppliers were terminated. In October, 1999, the Chemical Business renegotiated its remaining contract, which provides the Chemical Business with an extended term to purchase the anhydrous ammonia it was required to purchase as of December 31, 1999 (96,000 tons). Under the renegotiated contract, the Chemical Business is to purchase the 96,000 tons at a minimum of 2,000 tons of anhydrous ammonia per month during 2000 and 3,000 tons per month in 2001 and 2002, at prices which could exceed or be less than the then current spot market price for anhydrous ammonia. In addition, under the renegotiated requirements contract the Company is committed to purchase 50% of its remaining requirements of anhydrous ammonia through 2002 from this third party at prices which will approximate the then current spot market price. In January, 2000, the supplier under this requirement contract agreed to supply the Chemical Business other requirements for anhydrous ammonia for a one (1) year term at approximately the then current spot market price, which one (1) year agreement is terminable on 120 days notice.

      During the second half of 1998 and during 1999, an excess supply of nitrate based products, caused, in part, by the import of Russian nitrate, has caused a significant decline in the sales prices. This decline in sales price has resulted in the cost of anhydrous ammonia purchased under the above contract when combined with manufacturing and distribution costs, to exceed anticipated future sales prices. See "Special Note Regarding Forward-Looking Statements," and Note 16 of Notes to Consolidated Financial Statements.

      The Company believes that it could obtain anhydrous ammonia from other sources in the event of a termination of the above-referenced contract.
     Seasonality

      The Company believes that the only seasonal products of the Chemical Business are fertilizer and related chemical products sold to the agricultural industry. The selling seasons for those products are primarily during the spring and fall planting seasons, which typically extend from February through May and from September through November in the geographical markets in which the majority of the Company's agricultural products are distributed. As a result, the Chemical Business increases its inventory of ammonium nitrate prior to the beginning of each planting season. Sales to the agricultural markets depend upon weather conditions and other circumstances beyond the control of the Company. The agricultural markets serviced by the Chemical Business have sustained a drought resulting in a lack of demand for the Chemical Business' fertilizer products during the 1998 and 1999 fall and spring planting seasons and have had a material adverse effect of the Company.

     Regulatory Matters

      Each of the Chemical Business' domestic blasting product distribution centers are licensed by the Bureau of Alcohol, Tobacco and Firearms in order to manufacture and distribute blasting products. The Chemical Business is also subject to extensive federal, state and local environmental laws, rules and regulations. See "Environmental Matters" and "Legal Proceedings".

     Competition

     The Chemical Business competes with other chemical companies in its markets, many of whom have greater financial and other resources than the Company. The Company believes that competition within the markets served by the Chemical Business is primarily based upon price, service, warranty and product performance.

     Developments in Asia

     During 1999, the Chemical Business sold substantially all of the assets of its Australian subsidiary. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 5 to Consolidated Financial Statements for a discussion of the terms of the sale and the loss sustained by the Company as a result of the disposition of the Chemical Business' Australian subsidiary.

Climate Control Business

     General

      The Company's Climate Control Business manufactures and sells a broad range of standard and custom designed hydronic fan coils and water source heat pumps as well as other products for use in commercial and residential heating ventilation and air conditioning ("HVAC") systems. Demand for the Climate Control Business' products is driven by the construction of commercial, institutional and residential buildings, the renovation of existing buildings and the replacement of existing systems. The Climate Control Business' commercial products are used in a wide variety of buildings, such as: hotels, motels, office buildings, schools, universities, apartments, condominiums, hospitals, nursing homes, extended care facilities, supermarkets and superstores. Many of the Company's products are targeted to meet increasingly stringent indoor air quality and energy efficiency standards. The Climate Control Business accounted for approximately 46%, 45% and 42% of the Company's 1999, 1998 and 1997 consolidated sales, respectively.

     Hydronic Fan Coils

      The Climate Control Business is a leading provider of hydronic fan coils targeted to the commercial and institutional markets in the U.S. Hydronic fan coils use heated or chilled water, provided by a centralized chiller or boiler through a water pipe system, to condition the air and allow individual room control. Hydronic fan coil systems are quieter and have longer lives and lower maintenance costs than comparable systems used where individual room control is required. The breadth of the product line coupled with customization capability provided by a flexible manufacturing process are important components of the Company's strategy for competing in the commercial and institutional renovation and replacement markets. See "Special Note Regarding Forward-Looking Statements".

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

     Geothermal Products

      The Climate Control Business is a pioneer in the use of geothermal water source heat pumps in residential and commercial applications. Geothermal systems, which circulate water or antifreeze through an underground heat exchanger, are among the most energy efficient systems available. The Company believes the longer life, lower cost to operate, and relatively short payback periods of geothermal systems, as compared with air-to-air systems, will continue to increase demand for its geothermal products. The Company is specifically targeting new residential construction of homes exceeding $200,000 in value. See "Special Note Regarding Forward-Looking Statements".

     Hydronic Fan Coil and Water Source Heat Pump Market

      The Company has pursued a strategy of specializing in hydronic fan coils and water source heat pump products. The annual U.S. market for hydronic fan coils and water source heat pumps is approximately $325 million. Demand in these markets is generally driven by levels of repair, replacement, and new construction activity. The U.S. market for fan coils and water source heat pump products has grown on average 14% per year over the last 4 years. This growth is primarily a result of new construction, the aging of the installed base of units, the introduction of new energy efficient systems, upgrades to central air conditioning and increased governmental regulations restricting the use of ozone depleting refrigerants in HVAC systems.

     Production and Backlog

     Most of the Climate Control Business production of the above-described products occurs on a specific order basis. The Company manufactures the units in many sizes and configurations, as required by the purchaser, to fit the space and capacity requirements of hotels, motels, schools, hospitals, apartment buildings, office buildings and other commercial or residential
structures.   As of December 31, 1999, the backlog  of  confirmed
orders for the Climate Control Business was approximately $22.1 million as compared to approximately $21.1 million at December 31, 1998. A customer generally has the right to cancel an order prior to the order being released to production. Past experience indicates that customers generally do not cancel orders after the Company receives them. As of February 29, 2000, the Climate Control Business had released substantially all of the December 31, 1999 backlog to production. All of the December 31, 1999
backlog  is  expected  to be filled by December  31,  2000.   See
"Special Note Regarding Forward-Looking Statements".

     Marketing and Distribution

     Distribution

       The  Climate  Control  Business  sells  its  products   to
mechanical contractors, original equipment manufacturers and distributors. The Company's sales to mechanical contractors primarily occur through independent manufacturers representatives, who also represent complementary product lines not manufactured by the Company. Original equipment manufacturers generally consist of other air conditioning and heating equipment manufacturers who resell under their own brand name the products purchased from the Climate Control Business in competition with the Company. Sales to original equipment manufacturers accounted for approximately 27% of the sales of the Climate Control Business in 1999 and approximately 12% of the Company's 1999 consolidated sales.

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

     Joint Ventures and Options to Purchase

     The Company has obtained an option (the "Option") to acquire 80% of the issued and outstanding stock of an Entity (the "Optioned Company") that performs energy savings contracts, primarily on US government facilities. For the Option, the Company has paid $1.3 million as of the date of this report. The term of the Option expired May 4, 1999. The Company decided not to exercise the Option. The grantors of the Option are obligated to repay to the Company $1.0 million of the Option, which obligation is secured by the stock of the Entity and other affiliates of the Optioned Company. There is no assurance that the grantors of the Option will have funds necessary to repay to the Company the amount paid for the Option. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for discussion of sale of this investment in 2000. Through the date of this report, the Company has advanced the Entity approximately $1.7 million, including accrued interest. The Company has recorded reserves of approximately $1.5 million against the loans, accrued interest and option payments. For its year ended June 30, 1999, the Entity reported an audited net income of approximately $.4 million.

      During 1994, a subsidiary of the Company obtained an option to acquire all of the stock of a French manufacturer of air conditioning and heating equipment. The Company's subsidiary was granted the option as a result of the subsidiary loaning to the parent company of the French manufacturer approximately $2.1 million. Subsequent to the loan of $2.1 million, the Company's subsidiary has loaned to the parent of the French manufacturer an additional $1.6 million. The amount loaned is secured by the stock and assets of the French manufacturer. The Company's subsidiary may exercise its option to acquire the French manufacturer by converting approximately $150,000 of the amount loaned into equity. The option is currently exercisable and will expire June 15, 2005. As of the date of this report, management of the Company's subsidiary which holds the option has not decided whether it will exercise the option.

      For 1999, 1998 and 1997, the French manufacturer had revenues of $18.9, $17.2 and $14.3 million, respectively, and reported net income of approximately $600,000, $100,000 and $300,000, respectively. As a result of cumulative losses by the French manufacturer prior to 1997, the Company established reserves against the loans aggregating approximately $1.5 million through December 31, 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

      In 1995, a subsidiary of the Company invested approximately $2.8 million to purchase a fifty percent (50%) equity interest in an energy conservation joint venture (the "Project"). The Project had been awarded a contract to retrofit residential housing units at a US Army base, which it completed during 1996. The completed contract was for installation of energy-efficient equipment (including air conditioning and heating equipment) which would reduce utility consumption. For the installation and management, the Project will receive a percent of all energy and maintenance savings during the twenty (20) year contract term. The Project spent approximately $17.9 million to retrofit the residential housing units at the US Army base. The project received a loan from a lender to finance approximately $14.0 million of the cost of the Project. The Company is not guaranteeing any of the lending obligations of the Project. The Company's equity interest in the results of the operations of the Project were not material for the years ended December, 1999, 1998 and 1997.

Industrial Products Business

     General

      The Industrial Products Business purchases and markets a proprietary line of machine tools. The current line of machine tools distributed by the Industrial Products Business includes milling, drilling, turning and fabricating machines. The Industrial Products Business purchases most of the machine tools from foreign companies, which manufacture the machine tools to the Company's specifications. This Business manufactures CNC bed mills and electrical control panels for machine tools. The Company has eliminated in the past, and continues to eliminate, certain categories of machinery from its product line by not replacing them when sold. The Industrial Products Business accounted for approximately 4%, 6% and 6% of the Company's consolidated sales in each of the years 1999, 1998 and 1997 respectively.

     As discussed in "Item 1 - Business General", the Company has concluded that its Industrial Products Business is non-core to the Company and is pursuing various alternatives of realizing its investments in these assets.

     Distribution and Market

      The Industrial Products Business distributes its machine tools in the United States. The Industrial Products Business also sells its machine tools through independent machine tool dealers throughout the United States, who purchase the machine tools for resale to end users. The principal markets for machine tools, other than machine tool dealers, consist of manufacturing and metal working companies, maintenance facilities, and utilities.

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

Employees

     As of December 31, 1999, the Company employed 1,735 persons. As of that date, (a) the Chemical Business employed 537 persons, with 106 represented by unions under agreements expiring in August, 2001 and February, 2002, (b) the Climate Control Business employed 784 persons, none of whom are represented by a union,
(c) the Industrial Products Business employed 41 persons, none of whom are represented by a union, and (d) the Automotive Products Business, which the Board of Directors approved a plan to sell or otherwise dispose of the operations, employed 311 persons, with 19 represented by unions under an agreement expiring in July, 2000 .

Research and Development

       The Company incurred approximately $713,000 in 1999, $377,000 in 1998, and $367,000 in 1997 on research and development relating to the development of new products or the improvement of existing products. All expenditures for research and development related to the development of new products and improvements are expensed by the Company.

Environmental Matters

      The Company and its operations are subject to numerous Environmental Laws and to other federal, state and local laws regarding health and safety matters ("Health Laws"). In particular, the manufacture and distribution of chemical products are activities which entail environmental risks and impose obligations under the Environmental Laws and the Health Laws, many of which provide for substantial fines and criminal sanctions for violations. There can be no assurance that material costs or liabilities will not be incurred by the Company in complying with such laws or in paying fines or penalties for violation of such laws. The Environmental Laws and Health Laws and enforcement policies thereunder relating to the Chemical Business have in the past resulted, and could in the future result, in penalties, cleanup costs, or other liabilities relating to the handling, manufacture, use, emission, discharge or disposal of pollutants or other substances at or from the Company's facilities or the use or disposal of certain of its chemical products. Significant expenditures have been incurred by the Chemical Business at the El Dorado Facility in order to comply with the Environmental Laws and Health Laws. The Chemical Business will be required to make additional significant site or operational modifications at the El Dorado Facility, involving substantial expenditures. See "Special Note Regarding Forward-Looking Statements"; "Management's Discussion and Analysis of Financial Condition and Results of Operations-Chemical Business" and "Legal Proceedings."

      Due to a consent administrative order ("CAO") entered into with the Arkansas Department of Environmental Quality ("ADEQ"), the Chemical Business has installed additional monitoring wells at the El Dorado Facility in accordance with a workplan approved by the ADEQ, and submitted the test results to ADEQ. The results indicated that a risk assessment should be conducted on nitrates present in the shallow groundwater. The Chemical Business' consultant has completed this risk assessment, and has forwarded it to the ADEQ for approval. The risk assessment concludes that, although there are contaminants at the El Dorado Facility and in the groundwater, the levels of such contaminants at the El Dorado Facility and in the groundwater do not present an unacceptable risk to human health and the environment. Based on this conclusion, the Chemical Business' consultant has recommended continued monitoring at the site for five years.

     A second consent order was entered into with ADEQ in August, 1998 (the "Wastewater Consent Order"). The Wastewater Consent Order recognizes the presence of nitrate contamination in the groundwater and requires the Chemical Business to undertake on-site bioremediation, which is currently underway. Upon completion of the waste minimization activities referenced below, a final remedy for groundwater contamination will be selected, based on an evaluation of risk. There are no known users of groundwater in the area, and preliminary risk assessments have not identified any risk that would require additional remediation. The Wastewater Consent Order included a $183,700 penalty assessment, of which $125,000 will be satisfied over five years at expenditures of $25,000 per year for waste minimization activities. The Chemical Business has documented in excess of $25,000 on expenditures for 1998 and 1999.

      The Wastewater Consent Order also required installation of an interim groundwater treatment system (which is now operating) and certain improvements in the wastewater collection and treatment system (discussed below). Twelve months after all improvements are in place, the risk will be reevaluated, and a final decision will be made on what additional groundwater remediation, if any, is required. There can be no assurance that the risk assessment will be approved by the ADEQ, or that further work will not be required.

      The Wastewater Consent Order also requires the Chemical Business to undertake a facility wide wastewater evaluation and pollutant source control program and facility wide wastewater minimization program. The program requires that the subsidiary complete rainwater drain off studies including engineering design plans for additional water treatment components to be submitted to the State of Arkansas by August 2000. The construction of the additional water treatment components is required to be completed by August, 2001 and the El Dorado plant has been mandated to be in compliance with the final effluent limits on or before February 2002. The aforementioned compliance deadlines, however, are not scheduled to commence until after the State of Arkansas has issued a renewal permit establishing new, more restrictive effluent limits. Alternative methods for meeting these requirements are continuing to be examined by the Chemical Business. The Company believes, although there can be no assurance, that any such new effluent limits would not have a material adverse effect on the Company. See "Special Note Regarding Forward-Looking Statements." The Wastewater Consent Order provided that the State of Arkansas will make every effort to issue the renewal permit by December 1, 1999; however, the State of Arkansas has delayed issuance of the permit. Because the Wastewater Consent Order provides that the compliance deadlines may be extended for circumstances beyond the reasonable control of the Company, and because the State of Arkansas has not yet issued the renewal permit, the Company does not believe that failure to meet the aforementioned compliance deadlines will present a material adverse impact. The State of Arkansas has been advised that the Company is seeking financing from Arkansas authorities for the projects required to comply with the Wastewater Consent Order and the Company has requested that the permit be further delayed until financing arrangements can be made, which requests have been met to date. The wastewater program is currently expected to require future capital expenditures of approximately $10.0 million. Negotiations for securing financing are currently underway.

      Due to certain start-up problems with the DSN Plant, including excess emissions from various emission sources, the Chemical Business and the ADEQ entered into certain agreements, including an administrative consent order (the "Air Consent Order") in 1995 to resolve certain of the Chemical Business' past violations. The Air Consent Order was amended in 1996 and 1997. The second amendment to the Air Consent Order (the "1997 Amendment") provided for certain stipulated penalties of $1,000 per hour to $10,000 per day for continued off-site emission events and deferred enforcement for other alleged air permit violations. In 1998, a third amendment to the Air Consent Order provided for the stipulated penalties to be reset at $1,000 per hour after ninety (90) days without any confirmed events. In addition, prior to 1998, the El Dorado Facility was identified as one of 33 significant violators of the federal Clean Air Act in a review of Arkansas air programs by the EPA Office of Inspector General. The Company is unable to predict the impact, if any, of such designation. See "Special Note Regarding Forward-Looking Statements." Effective May 1, 2000, the Chemical Business will be operating under a new air permit. This air permit supercedes all air-related consent administrative orders other than the Air Consent Order discussed above.

      During 1998 and 1999, the Chemical Business expended approximately $.7 million and $.9 million, respectively, in connection with compliance with federal, state and local Environmental Laws at its El Dorado Facility, including, but not limited to, compliance with the Wastewater Consent Order, as amended. The Company anticipates that the Chemical Business may spend up to $10.0 million for future capital expenditures relating to environmental control facilities at its El Dorado Facility to comply with Environmental Laws, including, but not limited to, the Wastewater Consent Order, as amended, with $2.0 million being spent in 2000 and the balance being spent in 2001. No assurance can be made that the actual expenditures of the Chemical Business for such matters will not exceed the estimated amounts by a substantial margin, which could have a material adverse effect on the Company and its financial condition. The amount to be spent during 2000 and 2001 for capital expenditures related to compliance with Environmental Laws is dependent upon a variety of factors, including, but not limited to, obtaining financing through Arkansas authorities, the occurrence of additional releases or threatened releases into the environment, or changes in the Environmental Laws (or in the enforcement or interpretation by any federal or state agency or court of competent jurisdiction). See "Special Note Regarding Forward-
Looking Statements." Additional orders from the ADEQ imposing penalties, or requiring the Chemical Business to spend more for environmental improvements or curtail production activities at the El Dorado Facility, could have a material adverse effect on the Company.

Item 2.  PROPERTIES

Chemical Business

      The Chemical Business primarily conducts manufacturing operations (i) on 150 acres of a 1,400 acre tract of land located in El Dorado, Arkansas (the "El Dorado Facility"), (ii) in a facility of approximately 60,000 square feet located on ten acres of land in Hallowell, Kansas ("Kansas Facility"), (iii) in a mixed acid plant in Wilmington, North Carolina ("Wilmington Plant"), and (iv) in a nitric acid plant in Baytown, Texas ("Baytown Plant"). The Chemical Business owns all of its manufacturing facilities except the Baytown Plant. The Wilmington Plant and the DSN Plant are subject to mortgages. The Baytown Plant is being leased pursuant to a leveraged lease from an unrelated third party.

     As of December 31, 1999, the El Dorado Facility was utilized at approximately 71% of capacity, based on continuous operation.

      The Chemical Business operates its Kansas Facility from buildings located on an approximate ten acre site in southeastern Kansas, and a research and testing facility comprising approximately ten acres, including buildings and equipment thereon, located in southeastern Kansas, which it owns.

      In addition, the Chemical Business distributes its products through 28 agricultural and explosive distribution centers. The Chemical Business currently operates 20 agricultural distribution centers, with 16 of the centers located in Texas (13 of which the Company owns and 3 of which it leases); 1 center located in Missouri (leased); and 3 centers located in Tennessee (owned). The Chemical Business currently operates 8 domestic explosives distribution centers located in Hallowell, Kansas (owned); Bonne Terre, Missouri (owned); Poca, West Virginia (leased); Owensboro, Martin and Combs, Kentucky (leased); Pryor, Oklahoma (leased) and Dunlap, Tennessee (owned).

Climate Control Business

       The Climate Control Business conducts its fan coil manufacturing operations in a facility located in Oklahoma City, Oklahoma, consisting of approximately 265,000 square feet. The Company owns this facility subject to a mortgage. As of December 31, 1999, the Climate Control Business was using the productive capacity of the above referenced facility to the extent of approximately 84%, based on three, eight-hour shifts per day and a five-day week in one department and one and one half eight-hour shifts per day and a five-day week in all other departments.

      The Climate Control Business manufactures most of its heat pump products in a 270,000 square foot facility in Oklahoma City, Oklahoma, which it leases from an unrelated party. The lease term began March 1, 1988 and expires February 28, 2003, with options to renew for additional five-year periods. The lease currently provides for the payment of rent in the amount of $52,389 per month. The Company also has an option to acquire the facility at any time in return for the assumption of the then outstanding balance of the lessor's mortgage. As of December 31, 1999, the productive capacity of this manufacturing operation was being utilized to the extent of approximately 82%, based on two nine-hour shifts per day and a five-day week in one department and one eight-hour shift per day and a five-day week in all other departments.

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

      No legal action has yet been filed. The amount of the Company's cost associated with the cleanup of the site is unknown due to continuing changes in the estimated total cost of cleanup of the site and the percentage of the total waste which was alleged to have been contributed to the site by the Company. As of December 31, 1999, the Company has accrued an amount based on a preliminary settlement proposal by the alleged potential responsible parties; however, there is no assurance such proposal will be accepted. Such amount is not material to the Company's financial position or results of operations. This estimate is subject to material change in the near term as additional information is obtained. The subsidiary's insurance carriers have been notified of this matter; however, the amount of possible coverage, if any, is not yet determinable.

      Arch Minerals Corporation, et al. v. ICI Explosives USA, Inc., et al. On May 24, 1996, the plaintiffs filed this civil cause of action against EDC and five other unrelated commercial explosives manufacturers alleging that the defendants allegedly violated certain federal and state antitrust laws in connection with alleged price fixing of certain explosive products. This cause of action is pending in the United States District Court, Southern District of Indiana. The plaintiffs are suing for an unspecified amount of damages, which, pursuant to statute, plaintiffs are seeking be trebled, together with costs. Plaintiffs are also seeking a permanent injunction enjoining defendants from further alleged anti-competitive activities. Based on the information presently available to EDC, EDC does not believe that EDC conspired with any party, including, but not limited to, the five other defendants, to fix prices in connection with the sale of commercial explosives. This action has been consolidated, for discovery purposes only, with several other actions in a multi-district litigation proceeding in Utah. Discovery in this litigation is in process. EDC intends to vigorously defend itself in this matter. See "Special Note Regarding Forward-Looking Statements."

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

     On August 26, 1999, LSB and EDC were served with a complaint filed in the District Court of the Western District of Oklahoma by National Union Fire Insurance Company, seeking recovery of certain insurance premiums totaling $2,085,800 plus prejudgment interest, costs and attorneys fees alleged to be due and owing by LSB and EDC, related to National Union insurance policies for LSB and subsidiaries dating from 1979 through 1988.

     The parties entered into an agreement to settle this matter in 1999, whereby LSB paid $200,000 in December 1999 and agreed to pay an additional $300,000 to National Union. The $300,000 is payable annually in installments of $100,000 plus interest. As a part of the agreement to settle this matter, the parties have agreed to adjudicate whether any additional amounts may be due to National Union, but the parties have agreed that the Company's liability for any additional amounts due National Union shall not exceed $650,000. Amounts expected to be paid under this settlement by EDC were fully accrued at December 31, 1999.

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

                           Position and             Served as
                           Offices with             an Officer
Name                Age    the Company                 from

Jack E. Golsen      71     Board Chairman         December, 1968
                           and President

Barry  H.  Golsen   49     Board Vice Chairman    August, 1981
                           and President of the
                           Climate Control
                           Business

David  R.  Goss     59     Senior  Vice           March, 1969
                           President of
                           Operations and
                           Director

Tony  M.  Shelby    58     Senior  Vice           March, 1969
                           President - Chief
                           Financial Officer,
                           and Director

Jim  D.  Jones      58     Vice President  -      April, 1977
                           Treasurer and
                           Corporate Controller

David  M.  Shear    40     Vice President  and    March, 1990
                           General Counsel


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

                             PART II

Item 5.   MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

Market Information

     Currently the Company's Common Stock trades on the Over-the-Counter Bulletin Board ("OTC"). Prior to July 6, 1999, the Company's Common Stock traded on the New York Stock Exchange, Inc. ("NYSE"). The following table shows, for the periods indicated, the high and low closing sales prices for the Company's Common Stock through June 30, 1999 and from July 1, 1999 through December 31, 1999 the high and low bid information for the Company's Common Stock.

                         Fiscal Year Ended
                             December 31,

                                 1999                1998

            Quarter         High     Low       High      Low

            First           3 3/8    2 9/16    4 1/2     3 13/16
            Second          2 3/4    1 1/4     4 9/16    3 13/16
            Third           1 7/8    1 1/8     4 3/8     3 1/8
            Fourth          1 3/4      9/16    3 9/16    2 15/16


Stockholders

     As of April 7, 2000, the Company had 945 record holders of its Common Stock.

Other Information

      The Company's Common Stock and its $3.25 Convertible Exchangeable Class C Preferred Stock, Series 2 (the "Series 2 Preferred") are currently listed for trading on the Over-the-Counter Bulletin Board ("OTC"). Prior to July, 1999, the Company's Common Stock traded on the New York Stock Exchange,
Inc. ("NYSE"). However, the Company fell below the NYSE continued listing criteria for net tangible assets available to the holders of the Company's Common Stock and the three year average net income. Therefore, the Company's Common Stock and Series 2 Preferred were unable to continue to be listed on the NYSE.

Dividends

      Under the terms of loan agreements between the Company and its lenders, the Company may, so long as no event of default has occurred and is continuing under the loan agreement, make currently scheduled dividends and pay dividends on its outstanding Preferred Stock and pay annual dividends on its Common Stock equal to $.06 per share.

      The Company is a holding company and, accordingly, its ability to pay cash dividends on its Preferred Stock and its Common Stock is dependent in large part on its ability to obtain funds from its subsidiaries. The ability of the Company's wholly-
owned  subsidiary  ClimaChem,  Inc.  ("ClimaChem")  (which   owns
substantially all of the companies comprising the Chemical Business and the Climate Control Business) and its wholly-owned subsidiaries to pay dividends and to make distributions to the Company is restricted by certain covenants contained in the Indenture of Senior Unsecured Notes to which they are parties.

      Under the terms of the Indenture of Senior Unsecured Notes, ClimaChem cannot transfer funds to the Company in the form of cash dividends or other distributions or advances, except for (i) the amount of taxes that ClimaChem would be required to pay if they were not consolidated with the Company and (ii) an amount not to exceed fifty percent (50%) of ClimaChem's cumulative net income from January 1, 1998 through the end of the period for which the calculation is made for the purpose of proposing a payment, and(iii) the amount of direct and indirect costs and expenses incurred by the Company on behalf of ClimaChem pursuant to a certain services agreement and a certain management agreement to which ClimaChem and the Company are parties. For 1999, ClimaChem had a net loss of $19.2 million. See Note 8 of Notes to Consolidated Financial Statements and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations".

      Under the loan agreements discussed in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report, the Company and its subsidiaries, exclusive of the Automotive Products Business and ClimaChem and its subsidiaries, have the right to borrow on a revolving basis up to $6 million, based on eligible collateral. At December 31, 1999, the Company and its subsidiaries, except ClimaChem and its subsidiaries, had availability for additional borrowings of $.1 million. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the financial covenants and amendments to loan agreements during the first quarter of 2000.

      Holders of the Company's Common Stock are entitled to receive dividends only when, as, and if declared by the Board of Directors. No cash dividends may be paid on the Company's Common Stock until all required dividends are paid on the outstanding shares of the Company's Preferred Stock, or declared and amounts set apart for the current period, and, if cumulative, prior periods. The Company has issued and outstanding as of December 31, 1999, 915,000 shares of $3.25 Convertible Exchangeable Class C Preferred Stock, Series 2 ("Series 2 Preferred"), 1,462 shares of a series of Convertible Non Cumulative Preferred Stock ("Non Cumulative Preferred Stock") and 20,000 shares of Series B 12% Convertible, Cumulative Preferred Stock ("Series B Preferred"). Each share of Preferred Stock is entitled to receive an annual dividend, if, as and when declared by the Board of Directors, payable as follows: (i) Series 2 Preferred at the rate of $3.25 a share payable quarterly in arrears on March 15, June 15, September 15 and December 15, which dividend is cumulative, (ii) Non Cumulative Preferred Stock at the rate of $10.00 a share payable April 1, and (iii) Series B Preferred at the rate of $12.00 a share payable January 1, which dividend is cumulative. Due to losses sustained by the Company and the Company's subsidiaries (other than ClimaChem and its subsidiaries) limited borrowing ability under the Company's revolving loan agreements, the Company's Board of Directors discontinued payment of cash dividends on its Common Stock for periods subsequent to January 1, 1999, until the Board of Directors determines otherwise. Also due to the Company's losses and the Company's liquidity position, the Company has not declared or paid the September 15, 1999, December 15, 1999 and the March 15, 2000, regular quarterly dividend of $.8125 (or $743,438 per quarter) on its outstanding Series 2 Preferred. In addition, the Company did not declare or pay the January 1, 2000 regular annual dividend of $12.00 (or $240,000) on the Series B Preferred. The unpaid dividends in arrears on the Company's outstanding Series 2 Preferred and Series B Preferred are cumulative. No dividends or other distributions, other than dividends payable in Common Stock, shall be declared or paid, and no purchase, redemption or other acquisition shall be made, by the Company of or in connection with any shares of Common Stock until all cumulative and unpaid dividends on the Series 2 Preferred and Series B Preferred shall have been paid. As of March 31, 2000, the aggregate amount of unpaid dividends in arrears on the Company's Series 2 Preferred totaled approximately $2.2 million. The Company does not anticipate having funds available to pay dividends on its stock (Common or Preferred) for the foreseeable future. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for further discussion of the Company's payment of cash dividends. Also see Notes 3, 10, 11 and 12 of Notes to Consolidated Financial Statements.

      Whenever dividends on the Series 2 Preferred shall be in arrears and unpaid, whether or not declared, in amount equal to at least six quarterly dividends (whether or not consecutive) (i) the number of members of the Company's Board of Directors (the "Board") shall be increased by two, effective as of the time of election of such directors as hereinafter provided, and (ii) the holders of the Series 2 Preferred (voting separately as a class) will have the exclusive right to vote for and elect the two additional directors of the Company at any meeting of stockholders of the Company at which directors are to be elected held during the period that any dividends on the Series 2 Preferred remain in arrears. The right of the holders of the Series 2 Preferred to vote for such two additional directors shall terminate, subject to re-vesting in the event of a subsequent similar arrearage, when all cumulative and unpaid dividends on the Series 2 Preferred have been declared and set apart for payment. The term of office of all directors so elected by the holders of the Series 2 Preferred shall terminate immediately upon the termination of the right of the holders of the Series 2 Preferred to vote for such two additional directors, subject to the requirements of Delaware law.

      On  January  5,  1999,  the Company's  Board  of  Directors
approved the renewal of the Company's then existing Preferred Share Purchase Rights Plan (with certain exceptions), which existing plan terminated effective as of February 27, 1999, through the execution and delivery of a Renewed Rights Agreement, dated January 6, 1999, which expires January 6, 2009 ("Renewed Rights Plan"). The Company issued the rights, among other reasons, in order to assure that all of the Company's stockholders receive fair and equal treatment in the event of any proposed takeover of the Company and to guard against partial tender abusive tactics to gain control of the Company. The rights under the Renewed Rights Plan (the "Renewed Rights") will become exercisable only if a person or group acquires beneficial ownership of 20% or more of the Company's Common Stock or announces a tender or exchange offer the consummation of which would result in the ownership by a person or group of 20% or more of the Common Stock, except pursuant to a tender or exchange offer which is for all outstanding shares of Common Stock at a price and on terms which a majority of outside directors of the Board of Directors determines to be adequate and in the best interest of the Company in which the Company, its stockholders and other relevant constituencies, other than the party triggering the rights (a "Permitted Offer"), except acquisitions by the following excluded persons (collectively, the "Excluded Persons"): (i) the Company, (ii) any subsidiary of the Company,
(iii) any employee benefit plan of the Company or its subsidiaries, (iv) any entity holding Common Stock for or pursuant to the employee benefit plan of the Company or its subsidiary, (v) Jack E. Golsen, Chairman of the Board and President of the Company, his spouse and children and certain related trusts and entities, (vi) any party who becomes the beneficial owner of 20% or more of the Common Stock solely as a result of the acquisition of Common Stock by the Company, unless such party shall, after such share purchase by the Company, become the beneficial owner of additional shares of Common Stock constituting 1% or more of the then outstanding shares of Common Stock, and (vii) any party whom the Board of Directors of the
Company determines in good faith acquired 20% or more of the Common Stock inadvertently and such person divests within 10 business days after such determination, a sufficient number of shares of Common Stock and no longer beneficially own 20% of the Common Stock.

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


Item 6.   SELECTED FINANCIAL DATA (1)

                                         Years ended December 31,
                                   1999      1998      1997      1996      1995

                                              (Dollars in Thousands,
                                             except per share data)
Selected Statement of Operations Data:

   Net sales                     $261,697   $270,042  $278,430  $269,213  $234,121

   Total revenues                $262,733   $271,332  $283,597  $275,998  $240,861

   Interest expense              $ 15,441   $ 14,938  $ 12,155  $  8,280  $  8,929

   Income (loss) from continuing
     operations before extraordinary
     charge                      $(31,646)  $  2,439  $ (8,755) $  1,944  $  1,144

   Net loss                      $(49,767)  $ (1,920) $(23,065) $ (3,845) $ (3,732)

   Net loss applicable
     to common stock             $(52,995)  $ (5,149) $(26,294) $ (7,074) $ (6,961)

   Basic and diluted loss
     per common share:
       Loss from continuing
        operations before extraordinary
        charge                   $  (2.95)  $   (.07) $  (.93)    $  (.10) $  (.16)

     Losses on discontinued
      operations                 $  (1.53)  $   (.35) $  (.75)    $  (.45) $  (.38)

     Net loss                    $  (4.48)  $   (.42) $  (2.04)   $  (.55) $  (.54)


Item 6.   SELECTED FINANCIAL DATA (Continued) (1)

                                               Years ended December 31,
                                     1999      1998      1997      1996      1995
                                                (Dollars in Thousands,
                                                except per share data)
Selected Balance Sheet Data:

  Total assets                     $188,635  $223,250  $244,600  $233,703   $217,860


  Long-term debt, including current
       portion                     $158,072  $150,506  $160,903  $109,023   $102,472

  Redeemable preferred stock       $    139  $    139  $    146  $    146   $    149

  Stockholders' equity (deficit)   $(14,173) $ 35,059  $ 44,496  $ 74,018   $ 81,576

Selected other data:
  Cash dividends declared
    per common share               $      -  $    .02  $    .06  $    .06   $    .06

(1) On April 5, 2000, the Company's Board of Directors approved a plan of disposal of the Company's Automotive Products Business. Accordingly, all amounts have been restated to reflect the Automotive Products Business as a discontinued operation for all periods presented. See Note 4 of Notes to Consolidated Financial Statements.


Item 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS

          The    following    Management's   Discussion    and    Analysis    of
Financial   Condition   and   Results  of   Operations   should   be   read   in
conjunction with a review of the Company's December 31, 1999 Consolidated Financial Statements, Item 6 "SELECTED FINANCIAL DATA" and Item 1 "BUSINESS" included elsewhere in this report.

           Certain statements contained in this "Management's Discussion and Analysis of Financial Conditions and Results of Operations" may be deemed forward-looking statements. See "Special Note Regarding Forward-Looking Statements".

       All discussions below are that of the Businesses continuing and accordingly exclude the Discontinued operations of the Automotive Products Business and the Australian subsidiary's operations sold in 1999. See Notes 4 and 5 of the Notes to the Consolidated Financial Statements.

Overview

General

         For   the   year   ended  December  31,  1999,  the   Company   had   a
net loss applicable to common stock of approximately $53.0 million, as compared to a net loss applicable to common stock of approximately $5.1 million for the year ended December 31, 1998. The loss for the year ended December 31, 1999 from continuing operations was approximately $31.6 million (income of $2.4 million in 1998). The Company is pursuing a strategy of focusing on its core businesses and concentrating on product lines in niche markets where the Company has established or believes it can establish a position as a market leader. In addition, the Company is seeking to improve its liquidity and profits through liquidation of selected assets that are on its balance sheet and
on   which   it   is   not  realizing  an  acceptable  return   and   does   not
reasonably   expect   to  do  so.  In  this  regard,  the   Company   has   come
to the conclusion that its Industrial and Automotive Products Businesses are non-core to the Company.

        On April 5, 2000, the Board of Directors approved a definitive plan to dispose of the Company's Automotive Products Business. The plan allows the Company to focus its efforts and financial resources on its core businesses. In an effort to make the Automotive Products Business viable so that it can be sold, on March 9, 2000, the Automotive Products Business acquired certain assets of the Zeller Corporation ("Zeller") representing
Zeller's universal joint business. In connection with the acquisition of these assets, the Automotive Products Business assumed an aggregate of approximately $7.5 million (unaudited) in Zeller's liabilities, $4.7 million of which was funded by the
Automotive Products Business primary lender. (The balance of the assumed liabilities is expected to be funded out of working
capital    of    the   Automotive   Products   Business).    For   year    ended
December 31, 1999, the universal joint business of Zeller had unaudited sales of approximately $11.7 million and a net loss of $1.5 million.

       In connection with the Automotive Products Business plan of disposal, the Company's Board of Directors approved a sale of the Business to an identified third party, subject to completion of certain conditions (including approval from the Automotive Products Business' primary lender). It is anticipated that this sale will be completed by June 30, 2000. Upon completion of the sale of the Automotive Products Business, the Company expects to receive notes receivable in the approximate amount of $8.0 million, such notes being secured by a second lien on the assets of the Automotive Products Business. These notes, and any payments of principal and interest, thereon, will be subordinated to the buyer's primary lender (which is the same lender that is the current primary lender to the Automotive Products Business). LSB will receive no principal payments under the notes for the first two years following the sale of the Automotive Products Business. In addition, the buyer will assume substantially all of the Automotive Products Business' debts and obligations, which at December 31, 1999, prior to the Zeller acquisition totaled $22.2 million.

       The  notes  to  be  received  by  the  Company  will  be  secured  by   a
lien on all of the assets of the buyer and its subsidiaries, with the notes to be received by the Company and liens securing
payment   of   all   of   the  notes  subordinated  to   the   buyer's   primary
lender and will be subject to any liens outstanding on the assets. As of March 31, 2000, the Automotive Products Business owes its primary lender approximately $14.0 million. After the sale, the Company will also remain a guarantor on certain equipment notes of the Automotive Products Business (which equipment notes have an outstanding principal balance of $4.5 million as of March 31, 2000) and will continue to guaranty up to
$1 million of the revolving credit facility of the buyer, as it did for its Automotive Products Business. If the sale of the Automotive Products Business is completed, there are no assurances that the Company will be able to collect on the notes issued to the Company as consideration for the purchase.

       The Company has classified its investment in the Automotive Products Business as a discontinued operation, reserving approximately $7.9 million in 1999. This reserve does not include the loss, if any, which may result if the Company is required to perform on its guaranties described above.

       For the twelve month period ended December 31, 1999, 1998 and 1997, the Automotive Products Business had revenues of $33.4, $40.0 and $35.5 million, respective and a net loss of $18.1, $4.4 and $9.7 million respectively. See Note 4 to Notes to Consolidated Financial Statements.

          During August 1999, the Company's Chemical Business sold substantially all of the assets of its Australian subsidiary. Revenues for 1999 to the date of the sale of the assets of the
Australian   subsidiary   were  $7.5  million  and   the   loss   sustained   by
the Australian subsidiary was $2.0 million, excluding the loss of $2.0 million as a result of the sale.

          Included    in   the   Company's   loss   for   1999   is    a    loss
provision of $8.4 million as discussed in Note 16 of Notes to Consolidated Financial Statements and elsewhere in the report. This loss provision was caused, in part by the Chemical Business'
requirements   to   buy   a   large  percentage   of   its   anhydrous   ammonia
requirements   (its   primary   raw   material)   at   prices   in   excess   of
the then market price and the oversupply of nitrate based products in 1999 caused, in part, by the importation of Russian anhydrous ammonia at prices substantially below the then market price, resulting in the Chemical Business costs to produce its nitrate based products exceeding the then anticipated future sales prices.

        During 1999, the Chemical Business had commitments to purchase anhydrous ammonia under three contracts. The Company's purchase price of anhydrous ammonia under one of these contracts could be higher or lower than the current market spot price of anhydrous ammonia. Pricing is subject to variations due to numerous factors contained in this contract. Based on the pricing index contained in this contract, prices paid during 1998 and
1999 were substantially higher than the current market spot price. As of December 31, 1999, the Chemical Business is to
purchase   96,000   tons   at   a   minimum   of   2,000   tons   of   anhydrous
ammonia per month during 2000 and 3,000 tons per month in 2001 and 2002 under this contract. In addition, under the contract the Company is committed to purchase 50% of its remaining requirements of anhydrous ammonia through 2002 from this third party at prices which approximate market prices. The purchase price(s) the Chemical Business will be required to pay for the remaining 96,000 tons of anhydrous ammonia under this contract currently exceeds and is expected to continue to exceed the spot market prices throughout the purchase period. Additionally, the
excess   supply   of  nitrate  based  products,  caused,   in   part,   by   the
import of Russian nitrate, caused a significant decline in the sales prices; although sales prices have improved in 2000 (no improvement in sales margins is expected in the near term due to
increased   cost   of   anhydrous   ammonia).   During   1999,   this    decline
in sales price resulted in the cost of anhydrous ammonia purchased under this contract when combined with manufacturing and distribution costs, to exceed anticipated future sales prices. As a result, the accompanying Consolidated Financial Statements included a loss provision of approximately $8.4 million for anhydrous ammonia required to be purchased during the remainder of the contract ($7.4 million remaining accrued liability as of December 31, 1999). The provision for loss at December 31, 1999 was based on the forward contract pricing existing at June 30, 1999 and September 30, 1999 (the date the provisions were recognized), and estimated market prices for products to be manufactured and sold during the remainder of the contract. There are no assurances that such estimates will prove to be accurate. Differences, if any, in the estimated future
cost   of   anhydrous   ammonia  and  the  actual  cost   in   effect   at   the
time of purchase and differences in the estimated sales prices and actual sales prices of products manufactured could cause the Company's operating results to differ from that estimate in arriving at the loss provision recorded during 1999.

         The   Chemical   Business   is  a  member   of   an   organization   of
domestic fertilizer grade ammonium nitrate producers which is seeking relief from unfairly low priced Russian ammonium nitrate. This industry group filed a petition in July 1999 with the U.S.
International     Trade    Commission    and    the    U.S.    Department     of
Commerce    seeking   an   antidumping   investigation   and,   if    warranted,
relief from Russian dumping. The International Trade Commission has rendered a favorable preliminary determination that U.S. producers of ammonium nitrate have been injured as a result of Russian ammonium nitrate imports. In addition, the U.S. Department of Commerce has issued a preliminary affirmative determination that the Russian imports were sold at prices that are 264.59% below their fair market value. As a result of the Commerce Department's preliminary ruling, all imports of Russian ammonium nitrate are currently subject to potential antidumping duty liability. The Department of Commerce is due to issue a final determination by May 22, 2000 and the International Trade Commission by July 5, 2000. The relief currently in place will remain only if both agencies make final affirmative
determinations.      It    is    not    known,    therefore,     whether     the
antidumping action will be successful upon conclusion of the U.S. Government's Investigation.

          The Company's financial statements have been restated to reflect the Automotive Products Business as a discontinued
operation for all periods presented. As a result, the Automotive Products Business is no longer presented as a reportable segment. Restated Automotive Products Business results are presented as losses from discontinued operations, net of applicable income taxes, and exclude general corporate overhead and certain interest charges, previously allocated to that business. The discussions and figures below are based on this restated presentation. Certain statements contained in this Overview are forward-looking statements, and future results could differ materially from such statements.
       The   following   table   contains  certain  of  the   information   from
Note    17    of    Notes    to    the    Company's    Consolidated    Financial
Statements    about    the   Company's   operations   in   different    industry
segments   for   each  of  the  three  years  in  the  period   ended   December
31, 1999.
                                       1999          1998        1997
                                                  (In thousands)
Net sales:
 Businesses continuing:
  Chemical                         $128,154        $125,757    $130,467
  Climate Control                   117,055         115,786     105,909
  Industrial Products                 9,027          14,315      15,572
                                    ____________________________________
                                   $254,236        $255,858    $251,948

Business disposed of - Chemical (1)   7,461          14,184      26,482
                                   ______________________________________
                                   $261,697        $270,042    $278,430
                                   ______________________________________
                                   ______________________________________

Gross Profit: (2)
 Businesses continuing:
  Chemical                         $ 13,532        $ 18,570    $ 16,171
  Climate Control                    35,467          32,278      29,552
  Industrial Products                 1,757           3,731       3,776
                                   _____________________________________
                                   $ 50,756        $ 54,579    $ 49,499
                                   _____________________________________
                                   _____________________________________

Operating Profit (loss): (3)
 Businesses continuing:
  Chemical                         $  1,325        $  6,592    $  5,531
  Climate Control                     9,751          10,653       8,895
  Industrial Products                (2,507)           (403)       (993)
                                  _______________________________________
                                      8,569          16,842      13,433

 Business disposed of -
   Chemical (1)                      (1,632)         (2,467)        (52)
                                  _________________________________________
                                      6,937          14,375      13,381
General corporate and other
 expenses, net                       (8,449)         (9,891)     (9,931)
Interest expense:
 Business disposed of (1)              (326)           (434)       (720)
 Businesses continuing              (15,115)        (14,504)    (11,435)
Gain (loss) on businesses
   disposed of                       (1,971)         12,993           -
Provision for loss on firm purchase
 commitments - Chemical              (8,439)              -           -
Provision for impairment on long-lived
 Assets - Chemical                   (4,126)              -           -
                                   ________________________________________
Income (loss) from continuing
 operations before provision for
 income taxes and extraordinary
 charge                            $(31,489)      $   2,539     $ (8,705)
                                   ________________________________________
                                   ________________________________________

Total assets:
 Businesses continuing:
  Chemical                         $ 93,482        $107,780     $117,671
  Climate Control                    65,521          49,516       49,274
  Industrial Products                 8,203          11,662        9,929
  Corporate assets and other         21,429          22,137       32,894
 Business disposed of - Chemical          -          16,797       19,899
 Net assets of discontinued operations    -          15,358       14,933
                                   _______________________________________
Total assets                       $188,635        $223,250     $244,600
                                   ________________________________________
                                   ________________________________________

(1) In August, 1999, the Company sold substantially all the assets of its wholly owned Australian subsidiary. See Note 5 of Notes to Consolidated Financial Statements for further information. The operating results have been presented separately in the above table.

(2) Gross profit by industry segment represents net sales less cost of sales.

(3) Operating profit (loss) by industry segment represents revenues less operating expenses before deducting general corporate and other expenses, interest expense, income taxes, loss on business disposed of and provision for loss on firm purchase commitments and impairment on long-lived assets in 1999 and gain on sale of an office building (the "Tower") in 1998.

 Chemical Business

       Net   Sales   in   the  Chemical  Business  (excluding   the   Australian
subsidiary   in   which   substantially  all  of  its   assets   were   disposed
of    in    August,   1999)   were   $128.2   million   for   the   year   ended
December 31, 1999 and $125.8 million for the year ended December 31, 1998. The sales volume from the Chemical Business' El Dorado
Plant   was   down  substantially  in  1999  (535,000  tons)   from   the   1998
level   615,000   tons.    This  decline  in  sales   volume   was   offset   by
sales   from   the   EDNC   Baytown   Plant  completed   in   May,   1999   (See
Item 1 "Business" included elsewhere in this report). The gross profit (excluding the Australian subsidiary and the provision for
loss   on   firm   purchase  commitments)  decreased  to   $13.5   million   (or
10.6%   of   net   sales)  in  1999  from  $18.6  million  (or  14.8%   of   net
sales)   in   1998.   The  decrease  in  the  gross  profit  was   primarily   a
result of lower volumes and declining sales prices and unabsorbed overhead resulting from the lower volumes and manufacturing costs.

       During   the   third   and  fourth  quarters  of   1999,   two   of   the
plants were temporarily shut down due to the excessive supply of ammonium nitrate at the Chemical Business and in the market place. The plants that were shut down increased the Chemical Business' losses due to overhead costs that continue even though product was not being produced at the plants temporarily shut
down.   These   plants   have   resumed  production   in   the   first   quarter
of 2000. There are no assurances that the Chemical Business will not be required to record additional loss provisions in the future. Based on the forward pricing existing as of March 31, 2000, the Chemical Business would not be required to recognize an additional loss on the anhydrous ammonia purchase contracts. See "Special Note regarding Forward Looking Statements".

       In May, 1999, a subsidiary of the Company completed its obligations, as an agent, pursuant to an agreement to construct a nitric acid plant located within Bayer's Baytown, Texas chemical plant complex. This plant is being operated by a subsidiary and is supplying nitric acid to Bayer under a long-term supply contract. Sales by this subsidiary to Bayer were approximately $17.2 million during 1999. Management estimates that, at full production capacity based on terms of the Agreement and, based on
the   price   of  anhydrous  ammonia  as  of  the  date  of  this  report,   the
plant should generate approximately $35 million in annual gross revenues. Unlike the Chemical Business' regular sales volume, the market risk on this additional volume is much less since the contract provides for recovery of costs, as defined, plus a profit. The Company's subsidiary is leasing the nitric acid plant pursuant to a leverage lease from an unrelated third party for an initial term of ten (10) years which, began on June 23, 1999. See "Special Note Regarding Forward Looking Statements".

         The results of operation of the Chemical Business' Australian subsidiary had been adversely affected due to adverse economic developments in certain countries in Asia. As these adverse economic conditions in Asia continued, they had an adverse effect on the Company's consolidated results of operations. As a result of the economic conditions in Australia and the adverse effect of such conditions on the Company's consolidated results of operations, the Company entered into an agreement to dispose of this business. On August 2, 1999 substantially all the assets were sold and a loss of approximately $2.0 million was recognized. See Note 5 of Notes to Consolidated Financial Statements.

       The Australian subsidiary had revenues for the calendar year 1999 up to the date of sale of $7.5 million and a loss of $2.0
million,   excluding   the   loss   on   the   sale.    For   the   year   ended
December   31,   1998,   revenues  were  $14.2  million   and   the   loss   was
$2.9 million.

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

       Sales of $117.1 million for the year ended December 31, 1999, in the Climate Control Business were approximately 1.1% greater than sales of $115.8 million for the year ended December 31, 1998. The gross profit was approximately $35.5 million and $32.3 million in 1999 and 1998, respectively. The gross profit percentage increased to 30.3% for 1999 from 27.9% for 1998. This increase is primarily due to an improved market and manufacturing efficiency relating to the heat pump portion of the Climate Control Business.

Industrial Products Business

       As indicated in the above table, during the years ended December 31, 1999 and 1998, respectively, the Industrial Products Business recorded sales of $9.0 million and $14.3 million respectively, and reported operating losses of $2.5 million and
$.4 million respectively. The net investment in assets of this Business has continued to decrease and the Company expects to realize further reductions in future periods.

        The Company continues to eliminate certain categories of machines from the product line by not replacing those machines when sold. The Company previously announced that it is evaluating opportunities to sell or realize its net investment in its Industrial Products Business. The terms of sale, if any, have not been finalized. The sale of the Industrial Products Business is a forward looking statement and is subject to, among other things, the Company and potential buyer agreeing to terms, the buyer's and the Company's lending institutions agreeing to the terms of the transaction, including the purchase price,
approval   of   the   Company's   Board  of  Directors   and   negotiation   and
finalization    of    definitive   agreements.    There    is    no    assurance
that the Company will sell or realize its net investment in the Industrial Products Business in 2000.

Results of Operations

Year Ended December 31, 1999 compared to Year Ended December 31,
1998

Revenues

       Total revenues of Businesses continuing for 1999 and 1998 were $255.3 million and $257.1 million, respectively (a decrease of $1.8 million). Sales decreased $1.6 million and other income decreased $.2 million.

Net Sales

       Consolidated net sales of Businesses continuing included in total revenues for 1999 were $254.2 million, compared to $255.9 million for 1998, a decrease of $1.7 million. This decrease in sales resulted principally from decreased sales in the Industrial Products Business of $5.3 million due to decreased sales of machine tools. This decrease was offset by: (i) increased sales in the Climate Control Business of $1.3 million primarily due to increased heat pump sales offset by production delays related to mechanical problems with certain new equipment and (ii) lower sales of $16.0 million from the Chemical Business other than the EDNC Baytown Plant offset by sales by EDNC of $18.4 million from the Baytown Plant which began operations in May 1999. Lower volumes of the Company's nitrogen based products were sold at a lower price in 1999 due primarily to the import of Russian nitrate resulting in an over supply of nitrate based products in the primary market areas for the Chemical Business' agricultural products (see Note 16 of Notes to Consolidated Financial Statement).

Gross Profit

       Gross   profit   of   Businesses  continuing  as   a   percent   of   net
sales was 20.0% for 1999, compared to 21.3% for 1998. The decrease in the gross profit percentage was the result of decreases in the Chemical and Industrial Products Businesses, partially offset by the Climate Control Business. The decrease in the Chemical Business was primarily the result of lower sales volumes and reduced selling prices for the Company's nitrogen based products. See "Overview General" elsewhere in this "Management's Discussion and Analysis of Financial Condition and
Results of Operations" for further discussion of the Chemical Business' decreased sales. The decrease in the Industrial Products Business was primarily due to a lower gross profit product mix of machine tools sold and a $490,000 charge taken to
write-down   the   net   carrying   cost   of   certain   inventory   in   1999.
The   decrease   in   the   gross   profit   percentage   was   offset   by   an
increase in the Climate Control Business due primarily to an improved focus on sales of more profitable product lines.

Selling, General and Administrative Expense

        Selling, general and administrative ("SG&A") expenses as a percent of net sales from Businesses continuing for 1999 were 20.3% compared to 19.1% for 1998. This increase is primarily the result of decreased sales volume in the Chemical Business and the Industrial Products Business without equivalent corresponding decreases in SG&A and increased cost of the Company sponsored medical care programs for its employees due to increased health care costs. Additionally, costs associated with new start-up operations in 1999, by the Climate Control Business, having minimal or no sales, contributed to the increase in dollars as well as expense as a percent of sales.

Interest Expense

        Interest expense for continuing businesses of the Company was $15.1 million for 1999, compared to $14.5 million for 1998.
The    increase    of   $.6   million   primarily   resulted   from    increased
borrowings   and   lenders'  prime  rates  during  the  last   half   of   1999.
The increased borrowings were necessary to support capital expenditures, higher accounts receivable balances and to meet the operational requirements of the Company. See "Liquidity and Capital Resources" of this Management's Discussion and Analysis.
Businesses Disposed of

       The Company sold substantially all the assets of its wholly-owned Australian subsidiary in 1999. The Company also sold certain real estate in 1998. See discussion in Note 5 of the Notes to Consolidated Financial Statements.

Provision for Loss on Firm Purchase Commitments

        The Company had a provision for loss on firm purchase commitments of $8.4 million for the year ended December 31, 1999 to provide for losses resulting from cost of remaining anhydrous ammonia to be purchased pursuant to the firm purchase commitment in the Chemical Business, which when combined with the manufacturing and distribution costs exceeded the anticipated future sales price. See discussion in Note 16 of the Notes to Consolidated Financial Statements.

Provision for Impairment on Long-lived Assets

        The   Company   had   a   provision   for   impairment   on   long-lived
assets of $4.1 million for the year ended December 31, 1999 which includes $3.9 million associated with two out of service chemical
plants   which   are   to   be   sold   or  dismantled.    See   discussion   in
Note 2 of the Notes to Consolidated Financial Statements.

Income (loss) from Continuing Operations before Income Taxes

        The Company had a loss from continuing operations before income taxes of $31.5 million for 1999 compared to income from continuing operations before income taxes of $2.5 million for 1998. The decreased profitability of $34.0 million was primarily due to the gain on the sale of the Tower in 1998 of $13.0 million, the lower gross profit margins from the Chemical Business, the loss on disposition of the Australian subsidiary, lower ammonium nitrate sales prices and volume, excluding EDNC, from the Chemical Business, the provision for impairment on long-lived assets and the provision for losses on purchase commitments, as previously discussed.

Provision for Income Taxes

       As   a   result   of  the  Company's  net  operating  loss   carryforward
for   income   tax  purposes  as  discussed  elsewhere  herein   and   in   Note
9    of    Notes   to   Consolidated   Financial   Statements,   the   Company's
provisions   for   income  taxes  for  1999  are  for   current   state   income
taxes and 1998 are for current state income taxes and federal alternative minimum taxes.

Discontinued Operations

       On April 5, 2000 the Board of Directors approved a plan of disposal of the Company's Automotive Products Business ("Automotive"). As a result, Automotive is reflected as a discontinued operations for the periods presented. The net loss from discontinued operations of Automotive is $18.1 million in
1999 and $4.4 million in 1998. The increase in 1999 is due to lower sales volume and profits, and the loss on disposal of $10.0 million comprised of an accrual of approximately $2.1 million of anticipated operating losses through the date of disposal and a reserve of $7.9 million to fully reserve the Company's net investment in the net assets of Automotive due to the recurring historical operating losses and uncertainty of realization of the
Company's    net    investment    in    the    remaining    net    assets     of
Automotive.    The  remaining  loss  in  1999  in  excess   of   the   loss   in
1998 is primarily due to reduced export sales and reduced sales to Automotive's major customers while it reduced inventory levels following a merger in late 1998. See discussion in Note 4 of the Notes to Consolidated Financial Statements.

Year Ended December 31, 1998 compared to Year Ended December 31,
1997

Revenues

       Total revenues of Businesses continuing for 1998 were $256.5 million compared to $254.1 million in 1997. Sales increased $3.9
million   and   other   income   decreased  $.8  million.    The   decrease   in
other income was primarily due to certain valuation reserve adjustments recorded against specifically identified investments in 1998.

Net Sales

       Consolidated net sales of Businesses continuing included in total revenues for 1998 were $255.9 million, compared to $251.9 million for 1997, an increase of $4.0 million. This increase in sales resulted principally from increased sales in the Climate Control Business of $9.9 million, primarily due to increased volume and price increases in both the heat pump and fan coil product lines. This increase was offset by (i) decreased sales in the Industrial Products Business of $1.3 million due to decreased sales of machine tools, and (ii) decreased sales in the Chemical Business of $4.7 million primarily due to lower sales volume in the U.S. of agricultural and blasting products. Sales were lower in the Chemical Business during 1998, compared to 1997, as a result of adverse weather conditions in its agricultural markets during the spring and fall planting seasons. Blasting sales in the Chemical Business declined as a result of elimination of certain low profit margin sales.

Gross Profit

       Gross   profit   of   Businesses  continuing   increased   $5.1   million
and   was   21.3%   of  net  sales  for  1998,  compared   to   19.6%   of   net
sales for 1997. The gross profit percentage improved in the Chemical and Industrial Products Businesses. It was consistent from 1997 to 1998 in the Climate Control Business.

        The increase in the gross profit percentage was due primarily to (i) lower production costs in the Chemical Business due to the effect of lower prices of anhydrous ammonia in 1998,
(ii) high unabsorbed overhead costs in 1997 caused by excessive downtime related to problems associated with mechanical failures at the Chemical Business' primary manufacturing plant in the first half of 1997, and (iii) higher gross profit product mix of machine tools sold in the Industrial Products Business.

Selling, General and Administrative Expense

        Selling, general and administrative ("SG&A") expenses as a percent of net sales from Businesses continuing for 1998 were 19.1% compared to 19.4% for 1997. This decrease is primarily the result of increased sales in the Climate Control Business offset by increased SG&A expenses relating to additional information technology personnel to support management information system changes and higher variable costs due to a change in sales mix toward greater domestic sales which carry a higher SG&A percent.
This   decrease   is  offset  by  the  decrease  in  sales   of   the   Chemical
Business with an increase in SG&A expenses relating to higher provisions for uncollectible accounts receivable in 1998. Of the net change in SG&A in 1998 compared to 1997, approximately $1.0 million is due to legal fees in 1997 over 1998 to assert the Company's position in various legal proceedings.

Interest Expense

        Interest expense for continuing businesses of the Company, before deducting capitalized interest, was $14.5 million during 1998, compared to $12.5 million during 1997. During 1997, $1.1 million of interest expense was capitalized in connection with
construction    of   the   DSN   Plant.    The   increase   of   $2.0    million
before    the    effect    of    capitalization    primarily    resulted    from
increased borrowings. The increased borrowings were necessary to support capital expenditures, higher accounts receivable balances and to meet the operational requirements of the Company. See "Liquidity and Capital Resources" of this Management's Discussion and Analysis.

Businesses Disposed of

       The   Company  sold  certain  real  estate  in  1998  for   a   gain   on
disposal   of   $13.0  million.   See  discussion  in  Note  5  of   the   Notes
to the Consolidated Financial Statements.

Income   (loss)   from   Continuing   Operations   Before   Income   Taxes   and
Extraordinary Charge

        The Company had income from continuing operations before income taxes and extraordinary charge of $2.5 million for 1998 compared to a loss of $8.7 million for 1997. The increased profitability of $11.2 million was primarily due to the gain on the sale of the Tower in 1998, the increased gross profit, and the decreased SG&A offset by increased interest expense, as previously discussed.

Provision for Income Taxes

       As   a   result   of  the  Company's  net  operating  loss   carryforward
for   income   tax  purposes  as  discussed  elsewhere  herein   and   in   Note
9 of Notes to Consolidated Financial Statements, the Company's provisions for income taxes for 1998 and 1997 are for current state income taxes and federal alternative minimum taxes.

Discontinued Operations

       The   Company   had   losses  from  discontinued   operations,   net   of
income taxes, of $4.4 million for 1998, compared to $9.7 million for 1997. The decrease in losses is primarily due to higher production volumes, improved experience with returns and allowances and a decrease in SG&A expenses resulting from a comprehensive cost reduction implemented by the Company offset by an increase in interest expense resulting from increased borrowings. See discussion in Note 4 of the Notes to Consolidated Financial Statements.


Extraordinary Charge

       In   1997,   in   connection   with  the  issuance   of   the   10   3/4%
unsecured   senior  notes  due  2007  by  a  subsidiary  of   the   Company,   a
subsidiary of the Company retired the outstanding principal associated with a certain financing arrangement and incurred a prepayment fee. The prepayment fee and loan origination costs expensed in 1997 related to the financing arrangement aggregated approximately $4.6 million. See discussion in Note 8 of the Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

Cash Flow From Operations

       Historically, the Company's primary cash needs have been for operating expenses, working capital and capital expenditures. The Company has financed its cash requirements primarily through internally generated cash flow, borrowings under its revolving credit facilities, the issuance of $105 million of Senior Unsecured Notes by its wholly owned subsidiary, ClimaChem, Inc., in November 1997, and secured equipment financing.

       Net cash used by continuing operations for the year ended December 31, 1999 was $.4 million, after $18.1 million for net loss from discontinued operations of the Automotive Products Business, loss on the disposition of the Australian subsidiary of
$2.0 million, inventory write-down for $1.6 million and provision for losses on purchase commitments of $8.4 million (net of amounts realized in cost of sales of $1.8 million), provision for impairment on long-lived assets primarily associated with two chemical plants of $4.1 million, noncash depreciation and amortization of $11.4 million, net provision for losses of $1.5 million relating to accounts receivable, inventory, notes receivable and other and including the following changes in assets and liabilities: (i) accounts receivable increases of $1.4 million; (ii) inventory decreases of $3.9 million; (iii) increases in supplies and prepaid items of $.2 million; (iv)
decrease   in   accounts  payable  of  $1.1  million;  and   (v)   increase   in
accrued liabilities of $2.8 million. The increase in accounts receivable was primarily due to improved sales in the fourth quarter in the Climate Control Business offset by declining fourth quarter sales in the Industrial Products Business. The
decrease   in   inventory   was  primarily  due  to   the   reduction   in   the
Chemical   Business'   inventory  partially   offset   by   increases   in   the
Climate   Control   Business  due  to  a  build   up   of   inventory   in   the
plant due to an increase in confirmed orders during the fourth quarter. The decrease in accounts payable is primarily due to decreases in liabilities associated with purchases of raw materials in the Chemical business partially offset by increases in liabilities associated with purchases of raw materials and purchased goods in the Climate Control Business and timing of payments in the Industrial Products Business. The increase in accrued liabilities is primarily due to increases in accrued warranty and sales incentives in the Climate Control Business and
deferred   lease   liability   relating   to   the   Baytown   Plant   in    the
Chemical Business.

Cash Flow From Investing and Financing Activities

       Net cash provided by investing activities for the year ended December 31, 1999 included $11.2 million from the proceeds of the sale of the Australian subsidiary, certain railcars and other equipment net of $7.6 million in capital expenditures. The capital expenditures were primarily for the benefit of the
Chemical and Climate Control Businesses to enhance production and product delivery capabilities. Principal payments of $1.1 million were received on loans receivable and net expenditures of $.8 million were paid relating to other assets.

        Net cash provided by financing activities included (i) payments on long- term debt and other debt of $6.1 million, (ii)
proceeds from long-term and other borrowings, net of origination fees, of $2.9 million, (iii) net increases in revolving debt of
6.6 million (iv) decreases in drafts payable of $.3 million, (v) dividends of $1.7 million, and (vi) treasury stock purchases of $.2 million.

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

Source of Funds

Continuing Businesses

     The Company is a diversified holding company and, as a result, it is dependent on credit agreements and its ability to obtain funds from its subsidiaries in order to pay its debts and obligations.

     The Company's wholly-owned subsidiary, ClimaChem, Inc. ("ClimaChem"), through its subsidiaries, owns substantially all of the Company's Chemical and Climate Control Businesses. ClimaChem and its subsidiaries are dependent on credit agreements with lenders and internally generated cash flow in order to fund their operations and pay their debts and obligations.

     As of December 31, 1999, the Company and certain of its subsidiaries, including ClimaChem, are parties to a working capital line of credit evidenced by two separate loan agreements ("Agreements") with a lender ("Lender") collateralized by receivables, inventories and proprietary rights of the parties to the Agreements. The Agreements have been amended from time to time since inception to accommodate changes in business conditions and financial results. This working capital line of credit is a primary source of liquidity for the Company and ClimaChem.

     As of December 31, 1999, the Agreements provided for revolving credit facilities ("Revolver") for total direct borrowing up to $65 million with advances at varying percentages of eligible inventory and trade receivables. At December 31, 1999, the effective interest rate was 9.0% and the availability for additional borrowings, based on eligible collateral, approximated $12.5 million. Borrowings under the Revolver outstanding at December 31, 1999, were $27.5 million. The annual interest on the outstanding debt under the Revolver at December 31, 1999, at the rates then in effect would approximate $2.5 million. The Agreements also require the payment of an annual facility fee of 0.5% of the unused Revolver and restrict the flow of funds, except under certain conditions, to subsidiaries of the Company that are not parties to the Agreements.

     The     Agreements,    as    amended,    required    the    Company     and
ClimaChem to maintain certain financial ratios and contain other financial covenants, including tangible net worth requirements and capital expenditure limitations. In 1999, the Company's financial covenants were not required to be met so long as the Company and its subsidiaries, including ClimaChem, that are parties to the Agreements, maintained a minimum aggregate availability under the Revolving Credit Facility of $15.0 million. When the availability dropped below $15.0 million for three consecutive business days, the Company and ClimaChem were required to maintain the financial ratios discussed above. Due to
an   interest   payment   of  $5.6  million  made  by  ClimaChem   on   December
30, 1999, relating to the outstanding $105 million Senior Unsecured Notes, the availability dropped below the minimum aggregate availability level required on January 1, 2000. Because the Company and ClimaChem could not meet the financial ratios required by the Agreements, the Company and ClimaChem entered into a forbearance agreement with the Lender effective January 1, 2000. The forbearance agreement waived the financial covenant requirements for a period of sixty (60) days.

     Prior to the expiration of the forbearance agreement, the Agreements were amended, to provide for total direct borrowings of $50.0 million including the issuance of letters of credit. The maximum borrowing ability under the newly amended Agreements is the lesser of $50.0 million or the borrowing availability calculated using advance rates and eligible collateral less $5.0 million. The amendment provides for an increase in the interest
rate   from   the   Lender's   prime  rate   plus   .5%   per   annum   to   the
Lender's   prime   rate   plus   1.5%  per   annum,   or   the   Company's   and
ClimaChem's   LIBOR   interest   rate  option,   increased   to   the   Lender's
LIBOR   rate   plus   3.875%  per  annum,  from  2.875%.   The   term   of   the
Agreements is through December 31, 2000, and is renewable thereafter for successive thirteen-month terms if, by October 1, 2000, the Company and Lender shall have determined new financial covenants for the calendar year beginning in January 2001. The Agreements, as amended, require the Company and ClimaChem to maintain certain financial ratios and certain other financial covenants, including net worth and interest coverage ratio requirements and capital expenditure limitations.

     As of March 31, 2000 the Company, exclusive of ClimaChem, and ClimaChem have a borrowing availability under the revolver of
$.2   million,   and   $11.0  million  respectively,   or   $11.2   million   in
the aggregate.

     In addition to the credit facilities discussed above, as of December 31, 1999, ClimaChem's wholly-owned subsidiary, DSN Corporation ("DSN"), is a party to three loan agreements with a financial company (the "Financing Company") for three projects.
At December 31, 1999, DSN had outstanding borrowings of $8.2 million under these loans. The loans have monthly repayment schedules of principal and interest through maturity in 2002. The interest rate on each of the loans is fixed and range from 8.2% to 8.9%. Annual interest, for the three notes as a whole, at December 31, 1999, at the agreed to interest rates would approximate $.7 million. The loans are secured by the various DSN property and equipment. The loan agreements require the Company to maintain certain financial ratios, including tangible
net    worth   requirements.    In   April   2000,   DSN   obtained   a   waiver
from    the    Financing   Company   of   the   financial   covenants    through
April 2001.

     During    January    2000,    a   subsidiary    of    ClimaChem    obtained
financing up to $3.5 million with the City of Oklahoma City ("Lender") to finance the working capital requirements of Climate
Control's new product line of large air handlers. Currently, the financing agreement requires the Company to make interest payments on a quarterly basis at the Lender's LIBOR rate plus two-
tenths of one percent (.2%) per annum. After the Lender obtains financing through the U.S. Department of Housing and Urban Development ("HUD"), the Company will be required to make principal payments on an annual basis over a term of sixteen (16) years but based on a twenty (20) year amortization period.
Interest   payments   will   be  required  on  a  semi-annual   basis   at   the
rate   charged   to   the   Lender  by  HUD  at  the  time   of   the   funding.
The loan is secured by a mortgage on the manufacturing facility and a separate unrelated parcel of land.

     ClimaChem is restricted as to the funds that it may transfer to the Company under the terms contained in an Indenture covering the $105 million Senior Unsecured Notes issued by ClimaChem. Under the terms of the Indenture, ClimaChem cannot transfer funds to the Company, except for (i) the amount of income taxes that they would be required to pay if they were not consolidated with the Company (the "Tax Sharing Agreement"), (ii) an amount not to exceed fifty percent (50%) of ClimaChem's cumulative net income from January 1, 1998 through the end of the period for which the calculation is made for the purpose of proposing a dividend payment, and (iii) the amount of direct and indirect costs and expenses incurred by the Company on behalf of ClimaChem and ClimaChem's subsidiaries pursuant to a certain services agreement and a certain management agreement to which the companies are parties. ClimaChem sustained a net loss of $2.6 million in the calendar year 1998, and a net loss of $19.2 million for the calendar year 1999. Accordingly, no amounts were paid to the Company by ClimaChem under the Tax Sharing Agreement, nor under the Management Agreement during 1999 and based on ClimaChem's cumulative losses at December 31, 1999, and current estimates for the results of operations for the year ended December 31, 2000, none are expected during 2000. Due to these limitations, the Company and its non-ClimaChem subsidiaries have limited resources to satisfy their obligations.

     Due to the Company's and ClimaChem's net losses for the years of 1998 and 1999 and the limited borrowing ability under the Revolver, the Company discontinued payment of cash dividends on its Common Stock for periods subsequent to January 1, 1999, until the Board of Directors determines otherwise, and the
Company   has   not   paid   the  September  15,   1999,   December   15,   1999
and March 15, 2000 regular quarterly dividend of $.8125 (or $743,438 per quarter) on its outstanding $3.25 Convertible
Exchangeable Class C Preferred Stock Series 2, totaling approximately $2.2 million. In addition, the Company did not pay the January 1, 2000 regular annual dividend of $12.00 (or $240,000) on the Series B Preferred. The Company does not anticipate having funds available to pay dividends on its stock for the foreseeable future.

     As of December 31, 1999, the Company and its subsidiaries which are not subsidiaries of ClimaChem and exclusive of the Automotive Products Business had a working capital deficit of approximately $2.3 million, total assets of $17.6 million, and long-term debt due after one year of approximately $13.5 million.

     In 2000, the Company has planned capital expenditures of approximately $10.0 million, primarily in the Chemical and Climate Control Businesses. These capital expenditures include approximately $2.0 million, which the Chemical Business is obligated to spend under consent orders with the State of Arkansas related to environmental control facilities at its El Dorado facility, as previously discussed in this report. The Company is currently exploring alternatives to finance these capital expenditures. There are no assurances that the Company
will   be   able   to   arrange   financing  for   its   capital   expenditures
or to make the necessary changes to its Indenture in order to borrow the funds
required to finance certain of these expenditures. Failure   to   be   able  to
make  a  substantial  portion  of  these   capital expenditures,    including
those   related    to    environmental    matters, could have a material
adverse effect on the Company.

     The Company's plan for 2000 calls for the Company to improve its liquidity and operating results through the liquidation of non-core assets, realization of benefits from its late 1999 and early 2000 realignment of its overhead (which serves to minimize the cash flow requirements of the Company and its subsidiaries which are not subsidiaries of ClimaChem) and through various debt and equity alternatives.

     Commencing in 1997, the Company created a long-term plan which focused around the Company's core operations, the Chemical and Climate Control Businesses. This plan commenced with the sale of the 10 3/4% Senior Unsecured Notes by the Company's wholly-owned subsidiary, ClimaChem, in November 1997. This financing allowed the core businesses to continue their growth through expansion into new lines of business directly related to the Company's core operations (i.e., completion of the DSN plant which produces concentrated nitric acid, execution of the EDNC Baytown plant agreement with Bayer to supply industrial acids, development and expansion into market-innovative climate control products such as geothermal and high air quality systems and large air handling units).

     During 1999, the Chemical Business sustained significant losses, primarily as a result of the reduction of selling prices for its nitrate-based products (in large part due to the flood of the market with low-priced Russian ammonium nitrate) while the
Company's cost of raw materials escalated under a contract with a pricing mechanism tied to the price of natural gas which increased dramatically. During late 1999, the Company renegotiated this supply contract, extending the cash requirements under its take-or-pay provision to delay required takes to 2000, 2001 and 2002 and to obtain future raw material requirements at spot market prices. The Company was also active in bringing about a favorable preliminary determination from the
International Trade Commission and Commerce Department, which has had the current impact of minimizing the dumping of Russian ammonium nitrate in the U.S. market (although there are no assurances that the final determination will affirm the
preliminary     determination).    This, and other factors has allowed the
Chemical Business to see marginally improved market pricing for its nitrate-based products in the first three months of 2000 compared to the comparable period in 1999; however, there are no assurances that this
improvement will continue.   The   Company   also   successfully
commenced   operations   of   its   EDNC  Baytown   plant   which   is   selling
product    to    Bayer    under   a   long-term   supply   contract.

     The   Company's   long-range   plans  also   included   the   addition   of
expertise    related   to   the   Company's   core   businesses   to     enhance
its   leadership   team.   Beginning   in   1998,  the   Company   brought   on
several new members of its   Board   of   Directors   with  expertise   in
certain of  the   Company's Businesses, and    individuals     with extensive
knowledge    in    the    banking    industry    and     financial matters.
These   individuals   have   brought   business   insight   to    the
Company     and     helped    management    to    formulate    the
Company's immediate and long-range plans.

     The plan for 2000 calls for the Company to dispose of a significant portion of its non-core assets. As previously discussed, on April 5, 2000, the Board of Directors approved the disposal of the Automotive Products Business. The Automotive Products Business has experienced a rapidly consolidating market and is not in an industry which the Company sees as able to produce an adequate return on its investment. Additionally, the Company is presently evaluating alternatives for realizing its net investment in the Industrial Products Business. The Company has had discussions involving the possible sale of the Industrial Products Business; however, no definitive plans are currently in place and any which may arise will require Board of Director approval prior to consummation. The Company is currently
continuing    the    operations   of   the   Industrial    Products    Business;
however,   the   Company   may   sell  or   dispose   of   the   operations   in
2000. The Company's plan for 2000 also calls for the realization of the Company's investment in an option to acquire an energy conservation company and advances made to such entity (the "Optioned Company"). In April 2000, the Company received written acknowledgment from the President of the Optioned Company that it had executed a letter of intent to sell to a third party, the proceeds from which would allow repayment of the advances and options payments to the Company in the amount of approximately $2.6 million. Further, the Company has received written confirmation from the buyer of the Optioned Company that the transaction is on schedule to close on April 28, 2000 with the amount due to the Company related to the advance and option
payments   to   be   repaid   in  their  entirety.   Upon   receipt   of   these
proceeds,   the   Company  is  required  to  repay   up   to   $1   million   of
outstanding indebtedness to a related party, SBL Corporation, related to an advance made to the Company in 1997. The remaining proceeds would be available for corporate purposes. The Company's plan for 2000 also identifies specific other non-core assets which the Company will attempt to realize to provide additional working capital to the Company in 2000. See "Special Note Regarding Forward Looking Statements."

     During 1999 and into 2000, the Company has been restructuring its operations, eliminating businesses which are non-core, reducing its workforce as opportunities arise and disposing of non-core assets. As discussed above, the Company has also successfully renegotiated its primary raw material purchase contracts in the Chemical Business in an effort to make that
Business profitable again and focused its attention to the development of new, market-innovative products in the Climate Control Business. Although the Company has not planned to receive any dividends, tax payments or management fees from ClimaChem in
2000,   it   is   possible  that  ClimaChem  could  pay  up  to   $1.8   million
of    management    fees    to    its   ultimate   parent    should    operating
results   be   favorable (ClimaChem   having   EBITDA   in  excess  of   $26
million   annually,   $6.5 million quarterly, is payable to LSB up to $1.8
million).

     As previously mentioned, the Company and ClimaChem's primary credit facility terminates on December 31, 2000, unless the
parties   to   the   agreements   agree   to   new   financial   covenants   for
2001   prior   to   October  1,  2000.  While  there  is   no   assurance   that
the Company will be successful in extending the term of such credit facility, the Company believes it has a good working relationship with the Lender and that it will be successful in extending such facility or replacing such facility from another lender with substantially the same terms during 2000.

     In    March    2000,   the   Company   and   ClimaChem   retained    Chanin
Capital   Partners   as   financial  advisors  to  assist in  evaluating
all of the alternatives relating to the Company's and CliamaChem's liquidity,
and to assist the   companies   in determining      their      alternatives
for      restructuring       their capitalization    and    improving
their financial condition.    The  Company    has    also
initiated discussions with third party lenders to explore the possibility of obtaining an additional credit facility or expanded credit facility with which to initiate discussions with ClimaChem's holders of the Senior Notes, which, at December 31, 1999, were trading at 25% of their face value. There is no assurance that the Company or ClimaChem will be successful in obtaining the additional credit facility or expanded credit facility.

     The   Company   has   planned   for  up   to   $10   million   of   capital
expenditures for 2000, most of which is not presently committed. Further, a significant portion of this is dependent upon obtaining acceptable financing. The Company expects to delay these expenditures as necessary based on the availability of adequate working capital and the availability of financing. Recently, the Chemical Business has obtained relief from certain
of   the   compliance   dates   under  its  wastewater   management   project
and   expects   that  this  will  ultimately  result  in  the   delay   in   the
implementation    date    of    such   project. Construction of the wastewater
treatment project is subject to the Company obtaining financing to fund this project. There are no assurances that the Company will be able to obtain the required financing. Failure to construct the wastewater treatment facility could have a material adverse effect on the Company.

     The Company's plan for 2000 involves a number of initiatives and assumptions which management believes to be reasonable and achievable; however, should the Company not be able to execute this plan described above, it may not have resources available to meet its obligations as they come due.

     During   the   period   from   January   1,   1999,   through   June    30,
1999,   the   Company   purchased  a  total   of   87,267   shares   of   Common
Stock for an aggregate amount of $230,234. The Company has not purchased any of its stock since prior to June 30, 1999.

Discontinued Business

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

     The     Automotive    Revolver    provides    for    a     total     direct
borrowings up to $16.0 million, including the issuance of letters of credit. The Automotive Revolver provides for advances at varying percentages of eligible inventory and trade receivables.
The   Automotive   Revolver   provides   for   interest   at   the   rate   from
time   to   time   publicly   announced  by  First  Union   National   Bank   as
its    prime   rate   plus   one   percent   (1%)   per   annum   or,   at   the
Company's   option,   on   the  Automotive  Lender's   LIBOR   rate   plus   two
and three quarters percent (2.75%) per annum. The Automotive Revolver also requires the payment of a monthly servicing fee of $3,000 and a monthly unused line fee equal to 0.5% of the unused credit facility. At December 31, 1999, the effective interest rate was 9.5% excluding the effect of the service fee and unused line fee (10.19% considering such fees). The term of the
Automotive    Revolver   is   through   May   7,   2001,   and   is    renewable
thereafter for successive twelve month terms. At December 31, 1999, outstanding borrowing under the Automotive Revolver were $8.8 million; in addition, the Automotive Products Business had $.4 million, based on eligible collateral, available for additional borrowing under the Automotive Revolver. As a result of the Company's decision to sell or otherwise dispose of the operations of the Automotive Products Business, outstanding
borrowings   at   December   31,  1999,  are   included   in   net   assets   of
discontinued operations (see Note 4 of Notes to Consolidated Financial Statements).

     The    Automotive   Loan   Agreement   restricts   the   flow   of   funds,
except    under   certain   conditions,   between   the   Automotive    Products
Business and the Company and its subsidiaries.

     The   Automotive   Term   Loan   is  evidenced   by   a   term   promissory
note (the "Term Promissory Note") and is secured by all the same collateral as the Automotive Revolver. The interest rate of the Automotive Term Loan is the same as the Automotive Revolver
discussed   above.    The   terms   of  the   Term   Promissory   Note   require
sixty (60) consecutive monthly principal installments (or earlier as provided in the Term Promissory Note) of which the first thirty-six (36) installments shall each be in the amount of $48,611, the next twenty-two (22) installments shall each be in the amount of $33,333, and the last installment shall be in the amount of the entire unpaid principal balance. Interest payments are also required monthly as calculated on the outstanding principal balance. At December 31, 1999, the outstanding borrowings under the Automotive Term Loan were approximately $2.2 million and are included in net assets of discontinued operations (see Note 4 of Notes to Consolidated Financial Statements).

     The    annual    interest    on   the   outstanding    debt    under    the
Automotive    Revolver   and   Automotive   Term   Loan    at    December    31,
1999, at the rates then in effect would approximate $1.1 million.

     On April 5, 2000, the Board of Directors approved a plan of disposal of the Company's Automotive Products Business ("Automotive"). The plan is to sell the assets for book value.
At   closing,   the   Company   is  to  receive   notes   receivable   for   its
net investment expected to approximate $8.0 million, and the buyer is to assume substantially all of the Automotive Products Business' liabilities which, prior to the Zeller acquisition,
were   approximately   $22.2   million   as   of   December   31,   1999.
These notes will be secured by a second lien on substantially all of the assets of the buyer but payment of principal and interest will be subordinated to the
buyer's primary lender.  The losses    associated    with    the
discontinuation    of    this    business segment     are    reflected    in
the    net    loss    from    discontinued operations on the Consolidated
Statements of Operations.

     The   closing   of   the   sale   of  Automotive   Products   Business   is
subject to satisfaction of certain conditions. The Company expects to close the sale of Automotive by June 30, 2000. The preliminary terms of the pending sale of Automotive calls for no payments of principal on the approximately $8.0 million note to the Company for the first two years following the close. Interest will accrue at Wall Street Journal Prime + 1.0% but will not be paid until and if Automotive's availability reaches a level of $1.0 million.

     The    Company    will   remain   a   guarantor   on   certain    equipment
notes of Automotive, which had outstanding indebtedness of approximately $4.5 million as of March 31, 2000, and on the Automotive Revolver in the amount of $1.0 million for which the Company has posted a letter of credit at December 31, 1999.

       In an effort to assist the Automotive Products Business to be in a position to complete the sell described above, on March
9, 2000, the Company closed the acquisition of certain assets of the Zeller Corporation representing its universal joint business.
In connection with the acquisition of these assets, the Automotive Products Business assumed an aggregate of approximately $7.5 million (unaudited) in Zeller's liabilities, $4.7 million of which was funded by the Automotive Products
Business   primary   lender.    (The  balance   of   the   assumed   liabilities
is expected to be funded out of working capital of the Automotive Products Business). For year ended December 31, 1999, the universal joint business of Zeller had unaudited sales of approximately $11.7 and a net loss of $1.5 million.

Foreign Subsidiary

       As   previously   discussed  in  this  report,  in  August,   1999,   the
Company sold substantially all of the assets of its wholly owned Australian subsidiary, effectively disposing of this portion of the Chemical Business. All of the proceeds received by the Company have been applied to reduce the indebtedness of ClimaChem, or have been reinvested in related businesses of ClimaChem in accordance with the Indenture of Senior Unsecured Notes.

Joint Ventures and Options to Purchase

        Prior to 1997, the Company, through a subsidiary, loaned $2.8 million to a French manufacturer of HVAC equipment whose
product    line   is   compatible   with   that   of   the   Company's   Climate
Control Business in the USA. Under the loan agreement, the Company has the option, which expires June 15, 2005, to exchange its rights under the loan for 100% of the borrower's outstanding
common   stock.    The   Company   obtained   a   security   interest   in   the
stock   of   the   French   manufacturer  to  secure   its   loan.    Subsequent
to 1996, the Company advanced an additional $.9 million to the French manufacturer bringing the total of the loan to $3.7 million. The $3.7 million loan, less a $1.5 million valuation reserve for losses incurred by the French manufacturer prior to
1997,   is   carried   on   the   books  as   a   note   receivable   in   other
assets.    As  of  the  date  of  this  report,  the  decision  has   not   been
made   to   exercise   its  option  to  acquire  the   stock   of   the   French
manufacturer.

       In 1995, a subsidiary of the Company invested approximately $2.8 million to purchase a fifty percent (50%) equity interest in an energy conservation joint venture (the "Project"). The Project had been awarded a contract to retrofit residential housing units at a US Army base, which it completed during 1996. The completed contract was for installation of energy-efficient equipment (including air conditioning and heating equipment) which would reduce utility consumption. For the installation and management, the Project will receive a percent of all energy and maintenance savings during the twenty (20) year contract term. The Project spent approximately $17.9 million to retrofit the residential housing units at the US Army base. The project received a loan from a lender to finance approximately $14.0 million of the cost of the Project. The Company is not
guaranteeing   any   of   the  lending  obligations   of   the   Project.    The
Company's equity interest in the results of the operations of the Project were not material for the years ended December, 1999, 1998 and 1997.

       During 1995, the Company executed a stock option agreement to acquire eighty percent (80%) of the stock of a specialty sales organization ("Optioned Company"), which owns the remaining fifty percent (50%) equity interest in the Project discussed above, to enhance the marketing of the Company's air conditioning products. The Company has decided not to exercise the Option and has allowed the term of the Option to lapse. See "Management's
Discussion and Analysis of Financial Condition and Results of Operations-Source of Funds" for discussion of sale of this investment in 2000. Through the date of this report, the Company has made option payments aggregating $1.3 million ($1.0 million of which is refundable) and has advanced the Optioned Company approximately $1.7 million including accrued interest. The Company has recorded reserves of $1.5 million against the loans, accrued interest and option payments. The loans, accrued interest and option payments are secured by the stock and other collateral of the Optioned Company.

Debt and Performance Guarantee

        At December 31, 1998, the Company and one of its subsidiaries had outstanding guarantees of approximately $2.6 million of indebtedness of a startup aviation company in exchange
for     an     ownership    interest    in    the    aviation     company     of
approximately 45%.

       During   the   first   quarter   of  1999,   the   Company   was   called
upon     to     perform    on    its    guarantees.     The     Company     paid
approximately $500,000 to a lender and assumed an obligation for a $2.0 million note, which is due in equal monthly principal payments, plus interest, through August, 2004, in satisfaction of the guarantees. In connection with the demand on the Company to perform under its guarantee, the Company and the other guarantors formed a new company ("KAC") which acquired the assets of the aviation company through foreclosure.

       The Company and the other shareholders of KAC are attempting to sell the assets acquired in foreclosure. Proceeds received by the Company, if any, from the sale of KAC assets will be recognized in the results of operations when and if realized.

       As   of   December   31,   1999,   LSB  has   agreed   to   guarantee   a
performance    bond    of    $2.1    million    of    a    start-up    operation
providing services to the Company's Climate Control Business.

Availability of Company's Loss Carry-Overs

       The Company's cash flow in future years may benefit from its ability to use net operating loss ("NOL") carry-overs from prior periods to reduce the federal income tax payments which it would otherwise be required to make with respect to income generated in such future years. Such benefit, if any, is dependent on the
Company's ability to generate taxable income in future periods, for which there is no assurance. Such benefit, if any, will be limited by the Company's reduced NOL for alternative minimum tax purposes, which was approximately $40 million at December 31, 1999. As of December 31, 1999, the Company had available regular tax NOL carry-overs of approximately $75 million based on its federal income tax returns as filed with the Internal Revenue
Service for taxable years through 1998. These NOL carry-overs will expire beginning in the year 2000. Due to its recent history of reporting net losses, the Company has established a valuation allowance on a portion of its NOLs and thus has not recognized the full benefit of its NOLs in the accompanying Condensed Consolidated Financial Statements.

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

Impact of Year 2000

        In    1999,    the   Company   completed   its   project   to    enhance
certain of its Information Technology ("IT") systems and certain other technologically advanced communication systems. Over the life of the project, the Company capitalized approximately $1.3 million in costs to accomplish its enhancement program. The capitalized costs included $.4 million in external programming costs, with the remainder representing hardware and software purchases. The time and expense of the project did not have a material impact on the Company's financial condition. As a result of these modifications, the Company did not incur any significant problems relating to Year 2000 issues. There was no
interruption    of    business    with   key   suppliers    or    downturn    in
economic   activity   caused   by  problems   with   Year   2000   issues.    As
of   the   date   of  this  report,  the  Company  has  not  been  notified   of
any warranty issues relating to Year 2000 for the products it has sold and therefore, the Company believes it should have no material exposure to contingencies related to the Year 2000 issue for the products it has sold. The Company will continue to monitor its computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

Contingencies

The   Company   has   several   contingencies  that   could   impact   its   liq
uidity in the event that the Company is unsuccessful in defending against the claimants. Although management does not anticipate that these claims will result in substantial adverse impacts on its liquidity, it is not possible to determine the outcome. The preceding sentence is a forward looking statement that involves a number of risks and uncertainties that could cause actual results to differ materially, such as, among other factors, the following: a court finds the Chemical Business liable for a material amount of damages in the antitrust lawsuits pending against the Chemical Business in a manner not presently anticipated by the Company. See "Business", "Legal Proceedings" and Note 13 of Notes to Consolidated Financial Statements.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK

General

       The Company's results of operations and operating cash flows are impacted by changes in market interest rates and raw material prices for products used in its manufacturing processes. All information is presented in U.S. dollars.

Interest Rate Risk

       The Company's interest rate risk exposure results from its debt portfolio which is impacted by short-term rates, primarily prime rate-based borrowings from commercial banks, and long-term rates, primarily fixed-rate notes, some of which prohibit prepayment or require substantial prepayment penalties.

       The   Company   is  also  a  party  to  a  series  of  agreements   under
which it is leasing a nitric acid plant. The minimum lease payments associated therewith, prior to execution in June 1999, were directly impacted by the change in interest rates. To mitigate a portion of the Company's exposure to adverse market
changes    related   to   this   leveraged   lease,   in   1997   the    Company
entered into a interest rate forward agreement whereby the Company was the fixed rate payor on notional amounts aggregating
$25 million, net to its 50% interest, with a weighted average of 7.12%. The Company accounted for this forward under the deferral method, so long as high correlation was maintained, whereby the net gain or loss upon settlement adjusts the item being hedged, the minimum lease rentals, in periods commencing with the lease execution. As of December 31, 1999, the Company has deferred costs of approximately $2.7 million associated with such agreement, which is being amortized over the initial term of the lease. The following table provides information about the Company's interest rate sensitive financial instruments as of December 31, 1999.


                            Years Ending December 31,

                        2000       2001        2002        2003       2004      Thereafter  Total



-------------------------------------------------------------------------------------------
Expected maturities of long-term debt:


  Variable rate debt  $27,639     $2,561      $  121      $  133    $  145       $   922    $31,521

    Weighted average
     interest rate (1)  9.00%     10.40%       9.00%       9.00%      9.00%        9.00%      9.00%

  Fixed rate debt     $ 5,720     $7,967      $1,637      $2,774     $1,460     $106,993   $126,551

    Weighted average
     interest rate (2) 10.52%     10.64%      10.65%      10.68%     10.70%       10.73%     10.66%

___________________

(1)Interest rate is based on the aggregate rate of debt outstanding as of December 31, 1999. Interest is at floating rate based on the lender's prime rate plus .5% per annum, or at the Company's option, on its Revolving Credit Agreements on the lender's LIBOR rate plus 2.875% per annum. During the first quarter of 2000, the Revolving Credit Agreements were amended which included an increase in the floating rate based on the Lender's prime rate plus 1.5% per annum, or at the Company's option, on the Lender's LIBOR rate plus 3.875% per annum. The effect of this change in interest rate based on the Lender's prime rate at December 31, 1999, increased the weighted average interest rate to 9.95% for 2000 and the total weighted average interest rate to 9.81%.

(2)Interest rate is based on the aggregate rate of debt outstanding as of December 31, 1999.





                         December 31, 1999     December 31, 1998
                     Estimated   Carrying    Estimate  Carrying
                      Fair        Fair        Fair      Fair
                      Value       Value       Value     Value
                                    (in thousands)

Variable Rate:
  Bank debt and
   equipment
   financing         $ 31,521    $ 31,521   $ 26,196   $ 26,196

Fixed Rate:
  Bank debt and
   equipment
   financing           21,269      21,551     19,590     19,310

 Subordinated notes    26,250     105,000    105,000    105,000
                    _____________________________________________
                     $ 79,040    $158,072   $150,786   $150,506


The fair value of the Company's Senior Notes was determined based on a market quotation for such securities.

Raw Material Price Risk

      The Company has a commitment to purchase 96,000 tons of anhydrous ammonia under a contract. The Company's purchase price can be higher or lower than the current market spot price. Based on the forward contract pricing existing during 1999, and estimated market prices for products to be manufactured and sold during the remainder of the contract, the accompanying Consolidated Financial Statements included a loss provision of approximately $8.4 million for anhydrous ammonia required to be purchased during the remainder of the contract.

Foreign Currency Risk

      During 1999, the Company sold its wholly owned subsidiary located in Australia, for which the functional currency was the local currency, the Australian dollar. Since the Australian subsidiary accounts were converted into U.S. dollars upon consolidation with the Company, declines in value of the Australian dollar to the U.S. dollar resulted in translation loss to the Company. As a result of the sale of the Australian subsidiary, which was closed on August 2, 1999, the cumulative foreign currency translation loss of approximately $1.1 million has been included in the loss on disposal of the Australian subsidiary at December 31, 1999.

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

                     SPECIAL NOTE REGARDING
                   FORWARD-LOOKING STATEMENTS


      Certain statements contained within this report may be deemed "Forward-Looking Statements" within the meaning of Section
27A of the Securities Act of 1933, as amended, and Section 21E of the  Securities Exchange Act of 1934, as amended.  All statements in this report other than statements of historical fact are Forward-Looking Statements that are subject to known and unknown risks, uncertainties and other factors which could cause actual results and performance of the Company to differ materially from
such  statements.   The words "believe", "expect",  "anticipate",
"intend", "will", and similar expressions identify Forward-Looking Statements. Forward-Looking Statements contained herein relate to, among other things, (i) ability to improve operations and become profitable, (ii) establishing a position as a market leader, (iii) the amount of the loss provision for anhydrous ammonia required to be purchased in that the cost to produce
Chemical  Business products will improve, (iv)  declines  in  the price of anhydrous ammonia, (v) obtaining a final ruling as to Russian dumping of anhydrous ammonia (vi) availability of net operating loss carryovers, (vii) amount to be spent relating to compliance with federal, state and local environmental laws at the  El  Dorado Facility, (viii) liquidity and availability of funds, (ix) profits through  liquidation of assets or realignment of assets or some other method, (x) anticipated financial performance, (xi) ability to comply with general working capital  and  debt service  requirements, (xii) ability to be  able  to  continue  to borrow  under  the  Company's revolving line of credit, (xiii) ability to complete the sale of the Automotive Products Business, (xiv) adequate cash flows to meet its  presently  anticipated capital requirements, (xv) ability of the EDNC Baytown Plant to generate  approximately $35 million in annual gross revenues,  or (xvi)  ability to make required capital improvements, and (xvii) ability to carry out its plans for 2000. While the Company believes the expectations reflected in  such  Forward-Looking Statements are reasonable, it can give no assurance such expectations will prove to have been correct. There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to, (i) decline in general economic conditions, both domestic and foreign, (ii) material reduction in revenues, (iii) material increase in interest rates; (iv) inability to collect in a timely manner a material amount of receivables, (v) increased competitive pressures, (vi) changes in federal, state and local laws and regulations, especially environmental regulations, or in
interpretation   of  such,  pending  (vii)  additional   releases
(particularly   air  emissions  into  the  environment),   (viii)
material increases in equipment, maintenance, operating or  labor
costs  not  presently  anticipated  by  the  Company,  (ix)   the
requirement to use internally generated funds for purposes not presently anticipated, (x) ability to become profitable, or if unable to become profitable, the inability to secure additional liquidity in the form of additional equity or debt, (xi) the cost for  the  purchase of anhydrous ammonia decreasing, (xii) changes in competition, (xii) the loss of any significant customer, (xiv)
changes   in  operating  strategy  or  development  plans,   (xv)
inability  to  fund  the working capital  and  expansion  of  the
Company's  businesses,  (xvi)  adverse  results  in  any  of  the
Company's   pending  litigation,  (xvii)  inability   to   obtain
necessary raw materials, (xviii) ability to recover the Company's investment in the aviation company, (x) Bayer's inability or refusal to purchase all of the Company's production at the new
Baytown  nitric  acid plant; (xx)  continuing  decreases  in  the selling  price  for  the Chemical Business'  nitrogen  based  end
products,  (xxi)  inability  to  negotiate  amendments   to   the
Indenture (xxii) inability to complete the sale of the Automotive
Products   Business, (xxiii) sale of the Optioned Company not completed or, if completed, not consummated on terms that the Company has been
advised of, and  (xxiv)  other  factors  described   in
"Management's Discussion and Analysis of Financial Condition  and
Results  of  Operation" contained in this  report.   Given  these
uncertainties,  all  parties are cautioned  not  to  place  undue
reliance   on   such  Forward-Looking  Statements.  The   Company
disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the Forward-Looking Statements contained herein to reflect future events or developments.

                            PART III

     The Company hereby incorporates by reference the information required by Part III of this report except for the information on the Company's executive officers included under Part 4A of Part I of this report, from the definitive proxy statement which the Company intends to file with the Securities and Exchange Commission on or before April 29, 2000, in connection with the Company's 2000 annual meeting of stockholders.


                             PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K

(a)(1)    Financial Statements

          The following consolidated financial statements of the Company appear immediately following this Part IV:

                                                        Pages


Report of Independent Auditors                          F-1

Consolidated Balance Sheets at December 31, 1999
  and 1998                                              F-2 to F-3

Consolidated Statements of Operations for each of
  the three years in the period ended December 31,
  1999                                                  F-4

Consolidated Statements of Stockholders' Equity
  for each of the three years in the period ended
  December 31, 1999                                     F-5 to F-6

Consolidated Statements of Cash Flows for
  each of the three years in the period
  ended December 31, 1999                               F-7 to F-8

Notes to Consolidated Financial Statements              F-9 to F-52

Quarterly Financial Data (Unaudited)                    F-53 to F 54

(a)(2)    Financial Statement Schedule

          The Company has included the following schedule in this report:

II - Valuation and Qualifying Accounts                  F-55

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

          4.12. Fourth Amendment to Amended and Restated Loan and Security Agreement, dated November 19, 1998, between BankAmerica Business Credit, Inc., and Climate Master, Inc., International Environmental Corporation, El Dorado Chemical Company and Slurry Explosive Corporation, which the Company hereby incorporates by reference from Exhibit 4.1 to the Company's Form 10-Q for the quarter ended September 30, 1998.

          4.13. Fifth Amendment to Amended and Restated Loan and Security Agreement, dated April 8, 1999, between BankAmerica Business Credit, Inc., and Climate Master, Inc., International Environmental Corporation, El Dorado Chemical Company and Slurry Explosive Corporation, which the Company hereby incorporates by reference from Exhibit 4.16 to the Company's Form 10-K for the year ended December 31, 1998.

          4.14. First Supplemental Indenture, dated February 8, 1999, by and among ClimaChem, Inc., the Guarantors, and Bank One N.A., which the Company hereby incorporates by reference from Exhibit 4.19 to the Company's Form 10-K for the year ended December 31, 1998.

          4.15. Loan and Security Agreement, dated May 7, 1999, by and between Congress Financial Corporation and L&S Automotive Products Co., International Bearings, Inc., L&S Bearing Co., LSB Extrusion Co., Rotex Corporation, and Tribonetics Corporation, which the Company hereby incorporates by reference from Exhibit 4.1 to the Company's Form 10-Q for the fiscal quarter ended March 31, 1999.

          4.16. Termination and Mutual General Release Agreement, dated as of May 10, 1999, by and among L&S Bearing Co., L&S Automotive Products Co., LSB Extrusion Co., Rotex Corporation, Tribonetics Corporation, International Bearings, Inc., and Bank of America National Trust and Savings Association (successor-in-interest to BankAmerica Business Credit, Inc.), which the Company hereby incorporates by reference from Exhibit 4.2 to the Company's Form 10-Q for the fiscal quarter ended March 31, 1999.

          4.17. Letter Agreement, dated April 30, 1999, by and among Bank of America National Trust and Savings Association (successor-in-trust to BankAmerica Business Credit, Inc.), L&S Bearing Co., LSB Extrusion Co., Tribonetics Corporation, Rotex Corporation, L&S Automotive Products Co., International Bearings, Inc., and Congress Financial Corporation, which the Company hereby incorporates by reference from Exhibit 4.3 to the Company's Form 10-Q for the fiscal quarter ended March 31, 1999.

          4.18. Sixth Amendment, dated May 10, 1999, to Amended and Restated Loan and Security Agreement between BankAmerica Business Credit, Inc., and Climate Master, Inc., International Environmental Corporation, El Dorado Chemical Company and Slurry Explosive Corporation, which the Company hereby incorporates by reference from Exhibit 4.1 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1999.

          4.19. Second Amended and Restated Loan and Security Agreement dated May 10, 1999, by and between Bank of America National Trust and Savings Association and LSB Industries, Inc., Summit Machine Tool Manufacturing Corp., and Morey Machinery Manufacturing Corporation, which the Company hereby incorporates by reference from Exhibit 4.2 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1999.

          4.20 First Amendment to Loan and Security Agreement, dated November 15, 1999 by and between Congress Financial Corporation and L&S Automotive Products Co., Industrial Bearings, Inc., L&S Bearing Co., LSB Extrusion Co., Rotex Corporation, and Tribonetics Corporation.

          4.21 Second Amendment to Loan and Security Agreement, dated March 7, 2000 by and between Congress Financial Corporation and L&S Automotive Products Co., International Bearings, Inc., L&S Bearing Co., LSB Extrusion Co., Rotex Corporation, and Tribonetics Corporation.

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

          10.9. Limited Partnership Agreement dated as of May 4, 1995, between the general partner, and LSB Holdings, Inc., an Oklahoma Corporation, as limited partner which the Company hereby incorporates by reference from Exhibit 10.11 to the Company's Form 10-K for the fiscal year ended December 31, 1995.

          10.10. Lease Agreement dated November 12, 1987, between Climate Master, Inc. and West Point Company and amendments thereto, which the Company hereby incorporates by reference from Exhibits 10.32, 10.36, and 10.37, to the Company's Form 10-K for fiscal year ended December 31, 1988.

          10.11. Severance Agreement, dated January 17, 1989, between the Company and Jack E. Golsen, which the Company hereby incorporates by reference from Exhibit 10.48 to the Company's Form 10-K for fiscal year ended December 31, 1988. The Company also entered into identical agreements with Tony
     M. Shelby, David R. Goss, Barry H. Golsen, David M. Shear, and Jim D. Jones and the Company will provide copies thereof to the Commission upon request.

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

          10.14. Non-Qualified Stock Option Agreement, dated June 1, 1992, between the Company and Robert C. Brown, M.D. which the Company hereby incorporates by reference from
     Exhibit 10.38 to the Company's Form 10-K for fiscal year ended December 31, 1992. The Company entered into substantially identical agreements with Bernard G. Ille, Jerome D. Shaffer and C.L.Thurman, and the Company will provide copies thereof to the Commission upon request.

          10.15. Loan and Security Agreement (DSN Plant) dated October 31, 1994 between DSN Corporation and The CIT Group which the Company hereby incorporates by reference from
     Exhibit 10.1 to the Company's Form 10-Q for the fiscal quarter ended September 30, 1994.

          10.16.    Loan and Security Agreement (Mixed Acid
     Plant) dated April 5, 1995 between DSN Corporation and The
     CIT Group, which the Company hereby incorporates by reference from Exhibit 10.25 to the Company's Form 10-K for the fiscal year ended December 31, 1994.

          10.17. First Amendment to Loan and Security Agreement (DSN Plant), dated June 1, 1995, between DSN Corporation and The CIT Group/Equipment Financing, Inc. which the Company hereby incorporates by reference from
     Exhibit 10.13 to the ClimaChem Form S-4 Registration Statement, No. 333-44905.

          10.18. First Amendment to Loan and Security Agreement (Mixed Acid Plant), dated November 15, 1995, between DSN Corporation and The CIT Group/Equipment Financing, Inc. which the Company hereby incorporates by reference from Exhibit 10.15 to the ClimaChem Form S-4 Registration Statement, No. 333-44905.

          10.19. Loan and Security Agreement (Rail Tank Cars), dated November 15, 1995, between DSN Corporation and The CIT Group/Equipment Financing, Inc. which the Company hereby incorporates by reference from Exhibit 10.16 to the ClimaChem Form S-4 Registration Statement, No. 333-44905.

          10.20.    First Amendment to Loan and Security
     Agreement (Rail Tank Cars), dated November 15, 1995, between
     DSN Corporation and The CIT
     Group/Equipment Financing, Inc. which the Company hereby incorporates by reference from Exhibit 10.17 to the ClimaChem Form S-4 Registration Statement, No. 333-44905.

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

          10.26. First Amendment to Baytown Nitric Acid Project and Supply Agreement, dated February 1, 1999, between El Dorado Nitrogen Company and Bayer Corporation, which the Company hereby incorporates by reference from
     Exhibit 10.30 to the Company's Form 10-K for the year ended December 31, 1998. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF COMMISSION ORDER CF #7927, DATED JUNE 9, 1999, GRANTING A REQUEST FOR CONFIDENTIAL TREATMENT UNDER THE FREEDOM OF INFORMATION ACT AND THE SECURITIES AND EXCHANGE ACT OF 1934, AS AMENDED.

          10.27.    Service Agreement, dated June 27, 1997,
     between Bayer Corporation and El Dorado Nitrogen Company which the Company hereby incorporates by reference from Exhibit
     10.3 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1997. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF COMMISSION ORDER CF #5551, DATED SEPTEMBER 25, 1997, GRANTING A REQUEST FOR CONFIDENTIAL TREATMENT UNDER THE FREEDOM OF INFORMATION ACT AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.

          10.28. Ground Lease dated June 27, 1997, between Bayer Corporation and El Dorado Nitrogen Company which the Company hereby incorporates by reference from Exhibit 10.4 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1997. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF COMMISSION ORDER CF #5551, DATED SEPTEMBER 25, 1997, GRANTING A REQUEST FOR CONFIDENTIAL TREATMENT UNDER THE FREEDOM OF INFORMATION ACT AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.

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

          10.31. Security Agreement and Collateral Assignment of Construction Documents, dated as of June 27, 1997, made by El Dorado Nitrogen Company which the Company hereby incorporates by reference from Exhibit 10.7 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1997.

          10.32. Security Agreement and Collateral Assignment of Facility Documents, dated as of June 27, 1997, made by El
     Dorado Nitrogen Company and consented to by Bayer
     Corporation which the Company hereby incorporates by reference from Exhibit 10.8 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1997.

          10.33. Amendment to Loan and Security Agreement, dated March 16, 1998, between The CIT Group/Equipment Financing, Inc., and DSN Corporation which the Company hereby incorporates by reference from
     Exhibit 10.54 to the ClimaChem Form S-4 Registration Statement, No. 333-44905.

          10.34. Fifth Amendment to Lease Agreement, dated as of December 31, 1998, between Mac Venture, Ltd. and Hercules
     Energy Mfg. Corporation, which the Company hereby incorporates by reference from Exhibit 10.38 to the Company's Form 10-K for the year ended December 31, 1998.

          10.35. Union Contract, dated August 1, 1998, between EDC and the International Association of Machinists and Aerospace Workers, which the Company hereby incorporates by reference from Exhibit 10.42 to the Company's Form 10-K for the year ended December 31, 1998.

          10.36. Non-Qualified Stock Option Agreement, dated April 22, 1998, between the Company and Robert C. Brown, M.D. The Company entered into substantially identical agreements with Bernard G. Ille, Jerome D. Shaffer, Raymond
     B. Ackerman, Horace G. Rhodes, Gerald J. Gagner, and Donald
     W. Munson. The Company will provide copies of these agreements to the Commission upon request.

          10.37.    The Company's 1998 Stock Option and Incentive
     Plan, which the Company hereby incorporates by reference from Exhibit 10.44 to the Company's Form 10-K for the year ended December 31, 1998.

          10.38. Letter Agreement, dated March 12, 1999, between Kestrel Aircraft Company and LSB Industries, Inc., Prime Financial Corporation, Herman Meinders, Carlan K. Yates, Larry H. Lemon, Co-Trustee Larry H. Lemon Living Trust, which the Company hereby incorporates by reference from Exhibit 10.45 to the Company's Form 10-K for the year ended December 31, 1998.

          10.39.    LSB Industries, Inc. 1998 Stock Option and
     Incentive Plan which the Company hereby incorporates by reference from Exhibit "B" to the LSB Proxy Statement, dated
     May 24, 1999, for Annual Meeting of Stockholders.

          10.40 LSB Industries, Inc. Outside Directors Stock
     Option Plan which the Company hereby incorporates by reference from Exhibit "C" to the LSB Proxy Statement, dated
     May 24, 1999, for Annual Meeting of Stockholders.

          10.41. Seventh Amendment to Amended and Restated Loan and Security Agreement, dated January 1, 2000, by and between Bank of America, N.A. and Climate Master, Inc., International Environmental Corporation, El Dorado Chemical Company, and Slurry Explosive Corporation, which the Company hereby incorporates by reference from Exhibit 10.2 to the Company's Form 8-K dated December 30, 1999.

          10.42. First Amendment to Second Amended and Restated Loan and Security Agreement, dated January 1, 2000, by and between Bank of America, N.A. and LSB Industries, Inc., Summit Machine Tool Manufacturing Corp., and Morey Machinery Manufacturing Corporation, which the Company hereby incorporates by reference from Exhibit 10.3 to the Company's Form 8-K dated December 30, 1999.

          10.43 Amendment to Anhydrous Ammonia Sales Agreement, dated January 4, 2000, to be effective October 1, 1999, between Koch Nitrogen Company and El Dorado Chemical Company. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT. THE OMITTED INFORMATION HAS BEEN FILED SEPARATELY WITH THE SECRETARY OF THE SECURITIES AND EXCHANGE COMMISSION FOR PURPOSES OF SUCH REQUEST.

          10.44 Anhydrous Ammonia Sales Agreement, dated January 12, 2000, to be effective October 1, 1999, between Koch Nitrogen Company and El Dorado Chemical Company. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT. THE OMITTED INFORMATION HAS BEEN FILED SEPARATELY WITH THE SECRETARY OF THE SECURITIES AND EXCHANGE COMMISSION FOR PURPOSES OF SUCH REQUEST.

          10.45 Eighth Amendment to Amended and Restated Loan and Security Agreement, dated March 1, 2000, by and between Bank of America, N.A. and Climate Master, Inc., International Environmental Corporation, El Dorado Chemical Company, and Slurry Explosive Corporation, which the Company hereby incorporates by reference from Exhibit 10.2 to the Company's Form 8-K dated March 1, 2000.

          10.46 Second Amendment to Second Amended and Restated Loan and Security Agreement, dated March 1, 2000 by and between Bank of America, N.A. and LSB Industries Inc., Summit Machine Tool Manufacturing Corp., and Morey Machinery Manufacturing Corporation, which the Company hereby incorporates by reference from Exhibit 10.3 to the Company's Form 8-K dated March 1, 2000.

          10.47 Third Amendment to Second Amended and Restated Loan and Security Agreement, dated March 31, 2000 by and between Bank of America, N.A. and LSB Industries Inc., Summit Machine Tool Manufacturing Corp., and Morey Machinery manufacturing Corporation.

          10.48 Asset Purchase and Sale Agreement, dated as of March 6, 2000, between L&S Automotive Products Co. and The Zeller Corporation, which the Company hereby incorporates by reference from Exhibit 2.1 to the Company's Form 8K dated March 9, 2000.

          10.49 Loan Agreement dated December 23, 1999 between
     ClimateCraft, Inc. and the City of Oklahoma City.

          10.50 Covenant Waiver Letter, dated April 10, 2000 between The CIT Group and DSN Corporation.

          99.1 Non-Competition Agreement, dated as of March 6, 2000 between L&S Automotive Products Co. and Mark Zeller, which the Company hereby incorporates by reference from Exhibit
     99.1 to the Company's Form 8-K dated March 9, 2000.

          21.1. Subsidiaries of the Company.

          23.1. Consent of Independent Auditors.

          27.1. Financial Data Schedule.

          27.2. Restated Financial Data Schedule

          27.3. Restated Financial Data Schedule

     (b) Reports on Form 8-K. The Company filed the following report on Form 8-K during the fourth quarter of 1999.

          (i)   Form 8-K, dated December 30, 1999 (date of event:
December 30, 1999). The item reported was Item 5, "Other Events", discussing the payment of interest on the Company's subsidiary, ClimaChem's $105 million of outstanding 10 3/4% Senior Notes due 2007 and related failure to meet certain adjusted tangible net worth and debt ratio requirements under the Company's revolving credit facility and obtaining a forbearance agreement with the Company's Lender.

                           SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly-authorized, to sign this report on its behalf of this 14 day of April, 2000.

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

Dated:  April 14, 2000          By:
                                  /s/ Jack E. Golsen
                                 Jack E. Golsen, Director

Dated:  April 14, 2000          By:
                                  /s/ Tony M. Shelby
                                 Tony M. Shelby, Director

Dated:  April 14, 2000          By:
                                  /s/ David R. Goss
                                 David R. Goss, Director

Dated:  April 14, 2000          By:
                                  /s/ Barry H. Golsen
                                 Barry H. Golsen, Director

Dated:  April 14, 2000          By:
                                  /s/ Robert C. Brown
                                 Robert C. Brown, Director



Dated:  April 14, 2000          By:
                                  /s/ Bernard G. Ille
                                 Bernard G. Ille, Director

Dated:  April 14, 2000          By:
                                  /s/ Jerome D. Shaffer
                                 Jerome D. Shaffer, Director


Dated:  April 14, 2000          By:
                                  /s/ Raymond B. Ackerman
                                 Raymond B. Ackerman, Director

Dated:  April 14, 2000          By:
                                  /s/ Horace Rhodes
                                 Horace Rhodes, Director.

Dated:  April 14, 2000          By:
                                  /s/ Gerald J. Gagner
                                 Gerald J. Gagner, Director

Dated:  April 14, 2000          By:
                                  /s/ Donald W. Munson
                                 Donald W. Munson, Director

Dated:  April 14, 2000          By:
                                  /s/ Charles A. Burtch
                                 Charles A. Burtch, Director