Form 10-K/A
period 1999-12-31
LSB INDUSTRIES INC
filed 2000-05-01
CIK 60714

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                         AMENDMENT NO. 1
                               to
                           FORM 10-K/A
(Mark One)

/X/       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

          For the fiscal year ended December 31, 1999

                               or

/ /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE
          SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

          For the transition period _________to__________

                    Commission file number 1-7677

                      LSB INDUSTRIES, INC.
     (Exact name of Registrant as specified in its Charter)

                 Delaware                              73-1015226
          (State of Incorporation)                  (I.R.S.Employer
                                                    identification No.)
          16 South Pennsylvania Avenue
            Oklahoma City, Oklahoma                        73107
      (Address of principal executive offices)           (Zip Code)

       Registrant's telephone number, including area code

                         (405) 235-4546

Securities Registered Pursuant to Section 12(b) of the Act:

                                           Name of Each Exchange
    Title of Each Class                     On Which Registered
Common Stock, Par Value $.10               Over-the-CounterBulletin Board*
$3.25 Convertible Exchangeable
 Class C Preferred Stock, Series 2         Over-the-Counter Bulletin Board*

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

      As of April 7, 2000, the aggregate market value of the 7,656,337 shares of voting stock of the Registrant held by non-affiliates of the Company equaled approximately $5,497,250 based on the closing sales price for the Company's common stock as reported for that date on the Over-the-Counter Bulletin Board. That amount does not include (1) the 1,462 shares of Convertible Non-Cumulative Preferred Stock (the "Non-Cumulative Preferred Stock") held by non-affiliates of the Company, (2) the 20,000 shares of Series B 12% Convertible, Cumulative Preferred Stock (the "Series B Preferred Stock"), and (3) the 915,000 shares of $3.25 Convertible Exchangeable Class C Preferred Stock, Series 2, excluding 5,000 shares held in treasury (the "Series 2 Preferred Stock"). An active trading market does not exist for the shares of Non-Cumulative Preferred Stock or the Series B Preferred Stock. The shares of Series 2 Preferred Stock do not have voting rights except under limited circumstances.

     As of April 7, 2000, the Registrant had 11,877,411 shares of common stock outstanding (excluding 3,285,957 shares of common stock held as treasury stock).

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly-authorized, to sign this Amendment No. 1 to the report on its behalf of this 28th day of April, 2000.

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

Dated:  April 28, 2000          By:
                                  /s/ Jack E. Golsen
                                 Jack E. Golsen, Director

Dated:  April 28, 2000          By:
                                  /s/ Tony M. Shelby
                                 Tony M. Shelby, Director

Dated:  April 28, 2000          By:
                                  /s/ David R. Goss
                                 David R. Goss, Director

Dated:  April 28, 2000          By:
                                  /s/ Barry H.Golsen
                                 Barry H. Golsen, Director

Dated:  April 28, 2000          By:
                                  /s/ Robert C. Brown
                                 Robert C. Brown, Director

Dated:  April 28, 2000          By:
                                  /s/ Bernard G. Ille
                                 Bernard G. Ille, Director

Dated:  April 28, 2000          By:
                                  /s/ Jerome D. Shaffer
                                 Jerome D. Shaffer, Director

Dated:  April 28, 2000          By:
                                  /s/ Raymond B. Ackerman
                                 Raymond B. Ackerman, Director

Dated:  April 28, 2000          By:
                                  /s/ Horace Rhodes
                                 Horace Rhodes, Director.

Dated:  April 28, 2000          By:
                                  /s/ Gerald G. Gagner
                                 Gerald J. Gagner, Director

Dated:  April 28, 2000          By:
                                  /s/ Donald W. Munson
                                 Donald W. Munson, Director

Dated:  April 28, 2000          By:
                                  /s/ Charles A. Burtch
                                 Charles A. Burtch, Director


                            PART III


Item 10.  Directors and Executive Officers of the Company

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

      The Company's By-laws provide that the Board of Directors, by resolution from time to time, may fix the number of directors that shall constitute the whole Board of Directors. The By-laws presently provide that the number of directors may consist of not less than three (3) nor more than twelve (12). The Board of Directors currently has set the number of directors at twelve
(12).

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

     Name and               First Became
Principal Occupation         A Director      Term Expires     Age

Raymond B. Ackerman (1)        1993               2002        77
Chairman Emeritus of Ackerman
McQueen, Inc.

Gerald G. Gagner (2)           1997               2000        64
President of Dragerton
Investments

Bernard G. Ille (3)            1971               2002        73
Investments

Donald W. Munson (4)           1997               2002        67
Consultant

Tony M. Shelby (5)             1971               2002        58
Senior Vice President of
Finance and Chief
Financial Officer of the
Company

Barry H. Golsen (6)            1981               2000        49
Vice Chairman of the
Board of Directors of
the Company and President
of the Climate Control
Business of the Company

David R. Goss (7)              1971               2000        59
Senior Vice President of
Operations of the Company

Jerome D. Shaffer, M.D. (8)    1969               2000        83
Investments

Robert C. Brown, M.D.   (9)    1969               2001        69
President of Northwest
Internal Medicine
Associates, Inc.

Jack E. Golsen (10)            1969               2001        71
President, Chief Executive
Officer and Chairman of
the Board of Directors of
the Company

Horace   G.   Rhodes   (11)    1996               2001        72
President/Managing Partner,
Kerr, Irvine, Rhodes
and Ables

Charles A. Burtch (12)         1999               2001        65
Investments


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

(2) Mr. Gagner, a resident of New Hope, Pennsylvania, served as President, Chief Executive Officer and director of USPCI, Inc., a New York Stock Exchange company involved in the waste management industry, from 1984 until 1988, when USPCI was acquired by Union Pacific Corporation. From 1988 to the present, Mr. Gagner has been engaged as a private investor. Mr. Gagner has served, and is presently serving, as President and a director of Dragerton Investments, Inc., which developed and sold one of the world's largest industrial waste landfills, and is presently general partner of New West Investors, L.P., which has investments principally in the financial service industry. Mr. Gagner is also a director of Automation Robotics, A.G., a German corporation. Mr. Gagner is also a director of the Ziegler Companies, Inc. Mr. Gagner has an engineering degree from the University of Utah.


(3) Mr. Ille served as President and Chief Executive Officer of First Life Assurance Company from May, 1988, until it was acquired by another company in March, 1994. For more than five (5) years prior to joining First Life, Mr. Ille served as President of United Founders Life Insurance Company. Mr. Ille is a director of Landmark Land Company, Inc., which was parent company of First Life. Mr. Ille is also a director for Quail Creek Bank, N.A. Mr. Ille is currently a private
     investor.   He  is  a  graduate  of  University  of Oklahoma.

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

(5) Mr. Shelby, a certified public accountant, is Senior Vice President and Chief Financial Officer of the Company, a position he has held for a period in excess of five (5) years. Prior to becoming Senior Vice President and Chief Financial Officer of the Company, Mr. Shelby served as Chief Financial Officer of a subsidiary of the Company and was with the accounting firm of Arthur Young & Co., a predecessor to Ernst & Young, L.L.P. Mr. Shelby is a graduate of Oklahoma City University.

(6) Mr. Golsen, L.L.B., has served as Vice Chairman of the Board of the Company since August, 1994, and for more than five
     (5) years has been the President of the Company's Environmental Control Business. Mr. Golsen has both his
     undergraduate  and  law  degrees  from  the  University   of
     Oklahoma.

(7) Mr. Goss, a certified public accountant, is a Senior Vice President - Operations of the Company and has served in substantially the same capacity for a period in excess of five (5) years. Mr. Goss is a graduate of Rutgers University.

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

(12) Mr. Burtch was formerly Executive Vice-President and West Division Manager of BankAmerica, where he managed BankAmerica's asset-based lending division for the western third of the United States. Mr. Burtch worked in the finance field for more than thirty-five (35) years. He is a graduate of Arizona State University.

     Family Relationships.  Jack E. Golsen is the father of Barry
H.  Golsen and the brother-in-law of Robert C. Brown, M.D. Robert
C. Brown, M.D. is the uncle of Barry H. Golsen.

      Section 16(a) Beneficial Ownership Reporting Compliance. Based solely on a review of copies of the Forms 3, 4 and 5 and amendments thereto furnished to the Company with respect to 1999, or written representations that no such reports were required to be filed with the Securities and Exchange Commission, the Company believes that during 1999 all directors and officers of the Company and beneficial owners of more than ten percent (10%) of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act filed their required Forms 3, 4, or 5, as required by Section 16(a) of the Securities Exchange Act of 1934, as amended, on a timely basis, except Messrs. Ackerman filed one Form 4 inadvertently late to report one grant of Company stock in lieu of director's fees.

Item 11.  Executive Compensation.

      The following table shows the aggregate cash compensation which the Company and its subsidiaries paid or accrued to the Chief Executive Officer and each of the other four (4) most highly-paid executive officers of the Company (which includes the Vice Chairman of the Board who also serves as President of the Company's Climate Control Business). The table includes cash distributed for services rendered during 1999, plus any cash distributed during 1999 for services rendered in a prior year, less any amount relating to those services previously included in the cash compensation table for a prior year.

                           Summary Compensation Table

                                                  Long-term
                                                   Compen-
                                                   sation
                          Annual Compensation      Awards

                                           Other                     All
                                           Annual      Securities   Other
                                           Compen-     Underlying  Compen-
Name  and             Salary     Bonus     sation         Stock    sation
Position        Year    ($)      ($)(1)    ($)(2)        Options     ($)

Jack E. Golsen, 1999  477,400        -         -        265,000       -
Chairman  of    1998  477,400        -         -              -       -
the Board,      1997  470,450        -         -              -       -
President and
Chief Executive Officer


Barry H. Golsen,1999  226,600        -         -        155,000       -
Vice Chairman   1998  226,600        -         -              -       -
of the Board of 1997  223,300        -         -              -       -
Directors and
President of the
Climate Control Business

David R. Goss,  1999  190,500        -         -        100,000       -
Senior Vice     1998  190,500        -         -              -       -
President -     1997  187,750        -         -              -       -
Operations

Tony M. Shelby, 1999  190,500        -         -        100,000       -
Senior Vice     1998  190,500        -         -              -       -
President/Chief 1997  187,750        -         -              -       -
Financial Officer

David M. Shear, 1999  165,000        -         -        100,000       -
Vice President/ 1998  165,000        -         -              -       -
General Counsel 1997  162,500        -         -              -       -

      (1) Bonuses are for services rendered for the prior fiscal year. No bonuses were paid to the above-named executive officers for 1997, 1998, or 1999 performance are to be paid to the above-named executive officers.

      (2) Does not include perquisites and other personal benefits, securities or property for the named executive officer in any year if the aggregate amount of such compensation for such year does not exceed the lesser of $50,000 or 10% of the total of annual salary and bonus reported for the named executive officer for such year.


     Option Grants in 1999. The following table sets forth information relating to individual grants of stock options made to each of the named executive officers in the above Summary Compensation Table during the last fiscal year.

                      Individual Grants

Name           Number of    % of     Exercise  Expirati      Potential
               Shares of    Total     Price     on Date  Realizable Value
                 Common    Options    ($/sh)                at Assumed
                 Stock     Granted                        Annual Rates of
               underlying  Employe                          Stock Price
                Options     es in                        Appreciation for
                Granted     1999                          Option Term (2)
                (#) (1)                                   5% ($)      10%

Jack E.         265,000     15.3      1.375     7-7-04    58,393   169,106
Golsen
Barry H.        155,000      9.0      1.375     7-7-04    34,155    98,911
Golsen
David R.        100,000      5.8       1.25     7-7-09    78,612   199,218
Goss
Tony M.         100,000      5.8       1.25     7-7-09    78,612   199,218
Shelby
David M.        100,000      5.8       1.25     7-7-09    78,612   199,218
Shear

(1)  The  Company has adopted a 1981 Incentive Stock Option Plan (the  1981 plan), a 1986 Incentive Stock Option Plan (the 1986 plan), a 1993 Incentive Stock Option Plan (the 1993 plan), and a 1998 Incentive Stock Option Plan (the 1998 plan). The 1981 plan, the 1986 plan, the 1993 plan, and the 1998 plan are collectively designated as the Plans. The Plans provide that the Company may grant options under the Plans to key salaried employees of the Company. The option price for all options granted under the Plans cannot equal less than 100% (or 110% for persons possessing more than 10% of the voting stock of the Company) of the market value of the Company's Common Stock on the date of the grant. The Company could grant options under the 1981 Plan until November 30, 1991, until April 10, 1996 under the 1986 Plan, and can grant options until August 5, 2003 under the 1993 Plan, and until August 13, 2008 under the 1998 Plan. The holder of an option granted under the Plans may not exercise the option after ten (10) years from the date of grant of the option (or five (5) years for persons possessing more than 10% of the voting stock of the Company). The options become exercisable approximately 20% after one year from the date of the grant, an additional 20% after two years, an additional 30% after three years, and the remaining 30% after four years.

(2) The potential realizable value of each grant of options assumes that the market price of the Company's Common Stock appreciates in value from the date of grant to the end of the option term at the annualized rates shown above each column. The actual value that an executive may realize, if any, will depend on the amount by which the market price of the Company's Common Stock at the time of exercise exceeds the exercise price of the option. As of April 7, 2000, the closing price of a share of the Company's Common Stock as quoted on the Over-the-Counter Bulletin Board was $.718. There is no assurance that any executive will receive the amounts estimated in this table.


               Aggregated Option Exercises in 1999
               and Fiscal Year End Option Values.

     The following table sets forth information concerning each exercise of stock options by each of the named executive officers during the last fiscal year and the year-end value of unexercised options:

                                      Number of         Value
                                      Securities    of Unexercised
                                      Underlying     In-the-Money
                                      Unexercised     Options at
                                      Options at   Fiscal Year End
                                      FY End (#)(2)     ($) (2)(3)
                 Shares
                Acquired      Value
               on Exercise  Realized  Exercisable/   Exercisable/
     Name        (#)(1)        ($)    Unexercisable  Unexercisable

Jack E. Golsen      -            -       70,000/              -/
                                        295,000 (4)        8,215
Barry H. Golsen     -            -       73,500/              -/
                                        185,000 (5)        4,805
David R. Goss       -            -       70,500/             93/
                                        124,000 (6)       15,600
Tony M. Shelby      -            -       70,500/             93/
                                        124,000 (6)       15,600
David M. Shear      -            -       67,800/             93/
                                        118,000 (6)       15,600


       (1)    The   named   executive  officer   did   not   exercise   any
Company stock options in 1999.

       (2) The incentive stock options granted under the Company's stock option plans become exercisable 20% after one year from date of grant, an additional 20% after two years, an additional 30% after three years, and the remaining 30% after four years.

       (3) The values are based on the difference between the price of the Company's Common Stock on the Over-the-Counter Bulletin Board at the close of trading on December 31, 1999 of
$1.406   per   share   and  the  exercise  price  of  such   option.    The
actual   value   realized   by   a   named   executive   officer   on   the
exercise of these options depends on the market value of the Company's Common Stock on the date of exercise.

       (4)    The  amounts  shown  include  a  non-qualified  stock  option
covering    176,500   shares   of   Common   Stock   which   is   currently
unexercisable.

       (5)    The  amounts  shown  include  a  non-qualified  stock  option
covering    55,000   shares   of   Common   Stock   which   is    currently
unexercisable.

       (6)    The  amounts  shown  include  a  non-qualified  stock  option
covering    35,000   shares   of   Common   Stock   which   is    currently
unexercisable.

       Other   Plans.    The  Board  of  Directors  has  adopted   an   LSB
Industries,   Inc.,   Employee  Savings  Plan  (the  "401(k)   Plan")   for
the employees (including executive officers) of the Company and its subsidiaries, excluding certain (but not all) employees covered under union agreements. The 401(k) Plan is an employee contribution plan, and the Company and its subsidiaries make no contributions to the 401(k) Plan. The amount that an employee
may  contribute  to  the  401(k)  Plan  equals  a  certain  percentage   of
the employee's compensation, with the percentage based on the employee's income and certain other criteria as required under
Section 401(k) of the Internal Revenue Code. The Company or subsidiary deducts the amounts contributed to the 401(k) Plan from the employee's compensation each pay period, in accordance with the employee's instructions, and pays the amount into the 401(k) Plan for the employee's benefit. The Summary Compensation Table set forth above includes any amount contributed and deferred during the 1997, 1998, and 1999 fiscal years pursuant to the 401(k) Plan by the named executive officers of the Company.

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

                                     Amount of
     Name of Individual            Annual Payment
     Barry H. Golsen                  $17,480
     David R. Goss                    $17,403
     Tony M. Shelby                   $15,605
     David M. Shear                   $17,822

       Compensation of Directors. In 1999, the Company compensated seven non-management directors in the amount of $4,500 each and one non-management director in the amount of approximately $2,900 for their services. The non-management directors of the Company also received $500 for every meeting of the Board of Directors attended during 1999. The following members of the Audit Committee, consisting of Messrs. Rhodes, Ille, Brown, and Shaffer, received an additional $20,000 each for their services in 1999. Each member of the Public Relations and Marketing Committee, consisting of Messrs. Ille and Ackerman, received an additional $20,000 and $15,000 and 4,000 shares of the Company's common stock, respectively, for his services in 1999. During 1997, the Board of Directors established a special committee of the Board of Directors for European business development (the "European Operations Committee") and elected Mr. Munson as a member of that committee. During 1999, Mr. Munson was paid approximately $42,100 for his services on the European Operations Committee.

       In   September,   1993,   the  Company   adopted   the   1993   Non-
Employee Director Stock Option Plan (the "Outside Director Plan"). The Outside Director Plan authorizes the grant of non-qualified stock options to each member of the Company's Board of
Directors  who  is  not  an  officer or employee  of  the  Company  or  its subsidiaries. The maximum shares for which options may be issued under the Outside Director Plan will be 150,000 shares (subject
to   adjustment   as   provided  in  the  Outside  Director   Plan).    The
Company shall automatically grant to each outside director an option to acquire 5,000 shares of the Company's Common Stock on
April 30 following the end of each of the Company's fiscal years in which the Company realizes net income of $9.2 million or more for such fiscal year. The exercise price for an option granted under the Outside Director Plan shall be the fair market value of the shares of Common Stock at the time the option is granted.
Each   option   granted   under  the  Outside   Director   Plan,   to   the
extent not exercised, shall terminate upon the earlier of the termination of the outside director as a member of the Company's Board of Directors or the fifth anniversary of the date such option was granted. The Company did not grant options under the Outside Director Plan in April, 1997, 1998, and 1999.

       During July, 1999, each of the outside directors of the Company (Messrs. Ackerman, Brown, Burtch, Gagner, Ille, Munson, Rhodes and Shaffer) was granted a non-qualified stock option for the purchase of up to 15,000 shares of Common Stock at an
exercise   price  of  $1.25  per  share,  which  was  the   closing   price
for the Company's Common Stock as quoted on the Over-the-Counter Bulletin Board as of the date of grant. These non-qualified options terminate at the earlier of (i) five years from the date of grant or (ii) upon an optionee ceasing to be a director of the
Company and are exercisable, in whole or in part, at anytime after six months from the date of grant prior to termination of the options.

        Employment   Contracts   and   Termination   of   Employment    and
Change in Control Arrangements.

a)   Termination of Employment and Change in Control Agreements.
     The   Company  has  entered  into  severance  agreements   with   Jack
     E. Golsen, Barry H. Golsen, Tony M. Shelby, David R. Goss, David M. Shear, and certain other officers of the Company and subsidiaries of the Company.

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

       See   "Compensation   of   Directors"  for  information   concerning
compensation paid and options granted to non-employee directors of the Company during 1999 for services as a director to the Company.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

        Security    Ownership   of   Certain   Beneficial    Owners.    The
following   table   shows   the  total  number  and   percentage   of   the
outstanding shares of the Company's voting Common Stock and voting Preferred Stock beneficially owned as of the close of business  on  April  7,  2000,  with  respect  to  each  person  (including any "group" as used in Section 13(d)(3) of the Securities Act of 1934, as amended) that the Company knows to have beneficial ownership of more than five percent (5%) of the Company's voting
Common   Stock  and  voting  Preferred  Stock.   A  person  is  deemed   to
be  the   beneficial  owner  of  voting  shares  of  Common  Stock  of  the
Company  which  he  or  she  could  acquire  within  sixty  (60)  days   of
April 29, 2000.

       Because of the requirements of the Securities and Exchange Commission as to the method of determining the amount of shares an individual or entity may beneficially own, the amounts shown below for an individual or entity may include shares also considered beneficially owned by others.



                                               Amounts
Name and Address               Title          of Shares         Percent
      of                        of           Beneficially         of
Beneficial Owner               Class           Owned(1)          Class

Jack E. Golsen and            Common       4,243,668 (3)(5)(6)     33.2%
members of his family (2)  Voting Preferred   20,000 (4)(6)        92.7%

Riverside Capital
Advisors, Inc. (7)            Common       1,467,397 (7)           11.0%

Ryback Management
Corporation                   Common       1,835,063 (8)           13.4%

Dimensional Fund
Advisors, Inc.                Common         686,000 (9)            5.8%

Jayhawk Capital
Management, LLC               Common       1,016,300(10)            8.6%
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

       (3) Includes (a) the following shares over which Jack E. Golsen ("J. Golsen") has the sole voting and dispositive power:
(i) 109,028 shares that he owns of record, (ii) 4,000 shares that he has the right to acquire upon conversion of a promissory note,
(iii)   133,333  shares  that  he  has  the  right  to  acquire  upon   the
conversion   of   4,000   shares   of   the   Company's   Series   B    12%
Cumulative Convertible Preferred Stock (the "Series B Preferred") owned of record by him, (iv) 10,000 shares owned of record by the
MG  Trust,  of  which  he  is  the  sole trustee,  and  (v)  70,000  shares that he has the right to acquire within the next sixty (60) days under the Company's stock option plans; (b) 1,052,250 shares owned of record by Sylvia H. Golsen, over which she and her
husband,   J.   Golsen   share   voting   and   dispositive   power;    (c)
246,616 shares over which Barry H. Golsen ("B. Golsen") has the sole voting and dispositive power, 533 shares owned of record by
B. Golsen's wife, over which he shares the voting and dispositive power, and 75,000 shares that he has the right to acquire within the next sixty (60) days under the Company's stock option plans;
(d) 206,987 shares over which Steven J. Golsen ("S. Golsen") has the sole voting and dispositive power and 61,000 shares that he
has   the  right  to  acquire  within  the  next  sixty  (60)  days   under
the Company's stock option plans; (e) 222,460 shares held in trust for the grandchildren of J. Golsen and Sylvia H. Golsen of which B. Golsen, S. Golsen and Linda F. Rappaport ("L. Rappaport") jointly or individually are trustees; (f) 82,552 shares owned of record by L. Rappaport, over which L. Rappaport has the sole voting and dispositive power; (g) 1,336,799 shares owned of record by SBL Corporation ("SBL"), 39,177 shares that SBL has the right to acquire upon conversion of 9,050 shares of the Company's non-voting $3.25 Convertible Exchangeable Class C Preferred Stock, Series 2 (the "Series 2 Preferred"), and 400,000 shares that SBL has the right to acquire upon conversion of
12,000   shares  of  Series  B  Preferred  owned  of  record  by  SBL,  and
(h) 60,600 shares owned of record by Golsen Petroleum Corporation ("GPC"), which is a wholly-owned subsidiary of SBL, and 133,333 shares that GPC has the right to acquire upon conversion of 4,000 shares of Series B Preferred owned of record by GPC. SBL is wholly-owned by Sylvia H. Golsen (40% owner), B. Golsen (20%
owner),  S.  Golsen  (20%  owner),  and  L.  Rappaport  (20%  owner)   and,
as a result, SBL, J. Golsen, Sylvia H. Golsen, B. Golsen, S. Golsen, and L. Rappaport share the voting and dispositive power of the shares beneficially owned by SBL. SBL's address is 16 South Pennsylvania Avenue, Oklahoma City, Oklahoma 73107.

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

      (5) Does not include 124,350 shares of Common Stock that L. Rappaport's husband owns of record and 61,000 shares which he has the right to acquire within the next sixty (60) days under the Company's stock option plans, all of which L. Rappaport disclaims beneficial ownership. Does not include 219,520 shares of Common Stock owned of record by certain trusts for the benefit of B.
Golsen,   S.   Golsen,  and  L.  Rappaport  over  which   B.   Golsen,   S.
Golsen and L. Rappaport have no voting or dispositive power. Heidi Brown Shear, an officer of the Company and the niece of J. Golsen, is the Trustee of each of these trusts.

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

        (9) Dimensional Fund Advisors, Inc. ("Dimensional"), a registered investment advisor, is deemed to have beneficial ownership of 686,100 shares of the Company's Common Stock, all of which shares are held in portfolios of DFA Investment Dimensions
Group Inc., a registered open-end investment company, or in series of the DFA Investment Trust Company, a Delaware business trust, or the DFA Group Trust and DFA Participation Group Trust,
investment vehicles for qualified employee benefit plans, all of which Dimensional Fund Advisors Inc. serves as investment manager. Dimensional disclaims beneficial ownership of all such shares. The address of Dimensional is 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401.

       (10)    Jayhawk   Capital   Management,   L.L.C.   ("Jayhawk"),   an
investment advisor, has sole voting and dispositive power over 1,016,300 shares. The address of Jayhawk is 8201 Mission Road, Suite 110, Prairie Village, Kansas 66208.

       Security Ownership of Management. The following table sets forth information obtained from the directors and nominees to be elected as a director of the Company and the directors, nominees and executive officers of the Company as a group as to their beneficial ownership of the Company's voting Common Stock and voting Preferred Stock as of April 7, 2000.

       Because of the requirements of the Securities and Exchange Commission as to the method of determining the amount of shares an individual or entity may own beneficially, the amount shown below for an individual may include shares also considered beneficially owned by others. Any shares of stock which a person does not own, but which he or she has the right to acquire within
sixty   (60)  days  of  April  29,  2000,  are  deemed  to  be  outstanding for the purpose of computing the percentage of outstanding stock of the class owned by such person but are not deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person.

                                        Amounts of
                                         Shares
   Name of              Title of       Beneficially   Percent of
Beneficial Owner          Class            Owned          Class

Raymond B. Ackerman      Common            46,000 (2)      *

Robert C. Brown, M.D.    Common           248,329 (3)     2.1%

Charles A. Burtch        Common            15,000 (4)      *

Gerald J. Gagner         Common            33,000 (5)      *

Barry H. Golsen          Common         2,514,518 (6)    20.1%
                    Voting Preferred       16,000 (6)    74.2%

Jack E. Golsen           Common         3,348,520 (7)    26.5%
                    Voting Preferred       20,000 (7)    92.7%

David R. Goss            Common           253,625 (8)     2.1%

Bernard G. Ille          Common           130,000 (9)     1.1%

Donald W. Munson         Common            31,432 (10)     *

Horace G. Rhodes         Common            35,000 (11)     *

Jerome D. Shaffer, M.D.  Common           144,363 (12)    1.2%

Tony M. Shelby           Common           264,879 (13)    2.2%

Directors and            Common         5,321,934 (14)   40.1%
Executive Officers   Voting Preferred      20,000        92.7%
as a group number
(14 persons)

*    Less than 1%.

       (1) The Company based the information, with respect to beneficial ownership, on information furnished by each director or officer, contained in filings made with the Securities and Exchange Commission, or contained in the Company's records.

      (2) Mr. Ackerman has sole voting and dispositive power over these shares. 6,000 of these shares are held in a trust for which Mr. Ackerman is both the settlor and the trustee and in which he has the vested interest in both the corpus and income.
The remaining 40,000 shares of Common Stock included herein are shares that Mr. Ackerman may acquire pursuant to currently exercisable non-qualified stock options granted to him by the Company.

      (3)   The  amount  shown  includes  40,000  shares  of  Common  Stock
that   Dr.  Brown  may  acquire  pursuant  to  currently  exercisable  non-
qualified   stock   options   granted  to  him   by   the   Company.    The
shares,   with   respect  to  which  Dr.  Brown  shares  the   voting   and
dispositive   power,   consists   of   122,516   shares   owned   by    Dr.
Brown's   wife,   15,000  shares  held  jointly  by  Dr.  Brown   and   his
wife,   50,727   shares   owned  by  Robert  C.  Brown,   M.D.,   Inc.,   a
corporation  wholly-owned  by  Dr.  Brown,  and  20,086  shares   held   by
the Robert C. Brown M.D., Inc. Employee Profit Sharing Plan, of which Dr. Brown serves as the trustee. The amount shown does not include 57,190 shares directly owned by the children of Dr. Brown, all of which Dr. Brown disclaims beneficial ownership.

       (4) Mr. Burtch has sole voting and dispositive power over these shares, which may be acquired by Mr. Burtch pursuant to currently exercisable non-qualified stock options granted to him by the Company.

       (5) Mr. Gagner has sole voting and dispositive power over these shares, which include 30,000 shares that may be acquired by Mr. Gagner pursuant to currently exercisable non-qualified stock options granted to him by the Company.

       (6) See footnotes (3), (4), and (6) of the table under "Security Ownership of Certain Beneficial Owners" of this item for a description of the amount and nature of the shares beneficially owned by B. Golsen, including shares he has the right to acquire within sixty (60) days.

       (7) See footnotes (3), (4), and (6) of the table under "Security Ownership of Certain Beneficial Owners" of this item
for   a   description   of   the   amount  and   nature   of   the   shares
beneficially owned by J. Golsen, including the shares he has the right to acquire within sixty (60) days.

       (8) The amount shown includes 72,000 shares that Mr. Goss has the right to acquire within sixty (60) days pursuant to options granted under the Company's stock option plans. Mr. Goss has the sole voting and dispositive power over these shares.

      (9) The amount includes (i) 40,000 shares that Mr. Ille may purchase pursuant to currently exercisable non-qualified stock options, over which Mr. Ille has the sole voting and dispositive power, and (ii) 90,000 shares owned of record by Mr. Ille's wife.

       (10)    This  amount  includes  (i)  432  shares  of  Common   Stock
that Mr. Munson has the right to acquire upon conversion of 100 shares of non-voting Series 2 Preferred that he beneficially owns, and (ii) 30,000 shares that Mr. Munson may purchase pursuant to currently exercisable non-qualified stock options, over which Mr. Munson has the sole voting and dispositive power.

       (11) Mr. Rhodes has sole voting and dispositive power over these shares, which include 30,000 shares that may be acquired by Mr. Rhodes pursuant to currently exercisable non-qualified stock options granted to him by the Company.

       (12) Dr. Shaffer has the sole voting and dispositive power over these shares, which include 40,000 shares that Dr. Shaffer
may    purchase    pursuant   to   currently   exercisable    non-qualified
stock options and 4,329 shares that Dr. Shaffer has the right to acquire upon conversion of 1,000 shares of Series 2 Preferred owned by Dr. Shaffer. This amount also includes 10,000 shares owned by Dr. Shaffer's wife.

       (13) Mr. Shelby has the sole voting and dispositive power over these shares, which include 72,000 shares that Mr. Shelby has the right to acquire within sixty (60) days pursuant to options granted under the Company's ISOs and 15,151 shares that Mr. Shelby has the right to acquire upon conversion of 3,500 shares of Series 2 Preferred owned by Mr. Shelby.

       (14) The amount shown includes 677,000 shares of Common Stock that executive officers, directors, or entities controlled by executive officers and directors of the Company have the right to acquire within sixty (60) days.

Item 13.  Certain Relationships and Related Transactions.

        A subsidiary of the Company, Hercules Energy Mfg. Corporation ("Hercules"), leased land and a building in Oklahoma City, Oklahoma from Mac Venture, Ltd. ("Mac Venture"), a limited partnership. GPC (a wholly owned subsidiary of SBL) serves as the general partner of Mac Venture. The limited partners of Mac
Venture include GPC and the three children of Jack E. Golsen. See "Security Ownership of Certain Beneficial Owners" and "Security
Ownership   of   Management"  above  for  a   discussion   of   the   stock
ownership   of   SBL.    The   warehouse   and   shop   space   leased   by
Hercules   from   Mac  Venture  consists  of  a  total  of  30,000   square
feet. Hercules leased the property from Mac Venture for $3,750 per month under a triple net lease extension which began as of January 1, 1999, and expired on December 31, 1999.

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

       In 1983, LSB Chemical Corp. ("LSB Chemical"), a subsidiary of the Company, acquired all of the outstanding stock of El Dorado Chemical Company ("EDC") from its then four stockholders ("Ex-Stockholders"). A substantial portion of the purchase price consisted of an earnout based primarily on the annual after-tax earnings of EDC for a ten-year period. During 1989, two of the Ex-Stockholders received LSB Chemical promissory notes for a portion of their earnout, in lieu of cash, totaling approximately $896,000, payable $496,000 in January 1990, and $400,000 in May,
1994. LSB Chemical agreed to a buyout of the balance of the earnout from the four Ex-Stockholders for an aggregate purchase amount of $1,231,000. LSB Chemical purchased for cash the earnout from two of the Ex-Stockholders and issued multi-year promissory notes totaling $676,000 to the other two Ex-Stockholders. Jack E. Golsen guaranteed LSB Chemical's payment obligation under the promissory notes. The unpaid balance of these notes at March 31, 2000, was $400,000.

       On   October  17,  1997,  Prime  Financial  Corporation   ("Prime"),
a   subsidiary   of   the  Company,  borrowed  from  SBL Corporation,
a   corporation
wholly   owned   by   the  spouse  and  children   of   Jack   E.   Golsen,
Chairman of the Board and President of the Company, the principal amount of $3,000,000 (the "Prime Loan") on an unsecured basis and
payable  on  demand,  with  interest  payable  monthly  in  arrears  at   a
variable   interest   rate  equal  to  the  Wall   Street   Journal   Prime
Rate   plus  2%  per  annum.   The  purpose  of  the  loan  was  to  assist
the   Company   by  providing  additional  liquidity.   The   Company   has
guaranteed   the   Prime  Loan.  During   1999,   $150,000   in   principal
and   $280,000    in interest  was  paid  on  this  Prime  Loan,  and  as
of  March  31,  2000,the   unpaid   principal  balance  on  the  Prime  Loan
was   $1,950,000.  In   February   2000,   the   Company   borrowed
approximately   $500,000 under  its  key  man  life  insurance  policies,  and
used  such  proceeds to   reduce  the  principal  amount  due  SBL.   In
April,  2000,  at  the request  of  Prime  and  the  Company, SBL  agreed
to  modify  the  demand note   to   make  such  a  term  note  with  a
maturity  date  no  earlier than  April  1,  2001,  unless  the  Company
receives  cash  proceeds   in connection  with  either  (i)  the  sale  or
other  disposition   of   KAC Acquisition    Corp.   and/or   Kestrel
Aircraft,   and/or    (ii)    the repayment   of  loans  by  Co-Energy
Group  and  affiliates,  and/or   the repayment    of    amounts   in
connection   with   the   stock    option agreement   with  the
shareholders  of  Co-Energy  Group,   and/or   (iii) some   other   source
that  is  not  in  the  Company's  projections   for the  year  2000.
From  April  1,  2000 until  no  sooner  than  April  1, 2001,  any  demand
for  repayment  of  principal  under  the  Prime   Loan shall   not
exceed  $1,000,000  from  proceeds  realized  on  item   (ii) and
$950,000   from   proceeds  realized   on   items   (i)   and   (iii)
discussed above.

In order to make the Prime Loan to Prime, SBL borrowed the $3,000,000 from a bank, and as part of the collateral pledged by SBL to the bank in connection with such loan, SBL pledged, among other things, its note from Prime. In order to obtain SBL's agreement as provided above, effective April 21, 2000, a subsidiary of the Company pledged to the bank approximately 2,000,000 shares of the Company's Common Stock that it held as treasury stock pursuant to the terms of a non-recourse guaranty to secure repayment of the loan by the bank to SBL. As of April 15, 2000, the outstanding principal balance due to the bank from SBL as a result of such loan was $2,000,000.