Form 10-K/A
period 1999-12-31
LSB INDUSTRIES INC
filed 2000-06-01
CIK 60714

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                         Amendment No. 2
                            FORM 10-K/A
(Mark One)

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

                    (Facing Sheet Continued)




      Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for the shorter period that the Registrant has had to file the reports), and (2) has been subject to the filing requirements for the past
90 days.  YES ____  NO   X  .

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __________.

      As of May 31, 2000, the aggregate market value of the 7,656,337 shares of voting stock of the Registrant held by non-affiliates of the Company equaled approximately $6,669,295 based on the closing sales price for the Company's common stock as reported for that date on the Over-the-Counter Bulletin Board. That amount does not include the 1,462 shares of voting Convertible Non-Cumulative Preferred Stock (the "Non-Cumulative Preferred Stock") held by non-affiliates of the Company. An active trading market does not exist for the shares of Non-Cumulative Preferred Stock.

     As of May 31, 2000, the Registrant had 11,877,411 shares of common stock outstanding (excluding 3,285,957 shares of common stock held as treasury stock).

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

      In connection with the Automotive Products Business plan of disposal, the Company's Board of Directors approved a sale of the Automotive Products Business to an identified third party,
subject to completion  of certain   conditions  (including  approval
from the Automotive Products Business' primary lender). This sale was completed by May 4, 2000. Upon completion of the sale of the Automotive Products Business, the Company received notes receivable in the approximate amount of $8.7 million, such notes being secured by a second lien on substantially all of the assets of the former Automotive Products Business. These notes, and any payments of principal and interest, thereon, are subordinated to the buyer's primary lender (which is the same lender that was the primary lender to the Automotive Products Business). The
Company will receive no principal payments under the notes for the first two years following the sale of the Automotive Products Business. In addition, the buyer assumed substantially all of the Automotive Products Business' debts and obligations, which at December 31, 1999, prior to the Zeller acquisition, totaled $22.2 million.

     The notes to be received by the Company will be secured by a lien on all of the assets of the buyer and its subsidiaries, with the  notes  to  be  received by the Company  and  liens  securing payment  of all of the notes subordinated to the buyer's  primary lender  and  will  be  subject to any liens  outstanding  on  the
assets.   As of May 4, 2000, the Automotive Products  Business
owed  its primary lender approximately $14.1 million.  After  the sale,  the  Company  remained  a  guarantor  on  certain
equipment notes of the Automotive Products Business (which equipment notes have an outstanding principal balance of $4.5 million as of March 31, 2000) and  continues  to guaranty up to $1 million of the revolving credit facility of the buyer, as  it did  for
its Automotive Products Business.   There   are   no assurances
that the Company will be able to collect on the notes issued to the Company as consideration for the purchase or that the debts and obligations of the Automotive Products Business assumed by the buyer will be paid.

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

      In  1998 and 1999, the Chemical Business has been adversely affected by the drought conditions in the mid-south market during the  primary fertilizer season, along with the importation of low priced  Russian ammonium nitrate, resulting in lower sales volume and lower sales price for certain of its products sold in its agricultural markets. The Chemical Business is a member of an
organization  of  domestic  fertilizer  grade  ammonium   nitrate
producers  which  is  seeking relief  from  unfairly  low  priced
Russian  ammonium nitrate.  This industry group filed a  petition in July 1999 with the U.S. International Trade Commission and the
U.S.  Department of Commerce seeking an antidumping investigation
and,   if   warranted,   relief  from   Russian   dumping.    The
International   Trade   Commission  has  rendered   a   favorable
preliminary determination that U.S. producers of ammonium nitrate have  been  injured  as  a  result of  Russian  ammonium  nitrate imports.  In addition, the U.S. Department of Commerce has issued a  preliminary affirmative determination that the Russian imports were  sold  at  prices that are 264.59% below their  fair  market
value.   On May 19, 2000, the U.S. and Russian governments
entered into an agreement to limit volumes and set minimum prices for Russian ammonium nitrate exported to the United States. As a result of this agreement, the antidumping investigation has been suspended. The U.S. industry or Russian exporters may, however, request completion of the investigation. If the investigation is completed with final affirmative findings by the Department of Commerce and the International Trade Commission, an antidumping order will automatically be put in place in the event of termination or violation of the agreement. See "Management's Discussion and Analysis of Financial Condition
and  Results  of Operations"   and   "Special   Note   Regarding
Forward-Looking Statements".

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


Stockholders

     As of May 31, 2000, the Company had 939 record holders of its Common Stock.

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


Item 6.   SELECTED FINANCIAL DATA (1)

                                         Years ended December 31,
                                   1999      1998      1997    1996     1995

                                              (Dollars in Thousands,
                                             except per share data)
Selected Statement of Operations Data:

   Net sales                     $261,697   $270,042  $278,430 $269,213  $234,121

   Total revenues                $262,733   $271,332  $283,597 $275,998  $240,861

   Interest expense              $ 15,441   $ 14,938  $ 12,155 $  8,280  $  8,929

   Income (loss) from continuing
     operations before extraordinary
     charge                      $(31,646)  $  2,439  $ (8,755) $ 1,944  $  1,144

   Net loss                      $(49,767)  $ (1,920) $(23,065) $(3,845) $ (3,732)

   Net loss applicable
     to common stock             $(52,995)  $ (5,149) $(26,294) $(7,074) $ (6,961)

   Basic and diluted loss
     per common share:
       Loss from continuing
        operations before extraordinary
        charge                   $  (2.95)  $   (.07) $  (.93)  $  (.10) $  (.16)

     Losses on discontinued
      operations                 $  (1.53)  $   (.35) $  (.75)  $  (.45) $  (.38)

     Net loss                    $  (4.48)  $   (.42) $  (2.04) $  (.55) $  (.54)


Item 6.   SELECTED FINANCIAL DATA (Continued) (1)

                                               Years ended
December 31,
                                     1999      1998      1997    1996    1995
                                                (Dollars in Thousands,
                                                except per share data)
Selected Balance Sheet Data:

  Total assets                     $188,635  $223,250  $244,600 $233,703  $217,860


  Long-term debt, including current
       portion                     $158,072  $150,506  $160,903 $109,023  $102,472

  Redeemable preferred stock       $    139  $    139  $    146 $    146  $    149

  Stockholders' equity (deficit)   $(14,173) $ 35,059  $ 44,496 $ 74,018  $ 81,576

Selected other data:
  Cash dividends declared
    per common share               $      -  $    .02  $    .06 $    .06  $    .06

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


       In connection with the Automotive Products Business plan of disposal, the Company's Board of Directors approved a sale of the Business to an identified third party, subject to completion of certain conditions (including approval from the Automotive Products Business' primary lender). This sale was completed by May 4, 2000. Upon completion of the sale of the Automotive Products Business, the Company received notes receivable in the approximate amount of $8.7 million, such notes being secured by a second
lien on substantially all of the assets of the   Automotive
Products Business. These notes, and any payments of principal and interest, thereon, are subordinated to the buyer's primary lender (which is the same lender that was the primary lender to the Automotive Products Business). The Company will receive no principal payments under the notes for the first two years following the sale of the Automotive Products Business. In addition, the buyer will assume substantially all of the Automotive Products Business' debts and obligations, which at December 31, 1999, prior to the Zeller acquisition totaled $22.2 million.

       The notes received by the Company will be secured by a lien on all of the assets of the buyer and its subsidiaries, with the notes to be received by the Company, and liens securing payment of all of the notes subordinated to the buyer's primary lender and will be subject to any liens outstanding on the assets. As of May 4, 2000, the Automotive Products Business owed its primary lender approximately $14.1 million. After the sale, the Company remained a guarantor on certain equipment notes of the Automotive Products Business (which equipment notes have an outstanding principal balance of $4.5 million as of March 31, 2000) and continued to guaranty up to $1 million of the revolving credit facility of the buyer, as it did for its Automotive Products Business. There are no assurances that the Company will be able to collect on the notes issued to the Company as consideration for the purchase.

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

        During 1999, the Chemical Business had commitments to purchase anhydrous ammonia under three contracts. The Company's purchase price of anhydrous ammonia under one of these contracts could be higher or lower than the current market spot price of anhydrous ammonia. Pricing is subject to variations due to numerous factors contained in this contract. Based on the pricing index contained in this contract, prices paid during 1998 and 1999 were substantially higher than the current market spot price. As of December 31, 1999, the Chemical Business is to purchase 96,000 tons at a minimum of 2,000 tons of anhydrous ammonia per month during 2000 and 3,000 tons per month in 2001 and 2002 under this contract. In addition, under the contract the Company is committed to purchase 50% of its remaining requirements of anhydrous ammonia through 2002 from this third party at prices which approximate market prices. The purchase price(s) the Chemical Business will be required to pay for the remaining 96,000 tons of anhydrous ammonia under this contract currently exceeds and is expected to continue to exceed the spot market prices throughout the purchase period. Additionally, the excess supply of nitrate based products, caused, in part, by the import of Russian nitrate, caused a significant decline in the sales prices; although sales prices have improved in 2000 (improvement in sales margins is expected in the near term due to increased cost of anhydrous ammonia). During 1999, this decline in sales price resulted in the cost of anhydrous ammonia purchased under this contract when combined with manufacturing and distribution costs, to exceed anticipated future sales prices. As a result, the accompanying Consolidated Financial Statements included a loss provision of approximately $8.4 million for anhydrous ammonia required to be purchased during the remainder of the contract ($7.4 million remaining accrued liability as of December 31, 1999). The provision for loss at December 31, 1999 was based on the forward contract pricing existing at June 30, 1999 and September 30, 1999 (the date the provisions were recognized), and estimated market prices for products to be manufactured and sold during the remainder of the contract. There are no assurances that such estimates will prove to be accurate. Differences, if any, in the estimated future cost of anhydrous ammonia and the actual cost in effect at the time of purchase and differences in the estimated sales prices and actual sales prices of products manufactured could cause the Company's operating results to differ from that estimate in arriving at the loss provision recorded during 1999. See Note
18 of Notes to Consolidated Financial Statements.

         The Chemical Business is a member of an organization of domestic fertilizer grade ammonium nitrate producers which sought relief from unfairly low priced Russian ammonium nitrate. This industry group filed a petition in July 1999 with the U.S. International Trade Commission and the U.S. Department of Commerce seeking an antidumping investigation and, if warranted, relief from Russian dumping. The International Trade Commission has rendered a favorable preliminary determination that U.S. producers of ammonium nitrate have been injured as a result of Russian ammonium nitrate imports. In addition, the U.S. Department of Commerce has issued a preliminary affirmative determination that the Russian imports were sold at prices that are 264.59% below their fair market value. On May 19, 2000, the U.S. and Russian governments entered into an agreement to limit volumes and set minimum prices for Russian ammonium nitrate exported to the United States. As a result of this agreement, the antidumping investigation has been suspended. The U.S. industry or Russian exporters may, however, request completion of the investigation. If the investigation is completed with final affirmative findings by the Department of Commerce and the International Trade Commission, an antidumping order will automatically be put in place in the event of termination or violation of the agreement.

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

                                       1999          1998        1997
                                                  (In thousands)
Net sales:
 Businesses continuing:
  Chemical                         $128,154        $125,757   $130,467
  Climate Control                   117,055         115,786    105,909
  Industrial Products                 9,027          14,315     15,572


                                   _____________________________________
                                   $254,236        $255,858   $251,948

Business disposed of - Chemical (1)   7,461          14,184     26,482


                                   ______________________________________
                                   $261,697        $270,042   $278,430


                                   ======================================

Gross Profit: (2)
 Businesses continuing:
  Chemical                         $ 13,532        $ 18,570    $16,171
  Climate Control                    35,467          32,278     29,552
  Industrial Products                 1,757           3,731      3,776


                                   _____________________________________
                                   $ 50,756        $ 54,579     $49,499


                                   =====================================
Operating Profit (loss): (3)
 Businesses continuing:
  Chemical                         $  1,325        $  6,592     $ 5,531
  Climate Control                     9,751          10,653       8,895
  Industrial Products                (2,507)           (403)       (993)


                                   _______________________________________
                                      8,569          16,842      13,433

 Business disposed of -
   Chemical (1)                      (1,632)         (2,467)        (52)


                                   _________________________________________
                                      6,937          14,375       13,381
General corporate and other
 expenses, net                       (8,449)         (9,891)      (9,931)
Interest expense:
 Business disposed of (1)              (326)           (434)        (720)
 Businesses continuing              (15,115)        (14,504)     (11,435)
Gain (loss) on businesses
   disposed of                       (1,971)         12,993            -
Provision for loss on firm purchase
 commitments - Chemical              (8,439)              -            -
Provision for impairment on long-lived
 Assets - Chemical                   (4,126)              -            -


                                  ________________________________________
Income (loss) from continuing
 operations before provision for
 income taxes and extraordinary
 charge                            $(31,489)      $   2,539     $  (8,705)


                                 ========================================
Total assets:
 Businesses continuing:
  Chemical                         $ 93,482        $107,780     $ 117,671
  Climate Control                    65,521          49,516        49,274
  Industrial Products                 8,203          11,662         9,929
  Corporate assets and other         21,429          22,137        32,894
 Business disposed of - Chemical          -          16,797        19,899
 Net assets of discontinued operations    -          15,358        14,933


                                  _______________________________________
Total assets                       $188,635        $223,250      $244,600


                                  =======================================

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

       During   the   third   and  fourth  quarters  of   1999, two   of  the
plants   were   temporarily   shut  down  due  to  the excessive supply  of
ammonium    nitrate   at   the   Chemical   Business   and   in the    market
place.     The   plants   that   were   shut   down   increased the   Chemical
Business'   losses   due   to   overhead  costs  that   continue even   though
product   was   not   being   produced   at   the   plants temporarily  shut
down.   These   plants   have   resumed  production   in   the first   quarter
of   2000.    There   are  no  assurances  that  the  Chemical Business  will
not    be    required   to   record   additional   loss provisions   in    the
future.    Based   on   the   forward  pricing and other factors  existing
as of May 2000,   the   Chemical  Business may be required to  recognize   an
additional   loss   on   the   anhydrous  ammonia   purchase contracts of
approximately $1.0 million. See "Special Note regarding Forward Looking Statements".

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

Businesses Disposed of

       The   Company   sold  substantially  all  the  assets  of its   wholly-
owned    Australian    subsidiary   in   1999.    The    Company also    sold
certain   real   estate   in  1998.   See  discussion   in   Note 5   of   the
Notes to Consolidated Financial Statements.

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

        Net cash provided by financing activities included (i) payments on long-term debt and other debt of $6.1 million, (ii) proceeds from long-term and other borrowings, net of origination fees, of $2.9 million, (iii) net increases in revolving debt of 6.6 million (iv) decreases in drafts payable of $.3 million, (v) dividends of $1.7 million, and (vi) treasury stock purchases of $.2 million.

       During the first six months of 1999, the Company declared and paid the following aggregate dividends: (i) $12.00 per share on each of the out-standing shares of its Series B 12% Cumulative Convertible Preferred Stock;
(ii) $1.625 per share on each outstanding share of its $3.25 Convertible Exchangeable Class C Preferred Stock, Series 2; and (iii) $10.00 per share on each outstanding share of its Convertible Noncumulative Preferred Stock. In order to conserve cash, no dividends were declared or paid subsequent to June 30, 1999.

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

     During January 2000, a subsidiary of ClimaChem obtained financing up to $3.5 million with the City of Oklahoma City ("Lender") to finance the working capital requirements of Climate Control's new product line of large air handlers. Currently, the financing agreement requires the Company to make interest payments on a quarterly basis at the Lender's LIBOR rate plus two-tenths of one percent (.2%) per annum. After the Lender obtains financing through the U.S. Department of Housing and Urban Development ("HUD"), the Company will be required to make principal payments on an annual basis over a term of sixteen (16) years but based on a twenty (20) year amortization period. Interest payments will be required on a semi-annual basis at the rate charged to the Lender by HUD at the time of the funding. The loan is secured by a mortgage on the manufacturing facility and a separate unrelated parcel of land.

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

     In April 2000, the Company repurchased $5.0 million of the Senior Notes for $1.2 million. The Company funded the repurchase of these Senior Notes out of its working capital.

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

     The Company's plan for 2000 calls for the Company to improve its liquidity and operating results through the liquidation of non- core assets, realization of benefits from its late 1999 and early 2000 realignment of its overhead (which serves to minimize the cash flow requirements of the Company and its subsidiaries which are not subsidiaries of ClimaChem) and through various debt and equity alternatives.

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

     During 1999, the Chemical Business sustained significant losses, primarily as a result of the reduction of selling prices for its nitrate-
based products (in large part due to the flood of the market with low-priced Russian ammonium nitrate) while the Company's cost of raw materials escalated under a contract with a pricing mechanism tied to the price of natural gas which increased dramatically. During late 1999, the Company renegotiated this supply contract, extending the cash requirements under its take-or-pay provision to delay required takes to 2000, 2001 and 2002 and to obtain future raw material requirements at spot market prices. The Company was also active in bringing about a favorable preliminary determination from the International Trade Commission and Commerce Department, which has had the current impact of minimizing the dumping of Russian ammonium nitrate in the U.S. market. This investigation has been suspended due to the agreement between Russia and the United States to limit volumes and set minimum prices for imported Russian ammonium nitrate.  (The U.S. industry or Russian exporters may, however, request completion of the investigation).  This, and other factors has
allowed the Chemical Business to see marginally improved market pricing for its nitrate-based products in the first three months of 2000 compared to the comparable period in 1999; however, there are no assurances that this
improvement will continue.   The Company also successfully commenced operations
of its EDNC Baytown plant which is selling product to Bayer under a long-term supply contract.

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

     The plan for 2000 calls for the Company to dispose of a significant portion of its non-core assets. As previously discussed, on April 5, 2000, the Board of Directors approved the disposal of the Automotive Products Business. The Automotive Products Business has experienced a rapidly consolidating market and is not in an industry which the Company sees as able to produce an adequate return on its investment. Additionally, the Company is presently evaluating alternatives for realizing its net investment in the Industrial Products Business. The Company has had discussions involving the possible sale of the Industrial Products Business; however, no definitive plans are currently in place and any which may arise will require Board of Director approval prior to consummation. The Company is currently continuing the operations of the Industrial Products Business; however, the Company may
sell or dispose of the operations in 2000.   The Company's plan for 2000 also
calls for the realization of the Company's investment in an option to acquire
an energy conservation    company    and   advances   made    to such entity
(the "Optioned   Company").   In   April   2000,   the   Company received
written acknowledgment   from   the   President  of  the Optioned Company
that it had executed a letter of intent to sell to a third party, the proceeds from which would allow repayment of the advances and options payments to the Company in the amount of approximately $2.7 million. As of the date of this report, the Company has received written confirmation from the buyer of the Optioned Company that the transaction is on schedule to close in the month of June,
2000 with the amount due to the Company related to the advance and option payments to be repaid in their entirety.  Upon receipt of these proceeds, the Company is required to repay up to $1 million of outstanding indebtedness to a related party, SBL
Corporation, related  to an advance made to the Company in  1997.
The remaining proceeds   would   be   available   for  corporate
purposes. The Company's plan for 2000 also identifies specific other non- core assets which the Company will attempt to realize to provide additional working capital to the Company in 2000. See "Special Note Regarding Forward Looking Statements."

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

     In March 2000, the Company retained Chanin Capital Partners as its financial advisor to assist in evaluating alternatives relating to the Company's liquidity and determining its alternatives for a financial restructuring. As part of the Company's restructuring, the Company and its financial advisor have begun discussions with a group of holders of the Senior
Notes to restructure the Senior Notes in order to reduce the Company's leverage and increase its equity capitalization. The Company did not make the June 1, 2000 interest payment of $5.4 million on the Senior Notes (excluding interest on the $5.0 million of Senior Notes repurchased by the Company). Under the terms of the Indenture governing the Senior Notes, the Company has a grace period of thirty (30) days, or until July 1, 2000, to make the interest payment or enter into satisfactory agreements with the holders of the Senior Notes before the Senior Notes are in default. The Company currently anticipates achieving satisfactory resoulution of this matter.

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

     On   April   5,  2000,  the  Board  of  Directors  approved a plan of
disposal      of     the     Company's     Automotive Products Business
("Automotive"). On May 4, 2000, the Company completed the disposal through sale of the assets at book value for two notes receivable aggregating $8.7 million . In addition the buyer assumed substantially all of the Automotive Products Business' liabilities which, prior to the Zeller acquisition, were approximately $22.2 million as of December 31, 1999.
As of March 31, 2000, the debts of the Automotive Products Business was approximately $24.1 million. These notes are secured by a second lien on substantially all of the assets of the buyer, but payment of principal and interest and the Company's ability to foreclose on the collateral securing the notes are subordinated to the buyer's primary lender.  The losses associated  with  the
discontinuation  of this    business segment     are reflected
in the    net    loss    from  discontinued operations on the
Consolidated Statements of Operations.

     The notes provide that no payments of principal will be made for at
least the first two years. Interest   will   accrue  at  Wall  Street
Journal  Prime  + 1.0%   but will not be paid until and if Automotive's
availability reaches a level of $1.0 million. As stated above, payment of the notes by the buyer to the Company is subject to a subordination agreement with the buyer's primary lender.

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

Contingencies

The   Company   has   several   contingencies  that   could
impact   its   liquidity   in   the   event  that  the  Company is
unsuccessful in   defending gainst    the    claimants.   Although
management   does not anticipate that   these   claims   will   result
in  substantial   adverse impacts   on its   liquidity,   it   is  not
possible  to  determine   the outcome.    The preceding   sentence   is
a  forward  looking  statement   that involves   a
number   of   risks   and   uncertainties  that  could  cause actual   results
to     differ    materially,    such    as,    among    other factors,    the
following:    a   court   finds   the   Chemical   Business liable    for    a
material    amount    of   damages   in   the   antitrust lawsuits    pending
against     the    Chemical    Business    in    a    manner not presently
anticipated    by   the   Company.    See   "Business",   "Legal Proceedings"
and Note 13 of Notes to Consolidated Financial Statements.

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
Thereafter  Total



-----------------------------------------------------------------
--------------------------
Expected maturities of long-term debt:


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

                     SPECIAL NOTE REGARDING
                   FORWARD-LOOKING STATEMENTS

      Certain  statements contained within  this  report  may  be deemed "Forward-Looking Statements" within the meaning of Section
27A of the Securities Act of 1933, as amended, and Section 21E of the  Securities Exchange Act of 1934, as amended.  All statements in this report other than statements of historical fact are Forward-Looking Statements that are subject to known and unknown risks,  uncertainties and other factors which could cause  actual results and performance of the Company to differ materially  from
such  statements.   The words "believe", "expect",  "anticipate",
"intend",  "will",  and  similar  expressions  identify  Forward-
Looking Statements.  Forward-Looking Statements contained  herein relate  to, among other things, (i) ability to improve operations and  become profitable, (ii) establishing a position as a  market leader,  (iii)  the  amount of the loss provision  for  anhydrous ammonia  required  to be purchased in that the  cost  to  produce
Chemical  Business products will improve, (iv)  declines  in  the price  of anhydrous ammonia,  (v) obtaining a final ruling as  to
Russian  dumping  of anhydrous ammonia (vi) availability  of  net operating loss carryovers, (vii) amount to be spent relating to compliance with federal, state and local environmental laws at the  El  Dorado Facility, (viii) liquidity and availability of funds, (ix) profits through  liquidation of assets or realignment of assets  or  some other method, (x) anticipated financial
performance, (xi) ability to  comply  with  general
working capital  and  debt service  requirements, (xii) ability to be  able  to  continue  to borrow  under  the  Company's
revolving line of credit, (xiii) ability to collect on the promissory notes issued to the Company in connection with the sale of the
Automotive Products Business, (xiv)  adequate  cash  flows to meet its  presently  anticipated capital requirements, (xv) ability of the EDNC Baytown Plant to generate  approximately $35 million in annual gross revenues,  or (xvi)  ability to make required capital improvements, and (xvii) ability to carry out its plans for 2000.  While  the Company  believes  the expectations reflected in  such  Forward-Looking Statements are reasonable, it can give no assurance  such expectations  will  prove  to have been
correct. There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to, (i) decline in general economic conditions, both domestic and foreign, (ii) material reduction in revenues, (iii) material increase in interest rates; (iv) inability to collect in a timely manner a material amount of receivables, (v) increased competitive pressures, (vi) changes in federal, state and local laws and regulations, especially environmental regulations, or in
interpretation   of  such,  pending  (vii)  additional   releases
(particularly   air  emissions  into  the  environment),   (viii)
material increases in equipment, maintenance, operating or  labor
costs  not  presently  anticipated  by  the  Company,  (ix)   the
requirement  to use internally generated funds for  purposes  not presently  anticipated, (x) ability to become profitable,  or  if unable  to  become profitable, the inability to secure additional liquidity in the form of additional equity or debt, (xi) the cost for  the  purchase of anhydrous ammonia decreasing, (xii) changes in competition, (xii) the loss of any significant customer, (xiv)
changes   in  operating  strategy  or  development  plans,   (xv)
inability  to  fund  the working capital  and  expansion  of  the
Company's  businesses,  (xvi)  adverse  results  in  any  of  the
Company's   pending  litigation,  (xvii)  inability   to   obtain
necessary raw materials, (xviii) ability to recover the Company's investment in the aviation company, (x) Bayer's inability or refusal  to purchase all of the Company's production at  the  new
Baytown  nitric  acid plant; (xx)  continuing  decreases  in  the selling  price  for  the Chemical Business'  nitrogen  based  end
products,  (xxi)  inability  to  negotiate  amendments   to   the
Indenture (xxii) inability to collect the notes due from the buyer of the Automotive Products Business under the terms the subordination agreement or inability of the buyer to be able to pay these notes due to various business conditions, and (xxiii) sale of the Optioned Company not completed  or, if completed, not consummated on terms that the Company has been advised of, and (xxiv) other factors described in "Management's Discussion and Analysis of Financial Condition
and Results  of Operation" contained in this  report.   Given  these
uncertainties, all  parties are cautioned  not  to  place  undue
reliance   on   such  Forward-Looking  Statements.  The   Company
disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the Forward-Looking Statements contained herein to reflect future events or developments.

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

      Section 16(a) Beneficial Ownership Reporting Compliance. Based solely on a review of copies of the Forms 3, 4 and 5 and amendments thereto furnished to the Company with respect to 1999, or written representations that no such reports were required to be filed with the Securities and Exchange Commission, the Company believes that during 1999 all directors and officers of the Company and beneficial owners of more than ten percent (10%) of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act filed their required Forms 3, 4, or 5, as required by Section 16(a) of the Securities Exchange Act of 1934, as amended, on a timely basis, except Mr. Ackerman filed one Form 4 inadvertently late to report one grant of Company stock in lieu of director's fees.

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
-

      (1) Bonuses are for services rendered for the prior fiscal year. No bonuses were paid to the above-named executive officers for 1997, 1998, or are to be paid to the above-named executive officers for 1999 performance.

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

                      Individual Grants

Name           Number of    % of     Exercise  Expiration
Potential
               Shares of    Total     Price       Date
Realizable Value
                 Common    Options    ($/sh)                 at
Assumed
                 Stock     Granted                         Annual
Rates of
               underlying  Employees                        Stock
Price
                Options      in
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

(2) The potential realizable value of each grant of options assumes that the market price of the Company's Common Stock appreciates in value from the date of grant to the end of the option term at the annualized rates shown above each column. The actual value that an executive may realize, if any, will depend on the amount by which the market price of the Company's Common Stock at the time of exercise exceeds the exercise price of the option. As of May 31, 2000, the closing price of a share of the Company's Common Stock as quoted on the Over-the-Counter Bulletin Board was $.875. There is no assurance that any executive will receive the amounts estimated in this table.


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

       The   Company   has   a   death  benefit  plan   for certain   key
employees.   Under   the   plan,   the   designated   beneficiary of   an
employee  covered  by  the  plan  will receive  a  monthly benefit  for  a
period   of   ten   (10)  years  if  the  employee  dies   while in   the
employment   of   the   Company  or  a  wholly-owned  subsidiary of   the
Company.    The  agreement  with  each  employee  provides,   in addition
to   being  subject  to  other  terms  and  conditions  set forth in  the agreement,  that  the  Company  may  terminate  the  agreement as to  any
employee   at   anytime  prior  to  the  employee's  death.   The Company
has purchased life insurance on the life of each employee covered under the plan to provide, in large part, a source of funds for
the   Company's  obligations  under  the  Plan.   The  Company also   will
fund  a  portion  of  the  benefits  by  investing  the  proceeds of  such
insurance   policy   received   by  the   Company   upon   the employee's
death.    The   Company   is  the  owner  and  sole  beneficiary of   the
insurance   policy,  with  the  proceeds  payable  to  the Company   upon
the   death   of  the  employee.   The  following  table  sets forth   the
amounts   of   annual  benefits  payable  to  the  designated beneficiary
or   beneficiaries  of  the  executive  officers  named  in   the Summary
Compensation    Table   set   forth   above   under   the   above- described
death benefits plan.

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

       In   September,   1993,   the  Company   adopted   the 1993   Non-
Employee    Director    Stock   Option   Plan   (the   "Outside Director
Plan").    The  Outside  Director  Plan  authorizes  the  grant of   non-
qualified  stock  options  to  each  member  of  the  Company's Board   of
Directors  who  is  not  an  officer or employee  of  the Company or  its
subsidiaries.   The  maximum  shares  for  which  options  may be issued
under   the   Outside  Director  Plan  will  be  150,000  shares (subject
to   adjustment   as   provided  in  the  Outside  Director Plan).    The
Company   shall   automatically  grant  to   each   outside director   an
option   to  acquire  5,000  shares  of  the  Company's  Common Stock   on
April 30 following the end of each of the Company's fiscal years in which the Company realizes net income of $9.2 million or more
for   such  fiscal  year.   The  exercise  price  for  an  option granted
under  the  Outside  Director  Plan shall  be  the  fair  market value  of
the   shares   of  Common  Stock  at  the  time  the  option  is granted.
Each   option   granted   under  the  Outside   Director   Plan, to   the
extent   not   exercised,  shall  terminate  upon  the   earlier of   the
termination  of  the  outside  director  as  a  member  of  the Company's
Board   of   Directors  or  the  fifth  anniversary  of   the date   such
option  was  granted.   The  Company  did  not  grant  options under   the
Outside Director Plan in April, 1997, 1998, and 1999.

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

     The   severance  agreements  provide  that  a  "change   in control"
     means   a  change  in  control  of  the  Company  of  a nature   that
     would   require  the  filing  of  a  Form  8-K  with  the Securities
     and   Exchange  Commission  and,  in  any  event,  would mean   when:
     (1)   any   individual,  firm,  corporation,  entity,  or group   (as
     defined   in   Section  13(d)(3)  of  the  Securities Exchange   Act
     of   1934,   as  amended)  becomes  the  beneficial  owner, directly
     or   indirectly,   of   thirty  percent   (30%)   or   more of   the
     combined   voting   power   of   the  Company's outstanding voting
     securities   having   the  right  to  vote   for   the election   of
     directors,   except   acquisitions  by:    (a)   any person, firm,
     corporation,  entity,  or  group  which,  as  of  the  date of   the
     severance   agreement,   has   that  ownership,   or   (b) Jack   E.
     Golsen,   his   wife;   his   children  and   the   spouses of   his
     children;   his   estate;   executor   or   administrator of any
     estate,   guardian  or  custodian  for  Jack  E.  Golsen, his   wife,
     his    children,    or    the   spouses   of   his children, any
     corporation,   trust,   partnership,  or   other   entity of which
     Jack   E.  Golsen,  his  wife,  children,  or  the  spouses of   his
     children    own    at   least   eighty   percent    (80%) of the
     outstanding   beneficial   voting  or   equity   interests, directly
     or   indirectly,   either  by  any  one  or   more   of the above-
     described    persons,    entities,    or    estates;    and certain
     affiliates    and   associates   of   any   of   the   above- described
     persons,   entities,   or  estates;  (2)  individuals   who, as   of
     the  date  of  the  severance  agreement,  constitute  the Board   of
     Directors   of   the   Company  (the  "Incumbent   Board") and   who
     cease   for  any  reason  to  constitute  a  majority  of the   Board
     of   Directors   except   that   any  person   becoming   a director
     subsequent   to   the   date   of  the  severance agreement, whose
     election   or   nomination   for   election   is   approved by    a
     majority    of    the   Incumbent   Board   (with   certain limited
     exceptions),    will   constitute   a   member   of   the Incumbent
     Board;    or   (3)   the   sale   by   the   Company   of all    or
     substantially all of its assets.

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

      If  there  is  a  change  in  control (as defined  in  the severance
agreement   between  Mr.  Golsen  and  the  Company)  and  within
twenty-
four   (24)   months   after  such  change  in  control   Mr.
Golsen   is
terminated,   other   than  for  Cause  (as  defined   in   the
severance
agreement),   then   in  such  event,  the  severance   agreement
between
Mr. Golsen and the Company shall be controlling.

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

     Compensation Committee Interlocks and Insider Participation.

       The   Company's   Executive   Salary  Review   Committee
has   the
authority  to  set  the  compensation  of  all  officers  of  the
Company.
This     Committee     generally     considers     and approves
the
recommendations   of  the  President.   The  members   of   the
Executive
Salary     Review    Committee    are    the    following    non-
management
directors:    Robert  C.  Brown,  M.D.,  Jerome  D.  Shaffer,
M.D.,   and
Bernard G. Ille.

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

      (5)   Does  not  include  124,350 shares  of  Common  Stock
that  L.
Rappaport's  husband  owns  of  record  and  61,000  shares
which he  has
the   right  to  acquire  within  the  next  sixty  (60)  days
under   the
Company's   stock  option  plans,  all  of  which  L.  Rappaport
disclaims
beneficial   ownership.   Does  not  include  234,520  shares
of Common
Stock   owned  of  record  by  certain  trusts  for  the  benefit
of   B.
Golsen,   S.   Golsen,  and  L.  Rappaport  over  which   B.
Golsen,   S.
Golsen   and   L.   Rappaport  have  no  voting   or
dispositive power.
Heidi Brown Shear, an officer of the Company and the niece of J.
Golsen, is the Trustee of each of these trusts.

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

       (5)    Mr.  Gagner  has  sole  voting  and  dispositive
power  over
these  shares,  which  include  30,000  shares  that  may  be acquired  by
Mr.   Gagner   pursuant   to  currently  exercisable  non-
qualified   stock
options granted to him by the Company.

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

      (9)   The  amount  includes  (i) 40,000  shares  that  Mr.
Ille  may
purchase   pursuant   to   currently   exercisable   non-
qualified stock
options,   over  which  Mr.  Ille  has  the  sole  voting  and
dispositive
power, and (ii) 90,000 shares owned of record by Mr. Ille's wife.

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

       (11)   Mr.  Rhodes  has  sole  voting  and  dispositive
power  over
these  shares,  which  include  30,000  shares  that  may  be acquired  by
Mr.   Rhodes   pursuant   to  currently  exercisable  non-
qualified   stock
options granted to him by the Company.

       (12)   Dr.  Shaffer  has  the  sole  voting  and
dispositive  power
over   these   shares,  which  include  40,000  shares  that  Dr.
Shaffer
may    purchase    pursuant   to   currently   exercisable    non-
qualified
stock  options  and  4,329  shares  that  Dr.  Shaffer  has  the right  to
acquire   upon   conversion  of  1,000  shares  of   Series   2
Preferred
owned   by   Dr.   Shaffer.   This  amount  also  includes
10,000 shares
owned by Dr. Shaffer's wife.

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

Possible Change in Control

     A subsidiary of the Company and the family of Jack E. Golsen and entities controlled by them have pledged certain shares of the Company's Common Stock to a lender as described under Item 13 "Certain Relationships and Related Transactions" contained in this report. If the shares of Common Stock pledged to the lender are foreclosed on and assuming the Company does not issue any additional shares of Common Stock and none of the Company's outstanding Preferred Stock are converted, the percentage of outstanding shares of Common Stock held by the lender would be approximately 25% of the then outstanding shares of Common Stock and may, at a subsequent date, result in a change in control of the Company.

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

       In   1983,   LSB  Chemical  Corp.  ("LSB  Chemical"),  a
subsidiary
of   the   Company,   acquired  all  of  the  outstanding   stock
of   El
Dorado   Chemical   Company  ("EDC")  from  its  then   four
stockholders
("Ex-Stockholders").   A  substantial  portion  of   the purchase
price
consisted   of   an  earnout  based  primarily  on  the  annual
after-tax
earnings  of  EDC  for  a  ten-year  period.   During  1989,  two
of   the
Ex-Stockholders   received   LSB   Chemical   promissory   notes
for    a
portion   of  their  earnout,  in  lieu  of  cash,  totaling
approximately
$896,000,  payable  $496,000  in  January  1990,  and  $400,000
in   May,
1994.    LSB   Chemical  agreed  to  a  buyout  of  the  balance
of   the
earnout   from   the   four  Ex-Stockholders  for  an  aggregate
purchase
amount   of   $1,231,000.    LSB   Chemical   purchased   for
cash    the
earnout   from   two   of   the  Ex-Stockholders  and   issued
multi-year
promissory    notes   totaling   $676,000   to   the    other two
Ex-
Stockholders.    Jack   E.   Golsen  guaranteed  LSB   Chemical's
payment
obligation   under   the   promissory  notes.   The   unpaid
balance   of
these notes at March 31, 2000, was $400,000.

       On   October  17,  1997,  Prime  Financial  Corporation
("Prime"),
a   subsidiary   of   the  Company,  borrowed  from  SBL
Corporation, a
corporation wholly   owned   by   the  spouse  and  children   of
Jack   E.
Golsen, Chairman  of  the  Board  and  President  of  the
Company,  the
principal amount  of  $3,000,000  (the  "Prime  Loan")  on  an unsecured
basis  and payable  on  demand,  with  interest  payable  monthly in
arrears  at   a variable   interest   rate  equal  to  the  Wall
Street
Journal   Prime Rate   plus  2%  per  annum.   The  purpose  of
the  loan
was to  assist the   Company   by  providing  additional
liquidity.   The
Company   has guaranteed   the   Prime  Loan.  During   1999,
$150,000   in
principal and   $280,000    in interest  was  paid  on  this
Prime  Loan,
and  as of  March  31,  2000,the   unpaid   principal  balance
on  the
Prime  Loan was   $1,950,000.  In   February   2000,   the
Company
borrowed approximately   $500,000 under  its  key  man  life
insurance
policies,  and used  such  proceeds to   reduce  the  principal
amount  due
SBL.   In April,  2000,  at  the request  of  Prime  and  the
Company, SBL
agreed to  modify  the  demand note   to   make  such  a  term
note
with  a maturity  date  no  earlier than  April  1,  2001,
unless  the
Company receives  cash  proceeds   in connection  with  either
(i)  the
sale  or other  disposition   of   KAC Acquisition    Corp.
and/or
Kestrel Aircraft,   and/or    (ii)    the repayment   of  loans
by  Co-
Energy Group  and  affiliates,  and/or   the repayment    of
amounts
in connection   with   the   stock    option agreement   with
the
shareholders  of  Co-Energy  Group,   and/or   (iii) some   other
source that  is  not  in  the  Company's  projections   for the
year
2000. From  April  1,  2000 until  no  sooner  than  April  1,
2001,
any  demand for  repayment  of  principal  under  the  Prime
Loan shall
not exceed  $1,000,000  from  proceeds  realized  on  item   (ii)
and
$950,000   from   proceeds  realized   on   items   (i)   and
(iii)
discussed above.

In order to make the Prime Loan to Prime, SBL and certain of its affiliates borrowed the $3,000,000 from a bank(collectively "SBL Borrowings"), and as part of the collateral pledged by SBL to the bank in connection with such loan, SBL pledged, among other things, its note from Prime. In order to obtain SBL's agreement as provided above, and for other reasons, effective April 21, 2000, a subsidiary of the
Company guaranteed on a limited basis the obligations of SBL and its affiliates relating to the unpaid principal amount due to the bank in connection with the SBL Borrowings, and, in order to secure its obligations under the guarantees pledged to the bank 1,973,461 shares of the Company's Common Stock that it holds as treasury stock. Under the limited guaranty, the Company's subsidiary's liability is limited to the value, from time to time, of the Common Stock of the Company pledged to secure its obligations under its guarantees to the bank relating to the SBL Borrowings. As of April 15, 2000, the outstanding principal balance due to the bank from SBL as a result of such loan was $1,950,000.



                             PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K

(a)(1)    Financial Statements

          The following consolidated financial statements of the Company appear immediately following this Part IV:

                                                        Pages


Report of Independent Auditors                          F-1

Consolidated Balance Sheets at December 31, 1999
  and 1998                                              F-2 to F-
3

Consolidated Statements of Operations for each of
  the three years in the period ended December 31,
  1999                                                  F-4

Consolidated Statements of Stockholders' Equity
  for each of the three years in the period ended
  December 31, 1999                                     F-5 to F-
6

Consolidated Statements of Cash Flows for
  each of the three years in the period
  ended December 31, 1999                               F-7 to F-
8

Notes to Consolidated Financial Statements              F-9 to F-
52

Quarterly Financial Data (Unaudited)                    F-53 to
F54

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

          2.2.  Asset Purchase and Sale Agreement, dated May 4,
2000
     by L&S Automotive Products Co., L&S Bearing Co., LSB
Extrusion Co.
and Rotex Corporation and DriveLine Technologies, Inc. This agreement includes certain exhibits and schedules that are not included with this exhibit, and will be provided upon request by the Commission.

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

          4.20. First Amendment to Loan and Security Agreement, dated November 15, 1999 by and between Congress Financial Corporation and L&S Automotive Products Co., Industrial Bearings, Inc., L&S Bearing Co., LSB Extrusion Co., Rotex Corporation, and Tribonetics Corporation.

          4.21. Second Amendment to Loan and Security Agreement, dated March 7, 2000 by and between Congress Financial
     Corporation and L&S Automotive Products Co., International
     Bearings, Inc., L&S Bearing Co., LSB Extrusion Co., Rotex
     Corporation, and Tribonetics Corporation.

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

          10.40. LSB Industries, Inc. Outside Directors Stock
     Option Plan which the Company hereby incorporates by reference from Exhibit "C" to the LSB Proxy Statement, dated
     May 24, 1999, for Annual Meeting of Stockholders.

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

          10.43. Amendment to Anhydrous Ammonia Sales Agreement, dated January 4, 2000, to be effective October 1, 1999, between Koch Nitrogen Company and El Dorado Chemical Company. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT. THE OMITTED INFORMATION HAS BEEN FILED SEPARATELY WITH THE SECRETARY OF THE SECURITIES AND EXCHANGE COMMISSION FOR PURPOSES OF SUCH REQUEST.

          10.44. Anhydrous Ammonia Sales Agreement, dated January 12, 2000, to be effective October 1, 1999, between Koch Nitrogen Company and El Dorado Chemical Company. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT. THE OMITTED INFORMATION HAS BEEN FILED SEPARATELY WITH THE SECRETARY OF THE SECURITIES AND EXCHANGE COMMISSION FOR PURPOSES OF SUCH REQUEST.

          10.45. Eighth Amendment to Amended and Restated Loan and
     Security Agreement, dated March 1, 2000, by and between Bank of America, N.A. and Climate Master, Inc., International Environmental Corporation, El Dorado Chemical Company, and Slurry Explosive Corporation, which the Company hereby incorporates by reference from Exhibit 10.2 to the Company's Form 8-K dated March 1, 2000.

          10.46. Second Amendment to Second Amended and Restated Loan and Security Agreement, dated March 1, 2000 by and between Bank of America, N.A. and LSB Industries Inc., Summit Machine Tool Manufacturing Corp., and Morey Machinery Manufacturing Corporation, which the Company hereby incorporates by reference from Exhibit 10.3 to the Company's Form 8-K dated March 1, 2000.

          10.47. Third Amendment to Second Amended and Restated Loan and Security Agreement, dated March 31, 2000 by and between Bank of America, N.A. and LSB Industries Inc., Summit Machine Tool Manufacturing Corp., and Morey Machinery manufacturing Corporation.

          10.48. Asset Purchase and Sale Agreement, dated as of March 6, 2000, between L&S Automotive Products Co. and The Zeller Corporation, which the Company hereby incorporates by reference from Exhibit 2.1 to the Company's Form 8K dated March 9, 2000.

          10.49. Loan Agreement dated December 23, 1999 between
     ClimateCraft, Inc. and the City of Oklahoma City.

          10.50. Covenant Waiver Letter, dated April 10, 2000 between The CIT Group and DSN Corporation.

          10.51. Promissory Note, dated March 5, 1998, in the original principal amount of $3 million executed by Prime
     Financial Corporation, in favor of SBL Corporation ("SBL").

          10.52. Letter, dated April 1, 2000, executed by SBL to
     Prime amending the Promissory Note referenced to in Exhibit
10.51.

          10.53. Guaranty Agreement, dated as of April 21, 2000, by
     Prime to Stillwater National Bank and Trust Company of that portion relating to SBL Borrowings borrowed by SBL substantial similar guarantees have been executed by Prime in favor of Stillwater covering the amounts borrowed by the following affiliates of SBL relating to the SBL Borrowings (as defined in "
Relationships
     and Related Transactions") listed in Exhibit A attached to the
     Guaranty Agreement, requests with the only material differences being the name of the debtor and the amount owing by such debtor.
     Copies of which will be provided to the Commission upon request.

          10.54. Security Agreement, dated effective April 21,
2000,
     executed by Prime in favor of Stillwater National Bank and Trust.

       10.55. Limited Guaranty, effective April 21, 2000, executed by Prime to Stillwater National Bank and Trust.

        10.56. Subordination Agreement, dated May 4, 2000, by and among Congress Financial Corporation (Southwest), a Texas corporation (Lender), LSB Industries, Inc. (Subordinated Creditor), DriveLine Technologies, Inc., (formerly known as Tribonetics Corporation), an Oklahoma corporation and L&S Manufacturing Corp.

          99.1. Non-Competition Agreement, dated as of March 6,
     2000 between L&S Automotive Products Co. and Mark Zeller, which the Company hereby incorporates by reference from Exhibit
     99.1 to the Company's Form 8-K dated March 9, 2000.

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

                           SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly-authorized, to sign this report on its behalf of this 1 day of June, 2000.

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

Dated:  June 1, 2000          By:
                                  /s/ Jack E. Golsen
                                 Jack E. Golsen, Director

Dated:  June 1, 2000          By:
                                  /s/ Tony M. Shelby
                                 Tony M. Shelby, Director

Dated:  June 1, 2000          By:
                                  /s/ David R. Goss
                                 David R. Goss, Director

Dated:  June 1, 2000          By:
                                  /s/ Barry H. Golsen
                                 Barry H. Golsen, Director

Dated:  June 1, 2000          By:
                                  /s/
                                 Robert C. Brown, Director

Dated:  June 1, 2000          By:
                                  /s/ Bernard G. Ille
                                 Bernard G. Ille, Director

Dated:  June 1, 2000          By:
                                  /s/ Jerome D. Shaffer
                                 Jerome D. Shaffer, Director

Dated:  June 1, 2000          By:
                                  /s/
                                 Raymond B. Ackerman, Director

Dated:  June 1, 2000          By:
                                  /s/ Horace Rhodes
                                 Horace Rhodes, Director.

Dated:  June 1, 2000          By:
                                  /s/
                                 Gerald J. Gagner, Director

Dated:  June 1, 2000          By:
                                  /s/ Donald W. Munson
                                 Donald W. Munson, Director

Dated:  June 1, 2000          By:
                                  /s/ Charles A. Burtch
                                 Charles A. Burtch, Director





                          LSB Industries, Inc.



                 Report of Independent Auditors

The Board of Directors and Stockholders
LSB Industries, Inc.

We have audited the accompanying consolidated balance sheets of LSB Industries, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of LSB Industries, Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                        ERNST & YOUNG LLP

Oklahoma City, Oklahoma
March 17, 2000,
except for Note 4, as to which the date is April 6, 2000

                      LSB Industries, Inc.

                   Consolidated Balance Sheets


                                              December 31,
                                             1999     1998
                                             (In Thousands)
Assets
Current assets (Note 8):
Cash and cash equivalents (Note 2)         $  3,130 $  1,459
Trade accounts receivable, net               44,549   43,646
Inventories (Note 6)                         30,480   43,488
Supplies and prepaid items                    4,617    7,333
                                           __________________
Total current assets                         82,776   95,926







Property, plant and equipment, net
 (Notes 7 and 8)                             83,814   90,855








Other assets, net                             22,045   21,111







Net assets of discontinued operations
 (Note 4)                                     -        15,358
                                             _________________

                                            $188,635  $223,250
                                            __________________
                                            __________________

(Continued on following page)


                      LSB Industries, Inc.

             Consolidated Balance Sheets (continued)

                                                  December 31,
                                               1999         1998
                                                 (In Thousands)
Liabilities and stockholders' equity
Current liabilities:
 Drafts payable                              $    360  $    633
 Accounts payable                              18,791    19,626
 Accrued liabilities (Note 16)                 18,563    17,287
 Current portion of long-term debt (Note 8)    33,359    11,526
                                            ____________________
Total current liabilities                      71,073    49,072

Long-term debt (Note 8)                       124,713   138,980
Accrued losses on firm purchase commitments
 and other noncurrent liabilities (Note 16)     6,883      -
Commitments and contingencies (Note 13)
Redeemable, noncumulative, convertible preferred
 stock, $100 par value; 1,462 shares issued and
 outstanding in 1999 (1,463 in 1998) (Note 10)   139       139

Stockholders' equity (deficit)
 (Notes 8, 11 and 12):
 Series B 12% cumulative, convertible preferred
  stock, $100 par value; 20,000 shares issued
  and outstanding                              2,000     2,000
 Series 2 $3.25 convertible, exchangeable
  Class C preferred stock, $50 stated value;
  920,000 shares issued                       46,000    46,000

 Common stock, $.10 par value; 75,000,000
  shares authorized, 15,108,716 shares issued
  (15,108,676 in 1998)                         1,511     1,511
 Capital in excess of par value               39,277    38,329
 Accumulated other comprehensive loss           -       (1,559)
 Accumulated deficit                         (86,675)  (35,166)
                                             __________________
                                               2,113    51,115
 Less treasury stock, at cost:
  Series 2 preferred, 5,000 shares               200       200
  Common stock, 3,285,957 shares
   (3,202,690 in 1998)                        16,086    15,856
                                             __________________
Total stockholders' equity (deficit)         (14,173)   35,059
                                             __________________
                                            $188,635  $223,250
                                            ===================

See accompanying notes.

                      LSB Industries, Inc.

              Consolidated Statements of Operations

                                              Year ended December31,
                                           1999       1998     1997
                                     (In Thousands, Except Per Share Amounts)
Businesses continuing at December 31:
Revenues:
 Net sales                               $254,236    $255,858  $251,948
 Other income                               1,036       1,290     2,117


                                        _________________________________
                                          255,272     257,148   254,065

Costs and expenses:
 Cost of sales (Note 16)                  203,480     201,279   202,449
 Selling, general and administrative       51,672      48,918    48,972
 Interest                                  15,115      14,504    11,435
 Provision for loss on firm purchase
  commitments (Note 16)                     8,439           -         -
 Provision for impairment on long-
  lived assets (Note 2)                     4,126           -         -


                                        _______________________________
                                          282,832     264,701   262,856


                                        ________________________________
Loss from continuing operations
 before businesses disposed of,
 provision for income taxes and
 extraordinary charge                     (27,560)     (7,553)   (8,791)


Businesses disposed of (Note 5):
 Revenues                                   7,461      14,184    29,532
 Operating costs, expenses and
  interest                                  9,419      17,085    29,446


                                        _______________________________
                                           (1,958)     (2,901)       86

 Gain (loss) on disposal of
  businesses                               (1,971)     12,993         -
                                        ________________________________

                                           (3,929)     10,092        86


                                        ________________________________
Income (loss) from continuing
 operations before provision for
 income taxes and extraordinary
 charge                                   (31,489)      2,539    (8,705)

Provision for income taxes (Note 9)          (157)       (100)      (50)


                                         ________________________________
Income (loss) from continuing
 operations before extraordinary
 charge                                   (31,646)      2,439     (8,755)

Net loss from discontinued
 operations (Note 4)                      (18,121)     (4,359)    (9,691)
Extraordinary charge (Note 8)                   -           -     (4,619)


                                         ________________________________
Net loss                                  (49,767)     (1,920)    (23,065)

Preferred stock dividends                   3,228       3,229       3,229


                                         ________________________________
Net loss applicable to common stock      $(52,995)    $(5,149)   $(26,294)

                                         ==================================

Loss per common share - basic and
 diluted:
 Loss from continuing operations
  before extraordinary charge            $  (2.95)   $  (.07)   $   (.93)
 Losses on discontinued operations          (1.53)      (.35)       (.75)
 Extraordinary charge                           -          -        (.36)


                                          ________________________________
 Net loss                                $  (4.48)   $  (.42)    $  (2.04)


                                         =================================

See accompanying notes.

                              LSB Industries, Inc.

                 Consolidated Statements of Stockholders' Equity


                                          Non-
Accumulated   Retained
                          Common Stock  redeemable  Capital in
Other      Earnings   Treasury  Treasury
                                  Par   Preferred   Excess of
Comprehensive (Accumulated Stock---  Stock---
                        Shares   Value    Stock     Par Value
Income (loss)   Deficit)   Common    Prefer   Total
                                                   (In Thousands)
Balance at December 31,
 1996                   14,888  $ 1,489  $ 48,000    $ 37,843
$  276     $  (2,706)   $(10,684)  $ (200) $ 74,018

Net loss                     -        -         -           -
-       (23,065)          -        -   (23,065)
Foreign currency
 translation
 adjustment                  -        -         -           -
(1,279)            -           -        -    (1,279)

________
Total comprehensive
 loss
(24,344)

Exercise of stock
 options:
  Cash received             67        6         -         190
-             -           -         -      196
  Stock tendered and
   added to treasury at
   market value             87        9         -         224
-             -        (233)        -        -
Dividends declared:
 Series B 12% preferred
  stock ($12.00 per
  share)                     -        -         -           -
-          (240)          -         -      (240)
 Redeemable preferred
  stock ($10.00 per
  share)                     -        -         -           -
-           (16)          -         -       (16)
 Common stock ($.06 per
  share)                     -        -         -           -
-          (773)          -         -      (773)
 Series 2 preferred
  stock (3.25 per share)     -        -         -           -
-        (2,973)          -         -    (2,973)
Purchase of treasury
 stock                       -        -         -           -
-             -       (1,372)       -    (1,372)


_________________________________________________________________
_______________________________
Balance at December 31,
 1997                    15,042   1,504    48,000      38,257
(1,003)      (29,773)     (12,289)   (200)    44,496

(Continued on following page)

                              LSB Industries, Inc.

           Consolidated Statements of Stockholders' Equity
(continued)


                                               Non-
Accumulated     Retained
                              Common Stock  redeemable  Capital
in    Other        Earnings    Treasury Treasury
                                      Par   Preferred   Excess of
Comprehensive (Accumulated) Stock--- Stock---
                           Shares    Value    Stock     Par Value
Income (Loss)    Deficit)   Common   Preferr   Total

(In Thousands)
Net loss                        -   $    -    $   -      $  -
$     -         $ (1,920)   $   -    $   -   $ (1,920)
Foreign currency
 translation adjustment         -        -        -         -
(556)               -        -        -       (556)

________
Total comprehensive loss
(2,476)

Conversion of 76.5 shares
 of redeemable preferred
 preferred stock to common
 stock                          3        -        -         7
-                -        -        -          7
Exercise of stock options:
 Cash received                 64        7        -        65
-                -        -        -         72
Dividends declared:
 Series B 12% preferred
  stock ($12.00 per share)      -        -        -         -
-             (240)       -        -       (240)
 Redeemable preferred stock
  ($10.00 per share)            -        -        -         -
-              (16)       -        -        (16)
 Common stock ($.02 per share)  -        -        -         -
-             (244)       -        -       (244)
 Series 2 preferred stock
  ($3.25 per share)             -        -        -         -
-           (2,973)       -        -     (2,973)
Purchase of treasury stock      -        -        -         -
-                -   (3,567)       -     (3,567)


_________________________________________________________________
____________________________
Balance at December 31,
 1998                      15,109    1,511   48,000    38,329
(1,559)         (35,166) (15,856)    (200)    35,059

Net loss                        -        -        -         -
-          (49,767)       -        -    (49,767)
Foreign currency
 translation adjustment          -        -        -         -
1,559                -        -        -      1,559

________
Total comprehensive loss
(48,208)

Expiration of variable
 employee stock option
 without exercise               -        -        -       948
-                -        -        -        948
Dividends declared:
 Series B 12% preferred
  stock ($12.00 per share)      -        -        -         -
-             (240)       -        -       (240)
 Redeemable preferred stock
  ($10.00 per share)            -        -        -         -
-              (16)       -        -        (16)
 Series 2 preferred stock
  ($1.63 per share)             -        -        -         -
-           (1,486)       -        -     (1,486)
Purchase of treasury stock      -        -        -         -
-                -     (230)       -       (230)


_________________________________________________________________
______________________________
Balance at December 31,
 1999                      15,109  $ 1,511  $48,000   $39,277
$    -         $(86,675) $(16,086)  $(200)  $(14,173)

=================================================================
==============================

See accompanying notes.

                      LSB Industries, Inc.

              Consolidated Statements of Cash Flows

                                                 Year ended
December 31,
                                             1999        1998
1997
                                                    (In
Thousands)
Cash flows from operating activities
Net loss                                 $(49,767)     $ (1,920)
$(23,065)
Adjustments to reconcile net loss to
 net cash used by continuing operating
 activities:
  Net loss from discontinued operations    18,121         4,359
9,691
  Loss (gain) on businesses disposed of     1,971       (12,993)
-
  Extraordinary charge related to
   financing activities                         -             -
4,619
  Inventory write-down and provision for
   loss on firm purchase commitments, net
   of amount realized                       8,175             -
-
  Provision for impairment on long-lived
   assets                                   4,126             -
-
  Depreciation of property, plant and
   equipment                                9,749        10,419
9,653
  Amortization                              1,642         1,549
1,308
  (Gain) loss on sales of assets               33          (879)
165
  Provision for losses:
    Trade accounts receivable                 812           971
625
    Inventory                                 695           212
-
    Notes receivable                          265         1,345
1,093
    Loan guarantee                              -         1,662
1,093
    Recapture of prior period provisions
     for loss on loans receivable secured
     by real estate                          (572)       (1,081)
(1,383)
    Other                                     288             -
150
  Cash provided (used) by changes in
   assets and liabilities (net of effects
   of discontinued operations):
    Trade accounts receivable              (1,431)         (899)
(2,685)
    Inventories                             3,934         1,331
(2,817)
    Supplies and prepaid items               (179)         (829)
(473)
    Accounts payable                       (1,056)       (3,409)
(15,124)
    Accrued liabilities                     2,812          (294)
2,829


____________________________________
Net cash used by continuing operating
  activities                                 (382)         (456)
(14,321)

(Continued on following page)

                      LSB Industries, Inc.

        Consolidated Statements of Cash Flows (continued)


                                                 Year ended
December 31,
                                              1999         1998
1997
                                                      (In
Thousands)
Cash flows from investing activities
Capital expenditures                      $ (7,645)     $ (9,032)
$(11,570)
Principal payments received on loans
 receivable                                  1,052           427
283
Proceeds from the sales of equipment
 and real estate properties                  1,174         1,791
1,828
Proceeds from the sale of businesses
 disposed of                                 9,981        29,266
-
Other assets                                  (760)       (2,088)
(5,556)

___________________________________
Net cash provided (used) by investing
 activities                                  3,802        20,364
(15,015)

Cash flows from financing activities
Payments on long-term and other debt        (6,144)      (18,274)
(73,500)
Long-term and other borrowings, net of
 origination fees                             2,850           617
158,000
Debt prepayment charge                           -             -
(4,619)
Net change in revolving debt facilities      6,554         6,586
(32,197)
Net change in drafts payable                  (273)           21
165
Dividends paid:
  Preferred stocks                          (1,742)       (3,229)
(3,229)
  Common stock                                   -          (244)
(773)
Purchase of treasury stock                    (230)       (3,567)
(1,372)
Net proceeds from issuance of common
 stock                                           -            72
196

__________________________________
Net cash provided (used) by financing
 activities                                  1,015       (18,018)
42,671

Net cash used in discontinued
 operations                                 (2,764)       (4,784)
(10,444)

__________________________________
Net increase (decrease) in cash and
 equivalents                                 1,671        (2,894)
2,891

Cash and cash equivalents at beginning
 of year                                     1,459         4,353
1,462

__________________________________
Cash and cash equivalents at end of year    $3,130       $ 1,459
$ 4,353

==================================

See accompanying notes.

1. Basis of Presentation

The accompanying consolidated financial statements include the accounts of LSB Industries, Inc. (the "Company") and its subsidiaries. The Company is a diversified holding company which is engaged, through its subsidiaries, in the manufacture and sale of chemical products (the "Chemical Business"), the manufacture and sale of a broad range of air handling and heat pump products (the "Climate Control Business"), and the purchase and sale of machine tools (the "Industrial Products Business"). See Note 17 - Segment Information. In April 2000, the Company adopted a plan of disposal for its Automotive Products Division (See Note 4 - Discontinued Operations). Accordingly, the Company's financial statements and notes have been restated to reflect the Automotive Products Division as a discontinued operation for all periods presented.

All material intercompany accounts and transactions have been eliminated. Certain reclassifications have been made in the consolidated financial statements for the years ended December 31, 1998 and 1997 to conform to the consolidated financial statement presentation for the year ended December 31, 1999.

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

Inventories

Purchased machinery and equipment are carried at specific cost plus duty, freight and other charges, not in excess of net realizable value. All other inventory is priced at the lower of cost or market, with cost being determined using the first-in, first-out (FIFO) basis, except for certain heat pump products with a value of $8,351,000 at December 31, 1999 ($7,095,000 at
December 31, 1998), which are priced at the lower of cost or market, with cost being determined using the last-in, first-out
(LIFO) basis. The difference between the LIFO basis and current cost was $822,000 and $1,062,000 at December 31, 1999 and 1998,
respectively.

Property, Plant and Equipment

Property, plant and equipment are carried at cost. For financial reporting purposes, depreciation, depletion and amortization is primarily computed using the straight-line method over the estimated useful lives of the assets ranging from 3 to 30 years. Property, plant and equipment leases which are deemed to be installment purchase obligations have been capitalized and included in property, plant and equipment. Maintenance, repairs and minor renewals are charged to operations while major renewals and improvements are capitalized.

Capitalization of Interest

Interest costs of $1,113,000 related to the construction of a nitric acid plant were capitalized in 1997 (none in 1999 or 1998), and are amortized over the plant's estimated useful life.

Excess of Purchase Price Over Net Assets Acquired

The excess of purchase price over net assets acquired, which is included in other assets in the accompanying balance sheets, were $2,502,000 and $2,895,000, net of accumulated amortization, of
$4,424,000  and  $4,033,000  at  December  31,  1999  and   1998,
respectively, and is amortized by the straight-line method over periods of 15 to 19 years.

Impairment of Long-Lived Assets

Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

For the year ended December 31, 1999, the Company recognized impairment totaling $4.1 million associated with two chemical plants which are to be sold or dismantled. The 1999 provision for impairment represents the difference between the net carrying cost and the estimated salvage value for the nonoperating plant to be dismantled and the difference between the net carrying cost and the estimated selling price less cost to dispose for the plant to be sold. The Company has made estimates of the future cash flows related to its Chemical Business in order to determine recoverability of the Company's remaining cost. Based on these estimates, no additional impairment was indicated at December 31, 1999; however, it is reasonably possible that the Company may recognize additional impairments in this business in the near term if the Company experiences continued or further deterioration of the chemical business.

Debt Issuance Cost

Debt issuance costs are amortized over the term of the associated debt instrument using the straight-line method. Such costs, which are included in other assets in the accompanying balance sheets, were $4,116,000 and $4,076,000, net of accumulated amortization, of $1,770,000 and $1,135,000 as of December 31, 1999 and 1998,
respectively.

Revenue Recognition

The Company recognizes revenue at the time title of the goods transfers to the buyer.

Research and Development Costs

Costs   incurred   in  connection  with  product   research   and
development are expensed as incurred. Such costs amounted to $713,000 in 1999, $377,000 in 1998 and $367,000 in 1997.

Advertising Costs

Costs incurred in connection with advertising and promotion of the Company's products are expensed as incurred. Such costs amounted to $2,097,000 in 1999, $1,575,000 in 1998 and $1,569,000
in 1997.

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

Hedging

In 1997, the Company entered into an interest rate forward agreement to effectively fix the interest rate on a long-term lease commitment (not for trading purposes). In 1999, the Company executed the long-term lease agreement and terminated the forward at a net cost of $2.8 million. The Company has accounted for this hedge under the deferral method (as an adjustment of the initial term lease rentals). At December 31, 1999, the remaining deferred loss included in other assets approximated $2.7 million. The deferred cost recognized in operations amounted to $169,000 in 1999 (none in 1998 or 1997). See Recently Issued Pronouncements below and Note 13 - Commitments and Contingencies.

Loss Per Share

Net loss applicable to common stock is computed by adjusting net loss by the amount of preferred stock dividends. Basic loss per common share is based upon net loss applicable to common stock and the weighted average number of common shares outstanding during each period. Diluted income per share, if applicable, is based on the weighted average number of common shares and dilutive common equivalent shares outstanding, if any, and the assumed conversion of dilutive convertible securities outstanding, if any, after appropriate adjustment for interest, net of related income tax effects on convertible notes payable, as applicable. All potentially dilutive securities were antidilutive for all periods presented. See Note 10 - Redeemable Preferred Stock, Note 11 - Stockholders' Equity, and Note 12 - Non-redeemable Preferred Stock for a full description of securities which may have a dilutive effect in future periods.

Average common shares outstanding used in computing loss per share are as follows:

                                       1999        1998
1997
          Basic and diluted        11,838,271  12,372,770
12,876,064

Recently Issued Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." The Company expects to adopt this new Statement January 1, 2001. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that do not qualify or are not designated as hedges must be adjusted to fair value through operations. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what all of the effects of SFAS 133 will be on the earnings and financial position of the Company; however, the Company expects that the deferred hedge loss discussed under Accounting Policies - Hedging, will be accounted for as a cash flow hedge upon adoption of SFAS 133, with the effective portion of the hedge being classified in equity in accumulated other comprehensive income or loss at the date of adoption. The amount included in accumulated other comprehensive income or loss will be amortized to operations over the initial term of the leveraged lease.

Statements of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash, overnight funds and interest bearing deposits with maturities when purchased by the Company of 90 days or less.

Under the Company's Revolving Credit Facility (Note 8 - Long-Term
Debt)  cash  received  by  the Company  on  collection  of  trade accounts receivable is deposited in cash collection accounts. Cash in the collection accounts is applied against the outstanding balance under the Company's revolving credit agreement within 1-2 business days following receipt. The cash balance held in the collection accounts at December 31, 1999 and 1998 aggregated $2.5 million and $2.0 million, respectively.

Supplemental cash flow information includes:

                                              1999       1998
1997
                                                     (In
Thousands)
Cash payments for:
 Interest on long-term debt and other       $16,114     $15,511
$12,170
 Income taxes, net of refunds                   (36)         65
86
Noncash financing and investing
  activities-
 Long-term debt issued for property, plant
  and equipment                               3,327         523
547
Exchange of loans receivable for real
  estate upon foreclosure                         -           -
15,037

3. Liquidity and Management's Plan

The Company is a diversified holding company and, and as a result, it is dependent on credit agreements and its ability to obtain funds from its subsidiaries in order to pay its debts and obligations.

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

As of December 31, 1999, the Agreements provided for revolving credit facilities ("Revolver") for total direct borrowing up to $65 million with advances at varying percentages of eligible inventory and trade receivables. At December 31, 1999, the effective interest rate was
9.0% and the availability for additional borrowings, based on eligible collateral, approximated $12.5 million. Borrowings under the Revolver outstanding at December 31, 1999, were $27.5 million. The annual interest on the outstanding debt under the Revolver at December 31, 1999, at the rates then in effect would approximate $2.5 million. The Agreements also restrict the flow of funds, except under certain conditions, to subsidiaries of the Company that are not parties to the Agreements.

The Agreements, as amended, required the Company and ClimaChem to maintain certain financial ratios and contain other financial covenants, including tangible net worth requirements and capital expenditure limitations. In
1999, the Company's financial covenants were not required to be met so long as the Company and its subsidiaries, including ClimaChem, that are parties to the Agreements, maintained a minimum aggregate availability under the Revolving Credit Facility of $15.0 million. When the availability dropped below $15.0 million for three consecutive business days, the Company and ClimaChem were required to maintain the financial ratios discussed above. Due to an interest payment of $5.6 million made by ClimaChem on
December 30, 1999, relating to the outstanding $105 million
Senior Unsecured
Notes, the availability dropped below the minimum aggregate availability level required on January 1, 2000. Because the Company and ClimaChem could not meet the financial ratios required by the Agreements, the Company and ClimaChem entered into a forbearance agreement with the Lender effective, January 1, 2000. The forbearance agreement waived the financial covenant requirements for a period of sixty (60) days.

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

As of March 31, 2000 the Company, exclusive of ClimaChem, and
ClimaChem
have a borrowing availability under the revolver of $.2 million, and $11.0 million, respectively, or $11.2 million in the aggregate.

In addition to the credit facilities discussed above, as of December 31,
1999, ClimaChem's wholly-owned subsidiary, DSN Corporation ("DSN"), is a party to three loan agreements with a financial company (the "Financing
Company") for three projects. At December 31, 1999, DSN had outstanding borrowings of $8.2 million under these loans. The loans have repayment schedules of principal and interest through maturity in 2002. The interest rate on each of the loans is fixed and range from 8.2% to 8.9%. Annual interest, for the three notes as a whole, at December 31, 1999, at the agreed to interest rates would approximate $.7 million. The loans are secured by the various DSN property and equipment. The loan agreements require the Company to maintain certain financial ratios, including tangible net worth requirements. In April 2000, DSN obtained a waiver from the Financing Company of the financial covenants through March 31,
2001.

ClimaChem is restricted as to the funds that it may transfer to the
Company under the terms contained in an Indenture covering the
$105
million Senior Unsecured Notes issued by ClimaChem. Under the terms of the indenture, ClimaChem cannot transfer funds to the Company, except for (i) the amount of income taxes that they would be required to pay if they were not consolidated with the Company (the "Tax Sharing Agreement"),
(ii) an amount not to exceed fifty percent (50%) of ClimaChem's cumulative net income from January 1, 1998 through the end of the period for which the calculation is made for the purpose of proposing a dividend payment, and (iii) the amount of direct and indirect costs and expenses incurred by the Company on behalf of ClimaChem and ClimaChem's subsidiaries pursuant to a certain services agreement and a certain management agreement to which the companies are parties. ClimaChem sustained a net loss of
$2.6 million in the calendar year 1998, and a net loss of $19.2 million for the calendar year 1999. Accordingly, no amounts were paid to the
Company by ClimaChem under the Tax Sharing Agreement, nor under the
Management Agreement during 1999 and based on ClimaChem's cumulative losses at December 31, 1999, and current estimates for results of operations for the year ended December 31, 2000, none are expected during
2000. Due to these limitations, the Company and its non-ClimaChem subsidiaries have limited resources to satisfy their obligations.

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

In 2000, the Company has planned capital expenditures of approximately $10.0 million, primarily in the Chemical and Climate Control Businesses. These capital expenditures include approximately $2.0 million, which the Chemical
Business is obligated to spend under consent orders with the State of
Arkansas related to environmental control facilities at its El Dorado facility. The Company is currently exploring alternatives to finance these capital expenditures.

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

During 1999, the Chemical Business sustained significant losses, primarily as a result of the reduction of selling prices for its nitrate-based products
(in large part due to the flood of the market with low-priced Russian ammonium nitrate) while the Company's cost of raw materials escalated under a contract with a pricing mechanism tied to the price of natural gas which increased dramatically. During late 1999, the Company renegotiated this supply contract, extending the cash requirements under its take-or-pay provision to delay required takes to 2000, 2001 and 2002 and to obtain future raw material requirements at spot market prices. The Company was also active in bringing about a favorable preliminary determination from the
International Trade Commission and Commerce Department, which has had the current impact of minimizing the dumping of Russian ammonium nitrate in the
U.S. market (although there are no assurances that the final determination will affirm the preliminary determination). This, and other factors, has allowed the Chemical Business to see marginally improved market pricing for its nitrate-based products in the first three months of 2000 compared to the comparable period in 1999; however, there are no assurances that this improvement will continue. The Company also successfully commenced operations of its EDNC Baytown plant which is selling product to Bayer under a long-term supply contract.

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

The plan for 2000 calls for the Company to dispose of a significant portion of its non-core assets. As previously discussed, on April 5, 2000, the
Board of Directors approved the disposal of the Automotive
Products
Business. The Automotive Products Business has experienced a rapidly consolidating market and is not in an industry which the Company sees as able to produce an adequate return on its investment. Additionally, the
Company is presently evaluating alternatives for realizing its net investment in the Industrial Products Business. The Company has had discussions involving the possible sale of the Industrial Products Business;
however, no definitive plans are currently in place and any which may arise will require Board of Director approval prior to consummation. The
Company is currently continuing the operations of the Industrial
Products
Business; however, the Company may sell or dispose of the operations in
2000. The Company's plan for 2000 also calls for the realization of the
Company's investment in an option to acquire an energy conservation company and advances made to such entity (the "Option Company"). In April 2000, the Company received written acknowledgment from the President of the
Option Company that it had executed a letter of intent to sell to a third party, the proceeds from which would allow repayment of the advances and options payments to the Company in the amount of approximately $2.6 million.
Further, the Company has received written confirmation from the buyer of the
Option Company that the transaction is on schedule to close on April 28,
2000 with the amount due to the Company related to the advances and option payments to be repaid in their entirety. Upon receipt of these proceeds, the Company is required to repay up to $1 million of outstanding indebtedness to a related party, SBL Corporation, related to an advance made to the Company in 1997. The remaining proceeds would be available for corporate purposes. The Company's plan for 2000 also identifies specific other non-core assets which the Company will attempt to realize to provide additional working capital to the Company in 2000. See "Special Note
Regarding Forward-Looking Statements".

During 1999 and into 2000, the Company has been restructuring its operations, eliminating businesses which are non-core, reducing its workforce as opportunities arise and disposing of non-core assets. As discussed above the Company has also successfully renegotiated its primary raw material purchase contracts in the Chemical Business in an effort to make that
Business profitable again and focused its attention to the development of new, market-innovated products in the Climate Control Business. Although the Company has not planned to receive any dividends, tax payments or management fees from ClimaChem in 2000, it is possible that ClimaChem could pay up to $1.8 million of management fees to its ultimate parent should operating results be favorable (ClimaChem having EBITDA in excess of
$26 million annually, $6.5 million quarterly, is payable to LSB up to
$1.8 million).

As previously mentioned, the Company and ClimaChem's primary credit facility terminates on December 31, 2000, unless the parties to the agreements agreed to new financial covenants for 2001 prior to October 1,
2000. While there is no assurance that the Company will be successful in extending the term of such credit facility, the Company believes it has a good working relationship with the Lender and that it will be successful in extending such facility or replacing such facility from another lender with substantially the same terms during 2000.

In March 2000, the Company and ClimaChem retained Chanin Capital Partners as financial advisors to assist in evaluating all of the alternatives relating to the Company's and ClimaChem's liquidity, and to assist the companies in determining their alternatives for restructuring their capitalization and improving their financial condition. The Company has also initiated discussions with third party lenders to explore the possibility of obtaining an additional credit facility or expanded credit facility with which to initiate discussions with ClimaChem's holders of the Senior Notes, which, at
December 31, 1999, were trading at 25% of their face value. There is no assurance that the Company or ClimaChem will be successful in obtaining the additional credit facility or expanded credit facility.

The Company had planned for up to $10 million of capital expenditures for
2000, most of which is not presently committed. Further, a significant portion of this is dependent upon obtaining acceptable financing. The
Company expects to delay these expenditures as necessary based on the availability of adequate working capital and the availability of financing.
Recently, the Chemical Business has obtained relief from certain of the compliance dates under its wastewater management project and expects that this will ultimately result in the delay in the implementation date of such project. Construction of the wastewater treatment project is subject to the Company obtaining financing to fund this project. There are no assurances that the Company will be able to obtain the required financing.
Failure to construct the wastewater treatment facility could have a material adverse effect on the Company.

The Company's plan for 2000 involves a number of initiatives and assumptions which management believes to be reasonable and achievable;
however,
should the Company not be able to execute this plan described above, it may not have resources available to meet its obligations as they come due.

4. Discontinued Operations

On April 5, 2000, the Board of Directors approved a plan of disposal of the Company's Automotive Products Business to allow the Company to focus its efforts and financial resources on its core businesses, Chemical and Climate Control. The plan calls for management to make every effort to dispose of the Automotive Business through sale. Accordingly, the Automotive Business has been presented in the accompanying consolidated financial statements as a discontinued operation.

In an effort to make the Automotive Products Business financially viable and complete a pending sale of the Automotive Products Business, on March 9, 2000, the Company closed the acquisition of certain assets and assumption of certain liabilities of the Zeller Corporation ("Zeller") representing its universal joint business. The acquisition of Zeller will be accounted for using the purchase method of accounting. The purchase price of the assets acquired (primarily accounts receivable, inventory and machinery and equipment) is represented by the liabilities of Zeller assumed which aggregated approximately $7.5 million(unaudited).
In connection  therewith,  the Automotive Business'  primary lender
provided funding of approximately $4.7 million which was used to repay the outstanding working capital and equipment notes related to Zeller's universal joint business acquired. These new borrowings of the Automotive Business provide for a $2 million, 24 month term loan on the equipment acquired (which is to be resold in the near term) and incremental borrowings of $2.7 million under the Automotive Business' revolving credit facility which matures in May 2001. For the year ended December 31, 1999, Zeller reported unaudited net sales of $11.7 million related to the universal joint business acquired by the Automotive Business.
Zeller's historical operating results for 1999 are not meaningful as during 1999, Zeller was in the process of liquidating its various lines of business and the majority of its overhead will not continue with the universal joint business acquired.

The Company expects to close the sale of the Automotive Products Business by June 30, 2000 and has accrued anticipated operating loss through the date of disposal of approximately $2.1 million. Inasmuch as the preliminary terms of a pending sale of the Automotive Products Business calls for no payments of principal on the note to LSB of approximately $8.0 million for the first two years following closing, and future receipts are entirely dependent upon the buyers' ability to make the business profitable, the Company has fully reserved its investment in the net assets (i.e., note receivable from potential buyer) as of December 31, 1999.

The Company will remain a guarantor on certain equipment notes of the Automotive Products Business which had outstanding indebtedness of approximately $5.2 million as of December 31, 1999 and on its revolving credit agreement in the amount of $1 million (for which the Company has posted a letter of credit at December 31, 1999). The loss on disposal does not include the loss, if any, which may result if the Company is required to perform on its guarantees described above.

Net assets of discontinued operations as of December 31, 1999 and
1998 are as follows:

                                                1999      1998
                                                (In Thousands)
Accounts receivable, net                      $ 4,852   $ 9,084
Inventories                                    15,178    20,357
Other current assets                              502       572
                                              _________________
  Total current assets                         20,532    30,013

Property and equipment, net                     7,439     8,373
Other assets                                    2,138     2,369
                                              _________________
  Total noncurrent assets                       9,577    10,742

Accounts payable and accrued liabilities       (3,714)   (6,136)
Current portion of long-term debt             (12,096)   (2,428)
Accrued loss through estimated disposal date
 and other current liabilities                 (2,289)     (125)
                                              __________________
  Total current liabilities                    (18,099)  (8,689)

Long-term debt due after one year               (4,115) (16,708)
                                              __________________
                                                 7,895   15,358
Valuation allowance                             (7,895)       -
                                              __________________
Net assets of discontinued operations         $      -  $15,358
                                              ==================

Operating results of the discontinued operations for the year ended December 31:

                                                  December 31,
                                        1999         1998
1997
                                                 (In Thousands)
    Revenues                           $33,405      $39,995
$35,499

    Cost of sales                       28,915       31,379
31,697
    Selling, general and
     administrative                     10,168       10,586
10,908
    Interest                             2,449        2,389
2,585


___________________________________
    Loss from discontinued
     operations before loss on
     disposal                           (8,127)      (4,359)
(9,691)
    Loss on disposal                    (9,994)           -
-


___________________________________
    Loss from discontinued
     operations                       $(18,121)     $(4,359)
$(9,691)

5. Businesses Disposed Of

On  August 2, 1999, the Company sold substantially all the assets of  its wholly owned subsidiary, Total Energy Systems Limited and its  subsidiaries ("TES"), of the Chemical Business. Pursuant  to the sale agreement, TES retained certain of its liabilities to be liquidated  from the proceeds of the sale and from the collection of  its  accounts receivables which were retained. In  connection
with   the   closing   in  August  1999,  the  Company   received
approximately $3.6 million in net proceeds from the assets  sold, after  paying  off  $6.4  million bank  debt  and  the  purchaser assuming  approximately $1.1 million of debt related  to  certain
capitalized   lease   obligations.  The   Company   substantially
completed the liquidation of the assets and liabilities  retained during the fourth quarter of 1999.

The   loss  associated  with  the  disposition  included  in  the accompanying consolidated statements of operations for  the  year ended  December  31,  1999 is $2.0 million and  is  comprised  of disposition  costs of approximately $.3 million, the  recognition
in   earnings  of  the  cumulative  foreign  currency   loss   of
approximately $1.1 million and approximately $.6 million  related to the resolution of certain environmental matters.

5. Businesses Disposed Of (continued)

In February 1997, the Company foreclosed on a loan receivable with a carrying amount of $14.0 million and exercised its option to acquire the related office building located in Oklahoma City, known as "The Tower."

In March 1998, a subsidiary of the Company closed the sale of The
Tower  and realized proceeds of approximately $29.3 million  from the  sale, net of transaction costs. Proceeds from the sale  were
used   to   retire  the  outstanding  indebtedness.  The  Company
recognized  a  gain on the sale of the property of  approximately
$13 million in 1998.

6. Inventories

Inventories at December 31, 1999 and 1998 consist of:

                              Finished
                                (or       Work-In-      Raw
                             Purchased)
                               Goods       Process    Materials
Total
                                             (In Thousands)
    1999:
     Chemical products         $ 5,015     $ 2,362     $ 2,413
$ 9,790
     Climate Control products    6,260       3,141       6,581
15,982
     Machinery and
      industrial supplies        4,708           -           -
4,708


__________________________________________
    Total                      $15,983     $ 5,503     $ 8,994
$30,480


==========================================
    1998 total                 $20,244     $ 6,290     $16,954
$43,488

==========================================

7. Property, Plant and Equipment

Property, plant and equipment, at cost, consists of:

                                                December 31,
                                               1999      1998
                                               (In Thousands)
Land and improvements                        $ 2,981  $  2,910
Buildings and improvements                    18,665    18,333
Machinery, equipment and automotive          130,748   133,646
Furniture, fixtures and store equipment        7,819     7,035
Producing oil and gas properties               2,560     3,132
                                             _________________
                                             162,773   165,056
Less accumulated depreciation, depletion
 and amortization                             78,959    74,201
                                             _________________
                                            $ 83,814  $ 90,855
                                            ==================

8. Long-Term Debt

Long-term debt consists of the following:

                                                 December 31,
                                                1999      1998
                                                (In Thousands)
Secured revolving credit facility with
 interest at a base rate plus a specified
 percentage (9.0% aggregate rate at
 December 31, 1999) (A)                      $ 27,462  $ 14,663
10-3/4% Senior Notes due 2007 (B)             105,000   105,000
Secured loan with interest payable monthly
 (C)                                            7,128     9,570
Secured revolving credit facility                   -     5,009
Other, with interest at rates of 6.28% to
 12.5%, most of which is secured by machinery
 and equipment (D)                             18,482    16,254
                                             ___________________
                                              158,072   150,496
Less current portion of long-term debt         33,359    11,526
                                             ___________________
Long-term debt due after one year            $124,713  $138,970
                                             ===================

(A) In December 1994, the Company, certain subsidiaries of the Company (the "Borrowing Group") and a bank entered into a series of six asset-based revolving credit facilities which provided for an initial term of three years. The agreement has been amended at various dates since 1994 with the latest being executed on March 1, 2000. The amended agreement provides for a $50 million revolving credit facility (the
     "Revolving  Credit  Facility")  with  separate   loan
     agreements (the "Loan Agreements"), for ClimaChem and its subsidiaries and the Company and its subsidiaries excluding ClimaChem and its subsidiaries. Under the Revolving Credit Facility, certain conditions exist which restrict intercompany transfers of amounts borrowed between subsidiaries. Borrowings under the Revolving Credit Facility bear an annual rate of interest at a floating rate based on the lender's prime rate plus 1.5% (prime rate plus .5% at December 31, 1999) per annum or, at the Company's option, on the lender's LIBOR rate plus 3.875% (LIBOR rate plus 2.875% at December 31, 1999) per annum. The agreement will terminate on December 31, 2000 unless the parties to the Revolving Credit Facility agree on acceptable financial covenants for the fiscal year beginning January 2001 on or before October 1, 2000. The Loan Agreements also require a "permanent reserve" of $5 million which reduces the borrowing availability. The Company may terminate the Revolving Credit Facility prior to maturity; however, should the Company do so, it would be required to pay a termination fee of $500,000.

     Each of the Loan Agreements specify a number of events of default and requires the Company to maintain certain financial ratios (including net worth and an interest coverage ratio), limits the amount of capital expenditures, and contains other covenants which restrict, among other things, (i) the incurrence of additional debt; (ii) the payment  of  dividends  and other distributions;  (iii)  the making of certain investments; (iv) certain mergers, acquisitions and dispositions; (v) the issuance of secured guarantees; and (vi) the granting of certain liens.

     Events  of  default  under  the  Revolving  Credit  Facility include,  among  other  things,  (i)  the  failure  to  make payments of principal, interest, and fees, when due; (ii) the failure to perform covenants contained therein; (iii) the occurrence of a change in control if any party is or becomes the beneficial owner of more than 50% of the total voting securities of the Company, except for Jack E. Golsen or members of his immediate family; (iv) default under any agreement or instrument (other than an agreement or instrument evidencing the lending of money or Intercompany Accounts, as defined) where the outstanding balance exceeds $500,000 and which would have a material adverse effect on the Company and its subsidiaries which are borrowers under the Revolving Credit Facility, taken as a whole, and which is not cured within the grace period; (v) a default under any other agreement relating to borrowed money exceeding certain limits; and (vi) customary bankruptcy or insolvency defaults.

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

     CCI is a holding company with no significant assets (other than that related to the notes receivable from LSB and affiliates, specified below, and the Notes origination fees which have a net book value of $3.3 million and $3.7 million at December 31, 1999 and 1998, respectively) or operations other than its investments in its subsidiaries, and each of its subsidiaries is wholly owned, directly or indirectly. CCI's payment obligations under the Notes are fully, unconditionally and joint and severally guaranteed by all of the existing subsidiaries of CCI, except for El Dorado Nitrogen Company ("EDNC"). Separate financial statements and other disclosures concerning the guarantors are not presented herein because management has determined they are not material to investors.

     Summarized consolidated financial information of CCI and its subsidiaries as of December 31, 1999 and 1998 and the results of operations for each of the three years ended
     December 31, 1999 is as follows:

                                                December 31,
                                               1999      1998
                                               (In Thousands)
    Balance sheet data:
    Trade accounts receivable, net          $ 41,934   $ 38,817
    Inventories                               25,772     37,367
    Other current assets (1)                   9,250     14,107
                                             ___________________
      Total current assets                    76,956     90,291

    Property, plant and equipment, net        75,667     82,389
    Notes receivable from LSB and affiliates
     (2)                                      13,443     13,443
    Other assets, net                         18,012     10,480
                                             ___________________
    Total assets                            $184,078   $196,603
                                            ====================
    Accounts payable and accrued
     liabilities                            $ 30,103   $ 25,334
    Current-portion of long-term debt         29,644     10,460
                                            ____________________
       Total current liabilities              59,747     35,794

    Long-term debt                           112,544    127,471
    Accrued losses on firm purchase
     commitments                               5,652          -
    Deferred income taxes                          -      9,580
    Stockholders' equity                       6,135     23,758
                                            ____________________
    Total liabilities and stockholders'
     equity                                 $184,078   $196,603
                                            ====================

     (1) Other current assets includes receivables from LSB of $2.3 million and $5.0 million at December 31, 1999 and 1998, respectively.

     (2) Notes receivable from LSB and affiliates is eliminated when consolidated with the Company.

>PAGE>
8. Long-Term Debt (continued)

                                               December 31,
                                       1999        1998
1997
                                              (In Thousands)
    Operations data:
    Total revenues                  $246,955     $243,014
$237,258
    Costs and expenses:
     Costs of sales                  196,095      190,722
189,936
     Selling, general and
      administrative                 45,618       38,105
35,183
    Loss on sale and operations of
     business disposed of              3,929        2,901
772
    Provision for loss on firm
     purchase commitments              8,439            -
-
    Provision for impairment on
     long-lived assets                 3,913            -
-
    Interest                          14,260       13,463
9,041


___________________________________
                                     272,254      245,191
234,932


___________________________________
    Income (loss) before provision
     (benefit) for income taxes
     and extraordinary charge        (25,299)      (2,177)
2,326

    Provision (benefit) for income
     taxes                            (6,117)         392
1,429


___________________________________
    Income (loss) before
     extraordinary charge            (19,182)      (2,569)
897

    Extraordinary charge, net of
     income tax benefit of
     $1,750,000                           -             -
2,869


____________________________________
    Net loss                       $(19,182)    $  (2,569)   $
(1,972)

====================================

     In February 1997, certain subsidiaries of the Company entered into a $50 million financing arrangement with John Hancock. The financing arrangement consisted of $25 million of fixed rate notes and $25 million of floating rate notes. In November 1997, in connection with the issuance of the Notes described above, a subsidiary of the Company retired the outstanding principal associated with the John Hancock financing arrangement and incurred a prepayment fee. The prepayment fee paid and loan origination costs expensed in 1997 related to the John Hancock financing arrangement aggregated approximately $4.6 million.

(C) This agreement, as amended, between a subsidiary of the Company and an institutional lender provided for a loan, the proceeds of which were used in the construction of a nitric acid plant, in the aggregate amount of $16.5 million requiring 84 equal monthly payments of principal plus interest, with interest at a fixed rate of 8.86% through maturity in 2002. This agreement is secured by the plant, equipment and machinery, and proprietary rights associated with the plant which has an approximate carrying value of $27.1 million at December 31, 1999.

     In  November  1997,  the Company amended this  agreement  to restate the financial and restrictive covenants to be applicable to the subsidiary of the Company. This agreement, as amended, contains covenants (i) requiring maintenance of an escalating tangible net worth, (ii) restricting distributions and dividends, (iii) restricting a change of control of the subsidiary and the Company and (iv) requiring maintenance of a reducing debt to tangible net worth ratio. At December 31, 1999, the lender had waived compliance of certain financial covenants through September 30, 2000. In March 2000, the subsidiary of the Company obtained a waiver of these covenants through April 2001.

(D) Includes a $2.5 million note payable in 1999 ($2.6 million at December 31, 1998), to an unconsolidated related party. The note is unsecured, bears interest at 10.75% per annum payable monthly, and requires repayment of up to $1.5 million in 2000 from the sale of non-core assets; remainder is due in 2001.

Maturities of long-term debt for each of the five years after December 31, 1999 are: 2000-$33,359; 2001-$10,528; 2002-$1,758;
2003-$2,907; 2004-$1,605 and thereafter-$107,915.

9. Income Taxes

The   provision  for  income  taxes  attributable  to  continuing operations before extraordinary charge consists of the following for the year ended December 31:

                                     1999      1998      1997
                                          (In Thousands)
        Current:
         Federal                     $  -      $ 77     $   -
         State                        157        23        50
                                     _________________________
                                     $157      $100     $  50
                                     =========================

The   tax  effects  of  each  type  of  temporary  difference and carryforward that are used in computing deferred tax assets and liabilities and the valuation allowance related to deferred tax assets at December 31, 1999 and 1998 are as follows:

                                                1999      1998
                                                (In Thousands)
Deferred tax assets
Amounts not deductible for tax purposes:
 Allowance for doubtful accounts              $ 3,996   $ 4,045
 Asset impairment                               1,609         -
 Accrued liabilities                            4,229     1,772
 Other                                          2,787     2,197
Capitalization of certain costs as inventory
 for tax purposes                               2,136     2,546
Net operating loss carryforward                29,467    25,235
Investment tax and alternative minimum tax
 credit carryforwards                           1,424     1,424
                                               _________________
Total deferred tax assets                      45,648    37,219
 Less valuation allowance on deferred tax
  assets                                       36,129    25,534
                                               _________________
Net deferred tax assets                       $ 9,519   $11,685
                                              ==================

Deferred tax liabilities
Accelerated depreciation used for tax
 purposes                                     $ 7,380   $ 9,546
Inventory basis difference resulting from a
 business combination                           2,139     2,139
                                             ___________________
Total deferred tax liabilities                $ 9,519   $11,685
                                             ===================

The Company is able to realize deferred tax assets up to an amount equal to the future reversals of existing taxable temporary differences. The taxable temporary differences will turn around in the loss carryforward period as the differences are depreciated or amortized. Other differences will turn around as the assets are disposed of in the normal course of business.

The differences between the amount of the provision for income taxes and the amount which would result from the application of the federal statutory rate to "Income (loss) from continuing operations before provision for income taxes and extraordinary charge" for each of the three years in the period ended December 31, 1999 are detailed below:

                                         1999         1998
1997
                                                 (In Thousands)
Provision (benefit) for income
 taxes at federal statutory rate       $(11,021)      $ 889
$ (4,663)
Changes in the valuation allowance
related to deferred tax assets,
 net of rate differential                 9,336      (1,459)
3,971
State income taxes, net of federal
 benefit                                    157          15
33
Permanent differences                       310         (39)
484
Foreign subsidiary loss                   1,375         617
191
Alternative minimum tax                       -          77
-
Other                                         -           -
34


___________________________________
Provision for income taxes             $    157       $ 100
$     50

===================================

At  December 31, 1999, the Company has regular-tax net  operating
loss   ("NOL")   carryforwards  of  approximately   $75   million
(approximately $40 million alternative minimum tax NOLs). Certain amounts of regular-tax NOL expire beginning in 2000.

10. Redeemable Preferred Stock

Each share of the noncumulative redeemable preferred stock, $100 par value, is convertible into 40 shares of the Company's common stock at any time at the option of the holder; entitles the holder to one vote and is redeemable at par. The redeemable preferred stock provides for a noncumulative annual dividend of 10%, payable when and as declared.

11. Stockholders' Equity

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

Pro forma information regarding net income and earnings per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1999, 1998 and 1997, respectively: risk-free interest rates of 6.04%, 5.75% and 6.2%; a dividend yield of .0%, .5% and 1.43%; volatility factors of the expected market price of the Company's common stock of
 .48, .57 and .42; and a weighted average expected life of the option of 6.9, 8.0 and 8.0 years.

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

For purposes of pro forma disclosures, the estimated fair value of the qualified and non-qualified stock options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                      Year ended December 31,
                                     1999      1998      1997
                                     (In Thousands, Except Per
                                            Share Data)
     Net loss applicable to
       common stock               $(53,608)   $(5,943)  $(26,715)
     Loss per common share          $(4.53)     $(.48)    $(2.07)

Because Statement 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect was not fully reflected until 1998.

Qualified Stock Option Plans

In November 1981, the Company adopted the 1981 Incentive Stock Option Plan (1,350,000 shares), in March 1986, the Company adopted the 1986 Incentive Stock Option Plan (1,500,000 shares), in September 1993, the Company adopted the 1993 Stock Option and Incentive Plan (850,000 shares) and in 1998 the Company's adopted the 1998 Stock Option Plan (1,000,000 shares). Under these plans, the Company is authorized to grant options to purchase up to 4,700,000 shares of the Company's common stock to key employees of the Company and its subsidiaries. The 1981 and 1986 Incentive Stock Option Plans have expired and, accordingly, no additional options may be granted from these plans. Options granted prior to the expiration of these plans continue to remain valid thereafter in accordance with their terms. At December 31, 1999, there are 148,000 options outstanding related to these two plans. At December 31, 1999, there are 838,500 options outstanding related to the 1993 Stock Option and Incentive Plan which continues to be effective. These options become exercisable 20% after one year from date of grant, 40% after two years, 70% after three years, 100% after four years and lapse at the end of ten years. The exercise price of options to be granted under this plan is equal to the fair market value of the Company's common stock at the date of grant. For participants who own 10% or more of the Company's common stock at the date of grant, the option price is 110% of the fair market value at the date of grant and the options lapse after five years from the date of grant.

On April 22, 1998, the Company terminated 116,000 qualified stock options (the "terminated options"), previously granted under the 1993 Plan and replaced the terminated options with newly granted options under and pursuant to the terms of the 1993 Plan (the "replacement options"). The replacement options were granted at the fair market value of the Company's stock on April 22, 1998, and have a life and vesting schedule based on the terminated options.

Activity in the Company's qualified stock option plans during each of the three years in the period ended December 31, 1999 is as follows:

                              1999              1998
1997
                            Weighted          Weighted
Weighted
                            Average           Average
Average
                            Exercise          Exercise
Exercise
                    Shares   Price     Shares  Price     Shares
Price
Outstanding at
 beginning of year  987,500  $4.23   1,048,760  $4.25   1,176,640
$4.08
Granted           1,015,500   1.29     119,500   4.19           -
-
Exercised                 -      -     (63,260)  1.13
(118,880) 2.81
Canceled, forfeited
 or expired         (17,500)  3.38    (117,500)  6.07
(9,000) 6.05
                  __________        ___________
__________
Outstanding at end
 of year          1,985,500   2.73     987,500   4.23   1,048,760
4.25
                  ==========        ===========
==========
Exercisable at end
 of year            756,250   4.01     532,400   4.09     414,960
3.81
                  ==========        ===========
==========
Weighted average
 fair value of
 options granted
 during year                   .71               2.16
-

Outstanding options to acquire 1,956,500 shares of stock at December 31, 1999 had exercise prices ranging from $1.13 to $4.88 per share (731,750 of which are exercisable at a weighted average price of $4.07 per share) and had a weighted average exercise price of $2.67 and remaining contractual life of 6.2 years. The balance of options outstanding at December 31, 1999 had exercise prices ranging from $5.36 to $9.00 per share (24,500 of which are exercisable at a weighted average price of $7.44 per share) and had a weighted average exercise price of $7.12 and remaining contractual life of 2.3 years.

Non-qualified Stock Option Plans

The Company's Board of Directors approved the grant of non-qualified stock options to the Company's outside directors, President and certain key employees, as detailed below. The option price is generally based on the market value of the Company's common stock at the date of grant. These options have vesting terms and lives specific to each grant but generally vest over 48 months and expire five or ten years from the grant date (except for the 1994 extension discussed below). In June 1994, the Board of Directors extended the expiration date on the grant of options for 165,000 shares to the Company's Chairman for an additional five years. 100% of these options expired unexercised in 1999.

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

The Company shall automatically grant to each outside director an option to acquire 5,000 shares of the Company's common stock on April 30 following the end of each of the Company's fiscal years in which the Company realizes net income of $9.2 million or more for such fiscal year. The exercise price for an option granted under this plan shall be the fair market value of the shares of common stock at the time the option is granted. Each option granted under this plan to the extent not exercised shall terminate upon the earlier of the termination as a member of the Company's Board of Directors or the fifth anniversary of the date such option was granted. During 1999 and 1998, the Company granted 120,000 and 105,000 options (none in 1996), respectively, under the Outside Director Plan.

In 1997, the Board of Directors granted 50,000 options to two key employees that vest over 60 months and expire ten years from the date of grant. In 1998, the Board of Directors granted 175,000 stock options, at the price equivalent to the Company's stock price at the date of grant. Options to two key employees for 100,000 shares have a nine-year vesting schedule while the remaining 75,000 vest over 48 months. These options expire ten years from the date of grant. In 1999, the Board of Directors granted 596,500 stock options that vest over 48 months and have contractual lives of either five or ten years.

Activity in the Company's non-qualified stock option plans during each of the three years in the period ended December 31, 1999 is as follows:

                              1999              1998
1997
                            Weighted          Weighted
Weighted
                            Average           Average
Average
                            Exercise          Exercise
Exercise
                    Shares   Price     Shares  Price     Shares
Price

Outstanding at
 at beginning of
 year              560,000   $3.82    280,000   $3.44    265,000
$3.31
Granted            716,500    1.30    280,000    4.19     50,000
4.19
Exercised                -       -          -       -    (35,000)
3.13
Surrendered,
 forfeited, or
 expired          (173,000)   2.70          -       -          -
-
                ___________         __________         __________
Outstanding at
  end of year    1,103,500    2.36    560,000    3.82    280,000
3.44
                ===========         ===========        ==========
Exercisable at end
 of year           210,900    3.57    335,000    3.37    164,000
3.55
                ===========         ===========        ==========
Weighted average
 fair value of
 options granted
 during year                   .69               2.62
2.00


Outstanding    options   to   acquire   1,063,500    shares    of stock    at
December   31,   1999  had  exercise  prices  ranging  from $1.25 to   $4.25
per   share   (170,900   of  which  are  exercisable  at  a weighted   average
price   of   $3.78   per   share)   and  had   a   weighted average   exercise
price   of   $2.18   and  remaining  contractual  life   of   7.6 years.   The
balance   of   options   outstanding  at  December   31,   1999 had   exercise
prices   ranging  from  $5.38  to  $9.00  per  share  (40,000 of which   are
exercisable   at   a   weighted  average  price  of   $7.19   per share)   and
had    a    weighted   average   exercise   price   of   $7.19 and   remaining
contractual life of 4.8 years.

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

11. Stockholders' Equity (continued)

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

12. Non-redeemable Preferred Stock

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

12. Non-redeemable Preferred Stock (continued)

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

The    Series   2   Preferred   is   redeemable   at   the option of    the
Company,   in   whole   or   in   part,  at  prices   decreasing annually   to
$50.00   per   share   on   or   after  June  15,   2003,   plus accrued   and
unpaid   dividends   to   the   redemption  date.  The redemption price   at
December   31,   1999  was  $51.30  per  share.  Dividends  on the   Series   2
Preferred   are   cumulative   and  are  payable  quarterly   in arrears.   At
December   31,   1999,  $1.5  million  of  dividends  ($1.62 per share)   on
the Series 2 Preferred were in arrears.

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

At  December   31,   1999,   the   Company   is   authorized to issue   an
additional   3,200   shares  of  $100  par  value   preferred stock   and   an
additional   5,000,000   shares   of  no  par  value   preferred stock.   Upon
issuance,   the   Board   of   Directors   of   the   Company will   determine
the specific terms and conditions of such preferred stock.

13. Commitments and Contingencies

Operating Leases

The    Company   leases   certain   property,   plant   and equipment    under
noncancelable     operating    leases.    Future     minimum payments     on
operating   leases   with  initial  or  remaining   terms   of one   year   or
more at December 31, 1999 are as follows:

                                    (In Thousands)
             2000                      $9,995
             2001                       9,735
             2002                       9,405
             2003                       8,783
             2004                      13,964
             After 2004                39,825
                                      ________
                                      $91,707
                                      ========

Rent expense under all operating lease agreements, including month-to-month leases, was $8,247,000 in 1999, $3,637,000 in
1998 and $3,910,000 in 1997. Renewal options are available under certain of the lease agreements for various periods at approximately the existing annual rental amounts. Rent expense paid to related parties was $45,000 in 1999 ($90,000 in each of 1998 and 1997).

Nitric Acid Project

The Company's wholly owned subsidiary, EDNC, operates a nitric acid plant (the "Baytown Plant") at Bayer's Baytown, Texas chemical facility in accordance with a series of agreements with Bayer Corporation ("Bayer") (collectively, the "Bayer Agreement"). Under the Bayer Agreement, EDNC converts ammonia supplied by Bayer in nitric acid based on a cost plus arrangement. Under the terms of the Bayer Agreement, EDNC is leasing the Baytown Plant pursuant to a leveraged lease from an unrelated third party with an initial lease term of ten years. The schedule of future minimum payments on operating leases above includes $7,664,000 in 2000, $7,665,000 in 2001, $7,665,000 in
2002,  $7,666,000 in 2003, $13,001,000 in 2004,  and  $35,707,000
after 2004 related to lease payments on the EDNC Baytown Plant. Upon expiration of the initial ten-year term, the Bayer Agreement may be renewed for up to six renewal terms of five years each; however, prior to each renewal period, either party to the Bayer Agreement may opt against renewal. A subsidiary of the Company has guaranteed the performance of EDNC's obligations under the Bayer Agreement.

Purchase Commitments

As of December 31, 1999, the Chemical Business has a long-term commitment to purchase anhydrous ammonia. The commitment requires the Company to take or pay for a minimum volume of 2,000 tons of anhydrous ammonia during each month of 2000 and 3,000 tons per month in 2001 and 2002. The Company's purchase price of anhydrous ammonia under this contract can be higher or lower than the current market spot price of anhydrous ammonia. The Company has also committed to purchase 50% of its remaining quantities of anhydrous ammonia through 2002 from this third party at prices which approximate market. See Note 16 - Inventory Write-down and Loss on Firm Purchase Commitment. During 1999, the Chemical Business terminated two other anhydrous ammonia purchase contracts at no cost which otherwise were not scheduled to end until June 2000 and December 2000 by their terms. Purchases of anhydrous ammonia under these contract terms aggregated $21.9 million in 1999 ($31.9 million and $40.1 million in 1998 and 1997, respectively). The Company also enters into agreements with suppliers of raw materials which require the Company to provide finished goods in exchange therefore. The Company did not have a significant commitment to provide finished goods with its suppliers under these exchange agreements at December 31, 1999. At December 31, 1999, the Company has a standby letter of credit outstanding related to its Chemical Business of approximately $4 million.

A subsidiary of the Company leases certain precious metals for use in the subsidiary's manufacturing process. The agreement at December 31, 1999 requires rentals generally based on 25.25% of the leased metals' market values, except for platinum, from December 2, 1999 through December 1, 2000, contract expiration. The agreements also requires rentals of $440 per ounce for the usage of platinum.

In July 1995, a subsidiary of the Company entered into a product supply agreement with a third party whereby the subsidiary is required to make monthly facility fee and other payments which aggregate $71,965. In return for this payment, the subsidiary is entitled to certain quantities of compressed oxygen produced by the third party. Except in circumstances as defined by the agreement, the monthly payment is payable regardless of the quantity of compressed oxygen used by the subsidiary. The term of this agreement, which has been included in the above minimum operating lease commitments, is for a term of 15 years; however, after the agreement has been in effect for 60 months, the subsidiary can terminate the agreement without cause at a cost of approximately $4.5 million. Based on the subsidiary's estimate of compressed oxygen demands of the plant, the cost of the oxygen under this agreement is expected to be favorable compared to floating market prices. Purchases under this agreement aggregated $912,000, $938,000, and $938,000 in 1999, 1998, and 1997,
respectively.

Debt and Performance Guarantees

The  Company  guaranteed  up  to approximately  $2.6  million  of indebtedness of a start-up aviation company, Kestrel Aircraft Company ("Kestrel"), in exchange for a 44.9% ownership interest. At December 31, 1998, the Company had accrued the full amount of its commitment under the debt guarantees and fully reserved its investments and advances to Kestrel. In 1999, upon demand of the Company's guarantee, the Company assumed the obligation for a $2.0 million term note, due in equal monthly principal payments of $11,111, plus interest, through August 2004 and funded approximately $500,000 resulting from a subsidiary's partial guarantee of Kestrel's obligation under a revolving credit facility. In connection with the demand of the Company to perform under its guarantees, the Company and the other guarantors formed a new company ("KAC") which acquired the assets of the aviation company through foreclosure. The Company and the other shareholders of KAC are attempting to sell the assets acquired in foreclosure. Proceeds received by the Company, if any, from the sale of KAC assets will be recognized in the results of operations when and if realized.

In 1999, the Company agreed to guarantee a performance bond of $2.1 million of a start-up operation providing services to the Company's Climate Control Division.

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

B. On February 12, 1996, the Chemical Business entered into a Consent Administrative Agreement (``Administrative Agreement'') with the state of Arkansas to resolve certain compliance issues associated with nitric acid concentrators which was amended in January 1997. Pursuant to the Administrative Agreement, as amended, the Chemical Business installed additional pollution control equipment. The Chemical Business believes that the El Dorado Plant has made progress in controlling certain off-site emissions; however, such off-site emissions have occurred and may continue from time to time, which could result in the assessment of additional penalties against the Chemical Business.

     During  May  1997,  approximately 2,300 gallons  of  caustic material  spilled when a valve in a storage  vessel  failed, which  was released to a stormwater drain, and according  to
     ADPC&E  records, resulted in a minor fish kill in a drainage ditch  near  the  El  Dorado Plant. In  1998,  the  Chemical
     Business entered into a Consent Administrative Order  ("1998
     CAO")  to resolve the event. The 1998 CAO includes  a  civil penalty in the amount of $183,700 which includes $125,000 to be paid over five years in the form of environmental improvements at the El Dorado Plant. The remaining $58,700 was  paid  in 1998. The 1998 CAO also requires the  Chemical
     Business  to undertake a facility-wide wastewater evaluation
     and   pollutant   source  control  program  and   wastewater
     minimization   program.  The  program  requires   that   the
     subsidiary complete rainwater drain-off studies including engineering design plans for additional water treatment components to be submitted to the State of Arkansas by August 2000. The construction of the additional water treatment components is required to be completed by August 2001 and the El Dorado
     Plant has been mandated to be in compliance with final effluent limits on or before February 2002. The aforementioned compliance deadlines, however, are not scheduled to commence until after the State of Arkansas has issued a renewal permit establishing new, more restrictive effluent limits. Alternative methods for meeting these requirements are continuing to be examined by the Chemical Business. The Company believes, although there can be no assurance, that any such new effluent limits would not have a material adverse effect on the Company.
     The Wastewater Consent Order provides that the State of Arkansas will make every effort to issue the renewal permit by December 1, 1999. The State of Arkansas has delayed issuance of the permit. Because the Wastewater Consent Order provides that the compliance deadlines may be extended for circumstances beyond the reasonable control of the Company, and because the State of Arkansas has not yet issued the renewal permit, the Company does not believe that failure to meet the aforementioned compliance deadlines will present a material adverse impact. The State of Arkansas has been advised that the Company is seeking financing from Arkansas authorities for projects required to comply with the Wastewater Consent Order and the Company has requested that the permit be further delayed until financing arrangements can be made, which requests have been met to date. The wastewater program is currently expected to require future capital expenditures of approximately $10 million.
     Negotiations for securing financing are currently underway
     (Note 3 Liquidity and Management Plan). The Company believes, although there can be no assurance, that the renewal permit will continue to be delayed, and that financing can be secured under terms that will not have a material adverse effect on the Company.

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

14. Employee Benefit Plan

The Company sponsors a retirement plan under Section 401(k) of the Internal Revenue Code under which participation is available to substantially all full-time employees. The Company does not presently contribute to this plan.

15. Fair Value of Financial Instruments

The following discussion of fair values is not indicative of the overall fair value of the Company's balance sheet since the provisions of the SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," do not apply to all assets, including intangibles.

The following methods and assumptions were used by the Company in estimating its fair value of financial instruments:

     Borrowed Funds: Fair values for fixed rate borrowings, other than the Notes, are estimated using a discounted cash flow analysis that applies interest rates currently being offered on borrowings of similar amounts and terms to those currently outstanding. Carrying values for variable rate borrowings approximate their fair value. As of

     December 31, 1999 and 1998, carrying values of variable rate debt which aggregated $31.5 million and $26.2 million, respectively, approximate their estimated fair value. As of December 31, 1999 and 1998, carrying values of fixed rate debt which aggregated $126.6 million and $124.3 million, respectively, had estimated fair values of approximately $47.5 million and $124.6 million, respectively.

As of December 31, 1999, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximated their estimated fair value.

16. Inventory Write-down and Loss on Firm Purchase Commitment

During 1999, the Chemical Business had a firm uncancelable commitment to purchase anhydrous ammonia pursuant to the terms of a supply contract (Note 13 - Commitments and Contingencies, Purchase Commitments). At June 30, 1999, the date the Company recognized the provision for loss under the supply contract and wrote down the inventory, the purchase price the Chemical Business was required to pay for anhydrous ammonia under the contract, which was for a significant percentage of the Chemical
Business'  anhydrous  ammonia  requirements,  exceeded  and   was
expected  to continue to exceed the spot market prices throughout the purchase period. Additionally, the market for nitrate based products at that time was saturated with an excess supply of products caused, in part, by the import of Russian ammonium
nitrate and significantly   depressed  selling  prices  for   the
Company's products.  Due  to the decline in sales prices and  the cost to produce the nitrate products, including the cost of the anhydrous ammonium to be purchased under the contract, the costs of the Company's nitrate based products exceeded the anticipated future sales prices. As a result, provisions for losses on the firm purchase commitment aggregating $8.4 million were recorded
($7.5 million  in  second  quarter of 1999 and  $.9  million  in third quarter of 1999). At June 30, 1999, the Company's Chemical Business also wrote down the carrying value of certain nitrate-based inventories by approximately $1.6 million. At December 31, 1999, the accompanying balance sheet includes remaining accrued losses under the firm purchase commitment of $7.4 million ($1.8
million   of   which   is  classified  as  current   in   accrued
liabilities). Substantially all of the inventory written down was sold during 1999. Due to the pricing mechanism in the contract, it is reasonably possible that this loss provision estimate may change in the near term.

17. Segment Information

Factors   Used   By  Management  to  Identify  the   Enterprise's
Reportable Segments and Measurement of Segment Profit or Loss and
Segment Assets

LSB Industries, Inc. has three continuing reportable segments: the Chemical Business, Climate Control Business, and Industrial Products Business. The Company's reportable segments are based on business units that offer similar products and services. The reportable segments are each managed separately because they manufacture and distribute distinct products with different production processes.

The Company evaluates performance and allocates resources based on operating profit or loss. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Description of Each Reportable Segment

     Chemical

     This segment manufactures and sells fertilizer grade ammonium nitrate for the agriculture industry, explosive grade ammonium nitrate for the mining industry and concentrated, blended and mixed nitric acid for industrial applications. Production from the Company's primary manufacturing facility in El Dorado, Arkansas, for the year ended December 31, 1999 comprises approximately 72% of the chemical segment's sales. Sales to customers of this segment primarily include farmers in Texas and Arkansas, coal mining companies in Kentucky, Missouri and West Virginia and industrial users of acids in the South and East regions of the United States.

     The Chemical Business is subject to various federal, state and local environmental regulations. Although the Company has designed policies and procedures to help reduce or minimize the likelihood of significant chemical accidents and/or environmental contamination, there can be no assurances that the Company will not sustain a significant future operating loss related thereto.

     In   1999,   the  Chemical  Business  sold  its   Australian
     subsidiary   and   incurred  a  loss  upon  disposition   of
     $2.0 million. (See Note 5 - Business Disposed Of.)

     Further, the Company purchases substantial quantities of anhydrous ammonia for use in manufacturing its products. The pricing volatility of such raw material directly affects the operating profitability of the Chemical segment. (See Note 16 - Inventory Write-down and Loss on Firm Purchase Commitment.)

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

Credit, which is generally unsecured, is extended to customers based on an evaluation of the customer's financial condition and other factors. Credit losses are provided for in the financial statements based on historical experience and periodic assessment of outstanding accounts receivable, particularly those accounts which are past due. The Company's periodic assessment of accounts and credit loss provisions are based on the Company's best estimate of amounts which are not recoverable. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer bases, and their dispersion across many different industries and geographic areas. As of December 31, 1999 and 1998, the Company's accounts and notes receivable are shown net of allowance for doubtful accounts of $10.2 million and $10.4 million, respectively.

Information   about  the  Company's  continuing   operations   in
different industry segments for each of the three years in the period ended December 31, 1999 is detailed below.

                                         1999         1998
1997
                                                (In Thousands)
Net sales:
 Businesses continuing:
  Chemical                            $128,154      $125,757
$130,467
  Climate Control                      117,055       115,786
105,909
  Industrial Products                    9,027        14,315
15,572

____________________________________
                                       254,236       255,858
251,948

 Business disposed of - Chemical         7,461       14,184
26,482

____________________________________
                                      $261,697      $270,042
$278,430

====================================
Gross profit:
 Businesses continuing:
  Chemical                            $ 13,532      $ 18,570
$16,171
  Climate Control                       35,467        32,278
29,552
  Industrial Products                    1,757         3,731
3,776

____________________________________
                                      $ 50,756      $ 54,579
$49,499

====================================
Operating profit (loss):
 Businesses continuing:
  Chemical                            $  1,325      $  6,592    $
5,531
  Climate Control                        9,751        10,653
8,895
  Industrial Products                   (2,507)         (403)
(993)

____________________________________
                                         8,569        16,842
13,433

  Business disposed of - Chemical       (1,632)       (2,467)
(52)

____________________________________
                                         6,937        14,375
13,381

  General corporate expenses
    and other, net                      (8,449)       (9,891)
(9,931)
  Interest expense:
   Business disposed of                   (326)         (434)
(720)
   Businesses continuing               (15,115)      (14,504)
(11,435)
  Gain (loss) on businesses
   disposed of                          (1,971)       12,993
-
  Provision for loss on firm purchase
   commitments - Chemical               (8,439)            -
-
  Provision for impairment on
   long-lived assets                    (4,126)            -
-

____________________________________
Income (loss) from continuing
  operations before provision for
  income taxes and extraordinary
  charge                              $(31,489)      $ 2,539
$(8,705)

====================================

                                         1999         1998
1997
                                                 (In Thousands)
Depreciation of property, plant and
 equipment:
  Businesses continuing:
   Chemical                           $  7,102      $  7,019    $
6,238
   Climate Control                       1,901         1,602
1,544
   Industrial Products                      64           102
190
   Corporate assets and other              682           723
1,337
   Business disposed of - Chemical           -           973
344

_____________________________________
Total depreciation of property,
 plant and equipment                  $  9,749      $ 10,419    $
9,653

=====================================
Additions to property, plant and
 equipment:
  Businesses continuing:
   Chemical                           $  3,670      $  5,264    $
8,390
   Climate Control                       7,147         3,868
1,127
   Industrial Products                      25           130
109
   Corporate assets and other              130           293
17,528

_____________________________________
Total additions to property, plant
 and equipment                        $ 10,972      $  9,555   $
27,154

======================================
Total assets:
 Businesses continuing:
  Chemical                            $ 93,482      $107,780
$117,671
  Climate Control                       65,521        49,516
49,274
  Industrial Products                    8,203        11,662
9,929
  Corporate assets and other            21,429        22,137
32,894
 Business disposed of - Chemical             -        16,797
19,899
 Net assets of discontinued
  operations                                 -        15,358
14,933

______________________________________
Total assets                          $188,635      $223,250
$244,600

======================================

Revenues by industry segment include revenues from unaffiliated customers, as reported in the consolidated financial statements. Intersegment revenues, which are accounted for at transfer prices ranging from the cost of producing or acquiring the product or service to normal prices to unaffiliated customers, are not significant.

Gross profit by industry segment represents net sales less cost of sales. Operating profit by industry segment represents revenues less operating expenses. In computing operating profit from continuing operations, none of the following items have been added or deducted: general corporate expenses, income taxes, interest expense, provision for loss on firm purchase commitments, provision for impairment on long-lived assets, results from discontinued operations or businesses disposed of.

Identifiable assets by industry segment are those assets used in the operations of each industry. Corporate assets are those principally owned by the parent company or by subsidiaries not involved in the three identified industries.

Information about the Company's domestic and foreign operations from continuing operations for each of the three years in the period ended December 31, 1999 is detailed below:

        Geographic Region            1999      1998      1997
                                          (In Thousands)
Sales:
Businesses continuing:
 Domestic                           $250,625  $252,745  $250,306
 Foreign                               3,611     3,113     1,642
                                    ____________________________
                                     254,236   255,858   251,948

 Foreign business disposed of          7,461    14,184    26,482
                                    ____________________________
                                    $261,697  $270,042  $278,430
                                    ============================
Income (loss) from continuing
 operations before provision for
 income taxes and extraordinary
 charge:
  Businesses continuing:
   Domestic                         $(27,113)  $(8,223)  $(7,579)
   Foreign                              (447)      670      (354)
                                   ______________________________
                                     (27,560)   (7,553)   (7,933)

  Foreign business disposed of        (1,958)   (2,901)     (772)
  Gain (loss) on disposal of
   businesses                         (1,971)   12,993         -
                                   ______________________________
                                      (3,929)   10,092      (772)
                                   ______________________________
                                    $(31,489)  $ 2,539   $(8,705)
                                   ==============================

        Geographic Region            1999      1998      1997
                                          (In Thousands)
Long-lived assets:
 Businesses continuing:
  Domestic                         $83,811    $86,187   $102,160
  Foreign                                3          3      1,108
                                   ______________________________
                                    83,814     86,190    103,268

 Foreign business disposed of            -      4,665      6,046
                                   ______________________________
                                   $83,814    $90,855   $109,314
                                   ==============================

Revenues by geographic region include revenues from unaffiliated customers, as reported in the consolidated financial statements. Revenues earned from sales or transfers between affiliates in different geographic regions are shown as revenues of the transferring region and are eliminated in consolidation.

Revenues from unaffiliated customers include foreign export sales as follows:

         Geographic Area             1999      1998      1997
                                          (In Thousands)

Mexico and Central and South
 America                           $ 1,261    $   864  $  1,636
Canada                               6,125      7,852     5,144
Middle East                          4,431      5,114     6,163
Other                                4,816      5,031     6,815
                                   _____________________________
                                   $16,633    $18,861   $19,758
                                   =============================

                      LSB Industries, Inc.

                  Supplementary Financial Data

              Quarterly Financial Data (Unaudited)

            (In Thousands, Except Per Share Amounts)

                                             Three months ended
                                March 31   June 30   September 30
December 31

1999
Total revenues                  $59,837    $ 70,639   $62,382
$ 62,414
Gross profit on net sales       $14,018    $ 14,166   $11,242
$ 11,330
Net loss from continuing
 operations, including
 businesses disposed of         $(2,748)   $(11,720)  $(5,122)
$(12,056)
Net loss from discontinued
 operations                     $(1,062)   $ (1,369)  $(1,969)
$(13,721)
Net loss                        $(3,810)   $(13,089)  $(7,091)
$(25,777)
Net loss applicable to common
 stock                          $(4,626)   $(13,895)  $(7,894)
$(26,580)

Loss per common share:
 Basic and diluted:
  Net loss from continuing
   operations                   $  (.30)   $  (1.05)  $  (.51)
$  (1.09)
 Net loss from discontinued
   operations                   $  (.09)   $   (.12)  $  (.16)
$  (1.16)
 Net loss applicable to common
   stock                        $  (.39)   $  (1.17)  $  (.67)
$  (2.25)

1998
Total revenues                  $ 63,694    $ 73,495  $ 65,655
$ 54,304
Gross profit on net sales       $ 13,612    $ 17,561  $ 13,560
$  9,846
Net income (loss) from
 continuing operations,
 including businesses disposed
 of                             $ 10,741    $  2,039  $ (1,671)
$ (8,677)
Net loss from discontinued
 operations                     $ (1,463)   $   (618) $ (1,525)
$   (746)
Net income (loss)               $  9,278    $  1,421  $ (3,196)
$ (9,423)
Net income (loss) applicable
 to common stock                $  8,462    $    618  $ (3,999)
$(10,230)

Earnings (loss) per common
 share:
 Basic:
   Net income (loss) from
    continuing operations       $    .77    $    .10  $  (.20)
$   (.79)
   Net loss from discontinued
    operations                  $   (.11)   $   (.05) $  (.13)
$   (.06)
   Net income (loss) applicable
    to common stock             $    .66    $    .05  $  (.33)
$   (.85)

Diluted:
   Net income (loss) from
    continuing operations       $    .61    $    .10  $  (.20)
$   (.79)
   Net loss from discontinued
    operations                  $   (.08)   $   (.05) $  (.13)
$   (.06)
   Net income (loss) applicable
    to common stock             $    .53    $    .05  $  (.33)
$   (.85)


In the second quarter of 1999, the Company incurred a loss of $2.0 million on the disposal of its Australian subsidiary, TES.

The Company recorded provisions for losses on firm purchase commitments of $7.5 million and $.9 million in the second quarter and third quarter of 1999, respectively.

In the fourth quarter of 1999, the Company recorded a provision for impairment on long-lived assets of $4.1 million and accrued a loss provision on its investment in its Automotive Business of $10 million which has been presented as discontinued operations. As a result of the presentation of the Automotive Business as discontinued operations, the Quarterly Financial Data in the above table has been restated for all periods presented to exclude the revenues and gross profit of the Automotive Business.

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

                      LSB Industries, Inc.

         Schedule II - Valuation and Qualifying Accounts

          Years ended December 31, 1999, 1998 and 1997

                     (Dollars in Thousands)

                                           Additions
Deductions
                             Balance at   Charged to    Write-
offs/   Balance
                             Beginning    Costs and        Cost
at End
       Description            of Year      Expenses      Incurred
of Year


Accounts
 receivable-allowance for
 doubtful accounts (1):
  1999                        $2,085        $ 812        $1,184
$1,713

  1998                        $1,643        $ 971        $  529
$2,085

  1997                        $1,670        $ 625        $  652
$1,643


Inventory-reserve for slow-
 moving items (1):

  1999                        $  814        $ 695        $   59
$1,450

  1998                        $  602        $ 212        $    -
$  814

  1997                        $  602        $   -        $    -
$  602

Notes receivable-allowance
 for doubtful accounts (1):

  1999                        $6,502        $ 265        $   19
$6,748

  1998                        $5,157       $1,345        $    -
$6,502

  1997                        $4,064       $1,093        $    -
$5,157

Accrual for plant
 turnaround:

  1999                        $1,104       $1,421        $1,226
$1,299

  1998                        $1,263       $2,264        $2,423
$1,104

  1997                        $  382       $2,647        $1,766
$1,263

(1)Deducted in the balance sheet from the related assets to which the reserve applies.

Other valuation and qualifying accounts are detailed in the Company's notes to consolidated financial statements.


18.  Subsequent Events (Unaudited)

In late April 2000, the Company was informed that the Optioned Company discussed in Note 3 - Liquidity Management's Plan, had agreed to a delay in the closing of its sale to a third party (the "Acquirer"). This delay in closing is the result of the Optioned Company's pending receipt of a notice to proceed on an energy conservation installation project from a governmental entity. Based on the information disclosed to the Company by management of the Optioned Company, the notice to proceed is expected to be issued by the governmental entity in June 2000, at which time the Acquirer of the Optioned Company has indicated closing will occur. The Acquirer of the Optioned Company has confirmed to the Company its intent to proceed with the closing of this transaction. The Company has further been informed that the Board of Directors of the Acquirer has approved the acquisition of the Optioned Company, pending receipt of the notice to proceed. Accordingly, the Company's plan for 2000 continues to anticipate the collection of approximately $2.7 million upon the closing of the sale of the Optioned Company.

In April 2000, the Company repurchased Senior Notes with a face amount of $5 million for approximately $1.2 million. In connection with this transaction, the Company will recognize a gain of approximately $4.0 million in the second quarter of 2000. The Company is also in discussions with the holders of its Senior Notes, in an effort to restructure their terms and conditions. The Company does not intend to make the June 1, 2000 interest payment when due. Under the terms of the indenture governing the Senior Notes, the Company has a grace period of thirty (30) days, or until July 1, 2000, to make the interest payment or enter into satisfactory agreements with the holders of the Senior Notes before the Senior Notes are in default. The Company currently anticipates achieving satisfactory resolution of this matter.

On May 4, 2000, a subsidiary of the Company completed the sale of substantially all of the assets representing the Company's Automotive Products Business to DriveLine Technologies, Inc. ("DriveLine") for $8.7 million. The Company received two notes from DriveLine with principal amounts of $5.9 million and $2.8 million. The notes are secured by a second lien on all assets of the purchaser and it's subsidiaries. The notes, and any payments of principal and interest, are subordinated to DriveLine's primary lender under a subordination agreement. Upon meeting certain criteria of the subordination agreement, DriveLine is able to make payment of principal and interest to the Company; however, no principal payments are due under the terms of the notes until April 2002. The collection of any amounts under these notes is not presently determinable.

As discussed in Note 13 - Commitments and Contingencies and Note 16 - Inventory Writedown on Firm Purchase Commitment, the Company has a firm uncanceable commitment to purchase one of its raw materials, anhydrous ammonia, under a long-term supply contract. Due to the increased cost of the anhydrous ammonia under this contract and other factors,existing as of May 2000, the Company may be required to recognize an additional loss of approximately $1 million.