Form 10-Q
period 2000-03-31
LSB INDUSTRIES INC
filed 2000-06-07
CIK 60714

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

                            FORM 10-Q

[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

     For Quarterly period ended    March 31, 2000

OR

[ ]  TRANSITION  REPORT PURSUANT TO SECTION 13 OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

           For The transition period from to______________

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                        YES         NO  X


The number of shares outstanding of the Registrant's voting
Common Stock, as of May 31, 2000 was 11,877,411 shares excluding
3,285,957 shares held as treasury stock.


                             PART I

                      FINANCIAL INFORMATION


Company  or  group of companies for which report is  filed:   LSB
Industries, Inc. and all of its wholly owned subsidiaries.

The accompanying condensed consolidated balance sheet of LSB Industries, Inc. at March 31, 2000, and the condensed consolidated  statements of operations and  cash  flows  for  the three month periods ended March 31, 2000 and 1999 have been subjected to a review, in accordance with standards established by the American Institute of Certified Public Accountants, by Ernst & Young LLP, independent auditors, whose report with respect thereto appears elsewhere in this Form 10-Q. The financial statements mentioned above are unaudited and reflect all adjustments, consisting only of adjustments of a normal recurring nature, except for the loss provision recognized on firm raw material purchase commitments as discussed in Note 12 to the Condensed Consolidated Financial Statements, which are, in the opinion of management, necessary for a fair presentation of the interim periods. The results of operations for the three months ended March 31, 2000, are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet at December 31, 1999 was derived from audited financial statements as of that date. Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, for an expanded discussion of the Company's financial disclosures and accounting policies.

                      LSB Industries, Inc.
        Condensed Consolidated Balance Sheets (Note 11)
          (Information at March 31, 2000 is unaudited)
                 (Dollars in thousands)

                                   March 31,   December 31,
ASSETS                               2000         1999

Current assets:

 Cash and cash equivalents          $   3,242   $   3,130
 Trade accounts receivable, net        48,052      44,549

 Inventories:
   Finished goods                      15,271      15,983
   Work in process                      6,782       5,503
   Raw materials                       10,859       8,994
                                    ----------------------
    Total inventory                    32,912      30,480

 Supplies and prepaid items             5,537       4,617
                                    -----------------------

  Total current assets                 89,743      82,776

Property, plant and equipment,
   net                                 82,405      83,814

Other assets, net                      21,366      22,045
                                    -----------------------

                                    $ 193,514   $ 188,635
                                    =======================
                  (Continued on following page)

                   LSB Industries, Inc.
          Condensed Consolidated Balance Sheets (Note 11)
           (Information at March 31, 2000 is unaudited)
                 (Dollars in thousands)

                                         March 31,   December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY        2000        1999

Current liabilities:
  Drafts payable                         $     254    $     360
  Accounts payable                          21,797       18,791
  Accrued liabilities                       21,811       18,563

  Current portion of long-term debt
   (Note 6)                                 33,132       33,359
                                        ------------------------
    Total current liabilities               76,994       71,073

Long-term debt (Note 6)                    123,810      124,713
Accrued losses on firm purchase
   commitments and other noncurrent
   liabilities (Note 12)                     6,487        6,883

Commitments and Contingencies (Note 5)           -            -

Redeemable, noncumulative convertible
  preferred stock, $100 par value;
  1,462 shares issued and outstanding          139          139

Stockholders' equity (Notes 2, 3, 5 and 7):
  Series B 12% cumulative, convertible
   preferred stock, $100 par value;
   20,000 shares issued and outstanding       2,000        2,000
  Series 2 $3.25 convertible,
   exchangeable Class C preferred
   stock, $50 stated value; 907,525
   shares issued in 2000 (920,000 in 1999)   45,376       46,000
  Common stock, $.10 per value
    75,000,000 shares authorized,
    15,162,719 shares issued in 2000
    (15,108,716 in 1999)                      1,516        1,511
  Capital in excess of par value             39,896       39,277
  Accumulated deficit                       (86,423)     (86,675)
                                          ------------------------
                                              2,365        2,113
Less treasury stock, at cost:
  Series 2 Preferred, 5,000 shares              200          200
  Common stock, 3,285,957 shares             16,081       16,086
                                          ------------------------
Total stockholders' deficit                 (13,916)     (14,173)
                                          ------------------------
                                          $ 193,514    $ 188,635
                                          =======================

                    (See accompanying notes)

                     LSB Industries, Inc.
          Condensed Consolidated Statements of Operations
                          (Unaudited)
             Three Months Ended March 31, 2000 and 1999
            (Dollars in thousands, except per share amounts)

                                               2000       1999
Businesses continuing at March 31,:

Revenues:
  Net sales                                 $  69,621   $  60,084
  Other income                                  1,262         440
                                           -----------------------
                                               70,883      60,524
 Costs and expenses:
  Cost of sales                                53,691      46,066
  Selling, general and administrative          11,649      11,909
  Interest                                      4,082       3,589
  Provision for loss on firm purchase
   commitments (Note 12)                          975           -
  Other expenses                                  234         688
                                           -----------------------
                                               70,631      62,252
                                           -----------------------
  Income (loss) from continuing operations
      before business disposed of and
      provision for income taxes                  252      (1,728)

Business disposed of (Note 9):
  Revenues                                          -       2,868
  Operating costs, expenses and interest            -       3,838
                                          ------------------------
                                                    -        (970)
Income (loss) from continuing operations
  before provision for income taxes               252      (2,698)

Provision for income taxes                          -          50
                                          ------------------------

Income (loss) from continuing operations          252      (2,748)

Net loss from discontinued operations (Note 10)     -      (1,062)
                                          -------------------------

Net income (loss)                            $    252    $ (3,810)
                                          =========================

Net loss applicable to common stock (Note 2) $   (543)   $ (4,626)
                                          =========================

Weighted average common shares (Note 2):
  Basic and Diluted                        11,851,983  11,880,625

Loss per common share (Note 2):
  Basic and diluted:
  Net loss from continuing operations        $   (.05)   $  (.30)
  Net loss from discontinued operations             -       (.09)
                                          ------------------------
  Net loss applicable to common stock        $   (.05)   $  (.39)
                                          ========================

                    (See accompanying notes)

                    LSB Industries, Inc.
      Condensed Consolidated Statements of Cash Flows
                         (Unaudited)
        Three Months Ended March 31, 2000 and 1999
                    (Dollars in thousands)

                                                  2000       1999
Cash flows from operating activities:
 Net income (loss)                              $    252    $ (3,810)
Adjustments to reconcile net income (loss) to
 cash flows provided(used) by continuing
 operations:
    Net loss from discontinued operations              -       1,062
   Depreciation, depletion and amortization:
    Property, plant and equipment                  1,974       2,512
    Other                                            266         318
    Provision for possible losses on
     receivables and other assets                    174         390
   Loss on sale of assets                              -         (22)
   Realization of loss on firm purchase
    commitments, net of provision of $975 in
    2000                                            (396)          -
   Cash provided (used) by changes in assets
    and liabilities, (net of effects of
    discontinued operations):
      Trade accounts receivable                   (3,508)     (3,825)
      Inventories                                 (1,717)     (1,244)
      Supplies and prepaid items                     533      (1,590)
      Accounts payable                             1,553      (1,441)
      Accrued liabilities                          2,558       2,481
                                                 ---------------------
Net cash provided (used) by continuing
 operating activities                              1,689     (5,169)

Cash flows from investing activities:
    Capital expenditures                          (1,798)    (2,190)
    Principal payments on loans receivable             -        135
    Proceeds from sale of equipment                   76          -
    Decrease in other assets                       1,376      1,801
                                                 ---------------------

Net cash used by investing activities               (346)      (254)

Cash flows from financing activities:
    Proceeds from long-term and other debt         2,308          -
    Payments on long-term and other debt          (1,802)      (730)
    Net change in revolving debt facilities       (1,631)    10,022
    Net change in drafts payable                    (106)      (134)
    Dividends paid on Preferred Stocks
     (Note 3)                                          -       (816)
    Purchases of treasury stock (Note 3)               -       (206)
                                                 ---------------------

Net cash provided (used) by financing
 activities                                       (1,231)     8,136
Net cash used in discontinued operations               -     (3,225)
                                                -----------------------
Net increase (decrease) in cash and
 cash equivalents                                    112       (512)

Cash and cash equivalents at beginning of
 period                                            3,130      1,459
                                               ------------------------

Cash and cash equivalents at end of period      $  3,242   $    947
                                               ========================

                    (See accompanying notes)

                    LSB Industries, Inc.
       Notes to Condensed Consolidated Financial Statements
                          (Unaudited)
            Three Months Ended March 31, 2000 and 1999

Note 1:  Income Taxes      At December 31, 1999, the Company  had
regular tax net operating loss ("NOL") carry-forwards for tax purposes of approximately $75.0 million (approximately $40.0 million alternative minimum tax NOLs). Certain amounts of regular-tax NOL expire beginning in 2000.

Note  2:  Loss Per Share  Net loss applicable to common stock  is computed by adjusting net income or (loss) by the amount of preferred stock dividends. Basic loss per common share is based upon net loss applicable to common stock and the weighted average number of common shares outstanding during each period. Diluted income per share, if applicable, is based on the weighted average number of common shares and dilutive common equivalent shares outstanding, if any, and the assumed conversion of dilutive convertible securities outstanding, if any, after appropriate adjustment for interest, net of related income tax effects on convertible notes payable, as applicable. All potentially dilutive securities were antidilutive for all periods presented.

For the three months ended March 31, 2000, the Company's Board of Directors did not declare and pay the regular quarterly dividend of $.8125  (or $735,170) on the Company's Series 2 $3.25
Convertible  Class C preferred stock.  Dividends  in  arrears  at
March  31,  2000,  amounted to approximately  $2.2  million.   In
addition, the Company's Board of Directors did not declare and pay the January 1, 2000 regular dividend on the Company's Series
B 12% Convertible, Cumulative Preferred Stock. Dividends in arrears at March 31, 2000, related to the Company's Series B 12% Convertible, Cumulative Preferred Stock, amounted to approximately $.1 million.

The following table sets forth the computation of basic and diluted loss per share:

         (Dollars in thousands, except per share amounts)

                                       March 31,

                                    2000        1999
Numerator:
  Net income (loss)                $    252   $ (3,810)
  Preferred stock dividend
   requirements                        (795)      (816)
                                  ----------------------
  Numerator for basic and
   diluted loss per share - loss
   available to common
   stockholders                    $   (543)  $ (4,626)
                                  ======================

Denominator:
  Denominator for basic and diluted
   loss per share - weighted-
   average share                 11,851,983  11,880,625
                                 =======================

Basic and diluted loss per
  share                            $   (.05)   $   (.39)
                                 =======================

                     LSB Industries, Inc.
        Notes to Condensed Consolidated Financial Statements
                          (Unaudited)
            Three Months Ended March 31, 2000 and 1999

Note 3: Stockholders' Equity
The table below provides detail of activity in the stockholders' equity accounts for the three months ended March 31, 2000:

                          Common Stock     Non-    Capital in   Accumulated  Treasury  Treasury   Total
                                        redeemable  excess of     deficit     Stock-   Stock
                                  Par   Preferred   par value                 Common   Preferred
                          Shares  Value    Stock
                                                   (in thousands)
  Balance at December 31, 15,109 $1,511  $48,000     $39,277     $(86,675)  $(16,086)  $  (200)   $(14,173)

  Net income                   -      -        -           -          252          -         -         252

  Conversion of 12,475
    shares of
    non-redeemable
    preferred stock
    to common stock           54      5     (624)        619            -          -         -           -

  Exchange of 4,000
    shares of
    common stock held in
    treasury for Board of
    Director fees             -       -        -           -            -          5         -           5
                        -----------------------------------------------------------------------------------
                             (1)
  Balance at March 31,   15,163 $ 1,516   $47,376    $ 39,896    $(86,423)  $(16,081)  $  (200)  $ (13,916)
  2000                 ====================================================================================

(1) Includes 3,286 shares of the Company's Common Stock held in treasury. Excluding the 3,286 shares held in treasury, the outstanding shares of the Company's Common Stock at March 31, 2000 were 11,877.

                            LSB Industries, Inc.
        Notes to Condensed Consolidated Financial Statements
                                (Unaudited)
           Three Months Ended March 31, 2000 and 1999

Note 4: Segment Information

                                             Three Months Ended
                                                  March 31,
                                               2000      1999
                                               (in thousands)
Net sales:
 Businesses continuing:
   Chemical                                  $ 35,067   $ 30,745
   Climate Control                             31,630     26,699
   Industrial Products (1)                      2,924      2,640
                                            ---------------------
                                               69,621     60,084

Business disposed of - Chemical                     -      2,868
                                            ---------------------
                                             $ 69,621   $ 62,952
                                            =====================
Operating profit (loss):
 Businesses continuing:
   Chemical                                  $  3,364   $  1,446
   Climate Control                              2,686      2,707
   Industrial Products                            317       (411)
                                            ---------------------
                                                6,367      3,742

 Business disposed of - Chemical                    -       (845)
                                           ----------------------
                                                6,367      2,897

General corporate expenses and other income
 or expenses, net                              (1,058)    (1,881)
Interest expense:
   Business disposed of                             -       (125)
   Businesses continuing                       (4,082)    (3,589)
Provision for loss on firm purchase
  commitments - Chemical                         (975)         -
                                          ----------------------

Income (loss) from continuing operations
before provision for income taxes            $    252   $ (2,698)
                                          =======================

(1) Excludes intersegment sales to Climate Control of $494,000 in 2000 ($149,000 in 1999).

                             LSB INDUSTRIES, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
                 Three Months Ended March 31, 2000 and 1999

Note 5: Commitments and Contingencies

Debt and Performance Guarantee

    On October 17, 1997, Prime Financial Corporation ("Prime"), a subsidiary of the Company, borrowed from SBL Corporation, a corporation wholly owned by the spouse and children of Jack E. Golsen, Chairman of the Board and President of the Company, the principal amount of $3,000,000 (the "Prime Loan") on an unsecured basis and payable on demand, with interest payable monthly in arrears at a variable interest rate equal to the Wall Street
Journal Prime Rate plus 2% per annum. The purpose of the loan was to assist the Company by providing additional liquidity. The Company has guaranteed the Prime Loan. During 1999, $150,000 in principal and $280,000 in interest was paid on this Prime Loan, and as of March 31, 2000, the unpaid principal balance on the Prime Loan was $1,950,000. In February 2000, the Company borrowed approximately $500,000 under its key man life insurance policies, and used such proceeds to reduce the principal amount due SBL. In April, 2000, at the request of Prime and the Company, SBL agreed to modify the demand note to make such a term note with a maturity date no earlier than April 1, 2001, unless the Company receives cash proceeds in connection with either (i) the sale or other disposition of KAC Acquisition Corp. and/or Kestrel Aircraft, and/or (ii) the repayment of loans by Co-Energy Group and affiliates, and/or the repayment of amounts in connection with the stock option agreement with the shareholders of Co-Energy Group, and/or (iii) some other source that is not in the Company's projections for the year 2000. From April 1, 2000 until no sooner than April 1, 2001, any demand for repayment of principal under the Prime Loan shall not exceed $1,000,000 from proceeds realized on item (ii) and $950,000 from proceeds realized on items (i) and (iii) discussed above.

   In order to make the Prime Loan to Prime, SBL and certain of its affiliates borrowed the $3,000,000 from a bank (collectively "SBL Borrowings"), and as part of the collateral pledged by SBL to the bank in connection with such loan, SBL pledged, among other things, its note from Prime. In order to obtain SBL's agreement as provided above, and for other reasons, effective April 21, 2000, a subsidiary of the Company guaranteed on a limited basis the obligations of SBL and its affiliates relating to the unpaid principal amount due to the bank in connection with the SBL Borrowings, and, in order to secure its obligations under the guarantees pledged to the bank 1,973,461 shares of the Company's Common Stock that it holds as treasury stock. Under the limited guaranty, the Company's subsidiary's liability is limited to the value, from time to time, of the Common Stock of the Company pledged to secure obligations under its guarantees to the bank relating to the SBL Borrowings. As of April 15, 2000, the outstanding principal balance due to the bank from SBL as a result of such loan was $1,950,000.

                          LSB INDUSTRIES, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)
              Three Months Ended March 31, 2000 and 1999
Legal Matters

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

     No legal action has yet been filed. The amount of the Company's cost associated with the cleanup of the site is unknown due to continuing changes in the estimated total cost of cleanup of the site and the percentage of the total waste which was alleged to have been contributed to the site by the Company. As of March 31, 2000, the Company has accrued an amount based on a preliminary settlement proposal by the alleged potential responsible parties; however, there is no assurance such proposal will be accepted. Such amount is not material to the Company's financial position or results of operations. This estimate is subject to material change in the near term as additional information is obtained. The subsidiary's insurance carriers have been notified of this matter; however, the amount of possible coverage, if any, is not yet determinable.

     This liability was assumed as of May 4, 2000, by the purchaser of the Automotive Business. In connection with such assumption, certain of the Company's subsidiaries received an indemnification by the purchaser of the Automotive business.

                           LSB INDUSTRIES, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)
                Three Months Ended March 31, 2000 and 1999

B.   Arch  Minerals  Corporation, et al. v. ICI  Explosives  USA,
     Inc., et al. On May 24, 1996, the plaintiffs filed this civil cause of action against EDC and five other unrelated commercial explosives manufacturers alleging that the defendants allegedly violated certain federal and state antitrust laws in connection with alleged price fixing of certain explosive products. This cause of action is pending in the United States District Court, Southern District of Indiana. The plaintiffs are suing for an unspecified amount of damages, which, pursuant to statute, plaintiffs are seeking be trebled, together with costs. Plaintiffs are also seeking a permanent injunction enjoining defendants from further alleged anti-competitive activities. Based on the information presently available to EDC, EDC does not believe that EDC conspired with any party, including, but not limited to, the five other defendants, to fix prices in connection with the sale of commercial explosives. This action has been consolidated, for discovery purposes only, with several other actions in a multi-district litigation proceeding in Utah. Discovery in this litigation is in process. EDC intends to vigorously defend itself in this matter. See "Special Note Regarding Forward-Looking Statements."

C. ASARCO v. ICI, et al. The U. S. District Court for the Eastern District of Missouri has granted ASARCO and other plaintiffs in a lawsuit originally brought against various commercial explosives manufacturers in Missouri, and consolidated with other lawsuits in Utah, leave to add EDC as a defendant in that lawsuit. This lawsuit alleges a national conspiracy, as well as a regional conspiracy, directed against explosive customers in Missouri and seeks unspecified damages. EDC has been included in this lawsuit because it sold products to customers in Missouri during a time in which other defendants have admitted to participating in an antitrust conspiracy, and because it has been sued in the Arch case discussed above. Based on the information presently available to EDC, EDC does not believe that EDC conspired with any party, to fix prices in connection with the sale of commercial explosives. EDC intends to vigorously defend itself in this matter. See "Special Note Regarding Forward-Looking Statements."

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

Other

LSB and, thus, the Company has retained certain risks associated with its operations, choosing to self-insure up to various specified amounts under its automobile, workers' compensation, health and general liability programs. LSB reviews such programs on at least an annual basis to balance the cost-benefit between its coverage and retained exposure.

                         LSB INDUSTRIES, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)
              Three Months Ended March 31, 2000 and 1999

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

In April 2000, ClimaChem  repurchased $5.0 million of the Notes for
approximately $1.2 million. In connection with this   transaction,
the  Company  will  recognize a gain   of approximately $4.0 million
in the second quarter of 2000. The Company is also in discussions with the holders of its Senior Notes, in an effort to restructure their terms and conditions. The Company did not make the June 1, 2000 interest payment when due. Under the terms of the indenture governing the Senior Notes, the Company has a grace period of thirty
(30) days to make the interest payment or enter into satisfactory agreement with the holders of the Senior Notes before the Senior Notes are in default. The Company currently anticipates achieving satisfactory resolution of this matter.

ClimaChem owns substantially all of the companies comprising the Company's Chemical and Climate Control Businesses. ClimaChem is a holding company with no assets other than the notes and accounts receivable from the Company and the Notes origination fees which have a net book value of $3.2 million at March 31,
2000 ($3.3 million at December 31, 1999) or material operations other than its investments in its subsidiaries, and each of its
subsidiaries   is  wholly  owned,  directly  or  indirectly,   by
ClimaChem. ClimaChem's payment obligations under the Notes are fully, unconditionally and joint and severally guaranteed by all of the existing subsidiaries of ClimaChem (the "Guarantors"), except for one subsidiary, El Dorado Nitrogen Company ("EDNC"). Separate financial statements and other disclosures concerning the guarantors are not presented herein because management has determined they are not material to investors.

Summarized consolidated unaudited balance sheet information of ClimaChem and its subsidiaries as of March 31, 2000 and December
31, 1999 and the results of operations for the three month periods ended March 31, 2000 and 1999 are detailed below.

                        LSB INDUSTRIES, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
             Three Months Ended March 31, 2000 and 1999

                                       March 31,    December 31,
                                         2000          1999
                                           (in thousands)
Balance sheet data:
Cash                                  $    2,641    $    2,673

Trade accounts receivable, net            44,679        41,934

Inventories:
  Finished goods                          10,792        11,275
  Work in process                          6,782         5,503
  Raw material                            11,373         8,994
                                      --------------------------
    Total inventory                       28,947        25,772

Supplies and prepaid items                 5,236         4,314
Due from LSB and affiliates, net (1)       2,382         1,758
                                      --------------------------

Total current assets                      83,885        76,451

Property, plant and equipment, net        74,800        75,667

Notes and interest receivable from
 LSB and  affiliates (1)                  14,008        13,948

Other assets, net                         17,809        18,012
                                      -------------------------

Total assets                           $ 190,502     $ 184,078
                                      =========================

Accounts payable                       $  19,918     $  16,312
Accrued liabilities                       17,428        13,791
Current portion of long-term debt         27,749        29,644
                                      -------------------------

Total current liabilities                 65,095        59,747

Long-term debt                           114,311       112,544

Accrued losses on firm purchase
 commitments                               5,256         5,652

Stockholders' equity                       5,840         6,135
                                      --------------------------

Total liabilities and stockholders'
 equity                                $ 190,502     $ 184,078
                                      ==========================

                       LSB INDUSTRIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
             Three Months Ended March 31, 2000 and 1999


                                      Three Months Ended
                                           March 31,
                                       2000        1999
                                        (in thousands)
Operations data:
Total revenues                      $   67,438    $  60,291

Costs and expenses:

  Cost of sales                         52,154       47,171

  Selling, general and
   administrative                       10,914       10,603

  Interest                               3,690        3,618

  Provision for loss on firm
   purchase commitments                    975           -
                                    -------------------------
                                        67,733       61,392
                                    -------------------------

Loss before provision for
 income taxes                             (295)      (1,101)

Provision for income taxes                   -           50
                                     -----------------------

Net loss                             $    (295)    $  (1,151)
                                     ========================


     (1) Notes and other receivables from LSB and affiliates are eliminated when consolidated with LSB.

In  December  1994,  the  Company, certain  subsidiaries  of  the
Company (the "Borrowing Group") and a bank entered into a  series of six asset-based revolving credit facilities which provided for an  initial term of three years.  The agreement has been  amended at  various  dates since 1994 with the latest being  executed  on
March  1,  2000.  In May 1999, the agreement was amended to exclude
the Automotive Products Business from the Borrowing Group.   The
amended agreement provides  for  a  $50.0 million   revolving
credit  facility  (the  "Revolving   Credit Facility")  with separate
loan agreements (the "Loan Agreement"), for ClimaChem and its subsidiaries. Under the Revolving Credit Facility, certain conditions exist which restrict  intercompany transfers  of amounts
borrowed between subsidiaries.   Borrowings under  the  Revolving
Credit Facility bear  an  annual  rate  of interest at a floating rate based on the lender's prime rate plus 1.5% per annum or, at the Company's option, on the lender's LIBOR rate plus 3.875% per annum.
The outstanding borrowings under the Revolving Credit Facility of $25.8 million at March 31, 2000 are classified as long-term debt due within one year. As of March 31, 2000, the Borrowing Group, excluding the Automotive Products Business and the "Permanent Reserve" discussed below, had availability of $13.9 million. The agreement will terminate on December 31, 2000 unless the parties to the Revolving Credit
Facility  agree on acceptable financial covenants for the  fiscal
year  beginning January 2001 on or before October 1,  2000.   The
Loan  Agreements  also  require a  "permanent  reserve"  of  $5.0
million  which can reduce the borrowing availability.   The  Company
may  terminate the Revolving Credit Facility prior  to  maturity;
however, should the Company do so, it would be required to pay a termination fee of $500,000. The effective interest rate at March 31, 2000 was 10.5%.

                       LSB INDUSTRIES, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
              Three Months Ended March 31, 2000 and 1999

Note 7: Change in Accounting In June, 1998, the Financial Accounting Standards Board issued Statement No. 133 ("SFAS #133"), Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 2000. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt this statement on January 1, 2001. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that do not qualify or are not designated as hedges must be adjusted to fair value through operations. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what all of the effects of SFAS #133 will be on the earnings and financial position of the Company; however, the Company expects that the deferred charges associated with the interest rate forward agreement discussed in Note 5, "Nitric Acid Project," will be accounted for as a cash flow hedge upon adoption of SFAS #133, with the effective portion of the hedge being classified in equity in accumulated other comprehensive income or loss. The amount included in accumulated other comprehensive income or loss will be amortized to income over the initial term of the leveraged lease.

Note 8: Comprehensive Income The Company presents comprehensive income in accordance with Financial Accounting Standard No. 130 "Reporting Comprehensive Income" ("SFAS 130"). The provisions of SFAS 130 require the Company to classify items of other comprehensive income in the financial statements and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid in capital in the equity section of the balance sheet. Other comprehensive income for the three-month periods ended March 31, 2000 and 1999 is detailed below.

                                 Three Months
                                Ended March 31,
                                2000       1999
                                (in thousands)

Net income(loss)               $    252 $ (3,810)
Foreign currency
 translation income                  -      (222)
                              --------------------
Total comprehensive income
 (loss)                        $    252 $ (3,588)
                              =====================

                       LSB INDUSTRIES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
           Three Months Ended March 31, 2000 and 1999

Note  9:  Businesses Disposed of   On August 2, 1999, the Company
sold substantially all the assets of its wholly owned subsidiary, Total Energy Systems Limited and its subsidiaries ("TES"), of the Chemical Business.

The loss associated with the disposition was $2.0 million and was comprised of disposition costs of approximately $.3 million, the recognition in earnings of the cumulative foreign currency loss of approximately $1.1 million and approximately $.6 million related to the resolution of certain environmental matters.

Note 10: Discontinued Operations On April 5, 2000, the Board of Directors approved a plan of disposal of the Company's Automotive Products Business to allow the Company to focus its efforts and financial resources on its core businesses, Chemical and Climate Control. Accordingly, the Automotive Business has been presented in the accompanying consolidated financial statements as a discontinued operation. The Company concluded the sale of the Automotive Products Business on May 4, 2000. (As of March 31, 2000, the Company has accrued anticipated operating loss through the date of disposal of approximately $.5 million.) The terms of the sale of the Automotive Products Business calls for no payments of principal on the notes to the Company of approximately $8.7 million for the first two years following closing, and future receipts are entirely dependent upon the buyers' ability to make the business profitable. Accordingly the Company has fully reserved its investment in the net assets (i.e., note receivable from buyer) as of December 31, 1999 and March 31, 2000. The Company remains a guarantor on certain equipment notes of the Automotive Products Business which had outstanding indebtedness of approximately $4.5 million as of March 31, 2000 and on its revolving credit agreement in the amount of $1.0 million (for which the Company has posted a letter of credit as of March 31, 2000). The loss on disposal does not include the loss, if any, which may result if the Company is required to perform on its guarantees described above. Net assets of discontinued operations are as follows:

                                      March 31,    December 31,
                                        2000          1999
                                          (in thousands)

Accounts receivable, net              $   4,888     $   4,852
Inventories                              15,222        15,178
Other current assets                        320           502
                                      ------------------------
        Total current assets             20,430        20,532

Property and equipment, net               7,197         7,439
Other assets                              4,616         2,138
                                      ------------------------
      Total noncurrent assets            11,813         9,577

Accounts payable and accrued
 liabilities                             (5,261)      (3,714)
Current portion of long-term debt       (11,592)     (12,096)
Accrued loss through estimated
 disposal  date and other current
 liabilities                               (545)      (2,289)
                                      ------------------------
     Total current liabilities          (17,398)     (18,099)

Long-term debt due after one year        (6,950)      (4,115)
                                      ------------------------
                                          7,895        7,895
Valuation allowance                      (7,895)      (7,895)
                                      ------------------------
Net assets of discontinued
 operations                           $       -     $      -
                                      ========================

                       LSB INDUSTRIES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
           Three Months Ended March 31, 2000 and 1999


Operating results of the discontinued operations for the three months ended March 31, 1999 are as follows:

                                                 1999
                                             (in thousands)

     Revenues                                  $  10,142

     Cost of sales                                 8,009
     Selling, general and
      administrative                               2,417
     Interest                                        778
                                               -------------
     Loss from discontinued
      operations                                $ (1,062)
                                               =============

Revenues of the Automotive Products Business which have been excluded from revenues in the accompanying Condensed Consolidated
Statement of Operations for the three months ended March 31, 2000 aggregated $7.0 million.

Note:  11   Liquidity and Management's Plan   The  Company  is  a
diversified holding company and, as a result, it is dependent on credit agreements and its ability to obtain funds from its subsidiaries in order to pay its debts and obligations.

The Company's wholly-owned subsidiary, ClimaChem, Inc. ("ClimaChem"), through its subsidiaries, owns substantially all of the Company's Chemical and Climate Control Businesses. ClimaChem and its subsidiaries are dependent on credit agreements with lenders and internally generated cash flow in order to fund their operations and pay their debts and obligations.

As of March 31, 2000, the Company and certain of its subsidiaries, including ClimaChem, are parties to a working capital line of credit evidenced by two separate loan agreements ("Agreements") with a lender ("Lender") collateralized by receivables, inventories and proprietary rights of the parties to the Agreements. The Agreements have been amended from time to time since inception to accommodate changes in business conditions and financial results. This working capital line of credit is a primary source of liquidity for the Company and ClimaChem.

The Agreements, as amended, required the Company and ClimaChem to maintain certain financial ratios and contain other financial covenants, including capital expenditure limitations. In 1999, the Company's financial covenants were not required to be met so long as the Company and its subsidiaries, including ClimaChem, that are parties to the Agreements, maintained a minimum aggregate availability under the Revolving Credit Facility of $15.0 million. When the availability dropped below $15.0 million for three consecutive business days, the Company and ClimaChem were required to maintain the financial ratios discussed above and tangible net worth requirements. Due to an interest payment of $5.6 million made by ClimaChem on December 30, 1999, relating to ClimaChem's outstanding $105 million Senior Unsecured Notes, the availability dropped below the minimum aggregate availability level required on January 1, 2000. Because the Company and ClimaChem could not meet the financial ratios required by the Agreements, the Company and ClimaChem entered into a forbearance agreement with the Lender effective January 1, 2000. The forbearance agreement waived the financial covenant requirements for a period of sixty (60) days.

                      LSB INDUSTRIES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)
            Three Months Ended March 31, 2000 and 1999

Prior to the expiration of the forbearance agreement, the Agreements were amended, to provide for total direct borrowings of $50.0 million including the issuance of letters of credit. The maximum borrowing ability under the newly amended Agreements is the lesser of $50.0 million or the borrowing availability calculated using advance rates and eligible collateral less $5.0 million. The amendment increased the interest rates on outstanding borrowings from the Lender's prime rate plus .5% per annum to the Lender's prime rate plus 1.5% per annum. Under the Company's LIBOR interest rate option, the interest rate increased to the Lender's LIBOR rate plus 3.875% per annum, from 2.875%. The term of the Agreements is through December 31, 2000, and is renewable thereafter for successive thirteen-month terms if, by October 1, 2000, the Company and Lender shall have determined new financial covenants for the calendar year beginning in January 2001.

As of March 31, 2000 the Company, exclusive of ClimaChem, and ClimaChem have a borrowing availability under their existing revolver of $.3 million, and $13.6 million, respectively, or $13.9 million in the aggregate and the effective interest rate was 10.5%. Borrowings under the Revolver outstanding at March 31, 2000, were $25.8 million. The annual interest on the outstanding  debt under the Revolver at March 31,  2000,  at  the rates then in effect would approximate $2.7 million. The Agreements also restrict the flow of funds, except under certain conditions, to subsidiaries of the Company that are not parties to the Agreement.

In addition to the credit facilities discussed above, as of March 31, 2000, ClimaChem's wholly-owned subsidiary, DSN Corporation ("DSN"), is a party to three loan agreements with a financial company (the "Financing Company") for three projects. At March 31, 2000, DSN had outstanding borrowings of $7.5 million under these loans. The loans have repayment schedules of principal and interest through maturity in 2002. The interest rate on each of the loans is fixed and range from 8.2% to 8.9%. Annual interest, for the three notes as a whole, at March 31, 2000 at the agreed to interest rates would approximate $.7 million. The loans are secured by the various DSN property and equipment. The loan agreements require the Company to maintain certain financial ratios, including tangible net worth requirements. In March 2000, DSN obtained a waiver from the Financing Company of the financial covenants through April 1, 2001.

ClimaChem  is restricted as to the funds that it may transfer  to
the   Company   under  the  terms  contained  in   an   Indenture
("Indenture")  covering  the Senior  Unsecured  Notes  issued  by
ClimaChem.   Under  the terms of the Indenture, ClimaChem  cannot
transfer funds to the Company, except for (i) the amount of income taxes that they would be required to pay if they were not consolidated with the Company (the "Tax Sharing Agreement"), (ii) an amount not to exceed fifty percent (50%) of ClimaChem's cumulative net income from January 1, 1998 through the end of the period for which the calculation is made for the purpose of proposing a dividend payment, and (iii) the amount of direct and indirect costs and expenses incurred by the Company on behalf of ClimaChem and ClimaChem's subsidiaries pursuant to a certain services agreement and a certain Management Agreement to which the companies are parties. ClimaChem sustained a net loss of $19.2 million in the calendar year 1999, and

                     LSB INDUSTRIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (Unaudited)
            Three Months Ended March 31, 2000 and 1999

$.3   million  for  the  three  months  ended  March  31,   2000.
Accordingly, no amounts were paid to the Company by ClimaChem under the Tax Sharing Agreement, nor under the Management Agreement during 1999. For the three months ended March 31, 2000, ClimaChem was required to pay the Company $450,000 under the Management Agreement inasmuch as earnings before interest, income taxes, depreciation and amortization (" EBITDA") exceeded $6.5 million for the period. There are no assurances that such amount will be earned in future quarters or that this amount earned in the first quarter of 2000 will not be required to be repaid in subsequent periods. Due to these limitations, the Company and its non-ClimaChem subsidiaries have limited resources to satisfy their obligations.

In April 2000, a subsidiary of ClimaChem repurchased $5.0 million of the Senior Unsecured Notes for approximately $1.2 million.
The  subsidiary  funded the repurchase of these Senior  Unsecured
Notes out of the subsidiary's working capital.

Due to the Company's and ClimaChem's net losses for the years of 1998 and 1999 and the limited borrowing ability under the Revolver, the Company discontinued payment of cash dividends on its common stock for periods subsequent to January 1, 1999, until the Board of Directors determines otherwise, and the Company has not paid the September 15, 1999, December 15, 1999 and March 15, 2000 regular quarterly dividend of $.8125 on its outstanding $3.25 Convertible Exchangeable Class C Preferred Stock Series 2, totaling approximately $2.2 million. In addition, the Company did not pay the January 1, 2000 regular dividend on the Series
B Preferred. The Company does not anticipate having funds available to pay dividends on its stock for the foreseeable future.

As of March 31, 2000, the Company and its subsidiaries which are not subsidiaries of ClimaChem and exclusive of the Automotive Products Business had a working capital deficit of approximately $3.4 million, and long-term debt due after one year of approximately $32.9 million including the amount owed to ClimaChem.

For the remainder of 2000, the Company has planned capital expenditures of approximately $8.2 million, primarily in the Chemical and Climate Control Businesses. These capital expenditures include approximately $2.0 million, which the Chemical Business plans to spend under consent orders with the State of Arkansas related to environmental control facilities at its El Dorado facility. The Company is currently exploring alternatives to finance these capital expenditures.

The Company's plan for the remainder of 2000 calls for the Company to improve its liquidity and operating results through the liquidation of non-core assets, realization of benefits from its late 1999 and early 2000 realignment of its overhead (which serves to minimize the cash flow requirements of the Company and its subsidiaries which are not subsidiaries of ClimaChem) and through various debt and equity alternatives.

                    LSB INDUSTRIES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (Unaudited)
           Three Months Ended March 31, 2000 and 1999

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

During 1999, the Chemical Business sustained significant losses, primarily as a result of the reduction of selling prices for its nitrate-based products (in large part due to the flood of the market with low-priced Russian ammonium nitrate) while the Company's cost of raw materials escalated under a contract with a pricing mechanism tied to the price of natural gas which increased dramatically. During late 1999, the Company renegotiated this supply contract, extending the cash requirements under its take-or-pay provision to delay required takes to 2000, 2001 and 2002 and to obtain future raw material requirements at spot market prices. The Company was also active in bringing about a favorable preliminary determination from the International Trade Commission and Commerce Department, which has had the current impact of minimizing the dumping of Russian ammonium nitrate in the U.S. market This investigation has been suspended due to the agreement between Russia and the United States to limit volumes and set minimum prices for imported Russian ammonium nitrate. The U.S. industry or Russian exporters may, however, request completion of the investigation. This, and other factors, has allowed the Chemical Business to see marginally improved market pricing for its nitrate-based products in the first three months of 2000 compared to the comparable period in 1999; however, there are no assurances that this improvement will continue. The Company also successfully commenced operations in May 1999 of its EDNC Baytown plant which is selling product to Bayer under a long-term supply contract.

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

The  plan  for  the remainder of 2000 calls for  the  Company  to dispose of a significant portion of its non-core assets. As previously discussed, on April 5, 2000, the Board of Directors approved a plan for the sale of its Automotive Products Business, which was concluded on May 4, 2000. Additionally, the Company is presently evaluating alternatives for realizing its net investment in the Industrial Products Business. The Company has had discussions involving the possible sale of the Industrial Products Business; however, no definitive plans are currently in place and any which may arise will require Board of Director approval prior to consummation. The Company is currently continuing the operations of the Industrial Products Business; however, the Company may sell or dispose of the operations in 2000. The Company's plan for the remainder of 2000 also calls for the realization of the Company's investment in an option to acquire an energy conservation company and advances made to such entity (the "Optioned Company"). In April 2000, the Company received written acknowledgment from the President of the Optioned Company that it had executed a letter of intent to sell to a third party, the proceeds from which would allow repayment of the advances and options payments to the Company in the amount of approximately $2.7 million. As of the date of this report, the Company has received written confirmation from the buyer of the Optioned Company that the transaction is on schedule to close in the month of June. Upon receipt of these proceeds, the Company is required to repay up to $1.0 million of outstanding indebtedness to a related party, SBL Corporation, related to an advance made to the Company in 1997. The remaining proceeds would be available for corporate purposes. The Company's plan for the remainder of 2000 also identifies specific other non-core assets which the Company will attempt to realize to provide additional working capital to the Company in 2000. See "Special Note Regarding Forward-Looking Statements".

During 1999 and into 2000, the Company has been restructuring its operations, eliminating businesses which are non-core, reducing its workforce as opportunities arise and disposing of non-core
assets.   As  discussed above the Company has  also  successfully
renegotiated its primary raw material purchase contracts in the Chemical Business in an effort to make that Business profitable again and focused its attention to the development of new, market-innovated products in the Climate Control Business. Although the Company has not planned to receive any dividends, tax payments or management fees from ClimaChem in 2000, it is possible that ClimaChem could pay up to $1.8 million of management fees to its
ultimate  parent  should  operating  results  be  favorable   (if
ClimaChem   has EBITDA (as defined)  in  excess  of  $26.0
million annually, $6.5 million quarterly, is payable, up to $1.8, million to LSB). For the three months ended March 31, 2000, ClimaChem was required to pay the Company $450,000 under the Management Agreement inasmuch as EBITDA exceeded $6.5 million for the period. There are no assurances that such amount will be earned in future quarters or that this amount earned in the first quarter of 2000 will not be required to be repaid in subsequent periods.

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

In  March  2000, ClimaChem retained Chanin Capital Partners  as its  financial  advisor  to  assist  in  evaluating  alternatives
relating   to   ClimaChem's  liquidity  and  determining   its
alternatives  for  a financial restructuring.   As  part  of
ClimaChem's restructuring, ClimaChem and its financial advisor have begun discussions with a group of holders of the Senior Unsecured Notes ("Senior Notes") to restructure the Senior Notes in order to reduce ClimaChem's leverage and increase its equity
capitalization.   ClimaChem did not  make  the  June  1,  2000
interest payment of $5.4 million on the Senior Notes (excluding interest on the $5.0 million of Senior Notes repurchased by ClimaChem). Under the terms of the Indenture governing the Senior Notes, ClimaChem has a grace period of thirty (30) days to make the interest payment or enter into satisfactory agreements with the holders of the Senior Notes before the Senior Notes are in default. ClimaChem currently anticipates achieving satisfactory resolution of this matter.

                      LSB INDUSTRIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)
            Three Months Ended March 31, 2000 and 1999

As  discussed  above,  the Company had planned  for  up  to  $8.2 million of capital expenditures for the remainder of 2000, most of which is not presently committed. Further, a significant portion of this is dependent upon obtaining acceptable financing.
The Company expects to delay these expenditures as necessary based on the availability of adequate working capital and the availability of financing. Recently, the Chemical Business has obtained relief from certain of the compliance dates under its wastewater management project and expects that this will ultimately result in the delay in the implementation date of such project. Construction of the wastewater treatment project is subject to the Company obtaining financing to fund this project. There are no assurances that the Company will be able to obtain the required financing. Failure to construct the wastewater treatment project could have a material adverse effect on the Company.

The Company's plan for the remainder of 2000 involves a number of initiatives and assumptions which management believes to be reasonable and achievable; however, should the Company not be able to execute this plan described above, it may not have resources available to meet its obligations as they come due.

Note:  12 Loss on Firm Purchase Commitment   During 1999 and  the
first three months of 2000, the Chemical Business has a firm uncancelable commitment to purchase anhydrous ammonia pursuant to the terms of a supply contract (Note 5 - Commitments and
Contingencies, Purchase Commitments). At March 31, 2000, the purchase price the Chemical Business was required to pay for anhydrous ammonia to be purchased under the contract, which was for a significant percentage of the Chemical Business' anhydrous ammonia requirements, exceeded and was expected to continue to exceed the spot market prices throughout the purchase period. Additionally, the market for nitrate based products, while improved for the first quarter of 2000, is expected to decline modestly  in  the  summer and fall months of  2000.  Due  to  the expected sales prices and the cost to produce the nitrate products, including the cost of the anhydrous ammonium to be purchased  under  the  contract, the  costs  of  certain  of  the
Company's nitrate based products are expected to exceed the anticipated future sales prices. As a result, an additional provision for loss on the firm purchase commitment aggregating approximately $1.0 million in excess of the accrued liability for amounts recorded in 1999 was recorded in the first quarter of
2000.   At March 31, 2000 and December 31, 1999, the accompanying
balance sheets include remaining accrued losses under the firm purchase commitment of $7.8 and $7.4 million, respectively ($2.5 and $1.8 million of which is classified as current in accrued liabilities, respectively). Due to the pricing mechanism in the contract, it is reasonably possible that this loss provision estimate may change in the near term. Based on the purchase price of anhydrous ammonia under the firm purchase commitment and other factors as of May 31, 2000, the Company may be required to recognize an additional loss provision of approximately $.2 million.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS

      The  following  Management's  Discussion  and  Analysis  of
Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the Company's March 31, 2000 Condensed
Consolidated Financial Statements.

       Certain   statements  contained  in   this   "Management's
Discussion  and  Analysis of Financial Condition and  Results  of
Operations"  may  be  deemed  forward-looking  statements.    See
"Special Note Regarding Forward-Looking Statements".

      All discussions below are that of the Businesses continuing and accordingly exclude the Discontinued operations of the Automotive Products Business and the Australian subsidiary's operations sold in 1999. See Notes 9 and 10 of the Notes to Condensed Consolidated Financial Statements.

Overview

General

       For the three months ended March 31, 2000, the Company had a net loss applicable to common stock of approximately $.5 million, as compared to a net loss applicable to common stock of approximately $4.6 million for the three months ended March 31, 1999. The income for the three months ended March 31, 2000 from continuing operations was approximately $.3 million (loss of $2.7 million in 1999). The Company is pursuing a strategy of focusing on its core businesses and concentrating on product lines in niche markets where the Company has established or believes it can establish a position as a market leader. In addition, the Company is seeking to improve its liquidity and profits through liquidation of selected assets that are on its balance sheet and on which it is not realizing an acceptable return and does not reasonably expect to do so. In this regard, the Company concluded that its Industrial and Automotive Products Businesses are non-core to the Company.

      On April 5, 2000, the Board of Directors approved a definitive plan to dispose of the Company's Automotive Products
Business. On May 4, 2000, the sale of the Automotive Products Business was concluded. Upon the closing of the sale, the Company received notes in the approximate amount of $8.7 million, such notes being secured by a second lien on the assets of the Automotive Products Business. These notes, and any payments of principal and interest, thereon, are subordinated to the buyer's primary lender (which is the same lender that is the current primary lender to the Automotive Products Business). The Company will receive no principal payments under the notes for at least the first two years following the sale of the Automotive Products Business. In addition, the buyer assumed substantially all of the Automotive Products Business' debts and obligations, which at March 31, 2000, totaled approximately $24.3 million.

     As of March 31, 2000, the Automotive Products Business owes its primary lender approximately $14.0 million. After the sale, the Company remains a guarantor on certain equipment notes of the Automotive Products Business (which equipment notes have an outstanding principal balance of $4.5 million as of March 31,
2000) and continues to guaranty $1.0 million of the revolving credit facility of the buyer, as it did for its Automotive Products Business. There are no assurances that the Company will be able to collect on the notes issued to the Company as consideration for the purchase.

      The Company has classified its investment in the Automotive Products Business as a discontinued operation, reserving approximately $7.9 million as of March 31, 2000. This reserve does not include the loss, if any, which may result if the Company is required to perform on its guaranties described above.

      For the three month period ended March 31, 2000 and 1999, the Automotive Products Business had revenues of $7.0 and $10.1 million, respectively and a net loss of $1.1 million for the three month period ended March 31, 1999. See Note 10 to Notes to Condensed Consolidated Financial Statements.

      As of March 31, 2000, the Chemical Business had commitments to purchase 90,000 tons of anhydrous ammonia under a take or pay contract at a minimum volume of 2,000 tons per month of anhydrous ammonia during 2000 and 3,000 tons per month of anhydrous ammonia during 2001 and 2002. The Company's purchase price of anhydrous ammonia under this contract can be higher or lower than the current market spot price of anhydrous ammonia. Pricing is subject to variations due to numerous factors contained in this contract. Based on the pricing index contained in this contract, prices paid during the three months ended March 31, 2000 were higher than the current market spot price. The purchase price(s) the Chemical Business will be required to pay for the remaining 90,000 tons of anhydrous ammonia under this contract currently exceeds and is expected to continue to exceed the spot market prices throughout the purchase period. In addition, under the contract the Company is committed to purchase 50% of its remaining requirements of anhydrous ammonia through 2002 from this third party at prices which approximate market prices. Additionally, the excess supply of nitrate based products, caused, in part, by the import of Russian nitrate, caused a significant decline in the sales prices during 1999; although sales prices have improved in 2000, no improvement in sales margins is expected in the near term due to increased cost of anhydrous ammonia. During the second and third quarters of 1999, this decline in sales price resulted in the cost of anhydrous ammonia purchased under this contract, when combined with manufacturing and distribution costs, to exceed anticipated future sales prices. As a result, in 1999 the Company recorded loss provisions for anhydrous ammonia required to be purchased during the remainder of the contract aggregating approximately $8.4 million. At March 31, 2000, an additional loss provision of approximately $1.0 million was recorded based on the forward contract pricing existing at March 31, 2000 and estimated market prices for certain products to be manufactured and sold during the remainder of the contract. At March 31, 2000, the accrued liability for future payments of the loss provision included in the Condensed Consolidated Financial Statements was approximately $7.8 million. It is reasonably possible that this loss provision estimate may change in the near term. There are no assurances that such estimates will prove to be accurate. Differences, if any, in the estimated future cost of anhydrous ammonia and the actual cost in effect at the time of purchase and differences in the estimated sales prices and actual sales prices of products manufactured could cause the Company's operating results to differ from that estimate. Based on the purchase price of ammonia under the firm purchase commitment as of May 31, 2000, the Company may be required to recognize an additional loss provision of approximately $.2 million in the second quarter of 2000.

        The Chemical Business is a member of an organization of domestic fertilizer grade ammonium nitrate producers which sought relief from extremely low priced Russian ammonium nitrate. This industry group filed a petition in July 1999 with the U.S. International Trade Commission and the U.S. Department of Commerce seeking an antidumping investigation and, if warranted, relief from Russian dumping. The International Trade Commission rendered a favorable preliminary determination that U.S. producers of ammonium nitrate have been injured as a result of Russian ammonium nitrate imports. In addition, the U.S. Department of Commerce issued a preliminary affirmative determination that the Russian imports were sold at prices that were 264.59% below their fair market value. On May 19, 2000, the U.S. and Russian governments entered into an agreement to limit volumes and set minimum prices for Russian ammonium nitrate exported to the United States. As a result of this agreement, the antidumping investigation has been suspended. The U.S. industry or Russian exporters may, however, request completion of the investigation. If the investigation is completed with final affirmative findings by the Department of Commerce and the International Trade Commission, an antidumping order will automatically be put in place in the event of termination or violation of the agreement.

        The Company's Condensed Consolidated Financial Statements have been restated to reflect the Automotive Products Business as a discontinued operation for all periods presented. As a result, the Automotive Products Business is no longer presented as a reportable segment. Restated Automotive Products Business results are presented as losses from discontinued operations, net of applicable income taxes, and exclude general corporate overhead and certain interest charges, previously allocated to that business. The discussions and figures below are based on this restated presentation. Certain statements contained in this Overview are forward-looking statements, and future results could differ materially from such statements.

     The following table contains certain of the information from
Note 4 of Notes to the Company's Condensed Consolidated Financial Statements about the Company's operations in different industry segments for the three-month periods ended March 31, 2000 and 1999.


                                             2000        1999
                                              (in thousands)
                                                (unaudited)

Net sales:
 Businesses continuing:
  Chemical                                $ 35,067     $ 30,745
  Climate Control                           31,630       26,699
  Industrial Products (4)                    2,924        2,640
                                          ----------------------
                                            69,621       60,084

Business disposed of - Chemical (1)              -        2,868
                                          ----------------------
                                          $ 69,621     $ 62,952
                                          ======================

Gross Profit: (2)
 Businesses continuing:
  Chemical                                $  6,110        4,957
  Climate Control                            8,959        8,321
  Industrial Products                          861          740
                                          ----------------------
                                          $ 15,930     $ 14,018
                                          ======================

Operating Profit (loss): (3)
 Businesses continuing:
  Chemical                                $  3,364     $  1,446
  Climate Control                            2,686        2,707
  Industrial Products                          317         (411)
                                          ----------------------
                                             6,367        3,742

 Business disposed of - Chemical (1)             -         (845)
                                          -----------------------
                                             6,367        2,897

General corporate expenses and other
  income or expenses, net                   (1,058)      (1,881)
Interest expense:
 Business disposed of (1)                        -         (125)
 Businesses continuing                      (4,082)      (3,589)
Provision for loss on firm purchase
 commitments - Chemical                       (975)           -
                                          ----------------------
Income (loss) from continuing operations
 before provision for income taxes         $   252    $  (2,698)
                                          =======================


(1) In August 1999, the Company sold substantially all the assets of its wholly owned Australian subsidiary. See Note 9 of Notes to Condensed Consolidated Financial Statements for further information. The operating results have been presented separately in the above table.

(2) Gross profit by industry segment represents net sales less cost of sales.

(3) Operating profit (loss) by industry segment represents revenues less operating expenses before deducting general corporate and other expenses, interest expense, provision for loss on firm purchase commitments and income taxes.

(4) Excludes intersegment sales to Climate Control of $494,000 in 2000 ($149,000 in 1999).

  Chemical Business

     Net Sales in the Chemical Business (excluding the Australian subsidiary in which substantially all of its assets were disposed of in August, 1999) were $35.1 million for the three months ended
March 31, 2000 and $30.7 million for the three months ended March
31,  1999. The sales volume from the Chemical Business
increased in 2000  from the  1999  level.  This increase in sales volume is due largely to the sales from the EDNC Baytown Plant which was completed in May 1999. The gross profit (excluding the Australian subsidiary) increased to $6.1 million (or 17.4% of net sales) in
2000 from $5.0  million (or 16.1% of net sales) in 1999. The increase
in the gross profit was   primarily  a  result  of  increased  profit
margins   for agricultural products due to higher sales prices caused, in part, by an increase in demand due to improved climate conditions and a
decrease  in  imports  of  Russian nitrate.   Sales  of  blasting
products which have higher profit margins also improved in 2000.

      In May 1999, a subsidiary of the Company completed its obligations, as an agent, pursuant to an agreement to construct a nitric acid plant located within Bayer's Baytown, Texas chemical plant complex. This plant is being operated by a subsidiary and is supplying nitric acid to Bayer under a long-term supply contract. Sales by this subsidiary to Bayer were approximately $7.3 million during the three months ended March 31, 2000. Management estimates that, at full production capacity based on terms of the Agreement and, based on the price of anhydrous ammonia as of the date of this report, the plant should generate approximately $35 million in annual gross revenues. Unlike the Chemical Business' regular sales volume, the market risk on this additional volume is much less since the contract provides for recovery of costs, as defined, plus a profit. The Company's subsidiary is leasing the nitric acid plant pursuant to a leverage lease from an unrelated third party for an initial term of ten (10) years which, began on June 23, 1999. See "Special Note Regarding Forward Looking Statements".

      The Australian subsidiary revenues for the first quarter of 1999 were $2.9 million and the loss was $1.0 million. (See Note 9 of Notes to Condensed Consolidated Financial Statements.)

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

      Sales of $31.6 million for the three months ended March 31, 2000, in the Climate Control Business were approximately 18.5% greater than sales of $26.7 million for the three months ended March 31, 1999. The gross profit was approximately $9.0 million and $8.3 million in 2000 and 1999, respectively. The gross profit percentage decreased to 28.3% for 2000 from 31.2% for 1999. This decrease is primarily due to lower profit margins in the commercial and export heat pump portion of the Climate Control Business due to increased competitive pricing and the costs associated with new start-up product lines.

Industrial Products Business

      As indicated in the above table, during the three months ended March 31, 2000 and 1999, respectively, the Industrial Products Business recorded sales of $2.9 million and $2.6 million respectively, and reported operating profit of $.3 million and operating loss of $.4 million respectively. The net investment in assets of this Business has continued to decrease and the Company expects to realize further reductions in future periods.

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

RESULTS OF OPERATIONS

Three  months ended March 31, 2000 vs. Three months  ended  March
31, 1999.

     Revenues

     Total revenues of Businesses continuing for the three months ended  March  31,  2000  and 1999 were $70.9  million  and  $60.5 million, respectively, an increase of $10.4 million. Sales and other income increased $9.5 and $.9 million, respectively.

     Net Sales

      Consolidated net sales of Businesses continuing included in total revenues for the three months ended March 31, 2000, were $69.6 million, compared to $60.1 million for the first three months of 1999, an increase of $9.5 million. This increase in sales resulted principally from: (i) increased sales in the Climate Control Business of $4.9 million primarily due to increase in modular high rise sales, increased export sales and sales contributed by new start-up companies, (ii) increased sales in the Industrial Products Business of $.3 million due to increased sales of machine tools, and (iii) increased sales in the Chemical Business of $4.3 million primarily due to increased industrial acid sales to third parties including Bayer. Also ammonium nitrate sales increased for agricultural products due to improved climate conditions, higher sales prices, and an increased demand due to a decrease in imports of Russian nitrate. Sales of blasting products also improved in 2000.

     Gross Profit

      Gross profit of Businesses continuing as a percent of sales was 22.9% for the first three months of 2000, compared to 23.3%
for the first three months of 1999. The decrease in the gross profit percentage was primarily the result of lower profit margins in the commercial and export heat pump portion of the Climate Control Business due to increased competitive pricing and the costs associated with new start-up product lines. This decrease was offset by increased profit margins for agricultural products due to higher sales prices caused, in part, by an increase  in  demand  due to improved climate  conditions  and  a decrease in imports of Russian nitrate. Sales of blasting products which have higher profit margins also improved in 2000.

     Selling, General and Administrative Expense

      Selling, general and administrative ("SG&A") expenses as a percent of net sales from Businesses continuing at March 31, 2000, were 16.7% in the three-month period ended March 31, 2000, compared to 19.8% for the first three months of 1999. This decrease is primarily the result of higher sales, however, SG&A expenses are lower due to a reduction of expenses caused, in part, by the restructuring of its operations and reducing its workforce as part of the Company's strategy of focusing on its core businesses.

     Interest Expense

      Interest expense for continuing businesses of the Company was $4.1 million in the first three months of 2000, compared to $3.6 million for the first three months of 1999. The increase of $.5 million primarily resulted from increased lenders' prime rates.

     Provision for Loss on Firm Purchase Commitments

      The Company had a provision for loss on firm purchase commitments of approximately $1.0 million for the three months ended March 31, 2000. See discussion in Note 12 of Notes to
Condensed Consolidated Financial Statements.

     Business Disposed of

     The Company sold substantially all the assets of a wholly owned subsidiary in 1999. See discussion in Note 9 of the Notes to Condensed Consolidated Financial Statements.

     Income (Loss) from Continuing Operations before Income Taxes

      The Company had income from continuing operations before income taxes of $.3 million in the first three months of 2000 compared to a loss from continuing operations before income taxes of $2.7 million in the three months ended March 31, 1999. The increased profitability of $3.0 million was primarily due to improved profit margins of the Chemical Business offset by the costs associated with new product lines and lower profit margins in the commercial and export heat pump portion of the Climate Control Business. Also the decrease in SG&A expenses offset by increased interest expense and provision for loss on firm purchase commitments as discussed above.

     Provision for Income Taxes

     As a result of the Company's net operating loss carryforward for income tax purposes as discussed elsewhere herein and in Note 1 of Notes to Condensed Consolidated Financial Statements, no provisions for income taxes were necessary for the three months ended March 31, 2000. The Company's provisions for income taxes were for current state income taxes and federal alternative minimum taxes in 1999.

     Discontinued Operations

      On April 5, 2000 the Board of Directors approved a plan  of
disposal   of   the   Company's  Automotive   Products   Business
("Automotive") which was completed on May 4, 2000.  Automotive is reflected as  discontinued operations for the periods presented.
The  net loss from discontinued operations of Automotive of  $1.6 million for the three months ended March 31, 2000 was fully accrued for at December 31, 1999. For the same period in 1999, thenet loss from discontinued operations was $1.1 million See discussion in Note 10 of the Notes to Consolidated Financial Statements.

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

      Net cash provided by continuing operations for the three months ended March 31, 2000 was $1.7 million, after noncash depreciation and amortization of $2.2 million, provision for possible losses on receivables and other assets of $.2 million and realization of loss on firm purchase commitments, net of provision of $.4 million and including the following changes in assets and liabilities: (i) accounts receivable increase of $3.5 million; (ii) inventory increase of $1.7 million; (iii) decrease in supplies and prepaid items of $.5 million; (iv) increase in accounts payable of $1.6 million; and (v) increase in accrued liabilities of $2.6 million. The increase in accounts receivable was primarily due to seasonal sales of agricultural products and sales of industrial acids in the Chemical Business and improved sales in the Industrial Products Businesses offset by decreased days of sales outstanding in the Climate Control Business
due to improved collections.   The  increase   in
inventory  was primarily due to the increased production  in  the
Climate  Control  Business and an increase in  inventory  in  the
Chemical  Business  due to anticipated demands  relating  to  the spring fertilizing season. This increase was offset by the reduction in inventory in the Industrial Products Business. The increase in accounts payable is primarily due to increases in liabilities associated with purchases of raw materials and purchased goods in the Climate Control Business and timing of payments in the Chemical Business. The increase in accrued liabilities is primarily due to the accrual of interest expense related to the Senior Unsecured Notes which is payable semi-annually.

Cash Flow From Investing and Financing Activities

      Net cash used by investing activities for the three months ended March 31, 2000 included $1.8 million for capital expenditures net of $.1 million from the proceeds of the sale of equipment . The capital expenditures were primarily for the benefit of the Chemical and Climate Control Businesses to enhance production and product delivery capabilities.

      Net cash used by financing activities included (i) proceeds from  long-  term debt and other debt of $2.3 million  offset  by payments of $1.8 million, (ii) net decrease in revolving debt  of
$1.6  million,  and  (iii)  decrease in  drafts  payable  of  $.1 million. No dividends were declared or paid subsequent to June 30, 1999. See discussion in Note 2 of the Notes to Condensed Consolidated Financial Statements.

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

     As of March 31, 2000, the Company and certain of its subsidiaries, including ClimaChem, are parties to a working capital line of credit evidenced by two separate loan agreements ("Agreements") with a lender ("Lender") collateralized by receivables, inventories and proprietary rights of the parties to the Agreements. The Agreements have been amended from time to time since inception to accommodate changes in business conditions and financial results. This working capital line of credit is a primary source of liquidity for the Company and ClimaChem.

     The Agreements, as amended, required the Company and ClimaChem to maintain certain financial ratios and contain other financial covenants, including capital expenditure limitations. In 1999, the Company's financial covenants were not required to be met so long as the Company and its subsidiaries, including ClimaChem, that are parties to the Agreements, maintained a minimum aggregate availability under the Revolving Credit Facility of $15.0 million. When the availability dropped below $15.0 million for three consecutive business days, the Company and ClimaChem were required to maintain the financial ratios discussed above and tangible net worth requirements. Due to an interest payment of $5.6 million made by ClimaChem on December 30, 1999, relating to the outstanding $105 million Senior Unsecured Notes, the availability dropped below the minimum aggregate availability level required on January 1, 2000. Because the Company and ClimaChem could not meet the financial ratios required by the Agreements, the Company and ClimaChem entered into a forbearance agreement with the Lender effective January 1, 2000. The forbearance agreement waived the financial covenant requirements for a period of sixty (60) days.

     Prior to the expiration of the forbearance agreement, the Agreements were amended, to provide for total direct borrowings of $50.0 million including the issuance of letters of credit. The maximum borrowing ability under the newly amended Agreements is the lesser of $50.0 million or the borrowing availability calculated using advance rates and eligible collateral less $5.0 million. The amendment increased the interest rates on outstanding borrowings from the Lender's prime rate plus .5% per annum to the Lender's prime rate plus 1.5% per annum. Under the Company's LIBOR interest rate option, the interest rate increased to the Lender's LIBOR rate plus 3.875% per annum, from 2.875%. The term of the Agreements is through December 31, 2000, and is renewable thereafter for successive thirteen-month terms if, by October 1, 2000, the Company and Lender shall have determined new financial covenants for the calendar year beginning in January 2001.

     As of March 31, 2000 the Company, exclusive of ClimaChem, and ClimaChem has a borrowing availability under the revolver of $.3 million, and $13.6 million respectively, or $13.9 million in the aggregate and the effective interest rate was 10.5%. Borrowings under the Revolver outstanding at March 31, 2000, were $25.8 million. The annual interest on the outstanding debt under the Revolver at March 31, 2000, at the rates then in effect would approximate $2.7 million. The Agreements also restrict the flow of funds, except under certain conditions, to subsidiaries of the Company that are not parties to the Agreement.

     In addition to the credit facilities discussed above, as of March 31, 2000, ClimaChem's wholly-owned subsidiary, DSN Corporation ("DSN"), is a party to three loan agreements with a financial company (the "Financing Company") for three projects. At March 31, 2000, DSN had outstanding borrowings of $7.5 million under these loans. The loans have monthly repayment schedules of principal and interest through maturity in 2002. The interest rate on each of the loans is fixed and range from 8.2% to 8.9%. Annual interest, for the three notes as a whole, at March 31, 2000, at the agreed to interest rates would approximate $.7 million. The loans are secured by the various DSN property and equipment. The loan agreements require the Company to maintain certain financial ratios, including tangible net worth requirements. In March 2000, DSN obtained a waiver from the Financing Company of the financial covenants through April 1, 2001.

     During January 2000, a subsidiary of the Company obtained financing up to $3.5 million with the City of Oklahoma City ("Lender") to finance the working capital requirements of Climate Control's new product line of large air handlers ("Interim financing"). The Interim financing agreement does not require principal payments and bears interest at the LIBOR rate plus two-tenths of one percent (.2%) per annum. The Interim financing will be replaced with permanent financing upon the Lender's completion of a public offering at which time the outstanding borrowings will bear interest at LIBOR plus two-tenths of one percent (.2%) per annum, adjusted monthly due semi-annually. Principal payments will be required annually based on a term of sixteen
(16) years but based on a twenty (20) year amortization period. The balance of the principal and interest is due at the end of the sixteen year term. The loan is secured by a mortgage on the manufacturing facility and a separate unrelated parcel of land owned by a subsidiary of LSB.

     ClimaChem is restricted as to the funds that it may transfer to the Company under the terms contained in an Indenture ("Indenture") covering the $105 million Senior Unsecured Notes issued by ClimaChem. Under the terms of the Indenture, ClimaChem cannot transfer funds to the Company, except for (i) the amount of income taxes that they would be required to pay if they were not consolidated with the Company (the "Tax Sharing Agreement"),
(ii) an amount not to exceed fifty percent (50%) of ClimaChem's cumulative net income from January 1, 1998 through the end of the period for which the calculation is made for the purpose of proposing a dividend payment, and (iii) the amount of direct and indirect costs and expenses incurred by the Company on behalf of ClimaChem and ClimaChem's subsidiaries pursuant to a certain services agreement and a certain management agreement to which the companies are parties. ClimaChem sustained a net loss of $19.2 million in the calendar year 1999, and
$.3   million  for  the  three  months  ended  March  31,   2000.
Accordingly, no amounts were paid to the Company by ClimaChem under the Tax Sharing Agreement, nor under the Management Agreement during 1999. For the three months ended March 31, 2000, ClimaChem was required to pay the Company $450,000 under the Management Agreement inasmuch as EBITDA exceeded $6.5 million for the period. There are no assurances that such amount will be earned in future quarters or that this amount earned in the first quarter of 2000 will not be required to be repaid in subsequent periods. Due to these limitations, the Company and its non-ClimaChem subsidiaries have limited resources to satisfy their obligations.

     In  April  2000, a subsidiary of ClimaChem repurchased  $5.0 million  of  the  Senior Unsecured Notes for approximately $1.2
million.   The subsidiary funded the repurchase of these Senior
Unsecured  Notes out of its working capital.

     Due  to  the  Company's and ClimaChem's net losses  for  the years  of  1998 and 1999 and the limited borrowing ability  under the  Revolver, the Company discontinued payment of cash dividends on  its  Common Stock for periods subsequent to January 1,  1999, until  the  Board  of  Directors determines  otherwise,  and  the
Company  has not paid the September 15, 1999, December  15,  1999 and March 15, 2000 regular quarterly dividend of $.8125 on its outstanding $3.25 Convertible Exchangeable Class C Preferred
Stock  Series  2  ("Series 2 Preferred"), totaling  approximately
$2.2 million. In addition, the Company's Board of Directors has decided not to pay the June 15, 2000 dividend payment on its outstanding Series 2 Preferred. If the June 15 dividends on the
Series 2 Preferred is not paid, the amount of the total arrearage of unpaid dividend payment on the outstanding Series 2 Preferred will be approximately $3.0 million. Also the Company did not pay the January 1, 2000 regular dividend on the Series B Preferred. The Company does not anticipate having funds available to pay dividends on its stock for the foreseeable future.

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

     As of March 31, 2000, the Company and its subsidiaries which are not subsidiaries of ClimaChem and exclusive of the Automotive Products Business had a working capital deficit of approximately $3.4 million and long-term debt due after one year of approximately $32.9 million including amounts owed to ClimaChem.

     For the remainder of 2000, the Company has planned capital expenditures of approximately $8.2 million, primarily in the Chemical and Climate Control Businesses. These capital expenditures include approximately $2.0 million, which the Chemical Business plans to spend under consent orders with the State of Arkansas related to environmental control facilities at its El Dorado facility, as previously discussed in this report. The Company is currently exploring alternatives to finance these capital expenditures. There are no assurances that the Company will be able to arrange financing for its capital expenditures or to make the necessary changes to its Indenture in order to borrow the funds required to finance certain of these expenditures. Failure to be able to make a substantial portion of these capital expenditures, including those related to environmental matters, could have a material adverse effect on the Company.

     The Company's plan for the remainder of 2000 calls for the Company to improve its liquidity and operating results through the liquidation of non-core assets, realization of benefits from its late 1999 and early 2000 realignment of its overhead (which serves to minimize the cash flow requirements of the Company and its subsidiaries which are not subsidiaries of ClimaChem) and through various debt and equity alternatives.

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

     During 1999, the Chemical Business sustained significant losses, primarily as a result of the reduction of selling prices for its nitrate-based products (in large part due to the flood of the market with low-priced Russian ammonium nitrate) while the Company's cost of raw materials escalated under a contract with a pricing mechanism tied to the price of natural gas which increased dramatically. During late 1999, the Company renegotiated this supply contract, extending the cash requirements under its take-or-pay provision to delay required takes to 2000, 2001 and 2002 and to obtain future raw material requirements at spot market prices. The Company was also active in bringing about a favorable preliminary determination from the International Trade Commission and Commerce Department, which has had the current impact of minimizing the dumping of Russian ammonium nitrate in the U.S. market (This investigation has been suspended due to the agreement between Russia and the United States to limit volumes and set minimum prices for imported Russian ammonium nitrate. The U.S. industry or Russian exporters may, however, request completion of the investigation). This and other factors has allowed the Chemical Business to see marginally improved market pricing for its nitrate based products in the first three months of 2000 compared to the comparable period in 1999; however, there are no assurances that this improvement will continue. The Company also successfully commenced operations in May 1999 of its EDNC Baytown plant which is selling product to Bayer under a long-term supply contract.

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

     The plan for the remainder of 2000 calls for the Company to dispose of a significant portion of its non-core assets. As previously discussed, on April 5, 2000, the Board of Directors approved a plan for the sale of its Automotive Products Business, which was concluded on May 4, 2000. Additionally, the Company is presently evaluating alternatives for realizing its net investment in the Industrial Products Business. The Company has had discussions involving the possible sale of the Industrial Products Business; however, no definitive plans are currently in place and any which may arise will require Board of Director approval prior to consummation. The Company is currently continuing the operations of the Industrial Products Business; however, the Company may sell or dispose of the operations in 2000. The Company's plan for the remainder of 2000 also call for the realization of the Company's investment in an option to acquire an energy conservation company and advances made to such entity (the "Optioned Company"). In April 2000, the Company received written acknowledgment from the President of the Optioned Company that it had executed a letter of intent to sell to a third party, the proceeds from which would allow repayment of the advances and options payments to the Company in the amount of approximately $2.7 million. As of the date, the Company has received written confirmation from the buyer of the Optioned Company that the transaction is on schedule to close in the month of June. Upon receipt of these proceeds, the Company is required to repay up to $1.0 million of outstanding indebtedness to a related party, SBL Corporation, related to an advance made to the Company in 1997. The remaining proceeds would be available for corporate purposes. The Company's plan for the remainder of 2000 also identifies specific other non-core assets which the Company will attempt to realize to provide additional working capital to the Company in 2000. See "Special Note Regarding Forward Looking Statements."

     During   1999   and   into  2000,  the  Company   has   been
restructuring its operations, eliminating businesses which are non-core, reducing its workforce as opportunities arise and disposing of non-core assets. As discussed above, the Company has also successfully renegotiated its primary raw material purchase contracts in the Chemical Business in an effort to make that Business profitable again and focused its attention to the development of new, market-innovative products in the Climate Control Business. Although the Company has not planned to receive any dividends, tax payments or management fees from ClimaChem in 2000, it is possible that ClimaChem could pay up to $1.8 million of management fees to its ultimate parent should operating results be favorable with the amount due to the Company related to the advance and option payments and be repaid in the entirety. (if ClimaChem has EBITDA in excess of $26.0 million annually, $6.5 million quarterly, is, payable up to $1.8 million to LSB). For the three months ended March 31, 2000, ClimaChem was required to pay the Company $450,000 under the Managment Agreement inasmuch as EBITDA exceeded $6.5 million for the period. There are no assurances that such amount will be earned in future quarters or that this amount earned in the first quarter of 2000 will not be required to be repaid in subsequent periods.

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

      In March 2000, ClimaChem retained Chanin Capital Partners
as  its  financial  advisor to assist in evaluating  alternatives
relating   to   ClimaChem's  liquidity  and  determining   its
alternatives  for  a financial restructuring.   As  part  of
ClimaChem's restructuring, ClimaChem and its financial advisor have begun discussions with a group of holders of the Senior Unsecured Notes ("Senior Notes") to restructure the Senior Notes in order to reduce ClimaChem's leverage and increase its equity
capitalization.   ClimaChem did not  make  the  June  1,  2000
interest payment of $5.4 million on the Senior Notes (excluding interest on the $5.0 million of Senior Notes repurchased by ClimaChem). Under the terms of the Indenture governing the Senior Notes, ClimaChem has a grace period of thirty (30) days, or until July 1, 2000, to make the interest payment or enter into satisfactory agreements with the holders of the Senior Notes before the Senior Notes are in default. ClimaChem currently anticipates achieving satisfactory resolution of this matter.

     As  discussed above, the Company has planned for up to  $8.2 million of capital expenditures for the remainder of 2000, most of which is not presently committed. Further, a significant portion of this is dependent upon obtaining acceptable financing. The Company expects to delay these expenditures as necessary based on the availability of adequate working capital and the availability of financing. Recently, the Chemical Business has obtained relief from certain of the compliance dates under its waste water management project and expects that this will ultimately result in the delay in the implementation date of such project. Construction of the wastewater treatment project is subject to the Company obtaining financing to fund this project. There are no assurances that the Company will be able to obtain the required financing. Failure to construct the wastewater treatment project could have a material adverse effect on the Company.

     The Company's plan for the remainder of 2000 involves a number of initiatives and assumptions which management believes to be reasonable and achievable; however, should the Company not be able to execute this plan described above, it may not have resources available to meet its obligations as they come due.

Discontinued Business

     On April 5, 2000, the Board of Directors approved a plan of disposal of the Company's Automotive Products Business ("Automotive"). The sale of Automotive was concluded on May 4, 2000. The Company received notes for its net investment of approximately $8.7 million, and the buyer assumed substantially all of the Automotive Products Business' liabilities which were approximately $24.3 million as of March 31, 2000. These notes are secured by a second lien on substantially all of the assets of the buyer but payment of principal and interest are subordinated to the buyer's primary lender. The losses associated with the discontinuation of this business segment are reflected in the net loss from discontinued operations for the three months ended March 31, 1999 in the Condensed Consolidated Statements of Operations.

     The terms of the notes received in the sale call for no payments of principal for the first two years following the close. Interest will accrue at Wall Street Journal Prime + 1.0% but will not be paid until and if Automotive's availability reaches a level of $1.0 million.

     The Company remains a guarantor on certain equipment notes of Automotive, which had outstanding indebtedness of approximately $4.5 million as of March 31, 2000, and on the Automotive Revolver in the amount of $1.0 million for which the Company has posted a letter of credit at March 31, 2000.

      In an effort to assist the Automotive Products Business  to be  in  a position to complete the sale described above, on March
9,  2000, the Company closed the acquisition of certain assets of the Zeller Corporation representing its universal joint business.
In   connection  with  the  acquisition  of  these  assets,   the
Automotive   Products   Business   assumed   an   aggregate    of
approximately $7.5 million (unaudited) in Zeller's liabilities, $4.7 million of which was funded by the Automotive Products Business primary lender. (The balance of the assumed liabilities was funded out of working capital of the Automotive Products Business). For the year ended December 31, 1999, the universal joint business of Zeller had unaudited sales of approximately $11.7 and a net loss of $1.5 million.

Joint Ventures and Options to Purchase

      Prior to 1997, the Company, through a subsidiary, loaned $2.8 million to a French manufacturer of HVAC equipment whose product line is compatible with that of the Company's Climate Control Business in the United States. Under the loan agreement, the Company has the option, which expires June 15, 2005, to exchange its rights under the loan for 100% of the borrower's outstanding common stock. The Company obtained a security interest in the stock of the French manufacturer to secure its loan. Subsequent to 1996, the Company advanced an additional $.9 million to the French manufacturer bringing the total of the loan to $3.7 million. The $3.7 million loan, less a $1.5 million valuation reserve for losses incurred by the French manufacturer prior to 1997, is carried on the books as a note receivable in other assets. As of the date of this report, the decision has not been made to exercise its option to acquire the stock of the French manufacturer.

      In 1995, a subsidiary of the Company invested approximately $2.8 million to purchase a fifty percent (50%) equity interest in an energy conservation joint venture (the "Project"). The Project had been awarded a contract to retrofit residential housing units at a US Army base, which it completed during 1996. The completed contract was for installation of energy-efficient equipment (including air conditioning and heating equipment) which would reduce utility consumption. For the installation and management, the Project will receive a percent of all energy and maintenance savings during the twenty (20) year contract term. The Project spent approximately $17.9 million to retrofit the residential housing units at the US Army base. The project received a loan from a lender to finance approximately $14.0 million of the cost of the Project. The Company is not guaranteeing any of the lending obligations of the Project. Since the date of acquisition through March 31, 2000, the Company's equity interest in the results of the operations of the Project was not material.

      During 1995, the Company executed a stock option agreement to acquire eighty percent (80%) of the stock of a specialty sales organization ("Optioned Company"), which owns the remaining fifty percent (50%) equity interest in the Project discussed above, to enhance the marketing of the Company's air conditioning products. The Company has decided not to exercise the Option and has allowed the term of the Option to lapse. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Source of Funds" for discussion of the pending sale of this investment in 2000. Through the date of this report, the Company has made option payments aggregating $1.3 million ($1.0 million of which is refundable) and has advanced the Optioned Company approximately $1.4 million including accrued interest. The Company has recorded reserves of $1.5 million against the loans, accrued interest and option payments. The loans, accrued interest and option payments are secured by the stock and other collateral of the Optioned Company.

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

      As  of  March  31,  2000, LSB has  agreed  to  guarantee  a
performance  bond  of  $2.1  million  of  a  start-up   operation
providing services to the Company's Climate Control Business.

      On October 17, 1997, Prime Financial Corporation ("Prime"), a subsidiary of the Company, borrowed from SBL Corporation,a a corporation wholly owned by the spouse and children of Jack E.
Golsen, Chairman of the Board and President of the Company, the principal amount of $3,000,000 (the "Prime Loan") on an unsecured basis payable on demand, with interest payable monthly in arrears at a variable interest rate equal to the Wall Street Journal Prime
Rate plus 2% per annum. The purpose of the loan was to assist the Company by providing additional liquidity. The Company has guaranteed the Prime Loan. During 1999, $150,000 in principal and $280,000 in interest was paid on this Prime Loan, and as of March 31, 2000, the unpaid principal balance on the Prime Loan was $1,950,000. In
February 2000, the Company borrowed approximately $500,000 under its key man life insurance policies, and used such proceeds to reduce the principal amount due SBL. In April, 2000, at the request of Prime and the Company, SBL agreed to modify the demand note to make such a term note with a maturity date no earlier than April 1, 2001, unless the Company receives cash proceeds in connection with either (i) the sale or other disposition of KAC Acquisition Corp. and/or Kestrel Aircraft, and/or (ii) the repayment of loans by Co-Energy Group and affiliates, and/or the repayment of amounts in connection with the stock option agreement with the shareholders of Co-Energy Group, and/or (iii) some other source that is not in the Company's projections for the year 2000. From April 1, 2000 until no sooner than April 1, 2001, any demand for repayment of principal under the Prim Loan shall not exceed $1,000,000 from proceeds realized on item (ii) and $950,000 from proceeds realized on items (i) and (iii) discussed above. In order to make the Prime Loan, SBL and certain of its affiliates borrowed the $3,000,000 from a bank (collectively "SBL Borrowings"), and as part of the collateral pledged by SBL to the bank in connection with such loan, SBL pledged, among other things, its note from Prime. In order to obtain SBL's agreement as provided above, and for other reasons, effective April 21, 2000, a subsidiary of the Company guaranteed on a limited basis the obligations of SBL and its affiliates relating to the unpaid principal amount due to the bank in connection with the SBL Borrowings, and in order to secure its obligations under the guarantees pledged to the bank 1,973,461 shares of the Company's Common Stock that it holds as treasury stock. Under the limited guaranty, the Company's subsidiary's liability is limited to the value, from time to time, of the Common Stock of the Company pledged to secure obligations under its guarantees to the bank relating to the SBL Borrowings. As of April 15, 2000, the outstanding principal balance due to the bank from SBL as a result of such loan was $1,950,000.

Availability of Company's Loss Carry-Overs

     The Company's cash flow in future years may benefit from its ability to use net operating loss ("NOL") carry-overs from prior periods to reduce the federal income tax payments which it would otherwise be required to make with respect to income generated in such future years. Such benefit, if any, is dependent on the Company's ability to generate taxable income in future periods, for which there is no assurance. Such benefit, if any, will be limited by the Company's reduced NOL for alternative minimum tax purposes, which was approximately $40 million at December 31, 1999. As of December 31, 1999, the Company had available regular tax NOL carry-overs of approximately $75 million based on its federal income tax returns as filed or to be filed with the Internal Revenue Service for taxable years through 1999. These
NOL  carry-overs will  expire  beginning  in the year 2000.   Due
to its recent history of reporting net losses, the Company has established a valuation allowance on a portion of its NOLs and thus has not recognized the full benefit of its NOLs in the accompanying Condensed Consolidated Financial Statements.

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

Quantitative and Qualitative Disclosure about Market Risk

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

      The Company is also a party to a series of agreements under which it is leasing a nitric acid plant. The minimum lease payments associated therewith, prior to execution in June 1999, were directly impacted by the change in interest rates. To mitigate a portion of the Company's exposure to adverse market changes related to this leveraged lease, in 1997 the Company entered into a interest rate forward agreement whereby the Company was the fixed rate payor on notional amounts aggregating $25 million, net to its 50% interest, with a weighted average of 7.12%. The Company accounted for this forward under the deferral method. As of March 31, 2000, the Company has deferred costs of approximately $2.7 million associated with such agreement, which is being amortized over the initial term of the lease.

     Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, for an expanded analysis of expected maturities of long term debt and its weighted average interest rates and discussion related to raw material price risk.

      As of March 31, 2000, the Company's variable rate and fixed rate debt, which aggregated $156.9 million, exceeded the debt's fair market value by approximately $89.3 million ($79.0 million at December 31, 1999). The fair value of the Company's Senior Notes was determined based on a market quotation for such securities.

Raw Material Price Risk

      The Company has a remaining commitment at March 31, 2000 to purchase 90,000 tons of anhydrous ammonia under a contract. The Company's purchase price can be higher or lower than the current market spot price. As of March 31, 2000, based on the forward contract pricing expected during the remaining contract term and estimated market prices for certain products to be manufactured and sold during the remainder of the contract, a provision for losses during the remainder of the purchase period of approximately $1.0 million was recorded in the three months ended March 31, 2000. See Note 12 of Notes to Condensed Consolidated Financial Statements.

                     SPECIAL NOTE REGARDING
                   FORWARD-LOOKING STATEMENTS

      Certain statements contained within this report may be deemed "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements in this report other than statements of historical fact are Forward-Looking Statements that are subject to known and unknown risks, uncertainties and other factors which could cause actual results and performance of the Company to differ materially from
such  statements.   The words "believe", "expect",  "anticipate",
"intend", "will", and similar expressions identify Forward-Looking Statements. Forward-Looking Statements contained herein relate to, among other things, (i) ability to improve operations and become profitable, (ii) establishing a position as a market leader, (iii) the amount of the loss provision for anhydrous ammonia required to be purchased in that the cost to produce
Chemical Business products will improve, (iv) declines in the price of anhydrous ammonia, (v) (obtaining a final ruling as to Russian dumping of anhydrous ammonia) (vi) availability of net operating loss carryovers, (vii) amount to be spent relating to compliance with federal, state and local environmental laws at the El Dorado Facility, (viii) liquidity and availability of funds, (ix) profits through liquidation of assets or realignment of assets or some other method, (x) anticipated financial performance, (xi) ability to comply with general working capital and debt service requirements, (xii) ability to be able to continue to borrow under the Company's revolving line of credit,
(xiii)  ability  to  complete the sale of the  Optioned  Company,
(xiv) adequate cash flows to meet its presently anticipated capital requirements, (xv) ability of the EDNC Baytown Plant to generate approximately $35 million in annual gross revenues,
(xvi) ability to make required capital improvements, (xvii) ability to carry out its plans for 2000, (xviii) anticipated cost of certain amounts of anhydrous ammonia exceed the market, (xix) no improvements in the sales price of certain nitrate based products of the Chemical Business is expected in the near future due to increased cost of anhydrous ammonia, and (xx) the Company currently anticipates achieving satisfactory resolution of the nonpayment of the June 1, 2000 interest payment on ClimaChem's 10 3/4% Senior Notes due 2007. While the Company believes the expectations reflected in such Forward-Looking Statements are reasonable, it can give no assurance such expectations will prove to have been correct. There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to, (i) decline in general economic conditions, both domestic and foreign, (ii) material reduction in revenues, (iii) material increase in interest rates; (iv) inability to collect in a timely manner a
material   amount  of  receivables,  (v)  increased   competitive
pressures,  (vi)  changes in federal, state and  local  laws  and
regulations,   especially  environmental   regulations,   or   in
interpretation   of  such,  pending  (vii)  additional   releases
(particularly   air  emissions  into  the  environment),   (viii)
material increases in equipment, maintenance, operating or  labor
costs  not  presently  anticipated  by  the  Company,  (ix)   the
requirement to use internally generated funds for purposes not presently anticipated, (x) ability to become profitable, or if unable to become profitable, the inability to secure additional liquidity in the form of additional equity or debt, (xi) the cost for the purchase of anhydrous ammonia decreasing, (xii) changes in competition, (xii) the loss of any significant customer, (xiv)
changes   in  operating  strategy  or  development  plans,   (xv)
inability  to  fund  the working capital  and  expansion  of  the
Company's  businesses,  (xvi)  adverse  results  in  any  of  the
Company's   pending  litigation,  (xvii)  inability   to   obtain
necessary raw materials, (xviii) ability to recover the Company's investment in the aviation company, (x) Bayer's inability or refusal to purchase all of the Company's production at the
Baytown  nitric  acid plant; (xx)  continuing  decreases  in  the selling  price  for  the Chemical Business'  nitrogen  based  end
products,  (xxi)  inability  to  negotiate  amendments   to   the
Indenture  (xxii) inability to complete the sale of the  Optioned
Company   and  (xxiii) other factors described  in  "Management's
Discussion and Analysis of Financial Condition and Results of Operation" contained in this report. Given these uncertainties, all parties are cautioned not to place undue reliance on such Forward-Looking Statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the Forward-Looking Statements contained herein to reflect future events or developments.


                             PART II
                        OTHER INFORMATION

Item 1.   Legal Proceedings

    There are no additional material legal proceedings pending against the Company and/or its subsidiaries not previously reported by the Company in Item 3 of its Form 10-K for the fiscal period ended December 31, 1999, which Item 3 is incorporated by reference herein.

Item 2.   Changes in Securities

          Not applicable.

Item 3.   Defaults upon Senior Securities

         (b)  The  Company's Board of Directors did  not  declare
         and  pay  the March 15, 2000 dividends on the  Company's
         outstanding  $3.25  Convertible  Exchangeable  Class   C
         Preferred Stock, Series 2 (Series 2  Preferred). Accrued
         and   unpaid  dividends  on  the Series 2  Preferred are
         cumulative.   The  amount  of  the  total  arrearage  of
         unpaid dividends on the outstanding Series 2 Preferred is $2,222,045 as of the date of this report. In addition, the  Company's Board of Directors has decided not to pay
         the June 15, 2000 dividend payment on its outstanding Series 2 Preferred. If the June 15 dividends on the Series 2
         Preferred   is  not  paid,  the  amount  of  the   total
         arrearage of unpaid dividend payment on the outstanding Series 2 Preferred will be $2,955,184. Also the Company's Board of Directors did not declare and pay the January
         1, 2000 regular dividend on the Company's Series B 12% Convertible, Cumulative Preferred Stock ("Series"). Dividends in arrears at March 31, 2000, related to the Company's Series B amounted to approximately $.1 million.

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

Item 4.   Submission of Matters to a Vote of Security Holders

          Not applicable.

Item 5.   Other Information

          In  March  2000,  ClimaChem retained  Chanin  Capital
          Partners   as  its  financial  advisor  to  assist   in
          evaluating  alternatives  relating  to  ClimaChem's
          liquidity  and  determining  its  alternatives  for   a
          financial restructuring. As part of ClimaChem's restructuring, ClimaChem and its financial advisor have begun discussions with a group of holders of the Senior Unsecured Notes ("Senior Notes") to restructure the Senior Notes in order to reduce the ClimaChem's leverage and increase its equity capitalization. ClimaChem did not make the June 1, 2000 interest payment
          of   $5.4  million  on  the  Senior  Notes   (excluding
          interest   on   the  $5.0  million  of   Senior   Notes
          repurchased by ClimaChem). Under the terms of the Indenture governing the Senior Notes, ClimaChem has a grace period of thirty (30) days to make the interest payment or enter into satisfactory agreements with the holders of the Senior Notes before the Senior Notes are in default. ClimaChem currently anticipates achieving satisfactory resolution of this matter.

          On October 17, 1997, Prime Financial Corporation ("Prime"), a subsidiary of the Company, borrowed from SBL Corporation, a corporation wholly owned by the spouse and children of Jack E. Golsen, Chairman of the Board and President of the Company, the principal amount of $3,000,000 (the "Prime Loan") on an unsecured basis and payable on demand, with interest payable monthly in arrears at a variable interest rate equal to the Wall Street Journal Prime Rate plus 2% per annum. The purpose of the loan was to assist the Company by providing additional liquidity. The Company has guaranteed the Prime Loan. During 1999, $150,000 in principal and $280,000 in interest was paid on this Prime Loan, and as of March 31, 2000, the unpaid principal balance on the Prime Loan was $1,950,000. In February 2000, the Company borrowed approximately $500,000 under its key man life insurance policies, and used such proceeds to reduce the principal amount due SBL. In April, 2000, at the request of Prime and the Company, SBL agreed to modify the demand note to make such a term note with a maturity date no earlier than April 1, 2001, unless the Company receives cash proceeds in connection with either (i) the sale or other disposition of KAC Acquisition Corp. and/or Kestrel Aircraft, and/or (ii) the repayment of loans by Co-Energy Group and affiliates, and/or the repayment of amounts in connection with the stock option agreement with the shareholders of Co-Energy Group, and/or (iii) some other source that is not in the Company's projections for the year 2000. From April 1, 2000 until no sooner than April 1, 2001, any demand for repayment of principal under the Prime Loan shall not exceed $1,000,000 from proceeds realized on item (ii) and $950,000 from proceeds realized on items (i) and
          (iii) discussed above.

          In order to make the Prime Loan to Prime, SBL and certain of its affiliates borrowed the $3,000,000 from a bank (collectively "SBL Borrowings"), and as part of the collateral pledged by SBL to the bank in connection with such loan, SBL pledged, among other things, its note from Prime. In order to obtain SBL's agreement as provided above, and for other reasons, effective April 21, 2000, a subsidiary of the Company guaranteed on a limited basis the obligations of SBL and its affiliates relating to the unpaid principal amount due to the bank in connection with the SBL Borrowings, and, in order to secure its obligations under the guarantees pledged to the bank 1,973,461 shares of the Company's Common Stock that it holds as treasury stock Under the limited guaranty, the Company's subsidiary's liability is limited to the volume, from time to time, of the Common Stock of the Company pledged to secure obligations under its guarantees to the bank relating to the SBL Borrowings. As of April 15, 2000, the outstanding principal balance due to the bank from SBL as a result of such loan was $1,950,000.

Item 6.   Exhibits and Reports on Form 8-K


          (A)Exhibits.   The Company has included  the  following
          exhibits in this report:

           2.1 Asset Purchase and Sale Agreement, dated May 4, 2000 by L&S Automotive Products Co., L&S Bearing Co., LSB Extrusion Co., Rotex Corporation and DriveLine Technologies, Inc., which is incorporated from Exhibit 2.1 to the Company's Amendment No. 2 to the 1999 Form 10-K. This agreement includes certain exhibits and schedules that are not included with this exhibit, and will be provided upon request by the Commission.

          10.1 Asset Purchase and Sale Agreement, dated as of March 6, 2000, between L&S Automotive Products Co. and The Zeller Corporation, which the Company hereby incorporates by reference from Exhibit 2.1 to the Company's Form 8K dated March 9, 2000.

         10.2 Covenant Waiver Letter, dated April 10, 2000, between The CIT Group and DSN Corporation, which the Company incorporates by reference from Exhibit 10.50 to the Company's Amendment No. 2 to its 1999 Form 10-K.

         10.3. Letter, dated April 1, 2000, executed by SBL to
    Prime amending the Promissory Note, which the Company incorporates by reference from Exhibit 10.52 to the Company's Amendment
    No. 2 to its 1999 Form 10-K.

         10.4 Guaranty Agreement, dated as of April 21, 2000, by Prime to Stillwater National Bank & Trust relating to that portion of the SBL Borrowings borrowed by SBL, which the Company incorporates by reference from Exhibit 10.50 to the Company's Amendment No. 2 to its 1999 Form 10-K. Substantial similar guarantees have been executed by Prime in favor of Stillwater covering the amounts borrowed by the following affiliates SBL relating to the SBL Borrowings (as defined in " Relationships and Related Transactions") listed in Exhibit A attached to the Guaranty Agreement with the only material differences being the name of the debtor and the amount owing by such debtor. Copies of which will provided to the Commission upon request.

         10.5 Security Agreement, dated effective April 21, 2000, executed by Prime in favor of Stillwater National Bank and Trust, which the Company incorporates by reference from
    Exhibit 10.54 to the Company's Amendment No. 2 to its 1999
    Form 10-K.

         10.6 Limited Guaranty, effective April 21, 2000, executed by Prime to Stillwater National Bank and Trust, which the Company incorporates by reference from Exhibit
    10.55 to the Company's Amendment No. 2 to its 1999 Form 10-K.

         10.7 Subordination Agreement, dated May 4, 2000, by and among Congress Financial Corporation (Southwest), a Texas corporation (Lender), LSB Industries Inc. (Subordinated Creditor), DriveLine Technologies, Inc., (formerly known as Tribonetics Corporation),an Oklahoma corporation and L&S Manufacturing Corp, which the Company incorporated by reference from Exhibit 10.56 to the Company's Amendment No. 2 to its 1999 Form 10-K.

          10.8 Seventh Amendment to Amended and Restated Loan and Security Agreement, dated January 1, 2000, by and between Bank of America, N.A. and Climate Master, Inc., International Environmental Corporation, El Dorado Chemical Company, and Slurry Explosive Corporation, which the Company hereby incorporates by reference from Exhibit 10.2 to the Company's Form 8-K dated December 30, 1999.

          10.9 First Amendment to Second Amended and Restated Loan and Security Agreement, dated January 1, 2000, by and between Bank of America, N.A. and LSB Industries, Inc., Summit Machine Tool Manufacturing Corp., and Morey Machinery Manufacturing Corporation, which the Company hereby incorporates by reference from Exhibit 10.3 to the Company's Form 8-K dated December 30, 1999.

         10.10 Amendment to Anhydrous Ammonia Sales Agreement, dated January 4, 2000, to be effective October 1, 1999, between Koch Nitrogen Company and El Dorado Chemical Company, which is incorporated by reference from Exhibit
    10.43 to the Company's Amendment No. 2 to its 1999 Form 10-
    K. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT. THE OMITTED INFORMATION HAS BEEN FILED SEPARATELY WITH THE SECRETARY OF THE SECURITIES AND EXCHANGE COMMISSION FOR PURPOSES OF SUCH REQUEST.

         10.11 Anhydrous Ammonia Sales Agreement, dated January 12, 2000, to be effective October 1, 1999, between Koch Nitrogen Company and El Dorado Chemical Company, which is incorporated by reference from Exhibit 10.44 to the Company's Amendment No. 2 to its 1999 Form 10-K. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT. THE OMITTED INFORMATION HAS BEEN FILED SEPARATELY WITH THE SECRETARY OF THE SECURITIES AND EXCHANGE COMMISSION FOR PURPOSES OF SUCH REQUEST.

          10.12 Eighth Amendment to Amended and Restated Loan and
     Security Agreement, dated March 1, 2000, with Bank of
     America, N.A., which the Company hereby incorporates by reference from Exhibit 10.2 to the Company's Form 8-K dated
     March 1, 2000.

          10.13 Second Amendment to Second Amended and Restated Loan and Security Agreement, dated March 1, 2000 by and between Bank of America, N.A. and LSB Industries Inc., Summit Machine Tool Manufacturing Corp., and Morey Machinery Manufacturing Corporation, which the Company hereby incorporates by reference from Exhibit 10.3 to the Company's Form 8-K dated March 1, 2000.

          10.14 Third Amendment to Second Amended and Restated Loan and Security Agreement, dated March 31, 2000 by and between Bank of America, N.A. and LSB Industries Inc., Summit Machine Tool Manufacturing Corp., and Morey Machinery manufacturing Corporation.

          15.1  Letter Re: Unaudited Interim Financial Information

          27.1  Financial Data Schedule

(B)  Reports  of  Form  8-K.   The Company  filed  the  following
     reports on Form 8-K during the quarter ended March 31, 2000:

          (i) Form 8-K, dated March 1, 2000 (date of event: Mach 1, 2000). The item reported was Item 5, "Other Information", discussing the amendments to Amended and Restated Loan and Security Agreements with Bank of America, N.A.

          (ii)  Form  8-K,  dated March 9, 2000 (date  of  event:
          March 6, 2000). The item reported was Item 2 "Acquisition or Disposition of Assets" discussing the acquisition of substantially all of the assets, except for real estate, of the Zeller Corporation and a Non-Competition Agreement with a shareholder and former President of the Zeller Corporation.

          (iii)  Form  8-K/A, dated March 9, 2000 (date of  event:
          March   6,  2000).   The  item  reported  was  Item   2
          "Acquisition or Disposition of Assets" amending the Form 8-K discussion of the acquisition of substantially all of the assets, except for real estate, of the Zeller Corporation and a Non-Competition Agreement with a shareholder and former President of the Zeller Corporation.


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly authorized, to sign this report on its behalf on this 7 day of June 2000.

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