Form 10-Q
period 2000-06-30
LSB INDUSTRIES INC
filed 2000-08-14
CIK 60714

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

                            FORM 10-Q

[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

     For Quarterly period ended    June 30, 2000

     OR

[ ]  TRANSITION  REPORT PURSUANT TO SECTION 13 OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ______________ to______________

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

The  number  of  shares  outstanding of the  Registrant's  voting
Common Stock, as of July 31, 2000 was 11,877,411 shares excluding
3,285,957 shares held as treasury stock.

                             PART I

                      FINANCIAL INFORMATION


Company  or  group of companies for which report is  filed:   LSB
Industries, Inc. and all of its wholly owned subsidiaries.

The accompanying condensed consolidated balance sheet of LSB Industries, Inc. at June 30, 2000, the condensed consolidated statements of operations for the six-month and three-month periods ended June 30, 2000 and 1999 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2000 and 1999 have been subjected to a review, in accordance with standards established by the American Institute of Certified Public Accountants, by Ernst & Young LLP, independent auditors, whose report with respect thereto appears elsewhere in this Form 10-Q. The financial statements mentioned above are unaudited and reflect all adjustments, consisting only of adjustments of a normal recurring nature, except for the loss provision recognized in the first and second quarters of 2000 and the second quarter of 1999 on the firm raw material purchase commitments and the extraordinary gain recognized in the second quarter of 2000 on the extinguishment of certain Senior Unsecured Notes as discussed in Note 11 and Note 6, respectively of the Notes to Condensed Consolidated Financial Statements, which are, in the opinion of management, necessary for a fair presentation of the interim periods. The results of operations for the six months ended June 30, 2000, are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet at December 31, 1999 was derived from audited financial statements as of that date. Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, for an expanded discussion of the Company's financial disclosures and accounting policies.

                      LSB INDUSTRIES, INC.
         CONDENSED CONSOLIDATED BALANCE SHEETS (Note 10)
           (Information at June 30, 2000 is unaudited)
                     (Dollars in thousands)


                                   June 30,    December 31,
ASSETS                               2000          1999

Current assets:

 Cash and cash equivalents         $  3,941     $   3,130
 Trade accounts receivable, net      47,893        44,549

 Inventories:
   Finished goods                      13,385      15,983
   Work in process                      6,339       5,503
   Raw materials                       10,367       8,994
                                   _______________________
    Total inventory                    30,091      30,480

 Supplies and prepaid items             4,531       4,617
                                   _______________________

  Total current assets                 86,456      82,776

Property, plant and equipment,
  net                                  82,981      83,814

Other assets, net                      21,078      22,045
                                   ________________________

                                    $ 190,515   $ 188,635
                                   ========================

                  (Continued on following page)

                      LSB INDUSTRIES, INC.
         CONDENSED CONSOLIDATED BALANCE SHEETS (Note 10)
           (Information at June 30, 2000 is unaudited)
                     (Dollars in thousands)

                                         June 30,    December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY        2000         1999

Current liabilities:
  Drafts payable                          $    291    $     360
  Accounts payable                          22,979       18,791
  Brokerage account payable                  4,863            -
  Accrued liabilities                       19,391       18,563
  Current portion of long-term debt
   (Note 6)                                 36,090       33,359
                                          _______________________

    Total current liabilities               83,614       71,073

Long-term debt (Note 6)                    103,858      124,713

Accrued losses on firm purchase
 commitments and other noncurrent
 liabilities (Note 11)                       6,255        6,883


Commitments and Contingencies (Note 5)           -            -

Redeemable, noncumulative convertible
  preferred stock, $100 par value;
  1,462 shares issued and outstanding          139          139

Stockholders' equity (Notes 2, 3, 5
 and 10):
  Series B 12% cumulative, convertible
   preferred stock, $100 par value;
   20,000 shares issued and outstanding      2,000        2,000
  Series 2 $3.25 convertible,
   exchangeable Class C preferred
   stock, $50 stated value; 907,325
   shares issued in 2000 (920,000
   in 1999)                                 45,366       46,000
  Common stock, $.10 per value
    75,000,000 shares authorized,
    15,163,368 shares issued in 2000
    (15,108,716 in 1999)                     1,516        1,511
  Capital in excess of par value            39,906       39,277
  Accumulated deficit                      (75,858)     (86,675)
                                         _________________________
                                            12,930        2,113
Less treasury stock, at cost:
  Series 2 Preferred, 5,000 shares             200          200
  Common stock, 3,285,957 shares            16,081       16,086
                                         ________________________
Total stockholders' deficit                 (3,351)     (14,173)
                                         ________________________
                                         $ 190,515    $ 188,635
                                         =========================


                    (See accompanying notes)

                      LSB INDUSTRIES, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)
             Six Months Ended June 30, 2000 and 1999
        (Dollars in thousands, except per share amounts)

                                                2000       1999
Businesses continuing at June 30,:

Revenues:
  Net sales                                  $ 146,184   $ 130,585
  Other income                                   2,182       1,333
                                             ______________________
                                               148,366     131,918
Costs and expenses:
  Cost of sales                                115,215     102,401
  Selling, general and administrative           23,348      24,044
  Interest                                       8,084       7,250
  Provision for loss on firm purchase
   commitments (Note 11)                         2,485       7,500
  Other expenses                                 1,661       1,439
                                             ______________________
                                               150,793     142,634
                                             ______________________
Loss from continuing operations before
 business disposed of, provision for
 income taxes extraordinary gain                (2,427)    (10,716)

Business disposed of (Note 8):
  Revenues                                           -       6,374
  Operating costs, expenses and interest             -       8,105
                                              ______________________
                                                     -      (1,731)
  Loss on disposal of business                       -      (1,971)
                                              ______________________
                                                     -      (3,702)
Loss from continuing operations before
 provision for income taxes and
 extraordinary gain                             (2,427)    (14,418)

Provision for income taxes                           -          50
                                              ______________________

Loss from continuing operations before
 extraordinary gain                             (2,427)    (14,468)

Net loss from discontinued operations
 (Note 9)                                            -      (2,431)
Extraordinary gain, net of income taxes of
 $225 (Note 6)                                  13,244           -
                                               ____________________

Net income (loss)                             $ 10,817   $ (16,899)
                                              =======================
Net income (loss) applicable to common
 stock (Note 2)                               $  9,229   $ (18,521)
                                              =======================

Weighted average common shares (Note 2):
  Basic and Diluted                         11,864,686  11,856,472


Income (loss) per common share (Note 2):
  Basic and diluted:
    Net loss from continuing operations      $   (.34)  $   (1.35)

    Net loss from discontinued operations           -        (.21)
    Extraordinary gain                           1.12           -
                                            ________________________
    Net income (loss) applicable to common
     stock                                   $    .78   $   (1.56)
                                            ========================

                    (See accompanying notes)

                      LSB INDUSTRIES, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)
            Three Months Ended June 30, 2000 and 1999
        (Dollars in thousands, except per share amounts)

                                               2000       1999
Businesses continuing at June 30,:

Revenues:
  Net sales                                  $ 76,563   $ 70,501
  Other income                                    920        893
                                            _____________________
                                               77,483     71,394
Costs and expenses:
  Cost of sales                                61,524     56,335
  Selling, general and administrative          11,699     12,135
  Interest                                      4,002      3,661
  Provision for loss on firm purchase
   commitments (Note 11)                        1,510      7,500
  Other expenses                                1,427        751
                                             _____________________
                                               80,162     80,382
                                             _____________________
Loss from continuing operations
  before business disposed of, provision
  for income taxes and extraordinary gain      (2,679)    (8,988)

Business disposed of (Note 8):
  Revenues                                          -      3,506
  Operating costs, expenses and interest            -      4,267
                                             _____________________
                                                    -       (761)
  Loss on disposal of business                      -     (1,971)
                                             _____________________
                                                    -     (2,732)
                                             _____________________
Loss from continuing operations before
 provision for income taxes and
 extraordinary gain                            (2,679)   (11,720)

Provision for income taxes                          -          -
                                             ______________________

Loss from continuing operations before
  extraordinary gain                           (2,679)   (11,720)

Net loss from discontinued operations
 (Note 9)                                           -     (1,369)
Extraordinary gain, net of income taxes of
 $225 (Note 6)                                 13,244          -
                                             _____________________

Net income (loss)                            $ 10,565   $ (13,089)
                                            =======================

Net income (loss) applicable to common
 stock (Note 2)                              $  9,772   $ (13,895)
                                            =======================

Weighted average common shares (Note 2):
  Basic and Diluted                        11,877,389  11,835,020

Income (loss) per common share (Note 2):
  Basic and diluted:
  Net loss from continuing operations      $    (.30)  $    (1.05)
  Net loss from discontinued operations            -         (.12)
  Extraordinary gain                            1.12            -
                                           _________________________
  Net income (loss) applicable to common
   stock                                   $     .82   $    (1.17)
                                           =========================

          (See accompanying notes)

                       LSB INDUSTRIES, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
             Six Months Ended June 30, 2000 and 1999
                     (Dollars in thousands)

                                                  2000       1999

Cash flows from operating activities:
Net income (loss)                              $ 10,817   $ (16,899)
Adjustments to reconcile net income (loss) to
 cash flows provided by continuing operations:
   Net loss from discontinued operations              -       2,431
   Extraordinary gain on extinguishment of
    debt                                        (13,469)          -
   Depreciation, depletion and amortization:
    Property, plant and equipment                 4,209       5,110
    Other                                           703         634
   Provision for possible losses on
    receivables and other assets                    144         639
   Loss on sale of assets                             -          23
   Loss on business disposed of                       -       1,971
   Inventory write-down and loss on
    firm purchase commitments, net of
    realization of $1,521 in 2000                   964       9,100
   Cash provided (used) by changes in assets
    and liabilities, (net of effects of
    discontinued operations):
      Trade accounts receivable                  (3,319)     (4,684)
      Inventories                                   389         847
      Supplies and prepaid items                   (803)     (2,659)
      Accounts payable                            4,188       4,205
      Accrued liabilities                          (688)      (134)
                                               ______________________

Net cash provided by continuing operating
 activities                                       3,135         674

Cash flows from investing activities:
    Capital expenditures                         (3,721)    (3,968)
    Principal payments on loans receivable            -        480
    Proceeds from sale of equipment                  76          3
    Decrease (increase) in other assets             612        (81)
                                              ______________________

Net cash used in investing activities            (3,033)    (3,566)

Cash flows from financing activities:
    Proceeds from long-term and other debt        2,447          -
    Payments on long-term and other debt         (3,023)    (1,931)
    Net change in revolving debt facilities       1,354     11,576
    Net change in drafts payable                    (69)      (338)
    Dividends paid on Preferred Stocks (Note 3)       -     (1,622)
    Purchases of treasury stock (Note 3)              -       (230)
                                              ______________________

Net cash provided  by financing activities          709      7,455
Net cash used in discontinued operations              -     (3,060)
                                              _______________________
Net increase in cash and cash equivalents           811      1,503

Cash and cash equivalents at beginning of
 period                                           3,130      1,459
                                              _______________________

Cash and cash equivalents at end of period     $  3,941  $   2,962
                                              =======================

          (See accompanying notes)

                       LSB INDUSTRIES, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
             Six Months Ended June 30, 2000 and 1999

Note 1:  Income Taxes      At December 31, 1999, the Company  had
regular tax net operating loss ("NOL") carry-forwards for tax purposes of approximately $75.0 million (approximately $40.0 million alternative minimum tax NOLs). Certain amounts of regular-tax NOL expire beginning in 2000.

For the three and six-month periods ended June 30, 2000, the Company utilized approximately $10 million of regular and alternative minimuum tax NOLs, against which the Company had previously established a valuation allowance, to reduce its income tax expense associated with the extraordinary gain. Income taxes of $225,000 for such periods is comprised primarily of Federal alternative minimum tax.

Note 2: Income (Loss) Per Share Net income (loss) applicable to common stock is computed by adjusting net income or (loss) by the amount of preferred stock dividends. Basic income (loss) per common share is based upon net income (loss) applicable to common stock and the weighted average number of common shares outstanding during each period. All potentially dilutive securities were antidilutive for all periods presented.

For the six months ended June 30, 2000, the Company's Board of Directors did not declare and pay the regular quarterly dividend of $.8125 on the Company's Series 2 $3.25 Convertible Class C preferred stock. Dividends in arrears at June 30, 2000, amounted to approximately $2.9 million. In addition, the Company's Board of Directors did not declare and pay the January 1, 2000 regular dividend on the Company's Series B 12% Convertible, Cumulative Preferred Stock. Dividends in arrears at June 30, 2000, related to the Company's Series B 12% Convertible, Cumulative Preferred Stock, amounted to approximately $.2 million.

The following table sets forth the computation of basic and diluted loss per share:
              (Dollars in thousands, except per share amounts)

                           Six Months Ended        Three Months Ended
                               June 30,                 June 30,
                            2000       1999         2000        1999


Net income (loss)         $ 10,817   $(16,899)    $ 10,565    $(13,089)
Preferred stock dividend
 requirements               (1,588)    (1,622)        (793)       (806)
                          ____________________    _____________________
Income (loss) available
 to common stockholders   $  9,229   $(18,521)    $  9,772    $(13,895)
                          =====================   =====================

Weighted - average
 shares                 11,864,686 11,856,472    11,877,389  11,835,020
                        ______________________   ______________________

Basic and diluted income
 (loss) per share        $    .78  $   (1.56)     $     .82  $    (1.17)
                        ======================   =======================


Note 3: Stockholders' Equity
The table below provides detail of activity in the stockholders' equity accounts for the six months ended June 30, 2000:

                         Common Stock      Non-      Capital  Accumulated  Treasury   Treasury    Total
                        Shares    Par   redeemable   in excess   deficit     Stock-     Stock-
                                 Value  Preferred     of par                 Common    Preferred
                                          Stock       value

                                                       (in thousands)
  Balance at
   December 31,
   1999                15,109  $ 1,511   $ 48,000    $ 39,277   $(86,675)   $(16,086)   $  (200)   $(14,173)

  Net Income                -        -          -           -     10,817           -          -    10,817

  Conversion of
   12,675 shares
   of non-redeemable
   preferred stock
   to common stock        54         5       (634)        629          -           -          -         -

  Exchange of 4,000
   shares of common
   stock held in
   treasury for Board
   of Director fees        -         -          -           -          -           5          -         5
                   ______________________________________________________________________________________

  Balance at June
   30, 2000       (1) 15,163   $ 1,516   $ 47,366    $ 39,906   $(75,858)   $(16,081)   $  (200) $ (3,351)
                  ========================================================================================

(1) Includes 3,286 shares of the Company's Common Stock held in treasury. Excluding the 3,286 shares held in treasury, the outstanding shares of the Company's Common Stock at June 30, 2000 were 11,877.

Note 4: Segment Information

                           Six Months Ended      Three Months Ended
                               June 30,               June 30,
                            2000       1999        2000       1999
                                        (in thousands)

Net sales:
 Businesses
continuing:
  Chemical               $  76,308   $  69,690   $  41,241   $ 38,945
  Climate Control           64,269      56,025      32,639     29,326
  Industrial Products (4)    5,607       4,870       2,683      2,230
                         _____________________________________________
                           146,184     130,585      76,563     70,501
Business disposed of
 - Chemical (1)                  -       6,374           -      3,506
                         _____________________________________________
                          $146,184   $ 136,959   $  76,563   $ 74,007
                         =============================================
Gross profit: (2)
 Businesses continuing:
  Chemical                $ 12,026   $   9,624   $   5,916   $  4,667
  Climate Control           17,356      17,313       8,397      8,992
  Industrial Products        1,587       1,247         726        507
                         ____________________________________________
                          $ 30,969   $  28,184   $  15,039   $ 14,166
                         =============================================
Operating profit
  (loss):  (3)
 Businesses continuing:
  Chemical                $  5,850   $  2,525    $  2,486    $  1,078
  Climate Control            5,713      5,715       3,027       3,008
  Industrial Products          206       (913)       (111)       (501)
                         _____________________________________________
                            11,769      7,327       5,402       3,585

Business disposed of -
 Chemical (1)                    -     (1,488)          -        (643)
                         _____________________________________________
                            11,769      5,839       5,402       2,942

General corporate expenses
 and other income or
 expenses, net              (3,627)    (3,293)     (2,569)     (1,412)
Interest expense:
 Business disposed of (1)        -       (243)          -        (118)
 Businesses continuing      (8,084)    (7,250)     (4,002)     (3,661)
Loss on business
 disposed of                     -     (1,971)          -      (1,971)
Provision for loss on
 firm purchase commitments
 Chemical                   (2,485)    (7,500)     (1,510)     (7,500)
                          _____________________________________________
Loss from continuing
 operations before
 provision for income
 taxes and extraordinary
 gain                     $ (2,427)   $(14,418)   $ (2,679)   $(11,720)
                          ==============================================

(1) In August 1999, the Company sold substantially all the assets of its wholly owned Australian subsidiary. See Note 8 of Notes to Condensed Consolidated Financial Statements for further information. The operating results have been presented separately in the above table.

(2) Gross profit by industry segment represents net sales less cost of sales.

(3) Operating profit (loss) by industry segment represents revenues less operating expenses before deducting general corporate and other expenses, interest expense, provision for loss on firm purchase commitments and income taxes and before extraordinary gain.

(4) Excludes  intersegment sales to Climate  Control  of  $97,000 and $591,000 for the three and six months ended June 30, 2000 ($105,000 and $254,000 in 1999), respectively.

Note 5: Commitments and Contingencies

Debt Guarantee

On October 17, 1997, Prime Financial Corporation ("Prime"), a subsidiary of the Company, borrowed from SBL Corporation, a corporation wholly owned by the spouse and children of Jack E. Golsen, Chairman of the Board and President of the Company, the principal amount of $3,000,000 (the "Loan") on an unsecured basis and payable on demand, with interest payable monthly in arrears at a variable interest rate equal to the Wall Street Journal
Prime Rate plus 2% per annum. The purpose of the loan was to assist the Company by providing additional liquidity. The Company has guaranteed the Prime Loan. As of June 30, 2000, the unpaid principal balance on the Prime Loan was $1,950,000. In April, 2000, at the request of Prime and the Company, SBL agreed to modify the demand note to make such a term note with a maturity date no earlier than April 1, 2001, unless the Company receives cash proceeds in connection with either (i) the sale or other disposition of KAC Acquisition Corp. and/or Kestrel Aircraft, and/or (ii) the repayment of loans by Co-Energy Group and affiliates, and/or the repayment of amounts in connection with the stock option agreement with the shareholders of Co-Energy Group, and/or (iii) some other source that is not in the Company's projections for the year 2000. From April 1, 2000 until no sooner than April 1, 2001, any demand for repayment of principal under the Prime Loan shall not exceed $1,000,000 from proceeds realized on item (ii) and $950,000 from proceeds realized on items (i) and (iii) discussed above.

In order to make the Loan to Prime, SBL and certain of its affiliates borrowed the $3,000,000 from a bank (collectively "SBL Borrowings"), and as part of the collateral pledged by SBL to the bank in connection with such loan, SBL pledged, among other things, its note from Prime. In order to obtain SBL's agreement as provided above, and for other reasons, effective April 21, 2000, a subsidiary of the Company guaranteed on a limited basis the obligations of SBL and its affiliates relating to the unpaid principal amount due to the bank in connection with the SBL Borrowings, and, in order to secure its obligations under the guarantees pledged to the bank 1,973,461 shares of the Company's Common Stock that it holds as treasury stock. Under the guarantee, the Company's liability is limited to the value, from time to time, of the Company's Common Stock pledged by the Company. As of June 30, 2000, the outstanding principal balance due to the bank from SBL as a result of such loan was $1,950,000.

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

     No legal action has yet been filed. The amount of the Company's cost associated with the cleanup of the site is unknown due to continuing changes in the estimated total cost of cleanup of the site and the percentage of the total waste which was alleged to have been contributed to the site by the Company. The Company had accrued an amount based on a preliminary settlement proposal by the alleged potential responsible parties; however, this liability was assumed as of May 4, 2000, by the purchaser of the Automotive Business. In connection with such assumption, certain of the Company's subsidiaries received an indemnification by the purchaser of the Automotive Business.

B.   Arch  Minerals  Corporation, et al. v. ICI  Explosives  USA,
     Inc., et al. On May 24, 1996, the plaintiffs filed this civil cause of action against EDC and five other unrelated commercial explosives manufacturers alleging that the defendants allegedly violated certain federal and state antitrust laws in connection with alleged price fixing of certain explosive products. EDC does not believe that EDC conspired with any party, including, but not limited to, the five other defendants, to fix prices in connection with the sale of commercial explosives. Based on the anticipated future cost of defense and without admission of any kind, EDC has agreed to settle this action in principle for an amount which management does not consider material which was accrued and charged to operations in the three-month period ended June 30, 2000.

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

Note 6: Long-Term Debt

As of June 30, 2000, the Company and certain of its subsidiaries, including ClimaChem, are parties to a Revolving Credit Facility evidenced by two separate loan agreements ("Agreements") with a lender ("Lender") collateralized by receivables, inventories and proprietary rights of the parties to the Agreements. The Agreements have been amended from time to time since inception to accommodate changes in business conditions and financial results.

The Agreements, as amended, requires the Company and ClimaChem to maintain certain financial ratios and contain other financial covenants, including capital expenditure limitations. The maximum borrowing ability under the amended Agreements is the lesser of $50.0 million or the borrowing availability calculated using advance rates and eligible collateral less a Reserve of $5.0 million. The Agreements, as amended, provide for interest at the Lender's prime rate plus 1.5% per annum or, at the Company's option, at the Lender's LIBOR rate plus 3.875% per annum. The term of the Agreements is through December 31, 2000, and is renewable thereafter for successive thirteen-month terms if, by October 1, 2000, the Company and Lender shall have determined new financial covenants for the calendar year beginning in January 2001. The Company may terminate the Revolving Credit Facility prior to maturity; however, should the Company do so, it would be required to pay a termination fee of $500,000. While there is no assurance that the Company will be successful in extending the term of such credit facility, the Company believes it will be successful in extending such facility or replacing such facility from another Lender with substantially the same terms during 2000.

The outstanding borrowings under the Revolving Credit Facility of $28.8 million at June 30, 2000 are classified as long-term debt due within one year. As of June 30, 2000, the Borrowing Group, excluding the " Reserve" had availability of $9.4 million. The effective interest rate at June 30, 2000 was 11.0%.

In November 1997, the Company's wholly owned subsidiary, ClimaChem, Inc. ("ClimaChem"), completed the sale of $105 million principal amount of 10 3/4% Senior Notes due 2007, (the "Notes"). Interest on the Notes is payable semiannually in arrears on June 1 and December 1 of each year, and the principal is payable in the year 2007. The Notes are senior unsecured obligations of ClimaChem and rank pari passu in right of payment to all existing senior unsecured indebtedness of ClimaChem and its subsidiaries. The Notes are effectively subordinated to all existing and future senior secured indebtedness of ClimaChem. As of June 30, 2000, ClimaChem was current on the payment of all interest due the holders of the Notes.

During the second quarter of 2000, a subsidiary of ClimaChem repurchased approximately $19.2 million of the Notes and recognized a gain of approximately $13.2 million, net of income taxes of $.2 million. The outstanding principal balance of the Notes is approximately $85.8 million at June 30, 2000. In July 2000, the Company repurchased approximately $6.0 million of additional Notes on approximately the same basis as the second quarter purchases.

ClimaChem owns substantially all of the companies comprising the Company's Chemical and Climate Control Businesses. ClimaChem is a holding company with no significant assets other than the notes and accounts receivable from the Company or material operations other than its investments in its subsidiaries, and each of its subsidiaries is wholly owned, directly or indirectly, by ClimaChem. ClimaChem's payment obligations under the Notes are fully, unconditionally and joint and severally guaranteed by all of the existing subsidiaries of ClimaChem (the "Guarantors"), except for one subsidiary, El Dorado Nitrogen Company ("EDNC"). Separate financial statements and other disclosures concerning the guarantors are not presented herein because management has determined they are not material to investors.

Summarized consolidated unaudited balance sheet information of ClimaChem and its subsidiaries as of June 30, 2000 and December 31, 1999 and the results of operations for the six-month and three-month periods ended June 30, 2000 and 1999 are detailed below.

ClimaChem, Inc.                        June 30,     December 31,
                                         2000           1999
                                           (in thousands)
Balance sheet data:
Cash                                   $   3,401     $   2,673

Trade accounts receivable, net            45,581        41,934

Inventories:
  Finished goods                          10,018        11,275
  Work in process                          6,339         5,503
  Raw material                            10,428         8,994
                                       _________________________
    Total inventory                       26,785        25,772

Supplies and prepaid items                 4,468         4,314
Due from LSB and affiliates, net (1)       1,840         1,758
                                       _________________________
Total current assets                      82,075        76,451

Property, plant and equipment, net        75,225        75,667

Notes and interest receivable from
 LSB and  affiliates (1)                  14,046        13,948

Other assets, net                         16,783        18,012
                                       _________________________
Other assets, net

Total assets                           $ 188,129     $ 184,078
                                       =========================

Accounts payable                       $  21,017     $  16,312
Brokerage account payable                  4,863             -
Accrued liabilities                       15,829        13,791
Current portion of long-term debt         31,139        29,644
                                       __________________________

Total current liabilities                 72,848        59,747

Long-term debt                            94,395       112,544

Accrued losses on firm purchase
 commitments                               5,009         5,652

Stockholders' equity                      15,877         6,135
                                       _________________________

Total liabilities and stockholders'
 equity                                $ 188,129     $ 184,078
                                       =========================

                           Six Months Ended     Three Months Ended
                               June 30,              June 30,
ClimaChem, Inc.              2000      1999       2000      1999
                                       (in thousands)

Operations data:
Revenues:
  Net sales               $ 140,577  $ 125,178   $  73,880 $  68,357
  Other income                   55        240           -        76
                          _____________________  _____________________
                            140,632    125,958      73,880    68,433

Costs and expenses:
  Cost of sales             111,729     98,955      59,575    54,810
  Selling, general and
   administrative            21,938     20,336      11,024    10,319
  Interest                    7,307      7,131       3,616     3,637
  Provision for loss on
   firm purchase commitments  2,485      7,500       1,510     7,500
  Other expense                   -          -         687         -
                          _____________________  _____________________
                            143,459    133,922      76,412    76,266
                          _____________________  _____________________
Loss before business
 disposed of, benefit
 for income taxes and
 extraordinary gain          (2,827)   (7,964)      (2,532)   (7,833)

Business disposed of
  Revenues                       -      6,374           -     3,506
  Operating costs,
   expenses and
   interest                      -      8,105           -     4,267
                          _____________________  _____________________
                                 -     (1,731)          -      (761)
Loss on disposal of
 business                        -     (1,971)          -    (1,971)
                          _____________________  ______________________
                                 -     (3,702)          -    (2,732)
                          _____________________  ______________________

Loss before benefit for
 income taxes and
 extraordinary gain         (2,827)   (11,666)     (2,532)   (10,565)

Benefit for income taxes         -     (3,074)          -     (3,124)
                          _____________________  ______________________

Loss before extraordinary
 gain                       (2,827)    (8,592)     (2,532)    (7,441)

Extraordinary gain, net
 of income taxes of $900    12,569          -      12,569          -
                          _____________________  _______________________

Net income (loss)         $  9,742   $ (8,592)   $ 10,037   $ (7,441)
                          =====================  =======================

     (1) Notes and other receivables from LSB and affiliates are eliminated when consolidated with LSB.

Note 7: Comprehensive Income The Company presents comprehensive income in accordance with Financial Accounting Standard No. 130 "Reporting Comprehensive Income" ("SFAS 130"). The provisions of SFAS 130 require the Company to classify items of other comprehensive income in the financial statements and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid in capital in the equity section of the balance sheet.

Other comprehensive income for the six-month and three-month periods ended June 30, 2000 and 1999 is detailed below.

                               Six Months         Three Months
                             Ended June 30,       Ended June 30,
                             2000      1999       2000     1999
                                      (in thousands)

Net income(loss)           $10,817   $(16,899)   $10,565  $(13,089)
Foreign currency
 translation income              -      1,599          -     1,337
                           ________________________________________
Total comprehensive
 income (loss)             $10,817   $(15,340)   $10,565  $(11,752)
                           =========================================

Note 8: Businesses Disposed of On August 2, 1999, the Company sold substantially all the assets of its wholly owned Australian subsidiary, Total Energy Systems Limited and its subsidiaries ("TES"), of the Chemical Business. The loss associated with the disposition was $2.0 million and was comprised of disposition costs of approximately $.3 million, the recognition in earnings of the cumulative foreign currency loss of approximately $1.1 million and approximately $.6 million related to the resolution of certain environmental matters.

Note 9: Discontinued Operations On April 5, 2000, the Board of Directors approved a plan of disposal of the Company's Automotive Products Business to allow the Company to focus its efforts and financial resources on its core businesses, Chemical and Climate Control. Accordingly, the Automotive Business has been presented in the accompanying consolidated financial statements as a discontinued operation. The Company concluded the sale of the substantially all of the assets of the Automotive Products Business on May 4, 2000. As a result of the sale, the Company did not receive any cash but did receive promissory notes totaling $8.7 million, secured by a second lien on the buyer's assets, and subordinated to the buyer's working capital lender. In addition, the buyer assumed substantially all of the debts of the Company's Automotive Products Business. The terms of the sale of the Automotive Products Business calls for no payments of principal on the notes to the Company for the first two years following closing, and future receipts are entirely dependent upon the buyers' ability to make the business profitable. Accordingly the Company fully reserved its notes and related interest receivable from the buyer and its investment in the net assets as of June
30,  2000  and  December 31, 1999, respectively  .   The  Company
remains  a guarantor on certain equipment notes of the Automotive
Products   Business   which  had  outstanding   indebtedness   of
approximately $4.1 million as of June 30, 2000 and on its revolving credit agreement in the amount of $1.0 million (for which the Company has posted a letter of credit as of June 30,
2000). The loss on disposal does not include the loss, if any, which may result if the Company is required to perform on its guarantees described above. As of the date of this report, the the Company believes that the buyer is current on its obligations guaranteed by the Company; however, there are no assurances that the Company will not be required to perform on its guarantees in a future period. Net assets of the discontinued Automotive operations were as follows as of December 31, 1999 (zero as of June 30, 2000):

                                       December 31,
                                           1999
                                      (in thousands)

    Accounts receivable, net            $  4,852
    Inventories                           15,178
    Other current assets                     502
                                       ___________
           Total current assets           20,532

    Property and equipment, net            7,439
    Other assets                           2,138
                                       ___________
          Total noncurrent assets          9,577

    Accounts payable and accrued
     liabilities                          (3,714)
    Current portion of long-term debt    (12,096)
    Accrued loss through estimated
     disposal date and other current
     liabilities                          (2,289)
                                       ____________
         Total current liabilities       (18,099)

    Long-term debt due after one year     (4,115)
                                       ____________
                                           7,895
    Valuation allowance                   (7,895)
                                       ____________
    Net assets of discontinued
     operations                         $      -
                                       ============

Operating results of the discontinued Automotive operations for the six-month and three-month periods ended June 30, 1999, are as follows:

                                  Six Months    Three Months
                                    Ended          Ended
                                June 30, 1999  June 30, 1999
                                       (in thousands)

Revenues                           $19,057         $ 8,915

Cost of sales                       14,984           6,975
Selling, general                     4,815           2,398
 and administrative
Interest                             1,584             806
Other expenses                         105             105
                                   _________________________

Loss from discontinued operations  $(2,431)        $(1,369)
                                   =========================

Revenues of the Automotive Products Business of $10.3 million through May 4, 2000 ($3.3 million for the period April 1, 2000 through May 4, 2000) have been excluded from revenues in the accompanying Condensed Consolidated Statement of Operations of LSB Industries, Inc. for the six-month and three-month periods ended June 30, 2000.

Note:  10   Liquidity and Management's Plan   The  Company  is  a
diversified holding company and, as a result, it is dependent on credit agreements and its ability to obtain funds from its subsidiaries in order to pay its debts and obligations.

The Company's wholly owned subsidiary, ClimaChem, Inc. ("ClimaChem") and its subsidiaries are dependent on credit agreements with lenders and internally generated cash flow in order to fund their operations and pay their debts and obligations.

As of June 30, 2000, the Company and certain of its subsidiaries, including ClimaChem, are parties to a working capital line of credit evidenced by two separate loan agreements ("Agreements") with a lender ("Lender") collateralized by receivables, inventories and proprietary rights of the parties to the
Agreements. The Agreements have been amended from time to time since inception to accommodate changes in business conditions and financial results.

The term of the Agreements is through December 31, 2000, and is renewable thereafter for successive thirteen-month terms if, by October 1, 2000, the Company and Lender shall have determined new financial covenants for the calendar year beginning in January 2001. The Company believes that it will be successful in extending such facility or replacing such facility with another lender with substantially the same terms during 2000.

As of June 30, 2000 the Company, exclusive of ClimaChem, and ClimaChem have a borrowing availability under their existing revolver of $.3 million, and $9.1 million, respectively, or $9.4 million in the aggregate and the effective interest rate was
11.0%. Borrowings under the Revolver outstanding at June 30, 2000, were $28.8 million. The annual interest on the outstanding debt under the Revolver at June 30, 2000, at the rates then in effect would approximate $3.2 million. The Agreements also restrict the flow of funds, except under certain conditions, to subsidiaries of the Company that are not parties to the Agreement.

ClimaChem  is restricted as to the funds that it may transfer  to
the   Company   under  the  terms  contained  in   an   Indenture
("Indenture")  covering  the Senior  Unsecured  Notes  issued  by
ClimaChem.   Under  the terms of the Indenture, ClimaChem  cannot
transfer funds to the Company, except for (i) the amount of income taxes that they would be required to pay if they were not consolidated with the Company (the "Tax Sharing Agreement"), (ii) an amount not to exceed fifty percent (50%) of ClimaChem's cumulative net income from January 1, 1998 through the end of the period for which the calculation is made for the purpose of proposing a dividend payment, and (iii) the amount of direct and indirect costs and expenses incurred by the Company on behalf of ClimaChem and ClimaChem's subsidiaries pursuant to a certain services agreement and a certain management agreement to which the companies are parties. ClimaChem sustained a net loss of $19.2 million in the calendar year 1999, and net income of approximately $9.7 million for the six months ended June 30, 2000 including an extraordinary gain of $12.6 million, net of income taxes, resulting from the repurchase of Senior
Unsecured Notes. No amounts were paid to the Company by ClimaChem under the Tax Sharing Agreement, nor under the Management Agreement during 1999. For the six months ended
June 30, 2000,  ClimaChem  was required  to  pay  the  Company
$900,000 under the Management Agreement inasmuch as earnings before interest, income taxes, depreciation and amortization ("EBITDA") exceeded $13.0 million for the period. It is possible that ClimaChem could pay up to $1.8 million of management fees to the Company for fiscal 2000 should operating results be favorable
(if ClimaChem has EBITDA in excess of $26.0 million for fiscal 2000). In addition, ClimaChem recorded a provision for income taxes relating to the extraordinary gain on the repurchase of Senior Unsecured Notes for the six months ended June 30, 2000 of $.9 million, $.8 million of which is payable to the Company under the terms of the Tax Sharing Agreement. There are no assurances that additional amounts will be earned in future quarters or that the amount earned in the first half of 2000 will not be required to be repaid in subsequent periods. Due to these limitations, the Company and its non-ClimaChem subsidiaries have limited resources to satisfy their obligations and may not be in a position to satisfy its obligation to ClimaChem. The amount which the Company owed ClimaChem at June 30, 2000 includes approximately
$.5 million for interest due June 1, 2000 on a $10 million note payable by the Company to ClimaChem.

Due to the Company's and ClimaChem's net losses for the years of 1998 and 1999 and the limited borrowing ability under the Revolver, the Company discontinued payment of cash dividends on its common stock for periods subsequent to January 1, 1999, until the Board of Directors determines otherwise, and the Company has not paid the regular quarterly dividend of $.8125 on its outstanding $3.25 Convertible Exchangeable Class C Preferred Stock Series 2 ("Series 2 Preferred") since June 15, 1999, totaling approximately $2.9 million. In July 2000, the Company repurchased 172,500 shares of the Series 2 Preferred with a stated value of approximately $8.6 million for approximately $.9 million. Also, the Company's Board of Directors has decided not to pay the September 15, 2000 dividend payment on its outstanding Series 2 Preferred. If the September 15 dividends on the Series 2 Preferred is not paid, the amount of the total arrearage of unpaid dividend payment on the outstanding Series 2 Preferred will be approximately $3.0 million. In addition, the Company did not pay the January 1, 2000 regular dividend on the Series B Preferred. The Company does not anticipate having funds available to pay dividends on its stock for the foreseeable future.

As of June 30, 2000, the Company had working capital of approximately $2.8 million and long-term debt due after one year of approximately $103.9 million on a consolidated basis. However, the Company and its subsidiaries which are not subsidiaries of ClimaChem had a working capital deficit of approximately $4.2 million and long-term debt due after one year of approximately $24.7 million including the amount owed to ClimaChem.

The Company's plan for the remainder of 2000 identifies specific non-core assets which the Company will attempt to realize to provide additional working capital to the Company in 2000. As part of the plan, the Company is presently evaluating alternatives for realizing its net investment in the Industrial Products Business. Further the Company's plan also calls for the realization of the Company's investment in an option to acquire an energy conservation company and advances made to such entity (the "Optioned Company"). In April 2000, the Company received written acknowledgment from the President of the Optioned Company that it had executed a letter of intent to sell to a third party, the proceeds from which would allow repayment of the advances and options payments to the Company in the amount of approximately $2.7 million. Upon receipt of these proceeds, the Company is required to repay up to $1.0 million of outstanding indebtedness to a related party, SBL Corporation, related to an advance made to the Company in 1997. The remaining proceeds would be available for corporate purposes.

During 1999 and into 2000, the Company has been restructuring its operations and reducing its workforce as opportunities arise. The Company also successfully renegotiated its primary raw material purchase contracts in the Chemical Business in an effort to improve the profitability of the Business and focused its attention on the development of new, market-innovated products in the Climate Control Business.

During the second quarter of 2000, a subsidiary of ClimaChem repurchased approximately $19.2 million of the Senior Unsecured Notes and recognized a gain of approximately $13.2 million, net of income taxes. At June 30, 2000, the subsidiary had a liability to the brokerage firms which reacquired the Senior Unsecured Notes in the amount $4.9 million which was paid in July 2000 out of the subsidiary's working capital. In July 2000, the Company repurchased approximately $6.0 million of additional Senior Unsecured Notes on approximately the same basis as the second quarter purchases.

For the remainder of 2000, the Company has planned capital expenditures of approximately $2.5 million, primarily in the Chemical and Climate Control Businesses, but such capital expenditures are dependent upon obtaining acceptable financing. The Company expects to delay these expenditures as necessary based on the availability of adequate working capital and the availability of financing. The Company believes, based upon present circumstances, that it will receive relief from certain of the compliance dates under its wastewater management project and expects that this will ultimately result in the delay in the implementation date of such project. Because the Company has not completed its evaluation of engineering alternatives, the Company has not yet provided to the state of Arkansas its final design plans by the deadline of August 1, 2000 set forth in the applicable consent order. The consent order provides that the August 1, 2000 deadline for submission of final design plans will be preceded by the agency's issuance of a revised permit. The revised permit will include the discharge limits that will apply to the wastewater treatment project. To date the state has deferred issuance of the revised permit. The Company continues to regularly advise the state of the projects engineering status and financing status. Construction of the wastewater treatment project is subject to the Company obtaining financing to fund this project. There are no assurances that the Company will be able to obtain the required financing. Failure to construct the wastewater treatment project could have a material adverse effect on the Company.

The Company's plan for the remainder of 2000 involves a number of initiatives and assumptions which management believes to be reasonable and achievable; however, should the Company not be able to execute this plan described above, it may not have resources available to meet its obligations as they come due.

Note 11:  Loss on Firm Purchase Commitment   The Chemical Business
is obligated to purchase anhydrous ammonia pursuant to the terms of a firm uncancelable supply contract. At June 30, 2000, the purchase price the Chemical Business was required to pay for anhydrous ammonia to be purchased under the contract, which was approximately ten percent of the Chemical Business' anhydrous ammonia requirements in 2000 (15% in 2001 and 2002), exceeded and was expected to continue to exceed the spot market prices throughout the purchase period. Due to the estimated sales prices and the cost to produce the nitrate products, including the cost of the anhydrous ammonium to be purchased under the contract, the costs of certain of the Company's nitrate based products are
expected  to  exceed the anticipated future sales prices.   As  a
result, an additional provision for loss on the firm purchase commitment of $1.5 million was recorded in the second quarter of
2000  ($2.5 million for the six months ended June 30, 2000).   At
June 30, 2000 and December 31, 1999, the accompanying balance sheets include remaining accrued losses under the firm purchase commitment of $8.4 and $7.4 million, respectively ($3.4 and $1.8 million of which is classified as current in accrued liabilities, respectively). Due to the pricing mechanism in the contract, it is reasonably possible that this loss provision estimate may change in the near term.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS

      The  following  Management's  Discussion  and  Analysis  of
Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the Company's June 30, 2000 Condensed
Consolidated Financial Statements.

       Certain   statements  contained  in   this   "Management's
Discussion  and  Analysis of Financial Condition and  Results  of
Operations"  may  be  deemed  forward-looking  statements.    See
"Special Note Regarding Forward-Looking Statements".

Overview

General

      The Company is pursuing a strategy of focusing on its core businesses relating to its Chemical and Climate Control Businesses. In addition, the Company is seeking to reduce its outstanding indebtedness and improve its liquidity and operating results through liquidation of selected assets. In this regard, the Company previously concluded that its Industrial and Automotive Products Businesses were non-core to the Company.

      The Automotive Products Business was sold pursuant to a definitive plan approved by the Board of Directors. Upon the
closing  of  the  sale,  the  Company  received  notes   in   the
approximate amount of $8.7 million, such notes being secured by a second lien on the assets of the Automotive Products Business. These notes, and any payments of principal and interest, thereon, are subordinated to the buyer's primary lender. The Company will receive no principal payments under the notes for at least the first two years following the sale of the Automotive Products Business, and future receipts are entirely dependent upon the
buyers'  ability  to make the business profitable.   Accordingly,
the Company has fully reserved its note and related interest receivable from the buyer as of June 30, 2000. In addition, the buyer assumed substantially all of the Automotive Products Business' debts and obligations as of the date of the sale.

      During  the  second quarter of 2000, a  subsidiary  of  the
Company   repurchased  approximately  $19.2  million  of   Senior
Unsecured Notes and recognized a gain of approximately $13.2 million, net of income taxes. At June 30, 2000, the subsidiary had a liability to the brokerage firms which reacquired the Senior Unsecured Notes in the amount of $4.9 million which was paid in July 2000 out of the subsidiary's working capital. During July 2000, a subsidiary of the Company repurchased approximately $6.0 million of additional Senior Unsecured Notes on approximately the same basis as the second quarter purchases. The purchases will serve to reduce interest expense by approximately $2.7 million annually.

      In addition, in July 2000, a subsidiary of the Company purchased 172,500 shares of its $3.25 Convertible Exchangeable Class C Preferred Stock, Series 2 ("$3.25 Preferred") for approximately $.9 million. Each share of $3.25 Preferred has a face value of $50.00 per share. The Company bought these shares out of its working capital.

Chemical Business

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

      As of June 30, 2000, the Chemical Business had commitments to purchase 84,000 tons of anhydrous ammonia under a take or pay contract at a minimum volume of 2,000 tons per month of anhydrous ammonia during 2000 and 3,000 tons per month of anhydrous ammonia during 2001 and 2002. In addition, under the contract the Chemical Business is committed to purchase 50% of its remaining requirements of anhydrous ammonia through 2002 from this third party at prices which approximate market prices. Based on the pricing index contained in this contract, prices paid during the six months ended June 30, 2000 were higher than the current market spot price. The purchase price(s) the Chemical Business will be required to pay for the remaining 84,000 tons of anhydrous ammonia under this contract currently exceeds and is expected to continue to exceed the spot market prices throughout the purchase period. As a result, in the first quarter of 2000 and in 1999 the Company recorded loss provisions for anhydrous ammonia required to be purchased during the remainder of the contract aggregating approximately $1.0 and $8.4 million, respectively. At June 30, 2000, an additional loss provision of approximately $1.5 million was recorded based on the forward contract pricing existing at June 30, 2000 and estimated market prices for certain products to be manufactured and sold during the remainder of the contract. At June 30, 2000, the accrued liability for future payments of the loss provision included in the Condensed Consolidated Financial Statements was approximately $8.4 million.

      During 1999 and the six months ended June 30, 2000, the Chemical Business has reported losses from operations after interest and before income tax credit, if any. Management expects the Chemical Business to continue to report losses until natural gas and/or anhydrous ammonia prices come down or until sales prices of the Business' nitrogen products increases to a level that reflects the high price of such raw material. See "Special Note Regarding Forward-Looking Statements".

      The Chemical Business is a member of an organization of domestic fertilizer grade ammonium nitrate producers which sought relief from extremely low priced Russian ammonium nitrate. This industry group filed a petition in July 1999 with the U.S.
International Trade Commission and the U.S. Department of Commerce seeking an antidumping investigation and, if warranted, relief from Russian dumping. The International Trade Commission rendered a favorable preliminary determination that U.S. producers of ammonium nitrate have been injured as a result of Russian ammonium nitrate imports. In addition, the U.S.
Department of Commerce issued a preliminary affirmative determination that the Russian imports were sold at prices that were significantly below their fair market value. On May 19, 2000, the U.S. and Russian governments entered into an agreement to limit volumes and set minimum prices for Russian ammonium nitrate exported to the United States ("Suspension Agreement"). The U.S. industry , however, requested completion of the investigation. On August 2, 2000, by unanimous vote, the U.S. International Trade Commission found that imports by Russian fertilizer grade ammonium nitrate have materially injured the domestic ammonium nitrate industry ("Final Determination"). This Final Determination will not abrogate the Suspension Agreement. However, in the event that Russia withdraws from or violates the Suspension Agreement, an antidumping order would be issued subjecting Russian fertilizer grade ammonium nitrate to a dumping duty of approximately 250%.

     Net Sales in the Chemical Business (excluding the Australian subsidiary in which substantially all of its assets were disposed of in August, 1999) were $76.3 million for the six months ended June 30, 2000 and $69.7 million for the six months ended June 30, 1999. The sales volume from the Chemical Business increased in 2000 from the 1999 level. This increase in sales is due largely to increased sales volume of mining and industrial acid products and improved sales prices of certain agricultural products. The gross profit (excluding the Australian subsidiary) increased to $12.0 million (or 15.8% of net sales) in 2000 from $9.6 million (or 13.8% of net sales) in 1999. The increase in the gross profit was primarily a result of improved sales prices and reductions in costs relating to certain agricultural products and the realization of approximately $1.5 million of the provision for loss on firm purchase commitments and inventory write-down. This increase was partially offset by lower sales prices and increased costs relating to certain mining and industrial acid products.

      The Australian subsidiary revenues for the six months ended June 30, 1999 were $6.4 million and the loss was $3.7 million, including a loss on disposal of $2.0 million. (See Note 8 of Notes to Condensed Consolidated Financial Statements.) See Special Note Regarding Forward-Looking Statements".

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

      Sales of $64.3 million for the six months ended June 30, 2000, in the Climate Control Business were approximately 14.7% greater than sales of $56.0 million for the six months ended June 30, 1999. The gross profit was approximately $17.4 million and $17.3 million in both periods. The gross profit percentage decreased to 27.0% for 2000 from 30.9% for 1999. This decrease is primarily due to (i) increased material costs relating to a new product line and labor costs, (ii) decreased gross margins caused by competitive pressures and (iii) increased sales of products with lower margins.

Industrial Products Business

     Net sales in the Industrial Products Business during the six months ended June 30, 2000 and 1999 were $5.6 million and $4.9 million, respectively, resulting in an operating profit of $.2 million and operating loss of $.9 million, respectively. The net investment in assets of this Business has continued to decrease and the Company expects to realize further reductions in future periods. The Company continues to eliminate certain categories of machines from the product line by not replacing those machines when sold.

RESULTS OF OPERATIONS

Six  months  ended June 30, 2000 vs. Six months  ended  June  30,
1999.

     Revenues

      Total revenues of Businesses continuing for the six months ended June 30, 2000 and 1999 were $148.4 million and $131.9 million, respectively, an increase of $16.5 million. Sales and other income increased $15.6 and $.9 million, respectively.

     Net Sales

      Consolidated net sales of Businesses continuing included in total revenues for the six months ended June 30, 2000, were $146.2 million, compared to $130.6 million for the first six months of 1999, an increase of $15.6 million. This increase in sales resulted principally from: (i) increased sales in the Chemical Business of $6.6 million due primarily from increased sales volume of mining and industrial acid products and improved sales prices of certain agricultural products, (ii) increased sales in the Climate Control Business of $8.2 million due primarily from an increase in export sales and an increase in sales volume due to improved manufacturing processes , and (iii) increased sales in the Industrial Products Business due to an increase in sales of machine tools.

     Gross Profit

      Gross profit of Businesses continuing as a percent of sales was 21.2% for the first six months of 2000, compared to 21.6% for the first six months of 1999. The decrease in the gross profit percentage was primarily the result of lower profit margins in the Climate Control Business caused primarily from (i) increased material costs relating to a new product line and labor costs,
(ii) decreased gross margins caused by competitive pressures, and (iii) increased sales of products with lower margins. This decrease was offset by higher profit margins in the Chemical
Business due to improved sales prices and reductions in costs relating to certain agricultural products and the realization of approximately $1.5 million of the provision for loss on firm purchase commitments and inventory write-down in 2000. This increase was offset by lower sales prices and increased costs relating to certain mining and industrial acid products.

     Selling, General and Administrative Expense

      Selling, general and administrative ("SG&A") expenses as a percent of net sales from Businesses continuing at June 30, 2000, were 16.0% in the six month period ended June 30, 2000, compared to 18.4% for the first six months of 1999. This decrease is primarily the result of higher sales without a comparable increase in expenses, however, SG&A expenses are lower due to strategic efforts to reduce SG&A expenses relating to the Industrial Products Business and a reduction in warranty expenses due to quality control, improvements and improved management of warranty claims in the Climate Control Business.

     Interest Expense

      Interest expense for continuing businesses of the Company was $8.1 million in the first six months of 2000, compared to $7.3 million for the first six months of 1999. The increase of $.8 million primarily resulted from increased lenders' prime rates.

     Provision for Loss

      The Company had a provision for loss on firm purchase commitments of approximately $2.5 and $7.5 million for the six months ended June 30, 2000 and 1999, respectively. See discussion in Note 11 of Notes to Condensed Consolidated Financial Statements.

     Other Expense

      Other expense for the six months ended June 30, 2000 included approximately $.6 million in costs incurred by the Company in attempts to renegotiate the terms and conditions of the Indenture related to the Senior Unsecured Notes of a subsidiary of the Company as well as a provision for a litigation settlement of $.6 million for the six months ended June 30, 2000 (none in 1999).

     Business Disposed of

     The Company sold substantially all the assets of a wholly owned subsidiary in 1999. See discussion in Note 8 of the Notes to Condensed Consolidated Financial Statements.

     Loss  from  Continuing Operations before  Income  Taxes  and
     Extraordinary Gain

      The Company had a loss from continuing operations before income taxes and extraordinary gain of $2.4 million in the first six months of 2000 compared to $14.4 million in the six months ended June 30, 1999. Approximately $5.0 million of the increased profitability of $12.0 million was due to the difference in loss provision on firm purchase commitments. The remainder of the improvement was primarily due to improved profit margins of the Chemical Business relating to certain agricultural products and the realization of the loss provision on firm purchase commitments in 2000 compare to the inventory write-down in 1999 offset by lower profit margins of the Climate Control Business due to increased costs associated with new product lines and labor and lower profit margins in the commercial and export heat pump sales due to competitive pressures. The profit margins of certain mining and industrial acid products of the Chemical Business also decreased due to lower sales prices and higher material costs. In addition, SG&A expenses decreased but were partially offset by increased interest expense.

     Provision for Income Taxes

      As a result of the Company's net operating loss carry-forward for income tax purposes as discussed elsewhere herein and in Note 1 of Notes to Condensed Consolidated Financial Statements, no provisions for income taxes were necessary for the six months ended June 30, 2000. The Company's provisions for income taxes were for current state income taxes and federal alternative minimum taxes in 1999.

     Discontinued Operations

      On April 5, 2000 the Board of Directors approved a plan of disposal of the Company's Automotive Products Business ("Automotive") which was completed on May 4, 2000. Automotive is reflected as discontinued operations for the periods presented. The net loss from discontinued operations of Automotive for the phase-out period beginning January 1, 2000 through May 4, 2000 (closing date) was fully accrued for at December 31, 1999. For the six months ended June 30, 1999, the net loss from discontinued operations was $2.4 million. See discussion in Note 9 of the Notes to Consolidated Financial Statements.

     Extraordinary Gain

      During  the  second quarter of 2000, a  subsidiary  of  the
Company  repurchased approximately $19.2 million  of  the  Senior
Unsecured  Notes  and  recognized a gain of  approximately  $13.2 million, net of income taxes of $.2 million.

Three months ended June 30, 2000 vs. Three months ended June  30,
1999.

     Revenues

     Total revenues of Businesses continuing for the three months ended  June  30,  2000  and  1999 were $77.5  million  and  $71.4 million, respectively, an increase of $6.1 million relating to net sales.

     Net Sales

      Consolidated net sales of Businesses continuing included in total revenues for the three months ended June 30, 2000, were
$76.6  million,  compared to $70.5 million for the  three  months ended June 30, 1999, an increase of $6.1 million. This increase in sales resulted principally from: (i) increased sales in the Chemical Business of $2.3 million due primarily from increased sales volume of mining and industrial acid products offset by decreased sales volume of agricultural products, (ii) increased sales in the Climate Control Business of $3.3 million due primarily from an increase in in sales volume due to improved manufacturing processes, and (iii) increased sales in the Industrial Products Business of $.5 million due to increased sales of machine tools.

     Gross Profit

      Gross profit of Businesses continuing as a percent of sales was 19.6% for the three months ended June 30, 2000, compared to 20.1% for the three months ended June 30, 1999. The decrease in the gross profit percentage was primarily the result of lower profit margins in the Climate Control Business due primarily from
(i) increased sales of products with lower margins, (ii) decreased gross margins caused by competitive pressures, and
(iii) increased labor and certain overhead costs. These lower margins were offset by higher profit margins in the Chemical Business due to improved sales prices and reductions in costs relating to certain agricultural products and the realization of approximately $.6 million of the provision for loss on firm purchase commitments in 2000 compared to the write-down of inventory of $1.6 million in 1999. This increase was offset by lower sales prices and increased costs relating to certain mining and industrial acid products.

     Selling, General and Administrative Expense

      Selling, general and administrative ("SG&A") expenses as a percent of net sales from Businesses continuing at June 30, 2000, were 15.3% in the three-month period ended June 30, 2000, compared to 17.2% for 1999. This decrease is primarily the result of higher sales without a comparable increase in expenses, however, SG&A expenses are lower due to strategic efforts to reduce SG&A expenses relating to the Industrial Products Business.

     Interest Expense

      Interest expense for continuing businesses of the Company was $4.0 million in the three-month period ended June 30, 2000, compared to $3.7 million for 1999. The increase of $.3 million primarily resulted from increased lenders' prime rates.

     Provision for Loss

      The Company had a provision for loss on firm purchase commitments of approximately $1.5 and $7.5 million for the three months ended June 30, 2000 and 1999, respectively. See discussion in Note 11 of Notes to Condensed Consolidated Financial Statements.

     Other Expense

      Other expense for the three months ended June 30, 2000 included approximately $.6 million in costs incurred by the Company in attempts to renegotiate the terms and conditions of the Indenture related to the Senior Unsecured Notes of a subsidiary of the Company as well as a provision for a litigation settlement of $.6 million for the three months ended June 30, 2000 (none in 1999).

     Business Disposed of

     The Company sold substantially all the assets of a wholly owned subsidiary in 1999. See discussion in Note 8 of the Notes to Condensed Consolidated Financial Statements.

     Loss  from  Continuing Operations before  Income  Taxes  and
     Extraordinary Gain

      The Company had a loss from continuing operations before income taxes and extraordinary gain of $2.7 million in the three-month period ended June 30, 2000 compared to a loss of $11.7 million in the three months ended June 30, 1999. The increased profitability of $9.0 million was primarily due to the variance in the amount of the loss on firm purchase commitments between the two periods. Other profitability increases resulted from improved profit margins of the Chemical Business relating to certain agricultural products and the inventory write-down in 1999 offset by lower profit margins of the Climate Control Business due to increased labor and overhead costs associated with new product lines and lower profit margins in the commercial and export heat pump sales. The profit margins of certain mining and industrial acid products of the Chemical Business also decreased due to lower sales prices and higher material costs. In addition, decreased SG&A expenses were offset by increased interest expense.

     Provision for Income Taxes

      As a result of the Company's net operating loss carry-forward for income tax purposes as discussed elsewhere herein and in Note 1 of Notes to Condensed Consolidated Financial Statements, no provisions for income taxes were necessary for the three months ended June 30, 2000 and 1999.

     Discontinued Operations

      On April 5, 2000 the Board of Directors approved a plan  of
disposal   of   the   Company's  Automotive   Products   Business
("Automotive") which was completed on May 4, 2000. Automotive is reflected as discontinued operations for the periods presented. The net loss from discontinued operations of Automotive for phase-out period from April 1, 2000 to May 4, 2000 was fully accrued for at December 31, 1999. For the three-month period ended June 30, 1999, the net loss from discontinued operations was $1.4
million.   See  discussion in Note 9 of the Notes to Consolidated
Financial Statements.

     Extraordinary Gain

      During  the  second quarter of 2000, a  subsidiary  of  the
Company  repurchased approximately $19.2 million  of  the  Senior
Unsecured  Notes  and  recognized a gain of  approximately  $13.2 million, net of income taxes of $.2 million.

Liquidity and Capital Resources

Cash Flow From Operations

     Historically, the Company's primary cash needs have been for operating expenses, working capital and capital expenditures. The Company has financed its cash requirements primarily through internally generated cash flow, borrowings under its revolving credit facilities and secured equipment financing, In November 1997, the Company issued $105 million of Senior Unsecured Notes by its wholly owned subsidiary, ClimaChem, Inc. .

     Net cash provided by continuing operating activities for the six months ended June 30, 2000 was $3.1 million, after a noncash
extraordinary   gain   of   $13.5   million,   depreciation   and
amortization of $4.9 million, loss on firm purchase commitments, net of realization of $1.0 million and including an accounts receivable increase of $3.3 million; an increase in accounts payable of $4.2 million; and other items totaling $1.0 million.
The   increase in receivables is primarily due to seasonal  sales of agricultural products in the Chemical Business and improved sales in the Climate Control Business. The increase in accounts payable is primarily due to increased purchases caused by an increase in production and timing of payments in the Chemical and Climate Control Businesses.

Cash Flow From Investing and Financing Activities

      Net cash used in investing activities for the six months ended June 30, 2000 included $3.7 million for capital expenditures. The capital expenditures were primarily for the benefit of the Chemical and Climate Control Businesses to enhance production and product delivery capabilities.

     Net cash provided by financing activities included proceeds from long- term debt and other debt of $2.4 million offset by payments of $3.0 million. and a net increase in revolving debt of $1.4 million.

Source of Funds

Continuing Businesses

     The Company is a diversified holding company and, as a result, it is dependent on credit agreements and its ability to obtain funds from its subsidiaries in order to pay its debts and obligations.

     The Company's wholly owned subsidiary, ClimaChem, Inc. ("ClimaChem"), and its subsidiaries are dependent on credit agreements with lenders and internally generated cash flow in order to fund their operations and pay their debts and obligations.

     As of June 30, 2000, the Company and certain of its subsidiaries, including ClimaChem, are parties to a working capital line of credit evidenced by two separate loan agreements ("Agreements") with a lender ("Lender") collateralized by receivables, inventories and proprietary rights of the parties to the Agreements as described in Note 6 of Notes to Condensed Consolidated Financial Statements. The term of the Agreements is through December 31, 2000, and is renewable thereafter for successive thirteen-month terms if, by October 1, 2000, the Company and Lender shall have determined new financial covenants for the calendar year beginning in January 2001. While there is no assurance that the Company will be successful in extending the term of such credit facility, the Company believes it will be successful in extending such facility or replacing such facility from another Lender with substantially the same terms during 2000.

     As of June 30, 2000 the Company, exclusive of ClimaChem, and ClimaChem had a borrowing availability under the revolver of $.3 million, and $9.1 million respectively, or $9.4 million in the aggregate and the effective interest rate was 11.0%. Borrowings under the Revolver outstanding at June 30, 2000, were $28.8 million. The annual interest on the outstanding debt under the Revolver at June 30, 2000, at the rates then in effect would approximate $3.2 million. The Agreements also restrict the flow of funds, except under certain conditions, to subsidiaries of the Company that are not parties to the Agreement.

     In addition to the credit facilities discussed above, as of June 30, 2000, ClimaChem's wholly owned subsidiary, DSN Corporation ("DSN"), is a party to three loan agreements with a financial company (the "Financing Company") for three projects. At June 30, 2000, DSN had outstanding borrowings of $6.7 million under these loans. The loans have monthly repayment schedules of principal and interest through maturity in 2002. The interest rate on each of the loans is fixed and range from 8.2% to 8.9%. Annual interest, for the three notes as a whole, at June 30, 2000, at the agreed to interest rates would approximate $.6 million. The loans are secured by the various DSN property and equipment. The loan agreements require the Company to maintain certain financial ratios, including tangible net worth requirements. In August 2000, DSN obtained a waiver from the Financing Company of the financial covenants through June 2001.

     As discussed in Note 10 of Notes to Condensed Consolidated Financial Statements, ClimaChem is restricted as to the funds that it may transfer to the Company under the terms contained in an Indenture ("Indenture") covering the Senior Unsecured Notes issued by ClimaChem. No amounts were paid to the Company by
ClimaChem under the Tax Sharing Agreement, nor under the Management Agreement during 1999. For the six months ended June 30, 2000, ClimaChem was required to pay the Company $900,000 under the Management Agreement inasmuch as earnings before interest, income taxes, depreciation and amortization ("EBITDA") exceeded $13.0 million for the period. It is possible that ClimaChem could pay up to $1.8 million of management fees to the Company should operating results be favorable (if ClimaChem has EBITDA in excess of $26.0 million). In addition, ClimaChem recorded a provision for income taxes relating to the extraordinary gain on the repurchase of Senior Unsecured Notes for the six months ended June 30, 2000 of $.9 million, $.8 million of which is payable to the Company under the terms of the Tax Sharing Agreement. There are no assurances that additional amounts will be earned in future quarters or that the amount earned in the first half of 2000 will not be required to be repaid in subsequent periods. Due to these limitations, the Company and its non-ClimaChem subsidiaries have limited resources to satisfy their obligations and may not be in a position to satisfy its obligations to ClimaChem. The amount which the Company owed ClimaChem at June 30, 2000 includes approximately $.5 million for interest due June 1, 2000 on a $10 million note payable by the Company to ClimaChem.

     Due to the Company's and ClimaChem's net losses for the years of 1998 and 1999 and the limited borrowing ability under the Revolver, the Company discontinued payment of cash dividends on its Common Stock for periods subsequent to January 1, 1999, until the Board of Directors determines otherwise, and the Company has not paid the regular quarterly dividend of $.8125 on its outstanding $3.25 Convertible Exchangeable Class C Preferred Stock Series 2 ("Series 2 Preferred") since June 15, 1999, totaling approximately $2.9 million. In July 2000, the Company repurchased 172,500 shares of the Series 2 Preferred for approximately $.9 million. In addition, the Company did not pay the January 1, 2000 regular dividend on the Series B Preferred. The Company does not anticipate having funds available to pay dividends on its stock for the foreseeable future.

     As of June 30, 2000, the Company and its subsidiaries which are not subsidiaries of ClimaChem had a working capital deficit of approximately $4.2 million and long-term debt due after one year of approximately $24.7 million including amounts owed to ClimaChem.

     Commencing in 1997, the Company created a long-term plan which focused around the Company's core operations, the Chemical and Climate Control Businesses. This plan commenced with the sale of the 10 3/4% Senior Unsecured Notes by the Company's wholly owned subsidiary, ClimaChem, in November 1997. This financing allowed the core businesses to continue their growth through expansion of business directly related to the Company's core operations.

     The plan for 2000 called for the Company to dispose of a significant portion of its non-core assets. Therefore, on April 5, 2000, the Board of Directors approved a plan for the sale of its Automotive Products Business, which was concluded on May 4, 2000. The Company's plan for the remainder of 2000 calls for the Company to improve its liquidity and operating results through the liquidation of non-core assets, realization of benefits from its late 1999 and early 2000 realignment of its overhead (which serves to minimize the cash flow requirements of the Company and its subsidiaries which are not subsidiaries of ClimaChem) and through various debt and equity alternatives. The Company's plan for the remainder of 2000 also identifies specific other non-core assets which the Company will attempt to realize to provide additional working capital to the Company in 2000. See "Special Note Regarding Forward Looking Statements." As part of the plan, the Company is presently evaluating alternatives for realizing its net investment in the Industrial Products Business. Further, the Company's plan also calls for the realization of the
Company's investment in an option to acquire an energy conservation company and advances made to such entity (the "Optioned Company"). In April 2000, the Company received written acknowledgment from the President of the Optioned Company that it had executed a letter of intent to sell to a third party, the proceeds from which would allow repayment of the advances and options payments to the Company in the amount of approximately $2.7 million. Upon receipt of these proceeds, the Company is required to repay up to $1.0 million of outstanding indebtedness to a related party, SBL Corporation, related to an advance made to the Company in 1997. The remaining proceeds would be available for corporate purposes.

     During 1999 and into 2000, the Company has been restructuring its operations and reduced its workforce as opportunities arise. The Company also successfully renegotiated its primary raw material purchase contracts in the Chemical Business in an effort to improve the profitability of the Business and focused its attention on the development of new, market-innovative products in the Climate Control Business.

      For the remainder of 2000, the Company has planned capital expenditures of approximately $2.5 million, primarily in the Chemical and Climate Control Businesses, but such capital expenditures are dependent upon obtaining acceptable financing. The Company expects to delay these expenditures as necessary based on the availability of adequate working capital and the availability of financing. The Company believes, based upon present circumstances, that it will receive relief from certain of the compliance dates under its wastewater management project and expects that this will ultimately result in the delay in the implementation date of such project. Because the Company has not completed its evaluation of engineering alternatives, the Company has not yet provided to the state of Arkansas its final design plans by the deadline of August 1, 2000 set forth in the applicable consent order. The consent order provides that the August 1, 2000 deadline for submission of final design plans will be preceded by the agency's issuance of a revised permit. The revised permit will include the discharge limits that will apply to the wastewater treatment project. To date the state has deferred issuance of the revised permit. The Company continues to regularly advise the state of the projects engineering status and financing status. Construction of the wastewater treatment project is subject to the Company obtaining financing to fund this project. There are no assurances that the Company will be able to obtain the required financing. Failure to construct the wastewater treatment project could have a material adverse effect on the Company.

     The Company's plan for the remainder of 2000 involves a number of initiatives and assumptions which management believes to be reasonable and achievable; however, should the Company not be able to execute this plan described above, it may not have resources available to meet its obligations as they come due.

Discontinued Business

     As discussed in Note 9 of Notes to Condensed Consolidated Financial Statements, on April 5, 2000, the Board of Directors approved a plan of disposal of the Company's Automotive Products Business ("Automotive"). The sale of Automotive was concluded on May 4, 2000. The Company received notes for its net investment of approximately $8.7 million, and the buyer assumed substantially all of the Automotive Products Business' liabilities. The losses associated with the discontinuation of this business segment are reflected in the net loss from discontinued operations for the six months ended June 30, 1999 in the Condensed Consolidated Statements of Operations.

     The terms of the notes received in the sale call for no payments of principal for the first two years following the close. Interest will accrue at Wall Street Journal Prime plus 1.0% but will not be paid until and if Automotive's availability reaches a level of $1.0 million. Accrued interest will not be recognizable until received.

     The  Company remains a guarantor on certain equipment  notes
of    Automotive,   which   had   outstanding   indebtedness   of
approximately  $4.1  million  at  June  30,  2000,  and  on   the
Automotive Revolver in the amount of $1.0 million for which the Company has posted a letter of credit as of June 30, 2000. As of the date of this report, the Company believes that the buyer is current on its obligations guaranteed by the Company; however, there are no assurances that the Company will not be required to perform on its guarantee in a future period.

     Debt Guarantee

      As discussed in Note 5 of Notes to Condensed Consolidated Financial Statements, on October 17, 1997, Prime Financial Corporation ("Prime"), a subsidiary of the Company, borrowed from SBL Corporation, a corporation wholly owned by the spouse and children of Jack E. Golsen, Chairman of the Board and President of the Company, the principal amount of $3,000,000 (the "Loan") on an unsecured basis and payable on demand, with interest payable monthly in arrears at a variable interest rate equal to
the  Wall  Street  Journal Prime Rate plus  2%  per  annum.   The
purpose of the loan was to assist the Company by providing additional liquidity. The Company has guaranteed the Prime Loan. As of June 30, 2000, the unpaid principal balance on the Prime Loan was $1,950,000. In April, 2000, at the request of Prime and the Company, SBL agreed to modify the demand note to make such a term note with a maturity date no earlier than April 1, 2001, unless the Company receives cash proceeds in connection with either (i) the sale or other disposition of KAC Acquisition Corp. and/or Kestrel Aircraft, and/or (ii) the repayment of loans by Co-Energy Group and affiliates, and/or the repayment of amounts in connection with the stock option agreement with the shareholders of Co-Energy Group, and/or (iii) some other source that is not in the Company's projections for the year 2000. From April 1, 2000 until no sooner than April 1, 2001, any demand for repayment of principal under the Prime Loan shall not exceed $1,000,000 from proceeds realized on item (ii) and $950,000 from proceeds realized on items (i) and (iii) discussed above.

     In order to make the Loan to Prime, SBL and certain of its affiliates borrowed the $3,000,000 from a bank (collectively "SBL Borrowings"), and as part of the collateral pledged by SBL to the bank in connection with such loan, SBL pledged, among other things, its note from Prime. In order to obtain SBL's agreement as provided above, and for other reasons, effective April 21, 2000, a subsidiary of the Company guaranteed on a limited basis the obligations of SBL and its affiliates relating to the unpaid principal amount due to the bank in connection with the SBL Borrowings, and, in order to secure its obligations under the guarantees pledged to the bank 1,973,461 shares of the Company's Common Stock that it holds as treasury stock. Under the guarantee, the Company's liability is limited to the value, from time to time, of the Company's Common Stock pledged by the Company. As of June 30, 2000, the outstanding principal balance due to the bank from SBL as a result of such loan was $1,950,000.

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

      As of June 30, 2000, the Company's variable rate and fixed rate debt, which aggregated $139.9 million, exceeded the debt's fair market value by approximately $58.4 million ($79.0 million at December 31, 1999). The fair value of the Senior Notes of a subsidiary of the Company was determined based on a market quotation for such securities.

Raw Material Price Risk

      The Company has a remaining commitment at June 30, 2000 to purchase 84,000 tons of anhydrous ammonia under a contract. The Company's purchase price can be higher or lower than the current market spot price. As of June 30, 2000, based on the forward contract pricing expected during the remaining contract term and estimated market prices for certain products to be manufactured and sold during the remainder of the contract, a provision for losses during the remainder of the purchase period of approximately $2.5 million was recorded in the six months ended June 30, 2000. See Note 11 of Notes to Condensed Consolidated Financial Statements.

                     SPECIAL NOTE REGARDING
                   FORWARD-LOOKING STATEMENTS

      Certain statements contained within this report may be deemed "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements in this report other than statements of historical fact are Forward-Looking Statements that are subject to known and unknown risks, uncertainties and other factors which could cause actual results and performance of the Company to differ materially from such statements. The words "believe", "expect", "anticipate", "intend", "will", and similar expressions identify Forward-Looking Statements. Forward-Looking Statements contained herein relate to, among other things, (i) ability to improve operations and become profitable, (ii) establishing a position as a market leader, (iii) the amount of the loss provision for anhydrous ammonia required to be purchased may increase (iv) plan for 2000 to realize cash, reduce indebtedness and improve liquidity and operating results, (v) collection of notes received on the sale of the Automotive Products Business, (vi) ability to either extend term of existing working capital agreement or replace such, (vii) availability of net operating loss carryovers, (viii) amount to be spent relating to capital expenditures, (ix) ability to be able to continue to borrow under the Company's revolving line of credit, (x) ability to complete the sale of the Optioned Company, (xi) ability to obtain financing to fund its presently anticipated capital requirements, (xii) ability to make required capital improvements, (xiii) anticipated cost of certain amounts of anhydrous ammonia exceed the market, (xiv) no improvements in the sales price of certain nitrate based products of the Chemical Business is expected in the near future due to increased cost of anhydrous ammonia, and (xv) the Company's ability to receive or repay management fees and amounts related to taxes from its subsidiary. While the Company believes the expectations reflected in such Forward-Looking Statements are reasonable, it can give no assurance such expectations will prove to have been correct. There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to, (i) decline in general economic conditions, both domestic and foreign, (ii) material reduction in revenues, (iii) material increase in interest rates;
(iv) inability to collect in a timely manner a material amount of receivables, (v) increased competitive pressures, (vi) changes in federal, state and local laws and regulations, especially environmental regulations, or in interpretation of such, pending
(vii) additional releases (particularly air emissions into the environment), (viii) material increases in equipment, maintenance, operating or labor costs not presently anticipated by the Company, (ix) the requirement to use internally generated funds for purposes not presently anticipated, (x) ability to become profitable, or if unable to become profitable, the inability to secure additional liquidity in the form of additional equity or debt, (xi) the cost for the purchase of anhydrous  ammonia  decreasing,  (xii)  changes  in  competition,
(xiii) the loss of any significant customer, (xiv) changes in operating strategy or development plans, (xv) inability to fund the working capital and expansion of the Company's businesses,
(xvi) adverse results in any of the Company's pending litigation,
(xvii) inability to obtain necessary raw materials, (xviii) continuing decreases in the selling price for the Chemical Business' nitrogen based end products, (xix) inability to complete the sale of the Optioned Company, and (xx) other factors described in "Management's Discussion and Analysis of Financial Condition and Results of Operation" contained in this report. Given these uncertainties, all parties are cautioned not to place undue reliance on such Forward-Looking Statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the Forward-Looking Statements contained herein to reflect future events or developments.

             Independent Accountants' Review Report



Board of Directors
LSB Industries, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of LSB Industries, Inc. and subsidiaries as of June 30, 2000, and the related condensed consolidated statements of operations for the six-month and three-month periods ended June 30, 2000 and 1999 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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


Oklahoma City, Oklahoma
August 3, 2000




                             PART II
                        OTHER INFORMATION

Item 1.   Legal Proceedings

    There are no additional material legal proceedings pending against the Company and/or its subsidiaries not previously reported by the Company in Item 3 of its Form 10-K for the fiscal period ended December 31, 1999, which Item 3 is incorporated by reference herein.

    Prior to the date of this report, the Chemical Business entered into an agreement in principal to settle the litigation styled Arch Minerals Corporation, et al. v. ICI Explosives USA, Inc., pending in the United States District Court, Eastern District of Missouri, for a sum which the Company does not deem to be material. See Note 5 of Notes to Condensed Consolidated Financial Statements.

Item 2.   Changes in Securities

          Not applicable.

Item 3.   Defaults upon Senior Securities

         (b)  The  Company's Board of Directors did  not  declare
         and pay the June 15, 2000 dividends on the Company's outstanding $3.25 Convertible Exchangeable Class C Preferred Stock, Series 2 ("Series 2 Preferred). Accrued and unpaid dividends on the Series 2 Preferred are cumulative. The amount of the total arrearage of unpaid dividends on the outstanding Series 2 Preferred is approximately $2.4 million as of the date of this report. In addition, the Company's Board of Directors has decided not to pay the September 15, 2000 dividend payment on its outstanding Series 2 Preferred. If the September 15 dividends on the Series 2 Preferred is not paid, the amount of the total arrearage of unpaid dividend payment on the outstanding Series 2 Preferred will be approximately $3.0 million. Also the Company's Board of Directors did not declare and pay the January 1, 2000 regular dividend on the Company's Series B 12% Convertible, Cumulative Preferred Stock ("Series B"). Dividends in arrears at June 30, 2000, related to the Company's Series B amounted to approximately $.2 million.

         Whenever dividends on the Series 2 Preferred shall be in arrears and unpaid, whether or not declared, in amount equal to at least six quarterly dividends (whether or not consecutive), the holders of the Series 2 Preferred (voting separately as a class) will have the exclusive right to vote for and elect two additional directors of the Company's Board of Directors during the period that dividends on the Series 2 Preferred remain in arrears by six quarterly dividends. The right of the holders of the Series 2 Preferred to vote for such two additional directors shall terminate, subject to re-vesting in the event of a subsequent similar arrearage, when all cumulative and unpaid dividends on the Series 2 Preferred have been declared and set apart for payment. The term of office of all directors so elected by the holders of the Series 2 Preferred shall terminate immediately upon the termination of the right of the holders of the Series 2 Preferred to vote for such two additional directors, subject to the requirements of Delaware law.



Item 4.   Submission of Matters to a Vote of Security Holders

          At the Company's 2000 Annual Meeting of Shareholders held on July 20, 2000, the following nominees to the Board of Directors were elected as directors of the
          Company:


          Name                  Number     Number of      Number
                                  of         Shares         of
                                Shares   "Against" and   Abstentions
                                "For"     to "Withhold   and Broker
                                           Authority"    Non-Votes

          Gerald G. Gagner   11,346,275     167,603         0
          Barry H. Golsen    11,346,275     168,398         0
          David R. Goss      11,340,480     167,398         0
          Jerome D.          11,345,175     168,703         0
           Shaffer,  M.D.

                Messrs. Golsen, Goss and Shaffer had been serving on the Board of Directors at the time of the Annual Meeting and were reelected for a term of three (3) years. Mr. Gagner had been serving as director of the Company at the time of the Annual Meeting and was elected for a term of (1) year. The following are the directors whose terms of office continued after such Annual Meeting: Robert C. Brown, M.D., Charles H. Burtch, Horace G. Rhodes, Raymond B. Ackerman, Bernard
          G.  Ille, Donald W. Munson, Tony M. Shelby and Jack  E.
          Golsen.

                At  the  Annual  Meeting,  Ernst  &  Young,  LLP,
          Certified   Public   Accountants,  was   appointed   as
          independent auditors of the Company for 2000, as follows:


                 Number of      Number of       Number of
                  Shares          Shares       Abstentions
                   "For"      "Against" and     and Broker
                               to "Withhold     Non-Votes
                                Authority"

                11,447,899        21,646          23,553

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

         10.1 Covenant Waiver Letter, dated August 4, 2000, between The CIT Group and DSN Corporation.

         10.2  Letter, dated April 1, 2000, executed by SBL to
    Prime amending the Promissory Note, which the Company incorporates by reference from Exhibit 10.52 to the Company's Amendment
    No. 2 to its 1999 Form 10-K.

         10.3 Guaranty Agreement, dated as of April 21, 2000, by Prime to Stillwater National Bank & Trust relating to that portion of the SBL Borrowings borrowed by SBL, which the Company incorporates by reference from Exhibit 10.50 to the Company's Amendment No. 2 to its 1999 Form 10-K. Substantial similar guarantees have been executed by Prime in favor of Stillwater covering the amounts borrowed by the following affiliates SBL relating to the SBL Borrowings (as defined in " Relationships and Related Transactions") listed in Exhibit A attached to the Guaranty Agreement with the only material differences being the name of the debtor and the amount owing by such debtor. Copies of which will provided to the Commission upon request.

         10.4 Security Agreement, dated effective April 21, 2000, executed by Prime in favor of Stillwater National Bank and Trust, which the Company incorporates by reference from
    Exhibit 10.54 to the Company's Amendment No. 2 to its 1999
    Form 10-K.

         10.5 Limited Guaranty, effective April 21, 2000, executed by Prime to Stillwater National Bank and Trust, which the Company incorporates by reference from Exhibit
    10.55 to the Company's Amendment No. 2 to its 1999 Form 10-K.

         10.6 Subordination Agreement, dated May 4, 2000, by and among Congress Financial Corporation (Southwest), a Texas corporation (Lender), LSB Industries Inc. (Subordinated Creditor), DriveLine Technologies, Inc., (formerly known as Tribonetics Corporation),an Oklahoma corporation and L&S Manufacturing Corp, which the Company incorporated by reference from Exhibit 10.56 to the Company's Amendment No. 2 to its 1999 Form 10-K.

          15.1  Letter  Re:  Unaudited Interim Financial Information

          27.1  Financial Data Schedule


(B)  Reports  of  Form  8-K.   The Company  filed  the  following
     reports on Form 8-K during the quarter ended June 30, 2000:

           (i) Form 8-K, dated June 19, 2000 (date of event: May 4, 2000). The item reported was Item 2 "Acquisition or Disposition of Assets" discussing the sale of substantially all of the assets of LSB Industries, Inc.'s Automotive Products Business to DriveLine Technologies, Inc.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly authorized, to sign this report on its behalf on this 11th day of August 2000.

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