Form 10-Q
period 2000-09-30
LSB INDUSTRIES INC
filed 2000-11-20
CIK 60714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[ X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly period ended September 30, 2000
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________to__________
Commission file number 1-7677

LSB Industries, Inc.
Exact name of Registrant as specified in its charter

DELAWARE	73-1015226
State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification No.

16 South Pennsylvania Avenue, Oklahoma City, Oklahoma 73107
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

YES  X     NO___

The number of shares outstanding of the Registrant's voting Common Stock, as of October 31, 2000 was 11,877,952 shares excluding 3,285,957 shares held as treasury stock.

PART I

FINANCIAL INFORMATION

Company or group of companies for which report is filed: LSB Industries, Inc. and all of its subsidiaries.

The accompanying condensed consolidated balance sheet of LSB Industries, Inc. at September 30, 2000, the condensed consolidated statements of operations for the nine-month and three-month periods ended September 30, 2000 and 1999 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2000 and 1999 have been subjected to a review, in accordance with standards established by the American Institute of Certified Public Accountants, by Ernst & Young LLP, independent auditors, whose report with respect thereto appears elsewhere in this Form 10-Q. The financial statements mentioned above are unaudited and reflect all adjustments, consisting only of adjustments of a normal recurring nature, except for the loss provision recognized in the first and second quarters of 2000 and the second and third quarters of 1999 on the firm raw material purchase commitments and the extraordinary gain recognized in the second and third quarters of 2000 on the extinguishment of certain Senior Unsecured Notes as discussed in Note 9 and Note 11, respectively of the Notes to Condensed Consolidated Financial Statements, which are, in the opinion of management, necessary for a fair presentation of the interim periods. The results of operations for the nine months ended September 30, 2000, are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet at December 31, 1999 was derived from audited financial statements as of that date. Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, for an expanded discussion of the Company's financial disclosures and accounting policies.

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Note 12)
(Information at September 30, 2000 is unaudited)
(Dollars in thousands)

ASSETS	September 30, 2000	December 31, 1999

Current assets:

Cash and cash equivalents	$ 2,576	$ 3,130

Trade accounts receivable, net	49,147	44,549

Inventories:
Finished goods	12,798	15,983
Work in process	5,177	5,503
Raw materials	9,486	8,994
Total inventory	27,461	30,480

Supplies and prepaid items	4,089	4,617

Total current assets	83,273	82,776

Property, plant and equipment, net	81,531	83,814

Other assets, net	21,652	22,045

	$ 186,456	$ 188,635
	==========	==========

(Continued on following page)

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Note 12)
(Information at September 30, 2000 is unaudited)
(Dollars in thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY	September 30, 2000	December 31, 1999

Current liabilities:
Drafts payable	$ 335	$ 360
Accounts payable	27,345	18,791
Accrued liabilities	23,161	18,563
Current portion of long-term debt	35,924	33,359
Total current liabilities	86,765	71,073

Long-term debt	97,003	124,713

Accrued losses on firm purchase commitments and other noncurrent liabilities (Note 9)	6,632	6,883

Commitments and Contingencies (Note 6)	-	-

Redeemable, noncumulative convertible preferred stock, $100 par value; 1,462 shares issued and outstanding	139	139

Stockholders' equity (deficit)
Series B 12% cumulative, convertible preferred stock, $100 par value; 20,000 shares issued and outstanding	2,000	2,000
Series 2 $3.25 convertible, exchangeable Class C preferred stock, $50 stated value; 689,750 shares issued in 2000 (920,000 in 1999)	34,487	46,000
Common stock, $.10 per value 75,000,000 shares authorized, 15,163,909 shares issued in 2000 (15,108,716 in 1999)	1,516	1,511
Capital in excess of par value	49,632	39,277
Accumulated deficit	(75,437)	(86,675)
	12,198	2,113
Less treasury stock at cost:
Series 2 Preferred, 5,000 shares	200	200
Common stock, 3,285,957 shares	16,081	16,086
Total stockholders' deficit	(4,083)	(14,173)

	$ 186,456	$ 188,635
	==========	==========

(See accompanying notes)

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
Nine Months Ended September 30, 2000 and 1999
(Dollars in thousands, except per share amounts)

Business continuing at September 30:	2000	1999

Revenues:
Net sales	$ 214,290	$ 191,578
Other income	4,027	2,244
	218,317	193,822
Costs and expenses:
Cost of sales	172,075	150,667
Selling, general and administrative	35,332	36,901
Interest	11,720	10,928
Provision for loss on firm purchase commitments (Note 9)	2,485	8,439
Other expenses	2,084	2,447
	223,696	209,382
Loss from continuing operations before business disposed of, provision for income taxes and extraordinary gain	(5,379)	(15,560)

Business disposed of (Note 10):
Revenues	-	7,461
Operating costs, expenses and interest	-	9,419
	-	(1,958)
Loss on disposal of business	-	(1,971)
	-	(3,929)
Loss from continuing operations before provision for income taxes and extraordinary gain	(5,379)	(19,489)

Provision for income taxes	-	100
Loss from continuing operations before extraordinary gain	(5,379)	(19,589)

Net loss from discontinued operations (Note 11)	(579)	(4,400)
Extraordinary gain, net of income taxes of $225 (Note 7)	17,196	-

Net income (loss)	$ 11,238	$ (23,989)
	==========	==========
Net income (loss) applicable to common stock (Note 3)	$ 9,033	$ (26,415)
	==========	==========
Weighted average common shares (Note 3):
Basic and diluted	11,868,963	11,843,887

Income (loss) per common share (Note 3):
Basic and diluted:
Net loss from continuing operations	$ (.66)	$ (1.86)
Net loss from discontinued operations	(.05)	(.37)
Extraordinary gain	1.47	-
Net income (loss) applicable to common stock	$ .76	$ (2.23)
	==========	==========

(See accompanying notes)

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
Three Months Ended September 30, 2000 and 1999
(Dollars in thousands, except per share amounts)

Business continuing at September 30:	2000	1999

Revenues:
Net sales	$ 68,106	$ 60,993
Other income	1,845	911
	69,951	61,904
Costs and expenses:
Cost of sales	56,860	48,266
Selling, general and administrative	11,984	12,857
Interest	3,636	3,678
Provision for loss on firm purchase commitments (Note 9)	-	939
Other expenses	423	1,008
	72,903	66,748
Loss from continuing operations before business disposed of, provision for income taxes and extraordinary gain	(2,952)	(4,844)

Business disposed of (Note 10):
Revenues	-	1,087
Operating costs, expenses and interest	-	1,314
	-	(227)
Loss on disposal of business	-	-
	-	(227)
Loss from continuing operations before provision for income taxes and extraordinary gain	(2,952)	(5,071)

Provision for income taxes	-	50
Loss from continuing operations before extraordinary gain	(2,952)	(5,121)

Net loss from discontinued operations (Note 11)	(579)	(1,969)
Extraordinary gain (Note 7)	3,952	-

Net income (loss)	$ 421	$ (7,090)
	==========	==========
Net loss applicable to common stock (Note 3)	$ (195)	$ (7,894)
	==========	==========
Weighted average common shares (Note 3):
Basic and Diluted	11,877,518	11,818,719

Income (loss) per common share (Note 3):
Basic and diluted:
Net loss from continuing operations	$ (.32)	$ (.51)
Net loss from discontinued operations	(.05)	(.16)
Extraordinary gain	.35	-
Net loss applicable to common stock	$ (.02)	$ (.67)
	==========	==========

(See accompanying notes)

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
Nine Months Ended September 30, 2000 and 1999
(Dollars in thousands)

	2000	1999
Cash flows from operating activities:
Net income (loss)	$ 11,238	$ (23,989)
Adjustments to reconcile net income (loss) to cash flows provided by continuing operations:
Net loss from discontinued operations	579	4,400
Extraordinary gain on extinguishment of debt	(17,421)	-
Depreciation, depletion and amortization:
Property, plant and equipment	6,354	7,820
Other	1,057	954
Provision for possible losses on receivables and other assets	1,011	890
Loss on business disposed of	-	1,971
Inventory write-down and loss on firm purchase commitments, net of realization of $2,274 in 2000	211	9,356
Cash provided (used) by changes in assets and liabilities, (net of effects of discontinued operations):
Trade accounts receivable	(5,050)	(1,249)
Inventories	3,019	2,704
Supplies and prepaid items	(527)	(1,998)
Accounts payable	8,554	(1,231)
Accrued liabilities	4,248	5,017

Net cash provided by continuing operating activities	13,273	4,645

Cash flows from investing activities:
Capital expenditures	(4,908)	(5,416)
Principal payments on loans receivable	-	480
Proceeds from sale of equipment	76	1,248
Proceeds from sale of business disposed of	-	3,491
Increase in other assets	(261)	(257)

Net cash used in investing activities	(5,093)	(454)

Cash flows from financing activities:
Proceeds from long-term and other debt	2,718	984
Payments on long-term and other debt	(3,957)	(1,708)
Acquisition of 10 3/4% Senior Notes (Note 7)	(7,002)	-
Net change in revolving debt facilities	1,264	2,609
Net change in drafts payable	(25)	(464)
Purchases of preferred stock	(1,153)	-
Dividends paid on preferred stock	-	(1,682)
Purchases of treasury stock	-	(230)

Net cash used in financing activities	(8,155)	(491)
Net cash used in discontinued operations	(579)	(3,398)
Net increase (decrease) in cash and cash equivalents	(554)	302

Cash and cash equivalents at beginning of period	3,130	1,459

Cash and cash equivalents at end of period	$ 2,576	$ 1,761
	==========	==========

(See accompanying notes)

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2000 and 1999

Note 1: Basis of Presentation The accompanying Condensed Consolidated Financial Statements include the accounts of LSB Industries, Inc. (the "Company") and its subsidiaries. The Company is a diversified holding company which is engaged, through its subsidiaries, in the manufacture and sale of chemical products (the "Chemical Business"), the manufacture and sale of a broad range of air handling and heat pump products (the "Climate Control Business"), and the purchase and sale of machine tools (the "Industrial Products Business"). See Note 5 - Segment Information. In April 2000, the Company adopted a plan of disposal for its Automotive Products Business (See Note 10 - Discontinued Operations). Accordingly, the Company's financial statements and notes have been restated to reflect the Automotive Products Business as a discontinued operation for all periods presented.

All material intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to the prior year Condensed Consolidated Financial Statements to conform to the current year presentation.

Note 2: Income Taxes At December 31, 1999, the Company had regular tax net operating loss ("NOL") carry-forwards for tax purposes of approximately $75.0 million (approximately $40.0 million alternative minimum tax NOLs). Certain amounts of regular-tax NOL expire beginning in 2000.

For the nine months ended September 30, 2000, the Company utilized approximately $10 million of regular and alternative minimum tax NOLs, against which the Company had previously established a valuation allowance, to reduce its income tax expense associated with the extraordinary gain. Income taxes of $225,000 for the nine-month period are comprised primarily of Federal alternative minimum tax. There was no income tax expense for the three-month period associated with continuing operations.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2000 and 1999

Note 3: Income (Loss) Per Share Net income (loss) applicable to common stock is computed by adjusting net income or (loss) by the amount of preferred stock dividends. Basic income (loss) per common share is based upon net income (loss) applicable to common stock and the weighted average number of common shares outstanding during each period. All potentially dilutive securities were antidilutive for all periods presented.

For the nine months ended September 30, 2000, the Company's Board of Directors did not declare and pay the regular quarterly dividend of $.8125 on the Company's Series 2 $3.25 Convertible Class C preferred stock. Dividends in arrears at September 30, 2000, amounted to approximately $2.8 million. In addition, the Company's Board of Directors did not declare and pay the January 1, 2000 regular dividend on the Company's Series B 12% Convertible, Cumulative Preferred Stock.

Dividends in arrears at September 30, 2000, related to the Company's Series B 12% Convertible, Cumulative Preferred Stock, amounted to approximately $.2 million.

The following table sets forth the computation of basic and diluted loss per share:

(Dollars in thousands, except per share amounts)

	Nine Months Ended September 30,		Three Months Ended September 30
	2000	1999	2000	1999

Net income (loss)	$ 11,238	$ (23,989)	$ 421	$ (7,090)
Preferred stock dividend requirements	(2,205)	(2,426)	(616)	(804)
Income (loss) available to common stockholders	$ 9,033	$ (26,415)	$ (195)	$ (7,894)
	=========	=========	=========	========
Weighted - average shares	11,868,963	11,843,887	11,877,518	11,818,719
Basic and diluted income(loss) per share	$ .76	$ (2.23)	$ (.02)	$ (.67)
	=========	=========	=========	========

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2000 and 1999

Note 4: Stockholders' Equity

The table below provides detail of activity in the stockholders' equity accounts for the nine months ended September 30, 2000:

	Common Stock		Non- redeemable Preferred Stock	Capital in excess of par value	Accumulated deficit	Treasury Stock- Common	Treasury Stock- Preferred	Total
	Shares	Par Value
	(in thousands)
Balance at December 31, 1999	15,109	$ 1,511	$ 48,000	$ 39,277	$ (86,675)	$ (16,086)	$ (200)	$ (14,173)

Net income					11,238			11,238

Repurchase of 217,500 shares of non- redeemable preferred stock			(10,875)	9,722				(1,153)

Conversion of 12,750 shares of non-redeemable preferred stock to common stock	55	5	(638)	633				-

Exchange of 4,000 shares of common stock held in treasury for Board of Director fees						5		5

Balance at September 30, 2000	(1) 15,164	$ 1,516	$ 36,487	$ 49,632	$ (75,437)	$ (16,081)	$ (200)	$ (4,083)
==========		==========	==========	===========	==========	==========	==========	===========

(1) Includes 3,286 shares of the Company's Common Stock held in treasury. Excluding the 3,286 shares held in treasury, the outstanding shares of the Company's Common Stock at September 30, 2000 were 11,878 .

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2000 and 1999

Note 5: Segment Information

		Nine Months Ended September 30,	Three Months Ended September 30,
	2000	1999	2000	1999
	(in thousands)

Net sales:
Businesses continuing:
Chemical	$ 107,156	$ 98,429	$ 30,848	$ 28,739
Climate Control	98,978	86,559	34,709	30,534
Industrial Products (4)	8,156	6,590	2,549	1,720
	214,290	191,578	68,106	60,993
Business disposed of Chemical (1)	-	7,461	-	1,087
	$ 214,290	$ 199,039	$ 68,106	62,080
	==========	==========	==========	==========
Gross profit: (2)
Businesses continuing:
Chemical	$ 14,088	$ 12,791	$ 2,062	$ 3,167
Climate Control	25,840	26,419	8,484	9,106
Industrial Products	2,287	1,701	700	454
	$ 42,215	$ 40,911	$ 11,246	$ 12,727
	==========	==========	==========	==========
Operating profit (loss): (3)
Businesses continuing:
Chemical	$ 6,939	$ 3,209	$ 1,089	$ 684
Climate Control	8,587	8,144	2,874	2,429
Industrial Products	245	(1,318)	39	(405)
	15,771	10,035	4,002	2,708
Business disposed of - Chemical (1)	-	(1,632)	-	(144)
	15,771	8,403	4,002	2,564
General corporate expenses and other income or expenses, net	(6,945)	(6,228)	(3,318)	(2,935)
Interest expense:
Business disposed of - Chemical (1)	-	(326)	-	(83)
Businesses continuing	(11,720)	(10,928)	(3,636)	(3,678)
Loss on business disposed of	-	(1,971)	-	-
Provision for loss on firm purchase commitments - Chemical	(2,485)	(8,439)	-	(939)
Loss from continuing operations before provision for income taxes and extraordinary gain	$ (5,379)	$ (19,489)	$ (2,952)	$ (5,071)
	==========	==========	==========	==========

(1) In August 1999, the Company sold substantially all the assets of its wholly owned Australian subsidiary. See Note 10 of Notes to Condensed Consolidated Financial Statements for further information. The operating results have been presented separately in the above table.

(2) Gross profit by industry segment represents net sales less cost of sales.

(3) Operating profit (loss) by industry segment represents revenues less operating expenses before deducting general corporate and other expenses, interest expense, provision for loss on firm purchase commitments and income taxes and before extraordinary gain.

(4) Excludes intersegment sales to Climate Control of $676,000 and $85,000 for the nine and three months ended September 30, 2000 ($527,000 and $273,000 in 1999), respectively.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2000 and 1999

Note 6: Commitments and Contingencies

Debt Guarantee

On October 17, 1997, Prime Financial Corporation ("Prime"), a subsidiary of the Company, borrowed from SBL Corporation, a corporation wholly owned by the spouse and children of Jack E. Golsen, Chairman of the Board and President of the Company, the principal amount of $3,000,000 (the "Loan") on an unsecured basis and payable on demand, with interest payable monthly in arrears at a variable interest rate equal to the Wall Street Journal Prime Rate plus 2% per annum. The purpose of the loan was to assist the Company by providing additional liquidity. The Company has guaranteed the Prime Loan. As of September 30, 2000, the unpaid principal balance on the Prime Loan was $1,950,000. In April, 2000, at the request of Prime and the Company, SBL agreed to modify the demand note to make such a term note with a maturity date no earlier than April 1, 2001, except under limited circumstances. In October 2000, Prime paid SBL $200,000 consistent with the terms of the demand note as modified in April 2000.

In order to make Loan to Prime, SBL and certain of its affiliates borrowed the $3,000,000 from a bank (collectively "SBL Borrowings"), and as part of the collateral pledged by SBL to the bank in connection with such loan, SBL pledged among other things, its note from Prime. In order to obtain SBL's agreement as provided above, and for other reasons, effective April 21, 2000, a subsidiary of the Company guaranteed on a limited basis the obligations of SBL and its affiliates relating to the unpaid principal amount due to the bank in connection with the SBL Borrowings, and, in order to secure its obligations under the guarantees pledged to the bank 1,973,461 shares of the Company's Common Stock that it holds as treasury stock. Under the guarantee, the Company's liability is limited to the value, from time to time, of the Company's Common Stock pledged by the Company. As of September 30, 2000, the outstanding principal balance due to the bank from SBL as a result of such loan was $1,950,000 .

The Company remains a guarantor on certain equipment notes of the Automotive Products Business which had outstanding indebtedness of approximately $3.7 million as of September 30, 2000 and on its revolving credit agreement in the amount of $1.0 million (for which the Company has posted a letter of credit as of September 30, 2000).

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2000 and 1999

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

B. Arch Minerals Corporation, et al. v. ICI Explosives USA, Inc., et al. On May 24, 1996, the plaintiffs filed this civil cause of action against EDC and five other unrelated commercial explosives manufacturers alleging that the defendants allegedly violated certain federal and state antitrust laws in connection with alleged price fixing of certain explosive products. EDC does not believe that EDC conspired with any party, including, but not limited to, the five other defendants, to fix prices in connection with the sale of commercial explosives. Based on the anticipated future cost of defense and without admission of any kind, this matter has been settled for an amount which management does not consider material which was accrued and charged to operations in the second quarter of 2000.

C. ASARCO v. ICI, et al. The U.S. District Court for the Eastern District of Missouri has granted ASARCO and other plaintiffs in a lawsuit originally brought against various commercial explosives manufacturers in Missouri, and consolidated with other lawsuits in Utah, leave to add EDC as a defendant in that lawsuit. This lawsuit alleges a national conspiracy, as well as a regional conspiracy, directed against explosive customers in Missouri and seeks unspecified damages. EDC has been included in this lawsuit because it sold products to customers in Missouri during a time in which other defendants have admitted to participating in an antitrust conspiracy, and because it has been sued in the Arch case discussed above. Based on the information presently available to EDC, EDC does not believe that EDC conspired with any party, to fix prices in connection with the sale of commercial explosives. EDC intends to vigorously defend itself in this matter.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2000 and 1999

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

Note 7: Long-Term Debt

As of September 30, 2000, the Company and certain of its subsidiaries, including ClimaChem, are parties to a Revolving Credit Facility evidenced by two separate loan agreements ("Agreements") with a lender ("Lender") collateralized by receivables, inventories and proprietary rights of the parties to the Agreements. The Agreements have been amended from time to time since inception to accommodate changes in business conditions and financial results.

The Agreements, as amended, requires the Company and ClimaChem to maintain certain financial ratios and contain other financial covenants, including capital expenditure limitations. The maximum borrowing ability under the amended Agreements is the lesser of $50.0 million or the borrowing availability calculated using advance rates and eligible collateral less a "Reserve" of $5.0 million. The Agreements, as amended, provide for interest at the Lender's prime rate plus 1.5% per annum or, at the Company's option, at the Lender's LIBOR rate plus 3.875% per annum. The term of the Agreements is through December 31, 2000, and shall automatically be renewed thereafter for successive terms of one month each. The lender shall have the right to terminate these Agreements at the end of any renewal term by giving the Company written notice not less than fifteen (15) days. As of the date of this report, the Company is in negotiations with a new lender to replace its existing Revolving Credit Facility. There is no assurance that the Company will be successful in completing the new credit facility.

The outstanding borrowings under the Revolving Credit Facility of $28.7 million at September 30, 2000 are classified as long-term debt due within one year. As of September 30, 2000, the Borrowing Group, excluding the "Reserve" had availability of $7.6 million. The effective interest rate at September 30, 2000 was 11.0%.

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

During the nine months ended September 30, 2000, ClimaChem repurchased approximately $25.2 million of the Notes and recognized a gain of approximately $17.4 million, before income taxes. The outstanding principal balance of the Notes is approximately $79.8 million at September 30, 2000.

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

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2000 and 1999

Summarized consolidated unaudited balance sheet information of ClimaChem and its subsidiaries as of September 30, 2000 and December 31, 1999 and the results of operations for the nine-month and three-month periods ended September 30, 2000 and 1999 are detailed below.

ClimaChem, Inc.	September 30, 2000	December 31, 1999
	(in thousands)
Balance sheet data:
Cash	$ 2,205	$ 2,673
Trade accounts receivable, net	46,558	41,934
Inventories:
Finished goods	9,699	11,275
Work in process	5,177	5,503
Raw material	9,467	8,994
Total inventory	24,343	25,772

Supplies and prepaid items	4,176	4,314
Due from LSB and affiliates, net (1)	2,690	1,758

Total current assets	79,972	76,451

Property, plant and equipment, net	74,009	75,667

Notes and interest receivable from LSB and affiliates (1)	14,106	13,948

Other assets, net	17,287	18,012

Total assets	$ 185,374	$ 184,078
	==========	==========
Accounts payable	$ 25,054	$ 16,312
Accrued liabilities	19,829	13,791
Current portion of long-term debt	31,063	29,644

Total current liabilities	75,946	59,747

Long-term debt	87,478	112,544

Accrued losses on firm purchase commitments and other noncurrent liabilities	5,373	5,652

Deferred income taxes	2,000	-

Stockholders' equity	14,577	6,135

Total liabilities and stockholders' equity	$ 185,374	$ 184,078
	=========	=========

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2000 and 1999

	Nine Months Ended September 30,		Three Months Ended September 30,
ClimaChem, Inc.	2000	1999	2000	1999
		(in thousands)
Operations data:
Revenues:
Net sales	$ 205,894	$ 184,114	$ 65,317	$ 58,396
Other income	1,121	390	1,066	150
	207,015	184,504	66,383	58,546
Costs and expenses:
Cost of sales	166,828	145,611	55,099	46,656
Selling, general and administrative	33,208	31,718	11,270	11,382
Interest	10,573	10,727	3,266	3,596
Provision for loss on firm purchase commitments	2,485	8,439	-	939
	213,094	196,495	69,635	62,573
Loss before business disposed of, benefit for income taxes and extraordinary gain	(6,079)	(11,991)	(3,252)	(4,027)

Business disposed of
Revenues	-	7,461	-	1,087
Operating costs, expenses and interest	-	9,419	-	1,314
	-	(1,958)	-	(227)
Loss on disposal of business	-	(1,971)	-	-
	-	(3,929)	-	(227)
Loss before benefit for income taxes and extraordinary gain	(6,079)	(15,920)	(3,252)	(4,254)

Benefit for income taxes	-	(4,575)	-	(1,501)

Loss before extraordinary gain	(6,079)	(11,345)	(3,252)	$ (2,753)

Extraordinary gain, net of income taxes	14,521	-	1,952	-

Net income (loss)	$ 8,442	$ (11,345)	$ (1,300)	$ (2,753)
	==========	==========	==========	==========

(1)	Notes and other receivables from LSB and affiliates are eliminated when consolidated with LSB.

(2)

For the nine and three months ended September 30, 2000, income taxes applicable to the extraordinary gain of $2.9 million and
$2.0 million, respectively are eliminated, except for $.2 million of alternative minimum tax, when consolidated with LSB due to the existence of net operating loss carry-forwards.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2000 and 1999Note 8: Comprehensive Income

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

Other comprehensive income for the nine-month and three-month periods ended September 30, 2000 and 1999 is detailed below.

Nine Months Ended September 30,		Three Months Ended September 30,
	2000	1999	2000	1999
	(in thousands)

Net income (loss)	$ 11,238	$ (23,989)	$ 421	$ (7,090)
Foreign currency translation income	-	1,599	-	-
Total comprehensive income (loss)	$ 11,238	$ (22,430)	$ 421	$ (7,090)
	==========	==========	==========	==========

Note 9: Loss on Firm Purchase Commitment The Chemical Business is obligated to purchase anhydrous ammonia pursuant to the terms of a firm uncancelable supply contract, which was approximately ten percent of the Chemical Business' anhydrous ammonia requirements in 2000 (15% in 2001 and 2002 prior to the operations of chemical plant discussed in Note 13). Due to the estimated sales prices and the cost to produce the nitrate products, including the cost of the anhydrous ammonia to be purchased under the contract, the costs of certain of the Company's nitrate based products have been estimated to be more than the anticipated future sales prices. Therefore, the Company has recognized a provision for loss on the commitment of $2.5 million and $8.4 million for the nine months ended September 30, 2000 and 1999, respectively. At September 30, 2000 and December 31, 1999, the accompanying balance sheets include remaining accrued losses under the firm purchase commitment of $7.6 and $7.4 million, respectively ($2.5 and $1.8 million of which is classified as current in accrued liabilities, respectively). Due to the pricing mechanism in the contract, it is reasonably possible that this loss provision estimate may change in the near term particularly if the mid-November 2000 escalation in natural gas is sustained for any substantial length of time.

Note 10: Business Disposed of On August 2, 1999, the Company sold substantially all the assets of its wholly owned Australian subsidiary, Total Energy Systems Limited and its subsidiaries ("TES"), of the Chemical Business. The loss associated with the disposition was $2.0 million and was comprised of disposition costs of approximately $.3 million, the recognition in earnings of the cumulative foreign currency loss of approximately $1.1 million and approximately $.6 million related to the resolution of certain environmental matters.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2000 and 1999

Note 11: Discontinued Operations On April 5, 2000, the Board of Directors approved a plan of disposal of the Company's Automotive Products Business to allow the Company to focus its efforts and financial resources on its core businesses, Chemical and Climate Control. Accordingly, the Automotive Business has been presented in the accompanying Condensed Consolidated Financial Statements as a discontinued operation. The Company concluded the sale of the substantially all of the assets of the Automotive Products Business on May 4, 2000. As a result of the sale, the Company did not receive any cash but did receive promissory notes totaling $8.7 million, secured by a second lien on the buyer's assets, and subordinated to the buyer's working capital lender. In addition, the buyer assumed substantially all of the debts of the Company's Automotive Products Business. The terms of the sale of the Automotive Products Business calls for no payments of principal on the notes to the Company for the first two years following closing, and future receipts are entirely dependent upon the buyers' ability to make the business profitable. Accordingly the Company fully reserved its notes and related interest receivable from the buyer and its investment in the net assets as of September 30, 2000 and December 31, 1999, respectively. The Company remains a guarantor on certain equipment notes of the Automotive Products Business, equipment which was sold to the buyer and which had an outstanding indebtedness of approximately $3.7 million as of September 30, 2000 and on its revolving credit agreement in the amount of $1.0 million (for which the Company has posted a letter of credit as of September 30, 2000). The Company has been informed by management of the buyer of the Automotive Products Business that they are currently working with several parties to secure additional financing for the business. At this time, it is not presently known whether management of the buyer will be successful in closing additional financing. If they are not successful, the Company may be required to fund all or some portion of its debt guarantees related to the Automotive Products Business in the near term. The loss on disposal does not include the loss, if any, which may result if the Company is required to perform on its guarantees described above. In August 2000, the Company purchased approximately $700,000 of inventory from the buyer for resell to third parties. In September 2000 the Company purchased from a lender to the buyer the lender's note receivable from the buyer for the outstanding principal amount of approximately $260,000 and acquired the lender's collateral for the note purchased. The Company had previously guaranteed the payment of the purchased note. In September 2000 and October 2000, the Company also loaned the buyer approximately $.3 million in order to make required payments due on the indebtedness guaranteed by the Company. The Company has charged approximately $.6 million to loss from discontinued operations during the nine and three-month periods ending September 30, 2000 related to these matters.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2000 and 1999

Net assets of the discontinued Automotive operations were $7.9 million as of December 31, 1999, which were fully reserved at this time (zero as of September 30, 2000).

Operating results of the discontinued Automotive operations for the nine-month and three-month periods ended September 30, 1999, were as follows:
Nine Months Ended September 30, 1999		Three Months Ended September 30, 1999
	(in thousands)

Revenues	$ 26,955	$ 7,898

Cost of sales	21,852	6,868
Selling, general and administrative	7,150	2,335
Interest	2,331	747
Other expenses (income)	22	(83)

Loss from discontinued operations	$ (4,400)	$ (1,969)
	==========	==========

Revenues of the Automotive Products Business of $10.3 million through May 4, 2000 have been excluded from revenues in the accompanying Condensed Consolidated Statement of Operations of LSB Industries, Inc. for the nine-month period ended September 30, 2000.

Note: 12 Liquidity and Management's Plan The Company is a diversified holding company and, as a result, it is dependent on credit agreements and its ability to obtain funds from its subsidiaries in order to pay its debts and obligations.

The Company's wholly owned subsidiary, ClimaChem, Inc. ("ClimaChem") and its subsidiaries are dependent on credit agreements with lenders, Indenture with bondholders, and internally generated cash flow in order to fund their operations and pay their debts and obligations.

As of September 30, 2000, the Company and certain of its subsidiaries, including ClimaChem, are parties to a working capital line of credit evidenced by two separate loan agreements ("Agreements") with a lender ("Lender") collateralized by receivables, inventories and proprietary rights of the parties to the Agreements. The Agreements have been amended from time to time since inception to accommodate changes in business conditions and financial results. See Note 6: Long-term Debt.

As of September 30, 2000 the Company, exclusive of ClimaChem, and ClimaChem have a borrowing availability under their existing revolver of $.1 million, and $7.5 million, respectively, or $7.6 million in the aggregate and the effective interest rate was 11.0%. Borrowings under the Revolver outstanding at September 30, 2000, were $28.7 million. The annual interest on the outstanding debt under the Revolver at September 30, 2000, at the rates then in effect would approximate $3.2 million. The Agreements also restrict the flow of funds, except under certain conditions, to subsidiaries of the Company that are not parties to the Agreement.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2000 and 1999

ClimaChem is restricted as to the funds that it may transfer to the Company under the terms contained in an Indenture ("Indenture") covering the Senior Unsecured Notes issued by ClimaChem. Under the terms of the Indenture, ClimaChem cannot transfer funds to the Company, except for (i) the amount of income taxes that they would be required to pay if they were not consolidated with the Company (the "Tax Sharing Agreement"), (ii) an amount not to exceed fifty percent (50%) of ClimaChem's cumulative net income from January 1, 1998 through the end of the period for which the calculation is made for the purpose of proposing a dividend payment, and (iii) the amount of direct and indirect costs and expenses incurred by the Company on behalf of ClimaChem and ClimaChem's subsidiaries pursuant to a certain services agreement and a certain management agreement to which the companies are parties. ClimaChem sustained a net loss of $19.2 million in the calendar year 1999, and has reported net income of approximately $8.4 million for the nine months ended September 30, 2000 including an extraordinary gain of $14.5 million, net of income taxes, resulting from the repurchase of the principal amount of $25.2 million of Senior Unsecured Notes. No amounts were paid to the Company by ClimaChem under the Tax Sharing Agreement, nor under the Management Agreement during 1999. For the nine months ended September 30, 2000, ClimaChem was required to pay the Company $1,350,000 under the Management Agreement inasmuch as earnings before interest, income taxes, depreciation and amortization ("EBITDA") exceeded $19.5 million for the period ($900,000 has been paid as of September 30, 2000). It is possible that ClimaChem could pay up to $1.8 million of management fees to the Company for fiscal 2000 should operating results be favorable (if ClimaChem has EBITDA in excess of $26 million for fiscal 2000). In addition, ClimaChem recorded a provision for income taxes relating to the extraordinary gain on the repurchase of Senior Unsecured Notes for the nine months ended September 30, 2000 of $2.9 million, $.7 million of which is payable to the Company under the terms of the Tax Sharing Agreement ($400,000 has been paid as of September 30, 2000). There are no assurances that additional amounts will be earned in the fourth quarter or that the amount earned in the first three-quarters of 2000 will not be required to be repaid in subsequent periods. Due to these limitations, the Company and its non-ClimaChem subsidiaries have limited resources to satisfy their obligations and may not be in a position to satisfy its obligation to ClimaChem. The amount which the Company owed ClimaChem at September 30, 2000 includes approximately $.9 million for interest on a $10 million note payable by the Company to ClimaChem of which $.5 million was paid in November 2000.

Due to the Company's and ClimaChem's net losses for the years of 1998 and 1999 and the limited borrowing ability under the Revolver, the Company discontinued payment of cash dividends on its common stock for periods subsequent to January 1, 1999, until the Board of Directors determines otherwise, and the Company has not paid the regular quarterly dividend of $.8125 on its outstanding $3.25 Convertible Exchangeable Class C Preferred Stock Series 2 ("Series 2 Preferred") since June 15, 1999, totaling approximately $2.8 million. During the third quarter of 2000, the Company repurchased 217,500 shares of the Series 2 Preferred with a stated value of approximately $10.9 million for approximately $1.2 million. Also, management of the Company has decided not to recommend that the Company's Board of Directors approve the December 15, 2000 dividend payment on its outstanding Series 2 Preferred. If the December 15 dividends on the Series 2 Preferred is not paid, the amount of the total arrearage of unpaid dividends payable on the outstanding Series 2 Preferred will be approximately $3.3 million and the Company will have gone six quarters without paying the quarterly dividends on its Series 2 Preferred. Whenever dividends on the Series 2 Preferred shall be in arrears and unpaid, whether or not declared, in amount equal to at least six quarterly dividends (whether or not consecutive), the holders of the Series 2 Preferred (voting separately as a class) will have the exclusive right to vote for and elect two additional directors of the Company's Board of Directors during the period that dividends on the Series 2 Preferred remain in arrears by six quarterly dividends. The right of the holders of the Series 2 Preferred to vote for such two additional directors shall terminate, subject to re-vesting in the event of a subsequent similar arrearage, when all cumulative and unpaid dividends on the Series 2 Preferred have been declared and set apart for payment. The term of office of all directors so elected by the holders of the Series 2 Preferred shall terminate immediately upon the termination of the right of the holders of the Series 2 Preferred to vote for such two additional directors, subject to the requirements of Delaware law. In addition, the Company did not pay the January 1, 2000 regular dividend on the Series B Preferred. The Company does not anticipate having funds available to pay dividends on its stock for the foreseeable future.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2000 and 1999

As previously stated, ClimaChem has outstanding $79.8 million in Senior Unsecured Notes, which require that a semi-annual interest payment of $4.3 million be paid on December 1, 2000. As of the date of this report, the Company does not believe the interest payment will be made on December 1, 2000. If ClimaChem does not pay the December 1, 2000 interest payment on December 1, it has thirty (30) days to cure such before it becomes an event of default under the terms of the Indenture. Under an event of default, among other things, the lender may declare the debt immediately due and payable. An event of default under the Indenture to the 10 3/4% Senior Notes could result in a default of the Revolver and certain other indebtedness of the Company and its subsidiaries. In order for ClimaChem to make the interest payment during the grace period, it may be necessary for the Company to receive approval from its current working capital lender or replace its current lender with a new working capital lender.

As of September 30, 2000, the Company had a working capital deficit of approximately $3.5 million and long-term debt due after one year of approximately $97.0 million on a consolidated basis. However, the Company and its subsidiaries which are not subsidiaries of ClimaChem had a working capital deficit of approximately $5.3 million and long-term debt due after one year of approximately $24.8 million including the amount owed to ClimaChem.

The Company's plan for the near term identifies specific non-core assets which the Company continues to attempt to realize to provide additional working capital to the Company. The Company continues to evaluate alternatives for realizing its net investment in the Industrial Products Business. Further the Company's plan also calls for the realization of the Company's investment in an option to acquire an energy conservation company and advances made to such entity (the "Optioned Company"). The Company previously received written acknowledgment from the Optioned Company that it had executed a letter of intent to sell to a third party, the proceeds from which would allow repayment of the advances and options payments to the Company in the amount of approximately $2.8 million. Upon receipt of these proceeds, which is expected sometime in the fourth quarter of 2000, the Company is required to repay up to $1.0 million of outstanding indebtedness to a related party, SBL Corporation, related to an advance made to the Company in 1997. The remaining proceeds would be available for corporate purposes. There are no assurances that the sale of the Optioned Company will be completed.

During the nine months ended September 30, 2000, ClimaChem repurchased approximately $25.2 million of the Senior Unsecured Notes and recognized a gain of approximately $17.4 million, before income taxes.

For the remainder of 2000, the Company has planned capital expenditures of approximately $1.4 million, primarily in the Chemical and Climate Control Businesses, but such capital expenditures are dependent upon obtaining acceptable financing. The Company expects to delay these expenditures as necessary based on the availability of adequate working capital and the availability of financing. The Company has obtained a fourteen (14) month extension of the compliance dates under its wastewater management project and in the implementation dates of such project. Because the Company has not completed its evaluation of engineering alternatives, the Company has not yet provided to the state of Arkansas its final design plans under the new extended deadlines. The consent order provides for an October 1, 2001 deadline for submission of final design plans will be preceded by the agency's issuance of a revised permit. The revised permit will include the discharge limits that will apply to the wastewater treatment project. To date the state has deferred issuance of the revised permit. The Company continues to regularly advise the state of the projects engineering status and financing status. Construction of the wastewater treatment project is subject to the Company obtaining financing to fund this project. There are no assurances that the Company will be able to obtain the required financing. Failure to construct the wastewater treatment project could have a material adverse effect on the Company.

Note 13: Acquisition of Chemical Plants Effective October 31, 2000, subsidiaries of the Company, which are not subsidiaries of ClimaChem, completed the acquisition of two chemical plants from LaRoche Industries, Inc. ("LaRoche"). The purchase price of the two plants represented an amount which was not significant based on the total assets of the Company at September 30, 2000. The acquisition was pursuant to an agreement ("Orica Agreement") between subsidiaries of the Company and Orica USA, Inc. ("Orica"). Orica was the successful bidder in a bankruptcy court managed auction of the nitrogen products business of LaRoche, which consisted of four nitrogen products chemical plants. The Bankruptcy Court order approved the sale of LaRoche's nitrogen business including a release of the purchasers for any preexisting environmental liabilities.

Under the Orica Agreement, Orica assigned to subsidiaries of the Company, which are not subsidiaries of ClimaChem, the rights to purchase the assets, including inventory, machinery and equipment, and real property, associated with two of the LaRoche chemical plants, one located in Cherokee, Alabama ("Cherokee Plant"), and the other located in Crystal City, Missouri ("Crystal City Plant"). The subsidiaries of the Company took title to the Cherokee Plant and the Crystal City Plant directly from LaRoche. The purchase of these plants was funded by the working capital of the Company.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2000 and 1999

The Cherokee Plant, which produces anhydrous ammonia, nitric acid, aqua ammonia, agricultural grade ammonium nitrate fertilizer, urea ammonium nitrate fertilizer and ammonium nitrate solution as a blasting product ingredient, will remain in operation on at least a temporary basis while the Company evaluates the plant's profitability. Since natural gas is a significant element in the production of anhydrous ammonia, the current trend of rising natural gas costs will affect the profitability of this plant. The funding of future operations will be obtained from working capital and financing arrangements. For the year ended February 28, 2000, this plant sold 398,000 tons of product and had net sales of approximately $32 million.

The Crystal City Plant which could produce industrial grade ammonium nitrate and agricultural grade ammonium nitrate, will not be operated by the Company. The selling price for the ammonium nitrate produced at the Crystal City Plant could not support the costs of operating the plant. In addition, the acquiring subsidiary granted to Orica an option to purchase the nitric acid plant at the Crystal City Plant. Orica has advised the acquiring subsidiary that it intends to exercise the option to purchase the nitric acid plant. The Crystal City Plant cannot produce nitrogen products without a nitric acid plant.

Note 14: Change in Accounting In June, 1998, the Financial Accounting Standards Board issued Statement No. 133 ("SFAS #133"), Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 2000. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt this statement on January 1, 2001. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that do not qualify or are not designated as hedges must be adjusted to fair value through operations. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in the fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what all of the effects of SFAS #133 will be on the earnings and financial position of the Company; however, the Company expects that the deferred charges associated with a interest rate forward agreement will be accounted for as a cash flow hedge upon adoption of SFAS #133, with the effective portion of the hedge being classified in equity in accumulated other comprehensive income or loss. The amount included in accumulated other comprehensive income or loss will be amortized to income over the initial term of the leveraged lease.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the Company's September 30, 2000 Condensed Consolidated Financial Statements.

     Certain statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" may be deemed forward-looking statements. See "Special Note Regarding Forward-Looking Statements".

Overview

General

     The Company is focusing on its core businesses relating to its Chemical and Climate Control Businesses. In addition, the Company is seeking to reduce its outstanding indebtedness and improve its liquidity and operating results through liquidation of selected assets.

     The Automotive Products Business was sold pursuant to a definitive plan approved by the Board of Directors. Upon the closing of the sale, the Company received notes in the approximate amount of $8.7 million, such notes being secured by a second lien on the assets of the Automotive Products Business. These notes, and any payments of principal and interest, thereon, are subordinated to the buyer's primary lender. The Company will receive no principal payments under the notes for at least the first two years following the sale of the Automotive Products Business, and future receipts are entirely dependent upon the buyers' ability to make the business profitable. Accordingly, the Company has fully reserved its note and related interest receivable from the buyer. In addition, the buyer assumed substantially all of the Automotive Products Business' debts and obligations as of the date of the sale. See discussion in Source of Funds - Discontinued Business.

     During the nine months ended September 30, 2000, a subsidiary of the Company repurchased approximately $25.2 million of Senior Unsecured Notes and recognized a gain of approximately $17.4 million, before income taxes. The purchases, which were paid out of its working capital, will serve to reduce interest expense by approximately $2.7 million annually.

     In addition, during the third quarter of 2000, a subsidiary of the Company purchased 217,500 shares of its $3.25 Convertible Exchangeable Class C Preferred Stock, Series 2 ("$3.25 Preferred") for approximately $1.2 million. Each share of $3.25 Preferred has a stated value of $50.00 per share. The Company bought these shares out of its working capital.

     On October 10, 2000, the nitric acid plant in Baytown, Texas, operated by El Dorado Nitrogen Company ("EDNC") experienced a mechanical failure resulting in an interruption of production. To supply nitric acid to Bayer Corporation during this period of interrupted production, EDNC has been sourcing for Bayer Corporation nitric acid produced by El Dorado Chemical Company and third party producers. The repairs to the nitric plant are expected to be complete in January, 2001. The Company believes that any losses arising from this mechanical failure and interruption of production will be fully paid by insurance proceeds. The mechanical failure is not expected to result in any material liability to the Company.

     Effective October 31, 2000, subsidiaries of the Company, which are not subsidiaries of ClimaChem, completed the acquisition of two chemical plants from LaRoche Industries, Inc. ("LaRoche"). The purchase price of the two plants represented an amount which was not significant based on the total assets of the Company at September 30, 2000. The acquisition was pursuant to an agreement ("Orica Agreement") between subsidiaries of the Company and Orica USA, Inc. ("Orica"). Orica was the successful bidder in a bankruptcy court managed auction of the nitrogen products business of LaRoche, which consisted of four nitrogen products chemical plants. The Bankruptcy Court order approved the sale of LaRoche's nitrogen business including a release of the purchasers for any preexisting environmental liabilities.

     Under the Orica Agreement, Orica assigned to subsidiaries of the Company, which are not subsidiaries of ClimaChem, the rights to purchase the assets, including inventory, machinery and equipment, and real property, associated with two of the LaRoche chemical plants, one located in Cherokee, Alabama ("Cherokee Plant"), and the other located in Crystal City, Missouri ("Crystal City"). The subsidiaries of the Company took title to the Cherokee Plant and the Crystal City Plant directly from LaRoche. The purchase of the plants was funded by the working capital of the Company.

     The Cherokee Plant, which produces anhydrous ammonia, nitric acid, aqua ammonia, agricultural grade ammonium nitrate fertilizer, urea ammonium nitrate fertilizer and ammonium nitrate solution as a blasting product ingredient, will remain in operation on at least a temporary basis while the Company evaluates the plant's profitability. Since natural gas is a significant element in the production of anhydrous ammonia, the current trend of rising natural gas costs will affect the profitability of this plant. The funding of the future operations will be obtained from working capital and financing arrangements. For the year ended February 28, 2000, this plant sold 398,000 tons of product and had net sales of approximately $32 million.

     The Crystal City Plant, which could produce industrial grade ammonium nitrate and agricultural grade ammonium nitrate, will not be operated by the Company. The selling price for the ammonium nitrate produced at the Crystal City Plant does not currently support the costs of operating the plant. In addition, the Company granted to Orica an option to purchase the nitric acid plant at the Crystal City Plant. Orica has advised the Company's subsidiary that it intends to exercise the option to purchase the nitric acid plant. The Crystal City Plant cannot produce nitrogen products without a nitric acid plant.

     Chemical Business

     The Company's Chemical Business, after the above referenced acquisition, manufactures three principal product lines that are derived from anhydrous ammonia: (1) fertilizer grade ammonium nitrate and urea ammonia nitrate (UAN) for the agricultural industry, (2) explosive grade ammonium nitrate for the mining industry and (3) concentrated, blended and regular nitric acid for industrial applications. In addition, the Company also produces sulfuric acid for commercial applications primarily in the paper industry.

     As of September 30, 2000, the Chemical Business had commitments to purchase 78,000 tons of anhydrous ammonia under a take or pay contract at a minimum volume of 2,000 tons per month during 2000 and 3,000 tons per month during 2001 and 2002. In addition, under the contract the Chemical Business is committed to purchase 50% of its remaining requirements of anhydrous ammonia through 2002 from this third party at prices which approximate market prices. Based on the pricing index contained in this contract, prices paid during 1999 and the nine months ended September 30, 2000 were higher than the current market spot price. As a result, in 2000 and 1999 the Company recorded loss provisions for anhydrous ammonia required to be purchased during the remainder of the contract aggregating approximately $2.5 and $8.4 million, respectively. At September 30, 2000, the accrued liability for future payments of the loss provision included in the Condensed Consolidated Balance Sheet was approximately $7.6 million ($2.5 million of which is included in Accrued liabilities).

     During 1999 and the nine months ended September 30, 2000, the Chemical Business has reported losses from operations. Management expects the Chemical Business to continue to report losses or marginal income until natural gas and/or anhydrous ammonia prices come down or until sales prices of the Business' nitrogen products increases to a level that reflects the high price of such raw material. Presently natural gas prices are trending up and continuing increases in natural gas prices could have an adverse effect on results of operation and liquidity and capital resources. See "Special Note Regarding Forward-Looking Statements".

     Net sales in the Chemical Business (excluding the Australian subsidiary in which substantially all of its assets were disposed of in August, 1999) were $107.2 million for the nine months ended September 30, 2000 and $98.4 million for the nine months ended September 30, 1999. The sales volume from the Chemical Business increased in 2000 from the 1999 level. This increase in sales is due largely to increased sales volume of mining and industrial acid products and improved sales prices of certain agricultural products. The gross profit (excluding the Australian subsidiary) increased to $14.1 million (or 13.1% of net sales) in 2000 from $12.8 million (or 13.0% of net sales) in 1999. The increase in gross profit was primarily a result of increased sales volume of mining products and improved sales prices relating to certain agricultural products.

    The Australian subsidiary revenues for the nine months ended September 30, 1999 were $7.5 million and the loss was $3.9 million, including a loss on disposal of $2.0 million. (See Note 10 of Notes to Condensed Consolidated Financial Statements.)

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

     Sales of $99.0 million for the nine months ended September 30, 2000, in the Climate Control Business were approximately 14.3% greater than sales of $86.6 million for the nine months ended September 30, 1999. The gross profit was approximately $25.8 million in the 2000 period and $26.4 million in the 1999 period. The gross profit percentage decreased to 26.1% for 2000 from 30.5% for 1999. This decrease is primarily due to (i) start up costs that were expensed related to the start up of the new large air handler business (ii) increased material and labor costs relating to a new fan coil product line, (iii) decreased gross margins caused by competitive pressures, and (iv) variations in product sales mix.

Industrial Products Business

     Net sales in the Industrial Products Business during the nine months ended September 30, 2000 and 1999 were $8.2 million and $6.6 million, respectively, resulting in an operating profit of $.2 million and operating loss of $1.3 million, respectively. The net investment in assets of this Business has continued to decrease and the Company expects to realize further reductions in future periods. The Company continues to eliminate certain categories of machines from the product line by not replacing those machines when sold.

RESULTS OF OPERATIONS

Nine months ended September 30, 2000 vs. Nine months ended September 30, 1999.

     Revenues

     Total revenues of Businesses continuing for the nine months ended September 30, 2000 and 1999 were $218.3 million and $193.8 million, respectively, an increase of $24.5 million. Sales and other income increased $22.7 and $1.8 million, respectively. Other income in 2000 includes the Company's equity interest in an unconsolidated joint venture of $.6 million, $.6 million of interest income, gain on sale of equity securities of an unrelated entity of $.3 million and rental income of $.2 million.

     Net Sales

     Consolidated net sales of Businesses continuing included in total revenues for the nine months ended September 30, 2000, were $214.3 million, compared to $191.6 million for the first nine months of 1999, an increase of $22.7 million. This increase in sales resulted principally from: (i) increased sales in the Chemical Business of $8.7 million due primarily from increased sales volume of mining and industrial acid products and improved sales prices of certain agricultural products, (ii) increased sales in the Climate Control Business of $12.4 million due primarily from an increase in export sales, an increase in sales volume due to improved manufacturing processes and increased customer demand, and (iii) increased sales in the Industrial Products Business due to an increase in sales of machine tools.

     Gross Profit

     Gross profit of Businesses continuing as a percent of sales was 19.7% for the first nine months of 2000, compared to 21.4% for the first nine months of 1999. The decrease in the gross profit percentage was primarily the result of lower profit margins in the Chemical and Climate Control Businesses caused primarily from (i) increased raw material costs relating to certain mining and industrial acid products and increased sales volume of mining products with lower margins relating to the Chemical Business, and (ii) increased material and labor costs relating to a new fan coil product line , start up costs of the new large air handler business, lower gross margins caused by competitive pressures and variation in product sales mix relating to the Climate Control Business. This decrease was partially offset by (i) improved sales prices relating to certain agricultural products and the net realization of approximately $2.3 million of the accrual for losses on the firm purchase commitment relating to the Chemical Business, and (ii) increased sales volume due to improved manufacturing processes in certain of the Climate Control Business.

     Selling, General and Administrative Expense

     Selling, general and administrative ("SG&A") expenses as a percent of net sales from Businesses continuing at September 30, 2000, were 16.5% in the nine-month period ended September 30, 2000, compared to 19.3% for the first nine months of 1999. This decrease is primarily the result of higher sales without a comparable increase in expenses; however, SG&A expenses are lower due to strategic efforts to reduce SG&A expenses relating to the Industrial Products Business, legal expenses incurred in 1999 relating to a project in Mexico and a reduction in warranty expenses due to quality control improvements and improved management of warranty claims in the Climate Control Business.

     Interest Expense

     Interest expense for continuing businesses of the Company was $11.7 million in the first nine months of 2000, compared to $10.9 million for the first nine months of 1999. The increase of $.8 million primarily resulted from increased lenders' prime rates and the rate being charged by the Company's working capital lender which was partially offset by reduced debt outstanding resulting from the repurchase of the Senior Unsecured Notes.

     Provision for Loss

     The Company had a provision for loss on firm purchase commitments of approximately $2.5 and $8.4 million for the nine months ended September 30, 2000 and 1999, respectively. See discussion in Note 9 of Notes to Condensed Consolidated Financial Statements.

     Other Expense

     Other expense for the nine months ended September 30, 2000 included (i) approximately $.6 million in costs incurred by the Company in attempts to renegotiate the terms and conditions of the Indenture related to the Senior Unsecured Notes of a subsidiary of the Company, (ii) a provision for a litigation settlement of $.6 million, (iii) start up costs of approximately $.2 million associated with a new subsidiary in the Climate Control Business.

     Business Disposed of

     The Company sold substantially all the assets of a wholly owned subsidiary in 1999. See discussion in Note 10 of the Notes to Condensed Consolidated Financial Statements.

     Loss from Continuing Operations before Income Taxes and Extraordinary Gain

     The Company had a loss from continuing operations before income taxes and extraordinary gain of $5.4 million in the first nine months of 2000 compared to $19.5 million in the nine months ended September 30, 1999. Approximately $6.0 million of the increased profitability of $14.1 million was due to the difference in loss provision on firm purchase commitments and approximately $3.9 million was due to losses relating to the business disposed of in 1999. The remainder of the improvement was primarily due to increased gross profit of the Chemical and Industrial Products Businesses which was partially offset by decreased gross profit of the Climate Control Business and the increase in other income as described above. Also SG&A expenses decreased but were partially offset by increased interest expense as described above.

     Provision for Income Taxes

     As a result of the Company's net operating loss carry-forward for income tax purposes as discussed elsewhere herein and in Note 2 of Notes to Condensed Consolidated Financial Statements, no provisions for income taxes associated with continuing operations were necessary for the nine months ended September 30, 2000. The Company's provisions for income taxes were for current state income taxes in 1999.

     Discontinued Operations

     On April 5, 2000 the Board of Directors approved a plan of disposal of the Company's Automotive Products Business ("Automotive") which was completed on May 4, 2000. Automotive is reflected as discontinued operations for the periods presented. The net loss from discontinued operations of Automotive for the phase-out period beginning January 1, 2000 through May 4, 2000 (closing date) was fully accrued for at December 31, 1999. For the nine months ended September 30, 1999, the net loss from discontinued operations was $4.4 million. See discussion in Note 11 of the Notes to Consolidated Financial Statements for further information and a discussion of the $.6 million charge for the nine-month period ended September 30, 2000.

     Extraordinary Gain

     During the nine months ended September 30, 2000, a subsidiary of the Company repurchased approximately $25.2 million of the Senior Unsecured Notes and recognized a gain of approximately $17.4 million, before of income taxes.

Three months ended September 30, 2000 vs. Three months ended September 30, 1999.

     Revenues

     Total revenues of Businesses continuing for the three months ended September 30, 2000 and 1999 were $70.0 million and $61.9 million, respectively, an increase of $8.1 million. Sales increased $7.1 and other income increased $1.0 million, respectively. Other income in 2000 includes the Company's equity interest in an unconsolidated joint venture of $.6 million, $.3 million of interest income and rental income of $.1 million.

     Net Sales

     Consolidated net sales of Businesses continuing included in total revenues for the three months ended September 30, 2000, were $68.1 million, compared to $61.0 million for the three months ended September 30, 1999, an increase of $7.1 million. This increase in sales resulted principally from: (i) increased sales in the Chemical Business of $2.1 million due primarily from increased sales volumes of mining and industrial acid products partially offset by decreased sales volume of agricultural products and reduced sales prices for certain agricultural, mining and industrial acid products, (ii) increased sales in the Climate Control Business of $4.2 million due primarily from increased customer demand and (iii) increased sales in the Industrial Products Business of $.8 million due to an increase in sales of machine tools.

     Gross Profit

     Gross profit of Businesses continuing as a percent of sales was 16.5% for the three months ended September 30, 2000, compared to 20.9% for the three months ended September 30, 1999. The decrease in the gross profit percentage was primarily the result of lower profit margins in the Chemical and Climate Control Businesses due primarily to (i) increased raw material costs, reduced sales prices for certain chemical products and increase sales volume of mining products with lower margins relating to the Chemical Business and (ii) increased material costs relating to a new fan coil product line, start up costs of the new large air handler business, lower margins caused by competitive pressures and variation in product sales mix.

     Selling, General and Administrative Expense

     Selling, general and administrative ("SG&A") expenses as a percent of net sales from Businesses continuing at September 30, 2000, were 17.6% in the three-month period ended September 30, 2000, compared to 21.1% for 1999. This decrease is primarily the result of higher sales without a comparable increase in expenses; however, SG&A expenses are lower due to legal expenses incurred in 1999 relating to a project in Mexico and a reduction in warranty expenses due to quality control improvements and improved management of warranty claims in the Climate Control Business.

     Interest Expense

     Interest expense for continuing businesses of the Company was $3.6 million in the three-month period ended September 30, 2000, compared to $3.7 million for 1999. The decrease of $.1 million primarily resulted from reduced debt outstanding associated with the repurchase of the Senior Unsecured Notes offset by the increased lenders' prime rates and the rate being charged by the Company's working capital lender.

     Provision for Loss

     The Company had a provision for loss on firm purchase commitments of approximately $.9 million for the three months ended September 30, 1999. See discussion in Note 9 of Notes to Condensed Consolidated Financial Statements.

     Other Expense

     Other expense for the three months ended September 30, 2000 included, among other things approximately $.2 million associated with start-up costs of a new subsidiary in the Climate Control Business

     Business Disposed of

     The Company sold substantially all the assets of a wholly owned subsidiary in 1999. See discussion in Note 10 of the Notes to Condensed Consolidated Financial Statements.

     Loss from Continuing Operations before Income Taxes and Extraordinary Gain

     The Company had a loss from continuing operations before income taxes and extraordinary gain of $3.0 million in the three-month period ended September 30, 2000 compared to a loss of $5.1 million in the three months ended September 30, 1999. The decreased loss of $2.1 million was primarily due to the increase of other income and the decrease of SG&A expenses and provision for loss on firm purchase commitments as discussed above.

     Provision for Income Taxes

     As a result of the Company's net operating loss carry-forward for income tax purposes as discussed elsewhere herein and in Note 2 of Notes to Condensed Consolidated Financial Statements, no provisions for income taxes associated with continuing operations were necessary for the three months ended September 30, 2000 . The Company's provisions for income taxes were for current state income taxes in 1999.

     Discontinued Operations

     On April 5, 2000 the Board of Directors approved a plan of disposal of the Company's Automotive Products Business ("Automotive") which was completed on May 4, 2000. See discussion in Note 11 of the Notes to Consolidated Financial Statements for further information and a discussion of the $.6 million charge for the three-month period ended September 30, 2000.

     Extraordinary Gain

     During the third quarter of 2000, a subsidiary of the Company repurchased approximately $6.0 million of the Senior Unsecured Notes and recognized a gain of approximately $4.0 million, before income taxes.

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

     Net cash provided by continuing operating activities for the nine months ended September 30, 2000 was $13.2 million, after adjustments for a net loss from discontinued operations of $.6 million, a noncash extraordinary gain of $17.4 million, depreciation and amortization of $7.4 million, provision for possible losses on receivables and other assets of $1.0 million and including an accounts receivable increase of $5.1 million; a decrease in inventories of $3.0 million; an increase in supplies and prepaid items of $.5 million; an increase in accounts payable of $8.6 million; and an increase in accrued liabilities of $4.2 million. The increase in receivables is primarily due to improved sales, seasonal sales of agricultural products in the Chemical Business and improved sales, partially offset by successful efforts to reduce the number of days outstanding, relating to the Climate Control Business. The increase in accounts payable is primarily due to increased purchases caused by an increase in production and timing of payments in the Chemical and Climate Control Businesses. The increase in accrued liabilities is primarily due to accrued interest on the Senior Unsecured Notes and a deferred lease payment both due in December 2000 in the Chemical Business and property taxes.

Cash Flow From Investing and Financing Activities

     Net cash used in investing activities for the nine months ended September 30, 2000 included $4.9 million for capital expenditures. The capital expenditures were primarily for the benefit of the Chemical and Climate Control Businesses to enhance production and product delivery capabilities.

     Net cash provided by financing activities included proceeds from long-term debt and other debt of $2.7 million offset by payments and Note acquisitions of $11.0 million, a net increase in revolving debt of $1.3 million and the repurchase of preferred stock of $1.2 million.

Source of Funds

Continuing Businesses

     The Company is a diversified holding company and, as a result, it is dependent on credit agreements and its ability to obtain funds from its subsidiaries in order to pay its debts and obligations.

     The Company's wholly owned subsidiary, ClimaChem, Inc. ("ClimaChem"), and its subsidiaries are dependent on credit agreements with lenders, Indenture with bondholders, and internally generated cash flow in order to fund their operations and pay their debts and obligations.

     As of September 30, 2000, the Company and certain of its subsidiaries, including ClimaChem, are parties to a working capital line of credit evidenced by two separate loan agreements ("Agreements") with a lender ("Lender") collateralized by receivables, inventories and proprietary rights of the parties to the Agreements as described in Note 7 of Notes to Condensed Consolidated Financial Statements. The term of the Agreements is through December 31, 2000, and shall automatically be renewed thereafter for successive terms of one month each. The lender shall have the right to terminate these Agreements at the end of any renewal term by giving the Company written notice not less than fifteen (15) days. As of the date of this report, the Company is in negotiations with a new lender to replace its existing Revolving Credit Facility. There is no assurance that the Company will be successful in completing the new credit facility.

     As of September 30, 2000 the Company, exclusive of ClimaChem, and ClimaChem had a borrowing availability under the revolver of $.1 million, and $7.5 million respectively, or $7.6 million in the aggregate and the effective interest rate was 11.0%. Borrowings under the Revolver outstanding at September 30, 2000, were $28.7 million. The annual interest on the outstanding debt under the Revolver at September 30, 2000, at the rates then in effect would approximate $3.2 million. The Agreements also restrict the flow of funds, except under certain conditions, to subsidiaries of the Company that are not parties to the Agreement.

     In addition to the credit facilities discussed above, as of September 30, 2000, ClimaChem's wholly owned subsidiary, DSN Corporation ("DSN"), is a party to three loan agreements with a financial company (the "Financing Company") for three projects. At September 30, 2000, DSN had outstanding borrowings of $6.0 million under these loans. The loans have monthly repayment schedules of principal and interest through maturity in 2002. The interest rate on each of the loans is fixed and range from 8.2% to 8.9%. Annual interest, for the three notes as a whole, at September 30, 2000, at the agreed to interest rates would approximate $.5 million. The loans are secured by the various DSN property and equipment. The loan agreements require the Company to maintain certain financial ratios, including tangible net worth requirements. In October 2000, DSN obtained a waiver from the Financing Company of the financial covenants through December 2001.

     As discussed in Note 12 of Notes to Condensed Consolidated Financial Statements, ClimaChem is restricted as to the funds that it may transfer to the Company under the terms contained in an Indenture ("Indenture") covering the Senior Unsecured Notes issued by ClimaChem. No amounts were paid to the Company by ClimaChem under the Tax Sharing Agreement, nor under the Management Agreement during 1999. For the nine months ended September 30, 2000, ClimaChem was required to pay the Company $1,350,000 under the Management Agreement inasmuch as earnings before interest, income taxes, depreciation and amortization ("EBITDA") exceeded $19.5 million for the period ($900,000 has been paid as of September 30, 2000). It is possible that ClimaChem could pay up to $1.8 million of management fees to the Company should operating results be favorable (if ClimaChem has EBITDA in excess of $26 million). In addition, ClimaChem recorded a provision for income taxes relating to the extraordinary gain on the repurchase of Senior Unsecured Notes for the nine months ended September 30, 2000 of $2.9 million, $.7 million of which is payable to the Company under the terms of the Tax Sharing Agreement ($400,000 has been paid as of September 30, 2000). There are no assurances that additional amounts will be earned in the fourth quarter or that the amount earned in the first three-quarters of 2000 will not be required to be repaid in future periods. Due to these limitations, the Company and its non-ClimaChem subsidiaries have limited resources to satisfy their obligations and may not be in a position to satisfy its obligations to ClimaChem. The amount which the Company owed ClimaChem at September 30, 2000 includes approximately $.9 million for interest on a $10 million note payable by the Company to ClimaChem of which $.5 million was paid in November 2000.

     Due to the Company's and ClimaChem's net losses for the years of 1998 and 1999 and the limited borrowing ability under the Revolver, the Company discontinued payment of cash dividends on its Common Stock for periods subsequent to January 1, 1999, until the Board of Directors determines otherwise, and the Company has not paid the regular quarterly dividend of $.8125 on its outstanding $3.25 Convertible Exchangeable Class C Preferred Stock Series 2 ("Series 2 Preferred") since June 15, 1999, totaling approximately $2.8 million. During the third quarter of 2000, the Company repurchased 217,500 shares of the Series 2 Preferred for approximately $1.2 million. In addition, the Company did not pay the January 1, 2000 regular dividend on the Series B Preferred. The Company does not anticipate having funds available to pay dividends on its stock for the foreseeable future. See discussion in Note 12 of Notes to Condensed Consolidated Financial Statements.

     As previously stated, ClimaChem has outstanding $79.8 million in Senior Unsecured Notes, which require that a semi-annual interest payment of $4.3 million be paid on December 1, 2000. As of the date of this report, the Company does not believe the interest payment will be made on December 1, 2000. If ClimaChem does not pay the December 1, 2000 interest payment on December 1, it has thirty (30) days to cure such before it becomes an event of default under the terms of the Indenture. Under an event of default, among other things, the lender may declare the debt immediately due and payable. An event of default under the Indenture to the 10 3/4% Senior Notes could result in a default of the Revolver and certain other indebtedness of the Company and its subsidiaries. In order for ClimaChem to make the interest payment during the grace period, it may be necessary for the Company to receive approval from its current working capital lender or replace its current lender with a new working capital lender.

     As of September 30, 2000, the Company had a working capital deficit of approximately $3.5 million and long-term debt due after one year of approximately $97.0 million on a consolidated basis. However, the Company and its subsidiaries which are not subsidiaries of ClimaChem had a working capital deficit of approximately $5.3 million and long-term debt due after one year of approximately $24.8 million including the amount owed to ClimaChem.

     The Company's plan for the near term identifies specific non-core assets which the Company continues to attempt to realize to provide additional working capital to the Company. Further the Company's plan also calls for the realization of the Company's investment in an option to acquire an energy conservation company and advances made to such entity (the "Optioned Company"). The Company previously received written acknowledgment from the Optioned Company that it had executed a letter of intent to sell to a third party, the proceeds from which would allow repayment of the advances and options payments to the Company in the amount of approximately $2.8 million. Upon receipt of these proceeds, which is expected sometime in the fourth quarter of 2000, the Company is required to repay up to $1.0 million of outstanding indebtedness to a related party, SBL Corporation, related to an advance made to the Company in 1997. The remaining proceeds would be available for corporate purposes. There are no assurances that the sale of the Optioned Company will be completed.

     For the remainder of 2000, the Company has planned capital expenditures of approximately $1.4 million, primarily in the Chemical and Climate Control Businesses, but such capital expenditures are dependent upon obtaining acceptable financing. The Company expects to delay these expenditures as necessary based on the availability of adequate working capital and the availability of financing. The Company has obtained a fourteen (14) month extension of the compliance dates under its wastewater management project and in the implementation dates of such project. Because the Company has not completed its evaluation of engineering alternatives, the Company has not yet provided to the state of Arkansas its final design plans under the new extended deadlines. The consent order provides for an October 1, 2001 deadline for submission of final design plans will be preceded by the agency's issuance of a revised permit. The revised permit will include the discharge limits that will apply to the wastewater treatment project. To date the state has deferred issuance of the revised permit. The Company continues to regularly advise the state of the projects engineering status and financing status. Construction of the wastewater treatment project is subject to the Company obtaining financing to fund this project. There are no assurances that the Company will be able to obtain the required financing. Failure to construct the wastewater treatment project could have a material adverse effect on the Company.

Discontinued Business

     As discussed in Note 11 of Notes to Condensed Consolidated Financial Statements, on April 5, 2000, the Board of Directors approved a plan of disposal of the Company's Automotive Products Business ("Automotive"). The sale of Automotive was concluded on May 4, 2000. The Company received notes for its net investment of approximately $8.7 million, and the buyer assumed substantially all of the Automotive Products Business' liabilities. The operating losses associated with the discontinuation of this business segment are reflected in the net loss from discontinued operations for the nine months ended September 30, 1999 in the Condensed Consolidated Statements of Operations.

     The terms of the notes received in the sale call for no payments of principal for the first two years following the close. Interest will accrue at Wall Street Journal Prime plus 1.0% but will not be paid until and if Automotive's availability reaches a level of $1.0 million. Accrued interest will not be recognizable until received.

     The Company remains a guarantor on certain equipment notes of the Automotive Products Business, equipment which was sold to the buyer and which had an outstanding indebtedness of approximately $3.7 million as of September 30, 2000 and on its revolving credit agreement in the amount of $1.0 million (for which the Company has posted a letter of credit as of September 30, 2000). The Company has been informed by management of the buyer of the Automotive Products Business that they are currently working with several parties to secure additional financing for the business. At this time, it is not presently known whether management of the buyers will be successful in closing additional financing. If they are not successful, the Company may be required to fund all or some portion of its debt guarantees related to the Automotive Products Business in the near term. The loss on disposal does not include the loss, if any, which may result if the Company is required to perform on its guarantees described above. In August 2000, the Company purchased approximately $700,000 of inventory from the buyer for the purpose of resell to third parties In September 2000 the Company purchased from a lender to the buyer the lender's note receivable from the buyer for the outstanding principal amount of approximately $260,000 and acquired the lender's collateral for the note purchased. The Company had previously guaranteed the payment of the purchased note. In September 2000 and October 2000, the Company also loaned the buyer approximately $.3 million in order to make required payments due on indebtedness guaranteed by the Company. The Company has charged approximately $.6 million to loss from discontinued operations during the nine and three month periods ending September 30, 2000 related to these matters.

     Debt Guarantee

     As discussed in Note 6 of Notes to Condensed Consolidated Financial Statements, on October 17, 1997, Prime Financial Corporation ("Prime"), a subsidiary of the Company, borrowed from SBL Corporation, a corporation wholly owned by the spouse and children of Jack E. Golsen, Chairman of the Board and President of the Company, the principal amount of $3,000,000 (the "Loan") on an unsecured basis and payable on demand, with interest payable monthly in arrears at a variable interest rate equal to the Wall Street Journal Prime Rate plus 2% per annum. The purpose of the loan was to assist the Company by providing additional liquidity. The Company has guaranteed the Prime Loan. As of September 30, 2000, the unpaid principal balance on the Prime Loan was $1,950,000. In April, 2000, at the request of Prime and the Company, SBL agreed to modify the demand note to make such a term note with a maturity date no earlier than April 1, 2001, except under limited circumstances In October 2000, Prime paid SBL $200,000 consistent with the terms of the demand note as modified in April 2000.

     In order to make the Loan to Prime, SBL and certain of its affiliates borrowed the $3,000,000 from a bank (collectively "SBL Borrowings"), and as part of the collateral pledged by SBL to the bank in connection with such loan, SBL pledged, among other things, its note from Prime. In order to obtain SBL's agreement as provided above, and for other reasons, effective April 21, 2000, a subsidiary of the Company guaranteed on a limited basis the obligations of SBL and its affiliates relating to the unpaid principal amount due to the bank in connection with the SBL Borrowings, and, in order to secure its obligations under the guarantees pledged to the bank 1,973,461 shares of the Company's Common Stock that it holds as treasury stock. Under the guarantee, the Company's liability is limited to the value, from time to time, of the Company's Common Stock pledged by the Company. As of September 30, 2000, the outstanding principal balance due to the bank from SBL as a result of such loan was $1,950,000.

Contingencies

     The Company has several contingencies that could impact its liquidity in the event that the Company is unsuccessful in defending against the claimants. Although management does not anticipate that these claims will result in substantial adverse impacts on its liquidity, it is not possible to determine the outcome. The preceding sentence is a forward looking statement that involves a number of risks and uncertainties that could cause actual results to differ materially, such as, among other factors, the following: a court finds the Chemical Business liable for a material amount of damages in the antitrust lawsuits pending against the Chemical Business in a manner not presently anticipated by the Company. See Note 6 of Notes to Condensed Consolidated Financial Statements.

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

     As of September 30, 2000, the Company's variable rate and fixed rate debt, which aggregated $132.9 million, exceeded the debt's fair market value by approximately $55.9 million ($79.0 million at December 31, 1999). The fair value of the Senior Notes of a subsidiary of the Company was determined based on a market quotation for such securities.

Raw Material Price Risk

     The Company has a remaining commitment at September 30, 2000 to purchase 78,000 tons of anhydrous ammonia under a contract. The Company's purchase price can be higher or lower than the current market spot price. As of September 30, 2000,an accrual for losses during the remainder of the purchase period of approximately $7.6 million was recorded in the accompanying Condensed Consolidated Balance Sheet. See Note 9 of Notes to Condensed Consolidated Financial Statements.

SPECIAL NOTE REGARDING
FORWARD-LOOKING STATEMENTS

     Certain statements contained within this report may be deemed "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements in this report other than statements of historical fact are Forward-Looking Statements that are subject to known and unknown risks, uncertainties and other factors which could cause actual results and performance of the Company to differ materially from such statements. The words "believe", "expect", "anticipate", "intend", "will", and similar expressions identify Forward-Looking Statements. Forward-Looking Statements contained herein relate to, among other things, (i) ability to improve operations and become profitable, (ii) establishing a position as a market leader, (iii) the amount of the loss provision for anhydrous ammonia required to be purchased may increase (iv) plan for 2000 to realize cash, reduce indebtedness and improve liquidity and operating results, (v) collection of notes received on the sale of the Automotive Products Business, (vi) ability to either extend term of existing working capital agreement or replace such, (vii) availability of net operating loss carryovers, (viii) amount to be spent relating to capital expenditures, (ix) ability to be able to continue to borrow under the Company's revolving line of credit, (x) ability to complete the sale of the Optioned Company, (xi) ability to obtain financing to fund its presently anticipated capital requirements, (xii) ability to make required capital improvements, (xiii) anticipated cost of certain amounts of anhydrous ammonia exceed the market, (xiv) no improvements in the sales price of certain nitrate based products of the Chemical Business is expected in the near future due to increased cost of anhydrous ammonia, (xv) the Company's ability to receive or repay management fees and amounts related to taxes from its subsidiary, (xvi) ability to pay December 1, 2000 interest payment on ClimaChem's Senior Unsecured Notes, and (xvii) losses, if any, arising from the interruption of production at the EDNC plant will be fully paid by insurance proceeds. While the Company believes the expectations reflected in such Forward-Looking Statements are reasonable, it can give no assurance such expectations will prove to have been correct. There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to, (i) decline in general economic conditions, both domestic and foreign, (ii) material reduction in revenues, (iii) material increase in interest rates; (iv) inability to collect in a timely manner a material amount of receivables, (v) increased competitive pressures, (vi) changes in federal, state and local laws and regulations, especially environmental regulations, or in interpretation of such, pending (vii) additional releases (particularly air emissions into the environment), (viii) material increases in equipment, maintenance, operating or labor costs not presently anticipated by the Company, (ix) the requirement to use internally generated funds for purposes not presently anticipated, (x) ability to become profitable, or if unable to become profitable, the inability to secure additional liquidity in the form of additional equity or debt, (xi) the cost for the purchase of anhydrous ammonia and or natural gas increasing, (xii) changes in competition, (xiii) the loss of any significant customer, (xiv) changes in operating strategy or development plans, (xv) inability to fund the working capital and expansion of the Company's businesses, (xvi) adverse results in any of the Company's pending litigation, (xvii) inability to obtain necessary raw materials, (xviii) continuing decreases in the selling price for the Chemical Business' nitrogen based end products, (xix) inability to complete the sale of the Optioned Company, (xx) the Company being required to fund all or some portion of its debt guarantees related to the Automotive Products Business, and (xxi) other factors described in "Management's Discussion and Analysis of Financial Condition and Results of Operation" contained in this report. Given these uncertainties, all parties are cautioned not to place undue reliance on such Forward-Looking Statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the Forward-Looking Statements contained herein to reflect future events or developments.

Independent Accountants' Review Report

Board of Directors
LSB Industries, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of LSB Industries, Inc. and subsidiaries as of September 30, 2000, and the related condensed consolidated statements of operations for the nine-month and three-month periods ended September 30, 2000 and 1999 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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
November 16, 2000

PART II
OTHER INFORMATION

Item 1.     Legal Proceedings

There are no additional material legal proceedings pending against the Company and/or its subsidiaries not previously reported by the Company in Item 3 of its Form 10-K for the fiscal period ended December 31, 1999, which Item 3 is incorporated by reference herein.

Item 2.     Changes in Securities

            Not applicable.

Item 3.     Defaults upon Senior Securities

(b) The Company's Board of Directors did not declare and pay the September 15, 2000 dividends on the Company's outstanding $3.25 Convertible Exchangeable Class C Preferred Stock, Series 2 ("Series 2 Preferred). Accrued and unpaid dividends on the Series 2 Preferred are cumulative. The amount of the total arrearage of unpaid dividends on the outstanding Series 2 Preferred is approximately $2.8 million as of the date of this report. In addition, management of the Company has decided not to recommend the Company's Board of Directors approve the December 15, 2000 dividend payment on its outstanding Series 2 Preferred. If the December 15 dividend on the Series 2 Preferred is not paid, the amount of the total arrearage of unpaid dividends payable on the outstanding Series 2 Preferred will be approximately $3.3 million and the Company will have gone six quarter without paying the quarterly dividend on its Series 2 Preferred.

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

Also the Company's Board of Directors did not declare and pay the January 1, 2000 regular dividend on the Company's Series B 12% Convertible, Cumulative Preferred Stock ("Series B"). Dividends in arrears at September 30, 2000, related to the Company's Series B amounted to approximately $.2 million.

Item 4.     Submission of Matters to a Vote of Security Holders

            Not applicable

Item 5.     Other Information

            Not applicable

Item 6.     Exhibits and Reports on Form 8-K

       (A)     Exhibits. The Company has included the following exhibits in this report:

     10.1  Covenant Waiver Letter, dated October 19, 2000, between The CIT Group and DSN Corporation.

     10.2  Fourth Amendment to Second Amended and Restated Loan and Security Agreement dated October 10, 2000 by and between Bank of America, N.A. and LSB Industries, Inc., Summit Machine Tool Manufacturing Corp., and Morey Machinery Manufacturing Corporation.

     10.3  Ninth Amendment to Amended and Restated Loan and Security Agreement, dated October 10, 2000 by and between Bank of America, N.A. and Climate Master, Inc., International Environmental Corporation, El Dorado Chemical Company, and Slurry Explosive Corporation.

     10.4  Letter Agreement, dated August 23, 2000, between LSB Chemical Corp. and Orica USA, Inc. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES ANC EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT. THE OMITTED INFORMATION HAS BEEN FILED SEPARATELY WITH THE SECRETARY OF THE SECURITIES AND EXCHANGE COMMISSION FOR PURPOSES OF SUCH REQUEST.

     10.5  Agreement, dated October 31, 2000, between Orica Nitrogen, L.L.C., Orica USA, Inc. and LSB Chemical Corp. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT. THE OMITTED INFORMATION HAS BEEN FILED SEPARATELY WITH THE SECRETARY OF THE SECURITIES AND EXCHANGE COMMISISION FOR PURPOSES OF SUCH REQUEST.

     15.1  Letter Re: Unaudited Interim Financial Information

     27.1  Financial Data Schedule

(B)  Reports of Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended September 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly authorized, to sign this report on its behalf on this 20th day of November 2000.

LSB INDUSTRIES, INC.

By: /s/ Tony M. Shelby_____________
Tony M. Shelby,
Senior Vice President of Finance
(Principal Financial Officer)

By: /s/ Jim D. Jones_______________
Jim D. Jones
Vice President, Controller and
Treasurer (Principal Accounting Officer)