Form 10-K
period 2000-12-31
LSB INDUSTRIES INC
filed 2001-04-17
CIK 60714

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the fiscal year ended: December 31, 2000

                                       or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

             For the transition period from __________ to __________

                         Commission File Number: 1-7677

                              LSB INDUSTRIES, INC.
             (Exact Name of Registrant as Specified in its Charter)

              Delaware                               73-1015226
      -----------------------                     ----------------
      (State of Incorporation)                    (I.R.S. Employer
                                                 Identification No.)
   16 South Pennsylvania Avenue
      Oklahoma City, Oklahoma                           73107
---------------------------------------               ----------
(Address of Principal Executive Offices)              (Zip Code)

       Registrant's Telephone Number, Including Area Code: (405) 235-4546

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: Preferred Share Purchase Rights and

                                            Name of Each Exchange
       Title of Each Class                  On Which Registered
  ----------------------------          -------------------------------
  Common Stock, Par Value $.10          Over-the-Counter Bulletin Board
 $3.25 Convertible Exchangeable
Class C Preferred Stock, Series 2       Over-the-Counter Bulletin Board

        Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for the shorter period that the Registrant has had to file the reports), and (2) has been subject to the filing requirements for the past 90 days. YES [X] NO [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        As of March 31, 2001, the aggregate market value of the 7,486,938 shares of voting stock of the Registrant held by non-affiliates of the Company equaled approximately $28,547,695 based on the closing sales price for the Company's common stock as reported for that date on the Over-the-Counter Bulletin Board. That amount does not include the 1,462 shares of voting Convertible Non-Cumulative Preferred Stock (the "Non-Cumulative Preferred Stock") held by non-affiliates of the Company. An active trading market does not exist for the shares of Non-Cumulative Preferred Stock.

        As of March 31, 2001, the Registrant had 11,894,619 shares of common stock outstanding (excluding 3,269,290 shares of common stock held as treasury stock).

        The information required by Part III of this Form 10-K is incorporated by reference from the registrant's proxy statement to be filed pursuant to regulation 14A which involves the election of directors no later than 120 days after the end of the fiscal year covered by this Form 10-K.

                        FORM 10-K OF LSB INDUSTRIES, INC.

                                TABLE OF CONTENTS

                                     PART I                                 Page
                                                                            ----
Item  1.       Business

                      General                                                  1
                      Segment Information and Foreign
                        and Domestic Operations and Export Sales               2
                      Chemical Business                                        2
                      Climate Control Business                                 5
                      Industrial Products Business                             8
                      Employees                                                9
                      Research and Development                                 9
                      Environmental Matters                                    9


Item 2.        Properties

                      Chemical Business                                       11
                      Climate Control Business                                12
                      Industrial Products Business                            13

Item 3.        Legal Proceedings                                              13

Item 4.        Submission of Matters to a Vote of
                 Security Holders                                             13

Item 4A.       Executive Officers of the Company                              14

                                   PART II

Item 5.        Market for Company's Common Equity
                 and Related Stockholder Matters
                      Market Information                                      15
                      Stockholders                                            15
                      Dividends                                               15

Item 6.        Selected Financial Data                                        19

Item 7.        Management's Discussion and Analysis
                 of Financial Condition and Results of Operations
                      Overview                                                21
                      Results of Operations                                   26
                      Liquidity and Capital Resources                         31

                                                                            Page
                                                                            ----

Item 7A.       Quantitative and Qualitative Disclosures About Market Risk
                      General                                                 38
                      Interest Rate Risk                                      38
                      Raw Material Price Risk                                 40

Item 8.        Financial Statements and Supplementary Data                    40

Item 9.        Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure                       40


               Special Note Regarding Forward-Looking Statements              41

                                  PART III                                    43

               The information required by Part III of this Form 10-K is incorporated by reference from the registrant's proxy statement to be filed pursuant to regulation 14A which involves the election of directors no later than 120 days after the end of the fiscal year covered by this Form 10-K.

                                  PART IV

Item 14.       Exhibits, Financial Statement Schedules and
                 Reports on Form 8-K                                          44



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

        The Company is focusing on its core businesses relating to its Chemical and Climate Control Businesses. In addition, the Company is seeking to reduce its outstanding indebtedness and improve its liquidity and operating results through liquidation and/or sale of selected assets.

        In conjunction with the Company's strategy, subsidiaries of the Company completed the acquisition of two chemical plants during the fourth quarter of 2000. One plant is located in Cherokee, Alabama ("Cherokee Facility"), and the other is located in Crystal City, Missouri ("Crystal City Facility"). The Cherokee Facility produces anhydrous ammonia, nitric acid, aqua ammonia, agricultural grade ammonium nitrate fertilizer, urea ammonium nitrate fertilizer and ammonium nitrate solution as a blasting product ingredient. The Crystal City Facility is currently held for sale and will not be operated by the Company or any of its subsidiaries. See discussion in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations".

        For the year ended December 31, 2000, subsidiaries of the Company repurchased approximately $29.7 million of Senior Unsecured Notes and recognized a gain of approximately $20.1 million. The purchases will serve to reduce interest expense by approximately $2.0 million annually. In addition, during 2000, a subsidiary of the Company purchased 278,700 shares of its $3.25 Convertible Exchangeable Class C Preferred Stock, Series 2 ("$3.25 Preferred") for approximately $1.6 million. Each share of $3.25 Preferred has a stated value of $50.00 per share.

        As part of the Company's plan to liquidate selected assets, the Company sold the Automotive Products Business pursuant to a definitive plan approved by the Board of Directors during 2000 for approximately $8.7 million in notes secured by certain assets of the buyer, and received proceeds equal to its advances to and investments in an option to acquire an energy conservation company. Due to the terms of the notes received by the Company in connection with the sale of its Automotive Products Business and the possibility of non-collectibility of those notes, the Company has fully reserved the total amount of these notes and has placed no value for these notes on its financial statements. Further, the Company is required to pay those obligations that it guaranteed prior to the sale relating to certain assets of the Automotive Products Business. See discussion in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Discontinued Operations".

        As of December 31, 2000, the Company and certain of its subsidiaries, including ClimaChem, Inc. ("ClimaChem") were parties to a Revolving Credit Facility evidenced by two separate loan agreements ("Agreements") with a lender. The Agreements have been amended from time to time since inception to accommodate changes in business conditions and financial results. The term of the Agreements, as amended, was through December 31, 2000, and was automatically being renewed thereafter for successive terms of one month each.

        In April 2001, the Company replaced its existing Revolving Credit Facility with a new lender. See Note 8 of Notes to Consolidated Financial Statements.

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

        A discussion of risks associated with the importing of products from foreign countries appears below in the discussion of the Industrial Products Business.

        All discussions below are that of the Businesses continuing and accordingly exclude the discontinued operations of the Automotive Products Business and the Australian subsidiary's operations sold in 2000 and 1999, respectively. See discussion above and Notes 4 and 5 of the Notes to the Consolidated Financial Statements.

CHEMICAL BUSINESS

        GENERAL

        The Company's Chemical Business manufactures three principal product lines that are derived from anhydrous ammonia: (1) fertilizer grade ammonium nitrate and urea ammonia nitrate ("UAN") for the agricultural industry, (2) explosive grade ammonium nitrate for the mining industry and (3) concentrated, blended and mixed nitric acid and sulfuric acid for industrial applications. The Chemical Business' principal manufacturing facilities are located in El Dorado, Arkansas ("El Dorado Facility") and Cherokee, Alabama, ("Cherokee Facility"). The other manufacturing operations are located in Hallowell, Kansas, Wilmington, North Carolina, and Baytown, Texas. The following discussion is that of the Businesses continuing and accordingly exclude the business disposed of in 1999.

        For each of the years 2000, 1999 and 1998, approximately 27%, 26% and 30% of the respective sales of the Chemical Business consisted of sales of fertilizer and related chemical products for agricultural purposes, which represented approximately 14%, 13% and 15% of the Company's consolidated sales for each respective year. For each of the years 2000, 1999 and 1998, approximately 35%, 40% and 46% of the respective sales of the Chemical Business consisted of sales of ammonium nitrate and other chemical-based blasting products for the mining industry, which represented approximately 18%, 20% and 22% of the Company's 2000, 1999 and 1998 consolidated sales, respectively. For each of the years 2000, 1999 and 1998, approximately 38%, 34% and 24% of the respective sales of the Chemical Business consisted of the industrial acids for sale in the food, paper, chemical and electronics industries, which represented approximately 19%, 17% and 12% of the Company's 2000, 1999 and 1998 consolidated sales, respectively. Sales of the Chemical Business accounted for approximately 51%, 50% and 49% of the Company's 2000, 1999 and 1998 consolidated sales, respectively.

        AGRICULTURAL PRODUCTS

        The Chemical Business produces ammonium nitrate, a nitrogen-based fertilizer, at the El Dorado Facility and the Cherokee Facility and in addition produces UAN at the Cherokee Facility. Ammonium nitrate and UAN are two of several forms of nitrogen-based fertilizers which include anhydrous ammonia. Although, to some extent, the various forms of nitrogen-based fertilizers are interchangeable, each has its own characteristics which produce agronomic preferences among end users. Farmers decide which type of nitrogen-based fertilizer to apply based on the crop planted, soil and weather conditions, regional farming practices and relative nitrogen fertilizer prices. These agricultural products are sold to farmers, fertilizer dealers and distributors located primarily in the South Central and Southeastern United States.

        The Chemical Business' markets are in close proximity to its El Dorado, Arkansas and Cherokee, Alabama facilities and include a high concentration of pasture land and row crops which favor the Company's products. The Company has developed its market position in these areas by emphasizing high quality products, customer service and technical advice. Using a proprietary prilling process, the El Dorado Facility produces a high performance ammonium nitrate fertilizer that, because of its uniform size, is easier to apply than many competing nitrogen-based fertilizer products. The Company believes that its "E-2" brand ammonium nitrate fertilizer is recognized as a premium product within its primary market. See "Special Note Regarding Forward - Looking Statements". In addition, the El Dorado Facility has developed long-term relationships with end users through its network of 20 wholesale and retail distribution centers and the Cherokee Facility sells directly to agricultural cooperative customers.

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

        The Chemical Business has a letter of intent with a third party to sell its explosive distribution outlets and enter into a long-term supply agreement, which the Company currently expects to close in May 2001. Under the terms of the letter of intent, the Chemical Business would sell its wholesale and retail explosive distribution business (excluding accounts receivable) for $3.5 million plus any additional amount for inventories and enter into an ammonium nitrate tolling agreement with the third party. The buyer has prepaid to the Chemical Business $2 million of the $3.5 million, which amount has been received by the Chemical Business. If the transaction does not close by May 31, 2001, the $2 million prepayment will be applied towards the purchase of ammonium nitrate products by the third party from the Chemical Business. However if the transaction has not closed by May 31, 2001 and the third party reasonably, determines that the Chemical Business is unable to make deliveries of the ammonium nitrate products beginning June 2001 and thereafter, the Chemical Business shall return the prepayment. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operation" for a discussion of the expected impact upon the operations and financial position of the Chemical Business as a result of these anticipated transactions. See "Special Note Regarding Forward-Looking Statement."

        INDUSTRIAL ACIDS

        The Chemical Business manufactures and sells industrial acids, primarily to the food, paper, chemical and electronics industries. The Company is a major supplier to third parties of concentrated nitric acid, which is a special grade of nitric acid used in the manufacture of plastics, pharmaceuticals, herbicides, explosives, and other chemical products. In addition, the Company produces and sells regular, blended and mixed nitric acid and a variety of grades of sulfuric acid. The Company competes on the basis of price and service, including on-time reliability and distribution capabilities. The Company provides inventory management as part of the value-added services it offers to its customers.

        Subsidiaries within the Company's Chemical Business entered into a series of agreements with Bayer Corporation ("Bayer")(collectively, the "Bayer Agreement"). Under the Bayer Agreement, El Dorado Nitrogen Company ("EDNC") is operating a nitric acid plant (the "EDNC Baytown Plant") at Bayer's Baytown, Texas chemical facility. Under the terms of the Bayer Agreement, Bayer will purchase from EDNC all of its requirements for nitric acid to be used by Bayer at its Baytown, Texas facility for an initial ten-year term ending May 2009. EDNC will purchase from Bayer its requirements for anhydrous ammonia for the manufacture of nitric acid as well as utilities and other services. Upon expiration of the initial ten-year term, the Bayer Agreement may be renewed for up to six renewal terms of five years each; however, prior to each renewal period, either party to the Bayer Agreement may opt against renewal.

        EDNC and Bayer may terminate the Bayer Agreement upon the occurrence of certain events of default if not cured. Bayer retains the right of first refusal with respect to any bona fide third-party offer to purchase any voting stock of EDNC or any portion of the EDNC Baytown Plant.

        In October 2000, the EDNC Baytown Plant experienced a mechanical failure resulting in an interruption of production. To supply nitric acid to Bayer during the interruption, EDNC purchased nitric acid produced by a subsidiary of the Company, El Dorado Chemical Company, as well as from third party producers. The repairs to the nitric plant were completed in January 2001. The Company believes that the losses arising from this mechanical failure and interruption of production will be fully covered by insurance and payments by Bayer. See "Special Note Regarding Forward-Looking Statements".

        MAJOR CUSTOMER

        Revenues from sales to one customer, Bayer, of the Company's Chemical Business segment represented approximately $38.4 million (13.0% of consolidated revenues) and $17.2 million (6.6% of consolidated revenues) for the years ended 2000 and 1999, respectively (none in 1998). As discussed above, under the terms of the Bayer Agreement, Bayer will purchase from a subsidiary of the Company all of its requirements for nitric acid to be used at its Baytown, Texas facility for an initial ten-year term ending May 2009.

        RAW MATERIALS

        Anhydrous ammonia represents the primary component in the production of most of the products of the Chemical Business. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Chemical Business purchased approximately 180,000 tons of anhydrous ammonia in 2000 (151,000 in 1999 and 220,000 in 1998). As a result of the acquisition of the Cherokee Facility, the Chemical Business became a purchaser of natural gas. At full production the Cherokee Facility will purchase approximately 500,000 MMBtu of natural gas per month.

        During 2000, the Chemical Business purchased its raw material requirements of anhydrous ammonia from one supplier. As of December 31, 2000, the Chemical Business had commitments to purchase 72,000 tons of anhydrous ammonia under a take or pay contract at an average minimum volume of 3,000 tons per month during 2001 and 2002. In addition, under the contract the Chemical Business is committed to purchase 100% of its anhydrous ammonia requirements in 2001 and 50% of its remaining quantities in excess of the take or pay volumes of its anhydrous ammonia requirements through 2002 from this third party at prices which approximate market prices. The Company believes that it could obtain anhydrous ammonia from other sources in the event of a termination of the above-referenced contract. See "Special Note Regarding Forward-Looking Statements," and Note 13 of Notes to Consolidated Financial Statements.

        SEASONALITY

        The Company believes that the only seasonal products of the Chemical Business are fertilizer and related chemical products sold to the agricultural industry. The selling seasons for those products are primarily during the spring and fall planting seasons, which typically extend from March through June and from September through November in the geographical markets in which the majority of the Company's agricultural products are distributed. As a result, the Chemical Business increases its inventory of ammonium nitrate and UAN prior to the beginning of each planting season. Sales to the agricultural markets depend upon weather conditions and other circumstances beyond the control of the Company. The agricultural markets serviced by the Chemical Business have sustained a drought resulting in a lack of demand for the Chemical Business' fertilizer products during the 1998, 1999 and 2000 fall and spring planting seasons and have had a material adverse effect on the Company.

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

        COMPETITION

        The Chemical Business competes with other chemical companies in its markets, many of whom have greater financial and other resources than the Company. In 2000, there were plant closures due to the high cost of natural gas and other economic factors in the nitrogen business. The Company believes that competition within the markets served by the Chemical Business is primarily based upon price, service, warranty and product performance.

CLIMATE CONTROL BUSINESS

        GENERAL

        The Company's Climate Control Business manufactures and sells a broad range of standard and custom designed hydronic fan coils and water source heat pumps as well as other products for use in commercial and residential heating ventilation and air conditioning ("HVAC") systems. Demand for the Climate Control Business' products is driven by the construction of commercial, institutional and residential buildings, the renovation of existing buildings and the replacement of existing systems. The Climate Control Business' commercial products are used in a wide variety of buildings, such as: hotels, motels, office buildings, schools, universities, apartments, condominiums, hospitals, nursing homes, extended care facilities, supermarkets and superstores. Many of the Company's products are targeted to meet increasingly stringent indoor air quality and energy efficiency standards. The Climate Control Business accounted for approximately 45%, 46% and 45% of the Company's 2000, 1999 and 1998 consolidated sales, respectively.

        HYDRONIC FAN COILS

        The Climate Control Business is a leading provider of hydronic fan coils targeted to the commercial and institutional markets in the United States Hydronic fan coils use heated or chilled water, provided by a centralized chiller or boiler through a water pipe system, to condition the air and allow individual room control. Hydronic fan coil systems are quieter and have longer lives and lower maintenance costs than comparable systems used where individual room control is required. The breadth of the product line coupled with customization capability provided by a flexible manufacturing process are important components of the Company's strategy for competing in the commercial and institutional renovation and replacement markets. During 2000, the Company completed a facility to manufacture large air handlers. See "Special Note Regarding Forward-Looking Statements".

        WATER SOURCE HEAT PUMPS

        The Company is a leading United States provider of water source heat pumps to the commercial construction and renovation markets. These are highly efficient heating and cooling units which enable individual room climate control through the transfer of heat through a water pipe system which is connected to a centralized cooling tower or heat injector. Water source heat pumps enjoy a broad range of commercial applications, particularly in medium to large sized buildings with many small, individually controlled spaces. The Company believes the market for commercial water source heat pumps will continue to grow due to the relative efficiency and long life of such systems as compared to other air conditioning and heating systems, as well as to the emergence of the replacement market for those systems. See "Special Note Regarding Forward-Looking Statements".

        GEOTHERMAL PRODUCTS

        The Climate Control Business is a pioneer in the use of geothermal water source heat pumps in residential and commercial applications. Geothermal systems, which circulate water or antifreeze through an underground heat exchanger, are among the most energy efficient systems available. The Company believes the longer life, lower cost to operate, and relatively short payback periods of geothermal systems, as compared with air-to-air systems, will continue to increase demand for its geothermal products. The Company is specifically targeting new residential construction of homes exceeding $200,000 in value. See "Special Note Regarding Forward-Looking Statements."

        HYDRONIC FAN COIL AND WATER SOURCE HEAT PUMP MARKET

        The Company has pursued a strategy of specializing in hydronic fan coils and water source heat pump products. The annual United States market for hydronic fan coils and water source heat pumps is approximately $310 million. Demand in these markets is generally driven by levels of repair, replacement, and new construction activity. The United States market for fan coils and water source heat pump products has grown on average 8% per year over the last 5 years. This growth is primarily a result of new construction, the aging of the installed base of units, the introduction of new energy efficient systems, upgrades to central air conditioning and increased governmental regulations restricting the use of ozone depleting refrigerants in HVAC systems.

        PRODUCTION AND BACKLOG

        Most of the Climate Control Business production of the above-described products occurs on a specific order basis. The Company manufactures the units in many sizes and configurations, as required by the purchaser, to fit the space and capacity requirements of hotels, motels, schools, hospitals, apartment buildings, office buildings and other commercial or residential structures. As of December 31, 2000, the backlog of confirmed orders for the Climate Control Business was approximately $26.7 million as compared to approximately $22.1 million at December 31, 1999. See discussion in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations". A customer generally has the right to cancel an order prior to the order being released to production. Past experience indicates that customers generally do not cancel orders after the Company receives them. As of the date of this report, the Climate Control Business had released substantially all of the December 31, 2000 backlog to production. All of the December 31, 2000 backlog is expected to be filled by December 31, 2001. See "Special Note Regarding Forward-Looking Statements."

        MARKETING AND DISTRIBUTION

        DISTRIBUTION

        The Climate Control Business sells its products to mechanical contractors, original equipment manufacturers and distributors. The Company's sales to mechanical contractors primarily occur through independent manufacturers representatives, who also represent complementary product lines not manufactured by the Company. Original equipment manufacturers generally consist of other air conditioning and heating equipment manufacturers who resell under their own brand name the products purchased from the Climate Control Business in competition with the Company. Sales to original equipment manufacturers accounted for approximately 22% of the sales of the Climate Control Business in 2000 and approximately 10% of the Company's 2000 consolidated sales.

        MARKET

        The Climate Control Business depends primarily on the commercial construction industry, including new construction and the remodeling and renovation of older buildings. This Business also depends primarily on the residential construction industry for both new and replacement markets relating to their geothermal products.

        RAW MATERIALS

        Numerous domestic and foreign sources exist for the materials used by the Climate Control Business, which materials include aluminum, copper, steel, electric motors and compressors. The Company does not expect to have any difficulties in obtaining any necessary materials for the Climate Control Business. See "Special Note Regarding Forward-Looking Statements."

        COMPETITION

        The Climate Control Business competes with approximately fourteen companies, some of whom are also customers of the Company. Some of the competitors have greater financial and other resources than the Company. The Climate Control Business manufactures a broader line of fan coil and water source heat pump products than any other manufacturer in the United States, and the Company believes that it is competitive as to price, service, warranty and product performance.

        JOINT VENTURE AND OPTION TO PURCHASE

        During 1994, a subsidiary of the Company obtained an option to acquire all of the stock of a French manufacturer of air conditioning and heating equipment. The Company's subsidiary has loaned to the parent of the French manufacturer $3.7 million. The amount loaned is secured by the stock and assets of the French manufacturer. The Company's subsidiary may exercise its option to acquire the French manufacturer by converting approximately $150,000 of the amount loaned into equity. The option is currently exercisable and will expire June 15, 2005. As of the date of this report, management of the Company's subsidiary which holds the option has not decided whether it will exercise the option. For 2000, 1999 and 1998, the French manufacturer had revenues of $16.7, $18.9 and $17.2 million, respectively, and reported net income of approximately $200,000, $600,000 and $100,000, respectively. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

        In 1995, a subsidiary of the Company invested approximately $2.8 million to purchase a fifty percent (50%) equity interest in an energy conservation joint venture (the "Project"). The Project was awarded a contract to retrofit residential housing units at a US Army base, which it completed during 1996. For the installation and management of energy-efficient equipment (including air conditioning and heating equipment), the Project will receive a percent of all energy and maintenance savings during the twenty (20) year contract term. The Company's equity interest in the results of the operations of the Project were not material for the years ended December, 2000, 1999 and 1998.

INDUSTRIAL PRODUCTS BUSINESS

        GENERAL

        The Industrial Products Business purchases and markets a proprietary line of machine tools. The current line of machine tools distributed by the Industrial Products Business includes milling, drilling, turning and fabricating machines. The Industrial Products Business purchases most of the machine tools from foreign companies, which manufacture the machine tools to the Company's specifications. The Company has eliminated in the past, and continues to eliminate, certain categories of machinery from its product line by not replacing them when sold. The Industrial Products Business accounted for approximately 4%, 4% and 6% of the Company's consolidated sales in each of the years 2000, 1999 and 1998 respectively.

        DISTRIBUTION AND MARKET

        The Industrial Products Business distributes its machine tools through independent machine tool dealers who purchase the machine tools for resale to end users. The principal markets for machine tools, other than machine tool dealers, consist of manufacturing and metal working companies, maintenance facilities, and utilities.

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

EMPLOYEES

        As of December 31, 2000, the Company employed 1,506 persons. As of that date, (i) the Chemical Business employed 566 persons, with 91 represented by unions under agreements expiring in August, 2001 and February, 2002, (ii) the Climate Control Business employed 862 persons, none of whom are represented by a union, and (iii) the Industrial Products Business employed 36 persons, none of whom are represented by a union.

RESEARCH AND DEVELOPMENT

        The Company incurred approximately $391,000 in 2000, $713,000 in 1999, and $377,000 in 1998 on research and development relating to the development of new products or the improvement of existing products. All expenditures for research and development related to the development of new products and improvements are expensed by the Company.

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

        The Chemical Business entered into a consent administrative order with the Arkansas Department of Environmental Quality ("ADEQ") in August, 1998 (the "Wastewater Consent Order"). The Wastewater Consent Order recognized the presence of nitrate contamination in the groundwater and required the Chemical Business to undertake on-site bioremediation. The bioremediation was not successful in achieving denitrification. The Chemical Business is preparing a report to the ADEQ regarding field testing of the shallow groundwater. Upon completion of the waste minimization activities referenced below, a final remedy for groundwater contamination will be selected, based on an evaluation of risk. There are no known users of groundwater in the area, and preliminary risk assessments have not identified any risk that would require additional remediation. The Wastewater Consent Order included a $183,700 penalty assessment, of which $125,000 will be satisfied over five years at expenditures of $25,000 per year for waste minimization activities. The Chemical Business has documented in excess of $25,000 on expenditures for each of the years 1998, 1999 and 2000.

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

        The Wastewater Consent Order also requires the Chemical Business to undertake a facility wide wastewater evaluation and pollutant source control program and facility wide wastewater minimization program. The program requires that the subsidiary complete rainwater drain off studies including engineering design plans for additional water treatment components to be submitted to the State of Arkansas, by the revised date of October 1, 2001. The construction of the additional water treatment components is required to be completed by the revised date of October 1, 2002 and the El Dorado plant has been mandated to be in compliance with the final effluent limits on or before the revised date of April 2003. The aforementioned compliance deadlines, however, are not scheduled to commence until after the State of Arkansas has issued a renewal permit establishing new, more restrictive effluent limits. Alternative methods for meeting these requirements are continuing to be examined by the Chemical Business. The Company believes, although there can be no assurance, that any such new effluent limits would not have a material adverse effect on the Company. See "Special Note Regarding Forward-Looking Statements." The Wastewater Consent Order provided that the State of Arkansas will make every effort to issue the renewal permit by December 1, 1999;

however, the State of Arkansas has delayed issuance of the permit. Because the Wastewater Consent Order provides that the compliance deadlines may be extended for circumstances beyond the reasonable control of the Company, and because the State of Arkansas has not yet issued the renewal permit, the Company does not believe that failure to meet the aforementioned compliance deadlines will present a material adverse impact. The State of Arkansas has been advised that the Company is seeking financing from Arkansas authorities for the projects required to comply with the Wastewater Consent Order and the Company has requested that the permit be further delayed until financing arrangements can be made, which requests have been met to date. The Chemical Business and the ADEQ entered into certain agreements, including an administrative consent order (the "Air Consent Order") in 1995 to resolve certain of the Chemical Business' past violations. The Air Consent Order was amended in 1996, 1997 and 1998. The Air Consent Order was unilaterally withdrawn by the ADEQ as of July 31, 2000. In addition, prior to 1998, the El Dorado Facility was identified as one of 33 significant violators of the federal Clean Air Act in a review of Arkansas air programs by the EPA Office of Inspector General. The Company is unable to predict the impact, if any, of such designation. See "Special Note Regarding Forward-Looking Statements." Effective May 1, 2000, the Chemical Business is operating under a new air permit. This air permit supercedes all air-related consent administrative orders other than the Air Consent Order discussed above.

        During 2000, the Chemical Business expended approximately $.1 million in connection with compliance with federal, state and local Environmental Laws at its El Dorado Facility, including, but not limited to, compliance with the Wastewater Consent Order, as amended. The Company anticipates that the Chemical Business may spend up to $2 to $3 million for future capital expenditures relating to environmental control facilities at its El Dorado Facility to comply with Environmental Laws, including, but not limited to, the Wastewater Consent Order, as amended, with $.3 million being spent in 2001 and the balance being spent in 2002. No assurance can be made that the actual expenditures of the Chemical Business for such matters will not exceed the estimated amounts by a substantial margin, which could have a material adverse effect on the Company and its financial condition. The amount to be spent for capital expenditures related to compliance with Environmental Laws is dependent upon a variety of factors, including, but not limited to, obtaining financing through Arkansas authorities, the occurrence of additional releases or threatened releases into the environment, or changes in the Environmental Laws (or in the enforcement or interpretation by any federal or state agency or court of competent jurisdiction). See "Special Note Regarding Forward-Looking Statements." Additional orders from the ADEQ imposing penalties, or requiring the Chemical Business to spend more for environmental improvements or curtail production activities at the El Dorado Facility, could have a material adverse effect on the Company.

ITEM 2. PROPERTIES

CHEMICAL BUSINESS

        The Chemical Business primarily conducts manufacturing operations (i) on 150 acres of a 1,400 acre tract of land located in El Dorado, Arkansas (the "El Dorado Facility"), (ii) on 120 acres of a 1,300 acre tract of land located in Cherokee, Alabama ("Cherokee Facility"), (iii) in a facility of approximately 60,000 square feet located on ten acres of land in Hallowell, Kansas ("Kansas Facility"), (iv) in a mixed acid plant in Wilmington, North Carolina ("Wilmington Plant"), and (v) in a nitric acid plant in Baytown, Texas ("Baytown Plant"). The Chemical Business owns all of its manufacturing facilities except the Baytown Plant. The Wilmington Plant and the DSN Plant (located at the El Dorado Facility) are subject to mortgages. The Baytown Plant is being leased pursuant to a leveraged lease from an unrelated third party. As discussed in Item 1, "Business-General", the Company acquired the Cherokee Facility during the fourth quarter of 2000.

        As of December 31, 2000, the El Dorado Facility was utilized at approximately 77% of capacity, based on continuous operation.

        The Chemical Business operates its Kansas Facility from buildings located on an approximate ten acre site in southeastern Kansas, and a research and testing facility comprising approximately ten acres, including buildings and equipment thereon, located in southeastern Kansas, which it owns.

        In addition, the Chemical Business distributes its products through 28 agricultural and explosive distribution centers. The Chemical Business currently operates 20 agricultural distribution centers, with 16 of the centers located in Texas (10 of which the Company owns and 6 of which it leases); 2 centers located in Missouri including the Crystal City Facility which was acquired during the fourth quarter of 2000 as discussed in Item 1, "Business - General", (1 of which the Company owns and 1 of which it leases); and 2 centers located in Tennessee (owned). The Chemical Business currently operates 8 domestic explosives distribution centers located in Hallowell, Kansas (owned); Bonne Terre, Missouri (owned); Poca, West Virginia (leased); Owensboro, Martin and Combs, Kentucky (leased); Pryor, Oklahoma (leased) and Dunlap, Tennessee (leased). The Chemical Business has entered into a letter of intent with a third party to sell its explosives distribution outlets and enter into a long-term supply agreement, which the Company currently expects to close in May 2001. Under the terms of the letter of intent, the Chemical Business would sell its wholesale and retail explosive distribution business (excluding accounts receivable) for $3.5 million plus any additional amount for inventories and enter into an ammonium nitrate tolling agreement with the third party. The buyer has prepaid to the Chemical Business $2 million of the $3.5 million, which amount has been received by the Chemical Business. If the transaction does not close by May 31, 2001, the $2 million prepayment will be applied towards the purchase of ammonium nitrate products by the third party from the Chemical Business. However if the transaction has not closed by May 31, 2001 and the third party reasonably, determines that the Chemical Business is unable to make deliveries of the ammonium nitrate products beginning June 2001 and thereafter, the Chemical Business shall return the prepayment. See "Business -- Chemical Business -- Explosives" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the expected impact upon the operations and financial position of the Chemical Business as a result of these anticipated transactions. See "Special Note Regarding Forward-Looking Statements".

CLIMATE CONTROL BUSINESS

        The Climate Control Business conducts its fan coil manufacturing operations in a facility located in Oklahoma City, Oklahoma, consisting of approximately 265,000 square feet. The Company owns this facility subject to a mortgage. As of December 31, 2000, the Climate Control Business was using the productive capacity of the above referenced facility to the extent of approximately 78%, based on three, eight-hour shifts per day and a five-day week in one department and one and one half eight-hour shifts per day and a five-day week in all other departments.

        The Climate Control Business manufactures most of its heat pump products in a 270,000 square foot facility in Oklahoma City, Oklahoma, which it leases from an unrelated party. The lease term began March 1, 1988 and expires February 28, 2003, with options to renew for additional five-year periods. The lease currently provides for the payment of rent in the amount of $52,389 per month. The Company also has an option to acquire the facility at any time in return for the assumption of the then outstanding balance of the lessor's mortgage. As of December 31, 2000, the productive capacity of this manufacturing operation was being utilized to the extent of approximately 81%, based on two nine-hour shifts per day and a five-day week in one department and one eight-hour shift per day and a five-day week in all other departments.

        All of the properties utilized by the Climate Control Business are considered by the Company management to be suitable and adequate to meet the current needs of that Business.

INDUSTRIAL PRODUCTS BUSINESS

        The Company owns several buildings, some of which are subject to mortgages, totaling approximately 360,000 square feet located in Oklahoma City and Tulsa, Oklahoma, which the Industrial Products Business uses for showrooms, offices, warehouse and manufacturing facilities. The Company also leases facilities in Middletown, New York for distribution operations.

        The Industrial Products Business also rents on a month-to-month basis a facility from an entity owned by the immediate family of the Company's President, which facility occupies approximately 30,000 square feet of warehouse and shop space in Oklahoma City, Oklahoma. The Industrial Products Business also leases an office in Europe to coordinate its European activities.

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

        The Company was dismissed from the previously reported case of ASARCO v. ICI, et. al. pending in the U.S. District Court for the Eastern District of Missouri.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY

IDENTIFICATION OF EXECUTIVE OFFICERS

        The following table identifies the executive officers of the Company.


                              Position and                        Served as
                              Offices with                        an Officer
Name                Age       the Company                            from
----                ---       -------------                     --------------
Jack E. Golsen      72        Board Chairman                    December, 1968
                              and President

Barry H. Golsen     50        Board Vice Chairman               August, 1981
                              and President of the
                              Climate Control
                              Business

David R. Goss       60        Senior Vice                       March, 1969
                              President of
                              Operations and
                              Director

Tony M. Shelby      59        Senior Vice                       March, 1969
                              President - Chief
                              Financial Officer,
                              and Director

Jim D. Jones        59        Vice President -                  April, 1977
                              Treasurer and
                              Corporate Controller

David M. Shear      41        Vice President and                March, 1990
                              General Counsel


        The Company's officers serve one-year terms, renewable on an annual basis by the Board of Directors. All of the individuals listed above have served in substantially the same capacity with the Company and/or its subsidiaries for the last five years. In March 1996, the Company executed an employment agreement (the "Agreement") with Jack E. Golsen for an initial term of three years followed by two additional three-year terms. The Agreement automatically renews for each successive three-year term unless terminated by either the Company or Jack E. Golsen giving written notice at least one year prior to the expiration of the then three-year term.

FAMILY RELATIONSHIPS

        The only family relationship that exists among the executive officers of the Company is that Jack E. Golsen is the father of Barry H. Golsen.

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

        Currently the Company's Common Stock trades on the Over-the-Counter Bulletin Board ("OTC"). Prior to July 6, 1999, the Company's Common Stock traded on the New York Stock Exchange, Inc. ("NYSE"). The following table shows, for the periods indicated, the high and low closing sales prices for the Company's Common Stock through June 30, 1999 and from July 1, 1999 through December 31, 2000 the high and low bid information for the Company's Common Stock which reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.


                                           Fiscal Year Ended
                                              December 31,
                             ------------------------------------------------

                                    2000                         1999
                             -------------------          -------------------
               Quarter       High           Low           High          Low
               -------       ----           ---           ----          ---
               First         1.500          .750          3.375         2.562
               Second        1.000          .625          2.750         1.250
               Third         1.437          .812          1.875         1.125
               Fourth        2.437          .687          1.750          .562


STOCKHOLDERS

        As of February 28, 2001, the Company had 916 record holders of its Common Stock.

DIVIDENDS

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

        Under the terms of the Indenture of Senior Unsecured Notes, and a loan agreement to which ClimaChem and its subsidiaries are party to, ClimaChem cannot transfer funds to the Company in the form of cash dividends or other distributions or advances, except for (i) the amount of taxes that ClimaChem would be required to pay if they were not consolidated with the Company and (ii) an amount not to exceed fifty percent (50%) of ClimaChem's cumulative net income from January 1, 1998 through the end of the period for which the calculation is made for the purpose of proposing a payment, and (iii) the amount of direct and indirect costs and expenses incurred by the Company on behalf of ClimaChem pursuant to a certain services agreement and a certain management agreement to which ClimaChem and the Company are parties. See Note 3 of Notes to Consolidated Financial Statements and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations".

        Holders of the Company's Common Stock are entitled to receive dividends only when, as, and if declared by the Board of Directors. No cash dividends may be paid on the Company's Common Stock until all required dividends are paid on the outstanding shares of the Company's Preferred Stock, or declared and amounts set apart for the current period, and, if cumulative, prior periods. As of December 31, 2000, the Company has issued and outstanding, 623,550 shares of $3.25 Convertible Exchangeable Class C Preferred Stock, Series 2 ("Series 2 Preferred"), 1,462 shares of a series of Convertible Non Cumulative Preferred Stock ("Non Cumulative Preferred Stock") and 20,000 shares of Series B 12% Convertible, Cumulative Preferred Stock ("Series B Preferred"). Each share of Preferred Stock is entitled to receive an annual dividend, if, as and when declared by the Board of Directors, payable as follows: (i) Series 2 Preferred at the annual rate of $3.25 a share payable quarterly in arrears on March 15, June 15, September 15 and December 15, which dividend is cumulative, (ii) Non Cumulative Preferred Stock at the rate of $10.00 a share payable April 1, and
(iii) Series B Preferred at the rate of $12.00 a share payable January 1, which dividend is cumulative. Due to losses sustained by the Company in 1998 and 1999 and the Company's subsidiaries (other than ClimaChem and its subsidiaries) limited borrowing ability under the Company's revolving loan agreements, the Company's Board of Directors discontinued payment of cash dividends on its Common Stock for periods subsequent to January 1, 1999, until the Board of Directors determines otherwise. Also due to the Company's losses in 1998 and 1999 and the Company's liquidity position, the Company has not declared or paid regular quarterly dividend of $.8125 on its outstanding Series 2 Preferred since June 15, 1999. In addition, the Company did not declare or pay the January 1, 2000 and 2001 regular annual dividend of $12.00 on the Series B Preferred totaling $480,000. The unpaid dividends in arrears on the Company's outstanding Series 2 Preferred and Series B Preferred are cumulative. No dividends or other distributions, other than dividends payable in Common Stock, shall be declared or paid, and no purchase, redemption or other acquisition shall be made, by the Company of or in connection with any shares of Common Stock until all cumulative and unpaid dividends on the Series 2 Preferred and Series B Preferred shall have been paid. As of the date of this report, the aggregate amount of unpaid dividends in arrears on the Company's Series 2 Preferred totaled approximately $3.5 million. The Company does not anticipate having funds available to pay dividends on its stock (Common or Preferred) for the foreseeable future. See
Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for further discussion of the Company's payment of cash dividends. Also see Notes 3, 11 and 12 of Notes to Consolidated Financial Statements.

        Since the December 15, 2000 dividends on the Series 2 Preferred were not paid, the Company has gone six quarters without paying the quarterly dividends on its Series 2 Preferred. Whenever dividends on the Series 2 Preferred shall be in arrears and unpaid, whether or not declared, in amount equal to at least six quarterly dividends (whether or not consecutive), the holders of the Series 2 Preferred (voting separately as a class) have the exclusive right to vote for and elect two additional directors to the Company's Board of Directors during the period that dividends on the Series 2 Preferred remain in arrears by six quarterly dividends. The right of the holders of the Series 2 Preferred to vote for such two additional directors shall terminate, subject to revesting in the event of a subsequent similar arrearage, when all cumulative and unpaid dividends on the Series 2 Preferred have been declared and set apart for payment. The term of office of all directors so elected by the holders of the Series 2 Preferred shall terminate immediately upon the termination of the right of the holders of the Series 2 Preferred to vote for such two additional directors, subject to the requirements of Delaware law. As of the date of this report, the Company has not received a slate of proposed parties to fill these director positions from the holders of the Series 2 Preferred.

        On January 5, 1999, the Company's Board of Directors approved the renewal of the Company's then existing Preferred Share Purchase Rights Plan (with certain exceptions) through the execution and delivery of a Renewed Rights Agreement, dated January 6, 1999, which expires January 6, 2009 ("Renewed Rights Plan"). The Company issued the rights, among other reasons, in order to assure that all of the Company's stockholders receive fair and equal treatment in the event of any proposed takeover of the Company and to guard against partial tender abusive tactics to gain control of the Company. The rights under the Renewed Rights Plan (the "Renewed Rights") will become exercisable only if a person or group acquires beneficial ownership of 20% or more of the Company's Common Stock or announces a tender or exchange offer the consummation of which would result in the ownership by a person or group of 20% or more of the Common Stock, except pursuant to a tender or exchange offer which is for all outstanding shares of Common Stock at a price and on terms which a majority of outside directors of the Board of Directors determines to be adequate and in the best interest of the Company in which the Company, its stockholders and other relevant constituencies, other than the party triggering the rights (a "Permitted Offer"), except acquisitions by the following excluded persons (collectively, the "Excluded Persons"): (i) the Company, (ii) any subsidiary of the Company, (iii) any employee benefit plan of the Company or its subsidiaries,
(iv) any entity holding Common Stock for or pursuant to the employee benefit plan of the Company or its subsidiary, (v) Jack E. Golsen, Chairman of the Board and President of the Company, his spouse and children and certain related trusts and entities, (vi) any party who becomes the beneficial owner of 20% or more of the Common Stock solely as a result of the acquisition of Common Stock by the Company, unless such party shall, after such share purchase by the Company, become the beneficial owner of additional shares of Common Stock constituting 1% or more of the then outstanding shares of Common Stock, and (vii) any party whom the Board of Directors of the Company determines in good faith acquired 20% or more of the Common Stock inadvertently and such person divests within 10 business days after such determination, a sufficient number of shares of Common Stock and no longer beneficially own 20% of the Common Stock.

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

ITEM 6. SELECTED FINANCIAL DATA

                                                               Years ended December 31,
                                              ------------------------------------------------------------
                                              2000          1999          1998          1997          1996
                                              ----          ----          ----          ----          ----
                                                               (Dollars in Thousands,
                                                               except per share data)
Selected Statement of Operations Data:

   Net sales(1)                               $290,620      $254,236      $255,858      $251,948      $269,213
                                              ========      ========      ========      ========      ========
   Total revenues(1)                          $296,250      $259,655      $261,756      $254,699      $276,420
                                              ========      ========      ========      ========      ========
   Interest expense(1)                        $ 15,377      $ 15,115      $ 14,504      $ 11,435      $  8,280
                                              ========      ========      ========      ========      ========

   Income (loss) from continuing
     operations before extraordinary
     gain (charge)                            $(10,790)     $(31,646)     $  2,439      $ (8,755)     $  1,944
                                              ========      ========      ========      ========      ========
   Net income (loss)                          $  6,195      $(49,767)     $ (1,920)     $(23,065)     $ (3,845)
                                              ========      ========      ========      ========      ========
   Net income (loss) applicable
     to common stock                          $  3,424      $(52,995)     $ (5,149)     $(26,294)     $ (7,074)
                                              ========      ========      ========      ========      ========
   Basic and diluted income (loss)
     per common share:
       Loss from continuing
       operations before extraordinary
       gain (charge)                          $  (1.14)     $  (2.95)     $   (.07)     $   (.93)     $   (.10)
                                              ========      ========      ========      ========      ========

         Net loss from discontinued
         operations                           $   (.26)     $  (1.53)     $   (.35)     $   (.75)     $   (.45)
                                              ========      ========      ========      ========      ========

         Net income (loss)                    $    .29      $  (4.48)     $   (.42)     $  (2.04)     $   (.55)
                                              ========      ========      ========      ========      ========



(1) Amounts are shown excluding balances related to Businesses disposed of and discontinued operations.

ITEM 6. SELECTED FINANCIAL DATA (CONTINUED)(1)

                                                               Years ended December 31,
                                              ------------------------------------------------------------
                                              2000          1999          1998          1997          1996
                                              ----          ----          ----          ----          ----
                                                               (Dollars in Thousands,
                                                               except per share data)
Selected Balance Sheet Data:

  Total assets                                $192,895      $188,635      $223,250      $244,600      $233,703
                                              ========      ========      ========      ========      ========
Long-term debt, including current
     portion                                  $136,005      $158,072      $150,506      $160,903      $109,023
                                              ========      ========      ========      ========      ========
Redeemable preferred stock                    $    139      $    139      $    139      $    146      $    146
                                              ========      ========      ========      ========      ========
Stockholders' equity (deficit)                $ (9,442)     $(14,173)     $ 35,059      $ 44,496      $ 74,018
                                              ========      ========      ========      ========      ========
Selected other data:
  Cash dividends declared
     per common share                         $      -      $      -      $    .02      $    .06      $    .06
                                              ========      ========      ========      ========      ========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with a review of the Company's December 31, 2000 Consolidated Financial Statements, Item 6 "SELECTED FINANCIAL DATA" and Item 1 "BUSINESS" included elsewhere in this report.

        Certain statements contained in this "Management's Discussion and Analysis of Financial Conditions and Results of Operations" may be deemed forward-looking statements. See "Special Note Regarding Forward-Looking Statements".

        All discussions below are that of the Businesses continuing and accordingly exclude the Discontinued operations of the Automotive Products Business sold in 2000 and the Australian subsidiary's operations sold in 1999. See Notes 4 and 5 of the Notes to the Consolidated Financial Statements.

OVERVIEW

GENERAL

        The Company is focusing on its core businesses relating to its Chemical and Climate Control Businesses. In addition, the Company is seeking to reduce its outstanding indebtedness and improve its liquidity and operating results through the liquidation and/or sale of selected assets.

        As part of the Company's plan to liquidate and/or sell selected assets, the Automotive Products Business ("Automotive") was sold on May 4, 2000 pursuant to a definitive plan approved by the Board of Directors. Upon the closing of the sale, the Company received notes in the approximate amount of $8.7 million, such notes being secured by a second lien on the assets of the buyer. These notes, and any payments of principal and interest, thereon, are subordinated to the buyer's primary lender. The Company will receive no principal payments under the notes for at least the first two years following the sale of Automotive and future receipts are entirely dependent upon the buyers' ability to make the business profitable. Accordingly, the Company has fully reserved its notes and related interest receivable from the buyer. In addition, the buyer assumed substantially all of Automotive's debts and obligations as of the date of the sale. However following the sale, the Company remained a guarantor on certain of the Automotive's equipment notes and was the guarantor of $1 million of Automotive's revolving credit agreement. In the fourth quarter 2000 and 2001, the Company was required to perform on the equipment loan notes and the $1 million guarantee of the revolving credit agreement. See discussion in Source of Funds - Discontinued Business.

        For the year ended December 31, 2000, subsidiaries of the Company repurchased approximately $29.7 million of Senior Unsecured Notes and recognized a gain of approximately $20.1 million. The purchases, which were paid out of its working capital, will serve to reduce interest expense by approximately $2.0 million annually. In addition, a subsidiary of the Company purchased 278,700 shares of its $3.25 Convertible Exchangeable Class C Preferred Stock, Series 2 ("$3.25 Preferred") for approximately $1.6 million. Each share of $3.25 Preferred has a stated value of $50.00 per share. The Company bought these shares out of its working capital.

        In October 2000, the nitric acid plant in Baytown, Texas, operated by El Dorado Nitrogen Company ("EDNC") experienced a mechanical failure resulting in an interruption of production. To supply nitric acid to Bayer Corporation ("Bayer") during the interruption, EDNC purchased nitric acid produced by an affiliated company, El Dorado Chemical Company, as well as from third party producers. The repairs to the nitric plant were completed in January 2001. The Company believes that the losses arising from this mechanical failure and interruption of production will be fully covered by insurance and payments by Bayer. See "Special Note Regarding Forward-Looking Statements".

        In conjunction with the Company's strategy, subsidiaries of the Company, which are not subsidiaries of ClimaChem, completed the acquisition of two chemical plants from LaRoche Industries, Inc. ("LaRoche") during the fourth quarter of 2000. One plant is located in Cherokee, Alabama ("Cherokee Plant") and the other is located in Crystal City, Missouri ("Crystal City Plant"). The purchase price of the two plants was approximately $3.0 million. The acquisition was pursuant to an agreement ("Orica Agreement") between subsidiaries of the Company and Orica USA, Inc. ("Orica"). Orica was the successful bidder in a bankruptcy court managed auction of the nitrogen products business of LaRoche, which consisted of four nitrogen products chemical plants. The Bankruptcy Court order approved the sale of LaRoche's nitrogen business including a release of the purchasers of any pre-existing environmental liabilities.

        Under the Orica Agreement, Orica assigned to subsidiaries of the Company, which are not subsidiaries of ClimaChem, the rights to purchase the assets, including inventory, machinery and equipment, and real property, associated with the two chemical plants. The subsidiaries of the Company took title to the Cherokee Plant and the Crystal City Plant directly from LaRoche. The purchase of the plants was funded by the working capital of the Company.

        The Cherokee Plant produces anhydrous ammonia, nitric acid, aqua ammonia, agricultural grade ammonium nitrate fertilizer, urea ammonium nitrate fertilizer and ammonium nitrate solution as a blasting product ingredient. Because natural gas is a significant element in the production of anhydrous ammonia and the natural gas costs rose significantly during the fourth quarter of 2000, the Cherokee Plant was shut down in mid-December 2000 and restarted in mid-February 2001. Due to the current fluctuations in natural gas costs, future production shut-downs may occur. The funding of the future operations will be obtained from working capital and financing arrangements. For the year ended February 28, 2000, this plant (under operatorship of the previous owners) sold 398,000 tons of product and had net sales of approximately $32 million.

        In connection with the Crystal City Plant acquisition, the Company granted to Orica an option to purchase the nitric acid plant at the Crystal City Plant. Orica has advised the Company's subsidiary that it intends to exercise the option to purchase the nitric acid plant, the exercise price of which amounts to $150,000. The Crystal City Plant cannot produce nitrogen products without a nitric acid plant. The Company has a contract to sell this plant and surrounding land, subject to the performance of due diligence. There are no assurances that this contract will close. See Note 3-Liquidity and Management's Plan for a further discussion of this anticipated transaction.

        THE COMPANY'S FINANCIAL STATEMENTS REFLECT THE AUTOMOTIVE PRODUCTS BUSINESS AS A DISCONTINUED OPERATION FOR ALL PERIODS PRESENTED. AS A RESULT, THE AUTOMOTIVE PRODUCTS BUSINESS IS NOT PRESENTED AS A REPORTABLE SEGMENT. CERTAIN STATEMENTS CONTAINED IN THIS OVERVIEW ARE FORWARD-LOOKING STATEMENTS, AND FUTURE RESULTS COULD DIFFER

MATERIALLY FROM SUCH STATEMENTS. The following table contains certain of the information from Note 17 of Notes to the Company's Consolidated Financial Statements about the Company's operations in different industry segments for each of the three years in the period ended December 31, 2000.

                                                   2000          1999           1998
                                                   ----          ----           ----
                                                            (In thousands)
Net sales:
 Businesses continuing:
  Chemical                                     $149,639        $128,154     $125,757
  Climate Control                               130,574         117,055      115,786
  Industrial Products                            10,407           9,027       14,315
                                               --------        --------     --------
                                                290,620         254,236      255,858

Business disposed of - Chemical(1)                    -           7,461       14,184
                                               --------        --------     --------
                                               $290,620        $261,697     $270,042
                                               ========        ========     ========

Gross Profit:(2)
 Businesses continuing:
  Chemical                                     $ 15,240        $ 13,532     $ 18,570
   Climate Control                               34,475          35,467       32,278
   Industrial Products                            2,839           1,757        3,731
                                               --------        --------     --------
                                               $ 52,554        $ 50,756     $ 54,579
                                               ========        ========     ========
Operating Profit (loss):(3)
 Businesses continuing:
  Chemical                                     $  1,877        $  1,325     $  6,592
  Climate Control                                10,961           9,751       10,653

  Industrial Products                                77          (2,507)        (403)
                                               --------        --------     --------
                                                 12,915           8,569       16,842

 Business disposed of - Chemical(1)                   -          (1,632)      (2,467)
                                               --------        --------     --------
                                                 12,915           6,937       14,375

General corporate expense, net                   (4,798)         (8,449)      (9,891)
Interest expense:
 Business disposed of(1)                              -            (326)        (434)
 Businesses continuing                          (15,377)        (15,115)     (14,504)
Gain (loss) on businesses disposed of                 -          (1,971)      12,993
Provision for loss on firm sales and
 purchase commitments - Chemical                 (3,395)         (8,439)           -
Provision for impairment on long-lived
 assets - Chemical                                    -          (4,126)           -
                                               --------        --------     --------
Income (loss) from continuing
 operations before provision for
 income taxes and extraordinary gain           $(10,655)       $(31,489)    $  2,539
                                               ========        ========     ========

Total assets:
 Businesses continuing:
  Chemical                                     $109,672        $ 93,482     $107,780
  Climate Control                                65,516          65,521       49,516
  Industrial Products                             7,228           8,203       11,662
  Corporate assets and other                     10,479          21,429       22,137
 Business disposed of - Chemical                      -               -       16,797
 Net assets of discontinued operations                -               -       15,358
                                               --------        --------     --------
Total assets                                   $192,895        $188,635     $223,250
                                               ========        ========     ========


(1) In August, 1999, the Company sold substantially all the assets of its wholly owned Australian subsidiary. The operating results have been presented separately in the above table.

(2) Gross profit by industry segment represents net sales less cost of sales.

(3) Operating profit (loss) by industry segment represents revenues less operating expenses before deducting general corporate expense, interest expense, income taxes, loss on business disposed of, provision for loss on firm sales and purchase commitments, impairment on long-lived assets in 1999 and before extraordinary gain on extinguishment of debt in 2000 and gain on sale of an office building in 1998.

CHEMICAL BUSINESS

        Net Sales in the Chemical Business (excluding the Australian subsidiary in which substantially all of its assets were disposed of in August, 1999) were $149.6 million for the year ended December 31, 2000 and $128.2 million for the year ended December 31, 1999. The gross profit (excluding the Australian subsidiary and the provision for loss on firm purchase commitments) increased to $15.2 million (or 10.2% of net sales) in 2000 from $13.5 million (or 10.6% of net sales) in 1999.

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

        As of December 31, 2000, the Chemical Business had commitments to purchase 72,000 tons of anhydrous ammonia under a take or pay contract at an average minimum volume of 3,000 tons per month during 2001 and 2002. In addition, under the contract the Chemical Business is committed to purchase 100% of its anhydrous ammonia requirements in 2001 and 50% of its remaining quantities in excess of the take or pay volumes of its anhydrous ammonia requirements through 2002 from this third party at prices which approximate market prices. Based on the pricing index contained in this contract, prices paid during 2000 and 1999 were higher than the current market spot price. As a result, in 2000 and 1999 the Company recorded loss provisions for anhydrous ammonia required to be purchased during the remainder of the contract aggregating approximately $2.5 and $8.4 million, respectively. At December 31, 2000, the accrued liability for future payments of the loss provision included in the Consolidated Balance Sheet was approximately $6.9 million ($3.5 million of which is included in current accrued liabilities).

        During the fourth quarter of 2000, subsidiaries of the Company acquired two chemical plants. See discussion in Overview-General.

        The Chemical Business has entered into a letter of intent with a third party to sell its explosives distribution outlets and enter into a long-term supply agreement, which the Company currently expects to close in May 2001. Under the terms of the letter of intent, the Chemical Business would sell its wholesale and retail explosive distribution business (excluding accounts receivable) for $3.5 million plus any additional amount for inventories and enter into an ammonium nitrate tolling agreement with the third party. The buyer has prepaid to the Chemical Business $2 million of the $3.5 million, which amount has been received by the Chemical Business. If the transaction does not close by May 31, 2001, the $2 million prepayment will be applied towards the purchase of ammonium nitrate products by the third party from the Chemical Business. However if the transaction has not closed by May 31, 2001 and the third party reasonably, determines that the Chemical Business is unable to make deliveries of the ammonium nitrate products beginning June 2001 and thereafter, the Chemical Business shall return the prepayment. If these transactions are executed, they are expected to have the effect of providing working capital from the proceeds of the sale of assets of approximately $3.5 million, reduce outstanding accounts receivable and inventory balances and provide a more constant and predictable operating margin on explosives sales in the Chemical Business. See "Special Note Regarding Forward-Looking Statements".

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

        As of December 31, 2000, the backlog of confirmed orders for the Climate Control Business increased to approximately $26.7 million from approximately $22.1 million at December 31, 1999. This increase in backlog is primarily due from continued growth and an influx of orders late in the third quarter of 2000. These orders represented a combination of models including engineered-to-order products which require an increased lead-time for production.

        Sales of $130.6 million for the year ended December 31, 2000, in the Climate Control Business were approximately 11.5% greater than sales of $117.1 million for the year ended December 31, 1999. The gross profit was approximately $34.5 million and $35.5 million in 2000 and 1999, respectively. The gross profit percentage decreased to 26.4% for 2000 from 30.3% for 1999.

INDUSTRIAL PRODUCTS BUSINESS

        Net sales in the Industrial Products Business during 2000 and 1999 were $10.4 million and $9.0 million, respectively, resulting in an operating profit of $.1 million and operating loss of $2.5 million, respectively. The net investment in assets of this Business has continued to decrease and the Company expects to realize further reductions in future periods. The Company continues to eliminate certain categories of machines from the product line by not replacing those machines when sold.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

REVENUES

        Total revenues of Businesses continuing for 2000 and 1999 were $296.3 million and $259.7 million, respectively (an increase of $36.6 million). Sales increased $36.4 million and other income decreased $.2 million. Other income for 2000 includes the recapture of prior period provision for loss on advances of $1.6 million, the Company's equity interest in an unconsolidated joint venture of $.7 million, $.6 million of interest income, gain on sale of equity securities of an unrelated entity of $.4 million, $.3 million of income from oil and gas properties and rental income of $.3 million.

NET SALES

        Consolidated net sales of Businesses continuing included in total revenues for 2000 were $290.6 million, compared to $254.2 million for 1999, an increase of $36.4 million. This increase in sales resulted principally from: (i) increased sales in the Chemical Business of $21.5 million from increased sales volumes of agricultural, explosive, and industrial acid products due in part to the completion of the nitric acid plant in Baytown, Texas in May 1999 and the acquisition of the Cherokee Plant and improved sales prices of certain agricultural products, (ii) increased sales in the Climate Control Business of $13.5 million due primarily from an increase in foreign sales, variation in product sales mix, increased customer demand and the expansion of new products and services, and (iii) increased sales in the Industrial Products Business due to an increase in sales of machine tools.

GROSS PROFIT

        Gross profit of Businesses continuing as a percent of net sales was 18.1% for 2000, compared to 20.0% for 1999. The decrease in the gross profit percentage was the result of lower profit margins in the Chemical and Climate Control Business caused primarily from (i) increased raw material costs relating to certain explosive and industrial acid products and increased sales volume of explosive products with lower margins relating to the Chemical Business, and
(ii) increased material and labor costs relating to a new heat pump product line, start up costs of the new large air handler business, lower gross margins caused by competitive pressures and variation in product sales mix relating to the Climate Control Business. This decrease was partially offset by (i) improved gross margins relating to certain agricultural products relating to the Chemical Business, and (ii) improved profit margins of machine tools relating to the Industrial Products Business.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

        Selling, general and administrative ("SG&A") expenses as a percent of net sales from Businesses continuing for 2000 were 16.4% compared to 20.3% for 1999. This decrease is primarily the result of higher sales without a comparable increase in expenses; however, SG&A expenses are lower due to strategic efforts to reduce SG&A expenses relating to the Industrial Products Business, a decrease in depreciation and amortization expenses, a reduction in advertising and research and development expenditures, and legal expenses incurred in 1999 relating to a project in Mexico not recurring in 2000. The decrease was partially offset by an increase in SG&A expenses relating to new start-up operations during 1999 and 2000.

INTEREST EXPENSE

        Interest expense for continuing businesses of the Company was $15.4 million for 2000, compared to $15.1 million for 1999. The increase of $.3 million primarily resulted from increased lenders' prime rates and the rate being charged by the Company's working capital lender which was partially offset by reduced debt outstanding resulting from the repurchase of the Senior Unsecured Notes.

OTHER EXPENSE

        Other expense of Businesses continuing for 2000 and 1999 were $2.3 million and $4.4 million, respectively. Other expense for 2000 includes (i) approximately $.6 million in costs incurred by the Company in attempts to renegotiate the terms and conditions of the Indenture related to the Senior Unsecured Notes of a subsidiary of the Company, (ii) a provision for a litigation settlement of $.6 million, and (iii) start up costs of approximately $.2 million associated with a new subsidiary in the Climate Control Business.

PROVISION FOR LOSS ON FIRM SALES AND PURCHASE COMMITMENTS

        The Company had a provision for loss on firm sales and purchase commitments of $3.4 million and $8.4 million for the years ended December 31, 2000 and 1999, respectively. See discussion in Note 16 of the Notes to Consolidated Financial Statements.

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


LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EXTRAORDINARY GAIN

        The Company had a loss from continuing operations before income taxes and extraordinary gain of $10.7 million for 2000 compared to a loss of $31.5 million for 1999. Approximately $5.0 million of the reduced loss of $20.8 million was due to the difference in loss provision on firm sales and purchase commitments, approximately $4.1 million was due to the provision for impairment on long-lived assets in 1999, and approximately $3.9 million was due to losses relating to the business disposed of in 1999. The remainder of the improvement was primarily due to increased gross profit of the Chemical and Industrial Products Businesses which was partially offset by decreased gross profit of the Climate Control Business and the decrease in other expenses as described above. Also SG&A expenses decreased but were partially offset by increased interest expense and decreased other income as described above.

PROVISION FOR INCOME TAXES

        As a result of the Company's net operating loss carry-forward for income tax purposes as discussed elsewhere herein and in Note 9 of Notes to Consolidated financial Statements, the provisions for income taxes associated with continuing operations in 2000 and 1999 were related to current state income taxes.

DISCONTINUED OPERATIONS

        On April 5, 2000 the Board of Directors approved a plan of disposal of the Company's Automotive Products Business ("Automotive") which was completed on May 4, 2000. Automotive is reflected as discontinued operations for all periods presented. An estimate of the net loss from discontinued operations of Automotive for the phase-out period beginning January 1, 2000 through May 4, 2000 (closing date) was accrued for at December 31, 1999. For the year ended December 31, 1999, the net loss from discontinued operations was $18.1 million. The 2000 net loss from discontinued operations relates to the expected performance by the Company on certain debt guarantee of Automotive and the ultimate operating loss of Automotive through May 2000. See discussion in Note 4 of the Notes to Consolidated Financial Statements for further information.

        Following the Sale of Automotive, the Company remained a guarantor on certain of Automotive's indebtedness. In the fourth quarter of 2000, the Company was required to perform on certain of the equipment note guarantees and in 2001, has been required to fund its $1.0 million guaranty on DLT's revolving credit agreement. The Company has acquired certain of this debt from the original lender and in other situations, negotiated revised terms. The Company has recognized its obligations under the guaranties as of December 31, 2000 in the amount of $4.3 million in the accompanying consolidated balance sheet ($3.2 million of which is due within one year and

$1.1 million of which is due after one year). The Company has also recognized a loss in the 2000 statement of operations in the amount of $2.6 million which represents the Company's estimate of ultimate loss, net of the collateral value of approximately $1.7 million, associated with guaranteed indebtedness of Automotive. This loss, and that associated with the final adjustment for 2000 operations from the amount accrued as of December 31, 1999, has been included in the 2000 net loss from discontinued operations. See discussion in Note 13 of the Notes to Consolidated Financial Statements for further information.

EXTRAORDINARY GAIN

        During the year ended December 31, 2000, subsidiaries of the Company repurchased approximately $29.7 million of the Senior Unsecured Notes and recognized a gain of approximately $20.1 million.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

REVENUES

        Total revenues of Businesses continuing for 1999 and 1998 were $259.7 million and $261.8 million, respectively (a decrease of $2.1 million). Sales decreased $1.6 million and other income decreased $.5 million.

NET SALES

        Consolidated net sales of Businesses continuing included in total revenues for 1999 were $254.2 million, compared to $255.9 million for 1998, a decrease of $1.7 million. This decrease in sales resulted principally from decreased sales in the Industrial Products Business of $5.3 million due to decreased sales of machine tools. This decrease was offset by: (i) increased sales in the Climate Control Business of $1.3 million primarily due to increased heat pump sales offset by production delays related to mechanical problems with certain new equipment and (ii) lower sales of $16.0 million from the Chemical Business other than the EDNC Baytown Plant offset by sales by EDNC of $18.4 million from the Baytown Plant which began operations in May 1999. Lower volumes of the Company's nitrogen based products were sold at a lower price in 1999 due primarily to the import of Russian nitrate resulting in an over supply of nitrate based products in the primary market areas for the Chemical Business' agricultural products.

GROSS PROFIT

        Gross profit of Businesses continuing as a percent of net sales was 20.0% for 1999, compared to 21.3% for 1998. The decrease in the gross profit percentage was the result of decreases in the Chemical and Industrial Products Businesses, partially offset by the Climate Control Business. The decrease in the Chemical Business was primarily the result of lower sales volumes and reduced selling prices for the Company's nitrogen based products. The decrease in sales volume was due to the temporarily shutdown of two plants in 1999 caused by the excessive supply of ammonium nitrate at the Chemical Business and in the market place. Also this excessive supply, caused, in part, by the import of Russian nitrate during 1999 reduced selling prices. The decrease in the Industrial Products Business was primarily due to a lower gross profit product mix of machine tools sold and a $490,000 charge taken to write-down the net carrying cost of certain inventory in 1999. The decrease in the gross profit percentage was offset by an increase in the Climate Control Business due primarily to an improved focus on sales of more profitable product lines.

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

OTHER EXPENSES

        Other expense of Businesses continuing for 1999 and 1998 were $4.4 million and $4.6 million, respectively (a decrease of $.2 million).

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

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES

        The Company had a loss from continuing operations before income taxes of $31.5 million for 1999 compared to income from continuing operations before income taxes of $2.5 million for 1998. The decreased profitability of $34.0 million was primarily due to the gain on the sale of an office building in 1998 of $13.0 million, the lower gross profit margins from the Chemical Business, the loss on disposition of the Australian subsidiary, lower ammonium nitrate sales prices and volume, excluding EDNC, from the Chemical Business, the provision for impairment on long-lived assets and the provision for losses on purchase commitments, as previously discussed.

PROVISION FOR INCOME TAXES

        As a result of the Company's net operating loss carry forward for income tax purposes as discussed elsewhere herein and in Note 9 of Notes to Consolidated Financial Statements, the Company's provisions for income taxes for 1999 are for current state income taxes and 1998 are for current state income taxes and federal alternative minimum taxes.

DISCONTINUED OPERATIONS

        On April 5, 2000 the Board of Directors approved a plan of disposal of the Company's Automotive Products Business ("Automotive") which was completed on May 4, 2000. Automotive is reflected as a discontinued operations for all periods presented. The net loss from discontinued operations of Automotive is $18.1 million in 1999 and $4.4 million in 1998. The increase in 1999 is due to lower sales volume and profits, and the loss on disposal of $10.0 million comprised of an accrual of approximately $2.1 million of anticipated operating losses through the date of disposal and a reserve of $7.9 million to fully reserve the Company's net investment in the net assets of Automotive due to the recurring historical operating losses and uncertainty of realization of the Company's net investment in the remaining net assets of Automotive. The remaining loss in 1999 in excess of the loss in 1998 is primarily due to reduced export sales and reduced sales to Automotive's major customers while it reduced inventory levels following a merger in late 1998. See discussion in Note 4 of the Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW FROM OPERATIONS

        Historically, the Company's primary cash needs have been for operating expenses, working capital and capital expenditures. The Company has financed its cash requirements primarily through internally generated cash flow, borrowings under its revolving credit facilities, and secured equipment financing. In November 1997, the Company issued $105 million of Senior Unsecured Notes by its wholly owned subsidiary, ClimaChem, Inc.

        Net cash provided by continuing operating activities for the year ended December 31, 2000 was $8.0 million, after adjustments for a net loss from discontinued operations of $3.1 million, a noncash extraordinary gain of $20.1 million, net provision for loss on firm sales and purchase commitments of $.4, depreciation and amortization of $10.6 million, recapture of prior period provision for loss on advances net of provision for possible losses on receivables of $1.6 million and including an increase in accounts receivable of $5.8 million; an increase in inventories of $2.2 million; an increase in supplies and prepaid items of $2.4 million; an increase in accounts payable of $8.2 million; an increase in accrued liabilities of $7.9 million and an increase in other noncurrent liabilities of $1.4 million. The increase in receivables is primarily due to improved sales prices and increased sales due, in part, to the acquisition of the Cherokee Facility in 2000 in the Chemical Business and increased sales due, in part, to new start-up operations during 1999 and 2000 in the Climate Control Business. This increase was partially offset by successful efforts to reduce the number of days outstanding relating to the Climate Control Business. The increase in inventories is primarily due to the acquisition of the Cherokee Facility in 2000, increased costs of raw materials in the Chemical Business, an increase in certain raw materials relating to hydronic fan coil products and a new start-up operation during 1999 in the Climate Control Business. This increase was partially offset by a reduction in industrial machines and supplies in the Industrial Products Business and a reduction in certain raw materials relating to heat pump products in the Climate Control Business. The increase in supplies and prepaid items is primarily due to the acquisition of two plants in 2000 and the purchase of precious metals to be used in the manufacturing process in the Chemical Business. The increase in accounts payable is primarily due to the increase in the number of days outstanding, increase in production, the acquisition of the Cherokee Facility in 2000, the new start-up operations during 2000 and timing of payments in the Chemical and Climate Control Businesses. The increase in accrued liabilities is primarily due to cash deposits received from customers for agricultural products to be delivered during 2001 in the Chemical Business, loss on firm purchase commitment and accrued property taxes.

CASH FLOW FROM INVESTING AND FINANCING ACTIVITIES

        Net cash used in investing activities for the year ended December 31, 2000 included $7.7 million for capital expenditures and a decrease in other assets of $3.1 million. The capital expenditures were primarily for the benefit of the Chemical and Climate Control Businesses to enhance production and product delivery capabilities. The decrease in other assets relates primarily from the Company's realization of its investment in an option to acquire an energy conservation company and related payment received for advances and accrued interest.

        Net cash used in financing activities included payments and note acquisitions of $13.9 million and the repurchase of preferred stock of $1.6 million offset by proceeds from the long-term debt and other debt of $5.7 million and a net increase of revolving debt of $7.0 million.

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

        As of December 31, 2000 the Company, exclusive of ClimaChem, had no borrowing availability under their existing revolver and ClimaChem had $3.7 million. The effective interest rate was 11.0%.

        As of December 31, 2000, the Company and certain of its subsidiaries, including ClimaChem, were parties to a working capital line of credit evidenced by two separate loan agreements ("Agreements") with a lender. The term of the Agreements, as amended, was through December 31, 2000, and was automatically being renewed thereafter for successive terms of one month each. Borrowings under the Agreements outstanding at December 31, 2000 were $34.5 million. In April, 2001, the Company replaced its existing Revolving Credit Facility ("Revolver") for ClimaChem and its subsidiaries with a new lender. ClimaChem and its subsidiaries, ("the borrowers"), entered into a new $50 million credit facility with Foothill Capital Corporation (the "Foothill Facility"). The Foothill Facility provides for advances based on specified percentages of eligible accounts receivable and inventory of ClimaChem and its subsidiaries and accrues interest at a base rate (generally equivalent to the prime rate) plus 2% or the LIBOR rate plus 4.5%. Interest is due monthly. The facility provides for up to $8.5 million of letters of credit; All letters of credit outstanding reduce availability under the facility. Under the Foothill Facility, the lender also requires the borrowers to pay a letter of credit fee equal to 2.75% per annum of the undrawn amount of all outstanding letters of credit, and unused line fee equal to .5% per annum for the excess amount available under the facility not drawn and various other audit, appraisal and valuation charges. The Foothill Facility matures in April 2005 and is secured by receivables, inventory and intangibles of ClimaChem and its subsidiaries and certain assets of non-ClimaChem entities. LSB, each of ClimaChem's subsidiaries and the two LSB subsidiaries which acquired Chemical Plants during 2000 (Note 17) are guarantors of the indebtedness. LSB and one of its wholly-owned subsidiaries which is not a subsidiary of ClimaChem has also pledged the capital stock of ClimaChem as additional collateral on the Foothill Facility. A prepayment penalty equal to 4% of the facility is due to the lender should the borrowers elect to prepay the facility prior to the first anniversary date. This penalty is reduced 1% per year through maturity. The Foothill Facility requires ClimaChem to meet certain financial covenants on a monthly, quarterly and/or annual basis, including a fixed charge coverage ratio, minimum EBITDA (earnings before interest, taxes, depreciation and amortization) of ClimaChem and ClimaChem's Climate Control Business and limits capital expenditures. The foothill Facility requires that ClimaChem's excess availability, as defined, equal an amount not less than $3.8 million, on each interest payment date, after making the interest payment due pursuant to ClimaChem's 10 3/4% Senior Notes. The Foothill Facility requires the borrowers to have various minimum amounts of availability under the revolver which amounts generally increase prior to interest payment due dates of the Senior Notes discussed in (B) below. The Foothill Facility also contains covenants that, among other things, limit the borrowers ability to: (i) incur additional indebtedness, (ii) incur liens, (iii) make restricted payments or loans to affiliates who are not borrowers, or (iv) engage in mergers, consolidations or other forms of recapitalization, (v) dispose of assets, and
(vi) repurchase ClimaChem's 10 3/4% Senior Notes. It also requires all collections on accounts be made through an account in the name of the lender or their agent and gives the lender the sole discretion to determine whether there has been any material adverse change; as defined, in the financial condition of the borrowers or LSB Industries, Inc., as guarantor, prior to granting additional advances. The Foothill Facility requires the borrowers to use their best efforts to assist Foothill Capital Corporation with the syndication of no less than 40% and no more than 50% of the total facility commitment. In connection therewith, the borrowers have agreed that Foothill Capital Corporation or agent shall have the right after consultation with the borrowers' agent to alter certain terms and conditions as may be necessary, to insure a successful syndication of the total facility commitment. The lender may, upon an event of default as defined, terminate the Foothill Facility and make the balance outstanding due and payable in full. See Note 8: Long-term Debt. For LSB's subsidiaries which are not subsidiaries of ClimaChem, the Company executed the third amended and restated revolving credit agreement with Bank America Business Credit (the "BABC Agreement") in April 2001. The BABC Agreement provides a revolving line of credit of up to $2.5 million through April 2002, and is secured by the receivables, inventory and intangibles of the LSB subsidiaries which are not subsidiaries of ClimaChem. The BABC Agreement requires monthly payments of interest which accrue based on the BABC's prime rate plus the applicable margin (2.5% in April 2000). Effective July 1, 2001, the applicable margin increases .50% and increases .50% monthly thereafter until the agreement is terminated. The agreement may be terminated by the Company with proper notice without premium or penalty.

        As of December 31, 2000, the Company had a working capital deficit of approximately $9.4 million and long-term debt due after one year of approximately $93.9 million on a consolidated basis. The Company and its subsidiaries which are not subsidiaries of ClimaChem had a working capital deficit of approximately $6.0 million and long-term debt due after one year of approximately $27.9 million including the amount owed to ClimaChem.

        As of April 16, 2001, the Company, exclusive of ClimaChem, and ClimaChem had a borrowing availability under the BABC Facility of $.1 million and ClimaChem had borrowing availability under the Foothill Facility of $4.5 million. The effective interest rates under the BABC Facility and the Foothill Facility were 10.5% and 10%, respectively. Borrowings under the Foothill Facility outstanding at April 16, 2001, were $41.5 million. The annual interest on the outstanding debt under the Foothill and BABC Facilities at April 16, 2001, at the rates then in effect would approximate $4.4 million annually.

        In addition to the credit facilities discussed above, as of December 31, 2000, ClimaChem's wholly owned subsidiary, DSN Corporation ("DSN"), is a party to three loan agreements with a financial company (the "Financing Company") for three projects. At December 31, 2000, DSN had outstanding borrowings of $5.2 million under these loans. The loans have monthly repayment schedules of principal and interest through maturity in 2002. The interest rate on each of the loans is fixed and range from 8.2% to 8.9%. Annual interest, for the three notes as a whole, at December 31, 2000, would approximate $.5 million. The loans are secured by the various DSN property and equipment. The loan agreements require the Company to maintain certain financial ratios, including tangible net worth requirements. In October 2000, DSN obtained a waiver from the Financing Company of the financial covenants through December 2001.

        As discussed in Note 8 of Notes to Consolidated Financial Statements, ClimaChem is restricted as to the funds that it may transfer to the Company under the terms contained in an Indenture ("Indenture") covering the Senior Unsecured Notes issued by ClimaChem and the Foothill Facility. No amounts were paid to the Company by ClimaChem under the Tax Sharing Agreement, nor under the Management Agreement during 1999. For the year ended December 31, 2000, ClimaChem was required to pay the Company $1.8 million under the Management Agreement inasmuch as earnings before interest, income taxes, depreciation and amortization ("EBITDA") exceeded $26 million for the period ($1.4 million has been paid as of December 31, 2000). In addition, ClimaChem recorded a provision for income taxes relating to the extraordinary gain on the repurchase of Senior Unsecured Notes for the year ended December 31, 2000 of $.3 million, $.1 million of which is payable to the Company under the terms of the Tax Sharing Agreement. As of December 31, 2000 $.8 million had been paid to the Company, $.7 million of which will be repaid to ClimaChem in 2001. The Company believes its EBITDA and pre-tax income will be sufficient in 2001 for the management fee and income taxes to be paid by ClimaChem to the Company, however, there are no assurances that amounts will be earned during 2001. Due to these limitations, the Company and its non-ClimaChem subsidiaries have limited resources to satisfy their obligations.

        Due to the Company's and ClimaChem operating losses for the years of 1998, 1999 and 2000, and the limited borrowing ability under the Agreements, the Company discontinued payment of cash dividends on its Common Stock for periods subsequent of January 1, 1999, until the Board of Directors determines otherwise. As of the date of this report the Company has not paid the regular quarterly dividend of $.8125 on its outstanding $3.25 Convertible Exchangeable Class C Preferred Stock Series 2 ("Series 2 Preferred") since June 15, 1999, totaling approximately $3.5 million. During 2000, the Company purchased 278,700 shares of the Series 2 Preferred for approximately $1.6 million. In addition, the Company did not pay the January 1, 2000 and 2001 regular dividend on the Series B Preferred totaling $480,000. The Company does not anticipate having funds available to pay dividends on its stock for the foreseeable future. See discussion in Note 12 of Notes to Consolidated Financial Statements.

        During the year ended December 31, 2000, the Company repurchased approximately $29.7 million of the Senior Unsecured Notes and recognized a gain of approximately $20.1 million. The Company used its working capital and borrowing under its then existing credit facilities in order to fund these purchases. This reduction in outstanding indebtedness will reduce interest expense by $2.0 million annually.

        The Company has planned capital expenditures of approximately $5 million, primarily in the Chemical and Climate Control Businesses, but such capital expenditures are dependent upon obtaining acceptable financing. The Company expects to delay these expenditures as necessary based on the availability of adequate working capital and the availability of financing. The Company obtained a fourteen (14) month extension of the compliance dates under its wastewater management project and in the implementation dates of such project. Because the Company has not completed its evaluation of engineering alternatives, the Company has not yet provided to the state of Arkansas its final design plans under the new extended deadlines. The consent order provides for an October 1, 2001 deadline for submission of final design plans and will be preceded by the agency's issuance of a revised permit. The revised permit will include the discharge limits that will apply to the wastewater treatment project. To date, the state has deferred issuance of the revised permit. The Company continues to regularly advise the state of the projects engineering status and financing status. Construction of the wastewater treatment project. There are no assurances that the Company will be able to obtain the required financing. Failure to construct the wastewater treatment project could have a material adverse long-term effect on the Company.

        Effective January 1, 2001, a subsidiary of the Company purchased the real estate and personal property associated with an ammonia and fertilizer plant located in Pryor, Oklahoma ("Pryor Plant"). The purchase price of the Pryor Plant was immaterial. The Pryor Plant has not been in operation for two
(2) years. The Company has not determined whether the Pryor Plant will be put in operation in the future, be held for sale or dismantled and used for spare parts.

        The Company's plan for 2001 identifies specific non-core assets (real estate, oil and gas properties, spare parts, etc.) which the Company is working to realize to provide additional working capital to the Company. The Company also continues to evaluate alternatives for realizing its net investment in the Industrial Products Business.

        If the letter of intent to sell the Chemical Business' explosive business distribution outlets and a long-term supply agreement with a third party closes, they are expected to have the effect of providing working capital from the proceeds of the sale of the assets of $3.5 million, reduce outstanding accounts receivable and inventory, as well as provide a more constant and predictable operating margin in the Company's explosives business.

        In April 2001, the Company entered into a contract with a third party to sell land adjacent to the Crystal City Plant for $4.5 million, before selling and closing expenses. The buyer has 65 days to complete due diligence. Should this transaction close, up to $2 million of the proceeds will be available to LSB and its subsidiaries which are not subsidiaries of ClimaChem with the remainder to be applied against the outstanding balance on the Foothill Facility revolver.

         The Company is negotiating to sell the building in which one of its subsidiaries builds water-source heat pumps for approximately $8.1 million, of which the Company is to receive approximately $2.2 million in cash, an unsecured promissory note ("Note") for $1.6 million, plus $4.3 million, to be used to pay off the currently existing mortgage on the building. As part of this transaction, the lease held by the Company's subsidiary on the building is to be extended from February 2003 to November 2007 and the Company's subsidiary's option to buy the building is to be similarly extended. The option price to purchase the building, when exercised, is to be based on the amount of the mortgage on the building outstanding at the time the option is exercised plus an amount up to $200,000 less the then outstanding amount due on the Note. The closing of this transaction is subject to certain conditions.

        During 2001, the Company's Chemical Business has experienced a significant increase in the sales prices of its nitrogen-based products compared to 2000, due primarily to reduced competition in the market including a reduction in foreign imports. The Company has also seen a reduction in its raw material costs of its Chemical Business from the later part of 2000 and early 2001, which are expected to result in improved margins in that business. The Company's Climate Control Business has continued to experience strong demand and steady increases in margins, contributing to a return to profitability for the Company in March 2001.

        Assuming all of the events discussed above are completed, the completion of the Foothill Facility in April 2001, and the lack of other unforeseen adverse events, management of the Company believes that the Company's operating results will improve in 2001 over that of 2000 and believes the Company will have adequate resources to meet its obligations as they come due; however, this expectation may change in the near term. See "Special Note Regarding Forward-Looking Statements".

        The Company's plan for 2001 involves a number of initiatives and assumptions which management believes to be reasonable and achievable;

however, should the Company not be able to execute this plan described above, it may not have resources available to meet its obligations as they come due.

DISCONTINUED BUSINESS

        As discussed in Note 4 of Notes to Consolidated Financial Statements, on April 5, 2000, the Board of Directors approved a plan of disposal of the Company's Automotive Products Business ("Automotive"). The sale of Automotive was concluded on May 4, 2000, to DriveLine Technologies ("DLT"). The Company received notes for its net investment of approximately $8.7 million, and the buyer assumed substantially all of Automotive's liabilities. The operating losses associated with the discontinuation of this business segment are reflected in the net loss from discontinued operations for the years ended December 31, 1999 and 1998 in the Consolidated Statements of Operations.

        The terms of the notes received in the sale call for no payments of principal for the first two years following the close. Interest will accrue at Wall Street Journal Prime plus 1.0% but will not be paid until DLT's availability under its credit agreement reaches a level of $1.0 million. Accrued interest will not be recognized until received.

        Following the sale of Automotive, the Company remained a guarantor on certain of Automotive's indebtedness. In the fourth quarter of 2000, the Company was required to perform on certain of the equipment note guarantees and in 2001, has been required to fund its $1.0 million guaranty on DLT's revolving credit agreement. The Company has acquired certain of this debt from the original lender and in other situations, negotiated revised terms. The Company has recognized its obligations under the guaranties as of December 31, 2000 in the amount of $4.3 million in the accompanying consolidated balance sheet ($3.2 million of which is due within one year and $1.1 million of which is due after one year). The Company has also recognized a loss from discontinued operations in the 2000 statement of operations in the amount of $3.1 million which represents the Company's estimate of ultimate loss, net of collateral value and that associated with the final adjustment for 2000 operations from the amount accrued as of December 31, 1999.

JOINT VENTURE AND OPTION TO PURCHASE

        Prior to 1997, the Company, through a subsidiary, loaned $2.8 million to a French manufacturer of HVAC equipment whose product line is compatible with that of the Company's Climate Control Business in the United States. Under the loan agreement, the Company has the option, which expires June 15, 2005, to exchange its rights under the loan for 100% of the borrower's outstanding common stock. The Company obtained a security interest in the stock of the French manufacturer to secure its loan. Subsequent to 1996, the Company advanced an additional $.9 million to the French manufacturer bringing the total of the loan to $3.7 million. The $3.7 million loan, less a $1.5 million valuation reserve for losses incurred by the French manufacturer prior to 1997, is carried on the books as a note receivable in other assets. As of the date of this report, the decision has not been made to exercise its option to acquire the stock of the French manufacturer. The results of the operations of the French manufacturer were not material for the years ended December 31, 2000 and 1999 and 1998.

        In 1995, a subsidiary of the Company invested approximately $2.8 million to purchase a fifty percent (50%) equity interest in an energy conservation joint venture (the "Project"). The Project had been awarded a contract to retrofit residential housing units at a United States Army base, which it completed during 1996. The completed contract was for installation of energy-efficient equipment (including air conditioning and heating equipment) which would reduce utility consumption. For the installation and management, the Project will receive a percent of all energy and maintenance savings during the twenty (20) year contract term. The Project spent approximately $17.9 million to retrofit the residential housing units at the United States Army base. The project received a loan from a lender to finance approximately $14.0 million of the cost of the Project. The Company is not guaranteeing any of the lending obligations of the Project. The Company's equity interest in the results of the operations of the Project were not material for the years ended December 31, 2000, 1999 and 1998.

DEBT GUARANTEE

        On October 17, 1997, Prime Financial Corporation ("Prime"), a subsidiary of the Company, borrowed from SBL Corporation, a corporation wholly owned by the spouse and children of Jack E. Golsen, Chairman of the Board and President of the Company, the principal amount of $3,000,000 (the "Loan") on an unsecured basis and payable on demand, with interest payable monthly in arrears at a variable interest rate equal to the Wall Street Journal Prime Rate plus 2% per annum. The purpose of the loan was to assist the Company by providing additional liquidity. The Company has guaranteed the Loan. As of December 31, 2000, the unpaid principal balance on the Loan was $1,750,000. In April, 2000, at the request of Prime and the Company, SBL agreed to modify the demand note to make such a term note with a maturity date no earlier than April, 2001, except under limited circumstances. In April 2001, this term note was amended to require repayment of $300,000 in 2001 and $1,450,000 in 2002.

        In order to make the Loan to Prime, SBL and certain of its affiliates borrowed the $3,000,000 from a bank (collectively "SBL Borrowing"), and as part of the collateral pledged by SBL to the bank in connection with such loan, SBL pledged among other things, its note from Prime. In order to obtain SBL's agreement as provided above, and for other reasons, effective April 21, 2000, a subsidiary of the Company guaranteed on a limited basis the obligations of SBL and its affiliates relating to the unpaid principal amount due to the bank in connection with the SBL Borrowings, and, in order to secure its obligations under the guarantees pledged to the bank 1,973,461 shares of the Company's Common Stock that it holds as treasury stock. Under the guarantee, the Company's liability is limited to the value, from time to time, of the Company's Common Stock pledged by the Company. As of December 31, 2000, the outstanding principal balance due to the bank from SBL as a result of such loan was $1,750,000.

AVAILABILITY OF COMPANY'S LOSS CARRY-OVERS

        The Company's cash flow in future years may benefit from its ability to use net operating loss ("NOL") carry-overs from prior periods to reduce the federal income tax payments which it would otherwise be required to make with respect to income generated in such future years. Such benefit, if any, is dependent on the Company's ability to generate taxable income in future periods, for which there is no assurance. Such benefit, if any, will be limited by the Company's reduced NOL for alternative minimum tax purposes, which was approximately $42.5 million at December 31, 2000 (exclusive of the NOL carry forwards attributable to the Automotive entities sold in March 2001). As of December 31, 2000, the Company had available regular tax NOL carry-overs of approximately $69.8 million based on its federal income tax returns as filed with the Internal Revenue Service for taxable years through 1999 and its estimated Federal taxable income for the year 2000 (exclusive of the NOL carry forwards attributable to the Automotive entities sold in March 2001). Approximately $1.5 million of regular tax NOL expires in 2001. Due to its recent history of reporting net losses, the Company has established a valuation allowance on a portion of its NOLs and thus has not recognized the full benefit of its NOLs in the accompanying Condensed Consolidated Financial Statements.

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

CONTINGENCIES

The Company has several contingencies that could impact its liquidity in the event that the Company is unsuccessful in defending against the claimants. Although management does not anticipate that these claims will result in substantial adverse impacts on its liquidity, it is not possible to determine the outcome. The preceding sentence is a forward looking statement that involves a number of risks and uncertainties that could cause actual results to differ materially, such as, among other factors, a court finds the Chemical Business liable for a material amount of damages in the antitrust lawsuits pending against the Chemical Business in a manner not presently anticipated by the Company or the Company is required to fund any of the unsecured liabilities of its former subsidiaries of the Automotive Business not presently anticipated by the Company. See "Business", "Legal Proceedings" and Note 13 of Notes to Consolidated Financial Statements.

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

        The following table provides information about the Company's interest rate sensitive financial instruments as of December 31, 2000.


                                                                      YEARS ENDING DECEMBER 31,
                                          ------------------------------------------------------------------------------------------
                                          2001          2002          2003          2004           2005       THEREAFTER      TOTAL
                                          ----          ----          ----          ----           ----       ----------      -----
Expected maturities of long-term debt:

  Variable rate debt                    $35,169       $1,623        $  189        $  205       $  724         $ 5,609       $43,519

    Weighted average
      interest rate(1)                    10.98%        7.37%         7.30%         7.21%        6.80%           6.80%        10.29%

  Fixed rate debt                       $ 6,932       $3,576        $3,156        $1,482       $  284         $77,056       $92,486

    Weighted average
      interest rate(2)                    10.55%       10.61%        10.68%        10.68%       10.69%          10.69%        10.65%

-------------------

(1) Interest rate is based on the aggregate rate of debt outstanding as of December 31, 2000. Interest is at floating rate based on the lender's prime rate plus 1.5% per annum, or at the Company's option, on its Revolving Credit Agreements on the lender's LIBOR rate plus 3.875% per annum. In April, 2001, the Revolving Credit Agreements were replaced which caused an increase in the floating rate by .5%.

(2) Interest rate is based on the aggregate rate of debt outstanding as of December 31, 2000.


                                       December 31, 2000              December 31, 1999
                                  ---------------------------    ----------------------
                                  Estimated        Carrying      Estimated     Carrying
                                  Fair Value         Value       Fair Value     Value
                                  ----------       --------      ----------    --------
                                                        (in thousands)
Variable Rate:
  Bank debt and
   equipment financing             $43,519         $ 43,519       $31,521          $ 31,521

Fixed Rate:
  Bank debt and
   equipment financing              16,749           17,151        21,269            21,551
 Senior Notes                       26,367           75,335        26,250           105,000
                                    ------           ------        ------           -------
                                   $86,635         $136,005       $79,040          $158,072
                                   =======         ========       =======          ========


The fair value of the Company's Senior Notes was determined based on a market quotation for such securities.

RAW MATERIAL PRICE RISK

        The Company has a commitment to purchase 72,000 tons of anhydrous ammonia under a contract. The Company's purchase price can be higher or lower than the current market spot price. Based on the pricing index contained in this contract, prices paid during 2000 and 1999 were higher than the current market spot price. As a result, in 2000 and 1999 the accompanying Consolidated Financial Statements include loss provisions for anhydrous ammonia required to be purchased during the remainder of the contract aggregating approximately $2.5 and $8.4 million, respectively.

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

                             SPECIAL NOTE REGARDING
                           FORWARD-LOOKING STATEMENTS


        Certain statements contained within this report may be deemed "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements in this report other than statements of historical fact are Forward-Looking Statements that are subject to known and unknown risks, uncertainties and other factors which could cause actual results and performance of the Company to differ materially from such statements. The words "believe", "expect", "anticipate", "intend", "will", and similar expressions identify Forward-Looking Statements. Forward-Looking Statements contained herein relate to, among other things, (i) ability to improve operations and become profitable from operations on an annualized basis, (ii) establishing a position as a market leader, (iii) the amount of the loss provision for anhydrous ammonia required to be purchased on that the cost to produce Chemical Business products will improve, (iv) the market for certain of the Climate Control Business products will continue to grow, (v) losses arising from the mechanical failure and interruption of production will be fully paid by insurance (vi) availability of net operating loss carryovers, (vii) amount to be spent relating to compliance with federal, state and local environmental laws at the El Dorado Facility,
(viii) liquidity and availability of funds, (ix)profits through liquidation of assets or realignment of assets or some other method, (x) anticipated financial performance, (xi) ability to comply with general working capital and debt service requirements, (xii) ability to be able to continue to borrow under the Company's revolving line of credit, (xiii) the ability to obtain necessary materials for the manufacturing of products, (xiv) adequate cash flows to meet its presently anticipated capital requirements, (xv) fertilizer and related chemical products sold to the agricultural industry are the only seasonal products, (xvi) the sale of the Company's explosive business distribution outlets and related long-term supply agreement will close, (xvii) the sale of land adjacent to the Crystal City Plant will close, (xviii) the Company's EBITDA and pre-tax income will be sufficient in 2001 for the management fee and income taxes to be paid by ClimaChem, (xix) ability to obtain anhydrous ammonia from other sources in the event of a termination of its existing contract, (xx) Climate Control Business' backlog is expected to be completed by December 31, 2001, (xxi) management expects to see significant improvements in operating results from the Company in 2001 and believes that the Company has adequate resources to meet its obligations as they come due, and (xxii) ability to carry out its plans for 2001. While the Company believes the expectations reflected in such Forward-Looking Statements are reasonable, it can give no assurance such expectations will prove to have been correct. There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to, (i) decline in general economic conditions, both domestic and foreign, (ii) material reduction in revenues,
(iii) material increase in interest rates; (iv) inability to collect in a timely manner a material amount of receivables, (v) increased competitive pressures,
(vi) changes in federal, state and local laws and regulations, especially environmental regulations, or in interpretation of such, pending (vii) additional releases (particularly air emissions into the environment), (viii) material increases in equipment, maintenance, operating or labor costs not presently anticipated by the Company, (ix) the requirement to use internally generated funds for purposes not presently anticipated, (x) ability to become profitable from operations, or if unable to become profitable from operations, the inability to secure additional liquidity in the form of additional equity or debt, (xi) the cost for the purchase of anhydrous ammonia and natural gas, (xii) changes in competition, (xiii) the loss of any significant customer, (xiv) changes in operating strategy or development plans, (xv) inability to fund the working capital and expansion of the Company's businesses, (xvi) adverse results in any of the Company's pending litigation, (xvii) inability to obtain necessary raw materials, (xviii) ability to recover the Company's investment in the aviation company, (xix) Bayer's inability or refusal to purchase all of the Company's production at the Baytown nitric acid plant, (xx) the sale of the land adjacent to the Crystal City Plant does not close, (xxi) insurance does not cover all of the Company's losses due to mechanical failure and interruption, (xxii) sale of the Chemical Business' explosive distribution centers does not close by a certain date, and in such event, the buyer does not believe that the Chemical Business can deliver product to it, and (xxiii) other factors described in "Management's Discussion and Analysis of Financial Condition and Results of Operation" contained in this report. Given these uncertainties, all parties are cautioned not to place undue reliance on such Forward-Looking Statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the Forward-Looking Statements contained herein to reflect future events or developments.

                                    PART III

        The Company hereby incorporates by reference the information required by
Part III of this report except for the information on the Company's executive officers included under Part 4A of Part I of this report, from the definitive proxy statement which the Company intends to file with the Securities and Exchange Commission on or before April 30, 2001, in connection with the Company's 2001 annual meeting of stockholders.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)   FINANCIAL STATEMENTS

         The following consolidated financial statements of the Company appear immediately following this Part IV:


                                                                            Pages
                                                                        -------------

Report of Independent Auditors                                                   F-1

Consolidated Balance Sheets at December 31, 2000
  and 1999                                                                F-2 to F-3

Consolidated Statements of Operations for each of
  the three years in the period ended December 31,
  2000                                                                           F-4

Consolidated Statements of Stockholders' Equity
  for each of the three years in the period ended
  December 31, 2000                                                       F-5 to F-6

Consolidated Statements of Cash Flows for
  each of the three years in the period
  ended December 31, 2000                                                 F-7 to F-8

Notes to Consolidated Financial Statements                               F-9 to F-46

Quarterly Financial Data (Unaudited)                                    F-47 to F-48

(a)(2)  FINANCIAL STATEMENT SCHEDULE

        The Company has included the following schedule in this report:

II - Valuation and Qualifying Accounts                                  F-49 to F-50


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

        2.2. Asset Purchase and Sale Agreement, dated May 4, 2000 L&S Automotive Products Co., L&S Bearing So., LSB Extrusion Co., Rotex Corporation and DriveLine Technologies, Inc., which is incorporated from Exhibit 2.2 to the Company's Amendment No. 2 to the 1999 Form 10-K. This agreement includes certain exhibits and schedules that are not included with this exhibit, and will be provided upon request by the Commission.

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

        4.9. Second Amended and Restated Loan and Security Agreement dated May 10, 1999, by and between Bank of America National Trust and Savings Association and LSB Industries, Inc., Summit Machine Tool Manufacturing Corp., and Morey Machinery Manufacturing Corporation, which the Company hereby incorporates by reference from Exhibit 4.2 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1999.

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

        10.29. Participation Agreement, dated as of June 27, 1997, among El Dorado Nitrogen Company, Boatmen's Trust Company of Texas as Owner Trustee, Security Pacific Leasing corporation, as Owner Participant and a Construction Lender, Wilmington Trust Company, Bayerische Landes Bank, New York Branch, as a Construction Lender and the Note Purchaser, and Bank of America National Trust and Savings Association, as Construction Loan Agent which the Company hereby incorporates by reference from Exhibit 10.5 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1997. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF COMMISSION ORDER CF #5551, DATED SEPTEMBER 25, 1997, GRANTING A REQUEST FOR CONFIDENTIAL TREATMENT UNDER THE FREEDOM OF INFORMATION ACT AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.

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

        10.42 Amendment to Anhydrous Ammonia Sales Agreement, dated January 4, 2000, to be effective October 1, 1999, between Koch Nitrogen Company and El Dorado Chemical Company, which is incorporated by reference from
      Exhibit 10.43 to the Company's Amendment No. 2 to its 1999 Form 10-K. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF COMMISSION ORDER CF#9650, DATED JULY 2000, GRANTING A REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT.

        10.43 Anhydrous Ammonia Sales Agreement, dated January 2000, to be effective October 1, 1999, between Koch Nitrogen Company and El Dorado Chemical Company which is incorporated by reference from Exhibit 10.44 to the Company's Amendment No. 2 to its 1999 Form 10-K. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF COMMISSION ORDER CF#9650, DATED JULY 2000, GRANTING A REQUEST BY THE

      COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT.

        10.44 Second Amendment to Second Amended and Restated Loan and Security Agreement, dated March 1, 2000 by and between Bank of America, N.A. and LSB Industries Inc., Summit Machine Tool Manufacturing Corp., and Morey Machinery Manufacturing Corporation, which the Company hereby incorporates by reference from Exhibit 10.3 to the Company's Form 8-K dated March 1, 2000.

        10.45 Third Amendment to Second Amended and Restated Loan and Security Agreement, dated March 31, 2000 by and between Bank of America, N.A. and LSB Industries Inc., Summit Machine Tool Manufacturing Corp., and Morey Machinery manufacturing Corporation, which the Company hereby incorporates by reference from Exhibit 10.14 to the Company's Form 10-Q for the fiscal quarter ended March 31, 2000.

        10.46 Loan Agreement dated December 23, 1999 between Climate Craft, Inc. and the City of Oklahoma City, which the Company hereby incorporates by reference from Exhibit 10.49 to the Company's Amendment No. 2 to its 1999 Form 10-K.

        10.47 Letter, dated April 1, 2000, executed by SBL to Prime amending the Promissory Note, which the Company incorporates by reference from Exhibit
      10.52 to the Company's Amendment No. 2 to its 1999 Form 10-K.

        10.48 Guaranty Agreement, dated as of April 21, 2000, by Prime to Stillwater National Bank & Trust relating to that portion of the SBL Borrowings borrowed by SBL, which the Company incorporates by reference from Exhibit 10.50 to the Company's Amendment No. 2 to its 1999 Form 10-K. Substantial similar guarantees have been executed by Prime in favor of Stillwater covering the amounts borrowed by the following affiliates SBL relating to the SBL Borrowing s (as \defined in "Relationships and Related Transactions:") listed in Exhibit A attached to the Guaranty Agreement with the only material differences being the name of the debtor and the amount owing by such debtor. Copies of which will provided to the Commission upon request.

        10.49 Security Agreement, dated effective April 21, 2000, executed by Prime in favor of Stillwater National Bank and Trust, which the Company incorporates by reference from Exhibit 10.54 to the Company's Amendment No. 2 to its 1999 Form 10-K.

        10.50 Limited Guaranty, effective April 21, 2000, executed by Prime to Stillwater National Bank and Trust, which the Company incorporates by reference from Exhibit 10.55 to the Company's Amendment No. 2 to its 1999 Form 10-K.

        10.51 Covenant Waiver Letter, dated October 19, 2000, between The CIT Group and DSN Corporation, which the Company hereby incorporates by reference from Exhibit 10.1 to the Company's Form 10-Q for the fiscal quarter ended September 30, 2000.

        10.52 Fourth Amendment to Second Amended and Restated Loan and Security Agreement dated October 10, 2000 by and between Bank of

      America, N.A. and LSB Industries, Inc., Summit Machine Tool Manufacturing corp., and Morey Machinery Manufacturing Corporation, which the Company hereby incorporates by reference from Exhibit 10.2 to the Company's Form 10-Q for the fiscal quarter ended September 30, 2000.

        10.53 Letter Agreement, dated August 23, 2000, between LSB Chemical Corp. and Orica USA, Inc., which the Company hereby incorporates by reference from Exhibit 10.4 to the Company's Form 10-Q for the fiscal quarter ended September 30, 2000. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT. THE OMITTED INFORMATION HAS BEEN FILED SEPARATELY WITH THE SECRETARY OF THE SECURITIES AND EXCHANGE COMMISSION FOR PURPOSES OF SUCH REQUEST.

        10.54 Agreement, dated October 31, 2000, between Orica Nitrogen, L.L.C., Orica USA, Inc., and LSB Chemical Corp., which the Company hereby incorporates by reference from Exhibit 10.5 to the company's Form 10-Q for the fiscal quarter ended September 20, 2000. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT. THE OMITTED INFORMATION HAS BEEN FILED SEPARATELY WITH THE SECRETARY OF THE SECURITIES AND EXCHANGE COMMISSION FOR PURPOSES OF SUCH REQUEST.

        10.55. Letter, dated April 1, 2001, executed by SBL to Prime amending the Promissory Note.

        10.56. Letter of Intent, dated December 22, 2000, between El Dorado Chemical Company and ORICA USA Inc.

        10.57. Agreement, dated April 2, 2001, between Crystal City Nitrogen Company and River Cement Company.

        21.1.  Subsidiaries of the Company.

        23.1.  Consent of Independent Auditors.

        (b) REPORTS ON FORM 8-K. The Company filed the following report on Form 8-K during the fourth quarter of 2000.

            (i) Form 8-K, dated November 15, 2000. (date of event: October 31,
2000). The item reported was Item 2, "Acquisition or Disposition of Assets", discussing the letter agreement between LSB Chemical Corp. and Orica USA Inc. and the agreement between Orica Nitrogen, L.L.C., Orica USA, Inc. and LSB Chemical Corp. relating to the acquisition of certain assets located in Cherokee, Alabama and Crystal City, Missouri.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly-authorized, to sign this report on its behalf of this 17th day of April, 2001.

                                      LSB INDUSTRIES, INC.


                                       By: /s/ JACK E. GOLSEN
                                           -------------------------------------
                                           Jack E. Golsen
                                           Chairman of the Board and
                                           President
                                           (Principal Executive Officer)

                                       By: /s/ TONY M. SHELBY
                                           -------------------------------------
                                           Tony M. Shelby
                                           Senior Vice President of Finance
                                           (Principal Financial Officer)

                                       By: /s/ JIM D. JONES
                                           -------------------------------------
                                           Jim D. Jones
                                           Vice President, Controller and
                                           Treasurer (Principal Accounting
                                           Officer)

            Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the undersigned have signed this report on behalf of the Company, in the capacities and on the dates indicated.

Dated: April 17, 2001                   By: /s/ JACK E. GOLSEN
                                           -------------------------------------
                                           Jack E. Golsen, Director

Dated: April 17, 2001                   By: /s/ TONY M. SHELBY
                                           -------------------------------------
                                           Tony M. Shelby, Director

Dated: April 17, 2001                   By: /s/ DAVID R. GOSS
                                           -------------------------------------
                                           David R. Goss, Director

Dated: April 17, 2001                   By: /s/ BARRY H. GOLSEN
                                           -------------------------------------
                                           Barry H. Golsen, Director

Dated: April 17, 2001                   By: /s/ ROBERT C. BROWN
                                           -------------------------------------
                                           Robert C. Brown, Director

Dated: April 17, 2001                   By: /s/ BERNARD G. ILLE
                                           -------------------------------------
                                           Bernard G. Ille, Director

Dated: April 17, 2001                   By: /s/ JEROME D. SHAFFER
                                           -------------------------------------
                                           Jerome D. Shaffer, Director

Dated: April 17, 2001                   By: /s/ RAYMOND B. ACKERMAN
                                           -------------------------------------
                                           Raymond B. Ackerman, Director

Dated: April 17, 2001                   By: /s/ HORACE RHODES
                                           -------------------------------------
                                           Horace Rhodes, Director.

Dated: April 17, 2001                   By: /s/ GERALD J. GAGNER
                                           -------------------------------------
                                           Gerald J. Gagner, Director

Dated: April 17, 2001                   By: /s/ DONALD W. MUNSON
                                           -------------------------------------
                                           Donald W. Munson, Director

Dated: April 17, 2001                   By: /s/ CHARLES A. BURTCH
                                           -------------------------------------
                                           Charles A. Burtch, Director

                                       LSB
                                    Financial
                                   Statements

                              LSB Industries, Inc.

                        Consolidated Financial Statements
                           for Inclusion of Form 10-K


                  Years ended December 31, 2000, 1999 and 1998



                                    CONTENTS

Report of Independent Auditors.............................................. F-1

Consolidated Financial Statements

Consolidated Balance Sheets................................................. F-2
Consolidated Statements of Operations....................................... F-4
Consolidated Statements of Stockholders' Equity............................. F-5
Consolidated Statements of Cash Flows....................................... F-7
Notes to Consolidated Financial Statements.................................. F-9

                         Report of Independent Auditors

The Board of Directors and Stockholders
LSB Industries, Inc.

We have audited the accompanying consolidated balance sheets of LSB Industries, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the index at Item 14 (2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of LSB Industries, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                                           Ernst & Young, LLP



Oklahoma City, Oklahoma
April 16, 2001

                              LSB Industries, Inc.

                           Consolidated Balance Sheets


                                                                             DECEMBER 31,
                                                                     ---------------------------
                                                                        2000              1999
                                                                     ---------         ---------
                                                                            (In Thousands)
ASSETS
Current assets :
  Cash and cash equivalents                                          $   3,063         $   3,130
  Trade accounts receivable, net                                        48,333            44,549
  Inventories                                                           31,639            30,480
  Supplies and prepaid items                                             5,977             4,617
                                                                     ---------         ---------
Total current assets                                                    89,012            82,776




Property, plant and equipment, net                                      80,884            83,814




Other assets, net                                                       22,999            22,045




                                                                     ---------         ---------
                                                                     $ 192,895         $ 188,635
                                                                     =========         =========

(Continued on following page)

                              LSB Industries, Inc.

                                                                             DECEMBER 31,
                                                                     ---------------------------
                                                                        2000              1999
                                                                     ---------         ---------
                                                                            (In Thousands)
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Drafts payable                                                     $     224         $     360
  Accounts payable                                                      26,765            18,791
  Accrued liabilities                                                   29,312            18,563
  Current portion of long-term debt                                     42,101            33,359
                                                                     ---------         ---------
Total current liabilities                                               98,402            71,073

Long-term debt                                                          93,904           124,713
Accrued losses on firm purchase commitments and other
  noncurrent liabilities                                                 9,892             6,883
Commitments and contingencies (Note 13)
Redeemable, noncumulative, convertible preferred stock, $100
  par value; 1,462 shares issued and outstanding                           139               139

Stockholders' deficit:
  Series B 12% cumulative, convertible preferred stock,
    $100 par value; 20,000 shares issued and outstanding                 2,000             2,000
  Series 2 $3.25 convertible, exchangeable Class C preferred stock, $50 stated value; 628,550 shares issued (920,000
    in 1999)                                                            31,427            46,000
  Common stock, $.10 par value; 75,000,000 shares authorized,
    15,163,909 shares issued (15,108,716 in 1999)                        1,516             1,511
  Capital in excess of par value                                        52,376            39,277
  Accumulated deficit                                                  (80,480)          (86,675)
                                                                     ---------         ---------
                                                                         6,839             2,113
  Less treasury stock, at cost:
    Series 2 preferred, 5,000 shares                                       200               200
    Common stock, 3,285,957 shares                                      16,081            16,086
                                                                     ---------         ---------
Total stockholders' deficit                                             (9,442)          (14,173)
                                                                     ---------         ---------
                                                                     $ 192,895         $ 188,635
                                                                     =========         =========

See accompanying notes.

                              LSB Industries, Inc.

                      Consolidated Statements of Operations

                                                                          YEAR ENDED DECEMBER 31,
                                                                   ---------------------------------------
                                                                     2000           1999           1998
                                                                   ---------      ---------      ---------
                                                                  (In Thousands, Except Per Share Amounts)
BUSINESSES CONTINUING AT DECEMBER 31:
Revenues:
  Net sales                                                        $ 290,620      $ 254,236      $ 255,858
  Other                                                                5,630          5,419          5,898
                                                                   ---------      ---------      ---------
                                                                     296,250        259,655        261,756

Costs and expenses:
  Cost of sales                                                      238,066        203,480        201,279
  Selling, general and administrative                                 47,787         51,672         48,918
  Interest                                                            15,377         15,115         14,504
  Other                                                                2,280          4,383          4,608
  Provision for loss on firm sales and purchase commitments            3,395          8,439             --
  Provision for impairment on long-lived assets                           --          4,126             --
                                                                   ---------      ---------      ---------
                                                                     306,905        287,215        269,309
                                                                   ---------      ---------      ---------
Loss from continuing operations before businesses disposed of, provision for income taxes and extraordinary gain
                                                                     (10,655)       (27,560)        (7,553)

Businesses disposed of:
  Revenues                                                                --          7,461         14,184
  Operating costs, expenses and interest                                  --          9,419         17,085
                                                                   ---------      ---------      ---------
                                                                          --         (1,958)        (2,901)

  Gain (loss) on disposal of businesses                                   --         (1,971)        12,993
                                                                   ---------      ---------      ---------
                                                                          --         (3,929)        10,092
                                                                   ---------      ---------      ---------
Income (loss) from continuing operations before provision
  for income taxes and extraordinary gain                            (10,655)       (31,489)         2,539

Provision for income taxes                                              (135)          (157)          (100)
                                                                   ---------      ---------      ---------
Income (loss) from continuing operations before
  extraordinary gain                                                 (10,790)       (31,646)         2,439

Net loss from discontinued operations (Note 4)                        (3,101)       (18,121)        (4,359)
Extraordinary gain (Note 8 (B))                                       20,086             --             --
                                                                   ---------      ---------      ---------
Net income (loss)                                                      6,195        (49,767)        (1,920)

Preferred stock dividend requirements                                  2,771          3,228          3,229
                                                                   ---------      ---------      ---------
Net income (loss) applicable to common stock                       $   3,424      $ (52,995)     $  (5,149)
                                                                   =========      =========      =========

Income (loss) per common share -- basic and diluted:
  Loss from continuing operations before extraordinary
    gain                                                           $   (1.14)     $   (2.95)     $    (.07)
  Net loss from discontinued operations                                 (.26)         (1.53)          (.35)
  Extraordinary gain                                                    1.69             --             --
                                                                   ---------      ---------      ---------
  Net income (loss)                                                $     .29      $   (4.48)     $    (.42)
                                                                   =========      =========      =========

See accompanying notes.

                              LSB Industries, Inc.

            Consolidated Statements of Stockholders' Equity (Deficit)


                                   COMMON STOCK       NON-                  ACCUMULATED
                                  ---------------  REDEEMABLE  CAPITAL IN      OTHER                    TREASURY  TREASURY
                                            PAR    PREFERRED   EXCESS OF   COMPREHENSIVE   ACCUMULATED   STOCK--   STOCK--
                                  SHARES   VALUE     STOCK     PAR VALUE        LOSS         DEFICIT     COMMON   PREFERRED  TOTAL
                                  ------   -----   ----------  ---------   -------------   -----------  --------  ---------  -----
                                                                            (In Thousands)
Balance at December 31, 1997      15,042  $  1,504  $ 48,000   $ 38,257      $ (1,003)      $(29,773)   $(12,289)   $(200) $ 44,496
Net loss                              --        --        --         --            --         (1,920)         --       --    (1,920)
Foreign currency translation
  adjustment                          --        --        --         --          (556)            --          --       --      (556)
                                                                                                                           --------
Total comprehensive loss                                                                                                     (2,476)

Conversion of 76.5 shares of
  redeemable preferred stock to        3        --        --          7            --             --          --       --         7
  common stock
Exercise of stock options:
  Cash received                       64         7        --         65            --             --          --       --        72
Dividends declared:
  Series B 12% preferred stock
    ($12.00 per share)                --        --        --         --            --           (240)         --       --      (240)
  Redeemable preferred stock
    ($10.00 per share)                --        --        --         --            --            (16)         --       --       (16)
  Common stock ($.02 per share)       --        --        --         --            --           (244)         --       --      (244)
  Series 2 preferred stock            --        --        --         --            --         (2,973)         --       --    (2,973)
    ($3.25 per share)
Purchase of treasury stock            --        --        --         --            --             --      (3,567)      --    (3,567)
                                  ------  --------  --------   --------      --------       --------    --------    -----  --------
Balance at December 31, 1998      15,109     1,511    48,000     38,329        (1,559)       (35,166)    (15,856)    (200)   35,059

Net loss                              --        --        --         --            --        (49,767)         --       --   (49,767)
Foreign currency translation
  adjustment                          --        --        --         --         1,559             --          --       --     1,559
                                                                                                                           --------
Total comprehensive loss                                                                                                    (48,208)

Expiration of variable employee
  stock option without exercise       --        --        --        948            --             --          --       --       948
Dividends declared:
  Series B 12% preferred stock
    ($12.00 per share)                --        --        --         --            --           (240)         --       --      (240)
  Redeemable preferred stock
    ($10.00 per share)                --        --        --         --            --            (16)         --       --       (16)
  Series 2 preferred stock            --        --        --         --            --         (1,486)         --       --    (1,486)
    ($1.63 per share)
Purchase of treasury stock            --        --        --         --            --             --        (230)      --      (230)
                                  ------  --------  --------   --------      --------       --------    --------    -----  --------
Balance at December 31, 1999      15,109     1,511    48,000     39,277            --        (86,675)    (16,086)    (200)  (14,173)

(Continued on following page)

                              LSB Industries, Inc.

                                   COMMON STOCK       NON-                 ACCUMULATED
                                  ---------------   REDEEMABLE  CAPITAL IN     OTHER                    TREASURY  TREASURY
                                             PAR    PREFERRED   EXCESS OF  COMPREHENSIVE   ACCUMULATED   STOCK--   STOCK--
                                  SHARES    VALUE     STOCK     PAR VALUE       LOSS         DEFICIT     COMMON   PREFERRED   TOTAL
                                  ------    -----   ----------  ---------  -------------   -----------  --------  ---------   -----
                                                                          (In Thousands)
Net income                            --        --         --       --          --            6,195          --        --     6,195

Repurchase of 278,700 shares of
  non-redeemable preferred stock      --              (13,935)  12,290          --               --          --        --    (1,645)
Conversion of 12,750 shares of
  non-redeemable preferred
  stock to common stock               55         5       (638)     633          --               --          --        --        --
Grant of 185,000 stock options
  to a former employee                --        --         --      137          --               --          --        --       137
Remeasurement of 30,000 stock
  options with employer loan          --        --         --       39          --               --          --        --        39
  feature
Exchange of 4,000 shares of
  common stock held in treasury
  for Board of Directors fee          --        --         --       --          --               --           5        --         5
                                  ------  --------   --------  -------      ------         --------    --------   -------  --------
Balance at December 31, 2000      15,164  $  1,516   $ 33,427  $52,376      $   --         $(80,480)   $(16,081)  $  (200) $ (9,442)
                                  ======  ========   ========  =======      ======         ========    ========   =======  ========

See accompanying notes.

                              LSB Industries, Inc.

                      Consolidated Statements of Cash Flows


                                                                           YEAR ENDED DECEMBER 31,
                                                                   --------------------------------------
                                                                     2000           1999           1998
                                                                   --------       --------       --------
                                                                               (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                  $  6,195       $(49,767)      $ (1,920)
Adjustments to reconcile net income (loss) to net cash
  provided (used) by continuing operating activities:
    Net loss from discontinued operations                             3,101         18,121          4,359
    Loss (gain) on businesses disposed of                                --          1,971        (12,993)
    Extraordinary gain on extinguishment of debt                    (20,086)            --              -
    Inventory write-down and provision for loss on firm
      sales and purchase commitments, net of amount
      realized                                                          389          8,175              -
    Provision for impairment on long-lived assets                        --          4,126              -
    Depreciation of property, plant and equipment                     9,213          9,749         10,419
    Amortization                                                      1,341          1,642          1,549
    Provision for losses:
      Trade accounts receivable                                       1,974            812            971
      Inventory                                                          --            695            212
      Notes receivable                                                   --            265          1,345
      Loan guarantee                                                     --             --          1,662
      Recapture of prior period provisions for loss on
        advances and loans receivable secured by real
        estate                                                       (1,576)          (572)        (1,081)
      Other                                                             176            321           (879)
    Cash provided (used) by changes in assets and liabilities
      (net of effects of discontinued operations):
        Trade accounts receivable                                    (5,758)        (1,431)          (899)
        Inventories                                                  (2,172)         3,934          1,331
        Supplies and prepaid items                                   (2,415)          (179)          (829)
        Accounts payable                                              8,249         (1,056)        (3,409)
        Accrued liabilities                                           7,919          2,812           (294)
        Other noncurrent liabilities                                  1,407             --              -
                                                                   --------       --------       --------
Net cash provided (used) by continuing operating
  activities                                                          7,957           (382)          (456)


(Continued on following page)

                              LSB Industries, Inc.

                                                                    YEAR ENDED DECEMBER 31,
                                                             --------------------------------------
                                                               2000           1999           1998
                                                             --------       --------       --------
                                                                         (In Thousands)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                         $ (7,736)      $ (7,645)      $ (9,032)
Principal payments received on loans receivable                    --          1,052            427
Proceeds from the sales of equipment and real estate
  properties                                                       76          1,174          1,791
Proceeds from the sale of businesses disposed of                   --          9,981         29,266
Other assets                                                    3,137           (760)        (2,088)
                                                             --------       --------       --------
Net cash provided (used) by investing activities               (4,523)         3,802         20,364

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term and other debt                           (5,152)        (6,144)       (18,274)
Long-term and other borrowings, net of origination fees         5,666          2,850            617
Acquisition of 10 3/4% Senior Notes                            (8,712)            --              -
Net change in revolving debt facilities                         7,003          6,554          6,586
Net change in drafts payable                                     (136)          (273)            21
Dividends paid:
  Preferred stocks                                                 --         (1,742)        (3,229)
  Common stock                                                     --             --           (244)
Purchases of preferred and treasury stock                      (1,645)          (230)        (3,567)
Net proceeds from issuance of common stock                         --             --             72
                                                             --------       --------       --------
Net cash provided (used) by financing activities               (2,976)         1,015        (18,018)

Net cash used in discontinued operations                         (525)        (2,764)        (4,784)
                                                             --------       --------       --------
Net increase (decrease) in cash and cash equivalents              (67)         1,671         (2,894)

Cash and cash equivalents at beginning of year                  3,130          1,459          4,353
                                                             --------       --------       --------
Cash and cash equivalents at end of year                     $  3,063       $  3,130       $  1,459
                                                             ========       ========       ========

See accompanying notes.

                              LSB Industries, Inc.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


1. BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of LSB Industries, Inc. (the "Company") and its subsidiaries. The Company is a diversified holding company which is engaged, through its subsidiaries, in the manufacture and sale of chemical products (the "Chemical Business"), the manufacture and sale of a broad range of air handling and heat pump products (the "Climate Control Business"), and the purchase and sale of machine tools (the "Industrial Products Business"). See Note 17 -- Segment Information. In May 2000, the Company sold its Automotive Products Division (See Note 4 -- Discontinued Operations). The Company's consolidated financial statements and notes reflect the Automotive Products Division as a discontinued operation for all periods presented.

All material intercompany accounts and transactions have been eliminated. Certain reclassifications have been made in the consolidated financial statements for the years ended December 31, 1999 and 1998 to conform to the consolidated financial statement presentation for the year ended December 31, 2000.

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

INVENTORIES

Purchased machinery and equipment are carried at specific cost plus duty, freight and other charges, not in excess of net realizable value. All other inventory is priced at the lower of cost or market, with cost being determined using the first-in, first-out (FIFO) basis, except for certain heat pump products with a value of $7,798,000 at December 31, 2000 ($8,351,000 at December 31, 1999), which are priced at the lower of cost or market, with cost being determined using the last-in, first-out (LIFO) basis. The difference between the LIFO basis and current cost was $682,000 and $822,000 at December 31, 2000 and 1999, respectively.

                              LSB Industries, Inc.

2. ACCOUNTING POLICIES (CONTINUED)

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are carried at cost. For financial reporting purposes, depreciation, depletion and amortization are primarily computed using the straight-line method over the estimated useful lives of the assets ranging from 3 to 30 years. Property, plant and equipment leases which are deemed to be installment purchase obligations have been capitalized and included in property, plant and equipment. Maintenance, repairs and minor renewals are charged to operations while major renewals and improvements are capitalized.

EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED

The excess of purchase price over net assets acquired, which is included in other assets in the accompanying balance sheets, was $2,111,000 and $2,502,000, net of accumulated amortization, of $ 4,816,000 and $4,424,000 at December 31, 2000 and 1999, respectively, and is amortized by the straight-line method over periods of 15 to 19 years.

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

For the year ended December 31, 1999, the Company recognized impairment totaling $4.1 million (none in 2000) associated with two chemical plants which are to be sold or dismantled. The 1999 provision for impairment represented the difference between the net carrying cost and the estimated salvage value for the non-operating plant to be dismantled and the difference between the net carrying cost and the estimated selling price less cost to dispose for the plant to be sold. The Company has made estimates of the future cash flows related to its Chemical Business in order to determine recoverability of the Company's remaining cost. Based on these estimates, no additional impairment was indicated at December 31, 2000; however, it is reasonably possible that the Company may recognize additional impairments in this business in the near term if the Company experiences continued or further deterioration of the chemical business.

                              LSB Industries, Inc.

2. ACCOUNTING POLICIES (CONTINUED)

DEBT ISSUANCE COST

Debt issuance costs are amortized over the term of the associated debt instrument using the straight-line method. Such costs, which are included in other assets in the accompanying balance sheets, were $2,173,000 and $3,481,000, net of accumulated amortization, of $1,104,000 and $1,770,000 as of December 31, 2000 and 1999, respectively.

REVENUE RECOGNITION

The Company recognizes revenue at the time title of the goods transfers to the buyer and there remains no significant future performance obligations by the Company.

SHIPPING AND HANDLING COSTS

The Company records its shipping and handling costs in the Chemical Business in net sales, the Industrial Products Business records shipping and handling costs in cost of goods sold and the Climate Control Business records shipping and handling costs in selling, general and administrative expense. For the years ended December 31, 2000, 1999 and 1998 the shipping and handling costs of the Chemical Business amounted to $9,689,000, $6,042,000 and $6,213,000, respectively while the costs in the Climate Control Business amounted to $5,135,000, $4,960,000 and $4,748,000, respectively.

RESEARCH AND DEVELOPMENT COSTS

Costs incurred in connection with product research and development are expensed as incurred. Such costs amounted to $391,000 in 2000, $713,000 in 1999 and $377,000 in 1998.

ADVERTISING COSTS

Costs incurred in connection with advertising and promotion of the Company's products are expensed as incurred. Such costs amounted to $1,543,000 in 2000, $2,097,000 in 1999 and $1,575,000 in 1998.

HEDGING

In June 1998, the Financial Accounting Standards Board issued Statement No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." The Company will adopt this new Statement effective January 1, 2001. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that do not qualify or are not designated as hedges must be adjusted to fair value through operations. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either

                              LSB Industries, Inc.

2. ACCOUNTING POLICIES (CONTINUED)

be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

In 1997, the Company entered into an interest rate forward agreement to effectively fix the interest rate on a long-term lease commitment (not for trading purposes). In 1999, the Company executed the long-term lease agreement and terminated the forward at a net cost of $2.8 million. The Company has historically accounted for this hedge under the deferral method (as an adjustment of the initial term lease rentals). At December 31, 2000 and 1999, the remaining deferred loss included in other assets approximated $2.4 million and $2.7 million, respectively. The deferred cost recognized in operations amounted to $290,000 in 2000 ($169,000 in 1999 and none in 1998). Upon adoption of SFAS 133 on January 1, 2001, the deferred loss will be reclassified into accumulated other comprehensive income and be amortized to operations over the term of the lease arrangement. The Company also periodically enters into exchange-traded futures contracts for copper and aluminum (as such products are used in the Company's Climate Control Business), which contracts presently are and will continue to be accounted for on a mark to market basis. As of December 31, 2000, the Company had 20 such contracts outstanding (which expire December
2001), whose fair value was not material. The adoption of SFAS 133 is not expected to have any other material impact as of January 1, 2001, on the Company's consolidated financial statements.

INCOME (LOSS) PER SHARE

Net income (loss) applicable to common stock is computed by adjusting net income
(loss) by the amount of preferred stock dividends. Basic income (loss) per common share is based upon net income (loss) applicable to common stock and the weighted average number of common shares outstanding during each period. Diluted income per share, if applicable, is based on the weighted average number of common shares and dilutive common equivalent shares outstanding, if any, and the assumed conversion of dilutive convertible securities outstanding, if any. All potentially dilutive securities were antidilutive for all periods presented. See
Note 10 -- Redeemable Preferred Stock, Note 11 -- Stockholders' Equity, and Note 12 -- Non-redeemable Preferred Stock for a full description of securities which may have a dilutive effect in future periods.

Average common shares outstanding used in computing loss per share are as follows:

                                            2000          1999           1998
                                         ----------    ----------     ----------
        Basic and diluted                11,871,211    11,838,271     12,372,770

                              LSB Industries, Inc.

2. ACCOUNTING POLICIES (CONTINUED)

STATEMENTS OF CASH FLOWS

For purposes of reporting cash flows, cash and cash equivalents include cash, overnight funds and interest bearing deposits with maturities when purchased by the Company of 90 days or less.

Under the Company's Revolving Credit Facility (Note 8 -- Long-Term Debt) cash received by the Company on collection of trade accounts receivable is deposited in cash collection accounts. Cash in the collection accounts is applied against the outstanding balance under the Company's revolving credit agreement within 1-2 business days following receipt. The cash balance held in the collection accounts at December 31, 2000 and 1999 aggregated $2.7 million and $2.5 million, respectively.

Supplemental cash flow information includes:

                                                                 2000          1999           1998
                                                               --------      --------       --------
                                                                          (In Thousands)
Cash payments for:
  Interest on long-term debt and other                         $ 15,435      $ 16,114       $ 15,511
  Income taxes, net of refunds                                      136           (36)            65

Noncash financing and investing activities--
  Long-term debt issued for property, plant and equipment            81         3,327            523

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

As of December 31, 2000 the Company, exclusive of ClimaChem, had no borrowing availability under their existing revolver and ClimaChem had $3.7 million. The effective interest rate was 11.0%.

                              LSB Industries, Inc.

3.  LIQUIDITY AND MANAGEMENT'S PLAN (CONTINUED)

As of December 31, 2000, the Company and certain of its subsidiaries, including ClimaChem, were parties to a working capital line of credit evidenced by two separate loan agreements ("Agreements") with a lender. The term of the Agreements, as amended, was through December 31, 2000, and was automatically being renewed thereafter for successive terms of one month each. Borrowings under the Agreements outstanding at December 31, 2000 were $34.5 million. In April, 2001, the Company replaced its existing Revolving Credit Facility ("Revolver") for ClimaChem and its subsidiaries with a new lender. See Note 8:
Long-term Debt. For LSB's subsidiaries which are not subsidiaries of ClimaChem, in April 2001, the Company executed the third amended and restated revolving credit agreement with Bank America Business Credit (the "BABC Agreement") to provide financing for LSB and its subsidiaries which are not subsidiaries of ClimaChem. The BABC Agreement provides a revolving line of credit of up to $2.5 million through April 2002. The BABC Agreement is secured by the receivables inventory and intangibles of the LSB subsidiaries which are not subsidiaries of ClimaChem.

As of December 31, 2000, the Company had a working capital deficit of approximately $9.4 million and long-term debt due after one year of approximately $93.9 million on a consolidated basis. The Company and its subsidiaries which are not subsidiaries of ClimaChem had a working capital deficit of approximately $6.0 million and long-term debt due after one year of approximately $27.9 million including the amount owed to ClimaChem.

As of April 16, 2001 the Company, exclusive of ClimaChem, and ClimaChem had a borrowing availability under the BABC Facility of $.1 million and ClimaChem had borrowing availability under the Foothill Facility of $4.5 million. The effective interest rates under the BABC Facility and the Foothill Facility were 10.5% and 10%, respectively. Borrowings under the Foothill Facility outstanding at April 16, 2001, were $41.5 million. The annual interest on the outstanding debt under the Foothill and BABC Facilities at April 16, 2001, at the rates then in effect would approximate $4.4 million annually.

In addition to the credit facilities discussed above, as of December 31, 2000, ClimaChem's wholly owned subsidiary, DSN Corporation ("DSN"), is a party to three loan agreements with a financial company (the "Financing Company") for three projects. At December 31, 2000, DSN had outstanding borrowings of $5.2 million under these loans. The loans have monthly repayment schedules of principal and interest through maturity in 2002. The interest rate on each of the loans is fixed and range from 8.2% to 8.9%. Annual interest, for the three notes as a whole, at December 31, 2000, would approximate $.5 million. The loans are secured by the various DSN property and equipment. The loan agreements require the Company to maintain certain financial ratios, including tangible net worth requirements. In October 2000, DSN obtained a waiver from the Financing Company of the financial covenants through December 2001.

                              LSB Industries, Inc.

3.  LIQUIDITY AND MANAGEMENT'S PLAN (CONTINUED)

As discussed in Note 8 of Notes to Consolidated Financial Statements, ClimaChem is restricted as to the funds that it may transfer to the Company under the terms contained in an Indenture ("Indenture") covering the Senior Unsecured Notes issued by ClimaChem and the Foothill Facility. No amounts were paid to the Company by ClimaChem under the Tax Sharing Agreement, nor under the Management Agreement during 1999. For the year ended December 31, 2000, ClimaChem was required to pay the Company $1.8 million under the Management Agreement inasmuch as earnings before interest, income taxes, depreciation and amortization ("EBITDA") exceeded $26 million for the period ($1.4 million has been paid as of December 31, 2000). In addition, ClimaChem recorded a provision for income taxes relating to the extraordinary gain on the repurchase of Senior Unsecured Notes for the year ended December 31, 2000 of $.3 million, $.1 million of which is payable to the Company under the terms of the Tax Sharing Agreement. As of December 31, 2000 $.8 million had been paid to the Company, $.7 million of which will be repaid to ClimaChem in 2001. The Company believes its EBITDA and pre-tax income will be sufficient in 2001 for the management fee and income taxes to be paid by ClimaChem to the Company, however, there are no assurances that amounts will be earned during 2001. Due to these limitations, the Company and its non-ClimaChem subsidiaries have limited resources to satisfy their obligations.

Due to the Company's and ClimaChem operating losses for the years of 1998, 1999 and 2000, and the limited borrowing ability under the Agreements, the Company discontinued payment of cash dividends on its Common Stock for periods subsequent of January 1, 1999, until the Board of Directors determines otherwise. As of the date of this report the Company has not paid the regular quarterly dividend of $.8125 on its outstanding $3.25 Convertible Exchangeable Class C Preferred Stock Series 2 ("Series 2 Preferred") since June 15, 1999, totaling approximately $3.5 million. During 2000, the Company purchased 278,700 shares of the Series 2 Preferred for approximately $1.6 million. In addition, the Company did not pay the January 1, 2000 and 2001 regular dividend on the Series B Preferred totaling $480,000. The Company does not anticipate having funds available to pay dividends on its stock for the foreseeable future. See discussion in Note 12 of Notes to Consolidated Financial Statements.

During the year ended December 31, 2000, the Company repurchased approximately $29.7 million of the Senior Unsecured Notes and recognized a gain of approximately $20.1 million. This reduction in outstanding indebtedness will reduce interest expense by $2.0 million annually.

The Company has planned capital expenditures of approximately $5 million, primarily in the Chemical and Climate Control Businesses, but such capital expenditures are dependent upon obtaining acceptable financing. The Company expects to delay these expenditures as necessary based on the availability of adequate working capital and the availability of financing. The Company obtained a fourteen (14) month extension of the compliance dates under its wastewater

                              LSB Industries, Inc.

3.  LIQUIDITY AND MANAGEMENT'S PLAN (CONTINUED)

management project and in the implementation dates of such project. Because the Company has not completed its evaluation of engineering alternatives, the Company has not yet provided to the state of Arkansas its final design plans under the new extended deadlines. The consent order provides for an October 1, 2001 deadline for submission of final design plans and will be preceded by the agency's issuance of a revised permit. The revised permit will include the discharge limits that will apply to the wastewater treatment project. To date, the state has deferred issuance of the revised permit. The Company continues to regularly advise the state of the projects engineering status and financing status. Construction of the wastewater treatment project. There are no assurances that the Company will be able to obtain the required financing. Failure to construct the wastewater treatment project could have a material adverse long-term effect on the Company.

Effective January 1, 2001, a subsidiary of the Company purchased the real estate and personal property associated with an ammonia and fertilizer plant located in Pryor, Oklahoma ("Pryor Plant"). The purchase price of the Pryor Plant was immaterial. The Pryor Plant has not been in operation for two (2) years. The Company has not determined whether the Pryor Plant will be put in operation in the future, be held for sale or dismantled and used for spare parts.

The Company's plan for 2001 identifies specific non-core assets (real estate, oil and gas properties, spare parts, etc.) which the Company is working to realize to provide additional working capital to the Company. The Company also continues to evaluate alternatives for realizing its net investment in the Industrial Products Business.

The Company has a letter of intent to sell its explosive business distribution outlets and a long-term supply agreement with a third party which the Company currently expects to close in May 2001. Under the terms of the letter of intent, the Chemical Business would sell its wholesale and retail explosive distribution business (excluding accounts receivable) for $3.5 million plus any additional amount for inventories and enter into an ammonium nitrate tolling agreement with the third party. The buyer has prepaid to the Chemical Business $2 million of the $3.5 million, which amount has been received by the Chemical Business. If the transaction does not close by May 31, 2001, the $2 million prepayment will be applied towards the purchase of ammonium nitrate products by the third party from the Chemical Business. However if the transaction has not closed by May 31, 2001 and the third party reasonably, determines that the Chemical Business is unable to make deliveries of the ammonium nitrate products beginning June 2001 and thereafter, the Chemical Business shall return the prepayment. If these transactions are executed, they are expected to have the effect of providing working capital from the proceeds of the sale of approximately $3.5 million, reduce outstanding accounts receivable and inventory, as well as provide a more constant and predictable operating margin in the Company's explosives business.

In April 2001, the Company entered into a contract with a third party to sell land adjacent to the Crystal City Plant for $4.5 million, before selling and closing expenses. The buyer has 65 days to complete due diligence. Should this transaction close, up to $2 million of the proceeds will be available to LSB and its subsidiaries which are not subsidiaries of ClimaChem with the remainder to be applied against the outstanding balance on the Foothill Facility revolver.

The Company is negotiating to sell the building in which one of its subsidiaries builds water-source heat pumps for approximately $8.1 million, of which the Company is to receive approximately $2.2 million in cash, an unsecured promissory note ("Note") for $1.6 million, plus $4.3 million, to be used to pay off the currently existing mortgage on the building. As part of this transaction, the lease held by the Company's subsidiary on the building is to be extended from February 2003 to November 2007 and the Company's subsidiary's option to buy the building is to be similarly extended. The option price to purchase the building, when exercised, is to be based on the amount of the mortgage on the building outstanding at the time the option is exercised plus an amount up to $200,000 less the then outstanding amount due on the Note. The closing of this transaction is subject to certain conditions.

During 2001, the Company's Chemical Business has experienced a significant increase in the sales prices of its nitrogen-based products compared to 2000, due primarily to reduced competition in the market including a reduction in foreign imports. The Company has also seen

                              LSB Industries, Inc.

3.  LIQUIDITY AND MANAGEMENT'S PLAN (CONTINUED)

a reduction in its raw material costs of its Chemical Business from the later part of 2000 and early 2001, which are expected to result in improved margins in that business. The Company's Climate Control Business has continued to experience strong demand and steady increases in margins, contributing to a return to profitability for the Company in March 2001.

        With these improved business economics, the completion of the Foothill Facility in April 2001, and the lack of other unforeseen adverse events, management of the Company expects to see significant improvements in operating results for the Company in 2001 from 2000 and believes the Company will have adequate resources to meet its obligations as they come due; however, this expectation may change in the near term.

The Company's plan for 2001 involves a number of initiatives and assumptions which management believes to be reasonable and achievable; however, should the Company not be able to execute this plan described above, it may not have resources available to meet its obligations as they come due.

4. DISCONTINUED OPERATIONS

On April 5, 2000, the Board of Directors approved a plan of disposal of the Company's Automotive Products Business ("Automotive"). The sale of Automotive was concluded on May 4, 2000, to Drive Line Technologies ("DLT"). The Company received notes for its net investment of approximately $8.7 million, and the buyer assumed substantially all of Automotive's liabilities. The operating losses associated with the discontinuation of this business segment are reflected in the net loss from discontinued operations for the years ended December 31, 1999 and 1998 in the Consolidated Statements of Operations.

The terms of the notes received in the sale call for no payments of principal for the first two years following the close. Interest will accrue at Wall Street Journal Prime plus 1.0% but will not be paid until DLT's availability under its credit agreement reaches a level of $1.0 million. Accrued interest will not be recognized until received. Due to the terms of the notes received by the Company in connection with the sale of Automotive and the possibility of non-collectibility of those notes, the Company has fully reserved the total amount of these notes.

Following the sale of Automotive, the Company remained a guarantor on certain of Automotive's indebtedness. In the fourth quarter of 2000, the Company was required to perform on certain of the equipment note guarantees and in 2001, has been required to fund its $1.0 million guaranty on DLT's revolving credit agreement. The Company has acquired certain of this debt from the original lender and in other situations, negotiated revised terms. The Company has recognized its obligations under the guaranties as of December 31, 2000 in the amount of $4.3 million in the accompanying consolidated balance sheet ($3.2 million of which is due within one year and $1.1 million of which is due after one year). The Company has also recognized a loss in the 2000 statement of operations in the amount of $2.6 million which represents the Company's estimate

                              LSB Industries, Inc.

4.  DISCONTINUED OPERATIONS (CONTINUED)

of ultimate loss, net of the collateral value of approximately $1.7 million, associated with guaranteed indebtedness of Automotive. This loss, and that associated with the final adjustment for 2000 operations from the amount accrued as of December 31, 1999, has been included in the 2000 net loss from discontinued operations (see Note 13 - Commitments and Contingencies).

Operating results of the discontinued operations for the year ended December 31:

                                                 1999          1998
                                              ---------      --------
                                                  (In Thousands)
Revenues                                      $ 33,405       $ 39,995

Cost of sales                                   28,915         31,379
Selling, general and administrative             10,168         10,586
Interest                                         2,449          2,389
                                              --------       --------
Loss from discontinued operations before
   loss on disposal                             (8,127)        (4,359)
Loss on disposal                                (9,994)             -
                                              --------       --------
Loss from discontinued operations             $(18,121)      $ (4,359)
                                              ========       ========

Revenues of Automotive of $10.3 million through May 4, 2000 have been excluded from revenues in the accompanying consolidated statement of operations for the year ended December 31, 2000.

5. BUSINESSES DISPOSED OF

On August 2, 1999, the Company sold substantially all the assets of its wholly owned subsidiary, Total Energy Systems Limited and its subsidiaries ("TES"), of the Chemical Business. Pursuant to the sale agreement, TES retained certain of its liabilities which were liquidated from the proceeds of the sale and the collection of its accounts receivables which were retained. In connection with the closing in August 1999, the Company received approximately $3.6 million in net proceeds from the assets sold, after paying off $6.4 million bank debt and the purchaser assuming approximately $1.1 million of debt related to certain capitalized lease obligations. The loss associated with the disposition included in the accompanying consolidated statements of operations for the year ended December 31, 1999 was $2.0 million.

In March 1998, a subsidiary of the Company closed the sale of an office building and realized proceeds of approximately $29.3 million from the sale, net of transaction costs. Proceeds from

                              LSB Industries, Inc.

the sale were used to retire the outstanding indebtedness. The Company recognized a gain on the sale of this property of approximately $13 million in 1998.

6. INVENTORIES

Inventories at December 31, 2000 and 1999 consist of:

                                            FINISHED
                                         (OR PURCHASED)      WORK-IN-            RAW
                                             GOODS           PROCESS          MATERIALS          TOTAL
                                         --------------      --------         ---------          -----
                                                                 (In Thousands)
2000:
  Chemical products                          $10,680          $    --          $ 2,667          $13,347
  Climate Control products                     5,691            2,962            7,020           15,673
  Machinery and industrial supplies            4,228               --               --            4,228
                                             -------          -------          -------          -------
                                              20,599            2,962            9,687           33,248
Less amount not expected to be
realized within one year                       1,609               --               --            1,609
                                             -------          -------          -------          -------
                                             $18,989          $ 2,962          $ 9,687          $31,639
                                             =======          =======          =======          =======

1999 Total                                   $16,579          $ 5,503          $ 8,994          $31,076
Less amount not expected to be
   realized within one year                      596               --               --              596
                                             -------          -------          -------          -------
                                             $15,983          $ 5,503          $ 8,994          $30,480
                                             =======          =======          =======          =======

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, consists of:

                                                                         DECEMBER 31,
                                                                      2000          1999
                                                                    --------      --------
                                                                          (In Thousands)
Land and improvements                                               $  3,546      $  2,981
Buildings and improvements                                            19,295        18,665
Machinery, equipment and automotive                                  132,592       130,748
Furniture, fixtures and store equipment                                8,632         7,819
Producing oil and gas properties                                       2,391         2,560
                                                                    --------      --------
                                                                     166,456       162,773
Less accumulated depreciation, depletion and amortization             85,572        78,959
                                                                    --------      --------
                                                                    $ 80,884      $ 83,814
                                                                    ========      ========

8. LONG-TERM DEBT

Long-term debt consists of the following:


                                                                       DECEMBER 31,
                                                                2000                1999
                                                              --------            --------
                                                                     (In Thousands)
Secured revolving credit facility with interest
  at a base rate plus a specified percentage
  (11% aggregate rate at December 31, 2000)(A)                $ 34,466            $ 27,462
10-3/4% Senior Notes due 2007(B)                                75,335             105,000
Secured loan with interest payable monthly(C)                    4,463               7,128
Other, with interest at rates of 6% to 12.76%,
  most of which is secured by machinery, equipment
   and real estate(D)                                           21,741              18,482
                                                              --------            --------
                                                               136,005             158,072
Less current portion of long-term debt                          42,101              33,359
                                                              --------            --------
Long-term debt due after one year                             $ 93,904            $124,713
                                                              ========            ========

(A) In December 1994, the Company, certain subsidiaries of the Company and a bank entered into a series of six asset-based revolving credit facilities which provided for an initial term of three years. The agreement has been amended at various dates since 1994 with the latest being executed on October 10, 2000. The amended agreement provided for a $50 million revolving credit facility (the "Revolving Credit Facility") with separate loan agreements, for ClimaChem and its subsidiaries and the Company and its subsidiaries excluding ClimaChem and its subsidiaries. In April 2001, the Company replaced the Revolving Credit Facility for ClimaChem and its subsidiaries with a new facility described below. For LSB and its subsidiaries, which are not subsidiaries of ClimaChem, the Company executed the third and restated revolving credit agreement with Bank America Business Credit (the "BABC Agreement") in April 2001. The BABC Agreement provides a revolving line of credit of up to $2.5 million through April 1, 2002 and is secured by the receivables, inventory and intangibles of the LSB subsidiaries which are not subsidiaries of ClimaChem. The BABC Agreement requires monthly payments of interest which accrue based on the BABC's prime rate plus the applicable margin (2.5% in April 2000) for an effective rate of 10.5% as of the date of closing. Effective July 1, 2001, the applicable margin increases .50% and increases .50% monthly thereafter until the agreement is terminated. The agreement may be terminated by the Company with proper notice without premium or penalty.

                              LSB Industries, Inc.

        In April 2001, ClimaChem and its subsidiaries, ("the borrowers"), entered into a new $50 million credit facility with Foothill Capital Corporation (the "Foothill Facility"). The Foothill Facility provides for advances based on specified percentages of eligible

8. LONG-TERM DEBT (CONTINUED)

        accounts receivable and inventory of ClimaChem and its subsidiaries and accrues interest at a base rate (generally equivalent to the prime rate) plus 2% or the LIBOR rate plus 4.5%. Interest is due monthly. The facility provides for up to $8.5 million of letters of credit; All letters of credit outstanding reduce availability under the facility. Under the Foothill Facility, the lender also requires the borrowers to pay a letter of credit fee equal to 2.75% per annum of the undrawn amount of all outstanding letters of credit, an unused line fee equal to .5% per annum for the excess amount available under the facility not drawn and various other audit, appraisal and valuation charges. The Foothill Facility matures in April 2005 and is secured by receivables, inventory and intangibles of ClimaChem and its subsidiaries and certain assets of non-ClimaChem entities. LSB, each of ClimaChem's subsidiaries and the two LSB subsidiaries which acquired Chemical Plants during 2000 (Note 17) are guarantors of the indebtedness. LSB and one of its wholly-owned subsidiaries which is not a subsidiary of ClimaChem has also pledged the capital stock of ClimaChem as additional collateral on the Foothill Facility. A prepayment penalty equal to 4% of the facility is due to the lender should the borrowers elect to prepay the facility prior to the first anniversary date. This penalty is reduced 1% per year through maturity. The Foothill Facility requires ClimaChem to meet certain financial covenants on a monthly, quarterly, and/or annual basis, including a fixed charge coverage ratio, minimum EBITDA (earnings before interest, taxes, depreciation and amortization) of ClimaChem and ClimaChem's Climate Control Business and limits capital expenditures. The Foothill Facility requires the borrowers to have varying minimum amounts of availability under the revolver, which amounts generally increase prior to interest payment due dates of the Senior Notes discussed in (B) below. The Foothill Facility also contains covenants that, among other things, limit the borrowers ability to: (i) incur additional indebtedness, (ii) incur liens, (iii) make restricted payments or loans to affiliates who are not borrowers, or (iv) engage in mergers, consolidations or other forms of recapitalization, (v) dispose of assets, and (vi) repurchase ClimaChem's 10-3/4% Senior Notes. It also requires all collections on accounts be made through an account in the name of the lender or their agent and gives the lender the sole discretion to determine whether there has been any material adverse change; as defined, in the financial condition of the borrowers or LSB Industries, Inc., as guarantor, prior to granting additional advances. The Foothill Facility requires the borrowers to use their best efforts to assist Foothill Capital Corporation with the syndication of no less than 40% and no more than 50% of the total facility commitment. In connection therewith, the borrowers have agreed that Foothill Capital Corporation or agent shall have the right after consultation with the borrowers' agent to alter certain terms and conditions as may be necessary, to insure a successful syndication of the total facility commitment. The lender may, upon an event of default as defined, terminate the Foothill Facility and make the balance outstanding due and payable in full.

(B) On November 26, 1997, ClimaChem completed the sale of $105 million principal amount of 10-3/4% Senior Notes due 2007 (the "Notes"). The Notes bear interest at an annual rate of 10-3/4% payable semiannually in arrears on June 1 and December 1 of each year. The Notes are senior unsecured obligations of ClimaChem and rank pari passu in right of payment to all existing senior unsecured indebtedness of ClimaChem and its subsidiaries. The Notes are effectively subordinated to all existing and future senior secured indebtedness of ClimaChem.

                              LSB Industries, Inc.

        The Notes were issued pursuant to an Indenture, which contains certain covenants that, among other things, limit the ability of ClimaChem and its subsidiaries to: (i) incur additional indebtedness; (ii) incur certain liens; (iii) engage in certain transactions with

8. LONG-TERM DEBT (CONTINUED)

        affiliates; (iv) make certain restricted payments; (v) agree to payment restrictions affecting subsidiaries; (vi) engage in unrelated lines of business; or (vii) engage in mergers, consolidations or the transfer of all or substantially all of the assets of ClimaChem to another person. In addition, in the event of certain asset sales, ClimaChem will be required to use the proceeds to reinvest in the Company's business, to repay certain debt or to offer to purchase Notes at 100% of the principal amount thereof, plus accrued and unpaid interest, if any, thereon, plus liquidated damages, if any, to the date of purchase.

        Under the terms of the Indenture, ClimaChem cannot transfer funds to the Company in the form of cash dividends or other distributions or advances, except for (i) the amount of taxes that ClimaChem would be required to pay if they were not consolidated with the Company, (ii) an amount not to exceed fifty percent (50%) of ClimaChem's cumulative net income from January 1, 1998 through the end of the period for which the calculation is made for the purpose of proposing a dividend payment, and
        (iii) the amount of direct and indirect costs and expenses incurred by the Company on behalf of ClimaChem pursuant to a certain services agreement and a certain management agreement to which ClimaChem and the Company are parties.

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

        During 2000, subsidiaries of the Company repurchased approximately $29.7 million of the Notes on the open market for approximately $8.7 million and recognized a gain, after writing off approximately $.9 million of loan origination costs, of approximately $20.1 million before income taxes.

        ClimaChem is a holding company with no significant assets (other than that related to the notes receivable from LSB and affiliates, specified below, and the Note's origination fees

                              LSB Industries, Inc.

        which have a net book value of $2.1 million and $3.3 million at December 31, 2000 and 1999, respectively) or operations other than its investments in its subsidiaries, and each of


8. LONG-TERM DEBT (CONTINUED)

        its subsidiaries is wholly owned, directly or indirectly. ClimaChem's payment obligations under the Notes are fully, unconditionally and joint and severally guaranteed by all of the existing subsidiaries of ClimaChem, except for El Dorado Nitrogen Company ("EDNC"). See ClimaChem's Form 10-K for ClimaChem's consolidating financial information.

        Summarized consolidated financial information of ClimaChem and its subsidiaries as of December 31, 2000 and 1999 and the results of operations for each of the three years ended December 31, 2000 is as follows:

                                                                                  DECEMBER 31,
                                                                            2000                1999
                                                                         ---------            ---------
                                                                                  (In Thousands)

        BALANCE SHEET DATA:
        Trade accounts receivable, net                                   $  45,981            $  41,934
        Inventories                                                         29,020               25,772
        Other current assets(1)                                              9,930                9,250
                                                                         ---------            ---------
                Total current assets                                        84,931               76,956

        Property, plant and equipment, net                                  72,825               75,667
        Notes and interest receivable from LSB and affiliates(2)            14,166               13,443
        Other assets, net                                                   17,245               18,012
                                                                         ---------            ---------
        Total assets                                                     $ 189,167            $ 184,078
                                                                         =========            =========

        Accounts payable and accrued liabilities                         $  47,512            $  30,103
        Current-portion of long-term debt                                   37,092               29,644
                                                                         ---------            ---------
                Total current liabilities                                   84,604               59,747

        Long-term debt                                                      89,064              112,544
        Accrued losses on firm purchase commitments and other
          non current liabilities                                            6,116                5,652
        Stockholders' equity                                                 9,383                6,135
                                                                         ---------            ---------
        Total liabilities and stockholders' equity                       $ 189,167            $ 184,078
                                                                         =========            =========

        (1) Other current assets includes receivables from LSB of $1.1 million and $2.3 million at December 31, 2000 and 1999, respectively.

                              LSB Industries, Inc.

        (2) Notes receivable from LSB and affiliates is eliminated when consolidated with the Company.

8. LONG-TERM DEBT (CONTINUED)

                                                                                 DECEMBER 31,
                                                                   2000               1999               1998
                                                                ---------          ---------          ---------
                                                                                (In Thousands)
        OPERATIONS DATA:
         Total revenues                                         $ 281,866          $ 246,955          $ 243,014
         Costs and expenses:
          Costs of sales                                          232,495            196,095            190,722
          Selling, general and administrative                      45,932             45,618             38,105
          Interest                                                 13,882             14,260             13,463
          Loss on sale and operations of
            business disposed of                                       --              3,929              2,901
          Provision for loss on firm sales and
            purchase commitments                                    3,395              8,439                 --
          Provision for impairment on long-lived assets                --              3,913                 --
                                                                ---------          ---------          ---------
                                                                  295,704            272,254            245,191
                                                                ---------          ---------          ---------
         Loss before provision (benefit) for
          income taxes and extraordinary gain
                                                                  (13,838)           (25,299)            (2,177)

         Provision (benefit) for income taxes                         235             (6,117)               392
                                                                ---------          ---------          ---------
         Loss before extraordinary gain                           (14,073)           (19,182)            (2,569)

         Extraordinary gain, net of income taxes
          of $100                                                  17,321                 --                 --
                                                                ---------          ---------          ---------
         Net income (loss)                                      $   3,248          $ (19,182)         $  (2,569)
                                                                =========          =========          =========

        During 2000, certain subsidiaries of ClimaChem repurchased approximately $25.2 million of the Senior Unsecured Notes and recognized a gain of approximately $17.3 million, net of income taxes.

(C) This agreement, as amended, between a subsidiary of the Company and an institutional lender provided for a loan, the proceeds of which were used in the construction of a nitric acid plant, in the aggregate amount of $16.5 million requiring 84 equal monthly payments of principal plus interest, with interest at a fixed rate of 8.86% through maturity in 2002. This agreement is secured by the plant, equipment and machinery, and proprietary rights associated with the plant which has an approximate carrying value of $25.3 million at December 31, 2000.

                              LSB Industries, Inc.

8. LONG-TERM DEBT (CONTINUED)

        In November 1997, the Company amended this agreement to restate the financial and restrictive covenants to be applicable to the subsidiary of the Company. This agreement, as amended, contains covenants (i) requiring maintenance of an escalating tangible net worth, (ii) restricting distributions and dividends, (iii) restricting a change of control of the subsidiary and the Company and (iv) requiring maintenance of a reducing debt to tangible net worth ratio. In October 2000, the lender waived compliance of financial covenants through December 31, 2002.

(D) Includes a $1.8 million note payable ($2.5 million at December 31, 1999), to an unconsolidated related party. The note is unsecured, bears interest at 10.75% per annum payable monthly, and requires repayment of $.3 million in 2001 and $1.5 million in 2002.

Maturities of long-term debt for each of the five years after December 31, 2000 are: 2001--$42,101; 2002--$5,199; 2003--$3,345; 2004--$1,687; 2005--$1,008 and
thereafter--$82,665.

9. INCOME TAXES

The provision for income taxes attributable to continuing operations before extraordinary gain consists of the following for the year ended December 31:


                          2000         1999         1998
                          --           --           ----
                                 (In Thousands)
        Current:
          Federal         $ --         $ --         $ 77
          State            135          157           23
                          ----         ----         ----
                          $135         $157         $100
                          ====         ====         ====

                              LSB Industries, Inc.

9. INCOME TAXES (CONTINUED)

The tax effects of each type of temporary difference and carry forward that are used in computing deferred tax assets and liabilities and the valuation allowance related to deferred tax assets at December 31, 2000 and 1999 are as follows:


                                                                           2000           1999
                                                                         -------         -------
                                                                              (In Thousands)
DEFERRED TAX ASSETS
Amounts not deductible for tax purposes:
  Allowance for doubtful accounts                                        $ 1,802         $ 3,996
  Asset impairment                                                         6,363           5,507
  Accrued liabilities                                                      3,789           4,229
  Other                                                                    1,071           2,787
Capitalization of certain costs as inventory for tax purposes              1,396           2,136
Net operating loss carry forward                                          25,508          31,466
Investment tax and alternative minimum tax credit carry forwards             793           1,424
                                                                         -------         -------
Total deferred tax assets                                                 40,722          51,545
  Less valuation allowance on deferred tax assets                         29,977          42,026
                                                                         -------         -------
Net deferred tax assets                                                  $10,745         $ 9,519
                                                                         =======         =======

DEFERRED TAX LIABILITIES
Accelerated depreciation used for tax purposes                           $ 8,606         $ 7,380
Inventory basis difference resulting from a business combination           2,139           2,139
                                                                         -------         -------
Total deferred tax liabilities                                           $10,745         $ 9,519
                                                                         =======         =======

The Company is able to realize deferred tax assets up to an amount equal to the future reversals of existing taxable temporary differences. The taxable temporary differences will turn around in the loss carry forward period as the differences are depreciated or amortized. Other differences will turn around as the assets are disposed of in the normal course of business.

                              LSB Industries, Inc.

9. INCOME TAXES (CONTINUED)

The differences between the amount of the provision for income taxes and the amount which would result from the application of the federal statutory rate to "Income (loss) from continuing operations before provision for income taxes and extraordinary gain" for each of the three years in the period ended December 31, 2000 are detailed below:


                                                           2000              1999              1998
                                                         --------          --------          --------
                                                                        (In Thousands)
Provision (benefit) for income taxes at federal
  statutory rate                                         $ (3,379)         $(11,021)         $    889
Changes in the valuation allowance related to
  deferred tax assets, net of rate differential           (12,049)           16,492            (1,459)
Effect of discontinued operations, extraordinary
  gain, NOL expirations and other on valuation
  allowance                                                15,238            (7,156)               --
State income taxes, net of federal benefit                    135               157                15
Permanent differences                                         190               310               (39)
Foreign subsidiary loss                                        --             1,375               617
Alternative minimum tax                                        --                --                77
                                                         --------          --------          --------
Provision for income taxes                               $    135          $    157          $    100
                                                         ========          ========          ========

At December 31, 2000, the Company has regular-tax net operating loss ("NOL") carry forwards of approximately $69.8 million (approximately $42.5 million alternative minimum tax NOLs), exclusive of NOL carry forwards attributable to Automotive entities sold in March 2001 (Note 13). Approximately $1.5 million of regular-tax NOL carryforward expires in 2001.

10. REDEEMABLE PREFERRED STOCK

Each share of the noncumulative redeemable preferred stock, $100 par value, is convertible into 40 shares of the Company's common stock at any time at the option of the holder; entitles the holder to one vote; and is redeemable at par. The redeemable preferred stock provides for a noncumulative annual dividend of 10%, payable when and as declared.

11. STOCKHOLDERS' EQUITY

STOCK OPTIONS

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its

                              LSB Industries, Inc.

11. STOCKHOLDERS' EQUITY (CONTINUED)

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

Pro forma information regarding net income and earnings per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2000, 1999 and 1998, respectively: risk-free interest rates of 6.13%, 6.04% and 5.75%; a dividend yield of 0%, .0% and .5%; volatility factors of the expected market price of the Company's common stock of .55, .48 and .57; and a weighted average expected life of the option of 8.1, 6.9 and 8.0 years.

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

For purposes of pro forma disclosures, the estimated fair value of the qualified and non-qualified stock options is amortized to expense over the options' vesting period. The Company's pro forma information follows:


                                                                  YEAR ENDED DECEMBER 31,
                                                            2000           1999            1998
                                                         ----------     ----------      ----------
                                                            (In Thousands, Except Per Share Data)
        Net income (loss) applicable to common stock     $    2,838     $  (53,608)     $   (5,943)

        Income (loss) per common share                   $      .24     $    (4.53)     $     (.48)

                              LSB Industries, Inc.

11. STOCKHOLDERS' EQUITY (CONTINUED)

QUALIFIED STOCK OPTION PLANS

In November 1981, the Company adopted the 1981 Incentive Stock Option Plan (1,350,000 shares), in March 1986, the Company adopted the 1986 Incentive Stock Option Plan (1,500,000 shares), in September 1993, the Company adopted the 1993 Stock Option and Incentive Plan (850,000 shares) and in 1998 the Company's adopted the 1998 Stock Option Plan (1,000,000 shares). Under these plans, the Company is authorized to grant options to purchase up to 4,700,000 shares of the Company's common stock to key employees of the Company and its subsidiaries. The 1981 and 1986 Incentive Stock Option Plans have expired and, accordingly, no additional options may be granted from these plans. Options granted prior to the expiration of these plans continue to remain valid thereafter in accordance with their terms. At December 31, 2000, there are 118,000 options outstanding related to these two plans. At December 31, 2000, there are 724,000 options outstanding related to the 1993 Stock Option and Incentive Plan and 898,500 options outstanding relating to the 1998 stock Option and Incentive Plan which continue to be effective. These options become exercisable 20% after one year from date of grant, 40% after two years, 70% after three years, 100% after four years and lapse at the end of ten years. The exercise price of options to be granted under this plan is equal to the market value of the Company's common stock at the date of grant. For participants who own 10% or more of the Company's common stock at the date of grant, the option price is 110% of the market value at the date of grant and the options lapse after five years from the date of grant.

On April 22, 1998, the Company terminated 116,000 qualified stock options (the "terminated options"), previously granted under the 1993 Plan and replaced the terminated options with newly granted options under and pursuant to the terms of the 1993 Plan (the "replacement options"). The replacement options were granted at the market value of the Company's stock on April 22, 1998, and have a life and vesting schedule based on the terminated options.

                              LSB Industries, Inc.

11. STOCKHOLDERS' EQUITY (CONTINUED)

Activity in the Company's qualified stock option plans during each of the three years in the period ended December 31, 2000 is as follows:


                                                  2000                           1999                              1998
                                        ------------------------        -------------------------        ---------------------------
                                                        WEIGHTED                        WEIGHTED                          WEIGHTED
                                                        AVERAGE                          AVERAGE                           AVERAGE
                                                        EXERCISE                        EXERCISE                          EXERCISE
                                         SHARES          PRICE          SHARES           PRICE            SHARES            PRICE
                                        ---------       --------        -------        ----------        ---------        ----------
Outstanding at beginning of year        1,985,500         2.73          987,500        $     4.23        1,048,760        $     4.25
Granted                                        --           --        1,015,500              1.29          119,500              4.19
Exercised                                      --           --               --                --          (63,260)             1.13
Canceled, forfeited or expired            245,000         3.02          (17,500)             3.38         (117,500)             6.07
                                       ----------                    ----------                         ----------
Outstanding at end of year              1,740,500         2.69        1,985,500              2.73          987,500              4.23
                                       ==========                    ==========                         ==========

Exercisable at end of year              1,010,100         3.71          756,250              4.01          532,400              4.09
                                       ==========                    ==========                         ==========
Weighted average fair value of
  options granted during year                              N/A                                .71                               2.16


Outstanding options to acquire 1,716,500 shares of stock at December 31, 2000 had exercise prices ranging from $1.13 to $4.88 per share (986,100 of which are exercisable at a weighted average price of $3.61 per share) and had a weighted average exercise price of $2.62 and remaining contractual life of 5.5 years. The balance of options outstanding at December 31, 2000 had exercise prices ranging from $5.36 to $9.00 per share (all of which are exercisable at a weighted average exercise price of $7.48 per share) and had a remaining contractual life of 1.5 years.

NON-QUALIFIED STOCK OPTION PLANS

The Company's Board of Directors approved the grant of non-qualified stock options to the Company's outside directors, President and certain key employees, as detailed below. The option price is generally based on the market value of the Company's common stock at the date of grant.

These options have vesting terms and lives specific to each grant but generally vest over 48 months and expire five or ten years from the grant date. In September 1993, the Company adopted the 1993 non-employee Director Stock Option Plan (the "Outside Director Plan"). The Outside Director Plan authorizes the grant of non-qualified stock options to each member of the Company's Board of Directors who is not an officer or employee of the Company or its subsidiaries. The maximum number of shares of common stock of the Company that may be

                              LSB Industries, Inc.

issued under the Outside Director Plan is 150,000 shares (subject to adjustment as provided in the Outside Director Plan).

11. STOCKHOLDERS' EQUITY (CONTINUED)

The Company shall automatically grant to each outside director an option to acquire 5,000 shares of the Company's common stock on April 30 following the end of each of the Company's fiscal years in which the Company realizes net income of $9.2 million or more for such fiscal year. The exercise price for an option granted under this plan shall be the fair market value of the shares of common stock at the time the option is granted. Each option granted under this plan to the extent not exercised shall terminate upon the earlier of the termination as a member of the Company's Board of Directors or the fifth anniversary of the date such option was granted. During 2000 there were no options granted under this plan. During 1999 and 1998, the Company granted 120,000 and 105,000 options, respectively, under the Outside Director Plan.

In 1998, the Board of Directors granted 175,000 stock options, at the market price of the Company's stock price at the date of grant. Options to two key employees for 100,000 shares have a nine-year vesting schedule while the remaining 75,000 vest over 48 months. These options expire ten years from the date of grant. In 1999, the Board of Directors granted 596,500 stock options that vest over 48 months and have contractual lives of either five or ten years. In 2000, the Board of Directors granted 185,000 to a former employee of the Company to replace the options this individual held prior to leaving the Company. These options were fully vested at the date of grant. One hundred thousand of these options expire nine years from the date of grant and 85,000 expire seven years from the date of grant. The Company recognized compensation expense amounting to $137,000 in 2000 related to the grant of these shares.

Activity in the Company's non-qualified stock option plans during each of the three years in the period ended December 31, 2000 is as follows:


                                                  2000                           1999                              1998
                                        ------------------------        -------------------------        ---------------------------
                                                        WEIGHTED                        WEIGHTED                          WEIGHTED
                                                        AVERAGE                          AVERAGE                           AVERAGE
                                                        EXERCISE                        EXERCISE                          EXERCISE
                                         SHARES          PRICE          SHARES           PRICE            SHARES            PRICE
                                        ---------       --------        -------        ----------        ---------        ----------
Outstanding at beginning of year        1,103,500         2.36          560,000        $     3.82          280,000        $     3.44
Granted                                   185,000         2.82          716,500              1.30          280,000              4.19
Surrendered, forfeited, or expired       (113,000)        2.06         (173,000)             2.70               --                --
                                        ---------                     ---------                          ---------
Outstanding at end of year              1,175,500         2.46        1,103,500              2.36          560,000              3.82
                                        ---------                     ---------                          ---------

Exercisable at end of year                617,900         2.90          210,900              3.57          335,000              3.37
                                        =========                     =========                          =========

Weighted average fair value of
  options granted during year                              .64                                .69                               2.62

                              LSB Industries, Inc.

11. STOCKHOLDERS' EQUITY (CONTINUED)

Outstanding options to acquire 1,130,500 shares of stock at December 31, 2000 had exercise prices ranging from $1.25 to $4.54 per share (572,900 of which are exercisable at a weighted average price of $2.58 per share) and had a weighted average exercise price of $2.28 and remaining contractual life of 6.7 years. The balance of options outstanding at December 31, 2000 had exercise prices ranging from $5.36 to $9.00 per share (all of which are exercisable) at a weighted average exercise price of $6.98 per share, and had a remaining contractual life of 5.0 years.

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

11. STOCKHOLDERS' EQUITY (CONTINUED)

Prior to the acquisition by the Acquirer of beneficial ownership of 20% or more of the Company's stock, the Company's Board of Directors may redeem the Renewed Preferred Rights for $.01 per Renewed Preferred Right.

12. NON-REDEEMABLE PREFERRED STOCK

The 20,000 shares of Series B cumulative, convertible preferred stock, $100 par value, are convertible, in whole or in part, into 666,666 shares of the Company's common stock (33.3333 shares of common stock for each share of preferred stock) at any time at the option of the holder and entitles the holder to one vote per share. The Series B preferred stock provides for annual cumulative dividends of 12% from date of issue, payable when and as declared. At December 31, 2000, $.2 million of dividends ($12 per share) on the Series B preferred stock were in arrears.

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

The Series 2 Preferred is redeemable at the option of the Company, in whole or in part, at prices decreasing annually to $50.00 per share on or after June 15, 2003, plus accrued and unpaid dividends to the redemption date. The redemption price at December 31, 2000 was $50.98 per share. Dividends on the Series 2 Preferred are cumulative and are payable quarterly in arrears. At December 31, 2000, $3.0 million of dividends ($4.88 per share) on the Series 2 Preferred were in arrears.

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

                              LSB Industries, Inc.

12. NON-REDEEMABLE PREFERRED STOCK (CONTINUED)

At December 31, 2000, the Company is authorized to issue an additional 3,200 shares of $100 par value preferred stock and an additional 5,000,000 shares of no par value preferred stock. Upon issuance, the Board of Directors of the Company will determine the specific terms and conditions of such preferred stock.

13. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company leases certain property, plant and equipment under non-cancelable operating leases. Future minimum payments on operating leases with initial or remaining terms of one year or more at December 31, 2000 are as follows:

                                                      (In Thousands)
                    2001                                 $10,413
                    2002                                  10,070
                    2003                                   9,405
                    2004                                  14,441
                    2005                                   3,450
                    After 2005                            36,791
                                                         -------
                                                         $84,570
                                                         =======

Rent expense under all operating lease agreements, including month-to-month leases, was $12,436,000 in 2000, $8,247,000 in 1999 and $3,637,000 in 1998.
Renewal options are available under certain of the lease agreements for various periods at approximately the existing annual rental amounts. Rent expense paid to related parties was $45,000 in 2000 and 1999 and $90,000 in 1998.

NITRIC ACID PROJECT

The Company's wholly owned subsidiary, EDNC, operates a nitric acid plant (the "Baytown Plant") at Bayer's Baytown, Texas chemical facility in accordance with a series of agreements with Bayer Corporation ("Bayer") (collectively, the "Bayer Agreement"). Under the Bayer Agreement, EDNC converts ammonia supplied by Bayer into nitric acid based on a cost plus arrangement. Under the terms of the Bayer Agreement, EDNC is leasing the Baytown Plant pursuant to a leveraged lease from an unrelated third party with an initial lease term of ten years. The schedule of future minimum payments on operating leases above includes $7,665,000 in 2001, $7,665,000 in 2002, $7,666,000 in 2003, $13,001,000 in 2004,
$2,250,000 in 2005, and $33,457,000 after 2005 related to lease payments on the EDNC Baytown Plant. Upon expiration of the initial ten-year term, the Bayer Agreement may be renewed for up to six renewal terms of five years each; however, prior to each renewal period, either party to the Bayer Agreement may

                              LSB Industries, Inc.

13. COMMITMENTS AND CONTINGENCIES (CONTINUED)

opt against renewal. A subsidiary of the Company has guaranteed the performance of EDNC's obligations under the Bayer Agreement.

PURCHASE COMMITMENTS

As of December 31, 2000, the Chemical Business has a long-term commitment to purchase anhydrous ammonia. The commitment requires the Company to take or pay for an average minimum volume of 3,000 tons of anhydrous ammonia during each month of 2001 and 2002. The Company's purchase price of anhydrous ammonia under this contract can be higher or lower than the current market spot price of anhydrous ammonia. The Company has also committed to purchase 100% of its anhydrous ammonia requirements in 2001 and 50% of its remaining quantities in excess of the take or pay volumes of its anhydrous ammonia requirements in 2002 from this third party at prices which approximate market. See Note 16 -- Inventory Write-down and Loss on Firm Sales and Purchase Commitments. The Company also enters into agreements with suppliers of raw materials which require the Company to provide finished goods in exchange therefore. The Company did not have a significant commitment to provide finished goods with its suppliers under these exchange agreements at December 31, 2000. At December 31, 2000, the Company has a standby letter of credit outstanding related to its Chemical Business of approximately $4.3 million.

In July 1995, a subsidiary of the Company entered into a product supply agreement with a third party whereby the subsidiary is required to make monthly facility fee and other payments which aggregate $71,965. In return for this payment, the subsidiary is entitled to certain quantities of compressed oxygen produced by the third party. Except in circumstances as defined by the agreement, the monthly payment is payable regardless of the quantity of compressed oxygen used by the subsidiary. The term of this agreement, which has been included in the above minimum operating lease commitments, is for a term of 15 years; however, after the agreement has been in effect for 60 months, the subsidiary can terminate the agreement without cause at a cost of approximately $4.5 million. Based on the subsidiary's estimate of compressed oxygen demands of the plant, the cost of the oxygen under this agreement is expected to be favorable compared to floating market prices. Purchases under this agreement aggregated $933,000, $912,000, and $938,000 in 2000, 1999, and 1998,
respectively.

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

                              LSB Industries, Inc.

13. COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

        The Chemical Business entered into consent administrative order with the Arkansas Department of Environmental Quality ("ADEQ") in August, 1998 (the "Wastewater

                              LSB Industries, Inc.

13. COMMITMENTS AND CONTINGENCIES (CONTINUED)

        Consent Order"). The Wastewater Consent Order recognized the presence of nitrate contamination in the shallow groundwater and required the Chemical Business to undertake on-site bioremediation. The bioremediation was not successful in achieving denitrification. The Chemical Business is preparing a report to the ADEQ regarding field testing of the shallow groundwater. Upon completion of the waste minimization activities referenced below, a final remedy for groundwater contamination will be selected, based on an evaluation of risk. There are no known users of groundwater in the area, and preliminary risk assessments have not identified any risk that would require additional remediation. The Wastewater Consent Order included a $183,700 penalty assessment, of which $125,000 will be satisfied over five years at expenditures of $25,000 per year for waste minimization activities. The Chemical Business has documented in excess of $25,000 on expenditures for each of the years 1998, 1999 and 2000.

        The Wastewater Consent Order also required installation of an interim groundwater treatment system (which is now operating) and certain improvements in the wastewater collection and treatment system (discussed below). Twelve months after all improvements are in place, the risk will be reevaluated, and a final decision will be made on what additional groundwater remediation, if any, is required. There can be no assurance that the risk assessment will be approved by the ADEQ, or that further work The Wastewater Consent Order also requires the Chemical Business to undertake a facility wide wastewater evaluation and pollutant source control program and facility wide wastewater minimization program. The program requires that the subsidiary complete rainwater drain off studies including engineering design plans for additional water treatment components to be submitted to the State of Arkansas, by the revised date of October 1, 2001. The construction of the additional water treatment components is required to be completed by the revised date of October 1, 2002 and the El Dorado plant has been mandated to be in compliance with the final effluent limits on or before the revised date of April, 2003. The aforementioned compliance deadlines, however, are not scheduled to commence until after the State of Arkansas has issued a renewal permit establishing new, more restrictive effluent limits. Alternative methods for meeting these requirements are continuing to be examined by the Chemical Business. The Company believes, although there can be no assurance, that any such new effluent limits would not have a material adverse effect on the Company. The Wastewater Consent Order provided that the State of Arkansas will make every effort to issue the renewal permit by December 1, 1999; however, the State of Arkansas has delayed issuance of the permit. Because the Wastewater Consent Order provides that the compliance deadlines may be extended for circumstances beyond the reasonable control of the Company, and because the State of Arkansas has not yet issued the renewal permit, the Company does not believe that failure to meet the aforementioned compliance deadlines will present a material adverse impact.

                              LSB Industries, Inc.

13. COMMITMENTS AND CONTINGENCIES (CONTINUED)

        The State of Arkansas has been advised that the Company is seeking financing from Arkansas authorities for the projects required to comply with the Wastewater Consent Order and the Company has requested that the permit be further delayed until financing arrangements can be made, which requests have been met to date. The wastewater program is currently expected to require future capital expenditures of approximately $2 to $3 million. Negotiations for securing financing are currently underway.

C. In connection with the sale of the Automotive Business in May 2000, the buyer assumed over $5 million of vendor liabilities. The Company has learned that as of December 31, 2000, a majority of these liabilities existing prior to the sale have not yet been paid. As of December 31, 2000, a relatively minor amount of the vendor payables have been demanded for payment from the Company. In March 2001, the Company completed a transaction with the buyer whereby the Company sold the stock of its Automotive Business previously retained, the primary assets of which were represented by a note receivable and net operating loss carry forwards (all of which were fully reserved at December 31, 1999). As a result of this transaction, the Company presently believes, after consultation with counsel, that the nonperformance by the buyer of the Automotive Business relative to these payables which originated prior to the sale of the Automotive Business, will not ultimately result in cash payments by the Company for these Automotive payables nor will it have a material effect on the financial position or results of operations of the Company; however, the ultimate outcome of this matter is not presently known.

The Company, including its subsidiaries, is a party to various other claims, legal actions, and complaints arising in the ordinary course of business. In the opinion of management after consultation with counsel, all claims, legal actions (including those described above) and complaints are adequately covered by insurance, or if not so covered, are without merit or are of such kind, or involve such amounts that unfavorable disposition is not presently expected to have a material effect on the financial position of the Company, but could have a material impact to the net loss of a particular quarter or year, if resolved unfavorably. It is however, reasonably possible that this assessment could change in the near term.

OTHER

In 1989 and 1991, the Company entered into severance agreements with certain of its executive officers that become effective after the occurrence of a change in control, as defined, if the Company terminates the officer's employment or if the officer terminates employment with the Company for good reason, as defined. These agreements require the Company to pay the executive officers an amount equal to 2.9 times their average annual base compensation, as defined, upon such termination. As of December 31, 2000, severance payments required would

                              LSB Industries, Inc.

13. COMMITMENTS AND CONTINGENCIES (CONTINUED)

amount to $4.2 million.

The Company has retained certain risks associated with its operations, choosing to self-insure up to various specified amounts under its health program and maintain loss sensitive (retrospective) policies on its automotive, workers compensation and general liability programs. The Company reviews such programs on at least an annual basis to balance the cost/benefit between its coverage and retained exposure.

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

The following methods and assumptions were used by the Company in estimating its fair value of financial instruments:

        BORROWED FUNDS: Fair values for fixed rate borrowings, other than the Notes, are estimated using a discounted cash flow analysis that applies interest rates currently being offered on borrowings of similar amounts and terms to those currently outstanding. Carrying values for variable rate borrowings approximate their fair value. As of December 31, 2000 and 1999, carrying values of variable rate debt which aggregated $43.5 million and $31.5 million, respectively, approximate their estimated fair value. As of December 31, 2000 and 1999, carrying values of fixed rate debt which aggregated $92.5 million and $126.6 million, respectively, had estimated fair values of approximately $43.1 million and $47.5 million, respectively.

As of December 31, 2000 and 1999, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximated their estimated fair value.

16. INVENTORY WRITE-DOWN AND LOSS ON FIRM SALES AND PURCHASE COMMITMENTS

The Chemical Business has a firm uncancelable commitment to purchase anhydrous ammonia pursuant to the terms of a supply contract (Note 13-- Commitments and Contingencies, Purchase Commitments). Based on the pricing index contained in this contract, prices paid

                              LSB Industries, Inc.

16. INVENTORY WRITE-DOWN AND LOSS ON FIRM SALES AND PURCHASE COMMITMENTS (CONTINUED)

during 2000 and 1999, were higher than the current market spot price. As a result, in 2000 and 1999, a subsidiary of the Company recorded loss provisions for anhydrous ammonia required to be purchased during the remainder of the contract aggregating approximately $2.5 and $8.4 million, respectively. At December 31, 2000 and 1999, the accrued liability for future payments of the loss provision included in the Consolidated Balance Sheet was approximately $
6.9 and $7.4 million, respectively ($3.5 and $1.8 million of which is included in accrued liabilities due within one year as of December 31, 2000 and 1999 respectively). During 1999, the Company's Chemical Business also wrote down the carrying value of certain nitrate-based inventories by approximately $1.6 million. Substantially all of the inventory written down was sold during 1999. Due to the pricing mechanism in the contract, it is reasonably possible that this loss provision estimate may change in the near term.

Also during November and December 2000, the Company entered into a forward sales commitment with a customer for deliveries in 2001 which ultimately were at prices below the Company's anticipated costs as of December 31, 2000. In connection therewith, the Company recognized a loss on this sales commitment in 2000 of $.9 million.

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

DESCRIPTION OF EACH REPORTABLE SEGMENT

        CHEMICAL

        This segment manufactures and sells fertilizer grade ammonium nitrate and urea ammonia nitrate for the agriculture industry, explosive grade ammonium nitrate for the mining industry and concentrated, blended and mixed nitric acid for industrial applications. The Company's primary manufacturing facilities are located in El Dorado,

                              LSB Industries, Inc.

17. SEGMENT INFORMATION (CONTINUED)

        Arkansas, Baytown, Texas and Cherokee, Alabama. Sales to customers of this segment primarily include farmers in the South Central and Southeast regions of the United States, coal mining companies in Kentucky, Missouri and West Virginia and industrial users of acids in the South and East regions of the United States.

        The Chemical Business is subject to various federal, state and local environmental regulations. Although the Company has designed policies and procedures to help reduce or minimize the likelihood of significant chemical accidents and/or environmental contamination, there can be no assurances that the Company will not sustain a significant future operating loss related thereto.

        On October 31, 2000, the Company acquired two plants previously owned and operated by LaRoche Industries, Inc. ("LaRoche") through an asset purchase agreement involving Orica, USA who acquired other operating assets of LaRoche for approximately $3.0 million. The purchase allocation associated with this acquisition as of December 31, 2000 is preliminary. The acquisition by LSB subsidiaries, which are not subsidiaries of ClimaChem, included inventory, spare parts, precious metals and an operating nitrogen-based products plant in Cherokee, Alabama (the "Cherokee Plant") and a plant in Crystal City, Missouri (the "Crystal City Plant") which is in the process of being shut-down. The Cherokee Plant, which produces primarily solid and liquid fertilizer products and anhydrous ammonia, had unaudited sales for the nine months ended September 30, 2000, and the year ended December 31, 1999, of $30.0 million and $32.3 million, respectively. The Cherokee Plant also had an unaudited operating loss before selling, general and administrative expense for the nine months ended September 30, 2000 and for the year ended December 31, 1999, of $.1 million and $2.4 million, respectively. On a proforma basis, giving effect to this acquisition as if it occurred on January 1, 1999 the Company would have reported the following operating results for the years ended December 31, 2000 and 1999:


                                                                    2000           1999
                                                                  ---------      ---------
                                                                     (in millions, except
                                                                     per share amounts)
        Revenues from businesses continuing                       $   329.9      $   287.5
             Loss - from continuing operations
             before extraordinary item                            $   (10.9)     $   (33.9)
        Earnings per share from continuing operations
             before extraordinary item applicable to common
             stock                                                $    (1.14)    $    (3.15)

                              LSB Industries, Inc.

17. SEGMENT INFORMATION (CONTINUED)

In 1999, the Chemical Business sold its Australian subsidiary and incurred a loss upon disposition of $2.0 million. (See Note 5--Business Disposed Of.) Further, the Company Company purchases substantial quantities of anhydrous ammonia and natural gas for use in manufacturing its products. The pricing volatility of such raw materials directly affects the operating profitability of the Chemical segment. (See Note 16 -- Inventory Write-down and Loss on Firm Sales and Purchase Commitments.)

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

        INDUSTRIAL PRODUCTS

        This segment manufactures and purchases machine tools for sale to machine tool dealers and end users throughout the world. The Company generally retains a security interest in machine tools sold until payment is received.

        The industrial products segment attempts to maintain a full line of certain product lines, which necessitates maintaining certain products in excess of management's successive year expected sales levels. Inasmuch as these products are not susceptible to rapid technological changes, management believes no loss will be incurred on disposition.

Credit, which is generally unsecured, is extended to customers based on an evaluation of the customer's financial condition and other factors. Credit losses are provided for in the financial statements based on historical experience and periodic assessment of outstanding accounts receivable, particularly those accounts which are past due. The Company's periodic assessment of accounts and credit loss provisions are based on the Company's best estimate of amounts which are not recoverable. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer bases, and their dispersion across many different industries and geographic areas. As of December 31, 2000 and 1999, the Company's accounts and notes receivable are shown net of allowance for doubtful accounts of $14.3 million and $17.1 million, respectively.

Information about the Company's continuing operations in different industry segments for each of the three years in the period ended December 31, 2000 is detailed below.


                                                                    2000            1999             1998
                                                                 ---------        ---------        ---------
                                                                              (In Thousands)
Net sales:
    Businesses continuing:
    Chemical:
               Agricultural Products                             $  40,671        $  33,398        $  37,203
               Explosives                                           51,679           50,712           57,423
               Industrial Acids                                     57,289           44,044           31,131
                                                                 ---------        ---------        ---------
    Total Chemical                                                 149,639          128,154          125,757

    Climate Control:
               Water Source heat pumps                              54,242           51,292           55,046
               Hydronic fan coils                                   61,111           57,133           58,239
               Other HVAC products                                  15,221            8,630            2,501
                                                                 ---------        ---------        ---------
Total Climate Control                                              130,574          117,055          115,786
Industrial Products                                                 10,407            9,027           14,315
Business disposed of - Chemical                                         --            7,461           14,184
                                                                 =========        =========        =========
                                                                 $ 290,620        $ 261,697        $ 270,042
                                                                 =========        =========        =========
Gross profit:
    Businesses continuing:
        Chemical                                                 $  15,240        $  13,532        $  18,570
        Climate Control                                             34,475           35,467           32,278
        Industrial Products                                          2,839            1,757            3,731
                                                                 =========        =========        =========
                                                                 $  52,554        $  50,756        $  54,579
                                                                 =========        =========        =========
Operating profit (loss):
    Businesses continuing:
        Chemical                                                 $   1,877        $   1,325        $   6,592
        Climate Control                                             10,961            9,751           10,653
        Industrial Products                                             77           (2,507)            (403)
                                                                 ---------        ---------        ---------
                                                                    12,915            8,569           16,842
    Business disposed of-- Chemical                                     --           (1,632)          (2,467)
                                                                 ---------        ---------        ---------
                                                                    12,915            6,937           14,375

General corporate expenses and other, net                           (4,798)          (8,449)          (9,891)
Interest expense:
    Business disposed of                                                --             (326)            (434)
    Businesses continuing                                          (15,377)         (15,115)         (14,504)
Gain (loss) on businesses disposed of                                   --           (1,971)          12,993
Provision for impairment on long-lived assets                           --           (4,126)              --
                                                                 =========        =========        =========
Income (loss) from continuing operations
  before provision for income taxes and extraordinary gain       $ (10,655)       $ (31,489)       $   2,539
                                                                 =========        =========        =========

                              LSB Industries, Inc.
             Notes to Consolidated Financial Statements (continued)


17. SEGMENT INFORMATION (CONTINUED)


                                                                    2000            1999             1998
                                                                 ---------        ---------        ---------
                                                                              (In Thousands)
Depreciation of property, plant and equipment:
    Businesses continuing:
        Chemical                                                 $   6,576        $   7,102        $   7,019
        Climate Control                                              2,174            1,901            1,602
        Industrial Products                                             63               64              102
        Corporate assets and other                                     400              682              723
    Business disposed of-- Chemical                                     --               --              973
                                                                 ---------        ---------        ---------
Total depreciation of property, plant and equipment              $   9,213        $   9,749        $  10,419
                                                                 =========        =========        =========

Additions to property, plant and equipment:
    Businesses continuing:
        Chemical                                                 $   4,191        $   3,670        $   5,264
        Climate Control                                              3,180            7,147            3,868
        Industrial Products                                            253               25              130
        Corporate assets and other                                     112              130              293
                                                                 ---------        ---------        ---------
Total additions to property, plant and equipment                 $   7,736        $  10,972        $   9,555
                                                                 =========        =========        =========

Total assets:
    Businesses continuing:
        Chemical                                                 $ 109,672        $  93,482        $ 107,780
        Climate Control                                             65,516           65,521           49,516
        Industrial Products                                          7,228            8,203           11,662
        Corporate assets and other                                  10,479           21,429           22,137
    Business disposed of-- Chemical                                     --               --           16,797
    Net assets of discontinued operations                               --               --           15,358
                                                                 ---------        ---------        ---------
Total assets                                                     $ 192,895        $ 188,635        $ 223,250
                                                                 =========        =========        =========

Revenues by industry segment include revenues from unaffiliated customers, as reported in the consolidated financial statements. Intersegment revenues, which are accounted for at transfer prices ranging from the cost of producing or acquiring the product or service to normal prices to unaffiliated customers, are not significant.

                              LSB Industries, Inc.

17. SEGMENT INFORMATION (CONTINUED)

Gross profit by industry segment represents net sales less cost of sales. Operating profit by industry segment represents revenues less operating expenses. In computing operating profit from continuing operations, none of the following items have been added or deducted: general corporate expenses, income taxes, interest expense, provision for loss on firm sales and purchase commitments, provision for impairment on long-lived assets, results from discontinued operations or businesses disposed of.

Identifiable assets by industry segment are those assets used in the operations of each industry. Corporate assets are those principally owned by the parent company or by subsidiaries not involved in the three identified industries.

Information about the Company's domestic and foreign operations from continuing operations for each of the three years in the period ended December 31, 2000 is detailed below:


GEOGRAPHIC REGION                                                   2000             1999             1998
-----------------                                                ---------        ---------        ---------
                                                                               (In Thousands)
Sales:
    Businesses continuing:
        Domestic                                                 $ 283,916        $ 250,625        $ 252,745
        Foreign                                                      6,704            3,611            3,113
                                                                 ---------        ---------        ---------
                                                                   290,620          254,236          255,858
    Foreign business disposed of                                        --            7,461           14,184
                                                                 =========        =========        =========
                                                                 $ 290,620        $ 261,697        $ 270,042
                                                                 =========        =========        =========

Income  (loss) from continuing operations before
        provision for income taxes and extraordinary gain:
        Businesses continuing:
           Domestic                                              $ (10,323)       $ (27,113)       $  (8,223)
           Foreign                                                    (332)            (447)             670
                                                                 ---------        ---------        ---------
                                                                   (10,655)         (27,560)          (7,553)
        Foreign business disposed of                                    --           (1,958)          (2,901)
        Gain (loss) on disposal of businesses                           --           (1,971)          12,993
                                                                 ---------        ---------        ---------
                                                                        --           (3,929)          10,092
                                                                 ---------        ---------        ---------
                                                                 $ (10,655)       $ (31,489)       $   2,539
                                                                 =========        =========        =========

                              LSB Industries, Inc.
             Notes to Consolidated Financial Statements (continued)



17. SEGMENT INFORMATION (CONTINUED)


GEOGRAPHIC REGION                                                  2000             1999             1998
-----------------                                                ---------        ---------        ---------
                                                                               (In Thousands)
Long-lived assets:
    Businesses continuing:

        Domestic                                                 $  80,882        $  83,811        $  86,187
        Foreign                                                          2                3                3
                                                                 ---------        ---------        ---------
                                                                    80,884           83,814           86,190

    Foreign business disposed of                                        --               --            4,665
                                                                 =========        =========        =========
                                                                 $  80,884        $  83,814        $  90,855
                                                                 =========        =========        =========


Revenues by geographic region include revenues from unaffiliated customers, as reported in the consolidated financial statements. Revenues earned from sales or transfers between affiliates in different geographic regions are shown as revenues of the transferring region and are eliminated in consolidation.

Revenues from unaffiliated customers include foreign export sales as follows:


GEOGRAPHIC AREA                                                     2000             1999             1998
---------------                                                  ---------        ---------        ---------
                                                                               (In Thousands)
Mexico and Central and South America                             $     862        $   1,261        $     864
Canada                                                           $   5,953            6,125            7,852
Middle East                                                      $   3,697            4,431            5,114
Other                                                            $   3,592            4,816            5,031
                                                                 ---------        ---------        ---------
                                                                 $  14,104        $  16,633        $  18,861
                                                                 =========        =========        =========


MAJOR CUSTOMER

Revenues from sales to one customer, Bayer Corporation ("Bayer") of the Company's Chemical Business segment represented approximately $38.4 million and $17.2 million for the year ended 2000 and 1999 respectively (none in 1998). As discussed in Note 13 - Commitments and Contingencies, under the terms of the Bayer Agreement, Bayer will purchase from a subsidiary of the Company all of its requirements for nitric acid to be used at its Baytown, Texas facility for an initial ten-year term ending May 2009.

                              LSB Industries, Inc.

                          Supplementary Financial Data

                      Quarterly Financial Data (Unaudited)

                    (In Thousands, Except Per Share Amounts)


                                                                            Three months ended
                                                         March 31         June 30      September 30     December 31
                                                         --------        --------        --------        --------
2000

Total revenues                                           $ 70,883        $ 77,483        $ 69,951        $ 77,933
                                                         ========        ========        ========        ========
Gross profit on net sales                                $ 15,930        $ 15,039        $ 11,246        $ 10,339
                                                         ========        ========        ========        ========
Net income (loss) from continuing operations,
  including businesses disposed of but before
  extraordinary gain                                     $    252        $ (2,679)       $ (2,952)       $ (5,411)
                                                         ========        ========        ========        ========
Net loss from discontinued operations                    $     --        $     --        $   (579)       $ (2,522)
                                                         ========        ========        ========        ========
Extraordinary gain                                       $     --        $ 13,244        $  3,952        $  2,890
                                                         ========        ========        ========        ========
Net income (loss)                                        $    252        $ 10,565        $    421        $ (5,043)
                                                         ========        ========        ========        ========
Net income (loss) applicable to
common stock                                             $   (543)       $  9,772        $   (195)       $ (5,610)
                                                         ========        ========        ========        ========

Earnings (loss) per common share:
  Basic and diluted:

   Net  loss from continuing operations
      before extraordinary gain                          $   (.05)       $   (.30)       $   (.32)       $   (.47)
                                                         ========        ========        ========        ========
   Net loss from discontinued operations                 $     --        $     --        $   (.05)       $   (.21)
                                                         ========        ========        ========        ========
    Extraordinary gain                                   $     --        $   1.12        $    .35        $    .22
                                                         ========        ========        ========        ========
   Net income (loss) applicable to common
      stock                                              $   (.05)       $    .82        $   (.02)       $   (.46)
                                                         ========        ========        ========        ========


1999

Total revenues                                           $ 60,524        $ 71,394        $ 61,904        $ 65,833
                                                         ========        ========        ========        ========
Gross profit on net sales                                $ 14,018        $ 14,166        $ 11,242        $ 11,330
                                                         ========        ========        ========        ========
Net loss from continuing operations, including
  businesses disposed of                                 $ (2,748)       $(11,720)       $ (5,122)       $(12,056)
                                                         ========        ========        ========        ========
Net loss from discontinued operations                    $ (1,062)       $ (1,369)       $ (1,969)       $(13,721)
                                                         ========        ========        ========        ========
Net loss                                                 $ (3,810)       $(13,089)       $ (7,091)       $(25,777)
                                                         ========        ========        ========        ========
Net loss applicable to common stock                      $ (4,626)       $(13,895)       $ (7,894)       $(26,580)
                                                         ========        ========        ========        ========

Loss per common share:
  Basic and diluted:
    Net loss from continuing operations                  $   (.30)       $  (1.05)       $   (.51)       $  (1.09)
                                                         ========        ========        ========        ========
    Net loss from discontinued operations                $   (.09)       $  (.012)       $   (.16)       $  (1.16)
                                                         ========        ========        ========        ========
    Net loss applicable to common stock                  $   (.39)       $  (1.17)       $   (.67)       $  (2.25)
                                                         ========        ========        ========        ========

                              LSB Industries, Inc.

                          Supplementary Financial Data

                Quarterly Financial Data (Unaudited) (continued)


The Company recorded provisions for losses on firm sales and purchase commitments of $1.5 million, $1.0 million and $.9 million in the first, second and fourth quarters of 2000, respectively and $7.5 million and $.9 million in the second quarter and third quarter of 1999, respectively.

In the third and fourth quarters of 2000, the Company recognized a loss from discontinued operations of approximately $.6 million and $2.5 million, respectively. These losses relate to the recognition of the Company's obligation to perform on certain note guarantees and a letter of credit, net of the collateral value and the final adjustment for 2000 from the amount accrued as of December 31, 1999.

The Company repurchased approximately $19.2 million, $6.0 million and $4.5 million of Senior Notes in the second, third and fourth quarters of 2000, respectively. Therefore the Company recognized a gain of approximately $13.2 million, $4.0 million and $2.9 million, respectively.

In the second quarter of 1999, the Company incurred a loss of $2.0 million on the disposal of its Australian subsidiary, TES.

In the fourth quarter of 1999, the Company recorded a provision for impairment on long-lived assets of $4.1 million and accrued a loss provision on its investment in its Automotive Business of $10 million which has been presented as discontinued operations. As a result of the presentation of the Automotive Business as discontinued operations. the Quarterly Financial Data in the above table has been restated for all periods presented to exclude the revenues and gross profit of the Automotive Business.

                              LSB Industries, Inc.

                 Schedule II - Valuation and Qualifying Accounts

                  Years ended December 31, 2000, 1999 and 1998

                             (Dollars in Thousands)



                                                         Additions
                                                          Charges            Deductions
                                      Balance at        (Recoveries)         Write-offs/          Balance
                                      Beginning         to Costs and           Costs              at End
           Description                 of Year            Expenses            Incurred            of Year
           -----------                ----------        ------------         -----------         ---------
Accounts receivable - allowance
  for doubtful accounts (1):

         2000                           $ 1,713            $ 1,974             $    610            $ 3,077
                                        =======            =======             ========            =======

         1999                           $ 2,085            $   812             $  1,184            $ 1,713
                                        =======            =======             ========            =======

         1998                           $ 1,643            $   971             $    529            $ 2,085
                                        =======            =======             ========            =======

Inventory-reserve for
  slow-moving items (1):

         2000                           $ 1,450            $    --             $    159            $ 1,291
                                        =======            =======             ========            =======

         1999                           $   814            $   695             $     59            $ 1,450
                                        =======            =======             ========            =======

         1998                           $   602            $   212             $     --            $   814
                                        =======            =======             ========            =======

Notes receivable-allowance
  for doubtful accounts (1):

         2000                           $15,414            $(1,576)            $  2,628            $11,210
                                        =======            =======             ========            =======

         1999                           $ 6,502            $ 8,931             $     19            $15,414
                                        =======            =======             ========            =======
         1998                           $ 5,157            $ 1,345             $     --            $ 6,502
                                        =======            =======             ========            =======

                              LSB Industries, Inc.

                  Years ended December 31, 2000, 1999 and 1998

                             (Dollars in Thousands)


                                                         Additions
                                                         Charged to          Deductions
                                      Balance at        (Recoveries)         Write-offs/          Balance
                                      Beginning         to Costs and           Costs              at End
           Description                 of Year            Expenses            Incurred            of Year
           -----------                ----------        ------------         -----------         ---------
Accrual for plant turnaround:

                 2000                  $  1,299           $  1,922             $  1,373           $  1,848
                                       ========           ========             ========           ========

                 1999                  $  1,104           $  1,421             $  1,226           $  1,299
                                       ========           ========             ========           ========

                 1998                  $  1,263           $  2,264             $  2,423           $  1,104
                                       ========           ========             ========           ========

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

  2.2.          Asset Purchase and Sale Agreement, dated May 4, 2000 L&S
                Automotive Products Co., L&S Bearing So., LSB Extrusion Co.,
                Rotex Corporation and DriveLine Technologies, Inc., which is incorporated from Exhibit 2.2 to the Company's Amendment No. 2 to the 1999 Form 10-K. This agreement includes certain exhibits and schedules that are not included with this exhibit, and will be provided upon request by the Commission.

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

  4.9.          Second Amended and Restated Loan and Security Agreement dated
                May 10, 1999, by and between Bank of America National Trust and
                Savings Association and LSB Industries, Inc., Summit Machine
                Tool Manufacturing Corp., and Morey Machinery Manufacturing
                Corporation, which the Company hereby incorporates by reference from Exhibit 4.2 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1999.

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

  10.29.        Participation Agreement, dated as of June 27, 1997, among El
                Dorado Nitrogen Company, Boatmen's Trust Company of Texas as
                Owner Trustee, Security Pacific Leasing corporation, as Owner
                Participant and a Construction Lender, Wilmington Trust Company,
                Bayerische Landes Bank, New York Branch, as a Construction
                Lender and the Note Purchaser, and Bank of America National
                Trust and Savings Association, as Construction Loan Agent which the Company hereby incorporates by reference from Exhibit 10.5 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1997. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED
                AS IT IS THE SUBJECT OF COMMISSION ORDER CF #5551, DATED
                SEPTEMBER 25, 1997, GRANTING A REQUEST FOR CONFIDENTIAL
                TREATMENT UNDER THE FREEDOM OF INFORMATION ACT AND THE
                SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.

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

  10.42         Amendment to Anhydrous Ammonia Sales Agreement, dated January 4,
                2000, to be effective October 1, 1999, between Koch Nitrogen
                Company and El Dorado Chemical Company, which is incorporated by reference from Exhibit 10.43 to the Company's Amendment No. 2 to its 1999 Form 10-K. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS
                BEEN OMITTED AS IT IS THE SUBJECT OF COMMISSION ORDER CF#9650,
                DATED JULY 2000, GRANTING A REQUEST BY THE COMPANY FOR
                CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION
                UNDER THE FREEDOM OF INFORMATION ACT.

  10.43 Anhydrous Ammonia Sales Agreement, dated January 2000, to be effective October 1, 1999, between Koch Nitrogen Company and El
                Dorado Chemical Company which is incorporated by reference from
                Exhibit 10.44 to the Company's Amendment No. 2 to its 1999 Form
                10-K. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED
                AS IT IS THE SUBJECT OF COMMISSION ORDER CF#9650, DATED JULY
                2000, GRANTING A REQUEST BY THE

                COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND
                EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT.

  10.44         Second Amendment to Second Amended and Restated Loan and
                Security Agreement, dated March 1, 2000 by and between Bank of
                America, N.A. and LSB Industries Inc., Summit Machine Tool
                Manufacturing Corp., and Morey Machinery Manufacturing
                Corporation, which the Company hereby incorporates by reference from Exhibit 10.3 to the Company's Form 8-K dated March 1, 2000.

  10.45         Third Amendment to Second Amended and Restated Loan and Security
                Agreement, dated March 31, 2000 by and between Bank of America,
                N.A. and LSB Industries Inc., Summit Machine Tool Manufacturing
                Corp., and Morey Machinery manufacturing Corporation, which the Company hereby incorporates by reference from Exhibit 10.14 to the Company's Form 10-Q for the fiscal quarter ended March 31, 2000.

  10.46         Loan Agreement dated December 23, 1999 between Climate Craft,
                Inc. and the City of Oklahoma City, which the Company hereby incorporates by reference from Exhibit 10.49 to the Company's
                Amendment No. 2 to its 1999 Form 10-K.

  10.47 Letter, dated April 1, 2000, executed by SBL to Prime amending the Promissory Note, which the Company incorporates by reference from Exhibit 10.52 to the Company's Amendment No. 2 to its 1999
                Form 10-K.

  10.48         Guaranty Agreement, dated as of April 21, 2000, by Prime to
                Stillwater National Bank & Trust relating to that portion of the SBL Borrowings borrowed by SBL, which the Company incorporates by reference from Exhibit 10.50 to the Company's Amendment No. 2 to its 1999 Form 10-K. Substantial similar guarantees have been executed by Prime in favor of Stillwater covering the amounts borrowed by the following affiliates SBL relating to the SBL
                Borrowing s (as \defined in "Relationships and Related
                Transactions:") listed in Exhibit A attached to the Guaranty
                Agreement with the only material differences being the name of the debtor and the amount owing by such debtor. Copies of which will provided to the Commission upon request.

  10.49         Security Agreement, dated effective April 21, 2000, executed by
                Prime in favor of Stillwater National Bank and Trust, which the Company incorporates by reference from Exhibit 10.54 to the Company's Amendment No. 2 to its 1999 Form 10-K.

  10.50         Limited Guaranty, effective April 21, 2000, executed by Prime to
                Stillwater National Bank and Trust, which the Company incorporates by reference from Exhibit 10.55 to the Company's
                Amendment No. 2 to its 1999 Form 10-K.

  10.51         Covenant Waiver Letter, dated October 19, 2000, between The CIT
                Group and DSN Corporation, which the Company hereby incorporates by reference from Exhibit 10.1 to the Company's Form 10-Q for the fiscal quarter ended September 30, 2000.

  10.52         Fourth Amendment to Second Amended and Restated Loan and
                Security Agreement dated October 10, 2000 by and between Bank of

                America, N.A. and LSB Industries, Inc., Summit Machine Tool
                Manufacturing corp., and Morey Machinery Manufacturing
                Corporation, which the Company hereby incorporates by reference from Exhibit 10.2 to the Company's Form 10-Q for the fiscal quarter ended September 30, 2000.

  10.53         Letter Agreement, dated August 23, 2000, between LSB Chemical
                Corp. and Orica USA, Inc., which the Company hereby incorporates by reference from Exhibit 10.4 to the Company's Form 10-Q for the fiscal quarter ended September 30, 2000. CERTAIN INFORMATION
                WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A
                REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE
                SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF
                INFORMATION ACT. THE OMITTED INFORMATION HAS BEEN FILED
                SEPARATELY WITH THE SECRETARY OF THE SECURITIES AND EXCHANGE
                COMMISSION FOR PURPOSES OF SUCH REQUEST.

  10.54         Agreement, dated October 31, 2000, between Orica Nitrogen,
                L.L.C., Orica USA, Inc., and LSB Chemical Corp., which the
                Company hereby incorporates by reference from Exhibit 10.5 to the company's Form 10-Q for the fiscal quarter ended September
                20, 2000. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN
                OMITTED AS IT IS THE SUBJECT OF A REQUEST BY THE COMPANY FOR
                CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION
                UNDER THE FREEDOM OF INFORMATION ACT. THE OMITTED INFORMATION
                HAS BEEN FILED SEPARATELY WITH THE SECRETARY OF THE SECURITIES
                AND EXCHANGE COMMISSION FOR PURPOSES OF SUCH REQUEST.

  10.55. Letter, dated April 1, 2001, executed by SBL to Prime amending the Promissory Note.

  10.56         Letter of Intent, dated December 22, 2000, between El Dorado
                Chemical Company and ORICA USA Inc.

  10.57         Agreement, dated April 2, 2001, between Crystal City Nitrogen
                Company and River Cement Company

  21.1.         Subsidiaries of the Company.

  23.1.         Consent of Independent Auditors.