Form 10-K/A
period 2000-12-31
LSB INDUSTRIES INC
filed 2001-04-30
CIK 60714

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A
                                 AMENDMENT NO. 1

 (Mark One)

[X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

          For the fiscal year ended December 31, 2000

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

                                            Name of Each Exchange
    Title of Each Class                     On Which Registered
Common Stock, Par Value $.10            Over-the-Counter Bulletin Board
$3.25 Convertible Exchangeable
 Class C Preferred Stock, Series 2      Over-the-Counter Bulletin Board


Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for the shorter period that the Registrant has had to file the reports), and (2) has been subject to the filing requirements for the
past 90 days. YES  X   NO    .
                  ---     ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __________.

As of March 31, 2001, the aggregate market value of the 7,486,938 shares of voting stock of the Registrant held by non-affiliates of the Company equaled approximately $28,547,695 based on the closing sales price for the Company's common stock as reported for that date on the Over-the-Counter Bulletin Board. That amount does not include the 1,462 shares of Convertible Non-Cumulative Preferred Stock (the "Non-Cumulative Preferred Stock") held by non-affiliates of the Company. An active trading market does not exist for the shares of Non-Cumulative Preferred Stock.

As of March 31, 2001, the Registrant had 11,894,619 shares of common stock outstanding (excluding 3,269,290 shares of common stock held as treasury stock).

                                    PART III


Item 10.  Directors and Executive Officers of the Company

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

         The following table sets forth the name, principal occupation, age, year in which the individual first became a director, and year in which the director's term will expire for each nominee for election as a director at the Company's 2001 Annual Meeting and all other directors whose terms will continue after the 2001 Annual Meeting. Certain information with respect to the executive officers of the Company is set forth under Item 4A of Part I hereof.


     Name and                           First Became
Principal Occupation                     a Director      Term Expires    Age
Raymond B. Ackerman(1)                       1993            2002        78
Chairman Emeritus of Ackerman
McQueen, Inc.

Gerald J. Gagner(2)                          1997            2001        65
President of Dragerton
Investments

Bernard G. Ille(3)                           1971            2002        74
Investments

Donald W. Munson(4)                          1997            2002        68
Consultant

Tony M. Shelby(5)                            1971            2002        59
Senior Vice President of
Finance and Chief
Financial Officer of the
Company

Barry H. Golsen(6)                           1981            2003        50
Vice Chairman of the
Board of Directors of
the Company and President
of the Climate Control
Business of the Company

David R. Goss(7)                             1971            2003        60
Senior Vice President of
Operations of the Company

Jerome D. Shaffer, M.D.(8)                   1969            2003        84
Investments

Robert C. Brown, M.D.(9)                     1969            2001        70
President of Northwest
Internal Medicine
Associates, Inc.

Jack E. Golsen(10)                           1969            2001        72
President, Chief Executive
Officer and Chairman of
the Board of Directors of
the Company

Horace G. Rhodes(11)                         1996            2001        73
President/Managing Partner,
Kerr, Irvine, Rhodes
and Ables

Charles A. Burtch(12)                        1999            2001        66
Investments

(1) From 1972 until his retirement in 1992, Mr. Ackerman served as Chairman of the Board and President of Ackerman, McQueen, Inc., the largest public relations firm in Oklahoma. Mr. Ackerman currently serves as Chairman Emeritus of Ackerman, McQueen, Inc. Mr. Ackerman retired as a Rear Admiral from the United States Naval Reserves. Mr. Ackerman is a graduate of Oklahoma City University, and in 1996, he was awarded an honorary doctorate from Oklahoma City University.

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

(3) Mr. Ille served as President and Chief Executive Officer of First Life Assurance Company from May 1988, until it was acquired by another company in March 1994. For more than five (5) years prior to joining First Life, Mr. Ille served as President of United Founders Life Insurance Company. Mr. Ille is a director of Landmark Land Company, Inc., which was parent company of First Life. Mr. Ille is also a director for Quail Creek Bank, N.A. Mr. Ille is currently a private investor. He is a graduate of the University of Oklahoma.

(4) Mr. Munson is a resident of England. From January 1988, until his retirement in August 1992, Mr. Munson served as President and Chief Operating Officer of Lennox Industries. Prior to his election as President and Chief Operating Officer of Lennox Industries, Mr. Munson served as Executive Vice President of Lennox Industries' Division Operations, President of Lennox Canada and Managing Director of Lennox Industries' European Operations. Prior to joining Lennox Industries, Mr. Munson served in various capacities with the Howden Group, a company located in England, and The Trane Company, including serving as the managing director of various companies within the Howden Group and Vice President Europe for The Trane Company. Mr. Munson is currently a consultant and international distributor for the Ducane Company, an equipment manufacturer, and is serving as a member of the Board of Directors of Multi Clima SA, a French manufacturer of air conditioning
         - heating equipment, which the Company has an option to acquire. Mr. Munson has degrees in mechanical engineering and business administration from the University of Minnesota.

(5) Mr. Shelby, a certified public accountant, is Senior Vice President and Chief Financial Officer of the Company, a position he has held for more than five (5) years. Prior to becoming Senior Vice President and Chief Financial Officer of the Company, Mr. Shelby served as Chief Financial Officer of a subsidiary of the Company and was with the accounting firm of Arthur Young & Co., a predecessor to Ernst & Young, L.L.P. Mr. Shelby is a graduate of Oklahoma City University.

(6) Mr. Golsen, L.L.B., has served as Vice Chairman of the Board of the Company since August 1994, and for more than five (5) years has been the President of the Company's Climate Control Business. Mr. Golsen has both his undergraduate and law degrees from the University of Oklahoma.

(7) Mr. Goss, a certified public accountant, is Senior Vice President - Operations of the Company and has served in substantially the same capacity for more than five (5) years. Mr. Goss is a graduate of Rutgers University.

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

(11) Mr. Rhodes is the Chairman of the law firm of Kerr, Irvine, Rhodes & Ables and has served in such or similar capacity and has practiced law for more than five (5) years. Since 1972, Mr. Rhodes has served as Executive Vice President and General Counsel for the Association of Oklahoma Life Insurance Companies and since 1982 has served as Executive Vice President and General Counsel for the Oklahoma Life and Health Insurance Guaranty Association. Mr. Rhodes received his undergraduate and law degrees from the University of Oklahoma.

(12) Mr. Burtch was formerly Executive Vice-President and West Division Manager of BankAmerica, where he managed BankAmerica's asset-based lending division for the western third of the United States. Mr. Burtch retired in 1998 and has since been engaged as a private investor. He is a graduate of Arizona State University.

         Family Relationships. Jack E. Golsen is the father of Barry H. Golsen and the brother-in-law of Robert C. Brown, M.D. Robert C. Brown, M.D. is the uncle of Barry H. Golsen.

         Section 16(a) Beneficial Ownership Reporting Compliance. Based solely on a review of copies of the Forms 3, 4 and 5 and amendments thereto furnished to the Company with respect to 2000, or written representations that no such reports were required to be filed with the Securities and Exchange Commission, the Company believes that during 2000 all directors and officers of the Company and beneficial owners of more than ten percent (10%) of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act filed their required Forms 3, 4, or 5, as required by Section 16(a) of the

Securities Exchange Act of 1934, as amended, on a timely basis, except Mr. Ille filed one Form 4 inadvertently late to report two transactions.

Item 11.  Executive Compensation.

         The following table shows the aggregate cash compensation which the Company and its subsidiaries paid or accrued to the Chief Executive Officer and each of the other four (4) most highly-paid executive officers of the Company (which includes the Vice Chairman of the Board who also serves as President of the Company's Climate Control Business). The table includes cash distributed for services rendered during 2000, plus any cash distributed during 2000 for services rendered in a prior year, less any amount relating to those services previously included in the cash compensation table for a prior year.


                           Summary Compensation Table

                                                                      Long-term
                                                                       Compen-
                                                                       sation
                               Annual Compensation                     Awards


                                                                      Securities
                                                                      Underlying
Name  and                                    Salary          Bonus      Stock
Position                           Year        ($)           ($)(1)    Options
Jack E. Golsen,                    2000      477,400           --           --
Chairman  of                       1999      477,400           --      265,000
the Board,                         1998      477,400           --           --
President and
Chief Executive Officer


Barry H. Golsen,                   2000      226,600           --           --
Vice Chairman                      1999      226,600      100,000      155,000
of the Board of                    1998      226,600           --           --
Directors and
President of the
Climate Control Business

David R. Goss,                     2000      190,500           --           --
Senior Vice                        1999      190,500           --      100,000
President -                        1998      190,500           --           --
Operations

Tony M. Shelby,                    2000      190,500           --           --
Senior Vice                        1999      190,500           --      100,000
President/Chief                    1998      190,500           --           --
Financial Officer

David M. Shear,                    2000      165,000           --           --
Vice President/                    1999      165,000           --      100,000
General Counsel                    1998      165,000           --           --

         (1) Bonuses are for services rendered for the prior fiscal year. No bonuses were paid to the above-named executive officers for 1997, 1998, or 1999 performance except for a compensation adjustment paid in 2000 to Barry H. Golsen due to the 1999 stand-alone profitability and performance of the Climate Control Businesses which report to him. No bonuses are expected to be paid to the above-named executive officers for 2000 performance.

         (2) Does not include perquisites and other personal benefits, securities or property for the named executive officer in any year if the aggregate amount of such compensation for such year does not exceed the lesser of $50,000 or 10% of the total of annual salary and bonus reported for the named executive officer for such year.

         Option Grants in 2000. There were no individual grants of stock options made to any of the named executive officers in the above Summary Compensation Table during the last fiscal year.

                       Aggregated Option Exercises in 2000
                       and Fiscal Year End Option Values.

         The following table sets forth information concerning the number and value of unexercised options held by each of the named executive officers during the last fiscal year and the year-end value of unexercised options. None of these executive officers exercised options during the year ended December 31, 2000.


                            Number of                   Value
                           Securities               of Unexercised
                           Underlying                In-the-Money
                           Unexercised                Options at
                            Options at              Fiscal Year End
                           FY End (#)(1)               ($) (1)(2)

                          Exercisable/               Exercisable/
     Name                 Unexercisable              Unexercisable
Jack E. Golsen          153,000/212,000(3)           60,699/242,794

Barry H. Golsen         136,000/124,000(4)           34,297/137,188

David R. Goss           106,000/80,000(5)            23,740/94,960

Tom M. Shelby           106,000/80,000(5)            23,740/94,960

David M. Shear           97,000/80,000(5)            23,740/94,960

         (1) The incentive stock options granted under the Company's stock option plans become exercisable 20% after one year from date of grant, an additional 20% after two years, an additional 30% after three years, and the remaining 30% after four years.

         (2) The values are based on the difference between the price of the Company's Common Stock on the Over-the-Counter Bulletin Board at the close of trading on December 31, 2000 of $2.437 per share and the exercise price of such option. The actual value realized by a named executive officer on the exercise of these options depends on the market value of the Company's Common Stock on the date of exercise.

         (3) The amounts shown include a non-qualified stock option covering 176,500 shares of Common Stock of which 35,300 shares are currently exercisable.

         (4) The amounts shown include a non-qualified stock option covering 55,000 shares of Common Stock of which 11,000 shares are currently exercisable.

         (5) The amounts shown include a non-qualified stock option covering 35,000 shares of Common Stock of which 7,000 shares are currently exercisable.

         Other Plans. The Board of Directors has adopted an LSB Industries, Inc., Employee Savings Plan (the "401(k) Plan") for the employees (including executive officers) of the Company and its subsidiaries, excluding certain (but not all) employees covered under union agreements. The 401(k) Plan is an employee contribution plan, and the Company and its subsidiaries make no contributions to the 401(k) Plan. The amount that an employee may contribute to the 401(k) Plan equals a certain percentage of the employee's compensation, with the percentage based on the employee's income and certain other criteria as required under Section 401(k) of the Internal Revenue Code. The Company or subsidiary deducts the amounts contributed to the 401(k) Plan from the employee's compensation each pay period, in accordance with the employee's instructions, and pays the amount into the 401(k) Plan for the employee's benefit. The Summary Compensation Table set forth above includes any amount contributed and deferred during the 1998, 1999, and 2000 fiscal years pursuant to the 401(k) Plan by the named executive officers of the Company.

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

Compensation of Directors. In 2000, the Company compensated eight non-employee directors in the amount of $4,500 each for their services. The non-employee directors of the Company also received $500 for every meeting of the Board of Directors attended during 2000. Messrs. Rhodes, Ille, Brown, and Shaffer, received an additional $20,000 each for their services on the Audit Committee in 2000. Mr. Burtch received an additional $36,000 for his services on the

Audit Committee during 2000 and part of 1999. During 2000, Mr. Munson was paid approximately $37,300 for consulting services in connection with developing the Company's European business.

         In September, 1993, the Company adopted the 1993 Non-Employee Director Stock Option Plan (the "Outside Director Plan"). The Outside Director Plan authorizes the grant of non-qualified stock options to each member of the Company's Board of Directors who is not an officer or employee of the Company or its subsidiaries. The maximum shares for which options may be issued under the Outside Director Plan will be 150,000 shares (subject to adjustment as provided in the Outside Director Plan). The Company shall automatically grant to each outside director an option to acquire 5,000 shares of the Company's Common Stock on April 30 following the end of each of the Company's fiscal years in which he Company realizes net income of $9.2 million or more for such fiscal year. The exercise price for an option granted under the Outside Director Plan shall be the fair market value of the shares of Common Stock at the time the option is granted. Each option granted under the Outside Director Plan, to the extent not exercised, shall terminate upon the earlier of the termination of the outside director as a member of the Company's Board of Directors or the fifth anniversary of the date such option was granted. The Company did not grant options under the Outside Director Plan in April, 1998, 1999, and 2000.

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

         The severance agreements provide that a "change in control" means a change in control of the Company of a nature that would require the filing of a Form 8-K with the Securities and Exchange Commission and, in any event, would mean when: (1) any individual, firm, corporation, entity, or group (as defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as mended) becomes the beneficial owner, directly or indirectly, of thirty percent (30%) or more of the combined voting power of the Company's outstanding voting securities having the right to vote for the election of directors, except acquisitions by: (a) any person, firm, corporation, entity, or group which, as of the date of the severance agreement, has that ownership, or (b) Jack E. Golsen, his wife; his children and the spouses of his children; his estate; executor or administrator of any estate, guardian or custodian for Jack E. Golsen, his wife, his children, or the spouses of his children, any corporation, trust, partnership, or other entity of which Jack E. Golsen, his wife, children, or the spouses of his children own at least eighty percent (80%) of the outstanding beneficial voting or equity interests, directly or indirectly, either by any one or more of the above-described persons, entities, or estates; and certain affiliates and associates of any of the above-described persons, entities, or estates; (2) individuals who, as of the date of the severance agreement, constitute the Board of Directors of the Company (the "Incumbent Board") and who cease for any reason to constitute a majority of the Board of Directors except that any person becoming a director subsequent to the date of the severance agreement, whose election or nomination for election is approved by a majority of the Incumbent Board (with certain limited exceptions), will constitute a member of the Incumbent Board; or (3) the sale by the Company of all or substantially all of its assets.

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

         Compensation Committee Interlocks and Insider Participation. The Company's Executive Salary Review Committee has the authority to set the compensation of all officers of the Company. This Committee generally considers and approves the recommendations of the President. The members of the Executive Salary Review Committee are the following non-employee directors: Robert C. Brown, M.D., Jerome D. Shaffer, M.D., and Bernard G. Ille. During 2000, the Executive Salary Review Committee had two meetings.

         See "Compensation of Directors" for information concerning compensation paid to non-employee directors of the Company during 2000 for services as a director to the Company, and Item 13 "Certain Relationships and Related Transactions" for information concerning compensation paid to an affiliate of Mr. Brown.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

         Security Ownership of Certain Beneficial Owners. The following table shows the total number and percentage of the outstanding shares of the Company's voting Common Stock and voting Preferred Stock beneficially owned as of the close of business on April 15, 2001, with respect to each person (including any "group" as used in Section 13(d)(3) of the Securities Act of 1934, as amended) that the Company knows to have beneficial ownership of more than five percent (5%) of the Company's voting Common Stock and voting Preferred Stock. A person is deemed to be the beneficial owner of voting shares of Common Stock of the Company which he or she could acquire within sixty (60) days of April 27, 2001.

         Because of the requirements of the Securities and Exchange Commission as to the method of determining the amount of shares an individual or entity may beneficially own, the amounts shown below for an individual or entity may include shares also considered beneficially owned by others.


                                               Amounts
Name and Address               Title          of Shares         Percent
      of                        of           Beneficially         of
Beneficial Owner               Class           Owned(1)          Class
Jack E. Golsen and            Common         4,417,123(3)(5)(6)  34.0%
members of his family(2)  Voting Preferred      20,000(4)(6)     92.7%

Kent C. McCarthy              Common         2,363,081(7)        17.7%

Riverside Capital
Advisors, Inc.                Common         1,467,397(8)        11.0%

James W. Sight                Common           680,540(9)         5.7%

Paul J. Denby                 Common           648,480(10)        5.4%

----------

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

         (3) Includes (a) the following shares over which Jack E. Golsen ("J. Golsen") has the sole voting and dispositive power: (i) 40,000 shares that he owns of record, (ii) 4,000 shares that he has the right to acquire upon conversion of a promissory note, (iii) 133,333 shares that he has the right to acquire upon the conversion of 4,000 shares of the Company's Series B 12% Cumulative Convertible Preferred Stock (the "Series B Preferred") owned of record by a trust, of which he is the sole trustee, (iv) 10,000 shares owned of record by the MG Trust, of which he is the sole trustee,
(v) 69,028 shares owned of record by a trust, of which he is the sole trustee, and (vi) 153,000 shares that he has the right to acquire within the next sixty
(60) days under the Company's stock option plans; (b) 643,290 shares owned of record by Sylvia H. Golsen, and 394,415 shares owned of record by a trust, of which Sylvia H. Golsen is the sole trustee, over which she and her husband, J. Golsen share voting and dispositive power; (c) 246,616 shares over which Barry
H. Golsen ("B. Golsen") has the sole voting and dispositive power, 533 shares owned of record by B. Golsen's wife, over which he shares the voting and dispositive power, and 136,000 shares that he has the right to acquire within the next sixty (60) days under the Company's stock option plans; (d) 206,987 shares over which Steven J. Golsen ("S. Golsen") has the sole voting and dispositive power and 105,000 shares that he has the right to acquire within the next sixty (60) days under the Company's stock option plans; (e) 222,460 shares held in trust for the grandchildren of J. Golsen and Sylvia H. Golsen of which
B. Golsen, S. Golsen and Linda F. Rappaport ("L. Rappaport") jointly or individually are trustees; (f) 82,552 shares owned of record by L. Rappaport, over which L. Rappaport has the sole voting and dispositive power; (g) 1,336,799 shares owned of record by SBL Corporation ("SBL"), 39,177 shares that SBL has the right to acquire upon conversion of 9,050 shares of the Company's non-voting $3.25 Convertible Exchangeable Class C Preferred Stock, Series 2 (the "Series 2 Preferred"), and 400,000 shares that SBL has the right to acquire upon conversion of 12,000 shares of Series B Preferred owned of record by SBL, and
(h) 60,600 shares owned of record by Golsen Petroleum Corporation ("GPC"), which is a wholly-owned subsidiary of SBL, and 133,333 shares that GPC has the right to acquire upon conversion of 4,000 shares of Series B Preferred owned of record by GPC. SBL is wholly-owned by Sylvia H. Golsen (40% owner), B. Golsen (20% owner), S. Golsen (20% owner), and L. Rappaport (20% owner) and, as a result, SBL, J. Golsen, Sylvia H. Golsen, B. Golsen, S. Golsen, and L. Rappaport share the voting and dispositive power of the shares beneficially owned by SBL. SBL's address is 16 South Pennsylvania Avenue, Oklahoma City, Oklahoma 73107.

         (4) Includes: (a) 4,000 shares of Series B Preferred owned of record by a trust, of which J. Golsen is the sole trustee, over which he has the sole voting and dispositive power; (b) 12,000 shares of Series B Preferred owned of record by SBL; and (c) 4,000 shares owned of record by SBL's wholly-owned subsidiary, GPC, over which SBL, J. Golsen, Sylvia H. Golsen, B. Golsen, S. Golsen, and L. Rappaport share the voting and dispositive power.

         (5) Does not include 124,350 shares of Common Stock that L. Rappaport's husband owns of record and 185,000 shares which he has the right to acquire within the next sixty (60) days under the Company's stock option plans, all of which L. Rappaport disclaims beneficial ownership. Does not include 234,520 shares of Common Stock owned of record by certain trusts for the benefit of B. Golsen, S. Golsen, and L. Rappaport over which B. Golsen, S. Golsen and L. Rappaport have no voting or dispositive power. Heidi Brown Shear, an officer of the Company and the niece of
J. Golsen, is the Trustee of each of these trusts.

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

         (7) Kent C. McCarthy, manager of Jayhawk Capital Management, L.L.C. ("Jayhawk"), a Delaware limited liability company and investment advisor, is deemed to beneficially own 2,363,081 shares of the Company's Common Stock (which includes 1,451,081 shares of Common Stock receivable upon conversion of 335,200 shares of Series 2 Preferred). This number of shares includes the shares Mr. McCarthy personally owns, as well as the shares he controls as manager of Jayhawk. As manager of Jayhawk, Mr. McCarthy has sole voting and dispositive power over the Common Stock beneficially owned by Jayhawk. Jayhawk is deemed to have beneficial ownership of 1,994,116 shares of the Company's Common Stock (which includes 1,083,116 shares of Common Stock receivable upon conversion of 250,200 shares of Series 2 Preferred), all of which shares are held in portfolios of Jayhawk Institutional Partners, L.P., ("Jayhawk Institutional") a Delaware limited partnership (1,344,766 shares of Common Stock including 433,766 shares of Common Stock receivable upon conversion of 100,200 shares of Series 2 Preferred) and Jayhawk Investments, L.P., ("Jayhawk Investments") a Delaware limited partnership (649,350 shares of Common Stock receivable upon conversion of 150,000 shares of Series 2 Preferred). Jayhawk is the general partner of Jayhawk Institutional and Jayhawk Investments and, as such, has sole voting and dispositive power over these shares. Mr. McCarthy disclaims beneficial ownership of all such shares other than his personal holdings. Mr. McCarthy's address is 8201 Mission Road, Suite 110, Prairie Village, Kansas 66208.

         (8) Riverside Capital Advisors, Inc. ("Riverside") advised the Company that it owns 341,255 shares of Series 2 Preferred that is convertible into 1,467,397 shares of Common Stock. Riverside further advised the Company that it has voting and dispositive power over such shares as a result of Riverside having full discretionary investment authority over customers' accounts to which it provides investment services. The address of Riverside is 1650 Southeast 17th Street Causeway, Fort Lauderdale, Florida 33316.

         (9) James W. Sight has sole voting and dispositive power over 680,540 shares of Common Stock (which includes 145,485 shares of Common

Stock receivable upon conversion of 33,677 shares of Series 2 Preferred). Mr. Sight's address is 8500 College Boulevard, Overland Park, Kansas 66210.

         (10) Paul J. Denby advised the Company that he has voting and dispositive power over 648,480 shares of Common Stock (which includes 103,680 shares of Common Stock receivable upon conversion of 24,000 shares of Series 2 Preferred). This number of shares includes 20,184 shares beneficially owned by Mr. Denby's spouse over which Mr. Denby shares voting and dispositive power. Mr. Denby's address is 4613 Redwood Court, Irving, Texas 75038.

         Security Ownership of Management. The following table sets forth information obtained from the directors and nominees to be elected as a director of the Company and the directors, nominees and executive officers of the Company as a group as to their beneficial ownership of the Company's voting Common Stock and voting Preferred Stock as of April 15, 2001.

         Because of the requirements of the Securities and Exchange Commission as to the method of determining the amount of shares an individual or entity may own beneficially, the amount shown below for an individual may include shares also considered beneficially owned by others. Any shares of stock which a person does not own, but which he or she has the right to acquire within sixty (60) days of April 27, 2000, are deemed to be outstanding for the purpose of computing the percentage of outstanding stock of the class owned by such person but are not deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person.


                                                                  Amounts of
                                                                    Shares
   Name of                                    Title of           Beneficially        Percent of
Beneficial Owner                                Class               Owned              Class
Raymond B. Ackerman                            Common              46,000(2)               *

Robert C. Brown, M.D.                          Common             248,329(3)             2.1%

Charles A. Burtch                              Common              15,000(4)               *

Gerald J. Gagner                               Common              33,000(5)               *

Barry H. Golsen                                Common           2,575,518(6)            20.4%
                                          Voting Preferred         16,000(6)            74.2%

Jack E. Golsen                                 Common           3,416,975(7)            26.8%
                                          Voting Preferred         20,000(7)            92.7%

David R. Goss                                  Common             294,625(8)             2.5%

Bernard G. Ille                                Common             100,000(9)               *

Donald W. Munson                               Common              31,432(10)              *

Horace G. Rhodes                               Common              35,000(11)              *

Jerome D. Shaffer, M.D.                        Common             144,363(12)            1.2%

Tony M. Shelby                                 Common             305,879(13)            2.5%

Directors and                                  Common           5,566,389(14)           40.9%
Executive Officers                        Voting Preferred         20,000               92.7%
as a group number
(14 persons)

* Less than 1%.

         (1) The Company based the information, with respect to beneficial ownership, on information furnished by each director or officer, contained in filings made with the Securities and Exchange Commission, or contained in the Company's records.

         (2) This amount includes the following shares over which Mr. Ackerman shares voting and dispositive power: (i) 2,000 shares held by Mr. Ackerman's trust, and (ii) 4,000 shares held by the trust of Mr. Ackerman's wife. The remaining 40,000 shares of Common Stock included herein are shares that Mr. Ackerman may acquire pursuant to currently exercisable non-qualified stock options granted to him by the Company.

         (3) The amount shown includes 40,000 shares of Common Stock that Dr. Brown may acquire pursuant to currently exercisable non-qualified stock options granted to him by the Company. The shares, with respect to which Dr. Brown shares the voting and dispositive power, consists of 122,516 shares owned by Dr. Brown's wife, 15,000 shares held jointly by Dr. Brown and his wife, 50,727 shares owned by Robert C. Brown, M.D., Inc., a corporation wholly-owned by Dr. Brown, and 20,086 shares held by the Robert C. Brown M.D., Inc. Employee Profit Sharing Plan, of which Dr. Brown serves as the trustee. The amount shown does not include 50,380 shares owned directly, or through trusts, by the children of Dr. Brown, all of which Dr. Brown disclaims beneficial ownership.

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

         (8) The amount shown includes 113,000 shares that Mr. Goss has the right to acquire within sixty (60) days pursuant to options granted under the Company's stock option plans. Mr. Goss has the sole voting and dispositive power over these shares.

         (9) The amount includes (i) 40,000 shares that Mr. Ille may purchase pursuant to currently exercisable non-qualified stock options, over which Mr. Ille has the sole voting and dispositive power, and (ii) 50,000 shares owned of record by Mr. Ille's wife.

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

         (13) Mr. Shelby has the sole voting and dispositive power over these shares, which include 113,000 shares that Mr. Shelby has the right to acquire within sixty (60) days pursuant to options granted under the Company's stock option plans and 15,151 shares that Mr. Shelby has the right to acquire upon conversion of 3,500 shares of Series 2 Preferred owned by Mr. Shelby.

         (14) The amount shown includes 976,000 shares of Common Stock that executive officers, directors, or entities controlled by executive officers and directors of the Company have the right to acquire within sixty (60) days.

Possible Change in Control. A subsidiary of the Company and the family of Jack
E. Golsen and entities controlled by them have pledged certain shares of the Company's Common Stock to a lender as described under Item 13 "Certain Relationships and Related Transactions" contained in this report. If the shares of Common Stock pledged to the lender are foreclosed on, and assuming the Company does not issue any additional shares of Common Stock and none of the Company's outstanding Preferred Stock is converted, the percentage of outstanding shares of Common Stock held by the lender would be approximately 17% of the then outstanding shares of Common Stock and may, at a subsequent date, result in a change in control of the Company.

Item 13.   Certain Relationships and Related Transactions.

         A subsidiary of the Company, Hercules Energy Mfg. Corporation ("Hercules"), leased land and a building in Oklahoma City, Oklahoma from Mac Venture, Ltd. ("Mac Venture"), a limited partnership. GPC (a wholly owned subsidiary of SBL) serves as the general partner of Mac Venture. The limited partners of Mac Venture include GPC and the three children of Jack E. Golsen. See "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" above for a discussion of the stock ownership of SBL. The warehouse and shop space leased by Hercules from Mac Venture consists of a total of 30,000 square feet. Hercules leased the property from Mac Venture for $3,750 per month under a month-to-month triple net lease extension which began as of January 1, 2000.

         Northwest Internal Medicine Associates ("Northwest"), a division of Plaza Medical Group., P.C., has an agreement with the Company to perform medical examinations of the management and supervisory personnel of the Company and its subsidiaries. Under such agreement, Northwest is paid $2,000 a month to perform all such examinations. Dr. Robert C. Brown (a director of the Company) is Vice President and Treasurer of Plaza Medical Group., P.C.

         In 1983, LSB Chemical Corp. ("LSB Chemical"), a subsidiary of the Company, acquired all of the outstanding stock of El Dorado Chemical Company ("EDC") from its then four stockholders ("Ex-Stockholders"). A substantial portion of the purchase price consisted of an earnout based primarily on the annual after-tax earnings of EDC for a ten-year period. During 1989, two of the Ex-Stockholders received LSB Chemical promissory notes for a portion of their earnout, in lieu of cash, totaling approximately $896,000, payable $496,000 in January 1990, and $400,000 in May, 1994. LSB Chemical agreed to a buyout of the balance of the earnout from the four Ex-Stockholders for an aggregate purchase amount of $1,231,000. LSB Chemical purchased for cash the earnout from two of the Ex-Stockholders and issued multi-year promissory notes totaling $676,000 to the other two Ex- Stockholders. Jack E. Golsen guaranteed LSB Chemical's payment obligation under the promissory notes. The unpaid balance of these notes at March 31, 2001, was $400,000.

         On October 17, 1997, Prime Financial Corporation ("Prime"), a subsidiary of the Company, borrowed from SBL Corporation, a corporation wholly owned by the spouse and children of Jack E. Golsen, Chairman of the Board and President of the Company, the principal amount of $3,000,000 (the "Prime Loan") on an unsecured basis and payable on demand, with interest payable monthly in arrears at a fixed interest rate of 10.75% per annum. The purpose of the loan was to assist the Company by providing additional liquidity. The Company has guaranteed the Prime Loan. In February 2000, the Company borrowed approximately $500,000 under its key man life insurance policies, and used such proceeds to reduce the principal amount due SBL. During all of 2000, $700,000 in principal and $221,000 in interest was paid on this Prime Loan, and as of March 31, 2000, the unpaid principal balance on the Prime Loan was $1,750,000. In April 2000, at the request of Prime and the Company, SBL agreed to modify the demand note to make such a term note with a maturity date no earlier than April 1, 2001, except under limited circumstances. In April 2001, this term note was amended to require repayment of $300,000 in 2001 and $1,450,000 in 2002.

In order to make the Prime Loan to Prime, SBL and certain of its affiliates borrowed the $3,000,000 from a bank (collectively "SBL Borrowings"), and as part of the collateral pledged by SBL to the bank in connection with such loan, SBL pledged, among other things, its note from Prime. In order to obtain SBL's agreement as provided above, and for other reasons, effective April 21, 2000, a subsidiary of the Company guaranteed on a limited basis the obligations of SBL and its affiliates relating to the unpaid principal amount due to the bank in connection with the SBL Borrowings, and in order to secure its obligations under the guarantees pledged to the bank 1,973,461 shares of the Company's Common Stock that it holds as treasury stock. Under the limited guaranty, the Company's subsidiary's liability is limited to the value, from time to time, of the Common Stock of the Company pledged to secure its obligations under its guarantees to the bank relating to the SBL Borrowings. As of March 31, 2001, the outstanding principal balance due to the bank from SBL as a result of such loan was $1,800,000.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)   FINANCIAL STATEMENTS

The following consolidated financial statements of the Company appear immediately following this Part IV:*



                                                                      PAGES
                                                                      -----
Report of Independent Auditors                                      F-1

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

Quarterly Financial Data (Unaudited)                                F-47 to F-48

    (a)(2)  FINANCIAL STATEMENT SCHEDULE

            The Company has included the following schedule in this report:

    II - Valuation and Qualifying Accounts                          F-49 to F-50

* These financial statements are included in the original Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on April 17, 2001.

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

10.36. Non-Qualified Stock Option Agreement, dated April 22, 1998, between the Company and Robert C. Brown, M.D., which the Company hereby incorporates by reference from Exhibit 10.43 to the Company's Form 10-K for the year ended December 31, 1998. The Company entered into substantially identical agreements with Bernard G. Ille, Jerome D. Shaffer, Raymond B. Ackerman, Horace G. Rhodes, Gerald J. Gagner, and Donald W. Munson. The Company will provide copies of these agreements to the Commission upon request.

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

10.48 Guaranty Agreement, dated as of April 21, 2000, by Prime to Stillwater National Bank & Trust relating to that portion of the SBL Borrowings borrowed by SBL, which the Company incorporates by reference from Exhibit 10.53 to the Company's Amendment No. 2 to its 1999 Form 10-K. Substantial similar guarantees have been executed by Prime in favor of Stillwater covering the amounts borrowed by the following affiliates SBL relating to the SBL Borrowings (as in "Relationships and Related Transactions:") listed in Exhibit A attached to the Guaranty Agreement with the only material differences being the name of the debtor and the amount owing by such debtor. Copies of which will provided to the Commission upon request.

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

10.53 Letter Agreement, dated August 23, 2000, between LSB Chemical Corp. and Orica USA, Inc., which the Company hereby incorporates by reference from Exhibit
10.4 to the Company's Form 10-Q for the fiscal quarter ended September 30, 2000. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF COMMISSION ORDER CF #10714, DATED FEBRUARY 21, 2001, GRANTING A REQUEST FOR CONFIDENTIAL TREATMENT UNDER THE FREEDOM OF INFORMATION ACT AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.

10.54 Agreement, dated October 31, 2000, between Orica Nitrogen, L.L.C., Orica USA, Inc., and LSB Chemical Corp., which the Company hereby incorporates by reference from Exhibit 10.5 to the company's Form 10-Q for the fiscal quarter ended September 20, 2000. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF COMMISSION ORDER CF # 10714 DATED FEBRUARY 21, 2001, GRANTING A REQUEST FOR CONFIDENTIAL TREATMENT UNDER THE FREEDOM OF INFORMATION ACT AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.

10.55. Letter, dated April 1, 2001, executed by SBL to Prime amending the Promissory Note.*

10.56. Letter of Intent, dated December 22, 2000, between El Dorado Chemical Company and Orica USA, Inc.*

10.57. Agreement, dated April 2, 2001, between Crystal City Nitrogen Company and River Cement Company.*

10.58. Loan and Security Agreement, dated April 13, 2001 by and among LSB Industries, Inc., ClimaChem and each of its Subsidiaries that are Signatories, the Lenders that are Signatories and Foothill Capital Corporation, which the Company hereby incorporates by reference from Exhibit 10.51 to ClimaChem, Inc.'s amendment No. 1 to Form 10-K for the year ended December 31, 2000.

10.59. Third Amended and Restated Loan and Security Agreement dated April 16, 2001 by and between Bank of America, N.A. and Summit Machine Tool Manufacturing Corp.**

21.1. Subsidiaries of the Company.*

23.1. Consent of Independent Auditors.*

* Filed in the original Form 10-K for the year ended December 31, 2000, which was filed with the Securities and Exchange Commission on April 17, 2001.

** Filed herewith.

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly-authorized, to sign this Amendment No.1 to the report on its behalf on this 27th day of April, 2001.

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

Dated:  April 27, 2001          By: /s/ Jack E. Golsen
                                 Jack E. Golsen, Director

Dated:  April 27, 2001          By: /s/ Tony M. Shelby
                                 Tony M. Shelby, Director

Dated:  April 27, 2001          By: /s/ David R. Goss
                                 David R. Goss, Director

Dated:  April 27, 2001          By: /s/ Barry H.Golsen
                                 Barry H. Golsen, Director

Dated:  April 27, 2001          By: /s/ Robert C. Brown
                                 Robert C. Brown, Director

Dated:  April 27, 2001          By: /s/ Bernard G. Ille
                                 Bernard G. Ille, Director

Dated:  April 27, 2001          By: /s/ Jerome D. Shaffer
                                 Jerome D. Shaffer, Director

Dated:  April 27, 2001          By: /s/ Raymond B. Ackerman
                                 Raymond B. Ackerman, Director

Dated:  April 27, 2001          By: /s/ Horace G. Rhodes
                                 Horace G. Rhodes, Director.

Dated:  April 27, 2001          By: /s/ Gerald J. Gagner
                                 Gerald J. Gagner, Director

Dated:  April 27, 2001          By: /s/ Donald W. Munson
                                 Donald W. Munson, Director

Dated:  April 27, 2001          By: /s/ Charles A. Burtch
                                 Charles A. Burtch, Director

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
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

  10.36. Non-Qualified Stock Option Agreement, dated April 22, 1998, between the Company and Robert C. Brown, M.D., which the Company hereby incorporates by reference from Exhibit 10.43 to the Company's Form 10-K for the year ended December 31, 1998. The
               Company entered into substantially identical



               agreements with Bernard G. Ille, Jerome D. Shaffer, Raymond B.
               Ackerman, Horace G. Rhodes, Gerald J. Gagner, and Donald W.
               Munson. The Company will provide copies of these agreements to the Commission upon request.

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

  10.47 Letter, dated April 1, 2000, executed by SBL to Prime amending the Promissory Note, which the


               Company incorporates by reference from Exhibit 10.52 to the Company's Amendment No. 2 to its 1999 Form 10-K.

  10.48        Guaranty Agreement, dated as of April 21, 2000, by Prime to
               Stillwater National Bank & Trust relating to that portion of the SBL Borrowings borrowed by SBL, which the Company incorporates by reference from Exhibit 10.53 to the Company's Amendment No. 2 to its 1999 Form 10-K. Substantial similar guarantees have been executed by Prime in favor of Stillwater covering the amounts borrowed by the following affiliates SBL relating to the SBL
               Borrowings (as in "Relationships and Related Transactions:")
               listed in Exhibit A attached to the Guaranty Agreement with the only material differences being the name of the debtor and the amount owing by such debtor. Copies of which will provided to the Commission upon request.

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

  10.53        Letter Agreement, dated August 23, 2000, between LSB Chemical
               Corp. and Orica USA, Inc., which the Company hereby incorporates by reference from Exhibit 10.4 to the Company's Form 10-Q for the fiscal quarter ended September 30, 2000. CERTAIN INFORMATION
               WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF
               COMMISSION ORDER CF #10714, DATED FEBRUARY 21, 2001, GRANTING A
               REQUEST FOR CONFIDENTIAL TREATMENT UNDER THE FREEDOM OF
               INFORMATION ACT AND THE SECURITIES EXCHANGE ACT OF 1934, AS
               AMENDED.

  10.54        Agreement, dated October 31, 2000, between Orica Nitrogen,
               L.L.C., Orica USA, Inc., and LSB Chemical Corp., which the
               Company hereby incorporates by reference from Exhibit 10.5 to the company's Form 10-Q for the fiscal quarter ended September 20, 2000. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS
               IT IS THE SUBJECT OF COMMISSION ORDER CF # 10714 DATED FEBRUARY
               21, 2001, GRANTING A REQUEST FOR CONFIDENTIAL TREATMENT UNDER THE
               FREEDOM OF INFORMATION ACT AND THE SECURITIES EXCHANGE ACT OF
               1934, AS AMENDED.

  10.55. Letter, dated April 1, 2001, executed by SBL to Prime amending the Promissory Note.*

  10.56.       Letter of Intent, dated December 22, 2000, between El Dorado
               Chemical Company and Orica USA, Inc.*

  10.60.       Agreement, dated April 2, 2001, between Crystal City Nitrogen
               Company and River Cement Company.*

  10.61.       Loan and Security Agreement, dated April 13, 2001 by and among
               LSB Industries, Inc., ClimaChem and each of its Subsidiaries that are Signatories, the Lenders that are Signatories and Foothill
               Capital Corporation, which the Company hereby incorporates by reference from Exhibit 10.51 to ClimaChem, Inc.'s amendment No. 1 to Form 10-K for the year ended December 31, 2000.


  10.62.       Third Amended and Restated Loan and Security Agreement dated
               April 16, 2001 by and between Bank of America, N.A. and Summit
               Machine Tool Manufacturing Corp.**

  21.1.        Subsidiaries of the Company.*

  23.1.        Consent of Independent Auditors.*

* Filed in the original Form 10-K for the year ended December 31, 2000, which was filed with the Securities and Exchange Commission on April 17, 2001.

**  Filed herewith.