Form 10-Q
period 2001-03-31
LSB INDUSTRIES INC
filed 2001-05-21
CIK 60714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly period ended March 31, 2001
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________to_________
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

YES  X     NO___

The number of shares outstanding of the Registrant's voting Common Stock, as of April 30, 2001 was 11,896,419 shares excluding 3,269,290 shares held as treasury stock.

PART I

FINANCIAL INFORMATION

Company or group of companies for which report is filed: LSB Industries, Inc. and all of its subsidiaries.

The accompanying condensed consolidated balance sheet of LSB Industries, Inc. at March 31, 2001, and the condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2001 and 2000 have been subjected to a review, in accordance with standards established by the American Institute of Certified Public Accountants, by Ernst & Young LLP, independent auditors, whose report with respect thereto appears elsewhere in this Form 10-Q. The financial statements mentioned above are unaudited and reflect all adjustments, consisting only of adjustments of a normal recurring nature, except for the loss provision recognized in 2000 on firm raw material purchase commitments as discussed in Note 9 to the Condensed Consolidated Financial Statements, which are, in the opinion of management, necessary for a fair presentation of the interim periods. The results of operations for the three months ended March 31, 2001, are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet at December 31, 2000 was derived from audited financial statements as of that date. Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, for an expanded discussion of the Company's financial disclosures and accounting policies.

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Information at March 31, 2001 is unaudited)
(Dollars in thousands)

ASSETS	March 31, 2001	December 31, 2000

Current assets:

Cash and cash equivalents	$ 3,544	$ 3,063

Trade accounts receivable, net	52,131	48,333

Inventories:
Finished goods	28,694	18,990
Work in process	3,736	2,962
Raw materials	7,192	9,687

Total inventory	39,622	31,639

Supplies and prepaid items	8,951	5,977

Total current assets	104,248	89,012

Property, plant and equipment, net	79,490	80,884

Other assets, net	20,664	22,999

	$ 204,402	$ 192,895

(Continued on following page)

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Information at March 31, 2001 is unaudited)
(Dollars in thousands)

LIABILITIES AND STOCKHOLDERS' DEFICIT	March 31, 2001	December 31, 2000

Current liabilities:
Drafts payable	$ 142	$ 224
Accounts payable	28,172	26,765
Accrued liabilities	28,095	29,312
Current portion of long-term debt	53,880	42,101

Total current liabilities	110,289	98,402

Long-term debt	96,274	93,904

Accrued losses on firm purchase commitments and other noncurrent liabilities (Note 9)	10,577	9,892

Commitments and Contingencies (Note 6)	-	-

Redeemable, noncumulative convertible preferred stock, $100 par value; 1,462 shares issued and outstanding	139	139

Stockholders' equity (deficit)
Series B 12% cumulative, convertible preferred stock, $100 par value; 20,000 shares issued and outstanding	2,000	2,000
Series 2 $3.25 convertible, exchangeable Class C preferred stock, $50 stated value; 628,550 shares issued	31,427	31,427
Common stock, $.10 per value 75,000,000 shares authorized, 15,163,909 shares issued	1,516	1,516
Capital in excess of par value	52,376	52,376
Accumulated other comprehensive loss	(2,367)	-
Accumulated deficit	(81,573)	(80,480)

	3,379	6,839
Less treasury stock at cost:
Series 2 Preferred, 5,000 shares	200	200
Common stock, 3,269,290 shares in 2001 (3,285,957 shares in 2000)	16,056	16,081

Total stockholders' deficit	(12,877)	(9,442)

	$ 204,402	$ 192,895

(See accompanying notes)

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
Three Months Ended March 31, 2001 and 2000
(Dollars in thousands, except per share amounts)

	2001	2000

Revenues:
Net sales	$ 86,476	$ 69,621
Other income	541	1,262

	87,017	70,883
Costs and expenses:
Cost of sales	72,060	53,691
Selling, general and administrative	11,881	11,649
Interest	3,779	4,082
Provision for loss on firm purchase commitments(Note 9)	-	975
Other expenses	420	234

	88,140	70,631

Income (loss) before provision for income taxes and extraordinary gain	(1,123)	252

Provision for income taxes	-	-
Income (loss) before extraordinary gain	(1,123)	252

Extraordinary gain, net of income taxes	30	-

Net income (loss)	$ (1,093)	$ 252

Net loss applicable to common stock (Note 3)	$ (1,660)	$ (543)

Weighted average common shares (Note 3):
Basic and diluted	11,894,619	11,851,983

Loss per common share (Note 3):
Basic and diluted net loss applicable to common stock	$ (.14)	$ (.05)

(See accompanying notes)

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
Three Months Ended March 31, 2001 and 2000
(Dollars in thousands)
	2001	2000

Cash flows from operating activities:
Net income (loss)	$ (1,093)	$ 252
Adjustments to reconcile net income (loss) to cash flows provided by (used in) operations:
Extraordinary gain on extinguishment of debt	(30)	-
Gain on sale of property and equipment	(147)	-
Depreciation, depletion and amortization:
Property, plant and equipment	2,417	1,974
Other	2	266
Provision for possible losses on receivables	142	174
Realization of losses on firm sales and purchase commitments, net of provision	(1,673)	(396)
Cash provided (used) by changes in assets and liabilities:
Trade accounts receivable	(3,940)	(3,508)
Inventories	(7,983)	(1,717)
Supplies and prepaid items	(1,488)	533
Accounts payable	1,407	1,553
Accrued liabilities	739	2,558

Net cash provided by (used in) operating activities	(11,647)	1,689

Cash flows from investing activities:
Capital expenditures	(1,317)	(1,798)
Proceeds from sale of property and equipment	163	76
Decrease (increase) in other assets	(121)	1,376

Net cash used in investing activities	(1,275)	(346)

Cash flows from financing activities:
Proceeds from long-term and other debt	2,030	2,308
Payments on long-term and other debt	(2,867)	(1,802)
Acquisition of 10 3/4% Senior Notes	(21)	-
Net change in revolving debt facilities	14,343	(1,631)
Net change in drafts payable	(82)	(106)

Net cash provided by (used in) financing activities	13,403	(1,231)

Net increase in cash and cash equivalents	481	112

Cash and cash equivalents at beginning of period	3,063	3,130

Cash and cash equivalents at end of period	$ 3,544	$ 3,242

(See accompanying notes)

Note 1: Basis of Presentation The accompanying Condensed Consolidated Financial Statements include the accounts of LSB Industries, Inc. (the "Company") and its subsidiaries. The Company is a diversified holding company which is engaged, through its subsidiaries, in the manufacture and sale of chemical products (the "Chemical Business"), the manufacture and sale of a broad range of air handling and heat pump products (the "Climate Control Business"), and the purchase and sale of machine tools (the "Industrial Products Business"). See Note 5 - Segment Information. All material intercompany accounts and transactions have been eliminated.

Note 2: Income Taxes At December 31, 2000, the Company had regular- tax net operating loss ("NOL") carryforwards for tax purposes of approximately $69.8 million (approximately $42.5 million alternative minimum tax NOLs), exclusive of NOL carryforwards attributable to Automotive entities sold in March 2001. See Note 6-Commitments and Contingencies. Certain amounts of regular-tax NOL carryforwards expire beginning in 2001. There was no income tax expense for the three-month periods associated with operations.

Note 3: Loss Per Share Net loss applicable to common stock is computed by adjusting the net loss by the amount of preferred stock dividends. Basic loss per common share is based upon the net loss applicable to common stock and the weighted average number of common shares outstanding during each period. All potentially dilutive securities were antidilutive for all periods presented.

For the three months ended March 31, 2001, the Company's Board of Directors did not declare and pay the regular quarterly dividend of $.8125 on the Company's Series 2 $3.25 Convertible Class C preferred stock. Dividends in arrears at March 31, 2001, amounted to approximately $3.5 million. In addition, the Company's Board of Directors did not declare and pay the January 1, 2001 regular dividend on the Company's Series B 12% Convertible, Cumulative Preferred Stock. Dividends in arrears at March 31, 2001, related to the Company's Series B 12% Convertible, Cumulative Preferred Stock, amounted to approximately $.4 million.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three Months Ended March 31, 2001 and 2000

The following table sets forth the computation of basic and diluted loss per share:

(Dollars in thousands, except per share amounts)

Three Months Ended March 31
	2001	2000

Net income (loss)	$ (1,093)	$ 252
Preferred stock dividend requirements	(567)	(795)

Loss applicable to common| stockholders	$ (1,660)	$ (543)

Weighted - average shares	11,894,619	11,851,983

Basic and diluted loss per share	$ (.14)	$ (.05)

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three Months Ended March 31, 2001 and 2000

Note 4: Stockholders' Deficit

The table below provides detail of activity in the stockholders' deficit accounts for the three months ended March 31, 2001:

	Common Stock			Capital in excess of par value	Accum- ulated. Other Compre- hensive Loss	Accumu- lated deficit	Treasury Stock- Common	Treasury Stock- Preferred	Total
	Shares	Par Value	Non- redeemable Preferred Stock

					(in thousands)
Balance at December 31 2000	15,164	$ 1,516	$ 33,427	$ 52,376	$ -	$ (80,480)	$ (16,081)	$ (200)	$ (9,442)

Net loss						(1,093)			(1,093)

Cumulative effect of change in accounting for derivative financial instruments, net of taxes					(2,439)				(2,439)

Reclassification to operations, net of taxes					72				72

Comprehensive loss									(3,460)

Change in treasury stock-common							25		25

Balance at March 31, 2001	(1)15,164	$ 1,516	$ 33,427	$ 52,376	$ (2,367)	$ (81,573)	$ (16,056)	$ (200)	$ (12,877)

(1) Includes 3,269 shares of the Company's Common Stock held in treasury.  Excluding the 3,269 shares held in treasury, the outstanding shares of the Company's Common Stock at March 31, 2001 were 11,895.

LSB INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three Months Ended March 31, 2001 and 2000

Note 5: Segment Information
	Three Months Ended March 31,
	2001	2000

	(in thousands)
Net sales:
Chemical (1)	$ 48,504	$ 35,067
Climate Control	35,933	31,630
Industrial Products (2)	2,039	2,924

	$ 86,476	$ 69,621

Gross profit: (3)
Chemical	$ 4,009	$ 6,110
Climate Control	9,760	8,959
Industrial Products	647	861

	$ 14,416	$ 15,930

Operating profit (loss): (4)
Chemical	$ 1,233	$ 3,364
Climate Control	2,975	2,686
Industrial Products	(12)	317

	4,196	6,367
General corporate expenses and other, net	(1,540)	(1,058)
Interest expense	(3,779)	(4,082)
Provision for loss on firm purchase commitments - Chemical	-	(975)

Income (loss) before provision for income taxes and extraordinary gain	$ (1,123)	$ 252

(1) Chemical net sales for the three months ended March 31, 2001, included approximately $8.8 million associated with a subsidiary's operation of the Cherokee Plant acquired on October 31, 2000.

(2) Excludes intersegment sales to Climate Control of $363,000 and $494,000 for the three months ended March 31, 2001 and 2000, respectively.

(3) Gross profit by industry segment represents net sales less cost of sales.

(4) Operating profit (loss) by industry segment represents revenues less operating expenses before deducting general corporate expense, interest expense, income taxes, provision for loss on firm purchase commitments and before extraordinary gain.

LSB INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three Months Ended March 31, 2001 and 2000

Note 6: Contingencies

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

B. The Company and its operations are subject to numerous environmental laws ("Environmental Laws") and to other federal, state and local laws regarding health and safety matters ("Health Laws"). In particular, the manufacture and distribution of chemical products are activities which entail environmental risks and impose obligations under the Environmental Laws and the Health Laws, many of which provide for substantial fines and criminal sanctions for violations. There can be no assurance that material costs or liabilities will not be incurred by the Company in complying with such laws or in paying fines or penalties for violation of such laws. The Environmental Laws and Health Laws and enforcement policies thereunder

LSB INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three Months Ended March 31, 2001 and 2000

relating to the Chemical Business have in the past resulted, and could in the future result, in penalties, cleanup costs, or other liabilities relating to the handling, manufacture, use, emission, discharge or disposal of pollutants or other substances at or from the Company's facilities or the use or disposal of certain of its chemical products. Significant expenditures have been incurred by the Chemical Business at the El Dorado Facility in order to comply with the Environmental Laws and Health Laws. The Chemical Business will be required to make additional significant site or operational modifications at the El Dorado Facility, involving substantial expenditures.

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

LSB INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three Months Ended March 31, 2001 and 2000

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

C. In connection with the sale of the Automotive Business in May 2000, the buyer assumed over $5 million of vendor liabilities. As of March 31, 2001, a majority of these liabilities existing prior to the sale had not yet been paid. As of March 31, 2001, a relatively minor amount of the vendor payables have been demanded for payment from the Company.

The Company has several contingencies, including these set forth above, that could impact its liquidity in the event that the Company is unsuccessful in defending against the claimants or possible claimants. Although management does not anticipate that these claims or possible claims will result in substantial adverse impacts on its liquidity, it is not possible to determine the outcome.

Note 7: Long-Term Debt In November 1997, the Company's wholly owned subsidiary, ClimaChem, Inc. ("ClimaChem"), completed the sale of 10 3/4% Senior Notes due 2007, (the "Notes"). Interest on the Notes is payable semiannually in arrears on June 1 and December 1 of each year, and the principal is payable in the year 2007. The Notes are senior unsecured obligations of ClimaChem and rank pari passu in right of payment to all existing senior unsecured indebtedness of ClimaChem and its subsidiaries. The Notes are effectively subordinated to all existing and future senior secured indebtedness of ClimaChem. The outstanding principal balance of the Notes is approximately $75.3 million at March 31, 2001.

LSB INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three Months Ended March 31, 2001 and 2000

ClimaChem owns substantially all of the companies comprising the Company's Chemical and Climate Control Businesses. ClimaChem is a holding company with no significant assets other than the notes and accounts receivable from the Company or material operations other than its investments in its subsidiaries, and each of its subsidiaries is wholly owned, directly or indirectly, by ClimaChem. ClimaChem's payment obligations under the Notes are fully, unconditionally and joint and severally guaranteed by all of the existing subsidiaries of ClimaChem (the "Guarantors"), except for one subsidiary, El Dorado Nitrogen Company ("EDNC"). ClimaChem's consolidating financial information has been included in ClimaChem's Form 10-Q.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three Months Ended March 31, 2001 and 2000

Summarized consolidated unaudited balance sheet information of ClimaChem and its subsidiaries as of March 31, 2001 and December 31, 2000 and the results of operations for the three-month periods ended March 31, 2001 and 2000 are detailed below.

ClimaChem, Inc.	March 31, 2001	December 31, 2000

	(in thousands
Balance sheet data:
Cash	$ 2,677	$ 2,838
Trade accounts receivable, net	49,758	45,981
Inventories:
Finished goods	26,513	16,371
Work in process	3,736	2,962
Raw material	7,026	9,687

Total inventory	37,275	29,020

Supplies and prepaid items	7,557	5,989
Due from LSB and affiliates, net (1)	2,330	1,103

Total current assets	99,597	84,931

Property, plant and equipment, net	72,011	72,825

Notes and interest receivable from LSB and affiliates (1)	14,183	14,166

Other assets, net	14,004	17,245

Total assets	$ 199,795	$ 189,167

Accounts payable	$ 26,439	$ 25,865
Accrued liabilities	22,341	21,647
Current portion of long-term debt	50,639	37,092

Total current liabilities	99,419	84,604

Long-term debt	88,170	89,064

Accrued losses on firm purchase commitments and other noncurrent liabilities	6,336	6,116

Stockholders' equity	5,870	9,383

Total liabilities and stockholders' equity	$ 199,795	$ 189,167

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three Months Ended March 31, 2001 and 2000

	Three Months Ended March 31,
ClimaChem, Inc.	2001	2000

	(in thousands)
Operations data:
Revenues:
Net sales	$ 84,437	$ 66,697
Other income, net	405	741

	84,842	67,438
Costs and expenses:
Cost of sales	71,340	52,154
Selling, general and administrative	11,180	10,914
Interest	3,498	3,690
Provision for loss on firm purchase commitments	-	975

	86,018	67,733

Loss before provision for income taxes and extraordinary gain	(1,176)	(295)

Provision for income taxes	-	-

Loss before extraordinary gain	(1,176)	(295)

Extraordinary gain, net of income taxes	30	-

Net loss	$ (1,146)	$ (295)

(1)	Notes and other receivables from LSB and affiliates are eliminated when consolidated with LSB.

Note 8: Comprehensive Income (Loss) The Company presents comprehensive income (loss) in accordance with Financial Accounting Standard No. 130 "Reporting Comprehensive Income" ("SFAS 130"). The provisions of SFAS 130 require the Company to classify items of other comprehensive income (loss) in the financial statements and display the accumulated balance of other comprehensive income (loss) separately from retained earnings and additional paid in capital in the equity section of the balance sheet.

Other comprehensive income (loss) for the three-month periods ended March 31, 2001 and 2000 is detailed below.

	Three Months Ended March 31,
	2001	2000

	(in thousands)
Net income(loss)	$ (1,093)	$ 252
Cumulative effect of change in accounting for derivative financial instruments (Note 10)	(2,439)	-
Reclassification to operations	72	-

Total comprehensive income (loss)	$ (3,460)	$ 252

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three Months Ended March 31, 2001 and 2000

Note 9: Loss on Firm Purchase Commitment As of March 31, 2001, the Chemical Business has a long-term commitment to purchase anhydrous ammonia. Based on the pricing index contained in this contract, prices paid during three months ended March 31, 2000, were higher than the current market spot price. As a result, for the three months ended March 31, 2000, a subsidiary of the Company recorded loss provisions for anhydrous ammonia required to be purchased during the remainder of the contract aggregating approximately $1.0 million. At March 31, 2001 and December 31, 2000, the accrued liability for future payments of the loss provision included in the Condensed Consolidated Balance Sheet was approximately $6.0 and $6.9 million, respectively ($3.5 million of which is included in accrued liabilities due within one year as of March 31, 2001 and December 31, 2000).

Note 10: Change in Accounting In June 1998, the Financial Accounting Standards Board issued Statement No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." The Company adopted this new Statement effective January 1, 2001. The Statement required the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that do not qualify or are not designated as hedges must be adjusted to fair value through operations. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

In 1997, the Company entered into an interest rate forward agreement to effectively fix the interest rate of a long-term lease commitment (not for trading purposes). In 1999, the Company executed the long-term lease agreement and terminated the forward at a net cost of $2.8 million. The Company historically accounted for this hedge under the deferral method (as an adjustment of the initial term lease rentals). At December 31, 2000, the remaining deferred loss included in other assets approximated $2.4 million. The deferred cost recognized in operations amounted to $72,000 for the three months ended March 31, 2000. Upon adoption of SFAS 133 on January 1, 2001, the deferred loss was reclassified into accumulated other comprehensive loss and will be amortized to operations over the term of the lease arrangement. The amount amortized to operations for the three months ended March 31, 2001 was $72,000. The Company also periodically enters into exchange-traded futures contracts for copper and aluminum (as such products are used in the Company's Climate Control Business), which contracts presently are accounted for on a mark to market basis.

Note 11: Liquidity and Management's Plan The Company is a diversified holding company and, as a result, it is dependent on credit agreements and its ability to obtain funds from its subsidiaries in order to pay its debts and obligations.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three Months Ended March 31, 2001 and 2000

The Company's wholly-owned subsidiary, ClimaChem, Inc. ("ClimaChem"), through its subsidiaries, owns substantially all of the Company's Chemical and Climate Control Businesses. ClimaChem and its subsidiaries are dependent on credit agreements with lenders and internally generated cash flow in order to fund their operations and pay their debts and obligations.

In April, 2001, the Company replaced its existing Revolving Credit Facility ("Revolver") for ClimaChem and its subsidiaries. ClimaChem and its subsidiaries, ("the borrowers"), entered into a new $50 million credit facility ("Working Capital Revolver Loan") with a new lender. A subsidiary of the Company which is not a subsidiary of ClimaChem, Summit Machine Tool Manufacturing Corp. ("Summit"), executed the third amended and restated revolving credit agreement with the prior lender (the "Agreement") in April 2001. The Agreement provides a revolving line of credit of up to $2.5 million through April 2002.

ClimaChem is restricted as to the funds that it may transfer to the Company under the terms contained in an Indenture ("Indenture") covering the Senior Unsecured Notes issued by ClimaChem and the Working Capital Revolver Loan. For the three months ended March 31, 2001, ClimaChem was not required to pay the Company $450,000 under the Management Agreement inasmuch as earnings before interest, income taxes, depreciation and amortization ("EBITDA") did not exceed $6.5 million for the period. It is possible that ClimaChem could pay up to $1.8 million of management fees to the Company (if ClimaChem has EBITDA in excess of $26 million for the year). Due to these limitations, the Company and its non-ClimaChem subsidiaries have limited resources to satisfy their obligations.

The Company has planned capital expenditures for the remainder of 2001 of approximately $4 million, primarily in the Chemical and Climate Control Businesses, but such capital expenditures are dependent upon obtaining acceptable financing. The Company expects to delay these expenditures as necessary based on the availability of adequate working capital and the availability of financing.

The Company's plan for the remainder of 2001 identifies specific non-core assets (real estate, oil and gas properties, spare parts, etc.) which the Company is working to realize to provide additional working capital to the Company. The Company also continues to evaluate alternatives for realizing its net investment in the Industrial Products Business.

The Chemical Business entered into a letter of intent with a third party to sell its explosives distribution outlets and enter into a long-term supply agreement, which the Company currently expects to close during the second quarter of 2001. If the letter of intent to sell the Chemical Business' explosive business distribution

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three Months Ended March 31, 2001 and 2000

outlets and a long-term supply agreement with a third party closes, they are expected to have the effect of providing working capital from the proceeds of the sale of the assets, reduce outstanding accounts receivable and inventory, as well as provide a more constant and predictable operating margin in the Company's explosives business.

In April 2001, the Company entered into a contract with a third party to sell land adjacent to the Crystal City Plant. The buyer has 65 days to complete due diligence. Should this transaction close, a portion of the proceeds will be available to the Company and its subsidiaries which are not subsidiaries of ClimaChem with the remainder to be applied against the outstanding balance on the Working Capital Revolver Loan.

In May 2001, a subsidiary of the Company, Climate Master, Inc., sold to another subsidiary of the Company, Prime Financial Corporation ("Prime"), an option ("Option") to purchase the building in which Climate Master, Inc. builds its products ("Building") for $1.6 million. Prime thereafter exercised the Option and sold the Building to a third party for a net amount of approximately $1.6 million cash, plus the exercise price under the Option (which was used to pay the mortgage on the Building) and related costs, together with a non-recourse, unsecured promissory note ("Note"), in the principal amount of $1.6 million, from the purchaser of the Building. The parties do not anticipate payment of the principal amount of the Note, but the third party buyer agreed that, although Climate Master is not the holder of the Note, Climate Master may reduce the option price as discussed below for the amount of the Note.

As a result of the transaction, the Climate Master lease and option to buy the Building was extended from 2003 to 2016. The option price for Climate Master to purchase the Building, when exercised, is to be based on the amount of the mortgage on the Building outstanding at the time the option is exercised plus up to $200,000 less the amount of the Note.

During 2001, the Company's Chemical Business has experienced a significant increase in the sales prices of its nitrogen-based products compared to 2000, due primarily to reduced competition in the market including a reduction in foreign imports. The Company has also seen a reduction in its raw material costs of its Chemical Business from the later part of 2000 and early 2001, which are expected to result in improved margins in that business. The Company's Climate Control Business has continued to experience strong demand for its products.

Assuming all of the events discussed above are completed and the lack of other unforeseen adverse events, management of the Company believes the Company will have adequate resources to meet its obligations as they come due; however, this expectation could change in the near term.

Company's plan for the remainder of 2001 involves a number of initiatives and assumptions which management believes to be reasonable and achievable; however, should the Company not be able to execute this plan described above, it may not have resources available to meet its obligations as they come due.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the Company's March 31, 2001 Condensed Consolidated Financial Statements.

     Certain statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" may be deemed forward-looking statements. See "Special Note Regarding Forward-Looking Statements".

Overview

 General

      The Company continues to focus on its core businesses relating to its Chemical and Climate Control Businesses. In addition, the Company is seeking to reduce its outstanding indebtedness and improve its liquidity and operating results through liquidation of selected assets.

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

    In conjunction with the Company's strategy, subsidiaries of the Company, which are not subsidiaries of ClimaChem, completed the acquisition of two chemical plants during the fourth quarter of 2000. One plant is located in Cherokee, Alabama ("Cherokee Plant") and the other is located in Crystal City, Missouri ("Crystal City Plant").

    Net Sales in the Chemical Business were $48.5 million for the three months ended March 31, 2001 and $35.1 million for the three months ended March 31, 2000. The gross profit (excluding the provision for loss on firm purchase commitments) decreased to $4 million (or 8.3% of net sales) in 2001 from $6.1 million (or 17.4% of net sales) in 2000.

    As of March 31, 2001, the Chemical Business had commitments to purchase 69,000 tons of anhydrous ammonia under a take or pay contract at an average minimum volume of 3,000 tons per month during 2001 and 2002. In addition, under the contract the Chemical Business is committed to purchase 100% of its anhydrous ammonia requirements in 2001 and 50% of its remaining quantities in excess of the take or pay volumes of its anhydrous ammonia requirements through 2002 from this third party at prices which approximate market prices. At March 31, 2001 and December 31, 2000, the accrued liability for future payments of the loss provision included in the Condensed Consolidated Balance Sheet was approximately $6.0 and $6.9 million, respectively ($3.5 million of which is included in accrued liabilities due within one year as of March 31, 2001 and December 31, 2000).

    The Chemical Business entered into a letter of intent with a third party to sell its explosives distribution outlets and enter into a long-term supply agreement, which the Company currently expects to close during the second quarter of 2001. Under the terms of the letter of intent, the Chemical Business would sell its wholesale and retail explosive distribution business (excluding accounts receivable) and enter into an ammonium nitrate tolling agreement with the third party. The buyer has prepaid to the Chemical Business $2 million. If the transaction does not close, the $2 million prepayment may be applied towards the purchase of ammonium nitrate products by the third party from the Chemical Business. However if the transaction does not close, the third party may require the Company to return the prepayment. If these transactions are executed, they are expected to have the effect of providing additional working capital from the proceeds of the sale of assets, reduce outstanding accounts receivable and inventory balances and provide a more constant and predictable operating margin on explosives sales in the Chemical Business. See "Special Note Regarding Forward-Looking Statements".

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

     Sales of $35.9 million for the three months ended March 31, 2001, in the Climate Control Business were approximately 13.5% greater than sales of $31.6 million for the three months ended March 31, 2000. The gross profit was approximately $9.8 million in the 2001 period and $9 million in the 2000 period. The gross profit percentage decreased to 27.2% for 2001 from 28.3% for 2000.

Industrial Products Business

      Net sales in the Industrial Products Business during the three months ended March 31, 2001 and 2000 were $2 million and $2.9 million, respectively, resulting in an operating loss of $12,000 and operating income of $317,000, respectively. The net investment in assets of this Business has continued to decrease and the Company expects to realize further reductions in future periods. The Company continues to eliminate certain categories of machines from the product line by not replacing those machines when sold.

RESULTS OF OPERATIONS

Three months ended March 31, 2001 vs. Three months ended March 31, 2000.

     Revenues

     Total revenues for the three months ended March 31, 2001 and 2000 were $87.0 million and $70.9 million, respectively, an increase of $16.1 million. Sales increased $16.9 million and other income decreased and $.8 million.

      Net Sales

     Consolidated net sales included in total revenues for the three months ended March 31, 2001, were $86.5 million, compared to $69.6 million for the first three months of 2000, an increase of $16.9 million. This increase in sales resulted principally from: (i) increased sales relating to the Chemical Business of $13.4 million from increased sales volumes of agricultural and industrial acid products due in part to the acquisition of the Cherokee Plant in the fourth quarter of 2000 and increased customer demand and improved sales prices of certain agricultural and explosive products and (ii) increased sales of $4.3 million in the Climate Control Business due primarily from an increase in customer demand and improved sales prices relating to heat pump products and the increase in sales of new products and services introduced in the second and third quarters of 2000. This increase in sales was partially offset by a decrease in foreign sales in the Climate Control Business and a decrease in sales of machine tools in the Industrial Products Business.

     Gross Profit

     Gross profit as a percent of sales was 16.7% for the first three months of 2001, compared to 22.9% for the first three months of 2000. The decrease in the gross profit percentage was primarily the result of lower profit margins in the Chemical and Climate Control Businesses caused primarily from (i) increased raw material costs (primarily in December 2000 through February 2001) relating to certain agricultural, explosive and industrial acid products and decreased sales volume of certain agricultural products with higher margins relating to the Chemical Business and (ii) the variation in product sales mix due in part to the increase in sales of new products and services with lower profit margins relating to the Climate Control Business. This decrease was partially offset by improved margins of machine tools relating to the Industrial Products Business.

     Selling, General and Administrative Expense

      Selling, general and administrative ("SG&A") expenses as a percent of net sales were 13.7% in the three-month period ended March 31, 2001, compared to 16.7%

for the first three months of 2000. This decrease is primarily the result of higher sales without a comparable increase in expense.

     Interest Expense

      Interest expense was $3.8 million in the first three months of 2001, compared to $4.1 million for the first three months of 2000. The decrease of $.3 million primarily resulted from the reduced debt outstanding resulting from the repurchase of the Senior Unsecured Notes during 2000 offset in part by the increase in borrowings from the revolving credit facility.

     Provision for Loss

     The Company had a provision for loss on firm purchase commitments of approximately $1.0 million for the three months ended March 31, 2000. See discussion in Note 9 of Notes to Condensed Consolidated Financial Statements.

     Other Expense

      Other expense for the three months ended March 31, 2001 included financing fees relating to the amending of the revolving credit facility.

      Loss before Income Taxes and Extraordinary Gain

      The Company had a loss before income taxes and extraordinary gain of $1.1 million in the first three months of 2001 compared to net income of $.3 million in the three months ended March 31, 2000. The increase in loss of $1.4 million was due to the decreased gross profit of the Chemical and Industrial Products Businesses as discussed above. This decrease was partially offset by the loss provision of firm purchase commitments incurred in 2000 and the increased gross profit of the Climate Control Business as discussed above.

     Provision for Income Taxes

      As a result of the Company's net operating loss carry-forward for income tax purposes as discussed elsewhere herein and in Note 2 of Notes to Condensed Consolidated Financial Statements, no provision or benefit for income taxes associated with operations was recognized for the three months ended March 31, 2001 and 2000.

      Extraordinary Gain

      During the three months ended March 31, 2001, a subsidiary of the Company repurchased approximately $53,000 of the Senior Unsecured Notes and recognized a gain of approximately $30,000.

Liquidity and Capital Resources

Cash Flow From Operations

     Historically, the Company's primary cash needs have been for operating expenses, working capital and capital expenditures. The Company has financed its cash requirements primarily through internally generated cash flow, borrowings under its revolving credit facilities and secured equipment financing.

     Net cash used in operating activities for the three months ended March 31, 2001 was $11.6 million, after adjustments for depreciation and amortization of $2.4 million, provision for possible losses on receivables of $.1 million, realization of losses on firm sales and purchase commitments of $1.7 million, and including an accounts receivable increase of $3.9 million; an increase in inventories of $8.0 million; an increase in supplies and prepaid items of $1.5 million; an increase in accounts payable of $1.4 million; and an increase in accrued liabilities of $.7 million. The increase in receivables is primarily due to the increase and timing of sales of products and services in the Climate Control Business and explosive products in the Chemical Business. The increase in inventories relates primarily to the increase of agricultural products due to the anticipated demands relating to the spring fertilizing season. The increase in supplies and prepaid items includes the increase in supply of precious metals used in the Chemical Business. The increase in accounts payable is primarily due to resumed production at the nitric acid plant in Baytown, Texas. The increase in accrued liabilities is due primarily to the accrued interest on the Senior Unsecured Notes and the prepayment received on the possible sale of the Company's explosives distribution outlets. This increase was partially offset by payments on certain equipment note guarantees relating to the sale of the Automotive Business in 2000 and a decrease in the amount of customer deposits outstanding in the Chemical Business.

 Cash Flow From Investing and Financing Activities

      Net cash used in investing activities for the three months ended March 31, 2001 included $1.3 million for capital expenditures. The capital expenditures were primarily for the benefit of the Chemical and Climate Control Businesses.

     Net cash provided by financing activities included proceeds from long-term debt and other debt of $2 million and a net increase in revolving debt of $14.3 million to fund increases in accounts receivable and inventory offset in part, by payments on long-term debt and Senior Unsecured Note acquisitions of $2.9 million.

 Source of Funds

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

    In April, 2001, the Company replaced its existing Revolving Credit Facility ("Revolver") for ClimaChem and its subsidiaries. ClimaChem and its subsidiaries, ("the borrowers"), entered into a new $50 million credit facility with a new lender (the "Working Capital Revolver Loan"). The Working Capital Revolver Loan provides for advances based on specified percentages of eligible accounts receivable and inventory of ClimaChem and its subsidiaries and accrues interest at a base rate (generally equivalent to the prime rate) plus 2% or the LIBOR rate plus 4.5%. Interest is due monthly. The Working Capital Revolver Loan matures in April 2005 and is secured by receivables, inventory and intangibles of certain entities. The Working Capital Revolver Loan requires ClimaChem to meet certain financial covenants on a monthly, quarterly and/or annual basis. The Working Capital Revolver Loan requires that ClimaChem's excess availability, as defined, equal an amount not less than $3.8 million, on each interest payment date, after giving effect to the interest payment due under ClimaChem's 10 3/4% Senior Notes. The Working Capital Revolver Loan requires the borrowers to have various minimum amounts of availability under the revolver which amounts generally increase prior to interest payment due dates of the Senior Notes discussed in Note 7 of the Notes to Condensed Consolidated Financial Statements. A subsidiary of the Company which is not a subsidiary of ClimaChem, Summit Machine Tool Manufacturing Corp. ("Summit"), executed the third amended and restated revolving credit agreement with the prior lender (the "Agreement") in April 2001. The Agreement provides a revolving line of credit of up to $2.5 million through April 2002. The Agreement is guaranteed by the Company. The Agreement requires monthly payments of interest which accrue based on the lender's prime rate plus the applicable margin (2.5% in April 2000). Effective July 1, 2001, the applicable margin increases .50% and increases .50% monthly thereafter until the Agreement is terminated. The Agreement may be terminated by Summit with proper notice without premium or penalty.

    As of April 30, 2001, the Company, exclusive of ClimaChem, and ClimaChem had a borrowing availability under the Agreement of $.2 million and ClimaChem had borrowing availability under the Working Capital Revolver Loan of $3.1 million, prior to the interest reserve of $840,000. The effective interest rates under the Agreement and the Working Capital Revolver Loan were 10% and 9.5%, respectively. Borrowings under the Working Capital Revolver Loan outstanding at April 30, 2001, were $42.8 million. The annual interest on the outstanding debt under the Working Capital Revolver Loan at April 30, 2001, at the rates then in effect would approximate $4.1 million annually.

    ClimaChem is restricted as to the funds that it may transfer to the Company under the terms contained in an Indenture ("Indenture") covering the Senior Unsecured Notes issued by ClimaChem and the Working Capital Revolver Loan. For the three months ended March 31, 2001, ClimaChem was not required to pay the Company $450,000 under the Management Agreement inasmuch as earnings before interest, income taxes, depreciation and amortization ("EBITDA") did not exceed $6.5 million for the period. It is possible that ClimaChem could pay up to $1.8 million of management fees to the Company (if ClimaChem has EBITDA in excess of $26 million for the year). Due to these limitations, the Company and its non-ClimaChem subsidiaries have limited resources to satisfy their obligations.

    Due to the Company's and ClimaChem operating losses for the last three years, and the limited borrowing ability under the Agreements, the Company discontinued payment of cash dividends on its Common Stock for periods subsequent to January 1, 1999, until the Board of Directors determines otherwise. As of the date of this report, the Company has not paid the regular quarterly dividend of $.8125 on its outstanding $3.25 Convertible Exchangeable Class C Preferred Stock Series 2 ("Series 2 Preferred") since June 15, 1999, totaling approximately $3.5 million. In addition, the Company did not pay the January 1, 2000 and 2001 regular dividend on the Series B Preferred totaling $480,000. The Company does not anticipate having funds available to pay dividends on its stock for the foreseeable future.

    As of March 31, 2001, ClimaChem has outstanding $79.8 million in Senior Unsecured Notes ("Notes"), which require that a semi-annual interest payment of $4.3 million be paid on June 1, 2001. As of the date of this report, the Company does not believe the interest payment will be made on June 1, 2001. If ClimaChem does not pay the June 1, 2001 interest payment on June 1, it has thirty (30) days to cure such before it becomes an event of default under the terms of the Indenture. Under an event of default, among other things, the holders of the Notes may declare the debt immediately due and payable. An event of default under the Indenture to the Notes could result in a default of the Working Capital Revolver Loan and certain other indebtedness of the Company and its subsidiaries. The Company currently anticipates achieving satisfactory resolution of this matter.

    The Company has retained the services of independent financial advisors to provide assistance to them in considering alternatives for de-leveraging its balance sheet.

    The Company has planned capital expenditures for the remainder of 2001 of approximately $4 million, primarily in the Chemical and Climate Control Businesses, but such capital expenditures are dependent upon obtaining acceptable financing. The Company expects to delay these expenditures as necessary based on the availability of adequate working capital and the availability of financing.
    The Company's plan for the remainder of 2001 identifies specific non-core assets (real estate, oil and gas properties, spare parts, etc.) which the Company is working to realize to provide additional working capital to the Company. The

Company also continues to evaluate alternatives for realizing its net investment in the Industrial Products Business.

      If the letter of intent to sell the Chemical Business' explosive business distribution outlets and a long-term supply agreement with a third party closes, they are expected to have the effect of providing working capital from the proceeds of the sale of the assets, reduce outstanding accounts receivable and inventory, as well as provide a more constant and predictable operating margin in the Company's explosives business.

    In April 2001, the Company entered into a contract with a third party to sell land adjacent to the Crystal City Plant. The buyer has 65 days to complete due diligence. Should this transaction close, a portion of the proceeds will be available to the Company and its subsidiaries which are not subsidiaries of ClimaChem with the remainder to be applied against the outstanding balance on the Working Capital Revolver Loan.

     In May 2001, a subsidiary of the Company, Climate Master, Inc., sold to another subsidiary of the Company, Prime Financial Corporation ("Prime"), an option ("Option") to purchase the building in which Climate Master, Inc. builds its products ("Building") for $1.6 million. Prime thereafter exercised the Option and sold the Building to a third party for a net amount of approximately $1.6 million cash, plus the exercise price under the Option (which was used to pay the mortgage on the Building) and related costs, together with a non-recourse, unsecured promissory note ("Note"), in the principal amount of $1.6 million, from the purchaser of the Building. The parties do not anticipate payment of the principal amount of the Note, but the third party buyer agreed that, although Climate Master is not the holder of the Note, Climate Master may reduce the option price as discussed below for the amount of the Note.

    As a result of the transaction, the Climate Master lease and option to buy the Building was extended from 2003 to 2016. The option price for Climate Master to purchase the Building, when exercised, is to be based on the amount of the mortgage on the Building outstanding at the time the option is exercised plus up to $200,000 less the amount of the Note.

    During 2001, the Company's Chemical Business has experienced a significant increase in the sales prices of its nitrogen-based products compared to 2000, due primarily to reduced competition in the market including a reduction in foreign imports. The Company has also seen a reduction in its raw material costs of its Chemical Business from the later part of 2000 and early 2001, which are expected to result in improved margins in that business. The Company's Climate Control Business has continued to experience strong demand for its products.

    Assuming all of the events discussed above are completed and the lack of other unforeseen adverse events, management of the Company believes the Company will have adequate resources to meet its obligations as they come due; however, this expectation may change in the near term. See "Special Note Regarding Forward-Looking Statements".

    The Company's plan for the remainder of 2001 involves a number of initiatives and assumptions which management believes to be reasonable and achievable; however, should the Company not be able to execute this plan described above, it may not have resources available to meet its obligations as they come due.

 Contingencies

     The Company has several contingencies that could impact its liquidity in the event that the Company is unsuccessful in defending against the claimants. Although management does not anticipate that these claims will result in substantial adverse impacts on its liquidity, it is not possible to determine the outcome. The preceding sentence is a forward looking statement that involves a number of risks and uncertainties that could cause actual results to differ materially. See Note 6 of Notes to Condensed Consolidated Financial Statements.

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

     Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, for an expanded analysis of expected maturities of long term debt and its weighted average interest rates and discussion related to raw material price risk.

     As of March 31, 2001, the Company's variable rate and fixed rate debt, which aggregated $150.2 million, exceeded the debt's fair market value by approximately $46.7 million ($49.4 million at December 31, 2000). The fair value of the Senior Notes of a subsidiary of the Company was determined based on a market quotation for such securities.

Raw Material Price Risk

     The Company has a remaining commitment at March 31, 2001 to purchase 69,000 tons of anhydrous ammonia under a contract. The Company's purchase price can be higher or lower than the current market spot price. As of March 31, 2001, an accrual for losses during the remainder of the purchase period of approximately $6.0 million was recorded in the accompanying Condensed Consolidated Balance Sheet. See Note 9 of Notes to Condensed Consolidated Financial Statements.

SPECIAL NOTE REGARDING
FORWARD-LOOKING STATEMENTS

     Certain statements contained within this report may be deemed "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements in this report other than statements of historical fact are Forward-Looking Statements that are subject to known and unknown risks, uncertainties and other factors which could cause actual results and performance of the Company to differ materially from such statements. The words "believe", "expect", "anticipate", "intend", "will", and similar expressions identify Forward-Looking Statements. Forward-Looking Statements contained herein relate to, among other things,

* ability to improve operations and become profitable from operations on an annualized basis,

*   establishing a position as a market leader,

* the amount of the loss provision for anhydrous ammonia required to be purchased or that the cost to produce Chemical Business products will improve,

* the market for certain of the Climate Control Business products will continue to grow,

* losses arising from the mechanical failure and interruption of production will be fully paid by insurance,

* availability of net operating loss carryovers,

*  amount to be spent relating to compliance with federal, state and local environmental laws at the El Dorado Facility,

*  liquidity and availability of funds,

* profits through liquidation of assets or realignment of assets or some other method,

* anticipated financial performance,

*  ability to be able to continue to borrow under the Company's revolving lines of credit,

*  the ability to obtain necessary materials for the manufacturing of products,

* adequate cash flows to meet its presently anticipated capital requirements,

* fertilizer and related chemical products sold to the agricultural industry are the only seasonal products,

*  the sale of the Company's explosive business distribution outlets and related long-term supply agreement will close,

*  the Company's EBITDA and pre-tax income will be sufficient for the remainder of 2001 for the management fee and income taxes to be paid by ClimaChem,

* ability to obtain anhydrous ammonia from other sources in the event of a termination of its existing contract,

*  management expects to see significant improvements in operating results from the Company for the remainder of 2001 and believes that the Company has adequate resources to meet its obligations as they come due, and

*  ability to carry out its plans for the remainder of 2001. While the Company believes the expectations reflected in such Forward- Looking Statements are reasonable, it can give no assurance such expectations will prove to have been correct. There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to,

* decline in general economic conditions, both domestic and foreign,

*  material reduction in revenues,

*  material increase in interest rates,

*  inability to collect in a timely manner a material amount of receivables,

*  increased competitive pressures,

*  changes in federal, state and local laws and regulations, especially environmental regulations, or in interpretation of such, pending,

*  additional releases (particularly air emissions into the environment),

*  material increases in equipment, maintenance, operating or labor costs not presently anticipated by the Company,

*  the requirement to use internally generated funds for purposes not presently anticipated,

*  ability to become profitable from operations, or if unable to become profitable from operations, the inability to secure additional liquidity in the form of additional equity or debt,

*  the cost for the purchase of anhydrous ammonia and natural gas,

*  changes in competition,

*  the loss of any significant customer,

*  changes in operating strategy or development plans,

*  inability to fund the working capital and expansion of the Company's businesses,

* adverse results in any of the Company's pending litigation,

*  inability to obtain necessary raw materials,

*  Bayer's inability or refusal to purchase all of the Company's production at the Baytown nitric acid plant,

*  the sale of the land adjacent to the Crystal City Plant does not close,

*  insurance does not cover all of the Company's losses due to mechanical failure and interruption,

*  sale of the Chemical Business' explosive distribution centers does not close by a certain date, and in such event, the buyer does not believe that the Chemical Business can deliver product to it, and

*  other factors described in "Management's Discussion and Analysis of Financial Condition and Results of Operation" contained in this report. Given these uncertainties, all parties are cautioned not to place undue reliance on such Forward-looking Statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the Forward-Looking Statements contained herein to reflect future events or developments.

Independent Accountants' Review Report

Board of Directors
LSB Industries, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of LSB Industries, Inc. and subsidiaries as of March 31, 2001, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of LSB Industries, Inc. as of December 31, 2000, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended (not presented herein); and in our report dated April 16, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
ERNST & YOUNG LLP
/s/ Ernst & Young LLP
Oklahoma City, Oklahoma
May 17, 2001

PART II
OTHER INFORMATION

Item 1.  Legal Proceedings

There are no additional material legal proceedings pending
against the Company and/or its subsidiaries not previously reported by the Company in Item 3 of its Form 10-K for the fiscal period ended December 31, 2000, which Item 3 is incorporated by reference herein.

Item 2.  Changes in Securities

Loan and Security Agreement, dated April 13, 2001 by and among LSB Industries, Inc., ClimaChem, Inc. and each of its subsidiaries that are Signatories, the Lenders that are Signatories and Foothill Capital Corporation, which is incorporated by reference from exhibit 10.51 to ClimaChem, Inc.'s Form 10-K/A Amendment No. 1 for the fiscal year ended December 31, 2000.

Item 3.  Defaults upon Senior Securities

(b) The Company's Board of Directors did not declare and pay the March 15, 2001 dividends on the Company's outstanding $3.25 Convertible Exchangeable Class C Preferred Stock, Series 2 ("Series 2 Preferred). Accrued and unpaid dividends on the Series 2 Preferred are cumulative. The amount of the total arrearage of unpaid dividends on the outstanding Series 2 Preferred is approximately $3.5 million as of the date of this report. In addition, management of the Company has decided not to recommend the Company's Board of Directors approve the June 15, 2001 dividend payment on its outstanding Series 2 Preferred. If the June 15 dividend on the Series 2 Preferred is not paid, the amount of the total arrearage of unpaid dividends payable on the outstanding Series 2 Preferred will be approximately $4.1 million and the Company will have exceeded six quarters without paying the quarterly dividend on its Series 2 Preferred.

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

Also the Company's Board of Directors did not declare and pay the January 1, 2000 and 2001 regular dividend on the Company's Series B 12% Convertible, Cumulative Preferred Stock ("Series B"). Dividends in arrears at March 31, 2001, related to the Company's Series B amounted to approximately $.4 million.

 Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.  Other Information

Not applicable

Item 6.  Exhibits and Reports on Form 8-K

     (A)  Exhibits. The Company has included the following exhibits in this report:

  10.1  Covenant Waiver Letter, dated May 17, 2001, between The CIT Group and DSN Corporation.

  10.2   Form of Assignment, dated May 8, 2001, between Climate Master, Inc. and Prime Financial Corporation.

  10.3   Form of Agreement for Purchase and Sale, dated April 10, 2001, by and between Prime Financial Corporation and Raptor Master, L.L.C.

  10.4   Form of Amended and Restated Lease Agreement, dated May 8, 2001, between Raptor Master, L.L.C. and Climate Master, Inc.

  10.5  Form of Option Agreement, dated May 8, 2001, between Raptor Master, L.L.C. and Climate Master, Inc.

   15.1   Letter Re: Unaudited Interim Financial Information

     (B)  Reports of Form 8-K. The Company filed the following reports on Form 8-K during the quarter ended March 31, 2001:

                    a) Form 8-K/A was filed on January 16, 2001, which report included financial information in connection with the acquisition of the Cherokee Facility.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly authorized, to sign this report on its behalf on this 21st day of May 2001.

LSB INDUSTRIES, INC.

By: /s/ Tony M. Shelby Tony M. Shelby Senior Vice President (Principal Financial Officer)

By: /s/ Jim D. Jones Jim D. Jones Vice President, Controller and Treasurer (Principal Accounting Officer)