Form 10-Q
period 2001-06-30
LSB INDUSTRIES INC
filed 2001-08-20
CIK 60714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly period ended June 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to______________

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

YES  X     NO___

The number of shares outstanding of the Registrant's voting Common Stock, as of July 31, 2001 was 11,924,203 shares excluding 3,272,426 shares held as treasury stock.

PART I

FINANCIAL INFORMATION

Company or group of companies for which report is filed: LSB Industries, Inc. and all of its subsidiaries.

The accompanying condensed consolidated balance sheet of LSB Industries, Inc. at June 30, 2001, the condensed consolidated statements of operations for the six-month and three-month periods ended June 30, 2001 and 2000 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2001 and 2000 have been subjected to a review, in accordance with standards established by the American Institute of Certified Public Accountants, by Ernst & Young LLP, independent auditors, whose report with respect thereto appears elsewhere in this Form 10-Q. The financial statements mentioned above are unaudited and reflect all adjustments, consisting only of adjustments of a normal recurring nature, except for the extraordinary gain recognized in the second quarter of 2000 on the extinguishment of certain Senior Unsecured Notes, the gain on termination of the former firm purchase commitment recognized in the second quarter of 2001, and the loss provision recognized in the second quarter of 2000 on firm raw material purchase commitments as discussed in Note 7 and Note 9 of the Notes to the Condensed Consolidated Financial Statements, which are, in the opinion of management, necessary for a fair presentation of the interim periods. The results of operations for the six months ended June 30, 2001, are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet at December 31, 2000 was derived from audited financial statements as of that date. Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, for an expanded discussion of the Company's financial disclosures and accounting policies.

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Information at June 30, 2001 is unaudited)
(Dollars in thousands)

June 30,      December 31,

ASSETS	2001	2000
Current assets:
Cash and cash equivalents	$ 3,189	$ 3,063
Trade accounts receivable, net	54,710	48,333
Inventories:
Finished goods	21,509	18,990
Work in process	3,536	2,962
Raw materials	7,783	9,687
Total inventory	32,828	31,639
Supplies and prepaid items:
Precious metals	3,784	1,621
Other	4,585	4,356
	8,369	5,977
Total current assets	99,096	89,012
Property, plant and equipment, net	79,551	80,884
Other assets, net	20,992	22,999
	$ 199,639	$ 192,895

(Continued on following page)

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Information at June 30, 2001 is unaudited)
(Dollars in thousands)

LIABILITIES AND STOCKHOLDERS' DEFICIT	June 30, 2001	December 31, 2000
Current liabilities:
Drafts payable	$ 197	$ 224
Accounts payable	24,428	26,765
Accrued liabilities	21,765	25,847
Accrued losses on firm purchase commitments (Note 9)	-	3,465
Current portion of long-term debt	58,926	42,101
Total current liabilities	105,316	98,402
Long-term debt	93,346	93,904
Other non-current liabilities:
Accrued losses on firm purchase commitments (Note 9)	-	3,450
Negative goodwill	2,231	1,329
Other	6,179	5,113
	8,410	9,892
Commitments and Contingencies (Note 6)	-	-
Redeemable, noncumulative convertible preferred stock, $100 par value; 1,417 shares issued and outstanding (1,462 shares in 2000)	134	139
Stockholders' equity (deficit)
Series B 12% cumulative, convertible preferred stock, $100 par value; 20,000 shares issued and outstanding	2,000	2,000
Series 2 $3.25 convertible, exchangeable Class C preferred stock, $50 stated value; 628,550 shares issued	31,427	31,427
Common stock, $.10 per value 75,000,000 shares authorized, 15,165,709 shares issued (15,163,909 shares in 2000)	1,517	1,516
Capital in excess of par value	52,380	52,376
Accumulated other comprehensive loss	(2,295)	-
Accumulated deficit	(76,340)	(80,480)
	8,689	6,839
Less treasury stock at cost:
Series 2 Preferred, 5,000 shares	200	200
Common stock, 3,269,290 shares in 2001 (3,285,957 shares in 2000)	16,056	16,081
Total stockholders' deficit	(7,567)	(9,442)
	$ 199,639	$ 192,895

(See accompanying notes)

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
Six Months Ended June 30, 2001 and 2000
(Dollars in thousands, except per share amounts)

	2001	2000
Revenues:
Net sales	$ 184,587	$ 146,184
Other income	1,276	2,182
	185,863	148,366
Costs and expenses:
Cost of sales	151,025	115,215
Selling, general and administrative	24,398	23,348
Interest	7,534	8,084
Provision for loss (benefit from gain) on firm purchase commitments (Note 9)	(2,338)	2,485
Other expenses	883	1,661
	181,502	150,793
Income (loss) before provision for income taxes and extraordinary gain	4,361	(2,427)
Provision for income taxes	251	-
Income (loss) before extraordinary gain	4,110	(2,427)
Extraordinary gain, net of income taxes of $225 in 2000 (Note 7)	30	13,244
Net income	$ 4,140	$ 10,817
Net income applicable to common stock (Note 3)	$ 3,007	$ 9,229
Weighted average common shares (Note 3):
Basic	11,895,069	11,864,686
Diluted	12,938,154	11,864,686
Income (loss) per common share (Note 3):
Basic:
Net income (loss) from operations	$ .25	$ (.34)
Extraordinary gain	-	1.12
Net income applicable to common stock	$ .25	$ .78
Diluted:
Net income (loss) from operations	$ .24	$ (.34)
Extraordinary gain	-	1.12
Net income applicable to common stock	$ .24	$ .78

(See accompanying notes)

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
Three Months Ended June 30, 2001 and 2000
(Dollars in thousands, except per share amounts)

2001		2000
Revenues:
Net sales	$ 98,111	$ 76,563
Other income	735	920
	98,846	77,483
Costs and expenses:
Cost of sales	78,965	61,524
Selling, general and administrative	12,517	11,699
Interest	3,755	4,002
Provision for loss (benefit from gain) on firm purchase commitments (Note 9)	(2,338)	1,510
Other expenses	463	1,427
	93,362	80,162
Income (loss) before provision for income taxes and extraordinary gain	5,484	(2,679)
Provision for income taxes	251	-
Income (loss) before extraordinary gain	5,233	(2,679)
Extraordinary gain, net of income taxes of $225 (Note 7)	-	13,244
Net income	$ 5,233	$ 10,565
Net income applicable to common stock (Note 3)	$ 4,666	$ 9,772
Weighted average common shares (Note 3):
Basic	11,895,519	11,877,389
Diluted	15,649,283	11,877,389
Income (loss) per common share (Note 3):
Basic:
Net income (loss) from operations	$ .39	$ (.30)
Extraordinary gain	-	1.12
Net income applicable to common stock	$ .39	$ .82
Diluted:
Net income (loss) from operations	$ .33	$ (.30)
Extraordinary gain	-	1.12
Net income applicable to common stock	$ .33	$ .82

(See accompanying notes)

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
Six Months Ended June 30, 2001 and 2000
(Dollars in thousands)

	2001	2000
Cash flows from operating activities:
Net income	$ 4,140	$ 10,817
Adjustments to reconcile net income to cash flows provided by (used in) operations:
Extraordinary gain on extinguishment of debt	(30)	(13,469)
Gain on sale of property and equipment	(384)	-
Depreciation, depletion and amortization:
Property, plant and equipment	4,608	4,209
Other	200	703
Provision for possible losses on receivables	34	144
Provision for (realization of) losses on firm sales and purchase commitments, net	(7,825)	964
Cash provided (used) by changes in assets and liabilities:
Trade accounts receivable	(6,411)	(3,319)
Inventories	(1,189)	389
Supplies and prepaid items	(1,072)	(803)
Accounts payable	(2,337)	4,188
Accrued liabilities	673	(688)
Net cash provided by (used in) operating activities	(9,593)	3,135
Cash flows from investing activities:
Capital expenditures	(3,560)	(3,721)
Proceeds from sale of property and equipment	433	76
Decrease (increase) in other assets	(838)	612
Net cash used in investing activities	(3,965)	(3,033)
Cash flows from financing activities:
Proceeds from long-term and other debt	3,601	2,447
Payments on long-term and other debt	(4,293)	(3,023)
Acquisition of 10 3/4% Senior Notes	(21)	-
Net change in revolving debt facilities	14,424	1,354
Net change in drafts payable	(27)	(69)
Net cash provided by financing activities	13,684	709
Net increase in cash and cash equivalents	126	811
Cash and cash equivalents at beginning of period	3,063	3,130
Cash and cash equivalents at end of period	$ 3,189	$ 3,941

(See accompanying notes)

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2001 and 2000

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

Note 2: Income Taxes At December 31, 2000, the Company had regular- tax net operating loss ("NOL") carryforwards for tax purposes of approximately $69.8 million (approximately $42.5 million alternative minimum tax NOLs), exclusive of NOL carryforwards attributable to Automotive entities sold in March 2001. See Note 6-Commitments and Contingencies. Certain amounts of regular-tax NOL carryforwards expire beginning in 2001. There was approximately $.3 million of income tax expense for the six-month and three-month periods of 2001 associated with operations (none in 2000) representing current state income taxes and federal alternative minimum income taxes.

Note 3: Income Per Share Net income applicable to common stock is computed by adjusting the net income by the amount of preferred stock dividend requirements. Basic income per common share is based upon the net income applicable to common stock and the weighted average number of common shares outstanding during each period. Diluted income per share is based on the weighted average number of common shares and dilutive common equivalent shares outstanding and the assumed conversion of dilutive convertible securities outstanding, if any, after appropriate adjustment for interest, net of related income tax effects on convertible notes payable, as applicable.

For the six months ended June 30, 2001, the Company's Board of Directors did not declare and pay the regular quarterly dividend of $.8125 on the Company's Series 2 $3.25 Convertible Class C preferred stock. Dividends in arrears at June 30, 2001, relating to the Company's Series 2 $3.25 Convertible Class C preferred stock, amounted to approximately $4.1 million. In addition, the Company's Board of Directors did not declare and pay the January 1, 2001 regular dividend on the Company's Series B 12% Convertible, Cumulative Preferred Stock. Dividends in arrears at June 30, 2001, related to the Company's Series B 12% Convertible, Cumulative Preferred Stock, amounted to approximately $.4 million.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2001 and 2000

Note 3: Income Per Share (continued)

The following table sets forth the computation of basic and diluted income per share:

(Dollars in thousands, except per share amounts)

                                Six Months Ended                Three Months Ended
                                     June 30,                      June 30,
                                2001          2000           2001           2000

Numerator:
Net income	$ 4,140	$ 10,817	$ 5,233	$10,565
Preferred stock dividend requirements	(1,133)	(1,588)	(567)	(793)
Numerator for 2001 and 2000 basic and 2000 diluted earnings per share - net income applicable to common stock	3,007	9,229	4,666	9,772
Preferred stock dividend requirements on preferred stock assumed to be converted	120	-	567	-
Numerator for 2001 diluted earnings per share	$ 3,127	$ 9,229	$ 5,233	$ 9,772
Denominator:
Denominator for basic earnings per share - weighted-average shares	11,895,069	11,864,686	11,895,519	11,877,389
Effect of dilutive securities:
Employee stock options	314,409	-	344,273	-
Convertible preferred stock	724,676	-	3,405,491	-
Convertible note payable	4,000	-	4,000	-
Dilutive potential common shares	1,043,085	-	3,753,764	-
Denominator for diluted earnings per share - adjusted
weighted-average shares and assumed conversions	12,938,154	11,864,686	15,649,283	11,877,389
Basic earnings per share	$ .25	$ .78	$.39	$ .82
Diluted earnings per share	$ .24	$ .78	$ .33	$ .82

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2001 and 2000

Note 4: Stockholders' Deficit

The table below provides detail of activity in the stockholders' deficit accounts for the six months ended June 30, 2001:

				Capital in excess of par value	Accumulated Other Comprehensive Loss	Accumulated deficit	Treasury Stock- Common	Treasury Stock- Preferred	Total
	Common Shares	Stock Par Value	Non- redeemable Preferred Stock
					(in thousands)
Balance at December 31, 2000	15,164	$ 1,516	$ 33,427	$ 52,376	$ -	$ (80,480)	$ (16,081)	$ (200)	$ (9,442)
Net income						4,140			4,140
Cumulative effect of change in accounting for derivative financial instruments, net of taxes					(2,439)				(2,439)
Reclassification to operations, net of taxes					144				144
Comprehensive income									1,845
Conversion of 45 shares of redeemable preferred stock to common stock	2	1		4					5
Change in treasury stock-common							25		25
Balance at June 30, 2001	(1) 15,166	$ 1,517	$ 33,427	$ 52,380	$ (2,295)	$ (76,340)	$ (16,056)	$ (200)	$ (7,567)

(1) Includes 3,269 shares of the Company's Common Stock held in treasury. Excluding the 3,269 shares held in treasury, the outstanding shares of the Company's Common Stock at June 30, 2001 were 11,895.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2001 and 2000

Note 5: Segment Information

                                    Six Months Ended         Three Months Ended
                                        June 30,                  June 30,
                                     2001        2000          2001        2000                                                      (in thousands)

Net sales:
Chemical (1)	$ 109,901	$ 76,308	$ 61,397	$ 41,241
Climate Control	70,813	64,269	34,880	32,639
Industrial Products (2)	3,873	5,607	1,834	2,683
	$ 184,587	$ 146,184	$ 98,111	$ 76,563
Gross profit: (3)
Chemical	$ 13,376	$ 12,026	$ 9,367	$ 5,916
Climate Control	18,865	17,356	9,105	8,397
Industrial Products	1,321	1,587	674	726
	$ 33,562	$ 30,969	$ 19,146	$ 15,039
Operating profit (loss): (4)
Chemical	$ 7,214	$ 5,850	$ 5,981	$ 2,486
Climate Control	5,822	5,713	2,847	3,027
Industrial Products	246	206	258	(111)
	13,282	11,769	9,086	5,402
General corporate expenses and other, net	(3,725)	(3,627)	(2,185)	(2,569)
Interest expense	(7,534)	(8,084)	(3,755)	(4,002)
Benefit from gain (provision for loss) on firm purchase commitments - Chemical	2,338	(2,485)	2,338	(1,510)
Income (loss) before provision for income taxes and extraordinary gain	$ 4,361	$ (2,427)	$ 5,484	$(2,679)

(1) Chemical net sales for the six and three months ended June 30, 2001, include approximately $20.9 million and $12.1 million, respectively associated with a subsidiary's operation of the Cherokee Plant acquired on October 31, 2000.

(2) Excludes intersegment sales to Climate Control of $409,000 and $46,000 for the six and three months ended June 30, 2001 ($591,000 and $97,000 in 2000), respectively.

(3) Gross profit by industry segment represents net sales less cost of sales. Chemical gross profit for the six and three months ended June 30, 2001, includes approximately $2.3 million and $2.1 million, respectively associated with the Cherokee Plant as discussed above.

(4) Operating profit (loss) by industry segment represents revenues less operating expenses before deducting general corporate expense, interest expense, income taxes, benefit from gain (provision for loss) on firm purchase commitments and before extraordinary gain. Chemical operating profit for the six and three months ended June 30, 2001, includes approximately $1.7 million and $1.8 million, respectively associated with the Cherokee Plant as discussed above.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2001 and 2000

Note 6: Contingencies

Legal Matters

Following is a summary of certain legal actions involving the Company:

A. In 1987, the U.S. Environmental Protection Agency ("EPA") notified one of the Company's former subsidiaries, along with numerous other companies, of potential responsibility for clean-up of a waste disposal site in Oklahoma. In 1990, the EPA added the site to the National Priorities List. Following the remedial investigation and feasibility study, in 1992 the Regional Administrator of the EPA signed the Record of Decision ("ROD") for the site. The ROD detailed EPA's selected remedial action for the site and estimated the cost of the remedy at $3.6 million. In 1992, the Company's subsidiary made settlement proposals which would have entailed a collective payment by the subsidiaries of $47,000. The site owner rejected this offer and proposed a counteroffer of $245,000 plus a reopener for costs over $12.5 million. The EPA rejected the Company's subsidiary's offer, allocating 60% of the cleanup costs to the potentially responsible parties and 40% to the site operator. The EPA estimated the total cleanup costs at $10.1 million as of February 1993. The site owner rejected all settlements with the EPA, after which the EPA issued an order to the site owner to conduct the remedial design/remedial action approved for the site. In August 1997, the site owner issued an "invitation to settle" to various parties, alleging the total cleanup costs at the site may exceed $22 million. No legal action has yet been filed. The amount of the cost associated with the clean-up of the site is unknown due to continuing changes in the estimated total cost of clean-up of the site and the percentage of the total waste which was alleged to have been contributed to the site by the former subsidiary of the Company.  This liability was assumed as of May 4, 2000, by the purchaser of the Automotive Business, and certain of the Company's subsidiaries received an indemnification by the purchaser of the Automotive Business.  In March, 2001, the Company sold to the purchaser of the Automotive Business all of the stock of the corporate entity that formerly comprised the Automotive Business.  Due to the deteriorating financial condition of the purchaser of the Automotive Business, the Company does not believe that the purchaser of the Automotive Business can perform its obligations under the referenced indemnification.  Nevertheless, the Company believes that liability associated with the referenced waste disposal site, if any, is not a liability of the Company.   In May 2001, the buyer of the Automotive Business agreed to allow its lender to complete a peaceful repossession of its collateral.

B. The Company and its operations are subject to numerous environmental laws ("Environmental Laws") and to other federal, state and local laws regarding health and safety matters ("Health Laws"). In particular, the manufacture and distribution of chemical products are activities which entail environmental risks and impose obligations under the Environmental Laws and the Health Laws, many of which provide for substantial fines and criminal sanctions for violations. There can be no assurance that material costs or liabilities will not be incurred by the Company in complying with such laws or in paying fines or penalties for violation of such laws. The Environmental Laws and Health Laws and

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2001 and 2000

enforcement policies thereunder relating to the Chemical Business have in the past resulted, and could in the future result, in penalties, cleanup costs, or other liabilities relating to the handling, manufacture, use, emission, discharge or disposal of pollutants or other substances at or from the Company's facilities or the use or disposal of certain of its chemical products. Significant expenditures have been incurred by the Chemical Business at the El Dorado Facility in order to comply with the Environmental Laws and Health Laws. The Chemical Business could be required to make additional significant site or operational modifications at the El Dorado Facility, involving substantial expenditures.

The Chemical Business entered into consent administrative order with the Arkansas Department of Environmental Quality ("ADEQ") in August, 1998 (the "Wastewater Consent Order"). The Wastewater Consent Order recognized the presence of nitrate contamination in the shallow groundwater and required the Chemical Business to undertake on-site bioremediation. The bioremediation was not successful in achieving denitrification. The Chemical Business prepared a report to the ADEQ regarding field testing of the shallow groundwater with a plan for quarterly sampling of the monitor wells for the remainder of 2001. Upon completion of the waste minimization activities referenced below, a final remedy for groundwater contamination will be selected, based on an evaluation of risk. There are no known users of groundwater in the area, and preliminary risk assessments have not identified any risk that would require additional remediation. The Wastewater Consent Order included a $183,700 penalty assessment, of which $125,000 is being satisfied over five years at expenditures of $25,000 per year for waste minimization activities.

The Wastewater Consent Order also required installation of an interim groundwater treatment system (which is now operating) and certain improvements in the wastewater collection and treatment system (discussed below). Twelve months after all improvements are in place, the risk will be reevaluated, and a final decision will be made on what additional groundwater remediation, if any, is required. There can be no assurance that the risk assessment will be approved by the ADEQ, or that further work will not be required. The Wastewater Consent Order also requires the Chemical Business to undertake a facility wide wastewater evaluation and pollutant source control program and facility wide wastewater minimization program. The program requires that the subsidiary complete rainwater drain off studies including engineering design plans for additional water treatment components to be submitted to the State of Arkansas, by the revised date of October 1, 2001. The construction of the additional water treatment components is required to be completed by the revised date of October 1, 2002 and the El Dorado plant has been mandated to be in compliance with the final effluent limits on or before the revised date of April, 2003. The aforementioned compliance deadlines, however, are not scheduled to commence until after the State of Arkansas has issued a renewal permit establishing new, more restrictive effluent limits. Alternative methods for meeting these requirements are continuing to be examined by the Chemical Business. The Company believes, although there can be no assurance, that any such new effluent limits would not have a material adverse effect on the Company. The Wastewater Consent Order provided that the State of Arkansas would make every effort to issue the renewal permit by December 1, 1999; however, as of the date of this report, the State of Arkansas has delayed issuance of the permit. Because the Wastewater Consent Order provides that the compliance deadlines may be extended for circumstances beyond the reasonable control of the Company, and because the State of Arkansas has not yet issued the renewal permit, the Company does not believe that failure to meet the aforementioned compliance deadlines will present a material adverse impact; however, should the state of Arkansas prohibit the Company from continuing operations at its El Dorado Facility for any of the above discussed matters, it would have a material adverse effect upon the financial position and operating results of the Company and may result in the recognition for impairment on certain long-lived assets.

The State of Arkansas has been advised that the Company is seeking financing from Arkansas authorities for the projects required to comply with the Wastewater Consent Order and the Company has requested that the permit be further delayed until financing arrangements can be made, which requests have been met to date. The wastewater program is currently expected to require future capital expenditures of approximately $2 to $3 million. Discussions for securing financing are currently underway.

C. In connection with the sale of the Automotive Business in May 2000, the buyer assumed over $5 million of vendor liabilities.  In March 2001, the Company sold to the buyer all of the stock of the corporate entity that formerly comprised the Automotive Business.  As of June 30, 2001, a majority of these liabilities existing prior to the sale had not yet been paid. As of June 30, 2001, a relatively minor amount of the vendor payables have been demanded for payment from the Company.  Due to the deteriorating financial condition of the buyer, the Company does not believe that the buyer has the financial resources to satisfy the vendor liabilities discussed above.  Nevertheless, the Company believes that the referenced liabilities are not liabilities of the Company.  In May 2001, the buyer of the Automotive Business agreed to allow its lender to complete a peaceful repossession of its collateral.

The Company has several contingencies, including those set forth above, that could impact its liquidity in the event that the Company is unsuccessful in defending against the claimants or possible claimants. Although management does not anticipate that these claims or possible claims will result in substantial adverse impacts on its liquidity, it is not possible to determine the outcome.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2001 and 2000

Note 7: Long-Term Debt In November 1997, the Company's wholly owned subsidiary, ClimaChem, Inc. ("ClimaChem"), completed the sale of 10 3/4% Senior Notes due 2007, (the "Notes"). Interest on the Notes is payable semiannually in arrears on June 1 and December 1 of each year, and the principal is payable in the year 2007. The Notes are senior unsecured obligations of ClimaChem and rank pari passu in right of payment to all existing senior unsecured indebtedness of ClimaChem and its subsidiaries. The Notes are effectively subordinated to all existing and future senior secured indebtedness of ClimaChem. The outstanding principal balance of the Notes is approximately $75.3 million at June 30, 2001.

During the second quarter of 2000, ClimaChem and one of its subsidiaries repurchased approximately $19.2 million of the Notes (at face value) and recognized a gain of approximately $13.2 million net of income taxes. Purchases in 2001 were insignificant. During July 2001, the Company repurchased approximately $3 million of the Notes (at face value) and will recognize a gain of approximately $1.7 million before income taxes in the third quarter of 2001 relating to this transaction.

ClimaChem owns substantially all of the companies comprising the Company's Chemical and Climate Control Businesses. ClimaChem is a holding company with no significant assets, other than the notes and accounts receivable from the Company, or material operations other than its investments in its subsidiaries, and each of its subsidiaries is wholly owned, directly or indirectly, by ClimaChem. ClimaChem's payment obligations under the Notes are fully, unconditionally and joint and severally guaranteed by all of the existing subsidiaries of ClimaChem (the "Guarantors"), except for one subsidiary, El Dorado Nitric Company ("EDNC") (formerly known as El Dorado Nitrogen Company) and its subsidiaries.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2001 and 2000

Summarized consolidated unaudited balance sheet information of ClimaChem and its subsidiaries as of June 30, 2001 and December 31, 2000 and the results of operations for the six-month and three-month periods ended June 30, 2001 and 2000 are detailed below.

ClimaChem, Inc.	June 30, 2001	December 31, 2000
(in thousands)
Balance sheet data:
Cash	$ 2,942	$ 2,838
Trade accounts receivable, net	52,132	45,981
Inventories:
Finished goods	19,535	16,371
Work in process	3,536	2,962
Raw material	7,783	9,687
Total inventory	30,854	29,020
Supplies and prepaid items:
Precious Metals	2,776	1,621
Other	4,391	4,368
7,167	5,989
Due from LSB and affiliates, net (1)	-	1,103
Total current assets	93,095	84,931
Property, plant and equipment, net	71,934	72,825
Notes and interest receivable from LSB and affiliates (1)	14,827	14,166
Other assets, net	15,492	17,245
Total assets	$ 195,348	$ 189,167
Accounts payable	$ 23,371	$ 25,865
Accrued liabilities	17,983	18,182
Accrued losses on firm purchase commitments	-	3,465
Due to LSB and affiliates, net (1)	301	-
Current portion of long-term debt (2)	51,472	37,092
Total current liabilities	93,127	84,604
Long-term debt	87,511	89,064
Other non-current liabilities:
Accrued losses on firm purchase commitments	-	3,450
Other	4,815	2,666
Deferred income taxes	1,045	-
5,860	6,116
Stockholders' equity	8,850	9,383
Total liabilities and stockholders' equity	$ 195,348	$ 189,167

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2001 and 2000

                               Six Months Ended                   Three Months Ended
                                   June 30,                            June 30,
                               2001          2000             2001                2000
                                        (in thousands)
ClimaChem, Inc.

Operations data:
Revenues:
Net sales	$180,714	$140,577	$ 96,277	$ 73,880
Other income, net	780	55	375	-
	181,494	140,632	96,652	73,880
Costs and expenses:
Cost of sales	149,959	111,729	78,619	59,575
Selling, general and administrative	23,893	21,938	12,713	11,024
Interest	6,993	7,307	3,495	3,616
Provision for loss (benefit from gain) on firm purchase commitments	(2,338)	2,485	(2,338)	1,510
Other expense, net	-	-	-	687
	178,507	143,459	92,489	76,412
Income (loss) before provision for income taxes and extraordinary gain	2,987	(2,827)	4,163	(2,532)

Provision for income taxes	1,255	-	1,255	-
Income (loss) before extraordinary gain	1,732	(2,827)	2,908	(2,532)
Extraordinary gain, net of income taxes	30	12,569	-	12,569
Net income	$ 1,762	$ 9,742	$ 2,908	$ 10,037

(1) Notes and other receivables from LSB and affiliates are eliminated when consolidated with LSB.

(2)In April, 2001, the Company replaced its existing Revolving Credit Facility ("Revolver") for ClimaChem and its subsidiaries. ClimaChem and its subsidiaries, ("the borrowers"), entered into a new $50 million credit facility with a new lender (the "Working Capital Revolver Loan"). The Working Capital Revolver Loan provides for advances based on specified percentages of eligible accounts receivable and inventory of ClimaChem and its subsidiaries and accrues interest at a base rate (generally equivalent to the prime rate) plus 2% or the LIBOR rate plus 4.5%. The Working Capital Revolver Loan matures in April 2005 and is secured by receivables, inventory and intangibles of all the ClimaChem entities other than El Dorado Nitric Co., ("EDNC"). EDNC is neither a borrower or guarantor of the Working Capital Revolver Loan. The Working Capital Revolver Loan requires ClimaChem to meet certain financial covenants on a monthly quarterly and/or annual basis. As of June 30, 2001, ClimaChem and its subsidiaries had $46.6 million outstanding on the Working Capital Revolver Loan ($32.7 million was outstanding as of December 31, 2000 under the Revolver).

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2001 and 2000

Note 8: Comprehensive Income The Company presents comprehensive income (loss) in accordance with Financial Accounting Standard No. 130 "Reporting Comprehensive Income" ("SFAS 130"). The provisions of SFAS 130 require the Company to classify items of other comprehensive income (loss) in the financial statements and display the accumulated balance of other comprehensive income (loss) separately from retained earnings and additional paid in capital in the equity section of the balance sheet.

Other comprehensive income (loss) for the six-month and three-month periods ended June 30, 2001 and 2000 is detailed below.

                                    Six Months               Three Months
                                   Ended June 30,            Ended June 30,

2001	2000	2001	2000

                                                (in thousands)

Net income	$ 4,140	$ 10,817	$ 5,233	$ 10,565
Cumulative effect of change in accounting for derivative financial instruments (Note 10)	(2,439)	-	-	-
Reclassification to operations	144	-	72	-
Total comprehensive income	$ 1,845	$ 10,817	$ 5,305	$ 10,565

Note 9: Firm Purchase Commitment In June 2001, the Company reached an oral agreement with its supplier of anhydrous ammonia whereby the former long-term purchase commitment was terminated effective June 30, 2001. Under the new agreement, which the Company began operating under immediately thereafter, the Chemical Business will purchase 100% of its requirements, whatever the Company may determine them to be, excluding any amounts supplied by others for tolling, at market price plus transportation to the Chemical Business Facility in El Dorado, Arkansas. In August 2001, this oral agreement was consummated through executions of the formal agreement.

As consideration to terminate the prior above-market priced take-or-pay purchase commitment which provided, among other things, for a market price based on natural gas and required minimum monthly purchase volumes, the Chemical Business agreed to pay the supplier a one-time settlement fee.  The remaining accrued liability as of June 30, 2001, associated with the above-market purchase commitment, net of the one-time settlement fee, was eliminated resulting in a gain on termination of the purchase commitment of $2.3 million that was recognized in the six and three-month periods ended June 30, 2001.

For the six and three-month periods ended June 30, 2001, the Company realized, through cost of goods sold, approximately $2.1 million and $1.1 million of the accrued liability previously established for loss on the former firm purchase commitment.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2001 and 2000

Note 10: Change in Accounting In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." The Company adopted this new Statement effective January 1, 2001. The Statement required the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that do not qualify or are not designated as hedges must be adjusted to fair value through operations. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

In 1997, the Company entered into an interest rate forward agreement to effectively fix the interest rate of a long-term lease commitment (not for trading purposes). In 1999, the Company executed the long-term lease agreement and terminated the forward at a net cost of $2.8 million. The Company historically accounted for this hedge under the deferral method (as an adjustment of the initial term lease rentals). At December 31, 2000, the remaining deferred loss included in other assets approximated $2.4 million. The deferred cost recognized in operations amounted to $144,000 and $72,000 for the six months and three months ended June 30, 2000, respectively. Upon adoption of SFAS 133 on January 1, 2001, the deferred loss was reclassified into accumulated other comprehensive loss and will be amortized to operations over the term of the lease arrangement. The amount amortized to operations for the six months and three months ended June 30, 2001 was $144,000 and $72,000, respectively. The Company also periodically enters into exchange-traded futures contracts for copper and aluminum (as such products are used in the Company's Climate Control Business), which contracts are currently accounted for on a mark to market basis.

In July 2001, the FASB issued Statements No. 141 ("SFAS 141"), "Business Combinations," and No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets". SFAS 141 is effective for all business combinations initiated after June 30, 2001 and SFAS 142, that will require that goodwill and intangible assets with indefinate lives no longer be amortized but be tested for impairment at least annually, will become effective for the Company on January 1, 2002.  In August 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations" which will require liability recognition for retirement obligation associated with tangible long lived assets.  The Company will adopt SFAS No. 143 effective January 1, 2003. The Company is currently analyzing the effect, if any, the adoption of these standards will have on its financial statements.

Note 11: Liquidity and Management's Plan The Company is a diversified holding company and, as a result, it is dependent on credit agreements and its ability to obtain funds from its subsidiaries in order to pay its debts and obligations.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2001 and 2000

The Company's wholly-owned subsidiary, ClimaChem, Inc. ("ClimaChem"), through its subsidiaries, owns substantially all of the Company's Chemical and Climate Control Businesses. ClimaChem and its subsidiaries are dependent on credit agreements with lenders and internally generated cash flow in order to fund their operations and pay their debts and obligations.

In April, 2001, the Company replaced its existing revolving credit facility for ClimaChem and its subsidiaries with a new lender. ClimaChem and its subsidiaries, entered into a new $50 million credit facility ("Working Capital Revolver Loan") with a new lender. An LSB subsidiary which is not a subsidiary of ClimaChem, Summit Machine Tool Manufacturing Corp., also executed the third amended and restated revolving credit agreement with the prior lender (the "Agreement") in April 2001. The Agreement provides a revolving line of credit of up to $2.5 million through April 2002.

ClimaChem is restricted as to the funds that it may transfer to the Company under the terms contained in an Indenture ("Indenture") covering the Senior Unsecured Notes issued by ClimaChem and the Working Capital Revolver Loan. Under the Management Agreement, it is possible that ClimaChem could pay up to $1.8 million of management fees to the Company (if ClimaChem has earnings before interest, income taxes, depreciation and amortization ("EBITDA") in excess of $26 million for the year). For the six months ended June 30, 2001 and 2000, ClimaChem owed the Company $900,000 inasmuch as EBITDA exceeded $13 million, respectively.

The Company has planned capital expenditures for the remainder of 2001 of approximately $1.4 million, primarily in the Chemical and Climate Control Businesses, but such capital expenditures are dependent upon obtaining acceptable financing. The Company will make these expenditures if there is sufficient working capital or available financing.

The Company's plan for the remainder of 2001 identifies specific non-core assets (real estate, oil and gas properties, spare parts, etc.) which the Company is considering selling to provide additional working capital to the Company. The Company also continues to evaluate alternatives for realizing its net investment in the Industrial Products Business.

In 2000, the Chemical Business entered into a letter of intent with a third party to sell its explosives distribution outlets and enter into a long-term supply agreement. Management currently expects to close the transaction during the third quarter of 2001. Under the terms of the letter of intent, the Chemical Business would sell its wholesale and retail explosive distribution business (excluding accounts receivable) and enter into an ammonium nitrate tolling agreement with the third party. The buyer has prepaid to the Chemical Business $2 million. If the transaction does not close, the $2 million prepayment may be applied towards the purchase of ammonium nitrate products by the third party from the Chemical Business or the third party may require the Company to return the prepayment. If these transactions are completed, they are expected to have the effect of providing additional working capital from the proceeds of the sale of assets, reduce outstanding accounts receivable and inventory balances and provide a more constant and predictable operating margin on explosives sales in the Chemical Business.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2001 and 2000

In July 2001, the Company concluded the sale to a third party of the Crystal City Plant for $4 million, including a $.2 million hold back amount, $.1 million of which will be paid upon completion of certain decommissioning work and $.1 million of which will be paid upon the completion of removal of the nitric acid plant. Approximately $1.8 million of the proceeds is available to the Company and its subsidiaries which are not subsidiaries of ClimaChem to retire obligations that were guaranteed in connection with the Company's former automotive business, with the remainder being applied against the outstanding balance on the Working Capital Revolver Loan.

In May 2001, a subsidiary of the Company, Climate Master, Inc., ("Climate Master") sold to another subsidiary of the Company, Prime Financial Corporation ("Prime"), an option ("Option") to purchase the building in which Climate Master builds its products ("Building") for $1.6 million. Prime thereafter exercised the Option and sold the Building to a third party for a net amount of approximately $1.6 million cash, plus the exercise price under the Option (which was used to pay the mortgage on the Building) and related costs, together with a non-recourse, unsecured promissory note ("Note"), in the principal amount of $1.6 million, from the purchaser of the Building. The parties do not anticipate payment of the principal amount of the Note, but the third party buyer agreed that, although Climate Master is not the holder of the Note, Climate Master may reduce the option price as discussed below by the amount of the Note.

As a result of the transaction, the Climate Master lease and option to buy the Building was extended from 2003 to 2016. The option price for Climate Master to purchase the Building, if exercised, is to be based on the amount of the mortgage on the Building outstanding at the time the option is exercised plus up to $200,000 less the amount of the Note.

In July 2001, the Company repurchased approximately $3 million of the Senior Unsecured Notes and will recognize a gain of approximately $1.7 million before income taxes in the third quarter of 2001 relating to this transaction.

Assuming all of the events discussed above are completed and the lack of unforeseen adverse events, management of the Company believes the Company will have adequate resources to meet its obligations as they come due. This expectation could change in the near term.

The Company's plan for the remainder of 2001 involves a number of initiatives and assumptions which management believes to be reasonable and achievable; however, should the Company not be able to execute this plan described above, it may not have resources available to meet its obligations as they come due.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the Company's June 30, 2001 Condensed Consolidated Financial Statements.

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

Chemical Business

     The Company's Chemical Business manufactures three principal product lines that are derived from anhydrous ammonia: (1) fertilizer grade ammonium nitrate and urea ammonia nitrate ("UAN") for the agricultural industry, (2) explosive grade ammonium nitrate for the mining industry and (3) concentrated, blended and mixed nitric acid for industrial applications. In addition the company also produces sulfuric acid for industrial applications.

On October 31, 2000 subsidiaries of the Company, which are not subsidiaries of ClimaChem acquired two chemical plants. One plant is in Cherokee, Alabama ("Cherokee Plant"). This plant is being leased to and operated by a subsidiary of ClimaChem. The other plant is in Crystal City, Missouri ("Crystal City Plant"). This plant was shut down concurrent with the purchase thereof. In July 2001, the Crystal City Plant was sold for approximately $4 million. The acquirer was interested in the land only and required that the nitric acid plant be removed by October 31, 2002. The Company estimates that the cost of removal will be minimal. Approximately $1.8 million of the proceeds is available to the Company and its subsidiaries which are not subsidiaries of ClimaChem to retire obligations assumed in connection with the Company's former automotive business with the remainder being applied against the outstanding balance on the Working Capital Revolver Loan See discussion in Note 11 of Notes to Condensed Consolidated Financial Statements.

Net sales in the Chemical Business were $109.9 million for the six months ended June 30, 2001 and $76.3 million for the six months ended June 30, 2000. The gross profit increased to $13.4 million (or 12.2% of net sales) in 2001 from $12 million (or 15.8% of net sales) in 2000. The net sales include approximately $20.9 million and gross profit includes approximately $2.3 million associated with the Cherokee Plant as discussed above.

Effective June 30, 2001, the Company renegotiated its contract to purchase anhydrous ammonia. Under the new contract, the Chemical Business is committed to purchase 100% of its anhydrous ammonia requirements through December 31, 2002 from the supplier at prices which approximate market. In connection with the termination of the above-market take-or-pay provisions of the firm purchase commitment, the Chemical Business recognized a gain of $2.3 million in the second quarter of 2001. See Note 9 of Notes to Condensed Consolidated Financial Statements.

In 2000, the Chemical Business entered into a letter of intent with a third party to sell its explosives distribution outlets and enter into a long-term supply agreement. Management currently expects to close the transaction during the third quarter of 2001. Under the terms of the letter of intent, the Chemical Business would sell its wholesale and retail explosive distribution business (excluding accounts receivable) and enter into an ammonium nitrate tolling agreement with the third party. The buyer has prepaid to the Chemical Business $2 million. If the transaction does not close, the $2 million prepayment may be applied towards the purchase of ammonium nitrate products by the third party from the Chemical Business or the third party may require the Company to return the prepayment. If these transactions are completed, they are expected to have the effect of providing additional working capital from the proceeds of the sale of assets, reduce outstanding accounts receivable and inventory balances and provide a more constant and predictable operating margin on explosives sales in the Chemical Business. See "Special Note Regarding Forward-Looking Statements".

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

     Sales of $70.8 million for the six months ended June 30, 2001, in the Climate Control Business were approximately 10.2% greater than sales of $64.3 million for the six months ended June 30, 2000. The gross profit was approximately $18.9 million in the 2001 period and $17.4 million in the 2000 period. The gross profit percentage decreased to 26.6% for 2001 from 27% for 2000.

Industrial Products Business

     Net sales in the Industrial Products Business during the six months ended June 30, 2001 and 2000 were $3.9 million and $5.6 million, respectively, resulting in operating profit of $.2 million for both periods. The net investment in assets of this Business has continued to decrease and the Company expects to realize further reductions in future periods. The Company continues to eliminate certain categories of machines from the product line by not replacing those machines when sold.

RESULTS OF OPERATIONS

Six months ended June, 2001 vs. Six months ended June, 2000.

     Revenues

     Total revenues for the six months ended June 30, 2001 and 2000 were $185.9 million and $148.4 million, respectively, an increase of $37.5 million. Sales increased $38.4 million and other income decreased $.9 million.

     Net Sales

     Consolidated net sales included in total revenues for the six months ended June 30, 2001, were $184.6 million, compared to $146.2 million for the first six months of 2000, an increase of $38.4 million. This increase in sales resulted principally from: (i) increased sales relating to the Chemical Business of $33.6 million from increased sales volumes of agricultural, explosive and industrial acid products due in part to the acquisition of the Cherokee Plant in the fourth quarter of 2000 and increased customer demand and improved sales prices of certain agricultural and explosive products and (ii) increased sales of $6.5 million in the Climate Control Business due primarily from an increase in customer demand and improved sales prices relating to heat pump products and the increase in sales of new products and services introduced in the second and third quarters of 2000 and the second quarter of 2001. This increase in sales was partially offset by a decrease in foreign and hydronic fan coil sales in the Climate Control Business and a decrease in sales of machine tools in the Industrial Products Business. During the first six months of 2001, the newly acquired Cherokee Plant contributed $20.9 million to the Company's net sales.

    Gross Profit

     Gross profit as a percent of sales was 18.2% for the first six months of 2001, compared to 21.2% for the first six months of 2000. The decrease in the gross profit percentage was primarily the result of lower profit margins in the Chemical Business due primarily to increased raw material costs resulting from the extremely high cost of natural gas in December 2000 and January 2001.

Selling, General and Administrative Expense

Selling, general and administrative ("SG&A") expenses as a percent of net sales were 13.2% in the six-month period ended June 30, 2001, compared to 16% for the first six months of 2000. This decrease is primarily the result of higher sales without a comparable increase in expense. This decrease was partially offset by an increase relating to new products and services introduced in the third quarter of 2000 and the second quarter of 2001 in the Climate Control Business.

     Interest Expense

     Interest expense was $7.5 million in the first six months of 2001, compared to $8.1 million for the first six months of 2000. The decrease of $.6 million primarily resulted from the reduced debt outstanding resulting from the repurchase of the Senior Unsecured Notes during 2000 and decreased lenders' prime rates offset in part by the increase in borrowings from the Working Capital Revolver Loan.

     Benefit from Gain (Provision for Loss)

     The Company had a benefit from gain on firm purchase commitments of approximately $2.3 million for the six months ended June 30, 2001 compared to a provision for loss on firm purchase commitments of approximately $2.5 million for the same period in 2000. See discussion in Note 9 of Notes to Condensed Consolidated Financial Statements.

     Other Expense

     Other expense for the six months ended June 30, 2001 included financing fees relating to extending the maturity of the former revolving credit facility.

     Income (Loss) before Income Taxes and Extraordinary Gain

     The Company had income before income taxes and extraordinary gain of $4.4 million in the first six months of 2001 compared to a loss of $2.4 million in the six months ended June 30, 2000. The increase in profitability of $6.8 million was due to the increased gross profit of the Chemical and Climate Control Businesses, decrease in interest expense and the benefit from gain on firm purchase commitments recognized in 2001 compared to a loss incurred in 2000 as discussed above. This increase was partially offset by the increase in SG&A expenses as discussed above.

     Provision for Income Taxes

     As a result of the Company's net operating loss carry-forward for income tax purposes as discussed elsewhere herein and in Note 2 of Notes to Condensed Consolidated Financial Statements, a provision for income taxes associated with operations was recognized for the six months ended June 30, 2001 relating only to current state income taxes and federal alternative minimum taxes (none in 2000).

     Extraordinary Gain

     During the six months ended June 30, 2000, a subsidiary of the Company repurchased approximately $19.2 million (face value) of the Senior Unsecured Notes and recognized a gain of approximately $13.2 million, net of income taxes.

Three months ended June 30, 2001 vs. Three months ended June 30, 2000.

     Revenues

     Total revenues for the three months ended June 30, 2001 and 2000 were $98.8 million and $77.5 million, respectively, an increase of $21.3 million. Sales increased $21.5 million and other income decreased $.2 million.

     Net Sales

     Consolidated net sales included in total revenues for the three months ended June 30, 2001, were $98.1 million, compared to $76.6 million for the same three months of 2000, an increase of $21.5 million. This increase in sales resulted principally from: (i) increased sales relating to the Chemical Business of $20.2 million from increased sales volumes of agricultural and explosive products due in part to the acquisition of the Cherokee Plant in the fourth quarter of 2000 and increased customer demand and improved sales prices of certain agricultural and explosive products and (ii) increased sales of $2.2 million in the Climate Control Business due primarily from an increase in customer demand and improved sales prices relating to heat pump products and the increase in sales of new products and services introduced in the second and third quarters of 2000 and the second quarter of 2001.

     Gross Profit

     Gross profit as a percent of sales was 19.5% for the three months ended June 30, 2001, compared to 19.6% for the same period in 2000. The decrease in the gross profit percentage was primarily the result of the increase in sales of new product and services with lower profit margins relating to the Climate Control Business. This decrease was partially offset by (i) raising prices in the second quarter of 2001 in the Chemical Business, (ii) improved margins of the heat pump and large air handler products in the Climate Control Business and (iii) improved margins of machine tools in the Industrial Products Business.

     Selling, General and Administrative Expense

     Selling, general and administrative ("SG&A") expenses as a percent of net sales were 12.8% in the three-month period ended June 30, 2001, compared to 15.3% for the three months ended June 30, 2000. This decrease is primarily the result of higher sales without a comparable increase in expense.

     Interest Expense

     Interest expense was $3.8 million in the three months ended June 30, 2001, compared to $4 million for the same period in 2000. The decrease of $.2 million primarily resulted from the reduced debt outstanding resulting from the repurchase of the Senior Unsecured Notes during 2000 and decreased lenders' prime rates offset in part by the increase in borrowings from the Working Capital Revolver Loan.

     Benefit from Gain (Provision for Loss)

     The Company had a benefit from gain on firm purchase commitments of approximately $2.3 million for the three months ended June 30, 2001 compared to a provision for loss on firm purchase commitments of approximately $1.5 million for the same period in 2000. See discussion in Note 9 of Notes to Condensed Consolidated Financial Statements.

     Other Expense

     Other expense for the three months ended June 30, 2001 included financing fees relating to extending the maturity of the former revolving credit facility.

     Income (Loss) before Income Taxes and Extraordinary Gain

     The Company had income before income taxes and extraordinary gain of $5.5 million for the three months ended June 30, 2001 compared to a loss of $2.7 million for the three months ended June 30, 2000. The increase in profitability of $8.2 million was largely due to the increased gross profit of the Chemical and Climate Control Businesses and the benefit from gain on the firm purchase commitments recognized in 2001 compared to a loss incurred in 2000 as discussed above, expenses incurred in 2000 relating to the Company's attempt to renegotiate the terms and conditions of the Indenture and a litigation settlement.

     Provision for Income Taxes

     As a result of the Company's net operating loss carry-forward for income tax purposes as discussed elsewhere herein and in Note 2 of Notes to Condensed Consolidated Financial Statements, a provision for income taxes associated with operations was recognized for the three months ended June 30, 2001 relating only to current state income taxes and federal alternative minimum taxes (none in 2000).

     Extraordinary Gain

     During the three months ended June 30, 2000, a subsidiary of the Company repurchased approximately $19.2 million (face value) of the Senior Unsecured Notes and recognized a gain of approximately $13.2 million, net of income taxes.

Liquidity and Capital Resources

Cash Flow From Operations

     Historically, the Company's primary cash needs have been for operating expenses, working capital and capital expenditures. The Company has financed its cash requirements primarily through internally generated cash flow, borrowings under its revolving credit facilities and secured equipment financing.

     Net cash used in operating activities for the six months ended June 30, 2001 was $9.6 million, after adjustments for the gain on sale of property and equipment of $.4 million, depreciation and amortization of $4.8 million, realization of losses on firm sales and purchase commitments of $7.8 million, and including an accounts receivable increase of $6.4 million; an increase in inventories of $1.2 million; an increase in supplies and prepaid items of $1.1 million; a decrease in accounts payable of $2.3 million; and an increase in accrued liabilities of $.7 million. The increase in receivables is primarily due to seasonal sales of agricultural products and improved sales of explosive products in the Chemical Business and improved sales in the Climate Control Business due in part to the new products introduced in 2000 and 2001. The increase in inventories relates primarily to the increase of agricultural products due to demands relating to the spring fertilizing season and an increase of explosive products due to stronger sales in the Chemical Business. This increase is partially offset by a planned reduction in certain inventory in the Climate Control and Industrial Products Businesses. The increase in supplies and prepaid items includes the increase in supply of precious metals used in the Chemical Business. The decrease in accounts payable is primarily due to the timing of payments and a decrease in production of industrial acid products in the Chemical Business. The increase in accrued liabilities includes an increase in deferred revenue relating to the exercise of an option and related sale of the building in which Climate Master, Inc., builds its products, an increase in a deferred lease payment due in December 2001 and the prepayment received on the possible sale of the Company's explosives distribution outlets. This increase was partially offset by a decrease in the amount of customer deposits outstanding in the Chemical Business.

Cash Flow From Investing and Financing Activities

Net cash used in investing activities for the six months ended June 30, 2001 included $3.6 million for capital expenditures and an increase in other assets of $.8 million. The capital expenditures were primarily for the benefit of the Chemical and Climate Control Businesses. The increase in other assets is primarily due to an increase in deferred loan costs relating to the new credit facility partially offset by the sale of certain non-current inventory in the Industrial Products Business.

Net cash provided by financing activities included proceeds from long-term debt and other debt issuances of $3.6 million and a net increase in revolving working capital debt of $14.4 million to fund the increase in accounts receivable and inventories and the decrease in accounts payable, offset in part, by payments on long-term debt of $4.3 million.

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

In April, 2001, the Company replaced its existing Revolving Credit Facility ("Revolver") for ClimaChem and its subsidiaries. ClimaChem and its subsidiaries, ("the borrowers"), entered into a new $50 million credit facility with a new lender (the "Working Capital Revolver Loan"). The Working Capital Revolver Loan provides for advances based on specified percentages of eligible accounts receivable and inventory of ClimaChem and its subsidiaries and accrues interest at a base rate (generally equivalent to the prime rate) plus 2% or the LIBOR rate plus 4.5%. Interest is due monthly. The Working Capital Revolver Loan matures in April 2005 and is secured by receivables, inventory and intangibles of all the ClimaChem entities other than El Dorado Nitric Co., ("EDNC"). EDNC is neither a borrower or guarantor of the Working Capital Revolver Loan. The Working Capital Revolver Loan requires ClimaChem to meet certain financial covenants on a monthly, quarterly and/or annual basis. The Working Capital Revolver Loan requires that ClimaChem's excess availability, as defined, equal an amount not less than $3.8 million, on each interest payment date, after giving effect to the interest payment due under ClimaChem's 10 3/4% Senior Notes. The Working Capital Revolver Loan requires the borrowers to have various minimum amounts of availability under the revolver which amounts generally increase prior to interest payment due dates of the Senior Notes discussed in Note 7 of Notes to Condensed Consolidated Financial Statements. A subsidiary of the Company which is not a subsidiary of ClimaChem, Summit Machine Tool Manufacturing Corp. ("Summit"), executed the third amended and restated revolving credit agreement with the prior lender (the "Agreement") in April 2001. The Agreement provides a revolving line of credit of up to $2.5 million through April 2002. The Agreement is guaranteed by the Company. The Agreement requires monthly payments of interest which accrue based on the lender's prime rate plus the applicable margin (2.5% in April 2000). Effective July 1, 2001, the applicable margin increases .50% and increases .50% monthly thereafter until the Agreement is terminated. The Agreement may be terminated by Summit with proper notice without premium or penalty.

As of June 30, 2001, the Company had a borrowing availability under the Agreement of $.1 million and ClimaChem had borrowing availability under the Working Capital Revolver Loan of $7 million. The effective interest rates under the Agreement and the Working Capital Revolver Loan were 9.25% and 8.75%, respectively. Borrowings under the Working Capital Revolver Loan outstanding at June 30, 2001, were $46.6 million. The annual interest on the outstanding debt under the Working Capital Revolver Loan at June 30, 2001, at the rates then in effect would approximate $4.1 million annually.

ClimaChem is restricted as to the funds that it may transfer to the Company under the terms contained in an Indenture ("Indenture") covering the Senior Unsecured Notes issued by ClimaChem and the Working Capital Revolver Loan. Under the terms of an Indenture between ClimaChem, the guarantors and the trustee relating to the Senior Notes, ClimaChem is permitted to distribute or pay in the form of dividends and other distributions to the Company in connection with ClimaChem's outstanding equity securities or loans, (a) advances or investments to any person (including the Company), up to 50% of ClimaChem's consolidated net income for the period (taken as one accounting period), commencing on the first day of the first full fiscal quarter commencing after the Issue Date of the Senior Notes to and including the last day of the fiscal quarter ended immediately prior to the date of said calculation (or, in the event consolidated net income for such period is a deficit, then minus 100% of such deficit), plus (b) the aggregate net cash proceeds received by ClimaChem from the sale of its capital stock. This limitation will not prohibit (i) payment to the Company under a Services Agreement, Management Agreement and a Tax Sharing Agreement, or (ii) the payment of any dividend within 60 days after the date of its declaration if such dividend could have been made on the date of such declaration. ClimaChem did not declare and pay to the Company a dividend during the six months ended June 30, 2001.

Under the Management Agreement, it is possible that ClimaChem could pay up to $1.8 million of management fees to the Company (if ClimaChem has earnings before interest, income taxes, depreciation and amortization ("EBITDA") in excess of $26 million for the year). For the six months ended June 30, 2001, ClimaChem owed the Company $900,000 inasmuch as EBITDA exceeded $13 million for the period

Due to the Company's and ClimaChem operating losses for the last three years and limited borrowing ability under the credit facility then in effect, the Company discontinued payment of cash dividends on its Common Stock for periods subsequent to January 1, 1999, until the Board of Directors determines otherwise. As of the date of this report, the Company has not paid the regular quarterly dividend of $.8125 on its outstanding $3.25 Convertible Exchangeable Class C Preferred Stock Series 2 ("Series 2 Preferred") since June 15, 1999, totaling approximately $4.1 million. In addition, the Company did not pay the January 1, 2000 and 2001 regular dividend on the Series B Preferred totaling $480,000. The Company does not anticipate having funds available to pay dividends on its stock for the foreseeable future.

The Company has planned capital expenditures for the remainder of 2001 of approximately $1.4 million, primarily in the Chemical and Climate Control Businesses, but such capital expenditures are dependent upon obtaining acceptable financing. The Company will make these expenditures if there is sufficient working capital or available financing. As discussed in Note 6 of Notes to Condensed Consolidated Financial Statements, the Company is seeking financing from Arkansas authorities for the projects required to comply with the Wastewater Consent Order and the Company has requested that the permit be further delayed until financing arrangements can be made, which requests have been met to date. The wastewater program is currently expected to require future capital expenditures of approximately $2 to $3 million. Negotiations for securing financing are currently underway.

The Company's plan for the remainder of 2001 identifies specific non-core assets (real estate, oil and gas properties, spare parts, etc.) which the Company is considering selling to provide additional working capital to the Company. The Company also continues to evaluate alternatives for realizing its net investment in the Industrial Products Business.

The Chemical Business has entered into a letter of intent with an unrelated third party to sell its explosive business distribution outlets and enter into a long-term supply agreement. If the transaction is consummated, it is expected to have the effect of providing working capital from the proceeds of the sale of the assets, reduce outstanding accounts receivable and inventory, as well as provide a more constant and predictable operating margin in the Company's explosives business.

In July 2001, the Company concluded the sale to a third party of the Crystal City Plant for $4 million, including a $.2 million hold back amount, $.1 million of which will be paid upon completion of certain decommissioning work and $.1 million of which will be paid upon the completion of removal of the nitric acid plant. Approximately $1.8 million of the proceeds is available to the Company and its subsidiaries which are not subsidiaries of ClimaChem to retire obligations that were guaranteed in connection with the Company's former automotive business, with the remainder being applied against the outstanding balance on the Working Capital Revolver Loan.

In May 2001, a subsidiary of the Company, Climate Master, Inc., ("Climate Master") sold to another subsidiary of the Company, Prime Financial Corporation "Prime"), an option ("Option") to purchase the building in which Climate Master builds its products ("Building") for $1.6 million. Prime thereafter exercised the Option and sold the Building to a third party for a net amount of approximately $1.6 million cash, plus the exercise price under the Option (which was used to pay the mortgage on the Building) and related costs, together with a non-recourse, unsecured promissory note ("Note"), in the principal amount of $1.6 million, from the purchaser of the Building. The parties do not anticipate payment of the principal amount of the Note, but the third party buyer agreed that, although Climate Master is not the holder of the Note, Climate Master may reduce the option price as discussed below by the amount of the Note.

As a result of the transaction, the Climate Master lease and option to buy the Building was extended from 2003 to 2016. The option price for Climate Master to purchase the Building, if exercised, is to be based on the amount of the mortgage on the Building outstanding at the time the option is exercised plus up to $200,000 less the amount of the Note.

In July 2001, the Company repurchased approximately $3 million of the Senior Unsecured Notes and will recognize a gain of approximately $1.7 million before income taxes in the third quarter of 2001 relating to this transaction.

Assuming all of the events discussed above are completed and the lack of unforeseen adverse events, management of the Company believes the Company will have adequate resources to meet its obligations as they come due; however, this expectation could change in the near term. See "Special Note Regarding Forward-Looking Statements".

The Company's plan for the remainder of 2001 involves a number of initiatives and assumptions which management believes to be reasonable and achievable; however, should the Company not be able to execute this plan described above, it may not have resources available to meet its obligations as they come due.

Proposal of Debt Conversion

As of June 30, 2001, Prime Financial Corporation ("Prime"), a subsidiary of the Company, has an outstanding principal balance of $1,750,000 ("the Note") owed to SBL Corporation ("SBL"), a corporation wholly owned by the spouse and children of Jack E. Golsen Chairman of the Board and President of the Company.

As of the date of this report, a proposal from SBL is expected to be presented to the Company's Board of Directors that SBL convert $1 million to $1.5 million in principal of the Note to $1 million to $1.5 million in a new LSB Preferred D ("Preferred D") shares at $1.00 per value, with each share carrying one vote. The terms of the Preferred D shares would be negotiated by a special committee comprised of three independent members appointed by the Board of Directors. See discussion in Item 5 of Part II "Other Information".

Contingencies

     The Company has several contingencies that could impact its liquidity in the event that the Company is unsuccessful in defending against the claimants. Although management does not anticipate that these claims will result in substantial adverse impacts on its liquidity, it is not possible to determine the outcome.  See Note 6A and C of the Notes to Condensed Consolidated Financial Statements for a discussion as to certain possible contingencies involving the sale of the Automotive Business.  The preceding sentence is a forward looking statement that involves a number of risks and uncertainties that could cause actual results to differ materially. See Note 6 of Notes to Condensed Consolidated Financial Statements.

Quantitative and Qualitative Disclosure about Market Risk

General

     The Company's results of operations and operating cash flows are impacted by changes in market interest rates.

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

     As of June 30, 2001, the Company's variable rate and fixed rate debt, which aggregated $152.3 million, exceeded the debt's fair market value by approximately $48.9 million ($49.4 million at December 31, 2000). The fair value of the Senior Unsecured Notes of a subsidiary of the Company was determined based on a market quotation for such securities.

SPECIAL NOTE REGARDING
FORWARD-LOOKING STATEMENTS

     Certain statements contained within this report may be deemed "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements in this report other than statements of historical fact are Forward-Looking Statements that are subject to known and unknown risks, uncertainties and other factors which could cause actual results and performance of the Company to differ materially from such statements. The words "believe", "expect", "anticipate", "intend", "will", and similar expressions identify Forward-Looking Statements. Forward-Looking Statements contained herein relate to, among other things, ability to improve operations and become profitable from operations on an annualized basis,

   establishing a position as a market leader,

  the market for certain of the Climate Control Business products will continue to grow,

  availability of net operating loss carryovers,

  amount to be spent relating to compliance with federal, state and local environmental laws at the El Dorado Facility,

  liquidity and availability of funds,

  anticipated financial performance,

  adequate cash flows to meet its presently anticipated working capital requirements,

  expectation that the sale of the Company's explosive business distribution outlets and related long-term supply agreement will close,

  the Company's EBITDA and pre-tax income will be sufficient for the remainder of 2001 for the management fee and income taxes to be paid by ClimaChem,

  management believes that the Company has adequate resources to meet its obligations as they come due, and ability to make planned capital improvements,

  potential repayment of $2 million to the potential buyer of the explosive distribution outlets,

  ability to obtain financing for wastewater disposal project.

While the Company believes the expectations reflected in such Forward-Looking Statements are reasonable, it can give no assurance such expectations will prove to have been correct. There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to, decline in general economic conditions, both domestic and foreign,

    material reduction in revenues,

    material increase in interest rates,

    inability to collect in a timely manner a material amount of receivables,

    increased competitive pressures,

    changes in federal, state and local laws and regulations, especially environmental regulations, or in interpretation of such, pending,

    additional releases (particularly air emissions) into the environment,

    material increases in equipment, maintenance, operating or labor costs not presently anticipated by the Company,

    the requirement to use internally generated funds for purposes not presently anticipated,

    the inability to secure additional financing for planned capital expenditures,

    the cost for the purchase of anhydrous ammonia and natural gas,

    changes in competition,

    the loss of any significant customer,

    changes in operating strategy or development plans,

    inability to fund the working capital and expansion of the Company's businesses,

    adverse results in any of the Company's pending litigation,

    inability to obtain necessary raw materials,

    Bayer's inability or refusal to purchase all of the Company's production at the Baytown nitric acid plant,

    sale of the Chemical Business' explosive distribution centers does not close by a certain date, and in such event, the buyer does not believe that the Chemical Business can deliver product to it and other factors described in "Management's Discussion and Analysis of Financial Condition and Results of Operation" contained in this report.

    Given these uncertainties, all parties are cautioned not to place undue reliance on such Forward-looking Statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the Forward-Looking Statements contained herein to reflect future events or developments.

  Independent Accountants' Review Report

  Board of Directors
  LSB Industries, Inc.

  We have reviewed the accompanying condensed consolidated balance sheet of LSB Industries, Inc. and subsidiaries as of June 30, 2001, and the related condensed consolidated statements of operations for the six-month and three-month periods ended June 30, 2001 and 2000 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

  We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of LSB Industries, Inc. and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended (not presented herein); and in our report dated April 16, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

  ERNST & YOUNG LLP

  Oklahoma City, Oklahoma

  August 20, 2001

  PART II
  OTHER INFORMATION

  Item 1.     Legal Proceedings

  There are no additional material legal proceedings pending against the Company and/or its subsidiaries not previously reported by the Company in Item 3 of its Form 10-K for the fiscal period ended December 31, 2000, which Item 3 is incorporated by reference herein.

  Item 2.     Changes in Securities

  Loan and Security Agreement, dated April 13, 2001 by and among LSB Industries, Inc., ClimaChem, Inc. and each of its subsidiaries that are Signatories, the Lenders that are Signatories and Foothill Capital Corporation. In April 2001, ClimaChem and its subsidiaries entered into a new $50 million credit facility ("Working Capital Revolver Loan"). The Working Capital Revolver Loan provides for advances based on specified percentages of eligible accounts receivable and inventory of ClimaChem and its subsidiaries and accrues interest at a base rate (generally equivalent to the prime rate) plus 2% or the LIBOR rate plus 4.5%. Interest is due monthly. The Working Capital Revolver Loan provides for up to $8.5 million of letters of credit. The Working Capital Revolver Loan matures in April 2005 and is secured by receivables, inventory and intangibles of all ClimaChem's entities other than El Dorado Nitric Co., ('EDNC") and certain assets of non-ClimaChem entities. The Company, each of ClimaChem's subsidiaries (except EDNC) and two subsidiaries of the Company are guarantors of the indebtedness. EDNC is neither a borrower or guarantor of the Working Capital Revolver Loan. The Working Capital Revolver Loan requires ClimaChem to meet certain financial covenants on a monthly, quartely and/or annual basis. The Working Capital Revolver Loan requires the borrowers to have varying minimum amounts of availability under the revolver, which amounts generally increase prior to interest payment due dates of the Senior Notes. The Working Capital Revolver Loan requires that ClimaChem's excess availability, as defined, equal an amount not less than $3.8 million, on each interest payment date, after making the interest payment due pursuant to ClimaChem's 10 3/4% Senior Notes. The Working Capital Revolver Loan also contains covenants that, among other things, limit the borrowers ability to: (i) incur additional indebtedness, (ii) incur liens, (iii) make restricted payments or loans to affiliates who are not borrowers, or (iv) engage in mergers, consolidations or other forms of recapitalization, (v) dispose of assets, and (vi) repurchase ClimaChem's 10 3/4% Senior Unsecured Notes.

  Item 3.     Defaults upon Senior Securities

  (b) The Company's Board of Directors did not declare and pay the June 15, 2001 dividends on the Company's outstanding $3.25 Convertible Exchangeable Class C Preferred Stock, Series 2 ("Series 2 Preferred). Accrued and unpaid dividends on the Series 2 Preferred are cumulative. The amount of the total arrearage of unpaid dividends on the outstanding Series 2 Preferred is approximately $4.1 million as of the date of this report. In addition, management of the Company has decided not to recommend the Company's Board of Directors to approve the September 15, 2001 dividend payment on its outstanding Series 2 Preferred. If the September 15 dividend on the Series 2 Preferred is not paid, the amount of the total arrearage of unpaid dividends payable on the outstanding Series 2 Preferred will be approximately $4.6 million and the Company will have exceeded six quarters without paying the quarterly dividend on its Series 2 Preferred.

  Whenever dividends on the Series 2 Preferred shall be in arrears and unpaid, whether or not declared, in amount equal to at least six quarterly dividends (whether or not consecutive), the holders of the Series 2 Preferred (voting separately as a class) will have the exclusive right to vote for and elect two additional directors of the Company's Board of Directors during the period that dividends on the Series 2 Preferred remain in arrears. The right of the holders of the Series 2 Preferred to vote for such two additional directors shall terminate, subject to re-vesting in the event of a subsequent similar arrearage, when all cumulative and unpaid dividends on the Series 2 Preferred have been declared and set apart for payment. The term of office of all directors so elected by the holders of the Series 2 Preferred shall terminate immediately upon the termination of the right of the holders of the Series 2 Preferred to vote for such two additional directors, subject to the requirements of Delaware law.

  Also the Company's Board of Directors did not declare and pay the January 1, 2000 and 2001 regular dividend on the Company's Series B 12% Convertible, Cumulative Preferred Stock ("Series B"). Dividends in arrears at June 30, 2001, related to the Company's Series B amounted to approximately $.4 million.

  Item 4.   Submission of Matters to a Vote of Security Holders

  At the Company's 2001 Annual Meeting of Shareholders held on July 19, 2001, the following nominees to the Board of Directors were elected as directors of the Company:

                                                                                Number of
                                                                                 Shares            Number of
                                                              Number of       "Against" and       Abstentions
                                                              Shares           to "Withhold        and Broker
                              Name                             "For"            Authority"          Non-Votes

                              Robert C. Brown, M.D.          11,403,838         71,122                 0

   Charles A. Burtch              11,405,038         69,922                 0

   Jack E. Golsen                 11,403,938         71,022                 0

   Horace G. Rhodes               11,405,038         69,922                 0

  Messrs. Brown, Burtch, Golsen and Rhodes had been serving on the Board of Directors at the time of the Annual Meeting and were reelected for a term of three (3) years. The following are the directors whose terms of office continued after such Annual Meeting: Raymond B. Ackerman, Barry H. Golsen, David R. Goss, Bernard G. Ille, Donald W. Munson, Jerome D. Shaffer, M.D. and Tony M. Shelby.

  At the Annual Meeting, Ernst & Young, LLP, Certified Public Accountants, was appointed as independent auditors of the Company for 2001, as follows:

                                                  Number of Shares       Number of
                                                 "Against" to         Abstentions and
                      Number of                     "Withhold            Broker Non-                      Shares "For"                 Authority"              Votes

                      11,430,627                     42,751                 1,559

  Item 5.     Other Information

  On October 17, 1997, Prime Financial Corporation ("Prime"), a subsidiary of the Company, borrowed from SBL Corporation ("SBL"), a corporation wholly owned by the spouse and children (including Barry H. Golsen, Vice Chairman of the Board of the Company and President of the Company's Climate Control Business) of Jack E. Golsen, Chairman of the Board and President of the Company, the principal amount of $3,000,000 (the "Prime Loan") on an unsecured basis and payable on demand, with interest payable monthly in arrears at a variable interest rate equal to the Wall Street Journal Prime Rate plus 2% per annum. The purpose of the loan was to assist the Company by providing additional liquidity. As of July 31, 2001, the unpaid principal balance on the Prime Loan was $1,750,000. In April, 2000, at the request of Prime and the Company, SBL agreed to modify the demand note to make such a term note with a maturity date no earlier than April 1, 2001, except under limited circumstances. In April 2001, this term note was amended to require repayment of $300,000 in 2001 and $1,450,000 in 2002.

  In order to make the Prime Loan to Prime, SBL and certain of its affiliates borrowed the $3,000,000 from a bank (collectively, "SBL Borrowings"), and as part of the collateral pledged by SBL to the bank in connection with such loan, SBL pledged, among other things, its note from Prime. In order to obtain SBL's agreement as provided above, and for other reasons, effective April 21, 2000, a subsidiary of the Company guaranteed on a limited basis the obligations of SBL and its affiliates relating to the unpaid principal amount due to the bank in connection with the SBL Borrowings, and, in order to secure its obligations under the guarantees, it pledged to the bank 1,973,461 shares of the Company's Common Stock that it holds as treasury stock. Under the limited guaranty, the Company's subsidiary's liability is limited to the value, from time to time, of the Common Stock of the Company pledged to secure obligations under its guarantees to the bank relating to the SBL Borrowings. As of July 31, 2001, the outstanding principal balance due to the bank from SBL as a result of such loan was $1,700,000. The Company has been advised that SBL is willing to negotiate an exchange of the unpaid balance due to SBL in connection with the loan for voting equity securities of the Company. If an exchange is negotiated, the bank would, as a condition to the exchange, be required to return Prime's Note and the shares pledged by the Company. As of the date of this report, the parties have not begun these negotiations. There are no assurances that the Company will be successful in negotiating an exchange of the Company's voting equity securities for the unpaid amount of the loan due SBL.

  In July, 2001, SBL proposed to the Board that SBL convert $1.0 million to $1.5 million in principal of the Prime Loan to an equal number of shares of a new series of the Company's preferred stock at $1.00 par value, with each share carrying one vote and voting as a class with the Company's common stock. The other terms of the newly proposed shares of preferred stock are to be based on negotiations between SBL and the Company. The proposed new series of preferred would carry a 6% cumulative dividend rate that would be paid only after dividends are paid on the Company's Series 2 $3.25 preferred stock. The Board (with Messrs. Jack E. Golsen, Barry H. Golsen and Robert C. Brown, M.D., [Jack E. Golsen's brother-in-law] abstaining) appointed a special committee of the Board comprised of three outside, independent members (Messrs, Horace G. Rhodes, Raymond B. Ackerman and Charles A. Burtch) to consider, negotiate in an arm's length and independent manner and approve or disapprove, with full power and authority to say "no", any transaction with SBL. The special committee has full power and authority to retain legal and financial consultants in connection with its deliberations relating to any transaction with SBL.

  The Company has made a decision to attempt to dispose of its non-core assets. The non-core assets include certain small fractional oil properties owned by the Company. A committee of outside directors (Messrs. Bernard G. Ille and Horace G. Rhodes) was established to attempt to sell the Company's oil properties. In connection with this proposed transaction, the Company received two bids, one of which was from GPC to purchase the Company's oil properties for $350,000, plus the assumption of liabilities associated with the assets. Although the Committee believes that GPC's offer is superior to the other bid, it is presently considering and reviewing all aspects of GPC's offer, the other bid, and surveying the market price compared to other transactions.  GPC, a subsidiary of SBL, is owned, directly and indirectly, by Jack E. Golsen's immediate family, including Barry H. Golsen.

  Item 6.     Exhibits and Reports on Form 8-K

  (A)   Exhibits. The Company has included the following exhibits in this report:

  10.1  Covenant Waiver Letter, dated August 2, 2001, between The CIT Group and DSN Corporation.

  15.1   Letter Re: Unaudited Interim Financial Information

  (B)   Reports of Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended June 30, 2001.

  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly authorized, to sign this report on its behalf on this 20th day of August 2001.

LSB INDUSTRIES, INC.

By: /s/ Tony M. Shelby_____________
Tony M. Shelby,
Senior Vice President of Finance
(Principal Financial Officer)

By: /s/ Jim D. Jones_______________
Jim D. Jones
Vice President, Controller and
Treasurer (Principal Accounting Officer)