Form 10-Q/A
period 2001-06-30
LSB INDUSTRIES INC
filed 2001-10-02
CIK 60714

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
State or other jurisdiction          I.R.S. Employer
incorporation or organization        Identification No.

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

                            YES  X     NO

The number of shares outstanding of the Registrant's voting Common Stock, as of July 31, 2001, was 11,924,203 shares excluding 3,272,426 shares held as treasury stock.

PART II

OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

      (A)   Exhibits. The Company has included the following
            exhibits in this report:

            10.1  Covenant Waiver Letter, dated August 2,
                  2001, between The CIT Group and DSN
                  Corporation.*

            10.2  Anhydrous Ammonia Sales Agreement, dated
                  June 30, 2001, between Koch Nitrogen
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
                  WITH THE SECRETARY OF THE SECURITIES
                  AND EXCHANGE COMMISSION FOR PURPOSES
                  OF SUCH REQUEST.

             15.1 Letter Re: Unaudited Interim Financial
                  Information.*

___________
* indicates this exhibit was submitted with the Company's quarterly report on Form 10-Q filed with the Commission on August 20, 2001.

(B)  Reports of Form 8-K. The Company did not file any
     reports on Form 8-K during the quarter ended June 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly authorized, to sign this report on its behalf on this 21st day of September, 2001.

                              LSB INDUSTRIES, INC.

                                                                           By: /s/ Tony M. Shelby
                                                                                  Tony M. Shelby,
                                                                                  Senior Vice President of Finance
                                                                                 (Principal Financial Officer)

                              By:  /s/ Jim D. Jones
                                                                                  Jim D. Jones
                                                                                  Vice President, Controller and
                                 Treasurer
                                                                                 (Principal Accounting Officer)