Form 10-Q
period 2001-09-30
LSB INDUSTRIES INC
filed 2001-11-13
CIK 60714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly period ended September 30, 2001

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

YES  X     NO___

The number of shares outstanding of the Registrant's voting Common Stock, as of October 31, 2001 was 11,933,563 shares excluding 3,272,426 shares held as treasury stock.

PART I

FINANCIAL INFORMATION

Company or group of companies for which report is filed: LSB Industries, Inc. and all of its subsidiaries.

The accompanying condensed consolidated balance sheet of LSB Industries, Inc., at September 30, 2001, the condensed consolidated statements of operations for the nine-month and three-month periods ended September 30, 2001 and 2000 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2001 and 2000 have been subjected to a review, in accordance with standards established by the American Institute of Certified Public Accountants, by Ernst & Young LLP, independent auditors, whose report with respect thereto appears elsewhere in this Form 10-Q. The financial statements mentioned above are unaudited and reflect all adjustments, consisting only of adjustments of a normal recurring nature, except for the extraordinary gain recognized in the third quarter of 2001 and the second and third quarters of 2000 on the extinguishment of certain Senior Unsecured Notes as discussed in Note 7 of the Notes to the Condensed Consolidated Financial Statements, the gain on termination of the former firm purchase commitments recognized in the second quarter of 2001, and the loss provision recognized in the first and second quarters of 2000 on firm purchase commitments which are, in the opinion of management, necessary for a fair presentation of the interim periods. The results of operations for the nine months ended September 30, 2001, are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet at December 31, 2000 was derived from audited financial statements as of that date. Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, for an expanded discussion of the Company's financial disclosures and accounting policies.

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Information at September 30, 2001 is unaudited)
(Dollars in thousands)
	September 30,	December 31,
ASSETS	2001	2000
Current assets:

Cash and cash equivalents	$1,832	$3,063

Restricted cash	1,117	-

Trade accounts receivable, net	48,921	48,333

Inventories:
Finished goods	20,010	18,990
Work in process	3,502	2,962
Raw materials	8,586	9,687
Total inventory	32,098	31,639

Supplies and prepaid items:
Precious metals	2,747	1,621
Other	4,601	4,356
	7,348	5,977

Total current assets	91,316	89,012

Property, plant and equipment, net	78,338	80,884

Other assets, net	19,979	22,999

	$189,633	$192,895

(Continued on following page)

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Information at September 30, 2001 is unaudited)
(Dollars in thousands)
	September 30,	December 31,
LIABILITIES AND STOCKHOLDERS' DEFICIT	2001	2000
Current liabilities:
Drafts payable	$42	$224
Accounts payable	25,752	26,765
Accrued liabilities	23,533	25,847
Accrued losses on firm purchase commitments	-	3,465
Current portion of long-term debt	48,821	42,101
Total current liabilities	98,148	98,402

Long-term debt	89,537	93,904

Other non-current liabilities:
Accrued losses on firm purchase commitments	-	3,450
Negative goodwill	1,983	1,329
Other	6,562	5,113
	8,545	9,892

Commitments and Contingencies (Note 6)	-	-

Redeemable, noncumulative convertible
preferred stock, $100 par value; 1,295
shares issued and outstanding (1,462 shares in 2000)	123	139

Stockholders' deficit:
Series B 12% cumulative, convertible
preferred stock $100 par value; 20,000
shares issued and outstanding	2,000	2,000
Series 2 $3.25 convertible, exchangeable
Class C preferred stock, $50 stated
value; 628,550 shares issued	31,427	31,427
Common stock, $.10 per value 75,000,000
shares authorized, 15,204,989 shares
issued (15,163,909 shares in 2000)	1,521	1,516
Capital in excess of par value	52,429	52,376
Accumulated other comprehensive loss	(2,222)	-
Accumulated deficit	(75,607)	(80,480)
	9,548	6,839
Less treasury stock at cost:
Series 2 Preferred, 5,000 shares	200	200
Common stock, 3,272,426 shares in 2001 (3,285,957 shares in 2000)	16,068	16,081
Total stockholders' deficit	(6,720)	(9,442)

	$189,633	$192,895

(See accompanying notes)

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
Nine Months Ended September 30, 2001 and 2000
(Dollars in thousands, except per share amounts)
2001	2000

Revenues:
Net sales	$261,428	$214,290
Gain on sale of property and equipment (Note 9)	3,939	-
Other income	1,157	4,027
	266,524	218,317
Costs and expenses:
Cost of sales	217,376	172,075
Selling, general and administrative	36,798	35,332
Interest	11,010	11,720
Provision for loss on (benefit from termination of) firm purchase commitments	(2,338)	2,485
Other expenses	1,185	2,084
	264,031	223,696
Income (loss) from continuing operations before provision for income taxes and extraordinary gain	2,493	(5,379)

Provision for income taxes	216	-
Income (loss) from continuing operations before extraordinary gain	2,277	(5,379)

Net loss from discontinued operations	-	(579)
Extraordinary gain, net of income taxes of $35 ($225 in 2000) (Note 7)	2,596	17,196

Net income	$4,873	$11,238

Net income applicable to common stock (Note 3)	$3,173	$9,033

Weighted average common shares (Note 3):
Basic	11,906,249	11,868,963

Diluted	12,329,937	11,868,963

Income (loss) per common share (Note 3):
Basic:
Net income (loss) from continuing operations	$.05	$(.66)
Net loss from discontinued operations	-	(.05)
Extraordinary gain	.22	1.47
Net income applicable to common stock	$.27	$.76

Diluted:
Net income (loss) from continuing operations	$.05	$(.66)
Net loss from discontinued operations	-	(.05)
Extraordinary gain	.21	1.47
Net income applicable to common stock	$.26	$.76

(See accompanying notes)

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
Three Months Ended September 30, 2001 and 2000
(Dollars in thousands, except per share amounts)
2001	2000
Revenues:
Net sales	$76,841	$68,106
Gain on sale of property and equipment (Note 9)	3,555	-
Other income	265	1,845
	80,661	69,951
Costs and expenses:
Cost of sales	66,351	56,860
Selling, general and administrative	12,400	11,984
Interest	3,476	3,636
Other expenses	302	423
	82,529	72,903
Loss from continuing operations before benefit for income taxes and extraordinary gain	(1,868)	(2,952)

Benefit for income taxes	(35)	-
Loss from continuing operations before extraordinary gain	(1,833)	(2,952)

Net loss from discontinued operations	-	(579)
Extraordinary gain, net of income taxes of $35 in 2001 (Note 7)	2,566	3,952

Net income	$733	$421

Net income (loss) applicable to common stock (Note 3)	$166	$(195)

Weighted average common shares (Note 3):
Basic and diluted	11,928,610	11,877,518

Income (loss) per common share (Note 3):
Basic and diluted:
Net loss from continuing operations	$(.21)	$(.32)
Net loss from discontinued operations	-	(.05)
Extraordinary gain	.22	.35
Net income (loss) applicable to common stock	$.01	$(.02)

(See accompanying notes)

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
Nine Months Ended September 30, 2001 and 2000
(Dollars in thousands)
2001	2000
Cash flows from operating activities:
Net income	$4,873	$11,238
Adjustments to reconcile net income to cash flows provided by (used in) continuing operations:
Net loss from discontinued operations	-	579
Extraordinary gain on extinguishment of debt	(2,631)	(17,421)
Gain on sale of property and equipment	(3,939)	-
Depreciation, depletion and amortization:
Property, plant and equipment	7,337	6,354
Other	533	1,057
Provision for (recovery and reversal of) possible losses on receivables	(107)	1,011
Provision for (realization of) losses on firm sales and purchase commitments, net of inventory write- down	(7,160)	211
Cash provided (used) by changes in assets and liability:
Trade accounts receivable	(351)	(5,050)
Inventories	(1,124)	3,019
Supplies and prepaid items	154	(527)
Accounts payable	(1,013)	8,554
Accrued liabilities	2,612	4,248
Net cash provided by (used in) continuing operating activities	(816)	13,273

Cash flows from investing activities:
Capital expenditures	(5,685)	(4,908)
Proceeds from sale of property and equipment	4,730	76
Restricted cash held in escrow	(1,117)	-
Increase in other assets	(618)	(261)

Net cash used in investing activities	(2,690)	(5,093)

Cash flows from financing activities:
Proceeds from long-term and other debt	3,891	2,718
Payments on long-term and other debt	(6,005)	(3,957)
Acquisition of 10 3/4% Senior Notes	(2,066)	(7,002)
Net change in revolving debt facilities	6,607	1,264
Net change in drafts payable	(182)	(25)
Net proceeds from issuance of common stock	30	-
Purchases of preferred stock	-	(1,153)

Net cash provided by (used in) financing activities	2,275	(8,155)
Net cash used in discontinued operations	-	(579)
Net decrease in cash and cash equivalents	(1,231)	(554)

Cash and cash equivalents at beginning of period	3,063	3,130

Cash and cash equivalents at end of period	$1,832	$2,576

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

Note 2: Income Taxes At December 31, 2000, the Company had regular- tax net operating loss ("NOL") carryforwards for tax purposes of approximately $69.8 million (approximately $42.5 million alternative minimum tax NOLs), exclusive of NOL carryforwards attributable to certain entities sold in March 2001. See Note 6-Commitments and Contingencies. Certain amounts of regular-tax NOL carryforwards expire beginning in 2001. There was approximately $.2 million of income tax expense for the nine-month period of 2001 associated with operations (none in 2000) representing current state income taxes and federal alternative minimum income taxes.

Note 3: Income (Loss) Per Share Net income (loss) applicable to common stock is computed by adjusting the net income by the amount of preferred stock dividend requirements. Basic income (loss) per common share is based upon the net income (loss) applicable to common stock and the weighted average number of common shares outstanding during each period. Diluted income (loss) per share is based on the weighted average number of common shares and dilutive common equivalent shares outstanding and the assumed conversion of dilutive convertible securities outstanding, if any, after appropriate adjustment for interest, net of related income tax effects on convertible notes payable, as applicable.

For the nine months ended September 30, 2001, the Company's Board of Directors did not declare and pay the regular quarterly dividends of $.8125 on the Company's Series 2 $3.25 Convertible Class C preferred stock. Dividends in arrears at September 30, 2001, relating to the Company's Series 2 $3.25 Convertible Class C preferred stock, amounted to approximately $4.6 million. In addition, the Company's Board of Directors did not declare and pay the January 1, 2001 regular dividend on the Company's Series B 12% Convertible, Cumulative Preferred Stock. Dividends in arrears at September 30, 2001, related to the Company's Series B 12% Convertible, Cumulative Preferred Stock, amounted to approximately $.5 million.

Note 3: Income (Loss) Per Share (continued)

The following table sets forth the computation of basic and diluted income (loss) per share:

(Dollars in thousands, except per share amounts)

Nine Months Ended	Three Months Ended
September 30,	September 30,
2001	2000	2001	2000
Numerator:
Net income	$4,873	$11,238	$733	$421
Preferred stock dividend requirements	(1,700)	(2,205)	(567)	(616)
Numerator for basic earnings (loss) per share - net income (loss) applicable to common stock	3,173	9,033	166	(195)
Preferred stock dividend requirements on preferred stock assumed to be converted, if dilutive	-	-	-	-
Numerator for diluted earnings (loss) per share	$3,173	$9,033	$166	$(195)

Denominator:
Denominator for basic earnings (loss) per share - weighted - average shares	11,906,249	11,868,963	11,928,610	11,877,518

Effect of dilutive securities:
Employee stock options	362,935	-	-	-
Convertible preferred stock	56,753	-	-	-
Convertible note payable	4,000	-	-	-

Dilutive potential common shares	423,688	-	-	-

Denominator for dilutive earnings (loss) per share - adjusted weighted-average shares and assumed conversions	12,329,937	11,868,963	11,928,610	11,877,518

Basic earnings (loss) per share	$.27	$.76	$.01	$(.02)

Diluted earnings (loss) per share	$.26	$.76	$.01	$(.02)

Note 4: Stockholders' Deficit

The table below provides detail of activity in the stockholders' deficit accounts for the nine months ended September 30, 2001:

Common Shares	Stock Par Value	Non- redeemable Preferred Stock	Capital in excess of par value	Accumulated Other Comprehensive Loss	Accumulated deficit	Treasury Stock - Common	Treasury Stock - Preferred	Total

Balance at                                        (in thousands)

December 31, 2000		15,164	$1,516	$33,427	$52,376	$-	$(80,480)	$(16,081)	$(200)	$(9,442)

Net income							4,873			4,873

Cumulative effect of change in accounting for derivative financial instruments, net of taxes						(2,439)				(2,439)

Reclassification to operations, net of taxes						217				217

Comprehensive income										2,651

Exercise of stock options		34	3		38					41

Conversion of 167 shares of redeemable preferred stock to common stock		7	2		15					17

Net change in treasury stock -common								13		13
Balance at	(1)
September 30, 2001		15,205	$1,521	$33,427	$52,429	$(2,222)	$(75,607)	$(16,068)	$(200)	$(6,720)

(1) Includes 3,272 shares of the Company's Common Stock held in treasury. Excluding the 3,272 shares held in treasury, the outstanding shares of the Company's Common Stock at September 30, 2001 were 11,933.

Note 5: Segment Information

Nine Months Ended	Three Months Ended
September 30,	September 30,
2001	2000	2001	2000

  (in thousands)
Net sales:
Chemical (1)	$150,423	$107,156	$40,522	$30,848
Climate Control	105,733	98,978	34,920	34,709
Industrial Products (2)	5,272	8,156	1,399	2,549
	$261,428	$214,290	$76,841	$68,106

Gross profit: (3)
Chemical	$13,647	$14,088	$271	$2,062
Climate Control	28,618	25,840	9,753	8,484
Industrial Products	1,787	2,287	466	700
	$44,052	$42,215	$10,490	$11,246

Operating profit (loss): (4)
Chemical	$7,884	$5,439	$670	$(411)
Climate Control	8,799	8,587	2,977	2,874
Industrial Products	36	245	(210)	39
	16,719	14,271	3,437	2,502
General corporate expenses and other, net	(5,554)	(5,445)	(1,829)	(1,818)
Interest expense	(11,010)	(11,720)	(3,476)	(3,636)
Benefit from termination of (provision for loss on) firm purchase commitments-Chemical	2,338	(2,485)	-	-
Income (loss) from continuing operations before provision (benefit) for income taxes and extraordinary gain	$2,493	$(5,379)	$(1,868)	$(2,952)

(1) Chemical net sales for the nine and three months ended September 30, 2001, include approximately $27.4 million and $6.5 million, respectively associated with a subsidiary's operation of the Cherokee Plant acquired on October 31, 2000.

(2) Excludes intersegment sales to Climate Control of $409,000 for the nine months ended September 30, 2001. Only minimal intersegment sales were recognized during the three months ended September 30, 2001. For the nine and three months ended September 30, 2000, $676,000 and $85,000 were excluded, respectively.

(3) Gross profit by industry segment represents net sales less cost of sales. Chemical gross profit for the nine months ended September 30, 2001, includes a gross profit of approximately $.2 million and a gross loss of $2.1 million for the three months ended September 30, 2001 associated with the Cherokee Plant as discussed above.

(4) Operating profit (loss) by industry segment represents revenues less operating expenses before deducting general corporate expense, interest expense, income taxes, benefit from termination of (provision for loss on) firm purchase commitments and before extraordinary gain. Chemical operating profit for the nine and three months ended September 30, 2001, includes an operating loss of approximately $.7 million and $2.4 million, respectively associated with the Cherokee Plant as discussed above. Certain reclassifications have been made to the prior year segment information to conform to the current year presentation.

Note 6: Contingencies

Legal Matters

Following is a summary of certain legal actions involving the Company:

A. In 1987, the U.S. Environmental Protection Agency ("EPA") notified one of the Company's former subsidiaries, along with numerous other companies, of potential responsibility for clean-up of a waste disposal site in Oklahoma. In 1990, the EPA added the site to the National Priorities List. Following the remedial investigation and feasibility study, in 1992 the Regional Administrator of the EPA signed the Record of Decision ("ROD") for the site. The ROD detailed EPA's selected remedial action for the site and estimated the cost of the remedy at $3.6 million. In 1992, the Company's subsidiary made settlement proposals which would have entailed a collective payment by the subsidiaries of $47,000. The site owner rejected this offer and proposed a counteroffer of $245,000 plus a reopener for costs over $12.5 million. The EPA rejected the Company's subsidiary's offer, allocating 60% of the cleanup costs to the potentially responsible parties and 40% to the site operator. The EPA estimated the total cleanup costs at $10.1 million as of February 1993. The site owner rejected all settlements with the EPA, after which the EPA issued an order to the site owner to conduct the remedial design/remedial action approved for the site. In August 1997, the site owner issued an "invitation to settle" to various parties, alleging the total cleanup costs at the site may exceed $22 million. No legal action has yet been filed. The amount of the cost associated with the clean-up of the site is unknown due to continuing changes in the estimated total cost of clean-up of the site and the percentage of the total waste which was alleged to have been contributed to the site by the former subsidiary of the Company. This liability was assumed as of May 4, 2000, by the purchaser of the Automotive Business, and certain of the Company's subsidiaries received an indemnification by the purchaser of the Automotive Business. In March, 2001, the Company sold to the purchaser of the Automotive Business all of the stock of the corporate entity that formerly comprised the Automotive Business. Due to the deteriorating financial condition of the purchaser of the Automotive Business, the Company does not believe that the purchaser of the Automotive Business can perform its obligations under the referenced indemnification. In May 2001, the buyer of the Automotive Business agreed to allow its lenders to complete a peaceful repossession of its collateral.

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

The Chemical Business entered into a consent administrative order with the Arkansas Department of Environmental Quality ("ADEQ") in August, 1998 (the "Wastewater Consent Order"). The Wastewater Consent Order recognized the presence of nitrate contamination in the shallow groundwater and required installation of an interim groundwater bioremediation treatment system. The bioremediation was not successful in achieving denitrification. The Chemical Business prepared a report to the ADEQ regarding field testing of the shallow groundwater with a plan for quarterly sampling of the monitor wells for the remainder of 2001. Upon completion of the waste minimization activities referenced below, a final remedy for groundwater contamination will be selected, based on an evaluation of risk. There are no known users of groundwater in the area, and preliminary risk assessments have not identified any risk that would require additional remediation. There can be no assurance that the risk assessment will be approved by the ADEQ, or that further work will not be required. The Wastewater Consent Order included a $183,700 penalty assessment, of which $125,000 is being satisfied over five years at expenditures of $25,000 per year for waste minimization activities.

The Wastewater Consent Order also required certain improvements in the wastewater collection and treatment system to be completed by a specified deadline. In September 2001, ADEQ proposed and the Company's subsidiary agreed that in lieu of the Wastewater Consent Order, ADEQ will issue a renewal permit establishing new, more restrictive effluent limits. The Company believes that the new permit will establish new deadlines, which the Company's subsidiary believes will allow a minimum of three years for the El Dorado plant to come into compliance with the new limits. Alternative methods for meeting these requirements are continuing to be examined by the Chemical Business. The Company believes, although there can be no assurance, that any such new effluent limits would not have a material adverse effect on the Company; however, should the facility be unable to operate in compliance with the new limits, such would have a material adverse effect upon the financial position and operating results of the Company and may result in the recognition of impairment of certain long-lived assets.

The wastewater program is not yet finally determined but is currently expected to require future capital expenditures of approximately $2 to $3 million. Discussions for securing financing are currently underway.

C. In connection with the sale of the Automotive Business in May 2000, the buyer assumed over $5 million of vendor liabilities. In March 2001, the Company sold to the buyer all of the stock of the corporate entity that formerly comprised the Automotive Business. As of September 30, 2001, a majority of these liabilities existing prior to the sale had not yet been paid. In May 2001, the buyer of the Automotive Business agreed to allow its lenders to complete a peaceful repossession of its collateral.

The Company has several contingencies, including those set forth above, that could impact its liquidity in the event that the Company is unsuccessful in defending against the claimants or possible claimants. Although management does not anticipate that these claims or possible claims will result in substantial adverse impacts on its liquidity, it is not possible to determine the outcome.

Note 7: Long-Term Debt In November 1997, the Company's wholly owned subsidiary, ClimaChem, Inc. ("ClimaChem"), completed the sale of 10 3/4% Senior Notes due 2007, (the "Notes"). Interest on the Notes is payable semiannually in arrears on June 1 and December 1 of each year, and the principal is payable in the year 2007. The Notes are senior unsecured obligations of ClimaChem and rank pari passu in right of payment to all existing senior unsecured indebtedness of ClimaChem and its subsidiaries. The Notes are effectively subordinated to all existing and future senior secured indebtedness of ClimaChem. The outstanding principal balance of the Notes is approximately $70.6 million at September 30, 2001.

During the nine months ended September 30, 2001 and 2000, the Company repurchased Notes having a face value of approximately $4.7 million and $25.2 million, respectively, and recognized a gain of approximately $2.6 million and $17.4 million before income taxes, respectively.

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

Summarized consolidated unaudited balance sheet information of ClimaChem and its subsidiaries as of September 30, 2001 and December 31, 2000 and the results of operations for the nine-month and three-month periods ended September 30, 2001 and 2000 are detailed below.
	September 30,	December 31,
ClimaChem, Inc.	2001	2000

                                                            (in thousands)
Balance sheet data:
Cash	$1,365	$2,838
Trade accounts receivable, net	46,724	45,981
Inventories:
Finished goods	18,374	16,371
Work in process	3,502	2,962
Raw material	8,586	9,687
Total inventory	30,462	29,020

Supplies and prepaid items:
Precious Metals	1,989	1,621
Other	4,203	4,368
	6,192	5,989

Due from LSB and affiliates, net (1)	-	1,103

Total current assets	84,743	84,931

Property, plant and equipment, net	71,578	72,825

Notes and interest receivable from LSB and affiliates (1)	14,347	14,166

Other assets, net	14,510	17,245

Total assets	$185,178	$189,167

Accounts payable	$24,683	$25,865
Accrued liabilities	19,884	18,182
Accrued losses on firm purchase commitments	-	3,465
Due to LSB and affiliates, net (1)	1,425	-
Current portion of long-term debt (2)	43,037	37,092

Total current liabilities	89,029	84,604

Long-term debt (3)	82,674	89,064
Other non-current liabilities:
Accrued losses on firm purchase commitments	-	3,450
Other	4,928	2,666
	4,928	6,116

Stockholders' equity	8,547	9,383

Total liabilities and stockholders' equity	$185,178	$189,167

Nine Months Ended	Three Months Ended
September 30,	September 30,
ClimaChem, Inc.	2001	2000	2001	2000

                                                    (in thousands)
Operations data:
Revenues:
Net Sales	$256,157	$205,894	$75,443	$65,317
Other income, net	1,291	1,121	511	1,066
	257,448	207,015	75,954	66,383

Costs and expenses:
Cost of sales	216,229	166,828	66,270	55,099
Selling, general and administrative	34,362	33,208	10,469	11,270
Interest	10,240	10,573	3,247	3,266
Provision for loss on (benefit from termination of) firm purchase commitments	(2,338)	2,485	-	-
	258,493	213,094	79,986	69,635
Loss before benefit for income taxes and extraordinary gain	(1,045)	(6,079)	(4,032)	(3,252)

Benefit for income taxes	-	-	(1,255)	-

Loss before extraordinary gain	(1,045)	(6,079)	(2,777)	(3,252)

Extraordinary gain, net of income taxes	2,431	14,521	2,401	1,952

Net income (loss)	$1,386	$8,442	$(376)	$(1,300)

 1.  Notes and other receivables from LSB and affiliates are eliminated when consolidated with LSB.

  In April 2001, the Company replaced the existing Revolving Credit Facility ("Revolver") for ClimaChem and its subsidiaries. ClimaChem and its subsidiaries, ("the borrowers"), entered into a new $50 million credit facility with a new lender (the "Working Capital Revolver Loan"). The Working Capital Revolver Loan provides for advances based on specified percentages of eligible accounts receivable and inventory of ClimaChem and its subsidiaries and accrues interest at a base rate (generally equivalent to the prime rate) plus 2% or the LIBOR rate plus 4.5%. The effective interest rate was 8% at September 30, 2001. The Working Capital Revolver Loan matures in April 2005 and is secured by receivables, inventory and intangibles of all the ClimaChem entities other than El Dorado Nitric Co., ("EDNC"). EDNC is neither a borrower or guarantor of the Working Capital Revolver Loan. The Working Capital Revolver Loan requires ClimaChem to meet certain financial covenants on a quarterly and/or annual basis. As of September 30, 2001, ClimaChem and its subsidiaries had $39.1 million outstanding on the Working Capital Revolver Loan ($32.7 million was outstanding as of December 31, 2000 under the Revolver).

  In September 2001, ClimaChem purchased Notes having a face value of approximately $4.7 million from a subsidiary of the Company which is not a subsidiary of ClimaChem at the subsidiary's cost and recognized a gain of approximately $2.6 million before income taxes.

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

Other comprehensive income (loss) for the nine-month and three-month periods ended September 30, 2001 and 2000 is detailed below.

Nine Months	Three Months
Ended September 30,	Ended September 30,

2001	2000	2001	2001

                                (in thousands)

Net income	$4,873	$11,238	$733	$421
Cumulative effect of change in accounting for derivative financial instruments (Note 10)	(2,439)	-	-	-
Reclassification to operations	217	-	73	-

Total comprehensive income	$2,651	$11,238	$806	$421

Note 9:  Gain on the Sale of Property and Equipment  On October 31, 2000 subsidiaries of the Company, which are not subsidiaries of ClimaChem acquired a chemical plant. This plant is located at Crystal City, Missouri ("Crystal City Plant") and was shut down concurrent with the purchase thereof. In July 2001, the Crystal City Plant was sold for approximately $4 million. Approximately $1.8 million of the proceeds will be used by the Company and its subsidiaries which are not subsidiaries of ClimaChem to retire obligations assumed in connection with the Company's former automotive business of which approximately $1.1 million is classified as restricted cash held in escrow at September 30, 2001. The remainder, by agreement with ClimaChem's lender, has been applied against the outstanding balance on the Working Capital Revolver Loan. The Company recognized a gain on the sale of the Crystal City Plant of approximately $3.5 million in the third quarter of 2001.

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

 In 1997, the Company entered into an interest rate forward agreement to effectively fix the interest rate of a long-term lease commitment (not for trading purposes). In 1999, the Company executed the long-term lease agreement and terminated the forward at a net cost of $2.8 million. The Company historically accounted for this hedge under the deferral method (as an adjustment of the initial term lease rentals). At December 31, 2000, the remaining deferred cost included in other assets approximated $2.4 million. The deferred cost recognized in operations amounted to $217,000 and $73,000 for the nine months and three months ended September 30, 2000, respectively. Upon adoption of SFAS 133 on January 1, 2001, the deferred cost was reclassified into accumulated other comprehensive loss and will be amortized to operations over the term of the lease arrangement. The amount amortized to operations for the nine months and three months ended September 30, 2001 was $217,000 and $73,000, respectively. The Company also periodically enters into exchange-traded futures contracts for copper and aluminum (as such products are used in the Company's Climate Control Business), which contracts are currently accounted for on a mark to market basis.

In July 2001, the FASB issued Statements No. 141 ("SFAS 141"), "Business Combinations," and No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets". SFAS 141 is effective for all business combinations initiated after June 30, 2001 and SFAS 142, that will require that goodwill and intangible assets with indefinite lives no longer be amortized but be tested for impairment at least annually, will become effective for the Company on January 1, 2002. Also in July 2001, the FASB issued Statement No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligation"  which will require liability recognition for legal or contractual retirement obligations associated with tangible long-lived assets. The Company will adopt SFAS 143 effective January 1, 2003.  In August 2001, the FASB issued Statement No. 144 ("SFAS 144") "Accounting for the Impairment of Disposal of Long-Lived Assets" which will modify the accounting for and potentially the financial statement presentation of assets held for disposal.  The Company expects to adopt SFAS 144 no later than effective January 1, 2002. The Company is currently analyzing the effect, if any, the adoption of these standards will have on its financial statements.

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

In April, 2001, the Company replaced the existing revolving credit facility for ClimaChem and its subsidiaries with a new lender. ClimaChem and its subsidiaries, entered into a new $50 million credit facility ("Working Capital Revolver Loan") with a new lender which matures in April 2005. An LSB subsidiary which is not a subsidiary of ClimaChem, Summit Machine Tool Manufacturing Corp., also executed the third amended and restated revolving credit agreement with the prior lender (the "Agreement") in April 2001. The Agreement provides a revolving line of credit of up to $2.5 million through March 2002. The Company is currently in negotiations concerning the replacement of the Agreement.

ClimaChem is restricted as to the funds that it may transfer to the Company under the terms contained in an Indenture ("Indenture") covering the Senior Unsecured Notes issued by ClimaChem and the Working Capital Revolver Loan.  Although no management fees under the Management Agreement were paid by ClimaChem to LSB for the nine months ended September 30, 2001 due to the operating results , it is possible that ClimaChem could pay up to $1.8 million of management fees to the Company (if ClimaChem has earnings before interest, income taxes, depreciation and amortization ("EBITDA") in excess of $26 million for the year).

The Company has limited capital expenditures for the remainder of 2001 and has planned capital expenditures for 2002 of approximately $5 million, primarily in the Chemical and Climate Control Businesses, but such capital expenditures are dependent upon obtaining acceptable financing. The Company will make these expenditures if there is sufficient working capital or available financing.

On November 1, 2001, the Company's subsidiary, El Dorado Chemical Company ("EDC") concluded a long term industrial grade ammonium nitrate supply agreement ("Supply Agreement") with Orica USA Inc. ("Orica"). Under the Supply Agreement, EDC will supply from it's El Dorado, Arkansas plant approximately 200,000 tons of industrial grade ammonium nitrate per year, which is the plant's manufacturing capacity for that product, for a term of no less than five (5) years. As part of the Supply Agreement, EDC will implement certain of Orica's proprietary ammonium nitrate manufacturing technology at EDC's Arkansas plant. In addition to the industrial grade ammonium nitrate products, EDC's Arkansas plant has manufacturing capacity for approximately 250,000 tons per year of agricultural grade ammonium nitrate products, 90,000 tons per year of concentrated nitric acid, and 100,000 tons per year of sulfuric acid.

Also on November 1, 2001, EDC concluded the sale of its explosives distribution business to Orica and to Nelson Brothers, LLC ("Site Agreement"). The total sales price for the distribution sites was $3.5 million, $2 million of which was paid to EDC in the first quarter of 2001, which amount was applied to the total sales price.  The Company will recognize a gain on the sale of these assets of approximately $2.8 million in the fourth quarter of 2001.

Effective October 1, 2001, the Company's subsidiary, Cherokee Nitrogen Company ("CNC") concluded a long term 83% ammonium nitrate solution supply agreement with Nelson Brothers, LLC ("Solution Agreement"). Under the Solution Agreement, CNC will supply to Nelson Brothers, LLC its requirements of 83% ammonium nitrate solution from CNC's Cherokee, Alabama manufacturing plant for a term of no less than five (5) years.

Assuming the plan is executed as discussed above, management of the Company believes the Company will have adequate resources to meet its obligations as they come due. This expectation could change in the near term if there are unforeseen adverse events.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the Company's September 30, 2001 Condensed Consolidated Financial Statements.

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

Chemical Business

     The Company's Chemical Business manufactures three principal product lines that are derived from anhydrous ammonia: (1) fertilizer grade ammonium nitrate and urea ammonia nitrate for the agricultural industry, (2) explosive grade ammonium nitrate for the mining industry and (3) concentrated, blended and mixed nitric acid for industrial applications. In addition the Company also produces sulfuric acid for industrial applications.

    On October 31, 2000 subsidiaries of the Company, which are not subsidiaries of ClimaChem acquired two chemical plants. One plant is in Cherokee, Alabama ("Cherokee Plant"). This plant is being leased to and operated by a subsidiary of ClimaChem. The other plant is in Crystal City, Missouri ("Crystal City Plant"). This plant was shut down concurrent with the purchase thereof. In July 2001, the Crystal City Plant was sold for approximately $4 million. Approximately $1.8 million of the proceeds will be used by the Company and its subsidiaries which are not subsidiaries of ClimaChem to retire obligations assumed in connection with the Company's former automotive business of which approximately $1.1 million is classified as restricted cash held in escrow at September 30, 2001. The remainder, by agreement with ClimaChem's lender, has been applied against the outstanding balance on the Working Capital Revolver Loan.

    Net sales in the Chemical Business were $150.4 million for the nine months ended September 30, 2001 and $107.2 million for the nine months ended September 30, 2000. The gross profit decreased to $13.6 million (or 9.1% of net sales) in 2001 from $14.1 million (or 13.1% of net sales) in 2000. The net sales include approximately $27.4 million and gross profit includes approximately $.2 million in 2001 associated with the Cherokee Plant as discussed above.

    On November 1, 2001, the Company's subsidiary, El Dorado Chemical Company ("EDC") concluded a long term industrial grade ammonium nitrate supply agreement ("Supply Agreement") with Orica USA Inc. ("Orica"). Under the Supply Agreement, EDC will supply from it's El Dorado, Arkansas plant approximately 200,000 tons of industrial grade ammonium nitrate per year, which is the plant's manufacturing capacity for that product, for a term of no less than five (5) years. As part of the Supply Agreement, EDC will implement certain of Orica's proprietary ammonium nitrate manufacturing technology at EDC's Arkansas plant. In addition to the industrial grade ammonium nitrate products, EDC's Arkansas plant has manufacturing capacity for approximately 250,000 tons per year of agricultural grade ammonium nitrate products, 90,000 tons per year of concentrated nitric acid, and 100,000 tons per year of sulfuric acid.

    Also on November 1, 2001, EDC concluded the sale of its explosives distribution business to Orica and to Nelson Brothers, LLC ("Site Agreement"). The total sales price for the distribution sites was $3.5 million, $2 million of which was paid to EDC in the first quarter of 2001, which amount was applied to the total sales price.  The Company will recognize a gain on the sale of these assets of approximately $2.8 million in the fourth quarter of 2001.

    Effective October 1, 2001, the Company's subsidiary, Cherokee Nitrogen Company ("CNC") concluded a long term 83% ammonium nitrate solution supply agreement with Nelson Brothers, LLC ("Solution Agreement"). Under the Solution Agreement, CNC will supply to Nelson Brothers, LLC its requirements of 83% ammonium nitrate solution from CNC's Cherokee, Alabama manufacturing plant for a term of no less than five (5) years.

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

     Sales of $105.7 million for the nine months ended September 30, 2001, in the Climate Control Business were approximately 6.8% greater than sales of $99 million for the nine months ended September 30, 2000. The gross profit was approximately $28.6 million in the 2001 period and $25.8 million in the 2000 period. The gross profit percentage increased to 27.1% for 2001 from 26.1% for 2000.

RESULTS OF OPERATIONS

Nine months ended September 30, 2001 vs. Nine months ended September 30, 2000.

     Revenues

    Total revenues for the nine months ended September 30, 2001 and 2000 were $266.5 million and $218.3 million, respectively, an increase of $48.2 million. Sales increased $47.1 million. The gain on sale of property and equipment of approximately $3.9 million for the nine months ended September 30, 2001 includes the sale of the Crystal City Plant as previously discussed.

     Net Sales

     Consolidated net sales included in total revenues for the nine months ended September 30, 2001, were $261.4 million, compared to $214.3 million for the first nine months of 2000, an increase of $47.1 million. During the first nine months of 2001, the newly acquired Cherokee Plant contributed $27.4 million to the Company's net sales. The remaining increase in sales resulted principally from: (i) increased sales relating to the Chemical Business of $15.9 million from increased customer demand and higher sales prices of explosive products and (ii) increased sales of $6.8 million in the Climate Control Business due primarily from an increase in customer demand and higher sales prices relating to heat pump products and the increase in sales of new products and services introduced in the second and third quarters of 2000. This increase in sales was partially offset by a decrease in sales of certain products in the Climate Control Business and a decrease in sales of machine tools in the Industrial Products Business.

     Gross Profit

     Gross profit as a percent of sales was 16.9% for the first nine months of 2001, compared to 19.7% for the first nine months of 2000. The decrease in the gross profit percentage was the result of lower profit margins in the Chemical Business due primarily to increased raw material costs resulting, in part, from the extremely high cost of natural gas in late 2000 and the first two quarters of 2001 and competitive pressures on sales prices of agricultural products. This decrease was partially offset by (i) improved margins of the explosive products in the Chemical Business and (ii) improved margins of certain products in the Climate Control Business.

     Selling, General and Administrative Expense

    Selling, general and administrative ("SG&A") expenses as a percent of net sales were 14.1% in the nine-month period ended September 30, 2001, compared to 16.5% for the first nine months of 2000. This decrease is primarily the result of higher sales without a comparable increase in expense. This decrease was partially offset by an increase relating to new products and services introduced in the third quarter of 2000 in the Climate Control Business.

     Interest Expense

     Interest expense was $11 million in the first nine months of 2001, compared to $11.7 million for the first nine months of 2000. The decrease of $.7 million primarily resulted from the reduced debt outstanding resulting from the repurchase of the Senior Unsecured Notes during 2001 and 2000 and decreased lenders' prime rates offset, in part, by the increase in borrowings from the Working Capital Revolver Loan.

     Benefit from Termination (Provision for Loss)

     The Company had a gain of approximately $2.3 million from the termination of firm purchase commitments for the nine months ended September 30, 2001 compared to a provision for loss on firm purchase commitments of approximately $2.5 million for the same period in 2000. Effective in June 2001, the Company renegotiated its contract to purchase anhydrous ammonia. In connection with the termination of the above-market take-or-pay provisions of the firm purchase commitments, the Chemical Business recognized a gain of $2.3 million in the second quarter of 2001.

     Other Expense

     Other expense for the nine months ended September 30, 2001 included expenses incurred due to mark-to-market adjustments relating to various metals used in the Chemical and Climate Control Businesses of approximately $.4 million and financing fees of approximately $.2 million relating to extending the maturity of the former revolving credit facility.

     Income (Loss) from Continuing Operations before Income Taxes and
      Extraordinary Gain

     The Company had income from continuing operations before income taxes and extraordinary gain of $2.5 million in the first nine months of 2001 compared to a loss of $5.4 million in the nine months ended September 30, 2000. The increase in profitability of $7.9 million was due to the increased gross profit of the Climate Control Business, the gain on the sale of the Crystal City Plant, decrease in interest expense, the benefit from termination of the firm purchase commitments recognized in 2001 compared to a loss incurred in 2000 as discussed above and the decrease in other expenses. This increase was partially offset by the decrease in other income, the decrease in gross profit of the Chemical and Industrial Products Businesses and the increase in SG&A expenses as discussed above.

      Provision for Income Taxes

     As a result of the Company's net operating loss carry-forward for income tax purposes as discussed elsewhere herein and in Note 2 of Notes to Condensed Consolidated Financial Statements, a provision for income taxes associated with operations was recognized for the nine months ended September 30, 2001 relating only to current state income taxes and federal alternative minimum taxes (none in 2000).

     Discontinued Operations

    For the nine months ended September 30, 2000, the Company charged approximately $.6 million to net loss from discontinued operations relating to the Company's former automotive business which was sold in May 2000.

     Extraordinary Gain

     During the nine months ended September 30, 2001 and 2000, the Company repurchased Senior Unsecured Notes having a face value of approximately $4.7 million and $25.2 million, respectively, and recognized a gain of approximately $2.6 million and $17.4 million, before income taxes, respectively.

Three months ended September 30, 2001 vs. Three months ended September 30, 2000.

     Revenues

     Total revenues for the three months ended September 30, 2001 and 2000 were $80.7 million and $70 million, respectively, an increase of $10.7 million. Sales increased $8.7 million. The gain on sale of property and equipment of approximately $3.6 million for the three months ended September 30, 2001 includes the sale of the Crystal City Plant as previously discussed.

     Net Sales

     Consolidated net sales included in total revenues for the three months ended September 30, 2001, were $76.8 million, compared to $68.1 million for the same three months of 2000, an increase of $8.7 million. During the three months ended September 30, 2001, the newly acquired Cherokee Plant contributed $6.5 million to the Company's net sales. The remaining increase in sales resulted principally from increased sales relating to the Chemical Business of $3.2 million from increased customer demand and improved sales prices of explosive products. This increase in sales was partially offset by a decrease in sales in the Industrial Products Business due, in part, to the discontinuance of an industrial supply product line.

     Gross Profit

     Gross profit as a percent of sales was 13.7% for the three months ended September 30, 2001, compared to 16.5% for the same period in 2000. The decrease in the gross profit percentage was primarily the result of lower profit margins in the Chemical Business due primarily to increased raw material costs and competitive pressures on sales prices of agricultural products. This decrease was partially offset by improved margins of certain products in the Climate Control Business and improved margins of machine tools in the Industrial Products Business.

     Selling, General and Administrative Expense

     Selling, general and administrative ("SG&A") expenses as a percent of net sales were 16.1% in the three-month period ended September 30, 2001, compared to 17.6% for the three months ended September 30, 2000. This decrease is primarily the result of higher sales without a comparable increase in expense.

     Interest Expense

     Interest expense was $3.5 million in the three months ended September 30, 2001, compared to $3.6 million for the same period in 2000.  The decrease of $.1 million primarily resulted from the reduced debt resulting from the repurchase of the Senior Unsecured Notes during 2001 and 2000 and decreased lenders' prime rates offset, in part, by the increase in borrowings from the Working Capital Revolver Loan.

     Other Expense

     Other expense for the three months ended September 30, 2001 and 2000 was $.3 million and $.4 million, respectively.

     Loss from Continuing Operations before Income Taxes and Extraordinary Gain

     The Company had a loss of $1.9 million from continuing operations before income taxes and extraordinary gain for the three months ended September 30, 2001 compared to a loss of $3 million for the three months ended September 30, 2000. The decrease in loss of $1.1 million was due, in part, to the net increase in other revenues relating to the gain on sale of property and equipment as discussed above. This decrease in loss was partially offset by the decrease in gross profit and increase in SG&A as discussed above.

     Benefit for Income Taxes

     As a result of the Company's net operating loss carry-forward for income tax purposes as discussed elsewhere herein and in Note 2 of Notes to Condensed Consolidated Financial Statements, a benefit for income taxes associated with operations was recognized for the three months ended September 30, 2001 (none in 2000).

     Discontinued Operations

    For the three months ended September 30, 2000, the Company charged approximately $.6 million to net loss from discontinued operations relating to the Company's former automotive business which was sold in May 2000.

     Extraordinary Gain

     During the three months ended September 30, 2001 and 2000, the Company repurchased Senior Unsecured Notes having a face value of approximately $4.7 million and $6 million, respectively, and recognized a gain of approximately $2.6 million and $4 million, before income taxes, respectively.

Liquidity and Capital Resources

Cash Flow From Operations

     Historically, the Company's primary cash needs have been for operating expenses, working capital and capital expenditures. The Company has financed its cash requirements primarily through internally generated cash flow, borrowings under its revolving credit facilities and secured equipment financing. Net cash used in operating activities for the nine months ended September 30, 2001 was $.8 million, after certain non-cash and working capital adjustments. The increase in inventories relates primarily to (i) the acquisition of the Cherokee plant in October 2000 and (ii) the introduction of new products in 2000, offset in part, by the elimination of certain products in the Climate Control Business and the reduction of products in the Industrial Products Business.  The decrease in accounts payable is primarily due to the timing of payments and a decrease in production of industrial acid products in the Chemical Business and elimination of certain products in the Climate Control Business.  The decrease was offset, in part, due to the acquisition of the Cherokee plant and the introduction of new products and services in the Climate Control Business.  The increase in accrued liabilities includes an increase in deferred revenue relating to the exercise of an option and related sale of the building in which Climate Master, Inc., builds its products, an increase in a deferred lease payment due in December 2001, increase in accrued interest on the Senior Unsecured Notes due in December 2001 and the prepayment received on the sale of the Company's explosives distribution outlets.  This increase was partially offset by a decrease in the amount of deposits held by the Chemical Business and the reduction in accrued shut-down costs relating to the Crystal City Plant that was sold in July 2001.

Cash Flow From Investing and Financing Activities

Net cash used in investing activities for the nine months ended September 30, 2001 included $5.7 million for capital expenditures, restricted cash held in escrow of $1.1 million and an increase in other assets of $.6 million offset by proceeds from sale of property and equipment of $4.7 million. The capital expenditures were primarily for the benefit of the Chemical Business.  The restricted cash held in escrow relates to a portion of the proceeds from the sale of the Crystal City Plant to be used to retire obligations assumed in connection with the Company's former automotive business. The increase in other assets is primarily due to an increase in deferred loan costs relating to the new credit facility partially offset by the sale of certain non-current inventory in the Industrial Products Business.

Net cash provided by financing activities included proceeds from long-term debt and other debt issuances of $3.9 million and a net increase in revolving working capital debt of $6.6 million to fund the increase in accounts receivable and inventories and the decrease in accounts payable, offset in part, by payments on long-term debt of $6 million and the acquisition of Senior Notes of $2.1 million.

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

    In April, 2001, the Company replaced the existing Revolving Credit Facility ("Revolver") for ClimaChem and its subsidiaries. ClimaChem and its subsidiaries, ("the borrowers"), entered into a new $50 million credit facility with a new lender (the "Working Capital Revolver Loan"). The Working Capital Revolver Loan provides for advances based on specified percentages of eligible accounts receivable and inventory of ClimaChem and its subsidiaries and accrues interest at a base rate (generally equivalent to the prime rate) plus 2% or the LIBOR rate plus 4.5%. Interest is due monthly. The Working Capital Revolver Loan matures in April 2005 and is secured by receivables, inventory and intangibles of all the ClimaChem entities other than El Dorado Nitric Co., ("EDNC"). EDNC is neither a borrower or guarantor of the Working Capital Revolver Loan. The Working Capital Revolver Loan requires ClimaChem to meet certain financial covenants on a quarterly and/or annual basis. The Working Capital Revolver Loan requires that ClimaChem's excess availability, as defined, equal an amount not less than $3.8 million, on each interest payment date, after giving effect to the interest payment due under ClimaChem's 10 3/4% Senior Notes. The terms of the Working Capital Revolver require that the $3.8 million reserve and the interest amount to be reserved against borrowing availability periodically during the six months between semi-annual interest payment dates. A subsidiary of the Company which is not a subsidiary of ClimaChem, Summit Machine Tool Manufacturing Corp. ("Summit"), executed the third amended and restated revolving credit agreement with the prior lender (the "Agreement") in April 2001. The Agreement provides a revolving line of credit of up to $2.5 million through March 2002. The Agreement is guaranteed by the Company. The Agreement requires monthly payments of interest which accrue based on the lender's prime rate plus the applicable margin (2.5% in April 2001). Effective July 1, 2001, the applicable margin increased fifty basis points and increases fifty basis points monthly thereafter until the Agreement is terminated. The Agreement may be terminated by Summit with proper notice without premium or penalty. The Company is currently in negotiations concerning the replacement of the Agreement.

    As of September 30, 2001, the Company had a borrowing availability under the Agreement of $.2 million and ClimaChem had borrowing availability under the Working Capital Revolver Loan of $8.2 million prior to the required reserves which were $4.5 million at September 30, 2001. The effective interest rates under the Agreement and the Working Capital Revolver Loan were 10% and 8%, respectively. Borrowings under the Working Capital Revolver Loan outstanding at September 30, 2001, were $39.1 million. The annual interest on the outstanding debt under the Working Capital Revolver Loan at September 30, 2001, at the rates then in effect would approximate $3.1 million annually.

    As of September 30, 2001, the Company has outstanding $70.6 million in Senior Unsecured Notes which require that a semi-annual interest payment of $3.8 million be paid on December 1, 2001.

    ClimaChem is restricted as to the funds that it may transfer to the Company under the terms contained in an Indenture ("Indenture") covering the Senior Unsecured Notes issued by ClimaChem and the Working Capital Revolver Loan. Under the terms of an Indenture between ClimaChem, the guarantors and the trustee relating to the Senior Notes, ClimaChem is permitted to distribute or pay in the form of dividends and other distributions to the Company in connection with ClimaChem's outstanding equity securities or loans, (a) advances or investments to any person (including the Company), up to 50% of ClimaChem's consolidated net income for the period (taken as one accounting period), commencing on the first day of the first full fiscal quarter commencing after the Issue Date of the Senior Notes to and including the last day of the fiscal quarter ended immediately prior to the date of said calculation (or, in the event consolidated net income for such period is a deficit, then minus 100% of such deficit), plus (b) the aggregate net cash proceeds received by ClimaChem from the sale of its capital stock. This limitation will not prohibit (i) payment to the Company under a Services Agreement, Management Agreement and a Tax Sharing Agreement, or (ii) the payment of any dividend within 60 days after the date of its declaration if such dividend could have been made on the date of such declaration. ClimaChem did not declare and pay to the Company a dividend during the nine months ended September 30, 2001.

   Although no management fees under the Management Agreement were paid by ClimaChem to LSB for the nine months ended September 30, 2001 due to the operating results, it is possible that ClimaChem could pay up to $1.8 million of management fees to the Company (if ClimaChem has earnings before interest, income taxes, depreciation and amortization ("EBITDA") in excess of $26 million for the year).

   Due to the Company's and ClimaChem previous operating losses and limited borrowing ability under the credit facility then in effect, the Company discontinued payment of cash dividends on its Common Stock for periods subsequent to January 1, 1999, until the Board of Directors determines otherwise. As of the date of this report, the Company has not paid the regular quarterly dividend of $.8125 on its outstanding $3.25 Convertible Exchangeable Class C Preferred Stock Series 2 ("Series 2 Preferred") since September 15, 1999, totaling approximately $4.6 million. In addition, the Company did not declare and pay the January 1, 2000 and 2001 regular dividend on the Series B Preferred totaling approximately $.5 million. The Company does not anticipate having funds available to pay dividends on its stock for the foreseeable future.

   The Company has limited capital expenditures for the remainder of 2001 and has planned capital expenditures for 2002 of approximately $5 million, primarily in the Chemical and Climate Control Businesses, but such capital expenditures are dependent upon obtaining acceptable financing. The Company will make these expenditures if there is sufficient working capital or available financing. As discussed in Note 6 of Notes to Condensed Consolidated Financial Statements, the wastewater program is not yet finally determined but is currently expected to require future capital expenditures of approximately $2 to $3 million. Discussions for securing financing are currently underway.

   On November 1, 2001, the Company's subsidiary, El Dorado Chemical Company ("EDC") concluded a long term industrial grade ammonium nitrate supply agreement ("Supply Agreement") with Orica USA Inc. ("Orica"). Under the Supply Agreement, EDC will supply from it's El Dorado, Arkansas plant approximately 200,000 tons of industrial grade ammonium nitrate per year, which is the plant's manufacturing capacity for that product, for a term of no less than five (5) years. As part of the Supply Agreement, EDC will implement certain of Orica's proprietary ammonium nitrate manufacturing technology at EDC's Arkansas plant. In addition to the industrial grade ammonium nitrate products, EDC's Arkansas plant has manufacturing capacity for approximately 250,000 tons per year of agricultural grade ammonium nitrate products, 90,000 tons per year of concentrated nitric acid, and 100,000 tons per year of sulfuric acid.

   Also on November 1, 2001, EDC concluded the sale of its explosives distribution business to Orica and to Nelson Brothers, LLC ("Site Agreement"). The total sales price for the distribution sites was $3.5 million, $2 million of which was paid to EDC in the first quarter of 2001, which amount was applied to the total sales price.  The Company will recognize a gain on the sale of these assets of approximately $2.8 million in the fourth quarter of 2001.

   Effective October 1, 2001, the Company's subsidiary, Cherokee Nitrogen Company ("CNC") concluded a long term 83% ammonium nitrate solution supply agreement with Nelson Brothers, LLC ("Solution Agreement"). Under the Solution Agreement, CNC will supply to Nelson Brothers, LLC its requirements of 83% ammonium nitrate solution from CNC's Cherokee, Alabama manufacturing plant for a term of no less than five (5) years.

    Assuming, that the Company is successful in completing the matters discussed under the "Source of Funds", management of the Company believes the Company will have adequate resources to meet its obligations as they come due. This expectation could change in the near term if there are unforeseen adverse events.

Debt Conversion

    As of October 15, 2001, Prime Financial Corporation ("Prime"), a subsidiary of the Company, had an outstanding principal balance of $1,350,000 (the "Note") owed to SBL Corporation ("SBL"), a corporation wholly owned by the spouse and children of Jack E. Golsen, Chairman of the Board and President of the Company. The Company guaranteed payment of the Note under a limited guarantee and the pledged number of shares of the Company's common stock pledged by Prime to the Lender to secure its guarantee has been reduced to 973,461 shares.

    On October 18, 2001, the Company and Prime entered into an agreement (the "Agreement") to take in payment of $1 million of the unpaid balance of the debt under the Note, 1,000,000 shares of a newly created series of Series D Convertible Preferred Stock in the Company ("Series D Preferred Stock"), with each share of Series D Preferred Stock having, among other things, .875 votes and voting as a class with the Company's common stock, a liquidation preference of $1.00 per share, cumulative dividends at the rate of six percent (6%) per annum, and convertibility into LSB common stock on the basis of four shares of Preferred Stock into one share of common stock. Dividends on the Series D Preferred Stock will be paid only after accrued and unpaid dividends are paid on the Company's Series 2 $3.25 Preferred Stock. As of the date of the report, there is $4.6 million in accrued but unpaid dividends due on the Series 2 $3.25 Preferred Stock. As of the date of this report, $350,000 remains outstanding under the Note which is payable on demand. The Company also reduced its limited guarantee to such lender to $350,000. See discussion in Item 2 of Part II "Changes in Securities".

     Contingencies

     The Company has several contingencies that could impact its liquidity in the event that the Company is unsuccessful in defending against the claimants. Although management does not anticipate that these claims will result in substantial adverse impacts on its liquidity, it is not possible to determine the outcome. See Notes 6A and C of the Notes to Condensed Consolidated Financial Statements for a discussion as to certain possible contingencies involving the sale of the Automotive Business. The preceding sentence is a forward looking statement that involves a number of risks and uncertainties that could cause actual results to differ materially. See Note 6 of Notes to Condensed Consolidated Financial Statements.

Quantitative and Qualitative Disclosure about Market Risk

General

     The Company's results of operations and operating cash flows are impacted by changes in market interest rates. Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, for an expanded analysis of expected maturities of long term debt and its weighted average interest rates.

Interest Rate Risk

     The Company's interest rate risk exposure results from its debt portfolio which is impacted by short-term rates, primarily prime rate-based borrowings from commercial banks, and long-term rates, primarily fixed-rate notes, some of which prohibit prepayment or require substantial prepayment penalties.

     As of September 30, 2001, the Company's variable rate and fixed rate debt, which aggregated $138.4 million, exceeded the debt's fair market value by approximately $38.8 million ($49.4 million at December 31, 2000). The fair value of the Senior Unsecured Notes of a subsidiary of the Company was determined based on a market quotation for such securities.

SPECIAL NOTE REGARDING
FORWARD-LOOKING STATEMENTS

     Certain statements contained within this report may be deemed "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements in this report other than statements of historical fact are Forward-Looking Statements that are subject to known and unknown risks, uncertainties and other factors which could cause actual results and performance of the Company to differ materially from such statements. The words "believe", "expect", "anticipate", "intend", "will", and similar expressions identify Forward-Looking Statements. Forward-Looking Statements contained herein relate to, among other things, availability of net operating loss carryovers,

  amount to be spent relating to compliance with federal, state and local environmental laws at the El Dorado Facility,

  liquidity and availability of funds,

   anticipated financial performance,

  adequate cash flows to meet its presently anticipated working capital requirements,

  management believes that the Company has adequate resources to meet its obligations as they come due,

  ability to make planned capital improvements,

  ability to obtain financing for wastewater disposal project and management does not anticipate that these contingent claims will result in substantial adverse impact on the Company's liquidity.

While the Company believes the expectations reflected in such Forward-Looking Statements are reasonable, it can give no assurance such expectations will prove to have been correct. There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to, decline in general economic conditions, both domestic and foreign,

    material reduction in revenues,

    material increase in interest rates,

    ability to collect in a timely manner a material amount of receivables,

    increased competitive pressures,

    changes in federal, state and local laws and regulations, especially environmental regulations, or in interpretation of such, pending,

    additional releases (particularly air emissions) into the environment,

    material increases in equipment, maintenance, operating or labor costs not presently anticipated by the Company,

    the requirement to use internally generated funds for purposes not presently anticipated,

    the inability to secure additional financing for planned capital expenditures,

    the cost for the purchase of anhydrous ammonia and natural gas,

    changes in competition,

    the loss of any significant customer,
    changes in operating strategy or development plans,

    inability to fund the working capital and expansion of the Company's businesses,

    adverse results in any of the Company's pending litigation,

    inability to obtain necessary raw materials and

    other factors described in "Management's Discussion and Analysis of Financial Condition and Results of Operation" contained in this report.

  Given these uncertainties, all parties are cautioned not to place undue reliance on such Forward-looking Statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the Forward-Looking Statements contained herein to reflect future events or developments.

  Independent Accountants' Review Report

  Board of Directors
  LSB Industries, Inc.

  We have reviewed the accompanying condensed consolidated balance sheet of LSB Industries, Inc. and subsidiaries as of September 30, 2001, and the related condensed consolidated statements of operations for the nine-month and three-month periods ended September 30, 2001 and 2000 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

  November 9, 2001

  PART II
  OTHER INFORMATION

  Item 1. Legal Proceedings

  There are no additional material legal proceedings pending against the Company and/or its subsidiaries not previously reported by the Company in Item 3 of its Form 10-K for the fiscal period ended December 31, 2000, which Item 3 is incorporated by reference herein.

  Item 2. Changes in Securities

  On October 17, 1997, Prime Financial Corporation ("Prime"), a subsidiary of the Company, borrowed from SBL Corporation ("SBL"), a corporation wholly owned by the spouse and children of Jack E. Golsen, Chairman of the Board and President of the Company, the principal amount of $3,000,000 (the "Prime Loan") on an unsecured basis and payable on demand, with interest payable monthly in arrears at a variable interest rate equal to the Wall Street Journal Prime Rate plus 2% per annum. The purpose of the loan was to assist the Company by providing additional liquidity. As of October 15, 2001, the unpaid principal balance on the Prime Loan was $1,350,000.

  In order to make the Prime Loan to Prime, SBL and certain of its affiliates borrowed the $3,000,000 from a bank (collectively, "SBL Borrowings"), and as part of the collateral pledged by SBL to the bank in connection with such loan, SBL pledged, among other things, its note from Prime. Effective April 21, 2000, Prime guaranteed on a limited basis the obligations of SBL and its affiliates relating to the unpaid principal amount due to the bank in connection with the SBL borrowings, and, in order to secure its obligations under the guarantees, it pledged to the bank 1,973,461 shares of the Company's Common Stock that it holds as treasury stock.

  On October 18, 2001, the Company and Prime entered into an agreement (the "Agreement") to take in payment of $1 million of the unpaid balance of the debt under the Note, 1,000,000 shares of a newly created series of its Class C Preferred Stock designated as "Series D Cumulative Convertible Class C Preferred Stock", no par value ("Preferred Stock"), with each share of such new series of Preferred Stock having, among other things, .875 votes and voting as a class with the Company's common stock, a liquidation preference of $1.00 per share,  cumulative dividends at the rate of six percent (6%) per annum, and convertibility into LSB common stock on the basis of four shares of Preferred Stock into one share of common stock. Dividends will be paid only after accrued and unpaid dividends are paid on the Company's Series 2 $3.25 Preferred Stock. As of the date of this report, $350,000 remains outstanding from Prime to SBL, which is payable on demand. In connection with the Agreement, the Company limited guaranty to the bank has been reduced to $350,000, and the number of shares of Company common stock pledged by Prime to the lender to secure its guaranty has been reduced to 973,461 shares.

  The transaction represented by the Agreement was reviewed, negotiated and approved by a Special Committee of the Board of Directors of the Company comprised of three outside and independent directors. The Special Committee retained its own counsel and investment banker.

  The Preferred Stock issued to SBL under the Agreement was issued in a transaction exempt from registration under the Securities Act of 1933 (the "Act"), as amended, pursuant to Section 4(2) of the Act, in that the owners of SBL are accredited investors consisting of the spouse and adult children of Jack E. Golsen, Chairman of the Board and President of the Company and mother and siblings of Barry H. Golsen, Vice Chairman of the Board of the Company.

  Item 3.   Defaults upon Senior Securities

  (b) The Company's Board of Directors did not declare and pay the September 15, 2001 dividends on the Company's outstanding $3.25 Convertible Exchangeable Class C Preferred Stock, Series 2 ("Series 2 Preferred). Accrued and unpaid dividends on the Series 2 Preferred are cumulative. The amount of the total arrearage of unpaid dividends on the outstanding Series 2 Preferred is approximately $4.6 million as of the date of this report. In addition, management of the Company has decided not to recommend the Company's Board of Directors to approve the December 15, 2001 dividend payment on its outstanding Series 2 Preferred. If the December 15 dividend on the Series 2 Preferred is not paid, the amount of the total arrearage of unpaid dividends payable on the outstanding Series 2 Preferred will be approximately $5.1 million and the Company will have exceeded six quarters without paying the quarterly dividend on its Series 2 Preferred.

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

  Also the Company's Board of Directors did not declare and pay the January 1, 2000 and 2001 regular dividend on the Company's Series B 12% Convertible, Cumulative Preferred Stock ("Series B"). Dividends in arrears at September 30, 2001, related to the Company's Series B amounted to approximately $.5 million.

  Item 4.   Submission of Matters to a Vote of Security Holders

                      Not applicable

  9; 9; 9; Item 5.   Other Information

  On November 1, 2001, the Company's subsidiary, El Dorado Chemical Company ("EDC") concluded a long term industrial grade ammonium nitrate supply agreement ("Supply Agreement") with Orica USA Inc. ("Orica"). Under the Supply Agreement, EDC will supply from it's El Dorado, Arkansas plant approximately 200,000 tons of industrial grade ammonium nitrate per year, which is the plant's manufacturing capacity for that product, for a term of no less than five (5) years. As part of the Supply Agreement, EDC will implement certain of Orica's proprietary ammonium nitrate manufacturing technology at EDC's Arkansas plant. In addition to the industrial grade ammonium nitrate products, EDC's Arkansas plant has manufacturing capacity for approximately 250,000 tons per year of agricultural grade ammonium nitrate products, 90,000 tons per year of concentrated nitric acid, and 100,000 tons per year of sulfuric acid.

  Also on November 1, 2001, EDC concluded the sale of its explosives distribution business to Orica and to Nelson Brothers, LLC ("Site Agreement"). The total sales price for the distribution sites was $3.5 million, $2 million of which was paid to EDC in the first quarter of 2001, which amount was applied to the total sales price. The Company will recognize a gain on the sale of these assets of approximately $2.8 million in the fourth quarter of 2001.

  Effective October 1, 2001, the Company's subsidiary, Cherokee Nitrogen Company ("CNC") concluded a long term 83% ammonium nitrate solution supply agreement with Nelson Brothers, LLC ("Solution Agreement"). Under the Solution Agreement, CNC will supply to Nelson Brothers, LLC its requirements of 83% ammonium nitrate solution from CNC's Cherokee, Alabama manufacturing plant for a term of no less than five (5) years.

  The Company has made a decision to attempt to dispose of its non-core assets. The non-core assets include certain small fractional oil properties owned by the Company. A committee of outside independent directors was established to attempt to sell the Company's oil properties. In soliciting offers in connection with this proposed transaction, the Committee received two bids, one of which was from Golsen Petroleum Company ("GPC") to purchase the Company's oil properties for $350,000, plus the assumption of liabilities associated with the assets. GPC, a subsidiary of SBL, is owned, directly and indirectly, by Jack E. Golsen's immediate family, including Barry H. Golsen. The amount of the GPC offer was superior to the other bid. The Committee retained an independent certified petroleum engineer to assist the Committee. GPC's offer exceeded the appraised value of the oil properties. The Committee also considered the cash flow effect on the Company of the sale of the oil properties and determined that a cash sale was in the Company' best interest. After approval of the transaction by the Committee, on September 30, 2001, the Company entered into an agreement to sell to GPC the oil properties for $350,000 cash and the assumption of approximately $113,000 in liabilities.

  Item 6.     Exhibits and Reports on Form 8-K

(A	)	Exhibits. The Company has included the following exhibits in this report:

4.	1	Specimen of Certificate of Series D 6% Cumulative, Convertible Class C Preferred Stock.

10.	1	Stock Purchase Agreement, dated September 30, 2001, by and between Summit Machinery Company and SBL Corporation.

10.	2	Agreement, dated October 18, 2001, by and between LSB Industries, Inc., Prime Financial Corporation, and SBL Corporation.

10.	3	Certificate of Designations of LSB Industries, Inc., relating to the issuance of a new series of Class C Preferred Stock.

15.	1	Letter Re: Unaudited Interim Financial Information

(B	)	Reports of Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended September 30, 2001.

  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly authorized, to sign this report on its behalf on this 12th day of November 2001.

LSB INDUSTRIES, INC.

By: /s/ Tony M. Shelby_____________
Tony M. Shelby,
Senior Vice President of Finance
(Principal Financial Officer)

By: /s/ Jim D. Jones_______________
Jim D. Jones
Vice President, Controller and
Treasurer (Principal Accounting Officer)