Form 10-K
period 2001-12-31
LSB INDUSTRIES INC
filed 2002-04-01
CIK 60714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended: December 31, 2001

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from __________ to __________

Commission File Number: 1-7677

LSB INDUSTRIES, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	73-1015226
(State of Incorporation)	(I.R.S. Employer Identification No.)
16 South Pennsylvania Avenue Oklahoma City, Oklahoma	73107
(Address of Principal Executive Offices	(Zip Code)

Registrant's Telephone Number, Including Area Code: (405) 235-4546

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: Preferred Share Purchase Rights and
Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, Par Value $.10 $3.25 Convertible Exchangeable	Over-the-Counter Bulletin Board
Class C Preferred Stock, Series 2	Over-the-Counter Bulletin Board

(Facing Sheet Continued)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for the shorter period that the Registrant has had to file the reports), and (2) has been subject to the filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

 As of February 28, 2002, the aggregate market value of the 7,689,394 shares of voting stock of the Registrant held by non-affiliates of the Company equaled approximately $23,452,652 based on the closing sales price for the Company's common stock as reported for that date on the Over-the-Counter Bulletin Board. That amount does not include the 1,294 shares of voting Convertible Non-Cumulative Preferred Stock (the "Non-Cumulative Preferred Stock") held by non-affiliates of the Company. An active trading market does not exist for the shares of Non-Cumulative Preferred Stock.

As of February 28, 2002, the Registrant had 11,933,583 shares of common stock outstanding (excluding 3,272,426 shares of common stock held as treasury stock).

The information required by Part III of this Form 10-K is incorporated by reference from the registrant's proxy statement to be filed pursuant to regulation 14A which involves the election of directors no later than 120 days after the end of the fiscal year covered by this Form 10-K.

FORM 10-K OF LSB INDUSTRIES, INC.
TABLE OF CONTENTS

		Page

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
	General	43
	Interest Rate Risk	43

Item 8.	Financial Statements and Supplementary Data	46

Item 9.	Changes in and Disagreements with Accountantson Accounting and Financial Disclosure	46

	Special Note Regarding Forward-Looking Statements	47

	PART III	49

The information required by Part III of this Form 10-K is incorporated by reference from the registrant's proxy statement to be filed pursuant to regulation 14A which involves the election of directors no later than 120 days after the end of the fiscal year covered by this Form 10-K.

	PART IV

Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	50

 PART I

ITEM 1. BUSINESS

GENERAL

LSB Industries, Inc. (the "Company") was formed in 1968 as an Oklahoma corporation, and in 1977 became a Delaware corporation. The Company is a diversified holding company which engages, through its subsidiaries, in (i) the manufacture and sale of chemical products for the explosives, agricultural and industrial acids markets (the "Chemical Business") and (ii) the manufacture and sale of a broad range of hydronic fan coils and water source heat pumps as well as other products used in commercial and residential air conditioning systems (the "Climate Control Business").

The Company is focusing on its core businesses relating to its Chemical and Climate Control Businesses.  As part of this strategy, the Company sold its automotive products business in 2000. Since net sales relating to the industrial products business was approximately 2% of consolidated net sales for 2001, the industrial products business is no longer presented as a reportable segment.

The Chemical Business seeks to maximize profitability by (i) being a low cost producer, (ii) focusing on a specific geographic area where it can develop a freight and distribution advantage and establish a leading regional presence, (iii) offering value added services as a means of building customer loyalty, and (iv) continuing to alter the product mix towards higher margin products. The Company has developed a geographic advantage in the Texas, Oklahoma, Missouri, Alabama and Tennessee agricultural markets by establishing an extensive network of wholesale and retail distribution centers for nitrogen-based fertilizer tailored toward regional farming practices and by providing value added services. The Company has also developed a proprietary line of packaged explosives which is sold as a nationally recognized branded product. Given the nature of the product, the Company believes its branding strategy, emphasizing quality, safety and reliability, gives it a competitive advantage over less recognized explosive products. See "Special Note Regarding Forward-Looking Statements."

The Climate Control Business seeks to establish leadership positions in niche markets by offering extensive product lines, custom tailored products and proprietary new technologies. Under this focused strategy, the Company has developed the most extensive line of hydronic fan coils and water source heat pumps in the United States. The Company has developed flexible production to allow it to custom design units for the growing retrofit and replacement markets. Products recently developed by the Company include large custom air handlers and ultraviolet light units for bacteria removal. The Climate Control Business is a pioneer in the use of geothermal water source heat pumps in residential and commercial applications. The Company believes that an aging installed base of residential HVAC systems, coupled with relatively short payback periods of geothermal systems, will continue to increase demand for its geothermal products in the residential replacement market. See "Special Note Regarding Forward-Looking Statements."

The Company finances its working capital requirements for its wholly-owned subsidiary ClimaChem, Inc. ("ClimaChem") and its wholly-owned subsidiaries through borrowings under a $50 million credit facility with a lender (the "Working Capital Revolver Loan") maturing in April 2005.

In June 2001, the Company reached an agreement with its supplier of anhydrous ammonia whereby the former long-term purchase commitment was terminated effective June 30, 2001. Under the new agreement, the Chemical Business will purchase 100% of its requirements of purchased ammonia at market price plus transportation to the Chemical Business Facility in El Dorado, Arkansas through December 2002.

On October 31, 2000, subsidiaries of the Company, which are not subsidiaries of ClimaChem, acquired a chemical plant for the purpose of indirectly expanding its geographical marketing area. This plant, located at Crystal City, Missouri ("Crystal City Plant"), was shut down concurrent with the purchase thereof. In July 2001, the Crystal City Plant was dismantled for parts and the land was sold to a third party.

On November 1, 2001, El Dorado Chemical Company ("EDC") concluded the sale of a significant portion of its explosives distribution assets to a customer ("Customer") and one of its affiliates ("Affiliate").

Effective October 1, 2001, the Company's subsidiary, Cherokee Nitrogen Company ("CNC") entered into a long-term cost-plus supply agreement with the Affiliate. Under this contract, CNC will supply to the Affiliate its requirements of 83% ammonium nitrate solution from CNC's Cherokee, Alabama manufacturing plant for a term of no less than five (5) years.

On November 1, 2001, EDC entered into a long-term cost-plus industrial grade ammonium nitrate supply agreement ("Supply Agreement") with the Customer. Under the Supply Agreement, EDC will supply from it's El Dorado, Arkansas plant approximately 200,000 tons of industrial grade ammonium nitrate per year, which is approximately 90% of the plant's manufacturing capacity for that product, for a term of no less than five (5) years. In addition to the industrial grade ammonium nitrate products, EDC's Arkansas plant has manufacturing capacity for approximately 250,000 tons per year of agricultural grade ammonium nitrate products, 90,000 tons per year of concentrated nitric acid, and 100,000 tons per year of sulfuric acid.

As of October 15, 2001, Prime Financial Corporation ("Prime"), a subsidiary of the Company, had a note with an outstanding principal balance of $1,350,000 (the "Note") owed to SBL Corporation ("SBL"), a corporation wholly owned by the spouse and children of Jack E. Golsen, Chairman of the Board and President of the Company. The Company guaranteed payment of the Note under a limited guarantee and pledged 1,973,461 shares of the Company's common stock owned by Prime to the lender to secure its guarantee. In conjunction with the transaction discussed below, the number of shares of the Company's common stock pledged to the lender has been reduced to 973,461.

On October 18, 2001, the Company and Prime entered into an agreement (the "Agreement") whereby the Company issued to SBL 1,000,000 shares of a newly created series of Series D Convertible Preferred Stock in the Company ("Series D Preferred Stock") as payment of $1,000,000 against the Note, with each share of Series D Preferred Stock having, among other things, .875 votes and voting as a class with the Company's common stock, a liquidation preference of $1.00 per share, cumulative dividends at the rate of six percent (6%) per annum, and convertibility into LSB common stock on the basis of four shares of Preferred Stock into one share of common stock. Dividends on the Series D Preferred Stock will be paid only after accrued and unpaid dividends are paid on the Company's Series 2 $3.25 Preferred Stock. At December 31, 2001, there was $5.1 million in accrued but unpaid dividends due on the Series 2 $3.25 Preferred Stock. At

December 31, 2001, $350,000 remains outstanding under the Note which is payable on demand. The Company also reduced its limited guarantee to such lender to $350,000.

During the year ended December 31, 2001, the Company repurchased Senior Unsecured Notes having a face value of approximately $4.7 million.

Due to certain alleged violations of explosives storage and related regulations in February 2002, the government regulator of explosives companies, Bureau of Alcohol, Tobacco and Firearms ("BATF"), has issued an order revoking the manufacturing license of Slurry Explosive Corporation ("Slurry"), a subsidiary of the Company, for its Hallowell, Kansas facility ("Hallowell Facility") to produce certain explosives products. The license revocation order was upheld by an administrative law judge after an administrative trial. Slurry is currently reviewing its legal alternatives regarding the license revocation. In addition, Slurry and the Company have received a grand jury subpoena from the U.S. Attorney's office of Wichita, Kansas requesting business records of Slurry. Slurry is complying with such subpoena. A different subsidiary of the Company in the explosive business has filed an application with the BATF to obtain a manufacturing license for the Hallowell Facility. There is no assurance that the subsidiary will be able to obtain such license. Since February 2002, Slurry continued to manufacture certain non-explosive products at its Hallowell Facility. The Company has other production facilities where it can produce some explosives products to service its customers. Slurry's sales for the years ended December 31, 2001, 2000 and 1999 were approximately $21.8, $18.2 and $15.8 million, respectively, which were approximately 6% of consolidated net sales for each such year.

SEGMENT INFORMATION AND FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

Schedules of the amounts of sales, operating profit and loss, and identifiable assets attributable to each of the Company's lines of business and of the amount of export sales of the Company in the aggregate and by major geographic area for each of the Company's last three fiscal years appear in Note 20 of the Notes to Consolidated Financial Statements included elsewhere in this report.

All discussions below are that of the Businesses continuing and accordingly exclude the discontinued operations of the automotive products business and the Australian subsidiary's operations sold in 2000 and 1999, respectively. See Notes 4 and 5 of the Notes to the Consolidated Financial Statements.

CHEMICAL BUSINESS

GENERAL

The Company's Chemical Business manufactures three principal product lines that are derived from anhydrous ammonia: (1) fertilizer grade ammonium nitrate and urea ammonia nitrate ("UAN") for the agricultural industry, (2) explosive grade ammonium nitrate and solutions for the mining industry and (3) concentrated, blended and mixed nitric acid and sulfuric acid for industrial applications. The Chemical Business' principal manufacturing facilities are located in El Dorado, Arkansas ("El Dorado Facility") and Cherokee, Alabama, ("Cherokee Facility"). The other manufacturing operations are located in Hallowell, Kansas, Wilmington, North Carolina, and Baytown,

Texas. The following discussion is that of the Businesses continuing and accordingly excludes the business disposed of in 1999.

For each of the years 2001, 2000 and 1999, approximately 32%, 27% and 26% of the respective sales of the Chemical Business consisted of sales of fertilizer and related chemical products for agricultural purposes, which represented approximately 18%, 14% and 13% of the Company's consolidated sales for each respective year. For each of the years 2001, 2000, and 1999, approximately 40%, 35% and 40% of the respective sales of the Chemical Business consisted of sales of ammonium nitrate and other chemical-based blasting products for the mining industry, which represented approximately 23%, 18% and 20% of the Company's 2001, 2000, and 1999 consolidated sales, respectively. For each of the years 2001, 2000, and 1999, approximately 28%, 38% and 34% of the respective sales of the Chemical Business consisted of the industrial acids for sale in the food, paper, chemical and electronics industries, which represented approximately 16%, 19% and 17% of the Company's 2001, 2000, and 1999 consolidated sales, respectively. Sales of the Chemical Business accounted for approximately 57%, 51% and 50% of the Company's 2001, 2000 and 1999 consolidated sales, respectively. For 2001, agricultural and explosives product sales include sales associated with the Cherokee Facility which was acquired by the Company on October 31, 2000.

AGRICULTURAL PRODUCTS

The Chemical Business produces ammonium nitrate, a nitrogen-based fertilizer, at the El Dorado Facility and the Cherokee Facility and produces UAN at the Cherokee Facility. Ammonium nitrate and UAN are two of several forms of nitrogen-based fertilizers which include anhydrous ammonia. Although, to some extent, the various forms of nitrogen-based fertilizers are interchangeable, each has its own characteristics which produce agronomic preferences among end users. Farmers decide which type of nitrogen-based fertilizer to apply based on the crop planted, soil and weather conditions, regional farming practices and relative nitrogen fertilizer prices. The Company sells these agricultural products to farmers, fertilizer dealers and distributors located primarily in the South Central and Southeastern United States.

The Chemical Business' markets are in close proximity to its El Dorado, Arkansas and Cherokee, Alabama facilities and include a high concentration of pasture land and row crops which favor the Company's products. The Company develops its market position in these areas by emphasizing high quality products, customer service and technical advice. Using a proprietary prilling process, the El Dorado Facility produces a high performance ammonium nitrate fertilizer that, because of its uniform size, is easier to apply than many competing nitrogen-based fertilizer products. The Company believes that its "E-2" brand ammonium nitrate fertilizer is recognized as a premium product within its primary market. See "Special Note Regarding Forward - Looking Statements". In addition, the El Dorado Facility establishes long-term relationships with end users through its network of 22 wholesale and retail distribution centers and the Cherokee Facility sells directly to agricultural cooperative customers.

EXPLOSIVES

The Chemical Business manufactures low density ammonium nitrate-based explosives. In addition, the Company manufactures and sells a branded line of packaged explosives used in construction, quarrying and other applications, particularly where controlled explosive charges are required. Packaged explosives are used for applications requiring controlled explosive charges and typically command a premium price and produce higher margins. The Company's Slurry packaged explosive products are sold nationally and internationally to other explosive companies and end-users.

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

Subsidiaries within the Company's Chemical Business entered into a series of agreements with Bayer Corporation ("Bayer") (collectively, the "Bayer Agreement"). Under the Bayer Agreement, El Dorado Nitric Company ("EDNC") operates a nitric acid plant (the "EDNC Baytown Plant") at Bayer's Baytown, Texas chemical facility. Under the terms of the Bayer Agreement, Bayer will purchase from EDNC all of its requirements for nitric acid to be used by Bayer at its Baytown, Texas facility for an initial ten-year term ending May 2009. EDNC will purchase from Bayer its requirements for anhydrous ammonia for the manufacture of nitric acid as well as utilities and other services.

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

MAJOR CUSTOMER

Sales to one customer, Bayer, of the Company's Chemical Business segment represented approximately 13% of the Company's total revenues for 2000. There were no customers with sales of more than 10% of the Company's total revenues for 2001 and 1999. As discussed above, under the terms of the Bayer Agreement, Bayer will purchase from a subsidiary of the Company all of its requirements for nitric acid to be used at its Baytown, Texas facility for an initial ten-year term ending May 2009.

RAW MATERIALS

Anhydrous ammonia and natural gas represents the primary component in the production of most of the products of the Chemical Business. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations." As a result of the acquisition of the Cherokee Facility on October 31, 2000, the Chemical Business became a purchaser of natural gas.

Under the Company's ammonia supply agreement, the Chemical Business will purchase 100% of its requirements of purchased ammonia at market price plus transportation to the Chemical Business Facility in El Dorado, Arkansas through December 2002. The Company's natural gas feed stock requirements are purchased at spot market price for delivery at its Cherokee Facility. The Company believes that it could obtain anhydrous ammonia from other sources in the event of a termination of the above-referenced contract. See "Special Note Regarding Forward-Looking Statements," and Note 13 of Notes to Consolidated Financial Statements.

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

Sales to the agricultural markets depend upon weather conditions and other circumstances beyond the control of the Company. The agricultural markets serviced by the Chemical Business sustained a drought resulting in a lack of demand for the Chemical Business' fertilizer products during the 1999 and 2000 fall and spring planting seasons, which had a material adverse effect on the Company.

REGULATORY MATTERS

Each of the Chemical Business' packaged explosive products facilities must be licensed by the Bureau of Alcohol, Tobacco and Firearms in order to manufacture and distribute blasting products. The Chemical Business is also subject to extensive federal, state and local environmental laws, rules and regulations. See "Environmental Matters" and "Legal Proceedings".

Due to certain alleged violations of explosives storage and related regulations in February 2002, the government regulator of explosives companies, Bureau of Alcohol, Tobacco and Firearms, has issued an order revoking the manufacturing license of Slurry Explosive Corporation ("Slurry"), a subsidiary of the Company, for its Hallowell, Kansas facility ("Hallowell Facility") to produce certain explosives products. See "Business General" and "Legal Proceedings".

COMPETITION

The Chemical Business competes with other chemical companies in its markets, many of whom have greater financial and other resources than the Company. In 2000, there were plant closures due to the high cost of natural gas and other economic factors in the nitrogen business within the market the Company serves. The Company believes that competition within the markets served by the Chemical Business is primarily based upon price, service, warranty and product performance.

CLIMATE CONTROL BUSINESS

GENERAL

The Company's Climate Control Business manufactures and sells a broad range of standard and custom designed hydronic fan coils and water source heat pumps as well as other niche products for use in commercial and residential heating ventilation and air conditioning ("HVAC") systems. The construction of commercial, institutional and residential buildings, the renovation of existing buildings and the replacement of existing systems drive the demand for the Climate Control Business' products. The Climate Control Business' commercial products are used in a wide variety of buildings, such as: hotels, motels, office buildings, schools, universities, apartments, condominiums, hospitals, nursing homes, extended care facilities, industrial and high tech manufacturing facilities, food and chemical processing facilities, and pharmaceutical manufacturing facilities. The Company targets many of its products to meet increasingly stringent indoor air quality and energy efficiency standards. The Climate Control Business accounted for approximately 41%, 45% and 46% of the Company's 2001, 2000, and 1999 consolidated sales, respectively.

HYDRONIC FAN COILS

As a leading provider of hydronic fan coils, the Climate Control Business targets the commercial and institutional markets in the United States. Hydronic fan coils use heated or chilled water, provided by a centralized chiller or boiler through a water pipe system, to condition the air and allow individual room control. Hydronic fan coil systems are quieter and have longer lives and lower maintenance costs than other comparable systems used where individual room control is required. Important components of the Company's strategy for competing in the commercial and institutional renovation and replacement markets include the breadth of its product line coupled with customization capability provided by a flexible manufacturing process.

WATER SOURCE HEAT PUMPS

The Company is the leading United States provider of water source heat pumps to the commercial construction and renovation markets. These highly efficient heating and cooling products enable individual room climate control through the transfer of heat through a water pipe system which is connected to a centralized cooling tower or heat injector. Water source heat pumps enjoy a broad range of commercial applications, particularly in medium to large sized buildings with many small, individually controlled spaces. The Company believes the market for commercial water source heat pumps will continue to grow due to the relative efficiency and long life of such systems as compared to other air conditioning and heating systems, as well as to the emergence of the replacement market for those systems. See "Special Note Regarding Forward-Looking Statements".

GEOTHERMAL PRODUCTS

The Climate Control Business has pioneered the use of geothermal water source heat pumps in residential and commercial applications. Geothermal systems, which circulate water or antifreeze through an underground heat exchanger, are among the most energy efficient systems available. The Company believes the longer life, lower cost to operate, and relatively short payback periods of geothermal systems, as compared with air-to-air systems, will continue to increase demand for its geothermal products. The Company specifically targets new residential construction of homes exceeding $200,000 in value. See "Special Note Regarding Forward-Looking Statements."

HYDRONIC FAN COIL AND WATER SOURCE HEAT PUMP MARKET

The Company pursues a strategy of specializing in hydronic fan coils and water source heat pump products. The annual United States market for hydronic fan coils and water source heat pumps is in excess of $300 million. Levels of repair, replacement, and new construction activity generally drive demand in these markets. The United States market for fan coils and water source heat pump products has grown on average 7% per year over the last 5 years. This growth is primarily a result of new construction, the aging of the installed base of units, the introduction of new energy efficient systems, upgrades to central air conditioning and increased governmental regulations restricting the use of ozone depleting refrigerants in HVAC systems.

PRODUCTION AND BACKLOG

Most of the Climate Control Business production of the above-described products occurs on a specific order basis. The Company manufactures the units in many sizes and configurations, as required by the purchaser, to fit the space and capacity requirements of hotels, motels, schools, hospitals, apartment buildings, office buildings and other commercial or residential structures. As of December 31, 2001, the backlog of confirmed orders for the Climate Control Business was approximately $22 million as compared to approximately $26.7 million at December 31, 2000. See discussion in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations". A customer generally has the right to cancel an order prior to the order being released to production. Past experience indicates that customers generally do not cancel orders after the Company receives them. As of the date of this report, the Climate Control Business had released substantially all of the December 31, 2001 backlog to production. All of the December 31, 2001 backlog is expected to be filled by December 31, 2002. See "Special Note Regarding Forward-Looking Statements."

 MARKETING AND DISTRIBUTION

 DISTRIBUTION

 The Climate Control Business sells its products to mechanical contractors, original equipment manufacturers and distributors. The Company's sales to mechanical contractors primarily occur through independent manufacturers' representatives, who also represent complementary product lines not manufactured by the Company. Original equipment manufacturers generally consist of other air conditioning and heating equipment manufacturers who resell under their own brand name the products purchased from the Climate Control Business in competition with the Company. Sales to original equipment manufacturers accounted for approximately 22% of the sales of the Climate Control Business in 2001 and approximately 9% of the Company's 2001 consolidated sales.

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

COMPETITION

The Climate Control Business competes primarily with approximately eight companies, some of whom are also customers of the Company. Some of the competitors have greater financial and other resources than the Company. The Climate Control Business manufactures a broader line of fan coil and water source heat pump products than any other manufacturer in the United States, and the Company believes that it is competitive as to price, service, warranty and product performance.

EMPLOYEES

As of December 31, 2001, the Company employed 1,527 persons. As of that date, (i) the Chemical Business employed 591 persons, with 91 represented by unions under agreements expiring in July and October of 2004 and (ii) the Climate Control Business employed 875 persons, none of whom are represented by a union.

RESEARCH AND DEVELOPMENT

The Company incurred approximately $450,000 in 2001, $391,000 in 2000, and $713,000 in 1999 on research and development relating to the development of new products or the improvement of existing products. All expenditures for research and development related to the development of new products and improvements are expensed by the Company.

ENVIRONMENTAL MATTERS

The Company and its operations are subject to numerous environmental laws ("Environmental Laws") and to other federal, state and local laws regarding health and safety matters ("Health Laws"). In particular, the manufacture and distribution of chemical products are activities which entail environmental risks and impose obligations under the Environmental Laws and the Health Laws, many of which provide for substantial fines and criminal sanctions for violations. There can be no assurance that material costs or liabilities will not be incurred by the Company in complying with such laws or in paying fines or penalties for violation of such laws. The Environmental Laws and Health Laws and enforcement policies thereunder relating to the Chemical Business have in the past resulted, and could in the future result, in penalties, cleanup costs, or other liabilities relating to the handling, manufacture, use, emission, discharge or disposal of pollutants or other substances at or from the Company's facilities or the use or disposal of certain of its chemical products. Significant expenditures have been incurred by the Chemical Business at the El Dorado Facility in order to comply with the Environmental Laws and Health Laws. The Chemical Business could be required to make additional significant site or operational modifications at the El Dorado Facility, involving substantial expenditures. See "Special Note Regarding Forward-Looking Statements"; "Management's Discussion and Analysis of Financial Condition and Results of Operations-Chemical Business" and"Legal Proceedings. "

The Chemical Business entered into a consent administrative order with the Arkansas Department of Environmental Quality ("ADEQ") in August 1998 (the "Wastewater Consent Order"). The Wastewater Consent Order recognized the presence of nitrate contamination in the shallow groundwater and required installation of an interim groundwater bioremediation treatment system. The bioremediation was not successful in achieving denitrification. The Chemical Business prepared a report to the ADEQ regarding field testing of the shallow groundwater with a plan for quarterly sampling of the monitor wells. Upon completion of the waste minimization activities referenced below, a final remedy for groundwater contamination will be selected, based on an evaluation of risk. There are no known users of groundwater in the area, and preliminary risk assessments have not identified any risk that would require additional remediation. There can be no assurance that the risk assessment will be approved by the ADEQ, or that further work will not be required. The Wastewater Consent Order included a $183,700 penalty assessment, of which $125,000 is being satisfied over five years at expenditures of $25,000 per year for waste minimization activities.

The Wastewater Consent Order also required certain improvements in the wastewater collection and treatment system to be completed by October 2001. In September 2001, ADEQ proposed and the Company's subsidiary agreed that in lieu of the Wastewater Consent Order, ADEQ would issue a renewal permit establishing new, more restrictive effluent limits. The Company believes that the new permit will establish new deadlines, which the Company's subsidiary believes will allow a minimum of three years for the El Dorado plant to come into compliance with the new limits. Alternative methods for meeting these requirements are continuing to be examined by the Chemical Business. The Company believes, although there can be no assurance, that any such new effluent limits would not have a material adverse effect on the Company; however, should the facility be unable to operate in compliance with the new limits, such would have a material adverse effect upon the financial position and operating results of the Company and may result in the recognition of impairment of certain long-lived assets. The wastewater program is not yet finally determined but is currently expected to require future capital expenditures of approximately $2 to $3 million over a period of years. Discussions for securing financing are currently underway. See "Special Note Regarding Forward-Looking Statements."

In September, 2001, the large equalization pond located at the Chemical Business' El Dorado, Arkansas manufacturing facility was drained to accommodate repairs to a corroded underground discharge pipe. This event began when a hole developed in the pond's discharge pipe, allowing the release of water up stream of the permitted outfall. It was determined to allow water to be released through the valve into the permitted discharge to avoid erosion of a levy, to permit monitoring and sampling of discharged water, and to direct the discharge to the permitted outfall. No adverse environmental conditions were noted at the discharge, however, the sustained discharge was allegedly out of compliance with the mass effluent limits contained in the permit. The ADEQ has offered a civil penalty for this event of $190,000 by means of a proposed Consent Administrative Order. The Chemical Business believes that the proposed penalty amount is far in excess of the amount warranted and has requested further discussions with the ADEQ regarding a proposed civil penalty applicable to this discharge event.

In February, 2002, Slurry Explosive Corporation ("Slurry") received a proposed consent administrative order ("Slurry Consent Order") from the Kansas Department of Health and Environment ("KDHE"), regarding Slurry's Hallowell, Kansas manufacturing facility ("Hallowell Facility"). The proposed Slurry Consent Order states that there exists soil and groundwater contamination, and there exists surface water contamination in the lake adjacent to the Hallowell Facility. There are no known users of the groundwater in the area. The adjacent lake is used for fishing. The Slurry Consent Order also provides that Slurry has not verified the presence of such contaminants. Under the terms of the draft Slurry Consent Order, Slurry would be required a) to submit an environmental assessment work plan to the KDHE for review and approval, b) to agree with the KDHE as to any required corrective actions to be performed at the Hallowell Facility, and c) to provide reports to the KDHE, all of the preceding in accordance with the time frames and formats required in the Slurry Consent Order. The Company believes, although there can be no assurance, that compliance by Slurry with the anticipated Slurry Consent Order would not have a material adverse effect on the Company.

From March, 2001, through January, 2002, the Chemical Business experienced eleven alleged air emissions violations. One of the alleged violations involved a malfunctioning continuous air emissions monitor, one of the alleged violations was based on a typographical error, six of the alleged violations involved air emissions point source tests that were allegedly performed in a manner not in compliance with testing procedures, two of the alleged violations involved tests that failed to meet emissions criteria, and one of the alleged violations involved the simultaneous operation of two boilers which is not permitted under the air permit. The Chemical Business and the ADEQ have been in negotiations regarding applicable penalties for certain of these violations. On March 5, 2002, the Chemical Business received a letter from the ADEQ outlining the above alleged violations, which based on past experience, is a preliminary step to proposing a Consent Administrative Order. The Chemical Business anticipates that it will enter into a Consent Administrative Order with the ADEQ to resolve the above alleged violations. The Chemical Business also anticipates requesting administrative changes to its air permit to avoid future difficulties in complying with testing procedures.

ITEM 2. PROPERTIES

CHEMICAL BUSINESS

The Chemical Business primarily conducts manufacturing operations (i) on 150 acres of a 1,400 acre tract of land located in El Dorado, Arkansas (the "El Dorado Facility"), (ii) on 120 acres of a 1,300 acre tract of land located in Cherokee, Alabama ("Cherokee Facility"), (iii) in a facility of approximately 85,000 square feet located on ten acres of land in Hallowell, Kansas ("Kansas Facility"), (iv) in a mixed acid plant in Wilmington, North Carolina ("Wilmington Plant"), and (v) in a nitric acid plant in Baytown, Texas ("Baytown Plant"). The Chemical Business owns all of its manufacturing facilities except the Baytown Plant. The Wilmington Plant and the DSN Plant (located at the El Dorado Facility) are subject to mortgages. The Baytown Plant is being leased pursuant to a leveraged lease from an unrelated third party. As of December 31, 2001, the El Dorado Facility and Cherokee Facility

were utilized at approximately 82% and 55% of capacity, respectively, based on continuous operation. The Chemical Business operates its Kansas Facility from buildings located on an approximate ten acre site in southeastern Kansas, and a research and testing facility comprising approximately ten acres, including buildings and equipment thereon, located in southeastern Kansas, which it owns.

Due to certain alleged violations of explosives storage and related regulations in February 2002, the government regulator of explosives companies, Bureau of Alcohol, Tobacco and Firearms, has issued an order revoking the manufacturing license of Slurry Explosive Corporation, a subsidiary of the Company, for its Hallowell, Kansas facility to produce certain explosives products. See Item 1 "Business General" and "Legal Proceedings".

In addition, the Chemical Business distributes its agricultural products through 22 distribution centers, with 16 of the centers located in Texas (10 of which the Company owns and 6 of which it leases); 3 centers located in Missouri (1 of which the Company owns and 2 of which it leases); 2 centers located in Tennessee (owned); and 1 center located in Illinois (leased). The Chemical Business currently operates 2 domestic explosives distribution centers located in Hallowell, Kansas (owned) and Pryor, Oklahoma (leased).

CLIMATE CONTROL BUSINESS

The Climate Control Business conducts its fan coil manufacturing operations in a facility located in Oklahoma City, Oklahoma, consisting of approximately 265,000 square feet. The Company owns this facility subject to a mortgage. As of December 31, 2001, the Climate Control Business was using the productive capacity of the above referenced facility to the extent of approximately 89%, based on three, eight-hour shifts per day and a five-day week in one department and one and one half eight-hour shifts per day and a five-day week in all other departments.

The Climate Control Business manufactures most of its heat pump products in a 270,000 square foot facility ("Building") in Oklahoma City, Oklahoma. Climate Master leases the Building with an option to buy the Building through May 2016, with the options to renew for additional five-year periods. The lease currently provides for payment of rent in the amount of $56,750 per month. The option price for Climate Master to purchase the Building, if exercised, is to be based on the amount of the mortgage on the Building outstanding at the time the option is exercised plus up to $200,000 less the amount of an unsecured promissory note ("Note") in the principal amount of $1.6 million issued by the owner of the Building to Prime Financial Corporation, a wholly-owned subsidiary of the Company.  The parties do not anticipate payment of the principal amount of the Note. As of December 31, 2001, the productive capacity of this manufacturing operation was being utilized to the extent of approximately 71%, based on two nine-hour shifts per day and a five-day week in one department and one eight-hour shift per day and a five-day week in all other departments.

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

No legal action has yet been filed. The amount of the cost associated with the clean-up of the site is unknown due to continuing changes in the estimated total cost of clean-up of the site and the percentage of the total waste which was alleged to have been contributed to the site by the former subsidiary of the Company. This liability was assumed as of May 4, 2000, by the purchaser of the Automotive Business, and certain of the Company's subsidiaries received an indemnification by the purchaser of the Automotive Business. In March 2001, the Company sold to the purchaser of the Automotive Business all of the stock of the corporate entity that formerly comprised the Automotive Business. Accordingly, the Company believes that to the extent that its former Automotive Business is ultimately determined to be a contributor to the site, if at all, the Company may again become a responsible party.

In September, 2001, the large equalization pond located at the Chemical Business' El Dorado, Arkansas manufacturing facility was drained to accommodate repairs to a corroded underground discharge pipe. This event began when a hole developed in the pond's discharge pipe, allowing the release of water up stream of the permitted outfall. It was determined to allow water to be released through the valve into the permitted discharge to avoid erosion of a levy, to permit monitoring and sampling of discharged water, and to direct the discharge to the permitted outfall. No adverse environmental conditions were noted at the discharge, however, the sustained discharge was allegedly out of compliance with the mass effluent limits contained in the permit. The ADEQ has offered a civil penalty for this event of $190,000 by means of a proposed Consent Administrative Order. The Chemical Business believes that the proposed penalty amount is far in excess of the amount warranted and has requested further discussions with the ADEQ regarding a proposed civil penalty applicable to this discharge event.

Due to certain alleged violations of explosives storage and related regulations in February 2002, the government regulator of explosives companies, Bureau of Alcohol, Tobacco and Firearms ("BATF"), has issued an order revoking the manufacturing license of Slurry Explosive Corporation ("Slurry"), a subsidiary of the Company, for its Hallowell, Kansas facility ("Hallowell Facility") to produce certain explosives products. The license revocation order was upheld by an administrative law judge after an administrative trial. Slurry is currently reviewing its legal alternatives regarding the license revocation. In addition, Slurry and the Company have received a grand jury subpoena from the U.S. Attorney's office of Wichita, Kansas requesting business records of Slurry. Slurry is complying with such subpoena. A different subsidiary of the Company in the explosive business has filed an application with the BATF to obtain a manufacturing license for the Hallowell Facility. There is no assurance that the subsidiary will be able to obtain such license.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY

IDENTIFICATION OF EXECUTIVE OFFICERS

The following table identifies the executive officers of the Company.
Name	Age	Position and Offices with the Company	Served as an Officer from
Jack E. Golsen	73	Board Chairman and President	December, 1968

Barry H. Golsen	51	Board Vice Chairman and President of the Climate Control Business	August, 1981

David R. Goss	61	Senior Vice President of Operations and Director	March, 1969

Tony M. Shelby	60	Senior Vice President - Chief Financial Officer, and Director	March, 1969

Jim D. Jones	60	Vice President - Treasurer and Corporate Controller	April, 1977

David M. Shear	42	Vice President and General Counsel	March, 1990

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

PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Currently the Company's Common Stock trades on the Over-the-Counter Bulletin Board ("OTC"). The following table shows, for the periods indicated, the high and low bid information for the Company's Common Stock which reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.
Fiscal Year Ended
December 31,
2001	2000
Quarter	High	Low	High	Low
First	3.56	2.06	1.50	.75
Second	3.85	3.15	1.00	.63
Third	3.75	2.65	1.44	.81
Fourth	3.10	2.40	2.44	.69

STOCKHOLDERS

As of February 28, 2002, the Company had 884 record holders of its Common Stock.

SALE OF UNREGISTERED SECURITIES

 On October 17, 1997, Prime Financial Corporation ("Prime"), a subsidiary of the Company, borrowed from SBL Corporation ("SBL"), a corporation wholly owned by the spouse and children of Jack E. Golsen, Chairman of the Board and President of the Company, the principal amount of $3,000,000 (the "Prime Loan") on an unsecured basis and payable on demand, with interest payable monthly in arrears at a variable interest rate equal to the Wall Street Journal Prime Rate plus 2% per annum. The purpose of the loan was to assist the Company by providing additional liquidity. On October 15, 2001, the unpaid principal balance on the Prime Loan was $1,350,000.

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

On October 18, 2001, the Company and Prime entered into an agreement (the "Agreement") whereby the Company issued to SBL, 1,000,000 shares of a newly created series of its Class C Preferred Stock designated as "Series D Cumulative Convertible Class C Preferred Stock", no par value ("Preferred Stock") as payment of $1,000,000 against the Prime Loan, with each share of such new series of Preferred Stock having, among other things, .875 votes and voting as a class with the Company's common stock, a liquidation preference of $1.00 per share, cumulative dividends at the rate of six percent (6%) per annum, and convertibility, at any time at the option of the holder, into the Company's common stock on the basis of four shares of Preferred Stock into one share of common stock. Dividends will be paid only after accrued and unpaid dividends are paid on the Company's Series 2 $3.25 Preferred Stock. The issuance of Preferred Stock to SBL was exempt from registration under the Securities Act of 1933 (the "Act"), as amended, pursuant to Section 4(2) of the Act and Regulation D under this Act, as a private offering to an accredited investor.

As of the date of this report, $350,000 remains outstanding from Prime to SBL, which is payable on demand. In connection with the Agreement, the Company's limited guaranty to the bank has been reduced to $350,000, and the number of shares of Company common stock pledged by Prime to the lender to secure its guaranty has been reduced to 973,461 shares.

The transaction represented by the Agreement was reviewed, negotiated and approved by a Special Committee of the Board of Directors of the Company comprised of three outside and independent directors. The Special Committee retained its own counsel and investment banker.

DIVIDENDS

The Company is a holding company and, accordingly, its ability to pay cash dividends on its Preferred Stock and its Common Stock depends in large part on its ability to obtain funds from its subsidiaries. The ability of the Company's wholly-owned subsidiary ClimaChem, Inc. ("ClimaChem") (which owns substantially all of the companies comprising the Chemical Business and the Climate Control Business) and its wholly-owned subsidiaries to pay dividends and to make distributions to the Company is restricted by certain covenants contained in the Indenture of Senior Unsecured Notes to which they are parties.

Under the terms of the Indenture of 10-3/4% Senior Unsecured Notes due 2007 ("Senior Unsecured Notes"), and a loan agreement to which ClimaChem and its subsidiaries are party to, ClimaChem cannot transfer funds to the Company in the form of cash dividends or other distributions or advances, except for (i) the amount of taxes that ClimaChem would be required to pay if they were not consolidated with the Company and (ii) an amount not to exceed fifty percent (50%) of ClimaChem's cumulative net income from January 1, 1998 through the end of the period for which the calculation is made for the purpose of proposing a payment, and (iii) the amount of direct and indirect costs and expenses incurred by the Company on behalf of ClimaChem pursuant to a certain services agreement and a certain management agreement to which ClimaChem and the Company are parties. See Note 3 of Notes to Consolidated Financial Statements and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Holders of the Company's Common Stock are entitled to receive dividends only when, as, and if declared by the Board of Directors. No cash dividends may be paid on the Company's Common Stock until all required dividends are paid on the outstanding shares of the Company's Preferred Stock, or declared and amounts set apart for the current period, and, if cumulative, prior periods. As of December 31, 2001, the Company has issued and outstanding, 623,550 shares of $3.25 Convertible Exchangeable Class C Preferred Stock, Series 2 ("Series 2 Preferred"), 1,000,000 shares of Series D Cumulative Convertible Class C Preferred Stock ("Series D Preferred"), 1,462 shares of a series of Convertible Non Cumulative Preferred Stock ("Non Cumulative Preferred Stock") and 20,000 shares of Series B 12% Convertible, Cumulative Preferred Stock ("Series B Preferred"). Each share of Preferred Stock is entitled to receive an annual dividend, if, as and when declared by the Board of Directors, payable as follows: (i) Series 2 Preferred at the annual rate of $3.25 a share payable quarterly in arrears on March 15, June 15, September 15 and December 15, which dividend is cumulative, (ii) Series D Preferred at the rate of $.06 a share payable on a date fixed by the Board of Directors, which dividend is cumulative but will be paid only after accrued and unpaid dividends are paid on the Series 2 Preferred, (iii) Non Cumulative Preferred Stock at the rate of $10.00 a share payable April 1, and (iv) Series B Preferred at the rate of $12.00 a share payable January 1, which dividend is cumulative. Due to previous operating losses sustained by the Company and the Company's subsidiaries limited borrowing ability under the credit facility then in effect, the Company's Board of Directors discontinued payment of cash dividends on its Common Stock for periods subsequent to January 1, 1999, until the Board of Directors determines otherwise. Also due to the Company's previous operating losses and the Company's liquidity position, the Company has not declared or paid regular quarterly dividend of $.8125 on its outstanding Series 2 Preferred since June 15, 1999. In addition, the Company did not declare or pay the regular annual dividend of $12.00 on the Series B Preferred since 1999. No dividends or other distributions, other than dividends payable in Common Stock, shall be declared or paid, and no purchase, redemption or other acquisition shall be made, by the Company of or in connection with any shares of Common Stock until all cumulative and unpaid dividends on the Series 2 Preferred and Series B Preferred shall have been paid. As of the date of this report, the aggregate amount of unpaid dividends in arrears on the Company's Series 2 Preferred and Series B Preferred totaled approximately $5.6 million and $.7 million, respectively. The Company does not anticipate having funds available to pay dividends on its stock (Common or Preferred) for the foreseeable future. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for further discussion of the Company's payment of cash dividends. Also see Notes 3, 11 and 12 of Notes to Consolidated Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA

Years ended December 31,

2001	2000	1999	1998	1997
(Dollars in Thousands, except per share data)
Selected Statement of Operations Data:

Net sales (1) (2)		$336,630	$290,620	$254,236	$255,858	$251,948
Total revenues (1) (3)		$346,631	$296,250	$259,655	$261,756	$254,699
Interest expense (1)		$14,114	$15,377	$15,115	$14,504	$11,435

Income (loss) from continuing operations before extraordinary gain (charge)		$5,981	$(10,790)	$(31,646)	$2,439	$(8,755)
Net income (loss) (4)		$8,557	$6,195	$(49,767)	$(1,920)	$(23,065)
Net income (loss) applicable to common stock		$6,290	$3,424	$(52,995)	$(5,149)	$(26,294)
Income (loss) per common share:
Basic:
Income (loss) from continuing operations before extraordinary gain (charge)	$	..31	$(1.14)	$(2.95)	$(.07)	$(.93)

Net loss from discontinued operations		$-	$(.26)	$(1.53)	$(.35)	$(.75)
Net income (loss)		$.53	$.29	$(4.48)	$(.42)	$(2.04)
Diluted:
Income (loss) from continuing operations before extraordinary gain (charge)	$	..30	$(1.14)	$(2.95)	$(.07)	$(.93)
Net loss from discontinued operations		$-	$(.26)	$(1.53)	$(.35)	$(.75)
Net income (loss)		$.50	$.29	$(4.48)	$(.42)	$(2.04)
  Amounts are shown excluding balances related to Businesses disposed of and discontinued operations.
  Net sales for 2001 include $35.9 million associated with a subsidiary's operation of the Cherokee Facility acquired in October 31, 2000.
  Total revenues for 2001 include gains on sales of property and equipment of $6.6 million.
  Net income for 2001 and 2000 includes extraordinary gains on extinguishment of debt, net of income taxes of $2.6 million and $20.1 million, respectively.

ITEM 6. SELECTED FINANCIAL DATA (CONTINUED)(1)

Years ended December 31,
2001	2000	1999	1998	1997
(Dollars in thousands, except per share data)
Selected Balance Sheet Data:

Total assets	$178,985	$192,895	$188,635		$223,250		$244,600
Long-term debt, including current portion	$131,711	$136,005	$158,072		$150,506		$160,903
Redeemable preferred stock	$123	$139	$139		$139		$146
Stockholders' equity (deficit)	$(1,962)	$(9,442)	$(14,173)		$35,059		$44,496
Selected other data:
Cash dividends declared per common share	$-	$-	$-	$	..02	$	..06

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with a review of the Company's December 31, 2001 Consolidated Financial Statements, Item 6 "SELECTED FINANCIAL DATA" and Item 1 "BUSINESS" included elsewhere in this report.

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and disclosures of contingent liabilities. The more significant areas of financial reporting impacted by management's judgment, estimates and assumptions include the following:

Impairment of Long Lived Assets including Goodwill The Company has addressed the question of impairment related to its Chemical operations as a result of unfavorable operating results over the last several years. The Company has made an estimate of the future net cash flows associated with its Chemical facility in El Dorado, Arkansas. These estimates include the assumption that the Company will be able to achieve a gross margin from sales from this plant in the 7-10% range over the estimated remaining life of this facility of at least 15 years. The Company presently believes that it will be able to recover its net investment in its long lived assets associated with the Hallowell Facility for which its manufacturing license was revoked in February 2002; however, as discussed elsewhere, in this report, it is not presently known if the Company will be able to recover its net investment. The Company's belief is based on the Company's intent to continue to operate its non explosives business and its belief that it has a reasonable likelihood of obtaining a new license in the name of another operating subsidiary to resume its manufacture of explosives grade materials. If the Company is not successful in obtaining a new manufacturing license, it believes these assets can be sold at an amount in excess of its net carrying cost. Should the above assumptions not be achieved, a portion of the Company's net carrying cost of $59 million as of December 31, 2001 may be impaired in the near term.

Compliance with Long - Term Debt Covenants The revolving credit facility agreement of ClimaChem, Inc. and its subsidiaries ("ClimaChem") require that ClimaChem meet certain EBITDA and interest coverage ratios on a quarterly and/or annual basis. ClimaChem was in compliance with these covenants in 2001. ClimaChem's revolving credit agreement, for which outstanding borrowings aggregated $36.3 million as of December 31, 2001, requires ClimaChem and the Climate Control subsidiaries to maintain EBITDA of at least $21.35 million and $10 million, respectively, on a trailing twelve month basis measured quarterly. ClimaChem forecasts for 2002 indicate that

ClimaChem's operating results will be very close to this covenant in the second quarter of 2002. Should ClimaChem not achieve the minimum amount, the lender has the option of waiving the requirement or demanding payment. ClimaChem does not currently have the ability to fund such amount if they do not achieve the minimum requirements and repayment is demanded by the lenders.

Environmental and Regulatory Compliance The Company operates in the Chemical Business that is subject to specific Federal and state regulatory and environmental compliance laws and guidelines. The Company has developed policies and procedures related to environmental and regulatory compliance. The Company must continually monitor whether it has maintained compliance with such laws and regulations and the operating implications, if any, and amount of penalties, fines and assessments that may result from noncompliance. The Company believes it will be successful in addressing the Arkansas Department of Environmental Quality ("ADEQ") Wastewater Consent Order through various site modification projects currently underway and other projects acceptable to the ADEQ. The Company currently estimates that the site modification projects currently underway will cost approximately $2 to $3 million.

Contingencies The Company is a party to various litigation and other contingencies, the ultimate outcome of which is not presently known. These contingencies include a matter in which a former operating subsidiary of the Company has been notified of potential responsibility for clean up of a waste disposal site in Oklahoma. See Note 13 Commitments and Contingencies of Notes to Consolidated Financial Statements. Should the ultimate outcome of these contingencies be adverse and the Company be required to fund a significant judgment, that may represent an event of default under the ClimaChem's and LSB's revolving credit facilities and may adversely impact the Company's liquidity and capital resources.

Management's judgment and estimates in these areas are based on information available from internal and external resources at that time. Actual results could differ materially from these estimates and judgments, as additional information becomes known. The Company's significant accounting policies are discussed in greater detail in Note 2 of Notes to Consolidated Financial Statements.

OVERVIEW

GENERAL

The Company finances its working capital requirements for its wholly-owned subsidiary ClimaChem, Inc. ("ClimaChem") and its wholly-owned subsidiaries through borrowings under a $50 million credit facility with a lender (the "Working Capital Revolver Loan"). The Working Capital Revolver Loan matures in April 2005 and is secured by receivables, inventory and intangibles of all the ClimaChem entities other than El Dorado Nitric Co.

At October 15, 2001, Prime Financial Corporation ("Prime"), a subsidiary of the Company, had a note with an outstanding principal balance of $1,350,000 (the "Note") owed to SBL Corporation ("SBL"), a corporation wholly owned by the spouse and children of Jack E. Golsen, Chairman of the Board and President of the Company. The Company guaranteed payment of the Note under a limited guarantee and pledged 1,973,461 shares of the Company's common stock owned by Prime to the lender to secure its guarantee. In conjunction with the transaction discussed below, the number of shares of the Company's common stock pledged to the lender has been reduced to 973,461.

On October 18, 2001, the Company and Prime entered into an agreement (the "Agreement") whereby the Company issued to SBL 1,000,000 shares of a newly created series of Series D Convertible Preferred Stock in the Company ("Series D Preferred Stock") as payment of $1,000,000 against the Note, with each share of Series D Preferred Stock having, among other things, .875 votes and voting as a class with the Company's common stock, a liquidation preference of $1.00 per share, cumulative dividends at the rate of six percent (6%) per annum, and convertibility, at any time at the option of the holder, into the Company's common stock on the basis of four shares of Preferred Stock into one share of common stock. Dividends on the Series D Preferred Stock will be paid only after accrued and unpaid dividends are paid on the Company's Series 2 $3.25 Preferred Stock. At December 31, 2001, $350,000 remains outstanding under the Note which is payable on demand. The Company also reduced its limited guarantee to such lender to $350,000.

During the year ended December 31, 2001, the Company repurchased Senior Unsecured Notes having a face value of approximately $4.7 million and recognized a gain of approximately $2.6 million before income taxes.

Due to certain alleged violations of explosives storage and related regulations in February 2002, the government regulator of explosives companies, Bureau of Alcohol, Tobacco and Firearms ("BATF"), has issued an order revoking the manufacturing license of Slurry Explosive Corporation, a subsidiary of the Company, for its Hallowell, Kansas facility to produce certain explosives products. The license revocation order was upheld by an administrative law judge after an administrative trial. Slurry is currently reviewing its legal alternatives regarding the license revocation. In addition, Slurry and the Company have received a grand jury subpoena from the U.S. Attorney's office of Wichita, Kansas requesting business records of Slurry. Slurry is complying with such subpoena. A different subsidiary of the Company in the explosive business has filed an application with the BATF to obtain a manufacturing license for the Hallowell Facility. There is no assurance that the subsidiary will be able to obtain such license. Since February 2002, Slurry continued to manufacture other explosive products at its Hallowell Facility not impacted by the license revocation. The Company has other production facilities where it can produce these explosives products to service its customers. It is not presently known whether the Company will be allowed to resume use of all of its long-lived asset (net book value of $2.7 million as of December 31, 2001) and be able to fully realize its remaining non-explosives inventory amounting to $1.7 million as of December 31, 2001. The ultimate outcome of this matter is not presently known. For the year ended December 31, 2001 the Company recognized a loss of $250,000 related to inventory existing at December 31, 2001, not presently expected to be recovered. The estimate of ultimate loss associated with this matter may change in the near term and such amount may be material. Slurry's sales for the years ended December 31, 2001, 2000 and 1999 were approximately $21.8, $18.2 and $15.8 million, respectively, which were approximately 6% of consolidated net sales for each such year.

The Company's Financial Statements reflect the Automotive Products Business as a discontinued operation for all periods presented. As a result, the Automotive Products Business is not presented as a reportable segment. Certain statements contained in this overview are forward-looking statements, and future results could differ materially from such statements. The following table contains certain of the information from Note 20 of Notes to the Company's Consolidated Financial Statements about the Company's operations in different industry segments for each of the three years in the period ended December 31, 2001.
2001	2000	1999
(In thousands)
Net sales:
Businesses continuing:
Chemical (1)	$191,780	$149,639	$128,154
Climate Control	138,435	130,574	117,055
Other (2)	6,415	10,407	9,027
	336,630	290,620	254,236
Business disposed of - Chemical (3)	-	-	7,461
	$336,630	$290,620	$261,697

Gross profit: (4)
Businesses continuing:
Chemical	$17,564	$15,240	$13,532
Climate Control	37,890	34,475	35,467
Other	1,877	2,839	1,757
	$57,331	$52,554	$50,756
Operating profit (loss) : (5)
Businesses continuing:
Chemical	$5,901	$1,877	$1,325
Climate Control	12,500	10,961	9,751
	18,401	12,838	11,076
Business disposed of - Chemical (3)	-	-	(1,632)
	18,401	12,838	9,444

General corporate expense and otherbusiness operations, net	(7,554)	(4,721)	(10,956)
Interest expense:
Business disposed of (3)	-	-	(326)
Businesses continuing	(14,114)	(15,377)	(15,115)
Loss on business disposed of	-	-	(1,971)
Gains on sales of property and equipment	6,615	-	-
Benefit from termination of (provision for loss on) firm sales and purchase commitments - Chemical	2,688	(3,395)	(8,439)
Provision for impairment on long-lived assets - Chemical	-	-	(4,126)
Income (loss) from continuing operations before provision for income taxes and extraordinary gain	$6,036	$(10,655)	$(31,489)

Total assets:
Businesses continuing:
Chemical	$103,774	$109,672	$93,482
Climate Control	61,143	65,516	65,521
Corporate assets and other	14,068	17,707	29,632
Total assets	$178,985	$192,895	$188,635

(1)	Chemical net sales for the year ended December 31, 2001 include approximately $35.9 million associated with a subsidiary's operation of the Cherokee Facility acquired on October 31, 2000.

(2)	Excludes intersegment sales to Climate Control of $371,000, $757,000 and $1,076,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

(3)	In August 1999, the Company sold substantially all the assets of its wholly owned Australian subsidiary. The operating results have been presented separately in the above table.

(4)

Gross profit by industry segment represents net sales less cost of sales. Chemical gross profit for the year ended December 31, 2001 includes a gross profit of approximately $1.1 million associated with the Cherokee Facility as discussed above.

(5)

Operating profit (loss) by industry segment represents revenues less operating expenses before adding or deducting general corporate expense and other business operations, interest expense, loss on business disposed of, gains on sales of property and equipment, benefit from termination of (provision for loss on) firm sales and purchase commitments, impairment on long-lived assets in 1999 and before income taxes and extraordinary gains on extinguishment of debt in 2001 and 2000. Chemical operating profit for the year ended December 31, 2001 includes an operating loss of approximately $.1 million associated with the Cherokee Facility as discussed above.

CHEMICAL BUSINESS

The Company's Chemical Business manufactures three principal product lines that are derived from anhydrous ammonia: (1) fertilizer grade ammonium nitrate and urea ammonia nitrate for the agricultural industry, (2) explosive grade ammonium nitrate and solutions for the mining industry and (3) concentrated, blended and regular nitric acid for industrial applications. In addition, the Company also produces sulfuric acid for commercial applications primarily in the paper industry.

 In June 2001, the Company reached an agreement with its supplier of anhydrous ammonia whereby the former long-term purchase commitment was terminated effective June 30, 2001. Under the new agreement, the Chemical Business will purchase 100% of its requirements of purchased ammonia at market price plus transportation to the Chemical Business Facility in El Dorado, Arkansas through December 2002.

On October 31, 2000, subsidiaries of the Company, which are not subsidiaries of ClimaChem, acquired a chemical plant for the purpose of indirectly expanding its geographical marketing area. This plant, located at Crystal City, Missouri ("Crystal City Plant"), was shut down concurrent with the purchase thereof. In July 2001, the Crystal City Plant was dismantled for parts and the land sold to a third party.

On November 1, 2001, El Dorado Chemical Company ("EDC") concluded the sale of a significant portion of its explosives distribution assets to a customer ("Customer") and one of its affiliates ("Affiliate").

Effective October 1, 2001, the Company's subsidiary, Cherokee Nitrogen Company ("CNC") entered into a long term cost-plus supply agreement with the Affiliate. Under this contract, CNC will supply to the Affiliate its requirements of 83% ammonium nitrate solution from CNC's Cherokee, Alabama manufacturing plant for a term of no less than five (5) years.

On November 1, 2001, EDC entered into a long term cost-plus industrial grade ammonium nitrate supply agreement ("Supply Agreement") with the Customer. Under the Supply Agreement, EDC will supply from it's El Dorado, Arkansas plant approximately 200,000 tons of industrial grade ammonium nitrate per year, which is approximately 90% of the plant's manufacturing capacity for that product, for a term of no less than five (5) years. In addition to the industrial grade ammonium nitrate products, EDC's Arkansas plant has manufacturing capacity for approximately 250,000 tons per year of agricultural grade ammonium nitrate products, 90,000 tons per year of concentrated nitric acid, and 100,000 tons per year of sulfuric acid.

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

As of December 31, 2001, the backlog of confirmed orders for the Climate Control Business decreased to approximately $22 million from approximately $26.7 million at December 31, 2000. This decrease in backlog was primarily due to an influx of orders late in the third quarter of 2000. These orders represented a combination of models including engineered-to-order products which required an increased lead-time for production. As of the date of this report, the Climate Control Business had released substantially all of the December 31, 2001 backlog to production. All of the December 31, 2001 backlog is expected to be filled by December 31, 2002. See "Special Note Regarding Forward-Looking Statements."

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

REVENUES

Total revenues for 2001 and 2000 were $346.6 million and $296.3 million, respectively (an increase of $50.3 million). Sales increased $46 million, gain on sales of property and equipment increased $6.6 million and other income decreased $2.3 million. The gains on sales of property and equipment include the sale of the Crystal City Plant site and a significant portion of its explosives distribution assets. The Crystal City Plant site was sold and the Company recognized a gain on this sale of $3.3 million. The explosives distribution sites were sold and the Company recognized a gain on this sale of $2.7 million. Other income for 2001 includes recovery of $1.1 million of precious metals used in the manufacturing process of the Chemical Business and the recognition of $.5 million from the recovery of property insurance. Other income for 2000 includes the recapture of prior period provision for loss on advances of $1.6 million, the Company's equity interest in an unconsolidated joint venture of $.7 million, $.6 million of interest income, gain on sale of equity securities of an unrelated entity of $.4 million, $.3 million of income from oil and gas properties and rental income of $.3 million.

NET SALES

Consolidated net sales included in total revenues for 2001 were $336.6 million, compared to $290.6 million for 2000, an increase of $46 million. Approximately $28.8 million of this increase in sales resulted from the Cherokee Facility acquired in October 2000. The remaining increase resulted from: (i) increased sales of $18.2 million relating to agricultural and explosives products in the Chemical Business due, in part, from increased customer demand and higher sales prices and (ii) increased sales of $7.9 million in the Climate Control Business due primarily from an increase in customer demand relating to heat pump products and the increase in sales of new products and services introduced in 2001 and 2000. This increase in sales was partially offset by an elimination of certain products in the Climate Control Business.

GROSS PROFIT

Consolidated gross profit was $57.3 million or 17% as a percentage of net sales in 2001 compared to $52.6 million or 18.1% in 2000. The increase in gross profit was due to the increased sales. The reduction in consolidated gross profit as a percent of sales was the result of lower profit margins in the Chemical Business due primarily to increased raw material costs resulting, in part, from the extremely high cost of natural gas in late 2000 and the first two quarters of 2001 and competitive pressures on sales prices of agricultural products. This decrease as a percent of net sales was partially offset by improved margins of the heat pump and certain other products in the Climate Control Business.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses as a percent of net sales for 2001 were 14.4% compared to 16.4% for 2000. This percentage decrease is primarily the result of higher sales in the Chemical Business without a comparable increase in expenses, a reduction in bad debt expense, lower expenses relating to the elimination of certain products in the Climate Control Business and other business operations and the amortization of negative goodwill resulting from the newly acquired Cherokee Facility. This percentage decrease was offset, in part, by expenses relating to start-up operations beginning in 2001 and 2000, increase in insurance costs, increase in incentive compensation and expenses incurred relating to the Working Capital Revolver Loan.

INTEREST EXPENSE

Interest expense was $14.1 million for 2001, compared to $15.4 million for 2000. The decrease of $1.3 million primarily resulted from the reduced debt outstanding resulting from the repurchase of the Senior Unsecured Notes during 2001 and 2000 and lowered interest rates offset, in part, by the increase in borrowings from the Working Capital Revolver Loan.

OTHER EXPENSE

Other expense for 2001 and 2000 was $1.4 million and $2.3 million, respectively. Other expense for 2001 includes approximately $.3 million of estimated losses relating certain alleged violations of explosives storage and related regulations (See discussion in Item I of Part I "Business-General"), expenses incurred due to mark-to-market adjustments relating to the exchange-traded futures contracts for metals used in the Climate Control Business of approximately $.2 million and financing fees of approximately $.2 million relating to extending the maturity of the former revolving credit facility. Other expense for 2000 includes (i) approximately $.6 million in costs incurred by the Company in attempts to renegotiate the terms and conditions of the Indenture related to the Senior Unsecured Notes of a subsidiary of the Company, (ii) a provision for a litigation settlement of $.6 million, and (iii) start up costs of approximately $.2 million associated with a new subsidiary in the Climate Control Business.

 BENEFIT FROM TERMINATION OF (PROVISION FOR LOSS ON) FIRM SALES AND PURCHASE COMMITMENTS

The Company had a gain of approximately $2.7 million from the termination of firm purchase commitments for the year ended December 31, 2001 compared to a provision for loss on firm sales and purchase commitments of $3.4 million for the year ended December 31, 2000. In June 2001, the Company reached an agreement with its supplier of anhydrous ammonia whereby the former long-term purchase commitment was terminated effective June 30, 2001. Under the new agreement, the Chemical Business will purchase 100% of its requirements of purchased ammonia at market price plus transportation to the Chemical Business Facility in El Dorado, Arkansas through December 2002. As consideration to terminate the prior above market priced take-or-pay purchase commitment which provided, among other things, for a market price based on natural gas and required minimum monthly purchase volumes, the Chemical Business agreed to pay the supplier a one-time settlement fee. The remaining accrued liability associated with the above-market purchase commitment, net of the one-time settlement fee, was eliminated resulting in a gain on termination of the purchase commitment of $2.3 million. Also the supplier agreed to refund the Chemical Business up to $.7 million contingent on minimum monthly purchase volumes that are expected to occur through April 2002. Therefore the Chemical Business recognized an additional gain on termination of the purchase commitment of $.4 million for the year ended December 31, 2001. See discussion in Note 17 of the Notes to Consolidated Financial Statements.

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EXTRAORDINARY GAIN

The Company had income from continuing operations before income taxes and extraordinary gain of $6 million for 2001 compared to a loss of $10.7 million for 2000, an improvement of $16.7 million. Included in the 2001 income was a $6.6 million gain from sales of property and equipment as discussed above. Also included in 2001 income was an increase in gross profit resulting from increased sales and benefit from termination of firm purchase commitment recognized in 2001 compared to a loss incurred in 2000.

PROVISION FOR INCOME TAXES

As a result of the Company's net operating loss carry-forward for income tax purposes as discussed elsewhere herein and in Note 9 of Notes to Consolidated Financial Statements, the provisions for income taxes associated with continuing operations in 2001 and 2000 were related to current state income taxes.

EXTRAORDINARY GAIN

During the years ended December 31, 2001 and 2000, the Company repurchased Senior Unsecured Notes having a face value of approximately $4.7 million and $29.7 million, respectively, and recognized a gain of approximately $2.6 million and $20.1 million, net of income taxes, respectively.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

REVENUES

Total revenues of Businesses continuing for 2000 and 1999 were $296.3 million and $259.7 million, respectively (an increase of $36.6 million). Sales increased $36.4 million and other income increased $.2 million. Other income for 2000 includes the recapture of prior period provision for loss on advances of $1.6 million, the Company's equity interest in an unconsolidated joint venture of $.7 million, $.6 million of interest income, gain on sale of equity securities of an unrelated entity of $.4 million, $.3 million of income from oil and gas properties and rental income of $.3 million.

NET SALES

Consolidated net sales of Businesses continuing included in total revenues for 2000 were $290.6 million, compared to $254.2 million for 1999, an increase of $36.4 million. This increase in sales resulted principally from: (i) increased sales in the Chemical Business of $21.5 million from increased sales volumes of agricultural, explosive, and industrial acid products due in part to the completion of the nitric acid plant in Baytown, Texas in May 1999 and the acquisition of the Cherokee Plant and improved sales prices of certain agricultural products, (ii) increased sales in the Climate Control Business of $13.5 million due primarily from an increase in foreign sales, variation in product sales mix, increased customer demand and the expansion of new products and services, and (iii) increased sales in the other business operations due to an increase in sales of machine tools.

GROSS PROFIT

Gross profit of Businesses continuing as a percent of net sales was 18.1% for 2000, compared to 20.0% for 1999. The decrease in the gross profit percentage was the result of lower profit margins in the Chemical and Climate Control Business caused primarily from (i) increased raw material costs relating to certain explosive and industrial acid products and increased sales volume of explosive products with lower margins relating to the Chemical Business, and (ii) increased material and labor costs relating to a new heat pump product line, start up costs of the new large air handler business, lower gross margins caused by competitive pressures and variation in product sales mix relating to the Climate Control Business. This decrease was partially offset by (i) improved gross margins relating to certain agricultural products relating to the Chemical Business, and (ii) improved profit margins of machine tools relating to the other business operations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses as a percent of net sales from Businesses continuing for 2000 were 16.4% compared to 20.3% for 1999. This decrease is primarily the result of higher sales without a comparable increase in expenses; however, SG&A expenses are lower due to strategic efforts to reduce SG&A expenses relating to other business operations, a decrease in depreciation and amortization expenses, a reduction in advertising and research and development expenditures, and legal expenses incurred in 1999 relating to a project in Mexico not recurring in 2000. The decrease was partially offset by an increase in SG&A expenses relating to new start-up operations during 1999 and 2000.

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

PROVISION FOR LOSS ON FIRM SALES AND PURCHASE COMMITMENTS

The Company had a provision for loss on firm sales and purchase commitments of $3.4 million and $8.4 million for the years ended December 31, 2000 and 1999, respectively. See discussion in Note 17 of the Notes to Consolidated Financial Statements.

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

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EXTRAORDINARY GAIN

The Company had a loss from continuing operations before income taxes and extraordinary gain of $10.7 million for 2000 compared to a loss of $31.5 million for 1999. Approximately $5.0 million of the reduced loss of $20.8 million was due to the difference in loss provision on firm sales and purchase commitments, approximately $4.1 million was due to the provision for impairment on long-lived assets in 1999, and approximately $3.9 million was due to losses relating to the business disposed of in 1999. The remainder of the improvement was primarily due to increased gross profit of the Chemical Business and other business operations which was partially offset by decreased gross profit of the Climate Control Business and the decrease in other expenses as described above. Also SG&A expenses decreased but were partially offset by increased interest expense and decreased other income as described above.

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

DISCONTINUED OPERATIONS

On April 5, 2000 the Board of Directors approved a plan of disposal of the Company's Automotive Products Business ("Automotive") which was completed on

May 4, 2000. Automotive is reflected as discontinued operations for all periods presented. An estimate of the net loss from discontinued operations of Automotive for the phase-out period beginning January 1, 2000 through May 4, 2000 (closing date) was accrued for at December 31, 1999. The net loss from discontinued operations for the year ended December 31, 2000 related to the expected performance by the Company on certain debt guarantees of Automotive and the ultimate operating loss of Automotive through May 2000. See discussion in Note 4 of the Notes to Consolidated Financial Statements for further information.

Following the sale of Automotive, the Company remained a guarantor on certain of Automotive's indebtedness. In the fourth quarter of 2000, the Company was required to perform on certain of the equipment note guarantees and in 2001, was required to fund its $1.0 million guaranty on DLT's revolving credit agreement. The Company acquired certain of this debt from the original lender and in other situations, negotiated revised terms. The Company recognized its obligations under the guaranties as of December 31, 2000 in the amount of $4.3 million and recognized a loss in the amount of $2.6 million which represents the Company's estimate of ultimate loss, net of the collateral value of approximately $1.7 million. This loss, and that associated with the final adjustment for 2000 operations from the amount accrued as of December 31, 1999, was included in the 2000 net loss from discontinued operations. See discussion in Note 13 of the Notes to Consolidated Financial Statements for further information.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW FROM OPERATIONS

Historically, the Company's primary cash needs have been for operating expenses, working capital and capital expenditures. The Company has financed its cash requirements primarily through internally generated cash flow, borrowings under its revolving credit facilities, and secured equipment financing.

As previously discussed in this report, due to certain alleged violations of explosives storage and related regulations in February 2002, the Bureau of Alcohol, Tobacco and Firearms ("BATF") issued an order revoking the manufacturing license of Slurry Explosive Corporation for its Hallowell, Kansas facility to produce certain explosives products. However, a different subsidiary of the Company in the explosives business has filed an application with the BATF to obtain a manufacturing license for the Hallowell, Kansas facility. See "Business General", "Legal Proceedings", and "Overview General" of this "Management's Discussion and Analysis of Financial Condition and Results of Operations". Because the ultimate outcome of this matter is not presently known, the Company cannot estimate the effects on its future cash flow from operations. However, although the Company does not believe that such effect will be material, there are no assurances that the revocation will not have a material adverse effect on the Company's cash flow from operations.

Net cash provided by operating activities for the year ended December 31, 2001 was $.7 million, after certain non-cash and working capital adjustments. The decrease in receivables is primarily due to: (i) a decrease in sales prices of certain chemical products during the fourth quarter of 2001 compared to the fourth quarter of 2000 primarily due to the extremely high cost of natural gas in 2000, (ii) the elimination of certain products in the

Climate Control Business and other business operations and (iii) the timing of collections. This decrease was partially offset by improved sales of explosives products in the Chemical Business and heat pump and certain new products in the Climate Control Business. The increase in supplies and prepaid items is primarily due to the increase in precious metals used in the Chemical Business. The decrease in accounts payable is primarily due to: (i) the timing of payments, (ii) a decrease in the number of days outstanding and (iii) the elimination of certain products in the Climate Control Business and other business operations. This decrease was partially offset by increased production of certain products in the Chemical and Climate Control Businesses. The net decrease in accrued and other non-current liabilities is primarily due to: a decrease in the amount of deposits held by the Chemical Business, (ii) payments on certain equipment note guarantees of the Company's former automotive products business and (iii) the reduction in accrued shut-down costs relating to the Crystal City Plant that was sold in 2001. This decrease was partially offset by (i) the increase in deferred income relating to the exercise of an option and related sale of the building in which Climate Master, Inc. builds its products, (ii) increase in a deferred lease payment and (iii) increase in billings in excess of costs and estimated earnings on uncompleted contracts in the Climate Control Business.

CASH FLOW FROM INVESTING AND FINANCING ACTIVITIES

Net cash provided by investing activities for the year ended December 31, 2001 included the proceeds from sales of property and equipment of $8.6 million including the sale of the Crystal City Plant and a significant portion of the Company's explosives distribution business. This cash provision was partially offset by $7.4 million for capital expenditures, cash deposited in escrow of $.4 million and an increase in other assets of $.7 million. The capital expenditures were primarily for the benefit of the Chemical Business to enhance production and product delivery capabilities.

Net cash used in financing activities included payments on long-term and other debt of $8.3 million and the acquisition of the Senior Unsecured Notes for $2.1 million. These financing disbursements were partially offset by long-term and other borrowings of $3.9 million and the net increase in revolving debt facilities of $3.2 million.

OBLIGATIONS AND COMMITMENTS

In the normal course of business, the Company enters into contracts, leases and borrowing arrangements. The Company has no debt guarantees for unrelated parties. In connection with a series of agreements with Bayer Corporation to supply nitric acid on a cost plus basis, a subsidiary of ClimaChem has entered into a 10 year leveraged lease in July 1999 that requires minimum future net lease rentals of approximately $64 million. The lease payments are includable costs in the cost plus agreements. These lease rentals are made monthly with one annual payment each December representing a majority of that due for the year. The Company's ability to perform on this lease commitment is contingent upon Bayer's performance under the related purchase agreement.

The Company's commitments and obligations as of December 31, 2001, are summarized in the following table:

Year Due
Type of Obligation	Total	2002	2003	2004	2005	2006	Thereafter

(in thousands)
Long-term debt	$131,711	$43,696	(1)	$3,929	$3,918	$1,527	$2,523	$76,118

Leveraged lease-Bayer Project	64,039	7,665		7,666	13,001	2,250	8,175	25,282

Other operating leases	11,733	1,855		1,600	1,324	1,019	780	5,155

Purchase commitments	8,145	949		949	949	949	949	3,400
	$215,628	$54,165		$14,144	$19,192	$5,745	$12,427	$109,955

(1) The Working Capital Revolver Loan is not due by its terms until April 2005; however, agreement contains a subjective acceleration clause based on a material adverse change in operating results for financial condition and is therefore classified as due within one year in the accompanying consolidated balance sheet.

SOURCE OF FUNDS

The Company is a diversified holding company and, as a result, depends on credit agreements and its ability to obtain funds from its subsidiaries in order to pay its debts and obligations.

The Company's wholly-owned subsidiary, ClimaChem, Inc., through its subsidiaries, owns substantially all of the Company's Chemical and Climate Control Businesses. ClimaChem and its subsidiaries depend on credit agreements with lenders and internally generated cash flow in order to fund their operations and pay their debts and obligations.

The Company finances its working capital requirements for ClimaChem and its subsidiaries through borrowings under a $50 million credit facility with a lender (the "Working Capital Revolver Loan"). The Working Capital Revolver Loan provides for advances based on specified percentages of eligible accounts receivable and inventories of ClimaChem and its subsidiaries and accrues interest at a base rate (generally equivalent to the prime rate) plus 2% or LIBOR plus 4.5%. Interest is due monthly. The Working Capital Revolver Loan matures in April 2005 and is secured by receivables, inventories and intangibles of all the ClimaChem entities other than El Dorado Nitric Co. and its subsidiaries ("EDNC"). EDNC is neither a borrower nor guarantor of the Working Capital Revolver Loan. The Working Capital Revolver Loan requires ClimaChem to meet certain financial covenants on a quarterly and/or annual basis. The Working Capital Revolver Loan requires that ClimaChem's excess availability, as defined, equal an amount not less than $3.8 million, on each interest payment date, after giving effect to the interest payment due under ClimaChem's 10 3/4% Senior Unsecured Notes. The terms of the Working Capital Revolver require that the $3.8 million reserve and the interest amount be reserved against borrowing availability periodically during the six months between semi-annual interest payment dates. See Note 8 of Notes to Consolidated Financial Statements.

As of December 31, 2001, ClimaChem had borrowing availability under the Working Capital Revolver Loan of $6.8 million. The effective interest rate under the Working Capital Revolver Loan was 6.75%. Borrowings under the Working Capital Revolver Loan outstanding at December 31, 2001 were $36.3 million. The annual interest on the outstanding debt under the Working Capital Revolver Loan at December 31, 2001, at the rates then in effect, would approximate $2.6 million annually.

Summit Machine Tool Manufacturing Corp., ("Summit"), a subsidiary of the Company, that is not a subsidiary of ClimaChem, finances its Working Capital requirement through borrowings under a Credit facility  with a different lender than ClimaChem's lender, which was scheduled to mature on April 1, 2002. In March 2002, Summit entered into an amendment to the Agreement ("the Agreement"). The Agreement provides an initial revolving line of credit of $1.2 million. Effective May 1, 2002 and on the first day of each calendar month thereafter, until the maturity of the Agreement, April 1, 2003, the line of credit limit is to be reduced $50,000 monthly. The Agreement requires monthly payments of interest which accrue based on the lender's prime rate plus 7%. Summit may terminate the Agreement with proper notice without premium or penalty. The Company guarantees the Agreement. As of the date of this report Summit's outstanding borrowings under the Agreement were approximately $1.0 million.

As of December 31, 2001, the Company has outstanding $70.6 million in

Senior Unsecured Notes which require a semi-annual interest payment of $3.8 million on June 1 and December 1, 2002.

ClimaChem is restricted as to the funds that it may transfer to the Company under the terms contained in an Indenture ("Indenture") covering the Senior Unsecured Notes issued by ClimaChem and the Working Capital Revolver Loan. Under the terms of the Indenture between ClimaChem, the guarantors and the trustee relating to the Senior Unsecured Notes, ClimaChem is permitted to distribute or pay in the form of dividends and other distributions to the Company in connection with ClimaChem's outstanding equity securities or loans, (a) advances or investments to any person (including the Company), up to 50% of ClimaChem's consolidated net income for the period (taken as one accounting period), commencing on the first day of the first full fiscal quarter commencing after the Issue Date of the Senior Unsecured Notes to and including the last day of the fiscal quarter ended immediately prior to the date of said calculation (or, in the event consolidated net income for such period is a deficit, then minus 100% of such deficit), plus (b) the aggregate net cash proceeds received by ClimaChem from the sale of its capital stock. This limitation will not prohibit (i) payment to the Company under a Services Agreement, Management Agreement and a Tax Sharing Agreement, or (ii) the payment of any dividend within 60 days after the date of its declaration if such dividend could have been made on the date of such declaration. ClimaChem did not declare and pay to the Company a dividend during 2001.

 For the year ended December 31, 2001, approximately $1.2 million of management fees were earned by LSB under the Management Agreement; however, this amount was not paid to LSB since ClimaChem's Working Capital Revolver Loan restricted payment due to the operating results. It is possible that ClimaChem could pay up to $1.8 million, plus Consumer Price Index adjustments, of management fees to the Company in 2002 (if ClimaChem has earnings before interest, income taxes, depreciation and amortization ("EBITDA") in excess of $26 million, as defined by ClimaChem's Working Capital Revolver Loan for the year).

Due to the Company's and ClimaChem previous operating losses and limited borrowing ability under the credit facility then in effect, the Company discontinued payment of cash dividends on its Common Stock for periods subsequent to January 1, 1999, until the Board of Directors determines otherwise. As of the date of this report, the Company has not paid the regular quarterly dividend of $.8125 on its outstanding $3.25 Convertible Exchangeable Class C Preferred Stock Series 2 ("Series 2 Preferred") since June 15, 1999, totaling approximately $5.6 million. In addition, the Company did not declare and pay the regular annual dividend of $12.00 on the Series B Preferred since 1999, totaling approximately $.7 million. The Company does not anticipate having funds available to pay dividends on its stock for the foreseeable future.

Effective October 1, 2001, the Company's subsidiary, Cherokee Nitrogen Company ("CNC") entered into a long term cost-plus solution supply agreement with a customer that is an affiliate of the customer discussed below. Under this contract, CNC will supply to this customer its requirements of 83% ammonium nitrate solution from CNC's Cherokee, Alabama manufacturing plant for a term of no less than five (5) years.

On November 1, 2001, the Company's subsidiary, El Dorado Chemical Company ("EDC") entered into a long-term cost-plus industrial grade ammonium nitrate supply agreement ("Supply Agreement") with a customer. Under the Supply

Agreement, EDC will supply from it's El Dorado, Arkansas plant approximately 200,000 tons of industrial grade ammonium nitrate per year, which is approximately 90% of the plant's manufacturing capacity for that product, for a term of no less than five (5) years. Although the execution of this supply agreement will limit the upside potential of the Company's explosive's manufacturing product line, it is expected to provide significant and consistent throughput for the El Dorado Plant and a more constant operating margin.

Management's plan for 2002 anticipates a relatively stable business environment for the Climate Control Business. Based upon the projected order level, it is expected to continue to report positive results.

Management's plan for its Chemical Business is to increase the production level at the El Dorado, Arkansas, plant facility and the Cherokee, Alabama, plants at near practical capacity, improving the 2002 fixed cost absorption and operating results compared to 2001.

The 2002 production level for Industrial Grade Ammonium Nitrate ("IGAN") at the El Dorado plant facility is planned at or near full capacity, the same as in 2001. However, the production level for Agricultural Grade Ammonium Nitrate ("AGAN") is planned at a significantly higher level (50%) in 2002 than in 2001. If the planned production level is achieved, it would be close to the plants practical full capacity for AGAN. The increased production plan is based upon Management's assessment of the amount of competitive product available in the Chemical Business agricultural market in the spring of 2002, compared to the same period in 2001. As a result of less competitive AGAN product in the market, and an expanded geographical market due to competitor's plant closings, management believes that the higher sales volume measured in units can be achieved. Sales dollars and related cost of sales will be lower in 2002 since the unit cost of the plant's feed stock, anhydrous ammonia, is lower and the unit sales price is likewise lower than in the prior year.

The Company has planned capital expenditures for 2002 of approximately $5 million, but such capital expenditures are dependent upon obtaining acceptable financing. The Company will make these expenditures if there is sufficient working capital or available financing. As discussed in Note 13 of Notes to Consolidated Financial Statements, the wastewater program is not yet finally determined but is currently expected to require future capital expenditures of approximately $2 to $3 million over a period of years. Discussions for securing financing are currently underway.

Finally, while there are no assurances that the Company will be successful, ClimaChem, Inc. ("ClimaChem"), a wholly owned subsidiary of the Company, has negotiated a term sheet with an investor who has a majority block of the ClimaChem 10 3/4% Senior Notes due 2007 (the "Senior Unsecured Notes"). The term sheet provides that, subject to numerous conditions and agreements which are to be determined, affiliates of the investor will make loans to ClimaChem (the "Loans"). If the Loans are made, ClimaChem will use the funds to repurchase certain Senior Unsecured Notes at a substantial discount from face value, to pay the closing fees and expenses incurred in connection with the Loans, and to fund a cash collateral account. The Loans, if made, would be secured by certain assets of the Company and certain of its subsidiaries. Should the closing occur, the Company is to grant to the investor warrants to purchase up to 4.99% of the Company's outstanding common stock, at a nominal price, which warrants shall have a ten year exercise period. The Company currently has a total of approximately twelve million shares of common stock issued and outstanding. The making of the Loans is subject to, among other things, negotiation and execution of definitive agreements, approval by the credit committee of the parties making the Loans, completion of the investors due diligence, approval of ClimaChem's working capital lender, and elimination of certain provisions contained in the Indenture covering the Senior Unsecured Notes.

The Company presently believes it can maintain compliance with the covenants of its working capital revolving credit facilities, successfully execute the above plan for 2002 and meet its obligations as they come due; however, there are no assurances to that effect. If the Company does not maintain compliance with the financial or other covenants of its working capital revolving facilities, does not achieve its plan for 2002, or other adverse unforeseen events occur in 2002, it is reasonably possible that the Company may not be able to meet its obligations as they come due. See "Special Note Regarding Forward-Looking Statements".

DEBT CONVERSION AND GUARANTEE

At October 15, 2001, Prime Financial Corporation ("Prime"), a subsidiary of the Company, had a note with outstanding principal balance of $1,350,000 (the "Note") owed to SBL Corporation ("SBL"), a corporation wholly owned by the spouse and children of Jack E. Golsen, Chairman of the Board and President of the Company. The Company guaranteed payment of the Note under a limited guarantee and pledged 1,973,461 shares of the Company's common stock owned by Prime to the lender to secure its guarantee. In conjunction with the transaction discussed below, the number of shares of the Company's common stock pledged to the lender has been reduced to 973,461.

On October 18, 2001, the Company and Prime entered into an agreement (the "Agreement") whereby the Company issued to SBL 1,000,000 shares of a newly created series of Series D Convertible Preferred Stock in the Company ("Series D Preferred Stock") as payment of $1,000,000 against the Note, with each share of Series D Preferred Stock having, among other things, .875 votes and voting as a class with the Company's common stock, a liquidation preference of $1.00 per share, cumulative dividends at the rate of six percent (6%) per annum, and convertibility into LSB common stock on the basis of four shares of Preferred Stock into one share of common stock. Dividends on the Series D Preferred Stock will be paid only after accrued and unpaid dividends are paid on the Company's Series 2 $3.25 Preferred Stock. At December 31, 2001, there was $5.1 million in accrued but unpaid dividends due on the Series 2 $3.25 Preferred Stock. At December 31, 2001, $350,000 remains outstanding under the Note which is payable on demand. The Company also reduced its limited guarantee to such lender to $350,000. See discussion in Item 5 of Part II "Market For The Company's Common Equity And Related Stockholder Matters-Sale Of Unregistered Securities".

AVAILABILITY OF COMPANY'S LOSS CARRY-OVERS

The Company's cash flow in future years may benefit from its ability to use net operating loss ("NOL") carry-overs from prior periods to reduce the federal income tax payments which it would otherwise be required to make with respect to income generated in such future years. Such benefit, if any, is dependent on the Company's ability to generate taxable income in future periods, for which there is no assurance. Such benefit, if any, will be limited by the Company's reduced NOL for alternative minimum tax purposes, which was approximately $38 million at December 31, 2001. As of December 31, 2001, the Company had available regular tax NOL carry-overs of approximately $66 million based on its federal income tax returns as filed with the Internal Revenue Service for taxable years through 2000 and its estimated Federal taxable income for the year 2001. There are no regular tax NOLs that expire in 2002. Due to its recent history of reporting net losses, the Company has established a valuation allowance on a portion of its NOLs and thus has not recognized the full benefit of its NOLs in the accompanying Condensed Consolidated Financial Statements.

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

CONTINGENCIES

The Company has several contingencies that could impact its liquidity in the event that the Company is unsuccessful in defending against the claimants. Although management does not anticipate that these claims will result in substantial adverse impacts on its liquidity, it is not possible to determine the outcome. See "Business", "Legal Proceedings" and Note 13 of Notes to Consolidated Financial Statements for a discussion as to certain possible contingencies involving the sale of the Automotive Business. The preceding sentence is a forward-looking statement that involves a number of risks and uncertainties that could cause actual results to differ materially.

 ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

GENERAL

The Company's results of operations and operating cash flows are impacted by changes in market interest rates and changes in market prices of anhydrous ammonia and natural gas. The Company's Chemical Business buys substantial quantities of anhydrous ammonia and natural gas as feed stock for use in manufacturing processes generally at spot market prices. At December 31, 2001, the Company held no derivative instruments. All information is presented in U.S. dollars.

INTEREST RATE RISK

The Company's interest rate risk exposure results from its debt portfolio which is impacted by short-term rates, primarily prime rate-based borrowings from commercial banks, and long-term rates, primarily fixed-rate notes, some of which prohibit prepayment or require substantial prepayment penalties.

The following table presents principal amounts and related weighted-average interest rates by maturity date for the Company's interest rate sensitive financial instruments as of December 31, 2001.

YEARS ENDING DECEMBER 31,
(Dollars in thousands)
2002	2003	2004	2005	2006	THEREAFTER	TOTAL

Expected maturities of long-term debt:
Variable rate debt	$38,184	$493	$501	$921	$469	$1,951	$42,519

Weighted average
interest rate (1)	6.45%	4.77%	4.86%	4.93%	5.04%	5.16%	5.20%

Fixed rate debt	$5,512	$3,436	$3,417	$606	$2,054	$74,167	$89,192

Weighted average
interest rate (2)	10.32%	10.38%	10.42%	10.44%	10.49%	10.53%	10.43%

(1) Interest rate is based on the aggregate rate of debt outstanding as of December 31, 2001. On ClimaChem's Working Capital Revolver Loan, the interest rate is based on the lender's prime rate plus 2% per annum, or at the Company's option, the lender's LIBOR rate plus 4.5% per annum.

(2) Interest rate is based on the aggregate rate of debt outstanding as of December 31, 2001.
December 31, 2001	December 31, 2000
Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
(in thousands)
Variable Rate:
Bank debt and equipment financing	$42,519	$42,519	$43,519	$43,519

Fixed Rate:
Bank debt and equipment financing	19,745	18,585	16,749	17,151
Senior Notes (1)	35,304	70,607	26,367	75,335
	$97,568	$131,711	$86,635	$136,005

(1) The fair value of the Company's Senior Notes was determined based on a market quotation for such securities.

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

 SPECIAL NOTE REGARDING
FORWARD-LOOKING STATEMENTS

Certain statements contained within this report may be deemed "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements in this report other than statements of historical fact are Forward-Looking Statements that are subject to known and unknown risks, uncertainties and other factors which could cause actual results and performance of the Company to differ materially from such statements. The words "believe", "expect", "anticipate", "intend", "will", and similar expressions identify Forward-Looking Statements. Forward-Looking Statements contained herein relate to, among other things, the Company's branding strategy, emphasizing quality, safety and reliability, gives it a competitive advantage, the demand for the Company's geothermal products will increase, the "E-2" brand ammonium nitrate fertilizer is recognized as a premium product, the agricultural products are the only seasonal products,
competition within the Chemical Business is primarily based on price, service, warranty and product performance, the market for commercial water source heat pumps will continue to grow, the backlog of confirmed orders for Climate Control products at December 31, 2001 will be filled by December 31, 2002, the Company will not incur difficulties obtaining necessary materials for its Chemical and Climate Control Businesses, availability of net operating loss carryovers,
amount to be spent relating to compliance with federal, state and local environmental laws at the El Dorado Facility, liquidity and availability of funds,
anticipated financial performance,
adequate cash flows to meet its presently anticipated working capital requirements, management believes that the Company has adequate resources to meet its obligations as they come due, ability to make planned capital improvements,
ability to obtain financing for wastewater disposal project and management does not anticipate that these contingent claims will result in substantial adverse impact on the Company's liquidity.
there will be a relatively stable business environment for the Climate Control Business in 2002 the Climate Control Business is expected to have positive results in 2002
Chemical production levels are expected to increase for 2002 lower costs of sales and higher sales volume in the Chemical Business the revocation of Slurry's explosives manufacturing license will not have a material adverse effect on the Company's cash flow ability of a subsidiary to obtain an explosives manufacturing license to replace Slurry's revoked license completion of a loan to ClimaChem from an investor in the Senior Unsecured Notes.

While the Company believes the expectations reflected in such Forward-Looking Statements are reasonable, it can give no assurance such expectations will prove to have been correct. There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to, decline in general economic conditions, both domestic and foreign, material reduction in revenues,
material increase in interest rates,
ability to collect in a timely manner a material amount of receivables, increased competitive pressures,
changes in federal, state and local laws and regulations, especially 47 environmental regulations, or in interpretation of such, pending, additional releases (particularly air emissions) into the environment, material increases in equipment, maintenance, operating or labor costs not presently anticipated by the Company, the requirement to use internally generated funds for purposes not presently anticipated, the inability to secure additional financing for planned capital expenditures, the cost for the purchase of anhydrous ammonia and natural gas, changes in competition,
the loss of any significant customer,
changes in operating strategy or development plans,
inability to fund the working capital and expansion of the Company's businesses, adverse results in any of the Company's pending litigation,
inability to obtain necessary raw materials and
other factors described in "Management's Discussion and Analysis of Financial Condition and Results of Operation" contained in this report.
inability to obtain a manufacturing license for the facility located at Hallowell, Kansas.

Given these uncertainties, all parties are cautioned not to place undue reliance on such Forward-looking Statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the Forward-Looking Statements contained herein to reflect future events or developments.

PART III

The Company hereby incorporates by reference the information required by Part III of this report except for the information on the Company's executive officers included under Part 4A of Part I of this report, from the definitive proxy statement which the Company intends to file with the Securities and Exchange Commission on or before April 30, 2002, in connection with the Company's 2002 annual meeting of stockholders.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS

The following consolidated financial statements of the Company appear immediately following this Part IV:
Pages

Report of Independent Auditors	F-1

Consolidated Balance Sheets at December 31, 2001 and 2000	F-2 to F-3

Consolidated Statements of Operations for each of the three years in the period ended December 31, 2001	F-4

Consolidated Statements of Stockholders' Equity (Deficit) for each of the three years in the period ended December 31, 2001	F-5 to F-6

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2001	F-7 to F-8

Notes to Consolidated Financial Statements	F-9 to F-48

Quarterly Financial Data (Unaudited)	F-49 to F-50

(a)(2) FINANCIAL STATEMENT SCHEDULE

The Company has included the following schedule in this report:

II - Valuation and Qualifying Accounts	F-51 to F-52

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

4.10. Specimen of Certificate of Series D 6% Cumulative, Convertible Class C Preferred Stock which the Company hereby incorporates by reference from Exhibit 4.1 to the Company's Form 10-Q for the fiscal quarter ended September 30, 2001.

10.1. Form of Death Benefit Plan Agreement between the Company and the employees covered under the plan, which the Company hereby incorporates by reference from Exhibit 10(c) (1) to the Company's Form 10-K for the year ended December 31, 1980.

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

10.11. Third Amendment to Lease Agreement, dated as of December 31, 1987, between Mac Venture, Ltd. and Hercules Energy Mfg. Corporation, which the Company hereby incorporates by reference from Exhibit 10.49 to the Company's Form 10-K for fiscal year ended December 31, 1988.

10.12. Employment Agreement and Amendment to Severance Agreement dated January 12, 1989 between the Company and Jack E. Golsen, dated March 21, 1996 which the Company hereby incorporates by reference from Exhibit 10.15 to the Company's Form 10-K for fiscal year ended December 31, 1995.

10.13. Non-Qualified Stock Option Agreement, dated June 1, 1992, between the Company and Robert C. Brown, M.D. which the Company hereby incorporates by reference from Exhibit 10.38 to the Company's Form 10-K for fiscal year ended December 31, 1992. The Company entered into substantially identical agreements with Bernard G. Ille and C.L. Thurman, and the Company will provide copies thereof to the Commission upon request.

10.14. Loan and Security Agreement (DSN Plant) dated October 31, 1994 between DSN Corporation and The CIT Group which the Company hereby incorporates by reference from Exhibit 10.1 to the Company's Form 10-Q for the fiscal quarter ended September 30, 1994.

10.15. Loan and Security Agreement (Mixed Acid Plant) dated April 5, 1995 between DSN Corporation and The CIT Group, which the Company hereby incorporates by reference from Exhibit 10.25 to the Company's Form 10-K for the fiscal year ended December 31, 1994.

10.16. First Amendment to Loan and Security Agreement (DSN Plant), dated June 1, 1995, between DSN Corporation and The CIT Group/Equipment Financing, Inc. which the Company hereby incorporates by reference from Exhibit 10.13 to the ClimaChem Form S-4 Registration Statement, No. 333-44905.

10.17. First Amendment to Loan and Security Agreement (Mixed Acid Plant), dated November 15, 1995, between DSN Corporation and The CIT Group/Equipment Financing, Inc. which the Company hereby incorporates by reference from Exhibit 10.15 to the ClimaChem Form S-4 Registration Statement, No. 333-44905.

10.18. Loan and Security Agreement (Rail Tank Cars), dated November 15, 1995, between DSN Corporation and The CIT Group/Equipment Financing, Inc. which the Company hereby incorporates by reference from Exhibit 10.16 to the ClimaChem Form S-4 Registration Statement, No. 333-44905.

10.19. First Amendment to Loan and Security Agreement (Rail Tank Cars), dated November 15, 1995, between DSN Corporation and The CIT Group/Equipment Financing, Inc. which the Company hereby incorporates by reference from Exhibit 10.17 to the ClimaChem Form S-4 Registration Statement, No. 333-4905.

10.20. Letter Amendment, dated May 14, 1997, to Loan and Security Agreement between DSN Corporation and The CIT Group/Equipment Financing, Inc. which the Company hereby incorporates by reference from Exhibit 10.1 to the Company's Form 10-Q for the fiscal quarter ended March 31, 1997.

10.21. Amendment to Loan and Security Agreement, dated November 21, 1997, between DSN Corporation and The CIT Group/Equipment Financing, Inc. which the Company hereby incorporates by reference from Exhibit 10.19 to the ClimaChem Form S-4 Registration Statement, No. 333-44905.

10.22. First Amendment to Non-Qualified Stock Option Agreement, dated March 2, 1994, and Second Amendment to Stock Option Agreement, dated April 3, 1995, each between the Company and Jack E. Golsen, which the Company hereby incorporates by reference from Exhibit 10.1 to the Company's Form 10-Q for the fiscal quarter ended March 31, 1995.

10.23. Baytown Nitric Acid Project and Supply Agreement dated June 27, 1997, by and among El Dorado Nitrogen Company, El Dorado Chemical Company and Bayer Corporation which the Company hereby incorporates by reference from Exhibit 10.2 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1997. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF COMMISSION ORDER CF #5551, DATED SEPTEMBER 25, 1997, GRANTING A REQUEST FOR CONFIDENTIAL TREATMENT UNDER THE FREEDOM OF INFORMATION ACT AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.

 10.24. First Amendment to Baytown Nitric Acid Project and Supply Agreement, dated February 1, 1999, between El Dorado Nitrogen Company and Bayer Corporation, which the Company hereby incorporates by reference from Exhibit 10.30 to the Company's Form 10-K for the year ended December 31, 1998. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF SUBJECT OF COMMISSION ORDER CF #7927, DATED JUNE 9, 1999, GRANTING A REQUEST FOR CONFIDENTIAL TREATMENT UNDER THE FREEDOM OF INFORMATION ACT AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.

10.25. Service Agreement, dated June 27, 1997, between Bayer Corporation and El Dorado Nitrogen Company which the Company hereby incorporates by reference from Exhibit 10.3 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1997. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF COMMISSION ORDER CF #5551, DATED SEPTEMBER 25, 1997, GRANTING A REQUEST FOR CONFIDENTIAL TREATMENT UNDER THE FREEDOM OF INFORMATION ACT AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.

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

10.29. Security Agreement and Collateral Assignment of Construction Documents, dated as of June 27, 1997, made by El Dorado Nitrogen Company which the Company hereby incorporates by reference from Exhibit 10.7 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1997.

10.30. Security Agreement and Collateral Assignment of Facility Documents, dated as of June 27, 1997, made by El Dorado Nitrogen Company and consented to by Bayer Corporation which the Company hereby incorporates by reference from Exhibit 10.8 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1997.

10.31. Amendment to Loan and Security Agreement, dated March 16, 1998, between The CIT Group/Equipment Financing, Inc., and DSN Corporation which the Company hereby incorporates by reference from Exhibit 10.54 to the ClimaChem Form S-4 Registration Statement, No. 333-44905.

10.32. Fifth Amendment to Lease Agreement, dated as of December 31, 1998, between Mac Venture, Ltd. and Hercules Energy Mfg. Corporation, which the Company hereby incorporates by reference from Exhibit 10.38 to the Company's Form 10-K for the year ended December 31, 1998.

10.33. Non-Qualified Stock Option Agreement, dated April 22, 1998, between the Company and Robert C. Brown, M.D. The Company entered into substantially identical agreements with Bernard G. Ille, Raymond B. Ackerman, Horace G. Rhodes, and Donald W. Munson. The Company will provide copies of these agreements to the Commission upon request.

10.34. The Company's 1998 Stock Option and Incentive Plan, which the Company hereby incorporates by reference from Exhibit 10.44 to the Company's Form 10-K for the year ended December 31, 1998.

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

10.37. LSB Industries, Inc. Outside Directors Stock Option Plan which the Company hereby incorporates by reference from Exhibit "C" to the LSB Proxy Statement, dated May 24, 1999, for Annual Meeting of Stockholders.

10.38. First Amendment to Second Amended and Restated Loan and Security Agreement, dated January 1, 2000, by and between Bank of America, N.A. and LSB Industries, Inc., Summit Machine Tool Manufacturing Corp., and Morey Machinery Manufacturing Corporation, which the Company hereby incorporates by reference from Exhibit 10.3 to the Company's Form 8-K dated December 30, 1999.

10.39. Second Amendment to Second Amended and Restated Loan and Security Agreement, dated March 1, 2000 by and between Bank of America, N.A. and LSB Industries Inc., Summit Machine Tool Manufacturing Corp., and Morey Machinery Manufacturing Corporation, which the Company hereby incorporates by reference from Exhibit 10.3 to the Company's Form 8-K dated March 1, 2000.

10.40. Third Amendment to Second Amended and Restated Loan and Security Agreement, dated March 31, 2000 by and between Bank of America, N.A. and LSB Industries Inc., Summit Machine Tool Manufacturing Corp., and Morey Machinery manufacturing Corporation, which the Company hereby incorporates by reference from Exhibit 10.14 to the Company's Form 10-Q for the fiscal quarter ended March 31, 2000.

10.41. Loan Agreement dated December 23, 1999 between Climate Craft, Inc. and the City of Oklahoma City, which the Company hereby incorporates by reference from Exhibit 10.49 to the Company's Amendment No. 2 to its 1999 Form 10-K.

10.42. Letter, dated April 1, 2000, executed by SBL to Prime amending the Promissory Note, which the Company incorporates by reference from Exhibit 10.52 to the Company's Amendment No. 2 to its 1999 Form 10-K.

10.43. Guaranty Agreement, dated as of April 21, 2000, by Prime to Stillwater National Bank & Trust relating to that portion of the SBL Borrowings borrowed by SBL, which the Company incorporates by reference from Exhibit 10.50 to the Company's Amendment No. 2 to its 1999 Form 10-K. Substantial similar guarantees have been executed by Prime in favor of Stillwater covering the amounts borrowed by the following affiliates SBL relating to the SBL Borrowings (as in "Relationships and Related Transactions:") listed in Exhibit A attached to the Guaranty Agreement with the only material differences being the name of the debtor and the amount owing by such debtor. Copies of which will be provided to the Commission upon request.

10.44. Security Agreement, dated effective April 21, 2000, executed by Prime in favor of Stillwater National Bank and Trust, which the Company incorporates by reference from Exhibit 10.54 to the Company's Amendment No. 2 to its 1999 Form 10-K.

10.45. Limited Guaranty, effective April 21, 2000, executed by Prime to Stillwater National Bank and Trust, which the Company incorporates by reference from Exhibit 10.55 to the Company's Amendment No. 2 to its 1999 Form 10-K.

10.46. Fourth Amendment to Second Amended and Restated Loan and Security Agreement dated October 10, 2000 by and between Bank of America, N.A. and LSB Industries, Inc., Summit Machine Tool Manufacturing corp., and Morey Machinery Manufacturing Corporation, which the Company hereby incorporates by reference from Exhibit 10.2 to the Company's Form 10-Q for the fiscal quarter ended September 30, 2000.

10.47. Letter Agreement, dated August 23, 2000, between LSB Chemical Corp. and Orica USA, Inc., which the Company hereby incorporates by reference from Exhibit 10.4 to the Company's Form 10-Q for the fiscal quarter ended September 30, 2000. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF COMMISSION ORDER CF #10714, DATED FEBRUARY 21, 2001 GRANTING A REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT UNDER THE FREEDOM OF INFORMATION ACT AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.

10.48. Agreement, dated October 31, 2000, between Orica Nitrogen, L.L.C., Orica USA, Inc., and LSB Chemical Corp., which the Company hereby incorporates by reference from Exhibit 10.5 to the Company's Form 10-Q for the fiscal quarter ended September 20, 2000. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF COMMISSION ORDER CF #10714, DATED FEBRUARY 21, 2001 GRANTING A REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT UNDER THE FREEDOM OF INFORMATION ACT AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.

10.49. Letter, dated April 1, 2001, executed by SBL to Prime amending the Promissory Note, which the Company hereby incorporates by reference from Exhibit 10.55 to the Company's Form 10-K for the fiscal year ended December 31, 2000.

10.50. Letter of Intent, dated December 22, 2000, between El Dorado Chemical Company and ORICA USA Inc., which the Company hereby incorporates by reference from Exhibit 10.56 to the Company's Form 10-K for the fiscal year ended December 31, 2000.

10.51. Agreement, dated April 2, 2001, between Crystal City Nitrogen Company and River Cement Company, which the Company hereby incorporates by reference from Exhibit 10.57 to the Company's Form 10-K for the fiscal year ended December 31, 2000.

10.52. Assignment, dated May 8, 2001, between Climate Master, Inc. and Prime Financial Corporation, which the Company hereby incorporates by reference from Exhibit 10.2 to the Company's Form 10-Q for the fiscal quarter ended March 31, 2001.

10.53. Agreement for Purchase and Sale, dated April 10, 2001, by and between Prime Financial Corporation and Raptor Master, L.L.C. which the Company hereby incorporates by reference from Exhibit 10.3 to the Company's Form 10-Q for the fiscal quarter ended March 31, 2001.

10.54. Amended and Restated Lease Agreement, dated May 8, 2001, between Raptor Master, L.L.C. and Climate Master, Inc. which the Company hereby incorporates by reference from Exhibit 10.4 to the Company's Form 10-Q for the fiscal quarter ended March 31, 2001.

10.55. Option Agreement, dated May 8, 2001, between Raptor Master, L.L.C.and Climate Master, Inc., which the Company hereby incorporates by reference from Exhibit 10.5 to the Company's Form 10-Q for the fiscal quarter ended March 31, 2001.

10.56. Stock Purchase Agreement, dated September 30, 2001, by and between Summit Machinery Company and SBL Corporation, which the Company hereby incorporates by reference from Exhibit 10.1 to the Company' Form 10-Q for the fiscal quarter ended September 30, 2001.

10.57. Agreement, dated October 18, 2001, by and between LSB Industries, Inc., Prime Financial Corporation, and SBL Corporation, which the Company hereby incorporates by reference from Exhibit 10.2 to the Company's Form 10-Q for the fiscal quarter ended September 30, 2001.

10.58. Certificate of Designations of LSB Industries, Inc., relating to the issuance of a new series of Class C Preferred Stock, which the Company hereby incorporates by reference form Exhibit 10.3 to the Company's Form 10-Q for the fiscal quarter ended September 30, 2001.

10.59. Asset Purchase Agreement, dated October 22, 2001, between Orica USA, Inc. and El Dorado Chemical Company and Northwest Financial Corporation, which the Company hereby incorporates by reference from Exhibit 99.1 to the Company's Form 8-K dated December 28, 2001. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT. THE OMITTED INFORMATION HAS BEEN FILED SEPARATELY WITH THE SECRETARY OF THE SECURITIES AND EXCHANGE COMMISSION FOR PURPOSES OF SUCH REQUEST.

 10.60. AN Supply Agreement, dated November 1, 2001, between Orica USA, Inc. and El Dorado Company, which the Company hereby incorporates by reference from Exhibit 99.2 to the Company's Form 8-K dated December 28, 2001. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT. THE OMITTED INFORMATION HAS BEEN FILED SEPARATELY WITH THE SECRETARY OF THE SECURITIES AND EXCHANGE COMMISSION FOR PURPOSES OF SUCH REQUEST.

 10.61. Ammonium Nitrate Sales Agreement between Nelson Brothers, L.L.C. and Cherokee Nitrogen Company, which the Company hereby incorporates by reference from Exhibit 99.3 to the Company's Form 8-K dated December 28, 2001. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT. THE OMITTED INFORMATION HAS BEEN FILED SEPARATELY WITH THE SECRETARY OF THE SECURITIES AND EXCHANGE COMMISSION FOR PURPOSES OF SUCH REQUEST.

 10.62. Anhydrous Ammonia Sales Agreement, dated June 30, 2001, between Koch Nitrogen Company and El Dorado Chemical Company which the Company hereby incorporates by reference from Exhibit 10.2 to the Company's Form 10-Q/A Amendment No.1 for the fiscal quarter ended June 30, 2001. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF COMMISSION ORDER CF #11885, DATED FEBRUARY 1, 2002 GRANTING A REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT UNDER THE FREEDOM OF INFORMATION ACT AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.

10.63 Loan and Security Agreement, dated April 13, 2001 by and among LSB Industries, Inc., ClimaChem and each of its Subsidiaries that are Signatories, the Lenders that are Signatories and Foothill Capital Corporation, which the Company hereby incorporates by reference from Exhibit 10.51 to ClimaChem, Inc.'s amendment No. 1 to Form 10-K for the year ended December 31, 2000.

10.64. Covenant Waiver Letter, dated August 2, 2001, between The CIT Group and DSN Corporation.

10.65. Agreement, dated August 4, 2001, between El Dorado Chemical Company and Paper, Allied-Industrial, Chemical and Energy Workers International Union AFL-C10 and its Local 5-434.

10.66. Agreement, dated October 16, 2001, between El Dorado Chemical Company and International Association of Machinists and Aerospace Workers, AFL-C10 Local No. 224.

10.67. First Amendment to Third Amended and Restated Loan and Security Agreement, dated March 29, 2002, entered into by and between Bank of America, N.A. and Summit Machine Tool Manufacturing Corp.

21.1. Subsidiaries of the Company.

23.1. Consent of Independent Auditors.

(b) REPORTS ON FORM 8-K. The Company filed the following report on Form 8-K during the fourth quarter of 2001.

(i) Form 8-K, dated December 28, 2001. (date of earliest event: October 1, 2001). The item reported was Item 5, "Other Events and Regulation FD Disclosure", discussing the sales agreement between Cherokee Nitrogen Company and Nelson Brothers, LLC, the supply agreement between El Dorado Chemical Company ("EDC") and Orica USA Inc. and the sale of an explosives distribution business by EDC to Orica USA Inc. and Nelson Brother, LLC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly-authorized, to sign this report on its behalf of this 1st day of April, 2002.

LSB INDUSTRIES, INC.
By:
/s/ Jack E. Golsen
Jack E. Golsen Chairman of the Board and President (Principal Executive Officer
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
Dated:	By:
April 1, 2002	/s/Jack E. Golsen Jack E. Golsen, Director
Dated:	By:
April 1, 2002	/s/Tony M. Shelby Tony M. Shelby, Director
Dated:	By:
April 1, 2002	/s/David R. Goss David R. Goss, Director
Dated:	By:
April 1, 2002	/s/Barry H. Golsen Barry H. Golsen, Director
Dated:	By:
April 1, 2002	/s/Robert C. Brown Robert C. Brown, Director
Dated:	By:
April 1, 2002	/s/Bernard G. Ille Bernard G. Ille, Director
Dated:	By:
April 1, 2002	/s/Raymond B. Ackerman Raymond B. Ackerman, Director
Dated:	By:
April 1, 2002	/s/Horace G. Rhodes Horace G. Rhodes, Director
Dated:	By:
April 1, 2002	/s/Donald W. Munson Donald W. Munson, Director
Dated:	By:
April 1, 2002	/s/Charles A. Burtch Charles A. Burtch, Director

LSB Industries, Inc.
Consolidated Financial Statements
for Inclusion in Form 10-K
Years ended December 31, 2001, 2000 and 1999

 CONTENTS

Report of Independent Auditors

The Board of Directors and Stockholders

LSB Industries, Inc.

We have audited the accompanying consolidated balance sheets of LSB Industries, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the index at Item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of LSB Industries, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in 2001 the Company changed its method of accounting for derivative financial instruments.

                                                                                                                                                                            ERNST & YOUNG LLP

Oklahoma City, Oklahoma
March 27, 2002

LSB Industries, Inc.
Consolidated Balance Sheets

December 31,
2001	2000
(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$628	$3,063
Restricted cash	350	-
Trade accounts receivable, net	43,388	48,333
Inventories	31,067	31,639
Supplies and prepaid items	7,050	5,977
Total current assets	82,483	89,012

Property, plant and equipment, net	76,679	80,884

Other assets, net	19,823	22,999
	$178,985	$192,895

(Continued on following page)

LSB Industries, Inc.
Consolidated Balance Sheets (continued)

December 31,
2001	2000
(In Thousands)
Liabilities and Stockholders' Deficit
Current liabilities:
Drafts payable	$90	$224
Accounts payable	24,920	26,765
Accrued liabilities:
Customer deposits	512	4,545
Accrued losses on firm sales and purchase commitments	-	4,375
Other	15,814	20,392
Current portion of long-term debt	43,696	42,101
Total current liabilities	85,032	98,402

Long-term debt	88,015	93,904
Other non-current liabilities:
Accrued losses on firm purchase commitments	-	3,450
Negative goodwill	860	1,329
Other	6,917	5,113
	7,777	9,892

Commitments and contingencies (Note 13)	-	-

Redeemable, noncumulative, convertible preferred stock, $100 par value; 1,295 shares issued and outstanding (1,462 in 2000)	123	139

Stockholders' deficit:
Series B 12% cumulative, convertible preferred stock, $100 par value; 20,000 shares issued and outstanding; aggregate liquidation preference of $2,480,000 in 2001 ($2,240,000 in 2000)	2,000	2,000
Series 2 $3.25 convertible, exchangeable Class C preferred stock,$50 stated value; 628,550 shares issued; aggregate liquidation preference of $36,494,000 in 2001 ($34,467,000 in 2000)	31,427	31,427
Series D 6% cumulative, convertible Class C preferred stock, no par value; 1,000,000 shares issued in 2001	1,000	-
Common stock, $.10 par value; 75,000,000 shares authorized, 15,205,989 shares issued (15,163,909 in 2000)	1,521	1,516
Capital in excess of par value	52,430	52,376
Accumulated other comprehensive loss	(2,149)	-
Accumulated deficit	(71,923)	(80,480)
	14,306	6,839

Less treasury stock, at cost:
Series 2 preferred, 5,000 shares	200	200
Common stock, 3,272,426 shares in 2001 (3,285,957 in 2000)	16,068	16,081
Total stockholders' deficit	(1,962)	(9,442)
	$178,985	$192,895

See accompanying notes.

 LSB Industries, Inc.
Consolidated Statements of Operations

Year ended December 31,
2001	2000	1999
(In Thousands, Except Per Share Amounts)
Businesses continuing at December 31:
Revenues:
Net sales	$336,630	$290,620	$254,236
Gains on sales of property and equipment (Note 16)	6,615	-	-
Other	3,386	5,630	5,419
	346,631	296,250	259,655
Costs and expenses:
Cost of sales	279,299	238,066	203,480
Selling, general and administrative	48,424	47,787	51,672
Interest	14,114	15,377	15,115
Other	1,446	2,280	4,383
Provision for loss on (benefit from termination of) firm sales and purchase commitments	(2,688)	3,395	8,439
Provision for impairment on long-lived assets	-	-	4,126
	340,595	306,905	287,215
Income (loss) from continuing operations before business disposed of, provision for income taxes and extraordinary gains	6,036	(10,655)	(27,560)

Business disposed of:
Revenues	-	-	7,461
Operating costs, expenses and interest	-	-	9,419
	-	-	(1,958)
Loss on disposal of business	-	-	(1,971)
	-	-	(3,929)
Income (loss) from continuing operations before provision for income taxes and extraordinary gains	6,036	(10,655)	(31,489)

Provision for income taxes	(55)	(135)	(157)
Income (loss) from continuing operations before extraordinary gains	5,981	(10,790)	(31,646)

Net loss from discontinued operations (Note 4)	-	(3,101)	(18,121)
Extraordinary gains (Note 8 (C))	2,576	20,086	-
Net income (loss)	8,557	6,195	(49,767)

Preferred stock dividend requirements	2,267	2,771	3,228
Net income (loss) applicable to common stock	$6,290	$3,424	$(52,995)

Income (loss) per common share:
Basic:
Income (loss) from continuing operations before extraordinary gains	$.31	$(1.14)	$(2.95)
Net loss from discontinued operations	-	(.26)	(1.53)
Extraordinary gains	.22	1.69	-
Net income (loss)	$.53	$.29	$(4.48)
Diluted:
Income (loss) from continuing operations before extraordinary gains	$.30	$(1.14)	$(2.95)
Net loss from discontinued operations	-	(.26)	(1.53)
Extraordinary gains	.20	1.69	-
Net income (loss)	$.50	$.29	$(4.48)

See accompanying notes.

LSB Industries, Inc.
Consolidated Statements of Stockholders' Equity (Deficit)

Common Stock Shares	Non Redeemable Preferred Stock	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock- Preferred	Treasury Stock - Common	Total
(In Thousands)
Balance at December 31, 1998	15,109	$48,000	$1,511	$38,329	$(1,559)	$(35,166)	$(200)	$(15,856)	$35,059
Net Loss	-	-	-	-	-	(49,767)	-	-	(49,767)
Foreign currency translation adjustment	-	-	-	-	1,559	-	-	-	1,559
Total comprehensive loss

Expiration of variable employee stock option without exercise	-	-	-	948	-	-	-	-	948
Dividends declared:
Series B 12% preferred stock ($12.00 per share)	-	-	-	-	-	(240)	-	-	(240)
Redeemable preferred stock ($10.00 per share)	-	-	-	-	-	(16)	-	-	(16)
Series 2 preferred stock ($1.63 per share)						(1,486)	-	-	(1,486)
Purchase of treasury stock	-	-	-	-	-	-	-	(230)	(230)
Ba1ance at December 31, 1999	15,109	48,000	1,511	39,277	-	(86,675)	(200)	(16,086)	(14,173)
Net income	-	-	-	-	-	6,195	-	-	(14,173)
Repurchase of 278,700 shares of non-redeemable preferred stock	-	(13,935)		12,290	-	-	-	-	(1,645)
Conversion of 12, 750 shares of non-redeemable preferred stock to common stock	55	(638)	5	633	-	-	-	-	-
Grant of 185,000 stock options to a former employee	-	-	-	137	-	-	-	-	137
Remeasurement of30,000 stock options with employer loan feature	-	-	-	39	-	-	-	-	39
Exchange of 4,000 shares of common stock held in treasury for Board of Directors fee	-	-	-	-	-	-	-	5	5
Balance at December 31, 2000	15,164	33,427	1,516	52,376	-	(80,480)	(200)	(16,081)	(9,442)

(Continued on following page)

 LSB Industries, Inc.
Consolidated Statements of Stockholders' Equity (Deficit) (continued)

Common Stock Shares	Non Redeemable Preferred Stock	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock - Preferred	Treasury Stock - Common	Total
(In Thousands)
Net income						8,557			8,557

Cumulative effect of change in accounting for derivative financial instruments, net of taxes					(2,439)				(2,439)

Reclassification to operations, net of taxes					290				290
Total comprehensive income									6,408

Issuance of 1,000,000 shares of Series D preferred stock in exchange for $1,000,000 of long-term debt		1,000							1,000

Exercise of stock options	35		4	39					43

Conversion of 167 shares of redeemable preferred stock to common stock	7		1	15					16

Net change in treasury stock-common								13	13

Balance at December 31, 2001	15,206	$34,427	$1,521	$52,430	$(2,149)	$(71,923)	$(200)	$(16,068)	$(1,962)

See accompanying notes.

 LSB Industries, Inc.
Consolidated Statements of Cash Flows

Year ended December 31,
2001	2000	1999
(In Thousands)
Cash flows from operating activities
Net income (loss)	$8,557	$6,195	$(49,767)
Adjustments to reconcile net income (loss) to net cash provided (used) by continuing operating activities:
Net loss from discontinued operations	-	3,101	18,121
Loss on business disposed of	-	-	1,971
Extraordinary gains on extinguishment of debt	(2,631)	(20,086)	-
Gains on sales of property and equipment	(6,615)	-	-
Provision for losses on (realization and reversal of) firm sales and purchase commitments	(7,825)	389	7,436
Provision for inventory write-downs	554	-	739
Provision for impairment on long-lived assets	-	-	4,126
Depreciation of property, plant and equipment	10,105	9,213	9,749
Amortization	1,260	1,341	1,642
Provision for losses on inventory and receivables	141	1,974	1,772
Recapture of prior period provisions for loss on advances and loans receivable	-	(1,576)	(572
Other	(464)	176	321
Cash provided (used) by changes in assets and liabilities (net of effects of discontinued operations):
Trade accounts receivable	6,130	(5,758)	(1,431)
Inventories	(123)	(2,172)	3,934
Supplies and prepaid items	(780)	(2,415)	(179)
Accounts payable	(2,111)	8,249	(1,056)
Accrued and other non-current liabilities	(5,455)	9,326	2,812
Net cash provided (used) by continuing operating activities	743	7,957	(382)

(Continued on following page)

LSB Industries, Inc.
Consolidated Statements of Cash Flows (continued)

Year ended December 31,
2001	2000	1999
(In Thousands)
Cash flows from investing activities
Capital expenditures	$(7,446)	$(7,736)	$(7,645)
Principal payments received on loans receivable	-	-	1,052
Proceeds from sales of property and equipment	8,618	76	1,174
Proceeds from the sale of business disposed of	-	-	9,981
Restricted cash held in escrow	(350)	-	-
Other assets	(679)	3,137	(760)
Net cash provided (used) by investing activities	143	(4,523)	3,802

Cash flows from financing activities
Payments on long-term and other debt	(8,268)	(5,152)	(6,144)
Long-term and other borrowings, net of origination fees	3,891	5,666	2,850
Acquisition of 10 3/4% Senior Notes	(2,066)	(8,712)	-
Net change in revolving debt facilities	3,224	7,003	6,554
Net change in drafts payable	(134)	(136)	(273)
Dividends paid on preferred stocks	-	-	(1,742)
Purchases of preferred and treasury stock	-	(1,645)	(230)
Net proceeds from issuance of common stock	32	-	-
Net cash provided (used) by financing activities	(3,321)	(2,976)	1,015

Net cash used in discontinued operations	-	(525)	(2,764)
Net increase (decrease) in cash and cash equivalents	(2,435)	(67)	1,671

Cash and cash equivalents at beginning of year	3,063	3,130	1,459
Cash and cash equivalents at end of year	$628	$3,063	$3,130

See accompanying notes.

LSB Industries, Inc.
Notes to Consolidated Financial Statements
December 31, 2001, 2000 and 1999

1. Basis of Presentation

The accompanying consolidated financial statements include the accounts of LSB Industries, Inc. (the "Company") and its subsidiaries. The Company is a diversified holding company which is engaged, through its subsidiaries, in the manufacture and sale of chemical products (the "Chemical Business") and the manufacture and sale of a broad range of air handling and heat pump products (the "Climate Control Business"). See Note 20 -- Segment Information. In May 2000, the Company sold its Automotive Products Division (See Note 4 -- Discontinued Operations). The Company's consolidated financial statements and notes reflect the Automotive Products Division as a discontinued operation for all periods presented.

All material intercompany accounts and transactions have been eliminated. Certain reclassifications have been made in the consolidated financial statements for 2000 and 1999 to conform to the consolidated financial statement presentation for 2001.

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

 Inventories

Inventory is priced at the lower of cost or market, with cost being determined using the first-in, first-out basis, except for certain heat pump products with an estimated replacement value of $7,793,000 at December 31, 2001 ($7,798,000 at December 31, 2000), which are carried at the lower of cost or market, with cost being determined using the last-in, first-out (LIFO) basis. The difference between the LIFO basis and current cost was $678,000 and $682,000 at December 31, 2001 and 2000, respectively.
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

LSB Industries, Inc.
Notes to Consolidated Financial Statements (continued)

2. Accounting Policies (continued)

Excess of Purchase Price Over Net Assets Acquired

The excess of purchase price over net assets acquired, which is included in other assets in the accompanying balance sheets, was $1,729,000 and $2,111,000, net of accumulated amortization, of $5,198,000 and $4,816,000 at December 31, 2001 and 2000, respectively, and was being amortized by the straight-line method over periods of 15 to 19 years. Beginning January 1, 2002, the excess of purchase price over net assets acquired will no longer be amortized but will be tested for impairment at least annually. See Note 2 - Recently Issued Pronouncements.

 Impairment of Long-Lived Assets

Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amounts of the assets to future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair values of the assets. Assets to be disposed of are reported at the lower of the carrying amounts or fair values less costs to sell.

In 1999, the Company recognized impairment totaling $4.1 million (none in 2001 and 2000) associated with two chemical plants which are to be sold or dismantled. The 1999 provision for impairment represented the difference between the net carrying cost and the estimated salvage value for the non-operating plant to be dismantled and the difference between the net carrying cost and the estimated selling price less cost to dispose for the plant to be sold.

The Company has made estimates of the future cash flows related to its Chemical Business in order to determine recoverability of the Company's carrying cost. Based on these estimates, no additional impairment was recognized at December 31, 2001; however, it is reasonably possible that the Company may recognize additional impairments in this business in the near term if the Company experiences continued or further deterioration of the Chemical Business.

 Debt Issuance Costs
Debt issuance costs are amortized over the term of the associated debt instrument using the straight-line method. Such costs, which are included in other assets in the accompanying balance sheets, were $3,260,000 and $2,173,000, net of accumulated amortization, of $1,705,000 and $1,104,000 as of December 31, 2001 and 2000, respectively.

 Revenue Recognition

 The Company recognizes revenue at the time title to the goods transfers to the buyer and there remains no significant future performance obligations by the Company.

LSB Industries, Inc.
Notes to Consolidated Financial Statements (continued)

2. Accounting Policies (continued)

Shipping and Handling Costs

The Company records its shipping and handling costs in the Chemical Business in net sales and the Climate Control Business records shipping and handling costs in selling, general and administrative expense. For 2001, 2000 and 1999, the shipping and handling costs of the Chemical Business amounted to $9,635,000, $9,689,000 and $6,042,000, respectively, while the costs in the Climate Control Business amounted to $3,908,000, $4,044,000 and $3,986,000, respectively.

 Research and Development Costs

 Costs in connection with product research and development are expensed as incurred. Such costs amounted to $450,000 in 2001, $391,000 in 2000 and $713,000 in 1999.

 Advertising Costs

Costs in connection with advertising and promotion of the Company's products are expensed as incurred. Such costs amounted to $597,000 in 2001, $928,000 in 2000 and $1,588,000 in 1999.

 Hedging

In 1998, the Financial Accounting Standards Board issued Statement No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." The Company adopted SFAS 133, as amended, effective January 1, 2001. SFAS 133 required the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that do not qualify or are not designated as hedges must be adjusted to fair value through operations. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

In 1997, the Company entered into an interest rate forward agreement to effectively fix the interest rate of a long-term lease commitment (not for trading purposes). In 1999, the Company executed the long-term lease agreement and terminated the forward at a net cost of $2.8 million. The Company historically accounted for this hedge under the deferral method (as an adjustment of the initial term lease rentals). At January 1, 2001, the remaining deferred cost included in other assets approximated $2.4 million. The deferred cost recognized in operations amounted to $290,000 and $169,000 for 2000 and 1999, respectively. Upon adoption of SFAS 133 on January 1, 2001, the deferred cost was reclassified into accumulated other comprehensive loss and will be amortized to operations over the term of the lease arrangement.

LSB Industries, Inc.
Notes to Consolidated Financial Statements (continued)

2. Accounting Policies (continued)

 The Company also periodically enters into exchange-traded futures contracts for copper and aluminum (as such products are used in the Company's Climate Control Business), which contracts are currently accounted for on a mark to market basis.

 Income (Loss) per Share

Net income (loss) applicable to common stock is computed by adjusting net income (loss) by the amount of preferred stock dividends. Basic income (loss) per common share is based upon net income (loss) applicable to common stock and the weighted average number of common shares outstanding during each year. Diluted income (loss) per share, if applicable, is based on the weighted average number of common shares and dilutive common equivalent shares outstanding, if any, and the assumed conversion of dilutive convertible securities outstanding, if any. See Note 10 -- Redeemable Preferred Stock, Note 11 -- Stockholders' Deficit, and Note 12 -- Non-Redeemable Preferred Stock for a full description of securities which may have a dilutive effect in future years.

LSB Industries, Inc.
Notes to Consolidated Financial Statements (continued)

2. Accounting Policies (continued)

 The following table sets forth the computation of basic and diluted income (loss) per share:

(Dollars in thousands, except per share amounts)

2001	2000	1999
Numerator:
Net income (loss)	$8,557	$6,195	$(49,767)
Preferred stock dividend requirements	(2,267)	(2,771)	(3,228)
Numerator for basic earnings (loss) per share - net income (loss) applicable to common stock	6,290	3,424	(52,995)
Preferred stock dividend requirements on preferred stock assumed to be converted, if dilutive	240	-	-
Numerator for diluted earnings (loss) per share	$6,530	$3,424	$(52,995)

Denominator:
Denominator for basic earnings (loss) per share - weighted average shares	11,913,031	11,871,211	11,838,277

Effect of dilutive securities:
Employee stock options	380,078	-	-
Convertible preferred stock	784,681	-	-
Convertible note payable	4,000	-	-

Dilutive potential common shares	1,168,759	-	-

Denominator for dilutive earnings (loss) per share - adjusted weighted average shares and assumed conversions	13,081,790	11,871,211	11,838,277

Basic earnings (loss) per share	$.53	$.29	$(4.48)

Diluted earnings (loss) per share	$.50	$.29	$(4.48)

Recently Issued Pronouncements

In July 2001, the FASB issued Statements No. 141 ("SFAS 141"), "Business Combinations," and No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets". SFAS 141 is effective for all business combinations initiated after June 30, 2001 and SFAS 142 will require that goodwill and intangible assets with indefinite lives no longer be amortized but be tested for impairment at least annually. SFAS 142 was effective for the Company on January 1, 2002. Upon adoption

LSB Industries, Inc.
Notes to Consolidated Financial Statements (continued)

2. Accounting Policies (continued)

 of SFAS 142, the Company will recognize $860,000 of negative goodwill as a cumulative effect of accounting change. For the 2001, 2000 and 1999, goodwill amortization was not material.

Also in July 2001, the FASB issued Statement No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligation" which will require liability recognition for legal or contractual retirement obligations associated with tangible long-lived assets. The Company will adopt SFAS 143, using a cumulative effect, effective January 1, 2003. The Company cannot currently reasonably estimate the effect, if any, the adoption of this standard will have on its financial statements.

In August 2001, the FASB issued Statement No. 144 ("SFAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets" which will modify the accounting for and potentially the financial statement presentation of assets held for disposal. The Company will adopt SFAS 144 effective January 1, 2002. The adoption of SFAS 144 is not presently expected to have a material impact upon the Company's financial position or results of operations.

 Statements of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash, overnight funds and interest bearing deposits with maturities when purchased by the Company of 90 days or less.

Supplemental cash flow information includes:

2001	2000	1999
(In Thousands)

Cash payments for:
Interest on long-term debt and other	$14,342	$15,435	$16,114
Income taxes, net of refunds	$81	$136	$(36)

Noncash financing and investing activities--
Long-term debt issued for property, plant and equipment	$-	$81	$3,327
Accrued liability assumed in connection with debt guarantee performance	$-	$4,266	$-
Preferred stock issued in exchange for long-term debt	$1,000	$-	$-
Cumulative effect of change in accounting for derivative financial instruments	$2,439	$-	$-

3. Liquidity and Management's Plan

The Company is a diversified holding company and, as a result, depends on credit agreements and its ability to obtain funds from its subsidiaries in order to pay its debts and obligations.

The Company's wholly-owned subsidiary, ClimaChem, Inc. ("ClimaChem"), through its

LSB Industries, Inc.
Notes to Consolidated Financial Statements (continued)

3. Liquidity and Management's Plan (continued)

 subsidiaries, owns substantially all of the Company's Chemical and Climate Control Businesses.

ClimaChem and its subsidiaries depend on credit agreements with lenders and internally generated cash flow in order to fund their operations and pay their debts and obligations.

The Company finances its working capital requirements for ClimaChem and its subsidiaries through borrowings under a $50 million credit facility with a lender (the "Working Capital Revolver Loan"). The Working Capital Revolver Loan provides for advances based on specified percentages of eligible accounts receivable and inventories of ClimaChem and its subsidiaries and accrues interest at a base rate (generally equivalent to the prime rate) plus 2% or LIBOR plus 4.5%. Interest is due monthly. The Working Capital Revolver Loan matures in April 2005 and is secured by receivables, inventories and intangibles of all the ClimaChem entities other than El Dorado Nitric Co. and its subsidiaries ("EDNC"). EDNC is neither a borrower nor guarantor of the Working Capital Revolver Loan. The Working Capital Revolver Loan requires ClimaChem to meet certain financial covenants on a quarterly and/or annual basis. The Working Capital Revolver Loan requires that ClimaChem's excess availability, as defined, equal an amount not less than $3.8 million, on each interest payment date, after giving effect to the interest payment due under ClimaChem's 10 3/4% Senior Notes. The terms of the Working Capital Revolver require that the $3.8 million reserve and the interest amount be reserved against borrowing availability periodically during the six months between semi-annual interest payment dates.

As of December 31, 2001, ClimaChem had borrowing availability under the Working Capital Revolver Loan of $6.8 million. The effective interest rate under the Working Capital Revolver Loan was 6.75%. Borrowings under the Working Capital Revolver Loan outstanding at December 31, 2001 were $36.3 million. The annual interest on the outstanding debt under the Working Capital Revolver Loan at December 31, 2001, at the rates then in effect would approximate $2.6 million annually.

Summit Machine Tool Manufacturing Corp., ("Summit"), a subsidiary of the Company, that is not a subsidiary of ClimaChem, finances its Working Capital requirement through borrowings under a Credit facility  with a different lender than ClimaChem's lender, which was scheduled to mature on April 1, 2002. In March 2002, Summit entered into an amendment to the Agreement ("the Agreement"). The Agreement provides an initial revolving line of credit of $1.2 million. Effective May 1, 2002 and on the first day of each calendar month thereafter, until the maturity of the Agreement, April 1, 2003, the line of credit limit is to be reduced $50,000 monthly. The Agreement requires monthly payments of interest which accrue based on the lender's prime rate plus 7%. Summit may terminate the Agreement with proper notice without premium or penalty. The Company guarantees the Agreement. As of the date of this report Summit's outstanding borrowings under the Agreement were approximately $1.0 million.

As of December 31, 2001, the Company has outstanding $70.6 million in Senior Unsecured Notes which require a semi-annual interest payment of $3.8 million on June 1 and December 1, 2002.

LSB Industries, Inc.
Notes to Consolidated Financial Statements (continued)

3. Liquidity and Management's Plan (continued)

 ClimaChem is restricted as to the funds that it may transfer to the Company under the terms contained in an Indenture ("Indenture") covering the Senior Unsecured Notes issued by ClimaChem and the Working Capital Revolver Loan. Under the terms of the Indenture between ClimaChem, the guarantors and the trustee relating to the Senior Notes, ClimaChem is permitted to distribute or pay in the form of dividends and other distributions to the Company in connection with ClimaChem's outstanding equity securities or loans, (a) advances or investments to any person (including the Company), up to 50% of ClimaChem's consolidated net income for the period (taken as one accounting period), commencing on the first day of the first full fiscal quarter commencing after the Issue Date of the Senior Notes to and including the last day of the fiscal quarter ended immediately prior to the date of said calculation (or, in the event consolidated net income for such period is a deficit, then minus 100% of such deficit), plus (b) the aggregate net cash proceeds received by ClimaChem from the sale of its capital stock. This limitation will not prohibit (i) payment to the Company under a Services Agreement, Management Agreement and a Tax Sharing Agreement, or (ii) the payment of any dividend within 60 days after the date of its declaration if such dividend could have been made on the date of such declaration. ClimaChem did not declare and pay to the Company a dividend during 2001.

For the year ended December 31, 2001, approximately $1.2 million of management fees were earned by LSB under the Management Agreement; however, this amount was not paid to LSB since ClimaChem's Working Capital Revolver Loan restricted payment due to the operating results. It is possible that ClimaChem could pay up to $1.8 million, plus Consumer Price Index adjustments, of management fees to the Company in 2002 (if ClimaChem has earnings before interest, income taxes, depreciation and amortization ("EBITDA") in excess of $26 million, as defined by ClimaChem's Working Capital Revolver Loan for the year).

Due to the Company's and ClimaChem previous operating losses and limited borrowing ability under the credit facility then in effect, the Company discontinued payment of cash dividends on its Common Stock for periods subsequent to January 1, 1999, until the Board of Directors determines otherwise. As of the date of this report, the Company has not paid the regular quarterly dividend of $.8125 on its outstanding $3.25 Convertible Exchangeable Class C Preferred Stock Series 2 ("Series 2 Preferred") since June 15, 1999, totaling approximately $5.6 million. In addition, the Company did not declare and pay the regular annual dividend of $12.00 on the Series B Preferred since 1999, totaling approximately $.7 million. The Company does not anticipate having funds available to pay dividends on its stock for the foreseeable future.

Effective October 1, 2001, the Company's subsidiary, Cherokee Nitrogen Company ("CNC") entered into a long term cost-plus solution supply agreement with a customer that is an affiliate of the customer discussed below. Under this contract, CNC will supply to this customer its requirements of 83% ammonium nitrate solution from CNC's Cherokee, Alabama manufacturing plant for a term of no less than five (5) years.

LSB Industries, Inc.
Notes to Consolidated Financial Statements (continued)

3. Liquidity of Management's Plan (continued)

 On November 1, 2001, the Company's subsidiary, El Dorado Chemical Company ("EDC") entered into a long-term cost-plus industrial grade ammonium nitrate supply agreement ("Supply Agreement") with a customer. Under the Supply Agreement, EDC will supply from it's El Dorado, Arkansas plant approximately 200,000 tons of industrial grade ammonium nitrate per year, which is approximately 90% of the plant's manufacturing capacity for that product, for a term of no less than five (5) years. Although the execution of this supply agreement will limit the upside potential of the Company's explosive's manufacturing product line, it is expected to provide significant and consistent throughput for the El Dorado Plant and a more constant operating margin.

Management's plan for 2002 anticipates a relatively stable business environment for the Climate Control Business. Based upon the projected order level, it is expected to continue to report positive results.

Management's plan for its Chemical Business is to increase the production level at the El Dorado, Arkansas, plant facility and the Cherokee, Alabama, plants at near practical capacity, improving the 2002 fixed cost absorption and operating results compared to 2001.

The 2002 production level for Industrial Grade Ammonium Nitrate ("IGAN") at the El Dorado plant facility is planned at or near full capacity, the same as in 2001. However, the production level for Agricultural Grade Ammonium Nitrate ("AGAN") is planned at a significantly higher level (50%) in 2002 than in 2001. If the planned production level is achieved, it would be close to the plants practical full capacity for AGAN. The increased production plan is based upon Management's assessment of the amount of competitive product available in the Chemical Business agricultural market in the spring of 2002, compared to the same period in 2001. As a result of less competitive AGAN product in the market, and an expanded geographical market due to competitor's plant closings, management believes that the higher sales volume measured in units can be achieved. Sales dollars and related cost of sales will be lower in 2002 since the unit cost of the plant's feed stock, anhydrous ammonia, is lower and the unit sales price is likewise lower than in the prior year.

The Company has planned capital expenditures for 2002 of approximately $5 million, but such capital expenditures are dependent upon obtaining acceptable financing. The Company will make these expenditures if there is sufficient working capital or available financing. As discussed in Note 13 of Notes to Consolidated Financial Statements, the wastewater program is not yet finally determined but is currently expected to require future capital expenditures of approximately $2 to $3 million over a period of years. Discussions for securing financing are currently underway.

Finally, while there are no assurances that the Company will be successful, ClimaChem, Inc. ("ClimaChem"), a wholly owned subsidiary of the Company, has negotiated a term sheet with

LSB Industries, Inc.
Notes to Consolidated Financial Statements (continued)

3. Liquidity of Management's Plan (continued)

 an investor who has a majority block of the ClimaChem 10 3/4% Senior Notes due 2007 (the "Senior Unsecured Notes"). The term sheet provides that, subject to numerous conditions and agreements which are to be determined, affiliates of the investor will make loans to ClimaChem (the "Loans"). If the Loans are made, ClimaChem will use the funds to repurchase certain Senior Unsecured Notes at a substantial discount from face value, to pay the closing fees and expenses incurred in connection with the Loans, and to fund a cash collateral account. The Loans, if made, would be secured by certain assets of the Company and certain of its subsidiaries. Should the closing occur, the Company is to grant to the investor warrants to purchase up to 4.99% of the Company's outstanding common stock, at a nominal price, which warrants shall have a ten year exercise period. The Company currently has a total of approximately twelve million shares of common stock issued and outstanding. The making of the Loans is subject to, among other things, negotiation and execution of definitive agreements, approval by the credit committee of the parties making the Loans, completion of the investors due diligence, approval of ClimaChem's working capital lender, and elimination of certain provisions contained in the Indenture covering the Senior Unsecured Notes.

The Company presently believes it can maintain compliance with the covenants of its working capital revolving credit facilities, successfully execute the above plan for 2002 and meet its obligations as they come due; however, there are no assurances to that effect. If the Company does not maintain compliance with the financial or other covenants of its working capital revolving facilities, does not achieve its plan for 2002, or other adverse unforeseen events occur in 2002, it is reasonably possible that the Company may not be able to meet its obligations as they come due.

4. Discontinued Operations

On April 5, 2000, the Board of Directors approved a plan of disposal of the Company's Automotive Products Business ("Automotive"). The sale of Automotive was concluded on May 4, 2000, to Drive Line Technologies ("DLT"). The Company received notes for its net investment of approximately $8.7 million, and the buyer assumed substantially all of Automotive's liabilities. The operating losses associated with the discontinuation of this business segment are reflected in the net loss from discontinued operations for 1999 in the Consolidated Statements of Operations.

The terms of the notes received in the sale called for no payments of principal for the first two years following the close. Interest was to accrue at Wall Street Journal Prime plus 1.0% but was not to be paid until DLT's availability under its credit agreement reached a level of $1.0 million.

LSB Industries, Inc.
Notes to Consolidated Financial Statements (continued)

4. Discontinued Operations (continued)

Due to the terms of the notes received by the Company in connection with the sale of Automotive and the possibility of non-collectibility of those notes, the Company fully reserved the total amount of the notes at the time of sale. In May 2001, DLT agreed to allow its lenders to complete a peaceful repossession of its collateral.

Following the sale of Automotive, the Company remained a guarantor on certain of Automotive's indebtedness. In the fourth quarter of 2000, the Company performed on certain of the equipment note guarantees and in 2001, was required to fund its $1.0 million guaranty on DLT's revolving credit agreement. The Company acquired certain of this debt from the original lender and in other situations, negotiated revised terms. The Company recognized its obligations under the guaranties as of December 31, 2000 in the amount of $4.3 million in the accompanying consolidated balance sheet. The Company also recognized a loss in the 2000 statement of operations in the amount of $2.6 million representing the Company's estimate of ultimate loss, net of the collateral value, associated with guaranteed indebtedness of Automotive. This loss, and that associated with the final adjustment for 2000 operations from the amount accrued as of December 31, 1999, is included in the 2000 net loss from discontinued operations (see Note 13 - Commitments and Contingencies).

Operating results of the discontinued operations for 1999, were as follows (in thousands):

Revenues	$33,405

Cost of sales	28,915
Selling, general and administrative	10,168
Interest	2,449
Loss from discontinued operations before loss on disposal	(8,127)
Loss on disposal	(9,994)
Loss from discontinued operations	$(18,121)

Revenues of Automotive of $10.3 million through May 4, 2000 have been excluded from revenues in the accompanying consolidated statement of operations for 2000.

 5. Business Disposed Of

On August 2, 1999, the Company sold substantially all the assets of its wholly owned subsidiary, Total Energy Systems Limited and its subsidiaries ("TES"), of the Chemical Business. Pursuant to the sale agreement, TES retained certain of its liabilities which were liquidated from the proceeds of the sale and the collection of its accounts receivables which were retained. The loss associated with the disposition included in the accompanying consolidated statements of operations as business disposed of for 1999 was $2.0 million.

LSB Industries, Inc.
Notes to Consolidated Financial Statements (continued)

6. Inventories

Inventories at December 31, 2001 and 2000 consist of:

Finished (or Purchased) Goods	Work-in-Process	Raw Materials	Total
(In Thousands)
2001:
Chemical products	$11,608	$-	$2,874	$14,482
Climate Control products	5,459	2,613	7,405	15,477
Machinery and industrial supplies	1,939	-	-	1,939
	19,006	2,613	10,279	31,898
Less amount not expected to be realized within one year	831	-	-	831
	$18,175	$2,613	$10,279	$31,067

2000 total	$20,599	$2,962	$9,687	$33,248
Less amount not expected to be realized within one year	1,609	-	-	1,609
	$18,990	$2,962	$9,687	$31,639

7. Property, Plant and Equipment

Property, plant and equipment consists of:

December 31,
2001	2000
(In Thousands)
Land and improvements	$3,105	$3,546
Buildings and improvements	22,704	19,295
Machinery, equipment and automotive	119,796	132,592
Furniture, fixtures and store equipment	5,979	8,632
Producing oil and gas properties	-	2,391
	151,584	166,456
Less accumulated depreciation, depletion and amortization	74,905	85,572
	$76,679	$80,884

LSB Industries, Inc.
Notes to Consolidated Financial Statements (continued)

8. Long-Term Debt

Long-term debt consists of the following:

December 31,
2001	2000
(In Thousands)
Secured revolving credit facility - ClimaChem (A)	$36,348	$32,747
Secured revolving credit facility - LSB (B)	1,342	1,719
10-3/4% Senior Notes due 2007 (C)	70,607	75,335
Secured loan with interest payable monthly (D)	1,553	4,463
Other, with interest at rates of 3.45% to 12.80%, most of which is secured by machinery, equipment and real estate (E)	21,861	21,741
	131,711	136,005
Less current portion of long-term debt	43,696	42,101
Long-term debt due after one year	$88,015	$93,904

(A) In April 2001, ClimaChem and its subsidiaries, ("the borrowers"), entered into a new $50 million credit facility with a new lender (the "Working Capital Revolver Loan") replacing the existing revolving credit facility. The Working Capital Revolver Loan provides for advances based on specified percentages of eligible accounts receivable and inventories of ClimaChem and its subsidiaries and accrues interest at a base rate (generally equivalent to the prime rate) plus 2% or LIBOR plus 4.5%. The effective rate at December 31, 2001 was 6.75%. Interest is due monthly. The facility provides for up to $8.5 million of letters of credit. All letters of credit outstanding reduce availability under the facility. Under the Working Capital Revolver Loan, the lender also requires the borrowers to pay a letter of credit fee equal to 2.75% per annum of the undrawn amount of all outstanding letters of credit, an unused line fee equal to .5% per annum for the excess amount available under the facility not drawn and various other audit, appraisal and valuation charges. The Working Capital Revolver Loan matures in April 2005 and is secured by receivables, inventories and intangibles of all the ClimaChem entities other than El Dorado Nitric Co. and its subsidiaries ("EDNC"). EDNC is neither a borrower or guarantor of the Working Capital Revolver Loan. A prepayment penalty equal to 3% of the facility is due to the lender should the borrowers elect to prepay the facility prior to April 2003. This penalty is reduced 1% per year through maturity. The Working Capital Revolver Loan requires ClimaChem to maintain quarterly earnings before interest, taxes, depreciation and amortization (EBITDA) for ClimaChem and its Climate Control Business on a trailing twelve month basis, of $21.35 million and $10 million, respectively, to achieve an annual fixed charge coverage ratio of at least 1 to 1 and limits capital expenditures to $11.1 million annually. The Working Capital Revolver Loan requires the borrowers to have varying minimum amounts of availability under the revolver, prior to and following certain events. These amounts generally increase prior to interest payment due dates of the Senior Notes discussed in (B) below. The Working Capital Revolver Loan also contains covenants that, among other things, limit the borrowers' ability to: (i) incur additional indebtedness, (ii) incur liens, (iii) make restricted payments or loans to affiliates who are not borrowers, or (iv)

LSB Industries, Inc.
Notes to Consolidated Financial Statements (continued)

8. Long-Term Debt (continued)

engage in mergers, consolidations or other forms of recapitalization, (v) dispose of assets, and (vi) repurchase ClimaChem's 10-3/4% Senior Notes. The Working Capital Revolver Loan also requires all collections on accounts receivable be made through an account in the name of the lender or their agent and gives the lender the sole discretion to determine whether there has been any material adverse change; as defined, in the financial condition of the borrowers or LSB Industries, Inc., as guarantor, prior to granting additional advances. The lender may, upon an event of default as defined, terminate the Working Capital Revolver Loan and make the balance outstanding due and payable in full. Amounts available under the Working Capital Revolver Loan at December 31, 2001 were $6.8 million.

(B) Summit Machine Tool Manufacturing Corp., ("Summit"), a subsidiary of the Company, that is not a subsidiary of ClimaChem, finances its Working Capital requirement through borrowings under a Credit facility  with a different lender than ClimaChem's lender, which was scheduled to mature on April 1, 2002. In March 2002, Summit entered into an amendment to the Agreement ("the Agreement"). The Agreement provides an initial revolving line of credit of $1.2 million. Effective May 1, 2002 and on the first day of each calendar month thereafter, until the maturity of the Agreement, April 1, 2003, the line of credit limit is to be reduced $50,000 monthly. The Agreement requires monthly payments of interest which accrue based on the lender's prime rate plus 7% (5.5% in December 2001 for an effective rate of 10.25%).  Summit may terminate the Agreement with proper notice without premium or penalty. The Company guarantees the Agreement.

(C) In 1997, ClimaChem completed the sale of $105 million principal amount of 10-3/4% Senior Notes due 2007 (the "Notes"). The Notes bear interest at an annual rate of 10-3/4% payable semiannually in arrears on June 1 and December 1 of each year. The Notes are senior unsecured obligations of ClimaChem and rank equal in right of payment to all existing senior unsecured indebtedness of ClimaChem and its subsidiaries. The Notes are effectively subordinated to all existing and future senior secured indebtedness of ClimaChem.

The Notes were issued pursuant to an Indenture, which contains certain covenants that, among other things, limit the ability of ClimaChem and its subsidiaries to: (i) incur additional indebtedness; (ii) incur certain liens; (iii) engage in certain transactions with affiliates; (iv) make certain restricted payments; (v) agree to payment restrictions affecting subsidiaries; (vi)

LSB Industries, Inc.
Notes to Consolidated Financial Statements (continued)

8. Long-Term Debt (continued)

 engage in unrelated lines of business; or (vii) engage in mergers, consolidations or the transfer of all or substantially all of the assets of ClimaChem to another person. In addition, in the event of certain asset sales, ClimaChem is required to use the proceeds to reinvest in the Company's business, to repay certain debt or to offer to purchase Notes at 100% of the principal amount thereof, plus accrued and unpaid interest, if any, thereon, plus liquidated damages, if any, to the date of purchase.

Under the terms of the Indenture, ClimaChem cannot transfer funds to subsidiaries of the Company that are not subsidiaries of ClimaChem in the form of cash dividends or other distributions or advances, except for (i) the amount of taxes that ClimaChem would be required to pay if they were not consolidated with the Company, (ii) an amount not to exceed fifty percent (50%) of ClimaChem's cumulative net income from January 1, 1998 through the end of the period for which the calculation is made for the purpose of proposing a dividend payment, and (iii) the amount of direct and indirect costs and expenses incurred by the Company on behalf of ClimaChem pursuant to a certain services agreement and a certain management agreement to which ClimaChem and the Company are parties.

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

During 2001 and 2000, subsidiaries of the Company repurchased Notes having a face value of approximately $4.7 million and $29.7 million, respectively, on the open market for approximately $2.1 million and $8.7 million and recognized gains, after writing off approximately $.1 million and $.9 million of loan origination costs, of approximately $2.6 million and $20.1 million before income taxes, respectively.

ClimaChem is a holding company with no significant assets (other than that related to the notes receivable from LSB and affiliates, specified below), or operations other than its investments in its subsidiaries, and each of its subsidiaries is wholly owned, directly or indirectly. ClimaChem's payment obligations under the Notes are fully, unconditionally and joint and severally guaranteed by all of the existing subsidiaries of ClimaChem, except for EDNC.

LSB Industries, Inc.
Notes to Consolidated Financial Statements (continued)

8. Long-Term Debt (continued)

 Summarized, consolidated financial information of ClimaChem and its subsidiaries as of December 31, 2001 and 2000 and the results of operations for each of the three years in the period ended December 31, 2001 is as follows:
December 31,
2001	2000
(In Thousands)
Balance sheet data:
Cash and cash equivalents	$309	$2,838
Trade accounts receivable, net	41,613	45,981
Inventories	29,959	29,020
Supplies and prepaid items	6,014	5,989
Deferred income taxes	2,000	-
Due from LSB and affiliates (1)	-	1,103
Total current assets	79,895	84,931

Property, plant and equipment, net	70,122	72,825
Due from LSB and affiliates (1)	14,407	14,166
Other assets, net	14,706	17,245
Total assets	$179,130	$189,167

Accounts payable	$23,530	$25,865
Accrued liabilities:
Customer deposits	512	4,545
Accrued losses on firm sales and purchase commitments	-	4,375
Other	13,241	12,727
Due to LSB and affiliates (1)	1,310	-
Current-portion of long-term debt	39,601	37,092
Total current liabilities	78,194	84,604

Long-term debt	82,301	89,064
Other non-current liabilities:
Accrued losses on firm purchase commitments	-	3,450
Deferred income taxes	3,120	-
Due to LSB (1)	1,200	-
Other	5,572	2,666
	9,892	6,116

Stockholders' equity	8,743	9,383
Total liabilities and stockholders' equity	$179,130	$189,167

1.Due from/to LSB and affiliates is eliminated when consolidated with the Company.

LSB Industries, Inc.
Notes to Consolidated Financial Statements (continued)

8. Long-Term Debt (continued)

Year Ended December 31,
2001	2000	1999
(In Thousands)

Operations data:
Revenues:
Net sales	$330,215	$279,972	$244,462
Gain on sales of property and equipment	2,898	-	-
Interest and other income, net	1,086	1,894	2,493
	334,199	281,866	246,955
Costs and expenses:
Cost of sales	277,797	232,495	196,095
Selling, general and administrative	46,014	45,932	45,618
Interest	13,078	13,882	14,260
Provision for loss on (benefit from termination of) firm sales and purchase commitments	(2,688)	3,395	8,439
Loss on sale and operations of business disposed of	-	-	3,929
Provision for impairment on long-lived assets	-	-	3,913
	334,201	295,704	272,254

Loss before provision (benefit) for income taxes and extraordinary gains	(2)	(13,838)	(25,299)
Provision (benefit) for income taxes	-	235	(6,117)
Loss before extraordinary gains	(2)	(14,073)	(19,182)

Extraordinary gains, net of income taxes	1,511	17,321	-
Net income (loss)	$1,509	$3,248	$(19,182)

During 2001 and 2000, ClimaChem and certain of its subsidiaries repurchased Senior Unsecured Notes having a face value of approximately $4.7 million and $25.2 million and recognized gains of approximately $1.5 million and $17.3 million, net of income taxes, respectively.

(D) This agreement, as amended, between a subsidiary of the Company and an institutional lender provided for a loan, the proceeds of which were used in the construction of a nitric acid plant, in the aggregate amount of $16.5 million requiring 84 equal monthly payments of principal plus interest, with interest at a fixed rate of 8.86% through maturity in 2002. This agreement is secured by the plant, equipment and machinery, and proprietary rights associated with the plant which has a carrying value of $24.7 million at December 31, 2001.

This agreement, as amended, contains covenants (i) requiring maintenance of an escalating

LSB Industries, Inc.
Notes to Consolidated Financial Statements (continued)

8. Long-Term Debt (continued)

 tangible net worth, (ii) restricting distributions and dividends, (iii) restricting a change of control of the subsidiary and the Company and (iv) requiring maintenance of a reducing debt to tangible net worth ratio. In August 2001, the lender waived compliance of financial covenants through December 31, 2002.

(E) Includes a $.4 million note payable ($1.8 million at December 31, 2000), to an unconsolidated related party. In October 2001, the Company and one of its subsidiaries entered into an agreement whereby the Company issued to the unconsolidated related party 1,000,000 shares of a created series of Series D Convertible Preferred Stock in the Company ("Series D Preferred Stock") as payment of $1,000,000 against the note, with each share of Series D Preferred Stock having, among other things, .875 votes and voting as a class with the Company's common stock, a liquidation preference of $1.00 per share, cumulative dividends at the rate of six percent (6%) per annum, and convertibility into LSB common stock on the basis of four shares of Preferred Stock into one share of common stock. Dividends on the Series D Preferred Stock will be paid only after accrued and unpaid dividends are paid on the Company's Series 2 $3.25 Preferred Stock. The note is unsecured, bears interest at 10.75% per annum payable monthly, and requires repayment in 2002.

Maturities (in thousands) of long-term debt for each of the five years after December 31, 2001 are: 2002--$43,696; 2003--$3,929; 2004--$3,918; 2005--$1,527; 2006--$2,523 and thereafter--$76,118.

9. Income Taxes

The provision for income taxes attributable to continuing operations before extraordinary gains consists of the following:

December 31,
2001	2000	1999
(In Thousands)
Current:
Federal	$-	$-	$-
State	55	135	157
	$55	$135	$157

The tax effects of each type of temporary difference and carry forward that are used in computing deferred tax assets and liabilities and the valuation allowance related to deferred tax assets at December 31, 2001 and 2000 are as follows:

F26

LSB Industries, Inc.
Notes to Consolidated Financial Statements (continued)

9. Income Taxes (continued)

December 31,
2001	2000
(In Thousands)
Deferred tax assets
Amounts not deductible for tax purposes:
Allowance for doubtful accounts	$2,255	$3,532
Asset impairment	6,461	6,363
Accrued liabilities	1,118	3,789
Other	1,207	1,071
Capitalization of certain costs as inventory for tax purposes	1,236	1,396
Net operating loss carry forwards	25,861	25,313
Investment tax and alternative minimum tax credit carry forwards	793	793
Total deferred tax assets	38,931	42,257
Less valuation allowance on deferred tax assets	28,240	31,512
Net deferred tax assets	$10,691	$10,745

Deferred tax liabilities
Accelerated depreciation used for tax purposes	$8,552	$8,606
Inventory basis difference resulting from a business combination	2,139	2,139
Total deferred tax liabilities	$10,691	$10,745

The Company is able to realize deferred tax assets up to an amount equal to the future reversals of existing taxable temporary differences. The taxable temporary differences will turn around in the loss carry forward period as the differences are depreciated or amortized. Other differences will turn around as the assets are disposed of in the normal course of business.

The differences between the amount of the provision for income taxes and the amount which would result from the application of the federal statutory rate to "Income (loss) from continuing operations before provision for income taxes and extraordinary gains" for each of the three years in the period ended December 31, 2001 are detailed below:

LSB Industries, Inc.
Notes to Consolidated Financial Statements (continued)

9. Income Taxes (continued)
Year Ended December 31,
2001	2000	1999
(In Thousands)
Provision (benefit) for income taxes at federal statutory rate	$2,113	$(3,379)	$(11,021)
Changes in the valuation allowance related to deferred tax assets, net of rate differential	(3,272)	(12,049)	16,492
Effect of discontinued operations, extraordinary gains, NOL expirations and other on valuation allowance	1,256	15,238	(7,156)
State income taxes, net of federal benefit	55	135	157
Permanent differences	(97)	190	310
Foreign subsidiary loss	-	-	1,375
Provision for income taxes	$55	$135	$157

At December 31, 2001, the Company has regular-tax net operating loss ("NOL") carry forwards of approximately $66 million (approximately $38 million alternative minimum tax NOLs).

10. Redeemable Preferred Stock

Each share of the noncumulative redeemable preferred stock, $100 par value, is convertible into 40 shares of the Company's common stock at any time at the option of the holder; entitles the holder to one vote; and is redeemable at par. The redeemable preferred stock provides for a noncumulative annual dividend of 10%, payable when and as declared.

 11. Stockholders' Deficit

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

Pro forma information regarding net income and earnings per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2001, 2000 and 1999, respectively: risk-free

LSB Industries, Inc.
Notes to Consolidated Financial Statements (continued)

11. Stockholders' Deficit  (continued)

 interest rates of 4.31%, 6.13% and 6.04%; a dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of .95, .55 and .48; and a weighted average expected life of the option of 9.7, 8.1 and 6.9 years.

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

For purposes of pro forma disclosures, the estimated fair value of the qualified and non-qualified stock options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

Year Ended December 31,
2001	2000	1999
(In Thousands, Except Per Share Data)
Net income (loss) applicable to common stock	$5,919	$2,838	$(53,608)

Income (loss) per common share	$.50	$.24	$(4.53)

Qualified Stock Option Plans

In 1981, the Company adopted the 1981 Incentive Stock Option Plan (1,350,000 shares), in 1986, the Company adopted the 1986 Incentive Stock Option Plan (1,500,000 shares), in 1993, the Company adopted the 1993 Stock Option and Incentive Plan (850,000 shares) and in 1998 the Company's adopted the 1998 Stock Option Plan (1,000,000 shares). Under these plans, the Company is authorized to grant options to purchase up to 4,700,000 shares of the Company's common stock to key employees of the Company and its subsidiaries. The 1981 and 1986 Incentive Stock Option Plans have expired and, accordingly, no additional options may be granted from these plans. Options granted prior to the expiration of these plans continue to remain valid thereafter in accordance with their terms. At December 31, 2001, there are 108,000 options outstanding related to these two plans. At December 31, 2001, there are 560,000 options outstanding related to the 1993 Stock Option and Incentive Plan and 987,800 options outstanding relating to the 1998 stock Option and Incentive Plan which continue to be effective. These options become exercisable 20% after one year from date of grant, 40% after two years, 70% after three years, 100% after four years and lapse at the end of ten years.  The exercise price of options to be granted under this plan is equal to the market value of the  Company's common stock at the date of grant. For participants who own 10% or more of the

LSB Industries, Inc.
Notes to Consolidated Financial Statements (continued)

11. Stockholders' Deficit (continued)

 Company's common stock at the date of grant, the option price is 110% of the market value at the date of grant and the options lapse after five years from the date of grant.

Activity in the Company's qualified stock option plans during each of the three years in the period ended December 31, 2001 is as follows:

2001	2000	1999
Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,740,500	$2.69	1,985,500	$2.73	987,500		$4.23
Granted	232,500	2.75	-	-	1,015,500		1.29
Exercised	(20,400)	1.19	-	-	-		-
Canceled, forfeited or expired	(296,800)	4.51	(245,000)	3.02	(17,500)		3.38
Outstanding at end of year	1,655,800	$2.39	1,740,500	$2.69	1,985,500		$2.73

Exercisable at end of year	879,100	$2.98	1,010,100	$3.71	756,250		$4.01

Weighted average fair value of options granted during year		$2.40		NA		$	..71

Outstanding options to acquire 1,641,800 shares of stock at December 31, 2001 had exercise prices ranging from $1.25 to $4.88 per share (865,100 of which are exercisable at a weighted average price of $2.88 per share) and had a weighted average exercise price of $2.33 and remaining contractual life of 6.1 years. The balance of options outstanding at December 31, 2001 had an exercise price of $9.00 per share (all of which are exercisable at a weighted average exercise price of $9.00 per share) and had a remaining contractual life of 1.3 years.

LSB Industries, Inc.
Notes to Consolidated Financial Statements (continued)

11. Stockholders' Deficit  (continued)

Non-Qualified Stock Option Plans

The Company's Board of Directors approved the grants of non-qualified stock options to the Company's outside directors, the President and certain key employees, as detailed below. The option prices are generally based on the market value of the Company's common stock at the dates of grants.

These options have vesting terms and lives specific to each grant but generally vest over 48 months and expire five or ten years from the grant date. In 1993, the Company adopted the 1993 non-employee Director Stock Option Plan (the "Outside Director Plan"). The Outside Director Plan authorizes the grant of non-qualified stock options to each member of the Company's Board of Directors who is not an officer or employee of the Company or its subsidiaries. The maximum number of shares of common stock of the Company that may be issued under the Outside Director Plan is 150,000 shares (subject to adjustment as provided in the Outside Director Plan).

The Company shall automatically grant to each outside director an option to acquire 5,000 shares of the Company's common stock on April 30 following the end of each of the Company's fiscal years in which the Company realizes net income of $9.2 million or more for such fiscal year. The exercise price for an option granted under this plan shall be the fair market value of the shares of common stock at the time the option is granted. Each option granted under this plan to the extent not exercised shall terminate upon the earlier of the termination as a member of the Company's Board of Directors or the fifth anniversary of the date such option was granted. During 2001 and 2000, there were no options granted under this plan. During 1999, the Company granted 120,000 options under the Outside Director Plan.

In 1999, the Board of Directors granted 596,500 stock options that vest over 48 months and have contractual lives of either five or ten years. In 2000, the Board of Directors granted 185,000 to a former employee of the Company to replace the options this individual held prior to leaving the Company. These options were fully vested at the date of grant and 100,000 of these options expire nine years from the date of grant and 85,000 expire seven years from the date of grant. The Company recognized compensation expense amounting to $137,000 in 2000 related to the grant of these shares. In 2001, the Board of Directors granted 102,500 stock options that vest over 48 months and have contractual lives of ten years.

LSB Industries, Inc.
Notes to Consolidated Financial Statements (continued)

11. Stockholders' Deficit (continued)

Activity in the Company's non-qualified stock option plans during each of the three years in the period ended December 31, 2001 is as follows:

2001	2000	1999
Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,175,500	$2.46	1,103,500		$2.36	560,000		$3.82
Granted	102,500	2.73	185,000		2.82	716,500		1.30
Exercised	(15,000)	1.25	-		-	-		-
Surrendered, forfeited, or expired	(55,000)	6.37	(113,000)		2.06	(173,000)		2.70
Outstanding at end of year	1,208,000	$2.32	1,175,500		$2.46	1,103,500		$2.36

Exercisable at end of year	694,400	$2.47	617,900		$2.90	210,900		$3.57

Weighted average fair value of options granted during year		$2.44		$	..64		$	..69

Outstanding options to acquire 1,203,000 shares of stock at December 31, 2001 had exercise prices ranging from $1.25 to $4.54 per share (689,400 of which are exercisable at a weighted average price of $2.45 per share) and had a weighted average exercise price of $2.31 and remaining contractual life of 6.6 years. The balance of options outstanding at December 31, 2001 had an exercise price of $5.36 per share (all of which are exercisable) at a weighted average exercise price of $5.36 per share, and had a remaining contractual life of 5.6 years.

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

LSB Industries, Inc.
Notes to Consolidated Financial Statements (continued)

11. Stockholders' Deficit  (continued)

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

 12. Non-Redeemable Preferred Stock

The 20,000 shares of Series B cumulative, convertible preferred stock, $100 par value, are convertible, in whole or in part, into 666,666 shares of the Company's common stock (33.3333 shares of common stock for each share of preferred stock) at any time at the option of the holder and entitles the holder to one vote per share. The Series B preferred stock provides for annual cumulative dividends of 12% from date of issue, payable when and as declared. At December 31, 2001, $.5 million of dividends ($24 per share) on the Series B preferred stock were in arrears.

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

The Series 2 Preferred is redeemable at the option of the Company, in whole or in part, at prices decreasing annually to $50.00 per share on or after June 15, 2003, plus accrued and unpaid dividends to the redemption date. The redemption price at December 31, 2001 was $50.65 per share. Dividends on the Series 2 Preferred are cumulative and are payable quarterly in arrears. At December 31, 2001, $5.1 million of dividends ($8.125 per share) on the Series 2 Preferred were in arrears.

LSB Industries, Inc.
Notes to Consolidated Financial Statements (continued)

12. Non-Redeemable Preferred Stock (continued)

 The Series 2 Preferred also is exchangeable in whole, but not in part, at the option of the Company on any dividend payment date for the Company's 6.50% Convertible Subordinated Debentures due 2018 (the "Debentures") at the rate of $50.00 principal amount of Debentures for each share of Series 2 Preferred. Interest on the Debentures, if issued, will be payable semiannually in arrears. The Debentures will, if issued, contain conversion and optional redemption provisions similar to those of the Series 2 Preferred and will be subject to a mandatory annual sinking fund redemption of five percent of the amount of Debentures initially issued, commencing June 15, 2003 (or the June 15 following their issuance, if later).

The 1,000,000 shares of Class C preferred stock, designated as Series D 6% cumulative, convertible Class C preferred stock ("Series D Preferred"), have no par value and are convertible, in whole or in part, into 250,000 shares of the Company's common stock (1 share of common stock for 4 shares of preferred stock) at any time at the option of the holder. Dividends on the Series D Preferred are cumulative and payable annually in arrears at the rate of 6% per annum of the liquidation preference of $1.00 per share but will be paid only after accrued and unpaid dividends are paid on the Series 2 Preferred. Each holder of the Series D Preferred shall be entitled to .875 votes per share.

At December 31, 2001, the Company is authorized to issue an additional 3,200 shares of $100 par value preferred stock and an additional 3,371,450 shares of no par value preferred stock. Upon issuance, the Board of Directors of the Company will determine the specific terms and conditions of such preferred stock.

As of December 31, 2001, the Company had reserved approximately $3.6 million shares of common stock issuable upon conversion upon conversion of preferred stock.

13. Commitments and Contingencies

Operating Leases

The Company leases certain property, plant and equipment under non-cancelable operating leases. Future minimum payments on operating leases, including the Nitric Acid Project and Purchase Commitment discussed below with initial or remaining terms of one year or more at December 31, 2001 are as follows:

(In Thousands)
2002	$10,469
2003	10,215
2004	15,274
2005	4,218
2006	9,904
Thereafter	33,837
$83,917

LSB Industries, Inc.
Notes to Consolidated Financial Statements (continued)

13. Commitments and Contingencies (continued)

 Rent expense under all operating lease agreements, including month-to-month leases, was $15,909,000 in 2001, $12,436,000 in 2000 and $8,247,000 in 1999. Renewal options are available under certain of the lease agreements for various periods at approximately the existing annual rental amounts. Rent expense paid to related parties was $45,000 in 2001, 2000 and 1999.

Nitric Acid Project

The Company's wholly owned subsidiary, EDNC, operates a nitric acid plant (the "Baytown Plant") at Bayer's Baytown, Texas chemical facility in accordance with a series of agreements with Bayer Corporation ("Bayer") (collectively, the "Bayer Agreement"). Under the Bayer Agreement, EDNC converts ammonia supplied by Bayer into nitric acid based on a cost plus arrangement. Under the terms of the Bayer Agreement, EDNC is leasing the Baytown Plant pursuant to a leveraged lease from an unrelated third party with an initial lease term of ten years. The schedule of future minimum payments on operating leases above includes $7,665,000 in 2002, $7,666,000 in 2003, $13,001,000 in 2004, $2,250,000 in 2005, $8,175,000 in 2006, and $25,282,000 after 2006 related to lease payments on the EDNC Baytown Plant. Upon expiration of the initial ten-year term, the Bayer Agreement may be renewed for up to six renewal terms of five years each; however, prior to each renewal period, either party to the Bayer Agreement may opt against renewal. EDNC's ability to perform on its lease commitments is contingent upon Bayer's performance under the Bayer Agreement. A subsidiary of the Company has guaranteed the performance of EDNC's obligations under the Bayer Agreement.

Purchase and Sales Commitments

In June 2001, the Company reached an agreement with its supplier of anhydrous ammonia whereby the former long-term purchase commitment was terminated effective June 30, 2001. Under the new agreement, the Chemical Business will purchase 100% of its requirements, whatever the Company may determine them to be, excluding any amounts supplied by others for tolling at market price plus transportation to the Chemical Business Facility in El Dorado, Arkansas. See Note 17 -- Inventory Write-down and Benefit From Termination of (Loss on) Firm Sales and Purchase Commitments. The Company also enters into agreements with suppliers of raw materials which require the Company to provide finished goods in exchange therefore. The Company did not have a significant commitment to provide finished goods with its suppliers under these exchange agreements at December 31, 2001.

In 1995, a subsidiary of the Company entered into a product supply agreement with a third party whereby the subsidiary is required to make monthly facility fee and other payments which aggregate $79,068. In return for this payment, the subsidiary is entitled to certain quantities of compressed oxygen produced by the third party. Except in circumstances as defined by the agreement, the monthly payment is payable regardless of the quantity of compressed oxygen used by the subsidiary. The term of this agreement, which has been included in the above minimum operating lease commitments, is for a term of 15 years; however, the subsidiary can currently terminate the agreement without cause at a cost of approximately $4.5 million. Based on the subsidiary's estimate of compressed oxygen demands of the plant, the cost of the oxygen

LSB Industries, Inc.
Notes to Consolidated Financial Statements (continued)

13. Commitments and Contingencies (continued)

 under this agreement is expected to be favorable compared to floating market prices. Purchases under this agreement aggregated $959,000, $933,000, and $912,000 in 2001, 2000, and 1999, respectively. At December 31, 2001, the Company has a standby letter of credit outstanding related to its Climate Control Business of approximately $1 million.

Effective October 1, 2001, the Company's subsidiary, Cherokee Nitrogen Company ("CNC") entered into a long term 83% ammonium nitrate solution supply agreement with a third party ("Solution Agreement"). Under the Solution Agreement, CNC will supply to the third party its requirements of 83% ammonium nitrate solution from CNC's Cherokee, Alabama manufacturing plant for a term of no less than five (5) years on a cost plus basis.

On November 1, 2001, the Company's subsidiary, El Dorado Chemical Company ("EDC") entered into a long term cost-plus industrial grade ammonium nitrate supply agreement ("Supply Agreement") with a third party. Under the Supply Agreement, EDC will supply from it's El Dorado, Arkansas plant approximately 200,000 tons of industrial grade ammonium nitrate per year, which is approximately 90% of  the plant's manufacturing capacity for that product, for a term of no less than five (5) years.

 Legal Matters

Following is a summary of certain legal actions involving the Company:

A. In 1987, the U.S. Environmental Protection Agency ("EPA") notified one of the Company's former subsidiaries, along with numerous other companies, of potential responsibility for clean-up of a waste disposal site in Oklahoma. In 1990, the EPA added the site to the National Priorities List. Following the remedial investigation and feasibility study, in 1992 the Regional Administrator of the EPA signed the Record of Decision ("ROD") for the site. The ROD detailed EPA's selected remedial action for the site and estimated the cost of the remedy at $3.6 million. In 1992, the Company's subsidiary made settlement proposals which would have entailed a collective payment by the subsidiaries of $47,000. The site owner rejected this offer and proposed a counteroffer of $245,000 plus a reopener for costs over $12.5 million. The EPA rejected the Company's subsidiary's offer, allocating 60% of the cleanup costs to the potentially responsible parties and 40% to the site operator. The EPA estimated the total cleanup costs at $10.1 million as of February 1993. The site owner rejected all settlements with the EPA, after which the EPA issued an order to the site owner to conduct the remedial design/remedial action approved for the site. In August 1997, the site owner issued an "invitation to settle" to various parties, alleging the total cleanup costs at the site may exceed $22 million. No legal action has yet been filed. The amount of the cost associated with the clean-up of the site is unknown due to continuing changes in the estimated total cost of clean-up of the site and the percentage of the total waste which was alleged to have been contributed to the site by the former subsidiary of the Company. This liability was assumed as of May 4, 2000, by the purchaser of the Automotive Business, and certain of the Company's subsidiaries received an indemnification by the purchaser

  LSB Industries, Inc.
  Notes to Consolidated Financial Statements (continued)

13. Commitments and Contingencies (continued)

of the Automotive Business. In March, 2001, the Company sold to the purchaser of the Automotive Business all of the stock of the corporate entity that formerly comprised the Automotive Business. Accordingly, the Company believes that to the extent that its former Automotive Business is ultimately determined to be a contributor to the site, if at all, the Company may again become a responsible party.

B. The Company and its operations are subject to numerous environmental laws ("Environmental Laws") and to other federal, state and local laws regarding health and safety matters ("Health Laws"). In particular, the manufacture and distribution of chemical products are activities which entail environmental risks and impose obligations under the Environmental Laws and the Health Laws, many of which provide for substantial fines and criminal sanctions for violations. There can be no assurance that material costs or liabilities will not be incurred by the Company in complying with such laws or in paying fines or penalties for violation of such laws. The Environmental Laws and Health Laws and enforcement policies thereunder relating to the Chemical Business have in the past resulted, and could in the future result, in penalties, cleanup costs, or other liabilities relating to the handling, manufacture, use, emission, discharge or disposal of pollutants or other substances at or from the Company's facilities or the use or disposal of certain of its chemical products. Significant expenditures have been incurred by the Chemical Business at the El Dorado Facility in order to comply with the Environmental Laws and Health Laws. The Chemical Business could be required to make significant additional site or operational modifications at the El Dorado Facility, involving substantial expenditures.

The Chemical Business entered into a consent administrative order with the Arkansas Department of Environmental Quality ("ADEQ") in August, 1998 (the "Wastewater Consent Order"). The Wastewater Consent Order recognized the presence of nitrate contamination in the shallow groundwater and required installation of an interim groundwater bioremediation treatment system. The bioremediation was not successful in achieving denitrification. The Chemical Business prepared a report to the ADEQ regarding field testing of the shallow groundwater with a plan for quarterly sampling of the monitor wells. Upon completion of the waste minimization activities referenced below, a final remedy for groundwater contamination will be selected, based on an evaluation of risk. There are no known users of groundwater in the area, and preliminary risk assessments have not identified any risk that would require additional remediation. There can be no assurance that the risk assessment will be approved by the ADEQ, or that further work will not be required. The Wastewater Consent Order included a $183,700 penalty assessment, of which $125,000 is being satisfied over five years at expenditures of $25,000 per year for waste minimization activities.

The Wastewater Consent Order also required certain improvements in the wastewater collection and treatment system to be completed by October 2001. In September 2001, ADEQ proposed and the Company's subsidiary agreed that in lieu of the Wastewater Consent Order, ADEQ will issue a renewal permit establishing new, more restrictive effluent limits. The Company believes that the new permit will establish new deadlines, which the Company's subsidiary believes will allow a minimum of three years for the El Dorado plant to come into compliance with the new

LSB Industries, Inc.
Notes to Consolidated Financial Statements (continued)

13. Commitments and Contingencies (continued)

 limits. Alternative methods for meeting these requirements are continuing to be examined by the Chemical Business. The Company believes, although there can be no assurance, that any such new effluent limits would not have a material adverse effect on the Company; however, should the facility be unable to operate in compliance with the new limits, such would have a material adverse effect upon the financial position and operating results of the Company and may result in the recognition of impairment of certain long-lived assets.

The wastewater program is not yet finally determined but is currently expected to require future capital expenditures of approximately $2 to $3 million over a period of years. Discussions for securing financing are currently underway.

In September, 2001, the large equalization pond located at the Chemical Business' El Dorado, Arkansas manufacturing facility was drained to accommodate repairs to a corroded underground discharge pipe. This event began when a hole developed in the pond's discharge pipe, allowing the release of water up stream of the permitted outfall. It was determined to allow water to be released through the valve into the permitted discharge to avoid erosion of a levy, to permit monitoring and sampling of discharged water, and to direct the discharge to the permitted outfall. No adverse environmental conditions were noted at the discharge, however, the sustained discharge was allegedly out of compliance with the mass effluent limits curtained in the permit. The ADEQ has offered a civil penalty for this event of $190,000 by means of a proposed Consent Administrative Order. The Chemical Business believes that the proposed penalty amount is far in excess of the amount warranted and has requested further discussions with the ADEQ regarding a proposed civil penalty applicable to this discharge event.

In February, 2002, Slurry Explosive Corporation ("Slurry") received a proposed consent administrative order ("Slurry Consent Order") from the Kansas Department of Health and Environment ("KDHE"), regarding Slurry's Hallowell, Kansas manufacturing facility ("Hallowell Facility"). The proposed Slurry Consent Order states that there exists soil and groundwater contamination, and there exists surface water contamination in the lake adjacent to the Hallowell Facility. There are no known users of the groundwater in the area. The adjacent lake is used for fishing. The Slurry Consent Order also provides that Slurry has not verified the presence of such contaminants. Under the terms of the draft Slurry Consent Order, Slurry would be required a) to submit an environmental assessment work plan to the KDHE for review and approval, b) to agree with the KDHE as to any required corrective actions to be performed at the Hallowell Facility, and c) to provide reports to the KDHE, all of the preceding in accordance with the time frames and formats required in the Slurry Consent Order. The Company believes, although there can be no assurance, that compliance by Slurry with the anticipated Slurry Consent Order would not have a material adverse effect on the Company.

From March, 2001, through January, 2002, the Chemical Business experienced eleven alleged air emissions violations. One of the alleged violations involved a malfunctioning continuous air emissions monitor, one of the alleged violations was based a typographical error, six of the

LSB Industries, Inc.
Notes to Consolidated Financial Statements (continued)

13.  Commitments and Contingencies (continued)

 alleged violations involved air emissions point source tests that were allegedly performed in a manner not in compliance with testing procedures, two of the alleged violations involved tests that failed to meet emissions criteria, and one of the alleged violations involved the simultaneous operation of two boilers which is not permitted under the air permit. The Chemical Business and the ADEQ have been in negotiations regarding applicable penalties for certain of these violations. On March 5, 2002, the Chemical Business received a letter from the ADEQ outlining the above alleged violations which based on past experience, is, as a preliminary step to proposing a Consent Administrative Order. The Chemical Business anticipates that it will enter into a Consent Administrative Order with the ADEQ to resolve the above alleged violations. The Chemical Business also anticipates requesting administrative changes to its air permit to avoid future difficulties in complying with testing procedures.

C. Due to certain alleged violations of explosives storage and related regulations, in February 2002, the government regulator of explosives companies, Bureau of Alcohol, Tobacco and Firearms ("BATF"), issued an order revoking the manufacturing license of Slurry Explosive Corporation ("Slurry"), a subsidiary of ClimaChem and the Company, for its Hallowell, Kansas facility ("Hallowell Facility") to produce certain explosives products and confiscated certain high explosives inventory. The license revocation order was upheld by an administrative law judge after an administrative trial. Slurry is currently reviewing its legal alternatives regarding the license revocation. In addition, Slurry and the Company has received a grand jury subpoena from the U.S. Attorney's office of Wichita, Kansas requesting business records of Slurry. Slurry is complying with such subpoena. A different subsidiary of the Company in the explosive business has filed an application with the BATF to obtain a manufacturing license for the Hallowell Facility. There is no assurance that the subsidiary will be able to obtain such license. Since February 2002, Slurry continued to manufacture certain non-explosive products at its Hallowell Facility. The Company  has other production facilities where it can produce some explosives products to service its customers. It is not presently known whether the Company will be allowed to resume use of all of its long-lived asset (net book value of $2.7 million as of December 31, 2001) and be able to fully realize its remaining non-explosives inventory amounting to $1.7 million as of December 31, 2001. The ultimate outcome of this matter is not presently known. For the year ended December 31, 2001 the Company recognized a loss of $250,000 related to inventory existing at December 31, 2001, not presently expected to be recovered. The estimate of ultimate loss associated with this matter may change in the near term and such amount may be material. Slurry's sales for the years ended December 31, 2001, 2000 and 1999 were approximately $21.8, $18.2 and $15.8 million, respectively.

LSB Industries, Inc.
Notes to Consolidated Financial Statements (continued)

13.  Commitments and Contingencies (continued)

The Company has several contingencies, including those set forth above, that could impact its liquidity in the event that the Company is unsuccessful in defending against the claimants or possible claimants. Although management does not anticipate that these claims or possible claims will result in substantial adverse impacts on its liquidity, it is not possible to determine the ultimate outcome.

 Other

In 1989 and 1991, the Company entered into severance agreements with certain of its executive officers that become effective after the occurrence of a change in control, as defined, if the Company substantially changes or terminates the officer's employment or if the officer becomes incapacitated. These agreements require the Company to pay the executive officers an amount equal to 2.9 times their average annual base compensation, as defined, upon such termination. As of December 31, 2001, severance payments required would amount to $4.3 million.

The Company has retained certain risks associated with its operations, choosing to self-insure up to various specified amounts under its health program. The Company reviews the program on at least a quarterly basis to balance the cost/benefit between its coverage and retained exposure and has accrued its share of the estimated liability.

 14. Employee Benefit Plan

The Company sponsors a retirement plan under Section 401(k) of the Internal Revenue Code under which participation is available to substantially all full-time employees. The Company does not presently contribute to this plan except for EDC union employees and EDNC employees.

 15. Fair Value of Financial Instruments

The following discussion of fair values is not indicative of the overall fair value of the Company's assets and liabilities since the provisions of the SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," do not apply to all assets, including intangibles.

As of December 31, 2001 and 2000, due to their short term nature, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximated their estimated fair values.

Carrying values for variable rate borrowings of $42.5 million and $43.5 million are believed to approximate their fair value as of December 31, 2001 and 2000, respectively. As of December 31, 2001 and 2000, carrying values of fixed rate debt which aggregated $89.2 million and $92.5 million, respectively, had estimated fair values of approximately $55 million and $43.1 million, respectively. Fair values for fixed rate borrowings, other than the Notes, are estimated using a discounted cash flow analysis that applies interest rates currently being offered on borrowings of similar amounts and terms to those currently outstanding while also taking into consideration the Company's current credit worthiness. Fair value of the Notes is based on market quotations obtained at December 31.

LSB Industries, Inc.
Notes to Consolidated Financial Statements (continued)

16. Gains on Sales of Property and Equipment
On October 31, 2000 a subsidiary of the Company, which is not a subsidiary of ClimaChem, acquired a chemical plant for the purpose of indirectly expanding its geographical marketing area. This plant, located at Crystal City, Missouri ("Crystal City Plant"), was shut down concurrent with the purchase thereof. In July 2001, the Crystal City Plant was dismantled for parts and the land was sold to a third party for approximately $4 million. The Company recognized a gain on the sale of the Crystal City Plant of approximately $3.3 million.

On November 1, 2001, a subsidiary of the Company sold a significant portion of its explosives distribution assets. The total sales price for the distribution sites was $3.5 million. The Company recognized a gain on the sale of these assets of approximately $2.7 million.

 17. Inventory Write-Down and Benefit From Termination of (Loss on) Firm Sales and Purchase Commitments

In June 2001, the Company reached an agreement with its supplier of anhydrous ammonia whereby the former long-term purchase commitment was terminated effective June 30, 2001. Under the new agreement, the Chemical Business purchases 100% of its requirements of purchased ammonia at market price plus transportation to the Chemical Business Facility in El Dorado, Arkansas through December 2002.

As consideration to terminate the prior above-market priced take-or-pay purchase commitment which provided, among other things, for a market price based on natural gas and required minimum monthly purchase volumes, the Chemical Business agreed to pay the supplier a one-time settlement fee. The remaining accrued liability as of June 30, 2001, associated with the above-market purchase commitment, net of the one-time settlement fee, was eliminated resulting in a gain on termination of the purchase commitment of $2.3 million that was in 2001. The supplier also agreed to refund the Chemical Business up to $.7 million contingent on minimum monthly purchase volumes for which the Chemical Business recognized an additional gain on termination of the purchase commitment of $.4 million during the six-month period ended December 31, 2001. For the first six months of 2001, the Company realized, through cost of goods sold, approximately $2.1 million of the accrued liability previously established for loss on the former firm purchase commitment.

Prior to the termination discussed above, the Chemical Business had a firm commitment to purchase anhydrous ammonia pursuant to the terms of a supply contract that were higher than the then current market spot price. As a result, in 2000 and 1999, a subsidiary of the Company recorded loss provisions for anhydrous ammonia required to be purchased during the remainder of the contract aggregating approximately $2.5 and $8.4 million, respectively. During 2001 and 1999, the Company's Chemical Business also wrote down the carrying value of certain nitrate- based inventories by approximately $1 million and $1.6 million, respectively which is included in cost of sales in the accompanying consolidated statement of operations.
Also in 2000, the Company entered into forward sales commitments with customers for deliveries in 2001 which ultimately were at prices below the Company's costs as of December 31, 2000. In connection therewith, the Company recognized a loss on these sales commitments in 2000 of $.9 million.

LSB Industries, Inc.
Notes to Consolidated Financial Statements (continued)

18. Business Interruption Insurance Recovery

 In 2000, a nitric acid plant ("Baytown Plant") operated by El Dorado Nitric Company ("EDNC"), a subsidiary of ClimaChem and the Company, experienced a mechanical failure resulting in an interruption of production. To supply nitric acid to EDNC's customers during the interruption, EDNC purchased nitric acid produced by a subsidiary of the Company, El Dorado Chemical Company ("EDC"), as well as from third party producers. The repairs to the Baytown Plant were completed in January 2001.

Because EDC increased its production in nitric acid to supply EDNC during the interruption, this increase negatively impacted its capability to produce agricultural products to be sold during 2001 spring season. Therefore the Company received and recognized a business interruption insurance recovery of approximately $1.6 million during 2001 which is classified as a reduction of cost of sales in the accompanying consolidated statement of operations for 2001.

19. Business Combination

 On October 31, 2000, the Company acquired two plants previously owned and operated by LaRoche Industries, Inc. ("LaRoche") through an asset purchase agreement involving Orica, USA, who acquired other operating assets of LaRoche, for approximately $3.0 million. The acquisition by LSB subsidiaries, which are not subsidiaries of ClimaChem, included inventory, spare parts, precious metals and an operating nitrogen-based products plant in Cherokee, Alabama (the "Cherokee Plant") and the Crystal City Plant which was sold in July 2001. (See Note 16-Gains on Sales of Property and Equipment). The Cherokee Plant, which produces solid and liquid fertilizer products and anhydrous ammonia, had unaudited sales for thenine months ended September 30, 2000, and the year ended December 31, 1999, of $30.0 million and $32.3 million, respectively. The Cherokee Plant also had an unaudited operating loss before selling, general and administrative expense for the nine months ended September 30, 2000 and for the year ended December 31, 1999, of $.1 million and $2.4 million, respectively. On a proforma basis, giving effect to this acquisition as if it occurred on January 1, 1999 the Company would have reported the following operating results for the years ended December 31, 2000 and 1999:

LSB Industries, Inc.
Notes to Consolidated Financial Statements (continued)

19. Business Combination (continued)

2000	1999
(unaudited)
(in millions, except per share amounts)
Revenues from businesses continuing	$329.9	$287.5

Loss from continuing operations before extraordinary item	$(10.9)	$(33.9)

Earnings per share from continuing operations before extraordinary item applicable to common stock	$(1.14)	$(3.15)

20. Segment Information

Factors used by Management to Identify the Enterprise's Reportable Segments and Measurement of Segment Profit or Loss and Segment Assets

 LSB Industries, Inc. has two continuing reportable segments: the Chemical Business and Climate Control Business. The Company's reportable segments are based on business units that offer similar products and services. The reportable segments are each managed separately because they manufacture and distribute distinct products with different production processes.

Since total assets and net sales relating to the Industrial Products Business have been less than 5% of consolidated amounts for 2001, 2000 and 1999, the Industrial Products Business is no longer presented as a reportable segment.

The Company evaluates performance and allocates resources based on operating profit or loss. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Description of each Reportable Segment

Chemical

This segment manufactures and sells fertilizer grade ammonium nitrate and urea ammonia nitrate for the agriculture industry, explosive grade ammonium nitrate and solutions for the mining industry and concentrated, blended and mixed nitric acid for industrial applications. The Company's primary manufacturing facilities are located in El Dorado, Arkansas, Baytown, Texas and Cherokee, Alabama. Sales to customers of this segment primarily include farmers, ranchers and dealers in the Central, South Central and Southeast regions of the United States, explosives distributors in Kentucky, Missouri, Texas, Oklahoma and West Virginia and industrial users of acids in the South and East regions of the United States. In addition to the industrial grade ammonium nitrate products, EDC's Arkansas plant has manufacturing capacity for approximately 250,000 tons per year of agricultural grade ammonium nitrate products, 90,000 tons per year of concentrated nitric acid, and 100,000 tons per year of sulfuric acid.

The Chemical Business is subject to various federal, state and local environmental regulations. Although the Company has designed policies and procedures to help reduce or minimize the likelihood of significant chemical accidents and/or environmental contamination, there can be no assurances that the Company will not sustain a significant future operating loss related thereto.

LSB Industries, Inc.
Notes to Consolidated Financial Statements (continued)

20. Segment Information (continued)

Climate Control

This business segment manufactures and sells, primarily from its various facilities in Oklahoma City, a variety of hydronic fan coil, water source heat pump products and other HVAC products for use in commercial and residential air conditioning and heating systems. The Company's various facilities in Oklahoma City comprise substantially all of the Climate Control segment's operations. Sales to customers of this segment primarily include original equipment manufacturers, contractors and independent sales representatives located throughout the world.

 Credit Risk

 Sales to contractors and independent sales representatives are generally secured by a mechanics lien in the Climate Control Business. Other sales are generally unsecured. Credit is extended to customers based on an evaluation of the customer's financial condition and other factors. Credit losses are provided for in the financial statements based on historical experience and periodic assessment of outstanding accounts receivable, particularly those accounts which are past due. The Company's periodic assessment of accounts and credit loss provisions is based on the Company's best estimate of amounts which are not recoverable. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer bases, and their dispersion across many different industries and geographic areas. As of December 31, 2001 and 2000, the Company's accounts receivable are shown net of allowance for doubtful accounts of $2.5 million and $3.1 million, respectively. Notes receivable included in other assets are shown net of allowance for doubtful accounts of $13.7 million and $13.8 million as of December 31, 2001 and 2000, respectively.

LSB Industries, Inc.
Notes to Consolidated Financial Statements (continued)

20. Segment Information (continued)

 Information about the Company's continuing operations in different industry segments for each of the three years in the period ended December 31, 2001 is detailed below.

2001	2000	1999
(In Thousands)
Net sales:
Businesses continuing:
Chemical:
Agricultural Products	$60,742	$40,671	$33,398
Explosives	76,632	51,679	50,712
Industrial Acids	54,406	57,289	44,044
Total Chemical	$191,780	$149,639	$128,154

Climate Control:
Water Source heat pumps	61,134	54,242	51,292
Hydronic fan coils	61,397	61,111	57,133
Other HVAC products	15,904	15,221	8,630
Total Climate Control	138,435	130,574	117,055
Other	6,415	10,407	9,027
Business disposed of - Chemical	-	-	7,461
	$336,630	$290,620	$261,697
Gross profit:
Businesses continuing:
Chemical	$17,564	$15,240	$13,532
Climate Control	37,890	34,475	35,467
Other	1,877	2,839	1,757
	$57,331	$52,554	$50,756
Operating profit (loss):
Businesses continuing:
Chemical	$5,901	$1,877	$1,325
Climate Control	12,500	10,961	9,751
	18,401	12,838	11,076
Business disposed of-- Chemical	-	-	(1,632)
	18,401	12,838	9,444
General corporate expenses and other business operations, net	(7,554)	(4,721)	(10,956)
Interest expense:
Business disposed of	-	-	(326)
Businesses continuing	(14,114)	(15,377)	(15,115)
Loss on business disposed of	-	-	(1,971)
Gains on sales of property and equipment	6,615	-	-
Benefit from termination of (provision for loss on) firm sales and purchase commitments	2,688	(3,395)	(8,439)
Provision for impairment on long-lived assets	-	-	(4,126)
Income (loss) from continuing operations before provision for income taxes and extraordinary gain	$6,036	$(10,655)	$(31,489)

LSB Industries, Inc.
Notes to Consolidated Financial Statements (continued)

20. Segment Information (continued)

2001	2000	1999
(In Thousands)
Depreciation of property, plant and equipment:
Businesses continuing:
Chemical	$7,013	$6,576	$7,102
Climate Control	2,421	2,174	1,901
Corporate assets and other	671	463	746
Total depreciation of property, plant and equipment	$10,105	$9,213	$9,749

Additions to property, plant and equipment:
Businesses continuing:
Chemical	$6,245	$4,191	$3,670
Climate Control	1,144	3,180	7,147
Corporate assets and other	57	365	155
Total additions to property, plant and equipment	$7,446	$7,736	$10,972

Total assets:
Businesses continuing:
Chemical	$103,774	$109,672	$93,482
Climate Control	61,143	65,516	65,521
Corporate assets and other	14,068	17,707	29,632
Total assets	$178,985	$192,895	$188,635

LSB Industries, Inc.
Notes to Consolidated Financial Statements (continued)

Revenues by industry segment include revenues from unaffiliated customers, as reported in the consolidated financial statements. Intersegment revenues, which are accounted for at transfer prices ranging from the cost of producing or acquiring the product or service to normal prices to unaffiliated customers, are not significant.

Gross profit by industry segment represents net sales less cost of sales. Operating profit by industry segment represents revenues less operating expenses. In computing operating profit from continuing operations, none of the following items have been added or deducted: gains on sales of property and equipment, general corporate expenses, income taxes, interest expense, provision for loss on (benefit from termination of) firm sales and purchase commitments, provision for impairment on long-lived assets, results from discontinued operations or businesses disposed of or extraordinary gains.

 20. Segment Information (continued)

 Identifiable assets by industry segment are those assets used in the operations of each industry. Corporate assets are those principally owned by the parent company or by subsidiaries not involved in the three identified industries.

Information about the Company's domestic and foreign operations from continuing operations for each of the three years in the period ended December 31, 2001 is detailed below:

Geographic Region	2001	2000	1999
(In Thousands)
Sales:
Businesses continuing:
Domestic	$333,569	$283,916	$250,625
Foreign	3,061	6,704	3,611
	336,630	290,620	254,236
Foreign business disposed of	-	-	7,461
	$336,630	$290,620	$261,697

Income (loss) from continuing operations before provision for income taxes and extraordinary gain:
Businesses continuing:
Domestic	$6,107	$(10,323)	$(27,113)
Foreign	(71)	(332)	(447)
	6,036	(10,655)	(27,560)
Foreign business disposed of	-	-	(1,958)
Gain (loss) on disposal of businesses	-	-	(1,971)
	-	-	(3,929)
	$6,036	$(10,655)	$(31,489)

Long-lived assets:
Businesses continuing:
Domestic	$76,677	$80,882	$83,811
Foreign	2	2	3
	$76,679	$80,884	$83,814

LSB Industries, Inc.
Notes to Consolidated Financial Statements (continued)

20. Segment Information (continued)

 Revenues by geographic region include revenues from unaffiliated customers, as reported in the consolidated financial statements. Revenues earned from sales or transfers between affiliates in different geographic regions are shown as revenues of the transferring region and are eliminated in consolidation.

Revenues from unaffiliated customers include foreign export sales as follows:

Geographic Area	2001	2000	1999
(In Thousands)
Mexico and Central and
South America	$1,331	$862	$1,261
Canada	7,504	5,953	6,125
Middle East	1,609	3,697	4,431
Other	3,936	3,592	4,816
	$14,380	$14,104	$16,633

Major Customer

Sales to one customer, Bayer Corporation ("Bayer") of the Company's Chemical Business segment represented approximately 13% of total revenues of the Company for 2000. There were no customers with sales of more than 10% of the Company's total revenues for 2001 and 1999. As discussed in Note 13 - Commitments and Contingencies, under the terms of the Bayer Agreement, Bayer will purchase, from a subsidiary of the Company, all of its requirements for nitric acid to be used at the Baytown, Texas facility for an initial ten-year term ending May 2009.

LSB Industries, Inc.
Supplementary Financial Data
Quarterly Financial Data (Unaudited)
(In Thousands, Except Per Share Amounts)

Three months ended
March 31	June 30	September 30	December 31
2001
Total revenues	$87,017	$98,846	$80,661	$80,107
Gross profit on net sales	$14,416	$19,146	$10,490	$13,279
Income ( loss) from continuing operations before extraordinary gain	$(1,123)	$5,233	$(1,833)	$3,704
Extraordinary gain (loss)	$30	$-	$2,566	$(20)
Net income (loss)	$(1,093)	$5,233	$733	$3,684
Net income (loss) applicable to common stock	$(1,660)	$4,666	$166	$3,118

Earnings (loss) per common share:
Basic:
Income (loss) from continuing operations before extraordinary gain	$(.14)	$.39	$(.21)	$.26

Extraordinary gain	$-	$-	$.22	$-
Net income (loss) applicable to common stock	$(.14)	$.39	$.01	$.26

Diluted:
Income (loss) from continuing operations before extraordinary gain	$(.14)	$.33	$(.21)	$.23
Extraordinary gain	$-	$-	$.22	$-
Net income (loss) applicable to common stock	$(.14)	$.33	$.01	$.23

2000
Total revenues	$70,883	$77,483	$69,951	$77,933
Gross profit on net sales	$15,930	$15,039	$11,246	$10,339
Income (loss) from continuing operations before extraordinary gain	$252	$(2,679)	$(2,952)	$(5,411)
Net loss from discontinued operations	$-	$-	$(579)	$(2,522)
Extraordinary gain	$-	$13,244	$3,952	$2,890
Net income (loss)	$252	$10,565	$421	$(5,043)
Net income (loss) applicable to common stock	$(543)	$9,772	$(195)	$(5,610)

Earnings (loss) per common share:
Basic and diluted:
Loss from continuing operations before extraordinary gain	$(.05)	$(.30)	$(.32)	$(.47)
Net loss from discontinued operations	$-	$-	$(.05)	$(.21)
Extraordinary gain	$-	$1.12	$.35	$.22
Net income (loss) applicable to common stock	$(.05)	$.82	$(.02)	$(.46)

LSB Industries, Inc.
Supplementary Financial Data
Quarterly Financial Data (Unaudited) (continued)

In the third quarter of 2001, the Company sold certain property and equipment including a chemical plant site located at Crystal City, Missouri and recognized a gain of approximately $3.3 million. In the fourth quarter of 2001, the Company also sold certain property and equipment including a significant portion of its explosives distribution business and recognized a gain of approximately $2.7 million.

During the fourth quarter of 2001, the Company received approximately $1.2 million from its supplier of anhydrous ammonia relating to excess pipeline charges previously billed to the Company. This amount is classified as a reduction of cost of sales.

During the third and fourth quarters of 2001, the Company wrote down the carrying value of certain nitrate-based inventories by approximately $.7 million and $.3 million, respectively.

The Company recorded a benefit from termination of firm purchase commitments of $2.3 million and $.4 million in the second and fourth quarters of 2001, respectively compared to provisions for losses on firm sales and purchase commitments of $1.5 million, $1.0 million and $.9 million in the first, second and fourth quarters of 2000, respectively.

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

The Company repurchased approximately $4.5 million of Senior Notes in the third quarter of 2001 and recognized a gain of approximately $2.6 million. The Company repurchased approximately $19.2 million, $6.0 million and $4.5 million of Senior Notes in the second, third and fourth quarters of 2000, respectively, and recognized a gain of approximately $13.2 million, $4.0 million and $2.9 million, respectively.

LSB Industries, Inc.
Schedule II - Valuation and Qualifying Accounts
Years ended December 31, 2001, 2000 and 1999
(Dollars in Thousands)

Description	Balance at Beginning of Year	Additions Charges (Recoveries) to Costs and Expenses	Deductions Write-offs/ Costs Incurred	Balance at End of Year
Accounts receivable - allowance for doubtful accounts (1):
2001	$3,077	$81	$617	$2,541

2000	$1,713	$1,974	$610	$3,077

1999	$2,085	$812	$1,184	$1,713
Inventory-reserve for slow-moving items (1):
2001	$1,291	$60	$119	$1,232

2000	$1,450	$-	$159	$1,291

1999	$814	$695	$59	$1,450
Notes receivable-allowance for doubtful accounts (1):
2001	$13,787	$-		$132	$13,655

2000	$15,414	$1,001	(2)	$2,628	$13,787

1999	$6,502	$8,931		$19	$15,414

LSB Industries, Inc.
Schedule II - Valuation and Qualifying Accounts (continued)
Years ended December 31, 2001, 2000 and 1999
(Dollars in Thousands)

Description	Balance at Beginning of Year	Additions Charged to (Recoveries) to Costs and Expenses	Deductions Write-offs/ Costs Incurred	Balance at End of Year
Accrual for plant turnaround:
2001	$1,848	$2,946	$3,052	$1,742

2000	$1,299	$1,922	$1,373	$1,848

1999	$1,104	$1,421	$1,226	$1,299

(1).  Deducted in the balance sheet from the related assets to which the reserve applies.

(2).  Amount includes $2.6 million in allowance for the notes received from DLT related to the debt guarantees that the Company was required to fund and is included in loss on discontinued operations.

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

4.10. Specimen of Certificate of Series D 6% Cumulative, Convertible Class C Preferred Stock which the Company hereby incorporates by reference from Exhibit 4.1 to the Company's Form 10-Q for the fiscal quarter ended September 30, 2001.

10.1. Form of Death Benefit Plan Agreement between the Company and the employees covered under the plan, which the Company hereby incorporates by reference from Exhibit 10(c) (1) to the Company's Form 10-K for the year ended December 31, 1980.

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

10.11. Third Amendment to Lease Agreement, dated as of December 31, 1987, between Mac Venture, Ltd. and Hercules Energy Mfg. Corporation, which the Company hereby incorporates by reference from Exhibit 10.49 to the Company's Form 10-K for fiscal year ended December 31, 1988.

10.12. Employment Agreement and Amendment to Severance Agreement dated January 12, 1989 between the Company and Jack E. Golsen, dated March 21, 1996 which the Company hereby incorporates by reference from Exhibit 10.15 to the Company's Form 10-K for fiscal year ended December 31, 1995.

10.13. Non-Qualified Stock Option Agreement, dated June 1, 1992, between the Company and Robert C. Brown, M.D. which the Company hereby incorporates by reference from Exhibit 10.38 to the Company's Form 10-K for fiscal year ended December 31, 1992. The Company entered into substantially identical agreements with Bernard G. Ille and C.L. Thurman, and the Company will provide copies thereof to the Commission upon request.

10.14. Loan and Security Agreement (DSN Plant) dated October 31, 1994 between DSN Corporation and The CIT Group which the Company hereby incorporates by reference from Exhibit 10.1 to the Company's Form 10-Q for the fiscal quarter ended September 30, 1994.

10.15. Loan and Security Agreement (Mixed Acid Plant) dated April 5, 1995 between DSN Corporation and The CIT Group, which the Company hereby incorporates by reference from Exhibit 10.25 to the Company's Form 10-K for the fiscal year ended December 31, 1994.

10.16. First Amendment to Loan and Security Agreement (DSN Plant), dated June 1, 1995, between DSN Corporation and The CIT Group/Equipment Financing, Inc. which the Company hereby incorporates by reference from Exhibit 10.13 to the ClimaChem Form S-4 Registration Statement, No. 333-44905.

10.17. First Amendment to Loan and Security Agreement (Mixed Acid Plant), dated November 15, 1995, between DSN Corporation and The CIT Group/Equipment Financing, Inc. which the Company hereby incorporates by reference from Exhibit 10.15 to the ClimaChem Form S-4 Registration Statement, No. 333-44905.

10.18. Loan and Security Agreement (Rail Tank Cars), dated November 15, 1995, between DSN Corporation and The CIT Group/Equipment Financing, Inc. which the Company hereby incorporates by reference from Exhibit 10.16 to the ClimaChem Form S-4 Registration Statement, No. 333-44905.

10.19. First Amendment to Loan and Security Agreement (Rail Tank Cars), dated November 15, 1995, between DSN Corporation and The CIT Group/Equipment Financing, Inc. which the Company hereby incorporates by reference from Exhibit 10.17 to the ClimaChem Form S-4 Registration Statement, No. 333-4905.

10.20. Letter Amendment, dated May 14, 1997, to Loan and Security Agreement between DSN Corporation and The CIT Group/Equipment Financing, Inc. which the Company hereby incorporates by reference from Exhibit 10.1 to the Company's Form 10-Q for the fiscal quarter ended March 31, 1997.

10.21. Amendment to Loan and Security Agreement, dated November 21, 1997, between DSN Corporation and The CIT Group/Equipment Financing, Inc. which the Company hereby incorporates by reference from Exhibit 10.19 to the ClimaChem Form S-4 Registration Statement, No. 333-44905.

10.22. First Amendment to Non-Qualified Stock Option Agreement, dated March 2, 1994, and Second Amendment to Stock Option Agreement, dated April 3, 1995, each between the Company and Jack E. Golsen, which the Company hereby incorporates by reference from Exhibit 10.1 to the Company's Form 10-Q for the fiscal quarter ended March 31, 1995.

10.23. Baytown Nitric Acid Project and Supply Agreement dated June 27, 1997, by and among El Dorado Nitrogen Company, El Dorado Chemical Company and Bayer Corporation which the Company hereby incorporates by reference from Exhibit 10.2 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1997. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF COMMISSION ORDER CF #5551, DATED SEPTEMBER 25, 1997, GRANTING A REQUEST FOR CONFIDENTIAL TREATMENT UNDER THE FREEDOM OF INFORMATION ACT AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.

 10.24. First Amendment to Baytown Nitric Acid Project and Supply Agreement, dated February 1, 1999, between El Dorado Nitrogen Company and Bayer Corporation, which the Company hereby incorporates by reference from Exhibit 10.30 to the Company's Form 10-K for the year ended December 31, 1998. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF SUBJECT OF COMMISSION ORDER CF #7927, DATED JUNE 9, 1999, GRANTING A REQUEST FOR CONFIDENTIAL TREATMENT UNDER THE FREEDOM OF INFORMATION ACT AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.

 10.25. Service Agreement, dated June 27, 1997, between Bayer Corporation and El Dorado Nitrogen Company which the Company hereby incorporates by reference from Exhibit 10.3 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1997. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF COMMISSION ORDER CF #5551, DATED SEPTEMBER 25, 1997, GRANTING A REQUEST FOR CONFIDENTIAL TREATMENT UNDER THE FREEDOM OF INFORMATION ACT AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.

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

10.29. Security Agreement and Collateral Assignment of Construction Documents, dated as of June 27, 1997, made by El Dorado Nitrogen Company which the Company hereby incorporates by reference from Exhibit 10.7 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1997.

10.30. Security Agreement and Collateral Assignment of Facility Documents, dated as of June 27, 1997, made by El Dorado Nitrogen Company and consented to by Bayer Corporation which the Company hereby incorporates by reference from Exhibit 10.8 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1997.

10.31. Amendment to Loan and Security Agreement, dated March 16, 1998, between The CIT Group/Equipment Financing, Inc., and DSN Corporation which the Company hereby incorporates by reference from Exhibit 10.54 to the ClimaChem Form S-4 Registration Statement, No. 333-44905.

10.32. Fifth Amendment to Lease Agreement, dated as of December 31, 1998, between Mac Venture, Ltd. and Hercules Energy Mfg. Corporation, which the Company hereby incorporates by reference from Exhibit 10.38 to the Company's Form 10-K for the year ended December 31, 1998.

10.33. Non-Qualified Stock Option Agreement, dated April 22, 1998, between the Company and Robert C. Brown, M.D. The Company entered into substantially identical agreements with Bernard G. Ille, Raymond B. Ackerman, Horace G. Rhodes, and Donald W. Munson. The Company will provide copies of these agreements to the Commission upon request.

10.34. The Company's 1998 Stock Option and Incentive Plan, which the Company hereby incorporates by reference from Exhibit 10.44 to the Company's Form 10-K for the year ended December 31, 1998.

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

10.37. LSB Industries, Inc. Outside Directors Stock Option Plan which the Company hereby incorporates by reference from Exhibit "C" to the LSB Proxy Statement, dated May 24, 1999, for Annual Meeting of Stockholders.

10.38. First Amendment to Second Amended and Restated Loan and Security Agreement, dated January 1, 2000, by and between Bank of America, N.A. and LSB Industries, Inc., Summit Machine Tool Manufacturing Corp., and Morey Machinery Manufacturing Corporation, which the Company hereby incorporates by reference from Exhibit 10.3 to the Company's Form 8-K dated December 30, 1999.

10.39. Second Amendment to Second Amended and Restated Loan and Security Agreement, dated March 1, 2000 by and between Bank of America, N.A. and LSB Industries Inc., Summit Machine Tool Manufacturing Corp., and Morey Machinery Manufacturing Corporation, which the Company hereby incorporates by reference from Exhibit 10.3 to the Company's Form 8-K dated March 1, 2000.

10.40. Third Amendment to Second Amended and Restated Loan and Security Agreement, dated March 31, 2000 by and between Bank of America, N.A. and LSB Industries Inc., Summit Machine Tool Manufacturing Corp., and Morey Machinery manufacturing Corporation, which the Company hereby incorporates by reference from Exhibit 10.14 to the Company's Form 10-Q for the fiscal quarter ended March 31, 2000.

10.41. Loan Agreement dated December 23, 1999 between Climate Craft, Inc. and the City of Oklahoma City, which the Company hereby incorporates by reference from Exhibit 10.49 to the Company's Amendment No. 2 to its 1999 Form 10-K.

10.42. Letter, dated April 1, 2000, executed by SBL to Prime amending the Promissory Note, which the Company incorporates by reference from Exhibit 10.52 to the Company's Amendment No. 2 to its 1999 Form 10-K.

10.43. Guaranty Agreement, dated as of April 21, 2000, by Prime to Stillwater National Bank & Trust relating to that portion of the SBL Borrowings borrowed by SBL, which the Company incorporates by reference from Exhibit 10.50 to the Company's Amendment No. 2 to its 1999 Form 10-K. Substantial similar guarantees have been executed by Prime in favor of Stillwater covering the amounts borrowed by the following affiliates SBL relating to the SBL Borrowings (as in "Relationships and Related Transactions:") listed in Exhibit A attached to the Guaranty Agreement with the only material differences being the name of the debtor and the amount owing by such debtor. Copies of which will provided to the Commission upon request.

10.44. Security Agreement, dated effective April 21, 2000, executed by Prime in favor of Stillwater National Bank and Trust, which the Company incorporates by reference from Exhibit 10.54 to the Company's Amendment No. 2 to its 1999 Form 10-K.

10.45. Limited Guaranty, effective April 21, 2000, executed by Prime to Stillwater National Bank and Trust, which the Company incorporates by reference from Exhibit 10.55 to the Company's Amendment No. 2 to its 1999 Form 10-K.

10.46. Fourth Amendment to Second Amended and Restated Loan and Security Agreement dated October 10, 2000 by and between Bank of America, N.A. and LSB Industries, Inc., Summit Machine Tool Manufacturing corp., and Morey Machinery Manufacturing Corporation, which the Company hereby incorporates by reference from Exhibit 10.2 to the Company's Form 10-Q for the fiscal quarter ended September 30, 2000.

10.47. Letter Agreement, dated August 23, 2000, between LSB Chemical Corp. and Orica USA, Inc., which the Company hereby incorporates by reference from Exhibit 10.4 to the Company's Form 10-Q for the fiscal quarter ended September 30, 2000. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT. THE OMITTED INFORMATION HAS BEEN FILED SEPARATELY WITH THE SECRETARY OF THE SECURITIES AND EXCHANGE COMMISSION FOR PURPOSES OF SUCH REQUEST.

 10.48. Agreement, dated October 31, 2000, between Orica Nitrogen, L.L.C., Orica USA, Inc., and LSB Chemical Corp., which the Company hereby incorporates by reference from Exhibit 10.5 to the Company's Form 10-Q for the fiscal quarter ended September 20, 2000. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT. THE OMITTED INFORMATION HAS BEEN FILED SEPARATELY WITH THE SECRETARY OF THE SECURITIES AND EXCHANGE COMMISSION FOR PURPOSES OF SUCH REQUEST.

10.49. Letter, dated April 1, 2001, executed by SBL to Prime amending the Promissory Note, which the Company hereby incorporates by reference from Exhibit 10.55 to the Company's Form 10-K for the fiscal year ended December 31, 2000.

10.50. Letter of Intent, dated December 22, 2000, between El Dorado Chemical Company and ORICA USA Inc., which the Company hereby incorporates by reference from Exhibit 10.56 to the Company's Form 10-K for the fiscal year ended December 31, 2000.

10.51. Agreement, dated April 2, 2001, between Crystal City Nitrogen Company and River Cement Company, which the Company hereby incorporates by reference from Exhibit 10.57 to the Company's Form 10-K for the fiscal year ended December 31, 2000.

10.52. Assignment, dated May 8, 2001, between Climate Master, Inc. and Prime Financial Corporation, which the Company hereby incorporates by reference from Exhibit 10.2 to the Company's Form 10-Q for the fiscal quarter ended March 31, 2001.

10.53. Agreement for Purchase and Sale, dated April 10, 2001, by and between Prime Financial Corporation and Raptor Master, L.L.C. which the Company hereby incorporates by reference from Exhibit 10.3 to the Company's Form 10-Q for the fiscal quarter ended March 31, 2001.

10.54. Amended and Restated Lease Agreement, dated May 8, 2001, between Raptor Master, L.L.C. and Climate Master, Inc. which the Company hereby incorporates by reference from Exhibit 10.4 to the Company's Form 10-Q for the fiscal quarter ended March 31, 2001.

10.55. Option Agreement, dated May 8, 2001, between Raptor Master, L.L.C.and Climate Master, Inc., which the Company hereby incorporates by reference from Exhibit 10.5 to the Company's Form 10-Q for the fiscal quarter ended March 31, 2001.

10.56. Stock Purchase Agreement, dated September 30, 2001, by and between Summit Machinery Company and SBL Corporation, which the Company hereby incorporates by reference from Exhibit 10.1 to the Company' Form 10-Q for the fiscal quarter ended September 30, 2001.

10.57. Agreement, dated October 18, 2001, by and between LSB Industries, Inc., Prime Financial Corporation, and SBL Corporation, which the Company hereby incorporates by reference from Exhibit 10.2 to the Company's Form 10-Q for the fiscal quarter ended September 30, 2001.

10.58. Certificate of Designations of LSB Industries, Inc., relating to the issuance of a new series of Class C Preferred Stock, which the Company hereby incorporates by reference form Exhibit 10.3 to the Company's Form 10-Q for the fiscal quarter ended September 30, 2001.

10.59. Asset Purchase Agreement, dated October 22, 2001, between Orica USA, Inc. and El Dorado Chemical Company and Northwest Financial Corporation, which the Company hereby incorporates by reference from Exhibit 99.1 to the Company's Form 8-K dated December 28, 2001. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT. THE OMITTED INFORMATION HAS BEEN FILED SEPARATELY WITH THE SECRETARY OF THE SECURITIES AND EXCHANGE COMMISSION FOR PURPOSES OF SUCH REQUEST.

 10.60. AN Supply Agreement, dated November 1, 2001, between Orica USA, Inc. and El Dorado Company, which the Company hereby incorporates by reference from Exhibit 99.2 to the Company's Form 8-K dated December 28, 2001. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT. THE OMITTED INFORMATION HAS BEEN FILED SEPARATELY WITH THE SECRETARY OF THE SECURITIES AND EXCHANGE COMMISSION FOR PURPOSES OF SUCH REQUEST.

 10.61. Ammonium Nitrate Sales Agreement between Nelson Brothers, L.L.C. and Cherokee Nitrogen Company, which the Company hereby incorporates by reference from Exhibit 99.3 to the Company's Form 8-K dated December 28, 2001. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT. THE OMITTED INFORMATION HAS BEEN FILED SEPARATELY WITH THE SECRETARY OF THE SECURITIES AND EXCHANGE COMMISSION FOR PURPOSES OF SUCH REQUEST.

 10.62. Anhydrous Ammonia Sales Agreement, dated June 30, 2001, between Koch Nitrogen Company and El Dorado Chemical Company which the Company hereby incorporates by reference from Exhibit 10.2 to the Company's Form 10-Q/A Amendment No.1 for the fiscal quarter ended June 30, 2001. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT. THE OMITTED INFORMATION HAS BEEN FILED SEPARATELY WITH THE SECRETARY OF THE SECURITIES AND EXCHANGE COMMISSION FOR PURPOSES OF SUCH REQUEST.

 10.63 Loan and Security Agreement, dated April 13, 2001 by and among LSB Industries, Inc., ClimaChem and each of its Subsidiaries that are Signatories, the Lenders that are Signatories and Foothill Capital Corporation, which the Company hereby incorporates by reference from Exhibit 10.51 to ClimaChem, Inc.'s amendment No. 1 to Form 10-K for the year ended December 31, 2000.

10.64. Covenant Waiver Letter, dated August 2, 2001, between The CIT Group and DSN Corporation.

10.65. Agreement, dated August 4, 2001, between El Dorado Chemical Company and Paper, Allied-Industrial, Chemical and Energy Workers International Union AFL-C10 and its Local 5-434.

10.66. Agreement, dated October 16, 2001, between El Dorado Chemical Company and International Association of Machinists and Aerospace Workers, AFL-C10 Local No. 224.

10.67.  First Amendment to Third Amended and Restated Loan and Security Agreement, dated March 29, 2002, entered into by and between Bank of America, N.A. and Summit Machine Tool Manufacturing Corp.

21.1. Subsidiaries of the Company.

23.1. Consent of Independent Auditors.

(b) REPORTS ON FORM 8-K. The Company filed the following report on Form 8-K during the fourth quarter of 2001.

(i) Form 8-K, dated December 28, 2001. (date of earliest event: October 1, 2001). The item reported was Item 5, "Other Events and Regulation FD Disclosure", discussing the sales agreement between Cherokee Nitrogen Company and Nelson Brothers, LLC, the supply agreement between El Dorado Chemical Company ("EDC") and Orica USA Inc. and the sale of an explosives distribution business by EDC to Orica USA Inc. and Nelson Brother, LLC.