Form 10-K/A
period 2001-12-31
LSB INDUSTRIES INC
filed 2002-04-23
CIK 60714

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

(Facing Sheet Continued)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for the shorter period that the Registrant has had to file the reports), and (2) has been subject to the filing requirements for the past 90 days. YES X NO ___.

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X .

As of March 31, 2002, the aggregate market value of the 7,674,894 shares of voting stock of the Registrant held by non-affiliates of the Company equaled approximately $23,945,669 based on the closing sales price for the Company's common stock as reported for that date on the Over-the-Counter Bulletin Board. That amount does not include the 1,294 shares of Convertible Non-Cumulative Preferred Stock (the "Non-Cumulative Preferred Stock") held by non-affiliates of the Company. An active trading market does not exist for the shares of Non-Cumulative Preferred Stock.

As of March 31, 2002, the Registrant had 11,933,783 shares of common stock outstanding (excluding 3,272,426 shares of common stock held as treasury stock).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly-authorized, to sign this Amendment No.1 to the report on its behalf on this 23rd day of April, 2002.
LSB INDUSTRIES, INC.
By:
/s/ JACK E. GOLSEN
Jack E. Golsen Chairman of the Board and President (Principal Executive Officer
By:
/s/ TONY M. SHELBY
Tony M. Shelby Senior Vice President of Finance (Principal Financial Officer)
By:
/s/ JIM D. J0NES
Jim D. Jones Vice President, Controller and Treasurer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the undersigned have signed this report on behalf of the Company, in the capacities and on the dates indicated.
Dated: April 23, 2002	By:
/s/ JACK E. GOLSEN Jack E. Golsen, Director
Dated: April 23, 2002	By:
/s/ TONY M. SHELBY Tony M. Shelby, Director
Dated: April 23, 2002	By:
/s/ DAVID R. GOSS David R. Goss, Director
Dated: April 23, 2002	By:
/s/ BARRY H. GOLSEN Barry H. Golsen, Director
Dated: April 23, 2002	By:
/s/ ROBERT C. BROWN Robert C. Brown, Director
Dated: April 23, 2002	By:
/s/ BERNARD G. ILLE Bernard G. Ille, Director
Dated: April 23, 2002	By:
/s/ RAYMOND B. ACKERMAN Raymond B. Ackerman, Director
Dated: April 23, 2002	By:
/s/ HORACE G. RHODES Horace G. Rhodes, Director
Dated: April 23, 2002	By:
/s/ DONALD W. MUNSON Gerald J. Gagner, Director
Dated: April 23, 2002	By:
/s/ CHARLES A. BURTCH Charles A. Burtch, Director

PART III

Item 10. Directors and Executive Officers of the Company

Directors The Certificate of Incorporation and By-laws of the Company provide for the division of the Board of Directors into three (3) classes, each class consisting as nearly as possible of one-third of the whole. The term of office of one class of directors expires each year, with each class of directors elected for a term of three (3) years and until the shareholders elect their qualified successors.

The Company's By-laws provide that the Board of Directors, by resolution from time to time, may fix the number of directors that shall constitute the whole Board of Directors. The By-laws presently provide that the number of directors may consist of not less than three (3) nor more than twelve (12). As of the date of this report, the Board of Directors currently has set the number of directors at twelve (12).

The By-laws of the Company further provide that only persons nominated by or at the direction of: (i) the Board of Directors of the Company, or (ii) any stockholder of the Company entitled to vote for the election of the directors that complies with certain notice procedures, shall be eligible for election as a director of the Company. Any stockholder desiring to nominate any person as a director of the Company must give written notice to the Secretary of the Company at the Company's principal executive office not less than fifty (50) days prior to the date of the meeting of stockholders to elect directors; except, if less than sixty (60) day's notice or prior disclosure of the date of such meeting is given to the stockholders, then written notice by the stockholder must be received by the Secretary of the Company not later than the close of business on the tenth (10th) day following the day on which such notice of the date of the meeting was mailed or such public disclosure was made. In addition, if the stockholder proposes to nominate any person, the stockholder's written notice to the Company must provide all information relating to such person that the stockholder desires to nominate that is required to be disclosed in solicitation of proxies pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

The terms of the $3.25 Convertible Exchangeable Class C Preferred Stock, Series 2 ("Series 2 Preferred") provide that whenever dividends on the Series 2 Preferred are in arrears and unpaid in an amount equal to at least six quarterly dividends: (i) the number of members of the Board of Directors of the Company shall be increased by two effective as of the time of election of such directors; (ii) the Company shall, upon the written request of the record holder of 10% of the shares of Series 2 Preferred, call a special meeting of the Preferred Stockholders for the purpose of electing such two additional directors; and (iii) the Preferred Stockholders have the exclusive right to vote for and elect such two additional directors. At the request of Jayhawk Capital Management, L.L.C. ("Jayhawk"), a special meeting of the holders of the Series 2 Preferred was called on February 26, 2002 for the purpose of electing the two additional directors to the Company's Board of Directors. The special meeting was held on March 11, 2002. Jayhawk owns beneficially and of record 324,850 shares of the Series 2 Preferred, representing approximately 52.1% of the issued and outstanding Series 2 Preferred (excluding shares of the Series 2 Preferred owned by the Company and its subsidiaries).

The holders of the Company's Series 2 Preferred have elected two new members of the Company's Board of Directors, Dr. Allen Ford and Mr. Grant Donovan, as permitted pursuant to the terms of the Series 2 Preferred. The election of Dr. Ford and Mr. Donovan increased the number of directors from 10 to 12.

The following table sets forth the name, principal occupation, age, year in which the individual first became a director, and year in which the director's term will expire.

Name and Principal Occupation	First Became a Director	Annual Meeting at which Term Expires	Age
Raymond B. Ackerman (1) Chairman Emeritus of Ackerman McQueen, Inc.	1993	2002	79

Bernard G. Ille (2) Investments	1991	2002	75

Donald W. Munson (3) Consultant	1997	2002	69

Tony M. Shelby (4) Senior Vice President of Finance and Chief Financial Officer of the Company	1971	2002	60

Barry H. Golsen (5) Vice Chairman of the Board of Directors of the Company and President of the Climate Control Business of the Company	1981	2003	51

David R. Goss (6) Senior Vice President of Operations of the Company	1971	2003	61

Robert C. Brown, M.D. (7) President of Northwest Internal Medicine Associates, Inc.	1969	2004	71

Jack E. Golsen (8) President, Chief Executive Officer and Chairman of the Board of Directors of the Company	1969	2004	73

Horace G. Rhodes (9) President/Managing Partner, Kerr, Irvine, Rhodes and Ables	1996	2004	74
	4
Charles A. Burtch (10) Investments	1999	2004	67

Dr. Allen Ford (11) Professor of Accounting at the University of Kansas	2002	(13)	59

Grant Donovan (12) President and Founder of Galehead, Inc.	2002	(13)	45

(1)

From 1972 until his retirement in 1992, Mr. Ackerman served as Chairman of the Board and President of Ackerman, McQueen, Inc., the largest advertising and public relations firm headquartered in Oklahoma. Mr. Ackerman currently serves as Chairman Emeritus of Ackerman, McQueen, Inc. Mr. Ackerman retired as a Rear Admiral from the United States Naval Reserves. Mr. Ackerman is a graduate of Oklahoma City University, and in 1996, he was awarded an honorary doctorate from Oklahoma City University. He was elected to the Oklahoma Hall of Fame in 1993.

(2)

Mr. Ille served as President and Chief Executive Officer of First Life Assurance Company from May 1988, until it was acquired by another company in March 1994. For more than five (5) years prior to joining First Life, Mr. Ille served as President of United Founders Life Insurance Company. Mr. Ille is a director of Landmark Land Company, Inc., which was parent company of First Life. Mr. Ille is also a director for Quail Creek Bank, N.A. Mr. Ille is currently President of BML Consultants and a private investor. He is a graduate of the University of Oklahoma.

(3)

From January 1988, until his retirement in August 1992, Mr. Munson served as President and Chief Operating Officer of Lennox Industries. Prior to his election as President and Chief Operating Officer of Lennox Industries, Mr. Munson served as Executive Vice President of Lennox Industries' Division Operations, President of Lennox Canada and Managing Director of Lennox Industries' European Operations. Prior to joining Lennox Industries, Mr. Munson served in various capacities with the Howden Group, a company located in England, and The Trane Company, including serving as the managing director of various companies within the Howden Group and Vice President Europe for The Trane Company. Mr. Munson is currently a consultant and international distributor for the Ducane Company, an equipment manufacturer, and is serving as a member of the Board of Directors of Multi Clima SA, a French manufacturer of air conditioning - heating equipment, which a subsidiary of the Company has an option to acquire. Mr. Munson is a resident of England. Mr. Munson has degrees in mechanical engineering and business administration from the University of Minnesota.

(4)

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

(5)

Mr. Golsen, L.L.B., has served as Vice Chairman of the Board of the Company since August 1994, and for more than five (5) years has been the President of the Company's Climate Control Business. Mr. Golsen has both his undergraduate and law degrees from the University of Oklahoma.

(6)

Mr. Goss, a certified public accountant, is Senior Vice President - Operations of the Company and has served in substantially the same capacity for more than five (5) years. Mr. Goss is a graduate of Rutgers University.

(7)

Dr. Brown has practiced medicine for many years and is Vice President and Treasurer of Plaza Medical Group, P.C. Dr. Brown is a graduate of Tufts University and received his medical degree from Tufts University.

(8)

Mr. Golsen, founder of the Company, is Chairman of the Board and President of the Company and has served in that capacity since the inception of the Company in 1969. During 1996, Mr. Golsen was inducted into the Oklahoma Commerce and Industry Hall of Honor as one of Oklahoma's leading industrialists. Mr. Golsen has a degree from the University of New Mexico in Biochemistry.

(9)

Mr. Rhodes is the Chairman of the law firm of Kerr, Irvine, Rhodes & Ables and has served in such or similar capacity and has practiced law for more than five (5) years. From 1972 until 2001, Mr. Rhodes served as Executive Vice President and General Counsel for the Association of Oklahoma Life Insurance Companies and since 1982 has served as Executive Vice President and General Counsel for the Oklahoma Life and Health Insurance Guaranty Association. Mr. Rhodes received his undergraduate and law degrees from the University of Oklahoma.

(10)

Mr. Burtch was formerly Executive Vice-President and West Division Manager of BankAmerica, where he managed BankAmerica's asset-based lending division for the western third of the United States. Mr. Burtch retired in 1998 and has since been engaged as a private investor. He is a graduate of Arizona State University.

(11)

Dr. Allen Ford joined the University of Kansas in 1976. He received his Ph.D. in Accounting from the University of Arkansas. Dr. Ford's teaching and research duties focus mainly on taxation. At the University of Kansas, Professor Ford has won several teaching awards and is the KPMG Peat Marwick Distinguished Professor of Accounting. Dr. Ford teaches the following courses in taxation: individual, corporate, partnership, S corporation, gift and estate tax. He is active in professional organizations such as the American Taxation Association and the American Accounting Association.

(12)

Mr. Donovan, is President and founder of Galehead, Inc. a company specializing on the collections of accounts receivable in the international maritime trade business. Prior to forming Galehead, Inc., Mr. Donovan was a partner in a real estate development firm specializing in revitalizing functionally obsolete industrial buildings. Mr. Donovan received his MBA from Stanford University and his undergraduate degree in Civil Engineering from the University of

Vermont. He currently is on the board of directors of EngenderHealth, a 50 year old international aid organization focused on improving women's healthcare.

(13)

Dr. Ford's and Mr. Donovan's service as directors began March 11, 2002 upon their election by the holders of the Series 2 Preferred. The terms of the Series 2 Preferred provide that (i) the right of the holders of the Series 2 Preferred to vote for such two additional directors shall terminate, subject to re-vesting in the event of a subsequent similar arrearage, when all cumulative and unpaid dividends on the Series 2 Preferred have been declared and set apart for payment; and (ii) pursuant to the terms of the Series 2 Preferred, the term of office will terminate immediately upon the termination of the right of the Series 2 Preferred holders to vote for such two additional directors, subject to the requirements of Delaware law. The Series 2 Preferred holders have the right to remove without cause at any time and replace either of the two directors that the Series 2 Preferred holders have elected.

Family Relationships Jack E. Golsen is the father of Barry H. Golsen and the brother-in-law of Robert C. Brown, M.D. Robert C. Brown, M.D. is the uncle of Barry H. Golsen.

Executive Officers Certain information with respect to the executive officers of the Company is set forth under Item 4A of Part I hereof.

 Section 16(a) Beneficial Ownership Reporting Compliance Based solely on a review of copies of the Forms 3, 4 and 5 and amendments thereto furnished to the Company with respect to 2001, or written representations that no such reports were required to be filed with the Securities and Exchange Commission, the Company believes that during 2001 all directors and officers of the Company and beneficial owners of more than ten percent (10%) of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act filed their required Forms 3, 4, or 5, as required by Section 16(a) of the Securities Exchange Act of 1934, as amended, on a timely basis.

Item 11. Executive Compensation.

The following table shows the aggregate cash compensation which the Company and its subsidiaries paid or accrued to the Chief Executive Officer and each of the other four (4) most highly-paid executive officers of the Company (which includes the Vice Chairman of the Board who also serves as President of the Company's Climate Control Business). The table includes cash distributed for services rendered during 2001, plus any cash distributed during 2001 for services rendered in a prior year, less any amount relating to those services previously included in the cash compensation table for a prior year.

Summary Compensation Table
Annual Compensation	Long-term Compensation Awards
Name and Position	Year	Salary ($)	Bonus ($) (1)	Securities Underlying Stock Options
Jack E. Golsen, Chairman of the Board, President and Chief Executive Officer	2001 2000 1999	477,400 477,400 477,400	- - -	- - 265,000

Barry H. Golsen Vice Chairman of the Board of Directors And President of the Climate Control Business	2001 2000 1999	326,600 226,600 226,600	60,000 - 100,000	20,000 - 155,000

David R. Goss, Senior Vice President - Operations	2001 2000 1999	190,500 190,500 190,500	50,000 - -	15,000 - 100,000

Tony M. Shelby Senior Vice President/ Chief Financial Officer	2001 2000 1999	190,500 190,500 190,500	100,000 - -	15,000 - 100,000

David M. Shear, Vice President/ General Counsel	2001 2000 1999	165,000 165,000 165,000	50,000 - -	15,000 - 100,000

(1) Bonuses are for services rendered for the prior fiscal year. No bonuses were paid to the above-named executive officers for 1999 performance except for a compensation adjustment paid in 2000 to Barry H. Golsen due to the 1999 stand-alone profitability and performance of the Climate Control Businesses which report to him.

Certain Option Grants in 2001 The following table sets forth information relating to individual grants of stock options made to each of the named executive officers in the above Summary Compensation Table during the last fiscal year.
Individual Grants

Name	Number of Shares of Common Stock Underlying Options Granted (#)(1)	% of Total Options Granted Employees in 2001	Exercise Price ($/sh)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (2) 5% ($) 10% ($)

Barry H. Golsen	8,750		2.6	3.00	11/28/06	4,237	12,221
Barry H. Golsen	11,250	(3)	3.4	2.73	11/28/11	19,315	48,948
David R. Goss	15,000		4.5	2.73	11/28/11	25,753	65,264
Tony M. Shelby	15,000		4.5	2.73	11/28/11	25,753	65,264
David M. Shear	15,000		4.5	2.73	11/28/11	25,753	65,264

(1) The Company may grant stock options under its 1993 Incentive Stock Option Plan (the 1993 plan) and the 1998 Incentive Stock Option Plan (the 1998 plan). The 1993 plan and the 1998 plan are collectively designated as the Plans. The Plans provide that the Company may grant options under the Plans to key salaried employees of the Company. The option price for all options granted under the Plans cannot equal less than 100% (or, with respect to incentive stock options, 110% for persons possessing more than 10% of the voting stock of the Company) of the market value of the Company's Common Stock on the date of the grant. The Company can grant options until August 5, 2003 under the 1993 Plan and until August 13, 2008 under the 1998 Plan. The holder of an option granted under the Plans may not exercise the option after ten (10) years from the date of grant of the option (or, with respect to incentive stock options, five (5) years for persons possessing more than 10% of the voting stock of the Company). The options become exercisable approximately 20% after one year from the date of the grant, an additional 20% after two years, an additional 30% after three years, and the remaining 30% after four years.

 (2) The potential realizable value of each grant of options assumes that the market price of the Company's Common Stock appreciates in value from the date of grant to the end of the option term at the annualized rates shown above each column. The actual value that an executive may realize, if any, will depend on the amount by which the market price of the Company's Common Stock at the time of exercise exceeds the exercise price of the option. As of April 22, 2002, the closing price of a share of the Company's Common Stock as quoted on the Over-the-Counter Bulletin Board was $3.30. There is no assurance that any executive will receive the amounts estimated in this table.

(3)  The amount shown relates to non-qualified stock options which have the same provisions as incentive stock options discussed above except the provisions relating to persons possessing more than 10% of the voting stock of the Company are not included.

Aggregated Option Exercises in 2001
and Fiscal Year End Option Values

The following table sets forth information concerning the number and value of unexercised options held by each of the named executive officers during the last fiscal year and the year-end value of unexercised options. None of these executive officers exercised options during the year ended December 31, 2001.
Number of Securities Underlying Unexercised Options at FY End (#) (1)	Value of Unexercised In-the-Money Options at Fiscal Year End ($) (1) (2)
Name	Exercisable/Unexercisable	Exercisable/Unexercisable
Jack E. Golsen	106,000 / 159,000	(3)	138,675 / 208,013

Barry H. Golsen	62,000 / 113,000	(4)	78,700 / 118,050

David R. Goss	119,000 / 75,000	(5)	54,000 / 81,000

Tony M. Shelby	119,000 / 75,000	(5)	54,000 / 81,000

David M. Shear	97,000 / 88,000	(5)	36,450 / 98,550

(1) The stock options granted under the Company's stock option plans become exercisable 20% after one year from date of grant, an additional 20% after two years, an additional 30% after three years, and the remaining 30% after four years.

 (2) The values are based on the difference between the price of the Company's Common Stock on the Over-the-Counter Bulletin Board at the close of trading on December 31, 2001 of $2.60 per share and the exercise price of such option. The actual value realized by a named executive officer on the exercise of these options depends on the market value of the Company's Common Stock on the date of exercise.

(3) The amounts shown include a non-qualified stock option covering 176,500 shares of Common Stock of which 70,600 shares are currently exercisable.

(4) The amounts shown include a non-qualified stock option covering 66,250 shares of Common Stock of which 22,000 shares are currently exercisable.

(5) The amounts shown include a non-qualified stock option covering 35,000 shares of Common Stock of which 14,000 shares are currently exercisable.

Other Plans The Board of Directors has adopted an LSB Industries, Inc., Employee Savings Plan (the "401(k) Plan") for the employees (including executive officers) of the Company and its subsidiaries, excluding certain (but not all) employees covered under union agreements. The 401(k) Plan is an employee contribution plan, and the Company and its subsidiaries make no contributions to the 401(k) Plan. The amount that an employee may contribute to the 401(k) Plan equals a certain percentage of the employee's compensation, with the percentage based on the employee's income and certain other criteria as required under Section 401(k) of the Internal Revenue Code. The Company or subsidiary deducts the amounts contributed to the 401(k) Plan from the employee's compensation each pay period, in accordance with the employee's instructions, and pays the amount into the 401(k) Plan for the employee's benefit. The Summary Compensation Table set forth above includes any amount contributed and deferred during the 2001, 2000, and 1999 fiscal years pursuant to the 401(k) Plan by the named executive officers of the Company.

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

Name of Individual	Amount of Annual Payment
Jack E. Golsen		$175,000
Barry H. Golsen		$30,000
David R. Goss		$35,000
Tony M. Shelby		$35,000
David M. Shear	$	N/A

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
Name of Individual	Amount of Annual Payment
Barry H. Golsen	$17,480
David R. Goss	$17,403
Tony M. Shelby	$15,605
David M. Shear	$17,822

Compensation of Directors In 2001, the Company compensated eight non-employee directors in the amount of $4,500 each for their services. The non-employee directors of the Company also received $500 for every meeting of the Board of Directors attended during 2001. Messrs. Burtch, Ille, Rhodes and Shaffer, received an additional $20,000 each for their services on the Audit Committee in 2001. Dr. Brown received an additional $20,000 for his services on the Audit and Executive Salary Review Committees in 2001. During 2001, Mr. Munson was paid approximately $37,800 for consulting services in connection with developing the Company's European business.

 In September 1993, the Company adopted the 1993 Non-Employee Director Stock Option Plan (the "Outside Director Plan"). The Outside Director Plan authorizes the grant of non-qualified stock options to each member of the Company's Board of Directors who is not an officer or employee of the Company or its subsidiaries. The maximum shares for which options may be issued under the Outside Director Plan will be 150,000 shares (subject to adjustment as provided in the Outside Director Plan). The Company automatically grants to each outside director an option to acquire 5,000 shares of the Company's Common Stock on April 30 following the end of each of the Company's fiscal years in which the Company realizes net income of $9.2 million or more for such fiscal year. The exercise price for an option granted under the Outside Director Plan shall be the fair market value of the shares of Common Stock at the time the option is granted. Each option granted under the Outside Director Plan, to the extent not exercised, shall terminate upon the earlier of the termination of the outside director as a member of the Company's Board of Directors or the fifth anniversary of the date such option was granted. The Company did not grant options under the Outside Director Plan in April, 2001, 2000, and 1999.

Employment Contracts and Termination of Employment and Change in Control Arrangements

a) Termination of Employment and Change in Control Agreements The Company has entered into severance agreements with Jack E. Golsen, Barry H. Golsen, Tony M. Shelby, David R. Goss, David M. Shear, and certain other officers of the Company and subsidiaries of the Company.

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

The severance agreements provide that a "change in control" means a change in control of the Company of a nature that would require the filing of a Form 8-K with the Securities and Exchange Commission and, in any event, would mean when: (1) any individual, firm, corporation, entity, or group (as defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as mended) becomes the beneficial owner, directly or indirectly, of thirty percent (30%) or more of the combined voting power of the Company's outstanding voting securities having the right to vote for the election of directors, except acquisitions y: (a) any person, firm, corporation, entity, or group which, as of the date of the severance agreement, has that ownership, or (b) Jack E. Golsen, his wife; his children and the spouses of his children; his estate; executor or administrator of any estate, guardian or custodian for Jack E. Golsen, his wife, his children, or the spouses of his children, any corporation, trust, partnership, or other entity of which Jack E. Golsen, his wife, children, or the spouses of his children own at least eighty percent (80%) of the outstanding beneficial voting or equity interests, directly or indirectly, either by any one or more of the above-described persons, entities, or estates; and certain affiliates and associates of any of the above-described persons, entities, or estates; (2) individuals who, as of the date of the severance agreement, constitute the Board of Directors of the Company (the "Incumbent Board") and who cease for any reason to constitute a majority of the Board of Directors except that any person becoming a director subsequent to the date of the severance agreement, whose election or nomination for election is approved by a majority of the Incumbent Board (with certain limited exceptions), will constitute a member of the Incumbent Board; or (3) the sale by the Company of all or substantially all of its assets.

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

The termination of an officer's employment with the Company for "good reason" means termination because of (a) the assignment to the officer of duties inconsistent with the officer's position, authority, duties, or responsibilities during the sixty (60) day period immediately preceding the change in control of the Company or any other action which results in the diminishment of those duties, position, authority, or responsibilities; (b) the relocation of the officer; (c) any purported termination by the Company of the officer's employment with the Company otherwise than as permitted by the severance agreement; or (d) in the event of a change in control of the Company, the failure of the successor or parent company to agree, in form and substance satisfactory to the officer, to assume (as to a successor) or guarantee (as to a parent) the severance agreement as of no change in control had occurred.

Except for the severance agreement with Jack E. Golsen, each severance agreement runs until the earlier of: (a) three years after the date of the severance agreement, or (b) the officer's normal retirement date from the Company; however, beginning on the first anniversary of the severance agreement and on each annual anniversary thereafter, the term of the severance agreement automatically extends for an additional one-year period, unless the Company gives notice otherwise at least sixty (60) days prior to the anniversary date. The severance agreement with Jack E. Golsen is effective for a period of three (3) years from the date of the severance agreement; except that, commencing on he date one (1) year after the date of such severance agreement and on each annual anniversary thereafter, the term of such severance agreement shall be automatically extended so as to terminate three (3) years from such renewal date, unless the Company gives notices otherwise at least one (1) year prior to the renewal date.

(b) Employment Agreement In March 1996, the Company entered into an employment agreement with Jack E. Golsen. The employment agreement requires the Company to employ Jack E. Golsen as an executive officer of the Company for an initial term of three (3) years and provides for two (2) automatic renewals of three (3) years each unless terminated by either party by the giving of written notice at least one (1) year prior to the end of the initial or first renewal period, whichever is applicable. Under the terms of such employment agreement, Mr. Golsen shall be paid (i) an annual base salary at his 1995 base rate, as adjusted from time to time by the Compensation Committee, but such shall never be adjusted to an amount less than Mr. Golsen's 1995 base salary, (ii) an annual bonus in an amount as determined by the Compensation Committee, and (iii) receive from the Company certain other fringe benefits. The employment agreement provides that Mr. Golsen's employment may not be terminated, except (i) upon conviction of a felony involving moral turpitude after all appeals have been exhausted, (ii) Mr. Golsen's serious, willful, gross misconduct or willful, gross negligence of duties resulting in material damage to the Company and its subsidiaries, taken as a whole, unless Mr. Golsen believed, in good faith, that such action or failure to act was in the Company's or its subsidiaries' best interest, and (iii) Mr. Golsen's death; provided, however, no such termination under (i) or (ii) above may occur unless and until the Company has delivered to Mr. Golsen a resolution duly adopted by an affirmative vote of three-fourths of the entire membership of the Board of Directors at a meeting called for such purpose after reasonable notice given to Mr. Golsen finding, in good faith, that Mr. Golsen violated (i) or (ii) above. If Mr. Golsen's employment is terminated in breach of this Agreement, then he shall, in addition to his other rights and remedies, receive and the Company shall pay to Mr. Golsen (i) in a lump sum cash payment, on the date of termination, a sum equal to the amount of Mr. Golsen's annual base salary at the time of such termination and the amount of the last bonus paid to Mr. Golsen prior to such termination times (a) the number of years remaining under the employment agreement or (b) four (4) if such termination occurs during the last twelve (12) months of the initial period or the first renewal period, and (ii) provide to Mr. Golsen all of the fringe benefits that the Company was obligated to provide during his employment under the employment agreement for the remainder of the term of the employment agreement, or, if terminated at any time during the last twelve (12) months of the initial period or first renewal period, then during the remainder of the term and the next renewal period.

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

Compensation Committee Interlocks and Insider Participation The Company's Executive Salary Review Committee has the authority to set the compensation of all officers of the Company. This Committee generally considers and approves the recommendations of the President. The members of the Executive Salary Review Committee are the following non-employee directors: Robert C. Brown, M.D., and Bernard G. Ille. During 2001, the Executive Salary Review Committee had two (2) meetings.

See "Compensation of Directors" for information concerning compensation paid to non-employee directors of the Company during 2001 for services as a director to the Company, and Item 13 "Certain Relationships and Related Transactions" for information concerning compensation paid to an affiliate of Mr. Brown.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners The following table shows the total number and percentage of the outstanding shares of the Company's voting Common Stock and voting Preferred Stock beneficially owned as of the close of business on April 22, 2002, with respect to each person (including any "group" as used in Section 13(d)(3) of the Securities Act of 1934, as amended) that the Company knows to have beneficial ownership of more than five percent (5%) of the Company's voting Common Stock and voting Preferred Stock. A person is deemed to be the beneficial owner of voting shares of Common Stock of the Company which he or she could acquire within sixty (60) days of April 22, 2002.

Because of the requirements of the Securities and Exchange Commission as to the method of determining the amount of shares an individual or entity may beneficially own, the amounts shown below for an individual or entity may include shares also considered beneficially owned by others.

Name and Address of Beneficial Owner	Title of Class	Amounts of Shares Beneficially owned (1) (10)	Percent of Class
Jack E. Golsen and members of his family (2)	Common Voting Preferred	4,634,990 1,020,000	(3 (4	) )	(5 (6	) )	(6)	34.9 99.9	% %

Kent C. McCarthy	Common	2,207,275	(7)					16.5%

Paul J. Denby	Common	752,652	(8)					6.3%

James W. Sight	Common	680,540	(9)					5.6%

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

(3) Includes (a) the following shares over which Jack E. Golsen ("J. Golsen") has the sole voting and dispositive power: (i) 40,000 shares that he owns of record, (ii) 4,000 shares that he has the right to acquire upon conversion of a promissory note, (iii) 133,333 shares that he has the right to acquire upon the conversion of 4,000 shares of the Company's Series B 12% Cumulative Convertible Preferred Stock (the "Series B Preferred") owned of record by a trust, of which he is the sole trustee, (iv) 22,090 shares owned of record by the MG Trust, of which he is the sole trustee, (v) 69,029 shares owned of record by a trust, of which he is the sole trustee, and (vi) 106,000 shares that he has the right to acquire within the next sixty (60) days under the Company's stock option plans; (b) 643,290 shares owned of record by Sylvia H. Golsen, and 284,915 shares owned of record by a trust, of which Sylvia H. Golsen is the sole trustee, over which she and her husband, J. Golsen share voting and dispositive power; (c) 246,616 shares over which Barry H. ("B. Golsen") has the sole voting and dispositive power, 533 shares owned of record by B. Golsen's wife, over which he shares the voting and dispositive power, and 62,000 shares that he has the right to acquire within the next sixty (60) days under the Company's stock option plans; (d) 206,987 shares over which Steven J. Golsen ("S. Golsen") has the sole voting and dispositive power and 40,000 shares that he has the right to acquire within the next sixty (60) days under the Company's stock option plans; (e) 271,511 shares held in trust for the grandchildren and great grandchild of J. Golsen and Sylvia H. Golsen of which B. Golsen, S. Golsen and Linda F. Rappaport ("L. Rappaport") jointly share voting and dispositive power; (f) 82,552 shares owned of record by L. Rappaport over which she has sole voting and dispositive power; (g) 1,336,199 shares owned of record by SBL Corporation ("SBL"), 39,177 shares that SBL has the right to acquire upon conversion of 9,050 shares of the Company's non-voting $3.25 Convertible Exchangeable Class C Preferred Stock, Series 2 (the "Series 2 Preferred"), 400,000 shares that SBL has the right to acquire upon conversion of 12,000 shares of Series B Preferred owned of record by SBL, and 250,000 shares that SBL has to right to acquire upon conversion of 1,000,000 shares of the Company's Series D 6% cumulative, convertible Class C preferred stock ("Series D Preferred") owned of record by SBL and (h) 88,100 shares owned of record by Golsen Petroleum Corporation ("GPC"), which is a wholly-owned subsidiary of SBL, 133,333 shares that GPC has the right to acquire upon conversion of 4,000 shares of Series B Preferred owned of record by GPC and 175,325 shares that GPC has the right to acquire upon conversion of 40,500 shares of Series 2 Preferred owned of record by GPC. SBL is wholly-owned by Sylvia H. Golsen (40% owner), B. Golsen (20% owner), S. Golsen (20% owner), and L. Rappaport (20% owner) and, as a result, SBL, J. Golsen, Sylvia H. Golsen, B. Golsen, S. Golsen, and L. Rappaport share the voting and dispositive power of the shares beneficially owned by SBL. SBL's address is 16 South Pennsylvania Avenue, Oklahoma City, Oklahoma 73107.

(4) Includes: (a) 4,000 shares of Series B Preferred owned of record by a trust, of which J. Golsen is the sole trustee, over which he has the sole voting and dispositive power; (b) 12,000 shares of Series B Preferred owned of record by SBL; (c) 4,000 shares Series B Preferred owned of record by SBL's wholly-owned subsidiary, GPC, over which SBL, J. Golsen, Sylvia H. Golsen, B. Golsen, S. Golsen, and L. Rappaport share the voting and dispositive power and (d) 1,000,000 shares of Series D Preferred owned of record by SBL.

(5) Does not include 124,350 shares of Common Stock that L. Rappaport's husband owns of record and 185,000 shares which he has the right to acquire within the next sixty (60) days under the Company's stock option plans, all of which L. Rappaport disclaims beneficial ownership. Does not include 255,520 shares of Common Stock owned of record by certain trusts for the benefit of B. Golsen, S. Golsen, and L. Rappaport over which B. Golsen, S. Golsen and L. Rappaport have no voting or dispositive power. Heidi Brown Shear, an officer of the Company and the niece of J. Golsen, is the Trustee of each of these trusts.

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

(7) Kent C. McCarthy, manager of Jayhawk Capital Management, L.L.C. ("Jayhawk"), a Delaware limited liability company and investment advisor, is deemed to beneficially own 2,207,275 shares of the Company's Common Stock (which includes 1,406,275 shares of Common Stock receivable upon conversion of 324,850 shares of Series 2 Preferred). This number of shares includes the shares Mr. McCarthy personally owns, as well as the shares he controls as manager of Jayhawk. As manager of Jayhawk, Mr. McCarthy has sole voting and dispositive power over the Common Stock beneficially owned by Jayhawk. Jayhawk is deemed to have beneficial ownership of 1,881,600 shares of the

Company's Common Stock (which includes 1,081,600 shares of Common Stock receivable upon conversion of 249,850 shares of Series 2 Preferred), all of which shares are held in portfolios of Jayhawk Institutional Partners, L.P., ("Jayhawk Institutional") a Delaware limited partnership (800,000 shares of Common Stock) and Jayhawk Investments, L.P., ("Jayhawk Investments") a Delaware limited partnership (1,081,600 shares of Common Stock receivable upon conversion of 249,850 shares of Series 2 Preferred). Jayhawk is the general partner of Jayhawk Institutional and Jayhawk Investments and, as such, has sole voting and dispositive power over these shares. Mr. McCarthy disclaims beneficial ownership of all such shares other than his personal holdings. Mr. McCarthy's address is 8201 Mission Road, Suite 110, Prairie Village, Kansas 66208.

(8) Paul J. Denby advised the Company that he has voting and dispositive power over 752,652 shares of Common Stock (which includes 103,680 shares of Common Stock receivable upon conversion of 24,000 shares of Series 2 Preferred). This number of shares includes 23,776 shares beneficially owned by Mr. Denby's spouse over which Mr. Denby shares voting and dispositive power. Mr. Denby's address is 4613 Redwood Court, Irving, Texas 75038.

(9) James W. Sight has sole voting and dispositive power over 680,540 shares of Common Stock (which includes 145,485 shares of Common Stock receivable upon conversion of 33,677 shares of Series 2 Preferred). Mr. Sight's address is 8500 College Boulevard, Overland Park, Kansas 66210.

(10) Riverside Capital Advisors, Inc. ("Riverside") last filed a Schedule 13D on January 17, 1997 stating that it was deemed to have beneficial ownership of 1,742,832 shares of the Company's Common Stock (which includes 364,400 shares of Series 2 Preferred that was convertible into 1,577,487 shares of Common Stock). Subsequently, Riverside had informed the Company of changes in their beneficial ownership but had not filed any forms with the Securities and Exchange Commission indicating a change in beneficial ownership. However the Company has been unable to contact Riverside to confirm Riverside's current ownership and does not believe that Riverside is a beneficial owner of the Company's Common Stock.

Security Ownership of Management The following table sets forth information obtained from the directors of the Company and the directors and executive officers of the Company as a group as to their beneficial ownership of the Company's voting Common Stock and voting Preferred Stock as of April 22, 2002.

Because of the requirements of the Securities and Exchange Commission as to the method of determining the amount of shares an individual or entity may own beneficially, the amount shown below for an individual may include shares also considered beneficially owned by others. Any shares of stock which a person does not own, but which he or she has the right to acquire within sixty (60) days of April 22, 2002, are deemed to be outstanding for the purpose of computing the percentage of outstanding stock of the class owned by such person but are not deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person.

Name of Beneficial Owner	Title of Class	Amounts of Shares Beneficially Owned (1)	Percent of Class

Raymond B. Ackerman	Common	36,000	(2)	*

Robert C. Brown, M.D.	Common	238,329	(3)	2.0%

Charles A. Burtch	Common	15,000	(4)	*

Grant Donovan	Common	45,804	(5)	*

Dr. Allen Ford	Common	432	(6)	*

Barry H. Golsen	Common Voting Preferred	2,995,794 1,016,000	(7) (7)	23.1 99.5	% %

Jack E. Golsen	Common Voting Preferred	3,724,791 1,020,000	(8) (8)	28.3 99.9	% %

David R. Goss	Common	255,625	(9)	2.1%

Bernard G. Ille	Common	90,000	(10)	*

Donald W. Munson	Common	31,432	(11)	*

Horace G. Rhodes	Common	35,000	(12)	*

Tony M. Shelby	Common	324,879	(13)	2.7%

Directors and Executive Officers as a group number (14 persons)	Common Voting Preferred	5,701,129 1,020,000	(14)	40.9 99.9	% %

* Less than 1%.

 (1) The Company based the information, with respect to beneficial ownership, on information furnished by each director or officer, contained in filings made with the Securities and Exchange Commission, or contained in the Company's records.

(2) This amount includes the following shares over which Mr. Ackerman shares voting and dispositive power: (i) 2,000 shares held by Mr. Ackerman's trust, and (ii) 4,000 shares held by the trust of Mr. Ackerman's wife. The remaining 30,000 shares of Common Stock included herein are shares that Mr. Ackerman may acquire pursuant to currently exercisable non-qualified stock options granted to him by the Company.

(3) The amount shown includes 30,000 shares of Common Stock that Dr. Brown may acquire pursuant to currently exercisable non-qualified stock options granted to him by the Company. The shares, with respect to which Dr. Brown shares the voting and dispositive power, consists of 122,516 shares owned by Dr. Brown's wife, 15,000 shares held jointly by Dr. Brown and his wife, 50,727 shares owned by Robert C. Brown, M.D., Inc., a corporation wholly-

owned by Dr. Brown, and 20,086 shares held by the Robert C. Brown M.D., Inc. Employee Profit Sharing Plan, of which Dr. Brown serves as the trustee. The amount shown does not include 50,380 shares owned directly, or through trusts, by the children of Dr. Brown, all of which Dr. Brown disclaims beneficial ownership.

(4) Mr. Burtch has sole voting and dispositive power over these shares, which may be acquired by Mr. Burtch pursuant to currently exercisable non-qualified stock options granted to him by the Company.

(5) Amount includes 14,700 shares of Common Stock and 31,104 shares of Commons Stock that Mr. Donovan has the right to acquire upon conversion of 7,200 shares of Series 2 Preferred that he beneficially owns.

(6) This amount is 432 shares of Common Stock that Dr. Ford has the right to acquire upon conversion of 100 shares of Series 2 Preferred that he beneficially owns.

(7) See footnotes (3), (4), and (6) of the table under "Security Ownership of Certain Beneficial Owners" of this item for a description of the amount and nature of the shares beneficially owned by B. Golsen, including shares he has the right to acquire within sixty (60) days.

(8) See footnotes (3), (4), and (6) of the table under "Security Ownership of Certain Beneficial Owners" of this item for a description of the amount and nature of the shares beneficially owned by J. Golsen, including the shares he has the right to acquire within sixty (60) days.

(9) The amount shown includes 133,000 shares that Mr. Goss has the right to acquire within sixty (60) days pursuant to options granted under the Company's stock option plans. Mr. Goss has the sole voting and dispositive power over these shares.

(10) The amount includes (i) 30,000 shares that Mr. Ille may purchase pursuant to currently exercisable non-qualified stock options, over which Mr. Ille has the sole voting and dispositive power, and (ii) 50,000 shares owned of record by Mr. Ille's wife.

(11) This amount includes (i) 432 shares of Common Stock that Mr. Munson has the right to acquire upon conversion of 100 shares of Series 2 Preferred that he beneficially owns, and (ii) 30,000 shares that Mr. Munson may purchase pursuant to currently exercisable non-qualified stock options, over which Mr. Munson has the sole voting and dispositive power.

(12) Mr. Rhodes has sole voting and dispositive power over these shares, which include 30,000 shares that may be acquired by Mr. Rhodes pursuant to currently exercisable non-qualified stock options granted to him by the Company.

(13) Mr. Shelby has the sole voting and dispositive power over these shares, which include 133,000 shares that Mr. Shelby has the right to acquire within sixty (60) days pursuant to options granted under the Company's stock option plans and 15,151 shares that Mr. Shelby has the right to acquire upon conversion of 3,500 shares of Series 2 Preferred owned by Mr. Shelby.

(14) The amount shown includes 835,000 shares of Common Stock that executive officers, directors, or entities controlled by executive officers and directors of the Company have the right to acquire within sixty (60) days.

Item 13. Certain Relationships and Related Transactions

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

Northwest Internal Medicine Associates ("Northwest"), a division of Plaza Medical Group, P.C., has an agreement with the Company to perform medical examinations of the management and supervisory personnel of the Company and its subsidiaries. Under such agreement, Northwest is paid $2,000 a month to perform all such examinations. Dr. Robert C. Brown (a director of the Company) is Vice President and Treasurer of Plaza Medical Group, P.C.

In 1983, LSB Chemical Corp. ("LSB Chemical"), a subsidiary of the Company, acquired all of the outstanding stock of El Dorado Chemical Company ("EDC") from its then four stockholders ("Ex-Stockholders"). A substantial portion of the purchase price consisted of an earnout based primarily on the annual after-tax earnings of EDC for a ten-year period. During 1989, two of the Ex-Stockholders received LSB Chemical promissory notes for a portion of their earnout, in lieu of cash, totaling approximately $896,000, payable $496,000 in January 1990, and $400,000 in May, 1994. LSB Chemical agreed to a buyout of the balance of the earnout from the four Ex-Stockholders for an aggregate purchase amount of $1,231,000. LSB Chemical purchased for cash the earnout from two of the Ex-Stockholders and issued multi-year promissory notes totaling $676,000 to the other two Ex-Stockholders. Jack E. Golsen guaranteed LSB Chemical's payment obligation under the promissory notes. The unpaid balance of these notes at March 31, 2002, was $400,000.

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

On October 18, 2001, the Company and Prime entered into an agreement (the "Agreement") whereby the Company issued to SBL 1,000,000 shares of a newly created series of Series D Convertible Preferred Stock in the Company ("Series D Preferred Stock") as payment of $1,000,000 against the Note, with each share of Series D Preferred stock having, among other things, .875 votes and the right to vote as a class with the Company's common stock, a liquidation preference of $1.00 per share, cumulative dividends at the rate of six percent (6%) per annum, and convertibility into LSB common stock on the basis of four shares of Preferred Stock into one share of common stock. Dividends on the Series D Preferred Stock will be paid only after accrued and unpaid dividends are paid on the Company's Series 2 $3.25 Preferred Stock. At December 31, 2001, there was $5.1 million in accrued but unpaid dividends due on the Series 2 $3.25 Preferred Stock. At March 31, 2002, $350,000 remains outstanding under the Note which is payable on demand. The Company also reduced its limited guarantee to such lender to $350,000.