Form 10-Q
period 2002-03-31
LSB INDUSTRIES INC
filed 2002-05-20
CIK 60714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[ X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly period ended March 31, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  X     NO___

The number of shares outstanding of the Registrant's voting Common Stock, as of April 30, 2002 was 11,935,583 shares, excluding 3,272,426 shares held as treasury stock.

PART I

FINANCIAL INFORMATION

Company or group of companies for which report is filed: LSB Industries, Inc. and all of its subsidiaries.

The accompanying condensed consolidated balance sheet of LSB Industries, Inc. at March 31, 2002 and the condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2002 and 2001 have been subjected to a review, in accordance with standards established by the American Institute of Certified Public Accountants by Ernst & Young LLP, independent auditors, whose report with respect thereto appears elsewhere in this Form 10-Q. The financial statements mentioned above are unaudited and reflect all adjustments, consisting only of adjustments of a normal recurring nature, except for the cumulative effect of accounting change as discussed in Note 9 to the Condensed Consolidated Financial Statements which are, in the opinion of management, necessary for a fair presentation of the interim periods. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet at December 31, 2001 was derived from audited financial statements as of that date. Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 for an expanded discussion of the Company's financial disclosures and accounting policies.

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Information at March 31, 2002 is unaudited)
(Dollars in thousands)
ASSETS	March 31, 2002	December 31, 2001
Current assets:
Cash and cash equivalents	$1,533	$628
Restricted cash	166	350
Trade accounts receivable, net	38,729	43,388

Inventories:
Finished goods	17,922	18,175
Work in process	2,518	2,613
Raw materials	9,669	10,279
Total inventories	30,109	31,067
Supplies and prepaid items	6,972	7,050
Total current assets	77,509	82,483

Property, plant and equipment, net	76,847	76,679
Other assets, net	18,388	19,823
	$172,744	$178,985

(Continued on following page)

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Information at March 31, 2002 is unaudited)
(Dollars in thousands)
LIABILITIES AND STOCKHOLDERS' DEFICIT	March 31, 2002	December 31, 2001
Current liabilities:
Accounts and drafts payable	$22,511	$25,010
Accrued liabilities	18,428	16,326
Current portion of long-term debt	39,259	43,696
Total current liabilities	80,198	85,032
Long-term debt	87,265	88,015
Other non-current liabilities:
Negative goodwill (Note 9)	-	860
Other	7,270	6,917
	7,270	7,777
Contingencies (Notes 6 and 11)	-	-
Redeemable, noncumulative, convertible preferred stock, $100 par value; 1,295 shares issued and outstanding	123	123

Stockholders' deficit:
Series B 12% cumulative, convertible preferred stock, $100 par value; 20,000 shares issued and outstanding; aggregate liquidation preference of $2,720,000 ($2,480,000 in 2001)	2,000	2,000
Series 2 $3.25 convertible, exchangeable Class C preferred stock, $50 stated value; 628,550 shares issued; aggregate liquidation preference of $37,000,000 ($36,494,000 in 2001)	31,427	31,427
Series D 6% cumulative, convertible Class C preferred stock, no par value; 1,000,000 shares issued	1,000	1,000
Common stock, $.10 per value; 75,000,000 shares authorized, 15,208,009 shares issued (15,205,989 in 2001)	1,521	1,521
Capital in excess of par value	52,432	52,430
Accumulated other comprehensive loss	(2,077)	(2,149)
Accumulated deficit	(72,147)	(71,923)
	14,156	14,306
Less treasury stock at cost:
Series 2 Preferred, 5,000 shares	200	200
Common stock, 3,272,426 shares	16,068	16,068
Total stockholders' deficit	(2,112)	(1,962)
	$172,744	$178,985

(See accompanying notes)

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
Three Months Ended March 31, 2002 and 2001
(Dollars in thousands, except per share amounts)
2002	2001

Net sales	$71,091	$86,476
Cost of sales	58,353	72,060
Gross profit	12,738	14,416
Selling, general and administrative	11,130	11,881
Operating income	1,608	2,535

Other income (expense):
Other income	564	541
Interest expense	(2,948)	(3,779)
Other expense	(308)	(420)
Loss before cumulative effect of accounting change and extraordinary gain	(1,084)	(1,123)
Cumulative effect of accounting change (Note 9)	860	-
Extraordinary gain	-	30
Net loss	$(224)	$(1,093)
Net loss applicable to common stock (Note 3)	$(791)	$(1,660)

Weighted average common shares (Note 3):
Basic and diluted	11,933,696	11,894,619

Basic and diluted loss per common share (Note 3):
Loss before cumulative effect of accounting change	$(.14)	$(.14)
Cumulative effect of accounting change	.07	-
Net loss applicable to common stock	$(.07)	$(.14)

(See accompanying notes)

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
Three Months Ended March 31, 2002 and 2001
(Dollars in thousands)
2002	2001
Cash flows from operating activities
Net loss	$(224)	$(1,093)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Cumulative effect of accounting change	(860)	-
Extraordinary gain on extinguishment of debt	-	(30)
Gains on sales of property and equipment	(10)	(147)
Depreciation of property, plant and equipment	2,371	2,417
Amortization	364	2
Provision for losses on receivables	10	142
Provision for inventory write-downs	321	-
Realization of losses on firm sales and purchase commitments	-	(1,673)

Cash provided (used) by changes in assets and liabilities:
Trade accounts receivable	4,649	(3,940)
Inventories	637	(7,983)
Supplies and prepaid items	(93)	(1,488)
Accounts payable	(2,581)	1,407
Accrued and other non-current liabilities	2,693	739
Net cash provided by (used in) operating activities	7,277	(11,647)

Cash flows from investing activities:
Capital expenditures	(1,421)	(1,317)
Proceeds from sales of property and equipment	30	163
Change in restricted cash	184	-
Other assets	9	(121)
Net cash used in investing activities	(1,198)	(1,275)

Cash flows from financing activities:
Payments on long-term and other debt	(1,622)	(2,867)
Long-term and other borrowings	-	2,030
Acquisition of 10 3/4% Senior Notes	-	(21)
Net change in revolving debt facilities	(3,635)	14,343
Net change in drafts payable	81	(82)
Net proceeds from issuance of common stock	2	-
Net cash provided by (used in) financing activities	(5,174)	13,403
Net increase in cash and cash equivalents	905	481
Cash and cash equivalents at beginning of period	628	3,063
Cash and cash equivalents at end of period	$1,533	$3,544

(See accompanying notes)

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three Months Ended March 31, 2002 and 2001

Note 1: Basis of Presentation The accompanying Condensed Consolidated Financial Statements include the accounts of LSB Industries, Inc. (the "Company", "We", "Us" or "Our") and its subsidiaries. We are a diversified holding company which is engaged, through our subsidiaries, in the manufacture and sale of chemical products (the "Chemical Business") and the manufacture and sale of a broad range of air handling and heat pump products (the "Climate Control Business"). See Note 5 - Segment Information. All material intercompany accounts and transactions have been eliminated.

Note 2: Income Taxes At December 31, 2001, we had regular-tax net operating loss ("NOL") carryforwards of $66 million ($38 million alternative minimum tax NOLs). As a result of deferred tax asset valuation allowances related to NOLs, there was no benefit for income taxes for the three-month periods ended March 31, 2002 and 2001.

Note 3: Loss Per Share Net loss applicable to common stock is computed by adjusting net loss by the amount of preferred stock dividends. Basic loss per common share is based upon net loss applicable to common stock and the weighted average number of common shares outstanding during each period. All potentially dilutive securities were antidilutive for all periods presented.

For the three months ended March 31, 2002, our Board of Directors did not declare and we did not pay the regular quarterly dividend of $.8125 on our Series 2 $3.25 Convertible Class C preferred stock. Dividends in arrears at March 31, 2002, amounted to approximately $5.6 million. In addition, our Board of Directors did not declare and we did not pay the January 1, 2002 regular dividend on our Series B 12% Convertible, Cumulative Preferred Stock. Dividends in arrears at March 31, 2002, related to our Series B 12% Convertible, Cumulative Preferred Stock, amounted to approximately $.7 million.

The following table sets forth the computation of basic and diluted loss per share:

(Dollars in thousands, except per share amounts)
Three Months Ended March 31
2002	2001

Net loss	$(224)	$(1,093)
Preferred stock dividend requirements	(567)	(567)
Net loss applicable to common stock	$(791)	$(1,660)
Weighted - average shares	11,933,696	11,894,619

Basic and diluted loss per common share:
Loss before cumulative effect of accounting change	$(.14)	$(.14)
Cumulative effect of accounting change	.07	-
Net loss applicable to common stock	$(.07)	$(.14)

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three Months Ended March 31, 2002 and 2001

Note 4: Stockholders' Deficit

The table below provides detail (in thousands) of activity in the stockholders' deficit accounts for the three months ended March 31, 2002:

Common Stock Shares	Non-Redeemable Preferred Stock	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock-Preferred	Treasury Stock-Common	Total
Balance at December 31, 2001		15,206	$34,427	$1,521	$52,430	$(2,149)	$(71,923)	$(200)	$(16,068)	$(1,962)

Net loss							(224)			(224)

Reclassification to operations						72				72
Total comprehensive loss										(152)

Exercise of stock options		2			2					2
Balance at March 31, 2002	(1)	15,208	$34,427	$1,521	$52,432	$(2,077)	$(72,147)	$(200)	$(16,068)	$(2,112)

(1) Includes 3,272 shares of the Company's Common Stock held in treasury. Excluding the 3,272 shares held in treasury, the outstanding shares of the Company's Common Stock at March 31, 2002 were 11,936.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three Months Ended March 31, 2002 and 2001

Note 5: Segment Information

Three Months Ended March 31,
2002	2001
(in thousands)
Net sales:
Chemical	$38,358	$48,504
Climate Control	31,500	35,933
Other (1)	1,233	2,039
	$71,091	$86,476

Gross profit: (2)
Chemical	$3,447	$4,009
Climate Control	8,802	9,760
Other	489	647
	$12,738	$14,416

Operating profit: (3)
Chemical	$252	$1,233
Climate Control	3,414	2,975
	3,666	4,208
General corporate expenses and other business operations, net	(1,802)	(1,552)
Interest expense	(2,948)	(3,779)
Loss before cumulative effect of accounting change and extraordinary gain	$(1,084)	$(1,123)

(1) Excludes intersegment sales to Climate Control of $363 for the three months ended March 31, 2001 (none in 2002).

 (2) Gross profit by industry segment represents net sales less cost of sales.

(3) Operating profit by industry segment represents net sales less operating expenses before deducting general corporate expense and other business operations, interest expense, income taxes, and before cumulative effect of accounting change and extraordinary gain.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three Months Ended March 31, 2002 and 2001

Note 6: Contingencies

Legal Matters

 Following is a summary of certain legal actions involving the Company:

A. Our operations are subject to numerous environmental laws ("Environmental Laws") and to other federal, state and local laws regarding health and safety matters ("Health Laws"). In particular, the manufacture and distribution of chemical products are activities which entail environmental risks and impose obligations under the Environmental Laws and the Health Laws, many of which provide for substantial fines and criminal sanctions for violations. There can be no assurance that material costs or liabilities will not be incurred by us in complying with such laws or in paying fines or penalties for violation of such laws. The Environmental Laws and Health Laws and enforcement policies thereunder relating to the Chemical Business have in the past resulted, and could in the future result, in penalties, cleanup costs, or other liabilities relating to the handling, manufacture, use, emission, discharge or disposal of pollutants or other substances at or from our facilities or the use or disposal of certain of its chemical products. Significant expenditures have been incurred by the Chemical Business at the El Dorado Facility in order to comply with the Environmental Laws and Health Laws. The Chemical Business could be required to make significant additional site or operational modifications at the El Dorado Facility, involving substantial expenditures.

The Chemical Business' El Dorado, Arkansas facility generates process wastewater consisting of cooling tower and boiler blowdowns, contact stormwater (rainfall inside the plant area which picks up contaminants), and miscellaneous spills and leaks from process equipment. This wastewater has historically been collected in a chemical sewer and transported to a small pond for pH adjustment and then to a large pond for biological oxidation. Primary contaminants are ammonia, nitrate and sulfate.

The wastewater discharge is governed by a State permit renewed every five (5) years. The current permit expired in 1995, and the State was preparing to issue the facility a new permit in early 1997, which included much more stringent limits which the current treatment system could not meet. Negotiations were held with the Director of the State agency in March, 1997, and he agreed to a formal Consent Administrative Order ("CAO") in September, 1998, which CAO contained certain deadlines for the completion of activities at the EDC plant site pending issuance of a new permit. The ADEQ did not timely issue the permit and agreed to extend the CAO deadlines. A draft of the permit has now been issued for public comment. EDC timely submitted its comments on April 25, 2002. The draft permit includes a three year period of time for the El Dorado plant to come into compliance with the new more restrictive limits. Alternative methods for meeting these requirements are continuing to be examined by EDC. Installation of additional facilities will be required to comply with the new limits, and depending upon the alternative selected, the cost could be several million dollars. Should the facility be unable to operate in compliance with the new limits, such would have a material adverse effect upon our financial position and operating results and may result in the recognition of impairment of certain long-lived assets.

The CAO recognizes the presence of nitrate contamination in the groundwater, and requires EDC to undertake onsite bioremediation. The bioremediation has not proven to be effective, and EDC is currently undertaking a comprehensive evaluation of the groundwater trends in contamination reduction and movement. The final remedy for groundwater contamination will be selected in the near future. There are no known users of groundwater in the area, and preliminary risk assessments have not identified any risk that would require additional remediation.

The CAO included a $183,700 penalty assessment of which $125,000 will be satisfied over five years by expenditures of $25,000 per year for waste minimization activities. EDC has documented in excess of $25,000 on expenditures for the first four years, 1998, 1999, 2000 and 2001. An additional $57,000 was satisfied by funding approved supplemental environmental projects. The monetary civil penalty payment required, $1,700, has been paid.

In September 2001, the large equalization pond located at the Chemical Business' El Dorado, Arkansas manufacturing facility was drained to accommodate repairs to a corroded underground discharge pipe. This event began when a hole developed in the pond's discharge pipe, allowing the release of water up stream of the permitted outfall. It was determined to allow water to be released through the valve into the permitted discharge to avoid erosion of a levy, to permit monitoring and sampling of discharged water, and to direct the discharge to the permitted outfall. No adverse environmental conditions were noted at the discharge, however, the sustained discharge was allegedly out of compliance with the mass effluent limits contained in the permit. The Chemical Business and the ADEQ have agreed to a Consent Administrative Order to settle any civil penalty claims relating to this discharge event whereby the Chemical Business will pay a $50,000 civil penalty to the ADEQ and will spend another $50,000 on supplemental environmental projects with the Local Emergency Planning Committee.

EDC and two EDC employees received letters dated April 4, 2002, from the United States Attorney's office in Fort Smith, Arkansas indicating that a criminal charge could be brought against EDC and the two employees as a result of the draining of the equalization pond. The letter further requests that the recipients, through counsel, contact the Assistant United States Attorney ("AUSA"). EDC has retained counsel and has arranged for counsel for the two employees. In discussions between such counsel and the AUSA, the AUSA expressed satisfaction that EDC and the employees responded promptly to the letters, indicated that he had not formed an opinion as to any criminal culpability, and indicated that he desired a communication with EDC to ensure that EDC was adequately addressing its environmental obligations. The AUSA further stated that he was busy with other matters until mid-May, and that this matter could be addressed at that time. EDC believes that neither it nor its employees have criminal exposure in the equalization pond matter.

In February 2002, Slurry Explosive Corporation ("Slurry") received a proposed consent administrative order ("Slurry Consent Order") from the Kansas Department of Health and Environment ("KDHE"), regarding Slurry's Hallowell, Kansas manufacturing facility ("Hallowell Facility"). The proposed Slurry Consent Order states that there exists soil and groundwater contamination, and there exists surface water contamination in the lake adjacent to the Hallowell Facility. There are no known users of the groundwater in the area. The adjacent lake is used for fishing. The Slurry Consent Order also provides that Slurry has not verified the presence of such contaminants. Under the terms of the Slurry Consent Order, Slurry would be required a) to submit an environmental assessment work plan to the KDHE for review and approval, b) to agree with the KDHE as to any required corrective actions to be performed at the Hallowell Facility, and c) to provide reports to the KDHE, all of the preceding in accordance with the time frames and formats required in the Slurry Consent Order. We believe, although there can be no assurance, that compliance by Slurry with the anticipated Slurry Consent Order would not have a material adverse effect on the Company.

From March 2001 through January 2002, the Chemical Business experienced eleven alleged air emissions violations. One of the alleged violations involved a malfunctioning continuous air emissions monitor, one of the alleged violations was based on a typographical error, six of the alleged violations involved air emissions point source tests that were allegedly performed in a manner not in compliance with testing procedures, two of the alleged violations involved tests that failed to meet emissions criteria, and one of the alleged violations involved the simultaneous operation of two boilers which is not permitted under the air permit. The Chemical Business and the ADEQ have been in negotiations regarding applicable penalties for certain of these violations. On March 5, 2002, the Chemical Business received a letter from the ADEQ outlining the above alleged violations which, based on past experience, is a preliminary step to proposing a Consent Administrative Order. The Chemical Business anticipates that it will enter into a Consent Administrative Order with the ADEQ to resolve the above alleged violations. The Chemical Business also anticipates requesting administrative changes to its air permit which, if adopted, would better able us to comply with testing procedures.

B. Due to certain alleged violations of explosives storage and related regulations, in February 2002, the government regulator of explosives companies, Bureau of Alcohol, Tobacco and Firearms ("BATF"), issued an order revoking the manufacturing license of Slurry Explosive Corporation ("Slurry"), a subsidiary of ClimaChem and the Company, for its Hallowell, Kansas facility ("Hallowell Facility") to produce certain explosives products and confiscated certain high explosives inventory. The license revocation order was upheld by an administrative law judge after an administrative trial. Slurry is currently reviewing its legal alternatives regarding the license revocation. In addition, Slurry and the Company have received a grand jury subpoena from the U.S. Attorney's office of Wichita, Kansas requesting business records of Slurry. Slurry is complying with such subpoena. A different subsidiary of ours in the explosive business has filed an application with the BATF to obtain a manufacturing license for the Hallowell Facility. There is no assurance that the subsidiary will be able to obtain such license. Since February 2002, Slurry has continued to manufacture certain non-explosive products at its Hallowell Facility. Slurry has other production facilities where it can produce some explosives products to service its customers. Although it is our current expectation that we will be able to realize substantially all of our assets related to Slurry, it is not presently known whether we will be allowed to resume use of all of our long-lived assets (net book value of $2.9 million). The ultimate outcome of this matter is not presently known; however, even if we are successful in obtaining the new license, we expect the manufacturing of high-explosive products will not begin until the middle of the third quarter of 2002. For the three months ended March 31, 2002, we recognized a loss of $321,000 related to high-explosive inventory produced during January 2002 that was confiscated by the BATF. The estimate of ultimate loss associated with this matter may change in the near term and such amount may be material. Slurry's sales for the three months ended March 31, 2002 and 2001 were $3.1 million and $5 million, respectively.

We have several contingencies, including those set forth above, that could impact our liquidity in the event that we are unsuccessful in defending against the claimants or possible claimants. Although we do not anticipate that these claims or possible claims will result in substantial adverse impacts on our liquidity, it is not possible to determine the ultimate outcome.

Note 7: Long-Term Debt As discussed in Note 11, as a result of certain events occurring in 2002 we do not anticipate that ClimaChem will meet the current trailing twelve month EBITDA covenant under the Working Capital Revolver Loan for the period ending June 30, 2002. In connection with requesting the working capital lenders' approval of the transaction to repurchase certain of ClimaChem's Senior Unsecured Notes, as also discussed in Note 11, we have asked the working capital lender, and they have tentatively agreed, to amend the future trailing twelve month EBITDA covenant to an amount that we believe ClimaChem will be able to achieve. In the event the repurchase of the Senior Unsecured Notes is not completed by June 30, 2002, the working capital lender will be requested to waive ClimaChem's non-compliance with the trailing twelve month EBITDA covenant for the period ending June 30, 2002.

In 1997, our wholly-owned subsidiary, ClimaChem, Inc. ("ClimaChem") completed the sale of 10 3/4% Senior Notes due in 2007 (the "Senior Unsecured Notes"). Interest on the Senior Unsecured Notes is payable semiannually in arrears on June 1 and December 1 of each year. The ultimate outcome of the matter discussed above regarding our working capital revolver may impact our ability to make the June 1, 2002 interest payment which if not made by June 30, 2002 would represent an event of default under the Indenture to the Senior Unsecured Notes allowing them to be due on demand. The Senior Unsecured Notes are senior unsecured obligations of ClimaChem and rank equal in right of payment to all existing senior unsecured indebtedness of ClimaChem and its subsidiaries. The Senior Unsecured Notes are effectively subordinated to all existing and future senior secured indebtedness of ClimaChem. The outstanding principal balance of the Senior Unsecured Notes is $70.6 million at March 31, 2002.

ClimaChem owns substantially all of the companies comprising our Chemical and Climate Control Businesses. ClimaChem is a holding company with no significant assets (other than the notes receivable from us), or operations other than its investments in its subsidiaries, and each of its subsidiaries is wholly-owned, directly or indirectly, by ClimaChem. ClimaChem's payment obligations under the Senior Unsecured Notes are fully, unconditionally and joint and severally guaranteed by all of the existing subsidiaries of ClimaChem, except for El Dorado Nitric Co. and its subsidiaries.

Summarized, consolidated unaudited financial information of ClimaChem and its subsidiaries as of March 31, 2002 and December 31, 2001 and for the three-month periods ended March 31, 2002 and 2001 is as follows:

ClimaChem, Inc.

March 31, 2002	December 31, 2001
(in thousands)
Balance sheet data:
Cash and cash equivalents	$1,392	$309
Trade accounts receivable, net	37,025	41,613
Inventories:
Finished goods	16,846	17,067
Work in process	2,518	2,613
Raw material	9,669	10,279
Total inventories	29,033	29,959
Supplies and prepaid items	6,772	6,014
Deferred income taxes	2,000	2,000
Total current assets	76,222	79,895

Property, plant and equipment, net	70,448	70,122
Due from LSB and affiliates (1)	14,467	14,407
Other assets, net	13,861	14,706
Total assets	$174,998	$179,130

Accounts payable	$21,216	$23,530
Accrued liabilities	16,551	13,753
Due to LSB and affiliates, net (1)	1,517	1,310
Current portion of long-term debt	35,678	39,601
Total current liabilities	74,962	78,194

Long-term debt	82,140	82,301

Other non-current liabilities:
Deferred income taxes	2,601	3,120
Due to LSB (1)	1,200	1,200
Other	6,126	5,572
	9,927	9,892
Stockholders' equity	7,969	8,743
Total liabilities and stockholders' equity	$174,998	$179,130

Three Months Ended March 31,
2002	2001
(in thousands)
Operations data:
Net sales	$69,858	$84,437
Cost of sales	58,429	71,340
Gross profit	11,429	13,097
Selling, general and administrative	10,307	11,180
Operating income	1,122	1,917

Other income (expense):
Interest and other income, net	259	405
Interest expense	(2,746)	(3,498)
Loss before benefit for income taxes and extraordinary gain	(1,365)	(1,176)
Benefit for income taxes	(519)	-
Loss before extraordinary gain	(846)	(1,176)
Extraordinary gain	-	30
Net loss	$(846)	$(1,146)

(1)	Amount due from/to LSB and affiliates is eliminated when consolidated with LSB.

Note 8: Comprehensive Income (Loss) We present comprehensive income (loss) in accordance with Financial Accounting Standard No. 130 "Reporting Comprehensive Income" ("SFAS 130"). The provisions of SFAS 130 require us to classify items of other comprehensive income (loss) in the financial statements and display the accumulated balance of other comprehensive income (loss) separately from accumulated deficit and capital in excess of par value in the equity section of the balance sheet.

Other comprehensive income (loss) for the three-month periods ended March 31, 2002 and 2001 is detailed below.
2002	2001
(in thousands)
Net loss	$(224)	$(1,093)
Cumulative effect of change in accounting for derivative financial instruments (Note 9)	-	(2,439)
Reclassification to operations	72	72
Total comprehensive loss	$(152)	$(3,460)

Note 9: Change in Accounting In July 2001, the FASB issued Statement No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets". SFAS 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized but be tested for impairment at least annually. SFAS 142 became effective for us on January 1, 2002. Upon adoption of SFAS 142, we recognized $860,000 of negative goodwill as a cumulative effect of accounting change. For the three months ended March 31, 2001, goodwill amortization was not material.

In 1998, the Financial Accounting Standards Board issued Statement No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". We adopted SFAS 133, as amended, effective January 1, 2001. SFAS 133 required us to recognize all derivatives on the balance sheet at fair value. Derivatives that do not qualify or are not designated as hedges must be adjusted to fair value through operations. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

In 1997, we entered into an interest rate forward agreement to effectively fix the interest rate of a long-term lease commitment (not for trading purposes). In 1999, we executed the long-term lease agreement and terminated the forward at a net cost of $2.8 million. We historically accounted for this hedge under the deferral method (as an adjustment of the initial term lease rentals). At January 1, 2001, the remaining deferred cost included in other assets approximated $2.4 million. Upon adoption of SFAS 133 on January 1, 2001, the deferred cost was reclassified into accumulated other comprehensive loss and will be amortized to operations over the term of the lease arrangement.

Note 10: Subsequent Event On April 7, 2002, a portion of our subsidiary's chemical plant complex in El Dorado, Arkansas experienced damage from high winds and a likely tornado. Plant management and engineers have surveyed the damage which affected the production facilities for ammonium nitrate, certain acid plants, a large cooling tower, and other equipment. The majority of the repairs have been completed. During this repair time, we were not able to produce industrial grade ammonium nitrate. Production of our other products, agricultural grade ammonium nitrate and industrial acids, has continued without material interruption.

The total repair costs are not currently known but will exceed the $1 million deductible for property insurance. We also have a thirty day waiting period before our business interruption insurance coverage is effective. The losses, net of insurance, that we will incur as a result of this business interruption, are currently unknown, but may be in excess of $2 million.

Note 11: Liquidity and Management's Plan We are a diversified holding company and, as a result, depend on credit agreements and our ability to obtain funds from our subsidiaries in order to pay our debts and obligations.

Our wholly-owned subsidiary, ClimaChem through its subsidiaries, owns substantially all of our Chemical and Climate Control Businesses. ClimaChem and its subsidiaries depend on credit agreements with lenders and internally-generated cash flows in order to fund their operations and pay their debts and obligations.

We finance our working capital requirements for ClimaChem and its subsidiaries through borrowings under a $50 million credit facility (the "Working Capital Revolver Loan"). The Working Capital Revolver Loan requires ClimaChem to meet certain financial covenants on a quarterly and/or annual basis. The Working Capital Revolver Loan requires that ClimaChem's excess availability, as defined, equal an amount not less than $3.8 million, on each interest payment date, after giving effect to the interest payment due under ClimaChem's Senior Unsecured Notes. The terms of the Working Capital Revolver require that the $3.8 million reserve and the interest amount be reserved against borrowing availability periodically during the six months between semi-annual interest payment dates. If the repurchase of the Senior Unsecured Notes occurs as discussed below, the terms of the Working Capital Revolver will be amended to reduce the required reserve amount.

As of March 31, 2002, ClimaChem had borrowing availability under the Working Capital Revolver Loan of $5.1 million. The effective interest rate under the Working Capital Revolver Loan was 6.36%. Borrowings under the Working Capital Revolver Loan outstanding at March 31, 2002 were $33.2 million.

 As a result of the storm damage to the El Dorado facility that has resulted in interruption to our industrial grade ammonium nitrate business and the anticipated delay in obtaining our license to manufacture high-explosive products, we do not anticipate that ClimaChem will meet the current trailing twelve month EBITDA covenant under the Working Capital Revolver Loan for the period ending June 30, 2002. In connection with requesting the working capital lenders' approval of the transaction to repurchase certain of ClimaChem's Senior Unsecured Notes, as discussed elsewhere in this report, we have asked the working capital lender, and they have tentatively agreed, to amend the future trailing twelve month EBITDA covenant to an amount that we believe ClimaChem will be able to achieve. In the event the repurchase of the Senior Unsecured Notes is not completed by June 30, 2002, the working capital lender will be requested to waive ClimaChem's non-compliance with the trailing twelve month EBITDA covenant for the period ending June 30, 2002.

As of March 31, 2002, ClimaChem has outstanding $70.6 million in Senior Unsecured Notes to third parties which require a semi-annual interest payment of $3.8 million on June 1 and December 1, 2002. The ultimate outcome of the matter discussed above regarding our working capital revolver may impact our ability to make the June 1, 2002 interest payment. See Note 7.

The Company's subsidiary, ClimaChem, has negotiated a term sheet with an investor that believes it represents approximately $52 million face amount of ClimaChem's unsecured 10 3/4% Senior Notes due 2007 (the "Senior Unsecured Notes") which represent at least 66 2/3% of the aggregate outstanding principal amount of the Senior Unsecured Notes. The term sheet provides that, subject to numerous conditions and agreements, the investor and/or its affiliates will loan ClimaChem approximately $34 million (the "Loans"). If the Loans are made , ClimaChem will use the funds to repurchase the Senior Unsecured Notes owned by the investor and its affiliates at a substantial discount from face value, pay the closing fees and expenses incurred in connection with the Loans and fund a cash collateral account. The Loans, if made, would be secured by certain assets of the Company and certain of its subsidiaries. In addition, the Loans to ClimaChem would be guaranteed by the Company and certain subsidiaries of ClimaChem.

In connection with the closing of the Loans, the investor and its affiliates that participate in making the Loans will be issued warrants to purchase up to 4.99% of the Company's outstanding common stock at a nominal price which warrants would have a term of 10 years, be subject to certain anti-dilution adjustments and entitle the holders of these warrants to certain demand and piggyback registration rights.

The Company and the investor are in the process of attempting to finalize agreements relating to the Loans and the repurchase of the Senior Unsecured Notes owned by the investor and its affiliates. Although there are no assurances, the Company expects the closing of this transaction to occur during the second quarter of 2002. Closing of these transactions are subject to, among other things, completion of definitive agreements and documents, consent of ClimaChem's working capital revolver lender and amendments to ClimaChem's working capital loan agreement acceptable to ClimaChem and its working capital revolver lender and elimination of certain provisions contained in the Indenture covering the Senior Unsecured Notes.
ClimaChem is restricted as to the funds that it may transfer to LSB and the non-ClimaChem companies under the terms contained in an Indenture ("Indenture") covering the Senior Unsecured Notes issued by ClimaChem and the Working Capital Revolver Loan. Under the terms of the Indenture between ClimaChem, the guarantors and the trustee relating to the Senior Unsecured Notes, ClimaChem is permitted to distribute or pay in the form of dividends and other distributions to us in connection with ClimaChem's outstanding equity securities or loans, (a) advances or investments to any person (including us), up to 50% of ClimaChem's consolidated net income for the period (taken as one accounting period), commencing on January 1, 1998 and including the last day of the fiscal quarter ended immediately prior to the date of said calculation (or, in the event consolidated net income for such period is a deficit, then minus 100% of such deficit), plus (b) the aggregate net cash proceeds received by ClimaChem from the sale of its capital stock. This limitation will not prohibit (i) payment to us under a Services Agreement, Management Agreement and a Tax Sharing Agreement, or (ii) the payment of any dividend within 60 days after the date of its declaration if such dividend could have been made on the date of such declaration. ClimaChem did not declare and pay to the Company a dividend during the three months ended March 31, 2002.

For the three months ended March 31, 2002, we did not earn any management fees under the Management Agreement. It is possible, although not presently anticipated, that ClimaChem could pay up to $1.8 million, plus Consumer Price Index adjustments, of management fees to us in 2002 (if ClimaChem has earnings before interest, income taxes, depreciation and amortization ("EBITDA") in excess of $26 million, as defined by ClimaChem's Working Capital Revolver Loan for the year).

Due to the Company and ClimaChem's previous operating losses and limited borrowing ability under the credit facility then in effect, we discontinued payment of cash dividends on our Common Stock for periods subsequent to January 1, 1999, until the Board of Directors determines otherwise. As of the date of this report, we have not paid the regular quarterly dividend of $.8125 on the outstanding $3.25 Convertible Exchangeable Class C Preferred Stock Series 2 ("Series 2 Preferred") since June 15, 1999, resulting in approximately $5.6 million in total accrued and unpaid dividends on the Series 2 Preferred. In addition, we did not declare and pay the regular annual dividend of $12.00 on the Series B Preferred since 1999, resulting in approximately $.7 million in accrued and unpaid dividends on the Series B Preferred. We do not anticipate having funds available to pay dividends on our stock for the foreseeable future.

Management's plan for the remainder of 2002 anticipates a relatively stable business environment for the Climate Control Business. Based upon the projected order level, the Climate Control Business expects to continue to report positive results.

Management's plan for 2002 for its Chemical Business is to increase the production level at the El Dorado, Arkansas plant facility and the Cherokee, Alabama plant to near practical capacity, improving the 2002 fixed cost absorption and operating results compared to 2001, before considering the impact of the plant damage discussed in Note 10.

The 2002 production level for Industrial Grade Ammonium Nitrate ("IGAN") at the El Dorado plant facility is planned at or near full capacity once production is resumed in May 2002. However, the production level for Agricultural Grade Ammonium Nitrate ("AGAN") is planned at a significantly higher level (50%) in 2002 than in 2001. If the planned production level is achieved, it would be close to the plant's near full capacity for AGAN. Based upon management's assessment of the amount of competitive product available in the Chemical Business agricultural market in the spring of 2002 compared to the same period in 2001, and an expanded geographical market due to competitors' plant closings, management believes that the higher sales volume measured in units can be achieved. Sales dollars and related cost of sales are expected to be lower in 2002 since the unit cost of the plant's feed stock, anhydrous ammonia, is lower and the unit sales price is likewise lower than in the prior year.

We have planned capital expenditures for the remainder of 2002 of approximately $3.8 million, but such capital expenditures are dependent upon obtaining acceptable financing. We will make these expenditures if there is sufficient working capital or available financing. As discussed in Note 6, the wastewater program is not yet finally determined but is currently expected to require capital expenditures of approximately $2 to $3 million over the next 24 to 36 months. Discussions of the nature of the program and means of securing financing are currently underway.

We presently believe we can maintain compliance with the covenants of our working capital revolving credit facilities, if modified as tentatively agreed to with our lender in May 2002, successfully execute the above plan for the remainder of 2002 and meet our obligations as they come due; however, there are no assurances to that effect. If we are not successful in amending our working capital revolving credit agreement, do not achieve our plan for the remainder of 2002, or other adverse unforeseen events occur in 2002, it is reasonably possible that we may not be able to meet our obligations as they come due.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with our March 31, 2002 Condensed Consolidated Financial Statements.

Certain statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" may be deemed forward-looking statements. See "Special Note Regarding Forward-Looking Statements".

Critical Accounting Policies

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and disclosures of contingent liabilities. See our Form 10-K for the year ended December 31, 2001 for an expanded discussion on the more significant areas of financial reporting impacted by management's judgment, estimates and assumptions.

 Overview

 General

 We continue to focus on our core businesses relating to our Chemical and Climate Control Businesses. In addition, we are seeking to reduce our outstanding indebtedness and improve our liquidity and operating results through liquidation of selected assets.

Chemical Business

Our Chemical Business manufactures three principal product lines that are derived from anhydrous ammonia: (1) fertilizer grade ammonium nitrate and urea ammonia nitrate for the agricultural industry, (2) explosive grade ammonium nitrate and solutions for the mining industry and (3) concentrated, blended and regular nitric acid for industrial applications. In addition, we also produce sulfuric acid for commercial applications primarily in the paper industry.

As discussed in Note 6 of Notes to Condensed Consolidated Financial Statements, due to certain alleged violations of explosives storage and related regulations, in February 2002, the government regulator of explosives companies, Bureau of Alcohol, Tobacco and Firearms ("BATF"), issued an order revoking the manufacturing license of Slurry Explosive Corporation ("Slurry"), a subsidiary of ClimaChem and the Company, for its Hallowell, Kansas facility ("Hallowell Facility") to produce certain explosives products and confiscated certain high explosives inventory. A different subsidiary of ours in the explosive business has filed an application with the BATF to obtain a manufacturing license for the Hallowell Facility. There is no assurance that the subsidiary will be able to obtain such license. Since February 2002, Slurry has continued to manufacture certain non-explosive products at its Hallowell Facility. Slurry has other production facilities where it can produce some explosives products to service its customers. Although it is our current expectation that we will be able to realize substantially all of our assets related to Slurry, it is not presently known whether we will be allowed to resume use of all of our long-lived assets (net book value of $2.9 million). The ultimate outcome of this matter is not presently known; however, even if we are successful in obtaining the new license, we expect the manufacturing of high-explosive products will not begin until the middle of the third quarter of 2002 (which will result in a reduction in the Chemical Business' operating profit relating to Slurry compared to 2001. For the three months ended March 31, 2002, we recognized a loss of $321,000 related to high-explosive inventory produced during January 2002 that was confiscated by the BATF. The estimate of ultimate loss associated with this matter may change in the near term and such amount may be material. Slurry's sales for the three months ended March 31, 2002 and 2001 were $3.1 million and $5 million, respectively.

On April 7, 2002, a portion of our subsidiary's chemical plant complex in El Dorado, Arkansas experienced damage from high winds and a likely tornado. Plant management and engineers have surveyed the damage which affected the production facilities for ammonium nitrate, certain acid plants, a large cooling tower, and other equipment. The majority of the repairs have been completed. During this repair time, we were not able to produce industrial grade ammonium nitrate. Production of our other products, agricultural grade ammonium nitrate and industrial acids, has continued without material interruption.

The total repair costs are not currently known but will exceed the $1 million deductible for property insurance. We also have a thirty day waiting period before our business interruption insurance coverage is effective. The losses, net of insurance, that we will incur as a result of this business interruption, are currently unknown, but may be in excess of $2 million.

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

 RESULTS OF OPERATIONS

Three months ended March 31, 2002 vs. Three months ended March 31, 2001.

 Net Sales

 Net sales for the three months ended March 31, 2002 were $71.1 million compared to $86.5 million for the first three months of 2001 or a decrease of $15.4 million. This decrease in sales resulted principally from: (i) decreased sales in the Chemical Business of $10.1 million resulting from lower sales prices due, in part, to long-term cost-plus supply agreements entered into during the fourth quarter of 2001 and the reduction in volume of explosive products sold by our subsidiary, Slurry Explosive Corporation, due to their license revocation as discussed in Note 6 of Notes to Condensed Consolidated Financial Statements and (ii) decreased sales in the Climate Control Business of $4.4 million resulting from an overall decline in customer demand and the elimination of certain product lines during the fourth quarter of 2001.

Gross Profit

Gross profit was $12.7 million or 17.9% as a percentage of net sales for the first three months of 2002, compared to $14.4 million or 16.7% for the first three months of 2001. The increase in the gross profit percentage was primarily the result of higher profit margins in the Chemical and Climate Control Businesses due primarily to decreased raw material costs due, in part, to the lower cost of natural gas in 2002 in the Chemical Business and the elimination of certain products during the fourth quarter of 2001 in the Climate Control Business.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses were $11.1 million for the three-month period ended March 31, 2002, compared to $11.9 million for the first three months of 2001. This decrease is primarily the result of the reduction of expenses relating to the elimination of certain products in the Climate Control Business during the fourth quarter of 2001.

Interest Expense

Interest expense was $2.9 million in the first three months of 2002 compared to $3.8 million for the first three months of 2001. The decrease of $.9 million primarily resulted from lower interest rates and the decrease in borrowings from revolving credit facilities.

 Other Expense

 Other expense for the three months ended March 31, 2002 included costs relating to environmental issues with the Arkansas Department of Environmental Quality and the Kansas Department of Health and Environment as discussed in Note 6 of Notes to Condensed Consolidated Financial Statements. Other expense for 2001 included financing fees relating to the amendment of a revolving credit facility.

Loss before Cumulative Effect of Accounting Change and Extraordinary Gain

We had a loss before cumulative effect of accounting change and extraordinary gain of $1.1 million in the first three months of 2002 and 2001.

Provision for Income Taxes

As a result of deferred tax asset valuation allowances related to our net operating loss carry-forwards as discussed in Note 2 of Notes to Condensed Consolidated Financial Statements, no benefit for income taxes was recognized for the three-month periods ended March 31, 2002 and 2001.

Cumulative Effect of Accounting Change

 As discussed in Note 9 of Notes to Condensed Consolidated Financial Statements, we recognized $860,000 of negative goodwill as a cumulative effect of accounting change for the three months ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

 Cash flow from Operations

 Historically, our primary cash needs have been for operating expenses, working capital and capital expenditures. We have financed our cash requirements primarily through internally generated cash flow, borrowings under our revolving credit facilities and secured equipment financing.

As previously discussed in this report, due to certain alleged violations of explosives storage and related regulations in February 2002, the Bureau of Alcohol, Tobacco and Firearms ("BATF") issued an order revoking the manufacturing license of Slurry Explosive Corporation for its Hallowell, Kansas facility to produce certain explosives products. However, a different subsidiary of the Company in the explosives business has filed an application with the BATF to obtain a manufacturing license for the Hallowell, Kansas facility. See Note 6 of Notes to Condensed Consolidated Financial Statements. Because the ultimate outcome of this matter is not presently known, we cannot estimate the effects on our future cash flow from operations; however, such effect may be material.

Net cash provided by operating activities for the three months ended March 31, 2002 was $7.3 million. The decrease in trade accounts receivable is primarily due to the decrease in sales in the Chemical and Climate Control Businesses. The decrease in inventories relates primarily to planned reductions in the Climate Control Business due to a decline in customer demand, offset, in part, by the increase of agricultural products in the Chemical Business due to the anticipated demands relating to the spring fertilizing season. The decrease in accounts payable is primarily due to the decrease in purchases in the Climate Control Business as reflected by the decrease in inventories. The increase in accrued and other non-current liabilities is due primarily to the accrued interest on the Senior Unsecured Notes, an increase in a deferred lease payment due December 2002, and an increase in the amount of customer deposits held by the Chemical Business. This increase was partially offset by a decrease in billings in excess of costs and estimated earnings on uncompleted contracts in the Climate Control Business.

Cash Flow From Investing and Financing Activities

Net cash used in investing activities for the three months ended March 31, 2002 included $1.4 million for capital expenditures primarily for the benefit of the Chemical Business to enhance production and product delivery capabilities.

Net cash used in financing activities included a net decrease in revolving debt of $3.6 million and payments on long-term and other debt of $1.6 million.

Obligations and Commitments

 In the normal course of business, we enter into contracts, leases and borrowing arrangements. See our Form 10-K for the year ended December 31, 2001 for an expanded discussion on these arrangements.

Source of Funds

 We are a diversified holding company and, as a result, depend on credit agreements and our ability to obtain funds from our subsidiaries in order to pay our debts and obligations.

Our wholly-owned subsidiary, ClimaChem through its subsidiaries, owns substantially all of our Chemical and Climate Control Businesses. ClimaChem and its subsidiaries depend on credit agreements with lenders and internally-generated cash flows in order to fund their operations and pay their debts and obligations.

 We finance our working capital requirements for ClimaChem and its subsidiaries through borrowings under a $50 million credit facility (the "Working Capital Revolver Loan"). The Working Capital Revolver Loan requires ClimaChem to meet certain financial covenants on a quarterly and/or annual basis. The Working Capital Revolver Loan requires that ClimaChem's excess availability, as defined, equal an amount not less than $3.8 million, on each interest payment date, after giving effect to the interest payment due under ClimaChem's Senior Unsecured Notes. The terms of the Working Capital Revolver require that the $3.8 million reserve and the interest amount be reserved against borrowing availability periodically during the six months between semi-annual interest payment dates. If the repurchase of the Senior Unsecured Notes occurs as discussed below, the terms of the Working Capital Revolver will be amended to reduce the required reserve amount.

As of March 31, 2002, ClimaChem had borrowing availability under the Working Capital Revolver Loan of $5.1 million. The effective interest rate under the Working Capital Revolver Loan was 6.36%. Borrowings under the Working Capital Revolver Loan outstanding at March 31, 2002 were $33.2 million.

As a result of the storm damage to the El Dorado facility that has resulted in interruption to our industrial grade ammonium nitrate business and the anticipated delay in obtaining our license to manufacture high-explosive products, we do not anticipate that ClimaChem will meet the current trailing twelve month EBITDA covenant under the Working Capital Revolver Loan for the period ending June 30, 2002. In connection with requesting the working capital lenders' approval of the transaction to repurchase certain of ClimaChem's Senior Unsecured Notes, as discussed elsewhere in this report, we have asked the working capital lender, and they have tentatively agreed, to amend the future trailing twelve month EBITDA covenant to an amount that we believe ClimaChem will be able to achieve. In the event the repurchase of the Senior Unsecured Notes is not completed by June 30, 2002, the working capital lender will be requested to waive ClimaChem's non-compliance with the trailing twelve month EBITDA covenant for the period ending June 30, 2002.

As of March 31, 2002, ClimaChem has outstanding $70.6 million in Senior Unsecured Notes to third parties which require a semi-annual interest payment of $3.8 million on June 1 and December 1, 2002. The ultimate outcome of the matter discussed above regarding our working capital revolver may impact our ability to make the June 1, 2002 interest payment. See Note 7 of Notes to Condensed Consolidated Financial Statements.

The Company's subsidiary, ClimaChem, has negotiated a term sheet with an investor that believes it represents approximately $52 million face amount of ClimaChem's unsecured 10 3/4% Senior Notes due 2007 (the "Senior Unsecured Notes") which represent at least 66 2/3% of the aggregate outstanding principal amount of the Senior Unsecured Notes. The term sheet provides that, subject to numerous conditions and agreements, the investor and/or its affiliates will loan ClimaChem approximately $34 million (the "Loans"). If the Loans are made, ClimaChem will use the funds to repurchase the Senior Unsecured Notes owned by the investor and its affiliates at a substantial discount from face value, pay the closing fees and expenses incurred in connection with the Loans and fund a cash collateral account. The Loans, if made, would be secured by certain assets of the Company and certain of its subsidiaries. In addition, the Loans to ClimaChem would be guaranteed by the Company and certain subsidiaries of ClimaChem.

In connection with the closing of the Loans, the investor and its affiliates that participate in making the Loans will be issued warrants to purchase up to 4.99% of the Company's outstanding common stock at a nominal price which warrants would have a term of 10 years, be subject to certain anti-dilution adjustments and entitle the holders of these warrants to certain demand and piggyback registration rights.

The Company and the investor are in the process of attempting to finalize agreements relating to the Loans and the repurchase of the Senior Unsecured Notes owned by the investor and its affiliates. Although there are no assurances, the Company expects the closing of this transaction to occur during the second quarter of 2002. Closing of these transactions are subject to, among other things, completion of definitive agreements and documents, consent of ClimaChem's working capital revolver lender and amendments to ClimaChem's working capital loan agreement acceptable to ClimaChem and its working capital revolver lender and elimination of certain provisions contained in the Indenture covering the Senior Unsecured Notes.

ClimaChem is restricted as to the funds that it may transfer to LSB and the non-ClimaChem companies under the terms contained in an Indenture ("Indenture") covering the Senior Unsecured Notes issued by ClimaChem and the Working Capital Revolver Loan. Under the terms of the Indenture between ClimaChem, the guarantors and the trustee relating to the Senior Unsecured Notes, ClimaChem is permitted to distribute or pay in the form of dividends and other distributions to us in connection with ClimaChem's outstanding equity securities or loans, (a) advances or investments to any person (including us), up to 50% of ClimaChem's consolidated net income for the period (taken as one accounting period), commencing on January 1, 1998 and including the last day of the fiscal quarter ended immediately prior to the date of said calculation (or, in the event consolidated net income for such period is a deficit, then minus 100% of such deficit), plus (b) the aggregate net cash proceeds received by ClimaChem from the sale of its capital stock. This limitation will not prohibit (i) payment to us under a Services Agreement, Management Agreement and a Tax Sharing Agreement, or (ii) the payment of any dividend within 60 days after the date of its declaration if such dividend could have been made on the date of such declaration. ClimaChem did not declare and pay to the Company a dividend during the three months ended March 31, 2002.

For the three months ended March 31, 2002, we did not earn any management fees under the Management Agreement. It is possible, although not presently anticipated, that ClimaChem could pay up to $1.8 million, plus Consumer Price Index adjustments, of management fees to us in 2002 (if ClimaChem has earnings before interest, income taxes, depreciation and amortization ("EBITDA") in excess of $26 million, as defined by ClimaChem's Working Capital Revolver Loan for the year).

Due to the Company and ClimaChem's previous operating losses and limited borrowing ability under the credit facility then in effect, we discontinued payment of cash dividends on our Common Stock for periods subsequent to January 1, 1999, until the Board of Directors determines otherwise. As of the date of this report, we have not paid the regular quarterly dividend of $.8125 on the outstanding $3.25 Convertible Exchangeable Class C Preferred Stock Series 2 ("Series 2 Preferred") since June 15, 1999, resulting in approximately $5.6 million in total accrued and unpaid dividends on the Series 2 Preferred. In addition, we did not declare and pay the regular annual dividend of $12.00 on the Series B Preferred since 1999, resulting in approximately $.7 million in accrued and unpaid dividends on the Series B Preferred. We do not anticipate having funds available to pay dividends on our stock for the foreseeable future.

Management's plan for the remainder of 2002 anticipates a relatively stable business environment for the Climate Control Business. Based upon the projected order level, the Climate Control Business expects to continue to report positive results.

Management's plan for 2002 for its Chemical Business is to increase the production level at the El Dorado, Arkansas plant facility and the Cherokee, Alabama plant to near practical capacity, improving the 2002 fixed cost absorption and operating results compared to 2001, before considering the impact of the plant damage discussed in Note 10 of Notes to Condensed Consolidated Financial Statements.

The 2002 production level for Industrial Grade Ammonium Nitrate ("IGAN") at the El Dorado plant facility is planned at or near full capacity once production is resumed in May 2002. However, the production level for Agricultural Grade Ammonium Nitrate ("AGAN") is planned at a significantly higher level (50%) in 2002 than in 2001. If the planned production level is achieved, it would be close to the plant's near full capacity for AGAN. Based upon management's assessment of the amount of competitive product available in the Chemical Business agricultural market in the spring of 2002 compared to the same period in 2001, and an expanded geographical market due to competitors' plant closings, management believes that the higher sales volume measured in units can be achieved. Sales dollars and related cost of sales are expected to be lower in 2002 since the unit cost of the plant's feed stock, anhydrous ammonia, is lower and the unit sales price is likewise lower than in the prior year.

We have planned capital expenditures for the remainder of 2002 of approximately $3.8 million, but such capital expenditures are dependent upon obtaining acceptable financing. We will make these expenditures if there is sufficient working capital or available financing. As discussed in Note 6 of Notes to Condensed Consolidated Financial Statements, the wastewater program is not yet finally determined but is currently expected to require capital expenditures of approximately $2 to $3 million over the next 24 to 36 months. Discussions of the nature of the program and means of securing financing are currently underway.

We presently believe we can maintain compliance with the covenants of our working capital revolving credit facilities, if modified as tentatively agreed to with our lender in May 2002, successfully execute the above plan for the remainder of 2002 and meet our obligations as they come due; however, there are no assurances to that effect. If we are not successful in amending our working capital revolving credit agreement, do not achieve our plan for the remainder of 2002, or other adverse unforeseen events occur in 2002, it is reasonably possible that we may not be able to meet our obligations as they come due.

Contingencies

As discussed in Note 6 of Notes to Condensed Consolidated Financial Statements, we have several contingencies that could impact our liquidity in the event that we are unsuccessful in defending against the claimants. Although we do not anticipate that these claims will result in substantial adverse impacts on our liquidity, it is not possible to determine the outcome. The preceding sentence is a forward looking statement that involves a number of risks and uncertainties that could cause actual results to differ materially. See Special Note Regarding Forward-Looking Statements.

Quantitative and Qualitative Disclosure about Market Risk

General

 Our results of operations and operating cash flows are impacted by changes in market interest rates and changes in market prices of anhydrous ammonia and natural gas. Our Chemical Business buys substantial quantities of anhydrous ammonia and natural gas as feed stock for use in manufacturing processes generally at spot market prices.

Interest Rate Risk

 Our interest rate risk exposure results from our debt portfolio which is impacted by short-term rates, primarily prime rate-based borrowings from commercial banks, and long-term rates, primarily fixed-rate notes, some of which prohibit prepayment or require substantial prepayment penalties.

Reference is made to our Form 10-K for the year ended December 31, 2001, for an expanded analysis of expected maturities of long term debt and its weighted average interest rates.

As of March 31, 2002, our variable rate and fixed rate debt, which aggregated $126.5 million, exceeded the debt's fair market value by approximately $35.3 million ($34.1 million at December 31, 2001). The fair value of the Senior Unsecured Notes of one of our subsidiaries was determined based on a market quotation for such securities.

SPECIAL NOTE REGARDING
FORWARD-LOOKING STATEMENTS

Certain statements contained within this report may be deemed "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements in this report other than statements of historical fact are Forward-Looking Statements that are subject to known and unknown risks, uncertainties and other factors which could cause actual results and performance of the Company to differ materially from such statements. The words "believe", "expect", "anticipate", "intend", "will", and similar expressions identify Forward-Looking Statements. Forward-Looking Statements contained herein relate to, among other things, availability of net operating loss carryovers,
amount to be spent relating to compliance with federal, state and local environmental laws at the El Dorado Facility, liquidity and availability of funds,
anticipated financial performance,
adequate cash flows to meet our presently anticipated working capital requirements, adequate resources to meet our obligations as they come due, ability to reduce indebtedness by liquidating selected assets, ability to make planned capital improvements,
ability to obtain financing for wastewater disposal project, management does not anticipate that these contingent claims will result in substantial adverse impact on our liquidity, there will be a relatively stable business environment for the Climate Control Business for the remainder of 2002, the Climate Control Business is expected to have positive results for the remainder of 2002,
Chemical production levels are expected to increase for 2002, lower costs of sales and higher sales volume in the Chemical Business, the revocation of Slurry's explosives manufacturing license will not have a material adverse effect on our cash flow, ability of a subsidiary to obtain an explosive manufacturing license to replace Slurry's revoked license, ability to realize substantially all of Slurry's assets,
total repair costs for the El Dorado, Arkansas plant,
the manufacturing of high-explosive products will not begin until the middle of the third quarter of 2002.
unability to pay dividends for the foreseeable future,
maintain compliance with the covenants of our working capital revolving credit facilities, if modified as tentatively agreed to with our lender in May 2002, successfully execute management's plan for the remainder of 2002 and meet our obligations as they come due, completion of the transactions described in the term sheet between a loan to ClimaChem from an investor in the Senior Unsecured Notes and the repairs to the El Dorado plant will be completed in May 2002.

While we believe the expectations reflected in such Forward-Looking Statements are reasonable, we can give no assurance such expectations will prove to have been correct. There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to, decline in general economic conditions, both domestic and foreign, material reduction in revenues,
material increase in interest rates,
ability to collect in a timely manner a material amount of receivables, increased competitive pressures,
changes in federal, state and local laws and regulations, especially environmental regulations, or in interpretation of such, pending, additional releases (particularly air emissions) into the environment, material increases in equipment, maintenance, operating or labor costs not presently anticipated, the requirement to use internally generated funds for purposes not presently anticipated, the cost for the purchase of anhydrous ammonia and natural gas, changes in competition,
the loss of any significant customer,
changes in operating strategy or development plans,
inability to fund the working capital and expansion of our businesses, inability to make the necessary repairs to the El Dorado plant in May 2002, adverse results in any of our pending litigation,
inability to obtain a manufacturing license for the facility located at Hallowell, Kansas, inability to obtain necessary raw materials and
other factors described in "Management's Discussion and Analysis of Financial Condition and Results of Operation" contained in this report.

Given these uncertainties, all parties are cautioned not to place undue reliance on such Forward-looking Statements. We disclaim any obligation to update any such factors or to publicly announce the results of any revisions to any of the Forward-Looking Statements contained herein to reflect future events or developments.

Independent Accountants' Review Report

Board of Directors
LSB Industries, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of LSB Industries, Inc. as of March 31, 2002, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of LSB Industries, Inc. as of December 31, 2001, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended (not presented herein); and in our report dated March 27, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                                                            ERNST & YOUNG LLP

Oklahoma City, Oklahoma
May 10, 2002

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

The Chemical Business' El Dorado, Arkansas facility generates process wastewater consisting of cooling tower and boiler blowdowns, contact stormwater (rainfall inside the plant area which picks up contaminants), and miscellaneous spills and leaks from process equipment. This wastewater has historically been collected in a chemical sewer and transported to a small pond for pH adjustment and then to a large pond for biological oxidation. Primary contaminants are ammonia, nitrate and sulfate.

The wastewater discharge is governed by a State permit renewed every five (5) years. The current permit expired in 1995, and the State was preparing to issue the facility a new permit in early 1997, which included much more stringent limits which the current treatment system could not meet. Negotiations were held with the Director of the State agency in March, 1997, and he agreed to a formal Consent Administrative Order ("CAO") in September, 1998, which CAO contained certain deadlines for the completion of activities at the EDC plant site pending issuance of a new permit. The ADEQ did not timely issue the permit and agreed to extend the CAO deadlines. A draft of the permit has now been issued for public comment. EDC timely submitted its comments on April 25, 2002. The draft permit includes a three year period of time for the El Dorado plant to come into compliance with the new more restrictive limits. Alternative methods for meeting these requirements are continuing to be examined by EDC. Installation of additional facilities will be required to comply with the new limits, and depending upon the alternative selected, the cost could be several million dollars.

In September 2001, the large equalization pond located at the Chemical Business' El Dorado, Arkansas manufacturing facility was drained to accommodate repairs to a corroded underground discharge pipe. This event began when a hole developed in the pond's discharge pipe, allowing the release of water up stream of the permitted outfall. It was determined to allow water to be released through the valve into the permitted discharge to avoid erosion of a levy, to permit monitoring and sampling of discharged water, and to direct the discharge to the permitted outfall. No adverse environmental conditions were noted at the discharge, however, the sustained discharge was allegedly out of compliance with the mass effluent limits contained in the permit. The Chemical Business and the ADEQ have agreed to a Consent Administrative Order to settle any civil penalty claims relating to this discharge event whereby the Chemical Business will pay a $50,000 civil penalty to the ADEQ and will spend another $50,000 on supplemental environmental projects with the Local Emergency Planning Committee.

EDC and two EDC employees received letters dated April 4, 2002, from the United States Attorney's office in Fort Smith, Arkansas indicating that a criminal charge could be brought against EDC and the two employees as a result of the draining of the equalization pond. The letter further requests that the recipients, through counsel, contact the Assistant United States Attorney ("AUSA"). EDC has retained counsel and has arranged for counsel for the two employees. In discussions between such counsel and the AUSA, the AUSA expressed satisfaction that EDC and the employees responded promptly to the letters, indicated that he had not formed an opinion as to any criminal culpability, and indicated that he desired a communication with EDC to ensure that EDC was adequately addressing its environmental obligations. The AUSA further stated that he was busy with other matters until mid-May, and that this matter could be addressed at that time.

In February 2002, Slurry Explosive Corporation ("Slurry") received a proposed consent administrative order ("Slurry Consent Order") from the Kansas Department of Health and Environment ("KDHE"), regarding Slurry's Hallowell, Kansas manufacturing facility ("Hallowell Facility"). The proposed Slurry Consent Order states that there exists soil and groundwater contamination, and there exists surface water contamination in the lake adjacent to the Hallowell Facility. There are no known users of the groundwater in the area. The adjacent lake is used for fishing. The Slurry Consent Order also provides that Slurry has not verified the presence of such contaminants. Under the terms of the Slurry Consent Order, Slurry would be required a) to submit an environmental assessment work plan to the KDHE for review and approval, b) to agree with the KDHE as to any required corrective actions to be performed at the Hallowell Facility, and c) to provide reports to the KDHE, all of the preceding in accordance with the time frames and formats required in the Slurry Consent Order.

From March 2001 through January 2002, the Chemical Business experienced eleven alleged air emissions violations. One of the alleged violations involved a malfunctioning continuous air emissions monitor, one of the alleged violations was based on a typographical error, six of the alleged violations involved air emissions point source tests that were allegedly performed in a manner not in compliance with testing procedures, two of the alleged violations involved tests that failed to meet emissions criteria, and one of the alleged violations involved the simultaneous operation of two boilers which is not permitted under the air permit. The Chemical Business and the ADEQ have been in negotiations regarding applicable penalties for certain of these violations. On March 5, 2002, the Chemical Business received a letter from the ADEQ outlining the above alleged violations which, based on past experience, is a preliminary step to proposing a Consent Administrative Order. The Chemical Business anticipates that it will enter into a Consent Administrative Order with the ADEQ to resolve the above alleged violations. The Chemical Business also anticipates requesting administrative changes to its air permit which, if adopted, would better able us to comply with testing procedures.

Due to certain alleged violations of explosives storage and related regulations, in February 2002, the government regulator of explosives companies, Bureau of Alcohol, Tobacco and Firearms ("BATF"), issued an order revoking the manufacturing license of Slurry Explosive Corporation ("Slurry"), a subsidiary of ClimaChem and the Company, for its Hallowell, Kansas facility ("Hallowell Facility") to produce certain explosives products and confiscated certain high explosives inventory. The license revocation order was upheld by an administrative law judge after an administrative trial. Slurry is currently reviewing its legal alternatives regarding the license revocation. In addition, Slurry and the Company have received a grand jury subpoena from the U.S. Attorney's office of Wichita, Kansas requesting business records of Slurry. Slurry is complying with such subpoena. A different subsidiary of ours in the explosive business has filed an application with the BATF to obtain a manufacturing license for the Hallowell Facility.

Item 2. Changes in Securities

Not applicable

Item 3. Defaults upon Senior Securities

(b) Our Board of Directors did not declare and pay the March 15, 2002 dividends on our outstanding $3.25 Convertible Exchangeable Class C Preferred Stock, Series 2 ("Series 2 Preferred). Accrued and unpaid dividends on the Series 2 Preferred are cumulative. The amount of the total arrearage of unpaid dividends on the outstanding Series 2 Preferred is approximately $5.6 million as of the date of this report. In addition, we have decided not to recommend our Board of Directors to approve the June 15, 2002 dividend payment on our outstanding Series 2 Preferred. If the June 15 dividend on the Series 2 Preferred is not paid, the amount of the total arrearage of unpaid dividends payable on the outstanding Series 2 Preferred will be approximately $6.1 million and we will have exceeded six quarters without paying the quarterly dividend on the Series 2 Preferred.

The terms of the $3.25 Convertible Exchangeable Class C Preferred Stock, Series 2 ("Series 2 Preferred") provide that whenever dividends on the Series 2 Preferred are in arrears and unpaid in an amount equal to at least six quarterly dividends: (i) the number of members of our Board of Directors shall be increased by two effective as of the time of election of such directors; (ii) we shall, upon the written request of the record holder of 10% of the shares of Series 2 Preferred, call a special meeting of the Preferred Stockholders for the purpose of electing such two additional directors; and (iii) the Preferred Stockholders have the exclusive right to vote for and elect such two additional directors. At the request of Jayhawk Capital Management, L.L.C. ("Jayhawk"), a special meeting of the holders of the Series 2 Preferred was called on February 26, 2002 for the purpose of electing the two additional directors to our Board of Directors. The special meeting was held on March 11, 2002. Jayhawk owns beneficially and of record 324,850 shares of the Series 2 Preferred, representing approximately 52.1% of the issued and outstanding Series 2 Preferred (excluding shares of the Series 2 Preferred owned by us and our subsidiaries).

The holders of the Series 2 Preferred have elected two new members of our Board of Directors, Dr. Allen Ford and Mr. Grant Donovan, as permitted pursuant to the terms of the Series 2 Preferred. The election of Dr. Ford and Mr. Donovan increased the number of directors from 10 to 12.

Also our Board of Directors did not declare and pay the January 1 regular dividend on our Series B 12% Convertible, Cumulative Preferred Stock ("Series B") since 1999. Dividends in arrears at March 31, 2002, related to the Series B amounted to approximately $.7 million.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits and Reports on Form 8-K

(A)  Exhibits The Company has included the following exhibits in this report:

15.1 Letter Re: Unaudited Interim Financial Information

(B)  Reports of Form 8-K The Company filed the following reports on Form 8-K during the quarter ended March 31, 2002:

a)  Form 8-K, dated March 11, 2002. The item reported was Item 5, "Other Events and Regulation FD Disclosure", discussing the election of two new members of the Company's Board of Directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly authorized, to sign this report on its behalf on this 17th day of May 2002.

LSB INDUSTRIES, INC.

By: /s/ Tony M. Shelby_____________
Tony M. Shelby,
Senior Vice President of Finance
(Principal Financial Officer)

By: /s/ Jim D. Jones_______________
Jim D. Jones
Vice President, Controller and
Treasurer (Principal Accounting Officer)