Form 10-Q
period 2002-07-30
LSB INDUSTRIES INC
filed 2002-08-19
CIK 60714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly period ended June 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to______________

Commission file number 1-7677__________________________________
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  X     NO___

The number of shares outstanding of the Registrant's voting Common Stock, as of July 31, 2002 was 11,951,988 shares, excluding 3,272,426 shares held as treasury stock.

PART I

FINANCIAL INFORMATION

Company or group of companies for which report is filed: LSB Industries, Inc. and all of its subsidiaries.

The accompanying condensed consolidated balance sheet of LSB Industries, Inc. at June 30, 2002, the condensed consolidated statements of operations for the six-month and three-month periods ended June 30, 2002 and 2001 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2002 and 2001 have been subjected to a review, in accordance with standards established by the American Institute of Certified Public Accountants by Ernst & Young LLP, independent auditors, whose report with respect thereto appears elsewhere in this Form 10-Q. The financial statements mentioned above are unaudited and reflect all adjustments, consisting only of adjustments of a normal recurring nature, except for the cumulative effect of accounting change recognized in the first quarter of 2002 and the benefit from termination of firm purchase commitments recognized in the second quarter of 2001 as discussed in Note 10 to the Condensed Consolidated Financial Statements which are, in the opinion of management, necessary for a fair presentation of the interim periods. The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet at December 31, 2001 was derived from audited financial statements as of that date. Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 for an expanded discussion of the Company's financial disclosures and accounting policies.

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Information at June 30, 2002 is unaudited)
(Dollars in thousands)

ASSETS	June 30, 2002	December 31, 2001
Current assets:

Cash and cash equivalents	$1,562	$628
Restricted cash	-	350
Trade accounts receivable, net	42,913	43,388
Inventories:
Finished goods	13,878	18,175
Work in process	2,241	2,613
Raw materials	9,509	10,279
Total inventories	25,628	31,067
Supplies and prepaid items	6,828	7,050
Total current assets	76,931	82,483
Property, plant and equipment, net	78,718	76,679
Other assets, net	17,834	19,823
	$173,483	$178,985

(Continued on following page)

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Information at June 30, 2002 is unaudited)
(Dollars in thousands)
LIABILITIES AND STOCKHOLDERS' DEFICIT	June 30, 2002	December 31, 2001
Current liabilities:
Accounts and drafts payable	$26,124	$25,010
Accrued liabilities	16,001	16,326
Current portion of long-term debt (Notes 2 and 9)	40,366	43,696
Total current liabilities	82,491	85,032
Long-term debt (Notes 2 and 9)	84,272	88,015
Other non-current liabilities:
Negative goodwill	-	860
Other	7,311	6,917
	7,311	7,777
Commitments and contingencies (Notes 8 and 12)	-	-
Redeemable, noncumulative, convertible preferred stock, $100 par value; 1,204 shares issued and outstanding (1,295 in 2001)	114	123
Stockholders' deficit:
Series B 12% cumulative, convertible preferred stock, $100 par value; 20,000 shares issued and outstanding; aggregate liquidation preference of $2,600,000 ($2,480,000 in 2001)	2,000	2,000
Series 2 $3.25 convertible, exchangeable Class C preferred stock, $50 stated value; 628,550 shares issued; aggregate liquidation preference of $37,507,000 ($36,494,000 in 2001)	31,427	31,427
Series D 6% cumulative, convertible Class C preferred stock, no par value; 1,000,000 shares issued	1,000	1,000
Common stock, $.10 per value; 75,000,000 shares authorized, 15,222,267 shares issued (15,205,989 in 2001)	1,522	1,521
Capital in excess of par value	54,439	52,430
Accumulated other comprehensive loss	(2,005)	(2,149)
Accumulated deficit	(72,820)	(71,923)
	15,563	14,306
Less treasury stock at cost:
Series 2 Preferred, 5,000 shares	200	200
Common stock, 3,272,426 shares	16,068	16,068
Total stockholders' deficit	(705)	(1,962)
	$173,483	$178,985

(See accompanying notes)

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
Six Months Ended June 30, 2002 and 2001
(Dollars in thousands, except per share amounts)
2002	2001
Net sales	$154,310	$184,587
Cost of sales	128,058	151,025
Gross profit	26,252	33,562
Selling, general and administrative expenses	23,825	24,398
Operating income	2,427	9,164
Other income (expense):
Other income	1,429	1,306
Benefit from termination of firm purchase commitments (Note 10)	290	2,338
Interest expense (Notes 2 and 9)	(5,242)	(7,534)
Other expense	(661)	(883)
Income (loss) before provision for income taxes and cumulative effect of accounting change	(1,757)	4,391
Provision for income taxes	-	251
Income (loss) before cumulative effect of accounting change	(1,757)	4,140
Cumulative effect of accounting change (Note 11)	860	-
Net income (loss)	$(897)	$4,140
Net income (loss) applicable to common stock (Note 4)	$(2,030)	$3,007
Weighted average common shares (Note 4):
Basic	11,937,361	11,895,069
Diluted	11,937,361	12,938,154
Income (loss) per common share (Note 4):
Basic:
Income (loss) before cumulative effect of accounting change	$(.24)	$.25
Cumulative effect of accounting change	.07	-
Net income (loss) applicable to common stock	$(.17)	$.25
Diluted:
Income (loss) before cumulative effect of accounting change	$(.24)	$.24
Cumulative effect of accounting change	.07	-
Net income (loss) applicable to common stock	$(.17)	$.24

(See accompanying notes)

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
Three Months Ended June 30, 2002 and 2001
(Dollars in thousands, except per share amounts)
2002	2001
Net sales	$83,219	$98,111
Cost of sales	69,495	78,965
Gross profit	13,724	19,146
Selling, general and administrative expenses	12,695	12,517
Operating income	1,029	6,629
Other income (expense):
Other income	865	735
Benefit from termination of firm purchase commitments (Note 10)	80	2,338
Interest expense (Notes 2 and 9)	(2,294)	(3,755)
Other expense	(353)	(463)
Income (loss) before provision for income taxes	(673)	5,484
Provision for income taxes	-	251
Net income (loss)	$(673)	$5,233
Net income (loss) applicable to common stock (Note 4)	$(1,240)	$4,666
Weighted average common shares (Note 4):
Basic	11,941,027	11,895,51
Diluted	11,941,027	15,649,283
Income (loss) per common share (Note 4):
Basic:
Net income (loss) applicable to common stock	$(.10)	$.39
Diluted:
Net income (loss) applicable to common stock	$(.10)	$.33

(See accompanying notes)

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
Six Months Ended June 30, 2002 and 2001
(Dollars in thousands)
2002	2001
Cash flows from operating activities
Net income (loss)	$(897)	$4,140
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cumulative effect of accounting change	(860)	-
Gain on restructuring of debt	(140)	-
Gain on extinguishment of debt	-	(30)
Gains on sales of property and equipment	(121)	(384)
Depreciation of property, plant and equipment	4,726	4,608
Amortization	691	200
Provision for losses on receivables and inventories	380	34
Provision for inventory write-downs	321	-
Realization and reversal of losses on firm sales and purchase commitments	-	(7,825)
Cash provided (used) by changes in assets and liabilities:
Trade accounts receivable	271	(6,411)
Inventories	4,943	(1,189)
Supplies and prepaid items	51	(1,072)
Accounts payable	824	(2,337)
Accrued and other non-current liabilities	2,941	673
Net cash provided by (used in) operating activities	13,130	(9,593)
Cash flows from investing activities:
Capital expenditures	(5,469)	(3,560)
Proceeds from sales of property and equipment	141	433
Change in restricted cash held in escrow	350	-
Change in noncurrent restricted cash held in escrow	(1,838)	-
Other assets	971	(838)
Net cash used in investing activities	(5,845)	(3,965)
Cash flows from financing activities:
Payments on long-term and other debt	(3,644)	(4,293)
Long-term and other borrowings	650	3,601
Proceeds from Senior Secured Notes, net of fees	32,155	-
Acquisition of 10 3/4% Senior Notes	(30,065)	(21)
Net change in revolving debt facilities	(5,473)	14,424
Net change in drafts payable	8	(27)
Net proceeds from issuance of common stock	18	-
Net cash provided by (used in) financing activities	(6,351)	13,684
Net increase in cash and cash equivalents	934	126
Cash and cash equivalents at beginning of period	628	3,063
Cash and cash equivalents at end of period	$1,562	$3,189

(See accompanying notes)

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2002 and 2001

Note 1: Basis of Presentation The accompanying Condensed Consolidated Financial Statements include the accounts of LSB Industries, Inc. (the "Company", "We", "Us" or "Our") and its subsidiaries. We are a diversified holding company which is engaged, through our subsidiaries, in the manufacture and sale of chemical products (the "Chemical Business") and the manufacture and sale of a broad range of air handling and heat pump products (the "Climate Control Business"). See Note 6 - Segment Information and Note 11 - Recently Issued Pronouncements. All material intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to the Condensed Consolidated Financial Statements for 2001 to conform to the Condensed Consolidated Financial Statements presentation for 2002. See Note 11-Recently Issued Pronouncements.

Note 2. Repurchase of Senior Unsecured Notes Due 2007 On May 24, 2002, ClimaChem, Inc. ("ClimaChem"), a wholly owned subsidiary of the Company, completed a voluntary debt restructuring transaction whereby ClimaChem repurchased $52.3 million face value of its outstanding public 10 3/4% Senior Unsecured Notes ("Notes"), leaving $18.3 million face value outstanding in the hands of unrelated third parties.

Prior to the purchase by ClimaChem, the holders of not less than 66 2/3% of the outstanding principal amount of the Notes agreed to amend, waive and supplement the Indenture covering the Notes eliminating the significant covenants and certain restrictions and covenants in the Indenture, including but not limited to, financial covenants, lien and debt covenants, sale of assets covenants and change in control covenants. The holders that agreed to amend, waive and supplement the Indenture subsequently sold their Notes to ClimaChem in the above described transaction. #9; Including costs of the transaction, ClimaChem paid $32.9 million for the Notes. The purchase price was financed by the Sellers and affiliates of the Sellers, pursuant to a Financing Agreement that provided Loans to ClimaChem of $35 million (the "Loans"), which included a $1.8 million escrow account. The Loans mature on June 30, 2005, bearing interest at an annual rate equal to 10.5% per annum, payable quarterly, and a payment in kind interest of 5.5% payable upon maturity or such earlier date in the event of an early termination. See Note 9 - Long-Term Debt for other terms and conditions of the Financing Agreement.

The cost to ClimaChem of the repurchased Notes was approximately $21.0 million below ClimaChem's carrying value. It was determined that this implied gain should not be accounted for as a gain for financial reporting purposes in the current period. See Note 3 - Income Taxes for a discussion of the income tax implications of this transaction.

Based upon certain criteria including but not limited to unfavorable changes in ClimaChem's financial condition since the Notes were originally sold and the high interest rates on the new Loans, the transaction was not accounted for as a debt extinguishment but rather as a debt restructuring. As a result, the gain on the transaction in the current period is limited to the difference between the carrying value of the Notes repurchased and the principal of the new Loans due 2005, plus the cumulative interest due and payable during the three year term thereof including such additional interest due at maturity. Accordingly, the net gain recognizable in the current period is limited to only $140,000 and is included in Other Income in the accompanying Condensed Consolidated Financial Statements for the six months and three months ended June 30, 2002.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2002 and 2001

Since the implied gain has been deferred in the June 30, 2002 balance sheet not reflecting any reduction in the outstanding indebtedness related to this transaction, all of the future interest expense associated with the Loans is already recognized. All future interest payments on the Loans will be charged against the debt balance presently accrued on the balance sheet.
Note 3: Income Taxes At December 31, 2001, we had regular-tax net operating loss ("NOL") carryforwards of $66 million ($38 million alternative minimum tax NOLs). There was approximately $.3 million of income tax expense for the six-month and three-month periods of 2001 associated with operations representing current state income taxes and federal alternative minimum income taxes (none in 2002). As discussed in Note 2, ClimaChem repurchased $52.3 million face value of its outstanding Senior Unsecured Notes for a cost substantially below its carrying value of the Unsecured Senior Notes repurchased. The implied gain associated with the repurchase has not been recognized in the accompanying Condensed Consolidated Financial Statements at June 30, 2002, however, the transaction results in a taxable gain of approximately $28.8 million for federal and state income tax reporting which gain will be offset by the above NOL carryforwards.

Note 4: Income (loss) Per Share Net income (loss) applicable to common stock is computed by adjusting net income (loss) by the amount of preferred stock dividends. Basic income (loss) per common share is based upon net income (loss) applicable to common stock and the weighted average number of common shares outstanding during each period. Diluted income (loss) per share is based on the weighted average number of common shares and dilutive common equivalent shares outstanding and the assumed conversion of dilutive convertible securities outstanding, if any, after appropriate adjustment for interest, net of related income effects on convertible notes payable, as applicable.

For the six months ended June 30, 2002, our Board of Directors did not declare and we did not pay the regular quarterly dividend of $.8125 on our Series 2 $3.25 Convertible Class C preferred stock. Dividends in arrears at June 30, 2002, amounted to approximately $6.1 million. In addition, our Board of Directors did not declare and we did not pay the January 1, 2002 regular dividend on our Series B 12% Convertible, Cumulative Preferred Stock. Dividends in arrears at June 30, 2002, related to our Series B 12% Convertible, Cumulative Preferred Stock, amounted to $.6 million.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2002 and 2001

The following table sets forth the computation of basic and diluted income (loss) per share:

(Dollars in thousands, except per share amounts)
Six Months Ended June 30,	Three Months Ended June 30,
2002	2001	2002	2001
Numerator:
Net income (loss)	$(897)	$4,140	$(673)	$5,233
Preferred stock dividend requirements	(1,133)	(1,133)	(567)	(567)
Numerator for 2002 and 2001 basic and 2002 diluted earnings (loss) per share - net income (loss) applicable to common stock	(2,030)	3,007	(1,240)	4,666
Preferred stock dividend requirements on preferred stock assumed to be converted	-	120	-	567
Numerator for 2001 diluted earnings per share	$(2,030)	$3,127	$(1,240)	$5,233
Denominator:
Denominator for basic earnings (loss) per share - weighted-average shares	11,937,361	11,895,069	11,941,027	11,895,519
Effect of dilutive securities:
Employee stock options	-	314,409	-	344,273
Convertible preferred stock	-	724,676	-	3,405,491
Convertible note payable	-	4,000	-	4,000
Dilutive potential common shares	-	1,043,085	-	3,753,764
Denominator for diluted earnings (loss) per share - adjusted weighted-average shares and assumed conversions	11,937,361	12,938,154	11,941,027	15,649,283
Basic earnings (loss) per share	$(.17)	$.25	$(.10)	$.39
Diluted earnings (loss) per share	$(.17)	$.24	$(.10)	$.33

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2002 and 2001

Note 5: Stockholders' Deficit

The table below provides detail (in thousands) of activity in the stockholders' deficit accounts for the six months ended June 30, 2002:
Common Stock Shares	Non-Redeemable Preferred Stock	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock-Preferred	Treasury Stock-Common	Total
Balance at December 31, 2001		15,206	$34,427	$1,521	$52,430	$(2,149)	$(71,923)	$(200)	$(16,068)	$(1,962)

Net loss							(897)			(897)
Reclassification to operations						144				144
Total comprehensive loss										(753)
Issuance of 595,585 common stock purchase warrants (Notes 2 and 9)					1,983					1,983
Conversion of 91 shares of redeemable preferred stock to common stock		3			9					9
Exercise of stock options		13		1	17					18
Balance at June 30, 2002	(1)	15,222	$34,427	$1,522	$54,439	$(2,005)	$(72,820)	$(200)	$(16,068)	$(705)
  Includes 3,272 shares of the Company's Common Stock held in treasury. Excluding the 3,272 shares held in treasury, the outstanding shares of the Company's Common Stock at June 30, 2002 were 11,950.

  LSB INDUSTRIES, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  (Unaudited)
  Six Months Ended June 30, 2002 and 2001

Note 6: Segment Information
Six Months Ended June 30,	Three Months Ended June 30,
2002	2001	2002	2001
(in thousands)
Net sales:
Chemical (1) (2)	$84,253	$109,901	$45,895	$61,397
Climate Control	67,821	70,813	36,321	34,880
Other (3)	2,236	3,873	1,003	1,834
	$154,310	$184,587	$83,219	$98,111
Gross profit: (4)
Chemical (1) (2)	$6,083	$13,376	$2,846	$9,367
Climate Control	19,329	18,865	10,527	9,105
Other	840	1,321	351	674
	$26,252	$33,562	$13,724	$19,146
Operating profit (loss): (5)
Chemical (1) (2)	$(1,463)	$7,214	$(1,505)	$5,981
Climate Control	7,986	5,822	4,572	2,847
	6,523	13,036	3,067	8,828
General corporate expenses and other business operations, net	(3,328)	(3,449)	(1,526)	(1,927)
Interest expense	(5,242)	(7,534)	(2,294)	(3,755)
Benefit from termination of firm purchase commitments	290	2,338	80	2,338
Income (loss) before provision for income taxes and cumulative effect of accounting change	$(1,757)	$4,391	$(673)	$5,484

  As discussed in Note 8, in February 2002 Slurry Explosive Corporation's ("Slurry") license to manufacture explosives was revoked by the Bureau of Alcohol, Tobacco and Firearms ("BATF") due to certain alleged violations of explosives storage and related regulations. As a result of the license revocation Slurry's sales and operating profits have been adversely effected. As further discussed in Note 8, we believe that in the near term another subsidiary of the Company ("UTeC") will be granted a license to manufacture the explosives products which Slurry formerly manufactured and sold. Although we believe we have had positive discussions with the BATF regarding UTeC obtaining such license, there is no assurance that a license will be issued to UTeC to manufacture explosive products formerly manufactured by Slurry. Slurry's net sales, gross profit (loss) and operating profit (loss) included in the above table are:

  LSB INDUSTRIES, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  (Unaudited)
  Six Months Ended June 30, 2002 and 2001
Six Months Ended June 30	Three Months Ended June 30
2002	2001	2002	2001
(in thousands)
Net sales	$4,875	$10,217	$2,030	$5,524
Gross profit (loss)	$91	$2,590	$(136)	$1,515
Operating profit (loss)	$(2,310)	$946	$(1,453)	$675

  On April 8, 2002, a portion of our subsidiary's chemical plant complex in El Dorado, Arkansas experienced damage from high winds and a likely tornado. The majority of the repairs required as a result of the damage have been completed. During this repair time, we were not able to produce industrial grade ammonium nitrate. Production of our other products, agricultural grade ammonium nitrate and industrial acids, continued without material interruption. Our property insurance covering the damaged plant entitles us to receive approximate replacement value for the damaged property less an aggregate $1 million deductible. As of the date of this report, a final settlement has not been determined but we estimate that the net proceeds from our property insurance claim will equal or exceed the depreciated value of the damaged assets. We also have a thirty day waiting period before our business interruption insurance coverage becomes effective. The amount of possible insurance recovery is currently unknown. No recovery has been included in the June 30, 2002 financial statement.

  Excludes intersegment sales to Climate Control of $409 and $46 for the six and three months ended June 30, 2001, respectively (none in 2002).

  Gross profit by industry segment represents net sales less cost of sales.

  5.  Operating profit by industry segment represents net sales less operating expenses before deducting general corporate expense and other business operations, interest expense, income taxes, benefit from termination of firm purchase commitments and before cumulative effect of accounting change.

Note 7: Comprehensive Income (Loss) The Company presents comprehensive income (loss) in accordance with Financial Accounting Standard No. 130 "Reporting Comprehensive Income" ("SFAS 130"). The provisions of SFAS 130 require us to classify items of other comprehensive income (loss) in the financial statements and display the accumulated balance of other comprehensive income (loss) separately from accumulated deficit and capital in excess of par value in the stockholders' deficit section of the balance sheet.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2002 and 2001

Other comprehensive income (loss) is detailed below.
Six Months Ended June 30,	Three Months Ended June 30,
2002	2001	2002	2001
(in thousands)
Net income (loss)	$(897)	$4,140	$(673)	$5,233
Cumulative effect of change in accounting for derivative financial instruments	-	(2,439)	-	-
Reclassification to operations	144	144	72	72
Total comprehensive income (loss)	$(753)	$1,845	$(601)	$5,305

Note 8: Contingencies

Legal Matters

 Following is a summary of certain legal actions involving the Company:

Our operations are subject to numerous environmental laws ("Environmental Laws") and to other federal, state and local laws regarding health and safety matters ("Health Laws"). In particular, the manufacture and distribution of chemical products are activities which entail environmental risks and impose obligations under the Environmental Laws and the Health Laws, many of which provide for substantial fines and criminal sanctions for violations. There can be no assurance that material costs or liabilities will not be incurred by us in complying with such laws or in paying fines or penalties for violation of such laws. The Environmental Laws and Health Laws and enforcement policies thereunder relating to the Chemical Business have in the past resulted, and could in the future result, in penalties, cleanup costs, or other liabilities relating to the handling, manufacture, use, emission, discharge or disposal of pollutants or other substances at or from our facilities or the use or disposal of certain of its chemical products. Significant expenditures have been incurred by the Chemical Business at the El Dorado, Arkansas plant (the "El Dorado Facility") in order to comply with the Environmental Laws and Health Laws. The Chemical Business could be required to make significant additional site or operational modifications at the El Dorado Facility, involving substantial expenditures.

The Chemical Business' El Dorado Facility generates process water discharge consisting of cooling tower and boiler blowdowns, contact storm water (rainfall inside the plant area which picks up contaminants), and miscellaneous spills and leaks from process equipment. This process water has historically been collected and transported to a small pond for pH adjustment and then to a large pond for biological oxidation. Primary contaminants are ammonia, nitrate and sulfate.

The process water discharge and storm water run off ("Discharge Water") are governed by a State permit renewed every five (5) years. The current permit expired in 1995, and the State was preparing to issue the facility a new permit in early 1997, which included much more stringent limits which the current treatment system could not meet. Negotiations were held with the Director of the State agency in March, 1997, and he agreed to a formal

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2002 and 2001

Consent Administrative Order ("CAO") in September, 1998, which CAO contained certain deadlines for the completion of activities at the El Dorado Chemical Company ("EDC") plant site pending issuance of a new permit. The Arkansas Department of Environmental Quality ("ADEQ") did not timely issue the permit and agreed to extend the CAO deadlines. In June 2002 a formal amendment to the CAO, executed by ADEQ and EDC, became effective, which extended the compliance date until three (3) years after the effective date of the renewal permit. The renewal permit has now been issued by the ADEQ, and it includes new, more restrictive permit limits which, based on current information, EDC does not believe it would be able to comply with. However, counsel has advised us that he does not believe that the permit as issued applies, or correctly applies, the applicable effluent guidelines for fertilizer facilities, resulting in permit effluent restrictions which are far more restrictive than required by the guidelines and which would not be feasible for EDC to achieve. EDC also believes that the permit, as issued, contains other material obligations which would not be feasible for EDC to implement. EDC has appealed the permit to the Arkansas Pollution Control & Ecology Commission ("Commission") and the permit will not become effective until the appeal to the Commission is resolved. EDC and ADEQ have agreed to suspend the appeal proceedings temporarily and to attempt to negotiate mutually acceptable revisions to the permit. At the request of EDC, ADEQ has assigned a more experienced engineer to the project to facilitate the negotiations. We believe that it is probable that during these negotiations the permit will be revised to provide EDC certain credits for storm water. At this time it is not possible to predict how much credit would be appropriate, or what type of treatment will be required to comply with the permit limits that would be established with these credits. Based on estimates and calculations made by EDC's engineering consultant, if we are able to negotiate limits to the final permit based on the volume of credits the engineers have calculated as appropriate, we believe that the revised permit will require additional expenditures, estimated to be approximately $3.6 million, which will be expended over a period of three to four years. If EDC is unable to obtain appropriate modifications to the permit, either through negotiations, appeal to the Commission, or through court proceedings, based on our current liquidity and information currently available to us, we do not believe that EDC will be able to comply with the terms of the permit or have the necessary liquidity to make all of the capital improvements required to comply with the permit's terms. An inability to obtain satisfactory modifications to the permit could result in EDC having either to substantially reduce the operations of the El Dorado Facility or to sell the El Dorado Facility, either of which could have a material adverse effect on its financial condition and may result in the recognition of impairment of certain long-lived assets and may result in an event of default in other material contracts. For calendar years 2001 and 2000, EDC's net sales were approximately $135.1 million and $98.0 million, respectively.

The CAO recognizes the presence of nitrate contamination in the shallow groundwater, and requires EDC to undertake onsite bioremediation. The bioremediation has not proven to be effective, and EDC is currently undertaking a comprehensive evaluation of the shallow groundwater trends in contamination reduction and movement. The final remedy for shallow groundwater contamination will be selected in the near future. There are no known users of this shallow groundwater in the area, and preliminary risk

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2002 and 2001

assessments have not identified any risk that would require additional remediation.

The CAO included a $183,700 penalty assessment of which $125,000 could be satisfied over five years by expenditures of $25,000 per year for discharge minimization activities. EDC has documented in excess of $25,000 on expenditures for the first four years, 1998, 1999, 2000 and 2001. An additional $57,000 was satisfied by funding approved supplemental environmental projects. The monetary civil penalty payment required, $1,700, has been paid.

In response to a maintenance emergency and to prevent an uncontrolled release, the large equalization pond located at the Chemical Business' El Dorado, Arkansas manufacturing facility was drained to accommodate repairs to an underground discharge pipe in September 2001. This event began when a weld break developed in the pond's pipe which allows the release of water to the permitted outfall. It was determined to allow water to be released through the valve into the permitted discharge to avoid erosion of a levy, to permit monitoring and sampling of Discharged Water, and to direct the discharge to the permitted outfall. No adverse environmental conditions were noted at the discharge, however, the sustained discharge was out of compliance with the mass effluent limits contained in the permit. EDC's environmental compliance manager determined that proper procedure would be to notify ADEQ in the month end report. The ADEQ disagreed and took the position that they should have been notified immediately. The Chemical Business and the ADEQ have agreed to a Consent Administrative Order to settle any civil penalty claims relating to this discharge event whereby the Chemical Business paid a $50,000 civil penalty to the ADEQ and will spend another $50,000 on supplemental environmental projects.

EDC and two EDC employees received letters dated April 4, 2002, from the United States Attorney's office in Fort Smith, Arkansas indicating that a criminal charge could be brought against EDC and the two employees as a result of the draining of the equalization pond. The letter further requests that the recipients, through counsel, contact the Assistant United States Attorney ("AUSA"). EDC has retained counsel and has arranged for counsel for the two employees. In discussions between such counsel and the AUSA, the AUSA expressed satisfaction that EDC and the employees responded promptly to the letters, indicated that he had not formed an opinion as to any criminal culpability, and indicated that he desired a communication with EDC to ensure that EDC was adequately addressing its environmental obligations. In further discussions with the AUSA, the AUSA suggested that the Company and the individuals settle any claims by pleading to a criminal violation in connection with Discharge Water permit violations resulting from the release of Discharge Water from the large equalization pond. EDC is engaging in discussions with the AUSA in an attempt to resolve any concerns of the AUSA.

In February 2002, Slurry received a proposed consent administrative order ("Slurry Consent Order") from the Kansas Department of Health and Environment ("KDHE"), regarding Slurry's Hallowell, Kansas manufacturing facility ("Hallowell Facility"). The proposed Slurry Consent Order states that there exists soil and groundwater contamination, and there exists surface water contamination in the strip pit adjacent to the Hallowell Facility. There are no known users of the groundwater in the area.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2002 and 2001

The adjacent strip pit is used for fishing. The Slurry Consent Order also provides that Slurry has not verified the presence of such contaminants. The Slurry Consent Order was subsequently signed and become effective on April 22, 2002. Under the terms of the Slurry Consent Order, Slurry will be required a) to submit an environmental assessment work plan to the KDHE for review and approval, b) to agree with the KDHE as to any required corrective actions to be performed at the Hallowell Facility, and c) to provide reports to the KDHE, all of the preceding in accordance with the time frames and formats required in the Slurry Consent Order. The draft work plan was submitted to the KDHE on June 20, 2002 and is currently under review. Slurry has also received a verbal request by the KDHE to accelerate the investigation of the strip pit due to its public access. We believe, although there can be no assurance, that compliance by Slurry with the anticipated Slurry Consent Order would not have a material adverse effect on the Company.

On August 7, 2002 the KDHE took samples of surface water and soil samples at the underwater laboratory site in Hallowell, Kansas of Universal Tech Corporation ("UTeC") a subsidiary of the Company. The KDHE has indicated that it will test the samples for nitrates and perchlorates. UTeC is not aware of the existence of any such contamination.

From March 2001 through January 2002, EDC experienced eleven alleged air emissions violations. One of the alleged violations involved a malfunctioning continuous air emissions monitor, one of the alleged violations was based on a typographical error, six of the alleged violations involved air emissions point source tests that were allegedly performed in a manner not in compliance with testing procedures, two of the alleged violations involved tests that failed to meet emissions criteria, and one of the alleged violations involved the simultaneous operation of two boilers which is not permitted under the air permit. The Chemical Business and the ADEQ have been in negotiations regarding applicable penalties for certain of these violations. On March 5, 2002, the Chemical Business received a letter from the ADEQ outlining the above alleged violations which, based on past experience, is a preliminary step to proposing a Consent Administrative Order. On July 24, 2002, the Chemical Business received a proposed Consent Administrative Order with the ADEQ to resolve the above alleged violations. That CAO provides for a civil penalty of $10,000 and orders the Chemical Business to establish a system to monitor air quality at the perimeter of the El Dorado, Arkansas plant facility and to submit revised testing protocols for demonstrating compliance at the various emission sources.

Due to certain alleged violations of explosives storage and related regulations, in February 2002, the government regulator of explosives companies, BATF, issued an order revoking the manufacturing license of Slurry for its Hallowell Facility to produce certain explosives products and confiscated certain high explosives inventory. The license revocation order was upheld by an administrative law judge after an administrative trial. Slurry is currently reviewing its legal alternatives regarding the license revocation. In addition, Slurry and the Company have received a grand jury subpoena from the U.S. Attorney's office of Wichita, Kansas requesting business records of Slurry. Slurry is complying with such subpoena. UTeC has filed an application with the BATF to obtain a manufacturing license for the Hallowell Facility. Initial

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2002 and 2001

indications from the BATF are positive regarding the issuance of a license to UTeC to manufacture explosives at the Hallowell facility. In addition, the facility must receive operating permits from the State of Kansas Fire Marshall. We have received verbal approval from the Kansas Fire Marshall's Office regarding issuance of the operating permit. However, there is no assurance that UTeC will be able to obtain such license or operating permit, because such license and operating permit are subject to further administrative approvals.

Since February 2002, Slurry has continued to manufacture certain non-explosive products at its Hallowell Facility. Slurry has other production facilities where it can produce some explosive products to service its customers. Although it is our current expectation that we will be able to realize substantially all of our assets related to Hallowell Facility, it is not presently known whether we will be allowed to resume use of all of our long-lived assets. The ultimate outcome of this matter is not presently known; however, if UTeC is are successful in obtaining the new license, we expect the manufacturing of high-explosive products will begin in the near term. For the six months ended June 30, 2002, we recognized a loss of $321,000 related to high-explosive inventory that was confiscated by the BATF and incurred legal and consulting fees of $405,000. The estimate of ultimate loss associated with this matter may change in the near term and such amount may be material. Slurry's sales for the six months and three months ended June 30, 2002 were $4.9 million and $2.0 million, respectively compared to $10.2 million and $5.5 million for the same periods in 2001. Slurry's operating results for the six months and three months ended June 30, 2002 were losses of $2.3 million and $1.5 million, respectively compared to operating incomes of $.9 million and $.7 million, respectively, for the same periods in 2001.

We have several contingencies, including those set forth above, that could impact our liquidity in the event that we are unsuccessful in defending against the claimants or possible claimants. Although we do not anticipate that these claims or possible claims will result in substantial adverse impacts on our liquidity, it is not possible to determine the ultimate outcome.

Note 9: Long-Term Debt ClimaChem and its subsidiaries are parties to a $50 million credit facility (the "Working Capital Revolver Loan"). Outstanding borrowings under ClimaChem's Working Capital Revolver Loan were $31.6 million as of June 30, 2002. The Working Capital Revolver Loan, as amended, requires ClimaChem to meet certain financial covenants on a quarterly and/or annual basis including the requirement to maintain quarterly earnings before interest, taxes, depreciation, amortization and extraordinary gains ("EBITDA") for ClimaChem and its Climate Control Business on a trailing twelve month basis, of $17 million and $10 million, respectively, measured as of June 30, 2002, $18 million and $10 million, respectively, measured as of September 30, 2002 and $16 million and $10 million, respectively, measured as of December 31, 2002. ClimaChem's EBITDA for the twelve month period ended June 30, 2002 was in excess of the required amounts. ClimaChem forecasts for the remainder of 2002 indicate that ClimaChem's operating results will be very close to these covenants for the twelve months ending September 30, 2002 and for the twelve months ending December 31, 2002. Should ClimaChem not achieve the minimum amounts, the lenders of the Agreement and Working Capital

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2002 and 2001

Revolver Loan have the option of waiving the requirement or demanding payment. ClimaChem does not currently have the ability to fund the amounts owed to the lenders if they do not achieve the minimum requirements and repayment is demanded by the lenders. For fiscal quarters ending after December 31, 2002, the EBITDA requirement shall be determined based on ClimaChem's forecasted financial statements, however, the EBITDA requirement shall not be less than $19 million, unless ClimaChem and the provider of the Working Capital Revolver Loan agree otherwise. The Working Capital Revolver Loan requires that ClimaChem's excess availability, as defined, equal an amount not less than $.5 million. It also requires ClimaChem's excess availability, as defined, equal an amount not less than $1.5 million on the date of the periodic interest payments due on it's 10 3/4% Senior Unsecured Notes due 2007 (the "Senior Unsecured Notes") and interest due on certain debt issued pursuant to a financing arrangement entered into on May 24, 2002 (the "Financing Agreement"). As of June 30, 2002, ClimaChem had borrowing availability under the Working Capital Revolver Loan of $8.5 million. The effective interest rate under the Working Capital Revolver Loan was 6.52%.

On May 24, 2002, our wholly owned subsidiary, ClimaChem, repurchased $52.3 million face value aggregate principal amount of its Senior Unsecured Notes. The purchase price per $1,000 of aggregate principal amount of Senior Unsecured Notes was approximately $629, resulting in an aggregate purchase price of approximately $32.9 million. As a result of the repurchase, the balance of the aggregate principal amount of the Senior Unsecured Notes outstanding and in the hands of unrelated third parties is approximately $18.3 million.

In order to fund the repurchase of the Senior Unsecured Notes, ClimaChem entered into a Financing Agreement with certain lenders (the "Lenders"). Each Lender is an affiliate of the other Lenders. Pursuant to the terms of the Financing Agreement, the Lenders loaned $35 million to ClimaChem (collectively, the "Loans"). The Loans mature on June 30, 2005, and bears interest at an annual rate equal to 10 1/2% per annum, payable quarterly, and an additional interest rate of 5 1/2% which is payable upon maturity or prepayment.

The proceeds of the Loans were used to fund the repurchase of the Senior Unsecured Notes by ClimaChem from the Lenders and certain affiliates of the Lenders, to pay the closing costs, fees and expenses incurred in connection with the Loans of approximately $3.1 million and to fund a cash collateral account of approximately $1.8 million which will be available to ClimaChem at the earlier of (i) the date the Loans are paid in full or (ii) November 23, 2003 so long as no default or event of default is then continuing. Therefore the $1.8 million is classified as a noncurrent asset and is included in other assets at June 30, 2002. In connection with the closing of the Loans, the Lenders entered into an Intercreditor Agreement with ClimaChem's working Capital Revolver Loan lender. The Lenders and affiliates of the Lenders owned the Senior Unsecured Notes which were repurchased by ClimaChem.

The Financing Agreement requires ClimaChem to maintain quarterly earnings EBITDA for ClimaChem and its Climate Control Business on a trailing twelve-month basis, of $17 million and $10 million respectively, measured as of June 30, 2002, $18 million and $10 million, respectively, measured as of September 30, 2002, $16 million and $10 million, respectively, measured as of December 31, 2002. For fiscal quarters ending after December 31, 2002, the EBITDA

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2002 and 2001

requirement shall be determined based on ClimaChem's forecasted financial statements, if agreed upon by the Lenders. If an agreement on the EBITDA requirement can not be reached, the EBITDA requirement shall not be less than $19 million. For fiscal quarters ending after June 30, 2002 through March 31, 2003, if ClimaChem fails to maintain EBITDA on a trailing twelve-month basis of at least $15 million (a "Trigger Event"), then within 180 days of the end of such fiscal quarter, ClimaChem shall pay the Lenders an amount equal to 33.3% of then outstanding principal of the Loans plus related accrued interest. However, if ClimaChem maintains the required EBITDA on a trailing twelve-month basis as of the end of each of the two fiscal quarters immediately following the Trigger Event, then within 210 days of such Trigger Event, ClimaChem shall pay the Lenders an amount equal to 10% of then outstanding principal of the Loans plus related accrued interest. For trailing twelve month periods ending after March 31, 2003 if ClimaChem's EBITDA is less than $17 million, the Trigger Event as discussed above will be effective. The Financing Agreement also requires ClimaChem to achieve an annual fixed charge coverage ratio of at least 1 to 1 and limits capital expenditures to $11.1 million measured quarterly on a trailing twelve-month basis. The Financing Agreement also contains covenants that, among other things, limit ClimaChem's ability to: (i) incur additional indebtedness, (ii) incur liens, (iii) provide certain guarantees (iv) engage in mergers, consolidations or other forms of recapitalization and (v) dispose of assets. The Lenders may, upon an event of default as defined, terminate the Financing Agreement and make the balance outstanding due and payable in full. The Financing Agreement includes a prepayment fee equal to 2% of the principal amount paid should ClimaChem elect to prepay any principal amount prior to May 24, 2003. This fee is reduced to 1% during the second twelve-month period and to .5% during the third twelve-month period.

The Loans are secured by (a) a first lien on (i) certain real property and equipment located at the El Dorado, Arkansas manufacturing facility (excluding the DSN Plant and other exceptions) (the "EDC Plant") (ii) certain real property and equipment located at the Cherokee, Alabama manufacturing facility (the "Cherokee Plant") owned by a subsidiary of the Company that is not a subsidiary of ClimaChem, (iii) certain real property and equipment located at the Hallowell, Kansas facility, (iv) all of the outstanding shares of common stock in Universal Tech Corporation, (v) a cash collateral account, and (b) a second lien on the assets upon which ClimaChem's working capital revolver lender has a first lien. The Loans are guaranteed by the Company and certain subsidiaries of ClimaChem.

In connection with the completion of the Financing Agreement, ClimaChem and our subsidiaries which are guarantors of ClimaChem's Working Capital Revolver Loan entered into an amendment to the Working Capital Revolver Loan pursuant to which we and certain of ClimaChem's subsidiaries pledged additional collateral to secure ClimaChem's obligations under the Working Capital Revolver Loan. The additional collateral consisted of a second mortgage on the assets to which the Lenders were granted a first lien. Also, the Working Capital Revolver Loan, as amended, contains the same EBITDA requirements as the Financing Agreement as previously discussed, except the Working Capital Revolver Loan does not include the Trigger Event feature.

Prior to the repurchase of the Senior Unsecured Notes as provided above, ClimaChem and the trustee under the Indenture (as defined below), with the

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2002 and 2001

consent of the holders of more than 66 2/3% of the aggregate principal amount of the outstanding Senior Unsecured Notes (the "Holders"), entered into a Fifth Supplemental Indenture, dated May 24, 2002 (the "Supplement"), to the Indenture dated November 27, 1997, as amended (the "Indenture"), which governs ClimaChem's Senior Unsecured Notes. The Supplement amends the Indenture by, among other things, (a) deleting most of the restrictive convenants, (b) deleting the requirements upon a change of control of ClimaChem or sale of all or substantially all of the assets of ClimaChem, (c) specifying ClimaChem's subsidiaries which are guarantors of the Senior Unsecured Notes and deleting the requirement that certain future subsidiaries of ClimaChem be guarantors, (d) deleting certain events from the definition of "Event of Default," and (e) providing for conforming changes to the Indenture and the promissory note executed by ClimaChem pursuant to the terms of the Indenture.

As required by the Lenders, as a condition precedent to the completion of the Loans and the transactions contemplated by the Financing Agreement, ClimaChem granted to the Lenders warrants to purchase an aggregate 595,585 shares of our common stock subject to certain anti-dilution adjustments. The exercise price of the warrants is $0.10 per share and contains a provision for cashless exercise. The warrants have a 10-year exercise period beginning on May 24, 2002. The warrants provide for certain demand registration rights and piggyback registration rights.

As a result of the debt restructuring, the carrying amount of long-term debt owed the Lenders as of June 30, 2002 is $53.1 million which includes $18.1 million interest due on the Loans through maturity. Of this, interest of $3.7 million is included in current portion of long-term debt at June 30, 2002.

ClimaChem owns substantially all of the companies comprising our Chemical and Climate Control Businesses. ClimaChem is a holding company with no significant assets (other than the notes receivable from LSB), or operations other than its investments in its subsidiaries, and each of its subsidiaries is wholly-owned, directly or indirectly, by ClimaChem. ClimaChem's payment obligations under the Senior Unsecured Notes are fully, unconditionally and joint and severally guaranteed by all of the existing subsidiaries of ClimaChem, except for El Dorado Nitric Co. and its subsidiaries.

Condensed consolidating unaudited financial information of ClimaChem and its subsidiaries as of June 30, 2002 and December 31, 2001 and for the six-month and three-month periods ended June 30, 2002 and 2001 is as follows:

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2002 and 2001

Note 9: Long-term Debt (continued)

CLIMACHEM, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(Unaudited)
As of June 30, 2002
(Dollars in thousands)
COMBINED GUARANTOR SUBSIDIARIES	CONSOLIDATED NON- GUARANTOR SUBSIDIARIES	CLIMACHEM, INC. (PARENT)	ELIMINATIONS	CONSOLIDATED
Assets
Current assets:
Cash and cash equivalents	$166	$1,254	$31		$1,451
Trade accounts receivable, net	38,321	3,431	-		41,752
Inventories	24,426	129	-		24,555
Supplies and prepaid items	5,619	27	1,496	$(550)	6,592
Deferred income taxes	-	-	5,874	(520)	5,354
Total current assets	68,532	4,841	7,401	(1,070)	79,704
Property, plant and equipment net	70,449	1,963	76		72,488
Due from LSB and affiliates (1)	-	-	14,528		14,528
Investment in and advances to affiliates	-	-	101,297	(101,297)	-
Receivable from Parent	-	9,192	-	(9,192)	-
Other assets, net	9,404	43	4,242	(435)	13,254
	$148,385	$16,039	$127,544	$(111,994)	$179,974
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$22,736	$2,295	$399	$(571)	$24,859
Accrued liabilities	9,774	2,836	1,093		13,703
Due to LSB and affiliates, net (1)	-	-	6,325	21	6,346
Deferred income taxes	520	-	-	(520)	-
Current portion of long-term debt (2)	3,950	353	32,660		36,963
Total current liabilities	36,980	5,484	40,477	(1,070)	81,871
Long-term debt (2)	5,240	1,735	72,152		79,127
Deferred income taxes	435	-	3,279	(435)	3,279
Due to LSB (1)	-	-	3,183		3,183
Other non-current liabilities	2,141	3,925	-		6,066
Payable to Parent	50,539	-	-	(50,539)	-
Stockholders' equity
Common stock	64	1	1	(65)	1
Capital in excess of par value	79,217	-	12,652	(79,217)	12,652
Accumulated other comprehensive loss	-	(2,005)	-		(2,005)
Retained earnings (accumulated deficit)	(26,231)	6,899	(4,200)	19,332	(4,200)
Total stockholders' equity	53,050	4,895	8,453	(59,950)	6,448
	$148,385	$16,039	$127,544	$(111,994)	$179,974

(1) Amount due from/to LSB and affiliates is eliminated when consolidated with LSB.

(2) See above and Note 2 for discussion of voluntary debt restructuring transaction.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2002 and 2001

Note 9: Long-term Debt (continued)

CLIMACHEM, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(Unaudited)
As of December 31, 2001
(Dollars in thousands)
COMBINED GUARANTOR SUBSIDIARIES	CONSOLIDATED NON- GUARANTOR SUBSIDIARIES	CLIMACHEM, INC. (PARENT)	ELIMINATIONS	CONSOLIDATED
Assets
Current assets:
Cash and cash equivalents	$264	$16	$29		$309
Trade accounts receivables, net	38,752	2,837	24		41,613
Inventories	29,780	179	-		29,959
Supplies and prepaid items	5,171	29	814		6,014
Deferred income taxes	-	-	2,000		2,000
Total current assets	73,967	3,061	2,867		79,895
Property, plant and equipment, net	68,247	1,785	90		70,122
Due from LSB and affiliates (1)	-	-	14,407		14,407
Investment in and advances to affiliates	-	-	107,340	$(107,340)	-
Receivable from Parent	-	8,235	-	(8,235)	-
Other assets, net	11,187	46	3,473		14,706
	$153,401	$13,127	$128,177	$(115,575)	$179,130

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$20,784	$2,220	$526		$23,530
Accrued liabilities	11,140	1,449	1,164		13,753
Due to LSB and affiliates (1)	-	-	1,310		1,310
Deferred income taxes	550	-	-	$(550)	-
Current portion of long-term debt	4,404	353	34,844		39,601
Total current liabilities	36,878	4,022	37,844	(550)	78,194
Long-term debt	5,268	1,912	75,121		82,301
Deferred income taxes	405	-	3,120	(405)	3,120
Due to LSB (1)	-	-	1,200		1,200
Other non-current liabilities	2,194	3,378	-		5,572
Payable to Parent	54,107	-	-	(54,107)	-
Stockholders' equity
Common stock	64	1	1	(65)	1
Capital in excess of par value	79,217	-	12,652	(79,217)	12,652
Accumulated other comprehensive loss	-	(2,149)	-		(2,149)
Retained earnings (accumulated deficit)	(24,732)	5,963	(1,761)	18,769	(1,761)
Total stockholders' equity	54,549	3,815	10,892	(60,513)	8,743
	$153,401	$13,127	$128,177	$(115,575)	$179,130

(1) Amount due from/to LSB and affiliates is eliminated when consolidated with LSB.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2002 and 2001

Note 9: Long-term Debt (continued)

CLIMACHEM, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
Six Months Ended June 30, 2002
(Dollars in thousands)
COMBINED GUARANTOR SUBSIDIARIES	CONSOLIDATED NON- GUARANTOR SUBSIDIARIES	CLIMACHEM, INC. (PARENT)	ELIMINATIONS	CONSOLIDATED
Net sales	$135,374	$16,700			$152,074
Cost of sales	112,664	14,862	$328	$(2)	127,852
Gross profit	22,710	1,838	(328)	2	24,222
Selling, general and administrative expenses	19,818	187	2,002	(4)	22,003
Operating income (loss)	2,892	1,651	(2,330)	6	2,219
Other income (expense):
Interest and other income (expense), net	203	(86)	7,588	(5,554)	2,151
Benefit from termination of firm purchase commitments	290	-	-		290
Interest expense	(5,843)	(31)	(4,548)	5,548	(4,874)
Income (loss) before provision (benefit) for income taxes	(2,458)	1,534	710	-	(214)
Equity in loss of subsidiaries			(563)	563	-
Provision (benefit) for income taxes (1):
Current	(959)	598	5,781		5,420
Deferred			(3,195)		(3,195)
Net income (loss)	$(1,499)	$936	$(2,439)	$563	$(2,439)

(1) Current and deferred income taxes are eliminated when consolidated with LSB due to NOL carryforwards and the reversal of deferred tax asset valuation allowances.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2002 and 2001

Note 9: Long-term Debt (continued)

CLIMACHEM, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
(Unaudited)
Six Months Ended June 30, 2001
(Dollars in thousands)
COMBINED GUARANTOR SUBSIDIARIES	CONSOLIDATED NON- GUARANTOR SUBSIDIARIES	CLIMACHEM, INC. (PARENT)	ELIMINATIONS	CONSOLIDATED
Net sales	$161,600	$19,114			$180,714
Cost of sales	132,162	17,331	$466		149,959
Gross profit	29,438	1,783	(466)		30,755
Selling, general and administrative expenses	21,383	221	2,289		23,893
Operating income (loss)	8,055	1,562	(2,755)		6,862
Other income (expense):
Interest and other income, net	50	4	5,160	$(4,404)	810
Benefit from termination of firm purchase commitments	2,338	-	-		2,338
Interest expense	(6,164)	(59)	(5,174)	4,404	(6,993)
Income (loss) before provision (benefit) for income taxes	4,279	1,507	(2,769)	-	3,017
Equity in earnings of subsidiaries			3,958	(3,958)	-
Provision (benefit) for income taxes	1,255	573	(573)		1,255
Net income	$3,024	$934	$1,762	$(3,958)	$1,762

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2002 and 2001

Note 9: Long-term Debt (continued)

CLIMACHEM, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
Three Months Ended June 30, 2002
(Dollars in thousands)
COMBINED GUARANTOR SUBSIDIARIES	CONSOLIDATED NON- GUARANTOR SUBSIDIARIES	CLIMACHEM, INC. (PARENT)	ELIMINATIONS	CONSOLIDATED
Net sales	$73,842	$8,374			$82,216
Cost of sales	61,610	7,441	$163	$(1)	69,213
Gross profit	12,232	933	(163)	1	13,003
Selling, general and administrative expenses	10,489	107	1,102	(2)	11,696
Operating income (loss)	1,743	826	(1,265)	3	1,307
Other income (expense):
Interest and other income (expense), net	179	(12)	4,446	(2,721)	1,892
Benefit from termination of firm purchase commitments	80	-	-		80
Interest expense	(2,858)	(15)	(1,973)	2,718	(2,128)
Income (loss) before provision (benefit) for income taxes	(856)	799	1,208	-	1,151
Equity in earnings of subsidiaries			304	(304)	-
Provision (benefit) for income taxes (1):
Current	(959)	598	5,781		5,420
Deferred			(2,676)		(2,676)
Net income (loss)	$103	$201	$(1,593)	$(304)	$(1,593)

(1) Current and deferred income taxes are eliminated when consolidated with LSB due to NOL carryforwards and the reversal of deferred tax asset valuation allowances.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2002 and 2001

Note 9: Long-term Debt (continued)

CLIMACHEM, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
(Unaudited)
Three Months Ended June 30, 2001
(Dollars in thousands)
COMBINED GUARANTOR SUBSIDIARIES	CONSOLIDATED NON- GUARANTOR SUBSIDIARIES	CLIMACHEM, INC. (PARENT)	ELIMINATIONS	CONSOLIDATED
Net sales	$88,244	$8,033			$96,277
Cost of sales	71,093	7,250	$276		78,619
Gross profit	17,151	783	(276)		17,658
Selling, general and administrative expenses	10,701	134	1,878		12,713
Operating income (loss)	6,450	649	(2,154)		4,945
Other income (expense):
Interest and other income (expense), net	(4)	4	3,164	$(2,789)	375
Benefit from gain on firm purchase commitments	2,338	-	-		2,338
Interest expense	(3,232)	(33)	(3,019)	2,789	(3,495)
Income (loss) before provision for income taxes	5,552	620	(2,009)	-	4,163
Equity in earnings of subsidiaries			4,344	(4,344)	-
Provision for income taxes	1,255	573	(573)		1,255
Net income	$4,297	$47	$2,908	$(4,344)	$2,908

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2002 and 2001

Note 9: Long-term Debt (continued)

CLIMACHEM, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Unaudited)
Six Months Ended June 30, 2002
(Dollars in thousands)
COMBINED GUARANTOR SUBSIDIARIES	CONSOLIDATED NON- GUARANTOR SUBSIDIARIES	CLIMACHEM, INC. (PARENT)	ELIMINATIONS	CONSOLIDATED
Net cash flows provided by (used in) operating activities	$7,760	$2,660	$(762)	$9,658
Cash flows from investing activities:
Capital expenditures	(5,153)	(288)	(5)	(5,446)
Proceeds from sales of property and equipment	32	-	1	33
Change in noncurrent restricted cash held in escrow	-	-	(1,838)	(1,838)
Other assets	628	-	2	630
Net cash used in investing activities	(4,493)	(288)	(1,840)	(6,621)
Cash flows from financing activities:
Payments on long-term and other debt	(1,945)	(177)	(383)	(2,505)
Proceeds from Senior Secured Notes, net of fees	-	-	32,155	32,155
Acquisition of 10 3/4% Senior Notes	-	-	(30,065)	(30,065)
Net change in due to/from LSB and affiliates	-	-	3,255	3,255
Advances to/from affiliates	(2,596)	(957)	3,553	-
Net change in revolving debt facilities	1,176	-	(5,911)	(4,735)
Net cash provided by (used in) financing activities	(3,365)	(1,134)	2,604	(1,895)
Net increase (decrease) in cash and cash equivalents	(98)	1,238	2	1,142
Cash and cash equivalents at the beginning of period	264	16	29	309
Cash and cash equivalents at end of period	$166	$1,254	$31	$1,451

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2002 and 2001

Note 9: Long-term Debt (continued)

CLIMACHEM, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Unaudited)
Six Months Ended June 30, 2001
(Dollars in thousands)
COMBINED GUARANTOR SUBSIDIARIES	CONSOLIDATED NON- GUARANTOR SUBSIDIARIES	CLIMACHEM, INC. (PARENT)	ELIMINATIONS	CONSOLIDATED
Net cash flows provided by (used in) operating activities	$(12,294)	$516	$2,521	$(9,257)
Cash flows from investing activities:
Capital expenditures	(2,708)	(498)	(34)	(3,240)
Proceeds from sales of property and equipment	171	-	-	171
Other assets	439	3	(1,730)	(1,288)
Net cash used in investing activities	(2,098)	(495)	(1,764)	(4,357)
Cash flows from financing activities:
Proceeds from borrowings of long-term debt	-	950	-	950
Payments on long-term and other debt	(1,949)	(59)	-	(2,008)
Acquisition of 10 3/4% Senior Notes	-	-	(21)	(21)
Net change in due to/from LSB and affiliates	-	-	897	897
Advances to/from affiliates	42,868	-	(42,868)	-
Net change in revolving debt facilities	(28,644)	(170)	42,714	13,900
Net cash provided by financing activities	12,275	721	722	13,718
Net increase (decrease) in cash and cash equivalents	(2,117)	742	1,479	104
Cash and cash equivalents at the beginning of period	2,782	8	48	2,838
Cash and cash equivalents at end of period	$665	$750	$1,527	$2,942

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2002 and 2001

Note 10: Benefit from Termination of Firm Purchase Commitments In June 2001, we reached an agreement with our supplier of anhydrous ammonia whereby the former long-term purchase commitment was terminated effective June 30, 2001. Under the new agreement, the Chemical Business purchases 100% of its requirements of purchased ammonia at market price plus transportation to the Chemical Business Facility in El Dorado, Arkansas through December 2002.

As consideration to terminate the prior above-market priced take-or-pay purchase commitment which provided, among other things, for a market price based on natural gas and required minimum monthly purchase volumes, the Chemical Business agreed to pay the supplier a one-time settlement fee. The remaining accrued liability as of June 30, 2001, associated with the above-market purchase commitment, net of the one-time settlement fee, was eliminated resulting in a gain on termination of the purchase commitment of $2.3 million in 2001. The supplier also agreed to refund the Chemical Business up to $.7 million contingent on minimum monthly purchase volumes for which the Chemical Business recognized an additional gain on termination of the purchase commitment of $.3 million during the six-month period ended June 30, 2002. For the first six months of 2001, the Chemical Business reversed, through cost of goods sold, approximately $2.1 million of the accrued liability previously established for loss on the former firm purchase commitment.

Note 11: Recently Issued Pronouncements In July 2001, the FASB issued Statement No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets". SFAS 142 requires the goodwill and intangible assets with indefinite lives no longer be amortized but be tested for impairment at least annually. SFAS 142 became effective for us on January 1, 2002. Upon adoption of SFAS 142, we recognized $860,000 of negative goodwill as a cumulative effect of accounting change. For the six months ended June 30, 2001 goodwill amortization was not material.

In July 2001, the FASB issued SFAS No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations". This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. As used in this Statement, a legal obligation is an obligation that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract or by legal construction of a contract under the doctrine of promissory estopple. We will adopt SFAS 143 effective January 1, 2003, the impact of which has not yet been determined.

In April, 2002, the FASB issued SFAS No. 145 ("SFAS 145"), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," related to accounting for debt extinguishments, leases, and intangible assets of motor carriers. The provisions of SFAS 145 are effective for fiscal years beginning after May 15, 2002 with earlier adoption encouraged. Accordingly, we have elected to early adopt SFAS 145, as of the beginning of the second quarter beginning April 1, 2002, and have implemented the applicable provisions in conjunction with the filing of this report. Prior periods have been conformed to such presentation.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2002 and 2001

Note 12: Natural Gas Price Risk Management Activities  A subsidiary of ClimaChem, Inc., El Dorado Chemical Company ("EDC"), entered into fixed-price contracts during the six months ended June 30, 2002 to protect future production costs against price fluctuations from natural gas, which is a primary raw material in the production of chemical products at the chemical plant in Cherokee, Alabama. These contracts consist of physical delivery contracts that lock-in the price of natural gas. These fixed-price contracts are cancelable however, the difference between the market price and the contract index price at the date of cancellation would result in a realized gain or loss. At June 30, 2002, EDC had purchase commitments on fixed-price natural gas contracts covering a total volume of 1,065,000 MMBtu's extending through December 2002 at a weighted average fixed price of $3.48 per MMBTu. These contracts result in the physical purchase of natural gas and are accordingly accounted for as normal purchase contracts.
Note 13: Liquidity and Management's Plan  We are a diversified holding company and, as a result, depend on credit agreements and our ability to obtain funds from our subsidiaries in order to pay our debts and obligations.

 Our wholly-owned subsidiary, ClimaChem through its subsidiaries, owns substantially all of our core businesses consisting of the Chemical and Climate Control Businesses. ClimaChem and its subsidiaries depend on credit agreements with lenders and internally-generated cash flows in order to fund their operations and pay their debts and obligations. ClimaChem and its subsidiaries finance their working capital requirements through borrowings under a $50 million Working Capital Revolver Loan. See Note 9. At June 30, 2002 the net credit available for borrowings was $8.5 million.

The Working Capital Revolver Loan as amended requires that ClimaChem's excess availability as defined, equal an amount not less than $.5 million. It also requires ClimaChem's excess availability, as defined, equal an amount not less than $1.5 million on the date of the periodic interest payments due on it's 10 3/4% Senior Unsecured Notes due 2007 and interest due on the Financing Agreement (see Note 9).

The Financing Agreement and the Working Capital Revolver Loan require that ClimaChem and its Climate Control Business meet certain EBITDA amounts on a quarterly basis and/or annual basis as discussed in Note 9. ClimaChem forecasts for 2002 indicate that ClimaChem's operating results will be very close to those covenants in the third and fourth quarters of 2002. Should ClimaChem not achieve the minimum amounts, the lenders of the Financing Agreement and Working Capital Revolver Loan have the option of waiving the requirement or demanding payment of the amount outstanding. ClimaChem does not currently have the ability to fund the amount outstanding if they do not achieve the minimum requirements and repayment is demanded by the lenders.

ClimaChem is restricted as to the funds that it may transfer to LSB, the non-ClimaChem companies and certain ClimaChem companies under the terms contained

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2002 and 2001

in the Financing Agreement and the Working Capital Revolver Loan. Under the terms ClimaChem is permitted to distribute funds in the form of (a) advances, loans and investments, in an aggregate amount not to exceed $2,000,000, at any time outstanding, and (b) distribute or pay in the form of dividends and other distributions an aggregate amount not to exceed, during each fiscal year, 50% of ClimaChem's consolidated net income for such fiscal year (calculated after deducting all other dividends and distributions made by ClimaChem to us during the fiscal year). This limitation will not prohibit payment of amounts due under a Services Agreement, Management Agreement and a Tax Sharing Agreement. ClimaChem did not declare and pay to the Company a dividend during the six months ended June 30, 2002 and there were no management fees due or paid pursuant to the EBITDA formula in the Management Agreement. For the six months ended June 30, 2002 ClimaChem owed the Company approximately $5.8 million under the Tax Sharing Agreement. However, the Company owed ClimaChem approximately $1 million for consulting services provided to the Company during the same period.

Due to the Company and ClimaChem's previous operating losses and limited borrowing ability under the credit facility then in effect, LSB discontinued payment of cash dividends on Common Stock for periods subsequent to January 1, 1999, until the Board of Directors determines otherwise. As of the date of this report, we have not paid the regular quarterly dividend of $.8125 on the outstanding $3.25 Convertible Exchangeable Class C Preferred Stock Series 2 ("Series 2 Preferred") since June 15, 1999, resulting in approximately $6.1 million in total accrued and unpaid dividends on the Series 2 Preferred. In addition, we did not declare and pay the regular annual dividend of $12.00 on the Series B Preferred since 1999, resulting in $.6 million in accrued and unpaid dividends on the Series B Preferred. We do not anticipate having funds available to pay dividends on our stock for the foreseeable future.

Historically, our primary cash needs have been for operating expenses, working capital and capital expenditures. We have financed our cash requirements primarily through internally generated cash flow, borrowings under our revolving credit facilities and secured equipment financing. At June 30, 2002, cash and cash equivalents aggregated $1.6 million and the Company's working capital deficit, including the outstanding borrowings of $31.6 million under the Working Capital Revolver Loan due April 2005 classified as current, was $5.6 million.

Net cash provided by operating activities for the six months ended June 30, 2002 was $13.1 million resulting from operating cash flow and reductions in current assets, primarily inventories.

The ability to maintain an adequate amount of borrowing availability depends on the cash flow from operations, the investing activities and required debt amortization.

The Climate Control Business consistently generates a significant positive cash flow. However, the Chemical Business operations have resulted in a negative cash flow for the first six months of 2002 and the Chemical Business' cash flow is projected to remain negative for the remainder of 2002. The net result will be a reduction of the borrowing availability under the Working Capital Revolver Loan.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2002 and 2001

The negative cash flow in the Chemical Business is a result of low selling prices, lower than expected sales volume, the disruption caused by the storm damage as previously discussed, the revocation of Slurry's license to produce its profitable high explosives at its Hallowell, Kansas facility and the expenditures to bring the Hallowell production facility into regulatory compliance. Operating losses in the Chemical Business were due primarily to an oversupply of nitrogen products of the kind we produce in the market. Our ability to turn the operating results around are dependent upon market conditions which are unpredictable at this time. Currently we are negotiating the storm damage claim with the insurance company. We expect that the property damage will exceed the $1 million deductible. The business interruption claim is for interruption in excess of a 30-day waiting period. Based upon the current projections, the liquidity available from all sources to fund operations appears to be adequate but will have to be managed carefully. Most capital expenditures in the Chemical Business are being postponed until the operating cash flow improves.

We have planned capital expenditures for the remainder of 2002 of approximately $2.0 million, but such capital expenditures are dependent upon obtaining acceptable funding. As discussed in Note 8, the discharge water issue is not yet finally determined but is currently expected to require capital expenditures of approximately $3.6 million over the next 3 to 4 years provided the discharge water permit is corrected and the city of El Dorado, Arkansas (the "City") builds its own discharge pipeline to a nearby river and we are permitted to tie our own pipeline into the City's pipeline. Management is continuing to review the design and configurations of treatment and discharge facilities to address the permitting issues.

In addition to the discussion contained in this Note 13, additional discussion as to the Company's Liquidity and Management's Plan is contained in "Liquidity and Capital Resources" of the Company's "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 39 through 49 of this report.

We presently believe, assuming that we are successful in our negotiations with the ADEQ or in our appeal to the Arkansas Pollution Control & Ecology Commission as discussed in Note 8, we can maintain compliance with the covenants of our working capital revolving credit facilities, successfully execute the above plan for the remainder of 2002 and meet our obligations as they come due; however, there are no assurances to that effect. If we do not achieve our plan for the remainder of 2002, or other adverse unforeseen events occur in 2002, it is reasonably possible that we may not be able to meet our obligations as they come due.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with our June 30, 2002 Condensed Consolidated Financial Statements.

Certain statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" may be deemed forward-looking statements. See "Special Note Regarding Forward-Looking Statements".

Critical Accounting Policies

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and disclosures of contingent liabilities. See our Form 10-K for the year ended December 31, 2001 for an expanded discussion on the more significant areas of financial reporting impacted by management's judgment, estimates and assumptions. Significant areas of financial reporting impacted by management's judgement, estimates and assumptions include the following:

Repurchase of Senior Unsecured Notes Due 2007 - As fully discussed in Liquidity and Capital Resources - Loan Agreements - Terms and Conditions and Notes 2 and 9 of Notes to Condensed Consolidated Financial Statements, ClimaChem, Inc. ("ClimaChem"), a wholly owned subsidiary of the Company, completed a voluntary debt restructuring transaction whereby ClimaChem repurchased $52.5 million face value of its outstanding public 10 3/4% Senior Unsecured Notes ("Notes"). The cost to ClimaChem of the repurchased Notes was approximately $21.0 million below ClimaChem carrying value. It was determined that this implied gain should not be accounted for as a gain in the current period. Based upon certain criteria including but not limited to unfavorable changes in ClimaChem financial condition since the Notes were originally sold and the high interest rates on the new Loans, the transaction was not accounted for as a debt extinguishment but rather as a debt restructuring.

Compliance with Long-Term Debt Covenants - As fully discussed in Liquidity and Capital Resources - Loan Agreements - Terms and Conditions and Note 9 of Notes to Condensed Consolidated Financial Statements, the Financing Agreement and Working Capital Revolver Loan as amended, of ClimaChem, Inc. and its subsidiaries require that ClimaChem meet certain EBITDA amount on a quarterly basis. ClimaChem forecasts for the remainder of 2002 indicate that ClimaChem's operating results will be very close to the covenants in the third and fourth quarters of 2002. Should ClimaChem not achieve the minimum amount, the lenders of the Financing Agreement and the Working Capital Revolver Loan have the option of waiving the requirement or demanding payment. ClimaChem does not currently have the ability to pay the amount due the lenders if they do not achieve the minimum requirements and repayment is demanded by the lenders.

Insurance Coverage of Chemical Plant- As fully discussed in General - Chemical Business, our property insurance covering the chemical plant in El Dorado, Arkansas ("El Dorado Plant") entitles the Company to receive approximate replacement value for the damaged property less an aggregate $1 million deductible. As of the date of this report, a final settlement has not been determined but we estimate that the net proceeds from our property insurance claim will equal or exceed the depreciated value of the damaged assets. Therefore no losses or gains relating to this event are included in the accompanying Condensed Consolidated Statements of Operations as of June 30, 2002. We also had a thirty day waiting period before our business interruption insurance coverage became effective. The loss as a result of this business interruption is currently unknown and the amount of possible insurance recovery is currently unknown.

Overview
Chemical Business

Our Chemical Business manufactures three principal product lines that are derived from anhydrous ammonia: (1) fertilizer grade ammonium nitrate and urea ammonium nitrate for the agricultural industry, (2) explosive grade ammonium nitrate and solutions for the mining industry and (3) concentrated, blended and regular nitric acid for industrial applications. In addition, we also produce sulfuric acid for commercial applications primarily in the paper industry.

On April 8, 2002, a portion of our subsidiary's chemical plant complex in El Dorado, Arkansas experienced damage from high winds and a likely tornado. Plant management and engineers surveyed the damage which affected the production facilities for ammonium nitrate, certain acid plants, a large cooling tower, and other equipment. The majority of the repairs have been completed. During this repair time, we were not able to produce industrial grade ammonium nitrate until the middle of May 2002. Production of our other products, agricultural grade ammonium nitrate and industrial acids, continued without material interruption.

Our property insurance covering the chemical plant entitles the Company to receive approximate replacement value for the damaged property less an aggregate $1 million deductible. As of the date of this report, a final settlement has not been determined but we estimate that the net proceeds from our property insurance claim will equal or exceed the depreciated value of the damaged assets. Therefore no losses or gains relating to this event are included in the accompanying Condensed Consolidated Statements of Operations as of June 30, 2002. We also had a thirty day waiting period before our business interruption insurance coverage became effective. The loss as a result of this business interruption is currently unknown and the amount of possible insurance recovery is currently unknown.

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

RESULTS OF OPERATIONS

 Six months ended June 30, 2002 vs. Six months ended June 30, 2001

 Net Sales

Net sales for the six months ended June 30, 2002 were $154.3 million compared to $184.6 million for the first six months of 2001 or a decrease of $30.3 million. This decrease in sales resulted primarily from decreased sales in the Chemical Business of $25.6 million resulting from (i) lower sales prices due, primarily to lower cost of the raw material feed stock which is passed through to the sales prices and an over supply of agricultural products and (ii) the reduction in volume of industrial grade ammonium nitrate due to the business interruption at the El Dorado chemical plant in April 2002 and the reduction in volume of explosive products sold by our subsidiary, Slurry Explosive Corporation ("Slurry"), due to their license revocation as discussed in Note 8 of Notes to Condensed Consolidated Financial Statements. The Climate Control Business sales were lower by approximately $3.0 million resulting principally from the elimination of an unprofitable product line during the fourth quarter of 2001.

Gross Profit

Gross profit was $26.3 million or 17% as a percentage of net sales for the first six months of 2002, compared to $33.6 million or 18.2% for the first six months of 2001. The decrease in the gross profit percentage was the result of lower profit margins in the Chemical Business due primarily to the effect of the business interruption at the El Dorado chemical plant which lasted approximately 50 days, a decrease in profit margins relating to agricultural products and the significant lost sales and gross profit related to Slurry's reduction in volume of explosive products sold by Slurry. This decrease was partially offset by improved profit margins in the Climate Control Business relating to the elimination of certain products during the fourth quarter of 2001 and improved profit margins for the products retained.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses were $23.8 million for the six-month period ended June 30, 2002, compared to $24.4 million for the first six months of 2001. This decrease is primarily the result of the reduction of expenses relating to the elimination of certain products in the Climate Control Business during the fourth quarter of 2001 offset, in part, by an increase in health insurance costs and legal and consulting fees incurred by Slurry.

 Benefit from Termination of Firm Purchase Commitments

 As discussed in Note 10 of Notes to Condensed Consolidated Financial Statements, we had a gain of approximately $.3 million from the termination of firm purchase commitments for the six months ended June 30, 2002 compared to $2.3 million for the same period in 2001.

Interest Expense

 Interest expense was $5.2 million in the first six months of 2002 compared to $7.5 million for the first six months of 2001. The decrease of $2.3 million primarily resulted from lower interest rates, the decrease in borrowings from revolving credit facilities and the repurchase of Senior Unsecured Notes during second quarter of 2002 and the third quarter of 2001. See Notes 2 and 9 of Notes to Condensed Consolidated Financial Statements.

Income (Loss) before Provision for Income Taxes and Cumulative Effect of Accounting Change

As a result of the items discussed above, we had a loss before provision for income taxes and cumulative effect of accounting change of $1.8 million in the first six months of 2002 compared to income of $4.4 million in 2001. The Climate Control Business reported a substantial increase in operating income and net income for the six and three months periods ended June 30, 2002 compared to the prior year. The Chemical Business reported a significant decline in operating results in the six and three month periods ended June 30, 2002 as compared to the prior year due to selling prices for agricultural products dropping more that the cost of raw material feed stock and the losses related to the storm damage and the revocation of Slurry's license as discussed above.

Provision for Income Taxes

As a result of providing deferred tax asset valuation allowances related to our net operating loss carry-forwards as discussed in Note 3 of Notes to Condensed Consolidated Financial Statements, no benefit for income taxes was recognized for the six months ended June 30, 2002. For the same period in 2001, the provision for income taxes related to current state income taxes and federal alternative minimum taxes.

Cumulative Effect of Accounting Change

Upon adoption of Statement No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002, we recognized $860,000 of negative goodwill as a cumulative effect of accounting change for the six months ended June 30, 2002.

 Three months ended June 30, 2002 vs. Three months ended June 30, 2001.

 Net Sales

 Net sales for the three months ended June 30, 2002 were $83.2 million compared to $98.1 million for the same period in 2001 or a decrease of $14.9 million. This decrease in sales resulted primarily from decreased sales in the Chemical Business of $15.5 million resulting from (i) lower sales prices due, primarily to lower cost of the raw material feed stock which is passed through to the sales prices and an over supply of agricultural products and (ii) the reduction in volume of industrial grade ammonium nitrate due to the business interruption at the El Dorado chemical plant in April 2002 and the reduction in volume of explosive products sold by our subsidiary, Slurry Explosive Corporation ("Slurry"), due to their license revocation as discussed in Note 8 of Notes to Condensed Consolidated Financial Statements.

Gross Profit

Gross profit was $13.7 million or 16.5% as a percentage of net sales for the three months ended June 30, 2002, compared to $19.1 million or 19.5% for the three months ended June 30, 2001. The decrease in the gross profit percentage was primarily the result of lower profit margins in the Chemical

Business due primarily to the effect of the business interruption at the El Dorado chemical plant, a decrease in profit margins relating to agricultural products and a reduction in volume of explosive products sold by Slurry. This decrease was partially offset by improved profit margins in the Climate Control Business relating to the elimination of certain products during the fourth quarter of 2001 and improved profit margins for the products retained.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses were $12.7 million and $12.5 million for the three-month periods ended June 30, 2002 and 2001, respectively.

Benefit from Termination of Firm Purchase Commitments

As discussed in Note 10 of Notes to Condensed Consolidated Financial Statements, we had a gain of approximately $.1 million from the termination of firm purchase commitments for the three months ended June 30, 2002 compared to $2.3 million for the same period in 2001.

Interest Expense

Interest expense was $2.3 million for the three months ended June 30, 2002 compared to $3.8 million for the three months ended June 30, 2001. The decrease of $1.5 million primarily resulted from lower interest rates, the decrease in borrowings from revolving credit facilities and the repurchase of Senior Unsecured Notes during the second quarter of 2002 and the third quarter of 2001. See Notes 2 and 9 of Notes to Condensed Consolidated Financial Statements.

Income (loss) before Provision for Income Taxes

As a result of the items discussed above, we had a loss before provision for income taxes of $.7 million for the three-month period ended June 30, 2002 compared to income of $5.5 million for the same period in 2001.

Provision for Income Taxes

As a result of providing deferred tax asset valuation allowances related to our net operating loss carry-forwards as discussed in Note 3 of Notes to Condensed Consolidated Financial Statements, no benefit for income taxes was recognized for the three-month periods ended June 30, 2002. For the same period in 2001, the provision for income taxes related to current state income taxes and federal alternative minimum taxes.

LIQUIDITY AND CAPITAL RESOURCES

 Cash flow from Operations

 Historically, our primary cash needs have been for operating expenses, working capital and capital expenditures. We have financed our cash requirements primarily through internally generated cash flow, borrowings under our revolving credit facilities and secured equipment financing.

9; Net cash provided by operating activities for the six months ended June 30, 2002 was $13.1 million resulting from operating cash flow and reductions in current assets, primarily inventories. The decrease in inventories relates primarily to agricultural products sold during the spring fertilizing season in the Chemical Business and planned reductions in the Climate Control Business. The increase in accounts payable is primarily due to costs incurred to repair storm damage at the El Dorado chemical plant which have not yet been paid. The increase in accrued and other noncurrent liabilities is due primarily to a prorata accrual for an annual lease payment due in December of each year.

Cash Flow From Investing and Financing Activities

Net cash used in investing activities for the six months ended June 30, 2002 included $5.5 million for capital expenditures primarily for the benefit of the Chemical Business relating to the replacement of plant and equipment damaged by the storm at the El Dorado chemical plant and to modernize the Hallowell, Kansas plant and enhance security. The change in noncurrent restricted cash held in escrow of $1.8 million relates to a cash collateral account established in conjunction with a new secured note described below. The decrease in other assets relates primarily to the utilization of noncurrent supplies at the El Dorado chemical plant.

Net cash used in financing activities included a net decrease in revolving debt of $5.5 million, payments on long-term and other debt of $3.6 million and proceeds from long-term borrowings of $.7 million. See Notes 2 and 9 of Notes to Condensed Consolidated Financial Statements relating to the voluntary debt restructuring transaction.

Obligations and Commitments

In the normal course of business, we enter into contracts, leases and borrowing arrangements. In connection with a series of agreements with Bayer Corporation to supply nitric acid with a provision for full pass through of costs with certain performance obligations on our part, a subsidiary of ClimaChem entered into a 10 year leveraged lease in June 1999 that requires minimum future net lease rentals of approximately $62.5 million at June 30, 2002. The lease payments are includable costs in these agreements. These lease rentals are made monthly with one annual payment each year representing a majority of the amount due for the year. Our ability to perform on this lease commitment is contingent upon Bayer's performance under the related purchase agreement. Our commitments and obligations as of June 30, 2002, are summarized in the following table:

Due July 1 - December 31,	Due in the Year Ending December 31,
Type of Obligation (1)	Total	2002	2003	2004	2005	2006	Thereafter
(in thousands)
Long-term debt:
Working Capital Revolver Loan (2)	$31,613	$31,613	$-	$-	$-	$-	$-
Senior Unsecured Notes due 2007	18,300	-	-	-	-	-	18,300
Senior Secured Loans due 2005	35,000	-	-	-	35,000	-	-
Accrued interest on Senior Secured Loans due 2005	18,069	1,878	3,726	3,736	8,729	-	-
Other	21,656	2,800	4,635	4,089	1,625	2,582	5,925
Total long-term debt	124,638	36,291	8,361	7,825	45,354	2,582	24,225
Leveraged lease-Bayer Project	62,469	6,095	7,666	13,001	2,250	8,175	25,282
Other operating leases	10,806	928	1,600	1,324	1,019	780	5,155
Purchase commitments	6,655	459	918	918	918	918	2,524
	$204,568	$43,773	$18,545	$23,068	$49,541	$12,455	$57,186

  See our Form 10-K for the year ended December 31, 2001 for an expanded discussion on these arrangements. Also see Notes 2 and 9 of Notes to Condensed Consolidated Financial Statements for a discussion of the repurchase of $52.3 million aggregate principal amount of ClimaChem's Senior Unsecured Notes and the financing arrangement with certain lenders to fund this repurchase.

  The Working Capital Revolver Loan is not due by its terms until April 2005; however, the underlying agreement contains a subjective acceleration clause based on a material adverse change in operating results or financial condition and is therefore classified as due within one year at June 30, 2002 in the accompanying Condensed Consolidated Balance Sheet.

Source of Funds

We are a diversified holding company and, as a result, depend on credit agreements and our ability to obtain funds from our subsidiaries in order to pay our debts and obligations.

Our wholly-owned subsidiary, ClimaChem through its subsidiaries, owns substantially all of our Core Businesses consisting of the Chemical and Climate Control Businesses. ClimaChem and its subsidiaries depend on credit agreements with lenders and internally-generated cash flows in order to fund their operations and pay their debts and obligations.

ClimaChem and its subsidiaries finance their working capital requirements through borrowings under a $50 million Working Capital Revolver Loan.

The Working Capital Revolver agreement provides for borrowings based upon advances against accounts receivables and inventories at agreed to advance rates. The accounts and inventories are pledged to secure the borrowings. The net borrowing ability at any one time is determined by the unborrowed availability created by the underlying security. The net credit available for borrowings constitutes the principal source of liquidity. At June 30, 2002 the net credit available for borrowings was $8.5 million.

The ability to maintain an adequate amount of borrowing availability depends on the cash flow from operations, the investing activities and required debt amortization.

The Climate Control Business consistently generates a significant positive cash flow. However, the Chemical Business operations have resulted in a negative cash flow for the first six months of 2002 and the Chemical Business' cash flow is projected to remain negative for the remainder of 2002. The net result will be a reduction of the borrowing availability under the Working Capital Revolver Loan.

The negative cash flow in the Chemical Business is a result of low selling prices, lower than expected sales volume, the disruption caused by the storm damage as previously discussed, the revocation of Slurry's license to produce its profitable high explosives at its Hallowell, Kansas facility and the expenditures to bring the Hallowell production facility into regulatory compliance.

Operating losses in the Chemical Business were due primarily to an oversupply of nitrogen products of the kind we produce in the market. Our ability to turn the operating results around are dependent upon market conditions which are unpredictable at this time. Currently we are negotiating the storm damage claim with the insurance company. We expect that the property damage will exceed the $1 million deductible. The business interruption claim is for interruption in excess of a 30 day waiting period. Based upon the current projections, the liquidity available from all sources to fund operations appears to be adequate but will have to be managed carefully. Most capital expenditures in the Chemical Business are being postponed until the operating cash flow improves.

Loan Agreements - Terms and Conditions

 ClimaChem and its subsidiaries are parties to a $50 million credit facility (the "Working Capital Revolver Loan"). Outstanding borrowings under ClimaChem's Working Capital Revolver Loan were $31.6 million as of June 30,

2002. The Working Capital Revolver Loan, as amended, requires ClimaChem to meet certain financial covenants on a quarterly and/or annual basis including the requirement to maintain quarterly earnings before interest, taxes, depreciation, amortization and extraordinary gains ("EBITDA") for ClimaChem and its Climate Control Business on a trailing twelve month basis, of $17 million and $10 million, respectively, measured as of June 30, 2002, $18 million and $10 million, respectively, measured as of September 30, 2002 and $16 million and $10 million, respectively, measured as of December 31, 2002. ClimaChem's EBITDA for the twelve month period ended June 30, 2002 was in excess of the required amounts. ClimaChem forecasts for the remainder of 2002 indicate that ClimaChem's operating results will be very close to these covenants for the twelve months ending September 30, 2002 and for the twelve months ending December 31, 2002. Should ClimaChem not achieve the minimum amounts, the lenders of the Agreement and Working Capital Revolver Loan have the option of waiving the requirement or demanding payment. ClimaChem does not currently have the ability to fund the amounts owed to the lenders if they do not achieve the minimum requirements and repayment is demanded by the lenders. For fiscal quarters ending after December 31, 2002, the EBITDA requirement shall be determined based on ClimaChem's forecasted financial statements, however, the EBITDA requirement shall not be less than $19 million, unless ClimaChem and the provider of the Working Capital Revolver Loan agree otherwise. The Working Capital Revolver Loan requires that ClimaChem's excess availability, as defined, equal an amount not less than $.5 million. It also requires ClimaChem's excess availability, as defined, equal an amount not less than $1.5 million on the date of the periodic interest payments due on it's 10 3/4% Senior Unsecured Notes due 2007 (the "Senior Unsecured Notes") and interest due on certain debt issued pursuant to a financing arrangement entered into on May 24, 2002 (the "Financing Agreement"). As of June 30, 2002, ClimaChem had borrowing availability under the Working Capital Revolver Loan of $8.5 million. The effective interest rate under the Working Capital Revolver Loan was 6.52%.

On May 24, 2002, our wholly owned subsidiary, ClimaChem, repurchased $52.3 million face value aggregate principal amount of its Senior Unsecured Notes. The purchase price per $1,000 of aggregate principal amount of Senior Unsecured Notes was approximately $629, resulting in an aggregate purchase price of approximately $32.9 million. As a result of the repurchase, the balance of the aggregate principal amount of the Senior Unsecured Notes outstanding and in the hands of unrelated third parties is approximately $18.3 million.

In order to fund the repurchase of the Senior Unsecured Notes, ClimaChem entered into a Financing Agreement with certain lenders (the "Lenders"). Each Lender is an affiliate of the other Lenders. Pursuant to the terms of the Financing Agreement, the Lenders loaned $35 million to ClimaChem (collectively, the "Loans"). The Loans mature on June 30, 2005, and bears interest at an annual rate equal to 10 1/2% per annum, payable quarterly, and an additional interest rate of 5 1/2% which is payable upon maturity or prepayment.

The proceeds of the Loans were used to fund the repurchase of the Senior Unsecured Notes by ClimaChem from the Lenders and certain affiliates of the Lenders, to pay the closing costs, fees and expenses incurred in connection with the Loans of approximately $3.1 million and to fund a cash collateral account of approximately $1.8 million which will be available to ClimaChem at the earlier of (i) the date the Loans are paid in full or (ii) November 23, 2003 so long as no default or event of default is then continuing. Therefore the $1.8 million is classified as a noncurrent asset and is included in other assets at June 30, 2002. In connection with the closing of the Loans, the Lenders entered into an Intercreditor Agreement with ClimaChem's working

Capital Revolver Loan lender. The Lenders and affiliates of the Lenders owned the Senior Unsecured Notes which were repurchased by ClimaChem.

The Financing Agreement requires ClimaChem to maintain quarterly earnings EBITDA for ClimaChem and its Climate Control Business on a trailing twelve-month basis, of $17 million and $10 million respectively, measured as of June 30, 2002, $18 million and $10 million, respectively, measured as of September 30, 2002, $16 million and $10 million, respectively, measured as of December 31, 2002. For fiscal quarters ending after December 31, 2002, the EBITDA requirement shall be determined based on ClimaChem's forecasted financial statements, if agreed upon by the Lenders. If an agreement on the EBITDA requirement can not be reached, the EBITDA requirement shall not be less than $19 million. For fiscal quarters ending after June 30, 2002 through March 31, 2003, if ClimaChem fails to maintain EBITDA on a trailing twelve-month basis of at least $15 million (a "Trigger Event"), then within 180 days of the end of such fiscal quarter, ClimaChem shall pay the Lenders an amount equal to 33.3% of then outstanding principal of the Loans plus related accrued interest. However, if ClimaChem maintains the required EBITDA on a trailing twelve-month basis as of the end of each of the two fiscal quarters immediately following the Trigger Event, then within 210 days of such Trigger Event, ClimaChem shall pay the Lenders an amount equal to 10% of then outstanding principal of the Loans plus related accrued interest. For trailing twelve month periods ending after March 31, 2003 if ClimaChem's EBITDA is less than $17 million, the Trigger Event as discussed above will be effective. The Financing Agreement also requires ClimaChem to achieve an annual fixed charge coverage ratio of at least 1 to 1 and limits capital expenditures to $11.1 million measured quarterly on a trailing twelve-month basis. The Financing Agreement also contains covenants that, among other things, limit ClimaChem's ability to: (i) incur additional indebtedness, (ii) incur liens, (iii) provide certain guarantees (iv) engage in mergers, consolidations or other forms of recapitalization and (v) dispose of assets. The Lenders may, upon an event of default as defined, terminate the Financing Agreement and make the balance outstanding due and payable in full. The Financing Agreement includes a prepayment fee equal to 2% of the principal amount paid should ClimaChem elect to prepay any principal amount prior to May 24, 2003. This fee is reduced to 1% during the second twelve-month period and to ..5% during the third twelve-month period.

The Loans are secured by (a) a first lien on (i) certain real property and equipment located at the El Dorado, Arkansas manufacturing facility (excluding the DSN Plant and other exceptions) (the "EDC Plant") (ii) certain real property and equipment located at the Cherokee, Alabama manufacturing facility (the "Cherokee Plant") owned by a subsidiary of the Company that is not a subsidiary of ClimaChem, (iii) certain real property and equipment located at the Hallowell, Kansas facility, (iv) all of the outstanding shares of common stock in Universal Tech Corporation, (v) a cash collateral account, and (b) a second lien on the assets upon which ClimaChem's working capital revolver lender has a first lien. The Loans are guaranteed by the Company and certain subsidiaries of ClimaChem.

In connection with the completion of the Financing Agreement, ClimaChem and our subsidiaries which are guarantors of ClimaChem's Working Capital Revolver Loan entered into an amendment to the Working Capital Revolver Loan pursuant to which we and certain of ClimaChem's subsidiaries pledged additional collateral to secure ClimaChem's obligations under the Working Capital Revolver Loan. The additional collateral consisted of a second mortgage on the assets to which the Lenders were granted a first lien. Also, the Working Capital Revolver Loan, as amended, contains the same EBITDA requirements as the Financing Agreement as previously discussed, except the Working Capital Revolver Loan does not include the Trigger Event feature.

Prior to the repurchase of the Senior Unsecured Notes as provided above, ClimaChem and the trustee under the Indenture (as defined below), with the consent of the holders of more than 66 2/3% of the aggregate principal amount of the outstanding Senior Unsecured Notes (the "Holders"), entered into a Fifth Supplemental Indenture, dated May 24, 2002 (the "Supplement"), to the Indenture dated November 27, 1997, as amended (the "Indenture"), which governs ClimaChem's Senior Unsecured Notes. The Supplement amends the Indenture by, among other things, (a) deleting most of the restrictive convenants, (b) deleting the requirements upon a change of control of ClimaChem or sale of all or substantially all of the assets of ClimaChem, (c) specifying ClimaChem's subsidiaries which are guarantors of the Senior Unsecured Notes and deleting the requirement that certain future subsidiaries of ClimaChem be guarantors, (d) deleting certain events from the definition of "Event of Default," and (e) providing for conforming changes to the Indenture and the promissory note executed by ClimaChem pursuant to the terms of the Indenture.

As required by the Lenders, as a condition precedent to the completion of the Loans and the transactions contemplated by the Financing Agreement, ClimaChem granted to the Lenders warrants to purchase an aggregate 595,585 shares of our common stock subject to certain anti-dilution adjustments. The exercise price of the warrants is $0.10 per share and contains a provision for cashless exercise. The warrants have a 10-year exercise period beginning on May 24, 2002. The warrants provide for certain demand registration rights and piggyback registration rights.

As a result of the debt restructuring, the carrying amount of long-term debt owed the Lenders as of June 30, 2002 is $53.1 million which includes $18.1 million interest due on the Loans through maturity. Of this, interest of $3.7 million is included in current portion of long-term debt at June 30, 2002.

ClimaChem is restricted as to the funds that it may transfer to LSB, the non-ClimaChem companies and certain ClimaChem companies under the terms contained in the Financing Agreement and the Working Capital Revolver Loan. Under the terms ClimaChem is permitted to distribute funds in the form of (a) advances, loans and investments, in an aggregate amount not to exceed $2,000,000, at any time outstanding, and (b) distribute or pay in the form of dividends and other distributions an aggregate amount not to exceed, during each fiscal year, 50% of ClimaChem's consolidated net income for such fiscal year (calculated after deducting all other dividends and distributions made by ClimaChem to us during the fiscal year). This limitation will not prohibit payment of amounts due under a Services Agreement, Management Agreement and a Tax Sharing Agreement. ClimaChem did not declare and pay to the Company a dividend during the six months ended June 30, 2002 and there were no management fees due or paid pursuant to the EBITDA formula in the Management Agreement. For the six months ended June 30, 2002 ClimaChem owed the Company approximately $5.8 million under the Tax Sharing Agreement. However, the Company owed ClimaChem approximately $1 million for consulting services provided to the Company during the same period.

 Dividends

Due to the Company and ClimaChem's previous operating losses and limited borrowing ability under the credit facility then in effect, LSB discontinued payment of cash dividends on Common Stock for periods subsequent to January 1,

1999, until the Board of Directors determines otherwise. As of the date of this report, we have not paid the regular quarterly dividend of $.8125 on the outstanding $3.25 Convertible Exchangeable Class C Preferred Stock Series 2 ("Series 2 Preferred") since June 15, 1999, resulting in approximately $6.1 million in total accrued and unpaid dividends on the Series 2 Preferred. In addition, we did not declare and pay the regular annual dividend of $12.00 on the Series B Preferred since 1999, resulting in $.6 million in accrued and unpaid dividends on the Series B Preferred. We do not anticipate having funds available to pay dividends on our stock for the foreseeable future.

Management's Plan

The Climate Control Business' results through the first half of 2002 are considerably better than 2001 and than expected. On the other hand, the Chemical Business has fallen significantly behind their expectations.

The over supply of chemical products on the market has resulted in lower volumes and unit net back prices in relation to cost than expected for approximately 50% of the volume. The other approximate 50% of the products produced by the various plants that make up the Chemical Business are sold pursuant to long term contracts that provide for cost plus pricing. The market conditions for nitrogen chemical produced by our Chemical Business have been disappointing the first half and the outlook for the remainder of 2002 continues to be unfavorable for those products, primarily agricultural nitrogen products that are not sold pursuant to long-term cost plus contracts. We continue to plan to increase the production level to the permitted and practical capacity levels to cover the fixed costs of the plants. The objective is to run the El Dorado, Arkansas and the Cherokee, Alabama plants at optimum levels respective of market conditions.

The Chemical plants are volume sensitive. The volumes through the first six months have been below the break even point due in part to supply and demand and due in part to the two unusual events that occurred during the period.

In February 2002 a primary profit contributor, the Slurry subsidiary, had its license to manufacture high explosives at its Hallowell Kansas manufacturing facility revoked by the BATF. Slurry's operating profit in the six months of 2001 was $.9 million. In the first six months of 2002 Slurry's operations resulted in a loss of $2.3 million. We have applied for a license for the Hallowell Kansas manufacturing facility through a wholly-owned subsidiary Universal Tech Corp, ("UTeC"), although there are no assurances that UTeC will be granted a license.

In April 2002 parts of the El Dorado, Arkansas plant were severely damaged by high winds. The damage resulted in an approximate 50 day loss of production for a significant part of the plant. Since the part of the plant affected produced product that was pre-sold pursuant to a long-term cost plus contract, the impact was substantial. We have completed the repairs to the El Dorado plant and are working to get the claims adjusted by the insurance carriers.

We continue to pursue our two-part strategy for the Chemical Business which is; (1) to expand the market area in which we sell Agricultural Products to offset the effect of weather conditions in a particular area, and (2) to enter into cost plus contracts wherever possible to minimize the "cost risk" of raw materials used and the volatility in sales prices of the final product.

We have planned capital expenditures for the remainder of 2002 of approximately $2.0 million, but such capital expenditures are dependent upon obtaining acceptable funding. As discussed above and in Note 8 of Notes to Condensed Consolidated Financial Statements, and below the discharge water program is not yet finally determined but is currently expected to require capital expenditures of approximately $3.6 million over the next 3 to 4 years provided the discharge water permit is corrected and the city of El Dorado, Arkansas (the "City") builds its own discharge pipeline to a nearby river and we are permitted to tie our own pipeline into the City's pipeline. Discussions of the nature of the program and means of securing financing are currently underway.

We presently believe, assuming that we are successful in our negotiations with the ADEQ or in our appeal to the Arkansas Pollution Control & Ecology Commission as discussed below, we can maintain compliance with the covenants of our working capital revolving credit facilities, successfully execute the above plan for the remainder of 2002 and meet our obligations as they come due; however, there are no assurances to that effect. If we do not achieve our plan for the remainder of 2002, or other adverse unforeseen events occur in 2002, it is reasonably possible that we may not be able to meet our obligations as they come due.

Contingencies
Discharge Water Permit for the El Dorado Plant

The Chemical Business' El Dorado, Arkansas facility generates process water discharge consisting of cooling tower and boiler (the "El Dorado Facility") blowdowns, contact storm water (rainfall inside the plant area which picks up contaminants), and miscellaneous spills and leaks from process equipment. This process water has historically been collected and transported to a small pond for pH adjustment and then to a large pond for biological oxidation. Primary contaminants are ammonia, nitrate and sulfate.

The process water discharge and storm water run off ("Discharge Water") are governed by a State permit renewed every five (5) years. The current permit expired in 1995, and the State was preparing to issue the facility a new permit in early 1997, which included much more stringent limits which the current treatment system could not meet. Negotiations were held with the Director of the State agency in March, 1997, and he agreed to a formal Consent Administrative Order ("CAO") in September, 1998, which CAO contained certain deadlines for the completion of activities at the El Dorado Chemical Company ("EDC") plant site pending issuance of a new permit. The Arkansas Department of Environmental Quality ("ADEQ") did not timely issue the permit and agreed to extend the CAO deadlines. In June 2002 a formal amendment to the CAO, executed by ADEQ and EDC, became effective, which extended the compliance date until three (3) years after the effective date of the renewal permit. The renewal permit has now been issued by the ADEQ, and it includes new, more restrictive permit limits which, based on current information, EDC does not believe it would be able to comply with. However, counsel has advised us that he does not believe that the permit as issued applies, or correctly applies, the applicable effluent guidelines for fertilizer facilities, resulting in permit effluent restrictions which are far more restrictive than required by the guidelines and which would not be feasible for EDC to achieve. EDC also believes that the permit, as issued, contains other material obligations which would not be feasible for EDC to implement. EDC has appealed the permit to the Arkansas Pollution Control & Ecology Commission ("Commission") and the permit will not become effective until the appeal to the Commission is resolved. EDC and ADEQ have agreed to suspend the appeal proceedings temporarily and to attempt to negotiate mutually acceptable revisions to the permit. At the request of EDC, ADEQ has assigned a more experienced engineer to the project to facilitate the negotiations. We believe that it is probable that during these negotiations the permit will be revised to provide EDC certain credits for storm water. At this time it is not possible to predict how much credit would be appropriate, or what type of treatment will be required to comply with the permit limits that would be established with these credits. Based on estimates and calculations made by EDC's engineering consultant, if we are able to negotiate limits to the final permit based on the volume of credits the engineers have calculated as appropriate, we believe that the revised permit will require additional expenditures, estimated to be approximately $3.6 million, which will be expended over a period of three to four years. If EDC is unable to obtain appropriate modifications to the permit, either through negotiations, appeal to the Commission, or through court proceedings, based on our current liquidity and information currently available to us, we do not believe that EDC will be able to comply with the terms of the permit or have the necessary liquidity to make all of the capital improvements required to comply with the permit's terms. An inability to obtain satisfactory modifications to the permit could result in EDC having either to substantially reduce the operations of the El Dorado Facility or to sell the El Dorado Facility, either of which could have a material adverse effect on its financial condition and may result in the recognition of impairment of certain long-lived assets and may result in an event of default in other material contracts.

The CAO recognizes the presence of nitrate contamination in the shallow groundwater, and requires EDC to undertake onsite bioremediation. The bioremediation has not proven to be effective, and EDC is currently undertaking a comprehensive evaluation of the shallow groundwater trends in contamination reduction and movement. The final remedy for shallow groundwater contamination will be selected in the near future. There are no known users of this shallow groundwater in the area, and preliminary risk assessments have not identified any risk that would require additional remediation.

The CAO included a $183,700 penalty assessment of which $125,000 could be satisfied over five years by expenditures of $25,000 per year for discharge minimization activities. EDC has documented in excess of $25,000 on expenditures for the first four years, 1998, 1999, 2000 and 2001. An additional $57,000 was satisfied by funding approved supplemental environmental projects. The monetary civil penalty payment required, $1,700, has been paid.

In response to a maintenance emergency and to prevent an uncontrolled release, the large equalization pond located at the Chemical Business' El Dorado, Arkansas manufacturing facility was drained to accommodate repairs to an underground discharge pipe in September 2001. This event began when a weld break developed in the pond's pipe which allows the release of water to the permitted outfall. It was determined to allow water to be released through the valve into the permitted discharge to avoid erosion of a levy, to permit monitoring and sampling of Discharged Water, and to direct the discharge to the permitted outfall. No adverse environmental conditions were noted at the discharge, however, the sustained discharge was out of compliance with the mass effluent limits contained in the permit. EDC's environmental compliance manager determined that proper procedure would be to notify ADEQ in the month end report. The ADEQ disagreed and took the position that they should have been notified immediately. The Chemical Business and the ADEQ have agreed to a Consent Administrative Order to settle any civil penalty claims relating to this discharge event whereby the Chemical Business paid a $50,000 civil penalty to the ADEQ and will spend another $50,000 on supplemental environmental projects.

EDC and two EDC employees received letters dated April 4, 2002, from the United States Attorney's office in Fort Smith, Arkansas indicating that a criminal charge could be brought against EDC and the two employees as a result of the draining of the equalization pond. The letter further requests that the recipients, through counsel, contact the Assistant United States Attorney ("AUSA"). EDC has retained counsel and has arranged for counsel for the two employees. In discussions between such counsel and the AUSA, the AUSA expressed satisfaction that EDC and the employees responded promptly to the letters, indicated that he had not formed an opinion as to any criminal culpability, and indicated that he desired a communication with EDC to ensure that EDC was adequately addressing its environmental obligations. In further discussions with the AUSA, the AUSA suggested that the Company and the individuals settle any claims by pleading to a criminal violation in connection with Discharge Water permit violations resulting from the release of Discharge Water from the large equalization pond. EDC is engaging in discussions with the AUSA in an attempt to resolve any concerns of the AUSA.
Other

As discussed in Note 8 of Notes to Condensed Consolidated Financial Statements, we have other contingencies that could impact our liquidity in the event that we are unsuccessful in defending against the claimants. Although we do not anticipate that these claims will result in substantial adverse impacts on our liquidity, it is not possible to determine the outcome. The preceding sentence is a forward looking statement that involves a number of risks and uncertainties that could cause actual results to differ materially. See Special Note Regarding Forward-Looking Statements.

Quantitative and Qualitative Disclosure about Market Risk

General

 Our results of operations and operating cash flows are impacted by changes in market interest rates and changes in market prices of anhydrous ammonia and natural gas. Our Chemical Business buys substantial quantities of anhydrous ammonia and natural gas as feed stock for use in manufacturing processes generally at spot market prices, except as indicated below.

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

As of June 30, 2002, our variable rate and fixed rate debt, which aggregated $124.6 million, exceeded the debt's fair market value by approximately $29 million ($34.1 million at December 31, 2001). The fair value of the Senior

Unsecured Notes of one of our subsidiaries was determined based on a market quotation for such securities.

Natural Gas Contracts

A subsidiary of ClimaChem, Inc., El Dorado Chemical Company ("EDC"), entered into fixed-price contracts during the six months ended June 30, 2002 to protect future production costs against price fluctuations from natural gas, which is a primary raw material in the production of chemical products at the chemical plant in Cherokee, Alabama. These contracts consist of physical delivery contracts that lock-in the price of natural gas. These fixed-price contracts are cancelable however, the difference between the market price and the contract index price at the date of cancellation would result in a realized gain or loss. At June 30, 2002, EDC had purchase commitments on fixed-price natural gas contracts covering a total volume of 1,065,000 MMBtu's extending through December 2002 at a weighted average fixed price of $3.48 per MMBTu. These contracts result in the physical purchase of natural gas and are accordingly accounted for as normal purchase contracts. The table presents the volumes in MMBtu's, the weighted-average contract prices, and the total dollar contract amount through maturity of December 31, 2002. Amounts below are in thousands except price per MMBtu.

Contract Volumes (MMBtu's)	1,065
Weighted-average Price (per MMBtu)	$3.48
Contract Amount	$3,709

SPECIAL NOTE REGARDING
FORWARD-LOOKING STATEMENTS

Certain statements contained within this report may be deemed "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements in this report other than statements of historical fact are Forward-Looking Statements that are subject to known and unknown risks, uncertainties and other factors which could cause actual results and performance of the Company to differ materially from such statements. The words "believe", "expect", "anticipate", "intend", "will", and similar expressions identify Forward-Looking Statements. Forward-Looking Statements contained herein relate to, among other things, availability of net operating loss carryovers,
amount to be spent relating to compliance with federal, state and local environmental laws at the El Dorado Facility, the permit governing the discharge water will be corrected to comply with legal guidelines that the El Dorado Facility will be able to meet,
El Dorado Chemical Company or its employees have criminal exposure in the equalization pond matter, the anticipated consent order for Slurry will not have a material adverse effect on the Company, liquidity and availability of funds,
anticipated financial performance,
adequate cash flows to meet our presently anticipated working capital requirements, adequate resources to meet our obligations as they come due, ability to make planned capital improvements,
ability to obtain financing for discharge water disposal project, management does not anticipate that these contingent claims will result in substantial adverse impact on our liquidity, there will be a relatively stable business environment for the Climate Control Business for the remainder of 2002, the Climate Control Business is expected to have positive results for the remainder of 2002, the revocation of Slurry's explosives manufacturing license will not have a material adverse effect on our cash flow, ability of a subsidiary to obtain an explosive manufacturing license to replace Slurry's revoked license, ability of a subsidiary to be successful once the manufacturing license is received, ability to realize substantially all of Slurry's assets,
the manufacturing of high-explosive products will not begin until September 2002.
inability to pay dividends for the foreseeable future and

maintain compliance with the covenants of our financing agreement and working capital revolving credit facilities, successfully execute management's plan for the remainder of 2002 and meet our obligations as they come due.

While we believe the expectations reflected in such Forward-Looking Statements are reasonable, we can give no assurance such expectations will prove to have been correct. There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to, decline in general economic conditions, both domestic and foreign, material reduction in revenues,
material increase in interest rates,
ability to collect in a timely manner a material amount of receivables, increased competitive pressures,
changes in federal, state and local laws and regulations, especially environmental regulations, or in interpretation of such, pending, additional releases (particularly air emissions) into the environment, material increases in equipment, maintenance, operating or labor costs not presently anticipated, the requirement to use internally generated funds for purposes not presently anticipated, the cost for the purchase of anhydrous ammonia and natural gas, changes in competition,
the loss of any significant customer,
changes in operating strategy or development plans,
inability to fund the working capital and expansion of our businesses, adverse results in any of our pending litigation,
inability to have the permit governing the discharge water discharge corrected to comply with legal guidelines that the El Dorado Facility will be able to meet, inability to obtain a manufacturing license to manufacture explosive products at the facility located at Hallowell, Kansas in the near term, inability to obtain necessary raw materials and
other factors described in "Management's Discussion and Analysis of Financial Condition and Results of Operation" contained in this report.

Given these uncertainties, all parties are cautioned not to place undue reliance on such Forward-looking Statements. We disclaim any obligation to update any such factors or to publicly announce the results of any revisions to any of the Forward-Looking Statements contained herein to reflect future events or developments.

Independent Accountants' Review Report

The Board of Directors
LSB Industries, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of LSB Industries, Inc. as of June 30, 2002, and the related condensed consolidated statements of operations for the six-month and three-month periods ended June 30, 2002 and 2001 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

                                                                                        ERNST & YOUNG LLP

Oklahoma City, Oklahoma
August 12, 2002

PART II
OTHER INFORMATION

Item 1. Legal Proceedings
There are no material legal proceedings pending against the Company and/or its subsidiaries not previously reported in Item 3 of the Company's 10-K for the year ended December 31, 2001, or Item 1 of Part II of the Company's 10-Q for the quarter ended March 31, 2002, except as follows:

The Chemical Business' El Dorado, Arkansas facility (the "El Dorado Facility") generates process water discharge consisting of cooling tower and boiler blowdowns, contact storm water (rainfall inside the plant area which picks up contaminants), and miscellaneous spills and leaks from process equipment. This process water has historically been collected and transported to a small pond for pH adjustment and then to a large pond for biological oxidation. Primary contaminants are ammonia, nitrate and sulfate.

The process water discharge and storm water run off ("Discharge Water") are governed by a State permit renewed every five (5) years. The current permit expired in 1995, and the State was preparing to issue the facility a new permit in early 1997, which included much more stringent limits which the current treatment system could not meet. Negotiations were held with the Director of the State agency in March, 1997, and he agreed to a formal Consent Administrative Order ("CAO") in September, 1998, which CAO contained certain deadlines for the completion of activities at the El Dorado Chemical Company ("EDC") plant site pending issuance of a new permit. The Arkansas Department of Environmental Quality ("ADEQ") did not timely issue the permit and agreed to extend the CAO deadlines. In June 2002 a formal amendment to the CAO, executed by ADEQ and EDC, became effective, which extended the compliance date until three (3) years after the effective date of the renewal permit. The renewal permit has now been issued by the ADEQ, and it includes new, more restrictive permit limits which, based on current information, EDC does not believe it would be able to comply with. However, counsel has advised us that he does not believe that the permit as issued applies, or correctly applies, the applicable effluent guidelines for fertilizer facilities, resulting in permit effluent restrictions which are far more restrictive than required by the guidelines and which would not be feasible for EDC to achieve. EDC also believes that the permit, as issued, contains other material obligations which would not be feasible for EDC to implement. EDC has appealed the permit to the Arkansas Pollution Control & Ecology Commission ("Commission") and the permit will not become effective until the appeal to the Commission is resolved. EDC and ADEQ have agreed to suspend the appeal proceedings temporarily and to attempt to negotiate mutually acceptable revisions to the permit. At the request of EDC, ADEQ has assigned a more experienced engineer to the project to facilitate the negotiations. We believe that it is probable that during these negotiations the permit will be revised to provide EDC certain credits for storm water. At this time it is not possible to predict how much credit would be appropriate, or what type of treatment will be required to comply with the permit limits that would be established with these credits. Based on estimates and calculations made by EDC's engineering consultant, if we are able to negotiate limits to the final permit based on the volume of credits the engineers have calculated as appropriate, we believe that the revised permit will require additional expenditures, estimated to be approximately $3.6 million, which will be expended over a period of three to four years. If EDC is unable to obtain appropriate modifications to the permit, either through negotiations, appeal to the Commission, or through court proceedings, based on our current liquidity and information currently available to us, we do not believe that EDC will be able to comply with the terms of the permit or have the necessary liquidity to make all of the capital improvements required to comply with the permit's terms. An inability to obtain satisfactory modifications to the permit could result in EDC having either to substantially reduce the operations of the El Dorado Facility or to sell the El Dorado Facility, either of which could have a material adverse effect on its financial condition and may result in the recognition of impairment of certain long-lived assets and may result in an event of default in other material contracts.

In February 2002, Slurry Explosive Corporation ("Slurry") received a proposed consent administrative order ("Slurry Consent Order") from the Kansas Department of Health and Environment ("KDHE"), regarding Slurry's Hallowell, Kansas manufacturing facility ("Hallowell Facility"). The proposed Slurry Consent Order states that there exists soil and groundwater contamination, and there exists surface water contamination in the strip pit adjacent to the Hallowell Facility. There are no known users of the groundwater in the area. The adjacent strip pit is used for fishing. The Slurry Consent Order also provides that Slurry has not verified the presence of such contaminants. The Slurry Consent Order was subsequently signed and become effective on April 22, 2002. Under the terms of the Slurry Consent Order, Slurry will be required a) to submit an environmental assessment work plan to the KDHE for review and approval, b) to agree with the KDHE as to any required corrective actions to be performed at the Hallowell Facility, and c) to provide reports to the KDHE, all of the preceding in accordance with the time frames and formats required in the Slurry Consent Order. The draft work plan was submitted to the KDHE on June 20, 2002 and is currently under review. Slurry has also received a verbal request by the KDHE to accelerate the investigation of the strip pit due to its public access. We believe, although there can be no assurance, that compliance by Slurry with the anticipated Slurry Consent Order would not have a material adverse effect on the Company.

On August 7, 2002 the KDHE took samples of surface water and soil samples at the underwater laboratory site in Hallowell, Kansas of Universal Tech Corporation ("UTeC") a subsidiary of the Company. The KDHE has indicated that it will test the samples for nitrates and perchlorates. UTeC is not aware of the existence of any such contamination.

From March 2001 through January 2002, the Chemical Business experienced eleven alleged air emissions violations. One of the alleged violations involved a malfunctioning continuous air emissions monitor, one of the alleged violations was based on a typographical error, six of the alleged violations involved air emissions point source tests that were allegedly performed in a manner not in compliance with testing procedures, two of the alleged violations involved tests that failed to meet emissions criteria, and one of the alleged violations involved the simultaneous operation of two boilers which is not permitted under the air permit. The Chemical Business and the ADEQ have been in negotiations regarding applicable penalties for certain of these violations. On March 5, 2002, the Chemical Business received a letter from the ADEQ outlining the above alleged violations which, based on past experience, is a preliminary step to proposing a Consent Administrative Order. On July 24, 2002, the Chemical Business received a proposed Consent Administrative Order with the ADEQ to resolve the above alleged violations. That CAO provides for a civil penalty of $10,000 and orders the Chemical Business to establish a system to monitor air quality at the perimeter of the El Dorado, Arkansas plant facility and to submit revised testing protocols for demonstrating compliance at the various emission sources.

Item 2. Changes in Securities

On May 24, 2002, our wholly owned subsidiary, ClimaChem, repurchased $52.3 million face value aggregate principal amount of its Senior Unsecured Notes. The purchase price per $1,000 of aggregate principal amount of Senior Unsecured Notes was approximately $629, resulting in an aggregate purchase price of approximately $32.9 million. As a result of the repurchase, the balance of the aggregate principal amount of the Senior Unsecured Notes outstanding and in the hands of unrelated third parties is approximately $18.3 million.

In order to fund the repurchase of the Senior Unsecured Notes, ClimaChem entered into a Financing Agreement with certain lenders (the "Lenders"). Each Lender is an affiliate of the other Lenders. Pursuant to the terms of the Financing Agreement, the Lenders loaned $35 million to ClimaChem (collectively, the "Loans"). The Loans mature on June 30, 2005, and bears interest at an annual rate equal to 10 1/2% per annum, payable quarterly, and an additional interest rate of 5 1/2% which is payable upon maturity or prepayment.

The proceeds of the Loans were used to fund the repurchase of the Senior Unsecured Notes by ClimaChem from the Lenders and certain affiliates of the Lenders, to pay the closing costs, fees and expenses incurred in connection with the Loans of approximately $3.1 million and to fund a cash collateral account of approximately $1.8 million which will be available to ClimaChem at the earlier of (i) the date the Loans are paid in full or (ii) November 23, 2003 so long as no default or event of default is then continuing. Therefore the $1.8 million is classified as a noncurrent asset and is included in other assets at June 30, 2002. In connection with the closing of the Loans, the Lenders entered into an Intercreditor Agreement with ClimaChem's working Capital Revolver Loan lender. The Lenders and affiliates of the Lenders owned the Senior Unsecured Notes which were repurchased by ClimaChem.

The Financing Agreement requires ClimaChem to maintain quarterly earnings EBITDA for ClimaChem and its Climate Control Business on a trailing twelve-month basis, of $17 million and $10 million respectively, measured as of June 30, 2002, $18 million and $10 million, respectively, measured as of September 30, 2002, $16 million and $10 million, respectively, measured as of December 31, 2002. For fiscal quarters ending after December 31, 2002, the EBITDA requirement shall be determined based on ClimaChem's forecasted financial statements, if agreed upon by the Lenders. If an agreement on the EBITDA requirement can not be reached, the EBITDA requirement shall not be less than $19 million. For fiscal quarters ending after June 30, 2002 through March 31, 2003, if ClimaChem fails to maintain EBITDA on a trailing twelve-month basis of at least $15 million (a "Trigger Event"), then within 180 days of the end of such fiscal quarter, ClimaChem shall pay the Lenders an amount equal to 33.3% of then outstanding principal of the Loans plus related accrued interest. However, if ClimaChem maintains the required EBITDA on a trailing twelve-month basis as of the end of each of the two fiscal quarters immediately following the Trigger Event, then within 210 days of such Trigger Event, ClimaChem shall pay the Lenders an amount equal to 10% of then outstanding principal of the Loans plus related accrued interest. For trailing twelve month periods ending after March 31, 2003 if ClimaChem's EBITDA is less than $17 million, the Trigger Event as discussed above will be effective. The Financing Agreement also requires ClimaChem to achieve an annual fixed charge coverage ratio of at least 1 to 1 and limits capital expenditures to $11.1 million measured quarterly on a trailing twelve-month basis. The Financing Agreement also contains covenants that, among other things, limit ClimaChem's ability to: (i) incur additional indebtedness, (ii) incur liens, (iii) provide certain guarantees (iv) engage in mergers, consolidations or other forms of recapitalization and (v) dispose of assets. The Lenders may, upon an event of default as defined, terminate the Financing Agreement and make the balance outstanding due and payable in full. The Financing Agreement includes a prepayment fee equal to 2% of the principal amount paid should ClimaChem elect to prepay any principal amount prior to May 24, 2003. This fee is reduced to 1% during the second twelve-month period and to .5% during the third twelve-month period.

The Loans are secured by (a) a first lien on (i) certain real property and equipment located at the El Dorado, Arkansas manufacturing facility (excluding the DSN Plant and other exceptions) (the "EDC Plant") (ii) certain real property and equipment located at the Cherokee, Alabama manufacturing facility (the "Cherokee Plant") owned by a subsidiary of the Company that is not a subsidiary of ClimaChem, (iii) certain real property and equipment located at the Hallowell, Kansas facility, (iv) all of the outstanding shares of common stock in Universal Tech Corporation, (v) a cash collateral account, and (b) a second lien on the assets upon which ClimaChem's working capital revolver lender has a first lien. The Loans are guaranteed by the Company and certain subsidiaries of ClimaChem.

In connection with the completion of the Financing Agreement, ClimaChem and our subsidiaries which are guarantors of ClimaChem's Working Capital Revolver Loan entered into an amendment to the Working Capital Revolver Loan pursuant to which we and certain of ClimaChem's subsidiaries pledged additional collateral to secure ClimaChem's obligations under the Working Capital Revolver Loan. The additional collateral consisted of a second mortgage on the assets to which the Lenders were granted a first lien. Also, the Working Capital Revolver Loan, as amended, contains the same EBITDA requirements as the Financing Agreement as previously discussed, except the Working Capital Revolver Loan does not include the Trigger Event feature.

Prior to the repurchase of the Senior Unsecured Notes as provided above, ClimaChem and the trustee under the Indenture (as defined below), with the consent of the holders of more than 66 2/3% of the aggregate principal amount of the outstanding Senior Unsecured Notes (the "Holders"), entered into a Fifth Supplemental Indenture, dated May 24, 2002 (the "Supplement"), to the Indenture dated November 27, 1997, as amended (the "Indenture"), which governs ClimaChem's Senior Unsecured Notes. The Supplement amends the Indenture by, among other things, (a) deleting most of the restrictive convenants, (b) deleting the requirements upon a change of control of ClimaChem or sale of all or substantially all of the assets of ClimaChem, (c) specifying ClimaChem's subsidiaries which are guarantors of the Senior Unsecured Notes and deleting the requirement that certain future subsidiaries of ClimaChem be guarantors, (d) deleting certain events from the definition of "Event of Default," and (e) providing for conforming changes to the Indenture and the promissory note executed by ClimaChem pursuant to the terms of the Indenture.

As required by the Lenders, as a condition precedent to the completion of the Loans and the transactions contemplated by the Financing Agreement, ClimaChem granted to the Lenders warrants to purchase an aggregate 595,585 shares of our common stock subject to certain anti-dilution adjustments. The exercise price of the warrants is $0.10 per share and contains a provision for cashless exercise. The warrants have a 10-year exercise period beginning on May 24, 2002. The warrants provide for certain demand registration rights and piggyback registration rights.

Item 3. Defaults upon Senior Securities

(b) Our Board of Directors did not declare and pay the June 15, 2002 dividends on our outstanding $3.25 Convertible Exchangeable Class C Preferred Stock, Series 2 ("Series 2 Preferred). Accrued and unpaid dividends on the Series 2 Preferred are cumulative. The amount of the total arrearage of unpaid dividends on the outstanding Series 2 Preferred is approximately $6.1 million as of the date of this report. In addition, we have decided not to recommend our Board of Directors approve the September 15, 2002 dividend payment on our outstanding Series 2 Preferred. If the September 15 dividend on the Series 2 Preferred is not paid, the amount of the total arrearage of unpaid dividends payable on the outstanding Series 2 Preferred will be approximately $6.6 million and we have exceeded and will continue to exceed six quarters without paying the quarterly dividend on the Series 2 Preferred.

The terms of the $3.25 Convertible Exchangeable Class C Preferred Stock, Series 2 ("Series 2 Preferred") provide that whenever dividends on the Series 2 Preferred are in arrears and unpaid in an amount equal to at least six quarterly dividends: (i) the number of members of our Board of Directors shall be increased by two effective as of the time of election of such directors; (ii) we shall, upon the written request of the record holder of 10% of the shares of Series 2 Preferred, call a special meeting of the Preferred Stockholders for the purpose of electing such two additional directors; (iii) the Preferred Stockholders have the exclusive right to vote for and elect such two additional directors; and (iv) the Preferred Stockholders right to elect two additional directors will terminate when all cumulative and unpaid dividends on the Series 2 Preferred have been declared and set apart for payment. At the request of Jayhawk Capital Management, L.L.C. ("Jayhawk"), a special meeting of the holders of the Series 2 Preferred was called on February 26, 2002 for the purpose of electing the two additional directors to our Board of Directors. The special meeting was held on March 11, 2002. Jayhawk owns beneficially and of record 324,850 shares of the Series 2 Preferred, representing approximately 52.1% of the issued and outstanding Series 2 Preferred (excluding shares of the Series 2 Preferred owned by us and our subsidiaries).

The holders of the Series 2 Preferred have elected two new members of our Board of Directors, Dr. Allen Ford and Mr. Grant Donovan, as permitted pursuant to the terms of the Series 2 Preferred. The election of Dr. Ford and Mr. Donovan increased the number of directors from 10 to 12.

Also our Board of Directors did not declare and pay the January 1 regular dividend on our Series B 12% Convertible, Cumulative Preferred Stock ("Series B") since 1999. Dividends in arrears at June 30, 2002, related to the Series B amounted to approximately $.6 million.

Item 4. Submission of Matters to a Vote of Security Holders

 At the Company's 2002 Annual Meeting of Shareholders held on July 25, 2002, the following nominees to the Board of Directors were elected as directors of the Company:

Name	Number of Shares "For"	Number of Shares "Against" and to "Withhold Authority"	Number of Abstentions and Broker Non-Votes
Raymond B. Ackerman	11,970,414	162,481	-
Bernard G. Ille	11,970,414	162,481	-
Donald W. Munson	11,970,414	162,481	-
Tony M. Shelby	11,968,130	164,765	-

Messrs. Ackerman, Ille, Munson and Shelby had been serving on the Board of Directors at the time of the Annual Meeting and were reelected for a term of three (3) years. The following are the directors whose terms of office continued after such Annual Meeting: Robert C. Brown, M.D., Charles A. Burtch, Barry H. Golsen, Jack E. Golsen, David R. Goss, Horace G. Rhodes, Dr. Allen Ford and Grant Donovan.

 At the Annual Meeting, Ernst & Young, LLP, Certified Public Accountants, was appointed as independent auditors of the Company for 2002, as follows:
Number of Shares "For"	Number of Shares "Against" and to "Withhold Authority"	Number of Abstentions and Broker Non- Votes
12,126,500	5,500	895

Item 5. Other Information

 Not applicable

Item 6. Exhibits and Reports on Form 8-K

  Exhibits The Company has included the following exhibits in this report:

4.1  Second Amendment to Loan and Security Agreement, dated May 24, 2002, by and among the Company, LSB, certain subsidiaries of the Company, Foothill Capital Corporation ("Foothill") and Congress Financial Corporation (Southwest), which the Company hereby incorporates by reference from Exhibit 4.1 to the Company's Form 8-K, dated May 24, 2002. Omitted are exhibits and schedules attached thereto. The Agreement contains a list of such exhibits and schedules, which the Company agrees to file with the Commission supplementally upon the Commission's request.

 4.2  Securities Purchase Agreement, dated May 24, 2002 ("Agreement"), which the Company hereby incorporates by reference from Exhibit 4.2 to the Company's Form 8-K, dated May 24, 2002. Omitted are exhibits and schedules attached thereto. The Agreement contains a list of such exhibits and schedules, which the Company agrees to file with the Commission supplementally upon the Commission's request.

4.3  Fifth Supplemental Indenture, dated May 24, 2002, among the Company, the Guarantors, and Bank One, N.A, which the Company hereby incorporates by reference from Exhibit 4.3 to the Company's Form 8-K, dated May 24, 2002.

4.4  Promissory Note, dated May 24, 2002, granted by the Company in favor of one of the Lenders in the original principal amount of $7,786,927, which the Company hereby incorporates by reference from Exhibit 4.4 to the Company's Form 8-K, dated May 24, 2002. Substantially similar Promissory Notes, dated May 24, 2002, were granted by the Company to each of the other Lenders in the original principal amount indicated: (a) a Promissory Note granted in favor of one Lender in the original principal amount of $3,478,410, (b) two Promissory Notes granted in favor of a Lender in the original aggregate principal amount of $20,000,000, (c) a Promissory Note granted in favor of a Lender in the original principal amount of $3,734,663. Copies of these Promissory Notes will be provided to the Commission upon request.

4.5  Letter, dated July 10, 2002, to document certain items not reflected in the Securities Purchase Agreement.

10.1 Warrant, dated May 24, 2002, granted by the Company to a Lender for the right to purchase up to 132,508 shares of the Company's common stock at an exercise price of $0.10 per share, which the Company hereby incorporates by reference from Exhibit 99.1 to the Company's Form 8-K, dated May 24, 2002. Four substantially similar Warrants, dated May 24, 2002, for the purchase of an aggregate additional 463,077 shares at an exercise price of $0.10 were issued. Copies of these Warrants will be provided to the Commission upon request.

 10.2 Intercreditor Agreement, which the Company hereby incorporates by reference from Exhibit 99.2 to the Company's Form 8-K, dated May 24, 2002.

15.1 Letter Re: Unaudited Interim Financial Information.

99.1 Certification of Jack E. Golsen, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.

99.2 Certification of Tony M. Shelby, Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(B)  Reports of Form 8-K The Company filed the following reports on Form 8-K during the quarter ended June 30, 2002:

a)  Form 8-K, dated May 24, 2002. The item reported was Item 5, "Other Events and Regulation FD Disclosure", discussing our wholly owned subsidiary, ClimaChem, Inc.'s repurchase of $52.3 million aggregate principal amount of its Senior Unsecured Notes and the financing arrangement with certain lenders to fund the repurchase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly authorized, to sign this report on its behalf on this 14th day of August 2002.
LSB INDUSTRIES, INC.

By: /s/ Tony M. Shelby_____________
Tony M. Shelby,
Senior Vice President of Finance
(Principal Financial Officer)

By: /s/ Jim D. Jones_______________
Jim D. Jones
Vice President, Controller and
Treasurer (Principal Accounting Officer)