Form 10-Q
period 2002-09-30
LSB INDUSTRIES INC
filed 2002-11-19
CIK 60714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
[ X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly period ended September 30, 2002
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  X     NO___

The number of shares outstanding of the Registrant's voting Common Stock, as of October 31, 2002 was 11,963,488 shares, excluding 3,272,426 shares held as treasury stock.

PART I

FINANCIAL INFORMATION

Company or group of companies for which report is filed: LSB Industries, Inc. and all of its subsidiaries.

The accompanying condensed consolidated balance sheet of LSB Industries, Inc. at September 30, 2002, the condensed consolidated statements of operations for the nine-month and three-month periods ended September 30, 2002 and 2001 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2002 and 2001 have been subjected to a review, in accordance with standards established by the American Institute of Certified Public Accountants by Ernst & Young LLP, independent auditors, whose report with respect thereto appears elsewhere in this Form 10-Q. The financial statements mentioned above are unaudited and reflect all adjustments, consisting only of adjustments of a normal recurring nature, except for the cumulative effect of accounting change recognized in the first quarter of 2002, the benefit from termination of firm purchase commitments recognized in the second quarter of 2001 and the gain recognized on the extinguishment of certain Senior Unsecured Notes in the third quarter of 2001 as discussed in Notes 8, 10 and 12, to the Condensed Consolidated Financial Statements which are, in the opinion of management, necessary for a fair presentation of the interim periods. The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet at December 31, 2001 was derived from audited financial statements as of that date. Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 for an expanded discussion of the Company's financial disclosures and accounting policies.

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Information at September 30, 2002 is unaudited)
(Dollars in thousands)

Item 1.

ASSETS	September 30, 2002	December 31, 2001
Current assets:
Cash and cash equivalents	$687	$628
Restricted cash	-	350
Trade accounts and notes receivable, net	39,994	43,388
Inventories:
Finished goods	12,887	18,175
Work in process	1,886	2,613
Raw materials	9,874	10,279
Total inventories	24,647	31,067
Supplies and prepaid items	7,582	7,050
Total current assets	72,910	82,483
Property, plant and equipment, net	79,954	76,679
Other assets, net	16,149	19,823
	$169,013	$178,985

(Continued on following page)

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Information at September 30, 2002 is unaudited)
(Dollars in thousands)
LIABILITIES AND STOCKHOLDERS' DEFICIT	September 30, 2002	December 31, 2001
Current liabilities:
Accounts and drafts payable	$25,984	$25,010
Accrued liabilities	15,318	16,326
Current portion of long-term debt (Note 8)	43,116	43,696
Total current liabilities	84,418	85,032
Long-term debt (Note 8)	80,714	88,015
Other non-current liabilities:
Negative goodwill	-	860
Other	7,094	6,917
	7,094	7,777
Commitments and contingencies (Note 7)	-	-
Redeemable, noncumulative, convertible preferred stock, $100 par value; 1,171 shares issued and outstanding (1,295 in 2001)	111	123
Stockholders' deficit:
Series B 12% cumulative, convertible preferred stock, $100 par value; 20,000 shares issued and outstanding; aggregate liquidation preference of $2,660,000 ($2,480,000 in 2001)	2,000	2,000
Series 2 $3.25 convertible, exchangeable Class C preferred stock, $50 stated value; 628,550 shares issued; aggregate liquidation preference of $38,014,000 ($36,494,000 in 2001)	31,427	31,427
Series D 6% cumulative, convertible Class C preferred stock, no par value; 1,000,000 shares issued	1,000	1,000
Common stock, $.10 per value; 75,000,000 shares authorized, 15,235,734 shares issued (15,205,989 in 2001)	1,524	1,521
Capital in excess of par value	54,455	52,430
Accumulated other comprehensive loss	(1,932)	(2,149)
Accumulated deficit	(75,530)	(71,923)
	12,944	14,306
Less treasury stock at cost:
Series 2 Preferred, 5,000 shares	200	200
Common stock, 3,272,426 shares	16,068	16,068
Total stockholders' deficit	(3,324)	(1,962)
	$169,013	$178,985

(See accompanying notes)

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
Nine Months Ended September 30, 2002 and 2001
(Dollars in thousands, except per share amounts)
2002	2001
Net sales	$225,574	$261,428
Cost of sales	188,511	217,376
Gross profit	37,063	44,052
Selling, general and administrative expenses	35,878	36,798
Operating income	1,185	7,254
Other income (expense):
Other income	1,593	1,157
Gains on sales of property and equipment (Note 9)	37	3,939
Gain on extinguishment of debt (Note 8)	-	2,631
Benefit from termination of firm purchase commitments (Note 10)	290	2,338
Interest expense (Note 8)	(6,793)	(11,010)
Other expense	(757)	(1,185)
Income (loss) before provision for income taxes and cumulative effect of accounting change	(4,445)	5,124
Provision for income taxes	22	251
Income (loss) before cumulative effect of accounting change	(4,467)	4,873
Cumulative effect of accounting change (Note 12)	860	-
Net income (loss)	$(3,607)	$4,873

Net income (loss) applicable to common stock (Note 3)	$(5,307)	$3,173

Weighted average common shares (Note 3):
Basic	11,943,856	11,906,249

Diluted	11,943,856	12,329,937

Income (loss) per common share (Note 3):
Basic:
Income (loss) before cumulative effect of accounting change	$(.51)	$.27
Cumulative effect of accounting change	.07	-
Net income (loss) applicable to common stock	$(.44)	$.27

Diluted:
Income (loss) before cumulative effect of accounting change	$(.51)	$.26
Cumulative effect of accounting change	.07	-
Net income (loss) applicable to common stock	$(.44)	$.26

(See accompanying notes)

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
Three Months Ended September 30, 2002 and 2001
(Dollars in thousands, except per share amounts)
2002	2001
Net sales	$71,264	$76,841
Cost of sales	60,453	66,351
Gross profit	10,811	10,490
Selling, general and administrative expenses	12,053	12,400
Operating loss	(1,242)	(1,910)
Other income (expense):
Other income	285	265
Gains (losses) on sales of property and equipment (Note 9)	(84)	3,555
Gain on extinguishment of debt (Note 8)	-	2,601
Interest expense (Note 8)	(1,551)	(3,476)
Other expense	(96)	(302)
Income (loss) before provision for income taxes	(2,688)	733
Provision for income taxes	22	-
Net income (loss)	$(2,710)	$733

Net income (loss) applicable to common stock (Note 3)	$(3,277)	$166

Weighted average common shares (Note 3):
Basic	11,956,844	11,928,610

Diluted	11,956,844	12,446,835

Income (loss) per common share (Note 3):
Basic:
Net income (loss) applicable to common stock	$(.27)	$.01

Diluted:
Net income (loss) applicable to common stock	$(.27)	$.01

(See accompanying notes)

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
Nine Months Ended September 30, 2002 and 2001
(Dollars in thousands)
2002	2001
Cash flows from operating activities
Net income (loss)	$(3,607)	$4,873
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cumulative effect of accounting change	(860)	-
Gain on restructuring of debt	(99)	-
Gain on extinguishment of debt	-	(2,631)
Gains on sales of property and equipment	(37)	(3,939)
Depreciation of property, plant and equipment	7,203	7,337
Amortization	957	533
Provision for (recovery and reversal of) losses on receivables and inventories	1,395	(107)
Provision for inventory write-downs	321	-
Realization and reversal of losses on firm sales and purchase commitments	-	(7,160)
Cash provided (used) by changes in assets and liabilities:
Trade accounts receivable	4,569	(351)
Inventories	4,997	(1,124)
Supplies and prepaid items	(473)	154
Accounts payable	783	(1,013)
Accrued and other non-current liabilities	2,037	2,612
Net cash provided by (used in) operating activities	17,186	(816)
Cash flows from investing activities:
Capital expenditures	(9,820)	(5,685)
Proceeds from sales of property and equipment	197	4,730
Change in restricted cash held in escrow	350	(1,117)
Change in noncurrent restricted cash held in escrow	(1,838)	-
Other assets	1,174	(618)
Net cash used in investing activities	(9,937)	(2,690)
Cash flows from financing activities:
Payments on long-term and other debt	(5,798)	(6,005)
Long-term and other borrowings	2,550	3,891
Proceeds from Senior Secured Notes, net of fees	32,155	-
Acquisition of 10 3/4% Senior Notes	(30,065)	(2,066)
Net change in revolving debt facilities	(5,974)	6,607
Net change in drafts payable	(91)	(182)
Net proceeds from issuance of common stock	33	30
Net cash provided by (used in) financing activities	(7,190)	2,275
Net increase (decrease) in cash and cash equivalents	59	(1,231)
Cash and cash equivalents at beginning of period	628	3,063
Cash and cash equivalents at end of period	$687	$1,832

(See accompanying notes)

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30,2002 and 2001

Note 1: Basis of Presentation The accompanying Condensed Consolidated Financial Statements include the accounts of LSB Industries, Inc. (the "Company", "We", "Us" or "Our") and its subsidiaries. We are a diversified holding company which is engaged, through our subsidiaries, in the manufacture and sale of chemical products (the "Chemical Business") and the manufacture and sale of a broad range of air handling and heat pump products (the "Climate Control Business"). See Note 5 - Segment Information. All material intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to the Condensed Consolidated Financial Statements for 2001 to conform to the Condensed Consolidated Financial Statements presentation for 2002. See Note 12 - Recently Issued Pronouncements.

Note 2: Income Taxes At December 31, 2001, we had regular-tax net operating loss ("NOL") carryforwards of $66 million ($38 million alternative minimum tax NOLs). There was approximately $.3 million of income tax expense for the nine-month period of 2001 associated with operations representing current state income taxes and federal alternative minimum income taxes (minimal in 2002). As discussed in Note 8, ClimaChem, Inc. ("ClimaChem"), a wholly owned subsidiary of the Company, repurchased $52.3 million face value of its outstanding Senior Unsecured Notes for a cost substantially below its carrying value of the Unsecured Senior Notes repurchased. The implied gain associated with the repurchase has not been recognized in the accompanying Condensed Consolidated Financial Statements at September 30, 2002, however, the transaction resulted in a taxable gain of approximately $28.8 million for federal and state income tax reporting which gain will be offset by the above NOL carryforwards.

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

For the nine months ended September 30, 2002, our Board of Directors did not declare and we did not pay the regular quarterly dividends of $.8125 on our Series 2 $3.25 Convertible Class C preferred stock. Dividends in arrears at September 30, 2002, amounted to approximately $6.6 million. In addition, our Board of Directors did not declare and we did not pay the January 1, 2002 regular dividend on our Series B 12% Convertible, Cumulative Preferred Stock. Dividends in arrears at September 30, 2002, related to our Series B 12% Convertible, Cumulative Preferred Stock, amounted to $.7 million.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30,2002 and 2001

The following table sets forth the computation of basic and diluted income (loss) per share:

(Dollars in thousands, except per share amounts)
Nine Months Ended September 30,	Three Months Ended September 30,
2002	2001	2002	2001
Numerator:
Net income (loss)	$(3,607)	$4,873	$(2,710)	$733
Preferred stock dividend requirements	(1,700)	(1,700)	(567)	(567)
Numerator for 2002 and 2001 basic and diluted earnings (loss) per share - net income (loss) applicable to common stock	$(5,307)	$3,173	$(3,277)	$166

Denominator:
Denominator for basic earnings (loss) per share - weighted-average shares	11,943,856	11,906,249	11,956,844	11,928,610
Effect of dilutive securities:
Employee stock options	-	362,935	-	459,985
Convertible preferred stock	-	56,753	-	54,240
Convertible note payable	-	4,000	-	4,000
Dilutive potential common shares	-	423,688	-	518,225
Denominator for diluted earnings (loss) per share - adjusted weighted-average shares and assumed conversions	11,943,856	12,329,937	11,956,844	12,446,835

Basic earnings (loss) per share	$(.44)	$.27	$(.27)	$.01

Diluted earnings (loss) per share	$(.44)	$.26	$(.27)	$.01

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30,2002 and 2001

Note 4: Stockholders' Deficit
The table below provides detail (in thousands) of activity in the stockholders' deficit accounts for the nine months ended September 30, 2002:

Common Stock Shares	Non-Redeemable Preferred Stock	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock-Preferred	Treasury Stock-Common	Total
Balance at December 31,2001		15,206	$34,427	$1,521	$52,430	$(2,149)	$(71,923)	$(200)	$(16,068)	$(1,962)

Net loss							(3,607)			(3,607)
Reclassification to operations						217				217
Total comprehensive loss										(3,390)
Issuance of 595,585 common stock purchase warrants (Note 8)					1,983					1,983
Conversion of 124 shares of redeemable preferred stock to common stock		5			12					12
Exercise of stock options		25		3	30					33
Balance at September 30, 2002	(1)	15,236	$34,427	$1,524	$54,455	$(1,932)	$(75,530)	$(200)	$(16,068)	$(3,324)

  Includes 3,272 shares of the Company's Common Stock held in treasury. Excluding the 3,272 shares held in treasury, the outstanding shares of the Company's Common Stock at September 30, 2002 were 11,964.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2002 and 2001

Note 5: Segment Information
Nine Months Ended September 30,	Three Months Ended September 30,
2002	2001	2002	2001
(in thousands)
Net sales:
Chemical (1) (2)	$120,900	$150,423	$36,647	$40,522
Climate Control	101,255	105,733	33,434	34,920
Other (3)	3,419	5,272	1,183	1,399
	$225,574	$261,428	$71,264	$76,841

Gross profit: (4)
Chemical (1) (2)	$6,353	$13,647	$270	$271
Climate Control	29,493	28,618	10,164	9,753
Other	1,217	1,787	377	466
	$37,063	$44,052	$10,811	$10,490

Operating profit (loss): (5)
Chemical (1) (2)	$(5,629)	$4,266	$(4,154)	$(2,811)
Climate Control	12,510	8,799	4,524	2,977
	6,881	13,065	370	166
General corporate expenses and other business operations, net	(4,860)	(5,839)	(1,423)	(2,113)
Interest expense	(6,793)	(11,010)	(1,551)	(3,476)
Gains (losses) on sales of property and equipment	37	3,939	(84)	3,555
Gain on extinguishment of debt	-	2,631	-	2,601
Benefit from termination of firm purchase commitments	290	2,338	-	-
Income (loss) before provision for income taxes and cumulative effect of accounting change	$(4,445)	$5,124	$(2,688)	$733

  As discussed in Note 7, in February 2002 Slurry Explosive Corporation's ("Slurry") license to manufacture explosives was revoked by the Bureau of Alcohol, Tobacco and Firearms ("BATF") due to certain alleged violations of explosives storage and related regulations. As a result of the license revocation, Slurry's sales and operating profits were adversely effected including a loss of $321,000 related to high-explosive inventory that was confiscated by the BATF and legal and consulting fees of $445,000. As discussed in Note 13, on September 3, 2002 certain subsidiaries of the Company entered into a non-binding letter of intent to sell substantially all the assets of Slurry and another subsidiary of the Company ("UTeC") to an unrelated third party. As further discussed in Note 7, on September 30, 2002, UTeC was granted a license to manufacture the explosives products which Slurry formerly manufactured and sold. Slurry's net sales, gross profit and operating profit (loss) included in the above table are:

  LSB INDUSTRIES, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  (Unaudited)
  Nine Months Ended September 30, 2002 and 2001
Nine Months Ended September 30,	Three Months Ended September 30,
2002	2001	2002	2001
(in thousands)
Net sales	$6,503	$15,398	$1,628	$5,181

Gross profit	$210	$3,818	$119	$1,228

Operating profit (loss)	$(3,878)	$1,342	$(1,568)	$396

  On April 8, 2002, a portion of our subsidiary's chemical plant complex in El Dorado, Arkansas experienced damage from high winds and a likely tornado. Plant management and engineers surveyed the damage which affected the production facilities for ammonium nitrate, certain acid plants, a large cooling tower, and other equipment. As of the date of this report, the repairs have been completed. During the repair time, we were not able to produce industrial grade ammonium nitrate until the middle of May 2002. Production of our other products, agricultural grade ammonium nitrate and industrial acids, continued without material interruption. Our property insurance covering the chemical plant entitles the Company to receive approximate replacement value for the damaged property less an aggregate $1 million deductible. We also had a thirty day waiting period before our business interruption insurance coverage became effective. In October of 2002, a final settlement of $2.5 million, net of the $1 million deductible, was reached for the property and business interruption insurance claims. The net proceeds relating to our property insurance claim will exceed the cost of repairs and the depreciated value of the damaged assets. No gain relating to property damage or business interruption insurance recovery associated with this event is included in the Condensed Consolidated Statements of Operations as of September 30, 2002.

  Excludes intersegment sales to Climate Control of $409,000 for the nine months ended September 30, 2001. Only minimal intersegment sales were recognized during the three months ended September 30, 2001. There were no intersegment sales in 2002.

  Gross profit by industry segment represents net sales less cost of sales.

  Operating profit (loss) by industry segment represents net sales less operating expenses before deducting general corporate expense and other business operations, interest expense, gains (losses) on sales of property and equipment, gain on extinguishment of debt, benefit from termination of firm purchase commitments, income taxes and before cumulative effect of accounting change.

Note 6: Comprehensive Income (Loss) We present comprehensive income (loss) in accordance with Financial Accounting Standard No. 130 "Reporting Comprehensive Income" ("SFAS 130"). The provisions of SFAS 130 require us to classify items of other comprehensive income (loss) in the financial statements and display the accumulated balance of other comprehensive income (loss) separately from accumulated deficit and capital in excess of par value in the stockholders' deficit section of the balance sheet. Other comprehensive income (loss) is detailed below.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2002 and 2001
Nine Months Ended September 30,	Three Months Ended September 30,
2002	2001	2002	2001
(in thousands)
Net income (loss)	$(3,607)	$4,873	$(2,710)	$733
Cumulative effect of change in accounting for derivative financial instruments	-	(2,439)	-	-
Reclassification to operations	217	217	73	73
Total comprehensive income (loss)	$(3,390)	$2,651	$(2,637)	$806

Note 7: Contingencies

Legal Matters

 Following is a summary of certain legal actions involving the Company:

Our operations are subject to numerous environmental laws ("Environmental Laws") and to other federal, state and local laws regarding health and safety matters ("Health Laws"). In particular, the manufacture and distribution of chemical products are activities which entail environmental risks and impose obligations under the Environmental Laws and the Health Laws, many of which provide for substantial fines and criminal sanctions for violations. There can be no assurance that material costs or liabilities will not be incurred by us in complying with such laws or in paying fines or penalties for violation of such laws. The Environmental Laws and Health Laws and enforcement policies thereunder relating to the Chemical Business have in the past resulted, and could in the future result, in penalties, cleanup costs, or other liabilities relating to the handling, manufacture, use, emission, discharge or disposal of pollutants or other substances at or from our facilities or the use or disposal of certain of its chemical products. Significant expenditures have been incurred by the Chemical Business at the El Dorado, Arkansas plant (the "El Dorado Facility") and the Hallowell, Kansas facility ("Hallowell Facility") in order to comply with the Environmental Laws and Health Laws. The Chemical Business could be required to make significant additional site or operational modifications at these or other facilities involving substantial expenditures.

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

The process water discharge and storm water run off ("Discharge Water") are governed by a State permit renewed every five (5) years. The current permit expired in 1995, and the State was preparing to issue the facility a new permit in early 1997, which included much more stringent limits which the current treatment system could not meet. Negotiations were held with the Director of the State agency in March, 1997, and he agreed to a formal Consent Administrative Order ("CAO") in September, 1998, which CAO contained certain deadlines for the completion of activities at the El Dorado Chemical Company ("EDC") plant site pending issuance of a new permit. The Arkansas

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2002 and 2001

Department of Environmental Quality ("ADEQ") did not timely issue the permit and agreed to extend the CAO deadlines. In June 2002 a formal amendment to the CAO, executed by ADEQ and EDC, became effective, which extended the compliance date until three (3) years after the effective date of the renewal permit. The renewal permit has now been issued by the ADEQ, and it includes new, more restrictive permit limits which, based on current information, EDC does not believe it would be able to comply with. However, counsel has advised us that he does not believe that the permit as issued applies, or correctly applies, the applicable effluent guidelines for fertilizer facilities, resulting in permit effluent restrictions which are far more restrictive than required by the guidelines and which would not be feasible for EDC to achieve. EDC also believes that the permit, as issued, contains other material obligations which would not be feasible for EDC to implement. EDC has appealed the permit to the Arkansas Pollution Control & Ecology Commission ("Commission") and the permit will not become effective until the appeal to the Commission is resolved. EDC and ADEQ have agreed to suspend the appeal proceedings temporarily and to attempt to negotiate mutually acceptable revisions to the permit. At the request of EDC, ADEQ has assigned a more experienced engineer to the project to facilitate the negotiations. We believe that during these negotiations the permit will be revised to provide EDC certain credits for storm water. These negotiations have resulted in a report to the appeal Hearing Officer that ADEQ plans to issue a new draft permit with less restrictive effluent limitations.  As a result the appeal proceedings have been stayed pending further negotiations. At this time it is not possible to predict the limits that will be included in the new permit, or what type of treatment will be required to comply with the new permit limits.  Based on estimates and calculations made by EDC's engineering consultant, we believe that the new permit will require additional expenditures, estimated to be approximately $3.6 million, which will be expended over a period of three to four years. If EDC is unable to obtain appropriate modifications to the permit, either through negotiations, appeal to the Commission, or through court proceedings, based on our current liquidity and information currently available to us, we do not believe that EDC will be able to comply with the terms of the permit or have the necessary liquidity to make all of the capital improvements required to comply with the permit's terms. An inability to obtain satisfactory modifications to the permit could result in EDC having either to substantially reduce the operations of the El Dorado Facility or to sell the El Dorado Facility, either of which could have a material adverse effect on its financial condition and may result in the recognition of impairment of certain long-lived assets and may result in an event of default in other material contracts. For the nine months ended September 30, 2002, EDC's net sales from the El Dorado Facility were approximately $65.2 million. For the calendar years 2001 and 2000, EDC's net sales from the El Dorado Facility were approximately $104.9 million and $94.4 million, respectively.

The CAO recognizes the presence of nitrate contamination in the shallow groundwater, and requires EDC to undertake onsite bioremediation. The bioremediation has not proven to be effective, and EDC is currently undertaking a comprehensive evaluation of the shallow groundwater trends in contamination reduction and movement. The final remedy for shallow groundwater contamination will be selected in the future. There are no known users of this shallow groundwater in the area, and preliminary risk assessments have not identified any risk that would require additional remediation.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2002 and 2001

The CAO included a $183,700 penalty assessment of which $125,000 was satisfied over five years by expenditures of $25,000 per year for discharge minimization activities. An additional $57,000 was satisfied by funding approved supplemental environmental projects. The monetary civil penalty payment of $1,700 has been paid.

In September 2001, in response to a maintenance emergency and to prevent an uncontrolled release, the large equalization pond located at the Chemical Business' El Dorado, Arkansas manufacturing facility was drained to accommodate repairs to an underground discharge pipe. This event began when a weld break developed in the pond's pipe which allowed the release of water to the permitted outfall. It was determined to allow water to be released through the valve into the permitted discharge to avoid erosion of a levy, to permit monitoring and sampling of Discharged Water, and to direct the discharge to the permitted outfall. No adverse environmental conditions were noted at the discharge, however, the sustained discharge was out of compliance with the mass effluent limits contained in the permit. EDC's environmental compliance manager determined that proper procedure would be to notify ADEQ in the month end report. The ADEQ disagreed and took the position that they should have been notified immediately. In April 2002, EDC and the ADEQ entered into a Consent Administrative Order to settle any civil penalty claims relating to this discharge event whereby EDC paid a $50,000 civil penalty to the ADEQ and will spend another $50,000 on supplemental environmental projects.

EDC and two EDC employees received letters dated April 4, 2002, from the United States Attorney's office in Fort Smith, Arkansas indicating that a criminal charge could be brought against EDC and the two employees as a result of the draining of the equalization pond. The letter further requests that the recipients, through counsel, contact the Assistant United States Attorney ("AUSA"). EDC has retained counsel and has arranged for counsel for the two employees. In discussions between such counsel and the AUSA, the AUSA expressed satisfaction that EDC and the employees responded promptly to the letters, and indicated that he desired a communication with EDC to ensure that EDC was adequately addressing its environmental obligations. In further discussions with the AUSA, the AUSA suggested that the Company and the individuals settle any claims by pleading to a misdemeanor violation in connection with Discharge Water permit violations resulting from the release of Discharge Water from the large equalization pond. EDC rejected the AUSA's suggestions. EDC is engaging in discussions with the AUSA in an attempt to resolve the above concerns of the AUSA.

In February 2002, Slurry received a proposed consent administrative order ("Slurry Consent Order") from the Kansas Department of Health and Environment ("KDHE"), regarding Slurry's Hallowell, Kansas manufacturing facility ("Hallowell Facility"). The proposed Slurry Consent Order states that there exists soil and groundwater contamination and there exists surface water contamination in the strip pit adjacent to the Hallowell Facility. There are no known users of the groundwater in the area. The adjacent strip pit is used for fishing. The Slurry Consent Order also provides that Slurry has not verified the presence of such contaminants. The Slurry Consent Order was subsequently signed and became effective on April 22, 2002. Under the terms of the Slurry Consent Order, Slurry will be required a) to submit an environmental assessment work plan to the KDHE for review and approval, b) to agree with the KDHE as to any required corrective actions to be performed at the Hallowell Facility, and c) to provide reports to the KDHE, all of the

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2002 and 2001

preceding in accordance with the time frames and formats required in the Slurry Consent Order. A draft work plan was submitted to the KDHE. Slurry has received KDHE's comments on the draft work plan, and Slurry agreed to expand the sampling to include additional interconnected strip pits. Slurry and KDHE jointly conducted sampling of an adjacent strip pit. The results of such sampling indicate elevated levels of nitrate compounds, ammonia and perchlorate. On August 7, 2002 the KDHE took samples of surface water and soil samples at the underwater laboratory site in Hallowell, Kansas of Universal Tech Corporation ("UTeC") a subsidiary of the Company. The KDHE has indicated that it will test the samples for nitrate compounds and perchlorates. UTeC is not aware of the existence of any such contamination. A report on the sampling event has yet to be issued by KDHE. We believe, although there can be no assurance, that compliance by Slurry with the anticipated Slurry Consent Order will not have a material adverse effect on the Company.

From March 2001 through January 2002, EDC experienced eleven alleged air emissions violations. One of the alleged violations involved a malfunctioning continuous air emissions monitor, one of the alleged violations was based on a typographical error, six of the alleged violations involved air emissions point source tests that were allegedly performed in a manner not in compliance with testing procedures, two of the alleged violations involved tests that failed to meet emissions criteria, and one of the alleged violations involved the simultaneous operation of two boilers which is not permitted under the air permit. EDC and the ADEQ have been in negotiations regarding applicable penalties for certain of these violations. On July 24, 2002, EDC received a proposed Consent Administrative Order ("Air CAO") with the ADEQ to resolve the above alleged violations. The Air CAO provides for a civil penalty of $10,000 and orders EDC to establish a system to monitor air quality at the perimeter of the El Dorado, Arkansas plant facility and to submit revised testing protocols for demonstrating compliance at the various emission sources.

In February 2002, due to certain alleged violations of explosives storage and related regulations, the government regulator of explosives companies, the Bureau of Alcohol, Tobacco and Firearms ("BATF"), issued an order revoking the manufacturing license of Slurry for its Hallowell Facility to produce certain explosives products and confiscated certain high explosives inventory. The license revocation order was upheld by an administrative law judge after an administrative trial. In addition, we have received a grand jury subpoena from the U.S. Attorney's office of Wichita, Kansas requesting business records of Slurry. We have complied with such subpoena. Since February 2002, Slurry continued to manufacture certain non-explosive products at its Hallowell Facility. Slurry had other production facilities where it could produce some explosive products to service its customers.

UTeC filed an application with the BATF to obtain a manufacturing license for the Hallowell Facility. On September 30, 2002, UTeC obtained from the BATF the license to manufacture explosives at the Hallowell Facility and manufacturing has resumed.

Due to the license revocation discussed above, Slurry's sales and operating results for 2002 were adversely impacted including a loss of $321,000 related to high-explosive inventory that was confiscated by the BATF and legal and consulting fees of $445,000. Slurry's sales for the nine months and three months ended September 30, 2002 were $6.5 million and $1.6 million,

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2002 and 2001

respectively compared to $15.4 million and $5.2 million for the same periods in 2001. Slurry's operating results for the nine months and three months ended September 30, 2002 were losses of $3.9 million and $1.6 million, respectively compared to operating incomes of $1.3 million and $.4 million, respectively, for the same periods in 2001.

We have several contingencies, including those set forth above, that could impact our operating results and/or liquidity in the event that we are unsuccessful in defending against the claimants or possible claimants. Although we do not anticipate that these claims or possible claims will result in substantial adverse impacts on our operating results and/or liquidity, it is not possible to determine the ultimate outcome.

 Note 8: Long-Term Debt ClimaChem and its subsidiaries are parties to a $50 million credit facility (the "Working Capital Revolver Loan"). Outstanding borrowings under ClimaChem's Working Capital Revolver Loan were $30.8 million as of September 30, 2002. The Working Capital Revolver Loan, as amended, requires ClimaChem to meet certain financial covenants on a quarterly and/or annual basis including the requirement to maintain earnings before interest, taxes, depreciation, amortization and extraordinary gains ("EBITDA") for ClimaChem and its Climate Control Business on a trailing twelve month basis of $18 million and $10 million, respectively, measured as of September 30, 2002 and $16 million (prior to the amendment discussed below) and $10 million, respectively, measured as of December 31, 2002. ClimaChem and its Climate Control Business's EBITDA for the twelve-month period ended September 30, 2002 was in excess of the required amounts. ClimaChem's forecast for the fourth quarter 2002 indicates that it probably will not maintain a trailing twelve month EBITDA of the $16 million required by the Working Capital Revolver Loan agreement.

At this point, ClimaChem's trailing twelve month EBITDA as defined, at December 31, 2002, is projected to be approximately $12 million. As a result of the projected results, the Working Capital Revolver lenders at ClimaChem's request, modified and reset the trailing twelve month EBITDA covenant for the period ending December 31, 2002 consistent with the Company's forecast level.

The Financing Agreement, as discussed below, is cross-defaulted to the Working Capital Revolver Loan agreement and therefore the modification of the EBITDA covenant by the Working Capital Revolver lenders was required to maintain compliance with the provisions of the Financing Agreement. For fiscal quarters ending after December 31, 2002, the EBITDA requirement shall be determined based on ClimaChem's forecasted financial statements, however, if ClimaChem and the provider of the Working Capital Revolver Loan can not reach an agreement, the EBITDA requirement shall not be less than $19 million. At this time, no proposal has been made or agreement reached relative to 2003 EBITDA. Accordingly, it is presently uncertain whether ClimaChem will be able to achieve ultimately agreed upon EBITDA levels required to remain in compliance with the Working Capital Revolver Loan.  If the parties cannot agree to set the 2003 covenant(s) at levels indicated by the Company's preliminary forecast for 2003, we will be unable to meet a $19 million trailing twelve month EBITDA covenant for the first two quarters of 2003. The Working Capital Revolver Loan requires that ClimaChem's excess availability, as defined, equal an amount not less than $.5 million. It also requires ClimaChem's excess availability, as defined, equal an amount not less than $1.5 million on the date of the periodic interest payments due on it's 10 3/4% Senior Unsecured Notes due 2007 (the "Senior Unsecured Notes")

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2002 and 2001

and interest due on certain debt issued pursuant to a financing arrangement entered into on May 24, 2002 (the "Financing Agreement"). As of September 30, 2002, ClimaChem had borrowing availability under the Working Capital Revolver Loan of $7.3 million. The effective interest rate under the Working Capital Revolver Loan was 6.75%.

In May 2002, our wholly owned subsidiary, ClimaChem, repurchased $52.3 million face value aggregate principal amount of its Senior Unsecured Notes. The purchase price per $1,000 of aggregate principal amount of Senior Unsecured Notes was approximately $575, resulting in an aggregate purchase price of approximately $30.1 million. As a result of the repurchase, the balance of the aggregate principal amount of the Senior Unsecured Notes outstanding and in the hands of unrelated third parties is approximately $18.3 million.

In order to fund the repurchase of the Senior Unsecured Notes, ClimaChem entered into a Financing Agreement with certain lenders (the "Lenders"). Each Lender is an affiliate of the other Lenders. Pursuant to the terms of the Financing Agreement, the Lenders loaned $35 million to ClimaChem (collectively, the "Loans"). The Loans mature on June 30, 2005, and bear interest at an annual rate equal to 10 1/2% per annum, payable quarterly, and an additional interest rate of 5 1/2% which is payable either at maturity or upon prepayment. The Lenders and affiliates of the Lenders owned the Senior Unsecured Notes which were repurchased by ClimaChem.

The proceeds of the Loans were used to fund the repurchase of the Senior Unsecured Notes by ClimaChem from the Lenders and certain affiliates of the Lenders, to pay the closing costs, fees and expenses incurred in connection with the Loans of approximately $3.1 million and to fund a cash collateral account of approximately $1.8 million. The cash collateral will be available to ClimaChem at the earlier of (i) the date the Loans are paid in full or (ii) November 23, 2003 so long as no default or event of default is then continuing. Therefore the $1.8 million is classified as a noncurrent asset and is included in other assets at September 30, 2002. In connection with the closing of the Loans, the Lenders entered into an Intercreditor Agreement with ClimaChem's Working Capital Revolver Loan lender.

The Financing Agreement requires ClimaChem to maintain quarterly EBITDA, as defined, for ClimaChem and its Climate Control Business on a trailing twelve-month basis of $18 million and $10 million, respectively, measured as of September 30, 2002, and $16 million and $10 million, respectively, measured as of December 31, 2002. The agreement provides that all transaction costs deducted from net earnings in the second quarter 2002, that are directly related to the transaction to repurchase the Notes and enter into the Financing Agreement of approximately $3.2 million, are an add back to the second quarter 2002 EBITDA. ClimaChem's forecast for the fourth quarter 2002 indicates that it probably will meet the minimum EBITDA financial covenant, as defined, for the trailing twelve months ending December 31, 2002. The Financing Agreement is cross-defaulted to the Working Capital Revolver Loan agreement and therefore the modification of the EBITDA covenant by the Working Capital Revolver lenders, as previously discussed, was required to maintain compliance with the provision of this Financial Agreement. For fiscal quarters ending after December 31, 2002, the EBITDA requirement shall be determined based on ClimaChem's forecasted financial statements, however if ClimaChem and the Lenders can not reach an agreement, the EBITDA requirement shall not be less than $19 million. At this time, no proposal has been made or agreement reached relative to 2003 EBITDA. Accordingly, it is

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2002 and 2001

presently uncertain whether ClimaChem will be able to achieve ultimately agreed upon EBITDA levels required to remain in compliance with the Financing Agreement. If the parties cannot agree to set the 2003 covenant(s) at levels indicated by the Company's preliminary forecast for 2003, we will be unable to meet a $19 million trailing twelve month EBITDA covenant for the first two quarters of 2003. For fiscal quarters ending after June 30, 2002 through March 31, 2003, if ClimaChem fails to maintain EBITDA as defined on a trailing twelve-month basis of at least $15 million (a "Trigger Event"), then within 210 days of the end of such fiscal quarter, ClimaChem shall pay the Lenders an amount equal to 33.3% of then outstanding principal of the Loans plus related accrued interest ($35.7 million at September 30, 2002). ClimaChem's forecast for the fourth quarter 2002 indicates that it probably will meet the minimum EBITDA financial covenant, as defined, for the trailing twelve months ending December 31, 2002. However, if ClimaChem maintains the required EBITDA on a trailing twelve-month basis as of the end of each of the two fiscal quarters immediately following the Trigger Event, then within 210 days of such Trigger Event, ClimaChem shall pay the Lenders an amount equal to 10% of then outstanding principal of the Loans plus related accrued interest. For trailing twelve month periods ending after March 31, 2003 if ClimaChem's EBITDA is less than $17 million, the Trigger Event as discussed above will be effective.

The Financing Agreement also requires ClimaChem to achieve an annual fixed charge coverage ratio of at least 1 to 1 and limits annual capital expenditures to $11.1 million measured quarterly on a trailing twelve-month basis. The Financing Agreement also contains covenants that, among other things, limit ClimaChem's ability to: (i) incur additional indebtedness, (ii) incur liens, (iii) provide certain guarantees (iv) engage in mergers, consolidations or other forms of recapitalization and (v) dispose of assets. The Lenders may, upon an event of default as defined, terminate the Financing Agreement and demand the balance outstanding due and payable in full. The Financing Agreement includes a prepayment fee equal to 2% of the principal amount paid should ClimaChem elect to prepay any principal amount prior to May 24, 2003. This fee is reduced to 1% during the second twelve-month period and to .5% during the third twelve-month period.

The Loans are secured by (a) a first lien on (i) certain real property and equipment located at the El Dorado, Arkansas manufacturing facility (excluding the DSN Plant and other exceptions) (the "EDC Plant") (ii) certain real property and equipment located at the Cherokee, Alabama manufacturing facility (the "Cherokee Plant") owned by a subsidiary of the Company that is not a subsidiary of ClimaChem, (iii) certain real property located at the Hallowell, Kansas facility, (iv) all of the outstanding shares of common stock in Universal Tech Corporation ("UTeC"), (v) a cash collateral account of $1.8 million, and (b) a second lien on the assets upon which ClimaChem's Working Capital Revolver lender has a first lien. The Loans are guaranteed by the Company and certain subsidiaries of ClimaChem.

In connection with the completion of the Financing Agreement, ClimaChem and our subsidiaries which are guarantors of ClimaChem's Working Capital Revolver Loan entered into an amendment to the Working Capital Revolver Loan pursuant to which we and certain of ClimaChem's subsidiaries pledged additional collateral to secure ClimaChem's obligations under the Working Capital Revolver Loan. The additional collateral consisted of a second mortgage on the assets to which the Lenders were granted a first lien. Also, the Working

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2002 and 2001

Capital Revolver Loan, as amended, modified the EBITDA requirements as discussed above.

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

Based upon certain criteria including but not limited to unfavorable changes in ClimaChem's financial condition since the Notes were originally sold and the high interest rates on the new Loans, the transaction was not accounted for as a debt extinguishment but rather as a debt restructuring. As a result, the gain on the transaction was limited to the difference between the carrying value of the Notes repurchased and the principal of the new Loans due 2005, plus the cumulative interest due and payable during the three year term thereof including such additional interest due at maturity. Accordingly, the net gain recognizable in 2002 was limited to only $.1 million and is included in Other Income in the accompanying Condensed Consolidated Financial Statements for the nine months ended September 30, 2002.

Since the implied gain relating to this transaction was deferred, all of the future interest expense associated with the Loans has been recognized. All future interest payments on the Loans will be charged against the debt balance presently accrued on the balance sheet.

As a result of the debt restructuring, the carrying amount of long-term debt owed the Lenders as of September 30, 2002 is $52.1 million which includes $17.1 million interest due on the Loans through maturity. Of this, interest of $3.7 million is included in current portion of long-term debt at September 30, 2002.

In separate transactions during the nine months ended September 30, 2001, ClimaChem repurchased Senior Unsecured Notes having a face value of $4.7 million and recognized a gain of $2.6 million.

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

Condensed consolidating unaudited financial information of ClimaChem and its subsidiaries as of September 30, 2002 and December 31, 2001 and for the nine-month and three-month periods ended September 30, 2002 and 2001 is as follows:

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2002 and 2001

Note 8: Long-term Debt (continued)

CLIMACHEM, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(Unaudited)
As of September 30, 2002
(Dollars in thousands)

COMBINED GUARANTOR SUBSIDIARIES	CONSOLIDATED NON- GUARANTOR SUBSIDIARIES (3)	CLIMACHEM, INC. (PARENT)	ELIMINATIONS	CONSOLIDATED
Assets
Current assets:
Cash and cash equivalents	$111	$357	$28		$496
Trade accounts receivable, net	34,147	3,291	20		37,458
Inventories	23,915	105	-		24,020
Supplies and prepaid items	3,985	25	713		4,723
Deferred income taxes	-	-	6,086	$(520)	5,566
Total current assets	62,158	3,778	6,847	(520)	72,263
Property, plant and equipment, net	71,779	2,050	67		73,896
Due from LSB and affiliates (1)	-	-	14,588		14,588
Investment in and advances to affiliates	-	-	98,448	(98,448)	-
Receivable from Parent	-	11,817	-	(11,817)	-
Other assets, net	9,409	42	4,098	(435)	13,114
	$143,346	$17,687	$124,048	$(111,220)	$173,861

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$22,540	$1,361	$743		$24,644
Accrued liabilities	6,800	4,982	1,387		13,169
Due to LSB and affiliates, net (1)	-	-	3,427		3,427
Deferred income taxes	520	-	-	$(520)	-
Current portion of long-term debt (2)	3,073	353	32,562		35,988
Total current liabilities	32,933	6,696	38,119	(520)	77,228
Long-term debt (2)	4,983	1,647	71,210		77,840
Deferred income taxes	435	-	4,936	(435)	4,936
Due to LSB (1)	-	-	3,183		3,183
Other non-current liabilities	2,114	3,892	-		6,006
Payable to Parent	52,046	-	-	(52,046)	-
Stockholders' equity:
Common stock	64	1	1	(65)	1
Capital in excess of par value	79,217	-	12,652	(79,217)	12,652
Accumulated other comprehensive loss	-	(1,932)	-		(1,932)
Retained earnings (accumulated deficit)	(28,446)	7,383	(6,053)	21,063	(6,053)
Total stockholders' equity	50,835	5,452	6,600	(58,219)	4,668
	$143,346	$17,687	$124,048	$(111,220)	$173,861

(1) Amount due from/to LSB and affiliates is eliminated when consolidated with LSB.

(2) See above for discussion of voluntary debt restructuring transaction.

(3) ClimaChem subsidiaries that have not guaranteed the Senior Unsecured Notes.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2002 and 2001

Note 8: Long-term Debt (continued)

CLIMACHEM, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(Unaudited)
As of December 31, 2001
(Dollars in thousands)

COMBINED GUARANTOR SUBSIDIARIES	CONSOLIDATED NON- GUARANTOR SUBSIDIARIES (2)	CLIMACHEM, INC. (PARENT)	ELIMINATIONS	CONSOLIDATED
Assets
Current assets:
Cash and cash equivalents	$264	$16	$29		$309
Trade accounts receivables, net	38,752	2,837	24		41,613
Inventories	29,780	179	-		29,959
Supplies and prepaid items	5,171	29	814		6,014
Deferred income taxes	-	-	2,000		2,000
Total current assets	73,967	3,061	2,867		79,895
Property, plant and equipment, net	68,247	1,785	90		70,122
Due from LSB and affiliates (1)	-	-	14,407		14,407
Investment in and advances to affiliates	-	-	107,340	$(107,340)	-
Receivable from Parent	-	8,235	-	(8,235)	-
Other assets, net	11,187	46	3,473		14,706
	$153,401	$13,127	$128,177	$(115,575)	$179,130

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$20,784	$2,220	$526		$23,530
Accrued liabilities	11,140	1,449	1,164		13,753
Due to LSB and affiliates (1)	-	-	1,310		1,310
Deferred income taxes	550	-	-	$(550)	-
Current portion of long-term debt	4,404	353	34,844		39,601
Total current liabilities	36,878	4,022	37,844	(550)	78,194
Long-term debt	5,268	1,912	75,121		82,301
Deferred income taxes	405	-	3,120	(405)	3,120
Due to LSB (1)	-	-	1,200		1,200
Other non-current liabilities	2,194	3,378	-		5,572
Payable to Parent	54,107	-	-	(54,107)	-
Stockholders' equity:
Common stock	64	1	1	(65)	1
Capital in excess of par value	79,217	-	12,652	(79,217)	12,652
Accumulated other comprehensive loss	-	(2,149)	-		(2,149)
Retained earnings (accumulated deficit)	(24,732)	5,963	(1,761)	18,769	(1,761)
Total stockholders' equity	54,549	3,815	10,892	(60,513)	8,743
	$153,401	$13,127	$128,177	$(115,575)	$179,130

  Amount due from/to LSB and affiliates is eliminated when consolidated with LSB.
  ClimaChem subsidiaries that have not guaranteed the Senior Unsecured Notes.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2002 and 2001

Note 8: Long-term Debt (continued)

CLIMACHEM, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
Nine Months Ended September 30, 2002
(Dollars in thousands)

COMBINED GUARANTOR SUBSIDIARIES	CONSOLIDATED NON- GUARANTOR SUBSIDIARIES (2)	CLIMACHEM, INC. (PARENT)	ELIMINATIONS	CONSOLIDATED
Net sales	$196,595	$25,560			$222,155
Cost of sales	164,681	22,829	$446	$(4)	187,952
Gross profit	31,914	2,731	(446)	4	34,203
Selling, general and administrative expenses	30,359	273	2,678	(5)	33,305
Operating income (loss)	1,555	2,458	(3,124)	9	898
Other income (expense):
Interest and other income (expense), net	152	(84)	11,061	(8,185)	2,944
Benefit from termination of firm purchase commitments	290	-	-		290
Interest expense	(8,601)	(46)	(5,728)	8,176	(6,199)
Income (loss) before provision (benefit) for income taxes	(6,604)	2,328	2,209	-	(2,067)
Equity in loss of subsidiaries	-	-	(2,294)	2,294	-
Provision (benefit) for income taxes (1):
Current	(2,890)	908	5,957		3,975
Deferred	-	-	(1,750)		(1,750)
Net income (loss)	$(3,714)	$1,420	$(4,292)	$2,294	$(4,292)

  Current and deferred income taxes are eliminated when consolidated with LSB due to NOL carryforwards and the reversal of deferred tax asset valuation allowances.
  ClimaChem subsidiaries that have not guaranteed the Senior Unsecured Notes.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2002 and 2001

Note 8: Long-term Debt (continued)

CLIMACHEM, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
(Unaudited)
Nine Months Ended September 30, 2001
(Dollars in thousands)

COMBINED GUARANTOR SUBSIDIARIES	CONSOLIDATED NON- GUARANTOR SUBSIDIARIES (1)	CLIMACHEM, INC. (PARENT)	ELIMINATIONS	CONSOLIDATED
Net sales	$227,927	$28,230			$256,157
Cost of sales	189,925	25,596	$708		216,229
Gross profit	38,002	2,634	(708)		39,928
Selling, general and administrative expenses	31,838	126	2,398		34,362
Operating income (loss)	6,164	2,508	(3,106)		5,566
Other income (expense):
Interest and other income, net	294	15	8,428	$(7,446)	1,291
Gain on extinguishment of debt	-	-	2,631		2,631
Benefit from termination of firm purchase commitments	2,338	-	-		2,338
Interest expense	(9,420)	(87)	(8,179)	7,446	(10,240)
Income (loss) before provision (benefit) for income taxes	(624)	2,436	(226)	-	1,586
Equity in earnings of subsidiaries	-	-	886	(886)	-
Provision (benefit) for income taxes	-	926	(726)		200
Net income (loss)	$(624)	$1,510	$1,386	$(886)	$1,386

(1) ClimaChem subsidiaries that have not guaranteed the Senior Unsecured Notes.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2002 and 2001

Note 8: Long-term Debt (continued)

CLIMACHEM, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
Three Months Ended September 30, 2002
(Dollars in thousands)

COMBINED GUARANTOR SUBSIDIARIES	CONSOLIDATED NON- GUARANTOR SUBSIDIARIES (2)	CLIMACHEM, INC. (PARENT)	ELIMINATIONS	CONSOLIDATED
Net sales	$61,221	$8,860			$70,081
Cost of sales	52,017	7,967	$118	$(2)	60,100
Gross profit	9,204	893	(118)	2	9,981
Selling, general and administrative expenses	10,541	86	676	(1)	11,302
Operating income (loss)	(1,337)	807	(794)	3	(1,321)
Other income (expense):
Interest and other income (expense), net	(51)	2	3,473	(2,631)	793
Interest expense	(2,758)	(15)	(1,180)	2,628	(1,325)
Income (loss) before provision (benefit) for income taxes	(4,146)	794	1,499	-	(1,853)
Equity in loss of subsidiaries	-	-	(1,731)	1,731	-
Provision (benefit) for income taxes (1):
Current	(1,931)	310	176		(1,445)
Deferred	-	-	1,445		1,445
Net income (loss)	$(2,215)	$484	$(1,853)	$1,731	$(1,853)

  Current and deferred income taxes are eliminated when consolidated with LSB due to NOL carryforwards and the reversal of deferred tax asset valuation allowances.
  ClimaChem subsidiaries that have not guaranteed the Senior Unsecured Notes.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2002 and 2001

Note 8: Long-term Debt (continued)

CLIMACHEM, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
(Unaudited)
Three Months Ended September 30, 2001
(Dollars in thousands)
COMBINED GUARANTOR SUBSIDIARIES	CONSOLIDATED NON- GUARANTOR SUBSIDIARIES (1)	CLIMACHEM, INC. (PARENT)	ELIMINATIONS	CONSOLIDATED
Net sales	$66,327	$9,116			$75,443
Cost of sales	57,763	8,265	$242		66,270
Gross profit	8,564	851	(242)		9,173
Selling, general and administrative expenses	10,455	(95)	109		10,469
Operating income (loss)	(1,891)	946	(351)		(1,296)
Other income (expense):
Interest and other income (expense), net	244	11	3,298	$(3,042)	511
Gain on extinguishment of debt	-	-	2,601		2,601
Interest expense	(3,256)	(28)	(3,005)	3,042	(3,247)
Income (loss) before provision for income taxes	(4,903)	929	2,543	-	(1,431)
Equity in loss of subsidiaries	-		(3,072)	3,072	-
Provision (benefit) for income taxes	(1,255)	353	(153)		(1,055)
Net income (loss)	$(3,648)	$576	$(376)	$3,072	$(376)

(1) ClimaChem subsidiaries that have not guaranteed the Senior Unsecured Notes.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2002 and 2001

Note 8: Long-term Debt (continued)

CLIMACHEM, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Unaudited)
Nine Months Ended September 30, 2002
(Dollars in thousands)

COMBINED GUARANTOR SUBSIDIARIES	CONSOLIDATED NON- GUARANTOR SUBSIDIARIES (1)	CLIMACHEM, INC. (PARENT)	ELIMINATIONS	CONSOLIDATED
Net cash flows provided by operating activities	$10,416	$4,619	$1,594	$16,629
Cash flows from investing activities:
Capital expenditures	(9,361)	(431)	(5)	(9,797)
Proceeds from sales of property and equipment	32	-	1	33
Change in noncurrent restricted cash held in escrow	-	-	(1,838)	(1,838)
Other assets	528	-	12	540
Net cash used in investing activities	(8,801)	(431)	(1,830)	(11,062)
Cash flows from financing activities:
Payments on long-term and other debt	(2,330)	(265)	(1,325)	(3,920)
Proceeds from Senior Secured Notes, net of fees	-	-	32,155	32,155
Acquisition of 10 3/4% Senior Notes	-	-	(30,065)	(30,065)
Net change in due to/from LSB and affiliates	-	-	1,998	1,998
Advances to/from affiliates	102	(3,582)	3,480	-
Net change in revolving debt facilities	460	-	(6,008)	(5,548)
Net cash provided by (used in) financing activities	(1,768)	(3,847)	235	(5,380)
Net increase (decrease) in cash and cash equivalents	(153)	341	(1)	187
Cash and cash equivalents at the beginning of period	264	16	29	309
Cash and cash equivalents at end of period	$111	$357	$28	$496

(1) ClimaChem subsidiaries that have not guaranteed the Senior Unsecured Notes.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2002 and 2001

Note 8: Long-term Debt (continued)

CLIMACHEM, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Unaudited)
Nine Months Ended September 30, 2001
(Dollars in thousands)

COMBINED GUARANTOR SUBSIDIARIES	CONSOLIDATED NON- GUARANTOR SUBSIDIARIES (1)	CLIMACHEM, INC.(PARENT)	ELIMINATIONS	CONSOLIDATED
Net cash flows provided by (used in) operating activities	$(2,428)	$965	$1,577	$114
Cash flows from investing activities:
Capital expenditures	(4,644)	(648)	(40)	(5,332)
Proceeds from sales of property and equipment	172	-	-	172
Other assets	766	4	(1,683)	(913)
Net cash used in investing activities	(3,706)	(644)	(1,723)	(6,073)
Cash flows from financing activities:
Proceeds from borrowings of long-term debt	-	950	-	950
Payments on long-term and other debt	(2,975)	(147)	-	(3,122)
Acquisition of 10 3/4% Senior Notes	-	-	(21)	(21)
Net change in due to/from LSB and affiliates	-	-	281	281
Advances to/from affiliates	34,586	-	(34,586)	-
Net change in revolving debt facilities	(27,887)	(170)	34,455	6,398
Net cash provided by financing activities	3,724	633	129	4,486
Net increase (decrease) in cash and cash equivalents	(2,410)	954	(17)	(1,473)
Cash and cash equivalents at the beginning of period	2,782	8	48	2,838
Cash and cash equivalents at end of period	$372	$962	$31	$1,365

(1) ClimaChem subsidiaries that have not guaranteed the Senior Unsecured Notes.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2002 and 2001

Note 9: Gains on Sales of Property and Equipment On October 31, 2000 a subsidiary of the Company, which is not a subsidiary of ClimaChem, acquired a chemical plant for the purpose of indirectly expanding its geographical marketing area. This plant, located at Crystal City, Missouri ("Crystal City Plant"), was shut down concurrent with the purchase thereof. In July 2001, the Crystal City Plant was dismantled for parts and the land was sold to a third party for approximately $4 million. The Company recognized a gain on the sale of the Crystal City Plant of approximately $3.5 million.

 Note 10: Benefit from Termination of Firm Purchase Commitments In June 2001, we reached an agreement with our supplier of anhydrous ammonia whereby the former long-term purchase commitment was terminated effective June 30, 2001. Under the new agreement, EDC purchases 100% of its requirements of purchased ammonia at market price plus transportation to the Chemical Business Facility in El Dorado, Arkansas through December 2002. Discussions are under way for a new agreement for a term of twenty six (26) months.

As consideration to terminate the prior above-market priced take-or-pay purchase commitment which provided, among other things, for a market price based on natural gas and required minimum monthly purchase volumes, EDC agreed to pay the supplier a one-time settlement fee. The remaining accrued liability as of June 30, 2001, associated with the above-market purchase commitment, net of the one-time settlement fee, was eliminated resulting in a gain on termination of the purchase commitment of $2.3 million in 2001. The supplier also agreed to refund EDC up to $.7 million contingent on minimum monthly purchase volumes for which EDC recognized an additional gain on termination of the purchase commitment of $.3 million during the nine-month period ended September 30, 2002. For 2001, EDC reversed, through cost of goods sold, approximately $2.1 million of the accrued liability previously established for loss on the former firm purchase commitment.

Note 11: Supplemental Cash Flow Information For the nine months ended September 30, 2002, our noncash financing activities included the grant of warrants to purchase 595,585 shares of our common stock with a fair value of approximately $2 million in connection with the voluntary debt restructuring as discussed in Note 8. For the same period in 2001, our noncash investing and financing activities included the cumulative effect of change in accounting for derivative financial instruments of approximately $2.4 million.

Note 12: Recently Issued Pronouncements In July 2001, the FASB issued Statement No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets". SFAS 142 requires the goodwill and intangible assets with indefinite lives no longer be amortized but be tested for impairment at least annually. SFAS 142 became effective for us on January 1, 2002. Upon adoption of SFAS 142, we recognized $860,000 of negative goodwill as a cumulative effect of accounting change. For the nine months ended September 30, 2001, goodwill amortization was not material.

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
(Unaudited)
Nine Months Ended September 30, 2002 and 2001

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

In April 2002, the FASB issued SFAS No. 145 ("SFAS 145"), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," related to accounting for debt extinguishments, leases, and intangible assets of motor carriers. The provisions of SFAS 145 are effective for fiscal years beginning after May 15, 2002 with earlier adoption encouraged. Accordingly, we have elected to early adopt SFAS 145, as of the beginning of the second quarter beginning April 1, 2002, and have implemented the applicable provisions in conjunction with the filing of this report. Prior periods have been conformed to the provisions of SFAS 145 by changing the presentation of the gain on extinguishment of debt of $2.6 million recognized in 2001 which is no longer classified as an extraordinary item.

In June 2002, the FASB issued SFAS No. 146 ("SFAS 146"), Accounting for Costs Associated with Exit or Disposal Activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.

Note 13: Possible Sale of Assets On September 3, 2002, certain subsidiaries of the Company entered into a non-binding letter of intent ("Letter of Intent") to sell substantially all the assets of Slurry and UTeC to an unrelated third party. Slurry and UTeC are principally in the packaged explosives business. The Letter of Intent provides for the sale to close in the fourth quarter of 2002 for a purchase price for the assets of approximately $10.5 million, subject to adjustments. The sales proceeds will be used to reduce debt of the Company. The sale is subject to several conditions, including consent by the Working Capital Revolver and Financing Agreement lenders, due diligence, the buyer obtaining financing and a license to operate and negotiation of definitive agreements. Due to the current uncertainty relating to the conditions noted above, the assets of Slurry and UTeC are not classified as assets held for sale in the Condensed Consolidated Balance Sheet at September 30, 2002.

Note 14: Liquidity and Management's Plan We are a diversified holding company and, as a result, depend on credit agreements and our ability to obtain funds from our subsidiaries in order to pay our debts and obligations.

Our wholly-owned subsidiary, ClimaChem through its subsidiaries, owns substantially all of our core businesses consisting of the Chemical and Climate Control Businesses. ClimaChem and its subsidiaries depend on credit agreements with lenders and internally-generated cash flows in order to fund their operations and pay their debts and obligations. ClimaChem and its subsidiaries finance their working capital requirements through borrowings under a $50 million Working Capital Revolver Loan. (See Note 8). At September 30, 2002 the net credit available for additional borrowings was $7.3 million.

 LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2002 and 2001

The Working Capital Revolver Loan as amended requires that ClimaChem's excess availability as defined, equal an amount not less than $.5 million. It also requires ClimaChem's excess availability, as defined, equal an amount not less than $1.5 million on the date of the periodic interest payments due on it's 10 3/4% Senior Unsecured Notes due 2007 and interest due on the Financing Agreement (see Note 8).

The Financing Agreement and the Working Capital Revolver Loan require that ClimaChem and its Climate Control Business meet certain EBITDA amounts, as defined and as amended, on a quarterly basis and/or annual basis as discussed in Note 8.

ClimaChem is restricted as to the funds that it may transfer to LSB, the non-ClimaChem companies and certain ClimaChem companies under the terms contained in the Financing Agreement and the Working Capital Revolver Loan. Under the terms ClimaChem is permitted to distribute funds in the form of (a) advances, loans and investments, in an aggregate amount not to exceed $2,000,000, at any time outstanding, and (b) distribute or pay in the form of dividends and other distributions an aggregate amount not to exceed, during each fiscal year, 50% of ClimaChem's consolidated net income for such fiscal year (calculated after deducting all other dividends and distributions made by ClimaChem to us during the fiscal year). This limitation will not prohibit payment of amounts due under a Services Agreement, Management Agreement and a Tax Sharing Agreement. ClimaChem did not declare and pay to the Company a dividend during the nine months ended September 30, 2002 and there were no management fees due or paid pursuant to the EBITDA formula in the Management Agreement. For the nine months ended September 30, 2002, ClimaChem owed the Company approximately $4.0 million under the Tax Sharing Agreement.

Due to the Company and ClimaChem's previous operating losses and limited borrowing ability under the credit facility then in effect, we discontinued payment of cash dividends on Common Stock for periods subsequent to January 1, 1999, until the Board of Directors determines otherwise. As of the date of this report, we have not paid the regular quarterly dividend of $.8125 on the outstanding $3.25 Convertible Exchangeable Class C Preferred Stock Series 2 ("Series 2 Preferred") since June 15, 1999, resulting in approximately $6.6 million in total accrued and unpaid dividends on the Series 2 Preferred. In addition, we did not declare and pay the regular annual dividend of $12.00 on the Series B Preferred since 1999, resulting in $.7 million in accrued and unpaid dividends on the Series B Preferred. We do not anticipate having funds available to pay dividends on our stock for the foreseeable future.

Historically, our primary cash needs have been for operating expenses, working capital and capital expenditures. We have financed our cash requirements primarily through internally generated cash flow, borrowings under our revolving credit facilities, secured equipment financing and the sale of assets. At September 30, 2002, cash and cash equivalents aggregated $.7 million and the Company's working capital deficit, including the outstanding borrowings of $30.8 million under the Working Capital Revolver Loan due April 2005 classified as current, was $11.5 million.

Net cash provided by operating activities for the nine months ended September 30, 2002 was $17.2 million resulting from operating cash flow and reductions in current assets, primarily accounts receivable and inventories.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2002 and 2001

The ability to maintain an adequate amount of borrowing availability depends on the cash flow from operations, the investing activities and required debt amortization.

The Climate Control Business consistently generates a significant positive cash flow. However, the Chemical Business operations have resulted in a negative cash flow for the first nine months of 2002 and the Chemical Business' cash flow is projected to remain negative for the remainder of 2002.

The negative cash flow in the Chemical Business is a result of operating losses in the nitrogen producing plants in El Dorado Arkansas and Cherokee Alabama, disruptions caused by the storm damage as previously discussed and the losses due to the revocation of Slurry's license to produce its profitable high explosives at its Hallowell, Kansas facility also previously discussed. The operating losses in the agricultural nitrogen business are due to low selling prices compared to the cost of the raw material feed stocks, natural gas and anhydrous ammonia. The low selling prices were due primarily to an oversupply of agricultural nitrogen products of the kind we produce in the market. Our ability to turn the operating results around are dependent upon changes in market conditions which are unpredictable at this time.

In September 2002, certain subsidiaries of ClimaChem entered into a non-binding letter of intent to sell substantially all the assets of Slurry and UTeC to an unrelated third party. Slurry and UTeC are principally in the packaged explosives business, which business is not considered by the Company to be part of its core Chemical Business. The letter of intent provides for the sale to close in the fourth quarter of 2002 for a purchase price for the assets of approximately $10.5 million, subject to adjustments. The sales proceeds will be used to reduce debt of the Company. The sale is subject to several conditions, including consent by the Working Capital Revolver and Financing Agreement lenders, due diligence, the buyer obtaining financing and a license to operate and negotiation of definitive agreements.

ClimaChem's December 2002 cash requirements include the semi-annual interest of $1.2 million on the outstanding Senior Unsecured Notes, the quarterly interest of $.9 million on the Senior Secured Notes and an annual lease payment of $4.8 million. Although the volatility of the Chemical Business is such that the projected results can fluctuate significantly, ClimaChem's cash flow projections indicate that there will be sufficient liquidity to make these payments. However, the borrowing availability at December 31, 2002, will be significantly lower after these payments are made.

The planned capital expenditures for the remainder of 2002 are approximately $1.5 million, but such capital expenditures are dependent upon obtaining acceptable funding. As discussed in Note 7, the Discharge Water issue is not yet finally determined but is currently expected to require capital expenditures of approximately $3.6 million over the next 3 to 4 years provided the Discharge Water permit is corrected, the City of El Dorado, Arkansas (the "City") builds its own discharge pipeline to a nearby river and we are permitted to tie our pipeline into the City's pipeline. Management is continuing to review the design and configurations of treatment and discharge facilities to address the permitting issues.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2002 and 2001

In addition to the discussion contained in this Note 14, additional discussion as to the Company's Liquidity and Management's Plan is contained in the Company's "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 34 through 50 of this report.

We presently believe, assuming that we are successful in our negotiations with the ADEQ or in our appeal to the Arkansas Pollution Control & Ecology Commission as discussed in Note 7, that we successfully negotiate the EBITDA covenant for 2003, and that we successfully execute the above plan for the remainder of 2002, we will meet our obligations as they come due; however, there are no assurances to that effect.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with our September 30, 2002 Condensed Consolidated Financial Statements.

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

Impairment of Long-Lived Assets including Goodwill - The Company has considered impairment of its long-lived assets and related goodwill related to its Chemical operations as a result of unfavorable operating results over the last several years. The Company has made an estimate of the future net cash flows associated with the Chemical facility in El Dorado, Arkansas. These estimates include the assumption that the Company will be able to achieve a gross margin from sales from this plant in the 6-12% range over the estimated remaining life of this facility of at least 15 years. Should our assumptions not be achieved, a portion of the Company's net carrying cost may be impaired in the near term.

The Company presently believes that it will be able to recover its net investment in its long-lived assets associated with the Hallowell Facility either through the sale discussed elsewhere in this report or from future operating cash flows if retained. The Company's belief is based on the Company's intent to sell these assets at an amount in excess of its net carrying cost.

Repurchase of Senior Unsecured Notes Due 2007 - As fully discussed in Liquidity and Capital Resources - Loan Agreements - Terms and Conditions and Note 8 of Notes to Condensed Consolidated Financial Statements, ClimaChem, Inc. ("ClimaChem"), a wholly owned subsidiary of the Company, completed a voluntary debt restructuring transaction whereby ClimaChem repurchased $52.3 million face value of its outstanding public 10 3/4% Senior Unsecured Notes ("Notes"). The cost to ClimaChem of the repurchased Notes was approximately $21.0 million below ClimaChem's carrying value. It was determined that this implied gain should not be accounted for as a gain in the second quarter of 2002. Based upon certain criteria including but not limited to unfavorable changes in ClimaChem's financial condition since the Notes were originally sold and the high interest rates on the new Loans, the transaction was accounted for as a debt restructuring.

Compliance with Long-Term Debt Covenants - As fully discussed in Liquidity and Capital Resources - Loan Agreements - Terms and Conditions and Note 8 of Notes to Condensed Consolidated Financial Statements, the Financing Agreement and Working Capital Revolver Loan as amended, of ClimaChem and its subsidiaries require that ClimaChem meet certain EBITDA amounts quarterly, on a trailing twelve-month basis. ClimaChem forecasts for the remainder of 2002 indicate that ClimaChem's operating results may not meet the covenants in the fourth quarter of 2002. Accordingly, the Company and the Working Capital Lenders have entered into an amendment to the Working Capital Revolving Loan agreement which modified the EBITDA covenant for the trailing twelve month period ending December 31, 2002 to a level consistent with the Company's forecast. The carrying value of assets and classification of liabilities of the Company is dependent upon, among other things, the Company's ability to successfully negotiate the EBITDA covenant for 2003 and beyond.

Overview

Chemical Business

 Our Chemical Business manufactures three principal product lines that are derived from natural gas and anhydrous ammonia: (1) fertilizer grade ammonium nitrate and urea ammonium nitrate for the agricultural industry, (2) explosive grade ammonium nitrate and solutions for the mining industry and (3) concentrated, blended and regular nitric acid and metallurgical grade ammonia for industrial applications. In addition, we also produce sulfuric acid and metallurgical grade anhydrous ammonia for commercial applications primarily in the paper industry.

 Anhydrous ammonia and natural gas represent the primary components in the production of most of the products of the Chemical Business. Under the Chemical Business' current ammonia supply agreement, EDC purchases its requirements of purchased ammonia at market price plus transportation to the facility in El Dorado, Arkansas. The Chemical Business' natural gas feed stock requirements are purchased at spot market price for delivery to its Cherokee, Alabama facility. The purchase cost of anhydrous ammonia and natural gas, increased substantially during the third quarter and have continued to increase through the date of this report. If the rising costs of the Chemical Business' feed stocks continue and if the Chemical Business is unsuccessful in its efforts to increase the sales prices of its products to its customers to absorb the increased costs, the Chemical Business' gross profit could be materially affected.

On April 8, 2002, a portion of our subsidiary's chemical plant complex in El Dorado, Arkansas experienced damage from high winds and a likely tornado. Plant management and engineers surveyed the damage which affected the production facilities for ammonium nitrate, certain acid plants, a large cooling tower, and other equipment. As of the date of this report the repairs have been completed. During the repair time, we were not able to produce industrial grade ammonium nitrate until the middle of May 2002. Production of our other products, agricultural grade ammonium nitrate and industrial acids, continued without material interruption.

Our property insurance covering the chemical plant entitles the Company to receive approximate replacement value for the damaged property less an aggregate $1 million deductible. We also had a thirty day waiting period before our business interruption insurance coverage became effective. In October of 2002, a final settlement of $2.5 million, net of the $1 million deductible, was reached for the property and business interruption insurance claims. The net proceeds relating to our property insurance claim will exceed the cost of repairs and the depreciated value of the damaged assets. No gain relating to property damage or business interruption insurance recovery associated with this event is included in the accompanying Condensed Consolidated Statements of Operations as of September 30, 2002.

On September 3, 2002, certain subsidiaries of the Company entered into a non-binding letter of intent ("Letter of Intent") to sell substantially all the assets of Slurry and UTeC to an unrelated third party. Slurry and UTeC are principally in the packaged explosives business, which business is not considered by the Company to be part of its core Chemical Business. The letter of intent provides for the sale to close in the fourth quarter of 2002 for a purchase price for the assets of approximately $10.5 million, subject to adjustments. The sales proceeds will be used to reduce debt of the Company. The sale is subject to several conditions, including consent by the Working Capital Revolver and Financing Agreement lenders, due diligence, the buyer obtaining financing and a license to operate and negotiation of definitive agreements. Also on September 30, 2002, UTeC was granted a license from the BATF to manufacture the explosives products which Slurry formerly manufactured and sold.

Climate Control

 The Climate Control Business manufactures and sells a broad range of hydronic fan coil, air handling, air conditioning, heating, water source and geothermal heat pumps, and dehumidification products targeted to both commercial and residential new building construction and renovation.

The Climate Control Business focuses on product lines in the specific niche markets of hydronic fan coils and water source heat pumps and has established a significant market share in these specific markets.

 RESULTS OF OPERATIONS

 The Climate Control Business' results through the first nine months of 2002 are considerably better than 2001. On the other hand, the Chemical Business has fallen significantly behind that of 2001.

The over supply of agricultural products on the market has resulted in lower volumes and unit net back prices in relation to cost than expected. This applies to approximately 50% of the volume for the Chemical Business. The other approximate 50% of the products produced by the various plants that make up the Chemical Business are sold pursuant to long term contracts that provide for cost plus pricing. The market conditions for agricultural nitrogen based chemical products produced by our Chemical Business primarily nitrogen products that are not sold pursuant to long-term cost plus contracts have been disappointing thus far in 2002 and the outlook for the remainder of 2002 continues to be unfavorable for those products. We continue to plan to increase the production level to the permitted and practical capacity levels to cover the fixed costs of the plants. The objective is to run the El Dorado, Arkansas and the Cherokee, Alabama plants at optimum levels based on market conditions.

The Chemical plants are volume sensitive. The volumes through the first nine months have been below the break even point due in part to supply and demand and due in part to the two unusual events that occurred during the period. These unusual events are the storm damage at the El Dorado, Arkansas plant and the revocation of Slurry's BATF license, both of which are discussed above.

Nine months ended September 30, 2002 vs. Nine months ended September 30, 2001

Net Sales

 Net sales for the nine-month period ended September 30, 2002 were $225.6 million compared to $261.4 million for the first nine months of 2001 or a decrease of $35.8 million. The decrease in sales resulted primarily from decreased sales in our Chemical Business of $29.5 million resulting from (i) the elimination of sales of certain explosive products of approximately $16.7 million subsequent to the sale of all of its explosive distribution centers to unrelated third parties in October 2001, (ii) lower sales prices due, primarily to lower cost of the raw material feed stock which is passed through to the sales prices and an over supply of agricultural products within the market we serve and (iii) the reduction in volume of industrial grade ammonium nitrate due to the business interruption at the El Dorado, Arkansas chemical plant in April 2002 and the reduction in volume of explosive products sold by our subsidiary, Slurry Explosive Corporation ("Slurry"), due to their license revocation as discussed in Note 7 of Notes to Condensed Consolidated Financial Statements. The Climate Control Business sales were lower by approximately $4.5 million resulting principally from the elimination of an unprofitable product line during the fourth quarter of 2001.

Gross Profit

Gross profit was $37.1 million or 16.4% as a percentage of net sales for the nine months ended September 30, 2002, compared to $44.1 million or 16.9% for the same period of 2001. This decrease in the gross profit percentage was the result of lower profit margins in the Chemical Business due primarily to the effect of the business interruption at the El Dorado, Arkansas chemical plant which lasted approximately 50 days, a decrease in profit margins relating to agricultural products due, in part, to an over supply within our market and the significant amount of lost sales and gross profit related to the reduction in volume of explosive products sold by Slurry. This decrease was partially offset by improved profit margins in our Climate Control Business relating to the elimination of certain low-margin products during the fourth quarter of 2001 and improved profit margins for the products retained.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses were $35.9 million for the first nine months of 2002, compared to $36.8 million for the same nine-month period of 2001. This decrease is primarily the result of the reduction of expenses relating to the elimination of certain low-margin products in the Climate Control Business during the fourth quarter of 2001 offset, in part, by an increase in legal and consulting fees incurred by Slurry and Company-wide increase in health insurance costs.

Gains on Sales of Property and Equipment

For the first nine months of 2001, we recognized gains on sales of property and equipment of $3.9 million (the amount for 2002 was minimal). The gain in

2001 included the sale of the Crystal City Plant site as discussed in Note 9 of Notes to Condensed Consolidated Financial Statements.

Gain on Extinguishment of Debt

As discussed in Note 8 of Notes to Condensed Consolidated Financial Statements, during the nine months ended September 30, 2001, ClimaChem repurchased Senior Unsecured Notes having a face value of $4.7 million and recognized a gain of $2.6 million.

 Benefit from Termination of Firm Purchase Commitments

 As discussed in Note 10 of Notes to Condensed Consolidated Financial Statements, we had a gain of approximately $.3 million from the termination of firm purchase commitments for the nine months ended September 30, 2002 compared to $2.3 million for the same period in 2001.

Interest Expense

 Interest expense was $6.8 million in the first nine months of 2002 compared to $11 million for the first nine months of 2001. The decrease of $4.2 million primarily resulted from our lower interest rates, the decrease in borrowings from our revolving credit facilities, the elimination of interest expense recognition on the Financing Agreement indebtedness, since that transaction for the repurchase of Senior Unsecured Notes was accounted for as a voluntary debt restructuring during the second quarter of 2002, and the repurchase of Senior Unsecured Notes during the third quarter of 2001. See Note 8 of Notes to Condensed Consolidated Financial Statements.

Income (Loss) before Provision for Income Taxes and Cumulative Effect of Accounting Change

As a result of the items discussed above, we had a loss before provision for income taxes and cumulative effect of accounting change of $4.4 million in the first nine months of 2002 compared to income of $5.1 million in 2001. The Climate Control Business reported a substantial increase in operating results for the nine-month period ended September 30, 2002 compared to the same period in 2001. The Chemical Business reported a significant decline in operating results in the nine months ended September 30, 2002 as compared to the prior year due to selling prices for agricultural products decreasing more than the cost of raw material feed stock, the business interruption losses incurred relating to the storm damage and the losses resulting from the revocation of Slurry's license as discussed above.

Provision for Income Taxes

As a result of providing deferred tax asset valuation allowances related to our net operating loss carry-forwards as discussed in Note 2 of Notes to Condensed Consolidated Financial Statements, the provision for income taxes relates only to current state income taxes for the nine months ended September 30, 2002. For the same period in 2001, the provision for income taxes relates to current state income taxes and federal alternative minimum taxes.

Cumulative Effect of Accounting Change

Upon adoption of Statement No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002, we recognized $860,000 of negative goodwill as a cumulative effect of accounting change for the nine months ended September 30, 2002.

 Three months ended September 30, 2002 vs. Three months ended September 30, 2001.

 Net Sales

 Net sales for the three-month period ended September 30, 2002 were $71.3 million compared to $76.8 million for the same period in 2001 or a decrease of $5.4 million. The decrease in sales resulted primarily from decreased sales in our Chemical Business of $3.9 million resulting from (i) the elimination of sales of certain explosive products subsequent to the sale of all of its explosive distribution centers to unrelated third parties in October 2001, (ii) lower sales prices due, primarily to lower cost of the raw material feed stock which is passed through to the sales prices and (iii) the reduction in volume of explosive products sold by Slurry, due to their license revocation as discussed in Note 7 of Notes to Condensed Consolidated Financial Statements. This decrease in sales in the Chemical Business was partially offset by an increase in volume of chemical products at the El Dorado chemical plant. The Climate Control Business sales were lower by approximately $1.5 million due, in part, from the elimination of an unprofitable product line during the fourth quarter of 2001.

Gross Profit

Gross profit was $10.8 million or 15.2% as a percentage of net sales for the three months ended September 30, 2002, compared to $10.5 million or 13.7% for the three-month period ended September 30, 2001. The increase in the gross profit percentage was primarily the result of improved profit margins in our Climate Control Business relating to the elimination of certain low-margin products during the fourth quarter of 2001 and improved profit margins for the products retained.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses were $12.1 million and $12.4 million for the three-month periods ended September 30, 2002 and 2001, respectively. This decrease is primarily the result of the reduction of expenses relating to the elimination of certain low-margin products in our Climate Control Business during the fourth quarter of 2001.

Gains (Losses) on Sales of Property and Equipment

For the three months ended September 30, 2001, we recognized gains on sales of property and equipment of $3.6 million. The gains in 2001 included the sale of the Crystal City Plant site as discussed in Note 9 of Notes to Condensed Consolidated Financial Statements.

Gain on Extinguishment of Debt

As discussed in Note 8 of Notes to Condensed Consolidated Financial Statements, during the three months ended September 30, 2001, ClimaChem repurchased Senior Unsecured Notes having a face value of $4.7 million and recognized a gain of $2.6 million.

Interest Expense

Interest expense was $1.6 million for the three months ended September 30, 2002 compared to $3.5 million for the three months ended September 30, 2001. The decrease of $1.9 million primarily resulted from lower interest rates, the decrease in borrowings from revolving credit facilities, the elimination of interest expense recognition on the Financing Agreement indebtedness, since that transaction for the repurchase of Senior Unsecured Notes was accounted for as a voluntary debt restructuring during the second quarter of 2002, and the repurchase of Senior Unsecured Notes during the third quarter of 2001. See Note 8 of Notes to Condensed Consolidated Financial Statements.

Income (Loss) before Provision for Income Taxes

As a result of the items discussed above, we had a loss before provision for income taxes of $2.7 million for the three-month period ended September 30, 2002 compared to income of $.7 million for the same period in 2001.

Provision for Income Taxes

As a result of providing deferred tax asset valuation allowances related to our net operating loss carry-forwards as discussed in Note 2 of Notes to Condensed Consolidated Financial Statements, the provision for income taxes relates to current state income taxes for the three-month period ended September 30, 2002 (none for 2001).

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from Operations

 Historically, our primary cash needs have been for operating expenses, working capital and capital expenditures. We have financed our cash requirements primarily through internally generated cash flow, borrowings under our revolving credit facilities, secured equipment financing and the sale of assets. See additional discussion concerning cash flows from the Chemical and Climate Control Businesses in Source of Funds.

Net cash provided by operating activities for the nine months ended September 30, 2002 was $17.2 million resulting from operating cash flow and reductions in current assets, primarily accounts receivable and inventories. The decrease in accounts receivable is due, in part, from the decreased sales of explosive products by Slurry in the Chemical Business and a reduction in the number of days outstanding in the Climate Control Business. The decrease in inventories relates primarily to agricultural products sold during the spring fertilizer season in the Chemical Business and planned reductions in the Climate Control Business. The increase in accrued and other noncurrent liabilities is due primarily to a prorata accrual for an annual lease payment due in December 2002.

Cash Flow From Investing and Financing Activities

 Net cash used in investing activities for the nine months ended September 30, 2002 included $9.8 million for capital expenditures primarily for the benefit of the Chemical Business relating to the replacement of plant and equipment damaged by the storm at the El Dorado, Arkansas chemical plant and to modernize the Hallowell, Kansas plant and enhance security. The change in noncurrent restricted cash held in escrow of $1.8 million relates to a cash collateral account established pursuant to the terms of the new Senior Secured Notes dated May 24, 2002 described below. The decrease in other assets results from the utilization of noncurrent prepaid supplies at the El Dorado, Arkansas chemical plant.

Net cash used in financing activities included a net decrease in revolving debt of $6 million, payments on long-term and other debt of $5.8 million offset by long-term borrowings of $2.6 million. See Note 8 of Notes to Condensed Consolidated Financial Statements relating to the voluntary debt restructuring transaction.

Obligations and Commitments

In the operation of business, we enter into contracts, leases and borrowing arrangements. In connection with a series of agreements with Bayer Corporation ("Bayer") to supply nitric acid with a provision for pass through of production costs with certain performance obligations on our part, a subsidiary of ClimaChem entered into a 10 year leveraged lease in June 1999 that requires minimum future net lease rentals of approximately $61.7 million at September 30, 2002. The lease payments are includable costs in these agreements. These lease rentals are made monthly with one annual payment each year representing a majority of the amount due for the year. Our ability to perform on this lease commitment is contingent upon Bayer's performance under the related purchase agreement.

Our commitments and obligations as of September 30, 2002, are summarized in the following table. See discussion below in "Loan Agreements - Terms and Conditions" and Note 8 of Notes to Condensed Consolidated Financial Statements.

Due October 1 - December 31,	Due in the Year Ending December 31,
Type of Obligation (1)	Total	2002	2003	2004	2005	2006	Thereafter
(in thousands)
Long-term debt:
Working Capital Revolver Loan (2)	$30,799	$30,799	$-	$-	$-	$-	$-
Senior Unsecured Notes due 2007	18,300	-	-	-	-	-	18,300
Financing Agreement due 2005	35,000	-	-	-	35,000	-	-
Accrued interest on Financing Agreement due 2005	17,130	939	3,726	3,736	8,729	-	-
Other	22,601	2,008	7,234	3,236	1,649	1,140	7,334
Total long-term debt	123,830	33,746	10,960	6,972	45,378	1,140	25,634
Leveraged lease	61,684	5,310	7,666	13,001	2,250	8,175	25,282
Other operating leases	10,342	464	1,600	1,324	1,019	780	5,155
Purchase commitments	6,858	662	918	918	918	918	2,524
	$202,714	$40,182	$21,144	$22,215	$49,565	$11,013	$58,595

  See our Form 10-K for the year ended December 31, 2001 for an expanded discussion on these arrangements. Also see Note 8 of Notes to Condensed Consolidated Financial Statements for a discussion of the repurchase of $52.3 million aggregate principal amount of ClimaChem's Senior Unsecured Notes and the financing arrangement with certain lenders to fund this repurchase.

  The Working Capital Revolver Loan is not due by its terms until April 2005; the underlying agreement contains provisions e.g., "a material adverse change in operating results or financial condition", which are construed to be a subjective acceleration clause. Therefore, the Loan is classified as due within one year at September 30, 2002 in the accompanying Condensed Consolidated Balance Sheet.

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

The Working Capital Revolver agreement provides for borrowings based upon advances against accounts receivables and inventories at agreed to advance rates. The accounts and inventories are pledged to secure the borrowings. The net borrowing ability at any one time is determined by the unborrowed availability created by the underlying security. The net credit available for borrowings constitutes the principal source of liquidity. At September 30, 2002, the net credit available for additional borrowings was $7.3 million.

The ability to maintain an adequate amount of borrowing availability depends on the cash flow from operations, the investing activities and required debt amortization.

The Climate Control Business consistently generates a significant positive cash flow. However, the Chemical Business operations have resulted in a negative cash flow for the first nine months of 2002 and the Chemical Business' cash flow is projected to remain negative for the remainder of 2002.

The negative cash flow in the Chemical Business is a result of operating losses in the nitrogen producing plants in El Dorado, Arkansas and Cherokee, Alabama, disruptions caused by the storm damage as previously discussed and the losses due to the revocation of Slurry's license to produce its profitable high explosives at its Hallowell, Kansas facility also previously discussed. The operating losses in the agricultural nitrogen business are due to low selling prices compared to the cost of the raw material feed stocks, natural gas and anhydrous ammonia. The low selling prices were due primarily to an oversupply of agricultural nitrogen products of the kind we produce in the market. Our ability to turn the operating results around are dependent upon changes in market conditions which are unpredictable at this time.

In September 2002, certain subsidiaries of the ClimaChem entered into a non-binding letter of intent to sell substantially all the assets of Slurry and UTeC to an unrelated third party. Slurry and UTeC are principally in the packaged explosives business, which business is not considered by the Company to be part of its core Chemical Business. The letter of intent provides for the sale to close in the fourth quarter of 2002 for a purchase price for the assets of approximately $10.5 million, subject to adjustments. The sales proceeds will be used to reduce debt of the Company. The sale is subject to several conditions, including consent by the Working Capital Revolver and

Financing lenders, due diligence the buyer obtaining financing and a license to operate and negotiation of definitive agreements.

ClimaChem's December 2002 cash requirements include the semi-annual interest of $1.2 million on the outstanding Senior Unsecured Notes, the quarterly interest of $.9 million on the Senior Secured Notes and an annual lease payment of $4.8 million. Although the volatility of the Chemical Business is such that the projected results can fluctuate significantly, ClimaChem's cash flow projections indicate that there will be sufficient liquidity to make these payments. However, the borrowing availability at December 31, 2002, will be significantly lower after these payments are made.

The planned capital expenditures for the remainder of 2002 are approximately $1.5 million, but such capital expenditures are dependent upon obtaining acceptable funding. As discussed in Note 7 of Notes to Condensed Consolidated Financial Statements, and below, the Discharge Water program is not yet finally determined but is currently expected to require capital expenditures of approximately $3.6 million over the next 3 to 4 years, provided the Discharge Water permit is corrected, the city of El Dorado, Arkansas (the "City") builds its own discharge pipeline to a nearby river and we are permitted to tie our pipeline into the City's pipeline. Discussions of the nature of the program and means of securing financing are currently underway.

Loan Agreements - Terms and Conditions

 ClimaChem and its subsidiaries are parties to a $50 million credit facility (the "Working Capital Revolver Loan"). Outstanding borrowings under ClimaChem's Working Capital Revolver Loan were $30.8 million as of September 30, 2002. The Working Capital Revolver Loan, as amended, requires ClimaChem to meet certain financial covenants on a quarterly and/or annual basis including the requirement to maintain earnings before interest, taxes, depreciation, amortization and extraordinary gains ("EBITDA") for ClimaChem and its Climate Control Business on a trailing twelve month basis of $18 million and $10 million, respectively, measured as of September 30, 2002 and $16 million (prior to the amendment discussed below) and $10 million, respectively, measured as of December 31, 2002. ClimaChem and its Climate Control Business's EBITDA for the twelve month period ended September 30, 2002 was in excess of the required amounts. ClimaChem's forecast for the fourth quarter 2002 indicates that it probably will not maintain a trailing twelve month EBITDA of the $16 million required by the Working Capital Revolver Loan agreement.

At this point, ClimaChem's trailing twelve month EBITDA as defined, at December 31, 2002, is projected to be approximately $12 million. As a result of the projected results, the Working Capital Revolver lenders, at ClimaChem's request, modified and reset the trailing twelve month EBITDA covenant for the period ending December 31, 2002 consistent with the Company's forecast level.

The Financing Agreement, as discussed below, is cross-defaulted to the Working Capital Revolver Loan agreement and therefore the modification of the EBITDA covenant by the Working Capital Revolver lenders was required to maintain compliance with the provisions of the Financing Agreement. For fiscal quarters ending after December 31, 2002, the EBITDA requirement shall be determined based on ClimaChem's forecasted financial statements, however, if ClimaChem and the provider of the Working Capital Revolver Loan can not reach an agreement, the EBITDA requirement shall not be less than $19 million. At this time, no proposal has been made or agreement reached relative to 2003 EBITDA. Accordingly, it is presently uncertain whether ClimaChem will be able to achieve ultimately agreed upon EBITDA levels required to remain in compliance with the Working Capital Revolver Loan. If the parties cannot agree to set the 2003 covenant(s) at levels indicated by the Company's preliminary forecast for 2003, we will be unable to meet a $19 million trailing twelve month EBITDA covenant for the first two quarters of 2003. The Working Capital Revolver Loan requires that ClimaChem's excess availability, as defined, equal an amount not less than $.5 million. It also requires ClimaChem's excess availability, as defined, equal an amount not less than $1.5 million on the date of the periodic interest payments due on it's 10 3/4% Senior Unsecured Notes due 2007 and interest due on the Senior Secured Loans due 2005. As of September 30, 2002, ClimaChem's excess availability under the Working Capital Revolver Loan was $7.3 million. The effective interest rate under the Working Capital Revolver Loan was 6.75%.

 In May 2002, our wholly owned subsidiary, ClimaChem, repurchased $52.3 million face value aggregate principal amount of its Senior Unsecured Notes. The purchase price per $1,000 of aggregate principal amount of Senior Unsecured Notes was approximately $575, resulting in an aggregate purchase price of approximately $30.1 million. As a result of the repurchase, the balance of the aggregate principal amount of the Senior Unsecured Notes outstanding and in the hands of unrelated third parties is approximately $18.3 million.

In order to fund the repurchase of the Senior Unsecured Notes, ClimaChem entered into a Financing Agreement with certain lenders (the "Lenders"). Each Lender is an affiliate of the other Lenders. Pursuant to the terms of the Financing Agreement, the Lenders loaned $35 million to ClimaChem (collectively, the "Loans"). The Loans mature on June 30, 2005, and bear interest at an annual rate equal to 10 1/2% per annum, payable quarterly, and an additional interest rate of 5 1/2% which is payable either at maturity or upon prepayment. The Lenders and affiliates of the Lenders owned the Senior Unsecured Notes which were repurchased by ClimaChem.

The proceeds of the Loans were used to fund the repurchase of the Senior Unsecured Notes by ClimaChem from the Lenders and certain affiliates of the Lenders, to pay the closing costs, fees and expenses incurred in connection with the Loans of approximately $3.1 million and to fund a cash collateral account of approximately $1.8 million. The cash collateral will be available to ClimaChem at the earlier of (i) the date the Loans are paid in full or (ii) November 23, 2003 so long as no default or event of default is then continuing. Therefore the $1.8 million is classified as a noncurrent asset and is included in other assets at September 30, 2002. In connection with the closing of the Loans, the Lenders entered into an Intercreditor Agreement with ClimaChem's Working Capital Revolver Loan lender.

The Financing Agreement requires ClimaChem to maintain quarterly EBITDA, as defined, for ClimaChem and its Climate Control Business on a trailing twelve-month basis of $18 million and $10 million, respectively, measured as of September 30, 2002, and $16 million and $10 million, respectively, measured as of December 31, 2002. The agreement provides that all transaction costs deducted from net earnings in the second quarter 2002, that are directly related to the transaction to repurchase the Notes and enter into the Financing Agreement of approximately $3.2 million, are an add back to the second quarter 2002 EBITDA. ClimaChem's forecast for the fourth quarter 2002 indicates that it probably will meet the minimum EBITDA financial covenant, as defined, for the trailing twelve months ending December 31, 2002. The Financing Agreement is cross-defaulted to the Working Capital Revolver Loan agreement and therefore the modification of the EBITDA covenant by the Working Capital Revolver lenders was required to maintain compliance with the provision of the Financial Agreement. For fiscal quarters ending after December 31, 2002, the EBITDA requirement shall be determined based on ClimaChem's forecasted financial statements, however if ClimaChem and the Lenders can not reach an agreement, the EBITDA requirement shall not be less than $19 million. At this time, no proposal has been made or agreement reached relative to 2003 EBITDA. Accordingly, it is presently uncertain whether ClimaChem will be able to achieve ultimately agreed upon EBITDA levels required to remain in compliance with the Financing Agreement.  If the parties cannot agree to set the 2003 covenant(s) at levels indicated by the Company's preliminary forecast for 2003, we will be unable to meet a $19 million trailing twelve month EBITDA covenant for the first two quarters of 2003. For fiscal quarters ending after June 30, 2002 through March 31, 2003, if ClimaChem fails to maintain EBITDA as defined on a trailing twelve-month basis of at least $15 million (a "Trigger Event"), then within 210 days of the end of such fiscal quarter, ClimaChem shall pay the Lenders an amount equal to 33.3% of then outstanding principal of the Loans plus related accrued interest ($35.7 million at September 30, 2002). ClimaChem's forecast for the fourth quarter 2002 indicates that it probably will meet the minimum EBITDA financial covenant, as defined, for the trailing twelve months ending December 31, 2002. However, if ClimaChem maintains the required EBITDA on a trailing twelve-month basis as of the end of each of the two fiscal quarters immediately following the Trigger Event, then within 210 days of such Trigger Event, ClimaChem shall pay the Lenders an amount equal to 10% of then outstanding principal of the Loans plus related accrued interest. For trailing twelve month periods ending after March 31, 2003 if ClimaChem's EBITDA is less than $17 million, the Trigger Event as discussed above will be effective.

The Financing Agreement also requires ClimaChem to achieve an annual fixed charge coverage ratio of at least 1 to 1 and limits annual capital expenditures to $11.1 million measured quarterly on a trailing twelve-month basis. The Financing Agreement also contains covenants that, among other things, limit ClimaChem's ability to: (i) incur additional indebtedness, (ii) incur liens, (iii) provide certain guarantees (iv) engage in mergers, consolidations or other forms of recapitalization and (v) dispose of assets. The Lenders may, upon an event of default as defined, terminate the Financing Agreement and demand the balance outstanding due and payable in full. The Financing Agreement includes a prepayment fee equal to 2% of the principal amount paid should ClimaChem elect to prepay any principal amount prior to May 24, 2003. This fee is reduced to 1% during the second twelve-month period and to .5% during the third twelve-month period.

The Loans are secured by (a) a first lien on (i) certain real property and equipment located at the El Dorado, Arkansas manufacturing facility (excluding the DSN Plant and other exceptions) (the "EDC Plant") (ii) certain real property and equipment located at the Cherokee, Alabama manufacturing facility (the "Cherokee Plant") owned by a subsidiary of the Company that is not a subsidiary of ClimaChem, (iii) certain real property located at the Hallowell, Kansas facility, (iv) all of the outstanding shares of common stock in Universal Tech Corporation, (v) a cash collateral account of $1.8 million, and (b) a second lien on the assets upon which ClimaChem's Working Capital Revolver lender has a first lien. The Loans are guaranteed by the Company and certain subsidiaries of ClimaChem.

In connection with the completion of the Financing Agreement, ClimaChem and our subsidiaries which are guarantors of ClimaChem's Working Capital Revolver Loan entered into an amendment to the Working Capital Revolver Loan pursuant to which we and certain of ClimaChem's subsidiaries pledged additional collateral to secure ClimaChem's obligations under the Working Capital Revolver Loan. The additional collateral consisted of a second mortgage on the assets to which the Lenders were granted a first lien. Also, the Working Capital Revolver Loan, as amended, modified the EBITDA requirements as discussed above.

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

As a result of the debt restructuring, the carrying amount of long-term debt owed the Lenders as of September 30, 2002 is $52.1 million which includes $17.1 million interest due on the Loans through maturity. Of this, interest of $3.7 million is included in current portion of long-term debt at September 30, 2002.

ClimaChem is restricted as to the funds that it may transfer to LSB, the non-ClimaChem companies and certain ClimaChem companies under the terms contained in the Financing Agreement and the Working Capital Revolver Loan. Under the terms ClimaChem is permitted to distribute funds in the form of (a) advances, loans and investments, in an aggregate amount not to exceed $2,000,000, at any time outstanding, and (b) distribute or pay in the form of dividends and other distributions an aggregate amount not to exceed, during each fiscal year, 50% of ClimaChem's consolidated net income for such fiscal year (calculated after deducting all other dividends and distributions made by ClimaChem to us during the fiscal year). This limitation will not prohibit payment of amounts due under a Services Agreement, Management Agreement and a Tax Sharing Agreement. ClimaChem did not declare and pay to the Company a dividend during the nine months ended September 30, 2002 and there were no management fees due or paid pursuant to the EBITDA formula in the Management Agreement. For the nine months ended September 30, 2002, ClimaChem owed the Company approximately $4.0 million under the Tax Sharing Agreement.

Dividends

 Due to the Company and ClimaChem's previous operating losses and limited borrowing ability under the credit facility then in effect, we discontinued payment of cash dividends on Common Stock for periods subsequent to January 1, 1999, until the Board of Directors determines otherwise. As of the date of this report, we have not paid the regular quarterly dividend of $.8125 on the outstanding $3.25 Convertible Exchangeable Class C Preferred Stock Series 2 ("Series 2 Preferred") since June 15, 1999, resulting in approximately $6.6 million in total accrued and unpaid dividends on the Series 2 Preferred. In addition, we did not declare and pay the regular annual dividend of $12.00 on the Series B Preferred since 1999, resulting in $.7 million in accrued and unpaid dividends on the Series B Preferred. We do not anticipate having funds available to pay dividends on our stock for the foreseeable future.

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

The process water discharge and storm water run off ("Discharge Water") are governed by a State permit renewed every five (5) years. The current permit expired in 1995, and the State was preparing to issue the facility a new permit in early 1997, which included much more stringent limits which the current treatment system could not meet. Negotiations were held with the Director of the State agency in March, 1997, and he agreed to a formal Consent Administrative Order ("CAO") in September, 1998, which CAO contained certain deadlines for the completion of activities at the El Dorado Chemical Company ("EDC") plant site pending issuance of a new permit. The Arkansas Department of Environmental Quality ("ADEQ") did not timely issue the permit and agreed to extend the CAO deadlines. In June 2002 a formal amendment to the CAO, executed by ADEQ and EDC, became effective, which extended the compliance date until three (3) years after the effective date of the renewal permit. The renewal permit has now been issued by the ADEQ, and it includes new, more restrictive permit limits which, based on current information, EDC does not believe it would be able to comply with. However, counsel has advised us that he does not believe that the permit as issued applies, or correctly applies, the applicable effluent guidelines for fertilizer facilities, resulting in permit effluent restrictions which are far more restrictive than required by the guidelines and which would not be feasible for EDC to achieve. EDC also believes that the permit, as issued, contains other material obligations which would not be feasible for EDC to implement. EDC has appealed the permit to the Arkansas Pollution Control & Ecology Commission ("Commission") and the permit will not become effective until the appeal to the Commission is resolved. EDC and ADEQ have agreed to suspend the appeal proceedings temporarily and to attempt to negotiate mutually acceptable revisions to the permit. At the request of EDC, ADEQ has assigned a more experienced engineer to the project to facilitate the negotiations. We believe that during these negotiations the permit will be revised to provide EDC certain credits for storm water. These negotiations have resulted in a report to the appeal Hearing Officer that ADEQ plans to issue a new draft permit with less restrictive effluent limitations.  As a result the appeal proceedings have been stayed pending further negotiations. At this time it is not possible to predict the limits that will be included in the new permit, or what type of treatment will be required to comply with the new permit limits.  Based on estimates and calculations made by EDC's engineering consultant, we believe that the new permit will require additional expenditures, estimated to be approximately $3.6 million, which will be expended over a period of three to four years. If EDC is unable to obtain appropriate modifications to the permit, either through negotiations, appeal to the Commission, or through court proceedings, based on our current liquidity and information currently available to us, we do not believe that

EDC will be able to comply with the terms of the permit or have the necessary liquidity to make all of the capital improvements required to comply with the permit's terms. An inability to obtain satisfactory modifications to the permit could result in EDC having either to substantially reduce the operations of the El Dorado Facility or to sell the El Dorado Facility, either of which could have a material adverse effect on its financial condition and may result in the recognition of impairment of certain long-lived assets and may result in an event of default in other material contracts.

The CAO recognizes the presence of nitrate contamination in the shallow groundwater, and requires EDC to undertake onsite bioremediation. The bioremediation has not proven to be effective, and EDC is currently undertaking a comprehensive evaluation of the shallow groundwater trends in contamination reduction and movement. The final remedy for shallow groundwater contamination will be selected in the future. There are no known users of this shallow groundwater in the area, and preliminary risk assessments have not identified any risk that would require additional remediation.

The CAO included a $183,700 penalty assessment of which $125,000 was satisfied over five years by expenditures of $25,000 per year for discharge minimization activities. An additional $57,000 was satisfied by funding approved supplemental environmental projects. The monetary civil penalty payment of $1,700 has been paid.

Draining of Equalization Pond at the El Dorado, Arkansas Plant

In September 2001, in response to a maintenance emergency and to prevent an uncontrolled release, the large equalization pond located at the Chemical Business' El Dorado, Arkansas manufacturing facility was drained to accommodate repairs to an underground discharge pipe. This event began when a weld break developed in the pond's pipe which allowed the release of water to the permitted outfall. It was determined to allow water to be released through the valve into the permitted discharge to avoid erosion of a levy, to permit monitoring and sampling of Discharged Water, and to direct the discharge to the permitted outfall. No adverse environmental conditions were noted at the discharge, however, the sustained discharge was out of compliance with the mass effluent limits contained in the permit. EDC's environmental compliance manager determined that proper procedure would be to notify ADEQ in the month end report. The ADEQ disagreed and took the position that they should have been notified immediately. In April 2002, EDC and the ADEQ entered into a Consent Administrative Order to settle any civil penalty claims relating to this discharge event whereby EDC paid a $50,000 civil penalty to the ADEQ and will spend another $50,000 on supplemental environmental projects.

EDC and two EDC employees received letters dated April 4, 2002, from the United States Attorney's office in Fort Smith, Arkansas indicating that a criminal charge could be brought against EDC and the two employees as a result of the draining of the equalization pond. The letter further requests that the recipients, through counsel, contact the Assistant United States Attorney ("AUSA"). EDC has retained counsel and has arranged for counsel for the two employees. In discussions between such counsel and the AUSA, the AUSA expressed satisfaction that EDC and the employees responded promptly to the letters, and indicated that he desired a communication with EDC to ensure that EDC was adequately addressing its environmental obligations. In further discussions with the AUSA, the AUSA suggested that the Company and the individuals settle any claims by pleading to a misdemeanor violation in connection with Discharge Water permit violations resulting from the release of Discharge Water from the large equalization pond. EDC rejected the AUSA's suggestions. EDC is engaging in discussions with the AUSA in an attempt to resolve the above concerns of the AUSA.

Other

As discussed in Note 7 of Notes to Condensed Consolidated Financial Statements, we have other contingencies that could impact our operating results and/or liquidity in the event that we are unsuccessful in defending against the claimants. Although we do not anticipate that these claims will result in substantial adverse impacts on our operating results and/or liquidity, it is not possible to determine the outcome. The preceding sentence is a forward looking statement that involves a number of risks and uncertainties that could cause actual results to differ materially. See Special Note Regarding Forward-Looking Statements.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

General

Our results of operations and operating cash flows are impacted by changes in market interest rates and changes in market prices of anhydrous ammonia and natural gas. Our Chemical Business buys substantial quantities of anhydrous ammonia and natural gas as feed stocks for use in manufacturing processes generally at spot market prices. Periodically, the Chemical Business enters into fixed-price natural gas contracts, however, there were no purchase commitments on these contracts at September 30, 2002.

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

As of September 30, 2002, our variable rate and fixed rate debt, which aggregated $123.8 million, exceeded the debt's fair market value by approximately $27.2 million ($34.1 million at December 31, 2001). The fair value of the Senior Unsecured Notes of one of our subsidiaries was determined based on a market quotation for such securities.

Item 4. Controls and Procedures

 Within 90 days prior to the date of this report, the Company's management, including our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures to provide reasonable assurance that a registrant is able to record, process, summarize and report the information required in the registrant's quarterly and annual reports under the Securities Exchange Act of 1934. Based on this evaluation, our chief executive officer and chief financial officer believe that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports filed with the Securities and Exchange Commission. While they believe our existing disclosure controls and procedures have been effective to accomplish these objectives, we intend to continue to examine, refine and formalize our disclosure controls and procedures and to maintain ongoing developments in this area. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those internal controls subsequent to the date we carried out our last evaluation.

SPECIAL NOTE REGARDING
FORWARD-LOOKING STATEMENTS

Certain statements contained within this report may be deemed "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements in this report other than statements of historical fact are Forward-Looking Statements that are subject to known and unknown risks, uncertainties and other factors which could cause actual results and performance of the Company to differ materially from such statements. The words "believe", "expect", "anticipate", "intend", "will", and similar expressions identify Forward-Looking Statements. Forward-Looking Statements contained herein relate to, among other things, availability of net operating loss carryovers,
amount to be spent relating to compliance with federal, state and local environmental laws at the El Dorado Facility, the permit governing the Discharge Water will be corrected to comply with legal guidelines that the El Dorado Facility will be able to meet,
El Dorado Chemical Company or its employees have criminal exposure in the equalization pond matter, the anticipated consent order for Slurry will not have a material adverse effect on the Company, liquidity and availability of funds,
anticipated financial performance,
ability to successfully negotiate agreeable terms on the Financing Agreement and Working Capital Revolver Loan,
adequate cash flows to meet our presently anticipated working capital requirements, adequate resources to meet our obligations as they come due, ability to make planned capital improvements,
ability to obtain financing for discharge water disposal project, management does not anticipate that these contingent claims will result in substantial adverse impact on our liquidity, there will be a relatively stable business environment for the Climate Control Business for the remainder of 2002, the Climate Control Business is expected to have positive results for the remainder of 2002, ability of UTeC to be successful relating to the manufacturing license recently received, ability to realize its net investment in the long-lived assets of Slurry and UTeC's assets, cash flow of the Chemical Business to remain negative for the balance of 2002, compliance with EBITDA financial covenants contained in our loan agreements, outlook for the remainder of 2002 for the Chemical Business continues to be unfavorable as to its agricultural products, plan to increase production levels at various plants in the Chemical Business, inability to pay dividends for the foreseeable future and

maintain compliance with the covenants of our financing agreement and working capital revolving credit facilities, successfully execute management's plan for the remainder of 2002 and meet our obligations as they come due.

While we believe the expectations reflected in such Forward-Looking Statements are reasonable, we can give no assurance such expectations will prove to have been correct. There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to, decline in general economic conditions, both domestic and foreign, material reduction in revenues,
material increase in interest rates,
ability to collect in a timely manner a material amount of receivables, increased competitive pressures,
changes in federal, state and local laws and regulations, especially environmental regulations, or in interpretation of such, pending, additional releases (particularly air emissions) into the environment, material increases in equipment, maintenance, operating or labor costs not presently anticipated, the requirement to use internally generated funds for purposes not presently anticipated, the cost for the purchase of anhydrous ammonia and natural gas, changes in competition,
the loss of any significant customer,
changes in operating strategy or development plans,
inability to fund the working capital and expansion of our businesses, adverse results in any of our pending litigation,
inability to have the permit governing the Discharge Water corrected to comply with legal guidelines that the El Dorado Facility will be able to meet, inability to obtain necessary raw materials and
other factors described in "Management's Discussion and Analysis of Financial Condition and Results of Operation" contained in this report.

Given these uncertainties, all parties are cautioned not to place undue reliance on such Forward-looking Statements. We disclaim any obligation to update any such factors or to publicly announce the results of any revisions to any of the Forward-Looking Statements contained herein to reflect future events or developments.

Independent Accountants' Review Report

The Board of Directors
LSB Industries, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of LSB Industries, Inc. as of September 30, 2002, and the related condensed consolidated statements of operations for the nine-month and three-month periods ended September 30, 2002 and 2001 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

                                                                    ERNST & YOUNG LLP
Oklahoma City, Oklahoma
November 16, 2002

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

 There are no material legal proceedings pending against the Company and/or its subsidiaries not previously reported in Item 3 of the Company's 10-K for the year ended December 31, 2001, or Item 1 of Part II of the Company's 10-Q for the quarters ended June 30, 2002 and March 31, 2002, except as follows:

On September 30, 2002, Universal Tech Corporation ("UTeC"), a subsidiary of the Company, obtained from the BATF the license to manufacture explosives at a manufacturing facility in Hallowell, Kansas.

Item 2. Changes in Securities

 Not applicable

Item 3. Defaults upon Senior Securities

 (b) Our Board of Directors did not declare and pay the September 15, 2002 dividends on our outstanding $3.25 Convertible Exchangeable Class C Preferred Stock, Series 2 ("Series 2 Preferred"). Accrued and unpaid dividends on the Series 2 Preferred are cumulative. The amount of the total arrearage of unpaid dividends on the outstanding Series 2 Preferred is approximately $6.6 million as of the date of this report. In addition, we have decided not to recommend our Board of Directors approve the December 15, 2002 dividend payment on our outstanding Series 2 Preferred. If the December 15 dividend on the Series 2 Preferred is not paid, the amount of the total arrearage of unpaid dividends payable on the outstanding Series 2 Preferred will be approximately $7.1 million and we have exceeded and will continue to exceed six quarters without paying the quarterly dividend on the Series 2 Preferred.

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

The holders of the Series 2 Preferred have elected two members of our Board of Directors, Dr. Allen Ford and Mr. Grant Donovan, as permitted pursuant to the terms of the Series 2 Preferred. The election of Dr. Ford and Mr. Donovan increased the number of directors from 10 to 12.

Also our Board of Directors did not declare and pay the January 1 regular dividend on our Series B 12% Convertible, Cumulative Preferred Stock ("Series

B") since 1999. Dividends in arrears at September 30, 2002, related to the Series B amounted to approximately $.7 million.

Item 4. Submission of Matters to a Vote of Security Holders

 Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits and Reports on Form 8-K

 (A)  Exhibits The Company has included the following exhibits in this report:

4.1 Third Amendment, dated as of November 18, 2002, to the Loan and Security Agreement dated as of April 13, 2001, as amended by the First Amendment dated as of August 3, 2001 and the second Amendment dated as of May 24, 2002, by and among LSB Industries, Inc., ClimaChem, Inc., and certain subsidiaries of ClimaChem, Congress Financial Corporation (Southwest) and Foothill Capital Corporation.

10.1 Non-binding Letter of Intent to sale the business and assets of Slurry and UTeC, dated September 3, 2002, between Slurry and UTeC and Wimase Limited and/or its nominee(s). CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT.  THE OMITTED INFORMATION HAS BEEN FILED SEPARATELY WITH THE SECRETARY OF THE SECURITIES AND EXCHANGE COMMISSION FOR PURPOSES OF SUCH REQUEST

15.1 Letter Re: Unaudited Interim Financial Information.

99.1 Certification of Jack E. Golsen, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.

99.2 Certification of Tony M. Shelby, Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(B)  Reports of Form 8-K The Company did not file any reports on Form 8-K during the quarter ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly authorized, to sign this report on its behalf on this 19th day of November 2002.
LSB INDUSTRIES, INC.
By: /s/ Tony M. Shelby_____________
Tony M. Shelby,
Senior Vice President of Finance
(Principal Financial Officer)

By: /s/ Jim D. Jones________________
Jim D. Jones
Vice President, Controller and Treasurer
(Principal Accounting Officer)

CERTIFICATION

I, Jack E. Golsen, President and Chief Executive Officer, certify that:

  I have reviewed this quarterly report on Form 10-Q of LSB Industries, Inc.;

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002                                                      \s\ Jack E. Golsen
                                                                                Jack E. Golsen
                                                                                President
                                                                                (Principal Executive Officer)

CERTIFICATION

I, Tony M. Shelby, Senior Vice President and Chief Financial Officer, certify that:

  I have reviewed this quarterly report on Form 10-Q of LSB Industries, Inc.;

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002                                                 \s\ Tony M. Shelby
                                                                            Tony M. Shelby
                                                                            Senior Vice President
                                                                            (Principal Financial Officer)