Form 10-K
period 2002-12-31
LSB INDUSTRIES INC
filed 2003-04-02
CIK 60714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended: December 31, 2002

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

Securities Registered Pursuant to Section 12(g) of the Act: Preferred Share Purchase Rights, $3.25 convertible Exchangeable Class C Preferred Stock, Series 2 and
Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, Par Value $.10	Over-the-Counter Bulletin Board

(Facing Sheet Continued)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for the shorter period that the Registrant has had to file the reports), and (2) has been subject to the filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

 Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
 Yes [ ] No [X]

The aggregate market value of the Registrant's voting common equity held by non-affiliates of the Registrant, based on the last average bid and asked price of the common stock on June 28, 2002, as reported on the Over-the-Counter Bulletin Board, was approximately $23.3 million. For purposes of this computation, shares of the Registrant's common stock beneficially owned by each officer and director and Jayhawk Capital Management, L.L.C. and its affiliates are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors and such other beneficial owners of our common stock are, in fact, affiliates of the Registrant. In addition, this computation does not include the 1,204 shares of voting Convertible Non-Cumulative Preferred Stock (the "Non-Cumulative Preferred Stock") held by non-affiliates of the Company. An active trading market does not exist for the shares of Non-Cumulative Preferred Stock.

As of February 28, 2003, the Registrant had 11,970,688 shares of common stock outstanding (excluding 3,272,426 shares of common stock held as treasury stock).

Certain information required by Part III of this Form 10-K is incorporated by reference from the registrant's proxy statement for the 2003 annual meeting of stockholders.

 FORM 10-K OF LSB INDUSTRIES, INC.

TABLE OF CONTENTS

PART I

ITEM 1. BUSINESS

General

LSB Industries, Inc. (the "Company", "We", "Us", or "Our") was formed in 1968 as an Oklahoma corporation, and in 1977 became a Delaware corporation. We are a diversified holding company which engages, through our subsidiaries, in (i) the manufacture and sale of chemical products for the agricultural, mining and industrial acids markets (the "Chemical Business") and (ii) the manufacture and sale of a broad range of hydronic fan coils and water source heat pumps as well as other products including large custom air handlers used in commercial and residential air conditioning systems (the "Climate Control Business").

 Our Chemical Business is attempting to (i) be a low cost producer, (ii) focus on a specific geographic area where it can develop a freight and distribution advantage and establish a leading regional presence, (iii) provide value-added services as a means of building customer loyalty, and (iv) continue to expand and modify the product mix towards higher margin products. For example, in the agricultural products market, we have developed a geographic advantage in the Texas, Oklahoma, Missouri, Alabama and Tennessee markets by establishing an extensive network of wholesale and retail distribution centers for nitrogen-based fertilizer tailored for regional farming practices and providing value-added services.

Our Climate Control Business seeks to establish leadership positions in niche markets by offering extensive product lines, custom tailored products and proprietary new technologies. Under this focused strategy, we have developed the most extensive line of hydronic fan coils and water source heat pumps in the United States. We have developed flexible production to allow us to custom design units for the growing retrofit and replacement markets. Products developed by our Climate Control Business include large custom air handlers, modular chillers and ultraviolet light units for bacteria removal. Our Climate Control Business is a pioneer in the use of geothermal water source heat pumps in residential and commercial applications. We believe that an aging installed base of residential HVAC systems, coupled with relatively short payback periods of geothermal systems, will continue to increase demand for our geothermal products in the residential replacement market. See "Special Note Regarding Forward-Looking Statements."

We finance our working capital requirements for our wholly-owned subsidiary ClimaChem, Inc. ("ClimaChem") and its wholly-owned subsidiaries through borrowings under a $50 million credit facility with a lender (the "Working Capital Revolver Loan") maturing in April 2005. See Notes 3 and 7 of Notes to Consolidated Financial Statements.

In February 2002, due to certain alleged violations of explosives storage and related regulations, the government regulator, the Bureau of Alcohol, Tobacco and Firearms ("BATF"), issued an order revoking the manufacturing license of Slurry Explosive Corporation ("SEC"), a subsidiary of the Company, for its Hallowell, Kansas Facility ("Hallowell Facility") to produce certain mining products and confiscated certain high explosives inventory. Following February 2002, SEC continued to manufacture certain non-explosive products at its Hallowell Facility. See discussion in Item 3 "Legal Proceedings" and Item 7 "Management's Discussion and Analysis of Financial Condition and

Results of Operations-Overview-Chemical Business."

 Another subsidiary of the Company ("UTeC") obtained a license in September 2002 to manufacture at the Hallowell Facility these mining products previously manufactured by SEC at the same facility. Manufacturing was resumed until we sold all of the operating assets of SEC and UTeC in December 2002. See discussion in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations-Overview-Chemical Business."

In April 2002, a portion of our subsidiary's chemical plant complex in El Dorado, Arkansas experienced damage from high winds and a likely tornado. Plant management and engineers surveyed the damage which affected the production facilities for ammonium nitrate, certain acid plants, a large cooling tower, and other equipment. The repairs have been completed; however, we were not able to produce industrial grade ammonium nitrate until the middle of May 2002. Production of our other products, agricultural grade ammonium nitrate and industrial acids, continued without material interruption. Our property insurance covering the chemical plant entitles the Company to receive approximate replacement value for the damaged property less an aggregate $1 million deductible. We also had a thirty-day waiting period before our business interruption insurance coverage became effective. See discussion in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations-Overview-Chemical Business."

In May 2002, ClimaChem repurchased $52.3 million face value aggregate principal amount of its Senior Unsecured Notes. The purchase price per $1,000 of aggregate principal amount of Senior Unsecured Notes was approximately $575, resulting in an aggregate purchase price of approximately $30.1 million. As a result of the repurchase, the balance of the aggregate principal amount of the Senior Unsecured Notes outstanding and in the hands of unrelated third parties is $18.3 million.

In order to fund the repurchase of the Senior Unsecured Notes, ClimaChem entered into a Financing Agreement with certain lenders (the "Lenders"). Each Lender is an affiliate of the other Lenders. Pursuant to the terms of the Financing Agreement, the Lenders loaned $35 million to ClimaChem (collectively, the "Loans"). The Loans mature on June 30, 2005, and bear interest at 10 1/2% per annum ("cash interest"), payable quarterly. Additional interest of 5 1/2% is payable either at maturity or upon prepayment. The Lenders and affiliates of the Lenders owned the Senior Unsecured Notes which were repurchased by ClimaChem.

Based upon certain criteria, including but not limited to unfavorable changes in ClimaChem's financial condition since the Senior Unsecured Notes were originally sold and the high interest rates on the Loans, the transaction was accounted for as a debt restructuring. As a result, the gain on the transaction was limited to the difference between the carrying value of the  Senior Unsecured Notes repurchased and the principal of the Loans due 2005, plus the cumulative interest due and payable during the three year term thereof, including such additional interest due at maturity. Accordingly, the net gain recognizable in 2002 relating to this debt restructuring was limited to only $.1 million and is included in other income in the accompanying consolidated statements of income for 2002.

Since the implied gain relating to this transaction was deferred, all of the future interest payments associated with the Loans has been recognized as long-term debt. All future interest payments on the Loans will be charged against the debt balance presently accrued on the balance sheet. See discussion in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations-Overview-General" and "Liquidity and Capital Resources-Loan Agreement-Terms and Conditions."

In December 2002, one of our subsidiaries, El Dorado Chemical Company ("EDC") reached an agreement with its then supplier of anhydrous ammonia to purchase 100% of its requirements of purchased ammonia pursuant to a formula-based market price plus transportation to the manufacturing facility in El Dorado, Arkansas through December 31, 2004. Anhydrous ammonia is a principal raw material used by the Chemical Business to manufacture its products.

Segment information and Foreign and Domestic Operations and Export Sales

Schedules of the amounts of net sales, gross profit, operating profit (loss), and identifiable assets attributable to each of our lines of business and of the amount of our export sales in the aggregate and by major geographic area for each of the last three years appear in Note 19 of the Notes to Consolidated Financial Statements included elsewhere in this report.

All discussions below relate to our continuing operations and accordingly exclude the discontinued operations of SEC and UTeC and the automotive products business sold in 2002 and 2000, respectively. See Note 4 of the Notes to the Consolidated Financial Statements.

Chemical Business

General

Our Chemical Business manufactures three principal product lines that are derived from natural gas and anhydrous ammonia: (1) fertilizer grade ammonium nitrate and urea ammonium nitrate ("UAN") for the agricultural industry, (2) industrial grade ammonium nitrate and solutions for the mining industry and (3) concentrated, blended and regular nitric acid, metallurgical grade ammonia and sulfuric acid for commercial and industrial applications. Our Chemical Business' principal manufacturing facilities are located in El Dorado, Arkansas ("El Dorado Facility"), Cherokee, Alabama, ("Cherokee Facility") and Baytown, Texas ("Baytown Facility"). We also operate an acids blending facility in Wilmington, North Carolina. The following discussion relates to our continuing operations and accordingly excludes the discontinued operations of SEC and UTeC which were sold in 2002.

For each of the years 2002, 2001 and 2000, approximately 38%, 36% and 31% of the respective net sales of our Chemical Business consisted of sales of fertilizer and related chemical products for agricultural purposes, which represented approximately 20%, 19% and 15% of our consolidated net sales for each respective year. For each of the years 2002, 2001, and 2000, approximately 25%, 32% and 26% of the respective net sales of our Chemical Business consisted of sales of industrial grade ammonium nitrate and other products for the mining industry, which represented approximately 13%, 18% and 12% of our 2002, 2001, and 2000 consolidated net sales, respectively. For each of the years 2002, 2001, and 2000, approximately 37%, 32% and 43% of the respective net sales of our Chemical Business consisted of the industrial acids for sale in the polyurethane, paper, chemical and electronics industries, which represented approximately 20%, 17% and 21% of our 2002, 2001, and 2000 consolidated net sales, respectively. Net sales of our Chemical Business accounted for approximately 53%, 54% and 48% of our 2002,

2001 and 2000 consolidated net sales, respectively. For 2002 and 2001, agricultural and mining product sales include sales associated with our Cherokee Facility which we acquired on October 31, 2000.

Agricultural Products

Our Chemical Business produces agricultural grade ammonium nitrate, a nitrogen-based fertilizer, at the El Dorado Facility and the Cherokee Facility and produces UAN and anhydrous ammonia at the Cherokee Facility. Ammonium nitrate and UAN are two of several forms of nitrogen-based fertilizers which are derived from anhydrous ammonia. Although, to some extent, the various forms of nitrogen-based fertilizers are interchangeable, each has its own characteristics which produce agronomic preferences among end users. Farmers decide which type of nitrogen-based fertilizer to apply based on the crop planted, soil and weather conditions, regional farming practices and relative nitrogen fertilizer prices. We sell these agricultural products to farmers, fertilizer dealers and distributors located primarily in the South Central and Southeastern United States.

Our Chemical Business' agricultural markets are in close proximity to its El Dorado, Arkansas and Cherokee, Alabama facilities and include a high concentration of pasture land and row crops which favor our products. We develop our market position in these areas by emphasizing high quality products, customer service and technical advice. Using a proprietary prilling process, our El Dorado Facility produces a high performance ammonium nitrate fertilizer that, because of its uniform size, is easier to apply than many competing nitrogen-based fertilizer products. We believe that our "E-2" brand ammonium nitrate fertilizer is recognized as a premium product within our primary market. See "Special Note Regarding Forward - Looking Statements." In addition, our El Dorado Facility establishes long-term relationships with end users through its network of 21 wholesale and retail distribution centers and our Cherokee Facility sells directly to agricultural cooperative customers.

Mining Products

Our Chemical Business manufactures industrial grade ammonium nitrate and 83% ammonium nitrate solution for the mining industry. One of our subsidiaries, El Dorado Chemical Company ("EDC") is a party to a long-term cost-plus supply agreement with one of its customers. Under this supply agreement, EDC will supply this customer with approximately 200,000 tons of industrial grade ammonium nitrate per year for a term through at least November 2006.

Another of our subsidiaries Cherokee Nitrogen Company ("CNC") is party to a long-term cost-plus supply agreement with one of its customers. Under this supply agreement, CNC will supply this customer its requirements of 83% ammonium nitrate solution for a term through at least October 2006.

Industrial Acids

Our Chemical Business manufactures and sells industrial acids, primarily to the polyurethane, paper, chemical and electronics industries. We are a major supplier of concentrated nitric acid, a special grade of nitric acid used in the manufacture of plastics, herbicides, explosives, and other chemical products. In addition, we produce and sell blended and regular nitric acid, metallurgical grade ammonia and sulfuric acid. We compete on the basis of price and service, including on-time reliability and distribution capabilities. We provide inventory management as part of the value-added services we offer to our customers.

The Baytown Facility is one of the two largest single train nitric acid manufacturing units in the United States, with name-plate capacity of 443,000 short tons per year. Subsidiaries within our Chemical Business entered into a series of agreements with Bayer Corporation ("Bayer") (collectively, the "Bayer Agreement"). Under the Bayer Agreement, El Dorado Nitric Company ("EDNC") operates the Baytown Facility at Bayer's Baytown, Texas operation. Under the terms of the Bayer Agreement, Bayer will purchase from EDNC all of its requirements for nitric acid at its Baytown operation for an initial ten-year term ending May 2009. EDNC will purchase from Bayer certain of its requirements for materials, utilities and services for the manufacture of nitric acid.

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

Major Customer

For each of the years 2002, 2001 and 2000, net sales to one customer, Bayer, of our Chemical Business segment represented approximately 19%, 18% and 29% of the respective net sales of our Chemical Business and approximately 10%, 10%, and 14% of our consolidated net sales for each respective year. As discussed above, under the terms of the Bayer Agreement, Bayer will purchase from one of our subsidiaries all of its requirements for nitric acid to be used at its Baytown, Texas facility for an initial ten-year term ending May 2009.

Net sales to another customer of our Chemical Business segment represented approximately 16% of the net sales of our Chemical Business and approximately 8% of our consolidated net sales for 2002. The sales to this customer are based on long-term cost-plus supply agreement for a term through at least November 2006.

Raw Materials

Anhydrous ammonia and natural gas represents the primary component in the production of most of the products of our Chemical Business. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

In December 2002, EDC reached an agreement with its supplier of anhydrous ammonia whereby the former long-term purchase commitment was terminated effective October 31, 2002, and a new agreement was entered into. Under the new agreement, EDC will purchase 100% of its requirements of purchased ammonia pursuant to a formula-based market price plus transportation to the manufacturing facility in El Dorado, Arkansas through December 31, 2004. We believe that we could obtain anhydrous ammonia from other sources in the event of a termination or interruption of service under the above-referenced contract. Our Chemical Business natural gas feedstock requirements are generally purchased at spot market price for delivery at our Cherokee Facility. Periodically, our Chemical Business enters into fixed-price natural gas contracts. See "Special Note Regarding Forward-Looking Statements."

Seasonality

We believe that the only seasonal products of our Chemical Business are fertilizer and related chemical products sold to the agricultural industry. The selling seasons for those products are primarily during the spring and fall planting seasons, which typically extend from March through June and from September through November in the geographical markets in which the majority of our agricultural products are distributed. As a result, our Chemical Business increases its inventory of ammonium nitrate and UAN prior to the beginning of each planting season.

Sales to the agricultural markets depend upon weather conditions and other circumstances beyond our control. The agricultural markets serviced by our Chemical Business sustained a drought resulting in a lack of demand for our Chemical Business' fertilizer products during the 2000 spring and fall planting seasons, which had a material adverse effect on the Company.

Regulatory Matters

Our Chemical Business is subject to extensive federal, state and local environmental laws, rules and regulations. See "Environmental Matters" and "Legal Proceedings".

Competition

Our Chemical Business competes with other chemical companies in its markets, many of whom have greater financial and other resources than the Company. We believe that competition within the markets served by our Chemical Business is primarily based upon price, location of production and distribution sites, service and product performance.

Climate Control Business

General

Our Climate Control Business manufactures and sells a broad range of standard and custom designed hydronic fan coils and water source heat pumps as well as other niche products for use in commercial and residential heating ventilation and air conditioning ("HVAC") systems. The construction of commercial, institutional and residential buildings, the renovation of existing buildings and the replacement of existing systems drive the demand for our Climate Control Business' products. Our Climate Control Business' commercial products are used in a wide variety of buildings, such as: hotels, motels, office buildings, schools, universities, apartments, condominiums, hospitals, nursing homes, extended care facilities, industrial and high tech manufacturing facilities, food and chemical processing facilities, and pharmaceutical manufacturing facilities. We target many of our products to meet increasingly stringent indoor air quality and energy efficiency standards.

For each of the years 2002, 2001 and 2000, approximately 44%, 44% and 47% of the respective net sales of our Climate Control Business consisted of sales of hydronic fan coil products, which represented approximately 20%, 20% and 22% of our consolidated net sales for each respective year. For each of the years 2002, 2001, and 2000, approximately 45%, 44% and 41% of the respective net sales of our Climate Control Business consisted of sales of water source heat pump products, which represented approximately 20%, 19% and 20% of our 2002, 2001, and 2000 consolidated net sales, respectively. For each of the years 2002, 2001, and 2000, approximately 11%, 12% and 12% of the respective net sales of our Climate Control Business consisted of other HVAC products, which represented approximately 5%, 5% and 6% of our 2002, 2001, and 2000 consolidated net sales, respectively. Sales of our Climate Control Business accounted for approximately 45%, 44% and 48% of our 2002, 2001 and 2000 consolidated net sales, respectively.

Hydronic Fan Coils

As a leading provider of hydronic fan coils, our Climate Control Business targets the commercial and institutional markets in the United States. Hydronic fan coils use heated or chilled water, provided by a centralized chiller or boiler through a water pipe system, to condition the air and allow individual room control. Hydronic fan coil systems are quieter and have longer lives and lower maintenance costs than other comparable systems used where individual room control is required. Important components of our strategy for competing in the commercial and institutional renovation and replacement markets include the breadth of our product line coupled with customization capability provided by a flexible manufacturing process.

Water Source Heat Pumps

We are the leading United States provider of water source heat pumps to the commercial construction and renovation markets. These highly efficient heating and cooling products enable individual room climate control through the transfer of heat through a water pipe system which is connected to a centralized cooling tower or heat injector. Water source heat pumps enjoy a broad range of commercial applications, particularly in medium to large sized buildings with many small, individually controlled spaces. We believe the market for commercial water source heat pumps will continue to grow due to the relative efficiency and long life of such systems as compared to other air conditioning and heating systems, as well as to the emergence of the replacement market for those systems. See "Special Note Regarding Forward-Looking Statements".

Our Climate Control Business has also pioneered the use of geothermal water source heat pumps in residential and commercial applications. Geothermal systems, which circulate water or antifreeze through an underground heat exchanger, are among the most energy efficient systems available. We believe the longer life, lower cost to operate, and relatively short payback periods of geothermal systems, as compared with air-to-air systems, will continue to increase demand for our geothermal products. We specifically target new residential construction of homes exceeding $200,000 in value. See "Special Note Regarding Forward-Looking Statements."

Hydronic Fan Coil and Water Source Heat Pump Market

We pursue a strategy of specializing in hydronic fan coils and water source heat pump products. The annual United States market for hydronic fan coils and water source heat pumps is in excess of $280 million. Levels of repair, replacement, and new construction activity generally drive demand in these markets. The United States market for fan coils and water source heat pump products has grown on average 7% per year over the last 5 years. This growth is primarily a result of new construction, the aging of the installed base of units, the introduction of new energy efficient systems, upgrades to central air conditioning and increased governmental regulations restricting the use of ozone depleting refrigerants in HVAC systems.

Production and Backlog

Most of our Climate Control Business production of the above-described products occurs on a specific order basis. We manufacture the units in many sizes and configurations, as required by the purchaser, to fit the space and capacity requirements of hotels, motels, schools, hospitals, apartment buildings, office buildings and other commercial or residential structures. As of December 31, 2002 and 2001, the backlog of confirmed orders for our Climate Control Business was approximately $25.1 million and $24 million, respectively. A customer generally has the right to cancel an order prior to the order being released to production. Past experience indicates that customers generally do not cancel orders after we receive them. As of the date of this report, our Climate Control Business had released the majority of the December 31, 2002 backlog to production. All of the December 31, 2002 backlog is expected to be filled during the 2003 calendar year. See "Special Note Regarding Forward-Looking Statements."

 Marketing and Distribution

Distribution

 Our Climate Control Business sells its products to mechanical contractors, original equipment manufacturers and distributors. Our sales to mechanical contractors primarily occur through independent manufacturers' representatives, who also represent complementary product lines not manufactured by us. Original equipment manufacturers generally consist of other air conditioning and heating equipment manufacturers who resell under their own brand name the products purchased from our Climate Control Business in competition with us. Sales to original equipment manufacturers accounted for approximately 22% of the net sales of our Climate Control Business in 2002 and approximately 10% of our 2002 consolidated net sales.

Market

Our Climate Control Business depends primarily on the commercial construction industry, including new construction and the remodeling and renovation of older buildings, and on the residential construction industry for both new and replacement markets relating to their geothermal products.

Raw Materials

Numerous domestic and foreign sources exist for the materials used by our Climate Control Business, which materials include compressors, steel, electric motors, valves and copper. Periodically, our Climate Control Business enters into fixed-price copper and steel contracts. We do not expect to have any difficulties in obtaining any necessary materials for our Climate Control Business. See "Special Note Regarding Forward-Looking Statements."

Competition

Our Climate Control Business competes primarily with four companies, some of whom are also our customers. Some of its competitors have greater financial and other resources than we do. Our Climate Control Business manufactures a broader line of fan coil and water source heat pump products than any other manufacturer in the United States, and we believe that it is competitive as to price, service, warranty and product performance.

Employees

As of December 31, 2002, we employed 1,487 persons. As of that date, (i) our Chemical Business employed 506 persons, with 133 represented by unions under agreements expiring in July and October of 2004 and (ii) our Climate Control Business employed 845 persons, none of whom are represented by a union.

Research and Development

We incurred approximately $125,000 in 2002, $147,000 in 2001, and $132,000 in 2000 of research and development costs relating to the development of new products or the improvement of existing products. We expensed all expenditures for research and development related to the development of new products and improvements.

Environmental Matters

Our operations are subject to numerous environmental laws ("Environmental Laws") and to other federal, state and local laws regarding health and safety matters ("Health Laws"). In particular, the manufacture and distribution of chemical products are activities which entail environmental risks and impose obligations under the Environmental Laws and the Health Laws, many of which provide for substantial fines and criminal sanctions for violations. There can be no assurance that material costs or liabilities will not be incurred by us in complying with such laws or in paying fines or penalties for violation of such laws. The Environmental Laws and Health Laws and enforcement policies thereunder relating to our Chemical Business have in the past resulted, and could in the future result, in penalties, cleanup costs, or other liabilities relating to the handling, manufacture, use, emission, discharge or disposal of pollutants or other substances at or from our facilities or the use or disposal of certain of its chemical products. Significant expenditures have been incurred by our Chemical Business at the El Dorado Facility and the Hallowell Facility in order to comply with the Environmental Laws and Health Laws. Our Chemical Business could be required to make significant additional site or operational modifications at these or other facilities involving substantial expenditures. In addition, if we should decide to no longer operate the El Dorado Facility and if such facility is retired, we may be required to continue to operate discharge water equipment, the cost of which is unknown.

Discharge Water Permit for El Dorado, Arkansas Plant

 Our Chemical Business' El Dorado Facility generates process water discharge consisting of cooling tower and boiler blowdown streams, contact storm water (rainfall inside the plant area which picks up contaminants), and miscellaneous spills and leaks from process equipment. This process water has historically been collected and transported to a small pond for pH adjustment and then to a large pond for biological oxidation. Primary contaminants are ammonia, and nitrate and sulfate compounds.

The process water discharge and storm water run off ("Discharge Water") are governed by a State permit renewed every five (5) years. The current permit expired in 1995, and the State was preparing to issue the facility a new permit in early 1997, which included much more stringent limits which the current treatment system could not meet. Negotiations were held with the Director of the State agency in March 1997, and he agreed to a formal Consent Administrative Order ("CAO") in September 1998, which CAO contained certain deadlines for the completion of activities at the El Dorado Chemical Company ("EDC") plant site pending issuance of a new permit. The Arkansas Department of Environmental Quality ("ADEQ") did not timely issue the permit and agreed to extend the CAO deadlines. In June 2002 a formal amendment to the CAO, executed by ADEQ and EDC, became effective, which extended the compliance date until three (3) years after the effective date of the renewal permit. The renewal permit has now been issued by the ADEQ, and it includes new, more restrictive permit limits which, based on current information, EDC does not believe it would be able to comply with. However, counsel has advised us that he does not believe that the permit as issued applies, or correctly applies, the applicable effluent guidelines for fertilizer facilities, resulting in permit effluent restrictions which are far more restrictive than required by the guidelines and which would not be feasible for EDC to achieve. EDC also believes that the permit, as issued, contains other material obligations which would not be feasible for EDC to implement. EDC has appealed the permit to the Arkansas Pollution Control & Ecology Commission ("Commission") and the permit will not become effective until the appeal to the Commission is resolved. EDC and ADEQ have agreed to suspend the appeal proceedings temporarily and to attempt to negotiate mutually acceptable revisions to the permit. At the request of EDC, ADEQ has assigned a more experienced engineer to the project to facilitate the negotiations. These negotiations have resulted in an agreement in principal between the ADEQ permit engineer and EDC which provides for the application of the effluent guidelines in a manner that is acceptable to EDC. We believe these negotiations will result in a permit that will provide EDC appropriate credits for storm water. At this time it is not possible to predict the limits that will be included in the new permit, or what type of treatment will be required to comply with the new permit limits. However, based on estimates and calculations made by EDC's engineering consultant, we believe that, based on the current status of negotiations, the new permit will require additional expenditures, estimated to be approximately $3.6 million, which will be expended over a period of three to four years. If EDC is unable to obtain appropriate modifications to the permit, either through negotiations, appeal to the Commission, or through court proceedings, based on our current liquidity and information currently available to us, we do not believe that EDC will be able to comply with the terms of the permit or have the necessary liquidity to make all of the capital improvements required to comply with the permit's terms. An inability to obtain satisfactory modifications to the permit could result in EDC having either to substantially reduce the operations of the El Dorado Facility or to sell the El Dorado Facility, either of which could have a material adverse effect on its financial condition and may result in the recognition of impairment of certain long-lived assets and may result in an event of default in other material contracts. For 2002, EDC's net sales from the El Dorado Facility were approximately $84.4 million. For 2001 and 2000, EDC's net sales from the El Dorado Facility were approximately $104.9 million and $94.4 million, respectively.

The CAO recognizes the presence of ammonium nitrate contamination in the shallow groundwater, and requires EDC to undertake onsite bioremediation. The bioremediation has not proven to be effective, and EDC is currently undertaking a comprehensive evaluation of the shallow groundwater trends in contamination reduction and movement. The final remedy for shallow groundwater contamination will be selected in the future. There are no known users of this shallow groundwater in the area, and preliminary risk assessments have not identified any risk that would require additional remediation.

The CAO included a $183,700 penalty assessment of which $125,000 was satisfied over five years by expenditures of $25,000 per year for discharge minimization activities. An additional $57,000 was satisfied by funding approved supplemental environmental projects. The monetary civil penalty payment of $1,700 has been paid.

Draining of Equalization Pond at the El Dorado, Arkansas Plant

 In September 2001, in response to a maintenance emergency and to prevent an uncontrolled release, the large equalization pond located at our Chemical Business' El Dorado, Arkansas manufacturing facility was drained as a result of a weld break in the pond's underground discharge pipe. After the break occurred, it was determined to allow water to be released through the valve into the permitted discharge to avoid erosion of a levy, to permit monitoring and sampling of Discharged Water, and to direct the discharge to the permitted outfall. No adverse environmental conditions were noted at the discharge, however, the sustained discharge was out of compliance with the mass effluent limits contained in the permit. EDC's environmental compliance manager determined that proper procedure would be to notify ADEQ in the month end report. The ADEQ disagreed and took the position that they should have been notified immediately. In April 2002, EDC and the ADEQ entered into a Consent Administrative Order to settle any civil penalty claims relating to this discharge event whereby EDC paid a $50,000 civil penalty to the ADEQ and will spend another $50,000 on supplemental environmental projects.

EDC and two EDC employees received letters dated April 4, 2002, from the United States Attorney's office in Fort Smith, Arkansas indicating that a criminal charge could be brought against EDC and the two employees as a result of the draining of the equalization pond. The letter further requested that the recipients, through counsel, contact the Assistant United States Attorney ("AUSA"). EDC has retained counsel and has arranged for counsel for the two employees. In discussions between such counsel and the AUSA, the AUSA expressed satisfaction that EDC and the employees responded promptly to the letters, and indicated that he desired a communication with EDC to ensure that EDC was adequately addressing its environmental obligations. In further discussions with the AUSA, the AUSA suggested that the Company and the individuals settle any claims by pleading to a misdemeanor violation in connection with Discharge Water permit violations resulting from the release of Discharge Water from the large equalization pond. EDC declined to plead to a misdemeanor violation. EDC is engaging in discussions with the AUSA in an attempt to resolve the above concerns.

Consent Order for the Hallowell, Kansas Facility

In April 2002, SEC entered into a consent administrative order ("Slurry Consent Order") with the Kansas Department of Health and Environment ("KDHE"), regarding the Hallowell Facility. The Slurry Consent Order states that there exists soil and groundwater contamination and there exists surface water contamination in the strip pit adjacent to the Hallowell Facility. There are no known users of the groundwater in the area. The adjacent strip pit is used for fishing. The Slurry Consent Order also provides that SEC has not verified the presence of such contaminants. Under the terms of the Slurry Consent Order, SEC is required a) to submit an environmental assessment work plan to the KDHE for review and approval, b) to agree with the KDHE as to any required corrective actions to be performed at the Hallowell Facility, and c) to provide reports to the KDHE. A draft work plan was submitted to the KDHE. SEC has received KDHE's comments on the draft work plan, and SEC agreed to expand the sampling to include additional interconnected strip pits. SEC and KDHE jointly conducted sampling of an adjacent strip pit. The results of such sampling indicated elevated levels of nitrate compounds, ammonia and perchlorate. Additional surface water sampling was performed with the results showing little or no ammonium perchlorate contamination in outlying ponds. We believe, although there can be no assurance, that compliance by SEC with the anticipated Slurry Consent Order will not have a material adverse effect on the Company. In connection with the sale of all of the operating assets of SEC and UTeC in December 2002, UTeC leased the Hallowell Facility to the buyer under a long-term lease agreement. However, SEC retained the obligation to perform the required activities under the Slurry Consent Order.

Surface Water and Soil Testing at Hallowell, Kansas Underwater Laboratory Site

On August 7, 2002 the KDHE took samples of surface water and soil samples at UTeC's underwater laboratory site in Hallowell, Kansas. The KDHE had indicated that it would test the samples for nitrate compounds and perchlorates. UTeC was not aware of the existence of any such contamination. The analytical report has been issued by KDHE and forwarded to the Environmental Protection Agency with a recommendation of no further action.

Proposed Consent Administrative Order for the El Dorado, Arkansas Plant

From March 2001 through January 2002, EDC experienced eleven alleged air emissions violations. One of the alleged violations involved a malfunctioning continuous air emissions monitor, one of the alleged violations was based on a typographical error, six of the alleged violations involved air emissions point source tests that were allegedly performed in a manner not in compliance with testing procedures, two of the alleged violations involved tests that failed to meet emissions criteria, and one of the alleged violations involved the simultaneous operation of two boilers which is not permitted under the air permit. EDC and the ADEQ have been in negotiations regarding applicable penalties for certain of these violations. On July 24, 2002, EDC received a proposed Consent Administrative Order ("Air CAO") with the ADEQ to resolve the above alleged violations. The draft Air CAO provides for a civil penalty of $10,000 and requires EDC to establish a system to monitor air quality at the perimeter of the El Dorado, Arkansas plant facility and to submit revised testing protocols for demonstrating compliance at the various emission sources.

As part of ADEQ's investigation of an application filed by EDC for a permit modification relating to the sulfuric acid plant, ADEQ initiated an inquiry regarding historical equipment upgrades and repairs at the sulfuric acid plant, and whether any of those modifications should have been reviewed under the Prevention of Significant Deterioration regulations, 40 CFR 52.21

("PSD Rules"). ADEQ and EDC have entered into negotiations in an attempt to compromise and resolve a potential dispute as to whether PSD Rules should apply to El Dorado's sulfuric acid plant. These negotiations have resulted in the drafting of language added to the draft AIR CAO that would resolve any possible regulatory PSD Rule violations associated with the sulfuric acid plant through the implementation of additional emission controls at that plant.  At this time, the cost of additional emission controls is unknown, however, it is not expected to be material. The ADEQ enforcement director who is negotiating this issue has indicated that he is satisfied with this proposal. This matter remains in negotiations and there are no assurances that the possible PSD Rule dispute can be resolved as presently under negotiations. Although we do not anticipate that these negotiations will result in a substantial adverse impact on our operations and/or liquidity, it is not possible to determine the ultimate outcome.

Property Damage Lawsuit

On January 17, 2003, the owners of 283 acres of property adjacent to the EDC facility filed suit against EDC alleging property damage. The EDC facility utilizes a wastewater treatment system which discharges into a creek which passes through that property. The plaintiffs contend that these permitted discharges into the creek have damaged their property, have resulted in fish kills in the creek, and that leakage from EDC's two holding ponds has contaminated the shallow groundwater on the plaintiff's property. Plaintiffs are pursuing claims under theories of negligence, trespass and nuisance, and are claiming punitive damages.

Investigation into these claims has just begun. EDC's wastewater discharge contains elevated levels of ammonia and nitrogen. However, monitoring wells around its treatment ponds indicate little, if any, impact on the shallow groundwater. At this point, EDC has no information which would substantiate any property damage sustained by the plaintiff's which would relate to EDC's activities. EDC will continue its investigation into this matter. As of December 31, 2002, no amounts have been reserved for loss, if any, associated with the matter as loss is not presently probable nor estimable.

ITEM 2. PROPERTIES
Chemical Business

Our Chemical Business primarily conducts manufacturing operations (i) on 150 acres of a 1,400 acre tract of land located at the El Dorado Facility, (ii) on 120 acres of a 1,300 acre tract of land located at the Cherokee Facility, (iii) in a mixed acid plant in Wilmington, North Carolina ("Wilmington Plant"), and (iv) in a nitric acid plant at the Baytown Facility. Our Chemical Business owns all of its manufacturing facilities except the Baytown Facility. The Baytown Facility is being leased pursuant to a leveraged lease from an unrelated third party. As discussed in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Loan Agreements - Terms and Conditions", the El Dorado Facility (excluding the DSN Plant and other exceptions) and the Cherokee Facility are being used to secure loans under a financing agreement. As of December 31, 2002, the El Dorado Facility and Cherokee Facility were utilized at approximately 71% and 56% of capacity, respectively, based on continuous operation.

Our Chemical Business distributes its agricultural products through 21 distribution centers, with 16 of the centers located in Texas (13 of which the Company owns and 3 of which it leases); 2 centers located in Missouri (1 of which the Company owns and 1 of which it leases); 2 centers located in Tennessee (owned); and 1 center located in Illinois (leased).

All of the properties utilized by our Chemical Business are considered by our management to be suitable and adequate to meet the current needs of that Business.

Climate Control Business

Our Climate Control Business conducts its fan coil manufacturing operations in a facility located in Oklahoma City, Oklahoma, consisting of approximately 265,000 square feet. We own this facility subject to a mortgage. As of December 31, 2002, our Climate Control Business was using 90% of the productive capacity, based on one eight-hour shift per day and a five-day week.

Our Climate Control Business manufactures most of its heat pump products in a 270,000 square foot facility ("Building") in Oklahoma City, Oklahoma. We lease the Building with an option to buy through May 2016, with options to renew for three additional five-year periods. As of December 31, 2002, 68% of the productive capacity of this manufacturing operation was being utilized, based on two ten-hour shifts per day and a four-day week in one department and one ten-hour shift per day and a four-day week in all other departments.

All of the properties utilized by our Climate Control Business are considered by our management to be suitable and adequate to meet the current needs of that Business.

 ITEM 3. LEGAL PROCEEDINGS

 Draining of Equalization Pond at the El Dorado, Arkansas Plant

 As fully discussed in Item 1 "Business-Environmental Matters", in September 2001, in response to a maintenance emergency and to prevent an uncontrolled release, the large equalization pond located at our Chemical Business' El Dorado, Arkansas manufacturing facility was drained as a result of a weld break in the pond's underground discharge pipe. EDC and two EDC employees received letters dated April 4, 2002, from the United States Attorney's office in Fort Smith, Arkansas indicating that a criminal charge could be brought against EDC and the two employees as a result of the draining of the equalization pond. The letter further requested that the recipients, through counsel, contact the Assistant United States Attorney ("AUSA"). EDC is engaging in discussions with the AUSA in an attempt to resolve the above concerns.
License Revocation Order

In February 2002, due to certain alleged violations of explosives storage and related regulations, the government regulator, the Bureau of Alcohol, Tobacco and Firearms ("BATF"), issued an order revoking the manufacturing license of SEC for its Hallowell Facility to produce certain mining products and confiscated certain high explosives inventory. The license revocation order was upheld by an administrative law judge after an administrative trial. In addition, we have received grand jury subpoenas from the U.S.

Attorney's office of Wichita, Kansas requesting business records of SEC. We have complied with such subpoenas.

Property Damage Lawsuit

On January 17, 2003, the owners of 283 acres of property adjacent to the EDC facility filed suit against EDC alleging property damage.  The lawsuit is pending in the United State District Court, Western District of Arkansas, El Dorado Division. The EDC facility utilizes a wastewater treatment system which discharges into a creek which passes through that property. The plaintiffs contend that these permitted discharges into the creek have damaged their property, have resulted in fish kills in the creek, and that leakage from EDC's two holding ponds has contaminated the shallow groundwater on the plaintiff's property. Plaintiffs are pursuing claims under theories of negligence, trespass and nuisance, and are claiming punitive damages.

Investigation into these claims has just begun. EDC's wastewater discharge contains elevated levels of ammonia and nitrogen. However, monitoring wells around its treatment ponds indicate little, if any, impact on the shallow groundwater. At this point, EDC has no information which would substantiate any property damage sustained by the plaintiff's which would relate to EDC's activities. EDC will continue its investigation into this matter.  The lawsuit is pending in United States District Court in El Dorado, Arkansas. See "Business - Environmental Matters" for a discussion as to consent agreements with the ADEQ relating to EDC and with the KDHE relating to SEC, at pages 12-16 above.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our shareholders during the fourth quarter of 2002.

ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY

Identification of Executive Officers

The following table identifies our executive officers.

Name	Age	Position and Offices with the Company	Served as an Officer from
Jack E. Golsen	74	Board Chairman and President	December 1968

Barry H. Golsen	52	Board Vice Chairman and President of the Climate Control Business	August 1981

David R. Goss	62	Senior Vice President of Operations and Director	March 1969

Tony M. Shelby	61	Senior Vice President - Chief Financial Officer, and Director	March 1969

Jim D. Jones	61	Vice President - Treasurer and Corporate Controller	April 1977

David M. Shear	43	Vice President and General Counsel	March 1990

Our officers serve one-year terms, renewable on an annual basis by the Board of Directors. All of the individuals listed above have served in substantially the same capacity with the Company and/or its subsidiaries for the last five years. In March 1996, we executed an employment agreement (the "Agreement") with Jack E. Golsen for an initial term of three years followed by two additional three-year terms. The Agreement automatically renews for each successive three-year term unless terminated by either the Company or Jack E. Golsen giving written notice at least one year prior to the expiration of the then three-year term.

Family Relationships

 The only family relationship that exists among our executive officers is that Jack E. Golsen is the father of Barry H. Golsen.

PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Currently our Common Stock trades on the Over-the-Counter Bulletin Board ("OTC"). The following table shows, for the periods indicated, the high and low bid information for our Common Stock which reflects inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.
Fiscal Year Ended
December 31,
2002	2001
Quarter	High	Low	High	Low
First	3.40	2.55	3.56	2.06
Second	3.60	3.20	3.85	3.15
Third	3.35	2.26	3.75	2.65
Fourth	2.90	2.35	3.10	2.40

Stockholders

As of February 28, 2003, we had 866 record holders of our Common Stock.

Dividends

We are a holding company and, accordingly, our ability to pay cash dividends on our Preferred Stock and our Common Stock depends in large part on our ability to obtain funds from our subsidiaries. The ability of ClimaChem (which owns substantially all of the companies comprising the Chemical Business and the Climate Control Business) and its wholly-owned subsidiaries to pay dividends and to make distributions to us is restricted by certain covenants contained in the Working Capital Revolver Loan to which they are parties.

Under the terms of the Working Capital Revolver Loan, ClimaChem cannot transfer funds to us in the form of cash dividends or other distributions or advances, except for (i) the amount of income taxes that ClimaChem would be required to pay if they were not consolidated with us and (ii) an amount not to exceed fifty percent (50%) of ClimaChem's cumulative net income from January 1, 1998 through the end of the period for which the calculation is made for the purpose of proposing a payment, and (iii) the amount of direct and indirect costs and expenses incurred by us on behalf of ClimaChem pursuant to a certain services agreement and a certain management agreement between us and ClimaChem. See Note 7 of Notes to Consolidated Financial Statements and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations".

 Holders of our Common Stock are entitled to receive dividends only when, as and if declared by our Board of Directors. No cash dividends may be paid on our Common Stock until all required dividends are paid on the outstanding shares of our Preferred Stock, or declared and amounts set apart for the current period, and, if cumulative, prior periods.

As of December 31, 2002, we have issued and outstanding, 623,550 shares of $3.25 Convertible Exchangeable Class C Preferred Stock, Series 2 ("Series 2 Preferred"), 1,000,000 shares of Series D Cumulative Convertible Class C Preferred Stock ("Series D Preferred"), 1,167 shares of a series of Convertible Non Cumulative Preferred Stock ("Non Cumulative Preferred Stock") and 20,000 shares of Series B 12% Convertible, Cumulative Preferred Stock ("Series B Preferred"). Each share of Preferred Stock is entitled to receive an annual dividend, if, as and when declared by our Board of Directors, payable as follows: (i) Series 2 Preferred at the annual rate of $3.25 a share payable quarterly in arrears on March 15, June 15, September 15 and December 15, which dividend is cumulative, (ii) Series D Preferred at the rate of $.06 a share payable on October 9, which dividend is cumulative but will be paid only after accrued and unpaid dividends are paid on the Series 2 Preferred, (iii) Non Cumulative Preferred Stock at the rate of $10.00 a share payable April 1, which are non-cumulative and (iv) Series B Preferred at the rate of $12.00 a share payable January 1, which dividend is cumulative.

Due to our previous operating losses and our subsidiaries limited borrowing ability under the credit facility then in effect, our Board of Directors discontinued payment of cash dividends on our Common Stock for periods subsequent to January 1, 1999, until our Board of Directors determines otherwise. Also due to our previous operating losses and our liquidity position, we have not declared or paid the regular quarterly dividends of $.8125 on our outstanding Series 2 Preferred since June 15, 1999. In addition, we did not declare or pay the regular annual dividend of $12.00 on the Series B Preferred since 1999.

No dividends or other distributions, other than dividends payable in Common Stock, shall be declared or paid, and no purchase, redemption or other acquisition shall be made, by us in connection with any shares of Common Stock until all cumulative and unpaid dividends on the Series 2 Preferred, Series D Preferred and Series B Preferred shall have been paid. As of December 31, 2002, the aggregate amount of unpaid dividends in arrears on our Series 2 Preferred, Series D Preferred and Series B Preferred totaled approximately $7.1 million, $.1 million and $.7 million, respectively. We do not anticipate having funds available to pay dividends on our stock (Common or Preferred) for the foreseeable future. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for further discussion of our payment of cash dividends. Also see Notes 3, 7, 9, 10 and 11 of Notes to Consolidated Financial Statements.

Sale of Unregistered Securities

Effective December 1, 2002, we granted nonqualified options to purchase up to an aggregate 112,000 shares of common stock to former employees of our former subsidiaries, SEC and UTeC.  These options were part of the employees' severance compensation arising from the sale of SEC and UTeC.  Each recipient of a grant received options for the same number of shares and having the same exercise price as under the recipient's vested incentive stock options which expired upon the sale of SEC and UTeC.  Each nonqualified option became exercisable on the date of grant and has a term of 10 years.  Of the 112,000 shares issuable under the options, 4,000 shares have an exercise price of $9.00 per share, 34,000 have an exercise price of $4.188 per share, 34,000 have a exercise price of $2.37 per share, and 40,000 have an exercise price of $1.25.

On March 7, 2002, the Company granted to an employee of the Company a stock option to acquire 50,000 shares of common stock at an exercise price of $2.62 per share in consideration of services rendered to the Company.

On April 26, 2002, the Company granted to an employee of the Company a nonqualified stock option to acquire 3,000 shares of common stock at an exercise price of $4.188 per share in consideration  of services to the Company.

Based on the representations and warranties of the recipients, as contained in the nonqualified option agreements, the cash grant of the nonqualified options discussed above was exempt from registration under the Securities Act 1933, as amended (the "Act") pursuant to section 4 (2) of the Act as a private offering.

ITEM 6. SELECTED FINANCIAL DATA

Years ended December 31,

2002	2001	2000	1999	1998
(Dollars in Thousands, except per share data)
Selected Statement of Operations Data (1):
Net sales (2)		$283,811		$314,942		$272,668	$237,369	$239,929
Interest expense (4)		$7,590		$13,338		$14,707	$14,497	$13,842
Income (loss) from continuing operations before cumulative effect of accounting change (3)		$2,700		$7,330		$7,969	$(32,863)	$1,766
Net income (loss)		$99		$8,557		$6,195	$(49,767)	$(1,920)
Net income (loss) applicable to common stock		$(2,228)		$6,290		$3,424	$(52,995)	$(5,149)
Income (loss) per common share applicable to common stock:
Basic:
Income (loss) from continuing operations before cumulative effect of accounting change	$	..03	$	..43	$	..44	$(3.05)	$(.12)
Income (loss) from discontinued operations, net		$(.29)	$	..10		$(.15)	$(1.43)	$(.30)
Net income (loss)		$(.19)		$.53		$.29	$(4.48)	$(.42)
Diluted:
Income (loss) from continuing operations before cumulative effect of accounting change	$	..03	$	..41	$	..43	$(3.05)	$(.12)
Income (loss) from discontinued operations, net		$(.29)	$	..09		$(.14)	$(1.43)	$(.30)
Net income (loss)		$(.19)		$.50		$.29	$(4.48)	$(.42)

  Amounts are shown excluding balances related to businesses disposed of and discontinued operations.

  Net sales for 2002, 2001 and 2000 include $33.4 million, $35.9 million and $7.1 million, respectively, associated with a subsidiary's operation of the Cherokee Facility acquired in October 2000.

  Income (loss) from continuing operations before cumulative effect of accounting change includes gains on sales of property and equipment of $6.6 million for 2001 and gains on extinguishment of debt of $1.5 million, $2.6 million and $20.1 million for 2002, 2001 and 2000 respectively.

  In the second quarter of 2002, the repurchase of Senior Unsecured Notes using proceeds from a Financing Agreement was accounted for as a voluntary debt restructuring. As a result, all future interest payments associated with the Financing Agreement debt was recognized against the implied gain on the transaction.

ITEM 6. SELECTED FINANCIAL DATA (CONTINUED)

Years ended December 31,
2002	2001	2000	1999	1998
(Dollars in thousands, except per share data)
Selected Balance Sheet Data (1):
Total assets	$162,263	$179,524	$193,480	$189,193		$223,359
Long-term debt, including current portion	$113,361	$131,620	$134,980	$157,077		$149,775
Redeemable preferred stock	$111	$123	$139	$139		$139
Stockholders' equity (deficit)	$503	$(1,962)	$(9,442)	$(14,173)		$35,059
Selected other data:
Cash dividends declared per common share	$-	$-	$-	$-	$	..02

(1) Amounts are shown excluding balances related to businesses disposed of and discontinued operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with a review of our December 31, 2002 Consolidated Financial Statements, Item 6 "Selected Financial Data" and Item 1 "Business" included elsewhere in this report.

Certain statements contained in this "Management's Discussion and Analysis of Financial Conditions and Results of Operations" may be deemed to be forward-looking statements. See "Special Note Regarding Forward-Looking Statements."

All discussions below relate to our continuing operations and accordingly exclude the discontinued operations of SEC and UTeC and the automotive products business sold in 2002 and 2000, respectively. See Note 4 of Notes to the Consolidated Financial Statements.

Critical Accounting Policies

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and disclosures of contingent liabilities. The more significant areas of financial reporting impacted by management's judgment, estimates and assumptions include the following:

Impairment of Long-Lived Assets including Goodwill - We have considered impairment of our long-lived assets and related goodwill related to our Chemical operations as a result of unfavorable operating results over the last several years. We have made estimates of the fair values associated with the El Dorado Facility and the Cherokee Facility. These estimates include third party appraisals for certain of the assets and internal estimates for others. Should these estimates of fair values change in future periods based on changes in the business environment from our expectations of the Chemical Business or our estimate of the cost to comply with the new Discharge Water Permit, a portion of our net carrying cost may be impaired in the near future. See Item 1 "Business Environmental Matters - Discharge Water Permit for El Dorado, Arkansas Plant".

Repurchase of Senior Unsecured Notes Due 2007 - As fully discussed in "Liquidity and Capital Resources - Loan Agreements - Terms and Conditions" and Note 7 of Notes to Consolidated Financial Statements, ClimaChem  completed a voluntary debt restructuring transaction whereby ClimaChem repurchased $52.3 million face value of its outstanding public 10 3/4% Senior Unsecured Notes ("Notes"). The cost to ClimaChem of the repurchased Notes was approximately $21 million below ClimaChem's carrying value. The Notes were repurchased with the proceeds of new loans ("New Loans") provided to ClimaChem by affiliates of the sellers of the Notes. It was determined that this implied gain should not be accounted for as a gain in the second quarter of 2002, but deferred over the term of the New Loans. Based upon certain criteria including, but not limited to, unfavorable changes in ClimaChem's financial condition since the Notes were originally sold and the high interest rates on the New Loans, the transaction was accounted for as a debt restructuring.

Compliance with Long-Term Debt Covenants - As fully discussed in "Liquidity and Capital Resources - Loan Agreements - Terms and Conditions"

and Note 7 of Notes to Consolidated Financial Statements, the Financing Agreement and Working Capital Revolver Loan as amended, of ClimaChem and its subsidiaries require that ClimaChem meet certain lender defined earnings before interest, income taxes, depreciation and amortization ("EBITDA") amounts quarterly, on a trailing twelve-month basis and annually achieve a specified fixed charge coverage rate. ClimaChem forecasts for 2003 indicate that ClimaChem will be able to meet all required covenant tests for all quarters and the year ending in December 2003.

The Financing Agreement requires that if ClimaChem fails to maintain EBITDA, as defined, on a trailing twelve-month basis of at least $12 million (a "Trigger Event"), then within 210 days of the end of such quarter, ClimaChem shall pay the Lenders an amount equal to 33.3% ($10.6 million as of December 31, 2002) of then outstanding principal of the Loans plus related cash and additional interest. However, if ClimaChem maintains EBITDA on a trailing twelve-month basis of at least $12 million as of the end of each of the two quarters immediately following the Trigger Event, then within 210 days of such Trigger Event, ClimaChem shall pay the Lenders an amount equal to 10% ($3.2 million as of December 31, 2002) of then outstanding principal of the Loans plus related cash and additional interest.

In addition, the Working Capital Revolver Loan contains "a material adverse change in operating results or financial condition" provision which is construed to be a subjective acceleration clause. Our ability to realize our assets and discharge our liabilities is dependent upon, among other things, the lender not exercising its rights under the subjective acceleration clause and our ability to successfully meet the EBITDA covenant for 2003 and beyond. See Notes 3 and 7 of Notes to Consolidated Financial Statements.

Environmental and Regulatory Compliance - We operate in the Chemical Business that is subject to specific federal and state regulatory and environmental compliance laws and guidelines. We have developed policies and procedures related to environmental and regulatory compliance. We must continually monitor whether we have maintained compliance with such laws and regulations and the operating implications, if any, and amount of penalties, fines and assessments that may result from noncompliance. We believe we will be successful in addressing the Arkansas Department of Environmental Quality ("ADEQ") Discharge Water Permit through various site modification projects currently underway and other projects acceptable to the ADEQ. We currently estimate that the site modification projects will cost approximately $3 - $4 million.  We believe EDC will be able to obtain appropriate modifications to the permit, either through negotiations, appeal to the Commission, or through court proceedings. However, if we are not able to obtain appropriate modifications to the permit based on our current liquidity and information currently available to us, we do not believe that EDC will be able to comply with the terms of the permit or have the necessary liquidity to make all of the capital improvements required to comply with the permit's terms.

Contingencies - We are a party to various litigation and other contingencies, the ultimate outcome of which is not presently known. Should the ultimate outcome of these contingencies be adverse and we are required to fund a significant judgment, that may represent an event of default under ClimaChem's Working Capital Revolver Loan and the Financing Agreement and may adversely impact our liquidity and capital resources. See Note 12 of Notes to Consolidated Financial Statements.

Management's judgment and estimates in these areas are based on information available from internal and external resources at that time. Actual results could differ materially from these estimates and judgments, as additional information becomes known. Our significant accounting policies are discussed in greater detail in Note 2 of Notes to Consolidated Financial Statements.

Overview
General

We finance our working capital requirements for ClimaChem and its wholly-owned subsidiaries through borrowings under a $50 million credit facility with a lender (the "Working Capital Revolver Loan"). The Working Capital Revolver Loan matures in April 2005 subject to an acceleration clause.

In May 2002, ClimaChem repurchased $52.3 million face value aggregate principal amount of its Senior Unsecured Notes. The purchase price per $1,000 of aggregate principal amount of Senior Unsecured Notes was approximately $575, resulting in an aggregate purchase price of approximately $30.1 million. As a result of the repurchase, the balance of the aggregate principal amount of the Senior Unsecured Notes outstanding and in the hands of unrelated third parties is $18.3 million.

In order to fund the repurchase of the Senior Unsecured Notes, ClimaChem entered into a Financing Agreement with certain lenders (the "Lenders") with each lender being an affiliate of the sellers of the Senior Unsecured Notes. Each Lender is also an affiliate of the other Lenders. Pursuant to the terms of the Financing Agreement, the Lenders loaned $35 million to ClimaChem (collectively, the "Loans"). The Loans mature on June 30, 2005, and bear interest at 10 1/2% per annum, payable quarterly. Additional interest of 5 1/2% is payable either at maturity or upon prepayment. The Lenders and affiliates of the Lenders owned the Senior Unsecured Notes which were repurchased by ClimaChem. See discussion in "Liquidity and Capital Resources-Loan Agreements-Terms and Conditions."

The Company is actively marketing its chemical plant located in Pryor, Oklahoma. As of the date of this report, no agreement has been reached, but the Company is in discussions with a possible buyer. Upon sale of this plant, the Company intends to use the proceeds from the sale to reduce debt.

As discussed below in "Chemical Business" and Notes 4 and 7 of Notes to Consolidated Financial Statements, in December 2002, SEC and UTeC sold all of their operating assets. Approximately $3.5 million of the sales proceeds were used as a prepayment on the Loans under the Financing Agreement. Due to this prepayment, ClimaChem recognized a gain on extinguishment of debt of $1.5 million.

Our Consolidated Financial Statements reflect the operations of SEC and UTeC and the automotive products business as discontinued operations for all periods presented. Therefore, the operations of SEC and UTeC are excluded from the results of our Chemical Business and our former automotive products business is not presented as a reportable segment. Certain statements contained in this overview are forward-looking statements, and future results could differ materially from such statements. The following table contains certain of the information from Note 19 of Notes to Consolidated Financial Statements about our operations in different industry segments for each of the three years ended December 31:

2002	2001	2000
(In thousands)
Net sales:
Chemical (1) (2)	$151,358	$170,092	$131,687
Climate Control	128,128	138,435	130,574
Other (3)	4,325	6,415	10,407
	$283,811	$314,942	$272,668
Gross profit: (4)
Chemical (2)	$6,911	$11,007	$9,287
Climate Control	37,454	37,890	34,475
Other	1,332	1,877	2,839
	$45,697	$50,774	$46,601
Operating profit(loss): (5)
Chemical (2)	$500	$3,702	$(367)
Climate Control	14,705	12,500	10,961
	15,205	16,202	10,594
General corporate expense and otherbusiness operations, net	(5,950)	(7,358)	(4,524)
Interest expense	(7,590)	(13,338)	(14,707)
Gains on sales of property and equipment	47	6,615	-
Gains on extinguishment of debt	1,458	2,631	20,086
Benefit from termination of (provision for loss on) firm sales and purchase commitments - Chemical	(414)	2,688	(3,395)
Income from continuing operations before provision for income taxes and cumulative effect of accounting change	$2,756	$7,440	$8,054
Total assets:
Chemical	$93,017	$94,764	$102,741
Climate Control	52,438	61,682	66,101
Corporate assets and other	16,808	14,068	17,707
Discontinued operations	-	9,010	6,931
Total assets	$162,263	$179,524	$193,480

(1)

Chemical net sales for 2002, 2001 and 2000 include approximately $33.4 million, $35.9 million and $7.1 million, respectively, associated with a subsidiary's operation of the Cherokee Facility acquired on October 31, 2000.

(2)

On April 8, 2002, a portion of our subsidiary's chemical plant complex in El Dorado, Arkansas experienced damage from high winds and a likely tornado. Plant management and engineers surveyed the damage which affected the production facilities for ammonium nitrate, certain acid plants, a large cooling tower, and other equipment. The repairs were completed in 2002. During the repair time, we were not able to produce industrial grade ammonium nitrate until the middle of May 2002. Production of our other products, agricultural grade ammonium nitrate and industrial acids, continued without material interruption. Our property insurance covering the chemical plant entitled us to receive approximate replacement value for the damaged property less an aggregate $1 million deductible. We also had a thirty-day waiting period before our business interruption insurance coverage became effective. In October of 2002, a final settlement of $2.5 million, net of the $1 million deductible, was reached for the property and business interruption insurance claims. The net proceeds relating to our property insurance claim exceeded the cash expenditures for repairs and the depreciated value of the damaged assets. As a result, a net gain relating to property damage of approximately $1.4 million is classified as other income and a business interruption insurance recovery of approximately $.3 million is classified as a reduction of cost of sales and is included in the Consolidated Statement of Income for 2002.

(3)	Excludes intersegment sales to Climate Control of $371,000 and $757,000 2001 and 2000, respectively. There were no intersegment sales in 2002.
(4)	Gross profit by industry segment represents net sales less cost of sales. Chemical gross profit for 2002 and 2000 includes a loss of $1.4 million and $1 million, respectively, and a profit of $1.3 million for 2001 associated with the Cherokee Facility as discussed above.
(5)

Operating profit (loss) by industry segment represents net sales less operating expenses before adding or deducting general corporate expense and other business operations, interest expense, gains on sales of property and equipment, gains on extinguishment of debt, benefit from termination of (provision for loss on) firm sales and purchase commitments, income taxes, results from discontinued operations and cumulative effect of accounting change. Chemical operating profit for 2002, 2001 and 2000 includes an operating loss of approximately $2.1 million, $.1 million and $1.1 million, respectively, associated with the Cherokee Facility as discussed above.

Chemical Business

Our Chemical Business manufactures three principal product lines that are derived from natural gas and anhydrous ammonia: (1) fertilizer grade ammonium nitrate and urea ammonium nitrate for the agricultural industry, (2) industrial grade ammonium nitrate and solutions for the mining industry and (3) concentrated, blended and regular nitric acid and metallurgical grade ammonia for industrial applications. In addition, we also produce sulfuric acid for the paper industry.

Anhydrous ammonia and natural gas represent the primary raw materials in the production of most of the products of our Chemical Business. In December 2002, EDC reached an agreement with its then-current supplier of anhydrous ammonia whereby the former long-term purchase commitment was terminated effective October 31, 2002. Under the new agreement, EDC will purchase 100% of its requirements of purchased ammonia pursuant to a formula-based market price plus transportation to the  El Dorado Facility through December 31, 2004. The Chemical Business' natural gas feedstock requirements are purchased at spot market price for delivery to the Cherokee Facility. The purchase cost of anhydrous ammonia and natural gas increased substantially during the third and fourth quarters of 2002 and have continued to increase through the date of this report. During the third and fourth quarters of 2002, the market price of the Chemical Business' agricultural products, which are not sold pursuant to cost-plus contracts, did not increase sufficiently to recover the full amount of the increases in its raw materials resulting in lower gross profit in 2002.  Beginning in 2003 and at the time of this report, product pricing has increased substantially.  However, it is too early in the spring season to determine if current pricing will be sustained.

In February 2002, due to certain alleged violations of explosives storage and related regulations, the government regulator, the Bureau of Alcohol, Tobacco and Firearms ("BATF"), issued an order revoking the manufacturing license of SEC for its Hallowell Facility to produce certain mining products and confiscated certain high explosives inventory. The license revocation order was upheld by an administrative law judge after an administrative trial. In addition, we have received grand jury subpoenas from the U.S. Attorney's office of Wichita, Kansas requesting business records of SEC. We have complied with such subpoenas. Since February 2002, SEC continued to manufacture certain non-explosive products at its Hallowell Facility. SEC had other production facilities where it could produce some mining products to service its customers.

UTeC filed an application with the BATF to obtain a manufacturing license for the Hallowell Facility. On September 30, 2002, UTeC obtained from the BATF the license to manufacture certain mining products at the Hallowell Facility and manufacturing was resumed until the sale of all of the operating assets of SEC and UTeC.

In December 2002, the Company consummated the sale of all of the operating assets of SEC and UTeC, each an indirect wholly owned subsidiary of the Company. SEC and UTeC were principally in the packaged explosives business, which business was not considered by the Company to be part of its core Chemical Business.

The sales price was approximately $10.2 million, consisting of a base price of $7 million, plus approximately $2.8 million for inventory and accounts receivable and $.4 million of assumed liabilities under an equipment lease. Of the proceeds from the Sale, (a) approximately $.3 million was placed in escrow to warrant the collection of the purchased accounts receivable, (b) approximately $3.5 million was paid to a term lender, and (c) the balance of the proceeds was applied against ClimaChem's revolving line of credit.

Climate Control

Our Climate Control Business manufactures and sells a broad range of hydronic fan coil, water source and geothermal heat pumps, air handling, air conditioning, heating, and dehumidification products targeted to both commercial and residential new building construction and renovation.

Our Climate Control Business focuses on product lines in the specific niche markets of hydronic fan coils and water source heat pumps and has established a significant market share in these specific markets.

As of December 31, 2002 and 2001, the backlog of confirmed orders for our Climate Control Business was approximately $25.1 million and $24 million respectively. As of the date of this report, our Climate Control Business had released the majority of the December 31, 2002 backlog to production. All of the December 31, 2002 backlog is expected to be filled during 2003. See "Special Note Regarding Forward-Looking Statements."

Results of Operations

Our Climate Control Business' operating results for 2002 are considerably better than 2001 as discussed below. On the other hand, our Chemical Business has fallen significantly behind that of 2001.

The negative cash flow in the Chemical Business in 2002 is a result of disruptions caused by the storm damage, the losses due to the revocation of SEC's license to produce its profitable high explosives at its Hallowell, Kansas facility and the operating losses in the agricultural nitrogen business of the El Dorado Facility and Cherokee Facility. Losses in the agricultural nitrogen business have resulted from the low selling prices compared to the cost of the raw material feedstocks, natural gas and anhydrous ammonia. The feedstocks of natural gas and ammonia have historically experienced significant price volatility. The profit problem has been due primarily to an oversupply in the market of agricultural nitrogen products of the kind we produce and the inability in the past to pass through the natural gas and ammonia cost increases when they occur. This applies to approximately 50% of the volume for our Chemical Business. The other approximate 50% of the products produced by the various plants that make up our Chemical Business are sold pursuant to long-term contracts that provide for cost-plus pricing. We continue to plan to increase the production level to the optimum permitted and practical capacity levels to cover the fixed costs of the El Dorado Facility and Cherokee Facility as market conditions will allow.

Our Chemical plants are volume sensitive. The volumes of certain products through 2002 have been below the break-even point due in part to supply and demand and due in part to the two unusual events that occurred during the year. These unusual events are the storm and related damage at the El Dorado Facility and the revocation of SEC's BATF license, both of which are discussed above.

Year Ended December 31, 2002 vs. Year Ended December 31, 2001

Net Sales

Net sales for 2002 were $283.8 million compared to $314.9 million for 2001 or a decrease of $31.1 million. The decrease in sales resulted primarily from decreased sales in our Chemical Business of $18.7 million resulting from (i) a decrease in sales of mining products of $17.7 million resulting primarily from the elimination of certain products subsequent to the sale of all of its distribution centers for mining products in October 2001, (ii) lower sales prices, due primarily to lower cost of the raw material feedstock which is passed through to the sales prices, (iii) an over-supply of agricultural products within the market we serve and (iv) the reduction in volume of industrial grade ammonium nitrate due to the business interruption at the El Dorado Facility in April 2002. Our Climate Control Business sales were lower by approximately $10.3 million resulting principally from the elimination of an unprofitable product line during the fourth quarter of 2001 and a reduction in volume of hydronic fan coil and water source heat pump products, due in part, to a general softening in demand from the markets we serve.

Gross Profit

Gross profit was $45.7 million or 16.1% as a percentage of net sales for 2002, compared to $50.8 million or 16.1% for 2001. The profit margins in our Climate Control Business improved, due in part, to the elimination of certain low-margin products during the fourth quarter of 2001 and improved profit margins for the majority of remaining non-OEM products resulting from a combination of price increases and cost reductions. This improvement was offset by lower profit margins in our Chemical Business due primarily to (i) the effect of the business interruption at the El Dorado which lasted approximately 50 days, (ii) a decrease in profit margins relating to agricultural products, due in part, to an over supply within our market and (iii) the increase in the amount of inventory write-downs due to the costs of certain products exceeding the actual sales prices.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses were $39.9 million for 2002, compared to $44 million for 2001. This decrease is primarily the result of the reduction of expenses relating to the elimination of certain low-margin products in our Climate Control Business and our non-core businesses during 2001.

Other Income

Other income for 2002 includes the recognition of $1.5 million from the recovery of property insurance, an increase of $.4 million in the cash surrender value of certain life insurance policies and the recovery of $.3 million of precious metals used in the manufacturing process of our Chemical Business. Other income for 2001 includes the recovery of $1.1 million of precious metals and the recognition of $.5 million from the recovery of property insurance.

Gains on Sales of Property and Equipment

For 2001, we recognized gains on sales of property and equipment of $6.6 million (the amount for 2002 was minimal). The gain in 2001 includes $3.3 million from the sale of the Crystal City Plant site and $2.7 million from the sale of distribution sites for mining products.

Gains on Extinguishment of Debt

As discussed in Overview-Chemical Business and Notes 4 and 7 of Notes to Consolidated Financial Statements, in December 2002, SEC and UTeC sold all of their operating assets. Approximately $3.5 million of the sales proceeds were used as a prepayment on borrowings under a Financing Agreement entered into in May 2002. Due to this prepayment, ClimaChem recognized a gain on extinguishment of debt of $1.5 million representing accrued interest through maturity on the prepaid principal.

During 2001, ClimaChem repurchased Senior Unsecured Notes having a face value of $4.7 million and recognized a gain of $2.6 million.

 Benefit from Termination of (Provision for Loss on) Firm Sales and Purchase Commitments

 We had a loss of $.4 million on firm sales and purchase commitments for 2002 compared to a gain of $2.7 million for 2001.

Interest Expense

Interest expense was $7.6 million in 2002 compared to $13.3 million in 2001. The decrease of $5.7 million primarily resulted from the elimination of interest expense recognition on the Financing Agreement indebtedness, (as that transaction was accounted for as a voluntary debt restructuring during the second quarter of 2002), the repurchase of Senior Unsecured Notes during the third quarter of 2001, lower interest rates and the decrease in borrowings from our revolving credit facilities.

Income from Continuing Operations before Provision for Income Taxes and Cumulative Effect of Accounting Change

As a result of the items discussed above, we had income from continuing operations before provision for income taxes and cumulative effect of accounting change of $2.8 million for 2002 compared to income of $7.4 million for 2001. Our Climate Control Business reported a substantial increase in operating results for 2002 compared to 2001. Our Chemical Business reported a significant decline in operating results in 2002 as compared to 2001 due to selling prices for agricultural products decreasing more than the cost of raw material feedstock and the business interruption losses incurred relating to the storm damage as discussed above.

Provision for Income Taxes

As a result of providing deferred tax asset valuation allowances related to our net operating loss carry-forwards, the provision for income taxes relates only to current state income taxes for 2002 and 2001.

Income (Loss) from Discontinued Operations

As discussed in Overview-Chemical Business and Note 4 of Notes to Consolidated Financial Statements, in December 2002, all of the operating assets of SEC and UTeC were sold which operations are reflected as discontinued operations. These operations were formerly included in the Chemical Business. The loss from discontinued operations of $3.5 million for 2002 is net of a gain on disposal of $1.6 million. For 2001, we recognized income from discontinued operations of $1.2 million.

Cumulative Effect of Accounting Change

Upon adoption of Statement No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002, we recognized $.9 million of negative goodwill as a cumulative effect of accounting change for 2002.

Year ended December 31, 2001 Compared to Year ended December 31, 2000

Net Sales

Net sales for 2001 were $314.9 million, compared to $272.7 million for 2000, an increase of $42.2 million. Approximately $28.8 million of this increase in sales resulted from the Cherokee Facility acquired in October 2000. The remaining increase resulted from: (i) increased sales of $14.5 million relating to agricultural and mining products in our Chemical Business, due in part, from increased customer demand and higher sales prices and (ii) increased sales of $7.9 million in our Climate Control Business, due primarily from an increase in customer demand relating to heat pump products and the increase in sales of new products and services introduced in 2001 and 2000. This increase in sales was partially offset by an elimination of certain low-margin products in our Climate Control Business.

Gross Profit

Gross profit was $50.8 million or 16.1% as a percentage of net sales in 2001 compared to $46.6 million or 17.1% in 2000. The increase in gross profit was due to the increased sales. The reduction in gross profit as a percent of sales was the result of lower profit margins in our Chemical Business due primarily to increased raw material costs, resulting in part, from the extremely high cost of natural gas in late 2000 and the first two quarters of 2001 and competitive pressures on sales prices of agricultural products. This decrease as a percent of net sales was partially offset by improved margins of the heat pump and certain other products in our Climate Control Business.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses were $44 million for 2001 compared to $43.7 million for 2000. This increase is primarily the result of expenses relating to start-up operations in the Climate Control Business beginning in 2001 and 2000, increase in insurance costs, increase in incentive compensation and expenses incurred relating to the Working Capital Revolver Loan. This increase was offset, in part, by a reduction in bad debt expense, lower expenses relating to the elimination of certain products in our Climate Control Business and other business operations and the amortization of negative goodwill resulting from the acquired Cherokee Facility.

Other Income

Other income for 2001 includes the recovery of $1.1 million of precious metals and the recognition of $.5 million from the recovery of property insurance. Other income for 2000 includes the recapture of prior period provision for loss on advances of $1.6 million, our equity interest in an unconsolidated joint venture of $.7 million, interest income of $.6 million, gain on sale of equity securities of an unrelated party of $.4 million, income from oil and gas properties of $.3 million and rental income of $.3 million.

Gains on Sales of Property and Equipment

For the year ended December 31, 2001, we recognized gains on sales of property and equipment of $6.6 million. The gain in 2001 includes $3.3 million from the sale of the Crystal City Plant site and $2.7 million from the sale of distribution sites for mining products.

Gains on Extinguishment of Debt

During 2001 and 2000, certain of our subsidiaries repurchased Senior Unsecured Notes having a face value of $4.7 million and $29.7 million, respectively, and recognized a gain of $2.6 million and $20.1 million, respectively.

Benefit from Termination of (Provision for Loss on) Firm Sales and Purchase Commitments

We had a gain of $2.7 million from the termination of firm purchase commitments for the year ended December 31, 2001 compared to a provision for loss on firm sales and purchase commitments of $3.4 million for the year ended December 31, 2000. In June 2001, we reached an agreement with our supplier of anhydrous ammonia whereby the former long-term purchase commitment was terminated effective June 30, 2001. As consideration to terminate the prior above-market priced take-or-pay purchase commitment which provided, among other things, for a market price based on natural gas and required minimum monthly purchase volumes, EDC agreed to pay the supplier a one-time settlement fee. The remaining accrued liability associated with the above-market purchase commitment, net of the one-time settlement fee, was eliminated resulting in a gain on termination of the purchase commitment of $2.3 million in 2001. Also the supplier agreed to refund EDC up to $.7 million contingent on minimum monthly purchase volumes for which EDC recognized an additional gain on termination of the purchase commitment of $.4 million for the year ended December 31, 2001. See discussion in Note 16 of the Notes to Consolidated Financial Statements.

Interest Expense

Interest expense was $13.3 million for 2001, compared to $14.7 million for 2000. The decrease of $1.4 million primarily resulted from the reduced debt outstanding resulting from the repurchase of the Senior Unsecured Notes during 2001 and 2000 and lowered interest rates offset, in part, by the increase in borrowings from the Working Capital Revolver Loan.

Other Expense

Other expense for 2001 and 2000 was $1.2 million and $2.2 million,

respectively. Other expense for 2001 includes expenses incurred due to mark-to-market adjustments relating to the exchange-traded futures contracts for metals used in our Climate Control Business of $.2 million and financing fees of $.2 million relating to extending the maturity of the former revolving credit facility. Other expense for 2000 includes $.6 million in costs incurred by us in attempts to renegotiate the terms and conditions of the Indenture related to the Senior Unsecured Notes of ClimaChem, a provision for a litigation settlement of $.6 million and start up costs of $.2 million associated with a new subsidiary in our Climate Control Business.

Income (Loss) from Continuing Operations before Income Taxes

As a result of the items discussed above, we had income from continuing operations before income taxes of $7.4 million for 2001 compared to income of $8.1 million for 2000.

Provision for Income Taxes

As a result of our net operating loss carry-forward for income tax purposes as discussed elsewhere herein and in Note 8 of Notes to Consolidated Financial Statements, the provisions for income taxes associated with continuing operations in 2001 and 2000 were related to current state income taxes.

Income (Loss) from Discontinued Operations

 The income from discontinued operations was $1.2 million for 2001 compared to a loss of $1.8 million for 2000. As discussed in Note 4 of Notes to Consolidated Financial Statements, in December 2002, all of the operating assets of SEC and UTeC were sold which operations are reflected as discontinued operations for all periods presented. The loss from discontinued operations for 2000 is net of income of $1.3 million from the operations of SEC and UTeC (2001 relates entirely to SEC and UTeC). On April 5, 2000, our Board of Directors approved a plan of disposal of our Automotive Products Business ("Automotive"). The sale of Automotive was concluded on May 4, 2000. Following the sale of Automotive, we remained a guarantor on certain of Automotive's indebtedness. In the fourth quarter of 2000, we performed on certain of the equipment note guarantees and in 2001, were required to fund our $1.0 million guaranty on the buyer's revolving credit agreement. We acquired certain of this debt from the original lender and in other situations, negotiated revised terms. We recognized our obligations under the guaranties as of December 31, 2000 in the amount of $4.3 million. We also recognized a loss in the amount of $2.6 million representing our estimate of ultimate loss, net of the collateral value, associated with guaranteed indebtedness of Automotive. This loss, and $.5 million associated with the final adjustment for Automotive's 2000 operations from the amount accrued as of December 31, 1999, are included in the loss from discontinued operations for 2000.

Liquidity and Capital Resources
Cash Flow From Operations

Historically, our primary cash needs have been for operating expenses, working capital and capital expenditures. We have financed our cash requirements primarily through internally generated cash flow, borrowings under our revolving credit facilities, secured equipment financing and the sale of assets. See additional discussion concerning cash flows from our Chemical and Climate Control Businesses in "Source of Funds."

Net cash provided by continuing operating activities for 2002 was $22.3 million resulting from operating cash flow and reductions in current assets, primarily accounts receivable and inventory and net cash provided from changes in accrued and other noncurrent liabilities. These provisions were partially offset by an increase in supplies and prepaid items and a decrease in accounts payable. The reduction in receivables is primarily due to the decrease in sales in the Chemical Business as a result of selling the distribution assets related to its mining products in the fourth quarter of 2001, the decrease in sales in the Climate Control Business resulting principally from the elimination of an unprofitable product line during the fourth quarter of 2001, the reduction in volume of hydronic fan coil and heat pump products in the fourth quarter of 2002 and a reduction in the number of days outstanding in the Climate Control Business. The reduction in inventory is due, in part, to planned reductions in the Climate Control Business. This reduction was partially offset by an increase in inventory at the Cherokee Facility in the Chemical Business. The cash provided from changes in accrued and other noncurrent liabilities is primarily due to the increase in the amount of customer deposits held by the Chemical Business and the decrease in accrued interest due to the repurchase of Senior Unsecured Notes in 2002. This provision was offset, in part, by a decrease in billings in excess of costs and estimated earnings on uncompleted contracts in the Climate Control Business. The increase in supplies and prepaid items is primarily due to an increase in prepaid supplies used in the maintenance of the chemical plants in the Chemical Business and an increase in prepaid insurance. The decrease in accounts payable is primarily due to the reduction in inventories in the Climate Control Business. This decrease was partially offset by an increase in payables relating to the Chemical Business relating to the higher cost of raw materials.

Cash Flow from Investing and Financing Activities

Net cash used by investing activities for 2002 included $10 million for capital expenditures primarily for the benefit of the Chemical Business, including the improvement and replacement of plant and equipment damaged by the storm at the El Dorado Facility. The proceeds from sales of property and equipment of $1.1 million consists primarily from the sale of land which was nonessential to the Company's core businesses. The restricted cash held in escrow of $1.5 million includes a cash collateral account established pursuant to the terms of the Financing Agreement dated May 24, 2002 described below. The decrease in other assets includes the utilization of noncurrent prepaid supplies at the El Dorado Facility.

Net cash used in financing activities for 2002 included payments on long-term and other debt of $10.8 million and a net decrease in revolving debt of $9.7 million offset by long-term borrowings of $2.6 million. See "Loan Agreements-Terms and Conditions" and Note 7 of Notes to Consolidated Financial Statements for discussion on the voluntary debt restructuring transaction involving the repurchase of a significant portion of the Senior Unsecured Notes using the proceeds of new loans under a financing agreement.

Obligations and Commitments

 In the operation of our businesses, we enter into contracts, leases and borrowing arrangements. In connection with a series of agreements with Bayer

Corporation ("Bayer") to supply nitric acid with a provision for pass through of production costs with certain performance obligations on our part, a subsidiary of ClimaChem entered into a 10 year leveraged lease in June 1999 that requires minimum future net lease rentals of approximately $56.4 million at December 31, 2002. The lease payments are includable costs in these agreements. These lease rentals are made monthly with one annual payment each year representing a majority of the amount due for the year. Our ability to perform on this lease commitment is contingent upon Bayer's performance under the related purchase agreement.

Our commitments and obligations as of December 31, 2002, are summarized in the following table. See discussion below in "Loan Agreements - Terms and Conditions" and Notes 3, 7 and 12 of Notes to Consolidated Financial Statements.

Due in the Year Ending December 31,
Type of Obligation	Total	2003	2004	2005	2006	2007	Thereafter
(in thousands)
Long-term debt:
Working Capital Revolver Loan (2)	$27,209	$27,209	$-	$-	$-	$-	$-

Senior Unsecured Notes due 2007 (1)	18,300	-	-	-	-	18,300

Financing Agreement due 2005	31,700	-	-	31,700	-	-	-

Accrued interest on Financing Agreement due 2005 (1)	14,656	3,375	3,384	7,897	-	-	-
Other	21,496	8,305	3,184	1,734	1,208	1,222	5,843
Total long-term debt	113,361	38,889	6,568	41,331	1,208	19,522	5,843
Baytown leveraged lease	56,374	7,666	13,001	2,250	8,175	9,227	16,055
Other operating leases	13,475	2,775	2,086	1,419	966	721	5,508
Purchase commitments	6,374	1,133	953	953	953	953	1,429
	$189,584	$50,463	$22,608	$45,953	$11,302	$30,423	$28,835

(1)  See Note 7 of Notes to Consolidated Financial Statements for a discussion of the repurchase of $52.3 million aggregate principal amount of ClimaChem's Senior Unsecured Notes and the financing arrangement with certain lenders to fund this repurchase.

 (2)  The Working Capital Revolver Loan is not due by its terms until April 2005; however, the underlying agreement contains "a material adverse change in operating results or financial condition" provision which is construed to be a subjective acceleration clause. Therefore, the Loan is classified as due within one year at December 31, 2002 in the accompanying consolidated balance sheet.

Source of Funds

We are a diversified holding company and, as a result, depend on credit agreements and our ability to obtain funds from our subsidiaries in order to pay our debts and obligations. Our wholly owned subsidiary, ClimaChem through its subsidiaries, owns substantially all of our core businesses consisting of the Chemical and Climate Control Businesses. Historically ClimaChem's primary cash needs have been for operating expenses, working capital and capital expenditures. ClimaChem and its subsidiaries depend on credit agreements with lenders, internally generated cash flows, secured equipment financing and the sale of assets in order to fund their operations and pay their debts and obligations.

ClimaChem is restricted as to the funds that it may transfer to LSB, the non-ClimaChem companies and certain ClimaChem companies under the terms contained in the Financing Agreement and the Working Capital Revolver Loan. Under the terms, ClimaChem is permitted to distribute funds in the form of (a) advances, loans and investments, in an aggregate amount not to exceed $2,000,000, at any time outstanding, and (b) distribute or pay in the form of dividends and other distributions an aggregate amount not to exceed, during each year, 50% of ClimaChem's consolidated net income for such year (calculated after deducting all other dividends and distributions made by ClimaChem to us during the year). This limitation will not prohibit payment of amounts due under a Services Agreement, Management Agreement and a Tax Sharing Agreement. ClimaChem did not declare and pay to the Company a dividend during 2002 and there were no management fees due or paid pursuant to the EBITDA formula in the Management Agreement. At December 31, 2002, ClimaChem owed the Company approximately $7.9 million, including $2.7 million under the Tax Sharing Agreement.

Our ability to maintain an adequate amount of borrowing availability depends on the cash flow from operations, the investing activities and required debt amortization.

LSB (and its subsidiaries other than ClimaChem) have limited cash requirements as it relates to debt service and capital expenditures. Principal payments on long-term debt aggregate $3.3 million for 2003 while capital expenditures are essentially discretionary. LSB's cash flow from operations, which includes that from the Company's industrial products business and cash flow from equipment leased to ClimaChem are expected to be sufficient to meet its cash flow needs during 2003.

The Company's Summit Machine Tool Manufacturing Corp. ("Summit") subsidiary that is not a subsidiary of ClimaChem finances its Working Capital requirements through borrowings under a credit facility ("Facility") with a different lender than ClimaChem's lender. The Facility is scheduled to mature on April 1, 2004. The Facility provides a revolving line of credit of $.6 million.

On March 24, 2003, a subsidiary of LSB obtained a two-year term loan of $804,000 collateralized by equipment. The proceeds of the loan were used to pay debt ($203,000) and provide additional working capital for ClimaChem ($601,000).

Effective March 25, 2003, the Company completed a transaction with Jayhawk Institutional Partners, L.P., in which Jayhawk purchased from the Company, in a private placement transaction, 450,000 share of the Company's common stock

-40

and a five year warrant to purchase up to 112,500 share of the Company's common stock, subject to anti-dilution adjustments under certain conditions.  The total price paid by Jayhawk to the Company for the shares of common stock and the warrant was $1,570,500.  The average closing price of the Company's common stock over the 30 day period prior to the transaction was $3.49. If Jayhawk exercises the warrant, the warrant price per share of common stock so purchased would be $3.49 a share.  Jayhawk has certain registration rights. Prior to the completion of this transaction and based on information provided to the Company by Jayhawk, Jayhawk and its affiliates beneficially owned 798,500 shares of the Company's common stock and 323,650 shares of the Company's $3.25 convertible exchangeable class C preferred stock ("$3.25 Preferred").  The shares of $3.25 Preferred beneficially owned by Jayhawk and its affiliates are convertible into 1,401,081 shares of the Company's common stock. Immediately prior to closing of the transaction with Jayhawk, the Company had issued and outstanding 11,970,688 shares of common stock and 623,550 shares of $3.25 Preferred.

At December 31, 2002, ClimaChem owed the Company approximately $2.7 million under the Tax Sharing Agreement. Subject to availability by ClimaChem, this amount could be paid to LSB should LSB and its subsidiaries other than ClimaChem have a need for such funds.

LSB is actively marketing its chemical plant located in Pryor, Oklahoma. As of the date of this report, no agreement has been reached, but the Company is in discussions with a possible buyer. If this plant is sold, the Company intends to use the proceeds from the sale to reduce debt.

ClimaChem and its subsidiaries finance their working capital requirements through borrowings under a $50 million asset-based Working Capital Revolver (See Note 7). The Working Capital Revolver matures in 2005 (see paragraph below) and is secured by receivables, inventories and intangibles of all the ClimaChem entities other than El Dorado Nitric Co. and its subsidiaries. The Working Capital Revolver agreement provides for available advances to ClimaChem based upon specified percentages of eligible accounts receivable and inventories, less a $.5 million reserve against such aggregate availability. As of December 31, 2002, borrowings outstanding under the Working Capital Revolver were $27.2 million and the net credit available for additional borrowings was $5.8 million. The Working Capital Revolver requires that ClimaChem and its Climate Control Business meet certain financial covenants on a quarterly basis and/or an annual basis as discussed in Note 7. Included in the financial covenants is the requirement to maintain quarterly earnings before interest, taxes, depreciation and amortization ("EBITDA") on a trailing twelve-month basis at specified amounts. ClimaChem and its Climate Control Business exceeded the required EBITDA amounts for 2002. The EBITDA amounts for 2003 were recently set at amounts less than those required for 2002, and below those forecasted by management as necessary for 2003.

Under a lock-box arrangement pursuant to the Working Capital Revolver, ClimaChem's customers remit payments on their accounts directly to the lender and the lender applies such payments to reduce the debt outstanding under the Working Capital Revolver. ClimaChem may request additional borrowings under the Working Capital Revolver, however, one of several conditions (as determined by the lender) precedent to all additional borrowings is that no "material adverse change" (as defined in the Working Capital Revolver) shall have occurred. This provision in the Working Capital Revolver allows the lender, solely within their discretion, to terminate additional borrowings by ClimaChem and effectively accelerate the scheduled maturity of the debt under conditions that may not be objectively determinable (the subjective acceleration clause). Management does not anticipate that the lender will invoke the subjective acceleration clause in 2003. In the event that the lender exercised its rights under the subjective acceleration clause in the Working Capital Revolver and terminated additional borrowings, ClimaChem would have no borrowing availability and its plan to obtain the funds needed to meet its obligations as they become due could include a significant curtailment of its operations. If the proceeds from sales of remaining inventories and collections of accounts receivable of the businesses involved did not provide sufficient funds, ClimaChem may be required to sell other key assets. The curtailment of operations and/or the sale of the assets could result in losses that may be material. In this event, ClimaChem would be required to obtain working capital financing from other sources for its remaining businesses. There are no assurances that the Company would be successful in replacing, on a timely basis, the Working Capital Revolver needed to fund ClimaChem's remaining operations.

Based upon the current outlook for the Chemical Business and the Climate Control Business subject to the continuation of the Working Capital Revolver, management expects to maintain adequate borrowing availability under the Working Capital Revolver to meet the working capital requirements during 2003. However due to anticipated higher costs for the Chemical Business feed stocks, natural gas and ammonia, management expects to fully utilize the net borrowing availability provided by the Working Capital Revolver during the spring agricultural season of 2003. After that period of high usage, the borrowing availability is forecasted to increase. The forecast is based upon information currently available. The current outlook is subject to changes in economic conditions as well as market pricing of our products and costs of the various raw materials consumed.

Pursuant to the repurchase of Senior Unsecured Notes in May 2002, ClimaChem entered into a Financing Agreement with certain Lenders (See Note 7). Borrowings under the Financing Agreement are collateralized by Chemical plants in El Dorado, Arkansas and Cherokee, Alabama. The Financing Agreement requires that ClimaChem and its Climate Control Business meet certain financial covenants on a quarterly and/or annual basis as discussed in Note 7. ClimaChem is in compliance with all the financial covenants, as amended. For quarters ending after December 31, 2002, if ClimaChem fails to maintain EBITDA (as defined) on a trailing twelve-month basis of at least $12 million (a "Trigger Event"), then within 210 days of the end of such quarter, ClimaChem shall pay the Lenders an amount equal to 33.3% of then outstanding principal of the Loans ($10.6 million at December 31, 2002) plus related  cash and additional interest. However, if ClimaChem maintains EBITDA on a trailing twelve-month basis of at least $12 million as of the end of each of the two quarters immediately following the Trigger Event, then within 210 days of such Trigger Event, ClimaChem shall pay the lenders an amount equal to 10% ($3.2 million as of December 31, 2002) of then outstanding principal of the Loans plus related  cash and additional interest. ClimaChem does not expect that a Trigger Event will occur in 2003. In connection with the closing of the Financing Agreement, the lenders thereunder entered into an Inter-Creditor Agreement with ClimaChem's Working Capital Revolver lenders. The Working Capital Revolver agreement and the Financing Agreement contain cross-default provisions. If the Trigger Event occurs and/or ClimaChem fails to meet the other financial covenants of the Financing Agreement, the lender may declare an event of default, making all or a portion of the debt due on demand. If this should occur, there are no assurances that the Company would have funds available to pay such amount nor that alternative borrowing arrangements would be available. Accordingly, ClimaChem may be required to curtail operations and/or sell key assets as discussed above. These actions could result in the recognition of losses that may be material.

In order to supplement the Working Capital Revolver and the internally generated funds as sources to meet capital requirements, management is pursuing the following funding sources for ClimaChem.

Management is currently in discussions with lenders to obtain long-term financing on two Chemical plants. If consummated, the loan proceeds will be used to reduce Working Capital Revolver debt.   During February 2003, the Company engaged an investment banker to assist the Company, on a best efforts basis, in arranging financing of the concentrated nitric acid plant on which debt was paid off in 2002. Management is also attempting to secure long-term financing of its Cherokee Nitrogen Plant in Cherokee, Alabama. The Cherokee plant is currently pledged as part of the collateral for ClimaChem's debt under the Financing Agreement. If this plant is financed, it is anticipated that half of the net proceeds would be used to pay down the Senior Secured Notes and the other half would be used as working capital.

On March 3, 2003, ClimaChem obtained a term loan of $800,000 collateralized by equipment. The proceeds of the loan were used to pay debt on the Working Capital Revolver.

Due to the Company and ClimaChem's previous operating losses and limited borrowing ability under the credit facility then in effect, we discontinued payment of cash dividends on Common Stock for periods subsequent to January 1, 1999, until the Board of Directors determines otherwise. As of December 31, 2002, we have not paid the regular quarterly dividend of $.8125 on the outstanding $3.25 Convertible Exchangeable Class C Preferred Stock Series 2 ("Series 2 Preferred") since June 15, 1999, resulting in approximately $7.1 million in total accrued and unpaid dividends on the Series 2 Preferred. We also did not declare and pay the regular annual dividend of $12.00 on the Series B Preferred since 1999, resulting in $.7 million in accrued and unpaid dividends on the Series B Preferred. In addition, we did not declare and pay the 6% per annum cumulative dividend payable in arrears on the Series D preferred resulting in $.1 million in accrued and unpaid dividends. We do not anticipate having funds available to pay dividends on our stock for the foreseeable future.

Excluding the operations of and the net proceeds from the sale of SEC and UteC as discussed in Note 4 of Notes to Consolidated Financial Statements, the Company's net cash provided by operating activities for 2002 was $22.3 million. The sale of the Chemical Business's packaged explosives business (SEC & UTeC) provided an additional $5 million. Cash used in investing activities included $10 million for capital expenditures primarily in the Chemical Business. Cash used in financing activities included a net reduction of long-term debt and the reduction of the Working Capital Revolver. As of December 31, 2002, ClimaChem had cash and borrowing availability under the Working Capital Revolver of $7.9 million compared to $7.4 million at December 31, 2001.

For the periods covered by this report, the Climate Control Business has consistently generated a positive cash flow and conversely the Chemical Business has generated a negative cash flow.

The negative cash flow in the Chemical Business in 2002 is a result of disruptions caused by the storm damage, the losses due to the revocation of SEC's license to produce its profitable high explosives at its Hallowell, Kansas facility and the operating losses in the agricultural nitrogen business of the El Dorado, Arkansas and Cherokee, Alabama plants. Losses in the agricultural nitrogen business have resulted from the low selling prices compared to the cost of the raw material feed stocks, natural gas and anhydrous ammonia. The feedstocks of natural gas and ammonia have historically experienced significant price volatility. The profit problem has been due primarily to an oversupply in the market of agricultural nitrogen products of the kind we produce and the inability in the past to pass through the natural gas and ammonia cost increases when they occur. Currently, although its too early to predict with any certainty, it appears that the over supply problem of nitrogen fertilizer has subsided to the point that the outlook for pricing of product in relation to the cost of raw materials has improved. We cannot however, predict whether the current sales prices will go up or down as the agricultural season progresses into April and May of 2003. Both natural gas and ammonia prices have risen significantly during early 2003. Approximately 45% of the Chemical Business' sales volume of manufactured product is tied to sales contracts that allow these feed stock costs to pass through. The balance of the sales volume moves as agricultural fertilizer into the Company's freight logical geographical markets at spot prices.

In early 2003, the agricultural fertilizer spot market prices have risen due to an improvement in the balance of supply and demand due primarily to lesser amounts of imported products and the closing of certain of our competitors plants over the past two years. Additionally during late
February and early March 2003, many nitrogen fertilizer plants in the United States were shut down temporarily due to high gas and ammonia prices creating a perceived tightness of supply for the spring 2003 season.

Although the higher selling prices are favorable, the higher costs of feedstock places pressure on the credit limits and the available Working Capital. As a result, the Company is pursuing other sources of Working Capital to ensure adequate liquidity as discussed above.

Management's plan for the Chemical Business anticipates that the industrial-grade products of El Dorado Chemical and Cherokee Nitrogen that are sold pursuant to long-term cost-plus agreements will continue in 2003 at or about the same volume levels as in 2002. El Dorado and Cherokee's 2003 production level for industrial-grade nitrogen products sold as fertilizers into the agricultural markets will approximate the 2002 volume levels but the sales as expressed in dollars will be higher due to correspondingly higher unit sales prices. However, due to the volatility of sales prices and the corresponding costs of feed stocks, anhydrous ammonia and natural gas, ultimate profitability is difficult to predict.

Historically the Climate Control Business has been very stable and has consistently managed to report steady earnings. As a result, the Company has been able to satisfy the various financial loan covenants. The 2002 earnings were significantly better than for 2001. Included in Climate Control's 2002 operating results are three start-up product lines and/or services that adversely affected the results. Although we don't expect these new product lines to reach positive results in 2003, there is the expectation that the results will be made closer to a breakeven. Management's plan for 2003 anticipates that the Climate Control Business will continue to operate at approximately the same sales volume and profitability levels as in 2002.

The planned capital expenditures for 2003 are approximately $6.4 million, but such capital expenditures are dependent upon an adequate amount of liquidity and/or obtaining acceptable funding. As discussed in Note 12 of Notes to Consolidated Financial Statements, the Discharge Water issue is not yet finally determined but is currently expected to require capital expenditures of approximately $3.6 million over the next 3 to 4 years provided the Discharge Water permit is corrected, the City of El Dorado, Arkansas (the "City") builds its own discharge pipeline to a nearby river and we are permitted to tie our pipeline into the City's pipeline. Management is continuing to review the design and configurations of treatment and discharge facilities to address the permitting issues. Also as discussed in Note 12 of Notes to Consolidated Financial Statements, there will be certain expenditures required to bring the sulfuric acid plant's air emissions into acceptable limits. The design of additional emission controls at this plant is underway. At this point, the capital expenditures to achieve the required emission level are undeterminable but management believes that such expenditures when finally determined will be manageable within the capital expenditure budget for 2003 and/or 2004.

Although the volatility of the Chemical Business is such that the forecasted results can fluctuate significantly, ClimaChem's cash flow forecasts indicate that there will be sufficient liquidity to meet their obligations as they come due.
Loan Agreements - Terms and Conditions

The Company and/or its subsidiaries are subject to various loan agreements. The loans provide the Company's debt capitalization. ClimaChem owns substantially all of the Company's core businesses. ClimaChem is the primary obligor on all the significant loan agreements.

Summit Machine Tool Manufacturing Corp., ("Summit"), one of our subsidiaries, that is not a subsidiary of ClimaChem, finances its working capital requirement through borrowings under a credit facility (the "Facility") with a different lender than ClimaChem's lender. In March 2003, Summit entered into an amendment to the Facility which reduced the revolving line of credit to $.6 million. The Facility terminates on April 1, 2004. The Facility requires monthly payments of interest which accrue based on the lender's prime rate plus 7%. The effective rate at December 31, 2002 was 11.25%. Summit may terminate the Facility with proper notice without premium or penalty. The Company guarantees the Facility.

ClimaChem and its subsidiaries are parties to the $50 million Working Capital Revolver. The Working Capital Revolver provides for advances based on specified percentages of eligible accounts receivable and inventories of ClimaChem and its subsidiaries and accrues interest at a base rate (generally equivalent to the prime rate) plus 2% or LIBOR plus 4.5%. The effective rate at December 31, 2002 was 6.25%. Interest is due monthly. The facility provides for up to $8.5 million of letters of credit. All letters of credit outstanding reduce availability under the facility.

The Working Capital Revolver matures in April 2005 and is secured by receivables, inventories and intangibles of all the ClimaChem entities other than El Dorado Nitric Co. and its subsidiaries ("EDNC"). EDNC is neither a borrower nor guarantor of the Working Capital Revolver. In connection with the completion of the Financing Agreement as discussed below, ClimaChem and our subsidiaries which are guarantors of ClimaChem's Working Capital Revolver entered into an amendment to the Working Capital Revolver pursuant to which we and certain of ClimaChem's subsidiaries pledged additional collateral to secure ClimaChem's obligations under the Working Capital Revolver. The additional collateral consisted of a second mortgage on the assets to which the lenders of the Financing Agreement discussed below were granted a first lien.

The Working Capital Revolver, as amended, required ClimaChem to maintain quarterly earnings before interest, taxes, depreciation and amortization (EBITDA), as defined by the lenders, for ClimaChem and its Climate Control Business on a trailing twelve-month basis, of $14 million and $10 million, respectively, measured as of December 31, 2002. ClimaChem and its Climate Control Business's EBITDA for the twelve-month period ended December 31, 2002 was in excess of the required amounts. The Working Capital Revolver, as amended, requires ClimaChem to maintain quarterly EBITDA, as defined, for ClimaChem and its Climate Control Business on a trailing twelve-month basis of $12.3 million and $10 million, respectively, measured as of March 31, 2003, $13.4 million and $10 million, respectively, measured as of June 30, 2003, $13.5 million and $10 million, respectively, measured as of September 30, 2003, and $12.5 million and $10 million, respectively, measured as of December 31, 2003 . For the quarters ending after December 31, 2003, the EBITDA requirement shall be determined based on ClimaChem's forecasted financial statements, however, if ClimaChem and the provider of the Working Capital Revolver can not reach an agreement, the EBITDA requirement shall not be less than $15 million. The Working Capital Revolver also requires ClimaChem to achieve an annual fixed charge coverage ratio of at least 1 to 1 and limits capital expenditures to $11.2 million annually. The Working Capital Revolver requires that ClimaChem's excess availability, as defined, equal an amount not less than $.5 million. It also requires ClimaChem's excess availability, as defined equal an amount not less than $1.5 million on the date of the periodic interest payments due on its 10-3/4% Senior Unsecured Notes due 2007 (discussed below) and interest due on certain debt issued pursuant to a financing arrangement entered into in May 2002 (discussed below). The Working Capital Revolver also contains covenants that, among other things, limit the borrowers' ability to: (i) incur additional indebtedness, (ii) incur liens, (iii) make restricted payments or loans to affiliates who are not borrowers, or (iv) engage in mergers, consolidations or other forms of recapitalization, (v) dispose of assets, and (vi) repurchase ClimaChem's 10-3/4% Senior Unsecured Notes. The Working Capital Revolver also requires all collections on accounts receivable be made through an account in the name of the lender or their agents and gives the lender the sole discretion to determine whether there has been any material adverse change, as defined, in the financial condition of the borrowers or LSB Industries, Inc., as guarantor, prior to granting additional advances. The lender may, upon an event of default as defined, terminate the Working Capital Revolver and make the balance outstanding due and payable in full. Amounts available for additional borrowing under the Working Capital Revolver at December 31, 2002 were $5.8 million.

Pursuant to loans made by Lenders in May 2002 to facilitate the repurchase by ClimaChem of a significant portion of its Senior Unsecured Notes,

ClimaChem is subject to the terms of a Financing Agreement. Pursuant to the terms of the Financing Agreement, the Lenders loaned $35 million to ClimaChem (collectively, the "Loans"). The Loans mature on June 30, 2005, and bear interest at 10 1/2% per annum, payable quarterly. Additional interest of 5 1/2% is payable either at maturity or upon prepayment. The Lenders and affiliates of the Lenders owned the Senior Unsecured Notes which were repurchased by ClimaChem.

In connection with the closing of the Loans, the Lenders entered into an Intercreditor Agreement with ClimaChem's Working Capital Revolver lender. The Financing Agreement contains cross-default provisions to the Working Capital Revolver agreement.

The Financing Agreement required ClimaChem to maintain quarterly EBITDA, as defined, for ClimaChem and its Climate Control Business on a trailing twelve-month basis of $16 million and $10 million, respectively, measured as of December 31, 2002. ClimaChem and its Climate Control Business's EBITDA, as defined, for the twelve-month period ended December 31, 2002 was in excess of the required amounts. The Financing Agreement, as amended, requires ClimaChem to maintain quarterly EBITDA, as defined, for ClimaChem and its Climate Control Business on a trailing twelve-month basis equal to those of the Working Capital Revolver discussed above. For quarters ending after December 31, 2002, if ClimaChem fails to maintain EBITDA, as defined, on a trailing twelve-month basis of at least $12 million (a "Trigger Event"), then within 210 days of the end of such quarter, ClimaChem shall pay the Lenders an amount equal to 33.3% ($10.6 million as of December 31, 2002) of then outstanding principal of the Loans plus related cash and additional interest. However, if ClimaChem maintains EBITDA on a trailing twelve-month basis of at least $12 million as of the end of each of the two quarters immediately following the Trigger Event, then within 210 days of such Trigger Event, ClimaChem shall pay the Lenders an amount equal to 10% ($3.2 million as of December 31, 2002) of then outstanding principal of the Loans plus related cash and additional interest.

The Financing Agreement, as amended, also requires ClimaChem to achieve an annual fixed charge coverage ratio of at least 1 to 1 and limits annual capital expenditures to $11.2 million measured quarterly on a trailing twelve-month basis. The Financing Agreement also contains covenants that, among other things, limit ClimaChem's ability to: (i) incur additional indebtedness, (ii) incur liens, (iii) provide certain guarantees (iv) engage in mergers, consolidations or other forms of recapitalization and (v) dispose of assets. The Lenders may, upon an event of default as defined, terminate the Financing Agreement and demand the balance outstanding due and payable in full. The Financing Agreement includes a prepayment fee equal to 2% of the principal amount paid should ClimaChem elect to prepay any principal amount prior to May 24, 2003. This fee is reduced to 1% during the second twelve-month period and to .5% during the third twelve-month period.

The Loans are secured by (a) a first lien on (i) certain real property and equipment located at the El Dorado, Arkansas manufacturing facility (excluding the DSN Plant and other exceptions) (the "EDC Plant") (ii) certain real property and equipment located at the Cherokee, Alabama manufacturing facility (the "Cherokee Plant") owned by a subsidiary of the Company that is not a subsidiary of ClimaChem, (iii) a cash collateral account of $1.8 million, and (b) a second lien on the assets upon which ClimaChem's Working Capital Revolver lender has a first lien. The Loans are guaranteed by the Company and certain subsidiaries of ClimaChem.

Based upon certain criteria including but not limited to unfavorable changes in ClimaChem's financial condition since the Notes were originally sold and the high interest rates on the new Loans, the transaction was accounted for as a debt restructuring. As a result, the gain on the transaction was limited to the difference between the carrying value of the Notes repurchased and the principal of the new Loans due 2005, plus the cumulative interest due and payable during the three year term thereof including interest due at maturity.

Since the implied gain relating to this transaction was deferred, all of the future interest payments associated with the Loans has been recognized in long-term debt. All future interest payments on the Loans will be charged against the debt balance presently accrued on the balance sheet.

As discussed in Note 4 of Notes to the Consolidated Financial Statements, in December 2002, SEC and UTeC sold all of their operating assets. Approximately $3.5 million of the sales proceeds were used as a prepayment on the Loans. Due to this prepayment, ClimaChem will not incur the interest accrued on the Loans prepaid and has thus recognized a gain on extinguishment of debt of $1.5 million for 2002.

At December 31, 2002, the carrying amount of long-term debt owed the Lenders is $46.4 million which includes $14.7 million interest due on the Loans through maturity. Of this, interest of $3.4 million is included in current portion of long-term debt at December 31, 2002.

ClimaChem's 10-3/4% Senior Unsecured Notes due 2007 (the "Notes") bear interest at an annual rate of 10-3/4% payable semiannually in arrears on June 1 and December 1 of each year. The Notes are senior unsecured obligations of ClimaChem and rank equal in right of payment to all existing and future senior unsecured indebtedness of ClimaChem and its subsidiaries. The Notes are effectively subordinated to all existing and future secured indebtedness of ClimaChem.

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

Availability of Company's Loss Carry-Overs

Our cash flow in future years may benefit from our ability to use net operating loss ("NOL") carry-overs from prior periods to reduce the federal income tax payments which we would otherwise be required to make with respect to income generated in such future years. Such benefit, if any, is dependent on our ability to generate taxable income in future periods, for which there is no assurance. Such benefit, if any, will be limited by our reduced NOL for alternative minimum tax purposes, which was $16.3 million at December 31, 2002. As of December 31, 2002, we had available regular tax NOL carry-overs of approximately $40 million based on our federal income tax returns as filed with the Internal Revenue Service for taxable years through 2001 and our estimated Federal taxable income for the year 2002. There are no regular tax NOLs that expire in 2003. Due to our recent history of reporting taxable losses, we have established a valuation allowance on all of our NOLs and thus have not recognized any benefit of our NOLs in the accompanying Consolidated Financial Statements.

The amount of these carry-overs has not been audited or approved by the Internal Revenue Service and, accordingly, no assurance can be given that such carry-overs will not be reduced as a result of audits in the future. In addition, our ability to utilize these carry-overs in the future will be subject to a variety of limitations applicable to corporate taxpayers generally under both the Internal Revenue Code of 1986, as amended, and the Treasury Regulations. These include, in particular, limitations imposed by Code Section 382 and the consolidated return regulations.

Contingencies

We have several contingencies that could impact our operating results and/or liquidity in the event that we are unsuccessful in defending against the claimants. Although we do not anticipate that these claims will result in substantial adverse impacts on our operating results and/or liquidity, it is not possible to determine the outcome. See "Business", "Legal Proceedings" and Note 12 of Notes to Consolidated Financial Statements for an expanded discussion. This paragraph contains forward-looking statements that involve a number of risks and uncertainties that could cause actual results to differ materially. See "Special Note Regarding Forward-Looking Statements."

 ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

Our results of operations and operating cash flows are impacted by changes in market interest rates and changes in market prices of anhydrous ammonia and natural gas. Our Chemical Business buys substantial quantities of anhydrous ammonia and natural gas as feedstocks for use in manufacturing processes generally at spot market prices. Periodically, the Chemical Business enters into fixed-price natural gas contracts, however, there were no purchase commitments on these contracts at December 31, 2002.

Interest Rate Risk

Our interest rate risk exposure results from our debt portfolio which is impacted by short-term rates, primarily prime rate-based borrowings from commercial banks, and long-term rates, primarily fixed-rate notes, some of which prohibit prepayment or require substantial prepayment penalties.

The following table presents principal amounts and related weighted-average interest rates by maturity date for our interest rate sensitive financial instruments as of December 31, 2002.

YEARS ENDING DECEMBER 31,
(Dollars in thousands)
2003	2004	2005	2006	2007	THEREAFTER	TOTAL
Expected maturities of long-term debt:
Variable rate debt (1)	$28,528	$615	$1,029	$597	$611	$1,451	$32,831
Weighted average interest rate (2)	5.80%	4.28%	4.34%	4.45%	4.73%	4.97%	4.76%
Fixed rate debt	$10,361	$5,953	$40,302	$611	$18,911	$4,392	$80,530
Weighted average interest rate (3)(4)	4.03%	3.78%	5.38%	9.85%	9.38%	6.66%	4.21%

(1)  The Working Capital Revolver Loan is not due by its terms until April 2005;  however, the underlying agreement contains "a material adverse change in operating results or financial condition" provision which is construed to be a subjective acceleration clause. Therefore, the Loan ($27,209 of this total) is classified as due within one year at December 31, 2002 in the accompanying consolidated balance sheet.

(2)  Interest rate is based on the aggregate amount of debt outstanding as of December 31, 2002. On ClimaChem's Working Capital Revolver Loan, the interest rate is based on the lender's prime rate plus 2% per annum, or at its option, LIBOR plus 4.5% per annum.

(3)  Interest rate is based on the aggregate amount of debt outstanding as of December 31, 2002.

(4)  In the second quarter of 2002, the repurchase of certain Senior Unsecured Notes using the proceeds from a Financing Agreement due 2005 was accounted for as a voluntary debt restructuring. As a result, all future interest payments associated with the Financing Agreement indebtedness was recognized against the implied gain on the transactions. Therefore the weighted average interest rate through 2005 reflects a zero interest rate on such borrowing.

December 31, 2002	December 31, 2001
Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
(in thousands)
Variable Rate:
Bank debt and equipment financing	$32,831	$32,831	$42,428	$42,428
Fixed Rate:
Bank debt and equipment financing	17,346	15,874	19,745	18,585
Financing Agreement (including accrued interest) due 2005 (2)	35,351	46,356	-	-
Senior Unsecured Notes due 2007 (1)(2)	7,320	18,300	35,304	70,607
	$92,848	$113,361	$97,477	$131,620

(1)  The fair value of ClimaChem's Senior Unsecured Notes was determined based on a market quotation for such securities.

(2)  In the second quarter of 2002, the repurchase of certain Senior Unsecured Notes using the proceeds from a Financing Agreement was accounted for as a voluntary debt restructuring. As a result, all future interest payments associated with the Financing Agreement indebtedness was accrued and classified as debt.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

We have included the financial statements and supplementary financial information required by this item immediately following Part IV of this report and hereby incorporate by reference the relevant portions of those statements and information into this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

SPECIAL NOTE REGARDING
FORWARD-LOOKING STATEMENTS

Certain statements contained within this report may be deemed "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements in this report other than statements of historical fact are Forward-Looking Statements that are subject to known and unknown risks, uncertainties and other factors which could cause actual results and performance of the Company to differ materially from such statements. The words "believe", "expect", "anticipate", "intend", "will", and similar expressions identify Forward-Looking Statements. Forward-Looking Statements contained herein relate to, among other things, the demand for our geothermal products will increase,
the "E-2" brand ammonium nitrate fertilizer is recognized as a premium product, the agricultural products are the only seasonal products,
competition within the Chemical and Climate Control Businesses is primarily based on price, service, warranty and product performance, the market for commercial water source heat pumps will continue to grow, the backlog of confirmed orders for Climate Control products at December 31, 2002 will be filled by December 31, 2003, we will not incur difficulties obtaining necessary materials for our Chemical and Climate Control Businesses,
EDC or its employees have a criminal exposure in the equalization pond matter, the anticipated consent order for SEC will not have a material adverse effect on the Company, availability of net operating loss carryovers,
amount to be spent relating to compliance with federal, state and local environmental laws at the El Dorado Facility, liquidity and availability of funds,
anticipated financial performance,
adequate cash flows to meet our presently anticipated working capital requirements, adequate resources to meet our obligations as they come due, ability to make planned capital improvements,
amount of and ability to obtain financing for the Discharge Water disposal project, under the terms of an agreement with a supplier, EDC will purchase 100% of its requirements of purchased ammonia through December 31, 2004, under the terms of an agreement with a customer, EDC will supply this customer with approximately 200,000 tons of industrial grade ammonium nitrate per year through at least November 2006, under the terms of an agreement with a customer, CNC will supply this customer its requirements of 83% ammonium nitrate through at least October 2006, under the terms of an agreement, Bayer will purchase from EDNC all of its requirements for nitric acid at its Baytown operation through at least May 2009,
ClimaChem's forecasts for 2003 for ClimaChem's operating results will meet all required covenant tests for all quarters and the year ending in 2003, and management does not anticipate that these contingent claims will result in substantial adverse impact on our operating results and/or liquidity.
the permit governing the Discharge Water will be corrected to provide
-53-
appropriate credits and effluent guidelines that are acceptable to EDC, the amount of additional expenditures required under the modified Discharge Water permit,
EDC's inability to comply with the terms of the modified permit due to current liquidity and other information, use of proceeds if we sell our Chemical plant in Pryor, Oklahoma, management fully utilizing the net borrowing availability under the Working Capital Revolver, improvement in the pricing of Chemical products in relation to cost of raw materials, continuation of EDC and CNA sales of industrial grade products and continuation of Climate Control sales at 2002 levels, and the effects of, and what the Company anticipates it can do if, its Working Capital lender decides not to continue to fund the Company's ClimaChem subsidiaries under it Working Capital Revolver.

While we believe the expectations reflected in such Forward-Looking Statements are reasonable, we can give no assurance such expectations will prove to have been correct. There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to, decline in general economic conditions, both domestic and foreign, material reduction in revenues,
material increase in interest rates,
ability to collect in a timely manner a material amount of receivables, increased competitive pressures,
changes in federal, state and local laws and regulations, especially environmental regulations, or in interpretation of such, pending, additional releases (particularly air emissions) into the environment, material increases in equipment, maintenance, operating or labor costs not presently anticipated by us, the requirement to use internally generated funds for purposes not presently anticipated, the inability to secure additional financing for planned capital expenditures, the cost for the purchase of anhydrous ammonia and natural gas, changes in competition,
the loss of any significant customer,
changes in operating strategy or development plans,
inability to fund the working capital and expansion of our businesses, adverse results in any of our pending litigation,
inability to obtain necessary raw materials,
inability to have the permit governing the Discharge Water corrected to comply with legal guidelines that the El Dorado Facility will be able to meet, inability to obtain a replacement for its current working capital line if its working capital lender terminates the Company's ability to borrow additional funds and effectively accelerates its Working Capital Revolver, and other factors described in "Management's Discussion and Analysis of Financial Condition and Results of Operation" contained in this report.

Given these uncertainties, all parties are cautioned not to place undue reliance on such Forward-Looking Statements. We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the Forward-Looking Statements contained herein to reflect future events or developments.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

 Information regarding our executive officers is set forth under Item 4A of Part I of this report. The other information required by this item is incorporated by reference from the definitive proxy statement (the "Proxy Statement") which we intend to file with the Securities and Exchange Commission on or before April 30, 2003, in connection with our 2003 annual meeting of stockholders under the captions "Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the Proxy Statement under the caption "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
STOCKHOLDERS MATTERS

The information required by this item is incorporated by reference from the Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the Proxy Statement under the caption "Certain Relationships and Related Transactions."

ITEM 14. CONTROLS AND PROCEDURES

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) Financial Statements

 The following consolidated financial statements of the Company appear immediately following this Part IV:

Pages
Report of Independent Auditors	F-1
Consolidated Balance Sheets at December 31, 2002 and 2001	F-2 to F-3
Consolidated Statements of Income for each of the three years in the period ended December 31, 2002	F-4
Consolidated Statements of Stockholders' Equity (Deficit) for each of the three years in the period ended December 31, 2002	F-5 to F-6
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2002	F-7 to F-8
Notes to Consolidated Financial Statements	F-9 to F-63
Quarterly Financial Data (Unaudited)	F-64 to F-66

(a) (2) Financial Statement Schedule

The Company has included the following schedule in this report:

II - Valuation and Qualifying Accounts                                                  F-67 to F-68

We have omitted all other schedules because the conditions requiring their filing do not exist or because the required information appears in our Consolidated Financial Statements, including the notes to those statements.

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

4.7. Form of 10 3/4% Series B Senior Notes due 2007 which the Company hereby incorporates by reference from Exhibit 4.3 to the ClimaChem Registration Statement, No. 333-44905.

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

4.11. Second Amendment to Loan and Security Agreement, dated May 24, 2002, by and among the Company, LSB, certain subsidiaries of the Company, Foothill Capital Corporation ("Foothill") and Congress Financial Corporation (Southwest), which the Company hereby incorporates by reference from Exhibit 4.1 to the Company's Form 8-K, dated May 24, 2002. Omitted are exhibits and schedules attached thereto. The Agreement contains a list of such exhibits and schedules, which the Company agrees to file with the Commission supplementally upon the Commission's request.

4.12. Securities Purchase Agreement, dated May 24, 2002 ("Agreement"), which the Company hereby incorporates by reference from Exhibit 4.2 to the Company's Form 8-K, dated May 24, 2002. Omitted are exhibits and schedules attached thereto. The Agreement contains a list of such exhibits and schedules, which the Company agrees to file with the Commission supplementally upon the Commission's request.

4.13. Fifth Supplemental Indenture, dated May 24, 2002, among the Company, the Guarantors, and Bank One, N.A, which the Company hereby incorporates by reference from Exhibit 4.3 to the Company's Form 8-K, dated May 24, 2002.

4.14. Promissory Note, dated May 24, 2002, granted by the Company in favor of one of the Lenders in the original principal amount of $7,786,927, which the Company hereby incorporates by reference from Exhibit 4.4 to the Company's Form 8-K, dated May 24, 2002. Substantially similar Promissory Notes, dated May 24, 2002, were granted by the Company to each of the other Lenders in the original principal amount indicated: (a) a Promissory Note granted in favor of one Lender in the original principal amount of $3,478,410, (b) two Promissory Notes granted in favor of a Lender in the original aggregate principal amount of $20,000,000, (c) a Promissory Note granted in favor of a Lender in the original principal amount of $3,734,663. Copies of these Promissory Notes will be provided to the Commission upon request.

 4.15. Letter, dated July 10, 2002, to document certain items not reflected in the Securities Purchase Agreement which the Company hereby incorporates by reference from Exhibit 4.5 to the Company's Form 10-Q for the fiscal quarter ended June 30, 2002.

4.16. Third Amendment, dated as of November 18, 2002, to the Loan and Security Agreement dated as of April 13, 2001, as amended by the First Amendment dated as of August 3, 2001 and the second Amendment dated as of May 24, 2002, by and among LSB Industries, Inc., ClimaChem, Inc., and certain subsidiaries of ClimaChem, Congress Financial Corporation (Southwest) and Foothill Capital Corporation which the Company hereby incorporates by reference from Exhibit 4.1 to the Company's Form 10-Q for the fiscal quarter ended September 30, 2002.

 4.17. Second Amendment to Securities Purchase Agreement, dated February 28, 2003 by and among ClimaChem, Inc. and certain of its subsidiaries, the Purchasers and Guggenheim Investment Management, LLC.

4.18. Fourth Amendment, dated as of March 3, 2003, to the Loan and Security Agreement dated as of April 13, 2001, as amended by the First, Second, and Third Amendments, by and among LSB Industries, Inc., ClimaChem, Inc., and certain subsidiaries of ClimaChem, Inc., Congress Financial Corporation (Southwest) and Foothill Capital Corporation.

4.19 Letter, dated March 3, 2003, to document the consent to increase capital expenditures, as defined in the Securities Purchase Agreement.

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

10.3. The Company's 1993 Non-employee Director Stock Option Plan which the Company hereby incorporates by reference from Exhibit 10.7 to the Company's Form 10-K for the fiscal year ended December 31, 1993.

10.4. Limited Partnership Agreement dated as of May 4, 1995, between the general partner, and LSB Holdings, Inc., an Oklahoma Corporation, as limited partner which the Company hereby incorporates by reference from Exhibit 10.11 to the Company's Form 10-K for the fiscal year ended December 31, 1995.

10.5. Severance Agreement, dated January 17, 1989, between the Company and Jack E. Golsen, which the Company hereby incorporates by reference from Exhibit 10.48 to the Company's Form 10-K for fiscal year ended December 31, 1988. The Company also entered into identical agreements with Tony M. Shelby, David R. Goss, Barry H. Golsen, David M. Shear, and Jim D. Jones and the Company will provide copies thereof to the Commission upon request.

10.6. Employment Agreement and Amendment to Severance Agreement dated January 12, 1989 between the Company and Jack E. Golsen, dated March 21, 1996 which the Company hereby incorporates by reference from Exhibit 10.15 to the Company's Form 10-K for fiscal year ended December 31, 1995.

10.7. First Amendment to Non-Qualified Stock Option Agreement, dated March 2, 1994, and Second Amendment to Stock Option Agreement, dated April 3, 1995, each between the Company and Jack E. Golsen, which the Company hereby incorporates by reference from Exhibit 10.1 to the Company's Form 10-Q for the fiscal quarter ended March 31, 1995.

10.8. Baytown Nitric Acid Project and Supply Agreement dated June 27, 1997, by and among El Dorado Nitrogen Company, El Dorado Chemical Company and Bayer Corporation which the Company hereby incorporates by reference from Exhibit 10.2 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1997. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF COMMISSION ORDER CF #5551, DATED SEPTEMBER 25, 1997, GRANTING A

REQUEST FOR CONFIDENTIAL TREATMENT UNDER THE FREEDOM OF INFORMATION ACT AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.

 10.9. First Amendment to Baytown Nitric Acid Project and Supply Agreement, dated February 1, 1999, between El Dorado Nitrogen Company and Bayer Corporation, which the Company hereby incorporates by reference from Exhibit 10.30 to the Company's Form 10-K for the year ended December 31, 1998. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF COMMISSION ORDER CF #7927, DATED JUNE 9, 1999, GRANTING A REQUEST FOR CONFIDENTIAL TREATMENT UNDER THE FREEDOM OF INFORMATION ACT AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.

10.10. Service Agreement, dated June 27, 1997, between Bayer Corporation and El Dorado Nitrogen Company which the0 Company hereby incorporates by reference from Exhibit 10.3 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1997. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF COMMISSION ORDER CF #5551, DATED SEPTEMBER 25, 1997, GRANTING A REQUEST FOR CONFIDENTIAL TREATMENT UNDER THE FREEDOM OF INFORMATION ACT AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.

 10.11. Ground Lease dated June 27, 1997, between Bayer Corporation and El Dorado Nitrogen Company which the Companyhereby incorporates by reference from Exhibit 10.4 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1997. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF COMMISSION ORDER CF #5551, DATED SEPTEMBER 25, 1997, GRANTING A REQUEST FOR CONFIDENTIAL TREATMENT UNDER THE FREEDOM OF INFORMATION ACT AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.

 10.12. Participation Agreement, dated as of June 27, 1997, among El Dorado Nitrogen Company, Boatmen's Trust Company of Texas as Owner Trustee, Security Pacific Leasing Corporation, as Owner Participant and a Construction Lender, Wilmington Trust Company, Bayerische Landes Bank, New York Branch, as a Construction Lender and the Note Purchaser, and Bank of America National Trust and Savings Association, as Construction Loan Agent which the Company hereby incorporates by reference from Exhibit 10.5 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1997. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF COMMISSION ORDER CF #5551, DATED SEPTEMBER 25, 1997, GRANTING A REQUEST FOR CONFIDENTIAL TREATMENT UNDER THE FREEDOM OF INFORMATION ACT AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.

10.13. Lease Agreement, dated as of June 27, 1997, between Boatmen's Trust Company of Texas as Owner Trustee and El Dorado Nitrogen Company which the Company hereby incorporates by reference from Exhibit 10.6 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1997.

10.14. Security Agreement and Collateral Assignment of Construction Documents, dated as of June 27, 1997, made by El Dorado Nitrogen Company which the Company hereby incorporates by reference from Exhibit 10.7 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1997.

10.15. Security Agreement and Collateral Assignment of Facility Documents, dated as of June 27, 1997, made by El Dorado Nitrogen Company and consented to by Bayer Corporation which the Company hereby incorporates by reference from Exhibit 10.8 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1997.

10.16. Non-Qualified Stock Option Agreement, dated April 22, 1998, between the Company and Robert C. Brown, M.D. The Company entered into substantially identical agreements with Bernard G. Ille, Raymond B. Ackerman, Horace G. Rhodes, and Donald W. Munson. The Company will provide copies of these agreements to the Commission upon request.

10.17. The Company's 1998 Stock Option and Incentive Plan, which the Company hereby incorporates by reference from Exhibit 10.44 to the Company's Form 10-K for the year ended December 31, 1998.

10.18. Letter Agreement, dated March 12, 1999, between Kestrel Aircraft Company and LSB Industries, Inc., Prime Financial Corporation, Herman Meinders, Carlan K. Yates, Larry H. Lemon, Co-Trustee Larry H. Lemon Living Trust, which the Company hereby incorporates by reference from Exhibit 10.45 to the Company's Form 10-K for the year ended December 31, 1998.

10.19. LSB Industries, Inc. 1998 Stock Option and Incentive Plan which the Company hereby incorporates by reference from Exhibit "B" to the LSB Proxy Statement, dated May 24, 1999, for Annual Meeting of Stockholders.

10.20. LSB Industries, Inc. Outside Directors Stock Option Plan which the Company hereby incorporates by reference from Exhibit "C" to the LSB Proxy Statement, dated May 24, 1999, for Annual Meeting of Stockholders.

10.21. First Amendment to Second Amended and Restated Loan and Security Agreement, dated January 1, 2000, by and between Bank of America, N.A. and LSB Industries, Inc., Summit Machine Tool Manufacturing Corp., and Morey Machinery Manufacturing Corporation, which the Company hereby incorporates by reference from Exhibit 10.3 to the Company's Form 8-K dated December 30, 1999.

10.22. Second Amendment to Second Amended and Restated Loan and Security Agreement, dated March 1, 2000 by and between Bank of America, N.A. and LSB Industries Inc., Summit Machine Tool Manufacturing Corp., and Morey Machinery Manufacturing Corporation, which the Company hereby incorporates by reference from Exhibit 10.3 to the Company's Form 8-K dated March 1, 2000.

10.23. Third Amendment to Second Amended and Restated Loan and Security Agreement, dated March 31, 2000 by and between Bank of America, N.A. and LSB Industries Inc., Summit Machine Tool Manufacturing Corp., and Morey Machinery Manufacturing Corporation, which the Company hereby incorporates by reference from Exhibit 10.14 to the Company's Form 10-Q for the fiscal quarter ended March 31, 2000.

10.24. Loan Agreement dated December 23, 1999 between Climate Craft, Inc. and the City of Oklahoma City, which the Company hereby incorporates by reference from Exhibit 10.49 to the Company's Amendment No. 2 to its 1999 Form 10-K.

10.25. Letter, dated April 1, 2000, executed by SBL to Prime amending the Promissory Note, which the Company incorporates by reference from Exhibit 10.52 to the Company's Amendment No. 2 to its 1999 Form 10-K.

10.26. Fourth Amendment to Second Amended and Restated Loan and Security Agreement dated October 10, 2000 by and between Bank of America, N.A. and LSB Industries, Inc., Summit Machine Tool Manufacturing Corp., and Morey Machinery Manufacturing Corporation, which the Company hereby incorporates by reference from Exhibit 10.2 to the Company's Form 10-Q for the fiscal quarter ended September 30, 2000.

10.27. Letter Agreement, dated August 23, 2000, between LSB Chemical Corp. and Orica USA, Inc., which the Company hereby incorporates by reference from Exhibit 10.4 to the Company's Form 10-Q for the fiscal quarter ended September 30, 2000. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF COMMISSION ORDER CF #10714, DATED FEBRUARY 21, 2001 GRANTING A REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT UNDER THE FREEDOM OF INFORMATION ACT AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.

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

10.30. Agreement, dated April 2, 2001, between Crystal City Nitrogen Company and River Cement Company, which the Company hereby incorporates by reference from Exhibit 10.57 to the Company's Form 10-K for the fiscal year ended December 31, 2000.

10.31. Assignment, dated May 8, 2001, between Climate Master, Inc. and Prime Financial Corporation, which the Company hereby incorporates by reference from Exhibit 10.2 to the Company's Form 10-Q for the fiscal quarter ended March 31, 2001.

10.32. Agreement for Purchase and Sale, dated April 10, 2001, by and between Prime Financial Corporation and Raptor Master, L.L.C. which the Company hereby incorporates by reference from Exhibit 10.3 to the Company's Form 10-Q for the fiscal quarter ended March 31, 2001.

10.33. Amended and Restated Lease Agreement, dated May 8, 2001, between Raptor Master, L.L.C. and Climate Master, Inc. which the Company hereby incorporates by reference from Exhibit 10.4 to the Company's Form 10-Q for the fiscal quarter ended March 31, 2001.

10.34. Option Agreement, dated May 8, 2001, between Raptor Master, L.L.C.and Climate Master, Inc., which the Company hereby incorporates by reference from Exhibit 10.5 to the Company's Form 10-Q for the fiscal quarter ended March 31, 2001.

10.35. Stock Purchase Agreement, dated September 30, 2001, by and between Summit Machinery Company and SBL Corporation, which the Company hereby incorporates by reference from Exhibit 10.1 to the Company' Form 10-Q for the fiscal quarter ended September 30, 2001.

10.36. Agreement, dated October 18, 2001, by and between LSB Industries,

Inc., Prime Financial Corporation, and SBL Corporation, which the Company hereby incorporates by reference from Exhibit 10.2 to the Company's Form 10-Q for the fiscal quarter ended September 30, 2001.

10.37. Certificate of Designations of LSB Industries, Inc., relating to the issuance of a new series of Class C Preferred Stock, which the Company hereby incorporates by reference form Exhibit 10.3 to the Company's Form 10-Q for the fiscal quarter ended September 30, 2001.

10.38. Asset Purchase Agreement, dated October 22, 2001, between Orica USA, Inc. and El Dorado Chemical Company and Northwest Financial Corporation, which the Company hereby incorporates by reference from Exhibit 99.1 to the Company's Form 8-K dated December 28, 2001. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT. THE OMITTED INFORMATION HAS BEEN FILED SEPARATELY WITH THE SECRETARY OF THE SECURITIES AND EXCHANGE COMMISSION FOR PURPOSES OF SUCH REQUEST.

 10.39. AN Supply Agreement, dated November 1, 2001, between Orica USA, Inc. and El Dorado Company, which the Company hereby incorporates by reference from Exhibit 99.2 to the Company's Form 8-K dated December 28, 2001. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT. THE OMITTED INFORMATION HAS BEEN FILED SEPARATELY WITH THE SECRETARY OF THE SECURITIES AND EXCHANGE COMMISSION FOR PURPOSES OF SUCH REQUEST.

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

 10.41 Loan and Security Agreement, dated April 13, 2001 by and among LSB Industries, Inc., ClimaChem and each of its Subsidiaries that are Signatories, the Lenders that are Signatories and Foothill Capital Corporation, which the Company hereby incorporates by reference from Exhibit 10.51 to ClimaChem, Inc.'s amendment No. 1 to Form 10-K for the year ended December 31, 2000.

10.42. Agreement, dated August 4, 2001, between El Dorado Chemical Company and Paper, Allied-Industrial, Chemical and Energy Workers International Union AFL-C10 and its Local 5-434, which the Company hereby incorporates by reference from Exhibit 10.65 to the Company's Form 10-K for the year ended December 31, 2001.

10.43. Agreement, dated October 16, 2001, between El Dorado Chemical Company and International Association of Machinists and Aerospace Workers, AFL-C10 Local No. 224, which the Company hereby incorporates by reference from Exhibit 10.66 to the Company's Form 10-K for the year ended December 31, 2001.

10.44. First Amendment to Third Amended and Restated Loan and Security Agreement, dated March 29, 2002, entered into by and between Bank of America, N.A. and Summit Machine Tool Manufacturing Corp, which the Company hereby incorporates by reference from Exhibit 10.67 to the Company's Form 10-K for the year ended December 31, 2001.

10.45. Warrant, dated May 24, 2002, granted by the Company to a Lender for the right to purchase up to 132,508 shares of the Company's common stock at an exercise price of $0.10 per share, which the Company hereby incorporates by reference from Exhibit 99.1 to the Company's Form 8-K, dated May 24, 2002. Four substantially similar Warrants, dated May 24, 2002, for the purchase of an aggregate additional 463,077 shares at an exercise price of $0.10 were issued. Copies of these Warrants will be provided to the Commission upon request.

10.46. Intercreditor Agreement, which the Company hereby incorporates by reference from Exhibit 99.2 to the Company's Form 8-K, dated May 24, 2002.

10.47. Asset Purchase Agreement, dated as of December 6, 2002, by and among Energetic Systems Inc. LLC, UTeC Corporation, LLC, SEC Investment Corp. LLC, DetaCorp Inc. LLC, Energetic Properties, LLC, Slurry Explosive Corporation, Universal Tech Corporation, El Dorado Chemical Company, LSB Chemical Corp., LSB Industries, Inc. and Slurry Explosive Manufacturing Corporation, LLC, which the Company hereby incorporates by reference from Exhibit 2.1 to the Company's Form 8-K, dated December 12, 2002. The asset purchase agreement contains a brief list identifying all schedules and exhibits to the asset purchase agreement. Such schedules and exhibits are not filed herewith, and the Registrant agrees to furnish supplementally a copy of the omitted schedules and exhibits to the commission upon request.

10.48.  Anhydrous Ammonia Sales Agreement, dated December 9, 2002, between Koch Nitrogen Company and El Dorado Chemical Company.  CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT. THE OMITTED INFORMATION HAS BEEN FILED SEPARATELY WITH THE SECRETARY OF THE SECURITIES AND EXCHANGE COMMISSION FOR PURPOSES OF SUCH REQUEST.

 10.49.  Registration Rights Agreement, dated March 25, 2003, among LSB Industries, Inc., Kent C. McCarthy, Jayhawk Capital management, L.L.C., Jayhawk Investments, L.P. and Jayhawk Institutioal Partners, L.P.

10.50.  Subscription Agreement, dated March 25, 2003, by and between LSB Industries, Inc. and Jayhawk Institutional Partners, L.P.

10.51.  Warrant Agreement, dated March 25, 2003, between LSB Industries, Inc. and Jayhawk Institutional Partners, L.P.

21.1   Subsidiaries of the Company.

23.1. Consent of Independent Auditors.

99.1 Certification of Jack E. Golsen, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350. A signed original of this written statement required by Section 906 has been provided to LSB Industries, Inc. and will be retained by LSB Industries, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

99.2 Certification of Tony M. Shelby, Chief Financial Officer pursuant to 18 U.S.C. Section 1350. A signed original of this written statement required by Section 906 has been provided to LSB Industries, Inc. and will be retained by LSB Industries, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

(b) REPORTS ON FORM 8-K. We filed the following report on Form 8-K during the fourth quarter of 2002.

(i) Form 8-K, dated December 27, 2002. (date of earliest event: December 12, 2002). The item reported was Item 2, "Acquisition or Disposition of Assets", discussing the sale of all of the operating assets of Slurry Explosive Corporation and Universal Tech Corporation to four wholly owned subsidiaries of Energetic Systems Inc., LLC pursuant to the terms of an Asset Purchase Agreement, dated December 6, 2002.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly-authorized, to sign this report on its behalf of this 2nd day of April, 2003.
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
Dated:	By:
April 2, 2003	/s/ Jack E. Golsen Jack E. Golsen, Director
Dated:	By:
April 2, 2003	/s/ Tony M. Shelby Tony M. Shelby, Director
Dated:	By:
April 2, 2003	/s/ David R. Goss David R. Goss, Director
Dated:	By:
April 2, 2003	/s/ Barry H. Golsen Barry H. Golsen, Director
Dated:	By:
April 2, 2003	/s/ Robert C. Brown MD Robert C. Brown MD, Director
Dated:	By:
April 2, 2003	/s/ Bernard G. Ille Bernard G. Ille, Director
Dated:	By:
April 2, 2003	/s/ Raymond B. Ackerman Raymond B. Ackerman, Director
Dated:	By:
April 2, 2003	/s/ Horace G. Rhodes Horace G. Rhodes, Director
Dated:	By:
April 2, 2003	/s/ Donald W. Munson Donald W. Munson, Director
Dated:	By:
April 2, 2003	/s/ Charles A. Burtch Charles A. Burtch, Director
Dated:	By:
April 2, 2003	/s/ Grant Donavan Grant Donovan, Director
Dated:	By:
April 2, 2003	/s/ Dr. Allen Ford Dr. Allen Ford, Director

CERTIFICATION

I, Jack E. Golsen, President and Chief Executive Officer, certify that:

1.  I have reviewed this annual report on Form 10-K of LSB Industries, Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.  The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003                                                 /s/ Jack E. Golsen
                                                                        Jack E. Golsen
                                                                        President
                                                                        (Principal Executive Officer)

CERTIFICATION

I, Tony M. Shelby, Senior Vice President and Chief Financial Officer, certify that:
1.  I have reviewed this annual report on Form 10-K of LSB Industries, Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.  The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003                                             /s/ Tony M. Shelby
                                                                    Tony M. Shelby
                                                                    Senior Vice President
                                                                    (Principal Financial Officer)

Report of Independent Auditors

The Board of Directors and Stockholders
LSB Industries, Inc.

We have audited the accompanying consolidated balance sheets of LSB Industries, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LSB Industries, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangibles.

                                                                            ERNST & YOUNG LLP

Oklahoma City, Oklahoma
March 28, 2003

LSB Industries, Inc.

Consolidated Balance Sheet

December 31,
2002	2001
(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$2,091	$628
Restricted cash	1,838	350
Trade accounts and notes receivable, net	35,060	40,683
Inventories	26,976	28,901
Supplies and prepaid items	8,222	7,020
Current assets of discontinued operations	-	5,440
Total current assets	74,187	83,022
Property, plant and equipment, net	73,588	73,282
Other assets, net:
Debt issuance costs	1,455	3,260
Other	13,033	16,390
Noncurrent assets of discontinued operations	-	3,570
	$162,263	$179,524

(Continued on following page)

LSB Industries, Inc.

Consolidated Balance Sheets (continued)

December 31,
2002	2001
(In Thousands)
Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts and drafts payable	$24,018	$23,923
Accrued liabilities	16,709	16,632
Current liabilities of discontinued operations	-	1,402
Current portion of long-term debt	38,889	43,614
Total current liabilities	79,616	85,571
Long-term debt	74,472	88,006
Other noncurrent liabilities:
Negative goodwill	-	860
Other	7,561	6,926
	7,561	7,786
Commitments and contingencies (Note 12)	-	-
Redeemable, noncumulative, convertible preferred stock, $100 par value; 1,167 shares issued and outstanding (1,295 in 2001)	111	123
Stockholders' equity (deficit):
Series B 12% cumulative, convertible preferred stock, $100 par value; 20,000 shares issued and outstanding; aggregate liquidation preference of $2,720,000 in 2002 ($2,480,000 in 2001)	2,000	2,000
Series 2 $3.25 convertible, exchangeable Class C preferred stock, $50 stated value; 628,550 shares issued; aggregate liquidation preference of $38,521,000 in 2002 ($36,494,000 in 2001)	31,427	31,427
Series D 6% cumulative, convertible Class C preferred stock, no par value; 1,000,000 shares issued; aggregate liquidation preference of $1,060,000 in 2002	1,000	1,000
Common stock, $.10 par value; 75,000,000 shares authorized, 15,236,114 shares issued (15,205,989 in 2001)	1,524	1,521
Capital in excess of par value	54,503	52,430
Accumulated other comprehensive loss	(1,859)	(2,149)
Accumulated deficit	(71,824)	(71,923)
	16,771	14,306
Less treasury stock, at cost:
Series 2 preferred, 5,000 shares	200	200
Common stock, 3,272,426 shares	16,068	16,068
Total stockholders' equity (deficit)	503	(1,962)
	$162,263	$179,524

See accompanying notes.

LSB Industries, Inc.

Consolidated Statements of Income

Year ended December 31,
2002	2001	2000
(In Thousands, Except Per Share Amounts)
Net sales		$283,811		$314,942		$272,668
Cost of sales		238,114		264,168		226,067
Gross profit		45,697		50,774		46,601
Selling, general and administrative		39,909		44,038		43,680
Operating income		5,788		6,736		2,921
Other income (expense):
Other income		4,030		3,304		5,410
Gains on sales of property and equipment		47		6,615		-
Gains on extinguishment of debt		1,458		2,631		20,086
Benefit from termination of (provision for loss on) firm sales and purchase commitments		(414)		2,688		(3,395)
Interest expense		(7,590)		(13,338)		(14,707)
Other expense		(563)		(1,196)		(2,261)
Income from continuing operations before provision for income taxes and cumulative effect of accounting change		2,756		7,440		8,054
Provision for income taxes		(56)		(110)		(85)
Income from continuing operations before cumulative effect of accounting change		2,700		7,330		7,969
Income (loss) from discontinued operations, net		(3,461)		1,227		(1,774)
Cumulative effect of accounting change (Note 2)		860		-		-
Net income		99		8,557		6,195
Preferred stock dividend requirements		(2,327)		(2,267)		(2,771)
Net income (loss) applicable to common stock		$(2,228)		$6,290		$3,424
Income (loss) per common share:
Basic:
Income from continuing operations before cumulative effect of accounting change	$	..03	$	..43	$	..44
Income (loss) from discontinued operations, net		(.29)		.10		(.15)
Cumulative effect of accounting change		.07		-		-
Net income (loss)		$(.19)		$.53		$.29
Diluted:
Income from continuing operations before cumulative effect of accounting change	$	..03	$	..41	$	..43
Income (loss) from discontinued operations, net		(.29)		.09		(.14)
Cumulative effect of accounting change		.07		-		-
Net income (loss)		$(.19)		$.50		$.29

See accompanying notes.

LSB Industries, Inc.

Consolidated Statements of Stockholders' Equity (Deficit)

Common Stock Shares	Non- Redeemable Preferred Stock	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock - Preferred	Treasury Stock - Common	Total
(In Thousands)
Balance at December 31, 1999	15,109	$48,000	$1,511	$39,277	$-	$(86,675)	$(200)	$(16,086)	$(14,173)
Net income						6,195			6,195
Repurchase of 278,700 shares of non- redeemable preferred stock		(13,935)		12,290					(1,645)
Conversion of 12,750 shares of non- redeemable preferred stock to common stock	55	(638)	5	633					-
Grant of 185,000 stock options to a former employee				137					137
Remeasurement of 30,000 stock options with employer loan feature				39					39
Exchange of 4,000 shares of common stock held in treasury for Board of Directors fees								5	5
Balance at December 31, 2000	15,164	33,427	1,516	52,376	-	(80,480)	(200)	(16,081)	(9,442)
Net income						8,557			8,557
Cumulative effect of change in accounting for derivative financial instruments					(2,439)				(2,439)
Reclassification to operations					290				290
Total comprehensive income									6,408
Issuance of 1,000,000 shares of Series D preferred stock in exchange for $1,000,000 of long- term debt		1,000							1,000
Exercise of stock options	35		4		39				43
Conversion of 167 shares of redeemable preferred stock to common stock	7		1		15				16
Net change in treasury stock-common								13	13
Balance at December 31, 2001	15,206	34,427	1,521	52,430	(2,149)	(71,923)	(200)	(16,068)	(1,962)

(Continued on following page)

LSB Industries, Inc.

Consolidated Statements of Stockholders' Equity (Deficit) (continued)

Common Stock Shares	Non- Redeemable Preferred Stock	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock - Preferred	Treasury Stock - Common	Total
(In Thousands)
Net income						99			99
Reclassification to operations					290				290
Total comprehensive income									389
Issuance of 595,585 common stock purchase warrants (Note 7)				1,983					1,983
Grant of 115,000 stock options to former employees				48					48
Exercise of stock options	25		3	30					33
Conversion of 128 shares of redeemable preferred stock to common stock	5			12					12
Balance at December 31, 2002	15,236	$34,427	$1,524	$54,503	$(1,859)	$(71,824)	$(200)	$(16,068)	$503

See accompanying notes.

LSB Industries, Inc.

Consolidated Statements of Cash Flows

Year ended December 31,
2002	2001	2000
(In Thousands)
Cash flows from operating activities
Net income	$99	$8,557	$6,195
Adjustments to reconcile net income to net cash provided (used) by continuing operating activities:
Loss (income) from discontinued operations, net	3,461	(1,227)	1,774
Cumulative effect of accounting change	(860)	-	-
Gains on extinguishment of debt	(1,458)	(2,631)	(20,086)
Gain on restructuring of debt	(99)	-	-
Gains on sales of property and equipment	(47)	(6,615)	-
Provision for losses on (realization and reversal of) firm sales and purchase commitments	704	(7,825)	389
Provision for inventory write-downs	918	304	-
Depreciation of property, plant and equipment	9,497	9,693	8,809
Amortization	1,066	1,013	1,093
Provision for losses on inventory and receivables	968	188	1,947
Recapture of prior period provisions for loss on advances and loans receivable	-	-	(1,576)
Other	(15)	(464)	176
Cash provided (used) by changes in assets and liabilities (net of effects of discontinued operations):
Trade accounts receivable	6,269	6,622	(5,280)
Inventories	658	371	(2,084)
Supplies and prepaid items	(1,143)	(838)	(2,595)
Accounts payable	(137)	(2,669)	7,717
Accrued and other noncurrent liabilities	2,369	(5,420)	9,695
Net cash provided (used) by continuing operating activities	22,250	(941)	6,174

(Continued on following page)

LSB Industries, Inc.

Consolidated Statements of Cash Flows (continued)

Year ended December 31,
2002	2001	2000
(In Thousands)
Cash flows from investing activities
Capital expenditures	$(10,029)	$(5,840)	$(7,352)
Proceeds from sales of property and equipment	1,092	8,618	76
Restricted cash held in escrow	(1,488)	(350)	-
Other assets	986	(679)	3,137
Net cash provided (used) by investing activities	(9,439)	1,749	(4,139)
Cash flows from financing activities
Payments on long-term and other debt	(10,824)	(8,264)	(5,149)
Long-term and other borrowings, net of origination fees	2,550	3,891	5,666
Proceeds from Financing Agreement, net of fees	32,155	-	-
Acquisition of 10 3/4% Senior Unsecured Notes	(30,065)	(2,066)	(8,712)
Net change in revolving debt facilities	(9,694)	4,153	6,992
Net change in drafts payable	(50)	(134)	(136)
Purchases of preferred and treasury stock	-	-	(1,645)
Net proceeds from issuance of common stock	33	32	-
Net cash used by financing activities	(15,895)	(2,388)	(2,984)
Net cash provided (used) by discontinued operations	4,547	(855)	900
Net increase (decrease) in cash and cash equivalents	1,463	(2,435)	(49)
Cash and cash equivalents at beginning of year	628	3,063	3,112
Cash and cash equivalents at end of year	$2,091	$628	$3,063

See accompanying notes.

LSB Industries, Inc.

Notes to Consolidated Financial Statements
December 31, 2002,2001 and 2000

1. Basis of Presentation

The accompanying consolidated financial statements include the accounts of LSB Industries, Inc. (the "Company", "We", Us", or "Our") and its subsidiaries. We are a diversified holding company which is engaged, through our subsidiaries, in the manufacture and sale of chemical products (the "Chemical Business") and the manufacture and sale of a broad range of air handling and heat pump products (the "Climate Control Business"). See Note 19 - Segment Information. In December 2002, we sold all of the operating assets of Slurry Explosive Corporation ("SEC") and Universal Technology Corporation ("UTeC") which operations were formerly included in the Chemical Business. In May 2000, we sold our Automotive Products Division. Our consolidated financial statements and notes reflect SEC, UTeC and the Automotive Products Division as discontinued operations for all periods presented. (See Note 4 - Discontinued Operations).

All material intercompany accounts and transactions have been eliminated. Certain reclassifications have been made in our consolidated financial statements for 2001 and 2000 to conform to our consolidated financial statement presentation for 2002.

2. Summary of Significant Accounting Policies

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

Receivables and Credit Risk

As of December 31, 2002 and 2001, our trade accounts and notes receivable includes trade receivables of $33.8 million and $40.7 million net of allowance for doubtful accounts of $2.4 million and $2 million, respectively, and notes receivable of $1.3 million as of December 31, 2002. Sales to contractors and independent sales representatives are generally secured by a mechanics lien in the Climate Control Business. Other sales are generally unsecured. Credit is extended to customers based on an evaluation of the customer's financial condition and other factors. Credit losses are provided for in the financial statements based on historical experience and periodic assessment of outstanding accounts receivable, particularly those accounts which are past due. Our periodic assessment of accounts and credit loss provisions are based on our best estimate of amounts that are not recoverable. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising our customer bases, and their dispersion across many different industries and geographic areas.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Inventories

Inventories are priced at the lower of cost or market, with cost being determined using the first-in, first-out basis, except for certain heat pump products with a current cost of $7,670,000 at December 31, 2002 ($8,471,000 at December 31, 2001), which are carried at the lower of cost or market, with cost being determined using the last-in, first-out (LIFO) basis. The difference between current cost and the LIFO basis was $701,000 and $678,000 at December 31, 2002 and 2001, respectively.

Property, Plant and Equipment

Property, plant and equipment are carried at cost. For financial reporting purposes, depreciation is primarily computed using the straight-line method over the estimated useful lives of the assets ranging from 3 to 30 years. Property, plant and equipment leases which are deemed to be installment purchase obligations have been capitalized and included in property, plant and equipment. Maintenance, repairs and minor renewals are charged to operations while major renewals and improvements are capitalized.  The Company accrues in advance the costs expected to be incurred in the next planned major maintenance activities.

Excess of Purchase Price Over Net Assets Acquired

As of December 31, 2002 and 2001, the excess of purchase price over net assets acquired, which is included in other assets in the accompanying balance sheets, was $1,724,000, net of accumulated amortization, of $5,014,000. For 2001 and 2000, amortization of the excess of purchase price over net assets acquired was not material. Beginning January 1, 2002, the excess of purchase price over net assets acquired is no longer being amortized but is being reviewed for impairment at least annually.

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

We have made estimates of the fair values of our Chemical Business in order to determine recoverability of our carrying amounts. We have also assumed that we will have sufficient funds available for necessary capital expenditures required and be able to comply with the new discharge water permit involving the Company's El Dorado, Arkansas facility. See Note 12-Commitment and Contingencies. Based on these estimates and assumptions, no impairment was recognized at December 31, 2002; however, it is reasonably possible that we may recognize

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

impairments in this business in the near term if we experience continued or further deterioration of the Chemical Business.

Debt Issuance Costs

Debt issuance costs are amortized over the term of the associated debt instrument using the straight-line method. Such costs, which are included in other assets in the accompanying balance sheets, were $1,455,000 and $3,260,000, net of accumulated amortization, of $1,141,000 and $1,705,000 as of December 31, 2002 and 2001, respectively.  In 2002, debt issuance costs of $2,055,000 and accumulated amortization of $912,000 were written off against the gain resulting from the repurchase of Senior Unsecured Notes (see Note 7 (C)).

Product Warranty

Our Climate Control Business sells equipment that has an expected life, under normal circumstances and use, that extends over several years. As such, purchasers of the equipment expect us to provide warranties after equipment delivery/installation covering defects in materials and workmanship.

Generally, the warranty coverage for the manufactured equipment in the Climate Control Business is limited to eighteen months from the date of delivery or twelve months from the date of installation, whichever is shorter, and to ninety days for spare parts. In most cases, equipment is required to be returned to the factory or its authorized representative and the warranty is limited to the repair and replacement of the defective product, with a maximum warranty of the refund of the purchase price. Furthermore, companies within the Climate Control Business do not make any warranties related to merchantability or fitness for any particular purpose and disclaim and exclude any liability for consequential or incidental damages. In some cases, an extended warranty may be purchased. The above discussion is generally applicable but variations do occur depending upon specific contractual obligations, certain system components and local laws.

Our accounting policy and methodology for warranty arrangements is to periodically measure and recognize the expense and liability for such warranty obligations using a percentage of net sales, based upon our historical warranty costs.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

The carrying amount of the warranty obligation is as follows:

Description	Balance at Beginning of Year	Additions- Charged to Costs and Expenses	Deductions- Costs Incurred	Balance at End of Year
Product warranty:	(In Thousands)
2002	$2,558	$1,391	$2,027	$1,922
2001	$2,581	$2,318	$2,341	$2,558

Stock Options

 At December 31, 2002, we have several Qualified and Non-Qualified Stock Option Plans, which are described more fully in Note 10-Stockholders' Equity (Deficit). We account for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based compensation cost is usually reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant, except in 2002 and 2000, our Board of Directors granted options for 165,000 shares and 185,000 shares, respectively, to former employees to replace the options these individuals held prior to leaving us. We recognized compensation expense of $48,000 in 2002 and $137,000 in 2000 related to the granting of these shares.

The following table illustrates the effect on net income (loss) and net income (loss) per share if we had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2002, 2001 and 2000, respectively: risk-free interest rates of 3.60%, 4.31% and 6.13%; a dividend yield of 0%; volatility factors of the expected market price of our common stock of .85, .95 and .55; and a weighted average expected life of the options of 7.4, 9.7 and 8.1 years.

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

For purposes of pro forma disclosures, the estimated fair value of the qualified and non-qualified stock options is amortized to expense over the options' vesting period.

Year ended December 31
2002	2001	2000
(In Thousands)
Net income (loss) applicable to common stock, as reported	$(2,228)	$6,290	$3,424
Add: Stock-based compensation expense included in reported net income, net of related tax effects	48	-	137
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(624)	(371)	(586)
Pro forma net income (loss) applicable to common stock	$(2,804)	$5,919	$2,975
Net income (loss) per share:
Basic-as reported	$(.19)	$.53	$.29
Basic-pro forma	$(.24)	$.50	$.25

Diluted-as reported	$(.19)	$.50	$.29
Diluted-pro forma	$(.24)	$.47	$.25

Revenue Recognition

We recognize revenue for substantially all of our operations at the time title to the goods transfers to the buyer and there remains no significant future performance obligations by us. If revenue relates to construction contracts, we recognize revenue using the percentage-of-completion method based primarily on contract costs incurred to date compared with total estimated contract costs. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined.

Shipping and Handling Costs

The Chemical Business records its shipping and handling costs in net sales and the Climate Control Business records shipping and handling costs in selling, general and administrative expense. For 2002, 2001 and 2000, the shipping and handling costs of the Chemical Business amounted to $7,744,000, $8,382,000 and $8,578,000, respectively, while the cost in the Climate Control Business amounted to $3,385,000, $3,908,000 and $4,044,000, respectively.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Research and Development Costs

Costs in connection with product research and development are expensed as incurred. Such costs amounted to $125,000 in 2002, $147,000 in 2001 and $132,000 in 2000.

Advertising Costs

Costs in connection with advertising and promotion of our products are expensed as incurred. Such costs amounted to $700,000 in 2002, $514,000 in 2001 and $863,000 in 2000.

Raw Materials Price Risk Management

The Chemical Business periodically enters into fixed-price natural gas contracts and the Climate Control Business periodically enters into exchange-traded futures contracts for copper, steel and aluminum, which contracts are generally accounted for on a mark to market basis.

Income (Loss) per Share

Net income (loss) applicable to common stock is computed by adjusting net income (loss) by the amount of preferred stock dividends. Basic income (loss) per common share is based upon net income (loss) applicable to common stock and the weighted average number of common shares outstanding during each year. Diluted income (loss) per share, if applicable, is based on the weighted average number of common shares and dilutive common equivalent shares outstanding, if any, and the assumed conversion of dilutive convertible securities outstanding, if any. See Note 9 - Redeemable Preferred Stock, Note 10 - Stockholders' Equity (Deficit), and Note 11 - Non-Redeemable Preferred Stock for a full description of securities which may have a dilutive effect in future years.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

The following table sets forth the computation of basic and diluted net income (loss) per share:

(Dollars in thousands, except per share amounts)

2002	2001	2000
Numerator:
Net income	$99	$8,557	$6,195
Preferred stock dividend requirements	(2,327)	(2,267)	(2,771)
Numerator for basic net income (loss) per share - net income (loss) applicable to common stock	(2,228)	6,290	3,424
Preferred stock dividend requirements on preferred stock assumed to be converted, if dilutive	-	240	240
Numerator for diluted net income (loss) per share	$(2,228)	$6,530	$3,664
Denominator:
Denominator for basic net income (loss) per share - weighted average shares	11,948,772	11,913,031	11,871,211
Effect of dilutive securities:
Employee stock options	-	380,078	101
Convertible preferred stock	-	784,681	725,136
Convertible note payable	-	4,000	4,000
Dilutive potential common shares	-	1,168,759	729,237
Denominator for dilutive net income (loss) per share - adjusted weighted average shares and assumed conversions	11,948,772	13,081,790	12,600,448
Basic net income (loss) per share	$(.19)	$.53	$.29
Diluted net income (loss) per share	$(.19)	$.50	$.29

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Recently Issued Pronouncements

 In July 2001, the FASB issued Statement No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets" which requires that goodwill and intangible assets with indefinite lives no longer be amortized but be tested for impairment at least annually. SFAS 142 became effective for the Company on January 1, 2002. Upon adoption of SFAS 142, we recognized $860,000 of negative goodwill as a cumulative effect of accounting change.

Also in July 2001, the FASB issued Statement No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations" which addresses obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. As used in this Statement, a legal obligation is an obligation that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract or by legal construction of a contract under the doctrine of promissory estopple. We will adopt SFAS 143 effective January 1, 2003. Currently, we expect that the only impact of SFAS 143 relates to our possible requirement to continue to operate discharge water equipment, if we should decide to no longer operate the chemical plant in El Dorado, Arkansas, the cost and timing of which is presently unknown.

In August 2001, the FASB issued Statement No. 144 ("SFAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets" which modified the accounting for and potentially the financial statement presentation of assets held for disposal. We adopted SFAS 144 on January 1, 2002. In December 2002, we sold all of the operating assets of SEC and UTeC. Under the provisions of SFAS 144, our consolidated financial statements and notes reflect SEC and UTeC as discontinued operations for all periods presented.

In April 2002, the FASB issued Statement No. 145 ("SFAS 145") "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," related to accounting for debt extinguishments, leases, and intangible assets of motor carriers. The provisions of SFAS 145 are effective for fiscal years beginning after May 15, 2002 with earlier adoption encouraged. Accordingly, we elected to early adopt SFAS 145, as of the beginning of the second quarter beginning April 1, 2002, and implemented the applicable provisions in conjunction with the filing of this report. Prior periods have been conformed to the provisions of SFAS 145 by changing the presentation of gains on extinguishment of debt of $2.6 million and $20.1 million recognized in 2001 and 2000, respectively, which are no longer classified as an extraordinary items.

In June 2002, the FASB issued Statement No. 146 ("SFAS 146"), Accounting for Costs Associated with Exit or Disposal Activities which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

commitment to an exit or disposal plan. The provisions of SFAS 146 are effective for exit or disposal activities of the Company that are initiated after December 31, 2002.

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45") "Guarantor's Accounting and Disclosure Requirements of Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 became effective for the Company on December 31, 2002. Accordingly, we have included these required disclosures under Product Warranty included in this Note 2 and Note 12 - Commitments and Contingencies. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.

In December 2002, the FASB issued Statement 148 ("SFAS 148") "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS 148 amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123. The disclosure requirement provisions in SFAS 148 became effective for the Company on December 31, 2002. See discussion under Stock Options included in this Note 2.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46") "Consolidation of Variable Interest Entities." FIN 46 addresses the consolidation by certain companies of variable interest entities which meet certain characteristics. In January 2003, FIN 46 became effective for variable interest entities created or in which an enterprise obtains an interest after January 31, 2003. FIN 46 is effective for the Company on July 1, 2003 for variable interest entities in which we hold a variable interest acquired before February 1, 2003. The Company and it subsidiaries have not provided a residual value guarantee on the value of the equipment related to a subsidiary's long-term leverage lease of a nitric acid plant in Baytown, Texas and have given Bayer Corporation a right of first refusal on the fixed-price purchase option in 2009. Accordingly, the Company does not expect, under its current interpretation of FIN 46, to be required to consolidate the special purpose entity involved with the Baytown leveraged lease. We have not yet determined other impacts, if any, of FIN 46 upon our financial statements.

Statements of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash, overnight funds and interest bearing deposits with maturities, when purchased by the Company, of 90 days or less.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Supplemental cash flow information includes:

2002	2001	2000
(In Thousands)
Cash payments for:
Interest on long-term debt and other	$7,924	$13,572	$14,776
Income taxes, net of refunds	$32	$81	$136
Noncash financing and investing activities-
Long-term debt issued for property, plant and equipment	$13	$-	$81
Grant of warrants to purchase common stock in connection with debt restructuring	$1,983	$-	$-
Accrued liability assumed in connection with debt guarantee performance	$-	$-	$4,266
Preferred stock issued in exchange for long-term debt	$-	$1,000	$-
Cumulative effect of change in accounting for derivative financial instruments	$-	$2,439	$-
Grant of non-qualified stock options	$48	$-	$137

3. Liquidity and Management's Plan
We are a diversified holding company and, as a result, depend on credit agreements and our ability to obtain funds from our subsidiaries in order to pay our debts and obligations. Our wholly owned subsidiary, ClimaChem through its subsidiaries, owns substantially all of our core businesses consisting of the Chemical and Climate Control Businesses. Historically ClimaChem's primary cash needs have been for operating expenses, working capital and capital expenditures. ClimaChem and its subsidiaries depend on credit agreements with lenders, internally generated cash flows, secured equipment financing and the sale of assets in order to fund their operations and pay their debts and obligations.

ClimaChem is restricted as to the funds that it may transfer to LSB, the non-ClimaChem companies and certain ClimaChem companies under the terms contained in the Financing Agreement and the Working Capital Revolver Loan. Under the terms, ClimaChem is permitted to distribute funds in the form of (a) advances, loans and investments, in an aggregate amount not to exceed $2,000,000, at any time outstanding, and (b) distribute or pay in the form of dividends and other distributions an aggregate amount not to exceed, during each year, 50% of ClimaChem's consolidated net income for such year (calculated after deducting all other dividends and distributions made by ClimaChem to us during the year). This limitation will not prohibit payment of amounts due under a Services Agreement, Management Agreement and a Tax Sharing Agreement. ClimaChem did not declare and pay to the Company a dividend during 2002 and there were no management fees due or paid pursuant to the EBITDA formula in the

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

3. Liquidity and Management's Plan (continued)

Management Agreement. At December 31, 2002, ClimaChem owed the Company approximately $7.9 million, including $2.7 million under the Tax Sharing Agreement.

Our ability to maintain an adequate amount of borrowing availability depends on the cash flow from operations, the investing activities and required debt amortization.

LSB (and its subsidiaries other than ClimaChem) have limited cash requirements as it relates to debt service and capital expenditures. Principal payments on long-term debt aggregate $3.3 million for 2003 while capital expenditures are essentially discretionary. LSB's cash flow from operations, which includes that from the Company's industrial products business and cash flow from equipment leased to ClimaChem are expected to be sufficient to meet its cash flow needs during 2003.

The Company's Summit Machine Tool Manufacturing Corp. ("Summit") subsidiary that is not a subsidiary of ClimaChem finances its Working Capital requirements through borrowings under a credit facility ("Facility") with a different lender than ClimaChem's lender. The Facility is scheduled to mature on April 1, 2004. The Facility provides a revolving line of credit of $.6 million.

On March 24, 2003, a subsidiary of LSB obtained a term loan of $804,000 collateralized by equipment. The proceeds of the loan were used to pay debt ($203,000) and provide additional working capital for ClimaChem ($601,000).

Effective March 25, 2003, the Company sold common stock and warrants, proceeds of which aggregated $1,570,500.  See Note 10-Stockholders' Equity (Deficit).

At December 31, 2002, ClimaChem owed the Company approximately $2.7 million under the Tax Sharing Agreement. Subject to availability by ClimaChem, this amount could be paid to LSB should LSB and its subsidiaries other than ClimaChem have a need for such funds.

LSB is actively marketing its chemical plant located in Pryor, Oklahoma. As of the date of this report, no agreement has been reached, but the Company is in discussions with a possible buyer. If this plant is sold, the Company intends to use the proceeds from the sale to reduce debt.

ClimaChem and its subsidiaries finance their working capital requirements through borrowings under a $50 million asset-based Working Capital Revolver (See Note 7). The Working Capital Revolver matures in 2005 (see paragraph below) and is secured by receivables, inventories and intangibles of all the ClimaChem entities other than El Dorado Nitric Co. and its subsidiaries. The Working Capital Revolver agreement provides for available advances to ClimaChem based upon specified percentages of eligible accounts receivable and inventories, less a $.5 million reserve against such aggregate availability. As of December 31, 2002, borrowings outstanding under the Working Capital Revolver were $27.2 million and the net credit available for

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

3. Liquidity and Management's Plan (continued)

additional borrowings was $5.8 million. The Working Capital Revolver requires that ClimaChem and its Climate Control Business meet certain financial covenants on a quarterly basis and/or an annual basis as discussed in Note 7. Included in the financial covenants is the requirement to maintain quarterly earnings before interest, taxes, depreciation and amortization ("EBITDA") on a trailing twelve-month basis at specified amounts. ClimaChem and its Climate Control Business exceeded the required EBITDA amounts for 2002. The EBITDA amounts for 2003 were recently set at amounts less than those required for 2002, and below those forecasted by management as necessary for 2003.

Under a lock-box arrangement pursuant to the Working Capital Revolver, ClimaChem's customers remit payments on their accounts directly to the lender and the lender applies such payments to reduce the debt outstanding under the Working Capital Revolver. ClimaChem may request additional borrowings under the Working Capital Revolver, however, one of several conditions (as determined by the lender) precedent to all additional borrowings is that no "material adverse change" (as defined in the Working Capital Revolver) shall have occurred. This provision in the Working Capital Revolver allows the lender, solely within their discretion, to terminate additional borrowings by ClimaChem and effectively accelerate the scheduled maturity of the debt under conditions that may not be objectively determinable (the subjective acceleration clause). Management does not anticipate that the lender will invoke the subjective acceleration clause in 2003. In the event that the lender exercised its rights under the subjective acceleration clause in the Working Capital Revolver and terminated additional borrowings, ClimaChem would have no borrowing availability and its plan to obtain the funds needed to meet its obligations as they become due could include a significant curtailment of its operations. If the proceeds from sales of remaining inventories and collections of accounts receivable of the businesses involved did not provide sufficient funds, ClimaChem may be required to sell other key assets. The curtailment of operations and/or the sale of the assets could result in losses that may be material. In this event, ClimaChem would be required to obtain working capital financing from other sources for its remaining businesses. There are no assurances that the Company would be successful in replacing, on a timely basis, the Working Capital Revolver needed to fund ClimaChem's remaining operations.

Based upon the current outlook for the Chemical Business and the Climate Control Business subject to the continuation of the Working Capital Revolver, management expects to maintain adequate borrowing availability under the Working Capital Revolver to meet the working capital requirements during 2003. However due to anticipated higher costs for the Chemical Business feed stocks, natural gas and ammonia, management expects to fully utilize the net borrowing availability provided by the Working Capital Revolver during the spring agricultural season of 2003. After that period of high usage, the borrowing availability is forecasted to increase. The forecast is based upon information currently available. The current outlook is subject to changes in economic conditions as well as market pricing of our products and costs of the various raw materials consumed.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

3. Liquidity and Management's Plan (continued)

Pursuant to the repurchase of Senior Unsecured Notes in May 2002, ClimaChem entered into a Financing Agreement with certain Lenders (See Note 7). Borrowings under the Financing Agreement are collateralized by Chemical plants in El Dorado, Arkansas and Cherokee, Alabama. The Financing Agreement requires that ClimaChem and its Climate Control Business meet certain financial covenants on a quarterly and/or annual basis as discussed in Note 7. ClimaChem is in compliance with all the financial covenants, as amended. For quarters ending after December 31, 2002, if ClimaChem fails to maintain EBITDA (as defined) on a trailing twelve-month basis of at least $12 million (a "Trigger Event"), then within 210 days of the end of such quarter, ClimaChem shall pay the Lenders an amount equal to 33.3% of then outstanding principal of the Loans ($10.6 million at December 31, 2002) plus related cash and additional interest. However, if ClimaChem maintains EBITDA on a trailing twelve-month basis of at least $12 million as of the end of each of the two quarters immediately following the Trigger Event, then within 210 days of such Trigger Event, ClimaChem shall pay the Lenders an amount equal to 10% ($3.2 million as of December 31, 2002) of then outstanding principal of the Loans plus related cash and additional interest. ClimaChem does not expect that a Trigger Event will occur in 2003. In connection with the closing of the Financing Agreement, the lenders thereunder entered into an Inter-Creditor Agreement with ClimaChem's Working Capital Revolver lenders. The Working Capital Revolver agreement and the Financing Agreement contain cross-default provisions. If the Trigger Event occurs and/or ClimaChem fails to meet the other financial covenants of the Financing Agreement, the lender may declare an event of default, making all or a portion of the debt due on demand. If this should occur, there are no assurances that the Company would have funds available to pay such amount nor that alternative borrowing arrangements would be available. Accordingly, ClimaChem may be required to curtail operations and/or sell key assets as discussed above. These actions could result in the recognition of losses that may be material.

In order to supplement the Working Capital Revolver and the internally generated funds as sources to meet capital requirements, management is pursuing the following funding sources for ClimaChem.

Management is currently in discussions with lenders to obtain long-term financing on two Chemical plants. If consummated, the loan proceeds, will be used to reduce Working Capital Revolver debt.  During February 2003, the Company engaged an investment banker to assist the Company, on a best efforts basis, in arranging financing of the concentrated nitric acid plant on which debt was paid off in 2002. Management is also attempting to secure long-term financing of its Cherokee Nitrogen Plant in Cherokee, Alabama. The Cherokee plant is currently pledged as part of the collateral for ClimaChem's  debt under the Financing Agreement. If this plant is financed, it is anticipated that half of the net proceeds would be used to pay down the Senior Secured Notes and the other half would be used as working capital.

On March 3, 2003, ClimaChem obtained a term loan of $800,000 collateralized by equipment. The proceeds of the loan were used to pay debt on the Working Capital Revolver.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

3. Liquidity and Management's Plan (continued)

Due to the Company and ClimaChem's previous operating losses and limited borrowing ability under the credit facility then in effect, we discontinued payment of cash dividends on Common Stock for periods subsequent to January 1, 1999, until the Board of Directors determines otherwise. As of December 31, 2002, we have not paid the regular quarterly dividend of $.8125 on the outstanding $3.25 Convertible Exchangeable Class C Preferred Stock Series 2 ("Series 2 Preferred") since June 15, 1999, resulting in approximately $7.1 million in total accrued and unpaid dividends on the Series 2 Preferred. We also did not declare and pay the regular annual dividend of $12.00 on the Series B Preferred since 1999, resulting in $.7 million in accrued and unpaid dividends on the Series B Preferred. In addition, we did not declare and pay the 6% per annum cumulative dividend payable in arrears on the Series D preferred resulting in $.1 million in accrued and unpaid dividends. We do not anticipate having funds available to pay dividends on our stock for the foreseeable future.

Excluding the operations of and the net proceeds from the sale of SEC and UteC as discussed in Note 4, the Company's net cash provided by operating activities for 2002 was $22.3 million. The sale of the Chemical Business's packaged explosives business (SEC & UTeC) provided an additional $5 million. Cash used in investing activities included $10 million for capital expenditures primarily in the Chemical Business. Cash used in financing activities included a net reduction of long-term debt and the reduction of the Working Capital Revolver. As of December 31, 2002, ClimaChem had cash and borrowing availability under the Working Capital Revolver of $7.9 million compared to $7.4 million at December 31, 2001.

For the periods covered by this report, the Climate Control Business has consistently generated a positive cash flow and conversely the Chemical Business has generated a negative cash flow.

The negative cash flow in the Chemical Business in 2002 is a result of disruptions caused by the storm damage, the losses due to the revocation of SEC's license to produce its profitable high explosives at its Hallowell, Kansas facility and the operating losses in the agricultural nitrogen business of the El Dorado, Arkansas and Cherokee, Alabama plants. Losses in the agricultural nitrogen business have resulted from the low selling prices compared to the cost of the raw material feed stocks, natural gas and anhydrous ammonia. The feedstocks of natural gas and ammonia have historically experienced significant price volatility. The profit problem has been due primarily to an oversupply in the market of agricultural nitrogen products of the kind we produce and the inability in the past to pass through the natural gas and ammonia cost increases when they occur. Currently, although its too early to predict with any certainty, it appears that the over supply problem of nitrogen fertilizer has subsided to the point that the outlook for pricing of product in relation to the cost of raw materials has improved. We cannot however, predict whether the current sales prices will go up or down as the agricultural season progresses into April and May of 2003. Both natural gas and ammonia prices have risen significantly during early 2003. Approximately 45% of the Chemical Business' sales volume of manufactured product is tied to sales contracts that allow these feed stock costs to pass through. The balance of the sales volume moves as agricultural fertilizer into the Company's freight logical geographical

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

3. Liquidity and Management's Plan (continued)

markets at spot prices.

In early 2003, the agricultural fertilizer spot market prices have risen due to an improvement in the balance of supply and demand due primarily to lesser amounts of imported products and the closing of certain of our competitors plants over the past two years. Additionally during late
February and early March 2003, many nitrogen fertilizer plants in the United States were shut down temporarily due to high gas and ammonia prices creating a perceived tightness of supply for the spring 2003 season.

Although the higher selling prices are favorable, the higher costs of feedstock places pressure on the credit limits and the available Working Capital. As a result, the Company is pursuing other sources of Working Capital to ensure adequate liquidity as discussed above.

Management's plan for the Chemical Business anticipates that the industrial-grade products of El Dorado Chemical and Cherokee Nitrogen that are sold pursuant to long-term cost-plus agreements will continue in 2003 at or about the same volume levels as in 2002. El Dorado and Cherokee's 2003 production level for industrial-grade nitrogen products sold as fertilizers into the agricultural markets will approximate the 2002 volume levels but the sales as expressed in dollars will be higher due to correspondingly higher unit sales prices. However, due to the volatility of sales prices and the corresponding costs of feed stocks, anhydrous ammonia and natural gas, ultimate profitability is difficult to predict.

Historically the Climate Control Business has been very stable and has consistently managed to report steady earnings. As a result, the Company has been able to satisfy the various financial loan covenants. The 2002 earnings were significantly better than for 2001. Included in Climate Control's 2002 operating results are three start-up product lines and/or services that adversely affected the results. Although we don't expect these new product lines to reach positive results in 2003, there is the expectation that the results will be made closer to a breakeven. Management's plan for 2003 anticipates that the Climate Control Business will continue to operate at approximately the same sales volume and profitability levels as in 2002.

The planned capital expenditures for 2003 are approximately $6.4 million, but such capital expenditures are dependent upon an adequate amount of liquidity and/or obtaining acceptable funding. As discussed in Note 12, the Discharge Water issue is not yet finally determined but is currently expected to require capital expenditures of approximately $3.6 million over the next 3 to 4 years provided the Discharge Water permit is corrected, the City of El Dorado, Arkansas (the "City") builds its own discharge pipeline to a nearby river and we are permitted to tie our pipeline into the City's pipeline. Management is continuing to review the design and configurations of treatment and discharge facilities to address the permitting issues. Also as discussed in Note 12, there will be certain expenditures required to bring the sulfuric acid plant's air emissions into acceptable limits. The design of additional emission controls at this plant is underway. At this point, the capital expenditures to achieve the required emission level are undeterminable but management believes that such expenditures when finally determined will be manageable within the capital expenditure budget for 2003 and/or 2004.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

3. Liquidity and Management's Plan (continued)

Although the volatility of the Chemical Business is such that the forecasted results can fluctuate significantly, ClimaChem's cash flow forecasts indicate that there will be sufficient liquidity to meet their obligations as they come due.

4. Discontinued Operations

In December 2002, Slurry Explosive Corporation ("SEC") and Universal Tech Corporation ("UTeC"), each an indirect, wholly owned subsidiary of the Company (SEC and UTeC), collectively, the "Sellers" consummated the sale (the "Sale") of all of their operating assets to four wholly owned subsidiaries of Energetic Systems Inc., LLC (collectively, the "Buyers"), pursuant to the terms of an Asset Purchase Agreement (the "Purchase Agreement"). The assets sold by the Sellers comprised all of the explosives manufacturing and distribution business within our Chemical Business.

The purchase price ("Purchase Price") paid by the Buyers under the Purchase Agreement at the closing of the Sale was approximately $10.2 million, consisting of a base price of $7 million, plus approximately $2.8 million for inventory and accounts receivable and $.4 million of assumed liabilities under an equipment lease. Of the proceeds from the Sale, (a) approximately $.3 million was placed in escrow, (b) approximately $3.5 million was paid to a term lender, and (c) the balance of the proceeds was applied against ClimaChem's secured revolving credit facility.

Assets and liabilities of discontinued operations as of December 31, 2001 were as follows:

2001
(In Thousands)
Accounts receivable, net	$3,244
Inventories	2,166
Supplies and prepaid items	30
Total current assets	$5,440
Property, plant and equipment, net	$3,397
Other assets, net	173
Total noncurrent assets	$3,570
Accounts payable and accrued liabilities	$1,320
Current portion of long-term debt	82
Total current liabilities	$1,402
Long-term debt	$9

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

4. Discontinued Operations (continued)

 On April 5, 2000, the Board of Directors approved a plan of disposal of our Automotive Products Business ("Automotive"). The sale of Automotive was concluded on May 4, 2000, to Drive Line Technologies ("DLT"). We received notes for our net investment of approximately $8.7 million, and the buyer assumed substantially all of Automotive's liabilities.

The terms of the notes received in the sale called for no payments of principal for the first two years following the close. Interest was to accrue at Wall Street Journal Prime plus 1.0% but was not to be paid until DLT's availability under its credit agreement reached a level of $1 million.

Due to the terms of the notes received by us in connection with the sale of Automotive and the possibility of non-collectibility of those notes, we fully reserved the total amount of the notes at the time of sale. In May 2001, DLT agreed to allow its lenders to complete a peaceful repossession of its collateral.

Following the sale of Automotive, we remained a guarantor on certain of Automotive's indebtedness. In the fourth quarter of 2000, we performed on certain of the equipment note guarantees and in 2001, were required to fund our $1 million guaranty on DLT's revolving credit agreement. We acquired certain of this debt from the original lender and in other situations, negotiated revised terms. We recognized our obligations under the guarantees in 2000 in the amount of $4.3 million. We also recognized a loss in the 2000 statement of operations in the amount of $2.6 million representing our estimate of ultimate loss, net of the collateral value, associated with guaranteed indebtedness of Automotive. This loss, and that associated with the final adjustment for 2000 operations from the amount accrued as of December 31, 1999, is included in the 2000 net loss from discontinued operations.

Operating results of the discontinued operations for the year ended December 31:

2002	2001	2000
(In Thousands)
Net sales	$8,981	$21,688	$28,252
Income (loss) from discontinued operations before gain (loss) on disposal	$(5,051)	$1,227	$802
Gain (loss) on disposal	1,590	-	(2,576)
Net income (loss) from discontinued operations	$(3,461)	$1,227	$(1,774)

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

5. Inventories

Inventories at December 31, 2002 and 2001 consist of:

Finished (or Purchased) Goods	Work-in-Process	Raw Materials	Total
(In Thousands)
2002:
Chemical products	$11,255	$-	$1,748	$13,003
Climate Control products	4,376	1,752	6,935	13,063
Machinery and industrial supplies	1,487	-	-	1,487
	17,118	1,752	8,683	27,553
Less amount not expected to be realized within one year	577	-	-	577
	$16,541	$1,752	$8,683	$26,976

2001 total	$18,793	$2,613	$8,326	$29,732
Less amount not expected to be realized within one year	831	-	-	831
	$17,962	$2,613	$8,326	$28,901

6. Property, Plant and Equipment

Property, plant and equipment consists of:

December 31,
2002	2001
(In Thousands)
Land and improvements	$2,275	$3,000
Buildings and improvements	21,538	20,715
Machinery, equipment and automotive	122,477	115,512
Furniture, fixtures and store equipment	6,003	5,712
	152,293	144,939
Less accumulated depreciation	78,705	71,657
	$73,588	$73,282

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

7. Long-Term Debt

Long-term debt consists of the following:

December 31,
2002	2001
(In Thousands)
Secured revolving credit facility - ClimaChem (A)	$27,209	$36,271
Secured revolving credit facility - LSB (B)	710	1,342
Financing Agreement due 2005 (C)	31,700	-
Accrued interest on Financing Agreement (C)	14,656	-
10-3/4% Senior Unsecured Notes due 2007 (D)	18,300	70,607
Other, with interest at rates of 2% to 15%, most of which is secured by machinery, equipment and real estate (E)	20,786	23,400
	113,361	131,620
Less current portion of long-term debt	38,889	43,614
Long-term debt due after one year	$74,472	$88,006

(A)  In April 2001, ClimaChem and its subsidiaries, ("the borrowers"), entered into a $50 million credit facility with a new lender (the "Working Capital Revolver Loan") replacing the existing revolving credit facility. The Working Capital Revolver Loan provides for advances based on specified percentages of eligible accounts receivable and inventories of ClimaChem and its subsidiaries and accrues interest at a base rate (generally equivalent to the prime rate) plus 2% or LIBOR plus 4.5%. The effective rate at December 31, 2002 was 6.25%. Interest is due monthly. The facility provides for up to $8.5 million of letters of credit. All letters of credit outstanding reduce availability under the facility. Under the Working Capital Revolver Loan, the lender also requires the borrowers to pay a letter of credit fee equal to 2.75% per annum of the undrawn amount of all outstanding letters of credit, an unused line fee equal to .5% per annum for the excess amount available under the facility not drawn and various other audit, appraisal and valuation charges.

The Working Capital Revolver Loan matures in April 2005, but gives the lender the sole discretion to determine whether there has been any material adverse change; as defined, in the financial condition of the borrowers or LSB Industries, Inc., as guarantor, prior to making additional advances. The lender may, upon an event of default as defined, terminate the Working Capital Revolver Loan and make the balance outstanding due and payable in full. The Working Capital Revolver Loan is secured by receivables, inventories and intangibles of all the ClimaChem entities other than El Dorado Nitric Co. and its subsidiaries ("EDNC"). EDNC is neither a borrower nor guarantor of the Working Capital Revolver Loan. In connection with the completion of the Financing Agreement as discussed in (C) below, ClimaChem and our subsidiaries which are guarantors of ClimaChem's Working Capital Revolver Loan entered into an amendment to the Working Capital Revolver Loan pursuant to which we and certain of ClimaChem's subsidiaries pledged additional collateral to secure ClimaChem's obligations under the Working Capital Revolver Loan. The additional collateral consisted of a second mortgage on the assets to which the lenders of the

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

7. Long-Term Debt (continued)

Financing Agreement discussed in (C) below were granted a first lien. A prepayment penalty equal to 3% of the facility is due to the lender should the borrowers elect to prepay the facility prior to April 2003. This penalty is reduced 1% per year through maturity.

The Working Capital Revolver Loan, as amended, required ClimaChem to maintain quarterly earnings before interest, taxes, depreciation and amortization (EBITDA) for ClimaChem and its Climate Control Business on a trailing twelve-month basis, of $14 million and $10 million, respectively, measured as of December 31, 2002. ClimaChem and its Climate Control Business's EBITDA for the twelve-month period ended December 31, 2002 was in excess of the required amounts. The Working Capital Revolver Loan, as amended, requires ClimaChem to maintain quarterly EBITDA, as defined, for ClimaChem and its Climate Control Business on a trailing twelve-month basis of $12.3 million and $10 million, respectively, measured as of March 31, 2003, $13.4 million and $10 million, respectively, measured as of June 30, 2003, $13.5 million and $10 million, respectively, measured as of September 30, 2003, and $12.5 million and $10 million, respectively, measured as of December 31, 2003 . For the fiscal quarters ending after December 31, 2003, the EBITDA requirement shall be determined based on ClimaChem's forecasted financial statements, however, if ClimaChem and the provider of the Working Capital Revolver Loan can not reach an agreement, the EBITDA requirement shall not be less than $15 million. The Working Capital Revolver Loan also requires ClimaChem to achieve an annual fixed charge coverage ratio of at least 1 to 1 and limits capital expenditures to $11.2 million annually. The Working Capital Revolver Loan requires that ClimaChem's excess availability, as defined, equal an amount not less than $.5 million. It also requires ClimaChem's excess availability, as defined, equal an amount not less than $1.5 million on the date of the periodic interest payments due on its 10-3/4% Senior Unsecured Notes due 2007 (discussed in (D) below) and interest due on certain debt issued pursuant to a financing arrangement entered into in May 2002 (discussed in (C) below). The Working Capital Revolver Loan also contains covenants that, among other things, limit the borrowers' ability to: (i) incur additional indebtedness, (ii) incur liens, (iii) make restricted payments or loans to affiliates who are not borrowers, or (iv) engage in mergers, consolidations or other forms of recapitalization, (v) dispose of assets, and (vi) repurchase ClimaChem's 10-3/4% Senior Unsecured Notes. The Working Capital Revolver Loan also requires all collections on accounts receivable be made through an account in the name of the lender or their agent.  Amounts available for additional borrowing under the Working Capital Revolver Loan at December 31, 2002 were $5.8 million.

(B) Summit Machine Tool Manufacturing Corp., ("Summit"), one of our subsidiaries, that is not a subsidiary of ClimaChem, finances its working capital requirement through borrowings under a credit facility ( the "Facility") with a different lender than ClimaChem's lender. In March 2003, Summit entered into an amendment to the Facility which reduced the revolving line of credit to $600,000. The Facility terminates on April 1, 2004. The Facility requires monthly payments of interest which accrue based on the lender's prime rate plus 7%.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

7. Long-Term Debt (continued)

The effective rate at December 31, 2002 was 11.25%. Summit may terminate the Facility with proper notice without premium or penalty. We guarantee the Facility.

(C) In May 2002, ClimaChem repurchased $52.3 million face value aggregate principal amount of its Senior Unsecured Notes. The purchase price per $1,000 of aggregate principal amount of Senior Unsecured Notes was approximately $575, resulting in an aggregate purchase price of approximately $30.1 million. In order to fund the repurchase of the Senior Unsecured Notes, ClimaChem entered into a Financing Agreement with certain lenders (the "Lenders"). Each Lender is an affiliate of the other Lenders. Pursuant to the terms of the Financing Agreement, the Lenders loaned $35 million to ClimaChem (collectively, the "Loans").  The Loans  mature on June 30, 2005, and bear  interest at  10 1/2% per annum (cash interest), payable quarterly. Additional interest of 5 1/2% is payable either at maturity or upon prepayment. The Lenders and affiliates of the Lenders owned the Senior Unsecured Notes which were repurchased by ClimaChem.

The proceeds of the Loans were used to fund the repurchase of the Senior Unsecured Notes by ClimaChem from the Lenders and certain affiliates of the Lenders, to pay the closing costs, fees and expenses incurred in connection with the Loans of approximately $3.2 million and to fund a cash collateral account of approximately $1.8 million. The cash collateral will be available to ClimaChem at the earlier of (i) the date the Loans are paid in full or (ii) November 23, 2003 so long as no default or event of default is then continuing. Therefore the $1.8 million is classified as restricted cash and is included in current assets at December 31, 2002. In connection with the closing of the Loans, the Lenders entered into an Intercreditor Agreement with ClimaChem's Working Capital Revolver Loan lender. The Financing Agreement contains cross-default provisions to the Working Capital Revolver Loan agreement.

The Financing Agreement required ClimaChem to maintain quarterly EBITDA, as defined, for ClimaChem and its Climate Control Business on a trailing twelve-month basis of $16 million and $10 million, respectively, measured as of December 31, 2002. The agreement provides that all transaction costs deducted from operations in the second quarter of 2002, that are directly related to the transaction to repurchase the Notes and enter into the Financing Agreement of approximately $3.2 million, are an add back to the second quarter 2002 EBITDA. ClimaChem and its Climate Control Business's EBITDA, as defined, for the twelve-month period ended December 31, 2002 was in excess of the required amounts. The Financing Agreement, as amended, requires ClimaChem to maintain quarterly EBITDA, as defined, for ClimaChem and its Climate Control Business on a trailing twelve-month basis of the same amounts required under the Working Capital Revolver Loan as discussed in (A). For quarters ending after December 31, 2003, the EBITDA requirement shall be determined based on ClimaChem's forecasted financial statements, however, if ClimaChem and the Lenders can not reach an agreement, the EBITDA requirement shall not be less than $15 million. For quarters ending after December 31, 2002, if ClimaChem fails to

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

7. Long-Term Debt (continued)

maintain EBITDA, as defined, on a trailing twelve-month basis of at least $12 million (a "Trigger Event"), then within 210 days of the end of such quarter, ClimaChem shall pay the Lenders an amount equal to 33.3% ($10.6 million as of December 31, 2002) of then outstanding principal of the Loans plus related cash and additional interest.  However, if ClimaChem maintains EBITDA on a trailing twelve-month basis of at least $12 million as of the end of each of the two quarters immediately following the Trigger Event, then within 210 days of such Trigger Event, ClimaChem shall pay the Lenders an amount equal to 10% ($3.2 million as of December 31, 2002) of then outstanding principal of the Loans plus related cash and additional interest.

The Financing Agreement, as amended, also requires ClimaChem to achieve an annual fixed charge coverage ratio of at least 1 to 1 and limits annual capital expenditures to $11.2 million measured quarterly on a trailing twelve-month basis. The Financing Agreement also contains covenants that, among other things, limit ClimaChem's ability to: (i) incur additional indebtedness, (ii) incur liens, (iii) provide certain guarantees (iv) engage in mergers, consolidations or other forms of recapitalization and (v) dispose of assets. The Lenders may, upon an event of default as defined, terminate the Financing Agreement and demand the balance outstanding due and payable in full. The Financing Agreement includes a prepayment fee equal to 2% of the principal amount paid should ClimaChem elect to prepay any principal amount prior to May 24, 2003. This fee is reduced to 1% during the second twelve-month period and to .5% during the third twelve-month period.

The Loans are secured by (a) a first lien on (i) certain real property and equipment located at the El Dorado, Arkansas manufacturing facility (excluding the DSN Plant and other exceptions) (the "EDC Plant") (ii) certain real property and equipment located at the Cherokee, Alabama manufacturing facility (the "Cherokee Plant") owned by a subsidiary of the Company that is not a subsidiary of ClimaChem, (iii) a cash collateral account of $1.8 million, and (b) a second lien on the assets upon which ClimaChem's Working Capital Revolver lender has a first lien. The Loans are guaranteed by the Company and certain subsidiaries of ClimaChem.

As required by the Lenders, as a condition precedent to the completion of the Loans and the transactions contemplated by the Financing Agreement, we granted to the Lenders warrants to purchase 595,585 shares of our common stock subject to certain anti-dilution adjustments. The exercise price of the warrants is $0.10 per share and contains a provision for cashless exercise. The warrants have a 10-year exercise period beginning on May 24, 2002. The warrants provide for certain demand registration rights and piggyback registration rights. The estimated fair value of the warrants ($1,983,000) was accounted for as debt issuance costs.

Based upon certain criteria, including but not limited to, unfavorable changes in ClimaChem's financial condition since the Senior Unsecured Notes were originally sold and the high interest rates on the Loans, the transaction was accounted for as a debt restructuring.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

7. Long-Term Debt (continued)

As a result, the gain on the transaction was limited to the difference between the carrying value of the Senior Unsecured Notes repurchased and the principal of the Loans due 2005, plus the cumulative interest due and payable during the three year term thereof including such additional interest due at maturity. Accordingly, the net gain recognizable in 2002 relating to this debt restructuring was limited to only $.1 million and is included in other income in the accompanying consolidated statements of income for 2002.

Since the implied gain relating to this transaction was deferred, all of the future interest payments associated with the Loans has been recognized in long-term debt. All future interest payments on the Loans will be charged against the debt balance presently accrued on the balance sheet.

As discussed in Note 4 - Discontinued Operations, in December 2002, SEC and UTeC sold all of their operating assets. Approximately $3.5 million of the sales proceeds were used as a prepayment on the Loans. Due to this prepayment, ClimaChem will not incur the interest accrued on the Loans prepaid and has thus recognized a gain on extinguishment of debt of $1.5 million which is included in the accompanying consolidated statements of income for 2002.

At December 31, 2002, the carrying amount of long-term debt owed the Lenders is $46.4 million which includes $14.7 million interest due on the Loans through maturity. Of this, interest of $3.4 million is included in current portion of long-term debt at December 31, 2002.

(D)  In 1997, ClimaChem completed the sale of its 10-3/4% Senior Unsecured Notes due 2007 (the "Notes"). The Notes bear interest at an annual rate of 10-3/4% payable semiannually in arrears on June 1 and December 1 of each year. The Notes are senior unsecured obligations of ClimaChem and rank equal in right of payment to all existing and future senior unsecured indebtedness of ClimaChem and its subsidiaries. The Notes are effectively subordinated to all existing and future secured indebtedness of ClimaChem.

Prior to the repurchase of the Notes as discussed in (C) above, ClimaChem and the trustee under the Indenture (as defined below), with the consent of the holders of at least 66 2/3% of the aggregate principal amount of the outstanding Notes (the "Holders"), entered into a Fifth Supplemental Indenture, dated May 24, 2002 (the "Supplement"), to the Indenture dated November 27, 1997, as amended (the "Indenture"), which governs ClimaChem's Notes. The Supplement amends the Indenture by, among other things, (a) deleting most of the restrictive covenants, (b) deleting the requirements upon a change of control of ClimaChem or sale of all or substantially all of the assets of ClimaChem, (c) specifying ClimaChem's subsidiaries which are guarantors of the Notes and deleting the requirement that certain future subsidiaries of ClimaChem be guarantors, (d) deleting certain events from the definition of "Event of Default," and (e) providing for conforming changes to the Indenture and the

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

7. Long-Term Debt (continued)

promissory note executed by ClimaChem pursuant to the terms of the Indenture.

The Notes are subject to redemption at the option of ClimaChem, in whole or in part, at the redemption prices set forth in the Indenture, plus accrued and unpaid interest thereon, plus liquidated damages, if any, to the applicable redemption date.

During 2001 and 2000, subsidiaries of the Company repurchased Notes having a face value of approximately $4.7 million and $29.7 million, respectively, on the open market for approximately $2.1 million and $8.7 million and recognized gains, after writing off approximately $.1 million and $.9 million of loan origination costs, of approximately $2.6 million and $20.1 million, respectively.

ClimaChem owns substantially all of the companies comprising our Chemical and Climate Control Businesses. ClimaChem is a holding company with no significant assets (other than the notes receivable from us), or operations other than its investments in its subsidiaries, and each of its subsidiaries is wholly-owned, directly or indirectly, by ClimaChem. ClimaChem's payment obligations under the Notes are fully, unconditionally and joint and severally guaranteed by all of the existing subsidiaries of ClimaChem, except for EDNC ("Non-Guarantor Subsidiaries").

Set forth below is consolidating financial information of ClimaChem's Guarantor Subsidiaries, the Non-Guarantor Subsidiaries, which are not guarantors of the Notes, and ClimaChem.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

7. Long-Term Debt (continued)
ClimaChem, Inc. Condensed Consolidating Balance Sheet As of December 31, 2002 (In thousands)
Combined Guarantor Subsidiaries	Consolidated Non- Guarantor Subsidiaries	ClimaChem, Inc. (Parent)	Eliminations	Consolidated
Assets
Current assets:
Cash	$410	$-	$950		$1,360
Restricted cash	-	-	1,838		1,838
Trade accounts receivable, net	29,515	3,166	39		32,720
Inventories	25,947	119	-		26,066
Supplies and prepaid items	4,007	24	1,309		5,340
Deferred income taxes	-	-	3,520	$(520)	3,000
Total current assets	59,879	3,309	7,656	(520)	70,324
Property, plant and equipment, net	66,321	2,017	61		68,399
Due from LSB and affiliates	-	-	14,648		14,648
Investment in and advances to affiliates	-	-	89,977	(89,977)	-
Receivable from Parent	-	10,185	-	(10,185)	-
Other assets, net:
Deferred income taxes	-	-	2,101	(435)	1,666
Other	9,534	41	1,716		11,291
	$135,734	$15,552	$116,159	$(101,117)	$166,328
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$19,747	$2,736	$287		$22,770
Accrued liabilities	12,993	1,061	1,059		15,113
Due to LSB and affiliates, net	-	-	4,679		4,679
Deferred income taxes	520	-	-	$(520)	-
Current portion of long-term debt	2,190	353	29,490		32,033
Total current liabilities	35,450	4,150	35,515	(520)	74,595
Long-term debt	4,984	1,559	65,782		72,325
Deferred income taxes	435	-	-	(435)	-
Due to LSB	-	-	3,183		3,183
Other noncurrent liabilities	2,547	3,858	-		6,405
Payable to Parent	42,681	-	-	(42,681)	-
Stockholders' equity:
Common stock	64	1	1	(65)	1
Capital in excess of par value	77,678	-	12,652	(77,678)	12,652
Accumulated other comprehensive loss	-	(1,859)	-		(1,859)
Retained earnings (accumulated deficit)	(28,105)	7,843	(974)	20,262	(974)
Total stockholders' equity	49,637	5,985	11,679	(57,481)	9,820
	$135,734	$15,552	$116,159	$(101,117)	$166,328

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

7. Long-Term Debt (continued)
Combined Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	ClimaChem, Inc. (Parent)	Eliminations	Consolidated
Assets
Current assets:
Cash	$264	$16	$29		$309
Trade accounts receivable, net	36,047	2,837	24		38,908
Inventories	27,614	179	-		27,793
Supplies and prepaid items	5,141	29	814		5,984
Deferred income taxes	-	-	2,000		2,000
Current assets of discontinued operations	5,440				5,440
Total current assets	74,506	3,061	2,867		80,434
Property, plant and equipment, net	64,850	1,785	90		66,725
Due from LSB and affiliates	-	-	14,407		14,407
Investment in and advances to affiliates	-	-	107,340	$(107,340)	-
Receivable from Parent	-	8,235	-	(8,235)	-
Other assets, net	11,014	46	3,473	-	14,533
Noncurrent assets of discontinued operations	3,570				3,570
	$153,940	$13,127	$128,177	$(115,575)	$179,669
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$19,697	$2,220	$526		$22,443
Accrued liabilities	11,446	1,449	1,164		14,059
Current liabilities of discontinued operations	1,402				1,402
Due to LSB and affiliates	-	-	1,310		1,310
Deferred income taxes	550	-		$(550)	-
Current portion of long-term debt	4,322	353	34,844		39,519
Total current liabilities	37,417	4,022	37,844	(550)	78,733
Long-term debt	5,259	1,912	75,121		82,292
Deferred income taxes	405	-	3,120	(405)	3,120
Due to LSB	-	-	1,200		1,200
Other non-current liabilities	2,203	3,378	-		5,581
Payable to Parent	54,107	-	-	(54,107)	-
Stockholders' equity:
Common stock	64	1	1	(65)	1
Capital in excess of par value	79,217	-	12,652	(79,217)	12,652
Accumulated other comprehensive loss	-	(2,149)	-		(2,149)
Retained earnings (accumulated deficit)	(24,732)	5,963	(1,761)	18,769	(1,761)
Total stockholders' equity	54,549	3,815	10,892	(60,513)	8,743
	$153,940	$13,127	$128,177	$(115,575)	$179,669

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

7. Long-Term Debt (continued)
ClimaChem, Inc. Condensed Consolidating Statement of Operations Year ended December 31, 2002 (In thousands)
Combined Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	ClimaChem, Inc. (Parent)	Eliminations	Consolidated
Net sales	$244,737	$34,749			$279,486
Cost of sales	205,516	31,142	$591	$(5)	237,244
Gross profit	39,221	3,607	(591)	5	42,242
Selling, general and administrative	33,119	387	1,826	(7)	35,325
Operating income (loss)	6,102	3,220	(2,417)	12	6,917
Other income (expense):
Interest and other income (expense), net	2,678	(79)	11,858	(10,882)	3,575
Gain on extinguishment of debt	-	-	1,458		1,458
Provision for loss on firm sales and purchase commitments	(414)	-	-		(414)
Interest expense	(10,744)	(59)	(6,908)	10,870	(6,841)
Income (loss) from continuing operations before benefit (provision) for income taxes	(2,378)	3,082	3,991	-	4,695
Equity in losses of subsidiaries	-	-	(3,032)	3,032	-
Benefit (provision) for income taxes	927	(1,202)	(172)		(447)
Loss from discontinued operations, net	(3,461)	-			(3,461)
Net income (loss)	$(4,912)	$1,880	$787	$3,032	$787

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

7. Long-Term Debt (continued)
ClimaChem, Inc. Condensed Consolidating Statement of Operations Year ended December 31, 2001 (In thousands)
Combined Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	ClimaChem, Inc. (Parent)	Eliminations	Consolidated

Net sales	$271,988	$36,539			$308,527
Cost of sales	228,757	33,018	$895	$(4)	262,666
Gross profit	43,231	3,521	(895)	4	45,861
Selling, general and administrative	37,052	201	4,382	(7)	41,628
Operating income (loss)	6,179	3,320	(5,277)	11	4,233
Other income (expense):
Interest and other income (expense), net	(19)	21	11,703	(10,451)	1,254
Gain on sales of property and equipment	2,898	-	-		2,898
Gain on extinguishment of debt	-	-	2,631		2,631
Benefit from termination of firm sales and purchase commitments	2,688	-	-		2,688
Interest expense	(11,778)	(108)	(10,856)	10,440	(12,302)
Income (loss) from continuing operations before benefit (provision) for income taxes	(32)	3,233	(1,799)	-	1,402
Equity in earnings of subsidiaries	-	-	1,978	(1,978)	-
Benefit (provision) for income taxes	(1,530)	(920)	1,330		(1,120)
Income from discontinued operations, net	1,227	-	-		1,227
Net income (loss)	$(335)	$2,313	$1,509	$(1,978)	$1,509

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

7. Long-Term Debt (continued)
ClimaChem, Inc. Condensed Consolidating Statement of Operations Year ended December 31, 2000 (In thousands)
Combined Guarantor Subsidiaries	Non-Guarantor Subsidiary	ClimaChem, Inc. (Parent)	Eliminations	Consolidated

Net sales	$220,151	$41,869			$262,020
Cost of sales	180,919	38,345	$1,232		220,496
Gross profit	39,232	3,524	(1,232)		41,524
Selling, general and administrative	36,881	428	4,516		41,825
Operating income (loss)	2,351	3,096	(5,748)		(301)
Other income (expense):
Interest and other income (expense), net	791	100	8,742	$(7,940)	1,693
Gain on extinguishment of debt	-	-	17,421		17,421
Provision for loss on firm sales and purchase commitments	(3,395)	-	-		(3,395)
Interest expense	(11,470)	(17)	(9,665)	7,940	(13,212)
Income (loss) from continuing operations before benefit (provision) for income taxes	(11,723)	3,179	10,750	-	2,206
Equity in losses of subsidiaries	-	-	(9,072)	9,072	-
Benefit (provision) for income taxes	(812)	(1,043)	1,570		(285)
Income from discontinued operations, net	1,327	-	-		1,327
Net income (loss)	$(11,208)	$2,136	$3,248	$9,072	$3,248

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

7. Long-Term Debt (continued)
ClimaChem, Inc. Condensed Consolidating Statement of Cash Flows Year ended December 31, 2002 (In thousands)
Combined Guarantor Subsidiaries	Consolidated Non- Guarantor Subsidiaries	ClimaChem, Inc. (Parent)	Eliminations	Consolidated
Cash flows provided (used) by continuing operating activities	$18,767	$2,744	$(1,697)	$19,814
Cash flows from investing activities:
Capital expenditures	(9,511)	(456)	(8)	(9,975)
Proceeds from sales of property and equipment	227	-	1	228
Restricted cash held in escrow	-	-	(1,838)	(1,838)
Other assets	275	(1)	(15)	259
Net cash used by investing activities	(9,009)	(457)	(1,860)	(11,326)
Cash flows from financing activities:
Payments on long-term debt	(2,171)	(353)	(5,650)	(8,174)
Proceeds from Financing Agreement net of fees	-	-	32,155	32,155
Acquisition of 10 3/4 % Senior Unsecured Notes	-	-	(30,065)	(30,065)
Net change in revolving debt	(332)	-	(8,730)	(9,062)
Net change in due to/from LSB and affiliates	-	-	3,162	3,162
Advances to/from affiliates	(11,656)	(1,950)	13,606	-
Net cash provided (used) by financing activities	(14,159)	(2,303)	4,478	(11,984)
Net cash provided by discontinued operations	4,547	-	-	4,547
Net increase (decrease) in cash and cash equivalents from all activities	146	(16)	921	1,051
Cash and cash equivalents at the beginning of year	264	16	29	309
Cash and cash equivalents at the end of year	$410	$-	$950	$1,360

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

7. Long-Term Debt (continued)
ClimaChem, Inc. Condensed Consolidating Statement of Cash Flows Year ended December 31, 2001 (In thousands)
Combined Guarantor Subsidiaries	Consolidated Non- Guarantor Subsidiaries	ClimaChem, Inc. (Parent)	Eliminations	Consolidated
Cash flows provided (used) by continuing operating activities	$(2,174)	$154	$821	$(1,199)
Cash flows from investing activities:
Capital expenditures	(4,739)	(697)	(40)	(5,476)
Proceeds from sales of property and equipment	3,677	-	-	3,677
Other assets	249	6	(1,680)	(1,425)
Net cash used by investing activities	(813)	(691)	(1,720)	(3,224)
Cash flows from financing activities:
Payments on long-term debt	(3,915)	(235)	-	(4,150)
Long-term and other borrowing, net of origination fee	-	950	-	950
Acquisition of 10 3/4 % Senior Unsecured Notes	-	-	(21)	(21)
Net change in revolving debt	(30,046)	(170)	34,746	4,530
Net change in due to/from LSB and affiliates	-	-	1,440	1,440
Advances to/from affiliates	35,285	-	(35,285)	-
Net cash provided by financing activities	1,324	545	880	2,749
Net cash used by discontinued operations	(855)	-	-	(855)
Net increase (decrease) in cash and cash equivalents from all activities	(2,518)	8	(19)	(2,529)
Cash and cash equivalents at the beginning of year	2,782	8	48	2,838
Cash and cash equivalents at the end of year	$264	$16	$29	$309

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

7. Long-Term Debt (continued)
ClimaChem, Inc. Condensed Consolidating Statement of Cash Flows Year ended December 31, 2000 (In thousands)
Combined Guarantor Subsidiaries	Non-Guarantor Subsidiary	ClimaChem, Inc. (Parent)	Eliminations	Consolidated
Cash flows provided (used) by continuing operating activities	$(2,642)	$4,830	$(184)		$2,004
Cash flows from investing activities:
Capital expenditures	(5,531)	(780)	(83)		(6,394)
Purchase of Senior Notes of parent	-	(5,688)	-	$5,688	-
Other assets	1,495	(777)	(49)		669
Net cash used by investing activities	(4,036)	(7,245)	(132)	5,688	(5,725)
Cash flows from financing activities:
Payments on long-term debt	(3,671)	-	-		(3,671)
Long-term and other borrowings, net of origination fee	3,500	1,550	-		5,050
Acquisition of 10 3/4% Senior Unsecured Notes	-	-	(1,314)	(5,688)	(7,002)
Net change in revolving debt	7,408	170	87		7,665
Net change in due to/from LSB affiliates	-	-	437		437
Net cash provided (used) by financing activities	7,237	1,720	(790)	(5,688)	2,479
Net cash provided by discontinued operations	1,425	-	-		1,425
Net increase (decrease) in cash and cash equivalents from all activities	1,984	(695)	(1,106)	-	183
Cash and cash equivalents at the beginning of year	798	703	1,154	-	2,655
Cash and cash equivalents at the end of year	$2,782	$8	$48	$-	$2,838

(E) Includes a $.2 million note payable ($.4 million at December 31, 2001), to an unconsolidated related party. The note is unsecured, bears interest at 10.75% per annum payable monthly, and is due upon demand.

Maturities (in thousands) of long-term debt for each of the five years after December 31, 2002 are: 2003--$38,889 (including $27,209 due in 2005 unless the lender demands earlier payment); 2004--$6,568; 2005--$41,331; 2006--$1,208; 2007--$19,522 and thereafter--$5,843.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

8. Income Taxes

The tax effects of each type of temporary difference and carry forward that are used in computing deferred tax assets and liabilities and the valuation allowance related to deferred tax assets at December 31, 2002 and 2001 are as follows:

December 31,
2002	2001
(In Thousands)
Deferred tax assets
Amounts not deductible for tax purposes:
Allowance for doubtful accounts	$2,132	$2,255
Asset impairment	5,948	6,461
Accrued liabilities	1,190	1,118
Other	1,840	1,207
Excess of tax gain over book gain resulting from debt refinancing	8,894
Capitalization of certain costs as inventory for tax purposes	1,213	1,236
Net operating loss carry forwards	15,780	25,861
Investment tax and alternative minimum tax credit carry forwards	793	793
Total deferred tax assets	37,790	38,931
Less valuation allowance on deferred tax assets	28,632	28,240
Net deferred tax assets	$9,158	$10,691

Deferred tax liabilities
Accelerated depreciation used for tax purposes	$7,019	$8,552
Inventory basis difference resulting from a business combination	2,139	2,139
Total deferred tax liabilities	$9,158	$10,691

We are able to realize deferred tax assets up to an amount equal to the future reversals of existing taxable temporary differences. The taxable temporary differences will turn around in the loss carry forward period as the differences are depreciated or amortized. Other differences will turn around as the assets are disposed of in the normal course of business.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

8. Income Taxes (continued)

The differences between the amount of the provision for income taxes (consisting solely of current state taxes) and the amount which would result from the application of the federal statutory rate to "Income (loss) from continuing operations before provision for income taxes and cumulative effect of accounting change" for each of the three years in the period ended December 31, 2002 are detailed below:

Year Ended December 31,
2002	2001	2000
(In Thousands)
Provision for income taxes at federal statutory rate	$944	$2,604	$2,819
Changes in the valuation allowance related to deferred tax assets, net of rate differential	392	(3,272)	(12,049)
Effect of discontinued operations, and other on valuation allowance	(1,332)	765	9,040
State income taxes, net of federal benefit	35	110	85
Permanent differences	17	(97)	190
Provision for income taxes	$56	$110	$85

At December 31, 2002, we have regular-tax net operating loss ("NOL") carry forwards of approximately $40 million ($16.3 million alternative minimum tax NOLs).

9. Redeemable Preferred Stock

Each share of noncumulative redeemable preferred stock, $100 par value, is convertible into 40 shares of our common stock at any time at the option of the holder; entitles the holder to one vote; and is redeemable at par. The redeemable preferred stock provides for a noncumulative annual dividend of 10%, payable when and as declared.

10. Stockholders' Equity (Deficit)

Qualified Stock Option Plans

We have a 1981 Incentive Stock Option Plan (1,350,000 shares), a 1986 Incentive Stock Option Plan (1,500,000 shares), a 1993 Stock Option and Incentive Plan (850,000 shares) and a 1998 Stock Option Plan (1,000,000 shares). Under these plans, we are authorized to grant options to purchase up to 4,700,000 shares of our common stock to our key employees. The 1981 and 1986 Incentive Stock Option Plans have expired and, accordingly, no additional options may be granted from these plans. Options granted prior to the expiration of these plans continue to remain valid thereafter in accordance with their terms. At December 31, 2002, there are 10,000 options outstanding related to these two plans. At December 31, 2002, there are 492,000 options outstanding related to the 1993 Stock Option and Incentive Plan and 922,600 options outstanding relating to the 1998 Stock Option Plan which continue to be effective. These options become exercisable 20% after one year from date of grant, 40% after two years, 70% after three years,

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

10. Stockholders' Equity (Deficit) (continued)

100% after four years and lapse at the end of ten years. The exercise price of options granted under this plan were equal to the market value of our common stock at the date of grant. For participants who own 10% or more of our common stock at the date of grant, the option price is 110% of the market value at the date of grant and the options lapse after five years from the date of grant.

Activity in our qualified stock option plans during each of the three years in the period ended December 31, 2002 is as follows:

2002	2001	2000
Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,655,800	$2.39	1,740,500	$2.69	1,985,500	$2.73
Granted	-	-	232,500	2.75	-	-
Exercised	(90,300)	2.84	(20,400)	1.19	-	-
Canceled, forfeited or expired	(140,900)	2.65	(296,800)	4.51	(245,000)	3.02
Outstanding at end of year	1,424,600	$2.34	1,655,800	$2.39	1,740,500	$2.69
Exercisable at end of year	1,015,900	$2.54	879,100	$2.98	1,010,100	$3.71
Weighted average fair value of options granted during year		N/A		$2.40		NA

Outstanding options to acquire 1,414,600 shares of stock at December 31, 2002 had exercise prices ranging from $1.25 to $4.88 per share (1,005,900 of which are exercisable at a weighted average price of $2.47 per share) and had a weighted average exercise price of $2.29 and remaining contractual life of 5.1 years. The balance of options outstanding at December 31, 2002 had an exercise price of $9.00 per share (all of which are exercisable at a weighted average exercise price of $9.00 per share) and had a remaining contractual life of .25 years.

Non-Qualified Stock Option Plans

Our Board of Directors approved the grants of non-qualified stock options to our outside directors, our President and certain key employees, as detailed below. The option prices are generally based on the market value of our common stock at the dates of grants.

These options have vesting terms and lives specific to each grant but generally vest over 48 months and expire five or ten years from the grant date. We have a 1993 Non-employee Director Stock Option Plan (the "Outside Director Plan"). The Outside Director Plan authorizes the grant of non-qualified stock options to each member of our Board of Directors who is not an officer or employee of the Company or its subsidiaries. The maximum number of shares of our

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

10. Stockholders' Equity (Deficit) (continued)

common stock that may be issued under the Outside Director Plan is 150,000 shares (subject to adjustment as provided in the Outside Director Plan).

We have agreed to automatically grant to each outside director an option to acquire 5,000 shares of our common stock on April 30 following the end of each year in which we realize net income of $9.2 million or more for such year. The exercise price for an option granted under this plan is the fair market value of the shares of common stock at the time the option is granted. Each option granted under this plan to the extent not exercised terminates upon the earlier of the termination as a member of our Board of Directors or the fifth anniversary of the date such option was granted. During 2002, 2001 and 2000, there were no options granted under this plan.

In 2000, the Board of Directors granted 185,000 to a former employee of the Company to replace the options this individual held prior to leaving the Company. These options were fully vested at the date of grant and 100,000 of these options expire nine years from the date of grant and 85,000 expire seven years from the date of grant. We recognized compensation expense of $137,000 in 2000 related to the grant of these shares. In 2001, the Board of Directors granted 102,500 stock options to an employee that vest over 48 months and have contractual lives of ten years. In 2002, the Board of Directors granted 50,000 stock options that vest over 48 months and have contractual lives of ten years as well as 115,000 stock options principally to former employees of the Company to replace the options these individuals held prior to leaving the Company (a portion of the 165,000 stock options granted had exercise prices that exceeded the last average bid and asked price of our common stock at the date of the grant). The options to former employees were fully vested at the date of grant and expire between one and nine years from the date of grant. We recognized compensation expense of $48,000 in 2002 related to the grant of these shares.

Activity in our non-qualified stock option plans during each of the three years in the period ended December 31, 2002 is as follows:

2002	2001	2000
Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,208,000	$2.32	1,175,500	$2.46	1,103,500		$2.36
Granted	165,000	2.82	102,500	2.73	185,000		2.82
Exercised	-	-	(15,000)	1.25	-		-
Surrendered, forfeited, or expired	(25,000)	4.19	(55,000)	6.37	(113,000)		2.06
Outstanding at end of year	1,348,000	$2.35	1,208,000	$2.32	1,175,500		$2.46
Exercisable at end of year	995,050	$2.34	694,400	$2.47	617,900		$2.90
Weighted average fair value of options granted during year		$1.87		$2.44		$	..64

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

10. Stockholders' Equity (Deficit) (continued)

Outstanding options to acquire 1,339,000 shares of stock at December 31, 2002 had exercise prices ranging from $1.25 to $4.54 per share (986,050 of which are exercisable at a weighted average price of $2.29 per share) and had a weighted average exercise price of $2.32 and remaining contractual life of 5.78 years. The balance of options outstanding at December 31, 2002 had exercise prices of $5.36 and $9.00 per share (all of which are exercisable) at a weighted average exercise price of $6.98 per share, and had a remaining contractual life of 2.7 years.

Preferred Share Purchase Rights

In January 1999, our Board of Directors approved the renewal (the "Renewed Rights Plan") of our existing Preferred Share Purchase Rights Plan ("Existing Rights Plan") and declared a dividend distribution of one Renewed Preferred Share Purchase Right (the "Renewed Preferred Right") for each outstanding share of our common stock outstanding upon the Existing Rights Plan's expiration date. The Renewed Preferred Rights are designed to ensure that all of our stockholders receive fair and equal treatment in the event of a proposed takeover or abusive tender offer.

The Renewed Preferred Rights are generally exercisable when a person or group, other than our Chairman and his affiliates, acquire beneficial ownership of 20% or more of our common stock (such a person or group will be referred to as the "Acquirer"). Each Renewed Preferred Right (excluding Renewed Preferred Rights owned by the Acquirer) entitles stockholders to buy one one-hundredth (1/100) of a share of a new series of participating preferred stock at an exercise price of $20. Following the acquisition by the Acquirer of beneficial ownership of 20% or more of our common stock, and prior to the acquisition of 50% or more of our common stock by the Acquirer, our Board of Directors may exchange all or a portion of the Renewed Preferred Rights (other than Renewed Preferred Rights owned by the Acquirer) for our common stock at the rate of one share of common stock per Renewed Preferred Right. Following acquisition by the Acquirer of 20% or more of our common stock, each Renewed Preferred Right (other than the Renewed Preferred Rights owned by the Acquirer) will entitle its holder to purchase a number of our common shares having a market value of two times the Renewed Preferred Right's exercise price in lieu of the new preferred stock.

If we are acquired, each Renewed Preferred Right (other than the Renewed Preferred Rights owned by the Acquirer) will entitle its holder to purchase a number of the Acquirer's common shares having a market value at the time of two times the Renewed Preferred Right's exercise price.

Prior to the acquisition by the Acquirer of beneficial ownership of 20% or more of our stock, our Board of Directors may redeem the Renewed Preferred Rights for $.01 per Renewed Preferred Right.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

10. Stockholders' Equity (Deficit) (continued)

In May 2002, the Company issued warrants to purchase 595,585 shares of our common stock for $.10 per share (see Note 7).

In March 2003, the Company sold for $1,570,500 in cash 450,000 shares of common stock held in treasury and a warrant (exercisable at $3.49 per share until March 2008) to purchase 112,500 shares of common stock. The proceeds were used to reduce debt.

11. Non-Redeemable Preferred Stock

The 20,000 shares of Series B cumulative, convertible preferred stock, $100 par value, are convertible, in whole or in part, into 666,666 shares of our common stock (33.3333 shares of common stock for each share of preferred stock) at any time at the option of the holder and entitles the holder to one vote per share. The Series B preferred stock provides for annual cumulative dividends of 12% from date of issue, payable when and as declared. At December 31, 2002, $.7 million of dividends ($36.00 per share) on the Series B preferred stock were in arrears.

The Class C preferred stock, designated as a $3.25 convertible exchangeable Class C preferred stock, Series 2, has no par value ("Series 2 Preferred"). The Series 2 Preferred has a liquidation preference of $50.00 per share plus accrued and unpaid dividends and is convertible at the option of the holder at any time, unless previously redeemed, into our common stock at an initial conversion price of $11.55 per share (equivalent to a conversion rate of approximately 4.3 shares of common stock for each share of Series 2 Preferred), subject to adjustment under certain conditions. Upon the mailing of notice of certain corporate actions, holders will have special conversion rights for a 45-day period.

The Series 2 Preferred is redeemable at our option, in whole or in part, at prices decreasing annually to $50.00 per share on or after June 15, 2003, plus accrued and unpaid dividends to the redemption date. The redemption price at December 31, 2002 was $50.33 per share. Dividends on the Series 2 Preferred are cumulative and are payable quarterly in arrears. At December 31, 2002, $7.1 million of dividends ($11.375 per share) on the Series 2 Preferred were in arrears.

The Series 2 Preferred also is exchangeable in whole, but not in part, at our option on any dividend payment date for our 6.50% Convertible Subordinated Debentures due 2018 (the "Debentures") at the rate of $50.00 principal amount of Debentures for each share of Series 2 Preferred. Interest on the Debentures, if issued, will be payable semiannually in arrears. The Debentures will, if issued, contain conversion and optional redemption provisions similar to those of the Series 2 Preferred and will be subject to a mandatory annual sinking fund redemption of five percent of the amount of Debentures initially issued, commencing June 15, 2003 (or the June 15 following their issuance, if later).

The 1,000,000 shares of Class C preferred stock, designated as Series D 6% cumulative, convertible Class C preferred stock ("Series D Preferred"), have no par value and are convertible, in whole or in part, into 250,000 shares of our common stock (1 share of common stock for 4 shares of preferred stock) at any time at the option of the holder. Dividends on the

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

11. Non-Redeemable Preferred Stock (continued)

Series D Preferred are cumulative and payable annually in arrears at the rate of 6% per annum of the liquidation preference of $1.00 per share but will be paid only after accrued and unpaid dividends are paid on the Series 2 Preferred. At December 31, 2002, $.1 million of dividends ($.06 per share) on the Series D Preferred were in arrears. Each holder of the Series D Preferred shall be entitled to .875 votes per share.

At December 31, 2002, we are authorized to issue an additional 3,200 shares of $100 par value preferred stock and an additional 3,371,450 shares of no par value preferred stock. Upon issuance, our Board of Directors will determine the specific terms and conditions of such preferred stock.

As of December 31, 2002, we have reserved approximately 3.6 million shares of common stock issuable upon conversion of preferred stock.

12. Commitments and Contingencies

Operating Leases

We and our subsidiaries lease certain property, plant and equipment under non-cancelable operating leases. Future minimum payments on operating leases, including the Nitric Acid Plant and Purchase Commitment discussed below with initial or remaining terms of one year or more at December 31, 2002 are as follows:

(In Thousands)
2003	$11,574
2004	16,040
2005	4,622
2006	10,094
2007	10,901
Thereafter	22,992
$76,223

Rent expense under all operating lease agreements, including month-to-month leases, was $14,122,000 in 2002, $15,770,000 in 2001 and $12,353,000 in 2000. Renewal options are available under certain of the lease agreements for various periods at approximately the existing annual rental amounts. Rent expense paid to related parties was $38,000 in 2002 and $45,000 in 2001 and 2000.

Nitric Acid Plant

Our wholly owned subsidiary, El Dorado Nitric Co. and its subsidiaries ("EDNC"), operates a nitric acid plant (the "Baytown Plant") at Bayer's Baytown, Texas chemical facility in accordance with a series of agreements with Bayer Corporation ("Bayer") (collectively, the "Bayer Agreement"). Under the terms of the Bayer Agreement, EDNC is leasing the Baytown Plant pursuant to a leveraged lease from an unrelated third party with an initial lease term of ten

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

12. Commitments and Contingencies (continued)

years. The schedule of future minimum payments on operating leases above includes $7,666,000 in 2003, $13,001,000 in 2004, $2,250,000 in 2005, $8,175,000 in 2006, $9,227,000 in 2007, and $16,055,000 after 2007 related to lease payments on the Baytown Plant. Upon expiration of the initial ten-year term, the Bayer Agreement may be renewed for up to six renewal terms of five years each; however, prior to each renewal period, either party to the Bayer Agreement may opt against renewal. The Company and its subsidiaries have not provided a residual value guarantee on the value of the equipment related to the leveraged lease and have given Bayer a right of first refusal on the fixed-price purchase option in 2009. EDNC's ability to perform on its lease commitments is contingent upon Bayer's performance under the Bayer Agreement. One of our subsidiaries has guaranteed the performance of EDNC's obligations under the Bayer Agreement.

Purchase and Sales Commitments

In December 2002, one of our subsidiaries, El Dorado Chemical Company ("EDC") reached an agreement with its supplier of anhydrous ammonia whereby the former long-term purchase commitment was terminated effective October 31, 2002. Under a new agreement effective November 1, 2002, EDC will purchase 100% of its requirements of purchased ammonia using a market price-based formula plus transportation to the manufacturing facility in El Dorado, Arkansas through December 31, 2004.

Our subsidiaries also enter into agreements with suppliers of raw materials which require them to provide finished goods in exchange therefore. They did not have a significant commitment to provide finished goods with their suppliers under these exchange agreements at December 31, 2002.

In 1995, one of our subsidiaries entered into a product supply agreement with a third party whereby the subsidiary is required to make monthly facility fee and other payments which aggregate $79,000. In return for this payment, the subsidiary is entitled to certain quantities of compressed oxygen produced by the third party. Except in circumstances as defined by the agreement, the monthly payment is payable regardless of the quantity of compressed oxygen used by the subsidiary. The term of this agreement, which has been included in the above minimum operating lease commitments, is for a term of 15 years; however, the subsidiary can currently terminate the agreement without cause at a cost of approximately $4.5 million. Based on the subsidiary's estimate of compressed oxygen demands of the plant, the cost of the oxygen under this agreement is expected to be favorable compared to floating market prices. Purchases under this agreement aggregated $947,000, $959,000, and $933,000 in 2002, 2001, and 2000, respectively.

At December 31, 2002, we also have standby letters of credit outstanding of $1.4 million of which $1 million relates to our Climate Control Business.

Effective October 1, 2001, our subsidiary, Cherokee Nitrogen Company ("CNC") entered into a long term 83% ammonium nitrate solution supply agreement with a third party ("Solution Agreement"). Under the Solution Agreement, CNC will supply to the third party its

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

12. Commitments and Contingencies (continued)

requirements of 83% ammonium nitrate solution from CNC's Cherokee, Alabama manufacturing plant for a term of no less than five (5) years on a cost-plus basis.

On November 1, 2001, EDC entered into a long-term cost-plus industrial grade ammonium nitrate supply agreement ("Supply Agreement") with a third party. Under the Supply Agreement, EDC will supply from it's El Dorado, Arkansas plant approximately 200,000 tons of industrial grade ammonium nitrate per year, which is approximately 90% of the plant's manufacturing capacity for that product, for a term of no less than five (5) years.

Guarantees

In the normal course of business, the Company and its subsidiaries enter into certain types of guarantees which are subject to the disclosure requirements of FIN 45, Guarantor's Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. These guarantees are summarized below.

EDC purchases certain products relating to its agricultural business from a certain supplier. In January of 2001, a guarantee was issued by ClimaChem which guarantees payment of these purchases up to $1.5 million if EDC should fail to pay. This guarantee remains in effect until the sixth day after the date on which the supplier receives a written notice from the ClimaChem revoking this guarantee. No amounts were owed this supplier by EDC at December 31, 2002. No amounts have been recorded by the Company in conjunction with this guarantee.

EDC purchases certain products relating to its agricultural business from another supplier. In March of 2002, a guarantee was issued by ClimaChem which guarantees payment of these purchases if EDC should fail to pay. The guarantee remains in effect so long as purchases are being made from this supplier by EDC. No amounts were owed this supplier by EDC at December 31, 2002. No amounts have been recorded by the Company in conjunction with this guarantee.

Cherokee Nitrogen ("Cherokee"), a division of EDC, purchases natural gas from a certain supplier. In October of 2000, a guarantee was issued by ClimaChem which guarantees payment of these purchases if Cherokee should fail to pay. The guarantee remains in effect until revoked by ClimaChem, on not less than a thirty day notice. Cherokee owed this supplier $.3 million at December 31, 2002. No amounts have been recorded by the Company in conjunction with this guarantee.

EDNC buys various supplies and services from Bayer and has various performance obligations under the terms of the agreements between the parties. In May of 1999, a guarantee was issued by EDC which guarantees fulfillment of these performance provisions, including certain payment obligations. EDC also guarantees the lease payments of the Baytown Plant as discussed under Nitric Acid Plant in this Note 12. The guarantee remains in effect until termination of the

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

12. Commitments and Contingencies (continued)

agreements between the parties. No amounts have been recorded by the Company in conjunction with this guarantee.

Legal Matters

Following is a summary of certain legal actions involving the Company:

Our operations are subject to numerous environmental laws ("Environmental Laws") and to other federal, state and local laws regarding health and safety matters ("Health Laws"). In particular, the manufacture and distribution of chemical products are activities which entail environmental risks and impose obligations under the Environmental Laws and the Health Laws, many of which provide for substantial fines and criminal sanctions for violations. There can be no assurance that material costs or liabilities will not be incurred by us in complying with such laws or in paying fines or penalties for violation of such laws. The Environmental Laws and Health Laws and enforcement policies thereunder relating to our Chemical Business have in the past resulted, and could in the future result, in penalties, cleanup costs, or other liabilities relating to the handling, manufacture, use, emission, discharge or disposal of pollutants or other substances at or from our facilities or the use or disposal of certain of its chemical products. Significant expenditures have been incurred by our Chemical Business at the El Dorado, Arkansas plant (the "El Dorado Facility") and the Hallowell, Kansas facility ("Hallowell Facility") in order to comply with the Environmental Laws and Health Laws. Our Chemical Business could be required to make significant additional site or operational modifications at these or other facilities involving substantial expenditures. In addition, if we should decide to no longer operate the El Dorado Facility and if such facility is retired, we may be required to continue to operate discharge water equipment, the cost and timing of which is unknown.

Discharge Water Permit for El Dorado, Arkansas Plant

Our Chemical Business' El Dorado Facility generates process water discharge consisting of cooling tower and boiler blowdown streams, contact storm water (rainfall inside the plant area which picks up contaminants), and miscellaneous spills and leaks from process equipment. This process water has historically been collected and transported to a small pond for pH adjustment and then to a large pond for biological oxidation. Primary contaminants are ammonia, and nitrate and sulfate compounds.

The process water discharge and storm water run off ("Discharge Water") are governed by a State permit renewed every five (5) years. The current permit expired in 1995, and the State was preparing to issue the facility a new permit in early 1997, which included much more stringent limits which the current treatment system could not meet. Negotiations were held with the Director of the State agency in March, 1997, and he agreed to a formal Consent Administrative Order ("CAO") in September, 1998, which CAO contained certain deadlines for the completion of activities at the El Dorado Chemical Company ("EDC") plant site pending issuance of a new permit. The Arkansas Department of Environmental Quality ("ADEQ") did not timely issue the

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

12. Commitments and Contingencies (continued)

permit and agreed to extend the CAO deadlines. In June 2002 a formal amendment to the CAO, executed by ADEQ and EDC, became effective, which extended the compliance date until three (3) years after the effective date of the renewal permit. The renewal permit has now been issued by the ADEQ, and it includes new, more restrictive permit limits which, based on current information, EDC does not believe it would be able to comply with. However, counsel has advised us that he does not believe that the permit as issued applies, or correctly applies, the applicable effluent guidelines for fertilizer facilities, resulting in permit effluent restrictions which are far more restrictive than required by the guidelines and which would not be feasible for EDC to achieve. EDC also believes that the permit, as issued, contains other material obligations which would not be feasible for EDC to implement. EDC has appealed the permit to the Arkansas Pollution Control & Ecology Commission ("Commission") and the permit will not become effective until the appeal to the Commission is resolved. EDC and ADEQ have agreed to suspend the appeal proceedings temporarily and to attempt to negotiate mutually acceptable revisions to the permit. At the request of EDC, ADEQ has assigned a more experienced engineer to the project to facilitate the negotiations. These negotiations have resulted in an agreement in principal between the ADEQ permit engineer and EDC which provides for the application of the effluent guidelines in a manner that is acceptable to EDC. We believe these negotiations will result in a permit that will provide EDC appropriate credits for storm water. At this time it is not possible to predict the limits that will be included in the new permit, or what type of treatment will be required to comply with the new permit limits. However, based on estimates and calculations made by EDC's engineering consultant, we believe that, based on the current status of negotiations, the new permit will require additional expenditures, estimated to be approximately $3.6 million, which will be expended over a period of three to four years. If EDC is unable to obtain appropriate modifications to the permit, either through negotiations, appeal to the Commission, or through court proceedings, based on our current liquidity and information currently available to us, we do not believe that EDC will be able to comply with the terms of the permit or have the necessary liquidity to make all of the capital improvements required to comply with the permit's terms. An inability to obtain satisfactory modifications to the permit could result in EDC having either to substantially reduce the operations of the El Dorado Facility or to sell the El Dorado Facility, either of which could have a material adverse effect on its financial condition and may result in the recognition of impairment of certain long-lived assets and may result in an event of default in other material contracts. For 2002, EDC's net sales from the El Dorado Facility were approximately $84.4 million. For the calendar years 2001 and 2000, EDC's net sales from the El Dorado Facility were approximately $104.9 million and $94.4 million, respectively.

The CAO recognizes the presence of ammonium nitrate contamination in the shallow groundwater, and requires EDC to undertake onsite bioremediation. The bioremediation has not proven to be effective, and EDC is currently undertaking a comprehensive evaluation of the shallow groundwater trends in contamination reduction and movement. The final remedy for shallow groundwater contamination will be selected in the future. There are no known users of

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

12. Commitments and Contingencies (continued)

this shallow groundwater in the area, and preliminary risk assessments have not identified any risk that would require additional remediation.

The CAO included a $183,700 penalty assessment of which $125,000 was satisfied over five years by expenditures of $25,000 per year for discharge minimization activities. An additional $57,000 was satisfied by funding approved supplemental environmental projects. The monetary civil penalty payment of $1,700 has been paid.

Draining of Equalization Pond at the El Dorado, Arkansas Plant

In September 2001, in response to a maintenance emergency and to prevent an uncontrolled release, the large equalization pond located at our Chemical Business' El Dorado, Arkansas manufacturing facility was drained as a result of a weld break in the pond's underground discharge pipe. After the break occurred, it was determined to allow water to be released through the valve into the permitted discharge to avoid erosion of a levy, to permit monitoring and sampling of Discharged Water, and to direct the discharge to the permitted outfall. No adverse environmental conditions were noted at the discharge, however, the sustained discharge was out of compliance with the mass effluent limits contained in the permit. EDC's environmental compliance manager determined that proper procedure would be to notify ADEQ in the month end report. The ADEQ disagreed and took the position that they should have been notified immediately. In April 2002, EDC and the ADEQ entered into a Consent Administrative Order to settle any civil penalty claims relating to this discharge event whereby EDC paid a $50,000 civil penalty to the ADEQ and will spend another $50,000 on supplemental environmental projects.

EDC and two EDC employees received letters dated April 4, 2002, from the United States Attorney's office in Fort Smith, Arkansas indicating that a criminal charge could be brought against EDC and the two employees as a result of the draining of the equalization pond. The letter further requested that the recipients, through counsel, contact the Assistant United States Attorney ("AUSA"). EDC has retained counsel and has arranged for counsel for the two employees. In discussions between such counsel and the AUSA, the AUSA expressed satisfaction that EDC and the employees responded promptly to the letters, and indicated that he desired a communication with EDC to ensure that EDC was adequately addressing its environmental obligations. In further discussions with the AUSA, the AUSA suggested that the Company and the individuals settle any claims by pleading to a misdemeanor violation in connection with Discharge Water permit violations resulting from the release of Discharge Water from the large equalization pond. EDC is engaging in discussions with the AUSA in an attempt to resolve the above concerns.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

12. Commitments and Contingencies (continued)

Consent Order for the Hallowell, Kansas Facility

In April 2002, Slurry Explosive Corporation ("SEC") entered into a consent administrative order ("Slurry Consent Order") with the Kansas Department of Health and Environment ("KDHE"), regarding SEC's Hallowell, Kansas manufacturing facility ("Hallowell Facility"). The Slurry Consent Order states that there exists soil and groundwater contamination and there exists surface water contamination in the strip pit adjacent to the Hallowell Facility. There are no known users of the groundwater in the area. The adjacent strip pit is used for fishing. The Slurry Consent Order also provides that SEC has not verified the presence of such contaminants. Under the terms of the Slurry Consent Order, SEC is required a) to submit an environmental assessment work plan to the KDHE for review and approval, b) to agree with the KDHE as to any required corrective actions to be performed at the Hallowell Facility, and c) to provide reports to the KDHE. A draft work plan was submitted to the KDHE. SEC has received KDHE's comments on the draft work plan, and SEC agreed to expand the sampling to include additional interconnected strip pits. SEC and KDHE jointly conducted sampling of an adjacent strip pit. The results of such sampling indicated elevated levels of nitrate compounds, ammonia and perchlorate. Additional surface water sampling was performed with the results showing little or no ammonium perchlorate contamination in outlying ponds. We believe, although there can be no assurance, that compliance by SEC with the anticipated Slurry Consent Order will not have a material adverse effect on the Company. In connection with the sale of all of the operating assets of SEC and UTeC, subsidiaries of the Company, in December 2002, UTeC leased the Hallowell Facility to the buyer under a long-term lease agreement. However, SEC retained the obligation to perform the required activities under the Slurry Consent Order.

Surface Water and Soil Testing at Hallowell, Kansas Underwater Laboratory Site

On August 7, 2002 the KDHE took samples of surface water and soil samples at UTeC's underwater laboratory site in Hallowell, Kansas. The KDHE had indicated that it would test the samples for nitrate compounds and perchlorates. UTeC was not aware of the existence of any such contamination. The analytical report has been issued by KDHE and forwarded to the Environmental Protection Agency with a recommendation of no further action.

Proposed Consent Administrative Order for the El Dorado, Arkansas Plant

From March 2001 through January 2002, EDC experienced eleven alleged air emissions violations. One of the alleged violations involved a malfunctioning continuous air emissions monitor, one of the alleged violations was based on a typographical error, six of the alleged violations involved air emissions point source tests that were allegedly performed in a manner not in compliance with testing procedures, two of the alleged violations involved tests that failed to meet emissions criteria, and one of the alleged violations involved the simultaneous operation of two boilers which is not permitted under the air permit. EDC and the ADEQ have been in negotiations regarding applicable penalties for certain of these violations. On July 24, 2002, EDC

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

12. Commitments and Contingencies (continued)

received a proposed Consent Administrative Order ("Air CAO") with the ADEQ to resolve the above alleged violations. The draft Air CAO provides for a civil penalty of $10,000 and requires EDC to establish a system to monitor air quality at the perimeter of the El Dorado, Arkansas plant facility and to submit revised testing protocols for demonstrating compliance at the various emission sources.

As part of ADEQ's investigation of an application filed by EDC for a permit modification relating to the sulfuric acid plant, ADEQ initiated an inquiry regarding historical equipment upgrades and repairs at the sulfuric acid plant, and whether any of those modifications should have been reviewed under the Prevention of Significant Deterioration regulations, 40 CFR 52.21 ("PSD Rules"). ADEQ and EDC have entered into negotiations in an attempt to compromise and resolve a potential dispute as to whether PSD Rules should apply to El Dorado's sulfuric acid plant. These negotiations have resulted in the drafting of language added to the draft AIR CAO that would resolve any possible regulatory PSD Rule violations associated with the sulfuric acid plant through the implementation of additional emission controls at that plant. The ADEQ enforcement director who is negotiating this issue has indicated that he is satisfied with this proposal. This matter remains in negotiations and there are no assurances that the possible PSD Rule dispute can be resolved as presently under negotiations. Although we do not anticipate that these negotiations will result in a substantial adverse impact on our operations and/or liquidity, it is not possible to determine the ultimate outcome.

Property Damage Lawsuit

On January 17, 2003, the owners of 283 acres of property adjacent to the EDC facility filed suit against EDC alleging property damage. The EDC facility utilizes a wastewater treatment system which discharges into a creek which passes through that property. The plaintiffs contend that these permitted discharges into the creek have damaged their property, have resulted in fish kills in the creek, and that leakage from EDC's two holding ponds has contaminated the shallow groundwater on the plaintiff's property. Plaintiffs are pursuing claims under theories of negligence, trespass and nuisance, and are claiming punitive damages.

Investigation into these claims has just begun. EDC's wastewater discharge contains elevated levels of ammonia and nitrogen. However, monitoring wells around its treatment ponds indicate little, if any, impact on the shallow groundwater. At this point, EDC has no information which would substantiate any property damage sustained by the plaintiff's which would relate to EDC's activities. EDC will continue its investigation into this matter. As of December 31, 2002, no amounts have been reserved for loss, if any, associated with the matter as loss is not presently probable nor estimable.

License Revocation Order

In February 2002, due to certain alleged violations of explosives storage and related regulations, the government regulator, the Bureau of Alcohol, Tobacco and Firearms ("BATF"), issued an

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

12. Commitments and Contingencies (continued)

order revoking the manufacturing license of SEC for its Hallowell Facility to produce certain mining products and confiscated certain high explosives inventory. The license revocation order was upheld by an administrative law judge after an administrative trial. In addition, we have received grand jury subpoenas from the U.S. Attorney's office of Wichita, Kansas requesting business records of SEC. We have complied with such subpoenas.

Other

In 1989 and 1991, the Company entered into severance agreements with certain of its executive officers that become effective after the occurrence of a change in control, as defined, if the Company substantially changes or terminates the officer's employment or if the officer becomes incapacitated. These agreements require the Company to pay the executive officers an amount equal to 2.9 times their average annual base compensation, as defined, upon such termination. As of December 31, 2002, severance payments required would amount to $4.3 million.

The Company has retained certain risks associated with its operations, choosing to self-insure up to various specified amounts under its insurance programs. The Company reviews the programs on at least a quarterly basis to balance the cost/benefit between its coverage and retained exposure and has accrued its share of the estimated liabilities.

The Company has several contingencies, including those set forth above, that could impact its liquidity in the event that the Company is unsuccessful in defending against the claimants or possible claimants. Although management does not anticipate that these claims or possible claims will result in substantial adverse impacts on its liquidity, it is not presently possible to determine the ultimate outcome.

13. Employee Benefit Plan

We sponsor a retirement plan under Section 401(k) of the Internal Revenue Code under which participation is available to substantially all full-time employees. We do not presently contribute to this plan except for EDC union employees and EDNC employees.

14. Fair Value of Financial Instruments

The following discussion of fair values is not indicative of the overall fair value of our assets and liabilities since the provisions of SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," do not apply to all assets, including intangibles.

As of December 31, 2002 and 2001, due to their short term nature, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximated their estimated fair values.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

14. Fair Value of Financial Instruments (continued)

Carrying values for variable rate borrowings of $32.9 million and $42.4 million are believed to approximate their fair value as of December 31, 2002 and 2001, respectively. As of December 31, 2002 and 2001, carrying values of fixed rate debt which aggregated $80.5 million and $89.2 million, respectively, had estimated fair values of approximately $60 million and $55 million, respectively. Fair values for fixed rate borrowings, other than the Notes, are estimated using a discounted cash flow analysis that applies interest rates currently being offered on borrowings of similar amounts and terms to those currently outstanding while also taking into consideration our current credit worthiness. Fair value of the Notes is based on market quotations obtained at December 31.

15. Gains on Sales of Property and Equipment

In December 2002, SEC and UTeC sold all of their operating assets. See Note 4 - Discontinued Operations.

On November 1, 2001, one of our subsidiaries sold a significant portion of its assets relating to the distribution of mining products. The total sales price for the distribution sites was $3.5 million. We recognized a gain on the sale of these assets of approximately $2.7 million.

On October 31, 2000 one of our subsidiaries, which is not a subsidiary of ClimaChem, acquired a chemical plant for the purpose of indirectly expanding our geographical marketing area. This plant, located at Crystal City, Missouri ("Crystal City Plant"), was shut down concurrent with the purchase thereof. In July 2001, the Crystal City Plant was dismantled for parts and the land was sold to a third party for approximately $4 million. We recognized a gain on the sale of the Crystal City Plant of approximately $3.3 million.

16. Inventory Write-Down and Benefit From Termination of (Provision for Loss on) Firm Sales and Purchase
    Commitments

In 2002 and 2000, our Chemical Business entered into forward sales commitments with customers for deliveries in 2003 and 2001, respectively, which ultimately were at prices below its costs as of December 31, 2002 and 2000, respectively. In connection therewith, we recognized a loss on these sales commitments in 2002 and 2000 of $.7 million and $.9 million, respectively.

Also in June 2001, we reached an agreement with our supplier of anhydrous ammonia whereby the former long-term purchase commitment was terminated effective June 30, 2001. As consideration to terminate the above-market priced take-or-pay purchase commitment which provided, among other things, for a market price based on natural gas and required minimum monthly purchase volumes, EDC agreed to pay the supplier a one-time settlement fee. The remaining accrued liability as of June 30, 2001, associated with the above-market purchase commitment, net of the one-time settlement fee, was recognized as a gain on termination of the purchase commitment of $2.3 million in 2001. The supplier also agreed to refund EDC up to $.7 million contingent on minimum monthly purchase volumes for which EDC recognized an

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

16. Inventory Write-Down and Benefit From Termination of (Provision for Loss on) Firm Sales and Purchase
    Commitments (continued)

additional gain on termination of the purchase commitment of $.3 million and $.4 million in 2002 and 2001, respectively. In 2001, EDC realized, through cost of goods sold, approximately $2.1 million of the accrued liability previously established for loss on the former firm purchase commitment.

Prior to the termination discussed above, EDC had a firm commitment to purchase anhydrous ammonia pursuant to the terms of a supply contract that were higher than the then current market spot price. As a result, EDC recorded loss provisions for anhydrous ammonia required to be purchased during the remainder of the contract aggregating approximately $2.5 million in 2000. During 2002 and 2001, our Chemical Business also wrote down the carrying value of certain nitrate-based inventories by approximately $.9 million and $.3 million, respectively which is included in cost of sales in the accompanying consolidated statement of income.

17. Property and Business Interruption Insurance Recovery

In 2002, a portion of our subsidiary's chemical plant complex in El Dorado, Arkansas experienced damage from high winds and a likely tornado. Plant management and engineers surveyed the damage which affected the production facilities for ammonium nitrate, certain acid plants, a large cooling tower, and other equipment. The repairs were completed in 2002.

During the repair time, we were not able to produce industrial grade ammonium nitrate until the middle of May 2002. Production of our other products, agricultural grade ammonium nitrate and industrial acids, continued without material interruption. Our property insurance covering the chemical plant entitled us to receive approximate replacement value for the damaged property less as aggregate $1 million deductible. We also had a thirty-day waiting period before our business interruption insurance coverage became effective.  During the fourth quarter of 2002, a final settlement of $2.5 million, net of the $1 million deductible, was reached for the property and business interruption insurance claims.  The net proceeds relating to our property insurance claim exceeded the cash expenditures for repairs and the depreciated value of the damaged assets.  As a result, a net gain relating to property damage of approximately $1.4 million is classified as other income and a business interruption insurance recovery of approximately $.3 million is classified as a reduction of cost of sales in the accompanying consolidated statement of income for 2002.

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

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

17. Property and Business Interruption Insurance Recovery (continued)

Because EDC increased its production of nitric acid to supply EDNC during the interruption, this increase negatively impacted its capability to produce agricultural products to be sold during 2001 spring season. Therefore we received and recognized a business interruption insurance recovery of approximately $1.6 million during 2001 which is classified as a reduction of cost of sales in the accompanying consolidated statement of income for 2001.

18. Business Combination

On October 31, 2000, we acquired two plants previously owned and operated by LaRoche Industries, Inc. ("LaRoche") for approximately $3 million through an asset purchase agreement involving Orica, USA, who acquired other operating assets of LaRoche. The acquisition by our subsidiaries, which are not subsidiaries of ClimaChem, included inventory, spare parts, precious metals and an operating nitrogen-based products plant in Cherokee, Alabama (the "Cherokee Plant") and the Crystal City Plant which was sold in July 2001. (See Note 15-Gains on Sales of Property and Equipment). The Cherokee Plant, which produces solid and liquid fertilizer products and anhydrous ammonia, had unaudited sales for the nine months ended September 30, 2000 of $30 million. The Cherokee Plant also had an unaudited operating loss before selling, general and administrative expense for the nine months ended September 30, 2000 of $.1 million. On a proforma basis, giving effect to this acquisition as if it occurred on January 1, 2000, we would have reported the following operating results for the year ended December 31, 2000.

18. Business Combination (continued)

2000
(unaudited) (in millions, except per share amounts)
Net sales		$311.9
Income from continuing operations		$7.9
Basic:
Income per share from continuing operations applicable to common stock	$	..44
Diluted:
Income per share from continuing operations applicable to common stock	$	..43

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

19. Segment Information

Factors used by Management to Identify the Enterprise's Reportable Segments and Measurement of Segment Profit or Loss and Segment Assets

We have two continuing reportable segments: the Chemical Business and Climate Control Business. Our reportable segments are based on business units that offer similar products and services. The reportable segments are each managed separately because they manufacture and distribute distinct products with different production processes.

We evaluate performance and allocate resources based on operating profit or loss. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Description of each Reportable Segment

Chemical

This segment manufactures and sells fertilizer grade ammonium nitrate, urea ammonium nitrate and anhydrous ammonia for agricultural applications, industrial grade ammonium nitrate and solutions for the mining industry and concentrated, blended and regular nitric acid, metallurgical grade ammonia, anhydrous ammonia and sulfuric acid for commercial and industrial applications. Our primary manufacturing facilities are located in El Dorado, Arkansas, Baytown, Texas and Cherokee, Alabama. Sales to customers of this segment primarily include farmers, ranchers and dealers in the Central, South Central and Southeast regions of the United States, explosive manufacturers in the United States and commercial and industrial users of acids in the Southern and Eastern regions of the United States. In addition to the industrial grade ammonium nitrate products, EDC's Arkansas plant has manufacturing capacity for approximately 250,000 tons per year of agricultural grade ammonium nitrate products, 90,000 tons per year of concentrated nitric acid, and 100,000 tons per year of sulfuric acid.

The Chemical Business is subject to various federal, state and local environmental regulations. Although we have designed policies and procedures to help reduce or minimize the likelihood of significant chemical accidents and/or environmental contamination, there can be no assurances that we will not sustain a significant future operating loss related thereto.

Climate Control

This business segment manufactures and sells, primarily from its various facilities in Oklahoma City, a variety of hydronic fan coil, water source heat pump products and other HVAC products for use in commercial and residential air conditioning and heating systems. Our various facilities in Oklahoma City comprise substantially all of the Climate Control segment's operations. Sales to customers of this segment primarily include original equipment manufacturers, contractors and independent sales representatives located throughout the world.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

19. Segment Information (continued)

Information about our continuing operations in different industry segments for each of the three years in the period ended December 31, 2002 is detailed below.

2002	2001	2000
(In Thousands)
Net sales:
Chemical:
Agricultural Products	$58,397	$60,742	$40,671
Mining Products	37,290	54,944	33,727
Industrial Acids	55,671	54,406	57,289
Total Chemical	151,358	170,092	131,687
Climate Control:
Water source heat pumps	57,663	61,134	54,242
Hydronic fan coils	56,020	61,397	61,111
Other HVAC products	14,445	15,904	15,221
Total Climate Control	128,128	138,435	130,574
Other	4,325	6,415	10,407
	$283,811	$314,942	$272,668
Gross profit:
Chemical	$6,911	$11,007	$9,287
Climate Control	37,454	37,890	34,475
Other	1,332	1,877	2,839
	$45,697	$50,774	$46,601
Operating profit (loss):
Chemical	$500	$3,702	$(367)
Climate Control	14,705	12,500	10,961
	15,205	16,202	10,594
General corporate expenses and other business operations, net	(5,950)	(7,358)	(4,524)
Interest expense	(7,590)	(13,338)	(14,707)
Gains on sales of property and equipment	47	6,615	-
Gains on extinguishment of debt	1,458	2,631	20,086
Benefit from termination of (provision for loss on) firm sales and purchase commitments - Chemical	(414)	2,688	(3,395)
Income from continuing operations before provision for income taxes and cumulative effect of accounting change	$2,756	$7,440	$8,054

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

19. Segment Information (continued)
2002	2001	2000
(In Thousands)
Depreciation of property, plant and equipment:
Chemical	$6,966	$6,601	$6,172
Climate Control	2,317	2,421	2,174
Corporate assets and other	214	671	463
Total depreciation of property, plant and equipment	$9,497	$9,693	$8,809
Additions to property, plant and equipment:
Chemical	$9,315	$4,639	$3,807
Climate Control	652	1,144	3,180
Corporate assets and other	62	57	365
Total additions to property, plant and equipment	$10,029	$5,840	$7,352
Total assets:
Chemical	$93,017	$94,764	$102,741
Climate Control	52,438	61,682	66,101
Corporate assets and other	16,808	14,068	17,707
Discontinued operations	-	9,010	6,931
Total assets	$162,263	$179,524	$193,480

Net sales by industry segment include net sales to unaffiliated customers as reported in the consolidated financial statements. Intersegment net sales, which are accounted for at transfer prices ranging from the cost of producing or acquiring the product or service to normal prices to unaffiliated customers, are not significant.

Gross profit by industry segment represents net sales less cost of sales. Operating profit (loss) by industry segment represents operating income plus other income and other expense (all as reported in the consolidated financial statements) plus general corporate expenses and other business operations, net. In computing operating profit (loss) from continuing operations, none of the following items have been added or deducted: general corporate expenses and other business operations, interest expense, gains on sales of property and equipment, gains on extinguishment of debt, benefit from termination of (provision for loss on) firm sales and purchase commitments, income taxes, results from discontinued operations or cumulative effect of accounting change.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

19. Segment Information (continued)

Identifiable assets by industry segment are those assets used in the operations of each industry. Corporate assets are those principally owned by the parent company or by subsidiaries not involved in the three identified industries.

Information about our domestic and foreign operations from continuing operations for each of the three years in the period ended December 31, 2002 is detailed below:

Geographic Region	2002	2001	2000
(In Thousands)
Net sales:
Domestic	$282,550	$311,881	$265,964
Foreign	1,261	3,061	6,704
	$283,811	$314,942	$272,668
Income (loss) from continuing operations before provision for income taxes and cumulative effect of accounting change:
Domestic	$2,742	$7,511	$8,386
Foreign	14	(71)	(332)
	$2,756	$7,440	$8,054
Long-lived assets:
Domestic	$73,585	$73,280	$78,811
Foreign	3	2	2
	$73,588	$73,282	$78,813

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

19. Segment Information (continued)

 Net sales by geographic region include net sales to unaffiliated customers, as reported in the consolidated financial statements. Net sales earned from sales or transfers between affiliates in different geographic regions are shown as net sales of the transferring region and are eliminated in consolidation.

Net sales to unaffiliated customers include foreign export sales as follows:

Geographic Area	2002	2001	2000
(In Thousands)
Canada	$5,910	$6,479	$5,083
Middle East	1,921	1,609	3,697
Mexico, Central and South America	1,280	449	493
Other	2,237	3,804	3,503
	$11,348	$12,341	$12,776

Major Customer

Net sales to one customer, Bayer Corporation ("Bayer") of our Chemical Business segment represented approximately 10%, 10% and 14% of our total net sales for 2002, 2001 and 2000, respectively. As discussed in Note 12 - Commitments and Contingencies, under the terms of the Bayer Agreement, Bayer will purchase, from one of our subsidiaries, all of its requirements for nitric acid to be used at the Baytown, Texas facility for an initial ten-year term ending May 2009.

LSB Industries, Inc.

Supplementary Financial Data

Quarterly Financial Data (Unaudited)

(In Thousands, Except Per Share Amounts)

Three months ended
March 31	June 30	September 30	December 31
2002
Net sales	$67,920		$80,873	$69,443		$65,575
Gross profit	$12,015		$13,412	$10,714		$9,556
Income (loss) from continuing operations before cumulative effect of accounting change	$(25)		$751	$(683)		$2,657
Income (loss) from discontinued operations, net	(1,059)		(1,424)	(2,027)		1,049
Cumulative effect of accounting change	860		-	-		-
Net income (loss)	$(224)		$(673)	$(2,710)		$3,706
Net income (loss) applicable to common stock	$(791)		$(1,240)	$(3,277)		$3,080
Income (loss) per common share:
Basic:
Income (loss) from continuing operations before cumulative effect of accounting change	$(.05)	$	..02	$(.10)	$	..16
Income (loss) from discontinued operations, net	(.09)		(.12)	(.17)		.09
Cumulative effect of accounting change	.07		-	-		-
Net income (loss) applicable to common stock	$(.07)		$(.10)	$(.27)		$.25
Diluted:
Income (loss) from continuing operations before cumulative effect of accounting change	$(.05)	$	..02	$(.10)	$	..16
Income (loss) from discontinued operation, net	(.09)		(.12)	(.17)		.06
Cumulative effect of accounting change	.07		-	-		-
Net income (loss) applicable to common stock	$(.07)		$(.10)	$(.27)		$.22
2001
Net sales	$81,432		$92,253	$71,348		$69,909
Gross profit	$13,061		$17,327	$8,861		$11,525
Income (loss) from continuing operations	$(1,265)		$4,675	$409		$3,511
Income from discontinued operations, net	172		558	324		173
Net income (loss)	$(1,093)		$5,233	$733		$3,684
Net income (loss) applicable to common stock	$(1,660)		$4,666	$166		$3,118
Income (loss) per common share:
Basic:
Income (loss) from continuing operations	$(.15)		$.34	$(.02)		$.25
Income from discontinued operations, net	.01		.05	.03		.01
Net income (loss) applicable to common stock	$(.14)		$.39	$.01		$.26
Diluted:
Income (loss) from continuing operations	$(.15)		$.29	$(.02)		$.22
Income from discontinued operations, net	.01		.04	.03		.01
Net income (loss) applicable to common stock	$(.14)		$.33	$.01		$.23

LSB Industries, Inc.

Supplementary Financial Data

Quarterly Financial Data (Unaudited) (continued)

In the first quarter of 2002, we adopted SFAS 142 and recognized $.9 million of negative goodwill as a cumulative effect of accounting change.

We recorded a benefit from termination of firm purchase commitments of $.2 million and $.1 million in the first and second quarters of 2002, respectively, compared to $2.3 million and $.4 million in the second and fourth quarters of 2001, respectively. We also recorded a provision for loss on firm sales commitments of $.7 million in the fourth quarter of 2002.

During the second quarter of 2002, we received approximately $.5 million from a supplier of anhydrous ammonia relating to excess pipeline charges previously billed to us compared to $1.2 million from another supplier during the fourth quarter of 2001. These amounts are classified as reductions of cost of sales.

During the third quarter of 2002, we wrote down the carrying value of certain nitrate-based inventories by approximately $.9 million compared to $.7 million during the third quarter of 2001.

During the second quarter of 2002, we repurchased certain Senior Unsecured Notes using the proceeds from a Financing Agreement which was accounted for as a voluntary debt restructuring. As a result, all future interest expense associated with the Financing Agreement indebtedness was recognized against the implied gain on the transaction.

During the second quarter of 2002, due to certain alleged violations of explosives storage and related regulations, the government regulator, the Bureau of Alcohol, Tabacco and Firearms ("BATF"), issued an order revoking the manufacturing license of one of our subsidiaries Slurry Explosive Corporation ("SEC") for its Hallowell, Kansas Facility to produce certain mining products and confiscated certain high explosives inventory. SEC continued to manufacture certain non-explosive products. At the end of the third quarter of 2002, another subsidiary of the ours ("UTeC") obtained a manufacturing license from the BATF for the Hallowell, Kansas Facility. The manufacturing of certain mining products resumed in the fourth quarter of 2002 until the sale of all of the operating assets of SEC and UTeC in December 2002 by which we recognized a gain on disposal of $1.6 million. The operations of SEC and UTeC are reflected as discontinued operations for all periods presented.

On April 8, 2002, a portion of our subsidiary's chemical plant complex in El Dorado, Arkansas experienced damage from high winds and a likely tornado. Plant management and engineers surveyed the damage which affected the production facilities for ammonium nitrate, certain acid plants, a large cooling tower, and other equipment. During the repair time, we were not able to produce industrial grade ammonium nitrate until the middle of May 2002. Production of our other products, agricultural grade ammonium nitrate and industrial acids, continued without material interruption. Our property insurance covering the chemical plant entitles us to receive approximate replacement value for the damaged property less an aggregate $1 million deductible. We also had a thirty-day waiting period before our business interruption insurance coverage became effective. During the fourth quarter of 2002, a final settlement of $2.5 million, net of the $1 million deductible, was reached for the property and business interruption insurance claims. The net proceeds relating to our property insurance claim exceeded the cash expenditures for repairs and the depreciated value of the damaged assets. As a result, a net gain relating to property damage of approximately $1.4 million is classified as other income and a business interruption insurance recovery of approximately $.3 million is classified as a reduction of cost of sales.

During the fourth quarter of 2002, approximately $3.5 million of the sales proceeds of SEC and UTeC's assets as discussed above were used as a prepayment on borrowings under a Financing Agreement discussed above. Due to this prepayment, we recognized a gain on extinguishment of debt of $1.5 million. During the third quarter of 2001, we repurchased $4.5 million of Senior Unsecured Notes and recognized a gain of $2.6 million.

In the third quarter of 2001, we sold certain property and equipment including a chemical plant site located at Crystal City, Missouri and recognized a gain of approximately $3.3 million. In the fourth quarter of 2001, we also sold certain property and equipment including a significant portion of our distribution business of mining products and recognized a gain of approximately $2.7 million.

LSB Industries, Inc.

Schedule II - Valuation and Qualifying Accounts

Years ended December 31, 2002, 2001 and 2000

(Dollars in Thousands)

Description	Balance at Beginning of Year	Additions Charges (Recoveries) to Costs and Expenses	Deductions Write-offs/ Costs Incurred	Balance at End of Year
Accounts receivable - allowance for doubtful accounts (1):
2002	$1,980	$618	$193	$2,405
2001	$2,469	$128	$617	$1,980
2000	$1,132	$1,947	$610	$2,469
Inventory-reserve for slow-moving items (1):
2002	$1,232	$350	$321	$1,261
2001	$1,291	$60	$119	$1,232
2000	$1,450	$-	$159	$1,291
Notes receivable-allowance for doubtful accounts (1):
2002	$13,655	$-		$-	$13,655
2001	$13,787	$-		$132	$13,655
2000	$15,414	$1,001	(2)	$2,628	$13,787

LSB Industries, Inc.

Schedule II - Valuation and Qualifying Accounts (continued)

Years ended December 31, 2002, 2001 and 2000

(Dollars in Thousands)

Description	Balance at Beginning of Year	Additions Charges (Recoveries) to Costs and Expenses	Deductions Write-offs/ Costs Incurred	Balance at End of Year
Accrual for plant turnaround:
2002	$1,742	$2,861	$2,717	$1,886
2001	$1,848	$2,946	$3,052	$1,742
2000	$1,299	$1,922	$1,373	$1,848

(1)  Deducted in the balance sheet from the related assets to which the reserve applies.

(2)  Amount includes $2.6 million in allowance for the notes received from DLT related to the debt guarantees that we were required to fund and is included in loss on discontinued operations.

Other valuation and qualifying accounts are detailed in our notes to consolidated Financial statements.

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

4.7. Form of 10 3/4% Series B Senior Notes due 2007 which the Company hereby incorporates by reference from Exhibit 4.3 to the ClimaChem Registration Statement, No. 333-44905.

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

4.11. Second Amendment to Loan and Security Agreement, dated May 24, 2002, by and among the Company, LSB, certain subsidiaries of the Company, Foothill Capital Corporation ("Foothill") and Congress Financial Corporation (Southwest), which the Company hereby incorporates by reference from Exhibit 4.1 to the Company's Form 8-K, dated May 24, 2002. Omitted are exhibits and schedules attached thereto. The Agreement contains a list of such exhibits and schedules, which the Company agrees to file with the Commission supplementally upon the Commission's request.

4.12. Securities Purchase Agreement, dated May 24, 2002 ("Agreement"), which the Company hereby incorporates by reference from Exhibit 4.2 to the Company's Form 8-K, dated May 24, 2002. Omitted are exhibits and schedules attached thereto. The Agreement contains a list of such exhibits and schedules, which the Company agrees to file with the Commission supplementally upon the Commission's request.

4.13. Fifth Supplemental Indenture, dated May 24, 2002, among the Company, the Guarantors, and Bank One, N.A, which the Company hereby incorporates by reference from Exhibit 4.3 to the Company's Form 8-K, dated May 24, 2002.

4.14. Promissory Note, dated May 24, 2002, granted by the Company in favor of one of the Lenders in the original principal amount of $7,786,927, which the Company hereby incorporates by reference from Exhibit 4.4 to the Company's Form 8-K, dated May 24, 2002. Substantially similar Promissory Notes, dated May 24, 2002, were granted by the Company to each of the other Lenders in the original principal amount indicated: (a) a Promissory Note granted in favor of one Lender in the original principal amount of $3,478,410, (b) two Promissory Notes granted in favor of a Lender in the original aggregate principal amount of $20,000,000, (c) a Promissory Note granted in favor of a Lender in the original principal amount of $3,734,663. Copies of these Promissory Notes will be provided to the Commission upon request.

4.15. Letter, dated July 10, 2002, to document certain items not reflected in the Securities Purchase Agreement which the Company hereby incorporates by reference from Exhibit 4.5 to the Company's Form 10-Q for the fiscal quarter ended June 30, 2002.

4.16. Third Amendment, dated as of November 18, 2002, to the Loan and Security Agreement dated as of April 13, 2001, as amended by the First Amendment dated as of August 3, 2001 and the second Amendment dated as of May 24, 2002, by and among LSB Industries, Inc., ClimaChem, Inc., and certain subsidiaries of ClimaChem, Congress Financial Corporation

(Southwest) and Foothill Capital Corporation which the Company hereby incorporates by reference from Exhibit 4.1 to the Company's Form 10-Q for the fiscal quarter ended September 30, 2002.

4.17. Second Amendment to Securities Purchase Agreement, dated February 28, 2003 by and among ClimaChem, Inc. and certain of its subsidiaries, the Purchasers and Guggenheim Investment Management, LLC.

4.18. Fourth Amendment, dated as of March 3, 2003, to the Loan and Security Agreement dated as of April 13, 2001, as amended by the First, Second, and Third Amendments, by and among LSB Industries, Inc., ClimaChem, Inc., and certain subsidiaries of ClimaChem, Inc., Congress Financial Corporation (Southwest) and Foothill Capital Corporation.

4.19 Letter, dated March 3, 2003, to document the consent to increase capital expenditures, as defined in the Securities Purchase Agreement.

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

10.3. The Company's 1993 Non-employee Director Stock Option Plan which the Company hereby incorporates by reference from Exhibit 10.7 to the Company's Form 10-K for the fiscal year ended December 31, 1993.

10.4. Limited Partnership Agreement dated as of May 4, 1995, between the general partner, and LSB Holdings, Inc., an Oklahoma Corporation, as limited partner which the Company hereby incorporates by reference from Exhibit 10.11 to the Company's Form 10-K for the fiscal year ended December 31, 1995.

10.5. Severance Agreement, dated January 17, 1989, between the Company and Jack E. Golsen, which the Company hereby incorporates by reference from Exhibit 10.48 to the Company's Form 10-K for fiscal year ended December 31, 1988. The Company also entered into identical agreements with Tony M. Shelby, David R. Goss, Barry H. Golsen, David M. Shear, and Jim D. Jones and the Company will provide copies thereof to the Commission upon request.

10.6. Employment Agreement and Amendment to Severance Agreement dated January 12, 1989 between the Company and Jack E. Golsen, dated March 21, 1996 which the Company hereby incorporates by reference from Exhibit 10.15 to the Company's Form 10-K for fiscal year ended December 31, 1995.

10.7. First Amendment to Non-Qualified Stock Option Agreement, dated March 2, 1994, and Second Amendment to Stock Option Agreement, dated April 3, 1995, each between the

Company and Jack E. Golsen, which the Company hereby incorporates by reference from Exhibit 10.1 to the Company's Form 10-Q for the fiscal quarter ended March 31, 1995.

10.8. Baytown Nitric Acid Project and Supply Agreement dated June 27, 1997, by and among El Dorado Nitrogen Company, El Dorado Chemical Company and Bayer Corporation which the Company hereby incorporates by reference from Exhibit 10.2 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1997. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF COMMISSION ORDER CF #5551, DATED SEPTEMBER 25, 1997, GRANTING A REQUEST FOR CONFIDENTIAL TREATMENT UNDER THE FREEDOM OF INFORMATION ACT AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.

10.9. First Amendment to Baytown Nitric Acid Project and Supply Agreement, dated February 1, 1999, between El Dorado Nitrogen Company and Bayer Corporation, which the Company hereby incorporates by reference from Exhibit 10.30 to the Company's Form 10-K for the year ended December 31, 1998. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF COMMISSION ORDER CF #7927, DATED JUNE 9, 1999, GRANTING A REQUEST FOR CONFIDENTIAL TREATMENT UNDER THE FREEDOM OF INFORMATION ACT AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.

10.10. Service Agreement, dated June 27, 1997, between Bayer Corporation and El Dorado Nitrogen Company which the0 Company hereby incorporates by reference from Exhibit 10.3 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1997. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF COMMISSION ORDER CF #5551, DATED SEPTEMBER 25, 1997, GRANTING A REQUEST FOR CONFIDENTIAL TREATMENT UNDER THE FREEDOM OF INFORMATION ACT AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.

10.11. Ground Lease dated June 27, 1997, between Bayer Corporation and El Dorado Nitrogen Company which the Companyhereby incorporates by reference from Exhibit 10.4 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1997. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF COMMISSION ORDER CF #5551, DATED SEPTEMBER 25, 1997, GRANTING A REQUEST FOR CONFIDENTIAL TREATMENT UNDER THE FREEDOM OF INFORMATION ACT AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.

10.12. Participation Agreement, dated as of June 27, 1997, among El Dorado Nitrogen Company, Boatmen's Trust Company of Texas as Owner Trustee, Security Pacific Leasing Corporation, as Owner Participant and a Construction Lender, Wilmington Trust Company, Bayerische Landes Bank, New York Branch, as a Construction Lender and the Note Purchaser, and Bank of America National Trust and Savings Association, as Construction Loan Agent which the Company hereby incorporates by reference from Exhibit 10.5 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1997. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF COMMISSION ORDER CF #5551, DATED SEPTEMBER 25, 1997, GRANTING A REQUEST FOR CONFIDENTIAL

TREATMENT UNDER THE FREEDOM OF INFORMATION ACT AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.

10.13. Lease Agreement, dated as of June 27, 1997, between Boatmen's Trust Company of Texas as Owner Trustee and El Dorado Nitrogen Company which the Company hereby incorporates by reference from Exhibit 10.6 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1997.

10.14. Security Agreement and Collateral Assignment of Construction Documents, dated as of June 27, 1997, made by El Dorado Nitrogen Company which the Company hereby incorporates by reference from Exhibit 10.7 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1997.

10.15. Security Agreement and Collateral Assignment of Facility Documents, dated as of June 27, 1997, made by El Dorado Nitrogen Company and consented to by Bayer Corporation which the Company hereby incorporates by reference from Exhibit 10.8 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1997.

10.16. Non-Qualified Stock Option Agreement, dated April 22, 1998, between the Company and Robert C. Brown, M.D. The Company entered into substantially identical agreements with Bernard G. Ille, Raymond B. Ackerman, Horace G. Rhodes, and Donald W. Munson. The Company will provide copies of these agreements to the Commission upon request.

10.17. The Company's 1998 Stock Option and Incentive Plan, which the Company hereby incorporates by reference from Exhibit 10.44 to the Company's Form 10-K for the year ended December 31, 1998.

10.18. Letter Agreement, dated March 12, 1999, between Kestrel Aircraft Company and LSB Industries, Inc., Prime Financial Corporation, Herman Meinders, Carlan K. Yates, Larry H. Lemon, Co-Trustee Larry H. Lemon Living Trust, which the Company hereby incorporates by reference from Exhibit 10.45 to the Company's Form 10-K for the year ended December 31, 1998.

10.19. LSB Industries, Inc. 1998 Stock Option and Incentive Plan which the Company hereby incorporates by reference from Exhibit "B" to the LSB Proxy Statement, dated May 24, 1999, for Annual Meeting of Stockholders.

10.20. LSB Industries, Inc. Outside Directors Stock Option Plan which the Company hereby incorporates by reference from Exhibit "C" to the LSB Proxy Statement, dated May 24, 1999, for Annual Meeting of Stockholders.

10.21. First Amendment to Second Amended and Restated Loan and Security Agreement, dated January 1, 2000, by and between Bank of America, N.A. and LSB Industries, Inc., Summit Machine Tool Manufacturing Corp., and Morey Machinery Manufacturing Corporation, which the Company hereby incorporates by reference from Exhibit 10.3 to the Company's Form 8-K dated December 30, 1999.

10.22. Second Amendment to Second Amended and Restated Loan and Security Agreement, dated March 1, 2000 by and between Bank of America, N.A. and LSB Industries Inc., Summit Machine Tool Manufacturing Corp., and Morey Machinery Manufacturing Corporation, which the Company hereby incorporates by reference from Exhibit 10.3 to the Company's Form 8-K dated March 1, 2000.

10.23. Third Amendment to Second Amended and Restated Loan and Security Agreement, dated March 31, 2000 by and between Bank of America, N.A. and LSB Industries Inc., Summit Machine Tool Manufacturing Corp., and Morey Machinery Manufacturing Corporation, which the Company hereby incorporates by reference from Exhibit 10.14 to the Company's Form 10-Q for the fiscal quarter ended March 31, 2000.

10.24. Loan Agreement dated December 23, 1999 between Climate Craft, Inc. and the City of Oklahoma City, which the Company hereby incorporates by reference from Exhibit 10.49 to the Company's Amendment No. 2 to its 1999 Form 10-K.

10.25. Letter, dated April 1, 2000, executed by SBL to Prime amending the Promissory Note, which the Company incorporates by reference from Exhibit 10.52 to the Company's Amendment No. 2 to its 1999 Form 10-K.

10.26. Fourth Amendment to Second Amended and Restated Loan and Security Agreement dated October 10, 2000 by and between Bank of America, N.A. and LSB Industries, Inc., Summit Machine Tool Manufacturing Corp., and Morey Machinery Manufacturing Corporation, which the Company hereby incorporates by reference from Exhibit 10.2 to the Company's Form 10-Q for the fiscal quarter ended September 30, 2000.

10.27. Letter Agreement, dated August 23, 2000, between LSB Chemical Corp. and Orica USA, Inc., which the Company hereby incorporates by reference from Exhibit 10.4 to the Company's Form 10-Q for the fiscal quarter ended September 30, 2000. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF COMMISSION ORDER CF #10714, DATED FEBRUARY 21, 2001 GRANTING A REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT UNDER THE FREEDOM OF INFORMATION ACT AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.

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

10.30. Agreement, dated April 2, 2001, between Crystal City Nitrogen Company and River Cement Company, which the Company hereby incorporates by reference from Exhibit 10.57 to the Company's Form 10-K for the fiscal year ended December 31, 2000.

10.31. Assignment, dated May 8, 2001, between Climate Master, Inc. and Prime Financial Corporation, which the Company hereby incorporates by reference from Exhibit 10.2 to the Company's Form 10-Q for the fiscal quarter ended March 31, 2001.

10.32. Agreement for Purchase and Sale, dated April 10, 2001, by and between Prime Financial Corporation and Raptor Master, L.L.C. which the Company hereby incorporates by reference from Exhibit 10.3 to the Company's Form 10-Q for the fiscal quarter ended March 31, 2001.

10.33. Amended and Restated Lease Agreement, dated May 8, 2001, between Raptor Master, L.L.C. and Climate Master, Inc. which the Company hereby incorporates by reference from Exhibit 10.4 to the Company's Form 10-Q for the fiscal quarter ended March 31, 2001.

10.34. Option Agreement, dated May 8, 2001, between Raptor Master, L.L.C.and Climate Master, Inc., which the Company hereby incorporates by reference from Exhibit 10.5 to the Company's Form 10-Q for the fiscal quarter ended March 31, 2001.

10.35. Stock Purchase Agreement, dated September 30, 2001, by and between Summit Machinery Company and SBL Corporation, which the Company hereby incorporates by reference from Exhibit 10.1 to the Company' Form 10-Q for the fiscal quarter ended September 30, 2001.

10.36. Agreement, dated October 18, 2001, by and between LSB Industries, Inc., Prime Financial Corporation, and SBL Corporation, which the Company hereby incorporates by reference from Exhibit 10.2 to the Company's Form 10-Q for the fiscal quarter ended September 30, 2001.

10.37. Certificate of Designations of LSB Industries, Inc., relating to the issuance of a new series of Class C Preferred Stock, which the Company hereby incorporates by reference form Exhibit 10.3 to the Company's Form 10-Q for the fiscal quarter ended September 30, 2001.

10.38. Asset Purchase Agreement, dated October 22, 2001, between Orica USA, Inc. and El Dorado Chemical Company and Northwest Financial Corporation, which the Company hereby incorporates by reference from Exhibit 99.1 to the Company's Form 8-K dated December 28, 2001. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT. THE OMITTED INFORMATION HAS BEEN FILED SEPARATELY WITH THE SECRETARY OF THE SECURITIES AND EXCHANGE COMMISSION FOR PURPOSES OF SUCH REQUEST.

10.39. AN Supply Agreement, dated November 1, 2001, between Orica USA, Inc. and El Dorado Company, which the Company hereby incorporates by reference from Exhibit 99.2 to the

Company's Form 8-K dated December 28, 2001. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT. THE OMITTED INFORMATION HAS BEEN FILED SEPARATELY WITH THE SECRETARY OF THE SECURITIES AND EXCHANGE COMMISSION FOR PURPOSES OF SUCH REQUEST.

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

10.41 Loan and Security Agreement, dated April 13, 2001 by and among LSB Industries, Inc., ClimaChem and each of its Subsidiaries that are Signatories, the Lenders that are Signatories and Foothill Capital Corporation, which the Company hereby incorporates by reference from Exhibit 10.51 to ClimaChem, Inc.'s amendment No. 1 to Form 10-K for the year ended December 31, 2000.

10.42. Agreement, dated August 4, 2001, between El Dorado Chemical Company and Paper, Allied-Industrial, Chemical and Energy Workers International Union AFL-C10 and its Local 5-434, which the Company hereby incorporates by reference from Exhibit 10.65 to the Company's Form 10-K for the year ended December 31, 2001.

10.43. Agreement, dated October 16, 2001, between El Dorado Chemical Company and International Association of Machinists and Aerospace Workers, AFL-C10 Local No. 224, which the Company hereby incorporates by reference from Exhibit 10.66 to the Company's Form 10-K for the year ended December 31, 2001.

10.44. First Amendment to Third Amended and Restated Loan and Security Agreement, dated March 29, 2002, entered into by and between Bank of America, N.A. and Summit Machine Tool Manufacturing Corp, which the Company hereby incorporates by reference from Exhibit 10.67 to the Company's Form 10-K for the year ended December 31, 2001.

10.45. Warrant, dated May 24, 2002, granted by the Company to a Lender for the right to purchase up to 132,508 shares of the Company's common stock at an exercise price of $0.10 per share, which the Company hereby incorporates by reference from Exhibit 99.1 to the Company's Form 8-K, dated May 24, 2002. Four substantially similar Warrants, dated May 24, 2002, for the purchase of an aggregate additional 463,077 shares at an exercise price of $0.10 were issued. Copies of these Warrants will be provided to the Commission upon request.

10.46. Intercreditor Agreement, which the Company hereby incorporates by reference from Exhibit 99.2 to the Company's Form 8-K, dated May 24, 2002.

10.47. Asset Purchase Agreement, dated as of December 6, 2002, by and among Energetic Systems Inc. LLC, UTeC Corporation, LLC, SEC Investment Corp. LLC, DetaCorp Inc. LLC, Energetic Properties, LLC, Slurry Explosive Corporation, Universal Tech Corporation, El Dorado Chemical Company, LSB Chemical Corp., LSB Industries, Inc. and Slurry Explosive Manufacturing Corporation, LLC, which the Company hereby incorporates by reference from Exhibit 2.1 to the Company's Form 8-K, dated December 12, 2002. The asset purchase agreement contains a brief list identifying all schedules and exhibits to the asset purchase agreement. Such schedules and exhibits are not filed herewith, and the Registrant agrees to furnish supplementally a copy of the omitted schedules and exhibits to the commission upon request.

10.48.  Anhydrous Ammonia Sales Agreement, dated December 9, 2002, between Koch Nitrogen Company and El Dorado Chemical Company.  CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT. THE OMITTED INFORMATION HAS BEEN FILED SEPARATELY WITH THE SECRETARY OF THE SECURITIES AND EXCHANGE COMMISSION FOR PURPOSES OF SUCH REQUEST.

10.49.  Registration Rights Agreement, dated March 25, 2003, among LSB Industries, Inc., Kent C. McCarthy, Jayhawk Capital management, L.L.C., Jayhawk Investments, L.P. and Jayhawk Institutioal Partners, L.P.

10.50.  Subscription Agreement, dated March 25, 2003, by and between LSB Industries, Inc. and Jayhawk Institutional Partners, L.P.

10.51.  Warrant Agreement, dated March 25, 2003, between LSB Industries, Inc. and Jayhawk Institutional Partners, L.P.

21.1   Subsidiaries of the Company.

23.1. Consent of Independent Auditors.

99.1 Certification of Jack E. Golsen, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350. A signed original of this written statement required by Section 906 has been provided to LSB Industries, Inc. and will be retained by LSB Industries, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

99.2 Certification of Tony M. Shelby, Chief Financial Officer pursuant to 18 U.S.C. Section 1350. A signed original of this written statement required by Section 906 has been provided to LSB Industries, Inc. and will be retained by LSB Industries, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

(b) REPORTS ON FORM 8-K. The Company filed the following report on Form 8-K during the fourth quarter of 2002.

(i) Form 8-K, dated December 27, 2002. (date of earliest event: December 12, 2002). The item reported was Item 2, "Acquisition or Disposition of Assets", discussing the sale of all of the operating assets of Slurry Explosive Corporation and Universal Tech Corporation to four wholly owned subsidiaries of Energetic Systems Inc., LLC pursuant to the terms of an Asset Purchase Agreement, dated December 6, 2002.