Form 10-K/A
period 2002-12-31
LSB INDUSTRIES INC
filed 2003-04-29
CIK 60714

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

(Facing Sheet Continued)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for the shorter period that the Registrant has had to file the reports), and (2) has been subject to the filing requirements for the past 90 days. YES  X   NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
YES ___ No   X

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

As of March 31, 2003, the Registrant had 12,420,688 shares of common stock outstanding (excluding 3,272,426 shares of common stock held as treasury stock).

Explanatory Note

This Form 10-K/A is being filed as Amendment No. 1 to the Form 10-K of LSB Industries, Inc., filed with the Securities and Exchange Commission on April 2, 2003, for the purpose of providing the information required under Part III, Items 10, 11, 12, and 13, and to correct and update the list of exhibits set forth in Part IV, Item 15. As required by the rules of the Securities and Exchange Commission, this Amendment No. 1 also includes currently dated exhibits 99.1 and 99.2.

PART III

Item 10. Directors and Executive Officers of the Company

Directors The Certificate of Incorporation and By-laws of the Company provide for the division of the Board of Directors into three classes, each class consisting as nearly as possible of one-third of the whole. The term of office of one class of directors expires each year, with each class of directors elected for a term of three years and until the shareholders elect their qualified successors.

The Company's By-laws provide that the Board of Directors, by resolution from time to time, may fix the number of directors that shall constitute the whole Board of Directors. The By-laws presently provide that the number of directors may consist of not less than 3 nor more than 12. As of the date of this report, the Board of Directors currently has set the number of directors at 12.

The By-laws of the Company further provide that only persons nominated by or at the direction of: (a) the Board of Directors of the Company, or (b) any stockholder of the Company entitled to vote for the election of the directors that complies with certain notice procedures, shall be eligible for election as a director of the Company. Any stockholder desiring to nominate any person as a director of the Company must give written notice to the Secretary of the Company at the Company's principal executive office not less than 50 days prior to the date of the meeting of stockholders to elect directors; except, if less than 60 day's notice or prior disclosure of the date of such meeting is given to the stockholders, then written notice by the stockholder must be received by the Secretary of the Company not later than the close of business on the 10th day following the day on which such notice of the date of the meeting was mailed or such public disclosure was made. In addition, if the stockholder proposes to nominate any person, the stockholder's written notice to the Company must provide all information relating to such person that the stockholder desires to nominate that is required to be disclosed in solicitation of proxies pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

The terms of the $3.25 Convertible Exchangeable Class C Preferred Stock, Series 2 ("Series 2 Preferred") provide that whenever dividends on the Series 2 Preferred are in arrears and unpaid in an amount equal to at least six quarterly dividends: (a) the number of members of the Board of Directors of the Company shall be increased by two effective as of the time of election of such directors; (b) the Company shall, upon the written request of the record holder of 10% of the shares of Series 2 Preferred, call a special meeting of the Preferred Stockholders for the purpose of electing such two additional directors; and (c) the Preferred Stockholders have the exclusive right to vote for and elect such two additional directors.

At the request of Jayhawk Capital Management, L.L.C., a special meeting of the holders of the Series 2 Preferred was held on March 11, 2002 for the purpose of electing the two additional directors to the Company's Board of Directors. At this special meeting, the holders of the Company's Series 2 Preferred elected two new members of the Company's Board of Directors, Dr. Allen Ford and Mr. Grant Donovan, as permitted pursuant to the terms of the Series 2 Preferred. The election of Dr. Ford and Mr. Donovan increased the number of directors from 10 to 12.

The following table sets forth the name, principal occupation, age, year in which the individual first became a director, and year in which the director's term will expire.

Name and Principal Occupation	First Became a Director	Annual Meeting at which Term Expires	Age
Barry H. Golsen (1) Vice Chairman of the Board of Directors of the Company and President of the Climate Control Business of the Company	1981	2003	52

David R. Goss (2) Senior Vice President of Operations of the Company	1971	2003	62

Robert C. Brown, M.D. (3) President of Northwest Internal Medicine Associates, Inc.	1969	2004	72

Charles A. Burtch (4) Investments	1999	2004	68

Jack E. Golsen (5) President, Chief Executive Officer and Chairman of the Board of Directors of the Company	1969	2004	74

Horace G. Rhodes (6) President/Managing Partner, Kerr, Irvine, Rhodes and Ables	1996	2004	75

Raymond B. Ackerman (7) Chairman Emeritus of Ackerman McQueen, Inc.	1993	2005	80

Bernard G. Ille (8) Investments	1971	2005	76

Donald W. Munson (9) Consultant	1997	2005	70

Tony M. Shelby (10) Senior Vice President of Finance and Chief Financial Officer of the Company	1971	2005	61

	-3-
Grant J. Donovan (11) President and Founder of Galehead, Inc.	2002	(13)	46

Dr. N. Allen Ford (12) Professor of Accounting at the University of Kansas	2002	(13)	60

(1)

Mr. Golsen, L.L.B., has served as Vice Chairman of the Board of the Company since August 1994, and for more than five (5) years has been the President of the Company's Climate Control Business. Mr. Golsen has both his undergraduate and law degrees from the University of Oklahoma.

(2)

Mr. Goss, a certified public accountant, is Senior Vice President - Operations of the Company and has served in substantially the same capacity for more than five years. Mr. Goss is a graduate of Rutgers University.

(3)

Dr. Brown has practiced medicine for many years and is Vice President and Treasurer of Plaza Medical Group, P.C. Dr. Brown is a graduate of Tufts University and received his medical degree from Tufts University.

(4)

Mr. Burtch was formerly Executive Vice-President and West Division Manager of BankAmerica, where he managed BankAmerica's asset-based lending division for the western third of the United States. Mr. Burtch retired in 1998 and has since been engaged as a private investor. He is a graduate of Arizona State University.

(5)

Mr. Golsen, founder of the Company, is Chairman of the Board and President of the Company and has served in that capacity since the inception of the Company in 1969. During 1996, Mr. Golsen was inducted into the Oklahoma Commerce and Industry Hall of Honor as one of Oklahoma's leading industrialists. Mr. Golsen has a degree from the University of New Mexico in Biochemistry.

(6)

Mr. Rhodes is the Chairman of the law firm of Kerr, Irvine, Rhodes & Ables and has served in such or similar capacity and has practiced law for more than five years. From 1972 until 2001, Mr. Rhodes served as Executive Vice President and General Counsel for the Association of Oklahoma Life Insurance Companies and since 1982 has served as Executive Vice President and General Counsel for the Oklahoma Life and Health Insurance Guaranty Association. Mr. Rhodes received his undergraduate and law degrees from the University of Oklahoma.

(7)

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

-4-
(8)

Mr. Ille served as President and Chief Executive Officer of First Life Assurance Company from May 1988, until it was acquired by another company in March 1994. For more than five years prior to joining First Life, Mr. Ille served as President of United Founders Life Insurance Company. Mr. Ille is a director of Landmark Land Company, Inc., which was parent company of First Life. Mr. Ille is also a director for Quail Creek Bank, N.A. Mr. Ille is currently President of BML Consultants and a private investor. He is a graduate of the University of Oklahoma.

(9)

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

(10)

Mr. Shelby, a certified public accountant, is Senior Vice President and Chief Financial Officer of the Company, a position he has held for more than five years. Prior to becoming Senior Vice President and Chief Financial Officer of the Company, Mr. Shelby served as Chief Financial Officer of a subsidiary of the Company and was with the accounting firm of Arthur Young & Co., a predecessor to Ernst & Young, L.L.P. Mr. Shelby is a graduate of Oklahoma City University.

(11)

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

(12)

Dr. Ford joined the University of Kansas in 1976. He received his Ph.D. in Accounting from the University of Arkansas. Dr. Ford's teaching and research duties focus mainly on taxation. At the University of Kansas, Professor Ford has won several teaching awards and is the Larry D. Horner/KPMG Peat Marwick Distinguished Professor of Accounting. Dr. Ford teaches the following courses in taxation: individual, corporate, partnership, S corporation, gift and estate tax. He is active in professional organizations such as the American Taxation Association and the American Accounting Association.

-5-
(13)

Mr. Donovan's and Dr. Ford's service as directors began March 11, 2002 upon their election by the holders of the Series 2 Preferred. The terms of the Series 2 Preferred provide that (a) the right of the holders of the Series 2 Preferred to vote for such two additional directors shall terminate, subject to re-vesting in the event of a subsequent similar arrearage, when all cumulative and unpaid dividends on the Series 2 Preferred have been declared and set apart for payment; and (b) pursuant to the terms of the Series 2 Preferred, the term of office will terminate immediately upon the termination of the right of the Series 2 Preferred holders to vote for such two additional directors, subject to the requirements of Delaware law. The Series 2 Preferred holders have the right to remove without cause at any time and replace either of the two directors that the Series 2 Preferred holders have elected.

Family Relationships Jack E. Golsen is the father of Barry H. Golsen and the brother-in-law of Robert C. Brown, M.D. Robert C. Brown, M.D. is the uncle of Barry H. Golsen.

Executive Officers Certain information with respect to the executive officers of the Company is set forth under Item 4A of Part I hereof.

Section 16(a) Beneficial Ownership Reporting Compliance Based solely on a review of copies of the Forms 3, 4 and 5 and amendments thereto furnished to the Company with respect to 2002, or written representations that no such reports were required to be filed with the Securities and Exchange Commission, the Company believes that during 2002 all directors and officers of the Company and beneficial owners of more than 10% of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act filed their required Forms 3, 4, or 5, as required by Section 16(a) of the Securities Exchange Act of 1934, as amended, on a timely basis, except (a) Jayhawk Investments, L.P. filed one late Form 5 to report two transactions during 2002 and one late Form 5 to report 8 transactions during 2001, and (b) Jayhawk Institutional Partners, L.P. filed one late Form 5 to report 11 transactions during 2002.

Item 11. Executive Compensation.

The following table shows the aggregate cash compensation which the Company and its subsidiaries paid or accrued to the Chief Executive Officer and each of the other four most highly-paid executive officers of the Company (which includes the Vice Chairman of the Board who also serves as President of the Company's Climate Control Business). The table includes cash distributed for services rendered during 2002, plus any cash distributed during 2002 for services rendered in a prior year, less any amount relating to those services previously included in the cash compensation table for a prior year.

Summary Compensation Table
Annual Compensation	Long-term Compensation Awards
Name and Position	Year	Salary ($)	Bonus ($) (1)	Securities Underlying Stock Options
Jack E. Golsen, Chairman of the Board, President and Chief Executive Officer	2002 2001 2000	477,400 477,400 477,400	- - -	- - -

Barry H. Golsen Vice Chairman of the Board of Directors And President of the Climate Control Business	2002 2001 2000	326,600 326,600 226,600	85,000 60,000 -	- 20,000 -

David R. Goss, Senior Vice President - Operations	2002 2001 2000	190,500 190,500 190,500	75,000 50,000 -	- 15,000 -

Tony M. Shelby Senior Vice President/ Chief Financial Officer	2002 2001 2000	190,500 190,500 190,500	85,000 100,000 -	- 15,000 -

David M. Shear, Vice President/ General Counsel	2002 2001 2000	165,000 165,000 165,000	50,000 50,000 -	- 15,000 -

(1) Bonuses are for services rendered for the prior fiscal year.

Certain Option Grants in 2002 There were no individual grants of stock options made to any of the named executive officers in the above Summary Compensation table during 2002.

Aggregated Option Exercises in 2002
and Fiscal Year End Option Values

The following table sets forth information concerning the number and value of unexercised options held by each of the named executive officers during 2002 and the year-end value of unexercised options.

Shares Acquired On Exercise	Value Realized	Number of Securities Underlying Unexercised Options at FY End (1)	Value of Unexercised In- the-Money Options at Fiscal Year End (1) (2)
Name	Exercisable/Unexercisable	Exercisable/Unexercisable
Jack E. Golsen	-	-	185,500 / 79,500	$279,781 / $119,906

Barry H. Golsen	-	-	112,500 / 62,500	$159,583 / $ 68,955

David R. Goss	(3)	$2,200	158,000 / 42,000	$108 710 / $ 47,340

Tony M. Shelby	(4)	$2,200	158,000 / 42,000	$108,710 / $ 47,340

David M. Shear	(5)	$2,318	137,000 / 42,000	$108,710 / $ 47,340

(1) The stock options granted under the Company's stock option plans become exercisable 20% after one year from date of grant, an additional 20% after two years, an additional 30% after three years, and the remaining 30% after four years.

(2) The values are based on the difference between the price of the Company's Common Stock on the Over-the-Counter Bulletin Board at the close of trading on December 31, 2002 of $2.80 per share and the exercise price of such option. The actual value realized by a named executive officer on the exercise of these options depends on the market value of the Company's Common Stock on the date of exercise.

(3) Mr. Goss exercised his right to purchase shares of the Company's common stock under the Company's stock option plans by acquiring 8,000 shares at an aggregate purchase price of $25,000. These 8,000 shares were acquired at an option price per share of $3.125 under the incentive stock options ("ISO") granted to Mr. Goss on June 1, 1992. As consideration for the acquisition of such shares, Mr. Goss transferred to the Company 7,353 shares of the Company's common stock owned by him, having a value of $3.40 on May 31, 2002, the date of such exercise, for an aggregate fair market value of $25,000.

(4) Mr. Shelby exercised his right to purchase shares of the Company's common stock under the Company's stock option plans by acquiring 8,000 shares at an aggregate purchase price of $25,000. These 8,000 shares were acquired at an option price per share of $3.125 under the ISO granted to Mr. Shelby on June 1, 1992. As consideration for the acquisition of such shares, Mr. Shelby transferred to the Company 7,353 shares of the Company's common stock owned by him, having a value of $3.40 on May 31, 2002, the date of such exercise, for an aggregate fair market value of $25,000.

(5) Mr. Shear exercised his right to purchase shares of the Company's common stock under the Company's stock option plans by acquiring 7,600 shares at an aggregate price of $23,750. These 7,600 shares were acquired at an exercised price per share of $3.125 under the ISO granted to Mr. Shear on June 1, 1992. As consideration for the acquisition of such shares, Mr. Shear's spouse, Heidi Brown Shear, transferred to the Company as a bona fide gift to her spouse 6,846 shares of the Company's common stock owned by her, having a value of $3.43 per share on May 29, 2002, the day the 6,846 shares were delivered, for an aggregate fair market value of $23,482. Mr. Shear paid an additional $268 to the Company.

Other Plans The Board of Directors has adopted an LSB Industries, Inc., Employee Savings Plan (the "401(k) Plan") for the employees (including executive officers) of the Company and its subsidiaries, excluding certain (but not all) employees covered under union agreements. The 401(k) Plan is an employee contribution plan, and the Company and its subsidiaries make no contributions (with limited matching exceptions at two certain locations) to the 401(k) Plan. The amount that an employee may contribute to the 401(k) Plan equals a certain percentage of the employee's compensation, with the percentage based on the employee's income and certain other criteria as required under Section 401(k) of the Internal Revenue Code. The Company or subsidiary deducts the amounts contributed to the 401(k) Plan from the employee's compensation each pay period, in accordance with the employee's instructions, and pays the amount into the 401(k) Plan for the employee's benefit. The Summary Compensation Table set forth above includes any amount contributed and deferred during the 2002, 2001, and 2000 fiscal years pursuant to the 401(k) Plan by the named executive officers of the Company.

The Company has a death benefit plan for certain key employees which is in the process of being revised. Under the existing plan, the designated beneficiary of an employee covered by the plan will receive a monthly benefit for a period of 10 years if the employee dies while in the employment of the Company or a wholly-owned subsidiary of the Company. The agreement with each employee provides, in addition to being subject to other terms and conditions set forth in the agreement, that the Company may terminate the agreement as to any employee at anytime prior to the employee's death. The Company has purchased life insurance on the life of each employee covered under the plan to provide, in large part, a source of funds for the Company's obligations under the plan. The Company also will fund a portion of the benefits by investing the proceeds of such insurance policy received by the Company upon the employee's death. The Company is the owner and sole beneficiary of the insurance policy, with the proceeds payable to the Company upon the death of the employee. The following table sets forth the amounts of annual benefits payable to the designated beneficiary or beneficiaries of the executive officers named in the Summary Compensation Table set forth above under the above-described death benefits plan.

Name of Individual	Amount of Annual Payment
Jack E. Golsen		$175,000
Barry H. Golsen		$30,000
David R. Goss		$35,000
Tony M. Shelby		$35,000
David M. Shear	$	N/A

In addition to the above-described plans, during 1991 the Company entered into a non-qualified arrangement with certain key employees of the Company and its subsidiaries to provide compensation to such individuals in the event that they are employed by the Company or a subsidiary of the Company at age 65. This arrangement is also in the process of being revised. Under the plan, the employee will be eligible to receive for the life of such employee, a designated benefit as set forth in the plan. In addition, if prior to attaining the age 65 the employee dies while in the employment of the Company or a subsidiary of the Company, the designated beneficiary of the employee will receive a monthly benefit for a period of 10 years. The agreement with each employee provides, in addition to being subject to other terms and conditions set forth in the agreement, that the Company may terminate the agreement as to any employee at any time prior to the employee's death. The Company has purchased insurance on the life of each employee covered under the plan where the Company is the owner and sole beneficiary of the insurance policy, with the proceeds payable to the Company to provide a source of funds for the Company's obligations under the plan. The Company may also fund a portion of the benefits by investing the proceeds of such insurance policies. Under the terms of the plan, if the employee becomes disabled while in the employment of the Company or a wholly-owned subsidiary of the Company, the employee may request the Company to cash-in any life insurance on the life of such employee purchased to fund the Company's obligations under the plan. Jack E. Golsen does not participate in the plan. The following table sets forth the amounts of annual benefits payable to the executive officers named in the Summary Compensation Table set forth above under such retirement plan.
Name of Individual	Amount of Annual Payment
Barry H. Golsen	$17,480
David R. Goss	$17,403
Tony M. Shelby	$15,605
David M. Shear	$17,822

The two plans set forth above are in the process of being revised into a single program which would provide a combined benefit. The details of the revised program which will replace the death benefit plan and the non-qualified arrangement described above are being finalized. The revised plan may be materially altered prior to such finalization. It provides for a non-qualified arrangement with certain key employees of the Company and its subsidiaries to provide compensation to such individuals in the event that they are employed by the Company or a subsidiary of the Company at age 65 (and participate in the plan for 10 years). Under the plan the employee will be eligible to receive a designated benefit as set forth in the plan for 10 years. In addition, if prior to attaining age 65 the employee dies while in the employment of the Company or a subsidiary of the Company, the designated beneficiary of the employee will receive a monthly benefit for a period of 10 years. The agreement with each employee provides, in addition to being subject to other terms and conditions set forth in the agreement, that the Company may terminate the agreement as to any employee at any time prior to the employee's death. The Company has purchased insurance on the life of each employee covered under the plan where the Company is the owner and sole beneficiary of the insurance policy, with the proceeds payable to the Company to provide a source of funds for the Company's obligations under the plan. The Company may also fund a portion of the benefits by investing the proceeds of such insurance policies. Under the terms of the plan, if the employee becomes disabled while in the employment of the Company or a wholly-owned subsidiary of the Company, the employee may request the Company to cash-in any life insurance on the life of such employee purchased to fund the Company's obligations under the plan. Jack E. Golsen participates only in the death benefit aspect of the plan. The following table sets forth the amounts of annual benefits payable to the beneficiaries of the employee or to the executive officers named in the Summary Compensation Table set forth above under such retirement plan.
Name of Individual	Death Benefit Amount of Annual Payment	Maximum Salary Continuation Amount of Payment (1) (2)
Jack E. Golsen	$120,050	$-
Barry H. Golsen	$97,213	$97,213
David R. Goss	$60,363	$60,363
Tony M. Shelby	$72,888	$72,888
David M. Shear	$37,500	$37,500

(1) If employee attains age 65 and completes 10 years participation in the plan.
(2) Employees who reach age 65 prior to 10 years participation in the plan will receive a reduced benefit depending on years of participation.

Compensation of Directors In 2002, the Company compensated six non-employee directors $1,125 each and two non-employee directors $800 each for their services as directors on the Company's Board. Certain non-employee directors also served on the Board of Directors of the Company's subsidiary, ClimaChem, Inc. and received additional fees of $3,375 each for their services. The non-employee directors of the Company also received $500 for every meeting of the Board of Directors attended during 2002. Mr. Ackerman received an additional $20,500 for his services on the Audit and Public Relations and Marketing Committees in 2002. Mr. Ille received an additional $20,500 for his services on the Audit, Public Relations and Marketing, and Executive Salary Review Committees in 2002. Messrs. Burtch and Rhodes received an additional $20,000 each for their services on the Audit Committee in 2002. Dr. Brown received an additional $20,000 for his services on the Executive Salary Review Committees in 2002. During 2002, Mr. Munson was paid $32,780 for consulting services in connection with developing the Company's European business.

As fully discussed in Item 12 "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters", in 1993 and 1999, the Company adopted the 1993 Non-Employee Director Stock Option Plan and the Outside Directors Stock Purchase Plan, respectively. The Company did not grant options under these plans during 2002, 2001, and 2000.

Employment Contracts and Termination of Employment and Change in Control Arrangements

a) Termination of Employment and Change in Control Agreements The Company has entered into severance agreements with Jack E. Golsen, Barry H. Golsen, Tony M. Shelby, David R. Goss, David M. Shear, and certain other officers of the Company and subsidiaries of the Company.

Each severance agreement provides (among other things) that if, within 24 months after the occurrence of a change in control (as defined) of the

Company, the Company terminates the officer's employment other than for cause (as defined), or the officer terminates his employment for good reason (as defined), the Company must pay the officer an amount equal to 2.9 times the officer's base amount (as defined). The phrase "base amount" means the average annual gross compensation paid by the Company to the officer and includable in the officer's gross income during the period consisting of the most recent five year period immediately preceding the change in control. If the officer has been employed by the Company for less than five years, the base amount is calculated with respect to the most recent number of taxable years ending before the change in control that the officer worked for the Company.

The severance agreements provide that a "change in control" means a change in control of the Company of a nature that would require the filing of a Form 8-K with the Securities and Exchange Commission and, in any event, would mean when: (a) any individual, firm, corporation, entity, or group (as defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as mended) becomes the beneficial owner, directly or indirectly, of 30% or more of the combined voting power of the Company's outstanding voting securities having the right to vote for the election of directors, except acquisitions by (i) any person, firm, corporation, entity, or group which, as of the date of the severance agreement, has that ownership, or (ii) Jack E. Golsen, his wife; his children and the spouses of his children; his estate; executor or administrator of any estate, guardian or custodian for Jack E. Golsen, his wife, his children, or the spouses of his children, any corporation, trust, partnership, or other entity of which Jack E. Golsen, his wife, children, or the spouses of his children own at least 80% of the outstanding beneficial voting or equity interests, directly or indirectly, either by any one or more of the above-described persons, entities, or estates; and certain affiliates and associates of any of the above-described persons, entities, or estates; (b) individuals who, as of the date of the severance agreement, constitute the Board of Directors of the Company (the "Incumbent Board") and who cease for any reason to constitute a majority of the Board of Directors except that any person becoming a director subsequent to the date of the severance agreement, whose election or nomination for election is approved by a majority of the Incumbent Board (with certain limited exceptions), will constitute a member of the Incumbent Board; or (c) the sale by the Company of all or substantially all of its assets.

Except for the severance agreement with Jack E. Golsen, the termination of an officer's employment with the Company "for cause" means termination because of: (a) the mental or physical disability from performing the officer's duties for a period of 120 consecutive days or one hundred eighty days (even though not consecutive) within a 360 day period; (b) the conviction of a felony; (c) the embezzlement by the officer of Company assets resulting in substantial personal enrichment of the officer at the expense of the Company; or (d) the willful failure (when not mentally or physically disabled) to follow a direct written order from the Company's Board of Directors within the reasonable scope of the officer's duties performed during the 60 day period prior to the change in control. The definition of "Cause" contained in the severance agreement with Jack E. Golsen means termination because of: (a) the conviction of Mr. Golsen of a felony involving moral turpitude after all appeals have been completed; or (b) if due to Mr. Golsen's serious, willful, gross misconduct or willful, gross neglect of his duties has resulted in material damages to the Company and its subsidiaries, taken as a whole, provided that (i) no action or failure to act by Mr. Golsen will constitute a reason for termination if he believed, in good faith, that such action or failure to act was in the Company's or its subsidiaries' best interest, and (ii) failure of Mr. Golsen to perform his duties hereunder due to disability shall not be considered willful, gross misconduct or willful, gross negligence of his duties for any purpose.

The termination of an officer's employment with the Company for "good reason" means termination because of (a) the assignment to the officer of duties inconsistent with the officer's position, authority, duties, or responsibilities during the 60 day period immediately preceding the change in control of the Company or any other action which results in the diminishment of those duties, position, authority, or responsibilities; (b) the relocation of the officer; (c) any purported termination by the Company of the officer's employment with the Company otherwise than as permitted by the severance agreement; or (d) in the event of a change in control of the Company, the failure of the successor or parent company to agree, in form and substance satisfactory to the officer, to assume (as to a successor) or guarantee (as to a parent) the severance agreement as of no change in control had occurred.

Except for the severance agreement with Jack E. Golsen, each severance agreement runs until the earlier of: (a) three years after the date of the severance agreement, or (b) the officer's normal retirement date from the Company; however, beginning on the first anniversary of the severance agreement and on each annual anniversary thereafter, the term of the severance agreement automatically extends for an additional one-year period, unless the Company gives notice otherwise at least 60 days prior to the anniversary date. The severance agreement with Jack E. Golsen is effective for a period of three years from the date of the severance agreement; except that, commencing on the date one year after the date of such severance agreement and on each annual anniversary thereafter, the term of such severance agreement shall be automatically extended so as to terminate three years from such renewal date, unless the Company gives notices otherwise at least one year prior to the renewal date.

(b) Employment Agreement  The Company has an employment agreement with Jack E. Golsen, the Chairman of the Board and President of the Company, which requires the Company to employ Mr. Golsen as an executive officer of the Company. The current term of the employment agreement will expire March 21, 2005; however, pursuant to an amendment to the employment agreement approved by the Board of Directors, the term will be automatically renewed for up to three additional three-year periods. The employment agreement may be terminated by either party by written notice at least one year prior to the expiration of the then current term. Under the terms of such employment agreement, Mr. Golsen shall be paid (a) an annual base salary at his 1995 base rate, as adjusted from time to time by the Compensation Committee, but such shall never be adjusted to an amount less than Mr. Golsen's 1995 base salary, (b) an annual bonus in an amount as determined by the Compensation Committee, and (c) receive from the Company certain other fringe benefits.

The employment agreement provides that Mr. Golsen's employment may not be terminated, except (a) upon conviction of a felony involving moral turpitude after all appeals have been exhausted, (b) Mr. Golsen's serious, willful, gross misconduct or willful, gross negligence of duties resulting in material damage to the Company and its subsidiaries, taken as a whole, unless Mr. Golsen believed, in good faith, that such action or failure to act was in the Company's or its subsidiaries' best interest, and (c) Mr. Golsen's death. However, no such termination under (a) or (b) above may occur unless and until the Company has delivered to Mr. Golsen a resolution duly adopted by an affirmative vote of three-fourths of the entire membership of the Board of Directors at a meeting called for such purpose after reasonable notice given to Mr. Golsen finding, in good faith, that Mr. Golsen violated (a) or (b) above.

If Mr. Golsen's employment is terminated in breach of the employment agreement, then he shall, in addition to his other rights and remedies, receive and the Company shall pay to Mr. Golsen (a) in a lump sum cash payment, on the date of termination, a sum equal to the amount of Mr. Golsen's annual base salary at the time of such termination and the amount of the last bonus paid to Mr. Golsen prior to such termination times the number of years remaining under the then current term of the employment agreement and (b) provide to Mr. Golsen all of the fringe benefits that the Company was obligated to provide during his employment under the employment agreement for the remainder of the term of the employment agreement.

If there is a change in control (as defined in the severance agreement between Mr. Golsen and the Company) and within 24 months after such change in control Mr. Golsen is terminated, other than for Cause (as defined in the severance agreement), then in such event, the severance agreement between Mr. Golsen and the Company shall be controlling.

In the event Mr. Golsen becomes disabled and is not able to perform his duties under the employment agreement as a result thereof for a period of 12 consecutive months within any two year period, the Company shall pay Mr. Golsen his full salary for the remainder of the term of the employment agreement and thereafter 60% of such salary until Mr. Golsen's death.

Compensation Committee Interlocks and Insider Participation The Company's Executive Salary Review Committee has the authority to set the compensation of all officers of the Company. This Committee generally considers and approves the recommendations of the President. The members of the Executive Salary Review Committee are the following non-employee directors: Robert C. Brown, M.D., and Bernard G. Ille. During 2002, the Executive Salary Review Committee had 3 meetings.

See "Compensation of Directors" for information concerning compensation paid to non-employee directors of the Company during 2002 for services as a director to the Company, and Item 13 "Certain Relationships and Related Transactions" for information concerning compensation paid to an affiliate of Mr. Brown.

 Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

 The following table sets forth the information concerning the number of securities to be issued upon the exercise of outstanding stock options, the weighted-average exercise price and the number of securities remaining available under equity compensation plans approved and not approved by security holders at December 31, 2002.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders (1)	1,529,600	$2.26	851,300

Equity compensation plans not approved by security holders (2)	1,243,000	$2.44	-

Total	2,772,600	$2.34	851,300

(1) Stockholder Approved Plans. The Company's equity compensation plans which are approved by the Company's stockholders are the following:

  1986 Incentive Stock Option Plan (the "1986 Plan"). As of December 31, 2002, 10,000 shares are issuable under outstanding options granted under the 1986 Plan and no additional shares are available for future issuance.

  1993 Stock Option and Incentive Plan (the "1993 Plan"). As of December 31, 2002, 492,000 shares are issuable under outstanding options granted under the 1993 Plan and 355,800 additional shares are available for future issuance.

  1998 Stock Option Plan (the "1998 Plan"). As of December 31, 2002, 922,600 shares are issuable under outstanding options granted under the 1998 Plan and 50,500 additional shares are available for future issuance.

  Outside Directors Stock Option Plan (the "Outside Directors Plan"), as of December 31, 2002, 105,000 shares are issuable under outstanding options granted under the Outside Directors Plan and 295,000 additional shares are available for future issuance. The Outside Directors Plan authorizes the Company to grant options to purchase common stock to each member of our Board of Directors who is not an officer or employee of the Company or its subsidiaries. These options become fully exercisable after six months and one day from the date of grant and lapse at the end of ten years. The exercise price of options granted under the Outside Directors Plan is equal to the market value of our common stock at the date of grant.

  1993 Non-Employee Directors Stock Option Plan (the "1993 Directors Plan"). As of December 31, 2002, no shares have been granted under the 1993 Directors Plan and 150,000 shares are available for future issuance. The 1993 Directors Plan authorizes the grant of nonqualified stock options to each member of our Board of Directors who is not an officer or employee of the Company or its subsidiaries. Options granted to non-employee Directors of the Company become fully exercisable after six months from the date of grant. Pursuant to the terms of the 1993 Directors Plan, each outside director receives an option to acquire 5,000 shares of our common stock on April 30 following the end of each year in which the Company realizes net income of $9.2 million or more for such year. The exercise price for these options is the fair market value of the shares of common stock at the time of grant. Each option granted under this plan expires upon the earlier of the termination as a member of our Board of Directors or the fifth anniversary of the date such option was granted.

The 1986 Plan, 1993 Plan, and 1998 Plan each authorize the Company to grant options to purchase common stock to our employees. All outstanding options granted to employees under these plans have a term of 10 years and become exercisable as to 20% of the underlying shares after one year from date of grant, 40% after two years, 70% after three years, and 100% after four years. The exercise price of outstanding options granted under these plans is equal to the market value of the Company's common stock at the date of grant. However, with respect to participants who own 10% or more of our common stock at the date of grant, the options have a term of five years, and the exercise price is 110% of the market value at the date of grant.

(2) Non-Stockholder Approval Plans. From time to time, our Board of Directors has approved the grants of certain nonqualified stock options as the Board has determined to be in the best interest of the Company to compensate directors, officers, or employees for service to the Company. Unless otherwise indicated below, (a) the price of each such option is equal to the market value of our common stock at the date of grant, (b) the options become exercisable as to 20% of the underlying shares after one year from the date of grant, 40% after two years, 70% after three years, and 100% after four years, and (c) each option expires 10 years from the grant date. The Company's equity compensation plans which have not been approved by the stockholders are the following:

  Effective December 1, 2002, the Company granted nonqualified options to purchase up to an aggregate 112,000 shares of common stock to former employees of two former subsidiaries. These options were part of the employees' severance compensation arising from the sale of the former subsidiaries' assets. Each recipient of a grant received options for the same number of shares and having the same exercise price as under the recipient's vested incentive stock options which expired upon the sale. Each nonqualified option was exercisable as of the date of grant and has a term of 10 years from the original date of grant. Of the 112,000 shares issuable under the options, 4,000 shares have an exercise price of $9.00 per share and expired March 19, 2003, 34,000 have an exercise price of $4.188 per share and expire from August 18, 2004 through April 22, 2008, 34,000 have an exercise price of $2.37 per share and expire November 21, 2011, and 40,000 have an exercise price of $1.25 and expire July 8, 2009.

  On November 7, 2002, the Company granted to an employee of the Company a nonqualified stock option to acquire 50,000 shares of common stock at an exercise price of $2.62 per share in consideration of services rendered to the Company.

  On April 25, 2002, the Company granted to an employee of the Company a nonqualified stock option to acquire 3,000 shares of common stock at an exercise price of $4.188 per share in consideration of services to the Company.

  On November 29, 2001, the Company granted to employees of the Company nonqualified stock options to acquire 102,500 shares of common stock at an exercise price of $2.73 in consideration of services to the Company.

  On July 20, 2000, the Company granted nonqualified options to a former employee of the Company to acquire 185,000 shares of common stock in consideration of services to the Company. The following are the exercise prices per share for these options: 5,000 shares at $5.362; 80,000 shares at $4.538; 60,000 shares at $1.375; and 40,000 shares at $1.25. These options were for the same number of shares and the same exercise prices as under the stock options held by the former employee prior to leaving the Company. These options were fully vested at the date of grant and expire, as to 100,000 shares, nine years from the date of grant and as to the remaining 85,000 shares, seven years from the date of grant.

  On July 8, 1999, in consideration of services to the Company, the Company granted nonqualified stock options to acquire 266,500 shares of common stock at an exercise price of $1.25 per share to Jack E. Golsen (176,500 shares), Barry H. Golsen (55,000 shares) and Steven J. Golsen (35,000 shares), David R. Goss (35,000 shares), Tony M. Shelby (35,000 shares), David M. Shear (35,000 shares) and granted to certain other employees nonqualified stock options to acquire a total of 165,000 shares of common stock at an exercise price of $1.25 per share in consideration of services to the Company.

  On April 22, 1998, the Company granted to certain employees and to each member of our Board of Directors who was not an officer or employee of the Company or its subsidiaries nonqualified stock options to acquire shares of common stock at an exercise price of $4.1875 per share in consideration of services to the Company. As of December 31, 2002, 229,000 shares are issuable under outstanding options under these agreements.

  On December 18, 1997, the Company granted to an employee nonqualified stock options to acquire 25,000 shares of common stock at an exercise price of $4.125 per share. The options became exercisable as to 30% of the underlying shares after two years from the date of grant, 60% after three years, and 100% after four years.

Security Ownership of Certain Beneficial Owners The following table shows the total number and percentage of the outstanding shares of the Company's voting Common Stock and voting Preferred Stock beneficially owned as of the close of business on April 14, 2003, with respect to each person (including any "group" as used in Section 13(d)(3) of the Securities Act of 1934, as amended) that the Company knows to have beneficial ownership of more than 5% of the Company's voting Common Stock and voting Preferred Stock. A person is deemed to be the beneficial owner of voting shares of Common Stock of the Company which he or she could acquire within 60 days of April 14, 2003.

Because of the requirements of the Securities and Exchange Commission as to the method of determining the amount of shares an individual or entity may beneficially own, the amounts shown below for an individual or entity may include shares also considered beneficially owned by others.

Name and Address of Beneficial Owner	Title of Class	Amounts of Shares Beneficially owned (1)	Percent of Class
Jack E. Golsen and members of his family (2)	Common Voting Preferred	4,798,990 1,020,000	(3 (4	) )	(5 (6	) )	(6)	34.5 99.9	% %

Kent C. McCarthy & affiliates	Common	2,762,081	(7)					19.8%

Paul J. Denby	Common	900,556	(8)					7.1%

James W. Sight	Common	805,938	(9)					6.4%

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

(3) Includes (a) the following shares over which Jack E. Golsen ("J. Golsen") has the sole voting and dispositive power: (i) 40,000 shares that he owns of record, (ii) 4,000 shares that he has the right to acquire upon conversion of a promissory note, (iii) 133,333 shares that he has the right to acquire upon the conversion of 4,000 shares of the Company's Series B 12% Cumulative Convertible Preferred Stock (the "Series B Preferred") owned of record by a trust, of which he is the sole trustee, (iv) 22,090 shares owned of record by the MG Trust, of which he is the sole trustee, (v) 69,029 shares owned of record by a trust, of which he is the sole trustee, and (vi) 185,500 shares that he has the right to acquire within the next 60 days under the Company's stock option plans; (b) 643,290 shares owned of record by Sylvia H. Golsen, and 284,915 shares owned of record by a trust, of which Sylvia H. Golsen is the sole trustee, over which she and her husband, J. Golsen share voting and dispositive power; (c) 246,616 shares over which Barry H. ("B. Golsen") has the sole voting and dispositive power, 533 shares owned of record by B. Golsen's wife, over which he shares the voting and dispositive power, and 112,500 shares that he has the right to acquire within the next 60 days under the Company's stock option plans; (d) 206,987 shares over which Steven J. Golsen ("S. Golsen") has the sole voting and dispositive power and 74,000 shares that he has the right to acquire within the next 60 days under the Company's stock option plans; (e) 271,511 shares held in trust for the grandchildren and great grandchild of J. Golsen and Sylvia H. Golsen of which B. Golsen, S. Golsen and Linda F. Rappaport ("L. Rappaport") jointly share voting and dispositive power; (f) 82,552 shares owned of record by L. Rappaport over which she has sole voting and dispositive power; (g) 1,336,199 shares owned of record by SBL Corporation ("SBL"), 39,177 shares that SBL has the right to acquire upon conversion of 9,050 shares of the Company's non-voting $3.25 Convertible Exchangeable Class C Preferred Stock, Series 2 (the "Series 2 Preferred"), 400,000 shares that SBL has the right to acquire upon conversion of 12,000 shares of Series B Preferred owned of record by SBL, and 250,000 shares that SBL has to right to acquire upon conversion of 1,000,000 shares of the Company's Series D 6% cumulative, convertible Class C preferred stock ("Series D Preferred") owned of record by SBL and (h) 88,100 shares owned of record by Golsen Petroleum Corporation ("GPC"), which is a wholly-owned subsidiary of SBL, 133,333 shares that GPC has the right to acquire upon conversion of 4,000 shares of Series B Preferred owned of record by GPC and 175,325 shares that GPC has the right to acquire upon conversion of 40,500 shares of Series 2 Preferred owned of record by GPC. SBL is wholly-owned by Sylvia H. Golsen (40% owner), B. Golsen (20% owner), S. Golsen (20% owner), and L. Rappaport (20% owner) and, as a result, SBL, J. Golsen, Sylvia H. Golsen, B. Golsen, S. Golsen, and L. Rappaport share the voting and dispositive power of the shares beneficially owned by SBL. SBL's address is 16 South Pennsylvania Avenue, Oklahoma City, Oklahoma 73107.

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

(5) Does not include 176,850 shares of Common Stock that L. Rappaport's husband owns of record and 185,000 shares which he has the right to acquire within the next 60 days under the Company's stock option plans, all of which L. Rappaport disclaims beneficial ownership. Does not include 255,520 shares of Common Stock owned of record by certain trusts for the benefit of B. Golsen, S. Golsen, and L. Rappaport over which B. Golsen, S. Golsen and L. Rappaport have no voting or dispositive power. Heidi Brown Shear, an officer of the Company and the niece of J. Golsen, is the Trustee of each of these trusts.

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

(7) Kent C. McCarthy, manager of Jayhawk Capital Management, L.L.C. ("Jayhawk"), a Delaware limited liability company and investment advisor, is deemed to beneficially own 2,762,081 shares of the Company's Common Stock (which includes 1,401,081 shares of Common Stock receivable upon conversion of 323,650 shares of Series 2 Preferred and 112,500 shares of Common Stock that may be acquired upon exercise of warrants exercisable within 60 days of March 27, 2003). This number of shares includes the shares Mr. McCarthy personally owns, as well as the shares he controls as manager and sole member of Jayhawk. As manager and sole member of Jayhawk, Mr. McCarthy has sole voting and dispositive power over the Common Stock beneficially owned by Jayhawk. Jayhawk is deemed to have beneficial ownership of 2,458,050 shares of the Company's Common Stock (which includes 1,298,050 shares of Common Stock receivable upon conversion of 299,850 shares of Series 2 Preferred and 112,500 shares of Common Stock that may be acquired upon exercise of warrants), all of which shares are held in portfolios of (a) Jayhawk Institutional Partners, L.P. ("Jayhawk Institutional"), a Delaware limited partnership, (1,850,692 shares of Common Stock which includes 690,692 shares of Common Stock receivable upon conversion of 159,550 shares of Series 2 Preferred and 112,500 shares of Common Stock that may be acquired upon exercise of warrants), (b) Jayhawk Investments, L.P. ("Jayhawk Investments"), a Delaware limited partnership, (370,562 shares of Common Stock receivable upon conversion of 85,600 shares of Series 2 Preferred), and (c) Lucky Henry, L.P., ("Lucky Henry"), a Delaware limited partnership. Jayhawk is the general partner and manager of Jayhawk Institutional, Jayhawk Investments, and Lucky Henry and, as such, has sole voting and dispositive power over these shares. Mr. McCarthy disclaims beneficial ownership of all such shares other than his personal holdings. Mr. McCarthy's address is 8201 Mission Road, Suite 110, Prairie Village, Kansas 66208. Information set forth in this footnote is based upon Amendment No. 2 to Schedule 13-D filed on March 27, 2003, by McCarthy, Jayhawk, Jayhawk Institutional, and Jayhawk Investments. See "Item 13. Certain Relationships and Related Transactions."

(8) Paul J. Denby advised the Company that he has voting and dispositive power over 900,556 shares of Common Stock (which includes 230,256 shares of Common Stock receivable upon conversion of 53,300 shares of Series 2 Preferred). This number of shares includes 23,776 shares beneficially owned by Mr. Denby's spouse over which Mr. Denby shares voting and dispositive power. Mr. Denby's address is 4613 Redwood Court, Irving, Texas 75038.

(9) James W. Sight has sole voting and dispositive power over 805,938 shares of Common Stock (which includes 173,785 shares of Common Stock receivable upon conversion of 40,228 shares of Series 2 Preferred). Mr. Sight's address is 8500 College Boulevard, Overland Park, Kansas 66210.

Security Ownership of Management The following table sets forth information obtained from the directors of the Company and the directors and executive officers of the Company as a group as to their beneficial ownership of the Company's voting Common Stock and voting Preferred Stock as of April 14, 2003.

Because of the requirements of the Securities and Exchange Commission as to the method of determining the amount of shares an individual or entity may own beneficially, the amount shown below for an individual may include shares also considered beneficially owned by others. Any shares of stock which a person does not own, but which he or she has the right to acquire within 60 days of April 14, 2003, are deemed to be outstanding for the purpose of computing the percentage of outstanding stock of the class owned by such person but are not deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person.

Name of Beneficial Owner	Title of Class	Amounts of Shares Beneficially Owned (1)	Percent of Class
Raymond B. Ackerman	Common	36,000	(2)	*

Robert C. Brown, M.D.	Common	238,329	(3)	1.9%

Charles A. Burtch	Common	15,000	(4)	*

Grant J. Donovan	Common	44,169	(5)	*

Dr. N. Allen Ford	Common	432	(6)	*

Barry H. Golsen	Common Voting Preferred	3,046,294 1,016,000	(7) (7)	22.5 99.5	% %

Jack E. Golsen	Common Voting Preferred	3,804,291 1,020,000	(8) (8)	27.7 99.9	% %

David R. Goss	Common	281,272	(9)	2.2%

Bernard G. Ille	Common	90,000	(10)	*

Donald W. Munson	Common	31,432	(11)	*

Horace G. Rhodes	Common	35,000	(12)	*

Tony M. Shelby	Common	348,229	(13)	2.8%

Directors and Executive Officers as a group number (14 persons)	Common Voting Preferred	5,919,672 1,020,000	(14)	40.4 99.9	% %

* Less than 1%.

(1) The Company based the information, with respect to beneficial ownership, on information furnished by each director or officer, contained in filings made with the Securities and Exchange Commission, or contained in the Company's records.

(2) This amount includes the following shares over which Mr. Ackerman shares voting and dispositive power: (a) 2,000 shares held by Mr. Ackerman's trust, and (b) 4,000 shares held by the trust of Mr. Ackerman's wife. The remaining 30,000 shares of Common Stock included herein are shares that Mr. Ackerman may acquire pursuant to currently exercisable non-qualified stock options granted to him by the Company.

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

(5) Mr. Donovan has sole voting and dispositive power over these shares, which include 13,000 shares of Common Stock and 31,169 shares of Common Stock that Mr. Donovan has the right to acquire upon conversion of 7,200 shares of Series 2 Preferred.

(6) Dr. Ford has sole voting and dispositive power over these 432 shares of Common Stock that Dr. Ford has the right to acquire upon conversion of 100 shares of Series 2 Preferred.

(7) See footnotes (3), (4), and (6) of the table under "Security Ownership of Certain Beneficial Owners" of this item for a description of the amount and nature of the shares beneficially owned by B. Golsen, including shares he has the right to acquire within 60 days.

(8) See footnotes (3), (4), and (6) of the table under "Security Ownership of Certain Beneficial Owners" of this item for a description of the amount and nature of the shares beneficially owned by J. Golsen, including the shares he has the right to acquire within 60 days.

(9) Mr. Goss has the sole voting and dispositive power over these shares, which include 158,000 shares that Mr. Goss has the right to acquire within 60 days pursuant to options granted under the Company's stock option plans.

(10) The amount includes (a) 30,000 shares that Mr. Ille may purchase pursuant to currently exercisable non-qualified stock options, over which Mr. Ille has the sole voting and dispositive power, and (b) 50,000 shares owned of record by Mr. Ille's wife, voting and dispositive power of which are shared by Mr. Ille and his wife.

(11) Mr. Munson has the sole voting and dispositive power over these shares, which include (a) 432 shares of Common Stock that Mr. Munson has the right to acquire upon conversion of 100 shares of Series 2 Preferred and (b) 30,000 shares that Mr. Munson may purchase pursuant to currently exercisable non-qualified stock options.

(12) Mr. Rhodes has sole voting and dispositive power over these shares, which include 30,000 shares that may be acquired by Mr. Rhodes pursuant to currently exercisable non-qualified stock options granted to him by the Company.

(13) Mr. Shelby has the sole voting and dispositive power over these shares, which include 158,000 shares that Mr. Shelby has the right to acquire within 60 days pursuant to options granted under the Company's stock option plans and 15,151 shares that Mr. Shelby has the right to acquire upon conversion of 3,500 shares of Series 2 Preferred.

(14) The amount shown includes 1,053,000 shares of Common Stock that executive officers, directors, or entities controlled by executive officers and directors of the Company have the right to acquire within 60 days.

Item 13. Certain Relationships and Related Transactions

A subsidiary of the Company, Hercules Energy Mfg. Corporation ("Hercules"), leased land and a building in Oklahoma City, Oklahoma from Mac Venture, Ltd. ("Mac Venture"), a limited partnership. GPC (a wholly owned subsidiary of SBL) serves as the general partner of Mac Venture. The limited partners of Mac Venture include GPC and the three children of Jack E. Golsen. See "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" above for a discussion of the stock ownership of SBL. The warehouse and shop space leased by Hercules from Mac Venture consists of a total of 30,000 square feet. Hercules leased the property from Mac Venture for $3,750 per month under a month-to-month triple net lease extension which ended in October 2002.

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

In 1983, LSB Chemical Corp. ("LSB Chemical"), a subsidiary of the Company, acquired all of the outstanding stock of El Dorado Chemical Company ("EDC") from its then four stockholders ("Ex-Stockholders"). A substantial portion of the purchase price consisted of an earnout based primarily on the annual after-tax earnings of EDC for a ten-year period. During 1989, two of the Ex-Stockholders received LSB Chemical promissory notes for a portion of their earnout, in lieu of cash, totaling approximately $896,000, payable $496,000 in January 1990, and $400,000 in May, 1994. LSB Chemical agreed to a buyout of the balance of the earnout from the four Ex-Stockholders for an aggregate purchase amount of $1,231,000. LSB Chemical purchased for cash the earnout from two of the Ex-Stockholders and issued multi-year promissory notes totaling $676,000 to the other two Ex-Stockholders. Jack E. Golsen guaranteed LSB Chemical's payment obligation under the promissory notes. The unpaid balance of these notes at March 31, 2003, was $400,000.

At October 15, 2001, Prime Financial Corporation ("Prime"), a subsidiary of the Company, had a note with an outstanding principal balance of $1,350,000 (the "Prime Note") owed to SBL Corporation ("SBL"), a corporation wholly owned by the spouse and children of Jack E. Golsen, Chairman of the Board and President of the Company. The Prime Note was issued in connection with a loan from SBL to Prime of funds borrowed by SBL from SBL's lender. In order to obtain the loan from SBL, Prime was required to (a) issue to SBL's lender a limited guaranty of the lender's loan to SBL, and (b) pledge to SBL's lender 1,973,461 shares of the Company's common stock owned by Prime as security for the limited guaranty.

On October 18, 2001, the Company, Prime, and SBL entered into an agreement (the "Agreement") whereby the Company issued to SBL 1,000,000 shares of a newly created series of Series D Convertible Preferred Stock in the Company ("Series D Preferred Stock"). In consideration of the issuance of the Series D Preferred stock, SBL (a) reduced the principal amount of the Prime Note by $1,000,000, (b) caused Prime's limited guaranty to be reduced to an amount not to exceed $350,000, and (c) caused the shares of LSB common stock pledged by Prime to SBL's lender to be reduced by 1,000,000 shares. In February 2003, SBL's lender terminated Prime's limited guaranty and released all shares of LSB common stock pledged by Prime to secure the limited guaranty. At March 31, 2003, $150,000 remains outstanding under the Prime Note which is payable on demand.

Each share of Series D Preferred Stock issued to SBL has, among other things, ..875 votes and the right to vote as a class with the Company's common stock, a liquidation preference of $1.00 per share, cumulative dividends at the rate of 6% per annum, and is convertible into LSB common stock on the basis of four shares of Preferred Stock into one share of common stock. Dividends on the Series D Preferred Stock issued to SBL will be paid only after accrued and unpaid dividends are paid on the Company's Series 2 Preferred. At March 31, 2003, there was $7.6 million in accrued but unpaid dividends due on the Series 2 Preferred.

Effective March 25, 2003, the Company completed a private placement to Jayhawk Institutional Partners, L.P. ("Jayhawk Institutional") of 450,000 shares of the Company's common stock and a five year warrant to purchase up to 112,500 share of the Company's common stock at an exercise price of $3.49 per share, subject to anti-dilution adjustments under certain conditions.  The total price paid by Jayhawk to the Company for the shares of common stock and the warrant was $1,570,500.  The average closing price of the Company's common stock over the 30 day period prior to the transaction was $3.49. Jayhawk has certain registration rights.  See "Security Ownership of Certain Beneficial Owners" for a description of the beneficial ownership of our common stock by Kent C. McCarthy and affiliates, including Jayhawk Institutional.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) Financial Statements

 The following consolidated financial statements of the Company appear immediately following this Part IV: *

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

(a) (2) Financial Statement Schedule

The Company has included the following schedule in this report:

II - Valuation and Qualifying Accounts F-67 to F-68

* These financial statements are included in the original Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission on April 2, 2003.

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

3.3 Certificate of Designations of LSB Industries, Inc., relating to the issuance of a new series of Class C Preferred Stock, which the Company hereby incorporates by reference form Exhibit 10.3 to the Company's Form 10-Q for the fiscal quarter ended September 30, 2001.

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

4.17. Second Amendment to Securities Purchase Agreement, dated February 28, 2003 by and among ClimaChem, Inc. and certain of its subsidiaries, the Purchasers and Guggenheim Investment Management, LLC. which the Company hereby incorporates by reference from Exhibit 4.17 to the Company's Form 10-K for the year ended December 31, 2002.

4.18. Fourth Amendment, dated as of March 3, 2003, to the Loan and Security Agreement dated as of April 13, 2001, as amended by the First, Second, and Third Amendments, by and among LSB Industries, Inc., ClimaChem, Inc., and certain subsidiaries of ClimaChem, Inc., Congress Financial Corporation (Southwest) and Foothill Capital Corporation which the Company hereby incorporates by reference from Exhibit 4.18 to the Company's Form 10-K for the year ended December 31, 2002.

4.19 Letter, dated March 3, 2003, to document the consent to increase capital expenditures, as defined in the Securities Purchase Agreement which the Company hereby incorporates by reference from Exhibit 4.19 to the Company's Form 10-K for the year ended December 31, 2002.

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

10.7. Omitted

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

10.37. Omitted

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

10.48 Anhydrous Ammonia Sales Agreement, dated December 9, 2002, between Koch Nitrogen Company and El Dorado Chemical Company which the Company hereby incorporates by reference from Exhibit 10.48 to the Company's Form 10-K for the year ended December 31, 2002. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT. THE OMITTED INFORMATION HAS BEEN FILED SEPARATELY WITH THE SECRETARY OF THE SECURITIES AND EXCHANGE COMMISSION FOR PURPOSES OF SUCH REQUEST.

10.49. Registration Rights Agreement, dated March 25, 2003, among LSB Industries, Inc., Kent C. McCarthy, Jayhawk Capital management, L.L.C., Jayhawk Investments, L.P. and Jayhawk Institutioal Partners, L.P. which the Company hereby incorporates by reference from Exhibit 10.49 to the Company's Form 10-K for the year ended December 31, 2002.

10.50. Subscription Agreement, dated March 25, 2003, by and between LSB Industries, Inc. and Jayhawk Institutional Partners, L.P. which the Company hereby incorporates by reference from Exhibit 10.50 to the Company's Form 10-K for the year ended December 31, 2002.

10.51. Warrant Agreement, dated March 25, 2003, between LSB Industries, Inc. and Jayhawk Institutional Partners, L.P. which the Company hereby incorporates by reference from Exhibit 10.51 to the Company's Form 10-K for the year ended December 31, 2002.

10.52 First Amendment to Employment Agreement, dated April 29, 2003, between the Company and Jack E. Golsen.

10.53 Release, dated February 11, 2003, by Stillwater National Bank and Trust Company in favor of Prime Financial Corporation.

10.54 Nonqualified Stock Option, dated December 1, 2002, between the Company and William Manion. The Company entered into substantially identical nonqualified stock option agreements with three other former employees for the purchase of 34,000 shares at an exercise price of $2.73 per share, expiring on November 21, 2011, 40,000 shares at an exercise price of $1.25 per share, expiring on July 8, 2009, 31,000 shares at an exercise price of $4.188 per share, expiring on August 18, 2004 through April 22, 2008 and 4,000 shares at an exercise price of $9.00 per share, expired on March 19, 2003, copies of which will be provided to the Commission upon request.

10.55 Nonqualified Stock Option Agreement, dated November 7, 2002, between the Company and John J. Bailey Jr.

10.56 Nonqualified Stock Option Agreement, dated November 29, 2001, between the Company and Dan Ellis.

10.57 Nonqualified Stock Option Agreement, dated July 20, 2000, between the Company and Claude Rappaport for the purchase of 80,000 shares of common stock. Substantially similar nonqualified stock option agreements were entered into with Mr. Rappaport (40,000 shares at an exercise price of $1.25 per share, expiring on July 20, 2009), (5,000 shares at an exercise price of $5.362 per share, expiring on July 20, 2007), and (60,000 shares at an exercise price of $1.375 per share, expiring on July 20, 2009), copies of which will be provided to the Commission upon request.

10.58 Nonqualified Stock Option Agreement, dated July 8, 1999, between the Company and Jack E. Golsen. Substantially similar nonqualified stock options were granted to Barry Golsen (55,000 shares), Stephen J. Golsen (35,000 shares), David R. Goss (35,000 shares), Tony M. Shelby (35,000 shares), David M. Shear (35,000 shares) and five other employees (165,000 shares), copies of which will be provided to the Commission upon request.

10.59 Nonqualified Stock Option Agreement, dated December 18, 1997, between the Company and Dan Ellis.

21.1 Subsidiaries of the Company which the Company hereby incorporates by reference from Exhibit 21.1 to the Company's Form 10-K for the year ended December 31, 2002.

23.1. Consent of Independent Auditors which the Company hereby incorporates by reference from Exhibit 23.1 to the Company's Form 10-K for the year ended December 31, 2002.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly-authorized, to sign this Amendment No.1 to the report on its behalf on this 29th day of April 2003.
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
Dated: April 29, 2003	By:
/s/ Jack E. Golsen Jack E. Golsen, Director
Dated: April 29, 2003	By:
/s/ Tony M. Shelby Tony M. Shelby, Director
Dated: April 29, 2003	By:
/s/ David R. Goss David R. Goss, Director
Dated: April 29, 2003	By:
/s/ Barry H. Golsen Barry H. Golsen, Director
Dated: April 29, 2003	By:
/s/ Robert C. Brown Robert C. Brown, Director
Dated: April 29, 2003	By:
/s/ Bernard G. Ille Bernard G. Ille, Director
Dated: April 29, 2003	By:
/s/ Raymond B. Ackerman Raymond B. Ackerman, Director
Dated: April 29, 2003	By:
/s/ Horace G. Rhodes Horace G. Rhodes, Director
Dated: April 29, 2003	By:
/s/ Donald W. Munson Donald W. Munson, Director
Dated: April 29, 2003	By:
/s/ Charles A. Burtch Charles A. Burtch, Director
Dated: April 29, 2003	By:
/s/ Grant J. Donovan, Director
Dated: April 29, 2003	By:
/s/ Dr. N. Allen Ford Dr. N. Allen Ford, Director

CERTIFICATION

I, Jack E. Golsen, President and Chief Executive Officer, certify that:

1.  I have reviewed this annual report on Form 10-K, as amended by this Form 10K/A Amendment No. 1 of LSB Industries, Inc.;

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

Date: April 29, 2003                                         /s/ Jack E. Golsen
                                                                Jack E. Golsen
                                                                President
                                                                (Principal Executive Officer)

-38

CERTIFICATION

I, Tony M. Shelby, Senior Vice President and Chief Financial Officer, certify that:

1.  I have reviewed this annual report on Form 10-K, as amended by this Form 10K/A Amendment No. 1 of LSB Industries, Inc.;

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

Date: April 29, 2003                                         /s/ Tony M. Shelby
                                                                Tony M. Shelby
                                                                Senior Vice President
                                                                (Principal Financial Officer)

-39