Form 10-Q
period 2003-03-31
LSB INDUSTRIES INC
filed 2003-05-09
CIK 60714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
[ X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly period ended March 31, 2003
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
YES   X     NO ____

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES _____   NO   X

The number of shares outstanding of the Registrant's voting Common Stock, as of April 30, 2003 was 12,428,088 shares, excluding 3,272,426 shares held as treasury stock.

PART I

FINANCIAL INFORMATION

Company or group of companies for which report is filed: LSB Industries, Inc. and all of its subsidiaries.

The accompanying condensed consolidated balance sheet of LSB Industries, Inc. at March 31, 2003, the condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2003 and 2002 have been subjected to a review, in accordance with standards established by the American Institute of Certified Public Accountants by Ernst & Young LLP, independent auditors, whose report with respect thereto appears elsewhere in this Form 10-Q. The financial statements mentioned above are unaudited and reflect all adjustments, consisting only of adjustments of a normal recurring nature, except for the cumulative effect of accounting change recognized in the first quarter of 2002 as discussed in Note 11 to the Condensed Consolidated Financial Statements which are, in the opinion of management, necessary for a fair presentation of the interim periods. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet at December 31, 2002 was derived from audited financial statements as of that date. Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 for an expanded discussion of the Company's financial disclosures and accounting policies.

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Information at March 31, 2003 is unaudited)
(Dollars in thousands)

Item 1.

ASSETS	March 31, 2003	December 31, 2002
Current assets:
Cash and cash equivalents	$412	$2,091
Restricted cash	1,838	1,838
Trade accounts and notes receivable, net	43,207	35,060
Inventories:
Finished goods	19,369	16,541
Work in process	2,262	1,752
Raw materials	8,553	8,683
Total inventories	30,184	26,976
Supplies and prepaid items	7,041	8,222
Total current assets	82,682	74,187
Property, plant and equipment, net	73,029	73,588
Other assets, net	14,492	14,488
	$170,203	$162,263

(Continued on following page)

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Information at March 31, 2003 is unaudited)
(Dollars in thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY	March 31, 2003	December 31, 2002
Current liabilities:
Accounts and drafts payable	$24,195	$24,018
Accrued liabilities	17,190	16,709
Current portion of long-term debt (Note 8):
Secured revolving credit facility	34,374	27,209
Other	11,168	11,680
Total current liabilities	86,927	79,616
Long-term debt (Note 8)	74,734	74,472
Other noncurrent liabilities	8,104	7,561
Contingencies (Note 7)	-	-
Redeemable, noncumulative, convertible preferred stock, $100 par value; 1,137 shares issued and outstanding (1,167 in 2002)	108	111
Stockholders' equity:
Series B 12% cumulative, convertible preferred stock, $100 par value; 20,000 shares issued and outstanding; aggregate liquidation preference of $2,780,000 ($2,720,000 in 2002)	2,000	2,000
Series 2 $3.25 convertible, exchangeable Class C preferred stock, $50 stated value; 628,550 shares issued; aggregate liquidation preference of $39,027,000 ($38,521,000 in 2002)	31,427	31,427
Series D 6% cumulative, convertible Class C preferred stock, no par value; 1,000,000 shares issued; aggregate liquidation preference of $1,060,000	1,000	1,000
Common stock, $.10 per value; 75,000,000 shares authorized, 15,693,114 shares issued (15,236,114 in 2002)	1,569	1,524
Capital in excess of par value	56,038	54,503
Accumulated other comprehensive loss	(1,787)	(1,859)
Accumulated deficit	(73,649)	(71,824)
	16,598	16,771
Less treasury stock at cost:
Series 2 Preferred, 5,000 shares	200	200
Common stock, 3,272,426 shares	16,068	16,068
Total stockholders' equity	330	503

	$170,203	$162,263

(See accompanying notes)

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
Three Months Ended March 31, 2003 and 2002
(Dollars in thousands, except per share amounts)
2003	2002
Net sales	$71,510	$67,920
Cost of sales	62,619	55,905
Gross profit	8,891	12,015
Selling, general and administrative expenses	10,018	9,857
Operating income (loss)	(1,127)	2,158
Other income (expense):
Other income	566	559
Benefit from termination of firm sales and purchase commitments	366	210
Interest expense (Note 8)	(1,425)	(2,744)
Other expense	(205)	(208)
Loss from continuing operations before cumulative effect of accounting change	(1,825)	(25)
Loss from discontinued operations, net	-	(1,059)
Cumulative effect of accounting change	-	860
Net loss	$(1,825)	$(224)
Net loss applicable to common stock (Note 3)	$(2,392)	$(791)
Weighted average common shares (Note 3):
Basic and diluted	11,992,720	11,933,696
Income (loss) per common share (Note 3):
Basic and diluted:
Loss from continuing operations before cumulative effect of accounting change	$(.20)	(.05)
Loss from discontinued operations, net	-	(.09)
Cumulative effect of accounting change	-	.07
Net loss	$(.20)	$(.07)

(See accompanying notes)

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
Three Months Ended March 31, 2003 and 2002
(Dollars in thousands)
2003	2002
Cash flows from operating activities:
Net loss	$(1,825)	$(224)
Adjustments to reconcile net loss to net cash provided (used) by continuing operating activities:
Loss from discontinued operations, net	-	1,059
Cumulative effect of accounting change	-	(860)
Gains on sales of property and equipment	(6)	(6)
Realization of losses on firm sales commitments	(366)	-
Provision for inventory write-downs	251	-
Depreciation of property, plant and equipment	2,399	2,273
Amortization	231	302
Provision for (recovery and reversal of) losses on receivables and inventories	157	(21)
Other	(13)	-
Cash provided (used) by changes in assets and liabilities:
Trade accounts receivable	(8,225)	3,238
Inventories	(3,525)	735
Supplies and prepaid items	1,181	(102)
Accounts payable	117	(2,673)
Accrued and other noncurrent liabilities	1,473	2,687
Net cash provided (used) by operating activities	(8,151)	6,408
Cash flows from investing activities:
Capital expenditures	(1,901)	(1,187)
Proceeds from sales of property and equipment	21	6
Change in restricted cash held in escrow	-	184
Other assets	(200)	9
Net cash used by investing activities	(2,080)	(988)
Cash flows from financing activities:
Payments on long-term and other debt	(2,006)	(1,621)
Long-term and other borrowings	1,604	-
Net change in revolving debt facilities	7,317	(3,704)
Net change in drafts payable	60	81
Net proceeds from issuance of common stock	1,577	2
Net cash provided (used) by financing activities	8,552	(5,242)
Net cash provided by discontinued operations	-	727
Net increase (decrease) in cash and cash equivalents	(1,679)	905
Cash and cash equivalents at beginning of period	2,091	628
Cash and cash equivalents at end of period	$412	$1,533

(See accompanying notes)

Note 1: Basis of Presentation The accompanying Condensed Consolidated Financial Statements include the accounts of LSB Industries, Inc. (the "Company", "We", "Us" or "Our") and its subsidiaries. We are a diversified holding company which is engaged, through our subsidiaries, in the manufacture and sale of chemical products (the "Chemical Business") and the manufacture and sale of a broad range of air handling and heat pump products (the "Climate Control Business"). See Note 5 - Segment Information. In December 2002, we sold all of the operating assets of Slurry Explosive Corporation ("SEC") and Universal Technology Corporation ("UTeC") which operations were formerly included in the Chemical Business. Our Condensed Consolidated Financial Statements and notes reflect SEC and UTeC as discontinued operations for all periods presented (See Note 10 - Discontinued Operations). All material intercompany accounts and transactions have been eliminated.

Note 2: Income Taxes At December 31, 2002, we had regular-tax net operating loss ("NOL") carryforwards of $40 million ($16.3 million alternative minimum tax NOLs). Due to pre-tax losses, no provisions for income taxes were necessary for the three-month periods of 2003 and 2002. Due to a valuation allowance on deferred tax assets (principally related to net operating loss carryforwards), no benefits for income taxes were necessary for the three-month periods of 2003 and 2002.

Note 3: Income (Loss) Per Share Net loss applicable to common stock is computed by adjusting net loss by the amount of preferred stock dividends. Basic loss per common share is based upon net loss applicable to common stock and the weighted average number of common shares outstanding during each period. All potentially dilutive securities were antidilutive for all periods presented.

For the three months ended March 31, 2003, our Board of Directors did not declare and we did not pay the regular quarterly dividends of $.8125 on our Series 2 $3.25 Convertible Class C preferred stock. Dividends in arrears at March 31, 2003, was $7.6 million. Also our Board of Directors did not declare and we did not pay the January 1, 2003 regular dividend on our Series B 12% Convertible, Cumulative preferred stock. Dividends in arrears related to the Series B 12% Convertible, Cumulative preferred stock at March 31, 2003, was $.8 million. In addition, dividends in arrears at March 31, 2003, related to our Series D 6% Cumulative, Convertible Class C preferred stock was $.1 million.

The following table sets forth the computation of basic and diluted loss per share:

(Dollars in thousands, except per share amounts)
Three Months Ended March 31,
2003	2002
Net loss	$(1,825)	$(224)
Preferred stock dividend requirements	(567)	(567)
Net loss applicable to common stock	$(2,392)	$(791)
Weighted - average shares	11,992,720	11,933,696
Basic and diluted loss per common share:
Loss from continuing operations before cumulative effect of accounting change	$(.20)	$(.05)
Loss from discontinued operations, net	-	(.09)
Cumulative effect of accounting change	-	.07
Net loss applicable to common stock	$(.20)	$(.07)

Note 4: Stockholders' Equity

The table below provides detail (in thousands) of activity in the stockholders' equity accounts for the three months ended March 31, 2003:
Common Stock Shares	Non-Redeemable Preferred Stock	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock-Preferred	Treasury Stock-Common	Total

Balance at December 31, 2002		15,236	$34,427	$1,524	$54,503	$(1,859)	$(71,824)	$(200)	$(16,068)	$503
Net loss							(1,825)			(1,825)
Reclassification to operations						72				72
Total comprehensive loss										(1,753)
Issuance of 450,000 shares of common stock		450		45	1,526					1,571
Exercise of stock options		6			6					6
Conversion of 30 shares of redeemable preferred stock to common stock		1			3					3
Balance at March 31, 2003	(1)	15,693	$34,427	$1,569	$56,038	$(1,787)	$(73,649)	$(200)	$(16,068)	$330

(1) Includes 3,272 shares of the Company's Common Stock held in treasury. Excluding the 3,272 shares held in treasury, the outstanding shares of the Company's Common Stock at March 31, 2003 were 12,421.

Note 4: Stockholders' Equity (continued)

Sale of Common Stock

 Effective March 25, 2003, we completed a private placement of 450,000 shares of our common stock and a five year warrant to purchase up to 112,500 shares of our common stock at an exercise price of $3.49 per share, subject to anti-dilution adjustments under certain conditions. The total price paid to us for the shares of common stock and the warrant was approximately $1.6 million. The average closing price of our common stock over the 30-day period prior to the transaction was $3.49.

 Stock Options

 As of March 31, 2003, we have several Qualified and Non-Qualified Stock Option Plans. We account for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based compensation cost is reflected in net loss for the three months ended March 31, 2003 and 2002 and no options were granted under those plans during these periods.

 The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation. The fair value for the underlying options was estimated at their respective date of grant using a Black-Scholes option pricing model.

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
Three Months Ended March 31
2003	2002
(In Thousands)
Net loss applicable to common stock, as reported	$(2,392)	$(791)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(152)	(157)
Pro forma net loss applicable to common stock	$(2,544)	$(948)
Net loss per share:
Basic and diluted-as reported	$(.20)	$(.07)
Basic and diluted-pro forma	$(.21)	$(.08)

Note 5: Segment Information
Three Months Ended March 31,
2003	2002
(in thousands)
Net sales:
Chemical	$42,726	$35,358
Climate Control	27,552	31,500
Other	1,232	1,233
	$71,510	$67,920
Gross profit: (1)
Chemical	$119	$2,724
Climate Control	8,343	8,802
Other	429	489
	$8,891	$12,015
Operating profit (loss): (2)
Chemical	$(1,756)	$848
Climate Control	2,228	3,414
	472	4,262
General corporate expenses and other business operations, net	(1,238)	(1,753)
Interest expense	(1,425)	(2,744)
Benefit from termination of firm sales and purchase commitments-Chemical	366	210
Loss from continuing operations before cumulative effect of accounting change	$(1,825)	$(25)

(1) Gross profit by industry segment represents net sales less cost of sales.

(2) Operating profit (loss) by industry segment represents operating income (loss) plus other income and other expense plus general corporate expenses and other business operations, net. In computing operating profit (loss) from continuing operations, none of the following items have been added or deducted: general corporate expense and other business operations, interest expense, benefit from termination of firm sales and purchase commitments, income taxes, results from discontinued operations or cumulative effect of accounting change.

Note 6: Comprehensive Income (Loss) We present comprehensive income (loss) in accordance with Financial Accounting Standard No. 130 "Reporting Comprehensive Income" ("SFAS 130"). The provisions of SFAS 130 require us to classify items of other comprehensive income (loss) in the financial statements and display the accumulated balance of other comprehensive income (loss) separately from accumulated deficit and capital in excess of par value in the stockholders' equity section of the balance sheet. Other comprehensive income (loss) is detailed below.
Three Months Ended March 31,
2003	2002
(in thousands)
Net loss	$(1,825)	$(224)
Reclassification to operations for derivative financial instrument	72	72
Total comprehensive loss	$(1,753)	$(152)

Note 7: Contingencies

 Legal Matters

Following is a summary of certain legal actions involving the Company:

Our operations are subject to numerous environmental laws ("Environmental Laws") and to other federal, state and local laws regarding health and safety matters ("Health Laws"). In particular, the manufacture and distribution of chemical products are activities which entail environmental risks and impose obligations under the Environmental Laws and the Health Laws, many of which provide for substantial fines and criminal sanctions for violations. There can be no assurance that material costs or liabilities will not be incurred by us in complying with such laws or in paying fines or penalties for violation of such laws. The Environmental Laws and Health Laws and enforcement policies thereunder relating to our Chemical Business have in the past resulted, and could in the future result, in penalties, cleanup costs, or other liabilities relating to the handling, manufacture, use, emission, discharge or disposal of pollutants or other substances at or from our facilities or the use or disposal of certain of its chemical products. Historically, significant expenditures have been incurred by our Chemical Business at the El Dorado, Arkansas plant (the "El Dorado Facility") in order to comply with the Environmental Laws and Health Laws. Our Chemical Business could be required to make significant additional site or operational modifications at this or other facilities involving substantial expenditures. In addition, if we should decide to no longer operate the El Dorado Facility and if such facility is retired, we may be required to continue to operate discharge water equipment, the cost and timing of which is unknown.

Discharge Water Permit for El Dorado, Arkansas Plant

 Our Chemical Business' El Dorado Facility generates process water discharge consisting of cooling tower and boiler blowdown streams, contact storm water (rainfall inside the plant area which picks up contaminants), and miscellaneous spills and leaks from process equipment. This process water has historically been collected and transported to a small pond for pH adjustment and then to a large pond for biological oxidation. Primary contaminants are ammonia and nitrate and sulfate compounds.

The process water discharge and storm water run off ("Discharge Water") are governed by a State permit renewed every five (5) years. The current permit expired in 1995, and the State was preparing to issue the facility a new permit in early 1997, which included much more stringent limits which the current treatment system could not meet. Negotiations were held with the Director of the State agency in March, 1997, and he agreed to a formal Consent Administrative Order ("CAO") in September, 1998. The CAO contained certain deadlines for the completion of activities at the El Dorado Chemical Company ("EDC") plant site pending issuance of a new permit. The Arkansas Department of Environmental Quality ("ADEQ") did not timely issue the permit and agreed to extend the CAO deadlines. In June 2002 a formal amendment to the CAO, executed by ADEQ and EDC, became effective, which extended the compliance date until three (3) years after the effective date of the renewal permit. A renewal permit was issued by the ADEQ, included new, more restrictive permit limits which EDC does not believe it would be able to comply with. Counsel advised us that he does not believe that the permit as issued applies, or correctly applies, the applicable effluent guidelines for fertilizer facilities, resulting in permit effluent restrictions which are far more restrictive than required by the guidelines and which would not be feasible for EDC to achieve. EDC also believes that the permit, as issued, contains other material obligations which would not be feasible for EDC to implement. EDC appealed the permit to the Arkansas Pollution Control & Ecology Commission ("Commission") and the permit will not become effective until the appeal to the Commission is resolved. EDC and ADEQ have agreed to suspend the appeal proceedings temporarily and to attempt to negotiate mutually acceptable revisions to the permit. At the request of EDC, ADEQ has assigned a more experienced engineer to the project to facilitate the negotiations. These negotiations have resulted in an agreement in principle between the ADEQ Water Division Chief and EDC which provides for the application of the effluent guidelines in a manner that is acceptable to EDC. We believe these negotiations will result in a permit that will provide EDC appropriate credits for storm water. Based on estimates and calculations made by EDC's engineering consultant, we believe that, based on the current agreement in principle, the new permit will require additional expenditures, estimated to be approximately $3.6 million, which will be expended over a period of three to four years. If, not withstanding the agreement in principle, EDC is unable to obtain appropriate modifications to the permit, either through negotiations, appeal to the Commission, or through court proceedings, based on our current liquidity and information currently available to us, we do not believe that EDC will be able to comply with the terms of the permit or have the necessary liquidity to make all of the capital improvements required to comply with the permit's terms. An inability to obtain satisfactory modifications to the permit could result in EDC having either to substantially reduce the operations of the El Dorado Facility or to sell the El Dorado Facility, either of which could have a material adverse effect on its financial condition and may result in the recognition of impairment of certain long-lived assets and may result in an event of default in other material contracts. For the three months ended March 31, 2003 and 2002, EDC's net sales from the El Dorado Facility were approximately $22 million and $20.6 million, respectively.

The CAO recognizes the presence of ammonium nitrate contamination in the shallow groundwater, and requires EDC to undertake onsite bioremediation. The bioremediation has not proven to be effective, and EDC is currently undertaking a comprehensive evaluation of the shallow groundwater trends in contamination reduction and movement. The final remedy, if any, for shallow groundwater contamination will be selected in the future. There are no known users of this shallow groundwater in the area, and preliminary risk assessments have not identified any risk that would require additional remediation. As of March 31, 2003, no amounts have been reserved for loss, if any, associated with the matter as loss is not estimable.

The CAO included a $183,700 penalty assessment of which $125,000 was satisfied over five years by expenditures of $25,000 per year for discharge minimization activities. An additional $57,000 was satisfied by funding approved supplemental environmental projects. The monetary civil penalty payment of $1,700 has been paid.

Draining of Equalization Pond at the El Dorado, Arkansas Plant

 In September 2001, in response to a maintenance emergency and to prevent an uncontrolled release, the large equalization pond located at our Chemical Business' El Dorado, Arkansas manufacturing facility was drained as a result of a weld break in the pond's underground discharge pipe. After the break occurred, it was determined to allow water to be released through the valve into the permitted discharge to avoid erosion of a levy, to permit monitoring and sampling of Discharged Water, and to direct the discharge to the permitted outfall. No adverse environmental conditions were noted because of the discharge, however, the sustained discharge was out of compliance with the mass effluent limits contained in the permit. EDC's environmental compliance manager determined that proper procedure would be to notify ADEQ in the month end report. The ADEQ disagreed and took the position that they should have been notified immediately. In April 2002, EDC and the ADEQ entered into a Consent Administrative Order to settle any civil penalty claims relating to this discharge event whereby EDC paid a $50,000 civil penalty to the ADEQ and agreed to spend another $50,000 on supplemental environmental projects of which $35,000 has been spent.

EDC and two EDC employees received letters dated April 4, 2002, from the United States Attorney's office in Fort Smith, Arkansas indicating that a criminal charge could be brought against EDC and the two employees as a result of the draining of the equalization pond. The letter further requested that the recipients, through counsel, contact the Assistant United States Attorney ("AUSA"). EDC has retained counsel and has arranged for counsel for the two employees. In discussions between such counsel and the AUSA, the AUSA expressed satisfaction that EDC and the employees responded promptly to the letters, and indicated that he desired a communication with EDC to ensure that EDC was adequately addressing its environmental obligations. In further discussions with the AUSA, the AUSA suggested that the Company and the individuals settle any claims by pleading to a misdemeanor violation in connection with Discharge Water permit violations resulting from the release of Discharge Water from the large equalization pond. EDC declined to plead to the misdemeanor violation. EDC is engaging in discussions with the AUSA in an attempt to resolve the above concerns.

Consent Order for the Hallowell, Kansas Facility

 In April 2002, Slurry Explosive Corporation ("SEC") entered into a Consent Administrative Order ("Slurry Consent Order") with the Kansas Department of Health and Environment ("KDHE"), regarding SEC's Hallowell, Kansas manufacturing facility ("Hallowell Facility"). The Slurry Consent Order states that there exists soil and groundwater contamination and there exists surface water contamination in the strip pit adjacent to the Hallowell Facility. There are no known users of the groundwater in the area. The adjacent strip pit is used for fishing. The Slurry Consent Order also provides that SEC has not verified the presence of such contaminants. Under the terms of the Slurry Consent Order, SEC is required a) to submit an environmental assessment work plan to the KDHE for review and approval, b) to agree with the KDHE as to any required corrective actions to be performed at the Hallowell Facility, and c) to provide reports to the KDHE. A draft work plan was submitted to the KDHE. SEC has received KDHE's comments on the draft work plan, and SEC agreed to expand the sampling to include additional interconnected strip pits. SEC and KDHE jointly conducted sampling of an adjacent strip pit. The results of such sampling indicated elevated levels of nitrate compounds, ammonia and perchlorate. Additional surface water sampling was performed with the results showing little or no ammonium perchlorate contamination in outlying ponds. Groundwater samples were recently taken, the results of which are not yet available. We believe, although there can be no assurance, that compliance by SEC with the anticipated Slurry Consent Order will not have a material adverse effect on the Company. In connection with the sale of all of the operating assets of SEC and UTeC, subsidiaries of the Company, in December 2002, UTeC leased the Hallowell Facility to the buyer under a long-term lease agreement. However, SEC retained the obligation to perform the required activities under the Slurry Consent Order relating to environmental conditions existing at the time of the closing.

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

As part of ADEQ's investigation of an application filed by EDC for a permit modification relating to the sulfuric acid plant, ADEQ initiated an inquiry regarding historical equipment upgrades and repairs at the sulfuric acid plant, and whether any of those modifications should have been reviewed under the Prevention of Significant Deterioration regulations, 40 CFR 52.21 ("PSD Rules"). ADEQ and EDC have entered into negotiations in an attempt to compromise and resolve a potential dispute as to whether PSD Rules should apply to El Dorado's sulfuric acid plant. These negotiations have resulted in the drafting of language added to the draft Air CAO that would resolve any possible regulatory PSD Rule violations associated with the sulfuric acid plant through the implementation of additional emission controls at that plant. The ADEQ enforcement director who is negotiating this issue has requested EDC to examine, within a 180-day period, the technology alternatives to achieve the agreed-upon emission reductions. After such 180-day period, the Air CAO would be finalized by identifying the agreed-upon emission reduction technology. This matter remains in negotiations and there are no assurances of the ultimate outcome. Although we do not anticipate that these negotiations will result in a substantial adverse impact on our operations and/or liquidity, it is not possible to determine the ultimate outcome.

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

Investigation into these claims has just begun. EDC's wastewater discharge contains elevated levels of ammonia and nitrogen. However, monitoring wells around its treatment ponds indicate little, if any, impact on the shallow groundwater. At this point, EDC has no information which would substantiate any property damage sustained by the plaintiff's which would relate to EDC's activities. EDC will continue its investigation into this matter. We have put our insurance carrier on notice of this claim. Such insurance has a $.5 million deductible. As of March 31, 2003, no amounts have been reserved for loss, if any, associated with the matter as loss is not presently probable nor estimable.

License Revocation Order

In February 2002, due to certain alleged violations of explosives storage and related regulations, the government regulator, the Bureau of Alcohol, Tobacco and Firearms ("BATF"), issued an order revoking the manufacturing license of SEC for its Hallowell Facility to produce certain mining products and confiscated certain high explosives inventory. The cost of which was not significant. The license revocation order was upheld by an administrative law judge after an administrative trial. In addition, we received grand jury subpoenas from the U.S. Attorney's office of Wichita, Kansas requesting business records of SEC. We have complied with such subpoenas.

Mold Damage Claim

On or about April 21, 2003, a fan coil customer of one of our subsidiaries, International Environmental Corporation ("IEC") filed a complaint with the Hawaii State Court seeking unspecified damages, interest and attorney fees against IEC and over 15 other codefendants unaffiliated with IEC, related to mold growth occurring in a hotel. The numerous defendants represent nearly all aspects of the design, supply or construction of the hotel. IEC has not been formally served as of this date. Plaintiff alleges that the hotel was forced to close and renovate the guest rooms on the top sixteen floors as a result of extensive mold growth alleged to have been caused by numerous defects in the design and construction of the hotel. The complaint alleges that the fan coil units supplied by IEC caused or contributed to the mold growth. Initial investigation indicates that IEC did not engineer or design the HVAC system, and that IEC offered fan coil models that provided better humidity control, but the customer decided not to purchase these models for this hotel. IEC will deny the allegations made against it in this litigation and intends vigorously to contest this matter. IEC's insurance carrier has been placed on notice of this claim, and the insurance carrier is expected to retain counsel to represent IEC in this case once IEC is formally served. Depending on the date of occurrence, IEC's insurance policy has either a $100,000 or $150,000 deductible.

Other

 We have a long-term contract to supply industrial-grade ammonium nitrate to a third party under a cost-plus arrangement. This arrangement provides for cost reimbursement based on our actual cost. At March 31, 2003, we had recognized a net receivable from this customer while the customer claims we have billed an amount in excess of allowable operating costs, the differential of which approximates $1 million. We intend to vigorously pursue collection of the receivable while denying the customer's claim. At March 31, 2003, we believe this net receivable is fully collectible. In addition, a reserve has not been provided related to the claim; however, the ultimate outcome of this matter cannot presently be predicted with certainty.

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

Note 8: Long-Term Debt Our wholly-owned subsidiary ClimaChem, Inc., ("ClimaChem") and its subsidiaries are parties to a $50 million credit facility (the "Working Capital Revolver Loan") that matures in 2005. Outstanding borrowings under the Working Capital Revolver Loan were $34.4 million as of March 31, 2003 ($27.2 million at December 31, 2002). At March 31, 2003, the amount available for additional borrowing under the Working Capital Revolver Loan was $7 million, based on eligible collateral. The Working Capital Revolver Loan accrues interest at a base rate (generally equivalent to the prime rate) plus 2% or LIBOR plus 4.5%. The effective rate at March 31, 2003 was 5.99%.

The Working Capital Revolver Loan required ClimaChem to maintain quarterly earnings before interest, taxes, depreciation and amortization ("EBITDA") for

ClimaChem and its Climate Control Business on a trailing twelve-month basis, of $12.3 million and $10 million, respectively, measured as of March 31, 2003. ClimaChem and its Climate Control Business's EBITDA (as defined) for the twelve-month period ended March 31, 2003 was in excess of the required amounts. The Working Capital Revolver Loan requires ClimaChem to maintain quarterly EBITDA, as defined, for ClimaChem and its Climate Control Business on a trailing twelve-month basis of $13.4 million and $10 million, respectively, measured as of June 30, 2003, $13.5 million and $10 million, respectively, measured as of September 30, 2003, and $12.5 million and $10 million, respectively, measured as of December 31, 2003. For the fiscal quarters ending after December 31, 2003, the EBITDA requirement shall be determined based on ClimaChem's forecasted financial statements, however, if ClimaChem and the provider of the Working Capital Revolver Loan can not reach an agreement, the EBITDA requirement for ClimaChem shall not be less than $15 million. The Working Capital Revolver Loan also requires ClimaChem to achieve an annual fixed charge coverage ratio of at least 1 to 1 and limits capital expenditures, as defined, to $11.2 million measured quarterly on a trailing twelve month basis. The Working Capital Revolver Loan requires that ClimaChem's excess availability, as defined, equal an amount not less than $.5 million. It also requires ClimaChem's excess availability, as defined, equal an amount not less than $1.5 million on the date of the periodic interest payments due on its 10-3/4% Senior Unsecured Notes due 2007 (discussed below) and interest due on certain debt issued pursuant to a financing arrangement (discussed below). The Working Capital Revolver Loan also contains covenants that, among other things, limit the borrowers' ability to: (a) incur additional indebtedness, (b) incur liens, (c) make restricted payments or loans to affiliates who are not borrowers, (d) engage in mergers, consolidations or other forms of recapitalization, (e) dispose of assets, or (f) repurchase ClimaChem's 10-3/4% Senior Unsecured Notes. The Working Capital Revolver Loan also requires all collections on accounts receivable be made through a bank account in the name of the lender or their agent.

In order to fund the repurchase of Senior Unsecured Notes at a substantial discount to the face value, ClimaChem entered into a Financing Agreement with certain lenders.

Pursuant to the terms of the Financing Agreement, the lenders loaned $35 million to ClimaChem (the "Loans"). In December 2002, ClimaChem prepaid $3.5 million of the Loans. The Loans mature on June 30, 2005, and bear interest at 10 1/2% per annum (cash interest), payable quarterly. Additional interest of 5 1/2% is payable either at maturity or upon prepayment.

The financing transaction was accounted for as a debt restructuring in May 2002 and the implied gain relating to this transaction was deferred and all of the future interest payments associated with the Loans has been recognized in long-term debt. All future interest payments on the Loans will be charged against the debt balance presently accrued on the balance sheet. At March 31, 2003, the carrying amount of long-term debt owed the Lenders is $45.5 million which includes $13.8 million interest due on the Loans through maturity. Of this, interest of $3.4 million is included in current portion of long-term debt at March 31, 2003.

Approximately $1.8 million of the proceeds of the Loans was used to fund a cash collateral account. The cash collateral will be available to ClimaChem at the earlier of (a) the date the Loans are paid in full or (b) November 23,

2003 so long as no default or event of default is then continuing. Therefore the $1.8 million is classified as restricted cash and is included in current assets at March 31, 2003.

The Financing Agreement required ClimaChem to maintain quarterly EBITDA, as defined, for ClimaChem and its Climate Control Business on a trailing twelve-month basis of $12.3 million and $10 million, respectively, measured as of March 31, 2003. ClimaChem and its Climate Control Business's EBITDA, as defined, for the twelve-month period ended March 31, 2003 was in excess of the required amounts. The Financing Agreement requires ClimaChem to maintain quarterly EBITDA, as defined, for ClimaChem and its Climate Control Business on a trailing twelve-month basis of the same amounts required under the Working Capital Revolver Loan as discussed above. Additionally, for quarters ending after December 31, 2002, if ClimaChem fails to maintain EBITDA, as defined, on a trailing twelve-month basis of at least $12 million (a "Trigger Event"), then within 210 days of the end of such quarter, ClimaChem shall pay the Lenders an amount equal to 33.3% ($10.6 million as of March 31, 2003) of then outstanding principal of the Loans plus related cash and additional interest. However, if ClimaChem maintains EBITDA on a trailing twelve-month basis of at least $12 million as of the end of each of the two quarters immediately following the Trigger Event, then within 210 days of such Trigger Event, ClimaChem shall pay the Lenders an amount equal to 10% ($3.2 million as of March 31, 2003) of then outstanding principal of the Loans plus related cash and additional interest.

 The Financing Agreement also requires ClimaChem to achieve an annual fixed charge coverage ratio of at least 1 to 1 and limits annual capital expenditures, as defined, to $11.2 million measured quarterly on a trailing twelve-month basis. The Financing Agreement also contains covenants that, among other things, limit ClimaChem's ability to: (a) incur additional indebtedness, (b) incur liens, (c) provide certain guarantees (d) engage in mergers, consolidations or other forms of recapitalization and (e) dispose of assets. The Lenders may, upon an event of default as defined, terminate the Financing Agreement and demand the balance outstanding due and payable in full.

On March 3, 2003, ClimaChem obtained a term loan from the Working Capital lender of $.8 million collateralized by equipment. The proceeds of the loan were used to reduce the then outstanding balance on the Working Capital Revolver. Since this loan is subject to the same subjective acceleration clause as the Working Capital Revolver Loan, it is also classified as current debt.

On March 24, 2003, a subsidiary of the Company obtained a term loan of $.8 million collateralized by equipment. The proceeds of the loan were used to reduce debt ($.2 million) and provide additional working capital for ClimaChem ($.6 million).

In 1997, ClimaChem completed the sale of its 10-3/4% Senior Unsecured Notes due 2007 (the "Notes"). The Notes bear interest at an annual rate of 10-3/4% payable semiannually in arrears on June 1 and December 1 of each year. The Notes are senior unsecured obligations of ClimaChem and rank equal in right of payment to all existing and future senior unsecured indebtedness of ClimaChem and its subsidiaries. The Notes are effectively subordinated to all existing and future secured indebtedness of ClimaChem. The outstanding principal balance of the Notes due to unrelated third parties was $18.3 million at March 31, 2003.

ClimaChem owns substantially all of the companies comprising our Chemical and Climate Control Businesses. ClimaChem is a holding company with no significant assets (other than the notes receivable from us), or operations other than its investments in its subsidiaries, and each of its subsidiaries is wholly-owned, directly or indirectly, by ClimaChem. ClimaChem's payment obligations under the Notes are fully, unconditionally and joint and severally guaranteed by all of the existing subsidiaries of ClimaChem, except for El Dorado Nitric Co. and its subsidiaries ("EDNC") ("Non-Guarantor Subsidiaries").

Set forth below is consolidating financial information of ClimaChem's Guarantor Subsidiaries, the Non-Guarantor Subsidiaries, which are not guarantors, and ClimaChem.

Note 8: Long-Term Debt (continued)
ClimaChem, Inc. Condensed Consolidating Balance Sheet As of March 31, 2003 (In thousands)
Combined Guarantor Subsidiaries	Consolidated Non- Guarantor Subsidiaries	ClimaChem, Inc. (Parent)	Eliminations	Consolidated
Assets
Current assets:
Cash	$202		$27		$229
Restricted cash	-		1,838		1,838
Trade accounts receivable, net	36,893	$3,925	51		40,869
Inventories	29,059	169	-		29,228
Supplies and prepaid items	3,261	23	1,468		4,752
Deferred income taxes	-	-	3,520	$(520)	3,000
Total current assets	69,415	4,117	6,904	(520)	79,916
Property, plant and equipment, net	65,863	2,033	110		68,006
Due from LSB and affiliates	-	-	14,708		14,708
Investment in and advances to affiliates	-	-	99,093	(99,093)	-
Receivable from Parent	-	12,200	-	(12,200)	-
Other assets, net:
Deferred income taxes	-	-	2,701	(435)	2,266
Other	9,820	39	1,466		11,325
	$145,098	$18,389	$124,982	$(112,248)	$176,221

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$18,158	$3,312	$365		$21,835
Accrued liabilities	12,967	2,254	1,400		16,621
Due to LSB and affiliates, net	-	-	7,598		7,598
Deferred income taxes	520	-	-	$(520)	-
Current portion of long-term debt	2,690	353	36,923		39,966
Total current liabilities	34,335	5,919	46,286	(520)	86,020
Long-term debt	4,902	1,471	64,949		71,322
Deferred income taxes	435	-	-	(435)	-
Due to LSB	-	-	3,183		3,183
Other noncurrent liabilities	2,463	4,456	-		6,919
Payable to Parent	54,142	-	-	(54,142)	-

Stockholders' equity:
Common stock	64	1	1	(65)	1
Capital in excess of par value	79,217	-	12,652	(79,217)	12,652
Accumulated other comprehensive loss	-	(1,787)	-		(1,787)
Retained earnings (accumulated deficit)	(30,460)	8,329	(2,089)	22,131	(2,089)
Total stockholders' equity	48,821	6,543	10,564	(57,151)	8,777
	$145,098	$18,389	$124,982	$(112,248)	$176,221

Note 8: Long-Term Debt (continued)
ClimaChem, Inc. Condensed Consolidating Balance Sheet As of December 31, 2002 (In thousands)
Combined Guarantor Subsidiaries	Consolidated Non- Guarantor Subsidiaries	ClimaChem, Inc. (Parent)	Eliminations	Consolidated
Assets
Current assets:
Cash	$410		$950		$1,360
Restricted cash	-		1,838		1,838
Trade accounts receivable, net	29,515	$3,166	39		32,720
Inventories	25,947	119	-		26,066
Supplies and prepaid items	4,007	24	1,309		5,340
Deferred income taxes	-	-	3,520	$(520)	3,000
Total current assets	59,879	3,309	7,656	(520)	70,324
Property, plant and equipment, net	66,321	2,017	61		68,399
Due from LSB and affiliates	-	-	14,648		14,648
Investment in and advances to affiliates	-	-	89,977	(89,977)	-
Receivable from Parent	-	10,185	-	(10,185)	-
Other assets, net:
Deferred income taxes	-	-	2,101	(435)	1,666
Other	9,534	41	1,716		11,291
	$135,734	$15,552	$116,159	$(101,117)	$166,328
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$19,747	$2,736	$287		$22,770
Accrued liabilities	12,993	1,061	1,059		15,113
Due to LSB and affiliates, net	-	-	4,679		4,679
Deferred income taxes	520	-	-	$(520)	-
Current portion of long-term debt	2,190	353	29,490		32,033
Total current liabilities	35,450	4,150	35,515	(520)	74,595
Long-term debt	4,984	1,559	65,782		72,325
Deferred income taxes	435	-	-	(435)	-
Due to LSB	-	-	3,183		3,183
Other noncurrent liabilities	2,547	3,858	-		6,405
Payable to Parent	42,681	-	-	(42,681)	-
Stockholders' equity:
Common stock	64	1	1	(65)	1
Capital in excess of par value	77,678	-	12,652	(77,678)	12,652
Accumulated other comprehensive loss	-	(1,859)	-		(1,859)
Retained earnings (accumulated deficit)	(28,105)	7,843	(974)	20,262	(974)
Total stockholders' equity	49,637	5,985	11,679	(57,481)	9,820
	$135,734	$15,552	$116,159	$(101,117)	$166,328

Note 8: Long-Term Debt (continued)
ClimaChem, Inc. Condensed Consolidating Statement of Operations Three Months Ended March 31, 2003 (In thousands)
Combined Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	ClimaChem, Inc. (Parent)	Eliminations	Consolidated
Net sales	$60,726	$9,552			$70,278
Cost of sales	53,593	8,558	$205	$(1)	62,355
Gross profit (loss)	7,133	994	(205)	1	7,923
Selling, general and administrative	8,777	112	354	(2)	9,241
Operating income (loss)	(1,644)	882	(559)	3	(1,318)
Other income (expense):
Interest and other income (expense), net	176	(74)	2,882	(2,539)	445
Benefit from termination of firm sales commitments	366	-	-		366
Interest expense	(2,631)	(11)	(1,102)	2,536	(1,208)
Income (loss) from continuing operations before benefit (provision) for income taxes	(3,733)	797	1,221	-	(1,715)
Equity in losses of subsidiaries	-		(1,869)	1,869	-
Benefit (provision) for income taxes	1,378	(311)	(467)		600
Net income (loss)	$(2,355)	$486	$(1,115)	$1,869	$(1,115)

Note 8: Long-Term Debt (continued)
ClimaChem, Inc. Condensed Consolidating Statement of Operations Three Months Ended March 31, 2002 (In thousands)
Combined Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	ClimaChem, Inc. (Parent)	Eliminations	Consolidated
Net sales	$58,361	$8,326			$66,687
Cost of sales	48,396	7,421	$165	$(1)	55,981
Gross profit (loss)	9,965	905	(165)	1	10,706
Selling, general and administrative	8,056	80	900	(2)	9,034
Operating income (loss)	1,909	825	(1,065)	3	1,672
Other income (expense):
Interest and other income (expense), net	119	(74)	3,142	(2,833)	354
Benefit from termination of firm purchase commitments	210	-	-		210
Interest expense	(2,781)	(16)	(2,575)	2,830	(2,542)
Income (loss) from continuing operations before benefit for income taxes	(543)	735	(498)	-	(306)
Equity in losses of subsidiaries	-	-	(867)	867	-
Benefit for income taxes	-	-	519		519
Loss from discontinued operations, net	(1,059)	-	-		(1,059)
Net income (loss)	$(1,602)	$735	$(846)	$867	$(846)

Note 8: Long-Term Debt (continued)
ClimaChem, Inc. Condensed Consolidating Statement of Cash Flows Three Months Ended March 31, 2003 (In thousands)
Combined Guarantor Subsidiaries	Consolidated Non- Guarantor Subsidiaries	ClimaChem, Inc. (Parent)	Eliminations	Consolidated
Cash flows provided (used) by operating activities	$(12,912)	$2,176	$1,927		$(8,809)
Cash flows from investing activities:
Capital expenditures	(1,762)	(74)	(61)		(1,897)
Proceeds from sales of property and equipment	21	-	-		21
Other assets	(349)	1	116		(232)
Net cash provided (used) by investing activities	(2,090)	(73)	55		(2,108)
Cash flows from financing activities:
Payments on long-term debt	(133)	(88)	(835)		(1,056)
Long-term and other borrowings	-	-	800	-	800
Net change in revolving debt	530	-	6,635		7,165
Net change in due to/from LSB and affiliates	-	-	2,877		2,877
Advances to/from affiliates	14,397	(2,015)	(12,382)		-
Net cash provided (used) by financing activities	14,794	(2,103)	(2,905)		9,786
Net decrease in cash and cash equivalents from all activities	(208)	-	(923)		(1,131)
Cash and cash equivalents at the beginning of period	410	-	950		1,360
Cash and cash equivalents at the end of period	$202	$-	$27		$229

Note 8: Long-Term Debt (continued)
ClimaChem, Inc. Condensed Consolidating Statement of Cash Flows Three Months Ended March 31, 2002 (In thousands)
Combined Guarantor Subsidiaries	Consolidated Non- Guarantor Subsidiaries	ClimaChem, Inc. (Parent)	Eliminations	Consolidated
Cash flows provided by continuing operating activities	$3,118	$2,354	$503	$5,975
Cash flows from investing activities:
Capital expenditures	(964)	(201)	(2)	(1,167)
Proceeds from sales of property and equipment	5	-	-	5
Other assets	(151)	1	(232)	(382)
Net cash used by investing activities	(1,110)	(200)	(234)	(1,544)
Cash flows from financing activities:
Payments on long-term debt	(961)	(88)	(3)	(1,052)
Net change in revolving debt	1,680	-	(4,870)	(3,190)
Net change in due to/from LSB and affiliates	-	-	167	167
Advances to/from affiliates	(3,207)	(1,213)	4,420	-
Net cash used by financing activities	(2,488)	(1,301)	(286)	(4,075)
Net cash provided by discontinued operations	727	-	-	727
Net increase (decrease) in cash and cash equivalents from all activities	247	853	(17)	1,083
Cash and cash equivalents at the beginning of period	264	16	29	309
Cash and cash equivalents at the end of period	$511	$869	$12	$1,392

Note 9: Product Warranty Our Climate Control Business sells equipment that has an expected life, under normal circumstances and use, that extends over several years. As such, we provide warranties after equipment delivery/installation covering defects in materials and workmanship.

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

The carrying amount of the product warranty obligation is as follows:
Three Months Ended March 31,
2003	2002
(in thousands)
Balance at beginning of period	$1,922	$2,558
Add: Charged to costs and expenses	213	235
Deduct: Costs incurred	(240)	(294)
Balance at end of period	$1,895	$2,499

Note 10: Discontinued Operations In December 2002, Slurry Explosive Corporation ("SEC") and Universal Tech Corporation ("UTeC"), each an indirect, wholly owned subsidiary of the Company collectively, the "Sellers" consummated the sale (the "Sale") of all of their operating assets to four wholly owned subsidiaries of Energetic Systems Inc., LLC (collectively, the "Buyers"), pursuant to the terms of an Asset Purchase Agreement (the "Purchase Agreement"). The assets sold by the Sellers comprised all of the explosives manufacturing and distribution business within our Chemical Business.

Operating results of the discontinued operations for the three months ended March 31, 2002 included net sales of $3.2 million and a net loss of $1.1 million.

 Note 11: Recently Issued Pronouncements In January 2003, the FASB issued Interpretation No. 46 ("FIN 46") "Consolidation of Variable Interest Entities." FIN 46 addresses the consolidation by certain companies of variable interest entities which meet certain characteristics. In January 2003, FIN 46 became effective for variable interest entities created or in which an enterprise obtains an interest after January 31, 2003. FIN 46 is effective for the Company on July 1, 2003 for variable interest entities in which we hold a variable interest acquired before February 1, 2003. The Company and its subsidiaries have not provided a residual value guarantee on the value of the equipment related to a subsidiary's long-term leverage lease of a nitric acid plant in Baytown, Texas and provided to Bayer Corporation certain of the benefits of the fixed-price purchase option in 2009. Accordingly, we do not expect, under our current interpretation of FIN 46, to be required to consolidate the special purpose entity involved with the Baytown leveraged lease. We have not yet determined other impacts, if any, of FIN 46 upon our financial statements.

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

Also in July 2001, the FASB issued Statement No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations" which addresses obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. As used in this Statement, a legal obligation is an obligation that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract or by legal construction of a contract under the doctrine of promissory estopple. We adopted SFAS 143 effective January 1, 2003. Currently, the only impact of SFAS 143 relates to our possible requirement to continue to operate discharge water equipment, if we should decide to no longer operate the chemical plant in El Dorado, Arkansas, the cost and timing of which is presently unknown.

Note 12: Liquidity and Management's Plan We are a diversified holding company and, as a result, depend on credit agreements and our ability to obtain funds from our subsidiaries in order to pay our debts and obligations. Our wholly owned subsidiary, ClimaChem through its subsidiaries, owns substantially all of our core businesses consisting of the Chemical and Climate Control Businesses. Historically ClimaChem's primary cash needs have been for operating expenses, working capital and capital expenditures. ClimaChem and its subsidiaries depend on credit agreements with lenders, internally generated cash flows, and secured equipment financing in order to fund their operations and pay their debts and obligations.

ClimaChem is restricted as to the funds that it may transfer to LSB, the non-ClimaChem companies and certain ClimaChem companies under the terms contained in the Financing Agreement and the Working Capital Revolver Loan. Under the terms, ClimaChem is permitted to distribute funds in the form of (a) advances, loans and investments, in an aggregate amount not to exceed $2 million, at any time outstanding, and (b) distribute or pay in the form of dividends and other distributions an aggregate amount not to exceed, during each year, 50% of ClimaChem's consolidated net income for such year (calculated after deducting all other dividends and distributions made by ClimaChem to us during the year). This limitation will not prohibit payment of amounts due under a Services Agreement, Management Agreement and a Tax Sharing Agreement. ClimaChem did not declare and pay to us a dividend during the three months ended March 31, 2003 and there were no management fees due or paid pursuant to the EBITDA formula in the Management Agreement. At March 31, 2003, ClimaChem owed the Company approximately $10.8 million, including $4.8 million under the Tax Sharing Agreement.

Our ability to maintain an adequate amount of borrowing availability depends on the cash flow from operations, the investing activities and required debt service.

We (and our subsidiaries other than ClimaChem) have limited cash requirements as it relates to debt service and capital expenditures. Principal payments on long-term debt aggregate $2 million for the remainder of 2003 while capital expenditures are essentially discretionary. Our (and our subsidiaries other than ClimaChem) cash flow is expected to be sufficient to meet our cash flow needs during 2003.

Our Summit Machine Tool Manufacturing Corp. ("Summit") subsidiary that is not a subsidiary of ClimaChem finances its Working Capital requirements through borrowings under a credit facility ("Facility") with a different lender than ClimaChem's lender. The Facility is scheduled to mature on April 1, 2004. The Facility provides a revolving line of credit of $.6 million.

On March 3, 2003, ClimaChem obtained a term loan of $.8 million collateralized by equipment. The proceeds of the loan were used to pay down on the Working Capital Revolver.

On March 24, 2003, one of our subsidiaries obtained a term loan of $.8 million collateralized by equipment. The proceeds of the loan were used to pay debt ($.2 million) and provide additional working capital for ClimaChem ($.6 million).

 Effective March 25, 2003, we sold common stock and warrants, proceeds of which aggregated $1.6 million. See Note 4-Stockholders' Equity.

We are actively marketing our chemical plant located in Pryor, Oklahoma. As of the date of this report, no agreement has been reached, but we are in discussions with a possible buyer. If this plant is sold, we intend to use the proceeds from the sale to reduce debt.

ClimaChem and its subsidiaries finance their working capital requirements through borrowings under a $50 million asset-based Working Capital Revolver (See Note 8). The Working Capital Revolver matures in 2005 (see paragraph below) and is secured by receivables, inventories and intangibles of all the ClimaChem entities other than El Dorado Nitric Co. and its subsidiaries. The Working Capital Revolver agreement provides for available advances to ClimaChem based upon specified percentages of eligible accounts receivable and inventories, less a $.5 million reserve against such aggregate availability. As of March 31, 2003, borrowings outstanding under the Working Capital Revolver were $34.4 million and the net credit available for additional borrowings was $7 million based on eligible collateral. The Working Capital Revolver requires that ClimaChem and its Climate Control Business meet certain financial covenants on a quarterly basis and/or an annual basis as discussed in Note 8. Included in the financial covenants is the requirement to maintain quarterly earnings before interest, taxes, depreciation and amortization ("EBITDA") on a trailing twelve-month basis at specified amounts. ClimaChem and its Climate Control Business exceeded the required EBITDA (as defined) amounts for the twelve months ended March 31, 2003. The required EBITDA amounts for each quarterly measurement date in

2003 were set at amounts based upon management's forecasts in the first quarter of 2003 which are presently considered by management to be achievable. However, actual results may be materially different than our forecasts.

Under a lock-box arrangement pursuant to the Working Capital Revolver, ClimaChem's customers remit payments on their accounts directly to the lender and the lender applies such payments to reduce the debt outstanding under the Working Capital Revolver. ClimaChem may request additional borrowings under the Working Capital Revolver, however, one of several conditions (as determined by the lender) precedent to all additional borrowings is that no "material adverse change" (as defined in the Working Capital Revolver) shall have occurred. This provision in the Working Capital Revolver may allow the lender to terminate additional borrowings by ClimaChem and effectively accelerate the scheduled maturity of the debt under conditions that may not be objectively determinable (the "Subjective Acceleration Clause"). Management does not anticipate that the lender will invoke the Subjective Acceleration Clause. In the event that the lender exercised its rights under the Subjective Acceleration Clause in the Working Capital Revolver and terminated additional borrowings, ClimaChem would have no borrowing availability and its plan to obtain the funds needed to meet its obligations as they become due could include a significant curtailment of its operations. If the proceeds from sales of remaining inventories and collections of accounts receivable of the businesses involved did not provide sufficient funds, ClimaChem could be required to sell other key assets. In this event, ClimaChem would be required to obtain working capital financing from other sources for its remaining businesses. There are no assurances that we would be successful in replacing, on a timely basis, the Working Capital Revolver needed to fund ClimaChem's remaining operations.

Based upon the current outlook for the Chemical Business and the Climate Control Business, management expects to maintain adequate borrowing availability under the Working Capital Revolver to meet the working capital requirements during 2003. Due to the current high costs for the Chemical Business feedstocks, natural gas and anhydrous ammonia, management currently expects to utilize the net borrowing availability provided by the Working Capital Revolver at a relatively high level during the second quarter of 2003. After that period of high usage, the borrowing availability is forecasted to increase. The forecast is based upon information currently available. The current outlook is subject to changes in economic conditions as well as market pricing of our products and costs of the various raw materials consumed.

In connection with the repurchase of Senior Unsecured Notes in May 2002, ClimaChem entered into a Financing Agreement with certain Lenders (See Note 8). Borrowings under the Financing Agreement are collateralized by Chemical plants in El Dorado, Arkansas and Cherokee, Alabama. The Financing Agreement requires that ClimaChem and its Climate Control Business meet certain financial covenants on a quarterly and/or annual basis as discussed in Note 8. At March 31, 2003, ClimaChem was in compliance with all the financial covenants. For quarters ending after December 31, 2002, if ClimaChem fails to maintain EBITDA (as defined) on a trailing twelve-month basis of at least $12 million (a "Trigger Event"), then within 210 days of the end of such quarter, ClimaChem shall pay the Lenders an amount equal to 33.3% of then outstanding principal of the Loans ($10.6 million at March 31, 2003) plus related cash and additional interest. However, if ClimaChem maintains EBITDA on a trailing twelve-month basis of at least $12 million as of the end of each of the two quarters immediately following the Trigger Event, then within 210 days of such Trigger Event, ClimaChem shall pay the Lenders an amount equal to 10% ($3.2 million as of March 31, 2003) of then outstanding principal of the Loans plus related cash and additional interest. ClimaChem does not expect that a Trigger Event will occur in 2003. In connection with the closing of the Financing Agreement, the lenders thereunder entered into an Inter-Creditor Agreement with ClimaChem's Working Capital Revolver lenders. The Working Capital Revolver agreement and the Financing Agreement contain cross-default provisions. If the Trigger Event occurs and/or ClimaChem fails to meet the other financial covenants of the Financing Agreement, the lender may declare an event of default, making all or a portion of the debt due on demand. If this should occur, there are no assurances that we would have funds available to pay such amount or that alternative borrowing arrangements would be available. Accordingly, ClimaChem could be required to curtail operations and/or sell key assets as discussed above. These actions could result in the recognition of losses that may be material.

In order to supplement the Working Capital Revolver and the internally generated funds as sources to meet capital requirements, management is currently in discussions with lenders to obtain long-term financing on two Chemical plants. If consummated, the loan proceeds will be used to pay down the Senior Secured Notes and reduce Working Capital Revolver debt. During February 2003, we engaged an investment banker to assist us, on a best effort basis, in arranging financing of the concentrated nitric acid plant on which debt was paid off in 2002. Management is also attempting to secure long-term financing of its Cherokee Nitrogen Plant in Cherokee, Alabama. This plant is currently pledged as part of the collateral for ClimaChem's debt under the Financing Agreement. If this plant is financed, it is anticipated that approximately half of the net proceeds would be used to pay down the Senior Secured Notes and the other half would be used as working capital.

Due to the Company and ClimaChem's previous operating losses and limited borrowing ability under the credit facility then in effect, we discontinued payment of cash dividends on Common Stock for periods subsequent to January 1, 1999, until the Board of Directors determines otherwise. As of March 31, 2003, we have not paid the regular quarterly dividend of $.8125 on the outstanding $3.25 Convertible Exchangeable Class C Preferred Stock Series 2 ("Series 2 Preferred") since June 15, 1999, resulting in approximately $7.6 million in total accrued and unpaid dividends on the Series 2 Preferred. We also did not declare and pay the regular annual dividend of $12.00 on the Series B Preferred since 1999, resulting in $.8 million in accrued and unpaid dividends on the Series B Preferred. In addition, we did not declare and pay the 6% per annum cumulative dividend payable in arrears on the Series D preferred resulting in $.1 million in accrued and unpaid dividends. We do not anticipate having funds available to pay dividends on our stock for the foreseeable future.

Our net cash used by operating activities for the three months ended March 31, 2003 was $8.2 million. Cash used by investing activities included $1.9 million for capital expenditures primarily in the Chemical Business. Cash provided by financing activities included a net increase in revolving debt of $7.3 million, long-term borrowings of $1.6 million and proceeds from the issuance of common stock of $1.6 million offset, in part, by payments on debt of $2 million. As of March 31, 2003, ClimaChem had cash and borrowing availability under the Working Capital Revolver of $7.2 million compared to $7.9 million at December 31, 2002.

For the periods covered by this report, the Climate Control Business has consistently generated a positive cash flow and conversely the Chemical Business has generated a negative cash flow. Approximately 45% of the Chemical Business' sales volume of manufactured product is sold under sales contracts in which the sales price is adjusted for changes in raw material costs. The balance of the sales volume is agricultural nitrogen fertilizer delivered into our freight logical geographical markets at spot prices.

The negative cash flow in the Chemical Business for the three months ended March 31, 2003 is a result of the operating losses in the agricultural nitrogen business of the El Dorado, Arkansas and Cherokee, Alabama plants. Losses in the agricultural nitrogen business have resulted from the selling prices compared to the cost of the raw material feedstocks: natural gas and anhydrous ammonia. This imbalance of selling prices has been due primarily to an oversupply in the market of agricultural nitrogen products of the kind we produce and the inability to pass through the natural gas and ammonia cost increases when they occur. The feedstocks of natural gas and ammonia have historically experienced significant price volatility. Currently, both are significantly higher compared to the same period last year. In March 2003, it appeared that the over supply problem of nitrogen fertilizer had subsided to the point that the outlook for pricing of product in relation to the cost of raw materials had improved. As the agricultural season progresses, it appears that sales prices in the agricultural markets have softened and that, coupled with the higher costs of feedstocks, places pressure on the credit limits and the available working capital. As a result, we are pursuing other sources of working capital to ensure adequate liquidity as discussed above.

Management's plan for the Chemical Business anticipates that the industrial-grade products of El Dorado Chemical and Cherokee Nitrogen that are sold pursuant to long-term cost-plus agreements will continue in 2003 at or about the same volume levels as in 2002. El Dorado and Cherokee's 2003 production level for nitrogen products sold as fertilizers into the agricultural markets will approximate the 2002 volume levels but the sales as expressed in dollars will be higher due to correspondingly higher unit sales prices. Due to the volatility of sales prices and the costs of feedstocks, anhydrous ammonia and natural gas, it is difficult to predict whether or not the sales of nitrogen products sold as fertilizer into the agricultural markets will be profitable for 2003.

Historically the Climate Control Business has been very stable and has consistently managed to report increasing earnings. As a result, we have been able to satisfy the various financial loan covenants. Included in Climate Controls operating results are three start-up product lines and/or services that have historically adversely affected operating results. Although we don't expect these new product lines to reach positive results in 2003, there is the expectation that the results will be made closer to a breakeven. Despite a modest reduction in sales, management's plan for 2003 anticipates that the Climate Control Business through the implementation of cost control measures, can minimize the effects on profitability and continue to satisfy financial loan covenants.

The planned capital expenditures for the remainder of 2003 are approximately $4 million. As discussed in Note 7, the Discharge Water issue is not yet finally determined but is currently expected to require capital expenditures of approximately $3.6 million over the next 3 to 4 years. This is provided that the Discharge Water permit is corrected, the City of El Dorado, Arkansas (the "City") builds its own discharge pipeline to a nearby river and we are permitted to tie our pipeline into the City's pipeline. Management is continuing to review the design and configurations of treatment and discharge facilities to address the permitting issues. Also as discussed in Note 7, there will be certain expenditures required to bring the sulfuric acid plant's air emissions into acceptable limits. The design of additional emission controls at this plant is underway. At this point, the capital expenditures to achieve the required emission level are undeterminable. Capital expenditures are dependent upon an adequate amount of liquidity and/or obtaining acceptable funding.

During April 2003, our El Dorado facility experienced multiple instances where the sulfuric acid plant was shut down for repairs. As a result of this extended down-time, we estimate that the Chemical Business' income from operations for the second quarter 2003 will be adversely impacted by approximately $.5 million. Certain components of the plant were repaired and the plant returned to service in the first week of May. To guard against a recurrence of the April reliability problem, new equipment at an estimated installed cost of approximately $.3 million has been ordered. We expect the new equipment to be received and installed within the second quarter 2003.

While we do not anticipate a material adverse result from the resolution of outstanding contingencies, such a result would have an impact on our liquidity.

Although the volatility of the Chemical Business is such that the forecasted results can fluctuate significantly, our cash flow forecasts indicate that there will be sufficient liquidity to meet our obligations as they come due. However, actual results may be materially different than our forecasts.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with our March 31, 2003 Condensed Consolidated Financial Statements.

Certain statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" may be deemed forward-looking statements. See "Special Note Regarding Forward-Looking Statements".

Critical Accounting Policies

 The preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and disclosures of contingent liabilities. See our Form 10-K for the year ended December 31, 2002 for an expanded discussion on the more significant areas of financial reporting impacted by management's judgment, estimates and assumptions. Significant areas of financial reporting impacted by management's judgment, estimates and assumptions include the following:

Impairment of Long-Lived Assets including Goodwill - We have considered impairment of our long-lived assets and goodwill related to our Chemical operations as a result of unfavorable operating results over the last several years. We have made estimates of the fair values associated with the El Dorado Facility and the Cherokee Facility. These estimates include third party appraisals for certain of the assets and internal estimates for others. Should these estimates of fair values change in future periods based on changes in the business environment from our expectations of the Chemical Business or our estimate of the cost to comply with the new Discharge Water Permit, a portion of our net carrying cost may be impaired. See "Liquidity and Capital Resources - Contingencies - Discharge Water Permit for El Dorado, Arkansas Plant."

Compliance with Long-Term Debt Covenants - As fully discussed in "Liquidity and Capital Resources - Loan Agreements - Terms and Conditions" and Note 8 of Notes to Condensed Consolidated Financial Statements, the Financing Agreement and Working Capital Revolver Loan as amended, of ClimaChem and its subsidiaries require that ClimaChem meet certain lender defined earnings before interest, income taxes, depreciation and amortization ("EBITDA") and capital expenditure limitation amounts quarterly, on a trailing twelve-month basis and annually achieve a specified fixed charge coverage rate. ClimaChem forecasts for 2003 indicate that ClimaChem will be able to meet all required covenant tests for the remaining quarters and the year ending in December 2003.

The Financing Agreement requires that if ClimaChem fails to maintain EBITDA, as defined, on a trailing twelve-month basis of at least $12 million (a "Trigger Event"), then within 210 days of the end of such quarter, ClimaChem shall pay the Lenders an amount equal to 33.3% ($10.6 million as of March 31, 2003) of then outstanding principal of the Loans plus related cash and additional interest. However, if ClimaChem maintains EBITDA on a trailing twelve-month basis of at least $12 million as of the end of each of the two quarters immediately following the Trigger Event, then within 210 days of such Trigger Event, ClimaChem shall pay the Lenders an amount equal to 10% ($3.2 million as of March 31, 2003) of then outstanding principal of the Loans plus related cash and additional interest.

In addition, the Working Capital Revolver Loan contains "a material adverse change in operating results or financial condition" provision which is construed to be a subjective acceleration clause. Our ability to realize our assets and discharge our liabilities is dependent upon, among other things, the lender not exercising its rights under the subjective acceleration clause and our ability to successfully meet the EBITDA covenant for 2003 and beyond. See "Liquidity and Capital Resources - Source of Funds and Loan Agreements - Terms and Conditions."

Environmental and Regulatory Compliance - Our Chemical Business is subject to specific federal and state regulatory and environmental compliance laws and guidelines. We have developed policies and procedures related to environmental and regulatory compliance. We must continually monitor whether we have maintained compliance with such laws and regulations and the operating implications, if any, and amount of penalties, fines and assessments that may result from noncompliance. We believe we will be successful in addressing the Arkansas Department of Environmental Quality ("ADEQ") Discharge Water Permit through various site modification projects currently underway and other projects acceptable to the ADEQ. We currently estimate that the site modification projects will cost approximately $3 - $4 million. We believe EDC will be able to obtain appropriate modifications to the permit, either through negotiations, appeal to the Commission, or through court proceedings. However, if we are not able to obtain appropriate modifications to the permit based on our current liquidity and information currently available to us, we do not believe that EDC will be able to comply with the terms of the permit or have the necessary liquidity to make all of the capital improvements required to comply with the permit's terms.

Contingencies - We are a party to various litigation and other contingencies, the ultimate outcome of which is not presently known. Should the ultimate outcome of these contingencies be adverse and we are required to fund a significant judgment, that may represent an event of default under ClimaChem's Working Capital Revolver Loan and the Financing Agreement and may adversely impact our liquidity and capital resources. See Note 7 of Notes to Condensed Consolidated Financial Statements.

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

Anhydrous ammonia and natural gas represent the primary raw materials in the production of most of the products of our Chemical Business. Under an agreement, EDC will purchase 100% of its requirements of purchased ammonia pursuant to a formula-based market price plus transportation to the El Dorado Facility through December 31, 2004. The Chemical Business' natural gas feedstock requirements are purchased at spot market price for delivery to the Cherokee, Alabama Facility. In December 2002, the Company sold all of the operating assets of its indirect subsidiaries, SEC and UTeC. SEC and UTeC were in the packaged explosives business, which was not considered by the Company to be a core business in its Chemical Business. The results of operations for SEC and UTeC for the three months ended March 31, 2003 are classified as a discontinued operation in this report.

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

 RESULTS OF OPERATIONS

 Climate Control's results for the three months ended March 31, 2003 reflect lower shipments and lower operating profit than for the same period, in 2002. The order level in the lodging sector of Climate Controls market has shown weakness as a result of the decline in tourism and business travel.

Chemical Business' results through the first three months of 2003 were adversely affected by increasing costs of the basic raw material feedstocks, natural gas and anhydrous ammonia. The purchase cost of both increased substantially during the first three months of 2003. The market prices of the Chemical Business' agricultural nitrogen products during the remaining Spring fertilizer season are not expected to increase sufficiently to recover the full amount of the higher raw material costs. As a result the carrying value of the agricultural inventories on hand at March 31, 2002 were written down to the lower of cost or market. Approximately 45% of the Chemical Business sales volume of manufactured products are non-agricultural and are tied to sales contracts that allow the full pass through of the ammonia and gas feedstock costs.

 Three months ended March 31, 2003 vs. Three months ended March 31, 2002.

 Net Sales

 Net sales for the three-month period ended March 31, 2003 were $71.5 million compared to $67.9 million for the same period in 2002 or an increase of $3.6 million. The increase in sales resulted primarily from increased sales in our Chemical Business of $7.4 million resulting from higher sales prices, due primarily to the increased cost of the raw material feedstock, as discussed below, which is substantially reflected in the higher cost of sales. This increase was partially offset by decreased sales of $3.9 million in our Climate Control Business resulting from the successful completion and winding down of a number of specific geothermal product based construction

9; contracts as well as a general reduction in sales volume in other Climate Control operations, due in part, to a general softening in demand from the markets we serve.

Gross Profit

 Gross profit was $8.9 million or 12.4% as a percentage of net sales for the three months ended March 31, 2003, compared to $12 million or 17.7% for the three-month period ended March 31, 2002. The decrease in the gross profit percentage was primarily the result of the increased costs of our primary raw material feedstocks, natural gas and anhydrous ammonia, used in our Chemical Business which also caused inventory write-downs due to the costs of certain products exceeding the actual sales prices.

Interest Expense

 Interest expense was $1.4 million for the three months ended March 31, 2003 compared to $2.7 million for the three months ended March 31, 2002. The decrease of $1.3 million primarily resulted from the elimination of interest expense recognition on the Financing Agreement indebtedness, since that transaction for the repurchase of Senior Unsecured Notes was accounted for as a voluntary debt restructuring during the second quarter of 2002.

Loss From Continuing Operations before Cumulative Effect of Accounting Change

As a result of the items discussed above, we had a loss from continuing operations before cumulative effect of accounting change of $1.8 million for the three-month period ended March 31, 2003 compared to $25,000 for the same period in 2002.

Loss From Discontinued Operations

 As discussed in Note 10 of Notes to Condensed Consolidated Financial Statements, in December 2002, all of the operating assets of SEC and UTeC were sold which operations are reflected as discontinued operations. These operations were formerly included in the Chemical Business. Operating results of the discontinued operations for the three months ended March 31, 2002 included net sales of $3.2 million and a net loss of $1.1 million.

Cumulative Effect of Accounting Change

 Upon adoption of Statement No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002, we recognized $.9 million of negative goodwill as a cumulative effect of accounting change for 2002. See Note 11 of Notes to Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow From Operations

 Historically, our primary cash needs have been for operating expenses, working capital and capital expenditures. We have financed our cash requirements primarily through internally generated cash flow, borrowings under our revolving credit facilities, secured equipment financing and the sale of assets. See additional discussion concerning cash flows from the Chemical and Climate Control Businesses in "Source of Funds".

9; Net cash used by operating activities for the three months ended March 31, 2003 was $8.2 million resulting primarily from the increase in accounts receivable and inventories offset, in part, by a decrease in supplies and prepaid items and the increase in accrued and other noncurrent liabilities. The increase in receivables is primarily due to the increase in sales prices for our products in the Chemical Business and the timing of product shipments and subsequent collection of the related receivables in the Climate Control Business. The increase in inventories is due, in part, to the increase of agricultural products due to the anticipated demands relating to the spring fertilizing season and the increased costs of our primary feedstocks in the Chemical Business. The decrease in supplies and prepaid items includes the decrease in supply of precious metals used in the manufacturing process in the Chemical Business and the decrease in prepaid supplies used in the maintenance of the Chemical plants. The increase in accrued and other noncurrent liabilities includes an increase in a deferred lease payment due December 2003 and accrued interest on the Senior Unsecured Notes.

Cash Flow From Investing and Financing Activities

Net cash used by investing activities for the three months ended March 31, 2003 included $1.9 million for capital expenditures primarily for the benefit of the Chemical Business.

Net cash provided by financing activities included a net increase in revolving debt of $7.3 million, long-term and other borrowings of $1.6 million and proceeds from the issuance of common stock of $1.6 million partially offset by payments on long-term and other debt of $2 million.

Effective March 25, 2003, we completed a private placement to Jayhawk Institutional Partners, L.P. ("Jayhawk Institutional") of 450,000 shares of our common stock and a five year warrant to purchase up to 112,500 shares of our common stock at an exercise price of $3.49 per share, subject to anti-dilution adjustments under certain conditions.  The total price paid by Jayhawk to us for the shares of common stock and the warrant was $1.6 million. The proceeds were used to reduce debt. The average closing price of our common stock over the 30-day period prior to the transaction was $3.49. Jayhawk has certain registration rights. Prior to the completion of this transaction and based on information provided to us by Jayhawk, Jayhawk and its affiliates beneficially owned 798,500 shares of our common stock and 323,650 shares of our $3.25 convertible exchangeable class C preferred stock ("$3.25 Preferred"). The shares of $3.25 Preferred beneficially owned by Jayhawk and its affiliates are convertible into 1,401,081 shares of our common stock.

Obligations and Commitments

In the operation of our businesses, we enter into contracts, leases and borrowing arrangements. In connection with a series of agreements with Bayer Corporation ("Bayer") to supply nitric acid with a provision for pass through of production costs with certain performance obligations on our part, a subsidiary of ClimaChem entered into a 10 year leveraged lease in June 1999 that requires minimum future net lease rentals of approximately $55.7 million at March 31, 2003. The lease payments are includable costs in these agreements. These lease rentals are made monthly typically with one annual payment each year representing a majority of the amount due for the year. Our ability to perform on this lease commitment is contingent upon Bayer's performance under the related purchase agreement.

9; Our commitments and obligations as of March 31, 2003, are summarized in the following table. See discussion below in "Loan Agreements - Terms and Conditions" and Note 8 of Notes to Condensed Consolidated Financial Statements.

Due April 1- December 31,	Due in the Year Ending December 31,

Type of Obligation	Total	2003	2004	2005	2006	2007	Thereafter
(in thousands)
Long-term debt:
Working Capital Revolver Loan (1)	$34,374	$34,374	$-	$-	$-	$-	$-
Senior Unsecured Notes due 2007	18,300	-	-	-	-	18,300
Financing Agreement due 2005	31,700	-	-	31,700	-	-	-
Accrued interest on Financing Agreement due 2005	13,824	2,543	3,384	7,897	-	-	-
Other	22,078	7,285	4,233	2,285	1,208	1,222	5,845
Total long-term debt	120,276	44,202	7,617	41,882	1,208	19,522	5,845
Baytown leveraged lease	55,667	6,959	13,001	2,250	8,175	9,227	16,055
Other operating leases	11,572	872	2,086	1,419	966	721	5,508
Purchase commitments	6,525	1,284	953	953	953	953	1,429
	$194,040	$53,317	$23,657	$46,504	$11,302	$30,423	$28,837

(1) The Working Capital Revolver Loan is not due by its terms until April 2005; however, the underlying agreement contains "a material adverse change in operating results or financial condition" provision which is construed to be a subjective acceleration clause. Therefore, the Loan is classified as due within one year at March 31, 2003 in the accompanying consolidated balance sheet.

Source of Funds

 We are a diversified holding company and, as a result, depend on credit agreements and our ability to obtain funds from our subsidiaries in order to pay our debts and obligations. Our wholly owned subsidiary, ClimaChem through its subsidiaries, owns substantially all of our core businesses consisting of the Chemical and Climate Control Businesses. Historically ClimaChem's primary cash needs have been for operating expenses, working capital and capital expenditures. ClimaChem and its subsidiaries depend on credit agreements with lenders, internally generated cash flows, and secured equipment financing in order to fund their operations and pay their debts and obligations.

ClimaChem is restricted as to the funds that it may transfer to LSB, the non-ClimaChem companies and certain ClimaChem companies under the terms contained in the Financing Agreement and the Working Capital Revolver Loan. Under the terms, ClimaChem is permitted to distribute funds in the form of (a) advances, loans and investments, in an aggregate amount not to exceed $2 million, at any time outstanding, and (b) distribute or pay in the form of dividends and other distributions an aggregate amount not to exceed, during each year, 50% of ClimaChem's consolidated net income for such year (calculated after deducting all other dividends and distributions made by ClimaChem to us during the year). This limitation will not prohibit payment of amounts due under a Services Agreement, Management Agreement and a Tax Sharing Agreement. ClimaChem did not declare and pay to us a dividend during the three months ended March 31, 2003 and there were no management fees due or paid pursuant to the EBITDA formula in the Management Agreement. At March 31, 2003, ClimaChem owed the Company approximately $10.8 million, including $4.8 million under the Tax Sharing Agreement.

Our ability to maintain an adequate amount of borrowing availability depends on the cash flow from operations, the investing activities and required debt service.

We (and our subsidiaries other than ClimaChem) have limited cash requirements as it relates to debt service and capital expenditures. Principal payments on long-term debt aggregate $2 million for the remainder of 2003 while capital expenditures are essentially discretionary. Our (and our subsidiaries other than ClimaChem) cash flow is expected to be sufficient to meet our cash flow needs during 2003.

Our Summit Machine Tool Manufacturing Corp. ("Summit") subsidiary that is not a subsidiary of ClimaChem finances its Working Capital requirements through borrowings under a credit facility ("Facility") with a different lender than ClimaChem's lender. The Facility is scheduled to mature on April 1, 2004. The Facility provides a revolving line of credit of $.6 million.

On March 3, 2003, ClimaChem obtained a term loan of $.8 million collateralized by equipment. The proceeds of the loan were used to pay down on the Working Capital Revolver.

On March 24, 2003, one of our subsidiaries obtained a term loan of $.8 million collateralized by equipment. The proceeds of the loan were used to pay debt ($.2 million) and provide additional working capital for ClimaChem ($.6 million).

Effective March 25, 2003, we sold common stock and warrants, proceeds of which aggregated $1.6 million. See Note 4 of Notes to Condensed Consolidated Financial Statements.

We are actively marketing our chemical plant located in Pryor, Oklahoma. As of the date of this report, no agreement has been reached, but we are in discussions with a possible buyer. If this plant is sold, we intend to use the proceeds from the sale to reduce debt.

ClimaChem and its subsidiaries finance their working capital requirements through borrowings under a $50 million asset-based Working Capital Revolver (See Note 8 of Notes to Condensed Consolidated Financial Statements). The Working Capital Revolver matures in 2005 (see paragraph below) and is secured by receivables, inventories and intangibles of all the ClimaChem entities other than El Dorado Nitric Co. and its subsidiaries. The Working Capital Revolver agreement provides for available advances to ClimaChem based upon specified percentages of eligible accounts receivable and inventories, less a $.5 million reserve against such aggregate availability. As of March 31, 2003, borrowings outstanding under the Working Capital Revolver were $34.4 million and the net credit available for additional borrowings was $7 million based on eligible collateral. The Working Capital Revolver requires that ClimaChem and its Climate Control Business meet certain financial covenants on a quarterly basis and/or an annual basis as discussed in Note 8 of Notes to Condensed Consolidated Financial Statements. Included in the financial covenants is the requirement to maintain quarterly earnings before interest, taxes, depreciation and amortization ("EBITDA") on a trailing twelve-month basis at specified amounts. ClimaChem and its Climate Control Business exceeded the required EBITDA (as defined) amounts for the twelve months ended March 31, 2003. The required EBITDA amounts for each quarterly measurement date in 2003 were set at amounts based upon management's forecasts in the first quarter of 2003 which are presently considered by management to be achievable. However, actual results may be materially different than our forecasts.

Under a lock-box arrangement pursuant to the Working Capital Revolver, ClimaChem's customers remit payments on their accounts directly to the lender and the lender applies such payments to reduce the debt outstanding under the Working Capital Revolver. ClimaChem may request additional borrowings under the Working Capital Revolver, however, one of several conditions (as determined by the lender) precedent to all additional borrowings is that no "material adverse change" (as defined in the Working Capital Revolver) shall have occurred. This provision in the Working Capital Revolver may allow the lender to terminate additional borrowings by ClimaChem and effectively accelerate the scheduled maturity of the debt under conditions that may not be objectively determinable (the "Subjective Acceleration Clause"). Management does not anticipate that the lender will invoke the Subjective Acceleration Clause. In the event that the lender exercised its rights under the Subjective Acceleration Clause in the Working Capital Revolver and terminated additional borrowings, ClimaChem would have no borrowing availability and its plan to obtain the funds needed to meet its obligations as they become due could include a significant curtailment of its operations. If the proceeds from sales of remaining inventories and collections of accounts receivable of the businesses involved did not provide sufficient funds, ClimaChem could be required to sell other key assets. In this event, ClimaChem would be required to obtain working capital financing from other sources for its remaining businesses. There are no assurances that we would be successful in replacing, on a timely basis, the Working Capital Revolver needed to fund ClimaChem's remaining operations.

Based upon the current outlook for the Chemical Business and the Climate Control Business, management expects to maintain adequate borrowing availability under the Working Capital Revolver to meet the working capital requirements during 2003. Due to the current high costs for the Chemical Business feedstocks, natural gas and anhydrous ammonia, management currently expects to utilize the net borrowing availability provided by the Working Capital Revolver at a relatively high level during the second quarter of 2003. After that period of high usage, the borrowing availability is forecasted to increase. The forecast is based upon information currently available. The current outlook is subject to changes in economic conditions as well as market pricing of our products and costs of the various raw materials consumed.

In connection with the repurchase of Senior Unsecured Notes in May 2002, ClimaChem entered into a Financing Agreement with certain Lenders (See Note 8 of Notes to Condensed Consolidated Financial Statements). Borrowings under the Financing Agreement are collateralized by Chemical plants in El Dorado, Arkansas and Cherokee, Alabama. The Financing Agreement requires that ClimaChem and its Climate Control Business meet certain financial covenants on a quarterly and/or annual basis as discussed in Note 8 of Notes to Condensed Consolidated Financial Statements. At March 31, 2003, ClimaChem was in compliance with all the financial covenants. For quarters ending after December 31, 2002, if ClimaChem fails to maintain EBITDA (as defined) on a trailing twelve-month basis of at least $12 million (a "Trigger Event"), then within 210 days of the end of such quarter, ClimaChem shall pay the Lenders an amount equal to 33.3% of then outstanding principal of the Loans ($10.6 million at March 31, 2003) plus related cash and additional interest. However, if ClimaChem maintains EBITDA on a trailing twelve-month basis of at least $12 million as of the end of each of the two quarters immediately following the Trigger Event, then within 210 days of such Trigger Event, ClimaChem shall pay the Lenders an amount equal to 10% ($3.2 million as of March 31, 2003) of then outstanding principal of the Loans plus related cash and additional interest. ClimaChem does not expect that a Trigger Event will occur in 2003. In connection with the closing of the Financing Agreement, the lenders thereunder entered into an Inter-Creditor Agreement with ClimaChem's Working Capital Revolver lenders. The Working Capital Revolver agreement and the Financing Agreement contain cross-default provisions. If the Trigger Event occurs and/or ClimaChem fails to meet the other financial covenants of the Financing Agreement, the lender may declare an event of default, making all or a portion of the debt due on demand. If this should occur, there are no assurances that we would have funds available to pay such amount or that alternative borrowing arrangements would be available. Accordingly, ClimaChem could be required to curtail operations and/or sell key assets as discussed above. These actions could result in the recognition of losses that may be material.

In order to supplement the Working Capital Revolver and the internally generated funds as sources to meet capital requirements, management is currently in discussions with lenders to obtain long-term financing on two Chemical plants. If consummated, the loan proceeds will be used to pay down the Senior Secured Notes and reduce Working Capital Revolver debt. During February 2003, we engaged an investment banker to assist us, on a best effort basis, in arranging financing of the concentrated nitric acid plant on which debt was paid off in 2002. Management is also attempting to secure long-term financing of its Cherokee Nitrogen Plant in Cherokee, Alabama. This plant is currently pledged as part of the collateral for ClimaChem's debt under the Financing Agreement. If this plant is financed, it is anticipated that approximately half of the net proceeds would be used to pay down the Senior Secured Notes and the other half would be used as working capital.

Due to the Company and ClimaChem's previous operating losses and limited borrowing ability under the credit facility then in effect, we discontinued payment of cash dividends on Common Stock for periods subsequent to January 1, 1999, until the Board of Directors determines otherwise. As of March 31, 2003, we have not paid the regular quarterly dividend of $.8125 on the outstanding $3.25 Convertible Exchangeable Class C Preferred Stock Series 2 ("Series 2 Preferred") since June 15, 1999, resulting in approximately $7.6 million in total accrued and unpaid dividends on the Series 2 Preferred. We also did not declare and pay the regular annual dividend of $12.00 on the Series B Preferred since 1999, resulting in $.8 million in accrued and unpaid dividends on the Series B Preferred. In addition, we did not declare and pay the 6% per annum cumulative dividend payable in arrears on the Series D preferred resulting in $.1 million in accrued and unpaid dividends. We do not anticipate having funds available to pay dividends on our stock for the foreseeable future.

Our net cash used by operating activities for the three months ended March 31, 2003 was $8.2 million. Cash used by investing activities included $1.9 million for capital expenditures primarily in the Chemical Business. Cash provided by financing activities included a net increase in revolving debt of $7.3 million, long-term borrowings of $1.6 million and proceeds from the issuance of common stock of $1.6 million offset, in part, by payments on debt of $2 million. As of March 31, 2003, ClimaChem had cash and borrowing availability under the Working Capital Revolver of $7.2 million compared to $7.9 million at December 31, 2002.

For the periods covered by this report, the Climate Control Business has consistently generated a positive cash flow and conversely the Chemical Business has generated a negative cash flow. Approximately 45% of the Chemical Business' sales volume of manufactured product is sold under sales contracts in which the sales price is adjusted for changes in raw material costs. The balance of the sales volume is agricultural nitrogen fertilizer delivered into our freight logical geographical markets at spot prices.

The negative cash flow in the Chemical Business for the three months ended March 31, 2003 is a result of the operating losses in the agricultural nitrogen business of the El Dorado, Arkansas and Cherokee, Alabama plants. Losses in the agricultural nitrogen business have resulted from the selling prices compared to the cost of the raw material feedstocks: natural gas and anhydrous ammonia. This imbalance of selling prices has been due primarily to an oversupply in the market of agricultural nitrogen products of the kind we produce and the inability to pass through the natural gas and ammonia cost increases when they occur. The feedstocks of natural gas and ammonia have historically experienced significant price volatility. Currently, both are significantly higher compared to the same period last year. In March 2003, it appeared that the over supply problem of nitrogen fertilizer had subsided to the point that the outlook for pricing of product in relation to the cost of raw materials had improved. As the agricultural season progresses, it appears that sales prices in the agricultural markets have softened and that, coupled with the higher costs of feedstocks, places pressure on the credit limits and the available working capital. As a result, we are pursuing other sources of working capital to ensure adequate liquidity as discussed above.

Management's plan for the Chemical Business anticipates that the industrial-grade products of El Dorado Chemical and Cherokee Nitrogen that are sold pursuant to long-term cost-plus agreements will continue in 2003 at or about the same volume levels as in 2002. El Dorado and Cherokee's 2003 production level for nitrogen products sold as fertilizers into the agricultural markets will approximate the 2002 volume levels but the sales as expressed in dollars will be higher due to correspondingly higher unit sales prices. Due to the volatility of sales prices and the costs of feedstocks, anhydrous ammonia and natural gas, it is difficult to predict whether or not the sales of nitrogen products sold as fertilizer into the agricultural markets will be profitable for 2003.

Historically the Climate Control Business has been very stable and has consistently managed to report increasing earnings. As a result, we have been able to satisfy the various financial loan covenants. Included in Climate Controls operating results are three start-up product lines and/or services that have historically adversely affected operating results. Although we don't expect these new product lines to reach positive results in 2003, there is the expectation that the results will be made closer to a breakeven. Despite a modest reduction in sales, management's plan for 2003 anticipates that the Climate Control Business through the implementation of cost control measures, can minimize the effects on profitability and continue to satisfy financial loan covenants.

The planned capital expenditures for the remainder of 2003 are approximately $4 million. As discussed in Note 7 of Notes to Condensed Consolidated Financial Statements, the Discharge Water issue is not yet finally determined but is currently expected to require capital expenditures of approximately $3.6 million over the next 3 to 4 years. This is provided that the Discharge Water permit is corrected, the City of El Dorado, Arkansas (the "City") builds its own discharge pipeline to a nearby river and we are permitted to tie our pipeline into the City's pipeline. Management is continuing to review the design and configurations of treatment and discharge facilities to address the permitting issues. Also as discussed in Note 7, there will be certain expenditures required to bring the sulfuric acid plant's air emissions into acceptable limits. The design of additional emission controls at this plant is underway. At this point, the capital expenditures to achieve the required emission level are undeterminable. Capital expenditures are dependent upon an adequate amount of liquidity and/or obtaining acceptable funding.

During April 2003, our El Dorado facility experienced multiple instances where the sulfuric acid plant was shut down for repairs.  As a result of this extended down-time, we estimate that the Chemical Business' income from operations for the second quarter 2003 will be adversely impacted by approximately $.5 million.  Certain components of the plant were repaired and the plant returned to service in the first week of May.  To guard against a recurrence of the April reliability problem, new equipment at an estimated installed cost of approximately $.3 million has been ordered.  We expect the new equipment to be received and installed within the second quarter 2003.

While we do not anticipate a material adverse result from the resolution of outstanding contingencies, such a result would have an impact on our liquidity.

Although the volatility of the Chemical Business is such that the forecasted results can fluctuate significantly, our cash flow forecasts indicate that there will be sufficient liquidity to meet our obligations as they come due. However, actual results may be materially different than our forecasts.

Loan Agreements - Terms and Conditions

 ClimaChem and its subsidiaries are parties to a $50 million credit facility (the "Working Capital Revolver Loan") that matures in 2005. Outstanding borrowings under the Working Capital Revolver Loan were $34.4 million as of March 31, 2003. At March 31, 2003, the amount available for additional borrowing under the Working Capital Revolver Loan was $7 million, based on eligible collateral. The Working Capital Revolver Loan provides for advances based on specified percentages of eligible accounts receivable and inventories of ClimaChem and its subsidiaries and accrues interest at a base rate (generally equivalent to the prime rate) plus 2% or LIBOR plus 4.5%. The effective rate at March 31, 2003 was 5.99%.

The Working Capital Revolver Loan required ClimaChem to maintain quarterly earnings before interest, taxes, depreciation and amortization ("EBITDA") for ClimaChem and its Climate Control Business on a trailing twelve-month basis, of $12.3 million and $10 million, respectively, measured as of March 31, 2003. ClimaChem and its Climate Control Business's EBITDA (as defined) for the twelve-month period ended March 31, 2003 was in excess of the required amounts. The Working Capital Revolver Loan requires ClimaChem to maintain quarterly EBITDA, as defined, for ClimaChem and its Climate Control Business on a trailing twelve-month basis of $13.4 million and $10 million, respectively, measured as of June 30, 2003, $13.5 million and $10 million, respectively, measured as of September 30, 2003, and $12.5 million and $10 million, respectively, measured as of December 31, 2003. For the fiscal quarters ending after December 31, 2003, the EBITDA requirement shall be determined based on ClimaChem's forecasted financial statements, however, if ClimaChem and the provider of the Working Capital Revolver Loan can not reach an agreement, the EBITDA requirement for ClimaChem shall not be less than $15 million. The Working Capital Revolver Loan also requires ClimaChem to achieve an annual fixed charge coverage ratio of at least 1 to 1 and limits capital expenditures, as defined, to $11.2 million measured quarterly on a trailing twelve month basis. The Working Capital Revolver Loan requires that ClimaChem's excess availability, as defined, equal an amount not less than $.5 million. It also requires ClimaChem's excess availability, as defined, equal an amount not less than $1.5 million on the date of the periodic interest payments due on its 10-3/4% Senior Unsecured Notes due 2007 (discussed below) and interest due on certain debt issued pursuant to a financing arrangement (discussed below). The Working Capital Revolver Loan also contains covenants that, among other things, limit the borrowers' ability to: (a) incur additional indebtedness, (b) incur liens, (c) make restricted payments or loans to affiliates who are not borrowers, (d) engage in mergers, consolidations or other forms of recapitalization, (e) dispose of assets, or (f) repurchase ClimaChem's 10-3/4% Senior Unsecured Notes. The Working Capital Revolver Loan also requires all collections on accounts receivable be made through a bank account in the name of the lender or their agent.

In order to fund the repurchase of Senior Unsecured Notes at a substantial discount to the face value, ClimaChem entered into a Financing Agreement with certain lenders.

Pursuant to the terms of the Financing Agreement, the lenders loaned $35 million to ClimaChem (the "Loans"). In December 2002, ClimaChem prepaid $3.5 million of the Loans. The Loans mature on June 30, 2005, and bear interest at 10 1/2% per annum (cash interest), payable quarterly. Additional interest of 5 1/2% is payable either at maturity or upon prepayment.

The financing transaction was accounted for as a debt restructuring in May 2002 and the implied gain relating to this transaction was deferred and all of the future interest payments associated with the Loans has been recognized in long-term debt. All future interest payments on the Loans will be charged against the debt balance presently accrued on the balance sheet. At March 31, 2003, the carrying amount of long-term debt owed the Lenders is $45.5 million which includes $13.8 million interest due on the Loans through maturity. Of this, interest of $3.4 million is included in current portion of long-term debt at March 31, 2003.

Approximately $1.8 million of the proceeds of the Loans was used to fund a cash collateral account. The cash collateral will be available to ClimaChem at the earlier of (a) the date the Loans are paid in full or (b) November 23, 2003 so long as no default or event of default is then continuing. Therefore the $1.8 million is classified as restricted cash and is included in current assets at March 31, 2003.

The Financing Agreement required ClimaChem to maintain quarterly EBITDA, as defined, for ClimaChem and its Climate Control Business on a trailing twelve-month basis of $12.3 million and $10 million, respectively, measured as of March 31, 2003. ClimaChem and its Climate Control Business's EBITDA, as defined, for the twelve-month period ended March 31, 2003 was in excess of the required amounts. The Financing Agreement requires ClimaChem to maintain quarterly EBITDA, as defined, for ClimaChem and its Climate Control Business on a trailing twelve-month basis of the same amounts required under the Working Capital Revolver Loan as discussed above. Additionally, for quarters ending after December 31, 2002, if ClimaChem fails to maintain EBITDA, as defined, on a trailing twelve-month basis of at least $12 million (a "Trigger Event"), then within 210 days of the end of such quarter, ClimaChem shall pay the Lenders an amount equal to 33.3% ($10.6 million as of March 31, 2003) of then outstanding principal of the Loans plus related cash and additional interest. However, if ClimaChem maintains EBITDA on a trailing twelve-month basis of at least $12 million as of the end of each of the two quarters immediately following the Trigger Event, then within 210 days of such Trigger Event, ClimaChem shall pay the Lenders an amount equal to 10% ($3.2 million as of March 31, 2003) of then outstanding principal of the Loans plus related cash and additional interest.

 The Financing Agreement also requires ClimaChem to achieve an annual fixed charge coverage ratio of at least 1 to 1 and limits annual capital expenditures, as defined, to $11.2 million measured quarterly on a trailing twelve-month basis. The Financing Agreement also contains covenants that, among other things, limit ClimaChem's ability to: (a) incur additional indebtedness, (b) incur liens, (c) provide certain guarantees (d) engage in mergers, consolidations or other forms of recapitalization and (e) dispose of assets. The Lenders may, upon an event of default as defined, terminate the Financing Agreement and demand the balance outstanding due and payable in full.

On March 3, 2003, ClimaChem obtained a term loan from the Working Capital lender of $.8 million collateralized by equipment. The proceeds of the loan were used to reduce the then outstanding balance on the Working Capital Revolver. Since this loan is subject to the same subjective acceleration clause as the Working Capital Revolver Loan, it is also classified as current debt.

On March 24, 2003, a subsidiary of the Company obtained a term loan of $.8 million collateralized by equipment. The proceeds of the loan were used to reduce debt ($.2 million) and provide additional working capital for ClimaChem ($.6 million).

In 1997, ClimaChem completed the sale of its 10-3/4% Senior Unsecured Notes due 2007 (the "Notes"). The Notes bear interest at an annual rate of 10-3/4% payable semiannually in arrears on June 1 and December 1 of each year. The Notes are senior unsecured obligations of ClimaChem and rank equal in right of payment to all existing and future senior unsecured indebtedness of ClimaChem and its subsidiaries. The Notes are effectively subordinated to all existing and future secured indebtedness of ClimaChem. The outstanding principal balance of the Notes due to unrelated third parties was $18.3 million at March 31, 2003.

Dividends

Due to the Company and ClimaChem's previous operating losses and limited borrowing ability under the credit facility then in effect, we discontinued payment of cash dividends on Common Stock for periods subsequent to January 1, 1999, until the Board of Directors determines otherwise. As of March 31, 2003, we have not paid the regular quarterly dividend of $.8125 on the outstanding $3.25 Convertible Exchangeable Class C Preferred Stock Series 2 ("Series 2 Preferred") since June 15, 1999, resulting in approximately $7.6 million in total accrued and unpaid dividends on the Series 2 Preferred. Also we did not declare and pay the regular annual dividend of $12.00 on the Series B Preferred since 1999, resulting in $.8 million in accrued and unpaid dividends on the Series B Preferred. In addition, dividends in arrears related to our Series D 6% Cumulative, Convertible Class C preferred stock amounted to $.1 million. We do not anticipate having funds available to pay dividends on our stock for the foreseeable future.

Contingencies

Environmental and Regulatory Compliance - Our Chemical Business is subject to specific federal and state regulatory and environmental compliance laws and guidelines. We have developed policies and procedures related to environmental and regulatory compliance. We must continually monitor whether we have maintained compliance with such laws and regulations and the operating implications, if any, and amount of penalties, fines and assessments that may result from noncompliance. See Note 7 of Notes to Condensed Consolidated Financial Statements. In addition, we believe we will be successful in addressing the Arkansas Department of Environmental Quality ("ADEQ") Discharge Water Permit through various site modification projects currently underway and other projects acceptable to the ADEQ. We currently estimate that the site modification projects will cost approximately $3 - $4 million. We believe EDC will be able to obtain appropriate modifications to the permit, either through negotiations, appeal to the Commission, or through court proceedings. However, if we are not able to obtain appropriate modifications to the permit based on our current liquidity and information currently available to us, we do not believe that EDC will be able to comply with the terms of the permit or have the necessary liquidity to make all of the capital improvements required to comply with the permit's terms.

Contingencies - We are a party to various litigation and other contingencies, the ultimate outcome of which is not presently known. Should the ultimate outcome of these contingencies be adverse and we are required to fund a significant judgment, that may represent an event of default under ClimaChem's Working Capital Revolver Loan and the Financing Agreement and may adversely impact our liquidity and capital resources. See Note 7 of Notes to Condensed Consolidated Financial Statements. Although we do not anticipate that these claims will result in substantial adverse impacts on our operating results and/or liquidity, it is not possible to determine the outcome. The preceding sentence is a forward looking statement that involves a number of risks and uncertainties that could cause actual results to differ materially. See Special Note Regarding Forward-Looking Statements.
Item 3. Quantitative and Qualitative Disclosure about Market Risk

General

Our results of operations and operating cash flows are impacted by changes in market interest rates and changes in market prices of anhydrous ammonia, natural gas, steel and copper. Our Chemical Business buys substantial quantities of anhydrous ammonia and natural gas as feedstocks and our Climate Control Business buys substantial quantities of steel and copper for use in manufacturing processes generally at spot market prices. Periodically, the Chemical Business enters into fixed-price natural gas contracts and the Climate Control Business enters into exchange-traded futures for steel and copper, which contracts are generally accounted for on a mark to market basis. At March 31, 2003, the only purchase commitments under these contracts were for 750,000 pounds of copper at a weighted average cost of $.76 per pound through July 2003.

 Interest Rate Risk

Our interest rate risk exposure results from our debt portfolio which is impacted by short-term rates, primarily prime rate-based borrowings from commercial banks, and long-term rates, primarily fixed-rate notes, some of which prohibit prepayment or require substantial prepayment penalties.

Reference is made to our Form 10-K for the year ended December 31, 2002, for an expanded analysis of expected maturities of long term debt and its weighted average interest rates.

As of March 31, 2003, our variable rate and fixed rate debt, which aggregated $120.3 million, exceeded the debt's fair market value by approximately $21.1 million ($20.5 million at December 31, 2002). The fair value of the Senior Unsecured Notes of one of our subsidiaries was determined based on a market quotation for such securities.

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

SPECIAL NOTE REGARDING
FORWARD-LOOKING STATEMENTS

Certain statements contained within this report may be deemed "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements in this report other than statements of historical fact are Forward-Looking Statements that are subject to known and unknown risks, uncertainties and other factors which could cause actual results and performance of the Company to differ materially from such statements. The words "believe", "expect", "anticipate", "intend", "will", and similar expressions identify Forward-Looking Statements. Forward-Looking Statements contained herein relate to, among other things, availability of net operating loss carryovers,
amount to be spent relating to compliance with federal, state and local environmental laws at the El Dorado Facility, the permit governing the Discharge Water will be corrected to comply with legal guidelines that the El Dorado Facility will be able to meet,
El Dorado Chemical Company or its employees have criminal exposure in the equalization pond matter, the anticipated consent order for Slurry will not have a material adverse effect on the Company, liquidity and availability of funds,
anticipated financial performance,
adequate cash flows to meet our presently anticipated working capital requirements, adequate resources to meet our obligations as they come due, ability to make planned capital improvements,
ability to obtain financing for discharge water disposal project, management does not anticipate that these contingent claims will result in substantial adverse impact on our operating results and/or liquidity, under the terms of an agreement with a supplier, EDC will purchase 100% of its requirements of purchased ammonia through December 31, 2004, under the terms of an agreement, Bayer will purchase from EDNC all of its requirements for nitric acid at its Baytown operation through at least May 2009,
ClimaChem's forecasts for the remainder of 2003 for ClimaChem's operating results will meet all required covenant tests for all the remaining quarters and the year ending in 2003, the permit governing the Discharge Water will be corrected to provide appropriate credits and effluent guidelines that are acceptable to EDC, the amount of additional expenditures required under the modified Discharge Water permit,
EDC's inability to comply with the terms of the modified permit due to current liquidity and other information, management fully utilizing the net borrowing availability under the Working Capital Revolver, the effects of, and what the Company anticipates it can do if, its Working Capital lender decides not to continue to fund the Company's ClimaChem subsidiaries under it Working Capital Revolver, the implementation of cost control measures in the Climate Control Business will minimize the effects on profitability, the results of the three start-up product lines and/or services in the Climate Control Business will be made closer to a breakeven in 2003, the net receivable from our customer pursuant to a long-term supply contract is fully collectible, -51-

the market prices of the Chemical Business' agricultural nitrogen products during the remaining Spring fertilizer season are not expected to increase sufficiently to recover the full amount of the raw material costs, management does not anticipate that the Working Capital Revolver lender will invoke the Subjective Acceleration Clause,

the volume of industrial-grade products sold pursuant to long-term cost-plus agreements and nitrogen products sold as fertilizers by El Dorado Chemical and Cherokee Nitrogen will approximate 2002 volume levels, inability to pay dividends for the foreseeable future and

maintain compliance with the covenants of our financing agreement and working capital revolving credit facilities, successfully execute management's plan for the remainder of 2003 and meet our obligations as they come due.

While we believe the expectations reflected in such Forward-Looking Statements are reasonable, we can give no assurance such expectations will prove to have been correct. There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to, decline in general economic conditions, both domestic and foreign, material reduction in revenues,
material increase in interest rates,
ability to collect in a timely manner a material amount of receivables, increased competitive pressures,
changes in federal, state and local laws and regulations, especially environmental regulations, or in interpretation of such, pending, additional releases (particularly air emissions) into the environment, material increases in equipment, maintenance, operating or labor costs not presently anticipated, the requirement to use internally generated funds for purposes not presently anticipated, the cost for the purchase of anhydrous ammonia and natural gas, changes in competition,
the loss of any significant customer,
changes in operating strategy or development plans,
inability to fund the working capital and expansion of our businesses, adverse results in any of our pending litigation,
inability to have the permit governing the Discharge Water corrected to comply with legal guidelines that the El Dorado Facility will be able to meet, the inability to secure additional financing for planned capital expenditures,

inability to obtain a replacement for its current working capital line if its working capital lender terminates the Company's ability to borrow additional funds and effectively accelerates its Working Capital Revolver, inability to obtain necessary raw materials and
other factors described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in this report.

Given these uncertainties, all parties are cautioned not to place undue reliance on such Forward-Looking Statements. We disclaim any obligation to update any such factors or to publicly announce the results of any revisions to any of the Forward-Looking Statements contained herein to reflect future events or developments.

Independent Accountants' Review Report

The Board of Directors
LSB Industries, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of LSB Industries, Inc. as of March 31, 2003, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of LSB Industries, Inc. as of December 31, 2002, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated March 28, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                                                    ERNST & YOUNG LLP
Oklahoma City, Oklahoma
May 2, 2003

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

 There are no material legal proceedings pending against the Company and/or its subsidiaries not previously reported in Item 3 of the Company's 10-K for the year ended December 31, 2002, except as follows:

Discharge Water Permit for El Dorado, Arkansas Plant

 During April 2003, an agreement in principle between the ADEQ Water Division Chief and EDC was reached that provides for the application of the effluent guidelines in a manner that is acceptable to EDC relating to the Discharge Water Permit as fully discussed in Note 7 Notes to Condensed Consolidated Financial Statements.

Mold Damage Claim

On or about April 21, 2003, a fan coil customer of one of our subsidiaries, International Environmental Corporation ("IEC") filed a complaint with the Hawaii State Court seeking unspecified damages, interest and attorney fees against IEC and over 15 other codefendants unaffiliated with IEC, related to mold growth occurring in a hotel. The numerous defendants represent nearly all aspects of the design, supply or construction of the hotel. IEC has not been formally served as of this date. Plaintiff alleges that the hotel was forced to close and renovate the guest rooms on the top sixteen floors as a result of extensive mold growth alleged to have been caused by numerous defects in the design and construction of the hotel. The complaint alleges that the fan coil units supplied by IEC caused or contributed to the mold growth. Initial investigation indicates that IEC did not engineer or design the HVAC system, and that IEC offered fan coil models that provided better humidity control, but the customer decided not to purchase these models for this hotel. IEC will deny the allegations made against it in this litigation and intends vigorously to contest this matter. IEC's insurance carrier has been placed on notice of this claim, and the insurance carrier is expected to retain counsel to represent IEC in this case once IEC is formally served. Depending on the date of occurrence, IEC's insurance policy has either a $100,000 or $150,000 deductible.

Item 2. Changes in Securities

Effective March 25, 2003, the Company completed a private placement to Jayhawk Institutional Partners, L.P. ("Jayhawk") of 450,000 shares of the Company's common stock and a five year warrant to purchase up to 112,500 share of the Company's common stock at an exercise price of $3.49 per share, subject to anti-dilution adjustments under certain conditions.  Jayhawk was also granted certain registration rights. The total price paid by Jayhawk to the Company for the shares of common stock and the warrant was $1,570,500.  The average closing price of the Company's common stock over the 30-day period prior to the transaction was $3.49. The net proceeds of the private placement were used to repay certain debt of the Company.

Jayhawk has represented to the Company that it is an accredited investor, as such term is defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended (the "Securities Act"). In addition, Jayhawk received all information as required under Rule 502 of Regulation D.

In reliance upon these and other representations made by Jayhawk, the private placement is exempt from registration as a nonpublic offering pursuant to Section 4(2) of the Securities Act and pursuant to Rule 506 of Regulation D promulgated under the Securities Act.

As of April 14, 2003, Jayhawk and its affiliates beneficially owned 2,762,081 shares of the Company's common stock (which includes 1,401,081 shares of common stock receivable upon conversion of 323,650 shares of Series 2 Preferred and 112,500 shares of common stock that may be acquired upon exercise of warrants), representing approximately 19.8% of the outstanding shares of the Company's voting common stock.
Item 3. Defaults upon Senior Securities

 (b) Our Board of Directors did not declare and pay the March 15, 2003 dividends on our outstanding Series 2 Preferred. Accrued and unpaid dividends on the Series 2 Preferred are cumulative. The amount of the total arrearage of unpaid dividends on the outstanding Series 2 Preferred is $7.6 million as of March 31, 2003. In addition, we have decided to recommend our Board of Directors not approve the June 15, 2003 dividend payment on our outstanding Series 2 Preferred. If the June 15 dividend on the Series 2 Preferred is not paid, the amount of the total arrearage of unpaid dividends payable on the outstanding Series 2 Preferred will be $8.1 million and we will continue to exceed six quarters without paying the quarterly dividend on the Series 2 Preferred.

The terms of Series 2 Preferred provide that whenever dividends on the Series 2 Preferred are in arrears and unpaid in an amount equal to at least six quarterly dividends: (i) the number of members of our Board of Directors shall be increased by two effective as of the time of election of such directors; (ii) we shall, upon the written request of the record holder of 10% of the shares of Series 2 Preferred, call a special meeting of the Preferred Stockholders for the purpose of electing such two additional directors; (iii) the Preferred Stockholders have the exclusive right to vote for and elect such two additional directors; and (iv) the Preferred Stockholders right to elect two additional directors will terminate when all cumulative and unpaid dividends on the Series 2 Preferred have been declared and set apart for payment.

At the request of Jayhawk Capital Management, L.L.C. ("Jayhawk"), a special meeting was held on March 11, 2002 for the purpose of electing the two additional directors to our Board of Directors. At this special meeting, the holders of the Series 2 Preferred elected two members of our Board of Directors, Dr. Allen Ford and Mr. Grant Donovan, as permitted pursuant to the terms of the Series 2 Preferred. The election of Dr. Ford and Mr. Donovan increased the number of directors from 10 to 12.

Also our Board of Directors did not declare and pay the January 1 regular dividend on our Series B 12% Convertible, Cumulative Preferred Stock ("Series B") since 1999. Dividends in arrears at March 31, 2003, related to the Series B was $.8 million.

In addition, dividends in arrears related to our Series D 6% Cumulative, Convertible Class C Preferred Stock was $.1 million as of March 31, 2003.

Item 4. Submission of Matters to a Vote of Security Holders

 Not applicable

Item 5. Other Information

 Not applicable

Item 6. Exhibits and Reports on Form 8-K

 (A) Exhibits The Company has included the following exhibits in this report:

4.1. Second Amendment to Securities Purchase Agreement, dated February 28, 2003 by and among ClimaChem, Inc. and certain of its subsidiaries, the Purchasers and Guggenheim Investment Management, LLC. which the Company hereby incorporates by reference from Exhibit 4.17 to the Company's Form 10-K for the year ended December 31, 2002.

4.2. Fourth Amendment, dated as of March 3, 2003, to the Loan and Security Agreement dated as of April 13, 2001, as amended by the First, Second, and Third Amendments, by and among LSB Industries, Inc., ClimaChem, Inc., and certain subsidiaries of ClimaChem, Inc., Congress Financial Corporation (Southwest) and Foothill Capital Corporation which the Company hereby incorporates by reference from Exhibit 4.18 to the Company's Form 10-K for the year ended December 31, 2002.

4.3. Letter, dated March 3, 2003, to document the consent to increase capital expenditures, as defined in the Securities Purchase Agreement which the Company hereby incorporates by reference from Exhibit 4.19 to the Company's Form 10-K for the year ended December 31, 2002.

15.1 Letter Re: Unaudited Interim Financial Information.

99.1 Certification of Jack E. Golsen, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.

99.2 Certification of Tony M. Shelby, Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(B)  Reports on Form 8-K The Company did not file any reports on Form 8-K during the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly authorized, to sign this report on its behalf on this 9th day of May 2003.
LSB INDUSTRIES, INC.
By: /s/ Tony M. Shelby
Tony M. Shelby Senior Vice President of Finance (Principal Financial Officer)

By: /s/ Jim D. Jones
Jim D. Jones Vice President, Controller and Treasurer (Principal Accounting Officer)

CERTIFICATION

I, Jack E. Golsen, President and Chief Executive Officer, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of LSB Industries, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: May 9, 2003                                                   /s/Jack E. Golsen
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

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: May 9, 2003                                               /s/ Tony M. Shelby
                                                                Tony M. Shelby
                                                                Senior Vice President
                                                                (Principal Financial Officer)