Form 10-Q
period 2003-06-30
LSB INDUSTRIES INC
filed 2003-08-08
CIK 60714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
[ X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003
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
YES   X     NO___

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ____ NO   X

The number of shares outstanding of the Registrant's voting Common Stock, as of July 31, 2003 was 12,449,248 shares, excluding 3,272,426 shares held as treasury stock.

PART I

FINANCIAL INFORMATION

Company or group of companies for which report is filed: LSB Industries, Inc. and all of its subsidiaries.

The accompanying condensed consolidated balance sheet of LSB Industries, Inc. at June 30, 2003, the condensed consolidated statements of operations for the six-month and three-month periods ended June 30, 2003 and 2002 and cash flows for the six-month periods ended June 30, 2003 and 2002 have been subjected to a review, in accordance with standards established by the American Institute of Certified Public Accountants by Ernst & Young LLP, independent auditors, whose report with respect thereto appears elsewhere in this Form 10-Q. The financial statements mentioned above are unaudited and reflect all adjustments, consisting only of adjustments of a normal recurring nature, except for the cumulative effect of accounting change recognized in the first quarter of 2002 as discussed in Note 11 to the Condensed Consolidated Financial Statements which are, in the opinion of management, necessary for a fair presentation of the interim periods. The results of operations for the six-months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet at December 31, 2002 was derived from audited financial statements as of that date. Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 for an expanded discussion of the Company's financial disclosures and accounting policies.

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Information at June 30, 2003 is unaudited)
(Dollars in thousands)

Item 1.

ASSETS	June 30, 2003	December 31, 2002
Current assets:
Cash and cash equivalents	$1,103	$2,091
Restricted cash	1,838	1,838
Trade accounts and notes receivable, net	45,606	35,060
Inventories:
Finished goods	12,353	16,541
Work in process	2,110	1,752
Raw materials	7,601	8,683
Total inventories	22,064	26,976
Supplies and prepaid items	7,562	8,222
Total current assets	78,173	74,187
Property, plant and equipment, net	72,369	73,588
Other assets, net	13,996	14,488
	$164,538	$162,263

(Continued on following page)

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Information at June 30, 2003 is unaudited)
(Dollars in thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY	June 30, 2003	December 31, 2002
Current liabilities:
Accounts and drafts payable	$21,421	$24,018
Accrued liabilities	15,443	16,709
Current portion of long-term debt (Note 7):
Secured revolving credit facility	34,157	27,209
Other	8,146	11,680
Total current liabilities	79,167	79,616
Long-term debt (Note 7)	74,170	74,472
Other noncurrent liabilities	8,113	7,561
Contingencies (Note 6)	-	-
Redeemable, noncumulative, convertible preferred stock, $100 par value; 1,092 shares issued and outstanding (1,167 in 2002)	104	111
Stockholders' equity:
Series B 12% cumulative, convertible preferred stock, $100 par value; 20,000 shares issued and outstanding; aggregate liquidation preference of $2,840,000 ($2,720,000 in 2002)	2,000	2,000
Series 2 $3.25 convertible, exchangeable Class C preferred stock, $50 stated value; 628,550 shares issued; aggregate liquidation preference of $39,534,000 ($38,521,000 in 2002)	31,427	31,427
Series D 6% cumulative, convertible Class C preferred stock, no par value; 1,000,000 shares issued; aggregate liquidation preference of $1,060,000	1,000	1,000
Common stock, $.10 par value; 75,000,000 shares authorized, 15,712,014 shares issued (15,236,114 in 2002)	1,571	1,524
Capital in excess of par value	56,064	54,503
Accumulated other comprehensive loss	(1,715)	(1,859)
Accumulated deficit	(71,095)	(71,824)
	19,252	16,771
Less treasury stock at cost:
Series 2 Preferred, 5,000 shares	200	200
Common stock, 3,272,426 shares	16,068	16,068
Total stockholders' equity	2,984	503
	$164,538	$162,263

(See accompanying notes)

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
Six Months Ended June 30, 2003 and 2002
(Dollars in thousands, except per share amounts)

2003	2002
Net sales	$161,486	$148,793
Cost of sales	139,363	123,366
Gross profit	22,123	25,427
Selling, general and administrative expenses	20,491	21,011
Operating income	1,632	4,416
Other income (expense):
Other income	1,536	1,424
Benefit from termination of firm sales and purchase commitments	675	290
Interest expense (Note 7)	(2,845)	(4,882)
Other expense	(269)	(522)
Income from continuing operations before cumulative effect of accounting change	729	726
Loss from discontinued operations, net	-	(2,483)
Cumulative effect of accounting change	-	860
Net income (loss)	$729	$(897)
Net loss applicable to common stock (Note 3)	$(405)	$(2,031)
Weighted average common shares (Note 3):
Basic and diluted	12,212,461	11,937,361
Income (loss) per common share (Note 3):
Basic and diluted:
Loss from continuing operations before cumulative effect of accounting change	$(.03)	$(.03)
Loss from discontinued operations, net	-	(.21)
Cumulative effect of accounting change	-	.07
Net loss	$(.03)	$(.17)

(See accompanying notes)

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
Three Months Ended June 30, 2003 and 2002
(Dollars in thousands, except per share amounts)
2003	2002
Net sales	$89,976	$80,873
Cost of sales	76,744	67,461
Gross profit	13,232	13,412
Selling, general and administrative expenses	10,473	11,154
Operating income	2,759	2,258
Other income (expense):
Other income	970	865
Benefit from termination of firm sales and purchase commitments	309	80
Interest expense (Note 7)	(1,420)	(2,138)
Other expense	(64)	(314)
Income from continuing operations	2,554	751
Loss from discontinued operations, net	-	(1,424)
Net income (loss)	$2,554	$(673)
Net income (loss) applicable to common stock (Note 3)	$1,987	$(1,240)
Weighted average common shares (Note 3):
Basic	12,432,201	11,941,027
Diluted	14,903,086	11,941,027
Income (loss) per common share (Note 3):
Basic:
Income from continuing operations	$.16	$.02
Loss from discontinued operations, net	-	(.12)
Net income (loss)	$.16	$(.10)
Diluted:
Income from continuing operations	$.14	$.02
Loss from discontinued operations, net	-	(.12)
Net income (loss)	$.14	$(.10)

(See accompanying notes)

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
Six Months Ended June 30, 2003 and 2002
(Dollars in thousands)

2003	2002
Cash flows from operating activities:
Net income (loss)	$729	$(897)
Adjustments to reconcile net income (loss) to net cash provided (used) by continuing operating activities:
Loss from discontinued operations, net	-	2,483
Cumulative effect of accounting change	-	(860)
Gain on extinguishment of debt	(258)	-
Gain on restructuring of debt	-	(140)
Gains on sales of property and equipment	(38)	(117)
Realization of losses on firm sales commitments	(675)	-
Depreciation of property, plant and equipment	4,940	4,532
Amortization	459	587
Provision for (realization of) losses on receivables and inventories	(36)	368
Other	(13)	-
Cash provided (used) by changes in assets and liabilities:
Trade accounts receivable	(11,992)	(1,361)
Inventories	5,131	4,553
Supplies and prepaid items	660	102
Accounts payable	(2,694)	912
Accrued and other noncurrent liabilities	82	2,883
Net cash provided (used) by operating activities	(3,705)	13,045
Cash flows from investing activities:
Capital expenditures	(3,812)	(4,788)
Proceeds from sales of property and equipment	81	117
Restricted cash held in escrow	-	(1,488)
Other assets	103	969
Net cash used by investing activities	(3,628)	(5,190)
Cash flows from financing activities:
Payments on long-term and other debt	(4,115)	(3,642)
Long-term and other borrowings	1,873	650
Proceeds from Financing Agreement, net of fees	-	32,155
Acquisition of 10 3/4% Senior Unsecured Notes	-	(30,065)
Net change in revolving debt facilities	6,887	(5,729)
Net change in drafts payable	99	8
Net proceeds from issuance of common stock	1,601	18
Net cash provided (used) by financing activities	6,345	(6,605)
Net cash used by discontinued operations	-	(316)
Net increase (decrease) in cash and cash equivalents	(988)	934
Cash and cash equivalents at beginning of period	2,091	628
Cash and cash equivalents at end of period	$1,103	$1,562

(See accompanying notes)

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2003 and 2002

Note 1: Basis of Presentation The accompanying Condensed Consolidated Financial Statements include the accounts of LSB Industries, Inc. (the "Company", "We", "Us" or "Our") and its subsidiaries. We are a diversified holding company which is engaged, through our subsidiaries, in the manufacture and sale of chemical products (the "Chemical Business") and the manufacture and sale of a broad range of air handling and heat pump products (the "Climate Control Business"). See Note 5 - Segment Information. In December 2002, we sold all of the operating assets of Slurry Explosive Corporation ("SEC") and Universal Technology Corporation ("UTeC") which operations were formerly included in the Chemical Business. Our Condensed Consolidated Financial Statements and notes reflect SEC and UTeC as discontinued operations for all periods presented (See Note 9 - Discontinued Operations). All material intercompany accounts and transactions have been eliminated.

Note 2: Income Taxes At December 31, 2002, we had regular-tax net operating loss ("NOL") carryforwards of $40 million ($16.3 million alternative minimum tax NOLs). Due to NOL carryforwards, no provisions for income taxes were necessary for the six and three-month periods of 2003 and 2002. Due to a valuation allowance on deferred tax assets (principally related to net operating loss carryforwards), no benefits for income taxes were necessary for the six and three-month periods of 2003 and 2002.

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

For the six months ended June 30, 2003, our Board of Directors did not declare and we did not pay the regular quarterly dividends of $.8125 on our Series 2 $3.25 Convertible Class C preferred stock. Dividends in arrears at June 30, 2003, was $8.1 million. Also our Board of Directors did not declare and we did not pay the January 1, 2003 regular dividend on our Series B 12% Convertible, Cumulative preferred stock. Dividends in arrears related to the Series B 12% Convertible, Cumulative preferred stock at June 30, 2003, was $.8 million. In addition, dividends in arrears at June 30, 2003, related to our Series D 6% Cumulative, Convertible Class C preferred stock was $.1 million.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2003 and 2002

The following table sets forth the computation of basic and diluted net income (loss) per share:

(Dollars in thousands, except per share amounts)
Six Months Ended June 30,	Three Months Ended June 30,
2003	2002	2003	2002
Numerator:
Net income (loss)	$729	$(897)	$2,554	$(673)
Preferred stock dividend requirements	(1,134)	(1,134)	(567)	(567)
Numerator for 2003 and 2002 basic and 2002 diluted net income (loss) per share - net income (loss) applicable to common stock	(405)	(2,031)	1,987	(1,240)
Preferred stock dividend requirements on preferred stock assumed to be converted	-	-	60	-
Numerator for 2003 diluted net income (loss) per share	$(405)	$(2,031)	$2,047	$(1,240)
Denominator:
Denominator for basic net income (loss) per share - weighted-average shares	12,212,461	11,937,361	12,432,201	11,941,027
Effect of dilutive securities:
Employee stock options	-	-	900,353	-
Warrants	-	-	605,286	-
Convertible preferred stock	-	-	961,246	-
Convertible note payable	-	-	4,000	-
Dilutive potential common shares	-	-	2,470,885	-
Denominator for diluted net income (loss) per share - adjusted weighted-average shares and assumed conversions	12,212,461	11,937,361	14,903,086	11,941,027
Basic net income (loss) per share	$(.03)	$(.17)	$.16	$(.10)
Diluted net income (loss) per share	$(.03)	$(.17)	$.14	$(.10)

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2003 and 2002

Note 4: Stockholders' Equity

The table below provides detail (in thousands) of activity in the stockholders' equity accounts for the six months ended June 30, 2003:
Common Stock Shares	Non-Redeemable Preferred Stock	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock-Preferred	Treasury Stock-Common	Total
Balance at December 31, 2002		15,236	$34,427	$1,524	$54,503	$(1,859)	$(71,824)	$(200)	$(16,068)	$503
Net income							729			729
Reclassification to operations						144				144
Total comprehensive income										873
Issuance of 450,000 shares of common stock		450		45	1,526					1,571
Exercise of stock options		23		2	28					30
Conversion of 75 shares of redeemable preferred stock to common stock		3			7					7
Balance at June 30, 2003	(1)	15,712	$34,427	$1,571	$56,064	$(1,715)	$(71,095)	$(200)	$(16,068)	$2,984

  Includes 3,272 shares of the Company's Common Stock held in treasury. Excluding the 3,272 shares held in treasury, the outstanding shares of the Company's Common Stock at June 30, 2003 were 12,440.

  LSB INDUSTRIES, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  (Unaudited)
  Six Months Ended June 30, 2003 and 2002

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

Stock Options

 As of June 30, 2003, we have several Qualified and Non-Qualified Stock Option Plans. We account for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based compensation cost is reflected in net income (loss) for the six and three months ended June 30, 2003 and 2002.

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
Six Months Ended June 30, 2003 and 2002

For purposes of pro forma disclosures, the estimated fair value of the qualified and non-qualified stock options is amortized to expense over the options' vesting period.
Six Months Ended June 30,	Three Months Ended June 30,
2003	2002	2003	2002
(In thousands)
Net income (loss) applicable to common stock, as reported	$(405)	$(2,031)	$1,987	$(1,240)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(257)	(286)	(105)	(129)
Pro forma net income (loss) applicable to common stock	$(662)	$(2,317)	$1,882	$(1,369)
Net income (loss) per share:
Basic-as reported	$(.03)	$(.17)	$.16	$(.10)
Basic-pro forma	$(.05)	$(.19)	$.15	$(.11)
Diluted-as reported	$(.03)	$(.17)	$.14	$(.10)
Diluted-pro forma	$(.05)	$(.19)	$.13	$(.11)

Note 5: Segment Information
Six Months Ended June 30,	Three Months Ended June 30,
2003	2002	2003	2002
(In thousands)
Net sales:
Chemical	$100,546	$78,736	$57,820	$43,549
Climate Control	58,637	67,821	31,085	36,321
Other	2,303	2,236	1,071	1,003
	$161,486	$148,793	$89,976	$80,873
Gross profit: (1)
Chemical	$3,097	$5,258	$2,978	$2,534
Climate Control	18,218	19,329	9,875	10,527
Other	808	840	379	351
	$22,123	$25,427	$13,232	$13,412
Operating profit (loss): (2)
Chemical	$(787)	$562	$969	$(286)
Climate Control	5,880	7,986	3,652	4,572
	5,093	8,548	4,621	4,286
General corporate expenses and other business operations, net	(2,194)	(3,230)	(956)	(1,477)
Interest expense	(2,845)	(4,882)	(1,420)	(2,138)
Benefit from termination of firm sales and purchase commitments-Chemical	675	290	309	80
Income from continuing operations before cumulative effect of accounting change	$729	$726	$2,554	$751

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2003 and 2002

(1) Gross profit by industry segment represents net sales less cost of sales.

(2) Operating profit (loss) by industry segment represents operating income (loss) plus other income and other expense. In computing operating profit (loss) from continuing operations, none of the following items have been added or deducted: general corporate expense and other business operations, interest expense, benefit from termination of firm sales and purchase commitments, income taxes, results from discontinued operations or cumulative effect of accounting change.

Note 6: Contingencies

Legal Matters

Following is a summary of certain legal actions involving the Company:

A. Environmental Matters

Our operations are subject to numerous environmental laws ("Environmental Laws") and to other federal, state and local laws regarding health and safety matters ("Health Laws"). In particular, the manufacture and distribution of chemical products are activities which entail environmental risks and impose obligations under the Environmental Laws and the Health Laws, many of which provide for substantial fines and criminal sanctions for violations. There can be no assurance that material costs or liabilities will not be incurred by us in complying with such laws or in paying fines or penalties for violation of such laws. The Environmental Laws and Health Laws and enforcement policies thereunder relating to our Chemical Business have in the past resulted, and could in the future result, in penalties, cleanup costs, or other liabilities relating to the handling, manufacture, use, emission, discharge or disposal of pollutants or other substances at or from our facilities or the use or disposal of certain of its chemical products. Historically, significant expenditures have been incurred by our subsidiary, El Dorado Chemical Company ("EDC") at its El Dorado, Arkansas plant (the "El Dorado Facility") in order to comply with the Environmental Laws and Health Laws. Our Chemical Business could be required to make significant additional site or operational modifications at this or other facilities involving substantial expenditures. In addition, if we should decide to no longer operate the El Dorado Facility and if such facility is retired, we may be required to continue to operate discharge water equipment, the cost and timing of which is unknown.

1. Water Matters

 The Chemical Business' El Dorado Facility generates process water discharge consisting of cooling tower and boiler blowdowns, contact storm water (rainfall inside the plant area which picks up contaminants), and miscellaneous spills and leaks from process equipment ("Discharge Water"). This Discharge Water has historically been collected and transported to a small pond for pH adjustment and then to a large pond for biological oxidation. Primary contaminants are ammonia, nitrate and sulfate.

Discharge Water Permit: The Discharge Water is governed by a state permit renewed every five years. The current permit expired in 1995, and the State and EDC have been negotiating since early 1997 on the issuance of a new permit. EDC and the State agreed to a formal Consent Administrative Order

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2003 and 2002

("CAO") in September, 1998, which CAO contained certain deadlines for the completion of activities at the El Dorado Facility pending issuance of a new permit. In June, 2002, a formal amendment to the CAO, executed by The Arkansas Department of Environmental Quality ("ADEQ") and the El Dorado Facility, became effective, which extended the compliance date until three years after the effective date of the renewal permit. The renewal permit was issued by ADEQ containing effluent limits that EDC believed were inappropriately stringent, and which EDC believed it could not meet. That permit was appealed by EDC. The appeal has been resolved through the execution of a Permit Appeal Resolution by ADEQ and EDC. The Permit Appeal Resolution Agreement provides for effluent limits which EDC believes are acceptable. Before a permit can be issued under the Permit Appeal Resolution Agreement, the permit must be drafted by the ADEQ and the permit must be subject to publication and public comment and appeal. We believe that the revised permit issued in conformity with the Permit Appeal Resolution Agreement will require additional expenditures, assuming the City of El Dorado, Arkansas (the "City") builds its own discharge pipeline to a nearby river and we are permitted to tie our pipeline into the City's pipeline, estimated by us to be approximately $3 to 4 million, which would be expended over a period of three years. We don't have any reliable estimates of the cost of an alternative solution in the event that the pipeline is not ultimately built by the City.

In addition, the CAO recognizes the presence of nitrate contamination in the shallow groundwater at the El Dorado Facility and requires EDC to undertake onsite bioremediation. The bioremediation has not proven to be effective, and EDC is currently undertaking a comprehensive evaluation of the shallow groundwater trends in contamination reduction and movement. The Permit Appeal Resolution provides that a new CAO will be executed to address the shallow groundwater contamination and that the new CAO will include an evaluation of the current conditions and remediation based upon a risk assessment. The final remedy for shallow groundwater contamination, should any remediation be required, will be selected pursuant to the new CAO, and based upon the risk assessment. There are no known users of this shallow groundwater in the area. No reserve has been established because the extent of the remediation effort, if any, is not presently know nor estimable.

Drainage of Pond at El Dorado Facility and Investigation: In response to a maintenance emergency and to prevent an uncontrolled release, the equalization pond located at the El Dorado Facility was drained to accommodate repairs to an underground discharge pipe in September 2001. This event began when a weld break developed in the pond's pipe which allowed the release of water to the permitted outfall. It was determined to allow water to be released through the valve into the permitted discharge to avoid erosion of a levy, to permit monitoring and sampling of Discharged Water, and to direct the discharge to the permitted outfall. Although, no adverse environmental conditions were noted at the discharge, the sustained discharge was out of compliance with the mass effluent limits contained in the facility's permit. EDC's environmental compliance manager determined that proper procedure would be to notify ADEQ in the month end report. The ADEQ disagreed and took the position that they should have been notified immediately. EDC and the ADEQ have agreed to a Consent Administrative Order to settle any civil penalty claims relating to this discharge event whereby EDC paid a $50,000 civil penalty to the ADEQ and will spend another $50,000 on supplemental environmental projects.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2003 and 2002

EDC which owns the El Dorado Facility, and two EDC employees received letters dated April 4, 2002, from the United States Attorney's office in Fort Smith, Arkansas indicating that a criminal charge could be brought against EDC and the two employees as a result of the draining of the equalization pond. The letter further requests that the recipients, through counsel, contact the Assistant United States Attorney ("AUSA"). In discussions with the AUSA, the AUSA suggested that EDC and the individuals settle any claims by pleading to a misdemeanor violation in connection with discharge water permit violations resulting from the release of discharge water from the equalization pond. EDC has declined to plead to the misdemeanor violation as proposed by the AUSA. EDC's counsel is engaging in discussions with the AUSA, the ultimate outcome of which (operationally or financially) cannot presently be determined.

2. Air Matters

From March 2001 through January 2002, the El Dorado Facility experienced alleged air emissions violations. EDC and the ADEQ have been in negotiations regarding applicable penalties for certain of these violations. On July 24, 2002, EDC received a proposed Consent Administrative Order ("Air CAO") with the ADEQ to resolve the above alleged violations. The draft Air CAO provides for a civil penalty of $10,000 and requires EDC to establish a system to monitor air quality at the perimeter of the El Dorado Facility and to submit revised testing protocols for demonstrating compliance at the various emission sources.

As part of ADEQ's investigation of an application filed by EDC for a permit modification relating to the sulfuric acid plant, ADEQ initiated an inquiry regarding historical equipment upgrades and repairs at the sulfuric acid plant, and whether any of those modifications should have been reviewed under the Prevention of Significant Deterioration regulations ("PSD Rules"). ADEQ and EDC have entered into negotiations in an attempt to compromise and resolve a potential dispute as to whether PSD Rules should apply to El Dorado's sulfuric acid plant. These negotiations have resulted in drafting language in the draft Air CAO that would resolve any possible regulatory PSD Rule violations associated with the sulfuric acid plant through the implementation of additional emission controls at that plant. The ADEQ enforcement director who is negotiating this issue has indicated that ADEQ will request that EDC examine over the next six months the technology alternatives to achieve the agreed upon emission reductions. After such six month period, the Air CAO would be finalized by identifying in the Air CAO the selected emission reduction technology. The ultimate cost of any technological changes required cannot presently be determined.

3. Other Environmental Matters

Slurry Explosive Corporation ("SEC") Kansas Department of Environmental Quality ("KDHE"): In April 2002, Slurry Explosive Corporation ("SEC") entered into a Consent Administrative Order ("Slurry Consent Order") with the KDHE, regarding SEC's Hallowell, Kansas manufacturing facility ("Hallowell Facility"). The Slurry Consent Order states that there exists soil and groundwater contamination and there exists surface water contamination in the strip pit adjacent to the Hallowell Facility. There are no known users of the groundwater in the area. The adjacent strip pit is used for fishing. Under the terms of the Slurry Consent Order, SEC is required to:

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2003 and 2002
  submit an environmental assessment work plan to the KDHE for review and approval, agree with the KDHE as to any required corrective actions to be performed at the Hallowell Facility, and to provide reports to the KDHE, all of the preceding in accordance with the time frames and formats required in the Slurry Consent Order.

A draft work plan for site investigation ("Work Plan") was submitted to the KDHE. SEC has received KDHE's approval of the Work Plan, and SEC agreed to expand the sampling to include additional interconnected strip pits. SEC and KDHE jointly conducted sampling of an adjacent strip pit. The results of such sampling indicate elevated levels of nitrate compounds, ammonia and perchlorate. Additional surface water sampling was performed with the results showing little or no contamination in outlying ponds. Soil and ground water samples were recently taken, and those results are currently under review by the state agency. These samples generally indicate the presence of perchlorate. Fish samples from the adjacent pond were tested by the KDHE with the results appearing to indicate a level of contamination below any action levels. The KDHE has also tested cattle samples from a herd that grazes near the Hallowell Facility, the results of which are not yet available. In connection with the ongoing environmental study at the Hallowell Facility, it has recently come to the attention of SEC that a previously unknown underground storage tank may be present at the Hallowell Facility. SEC will perform further investigation as to the presence of such an underground storage tank and the existence of any contamination that may have emanated from such tank. In connection with the sale of substantially all of the operating assets of SEC and Universal Tech Corporation ("UTeC"), subsidiaries of the Company, in December 2002, UTeC leased the Hallowell Facility to the buyer under a triple net long-term lease agreement. However, SEC retained the obligation to be responsible for, and perform the activities under, the Slurry Consent Order. In addition, certain subsidiaries of the Company agreed to indemnify the buyer of such assets for these environmental matters. No reserve has been established because the extent of the remediation, if any, is not presently known or estimable.

License Revocation Order As To SEC and Grand Jury Subpoenas: In February 2002, due to certain alleged violations of explosives storage and related regulations, the Bureau of Alcohol, Tobacco and Firearms ("BATF"), issued an order revoking the manufacturing license of SEC for its Hallowell Facility to produce certain mining products and confiscated certain high explosives inventory. The license revocation order was upheld by an administrative law judge after an administrative trial. In addition, we received grand jury subpoenas from the U.S. Attorney requesting business records of SEC. We have complied with such subpoenas.

Property Damage Lawsuit: On January 17, 2003, the owners of 283 acres of property adjacent to the El Dorado Facility filed suit against EDC alleging property damage. The lawsuit is pending in the United States District Court, Western District of Arkansas, El Dorado Division. The El Dorado Facility utilizes a Discharge Water treatment system which discharges into a creek which passes through that property. The plaintiffs contend that these permitted discharges into the creek have damaged their property, have resulted in fish kills in the creek, and that leakage from EDC's two holding ponds has contaminated the shallow groundwater on the plaintiff's property.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2003 and 2002

Plaintiffs are pursuing claims under theories of negligence, trespass and nuisance, and are claiming punitive damages.

EDC's Discharge Water contains elevated levels of ammonia and nitrogen. However, monitoring wells around its treatment ponds indicate little, if any, impact on the shallow groundwater. We have put our insurance carrier on notice of this claim. Such insurance has a $.5 million deductible. No reserve has been established because the ultimate outcome is not presently known or estimable.

B. Other Pending or Threatened Litigation

Climate Control Business

The Climate Control Business is involved in several lawsuits and threatened litigation relating to alleged defective air conditioning heating units manufactured by the Climate Control Business, or that the units or systems where not properly designed, which, if adversely determined against the Climate Control Business, could have a substantial adverse impact on the Company's liquidity.

Chemical Business

Supplier of Anhydrous Ammonia: The principal raw material for the production of the Chemical Business' chemical products at the El Dorado Facility is anhydrous ammonia. The Chemical Business has entered into a contract with a supplier of anhydrous ammonia to purchase all or substantially all of its requirements of anhydrous ammonia from the supplier. The Chemical Business and the supplier are involved in a dispute relating to the appropriate pricing formula for the anhydrous ammonia sold to the Chemical Business under the agreement. As a result of the dispute, the Chemical Business sent a letter of default under the agreement to the supplier and, in response, the supplier has asserted that the Chemical Business is not in good faith and, as a result, is in default under the agreement. If pursued, the supplier could attempt to terminate the agreement between the Chemical Business and the supplier based on the alleged default. The parties are attempting to negotiate a settlement of this dispute. Although we don't anticipate an interruption in supplies, in the event that the supplier should discontinue shipping product, the Company would have to make other arrangements possibly at a higher cost.

Other

Zeller Pension Plan: In February, 2000, the Company's board of directors authorized management to proceed with the sale of the automotive business since the automotive business was no longer a "core business" of the Company. In May, 2000 the Company sold substantially all of its assets in its automotive business. After the authorization by the board, but prior to the sale, the automotive business purchased the assets and assumed certain liabilities of Zeller Corporation ("Zeller"). The liabilities of Zeller assumed by the automotive business included Zeller's pension plan, which is not a multi-employer pension plan. In June 2003, the principal owner ("Owner") of the buyer of the automotive business was contacted by a representative of the Pension Benefit Guaranty Corporation ("PBGC") regarding the plan. The Owner has been informed by the PBGC of a possible underfunding of the plan and a possible takeover of the plan by the PBGC. The Owner has

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2003 and 2002

notified the Company of these events. The Company has not been contacted by the PBGC and is not aware of any specific underfunded amount of the plan. The Company has been advised by ERISA counsel that based upon, current statutory and case law, numerous representations made by the Company and the assumption that the trier of fact determining the Company's obligations with respect to the plan would find that the purpose of the sale of the automotive business did not include an attempt to evade liability for funding the plan, it is unlikely that the Company will have ultimate financial responsibility to the PBGC under ERISA for any underfunding of the plan upon its termination.

C. Other

Long-Term Supply Contract: We have a long-term contract to supply industrial-grade ammonium nitrate to a third party under a cost-plus arrangement. This arrangement provides for cost reimbursement based on our actual cost. At June 30, 2003, we had recognized a net receivable from this customer while the customer claims we have billed an amount in excess of allowable operating costs, the differential of which approximates $.5 million. We intend to vigorously pursue collection of the receivable while denying the customer's claim. At June 30, 2003, we believe this net receivable is fully collectible. However the ultimate outcome of this matter cannot presently be predicted with certainty.

The Company has several contingencies, including those set forth above, that could impact it's liquidity and future operating results in the event that the Company is unsuccessful in defending against the claimants or possible claims.

Note 7: Long-Term Debt Our wholly-owned subsidiary ClimaChem, Inc., ("ClimaChem") and its subsidiaries are parties to a $50 million credit facility (the "Working Capital Revolver Loan") that matures in 2005. Outstanding borrowings under the Working Capital Revolver Loan were $34.2 million as of June 30, 2003 ($27.2 million at December 31, 2002). At June 30, 2003, the amount available for additional borrowing under the Working Capital Revolver Loan was $5.1 million, based on eligible collateral. The Working Capital Revolver Loan accrues interest at a base rate (generally equivalent to the prime rate) plus 2% or LIBOR plus 4.5%. The effective rate at June 30, 2003 was 5.87%.

The Working Capital Revolver Loan required ClimaChem to maintain quarterly earnings before interest, taxes, depreciation and amortization ("EBITDA") for ClimaChem and its Climate Control Business on a trailing twelve-month basis, of $13.4 million and $10 million, respectively, measured as of June 30, 2003. ClimaChem and its Climate Control Business's EBITDA (as defined) for the twelve-month period ended June 30, 2003 was in excess of the required amounts. The Working Capital Revolver Loan requires ClimaChem to maintain quarterly EBITDA, as defined, for ClimaChem and its Climate Control Business on a trailing twelve-month basis of $13.5 million and $10 million, respectively, measured as of September 30, 2003, and $12.5 million and $10 million, respectively, measured as of December 31, 2003. For the fiscal quarters ending after December 31, 2003, the EBITDA requirement shall be negotiated based on ClimaChem's forecasted financial statements, however, if ClimaChem and the provider of the Working Capital Revolver Loan can not reach an agreement, the EBITDA requirement for ClimaChem shall not be less than $15 million. The Working Capital Revolver Loan also requires ClimaChem to

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2003 and 2002

achieve an annual fixed charge coverage ratio of at least 1 to 1 and limits capital expenditures, as defined, to $11.2 million measured quarterly on a trailing twelve month basis. The Working Capital Revolver Loan requires that ClimaChem's excess availability, as defined, equal an amount not less than $.5 million. It also requires ClimaChem's excess availability, as defined, equal an amount not less than $1.5 million on the date of the periodic interest payments due on its 10-3/4% Senior Unsecured Notes due 2007 (discussed below) and due on certain debt issued pursuant to a financing arrangement (discussed below). The Working Capital Revolver Loan also contains covenants that, among other things, limit the borrowers' ability to: (a) incur additional indebtedness, (b) incur liens, (c) make restricted payments or loans to affiliates who are not borrowers, (d) engage in mergers, consolidations or other forms of recapitalization, (e) dispose of assets, or (f) repurchase ClimaChem's 10-3/4% Senior Unsecured Notes. The Working Capital Revolver Loan also requires all collections on accounts receivable be made through a bank account in the name of the lender or their agent.

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

The financing transaction was accounted for as a debt restructuring in May 2002 and the implied gain relating to this transaction was deferred and all of the future interest payments associated with the Loans has been recognized in long-term debt. All future interest payments on the Loans will be charged against the debt balance presently accrued on the balance sheet. At June 30, 2003, the carrying amount of long-term debt owed the Lenders is $44.7 million which includes $13 million interest due on the Loans through maturity. Of this, interest of $3.4 million is included in current portion of long-term debt at June 30, 2003.

Approximately $1.8 million of the proceeds of the Loans was used to fund a cash collateral account. The cash collateral will be available to ClimaChem at the earlier of (a) the date the Loans are paid in full or (b) November 23, 2003 so long as no default or event of default is then continuing. Therefore the $1.8 million is classified as restricted cash and is included in current assets at June 30, 2003.

The Financing Agreement required ClimaChem to maintain quarterly EBITDA, as defined, for ClimaChem and its Climate Control Business on a trailing twelve-month basis of $13.4 million and $10 million, respectively, measured as of June 30, 2003. ClimaChem and its Climate Control Business's EBITDA, as defined, for the twelve-month period ended June 30, 2003 was in excess of the required amounts. The Financing Agreement requires ClimaChem to maintain quarterly EBITDA, as defined, for ClimaChem and its Climate Control Business on a trailing twelve-month basis of the same amounts required under the Working Capital Revolver Loan as discussed above. Additionally, for quarters ending after December 31, 2002, if ClimaChem fails to maintain EBITDA, as defined, on a trailing twelve-month basis of at least $12 million (a "Trigger Event"), then within 210 days of the end of such quarter, ClimaChem shall pay the Lenders an amount equal to 33.3% ($10.6 million as of June 30, 2003) of

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2003 and 2002

then outstanding principal of the Loans plus interest. However, if ClimaChem maintains EBITDA on a trailing twelve-month basis of at least $12 million as of the end of each of the two quarters immediately following the Trigger Event, then within 210 days of such Trigger Event, ClimaChem shall pay the Lenders an amount equal to 10% ($3.2 million as of June 30, 2003) of then outstanding principal of the Loans plus interest.

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

In 1997, ClimaChem completed the sale of its 10-3/4% Senior Unsecured Notes due 2007 (the "Notes"). The Notes bear interest at an annual rate of 10-3/4% payable semiannually in arrears on June 1 and December 1 of each year. The Notes are senior unsecured obligations of ClimaChem and rank equal in right of payment to all existing and future senior unsecured indebtedness of ClimaChem and its subsidiaries. The Notes are effectively subordinated to all existing and future secured indebtedness of ClimaChem. The outstanding principal balance of the Notes due to unrelated third parties was $18.3 million at June 30, 2003.

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

Set forth below is consolidating financial information of ClimaChem's Guarantor Subsidiaries, the Non-Guarantor Subsidiaries, and ClimaChem.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2003 and 2002

Note 7: Long-Term Debt (continued)

ClimaChem, Inc. Condensed Consolidating Balance Sheet As of June 30, 2003 (In thousands)
Combined Guarantor Subsidiaries	Consolidated Non- Guarantor Subsidiaries	ClimaChem, Inc. (Parent)	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$82	$182	$27		$291
Restricted cash	-	-	1,838		1,838
Trade accounts receivable, net	40,915	3,634	24		44,573
Inventories	21,002	169	-		21,171
Supplies and prepaid items	3,453	22	1,279		4,754
Deferred income taxes	-	-	3,520	$(520)	3,000
Total current assets	65,452	4,007	6,688	(520)	75,627
Property, plant and equipment, net	65,149	1,983	119		67,251
Due from LSB and affiliates	-	-	14,769		14,769
Investment in and advances to affiliates	-	-	97,776	(97,776)	-
Receivable from Parent	-	12,832	-	(12,832)	-
Other assets, net:
Deferred income taxes	-	-	1,951	(435)	1,516
Other	9,722	38	1,363		11,123
	$140,323	$18,860	$122,666	$(111,563)	$170,286
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$16,316	$1,960	$648		$18,924
Accrued liabilities	10,559	3,661	554		14,774
Due to LSB and affiliates, net	-	-	6,401		6,401
Deferred income taxes	520	-	-	$(520)	-
Current portion of long-term debt	3,438	353	35,852		39,643
Total current liabilities	30,833	5,974	43,455	(520)	79,742
Long-term debt	4,841	1,382	64,108		70,331
Deferred income taxes	435	-	-	(435)	-
Due to LSB	-	-	3,183		3,183
Other noncurrent liabilities	2,402	4,423	-		6,825
Payable to Parent	12,844	-	-	(12,844)	-
Stockholders' equity:
Common stock	64	1	1	(65)	1
Capital in excess of par value	79,217	-	12,652	(79,217)	12,652
Accumulated other comprehensive loss	-	(1,715)	-		(1,715)
Retained earnings (accumulated deficit)	9,687	8,795	(733)	(18,482)	(733)
Total stockholders' equity	88,968	7,081	11,920	(97,764)	10,205
	$140,323	$18,860	$122,666	$(111,563)	$170,286

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2003 and 2002

Note 7: Long-Term Debt (continued)
ClimaChem, Inc. Condensed Consolidating Balance Sheet As of December 31, 2002 (In thousands)
Combined Guarantor Subsidiaries	Consolidated Non- Guarantor Subsidiaries	ClimaChem, Inc. (Parent)	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$410		$950		$1,360
Restricted cash	-		1,838		1,838
Trade accounts receivable, net	29,515	$3,166	39		32,720
Inventories	25,947	119	-		26,066
Supplies and prepaid items	4,007	24	1,309		5,340
Deferred income taxes	-	-	3,520	$(520)	3,000
Total current assets	59,879	3,309	7,656	(520)	70,324
Property, plant and equipment, net	66,321	2,017	61		68,399
Due from LSB and affiliates	-	-	14,648		14,648
Investment in and advances to affiliates	-	-	89,977	(89,977)	-
Receivable from Parent	-	10,185	-	(10,185)	-
Other assets, net:
Deferred income taxes	-	-	2,101	(435)	1,666
Other	9,534	41	1,716		11,291
	$135,734	$15,552	$116,159	$(101,117)	$166,328
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$19,747	$2,736	$287		$22,770
Accrued liabilities	12,993	1,061	1,059		15,113
Due to LSB and affiliates, net	-	-	4,679		4,679
Deferred income taxes	520	-	-	$(520)	-
Current portion of long-term debt	2,190	353	29,490		32,033
Total current liabilities	35,450	4,150	35,515	(520)	74,595
Long-term debt	4,984	1,559	65,782		72,325
Deferred income taxes	435	-	-	(435)	-
Due to LSB	-	-	3,183		3,183
Other noncurrent liabilities	2,547	3,858	-		6,405
Payable to Parent	42,681	-	-	(42,681)	-
Stockholders' equity:
Common stock	64	1	1	(65)	1
Capital in excess of par value	77,678	-	12,652	(77,678)	12,652
Accumulated other comprehensive loss	-	(1,859)	-		(1,859)
Retained earnings (accumulated deficit)	(28,105)	7,843	(974)	20,262	(974)
Total stockholders' equity	49,637	5,985	11,679	(57,481)	9,820
	$135,734	$15,552	$116,159	$(101,117)	$166,328

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2003 and 2002

Note 7: Long-Term Debt (continued)
ClimaChem, Inc. Condensed Consolidating Statement of Operations Six Months Ended June 30, 2003 (In thousands)
Combined Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	ClimaChem, Inc. (Parent)	Eliminations	Consolidated
Net sales	$139,541	$19,643			$159,184
Cost of sales	120,791	17,753	$401	$(2)	138,943
Gross profit (loss)	18,750	1,890	(401)	2	20,241
Selling, general and administrative	17,712	219	950	(4)	18,877
Operating income (loss)	1,038	1,671	(1,351)	6	1,364
Other income (expense):
Interest and other income (expense), net	320	(88)	5,941	(5,230)	943
Gain (loss) on extinguishment of advances to affiliates	65,350	-	(65,350)		-
Benefit from termination of firm sales commitments	675	-	-		675
Interest expense	(5,429)	(22)	(2,364)	5,224	(2,591)
Income (loss) from continuing operations before benefit (provision) for income taxes	61,954	1,561	(63,124)	-	391
Equity in earnings of subsidiaries	-	-	38,744	(38,744)	-
Benefit (provision) for income taxes	(24,162)	(609)	24,621		(150)
Net income	$37,792	$952	$241	$(38,744)	$241

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2003 and 2002

Note 7: Long-Term Debt (continued)
ClimaChem, Inc. Condensed Consolidating Statement of Operations Six Months Ended June 30, 2002 (In thousands)
Combined Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	ClimaChem, Inc. (Parent)	Eliminations	Consolidated
Net sales	$129,857	$16,700			$146,557
Cost of sales	107,972	14,862	$328	$(2)	123,160
Gross profit (loss)	21,885	1,838	(328)	2	23,397
Selling, general and administrative	17,004	187	2,002	(4)	19,189
Operating income (loss)	4,881	1,651	(2,330)	6	4,208
Other income (expense):
Interest and other income (expense), net	337	(86)	7,588	(5,554)	2,285
Benefit from termination of firm purchase commitments	290	-	-		290
Interest expense	(5,483)	(31)	(4,548)	5,548	(4,514)
Income from continuing operations before benefit (provision) for income taxes	25	1,534	710	-	2,269

Equity in losses of subsidiaries	-	-	(563)	563	-
Benefit (provision) for income taxes:
Current	959	(598)	(5,781)		(5,420)
Deferred	-		3,195		3,195
Loss from discontinued operations, net	(2,483)	-	-		(2,483)
Net income (loss)	$(1,499)	$936	$(2,439)	$563	$(2,439)

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2003 and 2002

Note 7: Long-Term Debt (continued)
ClimaChem, Inc. Condensed Consolidating Statement of Operations Three Months Ended June 30, 2003 (In thousands)
Combined Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	ClimaChem, Inc. (Parent)	Eliminations	Consolidated
Net sales	$78,815	$10,091			$88,906
Cost of sales	67,198	9,195	$196	$(1)	76,588
Gross profit (loss)	11,617	896	(196)	1	12,318
Selling, general and administrative	8,935	107	596	(2)	9,636
Operating income (loss)	2,682	789	(792)	3	2,682
Other income (expense):
Interest and other income (expense), net	144	(14)	3,059	(2,691)	498
Gain (loss) on extinguishment of advances to affiliates	65,350	-	(65,350)		-
Benefit from termination of firm purchase commitments	309	-	-		309
Interest expense	(2,798)	(11)	(1,262)	2,688	(1,383)
Income (loss) from continuing operations before benefit for income taxes	65,687	764	(64,345)	-	2,106
Equity in earnings of subsidiaries	-		40,613	(40,613)	-
Benefit (provision) for income taxes	(25,540)	(298)	25,088		(750)
Net income	$40,147	$466	$1,356	$(40,613)	$1,356

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2003 and 2002

Note 7: Long-Term Debt (continued)
ClimaChem, Inc. Condensed Consolidating Statement of Operations Three Months Ended June 30, 2002 (In thousands)
Combined Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	ClimaChem, Inc. (Parent)	Eliminations	Consolidated
Net sales	$71,496	$8,374			$79,870
Cost of sales	59,576	7,441	$163	$(1)	67,179
Gross profit (loss)	11,920	933	(163)	1	12,691
Selling, general and administrative	8,948	107	1,102	(2)	10,155
Operating income (loss)	2,972	826	(1,265)	3	2,536
Other income (expense):
Interest and other income (expense), net	218	(12)	4,446	(2,721)	1,931
Benefit from termination of firm purchase commitments	80	-	-		80
Interest expense	(2,702)	(15)	(1,973)	2,718	(1,972)
Income from continuing operations before benefit (provision) for income taxes	568	799	1,208	-	2,575
Equity in earnings of subsidiaries	-	-	304	(304)	-
Benefit (provision) for income taxes:
Current	959	(598)	(5,781)		(5,420)
Deferred			2,676		2,676
Loss from discontinued operations, net	(1,424)	-	-		(1,424)
Net income (loss)	$103	$201	$(1,593)	$(304)	$(1,593)

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2003 and 2002

Note 7: Long-Term Debt (continued)
ClimaChem, Inc. Condensed Consolidating Statement of Cash Flows Six Months Ended June 30, 2003 (In thousands)
Combined Guarantor Subsidiaries	Consolidated Non- Guarantor Subsidiaries	ClimaChem, Inc. (Parent)	Eliminations	Consolidated
Cash flows provided (used) by operating activities	$(10,724)	$3,089	$3,036	$(4,599)
Cash flows from investing activities:
Capital expenditures	(3,367)	(83)	(88)	(3,538)
Proceeds from sales of property and equipment	81	-	-	81
Other assets	(312)	-	85	(227)
Net cash used by investing activities	(3,598)	(83)	(3)	(3,684)
Cash flows from financing activities:
Payments on long-term debt	(251)	(177)	(1,746)	(2,174)
Long-term and other borrowings	-	-	800	800
Net change in revolving debt	1,315	-	5,633	6,948
Net change in due to/from LSB and affiliates	-	-	1,640	1,640
Advances to/from affiliates	12,930	(2,647)	(10,283)	-
Net cash provided (used) by financing activities	13,994	(2,824)	(3,956)	7,214
Net increase (decrease) in cash and cash equivalents from all activities	(328)	182	(923)	(1,069)
Cash and cash equivalents at the beginning of period	410	-	950	1,360
Cash and cash equivalents at the end of period	$82	$182	$27	$291

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2003 and 2002

Note 7: Long-Term Debt (continued)
ClimaChem, Inc. Condensed Consolidating Statement of Cash Flows Six Months Ended June 30, 2002 (In thousands)
Combined Guarantor Subsidiaries	Consolidated Non- Guarantor Subsidiaries	ClimaChem, Inc. (Parent)	Eliminations	Consolidated
Cash flows provided by continuing operating activities	$7,675	$2,660	$(762)	$9,573
Cash flows from investing activities:
Capital expenditures	(4,472)	(288)	(5)	(4,765)
Proceeds from sales of property and equipment	8	-	1	9
Restricted cash held in escrow	-	-	(1,838)	(1,838)
Other assets	626	-	2	628
Net cash used by investing activities	(3,838)	(288)	(1,840)	(5,966)
Cash flows from financing activities:
Payments on long-term debt	(1,943)	(177)	(383)	(2,503)
Proceeds from Financing Agreement, net of fees	-	-	32,155	32,155
Acquisition of 10 3/4% Senior Unsecured Notes	-	-	(30,065)	(30,065)
Net change in revolving debt	920	-	(5,911)	(4,991)
Net change in due to/from LSB and affiliates	-	-	3,255	3,255
Advances to/from affiliates	(2,596)	(957)	3,553	-
Net cash used by financing activities	(3,619)	(1,134)	2,604	(2,149)
Net cash provided by discontinued operations	(316)	-	-	(316)
Net increase (decrease) in cash and cash equivalents from all activities	(98)	1,238	2	1,142
Cash and cash equivalents at the beginning of period	264	16	29	309
Cash and cash equivalents at the end of period	$166	$1,254	$31	$1,451

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2003 and 2002

Note 8: Product Warranty Our Climate Control Business sells equipment that has an expected life, under normal circumstances and use, that extends over several years. As such, we provide warranties after equipment delivery/installation covering defects in materials and workmanship.

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

The carrying amount of the product warranty obligation is as follows:

Six Months Ended June 30,	Three Months Ended June 30,
2003	2002	2003	2002
(In thousands)
Balance at beginning of period	$1,922	$2,558	$1,895	$2,499
Add: Charged to costs and expenses	469	497	256	262
Deduct: Costs incurred	(355)	(625)	(115)	(331)
Balance at end of period	$2,036	$2,430	$2,036	$2,430

Note 9: Discontinued Operations In December 2002, Slurry Explosive Corporation and Universal Tech Corporation, each an indirect, wholly owned subsidiary of the Company collectively, the "Sellers" consummated the sale of their operating assets to four wholly owned subsidiaries of Energetic Systems Inc., LLC, pursuant to the terms of an Asset Purchase Agreement. The assets sold by the Sellers comprised all of the explosives manufacturing and distribution business within our Chemical Business.

Operating results of the discontinued operations for the six and three months ended June 30, 2002 included net sales of $5.5 million and $2.3 million and a net loss of $2.5 million and $1.4 million, respectfully.

 Note 10: Supplemental Cash Flow Information For the six months ended June 30, 2003, our noncash investing and financing activities included the extinguishment of certain debt of $1.8 million. Under the terms of an agreement reached with the lender in April 2003, the debt was extinguished in exchange for the extinguishment of a note receivable due from the lender of $1.3 million plus a cash payment of $.3 million. As a result, we recognized a net gain on extinguishment of debt of $258,000. For the same period in

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2003 and 2002

2002, our noncash financing activities included the grant of warrants to purchase 595,585 shares of our common stock with a fair value of approximately $2 million in connection with the voluntary debt restructuring as discussed in Note 7.

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

In relation to one of our subsidiaries long-term leverage lease of a nitric acid plant in Baytown, Texas, the Company and its subsidiaries have not provided a residual value guarantee on the value of the equipment and have provided the right of first refusal on the fixed-price purchase option to the party purchasing substantially all of the production from the plant. Further, substantially all of the operating costs are passed along to this party under this contract on a cost-plus arrangement. Accordingly, while we are continuing to study the contractual arrangements involving this entity and the criteria of FIN 46, we do not presently believe we bear the majority of the risk of loss or the majority of the residual returns of this entity. As of June 30, 2003, the remaining obligation under the leveraged lease associated with the plant approximates $55 million.

Prior to 2003, we, through our subsidiaries, entered into a loan agreement where we loaned funds to the parent company of a French manufacturer of HVAC equipment whose product line is compatible with our Climate Control Business in the United States. Under the loan agreement, one of our subsidiaries has the option, which expires June 15, 2005, to exchange its rights under the loan and cash for 100% of the borrower's outstanding common stock. This subsidiary also obtained a security interest in the stock of the French manufacturer to secure its loan. At June 30, 2003, the outstanding note receivable balance, was $2.2 million and is included in other assets in the accompanying condensed consolidated balance sheet. As of the date of this report, the Company has not exercised its option.

Based on our current assessment of the parent company and its subsidiary in relation to FIN 46, we may be required to consolidate these entities. At December 31, 2002, the French manufacturer had total assets of approximately $8.4 million and sales and net income of approximately $15.7 million and $.3 million, respectively, for the year ended December 31, 2002. For the six months ended June 30, 2003, sales and net income were approximately $6.2 million and $.1 million, respectively.

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
Six Months Ended June 30, 2003 and 2002

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

ClimaChem is restricted as to the funds that it may transfer to LSB, the non-ClimaChem companies and certain ClimaChem companies under the terms contained in the Financing Agreement and the Working Capital Revolver Loan. Under the terms, ClimaChem is permitted to distribute funds in the form of (a) advances, loans and investments, in an aggregate amount not to exceed $2 million, at any time outstanding, and (b) distribute or pay in the form of dividends and other distributions an aggregate amount not to exceed, during each year, 50% of ClimaChem's consolidated net income for such year (calculated after deducting all other dividends and distributions made by ClimaChem to us during the year). This limitation will not prohibit payment of amounts due under a Services Agreement, Management Agreement and a Tax Sharing Agreement. ClimaChem did not declare and pay a dividend during the six months ended June 30, 2003 and there were no management fees due or paid pursuant to the EBITDA formula in the Management Agreement. At June 30, 2003, ClimaChem owed the Company approximately $9.2 million, exclusive of the $14.8 million due from the Company to ClimaChem in November 2007.

Our ability to maintain an adequate amount of borrowing availability under our existing working capital revolver depends on our ability to comply with the terms and conditions of such agreement, the lenders commitment to making the facility available to us and on the cash flow from operations, the investing activities and required debt service.

We (and our subsidiaries other than ClimaChem) have limited mandatory cash requirements as it relates to debt service and capital expenditures. Principal payments on long-term debt aggregate $1.1 million for the remainder of 2003 while most capital expenditures in the near term are discretionary. Our (and our subsidiaries other than ClimaChem) cash flow is expected to be sufficient to meet these cash flow needs during 2003.

Our Summit Machine Tool Manufacturing Corp. ("Summit") subsidiary that is not a subsidiary of ClimaChem finances its Working Capital requirements through borrowings under a credit facility ("Facility") with a different lender than ClimaChem's lender. The Facility is scheduled to mature on April 1, 2004. The Facility provides a revolving line of credit of $.6 million. We have, for review, a proposal from an interested lender to replace this Facility on terms and conditions which management considers favorable. The proposal is subject to, among other things, the lender completing their due diligence and definitive agreements.

Effective March 25, 2003, we sold common stock and warrants, proceeds of which aggregated $1.6 million. The net proceeds of which were used to reduce debt. See Note 4-Stockholders' Equity.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2003 and 2002

We continue to actively market our chemical plant located in Pryor, Oklahoma. We do not currently have a contract for the sale of this plant. If this plant is sold, we intend to use the proceeds from the sale to reduce debt.

ClimaChem and its subsidiaries finance their working capital requirements through borrowings under a $50 million asset-based Working Capital Revolver (See Note 7). The Working Capital Revolver matures in 2005 (see paragraph below) and is secured by receivables, inventories and intangibles of all the ClimaChem entities other than El Dorado Nitric Co., and its subsidiaries. The Working Capital Revolver agreement provides for available advances to ClimaChem based upon specified percentages of eligible accounts receivable and inventories, less a $.5 million reserve against such aggregate availability. As of June 30, 2003, borrowings outstanding under the Working Capital Revolver were $34.2 million and the net credit available for additional borrowings was $5.1 million based on eligible collateral. The Working Capital Revolver requires that ClimaChem and its Climate Control Business meet certain financial covenants on a quarterly basis and/or an annual basis as discussed in Note 7. Included in the financial covenants is the requirement to maintain quarterly earnings before interest, taxes, depreciation and amortization ("EBITDA") on a trailing twelve-month basis at specified amounts. ClimaChem and its Climate Control Business exceeded the required EBITDA (as defined) amounts for the twelve months ended June 30, 2003. The required EBITDA amounts for each quarterly measurement date in 2003 were set at amounts based upon management's forecasts in the first quarter of 2003 which are presently considered by management to be achievable. However, actual results may be materially different than our forecasts.

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

Based upon the current outlook for the Chemical Business and the Climate Control Business, management expects to maintain adequate borrowing

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2003 and 2002

availability under the Working Capital Revolver to meet the working capital requirements during 2003. Due to the current high costs for the Chemical Business feedstocks, natural gas and anhydrous ammonia, management expects to continue to utilize the net borrowing availability provided by the Working Capital Revolver at a relatively high level. The current outlook is based upon information currently available and is subject to change based upon changes in economic conditions as well as market pricing of our products and costs of the various raw materials consumed.

In connection with the repurchase of Senior Unsecured Notes in May 2002, ClimaChem entered into a Financing Agreement with certain Lenders (See Note 7). Borrowings under the Financing Agreement are collateralized by Chemical plants in El Dorado, Arkansas and Cherokee, Alabama. The Financing Agreement requires that ClimaChem and its Climate Control Business meet certain financial covenants on a quarterly and/or annual basis as discussed in Note 7. At June 30, 2003, ClimaChem was in compliance with all the financial covenants. For quarters ending after December 31, 2002, if ClimaChem fails to maintain EBITDA (as defined) on a trailing twelve-month basis of at least $12 million (a "Trigger Event"), then within 210 days of the end of such quarter, ClimaChem shall pay the Lenders an amount equal to 33.3% of then outstanding principal of the Loans ($10.6 million at June 30, 2003) plus interest. However, if ClimaChem maintains EBITDA on a trailing twelve-month basis of at least $12 million as of the end of each of the two quarters immediately following the Trigger Event, then within 210 days of such Trigger Event, ClimaChem shall pay the Lenders an amount equal to 10% ($3.2 million as of June 30, 2003) of then outstanding principal of the Loans plus interest. ClimaChem does not expect that a Trigger Event will occur in 2003. In connection with the closing of the Financing Agreement, the lenders thereunder entered into an Inter-Creditor Agreement with ClimaChem's Working Capital Revolver lenders. The Working Capital Revolver agreement and the Financing Agreement contain cross-default provisions. If the Trigger Event occurs and/or ClimaChem fails to meet the other financial covenants of the Financing Agreement, the lender may declare an event of default, making all or a portion of the debt due on demand. If this should occur, there are no assurances that we would have funds available to pay such amount or that alternative borrowing arrangements would be available. Accordingly, ClimaChem could be required to curtail operations and/or sell key assets as discussed above. These actions could result in the recognition of losses that may be material.

In order to supplement the Working Capital Revolver and the internally generated funds as sources to meet capital requirements, management is currently in discussions with lenders to obtain long-term financing on certain chemical plants. If consummated, the loan proceeds will be used to pay down the Senior Secured Notes and reduce Working Capital Revolver debt. During February 2003, we engaged an investment banker to assist us, on a best effort basis, in arranging financing of the concentrated nitric acid plant on which debt was paid off in 2002. As of the date of this report, the investment banker has not developed a definitive loan proposal for Management's review. Management is also attempting to secure long-term financing of its Cherokee Nitrogen Plant in Cherokee, Alabama. This plant is currently pledged as part of the collateral for ClimaChem's debt under the Financing Agreement. If this plant is financed, it is anticipated that approximately half of the net proceeds would be used to pay down the Senior Secured Notes and the other half would be used as working capital.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2003 and 2002

As discussed in Note 7, approximately $1.8 million of the proceeds from the funding under the Financing Agreement was used to fund a cash collateral account. We intend to use this $1.8 million as working capital upon release of the funds to us on November 23, 2003, or sooner per the discussions in Note 7.

Due to the Company and ClimaChem's previous operating losses and limited borrowing ability under the credit facility then in effect, we discontinued payment of cash dividends on Common Stock for periods subsequent to January 1, 1999, until the Board of Directors determines otherwise. As of June 30, 2003, we have not paid the regular quarterly dividend of $.8125 on the outstanding $3.25 Convertible Exchangeable Class C Preferred Stock Series 2 ("Series 2 Preferred") since June 15, 1999, resulting in approximately $8.1 million in total accrued and unpaid dividends on the Series 2 Preferred. We also did not declare and pay the regular annual dividend of $12.00 on the Series B Preferred since 1999, resulting in $.8 million in accrued and unpaid dividends on the Series B Preferred. In addition, we did not declare and pay the 6% per annum cumulative dividend payable in arrears on the Series D preferred resulting in $.1 million in accrued and unpaid dividends. We do not anticipate having funds available to pay dividends on our stock for the foreseeable future.

Our net cash used by operating activities for the six months ended June 30, 2003 was $3.7 million. Cash used by investing activities included $3.8 million for capital expenditures primarily in the Chemical Business, Approximately $1.2 million of this was not planned but required the replacement of a compressor at the Cherokee, Alabama facility. Cash provided by financing activities included a net increase in revolving debt of $6.9 million (primarily to support the increase in accounts receivable), long-term borrowings of $1.9 million and proceeds from the issuance of common stock and warrants of $1.6 million offset, in part, by payments on debt of $4 million. As of June 30, 2003, ClimaChem had cash and borrowing availability under the Working Capital Revolver of $5.4 million compared to $7.9 million at December 31, 2002. We continue to pursue other sources of working capital to ensure adequate liquidity as discussed above.

For the periods covered by this report, the Climate Control Business has consistently generated a positive cash flow and conversely the Chemical Business has generated a negative cash flow. Approximately 54% of the Chemical Business' sales volume is sold under sales contracts in which the sales price is adjusted for changes in raw material costs. The balance of the sales volume primarily is agricultural nitrogen fertilizer delivered into our freight logical geographical markets at spot prices.

The negative cash flow in the Chemical Business for the six months ended June 30, 2003 is a result of the operating losses in the agricultural nitrogen business of the El Dorado, Arkansas and Cherokee, Alabama plants, seasonal increase in accounts receivable, replacement of a compressor at the Cherokee facility and costs related to the mechanical failure of the sulfuric acid plant at the El Dorado facility. Losses in the agricultural nitrogen business have resulted from the selling prices compared to the cost of the raw material feedstocks: natural gas and anhydrous ammonia. This imbalance of selling prices has been due primarily to an oversupply in the market of agricultural nitrogen products of the kind we produce and the inability to

 LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2003 and 2002

pass through the full natural gas and ammonia cost increases when they occur. The feedstocks of natural gas and ammonia have historically experienced significant price volatility. Currently, both are significantly higher compared to the same period last year. In addition to this problem, sales of agricultural nitrogen products were adversely affected during the quarter ended June 30, 2003 by adverse weather conditions in our market area. The results of those problems had a negative effect on the available working capital, as discussed above.

During the first six months of 2003, our El Dorado facility experienced multiple instances where the sulfuric acid plant was shut down for mechanical failures. As a result of this extended down-time, we estimate that the Chemical Business' income from operations for the six months and three months ended June 30, 2003 was adversely impacted by approximately $.6 million and $.3 million, respectively. Certain components of the plant were repaired and/or replaced, at an aggregate cost of approximately $.7 million and the plant was returned to service. However, to improve the reliability of the plant and to guard against a recurrence of this problem, we plan to install certain new equipment at an estimated installed cost of approximately $1.1 million during the fourth quarter 2003. Installation will ultimately be determined by the plants' operational reliability.

We have a long-term contract to supply industrial-grade ammonium nitrate to a third party under a cost-plus arrangement. This arrangement provides for cost reimbursement based on our actual cost. At June 30, 2003, we had recognized a net receivable from this customer while the customer claims we have billed an amount in excess of allowable operating costs, the differential of which approximates $.5 million. We intend to vigorously pursue collection of the receivable while denying the customer's claim. At June 30, 2003, we believe this net receivable is fully collectible. However the ultimate outcome of this matter cannot presently be predicted with certainty.

We recently hired a new president for the El Dorado Chemical Company ("EDC") subsidiary whose primary facilities are located in El Dorado, Arkansas and Cherokee, Alabama. We are in the process of evaluating the product lines of these operations for profitability consistent with management's goal to reduce the negative impact that changing prices of natural gas and anhydrous ammonia have on our sales and operating results. Management's plan for 2003 for EDC anticipates that the industrial-grade products of El Dorado Chemical and Cherokee Nitrogen that are sold pursuant to long-term cost-plus agreements will continue in 2003 at or about the same volume levels as in 2002. El Dorado's and Cherokee's 2003 production levels for nitrogen products sold as fertilizers into the agricultural markets will approximate the 2002 volume levels but the sales as expressed in dollars will be higher due to correspondingly higher unit sales prices. Due to the volatility of sales prices and the costs of feedstocks, anhydrous ammonia and natural gas, it is difficult to predict whether or not the sales of nitrogen products sold as fertilizer into the agricultural markets will be profitable for 2003; however, we believe we can make certain changes that will help improve the operating results of the Chemical Business.

The Climate Control Business' core product lines are hydronic fan coils and water source heat pumps. These core product lines have been very stable and the Climate Control Business has consistently managed to report increased

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2003 and 2002

earnings. As a result, we have been able to satisfy the various financial loan covenants. During the first six months of 2003 Climate Control's order level in its' core product lines has been down approximately 5% from the calendar year 2002 level (8% from the first six months of 2002). The lower sales order level is due to lower industry wide construction starts, primarily in the lodging sector. At June 30, 2003, backlogs in the core product lines are approximately the same as at December 31, 2002. Included in Climate Control's operating results are three start-up product lines and/or services that have adversely affected operating results in recent periods. Although we don't expect these new product lines to reach positive results in 2003, there is the expectation that the results will improve and begin to approach a breakeven towards the end of 2003.

The planned capital expenditures for the remainder of 2003 are approximately $5 million. If the Discharge Water permit for the El Dorado facility is approved, it is currently expected to require capital expenditures of approximately $3 to $4 million, at the El Dorado facility, over the next 3 years. This assumes that the Discharge Water permit is corrected, the City of El Dorado, Arkansas (the "City") builds its own discharge pipeline to a nearby river and we are permitted to tie our pipeline into the City's pipeline. Management is continuing to review the design and configurations of treatment and discharge facilities to address the permitting issues. Also as discussed in Note 6, there will be certain expenditures required to bring the sulfuric acid plant's air emissions into acceptable limits. The design of additional emission controls at this plant is underway. At this point, the capital expenditures to achieve the required emission level are undeterminable involving the El Dorado facility. These projects are not expected to require funding until 2004 and beyond. Capital expenditures are dependent upon an adequate amount of liquidity and/or obtaining acceptable funding.

While we do not anticipate a material adverse result from the resolution of outstanding contingencies as discussed in Note 6, such a result would have an impact on our liquidity and future operating results.

Although the volatility of the Chemical Business is such that the forecasted results can fluctuate significantly, our cash flow forecasts indicate that there will be sufficient liquidity to meet our obligations as they come due in the near term. However, actual results may be materially different than our forecasts. Longer term liquidity is dependent upon new financing on the Chemical plants or facilities or improvement in the general Chemical Business operating environment.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with our June 30, 2003 Condensed Consolidated Financial Statements.

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

Compliance with Long-Term Debt Covenants - As fully discussed in "Liquidity and Capital Resources - Loan Agreements - Terms and Conditions" and Note 7 of Notes to Condensed Consolidated Financial Statements, the Financing Agreement and Working Capital Revolver Loan as amended, of ClimaChem and its subsidiaries require that ClimaChem meet certain lender defined earnings before interest, income taxes, depreciation and amortization ("EBITDA") and capital expenditure limitation amounts quarterly, on a trailing twelve-month basis and annually achieve a specified fixed charge coverage rate.

The Financing Agreement requires that if ClimaChem fails to maintain EBITDA, as defined, on a trailing twelve-month basis of at least $12 million (a "Trigger Event"), then within 210 days of the end of such quarter, ClimaChem shall pay the Lenders an amount equal to 33.3% ($10.6 million as of June 30, 2003) of then outstanding principal of the Loans plus interest. However, if ClimaChem maintains EBITDA on a trailing twelve-month basis of at least $12 million as of the end of each of the two quarters immediately following the Trigger Event, then within 210 days of such Trigger Event, ClimaChem shall pay the Lenders an amount equal to 10% ($3.2 million as of June 30, 2003) of then outstanding principal of the Loans plus interest.

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

Environmental and Regulatory Compliance - Our Chemical Business is subject to specific federal and state regulatory and environmental compliance laws and guidelines. We have developed policies and procedures related to environmental and regulatory compliance. We continually monitor whether we have maintained compliance with such laws and regulations and the operating and financial implications thereof. We believe we will be successful in addressing the Arkansas Department of Environmental Quality ("ADEQ") Discharge Water Permit through various site modification projects currently underway and other projects acceptable to the ADEQ. Our appeal of a renewal permit has been resolved through the execution of a Permit Appeal Resolution by ADEQ and EDC. The Permit Appeal Resolution Agreement provides for effluent limits which EDC believes are acceptable. Before a permit can be issued under the Permit Appeal Resolution Agreement, the permit must be drafted by the ADEQ and the permit must be subject to publication and public comment and appeal. We believe that the revised permit issued in conformity with the Permit Appeal Resolution Agreement will require additional expenditures, assuming the City of El Dorado, Arkansas (the "City") builds its own discharge pipeline to a nearby river and we are permitted to tie our pipeline into the City's pipeline, estimated by us to be approximately $3 to 4 million, which would be expended over a period of three years. We don't have any reliable estimates of the cost of an alternative solution in the event that the pipeline is not ultimately built by the City. See Note 6 of Notes to Condensed Consolidated Financial Statements.

Contingencies - We are a party to various litigation and other contingencies, the ultimate outcome of which is not presently known. Should the ultimate outcome of these contingencies be adverse, such could create an event of default under ClimaChem's Working Capital Revolver Loan and the Financing Agreement and could adversely impact our liquidity and capital resources. See Note 6 of Notes to Condensed Consolidated Financial Statements.

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

As discussed in Note 6 of Notes to Condensed Consolidated Financial Statements, the principal raw material for the production of the Chemical Business' chemical products at the El Dorado Facility is anhydrous ammonia. The Chemical Business has entered into a contract with a supplier of anhydrous ammonia to purchase all or substantially all of its requirements of anhydrous ammonia from the supplier. The Chemical Business and the supplier are involved in a dispute relating to the appropriate pricing formula for the anhydrous ammonia sold to the Chemical Business under the agreement. As a result of the dispute, the Chemical Business sent a letter of default under the agreement to the supplier and, in response, the supplier has asserted that the Chemical Business is not in good faith and, as a result, is in default under the agreement. If pursued, the supplier could attempt to terminate the agreement between the Chemical Business and the supplier based on the alleged default. The parties are attempting to negotiate a settlement of this dispute. Although we don't anticipate an interruption in supplies, in the event that the supplier should discontinue shipping product, the Company would have to make other arrangements possibly at a higher cost.

In December 2002, the Company sold the operating assets of its indirect subsidiaries, SEC and UTeC. SEC and UTeC were in the packaged explosives business, which was not considered by the Company to be a core business in its Chemical Business. The results of operations for SEC and UTeC for the six and three months ended June 30, 2002 are classified as discontinued operations in this report.

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

 RESULTS OF OPERATIONS
The Climate Control Business' core product lines are hydronic fan coils and water source heat pumps. These core product lines have been very stable and the Climate Control Business has consistently managed to report increased earnings. During the first six months of 2003 Climate Control's order level in its' core product lines has been down approximately 5% from the calendar year 2002 level (8% from the first six months of 2002). The lower sales order level is due to lower industry wide construction starts, primarily in the lodging sector. At June 30, 2003, backlogs in the core product lines are approximately the same as at December 31, 2002.

Included in Climate Control's operating results are three start-up product lines and/or services that have adversely affected operating results in recent periods. Although we don't expect these new product lines to reach positive results in 2003, there is the expectation that the results will improve and begin to approach a breakeven towards the end of 2003.

Chemical Business' results through the first six months of 2003 were adversely affected by increasing costs of the basic raw material feedstocks, natural gas and anhydrous ammonia. The purchase cost of both increased substantially compared to 2002. The market prices of the Chemical Business' agricultural nitrogen products during the spring fertilizer season did not increase sufficiently to recover the full amount of the higher raw material costs. However, approximately 54% of the Chemical Business sales volume of manufactured products are non-agricultural and are tied to sales contracts that allow the full pass through of the ammonia and gas feedstock costs.

 Six months ended June 30, 2003 vs. Six months ended June 30, 2002.

 Net sales for the six months ended June 30, 2003 were $161.5 million compared to $148.8 million for the same period in 2002 or an increase of $12.7 million. The increase in sales is primarily attributed to increased sales in our Chemical Business of $21.8 million. An overall increase of 3% in Chemical Business volume, was due in part, to the effect of the business interruption at the El Dorado chemical plant during the second quarter of 2002. An overall increase in sales prices of 23.2% in 2003, caused primarily by the increased cost of the raw material feedstock, as discussed below, also increased sales. The increased cost of the raw material feedstock is substantially reflected in the higher cost of sales. This increase was partially offset by decreased sales of $9.2 million in our Climate Control Business resulting from the completion and winding down of a number of specific geothermal product based construction contracts as well as a general reduction in sales volume in other Climate Control operations, due in part, to a general softening in demand from the markets we serve such as the lodging sector.

Gross Profit

 Gross profit was $22.1 million or 13.7% as a percentage of net sales for the six-month period ended June 30, 2003, compared to $25.4 million or 17.1% for the six months ended June 30, 2002. The decrease in the gross profit percentage was primarily the result of the increased costs of our primary raw material feedstocks, natural gas and anhydrous ammonia, used in our Chemical Business which could not be passed on to the customers in the form of higher sales prices.

Selling, General and Administrative Expenses

 Selling, general and administrative ("SG&A") expenses were $20.5 million for the six months ended June 30, 2003, compared to $21 million for the first six months of 2002. This decrease is primarily the result of efforts to reduce expenses.

Interest Expense

 Interest expense was $2.8 million for the first six months of 2003 compared to $4.9 million for the six months ended June 30, 2002. The decrease of $2.1 million primarily resulted from the elimination of interest expense recognition on the Financing Agreement indebtedness, since that transaction for the repurchase of Senior Unsecured Notes was accounted for as a voluntary debt restructuring during the second quarter of 2002 and at that time all future interest payments associated with the Financing Agreement indebtedness was recognized in long-term debt.

Income From Continuing Operations before Cumulative Effect of Accounting Change

As a result of the items discussed above, we had income from continuing operations before cumulative effect of accounting change of $.7 million for each of the six-month periods ended June 30, 2003 and 2002.

 Loss From Discontinued Operations

 As discussed in Note 9 of Notes to Condensed Consolidated Financial Statements, in December 2002, the operating assets of SEC and UTeC were sold which operations are reflected as discontinued operations. These operations were formerly included in the Chemical Business. Operating results of the discontinued operations for the six months ended June 30, 2002 included net sales of $5.5 million and a net loss of $2.5 million.

Cumulative Effect of Accounting Change

 Upon adoption of Statement No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002, we recognized the write-off of $.9 million of negative goodwill as a cumulative effect of accounting change for 2002. See Note 11 of Notes to Condensed Consolidated Financial Statements.

 Three months ended June 30, 2003 vs. Three months ended June 30, 2002.

Net Sales

 Net sales for the three-month period ended June 30, 2003 were $90 million compared to $80.9 million for the same period in 2002 or an increase of $9.1 million. The increase in sales is primarily attributed to increased sales in our Chemical Business of $14.3 million. The overall increase resulted from an increase in volume of 6.6% in the Chemical Business, due in part, to the effect of the business interruption at the El Dorado chemical plant during the second quarter of 2002. An overall increase in sales prices of 29.3%, due primarily to the increased cost of the raw material feedstock, as discussed below also increased sales. This increase was partially offset by decreased sales of $5.2 million in our Climate Control Business resulting from the completion and winding down of a number of specific geothermal product based construction contracts as well as a general reduction in sales volume in other Climate Control operations, due in part, to a general softening in demand from the markets we serve such as the lodging sector.

Gross Profit

 Gross profit was $13.2 million or 14.7% as a percentage of net sales for the three months ended June 30, 2003, compared to $13.4 million or 16.6% for the three-month period ended June 30, 2002. The decrease in the gross profit percentage was primarily the result of the increased costs of our primary raw material feedstocks, natural gas and anhydrous ammonia, used in our Chemical

Business which could not be passed on to the customers in the form of higher prices.

Selling, General and Administrative Expenses

 Selling, general and administrative ("SG&A") expenses were $10.5 million for the three-month period ended June 30, 2003, compared to $11.2 million for the same three months of 2002. This decrease is primarily the result of our efforts to reduce expenses.

Interest Expense

 Interest expense was $1.4 million for the three months ended June 30, 2003 compared to $2.1 million for the three months ended June 30, 2002. The decrease of $.7 million primarily resulted from the elimination of interest expense recognition on the Financing Agreement indebtedness, since that transaction for the repurchase of Senior Unsecured Notes was accounted for as a voluntary debt restructuring during the second quarter of 2002 and at that time all future interest payments associated with the Financing Agreement indebtedness was recognized in long-term debt.

Income From Continuing Operations

As a result of the items discussed above, we had income from continuing operations of $2.6 million for the three-month period ended June 30, 2003 compared to $.8 million for the same period in 2002.

Loss From Discontinued Operations

 As discussed in Note 9 of Notes to Condensed Consolidated Financial Statements, in December 2002, the operating assets of SEC and UTeC were sold which operations are reflected as discontinued operations. These operations were formerly included in the Chemical Business. Operating results of the discontinued operations for the three months ended June 30, 2002 included net sales of $2.3 million and a net loss of $1.4 million.

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

Net cash used by operating activities for the six months ended June 30, 2003 was $3.7 million resulting primarily from the increase in accounts receivable and the decrease in accounts payable offset, in part, by a decrease in inventories, supplies and prepaid items. The increase in receivables is primarily due to the increase in sales in relation to the fourth quarter of 2002. The decrease in accounts payable is due, in part, to the payments of certain property taxes and the decrease in amounts owed vendors since the spring fertilizer season has ended in the Chemical Business. The decrease in inventories relates primarily to agricultural products sold during the spring fertilizing season in the Chemical Business. The decrease in supplies and prepaid items includes the decrease in prepaid supplies used in the maintenance of our chemical plants.

Cash Flow From Investing and Financing Activities

Net cash used by investing activities for the six months ended June 30, 2003 included $3.8 million for capital expenditures primarily for the benefit of the Chemical Business.

Net cash provided by financing activities included a net increase in revolving debt of $6.9 million, long-term and other borrowings of $1.9 million and proceeds from the issuance of common stock of $1.6 million partially offset by payments on long-term and other debt of $4.1 million.

Effective March 25, 2003, we completed a private placement to Jayhawk Institutional Partners, L.P. ("Jayhawk") of 450,000 shares of our common stock and a five year warrant to purchase up to 112,500 shares of our common stock at an exercise price of $3.49 per share, subject to anti-dilution adjustments under certain conditions.  The total price paid by Jayhawk to us for the shares of common stock and the warrant was $1.6 million. The proceeds were used to reduce debt. The average closing price of our common stock over the 30-day period prior to the transaction was $3.49. Jayhawk has certain registration rights. Prior to the completion of this transaction and based on information provided to us by Jayhawk, Jayhawk and its affiliates beneficially owned 798,500 shares of our common stock and 323,650 shares of our $3.25 convertible exchangeable class C preferred stock ("$3.25 Preferred"). The shares of $3.25 Preferred beneficially owned by Jayhawk and its affiliates are convertible into 1,401,081 shares of our common stock.

 Obligations and Commitments

In the operation of our businesses, we enter into contracts, leases and borrowing arrangements. In connection with a series of agreements with Bayer Corporation ("Bayer") to supply nitric acid with a provision for pass through of production costs with certain performance obligations on our part, a subsidiary of ClimaChem entered into a 10 year leveraged lease ("Baytown Lease") in June 1999 that requires minimum future net lease rentals of approximately $55 million at June 30, 2003. The lease payments are includable costs in these agreements. These lease rentals are made monthly on a straight-line basis over the term of the agreements, typically with one annual payment  representing a majority of the amount due for the year. The annual payment for 2003, approximately $5 million due in December 2003, has been considered in evaluating our liquidity. Our ability to perform on this lease commitment is contingent upon Bayer's performance under the related purchase agreement and our liquidity.

Our commitments and obligations as of June 30, 2003, are summarized in the following table. See discussion below in "Loan Agreements - Terms and Conditions" and Note 7 of Notes to Condensed Consolidated Financial Statements.

Due July 1- December 31,	Due in the Year Ending December 31,
Type of Obligation	Total	2003	2004	2005	2006	2007	Thereafter
(In thousands)
Long-term debt:
Working Capital Revolver Loan (1)	$34,157	$34,157	$-	$-	$-	$-	$-
Senior Unsecured Notes due 2007	18,300	-	-	-	-	18,300
Financing Agreement due 2005	31,700	-	-	31,700	-	-	-
Accrued interest on Financing Agreement due 2005	12,982	1,701	3,384	7,897	-	-	-
Other	19,334	3,615	4,562	2,643	1,406	1,250	5,858
Total long-term debt	116,473	39,473	7,946	42,240	1,406	19,550	5,858
Baytown leveraged lease	54,961	6,253	13,001	2,250	8,175	9,227	16,055
Other operating leases	12,088	1,388	2,086	1,419	966	721	5,508
Purchase commitments	6,292	1,051	953	953	953	953	1,429
	$189,814	$48,165	$23,986	$46,862	$11,500	$30,451	$28,850

  The Working Capital Revolver Loan is not due by its terms until April 2005; however, the underlying agreement contains "a material adverse change in operating results or financial condition" provision which is construed to be a subjective acceleration clause. Therefore, the Loan is classified as due within one year at June 30, 2003 in the accompanying consolidated balance sheet.

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

ClimaChem is restricted as to the funds that it may transfer to LSB, the non-ClimaChem companies and certain ClimaChem companies under the terms contained in the Financing Agreement and the Working Capital Revolver Loan. Under the terms, ClimaChem is permitted to distribute funds in the form of (a) advances, loans and investments, in an aggregate amount not to exceed $2 million, at any time outstanding, and (b) distribute or pay in the form of dividends and other distributions an aggregate amount not to exceed, during each year, 50% of ClimaChem's consolidated net income for such year (calculated after deducting all other dividends and distributions made by ClimaChem to us during the year). This limitation will not prohibit payment of amounts due under a Services Agreement, Management Agreement and a Tax Sharing Agreement. ClimaChem did not declare and pay a dividend during the six months ended June 30, 2003 and there were no management fees due or paid pursuant to the EBITDA formula in the Management Agreement. At June 30, 2003, ClimaChem owed the Company approximately $9.2 million, exclusive of the $14.8 million due from the Company to ClimaChem in November 2007.

Our ability to maintain an adequate amount of borrowing availability under our existing working capital revolver depends on our ability to comply with the terms and conditions of such agreement, the lenders commitment to making the facility available to us and on the cash flow from operations, the investing activities and required debt service.

We (and our subsidiaries other than ClimaChem) have limited mandatory cash requirements as it relates to debt service and capital expenditures. Principal payments on long-term debt aggregate $1.1 million for the remainder of 2003 while most capital expenditures in the near term are discretionary. Our (and our subsidiaries other than ClimaChem) cash flow is expected to be sufficient to meet these cash flow needs during 2003.

Our Summit Machine Tool Manufacturing Corp. ("Summit") subsidiary that is not a subsidiary of ClimaChem finances its Working Capital requirements through borrowings under a credit facility ("Facility") with a different lender than ClimaChem's lender. The Facility is scheduled to mature on April 1, 2004. The Facility provides a revolving line of credit of $.6 million. We have, for review, a proposal from an interested lender to replace this Facility on terms and conditions which management considers favorable. The proposal is subject to, among other things, the lender completing their due diligence and definitive agreements.

As discussed above, effective March 25, 2003, we sold common stock and warrants, proceeds of which aggregated $1.6 million. The net proceeds of which were used to reduce debt. See Note 4 of Notes to Condensed Consolidated Financial Statements.

We continue to actively market our chemical plant located in Pryor, Oklahoma. We do not currently have a contract for the sale of this plant. If this plant is sold, we intend to use the proceeds from the sale to reduce debt.

ClimaChem and its subsidiaries finance their working capital requirements through borrowings under a $50 million asset-based Working Capital Revolver (See Note 7 of Notes to Condensed Consolidated Financial Statements). The Working Capital Revolver matures in 2005 (see paragraph below) and is secured by receivables, inventories and intangibles of all the ClimaChem entities other than El Dorado Nitric Co., and its subsidiaries. The Working Capital Revolver agreement provides for available advances to ClimaChem based upon specified percentages of eligible accounts receivable and inventories, less a $.5 million reserve against such aggregate availability. As of June 30, 2003, borrowings outstanding under the Working Capital Revolver were $34.2 million and the net credit available for additional borrowings was $5.1 million based on eligible collateral. The Working Capital Revolver requires that ClimaChem and its Climate Control Business meet certain financial covenants on a quarterly basis and/or an annual basis as discussed in Note 7. Included in the financial covenants is the requirement to maintain quarterly earnings before interest, taxes, depreciation and amortization ("EBITDA") on a trailing twelve-month basis at specified amounts. ClimaChem and its Climate Control Business exceeded the required EBITDA (as defined) amounts for the twelve months ended June 30, 2003. The required EBITDA amounts for each quarterly measurement date in 2003 were set at amounts based upon management's forecasts in the first quarter of 2003 which are presently considered by management to be achievable. However, actual results may be materially different than our forecasts.

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

Based upon the current outlook for the Chemical Business and the Climate Control Business, management expects to maintain adequate borrowing availability under the Working Capital Revolver to meet the working capital requirements during 2003. Due to the current high costs for the Chemical Business feedstocks, natural gas and anhydrous ammonia, management expects to continue to utilize the net borrowing availability provided by the Working Capital Revolver at a relatively high level. The current outlook is based upon information currently available and is subject to change based upon changes in economic conditions as well as market pricing of our products and costs of the various raw materials consumed.

In connection with the repurchase of Senior Unsecured Notes in May 2002, ClimaChem entered into a Financing Agreement with certain Lenders (See Note 7 of Notes to Condensed Consolidated Financial Statements). Borrowings under the Financing Agreement are collateralized by Chemical plants in El Dorado, Arkansas and Cherokee, Alabama. The Financing Agreement requires that ClimaChem and its Climate Control Business meet certain financial covenants on a quarterly and/or annual basis as discussed in Note 7. At June 30, 2003, ClimaChem was in compliance with all the financial covenants. For quarters ending after December 31, 2002, if ClimaChem fails to maintain EBITDA (as defined) on a trailing twelve-month basis of at least $12 million (a "Trigger Event"), then within 210 days of the end of such quarter, ClimaChem shall pay the Lenders an amount equal to 33.3% of then outstanding principal of the Loans ($10.6 million at June 30, 2003) plus interest. However, if ClimaChem maintains EBITDA on a trailing twelve-month basis of at least $12 million as of the end of each of the two quarters immediately following the Trigger Event, then within 210 days of such Trigger Event, ClimaChem shall pay the Lenders an amount equal to 10% ($3.2 million as of June 30, 2003) of then outstanding principal of the Loans plus interest. ClimaChem does not expect that a Trigger Event will occur in 2003. In connection with the closing of the Financing Agreement, the lenders thereunder entered into an Inter-Creditor Agreement with ClimaChem's Working Capital Revolver lenders. The Working Capital Revolver agreement and the Financing Agreement contain cross-default provisions. If the Trigger Event occurs and/or ClimaChem fails to meet the other financial covenants of the Financing Agreement, the lender may declare an event of default, making all or a portion of the debt due on demand. If this should occur, there are no assurances that we would have funds available to pay such amount or that alternative borrowing arrangements would be available. Accordingly, ClimaChem could be required to curtail operations and/or sell key assets as discussed above. These actions could result in the recognition of losses that may be material.

In order to supplement the Working Capital Revolver and the internally generated funds as sources to meet capital requirements, management is currently in discussions with lenders to obtain long-term financing on certain chemical plants. If consummated, the loan proceeds will be used to pay down the Senior Secured Notes and reduce Working Capital Revolver debt. During February 2003, we engaged an investment banker to assist us, on a best effort basis, in arranging financing of the concentrated nitric acid plant on which debt was paid off in 2002. As of the date of this report, the investment banker has not developed a definitive loan proposal for Management's review. Management is also attempting to secure long-term financing of its Cherokee Nitrogen Plant in Cherokee, Alabama. This plant is currently pledged as part of the collateral for ClimaChem's debt under the Financing Agreement. If this plant is financed, it is anticipated that approximately half of the net proceeds would be used to pay down the Senior Secured Notes and the other half would be used as working capital.

As discussed in Note 7 of Notes to Condensed Consolidated Financial Statements, approximately $1.8 million of the proceeds from the funding under the Financing Agreement was used to fund a cash collateral account. We intend to use this $1.8 million as working capital upon release of the funds to us on November 23, 2003, or sooner per the discussions in Note 7.

Due to the Company and ClimaChem's previous operating losses and limited borrowing ability under the credit facility then in effect, we discontinued payment of cash dividends on Common Stock for periods subsequent to January 1, 1999, until the Board of Directors determines otherwise. As of June 30, 2003, we have not paid the regular quarterly dividend of $.8125 on the outstanding $3.25 Convertible Exchangeable Class C Preferred Stock Series 2 ("Series 2 Preferred") since June 15, 1999, resulting in approximately $8.1 million in total accrued and unpaid dividends on the Series 2 Preferred. We also did not declare and pay the regular annual dividend of $12.00 on the Series B Preferred since 1999, resulting in $.8 million in accrued and unpaid dividends on the Series B Preferred. In addition, we did not declare and pay the 6% per annum cumulative dividend payable in arrears on the Series D preferred resulting in $.1 million in accrued and unpaid dividends. We do not anticipate having funds available to pay dividends on our stock for the foreseeable future.

 Our net cash used by operating activities for the six months ended June 30, 2003 was $3.7 million. Cash used by investing activities included $3.8 million for capital expenditures primarily in the Chemical Business, Approximately $1.2 million of this was not planned but required the replacement of a compressor at the Cherokee, Alabama facility. Cash provided by financing activities included a net increase in revolving debt of $6.9 million (primarily to support the increase in accounts receivable), long-term borrowings of $1.9 million and proceeds from the issuance of common stock and warrants of $1.6 million offset, in part, by payments on debt of $4 million. As of June 30, 2003, ClimaChem had cash and borrowing availability under the Working Capital Revolver of $5.4 million compared to $7.9 million at December 31, 2002. We continue to pursue other sources of working capital to ensure adequate liquidity as discussed above.

For the periods covered by this report, the Climate Control Business has consistently generated a positive cash flow and conversely the Chemical Business has generated a negative cash flow. Approximately 54% of the Chemical Business' sales volume is sold under sales contracts in which the sales price is adjusted for changes in raw material costs. The balance of the sales volume primarily is agricultural nitrogen fertilizer delivered into our freight logical geographical markets at spot prices.

The negative cash flow in the Chemical Business for the six months ended June 30, 2003 is a result of the operating losses in the agricultural nitrogen business of the El Dorado, Arkansas and Cherokee, Alabama plants, seasonal increase in accounts receivable, replacement of a compressor at the Cherokee facility and costs related to the mechanical failure of the sulfuric acid plant at the El Dorado facility. Losses in the agricultural nitrogen business have resulted from the selling prices compared to the cost of the raw material feedstocks: natural gas and anhydrous ammonia. This imbalance of selling prices has been due primarily to an oversupply in the market of agricultural nitrogen products of the kind we produce and the inability to pass through the full natural gas and ammonia cost increases when they occur. The feedstocks of natural gas and ammonia have historically experienced significant price volatility. Currently, both are significantly higher compared to the same period last year. In addition to this problem, sales of agricultural nitrogen products were adversely affected during the quarter ended June 30, 2003 by adverse weather conditions in our market area. The results of those problems had a negative effect on the available working capital, as discussed above.

During the first six months of 2003, our El Dorado facility experienced multiple instances where the sulfuric acid plant was shut down for mechanical failures. As a result of this extended down-time, we estimate that the Chemical Business' income from operations for the six months and three months ended June 30, 2003 was adversely impacted by approximately $.6 million and $.3 million, respectively. Certain components of the plant were repaired and/or replaced, at an aggregate cost of approximately $.7 million and the plant was returned to service. However, to improve the reliability of the plant and to guard against a recurrence of this problem, we plan to install certain new equipment at an estimated installed cost of approximately $1.1 million during the fourth quarter 2003. Installation will ultimately be determined by the plants' operational reliability.

We have a long-term contract to supply industrial-grade ammonium nitrate to a third party under a cost-plus arrangement. This arrangement provides for cost reimbursement based on our actual cost. At June 30, 2003, we had recognized a net receivable from this customer while the customer claims we have billed an amount in excess of allowable operating costs, the differential of which approximates $.5 million. We intend to vigorously pursue collection of the receivable while denying the customer's claim. At June 30, 2003, we believe this net receivable is fully collectible. However the ultimate outcome of this matter cannot presently be predicted with certainty.

We recently hired a new president for the El Dorado Chemical Company ("EDC") subsidiary whose primary facilities are located in El Dorado, Arkansas and Cherokee, Alabama. We are in the process of evaluating the product lines of these operations for profitability consistent with management's goal to reduce the negative impact that changing prices of natural gas and anhydrous ammonia have on our sales and operating results. Management's plan for 2003 for EDC anticipates that the industrial-grade products of El Dorado Chemical and Cherokee Nitrogen that are sold pursuant to long-term cost-plus agreements will continue in 2003 at or about the same volume levels as in 2002. El Dorado's and Cherokee's 2003 production levels for nitrogen products sold as fertilizers into the agricultural markets will approximate the 2002 volume levels but the sales as expressed in dollars will be higher due to correspondingly higher unit sales prices. Due to the volatility of sales prices and the costs of feedstocks, anhydrous ammonia and natural gas, it is difficult to predict whether or not the sales of nitrogen products sold as fertilizer into the agricultural markets will be profitable for 2003; however, we believe we can make certain changes that will help improve the operating results of the Chemical Business.

The Climate Control Business' core product lines are hydronic fan coils and water source heat pumps. These core product lines have been very stable and the Climate Control Business has consistently managed to report increased earnings. As a result, we have been able to satisfy the various financial loan covenants. During the first six months of 2003 Climate Control's order level in its' core product lines has been down approximately 5% from the calendar year 2002 level (8% from the first six months of 2002). The lower sales order level is due to lower industry wide construction starts, primarily in the lodging sector. At June 30, 2003, backlogs in the core product lines are approximately the same as at December 31, 2002. Included in

Climate Control's operating results are three start-up product lines and/or services that have adversely affected operating results in recent periods. Although we don't expect these new product lines to reach positive results in 2003, there is the expectation that the results will improve and begin to approach a breakeven towards the end of 2003.

The planned capital expenditures for the remainder of 2003 are approximately $5 million. If the Discharge Water permit for the El Dorado facility is approved, it is currently expected to require capital expenditures of approximately $3 to $4 million, at the El Dorado facility, over the next 3 years. This assumes that the Discharge Water permit is corrected, the City of El Dorado, Arkansas (the "City") builds its own discharge pipeline to a nearby river and we are permitted to tie our pipeline into the City's pipeline. Management is continuing to review the design and configurations of treatment and discharge facilities to address the permitting issues. Also as discussed in Note 6, there will be certain expenditures required to bring the sulfuric acid plant's air emissions into acceptable limits. The design of additional emission controls at this plant is underway. At this point, the capital expenditures to achieve the required emission level are undeterminable involving the El Dorado facility. These projects are not expected to require funding until 2004 and beyond. Capital expenditures are dependent upon an adequate amount of liquidity and/or obtaining acceptable funding.

While we do not anticipate a material adverse result from the resolution of outstanding contingencies as discussed in Note 6 of Notes to Condensed Consolidated Financial Statements, such a result would have an impact on our liquidity and future operating results.

Although the volatility of the Chemical Business is such that the forecasted results can fluctuate significantly, our cash flow forecasts indicate that there will be sufficient liquidity to meet our obligations as they come due in the near term. However, actual results may be materially different than our forecasts. Longer term liquidity is dependent upon new financing on the Chemical plants or facilities or improvement in the general Chemical Business operating environment.

Loan Agreements - Terms and Conditions

 Our wholly-owned subsidiary ClimaChem, Inc., ("ClimaChem") and its subsidiaries are parties to a $50 million credit facility (the "Working Capital Revolver Loan") that matures in 2005. Outstanding borrowings under the Working Capital Revolver Loan were $34.2 million as of June 30, 2003 ($27.2 million at December 31, 2002). At June 30, 2003, the amount available for additional borrowing under the Working Capital Revolver Loan was $5.1 million, based on eligible collateral. The Working Capital Revolver Loan accrues interest at a base rate (generally equivalent to the prime rate) plus 2% or LIBOR plus 4.5%. The effective rate at June 30, 2003 was 5.87%.

The Working Capital Revolver Loan required ClimaChem to maintain quarterly earnings before interest, taxes, depreciation and amortization ("EBITDA") for ClimaChem and its Climate Control Business on a trailing twelve-month basis, of $13.4 million and $10 million, respectively, measured as of June 30, 2003. ClimaChem and its Climate Control Business's EBITDA (as defined) for the twelve-month period ended June 30, 2003 was in excess of the required amounts. The Working Capital Revolver Loan requires ClimaChem to maintain quarterly EBITDA, as defined, for ClimaChem and its Climate Control Business on a trailing twelve-month basis of $13.5 million and $10 million, respectively, measured as of September 30, 2003, and $12.5 million and $10 million, respectively, measured as of December 31, 2003. For the fiscal quarters ending after December 31, 2003, the EBITDA requirement shall be negotiated based on ClimaChem's forecasted financial statements, however, if ClimaChem and the provider of the Working Capital Revolver Loan can not reach an agreement, the EBITDA requirement for ClimaChem shall not be less than $15 million. The Working Capital Revolver Loan also requires ClimaChem to achieve an annual fixed charge coverage ratio of at least 1 to 1 and limits capital expenditures, as defined, to $11.2 million measured quarterly on a trailing twelve month basis. The Working Capital Revolver Loan requires that ClimaChem's excess availability, as defined, equal an amount not less than $.5 million. It also requires ClimaChem's excess availability, as defined, equal an amount not less than $1.5 million on the date of the periodic interest payments due on its 10-3/4% Senior Unsecured Notes due 2007 (discussed below) and due on certain debt issued pursuant to a financing arrangement (discussed below). The Working Capital Revolver Loan also contains covenants that, among other things, limit the borrowers' ability to: (a) incur additional indebtedness, (b) incur liens, (c) make restricted payments or loans to affiliates who are not borrowers, (d) engage in mergers, consolidations or other forms of recapitalization, (e) dispose of assets, or (f) repurchase ClimaChem's 10-3/4% Senior Unsecured Notes. The Working Capital Revolver Loan also requires all collections on accounts receivable be made through a bank account in the name of the lender or their agent.

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

The financing transaction was accounted for as a debt restructuring in May 2002 and the implied gain relating to this transaction was deferred and all of the future interest payments associated with the Loans has been recognized in long-term debt. All future interest payments on the Loans will be charged against the debt balance presently accrued on the balance sheet. At June 30, 2003, the carrying amount of long-term debt owed the Lenders is $44.7 million which includes $13 million interest due on the Loans through maturity. Of this, interest of $3.4 million is included in current portion of long-term debt at June 30, 2003.

Approximately $1.8 million of the proceeds of the Loans was used to fund a cash collateral account. The cash collateral will be available to ClimaChem at the earlier of (a) the date the Loans are paid in full or (b) November 23, 2003 so long as no default or event of default is then continuing. Therefore the $1.8 million is classified as restricted cash and is included in current assets at June 30, 2003.

The Financing Agreement required ClimaChem to maintain quarterly EBITDA, as defined, for ClimaChem and its Climate Control Business on a trailing twelve-month basis of $13.4 million and $10 million, respectively, measured as of June 30, 2003. ClimaChem and its Climate Control Business's EBITDA, as defined, for the twelve-month period ended June 30, 2003 was in excess of the required amounts. The Financing Agreement requires ClimaChem to maintain quarterly EBITDA, as defined, for ClimaChem and its Climate Control Business on a trailing twelve-month basis of the same amounts required under the Working Capital Revolver Loan as discussed above. Additionally, for quarters ending after December 31, 2002, if ClimaChem fails to maintain EBITDA, as defined, on a trailing twelve-month basis of at least $12 million (a "Trigger Event"), then within 210 days of the end of such quarter, ClimaChem shall pay the Lenders an amount equal to 33.3% ($10.6 million as of June 30, 2003) of then outstanding principal of the Loans plus interest. However, if ClimaChem maintains EBITDA on a trailing twelve-month basis of at least $12 million as of the end of each of the two quarters immediately following the Trigger Event, then within 210 days of such Trigger Event, ClimaChem shall pay the Lenders an amount equal to 10% ($3.2 million as of June 30, 2003) of then outstanding principal of the Loans plus interest.

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

In 1997, ClimaChem completed the sale of its 10-3/4% Senior Unsecured Notes due 2007 (the "Notes"). The Notes bear interest at an annual rate of 10-3/4% payable semiannually in arrears on June 1 and December 1 of each year. The Notes are senior unsecured obligations of ClimaChem and rank equal in right of payment to all existing and future senior unsecured indebtedness of ClimaChem and its subsidiaries. The Notes are effectively subordinated to all existing and future secured indebtedness of ClimaChem. The outstanding principal balance of the Notes due to unrelated third parties was $18.3 million at June 30, 2003.

Dividends

Due to the Company and ClimaChem's previous operating losses and limited borrowing ability under the credit facility then in effect, we discontinued payment of cash dividends on Common Stock for periods subsequent to January 1, 1999, until the Board of Directors determines otherwise. As of June 30, 2003, we have not paid the regular quarterly dividend of $.8125 on the outstanding $3.25 Convertible Exchangeable Class C Preferred Stock Series 2 ("Series 2 Preferred") since June 15, 1999, resulting in approximately $8.1 million in total accrued and unpaid dividends on the Series 2 Preferred. Also we have not declared and paid the regular annual dividend of $12.00 on the Series B Preferred since 1999, resulting in $.8 million in accrued and unpaid dividends on the Series B Preferred. In addition, dividends in arrears related to our Series D 6% Cumulative, Convertible Class C preferred stock amounted to $.1 million. We do not anticipate having funds available to pay dividends on our stock for the foreseeable future.

 Contingencies

Environmental and Regulatory Compliance - Our Chemical Business is subject to specific federal and state regulatory and environmental compliance laws and guidelines. We have developed policies and procedures related to environmental and regulatory compliance. We continually monitor whether we have maintained compliance with such laws and regulations and the operating and financial implications thereof. We believe we will be successful in addressing the Arkansas Department of Environmental Quality ("ADEQ") Discharge Water Permit through various site modification projects currently underway and other projects acceptable to the ADEQ. Our appeal of a renewal permit has been resolved through the execution of a Permit Appeal Resolution by ADEQ and EDC. The Permit Appeal Resolution Agreement provides for effluent limits which EDC believes are acceptable. Before a permit can be issued under the Permit Appeal Resolution Agreement, the permit must be drafted by the ADEQ and the permit must be subject to publication and public comment and appeal. We believe that the revised permit issued in conformity with the Permit Appeal Resolution Agreement will require additional expenditures, assuming the City of El Dorado, Arkansas (the "City") builds its own discharge pipeline to a nearby river and we are permitted to tie our pipeline into the City's pipeline, estimated by us to be approximately $3 to 4 million, which would be expended over a period of three years. We don't have any reliable estimates of the cost of an alternative solution in the event that the pipeline is not ultimately built by the City. See Note 6 of Notes to Condensed Consolidated Financial Statements.

Contingencies - We are a party to various litigation and other contingencies, the ultimate outcome of which is not presently known. See Note 6 of Notes to Condensed Consolidated Financial Statements. Should the ultimate outcome of these contingencies be adverse, that could result in an event of default under ClimaChem's Working Capital Revolver Loan and the Financing Agreement and could adversely impact our liquidity and capital resources. Although we do not anticipate that these claims will result in substantial adverse impacts on our operating results and/or liquidity, it is not possible to determine the outcome. The preceding sentence is a forward looking statement that involves a number of risks and uncertainties that could cause actual results to differ materially. See Special Note Regarding Forward-Looking Statements.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

General

 Our results of operations and operating cash flows are impacted by changes in market interest rates and changes in market prices of anhydrous ammonia, natural gas, steel and copper. Our Chemical Business buys substantial quantities of anhydrous ammonia and natural gas as feedstocks and our Climate Control Business buys substantial quantities of steel and copper for use in manufacturing processes generally at market prices. Periodically, the Chemical Business enters into fixed-price natural gas contracts and the Climate Control Business enters into exchange-traded futures for steel and copper, which contracts are generally accounted for on a mark to market basis. At June 30, 2003, the only purchase commitments under these contracts were for 750,000 pounds of copper at a weighted average cost of $.77 per pound through December 2003.

Interest Rate Risk

 Our interest rate risk exposure results from our debt portfolio which is impacted by short-term rates, primarily prime rate-based borrowings from commercial banks, and long-term rates, primarily fixed-rate notes, some of which prohibit prepayment or require substantial prepayment penalties.

Reference is made to our Form 10-K for the year ended December 31, 2002, for an expanded analysis of expected maturities of long-term debt and its weighted average interest rates.

As of June 30, 2003, our variable-rate and fixed-rate debt, which aggregated $116.5 million, exceeded the debt's fair market value by approximately $20 million ($20.5 million at December 31, 2002). The fair value of the Senior Unsecured Notes of one of our subsidiaries was determined based on a market quotation for such securities.

 Item 4. Controls and Procedures

As of the end of the period covered by this report, the Company's management, including our chief executive officer and chief financial officer, carried out an evaluation, or caused such evaluation to be carried out under their supervision, of the effectiveness of the design and operation of our disclosure controls and procedures to provide reasonable assurance that a registrant is able to record, process, summarize and report the information required in the registrant's quarterly and annual reports under the Securities Exchange Act of 1934. Based on this evaluation, our chief executive officer and chief financial officer believe that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports filed with the Securities and Exchange Commission. While they believe our existing disclosure controls and procedures have been effective to accomplish these objectives, we intend to continue to examine, refine and formalize our disclosure controls and procedures and to maintain ongoing developments in this area. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those internal controls subsequent to the date we carried out our last evaluation.

SPECIAL NOTE REGARDING
FORWARD-LOOKING STATEMENTS

Certain statements contained within this report may be deemed "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements in this report other than statements of historical fact are Forward-Looking Statements that are subject to known and unknown risks, uncertainties and other factors which could cause actual results and performance of the Company to differ materially from such statements. The words "believe", "expect", "anticipate", "intend", "will", and similar expressions identify Forward-Looking Statements. Forward-Looking Statements contained herein relate to, among other things, availability of net operating loss carryovers,
amount to be spent relating to compliance with federal, state and local environmental laws at the El Dorado Facility,
El Dorado Chemical Company or its employees have criminal exposure in the equalization pond matter, the anticipated consent order for Slurry will not have a material adverse effect on the Company, liquidity and availability of funds,
anticipated financial performance,
adequate cash flows to meet our presently anticipated working capital requirements, adequate resources to meet our obligations as they come due, ability to make planned capital improvements,
ability to obtain financing for discharge water disposal project, management does not anticipate that these contingent claims will result in substantial adverse impact on our operating results and/or liquidity, under the terms of an agreement with a supplier, EDC will purchase 100% of its requirements of purchased ammonia through December 31, 2004, the permit governing the Discharge Water will be corrected to provide appropriate credits and effluent guidelines that are acceptable to EDC, the amount of additional expenditures required under the modified Discharge Water permit,
EDC's inability to comply with the terms of the modified permit due to current liquidity and other information, management utilizing the net borrowing availability under the Working Capital Revolver at a relatively high level, the effects of, and what the Company anticipates it can do if, its Working Capital lender decides not to continue to fund the Company's ClimaChem subsidiaries under it Working Capital Revolver, the results of the three start-up product lines and/or services in the Climate Control Business will improve and begin to approach a breakeven towards the end of 2003, the net receivable from our customer pursuant to a long-term supply contract is fully collectible, a Trigger Event under the Financing Agreement will not occur in 2003, if the Cherokee, Alabama chemical plant is financed, approximately half of the net proceeds would be used to pay down the Senior Secured Notes and the other half would be used as working capital, if we sell the Pryor, Oklahoma chemical plant, the proceeds will be used to reduce debt, the restricted cash upon release will be used as working capital, management does not anticipate that the Working Capital Revolver lender will invoke the Subjective Acceleration Clause, -55-

the volume of industrial-grade products sold pursuant to long-term cost-plus agreements and nitrogen products sold as fertilizers by El Dorado Chemical and Cherokee Nitrogen will approximate 2002 volume levels, inability to pay dividends for the foreseeable future and
installation of certain new equipment at our El Dorado Facility will cost approximately $1.1 million during the fourth quarter of 2003, if the long-term financing on certain chemical plants is obtained, the proceeds will be used to pay down the Senior Secured Notes and reduce the Working Capital Revolver debt, maintain compliance with the covenants of our financing agreement and working capital revolving credit facilities and meet our obligations as they come due.

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

Independent Accountants' Review Report

The Board of Directors
LSB Industries, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of LSB Industries, Inc. as of June 30, 2003, and the related condensed consolidated statements of operations for the six-month and three-month periods ended June 30, 2003 and 2002 and cash flows for the six-month periods ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

                                                                                ERNST & YOUNG LLP
Oklahoma City, Oklahoma
August 7, 2003

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

 There are no material legal proceedings pending against the Company and/or its subsidiaries not previously reported in Item 3 of the Company's 10-K for the year ended December 31, 2002, or Item 1 of Part II of the Company's 10-Q for the quarter ended March 31, 2003, except as follows:
Discharge Water Permit: The Discharge Water is governed by a state permit renewed every five years. The current permit expired in 1995, and the State and EDC have been negotiating since early 1997 on the issuance of a new permit. EDC and the State agreed to a formal Consent Administrative Order ("CAO") in September, 1998, which CAO contained certain deadlines for the completion of activities at the El Dorado Facility pending issuance of a new permit. In June, 2002, a formal amendment to the CAO, executed by The Arkansas Department of Environmental Quality ("ADEQ") and the El Dorado Facility, became effective, which extended the compliance date until three years after the effective date of the renewal permit. The renewal permit was issued by ADEQ containing effluent limits that EDC believed were inappropriately stringent, and which EDC believed it could not meet. That permit was appealed by EDC. The appeal has been resolved through the execution of a Permit Appeal Resolution by ADEQ and EDC. The Permit Appeal Resolution Agreement provides for effluent limits which EDC believes are acceptable. Before a permit can be issued under the Permit Appeal Resolution Agreement, the permit must be drafted by the ADEQ and the permit must be subject to publication and public comment and appeal.

Slurry Explosive Corporation ("SEC") Kansas Department of Environmental Quality ("KDHE"): As fully discussed in Note 6 of Notes to Condensed Consolidated Financial Statements, during the second quarter of 2003, fish samples from the adjacent pond were tested by the KDHE with the results appearing to indicate a level of contamination below any action levels. The KDHE has also tested cattle samples from a herd that grazes near the Hallowell Facility, the results of which are not yet available. In connection with the ongoing environmental study at the Hallowell Facility, it has recently come to the attention of SEC that a previously unknown underground storage tank may be present at the Hallowell Facility. SEC will perform further investigation as to the presence of such an underground storage tank and the existence of any contamination that may have emanated from such tank.

Supplier of Anhydrous Ammonia: The principal raw material for the production of the Chemical Business' chemical products at the El Dorado Facility is anhydrous ammonia. The Chemical Business has entered into a contract with a supplier of anhydrous ammonia to purchase all or substantially all of its requirements of anhydrous ammonia from the supplier. The Chemical Business and the supplier are involved in a dispute relating to the appropriate pricing formula for the anhydrous ammonia sold to the Chemical Business under the agreement. As a result of the dispute, the Chemical Business sent a letter of default under the agreement to the supplier and, in response, the supplier has asserted that the Chemical Business is not in good faith and, as a result, is in default under the agreement. If pursued, the supplier could attempt to terminate the agreement between the Chemical Business and the supplier based on the alleged default. The parties are attempting to negotiate a settlement of this dispute.

Although we don't anticipate an interruption in supplies, in the event that the supplier should discontinue shipping product, the Company would have to make other arrangements possibly at a higher cost.

 Zeller Pension Plan: In February, 2000, the Company's board of directors authorized management to proceed with the sale of the automotive business since the automotive business was no longer a "core business" of the Company. In May, 2000 the Company sold substantially all of its assets in its automotive business. After this authorization by the board, but prior to the sale, the automotive business purchased the assets and assumed certain liabilities of Zeller Corporation ("Zeller"). The liabilities of Zeller assumed by the automotive business included Zeller's pension plan, which is not a multi-employer pension plan. In June 2003, the principal owner ("Owner") of the buyer of the automotive business was contacted by a representative of the Pension Benefit Guaranty Corporation ("PBGC") regarding the plan. The owner has been informed by the PBGC of a possible underfunding of the plan and a possible takeover of the plan by the PBGC. The owner has notified the Company of these events. The Company has not been contacted by the PBGC and is not aware of any specific underfunded amount of the plan.

The Company has been advised by ERISA counsel that based upon current statutory and case law, numerous representations made by the Company and the assumption that the trier of fact determining the Company's obligations with respect to the plan would find that the purpose of the sale of the automotive business did not include an attempt to evade liability for funding the plan, it is unlikely that the Company will have ultimate financial responsibility to the PBGC under ERISA for any underfunding of the plan upon its termination.

Item 2. Changes in Securities

 Not applicable

Item 3. Defaults upon Senior Securities

 (b) Our Board of Directors did not declare and pay the June 15, 2003 dividends on our outstanding Series 2 Preferred. Accrued and unpaid dividends on the Series 2 Preferred are cumulative. The amount of the total arrearage of unpaid dividends on the outstanding Series 2 Preferred is $8.1 million as of June 30, 2003. In addition, we have decided to recommend our Board of Directors not approve the September 15, 2003 dividend payment on our outstanding Series 2 Preferred. If the September 15 dividend on the Series 2 Preferred is not paid, the amount of the total arrearage of unpaid dividends payable on the outstanding Series 2 Preferred will be $8.6 million and we will continue to exceed six quarters without paying the quarterly dividend on the Series 2 Preferred.

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

Also our Board of Directors did not declare and pay the January 1 regular dividend on our Series B 12% Convertible, Cumulative Preferred Stock ("Series B") since 1999. Dividends in arrears at June 30, 2003, related to the Series B was $.8 million.

In addition, dividends in arrears related to our Series D 6% Cumulative, Convertible Class C Preferred Stock was $.1 million as of June 30, 2003.

 Item 4. Submission of Matters to a Vote of Security Holders

 At the Company's 2003 Annual Meeting of Shareholders held on July 10, 2003, the following nominees to the Board of Directors were elected as directors of the Company:

Name	Number of Shares "For"	Number of Shares "Against" and to "Withhold Authority"	Number of Abstentions and Broker Non-Votes
Barry H. Golsen	13,017,656	19,721	-
David R. Goss	13,019,192	18,185	-
Robert C. Brown, M.D.	13,020,084	17,293	-

Messrs. Golsen, Goss and Dr. Brown had been serving on the Board of Directors at the time of the Annual Meeting and were reelected for a term of three years. The following are the directors whose terms of office continued after such Annual Meeting: Raymond B. Ackerman, Charles A. Burtch, Jack E. Golsen, Bernard G. Ille, Donald W. Munson, Horace G. Rhodes, Tony M. Shelby, Grant Donovan and Dr. Allen Ford.

 At the Annual Meeting, Ernst & Young, LLP, Certified Public Accountants, was appointed as independent auditors of the Company for 2003, as follows:

Number of Shares "For"	Number of Shares "Against" and to "Withhold Authority"	Number of Abstentions and Broker Non- Votes
13,022,547	8,476	6,354

Item 5. Other Information

 Not applicable

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits The Company has included the following exhibits in this report:

15.1	Letter Re: Unaudited Interim Financial Information.

31.1	Certification of Jack E. Golsen, Chief Executive Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 302.

31.2	Certification of Tony M. Shelby, Chief Financial Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 302.

32.1	Certification of Jack E. Golsen, Chief Executive Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 906.

32.2	Certification of Tony M. Shelby, Chief Financial Officer pursuant to Sarbanes-Oxley Act of 2002, Section 906.

(b)	Reports on Form 8-K We filed the following reports on Form 8-K during the quarter ended June 30, 2003:
(i)

Form 8-K, dated March 25, 2003. The item reported was Item 5, "Other Events and Regulation FD Disclosure", discussing the completion of a private placement of 450,000 shares of our common stock and a five year warrant to purchase up to 112,500 shares of our common stock.

(ii)	Form 8-K dated April 2, 2003. The item reported was Item 9, "Regulation FD Disclosure", discussing the issuance of our earnings release for the quarter and the year ended December 31, 2002.

(iii)

Form 8-K dated May 13, 2003. The item reported was Item 9, "Regulation FD Disclosure", discussing the issuance of our press release to report our financial results for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly authorized, to sign this report on its behalf on this 8th day of August 2003.
LSB INDUSTRIES, INC.
By: /s/ Tony M. Shelby
Tony M. Shelby Executive Vice President of Finance (Chief Financial Officer)
By: /s/ Jim D. Jones
Jim D. Jones Senior Vice President, Controller and Treasurer (Principal Accounting Officer)