Form 10-Q
period 2003-09-30
LSB INDUSTRIES INC
filed 2003-11-10
CIK 60714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
[ X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003
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
Address of principal executive offices Zip Code
(405) 235-4546
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

The number of shares outstanding of the Registrant's voting Common Stock, as of October 31, 2003 was 12,510,808 shares, excluding 3,272,426 shares held as treasury stock.

PART I

FINANCIAL INFORMATION

Company or group of companies for which report is filed: LSB Industries, Inc. and all of its subsidiaries.

The accompanying condensed consolidated balance sheet of LSB Industries, Inc. at September 30, 2003, the condensed consolidated statements of operations for the nine-month and three-month periods ended September 30, 2003 and 2002 and cash flows for the nine-month periods ended September 30, 2003 and 2002 have been subjected to a review, in accordance with standards established by the American Institute of Certified Public Accountants by Ernst & Young LLP, independent auditors, whose report with respect thereto appears elsewhere in this Form 10-Q. The financial statements mentioned above are unaudited and reflect all adjustments, consisting only of adjustments of a normal recurring nature, except for the cumulative effect of accounting change recognized in the first quarter of 2002 as discussed in Note 11 to the Condensed Consolidated Financial Statements which are, in the opinion of management, necessary for a fair presentation of the interim periods. The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet at December 31, 2002 was derived from audited financial statements as of that date. Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 for an expanded discussion of the Company's financial disclosures and accounting policies.

 LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Information at September 30, 2003 is unaudited)
(Dollars in thousands)

Item 1.

ASSETS	September 30, 2003	December 31, 2002
Current assets:
Cash and cash equivalents	$2,777	$2,091
Restricted cash (Note 7)	-	1,838
Trade accounts and notes receivable, net	42,745	35,060
Inventories:
Finished goods	13,009	16,541
Work in process	2,133	1,752
Raw materials	7,029	8,683
Total inventories	22,171	26,976
Supplies and prepaid items	6,674	8,222
Total current assets	74,367	74,187
Property, plant and equipment, net	71,175	73,588
Other assets, net	13,548	14,488
	$159,090	$162,263

(Continued on following page)

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Information at September 30, 2003 is unaudited)
(Dollars in thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY	September 30, 2003	December 31, 2002
Current liabilities:
Accounts and drafts payable	$21,934	$24,018
Accrued liabilities	17,127	16,709
Current portion of long-term debt (Note 7):
Secured revolving credit facility	25,679	27,209
Other	8,947	11,680
Total current liabilities	73,687	79,616
Long-term debt (Note 7)	71,781	74,472
Other noncurrent liabilities	8,018	7,561
Contingencies (Note 6)	-	-
Redeemable, noncumulative, convertible preferred stock, $100 par value; 1,084 shares issued and outstanding (1,167 in 2002)	103	111
Stockholders' equity:
Series B 12% cumulative, convertible preferred stock, $100 par value; 20,000 shares issued and outstanding; aggregate liquidation preference of $2,900,000 ($2,720,000 in 2002)	2,000	2,000
Series 2 $3.25 convertible, exchangeable Class C preferred stock, $50 stated value; 628,550 shares issued; aggregate liquidation preference of $40,040,000 ($38,521,000 in 2002)	31,427	31,427
Series D 6% cumulative, convertible Class C preferred stock, no par value; 1,000,000 shares issued; aggregate liquidation preference of $1,060,000	1,000	1,000
Common stock, $.10 par value; 75,000,000 shares authorized, 15,776,234 shares issued (15,236,114 in 2002)	1,578	1,524
Capital in excess of par value	56,137	54,503
Accumulated other comprehensive loss	(1,642)	(1,859)
Accumulated deficit	(68,731)	(71,824)
	21,769	16,771
Less treasury stock at cost:
Series 2 Preferred, 5,000 shares	200	200
Common stock, 3,272,426 shares	16,068	16,068
Total stockholders' equity	5,501	503
	$159,090	$162,263

(See accompanying notes)

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
Nine Months Ended September 30, 2003 and 2002
(Dollars in thousands, except per share amounts)

2003	2002
Net sales		$240,509	$218,236
Cost of sales		203,906	182,095
Gross profit		36,603	36,141
Selling, general and administrative expenses		30,981	31,093
Operating income		5,622	5,048
Other income (expense):
Other income		2,464	1,622
Benefit from termination of firm purchase commitments		-	290
Interest expense (Note 7)		(4,166)	(6,278)
Other expense		(827)	(617)
Income from continuing operations before provision for income taxes and cumulative effect of accounting change		3,093	65
Provision for income taxes		-	22
Income from continuing operations before cumulative effect of accounting change		3,093	43
Loss from discontinued operations, net		-	(4,510)
Cumulative effect of accounting change		-	860
Net income (loss)		$3,093	$(3,607)
Net income (loss) applicable to common stock (Note 3)		$1,393	$(5,308)
Weighted average common shares (Note 3):
Basic		12,296,442	11,943,856
Diluted		14,132,209	11,943,856
Income (loss) per common share (Note 3):
Basic:
Income (loss) from continuing operations before cumulative effect of accounting change	$	..11	$(.13)
Loss from discontinued operations, net		-	(.38)
Cumulative effect of accounting change		-	.07
Net income (loss)		$.11	$(.44)
Diluted:
Income (loss) from continuing operations before cumulative effect of accounting change	$	..10	$(.13)
Loss from discontinued operations, net		-	(.38)
Cumulative effect of accounting change		-	.07
Net income (loss)		$.10	(.44)

(See accompanying notes)

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
Three Months Ended September 30, 2003 and 2002
(Dollars in thousands, except per share amounts)
2003	2002
Net sales	$79,023	$69,443
Cost of sales	65,218	58,729
Gross profit	13,805	10,714
Selling, general and administrative expenses	10,490	10,082
Operating income	3,315	632
Other income (expense):
Other income	928	198
Interest expense	(1,321)	(1,396)
Other expense	(558)	(95)
Income (loss) from continuing operations before provision for income taxes	2,364	(661)
Provision for income taxes	-	22
Income (loss) from continuing operations	2,364	(683)
Loss from discontinued operations, net	-	(2,027)
Net income (loss)	$2,364	$(2,710)
Net income (loss) applicable to common stock (Note 3)	$1,797	$(3,277)
Weighted average common shares (Note 3):
Basic	12,464,403	11,956,844
Diluted	15,192,586	11,956,844
Income (loss) per common share (Note 3):
Basic:
Income (loss) from continuing operations	$.14	$(.10)
Loss from discontinued operations, net	-	(.17)
Net income (loss)	$.14	$(.27)
Diluted:
Income (loss) from continuing operations	$.12	$(.10)
Loss from discontinued operations, net	-	(.17)
Net income (loss)	$.12	$(.27)

(See accompanying notes)

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
Nine Months Ended September 30, 2003 and 2002
(Dollars in thousands)
2003	2002
Cash flows from operating activities:
Net income (loss)	$3,093	$(3,607)
Adjustments to reconcile net income (loss) to net cash provided by continuing operating activities:
Loss from discontinued operations, net	-	4,510
Cumulative effect of accounting change	-	(860)
Gain on extinguishment of debt	(258)	-
Gain on restructuring of debt	-	(99)
Gains on sales of property and equipment	(8)	(33)
Realization of losses on firm sales commitments	(704)	-
Depreciation of property, plant and equipment	7,638	6,868
Amortization	685	850
Provision for (realization of) losses on receivables and inventories	(530)	1,476
Provision for impairment on long-lived assets	470	-
Other	(13)	-
Cash provided (used) by changes in assets and liabilities:
Trade accounts receivable	(9,113)	2,267
Inventories	5,500	4,459
Supplies and prepaid items	1,549	(438)
Accounts payable	(2,105)	1,053
Accrued and other noncurrent liabilities	1,737	1,974
Net cash provided by operating activities	7,941	18,420
Cash flows from investing activities:
Capital expenditures	(5,077)	(8,701)
Proceeds from sales of property and equipment	81	173
Restricted cash held in escrow	1,838	(1,488)
Other assets	(111)	1,174
Net cash used by investing activities	(3,269)	(8,842)
Cash flows from financing activities:
Payments on long-term and other debt	(5,938)	(5,787)
Long-term and other borrowings	1,890	2,550
Proceeds from Financing Agreement, net of fees	-	32,155
Acquisition of 10 3/4% Senior Unsecured Notes	-	(30,065)
Net change in revolving debt facilities	(1,638)	(5,949)
Net change in drafts payable	20	(91)
Net proceeds from issuance of common stock	1,680	33
Net cash used by financing activities	(3,986)	(7,154)
Net cash used by discontinued operations	-	(2,365)
Net increase in cash and cash equivalents	686	59
Cash and cash equivalents at beginning of period	2,091	628
Cash and cash equivalents at end of period	$2,777	$687

(See accompanying notes)

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2003 and 2002

Note 1: Basis of Presentation The accompanying Condensed Consolidated Financial Statements include the accounts of LSB Industries, Inc. (the "Company", "We", "Us" or "Our") and its subsidiaries. We are a diversified holding company which is engaged, through our subsidiaries, in the manufacture and sale of chemical products (the "Chemical Business") and the manufacture and sale of a broad range of air handling and heat pump products (the "Climate Control Business"). See Note 5 - Segment Information. In December 2002, we sold all of the operating assets of Slurry Explosive Corporation ("SEC") and Universal Technology Corporation ("UTeC") which operations were formerly included in the Chemical Business. Our Condensed Consolidated Financial Statements and notes reflect SEC and UTeC as discontinued operations for the nine and three months ended September 30, 2002 (See Note 9 - Discontinued Operations). All material intercompany accounts and transactions have been eliminated.

 Note 2: Income Taxes At December 31, 2002, we had regular-tax net operating loss ("NOL") carryforwards of $40 million ($16.3 million alternative minimum tax NOLs). Due to NOL carryforwards, no provisions for income taxes were necessary for the nine and three-month periods of 2003. For the same periods of 2002, the provision related to state income taxes.

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

 For the nine months ended September 30, 2003, our Board of Directors did not declare and we did not pay the regular quarterly dividends of $.8125 on our Series 2 $3.25 Convertible Exchangeable Class C preferred stock. Dividends in arrears at September 30, 2003, was $8.6 million. Also our Board of Directors did not declare and we did not pay the January 1, 2003 regular dividend on our Series B 12% Convertible, Cumulative preferred stock. Dividends in arrears related to the Series B 12% Convertible, Cumulative preferred stock at September 30, 2003, was $.9 million. In addition, dividends in arrears at September 30, 2003, related to our Series D 6% Cumulative, Convertible Class C preferred stock was $.1 million.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2003 and 2002

The following table sets forth the computation of basic and diluted net income (loss) per share:

(Dollars in thousands, except per share amounts)
Nine Months Ended September 30,	Three Months Ended September 30,
2003	2002	2003	2002
Numerator:
Net income (loss)	$3,093	$(3,607)	$2,364	$(2,710)
Preferred stock dividend requirements	(1,700)	(1,701)	(567)	(567)
Numerator for 2003 and 2002 basic and 2002 diluted net income (loss) per share - net income (loss) applicable to common stock	1,393	(5,308)	1,797	(3,277)
Preferred stock dividend requirements on preferred stock assumed to be converted	-	-	60	-
Numerator for 2003 diluted net income (loss) per share	$1,393	$(5,308)	$1,857	$(3,277)
Denominator:
Denominator for basic net income (loss) per share - weighted-average shares	12,296,442	11,943,856	12,464,403	11,956,844
Effect of dilutive securities:
Employee stock options	940,587	-	1,157,947	-
Warrants	596,460	-	606,070	-
Convertible preferred stock	294,720	-	960,166	-
Convertible note payable	4,000	-	4,000	-
Dilutive potential common shares	1,835,767	-	2,728,183	-
Denominator for diluted net income (loss) per share - adjusted weighted-average shares and assumed conversions	14,132,209	11,943,856	15,192,586	11,956,844
Basic net income (loss) per share	$.11	$(.44)	$.14	$(.27)
Diluted net income (loss) per share	$.10	$(.44)	$.12	$(.27)

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2003 and 2002

Note 4: Stockholders' Equity

The table below provides detail (in thousands) of activity in the stockholders' equity accounts for the nine months ended September 30, 2003:
Common Stock Shares	Non-Redeemable Preferred Stock	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock-Preferred	Treasury Stock-Common	Total
Balance at December 31, 2002		15,236	$34,427	$1,524	$54,503	$(1,859)	$(71,824)	$(200)	$(16,068)	$503
Net income							3,093			3,093
Reclassification to operations						217				217
Total comprehensive income										3,310
Issuance of 450,000 shares of common stock		450		45	1,526					1,571
Exercise of stock options		87		9	100					109
Conversion of 83 shares of redeemable preferred stock to common stock		3			8					8
Balance at September 30, 2003	(1)	15,776	$34,427	$1,578	$56,137	$(1,642)	$(68,731)	$(200)	$(16,068)	$5,501

  Includes 3,272 shares of the Company's Common Stock held in treasury. Excluding the 3,272 shares held in treasury, the outstanding shares of the Company's Common Stock at September 30, 2003 were 12,504.

  LSB INDUSTRIES, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  (Unaudited)
  Nine Months Ended September 30, 2003 and 2002

Note 4: Stockholders' Equity (continued)

Sale of Common Stock

Effective March 25, 2003, we completed a private placement of 450,000 shares of our common stock and a five-year warrant to purchase up to 112,500 shares of our common stock at an exercise price of $3.49 per share, subject to anti-dilution adjustments under certain conditions. The total price paid to us for the shares of common stock and the warrant was approximately $1.6 million. The average closing price of our common stock over the 30-day period prior to the transaction was $3.49.

Stock Options

 As of September 30, 2003, we have several Qualified and Non-Qualified Stock Option Plans. We account for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based compensation cost is reflected in net income (loss) for the nine and three months ended September 30, 2003 and 2002.

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
(Unaudited)
Nine Months Ended September 30, 2003 and 2002

For purposes of pro forma disclosures, the estimated fair value of the qualified and non-qualified stock options is amortized to expense over the options' vesting period.
Nine Months Ended September 30,	Three Months Ended September 30,
2003	2002	2003	2002
(In thousands)
Net income (loss) applicable to common stock, as reported	$1,393	$(5,308)	$1,797	$(3,277)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(321)	(420)	(64)	(134)
Pro forma net income (loss) applicable to common stock	$1,072	$(5,728)	$1,733	$(3,411)
Net income (loss) per share:
Basic-as reported	$.11	$(.44)	$.14	$(.27)
Basic-pro forma	$.09	$(.48)	$.14	$(.29)
Diluted-as reported	$.10	$(.44)	$.12	$(.27)
Diluted-pro forma	$.08	$(.48)	$.12	$(.29)

Note 5: Segment Information
Nine Months Ended September 30,	Three Months Ended September 30,
2003	2002	2003	2002
(In thousands)
Net sales:
Chemical	$146,975	$113,562	$46,429	$34,826
Climate Control	90,290	101,255	31,653	33,434
Other	3,244	3,419	941	1,183
	$240,509	$218,236	$79,023	$69,443

Gross profit: (1)
Chemical (2)	$8,047	$5,431	$4,275	$173
Climate Control	27,461	29,493	9,243	10,164
Other	1,095	1,217	287	377
	$36,603	$36,141	$13,805	$10,714

Operating profit (loss): (3)
Chemical (2)	$1,928	$(1,782)	$2,040	$(2,344)
Climate Control	9,320	12,510	3,440	4,524
	11,248	10,728	5,480	2,180
General corporate expenses and other business operations, net (4)	(3,989)	(4,675)	(1,795)	(1,445)
Interest expense	(4,166)	(6,278)	(1,321)	(1,396)
Benefit from termination of firm purchase commitments-Chemical	-	290	-	-
Income (loss) from continuing operations before provision for income taxes and cumulative effect of accounting change	$3,093	$65	$2,364	$(661)

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2003 and 2002

(1) Gross profit by industry segment represents net sales less cost of sales.

 (2) During the nine and three months ended September 30, 2003, a cost recovery was recognized of $1.6 million and $1.2 million, respectively, of precious metals used in the manufacturing process at the El Dorado Facility for metals accumulated from several operating units over the last several years and a provision was recorded for an impairment on long-lived assets of $.2 million.

(3) Operating profit (loss) by industry segment represents operating income (loss) plus other income and other expense. In computing operating profit (loss) from continuing operations, none of the following items have been added or deducted: general corporate expense and other business operations, interest expense, benefit from termination of firm purchase commitments, income taxes, results from discontinued operations or cumulative effect of accounting change.

(4) During the nine and three months ended September 30, 2003, a provision was recorded for an impairment on lon-lived assets of $1.3 million.

Note 6: Contingencies

Legal Matters

Following is a summary of certain legal actions involving the Company:

A. Environmental Matters

 Our operations are subject to numerous environmental laws ("Environmental Laws") and to other federal, State and local laws regarding health and safety matters ("Health Laws"). In particular, the manufacture and distribution of chemical products are activities which entail environmental risks and impose obligations under the Environmental Laws and the Health Laws, many of which provide for substantial fines and criminal sanctions for violations. There can be no assurance that material costs or liabilities will not be incurred by us in complying with such laws or in paying fines or penalties for violation of such laws. The Environmental Laws and Health Laws and enforcement policies thereunder relating to our Chemical Business have in the past resulted, and could in the future result, in penalties, cleanup costs, or other liabilities relating to the handling, manufacture, use, emission, discharge or disposal of pollutants or other substances at or from our facilities or the use or disposal of certain of its chemical products. Historically, significant expenditures have been incurred by our subsidiary, El Dorado Chemical Company ("EDC") at its El Dorado, Arkansas plant (the "El Dorado Facility") in order to comply with the Environmental Laws and Health Laws. Our Chemical Business could be required to make significant additional site or operational modifications at this or other facilities involving substantial expenditures. In addition, if we should decide to no longer operate the El Dorado Facility and if such facility is retired, we may be required to continue to operate discharge water equipment, the cost and timing of which is presently unknown.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2003 and 2002

1. Water Matters

 The Chemical Business' El Dorado Facility generates process water discharge consisting of cooling tower and boiler blowdown streams, contact storm water (rainfall inside the plant area which picks up contaminants), and miscellaneous spills and leaks from process equipment ("Discharge Water").

Discharge Water Permit: The Discharge Water at the El Dorado Facility is governed by a state of Arkansas permit renewed every five years. The current permit expired in 1995, and the state of Arkansas and EDC have been negotiating since early 1997 on the issuance of a new permit. EDC and the state of Arkansas agreed to a formal Consent Administrative Order ("CAO") in September, 1998, which CAO contained certain deadlines for the completion of activities at the El Dorado Facility pending issuance of a new permit. In June, 2002, a formal amendment to the CAO became effective, which extended the compliance date until three years after the effective date of the renewal permit. The renewal permit was issued by the state of Arkansas containing effluent limits that EDC believed were inappropriately stringent, and which EDC believed it could not meet. That permit was appealed by EDC. The appeal has been resolved. The resolution of the appeal provides for effluent limits which EDC believes are acceptable. Before a permit can be issued under the resolution agreement, the permit must be drafted by the state of Arkansas and the permit must be subject to publication and public comment and appeal. We believe that the revised permit issued in conformity with the resolution agreement will require additional expenditures, assuming the City of El Dorado, Arkansas (the "City") builds its own discharge pipeline to a nearby river and we are permitted to tie our pipeline into the City's pipeline, estimated by us to be approximately $3 to $4 million, which would be expended over a period of three years. We do not have any reliable estimates of the cost of an alternative solution in the event that the pipeline is not ultimately built by the City.

In addition, the CAO recognizes the presence of nitrate contamination in the shallow groundwater at the El Dorado Facility. The resolution agreement provides that a new CAO will be executed to address the shallow groundwater contamination and that the new CAO will include an evaluation of the current conditions and remediation based upon a risk assessment. The final remedy for shallow groundwater contamination, should any remediation be required, will be selected pursuant to the new CAO, and based upon the risk assessment. There are no known users of this shallow groundwater in the area. No reserve has been established because the extent of the remediation effort, if any, is not presently known nor estimable.

Drainage of Pond at El Dorado Facility and Investigation: In response to a maintenance emergency and to prevent an uncontrolled release, the equalization pond located at the El Dorado Facility was drained to accommodate repairs to an underground discharge pipe in September 2001. Although, no adverse environmental conditions were noted at the discharge, the sustained discharge was out of compliance with the mass effluent limits contained in the facility's permit. EDC's environmental compliance manager determined that proper procedure would be to notify the state of Arkansas in the month end report. The state disagreed and took the position that they should have been notified immediately. EDC and the state of Arkansas have agreed to a Consent Administrative Order to settle

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2003 and 2002

any civil penalty claims relating to this discharge event whereby EDC paid a $50,000 civil penalty and will spend another $50,000 on supplemental environmental projects. In January 2002, the U.S. Attorney from the Western District of Arkansas opened an investigation as a result of the drainage of the pond.

EDC, which owns the El Dorado Facility, and two EDC employees received letters during April, 2002, from the United States Attorney's office in Fort Smith, Arkansas ("AUSA") indicating that a criminal charge could be brought against EDC and the two employees as a result of the draining of the equalization pond. The U.S. Attorney's office suggested that EDC and the individuals settle any claims by pleading to a misdemeanor violation in connection with discharge water permit violations resulting from the release of discharge water from the equalization pond. EDC has declined to plead to the misdemeanor violation as proposed by the AUSA. EDC's counsel is engaging in discussions with the federal authorities, the ultimate outcome of which (operationally or financially) cannot presently be determined.

2. Air Matters

 From March 2001 through January 2002, the El Dorado Facility experienced alleged air emissions violations. EDC and the state of Arkansas have been in negotiations regarding applicable penalties for certain of these violations. In July, 2002, EDC received a proposed Consent Administrative Order ("Air CAO") from the state, to resolve the above alleged violations. The draft Air CAO provides for a civil penalty of $10,000 and requires EDC to establish a system to monitor air quality at the perimeter of the El Dorado Facility and to submit revised testing protocols for demonstrating compliance at the various emission sources.

As part of the state's investigation of an application filed by EDC for a permit modification relating to the sulfuric acid plant, the state initiated an inquiry regarding historical equipment upgrades and repairs at the sulfuric acid plant, and whether any of those modifications should have been reviewed under the regulations. The state and EDC have entered into negotiations in an attempt to compromise and resolve a potential dispute as to what regulations should apply to the sulfuric acid plant. These negotiations have resulted in drafting language in the draft Air CAO that would resolve any possible regulatory violations associated with the sulfuric acid plant through the implementation of additional emission controls at that plant. The enforcement director of the applicable state agency requested that EDC examine over a six month period the technology alternatives to achieve the agreed upon emission reductions. EDC has provided to the state the report on technology alternatives. The ultimate cost of any technological changes required cannot presently be determined, but is believed to be no less than approximately $1.5 million. The timing of the implementation of any technological change is not known, however, it is our belief that such expenditures will be made over the next 4 to 5 years.

3. Other Environmental Matters

Slurry Explosive Corporation ("SEC"):  In April 2002, Slurry Explosive Corporation ("SEC") entered into a Consent Administrative Order ("Slurry Consent Order") with the state of Kansas, regarding SEC's Hallowell, Kansas manufacturing facility ("Hallowell Facility"). The Slurry Consent

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2003 and 2002

Order provides, in part, that there exists soil and groundwater contamination and there exists surface water contamination in the strip pit adjacent to the Hallowell Facility. There are no known users of the groundwater in the area. The adjacent strip pit is used for fishing. Under the terms of the Slurry Consent Order, SEC is required to:

  submit an environmental assessment work plan to the state of Kansas for review and approval,

  agree with the state as to any required corrective actions to be performed at the Hallowell Facility, and to provide reports to the state, all of the preceding in accordance with the time frames and formats required in the Slurry Consent Order.

SEC and the state of Kansas jointly conducted sampling of an adjacent strip pit. The results of this sampling indicate elevated levels of certain contaminates. Additional surface water sampling was performed with the results showing little or no contamination in outlying ponds. Soil and ground water samples were recently taken, and those results are currently under review by the state. Fish samples from the adjacent pond were tested by the state, with the results appearing to indicate a level of contamination below any action levels. The state has also tested cattle samples from a herd that grazes near the Hallowell Facility, the results of which indicate no negative impact on the cattle, although some perchlorate was found to be present in certain of the cattle's blood samples. In connection with the sale of substantially all of the operating assets of SEC and Universal Tech Corporation ("UTeC"), subsidiaries of the Company, in December 2002, UTeC leased the Hallowell Facility to the buyer under a triple net long-term lease agreement. However, SEC retained the obligation to be responsible for, and perform the activities under, the Slurry Consent Order. In addition, certain subsidiaries of the Company agreed to indemnify the buyer of such assets for these environmental matters. No reserve has been established because the extent of the remediation, if any, is not presently known or estimable.

Grand Jury Subpoenas SEC Hallowell Facility: SEC and the Company received grand jury subpoenas requesting business records of SEC. The Company and SEC have complied with these subpoenas. This grand jury investigation appears to be related to Slurry's alleged violations of explosive storage and related regulations, which resulted in the revocation by the Bureau of Alcohol, Tobacco and Firearms of Slurry's license to manufacture explosives at the Hallowell Facility.

Property Damage Lawsuit: In January, 2003, the owners of 283 acres of property adjacent to the El Dorado Facility filed suit against EDC alleging property damage. The lawsuit is pending in the United States District Court, Western District of Arkansas, El Dorado Division. The El Dorado Facility utilizes a Discharge Water treatment system which discharges into a creek which passes through the plantiff's property pursuant to a permit issued by the state of Arkansas. The plaintiffs contend that these permitted discharges into the creek are an unauthorized trespass, have damaged their property, have resulted in fish kills in the creek, and that leakage from EDC's two holding ponds has contaminated the shallow groundwater on the plaintiff's property.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2003 and 2002

Plaintiffs are pursuing claims under theories of negligence, trespass and nuisance, and are claiming acutal and punitive damages as well as injunctive relief.

EDC's Discharge Water contains elevated levels of ammonia and nitrogen. However, monitoring wells around its treatment ponds indicate little, if any, impact on the shallow groundwater. We have put our insurance carrier on notice of this claim. Under the policy, we have a $.5 million deductible. No reserve has been established in connection with this matter.

B. Other Pending or Threatened Litigation

1. Climate Control Business

 The Climate Control Business is involved in several lawsuits and threatened litigation relating to alleged defective air conditioning and heating units manufactured by the Climate Control Business, or that the units or systems where not properly designed, which, if adversely determined against the Climate Control Business, could have a substantial adverse impact on the Company's liquidity.

2. Chemical Business

Supplier of Anhydrous Ammonia: The principal raw material for the production of the Chemical Business' products at the El Dorado Facility is anhydrous ammonia. The Chemical Business has entered into a contract with a supplier of anhydrous ammonia to purchase all or substantially all of its requirements of anhydrous ammonia from the supplier. The Chemical Business and the supplier were involved in a dispute relating to the appropriate pricing formula for the anhydrous ammonia sold to the Chemical Business under the agreement. The parties have agreed in principal to resolve the dispute by entering into a new definitive supply agreement, which definitive agreement will provide, among other things, that the El Dorado Facility will, for a period of one year beginning January 2004, purchase all of its ammonia requirements from the supplier, and the supplier will provide the requirements to the El Dorado Facility, at a negotiated price per short ton; and that upon execution of the definitive agreement, the existing supply agreement between the El Dorado Facility and the supplier will terminate, with each party executing mutual releases as to claims arising out of the prior agreement. The resolution of this dispute and the new supply agreement are subject to the parties.

3. Other

Zeller Pension Plan: In February, 2000, the Company's board of directors authorized management to proceed with the sale of the automotive business, since the automotive business was no longer a "core business" of the Company. In May, 2000 the Company sold substantially all of its assets in its automotive business. After the authorization by the board, but prior to the sale, the automotive business purchased the assets and assumed certain liabilities of Zeller Corporation ("Zeller"). The liabilities of Zeller assumed by the automotive business included Zeller's pension plan, which is not a multi-employer pension plan. In June 2003, the principal owner ("Owner") of the buyer of the automotive business was contacted by a representative of the Pension Benefit Guaranty Corporation ("PBGC") regarding the plan. The Owner has been informed by the PBGC of a possible

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2003 and 2002

underfunding of the plan and a possible takeover of the plan by the PBGC. The Owner has notified the Company of these events. The Company has also been contacted by the PBGC and has been advised that the alleged under funding is approximately $.6 million. The Company has been advised by ERISA counsel that based upon, numerous representations made by the Company and the assumption that the trier of fact determining the Company's obligations with respect to the plan would find that: we disposed, in May 4, 2000, of interest in the automotive business including the Zeller assets and business pursuant to a bona fide purchase agreement under the terms of which the purchaser assumed all obligations with respect to the operation, including funding of the Zeller plan, the purpose of the sale of the automotive business did not include an attempt to evade liability for funding the Zeller plan, at the time we disposed of our interest in the automotive business, the Zeller plan was adequately funded, on an ongoing basis and all required contributions had been made, and the Zeller plan did not terminate at anytime that any member of the Company's controlled group of entities was a contribution sponsor to the Zeller plan, that the possibility of an unfavorable outcome to us in a lawsuit if the PBGC attempts to hold us liable for the underfunding of the Zeller plan is remote.

The Company has several contingencies, including those set forth above, that could impact it's liquidity and future operating results in the event that the Company is unsuccessful in defending against the claimants or possible claims.

Note 7: Long-Term Debt Our wholly-owned subsidiary ClimaChem, Inc. ("ClimaChem") and its subsidiaries are parties to a $50 million credit facility (the "Working Capital Revolver Loan") that matures in April 2005. Outstanding borrowings under the Working Capital Revolver Loan were $25.7 million as of September 30, 2003 ($27.2 million at December 31, 2002). At September 30, 2003, the amount available for additional borrowing under the Working Capital Revolver Loan was $11.5 million, based on eligible collateral. The Working Capital Revolver Loan accrues interest at a base rate (generally equivalent to the prime rate) plus 2% or LIBOR plus 4.5%. The effective rate at September 30, 2003 was 5.64%.

The Working Capital Revolver Loan required ClimaChem to maintain quarterly earnings before interest, taxes, depreciation and amortization ("EBITDA") for ClimaChem and its Climate Control Business on a trailing twelve-month basis, of $13.5 million and $10 million, respectively, measured as of September 30, 2003. ClimaChem and its Climate Control Business's EBITDA, as defined, for the twelve-month period ended September 30, 2003 was in excess of the required amounts. The Working Capital Revolver Loan requires ClimaChem to maintain quarterly EBITDA, as defined, for ClimaChem and its Climate Control Business on a trailing twelve-month basis of $12.5 million and $10 million, respectively, measured as of December 31, 2003. For the fiscal quarters ending after December 31, 2003, the EBITDA requirement shall be negotiated based on ClimaChem's forecasted financial statements, however, if ClimaChem and the provider of the Working Capital Revolver Loan cannot reach an  agreement, the EBITDA requirement for ClimaChem shall not be less than $15 million. The Working Capital Revolver Loan also requires ClimaChem to achieve an annual fixed charge coverage ratio of at least 1 to 1 and limits capital expenditures, as defined, to $11.2 million measured quarterly on a trailing twelve month basis. The Working Capital Revolver Loan requires that ClimaChem's excess availability, as defined,

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2003 and 2002

equal an amount not less than $.5 million. It also requires ClimaChem's excess availability, as defined, equal an amount not less than $1.5 million on the date of the periodic interest payments due on its 10-3/4% Senior Unsecured Notes due 2007 (discussed below) and due on certain debt issued pursuant to a financing arrangement (discussed below). The Working Capital Revolver Loan also contains covenants that, among other things, limit the borrowers' ability to: (a) incur additional indebtedness, (b) incur liens, (c) make restricted payments or loans to affiliates who are not borrowers, (d) engage in mergers, consolidations or other forms of recapitalization, (e) dispose of assets, or (f) repurchase ClimaChem's 10-3/4% Senior Unsecured Notes. The Working Capital Revolver Loan also requires all collections on accounts receivable be made through a bank account in the name of the lender or their agent.

In order to fund the repurchase of $52.3 million face value aggregate principal amount of its Senior Unsecured Notes at a substantial discount to the face value, ClimaChem entered into a Financing Agreement with certain lenders. Pursuant to the terms of the Financing Agreement, the lenders loaned $35 million to ClimaChem (the "Loans"). In December 2002, ClimaChem prepaid $3.5 million of the Loans. The Loans mature on June 30, 2005, and bear interest at 10 1/2% per annum, payable quarterly. Additional interest of 5 1/2% is payable either at maturity or upon prepayment.

The financing transaction was accounted for as a debt restructuring in May 2002 and the implied gain relating to this transaction was deferred and all of the future interest payments associated with the Loans have been recognized in long-term debt. All future interest payments on the Loans will be charged against the debt balance presently accrued on the balance sheet. At September 30, 2003, the carrying amount of long-term debt owed the Lenders is $43.8 million which includes $12.1 million interest due on the Loans through maturity. Of this, interest of $3.4 million is included in current portion of long-term debt at September 30, 2003.

Approximately $1.8 million of the proceeds of the Loans was used to fund a cash collateral account which was released to ClimaChem on September 30, 2003.

The Financing Agreement required ClimaChem to maintain quarterly EBITDA, as defined, for ClimaChem and its Climate Control Business on a trailing twelve-month basis of $13.5 million and $10 million, respectively, measured as of September 30, 2003. ClimaChem and its Climate Control Business's EBITDA, as defined, for the twelve-month period ended September 30, 2003 was in excess of the required amounts. The Financing Agreement requires ClimaChem to maintain quarterly EBITDA, as defined, for ClimaChem and its Climate Control Business on a trailing twelve-month basis of the same amounts required under the Working Capital Revolver Loan as discussed above. Additionally, for quarters ending after December 31, 2002, if ClimaChem fails to maintain EBITDA, as defined, on a trailing twelve-month basis of at least $12 million (a "Trigger Event"), then within 210 days of the end of such quarter, ClimaChem shall pay the Lenders an amount equal to 33.3% ($10.6 million as of September 30, 2003) of then outstanding principal of the Loans plus interest.

However, if ClimaChem maintains EBITDA on a trailing twelve-month basis of at least $12 million as of the end of each of the two quarters immediately following the Trigger Event, then within 210 days of such Trigger Event, ClimaChem shall pay the Lenders an amount equal to 10% ($3.2 million as of September 30, 2003) of then outstanding principal of the Loans plus interest.

The Financing Agreement also requires ClimaChem to achieve an annual fixed charge coverage ratio of at least 1 to 1 and limits annual capital

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2003 and 2002

expenditures, as defined, to $11.2 million measured quarterly on a trailing twelve-month basis. The Financing Agreement also contains covenants that, among other things, limit ClimaChem's ability to: (a) incur additional indebtedness, (b) incur liens, (c) provide certain guarantees (d) engage in mergers, consolidations or other forms of recapitalization and (e) dispose of assets. The Lenders may, upon an event of default as defined, terminate the Financing Agreement and demand the balance outstanding due and payable in full. Our Summit Machine Tool Manufacturing Corp. ("Summit") subsidiary that is not a subsidiary of ClimaChem finances its working capital requirements through borrowings under a credit facility ("Facility") with a different lender than ClimaChem's lender. The Facility was funded by the lender during the third quarter 2003 and replaced a similar facility scheduled to mature on April 1, 2004. The Facility provides a revolving line of credit of $.65 million and has a maturity date of February 22, 2005.

In 1997, ClimaChem completed the sale of its 10-3/4% Senior Unsecured Notes due 2007 (the "Notes"). The Notes bear interest at an annual rate of 10-3/4% payable semiannually in arrears on June 1 and December 1 of each year. The Notes are senior unsecured obligations of ClimaChem and rank equal in right of payment to all existing and future senior unsecured indebtedness of ClimaChem and its subsidiaries. The Notes are effectively subordinated to all existing and future secured indebtedness of ClimaChem. The outstanding principal balance of the Notes due to unrelated third parties was $18.3 million at September 30, 2003.

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

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2003 and 2002

Note 7: Long-Term Debt (continued)

ClimaChem, Inc. Condensed Consolidating Balance Sheet As of September 30, 2003 (In thousands)
Combined Guarantor Subsidiaries	Consolidated Non- Guarantor Subsidiaries	ClimaChem, Inc. (Parent)	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$186	$1,572	$710		$2,468
Trade accounts receivable, net	36,985	4,748	60		41,793
Inventories	21,175	138	-		21,313
Supplies and prepaid items	3,282	21	464		3,767
Deferred income taxes	-	-	3,520	$(520)	3,000
Total current assets	61,628	6,479	4,754	(520)	72,341
Property, plant and equipment, net	64,196	1,926	103		66,225
Due from LSB and affiliates	-	-	14,829		14,829
Investment in and advances to affiliates	-	-	91,756	(91,756)	-
Receivable from Parent	-	14,121	-	(14,121)	-
Other assets, net:
Deferred income taxes	-	-	904	(435)	469
Other	9,481	36	1,422		10,939
	$135,305	$22,562	$113,768	$(106,832)	$164,803
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$16,848	$2,592	$486		$19,926
Accrued liabilities	9,152	6,144	1,282		16,578
Due to LSB and affiliates, net	-	-	5,973		5,973
Deferred income taxes	520	-	-	$(520)	-
Current portion of long-term debt	4,726	353	26,031		31,110
Total current liabilities	31,246	9,089	33,772	(520)	73,587
Long-term debt	4,838	1,294	63,262		69,394
Deferred income taxes	435	-	-	(435)	-
Due to LSB	-	-	3,183		3,183
Other noncurrent liabilities	2,340	4,390	-		6,730
Payable to Parent	8,226	-	-	(8,226)	-
Stockholders' equity:
Common stock	66	1	1	(67)	1
Capital in excess of par value	78,194	-	12,652	(78,194)	12,652
Accumulated other comprehensive loss	-	(1,642)	-		(1,642)
Retained earnings	9,960	9,430	898	(19,390)	898
Total stockholders' equity	88,220	7,789	13,551	(97,651)	11,909
	$135,305	$22,562	$113,768	$(106,832)	$164,803

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2003 and 2002

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

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2003 and 2002

Note 7: Long-Term Debt (continued)
ClimaChem, Inc. Condensed Consolidating Statement of Operations Nine Months Ended September 30, 2003 (In thousands)
Combined Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	ClimaChem, Inc. (Parent)	Eliminations	Consolidated

Net sales	$205,680	$31,585			$237,265
Cost of sales	174,230	28,542	$571	$(4)	203,339
Gross profit (loss)	31,450	3,043	(571)	4	33,926
Selling, general and administrative	26,615	323	1,568	(5)	28,501
Operating income (loss)	4,835	2,720	(2,139)	9	5,425
Other income (expense):
Interest and other income (expense), net	405	(87)	9,109	(7,899)	1,528
Gain (loss) on extinguishment of advances to affiliates	65,350	-	(65,350)		-
Interest expense	(8,188)	(31)	(3,555)	7,890	(3,884)
Income (loss) from continuing operations before benefit (provision) for income taxes	62,402	2,602	(61,935)	-	3,069
Equity in earnings of subsidiaries	-	-	39,652	(39,652)	-
Benefit (provision) for income taxes	(24,337)	(1,015)	24,155		(1,197)
Net income	$38,065	$1,587	$1,872	$(39,652)	$1,872

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2003 and 2002

Note 7: Long-Term Debt (continued)
ClimaChem, Inc. Condensed Consolidating Statement of Operations Nine Months Ended September 30, 2002 (In thousands)
Combined Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	ClimaChem, Inc. (Parent)	Eliminations	Consolidated

Net sales	$189,257	$25,560			$214,817
Cost of sales	158,265	22,829	$446	$(4)	181,536
Gross profit (loss)	30,992	2,731	(446)	4	33,281
Selling, general and administrative	25,574	273	2,678	(5)	28,520
Operating income (loss)	5,418	2,458	(3,124)	9	4,761
Other income (expense):
Interest and other income (expense), net	284	(84)	11,061	(8,185)	3,076
Benefit from termination of firm purchase commitments	290	-	-		290
Interest expense	(8,086)	(46)	(5,728)	8,176	(5,684)
Income (loss)from continuing operations before benefit (provision) for income taxes	(2,094)	2,328	2,209	-	2,443
Equity in losses of subsidiaries	-	-	(2,294)	2,294	-
Benefit (provision) for income taxes:
Current	2,890	(908)	(5,957)		(3,975)
Deferred	-	-	1,750		1,750
Loss from discontinued operations, net	(4,510)	-	-		(4,510)
Net income (loss)	$(3,714)	$1,420	$(4,292)	$2,294	$(4,292)

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2003 and 2002

Note 7: Long-Term Debt (continued)
ClimaChem, Inc. Condensed Consolidating Statement of Operations Three Months Ended September 30, 2003 (In thousands)
Combined Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	ClimaChem, Inc. (Parent)	Eliminations	Consolidated

Net sales	$66,139	$11,942			$78,081
Cost of sales	54,114	10,789	$170	$(2)	65,071
Gross profit (loss)	12,025	1,153	(170)	2	13,010
Selling, general and administrative	8,903	104	618	(1)	9,624
Operating income (loss)	3,122	1,049	(788)	3	3,386
Other income (expense):
Interest and other income, net	85	1	3,168	(2,669)	585
Interest expense	(2,759)	(9)	(1,191)	2,666	(1,293)
Income from continuing operations before provision for income taxes	448	1,041	1,189	-	2,678
Equity in earnings of subsidiaries	-	-	908	(908)	-
Provision for income taxes	(175)	(406)	(466)		(1,047)
Net income	$273	$635	$1,631	$(908)	$1,631

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2003 and 2002

Note 7: Long-Term Debt (continued)
ClimaChem, Inc. Condensed Consolidating Statement of Operations Three Months Ended September 30, 2002 (In thousands)
Combined Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	ClimaChem, Inc. (Parent)	Eliminations	Consolidated

Net sales	$59,400	$8,860			$68,260
Cost of sales	50,293	7,967	$118	$(2)	58,376
Gross profit (loss)	9,107	893	(118)	2	9,884
Selling, general and administrative	8,570	86	676	(1)	9,331
Operating income (loss)	537	807	(794)	3	553
Other income (expense):
Interest and other income (expense), net	(53)	2	3,473	(2,631)	791
Interest expense	(2,603)	(15)	(1,180)	2 628	(1,170)
Income (loss) from continuing operations before benefit (provision) for income taxes	(2,119)	794	1,499	-	174
Equity in losses of subsidiaries	-	-	(1,731)	1,731	-
Benefit (provision) for income taxes:
Current	1,931	(310)	(176)		1,445
Deferred	-	-	(1,445)		(1,445)
Loss from discontinued operations, net	(2,027)	-	-		(2,027)
Net income (loss)	$(2,215)	$484	$(1,853)	$1,731	$(1,853)

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2003 and 2002

Note 7: Long-Term Debt (continued)
ClimaChem, Inc. Condensed Consolidating Statement of Cash Flows Nine Months Ended September 30, 2003 (In thousands)
Combined Guarantor Subsidiaries	Consolidated Non- Guarantor Subsidiaries	ClimaChem, Inc. (Parent)	Eliminations	Consolidated
Cash flows provided (used) by operating activities	$(4,593)	$5,858	$6,130	$7,395
Cash flows from investing activities:
Capital expenditures	(4,612)	(86)	(91)	(4,789)
Proceeds from sales of property and equipment	81	-	-	81
Restricted cash held in escrow	-	-	1,838	1,838
Other assets	(299)	1	(109)	(407)
Net cash provided (used) by investing activities	(4,830)	(85)	1,638	(3,277)
Cash flows from financing activities:
Payments on long-term debt	(536)	(265)	(2,653)	(3,454)
Long-term and other borrowings	-	-	800	800
Net change in revolving debt	2,597	-	(4,127)	(1,530)
Net change in due to/from LSB and affiliates	-	-	1,174	1,174
Advances to/from affiliates	7,138	(3,936)	(3,202)	-
Net cash provided (used) by financing activities	9,199	(4,201)	(8,008)	(3,010)
Net increase (decrease) in cash and cash equivalents from all activities	(224)	1,572	(240)	1,108
Cash and cash equivalents at the beginning of period	410	-	950	1,360
Cash and cash equivalents at the end of period	$186	$1,572	$710	$2,468

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2003 and 2002

Note 7: Long-Term Debt (continued)
ClimaChem, Inc. Condensed Consolidating Statement of Cash Flows Nine Months Ended September 30, 2002 (In thousands)
Combined Guarantor Subsidiaries	Consolidated Non- Guarantor Subsidiaries	ClimaChem, Inc. (Parent)	Eliminations	Consolidated
Cash flows provided by continuing operating activities	$11,650	$4,619	$1,594	$17,863
Cash flows from investing activities:
Capital expenditures	(8,242)	(431)	(5)	(8,678)
Proceeds from sales of property and equipment	8	-	1	9
Restricted cash held in escrow	-	-	(1,838)	(1,838)
Other assets	528	-	12	540
Net cash used by investing activities	(7,706)	(431)	(1,830)	(9,967)
Cash flows from financing activities:
Payments on long-term debt	(2,319)	(265)	(1,325)	(3,909)
Proceeds from Financing Agreement, net of fees	-	-	32,155	32,155
Acquisition of 10 3/4% Senior Unsecured Notes	-	-	(30,065)	(30,065)
Net change in revolving debt	485	-	(6,008)	(5,523)
Net change in due to/from LSB and affiliates	-	-	1,998	1,998
Advances to/from affiliates	102	(3,582)	3,480	-
Net cash provided (used) by financing activities	(1,732)	(3,847)	235	(5,344)
Net cash used by discontinued operations	(2,365)	-	-	(2,365)
Net increase (decrease) in cash and cash equivalents from all activities	(153)	341	(1)	187
Cash and cash equivalents at the beginning of period	264	16	29	309
Cash and cash equivalents at the end of period	$111	$357	$28	$496

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2003 and 2002

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

The carrying amount of the product warranty obligation is as follows:

Nine Months Ended September 30,	Three Months Ended September 30,
2003	2002	2003	2002
(in thousands)
Balance at beginning of period	$1,922	$2,558	$2,036	$2,430
Add: Charged to costs and expenses	793	704	324	207
Deduct: Costs incurred	(559)	(1,120)	(204)	(495)
Balance at end of period	$2,156	$2,142	$2,156	$2,142

Note 9: Discontinued Operations In December 2002, Slurry Explosive Corporation and Universal Tech Corporation, each an indirect, wholly owned subsidiary of the Company collectively, the "Sellers" consummated the sale of their operating assets pursuant to the terms of an Asset Purchase Agreement. The assets sold by the Sellers comprised all of the explosives manufacturing and distribution business within our Chemical Business.

Operating results of the discontinued operations for the nine and three months ended September 30, 2002 included net sales of $7.3 million and $1.8 million and a net loss of $4.5 million and $2 million, respectfully.

 Note 10: Supplemental Cash Flow Information For the nine months ended September 30, 2003, our noncash investing and financing activities included the extinguishment of certain debt of $1.8 million. Under the terms of an agreement reached with the lender in April 2003, the debt was extinguished in exchange for the extinguishment of a note receivable due from the lender of $1.3 million plus a cash payment of $.3 million. As a result, we recognized a net gain on extinguishment of debt of $258,000. For the same period in 2002, our noncash financing activities included the grant of warrants to

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2003 and 2002

purchase 595,585 shares of our common stock with a fair value of approximately $2 million in connection with the voluntary debt restructuring as discussed in Note 7.

 Note 11: Recently Issued Pronouncements In January 2003, the FASB issued Interpretation No. 46 ("FIN 46") "Consolidation of Variable Interest Entities." FIN 46 addresses the consolidation by certain companies of variable interest entities which meet certain characteristics. In January 2003, FIN 46 became effective for variable interest entities created or in which an enterprise obtains an interest after January 31, 2003. Based on FASB Staff Position No. FIN 46-6 issued on October 9, 2003, FIN 46 becomes effective for us on December 31, 2003 for variable interest entities in which we hold a variable interest acquired before February 1, 2003.

Prior to 2003, we, through our subsidiaries, entered into a loan agreement where we loaned funds to the parent company of a French manufacturer of HVAC equipment whose product line is compatible with our Climate Control Business in the United States. Under the loan agreement, one of our subsidiaries has the option, which expires June 15, 2005, to exchange its rights under the loan and cash for 100% of the borrower's outstanding common stock. This subsidiary also obtained a security interest in the stock of the French manufacturer to secure its loan. At September 30, 2003, the outstanding note receivable balance, was $2.2 million. As of the date of this report, we have not exercised our option.

Based on our current assessment of the parent company and its subsidiary in relation to FIN 46, we may be required to consolidate these entities because we presently believe we may bear the majority of the risk of loss of these entities. At December 31, 2002, the French manufacturer had total assets of approximately $8.4 million and sales and net income of approximately $15.7 million and $.3 million, respectively, for the year ended December 31, 2002. For the nine months ended September 30, 2003, sales and net income were approximately $11.4 million and $.3 million, respectively.

In relation to one of our subsidiaries' long-term lease of a nitric acid plant in Baytown, Texas, we and our subsidiaries have not provided a residual value guarantee on the value of the equipment and have provided the right of first refusal on the fixed-price purchase option to the party purchasing substantially all of the production from the plant. Further, substantially all of the operating costs, subject to certain performance obligations on our part, are passed along to this party under this contract on a cost-plus arrangement. Accordingly, while we are continuing to study the contractual arrangements involving this entity and the criteria of FIN 46, we do not presently believe we bear the majority of the risk of loss or the majority of the residual returns of this entity. As of September 30, 2003, the remaining obligation under the lease associated with the plant approximates $54.3 million. These lease payments are includable costs under the contract.

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

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2003 and 2002

Note 12: Liquidity and Management's Plan We are a diversified holding company and, as a result, depend on credit agreements and our ability to obtain funds from our subsidiaries in order to pay our debts and obligations. Our wholly-owned subsidiary, ClimaChem, through its subsidiaries, owns substantially all of our core businesses consisting of the Chemical and Climate Control Businesses. Historically, ClimaChem's primary cash needs have been for operating expenses, working capital and capital expenditures. ClimaChem and its subsidiaries depend on credit agreements with lenders, internally generated cash flows, and secured equipment financing in order to fund their operations and pay their debts and obligations.

ClimaChem is restricted as to the funds that it may transfer to LSB, the non-ClimaChem companies and certain ClimaChem companies under the terms contained in the Financing Agreement and the Working Capital Revolver Loan. Under the terms, ClimaChem is permitted to distribute funds in the form of (a) advances, loans and investments, in an aggregate amount not to exceed $2 million, at any time outstanding, and (b) distribute or pay in the form of dividends and other distributions an aggregate amount not to exceed, during each year, 50% of ClimaChem's consolidated net income for such year (calculated after deducting all other dividends and distributions made by ClimaChem to us during the year). This limitation will not prohibit payment of amounts due under a Services Agreement, Management Agreement and a Tax Sharing Agreement. ClimaChem did not declare and pay a dividend during the nine months ended September 30, 2003 and there were no management fees due or paid pursuant to the EBITDA formula in the Management Agreement. At September 30, 2003, ClimaChem owed the Company approximately $9.2 million, exclusive of the $14.8 million due from the Company to ClimaChem in November 2007.

Our ability to maintain an adequate amount of borrowing availability under our existing working capital revolver depends on our ability to comply with the terms and conditions of such agreement, the lenders commitment to making the facility available to us and on the cash flow from operations, the investing activities and required debt service.

We (and our subsidiaries other than ClimaChem and its subsidiaries) have limited mandatory cash requirements as it relates to debt service and capital expenditures. Principal payments on long-term debt aggregate $.4 million for the remainder of 2003 while most capital expenditures in the near term are discretionary. Our (and our subsidiaries other than ClimaChem and its subsidiaries) cash flow is expected to be sufficient to meet these cash flow needs during 2003.

Our Summit Machine Tool Manufacturing Corp. ("Summit") subsidiary that is not a subsidiary of ClimaChem finances its working capital requirements through borrowings under a credit facility ("Facility") with a different lender than ClimaChem's lender. The Facility was funded by the lender during the third quarter 2003 and replaced a similar facility scheduled to mature on April 1, 2004. The Facility provides a revolving line of credit of $.65 million and has a maturity date of February 22, 2005.

Effective March 25, 2003, we sold common stock and warrants, proceeds of which aggregated $1.6 million. The net proceeds of which were used to reduce debt. See Note 4-Stockholders' Equity.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2003 and 2002

We continue to actively market our chemical plant located in Pryor, Oklahoma. We do not currently have a contract for the sale of this plant. If this plant is sold, we intend to use the proceeds from the sale to reduce debt.

ClimaChem and its subsidiaries finance their working capital requirements through borrowings under a $50 million asset-based Working Capital Revolver Loan (See Note 7). The Working Capital Revolver Loan matures in April 2005 (see paragraph below) and is secured by receivables, inventories and intangibles of all the ClimaChem entities other than El Dorado Nitric Co., and its subsidiaries. The Working Capital Revolver Loan agreement provides for available advances to ClimaChem based upon specified percentages of eligible accounts receivable and inventories, less a $.5 million reserve against such aggregate availability. As of September 30, 2003, borrowings outstanding under the Working Capital Revolver Loan were $25.7 million and the net credit available for additional borrowings was $11.5 million based on eligible collateral. The Working Capital Revolver Loan requires that ClimaChem and its Climate Control Business meet certain financial covenants on a quarterly basis and/or an annual basis as discussed in Note 7. Included in the financial covenants is the requirement to maintain quarterly earnings before interest, taxes, depreciation and amortization ("EBITDA") on a trailing twelve-month basis at specified amounts. ClimaChem and its Climate Control Business exceeded the required EBITDA (as defined) amounts for the twelve months ended September 30, 2003. The required EBITDA amounts for each quarterly measurement date in 2003 were set at amounts based upon our forecasts in the first quarter of 2003 which are presently considered by management to be achievable. However, actual results may be materially different than our forecasts.

Under a lock-box arrangement pursuant to the Working Capital Revolver Loan, ClimaChem's customers remit payments on their accounts directly to the lender and the lender applies such payments to reduce the debt outstanding under the Working Capital Revolver Loan. ClimaChem may request additional borrowings under the Working Capital Revolver Loan, however, one of several conditions (as determined by the lender) precedent to all additional borrowings is that no "material adverse change" (as defined in the Working Capital Revolver Loan agreement) shall have occurred. This provision in the Working Capital Revolver Loan agreement may allow the lender to terminate additional borrowings by ClimaChem and effectively accelerate the scheduled maturity of the debt under conditions that may not be objectively determinable (the "Subjective Acceleration Clause"). Management does not anticipate that the lender will invoke the Subjective Acceleration Clause. In the event that the lender exercised its rights under the Subjective Acceleration Clause in the Working Capital Revolver Loan and terminated additional borrowings, ClimaChem would have no borrowing availability and its plan to obtain the funds needed to meet its obligations as they become due could include a significant curtailment of its operations. If the proceeds from sales of remaining inventories and collections of accounts receivable of the businesses involved did not provide sufficient funds, ClimaChem could be required to sell other key assets. In this event, ClimaChem would be required to obtain working capital financing from other sources for its remaining businesses. There are no assurances that we would be successful in replacing, on a timely basis, the Working Capital Revolver Loan needed to fund ClimaChem's remaining operations.

Based upon the current outlook for the Chemical Business and the Climate Control Business, management expects to maintain adequate borrowing

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2003 and 2002

availability under the Working Capital Revolver Loan to meet the working capital requirements in 2003. Due to the current high costs for the Chemical Business feedstocks, natural gas and anhydrous ammonia, management expects to continue to utilize the net borrowing availability provided by the Working Capital Revolver Loan at a relatively high level. The current outlook is based upon information currently available and is subject to change based upon changes in economic conditions as well as market pricing of our products and costs of the various raw materials consumed.

In connection with the repurchase of certain of its 10-3/4% Senior Unsecured Notes due 2007 ("Senior Unsecured Notes") in May 2002, ClimaChem entered into a Financing Agreement with certain Lenders (See Note 7). Borrowings under the Financing Agreement are collateralized by Chemical plants in El Dorado, Arkansas and Cherokee, Alabama. The Financing Agreement requires that ClimaChem and its Climate Control Business meet certain financial covenants on a quarterly and/or annual basis as discussed in Note 7. At September 30, 2003, ClimaChem was in compliance with all the financial covenants. For quarters ending after December 31, 2002, if ClimaChem fails to maintain EBITDA (as defined) on a trailing twelve-month basis of at least $12 million (a "Trigger Event"), then within 210 days of the end of such quarter, ClimaChem shall pay the Lenders an amount equal to 33.3% of then outstanding principal of the Loans ($10.6 million at September 30, 2003) plus interest. However, if ClimaChem maintains EBITDA on a trailing twelve-month basis of at least $12 million as of the end of each of the two quarters immediately following the Trigger Event, then within 210 days of such Trigger Event, ClimaChem shall pay the Lenders an amount equal to 10% ($3.2 million as of September 30, 2003) of then outstanding principal of the Loans plus interest. ClimaChem does not expect that a Trigger Event will occur in 2003. In connection with the closing of the Financing Agreement, the lenders thereunder entered into an Inter-Creditor Agreement with ClimaChem's Working Capital Revolver lenders. The Working Capital Revolver Loan agreement and the Financing Agreement contain cross-default provisions. If the Trigger Event occurs and/or ClimaChem fails to meet the other financial covenants of the Financing Agreement, the lender may declare an event of default, making the debt due on demand. If this should occur, there are no assurances that we would have funds available to pay such amount or that alternative borrowing arrangements would be available. Accordingly, ClimaChem could be required to curtail operations and/or sell key assets as discussed above. These actions could result in the recognition of losses that may be material.

In order to supplement the Working Capital Revolver Loan and the internally generated funds as sources to meet capital requirements and to refinance the Financing Agreement, management is currently in discussions with potential lenders to obtain long-term financing on certain chemical plants. If consummated, the loan proceeds will be used to pay down the Senior Secured Notes and reduce Working Capital Revolver debt. The Cherokee Nitrogen Plant in Cherokee, Alabama is currently pledged as part of the collateral for ClimaChem's debt under the Financing Agreement. If this plant is financed, a portion of the proceeds would be used to pay down the Senior Secured Notes and the remainder would be used as working capital.

As discussed in Note 7, approximately $1.8 million of the proceeds from the funding under the Financing Agreement was used to fund a cash collateral account. This $1.8 million was released to us on September 30, 2003 and was used to reduce borrowings under the Working Capital Revolver Loan at that

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2003 and 2002

date.

Due to the Company and ClimaChem's previous operating losses and limited borrowing ability under the credit facility then in effect, we discontinued payment of cash dividends on Common Stock for periods subsequent to January 1, 1999, until the Board of Directors determines otherwise. Although dividends on all of our outstanding series of preferred stock are payable if and when declared by the Board of Directors, the terms of each outstanding series of preferred stock provide that dividends are cumulative, except for the redeemable noncumulative convertible preferred stock. As of September 30, 2003, we have not paid the regular quarterly dividend of $.8125 on the outstanding $3.25 Convertible Exchangeable Class C Preferred Stock Series 2 ("Series 2 Preferred") since June 15, 1999, resulting in approximately $8.6 million in total accrued and unpaid dividends on the Series 2 Preferred. We also did not declare and pay the regular annual dividend of $12.00 on the Series B Preferred since 1999, resulting in $.9 million in accrued and unpaid dividends on the Series B Preferred. In addition, we did not declare and pay the 6% per annum cumulative dividend payable in arrears on the Series D preferred resulting in $.1 million in accrued and unpaid dividends. We do not anticipate having funds available to pay dividends on our stock for the foreseeable future.

Our net cash provided by operating activities for the nine months ended September 30, 2003 was $7.9 million. Cash used by investing activities included $5.1 million for capital expenditures primarily in the Chemical Business. Approximately $1.2 million of this was not planned but required the replacement of a compressor at the Cherokee, Alabama facility. Cash used by financing activities included payments on debt of $5.9 million and a net decrease in revolving debt of $1.6 million offset, in part, by long-term borrowings of $1.9 million and proceeds from the issuance of common stock and warrants of $1.7 million. As of September 30, 2003, ClimaChem had cash and borrowing availability under the Working Capital Revolver Loan of $11.8 million compared to $7.9 million at December 31, 2002. We continue to pursue other sources of working capital to ensure adequate liquidity as discussed above.

For the periods covered by this report, the Climate Control Business has consistently generated a positive cash flow and conversely the Chemical Business has generated a negative cash flow. Approximately 53% of the Chemical Business' sales volume is sold under sales contracts in which the sales price is adjusted for changes in raw material costs. The balance of the sales volume primarily is agricultural nitrogen fertilizer delivered into our freight logical geographical markets at spot prices.

The negative cash flow in the Chemical Business for the nine months ended September 30, 2003 is a result of the operating losses in the agricultural nitrogen business of the El Dorado, Arkansas and Cherokee, Alabama plants, seasonal increase in accounts receivable, replacement of a compressor at the Cherokee Facility and costs related to the mechanical failure of the sulfuric acid plant at the El Dorado Facility. Losses in the agricultural nitrogen business have resulted from the low selling prices compared to the cost of the raw material feedstocks: natural gas and anhydrous ammonia. This imbalance of selling prices has been due primarily to an oversupply in the market of agricultural nitrogen products of the kind we produce and the inability to pass through the full natural gas and ammonia cost increases

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2003 and 2002

when they occur. During the latter part of September 2003 and early in the fourth quarter of 2003, the Chemical Business has experienced improvement in this imbalance condition. The feedstocks of natural gas and ammonia have historically experienced significant price volatility. Currently, both are significantly higher compared to the same period last year. During the later part of 2003, the Chemical Business and its ammonia supplier have agreed in principal to enter into a new definitive supply agreement in which the supplier would sell to the Chemical Business' El Dorado Facility all of its ammonia requirements for a period of one year beginning January 1, 2004. The new supply agreement is subject to the parties finalizing the amount of the credit line and payment terms available to the Chemical Business and the parties entering into the definitive supply agreement.

El Dorado Chemical Company's ("EDC") primary facilities are located in El Dorado, Arkansas and Cherokee, Alabama. We are in the process of evaluating the product lines of these operations for profitability consistent with management's goal to reduce the negative impact that changing prices of natural gas and anhydrous ammonia have on our sales and operating results. Management's plan for 2003 for EDC anticipates that the industrial-grade products of El Dorado Chemical and Cherokee Nitrogen that are sold pursuant to long-term cost-plus agreements will continue in 2003 at or about the same volume levels as in 2002. El Dorado's and Cherokee's 2003 production levels for nitrogen products sold as fertilizers into the agricultural markets will approximate the 2002 volume levels but the sales as expressed in dollars will be higher due to correspondingly higher unit sales prices. Due to the volatility of sales prices and the costs of feedstocks, anhydrous ammonia and natural gas, it is difficult to predict whether or not the sales of nitrogen products sold as fertilizer into the agricultural markets will be profitable for 2003; however, we believe we can make certain changes that will help improve the operating results of the Chemical Business.

The Climate Control Business' core product lines are hydronic fan coils and water source heat pumps. Historically, these core product lines have been very stable and the Climate Control Business has consistently managed to report increased earnings. As a result, we have been able to satisfy the various financial loan covenants. During the first nine months of 2003, Climate Control's order level in its' core product lines has been down approximately 6% from the calendar year 2002 level (although up approximately 4% for the third quarter 2003 as compared to the same period of 2002). The lower year-to-date sales order level is due to fewer industry wide construction starts, primarily in the lodging sector. At September 30, 2003, backlogs in the core product lines are approximately the same as at December 31, 2002. Included in Climate Control's operating results are three start-up product lines and/or services that have adversely affected operating results in recent periods. Although we don't expect these new product lines to reach positive results in 2003, there is the expectation that the results will improve and begin to approach a breakeven towards the end of 2003.

The planned capital expenditures for the remainder of 2003 are approximately $3.1 million. If the Discharge Water permit for the El Dorado Facility is approved, it is currently expected to require capital expenditures of approximately $3 to $4 million, at the El Dorado Facility, over the next 3 years. This assumes that the Discharge Water permit is approved as negotiated, the City of El Dorado, Arkansas (the "City") builds its own discharge pipeline to a nearby river and we are permitted to tie our pipelinee

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2003 and 2002

into the City's pipeline. Management is continuing to review the design and configurations of treatment and discharge facilities to address the permitting issues.

Also as discussed in Note 6, there will be certain expenditures required to bring the sulfuric acid plant's air emissions to lower limits. The design of additional emission controls at this plant is underway. The ultimate cost of any technological changes required cannot presently be determined, but is believed to be no less than approximately $1.5 million. At this point, these projects are not expected to require funding until 2004 and beyond. Capital expenditures are dependent upon an adequate amount of liquidity and/or obtaining acceptable funding.

The resolution of outstanding contingencies, as discussed in Note 6, could have an impact on our liquidity and future operating results.

Although the volatility of the Chemical Business is such that the forecasted results can fluctuate significantly, our cash flow forecasts indicate that there will be sufficient liquidity to meet our obligations as they come due during 2003. However, actual results may be materially different than our forecasts. Longer-term liquidity is dependent upon new financing on the Chemical plants or facilities or improvement in the general Chemical Business operating environment.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with our September 30, 2003 Condensed Consolidated Financial Statements.

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

Impairment of Long-Lived Assets including Goodwill - We have considered impairment of our long-lived assets and goodwill related to our Chemical operations as a result of unfavorable operating results over the last several years. We have made estimates of the fair values associated with the El Dorado Facility and the Cherokee Facility. These estimates include third party appraisals for certain of the assets and internal estimates for others. Should these estimates of fair values change in future periods based on changes in the business environment from our expectations of the Chemical Business or our estimate of the cost to comply with the new Discharge Water Permit and the anticipated Air CAO, a portion of our net carrying cost may be impaired. See "Environmental and Regulatory Compliance" discussed below.

Compliance with Long-Term Debt Covenants - As fully discussed in "Liquidity and Capital Resources - Loan Agreements - Terms and Conditions", the Financing Agreement and Working Capital Revolver Loan, as amended, of ClimaChem and its subsidiaries require that ClimaChem meet certain lender defined earnings before interest, income taxes, depreciation and amortization ("EBITDA") and capital expenditure limitation amounts quarterly, on a trailing twelve-month basis and annually achieve a specified fixed charge coverage rate.

The Financing Agreement requires that if ClimaChem fails to maintain EBITDA, as defined, on a trailing twelve-month basis of at least $12 million (a "Trigger Event"), then within 210 days of the end of such quarter, ClimaChem shall pay the Lenders an amount equal to 33.3% ($10.6 million as of September 30, 2003) of then outstanding principal of the Loans plus interest. However, if ClimaChem maintains EBITDA on a trailing twelve-month basis of at least $12 million as of the end of each of the two quarters immediately following the Trigger Event, then within 210 days of such Trigger Event, ClimaChem shall pay the Lenders an amount equal to 10% ($3.2 million as of September 30, 2003) of then outstanding principal of the Loans plus interest.

In addition, the Working Capital Revolver Loan contains "a material adverse change in operating results or financial condition" provision which is construed to be a subjective acceleration clause. Our ability to realize our assets and discharge our liabilities is dependent upon, among other things, the lender not exercising its rights under the subjective acceleration clause and our ability to successfully meet the EBITDA covenant for 2003 and beyond. See "Liquidity and Capital Resources - Source of Funds and Loan Agreements - Terms and Conditions." As a result of the subjective acceleration clause, our outstanding borrowings under the Working Capital Revolver Loan are classified as due within one year in the accompanying consolidated balance sheets.

Environmental and Regulatory Compliance - Our Chemical Business is subject to specific federal and state regulatory and environmental compliance laws and guidelines. We have developed policies and procedures related to environmental and regulatory compliance. We continually monitor whether we have maintained compliance with such laws and regulations and the operating and financial implications thereof. We have resolved through a Permit Appeals Resolution Agent, a renewal Water Discharge permit. The resolution agreement provides for effluent limits which EDC believes are acceptable. Before a permit can be issued under the resolution agreement, the permit must be drafted by the state of Arkansas and the permit must be subject to publication and public comment and appeal. We believe that the revised permit issued in conformity with the resolution agreement will require additional expenditures estimated by us to be approximately $3 to $4 million, which would be expended over a period of three years, assuming the City of El Dorado, Arkansas (the "City") builds its own discharge pipeline to a nearby river and we are permitted to tie our pipeline into the City's pipeline. We do not have any reliable estimates of the cost of an alternative solution in the event that the City does not ultimately build the pipeline.

From March 2001 through January 2002, the El Dorado Facility experienced alleged air emissions violations. EDC and the state have been in negotiations regarding applicable penalties for certain of these violations. In July, 2002, EDC received a proposed Consent Administrative Order ("Air CAO") from the state, to resolve the above alleged violations. The draft Air CAO provides for a civil penalty of $10,000 and requires EDC to establish a system to monitor air quality at the perimeter of the El Dorado Facility and to submit revised testing protocols for demonstrating compliance at the various emission sources.

As part of the state's investigation of an application filed by EDC for a permit modification relating to the sulfuric acid plant, the state initiated an inquiry regarding historical equipment upgrades and repairs at the sulfuric acid plant, and whether any of those modifications should have been reviewed under the regulations. The state and EDC have entered into negotiations in an attempt to compromise and resolve a potential dispute as to what regulations should apply to the sulfuric acid plant. These negotiations have resulted in drafting language in the draft Air CAO that would resolve any possible regulatory violations associated with the sulfuric acid plant through the implementation of additional emission controls at that plant. The enforcement director of the applicable state agency requested that EDC examine over a six month period the technology alternatives to achieve the agreed upon emission reductions. EDC has provided to the state the report on technology alternatives. The ultimate cost of any technological changes required cannot presently be determined, but is believed to be no less than approximately $1.5 million. The timing of the implementation of any technological change is not known however, it is our belief that such expenditures will be made over the next 4 to 5 years.

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

Anhydrous ammonia and natural gas represent the primary raw materials in the production of most of the products of our Chemical Business. Under an agreement, EDC will purchase 100% of its requirements of purchased ammonia pursuant to a formula-based market price plus transportation to the El Dorado Facility through December 31, 2004 as discussed below. The Chemical Business' natural gas feedstock requirements are purchased at spot market price for delivery to the Cherokee, Alabama Facility.

The principal raw material for the production of the Chemical Business' chemical products at the El Dorado Facility is anhydrous ammonia. The Chemical Business has entered into a contract with a supplier of anhydrous ammonia to purchase all or substantially all of its requirements of anhydrous ammonia from the supplier. The Chemical Business and the supplier are involved in a dispute relating to the appropriate pricing formula for the anhydrous ammonia sold to the Chemical Business under the agreement. The parties have agreed in principal to resolve the dispute by entering into a new definitive supply agreement, which definitive agreement will provide, among other things, that the El Dorado Facility will, for a period of one year beginning January 2004, purchase all of its ammonia requirements from the supplier, and the supplier will provide the requirements to the El Dorado Facility at a negotiated price per short ton; and that upon execution of the definitive agreement, the existing supply agreement between the El Dorado Facility and the supplier will terminate, with each party executing mutual releases as to claims arising out of the prior agreement. The resolution of this dispute and the new supply agreement are subject to the parties.

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

In December 2002, we sold the operating assets of our indirect subsidiaries, SEC and UTeC. SEC and UTeC were in the packaged explosives business, which was not considered by us to be a core business in our Chemical Business. The results of operations for SEC and UTeC for the nine and three months ended September 30, 2002 are classified as discontinued operations in this report.

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

RESULTS OF OPERATIONS

As discussed above, the core product lines in our Climate Control Business are hydronic fan coils and water source heat pumps. Historically, these core product lines have been very stable and our Climate Control Business has consistently managed to report increased earnings. During the first nine months of 2003, our Climate Control Business' order level in its core product lines has been down approximately 6% from the calendar year 2002 level (although up 4% for the third quarter 2003 as compared to the same period of 2002). The lower year-to-date sales order level is due to fewer industry wide construction starts, primarily in the lodging sector. At September 30, 2003, backlogs in the core product lines are approximately the same as at December 31, 2002.

Included in our Climate Control Business' operating results are three start-up product lines and/or services that have adversely affected operating results in recent periods. Although we don't expect these new product lines to reach positive results in 2003, there is the expectation that the results will improve and begin to approach a breakeven towards the end of 2003.

Approximately 53% of the Chemical Business' sales volume is sold under sales contracts in which the sales price is adjusted for changes in raw material costs. The balance of the sales volume primarily is agricultural nitrogen fertilizer delivered into our freight logical geographical markets at spot prices. Losses in the agricultural nitrogen business have resulted from the low selling prices compared to the cost of the raw material feedstocks: natural gas and anhydrous ammonia. This imbalance of selling prices has been due primarily to an oversupply in the market of agricultural nitrogen products of the kind we produce and the inability to pass through the full natural gas and ammonia cost increases when they occur. During the latter part of September 2003 and early in the fourth quarter of 2003, the Chemical Business has experienced improvement in this imbalance condition. The feedstocks of natural gas and ammonia have historically experienced

9; significant price volatility. Currently, both are significantly higher compared to the same period last year. During the later part of 2003, the Chemical Business and its ammonia supplier have agreed in principal to enter into a new definitive supply agreement in which the supplier would sell to the Chemical Business' El Dorado Facility all of its ammonia requirements for a period of one year beginning January 1, 2004. The new supply agreement is subject to the parties finalizing the amount of the credit line and payment terms available to the Chemical Business and the parties entering into the definitive supply agreement.

Nine months ended September 30, 2003 vs. Nine months ended September 30, 2002.

Net sales for the nine-month period ended September 30, 2003 were $240.5 million compared to $218.2 million for the same period in 2002 or an increase of $22.3 million. The increase in sales is attributed to increased sales in our Chemical Business of $33.4 million, caused primarily by the increased cost of the raw material feedstock that resulted in higher sales prices, as discussed elsewhere. Sales prices increased overall by 24% in 2003 while volume increased 4%. The increased cost of the raw material feedstock is substantially reflected in the higher cost of sales. The increase in sales in the Chemical Business was partially offset by decreased sales of $11 million in our Climate Control Business resulting from the completion and winding down of a number of specific geothermal construction contracts as well as a general reduction in sales volume in other Climate Control operations, due in part, to a general softening in demand primarily in the lodging sector market.

Gross Profit

Gross profit was $36.6 million, or 15.2% as a percentage of net sales, for the nine months ended September 30, 2003, compared to $36.1 million, or 16.6%, for the nine-month period ended September 30, 2002. The decrease in the gross profit percentage was primarily the result of the increased costs of our primary raw material feedstocks, natural gas and anhydrous ammonia, used in our Chemical Business which could not be fully passed on to the customers in the form of higher sales prices. We follow the practice of expensing precious metals used  as a catalyst in the Chemical Business' manufacturing processes as they are used, because the amount and timing of recovery is not predictable. Periodically, we recover a portion of the amount previously expensed. During the first nine months of 2003, that recovery was $1.6 million, which partially offset the above decrease.

 Other Income

Other income was $2.5 million for the first nine months of 2003 compared to $1.6 million for the same period in 2002. For 2003, other income included a gain of $.5 million from precious metals accounted for on a mark-to-market basis compared to a loss of $.1 million in 2002 which was included in other expense. 9;

Interest Expense

 Interest expense was $4.2 million for the nine months ended September 30, 2003 compared to $6.3 million for the same nine months of 2002. The decrease of $2.1 million primarily resulted from the elimination of interest expense recognition on the Financing Agreement indebtedness, since that transaction 9;

for the repurchase of Senior Unsecured Notes was accounted for as a voluntary debt restructuring during the second quarter of 2002 and at that time all future interest payments associated with the Financing Agreement indebtedness were recognized in long-term debt.

Income From Continuing Operations before Provision for Income Taxes and Cumulative Effect of Accounting Change

As a result of the items discussed above, we had income from continuing operations before provision for income taxes and cumulative effect of accounting change of $3.1 million and $.1 million for the nine-month periods ended September 30, 2003 and 2002, respectively.

Loss From Discontinued Operations

As discussed in Note 9 of Notes to Condensed Consolidated Financial Statements, in December 2002, the operating assets of SEC and UTeC were sold which operations are reflected as discontinued operations. These operations were formerly included in our Chemical Business. Operating results of the discontinued operations for the nine months ended September 30, 2002 included net sales of $7.3 million and a net loss of $4.5 million.

Cumulative Effect of Accounting Change

Upon adoption of Statement No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002, we recognized the write-off of $.9 million of negative goodwill as a cumulative effect of accounting change for 2002. See Note 11 of Notes to Condensed Consolidated Financial Statements.

 Three months ended September 30, 2003 vs. Three months ended September 30, 2002.

 Net Sales

 Net sales for the three months ended September 30, 2003 were $79 million compared to $69.4 million for the same period in 2002 or an increase of $9.6 million. The increase in sales is attributed to increased sales in our Chemical Business of $11.6 million. Sales prices in the Chemical Business increased 29% due primarily to the increased cost of the raw material feedstock that resulted in higher sales prices as previously discussed while volume increased 5%. The increase in sales in the Chemical Business was partially offset by decreased sales of $1.8 million in our Climate Control Business resulting from a general reduction in sales volume in certain Climate Control operations, due in part, to a general softening in demand from the markets we serve such as the lodging sector.

Gross Profit

Gross profit was $13.8 million or 17.5% as a percentage of net sales for the three-month period ended September 30, 2003, compared to $10.7 million or 15.4% for the three months ended September 30, 2002. We follow the practice of expensing precious metals used as a catalyst in the Chemical Business' manufacturing processes as they are used, because the amount and timing of recovery is not predictable. Periodically, we recover a portion of the amount previously expensed. During the three months ended September 30, 2003, that recovery was $1.2 million, which was the primary reason for the increase in gross profit percentage. In addition, a provision for losses on inventories of $.9 million in our Chemical Business was recognized during the same period in 2002.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses were $10.5 million for the three months ended September 30, 2003, compared to $10.1 million for the same three months of 2002.

Income (Loss) From Continuing Operations before Provision for Income Taxes

 As a result of the items discussed above, we had income from continuing operations before provision for income taxes of $2.4 million for the three-month period ended September 30, 2003 compared to a loss of $.7 million for the same period in 2002.

Loss From Discontinued Operations

As discussed in Note 9 of Notes to Condensed Consolidated Financial Statements, in December 2002, the operating assets of SEC and UTeC were sold which operations are reflected as discontinued operations. These operations were formerly included in our Chemical Business. Operating results of the discontinued operations for the three months ended September 30, 2002 included net sales of $1.8 million and a net loss of $2 million.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow From Operations

 Historically, our primary cash needs have been for operating expenses, working capital and capital expenditures. We have financed our cash requirements primarily through internally generated cash flow, borrowings under our revolving credit facilities, secured equipment financing and the sale of assets. See additional discussion concerning cash flows from our Chemical and Climate Control Businesses in "Source of Funds".

Net cash provided by operating activities for the nine months ended September 30, 2003 was $7.9 million resulting primarily from the decrease in inventories and supplies and prepaid items and the increase in accrued and other noncurrent liabilities offset, in part, by the increase in accounts receivable and the decrease in accounts payable. The decrease in inventories relates primarily to agricultural products sold during the spring fertilizer season in our Chemical Business. The decrease in supplies and prepaid items includes the decrease in prepaid supplies used in the maintenance of our chemical plants and the amortization of prepaid insurance. The increase in accrued and other noncurrent liabilities includes a prorata accrual for an annual lease payment due in December 2003 offset, in part, by the decrease in the amount of customer deposits held by the Chemical Business. The increase in receivables is primarily due to the increase in sales in relation to the fourth quarter of 2002. The decrease in accounts payable is due, in part, to the decrease in amounts owed vendors relating to the build up of inventory in late 2002 in anticipation of the 2003 spring fertilizer season in the Chemical Business.

Cash Flow From Investing and Financing Activities

 Net cash used by investing activities for the nine months ended September 30, 2003 included $5.1 million for capital expenditures primarily for the benefit of our Chemical Business offset, in part, by the release to ClimaChem of $1.8 million held in a cash collateral account as discussed in "Loan Agreements-Terms and Conditions."

Net cash used by financing activities included payments on long-term and other debt of $5.9 million and a net decrease in revolving debt of $1.6 million partially offset by long-term and other borrowings of $1.9 million and proceeds from the issuance of common stock of $1.7 million.

Effective March 25, 2003, we completed a private placement to Jayhawk Institutional Partners, L.P. ("Jayhawk") of 450,000 shares of our common stock and a five year warrant to purchase up to 112,500 shares of our common stock at an exercise price of $3.49 per share, subject to anti-dilution adjustments under certain conditions.  The total price paid by Jayhawk to us for the shares of common stock and the warrant was $1.6 million. The proceeds were used to reduce debt. The average closing price of our common stock over the 30-day period prior to the transaction was $3.49. Jayhawk has certain registration rights. Prior to the completion of this transaction and based on information provided to us by Jayhawk, Jayhawk and its affiliates beneficially owned 798,500 shares of our common stock and 323,650 shares of our Series 2 $3.25 Convertible Exchangeable Class C preferred stock ("Series 2 Preferred"). The shares of Series 2 Preferred beneficially owned by Jayhawk and its affiliates are convertible into 1,401,081 shares of our common stock.

 Obligations and Commitments

In the operation of our businesses, we enter into contracts, leases and borrowing arrangements. In connection with a series of agreements with Bayer Corporation ("Bayer"), under which we are to supply nitric acid with a provision for pass through of production costs subject to certain performance obligations on our part, a subsidiary of ClimaChem entered into a 10 year lease ("Baytown Lease") in June 1999 that requires minimum future net lease rentals of approximately $54.3 million at September 30, 2003. The lease payments are includable costs in these agreements. These lease rentals are made monthly on a straight-line basis over the term of the agreements, typically with one annual payment representing a majority of the amount due for the year. The annual payment for 2003, approximately $5 million due in December 2003, has been considered in evaluating our liquidity. Our ability to perform on this lease commitment is contingent upon Bayer's performance under the related purchase agreement and our liquidity.

Our commitments and obligations as of September 30, 2003 are summarized in the following table. See discussion below in "Loan Agreements - Terms and Conditions."

Due October 1- December 31,	Due in the Year Ending December 31,
Type of Obligation	Total	2003	2004	2005	2006	2007	Thereafter
(In thousands)
Long-term debt:
Working Capital Revolver Loan (1)	$25,679	$25,679	$-	$-	$-	$-	$-
Senior Unsecured Notes due 2007	18,300	-	-	-	-	18,300	-
Financing Agreement due 2005	31,700	-	-	31,700	-	-	-
Accrued interest on Financing Agreement due 2005	12,146	851	3,384	7,911	-	-	-
Other	18,582	2,000	4,612	3,290	1,465	1,313	5,902
Total long-term debt	106,407	28,530	7,996	42,901	1,465	19,613	5,902
Baytown lease	54,254	5,546	13,001	2,250	8,175	9,227	16,055
Other operating leases	11,388	688	2,086	1,419	966	721	5,508
Purchase commitments	7,397	1,236	1,462	1,044	1,044	1,044	1,567
	$179,446	$36,000	$24,545	$47,614	$11,650	$30,605	$29,032
  The Working Capital Revolver Loan is not due by its terms until April 2005; however, the underlying agreement contains "a material adverse change in operating results or financial condition" provision which is construed to be a subjective acceleration clause. Therefore, the Loan is classified as due within one year at September 30, 2003 in the accompanying consolidated balance sheet.

Loan Agreements - Terms and Conditions

 Our wholly-owned subsidiary ClimaChem, Inc. ("ClimaChem") and its subsidiaries are parties to a $50 million credit facility (the "Working Capital Revolver Loan") that matures in April 2005. Outstanding borrowings under the Working Capital Revolver Loan were $25.7 million as of September 30, 2003 ($27.2 million at December 31, 2002). At September 30, 2003, the amount available for additional borrowing under the Working Capital Revolver Loan was $11.5 million, based on eligible collateral. The Working Capital Revolver Loan accrues interest at a base rate (generally equivalent to the prime rate) plus 2% or LIBOR plus 4.5%. The effective rate at September 30, 2003 was 5.64%.

The Working Capital Revolver Loan required ClimaChem to maintain quarterly earnings before interest, taxes, depreciation and amortization ("EBITDA") for ClimaChem and its Climate Control Business on a trailing twelve-month basis, of $13.5 million and $10 million, respectively, measured as of September 30, 2003. ClimaChem and its Climate Control Business's EBITDA, as defined, for the twelve-month period ended September 30, 2003 was in excess of the required amounts. The Working Capital Revolver Loan requires ClimaChem to maintain quarterly EBITDA, as defined, for ClimaChem and its Climate Control Business on a trailing twelve-month basis of $12.5 million and $10 million, respectively, measured as of December 31, 2003. For the fiscal quarters ending after December 31, 2003, the EBITDA requirement shall be negotiated based on ClimaChem's forecasted financial statements, however, if ClimaChem and the provider of the Working Capital Revolver Loan cannot reach an agreement, the EBITDA requirement for ClimaChem shall not be less than $15 million. The Working Capital Revolver Loan also requires ClimaChem to achieve an annual fixed charge coverage ratio of at least 1 to 1 and limits capital expenditures, as defined, to $11.2 million measured quarterly on a trailing twelve month basis. The Working Capital Revolver Loan requires that ClimaChem's excess availability, as defined, equal an amount not less than $.5 million. It also requires ClimaChem's excess availability, as defined, equal an amount not less than $1.5 million on the date of the periodic interest payments due on its 10-3/4% Senior Unsecured Notes due 2007 (discussed below) and due on certain debt issued pursuant to a financing arrangement (discussed below). The Working Capital Revolver Loan also contains covenants that, among other things, limit the borrowers' ability to: (a) incur additional indebtedness, (b) incur liens, (c) make restricted payments or loans to affiliates who are not borrowers, (d) engage in mergers, consolidations or other forms of recapitalization, (e) dispose of assets, or (f) repurchase ClimaChem's 10-3/4% Senior Unsecured Notes. The Working Capital Revolver Loan also requires all collections on accounts receivable be made through a bank account in the name of the lender or their agent.

In order to fund the repurchase of $52.3 million face value aggregate principal amount of its Senior Unsecured Notes at a substantial discount to the face value, ClimaChem entered into a Financing Agreement with certain lenders. Pursuant to the terms of the Financing Agreement, the lenders loaned $35 million to ClimaChem (the "Loans"). In December 2002, ClimaChem prepaid $3.5 million of the Loans. The Loans mature on June 30, 2005, and bear interest at 10 1/2% per annum, payable quarterly. Additional interest of 5 1/2% is payable either at maturity or upon prepayment.

The financing transaction was accounted for as a debt restructuring in May 2002 and the implied gain relating to this transaction was deferred and all of the future interest payments associated with the Loans have been recognized in long-term debt. All future interest payments on the Loans will be charged against the debt balance presently accrued on the balance sheet. At September 30, 2003, the carrying amount of long-term debt owed the Lenders is $43.8 million which includes $12.1 million interest due on the Loans through maturity. Of this, interest of $3.4 million is included in current portion of long-term debt at September 30, 2003.

Approximately $1.8 million of the proceeds of the Loans was used to fund a cash collateral account which was released to ClimaChem on September 30, 2003.

The Financing Agreement required ClimaChem to maintain quarterly EBITDA, as defined, for ClimaChem and its Climate Control Business on a trailing twelve-month basis of $13.5 million and $10 million, respectively, measured as of September 30, 2003. ClimaChem and its Climate Control Business's EBITDA, as defined, for the twelve-month period ended September 30, 2003 was in excess of the required amounts. The Financing Agreement requires ClimaChem to maintain quarterly EBITDA, as defined, for ClimaChem and its Climate Control Business on a trailing twelve-month basis of the same amounts required under the Working Capital Revolver Loan as discussed above. Additionally, for quarters ending after December 31, 2002, if ClimaChem fails to maintain EBITDA, as defined, on a trailing twelve-month basis of at least $12 million (a "Trigger Event"), then within 210 days of the end of such quarter, ClimaChem shall pay the Lenders an amount equal to 33.3% ($10.6 million as of September 30, 2003) of then outstanding principal of the Loans plus interest. However, if ClimaChem maintains EBITDA on a trailing twelve-month basis of at least $12 million as of the end of each of the two quarters immediately following the Trigger Event, then within 210 days of such Trigger Event, ClimaChem shall pay the Lenders an amount equal to 10% ($3.2 million as of September 30, 2003) of then outstanding principal of the Loans plus interest.

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

In 1997, ClimaChem completed the sale of its 10-3/4% Senior Unsecured Notes due 2007 (the "Notes"). The Notes bear interest at an annual rate of 10-3/4% payable semiannually in arrears on June 1 and December 1 of each year. The Notes are senior unsecured obligations of ClimaChem and rank equal in right of payment to all existing and future senior unsecured indebtedness of ClimaChem and its subsidiaries. The Notes are effectively subordinated to all existing and future secured indebtedness of ClimaChem. The outstanding principal balance of the Notes due to unrelated third parties was $18.3 million at September 30, 2003.

 Source of Funds

We are a diversified holding company and, as a result, depend on credit agreements and our ability to obtain funds from our subsidiaries in order to pay our debts and obligations. Our wholly-owned subsidiary, ClimaChem, through its subsidiaries, owns substantially all of our core businesses consisting of the Chemical and Climate Control Businesses. Historically, ClimaChem's primary cash needs have been for operating expenses, working capital and capital expenditures. ClimaChem and its subsidiaries depend on credit agreements with lenders, internally generated cash flows, and secured equipment financing in order to fund their operations and pay their debts and obligations.

ClimaChem is restricted as to the funds that it may transfer to LSB, the non-ClimaChem companies and certain ClimaChem companies under the terms contained in the Financing Agreement and the Working Capital Revolver Loan. Under the terms, ClimaChem is permitted to distribute funds in the form of (a) advances, loans and investments, in an aggregate amount not to exceed $2 million, at any time outstanding, and (b) distribute or pay in the form of dividends and other distributions an aggregate amount not to exceed, during each year, 50% of ClimaChem's consolidated net income for such year (calculated after deducting all other dividends and distributions made by ClimaChem to us during the year). This limitation will not prohibit payment of amounts due under a Services Agreement, Management Agreement and a Tax Sharing Agreement. ClimaChem did not declare and pay a dividend during the nine months ended September 30, 2003 and there were no management fees due or paid pursuant to the EBITDA formula in the Management Agreement. At September 30, 2003, ClimaChem owed the Company approximately $9.2 million, exclusive of the $14.8 million due from the Company to ClimaChem in November 2007.

Our ability to maintain an adequate amount of borrowing availability under our existing working capital revolver depends on our ability to comply with the terms and conditions of such agreement, the lenders commitment to making the facility available to us and on the cash flow from operations, the investing activities and required debt service.

We (and our subsidiaries other than ClimaChem and its subsidiaries) have limited mandatory cash requirements as it relates to debt service and capital expenditures. Principal payments on long-term debt aggregate $.4 million for the remainder of 2003 while most capital expenditures in the near term are discretionary. Our (and our subsidiaries other than ClimaChem and its subsidiaries) cash flow is expected to be sufficient to meet these cash flow needs during 2003.

Our Summit Machine Tool Manufacturing Corp. ("Summit") subsidiary that is not a subsidiary of ClimaChem finances its working capital requirements through borrowings under a credit facility ("Facility") with a different lender than ClimaChem's lender. The Facility was funded by the lender during the third quarter 2003 and replaced a similar facility scheduled to mature on April 1, 2004. The Facility provides a revolving line of credit of $.65 million and has a maturity date of February 22, 2005.

Effective March 25, 2003, we sold common stock and warrants, proceeds of which aggregated $1.6 million. The net proceeds of which were used to reduce debt. See "Cash Flow From Investing and Financing Activities".

We continue to actively market our chemical plant located in Pryor, Oklahoma. We do not currently have a contract for the sale of this plant. If this plant is sold, we intend to use the proceeds from the sale to reduce debt.

ClimaChem and its subsidiaries finance their working capital requirements through borrowings under a $50 million asset-based Working Capital Revolver

Loan (See "Loan Agreements - Terms and Conditions"). The Working Capital Revolver Loan matures in April 2005 (see paragraph below) and is secured by receivables, inventories and intangibles of all the ClimaChem entities other than El Dorado Nitric Co., and its subsidiaries. The Working Capital Revolver Loan agreement provides for available advances to ClimaChem based upon specified percentages of eligible accounts receivable and inventories, less a $.5 million reserve against such aggregate availability. As of September 30, 2003, borrowings outstanding under the Working Capital Revolver Loan were $25.7 million and the net credit available for additional borrowings was $11.5 million based on eligible collateral. The Working Capital Revolver Loan requires that ClimaChem and its Climate Control Business meet certain financial covenants on a quarterly basis and/or an annual basis as discussed in "Loan Agreements - Terms and Conditions". Included in the financial covenants is the requirement to maintain quarterly earnings before interest, taxes, depreciation and amortization ("EBITDA") on a trailing twelve-month basis at specified amounts. ClimaChem and its Climate Control Business exceeded the required EBITDA (as defined) amounts for the twelve months ended September 30, 2003. The required EBITDA amounts for each quarterly measurement date in 2003 were set at amounts based upon our forecasts in the first quarter of 2003 which are presently considered by management to be achievable. However, actual results may be materially different than our forecasts.

Under a lock-box arrangement pursuant to the Working Capital Revolver Loan, ClimaChem's customers remit payments on their accounts directly to the lender and the lender applies such payments to reduce the debt outstanding under the Working Capital Revolver Loan. ClimaChem may request additional borrowings under the Working Capital Revolver Loan, however, one of several conditions (as determined by the lender) precedent to all additional borrowings is that no "material adverse change" (as defined in the Working Capital Revolver Loan agreement) shall have occurred. This provision in the Working Capital Revolver Loan agreement may allow the lender to terminate additional borrowings by ClimaChem and effectively accelerate the scheduled maturity of the debt under conditions that may not be objectively determinable (the "Subjective Acceleration Clause"). Management does not anticipate that the lender will invoke the Subjective Acceleration Clause. In the event that the lender exercised its rights under the Subjective Acceleration Clause in the Working Capital Revolver Loan and terminated additional borrowings, ClimaChem would have no borrowing availability and its plan to obtain the funds needed to meet its obligations as they become due could include a significant curtailment of its operations. If the proceeds from sales of remaining inventories and collections of accounts receivable of the businesses involved did not provide sufficient funds, ClimaChem could be required to sell other key assets. In this event, ClimaChem would be required to obtain working capital financing from other sources for its remaining businesses. There are no assurances that we would be successful in replacing, on a timely basis, the Working Capital Revolver Loan needed to fund ClimaChem's remaining operations.

Based upon the current outlook for the Chemical Business and the Climate Control Business, management expects to maintain adequate borrowing availability under the Working Capital Revolver Loan to meet the working capital requirements in 2003. Due to the current high costs for the Chemical Business feedstocks, natural gas and anhydrous ammonia, management expects to continue to utilize the net borrowing availability provided by the Working Capital Revolver Loan at a relatively high level. The current outlook is based upon information currently available and is subject to change based upon changes in economic conditions as well as market pricing of our products and costs of the various raw materials consumed.

Borrowings under the Financing Agreement are collateralized by Chemical plants in El Dorado, Arkansas and Cherokee, Alabama. The Financing Agreement requires that ClimaChem and its Climate Control Business meet certain financial covenants on a quarterly and/or annual basis as discussed in "Loan Agreements- Terms and Conditions." At September 30, 2003, ClimaChem was in compliance with all the financial covenants. For quarters ending after December 31, 2002, if ClimaChem fails to maintain EBITDA (as defined) on a trailing twelve-month basis of at least $12 million (a "Trigger Event"), then within 210 days of the end of such quarter, ClimaChem shall pay the Lenders an amount equal to 33.3% of then outstanding principal of the Loans ($10.6 million at September 30, 2003) plus interest. However, if ClimaChem maintains EBITDA on a trailing twelve-month basis of at least $12 million as of the end of each of the two quarters immediately following the Trigger Event, then within 210 days of such Trigger Event, ClimaChem shall pay the Lenders an amount equal to 10% ($3.2 million as of September 30, 2003) of then outstanding principal of the Loans plus interest. ClimaChem does not expect that a Trigger Event will occur in 2003. In connection with the closing of the Financing Agreement, the lenders thereunder entered into an Inter-Creditor Agreement with ClimaChem's Working Capital Revolver lenders. The Working Capital Revolver Loan agreement and the Financing Agreement contain cross-default provisions. If the Trigger Event occurs and/or ClimaChem fails to meet the other financial covenants of the Financing Agreement, the lender may declare an event of default, making the debt due on demand. If this should occur, there are no assurances that we would have funds available to pay such amount or that alternative borrowing arrangements would be available. Accordingly, ClimaChem could be required to curtail operations and/or sell key assets as discussed above. These actions could result in the recognition of losses that may be material.

In order to supplement the Working Capital Revolver Loan and the internally generated funds as sources to meet capital requirements and to refinance the Financing Agreement, management is currently in discussions with potential lenders to obtain long-term financing on certain chemical plants. If consummated, the loan proceeds will be used to pay down the Senior Secured Notes and reduce Working Capital Revolver debt. The Cherokee Nitrogen Plant in Cherokee, Alabama is currently pledged as part of the collateral for ClimaChem's debt under the Financing Agreement. If this plant is financed, a portion of the proceeds would be used to pay down the Senior Secured Notes and the remainder would be used as working capital.

As discussed in "Loan Agreements-Terms and Conditions", approximately $1.8 million of the proceeds from the funding under the Financing Agreement was used to fund a cash collateral account. This $1.8 million was released to us on September 30, 2003 and was used to reduce borrowings under the Working Capital Revolver Loan at that date.

Due to the Company and ClimaChem's previous operating losses and limited borrowing ability under the credit facility then in effect, we discontinued payment of cash dividends on Common Stock for periods subsequent to January 1, 1999, until the Board of Directors determines otherwise. Although dividends on all of our outstanding series of preferred stock are payable if and when declared by the Board of Directors, the terms of each outstanding series of preferred stock provide that dividends are cumulative, except for the redeemable noncumulative convertible preferred stock. As of September

30, 2003, we have not paid the regular quarterly dividend of $.8125 on the outstanding $3.25 Convertible Exchangeable Class C Preferred Stock Series 2 ("Series 2 Preferred") since June 15, 1999, resulting in approximately $8.6 million in total accrued and unpaid dividends on the Series 2 Preferred. We also did not declare and pay the regular annual dividend of $12.00 on the Series B Preferred since 1999, resulting in $.9 million in accrued and unpaid dividends on the Series B Preferred. In addition, we did not declare and pay the 6% per annum cumulative dividend payable in arrears on the Series D preferred resulting in $.1 million in accrued and unpaid dividends. We do not anticipate having funds available to pay dividends on our stock for the foreseeable future.

As of September 30, 2003, ClimaChem had cash and borrowing availability under the Working Capital Revolver Loan of $11.8 million compared to $7.9 million at December 31, 2002. We continue to pursue other sources of working capital to ensure adequate liquidity as discussed above.

For the periods covered by this report, the Climate Control Business has consistently generated a positive cash flow and conversely the Chemical Business has generated a negative cash flow. Approximately 53% of the Chemical Business' sales volume is sold under sales contracts in which the sales price is adjusted for changes in raw material costs. The balance of the sales volume primarily is agricultural nitrogen fertilizer delivered into our freight logical geographical markets at spot prices.

The negative cash flow in the Chemical Business for the nine months ended September 30, 2003 is a result of the operating losses in the agricultural nitrogen business of the El Dorado, Arkansas and Cherokee, Alabama plants, seasonal increase in accounts receivable, replacement of a compressor at the Cherokee Facility and costs related to the mechanical failure of the sulfuric acid plant at the El Dorado Facility as discussed in "RESULTS OF OPERATIONS."

EDC's primary facilities are located in El Dorado, Arkansas and Cherokee, Alabama. We are in the process of evaluating the product lines of these operations for profitability consistent with management's goal to reduce the negative impact that changing prices of natural gas and anhydrous ammonia have on our sales and operating results. Management's plan for 2003 for EDC anticipates that the industrial-grade products of El Dorado Chemical and Cherokee Nitrogen that are sold pursuant to long-term cost-plus agreements will continue in 2003 at or about the same volume levels as in 2002. El Dorado's and Cherokee's 2003 production levels for nitrogen products sold as fertilizers into the agricultural markets will approximate the 2002 volume levels but the sales as expressed in dollars will be higher due to correspondingly higher unit sales prices. Due to the volatility of sales prices and the costs of feedstocks, anhydrous ammonia and natural gas, it is difficult to predict whether or not the sales of nitrogen products sold as fertilizer into the agricultural markets will be profitable for 2003; however, we believe we can make certain changes that will help improve the operating results of the Chemical Business.

The Climate Control Business' core product lines are hydronic fan coils and water source heat pumps. Historically, these core product lines have been very stable and the Climate Control Business has consistently managed to report increased earnings. As a result, we have been able to satisfy the various financial loan covenants. During the first nine months of 2003, Climate Control's order level in its' core product lines has been down approximately 6% from the calendar year 2002 level (although up approximately

4% for the third quarter 2003 as compared to the same period of 2002). The lower year-to-date sales order level is due to fewer industry wide construction starts, primarily in the lodging sector. At September 30, 2003, backlogs in the core product lines are approximately the same as at December 31, 2002. Included in Climate Control's operating results are three start-up product lines and/or services that have adversely affected operating results in recent periods. Although we don't expect these new product lines to reach positive results in 2003, there is the expectation that the results will improve and begin to approach a breakeven towards the end of 2003.

The planned capital expenditures for the remainder of 2003 are approximately $3.1 million. If the Discharge Water permit for the El Dorado Facility is approved, it is currently expected to require capital expenditures of approximately $3 to $4 million, at the El Dorado Facility, over the next 3 years. This assumes that the Discharge Water permit is approved as negotiated, the City of El Dorado, Arkansas (the "City") builds its own discharge pipeline to a nearby river and we are permitted to tie our pipeline into the City's pipeline. Management is continuing to review the design and configurations of treatment and discharge facilities to address the permitting issues.

Also as discussed in "Environmental and Regulatory Compliance", there will be certain expenditures required to bring the sulfuric acid plant's air emissions to lower limits. The design of additional emission controls at this plant is underway. The ultimate cost of any technological changes required cannot presently be determined, but is believed to be no less than approximately $1.5 million. At this point, these projects are not expected to require funding until 2004 and beyond. Capital expenditures are dependent upon an adequate amount of liquidity and/or obtaining acceptable funding.

The resolution of outstanding contingencies, as discussed in "Critical Accounting Policies", could have an impact on our liquidity and future operating results.

Although the volatility of the Chemical Business is such that the forecasted results can fluctuate significantly, our cash flow forecasts indicate that there will be sufficient liquidity to meet our obligations as they come due during 2003. However, actual results may be materially different than our forecasts. Longer-term liquidity is dependent upon new financing on the Chemical plants or facilities or improvement in the general Chemical Business operating environment.

 Item 3. Quantitative and Qualitative Disclosure about Market Risk

 General

 Our results of operations and operating cash flows are impacted by changes in market interest rates and changes in market prices of anhydrous ammonia, natural gas, steel and copper. Our Chemical Business buys substantial quantities of anhydrous ammonia and natural gas as feedstocks and our Climate Control Business buys substantial quantities of steel and copper for use in manufacturing processes generally at market prices. Periodically, our Chemical Business enters into exchange-traded futures for natural gas and our Climate Control Business enters into exchange-traded futures for steel and copper, which contracts are generally accounted for on a mark to market basis. At September 30, 2003, the purchase commitments under these contracts were for 160,000 MMBtu of natural gas at a weighted average cost of $5.11 per

MMBtu through March 2004 and for 750,000 pounds of copper at a weighted average cost of $.77 per pound through December 2003.

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

As of September 30, 2003, our variable-rate and fixed-rate debt, which aggregated $106.4 million, exceeded the debt's fair market value by approximately $19.1 million ($20.5 million at December 31, 2002). The fair value of the Senior Unsecured Notes of one of our subsidiaries was determined based on a market quotation for such securities.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the periodic reports filed by the Company with the Securities and Exchange Commission (the "SEC") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to the Company's management. Based on their most recent evaluation, which was completed as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company's Chief Executive Officer and Chief Financial Officer believe that the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the most recent evaluation.

SPECIAL NOTE REGARDING
FORWARD-LOOKING STATEMENTS

Certain statements contained within this report may be deemed "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements in this report other than statements of historical fact are Forward-Looking Statements that are subject to known and unknown risks, uncertainties and other factors which could cause actual results and performance of the Company to differ materially from such statements. The words "believe", "expect", "anticipate", "intend", "will", and similar expressions identify Forward-Looking Statements. Forward-Looking Statements contained herein relate to, among other things, availability of net operating loss carryovers,
amount to be spent relating to compliance with federal, state and local environmental laws at the El Dorado Facility,
El Dorado Chemical Company or its employees have criminal exposure in the equalization pond matter, the anticipated consent order for Slurry will not have a material adverse effect on the Company, liquidity and availability of funds,
anticipated financial performance,
adequate cash flows to meet our presently anticipated working capital requirements, adequate resources to meet our obligations as they come due, ability to make planned capital improvements,
ability to obtain financing for discharge water disposal project, management does not anticipate that these contingent claims will result in substantial adverse impact on our operating results and/or liquidity, the resolution agreement governing the Discharge Water provides effluent limits that are acceptable to EDC, the amount of additional expenditures required under the resolution agreement,
EDC's inability to comply with the terms of the resolution agreement due to current liquidity and other information, management utilizing the net borrowing availability under the Working Capital Revolver Loan at a relatively high level, the effects of, and what the Company anticipates it can do if, its Working Capital lender decides not to continue to fund the Company's ClimaChem subsidiaries under its Working Capital Revolver Loan, the results of the three start-up product lines and/or services in the Climate Control Business will improve and begin to approach a breakeven towards the end of 2003, a Trigger Event under the Financing Agreement will not occur in 2003, certain changes can be made that will help improve the operating results of the Chemical Business, the only seasonal products of our Chemical Business are fertilizer and related chemical products sold to the agricultural industry, certain projects will not require funding until 2004 and beyond, if we sell the Pryor, Oklahoma chemical plant, the proceeds will be used to reduce debt, management does not anticipate that the Working Capital Revolver lender -54- will invoke the Subjective Acceleration Clause,

the volume of industrial-grade products sold pursuant to long-term cost-plus agreements and nitrogen products sold as fertilizers by El Dorado Chemical and Cherokee Nitrogen will approximate 2002 volume levels, inability to pay dividends for the foreseeable future,
the ultimate cost of any technological changes required under the Air CAO would be no less than $1.5 million, if the long-term financing on certain chemical plants is obtained, the proceeds will be used to pay down the Senior Secured Notes and reduce the Working Capital Revolver debt, and maintain compliance with the covenants of our financing agreement and working capital revolving credit facilities and meet our obligations as they come due.

While we believe the expectations reflected in such Forward-Looking Statements are reasonable, we can give no assurance such expectations will prove to have been correct. There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to, decline in general economic conditions, both domestic and foreign, material reduction in revenues,
material increase in interest rates,
ability to collect in a timely manner a material amount of receivables, increased competitive pressures,
changes in federal, state and local laws and regulations, especially environmental regulations, or in interpretation of such, pending, additional releases (particularly air emissions) into the environment, material increases in equipment, maintenance, operating or labor costs not presently anticipated, the requirement to use internally generated funds for purposes not presently anticipated, the cost for the purchase of anhydrous ammonia and natural gas, changes in competition,
the loss of any significant customer,
changes in operating strategy or development plans,
inability to fund the working capital and expansion of our businesses, adverse results in any of our pending litigation,
inability to have the permit governing the Discharge Water issued to conform with the resolution agreement, the inability to secure additional financing for planned capital expenditures,

inability to obtain a replacement for its current working capital line if its working capital lender terminates the Company's ability to borrow additional funds and effectively accelerates its Working Capital Revolver Loan, inability to obtain necessary raw materials and
other factors described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in this report.

Given these uncertainties, all parties are cautioned not to place undue reliance on such Forward-Looking Statements. We disclaim any obligation to update any such factors or to publicly announce the results of any revisions to any of the Forward-Looking Statements contained herein to reflect future events or developments.

Independent Accountants' Review Report

The Board of Directors
LSB Industries, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of LSB Industries, Inc. as of September 30, 2003, and the related condensed consolidated statements of operations for the nine-month and three-month periods ended September 30, 2003 and 2002 and cash flows for the nine-month periods ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

                                                                                        ERNST & YOUNG LLP
Oklahoma City, Oklahoma
November 4, 2003

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

 There are no material legal proceedings pending against the Company and/or its subsidiaries not previously reported in Item 3 of the Company's 10-K for the year ended December 31, 2002, or Item 1 of Part II of the Company's 10-Q for the quarters ended June 30, 2003 and March 31, 2003, except as follows:

The Chemical Business and its ammonia supplier have agreed in principal to settle their dispute under the existing ammonia supply agreement by entering into a new supply agreement. Under the agreement in principal the parties are to enter into a new definitive supply agreement in which the supplier would sell to the Chemical Business' El Dorado Facility all of its requirements for a one year period beginning January 1, 2004, at negotiated prices per short ton, and upon execution of the new definitive agreement the existing agreement will terminate and each party will release the other for claims under the existing agreement. Finalization of this dispute is subject to the parties finalizing the amount of the credit line and payment terms to be provided the Chemical Business and entering into a definitive agreement.

 Item 2. Changes in Securities

 Not applicable

Item 3. Defaults upon Senior Securities

 (b) Although dividends on our Series 2 Preferred are payable if and when declared by the Board of Directors, the terms of the Series 2 Preferred provide that dividends are cumulative. Our Board of Directors have not declared and paid dividends on our outstanding Series 2 Preferred since June 1999. The amount of the total arrearage of unpaid dividends on the outstanding Series 2 Preferred is $8.6 million as of September 30, 2003. In addition, we have decided to recommend our Board of Directors not declare the December 15, 2003 dividend payment on our outstanding Series 2 Preferred. If the December 15 dividend on the Series 2 Preferred is not paid, the amount of the total arrearage of unpaid dividends payable on the outstanding Series 2 Preferred will be $9.1 million.

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

Also our Board of Directors did not declare and pay the January 1 regular dividend on our Series B 12% Convertible, Cumulative Preferred Stock ("Series B") since 1999. Dividends in arrears at September 30, 2003, related to the Series B was $.9 million.

In addition, dividends in arrears related to our Series D 6% Cumulative, Convertible Class C Preferred Stock was $.1 million as of September 30, 2003.

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

Item 5. Other Information

 During October 2003, the Company submitted its application to the American Stock Exchange ("AMEX") to list its common stock for trading on the AMEX. The AMEX is currently considering the Company's application.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits The Company has included the following exhibits in this report:

15.1	Letter Re: Unaudited Interim Financial Information.
-58-
31.1	Certification of Jack E. Golsen, Chief Executive Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 302.

31.2	Certification of Tony M. Shelby, Chief Financial Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 302.

32.1	Certification of Jack E. Golsen, Chief Executive Officer, furnished pursuant to Sarbanes-Oxley Act of 2002, Section 906.

32.2	Certification of Tony M. Shelby, Chief Financial Officer, furnished pursuant to Sarbanes-Oxley Act of 2002, Section 906.

(b)	Reports on Form 8-K We filed the following reports on Form 8-K during the quarter ended September 30, 2003:

(i)	Form 8-K dated August 11, 2003. The item reported was Item 12, "Results of Operations and Financial Condition", discussing the issuance of our earnings release for the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly authorized, to sign this report on its behalf on this 7th day of November 2003.
LSB INDUSTRIES, INC.
By: /s/ Tony M. Shelby
Tony M. Shelby Executive Vice President of Finance (Chief Financial Officer)
By: /s/ Jim D. Jones
Jim D. Jones Senior Vice President, Controller and Treasurer (Principal Accounting Officer)