Form 10-K
period 2003-12-31
LSB INDUSTRIES INC
filed 2004-04-07
CIK 60714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2003
or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 1-7677

 LSB INDUSTRIES, INC.

 (Exact Name of Registrant as Specified in its Charter)

Delaware ---------------------	73-1015226 --------------------
(State of Incorporation)	(I.R.S. Employer Identification No.)
16 South Pennsylvania Avenue Oklahoma City, Oklahoma ------------------------------------	73107 --------------------
(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number, Including Area Code: (405) 235-4546

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class ------------------------------	Name of Each Exchange On Which Registered -------------------------------------
Common Stock, Par Value $.10	American Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: Preferred Share Purchase Rights and $3.25 convertible Exchangeable Class C Preferred Stock, Series 2

(Facing Sheet Continued)

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

The aggregate market value of the Registrant's voting common equity held by non-affiliates of the Registrant, computed by reference to the price at which the voting common stock was last sold as of June 30, 2003, was approximately $28.4 million. For purposes of this computation, shares of the Registrant's common stock beneficially owned by each officer and director and Jayhawk Capital Management, L.L.C. and its affiliates are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors and such other beneficial owners of our common stock are, in fact, affiliates of the Registrant. In addition, this computation does not include the 1,092 shares of voting Convertible Non-Cumulative Preferred Stock (the "Non-Cumulative Preferred Stock") held by non-affiliates of the Company. An active trading market does not exist for the shares of Non-Cumulative Preferred Stock.

As of April 2, 2004, the Registrant had 12,747,504 shares of common stock outstanding (excluding 3,275,901 shares of common stock held as treasury stock).

FORM 10-K OF LSB INDUSTRIES, INC.

TABLE OF CONTENTS

PART I

ITEM 1. BUSINESS

General

LSB Industries, Inc. (the "Company", "We", "Us", or "Our") was formed in 1968 as an Oklahoma corporation, and in 1977 became a Delaware corporation. We are a diversified holding company which engages, through our subsidiaries, in:

  the manufacturing and selling of a broad range of hydronic fan coils and water source heat pumps as well as other products including large custom air handlers used in commercial and residential air conditioning systems (the "Climate Control Business") and the manufacturing and selling of chemical products for the agricultural, mining and varied industrial markets (the "Chemical Business").

Certain statements contained in this Part I may be deemed to be forward-looking statements. See "Special Note Regarding Forward-Looking Statements."

Our Chemical Business continues to develop long-term cost plus contracts with our customers, which enable us to lock in gross margins and alleviate swings in raw material costs inherent in our spot market business. Currently we generate approximately 62% of our net sales in this business from long-term cost plus contracts. In addition, our Climate Control Business continues to establish leadership positions in niche markets by offering extensive product lines, custom tailored products and proprietary new technologies. Under this focused strategy, we have developed an extensive line of hydronic fan coils and water source heat pumps. We have developed flexible production to allow us to custom design units for the growing retrofit and replacement markets. Products developed by our Climate Control Business include large custom air handlers, modular chillers and ultraviolet light units for bacteria removal. Our Climate Control Business has developed the use of geothermal water source heat pumps in residential and commercial applications. We believe that an aging installed base of residential HVAC systems, coupled with relatively short payback periods of geothermal systems, will continue to increase demand for our geothermal products in the residential replacement market.

Our Chemical Business focuses on specific geographic areas to develop freight and distribution advantages and establish a leading regional presence, provide value-added services as a means of building customer loyalty, and expand and modify the product mix towards higher margin products. In the agricultural products market, we believe we have developed geographic advantages in the Texas, Oklahoma, Missouri, Alabama and Tennessee markets by establishing an extensive network of wholesale and retail distribution centers for nitrogen-based fertilizer tailored for regional farming practices and by providing value-added services.

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

Segment information and Foreign and Domestic Operations and Export Sales

Schedules of the amounts of net sales, gross profit, operating profit, and identifiable assets attributable to each of our lines of business and of the amount of our export sales in the aggregate and by major geographic area for each of the last three years appear in Note 18 of the Notes to Consolidated Financial Statements included elsewhere in this report.

All discussions below relate to our continuing operations and accordingly exclude the discontinued operations sold in 2002. See Note 17 of the Notes to the Consolidated Financial Statements.

Climate Control Business

General

Our Climate Control Business manufactures and sells a broad range of standard and custom designed hydronic fan coils and water source heat pumps as well as other niche products for use in commercial and residential heating ventilation and air conditioning ("HVAC") systems. The construction of commercial, institutional and residential buildings including single family homes, the renovation of existing buildings and the replacement of existing systems drive the demand for our Climate Control Business' products. Our Climate Control Business' commercial products are used in a wide variety of buildings, such as: hotels, motels, office buildings, schools, universities, apartments, condominiums, hospitals, nursing homes, extended care facilities, industrial and high tech manufacturing facilities, food and chemical processing facilities, and pharmaceutical manufacturing facilities. We target many of our products to meet increasingly stringent indoor air quality and energy efficiency standards.

The following table summarizes net sales information relating to our products of the Climate Control Business:
2003	2002	2001

Percentage of net sales of the Climate Control Business:
Hydronic fan coils	40%	44%	44%
Water source heat pumps	51%	45%	44%
Other HVAC products	9%	11%	12%
	100%	100%	100%
Percentage of consolidated net sales:
Hydronic fan coils	15%	20%	20%
Water source heat pumps	19%	20%	19%
Other HVAC products	4%	5%	5%
	38%	45%	44%

Hydronic Fan Coils

As a leading provider of hydronic fan coils, our Climate Control Business targets the commercial and institutional markets. Hydronic fan coils use heated or chilled water, provided by a centralized chiller or boiler through a water pipe system, to condition the air and allow individual room control. Hydronic fan coil systems are quieter and have longer lives and lower maintenance costs than other comparable systems used where individual room control is required. Important components of our strategy for competing in the commercial and institutional renovation and replacement markets include the breadth of our product line coupled with customization capability provided by a flexible manufacturing process. The lodging industry is a significant user of hydronic fan coils. During 2003 and 2002, a decline of major lodging construction projects in several key geographic markets had an impact on our hydronic fan coil operations. We do not believe this is a long-term trend and, going forward, we expect this specific market to return to historical levels.

 Water Source Heat Pumps

We are a leading provider of water source heat pumps to the commercial construction and renovation markets in the United States. These highly efficient heating and cooling products enable individual room climate control through the transfer of heat through a water pipe system which is connected to a centralized cooling tower or heat injector. Water source heat pumps enjoy a broad range of commercial applications, particularly in medium to large sized buildings with many small, individually controlled spaces. We believe the market for commercial water source heat pumps will continue to grow due to the relative efficiency and long life of such systems as compared to other air conditioning and heating systems, as well as to the emergence of the replacement market for those systems.

Our Climate Control Business has also developed the use of geothermal water source heat pumps in residential and commercial applications. Geothermal systems, which circulate water and antifreeze through an underground heat exchanger, are among the most energy efficient systems available. We believe the longer life, lower cost to operate, and relatively short payback periods of geothermal systems, as compared with air-to-air systems, will continue to increase demand for our geothermal products. We specifically target new residential construction of moderate and high end single family homes.

Hydronic Fan Coil and Water Source Heat Pump Market

We estimate the annual United States market for hydronic fan coils and water source heat pumps to be in excess of $280 million. Levels of repair, replacement, and new construction activity generally drive demand in these markets. In aggregate, the United States market for fan coils and water source heat pump products has returned to the level experienced five years ago with a slight decline in the total market in each of the last four years. The primary reason for this activity is the slowdown in construction and refurbishment related to the hospitality and lodging industry and has been attributed to the events of September 11, 2001 and world unrest.

Production and Backlog

Most of our Climate Control Business production occurs on a specific order basis. We manufacture the units in many sizes and configurations, as required by the purchaser, to fit the space and capacity requirements of hotels, motels, schools, hospitals, apartment buildings, office buildings and other commercial or residential structures. As of December 31, 2003 and 2002, the backlog of confirmed orders for our Climate Control Business was approximately $22.8 million and $25.1 million, respectively. This reduction is attributable to a lower backlog in hydronic fan coils due to the decline in major lodging construction projects and manufacturing efficiencies which reduced customer order lead times. The balance of the business experienced an increase in the levels of backlog between 2002 and 2003. Past experience indicates that customers generally do not cancel orders after we receive them. As of the date of this report, our Climate Control Business had released the majority of the December 31, 2003 backlog to production. All of the December 31, 2003 backlog is expected to be filled during 2004.

Marketing and Distribution

Distribution

 Our Climate Control Business sells its products to mechanical contractors, original equipment manufacturers and distributors. Our sales to mechanical contractors primarily occur through independent manufacturers' representatives, who also represent complementary product lines not manufactured by us. Original equipment manufacturers generally consist of other air conditioning and heating equipment manufacturers who resell under their own brand name the products purchased from our Climate Control Business in competition with us. For each of the years 2003, 2002 and 2001, sales to original equipment manufacturers accounted for approximately 23%, 22% and 22%, respectively, of the net sales of our Climate Control Business and approximately 8%, 10% and 9%, respectively, of our consolidated net sales.

Market

Our Climate Control Business depends primarily on the commercial construction industry, including new construction and the remodeling and renovation of older buildings, and on the residential construction industry for both new and replacement markets relating to their geothermal products.

Raw Materials

Numerous domestic and foreign sources exist for the materials used by our Climate Control Business, which materials include compressors, steel, electric motors, valves and copper. Periodically, our Climate Control Business enters into fixed-price copper and steel contracts. We expect to obtain our requirements for steel in 2004, however, the current industry-wide shortage of steel could result in increased costs to obtain our complete requirements. We believe the majority of cost increases, if any, will be passed to our customers in the form of higher prices and while we believe we will have sufficient materials, a shortage of steel could impact production of Climate Control products. We do not expect to have any difficulties in obtaining any other necessary materials for our Climate Control Business.

Competition

Our Climate Control Business competes primarily with five companies, some of whom are also our customers. Some of our competitors have greater financial and other resources than we do. Our Climate Control Business manufactures a broader line of fan coil and water source heat pump products than any other manufacturer in the United States, and we believe that we are competitive as to price, service, warranty and product performance.

Chemical Business

General

Our Chemical Business manufactures three principal product lines that are derived from natural gas, anhydrous ammonia, and sulfur:

  fertilizer grade ammonium nitrate and urea ammonium nitrate ("UAN") for the agricultural industry, industrial grade ammonium nitrate and solutions for the mining industry and concentrated, blended and regular nitric acid, metallurgical grade anhydrous ammonia and sulfuric acid for industrial applications.

Our Chemical Business' principal manufacturing facilities are located in El Dorado, Arkansas ("El Dorado Facility"), Cherokee, Alabama, ("Cherokee Facility") and Baytown, Texas ("Baytown Facility"). We also operate an acids blending facility in Wilmington, North Carolina.

The following table summarizes net sales information relating to our products of the Chemical Business:
2003	2002	2001
Percentage of net sales of the Chemical Business:
Agricultural products	40%	38%	36%
Mining products	27%	25%	32%
Industrial acids	33%	37%	32%
	100%	100%	100%
Percentage of consolidated net sales:
Agricultural products	25%	20%	19%
Mining products	16%	13%	18%
Industrial acids	20%	20%	17%
	61%	53%	54%

Agricultural Products

Our Chemical Business produces agricultural grade ammonium nitrate, a nitrogen-based fertilizer, at the El Dorado Facility and the Cherokee Facility and also produces anhydrous ammonia, UAN and urea at the Cherokee Facility. Ammonium nitrate and UAN are two of several forms of nitrogen-based fertilizers which are derived from anhydrous ammonia. Although, to some extent, the various forms of nitrogen-based fertilizers are interchangeable, each has its own characteristics which produce agronomic preferences among end users. Farmers decide which type of nitrogen-based fertilizer to apply based on the crop planted, soil and weather conditions, regional farming practices and relative nitrogen fertilizer prices. We sell these agricultural products to farmers, fertilizer dealers and distributors located primarily in the South Central and Southeastern United States.

 Our Chemical Business' agricultural markets are in relatively close proximity to our El Dorado, Arkansas and Cherokee, Alabama facilities and include a high concentration of pastureland and row crops which favor our products. We develop our market position in these areas by emphasizing high quality products, customer service and technical advice. Using a proprietary prilling process, our El Dorado Facility produces a high performance ammonium nitrate fertilizer that, because of its uniform size, is easier to apply than many competing nitrogen-based fertilizer products. We believe that our "E-2" brand ammonium nitrate fertilizer is recognized as a premium product within our primary market. In addition, our El Dorado Facility establishes long-term relationships with end-users through its network of 20 wholesale and retail distribution centers and our Cherokee Facility sells directly to agricultural co-op customers.

Mining Products

Our Chemical Business manufactures industrial grade ammonium nitrate and 83% ammonium nitrate solution for the mining industry. One of our subsidiaries, El Dorado Chemical Company ("EDC"), is a party to a long-term cost-plus supply agreement. Under this supply agreement, EDC will supply this customer with approximately 190,000 tons of industrial grade ammonium nitrate per year for a term through at least December 2006, with provisions for renewal thereafter.

In addition, another subsidiary is party to a long-term cost-plus supply agreement under which it will supply this customer its requirements of 83% ammonium nitrate solution for a term through September 2006.

Industrial Acids

Our Chemical Business manufactures and sells industrial acids, primarily to the polyurethane, paper, chemical and electronics industries. We are a major supplier of concentrated nitric acid, a special grade of nitric acid used in the manufacture of fibers, herbicides, explosives, and other chemical products. In addition, we produce and sell blended and regular nitric acid, metallurgical grade ammonia and sulfuric acid. We compete on the basis of price and service, including on-time reliability and distribution capabilities. We provide inventory management as part of the value-added services offered to our customers.

The Baytown Facility is one of the two largest single train nitric acid manufacturing units in the United States, with name plate capacity of 443,000 short tons per year. Subsidiaries within our Chemical Business entered into a series of agreements with Bayer Corporation ("Bayer") (collectively, the "Bayer Agreement"). Under the Bayer Agreement, El Dorado Nitric Company ("EDNC") operates the Baytown Facility at Bayer's Baytown, Texas operation. Under the terms of the Bayer Agreement, Bayer will purchase from EDNC all of its requirements for nitric acid at its Baytown operation for a term through at least May 2009. EDNC purchases from Bayer certain of its requirements for materials, utilities and services for the manufacture of nitric acid. Upon expiration of the initial ten-year term, the Bayer Agreement may be renewed for up to six renewal terms of five years each; however, prior to each renewal period, either party to the Bayer Agreement may opt against renewal.

Major Customers

For each of the years 2003, 2002 and 2001, net sales to one customer, Bayer, of our Chemical Business segment represented approximately 19%, 21% and 19% of the respective net sales of our Chemical Business and approximately 12%, 11%, and 10% of our consolidated net sales for each respective year.

Net sales to another customer, Orica USA, Inc., of our Chemical Business segment represented approximately 18%, 16%, and 4% of the net sales of our Chemical Business and approximately 11%, 8%, and 2% of our consolidated net sales for 2003, 2002 and 2001, respectively.

Raw Materials

Anhydrous ammonia and natural gas represent the primary components in the production of most of the products of our Chemical Business. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

In January 2004, EDC reached an agreement with its supplier of anhydrous ammonia whereby the former long-term purchase commitment was terminated and replaced by a new agreement. Under the new agreement, EDC will purchase 100% of its requirements of purchased ammonia pursuant to a formula-based market price plus transportation to the manufacturing facility in El Dorado, Arkansas through December 2004. We believe that we could obtain anhydrous ammonia from other sources in the event of a termination or interruption of service under the above-referenced contract. Our Chemical Business natural gas feedstock requirements are generally purchased at spot market price for delivery at our Cherokee Facility. Periodically, our Chemical Business enters into fixed-price natural gas contracts.

Seasonality

We believe that the only seasonal products of our Chemical Business are fertilizer and related chemical products sold to the agricultural industry. The selling seasons for those products are primarily during the spring and fall planting seasons, which typically extend from March through June and from September through November in the geographical markets in which the majority of our agricultural products are distributed. As a result, our Chemical Business increases its inventory of ammonium nitrate and UAN prior to the beginning of each planting season. In addition, the amount and timing of sales to the agricultural markets depend upon weather conditions and other circumstances beyond our control.

Regulatory Matters

Our Chemical Business is subject to extensive federal, state and local environmental laws, rules and regulations. See "Environmental Matters" and "Legal Proceedings".

Competition

Our Chemical Business competes with other chemical companies in our markets, many of whom have greater financial and other resources than the Company. We believe that competition within the markets served by our Chemical Business is primarily based upon price, location of production and distribution sites, service and product performance.

Employees

As of December 31, 2003, we employed 1,238 persons. As of that date, our Climate Control Business employed 821 persons, none of whom are represented by a union, and our Chemical Business employed 357 persons, with 132 represented by unions under agreements expiring in July and October of 2004.

Environmental Matters

Our operations are subject to numerous environmental laws ("Environmental Laws") and to other federal, state and local laws regarding health and safety matters ("Health Laws"). In particular, the manufacture and distribution of chemical products are activities which entail environmental risks and impose obligations under the Environmental Laws and the Health Laws, many of which provide for substantial fines and criminal sanctions for violations. There can be no assurance that material costs or liabilities will not be incurred by us in complying with such laws or in paying fines or penalties for violation of such laws. The Environmental Laws and Health Laws and enforcement policies thereunder relating to our Chemical Business have in the past resulted, and could in the future result, in penalties, cleanup costs, or other liabilities relating to the handling, manufacture, use, emission, discharge or disposal of pollutants or other substances at or from our facilities or the use or disposal of certain of its chemical products. Historically, significant expenditures have been incurred by our subsidiary, El Dorado Chemical Company ("EDC") at its El Dorado, Arkansas plant (the "El Dorado Facility") in order to comply with the Environmental Laws and Health Laws. Our Chemical Business could be required to make significant additional site or operational modifications at this or other facilities involving substantial expenditures. In addition, if we should decide to no longer operate the El Dorado Facility and if such facility is retired, we may be required to continue to operate equipment relating to discharge water, the cost and timing of which is presently unknown.

Water Matters

Discharge Water Issues

The Chemical Business' El Dorado Facility generates process water discharge consisting of cooling tower and boiler blowdown streams, contact storm water (rainfall inside the plant area which picks up impurities, primarily nitrogen), and miscellaneous spills and leaks from process equipment ("Discharge Water"). The Discharge Water at the El Dorado Facility is governed by a state of Arkansas permit renewed every five years. The current permit expired in 1995, and the state of Arkansas and EDC have been negotiating since early 1997 on the issuance of a new permit. EDC and the state of Arkansas agreed to a formal Consent Administrative Order ("CAO") in September, 1998, which CAO contained certain deadlines for the completion of activities at the El Dorado Facility pending issuance of a new permit. In June 2002, a formal amendment to the CAO became effective, which extended the compliance date until three years after the effective date of the renewal permit. The renewal permit was issued by the state of Arkansas containing effluent limits that EDC believed were inappropriately stringent and which EDC believed it could not meet. That permit was appealed by EDC. The appeal has been resolved by the parties entering into a settlement agreement that provides for effluent limits which EDC believes are acceptable. The settlement agreement has become final. The Arkansas Department of Environmental Quality ("ADEQ") has issued a revised draft of an National Pollutant Discharge Elimination System ("NPDES") water discharge permit pursuant to the terms of the settlement agreement.

In January 2004, an adjoining landowner of the El Dorado Facility, who is also the plaintiff in a lawsuit against EDC (See below "Property Damage Lawsuit"), filed comments on the draft permit requesting effluent limits and conditions more restrictive than those provided in the settlement agreement and draft permit. The El Dorado Facility has submitted a response to the comments asserting, among other things, that the landowner lacks standing to raise issues that were resolved in a prior administrative proceeding. ADEQ has indicated to counsel for EDC that it agrees with the position asserted by the El Dorado Facility, although there is no assurance that the ADEQ will rule in accordance with such indication.

We believe that the revised NPDES permit issued in conformity with the settlement agreement will require additional expenditures, estimated to be approximately $3 to $4 million, which would be expended over the next three years. This estimate assumes that the City of El Dorado, Arkansas (the "City") builds its own discharge pipeline to a nearby river and we are permitted to tie our pipeline into the City's pipeline. We do not have any reliable estimates of the cost of an alternative solution in the event that the pipeline is not ultimately built by the City. The CAO included a $183,700 penalty which has been satisfied, either through waste minimization activities or payments.

In addition, the CAO recognizes the presence of nitrate contamination in the shallow groundwater at the El Dorado Facility. A new CAO will be executed to address the shallow groundwater contamination, which will include an evaluation of the current conditions and remediation based upon a risk assessment. The final remedy for shallow groundwater contamination, should any remediation be required, will be selected pursuant to the new CAO and based upon the risk assessment. There are no known users of this shallow groundwater in the area, and preliminary risk assessments have not identified any public health risk that would require additional remediation. No reserve has been established because the extent of the remediation effort, if any, is not presently known nor estimable.

Drainage of Pond at El Dorado Facility and Investigation

In response to a maintenance emergency and to prevent an uncontrolled release, the equalization pond located at the El Dorado Facility was drained to accommodate repairs to an underground discharge pipe in September 2001. Although, no adverse environmental conditions were noted at the time of the discharge, the sustained discharge was out of compliance with the mass effluent limits contained in the facility's permit. EDC's environmental compliance manager determined that proper procedure would be to notify the state of Arkansas in the month end report. The state disagreed and took the position that they should have been notified immediately. EDC and the state of Arkansas have agreed to a Consent Administrative Order to settle any civil penalty claims relating to this discharge event whereby EDC paid a $50,000 civil penalty and has funded $50,000 on supplemental environmental projects.

In January 2002, the U.S. Attorney for the Western District of Arkansas opened an investigation as a result of the drainage of the pond. EDC and two EDC employees received letters during April, 2002, from the United States Attorney's office in Fort Smith, Arkansas ("AUSA") indicating that a criminal charge could be brought against EDC and the two employees as a result of the draining of the equalization pond. EDC denies that it violated any criminal laws, and contends that the discharge event giving rise to the exceedance under its NPDES permit was accidental and impossible to prevent. Although counsel for EDC in this matter has advised that in their opinion it is likely that the matter will be resolved on favorable terms to EDC, there are no assurances that this will occur and it is not possible to estimate the range of potential loss upon resolution of this matter.

 Air Matters

 In March 2002, EDC received a letter from the state of Arkansas as to several alleged violations of the El Dorado Facility air permit. EDC and the ADEQ have entered into a consent administrative order ("Air CAO") to resolve the above alleged violations. The Air CAO provides for a civil penalty of approximately $10,000, and requires EDC to establish a system to monitor air quality at the perimeter of the El Dorado Facility and to submit revised testing protocols for demonstrating compliance at the various emission sources. The Air CAO also requires EDC to install within 90 days of its effective date a continuous air monitoring system, which is estimated to cost not less than $90,000. The Air CAO has been published for public comment and is anticipated to be effective in the near term.

As part of the state's investigation of an application filed by EDC for a permit modification relating to the sulfuric acid plant, the state initiated an inquiry regarding historical equipment upgrades and repairs at the sulfuric acid plant, and whether any of those modifications should have been reviewed under the regulations. The state and EDC have entered into negotiations in an attempt to compromise and resolve a potential dispute as to what regulations should apply to the sulfuric acid plant. These negotiations have resulted in an Air CAO that resolves any possible regulatory violations associated with the sulfuric acid plant through the implementation of additional emission controls at that plant. The ultimate cost of any technology changes required cannot presently be determined, but is believed to cost between $1.5 million to $3 million. The implementation of the technological change, and related expenditures will be made during the next 3 to 6 years.

 Other Environmental Matter

Slurry Explosive Corporation

 In April 2002, Slurry Explosive Corporation ("Slurry") entered into a Consent Administrative Order ("Slurry Consent Order") with the state of Kansas, regarding Slurry's Hallowell, Kansas manufacturing facility ("Hallowell Facility"). The Slurry Consent Order addresses the release of contaminants from the facility into the soils and groundwater and surface water in the strip-pits adjacent to the Hallowell Facility. There are no known users of the groundwater in the area. The adjacent strip pit is used for fishing. Under the terms of the Slurry Consent Order, Slurry is required to, among other things, submit an environmental assessment work plan to the state of Kansas for review and approval, and agree with the state as to any required corrective actions to be performed at the Hallowell Facility.

In connection with the sale of substantially all of the operating assets of Slurry and Universal Tech Corporation ("UTeC"), subsidiaries of the Company, in December 2002, UTeC leased the Hallowell Facility to the buyer under a triple net long-term lease agreement. However, Slurry retained the obligation to be responsible for, and perform the activities under, the Slurry Consent Order.

In addition, certain subsidiaries of the Company agreed to indemnify the buyer of such assets for these environmental matters. Slurry has placed the prior owners of the Hallowell Facility on notice of their responsibility for contribution towards the costs to investigate and remediate this site. Representatives of a prior owner have recently agreed to pay for one-half of the costs of the investigation on an interim, non-binding basis. At December 31, 2003, a reserve of $168,000 has been established for the Company's share of the estimated investigation and remediation costs. However, these estimates may be revised in the near term based on the results of our investigation and remediation.

Grand Jury Subpoenas - Slurry - Hallowell Facility

In 2002, Slurry and the Company received grand jury subpoenas requesting business records of Slurry. The Company and Slurry have complied with these subpoenas. This grand jury investigation appears to be related to Slurry's alleged violations of explosive storage and related regulations, which resulted in the revocation by the Bureau of Alcohol, Tobacco and Firearms of Slurry's license to manufacture explosives at the Hallowell Facility.

Property Damage Lawsuit

In January 2003, the owners of 283 acres of property adjacent to the El Dorado Facility filed suit against EDC alleging property damage and punitive damages. The lawsuit is pending in the United States District Court, Western District of Arkansas, El Dorado Division. The El Dorado Facility utilizes a discharge water treatment system which discharges into a creek which passes through the plaintiffs' property pursuant to a permit issued by the state of Arkansas. The plaintiffs contend that these permitted discharges into the creek are an unauthorized trespass, have damaged their property, have resulted in fish kills in the creek, and that leakage from EDC's two holding ponds has contaminated the shallow groundwater on the plaintiffs' property.

Plaintiffs are pursuing claims under theories of negligence, trespass and nuisance, and are claiming actual and punitive damages as well as injunctive relief. The plaintiffs are alleging that their property has diminished in value by $275,000 as a result of EDC's discharges.

EDC's Discharge Water contains elevated levels of ammonia and nitrogen. However, monitoring wells around its treatment ponds indicate little, if any, impact on the shallow groundwater. We have put our insurance carrier on notice of this claim. Under the policy, we have a $500,000 deductible. No reserve has been established in connection with this matter.

 ITEM 2. PROPERTIES

Climate Control Business

Our Climate Control Business conducts its fan coil manufacturing operations in a facility located in Oklahoma City, Oklahoma, consisting of approximately 265,000 square feet. We own this facility subject to a mortgage. As of December 31, 2003, our Climate Control Business was using 79% of the productive capacity, based on one eight-hour shift per day and a five-day week.

Our Climate Control Business manufactures most of its heat pump products in a 270,000 square foot facility ("Building") in Oklahoma City, Oklahoma. We lease the Building, with an option to buy, through May 2016, with options to renew for three additional five-year periods. As of December 31, 2003, 76% of the productive capacity of this manufacturing operation was being utilized, based on two ten-hour shifts per day and a four-day week in one department and one ten-hour shift per day and a four-day week in all other departments.

All of the properties utilized by our Climate Control Business are considered by our management to be suitable and adequate to meet the current needs of that business.

Chemical Business

Our Chemical Business primarily conducts manufacturing operations (a) on 150 acres of a 1,400 acre tract of land located at the El Dorado Facility, (b) on 120 acres of a 1,300 acre tract of land located at the Cherokee Facility, (c) in a mixed acid plant in Wilmington, North Carolina ("Wilmington Plant"), and (d) in a nitric acid plant at the Baytown Facility. The Company and/or its subsidiaries own all of its manufacturing facilities except the Baytown Facility. The Baytown Facility is being leased pursuant to a long-term lease with an unrelated third party. As discussed in Note 6 of Notes to Consolidated Financial Statements, the El Dorado Facility (excluding the DSN Plant and other exceptions) and the Cherokee Facility are being used to secure loans under a financing agreement. As of December 31, 2003, the El Dorado Facility and Cherokee Facility were utilized at approximately 75% and 49% of capacity, respectively, based on continuous operation.

Our Chemical Business distributes its agricultural products through 20 wholesale and retail distribution centers, with 15 of the centers located in Texas (12 of which we own and 3 of which we lease); 2 centers located in Missouri (1 of which we own and 1 of which we lease); 2 centers located in Tennessee (owned); and 1 center located in Illinois (leased).

All of the properties utilized by our Chemical Business are considered by our management to be suitable and adequate to meet the current needs of that business.

ITEM 3. LEGAL PROCEEDINGS

 1. Environmental and Grand Jury Proceedings. See "Business - Environmental Matters" for a discussion as to:

  consent administrative orders that our Chemical Business has entered into with the states of Arkansas and Kansas relating to various environmental issues, grand jury proceedings involving allegations that the El Dorado Facility violated its water discharge permit and drainage of a pond located at the facility, grand jury subpoenas involving Slurry Hallowell Facility, and lawsuit pending against EDC in the United States District Court, Western District of Arkansas, El Dorado Division, brought by the owners of 283 acres of property adjacent to the El Dorado Facility. The style of the lawsuit is Marty Davis, et al. V. El Dorado Chemical Company.

2. During January 2004, EDC finalized the settlement of its dispute with its ammonia supplier by entering into a new ammonia supply agreement. Under the terms of the new supply agreement, the supplier is to sell to the EDC all of its requirements of ammonia for a one year period beginning January 2004, and each party released the other of any claims that each may have had under the previous supply agreement.

3. A lawsuit was filed in August 2002, against Trison Construction, Inc. ("Trison"), a subsidiary within our Climate Control Business, in the District Court, State of Oklahoma, Pontotoc County, in the case styled Trade Mechanical Contractors, Inc., et al. V. Trison Construction, Inc. In this lawsuit, the plaintiff alleges that Trison breached its contract with the plaintiff by delaying contract performance and refusal of payment, and that the actions by Trison damaged the plaintiff. The plaintiff alleges that Trison owes it approximately $231,000, inclusive of overhead, cost and profit; approximately $94,000 in extended overhead and expenses and lost profits of an unspecified amount. Trison has asserted a counterclaim against the plaintiff for recovery of its costs and attorneys fees associated with the defense of this case and approximately $306,000 in damages due to plaintiff's breach of contract.

4. International Environmental Corporation ("IEC"), a subsidiary within our Climate Control Business, has been sued, together with 18 other defendants and 8 other parties added by the original named defendants, in the case styled Hilton Hotels, et al. V. International Environmental Corporation, et al., pending in the First Circuit Court of Hawaii. The plaintiffs' claims arise out of construction of a hotel in Hawaii. The plaintiffs claim that it was necessary to close the hotel approximately one year after it was opened due to an infestation of mold, requiring the hotel owner to undertake a mold remediation project. The owner of the hotel sued many of the parties involved in the design and construction, or supply of equipment for the hotel, alleging the improper design, construction, installation and/or air conditioning equipment. IEC supplied certain portions of the air conditioning equipment, which the plaintiff alleges was defective. The plaintiff has not specified the amount of damages. The Company has notified its insurance carrier, which is providing a defense under a reservation of rights.

5. During January 2004, EDC was named as a defendant in a lawsuit filed by the trustee for Lodestar Energy, Inc., et al. The litigation is styled William D. Bishop, Chapter 7 Trustee for Lodestar Energy, Inc., et al. V. El Dorado Chemical Company, pending in the U.S. Bankruptcy Court for the Eastern District of Oklahoma. Lodestar is in chapter 7 bankruptcy proceeding. The complaint seeks to recover approximately $1,100,000 for allegedly preferential payments that were made to EDC during the 90 day period preceding the filing of Lodestar's bankruptcy. Although counsel has advised that it is unlikely that a substantial unfavorable outcome will occur, there are no assurances that there will not be an unfavorable outcome in this matter. EDC intends to vigorously defend this matter.

 6. Cherokee Nitrogen, Inc. ("Cherokee"), a subsidiary within our Chemical Business, has been sued for an undisclosed amount of monies based on claims that the subsidiary breached an agreement by overcharging the plaintiff for ammonium nitrate for use by the plaintiff in the manufacture of commercial explosives as a result of inflated prices for natural gas used to manufacture the ammonium nitrate. The suit is pending in Alabama state court and styled Nelson Brothers, LLC v. Cherokee Nitrogen v. Dynegy

Marketing. The subsidiary has filed a third party complaint against Dynegy, Inc. and a subsidiary asserting that Dynegy was the party responsible for fraudulently causing artificial natural gas prices to exist and seeking an undisclosed amount from Dynegy, including any amounts which may be recovered by the plaintiff. Dynegy has filed a counterclaim against the subsidiary for monies allegedly owed on account, which is alleged by Dynegy to be $600,000. Although there is no assurance, counsel for Cherokee has advised the Company that, at this time, they believe that there is a good likelihood that the subsidiary will recover monies from Dynegy over and above any monies which may be recovered by the plaintiff or owed to Dynegy.

7. In February 2000, our Board of Directors authorized management to proceed with the sale of the automotive business, since the automotive business was no longer one of our "core businesses". In May 2000, we sold substantially all of the assets within our automotive business. After the authorization by the board, but prior to the sale, the automotive business purchased the assets and assumed certain liabilities of Zeller Corporation ("Zeller"). The liabilities of Zeller assumed by the automotive business included Zeller's pension plan, which is not a multi-employer pension plan. In June 2003, the principal owner ("Owner") of the buyer of the automotive business was contacted by a representative of the Pension Benefit Guaranty Corporation ("PBGC") regarding the plan. The Owner has been informed by the PBGC of a possible underfunding of the plan and a possible takeover of the plan by the PBGC. The Owner has notified the Company of these events. We have also been contacted by the PBGC and have been advised that the alleged under funding is approximately $600,000. We have been advised by ERISA counsel that based upon, numerous representations made by us and the assumption that the trier of fact determining our obligations with respect to the plan would find that: we disposed, in May 4, 2000, of interest in the automotive business including the Zeller assets and business pursuant to a bona fide purchase agreement under the terms of which the purchaser assumed all obligations with respect to the operation, including funding of the Zeller plan, the purpose of the sale of the automotive business did not include an attempt to evade liability for funding the Zeller plan, at the time we disposed of our interest in the automotive business, the Zeller plan was adequately funded, on an ongoing basis and all required contributions had been made, and the Zeller plan did not terminate at anytime that any member of our controlled group of entities was a contribution sponsor to the Zeller plan, that the possibility of an unfavorable outcome to us in a lawsuit if the PBGC attempts to hold us liable for the underfunding of the Zeller plan is remote.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our shareholders during the fourth quarter of 2003.

PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Since December 15, 2003, our Common Stock has been listed for trading on the American Stock Exchange. Prior to that date, our Common Stock traded on the Over-the-Counter Bulletin Board ("OTC") for the periods indicated below. The following table shows, for the periods indicated, the high and low bid information for our Common Stock which reflects inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.
Fiscal Year Ended
December 31,
2003	2002
Quarter	High	Low	High	Low
First	3.80	2.80	3.40	2.55
Second	5.30	3.70	3.60	3.20
Third	5.15	3.80	3.35	2.26
Fourth	6.45	5.00	2.90	2.35

Stockholders

As of April 2, 2004, we had 824 record holders of our Common Stock.

Dividends

We are a holding company and, accordingly, our ability to pay cash dividends on our Preferred Stock and our Common Stock depends in large part on our ability to obtain funds from our subsidiaries. The ability of ClimaChem (which owns substantially all of the companies comprising the Climate Control Business and Chemical Business) and its wholly-owned subsidiaries to pay dividends and to make distributions to us is restricted by certain covenants contained in the Working Capital Revolver Loan to which they are parties.

Under the terms of the Working Capital Revolver Loan, ClimaChem cannot transfer funds to us in the form of cash dividends or other distributions or advances, except for (a) the amount of income taxes that ClimaChem would be required to pay if they were not consolidated with us and (b) an amount not to exceed fifty percent (50%) of ClimaChem's cumulative net income from January 1, 1998 through the end of the period for which the calculation is made for the purpose of proposing a payment, and (c) the amount of direct and indirect costs and expenses incurred by us on behalf of ClimaChem pursuant to a certain services agreement and a certain management agreement between us and ClimaChem. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations".

 Holders of our Common Stock are entitled to receive dividends only if and when declared by our Board of Directors. No cash dividends may be paid on our Common Stock until all required dividends are paid on the outstanding shares of our Preferred Stock, or declared and amounts set apart for the current period, and, if cumulative, prior periods.

As of December 31, 2003, we have issued and outstanding, 623,550 shares of $3.25 Convertible Exchangeable Class C Preferred Stock, Series 2 ("Series 2 Preferred"), 1,000,000 shares of Series D Cumulative Convertible Class C Preferred Stock ("Series D Preferred"), 1,084 shares of a series of Convertible Non Cumulative Preferred Stock ("Non Cumulative Preferred Stock") and 20,000 shares of Series B 12% Convertible, Cumulative Preferred Stock ("Series B Preferred"). Each share of Preferred Stock is entitled to receive an annual dividend, if and when declared by our Board of Directors, payable as follows: (a) Series 2 Preferred at the annual rate of $3.25 a share payable quarterly in arrears on March 15, June 15, September 15 and December 15, which dividend is cumulative, (b) Series D Preferred at the rate of $.06 a share payable on October 9, which dividend is cumulative but will be paid only after accrued and unpaid dividends are paid on the Series 2 Preferred, (c) Non Cumulative Preferred Stock at the rate of $10.00 a share payable April 1, which are non-cumulative and (d) Series B Preferred at the rate of $12.00 a share payable January 1, which dividend is cumulative.

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

No dividends or other distributions, other than dividends payable in Common Stock, shall be declared or paid, and no purchase, redemption or other acquisition shall be made, by us in connection with any shares of Common Stock until all cumulative and unpaid dividends on the Series 2 Preferred, Series D Preferred and Series B Preferred shall have been paid. As of December 31, 2003, the aggregate amount of unpaid dividends in arrears on our Series 2 Preferred, Series D Preferred and Series B Preferred totaled approximately $9.1 million, $.1 million and $1 million, respectively. We do not anticipate having funds available to pay dividends on our stock (Common or Preferred) for the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

Years ended December 31,
2003	2002	2001	2000	1999
(Dollars in Thousands, except per share data)
Selected Statement of Operations Data:
Net sales (1) (2)		$317,263		$283,811		$314,942		$272,668	$237,369
Interest expense (1) (4)		$5,559		$7,590		$13,338		$14,707	$14,497
Income (loss) from continuing operations before cumulative effect of accounting change (1) (3)		$3,111		$2,700		$7,330		$7,969	$(32,863)
Net income (loss)		$3,111		$99		$8,557		$6,195	$(49,767)
Net income (loss) applicable to common stock		$784		$(2,228)		$6,290		$3,424	$(52,995)
Income (loss) per common share applicable to common stock:
Basic:
Income (loss) from continuing operations before cumulative effect of accounting change	$	..06	$	..03	$	..43	$	..44	$(3.05)
Income (loss) from discontinued operations, net		$-		$(.29)	$	..10		$(.15)	$(1.43)
Net income (loss)		$.06		$(.19)		$.53		$.29	$(4.48)
Diluted:
Income (loss) from continuing operations before cumulative effect of accounting change	$	..05	$	..03	$	..41	$	..43	$(3.05)
Income (loss) from discontinued operations, net		$-		$(.29)		$.09		$(.14)	$(1.43)
Net income (loss)		$.05		$(.19)		$.50		$.29	$(4.48)

  Amounts are shown excluding balances related to businesses disposed.

  Net sales for 2003, 2002, 2001 and 2000 include $45.5 million, $33.4 million, $35.9 million and $7.1 million, respectively, associated with a subsidiary's operation of the Cherokee Facility acquired in October 2000.

  Income (loss) from continuing operations before cumulative effect of accounting change includes gains on sales of property and equipment of $6.6 million for 2001 and gains on extinguishment of debt of $1.5 million, $2.6 million and $20.1 million for 2002, 2001 and 2000 respectively.

  In the second quarter of 2002, the repurchase of Senior Unsecured Notes using proceeds from a Financing Agreement was accounted for as a voluntary debt restructuring. As a result, all interest payments associated with the Financing Agreement debt since that date have been recognized against the unrecognized gain on the transaction.

ITEM 6. SELECTED FINANCIAL DATA (CONTINUED)

Years ended December 31,
2003	2002	2001	2000	1999
(Dollars in thousands, except per share data)
Selected Balance Sheet Data:
Total assets (1)	$158,294	$162,782	$179,838	$193,989	$189,278
Redeemable preferred stock	$103	$111	$123	$139	$139
Long-term debt, including current portion (2)	$103,275	$113,361	$131,620	$134,980	$157,077
Stockholders' equity (deficit)	$5,681	$503	$(1,962)	$(9,442)	$(14,173)
Selected other data:
Cash dividends declared per common share	$-	$-	$-	$-	$-

(1) Certain reclassifications have been made in our consolidated balance sheets for previous years to conform to our consolidated balance sheet presentation for December 31, 2003.

(2)Amounts are shown excluding balances related to businesses disposed of.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with a review of our December 31, 2003 Consolidated Financial Statements, Item 6 "Selected Financial Data" and Item 1 "Business" included elsewhere in this report.

Certain statements contained in this "Management's Discussion and Analysis of Financial Conditions and Results of Operations" may be deemed to be forward-looking statements. See "Special Note Regarding Forward-Looking Statements."

All discussions below relate to our continuing operations and accordingly exclude the discontinued operations sold in 2002. See Note 17 of Notes to the Consolidated Financial Statements.

 Overview

General

 We are a diversified holding company and, as a result, depend on credit agreements and our ability to obtain funds from our subsidiaries in order to pay our obligations. Our wholly-owned subsidiary, ClimaChem, through its subsidiaries, owns substantially all of our core businesses consisting of the Climate Control and Chemical Businesses. Historically, ClimaChem's primary cash needs have been for operating expenses, working capital and capital expenditures. ClimaChem and its subsidiaries depend on credit agreements, internally generated cash flows, and secured equipment financing in order to fund operations and pay obligations.

ClimaChem is restricted as to the funds that it may transfer to us, the non-ClimaChem companies and certain ClimaChem companies under its Financing Agreement and Working Capital Revolver Loan.

The Climate Control Business has significant market share in its niche of the United States commercial and residential heating ventilation and air conditioning "HVAC" business. Most of their products have proprietary aspects and are produced to customer orders that are placed well in advance of required delivery dates. As a result, the Climate Control Business carries significant back logs that eliminate the necessity to carry substantial inventories other than for firm customer orders. The Climate Control Business has historically generated consistent annual profits and positive cash flows.

During 2002 and 2003, the Climate Control Business' profitability was reduced by start-up costs and losses of certain new product lines. In 2004, the emphasis will be to increase the sales of these start-up operations, getting them past the start-up mode and into an operating profit. During 2003, the Climate Control Business' profitability has also been adversely impacted by the reduced demand for hydronic fan coils caused by a slowdown in the hospitality and lodging industry. Construction industry forecasts predict that new hotel construction starts and renovation will increase during 2004.

The Climate Control Business' objectives include the continued emphasis on increasing the sales and operating margins of existing products and on new product development.

The Chemical Business is primarily a nitrogen business. The primary raw material feedstocks (anhydrous ammonia and natural gas) are commodities, subject to significant price fluctuations and are purchased at prices in effect at time of purchase. The cost of the raw material feedstock is usually decoupled from the sales price of the Company's products. The spot prices of agricultural nitrogen products generally begin to drop as more production is pushed into the market.

A problem with profitability in the spot price market has been an imbalance of supply and demand. For a number of years, the production capacity for prilled ammonium nitrate has exceeded the demand, resulting in low selling prices compared to the cost of production. As a result of certain plant closures in our geographical markets and an overall reduction in the world grain stocks-to-use ratio, current selling prices are relatively strong. In summary, the balance of supply vs. demand has improved in 2004.

Due to the uncertainty of the spot sales price, management has pursued a strategy of developing customers that purchase substantial quantities of products pursuant to contracts and/or formulas that provide for the full pass through of costs plus a profit margin.

The Chemical Business' nitrogen plants are volume sensitive. The majority of the costs to operate the plants are fixed costs. Production has to be maintained at a level to fully absorb the fixed operating costs.

The Chemical Business has historically required significant investment to fund capital expenditures. We have carefully managed those expenditures to projects necessary to execute our business plans and those for environmental and safety compliance.

The Chemical Business will continue to pursue the strategy of:

  selling products on a basis whereby the customer accepts the risk of price volatility of anhydrous ammonia and natural gas, running the plants at optimum rates of production to more fully absorb fixed overhead costs, and where possible, hedge raw materials to try to optimize the profit or manage the risk of our products that are sold at spot prices.

ClimaChem's operations are largely dependent upon a positive cash flow from operations and borrowing availability under the working capital revolver. Cash flow and liquidity will continue to be managed very carefully with close oversight by corporate executives. In 2004, management will begin the process of renegotiating the working capital revolver which matures in April 2005. We have maintained compliance with all loan covenants and expect to continue to do so.

Although we believe we will have adequate liquidity to meet our obligations in the near future, during 2003 and the first few months of 2004, management continued its efforts to improve our financial position. We have recently selected an investment banker to serve as our financial advisor and are exploring alternatives to improve our liquidity, including additional debt through a debt placement. See "Liquidity and Capital Resources" for further discussion.

Liquidity and Capital Resources

As discussed above, we depend on credit agreements and our ability to obtain funds from our subsidiaries in order to pay our obligations. Our Summit Machine Tool Manufacturing Corp. subsidiary (not a subsidiary of ClimaChem) finances its working capital requirements through borrowings under a credit facility ("Facility") with a different lender than ClimaChem's lender. The Facility provides a revolving line of credit of $650,000 and has a maturity date of February 22, 2005.

ClimaChem's ability to maintain an adequate amount of borrowing availability under its existing working capital revolver depends on its ability to comply with the terms and conditions of such agreement, the lender's commitment to making the facility available to us and cash flow from operations, investing activities and required debt service.

As discussed in Note 6 (A) and (B) of Notes to Consolidated Financial Statements, ClimaChem is restricted under its credit agreements as to the funds that it may transfer to us and our affiliates. This limitation does not prohibit payment of amounts due under a Services Agreement, Management Agreement and a Tax Sharing Agreement.

As of December 31, 2003, ClimaChem had cash and working capital availability of $12.1 million while non-ClimaChem entities had cash and working capital availability of $.5 million.

Management's plan for 2004 forecasts that we will have adequate cash in 2004 from internal cash flows and financing sources to enable us to satisfy our cash requirements. Certain key initiatives and assumptions include:

  building on our successful Climate Control Business with an emphasis on our energy-saving geothermal product line, an upturn in the hospitality and lodging industry and improving our operating results in our start-up businesses, controlling our costs through negotiated cost reductions and improving productivity, continuing to move our Chemical Business toward cost-plus type arrangements with customers to minimize the risk of raw material price volatility, maximizing the production from our existing plants to minimize the effect of unabsorbed fixed operating costs, taking advantage of opportunities in the market presented by the closure of certain nitrogen plants that previously moved product into our markets, and limiting capital expenditures to only those projects essential to the execution of our business plan, or those with potentially high return on investment that can be financed.

The Climate Control Business has significant market share in its niche of the United States commercial and residential HVAC business. Climate Control's two primary product lines are hydronic fan coils and water source heat pumps. The Climate Control Business has historically generated consistent profits and cash flow although their profitability was lower in 2003 due to the impact of reduced demand for hydronic fan coils nationally (sales of hydronic fan coils represented approximately 40% of the Climate Control Business' revenues in 2003) caused by a slowdown in the hospitality and lodging industry attributed to the events of September 11, 2001 and the subsequent reduction of travel. Construction industry forecasts predict that new hotel construction starts and renovation will increase during 2004. The water source heat pump product line, which represented 51% of Climate Control's revenues experienced a 5% growth in 2003 and is planning additional growth in 2004. A recent addition to the product offering is the large custom air handler product line, which accounted for approximately 7% of Climate Control's revenue. Included in Climate Control's operating results are certain start-up operations and/or services that have adversely affected operating results in recent periods. We believe that we have significantly strengthened the sales and marketing infrastructure of these start-up operations during the last two years and expect growth in sales and near break even results compared to aggregate operating losses of approximately $4.2 million in 2003 of these start-up operations.

The Chemical Business is primarily a nitrogen business with plants in Arkansas, Alabama and Texas, that serve markets which, for the most part, are freight logical to these locations. The primary raw material feedstocks (anhydrous ammonia and natural gas) are commodities, subject to significant price fluctuations and are purchased at prices in effect at time of purchase. The cost of the raw material feedstocks does not directly influence the sales price of our Chemical Business products. Currently, approximately 38% of the sales of the Chemical Business, primarily agricultural nitrogen products, are sold at the spot market price in effect at the time of shipment. The spot market sales price does not always provide for a full recovery of raw material costs incurred. As a result, management has pursued a strategy of developing customers that purchase substantial quantities of products pursuant to contracts and/or formulas that provide for the full pass through of costs plus a profit margin. Currently, approximately 62% of the sales of the Chemical Business are based upon a formula of cost plus a profit margin. We expect similar arrangements in 2004. These cost-plus arrangements help to reduce our raw material price exposure.

The recent problem with profitability in the agricultural market has been an imbalance of supply and demand. The production capacity for prilled ammonium nitrate for a number of years has exceeded the demand, resulting in low selling prices compared to the cost of production. This oversupply in the market of agricultural nitrogen products of the kind we produce has resulted in an inability to pass through the full natural gas and ammonia cost increases when they occur. We believe that in 2004 there will be some improvement in this imbalance condition. We currently believe that with the shut down of several nitrogen-based competitors in recent periods and stable imports, the market has achieved a reduction in the oversupply of product relative to demand. In summary, we are expecting stronger sales prices in 2004 due to the improved supply/demand balance.

On an ongoing basis, we evaluate the product lines of the operations of our chemical plants for profitability consistent with management's goal to minimize the negative impact that changing prices of natural gas and anhydrous ammonia have on our sales and operating results. Management's plan for 2004 anticipates that the industrial-grade products that are sold pursuant to long-term cost-plus agreements will continue in 2004 at or about the same volume levels as in 2003. We expect that the 2004 production levels for nitrogen products sold as fertilizers into the agricultural markets will approximate the 2003 production levels but the sales as expressed in dollars will be higher due to correspondingly higher unit sales prices. Due to the volatility of sales prices and the costs of feedstocks (anhydrous ammonia and natural gas) it is difficult to predict whether or not the sales of nitrogen products sold as fertilizer into the agricultural markets (approximately 38% of our sales) will be profitable for 2004.

Effective January 20, 2004, the Chemical Business and its ammonia supplier entered into a new supply agreement whereby the supplier will sell to the Chemical Business' El Dorado Facility all of its ammonia requirements through December 31, 2004.

Our Chemical Business has historically required significant investment to fund capital expenditures while our Climate Control Business has been much less capital intensive. We believe we have approximately $6 million of committed capital expenditures related to our Chemical Business in 2004, which includes:
  $1 million relating to the sulfuric acid plant at the El Dorado Facility,
  $1.9 million primarily relating to the annual turnaround at the Cherokee Facility,
  $2.6 million relating to operations, and
  $.3 million for environmental compliance.

Other capital expenditures are believed to be discretionary and are dependent upon an adequate amount of liquidity and/or obtaining acceptable funding.

If the Discharge Water permit (See Item 1 "Business - Environmental Matters" and Note 8 of Notes to Consolidated Financial Statements) for the El Dorado Facility is approved as negotiated, if the City of El Dorado, Arkansas (the "City") builds its own discharge pipeline to a nearby river and if we are permitted to tie our pipeline into the City's pipeline, we currently expect to incur capital expenditures of approximately $3 to $4 million over the next three years. Management is continuing to review the design and configurations of treatment and discharge facilities to address the permitting issues.

Also as discussed in Item 1 "Business - Environmental Matters" and Note 8 of Notes to Consolidated Financial Statements, certain expenditures will be required to bring the sulfuric acid plant's air emissions to lower limits. The design of additional emission controls at this plant is underway. The ultimate cost of any technological changes required cannot presently be determined, but is believed to be a minimum of $1.5 million. These projects are expected to require funding over a six year period, beginning in 2004.

Due to the Company and ClimaChem's previous operating losses and limited borrowing ability under the credit facility then in effect, we discontinued payment of cash dividends on Common Stock for periods subsequent to January 1, 1999, until the Board of Directors determines otherwise. Although dividends on all of our outstanding series of preferred stock are payable if and when declared by the Board of Directors, the terms of each outstanding series of preferred stock provide that dividends are cumulative, except for the redeemable noncumulative convertible preferred stock as discussed in Item 5 - "Market for Company's Common Equity and Related Stockholder Matters" and Note 9 of Notes to Consolidated Financial Statements. As of the date of this report, there is approximately $10.8 million of accrued and unpaid dividends on our outstanding preferred stocks. We do not anticipate having funds available to pay dividends on our stock for the foreseeable future.

Management expects to utilize the net borrowing availability provided by the Working Capital Revolver Loan at a relatively high level during the spring agricultural season of 2004. After that period of high usage, the net borrowing is forecasted to decrease until the fourth quarter of 2004. Borrowing is expected to increase in the fourth quarter of 2004 as a result of funding the $10 million lease payment in December 2004 related to the Baytown Facility. This forecast is based upon information currently available. The current outlook is subject to changes in economic conditions as well as market pricing of our products and costs of the various raw materials consumed.

During the first quarter of 2004, we expect to report approximately $1.9 million of other income from the sale of certain assets which were purchased in 2003.

In order to supplement the Working Capital Revolver Loan and the internally generated funds as sources to meet capital requirements and to refinance the Financing Agreement, we have entered into an agreement with an investment banker (placement agent) to act as our financial advisor to, and initial purchaser for, us or our subsidiary, ClimaChem, in connection with the structuring, issuance and sale of up to $90 million, or such other principal amount which is expected not to be less than $80 million as agreed to, of 10 year senior secured notes ("Notes") in a private placement. The proposed Notes are not to be registered under the Securities Act of 1933, as amended (the "Act"), and may not be offered or sold in the Unites States absent registration or pursuant to an applicable exemption from the registration requirements of the Act. If completed, the Notes will be offered and sold only to qualified institutional buyers in reliance on Rule 144A of the Act. If completed, the net proceeds from the sale of the Notes will be used to repay a substantial amount of our indebtedness, with the right to re-borrow under our outstanding Working Capital Revolver Loan and rights to incur certain other additional indebtedness. This transaction is subject to numerous conditions being met. This does not constitute an offer to sell or solicitation of an offer to buy the proposed Notes.

Although the volatility of the Chemical Business is such that the forecasted results can fluctuate significantly, our cash flow forecasts indicate that there will be sufficient liquidity to meet our obligations as they come due during 2004. However, actual results may be materially different than our forecasts and the resolution of outstanding contingencies, as discussed in "Business - Environmental Matters", "Legal Proceedings" and Note 8 of Notes to Consolidated Financial Statements, could have an impact on our liquidity and future operating results.

Longer-term liquidity is dependent upon new financing being available prior to maturity of the Working Capital Revolver Loan and Financing Agreement.

Critical Accounting Policies

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and disclosures of contingent liabilities. The more significant areas of financial reporting impacted by management's judgment, estimates and assumptions include the following:

Receivables and Credit Risk - Our sales to contractors and independent sales representatives are generally subject to a mechanics lien in the Climate Control Business. Our other sales are generally unsecured. Credit is extended to customers based on an evaluation of the customer's financial condition and other factors. Credit losses are provided for in the financial statements based on historical experience and periodic assessment of outstanding accounts receivable, particularly those accounts which are past due (determined based upon how recently payments have been received). Our periodic assessment of accounts and credit loss provisions are based on our best estimate of amounts that are not recoverable. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising our customer bases and their dispersion across many different industries and geographic areas. At December 31, 2003 and 2002, our trade accounts receivable were net of allowance for doubtful accounts of $3.2 million and $2.4 million, respectively.

Inventory Valuations - Inventories are priced at the lower of cost or market, with cost being determined using the first-in, first-out basis, except for certain heat pump products which are carried at the lower of cost or market, with cost being determined using the last-in, first-out basis. The carrying value of certain nitrogen-based inventories produced by our Chemical Business was reduced to the market price. At December 31, 2003 and 2002, the difference between current cost and the market price was $.6 million and $1.2 million, respectively.

Impairment of Long-Lived Assets including Goodwill - We have considered impairment of our long-lived assets and related goodwill related to our Chemical operations as a result of unfavorable operating results over the last several years. We obtained third party appraisals of the fair values associated with the El Dorado and Cherokee Facilities and made estimates of fair values for others. The timing of impairments cannot be predicted with any certainty and are primarily dependent on market conditions outside our control. Should sales prices drop dramatically without a similar decline in the raw material costs or should other matters, including the environmental requirements and/or operating requirements set by Federal and State agencies change substantially from our current expectations, a provision for impairment may be required based upon such event or events. See Item 1 "Business-Environmental Matters."

Compliance with Long-Term Debt Covenants - As fully discussed in Note 6 of Notes to Consolidated Financial Statements, the Financing Agreement and Working Capital Revolver Loan, as amended, of ClimaChem and its subsidiaries require that ClimaChem meet certain lender defined earnings before interest, income taxes, depreciation and amortization ("EBITDA") and capital expenditure limitation amounts quarterly, on a trailing twelve-month basis and annually achieve a specified fixed charge coverage ratio. ClimaChem's forecasts for 2004 indicate that ClimaChem will be able to meet all required covenant tests for all quarters and the year ending in December 2004.

In addition, the Working Capital Revolver Loan contains "a material adverse change in operating results or financial condition" provision which is construed to be a subjective acceleration clause. Our ability to realize our assets and discharge our liabilities is dependent upon, among other things, the lender not exercising its rights under the subjective acceleration clause and our ability to successfully meet the EBITDA covenants for 2004 and beyond. As a result of the subjective acceleration clause, our outstanding borrowings under the Working Capital Revolver Loan are classified as due within one year in the accompanying consolidated balance sheets.

Environmental and Regulatory Compliance - As fully discussed in Item 1 "Business-Environmental Matters", the Chemical Business is subject to specific federal and state regulatory and environmental compliance laws and guidelines. We have developed policies and procedures related to environmental and regulatory compliance. We must continually monitor whether we have maintained compliance with such laws and regulations and the operating implications, if any, and amount of penalties, fines and assessments that may result from noncompliance. We have entered into a settlement agreement with the Arkansas Department of Environmental Quality ("ADEQ") relating to the NPDES water discharge permit at the El Dorado Facility through various site modification projects currently underway and other projects acceptable to the ADEQ. We currently estimate that the site modification projects will cost approximately $3 - $4 million, assuming the City of El Dorado, Arkansas (the "City") builds its own discharge pipeline to a nearby river and we are permitted to tie our pipeline into the City's pipeline. We do not have any reliable estimates of the cost of an alternative solution in the event that the pipeline is not ultimately built by the City.

In addition, the state of Arkansas and EDC have entered into negotiations in an attempt to compromise and resolve a potential dispute as to what regulations should apply to EDC's sulfuric acid plant. These negotiations have resulted in drafting language in the draft Air CAO that would resolve any possible regulatory violations associated with the sulfuric acid plant through the implementation of additional emission controls at that plant. Based on the enforcement director of the applicable state agency request, EDC has provided to the state a report on technology alternatives. The ultimate cost of any technology changes required cannot presently be determined, but is believed to cost between $1.5 million to $3 million. The timing of the implementation of any technological change is not known, however, it is our belief that such expenditures will be made over the next 3 to 6 years (See "Business Environmental Matters").

Asset Retirement Obligations - If we should decide to no longer operate the El Dorado Facility and if such facility is retired, we may be required to continue to operate equipment relating to discharge water, the cost and timing of which is presently unknown.

Income Tax Accruals Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes, and the amounts used for income tax purposes. Valuation allowances are provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. We are able to realize deferred tax assets up to an amount equal to the future reversals of existing taxable temporary differences. The taxable temporary differences will turn around in the loss carry forward period as the differences reverse. Other differences will turn around as the assets are realized or liabilities are paid in the normal course of business. At December 31, 2003 and 2002, our deferred tax assets were net of a valuation allowance of $28.3 million and $28.6 million, respectively (See Note 7 of Notes to Consolidated Financial Statements).

Contingencies - We are a party to various litigation and other contingencies, the ultimate outcome of which is not presently known. Should the ultimate outcome of these contingencies be adverse, such could create an event of default under ClimaChem's Working Capital Revolver Loan and the Financing Agreement and could adversely impact our liquidity and capital resources.

Revenue Recognition - We recognize revenue for substantially all of our operations at the time title to the goods transfers to the buyer and there remains no significant future performance obligations by us. If revenue relates to construction contracts, we recognize revenue using the percentage-of-completion method based primarily on contract costs incurred to date compared with total estimated contract costs. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined.

Management's judgment and estimates in these areas are based on information available from internal and external resources at that time. Actual results could differ materially from these estimates and judgments, as additional information becomes known. Our significant accounting policies are discussed in greater detail in Note 2 of Notes to Consolidated Financial Statements.

Transactions with Related Parties

 As discussed in Note 2 of Notes to Consolidated Financial Statements, we, through our subsidiaries, entered into loan agreements where we loaned funds to the parent company of Multi Clima, S.A. ("Multi Clima") from 1994 through 1997. One of our subsidiaries has the option, which expires June 15, 2005, to exchange its rights under the loan agreements for 100% of the borrower's outstanding common stock. At December 31, 2003 and 2002, the outstanding notes receivable balance, net of reserve, was $2.6 million which is included in other assets in the accompanying consolidated balance sheets. In addition, certain of our subsidiaries owed Multi Clima $.5 million and $.8 million at December 31, 2003 and 2002, respectively, for purchases of HVAC equipment. For 2003, 2002 and 2001, purchases of HVAC equipment from Multi Clima were $.5 million, $1.8 million and $1.1 million, respectively.

Results of Operations

 As discussed in Note 18 of Notes to Consolidated Financial Statements, our Consolidated Financial Statements reflect the operations of two of our subsidiaries, Slurry Explosive Corporation ("Slurry") and Universal Technology Corporation ("UTeC"), as discontinued operations for all periods presented. Therefore, the operations of Slurry and UTeC are excluded from the results of our Chemical Business. The following table contains certain information about our continuing operations in different industry segments for each of the three years ended December 31:

2003	2002	2001
(In thousands)
Net sales:
Climate Control	$119,032	$128,128	$138,435
Chemical (1)	193,770	151,358	170,092
Other (2)	4,461	4,325	6,415
	$317,263	$283,811	$314,942

Gross profit: (3)
Climate Control	$35,737	$37,454	$37,890
Chemical (1) (4)	12,204	6,207	11,007
Other	1,491	1,332	1,877
	$49,432	$44,993	$50,774

Operating profit (loss): (5)
Climate Control	$11,736	$14,705	$12,500
Chemical (1) (4)	3,754	(204)	3,702
	15,490	14,501	16,202

General corporate expense and other business operations, net	(6,578)	(5,950)	(7,358)
Interest expense	(5,559)	(7,590)	(13,338)
Gains on sales of property and equipment	-	47	6,615
Gains on extinguishment of debt	258	1,458	2,631
Provision for impairment on long-lived assets	(500)	-	-
Benefit from termination of firm purchase commitments - Chemical	-	290	2,688
Income from continuing operations before provision for income taxes and cumulative effect of accounting change	$3,111	$2,756	$7,440

(1)

In April 2002, a portion of the El Dorado Facility experienced damage from high winds and a likely tornado. Plant management and engineers surveyed the damage which affected the production facilities for ammonium nitrate, certain acid plants, a large cooling tower, and other equipment. The repairs were completed in 2002. During the repair time, we were not able to produce industrial grade ammonium nitrate until the middle of May 2002. Production of our other products, agricultural grade ammonium nitrate and industrial acids, continued without material interruption. Our property insurance covering the chemical plant entitled us to receive approximate replacement value for the damaged property less an aggregate $1 million deductible. We also had a thirty-day waiting period before our business interruption insurance coverage became effective. In October of 2002, a final settlement of $2.5 million, net of the $1 million deductible, was reached for the property and business interruption insurance claims. The net proceeds relating to our property insurance claim exceeded the cash expenditures for repairs and the depreciated value of the damaged assets. As a result, a net gain relating to property damage of approximately $1.4 million is classified as other income and a business interruption insurance recovery of approximately $.3 million is classified as a reduction of cost of sales and is included in the Consolidated Statement of Income for 2002.

(2)	Excludes intersegment sales to Climate Control of $371,000 for 2001. There were minimal intersegment sales in 2003 and 2002.

(3)	Gross profit by industry segment represents net sales less cost of sales.

(4)

During 2003, a cost recovery was recognized of $1.6 million of precious metals used in the manufacturing process at the El Dorado Facility for metals accumulated from several operating units over the last several years. During 2002 and 2001, we wrote down the carrying value of certain nitrogen-based inventories by $.9 million and $.3 million, respectively. In addition, we recognized a loss on firm sales commitments of $.1 million and $.7 million in 2003 and 2002, respectively.

(5)

Operating profit by industry segment represents net sales less operating expenses before adding or deducting general corporate expense and other business operations, interest expense, gains on sales of property and equipment, gains on extinguishment of debt, benefit from termination of (provision for loss on) firm sales and purchase commitments, income taxes, results from discontinued operations and cumulative effect of accounting change.

Year Ended December 31, 2003 vs. Year Ended December 31, 2002

Net Sales

 Net sales for 2003 were $317.3 million compared to $283.8 million for 2002 or an increase of $33.5 million. This increase is attributed to increased sales in our Chemical Business of $42.4 million caused primarily by the increased cost of the raw material feedstock, as discussed elsewhere, which resulted in higher sales prices. Sales prices increased overall by 25% in 2003 while volume of tons sold increased 4%. The increased cost of the raw material feedstock is substantially reflected in the higher cost of sales. The increase in sales in the Chemical Business was partially offset by decreased sales of $9.1 million in our Climate Control Business due largely to the decrease in sales of our hydronic fan coil products as a result of a softening in demand primarily in the lodging sector market.

Gross Profit

 Gross profit was $49.4 million or 15.6% as a percentage of net sales for 2003, compared to $45 million or 15.9% for 2002. The increase in gross profit is due primarily to our Chemical Business caused, in part, to the improvement in our ability to pass on to our customers in the form of higher sales prices the effect of the increased costs of our primary raw material feedstocks (natural gas and anhydrous ammonia) as discussed in "Liquidity and Capital Resources." In addition, we follow the practice of expensing precious metals used as a catalyst in the Chemical Business manufacturing processes as they are used, because the amount and timing of recovery is not predictable. Periodically, we recover a portion of the amount previously expensed. During 2003, a recovery of $1.6 million also contributed to an increase in gross profit.

Selling, General and Administrative Expenses

 Selling, general and administrative ("SG&A") expenses were $41.7 million for 2003, compared to $39.4 million for 2002. The increase is primarily the result of increased shipping and handling costs of the Climate Control Business and costs relating to insurance.

Other Income

Other income was $1.8 million for 2003 compared to $3.5 million for 2002. Other income for 2002 includes the recognition of $1.5 million from a property insurance claim.

Gains on Extinguishment of Debt

 As discussed in Notes 6 and 17 of Notes to Consolidated Financial Statements, in December 2002, we sold the remaining assets that comprised all of the explosives manufacturing and distribution business. Approximately $3.5 million of the sales proceeds were used as a prepayment on borrowings under a Financing Agreement entered into in May 2002. Due to this prepayment, ClimaChem recognized a gain on extinguishment of debt of $1.5 million representing accrued interest through maturity on the prepaid principal.

Interest Expense

 Interest expense was $5.6 million in 2003 compared to $7.6 million in 2002. The decrease of $2 million primarily resulted from the elimination of interest expense recognition on the Financing Agreement indebtedness, since that transaction for the repurchase of Senior Unsecured Notes was accounted for as a voluntary debt restructuring during the second quarter of 2002 and at that time all future interest payments associated with the Financing Agreement indebtedness were recognized in long-term debt.

Income (Loss) from Discontinued Operations

 As discussed in Note 17 of Notes to Consolidated Financial Statements, in December 2002, the remaining assets that comprised all of the explosives manufacturing and distribution business of Slurry and UTeC were sold which operations are reflected as discontinued operations. These operations were formerly included in the Chemical Business. The loss from discontinued operations of $3.5 million for 2002 is net of a gain on disposal of $1.6 million.

Cumulative Effect of Accounting Change

 Upon adoption of Statement No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002, we recognized $.9 million of negative goodwill as a cumulative effect of accounting change for 2002.

Year ended December 31, 2002 Compared to Year ended December 31, 2001

Net Sales

 Net sales for 2002 were $283.8 million compared to $314.9 million for 2001 or a decrease of $31.1 million. The decrease in sales resulted primarily from decreased sales in our Chemical Business of $18.7 million resulting from (a) a decrease in sales of mining products of $17.7 million resulting primarily from the elimination of certain products subsequent to the sale of all of its distribution centers for mining products in October 2001, (b) lower sales prices, due primarily to lower cost of the raw material feedstock which is passed through to the sales prices, (c) an over-supply of agricultural products within the market we serve and (d) the reduction in volume of industrial grade ammonium nitrate due to the business interruption at the El Dorado Facility plant in April 2002. Our Climate Control Business sales were lower by approximately $10.3 million resulting principally from the elimination of an unprofitable product line during the fourth quarter of 2001 and a reduction in volume of hydronic fan coil and water source heat pump products, due in part, to a general softening in demand from the markets we serve.

Gross Profit

 Gross profit was $45 million or 15.9% as a percentage of net sales for 2002, compared to $50.8 million or 16.1% for 2001. The profit margins in our Climate Control Business improved, due in part, to the elimination of certain low-margin products during the fourth quarter of 2001 and improved profit margins for the majority of remaining non-OEM products resulting from a combination of price increases and cost reductions. This improvement was offset by lower profit margins in our Chemical Business due primarily to (a) the effect of the business interruption at the El Dorado Facility which lasted approximately 50 days, (b) a decrease in profit margins relating to agricultural products, due in part, to an over supply within our market, (c) a loss recognized on firm sales commitments and (d) the increase in the amount of inventory write-downs due to the costs of certain products exceeding the actual sales prices.

Selling, General and Administrative Expenses

 Selling, general and administrative ("SG&A") expenses were $39.4 million for 2002, compared to $43.6 million for 2001. This decrease is primarily the result of the reduction of expenses relating to the elimination of certain low-margin products in our Climate Control Business and our non-core businesses during 2001.

Other Income

 Other income for 2002 includes the recognition of $1.5 million from the recovery of property insurance. Other income for 2001 includes the recovery of $1.1 million of precious metals and the recognition of $.5 million from the recovery of property insurance.

 Gains on Sales of Property and Equipment

 For 2001, we recognized gains on sales of property and equipment of $6.6 million (the amount for 2002 was minimal). The gain in 2001 includes $3.3 million from the sale of the Crystal City Plant site and $2.7 million from the sale of distribution sites for mining products.

Gains on Extinguishment of Debt

 As discussed above, in December 2002, we sold the remaining assets that comprised all of the explosives manufacturing and distribution business. Approximately $3.5 million of the sales proceeds were used as a prepayment on borrowings under a Financing Agreement entered into in May 2002. Due to this prepayment, ClimaChem recognized a gain on extinguishment of debt of $1.5 million representing accrued interest through maturity on the prepaid principal.

During 2001, ClimaChem repurchased Senior Unsecured Notes having a face value of $4.7 million and recognized a gain of $2.6 million.

 Benefit from Termination of Firm Purchase Commitments

We had a gain of $.3 million on firm purchase commitments for 2002 compared to $2.7 million for 2001.

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

Income (Loss) from Discontinued Operations

 As discussed above, in December 2002, the remaining assets that comprised all of the explosives manufacturing and distribution business were sold which operations are reflected as discontinued operations. These operations were formerly included in the Chemical Business. The loss from discontinued operations of $3.5 million for 2002 is net of a gain on disposal of $1.6 million. For 2001, we recognized income from discontinued operations of $1.2 million.

Cash Flow From Operations

Historically, our primary cash needs have been for operating expenses, working capital and capital expenditures. We have financed our cash requirements primarily through internally generated cash flow, borrowings under our revolving credit facilities, secured equipment financing and the sale of assets. See additional discussion concerning cash flows from our Climate Control and Chemical Businesses in "Liquidity andCapital Resources."

Net cash provided by continuing operating activities for 2003 was $13.2 million resulting primarily from operating cash flow and net cash provided from the change in accrued and other noncurrent liabilities offset by an increase in accounts receivable and supplies and a decrease in accounts payable. The change in accrued and other noncurrent liabilities is due primarily to the increase in the amount of customer deposits held and the increase in costs expected to be incurred in our planned major maintenance activities in our Chemical Business. The increase in accounts receivable is a result of improved sales of our water source heat pumps and certain other HVAC products during the fourth quarter of 2003 offset, in part, by the decline in sales of our hydronic fan coil products in our Climate Control Business. The increase in supplies relates to an increase in cost of precious metals used in the manufacturing process in the Chemical Business. The decrease in accounts payable relates primarily to the decrease in the number of days our payables were outstanding in our Chemical Business.

Cash Flow from Investing and Financing Activities

Net cash used by investing activities for 2003 included $7.2 million for capital expenditures of which $5.7 million is for the benefit of our Chemical Business offset, in part, by the release of $1.8 million held in a cash collateral account as discussed in Note 6 of Notes to Consolidated Financial Statements.

Net cash used in financing activities for 2003 included payments on long-term and other debt of $7.7 million and a net decrease in revolving debt of $3.4 million partially offset by long-term and other borrowings of $1.9 million and proceeds from the issuance of common stock and warrants of $1.8 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

 Aggregate Contractual Obligations

 Our aggregate contractual obligations as of December 31, 2003 are summarized in the following table. See discussion in "Liquidity and Capital Resources" and Notes 3, 6 an 8 of Notes to Consolidated Financial Statements.

Payments Due in the Year Ending December 31,
Contractual Obligations	Total	2004	2005	2006	2007	2008	Thereafter
(in thousands)
Long-term debt:
Working Capital Revolver Loan (1)	$24,027	$24,027	$-	$-	$-	$-	$-
Senior Unsecured Notes due 2007	18,300	-	-	-	18,300	-	-
Financing Agreement due 2005	31,700	-	31,700	-	-	-	-
Accrued interest on Financing Agreement due 2005	11,295	3,384	7,911		-	-	-
Other	17,953	4,219	4,916	1,613	1,316	1,404	4,485
Total long-term debt	103,275	31,630	44,527	1,613	19,616	1,404	4,485
Operating leases:
Baytown lease	48,708	13,001	2,250	8,175	9,227	11,173	4,882
Other operating leases	11,410	2,494	1,515	1,066	830	691	4,814
Purchase obligations	7,625	2,384	953	953	953	953	1,429
Other long-term liabilities	4,139	-	675	705	687	593	1,479
Total	$175,157	$49,509	$49,920	$12,512	$31,313	$14,814	$17,089

  The Working Capital Revolver Loan is not due by its terms until April 2005; however, the underlying agreement contains "a material adverse change in operating results or financial condition" provision which is construed to be a subjective acceleration clause. Therefore, the Loan is classified as due within one year at December 31, 2003 in the accompanying consolidated balance sheet.

Loan Agreements - Terms and Conditions

 As discussed in Note 6 (A) of Notes to Consolidated Financial Statements, ClimaChem finances it working capital requirements through borrowings under a Working Capital Revolver Loan that matures in April 2005. As of December 31, 2003, borrowings outstanding were $24 million and the net credit available for additional borrowings was $9.2 million. The Working Capital Revolver Loan requires that ClimaChem and its Climate Control Business meet certain financial covenants. The required EBITDA amounts for each quarterly measurement date in 2004 are $13.8 million for the trailing twelve months ended March 31, 2004 and escalate to $15 million for the year ended December 31, 2004. The trailing twelve-months EBITDA requirement is fixed at $10 million for the Climate Control Business for all 2004 quarterly measurement dates. The EBITDA requirements were set at amounts based upon our forecasts which are presently considered by management to be achievable.

We have the ability to set our financial covenants under our lending agreements with our lender on an annual basis each January. In setting these covenants, we provide the lenders with a forecast that we believe to be a very conservative estimate of our operating results for the coming year. For 2004, we have established mutually agreeable limits that we believe are well within our ability to achieve.

ClimaChem's customers remit payments on their accounts directly to the working capital lender under a lock-box arrangement, and the lender applies such payments to reduce the debt outstanding under the Working Capital Revolver Loan. ClimaChem may request additional borrowings under the Working Capital Revolver Loan; however, one of several conditions (as determined by the lender) precedent to additional borrowings is that no "material adverse change" (as defined in the Working Capital Revolver Loan agreement) shall have occurred. This provision in the Working Capital Revolver Loan agreement may allow the lender to terminate additional borrowings by ClimaChem and effectively accelerate the scheduled maturity of the debt under conditions that may not be objectively determinable (the "Subjective Acceleration Clause"). Management does not anticipate that the lender will invoke the Subjective Acceleration Clause.

In the event the Company does not remain in compliance with the covenants and/or the lender exercises its rights under the Subjective Acceleration Clause in the Working Capital Revolver Loan, thus terminating additional borrowings, ClimaChem would have no immediate borrowing availability. If a new lender arrangement was not available to fund obligations as they become due, a significant curtailment of operations could occur. In that event, if the proceeds from sales of remaining inventories and collections of accounts receivable of the businesses involved did not provide sufficient funds, ClimaChem could be required to sell other key assets. In that event, ClimaChem would be required to obtain working capital financing from other sources for its remaining businesses. There are no assurances that we would be successful in replacing, on a timely basis, the Working Capital Revolver Loan needed to fund ClimaChem's remaining operations.

As discussed in Note 6 (B) of Notes to Consolidated Financial Statements, ClimaChem entered into a Financing Agreement that requires that ClimaChem and its Climate Control Business meet certain financial covenants. For quarters ending after December 31, 2003, ClimaChem is required to maintain EBITDA on a trailing twelve-month basis of at least $12 million to prevent a triggering event ("Trigger Event). ClimaChem does not expect that a Trigger Event will occur in 2004.

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

Availability of Company's Loss Carry-Overs

For a discussion on our net operating loss carry-overs, see Note 7 of Notes to Consolidated Financial Statements.

 ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

Our results of operations and operating cash flows are impacted by changes in market interest rates and changes in market prices of copper, steel, anhydrous ammonia and natural gas.

 Commodity Price Risk

 Our Climate Control Business buys substantial quantities of copper and steel for use in manufacturing processes and our Chemical Business buys substantial quantities of anhydrous ammonia and natural gas as feedstocks generally at market prices. Periodically, our Climate Control Business enters into exchange-traded futures for copper and steel, and our Chemical Business enters into exchange-traded futures for natural gas, which contracts are generally accounted for on a mark-to-market basis. At December 31, 2003, the purchase commitments under these contracts were for 300,000 MMBtu of natural gas through June 2004 at a weighted average cost of $4.77 per MMBtu ($1,431,000) and a weighted average market value of $5.55 per MMBtu ($1,665,000).

Interest Rate Risk

Our interest rate risk exposure results from our debt portfolio which is impacted by short-term rates, primarily prime rate-based borrowings from commercial banks, and long-term rates, primarily fixed-rate notes, some of which prohibit prepayment or require substantial prepayment penalties.

The following table presents principal amounts and related weighted-average interest rates by maturity date for our interest rate sensitive financial instruments as of December 31, 2003.

YEARS ENDING DECEMBER 31,
(Dollars in thousands)
2004	2005	2006	2007	2008	THEREAFTER	TOTAL
Expected maturities of long-term debt:
Variable rate debt (1)	$25,267	$1,471	$599	$614	$701	$740	$29,392
Weighted average
interest rate (2)	5.62%	4.58%	4.61%	4.97%	5.22%	5.12%	5.52%
Fixed rate debt (3)	$2,980	$35,144	$1,014	$19,002	$703	$3,745	$62,588
Weighted average
interest rate (3)	12.95%	12.10%	9.81%	9.36%	6.62%	6.55%	10.88%

  The Working Capital Revolver Loan is not due by its terms until April 2005; however, the underlying agreement contains "a material adverse change in operating results or financial condition" provision which is construed to be a subjective acceleration clause. Therefore, the Loan ($24,027 of this total) is classified as due within one year at December 31, 2003 in the accompanying consolidated balance sheet.

  Interest rate is based on the aggregate amount of debt outstanding as of December 31, 2003. On ClimaChem's Working Capital Revolver Loan, the interest rate is based on the lender's prime rate plus 2% per annum, or at its option, LIBOR plus 4.5% per annum.

  The fixed rate debt and weighted average interest rate are based on the aggregate amount of debt outstanding as of December 31, 2003, excluding the accrued interest classified as debt on a Financing Agreement due in 2005 as discussed in Note 6 (B) of Notes to Consolidated Financial Statements.

December 31, 2003	December 31, 2002
Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
(in thousands)
Variable Rate:
Bank debt and equipment financing	$29,392	$29,392	$32,831	$32,831
Fixed Rate:
Bank debt and equipment financing	13,727	12,588	17,346	15,874
Financing Agreement (including accrued interest) due 2005 (1)	35,893	42,995	35,351	46,356
	$79,012	84,975	85,528	95,061
Senior Unsecured Notes due 2007 (2)		18,300	7,320	18,300
		$103,275	$92,848	$113,361

(1) In the second quarter of 2002, the repurchase of certain Senior Unsecured Notes using the proceeds from a Financing Agreement was accounted for as a voluntary debt restructuring. As a result, all interest payments associated with the Financing Agreement indebtedness were accrued and classified as debt.

(2) Currently, there is no active market for the Senior Unsecured Notes due 2007. Therefore the fair value is not determinable. At December 31, 2002, estimated fair value was based on market quotations.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the periodic reports filed by us with the Securities and Exchange Commission (the "SEC") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management. Based on their most recent evaluation, which was completed as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer believe that our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) do not contain material weaknesses and ensure that material information relating to us is made known to us by others within our consolidated entities. There were no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the most recent evaluation.

SPECIAL NOTE REGARDING
FORWARD-LOOKING STATEMENTS

Certain statements contained within this report may be deemed "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements in this report other than statements of historical fact are Forward-Looking Statements that are subject to known and unknown risks, uncertainties and other factors which could cause actual results and performance of the Company to differ materially from such statements. The words "believe", "expect", "anticipate", "intend", "will", and similar expressions identify Forward-Looking Statements. Forward-Looking Statements contained herein relate to, among other things, the demand for our geothermal products will increase,
the extensive network of wholesale and retail distribution centers for nitrogen-based fertilizer provides geographic advantages, the impact on our hydronic fan coil operations due to the decline in major lodging construction projects is not a long-term trend and will return to historical levels, the "E-2" brand ammonium nitrate fertilizer is recognized as a premium product, the agricultural products are the only seasonal products,
competition within the Chemical and Climate Control Businesses is primarily based on price, location of production and distribution sites, service, warranty and product performance, the market and revenues for commercial water source heat pumps will continue to grow, the backlog of confirmed orders for Climate Control products at December 31, 2003 will be filled during 2004, construction industry forecasts predict that new hotel construction starts and renovation will increase during 2004, similar cost-plus arrangements in 2004,

as it relates to the Chemical Business, we will continue to sell products on a basis whereby the customer accepts the risk of price volatility of anhydrous ammonia and natural gas, running the plants at optimum rates, and where possible, hedge raw materials, we expect to obtain our requirements for steel in 2004, however, the current industry-wide shortage of steel could result in increased costs to obtain our complete requirements. We believe the majority of cost increases, if any, will be passed to our customers in the form of higher prices and while we believe we will have sufficient materials, a shortage of steel could impact production of Climate Control products. We do not expect to have any difficulties in obtaining any other necessary materials for our Climate Control Business,

EDC or its employees having a criminal exposure in the equalization pond matter, the anticipated consent order for Slurry will not have a material adverse effect on the Company, the amount of committed capital expenditures related to our Chemical Business, amounts to be spent relating to compliance with federal, state and local environmental laws at the El Dorado Facility including matters relating to the sulfuric acid plant, liquidity and availability of funds,
anticipated financial performance,
adequate cash in 2004 from internal cash flows and financing sources to -44- meet our presently anticipated working capital requirements, adequate resources to meet our obligations as they come due, ability to make planned capital improvements,
amount of and ability to obtain financing for the Discharge Water disposal project, under the terms of an agreement with a supplier, EDC purchasing 100% of its requirements of purchased ammonia through December 31, 2004, under the terms of an agreement with a customer, EDC supplying this customer with approximately 190,000 tons of industrial grade ammonium nitrate per year through at least December 2006, under the terms of an agreement with a customer, our subsidiary supplying this customer its requirements of 83% ammonium nitrate through at least September 2006, under the terms of an agreement, Bayer purchasing from EDNC all of its requirements for nitric acid at its Baytown operation through at least May 2009, the 2004 production levels for nitrogen products sold as fertilizers will approximate the 2003 production levels, but with higher unit sales prices, the Working Capital Revolver lender will not invoke the Subjective Acceleration Clause, sales volume of industrial-grade products sold pursuant to long-term cost-plus agreements will continue in 2004 at or about the same level as in 2003, a Trigger Event under the Financing Agreement will not occur in 2004, the Air CAO will be effective in the near term,
ClimaChem's forecasts for 2004 for ClimaChem's operating results meeting all required covenant tests for all quarters and the year ending in 2004, management anticipation that these contingent claims will result in no substantial adverse impact on our operating results and/or liquidity, the permit governing the Discharge Water being revised provides appropriate credits and effluent guidelines that are acceptable to EDC, the amount of additional expenditures required under the revised Discharge Water permit,
EDC's ability to comply with the terms of the revised permit due to current liquidity and other information, the amount of additional expenditures relating to the draft Air CAO, the good likelihood that Cherokee will recover monies from Dynegy over and above any monies which may be recovered by the plaintiff or owed to Dynegy,
Climate Control's start-up operations will increase sales and have near break even results, improvement in the imbalance of supply and demand in the agricultural market which will result in stronger sales prices in 2004, management utilizing the net borrowing availability under the Working Capital Revolver at a relatively high level during 2004, during the first quarter of 2004, we expect to report approximately $1.9 million of other income from the sale of certain assets which were purchased in 2003, and the effects of, and what the Company anticipates it can do if, its Working Capital lender decides not to continue to fund the Company's ClimaChem subsidiaries under it Working Capital Revolver.

While we believe the expectations reflected in such Forward-Looking Statements are reasonable, we can give no assurance such expectations will prove to have been correct. There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to,

decline in general economic conditions, both domestic and foreign, material reduction in revenues,
material increase in interest rates,
ability to collect in a timely manner a material amount of receivables, increased competitive pressures,
changes in federal, state and local laws and regulations, especially environmental regulations, or in interpretation of such, pending, additional releases (particularly air emissions) into the environment, material increases in equipment, maintenance, operating or labor costs not presently anticipated by us, the requirement to use internally generated funds for purposes not presently anticipated, the inability to secure additional financing for planned capital expenditures, the cost for the purchase of anhydrous ammonia and natural gas, changes in competition,
the loss of any significant customer,
changes in operating strategy or development plans,
inability to fund the working capital and expansion of our businesses, adverse results in any of our pending litigation,
inability to obtain necessary raw materials,
inability to have the revised permit governing the Discharge Water finalized to comply with legal guidelines that the El Dorado Facility will be able to meet,

inability to obtain a replacement for its current working capital line if its working capital lender terminates the Company's ability to borrow additional funds and effectively accelerates its Working Capital Revolver, and other factors described in "Management's Discussion and Analysis of Financial Condition and Results of Operation" contained in this report.

Given these uncertainties, all parties are cautioned not to place undue reliance on such Forward-Looking Statements. We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the Forward-Looking Statements contained herein to reflect future events or developments.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

 General The Certificate of Incorporation and By-laws of the Company provide for the division of the Board of Directors into three classes, each class consisting as nearly as possible of one-third of the whole. The term of office of one class of directors expires each year, with each class of directors elected for a term of three years and until the shareholders elect their qualified successors.

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

Series 2 Preferred The terms of the $3.25 Convertible Exchangeable Class C Preferred Stock, Series 2 ("Series 2 Preferred") provide that whenever dividends on the Series 2 Preferred are in arrears and unpaid in an amount equal to at least six quarterly dividends: (a) the number of members of the Board of Directors of the Company shall be increased by two effective as of the time of election of such directors; (b) the Company shall, upon the written request of the record holder of 10% of the shares of Series 2 Preferred, call a special meeting of the Preferred Stockholders for the purpose of electing such two additional directors; and (c) the Preferred Stockholders have the exclusive right to vote for and elect such two additional directors. In March 2002, the holders of the Company's Series 2 Preferred elected Dr. Allen Ford and Mr. Grant Donovan to serve as members of the Company's Board of Directors pursuant to the terms of the Series 2 Preferred.

The terms of the Series 2 Preferred provide that the right of the holders of the Series 2 Preferred to vote for such two additional directors shall terminate, subject to re-vesting in the event of a subsequent similar arrearage, when all cumulative and unpaid dividends on the Series 2 Preferred have been declared and set apart for payment. Also, pursuant to the terms of the Series 2 Preferred, the term of office will terminate immediately upon the termination of the right of the Series 2 Preferred holders to vote for such two additional directors, subject to the requirements of Delaware law. The Series 2 Preferred holders have the right to remove without cause at any time and replace either of the two directors that the Series 2 Preferred holders have elected.

 Directors Information regarding the Company's directors is as follows:

Jack E. Golsen, age 75. Mr. Golsen first became a director in 1969. His term will expire in 2004. Mr. Golsen, founder of the Company, is Chairman of the Board of Directors and Chief Executive Officer of the Company and has served in that capacity since the inception of the Company in 1969. During 1996, he was inducted into the Oklahoma Commerce and Industry Hall of Honor as one of Oklahoma's leading industrialists. Mr. Golsen has a degree from the University of New Mexico in Biochemistry.

Horace G. Rhodes, age 76. Mr. Rhodes first became a director in 1996. His term will expire in 2004. Mr. Rhodes is the Chairman of the law firm of Kerr, Irvine, Rhodes & Ables and has served in such capacity and has practiced law for more than five years. Since 1972 until 2001, he served as Executive Vice President and General Counsel for the Association of Oklahoma Life Insurance Companies and since 1982 served as Executive Vice President and General Counsel for the Oklahoma Life and Health Insurance Guaranty Association. Mr. Rhodes received his undergraduate and law degrees from the University of Oklahoma.

Charles A. Burtch, age 69. Mr. Burtch first became a director in 1999. His term will expire in 2004. Mr. Burtch was formerly Executive Vice-President and West Division Manager of BankAmerica, where he managed BankAmerica's asset-based lending division for the western third of the United States. He retired in 1998 and has since been engaged as a private investor. Mr. Burtch is a graduate of Arizona State University.

Raymond B. Ackerman, age 81. Mr. Ackerman first became a director in 1993. His term will expire in 2005. From 1972 until his retirement in 1992, Mr. Ackerman served as Chairman of the Board and President of Ackerman McQueen, Inc., the largest advertising and public relations firm headquartered in Oklahoma. He currently serves as Chairman Emeritus of the company. He retired as a Rear Admiral in the United States Naval Reserve. He is a graduate of Oklahoma City University, and in 1996, was awarded an honorary doctorate from the school. He was elected to the Oklahoma Hall of Fame in 1993.

Bernard G. Ille, age 77. Mr. Ille first became a director in 1971. His term will expire in 2005. Mr. Ille served as President and Chief Executive Officer of First Life Assurance Company from May 1988, until it was acquired by another company in March 1994. For more than five years prior to joining First Life, he served as President of United Founders Life Insurance Company. He is a director of Landmark Land Company, Inc., which was parent company of First Life. He is also a director for Quail Creek Bank, N.A. Mr. Ille is currently President of BML Consultants and a private investor. He is a graduate of the University of Oklahoma.

Donald W. Munson, age 71. Mr. Munson first became a director in 1997. His term will expire in 2005. From January 1988, until his retirement in August 1992, Mr. Munson served as President and Chief Operating Officer of Lennox Industries. Prior to his election as President and Chief Operating Officer of Lennox

Industries, he served as Executive Vice President of Lennox Industries' Division Operations, President of Lennox Canada and Managing Director of Lennox Industries' European Operations. Prior to joining Lennox Industries, Mr. Munson served in various capacities with the Howden Group, a company located in England, and The Trane Company, including serving as the managing director of various companies within the Howden Group and Vice President Europe for The Trane Company. He is currently a consultant and international distributor for the Ducane Company, an equipment manufacturer, and is serving as a member of the Board of Directors of Multi Clima SA, a French manufacturer of air conditioning - heating equipment, which a subsidiary of the Company has an option to acquire. Mr. Munson is a resident of England. He has degrees in mechanical engineering and business administration from the University of Minnesota.

Tony M. Shelby, age 62. Mr. Shelby first became a director in 1971. His term will expire in 2005. Mr. Shelby, a certified public accountant, is Executive Vice President and Chief Financial Officer of the Company, a position he has held for more than five years. Prior to becoming Senior Vice President and Chief Financial Officer of the Company, he served as Chief Financial Officer of a subsidiary of the Company and was with the accounting firm of Arthur Young & Co., a predecessor to Ernst & Young LLP. Mr. Shelby is a graduate of Oklahoma City University.

Barry H. Golsen, J.D., age 53. Mr. Golsen first became a director in 1981. His term will expire in 2006. Mr. Golsen has served as Vice Chairman of the Board of the Company since August 1994, and for more than five years has been the President of the Company's Climate Control Business. Mr. Golsen has both his undergraduate and law degrees from the University of Oklahoma.

David R. Goss, age 63. Mr. Goss first became a director in 1971. His term will expire in 2006. Mr. Goss a certified public accountant, is Executive Vice President of Operations of the Company and has served in substantially the same capacity for more than five years. Mr. Goss is a graduate of Rutgers University.

Robert C. Brown, M.D., age 73. Dr. Brown first became a director in 1969. His term will expire in 2006. Dr. Brown has practiced medicine for many years and is Vice President and Treasurer of Plaza Medical Group, P.C. Dr. Brown is a graduate of Tufts University and received his medical degree from Tufts University.

Grant J. Donovan, age 47. Mr. Donovan first became a director in 2002. Mr. Donovan is President and founder of Galehead, Inc. a company specializing on the collections of accounts receivable in the international maritime trade business. Prior to forming Galehead, Inc., Mr. Donovan was a partner in a real estate development firm specializing in revitalizing functionally obsolete industrial buildings. Mr. Donovan received his MBA from Stanford University and his undergraduate degree in Civil Engineering from the University of Vermont. He currently is on the board of directors of EngenderHealth, a 50 year old international aid organization focused on improving women's healthcare.

Dr. N. Allen Ford, age 61. Dr. Ford first became a director in 2002. Dr. Ford joined the University of Kansas in 1976. He received his Ph.D. in Accounting from the University of Arkansas. Dr. Ford's teaching and research duties focus mainly on taxation. At the University of Kansas, Professor Ford has won several teaching awards and is the Larry D. Horner/KPMG Peat Marwick Distinguished Professor of Accounting. Dr. Ford teaches the following courses in taxation: individual, corporate, partnership, S corporation, gift and estate tax. He is active in professional organizations such as the American Taxation Association and the American Accounting Association.

Family Relationships Jack E. Golsen is the father of Barry H. Golsen and the brother-in-law of Robert C. Brown, M.D. Robert C. Brown, M.D. is the uncle of Barry H. Golsen. David M. Shear is the nephew by marriage to Jack E. Golsen and son-in-law of Robert C. Brown, M.D.

 Executive Officers

Our officers serve one-year terms, renewable on an annual basis by the Board of Directors. Information regarding the Company's executive officers is as follows:

Jack E. Golsen	Board Chairman and Chief Executive Officer. See information regarding Mr. Golsen above under "Directors".

Barry H. Golsen	Board Vice Chairman, President, and President of the Climate Control Business. See information regarding Mr. Golsen above under "Directors".

David R. Goss	Executive Vice President of Operations and Director. See information regarding Mr. Goss above under "Directors".

Tony M. Shelby	Executive Vice President - Chief Financial Officer, and Director. See information regarding Mr. Shelby above under "Directors".

Jim D. Jones, age 62

Senior Vice President - Treasurer and Corporate Controller. Mr. Jones has been Senior Vice President, Treasurer and Corporate Controller since July 2003, and has served as an officer of the Company since April 1977.

David M. Shear, age 44	Vice President and General Counsel. Mr. Shear has been Vice President and General Counsel since March 1990, and has served as an officer of the Company since March 1990.

Audit Committee

 The Company has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The members of the Audit Committee are Messrs. Bernard Ille, Charles Burtch, Horace Rhodes, and Ray Ackerman. The Board has determined that each member of the Audit Committee is independent, as defined in the listing standards of the American Stock Exchange ("AMEX") as of the Company's fiscal year end. During 2003, the Audit Committee had seven meetings.

Audit Committee Financial Expert

While the Board of Directors endorses the effectiveness of the Company's Audit Committee, its membership does not presently include a director that qualifies for designation as an "Audit Committee Financial Expert", a new concept under federal regulations. However, each of our current members of the Audit Committee is able to read and understand fundamental financial statements and at least one of its members is "financially sophisticated" pursuant to the applicable AMEX rules. The Board of Directors believes that the background of each member of the Audit Committee is sufficient to fulfill the duties of the Audit Committee.

Although members of our Audit Committee are not professionally engaged in the practice of accounting or auditing, the Company's Board of Directors has concluded that the ability of the Company's Audit Committee to perform its duties would not be impaired by the absence of an "Audit Committee Financial Expert" since its members otherwise satisfy the AMEX standards.

 Section 16(a) Beneficial Ownership Reporting Compliance Based solely on a review of copies of the Forms 3, 4 and 5 and amendments thereto furnished to the Company with respect to 2003, or written representations that no such reports were required to be filed with the Securities and Exchange Commission, the Company believes that during 2003 all directors and officers of the Company and beneficial owners of more than 10% of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act filed their required Forms 3, 4, or 5, as required by Section 16(a) of the Securities Exchange Act of 1934, as amended, on a timely basis, except for Jack Golsen filed one late Form 4 to report two transactions.

Code of Ethics The Company and all of its subsidiary companies have adopted a Statement of Policy Concerning Business Conduct applicable to their employees. In addition, the Chief Executive Officer, the Chief Financial Officer, the principal accounting officer, and the controller of each of the Company's subsidiaries, or persons performing similar functions, are subject to the Company's Code of Ethics. The Company's Statement of Policy Concerning Business Conduct and the Code of Ethics will be available on the Company's website at www.lsb-okc.com. We will post any amendments to these documents, as well as any waivers that are required to be disclosed pursuant to the rules of either the Securities and Exchange Commission or the American Stock Exchange, on our website.

Item 11. EXECUTIVE COMPENSATION

 The following table shows the aggregate cash compensation which the Company and its subsidiaries paid or accrued to the Chief Executive Officer and each of the other four most highly-paid executive officers of the Company (which includes the Vice Chairman of the Board who also serves as President and President of the Company's Climate Control Business). The table includes cash paid for services rendered during 2003, plus any cash paid during 2003 for services rendered in a prior year, less any amount relating to those services previously included in the cash compensation table for a prior year.

Summary Compensation Table
Annual Compensation	Long-term Compensation Awards
Name and Position	Year	Salary ($)	Bonus ($) (1)	Securities Underlying Stock Options

Jack E. Golsen, Chairman of the Board of Directors and Chief Executive Officer	2003 2002 2001	477,400 477,400 477,400	- - -	- - -

Barry H. Golsen, Vice Chairman of the Board of Directors, President, and President of the Climate Control Business	2003 2002 2001	326,600 326,600 226,600	85,000 85,000 60,000	- - 20,000

David R. Goss, Executive Vice President of Operations	2003 2002 2001	209,577 190,500 190,500	- 75,000 50,000	- - 15,000

Tony M. Shelby, Executive Vice President and Chief Financial Officer	2003 2002 2001	214,108 190,500 190,500	- 85,000 100,000	- - 15,000

David M. Shear, Vice President and General Counsel	2003 2002 2001	184,077 165,000 165,000	- 50,000 50,000	- - 15,000

(1) Bonuses are for services rendered for the prior fiscal year.

Certain Option Grants in 2003 There were no individual grants of stock options made to any of the named executive officers in the above Summary Compensation table during 2003.

Aggregated Option Exercises in 2003
and Fiscal Year End Option Values

The following table sets forth information concerning the number and value of unexercised options held by each of the named executive officers during 2003 and the year-end value of unexercised options. None of these officers exercised options during 2003.

Number of Securities Underlying Unexercised Options at FY End (1)	Value of Unexercised In-the-Money Options at Fiscal Year End (1) (2)
Name	Exercisable/Unexercisable	Exercisable/Unexercisable
Jack E. Golsen	265,500 / -	$1,348,388 / -

Barry H. Golsen	163,000 / 12,000	$810,905 / $ 42,382

David R. Goss	191,000 / 9,000	$722,825 / $ 32,850

Tony M. Shelby	191,000 / 9,000	$722,825 / $ 32,850

David M. Shear	170,000 / 9,000	$676,220 / $ 32,850

(1) The stock options granted under the Company's stock option plans become exercisable 20% after one year from date of grant, an additional 20% after two years, an additional 30% after three years, and the remaining 30% after four years.

 (2) The values are based on the difference between the price of the Company's Common Stock on the American Stock Exchange at the close of trading on December 31, 2003 of $6.38 per share and the exercise price of such option. The actual value realized by a named executive officer on the exercise of these options depends on the market value of the Company's Common Stock on the date of exercise.

Other Plans The Board of Directors has adopted an LSB Industries, Inc., Employee Savings Plan (the "401(k) Plan") for the employees (including executive officers) of the Company and its subsidiaries, excluding certain (but not all) employees covered under union agreements. The 401(k) Plan is an employee contribution plan, and the Company and its subsidiaries make no contributions (with limited matching exceptions at two certain locations) to the 401(k) Plan. The amount that an employee may contribute to the 401(k) Plan equals a certain percentage of the employee's compensation, with the percentage based on the employee's income and certain other criteria as required under Section 401(k) of the Internal Revenue Code. The Company or subsidiary deducts the amounts contributed to the 401(k) Plan from the employee's compensation each pay period, in accordance with the employee's instructions, and pays the amount into the 401(k) Plan for the employee's benefit. The Summary Compensation Table set forth above includes any amount contributed and deferred during the 2003, 2002, and 2001 fiscal years pursuant to the 401(k) Plan by the named executive officers of the Company.

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

The two plans set forth above are in the process of being revised into a single proposed program which would provide a combined benefit. The details of the proposed program which will replace the death benefit plan and the non-qualified arrangement described above are being finalized. The proposed plan may be materially altered prior to such finalization. It provides for a non-qualified arrangement with certain key employees of the Company and its subsidiaries to provide compensation to such individuals in the event that they are employed by the Company or a subsidiary of the Company at age 65 (and participate in the plan for 10 years). Under the plan the employee will be eligible to receive a designated benefit as set forth in the plan for 10 years. In addition, if prior to attaining age 65 the employee dies while in the employment of the Company or a subsidiary of the Company, the designated beneficiary of the employee will receive a monthly benefit for a period of 10 years. The agreement with each employee would provide, in addition to being subject to other terms and conditions set forth in the agreement, that the Company may terminate the agreement as to any employee at any time prior to the employee's death. The Company has purchased insurance on the life of each employee covered under the proposed plan where the Company is the owner and sole beneficiary of the insurance policy, with the proceeds payable to the Company to provide a source of funds for the Company's obligations under the proposed plan. The Company may also fund a portion of the benefits by investing the proceeds of such insurance policies. Under the terms of the proposed plan, if the employee becomes disabled while in the employment of the Company or a wholly-owned subsidiary of the Company, the employee may request the Company to cash-in any life insurance on the life of such employee purchased to fund the Company's obligations under the plan. Jack E. Golsen participates only in the death benefit aspect of the proposed plan. The following table sets forth the amounts of annual benefits payable to the beneficiaries of the employee or to the executive officers named in the Summary Compensation Table set forth above under such proposed plan.
Name of Individual	Death Benefit Amount of Annual Payment	Maximum Salary Continuation Amount of Payment(1)
Jack E. Golsen	$120,050	$-
Barry H. Golsen	$97,213	$97,213
David R. Goss	$60,363	$60,363
Tony M. Shelby	$72,888	$72,888
David M. Shear	$37,500	$37,500

(1) This amount assumes that the employee attains age 65 and completes 10 years participation in the plan. Employees who reach age 65 prior to 10 years participation in the plan will receive a reduced benefit depending on years of participation.

Compensation of Directors

In 2003, the Company compensated eight non-employee directors $1,125 each for their services as directors on the Company's Board. Certain non-employee directors also served on the Board of Directors of the Company's subsidiary, ClimaChem, Inc. and received additional fees of $3,375 each for their services. The non-employee directors of the Company also received $500 for every meeting of the Board of Directors attended during 2003.

Mr. Ackerman received an additional $20,000 for his services on the Audit and Public Relations and Marketing Committees in 2003. Mr. Ille received an additional $20,000 for his services on the Audit, Public Relations and Marketing, and Executive Salary Review Committees in 2003. Messrs. Burtch and Rhodes received an additional $20,000 each for their services on the Audit Committee in 2003. Dr. Brown received an additional $20,000 for his services on the Executive Salary Review Committees in 2003. During 2003, Mr. Munson was paid $39,072 for consulting services in connection with developing the Company's European business.

As discussed in Item 12 "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," the Company maintains the 1993 Non-Employee Director Stock Option Plan and the Outside Directors Stock Purchase Plan. The Company did not grant options under these plans during 2003, 2002, or 2001.

Employment Contracts and Termination of Employment and Change in Control Arrangements

(a) Termination of Employment and Change in Control Agreements The Company has entered into severance agreements with Jack E. Golsen, Barry H. Golsen, Tony M. Shelby, David R. Goss, David M. Shear, and certain other officers of the Company and subsidiaries of the Company.

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

(b) Employment Agreement The Company has an employment agreement with Jack E. Golsen, the Chairman of the Board and President of the Company, which requires the Company to employ Mr. Golsen as an executive officer of the Company. The current term of the employment agreement will expire March 21, 2005; however, pursuant to an amendment to the employment agreement approved by the Board of Directors, the term will be automatically renewed for up to three additional three-year periods. The employment agreement may be terminated by either party by written notice at least one year prior to the expiration of the then current term. Under the terms of such employment agreement, Mr. Golsen shall be paid (a) an annual base salary at his 1995 base rate, as adjusted from time to time by the Executive Salary Review Committee, but such shall never be adjusted to an amount less than Mr. Golsen's 1995 base salary, (b) an annual bonus in an amount as determined by the Executive Salary Review Committee, and (c) receive from the Company certain other fringe benefits.

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

Compensation Committee Interlocks and Insider Participation The Company's Executive Salary Review Committee has the authority to set the compensation of all officers of the Company. This Committee generally considers and approves the recommendations of the President. The President does not make a recommendation regarding his own salary. The members of the Executive Salary Review Committee are the following non-employee directors: Robert C. Brown, M.D., and Bernard G. Ille. Neither Dr. Brown nor Mr. Ille is, or ever has been, an officer or employee of the Company or any of its subsidiaries. During 2003, the Executive Salary Review Committee had three meetings.

See "Compensation of Directors" for information concerning compensation paid to each non-employee director of the Company during 2003 for services as a director to the Company. See "Certain Relationships and Related Transactions" for information concerning compensation paid to an affiliate of Dr. Brown.

 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

 The following table sets forth the information as of December 31, 2003, with respect to our equity compensation plans.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by stockholders (1)	1,388,800	$2.28	495,500
Equity compensation plans not approved by stockholders (2)	1,149,000	$2.25	-
Total	2,537,800	$2.27	495,500

(1) Stockholder Approved Plans. The Company's equity compensation plans which are approved by the Company's stockholders are the following:

  1993 Stock Option and Incentive Plan (the "1993 Plan"). As of December 31, 2003, 483,000 shares are issuable under outstanding options granted under the 1993 Plan and no additional shares are available for future issuance.

  1998 Stock Option Plan (the "1998 Plan"). As of December 31, 2003, 800,800 shares are issuable under outstanding options

                                                    -59-

  granted under the 1998 Plan and 53,500 additional shares are available for future issuance.

  Outside Directors Stock Option Plan (the "Outside Directors Plan"), as of December 31, 2003, 105,000 shares are issuable under outstanding options granted under the Outside Directors Plan and 295,000 additional shares are available for future issuance. The Outside Directors Plan authorizes the Company to grant options to purchase common stock to each member of our Board of Directors who is not an officer or employee of the Company or its subsidiaries. These options become fully exercisable after six months and one day from the date of grant and lapse at the end of ten years. The exercise price of options granted under the Outside Directors Plan is equal to the market value of our common stock at the date of grant.

  1993 Non-Employee Directors Stock Option Plan (the "1993 Directors Plan"). As of December 31, 2003, no shares have been granted under the 1993 Directors Plan and 150,000 shares are available for future issuance. The 1993 Directors Plan authorizes the grant of nonqualified stock options to each member of our Board of Directors who is not an officer or employee of the Company or its subsidiaries. Options granted to non-employee Directors of the Company become fully exercisable after six months from the date of grant. Pursuant to the terms of the 1993 Directors Plan, each outside director receives an option to acquire 5,000 shares of our common stock on April 30 following the end of each year in which the Company realizes net income of $9.2 million or more for such year. The exercise price for these options is the fair market value of the shares of common stock at the time of grant. Each option granted under this plan expires upon the earlier of the termination as a member of our Board of Directors or the fifth anniversary of the date such option was granted.

The 1993 Plan and 1998 Plan each authorize the Company to grant options to purchase common stock to our employees. All outstanding options granted to employees under these plans have a term of 10 years and become exercisable as to 20% of the underlying shares after one year from date of grant, 40% after two years, 70% after three years, and 100% after four years. The exercise price of outstanding options granted under these plans is equal to the market value of the Company's common stock at the date of grant. However, with respect to participants who own 10% or more of our common stock at the date of grant, the options have a term of five years, and the exercise price is 110% of the market value at the date of grant.

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

  Effective December 1, 2002, the Company granted nonqualified options to purchase up to an aggregate 112,000 shares of common stock to former employees of two former subsidiaries. These options were part of the employees' severance compensation arising from the sale of the former subsidiaries' assets. Each recipient of a grant received options for the same number of shares and having the same exercise price as under the recipient's vested incentive stock options which expired upon the sale. Each nonqualified option was exercisable as of the date of grant and has a term of 10 years from the original date of grant. As of December 31, 2003, 108,000 shares are issuable under the following options: 34,000 have an exercise price of $4.188 per share and expire from August 18, 2004 through April 22, 2008, 34,000 have an exercise price of $2.37 per share and expire November 21, 2011, and 40,000 have an exercise price of $1.25 and expire July 8, 2009.

  On November 7, 2002, the Company granted to an employee of the Company a nonqualified stock option to acquire 50,000 shares of common stock at an exercise price of $2.62 per share in consideration of services rendered to the Company.

  On April 25, 2002, the Company granted to an employee of the Company a nonqualified stock option to acquire 6,000 shares of common stock in consideration of services to the Company. As of December 31, 2003, 3,000 shares are issuable at an exercise price of $4.188 per share.

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

  On July 8, 1999, in consideration of services to the Company, the Company granted nonqualified stock options to acquire 371,500 shares of common stock at an exercise price of $1.25 per share to Jack E. Golsen (176,500 shares), Barry H. Golsen (55,000 shares) and Steven J. Golsen (35,000 shares), David R. Goss (35,000 shares), Tony M. Shelby (35,000 shares), David M. Shear (35,000 shares) and granted to certain other employees nonqualified stock options to acquire a total of 165,000 shares of common stock at an exercise price of $1.25 per share in consideration of services to the Company.

  On April 22, 1998, the Company granted to certain employees and to each member of our Board of Directors who was not an officer or employee of the Company or its subsidiaries nonqualified stock options to acquire shares of common stock at an exercise price of $4.1875 per share in consideration of services to the Company. As

                                                    -61-

  of December 31, 2003, 139,000 shares are issuable under outstanding options under these agreements.

  On December 18, 1997, the Company granted to an employee nonqualified stock options to acquire 25,000 shares of common stock at an exercise price of $4.125 per share. The options became exercisable as to 30% of the underlying shares after two years from the date of grant, 60% after three years, and 100% after four years.

Security Ownership of Certain Beneficial Owners The following table shows the total number and percentage of the outstanding shares of the Company's voting Common Stock and voting Preferred Stock beneficially owned as of the close of business on April 2, 2004, with respect to each person (including any "group" as used in Section 13(d)(3) of the Securities Act of 1934, as amended) that the Company knows to have beneficial ownership of more than 5% of the Company's voting Common Stock and voting Preferred Stock. A person is deemed to be the beneficial owner of voting shares of Common Stock of the Company which he or she could acquire within 60 days of April 2, 2004.

Because of the requirements of the Securities and Exchange Commission as to the method of determining the amount of shares an individual or entity may beneficially own, the amounts shown below for an individual or entity may include shares also considered beneficially owned by others.
Name and Address of Beneficial Owner	Title of Class	Amounts of Shares Beneficially owned (1)	Percent of Class
Jack E. Golsen and members of his family (2)	Common Voting Preferred	4,781,195 1,020,000	(3 (4	) )	(5 (6	) )	(6)	33.3 99.9	% %
Kent C. McCarthy & affiliates (7)	Common	2,387,785	(7)					17.2%
Paul J. Denby (8)	Common	1,010,699	(8)					7.8%
James W. Sight (9)	Common	864,478	(9)					6.7%
Jay R. Petschek, Steven Major, & affiliates (10)	Common	743,600	(10)					5.6%

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

(3) Includes (a) the following shares over which Jack E. Golsen ("J. Golsen") has the sole voting and dispositive power: (i) 40,000 shares that he owns of record, (ii) 4,000 shares that he has the right to acquire upon conversion of a promissory note, (iii) 133,333 shares that he has the right to acquire upon the conversion of 4,000 shares of the Company's Series B 12% Cumulative Convertible Preferred Stock (the "Series B Preferred") owned of record by a trust, of which he is the sole trustee, (iv) 69,029 shares owned of record by a trust, of which he is the sole trustee, and (v) 265,000 shares that he has the right to acquire within the next 60 days under the Company's stock option plans; (b) 571,290 shares owned of record by Sylvia H. Golsen, and 284,915 shares owned of record by a trust, of which Sylvia H. Golsen is the sole trustee, over which she and her husband, J. Golsen share voting and dispositive power; (c) 246,616 shares over which Barry H. ("B. Golsen") has the sole voting and dispositive power, 533 shares owned of record by B. Golsen's wife, over which he shares the voting and dispositive power, and 163,000 shares that he has the right to acquire within the next 60 days under the Company's stock option plans; (d) 206,987 shares over which Steven J. Golsen ("S. Golsen") has the sole voting and dispositive power and 108,000 shares that he has the right to acquire within the next 60 days under the Company's stock option plans; (e) 213,806 shares held in trust for the grandchildren and great grandchild of J. Golsen and Sylvia H. Golsen of which B. Golsen, S. Golsen and Linda F. Rappaport ("L. Rappaport") jointly share voting and dispositive power; (f) 82,552 shares owned of record by L. Rappaport over which she has sole voting and dispositive power; (g) 1,306,199 shares owned of record by SBL Corporation ("SBL"), 39,177 shares that SBL has the right to acquire upon conversion of 9,050 shares of the Company's non-voting $3.25 Convertible Exchangeable Class C Preferred Stock, Series 2 (the "Series 2 Preferred"), 400,000 shares that SBL has the right to acquire upon conversion of 12,000 shares of Series B Preferred owned of record by SBL, and 250,000 shares that SBL has to right to acquire upon conversion of 1,000,000 shares of the Company's Series D 6% cumulative, convertible Class C preferred stock ("Series D Preferred") owned of record by SBL and (h) 88,100 shares owned of record by Golsen Petroleum Corporation ("GPC"), which is a wholly-owned subsidiary of SBL, 133,333 shares that GPC has the right to acquire upon conversion of 4,000 shares of Series B Preferred owned of record by GPC and 175,325 shares that GPC has the right to acquire upon conversion of 40,500 shares of Series 2 Preferred owned of record by GPC. SBL is wholly-owned by Sylvia H. Golsen (40% owner), B. Golsen (20% owner), S. Golsen (20% owner), and L. Rappaport (20% owner) and, as a result, SBL, J. Golsen, Sylvia H. Golsen, B. Golsen, S. Golsen, and L. Rappaport share the voting and dispositive power of the shares beneficially owned by SBL. SBL's address is 16 South Pennsylvania Avenue, Oklahoma City, Oklahoma 73107.

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

(5) Does not include 124,350 shares of Common Stock that L. Rappaport's husband owns of record and 185,000 shares which he has the right to acquire within the next 60 days under the Company's stock option plans, all of which L. Rappaport disclaims beneficial ownership. Does not include 256,120 shares of Common Stock owned of record by certain trusts for the benefit of B.

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

(7) Kent C. McCarthy, manager of Jayhawk Capital Management, L.L.C. ("Jayhawk"), a Delaware limited liability company and investment advisor, is deemed to beneficially own 2,387,785 shares of the Company's Common Stock (which includes 1,164,285 shares of Common Stock receivable upon conversion of 268,950 shares of Series 2 Preferred and 112,500 shares of Common Stock that may be acquired upon exercise of warrants). This number of shares includes the shares Mr. McCarthy personally owns, as well as the shares he controls as manager and sole member of Jayhawk. As manager and sole member of Jayhawk, Mr. McCarthy has sole voting and dispositive power over the Common Stock beneficially owned by Jayhawk. Jayhawk is deemed to have beneficial ownership of 2,113,755 shares of the Company's Common Stock (which includes 1,061,255 shares of Common Stock receivable upon conversion of 245,150 shares of Series 2 Preferred and 112,500 shares of Common Stock that may be acquired upon exercise of warrants), all of which shares are held in portfolios of (a) Jayhawk Institutional Partners, L.P. ("Jayhawk Institutional"), a Delaware limited partnership, (1,743,192 shares of Common Stock which includes 690,692 shares of Common Stock receivable upon conversion of 159,550 shares of Series 2 Preferred and 112,500 shares of Common Stock that may be acquired upon exercise of warrants), (b) Jayhawk Investments, L.P. ("Jayhawk Investments"), a Delaware limited partnership, (370,562 shares of Common Stock receivable upon conversion of 85,600 shares of Series 2 Preferred), and (c) Lucky Henry, L.P., ("Lucky Henry"), a Delaware limited partnership. Jayhawk is the general partner and manager of Jayhawk Institutional, Jayhawk Investments, and Lucky Henry and, as such, has sole voting and dispositive power over these shares. Mr. McCarthy disclaims beneficial ownership of all such shares other than his personal holdings. Mr. McCarthy's address is 8201 Mission Road, Suite 110, Prairie Village, Kansas 66208. See "Item 13. Certain Relationships and Related Transactions."

(8) Paul J. Denby advised the Company that he has voting and dispositive power over 1,010,699 shares of Common Stock (which includes 234,199 shares of Common Stock receivable upon conversion of 54,100 shares of Series 2 Preferred). This number of shares includes 38,224 shares beneficially owned by Mr. Denby's spouse over which Mr. Denby shares voting and dispositive power. Mr. Denby's address is 4613 Redwood Court, Irving, Texas 75038.

(9) James W. Sight has sole voting and dispositive power over 864,478 shares of Common Stock (which includes 175,325 shares of Common Stock receivable upon conversion of 40,500 shares of Series 2 Preferred). Mr. Sight's address is 8500 College Boulevard, Overland Park, Kansas 66210.

(10) Jay R. Petschek, as a controlling person of Corsair Management, is deemed to beneficially own 743,600 shares, comprised of 15,000 shares Mr.

Petschek owns personally or through separate accounts managed by him, and 728,600 shares beneficially owned by Corsair Management. Steven Major, as a controlling person of Corsair Management, is deemed to beneficially own 743,600 shares, comprised of 15,000 shares beneficially owned by him, and 728,600 shares owned by Corsair Management. Mr. Petschek has sole voting and dispositive power over the 15,000 shares owned by him or through accounts managed by him. Mr. Major and Mr. Petschek share voting and dispositive power over the 728,600 shares beneficially owned by Corsair Management. Corsair Management beneficially owns 19,650 shares of Common Stock held in separate accounts managed by it, and, as the investment manager, is deemed to beneficially own 708,950 shares of Common Stock held in the portfolios of (a) Corsair Capital Partners, L.P., a Delaware limited partnership, (440,256 shares of Common Stock), (b) Corsair Long Short International, Ltd., a Cayman Islands entity, (40,000 shares of Common Stock), (c) Corsair Select, L.P., a Delaware limited partnership, (190,850 shares of Common Stock), (d) Corsair Capital Partners 100, L.P., a Delaware limited partnership, (19,636 shares of Common Stock), and (e) Corsair Capital Investors, Ltd, a Cayman Islands entity, (18,208 shares of Common Stock). Mr. Petschek, Mr. Major, and Corsair Management have shared voting and dispositive power over the 19,650 shares held in separate accounts of Corsair Management. Mr. Petschek, Mr. Major, and Corsair Management share voting and dispositive power with each respective entity listed above. The principal business address for each of Corsair Capital, Corsair Select, Corsair 100, Corsair Management, Mr. Petschek and Mr. Major is 350 Madison Avenue, 9th Floor, New York, New York 10017. The principal business address for each of Corsair International and Corsair Investors is c/o M&C Corporate Services Limited, P.O. Box 309, Ugland House, 113 South Church Street, George Town, Grand Cayman, Cayman Islands, British West Indies. Information set forth in this footnote is based upon Schedule 13-D filed on January 15, 2004 by Corsair Capital, Corsair Select, Corsair 100, Corsair Management, Corsair International, Corsair Investors, Mr. Petschek and Mr. Major.

Security Ownership of Management The following table sets forth information obtained from the directors of the Company and the directors and executive officers of the Company as a group as to their beneficial ownership of the Company's voting Common Stock and voting Preferred Stock as of April 2, 2004.

Because of the requirements of the Securities and Exchange Commission as to the method of determining the amount of shares an individual or entity may own beneficially, the amount shown below for an individual may include shares also considered beneficially owned by others. Any shares of stock which a person does not own, but which he or she has the right to acquire within 60 days of April 2, 2004, are deemed to be outstanding for the purpose of computing the percentage of outstanding stock of the class owned by such person but are not deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person.

Name of Beneficial Owner	Title of Class	Amount of Shares Beneficially Owned (1)	Percent of Class
Raymond B. Ackerman	Common	21,000	(2)	*
Robert C. Brown, M.D.	Common	208,329	(3)	1.6%
Charles A. Burtch	Common	15,000	(4)	*
Grant J. Donovan	Common	44,169	(5)	*
Dr. N. Allen Ford	Common	432	(6)	*
Barry H. Golsen	Common Voting Preferred	3,008,889 1,016,000	(7) (7)	21.7 99.5	% %
Jack E. Golsen	Common Voting Preferred	3,759,701 1,020,000	(8) (8)	26.7 99.9	% %
David R. Goss	Common	303,272	(9)	2.4%
Bernard G. Ille	Common	45,000	(10)	*
Donald W. Munson	Common	16,432	(11)	*
Horace G. Rhodes	Common	20,000	(12)	*
Tony M. Shelby	Common	354,729	(13)	2.8%
Directors and Executive Officers as a group number (14 persons)	Common Voting Preferred	5,821,817 1,020,000	(14)	38.6 99.9	% %

* Less than 1%.

 (1) The Company based the information, with respect to beneficial ownership, on information furnished by each director or officer, contained in filings made with the Securities and Exchange Commission, or contained in the Company's records.

(2) This amount includes the following shares over which Mr. Ackerman shares voting and dispositive power: (a) 2,000 shares held by Mr. Ackerman's trust, and (b) 4,000 shares held by the trust of Mr. Ackerman's wife. The remaining 15,000 shares of Common Stock included herein are shares that Mr. Ackerman may acquire pursuant to currently exercisable non-qualified stock options granted to him by the Company.

(3) The amount shown includes 15,000 shares of Common Stock that Dr. Brown may acquire pursuant to currently exercisable non-qualified stock options granted to him by the Company. The shares, with respect to which Dr. Brown shares the voting and dispositive power, consists of 122,516 shares owned by Dr. Brown's wife, 50,727 shares owned by Robert C. Brown, M.D., Inc., a corporation wholly-owned by Dr. Brown, and 20,086 shares held by the Robert C. Brown M.D., Inc. Employee Profit Sharing Plan, of which Dr. Brown serves as the trustee. The amount shown does not include 46,097 shares owned directly, or through trusts, by the children of Dr. Brown and the son-in-law of Dr. Brown, David M. Shear, all of which Dr. Brown disclaims beneficial ownership.

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

(6) Dr. Ford has sole voting and dispositive power over these shares that Dr. Ford has the right to acquire upon conversion of 100 shares of Series 2 Preferred.

(7) See footnotes (3), (4), and (6) of the table under "Security Ownership of Certain Beneficial Owners" of this item for a description of the amount and nature of the shares beneficially owned by B. Golsen.

(8) See footnotes (3), (4), and (6) of the table under "Security Ownership of Certain Beneficial Owners" of this item for a description of the amount and nature of the shares beneficially owned by J. Golsen.

(9) Mr. Goss has the sole voting and dispositive power over these shares, which include 191,000 shares that Mr. Goss has the right to acquire within 60 days pursuant to options granted under the Company's stock option plans.

(10) The amount includes (a) 15,000 shares that Mr. Ille may purchase pursuant to currently exercisable non-qualified stock options, over which Mr. Ille has the sole voting and dispositive power, and (b) 20,000 shares owned of record by Mr. Ille's wife, voting and dispositive power of which are shared by Mr. Ille and his wife.

(11) Mr. Munson has the sole voting and dispositive power over these shares, which include (a) 432 shares of Common Stock that Mr. Munson has the right to acquire upon conversion of 100 shares of Series 2 Preferred and (b) 15,000 shares that Mr. Munson may purchase pursuant to currently exercisable non-qualified stock options.

(12) Mr. Rhodes has sole voting and dispositive power over these shares, which include 15,000 shares that may be acquired by Mr. Rhodes pursuant to currently exercisable non-qualified stock options granted to him by the Company.

(13) Mr. Shelby has the sole voting and dispositive power over these shares, which include 191,000 shares that Mr. Shelby has the right to acquire within 60 days pursuant to options granted under the Company's stock option plans and 15,151 shares that Mr. Shelby has the right to acquire upon conversion of 3,500 shares of Series 2 Preferred.

(14) The amount shown includes 1,225,544 shares of Common Stock that executive officers, directors, or entities controlled by executive officers and directors of the Company have the right to acquire within 60 days.

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

In 1983, LSB Chemical Corp. ("LSB Chemical"), a subsidiary of the Company, acquired all of the outstanding stock of El Dorado Chemical Company ("EDC") from its then four stockholders ("Ex-Stockholders"). A substantial portion of the purchase price consisted of an earnout based primarily on the annual after-tax earnings of EDC for a ten-year period. During 1989, two of the Ex-Stockholders received LSB Chemical promissory notes for a portion of their earnout, in lieu of cash, totaling approximately $896,000, payable $496,000 in January 1990, and $400,000 in May, 1994. LSB Chemical agreed to a buyout of the balance of the earnout from the four Ex-Stockholders for an aggregate purchase amount of $1,231,000. LSB Chemical purchased for cash the earnout from two of the Ex-Stockholders and issued multi-year promissory notes totaling $676,000 to the other two Ex-Stockholders. Jack E. Golsen guaranteed LSB Chemical's payment obligation under the promissory notes. The unpaid balance of these notes at March 31, 2004, was $400,000.

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

On October 18, 2001, the Company, Prime, and SBL entered into an agreement (the "Agreement") whereby the Company issued to SBL 1,000,000 shares of a newly created series of Series D Convertible Preferred Stock in the Company ("Series D Preferred Stock"). In consideration of the issuance of the Series D Preferred stock, SBL (a) reduced the principal amount of the Prime Note by $1,000,000, (b) caused Prime's limited guaranty to be reduced to an amount not to exceed $350,000, and (c) caused the shares of LSB common stock pledged by Prime to SBL's lender to be reduced by 1,000,000 shares. In February 2003, SBL's lender terminated Prime's limited guaranty and released all shares of LSB common stock pledged by Prime to secure the limited guaranty. At March 31, 2004, $50,000 remains outstanding under the Prime Note which is payable on demand.

Each share of Series D Preferred Stock issued to SBL has, among other things, .875 votes and the right to vote as a class with the Company's common stock, a liquidation preference of $1.00 per share, cumulative dividends at the rate of 6% per annum, and is convertible into LSB common stock on the basis of four shares of Preferred Stock into one share of common stock. Dividends on the Series D Preferred Stock issued to SBL will be paid only after accrued and unpaid dividends are paid on the Company's Series 2

Preferred. At March 31, 2004, there was $9.6 million in accrued but unpaid dividends due on the Series 2 Preferred.

Effective March 25, 2003, the Company completed a private placement to Jayhawk Institutional Partners, L.P. ("Jayhawk Institutional") of 450,000 shares of the Company's common stock and a five year warrant to purchase up to 112,500 shares of the Company's common stock at an exercise price of $3.49 per share, subject to anti-dilution adjustments under certain conditions.  The total price paid by Jayhawk to the Company for the shares of common stock and the warrant was $1,570,500.  The average closing price of the Company's common stock over the 30 day period prior to the transaction was $3.49. Jayhawk has certain registration rights. See "Security Ownership of Certain Beneficial Owners" for a description of the beneficial ownership of our common stock by Kent C. McCarthy and affiliates, including Jayhawk Institutional.

 ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Independent Auditors

 Audit Fees

The aggregate fees billed by Ernst & Young LLP for professional services rendered for the audit of the Company's annual financial statements for the fiscal years ended December 31, 2003 and 2002, for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q for those fiscal years, and for review of documents filed with the Securities and Exchange Commission for those fiscal years were approximately $555,750 and $482,900, respectively.

Audit-Related Fees

Ernst & Young LLP billed the Company $32,000 and $42,230 during 2003 and 2002, respectively, for audit-related services, which included benefit plan audit and accounting consultations.

Tax Fees

Ernst & Young LLP billed $94,000 and $93,140 during 2003 and 2002, respectively, for tax services to the Company, which included tax return review and preparation and tax consultations and planning.

All Other Fees

The Company did not engage its accountants to provide any other services for the fiscal years ended December 31, 2003 and 2002.

Engagement of the Independent Auditor

The Audit Committee is responsible for approving all engagements with Ernst & Young LLP to perform audit or non-audit services for us prior to us engaging Ernst & Young LLP to provide those services. All of the services under the headings Audit Related, Tax Services, and All Other Fees were approved by the Audit Committee pursuant to paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X of the Exchange Act. The Audit Committee of the Company's Board of Directors has considered whether Ernst & Young LLP's provision of the services described above for the fiscal years ended December 31, 2003 and 2002, is compatible with maintaining its independence.

 Audit Committee's Pre-Approval Policies and Procedures All audit and non-audit services that may be provided by our principal accountant, Ernst & Young LLP to the Company shall require pre-approval by the Audit Committee. Further, Ernst & Young LLP shall not provide those services to the Company specifically prohibited by the Securities and Exchange Commission, including bookkeeping or other services related to the accounting records or financial statements of the audit client; financial information systems design and implementation; appraisal or valuation services, fairness opinion, or contribution-in-kind reports; actuarial services; internal audit outsourcing services; management functions; human resources; broker-dealer, investment adviser, or investment banking services; legal services and expert services unrelated to the audit; and any other service that the Public Company Oversight Board determines, by regulation, is impermissible.

 PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
  (1) Financial Statements

The following consolidated financial statements of the Company appear immediately following this Part IV:
Pages

Report of Independent Auditors	F-1

Consolidated Balance Sheets at December 31, 2003 and 2002	F-2 to F-3

Consolidated Statements of Income for each of the three years in the period ended December 31, 2003	F-4

Consolidated Statements of Stockholders' Equity (Deficit) for each of the three years in the period ended December 31, 2003	F-5 to F-6

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2003	F-7 to F-8

Notes to Consolidated Financial Statements	F-9 to F-61

Quarterly Financial Data (Unaudited)	F-62 to F-64

(a) (2) Financial Statement Schedule

The Company has included the following schedules in this report:

I - Condensed Financial Information of Registrant                                     F-65 to F-68

II - Valuation and Qualifying Accounts                                                F-69 to F-70

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

4.5. Specimen Certificate for the Company's Common Stock, which the Company incorporates by reference from Exhibit 4.4 to the Company's Registration Statement No. 33-61640.

4.6. Renewed Rights Agreement, dated January 6, 1999, between the Company and Bank One, N.A., which the Company hereby incorporates by reference from Exhibit No. 1 to the Company's Form 8-A Registration Statement, dated January 27, 1999.

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

4.10. Form of 10 3/4% Series B Senior Notes due 2007 which the Company hereby incorporates by reference from Exhibit 4.3 to the ClimaChem Registration Statement, No. 333-44905.

4.11. Loan and Security Agreement, dated April 13, 2001 by and among LSB Industries, Inc., ClimaChem and each of its Subsidiaries that are Signatories, the Lenders that are Signatories and Foothill Capital Corporation, which the Company hereby incorporates by reference from Exhibit 10.51 to ClimaChem, Inc.'s amendment No. 1 to Form 10-K for the fiscal year ended December 31, 2000.

4.12. Second Amendment to Loan and Security Agreement, dated May 24, 2002, by and among the Company, LSB, certain subsidiaries of the Company, Foothill Capital Corporation and Congress Financial Corporation (Southwest), which the Company hereby incorporates by reference from Exhibit 4.1 to the Company's Form 8-K, dated May 24, 2002. Omitted are exhibits and schedules attached thereto. The Agreement contains a list of such exhibits and schedules, which the Company agrees to file with the Commission supplementally upon the Commission's request.

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

4.14. Fourth Amendment, dated as of March 3, 2003, to the Loan and Security Agreement dated as of April 13, 2001, as amended by the First, Second, and Third Amendments, by and among LSB Industries, Inc., ClimaChem, Inc., and certain subsidiaries of ClimaChem, Inc., Congress Financial Corporation (Southwest) and Foothill Capital Corporation, which the Company hereby incorporates by reference from Exhibit 4.18 to the Company's Form 10-K for the fiscal year ended December 31, 2002.

4.15. Fifth Amendment, dated as of December 31, 2003, to the Loan and Security Agreement dated as of April 13, 2001, as amended by the First, Second, Third and Fourth Amendments, by and among LSB Industries, Inc., ClimaChem, Inc., and certain subsidiaries of ClimaChem, Inc., Congress Financial Corporation (Southwest) and Wells Fargo Foothill, Inc.

4.16. Waiver and Consent, dated March 25, 2004, to the Loan and Security Agreement, dated as of April 13, 2001 (as amended to date), by and among LSB Industries, Inc., ClimaChem, Inc., and certain subsidiaries of ClimaChem, Inc. and Wells Fargo Foothill, Inc.

4.17. Securities Purchase Agreement, dated May 24, 2002 ("Agreement"), which the Company hereby incorporates by reference from Exhibit 4.2 to the Company's Form 8-K, dated May 24, 2002. Omitted are exhibits and schedules attached thereto. The Agreement contains a list of such exhibits and schedules, which the Company agrees to file with the Commission supplementally upon the Commission's request.

4.18. Promissory Note, dated May 24, 2002, granted by the Company in favor of one of the Lenders in the original principal amount of $7,786,927, which the Company hereby incorporates by reference from Exhibit 4.4 to theCompany's Form 8-K, dated May 24, 2002. Substantially similar Promissory Notes, dated May 24, 2002, were granted by the Company to each of the other Lenders in the original principal amount indicated: (a) a Promissory Note granted in favor of one Lender in the original principal amount of $3,478,410, (b) two Promissory Notes granted in favor of a Lender in the original aggregate principal amount of $20,000,000, (c) a Promissory Note granted in favor of a Lender in the original principal amount of $3,734,663. Copies of these Promissory Notes will be provided to the Commission upon request.

4.19. Letter, dated July 10, 2002, to document certain items not reflected in the Securities Purchase Agreement which the Company hereby incorporates by reference from Exhibit 4.5 to the Company's Form 10-Q for the fiscal quarter ended June 30, 2002.

4.20. Second Amendment to Securities Purchase Agreement, dated February 28, 2003 by and among ClimaChem, Inc. and certain of its subsidiaries, the Purchasers and Guggenheim Investment Management, LLC., which the Company hereby incorporates by reference from Exhibit 4.17 to the Company's Form 10-K for the fiscal year ended December 31, 2002.

 4.21. Letter, dated March 3, 2003, to document the consent to increase capital expenditures, as defined in the Securities Purchase Agreement, which the Company hereby incorporates by reference from Exhibit 4.19 to the Company's Form 10-K for the fiscal year ended December 31, 2002.

4.22. Letter, dated December 31, 2003, to document the consent to changes to the EBITDA covenants, as defined in the Securities Purchase Agreement.

4.23. Waiver and Consent, dated March 17, 2004, to the Securities Purchase Agreement, dated as of May 24, 2002 (as amended to date) by and among ClimaChem, Inc. and certain of its subsidiaries and Guggenheim Investment Management, LLC.

4.24. Letter, dated March 18, 2004, to document the consent to the prepayment of the ClimaChem, Inc. debt to LSB Industries, Inc.

10.1. Limited Partnership Agreement dated as of May 4, 1995, between the general partner, and LSB Holdings, Inc., an Oklahoma Corporation, as limited partner which the Company hereby incorporates by reference from Exhibit 10.11 to the Company's Form 10-K for the fiscal year ended December 31, 1995.

10.2. Form of Death Benefit Plan Agreement between the Company and the employees covered under the plan, which the Company hereby incorporates by reference from Exhibit 10(c) (1) to the Company's Form 10-K for the year ended December 31, 1980.

10.3. The Company's 1993 Stock Option and Incentive Plan which the Company hereby incorporates by reference from Exhibit 10.6 to the Company's Form 10-K for the fiscal year ended December 31, 1993.

10.4. The Company's 1993 Non-employee Director Stock Option Plan which the Company hereby incorporates by reference from Exhibit 10.7 to the Company's Form 10-K for the fiscal year ended December 31, 1993.

10.5. First Amendment to Non-Qualified Stock Option Agreement, dated March 2, 1994, and Second Amendment to Stock Option Agreement, dated April 3, 1995, each between the Company and Jack E. Golsen, which the Company hereby incorporates by reference from Exhibit 10.1 to the Company's Form 10-Q for the fiscal quarter ended March 31, 1995.

10.6. Non-Qualified Stock Option Agreement, dated April 22, 1998, between the Company and Robert C. Brown, M.D. The Company entered into substantially identical agreements with Bernard G. Ille, Raymond B. Ackerman, Horace G. Rhodes, and Donald W. Munson. The Company will provide copies of these agreements to the Commission upon request.

10.7. The Company's 1998 Stock Option and Incentive Plan, which the Company hereby incorporates by reference from Exhibit 10.44 to the Company's Form 10-K for the year ended December 31, 1998.

10.8. LSB Industries, Inc. 1998 Stock Option and Incentive Plan which the Company hereby incorporates by reference from Exhibit "B" to the LSB Proxy Statement, dated May 24, 1999, for Annual Meeting of Stockholders.

10.9. LSB Industries, Inc. Outside Directors Stock Option Plan which the Company hereby incorporates by reference from Exhibit "C" to the LSB Proxy Statement, dated May 24, 1999, for Annual Meeting of Stockholders.

10.10. Nonqualified Stock Option, dated December 1, 2002, between the Company and William Manion, which the Company hereby incorporates by reference from Exhibit 10.54 to the Company's Form 10-K/A Amendment No.1 for the fiscal year ended December 31, 2002. The Company entered into substantially identical nonqualified stock option agreements with three other former employees for the purchase of 34,000 shares at an exercise price of $2.73 per share, expiring on November 21, 2011, 40,000 shares at an exercise price of $1.25 per share, expiring on July 8, 2009, 31,000 shares at an exercise price of $4.188 per share, expiring on August 18, 2004 through April 22, 2008 and 4,000 shares at an exercise price of $9.00 per share, expired on March 19, 2003, copies of which will be provided to the Commission upon request.

10.11. Nonqualified Stock Option Agreement, dated November 7, 2002, between the Company and John J. Bailey Jr, which the Company hereby incorporates by reference from Exhibit 55 to the Company's Form 10-K/A Amendment No.1 for the fiscal year ended December 31, 2002.

10.12. Nonqualified Stock Option Agreement, dated November 29, 2001, between the Company and Dan Ellis, which the Company hereby incorporates by reference from Exhibit 10.56 to the Company's Form 10-K/A Amendment No.1 for the fiscal year ended December 31, 2002.

10.13. Nonqualified Stock Option Agreement, dated July 20, 2000, between the Company and Claude Rappaport for the purchase of 80,000 shares of common stock, which the Company hereby incorporates by reference from Exhibit 10.57 to the Company's Form 10-K/A Amendment No.1 for the fiscal year ended December 31, 2002. Substantially similar nonqualified stock option agreements were entered into with Mr. Rappaport (40,000 shares at an exercise price of $1.25 per share, expiring on July 20, 2009), (5,000 shares at an exercise price of $5.362 per share, expiring on July 20, 2007), and (60,000 shares at an exercise price of $1.375 per share, expiring on July 20, 2009), copies of which will be provided to the Commission upon request.

10.14. Nonqualified Stock Option Agreement, dated July 8, 1999, between the Company and Jack E. Golsen, which the Company hereby incorporates by reference from Exhibit 10.58 to the Company's Form 10-K/A Amendment No.1 for the fiscal year ended December 31, 2002. Substantially similar nonqualified stock options were granted to Barry H. Golsen (55,000 shares), Stephen J. Golsen (35,000 shares), David R. Goss (35,000 shares), Tony M. Shelby (35,000 shares), David M. Shear (35,000 shares) and five other employees (165,000 shares), copies of which will be provided to the Commission upon request.

10.15. Nonqualified Stock Option Agreement, dated December 18, 1997, between the Company and Dan Ellis, which the Company hereby incorporates by reference from Exhibit 10.59 to the Company's Form 10-K/A Amendment No.1 for the fiscal year ended December 31, 2002.

10.16. Severance Agreement, dated January 17, 1989, between the Company and Jack E. Golsen, which the Company hereby incorporates by reference from Exhibit 10.48 to the Company's Form 10-K for fiscal year ended December 31, 1988. The Company also entered into identical agreements with Tony M. Shelby, David R. Goss, Barry H. Golsen, David M. Shear, and Jim D. Jones and the Company will provide copies thereof to the Commission upon request.

10.17. Employment Agreement and Amendment to Severance Agreement dated January 12, 1989 between the Company and Jack E. Golsen, dated March 21, 1996 which the Company hereby incorporates by reference from Exhibit 10.15 to the Company's Form 10-K for fiscal year ended December 31, 1995.

10.18. First Amendment to Employment Agreement, dated April 29, 2003, between the Company and Jack E. Golsen, which the Company hereby incorporates by reference from Exhibit 10.52 to the Company's Form 10-K/A Amendment No.1 for the fiscal year ended December 31, 2002.

10.19. Baytown Nitric Acid Project and Supply Agreement dated June 27, 1997, by and among El Dorado Nitrogen Company, El Dorado Chemical Company and Bayer Corporation which the Company hereby incorporates by reference from Exhibit 10.2 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1997. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF COMMISSION ORDER CF #5551, DATED SEPTEMBER 25, 1997, GRANTING A REQUEST FOR CONFIDENTIAL TREATMENT UNDER THE FREEDOM OF INFORMATION ACT AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.

 10.20. First Amendment to Baytown Nitric Acid Project and Supply Agreement, dated February 1, 1999, between El Dorado Nitrogen Company and Bayer Corporation, which the Company hereby incorporates by reference from Exhibit 10.30 to the Company's Form 10-K for the year ended December 31, 1998. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF COMMISSION ORDER CF #7927, DATED JUNE 9, 1999, GRANTING A REQUEST FOR CONFIDENTIAL TREATMENT UNDER THE FREEDOM OF INFORMATION ACT AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.

10.21. Service Agreement, dated June 27, 1997, between Bayer Corporation and El Dorado Nitrogen Company which the Company hereby incorporates by reference from Exhibit 10.3 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1997. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF COMMISSION ORDER CF #5551, DATED SEPTEMBER 25, 1997, GRANTING A REQUEST FOR CONFIDENTIAL TREATMENT UNDER THE FREEDOM OF INFORMATION ACT AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.

 10.22. Ground Lease dated June 27, 1997, between Bayer Corporation and El Dorado Nitrogen Company which the Company hereby incorporates by reference from Exhibit 10.4 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1997. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF COMMISSION ORDER CF #5551, DATED SEPTEMBER 25, 1997, GRANTING A REQUEST FOR CONFIDENTIAL TREATMENT UNDER THE FREEDOM OF INFORMATION ACT AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.

10.23. Participation Agreement, dated as of June 27, 1997, among El Dorado Nitrogen Company, Boatmen's Trust Company of Texas as Owner Trustee, Security Pacific Leasing Corporation, as Owner Participant and a Construction Lender, Wilmington Trust Company, Bayerische Landes Bank, New York Branch, as a Construction Lender and the Note Purchaser, and Bank of America National Trust and Savings Association, as Construction Loan Agent which the Company hereby incorporates by reference from Exhibit 10.5 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1997. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF COMMISSION ORDER CF #5551, DATED SEPTEMBER 25, 1997, GRANTING A REQUEST FOR CONFIDENTIAL TREATMENT UNDER THE FREEDOM OF INFORMATION ACT AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.

 10.24. Lease Agreement, dated as of June 27, 1997, between Boatmen's Trust Company of Texas as Owner Trustee and El Dorado Nitrogen Company which the Company hereby incorporates by reference from Exhibit 10.6 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1997.

10.25. Security Agreement and Collateral Assignment of Construction Documents, dated as of June 27, 1997, made by El Dorado Nitrogen Company which the Company hereby incorporates by reference from Exhibit 10.7 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1997.

10.26. Security Agreement and Collateral Assignment of Facility Documents, dated as of June 27, 1997, made by El Dorado Nitrogen Company and consented to by Bayer Corporation which the Company hereby incorporates by reference from Exhibit 10.8 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1997.

10.27. Letter Agreement, dated March 12, 1999, between Kestrel Aircraft Company and LSB Industries, Inc., Prime Financial Corporation, Herman Meinders, Carlan K. Yates, Larry H. Lemon, Co-Trustee Larry H. Lemon Living Trust, which the Company hereby incorporates by reference from Exhibit 10.45 to the Company's Form 10-K for the year ended December 31, 1998.

10.28. Loan Agreement dated December 23, 1999 between Climate Craft, Inc. and the City of Oklahoma City, which the Company hereby incorporates by reference from Exhibit 10.49 to the Company's Amendment No. 2 to its 1999 Form 10-K.

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

10.31. Agreement, dated April 2, 2001, between Crystal City Nitrogen Company and River Cement Company, which the Company hereby incorporates by reference from Exhibit 10.57 to the Company's Form 10-K for the fiscal year ended December 31, 2000.

10.32. Assignment, dated May 8, 2001, between Climate Master, Inc. and Prime Financial Corporation, which the Company hereby incorporates by reference from Exhibit 10.2 to the Company's Form 10-Q for the fiscal quarter ended March 31, 2001.

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

10.35. Option Agreement, dated May 8, 2001, between Raptor Master, L.L.C. and Climate Master, Inc., which the Company hereby incorporates by reference from Exhibit 10.5 to the Company's Form 10-Q for the fiscal quarter ended March 31, 2001.

10.36. Stock Purchase Agreement, dated September 30, 2001, by and between Summit Machinery Company and SBL Corporation, which the Company hereby incorporates by reference from Exhibit 10.1 to the Company' Form 10-Q for the fiscal quarter ended September 30, 2001.

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

10.41. Agreement, dated August 4, 2001, between El Dorado Chemical Company and Paper, Allied-Industrial, Chemical and Energy Workers International Union AFL-C10 and its Local 5-434, which the Company hereby incorporates by reference from Exhibit 10.65 to the Company's Form 10-K for the fiscal year ended December 31, 2001.

10.42. Agreement, dated October 16, 2001, between El Dorado Chemical Company and International Association of Machinists and Aerospace Workers, AFL-C10 Local No. 224, which the Company hereby incorporates by reference from Exhibit 10.66 to the Company's Form 10-K for the fiscal year ended December 31, 2001.

10.43. Warrant, dated May 24, 2002, granted by the Company to a Lender for the right to purchase up to 132,508 shares of the Company's common stock at an exercise price of $0.10 per share, which the Company hereby incorporates by reference from Exhibit 99.1 to the Company's Form 8-K, dated May 24, 2002. Four substantially similar Warrants, dated May 24, 2002, for the purchase of an aggregate additional 463,077 shares at an exercise price of $0.10 were issued. Copies of these Warrants will be provided to the Commission upon request.

10.44. Intercreditor Agreement, which the Company hereby incorporates by reference from Exhibit 99.2 to the Company's Form 8-K, dated May 24, 2002.

10.45. Asset Purchase Agreement, dated as of December 6, 2002, by and among Energetic Systems Inc. LLC, UTeC Corporation, LLC, SEC Investment Corp. LLC, DetaCorp Inc. LLC, Energetic Properties, LLC, Slurry Explosive Corporation, Universal Tech Corporation, El Dorado Chemical Company, LSB Chemical Corp., LSB Industries, Inc. and Slurry Explosive Manufacturing Corporation, LLC, which the Company hereby incorporates by reference from Exhibit 2.1 to the Company's Form 8-K, dated December 12, 2002. The asset purchase agreement contains a brief list identifying all schedules and exhibits to the asset purchase agreement. Such schedules and exhibits are not filed herewith, and the Registrant agrees to furnish supplementally a copy of the omitted schedules and exhibits to the commission upon request.

10.46. Anhydrous Ammonia Sales Agreement, dated December 9, 2002, between Koch Nitrogen Company and El Dorado Chemical Company, which the Company hereby incorporates by reference from Exhibit 10.48 to the Company's Form 10-K for the fiscal year ended December 31, 2002. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF COMMISSION ORDER CF #13890 GRANTING A REQUEST FOR CONFIDENTIAL TREATMENT UNDER THE FREEDOM OF INFORMATION ACT AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.

 10.47. Anhydrous Ammonia Sales Agreement, dated January 22, 2004, between Koch Nitrogen Company and El Dorado Chemical Company. CERTAIN INFORMATION

WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT. THE OMITTED INFORMATION HAS BEEN FILED SEPARATELY WITH THE SECRETARY OF THE SECURITIES AND EXCHANGE COMMISSION FOR PURPOSES OF SUCH REQUEST.

 10.48. Registration Rights Agreement, dated March 25, 2003, among LSB Industries, Inc., Kent C. McCarthy, Jayhawk Capital management, L.L.C., Jayhawk Investments, L.P. and Jayhawk Institutional Partners, L.P., which the Company hereby incorporates by reference from Exhibit 10.49 to the Company's Form 10-K for the fiscal year ended December 31, 2002.

10.49. Subscription Agreement, dated March 25, 2003, by and between LSB Industries, Inc. and Jayhawk Institutional Partners, L.P., which the Company hereby incorporates by reference from Exhibit 10.50 to the Company's Form 10-K for the fiscal year ended December 31, 2002.

10.50. Warrant Agreement, dated March 25, 2003, between LSB Industries, Inc. and Jayhawk Institutional Partners, L.P., which the Company hereby incorporates by reference from Exhibit 10.51 to the Company's Form 10-K for the fiscal year ended December 31, 2002.

10.51. Release, dated February 11, 2003, by Stillwater National Bank and Trust Company in favor of Prime Financial Corporation, which the Company hereby incorporates by reference from Exhibit 10.53 to the Company's Form 10-K/A Amendment No.1 for the fiscal year ended December 31, 2002.

14.1	Code of Ethics for CEO and Senior Financial Officers of Subsidiaries of LSB Industries, Inc.

21.1	Subsidiaries of the Company.

23.1	Consent of Independent Auditors.

31.1	Certification of Jack E. Golsen, Chief Executive Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 302.

31.2	Certification of Tony M. Shelby, Chief Financial Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 302.

32.1	Certification of Jack E. Golsen, Chief Executive Officer, furnished pursuant to Sarbanes-Oxley Act of 2002, Section 906.

32.2	Certification of Tony M. Shelby, Chief Financial Officer, furnished pursuant to Sarbanes-Oxley Act of 2002, Section 906.

(b) REPORTS ON FORM 8-K. We filed the following reports on Form 8-K during the fourth quarter of 2003.
(i)

Form 8-K dated November 12, 2003. The item reported was Item 12, "Results of Operations and Financial Condition", discussing the issuance of our earnings release for the quarter ended September 30, 2003.

(ii)

Form 8-K dated December 8, 2003. The item reported was Item 5, "Other Events and Regulation FD Disclosure", discussing the issuance of a press release announcing that our common stock listing application has been approved by the American Stock Exchange.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly-authorized, to sign this report on its behalf of this 7th day of April 2004.

LSB INDUSTRIES, INC.
By:
/s/ Jack E. Golsen
Jack E. Golsen Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
By:
/s/ Tony M. Shelby
Tony M. Shelby Executive Vice President of Finance (Principal Financial Officer)
By:
/s/ Jim D. Jones
Jim D. Jones Senior Vice President, Controller and Treasurer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the undersigned have signed this report on behalf of the Company, in the capacities and on the dates indicated.
Dated:	By: /s/ Jack E. Golsen
April 7, 2004	Jack E. Golsen, Director
Dated:	By: /s/ Tony M. Shelby
April 7, 2004	Tony M. Shelby, Director
Dated:	By: /s/ David R. Goss
April 7, 2004	David R. Goss, Director
Dated:	By: /s/ Barry H. Golsen
April 7, 2004	Barry H. Golsen, Director
Dated:	By: /s/ Robert C. Brown MD
April 7, 2004	Robert C. Brown MD, Director
Dated:	By: /s/ Bernard G. Ille
April 7, 2004	Bernard G. Ille, Director
Dated:	By: /s/ Raymond B. Ackerman
April 7, 2004	Raymond B. Ackerman, Director
Dated:	By: /s/ Horace G. Rhodes
April 7, 2004	Horace G. Rhodes, Director
Dated:	By: /s/ Donald W. Munson
April 7, 2004	Donald W. Munson, Director
Dated:	By: /s/ Charles A. Burtch
April 7, 2004	Charles A. Burtch, Director
Dated:	By: /s/ Grant Donovan
April 7, 2004	Grant Donovan, Director
Dated:	By: /s/ Dr. Allen Ford
April 7, 2004	Dr. Allen Ford, Director

LSB Industries, Inc.
Consolidated Financial Statements
for Inclusion in Form 10-K

Years ended December 31, 2003, 2002 and 2001

Report of Independent Auditors

The Board of Directors and Stockholders

LSB Industries, Inc.

We have audited the accompanying consolidated balance sheets of LSB Industries, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LSB Industries, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

                                                                                                ERNST & YOUNG LLP

Oklahoma City, Oklahoma
March 22, 2004

LSB Industries, Inc.
Consolidated Balance Sheets

December 31,
2003	2002
(In Thousands)
Assets
Current assets:
Cash	$3,189	$2,091
Restricted cash	-	1,838
Trade accounts and notes receivable, net	35,357	35,579
Inventories	26,939	26,976
Supplies, prepaid items and other	9,225	8,222
Total current assets	74,710	74,706
Property, plant and equipment, net	71,934	74,563
Other assets, net	11,650	13,513
	$158,294	$162,782

(Continued on following page)

LSB Industries, Inc.
Consolidated Balance Sheets (continued)

December 31,
2003	2002
(In Thousands)
Liabilities and Stockholders' Equity
Current liabilities:
Accounts and drafts payable	$22,027	$24,018
Accrued liabilities:
Customer deposits	4,576	3,469
Deferred rent expense	3,766	128
Other	14,830	13,742
Current portion of long-term debt:
Secured revolving credit facility	24,027	27,209
Other	7,603	11,680
Total current liabilities	76,829	80,246
Long-term debt	71,645	74,472
Other noncurrent liabilities:
Deferred rent expense	-	3,594
Other	4,139	3,967
	4,139	7,561
Commitments and contingencies (Note 8)	-	-
Stockholders' equity:
Series B 12% cumulative, convertible preferred stock, $100 par value; 20,000 shares issued and outstanding; aggregate liquidation preference of $2,960,000 in 2003 ($2,720,000 in 2002)	2,000	2,000
Series 2 $3.25 convertible, exchangeable Class C preferred stock, $50 stated value; 628,550 shares issued; aggregate liquidation preference of $40,547,000 in 2003 ($38,521,000 in 2002)	31,427	31,427
Series D 6% cumulative, convertible Class C preferred stock, no par value; 1,000,000 shares issued; aggregate liquidation preference of $1,120,000 in 2003 ($1,060,000 in 2002)	1,000	1,000
Common stock, $.10 par value; 75,000,000 shares authorized, 15,820,234 shares issued (15,236,114 in 2002)	1,582	1,524
Capital in excess of par value	56,223	54,503
Accumulated other comprehensive loss	(1,570)	(1,859)
Accumulated deficit	(68,713)	(71,824)
	21,949	16,771
Less treasury stock, at cost:
Series 2 preferred, 5,000 shares	200	200
Common stock, 3,272,426 shares	16,068	16,068
Total stockholders' equity	5,681	503
	$158,294	$162,782

See accompanying notes.

LSB Industries, Inc.
Consolidated Statements of Income

Year ended December 31,
2003	2002	2001
(In Thousands, Except Per Share Amounts)
Net sales		$317,263		$283,811		$314,942
Cost of sales		267,831		238,818		264,168
Gross profit		49,432		44,993		50,774
Selling, general and administrative		41,745		39,428		43,646
Operating income		7,687		5,565		7,128
Other income (expense):
Other income		1,815		3,549		2,912
Gains on sales of property and equipment		-		47		6,615
Gains on extinguishment of debt		258		1,458		2,631
Benefit from termination of firm purchase commitments		-		290		2,688
Interest expense (Note 6)		(5,559)		(7,590)		(13,338)
Other expense		(1,090)		(563)		(1,196)
Income from continuing operations before provision for income taxes and cumulative effect of accounting change		3,111		2,756		7,440
Provision for income taxes		-		(56)		(110)
Income from continuing operations before cumulative effect of accounting change		3,111		2,700		7,330
Income (loss) from discontinued operations, net		-		(3,461)		1,227
Cumulative effect of accounting change (Note 2)		-		860		-
Net income		3,111		99		8,557
Preferred stock dividend requirements		(2,327)		(2,327)		(2,267)
Net income (loss) applicable to common stock		$784		$(2,228)		$6,290
Income (loss) per common share:
Basic:
Income from continuing operations before cumulative effect of accounting change	$	..06	$	..03	$	..43
Income (loss) from discontinued operations, net		-		(.29)		.10
Cumulative effect of accounting change		-		.07		-
Net income (loss)		$.06		$(.19)		$.53
Diluted:
Income from continuing operations before cumulative effect of accounting change	$	..05	$	..03	$	..41
Income (loss) from discontinued operations, net		-		(.29)		.09
Cumulative effect of accounting change		-		.07
Net income (loss)		$.05		$(.19)		$.50

See accompanying notes.

LSB Industries, Inc.
Consolidated Statements of Stockholders' Equity (Defcit)

Common Stock Shares	Non- Redeemable Preferred Stock	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock- Preferred	Treasury Stock - Common	Total
(In Thousands)
Balance at December 31, 2000	15,164	$33,427	$1,516	$52,376	$-	$(80,480)	$(200)	$(16,081)	$(9,442)
Net income						8,557			8,557
Cumulative effect of change in accounting for derivative financial instruments					(2,439)				(2,439)
Reclassification to operations					290				290
Total comprehensive income									6,408
Issuance of 1,000,000 shares of Series D preferred stock in exchange for $1,000,000 of long-term debt		1,000							1,000
Exercise of stock options	35		4	39					43
Conversion of 167 shares of redeemable preferred stock to common stock	7		1	15					16
Net change in treasury stock- common								13	13
Balance at December 31, 2001	15,206	34,427	1,521	52,430	(2,149)	(71,923)	(200)	(16,068)	(1,962)
Net income						99			99
Reclassification to operations					290				290
Total comprehensive income									389
Issuance of 595,585 common stock purchase warrants (Note 6)				1,983					1,983
Grant of 115,000 stock options to former employees				48					48
Exercise of stock options	25		3	30					33
Conversion of 128 shares of redeemable preferred stock to common stock	5			12					12
Balance at December 31, 2002	15,236	34,427	1,524	54,503	(1,859)	(71,824)	(200)	(16,068)	503

(Continued on following page)

LSB Industries, Inc.
Consolidated Statements of Stockholders' Equity (Deficit) (continued)

Common Stock Shares	Non- Redeemable Preferred Stock	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock - Preferred	Treasury Stock - Common	Total
(In Thousands)
Net income						3,111			3,111
Reclassification to operations					289				289
Total comprehensive income									3,400
Issuance of 450,000 shares of of common stock	450		45	1,526					1,571
Exercise of stock options	131		13	186					199
Conversion of 83 shares of redeemable preferred stock to common stock	3			8					8
Balance at December 31, 2003	15,820	$34,427	$1,582	$56,223	$(1,570)	$(68,713)	$(200)	$(16,068)	$5,681

See accompanying notes.

LSB Industries, Inc.
Consolidated Statements of Cash Flows
Year ended December 31,
2003	2002	2001
(In Thousands)
Cash flows from operating activities
Net income	$3,111	$99	$8,557
Adjustments to reconcile net income to net cash provided (used) by continuing operating activities:
Loss (income) from discontinued operations, net	-	3,461	(1,227)
Cumulative effect of accounting change	-	(860)	-
Gains on extinguishment of debt	(258)	(1,458)	(2,631)
Gain on restructuring of debt	-	(99)	-
Losses (gains) on sales of property and equipment	4	(47)	(6,615)
Provision for losses on (realization and reversal of) firm sales and purchase commitments	(589)	704	(7,825)
Depreciation of property, plant and equipment	10,312	9,497	9,693
Amortization	904	1,066	1,013
Provision for losses on accounts receivable	1,031	618	128
Provision for losses on (realization and reversal of) inventory	(436)	1,268	364
Provision for impairment on long-lived assets	500	-	-
Other	(14)	(15)	(464)
Cash provided (used) by changes in assets and liabilities (net of effects of discontinued operations):
Trade accounts receivable	(1,871)	6,269	6,622
Inventories	473	658	371
Supplies, prepaid items and other	(1,003)	(1,143)	(838)
Accounts payable	(1,968)	(137)	(2,669)
Accrued and other noncurrent liabilities	3,003	2,369	(5,420)
Net cash provided (used) by continuing operating activities	13,199	22,250	(941)

(Continued on following page)

LSB Industries, Inc.
Consolidated Statements of Cash Flows (continued)

Year ended December 31,
2003	2002	2001
(In Thousands)
Cash flows from investing activities
Capital expenditures	$(7,177)	$(10,029)	$(5,840)
Proceeds from sales of property and equipment	84	1,092	8,618
Proceeds from (payment of) restricted cash held in escrow	1,838	(1,488)	(350)
Other assets	598	986	(679)
Net cash provided (used) by investing activities	(4,657)	(9,439)	1,749
Cash flows from financing activities
Payments on long-term and other debt	(7,657)	(10,824)	(8,264)
Long-term and other borrowings, net of origination fees	1,890	2,550	3,891
Proceeds from Financing Agreement, net of fees	-	32,155	-
Acquisition of 10 3/4% Senior Unsecured Notes	-	(30,065)	(2,066)
Net change in revolving debt facilities	(3,424)	(9,694)	4,153
Net change in drafts payable	(23)	(50)	(134)
Net proceeds from issuance of common stock and warrants	1,770	33	32
Net cash used by financing activities	(7,444)	(15,895)	(2,388)
Net cash provided (used) by discontinued operations	-	4,547	(855)
Net increase (decrease) in cash	1,098	1,463	(2,435)
Cash at beginning of year	2,091	628	3,063
Cash at end of year	$3,189	$2,091	$628

See accompanying notes.

LSB Industries, Inc.
Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

1. Basis of Presentation

The accompanying consolidated financial statements include the accounts of LSB Industries, Inc. (the "Company", "We", Us", or "Our") and its subsidiaries. We are a diversified holding company which is engaged, through our subsidiaries, in the manufacture and sale of a broad range of air handling and heat pump products (the "Climate Control Business") and the manufacture and sale of chemical products (the "Chemical Business"). See Note 18 - Segment Information. In December 2002, we sold all of the remaining assets comprising our explosives manufacturing and distribution business of Slurry Explosive Corporation ("Slurry") and Universal Technology Corporation ("UTeC") which operations were formerly included in the Chemical Business. Our consolidated financial statements and notes reflect Slurry and UTeC as discontinued operations for all periods presented. See Note 17 - Discontinued Operations. Entities that are 20% to 50% owned and for which we have significant influence are accounted for on the equity method and included in other assets in the accompanying consolidated balance sheets and other income in the consolidated statements of income. Our equity interest in the results of operations of these entities has not been material for each of the three years ended December 31, 2003. All material intercompany accounts and transactions have been eliminated.

Certain reclassifications have been made in our consolidated financial statements for 2002 and 2001 to conform to our consolidated financial statement presentation for 2003.

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

 Receivables and Credit Risk

 As of December 31, 2003 and 2002, our trade accounts and notes receivable includes trade receivables of $35.4 million and $34.3 million, respectively, net of allowance for doubtful accounts of $3.2 million and $2.4 million, respectively, and notes receivable of $1.3 million as of December 31, 2002. Sales to contractors and independent sales representatives are generally subject to a mechanics lien in the Climate Control Business. Other sales are generally unsecured. Credit is extended to customers based on an evaluation of the customer's financial condition and other factors. Credit losses are provided for in the financial statements based on historical experience and periodic assessment of outstanding accounts receivable, particularly those accounts which are past due (determined based upon how recently payments have been received). Our periodic assessment of accounts and credit loss provisions are based on our

LSB Industries, Inc.
Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

 best estimate of amounts that are not recoverable. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising our customer bases and their dispersion across many different industries and geographic areas.

 Inventories

 Inventories are priced at the lower of cost or market, with cost being determined using the first-in, first-out basis, except for certain heat pump products with a current cost of $7,114,000 at December 31, 2003 ($7,670,000 at December 31, 2002), which are carried at the lower of cost or market, with cost being determined using the last-in, first-out (LIFO) basis. The difference between current cost and the LIFO basis was $503,000 and $701,000 at December 31, 2003 and 2002, respectively. In addition, the carrying value of certain nitrogen-based inventories produced by our Chemical Business was reduced to the market price. At December 31, 2003 and 2002, the difference between current cost and the market price was $563,000 and $1,222,000, respectively.

 Property, Plant and Equipment

Property, plant and equipment are carried at cost. For financial reporting purposes, depreciation is primarily computed using the straight-line method over the estimated useful lives of the assets. Property, plant and equipment leases which are deemed to be installment purchase obligations have been capitalized and included in property, plant and equipment. No provision for depreciation is made on construction in progress or spare parts until such time as the relevant assets are put into service. Maintenance, repairs and minor renewals are charged to operations while major renewals and improvements are capitalized. The Company accrues in advance the costs expected to be incurred in the next planned major maintenance activities of our Chemical Business. As of December 31, 2003 and 2002, we had accrued $2,678,000 and $1,886,000 respectively, related to these planned activities.

Goodwill

 As of December 31, 2003 and 2002, goodwill, which is included in other assets in the accompanying balance sheets, was $1,724,000. Beginning January 1, 2002, goodwill is no longer being amortized but is being reviewed for impairment at least annually. For 2001, amortization of goodwill was not material.

 Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amounts of the assets to future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts

LSB Industries, Inc.
Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

of the assets exceed the fair values of the assets. Assets to be disposed are reported at the lower of the carrying amounts or fair values less costs to sell.

We have made estimates of the fair values of our Chemical Business and certain other long-lived assets in order to determine recoverability of our carrying amounts. We believe that we will have sufficient funds available for necessary capital expenditures required and be able to comply with the new discharge water permit and the anticipated Air CAO involving our El Dorado, Arkansas facility. See Note 3-Liquidity and Management's Plan and Note 8-Commitments and Contingencies. During 2003, based on these estimates and assumptions, we recognized impairments of $300,000 relating to Corporate assets and $200,000 relating to the Chemical Business which are included in other expense in the accompanying consolidated statement of income.

 Debt Issuance Costs

Debt issuance costs are amortized over the term of the associated debt instrument using the straight-line method. Such costs, which are included in other assets in the accompanying balance sheets, were $934,000 and $1,455,000, net of accumulated amortization, of $1,665,000 and $1,141,000 as of December 31, 2003 and 2002, respectively. In 2002, debt issuance costs of $2,055,000 and accumulated amortization of $912,000 were written off against the gain resulting from the repurchase of Senior Unsecured Notes (see Note 6 (B)).

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

LSB Industries, Inc.
Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

 The carrying amount of the warranty obligation is as follows:

Description	Balance at Beginning of Year	Additions- Charged to Costs and Expenses	Deductions- Costs Incurred	Balance at End of Year
Product warranty:	(In Thousands)
2003	$1,922	$576	$805	$1,693

2002	$2,558	$1,391	$2,027	$1,922

Deferred Compensation

 Costs associated with deferred compensation agreements are accrued over the estimated remaining terms of active employment (assuming retirement at 65 years of age). Total costs accrued equal the present value of specified payments to be made after retirement.

Stock Options

 At December 31, 2003, we have several Qualified and Non-Qualified Stock Option Plans, which are described more fully in Note 10-Stockholders' Equity. We account for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based compensation cost is usually reflected in results of operations, as the majority of all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income (loss) and net income (loss) per share if we had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2002 and 2001, respectively (there were stock options granted in 2003): risk-free interest rates of 3.60% and 4.31%; a dividend yield of 0; volatility factors of the expected market price of our common stock of .85 and .95; and a weighted average expected life of the options of 7.4 and 9.7 years.

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

Year ended December 31
2003	2002	2001
(In Thousands)
Net income (loss) applicable to common stock, as reported	$784	$(2,228)	$6,290
Add: Stock-based compensation expense included in reported net income, net of related tax effects	-	48	-
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(380)	(624)	(371)
Pro forma net income (loss) applicable to common stock	$404	$(2,804)	$5,919
Net income (loss) per share:
Basic-as reported	$.06	$(.19)	$.53
Basic-pro forma	$.03	$(.24)	$.50
Diluted-as reported	$.05	$(.19)	$.50
Diluted-pro forma	$.03	$(.24)	$.47

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

 Shipping and Handling Costs

The Chemical Business records its shipping and handling costs in net sales and the Climate Control Business records shipping and handling costs in selling, general and administrative expense. For 2003, 2002 and 2001, the shipping and handling costs of the Chemical Business amounted to $8,138,000, $7,744,000 and $8,382,000, respectively, while the cost in the Climate Control Business amounted to $4,043,000, $3,385,000 and $3,908,000, respectively.

LSB Industries, Inc.
Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Advertising Costs

Costs in connection with advertising and promotion of our products are expensed as incurred. Such costs amounted to $692,000 in 2003, $700,000 in 2002 and $514,000 in 2001.

 Raw Materials Price Risk Management

 Raw materials for use in our manufacturing processes include copper, steel and aluminum used by our Climate Control Business and natural gas used by our Chemical Business. As part of our raw material price risk management, we periodically enter into exchange-traded futures contracts for these materials, which contracts are generally accounted for on a mark-to-market basis. Gains and losses on such contracts have not been material in the last three years. See Note 8 - Commitments and Contingencies.

 Income (Loss) per Share

Net income (loss) applicable to common stock is computed by adjusting net income (loss) by the amount of preferred stock dividends. Basic income (loss) per common share is based upon net income (loss) applicable to common stock and the weighted average number of common shares outstanding during each year. Diluted income (loss) per share, if applicable, is based on the weighted average number of common shares and dilutive common equivalent shares outstanding, if any, and the assumed conversion of dilutive convertible securities outstanding, if any. See Note 9 - Redeemable Preferred Stock, Note 10 - Stockholders' Equity, and Note 11 - Non-Redeemable Preferred Stock for a full description of securities which may have a dilutive effect in future years.

LSB Industries, Inc.
Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

 The following table sets forth the computation of basic and diluted net income (loss) per share:

(Dollars in thousands, except per share amounts)

2003	2002	2001
Numerator:
Net income	$3,111	$99	$8,557
Preferred stock dividend requirements	(2,327)	(2,327)	(2,267)
Numerator for basic net income (loss) per share - net income (loss) applicable to common stock	784	(2,228)	6,290
Preferred stock dividend requirements on preferred stock assumed to be converted, if dilutive	-	-	240
Numerator for diluted net income (loss) per share	$784	$(2,228)	$6,530
Denominator:
Denominator for basic net income (loss) per share - weighted average shares	12,352,613	11,948,772	11,913,031
Effect of dilutive securities:
Employee stock options	1,293,262	-	380,078
Warrants	604,286	-	-
Convertible preferred stock	44,375	-	784,681
Convertible note payable	4,000	-	4,000
Dilutive potential common shares	1,945,923	-	1,168,759
Denominator for dilutive net income (loss) per share - adjusted weighted average shares and assumed conversions	14,298,536	11,948,772	13,081,790
Basic net income (loss) per share	$.06	$(.19)	$.53
Diluted net income (loss) per share	$.05	$(.19)	$.50

LSB Industries, Inc.
Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Recently Issued Pronouncements

 In January 2003, the FASB issued Interpretation No. 46 ("FIN 46") "Consolidation of Variable Interest Entities." FIN 46 addresses the consolidation of variable interest entities which meet certain characteristics. In December 2003, the FASB revised FIN 46 that included changes to the effective dates depending on the characteristics of the variable interest entities and the date of involvement.

Prior to 2003, we, through our subsidiaries, entered into loan agreements where we loaned funds to the parent company of Multi Clima, S.A. ("Multi Clima") a French manufacturer of HVAC equipment, whose product line is compatible with our Climate Control Business. Under the loan agreements, one of our subsidiaries has the option, which expires June 15, 2005, to exchange its rights under the loan agreements for 100% of the borrower's outstanding common stock. This subsidiary also obtained a security interest in the stock of Multi Clima to secure its loans. At December 31, 2003 and 2002, the outstanding notes receivable balance, net of reserve, was $2.6 million which is included in other assets in the accompanying consolidated balance sheets. In addition, certain of our subsidiaries owed Multi Clima $.5 million and $.8 million at December 31, 2003 and 2002, respectively, for purchases of HVAC equipment. As of the date of this report, we have not exercised our option. Based on our current assessment of the parent company and Multi Clima in relation to FIN 46, as revised, we will be required to consolidate this entity effective March 31, 2004 because we believe the entity lacks sufficient equity to absorb expected losses and we bear the majority of the risk of loss of this entity. At December 31, 2003 and 2002, the parent company of Multi Clima had consolidated total assets of $8.3 million and $8.4 million, respectively, and consolidated total liabilities of $5.2 million and $5.6 million, respectively. For 2003, 2002 and 2001, net sales were $14.7 million, $15.7 million and $16 million, respectively (which included sales to certain of our subsidiaries of $.5 million, $1.8 million and $1.1 million, respectively), and net income was $.1 million and $.3 million for 2003 and 2002, respectively and a net loss of $ .2 million for 2001.

In relation to one of our subsidiaries' long-term operating lease of a nitric acid plant in Baytown, Texas ("Baytown Plant"), substantially all of the operating costs, subject to certain performance obligations on our part, are passed along to the party (the "Buyer") purchasing the majority of the production from the Baytown Plant under a cost-plus contract. We nor any of our subsidiaries have not provided a residual value guarantee on the value of the equipment. In addition, the Buyer has unilateral decision making authority whether to exercise the fixed price purchase option at lease expiration. If they decide to exercise the purchase option, they must also fund it. Based on our estimates of expected cash flows and variability therein and the fact that our subsidiary does not have a variable interest in the expected losses of the entity, we believe others bear the majority risk of loss and residual gains. Accordingly, we are not the primary beneficiary and we will not consolidate the special purpose trust that includes the Baytown Plant and related debt. As of December 31, 2003, the remaining lease rental obligation under the lease associated with the Baytown Plant approximates $48.7 million as discussed in Note 8 - Commitments and Contingencies. These lease payments are includable costs under the contract.

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

 Statements of Cash Flows

Supplemental cash flow information includes:

2003	2002	2001
(In Thousands)

Cash payment (receipts) for:
Interest on long-term debt and other	$5,691	$7,924	$13,572
Income taxes, net of refunds	$(43)	$32	$81
Noncash financing and investing activities:
Long-term debt issued for property, plant and equipment	$639	$13	$-
Long-term debt extinguished in exchange for the extinguishment of a note receivable	$(1,276)	$-	$-
Grant of warrants to purchase common stock in connection with debt restructuring	$-	$1,983	$-
Preferred stock issued in exchange for long-term debt	$-	$-	$1,000
Cumulative effect of change in accounting for derivative financial instruments	$-	$-	$2,439
Grant of non-qualified stock options	$-	$48	$-

3. Liquidity and Management's Plan

 We depend on credit agreements and our ability to obtain funds from our subsidiaries in order to pay our obligations. Our Summit Machine Tool Manufacturing Corp. subsidiary (not a subsidiary of ClimaChem) finances its working capital requirements through borrowings under a credit facility ("Facility") with a different lender than ClimaChem's lender. The Facility provides a revolving line of credit of $650,000 and has a maturity date of February 22, 2005.

Our wholly-owned subsidiary, ClimaChem, owns substantially all of our core businesses. Historically, ClimaChem's primary cash needs have been for operating expenses, working capital and capital expenditures. ClimaChem depends on credit agreements, internally generated cash flows, and secured equipment financing in order to fund operations and pay obligations.

LSB Industries, Inc.
Notes to Consolidated Financial Statements (continued)

3. Liquidity and Management's Plan (continued)

 Sources of cash flow in 2003 consisted of $13.2 million generated from operating activities, long-term borrowings of $1.9 million, $1.8 million proceeds from the issuance of common stock and warrants and $1.8 million in proceeds from the release of restricted cash held in escrow.

Uses of cash in 2003, in addition to operating activities, included $7.7 million for scheduled debt payments, $7.2 million for capital expenditures primarily in the Chemical Business and a $3.4 million pay down of the working capital revolver.

ClimaChem's ability to maintain an adequate amount of borrowing availability under its existing working capital revolver depends on its ability to comply with the terms and conditions of such agreement, the lender's commitment to making the facility available to us and cash flow from operations, investing activities and required debt service.

As discussed in Note 6 (A) and (B), ClimaChem is restricted under its credit agreements as to the funds that it may transfer to LSB and its affiliates. This limitation does not prohibit payment of amounts due under a Services Agreement, Management Agreement and a Tax Sharing Agreement. As of December 31, 2003, ClimaChem had cash and working capital availability of $12.1 million while non-ClimaChem entities had cash and working capital availability of $.5 million.

Management's plan for 2004 forecasts that we will have adequate cash in 2004 from internal cash flows and financing sources to enable us to satisfy our cash requirements. Certain key initiatives and assumptions include (a) building on our successful Climate Control Business with an emphasis on our energy-saving geothermal product line, an upturn in the hospitality and lodging industry and improving our operating results in our start-up businesses, (b) controlling our costs through negotiated cost reductions and improved productivity (c) continuing to move our Chemical Business toward cost plus type arrangements with customers to minimize the risk of raw material price volatility, (d) maximizing the production from our existing plants to minimize the effect of unabsorbed fixed operating costs, (e) taking advantage of opportunities in the market presented by the closure of certain nitrogen plants that previously moved product into our markets, and (f) limiting capital expenditures to only those projects essential to the execution of our business plan, or those with potentially high return on investment that can be financed.

The Climate Control Business has significant market share in its niche of the United States commercial and residential heating ventilation and air conditioning "HVAC" business. Climate Control's two primary product lines are hydronic fan coils and water source heat pumps. The Climate Control Business has historically generated consistent profits and cash flow although their profitability was lower in 2003 due to the impact of reduced demand for hydronic fan coils nationally (sales of hydronic fan coils represented approximately 40% of the Climate Control Business' revenues in 2003) caused by a slowdown in the hospitality and lodging industry

LSB Industries, Inc.
Notes to Consolidated Financial Statements (continued)

3. Liquidity and Management's Plan (continued)

 attributed to the events of September 11, 2001 and the subsequent reduction of travel. Construction industry forecasts predict that new hotel construction starts and renovation will increase during 2004. The water source heat pump product line, which represented 51% of Climate Control's revenues experienced a 5% growth in 2003 and is planning additional growth in 2004. A recent addition to the product offering is the large custom air handler product line, which accounted for approximately 7% of Climate Control's revenue. Included in Climate Control's operating results are certain start-up operations and/or services that have adversely affected operating results in recent periods. We believe that we have significantly strengthened the sales and marketing infrastructure of these start-up operations during the last two years and expect growth in sales and near break even results compared to aggregate operating losses of approximately $4.2 million in 2003 of these start-up operations.

The Chemical Business is primarily a nitrogen business with plants in Arkansas, Alabama and Texas, that serve markets which, for the most part, are freight logical to these locations. The primary raw material feedstocks (anhydrous ammonia and natural gas) are commodities, subject to significant price fluctuations and are purchased at prices in effect at time of purchase. The cost of the raw material feedstocks does not directly influence the sales price of our Chemical Business products. Currently, approximately 38% of the sales of the Chemical Business, primarily agricultural nitrogen products, are sold at the spot market price in effect at the time of shipment. The spot market sales price does not always provide for a full recovery of raw material costs incurred. As a result, management has pursued a strategy of developing customers that purchase substantial quantities of products pursuant to contracts and/or formulas that provide for the full pass through of costs plus a profit margin. Currently, approximately 62% of the sales of the Chemical Business are based upon a formula of cost plus a profit margin. We expect similar arrangements in 2004. These cost-plus arrangements help to reduce our raw material price exposure.

The recent problem with profitability in the agricultural market has been an imbalance of supply and demand. For a number of years, the production capacity for prilled ammonium nitrate has exceeded the demand, resulting in low selling prices compared to the cost of production. This oversupply in the market of agricultural nitrogen products of the kind we produce has resulted in an inability to pass through the full natural gas and ammonia cost increases when they occur. We believe that in 2004 there will be some improvement in this imbalance condition. We currently believe that with the shut down of several nitrogen-based competitors in recent periods and stable imports, the market has achieved a reduction in the oversupply of product relative to demand. In summary, we are expecting stronger sales prices in 2004 due to the improved supply/demand balance.

On an ongoing basis, we evaluate the product lines of the operations of our chemical plants for profitability consistent with management's goal to minimize the negative impact that changing

LSB Industries, Inc.
Notes to Consolidated Financial Statements (continued)

3. Liquidity and Management's Plan (continued)

 prices of natural gas and anhydrous ammonia have on our sales and operating results. Management's plan for 2004 anticipates that the industrial-grade products that are sold pursuant to long-term cost-plus agreements will continue in 2004 at or about the same volume levels as in 2003. We expect that the 2004 production levels for nitrogen products sold as fertilizers into the agricultural markets will approximate the 2003 production levels but the sales as expressed in dollars will be higher due to correspondingly higher unit sales prices. Due to the volatility of sales prices and the costs of feedstocks (anhydrous ammonia and natural gas) it is difficult to predict whether or not the sales of nitrogen products sold as fertilizer into the agricultural markets (approximately 38% of our sales) will be profitable for 2004.

Effective January 20, 2004, the Chemical Business and its ammonia supplier entered into a new supply agreement whereby the supplier will sell to the Chemical Business' El Dorado Facility all of its ammonia requirements through December 31, 2004.

Our Chemical Business has historically required significant investment to fund capital expenditures while our Climate Control Business has been much less capital intensive. We believe we have approximately $6 million of committed capital expenditures related to our Chemical Business in 2004, which includes: (a) $1 million relating to the sulfuric acid plant at the El Dorado Facility, (b) $1.9 million primarily relating to the annual turnaround at the Cherokee Facility, (c) $2.6 million relating to operations, and (d) $.3 million for environmental compliance. Other capital expenditures are believed to be discretionary and are dependent upon an adequate amount of liquidity and/or obtaining acceptable funding.

If the Discharge Water permit (See Note 8) for the El Dorado Facility is approved as negotiated, if the City of El Dorado, Arkansas (the "City") builds its own discharge pipeline to a nearby river and if we are permitted to tie our pipeline into the City's pipeline, we currently expect to incur capital expenditures of approximately $3 to $4 million over the next three years. Management is continuing to review the design and configurations of treatment and discharge facilities to address the permitting issues.

Also as discussed in Note 8, certain expenditures will be required to bring the sulfuric acid plant's air emissions to lower limits. The design of additional emission controls at this plant is underway. The ultimate cost of any technological changes required cannot presently be determined, but is believed to be a minimum of $1.5 million. These projects are expected to require funding over a six year period, beginning in 2004.

As discussed in Note 6 (A), ClimaChem finances it working capital requirements through borrowings under a Working Capital Revolver Loan that matures in April 2005. As of December 31, 2003, borrowings outstanding were $24 million and the net credit available for additional borrowings was $9.2 million. The Working Capital Revolver Loan requires that ClimaChem and its Climate Control Business meet certain financial covenants. The required EBITDA amounts

LSB Industries, Inc.
Notes to Consolidated Financial Statements (continued)

3. Liquidity and Management's Plan (continued)

 for each quarterly measurement date in 2004 are $13.8 million for the trailing twelve months ended March 31, 2004 and escalate to $15 million for the year ended December 31, 2004. The trailing twelve-months EBITDA requirement is fixed at $10 million for the Climate Control Business for all 2004 quarterly measurement dates. The EBITDA requirements were set at amounts based upon our forecasts which are presently considered by management to be achievable.

We have the ability to set our financial covenants under our lending agreements with our lender on an annual basis each January. In setting these covenants, we provide the lenders with a forecast that we believe to be a very conservative estimate of our operating results for the coming year. For 2004, we have established mutually agreeable limits that we believe are well within our ability to achieve.

ClimaChem's customers remit payments on their accounts directly to the working capital lender under a lock-box arrangement, and the lender applies such payments to reduce the debt outstanding under the Working Capital Revolver Loan. ClimaChem may request additional borrowings under the Working Capital Revolver Loan; however, one of several conditions (as determined by the lender) precedent to additional borrowings is that no "material adverse change" (as defined in the Working Capital Revolver Loan agreement) shall have occurred. This provision in the Working Capital Revolver Loan agreement may allow the lender to terminate additional borrowings by ClimaChem and effectively accelerate the scheduled maturity of the debt under conditions that may not be objectively determinable (the "Subjective Acceleration Clause"). Management does not anticipate that the lender will invoke the Subjective Acceleration Clause.

In the event the Company does not remain in compliance with the covenants and/or the lender exercises its rights under the Subjective Acceleration Clause in the Working Capital Revolver Loan, thus terminating additional borrowings, ClimaChem would have no immediate borrowing availability. If a new lender arrangement was not available to fund obligations as they become due, a significant curtailment of operations could occur. In that event, if the proceeds from sales of remaining inventories and collections of accounts receivable of the businesses involved did not provide sufficient funds, ClimaChem could be required to sell other key assets. In that event, ClimaChem would be required to obtain working capital financing from other sources for its remaining businesses. There are no assurances that we would be successful in replacing, on a timely basis, the Working Capital Revolver Loan needed to fund ClimaChem's remaining operations.

As discussed in Note 6 (B), ClimaChem entered into a Financing Agreement that requires that ClimaChem and its Climate Control Business meet certain financial covenants. For quarters ending after December 31, 2003, ClimaChem is required to maintain EBITDA on a trailing twelve-month basis of at least $12 million to prevent a triggering event ("Trigger Event").

LSB Industries, Inc.
Notes to Consolidated Financial Statements (continued)

3. Liquidity and Management's Plan (continued)

ClimaChem does not expect that a Trigger Event will occur in 2004.

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

Due to the Company and ClimaChem's previous operating losses and limited borrowing ability under the credit facility then in effect, we discontinued payment of cash dividends on Common Stock for periods subsequent to January 1, 1999, until the Board of Directors determines otherwise. Although dividends on all of our outstanding series of preferred stock are payable if and when declared by the Board of Directors, the terms of each outstanding series of preferred stock provide that dividends are cumulative, except for the redeemable noncumulative convertible preferred stock as discussed in Note 9. As of the date of this report, there is approximately $10.8 million of accrued and unpaid dividends on our outstanding preferred stocks. We do not anticipate having funds available to pay dividends on our stock for the foreseeable future.

Management expects to utilize the net borrowing availability provided by the Working Capital Revolver Loan at a relatively high level during the spring agricultural season of 2004. After that period of high usage, the net borrowing is forecasted to decrease until the fourth quarter of 2004. Borrowing is expected to increase in the fourth quarter of 2004 as a result of funding the $10 million lease payment in December 2004 related to the Baytown Facility. This forecast is based upon information currently available. The current outlook is subject to changes in economic conditions as well as market pricing of our products and costs of the various raw materials consumed.

Although the volatility of the Chemical Business is such that the forecasted results can fluctuate significantly, our cash flow forecasts indicate that there will be sufficient liquidity to meet our obligations as they come due during 2004. However, actual results may be materially different than our forecasts and the resolution of outstanding contingencies, as discussed in Note 8, could have an impact on our liquidity and future operating results.

Longer-term liquidity is dependent upon new financing being available prior to maturity of the Working Capital Revolver Loan and Financing Agreement.

LSB Industries, Inc.
Notes to Consolidated Financial Statements (continued)

 4. Inventories

 Inventories at December 31, 2003 and 2002 consist of:

Finished (or Purchased) Goods	Work-in-Process	Raw Materials	Total
(In Thousands)
2003:
Climate Control products	$4,198	$1,643	$5,887	$11,728
Chemical products	12,919	-	1,389	14,308
Machinery and industrial supplies	1,183	-	-	1,183
	18,300	1,643	7,276	27,219
Less amount not expected to be realized within one year	280	-	-	280
	$18,020	$1,643	$7,276	$26,939

2002 total	$17,118	$1,752	$8,683	$27,553
Less amount not expected to be realized within one year	577	-	-	577
	$16,541	$1,752	$8,683	$26,976

5. Property, Plant and Equipment

Property, plant and equipment consists of:

Useful lives	December 31,
in years	2003	2002
(In Thousands)
Land and improvements	N/A	$2,244	$2,275
Buildings and improvements	3-30	21,528	21,456
Machinery, equipment and automotive	3-25	124,379	120,076
Furniture, fixtures and store equipment	3-10	5,996	5,804
Construction in progress	N/A	4,137	2,682
Spare parts	N/A	1,614	975
		159,898	153,268
Less accumulated depreciation		87,964	78,705
		$71,934	$74,563

 LSB Industries, Inc.
Notes to Consolidated Financial Statements (continued)

6. Long-Term Debt

Long-term debt consists of the following:

December 31,
2003	2002
(In Thousands)
Secured revolving credit facility - ClimaChem (A)	$24,027	$27,209
Financing Agreement due 2005 (B)	31,700	31,700
Accrued interest on Financing Agreement (B)	11,295	14,656
10-3/4% Senior Unsecured Notes due 2007 (C)	18,300	18,300
Other, with interest at rates of 2% to 14.13%, most of which is secured by machinery, equipment and real estate	17,953	21,496
	103,275	113,361
Less current portion of long-term debt	31,630	38,889
Long-term debt due after one year	$71,645	$74,472

(A) In April 2001, ClimaChem and its subsidiaries ("the Borrowers") entered into a $50 million credit facility (the "Working Capital Revolver Loan") that provides for advances based on specified percentages of eligible accounts receivable and inventories of ClimaChem and its subsidiaries and accrues interest at a base rate (generally equivalent to the prime rate) plus 2% or LIBOR plus 4.5%. The effective rate at December 31, 2003 was 5.675%. Interest is paid monthly. The facility provides for up to $8.5 million of letters of credit. All letters of credit outstanding reduce availability under the facility. Amounts available for additional borrowing under the Working Capital Revolver Loan at December 31, 2003 were $9.2 million. Under the Working Capital Revolver Loan, the lender also requires the borrowers to pay a letter of credit fee equal to 2.75% per annum of the undrawn amount of all outstanding letters of credit, an unused line fee equal to .5% per annum for the excess amount available under the facility not drawn and various other audit, appraisal and valuation charges.

The Working Capital Revolver Loan matures in April 2005, but gives the lender the sole discretion to determine whether there has been any material adverse change, as defined, in the financial condition of the borrowers or LSB Industries, Inc., as guarantor, prior to making additional periodic advances. The lender may, upon an event of default, as defined, terminate the Working Capital Revolver Loan and make the balance outstanding due and payable in full. The Working Capital Revolver Loan is secured by receivables, inventories and intangibles of all the ClimaChem entities other than El Dorado Nitric Company and its subsidiaries ("EDNC"). EDNC is neither a borrower nor guarantor of the Working Capital Revolver Loan. In connection with the completion of the Financing Agreement as discussed in (B) below, ClimaChem and our subsidiaries which are guarantors of ClimaChem's Working Capital Revolver Loan entered into an amendment to the Working Capital Revolver Loan pursuant to which we and certain of ClimaChem's subsidiaries pledged additional collateral to secure ClimaChem's obligations under the Working Capital Revolver Loan. The additional collateral consisted of a second mortgage on the assets to which the lenders of the

LSB Industries, Inc.
Notes to Consolidated Financial Statements (continued)

6. Long-Term Debt (continued)

 Financing Agreement discussed in (B) below were granted a first lien. A prepayment penalty equal to 2% of the facility is due to the lender should the borrowers elect to prepay the facility prior to April 2004. Thereafter this penalty is reduced to 1% through maturity.

The Working Capital Revolver Loan, as amended, requires ClimaChem to maintain quarterly earnings before interest, taxes, depreciation and amortization ("EBITDA") for ClimaChem and its Climate Control Business on a trailing twelve-month basis. ClimaChem and its Climate Control Business's EBITDA for the twelve-month period ended December 31, 2003 was in excess of the required amounts. For the fiscal quarter ending March 31, 2005, the EBITDA requirement shall be determined based on ClimaChem's forecasted financial statements, however, if ClimaChem and the provider of the Working Capital Revolver Loan can not reach an agreement, the EBITDA requirement shall not be less than $15 million. The Working Capital Revolver Loan also requires ClimaChem to achieve an annual fixed charge coverage ratio and limits capital expenditures, as defined, measured quarterly on a trailing twelve-month basis. The Working Capital Revolver Loan requires that ClimaChem's excess availability, as defined, equal an amount not less than $.5 million. It also requires ClimaChem's excess availability, as defined, equal an amount not less than $1.5 million on the date of the periodic interest payments due on its 10-3/4% Senior Unsecured Notes due 2007 (discussed in (C) below) and interest due on certain debt issued pursuant to a financing arrangement entered into in May 2002 (discussed in (B) below). The Working Capital Revolver Loan also contains covenants that, among other things, limit the borrowers' ability to: (a) incur additional indebtedness, (b) incur liens, (c) make restricted payments or loans to affiliates who are not Borrowers, (d) engage in mergers, consolidations or other forms of recapitalization, (e) dispose of assets, or (f) repurchase ClimaChem's 10-3/4% Senior Unsecured Notes. The Working Capital Revolver Loan also requires all collections on accounts receivable be made through a bank account in the name of the lender or their agent.

(B) In May 2002, ClimaChem repurchased $52.3 million face value aggregate principal amount of its Senior Unsecured Notes. The purchase price per $1,000 of aggregate principal amount of Senior Unsecured Notes was approximately $575, resulting in an aggregate purchase price of approximately $30.1 million. In order to fund the repurchase of the Senior Unsecured Notes, ClimaChem entered into a financing agreement ("Financing Agreement") with certain lenders (the "Lenders"). Each Lender is an affiliate of the other Lenders. Pursuant to the terms of the Financing Agreement, the Lenders loaned $35 million to ClimaChem (collectively, the "Loans"). The Loans mature on June 30, 2005, and bear interest at 10 1/2% per annum (cash interest), payable quarterly. Additional interest of 5 1/2% is payable either at maturity or upon prepayment. The Lenders and affiliates of the Lenders owned the Senior Unsecured Notes which were repurchased by ClimaChem.

LSB Industries, Inc.
Notes to Consolidated Financial Statements (continued)

6. Long-Term Debt (continued)

 The proceeds of the Loans were used to fund the repurchase of the Senior Unsecured Notes by ClimaChem from the Lenders and certain affiliates of the Lenders, to pay the closing costs, fees and expenses incurred in connection with the Loans of approximately $3.2 million and to fund a cash collateral account of approximately $1.8 million which was released to ClimaChem on September 30, 2003. In connection with the closing of the Loans, the Lenders entered into an Intercreditor Agreement with ClimaChem's Working Capital Revolver Loan lender. The Financing Agreement contains cross-default provisions to the Working Capital Revolver Loan agreement.

The Financing Agreement, as amended, requires ClimaChem to maintain quarterly EBITDA, as defined, for ClimaChem and its Climate Control Business on a trailing twelve-month basis. ClimaChem and its Climate Control Business's EBITDA, as defined, for the twelve-month period ended December 31, 2003 was in excess of the required amounts. For the fiscal quarter ending March 31, 2005, the EBITDA requirement shall be determined based on ClimaChem's forecasted financial statements, however, if ClimaChem and the Lenders can not reach an agreement, the EBITDA requirement shall not be less than $15 million. For remaining quarters ending after December 31, 2003, if ClimaChem fails to maintain EBITDA, as defined, on a trailing twelve-month basis of at least $12 million (a "Trigger Event"), then within 210 days of the end of such quarter, ClimaChem shall pay the Lenders an amount equal to 33.3% ($10.6 million as of December 31, 2003) of then outstanding principal of the Loans plus related cash and additional interest. However, if ClimaChem maintains EBITDA on a trailing twelve-month basis of at least $12 million as of the end of each of the two quarters immediately following the Trigger Event, then within 210 days of such Trigger Event, ClimaChem shall pay the Lenders an amount equal to 10% ($3.2 million as of December 31, 2003) of then outstanding principal of the Loans plus related cash and additional interest.

The Financing Agreement, as amended, also requires ClimaChem to achieve an annual fixed charge coverage ratio and limits annual capital expenditures, as defined, measured quarterly on a trailing twelve-month basis. The Financing Agreement also contains covenants that, among other things, limit ClimaChem's ability to: (a) incur additional indebtedness, (b) incur liens, (c) provide certain guarantees (d) engage in mergers, consolidations or other forms of recapitalization, and (e) dispose of assets. The Lenders may, upon an event of default as defined, terminate the Financing Agreement and demand the balance outstanding due and payable in full. The Financing Agreement includes a prepayment fee equal to 1% of the principal amount paid should ClimaChem elect to prepay any principal amount prior to May 24, 2004. This fee is reduced to .5% during the final twelve-month period.

The Loans are secured by (a) a first lien on (i) certain real property and equipment located at the El Dorado Facility (excluding the DSN Plant and other exceptions) and (ii) certain real property and equipment located at the Cherokee Facility, and (b) a second lien on the assets

LSB Industries, Inc.
Notes to Consolidated Financial Statements (continued)

6. Long-Term Debt (continued)

 upon which ClimaChem's Working Capital Revolver lender has a first lien. The Loans are guaranteed by the Company and certain subsidiaries of ClimaChem.

As required by the Lenders, as a condition precedent to the completion of the Loans and the transactions contemplated by the Financing Agreement, we granted to the Lenders warrants to purchase 595,585 shares of our common stock subject to certain anti-dilution adjustments. The exercise price of the warrants is $0.10 per share and contains a provision for cashless exercise. The warrants have a 10-year exercise period beginning on May 24, 2002. The warrants provide for certain demand registration rights and piggyback registration rights. The estimated fair value of the warrants at the grant date ($1,983,000) was accounted for as debt issuance costs.

Based upon certain criteria, including but not limited to, unfavorable changes in ClimaChem's financial condition since the Senior Unsecured Notes were originally sold and the high interest rates on the Loans, the Financing Agreement transaction was accounted for as a debt restructuring. As a result, the gain on the transaction was limited to the difference between the carrying value of the Senior Unsecured Notes repurchased and the principal of the Loans due 2005, plus the cumulative interest due and payable during the three-year term thereof including such additional interest due at maturity. Accordingly, the net gain recognizable in 2002 relating to this debt restructuring was limited to only $.1 million and is included in other income in the accompanying consolidated statement of income for 2002. Since the implied gain relating to this transaction was deferred, all of the interest payments associated with the Loans has been recognized in long-term debt. All future interest payments on the Loans will be charged against the debt balance presently accrued on the balance sheet.

As discussed in Note 17-Discontinued Operations, in December 2002, we sold all of the remaining assets comprising our explosives manufacturing and distribution business. Approximately $3.5 million of the sales proceeds were used as a prepayment on the Loans. Due to this prepayment, ClimaChem did not incur the interest accrued on the Loans prepaid and recognized a gain on extinguishment of debt of $1.5 million which is included in the accompanying consolidated statement of income for 2002.

At December 31, 2003, the carrying amount of long-term debt owed the Lenders is $43 million which includes $11.3 million interest due on the Loans through maturity. Of this, interest of $3.4 million is included in current portion of long-term debt at December 31, 2003.

LSB Industries, Inc.
Notes to Consolidated Financial Statements (continued)

6. Long-Term Debt (continued)

 (C) In 1997, ClimaChem completed the sale of its 10-3/4% Senior Unsecured Notes due 2007 (the "Notes"). The Notes bear interest at an annual rate of 10-3/4% payable semiannually in arrears on June 1 and December 1 of each year. The Notes are senior unsecured obligations of ClimaChem and rank equal in right of payment to all existing and future senior unsecured indebtedness of ClimaChem and its subsidiaries. The Notes are effectively subordinated to all existing and future secured indebtedness of ClimaChem.

Prior to the repurchase of the Notes as discussed in (B) above, ClimaChem and the trustee under the Indenture (as defined below), with the consent of the holders of at least 66 2/3% of the aggregate principal amount of the outstanding Notes (the "Holders"), entered into a Fifth Supplemental Indenture, dated May 24, 2002 (the "Supplement"), to the Indenture dated November 27, 1997, as amended (the "Indenture"), which governs ClimaChem's Notes. The Supplement amends the Indenture by, among other things, (a) deleting most of the restrictive covenants, (b) deleting the requirements upon a change of control of ClimaChem or sale of all or substantially all of the assets of ClimaChem, (c) specifying ClimaChem's subsidiaries which are guarantors of the Notes and deleting the requirement that certain future subsidiaries of ClimaChem be guarantors, (d) deleting certain events from the definition of "Event of Default," and (e) providing for conforming changes to the Indenture and the promissory note executed by ClimaChem pursuant to the terms of the Indenture.

The Notes are subject to redemption at the option of ClimaChem, in whole or in part, at the redemption prices set forth in the Indenture, plus accrued and unpaid interest thereon, plus liquidated damages, if any, to the applicable redemption date.

During 2001, subsidiaries of the Company repurchased Notes having a face value of approximately $4.7 million on the open market for approximately $2.1 million and recognized gains, after writing off approximately $.1 million of loan origination costs, of approximately $2.6 million.

ClimaChem owns substantially all of the companies comprising our Climate Control and Chemical Businesses. ClimaChem is a holding company with no significant assets or operations other than its investments in its subsidiaries, and each of its subsidiaries is wholly-owned, directly or indirectly, by ClimaChem. ClimaChem's payment obligations under the Notes are fully, unconditionally and joint and severally guaranteed by all of the existing subsidiaries of ClimaChem, except for EDNC ("Non-Guarantor Subsidiaries").

Set forth below is consolidating financial information of ClimaChem's Guarantor Subsidiaries, the Non-Guarantor Subsidiaries, and ClimaChem.

LSB Industries, Inc.
Notes to Consolidated Financial Statements (continued)

6. Long-Term Debt (continued)
ClimaChem, Inc. Condensed Consolidating Balance Sheet As of December 31, 2003 (In thousands)
Combined Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	ClimaChem, Inc. (Parent)	Eliminations	Consolidated
Assets
Current assets:
Cash	$208	$-	$2,712		$2,920
Trade accounts receivable, net	30,838	3,187	25		34,050
Inventories	25,901	143	-		26,044
Supplies and prepaid items	3,389	669	1,607		5,665
Deferred income taxes	-	-	5,470		5,470
Total current assets	60,336	3,999	9,814		74,149
Property, plant and equipment, net	65,147	1,940	83		67,170
Investment in and advances to affiliates	-	-	88,901	$(88,901)	-
Receivable from Parent	-	13,194	-	(13,194)	-
Other assets, net	7,876	35	1,218		9,129
	$133,359	$19,168	$100,016	$(102,095)	$150,448
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$17,017	$2,589	$344		$19,950
Accrued liabilities	14,791	5,982	1,173		21,946
Due to LSB and affiliates, net	-	-	585		585
Current portion of long-term debt	2,405	353	26,553		29,311
Total current liabilities	34,213	8,924	28,655		71,792
Long-term debt	4,789	1,206	56,419		62,414
Deferred income taxes	-	-	1,605		1,605
Other non-current liabilities	2,280	590	-		2,870
Payable to Parent	44,817	-	-	$(44,817)	-
Stockholders' equity:
Common stock	67	1	1	(68)	1
Capital in excess of par value	78,194	-	12,652	(78,194)	12,652
Accumulated other comprehensive loss	-	(1,570)	-		(1,570)
Retained earnings (deficit)	(31,001)	10,017	684	20,984	684
Total stockholders' equity	47,260	8,448	13,337	(57,278)	11,767
	$133,359	$19,168	$100,016	$(102,095)	$150,448

LSB Industries, Inc.
Notes to Consolidated Financial Statements (continued)

6. Long-Term Debt (continued)
ClimaChem, Inc. Condensed Consolidating Balance Sheet As of December 31, 2002 (In thousands)
Combined Guarantor Subsidiaries	Consolidated Non- Guarantor Subsidiaries	ClimaChem, Inc. (Parent)	Eliminations	Consolidated
Assets
Current assets:
Cash	$410	$-	$950		$1,360
Restricted cash	-	-	1,838		1,838
Trade accounts receivable, net	30,034	3,166	39		33,239
Inventories	25,947	119	-		26,066
Supplies and prepaid items	4,007	24	1,309		5,340
Deferred income taxes	-	-	3,520	$(520)	3,000
Total current assets	60,398	3,309	7,656	(520)	70,843
Property, plant and equipment, net	67,296	2,017	61		69,374
Due from LSB and affiliates	-	-	14,648		14,648
Investment in and advances to affiliates	-	-	89,977	(89,977)	-
Receivable from Parent	-	10,185	-	(10,185)	-
Other assets, net:
Deferred income taxes	-	-	2,101	(435)	1,666
Other	8,559	41	1,716		10,316
	$136,253	$15,552	$116,159	$(101,117)	$166,847
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$19,747	$2,736	$287		$22,770
Accrued liabilities	13,512	1,061	1,059		15,632
Due to LSB and affiliates, net	-	-	4,679		4,679
Deferred income taxes	520	-	-	$(520)	-
Current portion of long-term debt	2,190	353	29,490		32,033
Total current liabilities	35,969	4,150	35,515	(520)	75,114
Long-term debt:
Due to LSB and affiliates	1,405	-	4,500		5,905
Other	3,579	1,559	61,282		66,420
Deferred income taxes	435	-	-	(435)	-
Due to LSB	-	-	3,183		3,183
Other noncurrent liabilities	2,547	3,858	-		6,405
Payable to Parent	42,681	-	-	(42,681)	-
Stockholders' equity:
Common stock	64	1	1	(65)	1
Capital in excess of par value	77,678	-	12,652	(77,678)	12,652
Accumulated other comprehensive loss	-	(1,859)	-		(1,859)
Retained earnings (accumulated deficit)	(28,105)	7,843	(974)	20,262	(974)
Total stockholders' equity	49,637	5,985	11,679	(57,481)	9,820
	$136,253	$15,552	$116,159	$(101,117)	$166,847

LSB Industries, Inc.
Notes to Consolidated Financial Statements (continued)

6. Long-Term Debt (continued)
ClimaChem, Inc. Condensed Consolidating Statement of Operations Year ended December 31, 2003 (In thousands)
Combined Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	ClimaChem, Inc. (Parent)	Eliminations	Consolidated

Net sales	$269,855	$42,947			$312,802
Cost of sales	228,729	38,829	$717	$(5)	268,270
Gross profit (loss)	41,126	4,118	(717)	5	44,532
Selling, general and administrative	34,882	437	2,709	(7)	38,021
Operating income (loss)	6,244	3,681	(3,426)	12	6,511
Other income (expense):
Interest and other income (expense), net	1	(78)	11,906	(10,466)	1,363
Interest expense	(10,993)	(39)	(4,688)	10,454	(5,266)
Income (loss) from operations before benefit (provision) for income taxes	(4,748)	3,564	3,792	-	2,608
Equity in losses of subsidiaries	-	-	(722)	722	-
Benefit (provision) for income taxes	1,852	(1,390)	(1,412)		(950)
Net income (loss)	$(2,896)	$2,174	$1,658	$722	$1,658

LSB Industries, Inc.
Notes to Consolidated Financial Statements (continued)

6. Long-Term Debt (continued)

ClimaChem, Inc. Condensed Consolidating Statement of Operations Year ended December 31, 2002 (In thousands)
Combined Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	ClimaChem, Inc. (Parent)	Eliminations	Consolidated

Net sales	$244,737	$34,749			$279,486
Cost of sales	206,220	31,142	$591	$(5)	237,948
Gross profit (loss)	38,517	3,607	(591)	5	41,538

Selling, general and administrative	33,040	387	1,472	(7)	34,892
Operating income (loss)	5,477	3,220	(2,063)	12	6,646
Other income (expense):
Interest and other income (expense), net	2,599	(79)	11,504	(10,882)	3,142
Gain on extinguishment of debt	-	-	1,458		1,458
Benefit from termination of firm purchase commitments	290	-	-		290
Interest expense	(10,744)	(59)	(6,908)	10,870	(6,841)
Income (loss) from continuing operations before benefit (provision) for income taxes	(2,378)	3,082	3,991	-	4,695
Equity in losses of subsidiaries	-	-	(3,032)	3,032	-
Benefit (provision) for income taxes	927	(1,202)	(172)		(447)
Loss from discontinued operations, net	(3,461)	-			(3,461)
Net income (loss)	$(4,912)	$1,880	$787	$3,032	$787

LSB Industries, Inc.
Notes to Consolidated Financial Statements (continued)

6. Long-Term Debt (continued)
ClimaChem, Inc. Condensed Consolidating Statement of Operations Year ended December 31, 2001 (In thousands)
Combined Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	ClimaChem, Inc. (Parent)	Eliminations	Consolidated

Net sales	$271,988	$36,539			$308,527
Cost of sales	228,757	33,018	$895	$(4)	262,666
Gross profit (loss)	43,231	3,521	(895)	4	45,861
Selling, general and administrative	36,970	201	4,155	(7)	41,319
Operating income (loss)	6,261	3,320	(5,050)	11	4,542
Other income (expense):
Interest and other income (expense), net	(101)	21	11,476	(10,451)	945
Gain on sales of property and equipment	2,898	-	-		2,898
Gain on extinguishment of debt	-	-	2,631		2,631
Benefit from termination of firm sales and purchase commitments	2,688	-	-		2,688
Interest expense	(11,778)	(108)	(10,856)	10,440	(12,302)
Income (loss) from continuing operations before benefit (provision) for income taxes	(32)	3,233	(1,799)	-	1,402
Equity in earnings of subsidiaries	-	-	1,978	(1,978)	-
Benefit (provision) for income taxes	(1,530)	(920)	1,330		(1,120)
Income from discontinued operations, net	1,227	-	-		1,227
Net income (loss)	$(335)	$2,313	$1,509	$(1,978)	$1,509

LSB Industries, Inc.
Notes to Consolidated Financial Statements (continued)

6. Long-Term Debt (continued)
ClimaChem, Inc. Condensed Consolidating Statement of Cash Flows Year ended December 31, 2003 (In thousands)
Combined Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	ClimaChem, Inc. (Parent)	Eliminations	Consolidated
Cash flows provided by operating activities	$3,358	$3,524	$5,528	$12,410
Cash flows from investing activities:
Capital expenditures	(6,988)	(162)	(91)	(7,241)
Proceeds from sales of property and equipment	81	-	-	81
Proceeds from restricted cash held in escrow	-	-	1,838	1,838
Other assets	48	-	50	98
Net cash provided (used) by investing activities	(6,859)	(162)	1,797	(5,224)
Cash flows from financing activities:
Payments on long-term debt	(694)	(353)	(3,573)	(4,620)
Long-term and other borrowings, net of origination fees	-	-	800	800
Net change in revolving debt	353	-	(3,535)	(3,182)
Net change in due to/from LSB and affiliates	-	-	1,376	1,376
Advances to/from affiliates	3,640	(3,009)	(631)	-
Net cash provided (used) by financing activities	3,299	(3,362)	(5,563)	(5,626)
Net increase (decrease) in cash from all activities	(202)	-	1,762	1,560
Cash at the beginning of year	410	-	950	1,360
Cash at the end of year	$208	$-	$2,712	$2,920

 LSB Industries, Inc.
Notes to Consolidated Financial Statements (continued)

6. Long-Term Debt (continued)
ClimaChem, Inc. Condensed Consolidating Statement of Cash Flows Year ended December 31, 2002 (In thousands)
Combined Guarantor Subsidiaries	Consolidated Non- Guarantor Subsidiaries	ClimaChem, Inc. (Parent)	Eliminations	Consolidated
Cash flows provided (used) by continuing operating activities	$18,767	$2,744	$(1,697)	$19,814
Cash flows from investing activities:
Capital expenditures	(9,511)	(456)	(8)	(9,975)
Proceeds from sales of property and equipment	227	-	1	228
Payment of restricted cash held in escrow	-	-	(1,838)	(1,838)
Other assets	275	(1)	(15)	259
Net cash used by investing activities	(9,009)	(457)	(1,860)	(11,326)
Cash flows from financing activities:
Payments on long-term debt	(2,171)	(353)	(5,650)	(8,174)
Proceeds from Financing Agreement net of fees	-	-	32,155	32,155
Acquisition of 10 3/4 % Senior Unsecured Notes	-	-	(30,065)	(30,065)
Net change in revolving debt	(332)	-	(8,730)	(9,062)
Net change in due to/from LSB and affiliates	-	-	3,162	3,162
Advances to/from affiliates	(11,656)	(1,950)	13,606	-
Net cash provided (used) by financing activities	(14,159)	(2,303)	4,478	(11,984)
Net cash provided by discontinued operations	4,547	-	-	4,547
Net increase (decrease) in cash from all activities	146	(16)	921	1,051
Cash at the beginning of year	264	16	29	309
Cash at the end of year	$410	$-	$950	$1,360

LSB Industries, Inc.
Notes to Consolidated Financial Statements (continued)

6. Long-Term Debt (continued)

ClimaChem, Inc. Condensed Consolidating Statement of Cash Flows Year ended December 31, 2001 (In thousands)
Combined Guarantor Subsidiaries	Consolidated Non- Guarantor Subsidiaries	ClimaChem, Inc. (Parent)	Eliminations	Consolidated
Cash flows provided (used) by continuing operating activities	$(2,174)	$154	$821	$(1,199)
Cash flows from investing activities:
Capital expenditures	(4,739)	(697)	(40)	(5,476)
Proceeds from sales of property and equipment	3,677	-	-	3,677
Other assets	249	6	(1,680)	(1,425)
Net cash used by investing activities	(813)	(691)	(1,720)	(3,224)
Cash flows from financing activities:
Payments on long-term debt	(3,915)	(235)	-	(4,150)
Long-term and other borrowing, net of origination fee	-	950	-	950
Acquisition of 10 3/4 % Senior Unsecured Notes	-	-	(21)	(21)
Net change in revolving debt	(30,046)	(170)	34,746	4,530
Net change in due to/from LSB and affiliates	-	-	1,440	1,440
Advances to/from affiliates	35,285	-	(35,285)	-
Net cash provided by financing activities	1,324	545	880	2,749
Net cash used by discontinued operations	(855)	-	-	(855)
Net increase (decrease) in cash from all activities	(2,518)	8	(19)	(2,529)
Cash at the beginning of year	2,782	8	48	2,838
Cash at the end of year	$264	$16	$29	$309

LSB Industries, Inc.
Notes to Consolidated Financial Statements (continued)

6. Long-Term Debt (continued)

 Maturities (in thousands) of long-term debt for each of the five years after December 31, 2003 are: 2004--$31,630 (including $24,027 due in 2005 unless the lender demands earlier payment); 2005--$44,527; 2006--$1,613; 2007--$19,616; 2008--$1,404 and thereafter--$4,485.

 7. Income Taxes

The tax effects of each type of temporary difference and carryforward that are used in computing deferred tax assets and liabilities and the valuation allowance related to deferred tax assets at December 31, 2003 and 2002 are as follows:

2003	2002
(In Thousands)
Deferred tax assets
Amounts not deductible for tax purposes:
Allowance for doubtful accounts	$2,414	$2,132
Asset impairment	6,611	5,948
Accrued liabilities	1,320	1,190
Other	2,116	1,840
Excess of tax gain over book gain resulting from debt refinancing	5,346	8,894
Capitalization of certain costs as inventory for tax purposes	899	1,213
Net operating loss carry forwards	16,490	15,780
Alternative minimum tax credit carry forwards	793	793
Total deferred tax assets	35,989	37,790
Less valuation allowance on deferred tax assets	28,273	28,632
Net deferred tax assets	$7,716	$9,158

Deferred tax liabilities
Accelerated depreciation used for tax purposes	$7,716	$7,019
Inventory basis difference resulting from a business combination	-	2,139
Total deferred tax liabilities	$7,716	$9,158

We are able to realize deferred tax assets up to an amount equal to the future reversals of existing taxable temporary differences. The taxable temporary differences will turn around in the loss carry forward period as the differences reverse. Other differences will turn around as the assets are disposed in the normal course of business.

The differences between the amount of the provision for income taxes (consisting solely of current state taxes) and the amount which would result from the application of the federal statutory rate to "Income from continuing operations before provision for income taxes and cumulative effect of accounting change" for each of the three years in the period ended December 31, 2003 are detailed below:

LSB Industries, Inc.
Notes to Consolidated Financial Statements (continued)

7. Income Taxes (continued)
2003	2002	2001
(In Thousands)
Provision for income taxes at federal statutory rate	$1,089	$944	$2,604
Changes in the valuation allowance related to deferred tax assets, net of rate differential	(359)	392	(3,272)
Effect of discontinued operations and other on valuation allowance	(792)	(1,332)	765
State income taxes, net of federal benefit	-	35	110
Permanent differences	62	17	(97)
Provision for income taxes	$-	$56	$110

At December 31, 2003, we have regular-tax net operating loss ("NOL") carry forwards of approximately $42.5 million ($22.6 million alternative minimum tax NOLs) that begin expiring 2009.

8. Commitments and Contingencies

Operating Leases

We and our subsidiaries lease certain property, plant and equipment under non-cancelable operating leases. Future minimum payments on operating leases, including the Nitric Acid Plant lease discussed below with initial or remaining terms of one year or more at December 31, 2003 are as follows:

(In Thousands)
2004	$15,495
2005	3,765
2006	9,241
2007	10,057
2008	11,864
Thereafter	9,696
$60,118

Rent expense under all operating lease agreements, including month-to-month leases, was $12,022,000 in 2003, $12,547,000 in 2002 and $12,735,000 in 2001. Renewal options are available under certain of the lease agreements for various periods at approximately the existing annual rental amounts.

Nitric Acid Plant

Our wholly owned subsidiary, El Dorado Nitric Company and its subsidiaries ("EDNC"), operates a nitric acid plant (the "Baytown Plant") at a Baytown, Texas chemical facility in

LSB Industries, Inc.
Notes to Consolidated Financial Statements (continued)

8. Commitments and Contingencies (continued)

 accordance with a series of agreements with Bayer Corporation ("Bayer") (collectively, the "Bayer Agreement"). Under the terms of the Bayer Agreement, EDNC is leasing the Baytown Plant pursuant to a leveraged lease from an unrelated third party with an initial lease term of ten years. The schedule of future minimum payments on operating leases above includes $13,001,000 in 2004, $2,250,000 in 2005, $8,175,000 in 2006, $9,227,000 in 2007, $11,173,000 in 2008, and $4,882,000 after 2008 related to lease payments on the Baytown Plant. Upon expiration of the initial ten-year term, the Bayer Agreement may be renewed for up to six renewal terms of five years each; however, prior to each renewal period, either party to the Bayer Agreement may opt against renewal. The total amount of future minimum payments due under the Bayer Agreement is being charged to rent expense on the straight-line method over the initial ten-year term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to deferred rent expense which is included in accrued liabilities and other noncurrent liabilities in the accompanying balance sheets. The Company and its subsidiaries have not provided a residual value guarantee on the value of the equipment related to the leveraged lease and Bayer has the unilateral right to determine if the fixed-price purchase option is exercised in 2009. If Bayer decides to exercise the purchase option, they must also fund it. EDNC's ability to perform on its lease commitments is contingent upon Bayer's performance under the Bayer Agreement. One of our subsidiaries has guaranteed the performance of EDNC's obligations under the Bayer Agreement.

 Purchase and Sales Commitments

In 2003, one of our subsidiaries, El Dorado Chemical Company ("EDC") was in negotiations with its supplier concerning a purchase agreement. In January 2004, EDC reached an agreement with this supplier whereby the former long-term purchase commitment was terminated. Under a new agreement effective January 20, 2004, EDC will purchase 100% of its requirements of purchased ammonia using a market price-based formula plus transportation to the manufacturing facility in El Dorado, Arkansas through December 31, 2004.

In 1995, one of our subsidiaries entered into a product supply agreement with a third party whereby the subsidiary is required to make monthly facility fee and other payments which aggregate $79,000. In return for this payment, the subsidiary is entitled to certain quantities of compressed oxygen produced by the third party. Except in circumstances as defined by the agreement, the monthly payment is payable regardless of the quantity of compressed oxygen used by the subsidiary. The term of this agreement, which has been included in the above minimum operating lease commitments, is for a term of 15 years; however, the subsidiary can currently terminate the agreement without cause at a cost of approximately $4.5 million. Based on the subsidiary's estimate of compressed oxygen demands of the plant, the cost of the oxygen under this agreement is expected to be favorable compared to floating market prices. Purchases under this agreement aggregated $960,000, $947,000, and $959,000 in 2003, 2002, and 2001, respectively.

LSB Industries, Inc.
Notes to Consolidated Financial Statements (continued)

8. Commitments and Contingencies (continued)

 At December 31, 2003, our Chemical Business had purchase commitments under exchange-traded futures for 300,000 MMBtu of natural gas through June 2004 at a weighted average cost of $4.77 per MMBtu and a weighted average market value of $5.55 per MMBtu.

At December 31, 2003, we also have standby letters of credit outstanding of $1.6 million of which $1 million relates to our Climate Control Business.

At December 31, 2003, we had deposits from customers of $4.6 million which included $4.4 million of forward sales commitments of chemical products with customers for deliveries in 2004.

Effective October 1, 2001, our subsidiary, Cherokee Nitrogen Holding, Inc. ("CNH") entered into a long term 83% ammonium nitrate solution supply agreement with a third party ("Solution Agreement"). Under the Solution Agreement, CNH will supply to the third party its requirements of 83% ammonium nitrate solution from CNH's Cherokee, Alabama manufacturing plant for a term through September 2006 on a cost-plus basis.

On November 1, 2001, EDC entered into a long-term cost-plus industrial grade ammonium nitrate supply agreement ("Supply Agreement") with a third party. Under the Supply Agreement, EDC will supply from it's El Dorado, Arkansas plant approximately 190,000 tons of industrial grade ammonium nitrate per year, which is approximately 90% of the plant's manufacturing capacity for that product, for a term through at least December 2006.

 Employment and Severance Agreements

 We have employment and severance agreements with several of our officers. The agreements provide for annual base salaries, bonuses and other benefits commonly found in such agreements. In the event of termination of employment due to a change in control (as defined in the agreements), the agreements provide for payments aggregating $7.5 million at December 31, 2003.

 Legal Matters

Following is a summary of certain legal actions involving the Company

A. Environmental Matters

 Our operations are subject to numerous environmental laws ("Environmental Laws") and to other federal, state and local laws regarding health and safety matters ("Health Laws"). In particular, the manufacture and distribution of chemical products are activities which entail environmental risks and impose obligations under the Environmental Laws and the Health

LSB Industries, Inc.
Notes to Consolidated Financial Statements (continued)

8. Commitments and Contingencies (continued)

 Laws, many of which provide for substantial fines and criminal sanctions for violations. There can be no assurance that material costs or liabilities will not be incurred by us in complying with such laws or in paying fines or penalties for violation of such laws. The Environmental Laws and Health Laws and enforcement policies thereunder relating to our Chemical Business have in the past resulted, and could in the future result, in penalties, cleanup costs, or other liabilities relating to the handling, manufacture, use, emission, discharge or disposal of pollutants or other substances at or from our facilities or the use or disposal of certain of its chemical products. Historically, significant expenditures have been incurred by our subsidiary, El Dorado Chemical Company ("EDC") at its El Dorado, Arkansas plant (the "El Dorado Facility") in order to comply with the Environmental Laws and Health Laws. Our Chemical Business could be required to make significant additional site or operational modifications at this or other facilities involving substantial expenditures. In addition, if we should decide to no longer operate the El Dorado Facility and if such facility is retired, we may be required to continue to operate equipment relating to discharge water, the cost and timing of which is presently unknown.

1. Water Matters

Discharge Water Issues
The Chemical Business' El Dorado Facility generates process water discharge consisting of cooling tower and boiler blowdown streams, contact storm water (rainfall inside the plant area which picks up impurities, primarily nitrogen), and miscellaneous spills and leaks from process equipment ("Discharge Water"). The Discharge Water at the El Dorado Facility is governed by a state of Arkansas permit renewed every five years. The current permit expired in 1995, and the state of Arkansas and EDC have been negotiating since early 1997 on the issuance of a new permit. EDC and the state of Arkansas agreed to a formal Consent Administrative Order ("CAO") in September, 1998, which CAO contained certain deadlines for the completion of activities at the El Dorado Facility pending issuance of a new permit. In June 2002, a formal amendment to the CAO became effective, which extended the compliance date until three years after the effective date of the renewal permit. The renewal permit was issued by the state of Arkansas containing effluent limits that EDC believed were inappropriately stringent and which EDC believed it could not meet. That permit was appealed by EDC. The appeal has been resolved by the parties entering into a settlement agreement that provides for effluent limits which EDC believes are acceptable. The settlement agreement has become final. The Arkansas Department of Environmental Quality ("ADEQ") has issued a revised draft of an National Pollutant Discharge Elimination System ("NPDES") water discharge permit pursuant to the terms of the settlement agreement.

In January 2004, an adjoining landowner of the El Dorado Facility, who is also the plaintiff in a lawsuit against EDC (See below "Property Damage Lawsuit"), filed comments on the draft permit requesting effluent limits and conditions more restrictive than those provided in the settlement agreement and draft permit. The El Dorado Facility has submitted a response

LSB Industries, Inc.
Notes to Consolidated Financial Statements (continued)

8. Commitments and Contingencies (continued)

 to the comments asserting, among other things, that the landowner lacks standing to raise issues that were resolved in a prior administrative proceeding. ADEQ has indicated to counsel for EDC that it agrees with the position asserted by the El Dorado Facility, although there is no assurance that the ADEQ will rule in accordance with such indication.

We believe that the revised NPDES permit issued in conformity with the settlement agreement will require additional expenditures, estimated to be approximately $3 to $4 million, which would be expended over the next three years. This estimate assumes that the City of El Dorado, Arkansas (the "City") builds its own discharge pipeline to a nearby river and we are permitted to tie our pipeline into the City's pipeline. We do not have any reliable estimates of the cost of an alternative solution in the event that the pipeline is not ultimately built by the City. The CAO included a $183,700 penalty which has been satisfied, either through waste minimization activities or payments.

In addition, the CAO recognizes the presence of nitrate contamination in the shallow groundwater at the El Dorado Facility. A new CAO will be executed to address the shallow groundwater contamination, which will include an evaluation of the current conditions and remediation based upon a risk assessment. The final remedy for shallow groundwater contamination, should any remediation be required, will be selected pursuant to the new CAO and based upon the risk assessment. There are no known users of this shallow groundwater in the area, and preliminary risk assessments have not identified any public health risk that would require additional remediation. No reserve has been established because the extent of the remediation effort, if any, is not presently known nor estimable.

 Drainage of Pond at El Dorado Facility and Investigation

In response to a maintenance emergency and to prevent an uncontrolled release, the equalization pond located at the El Dorado Facility was drained to accommodate repairs to an underground discharge pipe in September 2001. Although, no adverse environmental conditions were noted at the time of the discharge, the sustained discharge was out of compliance with the mass effluent limits contained in the facility's permit. EDC's environmental compliance manager determined that proper procedure would be to notify the state of Arkansas in the month end report. The state disagreed and took the position that they should have been notified immediately. EDC and the state of Arkansas have agreed to a Consent Administrative Order to settle any civil penalty claims relating to this discharge event whereby EDC paid a $50,000 civil penalty and has funded $50,000 on supplemental environmental projects.

In January 2002, the U.S. Attorney for the Western District of Arkansas opened an investigation as a result of the drainage of the pond. EDC and two EDC employees received letters during April 2002, from the United States Attorney's office in Fort Smith, Arkansas

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

8. Commitments and Contingencies (continued)

 ("AUSA") indicating that a criminal charge could be brought against EDC and the two employees as a result of the draining of the equalization pond. EDC denies that it violated any criminal laws, and contends that the discharge event giving rise to the exceedance under its NPDES permit was accidental and impossible to prevent. Although counsel for EDC in this matter has advised that in their opinion it is likely that the matter will be resolved on favorable terms to EDC, there are no assurances that this will occur and it is not possible to estimate the range of potential loss upon resolution of this matter.

2. Air Matters

 In March 2002, EDC received a letter from the state of Arkansas as to several alleged violations of the El Dorado Facility air permit. EDC and the ADEQ have entered into a consent administrative order ("Air CAO") to resolve the above alleged violations. The Air CAO provides for a civil penalty of approximately $10,000, and requires EDC to establish a system to monitor air quality at the perimeter of the El Dorado Facility and to submit revised testing protocols for demonstrating compliance at the various emission sources. The Air CAO also requires EDC to install within 90 days of its effective date a continuous air monitoring system, which is estimated to cost not less than $90,000. The Air CAO has been published for public comment and is anticipated to be effective in the near term.

As part of the state's investigation of an application filed by EDC for a permit modification relating to the sulfuric acid plant, the state initiated an inquiry regarding historical equipment upgrades and repairs at the sulfuric acid plant, and whether any of those modifications should have been reviewed under the regulations. The state and EDC have entered into negotiations in an attempt to compromise and resolve a potential dispute as to what regulations should apply to the sulfuric acid plant. These negotiations have resulted in an Air CAO that resolves any possible regulatory violations associated with the sulfuric acid plant through the implementation of additional emission controls at that plant. The ultimate cost of any technology changes required cannot presently be determined, but is believed to cost between $1.5 million to $3 million. The implementation of the technological change, and related expenditures will be made during the next 3 to 6 years.

3. Other Environmental Matters

Slurry Explosive Corporation

 In April 2002, Slurry Explosive Corporation ("Slurry") entered into a Consent Administrative Order ("Slurry Consent Order") with the state of Kansas, regarding Slurry's Hallowell, Kansas manufacturing facility ("Hallowell Facility"). The Slurry Consent Order addresses the release of contaminants from the facility into the soils and groundwater and surface water in the strip-pits adjacent to the Hallowell Facility. There are no known users of the groundwater in the area. The adjacent strip pit is used for fishing. Under the terms of the Slurry Consent Order, Slurry is required to, among other things, submit an environmental

LSB Industries, Inc.
Notes to Consolidated Financial Statements (continued)

8. Commitments and Contingencies (continued)

 assessment work plan to the state of Kansas for review and approval, and agree with the state as to any required corrective actions to be performed at the Hallowell Facility.

In connection with the sale of substantially all of the operating assets of Slurry and Universal Tech Corporation ("UTeC"), subsidiaries of the Company, in December 2002, UTeC leased the Hallowell Facility to the buyer under a triple net long-term lease agreement. However, Slurry retained the obligation to be responsible for, and perform the activities under, the Slurry Consent Order.

In addition, certain subsidiaries of the Company agreed to indemnify the buyer of such assets for these environmental matters. Slurry has placed the prior owners of the Hallowell Facility on notice of their responsibility for contribution towards the costs to investigate and remediate this site. Representatives of a prior owner have recently agreed to pay for one-half of the costs of the investigation on an interim, non-binding basis. At December 31, 2003, a reserve of $168,000 has been established for the Company's share of the estimated investigation and remediation costs. However, these estimates may be revised in the near term based on the results of our investigation and remediation.

 Grand Jury Subpoenas - Slurry - Hallowell Facility

In 2002, Slurry and the Company received grand jury subpoenas requesting business records of Slurry. The Company and Slurry have complied with these subpoenas. This grand jury investigation appears to be related to Slurry's alleged violations of explosive storage and related regulations, which resulted in the revocation by the Bureau of Alcohol, Tobacco and Firearms of Slurry's license to manufacture explosives at the Hallowell Facility.

 Property Damage Lawsuit

 In January 2003, the owners of 283 acres of property adjacent to the El Dorado Facility filed suit against EDC alleging property damage and punitive damages. The lawsuit is pending in the United States District Court, Western District of Arkansas, El Dorado Division. The El Dorado Facility utilizes a discharge water treatment system which discharges into a creek which passes through the plaintiffs' property pursuant to a permit issued by the state of Arkansas. The plaintiffs contend that these permitted discharges into the creek are an unauthorized trespass, have damaged their property, have resulted in fish kills in the creek, and that leakage from EDC's two holding ponds has contaminated the shallow groundwater on the plaintiffs' property.

Plaintiffs are pursuing claims under theories of negligence, trespass and nuisance, and are claiming actual and punitive damages as well as injunctive relief. The plaintiffs are alleging that their property has diminished in value by $275,000 as a result of EDC's discharges.

LSB Industries, Inc.
Notes to Consolidated Financial Statements (continued)

8. Commitments and Contingencies (continued)

 EDC's Discharge Water contains elevated levels of ammonia and nitrogen. However, monitoring wells around its treatment ponds indicate little, if any, impact on the shallow groundwater. We have put our insurance carrier on notice of this claim. Under the policy, we have a $500,000 deductible. No reserve has been established in connection with this matter.

 B. Other Pending or Threatened Litigation

1. Climate Control Business

 The Climate Control Business is involved in several lawsuits and threatened litigation relating to alleged defective air conditioning and heating units manufactured by the Climate Control Business, or that the units or systems where not properly designed, which, if adversely determined against the Climate Control Business, could have a substantial adverse impact on the Company's liquidity. One lawsuit which was filed in August 2002, alleges that Trison Construction, Inc., ("Trison"), a subsidiary within the Company's Climate Control Business, breached its contract with the plaintiff by delaying contract performance and refusal of payment, and that the actions by Trison damaged the plaintiff. The plaintiff alleges that Trison owes it approximately $231,000, inclusive of overhead, cost and profit; approximately $94,000 in extended overhead and expenses and lost profits of an unspecified amount. Trison has asserted counterclaim against the plaintiff for recovery of its costs and attorneys fees associated with the defense of this case and approximately $306,000 in damages due to plaintiff's breach of contract.

A subsidiary of the Company within its Climate Control Business has been sued, together with 18 other defendants and 8 other parties added by the original named defendants. Plaintiffs' claims arise out of construction of a hotel in Hawaii. Plaintiffs claim that it was necessary to close the hotel approximately one year after it was opened due to an infestation of mold, requiring the hotel owner to undertake a mold remediation project. The owner of the hotel sued many of the parties involved in the design and construction, or supply of equipment for the hotel, alleging the improper design, construction, installation and/or air conditioning equipment. The Climate Control subsidiary supplied certain portions of the air conditioning equipment, which the plaintiff alleges was defective. Plaintiff has not specified the amount of damages. The Company has notified its insurance carrier, which is providing a defense under a reservation of rights.

2. Chemical Business

 During January 2004, EDC was named as a defendant in a lawsuit filed by the trustee for Lodestar Energy, Inc., et. al. Lodestar is in chapter 7 bankruptcy proceeding. The complaint seeks to recover approximately $1,100,000 for allegedly preferential payments that were

LSB Industries, Inc.
Notes to Consolidated Financial Statements (continued)

8. Commitments and Contingencies (continued)

 made to EDC during the 90 day period preceding the filing of Lodestar's bankruptcy. Although counsel has advised that it is unlikely that a substantial unfavorable outcome will occur, there are no assurances that there will not be an unfavorable outcome in this matter. EDC intends to vigorously defend this matter.

A subsidiary within the Company's Chemical Business has been sued for an undisclosed amount of monies based on claims that the subsidiary breached an agreement by overcharging the plaintiff for ammonium nitrate for use by the plaintiff in the manufacture of commercial explosives as a result of inflated prices for natural gas used to manufacture the ammonium nitrate. The subsidiary has filed a third party complaint against Dynegy, Inc. and a subsidiary asserting that Dynegy was the party responsible for fraudulently causing artificial natural gas prices to exist and seeking an undisclosed amount from Dynegy, including any amounts which may be recovered by the plaintiff. Dynegy has filed a counterclaim against the subsidiary for monies allegedly owed on account, which is alleged by Dynegy to be $600,000. Although there is no assurance, counsel for the subsidiary has advised the Company that, at this time, they believe that there is a good likelihood that the subsidiary will recover monies from Dynegy over and above any monies which may be recovered by the plaintiff or owed to Dynegy.

3. Other

Zeller Pension Plan

 In February 2000, the Company's Board of Directors authorized management to proceed with the sale of the automotive business, since the automotive business was no longer a "core business" of the Company. In May, 2000 the Company sold substantially all of its assets in its automotive business. After the authorization by the board, but prior to the sale, the automotive business purchased the assets and assumed certain liabilities of Zeller Corporation ("Zeller"). The liabilities of Zeller assumed by the automotive business included Zeller's pension plan, which is not a multi-employer pension plan. In June 2003, the principal owner ("Owner") of the buyer of the automotive business was contacted by a representative of the Pension Benefit Guaranty Corporation ("PBGC") regarding the plan. The Owner has been informed by the PBGC of a possible underfunding of the plan and a possible takeover of the plan by the PBGC. The Owner has notified the Company of these events. The Company has also been contacted by the PBGC and has been advised that the alleged under funding is approximately $ .6 million. The Company has been advised by ERISA counsel that based upon, numerous representations made by the Company and the assumption that the trier of fact determining the Company's obligations with respect to the plan would find that:  we disposed, in May 4, 2000, of interest in the automotive business including the Zeller assets and business pursuant to a bona fide purchase agreement under the terms of which the purchaser assumed all obligations with respect to the operation, including funding of the Zeller plan, the purpose of the sale of the automotive business did not include

LSB Industries, Inc.
Notes to Consolidated Financial Statements (continued)

8. Commitments and Contingencies (continued)

 an attempt to evade liability for funding the Zeller plan, at the time we disposed of our interest in the automotive business, the Zeller plan was adequately funded, on an ongoing basis and all required contributions had been made, and the Zeller plan did not terminate at anytime that any member of the Company's controlled group of entities was a contribution sponsor to the Zeller plan, that the possibility of an unfavorable outcome to us in a lawsuit if the PBGC attempts to hold us liable for the underfunding of the Zeller plan is remote.

The Company has several contingencies, including those set forth above, that could impact it's liquidity and future operating results in the event that the Company is unsuccessful in defending against the claimants or possible claims.

9. Redeemable Preferred Stock

At December 31, 2003 and 2002, we had 1,084 shares and 1,167 shares, respectively, outstanding of noncumulative redeemable preferred stock. Each share of redeemable preferred stock, $100 par value, is convertible into 40 shares of our common stock or redeemable at par at any time and entitles the holder to one vote. The redeemable preferred stock provides for a noncumulative annual dividend of 10%, payable when and as declared and is classified as other accrued liabilities in the accompanying consolidated balance sheets.

 10. Stockholders' Equity

Qualified Stock Option Plans

At December 31, 2003, we have a 1993 Stock Option and Incentive Plan (850,000 shares) and a 1998 Stock Option Plan (1,000,000 shares). Under these plans, we are authorized to grant options to purchase up to 1,850,000 shares of our common stock to our key employees. The 1993 Stock Option and Incentive Plan has expired, and accordingly, no additional options may be granted from this plan. Options granted prior to the expiration of this plan continue to remain valid thereafter in accordance with their terms. At December 31, 2003, there are 483,000 options outstanding related to the 1993 Stock Option and Incentive Plan and 800,800 options outstanding relating to the 1998 Stock Option Plan. These options become exercisable 20% after one year from date of grant, 40% after two years, 70% after three years, 100% after four years and lapse at the end of ten years. The exercise price of options granted under these plans were equal to the market value of our common stock at the date of grant. For participants who own 10% or more of our common stock at the date of grant, the option price is 110% of the market value at the date of grant and the options lapse after five years from the date of grant.

LSB Industries, Inc.
Notes to Consolidated Financial Statements (continued)

10. Stockholders' Equity (continued)

 Activity in our qualified stock option plans during each of the three years in the period ended December 31, 2003 is as follows:

2003	2002	2001
Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,424,600	$2.34	1,655,800	$2.39	1,740,500	$2.69
Granted	-	$-	-	$-	232,500	$2.75
Exercised	(127,800)	$1.53	(90,300)	$2.84	(20,400)	$1.19
Canceled, forfeited or expired	(13,000)	$7.21	(140,900)	$2.65	(296,800)	$4.51
Outstanding at end of year	1,283,800	$2.37	1,424,600	$2.34	1,655,800	$2.39
Exercisable at end of year	1,168,300	$2.33	1,015,900	$2.54	879,100	$2.98
Weighted average fair value of options granted during year		N/A		N/A		$2.40

The following table summarizes information about qualified stock options outstanding and exercisable at December 31, 2003:

Stock Options Outstanding	Stock Options Exercisable
Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Shares Exercisable	Weighted Average Exercise Price

$1.25	-	$1.38	716,800	2.82	$1.29	716,800	$1.29
$2.73	-	$3.00	183,500	7.44	$2.76	68,000	$2.76
$4.13	-	$4.88	383,500	2.69	$4.19	383,500	$4.19
$1.25	-	$4.88	1,283,800	4.00	$2.37	1,168,300	$2.33

Non-Qualified Stock Option Plans

Our Board of Directors approved the grants of non-qualified stock options to our outside directors, our President and certain key employees, as detailed below. The option prices are generally based on the market value of our common stock at the dates of grants. These options

LSB Industries, Inc.
Notes to Consolidated Financial Statements (continued)

10. Stockholders' Equity (continued)

 have vesting terms and lives specific to each grant but generally vest over 48 months and expire ten years from the grant date.

We have an Outside Directors Stock Option Plan (the "Outside Director Plan"). The Outside Director Plan authorizes the grant of non-qualified stock options to each member of our Board of Directors who is not an officer or employee of the Company or its subsidiaries. The maximum number of shares of our common stock that may be issued under the Outside Director Plan is 400,000 shares. At December 31, 2003, there are 105,000 options outstanding related to the Outside Director Plan.

In 2003, there were no stock options granted under non-qualified stock option plans. In 2002, the Board of Directors granted 50,000 stock options to an employee that vest over 48 months and have contractual lives of ten years as well as 118,000 stock options principally to former employees of the Company to replace the options these individuals held prior to leaving the Company (a portion of the 168,000 stock options granted had exercise prices that exceeded the last average bid and asked price of our common stock at the date of the grant). The options to former employees were fully vested at the date of grant and expire between one and nine years from the date of grant. We recognized compensation expense of $48,000 in 2002 related to the grant of these shares. In 2001, the Board of Directors granted 102,500 stock options that vest over 48 months and have contractual lives of ten years.

Activity in our non-qualified stock option plans during each of the three years in the period ended December 31, 2003 is as follows:

2003	2002	2001
Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,351,000	$2.32	1,208,000	$2.29	1,175,500	$2.43
Granted	-	$-	168,000	$2.79	102,500	$2.73
Exercised	(3,000)	$1.25	-	$-	(15,000)	$1.25
Surrendered, forfeited, or expired	(94,000)	$4.39	(25,000)	$4.19	(55,000)	$6.37
Outstanding at end of year	1,254,000	$2.17	1,351,000	$2.32	1,208,000	$2.29

Exercisable at end of year	1,102,500	$2.03	995,050	$2.34	694,400	$2.47
Weighted average fair value of options granted during year		N/A		$1.87		$2.44

LSB Industries, Inc.
Notes to Consolidated Financial Statements (continued)

10. Stockholders' Equity (continued)

 The following table summarizes information about non-qualified stock options outstanding and exercisable at December 31, 2003:

Stock Options Outstanding	Stock Options Exercisable
Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Shares Exercisable	Weighted Average Exercise Price
$1.25	-	$1.38	781,500	3.88	$1.26	781,500	$1.26
$2.62	-	$2.73	186,500	9.06	$2.70	85,000	$2.72
$4.13	-	$4.19	201,000	3.70	$4.18	151,000	$4.18
$4.54	-	$5.36	85,000	3.58	$4.59	85,000	$4.59
$1.25	-	$5.36	1,254,000	4.60	$2.17	1,102,500	$2.03

Preferred Share Purchase Rights

We have adopted a preferred share rights plan (the "Rights Plan"), which Rights Plan became effective as of February 27, 1999. The Rights Plan replaced and renewed a rights plan that was terminating as of that date. Under the Rights Plan, we declared a dividend distribution of one Renewed Preferred Share Purchase Right (the "Renewed Preferred Right") for each outstanding share of our common stock outstanding as of February 27, 1999 and all further issuances of our common stock would carry the rights. The Rights Plan has a term of 10 years from its effective date. The Renewed Preferred Rights are designed to ensure that all of our stockholders receive fair and equal treatment in the event of a proposed takeover or abusive tender offer.

The Renewed Preferred Rights are generally exercisable when a person or group (other than Jack E. Golsen, our Chairman and President, and his affiliates, our company or any of our subsidiaries, our employee benefit plans and certain other limited excluded persons or entities, as set forth in the Rights Plan) acquire beneficial ownership of 20% or more of our common stock (such a person or group will be referred to as the "Acquirer"). Each Renewed Preferred Right (excluding Renewed Preferred Rights owned by the Acquirer) entitles stockholders to buy one one-hundredth (1/100) of a share of a new series of participating preferred stock at an exercise price of $20. Following the acquisition by the Acquirer of beneficial ownership of 20% or more of our common stock, and prior to the acquisition of 50% or more of our common stock by the Acquirer, our Board of Directors may exchange all or a portion of the Renewed Preferred Rights (other than Renewed Preferred Rights owned by the Acquirer) for our common stock at the rate of one share of common stock per Renewed Preferred Right. Following acquisition by the Acquirer of 20% or more of our common stock, each Renewed Preferred Right (other than the Renewed Preferred Rights owned by the Acquirer) will entitle its holder to purchase a number of our common shares having a market value of two times the Renewed Preferred Right's exercise

LSB Industries, Inc.
Notes to Consolidated Financial Statements (continued)

10. Stockholders' Equity (continued)

 price in lieu of the new preferred stock. Thus, only as an example, if our common shares at such time were trading at $10 per share and the exercise price of the Renewed Preferred Right is $20, each Renewed Preferred Right would thereafter be exercisable at $20 for four of our common shares.

If after the Renewed Preferred Share Rights are triggered, we are acquired, or we sell 50% or more of our assets or earning power, each Renewed Preferred Right (other than the Renewed Preferred Rights owned by the Acquirer) will entitle its holder to purchase a number of the acquiring company's common shares having a market value at the time of two times the Renewed Preferred Right's exercise price, except if the transaction is consummated with a person or group who acquired our common shares pursuant to a Permitted Offer, the price for all of our common shares paid to all of our common shareholders is not less than the price per share of our common stock pursuant to the Permitted Offer and the form of consideration offered in the transaction is the same as the form of consideration paid pursuant to the Permitted Offer. As defined in the Rights Plan, a "Permitted Offer" is an offer for all of our common shares at a price and on terms that a majority of our Board, who are not officers or the person or group who could trigger the exerciseability of the Renewed Preferred Rights, deems adequate and in our best interest and that of our shareholders. Thus, only as an example, if our common shares were trading at $10 per share and the exercise price of a Renewed Preferred Right is $20, each Renewed Preferred Right would thereafter be exercisable at $20 for four shares of the Acquirer.

Prior to the acquisition by the Acquirer of beneficial ownership of 20% or more of our stock, our Board of Directors may redeem the Renewed Preferred Rights for $.01 per Renewed Preferred Right.

In March 2003, the Company sold for $1,570,500 in cash 450,000 shares of common stock and a warrant (exercisable at $3.49 per share until March 2008) to purchase 112,500 shares of common stock. The proceeds were used to reduce debt.

In May 2002, the Company issued warrants to purchase 595,585 shares of our common stock exercisable at $.10 per share until May 2012 (see Note 6).

As of December 31, 2003, we have reserved 7.4 million shares of common stock issuable upon potential conversion of preferred stocks, stock options and warrants.

 11. Non-Redeemable Preferred Stock

 The 20,000 shares of Series B cumulative, convertible preferred stock, $100 par value, are convertible, in whole or in part, into 666,666 shares of our common stock (33.3333 shares of common stock for each share of preferred stock) at any time at the option of the holder and entitles the holder to one vote per share. The Series B preferred stock provides for annual

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

11. Non-Redeemable Preferred Stock (continued)

 cumulative dividends of 12% from date of issue, payable when and as declared. At December 31, 2003, $960,000 of dividends ($48 per share) on the Series B preferred stock were in arrears.

The Class C preferred stock, designated as a $3.25 convertible exchangeable Class C preferred stock, Series 2, has no par value ("Series 2 Preferred"). The Series 2 Preferred has a liquidation preference of $50.00 per share plus accrued and unpaid dividends and is convertible at the option of the holder at any time, unless previously redeemed, into our common stock at an initial conversion price of $11.55 per share (equivalent to a conversion rate of approximately 4.3 shares of common stock for each share of Series 2 Preferred), subject to adjustment under certain conditions. Upon the mailing of notice of certain corporate actions, holders will have special conversion rights for a 45-day period. The Series 2 Preferred is redeemable at our option, in whole or in part, at $50.00 per share, plus accrued and unpaid dividends to the redemption date. Dividends on the Series 2 Preferred are cumulative and are payable quarterly in arrears. At December 31, 2003, $9.1 million of dividends ($14.625 per share) on the Series 2 Preferred were in arrears.

The Series 2 Preferred also is exchangeable in whole, but not in part, at our option on any dividend payment date for 6.50% Convertible Subordinated Debentures due 2018 (the "Debentures") at the rate of $50.00 principal amount of Debentures for each share of Series 2 Preferred. Interest on the Debentures, if issued, will be payable semiannually in arrears. The Debentures will, if issued, contain conversion and optional redemption provisions similar to those of the Series 2 Preferred and will be subject to a mandatory annual sinking fund redemption of five percent of the amount of Debentures initially issued, commencing on the June 15 following their issuance.

 The 1,000,000 shares of Class C preferred stock, designated as Series D 6% cumulative, convertible Class C preferred stock ("Series D Preferred"), have no par value and are convertible, in whole or in part, into 250,000 shares of our common stock (1 share of common stock for 4 shares of preferred stock) at any time at the option of the holder. Dividends on the Series D Preferred are cumulative and payable annually in arrears at the rate of 6% per annum of the liquidation preference of $1.00 per share but will be paid only after accrued and unpaid dividends are paid on the Series 2 Preferred. At December 31, 2003, $120,000 of dividends ($.12 per share) on the Series D Preferred were in arrears. Each holder of the Series D Preferred shall be entitled to .875 votes per share.

At December 31, 2003, we are authorized to issue an additional 3,200 shares of $100 par value preferred stock and an additional 3,371,450 shares of no par value preferred stock. Upon issuance, our Board of Directors will determine the specific terms and conditions of such preferred stock.

LSB Industries, Inc.
Notes to Consolidated Financial Statements (continued)

12. Deferred Compensation and Employee Benefit Plans
We have entered into deferred compensation agreements with certain key executives. The agreements provide for annual retirement payments ranging from $15,605 to $18,000 for life. The deferred compensation agreements are forfeited if the respective executive's employment is terminated prior to retirement at age 65 for any reason other than death. The deferred compensation liability reflects the present value of the remaining estimated payments at discount rates of 6% and 7% as of December 31, 2003 and 2002, respectively. The liability amounted to $789,000 and $559,000 as of December 31, 2003 and 2002, respectively. Future estimated payments amount to $2.3 million as of December 31, 2003 and 2002. The charge to expense for these agreements has not been material during the past three years.

If the executive dies prior to retirement, we are required to pay the beneficiary named in the deferred compensation agreement in 120 equal monthly installments aggregating to an amount specified in the agreement with the executive. To informally fund these agreements, we purchased whole life insurance contracts on the related executives in which we are the beneficiary.

We sponsor a retirement plan under Section 401(k) of the Internal Revenue Code under which participation is available to substantially all full-time employees. We do not presently contribute to this plan except for EDC union employees and EDNC employees which amounts were not material for each of the three years ended December 31, 2003.

 13. Fair Value of Financial Instruments

The following discussion of fair values is not indicative of the overall fair value of our assets and liabilities since the provisions of SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," do not apply to all assets, including intangibles.

As of December 31, 2003 and 2002, due to their short term nature, the carrying values of cash, accounts receivable, accounts payable, and accrued liabilities approximated their estimated fair values. Carrying values for variable rate borrowings of $29.4 million and $32.8 million are believed to approximate their fair value as of December 31, 2003 and 2002, respectively. At December 31, 2003, the carrying value of fixed rate debt (excluding the Notes) which aggregated $55.6 million had an estimated fair value of $49.6 million. Currently, there is no active market for the Notes, therefore the fair value is not determinable; however, the carrying value is $18.3 million. At December 31, 2002, the carrying value of fixed rate debt (including the Notes of $18.3 million) which aggregated $80.5 million had an estimated fair value of $60 million. Fair values for fixed rate borrowings, other than the Notes, are estimated using a discounted cash flow analysis that applies interest rates currently being offered on borrowings of similar amounts and terms to those currently outstanding while also taking into consideration our current credit worthiness. At December 31, 2002, fair value of the Notes was based on market quotations.

LSB Industries, Inc.
Notes to Consolidated Financial Statements (continued)

14. Gains on Sales of Property and Equipment

 In December 2002, we sold all of the remaining assets comprising our explosives manufacturing and distribution business recognizing a gain of $1.6 million. See Note 17 - Discontinued Operations.

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

15. Inventory Write-Down and Benefit From Termination of (Provision for Loss on) Firm Sales and Purchase Commitments

In 2003 and 2002, our Chemical Business entered into forward sales commitments with customers for deliveries in 2004 and 2003, respectively, which ultimately were at prices below its costs as of December 31, 2003 and 2002, respectively. In connection therewith, we recognized a loss on these sales commitments of $.1 million and $.7 million in 2003 and 2002, respectively.

Also in June 2001, we reached an agreement with our supplier of anhydrous ammonia whereby the former long-term purchase commitment was terminated effective June 30, 2001. As consideration to terminate the above-market priced take-or-pay purchase commitment which provided, among other things, for a market price based on natural gas and required minimum monthly purchase volumes, EDC agreed to pay the supplier a one-time settlement fee. The remaining accrued liability as of June 30, 2001, associated with the above-market purchase commitment, net of the one-time settlement fee, was recognized as a gain on termination of the purchase commitment of $2.3 million in 2001. The supplier also agreed to refund EDC up to $.7 million contingent on minimum monthly purchase volumes for which EDC recognized an additional gain on termination of the purchase commitment of $.3 million and $.4 million in 2002 and 2001, respectively. In 2001, EDC realized, through cost of goods sold, approximately $2.1 million of the accrued liability previously established for loss on the former firm purchase commitment.

During 2002 and 2001, our Chemical Business also wrote down the carrying value of certain nitrogen-based inventories by approximately $.9 million and $.3 million, respectively which is included in cost of sales in the accompanying consolidated statement of income.

LSB Industries, Inc.
Notes to Consolidated Financial Statements (continued)

16. Property and Business Interruption Insurance Recovery

 In 2002, a portion of the El Dorado Facility experienced damage from high winds and a likely tornado. Plant management and engineers surveyed the damage which affected the production facilities for ammonium nitrate, certain acid plants, a large cooling tower, and other equipment. The repairs were completed in 2002.

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

In 2000, a nitric acid plant ("Baytown Plant") operated by El Dorado Nitric Company ("EDNC"), a subsidiary of ClimaChem and the Company, experienced a mechanical failure resulting in an interruption of production. To supply nitric acid to EDNC's customers during the interruption, EDNC purchased nitric acid produced by EDC, as well as from third party producers. The repairs to the Baytown Plant were completed in January 2001.

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

 17. Discontinued Operations

In December 2002, we sold the remaining assets that comprised all of the explosives manufacturing and distribution business which were formerly included in our Chemical Business.

The sales price was approximately $10.2 million. Of the proceeds from the sale, (a) approximately $.3 million was placed in escrow which was subsequently released in 2003, (b) approximately $3.5 million was paid to a term lender, and (c) the balance of the proceeds was applied against ClimaChem's secured revolving credit facility.

LSB Industries, Inc.
Notes to Consolidated Financial Statements (continued)

17. Discontinued Operations (continued)

Operating results of the discontinued operations for the year ended December 31:

2002	2001
(In Thousands)
Net sales	$8,981	$21,688
Income (loss) from discontinued operations before gain on disposal	$(5,051)	$1,227
Gain on disposal	1,590	-
Net income (loss) from discontinued operations	$(3,461)	$1,227

18. Segment Information

Factors used by Management to Identify the Enterprise's Reportable Segments and Measurement of Segment Profit or Loss and Segment Assets

 We have two continuing reportable segments: the Climate Control Business and the Chemical Business. Our reportable segments are based on business units that offer similar products and services. The reportable segments are each managed separately because they manufacture and distribute distinct products with different production processes.

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

 Chemical

 This segment manufactures and sells fertilizer grade ammonium nitrate, urea ammonium nitrate, urea and anhydrous ammonia for agricultural applications, industrial grade

LSB Industries, Inc.
Notes to Consolidated Financial Statements (continued)

18. Segment Information (continued)

 ammonium nitrate and solutions for the mining industry and concentrated, blended and regular nitric acid, metallurgical grade ammonia, anhydrous ammonia and sulfuric acid for industrial applications. Our primary manufacturing facilities are located in El Dorado, Arkansas, Baytown, Texas and Cherokee, Alabama. Sales to customers of this segment primarily include farmers, ranchers and dealers in the Central, South Central and Southeast regions of the United States, explosive manufacturers in the United States and industrial users of acids in the Southern and Eastern regions of the United States.

The Chemical Business is subject to various federal, state and local environmental regulations. Although we have designed policies and procedures to help reduce or minimize the likelihood of significant chemical accidents and/or environmental contamination, there can be no assurances that we will not sustain a significant future operating loss related thereto.

Information about our continuing operations in different industry segments for each of the three years in the period ended December 31, 2003 is detailed below.

LSB Industries, Inc.
Notes to Consolidated Financial Statements (continued)

18. Segment Information (continued)
2003	2002	2001
(In Thousands)
Net sales:
Climate Control:
Water source heat pumps	$60,473	$57,663	$61,134
Hydronic fan coils	47,423	56,020	61,397
Other HVAC products	11,136	14,445	15,904
Total Climate Control	119,032	128,128	138,435
Chemical:
Agricultural products	78,521	58,397	60,742
Mining products	52,220	37,290	54,944
Industrial acids	63,029	55,671	54,406
Total Chemical	193,770	151,358	170,092
Other	4,461	4,325	6,415
	$317,263	$283,811	$314,942
Gross profit:
Climate Control	$35,737	$37,454	$37,890
Chemical	12,204	6,207	11,007
Other	1,491	1,332	1,877
	$49,432	$44,993	$50,774
Operating profit (loss):
Climate Control	$11,736	$14,705	$12,500
Chemical	3,754	(204)	3,702
	15,490	14,501	16,202
General corporate expenses and other business operations, net	(6,578)	(5,950)	(7,358)
Interest expense	(5,559)	(7,590)	(13,338)
Gains on sales of property and equipment	-	47	6,615
Gains on extinguishment of debt	258	1,458	2,631
Provision for impairment on long-lived assets	(500)	-	-
Benefit from termination of firm purchase commitments - Chemical	-	290	2,688
Income from continuing operations before provision for income taxes and cumulative effect of accounting change	$3,111	$2,756	$7,440

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

18. Segment Information (continued)
2003	2002	2001
(In Thousands)
Depreciation of property, plant and equipment:
Climate Control	$2,188	$2,317	$2,421
Chemical	7,938	6,966	6,601
Corporate assets and other	186	214	671
Total depreciation of property, plant and equipment	$10,312	$9,497	$9,693
Additions to property, plant and equipment:
Climate Control	$1,543	$652	$1,144
Chemical	6,043	9,328	4,639
Corporate assets and other	230	62	57
Total additions to property, plant and equipment	$7,816	$10,042	$5,840
Total assets:
Climate Control	$51,180	$52,438	$61,682
Chemical	92,093	93,536	95,078
Corporate assets and other	15,021	16,808	14,068
Discontinued operations	-	-	9,010
Total assets	$158,294	$162,782	$179,838

Net sales by industry segment include net sales to unaffiliated customers as reported in the consolidated financial statements. Intersegment net sales, which are accounted for at transfer prices ranging from the cost of producing or acquiring the product or service to normal prices to unaffiliated customers, are not significant.

Gross profit by industry segment represents net sales less cost of sales. Operating profit by industry segment represents operating income plus other income and other expense (all as reported in the consolidated financial statements) plus general corporate expenses and other business operations, net. In computing operating profit from continuing operations, none of the following items have been added or deducted: general corporate expenses and other business operations (including unallocated portions of other income and other expense), interest expense, gains on sales of property and equipment, gains on extinguishment of debt, provision for impairment on long-lived assets, benefit from termination of firm purchase commitments, income taxes, results from discontinued operations or cumulative effect of accounting change.

Identifiable assets by industry segment are those assets used in the operations of each industry. Corporate assets and other are those principally owned by the parent company or by subsidiaries not involved in the two identified industries.

LSB Industries, Inc.
Notes to Consolidated Financial Statements (continued)

 18. Segment Information (continued)

 Information about our domestic and foreign operations from continuing operations for each of the three years in the period ended December 31, 2003 is detailed below:

Geographic Region	2003	2002	2001
(In Thousands)
Net sales:
Domestic	$315,833	$282,550	$311,881
Foreign	1,430	1,261	3,061
	$317,263	$283,811	$314,942
Income (loss) from continuing operations before provision for income taxes and cumulative effect of accounting change:
Domestic	$3,015	$2,742	$7,511
Foreign	96	14	(71)
	$3,111	$2,756	$7,440
Long-lived assets:
Domestic	$71,931	$74,560	$74,867
Foreign	3	3	2
	$71,934	$74,563	$74,869

Net sales by geographic region include net sales to unaffiliated customers, as reported in the consolidated financial statements. Net sales earned from sales or transfers between affiliates in different geographic regions are shown as net sales of the transferring region and are eliminated in consolidation.

Net sales to unaffiliated customers include foreign export sales as follows:

Geographic Area	2003	2002	2001
(In Thousands)
Canada	$6,162	$5,910	$6,479
Europe	1,650	931	1,751
Mexico, Central and South America	1,376	1,280	449
Middle East	996	1,921	1,609
Other	1,095	1,306	2,053
	$11,279	$11,348	$12,341

LSB Industries, Inc.
Notes to Consolidated Financial Statements (continued)

18. Segment Information (continued)

Major Customers

Net sales to one customer, Bayer, of our Chemical Business segment represented approximately 12%, 11% and 10% of our total net sales for 2003, 2002 and 2001, respectively. As discussed in Note 8 - Commitments and Contingencies, under the terms of the Bayer Agreement, Bayer will purchase, from one of our subsidiaries, all of its requirements for nitric acid to be used at the Baytown, Texas facility for a term through at least May 2009, with provisions for renewal thereafter.

Net sales to another customer, Orica USA, Inc., of our Chemical Business Segment represented approximately 11%, 8% and 2% of our total net sales for 2003, 2002 and 2001, respectively. As discussed in Note 8 - Commitments and Contingencies, under the terms of the Supply Agreement, EDC will supply from its El Dorado, Arkansas plant industrial grade ammonium nitrate through at least December 2006, with provisions for renewal thereafter.

19. Subsequent Event (Unaudited)

 We have entered into an agreement with an investment banker (placement agent) to act as our financial advisor to, and initial purchaser for, us or our subsidiary, ClimaChem, in connection with the structuring, issuance and sale of up to $90 million, or such other principal amount which is expected not to be less than $80 million as agreed to, of 10 year senior secured notes ("Notes") in a private placement. The proposed Notes are not to be registered under the Securities Act of 1933, as amended (the "Act"), and may not be offered or sold in the United States absent registration or pursuant to an applicable exemption from the registration requirements of the Act. If completed, the Notes will be offered and sold only to qualified institutional buyers in reliance on Rule 144A of the Act. If completed, the net proceeds from the sale of the Notes will be used to repay a substantial amount of our indebtedness, with the right to re-borrow under our outstanding Working Capital Revolver Loan and rights to incur certain other additional indebtedness. This transaction is subject to numerous conditions being met. This does not constitute an offer to sell or solicitation of an offer to buy the proposed Notes.

LSB Industries, Inc.
Supplementary Financial Data
Quarterly Financial Data (Unaudited)
(In Thousands, Except Per Share Amounts)

Three months ended
March 31	June 30	September 30	December 31
2003
Net Sales	$71,510		$89,976	$79,023		$76,754
Gross profit	$9,257		$13,541	$13,805		$12,829
Net income (loss)	$(1,825)		$2,554	$2,364		$18
Net income (loss) applicable to common stock	$(2,392)		$1,987	$1,798		$(609)
Income (loss) per common shares:
Basic:
Net income (loss) applicable to common stock	$(.20)		$.16	$.14		$(.05)
Diluted:
Net income (loss) applicable to common stock	$(.20)		$.14	$.12		$(.05)
2002
Net sales	$67,920		$80,873	$69,443		$65,575
Gross profit	$12,015		$13,412	$10,714		$8,852
Income (loss) from continuing operations before cumulative effect of accounting change	$(25)		$751	$(683)		$2,657
Income (loss) from discontinued operations, net	(1,059)		(1,424)	(2,027)		1,049
Cumulative effect of accounting change	860		-	-		-
Net income (loss)	$(224)		$(673)	$(2,710)		$3,706
Net income (loss) applicable to common stock	$(791)		$(1,240)	$(3,277)		$3,080
Income (loss) per common share:
Basic:
Income (loss) from continuing operations before cumulative effect of accounting change	$(.05)	$	..02	$(.10)	$	..16
Income (loss) from discontinued operations, net	(.09)		(.12)	(.17)		.09
Cumulative effect of accounting change	.07		-	-		-
Net income (loss) applicable to common stock	$(.07)		$(.10)	$(.27)		$.25
Diluted:
Income (loss) from continuing operations before cumulative effect of accounting change	$(.05)	$	..02	$(.10)	$	..16
Income (loss) from discontinued operation, net	(.09)		(.12)	(.17)		.06
Cumulative effect of accounting change	.07		-	-		-
Net income (loss) applicable to common stock	$(.07)		$(.10)	$(.27)		$.22

LSB Industries, Inc.
Supplementary Financial Data
Quarterly Financial Data (Unaudited) (continued)

During the second and third quarters of 2003, we recovered a portion of our precious metals used over several prior years as a catalyst in the Chemical Business manufacturing process of $.4 million and $1.2 million, respectively. These amounts are classified as reductions of cost of sales.

During the third quarter of 2003, we recognized impairments on long-lived assets of $.5 million.

We recorded a provision for loss on firm sales commitments of $.1 million in the fourth quarter of 2003 compared to $.7 million in the fourth quarter of 2002. We also recorded a benefit from termination of firm purchase commitments of $.2 million and $.1 million in the first and second quarters of 2002, respectively.

During the fourth quarter of 2003, we wrote down the carrying value of certain nitrate-based inventories by an additional $.4 million compared to $.9 million in the third quarter of 2002.

In the first quarter of 2002, we adopted SFAS 142 and recognized $.9 million of negative goodwill as a cumulative effect of accounting change.

During the second quarter of 2002, we received approximately $.5 million from a supplier of anhydrous ammonia relating to excess pipeline charges previously billed to us. This amount is classified as reductions of cost of sales.

During the second quarter of 2002, we repurchased certain Senior Unsecured Notes using the proceeds from a Financing Agreement which was accounted for as a voluntary debt restructuring. As a result, all future interest expense associated with the Financing Agreement indebtedness was recognized against the implied gain on the transaction.

During the second quarter of 2002, due to certain alleged violations of explosives storage and related regulations, the government regulator, the Bureau of Alcohol, Tabacco and Firearms ("BATF"), issued an order revoking the manufacturing license of one of our subsidiaries Slurry Explosive Corporation ("Slurry") for its Hallowell, Kansas Facility to produce certain mining products and confiscated certain high explosives inventory. Slurry continued to manufacture certain non-explosive products. At the end of the third quarter of 2002, another subsidiary of the ours ("UTeC") obtained a manufacturing license from the BATF for the Hallowell, Kansas Facility. The manufacturing of certain mining products resumed in the fourth quarter of 2002 until the sale of all of the operating assets of Slurry and UTeC in December 2002 by which we recognized a gain on disposal of $1.6 million. The operations of Slurry and UTeC are reflected as discontinued operations for all periods presented.

On April 8, 2002, a portion of the El Dorado Facility experienced damage from high winds and a

LSB Industries, Inc.
Supplementary Financial Data
Quarterly Financial Data (Unaudited) (continued)

likely tornado. Plant management and engineers surveyed the damage which affected the production facilities for ammonium nitrate, certain acid plants, a large cooling tower, and other equipment. During the repair time, we were not able to produce industrial grade ammonium nitrate until the middle of May 2002. Production of our other products, agricultural grade ammonium nitrate and industrial acids, continued without material interruption. Our property insurance covering the chemical plant entitles us to receive approximate replacement value for the damaged property less an aggregate $1 million deductible. We also had a thirty-day waiting period before our business interruption insurance coverage became effective. During the fourth quarter of 2002, a final settlement of $2.5 million, net of the $1 million deductible, was reached for the property and business interruption insurance claims. The net proceeds relating to our property insurance claim exceeded the cash expenditures for repairs and the depreciated value of the damaged assets. As a result, a net gain relating to property damage of approximately $1.4 million is classified as other income and a business interruption insurance recovery of approximately $.3 million is classified as a reduction of cost of sales.

During the fourth quarter of 2002, approximately $3.5 million of the sales proceeds of Slurry and UTeC's assets as discussed above were used as a prepayment on borrowings under a Financing Agreement discussed above. Due to this prepayment, we recognized a gain on extinguishment of debt of $1.5 million.

LSB Industries, Inc.
Schedule I - Condensed Financial Information of Registrant

Condensed Balance Sheets

December 31,
2003	2002
(In Thousands)
Assets
Current assets:
Cash	$135	$626
Accounts receivable, net	49	50
Supplies, prepaid items and other	2,787	2,674
Due from subsidiaries	585	4,679
Total current assets	3,556	8,029
Property, plant and equipment, net	125	131
Investments in and due from subsidiaries	18,464	23,480
Other assets, net	356	581
	$22,501	$32,221
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$22	$34
Accrued liabilities	908	702
Redeemable, noncumulative, convertible preferred stock	103	111
Current portion of long-term debt	386	1,428
Total current liabilities	1,419	2,275
Long-term debt	1,910	949
Due to subsidiaries	-	14,648
Other noncurrent liabilities	1,080	1,146
Stockholders' equity:
Preferred stock	34,427	34,427
Common stock	1,582	1,524
Capital in excess of par value	56,223	54,503
Accumulated deficit	(68,713)	(71,824)
	23,519	18,630
Treasury stock	(5,427)	(5,427)
Total stockholders' equity	18,092	13,203
	$22,501	$32,221

See accompanying notes.

LSB Industries, Inc.
Schedule I - Condensed Financial Information of Registrant

Condensed Statements of Operations

Year ended December 31,
2003	2002	2001
(In Thousands)
Fees under service, tax sharing and management agreements with subsidiaries	$1,150	$7,224	$2,237
Selling, general and administrative	2,633	2,300	2,520
Operating income (loss)	(1,483)	4,924	(283)
Other income (expense):
Interest and other income, net	1,248	1,161	904
Interest expense	(2,529)	(2,445)	(2,971)
Income (loss) from continuing operations	(2,764)	3,640	(2,350)
Equity in earnings (losses) of subsidiaries	5,875	(80)	9,680
Income (loss) from discontinued operations, net	-	(3,461)	1,227
Net income	$3,111	$99	$8,557

See accompanying notes.

LSB Industries, Inc.
Schedule I - Condensed Financial Information of Registrant

Condensed Statements of Cash Flows

Year ended December 31,
2003	2002	2001
(In Thousands)
Cash flows provided (used) by continuing operating activities	$(2,728)	$235	$(4,931)
Cash flows from investing activities:
Capital expenditures	(11)	(6)	-
Proceeds from sales of property and equipment	-	12	2
Proceeds from (payment of) restricted cash held in escrow	-	350	(350)
Other assets	76	506	949
Net cash provided by investing activities	65	862	601
Cash flows from financing activities:
Payments on long-term and other debt	(445)	(527)	(1,058)
Long-term borrowings	-	1,900	-
Net change in revolving debt	-	-	(1,433)
Net change in due to/from subsidiaries	847	(2,136)	6,980
Net proceeds from issuance of common stock and warrants	1,770	33	32
Net cash provided (used) by financing activities	2,172	(730)	4,521
Net increase (decrease) in cash	(491)	367	191
Cash at the beginning of year	626	259	68
Cash at the end of year	$135	$626	$259

See accompanying notes.

LSB Industries, Inc.
Schedule I - Condensed Financial Information of Registrant

Notes to Condensed Financial Statements

1. Basis of Presentation

 The accompanying condensed financial statements of the parent company include the accounts of LSB Industries, Inc. (the "Company") only. The Company's investments in subsidiaries are stated at cost plus equity in undistributed earnings (losses) of subsidiaries since date of acquisition. These condensed financial statements should be read in conjunction with the Company's consolidated financial statements.

 2. Commitments and Contingencies

 The Company has guaranteed the payment of principal and interest under the terms of various debt. Subsidiaries long-term debt outstanding at December 31, 2003, which is guaranteed by the Company is as follows (in thousands):

Secured revolving credit facility - ClimaChem	$24,027
Financing Agreement due 2005	31,700
Accrued interest on Financing Agreement	11,295
Other, most of which is secured by machinery, equipment and real estate	9,016
$76,038

See Notes 6 and 8 of the Notes to the Company's consolidated financial statements for discussion of the long-term debt and commitments and contingencies.

 3. Preferred Stock and Stockholders' Equity
At December 31, 2003 and 2002, a subsidiary of the Company owns 2,451,527 shares of the Company's Common Stock which shares have been considered as issued and outstanding in the accompanying Condensed Balance Sheets included in this Schedule I-Condensed Financial Information of Registrant. See Notes 9, 10 and 11 of Notes to the Company's consolidated financial statements for discussion of matters relating to the Company's preferred stock and other stockholders' equity matters.

LSB Industries, Inc.
Schedule II - Valuation and Qualifying Accounts

Years ended December 31, 2003, 2002 and 2001

(Dollars in Thousands)

Description	Balance at Beginning of Year	Additions- Charges (Recoveries) to Costs and Expenses	Deductions- Write-offs/ Costs Incurred	Balance at End of Year
Accounts receivable - allowance for doubtful accounts (1):
2003	$2,405	$1,031	$211	$3,225
2002	$1,980	$618	$193	$2,405
2001	$2,469	$128	$617	$1,980
Inventory-reserve for slow-moving items (1):
2003	$1,261	$222	$42	$1,441
2002	$1,232	$350	$321	$1,261
2001	$1,291	$60	$119	$1,232
Notes receivable-allowance for doubtful accounts (1):
2003	$13,655	$-	$-	$13,655
2002	$13,655	$-	$-	$13,655
2001	$13,787	$-	$132	$13,655
Deferred tax assets - valuation (1):
2003	$28,632	$-	$359	$28,273
2002	$28,240	$392	$-	$28,632
2001	$31,512	$-	$3,272	$28,240

LSB Industries, Inc.
Schedule II - Valuation and Qualifying Accounts (continued)

Years ended December 31, 2003, 2002 and 2001

(Dollars in Thousands)

Description	Balance at Beginning of Year	Additions- Charged to (Recoveries) to Costs and Expenses	Deductions- Write-offs/ Costs Incurred	Balance at End of Year
Accrual for plant turnaround:
2003	$1,886	$2,745	$1,953	$2,678
2002	$1,742	$2,861	$2,717	$1,886
2001	$1,848	$2,946	$3,052	$1,742

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

4.5. Specimen Certificate for the Company's Common Stock, which the Company incorporates by reference from Exhibit 4.4 to the Company's Registration Statement No. 33-61640.

4.6. Renewed Rights Agreement, dated January 6, 1999, between the Company and Bank One, N.A., which the Company hereby incorporates by reference from Exhibit No. 1 to the Company's Form 8-A Registration Statement, dated January 27, 1999.

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

4.10. Form of 10 3/4% Series B Senior Notes due 2007 which the Company hereby incorporates by reference from Exhibit 4.3 to the ClimaChem Registration Statement, No. 333-44905.

4.11. Loan and Security Agreement, dated April 13, 2001 by and among LSB Industries, Inc., ClimaChem and each of its Subsidiaries that are Signatories, the Lenders that are Signatories and Foothill Capital Corporation, which the Company hereby incorporates by reference from Exhibit 10.51 to ClimaChem, Inc.'s amendment No. 1 to Form 10-K for the fiscal year ended December 31, 2000.

4.12. Second Amendment to Loan and Security Agreement, dated May 24, 2002, by and among the Company, LSB, certain subsidiaries of the Company, Foothill Capital Corporation and Congress Financial Corporation (Southwest), which the Company hereby incorporates by reference from Exhibit 4.1 to the Company's Form 8-K, dated May 24, 2002. Omitted are exhibits and schedules attached thereto. The Agreement contains a list of such exhibits and schedules, which the Company agrees to file with the Commission supplementally upon the Commission's request.

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

4.14. Fourth Amendment, dated as of March 3, 2003, to the Loan and Security Agreement dated as of April 13, 2001, as amended by the First, Second, and Third Amendments, by and among LSB Industries, Inc., ClimaChem, Inc., and certain subsidiaries of ClimaChem, Inc., Congress Financial Corporation (Southwest) and Foothill Capital Corporation, which the Company hereby incorporates by reference from Exhibit 4.18 to the Company's Form 10-K for the fiscal year ended December 31, 2002.

4.15. Fifth Amendment, dated as of December 31, 2003, to the Loan and Security Agreement dated as of April 13, 2001, as amended by the First, Second, Third and Fourth Amendments, by and among LSB Industries, Inc., ClimaChem, Inc., and certain subsidiaries of ClimaChem, Inc., Congress Financial Corporation (Southwest) and Wells Fargo Foothill, Inc.

4.16 Waiver and Consent, dated March 25, 2004, to the Loan and Security Agreement, dated as of April 13, 2001 (as amended to date), by and among LSB Industries, Inc., ClimaChem, Inc., and certain subsidiaries of ClimaChem, Inc. and Wells Fargo Foothill, Inc.

4.17. Securities Purchase Agreement, dated May 24, 2002 ("Agreement"), which the Company hereby incorporates by reference from Exhibit 4.2 to the Company's Form 8-K, dated May 24, 2002. Omitted are exhibits and schedules attached thereto. The Agreement contains a list of such exhibits and schedules, which the Company agrees to file with the Commission supplementally upon the Commission's request.

4.18. Promissory Note, dated May 24, 2002, granted by the Company in favor of one of the Lenders in the original principal amount of $7,786,927, which the Company hereby incorporates by reference from Exhibit 4.4 to the Company's Form 8-K, dated May 24, 2002. Substantially similar Promissory Notes, dated May 24, 2002, were granted by the Company to each of the other Lenders in the original principal amount indicated: (a) a Promissory Note granted in favor of one Lender in the original principal amount of $3,478,410, (b) two Promissory Notes granted in favor of a Lender in the original aggregate principal amount of $20,000,000, (c) a Promissory Note granted in favor of a Lender in the original principal amount of $3,734,663. Copies of these Promissory Notes will be provided to the Commission upon request.

4.19. Letter, dated July 10, 2002, to document certain items not reflected in the Securities Purchase Agreement which the Company hereby incorporates by reference from Exhibit 4.5 to the Company's Form 10-Q for the fiscal quarter ended June 30, 2002.

4.20. Second Amendment to Securities Purchase Agreement, dated February 28, 2003 by and among ClimaChem, Inc. and certain of its subsidiaries, the Purchasers and Guggenheim Investment Management, LLC., which the Company hereby incorporates by reference from Exhibit 4.17 to the Company's Form 10-K for the fiscal year ended December 31, 2002.

4.21. Letter, dated March 3, 2003, to document the consent to increase capital expenditures, as defined in the Securities Purchase Agreement, which the Company hereby incorporates by reference from Exhibit 4.19 to the Company's Form 10-K for the fiscal year ended December 31, 2002.

4.22. Letter, dated December 31, 2003, to document the consent to changes to the EBITDA covenants, as defined in the Securities Purchase Agreement.

4.23. Waiver and Consent, dated March 17, 2004, to the Securities Purchase Agreement, dated as of May 24, 2002 (as amended to date) by and among ClimaChem, Inc. and certain of its subsidiaries and Guggenheim Investment Management, LLC.

4.24. Letter, dated March 18, 2004, to document the consent to the prepayment of the ClimaChem, Inc. debt to LSB Industries, Inc.

10.1. Limited Partnership Agreement dated as of May 4, 1995, between the general partner, and LSB Holdings, Inc., an Oklahoma Corporation, as limited partner which the Company hereby incorporates by reference from Exhibit 10.11 to the Company's Form 10-K for the fiscal year ended December 31, 1995.

10.2. Form of Death Benefit Plan Agreement between the Company and the employees covered under the plan, which the Company hereby incorporates by reference from Exhibit 10(c) (1) to the Company's Form 10-K for the year ended December 31, 1980.

10.3. The Company's 1993 Stock Option and Incentive Plan which the Company hereby incorporates by reference from Exhibit 10.6 to the Company's Form 10-K for the fiscal year ended December 31, 1993.

10.4. The Company's 1993 Non-employee Director Stock Option Plan which the Company hereby incorporates by reference from Exhibit 10.7 to the Company's Form 10-K for the fiscal year ended December 31, 1993.

10.5. First Amendment to Non-Qualified Stock Option Agreement, dated March 2, 1994, and Second Amendment to Stock Option Agreement, dated April 3, 1995, each between the Company and Jack E. Golsen, which the Company hereby incorporates by reference from Exhibit 10.1 to the Company's Form 10-Q for the fiscal quarter ended March 31, 1995.

10.6. Non-Qualified Stock Option Agreement, dated April 22, 1998, between the Company and Robert C. Brown, M.D. The Company entered into substantially identical agreements with Bernard G. Ille, Raymond B. Ackerman, Horace G. Rhodes, and Donald W. Munson. The Company will provide copies of these agreements to the Commission upon request.

10.7. The Company's 1998 Stock Option and Incentive Plan, which the Company hereby incorporates by reference from Exhibit 10.44 to the Company's Form 10-K for the year ended December 31, 1998.

10.8. LSB Industries, Inc. 1998 Stock Option and Incentive Plan which the Company hereby incorporates by reference from Exhibit "B" to the LSB Proxy Statement, dated May 24, 1999, for Annual Meeting of Stockholders.

10.9. LSB Industries, Inc. Outside Directors Stock Option Plan which the Company hereby incorporates by reference from Exhibit "C" to the LSB Proxy Statement, dated May 24, 1999, for Annual Meeting of Stockholders.

10.10. Nonqualified Stock Option, dated December 1, 2002, between the Company and William Manion, which the Company hereby incorporates by reference from Exhibit 10.54 to the Company's Form 10-K/A Amendment No.1 for the fiscal year ended December 31, 2002. The Company entered into substantially identical nonqualified stock option agreements with three other former employees for the purchase of 34,000 shares at an exercise price of $2.73 per share, expiring on November 21, 2011, 40,000 shares at an exercise price of $1.25 per share, expiring on July 8, 2009, 31,000 shares at an exercise price of $4.188 per share, expiring on August 18, 2004 through April 22, 2008 and 4,000 shares at an exercise price of $9.00 per share, expired on March 19, 2003, copies of which will be provided to the Commission upon request.

10.11. Nonqualified Stock Option Agreement, dated November 7, 2002, between the Company and John J. Bailey Jr, which the Company hereby incorporates by reference from Exhibit 55 to the Company's Form 10-K/A Amendment No.1 for the fiscal year ended December 31, 2002.

10.12. Nonqualified Stock Option Agreement, dated November 29, 2001, between the Company and Dan Ellis, which the Company hereby incorporates by reference from Exhibit 10.56 to the Company's Form 10-K/A Amendment No.1 for the fiscal year ended December 31, 2002.

10.13. Nonqualified Stock Option Agreement, dated July 20, 2000, between the Company and Claude Rappaport for the purchase of 80,000 shares of common stock, which the Company hereby incorporates by reference from Exhibit 10.57 to the Company's Form 10-K/A

Amendment No.1 for the fiscal year ended December 31, 2002. Substantially similar nonqualified stock option agreements were entered into with Mr. Rappaport (40,000 shares at an exercise price of $1.25 per share, expiring on July 20, 2009), (5,000 shares at an exercise price of $5.362 per share, expiring on July 20, 2007), and (60,000 shares at an exercise price of $1.375 per share, expiring on July 20, 2009), copies of which will be provided to the Commission upon request.

10.14. Nonqualified Stock Option Agreement, dated July 8, 1999, between the Company and Jack E. Golsen, which the Company hereby incorporates by reference from Exhibit 10.58 to the Company's Form 10-K/A Amendment No.1 for the fiscal year ended December 31, 2002. Substantially similar nonqualified stock options were granted to Barry H. Golsen (55,000 shares), Stephen J. Golsen (35,000 shares), David R. Goss (35,000 shares), Tony M. Shelby (35,000 shares), David M. Shear (35,000 shares) and five other employees (165,000 shares), copies of which will be provided to the Commission upon request.

10.15. Nonqualified Stock Option Agreement, dated December 18, 1997, between the Company and Dan Ellis, which the Company hereby incorporates by reference from Exhibit 10.59 to the Company's Form 10-K/A Amendment No.1 for the fiscal year ended December 31, 2002.

10.16. Severance Agreement, dated January 17, 1989, between the Company and Jack E. Golsen, which the Company hereby incorporates by reference from Exhibit 10.48 to the Company's Form 10-K for fiscal year ended December 31, 1988. The Company also entered into identical agreements with Tony M. Shelby, David R. Goss, Barry H. Golsen, David M. Shear, and Jim D. Jones and the Company will provide copies thereof to the Commission upon request.

10.17. Employment Agreement and Amendment to Severance Agreement dated January 12, 1989 between the Company and Jack E. Golsen, dated March 21, 1996 which the Company hereby incorporates by reference from Exhibit 10.15 to the Company's Form 10-K for fiscal year ended December 31, 1995.

10.18. First Amendment to Employment Agreement, dated April 29, 2003, between the Company and Jack E. Golsen, which the Company hereby incorporates by reference from Exhibit 10.52 to the Company's Form 10-K/A Amendment No.1 for the fiscal year ended December 31, 2002.

10.19. Baytown Nitric Acid Project and Supply Agreement dated June 27, 1997, by and among El Dorado Nitrogen Company, El Dorado Chemical Company and Bayer Corporation which the Company hereby incorporates by reference from Exhibit 10.2 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1997. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF COMMISSION ORDER CF #5551, DATED SEPTEMBER 25, 1997, GRANTING A REQUEST FOR CONFIDENTIAL TREATMENT UNDER THE FREEDOM OF INFORMATION ACT AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.

10.20. First Amendment to Baytown Nitric Acid Project and Supply Agreement, dated February 1, 1999, between El Dorado Nitrogen Company and Bayer Corporation, which the Company hereby incorporates by reference from Exhibit 10.30 to the Company's Form 10-K for the year ended December 31, 1998. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF COMMISSION ORDER CF #7927, DATED JUNE 9, 1999, GRANTING A REQUEST FOR CONFIDENTIAL TREATMENT UNDER THE FREEDOM OF INFORMATION ACT AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.

10.21. Service Agreement, dated June 27, 1997, between Bayer Corporation and El Dorado Nitrogen Company which the Company hereby incorporates by reference from Exhibit 10.3 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1997. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF COMMISSION ORDER CF #5551, DATED SEPTEMBER 25, 1997, GRANTING A REQUEST FOR CONFIDENTIAL TREATMENT UNDER THE FREEDOM OF INFORMATION ACT AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.

10.22. Ground Lease dated June 27, 1997, between Bayer Corporation and El Dorado Nitrogen Company which the Company hereby incorporates by reference from Exhibit 10.4 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1997. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF COMMISSION ORDER CF #5551, DATED SEPTEMBER 25, 1997, GRANTING A REQUEST FOR CONFIDENTIAL TREATMENT UNDER THE FREEDOM OF INFORMATION ACT AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.

10.23. Participation Agreement, dated as of June 27, 1997, among El Dorado Nitrogen Company, Boatmen's Trust Company of Texas as Owner Trustee, Security Pacific Leasing Corporation, as Owner Participant and a Construction Lender, Wilmington Trust Company, Bayerische Landes Bank, New York Branch, as a Construction Lender and the Note Purchaser, and Bank of America National Trust and Savings Association, as Construction Loan Agent which the Company hereby incorporates by reference from Exhibit 10.5 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1997. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF COMMISSION ORDER CF #5551, DATED SEPTEMBER 25, 1997, GRANTING A REQUEST FOR CONFIDENTIAL TREATMENT UNDER THE FREEDOM OF INFORMATION ACT AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.

10.24. Lease Agreement, dated as of June 27, 1997, between Boatmen's Trust Company of Texas as Owner Trustee and El Dorado Nitrogen Company which the Company hereby incorporates by reference from Exhibit 10.6 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1997.

10.25. Security Agreement and Collateral Assignment of Construction Documents, dated as of June 27, 1997, made by El Dorado Nitrogen Company which the Company hereby incorporates by reference from Exhibit 10.7 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1997.

10.26. Security Agreement and Collateral Assignment of Facility Documents, dated as of June 27, 1997, made by El Dorado Nitrogen Company and consented to by Bayer Corporation which the Company hereby incorporates by reference from Exhibit 10.8 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1997.

10.27. Letter Agreement, dated March 12, 1999, between Kestrel Aircraft Company and LSB Industries, Inc., Prime Financial Corporation, Herman Meinders, Carlan K. Yates, Larry H. Lemon, Co-Trustee Larry H. Lemon Living Trust, which the Company hereby incorporates by reference from Exhibit 10.45 to the Company's Form 10-K for the year ended December 31, 1998.

10.28. Loan Agreement dated December 23, 1999 between Climate Craft, Inc. and the City of Oklahoma City, which the Company hereby incorporates by reference from Exhibit 10.49 to the Company's Amendment No. 2 to its 1999 Form 10-K.

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

10.31. Agreement, dated April 2, 2001, between Crystal City Nitrogen Company and River Cement Company, which the Company hereby incorporates by reference from Exhibit 10.57 to the Company's Form 10-K for the fiscal year ended December 31, 2000.

 10.32. Assignment, dated May 8, 2001, between Climate Master, Inc. and Prime Financial Corporation, which the Company hereby incorporates by reference from Exhibit 10.2 to the Company's Form 10-Q for the fiscal quarter ended March 31, 2001.

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

10.35. Option Agreement, dated May 8, 2001, between Raptor Master, L.L.C. and Climate Master, Inc., which the Company hereby incorporates by reference from Exhibit 10.5 to the Company's Form 10-Q for the fiscal quarter ended March 31, 2001.

10.36. Stock Purchase Agreement, dated September 30, 2001, by and between Summit Machinery Company and SBL Corporation, which the Company hereby incorporates by reference from Exhibit 10.1 to the Company' Form 10-Q for the fiscal quarter ended September 30, 2001.

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

10.41. Agreement, dated August 4, 2001, between El Dorado Chemical Company and Paper, Allied-Industrial, Chemical and Energy Workers International Union AFL-C10 and its Local 5-434, which the Company hereby incorporates by reference from Exhibit 10.65 to the Company's Form 10-K for the fiscal year ended December 31, 2001.

10.42. Agreement, dated October 16, 2001, between El Dorado Chemical Company and International Association of Machinists and Aerospace Workers, AFL-C10 Local No. 224, which the Company hereby incorporates by reference from Exhibit 10.66 to the Company's Form 10-K for the fiscal year ended December 31, 2001.

10.43. Warrant, dated May 24, 2002, granted by the Company to a Lender for the right to purchase up to 132,508 shares of the Company's common stock at an exercise price of $0.10 per share, which the Company hereby incorporates by reference from Exhibit 99.1 to the Company's Form 8-K, dated May 24, 2002. Four substantially similar Warrants, dated May 24, 2002, for the purchase of an aggregate additional 463,077 shares at an exercise price of $0.10 were issued. Copies of these Warrants will be provided to the Commission upon request.

10.44. Intercreditor Agreement, which the Company hereby incorporates by reference from Exhibit 99.2 to the Company's Form 8-K, dated May 24, 2002.

10.45. Asset Purchase Agreement, dated as of December 6, 2002, by and among Energetic Systems Inc. LLC, UTeC Corporation, LLC, SEC Investment Corp. LLC, DetaCorp Inc. LLC, Energetic Properties, LLC, Slurry Explosive Corporation, Universal Tech Corporation, El Dorado Chemical Company, LSB Chemical Corp., LSB Industries, Inc. and Slurry Explosive Manufacturing Corporation, LLC, which the Company hereby incorporates by reference from Exhibit 2.1 to the Company's Form 8-K, dated December 12, 2002. The asset purchase agreement contains a brief list identifying all schedules and exhibits to the asset purchase agreement. Such schedules and exhibits are not filed herewith, and the Registrant agrees to furnish supplementally a copy of the omitted schedules and exhibits to the commission upon request.

10.46. Anhydrous Ammonia Sales Agreement, dated December 9, 2002, between Koch Nitrogen Company and El Dorado Chemical Company, which the Company hereby incorporates by reference from Exhibit 10.48 to the Company's Form 10-K for the fiscal year ended December 31, 2002. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF COMMISSION ORDER CF #13890 GRANTING A REQUEST FOR CONFIDENTIAL TREATMENT UNDER THE FREEDOM OF INFORMATION ACT AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.

 10.47. Anhydrous Ammonia Sales Agreement, dated January 22, 2004, between Koch Nitrogen Company and El Dorado Chemical Company. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT. THE OMITTED INFORMATION HAS BEEN FILED SEPARATELY WITH THE SECRETARY OF THE SECURITIES AND EXCHANGE COMMISSION FOR PURPOSES OF SUCH REQUEST.

10.48. Registration Rights Agreement, dated March 25, 2003, among LSB Industries, Inc., Kent C. McCarthy, Jayhawk Capital management, L.L.C., Jayhawk Investments, L.P. and Jayhawk Institutional Partners, L.P., which the Company hereby incorporates by reference from Exhibit 10.49 to the Company's Form 10-K for the fiscal year ended December 31, 2002.

10.49. Subscription Agreement, dated March 25, 2003, by and between LSB Industries, Inc. and Jayhawk Institutional Partners, L.P., which the Company hereby incorporates by reference from Exhibit 10.50 to the Company's Form 10-K for the fiscal year ended December 31, 2002.

10.50. Warrant Agreement, dated March 25, 2003, between LSB Industries, Inc. and Jayhawk Institutional Partners, L.P., which the Company hereby incorporates by reference from Exhibit 10.51 to the Company's Form 10-K for the fiscal year ended December 31, 2002.

10.51. Release, dated February 11, 2003, by Stillwater National Bank and Trust Company in favor of Prime Financial Corporation, which the Company hereby incorporates by reference from Exhibit 10.53 to the Company's Form 10-K/A Amendment No.1 for the fiscal year ended December 31, 2002.

14.1	Code of Ethics for CEO and Senior Financial Officers of Subsidiaries of LSB Industries, Inc.

21.1	Subsidiaries of the Company.

23.1	Consent of Independent Auditors.

31.1	Certification of Jack E. Golsen, Chief Executive Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 302.

31.2	Certification of Tony M. Shelby, Chief Financial Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 302.

32.1	Certification of Jack E. Golsen, Chief Executive Officer, furnished pursuant to Sarbanes-Oxley Act of 2002, Section 906.

32.2	Certification of Tony M. Shelby, Chief Financial Officer, furnished pursuant to Sarbanes-Oxley Act of 2002, Section 906.