Form 10-Q
period 2004-03-31
LSB INDUSTRIES INC
filed 2004-05-14
CIK 60714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[ X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly period ended March 31, 2004
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________to__________________________
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

The number of shares outstanding of the Registrant's voting Common Stock, as of April 30, 2004 was 12,809,004 shares, excluding 3,275,901 shares held as treasury stock.

PART I

FINANCIAL INFORMATION

Company or group of companies for which report is filed: LSB Industries, Inc. and all of its subsidiaries.

The accompanying condensed consolidated balance sheet of LSB Industries, Inc. at March 31, 2004, the condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2004 and 2003 have been subjected to a review, in accordance with standards established by the American Institute of Certified Public Accountants by Ernst & Young LLP, independent auditors, whose report with respect thereto appears elsewhere in this Form 10-Q. The financial statements mentioned above are unaudited and reflect all adjustments, consisting only of adjustments of a normal recurring nature, except for the consolidation of the condensed consolidated balance sheet of the parent company of a French manufacturer as required under FASB Interpretation No. 46 as discussed in Note 9 of Notes to Condensed Consolidated Financial Statements which are, in the opinion of management, necessary for a fair presentation of the interim periods. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet at December 31, 2003 was derived from audited financial statements as of that date. Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 for an expanded discussion of the Company's financial disclosures and accounting policies.

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Information at March 31, 2004 is unaudited)
(Dollars in thousands)

Item 1.

ASSETS (Note 9)	March 31, 2004	December 31, 2003
Current assets:
Cash	$3,819	$3,189
Trade accounts receivable, net	44,499	35,357
Inventories:
Finished goods	19,177	18,020
Work in process	2,628	1,643
Raw materials	9,303	7,276
Total inventories	31,108	26,939
Supplies, prepaid items and other	9,661	9,225
Total current assets	89,087	74,710
Property, plant and equipment, net	73,418	71,934
Other assets, net	9,394	11,650
	$171,899	$158,294

(Continued on following page)

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Information at March 31, 2004 is unaudited)
(Dollars in thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY (Note 9)	March 31, 2004	December 31, 2003
Current liabilities:
Accounts and drafts payable	$28,763	$22,027
Accrued liabilities:
Customer deposits	2,737	4,576
Deferred rent expense	5,217	3,766
Other	15,831	14,830
Current portion of long-term debt (Note 7):
Secured revolving credit facility	31,379	24,027
Other	8,479	7,603
Total current liabilities	92,406	76,829
Long-term debt (Note 7)	69,616	71,645
Other noncurrent liabilities	4,093	4,139
Contingencies (Note 6)
Stockholders' equity:
Series B 12% cumulative, convertible preferred stock, $100 par value; 20,000 shares issued and outstanding; aggregate liquidation preference of $3,020,000 ($2,960,000 in 2003)	2,000	2,000
Series 2 $3.25 convertible, exchangeable Class C preferred stock, $50 stated value; 628,550 shares issued; aggregate liquidation preference of $41,054,000 ($40,547,000 in 2003)	31,427	31,427
Series D 6% cumulative, convertible Class C preferred stock, no par value; 1,000,000 shares issued; aggregate liquidation preference of $1,120,000	1,000	1,000
Common stock, $.10 par value; 75,000,000 shares authorized, 16,023,405 shares issued (15,820,234 in 2003)	1,602	1,582
Capital in excess of par value	56,763	56,223
Accumulated other comprehensive loss	(1,875)	(1,570)
Accumulated deficit	(68,831)	(68,713)
	22,086	21,949
Less treasury stock at cost:
Series 2 Preferred, 5,000 shares	200	200
Common stock, 3,275,901 shares (3,272,426 in 2003)	16,102	16,068
Total stockholders' equity	5,784	5,681
	$171,899	$158,294

(See accompanying notes)

 LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
Three Months Ended March 31, 2004 and 2003
(Dollars in thousands, except per share amounts)
2004	2003
Net sales	$83,792	$71,510
Cost of sales	72,831	62,043
Gross profit	10,961	9,467
Selling, general and administrative expenses	11,122	10,018
Operating loss	(161)	(551)
Other income (expense):
Other income (Note 5)	2,096	356
Interest expense	(1,298)	(1,425)
Other expense	(215)	(205)
Income (loss) before provision for income taxes and cumulative effect of accounting change	422	(1,825)
Provision for income taxes	(4)	-
Income (loss) before cumulative effect of accounting change	418	(1,825)
Cumulative effect of accounting change (Note 9)	(536)	-
Net loss	$(118)	$(1,825)
Net loss applicable to common stock (Note 3)	$(685)	$(2,392)
Weighted average common shares (Note 3):
Basic and diluted	12,657,849	11,992,720
Net loss per common share (Note 3):
Loss before cumulative effect of accounting change	$(.01)	$(.20)
Cumulative effect of accounting change	(.04)	-
Net loss	$(.05)	$(.20)

(See accompanying notes)

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
Three Months Ended March 31, 2004 and 2003
(Dollars in thousands)
2004	2003
Cash flows from operating activities:
Net loss	$(118)	$(1,825)
Adjustments to reconcile net loss to net cash used by operating activities:
Cumulative effect of accounting change	536	-
Gains on sales of property and equipment	(5)	(6)
Realization and reversal of firm sales commitments	(55)	(366)
Depreciation of property, plant and equipment	2,608	2,399
Amortization	228	231
Provision for losses on trade accounts receivables	250	92
Provisions for losses on inventory	827	316
Other	-	(13)
Cash provided (used) by changes in assets and liabilities (net of effects of the consolidation of a variable interest entity - Note 9):
Trade accounts receivable	(7,169)	(8,225)
Inventories	(2,824)	(3,525)
Supplies, prepaid items and other	(436)	1,181
Accounts payable	3,856	117
Accrued and other noncurrent liabilities	(833)	1,473
Net cash used by operating activities	(3,135)	(8,151)
Cash flows from investing activities:
Capital expenditures	(3,158)	(2,181)
Proceeds from sales of property and equipment	5	21
Other assets	(184)	80
Net cash used by investing activities	(3,337)	(2,080)
Cash flows from financing activities:
Payments on long-term and other debt	(1,617)	(2,006)
Long-term and other borrowings	-	1,604
Net change in revolving debt facilities	7,400	7,317
Net change in drafts payable	82	60
Net proceeds from issuance of common stock	526	1,577
Net cash provided by financing activities	6,391	8,552
Net increase in cash from variable interest entity (Note 9)	711	-
Net increase (decrease) in cash	630	(1,679)
Cash at beginning of period	3,189	2,091
Cash at end of period	$3,819	$412

(See accompanying notes)

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three Months Ended March 31, 2004 and 2003

Note 1: Basis of Presentation The accompanying Condensed Consolidated Financial Statements include the accounts of LSB Industries, Inc. (the "Company", "We", "Us" or "Our") and its subsidiaries. We are a diversified holding company which is engaged, through our subsidiaries, in the manufacture and sale of a broad range of air handling and heat pump products (the "Climate Control Business") and the manufacture and sale of chemical products (the "Chemical Business"). As discussed in Note 9, at March 31, 2004, we included in our condensed consolidated balance sheet the consolidated assets and liabilities of the parent company of a French manufacturer of HVAC equipment as required under FASB Interpretation No. 46. See Note 5 - Segment Information. All material intercompany accounts and transactions have been eliminated.

 In the opinion of management, the unaudited Condensed Consolidated Financial Statements of the Company as of March 31, 2004 and for the three month periods ended March 31, 2004 and 2003 include all adjustments and accruals, consisting only of normal, recurring accrual adjustments, except for the consolidation of the consolidated assets and liabilities of the parent company of a French manufacturer as discussed in Note 9 which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. These Condensed Consolidated Financial Statements should be read in connection with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003.

Certain reclassifications have been made in our Condensed Consolidated Financial Statements for 2003 to conform to our condensed consolidated financial presentation for 2004.

Note 2: Income Taxes At December 31, 2003, we had regular-tax net operating loss ("NOL") carryforwards of $42.5 million ($22.6 million alternative minimum tax NOLs). Due to NOL carryforwards, no provisions for income taxes were necessary for the three-month periods of 2004 and 2003 except for certain state income taxes for 2004. Due to a valuation allowance on deferred tax assets (principally related to NOL carryforwards), no benefits for income taxes were necessary for the three-month periods of 2004 and 2003.

Note 3: Net Loss Per Share Net loss applicable to common stock is computed by adjusting net loss by the amount of preferred stock dividends. Basic net loss per common share is based upon net loss applicable to common stock and the weighted average number of common shares outstanding during each period. All potentially dilutive securities were antidilutive for all periods presented.

For the three months ended March 31, 2004, our Board of Directors did not declare and we did not pay the regular quarterly dividends of $.8125 on our Series 2 $3.25 Convertible Class C preferred stock. Dividends in arrears at March 31, 2004, was $9.6 million. Also our Board of Directors did not declare and we did not pay the January 1, 2004 regular dividend on our Series B 12% Convertible, Cumulative preferred stock. Dividends in arrears related to the Series B 12% Convertible, Cumulative preferred stock at March 31, 2004, was

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three Months Ended March 31, 2004 and 2003

$1 million. In addition, dividends in arrears at March 31, 2004, related to our Series D 6% Cumulative, Convertible Class C preferred stock was $.1 million.

The following table sets forth the computation of basic and diluted loss per share:

(Dollars in thousands, except per share amounts)
Three Months Ended March 31,
2004	2003
Net loss	$(118)	$(1,825)
Preferred stock dividend requirements	(567)	(567)
Net loss applicable to common stock	$(685)	$(2,392)
Weighted - average shares	12,657,849	11,992,720
Basic and diluted net loss per common share:
Loss before cumulative effect of accounting change	$(.01)	$(.20)
Cumulative effect of accounting change	(.04)	-
Net loss	$(.05)	$(.20)

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three Months Ended March 31, 2004 and 2003

Note 4: Stockholders' Equity The table below provides detail (in thousands) of activity in the stockholders' equity accounts for the three months ended March 31, 2004:
Common Stock Shares	Non-Redeemable Preferred Stock	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock-Preferred	Treasury Stock-Common	Total

Balance at December 31, 2003		15,820	$34,427	$1,582	$56,223	$(1,570)	$(68,713)	$(200)	$(16,068)	$5,681
Net loss							(118)			(118)
Foreign currency translation adjustment (Note 9)						(377)				(377)
Reclassification to operations						72				72
Total comprehensive loss										(423)
Exercise of stock options		203		20	540				(34)	526
Balance at March 31, 2004	(1)	16,023	$34,427	$1,602	$56,763	$(1,875)	$(68,831)	$(200)	$(16,102)	$5,784
  Includes 3,275,901 shares of the Company's Common Stock held in treasury. Excluding the 3,275,901 shares held in treasury, the outstanding shares of the Company's Common Stock at March 31, 2004 were 12,747,504.

  LSB INDUSTRIES, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  (Unaudited)
  Three Months Ended March 31, 2004 and 2003

Note 4: Stockholders' Equity (continued)

Stock Options

 As of March 31, 2004, we have several Qualified and Non-Qualified Stock Option Plans. We account for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based compensation cost is reflected in net loss for the three months ended March 31, 2004 and 2003 and no options were granted under those plans during these periods.

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
Three Months Ended March 31
2004	2003
(In thousands)
Net loss applicable to common stock, as reported	$(685)	$(2,392)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(59)	(152)
Pro forma net loss applicable to common stock	$(744)	$(2,544)
Net loss per common share:
Basic and diluted-as reported	$(.05)	$(.20)
Basic and diluted-pro forma	$(.06)	$(.21)

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three Months Ended March 31, 2004 and 2003

Note 5: Segment Information
Three Months Ended March 31,
2004	2003
(In thousands)
Net sales:
Climate Control	$31,549	$27,552
Chemical	51,246	42,726
Other	997	1,232
	$83,792	$71,510
Gross profit: (1)
Climate Control	$10,234	$8,343
Chemical (2)	398	695
Other	329	429
	$10,961	$9,467
Operating profit (loss): (3)
Climate Control	$3,698	$2,273
Chemical (2)(4)	9	(1,390)
	3,707	883
General corporate expenses and other business operations, net	(1,987)	(1,283)
Interest expense	(1,298)	(1,425)
Income (loss) before provision for income taxes and cumulative effect of accounting change	$422	$(1,825)

Certain reclassifications have been made in our segment information for 2003 to conform to our segment information presentation for 2004.

 (1) Gross profit by industry segment represents net sales less cost of sales.

(2) During the first quarter of 2004, we wrote down the carrying value of certain nitrate-based inventories by an additional $.8 million compared to $.3 million for the same period in 2003.

(3) Operating profit (loss) by industry segment represents operating income (loss) plus other income and other expense before general corporate expenses and other business operations, net. In computing operating profit (loss) from operations, none of the following items have been added or deducted: general corporate expense and other business operations (including unallocated portions of other income and other expense), interest expense, income taxes, or cumulative effect of accounting change.

(4) During the first quarter of 2004, we recognized a gain of $1.8 million (which is classified as other income in the accompanying condensed consolidated statement of operations) from the sale of certain current assets purchased in 2003.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three Months Ended March 31, 2004 and 2003

Note 6: Contingencies

Legal Matters

Following is a summary of certain legal actions involving the Company:

A. Environmental Matters

Our operations are subject to numerous environmental laws ("Environmental Laws") and to other federal, state and local laws regarding health and safety matters ("Health Laws"). In particular, the manufacture and distribution of chemical products are activities which entail environmental risks and impose obligations under the Environmental Laws and the Health Laws, many of which provide for substantial fines and criminal sanctions for violations. There can be no assurance that material costs or liabilities will not be incurred by us in complying with such laws or in paying fines or penalties for violation of such laws. The Environmental Laws and Health Laws and enforcement policies thereunder relating to our Chemical Business have in the past resulted, and could in the future result, in penalties, cleanup costs, or other liabilities relating to the handling, manufacture, use, emission, discharge or disposal of pollutants or other substances at or from our facilities or the use or disposal of certain of its chemical products. Historically, significant expenditures have been incurred by a subsidiary within our Chemical Business, EDC, at its El Dorado, Arkansas plant (the "El Dorado Facility") in order to comply with the Environmental Laws and Health Laws. Our Chemical Business could be required to make significant additional site or operational modifications at this or other facilities involving substantial expenditures. In addition, if we should decide to no longer operate the El Dorado Facility and if such facility is retired, we may be required to continue to operate discharge water equipment, the cost and timing of which is presently unknown.

 1. Water Matters

 Discharge Water Issues

The El Dorado Facility generates process water discharge consisting of cooling tower and boiler blowdown streams, contact storm water (rainfall inside the plant area which picks up impurities, primarily nitrogen), and miscellaneous spills and leaks from process equipment ("Discharge Water"). The Discharge Water at the El Dorado Facility is governed by a state of Arkansas permit renewed every five years. The current permit expired in 1995, and the state of Arkansas and EDC have been negotiating since early 1997 on the issuance of a new permit. EDC and the state of Arkansas agreed to a formal Consent Administrative Order ("CAO") in September 1998, which CAO contained certain deadlines for the completion of activities at the El Dorado Facility pending issuance of a new permit. In June 2002, a formal amendment to the CAO became effective, which extended the compliance date until three years after the effective date of the renewal permit. The renewal permit was issued by the state of Arkansas containing effluent limits that EDC believed were inappropriately stringent and which EDC believed it could not meet. That permit was appealed by EDC. The appeal has been resolved, by the parties entering into a settlement agreement that provides for effluent limits which EDC believes are acceptable. The settlement agreement has become final. The ADEQ has issued a revised draft of an NPDES water discharge permit pursuant to the terms of the settlement agreement.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three Months Ended March 31, 2004 and 2003

In January 2004, an adjoining landowner of the El Dorado Facility, who is also the plaintiff in a lawsuit against EDC (See below "Property Damage Lawsuit"), filed comments on the draft permit requesting effluent limits and conditions more restrictive than those provided in the settlement agreement and draft permit. The El Dorado Facility has submitted a response to the comments asserting, among other things, that the landowner lacks standing to raise issues that were resolved in a prior administrative proceeding. ADEQ issued on April 30, 2004, a final revised permit pursuant to the settlement agreement, which will become effective on June 1, 2004, unless an appeal is filed by May 30, 2004.

We believe that the revised NPDES permit issued in conformity with the settlement agreement will require additional expenditures, estimated to be approximately $3 to $4 million, which would be expended over the next three years. This estimate assumes that the City of El Dorado, Arkansas builds its own discharge pipeline to a nearby river and we are permitted to tie our pipeline into the city's pipeline. We do not have any reliable estimates of the cost of an alternative solution in the event that the pipeline is not ultimately built by the city. The CAO included a $183,700 penalty which has been satisfied, either through waste minimization activities or payments.

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

In January 2002, the U.S. Attorney for the Western District of Arkansas opened an investigation as a result of the drainage of the pond. EDC and two EDC employees received letters during April 2002, from the United States Attorney's office in Fort Smith, Arkansas indicating that a criminal charge could be brought against EDC and the two employees as a result of the draining of the equalization pond. EDC denies that it violated any criminal laws, and contends that the discharge event giving rise to the exceedance under its NPDES permit was accidental and impossible to prevent. Although

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three Months Ended March 31, 2004 and 2003

counsel for EDC in this matter has advised that in their opinion it is likely that the matter will be resolved on favorable terms to EDC, there are no assurances that this will occur and it is not possible to estimate the range of potential loss upon resolution of this matter.

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

As part of the state's investigation of an application filed by EDC for permit modifications relating to the sulfuric acid plant, the state initiated an inquiry regarding historical equipment upgrades and repairs at the sulfuric acid plant, and whether any of those modifications should have been reviewed under the regulations. The state and EDC have entered into negotiations in an attempt to compromise and resolve a potential dispute as to what regulations should apply to the sulfuric acid plant. These negotiations have resulted in a consent administrative order that resolved any possible regulatory violations associated with the sulfuric acid plant through the implementation of additional emission controls at that plant. The ultimate cost of any technology changes required cannot presently be determined, but is believed to cost between $1.5 million to $3 million. The implementation of the technological change and related expenditures will be made over the next 3 to 6 years.

3. Other Environmental Matters

 Slurry Explosive Corporation

In April 2002, Slurry entered into a Consent Administrative Order ("Slurry Consent Order") with the state of Kansas, regarding the Slurry Hallowell, Kansas manufacturing facility ("Hallowell Facility"). The Slurry Consent Order addresses the release of contaminants from the facility into the soils and groundwater and surface water in the strip-pits adjacent to the Hallowell Facility. There are no known users of the groundwater in the area. The adjacent strip pit is used for fishing. Under the terms of the Slurry Consent Order, Slurry is required to, among other things, submit an environmental assessment work plan to the state of Kansas for review and approval, and agree with the state as to any required corrective actions to be performed at the Hallowell Facility.

In connection with the sale of substantially all of the operating assets of Slurry and UTeC, both subsidiaries within our Chemical Business, in December 2002, UTeC leased the Hallowell Facility to the buyer under a triple net long-term lease agreement. However, Slurry retained the obligation to be responsible for, and perform the activities under, the Slurry Consent Order.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three Months Ended March 31, 2004 and 2003

In addition, certain of our subsidiaries agreed to indemnify the buyer of such assets for these environmental matters. Slurry has placed the prior owners of the Hallowell Facility on notice of their responsibility for contribution towards the costs to investigate and remediate this site. Representatives of a prior owner have recently agreed to pay for one-half of the costs of the investigation on an interim, non-binding basis. At March 31, 2004, a reserve of $223,000 has been established for our share of the estimated investigation and remediation costs. However, these estimates may be revised in the near term based on the results of our investigation and remediation.

Grand Jury Subpoenas - Slurry - Hallowell Facility

We and Slurry received grand jury subpoenas requesting business records of Slurry. The grand jury subpoenas have been complied with. This grand jury investigation appears to be related to Slurry's alleged violations of explosive storage and related regulations, which resulted in the revocation by the Bureau of Alcohol, Tobacco and Firearms of Slurry's license to manufacture explosives at the Hallowell Facility.

Property Damage Lawsuit

In January 2003, the owners of 283 acres of property adjacent to the El Dorado Facility filed suit against EDC alleging property damage and punitive damages. The lawsuit is pending in the United States District Court, Western District of Arkansas, El Dorado Division. The El Dorado Facility utilizes a discharge water treatment system which discharges into a creek which passes through the plaintiff's property pursuant to a permit issued by the state of Arkansas. The plaintiffs contend that these permitted discharges into the creek are an unauthorized trespass, have damaged their property, have resulted in fish kills in the creek, and that leakage from EDC's two holding ponds has contaminated the shallow groundwater on the plaintiffs' property. Plaintiffs are pursuing claims under theories of negligence, trespass and nuisance, and are claiming actual and punitive damages as well as injunctive relief. The plaintiffs are alleging that their property has diminished in value by $275,000 as a result of EDC's discharges. EDC's Discharge Water contains elevated levels of ammonia and nitrogen. However, monitoring wells around its treatment ponds indicate little, if any, impact on the shallow groundwater. We have put our insurance carrier on notice of this claim. Under the policy, we have a $500,000 deductible. No reserve has been established in connection with this matter.

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
(Unaudited)
Three Months Ended March 31, 2004 and 2003

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
(Unaudited)
Three Months Ended March 31, 2004 and 2003

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

We are also involved in various other claims and legal actions which in the opinion of management, after consultation with legal counsel, if determined adversely to us, would not have a material effect on our business, financial condition or results of operations.

Note 7: Long-Term Debt Our wholly-owned subsidiary ThermaChime, Inc., ("ThermaClime") (formerly ClimaChem, Inc.) and its subsidiaries are parties to a $50 million credit facility (the "Working Capital Revolver Loan") that matures in April 2005. Outstanding borrowings under the Working Capital Revolver Loan were $31.4 million as of March 31, 2004 ($24 million at December 31, 2003). At March 31, 2004, the amount available for additional borrowing under the Working Capital Revolver Loan was $11 million, based on eligible collateral. The Working Capital Revolver Loan accrues interest at a base rate (generally equivalent to the prime rate) plus 2% or LIBOR plus 4.5%. The effective rate at March 31, 2004 was 5.72%.

The Working Capital Revolver Loan, as amended, requires ThermaClime to maintain quarterly earnings before interest, taxes, depreciation and

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three Months Ended March 31, 2004 and 2003

amortization ("EBITDA") for ThermaClime and its Climate Control Business on a trailing twelve-month basis. ThermaClime and its Climate Control Business's EBITDA for the twelve-month period ended March 31, 2004 was in excess of the required amounts. For the fiscal quarter ending March 31, 2005, the EBITDA requirement shall be determined based on ThermaClime's forecasted financial statements, however, if ThermaClime and the provider of the Working Capital Revolver Loan can not reach an agreement, the EBITDA requirement for ThermaClime shall not be less than $15 million. The Working Capital Revolver Loan also requires ThermaClime to achieve an annual fixed charge coverage ratio and limits capital expenditures, as defined, measured quarterly on a trailing twelve-month basis. The Working Capital Revolver Loan requires that ThermaClime's excess availability, as defined, equal an amount not less than $.5 million. It also requires ThermaClime's excess availability, as defined, equal an amount not less than $1.5 million on the date of the periodic interest payments due on its 10-3/4% Senior Unsecured Notes due 2007 (discussed below) and interest due on certain debt issued pursuant to a financing arrangement entered into in May 2002 (discussed below). The Working Capital Revolver Loan also contains covenants that, among other things, limit the borrowers' ability to: (a) incur additional indebtedness, (b) incur liens, (c) make restricted payments or loans to affiliates who are not borrowers, (d) engage in mergers, consolidations or other forms of recapitalization, (e) dispose of assets, or (f) repurchase ThermaClime's 10-3/4% Senior Unsecured Notes. The Working Capital Revolver Loan also requires all collections on accounts receivable be made through a bank account in the name of the lender or their agent.

In order to fund the repurchase of Senior Unsecured Notes at a substantial discount to the face value in 2002, ThermaClime entered into a financing agreement ("Financing Agreement") with certain lenders ("Lenders").

Pursuant to the terms of the Financing Agreement, the Lenders loaned $35 million to ThermaClime (the "Loans"). In December 2002, ThermaClime prepaid $3.5 million of the Loans. The Loans mature on June 30, 2005, and bear interest at 10 1/2% per annum, payable quarterly. Additional interest of 5 1/2% is payable either at maturity or upon prepayment.

The financing transaction was accounted for as a debt restructuring in May 2002 and the implied gain relating to this transaction was deferred and all of the interest payments associated with the Loans has been recognized in long-term debt. All future interest payments on the Loans will be charged against the debt balance presently accrued on the balance sheet. At March 31, 2004, the carrying amount of long-term debt owed the Lenders is $42.2 million which includes $10.5 million interest due on the Loans through maturity. Of this, interest of $3.4 million is included in current portion of long-term debt at March 31, 2004.

The Financing Agreement, as amended, requires ThermaClime to maintain quarterly EBITDA, as defined, for ThermaClime and its Climate Control Business on a trailing twelve-month basis. ThermaClime and its Climate Control Business's EBITDA, as defined, for the twelve-month period ended March 31, 2004 was in excess of the required amounts. For the fiscal quarter ending March 31, 2005, the EBITDA requirement shall be determined based on ThermaClime's forecasted financial statements, however, if ThermaClime and the Lenders can not reach an agreement, the EBITDA requirement shall not be less than $15 million. For remaining quarters ending after March 31, 2004, if ThermaClime fails to maintain EBITDA, as defined, on a trailing twelve-month basis of at least $12 million (a "Trigger Event"), then within 210 days of the end of such quarter, ThermaClime shall pay the Lenders an amount equal to 33.3% ($10.6 million as of March 31, 2004) of then outstanding principal of the Loans plus interest. However, if ThermaClime maintains EBITDA on a trailing twelve-month

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three Months Ended March 31, 2004 and 2003

basis of at least $12 million as of the end of each of the two quarters immediately following the Trigger Event, then within 210 days of such Trigger Event, ThermaClime shall pay the Lenders an amount equal to 10% ($3.2 million as of March 31, 2004) of then outstanding principal of the Loans plus interest.

The Financing Agreement, as amended, also requires ThermaClime to achieve an annual fixed charge coverage ratio and limits annual capital expenditures, as defined, measured quarterly on a trailing twelve-month basis. The Financing Agreement also contains covenants that, among other things, limit ThermaClime's ability to: (a) incur additional indebtedness, (b) incur liens, (c) provide certain guarantees (d) engage in mergers, consolidations or other forms of recapitalization and (e) dispose of assets. The Lenders may, upon an event of default as defined, terminate the Financing Agreement and demand the balance outstanding due and payable in full.

In 1997, ThermaClime completed the sale of its 10-3/4% Senior Unsecured Notes due 2007 (the "Notes"). The Notes bear interest at an annual rate of 10-3/4% payable semiannually in arrears on June 1 and December 1 of each year. The Notes are senior unsecured obligations of ThermaClime and rank equal in right of payment to all existing and future senior unsecured indebtedness of ThermaClime and its subsidiaries. The Notes are effectively subordinated to all existing and future secured indebtedness of ThermaClime. The outstanding principal balance of the Notes due was $18.3 million at March 31, 2004.

ThermaClime owns substantially all of the companies comprising our Climate Control and Chemical Businesses. ThermaClime is a holding company with no significant assets or operations other than its investments in its subsidiaries, and each of its subsidiaries is wholly-owned, directly or indirectly, by ThermaClime. ThermaClime's payment obligations under the Notes are fully, unconditionally and joint and severally guaranteed by all of the existing subsidiaries of ThermaClime, except for El Dorado Nitric Co. and its subsidiaries ("EDNC") ("Non-Guarantor Subsidiaries").

Set forth below is consolidating financial information of ThermaClime's Guarantor Subsidiaries, the Non-Guarantor Subsidiaries, and ThermaClime.

 LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three Months Ended March 31, 2004 and 2003

Note 7: Long-Term Debt (continued)
ThermaClime, Inc. Condensed Consolidating Balance Sheet As of March 31, 2004 (In thousands)
Combined Guarantor Subsidiaries	Consolidated Non- Guarantor Subsidiaries	ThermaClime, Inc. (Parent)	Eliminations	Consolidated
Assets
Current assets:
Cash	$96	$-	$8		$104
Trade accounts receivable, net	37,220	4,556	26		41,802
Inventories	27,801	189	-		27,990
Supplies and prepaid items	3,425	668	1,582		5,675
Due from LSB and affiliates	-	-	567		567
Deferred income taxes	-	-	5,470		5,470
Total current assets	68,542	5,413	7,653		81,608
Property, plant and equipment, net	65,650	2,144	68		67,862
Investment in and advances to affiliates	-	-	95,337	$(95,337)	-
Receivable from Parent	-	13,914	-	(13,914)	-
Other assets, net	5,401	33	1,082		6,516
	$139,593	$21,504	$104,140	$(109,251)	$155,986
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$19,791	$3,670	$286		$23,747
Accrued liabilities	12,620	6,809	1,567		20,996
Current portion of long-term debt	2,719	353	33,531		36,603
Total current liabilities	35,130	10,832	35,384		81,346
Long-term debt	3,491	1,118	57,070		61,679
Deferred income taxes	-	-	2,190		2,190
Other noncurrent liabilities	2,216	557	-		2,773
Payable to Parent	53,185	-	-	$(53,185)
Stockholders' equity:
Common stock	66	1	1	(67)	1
Capital in excess of par value	78,194	-	12,652	(78,194)	12,652
Accumulated other comprehensive loss	-	(1,498)	-		(1,498)
Due from LSB and affiliates	-	-	(3,143)		(3,143)
Retained earnings (accumulated deficit)	(32,689)	10,494	(14)	22,195	(14)
Total stockholders' equity	45,571	8,997	9,496	(56,066)	7,998
	$139,593	$21,504	$104,140	$(109,251)	$155,986

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three Months Ended March 31, 2004 and 2003

Note 7: Long-Term Debt (continued)
ThermaClime, Inc. Condensed Consolidating Balance Sheet As of December 31, 2003 (In thousands)
Combined Guarantor Subsidiaries	Consolidated Non- Guarantor Subsidiaries	ThermaClime, Inc. (Parent)	Eliminations	Consolidated
Assets
Current assets:
Cash	$208	$-	$2,712		$2,920
Trade accounts receivable, net	30,838	3,187	25		34,050
Inventories	25,901	143	-		26,044
Supplies and prepaid items	3,389	669	1,607		5,665
Deferred income taxes	-	-	5,470		5,470
Total current assets	60,336	3,999	9,814		74,149
Property, plant and equipment, net	65,147	1,940	83		67,170
Investment in and advances to affiliates	-	-	88,901	$(88,901)	-
Receivable from Parent	-	13,194	-	(13,194)	-
Other assets, net	7,876	35	1,218		9,129
	$133,359	$19,168	$100,016	$(102,095)	$150,448
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$17,017	$2,589	$344		$19,950
Accrued liabilities	14,791	5,982	1,173		21,946
Due to LSB and affiliates, net	-	-	585		585
Current portion of long-term debt	2,405	353	26,553		29,311
Total current liabilities	34,213	8,924	28,655		71,792
Long-term debt	4,789	1,206	56,419		62,414
Deferred income taxes	-	-	1,605		1,605
Other noncurrent liabilities	2,280	590	-		2,870
Payable to Parent	44,817	-	-	$(44,817)	-
Stockholders' equity:
Common stock	67	1	1	(68)	1
Capital in excess of par value	78,194	-	12,652	(78,194)	12,652
Accumulated other comprehensive loss	-	(1,570)	-		(1,570)
Retained earnings (accumulated deficit)	(31,001)	10,017	684	20,984	684
Total stockholders' equity	47,260	8,448	13,337	(57,278)	11,767
	$133,359	$19,168	$100,016	$(102,095)	$150,448

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three Months Ended March 31, 2004 and 2003

Note 7: Long-Term Debt (continued)
ThermaClime, Inc. Condensed Consolidating Statement of Operations Three Months Ended March 31, 2004 (In thousands)
Combined Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	ThermaClime, Inc. (Parent)	Eliminations	Consolidated

Net sales	$71,435	$11,360			$82,795
Cost of sales	62,405	10,380	$225		73,010
Gross profit (loss)	9,030	980	(225)		9,785
Selling, general and administrative	9,319	102	479	$(2)	9,898
Operating income (loss)	(289)	878	(704)	2	(113)
Other income (expense):
Interest and other income (expense), net	144	(89)	2,530	(2,544)	41
Interest expense	(2,622)	(8)	(938)	2,542	(1,026)
Income (loss) from operations before benefit (provision) for income taxes	(2,767)	781	888		(1,098)
Equity in losses of subsidiaries	-	-	(1,211)	1,211	-
Benefit (provision) for income taxes	1,079	(304)	(375)		400
Net income (loss)	$(1,688)	$477	$(698)	$1,211	$(698)

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three Months Ended March 31, 2004 and 2003

Note 7: Long-Term Debt (continued)
ThermaClime, Inc. Condensed Consolidating Statement of Operations Three Months Ended March 31, 2003 (In thousands)
Combined Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	ThermaClime, Inc. (Parent)	Eliminations	Consolidated
Net sales	$60,726	$9,552			$70,278
Cost of sales	53,227	8,558	$205	$(1)	61,989
Gross profit (loss)	7,499	994	(205)	1	8,289
Selling, general and administrative	8,777	112	354	(2)	9,241
Operating income (loss)	(1,278)	882	(559)	3	(952)
Other income (expense):
Interest and other income (expense), net	176	(74)	2,882	(2,539)	445
Interest expense	(2,631)	(11)	(1,102)	2,536	(1,208)
Income (loss) from operations before benefit (provision) for income taxes	(3,733)	797	1,221	-	(1,715)
Equity in losses of subsidiaries	-		(1,869)	1,869	-
Benefit (provision) for income taxes	1,378	(311)	(467)		600
Net income (loss)	$(2,355)	$486	$(1,115)	$1,869	$(1,115)

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three Months Ended March 31, 2004 and 2003

Note 7: Long-Term Debt (continued)
ThermaClime, Inc. Condensed Consolidating Statement of Cash Flows Three Months Ended March 31, 2004 (In thousands)
Combined Guarantor Subsidiaries	Consolidated Non- Guarantor Subsidiaries	ThermaClime, Inc. (Parent)	Eliminations	Consolidated
Cash flows provided (used) by operating activities	$(8,140)	$1,075	$2,100	$(4,965)

Cash flows from investing activities:
Capital expenditures	(2,864)	(267)	-	(3,131)
Other assets	(137)	-	-	(137)
Net cash used by investing activities	(3,001)	(267)	-	(3,268)

Cash flows from financing activities:
Payments on long-term debt	(125)	(88)	(909)	(1,122)
Net change in revolving debt	-	-	7,352	7,352
Net change in due to/from LSB and affiliates	-	-	(813)	(813)
Advances to/from affiliates	11,154	(720)	(10,434)	-
Net cash provided (used) by financing activities	11,029	(808)	(4,804)	5,417
Net decrease in cash from all activities	(112)	-	(2,704)	(2,816)

Cash at the beginning of period	208	-	2,712	2,920
Cash at the end of period	$96	$-	$8	$104

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three Months Ended March 31, 2004 and 2003

Note 7: Long-Term Debt (continued)
ThermaClime, Inc. Condensed Consolidating Statement of Cash Flows Three Months Ended March 31, 2003 (In thousands)
Combined Guarantor Subsidiaries	Consolidated Non- Guarantor Subsidiaries	ThermaClime, Inc. (Parent)	Eliminations	Consolidated
Cash flows provided (used) by operating activities	$(12,912)	$2,176	$1,927	$(8,809)
Cash flows from investing activities:
Capital expenditures	(2,042)	(74)	(61)	(2,177)
Proceeds from sales of property and equipment	21	-	-	21
Other assets	(69)	1	116	48
Net cash provided (used) by investing activities	(2,090)	(73)	55	(2,108)
Cash flows from financing activities:
Payments on long-term debt	(133)	(88)	(835)	(1,056)
Long-term and other borrowings	-	-	800	800
Net change in revolving debt	530	-	6,635	7,165
Net change in due to/from LSB and affiliates	-	-	2,877	2,877
Advances to/from affiliates	14,397	(2,015)	(12,382)	-
Net cash provided (used) by financing activities	14,794	(2,103)	(2,905)	9,786
Net decrease in cash from all activities	(208)	-	(923)	(1,131)
Cash at the beginning of period	410	-	950	1,360
Cash at the end of period	$202	$-	$27	$229

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three Months Ended March 31, 2004 and 2003

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

The carrying amount of the product warranty obligation is as follows:

Three Months Ended March 31,
2004	2003
(In thousands)
Balance at beginning of period	$1,693	$1,922
Add: Charged to costs and expenses	379	213
Deduct: Costs incurred	(350)	(240)
Balance at end of period	$1,722	$1,895

Note 9: Recently Issued Pronouncements In January 2003, the FASB issued Interpretation No. 46 ("FIN 46") "Consolidation of Variable Interest Entities." FIN 46 addresses the consolidation of variable interest entities which meet certain characteristics. In December 2003, the FASB revised FIN 46 that included changes to the effective dates depending on the characteristics of the variable interest entities and the date of involvement.

Prior to 2003, we, through our subsidiaries, entered into loan agreements where we loaned funds to the parent company of Multi Clima, S.A. ("Multi Clima") a French manufacturer of HVAC equipment, whose product line is compatible with our Climate Control Business. Under the loan agreements, one of our subsidiaries has the option, which expires June 15, 2005 to exchange its rights under the loan agreements for 100% of the borrower's outstanding common stock. This subsidiary also obtained a security interest in the stock of Multi Clima to secure its loans. At December 31, 2003 the outstanding notes receivable balance, net of reserve, was $2.6 million which was included in other assets in the accompanying condensed consolidated balance sheet. As of the date of this report, we have not exercised our option. Based on our assessment of the parent

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three Months Ended March 31, 2004 and 2003

company and Multi Clima in relation to FIN 46, as revised, we were required to consolidate this entity effective March 31, 2004 because we believe the entity lacks sufficient equity to absorb expected losses and we bear the majority of the risk of loss of this entity. The condensed consolidated assets and liabilities of the parent company of Multi Clima as of March 31, 2004 which are included in the accompanying condensed consolidated balance sheet (after all material intercompany accounts have been eliminated) are as follows:
March 31, 2004
(In thousands)

Cash	$711
Accounts receivable, net	2,222
Inventories	2,539
Total current assets	$5,472
Property, plant and equipment, net	$973
Other assets, net	311
Total noncurrent assets	$1,284

Total assets	$6,756

Accounts payable	$2,797
Accrued liabilities	1,494
Current portion of long-term debt	201
Total current liabilities	$4,492
Long-term debt	$253
Total liabilities	$4,745

As a result of consolidating the consolidated assets and liabilities of the parent company of Multi Clima, we recorded a cumulative effect of accounting change of $.5 million primarily relating to the elimination of embedded profit included in the cost of inventory which was purchased from Multi Clima by certain of our subsidiaries.

The consolidated assets and liabilities of this foreign operation, where the functional currency is the local currency, are translated into U.S. dollars at the exchange rate at March 31, 2004. Therefore, we also recorded a foreign currency translation adjustment of $.4 million which is included in accumulated other comprehensive loss.

The creditors of Multi Clima have lack of recourse to the general credit of the Company and its subsidiaries.

Note 10: Liquidity and Management's Plan We depend on credit agreements and our ability to obtain funds from our subsidiaries in order to pay our obligations. Our Summit Machine Tool Manufacturing Corp. subsidiary (not a subsidiary of ThermaClime) finances its working capital requirements through borrowings under a credit facility ("Facility") with a different lender than ThermaClime's lender. The Facility provides a revolving line of credit of

-27

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three Months Ended March 31, 2004 and 2003

$650,000 and has a maturity date of February 22, 2005.

Our wholly-owned subsidiary, ThermaClime, owns substantially all of our core businesses. Historically, ThermaClime's primary cash needs have been for operating expenses, working capital and capital expenditures. ThermaClime depends on credit agreements, internally generated cash flows, and secured equipment financing in order to fund operations and pay obligations.

 Sources of cash flow for the first quarter of 2004, in addition to operating activities, consisted of a $7.4 million of net borrowings from our working capital revolver and $.5 million in proceeds from the issuance of common stock relating to the exercise of stock options.

Uses of cash for the first quarter of 2004 included $3.1 million from operating activities relating primarily to our Chemical Business and the effect from the spring planting season starting in March, $3.2 million for capital expenditures primarily in the Chemical Business and $1.6 million for scheduled debt payments.

ThermaClime's ability to maintain an adequate amount of borrowing availability under its existing working capital revolver depends on its ability to comply with the terms and conditions of such agreement, the lender's commitment to making the facility available to us and cash flow from operations, investing activities and required debt service.

As discussed in Note 7, ThermaClime is restricted under its credit agreements as to the funds that it may transfer to LSB and its affiliates. This limitation does not prohibit payment of amounts due under a Services Agreement, Management Agreement and a Tax Sharing Agreement. As of March 31, 2004, ThermaClime had cash and working capital availability of $11.1 million while non-ThermaClime entities had cash and working capital availability of $3.8 million.

Management's plan for 2004 forecasts that we will have adequate cash in 2004 from internal cash flows and financing sources to enable us to satisfy our cash requirements. Certain key initiatives and assumptions include (a) building on our successful Climate Control Business with an emphasis on our energy-saving geothermal product line, an upturn in the hospitality and lodging industry and improving our operating results in our start-up businesses, (b) controlling our costs through negotiated cost reductions and improved productivity (c) continuing to move our Chemical Business toward cost-plus type arrangements with customers to minimize the risk of raw material price volatility, (d) maximizing the production from our existing plants to minimize the effect of unabsorbed fixed operating costs, (e) taking advantage of opportunities in the market presented by the closure of certain nitrogen plants that previously moved product into our markets, and (f) limiting capital expenditures to only those projects essential to the execution of our business plan, or those with potentially high return on investment that can be financed.

The Climate Control Business has significant market share in its niche of the United States commercial and residential heating ventilation and air conditioning "HVAC" business. Climate Control's two primary product lines are hydronic fan coils and water source heat pumps. The Climate Control Business

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three Months Ended March 31, 2004 and 2003

has historically generated consistent profits and cash flow although their profitability was lower in 2003 due to the impact of reduced demand for hydronic fan coils nationally (sales of hydronic fan coils represented approximately 40% and 39% of the Climate Control Business' revenues in 2003 and for the three months ended March 31, 2004, respectively) caused by a slowdown in the hospitality and lodging industry attributed to the events of September 11, 2001 and the subsequent reduction of travel. Construction industry forecasts predict that new hotel construction starts and renovation will increase during 2004. The water source heat pump product line, which represented 51% and 47% of Climate Control's revenues in 2003 and for the three months ended March 31, 2004, respectively, experienced a 5% growth in 2003 and is planning additional growth in 2004. A recent addition to the product offering is the large custom air handler product line, which accounted for approximately 7% and 9% of Climate Control's revenue in 2003 and for the three months ended March 31, 2004, respectively. Included in Climate Control's operating results are certain start-up operations and/or services that have adversely affected operating results in recent periods. We believe that we have significantly strengthened the sales and marketing infrastructure of these start-up operations during the last two years and expect growth in sales and near break even results compared to aggregate operating losses of approximately $4.2 million in 2003 ($.7 million for the three months ended March 31, 2004) of these start-up operations.

The Chemical Business is primarily a nitrogen business with plants in Arkansas, Alabama and Texas, that serve markets which, for the most part, are freight logical to these locations. The primary raw material feedstocks (anhydrous ammonia and natural gas) are commodities, subject to significant price fluctuations and are purchased at prices in effect at time of purchase. The cost of the raw material feedstocks does not directly influence the sales price of our Chemical Business products. Currently, approximately 38% of the sales of the Chemical Business, primarily agricultural nitrogen products, are sold at the spot market price in effect at the time of shipment. The spot market sales price does not always provide for a full recovery of raw material costs incurred. As a result, management has pursued a strategy of developing customers that purchase substantial quantities of products pursuant to contracts and/or formulas that provide for the full pass through of costs, subject to reasonable performance obligations on our part, plus a profit margin. Currently, approximately 62% of the sales of the Chemical Business are based upon a formula of cost plus a profit margin. We expect similar arrangements in 2004. These cost-plus arrangements help to reduce our raw material price exposure.

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
(Unaudited)
Three Months Ended March 31, 2004 and 2003

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

Our Chemical Business has historically required significant investment to fund capital expenditures while our Climate Control Business has been much less capital intensive. We believe we have approximately $6 million of committed capital expenditures related to our Chemical Business in 2004 (of which $2.9 million was incurred during the first quarter of 2004), which includes: (a) $1 million relating to the sulfuric acid plant at the El Dorado Facility, (b) $1.9 million primarily relating to the annual turnaround at the Cherokee Facility, (c) $2.6 million relating to operations, and (d) $.3 million for environmental compliance. Other capital expenditures are believed to be discretionary and are dependent upon an adequate amount of liquidity and/or obtaining acceptable funding.

If the Discharge Water permit (See Note 6) for the El Dorado Facility becomes effective as negotiated, if the City of El Dorado, Arkansas (the "City") builds its own discharge pipeline to a nearby river and if we are permitted to tie our pipeline into the City's pipeline, we currently expect to incur capital expenditures of approximately $3 to $4 million over the next three years. Management is continuing to review the design and configurations of treatment and discharge facilities to address the permitting issues.

Also as discussed in Note 6, certain expenditures will be required to bring the sulfuric acid plant's air emissions to lower limits. The design of additional emission controls at this plant is underway. The ultimate cost of any technological changes required cannot presently be determined, but is believed to be a minimum of $1.5 million. These projects are expected to require funding over a six-year period, beginning in 2004.

As discussed in Note 7, ThermaClime finances it working capital requirements through borrowings under a Working Capital Revolver Loan that matures in April 2005. As of March 31, 2004, borrowings outstanding were $31.4 million and the net credit available for additional borrowings was $11 million. The Working Capital Revolver Loan requires that ThermaClime and its Climate Control Business meet certain financial covenants. The required EBITDA

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three Months Ended March 31, 2004 and 2003

amounts for each quarterly measurement date in 2004 are $14.3 million for the trailing twelve months ended June 30, 2004 and escalate to $15 million for the year ended December 31, 2004. The trailing twelve-months EBITDA requirement is fixed at $10 million for the Climate Control Business for all 2004 quarterly measurement dates. The EBITDA requirements were set at amounts based upon our forecasts which are presently considered by management to be achievable.

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

ThermaClime's customers remit payments on their accounts directly to the working capital lender under a lock-box arrangement, and the lender applies such payments to reduce the debt outstanding under the Working Capital Revolver Loan. ThermaClime may request additional borrowings under the Working Capital Revolver Loan; however, one of several conditions (as determined by the lender) precedent to additional borrowings is that no "material adverse change" (as defined in the Working Capital Revolver Loan agreement) shall have occurred. This provision in the Working Capital Revolver Loan agreement may allow the lender to terminate additional borrowings by ThermaClime and effectively accelerate the scheduled maturity of the debt under conditions that may not be objectively determinable (the "Subjective Acceleration Clause"). Management does not anticipate that the lender will invoke the Subjective Acceleration Clause.

In the event the Company does not remain in compliance with the covenants and/or the lender exercises its rights under the Subjective Acceleration Clause in the Working Capital Revolver Loan, thus terminating additional borrowings, ThermaClime would have no immediate borrowing availability. If a new lender arrangement was not available to fund obligations as they become due, a significant curtailment of operations could occur. In that event, if the proceeds from sales of remaining inventories and collections of accounts receivable of the businesses involved did not provide sufficient funds, ThermaClime could be required to sell other key assets. In that event, ThermaClime would be required to obtain working capital financing from other sources for its remaining businesses. There are no assurances that we would be successful in replacing, on a timely basis, the Working Capital Revolver Loan needed to fund ThermaClime's remaining operations.

As discussed in Note 7, ThermaClime entered into a Financing Agreement that requires that ThermaClime and its Climate Control Business meet certain financial covenants. For quarters ending after March 31, 2004, ThermaClime is required to maintain EBITDA on a trailing twelve-month basis of at least $12 million to prevent a triggering event ("Trigger Event"). ThermaClime does not expect that a Trigger Event will occur in 2004.

The Working Capital Revolver Loan agreement and the Financing Agreement contain cross-default provisions. If the Trigger Event occurs and/or ThermaClime fails to meet the other financial covenants of the Financing Agreement, the lender may declare an event of default, making the debt due on

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three Months Ended March 31, 2004 and 2003

demand. If this should occur, there are no assurances that we would have funds available to pay such amount or that alternative borrowing arrangements would be available. Accordingly, ThermaClime could be required to curtail operations and/or sell key assets as discussed above. These actions could result in the recognition of losses that may be material.

Due to previous operating losses and limited borrowing ability under the credit facility then in effect, we discontinued payment of cash dividends on Common Stock for periods subsequent to January 1, 1999, until the Board of Directors determines otherwise. Although dividends on all of our outstanding series of preferred stock are payable if and when declared by the Board of Directors, the terms of each outstanding series of preferred stock provide that dividends are cumulative, except for the redeemable noncumulative convertible preferred stock. As of March 31, 2004, there is approximately $10.8 million of accrued and unpaid dividends on our outstanding preferred stocks. We do not anticipate having funds available to pay dividends on our stock for the foreseeable future.

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

Although the volatility of the Chemical Business is such that the forecasted results can fluctuate significantly, our cash flow forecasts indicate that there will be sufficient liquidity to meet our obligations as they come due during 2004. However, actual results may be materially different than our forecasts and the resolution of outstanding contingencies, as discussed in Note 6, could have an impact on our liquidity and future operating results.

Longer-term liquidity is dependent upon new financing being available prior to maturity of the Working Capital Revolver Loan and Financing Agreement.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with our March 31, 2004 Condensed Consolidated Financial Statements.

Certain statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" may be deemed forward-looking statements. See "Special Note Regarding Forward-Looking Statements".

 Overview

General

 We are a diversified holding company and, as a result, depend on credit agreements and our ability to obtain funds from our subsidiaries in order to pay our obligations. Our wholly-owned subsidiary, ThermaClime, through its subsidiaries, owns substantially all of our core businesses consisting of the Climate Control and Chemical Businesses. Historically, ThermaClime's primary cash needs have been for operating expenses, working capital and capital expenditures. ThermaClime and its subsidiaries depend on credit agreements, internally generated cash flows, and secured equipment financing in order to fund operations and pay obligations.

ThermaClime is restricted as to the funds that it may transfer to us, the non-ThermaClime companies and certain ThermaClime companies under its Financing Agreement and Working Capital Revolver Loan.

Most of our Climate Control Business products are produced to customer orders that are placed well in advance of required delivery dates. As a result, the Climate Control Business carries significant backlogs that eliminate the necessity to carry substantial inventories other than for firm customer orders. The Climate Control Business has historically generated consistent annual profits and positive cash flows.

During 2003, the Climate Control Business' profitability was reduced by start-up costs and losses of certain new product lines. In 2004, the emphasis will be to increase the sales of these start-up operations, getting them past the start-up mode and into an operating profit. During 2003, the Climate Control Business' profitability has also been adversely impacted by the reduced demand for hydronic fan coils caused by a slowdown in the hospitality and lodging industry. Construction industry forecasts predict that new hotel construction starts and renovation will increase during 2004.

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

Due to the uncertainty of the spot sales price, management has pursued a strategy of developing customers that purchase substantial quantities of products pursuant to contracts and/or formulas that provide for the full pass through of costs, subject to reasonable performance obligations on our part, plus a profit margin.

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

ThermaClime's operations are largely dependent upon a positive cash flow from operations and borrowing availability under the working capital revolver. Cash flow and liquidity will continue to be managed very carefully with close oversight by corporate executives. In 2004, management will begin the process of renegotiating the working capital revolver which matures in April 2005. We have maintained compliance with all loan covenants and expect to continue to do so.

In order to supplement the Working Capital Revolver Loan and the internally generated funds as sources to meet capital requirements and to refinance the Financing Agreement, we have entered into an agreement with an investment banker (placement agent) to act as our financial advisor to, and initial purchaser for, us or our subsidiary, ThermaClime, in connection with the structuring, issuance and sale of up to $90 million, or such other principal amount which is expected not to be less than $80 million as agreed to, of 10 year senior secured notes ("Notes") in a private placement. The proposed Notes are not to be registered under the Securities Act of 1933, as amended (the "Act"), and may not be offered or sold in the Unites States absent registration or pursuant to an applicable exemption from the registration requirements of the Act. If completed, the Notes will be offered and sold only to qualified institutional buyers in reliance on Rule 144A of the Act. If completed, the net proceeds from the sale of the Notes will be used to repay a substantial amount of our indebtedness and our outstanding Working Capital Revolver Loan will be reduced from a maximum of $50 million to a maximum of $15 million. This transaction is subject to numerous conditions being met. This does not constitute an offer to sell or solicitation of an offer to buy the proposed Notes.

Liquidity and Capital Resources

 As discussed above, we depend on credit agreements and our ability to obtain funds from our subsidiaries in order to pay our obligations. Our Summit Machine Tool Manufacturing Corp. subsidiary (not a subsidiary of ThermaClime) finances its working capital requirements through borrowings under a credit facility ("Facility") with a different lender than ThermaClime's lender. The Facility provides a revolving line of credit of $650,000 and has a maturity date of February 22, 2005.

ThermaClime's ability to maintain an adequate amount of borrowing availability under its existing working capital revolver depends on its ability to comply with the terms and conditions of such agreement, the lender's commitment to making the facility available to us and cash flow from operations, investing activities and required debt service.

As discussed in Note 7 of Notes to Condensed Consolidated Financial Statements, ThermaClime is restricted under its credit agreements as to the funds that it may transfer to us and our affiliates that are not subsidiaries of ThermaClime. This limitation does not prohibit payment of amounts due under a Services Agreement, Management Agreement and a Tax Sharing Agreement.

As of March 31, 2004, ThermaClime had cash and working capital availability of $11.1 million while non-ThermaClime entities had cash and working capital availability of $3.8 million.

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

The Climate Control Business has significant market share in its niche of the United States commercial and residential HVAC business. Climate Control's two primary product lines are hydronic fan coils and water source heat pumps. The Climate Control Business has historically generated consistent profits and cash flow although their profitability was lower in 2003 due to the impact of reduced demand for hydronic fan coils nationally (sales of hydronic fan coils represented approximately 40% and 39% of the Climate Control Business' revenues in 2003 and for the three months ended March 31, 2004, respectively) caused by a slowdown in the hospitality and lodging industry attributed to the events of September 11, 2001 and the subsequent reduction of travel. Construction industry forecasts predict that new hotel construction starts and renovation will increase during 2004. The water source heat pump product line, which represented 51% and 47% of Climate Control's revenues in 2003 and for the three months ended March 31, 2004, respectively, experienced a 5% growth in 2003 and is planning additional growth in 2004. A recent addition to the product offering is the large custom air handler product line, which accounted for approximately 7% and 9% of Climate Control's revenue in 2003 and for the three months ended March 31, 2004, respectively. Included in Climate Control's operating results are certain start-up operations and/or services that have adversely affected operating results in recent periods. We believe that we have significantly strengthened the sales and marketing infrastructure of these start-up operations during the last two years and expect growth in sales and near break even results compared to aggregate operating losses of approximately $4.2 million in 2003($.7 million for the three months ended March 31, 2004) of these start-up operations.

The Chemical Business is primarily a nitrogen business with plants in Arkansas, Alabama and Texas, that serve markets which, for the most part, are freight logical to these locations. The primary raw material feedstocks (anhydrous ammonia and natural gas) are commodities, subject to significant price fluctuations and are purchased at prices in effect at time of purchase. The cost of the raw material feedstocks does not directly influence the sales price of our Chemical Business products. Currently, approximately 38% of the sales of the Chemical Business, primarily agricultural nitrogen products, are sold at the spot market price in effect at the time of shipment. The spot market sales price does not always provide for a full recovery of raw material costs incurred. As a result, management has pursued a strategy of developing customers that purchase substantial quantities of products pursuant to contracts and/or formulas that provide for the full pass through of costs, subject to reasonable performance obligations on our part, plus a profit margin. Currently, approximately 62% of the sales of the Chemical Business are based upon a formula of cost plus a profit margin. We expect similar arrangements in 2004. These cost-plus arrangements help to reduce our raw material price exposure.

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

On an ongoing basis, we evaluate the product lines of the operations of our chemical plants for profitability consistent with management's goal to minimize the negative impact that changing prices of natural gas and anhydrous ammonia have on our sales and operating results. Management's plan for 2004 anticipates that the industrial-grade products that are sold pursuant to long-term cost-plus agreements will continue in 2004 at or aboutthe same volume levels as in 2003. We expect that the 2004 production levels for nitrogen products sold as fertilizers into the agricultural markets will approximate the 2003 production levels but the sales as expressed in dollars will be higher due to correspondingly higher unit sales prices. Due to the volatility of sales prices and the costs of feedstocks (anhydrous ammonia and natural gas) it is difficult to predict whether or not the sales of nitrogen products sold as fertilizer into the agricultural markets (approximately 38% of our sales) will be profitable for 2004.

Effective January 20, 2004, the Chemical Business and its ammonia supplier entered into a new supply agreement whereby the supplier will sell to the Chemical Business' El Dorado Facility all of its ammonia requirements through December 31, 2004.

Our Chemical Business has historically required significant investment to fund capital expenditures while our Climate Control Business has been much less capital intensive. We believe we have approximately $6 million of committed capital expenditures related to our Chemical Business in 2004 (of which $2.9 million was incurred during the first quarter of 2004), which includes:

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

If the Discharge Water permit (See Note 6 of Notes to Condensed Consolidated Financial Statements) for the El Dorado Facility is approved as negotiated, if the City of El Dorado, Arkansas (the "City") builds its own discharge pipeline to a nearby river and if we are permitted to tie our pipeline into the City's pipeline, we currently expect to incur capital expenditures of approximately $3 to $4 million over the next three years. Management is continuing to review the design and configurations of treatment and discharge facilities to address the permitting issues.

Also as discussed in Note 6 of Notes to Condensed Consolidated Financial Statements, certain expenditures will be required to bring the sulfuric acid plant's air emissions to lower limits. The design of additional emission controls at this plant is underway. The ultimate cost of any technological changes required cannot presently be determined, but is believed to be a minimum of $1.5 million. These projects are expected to require funding over a six-year period, beginning in 2004.

Due to previous operating losses and limited borrowing ability under the credit facility then in effect, we discontinued payment of cash dividends on Common Stock for periods subsequent to January 1, 1999, until the Board of Directors determines otherwise. Although dividends on all of our outstanding series of preferred stock are payable if and when declared by the Board of Directors, the terms of each outstanding series of preferred stock provide that dividends are cumulative, except for the redeemable noncumulative convertible preferred stock. As of March 31, 2004, there is approximately $10.8 million of accrued and unpaid dividends on our outstanding preferred stocks. We do not anticipate having funds available to pay dividends on our stock for the foreseeable future.

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

During the first quarter of 2004, we recognized a gain of $1.8 million of other income from the sale of certain current assets which were purchased in 2003.

During the second quarter of 2004, we received approximately $.6 million from a settlement with a vendor relating to costs incurred at the El Dorado Facility due to mechanical failures during 2003.

Although the volatility of the Chemical Business is such that the forecasted results can fluctuate significantly, our cash flow forecasts indicate that there will be sufficient liquidity to meet our obligations as they come due during 2004. However, actual results may be materially different than our forecasts and the resolution of outstanding contingencies, as discussed in Note 6 of Notes to Condensed Consolidated Financial Statements, could have an impact on our liquidity and future operating results.

Longer-term liquidity is dependent upon new financing being available prior to maturity of the Working Capital Revolver Loan and Financing Agreement.

 Critical Accounting Policies

 The preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and disclosures of contingent liabilities. Management's judgment and estimates in the following areas are based on information available from internal and external resources at that time. Actual results could differ materially from these estimates and judgments, as additional information becomes known. The more significant areas of financial reporting impacted by management's judgment, estimates and assumptions include the following:

 Receivables and Credit Risk -Our sales to contractors and independent sales representatives are generally subject to a mechanics lien in the Climate Control Business. Our other sales are generally unsecured. Credit is extended to customers based on an evaluation of the customer's financial condition and other factors. Credit losses are provided for in the financial statements based on historical experience and periodic assessment of outstanding accounts receivable, particularly those accounts which are past due (determined based upon how recently payments have been received). Our periodic assessment of accounts and credit loss provisions are based on our best estimate of amounts that are not recoverable. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising our customer bases and their dispersion across many different industries and geographic areas. At March 31, 2004 and December 31, 2003, our trade accounts receivable were net of allowance for doubtful accounts of $3.7 million and $3.2 million, respectively.

Inventory Valuations Inventories are priced at the lower of cost or market, with cost being determined using the first-in, first-out basis, except for certain heat pump products which are carried at the lower of cost or market, with cost being determined using the last-in, first-out basis. The carrying value of certain nitrogen-based inventories produced by our Chemical Business was reduced to the market price. At March 31, 2004 and December 31, 2003, the difference between current cost and the market price was $1.4 million and $.6 million, respectively.

Impairment of Long-Lived Assets including Goodwill - We have considered impairment of our long-lived assets and related goodwill related to our Chemical operations as a result of unfavorable operating results over the last several years. We obtained third party appraisals of the fair values associated with the El Dorado and Cherokee Facilities and made estimates of fair values for others. The timing of impairments cannot be predicted with any certainty and are primarily dependent on market conditions outside our control. Should sales prices drop dramatically without a similar decline in the raw material costs or should other matters, including the environmental requirements and/or operating requirements set by Federal and State agencies change substantially from our current expectations, a provision for impairment may be required based upon such event or events. See Note 6 of Notes to Condensed Consolidated Financial Statements.

 Compliance with Long-Term Debt Covenants - As fully discussed in Note 7 of Notes to Condensed Consolidated Financial Statements, the Financing Agreement and Working Capital Revolver Loan, as amended, of ThermaClime and its subsidiaries require that ThermaClime meet certain lender defined earnings before interest, income taxes, depreciation and amortization ("EBITDA") and capital expenditure limitation amounts quarterly, on a trailing twelve-month basis and annually achieve a specified fixed charge coverage ratio. ThermaClime's forecasts for the remainder of 2004 indicate that ThermaClime will be able to meet all required covenant tests for the remaining quarters and the year ending in December 2004.

In addition, the Working Capital Revolver Loan contains "a material adverse change in operating results or financial condition" provision which is construed to be a subjective acceleration clause. Our ability to realize our assets and discharge our liabilities is dependent upon, among other things, the lender not exercising its rights under the subjective acceleration clause and our ability to successfully meet the EBITDA covenants for 2004 and beyond. As a result of the subjective acceleration clause, our outstanding borrowings under the Working Capital Revolver Loan are classified as due within one year in the accompanying condensed consolidated balance sheets.

Environmental and Regulatory Compliance - The Chemical Business is subject to specific federal and state regulatory and environmental compliance laws and guidelines. We have developed policies and procedures related to environmental and regulatory compliance. We must continually monitor whether we have maintained compliance with such laws and regulations and the operating implications, if any, and amount of penalties, fines and assessments that may result from noncompliance. In April 2004, the Arkansas Department of Environmental Quality ("ADEQ") issued a final revised NPDES water discharge permit relating to the El Dorado Facility and its various site modification projects currently underway and other projects acceptable to the ADEQ. We currently estimate that the site modification projects will cost approximately $3 - $4 million, assuming the City of El Dorado, Arkansas (the "City") builds its own discharge pipeline to a nearby river and we are permitted to tie our pipeline into the City's pipeline. We do not have any reliable estimates of the cost of an alternative solution in the event that the pipeline is not ultimately built by the City.

In addition, the state of Arkansas and EDC have entered into negotiations in an attempt to compromise and resolve a potential dispute as to what regulations should apply to EDC's sulfuric acid plant. These negotiations have resulted in drafting language in the draft Air CAO that would resolve any possible regulatory violations associated with the sulfuric acid plant through the implementation of additional emission controls at that plant. Based on the enforcement director of the applicable state agency request, EDC has provided to the state a report on technology alternatives. The ultimate cost of any technology changes required cannot presently be determined, but is believed to cost between $1.5 million to $3 million. The timing of the implementation of any technological change is not known, however, it is our belief that such expenditures will be made over the next 3 to 6 years.

Asset Retirement Obligations -If we should decide to no longer operate the El Dorado Facility and if such facility is retired, we may be required to continue to operate equipment relating to discharge water, the cost and timing of which is presently unknown.

 Income Tax Accruals -Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes, and the amounts used for income tax purposes. Valuation allowances are provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. We are able to realize deferred tax assets up to an amount equal to the future reversals of existing taxable temporary differences. The taxable temporary differences will turn around in the loss carry forward period as the differences reverse. Other differences will turn around as the assets are realized or liabilities are paid in the normal course of business. At March 31, 2004 and December 31, 2003, our deferred tax assets were net of a valuation allowance of approximately $28 million. (See Note 2 of Notes to Condensed Consolidated Financial Statements).

Contingencies - We are a party to various litigation and other contingencies, the ultimate outcome of which is not presently known. Should the ultimate outcome of these contingencies be adverse, such could create an event of default under ThermaClime's Working Capital Revolver Loan and the Financing Agreement and could adversely impact our liquidity and capital resources.

Revenue Recognition We recognize revenue for substantially all of our operations at the time title to the goods transfers to the buyer and there remains no significant future performance obligations by us. If revenue relates to construction contracts, we recognize revenue using the percentage-of-completion method based on contract costs incurred to date compared with total estimated contract costs. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined.

Seasonality

We believe that the only seasonal products are fertilizer and related chemical products sold by our Chemical Business to the agricultural industry. The selling seasons for those products are primarily during the spring and fall planting seasons, which typically extend from March through June and from September through November in the geographical markets in which the majority of our agricultural products are distributed. As a result, our Chemical Business increases its inventory of ammonium nitrate and UAN prior to the beginning of each planting season. In addition, the amount and timing of sales to the agricultural markets depend upon weather conditions and other circumstances beyond our control.

RESULTS OF OPERATIONS

 Three months ended March 31, 2004 vs. Three months ended March 31, 2003.

 Net Sales

 Net sales for the three-month period ended March 31, 2004 were $83.8 million compared to $71.5 million for the same period in 2003 or an increase of $12.3 million. This increase includes increased sales in our Chemical Business of $8.5 million caused, in part, by the increased cost of the raw material feedstock (anhydrous ammonia) which resulted in higher sales prices. Sales prices increased overall by 16% compared to the first quarter of 2003 while volume of tons sold increased 5%. The increased cost of anhydrous ammonia is substantially reflected in the higher cost of sales. Our Climate Control sales increased $4 million due largely to increased demand for our heat pump products and continued growth in certain start-up operations and services.

Gross Profit

Gross profit was $11 million or 13.1% as a percentage of net sales for the three months ended March 31, 2004, compared to $9.5 million or 13.2% for the three-month period ended March 31, 2003. The increase in gross profit was the result of improved sales in our Climate Control Business as discussed above.

Selling, General and Administrative Expenses

 Selling, general and administrative ("SG&A") expenses were $11.1 million for the first quarter ended March 31, 2004 compared to $10 million for the same period in 2003. The increase is due primarily to increased shipping and handling costs and expenses relating to certain start up operations in the Climate Control Business.

 Other Income

 Other income for the first quarter of 2004 includes a gain of $1.8 million from the sale of certain current assets purchased in 2003.

Cumulative Effect of Accounting Change

Effective March 31, 2004, we included in the accompanying condensed consolidated balance sheet the consolidated assets and liabilities of the parent company of Multi Clima as required under FIN 46 (See Note 9 of Notes to Condensed Consolidated Financial Statements). As a result, we recorded a cumulative effect of accounting change of $.5 million primarily relating to the elimination of embedded profit included in the cost of inventory which was purchased from Multi Clima by certain of our subsidiaries.

Cash Flow From Operations
Historically, our primary cash needs have been for operating expenses, working capital and capital expenditures. We have financed our cash requirements primarily through internally generated cash flow, borrowings under our revolving credit facilities, secured equipment financing and the sale of assets. See additional discussion concerning cash flows from our Climate Control and Chemical Businesses in Liquidity and Capital Resources.

Net cash used by operating activities for the three months ended March 31, 2004 was $3.1 million resulting primarily from operating cash flow and net cash used from the increase in accounts receivable and inventories and the decrease in accrued liabilities offset, in part, from the increase in accounts payable. The increase in accounts receivable is due primarily to improved sales during the first quarter of 2004 compared to the fourth quarter of 2003 of chemical products and hydronic fan coils. The increase in inventories relates primarily to the increase of agricultural products at the El Dorado Facility due to the anticipated demands relating to the spring fertilizing season and the increase of water source heat pumps net of the decrease in inventories of chemical products at the Cherokee Facility due to a reduction in production caused by a planned major maintenance project performed during the first quarter of 2004. The decrease in accrued liabilities relates to our Chemical Business and is the result of the decrease in the amount of customer deposits held and the decrease in costs expected to be incurred relating to our planned major maintenance activities offset, in part, to an increase in the deferred rent expense of the Baytown Facility. The increase in accounts payable is due primarily to increased purchases associated with the build up of agricultural product inventories, improved sales of chemical products and hydronic fan coils, and the major maintenance project performed at the Cherokee Facility.

Cash Flow From Investing and Financing Activities

Net cash used by investing activities for the three months ended March 31, 2004 included $3.2 million for capital expenditures of which $2.9 million is for our benefit of our Chemical Business.

Net cash provided by financing activities included a net increase in revolving debt of $7.4 million and net proceeds from issuance of common stock of $.5 million relating to the exercise of stock options offset, in part, by payments on long-term and other debt of $1.6 million.

 Off-Balance Sheet Arrangements

 We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

Aggregate Contractual Obligations

 In the operation of our businesses, we enter into contracts, leases and borrowing arrangements. In connection with a series of agreements with Bayer Corporation ("Bayer"), under which we are to supply nitric acid with a provision for pass through of production costs subject to certain performance obligations on our part, a subsidiary of ThermaClime entered into a 10 year lease ("Baytown Lease") in June 1999 that requires minimum future net lease rentals of approximately $48.1 million at March 31, 2004. The lease payments are includable costs in these agreements. These lease rentals are made monthly on a straight-line basis over the term of the agreements, typically with one annual payment representing a majority of the amount due for the year. The annual payment for 2004, approximately $10.3 million due in December 2004, has been considered in evaluating our liquidity. Our ability to perform on this lease commitment is contingent upon Bayer's performance under the related purchase agreement and our liquidity.

Reference is made to our Form 10-K for the year ended December 31, 2003, for a summary of our aggregate contractual obligations. See discussion in "Liquidity and Capital Resources" and Note 7 of Notes to Condensed Consolidated Financial Statements.

 Loan Agreements - Terms and Conditions

 As discussed in Note 7 of Notes to Condensed Consolidated Financial Statements, ThermaClime finances it working capital requirements through borrowings under a Working Capital Revolver Loan that matures in April 2005. As of March 31, 2004, borrowings outstanding were $31.4 million and the net credit available for additional borrowings was $11 million. The Working Capital Revolver Loan requires that ThermaClime and its Climate Control Business meet certain financial covenants. The required EBITDA amounts for each quarterly measurement date in 2004 are $14.3 million for the trailing twelve months ended June 30, 2004 and escalate to $15 million for the year ended December 31, 2004. The trailing twelve-months EBITDA requirement is fixed at $10 million for the Climate Control Business for all 2004 quarterly measurement dates. The EBITDA requirements were set at amounts based upon our forecasts which are presently considered by management to be achievable.

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

ThermaClime's customers remit payments on their accounts directly to the working capital lender under a lock-box arrangement, and the lender applies such payments to reduce the debt outstanding under the Working Capital

Revolver Loan. ThermaClime may request additional borrowings under the Working Capital Revolver Loan; however, one of several conditions (as determined by the lender) precedent to additional borrowings is that no "material adverse change" (as defined in the Working Capital Revolver Loan agreement) shall have occurred. This provision in the Working Capital Revolver Loan agreement may allow the lender to terminate additional borrowings by ThermaClime and effectively accelerate the scheduled maturity of the debt under conditions that may not be objectively determinable (the "Subjective Acceleration Clause"). Management does not anticipate that the lender will invoke the Subjective Acceleration Clause.

In the event the Company does not remain in compliance with the covenants and/or the lender exercises its rights under the Subjective Acceleration Clause in the Working Capital Revolver Loan, thus terminating additional borrowings, ThermaClime would have no immediate borrowing availability. If a new lender arrangement was not available to fund obligations as they become due, a significant curtailment of operations could occur. In that event, if the proceeds from sales of remaining inventories and collections of accounts receivable of the businesses involved did not provide sufficient funds, ThermaClime could be required to sell other key assets. In that event, ThermaClime would be required to obtain working capital financing from other sources for its remaining businesses. There are no assurances that we would be successful in replacing, on a timely basis, the Working Capital Revolver Loan needed to fund ThermaClime's remaining operations.

As discussed in Note 7 of Notes to Condensed Consolidated Financial Statements, ThermaClime entered into a Financing Agreement that requires that ThermaClime and its Climate Control Business meet certain financial covenants. For quarters ending after March 31, 2004, ThermaClime is required to maintain EBITDA on a trailing twelve-month basis of at least $12 million to prevent a triggering event ("Trigger Event). ThermaClime does not expect that a Trigger Event will occur in 2004.

The Working Capital Revolver Loan agreement and the Financing Agreement contain cross-default provisions. If the Trigger Event occurs and/or ThermaClime fails to meet the other financial covenants of the Financing Agreement, the lender may declare an event of default, making the debt due on demand. If this should occur, there are no assurances that we would have funds available to pay such amount or that alternative borrowing arrangements would be available. Accordingly, ThermaClime could be required to curtail operations and/or sell key assets as discussed above. These actions could result in the recognition of losses that may be material.

Dividends

Due to our previous operating losses and our subsidiaries limited borrowing ability under the credit facility then in effect, our Board of Directors discontinued payment of cash dividends on our Common Stock for periods subsequent to January 1, 1999, until our Board of Directors determines otherwise. Also we have not declared or paid the regular quarterly dividends of $.8125 on our outstanding Series 2 Preferred since June 15, 1999. In addition, we did not declare or pay the regular annual dividend of $12.00 on the Series B Preferred since 1999.

No dividends or other distributions, other than dividends payable in Common Stock, shall be declared or paid, and no purchase, redemption or other acquisition shall be made, by us in connection with any shares of Common

Stock until all cumulative and unpaid dividends on the Series 2 Preferred, Series D Preferred and Series B Preferred shall have been paid. As of March 31, 2004, the aggregate amount of unpaid dividends in arrears on our Series 2 Preferred, Series D Preferred and Series B Preferred totaled approximately $9.6 million, $.1 million and $1 million, respectively. We do not anticipate having funds available to pay dividends on our stock (Common or Preferred) for the foreseeable future.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

General

 Our results of operations and operating cash flows are impacted by changes in market interest rates and changes in market prices of copper, steel, anhydrous ammonia and natural gas.

Commodity Price Risk

Our Climate Control Business buys substantial quantities of copper and steel for use in manufacturing processes and our Chemical Business buys substantial quantities of anhydrous ammonia and natural gas as feedstocks generally at market prices. Periodically, our Climate Control Business enters into exchange-traded futures for copper and steel and our Chemical Business enters into exchange-traded futures for natural gas, which contracts are generally accounted for on a mark-to-market basis. At March 31, 2004, the only purchase commitments under these contracts were for 90,000 MMBtu of natural gas through June 2004 at a weighted average cost of $4.64 per MMBtu ($417,000) and a weighted average market value of $5.94 per MMBtu ($535,000).

Interest Rate Risk

 Our interest rate risk exposure results from our debt portfolio which is impacted by short-term rates, primarily prime rate-based borrowings from commercial banks, and long-term rates, primarily fixed-rate notes, some of which prohibit prepayment or require substantial prepayment penalties.

Reference is made to our Form 10-K for the year ended December 31, 2003, for an expanded analysis of expected maturities of long-term debt and its weighted average interest rates.

As of March 31, 2004, our variable rate and fixed rate debt, which aggregated $91.2 million, (excluding the Senior Unsecured Notes), exceeded the debt's fair market value by approximately $5.2 million ($6 million at December 31, 2003). Currently, there is no active market for the Senior Unsecured Notes, therefore the fair value is not determinable; however, the carrying value is $18.3 million.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the periodic reports filed by us with the Securities and Exchange Commission (the "SEC") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management. Based on their most recent evaluation, which was completed as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer believe that our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) do not contain material weaknesses and ensure that material information relating to us is made known to us by others within our consolidated entities. There were no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the most recent evaluation.

SPECIAL NOTE REGARDING
FORWARD-LOOKING STATEMENTS

Certain statements contained within this report may be deemed "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements in this report other than statements of historical fact are Forward-Looking Statements that are subject to known and unknown risks, uncertainties and other factors which could cause actual results and performance of the Company to differ materially from such statements. The words "believe", "expect", "anticipate", "intend", "will", and similar expressions identify Forward-Looking Statements. Forward-Looking Statements contained herein relate to, among other things, the agricultural products are the only seasonal products,
construction industry forecasts predict that new hotel construction starts and renovation will increase during 2004, similar cost-plus arrangements in 2004,

as it relates to the Chemical Business, we will continue to sell products on a basis whereby the customer accepts the risk of price volatility of anhydrous ammonia and natural gas, running the plants at optimum rates, and where possible, hedge raw materials,

EDC or its employees having a criminal exposure in the equalization pond matter, the anticipated consent order for Slurry will not have a material adverse effect on the Company, the amount of committed capital expenditures related to our Chemical Business, amounts to be spent relating to compliance with federal, state and local environmental laws at the El Dorado Facility including matters relating to the sulfuric acid plant, liquidity and availability of funds,
anticipated financial performance,
adequate cash in 2004 from internal cash flows and financing sources to meet our presently anticipated working capital requirements, adequate resources to meet our obligations as they come due, ability to make planned capital improvements,
amount of and ability to obtain financing for the Discharge Water disposal project, the 2004 production levels for nitrogen products sold as fertilizers will approximate the 2003 production levels, but with higher unit sales prices, the Working Capital Revolver lender will not invoke the Subjective Acceleration Clause, sales volume of industrial-grade products sold pursuant to long-term cost-plus agreements will continue in 2004 at or about the same level as in 2003, a Trigger Event under the Financing Agreement will not occur in 2004, the Air CAO will be effective in the near term,
ThermaClime's forecasts for 2004 for ThermaClime's operating results meeting all required covenant tests for all quarters and the year ending in 2004, maintain compliance with all loan covenants,
additional growth in 2004 for the water source heat pump product line, management anticipation that these contingent claims will result in no substantial adverse impact on our operating results and/or liquidity, the final revised permit governing the Discharge Water provides -47- appropriate credits and effluent guidelines that are acceptable to EDC, the amount of additional expenditures required under the final revised Discharge Water permit,
EDC's ability to comply with the terms of the final revised Discharge Water permit due to current liquidity and other information, the amount of additional expenditures relating to the draft Air CAO, the good likelihood that Cherokee will recover monies from Dynegy over and above any monies which may be recovered by the plaintiff or owed to Dynegy,
Climate Control's start-up operations will increase sales and have near break even results, improvement in the imbalance of supply and demand in the agricultural market which will result in stronger sales prices in 2004, the Climate Control Business' objectives include the continued emphasis on increasing the sales and operating margins of existing products and on new product development, and management utilizing the net borrowing availability under the Working Capital Revolver at a relatively high level during 2004.

While we believe the expectations reflected in such Forward-Looking Statements are reasonable, we can give no assurance such expectations will prove to have been correct. There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to, decline in general economic conditions, both domestic and foreign, material reduction in revenues,
material increase in interest rates,
ability to collect in a timely manner a material amount of receivables, increased competitive pressures,
changes in federal, state and local laws and regulations, especially environmental regulations, or in interpretation of such, pending, additional releases (particularly air emissions) into the environment, material increases in equipment, maintenance, operating or labor costs not presently anticipated by us, the requirement to use internally generated funds for purposes not presently anticipated, the inability to secure additional financing for planned capital expenditures, the cost for the purchase of anhydrous ammonia and natural gas, changes in competition,
the loss of any significant customer,
changes in operating strategy or development plans,
inability to fund the working capital and expansion of our businesses, adverse results in any of our pending litigation,
inability to obtain necessary raw materials,
inability to have the final revised permit governing the Discharge Water become effective to comply with legal guidelines that the El Dorado Facility will be able to meet,

inability to obtain a replacement for its current working capital line if its working capital lender terminates the Company's ability to borrow additional funds and effectively accelerates its Working Capital Revolver, and other factors described in "Management's Discussion and Analysis of Financial Condition and Results of Operation" contained in this report.

Given these uncertainties, all parties are cautioned not to place undue reliance on such Forward-Looking Statements. We disclaim any obligation to update any such factors or to publicly announce the results of any revisions to any of the Forward-Looking Statements contained herein to reflect future events or developments.

Independent Accountants' Review Report

The Board of Directors
LSB Industries, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of LSB Industries, Inc. as of March 31, 2004, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2004 and 2003. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of LSB Industries, Inc. as of December 31, 2003, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated March 22, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

ERNST & YOUNG LLP
Oklahoma City, Oklahoma
May 11, 2004

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

 There are no material legal proceedings pending against the Company and/or its subsidiaries not previously reported in Item 3 of the Company's 10-K for the year ended December 31, 2003, except as follows:

Discharge Water Issues

As fully discussed in Note 6 of Notes to Condensed Consolidated Financial Statements, on April 30, 2004, the ADEQ issued a final revised Discharge Water permit pursuant to the settlement agreement, which will become effective on June 1, 2004, unless an appeal is filed by May 30, 2004.

 Item 2. Changes in Securities and Use of Proceeds

 Purchases of Equity Securities by the Issuer and Affiliated Purchases

 The following table includes information relating to purchases of equity securities by the Company and affiliated purchasers, as defined, for the three months ended March 31, 2004.

Period	(a) Total number of shares of common stock purchased	(b) Average price paid per share of common stock	(c) Total number of shares of common stock purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares of common stock that may yet be purchased under the plans or programs
January 1, 2004- January 31, 2004	6,600	$6.95	-	-

February 1, 2004- February 29, 2004	-	-	-	-

March 1, 2004- March 31, 2004	-	-	-	-

Total	6,600	$6.95	-	-

Note: The shares of common stock purchased by the Company during the three months ended March 31, 2004 relate to shares received for payment of the exercise price of certain stock options exercised during this period.

 Item 3. Defaults upon Senior Securities

(b) Although dividends on our Series 2 Preferred are payable if and when declared by the Board of Directors, the terms of the Series 2 Preferred provide that dividends are cumulative. Our Board of Directors have not declared and paid dividends on our outstanding Series 2 Preferred since June 1999. The amount of the total arrearage of unpaid dividends on the outstanding Series 2 Preferred is $9.6 million as of March 31, 2004. In addition, we have decided to recommend our Board of Directors not declare the June 15, 2004 dividend payment on our outstanding Series 2 Preferred. If the June 15 dividend on the Series 2 Preferred is not paid, the amount of the total arrearage of unpaid dividends payable on the outstanding Series 2 Preferred will be $10.1 million.

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

Also our Board of Directors did not declare and pay the January 1 regular dividend on our Series B 12% Convertible, Cumulative Preferred Stock ("Series B") since 1999. Dividends in arrears at March 31, 2004, related to the Series B was $1 million.

In addition, dividends in arrears related to our Series D 6% Cumulative, Convertible Class C Preferred Stock was $.1 million as of March 31, 2004.

Item 4. Submission of Matters to a Vote of Security Holders

 Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits and Reports on Form 8-K

 (a) Exhibits The Company has included the following exhibits in this report:

15.1 #9; Letter Re: Unaudited Interim Financial Information.

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

(b)  Reports on Form 8-K We did not file any reports on Form 8-K during the quarter ended March 31, 2004.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly authorized, to sign this report on its behalf on this 13th day of May 2004.
LSB INDUSTRIES, INC.

By: /s/ Tony M. Shelby
Tony M. Shelby Executive Vice President of Finance (Chief Financial Officer)

By: /s/ Jim D. Jones
Jim D. Jones Senior Vice President, Controller and Treasurer (Principal Accounting Officer)