Form 10-Q
period 2004-06-30
LSB INDUSTRIES INC
filed 2004-08-10
CIK 60714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
[ X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly period ended June 30, 2004
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

The number of shares outstanding of the Registrant's voting Common Stock, as of July 31, 2004 was 13,018,798 shares, excluding 3,321,607 shares held as treasury stock.

PART I

FINANCIAL INFORMATION

Company or group of companies for which report is filed: LSB Industries, Inc. and all of its subsidiaries.

The accompanying condensed consolidated balance sheet of LSB Industries, Inc. at June 30, 2004, the condensed consolidated statements of income for the six-month and three-month periods ended June 30, 2004 and 2003, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2004 and 2003 have been subjected to a review, in accordance with the standards of the Public Company Accounting Oversight Board by Ernst & Young LLP, independent auditors, whose report with respect thereto appears elsewhere in this Form 10-Q. The financial statements mentioned above are unaudited. The condensed consolidated balance sheet at December 31, 2003 was derived from audited financial statements as of that date. Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 for an expanded discussion of the Company's financial disclosures and accounting policies.

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Information at June 30, 2004 is unaudited)
(Dollars in thousands)

Item 1.

ASSETS (Note 9)	June 30, 2004	December 31, 2003
Current assets:
Cash	$4,764	$3,189
Restricted cash	349	-
Trade accounts receivable, net	50,613	35,357
Inventories:
Finished goods	15,077	18,020
Work in process	3,766	1,643
Raw materials	10,240	7,276
Total inventories	29,083	26,939
Supplies, prepaid items and other	9,610	9,225
Total current assets	94,419	74,710
Property, plant and equipment, net	73,272	71,934
Other assets, net	9,416	11,650
	$177,107	$158,294

(Continued on following page)

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Information at June 30, 2004 is unaudited)
(Dollars in thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY (Note 9)	June 30, 2004	December 31, 2003
Current liabilities:
Accounts and drafts payable	$27,704	$22,027
Accrued liabilities:
Customer deposits	284	4,576
Deferred rent expense	6,669	3,766
Other	18,019	14,830
Current portion of long-term debt (Note 7):
Working Capital Revolver Loan	35,940	24,027
Financing Agreement due 2005	31,700	-
Accrued interest on Financing Agreement	9,612	3,384
Other	4,352	4,219
Total current liabilities	134,280	76,829
Long-term debt (Note 7):
Financing Agreement due 2005	-	31,700
Accrued interest on Financing Agreement	-	7,911
Other	31,101	32,034
	31,101	71,645
Other noncurrent liabilities	4,015	4,139
Contingencies (Note 6)
Stockholders' equity:
Series B 12% cumulative, convertible preferred stock, $100 par value; 20,000 shares issued and outstanding; aggregate liquidation preference of $3,080,000 ($2,960,000 in 2003)	2,000	2,000
Series 2 $3.25 convertible, exchangeable Class C preferred stock, $50 stated value; 628,550 shares issued; aggregate liquidation preference of $41,560,188 ($40,547,000 in 2003)	31,427	31,427
Series D 6% cumulative, convertible Class C preferred stock, no par value; 1,000,000 shares issued; aggregate liquidation preference of $1,120,000	1,000	1,000
Common stock, $.10 par value; 75,000,000 shares authorized, 16,340,405 shares issued (15,820,234 in 2003)	1,634	1,582
Capital in excess of par value	57,221	56,223
Accumulated other comprehensive loss	(1,815)	(1,570)
Accumulated deficit	(67,105)	(68,713)
	24,362	21,949
Less treasury stock at cost:
Series 2 Preferred, 5,000 shares	200	200
Common stock, 3,321,607 shares (3,272,426 in 2003)	16,451	16,068
Total stockholders' equity	7,711	5,681
	$177,107	$158,294

(See accompanying notes)

 LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
Six Months Ended June 30, 2004 and 2003
(Dollars in thousands, except per share amounts)

2004	2003
Net sales (Note 9)	$187,906	$161,486
Cost of sales	160,451	138,387
Gross profit	27,455	23,099
Selling, general and administrative expenses	25,334	20,441
Operating income	2,121	2,658
Other income (expense):
Other income (Note 5)	3,098	1,185
Interest expense	(2,760)	(2,845)
Other expense	(311)	(269)
Income before provision for income taxes and cumulative effect of accounting change	2,148	729
Provision for income taxes	4	-
Income before cumulative effect of accounting change	2,144	729
Cumulative effect of accounting change (Note 9)	(536)	-
Net income	$1,608	$729

Net income (loss) applicable to common stock (Note 3)	$474	$(405)

Weighted average common shares (Note 3):
Basic	12,729,095	12,212,461

Diluted	15,195,367	12,212,461

Income (loss) per common share (Note 3):
Basic:
Income (loss) before cumulative effect of accounting change	$.08	$(.03)
Cumulative effect of accounting change	(.04)	-
Net income (loss)	$.04	$(.03)

Diluted:
Income (loss) before cumulative effect of accounting change	$.06	$(.03)
Cumulative effect of accounting change	(.03)	-
Net income (loss)	$.03	$(.03)

(See accompanying notes)

 LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
Three Months Ended June 30, 2004 and 2003
(Dollars in thousands, except per share amounts)

2004	2003
Net sales (Note 9)	$104,114	$89,976
Cost of sales	87,620	76,344
Gross profit	16,494	13,632
Selling, general and administrative expenses	14,212	10,423
Operating income	2,282	3,209
Other income (expense):
Other income	1,002	829
Interest expense	(1,462)	(1,420)
Other expense	(96)	(64)
Net income	$1,726	$2,554
Net income applicable to common stock (Note 3)	$1,159	$1,987
Weighted average common shares (Note 3):
Basic	12,802,708	12,432,201
Diluted	15,162,725	15,310,223
Income per common share (Note 3):
Basic:
Net income	$.09	$.16
Diluted:
Net income	$.08	$.13

(See accompanying notes)

 LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
Six Months Ended June 30, 2004 and 2003
(Dollars in thousands)

2004	2003
Cash flows from operating activities:
Net income	$1,608	$729
Adjustments to reconcile net income to net cash used by operating activities:
Cumulative effect of accounting change	536	-
Gain on extinguishment of debt	-	(258)
Gains on sales of property and equipment	(143)	(38)
Realization and reversal of firm sales commitments	(105)	(675)
Depreciation of property, plant and equipment	5,196	4,940
Amortization	449	459
Provision for losses on trade accounts receivables	340	183
Provisions for (realization of) losses on inventory	29	(219)
Other	1	(13)
Cash provided (used) by changes in assets and liabilities (net of effects of the consolidation of a variable interest entity - Note 9):
Trade accounts receivable	(13,398)	(11,992)
Inventories	-	5,131
Supplies, prepaid items and other	(380)	660
Accounts payable	2,705	(2,694)
Accrued and other noncurrent liabilities	70	82
Net cash used by operating activities	(3,092)	(3,705)
Cash flows from investing activities:
Capital expenditures	(5,388)	(4,022)
Proceeds from sales of property and equipment	286	81
Net change in restricted cash (Note 9)	(349)	-
Other assets	(392)	313
Net cash used by investing activities	(5,843)	(3,628)
Cash flows from financing activities:
Payments on long-term and other debt	(3,312)	(4,115)
Long-term and other borrowings	178	1,873
Net change in revolving debt facilities	12,094	6,887
Net change in drafts payable	175	99
Net proceeds from issuance of common stock	664	1,601
Net cash provided by financing activities	9,799	6,345
Net increase in cash from variable interest entity (Note 9)	711	-
Net increase (decrease) in cash	1,575	(988)
Cash at beginning of period	3,189	2,091
Cash at end of period	$4,764	$1,103

(See accompanying notes)

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2004 and 2003

Note 1: Basis of Presentation The accompanying Condensed Consolidated Financial Statements include the accounts of LSB Industries, Inc. (the "Company", "We", "Us" or "Our") and its subsidiaries. We are a diversified holding company which is engaged, through our subsidiaries, in the manufacture and sale of a broad range of air handling and heat pump products (the "Climate Control Business") and the manufacture and sale of chemical products (the "Chemical Business"). As discussed in Note 9, for the three months ended June 30, 2004, we included in our Condensed Consolidated Financial Statements the condensed consolidated financial statements of the parent company of a French manufacturer of HVAC equipment as required under FASB Interpretation No. 46. See Note 5 - Segment Information. All material intercompany accounts and transactions have been eliminated.

 In the opinion of management, the unaudited Condensed Consolidated Financial Statements of the Company as of June 30, 2004 and for the six and three-month periods ended June 30, 2004 and 2003 include all adjustments and accruals, consisting only of normal, recurring accrual adjustments, except for the consolidation of the condensed consolidated financial statements of the parent company of a French manufacturer as discussed in Note 9 which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.

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

Note 2: Income Taxes At December 31, 2003 we had regular-tax net operating loss ("NOL") carryforwards of $42.5 million ($22.6 million alternative minimum tax NOLs). Due to NOL carryforwards, no provisions for income taxes were necessary for the six-month periods of 2004 and 2003 except for certain state income taxes for 2004. Due to a valuation allowance on deferred tax assets (principally related to NOL carryforwards), no benefits for income taxes were necessary for the six-month periods of 2004 and 2003.

 Note 3: Net Income (Loss) Per Share Net income (loss) applicable to common stock is computed by adjusting net income (loss) by the amount of preferred stock dividends. Basic income (loss) per common share is based upon net income (loss) applicable to common stock and the weighted average number of common shares outstanding during each period. Diluted income (loss) per share, if applicable, is based on the weighted average number of common shares and dilutive common equivalent shares outstanding, if any, and the assumed conversion of dilutive convertible securities outstanding, if any.

For the six months ended June 30, 2004, our Board of Directors did not declare and we did not pay the regular quarterly dividends of $.8125 on our Series 2 $3.25 Convertible Class C preferred stock. Dividends in arrears at

 LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2004 and 2003

June 30, 2004 was $10.1 million. Also our Board of Directors did not declare and we did not pay the January 1, 2004 regular dividend on our Series B 12% Convertible, Cumulative preferred stock. Dividends in arrears related to the Series B 12% Convertible, Cumulative preferred stock at June 30, 2004, was $1.1 million. In addition, dividends in arrears at June 30, 2004, related to our Series D 6% Cumulative, Convertible Class C preferred stock was $.1 million.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2004 and 2003

The following table sets forth the computation of basic and diluted net income (loss) per share:

(Dollars in thousands, except per share amounts)
Six Months Ended June 30,	Three Months Ended June 30,
2004	2003	2004	2003
Numerator:
Net income	$1,608	$729	$1,726	$2,554
Preferred stock dividend requirements	(1,134)	(1,134)	(567)	(567)
Numerator for basic net income (loss) per share - net income (loss) applicable to common stock	474	(405)	1,159	1,987
Preferred stock dividend requirements on preferred stock assumed to be converted	-	-	-	60
Numerator for diluted net income (loss) per share	$474	$(405)	$1,159	$2,047
Denominator:
Denominator for basic net income (loss) per share - weighted-average shares	12,729,095	12,212,461	12,802,708	12,432,201
Effect of dilutive securities:
Employee stock options	1,520,872	-	1,413,247	1,307,490
Warrants	648,440	-	650,110	605,286
Convertible preferred stock	292,960	-	292,660	961,246
Convertible note payable	4,000	-	4,000	4,000
Dilutive potential common shares	2,466,272	-	2,360,017	2,878,022
Denominator for diluted net income (loss) per share - adjusted weighted-average shares and assumed conversions	15,195,367	12,212,461	15,162,725	15,310,223
Basic net income (loss) per share	$.04	$(.03)	$.09	$.16
Diluted net income (loss) per share	$.03	$(.03)	$.08	$.13

The following shares of securities were not included in the computation of diluted net income (loss) per share as their effect would have been antidilutive:
Six Months Ended June 30,	Three Months Ended June 30,
2004	2003	2004	2003
Employee stock options	-	442,000	-	117,500
Warrants	-	651,835	-	-
Convertible preferred stock	3,347,931	3,643,261	3,347,931	2,681,265
Convertible note payable	-	4,000	-	-
	3,347,931	4,741,096	3,347,931	2,798,765

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2004 and 2003

Note 4: Stockholders' Equity The table below provides detail (in thousands) of activity in the stockholders' equity accounts for the six months ended June 30, 2004:
Common Stock Shares	Non-Redeemable Preferred Stock	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock-Preferred	Treasury Stock-Common	Total
Balance at December 31, 2003		15,820	$34,427	$1,582	$56,223	$(1,570)	$(68,713)	$(200)	$(16,068)	$5,681
Net income							1,608			1,608
Foreign currency translation adjustment (Note 9)						(390)				(390)
Reclassification to operations						145				145
Total comprehensive income										1,363
Exercise of stock options		519		52	995				(383)	664
Conversion of 30 shares of redeemable preferred stock to common stock		1			3					3
Balance at June 30, 2004	(1)	16,340	$34,427	$1,634	$57,221	$(1,815)	$(67,105)	$(200)	$(16,451)	$7,711
  Includes 3,321,607 shares of the Company's Common Stock held in treasury. Excluding the 3,321,607 shares held in treasury, the outstanding shares of the Company's Common Stock at June 30, 2004 were 13,018,798.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2004 and 2003

Note 4: Stockholders' Equity (continued)

Stock Options

 As of June 30, 2004, we have several Qualified and Non-Qualified Stock Option Plans. We account for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based compensation cost is reflected in net income for the six and three months ended June 30, 2004 and 2003 and no options were granted under those plans during these periods.

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
Six Months Ended June 30,	Three Months Ended June 30,
2004	2003	2004	2003
(In thousands)
Net income (loss) applicable to common stock, as reported	$474	$(405)	$1,159	$1,987
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(117)	(257)	(58)	(105)
Pro forma net income (loss) applicable to common stock	$357	$(662)	$1,101	$1,882
Net income (loss) per share:
Basic-as reported	$.04	$(.03)	$.09	$.16
Basic-pro forma	$.03	$(.05)	$.09	$.15
Diluted-as reported	$.03	$(.03)	$.08	$.13
Diluted-pro forma	$.02	$(.05)	$.07	$.13

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2004 and 2003

Note 5: Segment Information
Six Months Ended June 30,	Three Months Ended June 30,
2004	2003	2004	2003
(In thousands)
Net sales:
Climate Control (1)	$69,982	$58,637	$38,433	$31,085
Chemical	115,099	100,546	63,853	57,820
Other	2,825	2,303	1,828	1,071
	$187,906	$161,486	$104,114	$89,976
Gross profit: (2)
Climate Control (1)	$21,920	$18,218	$11,686	$9,875
Chemical	4,735	4,073	4,337	3,378
Other	800	808	471	379
	$27,455	$23,099	$16,494	$13,632
Operating profit (loss): (3)
Climate Control (1)	$7,035	$6,281	$3,337	$4,008
Chemical (4)	2,239	(112)	2,230	1,278
	9,274	6,169	5,567	5,286
General corporate expenses and other business operations, net (5)	(4,366)	(2,595)	(2,379)	(1,312)
Interest expense	(2,760)	(2,845)	(1,462)	(1,420)
Income before provision for income taxes and cumulative effect of accounting change	$2,148	$729	$1,726	$2,554

Certain reclassifications have been made in our segment information for 2003 to conform to our segment information presentation for 2004.

(1) As discussed in Note 9, effective March 31, 2004, we were required to consolidate the parent company of a French manufacturer ("MultiClima") of HVAC equipment. Therefore the operating results include net sales of $3.8 million, gross profit of $.8 million and an operating loss of $.6 million relating to MultiClima (after all material intercompany transactions have been eliminated) for the six and three months ended June 30, 2004.

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

(4) During the first quarter of 2004, we recognized a gain of $1.8 million (which is classified as other income in the accompanying condensed consolidated statement of income) from the sale of certain assets purchased in 2003.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2004 and 2003

(5) During the second quarter of 2004, we incurred professional fees and other costs aggregating $1 million relating to a proposed unregistered offering of Senior Secured Notes which was terminated in June 2004.

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

 1. Water Matters

 Discharge Water Issues

The El Dorado Facility has received its revised NPDES water discharge permit from the state of Arkansas. During 2004, we entered into a settlement agreement with the state of Arkansas that provided, in part, for effluent limits which EDC believed were acceptable. The ADEQ issued a revised draft of an NPDES water discharge permit pursuant to the terms of the settlement agreement. Although there was an appeal to the NPDES permit, the appeal was resolved and the final revised NPDES water discharge permit, issued in conformity with the appeal resolution, became effective on June 1, 2004.

We believe that the revised NPDES permit, as issued, will require additional expenditures, estimated to be approximately $3 to $4 million, which would be expended over the next three years, plus reimbursement to the City of El Dorado, Arkansas ("City") for certain costs incurred to build the pipeline as discussed below. This estimate assumes that the City of El Dorado, Arkansas builds its own discharge pipeline to a nearby river and we are permitted to tie our pipeline into the City's pipeline. We do not have any reliable

 LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2004 and 2003

estimates of the cost of an alternative solution in the event that the pipeline is not ultimately built by the City.

In order to release EDC's discharge water, it will be necessary to utilize a pipeline to be built by the City of El Dorado, Arkansas. We recently became aware that the City will require us to pay for our pro-rata portion of pipeline engineering and construction costs as those costs are incurred. We had earlier believed that these costs would be included in the monthly pipeline usage fee we would pay to the City after the pipeline became operational. It is anticipated that EDC will be required to pay approximately $1.6 million over the next three years of the City's engineering and construction costs to build the pipeline.

In addition, a Consent Administrative Order ("CAO") recognizes the presence of nitrate contamination in the shallow groundwater at the El Dorado Facility. A new CAO will be executed to address the shallow groundwater contamination, which will include an evaluation of the current conditions and remediation based upon a risk assessment. The final remedy for shallow groundwater contamination, should any remediation be required, will be selected pursuant to the new CAO and based upon the risk assessment. There are no known users of this shallow groundwater in the area, and preliminary risk assessments have not identified any public health risk that would require additional remediation. No reserve has been established because the extent of the remediation effort, if any, is not presently known nor estimable.

Drainage of Pond at El Dorado Facility and Investigation

In response to a maintenance emergency and to prevent an uncontrolled release, the equalization pond located at the El Dorado Facility was drained to accommodate repairs to an underground discharge pipe in September 2001. Although, no adverse environmental conditions were noted at the time of discharge, the sustained discharge was out of compliance with the mass effluent limits contained in the facility's permit. EDC's environmental compliance manager determined that proper procedure would be to notify the state of Arkansas in the month end report. The state disagreed and took the position that they should have been notified immediately. EDC and the state of Arkansas have agreed to a Consent Administrative Order to settle any civil penalty claims relating to this discharge event whereby EDC paid a $50,000 civil penalty and has funded $50,000 on supplemental environmental projects.

In January 2002, the U.S. Attorney for the Western District of Arkansas opened an investigation as a result of the drainage of the pond. EDC and two EDC employees received letters during April 2002, from the United States Attorney's office in Fort Smith, Arkansas indicating that a criminal charge could be brought against EDC and the two employees as a result of the draining of the equalization pond. Because of a recusal by the U.S. Attorney, the investigation is being handled by the U.S. Department of Justice, and EDC received a grand jury subpoena in April 2004, regarding documents relating to discharge water disposal and the drainage of the pond. EDC has complied with the subpoena and complied with supplemental requests for documents from the U.S. Environmental Protection Agency. The Company denies that EDC intended to violate environmental laws giving rise to the drainage of the pond in amounts that exceeded EDC's NPDES permit, and the Company believes that the event giving rise to the exceedance was accidental and it was impossible to prevent the discharge from the pond. Counsel for EDC in this matter has advised the Company that, in their opinion, it is likely that the matter will be resolved

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2004 and 2003

on favorable terms to EDC, but because of the potential criminal nature of this investigation, it is not possible to estimate the range of potential loss upon resolution of this matter.

2. Air Matters

 EDC and the ADEQ have entered into a consent administrative order ("Air CAO") to resolve certain alleged violations of EDC's air permit. The Air CAO requires EDC to establish a system to monitor air quality at the perimeter of the El Dorado Facility and to submit revised testing protocols for demonstrating compliance at the various emission sources. The Air CAO also requires EDC to install within 90 days of its effective date a continuous air monitoring system, which is estimated to cost not less than $90,000. The Air CAO has been published for public comment and is anticipated to be effective in the near term.

EDC and the ADEQ have entered into a consent administrative order resolving any possible regulatory violations associated with EDC's sulfuric acid plant providing for the implementation of additional emission controls at that plant. The ultimate cost of any technology changes required cannot presently be determined, but is believed to cost between $1.5 million to $3 million. The implementation of the technological change and related expenditures will be made over the next 3 to 6 years.

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

In connection with the sale of substantially all of the operating assets of Slurry and UTeC, both subsidiaries within our Chemical Business, in December 2002, UTeC leased the Hallowell Facility to the buyer under a triple net long-term lease agreement. However, Slurry retained the obligation to be responsible for, and perform the activities under, the Slurry Consent Order. In addition, certain of our subsidiaries agreed to indemnify the buyer of such assets for these environmental matters. Slurry has placed the prior owners of the Hallowell Facility on notice of their responsibility for contribution towards the costs to investigate and remediate this site. Representatives of a prior owner have recently agreed to pay for one-half of the costs of the investigation on an interim, non-binding basis. At June 30, 2004, a reserve of $290,000 has been established for our share of the estimated investigation and remediation costs. However, these estimates may be revised in the near term based on the results of our investigation and remediation.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2004 and 2003

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

Property Damage Lawsuit

In January 2003, the owners of 283 acres of property adjacent to the El Dorado Facility filed suit against EDC alleging property damage and punitive damages and requesting an injunction to prohibit EDC from utilizing its discharge water treatment system that discharged into a creek which passes through plaintiffs property. The lawsuit is pending in the United States District Court, Western District of Arkansas, El Dorado Division. The El Dorado Facility utilizes a discharge water treatment system which discharges into a creek which passes through the plaintiff's property pursuant to a permit issued by the state of Arkansas. The plaintiffs contend that these permitted discharges into the creek are an unauthorized trespass, have damaged their property, have resulted in fish kills in the creek, and that leakage from EDC's two holding ponds has contaminated the shallow groundwater on the plaintiffs' property. Plaintiffs are pursuing claims under theories of negligence, trespass and nuisance, and are claiming actual and punitive damages as well as injunctive relief. The court denied plaintiffs' request for an injunction. The plaintiffs are alleging that their property has diminished in value by $275,000 as a result of EDC's discharges. EDC's Discharge Water contains elevated levels of ammonia and nitrogen. However, monitoring wells around its treatment ponds indicate little, if any, impact on the shallow groundwater. We have put our insurance carrier on notice of this claim. Under the policy, we have a $500,000 deductible. No reserve has been established in connection with this matter.

B.  Other Pending or Threatened Litigation

1. Climate Control Business

 A lawsuit was filed in August 2002, against Trison Construction, Inc. ("Trison"), a subsidiary within our Climate Control Business, in the District Court, State of Oklahoma, Pontotoc County, in the case styled Trade Mechanical Contractors, Inc., et. al. v. Trison Construction, Inc. In this lawsuit, the plaintiff alleges that Trison, a subsidiary of the Company, breached its contract with the plaintiff by delaying contract performance and refusal of payment, and that the actions by Trison damaged the plaintiff. The plaintiff alleges that Trison owes it approximately $231,000, inclusive of overhead, cost and profit; approximately $94,000 in extended overhead and expenses and lost profits of an unspecified amount. Trison has asserted a counterclaim against the plaintiff for recovery of its costs and attorneys fees associated with the defense of this case and approximately $306,000 in damages due to plaintiff's breach of contract.

In June 2004, Johnson Controls, Inc. ("JCI") filed a formal demand for arbitration with the American Arbitration Association against Trison. JCI is alleging that it has sustained damages of approximately $1.7 million as a result of alleged defects in Trison's work in connection with a facility

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2004 and 2003

located in Ada, Oklahoma. JCI also made demand under Trison's performance bond. Trison is presently preparing its formal response and intends to vigorously defend this matter.

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

2. Chemical Business

 Cherokee Nitrogen, Inc. ("Cherokee"), a subsidiary within our Chemical Business, has been sued for an undisclosed amount of monies based on claims that the subsidiary breached an agreement by overcharging the plaintiff for ammonium nitrate as a result of inflated prices for natural gas used to manufacture the ammonium nitrate. The suit is pending in Alabama state court and styled Nelson Brothers, LLC v. Cherokee Nitrogen v. Dynegy Marketing. Cherokee has filed a third party complaint against Dynegy, Inc. and a subsidiary asserting that Dynegy was the party responsible for fraudulently causing artificial natural gas prices to exist and seeking an undisclosed amount from Dynegy, including any amounts which may be recovered by the plaintiff. Dynegy has filed a counterclaim against Cherokee for monies allegedly owed on account, which is alleged by Dynegy to be $600,000. Although there is no assurance, counsel for Cherokee has advised the company that, at this time, they believe that there is a good likelihood that Cherokee will recover monies from Dynegy over and above any monies which may be recovered by the plaintiff or owed to Dynegy.

3. Other

Zeller Pension Plan

In February 2000, the Company's Board of Directors authorized management to proceed with the sale of the automotive business, since the automotive business was no longer a "core business" of the Company. In May 2000, the Company sold substantially all of its assets in its automotive business. After the authorization by the board, but prior to the sale, the automotive business purchased the assets and assumed certain liabilities of Zeller Corporation ("Zeller"). The liabilities of Zeller assumed by the automotive business included Zeller's pension plan, which is not a multi-employer pension plan. In June 2003, the principal owner ("Owner") of the buyer of the automotive business was contacted by a representative of the Pension Benefit Guaranty Corporation ("PBGC") regarding the plan. The Owner has been informed by the PBGC of a possible underfunding of the plan and a possible takeover of the plan by the PBGC. The Owner has notified the Company of these events. The Company has also been contacted by the PBGC and has been

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2004 and 2003

advised that the alleged under funding is approximately $.6 million. The Company has been advised by ERISA counsel that based upon, numerous representations made by the Company and the assumption that the trier of fact determining the Company's obligations with respect to the plan would find that:  we disposed, in May 4, 2000, of interest in the automotive business including the Zeller assets and business pursuant to a bona fide purchase agreement under the terms of which the purchaser assumed all obligations with respect to the operation, including funding of the Zeller plan, the purpose of the sale of the automotive business did not include an attempt to evade liability for funding the Zeller plan, at the time we disposed of our interest in the automotive business, the Zeller plan was adequately funded, on an ongoing basis and all required contributions had been made, and the Zeller plan did not terminate at anytime that any member of the Company's controlled group of entities was a contribution sponsor to the Zeller plan, that the possibility of an unfavorable outcome to us in a lawsuit if the PBGC attempts to hold us liable for the underfunding of the Zeller plan is remote.

We are also involved in various other claims and legal actions which in the opinion of management, after consultation with legal counsel, if determined adversely to us, would not have a material effect on our business, financial condition or results of operations.

 Note 7: Long-Term Debt Our wholly-owned subsidiary ThermaChime, Inc., ("ThermaClime") (formerly ClimaChem, Inc.) and its subsidiaries are parties to a $50 million credit facility (the "Working Capital Revolver Loan") that matures in April 2005. Outstanding borrowings under the Working Capital Revolver Loan were $35.9 million as of June 30, 2004 ($24 million at December 31, 2003). At June 30, 2004, the amount available for additional borrowing under the Working Capital Revolver Loan was $8.3 million, based on eligible collateral. The Working Capital Revolver Loan accrues interest at a base rate (generally equivalent to the prime rate) plus 2% or LIBOR plus 4.5%. The effective rate at June 30, 2004 was 6.25%.

The Working Capital Revolver Loan, as amended, requires ThermaClime to maintain quarterly earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined, for ThermaClime and its Climate Control Business on a trailing twelve-month basis. ThermaClime and its Climate Control Business's EBITDA for the twelve-month period ended June 30, 2004 was in excess of the required amounts. For the fiscal quarter ending March 31, 2005, the EBITDA requirement shall be determined based on ThermaClime's forecasted financial statements, however, if ThermaClime and the provider of the Working Capital Revolver Loan can not reach an agreement, the EBITDA requirement for ThermaClime shall not be less than $15 million. The Working Capital Revolver Loan also requires ThermaClime to achieve an annual fixed charge coverage ratio and limits capital expenditures, as defined, measured quarterly on a trailing twelve-month basis. The Working Capital Revolver Loan requires that ThermaClime's excess availability, as defined, equal an amount not less than $.5 million. It also requires ThermaClime's excess availability, as defined, equal an amount not less than $1.5 million on the date of the periodic interest payments due on its 10-3/4% Senior Unsecured Notes due 2007 (discussed below) and interest due on certain debt issued pursuant to a financing arrangement entered into in May 2002 (discussed below). The Working Capital Revolver Loan also contains covenants that, among other things, limit the borrowers' ability to: (a) incur additional indebtedness, (b) incur liens, (c) make restricted payments or loans to affiliates who are not borrowers, (d) engage in mergers, consolidations or other forms of recapitalization, (e) dispose of assets, or (f) repurchase ThermaClime's 10-3/4% Senior Unsecured Notes. The Working Capital Revolver

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2004 and 2003

Loan also requires all collections on accounts receivable be made through a bank account in the name of the lender or their agent.

In order to fund the repurchase of Senior Unsecured Notes at a substantial discount to the face value in 2002, ThermaClime entered into a financing agreement ("Financing Agreement") with certain lenders ("Lenders").

Pursuant to the terms of the Financing Agreement, the Lenders loaned $35 million to ThermaClime (the "Loans"). In December 2002, ThermaClime prepaid $3.3 million of the Loans plus related accrued interest. The Loans mature on June 30, 2005, and bear interest at 10 1/2% per annum, payable quarterly. Additional interest of 5 1/2% is payable either at maturity or upon prepayment.

The financing transaction was accounted for as a debt restructuring in May 2002 and the implied gain relating to this transaction was deferred and all of the interest payments associated with the Loans was recognized in long-term debt. All future interest payments on the Loans will be charged against the debt balance presently accrued on the balance sheet. At June 30, 2004, the carrying amount of long-term debt owed the Lenders is $41.3 million which includes $9.6 million interest due on the Loans through maturity (of which $4 million has been earned) all of which is included in current portion of long-term debt.

The Financing Agreement, as amended, requires ThermaClime to maintain quarterly EBITDA, as defined, for ThermaClime and its Climate Control Business on a trailing twelve-month basis. ThermaClime and its Climate Control Business's EBITDA, as defined, for the twelve-month period ended June 30, 2004 was in excess of the required amounts. For the fiscal quarter ending March 31, 2005, the EBITDA requirement shall be determined based on ThermaClime's forecasted financial statements, however, if ThermaClime and the Lenders can not reach an agreement, the EBITDA requirement shall not be less than $15 million. For remaining quarters ending after June 30, 2004, if ThermaClime fails to maintain EBITDA, as defined, on a trailing twelve-month basis of at least $12 million (a "Trigger Event"), then within 210 days of the end of such quarter, ThermaClime shall pay the Lenders an amount equal to 33.3% ($10.6 million as of June 30, 2004) of then outstanding principal of the Loans plus interest. However, if ThermaClime maintains EBITDA on a trailing twelve-month basis of at least $12 million as of the end of each of the two quarters immediately following the Trigger Event, then within 210 days of such Trigger Event, ThermaClime shall pay the Lenders an amount equal to 10% ($3.2 million as of June 30, 2004) of then outstanding principal of the Loans plus interest.

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

In 1997, ThermaClime completed the sale of its 10-3/4% Senior Unsecured Notes due 2007 (the "Notes"). The Notes bear interest at an annual rate of 10-3/4% payable semiannually in arrears on June 1 and December 1 of each year. The

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2004 and 2003

Notes are senior unsecured obligations of ThermaClime and rank equal in right of payment to all existing and future senior unsecured indebtedness of ThermaClime and its subsidiaries. The Notes are effectively subordinated to all existing and future secured indebtedness of ThermaClime. The outstanding principal balance of the Notes due was $18.3 million at June 30, 2004.

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
Six Months Ended June 30, 2004 and 2003

Set forth below is consolidating financial information of ThermaClime's
Guarantor Subsidiaries, the Non-Guarantor Subsidiaries, and ThermaClime.

Note 7: Long-Term Debt (continued)

ThermaClime, Inc. Condensed Consolidating Balance Sheet As of June 30, 2004 (In thousands)
Combined Guarantor Subsidiaries	Consolidated Non- Guarantor Subsidiaries	ThermaClime, Inc. Parent)	Eliminations	Consolidated
Assets
Current assets:
Cash	$513	$1,428	$17		$1,958
Trade accounts receivable, net	42,676	4,250	17		46,943
Inventories	25,883	261	-		26,144
Supplies and prepaid items	3,957	617	1,262		5,836
Deferred income taxes	-	-	5,470		5,470
Total current assets	73,029	6,556	6,766		86,351
Property, plant and equipment, net	65,063	2,427	55		67,545
Investment in and advances to affiliates	-	-	101,490	$(101,490)	-
Receivable from Parent	-	13,723	-	(13,723)	-
Other assets, net	5,576	28	946		6,550
	$143,668	$22,734	$109,257	$(115,213)	$160,446

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$19,288	$2,561	$401		$22,250
Accrued liabilities	11,353	8,643	1,613		21,609
Due to LSB and affiliates	-	-	663		663
Current portion of long-term debt	3,234	353	75,173		78,760
Total current liabilities	33,875	11,557	77,850		123,282
Long-term debt	3,438	1,030	18,300		22,768
Deferred income taxes	-	-	2,190		2,190
Other noncurrent liabilities	2,191	523	-		2,714
Payable to Parent	57,893	-	-	$(57,893)	-
Stockholders' equity:
Common stock	66	1	1	(67)	1
Capital in excess of par value	78,194	-	12,652	(78,194)	12,652
Accumulated other comprehensive loss	-	(1,425)	-		(1,425)
Due from LSB and affiliates	-	-	(3,143)		(3,143)
Retained earnings (accumulated deficit)	(31,989)	11,048	1,407	20,941	1,407
Total stockholders' equity	46,271	9,624	10,917	(57,320)	9,492
	$143,668	$22,734	$109,257	$(115,213)	$160,446

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2004 and 2003

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

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2004 and 2003

Note 7: Long-Term Debt (continued)
ThermaClime, Inc. Condensed Consolidating Statement of Operations Six Months Ended June 30, 2004 (In thousands)
Combined Guarantor Subsidiaries	Consolidated Non- Guarantor Subsidiaries	ThermaClime, Inc. (Parent)	Eliminations	Consolidated

Net sales	$158,359	$22,930			$181,289
Cost of sales	135,654	20,914	$394		156,962
Gross profit (loss)	22,705	2,016	(394)		24,327
Selling, general and administrative	19,341	207	1,824	$(4)	21,368
Operating income (loss)	3,364	1,809	(2,218)	4	2,959
Other income (expense):
Interest and other income (expense), net	481	(104)	5,271	(5,262)	386
Interest expense	(5,465)	(16)	(1,992)	5,258	(2,215)
Income (loss) before equity in earnings of subsidiaries and benefit (provision) for income taxes	(1,620)	1,689	1,061	-	1,130
Equity in earnings of subsidiaries	-	-	43	(43)	-
Benefit (provision) for income taxes	632	(658)	(381)		(407)
Net income (loss)	$(988)	$1,031	$723	$(43)	$723

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2004 and 2003

Note 7: Long-Term Debt (continued)
ThermaClime, Inc. Condensed Consolidating Statement of Operations Six Months Ended June 30, 2003 (In thousands)
Combined Guarantor Subsidiaries	Consolidated Non- Guarantor Subsidiaries	ThermaClime, Inc. (Parent)	Eliminations	Consolidated

Net sales	$139,541	$19,643			$159,184
Cost of sales	120,116	17,753	$401	$(2)	138,268
Gross profit (loss)	19,425	1,890	(401)	2	20,916
Selling, general and administrative	17,712	219	950	(4)	18,877
Operating income (loss)	1,713	1,671	(1,351)	6	2,039
Other income (expense):
Interest and other income (expense), net	320	(88)	5,941	(5,230)	943
Interest expense	(5,429)	(22)	(2,364)	5,224	(2,591)
Income (loss) before equity in losses of subsidiaries and benefit (provision) for income taxes	(3,396)	1,561	2,226	-	391
Equity in losses of subsidiaries	-	-	(1,120)	1,120	-
Benefit (provision) for income taxes	1,324	(609)	(865)		(150)
Net income (loss)	$(2,072)	$952	$241	$1,120	$241

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2004 and 2003

Note 7: Long-Term Debt (continued)
ThermaClime, Inc. Condensed Consolidating Statement of Income Three Months Ended June 30, 2004 (In thousands)
Combined Guarantor Subsidiaries	Consolidated Non- Guarantor Subsidiaries	ThermaClime, Inc. (Parent)	Eliminations	Consolidated

Net sales	$86,924	$11,570			$98,494
Cost of sales	73,249	10,534	$169		83,952
Gross profit (loss)	13,675	1,036	(169)		14,542
Selling, general and administrative	10,022	105	1,345	$(2)	11,470
Operating income (loss)	3,653	931	(1,514)	2	3,072
Other income (expense):
Interest and other income (expense), net	337	(15)	2,741	(2,718)	345
Interest expense	(2,843)	(8)	(1,054)	2,716	(1,189)
Income before equity in earnings of subsidiaries and provision for income taxes	1,147	908	173	-	2,228
Equity in earnings of subsidiaries	-	-	1,254	(1,254)	-
Provision for income taxes	(447)	(354)	(6)		(807)
Net income	$700	$554	$1,421	$(1,254)	$1,421

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2004 and 2003

Note 7: Long-Term Debt (continued)
ThermaClime, Inc. Condensed Consolidating Statement of Income Three Months Ended June 30, 2003 (In thousands)
Combined Guarantor Subsidiaries	Consolidated Non- Guarantor Subsidiaries	ThermaClime, Inc. (Parent)	Eliminations	Consolidated

Net sales	$78,815	$10,091			$88,906
Cost of sales	66,889	9,195	$196	$(1)	76,279
Gross profit (loss)	11,926	896	(196)	1	12,627
Selling, general and administrative	8,935	107	596	(2)	9,636
Operating income (loss)	2,991	789	(792)	3	2,991
Other income (expense):
Interest and other income (expense), net	144	(14)	3,059	(2,691)	498
Interest expense	(2,798)	(11)	(1,262)	2,688	(1,383)
Income before equity in earnings of subsidiaries and benefit (provision) for income taxes	337	764	1,005	-	2,106
Equity in earnings of subsidiaries	-		672	(672)	-
Benefit (provision) for income taxes	(131)	(298)	(321)		(750)
Net income	$206	$466	$1,356	$(672)	$1,356

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2004 and 2003

Note 7: Long-Term Debt (continued)
ThermaClime, Inc. Condensed Consolidating Statement of Cash Flows Six Months Ended June 30, 2004 (In thousands)
Combined Guarantor Subsidiaries	Consolidated Non- Guarantor Subsidiaries	ThermaClime, Inc. (Parent)	Eliminations	Consolidated
Cash flows provided (used) by operating activities	$(10,655)	$2,746	$2,459	$(5,450)
Cash flows from investing activities:
Capital expenditures	(4,662)	(617)	-	(5,279)
Proceeds from sales of property and equipment	218	-	-	218
Other assets	(360)	4	1	(355)
Net cash provided (used) by investing activities	(4,804)	(613)	1	(5,416)
Cash flows from financing activities:
Payments on long-term debt	(406)	(176)	(1,817)	(2,399)
Net change in revolving debt	1,087	-	10,826	11,913
Net change in due to/from LSB and affiliates	-	-	390	390
Advances to/from affiliates	15,083	(529)	(14,554)	-
Net cash provided (used) by financing activities	15,764	(705)	(5,155)	9,904
Net increase (decrease) in cash from all activities	305	1,428	(2,695)	(962)
Cash at the beginning of period	208	-	2,712	2,920
Cash at the end of period	$513	$1,428	$17	$1,958

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2004 and 2003

Note 7: Long-Term Debt (continued)
ThermaClime, Inc. Condensed Consolidating Statement of Cash Flows Six Months Ended June 30, 2003 (In thousands)
Combined Guarantor Subsidiaries	Consolidated Non- Guarantor Subsidiaries	ThermaClime, Inc. (Parent)	Eliminations	Consolidated
Cash flows provided (used) by operating activities	$(10,724)	$3,089	$3,036	$(4,599)
Cash flows from investing activities:
Capital expenditures	(3,577)	(83)	(88)	(3,748)
Proceeds from sales of property and equipment	81	-	-	81
Other assets	(102)	-	85	(17)
Net cash used by investing activities	(3,598)	(83)	(3)	(3,684)
Cash flows from financing activities:
Payments on long-term debt	(251)	(177)	(1,746)	(2,174)
Long-term and other borrowings	-	-	800	800
Net change in revolving debt	1,315	-	5,633	6,948
Net change in due to/from LSB and affiliates	-	-	1,640	1,640
Advances to/from affiliates	12,930	(2,647)	(10,283)	-
Net cash provided (used) by financing activities	13,994	(2,824)	(3,956)	7,214
Net increase (decrease) in cash from all activities	(328)	182	(923)	(1,069)
Cash at the beginning of period	410	-	950	1,360
Cash at the end of period	$82	$182	$27	$291

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2004 and 2003

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

The carrying amount of the product warranty obligation is as follows:

Six Months Ended June 30,	Three Months Ended June 30,
2004	2003	2004	2003
(In thousands)
Balance at beginning of period	$1,693	$1,922	$1,722	$1,895
Add: Charged to costs and expenses	941	469	562	256
Deduct: Costs incurred	(691)	(355)	(341)	(115)
Balance at end of period	$1,943	$2,036	$1,943	$2,036

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

Prior to 2003, we, through our subsidiaries, entered into loan agreements where we loaned funds to the parent company of MultiClima, S.A. ("MultiClima") a French manufacturer of HVAC equipment, whose product line is compatible with our Climate Control Business. Under the loan agreements, one of our subsidiaries has the option, which expires June 15, 2005 to exchange its rights under the loan agreements for 100% of the borrower's outstanding common stock. This subsidiary also obtained a security interest in the stock of MultiClima to secure its loans. At December 31, 2003 the outstanding notes receivable balance, net of reserve, was $2.6 million which was included in other assets in the accompanying condensed consolidated balance sheet. As of the date of this report, we have not exercised our option. Based on our assessment of the parent

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2004 and 2003

company and MultiClima in relation to FIN 46, as revised, we were required to consolidate this entity effective March 31, 2004 because we believe the entity lacks sufficient equity to absorb expected losses and we bear the majority of the risk of loss of this entity. The condensed consolidated assets and liabilities of the parent company of MultiClima as of June 30, 2004 which are included in the accompanying condensed consolidated balance sheet (after all material intercompany accounts have been eliminated) are as follows:

June 30, 2004
(In thousands)
Restricted cash	$349
Accounts receivable, net	2,643
Inventories	2,509
Total current assets	$5,501
Property, plant and equipment, net	$1,271
Other assets, net	321
Total noncurrent assets	$1,592
Total assets	$7,093
Accounts payable	$3,438
Accrued liabilities	1,921
Current portion of long-term debt	464
Total current liabilities	$5,823
Long-term debt	$203
Total liabilities	$6,026

For the three months ended June 30, 2004, the parent company of MultiClima had consolidated net sales of $3.8 million and a net loss of $.6 million (after all material intercompany transactions have been eliminated) which are included in the accompanying condensed consolidated statements of income.

As a result of consolidating the consolidated assets and liabilities of the parent company of MultiClima, at March 31, 2004 we recorded a cumulative effect of accounting change of $.5 million primarily relating to the elimination of embedded profit included in the cost of inventory which was purchased from MultiClima by certain of our subsidiaries.

The consolidated assets and liabilities of this foreign operation, where the functional currency is the local currency, are translated into U.S. dollars at the exchange rate at June 30, 2004. The revenues, costs and expenses are translated at the weighted average exchange rate for the period. The resulting foreign currency translation adjustments of $.4 million are included in accumulated other comprehensive loss.

 The creditors of MultiClima have lack of recourse to the general credit of the Company and its subsidiaries.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2004 and 2003

Note 10: Liquidity and Management's Plan We depend on credit agreements and our ability to obtain funds from our subsidiaries in order to pay our obligations. Our Summit Machine Tool Manufacturing Corp. subsidiary (not a subsidiary of ThermaClime) finances its working capital requirements through borrowings under a credit facility (the "Summit Facility") with a different lender than ThermaClime's lender. The Summit Facility provides a revolving line of credit of $1 million and has a maturity date of July 1, 2006.

Our wholly-owned subsidiary, ThermaClime, owns substantially all of our core businesses. Historically, ThermaClime's primary cash needs have been for operating expenses, working capital and capital expenditures. ThermaClime depends on credit agreements, internally generated cash flows, and secured equipment financing in order to fund operations and pay obligations.

Sources of cash flow for the first six months of 2004, in addition to operating activities, consisted of $12.1 million of net borrowings from our working capital revolvers and $.7 million in proceeds from the issuance of common stock relating to the exercise of stock options.

Uses of cash for the first six months of 2004 included $3.1 million from operating activities relating primarily to increases in accounts receivable resulting from increased sales during the second quarter by our Climate Control and Chemical businesses, $5.4 million for capital expenditures primarily in the Chemical Business and $3.3 million for scheduled debt payments.

ThermaClime's ability to maintain an adequate amount of borrowing availability under its existing working capital revolver depends on its ability to comply with the terms and conditions of such agreement, the lender's commitment to making the facility available to us and cash flow from operations, investing activities and required debt service.

As discussed in Note 7, ThermaClime is restricted under its credit agreements as to the funds that it may transfer to LSB and its affiliates. This limitation does not prohibit payment of amounts due under a Services Agreement, Management Agreement and a Tax Sharing Agreement. As of June 30, 2004, ThermaClime had cash and working capital availability of $10.3 million while non-ThermaClime entities had cash and working capital availability of $2.8 million.

Based on our current forecasts for the second half of 2004, we anticipate that we will have adequate cash in the last six months of 2004 from internal cash flows and financing sources to enable us to satisfy our cash requirements during that period. Certain key initiatives and assumptions in connection with this forecast include (a) building on our successful Climate Control Business with an emphasis on our energy-saving geothermal product line, an upturn in the hospitality and lodging industry and improving our operating results in our start-up businesses, (b) controlling our costs through negotiated cost reductions and improved productivity (c) continuing to move our Chemical Business toward cost-plus type arrangements with customers to minimize the risk of raw material price volatility, (d) maximizing the production from our existing plants to minimize the effect of unabsorbed fixed operating costs, (e) taking advantage of opportunities in the market presented by the closure of certain nitrogen plants that previously moved product into our markets, and (f) limiting capital

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2004 and 2003

expenditures to only those projects essential to the execution of our business plan, or those with potentially high return on investment that can be financed. Due to the volatility of our Chemical Business, we have historically experienced new revisions to our forecast on a frequent basis during the course of a year. As a result, our actual results may be significantly different than our forecast which could have a material adverse impact on our liquidity and future operating results.

The volatility of our Chemical Business is due, in part, to significant price fluctuations of our Chemical Business' primary raw material feedstocks (anhydrous ammonia and natural gas), which are commodities, and are purchased at prices in effect at time of purchase. From time to time, our Chemical Business enters into purchase contracts based upon NYMEX futures prices to lock in future natural gas prices. In numerous instances, our Chemical Business is not able to pass on to its customers increased cost of the raw material feedstocks as part of the sales price of our Chemical Business products. Currently, approximately 37% of the sales of the Chemical Business, primarily agricultural nitrogen products, are sold at the spot market price in effect at the time of shipment. The spot market sales price does not always provide for a full recovery of raw material costs incurred. As a result, our Chemical Business is pursuing a strategy of developing industrial customers that purchase substantial quantities of products pursuant to contracts and/or formulas that provide for the pass through of raw material costs. Currently, sales prices for approximately 63% of the sales of the Chemical Business are based upon sales pricing formulas which provide for a pass through of variable costs plus certain fixed costs and plus a profit margin. We are striving to enter into similar arrangements with additional customers in the future. These cost-plus arrangements help to reduce the exposure to volatile raw material costs.

The recent problem with profitability in the agricultural market has been an imbalance of supply and demand. For a number of years, the production capacity for prilled ammonium nitrate, coupled with imported products, has exceeded the demand, resulting in low selling prices compared to the cost of production. This oversupply in the market of agricultural nitrogen products of the kind we produce has resulted in an inability to pass through the full natural gas and ammonia cost increases when they occur. We believe that in 2004 there will be some improvement in this imbalance condition; however, the first six months of 2004 included two events that had a major impact on the prilled nitrogen fertilizer market. Imported products, which the industry expected would approximate 2003 levels, were approximately 250,000 tons more than 2003. This increased product on the market had a negative effect on selling prices during the first six months of 2004. We believe that most of this product has now worked itself through the marketplace. The other event that had a major impact was a wet spring that worsened in our primary marketing area, the southern tier of the United States, where record or new record rainfall totals in the month of June 2004 severely impacted sales. Despite these events, we believe that much of the lost prilled nitrogen fertilizer sales can be made up in the second half of 2004, due to the shut down of several nitrogen-based competitors in recent periods, international nitrogen prices currently being much higher than this time a year ago, along with higher ocean freight and now stable imports as the market has achieved a reduction in the oversupply of product relative to demand.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2004 and 2003

On an ongoing basis, we evaluate the product lines of the operations of our chemical plants for profitability consistent with our goal to minimize the negative impact that changing prices of natural gas and anhydrous ammonia have on our sales and operating results. Our plan for 2004 anticipates that the industrial-grade products that are sold pursuant to long-term cost-plus agreements will continue in 2004 at or about the same volume levels as in 2003. We expect that the 2004 production levels for nitrogen products sold as fertilizers into the agricultural markets, as expressed in units, will approximate the 2003 production levels. The sales prices per unit will be higher due to correspondingly higher unit sales prices in the market. However, due to the volatility of sales prices and the costs of our Chemical Business' primary raw materials (anhydrous ammonia and natural gas), it is doubtful that the sales of nitrogen products sold as fertilizer into the agricultural markets will be profitable in the second half of 2004.

Our Chemical Business has historically required significant investment to fund capital expenditures, while our Climate Control Business has been much less capital intensive. We believe we have approximately $3.3 million of committed capital expenditures related to our Chemical Business for the remainder of 2004 which includes $2.8 million relating to operations, and $.5 million for environmental compliance. Other capital expenditures are believed to be discretionary and are dependent upon an adequate amount of liquidity and/or obtaining acceptable funding.

With the Discharge Water permit for the El Dorado Facility becoming effective, we currently expect to incur capital expenditures of approximately $3 to $4 million over the next three years to construct a new water treatment and discharge facility plus reimbursement to the City of El Dorado, Arkansas ("City") for our pro-rata portion of engineering and construction costs of $1.6 million. This amount assumes that the City will build a new discharge pipeline in which EDC can tie into. If the City does not build the pipeline, our cost to construct the new water treatment and discharge facility will be substantially higher. We are continuing to review the design and configurations of treatment and discharge facilities to address the permitting issues.

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

ThermaClime finances it working capital requirements through borrowings under a Working Capital Revolver Loan that matures in April 2005. As of June 30, 2004, outstanding borrowings under our Working Capital Revolver Loan were $35.9 million and borrowing availability of an additional $8.3 million based on eligible collateral. The Working Capital Revolver Loan requires that ThermaClime and its Climate Control Business meet certain financial covenants. We have the ability to set our financial covenants under our lending agreements with our lender on an annual basis each January. In setting these covenants, we provide the lenders with a forecast that we believe to be a conservative estimate of our operating results for the coming year. For 2004, we have established mutually agreeable limits that we believe are within our ability to achieve.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2004 and 2003

The required EBITDA amounts for each quarterly measurement date in 2004 are $13.8 million for the trailing twelve months ending September 30, 2004 and increase to $15 million for the year ending December 31, 2004. The trailing twelve-months EBITDA requirement for the Climate Control Business is fixed at $10 million for all 2004 quarterly measurement dates. The EBITDA requirements were set at amounts based upon our forecasts which are presently considered by us to be achievable. See above discussion as to volatility of our forecasts.

As previously discussed, the Working Capital Revolver Loan matures April 2005. We have had preliminary renewal discussions with representatives of the lender and they have indicated an interest in renewing the Working Capital Revolver Loan on or prior to the April 2005 maturity date. If the Working Capital Revolver Loan indebtedness is not refinanced, or is not refinanced on a timely basis, and ThermaClime is not able to find alternative sources of working capital, a significant curtailment of operations could occur.

ThermaClime's customers remit payments on their accounts directly to the working capital lender under a lock-box arrangement, and the lender applies such payments to reduce the debt outstanding under the Working Capital Revolver Loan. ThermaClime may request additional borrowings under the Working Capital Revolver Loan; however, one of several conditions (as determined by the lender) precedent to additional borrowings is that no "material adverse change" (as defined in the Working Capital Revolver Loan agreement) shall have occurred. This provision in the Working Capital Revolver Loan agreement may allow the lender to terminate additional borrowings by ThermaClime and effectively accelerate the scheduled maturity of the debt under conditions that may not be objectively determinable (the "Subjective Acceleration Clause"). We do not anticipate that the lender will invoke the Subjective Acceleration Clause.

In the event ThermaClime does not remain in compliance with the covenants and/or the lender exercises its rights under the Subjective Acceleration Clause in the Working Capital Revolver Loan, thus terminating additional borrowings, ThermaClime would have no immediate borrowing availability. In that event, ThermaClime would be required to obtain working capital financing from other sources for its remaining businesses. If a new lender arrangement was not available to fund obligations as they become due, a significant curtailment of operations could occur. In that event, if the proceeds from sales of remaining inventories and collections of accounts receivable of the businesses involved did not provide sufficient funds, ThermaClime could be required to sell other key assets. There are no assurances that we would be successful in replacing, on a timely basis, the Working Capital Revolver Loan needed to fund ThermaClime's remaining operations.

ThermaClime entered into a Financing Agreement that requires ThermaClime and its Climate Control Business meet certain financial covenants. Under the Financing Agreement, ThermaClime borrowed $35 million, secured by certain assets of ThermalClime with its subsidiaries. For quarters ending after June 30, 2004, ThermaClime is required to maintain EBITDA on a trailing twelve-month basis of at least $12 million to prevent a triggering event ("Trigger Event"). ThermaClime does not expect that a Trigger Event will occur in 2004.

As previously discussed, the Financing Agreement matures June 30, 2005. We have agreed to a term sheet with a new lender to provide $50 million term financing, to our subsidiary, ThermaClime, subject to numerous condition precedents, including, but not limited to, the lender's completion of its due diligence and execution of definitive agreements. If the new term loan is completed, the net proceeds will be used, among other things, to repay the Financing Agreement and for general working capital.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2004 and 2003

Although we believe that we will be able to replace the Financing Agreement indebtedness on favorable terms and conditions prior to June 30, 2005, there are no assurances that we will be able to do so. Payment of the Financing Agreement on or prior to its maturity date is subject to us obtaining new loan financing or, if we are not able to obtain the new loan financing, the lenders under the Financing Agreement agreeing to extend the maturity date for an extended period.

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

During 2004, ThermaClime initiated an offering to sell senior secured notes in which the proceeds were to be used to repay a substantial amount of ThermaClime's indebtedness maturing in 2005, including the indebtedness under the Financing Agreement. At the end of the second quarter of 2004, ThermaClime terminated the proposed offering due to unfavorable market conditions at the time. The costs of the discontinued offering of approximately $1 million are included in the Company's results of operations for the six months and three months ended June 30, 2004.

Due to previous operating losses and limited borrowing ability under the credit facility then in effect, we discontinued payment of cash dividends on Common Stock for periods subsequent to January 1, 1999, until the Board of Directors determines otherwise. Although dividends on all of our outstanding series of preferred stock are payable if and when declared by the Board of Directors, the terms of each outstanding series of preferred stock provide that dividends are cumulative, except for the redeemable non-cumulative convertible preferred stock. As of June 30, 2004, there is approximately $11.3 million of accrued and unpaid dividends on our outstanding preferred stocks. We do not anticipate having funds available to pay dividends on our stock for the foreseeable future.

The spring agricultural season typically runs through June and consequently the Company's borrowing under the Working Capital Revolver Loan at the end of June is at its seasonal high. Borrowings at June 30, 2004 were $35.9 million. Subsequently, the net borrowing is forecasted to decrease until the fourth quarter of 2004. Borrowing is expected to increase in the fourth quarter of 2004 as a result of funding the approximate $10 million lease payment in December 2004 related to the Baytown Facility. This forecast is based upon information currently available. The current outlook is subject to changes in economic conditions as well as market pricing of our products and costs of the various raw materials consumed. See above discussion to volatility of our forecasts.

Longer-term liquidity is dependent upon new financing being available prior to maturity of the Working Capital Revolver Loan and the Financing Agreement.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2004 and 2003

We continue to actively market our chemical plant located in Pryor, Oklahoma. We do not currently have a contract for the sale of this plant. If this plant is sold, we intend to use the proceeds from the sale to reduce debt.

As discussed in Note 9, effective March 31, 2004, FIN 46 required us to include the consolidated balance sheet of the foreign parent company, which we have an option to acquire for a minimal amount, of MultiClima, a French air-conditioning and heating manufacturing company, in our consolidated financial statements and requires us to include the consolidated results of operations of the parent company of MultiClima in our consolidated financial statements from April 1, 2004 forward. Accordingly, our net income for the six months and three months ended June 30, 2004 includes losses of approximately $1.1 million (including a cumulative effect of accounting change of $.5 million) and $.6 million, respectively, resulting from the consolidation of the parent company of MultiClima. We believe that results of operations for the balance of 2004 for the parent company of MultiClima and the consolidation of those results with our historical reportable results of operations, in accordance with the provisions of FIN 46, will have a negative impact on our reportable operating results.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with our June 30, 2004 Condensed Consolidated Financial Statements.

Certain statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" may be deemed forward-looking statements. See "Special Note Regarding Forward-Looking Statements".

 Overview

General

 We are a diversified holding company and, as a result, depend on credit agreements and our ability to obtain funds from our subsidiaries in order to pay our obligations. Our wholly-owned subsidiary, ThermaClime, Inc., through its subsidiaries, owns substantially all of our core businesses consisting of the Climate Control and Chemical Businesses. Historically, ThermaClime's primary cash needs have been for operating expenses, working capital and capital expenditures. ThermaClime and its subsidiaries depend on credit agreements, internally generated cash flows, and secured equipment financing in order to fund operations and pay obligations.

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

During 2003, the Climate Control Business' profitability was reduced by start-up costs and losses of certain new product lines and adversely impacted by the reduced demand for hydronic fan coils caused by a slowdown in major construction projects and deferral of major renovations. In 2004, the emphasis will be to increase the sales of these start-up operations, getting them past the start-up mode and into an operating profit in 2005. In addition, order levels for hydronic fan coils are consistent with turnaround in construction industry forecasts which predicted that new hotel construction starts and renovation would increase during 2004.

The Climate Control Business' objectives include the continued emphasis on increasing the sales and operating margins of existing products and on new product development.

The Chemical Business is primarily a nitrogen business. The volatility of our Chemical Business due, in part, to significant price fluctuations of our Chemical Business' primary raw material feedstocks (anhydrous ammonia and natural gas), which are commodities and are purchased at prices in effect at time of purchase. From time to time, our Chemical Business enters into purchase contracts based upon NYMEX futures prices to lock in future gas prices. The cost of the raw material feedstock is usually decoupled from the sales price of the Company's products. The spot prices of agricultural nitrogen products generally begin to drop as more production is pushed into the market.

A problem with profitability in the spot price market has been an imbalance of supply and demand. For a number of years, the production capacity for prilled ammonium nitrate coupled with imported products has exceeded the demand, resulting in low selling prices compared to the cost of production. We believe that with the shut down of several nitrogen-based competitors in recent periods, with international nitrogen prices currently being much higher than this time a year ago, along with higher ocean freight and now stable imports, the market has achieved a reduction in the oversupply of product relative to demand, and based upon these conditions, we are expecting stronger sales prices in the last six months of 2004 due to the improved supply/demand balance.

Due to the uncertainty of the spot sales price, our Chemical Business has pursued a strategy of developing industrial customers that purchase substantial quantities of products pursuant to contracts and/or formulas that provide for the full pass through of costs, subject to reasonable performance obligations on our part, plus a profit margin.

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

ThermaClime's operations are largely dependent upon a positive cash flow from operations and borrowing availability under its working capital revolver. Cash flow and liquidity will continue to be managed very carefully. We have begun the process of renegotiating the working capital revolver which matures in April 2005 and the Financing Agreement which matures in June 2005. We have maintained compliance with all loan covenants and expect to continue to do so.

Effective March 31, 2004, FIN 46 required us to include the consolidated balance sheet of the foreign parent company, which we have an option to acquire for a minimal amount, of MultiClima, a French air-conditioning and heating manufacturing company, in our consolidated financial statements and requires us to include the consolidated results of operations of the parent company of MultiClima in our consolidated financial statements from April 1, 2004 forward. Accordingly, our net income for the six months and three months ended June 30, 2004 includes losses of approximately $1.1 million (including a cumulative effect of accounting change of $.5 million) and $.6 million, respectively, resulting from the consolidation of the parent company of MultiClima. We believe that results of operations for the balance of 2004 for the parent company of MultiClima and the consolidation of those results with our historical reportable results of operations, in accordance with the provisions of FIN 46, will have a negative impact on our reportable operating results.

 Liquidity and Capital Resources

 As discussed above, we depend on credit agreements and our ability to obtain funds from our subsidiaries in order to pay our obligations. Our Summit Machine Tool Manufacturing Corp. subsidiary (not a subsidiary of ThermaClime) finances its working capital requirements through borrowings under a credit facility (the "Summit Facility") with a different lender than ThermaClime's lender. The Summit Facility provides a revolving line of credit of $1 million and has a maturity date of July 1, 2006.

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

As of June 30, 2004, ThermaClime had cash and working capital availability of $10.3, million while non-ThermaClime entities had cash and working capital availability of $2.8 million.

Based on our current forecasts for 2004, we anticipate that we will have adequate cash in the last six months of 2004 from internal cash flows and financing sources to enable us to satisfy our cash requirements during that period. Certain key initiatives and assumptions in connection with this forecast include:

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

Due to the volatility of our Chemical Business, we have historically experienced new revisions to our forecast on a frequent basis during the course of a year. As a result, our actual results may be significantly different than our forecast which could have a material adverse impact on our liquidity and future operating results.

The Climate Control Business has significant market share in its niche of the United States commercial and residential HVAC business. Climate Control's two primary product lines are hydronic fan coils and water source heat pumps. The Climate Control Business has historically generated consistent profits and cash flow although their profitability was lower in 2003 due to the impact of reduced demand for hydronic fan coils nationally. Sales of hydronic fan coils represented approximately 40%, 38% and 37% of the Climate Control Business' revenues in 2003 and for the six and three months ended June 30, 2004, respectively, caused by a slowdown in major construction projects and deferral of major renovations attributed to events of September 11, 2001. Order levels for hydronic fan coils are consistent with turnaround in Construction industry forecasts which predicted that new hotel construction starts and renovation would increase during 2004. The water source heat pump product line, which represented 51%, 54% and 57% of Climate Control's revenues in 2003 and for the six and three months ended June 30, 2004, respectively, experienced a 5% growth in calendar year 2003, 16% growth in the first six months of 2004. A recent addition to the product offering is the large custom air handling product line. Included in Climate Control's operating results are certain start-up operations and/or services that have adversely affected operating results in recent periods. We believe that we have significantly strengthened the sales and marketing infrastructure of these start-up operations during the last two years and expect future growth in sales and earnings.

The volatility of our Chemical Business is due, in part, to significant price fluctuations of our Chemical Business' primary raw material feedstocks (anhydrous ammonia and natural gas), which are commodities, and are purchased at prices in effect at time of purchase. From time to time, our Chemical Business enters into purchase contracts based upon NYMEX futures prices to lock in future natural gas prices. In numerous instances, our Chemical Business is not able to pass on to its customers increased cost of the raw material feedstocks as part of the sales price of our Chemical Business products. Currently, approximately 37% of the sales of the Chemical Business, primarily agricultural nitrogen products, are sold at the spot market price in effect at the time of shipment. The spot market sales price does not always provide for a full recovery of raw material costs incurred. As a result, our Chemical Business is pursuing a strategy of developing industrial customers that purchase substantial quantities of products pursuant to contracts and/or formulas that provide for the pass through of raw material costs. Currently, sales prices for approximately 63% of the sales of the Chemical Business are based upon sales pricing formulas which provide for a pass through of variable costs plus certain fixed costs and plus a profit margin. We are striving to enter into similar arrangements with additional customers in the future. These cost-plus arrangements help to reduce the exposure to volatile raw material costs."

The recent problem with profitability in the agricultural market has been an imbalance of supply and demand. For a number of years, the production capacity for prilled ammonium nitrate, coupled with imported products, has exceeded the demand, resulting in low selling prices compared to the cost of production. This oversupply in the market of agricultural nitrogen products of the kind we produce has resulted in an inability to pass through the full natural gas and ammonia cost increases when they occur. We believe that in 2004 there will be some improvement in this imbalance condition; however, the first six months of 2004 included two events that had a major impact on the prilled nitrogen fertilizer market. Imported products, which the industry expected would approximate 2003 levels, were approximately 250,000 tons more than 2003. This increased product on the market had a negative effect on selling prices during the first six months of 2004. We believe that most of this product has now worked itself through the marketplace. The other event that had a major impact was a wet spring that worsened in our primary marketing area, the southern tier of the United States, where record or new record rainfall totals in the month of June 2004 severely impacted sales. Despite these events, we believe that much of the lost prilled nitrogen fertilizer sales can be made up in the second half of 2004, due to the shut down of several nitrogen-based competitors in recent periods, international nitrogen prices currently being much higher than this time a year ago, along with higher ocean freight and now stable imports as the market has achieved a reduction in the oversupply of product relative to demand.

On an ongoing basis, we evaluate the product lines of the operations of our chemical plants for profitability consistent with our goal to minimize the negative impact that changing prices of natural gas and anhydrous ammonia have on our sales and operating results. Our plan for 2004 anticipates that the industrial-grade products that are sold pursuant to long-term cost-plus agreements will continue in 2004 at or about the same volume levels as in 2003. We expect that the 2004 production levels for nitrogen products sold as fertilizers into the agricultural markets, as expressed in units, will approximate the 2003 production levels. The sales prices per unit will be higher due to correspondingly higher unit sales prices in the market. However, due to the volatility of sales prices and the costs of our Chemical Business' primary raw materials (anhydrous ammonia and natural gas), it is doubtful that the sales of nitrogen products sold as fertilizer into the agricultural markets will be profitable in the second half of 2004.

Effective January 20, 2004, the Chemical Business and its ammonia supplier entered into a new supply agreement whereby the supplier will sell to the Chemical Business' El Dorado Facility all of its ammonia requirements through December 31, 2004.

Our Chemical Business has historically required significant investment to fund capital expenditures, while our Climate Control Business has been much less capital intensive. We believe we have approximately $3.3 million of committed capital expenditures related to our Chemical Business for the remainder of 2004 which includes $2.8 million relating to operations, and $.5 million for environmental compliance. Other capital expenditures are believed to be discretionary and are dependent upon an adequate amount of liquidity and/or obtaining acceptable funding.

With the Discharge Water permit for the El Dorado Facility becoming effective, we currently expect to incur capital expenditures of approximately $3 to $4 million over the next three years to construct a new water treatment and discharge facility plus reimbursement to the City of El Dorado, Arkansas ("City") for our pro-rata portion of engineering and construction costs of $1.6 million. This amount assumes that the City will build a new discharge pipeline in which EDC can tie into. If the City does not build the pipeline, our cost to construct the new water treatment and discharge facility will be substantially higher. We are continuing to review the design and configurations of treatment and discharge facilities to address the permitting issues.

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

The spring agricultural season typically runs through June and consequently the Company's borrowing under the Working Capital Revolver Loan at the end of June is at its seasonal high. Borrowings at June 30, 2004 were $35.9 million. Subsequently, the net borrowing is forecasted to decrease until the fourth quarter of 2004. Borrowing is expected to increase in the fourth quarter of 2004 as a result of funding the approximate $10 million lease payment in December 2004 related to the Baytown Facility. This forecast is based upon information currently available. See above discussion as to volatility of our forecasts. The current outlook is subject to changes in economic conditions as well as market pricing of our products and costs of the various raw materials consumed.

As previously discussed, the Working Capital Revolver Loan matures April 2005. We have had preliminary renewal discussions with representatives of the lender and they have indicated an interest in renewing the Working Capital Revolver Loan on or prior to the April 2005 maturity date. We believe that the Working Capital Revolver Loan will be refinanced on terms and conditions no more restrictive than the terms and conditions in the current Working Capital Revolver Loan. If the Working Capital Revolver Loan indebtedness is not refinanced, or is not refinanced on a timely basis, and ThermaClime is not able to find alternative sources of working capital, a significant curtailment of operations could occur.

As previously discussed, the Financing Agreement matures June 30, 2005. We have agreed to a term sheet with a new lender to provide $50 million term financing, to our subsidiary, ThermaClime, subject to numerous condition precedents, including, but not limited to, the lender's completion of its due diligence and execution of definitive agreements. If the new term loan is completed, the net proceeds will be used, among other things, to repay the Financing Agreement and for general working capital.  Although we believe that we will be able to replace the Financing Agreement indebtedness on favorable terms and conditions prior to June 30, 2005, there are no assurances that we will be able to do so. Payment of the Financing Agreement on or prior to its maturity date is subject to us obtaining new loan financing or, if we are not able to obtain the new loan financing, the lenders under the Financing Agreement agreeing to extend the maturity date for an extended period.

During 2004, ThermaClime initiated an offering to sell its senior secured notes in which the new proceeds were to be used to repay a substantial amount of ThermaClime's indebtedness maturing in 2005, including the indebtedness under the Financing Agreement. At the end of the second quarter of 2004, ThermaClime terminated the proposed offering due to unfavorable market conditions at the time. The costs of the discontinued offering of approximately $1 million are included in the Company's results of operations for the six months and three months ended June 30, 2004.

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

Receivables and Credit Risk - Our sales to contractors and independent sales representatives are generally subject to a mechanics lien in the Climate Control Business. Our other sales are generally unsecured. Credit is extended to customers based on an evaluation of the customer's financial condition and other factors. Credit losses are provided for in the financial statements based on historical experience and periodic assessment of outstanding accounts receivable, particularly those accounts which are past due (determined based upon how recently payments have been received). Our periodic assessment of accounts and credit loss provisions are based on our best estimate of amounts that are not recoverable. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising our customer bases and their dispersion across many different industries and geographic areas. At June 30, 2004 and December 31, 2003, our trade accounts receivable were net of allowance for doubtful accounts of $3.7 million and $3.2 million, respectively.

Inventory Valuations - Inventories are priced at the lower of cost or market, with cost being determined using the first-in, first-out basis, except for certain heat pump products which are carried at the lower of cost or market, with cost being determined using the last-in, first-out basis. The carrying value of certain nitrogen-based inventories produced by our Chemical Business was reduced to the market price. At June 30, 2004 and December 31, 2003, the difference between current cost and the market price was $.7 million and $.6 million, respectively.

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

Environmental and Regulatory Compliance - The Chemical Business is subject to specific federal and state regulatory and environmental compliance laws and guidelines. We have developed policies and procedures related to environmental and regulatory compliance. We must continually monitor whether we have maintained compliance with such laws and regulations and the operating implications, if any, and amount of penalties, fines and assessments that may result from noncompliance. In April 2004, the Arkansas Department of Environmental Quality ("ADEQ") issued a final revised NPDES water discharge permit relating to the El Dorado Facility and its various site modification projects currently underway and other projects acceptable to the ADEQ. We currently estimate that the site modification projects will cost approximately $3 - $4 million plus reimbursement to the City of El Dorado, Arkansas ("City") for our pro-rata portion of engineering and construction costs of $1.6 million, assuming the City builds its own discharge pipeline to a nearby river and we are permitted to tie our pipeline into the City's pipeline. We do not have any reliable estimates of the cost of an alternative solution in the event that the pipeline is not ultimately built by the City.

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

 Income Tax Accruals - Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes, and the amounts used for income tax purposes. Valuation allowances are provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. We are able to realize deferred tax assets up to an amount equal to the future reversals of existing taxable temporary differences. The taxable temporary differences will turn around in the loss carry forward period as the differences reverse. Other differences will turn around as the assets are realized or liabilities are paid in the normal course of business. At June 30, 2004 and December 31, 2003, our deferred tax assets were net of a valuation allowance of approximately $28 million. (See Note 2 of Notes to Condensed Consolidated Financial Statements).

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

Seasonality

We believe that the only seasonal products are fertilizer and related chemical products sold by our Chemical Business to the agricultural industry. The selling seasons for those products are primarily during the spring and fall planting seasons, which typically extend from March through June and from September through November in the geographical markets in which the majority of our agricultural products are distributed. As a result, our Chemical Business increases its inventory of ammonium nitrate prior to the beginning of each planting season. In addition, the amount and timing of sales to the agricultural markets depend upon weather conditions and other circumstances beyond our control.

RESULTS OF OPERATIONS

 Six months ended June 30, 2004 vs. Six months ended June 30, 2003.

 Net Sales

 Net sales for the six-month period ended June 30, 2004 were $187.9 million compared to $161.5 million for the same period in 2003 or an increase of $26.4 million. This increase includes increased sales in our Chemical Business of $14.6 million reflecting, in part, the increased cost of the raw material feedstock (anhydrous ammonia) resulting in higher sales prices. Sales prices increased overall by 9% compared to the second six months of 2003 while volume of tons sold increased 7%. Our Climate Control sales increased $11.3 million due largely to increased demand for our heat pump products, continued growth in certain start-up operations and services and the net sales of MultiClima for 2004 as previously discussed in this Management's Discussion and Analysis.

Gross Profit

Gross profit was $27.5 million or 14.6% as a percentage of net sales for the six months ended June 30, 2004, compared to $23.1 million or 14.3% for the six-month period ended June 30, 2003. The increase in gross profit was primarily the result of increased sales in our Climate Control Business as discussed above.

Selling, General and Administrative Expenses

 Selling, general and administrative ("SG&A") expenses were $25.3 million for the first six months of 2004 compared to $20.4 million for the same period in 2003. The increase is due primarily to professional fees incurred relating to a proposed unregistered offering of Senior Secured Notes which was terminated during the second quarter of 2004 as discussed in Liquidity and Capital Resources, expenses relating to certain start-up operations, expenses relating to MultiClima as previously discussed in this Management's Discussion and Analysis and increased shipping and handling costs in the Climate Control Business due to higher sales.

Other Income

Other income for the six-month period ended June 30, 2004 includes a gain of $2.1 million from the sales of certain assets purchased in 2003.

Cumulative Effect of Accounting Change

Effective March 31, 2004, we included in our condensed consolidated balance sheet the consolidated assets and liabilities of the parent company of MultiClima as required under FIN 46 (See Note 9 of Notes to Condensed Consolidated Financial Statements). As a result, we recorded a cumulative effect of accounting change of $.5 million primarily relating to the elimination of embedded profit included in the cost of inventory which was purchased from MultiClima by certain of our subsidiaries.

Three months ended June 30, 2004 vs. Three months ended June 30, 2003.

 Net Sales

 Net sales for the three-month period ended June 30, 2004 were $104.1 million compared to $90 million for the same period in 2003 or an increase of $14.1 million. Our Climate Control sales increased $7.3 million due largely to increased demand for our heat pump products, continued growth in certain start-up operations and services and the net sales of MultiClima for 2004 as discussed in Note 9 of Notes to Condensed Consolidated Financial Statements. This increase also includes increased sales in our Chemical Business of $6 million. Volume of tons sold increased by 8% compared to the second quarter of 2003 while overall sales prices increased 4%.

Gross Profit

Gross profit was $16.5 million or 15.8% as a percentage of net sales for the three months ended June 30, 2004, compared to $13.6 million or 15.2% for the three-month period ended June 30, 2003. The increase in gross profit was the result of increased sales in our Climate Control and Chemical Businesses as discussed above.

Selling, General and Administrative Expenses

 Selling, general and administrative ("SG&A") expenses were $14.2 million for the second quarter ended June 30, 2004 compared to $10.4 million for the same period in 2003. The increase is due primarily to professional fees incurred relating to a proposed unregistered offering of Senior Secured Notes which was terminated during the second quarter of 2004 as discussed in Liquidity and Capital Resources, expenses relating to MultiClima as discussed in Note 9 of Notes to Condensed Consolidated Financial Statements, increased shipping and handling costs (due to higher sales) and expenses relating to certain start up operations in the Climate Control Business.

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

Net cash used by operating activities for the six months ended June 30, 2004 was $3.1 million resulting primarily from operating cash flow and net cash used from the increase in accounts receivable partially offset by an increase in accounts payable. The increase in accounts receivable is due primarily to improved sales during the second quarter of 2004 compared to the fourth quarter of 2003 of chemical and climate control products including MultiClima as discussed in Note 9 of Notes to Condensed Consolidated Financial Statements. See additional discussion concerning the seasonal products of our Chemical Business in Seasonality. The increase in accounts payable is due, in part, to the increased production of climate control products including MultiClima.

Cash Flow From Investing and Financing Activities

Net cash used by investing activities for the six months ended June 30, 2004 included $5.4 million for capital expenditures of which $4.9 million is for the benefit of our Chemical Business.

Net cash provided by financing activities included a net increase in revolving debt of $12.1 million and net proceeds from issuance of common stock of $.7 million relating to the exercise of stock options offset, in part, by payments on long-term and other debt of $3.3 million.

 Off-Balance Sheet Arrangements

 We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

Aggregate Contractual Obligations

 In the operation of our businesses, we enter into contracts, leases and borrowing arrangements. In connection with a series of agreements with Bayer Corporation ("Bayer"), under which we are to supply nitric acid with a provision for pass through of production costs subject to certain performance obligations on our part, a subsidiary of ThermaClime entered into a 10 year lease ("Baytown Lease") in June 1999 that requires minimum future net lease rentals of approximately $47.5 million at June 30, 2004. The lease payments are includable costs in these agreements. These lease rentals are made monthly on a straight-line basis over the term of the agreements, typically with one annual payment representing a majority of the amount due for the year. The annual payment for 2004, approximately $10.3 million due in December 2004, has been considered in evaluating our liquidity. Our ability to perform on this lease commitment is contingent upon Bayer's performance under the related purchase agreement and our liquidity.

As discussed in our Annual Report on Form 10-K for the year ended December 31, 2003, we had certain contractual obligations at December 31, 2003, with various maturity dates, related to the following:

  long-term debt,
  operating leases,
  purchase obligations, and
  other long-term liabilities.

As discussed in "Liquidity and Capital Resources", during the first six months of 2004 and through the date of this report, significant matters concerning our contractual obligations include the following:
  Since the Loans relating to the Financing Agreement mature on June 30, 2005, the carrying amount of $41.3 million which includes $9.6 million interest due on the Loans through maturity (of which $4 million has been earned) is included in current portion of the long-term debt at June 30, 2004.
  The spring agricultural season of our Chemical Business typically runs through June and consequently the Company's borrowing under the Working Capital Revolver Loan at the end of June is at its seasonal high. Borrowings at June 30, 2004 were $35.9 million.

  The revolving line of credit relating to the Summit Facility has been increased from $650,000 to $1,000,000 and the maturity date has been extended from February 2005 to July 2006.

Loan Agreements - Terms and Conditions

 As discussed in "Liquidity and Capital Resources" of this Management's Discussion and Analysis, ThermaClime finances its working capital requirements through borrowings under a Working Capital Revolver Loan that matures in April 2005. As of June 30, 2004, borrowings outstanding were $35.9 million and borrowing availability of an additional $8.3 million based on eligible collateral. The Working Capital Revolver Loan requires that ThermaClime and its Climate Control Business meet certain financial covenants. The required EBITDA amounts for each quarterly measurement date in 2004 are $13.8 million for the trailing twelve months ending September 30, 2004 and escalate to $15 million for the year ending December 31, 2004. The trailing twelve-months EBITDA requirement is fixed at $10 million for the Climate Control Business for all 2004 quarterly measurement dates. The EBITDA requirements were set at amounts based upon our forecasts which are presently considered by management to be achievable.

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

In the event the Company does not remain in compliance with the covenants and/or the lender exercises its rights under the Subjective Acceleration Clause in the Working Capital Revolver Loan, thus terminating additional borrowings, ThermaClime would have no immediate borrowing availability. If a new lender arrangement was not available to fund obligations as they become due, a significant curtailment of operations could occur. In that event, if the proceeds from sales of remaining inventories and collections of accounts receivable of the businesses involved did not provide sufficient funds, ThermaClime could be required to sell other key assets. In addition, ThermaClime would be required to obtain working capital financing from other sources for its remaining businesses. There are no assurances that we would be successful in replacing, on a timely basis, the Working Capital Revolver Loan needed to fund ThermaClime's remaining operations.

As discussed, ThermaClime entered into a Financing Agreement that requires that ThermaClime and its Climate Control Business meet certain financial covenants. For quarters ending after June 30, 2004, ThermaClime is required to maintain EBITDA on a trailing twelve-month basis of at least $12 million to prevent a triggering event ("Trigger Event). ThermaClime does not expect that a Trigger Event will occur in 2004. In addition, since the Loans relating to the Financing Agreement mature June 30, 2005, the carrying amount of $41.3 million which includes $9.6 million interest due on the Loans through maturity (of which $4 million has been earned) is included in current portion of the long-term debt at June 30, 2004. See additional discussion in "Liquidity and Capital Resources."

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

No dividends or other distributions, other than dividends payable in Common Stock, shall be declared or paid, and no purchase, redemption or other acquisition shall be made, by us in connection with any shares of Common Stock until all cumulative and unpaid dividends on the Series 2 Preferred, Series D Preferred and Series B Preferred shall have been paid. As of June 30, 2004, the aggregate amount of unpaid dividends in arrears on our Series 2 Preferred, Series D Preferred and Series B Preferred totaled approximately $10.1 million, $.1 million and $1.1 million, respectively. We do not anticipate having funds available to pay dividends on our stock (Common or Preferred) for the foreseeable future.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

General

 Our results of operations and operating cash flows are impacted by changes in market interest rates and changes in market prices of copper, steel, anhydrous ammonia and natural gas.

Commodity Price Risk

Our Climate Control Business buys substantial quantities of copper and steel for use in manufacturing processes and our Chemical Business buys substantial quantities of anhydrous ammonia and natural gas as feedstocks generally at market prices. Periodically, our Climate Control Business enters into exchange-traded futures for copper and steel and our Chemical Business enters into exchange-traded futures for natural gas, which contracts are generally accounted for on a mark-to-market basis. At June 30, 2004, the only purchase commitments under these contracts were for 500,000 pounds of copper through December 2004 at a weighted average cost of $1.13 per pound ($567,000) and a weighted average market value of $1.18 per pound ($588,000).

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

As of June 30, 2004, our variable rate and fixed rate debt, which aggregated $94.3 million, (excluding the Senior Unsecured Notes), exceeded the debt's fair market value by approximately $4.3 million ($6 million at December 31, 2003). Currently, there is no active market for the Senior Unsecured Notes, therefore the fair value is not determinable; however, the carrying value is $18.3 million.

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

SPECIAL NOTE REGARDING
FORWARD-LOOKING STATEMENTS

Certain statements contained within this report may be deemed "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements in this report other than statements of historical fact are Forward-Looking Statements that are subject to known and unknown risks, uncertainties and other factors which could cause actual results and performance of the Company to differ materially from such statements. The words "believe", "expect", "anticipate", "intend", "will", and similar expressions identify Forward-Looking Statements. Forward-Looking Statements contained herein relate to, among other things, the agricultural products are the only seasonal products,
construction industry forecasts predict that new hotel construction starts and renovation will increase during 2004, similar cost-plus arrangements in 2004,

as it relates to the Chemical Business, we will continue to sell products on a basis whereby the customer accepts the risk of price volatility of anhydrous ammonia and natural gas, running the plants at optimum rates, and where possible, hedge raw materials,

EDC or its employees having a criminal exposure in the equalization pond matter, the anticipated consent order for Slurry will not have a material adverse effect on the Company, the amount of committed capital expenditures related to our Chemical Business, amounts to be spent relating to compliance with federal, state and local environmental laws at the El Dorado Facility including matters relating to the sulfuric acid plant, liquidity and availability of funds,
anticipated financial performance,
adequate cash in 2004 from internal cash flows and financing sources to meet our presently anticipated working capital requirements, adequate resources to meet our obligations as they come due, ability to make planned capital improvements,
amount of and ability to obtain financing for the Discharge Water disposal project, the 2004 production levels for nitrogen products sold as fertilizers will approximate the 2003 production levels, but with higher unit sales prices, the Working Capital Revolver lender will not invoke the Subjective Acceleration Clause, sales volume of industrial-grade products sold pursuant to long-term cost-plus agreements will continue in 2004 at or about the same level as in 2003, a Trigger Event under the Financing Agreement will not occur in 2004, the Air CAO will be effective in the near term,
ThermaClime's forecasts for 2004 for ThermaClime's operating results meeting all required covenant tests for the remaining quarters and the year ending in 2004, maintain compliance with all loan covenants,
management anticipation that other contingent claims and legal actions will result in no substantial adverse impact on our operating results and/or liquidity, the event relating to the drainage of the equalization pond in excess -53- of the NPDES permit was accidental and was impossible to prevent, the final revised permit governing the Discharge Water provides appropriate credits and effluent guidelines that are acceptable to EDC, the amount of additional expenditures required under the final revised Discharge Water permit,
EDC's ability to comply with the terms of the final revised Discharge Water permit due to current liquidity and other information, the amount of additional expenditures relating to the draft Air CAO, the good likelihood that Cherokee will recover monies from Dynegy over and above any monies which may be recovered by the plaintiff or owed to Dynegy,
Climate Control's start-up operations will increase sales and earnings, improvement in the imbalance of supply and demand in the agricultural market which will result in stronger sales prices in the last six months of 2004, the Working Capital Revolver Loan will be refinanced on terms and conditions no more restrictive than its current terms and conditions, the Financing Agreement will be replaced on favorable terms and conditions prior to June 30, 2005, the operating results of the parent company of MultiClima will have a negative impact on our operating results for the balance of 2004, much of the lost sales of agricultural nitrogen products during the first half of 2004 can be made up in the second half of 2004 but is doubtful that it will be profitable, the Climate Control Business' objectives include the continued emphasis on increasing the sales and operating margins of existing products and on new product development, and management utilizing the net borrowing availability under the Working Capital Revolver at a relatively high level during the fourth quarter of 2004.

While we believe the expectations reflected in such Forward-Looking Statements are reasonable, we can give no assurance such expectations will prove to have been correct. There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to, decline in general economic conditions, both domestic and foreign, material reduction in revenues,
material increase in interest rates,
ability to collect in a timely manner a material amount of receivables, increased competitive pressures,
changes in federal, state and local laws and regulations, especially environmental regulations, or in interpretation of such, pending, additional releases (particularly air emissions) into the environment, material increases in equipment, maintenance, operating or labor costs not presently anticipated by us, the requirement to use internally generated funds for purposes not presently anticipated, the inability to secure additional financing for planned capital expenditures, the cost for the purchase of anhydrous ammonia and natural gas, changes in competition,
the loss of any significant customer,
changes in operating strategy or development plans, -54-
inability to fund the working capital and expansion of our businesses, adverse results in any of our pending litigation,
inability to obtain necessary raw materials,
inability to refinance or obtain a replacement for the Working Capital Revolver Loan and Financing Agreement, and
other factors described in "Management's Discussion and Analysis of Financial Condition and Results of Operation" contained in this report.

Given these uncertainties, all parties are cautioned not to place undue reliance on such Forward-Looking Statements. We disclaim any obligation to update any such factors or to publicly announce the results of any revisions to any of the Forward-Looking Statements contained herein to reflect future events or developments.

Report of Independent Registered Public Accounting Firm

The Board of Directors
LSB Industries, Inc.

We have reviewed the condensed consolidated balance sheet of LSB Industries, Inc. as of June 30, 2004, and the related condensed consolidated statements of income for the six-month and three-month periods ended June 30, 2004 and 2003, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2004 and 2003. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of LSB Industries, Inc. as of December 31, 2003, and the related consolidated statements of income, stockholders' equity (deficit), and cash flows for the year then ended [not presented herein], and in our report dated March 22, 2004 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

ERNST & YOUNG LLP
Oklahoma City, Oklahoma
July 30, 2004

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

 There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or to which any of their property is the subject not previously reported in the Company's Form 10-K for year ended December 31, 2003 ("10-K"), and the Company's Form 10-Q for the quarter ended March 31, 2004 ("10-Q"), except as follows:

1. Discharge Water Issues - In the Company's 10-K and 10-Q, it was reported that the Chemical Business' El Dorado Facility was issued by the Arkansas Department of Environmental Quality ("ADEQ") a revised draft of an NPDES water discharge permit pursuant to the terms of a settlement agreement between El Dorado Chemical Company ("EDC") and the ADEQ, which permit would become effective on June 1, 2004 unless an appeal as to the draft permit was filed by May 30, 2004. As reported in the 10-K and 10-Q, an owner of land adjoining the El Dorado Facility filed an appeal to the draft permit requesting affluent limits and conditions more restrictive than those provided in the settlement agreement and draft permit. The appeal was resolved, and a final revised NPDES water discharge permit, issued in conformity with the appeal resolution became effective on June 1, 2004.

2. Drainage of Pond at El Dorado Facility and Investigation - In connection with the drainage of an equalization pond located at the El Dorado Facility, as further discussed in "Note 6 of Notes to Condensed Consolidated Financial Statements" contained elsewhere herein, the Company has previously disclosed in the 10-K and 10-Q that the U.S. Attorney for the Western District of Arkansas ("U.S. Attorney") opened an investigation as a result of the drainage. Because of a recusal by the U.S. Attorney, the investigation is being handled by the U.S. Department of Justice, and EDC received a Grand Jury Subpoena in April 2004, requesting documents relating to waste, wastewater disposal and the drainage of the pond. EDC has complied with the subpoena and complied with supplemental requests for documents from the U.S. Environmental Protection Agency. The Company denies that EDC intended to violate environmental laws giving rise to the drainage of the pond in amounts that exceeded EDC's NPDES permit, and the Company believes that the event giving rise to the exceedance was accidental and it was impossible to prevent the discharge from the pond. Counsel for EDC in this matter has advised the Company that, in the opinion of such counsel, it is likely that the matter will be resolved in favorable terms to EDC, but because of the potential criminal nature of this investigation it is impossible to estimate the range of potential losses upon resolution of this matter.

3. Property Damage Lawsuit - In the lawsuit styled Marty Davis, et al. v. El Dorado Chemical Company, pending in the U.S. District Court, Western District of Arkansas, El Dorado Division, the court denied the plaintiffs' motion for injunctive relief to prohibit EDC from utilizing a waste water treatment system that discharges into a creek which passes through the plaintiffs' property. As a result, the plaintiffs' claims are for monetary damages of appropriately $275,000, which is alleged by the plaintiffs as the diminished value to plaintiffs' property due to EDC actions. EDC is vigorously defending this action.

4. Formal Demand for Arbitration - In June, 2004, Johnson Controls, Inc. ("JCI") filed a formal demand for arbitration with the American Arbitration Association against Trison Construction, Inc. ("TCI"), a subsidiary of the Company. JCI is alleging that it has sustained damages of approximately $1.7 million as a result of alleged defects in Trison's work in connection with a facility located in Ada, Oklahoma. JCI also made demand under Trison's performance bond. Trison is presently preparing its formal response and intends to vigorously defend this matter.

5. Lawsuit Settlement - The lawsuit styled William D. Bishop, Chapter 7 Trustee for Lodestar Energy, Inc., et al. v. El Dorado Chemical Company ("EDC") was settled by EDC for $107,000, subject to approval by the bankruptcy court.

Item 2. Changes in Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchases

The following table includes information relating to purchases of equity securities by the Company and affiliated purchasers, as defined, for the three months ended June 30, 2004.
Period	(a) Total number of shares of common stock purchased	(b) Average price paid per share of common stock	(c) Total number of shares of common stock purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares of common stock that may yet be purchased under the plans or programs
April 1, 2004- April 30, 2004	-	$ -	-	-
May 1, 2004- May 31, 2004	-	$ -	-	-
June 1, 2004- June 30, 2004	50,007	$ 6.97	-	-
Total	50,007	$ 6.97	-	-

Note: The shares of common stock purchased by the Company during the three months ended June 30, 2004 relate to shares received for payment of the exercise price of certain stock options exercised during this period.

 Item 3. Defaults upon Senior Securities

(b) Although dividends on our Series 2 Preferred are payable if and when declared by the Board of Directors, the terms of the Series 2 Preferred provide that dividends are cumulative. Our Board of Directors have not declared and paid dividends on our outstanding Series 2 Preferred since June 1999. The amount of the total arrearage of unpaid dividends on the outstanding Series 2 Preferred is $10.1 million as of June 30, 2004. In addition, we have decided to recommend our Board of Directors not declare the September 15, 2004 dividend payment on our outstanding Series 2 Preferred. If the September 15 dividend on the Series 2 Preferred is not paid, the amount of the total arrearage of unpaid dividends payable on the outstanding Series 2 Preferred will be $10.6 million.

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

At the request of Jayhawk Capital Management, L.L.C., a special meeting was held on March 11, 2002 for the purpose of electing the two additional directors to our Board of Directors. At this special meeting, the holders of the Series 2 Preferred elected two members of our Board of Directors, Dr. Allen Ford and Mr. Grant Donovan, as permitted pursuant to the terms of the Series 2 Preferred. The election of Dr. Ford and Mr. Donovan increased the number of directors from 10 to 12.

Also our Board of Directors did not declare and pay the January 1 regular dividend on our Series B 12% Convertible, Cumulative Preferred Stock ("Series B") since 1999. Dividends in arrears at June 30, 2004, related to the Series B were $1.1 million.

In addition, dividends in arrears related to our Series D 6% Cumulative, Convertible Class C Preferred Stock was $.1 million as of June 30, 2004.

Item 4. Submission of Matters to a Vote of Security Holders

 At the Company's 2004 Annual Meeting of Shareholders held on July 22, 2004, the following nominees to the Board of Directors were elected as directors of the Company:

Name	Number of Shares "For"	Number of Shares "Against" and to "Withhold Authority"	Number of Abstentions and Broker Non-Votes
Jack E. Golsen	12,902,630	174,147	-
Horace G. Rhodes	13,061,906	14,871	-
Charles A. Burtch	13,062,006	14,771	-

Messrs. Golsen, Rhodes and Burtch had been serving on the Board of Directors at the time of the Annual Meeting and were reelected for a term of three years. The following are the directors whose terms of office continued after such Annual Meeting: Raymond B. Ackerman, Robert C. Brown, M.D., Barry H. Golsen, J.D., David R. Goss, Bernard G. Ille, Donald W. Munson, Tony M. Shelby, Grant Donovan and Dr. Allen Ford.

 At the Annual Meeting, Ernst & Young, LLP, Certified Public Accountants, was appointed as independent auditors of the Company for 2004, as follows:

Number of Shares "For"	Number of Shares "Against" and to "Withhold Authority"	Number of Abstentions and Broker Non- Votes
13,074,416	1,940	421

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

(b)   Reports on Form 8-K We filed the following reports on Form 8-K during the quarter ended June 30, 2004:

(i)   Form 8-K, dated April 1, 2004. The item reported was Item 12, "Results of Operations and Financial Condition", discussing the issuance of our earnings release for the quarter and the year ended December 31, 2003.

(ii)  Form 8-K, dated May 11, 2004. The item reported was Item 5, "Other Events and Regulation FD Disclosure", discussing the announcement of ThermaClime's intention to offer up to $90 million of Senior Secured Notes in an unregistered offering.

 (iii) Form 8-K, dated May 14, 2004. The item reported was Item 12, "Results of Operations and Financial Condition", discussing the issuance of our earnings release for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly authorized, to sign this report on its behalf on this 9th day of August 2004.

LSB INDUSTRIES, INC.
By: /s/ Tony M. Shelby
Tony M. Shelby Executive Vice President of Finance (Chief Financial Officer)
By: /s/ Jim D. Jones
Jim D. Jones Senior Vice President, Controller and Treasurer (Principal Accounting Officer)

-61