Form 10-Q
period 2004-10-30
LSB INDUSTRIES INC
filed 2004-11-17
CIK 60714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
[ X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly period ended September 30, 2004
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

The number of shares outstanding of the Registrant's voting Common Stock, as of November 1, 2004 was 13,055,878 shares, excluding 3,321,607 shares held as treasury stock.

 PART I

FINANCIAL INFORMATION

Company or group of companies for which report is filed: LSB Industries, Inc. and all of its subsidiaries.

The accompanying condensed consolidated balance sheet of LSB Industries, Inc. at September 30, 2004, the condensed consolidated statements of income for the nine-month and three-month periods ended September 30, 2004 and 2003, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2004 and 2003 have been subjected to a review, in accordance with the standards of the Public Company Accounting Oversight Board by Ernst & Young LLP, independent auditors, whose report with respect thereto appears elsewhere in this Form 10-Q. The financial statements mentioned above are unaudited. The condensed consolidated balance sheet at December 31, 2003 was derived from audited financial statements as of that date. Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 for an expanded discussion of the Company's financial disclosures and accounting policies.

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Information at September 30, 2004 is unaudited)
(Dollars in thousands)

Item 1.

ASSETS	September 30, 2004	December 31, 2003
Current assets:
Cash	$3,163	$3,189
Trade accounts receivable, net	46,723	35,357
Inventories:
Finished goods	14,898	18,020
Work in process	3,279	1,643
Raw materials	7,976	7,276
Total inventories	26,153	26,939
Supplies, prepaid items and other	9,892	9,225
Total current assets	85,931	74,710
Property, plant and equipment, net	70,352	71,934
Other assets:
Notes receivable, net (Note 9)	-	2,558
Debt issuance costs, net (Note 7)	2,801	934
Other, net	8,113	8,158
	$167,197	$158,294

(Continued on following page)

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Information at September 30, 2004 is unaudited)
(Dollars in thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY	September 30, 2004	December 31, 2003
Current liabilities:
Accounts and drafts payable	$24,227	$22,027
Accrued liabilities:
Customer deposits	1,036	4,576
Deferred rent expense	8,008	3,766
Other	14,407	14,830
Current portion of long-term debt (Note 7):
Working Capital Revolver Loan	23,884	24,027
Accrued interest on Financing Agreement	-	3,384
Other	4,587	4,219
Total current liabilities	76,149	76,829
Long-term debt (Note 7):
Financing Agreement due 2005	-	31,700
Accrued interest on Financing Agreement	-	7,911
Senior Secured Loan	50,000	-
Senior Unsecured Notes	13,300	18,300
Other	12,189	13,734
	75,489	71,645
Other noncurrent liabilities	4,055	4,139
Contingencies (Note 6)
Stockholders' equity:
Series B 12% cumulative, convertible preferred stock, $100 par value; 20,000 shares issued and outstanding; aggregate liquidation preference of $3,140,000 ($2,960,000 in 2003)	2,000	2,000
Series 2 $3.25 convertible, exchangeable Class C preferred stock, $50 stated value; 623,550 shares issued (628,550 in 2003); aggregate liquidation preference of $41,732,000 ($40,547,000 in 2003)	31,177	31,427
Series D 6% cumulative, convertible Class C preferred stock, no par value; 1,000,000 shares issued; aggregate liquidation preference of $1,120,000	1,000	1,000
Common stock, $.10 par value; 75,000,000 shares authorized, 16,371,485 shares issued (15,820,234 in 2003)	1,637	1,582
Capital in excess of par value	57,275	56,223
Accumulated other comprehensive loss	(1,352)	(1,570)
Accumulated deficit	(63,582)	(68,713)
	28,155	21,949
Less treasury stock at cost:
Series 2 Preferred, 5,000 shares	200	200
Common stock, 3,321,607 shares (3,272,426 in 2003)	16,451	16,068
Total stockholders' equity	11,504	5,681
	$167,197	$158,294

(See accompanying notes)

 LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
Nine and Three Months Ended September 30, 2004 and 2003
(In thousands, except per share amounts)

Nine Months	Three Months
2004	2003	2004	2003
Net sales (Note 9)	$280,267	$240,509	$92,361	$79,023
Cost of sales	238,314	203,419	77,863	65,032
Gross profit	41,953	37,090	14,498	13,991
Selling, general and administrative expenses	37,829	30,661	12,495	10,220
Operating income	4,124	6,429	2,003	3,771
Other income (expense):
Other income (Note 5)	3,466	1,399	368	472
Gains on extinguishment of debt (Note 7)	4,400	258	4,400	-
Interest expense	(4,289)	(4,166)	(1,529)	(1,321)
Provision for loss on notes receivable (Note 9)	(1,447)	-	(1,447)	-
Other expense	(583)	(827)	(272)	(558)
Income before provision for income taxes and cumulative effect of accounting change	5,671	3,093	3,523	2,364
Provision for income taxes (Note 2)	4	-	-	-
Income before cumulative effect of accounting change	5,667	3,093	3,523	2,364
Cumulative effect of accounting change (Note 9)	(536)	-	-	-
Net income	$5,131	$3,093	$3,523	$2,364
Net income applicable to common stock (Note 3)	$3,431	$1,393	$2,956	$1,797
Weighted average common shares (Note 3):
Basic	12,829	12,296	13,029	12,464
Diluted	15,922	14,411	18,722	15,306
Income per common share (Note 3):
Basic:
Income before cumulative effect of accounting change	$.31	$.11	$.23	$.14
Cumulative effect of accounting change	(.04)	-	-	-
Net income	$.27	$.11	$.23	$.14
Diluted:
Income before cumulative effect of accounting change	$.26	$.10	$.19	$.12
Cumulative effect of accounting change	(.03)	-	-	-
Net income	$.23	$.10	$.19	$.12

(See accompanying notes)

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
Nine Months Ended September 30, 2004 and 2003
(Dollars in thousands)
2004	2003
Cash flows from operating activities:
Net income	$5,131	$3,093
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change	536	-
Gains on extinguishment of debt	(4,400)	(258)
Gains on sales of property and equipment	(144)	(8)
Provision for (realization of) losses on firm sales commitments	182	(704)
Depreciation of property, plant and equipment	7,715	7,638
Amortization	703	685
Provision for losses on trade accounts receivables	430	165
Provision for (realization of) losses on inventory	127	(695)
Provision for loss on notes receivable	1,447	-
Provision for impairment on long-lived assets	300	470
Net loss of variable interest entity (Note 9)	575	-
Other	-	(13)
Cash provided (used) by changes in assets and liabilities:
Trade accounts receivable	(11,795)	(9,113)
Inventories	659	5,500
Supplies, prepaid items and other	(663)	1,549
Accounts payable	2,019	(2,105)
Accrued and other noncurrent liabilities	47	1,737
Net cash provided by operating activities	2,869	7,941
Cash flows from investing activities:
Capital expenditures	(6,336)	(5,162)
Proceeds from sales of property and equipment	288	81
Net change in restricted cash	-	1,838
Other assets	(391)	(26)
Net cash used by investing activities	(6,439)	(3,269)
Cash flows from financing activities:
Payments on Financing Agreement (Note 7)	(38,531)	(3,375)
Acquisition of 10 3/4% Senior Unsecured Notes (Note 7)	(5,000)	-
Payments on other long-term and other debt	(4,240)	(2,563)
Proceeds from Senior Secured Loan, net of fees (Note 7)	47,708	-
Other long-term and other borrowings	2,666	1,890
Net change in revolving debt facilities	292	(1,638)
Net change in drafts payable	180	20
Net proceeds from issuance of common stock	740	1,680
Purchase of preferred stock	(271)	-
Net cash provided (used) by financing activities	3,544	(3,986)
Net increase (decrease) in cash	(26)	686
Cash at beginning of period	3,189	2,091
Cash at end of period	$3,163	$2,777

(See accompanying notes)

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2004 and 2003

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

In the opinion of management, the unaudited Condensed Consolidated Financial Statements of the Company as of September 30, 2004 and for the nine and three-month periods ended September 30, 2004 and 2003 include all adjustments and accruals, consisting only of normal, recurring accrual adjustments, except for the consolidation of the condensed consolidated statement of operations of the parent company of a French manufacturer and the provision for loss on notes receivable as discussed in Note 9 and the gain on the extinguishment of debt as discussed in Note 7 which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.

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

Note 2: Income Taxes At December 31, 2003 we had regular-tax net operating loss ("NOL") carryforwards of $42.5 million ($22.6 million alternative minimum tax NOLs). Due to NOL carryforwards, no provisions for income taxes were necessary for the nine-month periods of 2004 and 2003 except for certain state income taxes for 2004.

Note 3: Net Income Per Share Net income applicable to common stock is computed by adjusting net income by the amount of preferred stock dividends. Basic income per common share is based upon net income applicable to common stock and the weighted average number of common shares outstanding during each period. Diluted income per share, if applicable, is based on the weighted average number of common shares and dilutive common equivalent shares outstanding, if any, and the assumed conversion of dilutive convertible securities outstanding, if any.

For the nine months ended September 30, 2004 our Board of Directors did not declare and we did not pay the regular quarterly dividends of $.8125 on our Series 2 $3.25 Convertible Class C preferred stock ("Series 2 Preferred"). Also our Board of Directors did not declare and we did not pay the January 1, 2004 regular dividend on our Series B 12% Convertible, Cumulative preferred stock ("Series B Preferred"). As of September 30, 2004 the aggregate amount of unpaid dividends in arrears on our Series 2 Preferred, Series B Preferred and Series D 6% Cumulative, Convertible Class C preferred stock ("Series D Preferred") totaled approximately $10.6 million, $1.1 million and $.1 million, respectively.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2004 and 2003

The following table sets forth the computation of basic and diluted net income per share:

(Dollars in thousands, except per share amounts)
Nine Months Ended September 30,	Three Months Ended September 30,
2004	2003	2004	2003
Numerator:
Net income	$5,131	$3,093	$3,523	$2,364
Preferred stock dividend requirements	(1,700)	(1,700)	(567)	(567)
Numerator for basic net income per share - net income applicable to common stock	3,431	1,393	2,956	1,797
Preferred stock dividend requirements on preferred stock assumed to be converted	180	-	567	60
Numerator for diluted net income per share	$3,611	$1,393	$3,523	$1,857
Denominator:
Denominator for basic net income per share - weighted-average shares	12,829,198	12,296,442	13,029,403	12,464,403
Effect of dilutive securities:
Employee stock options	1,480,013	1,219,302	1,398,294	1,270,944
Warrants	649,371	596,460	651,234	606,070
Convertible preferred stock	959,179	294,720	3,639,317	960,166
Convertible note payable	4,000	4,000	4,000	4,000
Dilutive potential common shares	3,092,563	2,114,482	5,692,845	2,841,180
Denominator for diluted net income per share - adjusted weighted-average shares and assumed conversions	15,921,761	14,410,924	18,722,248	15,305,583
Basic net income per share	$.27	$.11	$.23	$.14
Diluted net income per share	$.23	$.10	$.19	$.12

The following shares of securities were not included in the computation of diluted net income per share as their effect would have been antidilutive:
Nine Months Ended September 30,	Three Months Ended September 30,
2004	2003	2004	2003
Employee stock options	-	333,333	-	116,000
Convertible preferred stock	2,681,187	3,347,931	-	2,681,265
	2,681,187	3,681,264	-	2,797,265

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2004 and 2003

Note 4: Stockholders' Equity The table below provides detail (in thousands) of activity in the stockholders' equity accounts for the nine months ended September 30, 2004:
Common Stock Shares	Non-Redeemable Preferred Stock	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock-Preferred	Treasury Stock-Common	Total
Balance at December 31, 2003		15,820	$34,427	$1,582	$56,223	$(1,570)	$(68,713)	$(200)	$(16,068)	$5,681
Net income							5,131			5,131
Reclassification to operations						218				218
Total comprehensive income										5,349
Exercise of stock options		549		55	1,068				(383)	740
Repurchase of 5,000 shares of non-redeemable preferred stock			(250)		(21)					(271)
Conversion of 57 shares of redeemable preferred stock to common stock		2			5					5
Balance at September 30, 2004	(1)	16,371	$34,177	$1,637	$57,275	$(1,352)	$(63,582)	$(200)	$(16,451)	$11,504

  Includes 3,322 shares of the Company's Common Stock held in treasury. Excluding the 3,322 shares held in treasury, the outstanding shares of the Company's Common Stock at September 30, 2004 were 13,050.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2004 and 2003

Stock Options

 As of September 30, 2004 we have several Qualified and Non-Qualified Stock Option Plans. We account for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based compensation cost is reflected in net income for the nine and three months ended September 30, 2004 and 2003 and no options were granted under those plans during these periods.

 The following table illustrates the effect on net income and net income per share if we had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation. The fair value for the underlying options was estimated at their respective date of grant using a Black-Scholes option pricing model.

For purposes of pro forma disclosures, the estimated fair value of the qualified and non-qualified stock options is amortized to expense over the options' vesting period.

Nine Months Ended September 30,	Three Months Ended September 30,
2004	2003	2004	2003
(In thousands)
Net income applicable to common stock, as reported	$3,431	$1,393	$2,956	$1,797
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(176)	(321)	(59)	(64)
Pro forma net income applicable to common stock	$3,255	$1,072	$2,897	$1,733
Net income per share:
Basic-as reported	$.27	$.11	$.23	$.14
Basic-pro forma	$.25	$.09	$.22	$.14
Diluted-as reported	$.23	$.10	$.19	$.12
Diluted-pro forma	$.22	$.07	$.19	$.12

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2004 and 2003

Note 5: Segment Information
Nine Months Ended September 30,	Three Months Ended September 30,
2004	2003	2004	2003
(In thousands)
Net sales:
Climate Control (1)	$107,596	$90,290	$37,614	$31,653
Chemical	168,162	146,975	53,063	46,429
Other	4,509	3,244	1,684	941
	$280,267	$240,509	$92,361	$79,023
Gross profit: (2)
Climate Control (1)	$33,652	$27,461	$11,732	$9,243
Chemical (3)	6,898	8,534	2,163	4,461
Other	1,403	1,095	603	287
	$41,953	$37,090	$14,498	$13,991
Operating profit (loss): (4)
Climate Control (1)	$11,464	$9,968	$4,429	$3,687
Chemical (3) (5)	2,145	2,098	(94)	2,210
	13,609	12,066	4,335	5,897
General corporate expenses and other business operations, net (6)	(6,302)	(4,595)	(1,936)	(1,742)
Interest expense	(4,289)	(4,166)	(1,529)	(1,321)
Gains on extinguishment of debt	4,400	258	4,400	-
Provision for loss on notes receivable	(1,447)	-	(1,447)	-
Provision for impairment on long-lived assets	(300)	(470)	(300)	(470)
Income before provision for income taxes and cumulative effect of accounting change	$5,671	$3,093	$3,523	$2,364

Certain reclassifications have been made in our segment information for 2003 to conform to our segment information presentation for 2004.

(1) As discussed in Note 9, for the three months ended June 30, 2004 we were required to consolidate the parent company of a French manufacturer ("MultiClima") of HVAC equipment. Therefore the operating results include net sales of $3.8 million, gross profit of $.8 million and an operating loss of $.6 million relating to MultiClima (after all material intercompany transactions have been eliminated) for the nine months ended September 30, 2004.

(1)  Gross profit by industry segment represents net sales less cost of sales.

(2)  During the nine and three months ended September 30, 2003, we recovered a portion of our precious metals used over several years as a catalyst in the Chemical Business manufacturing process of $1.6 and $1.2 million, respectively.

(4) Operating profit (loss) represents operating income (loss) plus other income and other expense earned/incurred by each industry segment before general corporate expenses and other business operations, net (including unallocated portions of other income and other expense). In computing

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2004 and 2003

operating profit (loss) from operations, none of the following items have been added or deducted: general corporate expense and other business operations (including unallocated portions of other income and other expense), interest expense, gains on extinguishment of debt, provision for loss on notes receivable, provision for impairment on long-lived assets, income taxes, or cumulative effect of accounting change.

(5) During the first quarter of 2004, we recognized a gain of $1.8 million (which is classified as other income in the accompanying condensed consolidated statement of income) from the sale of certain assets purchased in 2003.

(6) During the second quarter of 2004, we incurred professional fees and other costs aggregating $1 million relating to a proposed unregistered offering of Senior Secured Notes which was terminated in June 2004.

 Note 6: Contingencies

 Legal Matters

Following is a summary of certain legal actions involving the Company:

A. Environmental Matters

Our operations are subject to numerous environmental laws ("Environmental Laws") and to other federal, state and local laws regarding health and safety matters ("Health Laws"). In particular, the manufacture and distribution of chemical products are activities which entail environmental risks and impose obligations under the Environmental Laws and the Health Laws, many of which provide for substantial fines and criminal sanctions for violations. There can be no assurance that material costs or liabilities will not be incurred by us in complying with such laws or in paying fines or penalties for violation of such laws. The Environmental Laws and Health Laws and enforcement policies thereunder relating to our Chemical Business have in the past resulted, and could in the future result, in penalties, cleanup costs, or other liabilities relating to the handling, manufacture, use, emission, discharge or disposal of pollutants or other substances at or from our facilities or the use or disposal of certain of its chemical products. Historically, significant expenditures have been incurred by subsidiaries within our Chemical Business, including, but not limited to, EDC, at its El Dorado, Arkansas plant (the "El Dorado Facility"), in order to comply with the Environmental Laws and Health Laws. Our Chemical Business could be required to make significant additional site or operational modifications at this or other facilities involving substantial expenditures. In addition, if we should decide to no longer operate the El Dorado Facility and if such facility is retired, we may be required to continue to operate discharge water equipment, the cost and timing to operate this equipment is presently unknown.

1. Water Matters

 Discharge Water Issues

The El Dorado Facility has received its revised NPDES water discharge permit from the state of Arkansas. During 2004, we entered into a settlement agreement with the state of Arkansas that provided, in part, for effluent limits which EDC believes are acceptable. Pursuant to the settlement

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2004 and 2003

agreement, the Arkansas Department of Environmental Quality ("ADEQ") issued the final revised NPDES water discharge permit, which became effective on June 1, 2004. In order to release EDC's discharge water, it will be necessary to utilize a pipeline to be built by the City.

We believe that the NPDES permit, as issued, will require additional expenditures by EDC, estimated to be approximately $3 to $4 million, which would be expended over the next three years, plus reimbursement to the City of El Dorado, Arkansas ("City") for certain costs incurred by the City to build the pipeline discussed below. This estimate assumes that the City timely builds its own discharge pipeline to a nearby river and we are permitted to tie our pipeline into the City's pipeline. The City council has approved the joint pipeline and a rate increase to pay the City's share. However, we do not have any reliable estimates of the cost of an alternative solution in the event that the pipeline is not built, or timely built, by the City.

The City will require us to pay for our pro-rata portion of pipeline engineering and construction costs as those costs are incurred. It is anticipated that EDC will be required to pay approximately $1.8 million over the next three years of the City's engineering and construction costs to build the pipeline.

In addition, a Consent Administrative Order ("CAO") recognizes the presence of nitrate contamination in the shallow groundwater at the El Dorado Facility. A new CAO will be executed to address the shallow groundwater contamination, which will include an evaluation of the current conditions and remediation based upon a risk assessment. The final remedy for shallow groundwater contamination, should any remediation be required, will be selected pursuant to the new CAO and based upon the risk assessment. There are no known users of this shallow groundwater in the area, and preliminary risk assessments have not identified any public health risk that would require remediation. No reserve has been established because the extent of the remediation effort, if any, is not presently known nor estimable.

Drainage of Pond at El Dorado Facility and Plea Agreement

In response to a maintenance emergency and to prevent an uncontrolled release, the equalization pond located at the El Dorado Facility was drained to accommodate repairs to an underground discharge pipe in September 2001. Although, no adverse environmental conditions were noted at the time of discharge, the sustained discharge was out of compliance with the mass effluent limits contained in the facility's permit. An environmental compliance employee of EDC determined that proper procedure would be to notify the state of Arkansas in the month-end report. The state disagreed and took the position that they should have been notified immediately. EDC and the state of Arkansas have agreed to a Consent Administrative Order to settle any civil penalty claims relating to this discharge event whereby EDC paid a $50,000 civil penalty and has funded $50,000 on supplemental environmental projects.

In January 2002, the U.S. Attorney for the Western District of Arkansas opened an investigation as a result of the drainage of the pond. EDC and two EDC employees received letters during April 2002, from the United States Attorney's office in Fort Smith, Arkansas indicating that a criminal charge could be brought against EDC and two employees as a result of the draining of the equalization pond. Because of a recusal by the U.S. Attorney, the

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2004 and 2003

investigation is being handled by the U.S. Department of Justice. EDC and one of its employees have entered into a Plea Agreement with the United States, with EDC and the employee pleading guilty to one misdemeanor count for negligently violating a permit, to wit: failing to report a discharge within 24 hours, a misdemeanor. EDC expects the United States to finalize the Plea Agreement prior to the end of 2004. Under the Plea Agreement, EDC will pay a fine of $40,000, and the employee will be placed on probation for one year. Although there are no assurances, as of the date of this report, the Company does not believe that the Plea Agreement will have a material adverse effect on the Company.

 2. Air Matters

 EDC and the ADEQ have entered into a consent administrative order ("AirCAO") resolving any possible regulatory violations associated with EDC's sulfuric acid plant. The AirCAO requires EDC to implement additional emission controls at the El Dorado Facility. The ultimate cost of any technology changes required cannot presently be determined but is believed to cost between $l.5 million to $3 million. The implementation of the technological change and related expenditures will be made over the next 3 to 6 years.

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

In connection with the sale of substantially all of the operating assets of Slurry and UTeC, both subsidiaries within our Chemical Business, in December 2002, UTeC leased the Hallowell Facility to the buyer under a triple net long-term lease agreement. However, Slurry retained the obligation to be responsible for, and perform the activities under, the Slurry Consent Order. In addition, certain of our subsidiaries agreed to indemnify the buyer of such assets for these environmental matters. Slurry has placed the prior owners of the Hallowell Facility on notice of their responsibility for contribution towards the costs to investigate and remediate this site. Representatives of a prior owner have agreed to pay for one-half of the costs of the investigation on an interim, non-binding basis. At September 30, 2004 a reserve of $193,000 has been established for our share of the estimated investigation and remediation costs. However, these estimates may be revised in the near term based on the results of our investigation and remediation.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2004 and 2003

Grand Jury Investigation - Slurry - Hallowell Facility

The U.S. Alcohol Tobacco and Firearms Agency ("AT&F") previously conducted an investigation at Slurry. In August 2003, the Company learned that a federal grand jury for the District of Kansas was investigating the conduct of Slurry and certain of its former employees relating to the conduct at Slurry's commercial explosives manufacturing plant at the Hallowell Facility related to compliance with federal explosives statutes. Active operations at this plant at the Hallowell Facility were discontinued in February 2002 after its license to possess explosives was revoked by the AT&F. Thereafter, as stated above, Slurry's business was sold to a third party. As of the date of this report, no target letters indicating a decision by the United States to seek criminal charges in connection with this investigation have been received.

Property Damage Lawsuit

In January 2003, the owners of 283 acres of property adjacent to the El Dorado Facility filed suit against EDC alleging property damage and punitive damages and requesting an injunction to prohibit EDC from utilizing its discharge water treatment system that discharged into a creek which passes through plaintiffs' property. The lawsuit is pending in the United States District Court, Western District of Arkansas, El Dorado Division. The El Dorado Facility utilizes a discharge water treatment system which discharges into a creek which passes through the plaintiffs' property pursuant to a permit issued by the state of Arkansas. The plaintiffs contend that these permitted discharges into the creek are an unauthorized trespass, have damaged their property, have resulted in fish kills in the creek, and that leakage from EDC's two holding ponds has contaminated the shallow groundwater on the plaintiffs' property. Plaintiffs are pursuing claims under theories of negligence, trespass and nuisance, and are claiming actual and punitive damages as well as injunctive relief. The court denied plaintiffs' request for a preliminary injunction. The plaintiffs are alleging that their property has diminished in value by $275,000 as a result of EDC's discharges. EDC's discharge water contains elevated levels of ammonia and nitrogen. However, monitoring wells around its treatment ponds indicate little, if any, impact on the shallow groundwater. We have put our insurance carrier on notice of this claim. Under the policy, we have a $500,000 deductible. No reserve has been established in connection with this matter.

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

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2004 and 2003

In June 2004, Johnson Controls, Inc. ("JCI") filed a formal demand for arbitration with the American Arbitration Association against Trison and its bonding company. JCI is alleging that it has sustained damages of approximately $1.7 million as a result of alleged defects in Trison's work in connection with a facility located in Ada, Oklahoma. During September 2004, Trison filed a complaint in the U.S. District Court, Western District of Oklahoma, to determine if JCI's claims are subject to arbitration. In addition, in accordance with demands by the Company's bonding company, the Company has agreed to increase the security deposited with the bonding company from a $1 million letter of credit to $1.8 million letter of credit.

International Environmental Corporation ("IEC"), a subsidiary within our Climate Control Business, has been sued, together with 18 other defendants and 8 other parties added by the original named defendants, in the case styled Hilton Hotels, et al. v. International Environmental Corporation, et al., pending in the First Circuit Court of Hawaii. The plaintiffs' claims arise out of construction of a hotel in Hawaii. The plaintiffs claim that it was necessary to close the hotel approximately one year after it was opened due to an infestation of mold, requiring the hotel owner to undertake a mold remediation project. The owner of the hotel sued many of the parties involved in the design and construction, or supply of equipment, for the hotel, alleging the improper design, construction, installation and/or air conditioning equipment. IEC supplied certain portions of the air conditioning equipment, which the plaintiffs allege was defective. IEC believes that it has meritorious defenses to this lawsuit. The plaintiffs have not specified the amount of damages. The Company has notified its insurance carrier, which is providing a defense under a reservation of rights.

2. Chemical Business

Cherokee Nitrogen, Inc. ("Cherokee"), a subsidiary within our Chemical Business, has been sued for an undisclosed amount of monies based on a claim, that the subsidiary breached an agreement by overcharging the plaintiff for ammonium nitrate as a result of inflated prices for natural gas used to manufacture the ammonium nitrate. The suit is pending in Alabama state court and styled Nelson Brothers, LLC v. Cherokee Nitrogen v. Dynegy Marketing. Cherokee has filed a third party complaint against Dynegy and a subsidiary asserting that Dynegy was the party responsible for fraudulently causing artificial natural gas prices to exist and seeking an undisclosed amount from Dynegy, including any amounts which may be recovered by the plaintiff. Dynegy has filed a counterclaim against Cherokee for monies allegedly owed on account, which is alleged by Dynegy to be $600,000. Although there is no assurance, counsel for Cherokee has advised the company that, at this time, they believe that there is a good likelihood that Cherokee will recover monies from Dynegy over and above any monies which may be recovered by the plaintiff or owed to Dynegy.

3. Other

Zeller Pension Plan

In February 2000, the Company's Board of Directors authorized management to proceed with the sale of the automotive business, since the automotive business was no longer a "core business" of the Company. In May 2000, the Company sold substantially all of its assets in its automotive business. After the authorization by the board, but prior to the sale, the automotive business purchased the assets and assumed certain liabilities of Zeller

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2004 and 2003

Corporation ("Zeller"). The liabilities of Zeller assumed by the automotive business included Zeller's pension plan, which is not a multi-employer pension plan. In June 2003, the principal owner ("Owner") of the buyer of the automotive business was contacted by a representative of the Pension Benefit Guaranty Corporation ("PBGC") regarding the plan. The Owner has been informed by the PBGC of a possible underfunding of the plan and a possible takeover of the plan by the PBGC. The Owner has notified the Company of these events. The Company has also been contacted by the PBGC and has been advised that the PBGC considers the Company to be potentially liable for the underfunding of the Zeller Plan in the event that the plan is taken over by the PBGC and has alleged that the underfunding is approximately $.6 million. The Company has been advised by ERISA counsel that, based upon numerous representations made by the Company and the assumption that the trier of fact determining the Company's obligations with respect to the plan would find that: we disposed, in May 4, 2000 of interest in the automotive business including the Zeller assets and business pursuant to a bona fide purchase agreement under the terms of which the purchaser assumed all obligations with respect to the operation, including funding of the Zeller plan, the purpose of the sale of the automotive business did not include an attempt to evade liability for funding the Zeller plan, at the time we disposed of our interest in the automotive business, the Zeller plan was adequately funded, on an ongoing basis and all required contributions had been made, and the Zeller plan did not terminate at anytime that any member of the Company's controlled group of entities was a contribution sponsor to the Zeller plan, that the possibility of an unfavorable outcome to us in a lawsuit if the PBGC attempts to hold us liable for the under-funding of the Zeller plan is remote.

Asserted Financing Fee

On December 4, 2003, the Company and Southwest Securities, Inc. ("Southwest") entered into a letter agreement whereby the Company agreed to retain Southwest to assist the Company in obtaining financing for the Company. Southwest's right to a fee under the Agreement is limited to a refinancing occurring during "a period of sixty days, to be extended if a transaction is ongoing." A financing did not occur within sixty days of the date of the Agreement, nor was a funding transaction "ongoing" at the end of that period. In September 2004, more than ten months after the date of the Agreement between the Company and Southwest, ThermaClime borrowed $50 million from Orix USA Corporation. It is the Company's position that the Orix financing transaction was not the result of any efforts by Southwest, nor was it the culmination of any negotiations or transaction commenced during the sixty-day term of the Agreement. Nonetheless, Southwest has asserted that it is entitled to a fee of $1.7 million pursuant to the Agreement. The Company brought an action against Southwest in Oklahoma state court in a lawsuit styled LSB Industries, Inc. v. Southwest Securities, Inc. pending in the Oklahoma District Court, Oklahoma County, for a declaratory judgment that the Company is not liable to Southwest under the Agreement as a result of the Orix financing transaction. The Company intends to vigorously defend itself against the claim by Southwest.

We are also involved in various other claims and legal actions which in the opinion of management, after consultation with legal counsel, if determined adversely to us, would not have a material effect on our business, financial condition or results of operations.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2004 and 2003

Note 7: Long-Term Debt Our wholly-owned subsidiary ThermaChime, Inc., ("ThermaClime") (formerly ClimaChem, Inc.) and its subsidiaries are parties to a $50 million revolving credit facility (the "Working Capital Revolver Loan") that matures in April 2005. Outstanding borrowings under the Working Capital Revolver Loan were $23.9 million as of September 30, 2004 ($24 million at December 31, 2003). At September 30, 2004 the amount available for additional borrowing under the Working Capital Revolver Loan was $18.8 million, based on eligible collateral. The Working Capital Revolver Loan is secured by receivables, inventories and intangibles of all the ThermaClime entities other than El Dorado Nitric Company and its subsidiaries ("EDNC"), and a second lien on certain real property and equipment. The Working Capital Revolver Loan accrues interest at a base rate (generally equivalent to the prime rate) plus 2% or LIBOR plus 4.5%. The effective rate at September 30, 2004 was 6.41%. A prepayment penalty of 1% of the facility is due to the lender should the borrowers elect to prepay the facility prior to maturity.

The Working Capital Revolver Loan, as amended, requires ThermaClime to maintain quarterly earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined, for ThermaClime and its Climate Control Business on a trailing twelve-month basis. ThermaClime and its Climate Control Business's EBITDA for the twelve-month period ended September 30, 2004 was in excess of the required amounts. For the fiscal quarter ending March 31, 2005, the EBITDA requirement shall be determined based on ThermaClime's forecasted financial statements, however, if ThermaClime and the provider of the Working Capital Revolver Loan can not reach an agreement, the EBITDA requirement for ThermaClime shall not be less than $15 million. The Working Capital Revolver Loan also requires ThermaClime to achieve an annual fixed charge coverage ratio and limits capital expenditures, as defined, measured quarterly on a trailing twelve-month basis. The Working Capital Revolver Loan requires that ThermaClime's excess availability, as defined, equal an amount not less than $.5 million. It also requires ThermaClime's excess availability, as defined, equal an amount not less than $1.5 million on the date of the periodic interest payments due on its 10-3/4% Senior Unsecured Notes due 2007 (discussed below) and the periodic payments due on its Senior Secured Loan (discussed below). The Working Capital Revolver Loan also contains covenants that, among other things, limit the borrowers' ability to: (a) incur additional indebtedness, (b) incur liens, (c) make restricted payments or loans to affiliates who are not borrowers, (d) engage in mergers, consolidations or other forms of recapitalization, (e) dispose of assets, or (f) repurchase ThermaClime's 10-3/4% Senior Unsecured Notes. The Working Capital Revolver Loan also requires all collections on accounts receivable be made through a bank account in the name of the lender or their agent.

In September 2004, ThermaClime and certain of its subsidiaries (the "Borrowers") completed a $50 million term loan ("Senior Secured Loan") with a certain lender (the "Lender"). The Senior Secured Loan is to be repaid as follows:

  Quarterly interest payments beginning September 30, 2004;
  Quarterly principal payments of $312,500 beginning September 30, 2007;
  A balloon payment of the remaining outstanding principal of $47.5 million and accrued interest on September 16, 2009.

The Senior Secured Loan accrues interest at the applicable LIBOR rate, as defined, plus an applicable LIBOR margin, as defined or, at the election of

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2004 and 2003

the Borrowers, the alternative base rate, as defined, plus an applicable base rate margin, as defined, with the annual interest rate not to exceed 11% or 11.5% depending on the leverage ratio. At September 30, 2004 the effective interest rate was 9.975%.

The Borrowers are subject to numerous affirmative and negative covenants under the Senior Secured Loan agreement including, but not limited to, limitation on the incurrence of certain additional indebtedness and liens, limitations on mergers, acquisitions, dissolution and sale of assets, and limitations on declaration of dividends and distributions to us, all with certain exceptions. The Borrowers are also subject to a minimum fixed charge coverage ratio, measured quarterly on a trailing twelve-month basis. The Borrowers' fixed charge coverage ratio for the twelve-month period ended September 30, 2004 exceeded the required ratio. The maturity date of the Senior Secured Loan can be accelerated by the Lender upon the occurrence of a continuing event of default, as defined.

The Senior Secured Loan agreement includes a prepayment fee equal to 3% of the principal amount should the Borrowers elect to prepay any principal amount prior to September 15, 2005. This fee is reduced to 2% during the second twelve-month period and to 1% during the third twelve-month period and 0% thereafter.

The Senior Secured Loan is secured by (a) a first lien on (i) certain real property and equipment located at the El Dorado Facility, (ii) certain real property and equipment located at the Cherokee Facility, (iii) certain equipment of the Climate Control Business, and (iv) the equity stock of certain of ThermaClime's subsidiaries, and (b) a second lien on the assets upon which ThermaClime's Working Capital Revolver lender has a first lien. The Senior Secured Loan is guaranteed by the Company and is also secured with the stock of ThermaClime.

The proceeds of the Senior Secured Loan were used as follows:

  Repaid the outstanding principal balance due 2005 under the Financing Agreement discussed below, plus accrued interest, of $36.8 million;
  Repurchased a portion of ThermaClime's 10 3/4% Senior Unsecured Notes due 2007, held by the Lender, plus accrued interest, of $5.2 million;
  Paid certain fees and expenses of $2.4 million including the cost of an interest cap which sets a maximum annual interest rate of 11% or 11.5% depending on the leverage ratio;
  Repaid the outstanding principal balance of a term loan of $.4 million;
  Paid down the Working Capital Revolver Loan with the remaining balance.

In May 2002, ThermaClime entered into a financing agreement ("Financing Agreement") with certain lenders in order to fund the repurchase of a portion of the Senior Unsecured Notes at a substantial discount to the face value. Based upon certain criteria, including but not limited to, unfavorable changes in ThermaClime's financial condition since the Senior Unsecured Notes were originally sold and the high interest rates on the loans (the "Loans") under the Financing Agreement, the Financing Agreement transaction was accounted for as a debt restructuring. As a result, we were required to recognize all of the interest payments associated with the Loans in long-term debt. Subsequent interest payments on the Loans were charged against the debt balance. Due to repayment of the Loans prior to the maturity date of June 30, 2005 with the proceeds of the Senior Secured Loan as discussed above and

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2004 and 2003

since the Lender is not an affiliate of the lenders of the Loans, we recognized a gain on extinguishment of debt of $4.4 million.

In 1997, ThermaClime completed the sale of its 10-3/4% Senior Unsecured Notes due 2007 (the "Notes"). The Notes bear interest at an annual rate of 10-3/4% payable semiannually in arrears on June 1 and December 1 of each year. The Notes are senior unsecured obligations of ThermaClime and rank equal in right of payment to all existing and future senior unsecured indebtedness of ThermaClime and its subsidiaries. The Notes are effectively subordinated to all existing and future secured indebtedness of ThermaClime. The outstanding principal balance of the Notes due was $13.3 million at September 30, 2004.

ThermaClime owns substantially all of the companies comprising our Climate Control and Chemical Businesses. ThermaClime is a holding company with no significant assets or operations other than its investments in its subsidiaries, and each of its subsidiaries is wholly-owned, directly or indirectly, by ThermaClime. ThermaClime's payment obligations under the Notes are fully, unconditionally and joint and severally guaranteed by all of the existing subsidiaries of ThermaClime, except for EDNC ("Non-Guarantor Subsidiaries").

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2004 and 2003

Note 7: Long-Term Debt (continued) Set forth below is consolidating financial information of ThermaClime's Guarantor Subsidiaries, the Non-Guarantor Subsidiaries, and ThermaClime.

ThermaClime, Inc. Condensed Consolidating Balance Sheet As of September 30, 2004 (In thousands)
Combined Guarantor Subsidiaries	Consolidated Non- Guarantor Subsidiaries	ThermaClime, Inc. (Parent)	Eliminations	Consolidated
Assets
Current assets:
Cash	$100	$1,676	$310		$2,086
Trade accounts receivable, net	41,320	4,186	19		45,525
Inventories	24,785	264	-		25,049
Supplies and prepaid items	3,983	616	1,011		5,610
Deferred income taxes	-	-	4,431		4,431
Total current assets	70,188	6,742	5,771		82,701
Property, plant and equipment, net	62,957	2,393	42		65,392
Investment in and advances to affiliates	-	-	96,994	$(96,994)	-
Receivable from Parent	33,144	15,434	-	(48,578)	-
Other assets, net	5,521	27	3,069	-	8,617
	$171,810	$24,596	$105,876	$(145,572)	$156,710

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$18,825	$2,406	$488		$21,719
Accrued liabilities	10,324	10,143	1,469		21,936
Due to LSB and affiliates, net	-	-	2,439		2,439
Current portion of long-term debt	3,294	353	21,032		24,679
Total current liabilities	32,443	12,902	25,428		70,773
Long-term debt	3,211	941	63,300		67,452
Deferred income taxes	-	-	8,035		8,035
Other noncurrent liabilities	2,199	490	-		2,689
Stockholders' equity:
Common stock	66	1	1	$(67)	1
Capital in excess of par value	166,212	-	12,652	(166,212)	12,652
Accumulated other comprehensive loss	-	(1,352)	-	-	(1,352)
Due from LSB and affiliates	-	-	(3,143)	-	(3,143)
Retained earnings (accumulated deficit)	(32,321)	11,614	(397)	20,707	(397)
Total stockholders' equity	133,957	10,263	9,113	(145,572)	7,761
	$171,810	$24,596	$105,876	$(145,572)	$156,710

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2004 and 2003

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

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2004 and 2003

Note 7: Long-Term Debt (continued)
ThermaClime, Inc. Condensed Consolidating Statement of Operations Nine Months Ended September 30, 2004 (In thousands)
Combined Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	ThermaClime, Inc. (Parent)	Eliminations	Consolidated
Net sales	$237,637	$34,329			$271,966
Cost of sales	202,755	31,276	$515		234,546
Gross profit (loss)	34,882	3,053	(515)		37,420
Selling, general and administrative	29,741	314	2,452	$(5)	32,502
Operating income (loss)	5,141	2,739	(2,967)	5	4,918
Other income (expense):
Gain on extinguishment of debt	-	-	4,400	-	4,400
Interest and other income (expense), net	830	(98)	7,856	(7,853)	735
Interest expense	(8,135)	(24)	(3,216)	7,848	(3,527)
Income (loss) before equity in earnings of subsidiaries and benefit (provision) for income taxes	(2,164)	2,617	6,073	-	6,526
Equity in earnings of subsidiaries	-	-	277	(277)	-
Benefit (provision) for income taxes:
Current	844	(1,020)	(547)		(723)
Deferred	-	-	(6,884)		(6,884)
Net income (loss)	$(1,320)	$1,597	$(1,081)	$(277)	$(1,081)

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2004 and 2003

Note 7: Long-Term Debt (continued)
ThermaClime, Inc. Condensed Consolidating Statement of Operations Nine Months Ended September 30, 2003 (In thousands)
Combined Guarantor Subsidiaries	Consolidated Non- Guarantor Subsidiaries	ThermaClime, Inc. (Parent)	Eliminations	Consolidated
Net sales	$205,680	$31,585			$237,265
Cost of sales	174,230	28,542	$571	$(4)	203,339
Gross profit (loss)	31,450	3,043	(571)	4	33,926
Selling, general and administrative	26,615	323	1,429	(5)	28,362
Operating income (loss)	4,835	2,720	(2,000)	9	5,564
Other income (expense):
Interest and other income (expense), net	405	(87)	8,970	(7,899)	1,389
Interest expense	(8,188)	(31)	(3,555)	7,890	(3,884)
Income (loss) before equity in losses of subsidiaries and benefit (provision) for income taxes	(2,948)	2,602	3,415	-	3,069
Equity in losses of subsidiaries	-		(212)	212	-
Benefit (provision) for income taxes	1,149	(1,015)	(1,331)		(1,197)
Net income (loss)	$(1,799)	$1,587	$1,872	$212	$1,872

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2004 and 2003

Note 7: Long-Term Debt (continued)
ThermaClime, Inc. Condensed Consolidating Statement of Income Three Months Ended September 30, 2004 (In thousands)
Combined Guarantor Subsidiaries	Consolidated Non- Guarantor Subsidiaries	ThermaClime, Inc. (Parent)	Eliminations	Consolidated
Net sales	$79,278	$11,399			$90,677
Cost of sales	67,101	10,362	$121		77,584
Gross profit (loss)	12,177	1,037	(121)		13,093
Selling, general and administrative	10,400	107	628	$(1)	11,134
Operating income (loss)	1,777	930	(749)	1	1,959
Other income (expense):
Gain on extinguishment of debt	-	-	4,400	-	4,400
Interest and other income (expense), net	349	6	2,585	(2,591)	349
Interest expense	(2,670)	(8)	(1,224)	2,590	(1,312)
Income (loss) before equity in earnings of subsidiaries and benefit (provision) for income taxes	(544)	928	5,012	-	5,396
Equity in earnings of subsidiaries	-	-	234	(234)	-
Benefit (provision) for income taxes:
Current	212	(362)	(166)		(316)
Deferred	-	-	(6,884)		(6,884)
Net income (loss)	$(332)	$566	$(1,804)	$(234)	$(1,804)

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2004 and 2003

Note 7: Long-Term Debt (continued)
ThermaClime, Inc. Condensed Consolidating Statement of Income Three Months Ended September 30, 2003 (In thousands)
Combined Guarantor Subsidiaries	Consolidated Non- Guarantor Subsidiaries	ThermaClime, Inc. (Parent)	Eliminations	Consolidated
Net sales	$66,139	$11,942			$78,081
Cost of sales	54,114	10,789	$170	$(2)	65,071
Gross profit (loss)	12,025	1,153	(170)	2	13,010
Selling, general and administrative	8,903	104	479	(1)	9,485
Operating income (loss)	3,122	1,049	(649)	3	3,525
Other income (expense):
Interest and other income, net	85	1	3,029	(2,669)	446
Interest expense	(2,759)	(9)	(1,191)	2,666	(1,293)
Income before equity in earnings of subsidiaries and provision for income taxes	448	1,041	1,189	-	2,678
Equity in earnings of subsidiaries	-		908	(908)	-
Provision for income taxes	(175)	(406)	(466)		(1,047)
Net income	$273	$635	$1,631	$(908)	$1,631

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2004 and 2003

Note 7: Long-Term Debt (continued)
ThermaClime, Inc. Condensed Consolidating Statement of Cash Flows Nine Months Ended September 30, 2004 (In thousands)
Combined Guarantor Subsidiaries	Consolidated Non- Guarantor Subsidiaries	ThermaClime, Inc. (Parent)	Eliminations	Consolidated
Cash flows provided (used) by operating activities	$(7,938)	$4,839	$3,465	$366
Cash flows from investing activities:
Capital expenditures	(5,507)	(662)	-	(6,169)
Proceeds from sales of property and equipment	887	-	-	887
Other assets	(354)	4	28	(322)
Net cash provided (used) by investing activities	(4,974)	(658)	28	(5,604)
Cash flows from financing activities:
Payments on Financing Agreement	-	-	(38,531)	(38,531)
Acquisition of 10 3/4% Senior Unsecured Notes	-	-	(5,000)	(5,000)
Proceeds from Senior Secured Loan, net of fees	-	-	47,708	47,708
Payments on other long-term debt	(840)	(265)	(665)	(1,770)
Net change in revolving debt	1,392	-	(1,535)	(143)
Net change in due to/from LSB and affiliates	-	-	2,140	2,140
Advances to/from affiliates	12,252	(2,240)	(10,012)	-
Net cash provided (used) by financing activities	12,804	(2,505)	(5,895)	4,404
Net increase (decrease) in cash from all activities	(108)	1,676	(2,402)	(834)
Cash at the beginning of period	208	-	2,712	2,920
Cash at the end of period	$100	$1,676	$310	$2,086

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2004 and 2003

Note 7: Long-Term Debt (continued)
ThermaClime, Inc. Condensed Consolidating Statement of Cash Flows Nine Months Ended September 30, 2003 (In thousands)
Combined Guarantor Subsidiaries	Consolidated Non- Guarantor Subsidiaries	ThermaClime, Inc. (Parent)	Eliminations	Consolidated
Cash flows provided (used) by operating activities	$(4,593)	$5,858	$6,130	$7,395
Cash flows from investing activities:
Capital expenditures	(4,697)	(86)	(91)	(4,874)
Proceeds from sales of property and equipment	81	-	-	81
Net change in restricted cash	-	-	1,838	1,838
Other assets	(214)	1	(109)	(322)
Net cash provided (used) by investing activities	(4,830)	(85)	1,638	(3,277)
Cash flows from financing activities:
Payments on long-term debt	(536)	(265)	(2,653)	(3,454)
Long-term and other borrowings	-	-	800	800
Net change in revolving debt	2,597	-	(4,127)	(1,530)
Net change in due to/from LSB and affiliates	-	-	1,174	1,174
Advances to/from affiliates	7,138	(3,936)	(3,202)	-
Net cash provided (used) by financing activities	9,199	(4,201)	(8,008)	(3,010)
Net increase (decrease) in cash from all activities	(224)	1,572	(240)	1,108
Cash at the beginning of period	410	-	950	1,360
Cash at the end of period	$186	$1,572	$710	$2,468

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2004 and 2003

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

The carrying amount of the product warranty obligation is as follows:

Nine Months Ended September 30,	Three Months Ended September 30,
2004	2003	2004	2003
(In thousands)
Balance at beginning of period	$1,693	$1,922	$1,943	$2,036
Add: Charged to costs and expenses	1,530	793	589	324
Deduct: Costs incurred	(1,190)	(559)	(499)	(204)
Balance at end of period	$2,033	$2,156	$2,033	$2,156

Note 9: Recently Issued Pronouncement and Proposed Statement In January 2003, the FASB issued Interpretation No. 46 ("FIN 46") "Consolidation of Variable Interest Entities." FIN 46 addresses the consolidation of variable interest entities which meet certain characteristics. In December 2003, the FASB revised FIN 46 that included changes to the effective dates depending on the characteristics of the variable interest entities and the date of involvement.

Prior to 2003, we, through our subsidiaries, entered into loan agreements where we loaned funds to the parent company of MultiClima, S.A. ("MultiClima") a French manufacturer of HVAC equipment, whose product line is compatible with our Climate Control Business. Under the loan agreements, one of our subsidiaries has the option ("Option") to exchange its rights under the loan agreements for 100% of the borrower's outstanding common stock. This subsidiary also obtained a security interest in the stock of MultiClima to secure its loans. At December 31, 2003 the outstanding notes receivable balance, net of reserve, was $2.6 million which was included in other assets in the accompanying condensed consolidated balance sheet. Based on our assessment of

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2004 and 2003

the parent company and MultiClima in relation to FIN 46, as revised, we were required to consolidate this entity effective March 31, 2004 because we believed the entity lacks sufficient equity to absorb expected losses and we bear the majority of the risk of loss of this entity.

Based on our current assessment of the parent company and MultiClima's current and projected liquidity and results of operations, we concluded that the outstanding notes receivable are not recoverable. As a result, effective July 1, 2004 we forgave and canceled the loan agreements in exchange for extending the Option's expiration date from June 15, 2005 to June 15, 2008. We have recognized a provision for loss of $1.4 million for the nine and three months ended September 30, 2004. As a result of the cancellation and our valuation of this Option, we no longer have a variable interest in this entity and are no longer required to consolidate this entity.

For the three months ended June 30, 2004 the parent company of MultiClima had consolidated net sales of $3.8 million and a net loss of $.6 million (after all material intercompany transactions have been eliminated) which are included in the accompanying condensed consolidated statements of income for the nine months ended September 30, 2004.

As a result of consolidating the consolidated assets and liabilities of the parent company of MultiClima, at March 31, 2004 we recorded a cumulative effect of accounting change of $.5 million primarily relating to the elimination of embedded profit included in the cost of inventory which was purchased from MultiClima by certain of our subsidiaries.

On March 31, 2004 FASB issued an exposure draft of a proposed statement of financial accounting standards: Share-Based Payment, an amendment of FASB Statement No. 123 and 95. If this exposure draft is adopted, we would be required to recognize compensation cost for future awards granted, modified or settled. In addition, we will be required to recognize compensation cost for any portion of awards granted or modified after December 15, 1994 under our Qualified and Non-Qualified Stock Option Plans (see Note 4 - Stock Options) that is not yet vested at the date this exposure draft is adopted. The impact on our financial statements has not yet been determined.

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

Note 11: Subsequent Event On October 7, 2004 one of the four nitric acid plants at the El Dorado, Arkansas plant experienced a mechanical failure. The failure which resulted in major damage is apparently related to a gas expander that had recently been overhauled by the original manufacturer. The plant normally produces 10,000 tons per month. Management estimates that the plant will not be back to normal production until late February 2005.

Note 12: Liquidity and Management's Plan We depend on credit agreements and our ability to obtain funds from our subsidiaries in order to pay our obligations. Our Summit Machine Tool Manufacturing Corp. subsidiary (not a

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2004 and 2003

subsidiary of ThermaClime) finances its working capital requirements through borrowings under a credit facility (the "Summit Facility") with a different lender than ThermaClime's lender. The Summit Facility provides a revolving line of credit of $1 million and has a maturity date of July 1, 2006.

ThermaClime and its subsidiaries depend upon the five year Senior Secured Loan that was completed in September 2004 with a lender and upon the Working Capital Revolver Loan, in addition to internally generated cash flows to fund operations and pay their obligations.

ThermaClime's ability to maintain an adequate amount of borrowing availability under its Working Capital Revolver Loan depends on its ability to comply with the terms and conditions of such agreement, the lender's commitment to making the facility available to us and cash flow from operations. As of September 30, 2004 ThermaClime had cash and working capital availability of $20.9 million while non-ThermaClime entities had cash and working capital availability of $1.2 million.

Borrowings under the Working Capital Revolver Loan at September 30, 2004 were $23.9 million. Subsequently, the net borrowing is forecasted to increase in the fourth quarter of 2004 as a result of funding the approximate $10 million lease payment in December 2004 related to the Baytown Facility. Based on our current forecasts for the remainder of 2004, we anticipate that we will have adequate cash from internal cash flows and financing sources to enable us to satisfy our cash requirements and pay our obligations as they are due for the balance of 2004.

Most of our Climate Control Business products are produced to customer orders that are placed well in advance of required delivery dates. As a result, the Climate Control Business maintains significant backlogs of customer orders that eliminate the necessity to carry substantial inventories other than for firm customer orders. The Climate Control Business has historically generated consistent annual profits and positive cash flows.

During 2003 and 2004, the Climate Control Business' profitability has been reduced by start-up costs and losses of certain new product lines. During 2004 and into 2005, the emphasis will be to increase the sales of these start-up operations, getting them past the start-up mode and generating an operating profit in 2005.

The Climate Control Business' objectives include the continued emphasis on increasing the sales and operating margins of existing products and on new product development.

The Climate Control Business has significant market share in its niche of the United States commercial and residential HVAC business. Climate Control's two primary product lines are hydronic fan coils and water source heat pumps. The hydronic fan coil market was impacted by a slowdown in major construction projects and deferral of major renovations attributed to events of September 11, 2001. Our higher order levels in 2004 for hydronic fan coils are consistent with the turnaround in construction industry forecasts which predicted that new hotel construction starts and renovation would increase during 2004. The water source heat pump product line experienced a 5% growth in calendar year 2003, 20% growth in the first nine months of 2004. Included in Climate Control's operating results are certain start-up operations and/or

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2004 and 2003

services that have adversely affected operating results in recent periods. We believe that we have significantly strengthened the sales and marketing infrastructure of these start-up operations during the last two years and expect future growth in sales.

Due to the volatility of the cost for our major raw materials used in our Chemical Business, we have historically experienced new revisions to our forecast on a frequent basis during the course of a year. As a result, our actual results may be significantly different than our forecast which could have a material adverse impact on our liquidity and future operating results.

The volatility of our Chemical Business is due, in part, to significant price fluctuations of our Chemical Business' primary raw material feedstocks (anhydrous ammonia and natural gas), which are commodities, and are purchased at prices in effect at time of purchase. From time to time, our Chemical Business enters into purchase contracts based upon NYMEX futures prices to lock in future natural gas prices. In numerous instances, our Chemical Business is not able to fully pass on to its customers increased cost of the raw material feedstocks as part of the sales price. As a result, our Chemical Business is pursuing a strategy of developing customers that purchase substantial quantities of products pursuant to contracts and/or formulas that provide for the pass through of raw material costs. Currently, sales prices for approximately 65% of the sales of the Chemical Business are based upon sales pricing formulas which provide for a pass through of variable costs plus certain fixed costs and a profit margin. We are striving to enter into similar arrangements with additional customers in the future. These cost-plus arrangements help to reduce the exposure to unpredictable raw material costs. We continue to be concerned about the recent increases in the cost of natural gas.

The remaining sales volume of the Chemical Business that is sold at market price is primarily sold in its agricultural market. The recent problem with profitability in the agricultural market has been an imbalance of supply and demand. For a number of years, the production capacity for nitrogen fertilizer, including imported products, has exceeded the demand, resulting in low selling prices compared to our cost of production. This oversupply in the market of agricultural nitrogen products of the kind we produce has resulted in an inability to pass through the entire natural gas and ammonia cost increases when they occur. We believe that there will be some improvement in this imbalance condition. The first six months of 2004 included two events that had a major impact on the prilled nitrogen fertilizer market. Imported products, which the industry expected would approximate 2003 levels, were approximately 250,000 tons more than 2003. This increased product on the market had a negative effect on selling prices during the first six months of 2004. We believe that most of this product has now worked itself through the marketplace. The other event that had a major impact was a wet spring that worsened in our primary marketing area, the southern tier of the United States, where record or near record rainfall totals in the month of June 2004 severely impacted sales. In the third quarter and as of the date of this report, the industry outlook for nitrogen fertilizer is for firm demand and favorable selling prices.

The fourth quarter results will be, adversely affected as a result of a mechanical failure in one of the four nitric acid plants at the El Dorado, Arkansas plant. The failure which resulted in major damage is apparently

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2004 and 2003

related to a gas expander that had recently been overhauled by the original manufacturer. The plant that normally produces 10,000 tons per month went down unexpectedly on October 7, 2004. Management estimates that the plant will not be back to normal production until late February 2005. We estimate that approximately $3.5 million will be required to repair and rebuild the plant to allow it to resume normal production. Our property insurance is subject to a $1 million deductible and a forty-five day waiting period before our business interruption will cover losses resulting from the lost production. We are unable, at this point, to estimate the cash flow and earnings impact resulting from the incident. However, we estimate the lost production during this period of downtime, using projected selling prices, is in the range of $10 to $12 million.

Our Chemical Business has historically required significant investment to fund capital expenditures, while our Climate Control Business has been much less capital intensive. We believe we have approximately $2.7 million of committed capital expenditures for the remainder of 2004 related to our Chemical Business, not including $3.5 million for the repairs required by the mechanical failure of one of the four nitric acid plants as discussed above, which includes $2.3 million relating to operations, and $.4 million for environmental compliance. Other capital expenditures are believed to be discretionary and are dependent upon an adequate amount of liquidity and/or obtaining acceptable funding.

As fully discussed in Note 6, we currently expect to incur capital expenditures of approximately $3 to $4 million over the next three years to construct a new water treatment and discharge facility plus reimbursement to the City of El Dorado, Arkansas for our pro-rata portion of engineering and construction costs of $1.6 million for the City to build a pipeline for the discharged water. In addition, certain expenditures will be required to bring the sulfuric acid plant's air emissions to lower limits. The ultimate cost is believed to be between $1.5 million and $3 million over a six-year period, beginning in 2004.

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

As previously discussed, the Working Capital Revolver Loan matures April 2005. We have had preliminary renewal discussions with representatives of our present lender and they have indicated an interest in renewing the Working Capital Revolver Loan on or prior to the maturity date. We believe that the Working Capital Revolver Loan will be refinanced on terms and conditions no more restrictive than the terms and conditions in the current Working Capital Revolver Loan.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2004 and 2003

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

As discussed in Note 7, ThermaClime and certain of its' subsidiaries completed a $50 million Senior Secured Loan. The proceeds were used as follows (in thousands):

Repaid Financing Agreement and accrued interest due 2005	$36,800
Repurchased Senior Unsecured Notes due 2007	5,000
Purchased interest rate cap	1,000
Paid down Working Capital Revolver Loan and related term loan	5,600
Other fees and costs	1,600
Total Uses	$50,000

The Senior Secured Loan includes a fixed charge coverage ratio covenant that requires EBITDA as defined, to be equal to or in excess of fixed charges. Fixed charges are defined as interest expense, scheduled debt service requirements and capital expenditures. This covenant is measured quarterly for the trailing twelve months.

The continued compliance with this important financial covenant will require that we generate sufficient EBITDA as defined and carefully control capital expenditures.

The Working Capital Revolver Loan agreement and the Senior Secured Loan contain cross-default provisions. If ThermaClime fails to meet the financial covenants of the Senior Secured Loan, the lender may declare an event of default, making the debt due on demand. If this should occur, there are no assurances that we would have funds available to pay such amount or that alternative borrowing arrangements would be available. Accordingly, ThermaClime could be required to curtail operations and/or sell key assets as discussed above. These actions could result in the recognition of losses that may be material.

Due to previous operating losses and limited borrowing ability under the credit facility then in effect, we discontinued payment of cash dividends on Common Stock for periods subsequent to January 1, 1999 until the Board of Directors determines otherwise. Although dividends on all of our outstanding series of preferred stock are payable if and when declared by the Board of Directors, the terms of each outstanding series of preferred stock provide

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2004 and 2003

that dividends are cumulative, except for the redeemable, non-cumulative, convertible preferred stock. As of September 30, 2004 there is approximately $11.8 million of accrued and unpaid dividends on our outstanding preferred stocks. We do not anticipate having funds available to pay dividends on our stock for the foreseeable future.

Longer-term liquidity is dependent upon new financing being available prior to maturity of the Working Capital Revolver Loan. One of our non-ThermaClime subsidiaries continues to actively market its investment in a chemical plant located in Pryor, Oklahoma. We do not currently have a contract for the sale of this plant. If this plant is sold, we intend to use the proceeds from the sale to reduce debt.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with our September 30, 2004 Condensed Consolidated Financial Statements.

Certain statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" may be deemed forward-looking statements. See "Special Note Regarding Forward-Looking Statements".

 Overview

General

 We are a diversified holding company and, as a result, depend on credit agreements and our ability to obtain funds from our subsidiaries in order to pay our obligations. Our wholly-owned subsidiary, ThermaClime, Inc., ("ThermaClime"), through its subsidiaries, owns substantially all of our core businesses consisting of the Climate Control and Chemical Businesses. Historically, ThermaClime's primary cash needs have been for operating expenses, working capital and capital expenditures. ThermaClime and its subsidiaries depend on credit agreements, internally generated cash flows, and secured equipment financing in order to fund their activities.

ThermaClime is restricted as to the funds that it may transfer to LSB and its consolidated affiliates that are not borrowers under its $50 million term loan ("Senior Secured Loan") and its $50 million revolving credit facility ("Working Capital Revolver Loan").

Most of our Climate Control Business products are produced to customer orders that are placed well in advance of required delivery dates. As a result, the Climate Control Business maintains significant backlogs of customer orders that eliminate the necessity to carry substantial inventories other than for firm customer orders. The Climate Control Business has historically generated consistent annual profits and positive cash flows.

During 2003 and 2004, the Climate Control Business' profitability has been reduced by start-up costs and losses of certain new product lines. During 2004 and into 2005, the emphasis will be to increase the sales of these start-up operations, getting them past the start-up mode and generating an operating profit in 2005.

The Climate Control Business' objectives include the continued emphasis on increasing the sales and operating margins of existing products and on new product development.

The Climate Control Business has significant market share in its niche of the United States commercial and residential HVAC business. Climate Control's two primary product lines are hydronic fan coils and water source heat pumps. The Climate Control Business has historically generated consistent profits and cash flow although their profitability was lower in 2003 due to the impact of reduced demand for hydronic fan coils nationally. The hydronic fan coil market was impacted by a slowdown in major construction projects and deferral of major renovations attributed to events of September 11, 2001. Our higher order levels in 2004 for hydronic fan coils are consistent with the turnaround in construction industry forecasts which predicted that new hotel construction starts and renovation would increase during 2004. The water source heat pump product line experienced a 5% growth in calendar year 2003, 20% growth in the first nine months of 2004. Included in Climate Control's operating results are certain start-up operations and/or services that have adversely affected operating results in recent periods. We believe that we have significantly strengthened the sales and marketing infrastructure of these start-up operations during the last two years and expect future growth in sales.

The Chemical Business is primarily a nitrogen business that has historically been subject to broad swings in raw material prices and the selling prices of its products. The primary raw material feedstocks are anhydrous ammonia and natural gas, which are commodities and are purchased at prices in effect at time of purchase.

Due to the volatility of the costs for our major raw materials used in our Chemical Business, we have historically experienced new revisions to our forecast on a frequent basis during the course of a year. As a result, our actual results may be significantly different than our forecast which could have a material adverse impact on our liquidity and future operating results.

The volatility of our Chemical Business is due, in part, to significant price fluctuations of our Chemical Business' primary raw material feedstocks (anhydrous ammonia and natural gas), which are commodities, and are purchased at prices in effect at time of purchase. From time to time, our Chemical Business enters into purchase contracts based upon NYMEX futures prices to lock in future natural gas prices. In numerous instances, our Chemical Business is not able to fully pass on to its customers increased cost of the raw material feedstocks as part of the sales price. As a result, our Chemical Business is pursuing a strategy of developing customers that purchase substantial quantities of products pursuant to contracts and/or formulas that provide for the pass through of raw material costs. Currently, sales prices for approximately 65% of the sales of the Chemical Business are based upon sales pricing formulas which provide for a pass through of variable costs plus certain fixed costs and a profit margin. We are striving to enter into similar arrangements with additional customers in the future. These cost-plus arrangements help to reduce the exposure to unpredictable raw material costs. We continue to be concerned about the recent increases in the cost of natural gas.

We are currently purchasing all of our requirements of anhydrous ammonia from a supplier under a contract that expires in December 31, 2004. Our current supplier has suggested that we renew our existing contract in approximately the same terms and conditions as our existing contract. We are currently in negotiations with our current supplier and other suppliers and believe we will have a new anhydrous ammonia supply contract in place on or prior to December 31, 2004.

The remaining sales volume of the Chemical Business that is sold at market price is primarily sold in its agricultural market. The recent problem with profitability in the agricultural market has been an imbalance of supply and demand. For a number of years, the production capacity for nitrogen fertilizer including imported products, has exceeded the demand, resulting in low selling prices compared to our cost of production. This oversupply in the market of agricultural nitrogen products of the kind we produce has resulted in an inability to pass through the entire natural gas and ammonia cost increases when they occur. We believe that there will be some improvement in this imbalance condition. The first six months of 2004 included two events that had a major impact on the prilled nitrogen fertilizer market. Imported products, which the industry expected would approximate 2003 levels, were approximately 250,000 tons more than 2003. This increased product on the market had a negative effect on selling prices during the first six months of 2004. We believe that most of this product has now worked itself through the marketplace. The other event that had a major impact was a wet spring that worsened in our primary marketing area, the southern tier of the United States, where record or near record rainfall totals in the month of June 2004 severely impacted sales. In the third quarter and as of the date of this report, the industry outlook for nitrogen fertilizer is for firm demand and favorable selling prices.

The fourth quarter results will be adversely affected as a result of a mechanical failure in one of the four nitric acid plants at the El Dorado, Arkansas plant. The failure which resulted in major damage is apparently related to a gas expander that had recently been overhauled by the original manufacturer. The plant that normally produces 10,000 tons per month went down unexpectedly on October 7, 2004. Management estimates that the plant will not be back to normal production until late February 2005. We estimate that approximately $3.5 million will be required to repair and rebuild the plant to allow it to resume normal production. Our property insurance is subject to a $1 million deductible and a forty-five day waiting period before our business interruption will cover losses resulting from the lost production. We are unable, at this point, to estimate the cash flow and earnings impact resulting from the incident. However, we estimate the lost production during this period of downtime, using projected selling prices, is in the range of $10 to $12 million.

ThermaClime's operations are largely dependent upon a positive cash flow from operations and borrowing availability under its working capital revolver. Cash flow and liquidity will continue to be managed very carefully. We have maintained compliance with all loan covenants in our agreements and expect to continue to do so.

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

ThermaClime and its subsidiaries depend upon the five year Senior Secured Loan that was completed in September 2004 and upon the Working Capital Revolver Loan discussed below, in addition to internally generated cash flows to fund operations and pay their obligations.

ThermaClime's ability to maintain an adequate amount of borrowing availability under its Working Capital Revolver Loan depends on its ability to comply with the terms and conditions of such agreement, the lender's commitment to making the facility available to us and cash flow from operations.

As previously discussed, the Working Capital Revolver Loan matures April 2005. We have had preliminary renewal discussions with representatives of our present lender and they have indicated an interest in renewing the Working Capital Revolver Loan on or prior to the maturity date. We believe that the Working Capital Revolver Loan will be refinanced on terms and conditions no more restrictive than the terms and conditions in the current Working Capital Revolver Loan. If the Working Capital Revolver Loan is not refinanced, or replaced a significant curtailment of operations could occur.

As discussed in "Loan Agreements-Terms and Conditions" of this Management's Discussion and Analysis, ThermaClime and certain of its' subsidiaries completed a $50 million Senior Secured Loan. The proceeds were used as follows (in thousands):

Repaid Financing Agreement and accrued interest due 2005	$36,800
Repurchased Senior Unsecured Notes due 2007	5,000
Purchased interest rate cap	1,000
Paid down Working Capital Revolver Loan and related term loan	5,600
Other fees and costs	1,600
Total Uses	$50,000

The Senior Secured Loan includes a fixed charge coverage ratio covenant that requires EBITDA as defined, to be equal to or in excess of fixed charges. Fixed charges are defined as interest expense, scheduled debt service requirements and capital expenditures. This covenant is measured quarterly for the trailing twelve months.

The continued compliance with this important financial covenant will require that we generate sufficient EBITDA as defined and carefully control capital expenditures.

ThermaClime is restricted under its credit agreements as to the funds that it may transfer to us and our affiliates that are not subsidiaries of ThermaClime. This limitation does not prohibit payment of amounts due under a Services Agreement, a Management Agreement and a Tax Sharing Agreement.

As of September 30, 2004 ThermaClime had cash and working capital availability of $20.9 million while non-ThermaClime entities had cash and working capital availability of $1.2 million.

Borrowings under the Working Capital Revolver Loan at September 30, 2004 were $23.9 million. Subsequently, the net borrowing is expected to increase in the fourth quarter of 2004 as a result of funding the approximate $10 million lease payment in December 2004 related to the Baytown Facility. Based on our current forecasts for the remainder of 2004, we anticipate that we will have adequate cash from internal cash flows and financing sources to enable us to satisfy our cash requirements and pay our obligations as they are due for the balance of 2004.

Our Chemical Business has historically required significant investment to fund capital expenditures, while our Climate Control Business has been much less capital intensive. We believe we have approximately $2.7 million of committed capital expenditures related to our Chemical Business for the remainder of 2004 which includes $2.3 million relating to operations, and $.4 million for environmental compliance, in addition to the cost to repair the nitric acid plant at the El Dorado Facility discussed in the "Overview" of the Management's Discussion and Analysis. Other capital expenditures are believed to be discretionary and are dependent upon an adequate amount of liquidity and/or obtaining acceptable funding.

To meet the requirements of the new Discharge Water permit for the El Dorado Facility, we currently expect to incur capital expenditures of approximately $3 to $4 million over the next three years to construct a new water treatment and discharge facility plus reimbursement to the City of El Dorado, Arkansas ("City") for our pro-rata portion of engineering and construction costs of $1.6 million for the City to build a pipeline for the discharge water. We are continuing to review the design and configurations of treatment and discharge facilities to address the permitting issues.In addition, certain expenditures will be required to bring the sulfuric acid plant's air emissions to lower limits. The design of additional emission controls at this plant is underway. The ultimate cost of any technological changes required cannot presently be determined, but is believed to be a between $1.5 million and $3 million. These projects are expected to require funding over a six-year period, beginning in 2004.

One of our non-ThermaClime subsidiaries continues to actively market its investment in a chemical plant located in Pryor, Oklahoma. We do not currently have a contract for the sale of this plant. If this plant is sold, we intend to use the proceeds from the sale to reduce debt.

Critical Accounting Policies

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and disclosures of contingent liabilities. Management's judgment and estimates in the following areas are based on information available from internal and external resources at that time. Actual results could differ materially from these estimates and judgments, as additional information becomes known. The more significant areas of financial reporting impacted by management's judgment, estimates and assumptions during the nine months ended September 30, 2004 include the following:

Impairment of Long-Lived Assets including Goodwill - We have considered impairment of our long-lived assets and related goodwill. Based on management's current estimates and assumptions, we recognized an impairment of $.3 million relating to corporate assets during the nine and three months ended September 30, 2004. The timing of impairments cannot be predicted with any certainty and are primarily dependent on market conditions outside our control. Should sales prices drop dramatically without a similar decline in the raw material costs or should other matters, including the environmental requirements and/or operating requirements set by Federal and State agencies change substantially from our current expectations, a provision for impairment may be required based upon such event or events. See Note 6 of Notes to Condensed Consolidated Financial Statements.

Compliance with Long-Term Debt Covenants - The Working Capital Revolver Loan, as amended, of ThermaClime and its subsidiaries require that ThermaClime meet certain lender defined earnings before interest, income taxes, depreciation and amortization ("EBITDA") and capital expenditure limitation amounts quarterly, on a trailing twelve-month basis. The Senior Secured Loan and the Working Capital Revolver Loan require ThermaClime to achieve specified fixed charge coverage ratios measured quarterly, on a trailing twelve-month basis and on an annual basis, respectively. ThermaClime's forecasts for the remainder of 2004 indicate that ThermaClime will be able to meet all required covenant tests for the year ending in December 2004.

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

Income Tax Accruals - Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes, and the amounts used for income tax purposes. Valuation allowances are provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. We are able to realize deferred tax assets up to an amount equal to the future reversals of existing taxable temporary differences. The taxable temporary differences will turn around in the loss carry forward period as the differences reverse. Other differences will turn around as the assets are realized or liabilities are paid in the normal course of business. At September 30, 2004 our deferred tax assets were net of a valuation allowance of approximately $22 million ($28 million at December 31, 2003). (See Note 2 of Notes to Condensed Consolidated Financial Statements).

Contingencies - We are a party to various litigation and other contingencies, the ultimate outcome of which is not presently known. Should the ultimate outcome of these contingencies be adverse, such could create an event of default under ThermaClime's Working Capital Revolver Loan and the Senior Secured Loan and could adversely impact our liquidity and capital resources.

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

RESULTS OF OPERATIONS

 Nine months ended September 30, 2004 vs. Nine months ended September 30, 2003.

 Net Sales

 Net sales for the nine-month period ended September 30, 2004 were $280.3 million compared to $240.5 million for the same period in 2003 or an increase of $39.8 million. This increase includes increased sales in our Chemical Business of $21.2 million reflecting, in part, higher sales prices resulting from the increased cost of the raw material feedstock (anhydrous ammonia). Volume of tons sold in 2004 increased overall by 8% compared to the same nine-month period of 2003 while sales prices increased 7%. Our Climate Control sales increased $17.3 million due largely to increased demand for our heat pump products, continued growth in certain start-up operations and services and the net sales of MultiClima in 2004. See discussion under "General" of this Management's Discussion and Analysis.

Gross Profit

Gross profit was $42 million or 15% as a percentage of net sales for the nine months ended September 30, 2004 compared to $37.1 million or 15.4% for the nine-month period ended September 30, 2003. The increase in gross profit was primarily the result of increased sales in our Climate Control Business as discussed above offset, in part, by a decrease in gross profit of our Chemical Business primarily relating to a recovery of precious metals of $1.6 million during the first nine months of 2003 that did not reoccur in 2004. We follow the practice of expensing precious metals used as a catalyst in our Chemical Business' manufacturing processes as they are used because the amount and timing of recovery is not predictable. Periodically, we recover a portion of the amount previously expensed.

 Selling, General and Administrative Expenses

 Selling, general and administrative expenses were $37.8 million for the first nine months of 2004 compared to $30.7 million for the same period in 2003. The increase is due primarily to expenses relating to MultiClima in 2004 as previously discussed in this Management's Discussion and Analysis, expenses relating to certain start-up operations, professional fees incurred relating to a proposed unregistered offering of Senior Secured Notes which was terminated during the second quarter of 2004, and increased shipping and handling costs in the Climate Control Business due to the increase in fuel costs and higher sales.

Other Income

Other income for the nine-month period ended September 30, 2004 includes a gain of $2.1 million from the sales of certain non-operating assets by a non-ThermaClime subsidiary.

 Gains on Extinguishment of Debt

 As discussed in "Loan Agreements-Terms and Conditions" and "Liquidity and Capital Resources" of this Management's Discussion and Analysis, in September 2004, ThermaClime and certain of its subsidiaries completed a $50 million term loan. A portion of the proceeds were used to payoff the loans and accrued interest of $36.8 million under a Financing Agreement. In May 2002 ThermaClime, formerly ClimaChem, Inc., entered into a Financing Agreement pursuant to which they borrowed $35 million. The proceeds were used to repurchase $52.3 million face value aggregate principal amount of its' Senior Unsecured Notes. The transaction was accounted for as a debt restructuring. As a result, the gain on the transaction was deferred and all of the interest payments associated with the Financing Agreement was accounted for as long-term debt. All subsequent interest payments on the Financing Agreement up to and including the early repayment of the loan on September 16, 2004 were charged against the debt balance as accrued on the balance sheet.

Due to the repayment of the Financing Agreement prior to the maturity date of June 30, 2005, we recognized the remaining unearned interest of $4.4 million as a gain on extinguishment of debt.

 Provision for Loss on Notes Receivable

 Based on our current assessment of the parent company and MultiClima's current and projected liquidity and results of operations, we concluded that the outstanding notes receivable are not recoverable. As a result, effective July 1, 2004 we forgave and canceled the loan agreements in exchange for extending the Option's expiration date from June 15, 2005 to June 15, 2008. We have recognized a provision for loss of $1.4 million for the nine and three months ended September 30, 2004. As a result of the cancellation and our valuation of this Option, we no longer have a variable interest in this entity and are no longer required to consolidate this entity.

 Cumulative Effect of Accounting Change

Effective March 31, 2004 we included in our condensed consolidated balance sheet the consolidated assets and liabilities of the parent company of MultiClima as required under FIN 46 (See Note 9 of Notes to Condensed Consolidated Financial Statements). As a result, we recorded a cumulative effect of accounting change of $.5 million primarily relating to the elimination of embedded profit included in the cost of inventory which was purchased from MultiClima by certain of our subsidiaries.

Three months ended September 30, 2004 vs. Three months ended September 30, 2003.

 Net Sales

 Net sales for the three-month period ended September 30, 2004 were $92.4 million compared to $79 million for the same period in 2003 or an increase of $13.4 million. This increase includes increased sales in our Chemical Business of $6.6 million reflecting, in part, higher sales prices resulting from the increased cost of the raw material feedstocks (anhydrous ammonia and natural gas). Volume of tons sold in 2004 increased by 9% compared to the third quarter of 2003 while overall sales prices increased 6%. Our Climate Control sales increased $6 million due largely to increased demand for our heat pump and hydronic fan coil products. See discussion under "General" of this Management's Discussion and Analysis.

Gross Profit

Gross profit was $14.5 million or 15.7% as a percentage of net sales for the three months ended September 30, 2004 compared to $14 million or 17.7% for the three-month period ended September 30, 2003. The increase in gross profit was the result of increased sales in our Climate Control Business as discussed above offset, in part, by a decrease in gross profit in our Chemical Business primarily relating to a recovery of precious metals of $1.2 million during the three months ended September 30, 2003 that did not reoccur in 2004. We follow the practice of expensing precious metals used as a catalyst in our Chemical Business' manufacturing processes as they are used, because the amount and timing of recovery is not predictable. Periodically, we recover a portion of the amount previously expensed.

 Selling, General and Administrative Expenses

 Selling, general and administrative expenses were $12.5 million for the third quarter ended September 30, 2004 compared to $10.2 million for the same period in 2003. The increase is due primarily to expenses relating to certain start-up operations and increased shipping and handling costs in our Climate Control Business due to the increase in fuel costs and higher sales.

Gain on Extinguishment of Debt

 As discussed above and in "Loan Agreements-Terms and Conditions" of this Management's Discussion and Analysis and Note 7 of Notes to Condensed Consolidated Financial Statement, due to the repayment of the Financing Agreement prior to the maturity date of June 30, 2005, we recognized the remaining unearned interest of $4.4 million as a gain on extinguishment of debt.

Provision for Loss on Notes Receivable

 Based on our current assessment of the parent company and MultiClima's current and projected liquidity and results of operations, we concluded that the outstanding notes receivable are not recoverable. As a result, effective July 1, 2004 we forgave and canceled the loan agreements in exchange for extending the Option's expiration date from June 15, 2005 to June 15, 2008. We have recognized a provision for loss of $1.4 million for the nine and three months ended September 30, 2004. As a result of the cancellation and our valuation of this Option, we no longer have a variable interest in this entity and are no longer required to consolidate this entity.

Cash Flow From Operations

 Historically, our primary cash needs have been for operating expenses, working capital and capital expenditures. We have financed our cash requirements primarily through internally generated cash flow, borrowings under our revolving credit facilities, secured equipment financing and the sale of assets. See additional discussion concerning cash flows from our Climate Control and Chemical Businesses in Liquidity and Capital Resources of this Management's Discussion and Analysis.

Net cash provided by operating activities for the nine months ended September 30, 2004 was $2.9 million resulting primarily from operating cash flow and net cash provided from the increase in accounts payable partially offset by an increase in accounts receivable. The increase in accounts payable is due primarily to the increased production of climate control products. The increase in accounts receivable is due, in part, to improved sales during the third quarter of 2004 compared to the fourth quarter of 2003 of chemical and climate control products.

Cash Flow From Investing and Financing Activities

Net cash used by investing activities for the nine months ended September 30, 2004 included $6.3 million for capital expenditures of which $5.5 million is for the benefit of our Chemical Business.

Net cash provided by financing activities included net proceeds from the Senior Secured Loan of $47.7 million as discussed in "Loan Agreements-Terms and Conditions" of this Management's Discussion and Analysis and other long-term and other borrowings of $2.7 million offset, in part, by payments on the Financing Agreement of $38.5 million, acquisition of a portion of the Senior Unsecured Notes of $5 million and payments on other long-term and other debt of $4.2 million.

 Off-Balance Sheet Arrangements

 We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

 Aggregate Contractual Obligations

 In the operation of our businesses, we enter into contracts, leases and borrowing arrangements. In connection with a series of agreements with Bayer Corporation ("Bayer"), under which we are to supply nitric acid with a provision for pass through of production costs subject to certain performance obligations on our part, a subsidiary of ThermaClime entered into a 10 year lease ("Baytown Lease") in June 1999 that requires minimum future net lease rentals of approximately $46.7 million at September 30, 2004. The lease payments are includable costs in these agreements. These lease rentals are made monthly on a straight-line basis over the term of the agreements, typically with one annual payment representing a majority of the amount due for the year. The annual payment for 2004, approximately $10.3 million due in December 2004, has been considered in evaluating our liquidity. Our ability to perform on this lease commitment is contingent upon Bayer's performance under the related purchase agreement and our liquidity.

As discussed in our Annual Report on Form 10-K for the year ended December 31, 2003, we had certain contractual obligations at December 31, 2003, with various maturity dates, related to the following:

  long-term debt,
  operating leases,
  purchase obligations, and
  other long-term liabilities.

As discussed in "Liquidity and Capital Resources" and "Loan Agreements-Terms and Conditions" of this Management's Discussion and Analysis, during the first nine months of 2004 and through the date of this report, significant matters concerning our contractual obligations include the following:

  In September 2004, ThermaClime and certain of its subsidiaries completed a $50 million term loan ("Senior Secured Loan"). The Senior Secured Loan is to be repaid as follows:

  Quarterly interest payments beginning September 30, 2004;

  Quarterly principal payments of $312,500 beginning September 30, 2007;

  A balloon payment of the remaining outstanding principal of $47.5 million and accrued interest on September 16, 2009.

The proceeds of the Senior Secured Notes were used as follows:

  Repaid the outstanding principal balance due 2005 under the Financing Agreement plus accrued interest of $36.8 million;

  Repurchased a portion of ThermaClime's 10 3/4% Senior Unsecured Notes due 2007, held by the Lender, plus accrued interest of $5.2 million;

  Paid certain fees and expenses of $2.4 million including the cost of an interest cap which sets a maximum annual interest rate of 11% or 11.5% depending on the leverage ratio;

  Repaid the outstanding principal balance of a term loan of $.4 million;

  Paid down the Working Capital Revolver Loan with the remaining balance.

  The revolving line of credit relating to the Summit Facility has been increased from $650,000 to $1,000,000 and the maturity date has been extended from February 2005 to July 2006.
  In September 2004, one of our subsidiaries borrowed $2.6 million under a loan maturing in September 2007. The proceeds of this loan were used as follows:
  Repaid loans of $1.2 million;

  The remaining balance to be used for working capital.

Loan Agreements - Terms and Conditions

 As discussed in "Liquidity and Capital Resources" of this Management's Discussion and Analysis, ThermaClime finances its working capital requirements through borrowings under a Working Capital Revolver Loan that matures in April 2005. As of September 30, 2004 borrowings outstanding were $23.9 million and ThermaClime had borrowing availability of an additional $18.8 million based on eligible collateral. The Working Capital Revolver Loan is secured by receivables, inventories and intangibles of all the ThermaClime entities other than El Dorado Nitric Company and its subsidiaries, and a second lien on certain real property and equipment. A prepayment penalty of 1% of the facility is due to the lender should the borrowers elect to prepay the facility prior to maturity.

The Working Capital Revolver Loan requires that ThermaClime and its Climate Control Business meet certain financial covenants. The required EBITDA amount is $15 million for the year ending December 31, 2004. The EBITDA requirement is $10 million for the Climate Control Business for the year ending December 31, 2004. The EBITDA requirements were set at amounts based upon our forecasts which are presently considered by management to be achievable.

We have the ability to set our financial covenants under our Working Capital Revolver Loan with our lender on an annual basis each January. In setting these covenants, we provide the lender with a forecast that we believe to be a very conservative estimate of our operating results for the coming year. For 2004, we have established mutually agreeable limits that we believe are well within our ability to achieve.

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

In September 2004, ThermaClime and certain of its subsidiaries (the "Borrowers") completed a $50 million term loan ("Senior Secured Loan") with a certain lender (the "Lender"). See "Aggregate Contractual Obligations" of this Management's Discussion and Analysis for repayment terms and the use of proceeds.

The Senior Secured Loan accrues interest at the applicable LIBOR rate, as defined, plus an applicable LIBOR margin, as defined or, at the election of the Borrowers, the alternative base rate, as defined, plus an applicable base rate margin, as defined, with the annual interest rate not to exceed 11% or 11.5% depending on the leverage ratio. At September 30, 2004 the effective interest rate was 9.975%.

The Borrowers are subject to numerous affirmative and negative covenants under the Senior Secured Loan agreement including, but not limited to, limitation on the incurrence of certain additional indebtedness and liens, limitations on mergers, acquisitions, dissolution and sale of assets, and limitations on declaration of dividends and distributions to us, all with certain exceptions. The Borrowers are also subject to a minimum fixed charge coverage ratio, measured quarterly on a trailing twelve-month basis. The Borrowers' fixed charge coverage ratio for the twelve-month period ended September 30, 2004 exceeded the required ratio. The maturity date of the Senior Secured Loan can be accelerated by the Lender upon the occurrence of a continuing event of default, as defined.

The Senior Secured Loan agreement includes a prepayment fee equal to 3% of the principal amount should the Borrowers elect to prepay any principal amount prior to September 15, 2005. This fee is reduced to 2% during the second twelve-month period and to 1% during the third twelve-month period and 0% thereafter.

The Senior Secured Loan is secured by (a) a first lien on (i) certain real property and equipment located at the El Dorado Facility, (ii) certain real property and equipment located at the Cherokee Facility, (iii) certain equipment of the Climate Control Business, and (iv) the equity stock of certain of ThermaClime's subsidiaries, and (b) a second lien on the assets upon which ThermaClime's Working Capital Revolver lender has a first lien. The Senior Secured Loan is guaranteed by the Company and is also secured with the stock of ThermaClime.

The Working Capital Revolver Loan agreement and the Senior Secured Loan contain cross-default provisions. If ThermaClime fails to meet the financial covenants of the Senior Secured Loan, the lender may declare an event of default, making the debt due on demand. If this should occur, there are no assurances that we would have funds available to pay such amount or that alternative borrowing arrangements would be available. Accordingly, ThermaClime could be required to curtail operations and/or sell key assets as discussed above. These actions could result in the recognition of losses that may be material.

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

No dividends or other distributions, other than dividends payable in Common Stock, shall be declared or paid, and no purchase, redemption or other acquisition shall be made, by us in connection with any shares of Common Stock until all cumulative and unpaid dividends on the Series 2 Preferred, Series B Preferred and Series D Preferred shall have been paid. As of September 30, 2004 the aggregate amount of unpaid dividends in arrears on our Series 2 Preferred, Series B Preferred and Series D Preferred totaled approximately $10.6 million, $1.1 million and $.1 million, respectively. We do not anticipate having funds available to pay dividends on our stock (Common or Preferred) for the foreseeable future.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

General

 Our results of operations and operating cash flows are impacted by changes in market interest rates and changes in market prices of copper, steel, anhydrous ammonia and natural gas.

 Forward Sales Commitments Risk

 Periodically our Chemical Business enters into forward firm sales commitments of chemical products for deliveries in future periods. As a result, we could be exposed to embedded losses should our product costs exceed the firm sales prices. To minimize this risk, our Chemical Business enters into exchange-traded futures for natural gas as discussed below. At September 30, 2004 our sales commitments were for 16,400 tons of UAN, 3,200 tons of HDAN and 3,188 tons of ammonia through January 2005. In connection therewith, we recognized a loss on these sales of $286,000.

Commodity Price Risk

Our Climate Control Business buys substantial quantities of copper and steel for use in manufacturing processes and our Chemical Business buys substantial quantities of anhydrous ammonia and natural gas as feedstocks generally at market prices. Periodically, our Climate Control Business enters into exchange-traded futures for copper and steel and our Chemical Business enters into exchange-traded futures for natural gas, which contracts are generally accounted for on a mark-to-market basis. At September 30, 2004 our purchase commitments under these contracts were for 1 million pounds of copper through December 2005 at a weighted average cost of $1.18 per pound ($1,181,000) and a weighted average market value of $1.28 per pound ($1,277,000) and for 70,000 MMBtu of natural gas through December 2004 at a weighted average cost of $6.29 per MMBtu ($441,000) and a weighted average market value of $7.04 per MMBtu ($492,000).

Interest Rate Risk

 Our interest rate risk exposure results from our debt portfolio which is impacted by short-term rates, primarily prime and LIBOR rate-based borrowings from commercial banks, and long-term rates, primarily fixed-rate notes, some of which prohibit prepayment or require substantial prepayment penalties.

Reference is made to our Form 10-K for the year ended December 31, 2003, for an expanded analysis of expected maturities of long-term debt and its weighted average interest rates.

As of September 30, 2004 the fair market value of our variable rate and fixed rate debt exceeded our carrying amount, which aggregated $90.7 million (excluding the Senior Unsecured Notes), by approximately $.5 million. (At December 31, 2003 the carrying value exceeded the fair market value by $6 million). The increase in the debt's fair market value relates primarily to the prepayment of the Loans under the Financing Agreement that ultimately had a carrying value in excess of the fair market value of $4.4 million. The prepayment was made with a portion of the proceeds from the Senior Secured Loan which carrying amount approximates the fair market value. See discussion in "Loan Agreements-Terms and Conditions" of this Management's Discussion and Analysis. Currently, there is no active market for the Senior Unsecured

Notes, therefore the fair value is not determinable; however, the carrying value is $13.3 million at September 30, 2004 ($18.3 million at December 31, 2003).

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

Any weaknesses identified in our internal controls as part of the evaluation being performed by us and our independent public accountants pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 could have an adverse effect on our businesses.

SPECIAL NOTE REGARDING
FORWARD-LOOKING STATEMENTS

Certain statements contained within this report may be deemed "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements in this report other than statements of historical fact are Forward-Looking Statements that are subject to known and unknown risks, uncertainties and other factors which could cause actual results and performance of the Company to differ materially from such statements. The words "believe", "expect", "anticipate", "intend", "will", and similar expressions identify Forward-Looking Statements. Forward-Looking Statements contained herein relate to, among other things, the agricultural products are the only seasonal products,
construction industry forecasts predict that new hotel construction starts and renovation will increase during 2004, the anticipated consent order for Slurry will not have a material adverse effect on the Company, the amount of committed capital expenditures related to our Chemical Business including the amount to return the El Dorado Facility to normal operations, amounts to be spent relating to compliance with federal, state and local environmental laws at the El Dorado Facility including matters relating to the sulfuric acid plant, liquidity and availability of funds,
anticipated financial performance,
adequate cash for the balance of 2004 from internal cash flows and financing sources to meet our presently anticipated working capital requirements, adequate resources to meet our obligations as they come due, ability to make planned capital improvements,
amount of and ability to obtain financing for the Discharge Water disposal project, the Working Capital Revolver lender will not invoke the Subjective Acceleration Clause, the El Dorado plant will not be back to normal production until late February 2005, the lost production at the El Dorado plant during the period of downtime, using projected selling prices, is in the range of $10 to $12 million, future results will be adversely affected as a result of a mechanical failure in one of the four nitric acid plants at the El Dorado plant, the Plea Agreement will be finalized by the end of 2004 and that it will not have a material adverse effect on the Company,
ThermaClime's forecasts for 2004 for ThermaClime's operating results meeting all required covenant tests for the year ending in 2004, ability to maintain compliance with all loan covenants,
management anticipation that other contingent claims and legal actions will result in no substantial adverse impact on our operating results and/or liquidity,
IEC has meritorious defenses to the lawsuit styled Hilton Hotels, et al. v. International Environmental Corporation, et al.,
the final revised permit governing the Discharge Water provides appropriate guidelines that are acceptable to EDC, -51-
the amount of additional expenditures required under the final revised Discharge Water permit,
EDC's ability to comply with the terms of the final revised Discharge Water permit due to current liquidity and other information, the amount of additional expenditures relating to the draft Air CAO, the good likelihood that Cherokee will recover monies from Dynegy over and above any monies which may be recovered by the plaintiff or owed to Dynegy,
Climate Control's start-up operations will increase sales,
improvement in the imbalance of supply and demand in the agricultural market, the Working Capital Revolver Loan will be refinanced on terms and conditions no more restrictive than its current terms and conditions, we intend to vigorously defend ourself against the claim by Southwest, the Climate Control Business' objectives include the continued emphasis on increasing the sales and operating margins of existing products and on new product development and management utilizing the net borrowing availability under the Working Capital Revolver Loan at a relatively high level during the fourth quarter of 2004.

While we believe the expectations reflected in such Forward-Looking Statements are reasonable, we can give no assurance such expectations will prove to have been correct. There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to, decline in general economic conditions, both domestic and foreign, material reduction in revenues,
material increase in interest rates,
ability to collect in a timely manner a material amount of receivables, increased competitive pressures,
changes in federal, state and local laws and regulations, especially environmental regulations, or in interpretation of such, pending, additional releases (particularly air emissions) into the environment, material increases in equipment, maintenance, operating or labor costs not presently anticipated by us, the requirement to use internally generated funds for purposes not presently anticipated, the inability to secure additional financing for planned capital expenditures, the cost for the purchase of anhydrous ammonia and natural gas, the loss of any significant customer,
changes in operating strategy or development plans,
identified weaknesses in internal controls and procedures under Section 404 of the Sarbanes-Oxley Act of 2002, inability to fund the working capital and expansion of our businesses, adverse results in any of our pending litigation,
inability to obtain necessary raw materials,
inability to refinance or obtain a replacement for the Working Capital Revolver Loan and other factors described in "Management's Discussion and Analysis of Financial Condition and Results of Operation" contained in this report.

Given these uncertainties, all parties are cautioned not to place undue reliance on such Forward-Looking Statements. We disclaim any obligation to update any such factors or to publicly announce the results of any revisions to any of the Forward-Looking Statements contained herein to reflect future events or developments.

Report of Independent Registered Public Accounting Firm

The Board of Directors
LSB Industries, Inc.

We have reviewed the condensed consolidated balance sheet of LSB Industries, Inc. as of September 30, 2004 and the related condensed consolidated statements of income for the nine-month and three-month periods ended September 30, 2004 and 2003, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2004 and 2003. These financial statements are the responsibility of the Company's management.

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

                                                                            ERNST & YOUNG LLP
Oklahoma City, Oklahoma
November 9, 2004

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

 There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or to which any of their property is the subject not previously reported in the Company's Form 10-K for year ended December 31, 2003 ("10-K"), and the Company's Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004 ("10-Qs"), except as follows:

1. Formal Demand for Arbitration - In June 2004, Johnson Controls, Inc. ("JCI") filed a formal demand for arbitration with the American Arbitration Association against Trison Construction, Inc. ("TCI"), a subsidiary of the Company. JCI is alleging that it has sustained damages of approximately $1.7 million as a result of alleged defects in Trison's work in connection with a facility located in Ada, Oklahoma. JCI also made demand under Trison's performance bond.

2. Lawsuit Settlement - The lawsuit styled William D. Bishop, Chapter 7 Trustee for Lodestar Energy, Inc., et al. v. El Dorado Chemical Company ("EDC") pending in the United States Bankruptcy Court for the Eastern Division of Kentucky was settled by EDC for $107,000, subject to approval by the Bankruptcy Court.

3. Plea Agreement - In January 2002, the U.S. Attorney for the Western District of Arkansas opened an investigation as a result of the drainage of the pond. EDC and two EDC employees received letters during April 2002, from the United States Attorney's office in Fort Smith, Arkansas indicating that a criminal charge could be brought against EDC and two employees as a result of the draining of the equalization pond. Because of a recusal by the U.S. Attorney, the investigation is being handled by the U.S. Department of Justice. EDC and one of its employees have entered into a Plea Agreement with the United States, with EDC and the employee pleading guilty to one misdemeanor count for negligently violating a permit, to wit: failing to report a discharge within 24 hours, a misdemeanor. EDC expects the United States to finalize the Plea Agreement prior to the end of 2004. Under the Plea Agreement, EDC will pay a fine of $40,000, and the employee will be placed on probation for one year. Although there are no assurances, as of the date of this report, the Company does not believe that the Plea Agreement will have a material adverse effect on the Company.

4. Asserted Financing Fee - On December 4, 2003, the Company and Southwest Securities, Inc. ("Southwest") entered into a letter agreement whereby the Company agreed to retain Southwest to assist the Company in obtaining financing for the Company. Southwest's right to a fee under the Agreement is limited to a refinancing occurring during "a period of sixty days, to be extended if a transaction is ongoing." A financing did not occur within sixty days of the date of the Agreement, nor was a funding transaction "ongoing" at the end of that period. In September 2004, more than ten months after the date of the Agreement between the Company and Southwest, ThermaClime borrowed $50 million from Orix USA Corporation. It is the Company's position that the Orix financing transaction was not the result of any efforts by Southwest, nor was it the culmination of any negotiations or transaction commenced during the sixty-day term of the Agreement. Nonetheless, Southwest has asserted that it is entitled to a fee of $1.7 million pursuant to the Agreement. The Company brought an action against Southwest in Oklahoma state court in a lawsuit styled LSB Industries, Inc. v. Southwest Securities, Inc. pending in the Oklahoma District Court, Oklahoma County, for a declaratory judgment that the Company is not liable to Southwest under the Agreement as a result of the Orix financing transaction. The Company intends to vigorously defend itself against the claim by Southwest.

Item 2. Changes in Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table includes information relating to purchases of equity securities by the Company and affiliated purchasers, as defined, for the three months ended September 30, 2004.

Period	(a) Total number of shares of preferred stock purchased	(b) Average price paid per share of preferred stock	(c) Total number of shares of preferred stock purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares of common stock that may yet be purchased under the plans or programs
July 1, 2004- July 31, 2004	-	$ -	-	-
August 1, 2004- August 31, 2004	-	$ -	-	-
September 1, 2004- September 30, 2004	5,000	$ 54.12	-	-
Total	5,000	$ 54.12	-	-

During September 2004, we purchased 5,000 shares of Series 2 Preferred in the open market. These shares were canceled by the Company.

Item 3. Defaults upon Senior Securities

(b) Although dividends on our Series 2 Preferred are payable if and when declared by the Board of Directors, the terms of the Series 2 Preferred provide that dividends are cumulative. Our Board of Directors have not declared and paid dividends on our outstanding Series 2 Preferred since June 1999. The amount of the total arrearage of unpaid dividends on the outstanding Series 2 Preferred is $10.6 million as of September 30, 2004. In addition, we have decided to recommend our Board of Directors not declare the December 15, 2004 dividend payment on our outstanding Series 2 Preferred. If the December 15 dividend on the Series 2 Preferred is not paid, the amount of the total arrearage of unpaid dividends payable on the outstanding Series 2 Preferred will be $11.1 million.

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

Also our Board of Directors did not declare and pay the January 1 regular dividend on our Series B 12% Convertible, Cumulative Preferred Stock ("Series B") since 1999. Dividends in arrears at September 30, 2004 related to the Series B were $1.1 million.

In addition, dividends in arrears related to our Series D 6% Cumulative, Convertible Class C Preferred Stock was $.1 million as of September 30, 2004.

 Item 4. Submission of Matters to a Vote of Security Holders

 At the Company's 2004 Annual Meeting of Shareholders held on July 22, 2004 the following nominees to the Board of Directors were elected as directors of the Company:

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

4.1

Sixth Amendment, dated as of June 29, 2004 to the Loan and Security Agreement dated as of April 13, 2001 as amended, by and among LSB Industries, Inc., ThermaClime, Inc. and certain subsidiaries of ThermaClime, Inc., Congress Financial Corporation (Southwest) and Wells Fargo Foothill, Inc.

4.2

Seventh Amendment, dated as of September 15, 2004 to the Loan and Security Agreement dated as of April 13, 2001 as amended, by and among LSB Industries, Inc., ThermaClime, Inc. and certain subsidiaries of ThermaClime, Inc., Congress Financial Corporation (Southwest) and Wells Fargo Foothill, Inc.

4.3

Loan Agreement, dated September 15, 2004 between ThermaClime, Inc. and certain subsidiaries of ThermaClime, the Lender Capital Markets, L.L.C. and LSB Industries, Inc. ("Loan Agreement") which the Company hereby incorporates by reference from Exhibit 4.1 to the Company's Form 8-K, dated September 16, 2004. The Loan Agreement lists numerous Exhibits and Schedules that are attached thereto, which will be provided to the Commission upon the commission's request.

10.1	Second Amendment and Extension of Stock Purchase Option, effective July 1, 2004, between LSB Holdings, Inc., an Oklahoma corporation and Dr. Hauri AG, a Swiss corporation.
10.2	Debt Forgiveness Agreement, effective July 1, 2004, by and between Companie Financiere du Taraois, a French corporation and LSB Holding, Inc., an Oklahoma corporation.
15.1	Letter Re: Unaudited Interim Financial Information.
31.1	Certification of Jack E. Golsen, Chief Executive Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 302.
31.2	Certification of Tony M. Shelby, Chief Financial Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 302.
32.1	Certification of Jack E. Golsen, Chief Executive Officer, furnished pursuant to Sarbanes-Oxley Act of 2002, Section 906.
32.2	Certification of Tony M. Shelby, Chief Financial Officer, furnished pursuant to Sarbanes-Oxley Act of 2002, Section 906.
(b)	Reports on Form 8-K We filed the following reports on Form 8-K during the quarter ended September 30, 2004:
(i)

Form 8-K, dated August 10, 2004. The item reported was Item 12, "Results of Operations and Financial Condition", discussing the issuance of our earnings release for the quarter ended June 30, 2004.

(ii)

Form 8-K, dated September 16, 2004. The items reported were Item 1.02 "Termination of Material Definitive Agreements" and Item 2.03 "Creation of Direct Financial Obligation" discussing the completion of a $50 million term loan and the use of a portion of the proceeds to pay the outstanding principal balance and accrued interest under an existing loan agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly authorized, to sign this report on its behalf on this 17th day of November 2004.
LSB INDUSTRIES, INC.
By: /s/ Tony M. Shelby
Tony M. Shelby Executive Vice President of Finance (Chief Financial Officer)

By: /s/ Jim D. Jones
Jim D. Jones Senior Vice President, Controller and Treasurer (Principal Accounting Officer)