Form 10-Q
period 2005-03-31
LSB INDUSTRIES INC
filed 2005-05-06
CIK 60714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly period ended March 31, 2005
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

 The number of shares outstanding of the Registrant's voting common stock, as of May 2, 2005 was 13,711,738 shares, excluding 3,321,607 shares held as treasury stock.

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Information at March 31, 2005 is unaudited)
(Dollars in thousands)

Item 1.

ASSETS	March 31, 2005	December 31, 2004
Current assets:
Cash	$1,013	$1,020
Restricted cash	-	158
Accounts receivable, net	47,723	41,888
Inventories:
Finished goods	22,009	17,180
Work in process	2,564	2,364
Raw materials	9,520	9,113
Total inventories	34,093	28,657
Supplies, prepaid items and other:
Deferred rent expense	-	938
Precious metals	4,744	5,616
Other	6,264	5,261
Total current assets	93,837	83,538
Property, plant and equipment, net	69,576	70,219
Other assets:
Debt issuance and other costs, net	2,393	1,977
Investment in affiliate	3,205	3,111
Other, net	4,354	4,557
	$173,365	$163,402

(Continued on following page)

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Information at March 31, 2005 is unaudited)
(Dollars in thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY	March 31, 2005	December 31, 2004
Current liabilities:
Accounts and drafts payable	$25,463	$27,892
Accrued liabilities:
Customer deposits	2,126	3,421
Deferred rent expense	361	-
Other	15,513	13,006
Current portion of long-term debt	4,653	4,833
Total current liabilities	48,116	49,152
Long-term debt	111,244	101,674
Other noncurrent liabilities	4,081	4,178
Contingencies (Note 5)
Stockholders' equity:
Series B 12% cumulative, convertible preferred stock, $100 par value; 20,000 shares issued and outstanding; aggregate liquidation preference of $3,260,000 ($3,020,000 in 2004)	2,000	2,000
Series 2 $3.25 convertible, exchangeable Class C preferred stock, $50 stated value; 623,550 shares issued; aggregate liquidation preference of $42,737,000 ($42,234,000 in 2004)	31,177	31,177
Series D 6% cumulative, convertible Class C preferred stock, no par value; 1,000,000 shares issued; aggregate liquidation preference of $1,180,000	1,000	1,000
Common stock, $.10 par value; 75,000,000 shares authorized, 17,017,805 shares issued (16,400,985 in 2004)	1,702	1,640
Capital in excess of par value	57,329	57,352
Accumulated other comprehensive loss	(1,207)	(1,280)
Accumulated deficit	(65,426)	(66,840)
	26,575	25,049
Less treasury stock at cost:
Series 2 Preferred, 5,000 shares	200	200
Common stock, 3,321,607 shares	16,451	16,451
Total stockholders' equity	9,924	8,398

	$173,365	$163,402

(See accompanying notes)

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
Three Months Ended March 31, 2005 and 2004
(Dollars in thousands, except per share amounts)

2005	2004
Net sales	$86,681	$83,792
Cost of sales	72,132	72,513
Gross profit	14,549	11,279

Selling, general and administrative expenses	12,468	11,440
Operating income (loss)	2,081	(161)

Other income (expense):
Other income (Note 9)	2,106	2,096
Interest expense (Note 4)	(2,535)	(1,298)
Other expense	(238)	(215)
Income before provision for income taxes and cumulative effect of accounting change	1,414	422
Provision for income taxes	-	(4)
Income before cumulative effect of accounting change	1,414	418
Cumulative effect of accounting change (Note 10)	-	(536)
Net income (loss)	$1,414	$(118)

Net income (loss) applicable to common stock (Note 7)	$852	$(685)

Weighted average common shares (Note 7):
Basic	13,234,509	12,657,849

Diluted	14,833,375	12,657,849

Net income (loss) per common share (Note 7):
Basic and diluted:
Income (loss) before cumulative effect of accounting change	$.06	$(.01)
Cumulative effect of accounting change	-	(.04)
Net income (loss)	$.06	$(.05)

(See accompanying notes)

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
Three Months Ended March 31, 2005 and 2004
(Dollars in thousands)

2005	2004
Cash flows from operating activities:
Net income (loss)	$1,414	$(118)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Cumulative effect of accounting change	-	536
Gains on sales of property and equipment	(422)	(5)
Realization and reversal of firm sales commitments	-	(55)
Depreciation of property, plant and equipment	2,538	2,608
Amortization	374	228
Provision for losses on accounts receivables	94	250
Provisions for losses on (realization and reversal of) inventory	(242)	827
Provision for impairment on long-lived assets	75	-
Cash provided (used) by changes in assets and liabilities (net of effects of the consolidation of a variable interest entity - Note 10):
Accounts receivable	(5,847)	(7,169)
Inventories	(5,194)	(2,824)
Supplies, prepaid items and other	(190)	(436)
Accounts payable	(2,360)	3,856
Customer deposits	(1,295)	(1,839)
Deferred rent expense	1,299	1,451
Other accrued and noncurrent liabilities	2,412	(445)
Net cash used by operating activities	(7,344)	(3,135)
Cash flows from investing activities:
Capital expenditures	(2,156)	(3,158)
Proceeds from sales of property and equipment	508	5
Net change in restricted cash	158	-
Other assets	(571)	(184)
Net cash used by investing activities	(2,061)	(3,337)

(See accompanying notes)

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)
Three Months Ended March 31, 2005 and 2004
(Dollars in thousands)

2005	2004
Cash flows from financing activities:
Payments on long-term and other debt	$(665)	$(1,617)
Long-term and other borrowings	38	-
Net change in revolving debt facilities	10,056	7,400
Net change in drafts payable	(69)	82
Net proceeds from issuance of common stock	38	526
Net cash provided by financing activities	9,398	6,391
Net increase in cash from variable interest entity (Note 10)	-	711
Net increase (decrease) in cash	(7)	630

Cash at beginning of period	1,020	3,189
Cash at end of period	$1,013	$3,819

Supplemental cash flow information includes:
Noncash investing and financing activities:	2005	2004

Effects of the consolidation of a variable interest entity (Note 10):
Increase in property, plant and equipment	$-	$4,107
Elimination of notes receivable	$-	$(2,558)
Increase in other assets	$-	$311
Increase in long-term debt	$-	$(454)

(See accompanying notes)

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three Months Ended March 31, 2005 and 2004

Note 1: Basis of Presentation The accompanying Condensed Consolidated Financial Statements include the accounts of LSB Industries, Inc. (the "Company", "We", "Us" or "Our") and its subsidiaries. We are a diversified holding company which is engaged, through our wholly-owned subsidiary ThermaClime, Inc. ("ThermaClime") and its subsidiaries, in the manufacture and sale of a broad range of air handling and heat pump products (the "Climate Control Business") and the manufacture and sale of chemical products (the "Chemical Business"). See Note 9 - Segment Information. ThermaClime is a holding company with no significant assets or operations other than its investments in its subsidiaries. Entities that are 20% to 50% owned and for which we have significant influence are accounted for on the equity method. See Note 2 - Investment in Affiliate. All material intercompany accounts and transactions have been eliminated.

Certain reclassifications have been made in our Condensed Consolidated Financial Statements for 2004 to conform to our condensed consolidated financial statement presentation for 2005.

In the opinion of management, the unaudited Condensed Consolidated Financial Statements of the Company as of March 31, 2005 and for the three month periods ended March 31, 2005 and 2004 include all adjustments and accruals, consisting only of normal, recurring accrual adjustments, except for the cumulative effect of accounting change as discussed in Note 10 which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. These Condensed Consolidated Financial Statements should be read in connection with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004.

 Note 2: Investment in Affiliate One of our subsidiaries has a 50% equity interest in an energy conservation joint venture which is accounted for on the equity method. At March 31, 2005 and December 31, 2004, our investment was $3,205,000 and $3,111,000, respectively. For the three months ended March 31, 2005 and 2004, our equity in the joint-venture earnings were $182,000 and $159,000, respectively, and included in other income in the accompanying condensed consolidated statements of operations.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three Months Ended March 31, 2005 and 2004

Summarized financial information of the joint venture is as follows (in thousands):

March 31,	December 31,
2005	2004
Current assets	$2,589	$2,575
Noncurrent assets	$9,082	$9,333
Current liabilities	$1,619	$1,815
Noncurrent liabilities	$6,876	$7,019
Partners' capital	$3,176	$3,074

Three Months Ended
March 31,
2005	2004
Total revenues	$1,090	$1,078
Operating income	$548	$536
Net income	$364	$319

Note 3: Product Warranty Our Climate Control Business sells equipment that has an expected life, under normal circumstances and use, that extends over many years. As such, we provide warranties after equipment shipment/start-up covering defects in materials and workmanship.

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

The carrying amount of the product warranty obligation is as follows:

Three Months Ended March 31,
2005	2004
(In thousands)
Balance at beginning of period	$1,999	$1,693
Add: Charged to costs and expenses	411	379
Deduct: Costs incurred	(300)	(350)
Balance at end of period	$2,110	$1,722

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three Months Ended March 31, 2005 and 2004

Note 4: Long-Term Debt Long-term debt consists of the following:

March 31,	December 31,
2005	2004
(In thousands)
Senior Secured Loan due 2009 (A)	$50,000	$50,000
Working Capital Revolver Loan - ThermaClime (B)	37,568	27,489
10-3/4% Senior Unsecured Notes due 2007 (C)	13,300	13,300
Other, with interest at rates of 2% to 14.13%, most of which is secured by machinery, equipment and real estate	15,029	15,718
	115,897	106,507
Less current portion of long-term debt	4,653	4,833
Long-term debt due after one year	$111,244	$101,674

(A) In September 2004, ThermaClime and certain of its subsidiaries (the "Borrowers") completed a $50 million term loan ("Senior Secured Loan") with a certain lender (the "Lender"). The Senior Secured Loan is to be repaid as follows:

  quarterly interest payments which began September 30, 2004;
  quarterly principal payments of $312,500 beginning September 30, 2007;
  a balloon payment of the remaining outstanding principal of $47.5 million and accrued interest on September 16, 2009.

The Senior Secured Loan accrues interest at the applicable LIBOR rate, as defined, plus an applicable LIBOR margin, as defined or, at the election of the Borrowers, the alternative base rate, as defined, plus an applicable base rate margin, as defined, with the annual interest rate not to exceed 11% or 11.5% depending on the leverage ratio. At March 31, 2005 the effective interest rate was 11.09%.

The Borrowers are subject to numerous covenants under the Senior Secured Loan agreement including, but not limited to, limitation on the incurrence of certain additional indebtedness and liens, limitations on mergers, acquisitions, dissolution and sale of assets, and limitations on declaration of dividends and distributions to us, all with certain exceptions. The Borrowers are also subject to a minimum fixed charge coverage ratio, measured quarterly on a trailing twelve-month basis. The Borrowers' fixed charge coverage ratio exceeded the required ratio for the twelve-month period ended March 31, 2005. The maturity date of the Senior Secured Loan can be accelerated by the Lender upon the occurrence of a continuing event of default, as defined.

The Senior Secured Loan agreement includes a prepayment fee equal to 3% of the principal amount should the Borrowers elect to prepay any principal amount prior to September 15, 2005. This fee is reduced to 2% during the second twelve-month period and to 1% during the third twelve-month period and 0% thereafter.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three Months Ended March 31, 2005 and 2004

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

A portion of the proceeds of the Senior Secured Loan was used to repay the outstanding balance under a former financing agreement ("Financing Agreement"). There was no interest expense recognition on the Financing Agreement indebtedness from May 2002 through September 2004 since that transaction was accounted for as a voluntary debt restructuring in 2002.

(B) In April 2001, ThermaClime and its subsidiaries ("the Borrowers") entered into a $50 million revolving credit facility (the "Working Capital Revolver Loan") that provides for advances based on specified percentages of eligible accounts receivable and inventories for ThermaClime and its subsidiaries. Effective February 28, 2005 the Working Capital Revolver Loan was amended which, among other things, extended the maturity date to April 2009 and removed language considered as a subjective acceleration provision. The Working Capital Revolver Loan, as amended, accrues interest at a base rate (generally equivalent to the prime rate) plus .75% or LIBOR plus 2% (formerly base rate plus 2% or LIBOR plus 4.50%). The effective rate at March 31, 2005 was 5.22%. The facility provides for up to $8.5 million of letters of credit. Under the Working Capital Revolver Loan, as amended, the lender also requires the borrowers to pay a letter of credit fee equal to 1% (formerly 2.75%) per annum of the undrawn amount of all outstanding letters of credit, an unused line fee equal to .5% per annum for the excess amount available under the facility not drawn and various other audit, appraisal and valuation charges. All letters of credit outstanding reduce availability under the facility. Amounts available for additional borrowing under the Working Capital Revolver Loan at March 31, 2005 were $9.8 million.

In March 2005, we purchased two interest rate cap contracts for a cost of $590,000 which contracts are accounted for on a mark-to-market basis and are included in other assets in the accompanying condensed consolidated balance sheet. These contracts set a maximum three-month LIBOR base rate of 4.59% on $30 million and mature on March 29, 2009.

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
(Unaudited)
Three Months Ended March 31, 2005 and 2004

the second twelve-month period and to 1% during the third twelve-month period and 0% thereafter.

The Working Capital Revolver Loan, as amended, requires ThermaClime to maintain minimum quarterly earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined, for ThermaClime and its Climate Control Business on a trailing twelve-month basis. ThermaClime and its Climate Control Business's EBITDA for the twelve-month period ended March 31, 2005 was in excess of the required amounts. The trailing twelve-months EBITDA requirements for the remainder of 2005 range from $13.7 to $17.7 million for ThermaClime and is fixed at $10 million for the Climate Control Business. The Working Capital Revolver Loan also requires ThermaClime to achieve an annual fixed charge coverage ratio and limits capital expenditures, as defined, measured quarterly on a trailing twelve-month basis. The Working Capital Revolver Loan also contains covenants that, among other things, limit the borrowers' ability to: (a) incur additional indebtedness, (b) incur liens, (c) make restricted payments or loans to affiliates who are not Borrowers, (d) engage in mergers, consolidations or other forms of recapitalization, (e) dispose of assets, or (f) repurchase ThermaClime's 10-3/4% Senior Unsecured Notes. The Working Capital Revolver Loan also requires all collections on accounts receivable be made through a bank account in the name of the lender or their agent.

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

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three Months Ended March 31, 2005 and 2004

Note 4: Long-Term Debt (continued)
ThermaClime, Inc. Condensed Consolidating Balance Sheet As of March 31, 2005 (In thousands)
Combined Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	ThermaClime, Inc. (Parent)	Eliminations	Consolidated
Assets
Current assets:
Cash	$98	$-	$529		$627
Accounts receivable, net	40,781	4,835	15		45,631
Inventories	32,643	109	-		32,752
Supplies, prepaid items and other	4,450	155	2,042		6,647
Deferred income taxes	-	-	4,675		4,675
Total current assets	77,972	5,099	7,261		90,332

Property, plant and equipment, net	62,088	2,311	26		64,425
Investment in and advances to affiliates	-	-	106,004	$(106,004)	-
Receivable from Parent	28,165	9,995	-	(38,160)	-
Other assets, net	5,328	24	2,653	-	8,005
	$173,553	$17,429	$115,944	$(144,164)	$162,762

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$20,339	$2,288	$361		$22,988
Accrued liabilities	13,243	1,935	1,693		16,871
Due to LSB and affiliates	-	-	1,091		1,091
Current portion of long-term debt	427	353	-		780
Total current liabilities	34,009	4,576	3,145		41,730

Long-term debt	6,134	765	97,795		104, 694
Deferred income taxes	-	-	1,735		1,735
Other non-current liabilities	2,078	463	-		2,541

Stockholders' equity:
Common stock	66	1	1	$(67)	1
Capital in excess of par value	166,212	-	13,052	(166,212)	13,052
Accumulated other comprehensive loss	-	(1,207)	-	-	(1,207)
Due from LSB and affiliates	-	-	(2,558)	-	(2,558)
Retained earnings (deficit)	(34,946)	12,831	2,774	22,115	2,774
Total stockholders' equity	131,332	11,625	13,269	(144,164)	12,062
	$173,553	$17,429	$115,944	$(144,164)	$162,762

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three Months Ended March 31, 2005 and 2004

Note 4: Long-Term Debt (continued)
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

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three Months Ended March 31, 2005 and 2004

Note 4: Long-Term Debt (continued)
ThermaClime, Inc. Condensed Consolidating Statement of Operations Three Months Ended March 31, 2005 and 2004 (In thousands)
Combined Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	ThermaClime, Inc. (Parent)	Eliminations	Consolidated
2005

Net sales	$74,840	$10,599			$85,439
Cost of sales	62,606	9,603	$120		72,329

Gross profit (loss)	12,234	996	(120)		13,110

Selling, general and administrative	10,214	90	699	$(2)	11,001

Operating income (loss)	2,020	906	(819)	2	2,109

Other income (expense):
Interest and other income (expense), net	177	152	2,368	(2,334)	363
Interest expense	(2,408)	(10)	(2,218)	2,332	(2,304)
Income (loss) from operations before benefit (provision) for income taxes	(211)	1,048	(669)	-	168

Equity in earnings of subsidiaries	-	-	510	(510)	-
Benefit (provision) for income taxes	82	(409)	327	-	-
Net income (loss)	$(129)	$639	$168	$(510)	$168

2004

Net sales	$71,435	$11,360			$82,795
Cost of sales	62,405	10,380	$225		73,010

Gross profit (loss)	9,030	980	(225)		9,785

Selling, general and administrative	9,319	102	479	$(2)	9,898

Operating income (loss)	(289)	878	(704)	2	(113)

Other income (expense):
Interest and other income (expense), net	144	(89)	2,530	(2,544)	41
Interest expense	(2,622)	(8)	(938)	2,542	(1,026)
Income (loss) from operations before benefit (provision) for income taxes	(2,767)	781	888	-	(1,098)

Equity in losses of subsidiaries	-	-	(1,211)	1,211	-
Benefit (provision) for income taxes	1,079	(304)	(375)		400
Net income (loss)	$(1,688)	$477	$(698)	$1,211	$(698)

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three Months Ended March 31, 2005 and 2004

Note 4: Long-Term Debt (continued)
ThermaClime, Inc. Condensed Consolidating Statement of Cash Flows Three Months Ended March 31, 2005 and 2004 (In thousands)
Combined Guarantor Subsidiaries	Consolidated Non- Guarantor Subsidiaries	ThermaClime, Inc. (Parent)	Eliminations	Consolidated

2005

Cash flows provided (used) by operating activities	$(8,723)	$1,719	$(263)	$(7,267)

Cash flows from investing activities:
Capital expenditures	(2,017)	(1)	(3)	(2,021)
Proceeds from sale of property and equipment	1	-	-	1
Net change in restricted cash	-	-	158	158
Other assets	(107)	1	(545)	(651)
Net cash used by investing activities	(2,123)	-	(390)	(2,513)

Cash flows from financing activities:
Payments on long-term debt	(17)	(88)		(105)
Net change in revolving debt	(178)	-	10,257	10,079
Net change in due to/from LSB and affiliates	-	-	(417)	(417)
Advances to/from affiliates	10,965	(1,631)	(9,334)	-
Net cash provided (used) by financing activities	10,770	(1,719)	506	9,557
Net decrease in cash from all activities	(76)	-	(147)	(223)
Cash at the beginning of period	174	-	676	850
Cash at the end of period	$98	$-	$529	$627

2004

Cash flows provided (used) by operating activities	$(8,140)	$1,075	$2,100	$(4,965)
Cash flows from investing activities:
Capital expenditures	(2,864)	(267)	-	(3,131)
Other assets	(137)	-	-	(137)
Net cash used by investing activities	(3,001)	(267)	-	(3,268)

Cash flows from financing activities:
Payments on long-term debt	(125)	(88)	(909)	(1,122)
Net change in revolving debt	-	-	7,352	7,352
Net change in due to/from LSB and affiliates	-	-	(813)	(813)
Advances to/from affiliates	11,154	(720)	(10,434)	-
Net cash provided (used) by financing activities	11,029	(808)	(4,804)	5,417
Net decrease in cash from all activities	(112)	-	(2,704)	(2,816)

Cash at the beginning of period	208	-	2,712	2,920
Cash at the end of period	$96	$-	$8	$104

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three Months Ended March 31, 2005 and 2004

Note 5: Contingencies

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

As disclosed in Note 9 to the Company's Notes to Consolidated Financial Statements contained in the Company's Form 10-K for year ended December 31, 2004, the Company is involved in the following legal matters:

  the El Dorado Facility has entered into a settlement agreement with the Arkansas Department of Environmental Quality ("ADEQ") pursuant to which the El Dorado Facility received a final NPDES water discharge permit. We believe that in order to meet the requirements of the final NPDES permit, the El Dorado Facility will be required to spend $3 to $4 million over the next two years in additional capital expenditures, plus reimburse the City of El Dorado, Arkansas approximately $1.8 million over the next two years for the El Dorado Facility's pro-rata share of the city's engineering and construction cost to build a pipeline for the discharge of wastewater by the El Dorado Facility and other manufacturing facilities located in the El Dorado, Arkansas, area;

  the El Dorado Facility has entered into a consent administrative order (CAO") with the ADEQ recognizing the presence of nitric contaminates in the shallow groundwater and is currently completing a new CAO with the ADEQ as to the investigation and remediation of such contamination based on a risk assessment. We have established a

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three Months Ended March 31, 2005 and 2004

liability of $358,000 for the estimated investigation and remediation cost, which estimate could be revised in the near term based on the final remedy selected;

  the El Dorado Facility and the ADEQ have also entered into a CAO resolving certain alleged violations of air regulations, which CAO requires the El Dorado Facility to implement certain air emission controls that we anticipate will cost the El Dorado Facility between $1.5 to $3 million over the next three to five years;

  pursuant to a CAO with the state of Kansas, a subsidiary within our Chemical Business, Slurry Explosive Corporation ("Slurry"), has agreed to submit an environmental assessment work plan and corrective action regarding the remediation of its former manufacturing facility located in Hallowell, Kansas ("Hallowell facility"). Upon selling substantially all of the operating assets of the Hallowell facility, a subsidiary within our Chemical Business leased to the buyer the Hallowell facility. In connection with the sale, certain of our subsidiaries agreed to indemnify the buyer for the above described environmental matters. A previous owner of the Hallowell facility has agreed to pay one-half of the costs of the investigation on an interim, non-binding basis. At March 31, 2005 we have established a liability of $168,000 for our share of estimated investigation and remediation costs.

  a grand jury investigation of Slurry investigating Slurry and certain former employees relating to certain compliance issues under the federal explosives statutes during the period Slurry operated the Hallowell facility. No target letters indicating a decision to seek criminal charges in connection with this investigation have been received as of the date of this report; and

  certain other pending on threatened litigation or claims which, if determined adversely to us, could have a material adverse effect on our business, financial condition or results of operations.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three Months Ended March 31, 2005 and 2004

Note 6: Stockholders' Equity The table below provides detail (in thousands) of activity in the stockholders' equity accounts for the three months ended March 31, 2005:

Common Stock Shares	Non-Redeemable Preferred Stock	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock-Preferred	Treasury Stock-Common	Total

Balance at December 31, 2004		16,401	$34,177	$1,640	$57,352	$(1,280)	$(66,840)	$(200)	$(16,451)	$8,398

Net income							1,414			1,414
Reclassification to operations						73				73
Total comprehensive income										1,487
Exercise of warrants (1)		586		59	(59)					-
Exercise of stock options		30		3	35					38
Conversion of 17 shares of redeemable preferred stock to common stock		1			1					1
Balance at March 31, 2005	(2)	17,018	$34,177	$1,702	$57,329	$(1,207)	$(65,426)	$(200)	$(16,451)	$9,924

(1) In March 2005, the lenders of the loans under a former financing agreement exercised warrants, under a cashless exercise provision, to purchase 586,140 shares of our common stock.

(2) Includes 3,321,607 shares of the Company's common stock held in treasury. Excluding the 3,321,607 shares held in treasury, the outstanding shares of the Company's common stock at March 31, 2005 were 13,696,198.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three Months Ended March 31, 2005 and 2004

Note 6: Stockholders' Equity (continued)

Stock Options

 As of March 31, 2005 we have several Qualified and Non-Qualified Stock Option Plans. We currently account for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. See discussion in Note 10 - Recently Issued Pronouncements. No stock-based compensation cost is reflected in net income (loss) applicable to common stock for the three months ended March 31, 2005 and 2004 and no options were granted under those plans during these periods.

The following table illustrates the effect on net income (loss) applicable to common stock and net income (loss) per share if we had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation. The fair value for the underlying options was estimated at their respective date of grant using a Black-Scholes option pricing model.

For purposes of pro forma disclosures, the estimated fair value of the qualified and non-qualified stock options is amortized to expense over the options' vesting period.

Three Months Ended March 31,
2005	2004
(In thousands)
Net income (loss) applicable to common stock, as reported	$852	$(685)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(50)	(59)
Pro forma net income (loss) applicable to common stock	$802	$(744)

Net income (loss) per common share:
Basic - as reported	$.06	$(.05)

Basic - pro forma	$.06	$(.06)

Diluted - as reported	$.06	$(.05)

Diluted - pro forma	$.05	$(.06)

Note 7: Net Income (Loss) Per Share Net income (loss) applicable to common stock is computed by adjusting net income (loss) by the amount of preferred stock dividends. Basic net income (loss) per common share is based upon net income (loss) applicable to common stock and the weighted average number of common shares outstanding during each period. Diluted income (loss) per share is based on the weighted average number of common shares and dilutive common equivalent shares outstanding, if any, and the assumed conversion of dilutive convertible securities outstanding, if any.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three Months Ended March 31, 2005 and 2004

For the three months ended March 31, 2005, our Board of Directors did not declare and we did not pay the regular quarterly dividends of $.8125 on our Series 2 $3.25 Convertible Class C preferred stock ("Series 2 Preferred"). Also our Board of Directors did not declare and we did not pay the January 1, 2005 regular dividend on our Series B 12% Convertible, Cumulative preferred stock ("Series B Preferred"). As of March 31, 2005 the aggregate amount of unpaid dividends in arrears on our Series 2 Preferred, Series B Preferred and Series D 6% Cumulative, Convertible Class C preferred stock ("Series D Preferred") totaled approximately $11.6 million, $1.3 million and $.2 million respectively. During 2005, we have purchased 10,000 shares of our Series 2 Preferred at $45.00 a share. As of May 6, 2005 we or our subsidiaries own as treasury stock 15,000 shares of our Series 2 Preferred.

The following table sets forth the computation of basic and diluted income (loss) per share:

(Dollars in thousands, except per share amounts)

Three Months Ended March 31,
2005	2004
Numerator:
Net income (loss)	$1,414	$(118)
Preferred stock dividend requirements	(562)	(567)
Numerator for basic and diluted net income (loss) per share - net income (loss) applicable to common stock	$852	$(685)

Denominator:
Denominator for basic net income (loss) per share - weighted - average shares	13,234,509	12,657,849
Effect of dilutive securities:
Employee stock options	1,249,359	-
Warrants	54,767	-
Convertible preferred stock	290,740	-
Convertible note payable	4,000	-
Dilutive potential common shares	1,598,866	-

Denominator for diluted net income (loss) per share - adjusted weighted - average shares and assumed conversions	14,833,375	12,657,849

Basic net income (loss) per share	$.06	$(.05)

Diluted net income (loss) per share	$.06	$(.05)

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three Months Ended March 31, 2005 and 2004

The following shares of securities were not included in the computation of diluted net income (loss) per share as their effect would have been antidilutive.

Three Months Ended March 31,
2005	2004
Employee stock options	-	2,331,704
Warrants	-	708,085
Convertible preferred stock	3,326,431	3,641,191
Convertible note payable	-	4,000
	3,326,431	6,684,980

Note 8: Income Taxes At December 31, 2004, we had regular-tax net operating loss ("NOL") carryforwards of $71.8 million ($51.8 million alternative minimum tax NOLs). Due to NOL carryforwards, no provisions for income taxes were necessary for the three-month periods of 2005 and 2004 except for certain state income taxes for 2004. Due to a valuation allowance on deferred tax assets (principally related to NOL carryforwards), no benefit for income taxes was recognized for the three-month period of 2004.

Note 9: Segment Information
Three Months Ended March 31,
2005	2004
(In thousands)
Net sales:
Climate Control	$35,504	$31,549
Chemical	49,935	51,246
Other	1,242	997
	$86,681	$83,792

Gross profit: (1)
Climate Control	$10,008	$10,382
Chemical (2)	4,111	568
Other	430	329
	$14,549	$11,279

Operating profit: (3)
Climate Control	$2,579	$3,698
Chemical (2)(4)	1,818	9
	4,397	3,707
General corporate expenses and other business operations, net (5)	(373)	(1,987)
Interest expense	(2,535)	(1,298)
Provision for impairment on long-lived assets	(75)	-
Income before provision for income taxes and cumulative effect of accounting change	$1,414	$422

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three Months Ended March 31, 2005 and 2004

Certain reclassifications have been made in our segment information for 2004 to conform to our segment information presentation for 2005.

(1) Gross profit by industry segment represents net sales less cost of sales. Gross profit classified as "Other" relates to industrial machinery and components.

(2) We follow the practice of expensing precious metals used as a catalyst in the Chemical Business manufacturing processes as they are used, because the amount and timing of recovery is not predictable. Periodically, we recover a portion of the amount previously expensed. During the first quarter of 2005, a recovery of $1 million contributed to an increase in gross profit. During the first quarter of 2004, we wrote down the carrying value of certain nitrate-based inventories by an additional $.8 million.

(3) Operating profit by industry segment represents operating income (loss) plus other income and other expense earned/incurred by each industry segment before general corporate expenses and other business operations, net (including unallocated portions of other income and other expense). In computing operating profit, none of the following items have been added or deducted: general corporate expense and other business operations (including unallocated portions of other income and other expense), interest expense, provision for impairment on long-lived assets, income taxes, and cumulative effect of accounting change.

(4) During the first quarter of 2004, we recognized a gain of $1.8 million (which is classified as other income in the accompanying condensed consolidated statement of operations) from the sale of certain current assets purchased in 2003.

(5) During the first quarter of 2005, we recognized $1.1 million in proceeds receivable from certain key man life insurance policies in excess of the present value of our obligations for benefits and a gain of $.4 million from the sale of non-operating corporate assets (these items are classified as other income in the accompanying condensed consolidated statement of operations).

Note 10: Recently Issued Pronouncements On December 16, 2004 the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

As amended by the Securities and Exchange Commission, Statement 123(R) must be adopted at the beginning of the next fiscal year that begins after June 15, 2005. We expect to adopt Statement 123(R) on January 1, 2006. Our Board of Directors is considering a plan to accelerate the vesting schedule of both qualified and non-qualified stock options currently outstanding. At

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three Months Ended March 31, 2005 and 2004

December 31, 2005 we currently estimate that there will be 45,000 shares that will not be fully vested. If the plan is executed, at December 31, 2005 all outstanding stock options will be fully vested and no cumulative effect of accounting change adjustment will be required on our financial statements when Statements 123(R) is adopted.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46") "Consolidation of Variable Interest Entities." FIN 46 addresses the consolidation of variable interest entities which meet certain characteristics. In December 2003, the FASB revised FIN 46 that included changes to the effective dates depending on the characteristics of the variable interest entities and the date of involvement.

Prior to 2003, we, through our subsidiaries, entered into loan agreements where we loaned funds to the parent company of MultiClima, S.A. ("MultiClima") a French manufacturer of HVAC equipment, whose product line is compatible with our Climate Control Business. Under the loan agreements, one of our subsidiaries has the option ("Option") to exchange its rights under the loan agreements for 100% of the borrower's outstanding common stock. This subsidiary also obtained a security interest in the stock of MultiClima to secure its loans. Based on our assessment of the parent company and MultiClima in relation to FIN 46, as revised, we were required to consolidate this entity effective March 31, 2004. Prior to consolidating this entity, the outstanding notes receivable balance, net of reserve, was $2,558,000.

As a result of consolidating the consolidated assets and liabilities of the parent company of MultiClima, at March 31, 2004 we recorded a cumulative effect of accounting change of $536,000 which is included in the accompanying condensed consolidated statement of operations. The cumulative effect of accounting change primarily relates to the elimination of embedded profit included in the cost of inventory which was purchased from MultiClima by certain of our subsidiaries.

For the three months ended June 30, 2004 the parent company of MultiClima had a consolidated net loss of $575,000 (after all material intercompany transactions have been eliminated). Based on our assessment of the parent company and MultiClima's historical and forecasted liquidity and results of operations during 2004, we concluded that the outstanding notes receivable were not collectable. As a result, effective July 1, 2004 we forgave and canceled the loan agreements in exchange for extending the Option's expiration date from June 15, 2005 to June 15, 2008. We recognized a provision for loss of $1,447,000 for the three months ended September 30, 2004. As a result of the cancellation and our valuation of this Option, we no longer have a variable interest in this entity and are no longer required to consolidate this entity.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with our March 31, 2005 Condensed Consolidated Financial Statements.

Certain statements contained in this MD&A may be deemed forward-looking statements. See "Special Note Regarding Forward-Looking Statements".

Overview

General

We are a diversified holding company. Our wholly-owned subsidiary, ThermaClime, through its subsidiaries, owns substantially all of our core businesses consisting of the:

  Climate Control Business engaged in the manufacturing and selling of a broad range of water source heat pumps (including geothermal heat pumps) and hydronic fan coils, as well as other products including large custom air handlers, used in commercial and residential air conditioning systems and

  Chemical Business engaged in the manufacturing and selling of chemical products for the agricultural, varied industrial and mining markets.

Climate Control Business

 Most of the products of the Climate Control Business are produced to customer orders that are placed well in advance of required delivery dates. As a result, the Climate Control Business carries significant backlogs that eliminate the necessity to carry substantial inventories other than for firm customer orders.

In recent periods, the Climate Control Business' profitability was affected by operating losses of certain new product lines being developed over the past few years. In 2005, the emphasis is to move these new operations into an operating profit by increasing the sales levels above the breakeven point.

The Climate Control Business has historically generated consistent annual profits and positive cash flows. The Climate Control Business' objectives include the continued emphasis on increasing the sales and operating margins of existing products and on new product development.

 Chemical Business

 The primary raw material feedstocks (anhydrous ammonia and natural gas) of the Chemical Business are commodities, subject to significant price fluctuations and are purchased at prices in effect at time of purchase. Due to the uncertainty of the spot sales price, we have pursued a strategy of developing customers that purchase substantial quantities of products pursuant to sales agreements and/or formulas that provide for the pass through of raw material costs, variable costs, and certain fixed costs, plus in most cases, a profit margin. These pricing arrangements provide a hedge against the commodity risk inherent in the raw material feedstocks of natural gas and ammonia. In addition we hedge most sales commitments made at fixed sales prices.

The remaining sales are primarily into agricultural markets at the price in effect at time of shipment. The cost of the anhydrous ammonia and gas feedstock costs are decoupled from the sales price of the Company's agricultural products resulting in profitability problems in this market in recent periods.

Irrespective of our strategy of developing customers that purchase substantial quantities of our products based on formulas as discussed above, our Chemical Business continues to sustain losses due, in large part, to our inability to generate sufficient sales volume to operate our manufacturing facilities at optimum levels. As a result, we are exploring numerous alternatives regarding our Chemical Business and have been discussing alternatives with various investment bankers. We have not made any decisions as to our Chemical Business as of the date of this report and have not yet retained an investment banker to assist us in our review.

During October 2004, the Chemical Business's El Dorado Facility sustained a mechanical failure of one of its four nitric acid plants adversely affecting our fourth quarter 2004 and first quarter 2005 results as discussed below under "Liquidity and Capital Resources."

 Liquidity and Capital Resources

 As a diversified holding company, cash requirements are primarily dependent upon credit agreements and our ability to obtain funds from our ThermaClime and non-ThermaClime subsidiaries.

Historically, ThermaClime's primary cash needs have been for working capital and capital expenditures. ThermaClime and its subsidiaries depend upon credit agreements, internally generated cash flows, and secured equipment financing in order to fund operations and pay obligations.

ThermaClime and its subsidiaries depend upon its Working Capital Revolver Loan, in addition to internally generated cash flows, to fund operations and pay their obligations. The Senior Secured Loan and the Working Capital Revolver Loan both have financial covenants that are described along with other details of the loans in "Loan Agreements - Terms and Conditions".

ThermaClime's ability to maintain an adequate amount of borrowing availability under its Working Capital Revolver Loan depends on its ability to comply with the terms and conditions of agreements and its ability to generate cash flow from operations. ThermaClime is restricted under its credit agreements as to the funds it may transfer to LSB and its affiliates and certain ThermaClime subsidiaries. This limitation does not prohibit payment of amounts due under a Services Agreement, Management Agreement and a Tax Sharing Agreement. As of March 31, 2005 ThermaClime had availability under its Working Capital Revolver Loan of $9.8 million, based on eligible collateral, plus cash on hand of $.6 million.

The Chemical Business in recent years has been unable to generate significant positive cash flows due to lower than optimum sales volume levels, margin problems and extensive capital expenditure requirements to maintain plants and to comply with changing environmental regulations.

The ability to generate a positive margin on Chemical sales is affected by the volatility of the raw material feedstocks of natural gas and anhydrous ammonia, as well as the necessity to produce at the optimum production levels to fully absorb the fixed plant costs. The predominant production costs of a process chemical plant, other than the raw material costs, tend to be fixed costs.

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

Our primary efforts to improve the results of the Chemical Business include sales efforts to increase the sales volume of the Alabama and Arkansas plants with an emphasis on customers that will accept the commodity risk inherent with natural gas and anhydrous ammonia.

Beginning in October 2004 and continuing throughout the first quarter 2005, the Chemical Business' results were, adversely affected as a result of a mechanical failure of one of the four nitric acid plants at the El Dorado, Arkansas plant. The failure, which resulted in major damage to a gas expander, caused the plant that normally produces 10,000 tons per month of nitric acid to go down on October 7, 2004. We estimate that the plant will not be back to normal production until the middle of May 2005 and that approximately $4.5 million will be required to repair and rebuild the plant to allow it to resume normal production. Our property insurance provides for replacement cost coverage subject to a $1 million deductible and our business interruption insurance is subject to a forty-five day waiting period before covering losses resulting from this incident. We are unable, at this point, to estimate the exact cash flow and earnings impact resulting from the incident. However preliminary indications are that the negative impact on earnings resulting from the lost production was approximately $3.5 to $4 million from October 7, 2004 through March 31, 2005 approximately $1.5 to $2 million of which occurred in the first quarter 2005. At this time we are unable to determine the amount of proceeds to be received from our business interruption insurance, therefore, we have not made an adjustment to record any business interruption insurance recovery. The business interruption recovery from the insurance company will be recorded when the amount is agreed to.

One of our non-ThermaClime subsidiaries continues to actively market its investment in a chemical plant located in Pryor, Oklahoma. We do not currently have a contract for the sale of this plant.

 Capital Expenditures

Our Chemical Business has historically required significant investment to fund capital expenditures, while our Climate Control Business has been much less capital intensive. We believe we have approximately $6 million of committed capital expenditures for the remainder of 2005 related to our Chemical Business, not including the expenditures required as a result of the mechanical failure of the acid plant as discussed above. The $6 million includes $5 million relating to operations, and $1 million for environmental compliance.

Other capital expenditures are believed to be discretionary and are dependent upon an adequate amount of liquidity and/or obtaining acceptable funding. We have carefully managed those expenditures to projects necessary to execute our business plans and those for environmental and safety compliance.

We currently expect to incur capital expenditures of approximately $3 to $4 million over the next three years to construct a new water treatment collection and discharge facility. In addition our pro-rata portion of engineering and construction costs for the City to build a pipeline for the discharged water is approximately $1.8 million. Certain additional expenditures will be required to bring the sulfuric acid plant's air emissions to lower limits. The ultimate cost is believed to be between $1.5 and $3 million, to be expended over a six-year period, which began with minimal expenditures in 2004.

Dividends

 Due to previous operating losses and limited borrowing ability under credit facilities, we discontinued payment of cash dividends on our outstanding capital stock for periods subsequent to January 1, 1999. Although dividends on all of our outstanding series of preferred stock are payable if and when declared by the Board of Directors, the terms of each outstanding series of preferred stock provide that dividends are cumulative, except for the redeemable, non-cumulative, convertible preferred stock. As of March 31, 2005 there is approximately $13 million of accrued and unpaid dividends on our outstanding preferred stocks. We do not anticipate paying dividends on our stock for the foreseeable future.

During 2005, we have purchased 10,000 shares of our Series 2 Preferred at $45.00 a share. As of May 6, 2005 we or our subsidiaries own as treasury stock 15,000 shares of our Series 2 Preferred.

Summary

 Cash flow and liquidity will continue to be managed very carefully. We believe, based upon current forecasts, that we will have adequate cash in 2005 from internal cash flows and financing sources to enable us to satisfy our cash requirements, as they are due in 2005. However, due to the volatility of the cost for major raw materials used in our Chemical Business, we have historically experienced revisions to financial forecasts on a frequent basis during the course of a year. As a result, actual results may be significantly different than our forecast, which could have a material adverse impact on our liquidity and future operating results.

 Loan Agreements - Terms and Conditions

 Working Capital Revolver Loan - ThermaClime finances its working capital requirements through borrowings under a Working Capital Revolver Loan. Under the Working Capital Revolver Loan, ThermaClime and its subsidiaries may borrow on a revolving basis up to $50 million based on specific percentages of eligible accounts receivable and inventories. Effective February 28, 2005 the Working Capital Revolver Loan was amended which, among other things, extended the maturity date to April 2009 and removed language considered as a subjective acceleration provision. As of March 31, 2005 borrowings outstanding were $37.6 million and the net credit available for additional borrowings was $9.8 million. The Working Capital Revolver

Loan requires that ThermaClime and its Climate Control Business meet certain financial covenants and minimum EBITDA amounts under the Working Capital Revolver Loan. The EBITDA requirements are measured quarterly on a trailing twelve-month basis. The ThermaClime and its Climate Control Business EBITDA amounts exceeded the required EBITDA amounts for the twelve-month period ended March 31, 2005. The trailing twelve-month EBITDA requirements for the remainder of 2005 range from $13.7 to $17.7 million for ThermaClime and is fixed at $10 million for the Climate Control Business. The EBITDA requirements were set at amounts based upon our forecasts which are presently considered by management to be achievable. See discussion under "Liquidity and Capital Resources - Summary" as to the historical viability of our forecasts.

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

 Senior Secured Loan - In September 2004, ThermaClime and certain of its subsidiaries (the "Borrowers") completed a $50 million term loan ("Senior Secured Loan") with a certain lender (the "Lender"). The Senior Secured Loan is to be repaid as follows:

  quarterly interest payments which began September 30, 2004;
  quarterly principal payments of $312,500 beginning September 30, 2007;
  a balloon payment of the remaining outstanding principal of $47.5 million and accrued interest on September 16, 2009.

The Senior Secured Loan accrues interest at the applicable LIBOR rate, as defined, plus an applicable LIBOR margin, as defined or, at the election of the Borrowers, the alternative base rate, as defined, plus an applicable base rate margin, as defined, with the annual interest rate not to exceed 11% or 11.5% depending on the leverage ratio. At March 31, 2005 the effective interest rate was 11.09%.

The Borrowers are subject to numerous affirmative and negative covenants under the Senior Secured Loan agreement including, but not limited to, limitation on the incurrence of certain additional indebtedness and liens, limitations on mergers, acquisitions, dissolution and sale of assets, and limitations on declaration of dividends and distributions to us, all with certain exceptions. The Borrowers are also subject to a minimum fixed charge coverage ratio, measured quarterly on a trailing twelve-month basis. The Borrowers' fixed charge coverage ratio exceeded the required ratio for the twelve-month period ended March 31, 2005. The maturity date of the Senior Secured Loan can be accelerated by the Lender upon the occurrence of a continuing event of default, as defined.

For the remainder of 2005, ThermaClime will incur interest expense of approximately $4.2 million relating to the Senior Secured Loan.

 Cross -Default Provisions - The Working Capital Revolver Loan agreement and the Senior Secured Loan contain cross-default provisions. If ThermaClime fails to meet the financial covenants of the Senior Secured Loan, the lender may declare an event of default, making the debt due on demand. If this should occur, there are no assurances that we would have funds available to pay such amount or that alternative borrowing arrangements would be available. Accordingly, ThermaClime could be required to curtail operations and/or sell key assets as discussed above. These actions could result in the recognition of losses that may be material.

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

 RESULTS OF OPERATIONS

 Three months ended March 31, 2005 vs. Three months ended March 31, 2004.

 Net Sales

 Net sales for the three-month period ended March 31, 2005 were $86.7 million compared to $83.8 million for the same period in 2004 or an increase of $2.9 million. This net increase is due primarily to the following:

  an increase of $4 million in our Climate Control Business, as result of increased demand for our heat pump products and continued growth in certain start-up operations, offset by a decrease in sales of our hydronic fan coil products, due to temporary production delays in the first two months of 2005 during the implementation of a new business enterprise system and a decrease of $1.3 million in our Chemical Business primarily related to lower sales in the first quarter 2005 vs. 2004, of certain industrial nitrogen products to a customer that is subject to an annual minimum quantity and lost production from one of our nitric acid plants at the El Dorado, Arkansas plant due to a mechanical failure as discussed under "Liquidity and Capital Resources".

Gross Profit

 Gross profit was $14.5 million or 16.8% as a percentage of net sales for the three months ended March 31, 2005 compared to $11.3 million or 13.5% for the three-month period ended March 31, 2004. The net increase in gross profit is due primarily to:

an increase of $3.5 million in our Chemical Business primarily related to:

  improved margins on sales;

  increased fixed cost absorption at the Cherokee, Alabama nitrogen plant in the first quarter 2005 compared to 2004, during which time in 2004 the plant was down for several weeks for a planned major maintenance activity ("Turnaround");
  the recovery of $1 million of production catalyst (precious metals) in 2005 and offset by lower absorption of fixed costs due to lost production from one of our nitric acid plants at the El Dorado, Arkansas plant as discussed above,

The above increase was partially offset by a decrease in the Climate Control Business. Although our Climate Control sales were $4 million higher in the first quarter than in the same period last year, gross profit was $.4 million less that last year. The lower gross profit relative to sales volume is primarily a result of our inability to increase selling prices quickly enough to offset the increase in costs of our steel and copper raw materials and purchased components. Also, affecting the gross profit, was the disruption in the production of our hydronic fan coil product as discussed above.

 Selling, General and Administrative Expenses

 Selling, general and administrative expenses were $12.5 million or 14.4% as a percentage of net sales for the first quarter ended March 31, 2005 compared to $11.4 million or 13.7% for the same period in 2004. The increase is due primarily to increased personnel, shipping and advertising costs.

Other Income

 Other income for the first quarter of 2005 includes $1.1 million in proceeds receivable from certain key man life insurance policies in excess of the present value of our obligations for benefits and a gain of $.4 million from the sale of non-operating corporate assets. Other income for the first quarter of 2004 includes a gain of $1.8 million from the sale of certain current assets purchased in 2003.

 Interest Expense

 Interest expense was $2.5 million for the three-month period ended March 31, 2005 compared to $1.3 million for the same period in 2004. The increase of $1.2 million relates primarily to interest expense incurred on the $50 million Senior Secured Loan that was completed in September 2004 as discussed under "Loan Agreements-Terms and Conditions". A portion of the proceeds of the Senior Secured Loan was used to repay the outstanding balance under a former financing agreement ("Financing Agreement"). There was no interest expense recognition on the Financing Agreement indebtedness from May 2002 through September 2004 since that transaction was accounted for as a voluntary debt restructuring in 2002.

Cumulative Effect of Accounting Change

 Effective March 31, 2004, we included in our consolidated balance sheet the consolidated assets and liabilities of the parent company of MultiClima as required under FIN 46 (Also see Note 10 of Notes to Condensed Consolidated Financial Statements). As a result, we recorded a cumulative effect of accounting change of $.5 million primarily relating to the elimination of embedded profit included in the cost of inventory which was purchased from MultiClima by certain of our subsidiaries.

 Cash Flow From Operating Activities

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

Cash used by operations included $11.2 million for increases in accounts receivable, inventories and other prepaid supplies and a decrease in accounts payable and customer deposits partially offset by the change in deferred rent expense, decrease in supplies of precious metals and increase in other accrued liabilities.

Cash provided by operations from net income plus depreciation and amortization less other non-cash adjustments was $3.9 million.

Net cash used by operating activities was $7.3 million.

The increase in accounts receivable resulted, in part, from:

  a receivable for proceeds from certain key man life insurance policies, increased sales of our large custom air handlers in the first quarter of 2005 compared to the fourth quarter of 2004 in our Climate Control Business and increased sales of our agricultural products in our Chemical Business as a result of the spring planting season.

The increase in accounts receivable was partially offset from proceeds received from certain insurance claims outstanding at December 31, 2004.

The increase in inventories relates primarily to:

  increased costs of raw materials and increased number of modular chiller systems to meet expected increase in demand in our Climate Control Business and increased volume of agricultural products in our Chemical Business due to the anticipated demands relating to the spring fertilizing season.

The increase in other prepaid items resulted, in part, from:

  the increase in market value of our exchange-traded futures contracts which are accounted for on a mark-to-market basis relating to the Climate Control and Chemical Businesses as discussed in Item 3 under "Commodity Price Risk" and the increase in vendor deposits for purchases of products for our Climate Control Business.

The decrease in accounts payable relates primarily to:

  payments made on outstanding payables at December 31, 2004 relating to the costs incurred as a result of a mechanical failure at one of our nitric acid plants as discussed under "Liquidity and Capital Resources" and a reduction of purchases of anhydrous ammonia in late March 2005 in our Chemical Business.

The decrease in customer deposits relates to the realization of former prepaid sales of our agricultural products in the Chemical Business.

The change in deferred rent expense is due to the rent expense incurred exceeded the scheduled lease payments for the first quarter of 2005.

The decrease in supplies of precious metals relates primarily to the sale of an excess supply of precious metals and the utilization of precious metals used as a catalyst in our manufacturing process offset, in part, to a recovery of precious metals at our El Dorado Facility in the Chemical Business.

The increase in other accrued liabilities includes:

  an increase in accrued payroll-related expenses because a majority of the payroll period ended on December 31, 2004 and an increase in accrued Turnaround costs in our Chemical Business.

The increase in other accrued liabilities was partially offset by a decrease in accrued property taxes as a result of these taxes being paid in 2005.

 Cash Flow from Investing Activities

Net cash used by investing activities for the three months ended March 31, 2005 included $2.2 million for capital expenditures of which $1.8 million is for the benefit of our Chemical Business.

Cash Flow from Financing Activities

Net cash provided by financing activities primarily consisted of a net increase in the Working Capital Revolver Loan of $10.1 million partially offset by payments on long-term debt of $.7 million.

 Off-Balance Sheet Arrangements

 We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

 Aggregate Contractual Obligations

 In the operation of our businesses, we enter into contracts, leases and borrowing arrangements. In connection with a series of agreements with Bayer Corporation ("Bayer"), under which we are to supply nitric acid with a provision for pass through of production costs subject to certain performance obligations on our part, a subsidiary of ThermaClime entered into a 10 year lease ("Baytown Lease") in June 1999 that requires minimum future net lease rentals of approximately $35 million at March 31, 2005. The lease payments are includable costs in these agreements. These lease rentals are made monthly on a straight-line basis over the term of the agreements, typically with one annual payment representing a majority of the amount due for the year. The next annual lease payment of approximately $5.8 million due in January 2006, has been considered in evaluating our liquidity. Our ability to perform on this lease commitment is contingent upon Bayer's performance under the related purchase agreement and our liquidity.

As discussed in our Annual Report on Form 10-K for the year ended December 31, 2004, we had certain contractual obligations at December 31, 2004, with various maturity dates, related to the following:

  long-term debt,
  interest payments on long-term debt,
  capital expenditures,
  operating leases,
  exchange-traded futures contracts,
  purchase obligations and
  other long-term liabilities.

As discussed under "Cash Flow from Financing Activities" of this MD&A during the first three months of 2005, the borrowings under the Working Capital Revolver Loan increased $10.1 million since December 31, 2004 to provide working capital primarily as a result of the increases in accounts receivable and inventories as discussed under "Cash Flow from Operating Activities."

 Item 3. Quantitative and Qualitative Disclosures about Market Risk

General

 Our results of operations and operating cash flows are impacted by changes in market interest rates and changes in market prices of copper, steel, anhydrous ammonia and natural gas.

Forward Sales Commitments Risk

 Periodically our Chemical Business enters into forward firm sales commitments of chemical products for deliveries in future periods. As a result, we could be exposed to embedded losses should our product costs exceed the firm sales prices. To minimize this risk, our Chemical Business enters into exchange-traded futures for natural gas as discussed below. At March 31, 2005 our sales commitments included 3,925 tons of UAN and 2,243 tons of ammonia through June 2005.

Commodity Price Risk

 Our Climate Control Business buys substantial quantities of copper and steel for use in manufacturing processes and our Chemical Business buys substantial quantities of anhydrous ammonia and natural gas as feedstocks generally at market prices. Periodically, our Climate Control Business enters into exchange-traded futures for copper and our Chemical Business enters into exchange-traded futures for natural gas, which contracts are generally accounted for on a mark-to-market basis. At March 31, 2005 our purchase commitments under these contracts were for 750,000 pounds of copper through December 2005 at a weighted average cost of $1.18 per pound ($887,000) and a weighted average market value of $1.46 per pound ($1,095,000) and for 130,000 MMBtu of natural gas through May 2005 at a weighted average cost of $6.63 per MMBtu ($862,000) and a weighted average market value of $7.65 per MMBtu ($995,000).

 Interest Rate Risk

 Our interest rate risk exposure results from our debt portfolio which is impacted by short-term rates, primarily index-based borrowings from commercial banks, and long-term rates, primarily fixed-rate notes, some of which prohibit prepayment or require substantial prepayment penalties.

Reference is made to our Form 10-K for the year ended December 31, 2004, for an expanded analysis of expected maturities of long-term debt and its weighted average interest rates.

In addition, we purchased two interest rate cap contracts for a cost of $590,000 in March 2005 to help minimize our interest rate risk exposure relating to the Working Capital Revolver Loan. These contracts set a maximum three-month LIBOR base rate of 4.59% on $30 million. These contracts mature on March 29, 2009.

As of March 31, 2005, our variable rate and fixed rate debt, which aggregated $115.9 million exceeded the debt's fair market value by approximately $6.6 million ($6.1 million at December 31, 2004).

Item 4. Controls and Procedures

 We maintain disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934, as amended ("Exchange Act") that are designed to ensure that information required to be disclosed in the periodic reports filed by us with the Securities and Exchange Commission (the "SEC") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management. Based on their most recent evaluation, which was completed as of the end of the period covered by this Quarterly Report on Form 10-Q, we have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures and believe that our disclosure controls and procedures ensure that material information relating to us is made known to us by others within our consolidated entities. We do not believe that there were any significant changes in our internal controls over financial reporting (as defined in Rule 13a-15 of the Exchange Act) that occurred during our last fiscal quarter that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

SPECIAL NOTE REGARDING
FORWARD-LOOKING STATEMENTS

Certain statements contained within this report may be deemed "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements in this report other than statements of historical fact are Forward-Looking Statements that are subject to known and unknown risks, uncertainties and other factors which could cause actual results and performance of the Company to differ materially from such statements. The words "believe", "expect", "anticipate", "intend", "will", and similar expressions identify Forward-Looking Statements. Forward-Looking Statements contained herein relate to, among other things, the agricultural products are the only seasonal products,

as it relates to the Chemical Business, our efforts include increasing sales volume of the Alabama and
 Arkansas plants with an emphasis on customers that will accept the commodity risk inherent with natural gas and anhydrous ammonia,

the anticipated consent order for Slurry will not have a material adverse effect on the Company, the amount of committed capital expenditures related to our Chemical Business, amounts to be spent relating to compliance with federal, state and local environmental laws at the El Dorado Facility including matters relating to the sulfuric acid plant, liquidity and availability of funds,
anticipated financial performance,
adequate cash in 2005 from internal cash flows and financing sources to meet our presently anticipated working capital requirements, adequate resources to meet our obligations as they come due, ability to make planned capital improvements,
amount of and ability to obtain financing for the Discharge Water disposal project,
ThermaClime's forecasts for 2005 for ThermaClime's operating results meeting all required covenant tests for all quarters and the year ending in 2005, maintain compliance with all loan covenants,
EDC's ability to comply with the terms of the Discharge Water permit, the amount of additional expenditures relating to the AirCAO, the good likelihood that Cherokee will recover monies from Dynegy over and above any monies which may be recovered by the plaintiff or owed to Dynegy, one of the nitric acid plants will not be back to normal production until the middle of May 2005, the amount to repair and rebuild the damaged nitric acid plant, the amount of interest to be incurred for the remainder of 2005 relating to the Senior Secured Loan and the Climate Control Business' objectives include the continued emphasis on increasing the sales and operating margins of existing products and on new product development.

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

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

 There are no material legal proceedings pending against the Company and/or its subsidiaries not previously reported in Item 3 of the Company's 10-K for year ended December 31, 2004 except the following matters have been resolved or settled during the first quarter of 2005:

As previously reported, EDC and one of its employees have entered into a Plea Agreement with the United States as a result of the drainage of the equalization pond at the El Dorado Facility in response to a maintenance emergency and to permit an uncontrolled release in September 2001, in which it was alleged that the sustained discharge was out of compliance with the mass effluent limits contained in the facility's permit. An environmental compliance employee of EDC incorrectly determined that the proper procedure was to notify the state of Arkansas of the discharge in the month end report and not within 24 hours of the discharge. EDC and the employee have each pled guilty to one misdemeanor count for negligently violating a permit, to-wit: Failing to report a discharge within 24 hours, a misdemeanor. Under the Plea Agreement, EDC paid a fine of $45,000 and is placed on probation for one year and the employee is placed on probation for one year. The Plea Agreement was approved by the United States District Court during February 2005.

 Marty Davis, et al. v. El Dorado Chemical Company, pending in the United States District Court, Western District of Arkansas, El Dorado Division, brought against EDC by the owners of 283 acres of property adjacent to the El Dorado Facility, was settled in February 2005 for an immaterial amount.

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

 Not applicable

 Item 3. Defaults upon Senior Securities

 (b) Although dividends on our Series 2 Preferred are payable if and when declared by the Board of Directors, the terms of the Series 2 Preferred provide that dividends are cumulative. Our Board of Directors have not declared and paid dividends on our outstanding Series 2 Preferred since June 1999. The amount of the total arrearage of unpaid dividends on the outstanding Series 2 Preferred is $11.6 million as of March 31, 2005. If the June 15 dividend on the Series 2 Preferred is not paid, the amount of the total arrearage of unpaid dividends payable on the outstanding Series 2 Preferred will be $12.1 million.

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

Also our Board of Directors did not declare and pay the January 1 regular dividend on our Series B Preferred since 1999. Dividends in arrears at March 31, 2005 related to the Series B Preferred was $1.3 million.

In addition, dividends in arrears related to our Series D Preferred was $.2 million as of March 31, 2005.

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

(b) Reports on Form 8-K We filed the following reports on Form 8-K during the quarter ended March 31, 2005:

(i) Form 8-K, dated February 28, 2005. The item reported was Item 1.01-Entry into a Material Definitive Agreement, discussing ThermaClime and certain of its subsidiaries have entered into the Eight Amendment to Loan and Security Agreement with Wells Fargo Foothill, Inc., as arranger and administrative agent for various lenders.

(ii) Form 8-K, dated March 4, 2005. The item reported was Item 3.02-Unregistered Sale of Equity Securities, discussing that the Company received notice of exercise under certain Warrants to Purchase Common Stock of the Company, each dated May 24, 2002, for the purchase of an aggregate 586,140 shares of the Company's common stock.

(iii) Form 8-K, dated March 16, 2005. The item reported was Item 1.01-Entry into a Material Definitive Agreement, discussing that EDC entered into a new Anhydrous Ammonia Sales Agreement, dated effective January 3, 2005, with Koch Nitrogen Company and Koch Nitrogen International Sarl.

(iv) Form 8-K, dated March 17, 2005. The item reported was Item 2.02-Results of Operations and Financial Condition, discussing the issuance of our financial results for the year ended December 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly authorized, to sign this report on its behalf on this 6th day of May 2005.

LSB INDUSTRIES, INC.
By: /s/ Tony M. Shelby
Tony M. Shelby Executive Vice President of Finance and Chief Financial Officer (Principal Financial Officer)
By: /s/ Jim D. Jones
Jim D. Jones Senior Vice President, Corporate Controller and Treasurer (Principal Accounting Officer)