Form 10-Q
period 2005-06-30
LSB INDUSTRIES INC
filed 2005-08-05
CIK 60714

`

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly period ended June 30, 2005
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________________to____________________
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

The number of shares outstanding of the Registrant's voting common stock, as of August 1, 2005 was 13,748,738 shares, excluding 3,321,607 shares held as treasury stock.

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Information at June 30, 2005 is unaudited)
(Dollars in thousands)

Item 1.

ASSETS	June 30, 2005	December 31, 2004
Current assets:
Cash	$2,869	$1,020
Restricted cash	-	158
Accounts receivable, net	49,598	41,888
Inventories:
Finished goods	17,161	17,180
Work in process	1,572	2,364
Raw materials	9,236	9,113
Total inventories	27,969	28,657

Supplies, prepaid items and other:
Deferred rent expense	-	938
Prepaid insurance	2,417	4,498
Precious metals	5,455	5,616
Other	3,614	3,736
Total supplies, prepaid items and other	11,486	14,788

Total current assets	91,922	86,511

Property, plant and equipment, net	71,156	70,219

Other assets:
Debt issuance and other costs, net	2,757	2,517
Investment in affiliate	3,303	3,111
Goodwill	1,724	1,724
Other, net	2,564	2,833
Total other assets	10,348	10,185

	$173,426	$166,915

(Continued on following page)

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Information at June 30, 2005 is unaudited)
(Dollars in thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY	June 30, 2005	December 31, 2004
Current liabilities:
Accounts and drafts payable	$28,753	$31,405
Accrued liabilities:
Customer deposits	273	3,421
Deferred rent expense	1,940	-
Other	17,406	13,006
Total accrued liabilities	19,619	16,427
Current portion of long-term debt	2,962	4,833
Total current liabilities	51,334	52,665

Long-term debt	106,268	101,674

Other noncurrent liabilities	4,016	4,178

Contingencies (Note 6)

Stockholders' equity:
Series B 12% cumulative, convertible preferred stock, $100 par value; 20,000 shares issued and outstanding; aggregate liquidation preference of $3,320,000 ($3,020,000 in 2004)	2,000	2,000
Series 2 $3.25 convertible, exchangeable Class C preferred stock, $50 stated value; 623,550 shares issued; aggregate liquidation preference of $43,044,000 ($42,234,000 in 2004)	31,177	31,177
Series D 6% cumulative, convertible Class C preferred stock, no par value; 1,000,000 shares issued; aggregate liquidation preference of $1,180,000	1,000	1,000
Common stock, $.10 par value; 75,000,000 shares authorized, 17,065,345 shares issued (16,400,985 in 2004)	1,707	1,640
Capital in excess of par value	57,510	57,352
Accumulated other comprehensive loss	(1,135)	(1,280)
Accumulated deficit	(63,349)	(66,840)
	28,910	25,049
Less treasury stock at cost:
Series 2 Preferred; 15,000 shares (5,000 in 2004)	651	200
Common stock; 3,321,607 shares	16,451	16,451
Total stockholders' equity	11,808	8,398

	$173,426	$166,915

(See accompanying notes)

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
Six and Three Months Ended June 30, 2005 and 2004
(In thousands, except per share amounts)

Six Months	Three Months

2005	2004	2005	2004
Net sales (Notes 12 and 13)		$196,189		$187,906		$109,508		$104,114
Cost of sales		163,920		159,814		91,788		87,301
Gross profit		32,269		28,092		17,720		16,813

Selling, general and administrative expenses		26,153		25,702		13,887		14,396

Operating income		6,116		2,390		3,833		2,417

Other income (expense):
Other income (Note 11)		3,441		3,098		1,335		1,002
Interest expense		(5,828)		(3,029)		(3,091)		(1,597)
Other expense		(238)		(311)		-		(96)
Income before provision for income taxes and cumulative effect of accounting change		3,491		2,148		2,077		1,726

Provision for income taxes (Note 10)		-		4		-		-

Income before cumulative effect of accounting change		3,491		2,144		2,077		1,726

Cumulative effect of accounting change (Note 13)		-		(536)		-		-

Net income		$3,491		$1,608		$2,077		$1,726

Net income applicable to common stock (Note 9)		$2,374		$474		$1,522		$1,159

Weighted average common shares (Note 9):
Basic		13,481		12,729		13,727		12,803

Diluted		15,061		15,195		15,289		15,163

Income per common share (Note 9):
Basic:
Income before cumulative effect of accounting change	$	..18	$	..08	$	..11	$	..09
Cumulative effect of accounting change		-		(.04)		-		-
Net income		$.18		$.04		$.11		$.09

Diluted:
Income before cumulative effect of accounting change	$	..16	$	..06	$	..10	$	..08
Cumulative effect of accounting change		-		(.03)		-		-
Net income		$.16		$.03		$.10		$.08

(See accompanying notes)

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
Six Months Ended June 30, 2005 and 2004
(Dollars in thousands)

2005	2004

Cash flows from operating activities:
Net income	$3,491	$1,608
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Cumulative effect of accounting change	-	536
Gains on sales of property and equipment	(899)	(143)
Provision for (realization and reversal of) losses on firm sales commitments	-	(105)
Depreciation of property, plant and equipment	5,293	5,196
Amortization	682	449
Provision for losses on accounts receivables	256	340
Provisions for (realization and reversal of) losses on inventory	(916)	29
Provision for impairment on long-lived assets	75	-
Other	87	1
Cash provided (used) by changes in assets and liabilities (net of effects of the consolidation of a variable interest entity - Note 13):
Accounts receivable	(7,733)	(13,398)
Inventories	1,604	-
Supplies, prepaid items and other	2,180	1,742
Accounts payable	(2,704)	583
Customer deposits	(3,148)	(4,292)
Deferred rent expense	2,878	2,903
Other accrued and noncurrent liabilities	4,239	1,459
Net cash provided (used) by operating activities	5,385	(3,092)

Cash flows from investing activities:
Capital expenditures	(6,797)	(5,388)
Proceeds from sales of property and equipment	1,231	286
Net change in restricted cash	158	(349)
Other assets	(651)	(392)
Net cash used by investing activities	(6,059)	(5,843)

(Continued on following page)

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)
Six Months Ended June 30, 2005 and 2004
(Dollars in thousands)

2005	2004
Cash flows from financing activities:
Payments on long-term and other debt	$(1,507)	$(3,312)
Long-term and other borrowings	1,764	178
Net change in revolving debt facilities	2,440	12,094
Net change in drafts payable	54	175
Purchases of preferred stock	(451)	-
Net proceeds from issuance of common stock	223	664
Net cash provided by financing activities	2,523	9,799
Net increase in cash from variable interest entity (Note 13)	-	711
Net increase in cash	1,849	1,575

Cash at beginning of period	1,020	3,189
Cash at end of period	$2,869	$4,764

Supplemental cash flow information includes:

Noncash investing and financing activities:	2005	2004

Effects of the consolidation of a variable interest entity (Note 13):

Increase in property, plant and equipment	$-	$5,847
Elimination of notes receivable	$-	$(2,558)
Increase in other assets	$-	$311
Increase in long-term debt	$-	$(581)

(See accompanying notes)

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2005 and 2004

Note 1: Basis of Presentation The accompanying Condensed Consolidated Financial Statements include the accounts of LSB Industries, Inc. (the "Company", "We", "Us" or "Our") and its subsidiaries. We are a diversified holding company which is engaged, through our wholly-owned subsidiary ThermaClime, Inc. ("ThermaClime") and its subsidiaries, in the manufacture and sale of a broad range of air handling and heat pump products (the "Climate Control Business") and the manufacture and sale of chemical products (the "Chemical Business"). See Note 12 - Segment Information. ThermaClime is a holding company with no significant assets or operations other than its investments in its subsidiaries. Entities that are 20% to 50% owned and for which we have significant influence are accounted for on the equity method. See Note 2 - Investment in Affiliate. All material intercompany accounts and transactions have been eliminated.

Certain reclassifications have been made in our Condensed Consolidated Financial Statements for 2004 to conform to our condensed consolidated financial statement presentation for 2005.

In the opinion of management, the unaudited Condensed Consolidated Financial Statements of the Company as of June 30, 2005 and for the six and three month periods ended June 30, 2005 and 2004 include all adjustments and accruals, consisting only of normal, recurring accrual adjustments, except for the cumulative effect of accounting change as discussed in Note 13 which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.

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

 Note 2: Investment in Affiliate One of our subsidiaries has a 50% equity interest in an energy conservation joint venture which is accounted for on the equity method. At June 30, 2005 and December 31, 2004, our investment was $3,303,000 and $3,111,000, respectively. Our equity in joint-venture earnings which are included in other income in the accompanying condensed consolidated statements of income are as follows:

Six Months Ended June 30,	Three Months Ended June 30,
2005	2004	2005	2004
(In thousands)
Equity in joint-venture earnings	$367	$327	$185	$168

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2005 and 2004

Summarized financial information of the joint venture is as follows (in thousands):

June 30,	December 31,
2005	2004

Current assets	$2,604	$2,575
Noncurrent assets	$8,830	$9,333
Current liabilities	$1,645	$1,815
Noncurrent liabilities	$6,506	$7,019
Partners' capital	$3,283	$3,074

Six Months Ended June 30,	Three Months Ended June 30,
2005	2004	2005	2004
Total revenues	$2,180	$2,155	$1,090	$1,077
Operating income	$1,096	$1,077	$548	$541
Net income	$733	$654	$369	$335

Note 3: Life Insurance Policies We maintain life insurance policies on various individuals. As of June 30, 2005, the total face amount of these policies was $22 million of which $2.5 million of the proceeds is required to be paid as discussed below. Some of these life insurance policies have cash surrender values and we have borrowed against these cash surrender values. The cash surrender values are included in other assets in the amounts of $.7 million and $.6 million, net of borrowings of $2.4 million at June 30, 2005 and December 31, 2004. Increases in cash surrender values of $.2 million and $.3 million are netted against the premiums paid for life insurance policies of $.6 million and $.4 million for the six months ended June 30, 2005 and 2004, respectively, and are included in selling, general and administrative expenses.

On May 12, 2005 the Company entered into a certain death benefit agreement ("Death Benefit Agreement") with Jack E. Golsen. The Death Benefit Agreement provides that, upon Mr. Golsen's death, the Company will pay to Mr. Golsen's family or designated beneficiary $2.5 million to be funded from the net proceeds received by the Company under certain new life insurance policies on Mr. Golsen's life that have been purchased and are owned by the Company. The Company is obligated to keep in existence no less than $2.5 million of the stated death benefit. The new life insurance policies owned by the Company provide a stated death benefit of $7 million.

 Note 4: Product Warranty Our Climate Control Business sells equipment that has an expected life, under normal circumstances and use, that extends over many years. As such, we provide warranties after equipment shipment/start-up covering defects in materials and workmanship.

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
Six Months Ended June 30, 2005 and 2004

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

The carrying amount of the product warranty obligation which is classified as other current and noncurrent accrued liabilities is as follows:

Six Months Ended June 30,	Three Months Ended June 30,
2005	2004	2005	2004
(In thousands)
Balance at beginning of period	$1,999	$1,693	$2,110	$1,722
Add: Charged to costs and expenses	991	941	580	562
Deduct: Costs incurred	(743)	(691)	(443)	(341)
Balance at end of period	$2,247	$1,943	$2,247	$1,943

Note 5: Long-Term Debt Long-term debt consists of the following:

June 30,	December 31,
2005	2004
(In thousands)
Senior Secured Loan due 2009 (A)	$50,000	$50,000
Working Capital Revolver Loan - ThermaClime (B)	29,996	27,489
10-3/4% Senior Unsecured Notes due 2007 (C)	13,300	13,300
Other, with interest at rates of 3.59% to 12%, most of which is secured by machinery, equipment and real estate	15,934	15,718
	109,230	106,507
Less current portion of long-term debt	2,962	4,833
Long-term debt due after one year	$106,268	$101,674

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
Six Months Ended June 30, 2005 and 2004
    a balloon payment of the remaining outstanding principal of $47.5 million and accrued interest on September 16, 2009.

The Senior Secured Loan accrues interest at the applicable LIBOR rate, as defined, plus an applicable LIBOR margin, as defined or, at the election of the Borrowers, the alternative base rate, as defined, plus an applicable base rate margin, as defined, with the annual interest rate not to exceed 11% or 11.5% depending on the leverage ratio. At June 30, 2005 the annual interest rate was 11.49%.

The Borrowers are subject to numerous covenants under the Senior Secured Loan agreement including, but not limited to, limitation on the incurrence of certain additional indebtedness and liens, limitations on mergers, acquisitions, dissolution and sale of assets, and limitations on declaration of dividends and distributions to us, all with certain exceptions. The Borrowers are also subject to a minimum fixed charge coverage ratio, measured quarterly on a trailing twelve-month basis. The Borrowers were in compliance with the required minimum ratio for the twelve-month period ended June 30, 2005. The maturity date of the Senior Secured Loan can be accelerated by the Lender upon the occurrence of a continuing event of default, as defined.

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

(B) In April 2001, ThermaClime and its subsidiaries ("the Borrowers") entered into a $50 million revolving credit facility (the "Working Capital Revolver Loan") that provides for advances based on specified percentages of eligible accounts receivable and inventories for ThermaClime and its subsidiaries. Effective February 28, 2005 the Working Capital Revolver Loan was amended which, among other things, extended the maturity date to April 2009 and removed language considered as a subjective acceleration provision. The Working Capital Revolver Loan, as amended, accrues interest at a base rate (generally equivalent to the prime rate) plus .75% or LIBOR plus 2% (formerly base rate plus 2% or LIBOR plus

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2005 and 2004

4.50%). The annual interest rate at June 30, 2005 was 5.51%. The facility provides for up to $8.5 million of letters of credit. Under the Working Capital Revolver Loan, as amended, the lender also requires the borrowers to pay a letter of credit fee equal to 1% (formerly 2.75%) per annum of the undrawn amount of all outstanding letters of credit, an unused line fee equal to .5% per annum for the excess amount available under the facility not drawn and various other audit, appraisal and valuation charges. All letters of credit outstanding reduce availability under the facility. Amounts available for additional borrowing under the Working Capital Revolver Loan at June 30, 2005 were $18.2 million.

In March 2005, we purchased two interest rate cap contracts which set a maximum three-month LIBOR base rate of 4.59% on $30 million and mature on March 29, 2009. See Note 8 - Derivatives, Hedges and Financial Instruments.

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

The Working Capital Revolver Loan, as amended, requires ThermaClime to maintain minimum quarterly earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined, for ThermaClime and its Climate Control Business on a trailing twelve-month basis. ThermaClime and its Climate Control Business  were in compliance with the required minimum EBITDA amounts for the twelve-month period ended June 30, 2005. The trailing twelve-months EBITDA requirements for the remainder of 2005 range from $13.7 to $16 million for ThermaClime and is fixed at $10 million for the Climate Control Business. The Working Capital Revolver Loan also requires ThermaClime to achieve an annual fixed charge coverage ratio and limits capital expenditures, as defined, measured quarterly on a trailing twelve-month basis. The Working Capital Revolver Loan also contains covenants that, among other things, limit the borrowers' ability to: (a) incur additional indebtedness, (b) incur liens, (c) make restricted payments or loans to affiliates who are not Borrowers, (d) engage in mergers, consolidations or other forms of recapitalization, (e) dispose of assets, or (f) repurchase ThermaClime's 10-3/4% Senior Unsecured Notes. The Working Capital Revolver Loan also requires all collections on accounts receivable be made through a bank account in the name of the lender or their agent.

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
Six Months Ended June 30, 2005 and 2004

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

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2005 and 2004

Note 5: Long-Term Debt (continued)
ThermaClime, Inc. Condensed Consolidating Balance Sheet As of June 30 2005 (In thousands)
Combined Guarantor Subsidiaries	Consolidated Non- Guarantor Subsidiaries	ThermaClime, Inc. (Parent)	Eliminations	Consolidated
Assets
Current assets:
Cash	$92	$-	$669		$761
Accounts receivable, net	44,762	3,985	14		48,761
Inventories	26,540	122	-		26,662
Supplies, prepaid items and other	4,377	154	2,470		7,001
Deferred income taxes	-	-	4,675		4,675
Total current assets	75,771	4,261	7,828		87,860

Property, plant and equipment, net	63,123	2,774	27		65,924
Investment in and advances to affiliates	-	-	100,429	$(100,429)	-
Receivable from Parent	32,353	13,096	-	(45,449)	-
Other assets, net	5,397	23	3,055		8,475
	$176,644	$20,154	$111,339	$(145,878)	$162,259

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$22,547	$2,242	$1,736		$26,525
Accrued liabilities	13,027	4,245	1,084		18,356
Due to LSB and affiliates	-	-	1,715		1,715
Current portion of long-term debt	413	353	-		766
Total current liabilities	35,987	6,840	4,535		47,362

Long-term debt	6,112	676	90,205		96,993
Deferred income taxes	-	-	1,735		1,735
Other non-current liabilities	2,050	390	-		2,440

Stockholders' equity:
Common stock	66	1	1	$(67)	1
Capital in excess of par value	166,212	-	13,052	(166,212)	13,052
Accumulated other comprehensive loss	-	(1,135)	-		(1,135)
Due from LSB and affiliates	-	-	(2,558)		(2,558)
Retained earnings (deficit)	(33,783)	13,382	4,369	20,401	4,369
Total stockholders' equity	132,495	12,248	14,864	(145,878)	13,729
	$176,644	$20,154	$111,339	$(145,878)	$162,259

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2005 and 2004

Note 5: Long-Term Debt (continued)
ThermaClime, Inc. Condensed Consolidating Balance Sheet As of December 31, 2004 (In thousands)
Combined Guarantor Subsidiaries	Consolidated Non- Guarantor Subsidiaries	ThermaClime, Inc. (Parent)	Eliminations	Consolidated
Assets
Current assets:
Cash	$174	$-	$676		$850
Restricted cash	-	-	158		158
Accounts receivable, net	36,075	4,716	17		40,808
Inventories	27,345	195	-		27,540
Supplies, prepaid items and other	4,349	887	4,467		9,703
Deferred rent expense	-	938	-		938
Deferred income taxes	-	-	4,675		4,675
Total current assets	67,943	6,736	9,993		84,672

Property, plant and equipment, net	62,482	2,393	32		64,907
Investment in and advances to affiliates	-	-	96,127	$(96,127)	-
Receivable from Parent	39,163	8,364	-	(47,527)	-
Other assets, net	5,271	25	2,783	-	8,079
	$174,859	$17,518	$108,935	$(143,654)	$157,658

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$22,560	$2,663	$3,903		$29,126
Accrued liabilities	11,592	2,279	1,178		15,049
Due to LSB and affiliates, net	-	-	1,480		1,480
Current portion of long-term debt	444	353	-		797
Total current liabilities	34,596	5,295	6,561		46,452

Long-term debt	6,353	853	87,538		94,744
Deferred income taxes	-	-	1,735		1,735
Other non-current liabilities	2,449	457	-		2,906

Stockholders' equity:
Common stock	66	1	1	$(67)	1
Capital in excess of par value	166,212	-	13,052	(166,212)	13,052
Accumulated other comprehensive loss	-	(1,280)	-	-	(1,280)
Due from LSB and affiliates	-	-	(2,558)	-	(2,558)
Retained earnings (deficit)	(34,817)	12,192	2,606	22,625	2,606
Total stockholders' equity	131,461	10,913	13,101	(143,654)	11,821
	$174,859	$17,518	$108,935	$(143,654)	$157,658

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2005 and 2004

Note 5: Long-Term Debt (continued)
ThermaClime, Inc. Condensed Consolidating Statement of Operations Six Months Ended June 30, 2005 and 2004 (In thousands)
Combined Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	ThermaClime, Inc. (Parent)	Eliminations	Consolidated
2005

Net sales	$171,462	$21,557			$193,019
Cost of sales	144,220	19,545	$476		164,241

Gross profit (loss)	27,242	2,012	(476)		28,778

Selling, general and administrative	21,613	194	1,150	$(4)	22,953

Operating income (loss)	5,629	1,818	(1,626)	4	5,825

Other income (expense):
Interest and other income (expense), net	1,101	153	4,898	(4,888)	1,264
Interest expense	(5,035)	(21)	(5,154)	4,884	(5,326)
Income (loss) from operations before benefit (provision) for income taxes	1,695	1,950	(1,882)	-	1,763

Equity in earnings of subsidiaries	-	-	2,224	(2,224)	-
Benefit (provision) for income taxes	(661)	(760)	1,421		-
Net income	$1,034	$1,190	$1,763	$(2,224)	$1,763

2004

Net sales	$158,359	$22,930			$181,289
Cost of sales	135,654	20,914	$394		156,962

Gross profit (loss)	22,705	2,016	(394)		24,327

Selling, general and administrative	19,341	207	1,555	$(4)	21,099

Operating income (loss)	3,364	1,809	(1,949)	4	3,228

Other income (expense):
Interest and other income (expense), net	481	(104)	5,271	(5,262)	386
Interest expense	(5,465)	(16)	(2,261)	5,258	(2,484)
Income (loss) from operations before benefit (provision) for income taxes	(1,620)	1,689	1,061	-	1,130

Equity in earnings of subsidiaries	-	-	43	(43)	-
Benefit (provision) for income taxes	632	(658)	(381)		(407)
Net income (loss)	$(988)	$1,031	$723	$(43)	$723

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2005 and 2004

Note 5: Long-Term Debt (continued)
ThermaClime, Inc. Condensed Consolidating Statement of Operations Three Months Ended June 30, 2005 and 2004 (In thousands)

Combined Guarantor Subsidiaries	Consolidated Non- Guarantor Subsidiaries	ThermaClime, Inc. (Parent)	Eliminations	Consolidated
2005

Net sales	$96,622	$10,958			$107,580
Cost of sales	81,614	9,942	$356		91,912

Gross profit (loss)	15,008	1,016	(356)		15,668

Selling, general and administrative	11,399	104	650	$(2)	12,151

Operating income (loss)	3,609	912	(1,006)	2	3,517

Other income (expense):
Interest and other income (expense), net	924	1	2,530	(2,554)	901
Interest expense	(2,627)	(11)	(2,737)	2,552	(2,823)
Income (loss) from operations before benefit (provision) for income taxes	1,906	902	(1,213)	-	1,595

Equity in earnings of subsidiaries	-	-	1,714	(1,714)	-
Benefit (provision) for income taxes	(743)	(351)	1,094		-
Net income	$1,163	$551	$1,595	$(1,714)	$1,595

2004

Net sales	$86,924	$11,570			$98,494
Cost of sales	73,249	10,534	$169		83,952

Gross profit (loss)	13,675	1,036	(169)		14,542

Selling, general and administrative	10,022	105	1,210	$(2)	11,335

Operating income (loss)	3,653	931	(1,379)	2	3,207

Other income (expense):
Interest and other income (expense), net	337	(15)	2,741	(2,718)	345
Interest expense	(2,843)	(8)	(1,189)	2,716	(1,324)
Income from operations before provision for income taxes	1,147	908	173	-	2,228

Equity in earnings of subsidiaries	-	-	1,254	(1,254)	-
Provision for income taxes	(447)	(354)	(6)		(807)
Net income	$700	$554	$1,421	$(1,254)	$1,421

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2005 and 2004

Note 5: Long-Term Debt (continued)
ThermaClime, Inc. Condensed Consolidating Statement of Cash Flows Six Months Ended June 30, 2005 and 2004 (In thousands)

Combined Guarantor Subsidiaries	Consolidated Non- Guarantor Subsidiaries	ThermaClime, Inc. (Parent)	Eliminations	Consolidated
2005

Cash flows provided (used) by operating activities	$(627)	$5,461	$(863)	$3,971

Cash flows from investing activities:
Capital expenditures	(5,497)	(551)	(7)	(6,055)
Proceeds from sale of property and equipment	156	-	-	156
Net change in restricted cash	-	-	158	158
Other assets	(17)	(1)	(779)	(797)
Net cash used by investing activities	(5,358)	(552)	(628)	(6,538)

Cash flows from financing activities:
Payments on long-term debt	(31)	(177)	-	(208)
Net change in revolving debt	-	-	2,507	2,507
Net change in due to/from LSB and affiliates	-	-	179	179
Advances to/from affiliates	5,934	(4,732)	(1,202)	-
Net cash provided (used) by financing activities	5,903	(4,909)	1,484	2,478
Net decrease in cash from all activities	(82)	-	(7)	(89)
Cash at the beginning of period	174	-	676	850
Cash at the end of period	$92	$-	$669	$761

2004

Cash flows provided (used) by operating activities	$(10,655)	$2,746	$2,459	$(5,450)
Cash flows from investing activities:
Capital expenditures	(4,662)	(617)	-	(5,279)
Proceeds from sales of property and equipment	218	-	-	218
Other assets	(360)	4	1	(355)
Net cash provided (used) by investing activities	(4,804)	(613)	1	(5,416)
Cash flows from financing activities:
Payments on long-term debt	(406)	(176)	(1,817)	(2,399)
Net change in revolving debt	1,087	-	10,826	11,913
Net change in due to/from LSB and affiliates	-	-	390	390
Advances to/from affiliates	15,083	(529)	(14,554)	-
Net cash provided (used) by financing activities	15,764	(705)	(5,155)	9,904
Net increase (decrease) in cash from all activities	305	1,428	(2,695)	(962)
Cash at the beginning of period	208	-	2,712	2,920
Cash at the end of period	$513	$1,428	$17	$1,958

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2005 and 2004

Note 6: Contingencies

Legal Matters

 Following is a summary of certain legal actions involving the Company:

 A. Environmental Matters

 Our operations are subject to numerous environmental laws ("Environmental Laws") and to other federal, state and local laws regarding health and safety matters ("Health Laws"). In particular, the manufacture and distribution of chemical products are activities which entail environmental risks and impose obligations under the Environmental Laws and the Health Laws, many of which provide for substantial fines and criminal sanctions for violations. There can be no assurance that material costs or liabilities will not be incurred by us in complying with such laws or in paying fines or penalties for violation of such laws. The Environmental Laws and Health Laws and enforcement policies thereunder relating to our Chemical Business have in the past resulted, and could in the future result, in compliance expenses, cleanup costs, penalties or other liabilities relating to the handling, manufacture, use, emission, discharge or disposal of pollutants or other substances at or from our facilities or the use or disposal of certain of its chemical products. Historically, significant expenditures have been incurred by subsidiaries within our Chemical Business, including, but not limited to, EDC at its El Dorado, Arkansas plant (the "El Dorado Facility"), in order to comply with the Environmental Laws and Health Laws. Our Chemical Business could be required to make significant additional site or operational modifications at this or other facilities involving substantial expenditures. The Company plans to continue to operate the El Dorado Facility in the foreseeable future. However, the Company has certain discharge water monitoring obligations for this facility and would be required to recognize a liability for such costs should operations be discontinued in the foreseeable future.

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

We believe that the NPDES permit, as issued, will require additional expenditures by EDC through June 2007, estimated to be approximately $3 to $4 million, plus reimbursement to the City of approximately $1.8 million for our pro-rata portion of pipeline engineering and construction costs as those costs are incurred. This estimate assumes that the City timely builds

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2005 and 2004

its own discharge pipeline to a nearby river and we are permitted to tie our pipeline into the City's pipeline. The City council has approved the joint pipeline, but construction of the pipeline by the City is subject to the City receiving a permit from the ADEQ. The ADEQ has not issued the necessary permit to discharge wastewater into the pipeline and, as a result, this has caused a delay of unknown duration in construction of the pipeline. This delay may impact our ability to meet our compliance schedule under the NPDES permit. We do not have any reliable estimates of the cost of an alternative solution in the event that the pipeline is not built, or timely built, by the City.

In addition, EDC has entered into a Consent Administrative Order ("CAO") that recognizes the presence of nitrate contamination in the shallow groundwater at the El Dorado Facility. A new CAO is being completed to address the shallow groundwater contamination, which will include an evaluation of the current conditions and remediation based upon a risk assessment. The final remedy for shallow groundwater contamination, should any remediation be required, will be selected pursuant to the new CAO and based upon the risk assessment. There are no known users of this shallow groundwater in the area, and preliminary risk assessments have not identified any public health risk that would require remediation. During the second quarter of 2005, we spent $325,000 relating to the dredging of our neutralization pond to increase its efficiency. At June 30, 2005 the estimated cost to complete the requested investigation and risk assessment is approximately $33,000 which liability has been established. The cost of any additional remediation that may be required will be determined based on the results of the investigation and risk assessment and cannot currently be reasonably estimated.

2.Air Matters

 EDC and the ADEQ have entered into a consent administrative order ("AirCAO") resolving certain air regulatory alleged violations associated with EDC's sulfuric acid plant and certain other alleged air emission violations. The AirCAO became effective during February 2004. The AirCAO requires EDC to implement additional air emission controls at the El Dorado Facility. The ultimate cost of any technology changes required cannot presently be determined but is believed to cost between $1.5 million to $3 million, depending on the technology changes ultimately required by the ADEQ. The implementation of the technological change and related expenditures will be incurred through February 2010.

 3.Other Environmental Matters

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

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2005 and 2004

In connection with the sale of substantially all of the operating assets of Slurry and UTeC, both subsidiaries within our Chemical Business, in December 2002, UTeC leased the Hallowell Facility to the buyer under a triple net long-term lease agreement. However, Slurry retained the obligation to be responsible for, and perform the activities under, the Slurry Consent Order. In addition, certain of our subsidiaries agreed to indemnify the buyer of such assets for these environmental matters. Slurry has placed the prior owners (Chevron/Texaco) of the Hallowell Facility on notice of their responsibility for contribution towards the costs to investigate and remediate this site. Representatives of a prior owner have agreed to pay for one-half of the costs of the investigation on an interim, non-binding basis. At June 30, 2005 a liability of $147,000 has been established for our share of the estimated remaining investigation and known remediation costs. No additional liabilities can be estimated until the requested testing and investigation is complete. However, these estimates may be revised based on the results of our investigation and testing.

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

Threatened Litigation

 During July 2005, we received correspondence from the Purchaser ("Purchaser") of the assets of our explosive subsidiary advising that they had received a letter threatening them and others with legal action due to alleged blasting activities in Millbury, Massachusetts, that the threatening parties claimed caused ammonium perchlorate contamination in the drinking water. It has been alleged that prior to the time our explosive company sold its assets to the Purchaser, it sold certain of the blasting products to the blasting companies that performed the blasting activities at the site that caused the contamination. The initial claims were made by the landowner and owners of certain water wells in the area against the drilling and blasting companies. The drilling and blasting activities were performed on the landowner's site as part of construction of a shopping mall. These claims have been made against numerous parties, including the Purchaser and other parties that performed blasting and drilling activities at the site, alleging that the costs of remediation will be several million dollars. We are investigating this matter and intend to vigorously defend ourselves, and, if required, the Purchaser in this matter.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2005 and 2004

B. Other Pending or Threatened Litigation

1. Climate Control Business

 A lawsuit was filed in August 2002, against Trison Construction, Inc. ("Trison"), a subsidiary within our Climate Control Business, in the District Court, State of Oklahoma, Pontotoc County, in the case styled Trade Mechanical Contractors, Inc., et al. v. Trison Construction, Inc. In this lawsuit, the plaintiff alleges that Trison breached its contract with the plaintiff by delaying contract performance and refusal of payment, and that the actions by Trison damaged the plaintiff. The plaintiff alleges that Trison owes it approximately $231,000, inclusive of overhead, cost and profit; approximately $94,000 in extended overhead and expenses Trison has asserted a counterclaim against the plaintiff for recovery of its costs and attorneys fees associated with the defense of this case and approximately $306,000 in damages due to plaintiff's breach of contract. Johnson Controls, Inc. ("JCI") filed a formal demand for arbitration against Trison and its bonding company. JCI is alleging that it has sustained damages of approximately $1.7 million as a result of alleged defects in Trison's work in connection with a facility located in Pontotoc County, Oklahoma. Arbitration proceedings began during the second quarter of 2005. In addition, in accordance with demands by the Company's bonding company, the Company has agreed to increase the security deposited with the bonding company from a $1 million letter of credit to $1.5 million letter of credit.

The Company and one of our subsidiaries within the Climate Control Business, ClimaCool Corp., have been sued, together with two unrelated companies, in the United States District Court for the Northern District of Illinois, Eastern Division, in a case styled Multistack LLC v. ClimaCool Corp., et al., alleging that we, ClimaCool and others infringed on a patent in connection with certain modular air chillers that ClimaCool purchased from a French air conditioning company for resale in the United States. The Company is planning to manufacture modular air chillers similar to the design that is subject to this litigation. The complaint alleges that the defendants have infringed and continue to infringe on a certain patent and request:

  an injunction restraining the defendants from further infringement of the patent;
  actual damages and an award of increased damages in an amount not less than three times the amount of damages assessed by the court; and
  attorney fees.

We have answered the allegations, denying infringement and raising various affirmative defenses, including the assertion of counterclaims for unfair competition, abuse of process, and declaratory judgment of non-infringement and non-enforceability. We intend to vigorously defend this action.

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
Six Months Ended June 30, 2005 and 2004

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

Asserting Financing Fee

On December 4, 2003, the Company and Southwest Securities, Inc. ("Southwest") entered into a letter agreement whereby the Company agreed to retain Southwest to assist the Company in obtaining financing for the Company. Southwest's right to a fee under the Agreement is limited to a refinancing occurring during "a period of sixty days, to be extended if a transaction is

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2005 and 2004

ongoing." A financing did not occur within sixty days of the date of the Agreement, nor was a funding transaction "ongoing" at the end of that period. In September 2004, more than ten months after the date of the Agreement between the Company and Southwest, ThermaClime borrowed $50 million from Orix Capital Markets, LLC ("Orix"). It is the Company's position that the Orix financing transaction was not the result of any efforts by Southwest, nor was it the culmination of any negotiations or transaction commenced during the sixty-day term of the Agreement. Nonetheless, Southwest has asserted that it is entitled to a fee of $1.7 million pursuant to the Agreement. The Company brought an action against Southwest in Oklahoma state court in a lawsuit styled LSB Industries, Inc. v. Southwest Securities, Inc. pending in the Oklahoma District Court, Oklahoma County, for a declaratory judgment that the Company is not liable to Southwest under the Agreement as a result of the Orix financing transaction. The Company intends to vigorously defend itself against the claim by Southwest. As of the date of this report, no liability has been established relating to the fee asserted by Southwest.

We are also involved in various other claims and legal actions which in the opinion of management, after consultation with legal counsel, if determined adversely to us, would not have a material effect on our business, financial condition or results of operations.

 Insurance Recovery Contingency

 Beginning in October 2004 and continuing into June 2005, the Chemical Business' results were adversely affected as a result of a mechanical failure of one of the four nitric acid plants at the El Dorado, Arkansas plant. The failure, which resulted in major damage, caused the plant that normally produces 10,000 tons per month of nitric acid to go down on October 7, 2004. The plant was restored to normal production in June 2005. Approximately $5.5 million was expended to repair the plant. Our property insurance provides for replacement cost coverage subject to a $1 million deductible. As of June 30, 2005 we recognized insurance claims of $1.6 million relating to this property damage claim which we have received from our insurance carriers as of the date of this report. The effect of this property insurance recovery to the accompanying statements of income was $.4 million for the six and three-month periods ended June 30, 2005, which was classified as other income. We have additional property damage claims pending. Recoveries related to pending claims will be recognized when the claim amounts are agreed to by our insurers and will impact our financial statements in the near term.

In addition, our business interruption insurance policy contains a forty-five day waiting period before covering losses resulting from business interruptions. As of June 30, 2005 we have not filed a claim for recovery of the business interruption related to this incident. As a result, we have not recognized any insurance recoveries. Since the business interruption period related to this incident has ended, we are currently compiling the information necessary to submit the claim. Recoveries related to this business interruption will be recognized when the claim amount is agreed to by our insurers.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2005 and 2004

Note 7: Stockholders' Equity The table below provides detail (in thousands) of activity in the stockholders' equity accounts for the six months ended June 30, 2005:

Common Stock Shares	Non-Redeemable Preferred Stock	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock-Preferred	Treasury Stock-Common	Total
Balance at December 31, 2004		16,401	$34,177	$1,640	$57,352	$(1,280)	$(66,840)	$(200)	$(16,451)	$8,398

Net income							3,491			3,491
Amortization of cash flow hedge (Note 8)						145				145
Total comprehensive income										3,636
Exercise of warrants (1)		586		59	(59)					-
Exercise of stock options		77		8	215					223
Purchases of non-redeemable preferred stock								(451)		(451)
Conversion of 18 shares of redeemable preferred stock to common stock		1			2					2
Balance at June 30, 2005	(2)	17,065	$34,177	$1,707	$57,510	$(1,135)	$(63,349)	$(651)	$(16,451)	$11,808

(1) In March 2005, the lenders of the loans under a former financing agreement exercised warrants, under a cashless exercise provision, to purchase 586,140 shares of our common stock.

(2) Includes 3,321,607 shares of the Company's common stock held in treasury. Excluding the 3,321,607 shares held in treasury, the outstanding shares of the Company's common stock at June 30, 2005 were 13,743,738.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2005 and 2004

Note 7: Stockholders' Equity (continued)

Stock Options

As of June 30, 2005 we have several Qualified and Non-Qualified Stock Option Plans. We currently account for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. See discussion in Note 13 - Recently Issued Pronouncements. No stock-based compensation cost is reflected in net income applicable to common stock for the six and three months ended June 30, 2005 and 2004 and no options were granted under those plans during these periods.

The following table illustrates the effect on net income applicable to common stock and net income per share if we had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation. The fair value for the underlying options was estimated at their respective date of grant using a Black-Scholes option pricing model.

For purposes of pro forma disclosures, the estimated fair value of the qualified and non-qualified stock options is amortized to expense over the options' vesting period.

Six Months Ended June 30,	Three Months Ended June 30,
2005	2004	2005	2004
(In thousands)
Net income applicable to common stock, as reported	$2,374	$474	$1,522	$1,159
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(107)	(117)	(57)	(58)
Pro forma net income applicable to common stock	$2,267	$357	$1,465	$1,101

Net income per common share:
Basic - as reported	$.18	$.04	$.11	$.09

Basic - pro forma	$.17	$.03	$.11	$.09

Diluted - as reported	$.16	$.03	$.10	$.08

Diluted - pro forma	$.15	$.02	$.10	$.07

Note 8: Derivatives, Hedges and Financial Instruments We account for derivatives in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No.133 requires the recognition of derivatives in the balance sheet and the measurement of these instruments at fair value. Changes in fair value of derivatives are recorded in results of operations unless the normal purchase or sale exceptions apply or hedge accounting is elected.

In 1997, we entered into an interest rate forward agreement to effectively fix the interest rate of a long-term lease commitment (not for trading purposes). In 1999, we executed a long-term lease

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2005 and 2004

agreement and terminated the forward agreement at a net cost of $2.8 million. We historically accounted for this cash flow hedge under the deferral method (as an adjustment of the initial term lease rentals). Upon adoption of SFAS No. 133 in 2001, the remaining deferred cost amount was reclassified from other assets to accumulated other comprehensive loss and is being amortized to operations over the term of the lease arrangement. At June 30, 2005 and December 31, 2004, accumulated other comprehensive loss consisted of the remaining deferred cost of $1,135,000 and $1,280,000, respectively. The amount amortized to operations was $145,000 for the six months ended June 30, 2005 and 2004. There were no income tax benefits related to these expenses.

Raw materials for use in our manufacturing processes include copper used by our Climate Control Business and natural gas used by our Chemical Business. As part of our raw material price risk management, we periodically enter into exchange-traded futures contracts for these materials, which contracts are generally accounted for on a mark-to-market basis in accordance with SFAS No. 133. At June 30, 2005 the unrealized gains on these contracts was $124,000 (minimal at December 31, 2004) and are included in supplies, prepaid items and other in the accompanying consolidated balance sheet, as the term of these contracts are for periods of twelve months or less. Gains and losses on such contracts are included in cost of sales but have not been material in the periods presented.

In March 2005, we purchased two interest rate cap contracts for a cost of $590,000. These contracts are free-standing derivatives and are accounted for on a mark-to-market basis in accordance with SFAS No.133. At June 30, 2005 the market basis of these contracts was $312,000 and is included in other assets in the accompanying condensed consolidated balance sheet. The change in the value of these contracts is included in interest expense in the accompanying condensed consolidated statement of operations.

 Note 9: Net Income Per Share Net income applicable to common stock is computed by adjusting net income by the amount of preferred stock dividends. Basic net income per common share is based upon net income applicable to common stock and the weighted average number of common shares outstanding during each period. Diluted income per share is based on the weighted average number of common shares and dilutive common equivalent shares outstanding, if any, and the assumed conversion of dilutive convertible securities outstanding, if any.

For the six months ended June 30, 2005 our Board of Directors did not declare and we did not pay the regular quarterly dividends of $.8125 on our Series 2 $3.25 Convertible Class C preferred stock ("Series 2 Preferred"). Also our Board of Directors did not declare and we did not pay the January 1, 2005 regular dividend on our Series B 12% Convertible, Cumulative preferred stock ("Series B Preferred"). As of June 30, 2005 the aggregate amount of unpaid dividends in arrears on our Series 2 Preferred, Series B Preferred and Series D 6% Cumulative, Convertible Class C preferred stock ("Series D Preferred") totaled approximately $11.9 million, $1.3 million and $.2 million respectively. During 2005, we purchased 10,000 shares of our Series 2 Preferred at $45.10 a share. As of June 30, 2005 we or our subsidiaries own as treasury stock 15,000 shares of our Series 2 Preferred.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2005 and 2004

The following table sets forth the computation of basic and diluted income per share:

(Dollars in thousands, except per share amounts)

Six Months Ended June 30,	Three Months Ended June 30,

2005	2004	2005	2004
Numerator:
Net income	$3,491	$1,608	$2,077	$1,726
Preferred stock dividend requirements	(1,117)	(1,134)	(555)	(567)
Numerator for basic and diluted net income per share - net income applicable to common stock	$2,374	$474	$1,522	$1,159

Denominator:
Denominator for basic net income per share - weighted - average shares	13,480,781	12,729,095	13,727,053	12,802,708
Effect of dilutive securities:
Employee stock options	1,231,586	1,520,872	1,213,812	1,413,247
Warrants	54,267	648,440	53,768	650,110
Convertible preferred stock	290,560	292,960	290,380	292,660
Convertible note payable	4,000	4,000	4,000	4,000
Dilutive potential common shares	1,580,413	2,466,272	1,561,960	2,360,017

Denominator for diluted net income per share - adjusted weighted - average shares and assumed conversions	15,061,194	15,195,367	15,289,013	15,162,725

Basic net income per share	$.18	$.04	$.11	$.09

Diluted net income per share	$.16	$.03	$.10	$.08

The following shares of securities were not included in the computation of diluted net income per share as their effect would have been antidilutive.

Six Months Ended June 30,	Three Months Ended June 30,
2005	2004	2005	2004
Convertible preferred stock	3,311,547	3,347,931	3,296,662	3,347,931

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2005 and 2004

Note 10: Income Taxes At December 31, 2004, we had federal regular-tax net operating loss ("NOL") carryforwards of $71.8 million ($51.8 million alternative minimum tax NOLs). Due to NOL carryforwards, no provisions for income taxes were necessary for the six and three-month periods of 2005 and 2004 except for certain state income taxes for 2004.

Note 11: Other Income Other income consists of the following:

Six Months Ended June 30,	Three Months Ended June 30,
2005	2004	2005	2004
(In thousands)
Proceeds from certain key individual life insurance policies in excess of benefit obligations	$1,162	$-	$24	$-
Gain on sales of certain current assets, primarily precious metals	220	2,083	-	363
Gains on sales of property and equipment	899	143	477	138
Insurance recoveries in excess of losses incurred (Note 6)	368	-	368	-
Equity in earnings in affiliate	367	327	185	168
Other	425	545	281	333
Total other income	$3,441	$3,098	$1,335	$1,002

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2005 and 2004

Note 12: Segment Information
Six Months Ended June 30,	Three Months Ended June 30,
2005	2004	2005	2004
(In thousands)
Net sales:
Climate Control (1)	$75,495	$69,982	$39,991	$38,433
Chemical	117,524	115,099	67,589	63,853
Other	3,170	2,825	1,928	1,828
	$196,189	$187,906	$109,508	$104,114

Gross profit: (2)
Climate Control	$21,986	$22,217	$11,978	$11,835
Chemical (3)	9,215	5,075	5,104	4,507
Other	1,068	800	638	471
	$32,269	$28,092	$17,720	$16,813

Operating profit: (4)
Climate Control	$6,305	$7,035	$3,726	$3,337
Chemical (3)(5)	4,712	2,239	2,894	2,230
	11,017	9,274	6,620	5,567
General corporate expenses and other business operations, net (6)	(1,623)	(4,097)	(1,452)	(2,244)
Interest expense	(5,828)	(3,029)	(3,091)	(1,597)
Provision for impairment on long-lived assets	(75)	-	-	-
Income before provision for income taxes and cumulative effect of accounting change	$3,491	$2,148	$2,077	$1,726

Certain reclassifications have been made in our segment information for 2004 to conform to our segment information presentation for 2005.

(1) As discussed in Note 13, effective March 31, 2004, we were required to consolidate the parent company of a French manufacturer ("MultiClima") of HVAC equipment. Therefore the operating results include net sales of $3.8 million, gross profit of $.8 million and an operating loss of $.6 million relating to MultiClima (after all material intercompany transactions have been eliminated) for the six and three months ended June 30, 2004.

(2) Gross profit by industry segment represents net sales less cost of sales. Gross profit classified as "Other" relates to industrial machinery and components.

(3) We follow the practice of expensing precious metals used as a catalyst in the Chemical Business manufacturing processes as they are used, because the amount and timing of recovery is not predictable. Periodically, we recover a portion of the amount previously expensed. During the first quarter of 2005, a recovery of $1 million contributed to an

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2005 and 2004

increase in gross profit. During the second quarter of 2004, a settlement of $.6 million was reached with a vendor's insurance carrier relating to several mechanical problems with a boiler that had been repaired by one of our vendors at the El Dorado Facility. This amount is classified as a reduction of cost of sales.

(4) Operating profit by industry segment represents operating income (loss) plus other income and other expense earned/incurred by each industry segment before general corporate expenses and other business operations, net (including unallocated portions of other income and other expense). In computing operating profit, none of the following items have been added or deducted: general corporate expense and other business operations (including unallocated portions of other income and other expense), interest expense, provision for impairment on long-lived assets, income taxes, and cumulative effect of accounting change.

(5) During the second quarter of 2005, we recognized a gain of $.4 million from certain property insurance claims as discussed in Note 6-Contingencies. During the first quarter of 2004, we recognized a gain of $1.8 million (which is classified as other income in the accompanying condensed consolidated statement of operations) from the sale of certain current assets purchased in 2003.

(6) The amounts included are not allocated to our Climate Control and Chemical Businesses since these items are not included in the operating results reviewed by our chief operating decision makers for purposes of making decisions with regard to resource allocation and performance evaluation. General corporate expenses and other business operations, net consist of the following:

Six Months Ended June 30,	Three Months Ended June 30,
2005	2004	2005	2004
(In thousands)
Gross profit-Other	$1,068	$800	$638	$471
Selling, general and administrative:
Personnel	(2,628)	(1,935)	(1,464)	(854)
Professional fees (A)	(1,018)	(1,875)	(575)	(1,434)
Office overhead	(396)	(390)	(189)	(170)
Property, franchise and other taxes	(101)	(142)	(47)	(67)
All other	(705)	(680)	(361)	(285)
Total selling, general and administrative	(4,848)	(5,022)	(2,636)	(2,810)

Other income (B)	2,235	175	546	117
Other expense	(78)	(50)	-	(22)
Total general corporate expenses and other business operations, net	$(1,623)	$(4,097)	$(1,452)	$(2,244)

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2005 and 2004

(A) During the second quarter of 2004, we incurred professional fees and other costs aggregating $1 million relating to a proposed unregistered offering of Senior Secured Notes which was terminated in June 2004.

(B) During the first quarter of 2005, we recognized $1.1 million in proceeds receivable from certain key individual life insurance policies in excess of the present value of our obligations for benefits. During the first and second quarters of 2005, we recognized gains of $.4 million and $.3 million, respectively, from sales of corporate assets (these items are classified as other income in the accompanying condensed consolidated statement of operations).

 Note 13: Recently Issued Pronouncements On December 16, 2004 the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar  to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

As amended by the Securities and Exchange Commission, Statement 123(R) must be adopted at the beginning of the next fiscal year that begins after June 15, 2005. We expect to adopt Statement 123(R) on January 1, 2006. Our Board of Directors is considering a plan to accelerate the vesting schedule of both qualified and non-qualified stock options currently outstanding. At December 31, 2005 we currently estimate that there will be 45,000 shares that will not be fully vested with a remaining $90,000 of stock-based compensation expense. If the plan is executed, at December 31, 2005 all outstanding stock options will be fully vested and no cumulative effect of accounting change adjustment will be required on our financial statements when Statements 123(R) is adopted.

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
Six Months Ended June 30, 2005 and 2004

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

For the three months ended June 30, 2004 the parent company of MultiClima had a consolidated net loss of $575,000 (after all material intercompany transactions have been eliminated). Based on our assessment of the parent company and MultiClima's historical and forecasted liquidity and results of operations during 2004, we concluded that the outstanding notes receivable were not collectable. As a result, effective July 1, 2004 we forgave and canceled the loan agreements in exchange for extending the Option's expiration date from June 15, 2005 to June 15, 2008. We recognized a provision for loss of $1,447,000 for the three months ended September 30, 2004. As a result of the cancellation and the estimated value of this Option at zero, we no longer have a variable interest in this entity and are no longer required to consolidate this entity.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with our June 30, 2005 Condensed Consolidated Financial Statements.

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

 Chemical Business

 The primary raw material feedstocks (anhydrous ammonia and natural gas) of the Chemical Business are commodities, subject to significant price fluctuations and are purchased at prices in effect at time of purchase. Due to the uncertainty of the spot sales price, we have pursued a strategy of developing customers that purchase substantial quantities of products pursuant to sales agreements and/or formulas that provide for the pass through of raw material costs, variable costs, and certain fixed costs, plus in most cases, a profit margin. These pricing arrangements provide a hedge against the commodity risk inherent in the raw material feedstocks of natural gas and anhydrous ammonia. In addition we hedge most sales commitments made at fixed sales prices.

The remaining sales are primarily into agricultural markets at the price in effect at time of shipment. The anhydrous ammonia and natural gas feedstock costs are decoupled from the sales price of the Company's agricultural products resulting in profitability problems in this market in recent periods.

Our facility in Baytown, Texas ("Baytown Facility") continues to generate consistent operating profit and the operating profit from the remaining Chemical Business improved for 2005 compared to the first six months of 2004 despite the El Dorado Facility sustaining a mechanical failure of one of its four nitric acid plants adversely affecting the results of our fourth quarter of 2004 and first two quarters of 2005 as discussed below under "Liquidity and Capital Resources."

Irrespective of our strategy of developing customers that purchase substantial quantities of our products based on formulas as discussed above, our Chemical Business continues to underperform our expectations due, in part, to our inability to generate sufficient non-seasonal sales volume to operate our manufacturing facilities at optimum levels. As a result, we are reviewing alternative strategies for our Chemical Business to improve our operating results. Although we have discussed the issues with certain investment bankers we have not retained an investment banker to assist us in our review.

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

ThermaClime's ability to maintain an adequate amount of borrowing availability under its Working Capital Revolver Loan depends on its ability to comply with the terms and conditions of its loan agreements and its ability to generate cash flow from operations. ThermaClime is restricted under its credit agreements as to the funds it may transfer to LSB and its affiliates and certain ThermaClime subsidiaries. This limitation does not prohibit payment of amounts due under a Services Agreement, Management Agreement and a Tax Sharing Agreement. As of June 30, 2005 ThermaClime had availability under its Working Capital Revolver Loan of $18.2 million, based on eligible collateral, plus cash on hand of $.8 million.

The Chemical Business in recent years has been unable to generate significant positive cash flows due to lower than optimum sales volume levels, margin problems and extensive capital expenditure requirements.

The ability to generate a positive margin on Chemical sales is affected by the volatility of the raw material feedstocks of natural gas and anhydrous ammonia, as well as the necessity to produce at the optimum production levels to fully absorb the fixed plant costs. The predominant production costs of a process chemical plant, other than the raw material costs, tend to be fixed costs.

For the first six months of 2005, approximately 64% of the Chemical Business' sales are made pursuant to sales agreements that provide for the pass through of raw material costs, variable costs, and certain fixed costs, plus in most cases, a profit margin. Even though 64% of our sales are based upon the above described sales agreements, our Chemical Business has continued to sustain losses due, in part, to non-seasonal sales volume being insufficient to run the plants at optimum production levels.

Our primary efforts to improve the results of the Chemical Business include sales efforts to increase the non-seasonal sales volumes of the Alabama and Arkansas plants with an emphasis on customers that will accept the commodity risk inherent with natural gas and anhydrous ammonia.

Beginning in October 2004 and continuing into June 2005, the Chemical Business' results were adversely affected as a result of a mechanical failure of one of the four nitric acid plants at the El Dorado, Arkansas plant. The failure, which resulted in major damage, caused the plant that normally produces 10,000 tons per month of nitric acid to go down on October 7, 2004. The plant was restored to normal production in June 2005. Approximately
$5.5 million was expended to repair the plant. Our property insurance provides for replacement cost coverage subject to a $1 million deductible. As of June 30, 2005 we recognized insurance claims of $1.6 million relating to this property damage claim which we have received from our insurance carriers as of the date of this report. The effect of this property insurance recovery to the accompanying statements of income was $.4 million for the six and three-month periods ended June 30, 2005, which was classified as other income. We have additional property damage claims pending. Recoveries related to pending claims will be recognized when the claim amounts are agreed to by our insurers and will impact our financial statements in the near term.

In addition, our business interruption insurance policy contains a forty-five day waiting period before covering losses resulting from business interruptions. As of June 30, 2005 we have not filed a claim for recovery of the business interruption related to this incident. As a result, we have not recognized any insurance recoveries. Since the business interruption period related to this incident has ended, we are currently compiling the information necessary to submit the claim. Preliminary indications are that the negative impact on earnings resulting from the lost production was approximately $5 to $5.5 million from October 7, 2004 through the restart date in June 2005 of which approximately $1.5 million occurred in the second quarter 2005 and approximately $1.5 to $2 million occurred in the first quarter 2005. The above loss estimates do not include extra expenses incurred by the Company in investigating damages and commissioning the plant which is also covered by insurance. Recoveries related to this business interruption will be recognized when the claim amount is agreed to by our insurers.

One of our non-ThermaClime subsidiaries continues to actively market its investment in a chemical plant located in Pryor, Oklahoma. We do not currently have a contract for the sale of this plant.

 Capital Expenditures

Our Chemical Business has historically required significant investment to fund capital expenditures, while our Climate Control Business has been much less capital intensive, however, we believe we have committed capital expenditures for the remainder of 2005 of approximately $2 million related to our Climate Control Business and approximately $3.2 million related to our Chemical Business. The $3.2 million includes $2.4 million relating to operations, and $.8 million for environmental compliance. These expenditures will be financed through internally generated cash flow and secured asset financing.

Other capital expenditures are believed to be discretionary and are dependent upon an adequate amount of liquidity and/or obtaining acceptable funding. We have carefully managed those expenditures to projects necessary to execute our business plans and those for environmental and safety compliance.

We currently expect to incur capital expenditures of approximately $3 to $4 million through June 2007 to construct a new water treatment collection and discharge facility. In addition our pro-rata portion of engineering and construction costs for the City to build a pipeline for the discharged water is approximately $1.8 million. Certain additional expenditures will be required to bring the sulfuric acid plant's air emissions to lower limits. The ultimate cost is believed to be between $1.5 and $3 million, through February 2010.

 Dividends

 Due to previous operating losses and limited borrowing ability under credit facilities, we discontinued payment of cash dividends on our outstanding capital stock for periods subsequent to January 1, 1999. Although dividends on all of our outstanding series of preferred stock are payable if and when declared by the Board of Directors, the terms of each outstanding series of preferred stock provide that dividends are cumulative, except for the redeemable, non-cumulative, convertible preferred stock. As of June 30, 2005 there is approximately $13.4 million of accrued and unpaid dividends on our outstanding preferred stocks. We do not anticipate paying dividends on our stock for the foreseeable future.

 Purchases of Preferred Stock

 During the second quarter of 2005, we purchased 10,000 shares of our Series 2 Preferred at $45.10 a share, for a total of $451,000. We financed these purchases of the Series 2 Preferred from our working capital. As of June 30, 2005 we or our subsidiaries own as treasury stock 15,000 shares of our Series 2 Preferred.

Summary

 Cash flow and liquidity will continue to be managed very carefully. We believe, based upon current forecasts, that we will have adequate cash in 2005 from internal cash flows and financing sources to enable us to satisfy our cash requirements as they become due in 2005 and our lease payment of $5.8 million due in January 2006 in connection with our lease of our Baytown Facility. Due to the volatility of the cost for major raw materials used in our Chemical Business, we have historically experienced revisions to financial forecasts on a frequent basis during the course of a year. As a result, actual results may be significantly different than our forecast, which could have a material impact on our liquidity and future operating results. In addition, during 2006 and 2007, we have certain obligations becoming due, including, but not limited to, approximately $13 million of ThermaClime's 10-3/4 % Senior Unsecured Notes due in 2007. We are currently exploring alternatives for raising additional long-term liquidity to assist us in funding for these obligations and/or for general working capital purposes.

 Loan Agreements - Terms and Conditions

 Working Capital Revolver Loan - ThermaClime finances its working capital requirements through borrowings under a Working Capital Revolver Loan. Under the Working Capital Revolver Loan, ThermaClime and its subsidiaries may borrow on a revolving basis up to $50 million based on specific percentages of eligible accounts receivable and inventories. Effective February 28, 2005 the Working Capital Revolver Loan was amended which, among other things, extended the maturity date to April 2009 and removed language considered as a subjective acceleration provision. As of June 30, 2005 borrowings outstanding were $30 million and the net credit available for additional borrowings was $18.2 million. The Working Capital Revolver Loan requires that ThermaClime and its Climate Control Business meet certain financial covenants and minimum EBITDA amounts. The EBITDA requirements are measured quarterly on a trailing twelve-month basis. ThermaClime and its Climate Control Business were in compliance with the required minimum EBITDA amounts for the twelve-month period ended June 30, 2005. The trailing twelve-month EBITDA requirements for the remainder of 2005 range from $13.7 to $16 million for ThermaClime and is fixed at $10 million for the Climate Control Business. The EBITDA requirements were set at amounts based upon our forecasts which are presently considered by management to be achievable. See discussion under "Liquidity and Capital Resources - Summary" as to the historical viability of our forecasts.

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

The Senior Secured Loan accrues interest at the applicable LIBOR rate, as defined, plus an applicable LIBOR margin, as defined or, at the election of the Borrowers, the alternative base rate, as defined, plus an applicable base rate margin, as defined, with the annual interest rate not to exceed 11% or 11.5% depending on the leverage ratio. At June 30, 2005 the annual interest rate was 11.49%.

The Borrowers are subject to numerous affirmative and negative covenants under the Senior Secured Loan agreement including, but not limited to, limitation on the incurrence of certain additional indebtedness and liens, limitations on mergers, acquisitions, dissolution and sale of assets, and limitations on declaration of dividends and distributions to us, all with certain exceptions. The Borrowers are also subject to a minimum fixed charge coverage ratio, measured quarterly on a trailing twelve-month basis. The Borrowers were in compliance with the required minimum ratio for the twelve-month period ended June 30, 2005. The maturity date of the Senior Secured Loan can be accelerated by the Lender upon the occurrence of a continuing event of default, as defined.

For the remainder of 2005, it is anticipated that ThermaClime will incur interest expense of approximately $2.9 million relating to the Senior Secured Loan.
Cross - Default Provisions - The Working Capital Revolver Loan agreement and the Senior Secured Loan contain cross-default provisions. If ThermaClime fails to meet the financial covenants of the Senior Secured Loan, the lender may declare an event of default, making the debt due on demand. If this should occur, there are no assurances that we would have funds available to pay such amount or that alternative borrowing arrangements would be available. Accordingly, ThermaClime could be required to curtail operations and/or sell key assets. These actions could result in the recognition of losses that may be material.

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

 Death Benefit Agreement

 On May 12, 2005 the Company entered into a Death Benefit Agreement with Jack E. Golsen. The Death Benefit Agreement provides that, upon Mr. Golsen's death, the Company will pay to Mr. Golsen's family or designated beneficiary $2.5 million to be funded from the net proceeds received by the Company under certain new life insurance policies on Mr. Golsen's life that have been purchased and are owned by the Company. The new life insurance policies owned by the Company provide a stated death benefit of $7 million. The Company is obligated to keep in existence no less than $2.5 million of the stated death benefit.

Certain Related Party Transaction

 In August 1996, Prime Financial Corporation ("Prime"), one of our subsidiaries, made a loan to John A. Shelley in the principal sum of $50,000, bearing an annual rate of interest of 9%, payable on demand. The loan was evidenced by a demand promissory note and was made as part of his severance package as President of Equity Bank when the Company sold the bank. The note was fully reserved by Prime. Prime never demanded repayment of the principal or any accrued interest under the note. During the second quarter of 2005, Prime wrote off the note prior to the 2005 Annual Meeting held on June 23, 2005 during which Mr. Shelley was elected as a director of the Company for a one-year term.

 Critical Accounting Policy

 The preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses and disclosures of contingencies. In addition to those critical accounting policies discussed in our Annual Report on Form 10-K for the year ended December 31, 2004, during the quarter ended June 30, 2005 a significant area of financial reporting impacted by management's judgment, estimates and assumptions was the timing of the recognition of the property and business interruption insurance claims which are discussed above under "Liquidity and Capital Resources" and in Note 6 of Notes to Condensed Consolidated Financial Statements.

 RESULTS OF OPERATIONS

 The following Results of Operations should be read in conjunction with our June 30, 2005 Condensed Consolidated Financial Statements and accompanying notes.

 Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Net Sales

 Our Climate Control Business net sales for the first six months of 2005 were $75.5 million compared to $70 million for the same period in 2004, a 7.9% increase. Net sales of our heat pump products increased $6.9 million, or 21.1%, primarily as a result of a 12% increase in the number of units sold due to stronger customer demand, an 8% increase in overall average unit sales prices due to the increase in our raw material costs as discussed below, and change in product mix. Net sales of our hydronic fan coils increased $1.1 million, or 4.6%, primarily due to a 4% increase in overall average unit sales prices due to the increase in our raw material costs as well as an increase in unit volume related to an improved rate of customer orders. Net sales of our other HVAC products decreased $2.5 million. For 2004, net sales of other HVAC products includes $3.8 million as a result of consolidating MultiClima's operating results in the second quarter of 2004 as required under FIN 46. Effective July 1, 2004, we were no longer required to consolidate MultiClima's operating results (also see Note 13 of Notes to Condensed Consolidated Financial Statements). Excluding the effect of MultiClima, sales of other HVAC products increased $1.3 million which includes an increase in sales of $.9 million relating to our modular chiller systems and $.5 million relating to a new product line as a result of improved customer order intake.

Our Chemical Business net sales for the six months ended June 30, 2005 were $117.5 million compared to $115.1 million for the same period in 2004 or a 2.1% increase. This overall increase reflects, in part, higher sales prices resulting from the increased cost of the raw material feedstocks (anhydrous ammonia and natural gas) as discussed below. Sales prices increased overall by 7% but volume of tons sold decreased 5%. The decrease in volume includes a decrease of 11% at the El Dorado Facility due primarily to the lost production as a result of the mechanical failure discussed above in "Liquidity and Capital Resources." The increase in net sales includes an increase of $3.3 million relating to our agricultural products, an increase of $.5 million relating to our mining products, offset, in part, by a decrease of $1.4 million relating to our industrial acid and other chemical products.

Net sales classified as "Other" consists of sales of industrial machinery and related components. Net sales for the six-month period ended June 30, 2005 were $3.2 million compared to $2.8 million for the same period in 2004 or an increase of $.4 million.

Gross Profit

 Gross profit by industry segment represents net sales less cost of sales.

Our Climate Control Business gross profit was $22 million or 29.1% as a percentage of net sales for the first six months of 2005 compared to $22.2 million or 31.7% for the same period in 2004. The net decrease in gross profit of $.2 million resulted primarily by our inability to fully pass on to our customers the increases in raw material costs of steel and copper, estimated to be 13% and 20%, respectively. In addition, the decrease includes $.8 million relating to MultiClima in the second quarter of 2004 as discussed above and the disruption in production of our hydronic fan coils as discussed above. This decrease in gross profit was partially offset by the increase in sales of our heat pump products as discussed above.

Our Chemical Business gross profit was $9.2 million or 7.8 % as a percentage of net sales for the six months ended June 30, 2005 compared to $5.1 million or 4.4% for the same period in 2004. The net increase in gross profit of $4.1 million is due primarily to improved margins on certain agricultural and industrial acid products, increased fixed-cost absorption at the Cherokee, Alabama nitrogen plant ("Cherokee Facility") in 2005 as a result of the plant being down for several weeks in the first quarter of 2004 for a planned major maintenance activity ("Turnaround") and the recovery of $1 million of production catalyst (precious metals) in 2005. This increase was offset, in part, to the lost production at the El Dorado Facility as a result of the mechanical failure discussed above in "Liquidity and Capital Resources" and our inability to fully pass on to our customers the 13% and 12% increases in costs of our primary raw material feedstocks, anhydrous ammonia and natural gas, respectively. In addition in 2004, a settlement of $.6 million was reached with a vendor's insurance carrier relating to several mechanical problems experienced in 2001 through 2003 with a boiler that had been repaired by one of our vendors at the El Dorado Facility.

Gross profit classified as "Other" (see discussion above) was $1.1 million or 33.7% as a percentage of net sales for the six-month period ended June 30, 2005 compared to $.8 million or 28.3% for the same period in 2004 or an increase of $.3 million.

Operating Profit by Segment

 Operating profit by industry segment represents operating income plus other income and other expense earned/incurred by each industry segment before general corporate expenses and other business operations, net (including unallocated portions of other income and other expenses). In computing operating profit from operations, none of the following items have been added or deducted: general corporate expense and other business operations (including unallocated portions of other income and other expense), interest expense, provision for impairment on long-lived assets, provision for income taxes and cumulative effect of accounting changes.

Our Climate Control Business operating profit was $6.3 million for the first six months of 2005 compared to $7 million for the same period of 2004. The net decrease in operating profit of $.7 million resulted primarily by the increase in personnel costs of $.4 million due primarily to increased group health insurance costs, increased shipping costs of $.4 million as a result of increased sales volume and rising fuel costs, increased commissions of $.4 million due to increased sales volume, increased professional fees of $.3 million primarily relating to arbitrations between one of our subsidiaries, Trison, and a customer (also see discussions in Note 6 of Notes to Condensed Consolidated Financial Statements), increased advertising costs of $.3 million primarily to stimulate additional sales and the net decrease in gross profit as discussed above. This decrease was partially offset by the decrease in selling, general and administrative expenses of $1.4 million relating to MultiClima in the second quarter of 2004 as discussed above.

Our Chemical Business operating profit was $4.7 million for the six months ended June 30, 2005 compared to $2.2 million for the same period in 2004. The net increase in operating profit of $2.5 million resulted primarily by the net increase in gross profit of $4.1 million as discussed above and a gain of $.4 million from certain property insurance claims as discussed above under "Liquidity and Capital Resources." This increase was offset, in part, by a gain of $2.1 million in 2004 from the sales of certain current assets acquired in 2003 by a non-ThermaClime subsidiary.

General Corporate Expense and Other Business Operations, Net

 Our general corporate expense and other business operations, net were $1.6 million for the six-month period ended June 30, 2005 compared to $4.1 million for the same period of 2004. The net decrease of $2.5 million relates primarily to proceeds from certain key individual life insurance policies in excess of benefit obligations of $1.2 million in 2005, professional fees of $1 million incurred during the second quarter of 2004 relating to a proposed unregistered offering of Senior Secured Notes which was terminated and gains of $.7 million in 2005 from the sales of corporate assets. This decrease was partially offset by an increase in personnel costs of $.7 million which includes an increase in group health insurance costs and net premium costs associated with key individual life insurance policies including policies associated with a death benefit agreement entered into with Jack E. Golsen during the second quarter of 2005 as discussed above under "Death Benefit Agreement."

 Interest Expense

 Interest expense was $5.8 million for the first six months of 2005 compared to $3 million for the same period in 2004. The increase of $2.8 million relates primarily to interest expense incurred on the $50 million term loan that was completed in September 2004 as discussed under "Loan Agreements - Terms and Conditions." A portion of the proceeds of the Senior Secured Loan was used to repay the outstanding balance under a former financing agreement ("Financing Agreement"). There was no interest expense recognition on the Financing Agreement indebtedness from May 2002 through September 2004 since that transaction was accounted for as a voluntary debt restructuring in 2002.

 Cumulative Effect of Accounting Change

 Effective March 31, 2004 we included in our condensed consolidated balance sheet the consolidated assets and liabilities of the parent company of MultiClima as required under FIN 46 (also see Note 13 of Notes to Condensed Consolidated Financial Statements). As a result, we recorded a cumulative effect of accounting change of $.5 million primarily relating to the elimination of embedded profit included in the cost of inventory which was purchased from MultiClima by certain of our subsidiaries.

 Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Net Sales

 Our Climate Control Business net sales for the second quarter of 2005 were $40 million compared to $38.4 million for the same period in 2004, a 4.1% increase. Net sales of our heat pump products increased $2 million, or 10.9%, as a result of a 7% increase in the number of units sold due to stronger customer demand and a 4% increase in overall sales prices due to the increase in our raw material costs as previously discussed. Net sales of our hydronic fan coils increased $1.8 million, or 14.2%, due to an increase in overall average unit sales prices due to the increase in our raw material costs as previously discussed and an increase in sales volume as a result of an improved rate of customer orders. Net sales of our other HVAC products decreased $2.2 million. For 2004, net sales of other HVAC products includes $3.8 million as a result of consolidating MultiClima's operating results in the second quarter of 2004 as required under FIN 46 as discussed above. Excluding the effect of MultiClima, sales of other HVAC products increased $1.6 million which includes an increase in sales of $.6 million relating to a construction project which began in February 2005, an increase of $.5 million relating to our modular chiller systems and $.3 million relating to a new product line as a result of improved customer order intake.

Our Chemical Business net sales for the three months ended June 30, 2005 were $67.6 million compared to $63.9 million for the same period in 2004 or a 5.9% increase. This overall increase reflects, in part, higher sales prices resulting from the increased cost of the raw material feedstocks (anhydrous ammonia and natural gas) as discussed below. Sales prices increased overall by 13% but volume of tons sold decreased 6%. The decrease in volume includes a decrease of 13% at the El Dorado Facility due primarily to the lost production as a result of the mechanical failure discussed above in "Liquidity and Capital Resources." The increase in net sales includes an increase of $2.8 million relating to our agricultural products, an increase of $1.6 million relating to our mining products, and an increase of $.7 million relating to our industrial acid and other chemical products.

Net sales classified as "Other" (see discussion above) for the three-month period ended June 30, 2005 were $1.9 million compared to $1.8 million for the same period in 2004 or an increase of $.1 million.

Gross Profit

 Gross profit by industry segment represents net sales less cost of sales.

Our Climate Control Business gross profit was $12 million or 30% as a percentage of net sales for the second quarter of 2005 compared to $11.8 million or 30.8% for the same period in 2004. The net increase in gross profit of $.2 million resulted primarily by the increase in sales of our hydronic fan coil products as discussed above and improved margins relating to our large custom air handler products as a result of selling price increases to cover higher material costs. This increase was offset, in part, by $.8 million relating to MultiClima in the second quarter of 2004 as discussed above and our inability to fully pass on to our customers increases in raw material costs of steel and copper as discussed previously.

Our Chemical Business gross profit was $5.1 million or 7.6% as a percentage of net sales for the three months ended June 30, 2005 compared to $4.5 million or 7.1% for the same period in 2004. The net increase in gross profit of $.6 million is due primarily to improved margins and increased fixed-cost absorption at the Cherokee Facility as the result of increased sales prices and volume of tons sold. This increase was offset, in part, by the lost production at the El Dorado Facility as a result of the mechanical failure discussed above in "Liquidity and Capital Resources" and our inability to fully pass on to our customers the 40% and 15% increases in costs of our primary raw material feedstocks, anhydrous ammonia and natural gas, respectively. In addition in 2004, a settlement of $.6 million was reached with a vendor's insurance carrier relating to several mechanical problems experienced in 2001 through 2003 with a boiler that had been repaired by one of our vendors at the El Dorado Facility.

Gross profit classified as "Other" (see discussion above) was $.6 million or 33.1% as a percentage of net sales for the three-month period ended June 30, 2005 compared to $.5 million or 25.8% for the same period in 2004 or an increase of $.1 million.

Operating Profit by Segment

See discussion above for definition of operating profit by industry segment.

Our Climate Control Business operating profit was $3.7 million for the three months ended June 30, 2005 compared to $3.3 million for the same period of 2004. The net increase in operating profit of $.4 million resulted primarily by the decrease in selling, general and administrative expenses of $1.4 million relating to MultiClima in the second quarter of 2004 and the net increase in gross profit of $.2 million discussed above. This increase was offset, in part, by the increase in commissions of $.4 million due to increased sales volume, increased personnel costs of $.2 million due primarily to increased group health insurance costs, increased shipping costs of $.2 million as a result of increased sales volume and rising fuel costs and increased professional fees of $.2 million primarily relating to arbitrations between one of our subsidiaries and a customer as previously discussed.

Our Chemical Business operating profit was $2.9 million for the second quarter of 2005 compared to $2.2 million for the same period in 2004. The net increase in operating profit of $.7 million resulted primarily by the net increase in gross profit of $.6 million discussed above and a gain of $.4 million from certain property insurance claims as previously discussed partially offset by a gain of $.3 million in 2004 from the sales of certain current assets acquired in 2003 by a non-ThermaClime subsidiary.

 General Corporate Expense and Other Business Operations, Net

 Our general corporate expense and other business operations, net were $1.5 million for the three-month period ended June 30, 2005 compared to $2.2 million for the same period of 2004. The net decrease of $.7 million relates primarily of professional fees of $1 million incurred relating to a proposed unregistered offering of Senior Secured Notes which was terminated during the second quarter of 2004 and gains of $.3 million from the sales of corporate assets. This decrease was partially offset by an increase in personnel costs of $.6 million which includes an increase in net premium costs associated with key individual life insurance policies including policies associated with a death benefit agreement entered into with Jack E. Golsen during the second quarter of 2005 as discussed above under "Death Benefit Agreement."

 Interest Expense

 Interest expense was $3.1 million for the three months ended June 30, 2005 compared to $1.6 million for the same period in 2004. The increase of $1.5 million relates primarily to interest expense incurred on the $50 million term loan that was completed in September 2004 as discussed under "Loan Agreements - Terms and Conditions." A portion of the proceeds of the Senior Secured Loan was used to repay the outstanding balance under a former financing agreement ("Financing Agreement"). There was no interest expense recognition on the Financing Agreement indebtedness from May 2002 through September 2004 since that transaction was accounted for as a voluntary debt restructuring in 2002.

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

Cash provided by operations from net income plus depreciation and amortization less other non-cash adjustments was $8.1 million for the six-month period ended June 30, 2005.

Cash used by operations included $2.7 million as the result of an increase in accounts receivable and a decrease in customer deposits and accounts payable partially offset by an increase in other accrued liabilities, change in deferred rent expense, a decrease in prepaid insurance and inventories.

Net cash provided by operating activities was $5.4 million.

The increase in accounts receivable resulted, in part, from:

  increased sales of our Climate Control products in the second quarter of 2005 compared to the fourth quarter of 2004 and increased sales of our agricultural products in our Chemical Business as a result of the spring planting season.

The increase in accounts receivable was partially offset from proceeds received from certain insurance claims outstanding at December 31, 2004.

The decrease in customer deposits relates to the realization of former prepaid sales of our agricultural products in the Chemical Business.

The decrease in accounts payable relates primarily to:

  installment payments made on our insurance premiums and
  payments made on outstanding payables at December 31, 2004 relating to the costs incurred as a result of a mechanical failure at one of our nitric acid plants as discussed under "Liquidity and Capital Resources."

The increase in other accrued liabilities includes:

  an increase in accrued payroll-related expenses because a majority of the payroll period ended on December 31, 2004 and an increase in accrued Turnaround costs in our Chemical Business.

The change in deferred rent expense is due to the rent expense incurred exceeded the scheduled lease payments for the first six months of 2005.

The decrease in prepaid insurance resulted from the recognition of related insurance expense for the six months ended June 30, 2005.

The decrease in inventories relates primarily to the increased sales of our agricultural products in our Chemical Business as a result of the spring planting season offset, in part, to an increase of UAN at our Cherokee Facility as a result of one of our customers inability to provide enough railcars for transportation purposes and a planned inventory buildup due to a Turnaround scheduled during the fourth quarter of 2005.

 Cash Flow from Investing Activities

Net cash used by investing activities for the six months ended June 30, 2005 included $6.8 million for capital expenditures of which $5.4 million is for the benefit of our Chemical Business. A majority of these expenditures relating to the Chemical Business are the result of the mechanical failure of the acid plant discussed above under "Liquidity and Capital Resources."

Cash provided by investing activities included $1.2 million of proceeds from sales of corporate assets.

Cash Flow from Financing Activities

Net cash provided by financing activities primarily consisted of a net increase in the Working Capital Revolver Loan of $2.5 million and long-term borrowings of $1.8 million partially offset by payments on long-term debt of $1.5 million and the purchase of 10,000 shares of our Series 2 Preferred for $.5 million.

 Off-Balance Sheet Arrangements

 We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

 Aggregate Contractual Obligations

 In the operation of our businesses, we enter into contracts, leases and borrowing arrangements. In connection with a series of agreements with Bayer Corporation ("Bayer"), under which we are to supply nitric acid with a provision for pass through of production costs subject to certain performance obligations on our part, a subsidiary of ThermaClime entered into a 10 year lease in June 1999 that requires minimum future net lease rentals of approximately $34.4 million at June 30, 2005. The lease payments are includable costs in these agreements. These lease rentals are made monthly on a straight-line basis over the term of the agreements, typically with one annual payment representing a majority of the amount due for the year. The next annual lease payment of approximately $5.8 million due in January 2006, has been considered in evaluating our liquidity. Our ability to perform on this lease commitment is contingent upon Bayer's performance under the related purchase agreement and our liquidity.

As discussed in our Annual Report on Form 10-K for the year ended December 31, 2004, we had certain contractual obligations at December 31, 2004, with various maturity dates, related to the following:

  long-term debt,
  interest payments on long-term debt,
  capital expenditures,
  operating leases,
  exchange-traded futures contracts,
  purchase obligations and
  other long-term liabilities.

As discussed under "Cash Flow from Financing Activities" of this MD&A during the first six months of 2005, we had a net increase in borrowings under the Working Capital Revolver Loan of $2.5 million and other long-term borrowings of $1.8 million.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

General

 Our results of operations and operating cash flows are impacted by changes in market interest rates and changes in market prices of copper, steel, anhydrous ammonia and natural gas.

Forward Sales Commitments Risk

Periodically our Chemical Business enters into forward sales commitments of chemical products for deliveries in future periods. As a result, we could be exposed to embedded losses should our product costs exceed the firm ales prices. To minimize this risk, our Chemical Business enters into exchange-traded futures for natural gas as discussed below. At June 30, 2005 our sales commitments with firm sales prices were minimal.

 Commodity Price Risk

Our Climate Control Business buys substantial quantities of copper and steel for use in manufacturing processes and our Chemical Business buys substantial quantities of anhydrous ammonia and natural gas as feedstocks generally at market prices. Periodically, our Climate Control Business enters into exchange-traded futures for copper and our Chemical Business enters into exchange-traded futures for natural gas, which contracts are generally accounted for on a mark-to-market basis. At June 30, 2005 our purchase commitments under these contracts were for 875,000 pounds of copper through May 2006 at a weighted average cost of $1.24 per pound ($1,086,000) and a weighted average market value of $1.36 per pound ($1,188,000) and for 50,000 MMBtu of natural gas through August 2005 at a weighted average cost of $6.55 per MMBtu ($328,000) and a weighted average market value of $6.98 per MMBtu ($349,000).

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

We purchased two interest rate cap contracts for a cost of $590,000 in March 2005 to help minimize our interest rate risk exposure relating to the Working Capital Revolver Loan. These contracts set a maximum three-month LIBOR base rate of 4.59% on $30 million. These contracts mature on March 29, 2009. These contracts are free-standing derivatives and are accounted for on a mark-to-market basis in accordance with SFAS No.133. At June 30, 2005 the market basis of these contracts was $312,000.

As of June 30, 2005 our variable rate and fixed rate debt, which aggregated $109.2 million exceeded the debt's fair market value by approximately $7 million ($6.1 million at December 31, 2004).

Item 4. Controls and Procedures

Controls and Procedures

 As noted on the cover of this Form 10-Q, we are not an "accelerated filer". Due to the definitions, certain areas contained within the disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), overlap with the definition of internal control over financial reporting (as defined in Rule 13a-15(e) of the Exchange Act).

Subject to completion of our review of our internal controls over financial reporting, we believe that our disclosure controls and procedures are designed to ensure that information required to be disclosed in the periodic reports filed by us with the Securities and Exchange Commission (the "SEC") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management. Based on management's most recent evaluation, in which our Chief Executive Officer and Chief Financial Officer participated, completed as of the end of the period covered by this quarterly report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer believe, subject to completion of our review of our internal controls over financial reporting, that our disclosure controls and procedures are effective. During our second fiscal quarter of 2005, there were no significant changes in our internal controls over financial reporting that affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

We are in the process of documenting and testing our internal controls over financial reporting to provide the basis for our report covering our internal controls over financial reporting when we are required to issue management's report as to our internal controls over financial reporting in a subsequent Form 10-K. In the course of this process, management routinely reviews potential internal control over financial reporting issues with our Audit Committee. Therefore at this time, due to the ongoing evaluation and testing process, no assurance can be given that there may not be reportable conditions or material weaknesses in our internal controls over financial reporting that would be required to be reported at a later date which could effect our disclosure controls and procedures.

SPECIAL NOTE REGARDING
FORWARD-LOOKING STATEMENTS

Certain statements contained within this report may be deemed "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements in this report other than statements of historical fact are Forward-Looking Statements that are subject to known and unknown risks, uncertainties and other factors which could cause actual results and performance of the Company to differ materially from such statements. The words "believe", "expect", "anticipate", "intend", "will", and similar expressions identify Forward-Looking Statements. Forward-Looking Statements contained herein relate to, among other things, the agricultural products are the only seasonal products,

as it relates to the Chemical Business, our efforts include increasing non-seasonal sales volumes of the Alabama and Arkansas plants with an emphasis on customers that will accept the commodity risk inherent with natural gas and anhydrous ammonia, the anticipated consent order for Slurry will not have a material adverse effect on the Company, the amount of committed capital expenditures related to our Climate Control and Chemical Businesses, amounts to be spent relating to compliance with federal, state and local environmental laws at the El Dorado Facility including matters relating to the sulfuric acid plant, liquidity and availability of funds,
anticipated financial performance,
adequate cash in 2005 from internal cash flows and financing sources to meet our presently anticipated working capital requirements, adequate resources to meet our obligations as they come due, ability to make planned capital improvements,
amount of and ability to obtain financing for the Discharge Water disposal project,
ThermaClime's forecasts for 2005 for ThermaClime's operating results meeting all required covenant tests for all quarters and the year ending in 2005,
ThermaClime's actions and the result of those actions if it fails to meet debt covenants and the lender declares an event of default, maintain compliance with all loan covenants,
EDC's ability to comply with the terms of the Discharge Water permit, the amount of additional expenditures relating to the AirCAO, the good likelihood that Cherokee will recover monies from Dynegy over and above any monies which may be recovered by the plaintiff or owed to Dynegy, property and business interruption claim amounts being agreed to by our insurer and impacting our financial statements in the near term, the impact on our liquidity and future operating results if actual results are significantly different than our forecast, the amount of interest to be incurred for the remainder of 2005 relating to the Senior Secured Loan and the Climate Control Business' objectives include moving new operations into an operating profit by increasing the sales levels above the breakeven point and the continued emphasis on increasing the sales and operating margins of existing products and on new product development.

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

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

There are no material legal proceedings pending against the Company and/or its subsidiaries not previously reported in Item 3 of the Company's 10-K for year ended December 31, 2004 and in Item 1 of Part II of the Company's 10-Q for the quarter ended March 31, 2005 except the following matters have been initiated, resolved or settled during the second quarter of 2005:

The Company and one of our subsidiaries within the Climate Control Business, ClimaCool Corp., have been sued, together with two unrelated companies, in the United States District Court for the Northern District of Illinois, Eastern Division, in a case styled Multistack LLC v. ClimaCool Corp., et al., alleging that we, ClimaCool and others infringed on a patent in connection with certain modular air chillers that ClimaCool purchased from a French air conditioning company for resale in the United States. The Company is planning to manufacture modular air chillers similar to the design that is subject to this litigation. The complaint alleges that the defendants have infringed and continue to infringe on a certain patent and request:

  an injunction restraining the defendants from further infringement of the patent;
  actual damages and an award of increased damages in an amount not less than three times the amount of damages assessed by the court; and
  attorney fees.

We have answered the allegations, denying infringement and raising various affirmative defenses, including the assertion of counterclaims for unfair competition, abuse of process, and declaratory judgment of non-infringement and non-enforceability. We intend to vigorously defend this action.

IEC's insurance company settled the case styled Hilton Hotels, et al. v. International Environmental Corporation, et al., without IEC's participation. The insurance company agreed to pay the plaintiff approximately $1.1 million, subject to completion of definitive settlement agreements.

During July 2005, we received correspondence from the Purchaser ("Purchaser") of the assets of our explosive subsidiary advising that they had received a letter threatening them and others with legal action due to alleged blasting activities in Millbury, Massachusetts, that the threatening parties claimed caused ammonium perchlorate contamination in the drinking water. It has been alleged that prior to the time our explosive company sold its assets to the Purchaser, it sold certain of the blasting products to the blasting companies that performed the blasting activities at the site that caused the contamination. The initial claims were made by the landowner and owners of certain water wells in the area against the drilling and blasting companies. The drilling and blasting activities were performed on the landowner's site as part of construction of a shopping mall. These claims have been made against numerous parties, including the Purchaser and other parties that performed blasting and drilling activities at the site, alleging that the costs of remediation will be several million dollars. We are investigating this matter and intend to vigorously defend ourselves, and, if required, the Purchaser in this matter.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table includes information relating to purchases of equity securities by the Company and affiliated purchasers, as defined, for the three months ended June 30, 2005

Period	(a) Total number of shares of preferred stock purchased	(b) Average price paid per share of preferred stock	(c) Total number of shares of preferred stock purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares of common stock that may yet be purchased under the plans or programs
April 1, 2005 - April 30 2005	5,000	$ 45.10	-	-
May 1, 2005 - May 31, 2005	5,000	$ 45.10	-	-
June 1, 2005 - June 30, 2005	-	$ -	-	-
Total	10,000	$ 45.10	-	-

During the second quarter of 2005, we purchased 10,000 shares of Series 2 Preferred in the open market. These shares are being held as treasury stock.

 Item 3. Defaults upon Senior Securities

 (b) Although dividends on our Series 2 Preferred are payable if and when declared by the Board of Directors, the terms of the Series 2 Preferred provide that dividends are cumulative. Our Board of Directors have not declared and paid dividends on our outstanding Series 2 Preferred since June 1999. The amount of the total arrearage of unpaid dividends on the outstanding Series 2 Preferred is $11.9 million as of June 30, 2005. If the September 15 dividend on the Series 2 Preferred is not paid, the amount of the total arrearage of unpaid dividends payable on the outstanding Series 2 Preferred will be $12.4 million.

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

Also our Board of Directors did not declare and pay the January 1 regular dividend on our Series B Preferred since 1999. Dividends in arrears at June 30, 2005 related to the Series B Preferred was $1.3 million.

In addition, dividends in arrears related to our Series D Preferred was $.2 million as of June 30, 2005.

 Item 4. Submission of Matters to a Vote of Security Holders

 At the Company's 2005 Annual Meeting of Shareholders held on June 23, 2005 the following nominees to the Board of Directors were elected as directors of the Company:

Name	Number of Shares "For"	Number of Shares "Against" and to "Withhold Authority"	Number of Abstentions and Broker Non-Votes
Raymond B. Ackerman	13,763,827	19,962	-
Bernard G. Ille	13,747,526	36,263	-
Donald W. Munson	13,726,547	57,242	-
Tony M. Shelby	13,710,147	73,642	-
John A. Shelley	13,716,194	67,595	-

Messrs. Ackerman, Ille, Munson and Shelby had been serving on the Board of Directors at the time of the Annual Meeting and were reelected for a term of three years. Mr. Shelley was elected for a one-year term. The following are the directors whose terms of office continued after such Annual Meeting: Robert C. Brown, M.D., Charles A. Burtch, Grant J. Donovan, Dr. N. Allen Ford, PH.D, Jack E. Golsen, Barry H. Golsen, J.D., David R. Goss and Horace G. Rhodes.

At the Annual Meeting, Ernst & Young, LLP, Independent Registered Public Accounting Firm, was appointed as independent auditors of the Company for 2005, as follows:

Number of Shares "For"	Number of Shares "Against" and to "Withhold Authority"	Number of Abstentions and Broker Non- Votes
13,778,150	3,313	2,326

Item 5. Other Information

 Not applicable

 Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits The Company has included the following exhibits in this report:

31.1	Certification of Jack E. Golsen, Chief Executive Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 302.

31.2	Certification of Tony M. Shelby, Chief Financial Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 302.

32.1	Certification of Jack E. Golsen, Chief Executive Officer, furnished pursuant to Sarbanes-Oxley Act of 2002, Section 906.

32.2	Certification of Tony M. Shelby, Chief Financial Officer, furnished pursuant to Sarbanes-Oxley Act of 2002, Section 906.

(b)	Reports on Form 8-K We filed the following reports on Form 8-K during the quarter ended June 30, 2005:

(i)	Form 8-K, dated May 9, 2005. The item reported was Item 2.02 - Results of Operations and Financial Condition, discussing the issuance of our financial results for the quarter ended March 31, 2005.

(ii)

Form 8-K, dated May 18, 2005. The item reported was Item 1.01 - Entry into a Material Definitive Agreement, discussing a certain Death Benefit Agreement the Company entered into with Jack E. Golsen, the Chairman and Chief Executive Officer of the Company.

(iii)

Form 8-K, dated May 18, 2005. The item reported was Item 5.03 - Amendments to Articles of Incorporation or By laws, discussing an amendment to the Company's Bylaws to increase the maximum number of directors from twelve to thirteen.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly authorized, to sign this report on its behalf on this 5th day of August 2005.

LSB INDUSTRIES, INC.
By: /s/ Tony M. Shelby
Tony M. Shelby Executive Vice President of Finance and Chief Financial Officer (Principal Financial Officer)

By: /s/ Jim D. Jones
Jim D. Jones Senior Vice President, Corporate Controller and Treasurer (Principal Accounting Officer)