Form 10-Q
period 2005-09-30
LSB INDUSTRIES INC
filed 2005-11-21
CIK 60714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
TD WIDTH="548" VALIGN="TOP">

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ X]
For Quarterly period ended September 30, 2005
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________to________________
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

The number of shares outstanding of the Registrant's voting common stock, as of November 17, 2005 was 13,755,658 shares, excluding 3,321,607 shares held as treasury stock.

FORM 10-Q OF LSB INDUSTRIES, INC.

TABLE OF CONTENTS

Explanatory Introduction Note:

As part of the Securities and Exchange Commission's ("SEC") requirements to periodically review reports filed by issuers under the Securities Exchange Act of 1934, we have received comments from the SEC regarding our annual report on Form 10-K for year ended December 31, 2004 ("2004 Form 10-K") and our quarterly reports on Form 10-Q for quarters ended March 31, 2005, and June 30, 2005 ("2005 Forms 10-Q").

As a result of comments from the SEC, we have agreed with the SEC to restate and amend our 2004 Form 10-K and our 2005 Forms 10-Q, as follows:

  Amend our 2004 audited Consolidated Statements of Income contained in our 2004 Form 10-K to reclassify other income relating to the sale of assets and other expense relating to the impairment of certain assets and certain other reclassifications from non-operating to operating income. These reclassifications will not change or affect "net income" reflected in our Consolidated Statement of Income in our 2004 Form 10-K .

  Amend our 2005 Condensed Consolidated Statements of Income contained in our 2005 Forms 10-Q to reclassify a gain resulting from the sale of certain operating assets and certain other reclassifications from non-operating to operating income. These reclassifications will not change or affect "net income" reflected in our Condensed Consolidated Statement of Income in our 2005 Forms 10-Q.

  Restate our audited 2004 financial statements contained in our 2004 Form 10-K to disclose a change from LIFO to FIFO method of accounting for certain inventory of heat pump products within our Climate Control segment in accordance with Accounting Principles Board Opinion No. 20. The effect for the three years in the period ended December 31, 2004 will be to decrease reported net income in 2004 and 2003 by $503,000 and $198,000, respectively and increase 2002 net income by $23,000.The effect of this restatement increases stockholders' equity by $678,000 at December 31, 2001. There will be no effect on the balance sheet at December 31, 2004 resulting from this restatement. We did not disclose this change in our 2004 financial statements contained in the 2004 Form 10-K since we believed that this was not a material change pursuant to Staff Accounting Bulletin 99. The effect of this restatement will reduce net income contained in our 2004 Consolidated Statement of Income from $1.9 million to $1.4 million. In addition, the effect will change the 2004 results of operations reflected in our 2005 Forms 10-Q by reducing net income by $125,000 for the three months ended March 31, 2004 (from a net loss of $.1 to a net loss of $.2 million) and reducing net income by $250,000 for the six months ended June 30, 2004 (from net income of $1.6 million to net income of $1.4 million). The effect of this restatement reduces net income by $375,000 for the nine months ended September 30, 2004.

We will be revising our disclosure controls and procedures reports contained in our 2004 Form 10-K and our 2005 Forms 10-Q to remove any qualifying language to the effectiveness of such disclosure controls and procedures and to discuss the facts and circumstances surrounding the above described restatements and amendments and how such restatements and amendments impacted our CEO's and CFO's original conclusions regarding effectiveness of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective.

We intend to file our amended 2004 Form 10-K/A and 2005 Forms 10-Q/A in accordance with the above discussion on or before December 31, 2005. As a result of the restatement to our 2004 audited financial statements for $503,000, due to the change in the method of accounting for certain inventory from LIFO to FIFO, our 2004 audited financial statements should therefore no longer be relied upon.

This filing includes our restated financial statements for the nine and three month periods ended September 30, 2004 with accompanying notes as though we have filed our amended 2004 Form 10-K/A and 2005 Forms 10-Q/A.

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Information at September 30, 2005 is unaudited)
(Dollars in thousands)

Item 1.

ASSETS	September 30, 2005	December 31, 2004
Current assets:
Cash	$283	$1,020
Restricted cash	-	158
Accounts receivable, net	59,367	41,888
Inventories:
Finished goods	16,897	17,180
Work in process	2,180	2,364
Raw materials	11,178	9,113
Total inventories	30,255	28,657

Supplies, prepaid items and other:
Deferred rent expense	-	938
Prepaid insurance	1,464	4,498
Precious metals	5,564	5,616
Other	4,115	3,736
Total supplies, prepaid items and other	11,143	14,788

Total current assets	101,048	86,511
Property, plant and equipment, net	72,843	70,219
Other assets:
Debt issuance and other costs, net	2,686	2,517
Investment in affiliate	3,352	3,111
Goodwill	1,724	1,724
Other, net	2,793	2,833
Total other assets	10,555	10,185
	$184,446	$166,915

(Continued on following page)

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Information at September 30, 2005 is unaudited)
(Dollars in thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY	September 30, 2005	December 31, 2004
Current liabilities:
Accounts and drafts payable	$29,524	$31,405
Accrued liabilities:
Customer deposits	1,317	3,421
Plant turnaround costs	2,343	1,182
Deferred rent expense	3,524	-
Other	14,076	11,824
Total accrued liabilities	21,260	16,427
Current portion of long-term debt	2,783	4,833
Total current liabilities	53,567	52,665
Long-term debt	111,905	101,674
Other noncurrent liabilities	5,413	4,178
Contingencies (Note 8)
Stockholders' equity:
Series B 12% cumulative, convertible preferred stock, $100 par value; 20,000 shares issued and outstanding; aggregate liquidation preference of $3,380,000 ($3,200,000 in 2004)	2,000	2,000
Series 2 $3.25 convertible, exchangeable Class C preferred stock, $50 stated value; 623,550 shares issued; aggregate liquidation preference of $43,539,000 ($42,234,000 in 2004)	31,177	31,177
Series D 6% cumulative, convertible Class C preferred stock, no par value; 1,000,000 shares issued; aggregate liquidation preference of $1,180,000	1,000	1,000
Common stock, $.10 par value; 75,000,000 shares authorized, 17,077,265 shares issued (16,400,985 in 2004)	1,708	1,640
Capital in excess of par value	57,534	57,352
Accumulated other comprehensive loss	(1,063)	(1,280)
Accumulated deficit	(61,693)	(66,840)
	30,663	25,049
Less treasury stock at cost:
Series 2 Preferred; 15,000 shares (5,000 in 2004)	651	200
Common stock; 3,321,607 shares	16,451	16,451
Total stockholders' equity	13,561	8,398
	$184,446	$166,915

(See accompanying notes)

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
Nine and Three Months Ended September 30, 2005 and 2004
(As restated for 2004, see Note 1(A))
(In thousands, except per share amounts)

Nine Months	Three Months
2005	2004	2005	2004
Net sales (Notes 14 and 15)		$301,370		$279,822		$105,181		$92,243
Cost of sales		251,368		237,692		87,448		77,628
Gross profit		50,002		42,130		17,733		14,615

Selling, general and administrative expense		39,806		37,970		13,653		12,595
Other expense (Note 13)		148		484		(29)		290
Other income (Note 13)		(2,243)		(445)		(688)		(128)

Operating income		12,291		4,121		4,797		1,858

Interest expense		8,627		4,700		2,799		1,671
Provision for loss on notes receivable (Note 15)		-		1,447		-		1,447
Gain on extinguishment of debt (Note 7)		-		(4,400)		-		(4,400)
Non-operating other income, net (Note 13)		(1,525)		(2,424)		(67)		(87)
Income from continuing operations before provisions for income taxes, equity in earnings of affiliate and cumulative effect of accounting change		5,189		4,798		2,065		3,227
Provisions for income taxes (Note 12)		(84)		(4)		(84)		-
Equity in earnings of affiliate (Note 4)		554		498		187		171
Income from continuing operations before cumulative effect of accounting change		5,659		5,292		2,168		3,398

Loss from discontinued operations (Note 8)		(512)		-		(512)		-
Cumulative effect of accounting change (Note 15)		-		(536)		-		-
Net income		5,147		4,756		1,656		3,398

Preferred stock dividend requirements		(1,671)		(1,700)		(554)		(566)
Net income applicable to common stock (Note 11)		$3,476		$3,056		$1,102		$2,832

Weighted average common shares (Note 11):
Basic		13,571		12,829		13,751		13,029

Diluted		15,147		15,255		15,984		18,722

Income per common share (Note 11):
Basic:
Income from continuing operations before cumulative effect of accounting change	$	..30	$	..28	$	..12	$	..22
Loss from discontinued operations		(.04)		-		(.04)		-
Cumulative effect of accounting change		-		(.04)		-		-
Net income		$.26		$.24		$.08		$.22

Diluted:
Income from continuing operations before cumulative effect of accounting change	$	..26	$	..24	$	..10	$	..18
Loss from discontinued operations		(.03)		-		(.03)		-
Cumulative effect of accounting change		-		(.04)		-		-
Net income		$.23		$.20		$.07		$.18

(See accompanying notes)

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
Nine Months Ended September 30, 2005 and 2004
(As restated for 2004, see Note 1(A))
(In thousands)

2005	2004
Cash flows from operating activities:
Net income	$5,147	$4,756
Adjustments to reconcile net income to net cash provided (used) by continuing operating activities:
Loss from discontinued operations (Note 8)	512	-
Cumulative effect of accounting change	-	536
Gain on extinguishment of debt	-	(4,400)
Gains on property insurance recoveries	(1,170)	-
Gains on sales of property and equipment	(759)	(144)
Provision for losses on firm sales commitments	-	182
Depreciation of property, plant and equipment	7,947	7,715
Amortization	918	703
Provisions for losses on accounts receivables	728	430
Provisions for (realization and reversal of) losses on inventory	(993)	127
Provision for loss on notes receivable	-	1,447
Provisions for impairment on long-lived assets	75	300
Net loss of variable interest entity (Note 15)	-	575
Other	(44)	-
Cash provided (used) by changes in assets and liabilities (net of effects of discontinued operations):
Accounts receivable	(19,233)	(11,795)
Inventories	(604)	1,034
Supplies, prepaid items and other	2,578	1,574
Accounts payable	(1,908)	(218)
Customer deposits	(2,104)	(3,540)
Deferred rent expense	4,462	4,242
Other accrued and noncurrent liabilities	3,499	(655)
Net cash provided (used) by continuing operating activities	(949)	2,869

Cash flows from investing activities:
Capital expenditures	(11,305)	(6,336)
Proceeds from property insurance recoveries	2,438	-
Proceeds from sales of property and equipment	1,343	288
Net change in restricted cash	158	-
Other assets	(437)	(391)
Net cash used by investing activities	(7,803)	(6,439)

(Continued on following page)

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)
Nine Months Ended September 30, 2005 and 2004
(As restated for 2004, see Note 1(A))
(In thousands)

2005	2004
Cash flows from financing activities:
Proceeds from revolving debt facilities	$268,848	$242,052
Payments on revolving debt facilities	(260,018)	(241,760)
Proceeds from Senior Secured Loan, net of fees (Note 7)	-	47,708
Payments on Financing Agreement (Note 7)	-	(38,531)
Acquisition of 10-3/4% Senior Unsecured Notes (Note 7)	-	(5,000)
Payments on long-term and other debt	(2,391)	(4,240)
Other long-term and other borrowings	1,764	2,666
Proceeds from drafts payable	304	331
Payments on drafts payable	(276)	(151)
Acquisitions of preferred stock	(451)	(271)
Net proceeds from issuance of common stock	235	740
Net cash provided by financing activities	8,015	3,544
Net decrease in cash	(737)	(26)
Cash at beginning of period	1,020	3,189
Cash at end of period	$283	$3,163

Supplemental cash flow information includes:
Noncash investing and financing activities:	2005	2004
Provision for loss on notes receivable	$-	$(1,447)
Provisions for impairment of long-lived assets	$(75)	$(300)
Debt issuance costs	$-	$2,315
Gain on extinguishment of long-term debt	$-	$4,400

(See accompanying notes)

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2005 and 2004

Note 1: Basis of Presentation The accompanying Condensed Consolidated Financial Statements include the accounts of LSB Industries, Inc. (the "Company", "We", "Us" or "Our") and its subsidiaries. We are a diversified holding company which is engaged, through our wholly-owned subsidiary ThermaClime, Inc. ("ThermaClime") and its subsidiaries, in the manufacture and sale of a broad range of air handling and heat pump products (the "Climate Control Business") and the manufacture and sale of chemical products (the "Chemical Business"). See Note 14 - Segment Information. ThermaClime is a holding company with no significant assets or operations other than its investments in its subsidiaries. Entities that are 20% to 50% owned and for which we have significant influence are accounted for on the equity method. See Note 4 - Investment in Affiliate. See Note 8 - Contingencies discussing the loss from discontinued operations. All material intercompany accounts an d transactions have been eliminated.

In the opinion of management, the unaudited Condensed Consolidated Financial Statements of the Company as of September 30, 2005 and for the nine and three month periods ended September 30, 2005 and 2004 include all adjustments and accruals, consisting only of normal, recurring accrual adjustments, except for the cumulative effect of accounting change as discussed in Note 15 which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. These Condensed Consolidated Financial Statements should be read in connection with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004. As a result of the restatement discussed below, we expect to file an amendment to our 2004 Form 10-K on or before December 31, 2005.

Certain immaterial reclassifications have been made in our condensed consolidating financial statements for 2004 to conform to our current condensed consolidated financial statement format.  Our reclassifications resulted in an increase to current assets of approximately $3 million, an increase to non-current assets of approximately $.5 million and an increase to current liabilities of approximately $3.5 million.  These reclassifications related to prepaid insurance and the related financing of that insurance and classification of debt incurrence costs.  In addition, we have made certain reclassifications in our Condensed Consolidated Statements of Income for the nine months and three months ended September 30, 2004. These reclassifications primarily related to shipping costs and amortization of debt issuance costs These reclassifications are shown in Note 1(A) in Column 1.

 Note 1(A) - Restatement of Financial Statements

As part of the Securities and Exchange Commission's ("SEC") requirements to periodically review reports filed by issuers under the Securities Exchange Act of 1934, we have received comments from the SEC regarding our annual report on Form 10-K for year ended December 31, 2004 ("2004 Form 10-K") and our quarterly reports on Form 10-Q for quarters ended March 31, 2005, and June 30, 2005 ("2005 Forms 10-Q").

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2005 and 2004

As a result of comments from the SEC, we have agreed with the SEC to restate and amend our 2004 Form 10-K and our 2005 Forms 10-Q, as follows:

  Amend our 2004 audited Consolidated Statements of Income contained in our 2004 Form 10-K to reclassify other income relating to the sale of assets and other expense relating to the impairment of certain assets and certain other reclassifications from non-operating to operating income. These reclassifications will not change or affect "net income" reflected in our Consolidated Statement of Income in our 2004 Form 10-K.

  Amend our 2005 Condensed Consolidated Statements of Income contained in our 2005 Forms 10-Q to reclassify a gain resulting from the sale of certain operating assets and certain other reclassifications from non-operating to operating income. These reclassifications will not change or affect "net income" reflected in our Condensed Consolidated Statement of Income in our 2005 Forms 10-Q.

  Restate our audited 2004 financial statements contained in our 2004 Form 10-K to disclose a change from LIFO to FIFO method of accounting for certain inventory of heat pump products within our Climate Control Business in accordance with Accounting Principles Board Opinion No. 20.  The effect of this restatement will reduce net income contained in our 2004 Consolidated Statement of Income for the year ended December 31, 2004 by $503,000 (from $1.9 million to $1.4 million) and increase stockholder's equity at December 31, 2003 by $503,000. There will be no effect on the balance sheet at December 31, 2004 resulting from this restatement. In addition, the effect will change the 2004 results of operations reflected in our 2005 Forms 10-Q by reducing net income by $125,000 for the three months ended March 31, 2004 (from a net loss of $.1 to a net loss of $.2 million) and reducing net income by $250,000 for the six months ended June 30, 2004 (from net income of $1.6 million to net income of $1.4 million). The effect of this restatement reduces net income by $375,000 for the nine months ended September 30, 2004, as reflected below.

Since we have agreed to restate and amend our 2004 consolidated financial statements, this resulted in the restatement of our condensed consolidated statements of income and cash flows for nine and three-month periods ended September 30, 2004.

These restated financial statements for the nine and three month periods ended September 30, 2004 with accompanying notes are presented as though we have filed our amended 2004 Form 10-K/A and 2005 Forms 10-Q/A.

The following table shows our Condensed Consolidated Statements of Income for the nine months and three months ended September 30, 2004, as originally reported in our September 30, 2004 Form 10-Q, showing certain reclassifications (Column 1) made to conform the financial statements as originally reported to the presentation at September 30, 2005. The table also shows restatements and amendments (Column 2) to our September 30, 2004 financial statements resulting from comments from the SEC which reduces net income for the nine months and three months ended September 30, 2004 by $375,000 and $125,000 respectively, due to the change from the LIFO method to the FIFO method of accounting for certain inventories and amends our Statements of Income to reclassify certain items originally reported as Other Income or Other Expense below the Operating Income line to be included in the determination of Operating Income.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2005 and 2004

Condensed Consolidated Statement of Income - For the nine months ended September 30, 2004:

As Originally Reported	Reclassifications (Column 1) (See Note 1)	Restatements and/or Amendments (Column 2) (See Note 1(A))	As Restated
(in thousands, except per share amounts)
Net sales		$280,267	$(445)					$279,822
Costs of sales		238,314	(997)	$375	(A	)		237,692
Gross profit		41,953	552	(375)				42,130
Selling, general and administrative expenses		37,829	141					37,970
Other expense		-		484	(B	)		484
Other income		-		(445	)(B	)		(445)
Operating income		4,124	411	(414)				4,121
Interest expense		4,289	411					4,700
Provision for loss on notes receivable		1,447						1,447
Gain on extinguishment of debt		(4,400)						(4,400)
Other income		(3,466)		3,466				-
Other expense		583		(583)				-
Non-operating other income, net		-		(2,424	)(B	)		(2,424)
Income from continuing operations before provision for income taxes, equity in earnings of affiliate and cumulative effect of accounting change		5,671	-	(873)				4,798
Provision for income taxes		(4)						(4)
Equity in earnings of affiliate		-		498	(C	)		498
Income from continuing operations before cumulative effect of accounting change		5,667	-	(375)				5,292
Cumulative effect of accounting change		(536)		-				(536)
Net income		5,131	-	(375)				4,756
Preferred stock dividend requirement		1,700	-	-				1,700
Net income applicable to common stock		$3,431	$-	$(375)				$3,056

Weighted average common shares:
Basic		12,829	-	-				12,829

Diluted		15,922	-	(667)				15,255

Income per common share
Basic:
Income before cumulative effect of accounting change	$	..31	$-	$(.03)			$	..28
Cumulative effect of accounting change		(.04)	-	-				(.04)
Net income		$.27	$-	$(.03)				$.24

Income per common share:
Diluted:
Income before cumulative effect of accounting change	$	..26	$-	$(.02)			$	..24
Cumulative effect of accounting change		(.03)	-	(.01)				(.04)
Net income		$.23	$-	$(.03)				$.20

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2005 and 2004

Condensed Consolidated Statement of Income - For the three months ended September 30, 2004:

As Originally Reported	Reclassifications (Column 1) (See Note 1)	Restatements and/or Amendments (Column 2) (See Note 1(A))	As Restated
(in thousands, except per share amounts)
Net sales	$92,361	$(118)				$92,243
Cost of sales	77,863	(360)	$125	(A	)	77,628
Gross profit	14,498	242	(125)			14,615
Selling, general and administrative expenses	12,495	100				12,595
Other expense	-	-	290	(B	)	290
Other income	-	-	(128	)(B	)	(128)
Operating income	2,003	142	(287)			1,858
Interest expense	1,529	142				1,671
Provision for loss on notes receivable	1,447					1,447
Gain on extinguishment of debt	(4,400)					(4,400)
Other income	(368)		368			-
Other expense	272		(272)			-
Non-operating other income, net	-		(87)			(87)
Income from continuing operations before equity in earnings of affiliate	3,523	-	(296)			3,227
Equity in earnings of affiliate	-	-	171	(C	)	171
Net income	3,523	-	(125)			3,398
Preferred stock dividend requirement	567	(1)		-		566

Net income applicable to common stock	$2,956	$1	$(125)			$2,832

Weighted average common shares:
Basic	13,029	-	-			13,029

Diluted	18,722	-	-			18,722

Income per common share:
Basic	$.23	$-	$(.01)			$.22

Diluted	$.19	$-	$(.01)			$.18

(A)  Amount relates to the change from LIFO to FIFO method of accounting for certain inventory.
(B)  See detail in Note 13 - Other Expense and Other Income.
(C)  Amount previously included in other income. See Note 4 - Investment in Affiliate.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2005 and 2004

Cash flows from operating activities in our Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2004 have been restated as follows:

Condensed Consolidated Statement of Cash Flows - For the nine months ended September 30, 2004:

As Originally Reported	Reclassifications (Column 1)	Restatements and/or Amendments (Column 2)	As Restated

Net income	$5,131	$-	$(375)	$4,756

Cash provided by changes in inventories	$659	$-	$375	$1,034

Cash provided (used) by changes in supplies, prepaid items and other	$(663)	$2,237	$-	$1,574

Cash provided (used) by changes in accounts payable	$2,019	$(2,237)	$-	$(218)

Note 2: Change in Method of Accounting for Certain Inventories In January 2004, we changed our method of accounting for certain heat pump product inventories from the LIFO method to the FIFO method. We believe the FIFO method is preferable because it: (i) increases the transparency of our financial reporting through a more balanced presentation of our financial position and results of operations; (ii) results in the valuation of all of our inventories at more recent cost in our financial statements; and (iii) conforms all of our inventories to a single method of accounting.

As a result, we will be restating our financial statements for the year ended December 31, 2004 and have restated our financial statements for the nine and three months ended September 30, 2004 in accordance with APB No. 20 as discussed in Note 1(A) - Restatement of Financial Statements.  The effect of this restatement decreased net income by $503,000 for the year ended December 31, 2004 and increased stockholders' equity by $503,000 at December 31, 2003. For the nine and three months ended September 30, 2004, the effect of this restatement decreased net income by $375,000 and $125,000, respectively.

 Note 3: Changes in Accounting Estimates As discussed in Notes 5 and 8, during the three months ended September 30, 2005, we had the following changes in accounting estimates:

  the recognition of $.3 million of personnel costs relating to a death benefit obligation classified as a selling, general and administrative expense and the recognition of $.5 million of soil remediation costs classified as discontinued operations.

The effect of these changes in accounting estimates decreased net income by $.8 million (basis net income per share by $.06) for the nine and three months ended September 30, 2005.

 Note 4: Investment in Affiliate One of our subsidiaries has a 50% equity interest in an energy conservation joint venture which is accounted for on the equity method. At September 30, 2005 and December 31, 2004 our investment was $3,352,000 and $3,111,000, respectively. Our equity in earnings of affiliate are as follows:

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2005 and 2004

Nine Months Ended September 30,	Three Months Ended September 30,
2005	2004	2005	2004
(In thousands)
Equity in earnings of affiliate	$554	$498	$187	$171

Summarized financial information of the joint venture is as follows (in thousands):

September 30,	December 31,
2005	2004
Current assets	$2,593	$2,575

Noncurrent assets	$8,579	$9,333

Current liabilities	$1,383	$1,815

Noncurrent liabilities	$6,456	$7,019

Partners' capital	$3,333	$3,074

Nine Months Ended September 30,	Three Months Ended September 30,
2005	2004	2005	2004
Total revenues	$3,270	$3,233	$1,090	$1,078
Net income	$1,108	$996	$375	$342

Note 5: Life Insurance Policies We maintain life insurance policies on various individuals. As of September 30, 2005, the total face amount of these policies was $22 million of which $2.5 million of the proceeds is required to be paid as discussed below.

Some of these life insurance policies have cash surrender values and we have borrowed against these cash surrender values. The cash surrender values are included in other assets in the amounts of $.6 million, net of borrowings of $1.9 million and $2.4 million at September 30, 2005 and December 31, 2004, respectively. Increases in cash surrender values of $.3 million and $.3 million are netted against the premiums paid for life insurance policies of $.8 million and $.5 million for the nine months ended September 30, 2005 and 2004, respectively, and are included in selling, general and administrative expenses.

As part of deferred compensation and death benefit agreements with certain key executives (excluding the agreement entered into on May 12, 2005 discussed below), if the executive dies prior to retirement or the age of 65 while employed, we are required to pay the beneficiary named in the agreement in 120 equal monthly installments aggregating to an amount specified in the agreement. As of September 30, 2005 the monthly installments specified in these agreements totals $34,000. To assist us in funding these agreements, we purchased life insurance contracts in which we are the beneficiary on the related executives.

As of September 30, 2005 the liability for death benefits was $.8 million (none at December 31, 2004) which is included in accrued and other noncurrent liabilities. We accrue for such liabilities when they become probable and discount the liabilities to their present value. The increase in the liability relates to the untimely death of one of our executives in January 2005 (the proceeds from the life insurance policies in excess of the death benefit obligations are included in non-operating other income as shown in Note 13-Other Expense and Other Income) and the change in accounting estimate for Jack E. Golsen's, our chief executive officer ("CEO"), remaining service period for us (See Note 3 - Changes in Accounting Estimates).

On May 12, 2005 we replaced an existing death benefit agreement with a new death benefit agreement ("Death Benefit Agreement") with our CEO. The Death Benefit Agreement provides that, upon our CEO's death, we will pay to our CEO's family or designated beneficiary a lump- sum payment of $2.5 million to be funded from the net proceeds received by us under certain life insurance policies on our CEO's life that are owned by us. We are obligated to keep in existence life insurance policies with a total face amount of no less than $2.5 million of the stated death benefit. As of September 30, 2005 the life insurance policies owned by us on the life of our CEO have a total face amount of $7 million.

Note 6: Product Warranty Our Climate Control Business sells equipment that has an expected life, under normal circumstances and use, that extends over many years. As such, we provide warranties after equipment shipment/start-up covering defects in materials and workmanship.

Generally, the warranty coverage for the manufactured equipment in the Climate Control Business is limited to eighteen months from the date of shipment or twelve months from the date of start-up, whichever is shorter, and to ninety days for spare parts. In most cases, equipment is required to be returned to the factory or its authorized representative and the warranty is limited to the repair and replacement of the defective product, with a maximum warranty of the refund of the purchase price. Furthermore, companies within the Climate Control Business do not make any warranties related to merchantability or fitness for any particular purpose and disclaim and exclude any liability for consequential or incidental damages. In some cases, the customer may purchase an extended warranty. The above discussion is generally applicable but variations do occur depending upon specific contractual obligations, certain system components and local laws (also see Note 8 - Contingencies).

Our accounting policy and methodology for warranty arrangements is to periodically measure and recognize the expense and liability for such warranty obligations using a percentage of net sales, based upon our historical warranty costs.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2005 and 2004

The carrying amount of the product warranty obligation which is classified as other current and noncurrent accrued liabilities is as follows:

Nine Months Ended September 30,	Three Months Ended September 30,
2005	2004	2005	2004
(In thousands)
Balance at beginning of period	$1,999	$1,693	$2,247	$1,943
Add: Charged to costs and expenses	1,484	1,530	493	589
Deduct: Costs incurred	(1,048)	(1,190)	(305)	(499)
Balance at end of period	$2,435	$2,033	$2,435	$2,033

Note 7: Long-Term Debt Long-term debt consists of the following:

September 30,	December 31,
2005	2004
(In thousands)
Senior Secured Loan due 2009 (A)	$50,000	$50,000
Working Capital Revolver Loan - ThermaClime (B)	36,373	27,489
10-3/4% Senior Unsecured Notes due 2007 (C)	13,300	13,300
Other, with interest at rates of 3.59% to 12%, most of which is secured by machinery, equipment and real estate	15,015	15,718
	114,688	106,507
Less current portion of long-term debt	2,783	4,833
Long-term debt due after one year	$111,905	$101,674

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

The Senior Secured Loan accrues interest at the applicable LIBOR rate, as defined, plus an applicable LIBOR margin, as defined or, at the election of the Borrowers, the alternative base rate, as defined, plus an applicable base rate margin, as defined, with the annual interest rate not to exceed 11% or 11.5% depending on the leverage ratio. At September 30, 2005 the annual interest rate was 11.5%.

The Borrowers are subject to numerous covenants under the Senior Secured Loan agreement including, but not limited to, limitation on the incurrence of certain additional indebtedness and liens, limitations on mergers, acquisitions, dissolution and sale of assets, and limitations on declaration of dividends and distributions to us, all with certain exceptions. The Borrowers are also subject to a minimum fixed charge coverage ratio, measured quarterly on

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2005 and 2004

a trailing twelve-month basis. The Borrowers were in compliance with the required minimum ratio for the twelve-month period ended September 30, 2005. The maturity date of the Senior Secured Loan can be accelerated by the Lender upon the occurrence of a continuing event of default, as defined.

The Senior Secured Loan agreement includes a prepayment fee equal to 2% of the principal amount should the Borrowers elect to prepay any principal amount prior to September 15, 2006. This fee is reduced to 1% during the subsequent twelve-month period and 0% thereafter.

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

A portion of the proceeds of the Senior Secured Loan was used to repay the outstanding balance under a former financing agreement ("Financing Agreement") and repurchase a portion of the ThermaClime's 10-3/4% Senior Unsecured Notes discussed in (C) below. There was no interest expense recognition on the Financing Agreement indebtedness from May 2002 through September 2004 since that transaction was accounted for as a voluntary debt restructuring in 2002. Due to the repayment in September 2004 of the Financing Agreement prior to the maturity date of June 30, 2005 we recognized the remaining unearned interest of $4.4 million as a gain on extinguishment of debt in the third quarter of 2004.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2005 and 2004

(B) In April 2001, ThermaClime and its subsidiaries ("the Borrowers"), which does not include El Dorado Nitric Company and its subsidiaries ("EDNC"), entered into a $50 million revolving credit facility (the "Working Capital Revolver Loan") that provides for advances based on specified percentages of eligible accounts receivable and inventories for the Borrowers. Effective February 28, 2005 the Working Capital Revolver Loan was amended which, among other things, extended the maturity date to April 2009 and removed language considered as a subjective acceleration provision. The Working Capital Revolver Loan, as amended, accrues interest at a base rate (generally equivalent to the prime rate) plus .75% or LIBOR plus 2% (formerly base rate plus 2% or LIBOR plus 4.50%). The annual interest rate at September 30, 2005 was 6.01%. The facility provides for up to $8.5 million of letters of credit. Under the Working Capital Revolver Loan, as amended, the lender also requires the Borrowers to pay a letter of credit fee equal to 1% (formerly 2.75%) per annum of the undrawn amount of all outstanding letters of credit, an unused line fee equal to .5% per annum for the excess amount available under the facility not drawn and various other audit, appraisal and valuation charges. All letters of credit outstanding reduce availability under the facility. Amounts available for additional borrowing under the Working Capital Revolver Loan at September 30, 2005 were $11.4 million.

In March 2005, we purchased two interest rate cap contracts which set a maximum three-month LIBOR base rate of 4.59% on $30 million and mature on March 29, 2009. See Note 10 - Derivatives, Hedges and Financial Instruments.

The lender may, upon an event of default, as defined, terminate the Working Capital Revolver Loan and make the balance outstanding due and payable in full. The Working Capital Revolver Loan is secured by receivables, inventories and intangibles of the Borrowers and a second lien on certain real property and equipment.

A prepayment premium equal to 3% of the facility is due to the lender should the borrowers elect to prepay the facility prior to April 13, 2006. This premium is reduced to 2% during the second twelve-month period and to 1% during the third twelve-month period and 0% thereafter.

The Working Capital Revolver Loan, as amended, requires ThermaClime to maintain minimum quarterly earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined, for ThermaClime and its Climate Control Business on a trailing twelve-month basis. ThermaClime and its Climate Control Business were in compliance with the required minimum EBITDA amounts for the twelve-month period ended September 30, 2005. The trailing twelve-months EBITDA requirements for the remainder of 2005 is $16 million for ThermaClime and $10 million for the Climate Control Business. The Working Capital Revolver Loan also requires ThermaClime to achieve an annual fixed charge coverage ratio and limits capital expenditures, as defined, measured quarterly on a trailing twelve-month basis. The Working Capital Revolver Loan also contains covenants that, among other things, limit the borrowers' ability to: (a) incur additional indebtedness, (b) incur liens, (c) make restricted payments or loans to affiliates who are not Borrowers, (d) engage in mergers, consolidations or other forms of recapitalization, (e) dispose of assets, or (f) repurchase ThermaClime's 10-3/4% Senior Unsecured Notes. The Working Capital Revolver

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2005 and 2004

Loan also requires all collections on accounts receivable be made through a bank account in the name of the lender or their agent.

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

Certain of the reclassification and restatements as discussed in Note 1 - Basis of Presentation and Note 1(A) - Restatement of Financial Statements have been reflected in the following consolidating financial information of ThermaClime's Guarantor Subsidiaries, the Non-Guarantor Subsidiaries, and ThermaClime.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2005 and 2004

Note 7: Long-Term Debt (continued)

ThermaClime, Inc. Condensed Consolidating Balance Sheet As of September 30, 2005 (In thousands)
Combined Guarantor Subsidiaries	Consolidated Non- Guarantor Subsidiaries	ThermaClime, Inc. (Parent)	Eliminations	Consolidated
Assets
Current assets:
Cash	$107	$-	$4		$111
Accounts receivable, net	55,494	3,023	177		58,694
Inventories	28,454	149	-		28,603
Supplies, prepaid items and other	5,107	33	1,706		6,846
Deferred income taxes	-	-	4,675		4,675
Total current assets	89,162	3,205	6,562		98,929
Property, plant and equipment, net	63,832	2,903	57		66,792
Investment in and advances to affiliates	-	-	109,146	$(109,146)	-
Receivable from Parent	21,978	15,911	-	(37,889)	-
Other assets, net	5,957	21	2,788		8,766
	$180,929	$22,040	$118,553	$(147,035)	$174,487

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$24,841	$1,554	$919		$27,314
Accrued liabilities	12,778	6,177	1,143		20,098
Due to LSB and affiliates	-	-	2,510		2,510
Current portion of long-term debt	398	353	-		751
Total current liabilities	38,017	8,084	4,572		50,673
Long-term debt	6,914	588	95,564		103,066
Deferred income taxes	-	-	1,735		1,735
Other non-current liabilities	3,038	356	-		3,394
Stockholders' equity:
Common stock	66	1	1	$(67)	1
Capital in excess of par value	166,212	-	13,052	(166,212)	13,052
Accumulated other comprehensive loss	-	(1,063)	-		(1,063)
Due from LSB and affiliates	-	-	(2,558)		(2,558)
Retained earnings (deficit)	(33,318)	14,074	6,187	19,244	6,187
Total stockholders' equity	132,960	13,012	16,682	(147,035)	15,619
	$180,929	$22,040	$118,553	$(147,035)	$174,487

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2005 and 2004

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

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2005 and 2004

Note 7: Long-Term Debt (continued)

ThermaClime, Inc. Condensed Consolidating Statement of Operations Nine Months Ended September 30, 2005 and 2004 (In thousands)

Combined Guarantor Subsidiaries	Consolidated Non- Guarantor Subsidiaries	ThermaClime, Inc. (Parent)	Eliminations	Consolidated
2005
Net sales	$264,061	$32,644			$296,705
Cost of sales	222,314	29,380	$463		252,157
Gross profit (loss)	41,747	3,264	(463)		44,548

Selling, general and administrative	32,818	318	1,648	$(5)	34,779
Other income, net	(1,277	68	(8)	5	(1,212)
Operating income (loss)	10,206	2,878	(2,103)	-	10,981
Interest expense	7,703	33	7,594	(7,480)	7,850
Non-operating other income, net	(239)	(240)	(7,493)	7,480	(492)
Income (loss) from continuing operations before income taxes and equity in earnings of affiliate and subsidiaries	2,742	3,085	(2,204)	-	3,623
Equity in earnings of subsidiaries	-	-	3,381	(3,381)	-
Equity in earnings of affiliate	554	-	-		554
Benefit (provision) for income taxes	(1,285)	(1,203)	2,404		(84)
Loss from discontinued operations	(512)	-	-		(512)
Net income	$1,499	$1,882	$3,581	$(3,381)	$3,581

2004
Net sales	$237,192	$34,329			$271,521
Cost of sales	203,130	31,276	$515		234,921
Gross profit (loss)	34,062	3,053	(515)		36,600

Selling, general and administrative	29,296	314	2,041	$(5)	31,646
Other income, net	(178)	109	(5)	5	(69)
Operating income (loss)	4,944	2,630	(2,551)	-	5,023
Interest expense	8,135	24	3,627	(7,848)	3,938
Gain on extinguishment of debt	-	-	(4,400)		(4,400)
Non-operating other income, net	(154)	(11)	(7,851)	7,848	(168)
Income from operations before income taxes and equity in earnings of affiliate and subsidiaries	(3,037)	2,617	6,073	-	5,653
Equity in earnings of subsidiaries	-	-	48	(48)	-
Equity in earnings of affiliate	498	-	-		498
Benefit (provision) for income taxes	990	(1,020)	(1,295)		(1,325)
Net income (loss)	$(1,549)	$1,597	$4,826	$(48)	$4,826

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2005 and 2004

ThermaClime, Inc. Condensed Consolidating Statement of Operations Nine Months Ended September 30, 2005 and 2004 (In thousands)

Combined Guarantor Subsidiaries	Consolidated Non- Guarantor Subsidiaries	ThermaClime, Inc. (Parent)	Eliminations	Consolidated
2005
Net sales	$92,599	$11,087			$103,686
Cost of sales	78,094	9,835	$(13)		87,916
Gross profit (loss)	14,505	1,252	13		15,770
Selling, general and administrative	11,205	124	498	$(1)	11,826
Other income, net	(694)	(1)	(2)	1	(696)
Operating income (loss)	3,994	1,129	(483)	-	4,640
Interest expense	2,668	12	2,440	(2,596)	2,524
Non-operating other income, net	(88)	(18)	(2,601)	2,596	(111)
Income (loss) from continuing operations before income taxes and equity in earnings of affiliate and subsidiaries	1,414	1,135	(322)	-	2,227
Equity in earnings of subsidiaries	-	-	1,157	(1,157)	-
Equity in earnings of affiliate	187	-	-		187
Benefit (provision) for income taxes	(624)	(443)	983		(84)
Loss from discontinued operations	(512)	-	-		(512)
Net income	$465	$692	$1,818	$(1,157)	$1,818

2004
Net sales	$79,160	$11,399			$90,559
Cost of sales	67,226	10,362	$121		77,709
Gross profit (loss)	11,934	1,037	(121)		12,850

Selling, general and administrative	10,282	107	486	$(1)	10,874)
Other income, net	(62)	3	6	1	(52)
Operating income (loss)	1,714	927	(613)	-	2,028
Interest expense	2,670	8	1,366	(2,590)	1,454
Gain on extinguishment of debt	-	-	(4,400)		(4,400)
Non-operating other income, net	(116)	(9)	(2,591)	2,590	(126)
Income (loss) from operations before income taxes and equity in earnings of affiliate and subsidiaries	(840)	928	5,012	-	5,100
Equity in earnings of subsidiaries	-	-	158	(158)	-
Equity in earnings of affiliate	171	-	-		171
Benefit (provision) for income taxes	261	(362)	(817)		(918)
Net income (loss)	$(408)	$566	$4,353	$(158)	$4,353

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2005 and 2004

Note 7: Long-Term Debt (continued)
ThermaClime, Inc. Condensed Consolidating Statement of Cash Flows Nine Months Ended September 30, 2005 (In thousands)
Combined Guarantor Subsidiaries	Consolidated Non- Guarantor Subsidiaries	ThermaClime, Inc. (Parent)	Eliminations	Consolidated
Cash flows provided (used) by operating activities	$(10,334)	$8,588	$(852)	$(2,598)

Cash flows from investing activities:
Capital expenditures	(8,714)	(776)	(42)	(9,532)
Proceeds from property insurance recoveries	2,438	-	-	2,438
Proceeds from sale of property and equipment	116	-	-	116
Net change in restricted cash	-	-	158	158
Other assets	(28)	-	(638)	(666)
Net cash used by investing activities	(6,188)	(776)	(522)	(7,486)

Cash flows from financing activities:
Proceeds from revolving debt	-	-	268,902	268,902
Payments on revolving debt	-	-	(260,018)	(260,018)
Payments on long-term debt	(220)	(265)	-	(485)
Net change in due to/from LSB and affiliates	-	-	946	946
Advances to/from affiliates	16,675	(7,547)	(9,128)	-
Net cash provided (used) by financing activities	16,455	(7,812)	702	9,345
Net decrease in cash from all activities	(67)	-	(672)	(739)
Cash at the beginning of period	174	-	676	850
Cash at the end of period	$107	$-	$4	$111

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2005 and 2004

Note 7: Long-Term Debt (continued)
ThermaClime, Inc. Condensed Consolidating Statement of Cash Flows Nine Months Ended September 30, 2004 (As restated for 2004, see Note 1(A)) (In thousands)
Combined Guarantor Subsidiaries	Consolidated Non- Guarantor Subsidiaries	ThermaClime, Inc. (Parent)	Eliminations	Consolidated
Cash flows provided (used) by operating activities	$(7,792)	$4,839	$2,717	$(236)

Cash flows from investing activities:
Capital expenditures	(5,507)	(662)	-	(6,169)
Proceeds from sales of property and equipment	887	-	-	887
Other assets	(354)	4	28	(322)
Net cash provided (used) by investing activities	(4,974)	(658)	28	(5,604)

Cash flows from financing activities:
Proceeds from revolving debt	-	-	241,617	241,617
Payments on revolving debt	-	-	(241,760)	(241,760)
Payments on Financing Agreement	-	-	(38,531)	(38,531)
Acquisition of 10-3/4% Senior Unsecured Notes	-	-	(5,000)	(5,000)
Proceeds from Senior Secured Loan, net of fees	-	-	47,708	47,708
Payments on other long-term debt	(840)	(265)	(665)	(1,770)
Net change in due to/from LSB and affiliates	-	-	2,742	2,742
Advances to/from affiliates	13,498	(2,240)	(11,258)	-
Net cash provided (used) by financing activities	12,658	(2,505)	(5,147)	5,006
Net increase (decrease) in cash from all activities	(108)	1,676	(2,402)	(834)

Cash at the beginning of period	208	-	2,712	2,920
Cash at the end of period	$100	$1,676	$310	$2,086

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2005 and 2004

Note 8: Contingencies  We accrue for contingent losses when such losses are probable and reasonably estimable. In addition, we recognize contingent gains when such gains are realizable.

Following is a summary of certain legal matters and other contingencies involving the Company:

A. Environmental Matters

Our operations are subject to numerous environmental laws ("Environmental Laws") and to other federal, state and local laws regarding health and safety matters ("Health Laws"). In particular, the manufacture and distribution of chemical products are activities which entail environmental risks and impose obligations under the Environmental Laws and the Health Laws, many of which provide for substantial fines and criminal sanctions for violations. There can be no assurance that material costs or liabilities will not be incurred by us in complying with such laws or in paying fines or penalties for violation of such laws. The Environmental Laws and Health Laws and enforcement policies thereunder relating to our Chemical Business have in the past resulted, and could in the future result, in compliance expenses, cleanup costs, penalties or other liabilities relating to the handling, manufacture, use, emission, discharge or disposal of pollutants or other substances at or from our facilities or the use or disposal of certain of its chemical products. Historically, significant expenditures have been incurred by subsidiaries within our Chemical Business, including, but not limited to, EDC at its El Dorado, Arkansas plant (the "El Dorado Facility"), in order to comply with the Environmental Laws and Health Laws. Our Chemical Business could be required to make significant additional site or operational modifications at this or other facilities involving substantial expenditures. We have a legal obligation to monitor certain discharge water outlets at our El Dorado Facility should we discontinue the operations of the facility. We do not believe that the annual costs of the required monitoring activities would be significant and as we currently have no plans to discontinue the use of the facility and the remaining life is indeterminable, an asset retirement liability has not b een recognized. However, we will continue to review this obligation and record a liability when a reasonable estimate of the fair value can be made. Currently, there is insufficient information to estimate the fair value of the asset retirement obligation.

1. Water Matters

Discharge Water Issues

The El Dorado Facility generates process wastewater. The process water discharge and storm-water run off are governed by a state NPDES water discharge permit issued by the Arkansas Department of Environmental Quality ("ADEQ"), which permit is to be renewed every five years. The ADEQ issued to EDC a new revised NPDES water discharge permit in 2004, and EDC has until June 2007 to meet the compliance deadline for the more restrictive limits under the recently issued NPDES permit. In order to meet EDC's effluent limits under the permit, EDC plans to utilize a pipeline to be built by the City of El Dorado, Arkansas (the "City").

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2005 and 2004

We believe that the NPDES permit, as issued, will require additional capital expenditures by EDC through June 2007, estimated to be approximately $3 to $4 million, plus reimbursement to the City of approximately $2 million for our pro-rata portion of pipeline engineering and construction costs as those costs are incurred. This estimate assumes that the City timely builds its own discharge pipeline to a nearby river and we are permitted to tie our pipeline into the City's pipeline. The City council has approved the joint pipeline, but construction of the pipeline by the City is subject to the City receiving a permit from the ADEQ. The ADEQ has not issued the necessary permit to discharge wastewater into the pipeline and, as a result, this has caused a delay of unknown duration in construction of the pipeline. This delay may impact our ability to meet our compliance schedule under the NPDES permit. We do not have any reliable estimates of the cost of an alternative solution in the event that the pipeline is not built, or timely built, by the City.

In addition, EDC has entered into a Consent Administrative Order ("CAO") that recognizes the presence of nitrate contamination in the shallow groundwater at the El Dorado Facility. A new CAO is being completed to address the shallow groundwater contamination, which will include an evaluation of the current conditions and remediation based upon a risk assessment. The final remedy for shallow groundwater contamination, should any remediation be required, will be selected pursuant to the new CAO and based upon the risk assessment. There are no known users of this shallow groundwater in the area, and preliminary risk assessments have not identified any public health risk that would require remediation. During the second quarter of 2005, we spent $325,000 relating to the dredging of our neutralization pond to increase its efficiency. At September 30, 2005 the estimated cost to complete the requested investigation and r isk assessment is approximately $33,000 which liability has been recorded. The cost of any additional remediation that may be required will be determined based on the results of the investigation and risk assessment and cannot currently be reasonably estimated.

2. Air Matters

Under the terms of a consent administrative order ("AirCAO"), which became effective in February 2004 resolving certain air regulatory alleged violations associated with EDC's sulfuric acid plant and certain other alleged air emission violations, EDC is required to implement additional air emission controls at the El Dorado Facility no later than six years from the effective date of the AirCAO. The ultimate cost of any technology changes required cannot presently be determined but is believed to cost between $1.5 million to $3 million of capital expenditures, depending on the technology changes ultimately required by the ADEQ.

3. Other Environmental Matters

In April 2002, Slurry Explosive Corporation ("Slurry"), later renamed Chemex I Corp., a subsidiary within our Chemical Business, entered into a Consent Administrative Order ("Slurry Consent Order") with the Kansas Department of Health and Environment ("KDHE"), regarding Slurry's Hallowell, Kansas manufacturing facility ("Hallowell Facility"). The Slurry Consent Order addressed the release of contaminants from the facility into the soils and groundwater and surface water at the Hallowell Facility. There are no known users of the groundwater in the area. The adjacent strip pit is used for fishing. Under the terms of the Slurry Consent Order, Slurry is

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2005 and 2004

required to, among other things, submit an environmental assessment work plan to the KDHE for review and approval, and agree with the KDHE as to any required corrective actions to be performed at the Hallowell Facility.

In connection with the sale of substantially all of the operating assets of Slurry and Universal Tech Corporation ("UTeC") in December 2002, which was accounted for as discontinued operations, both subsidiaries within our Chemical Business, UTeC leased the Hallowell Facility to the buyer under a triple net long-term lease agreement. However, Slurry retained the obligation to be responsible for, and perform the activities under, the Slurry Consent Order. In addition, certain of our subsidiaries agreed to indemnify the buyer of such assets for these environmental matters. Slurry placed prior owners (Chevron/Texaco) of the Hallowell Facility on notice of their responsibility for contribution towards the costs to investigate and remediate this site. Representatives of a prior owner agreed to pay one-half of the costs of the investigation on an interim, non-binding basis.

During October 2005, representatives of Slurry and a prior owner met with the KDHE and proposed to remove the bulk of contaminated soil at the Hallowell site, which was orally agreed to by the KDHE subject to approval of a written work plan submitted to the KDHE. As a result of these meetings, as of September 30, 2005, we increased our liability to $1,300,000 in connection with this remediation matter (which is included in other current and noncurrent accrued liabilities) and we have also recorded a receivable from this prior owner for one-half of these costs ($650,000) which is included in accounts receivable and other assets. These amounts are not discounted to their present value. A provision of $512,000 for our share of these costs are classified as discontinued operations in the accompanying statements of income for the nine and three months ended September 30, 2005. There are no income tax benefits related to these ex penses. It is expected that this soil remediation will occur over the next two years.

Grand Jury Investigation - Slurry - Hallowell Facility

The U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives ("ATF") previously conducted an investigation at Slurry. In August 2003, the Company learned that a federal grand jury for the District of Kansas was investigating Slurry and certain of its former employees relating to the alleged violations of explosive storage regulations at Slurry's Hallowell Facility. Active operations at the Hallowell Facility were discontinued in February 2002 after its license to possess explosives was revoked by the ATF. We are in discussions with the U.S. Attorney in an attempt to resolve this matter and, as of the date of this report, we are estimating no fines or penalties to be recognized in connection with this matter.

B. Other Pending or Threatened Litigation

1. Climate Control Business

Trison Construction, Inc. ("Trison"), a subsidiary within our Climate Control Business, is involved in a lawsuit brought against it by Trade Mechanical Construction, Inc. ("Trade"). The lawsuit is styled Trade Mechanical Contractors, Inc., et al. v. Trison Construction, Inc., and is pending in the District Court, State of Oklahoma, Pontotoc County. Trison entered into a contract with Johnson Controls, Inc. ("JCI") to design, remove and install selected components on existing air conditioning systems at a project in Oklahoma ("Project"). In connection with the Project, Trison entered into a

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2005 and 2004

subcontract with Trade to provide certain services for Trison relating to the Project. Trade alleges that Trison breached its contract, resulting in damages to Trade of approximately $325,000, representing invoices for services rendered and supplies provided. Trison has filed a counter claim against Trade for the costs of having to hire another subcontractor to complete the work Trade was supposed to perform in the amount of approximately $306,000. We intend to vigorously defend this action. Since the case is in discovery, we are unable to provide an evaluation of the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss to Trison at this time.

In connection with the Project, JCI alleges that Trison's work on the Project contained certain defects and purported inadequacies and claimed that Trison defaulted on its contract with JCI. JCI made demand under Trison's performance bond seeking recovery of costs alleged to be required to correct and complete Trison's work under its contract with JCI. In June 2004, JCI filed for arbitration with the American Arbitration Association claiming damages in the amount of approximately $1,700,000. Trison denies that its work was defective or otherwise incomplete and filed a counterclaim against JCI in the arbitration. We are vigorously defending against all claims in connection with this matter. The formal arbitration hearings commenced in June 2005 and a final decision is expected during the first quarter of 2006. We are unable to provide an evaluation of the likelihood of an unfavorable outcome or an estimate of the amount or r ange of potential loss to Trison at this time.

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

We answered the allegations, denying infringement and raising various affirmative defenses, including the assertion of counterclaims for unfair competition, abuse of process, and declaratory judgment of non-infringement and non-enforceability. The parties have orally agreed to settle this matter and have agreed, subject to finalization of definitive agreements, to mutually dismiss all claims, without prejudice, that each party was asserting against the other.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2005 and 2004

2. Chemical Business

Cherokee Nitrogen, Inc. ("Cherokee"), a subsidiary within our Chemical Business, has been sued for an undisclosed amount of monies based on a claim that the subsidiary breached an agreement by overcharging the plaintiff, Nelson Brothers, LLC, for ammonium nitrate as a result of inflated prices for natural gas used to manufacture the ammonium nitrate. The suit is Nelson Brothers, LLC v. Cherokee Nitrogen v. Dynegy Marketing, and is pending in Alabama state court in Colbert County. Cherokee has filed a third party complaint against Dynegy and a subsidiary asserting that Dynegy was the party responsible for fraudulently causing artificial natural gas prices to exist and seeking an undisclosed amount from Dynegy, including any amounts which may be recovered by the plaintiff. Dynegy has filed a counterclaim against Cherokee for $600,000 allegedly owed on account, which has been recorded by Cherokee. Although the re is no assurance, counsel for Cherokee has advised the company that, at this time, they believe that there is a good likelihood that Cherokee will recover monies from Dynegy over and above any monies which may be recovered by the plaintiff or owed to Dynegy.

Cherokee has filed suit against Meecorp Capital Markets, LLC ("Meecorp") and Lending Solutions, Inc. in Alabama State Court, in Etowah County, Alabama, for recovery of actual damages plus punitive damages, relating to a loan transaction. Meecorp counterclaimed for the balance of an alleged commitment fee of $100,000, an alleged equity kicker of $200,000 and $3,420,000 for loss of opportunity. Cherokee is vigorously pursuing this matter, and counsel for Cherokee has advised that they believe that there is a substantial likelihood that Cherokee will prevail in this matter.

3. Other

Zeller Pension Plan

In February 2000, the Company's Board of Directors authorized management to proceed with the sale of the automotive products business, since the automotive products business was no longer a "core business" of the Company. In May 2000, the Company sold substantially all of its assets in its automotive products business. After the authorization by the board, but prior to the sale, the automotive products business purchased the assets and assumed certain liabilities of Zeller Corporation ("Zeller"). The liabilities of Zeller assumed by the automotive products business included Zeller's pension plan, which is not a multi-employer pension plan. In June 2003, the principal owner ("Owner") of the buyer of the automotive products business was contacted by a representative of the Pension Benefit Guaranty Corporation ("PBGC") regarding the plan. The Owner has been informed by the PBGC of a poss ible under-funding of the plan and a possible takeover of the plan by the PBGC. The Owner has notified the Company of these events. The Company has also been contacted by the PBGC and has been advised that the PBGC considers the Company to be potentially liable for the under-funding of the Zeller Plan in the event that the plan is taken over by the PBGC and has alleged that the under-funding is approximately $.6 million. The Company has been advised by ERISA counsel that, based upon numerous representations made by the Company and the assumption that the trier of fact determining the Company's obligations with respect to the plan would find that: we disposed, in May 4, 2000 of interest in the automotive products business including the Zeller assets and

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2005 and 2004

business pursuant to a bona fide purchase agreement under the terms of which the purchaser assumed all obligations with respect to the operation, including funding of the Zeller plan, the purpose of the sale of the automotive products business did not include an attempt to evade liability for funding the Zeller plan, at the time we disposed or our interest in the automotive products business, the Zeller plan was adequately funded, on an ongoing basis and all required contributions had been made, and the Zeller plan did not terminate at anytime that any member of the Company's controlled group of entities was a contribution sponsor to the Zeller plan, that the possibility of an unfavorable outcome to us in a lawsuit if the PBGC attempts to hold us liable for the under-funding of the Zeller plan is remote.

Asserting Financing Fee

On December 4, 2003, the Company and Southwest Securities, Inc. ("Southwest") entered into a letter agreement whereby the Company agreed to retain Southwest to assist the Company in obtaining financing for the Company. Southwest's right to a fee under the Agreement is limited to a refinancing occurring during "a period of sixty days, to be extended if a transaction is ongoing." A financing did not occur within sixty days of the date of the Agreement, nor was a funding transaction "ongoing" at the end of that period. In September 2004, more than ten months after the date of the Agreement between the Company and Southwest, ThermaClime borrowed $50 million from Orix Capital Markets, LLC ("Orix"). It is the Company's position that the Orix financing transaction was not the result of any efforts by Southwest, nor was it the culmination of any negotiations or transaction commenced during th e sixty-day term of the Agreement. Nonetheless, Southwest has asserted that it is entitled to a fee of $1.7 million pursuant to the Agreement. The Company brought an action against Southwest in Oklahoma state court in a lawsuit styled LSB Industries, Inc. v. Southwest Securities, Inc. pending in the Oklahoma District Court, Oklahoma County, for a declaratory judgment that the Company is not liable to Southwest under the Agreement as a result of the Orix financing transaction. The Company intends to vigorously defend itself against the claim by Southwest, and counsel handling this matter for the Company has advised that the Company's prospects for a favorable outcome in this matter appears likely. As of the date of this report, no liability has been established relating to the fee asserted by Southwest.

We are also involved in various other claims and legal actions which in the opinion of management, after consultation with legal counsel, if determined adversely to us, would not have a material effect on our business, financial condition or results of operations.

C. Insurance Recovery Contingency

Beginning in October 2004 and continuing into June 2005, the Chemical Business' results were adversely affected as a result of the loss of production due to a mechanical failure of one of the four nitric acid plants at the El Dorado, Arkansas plant. The plant was restored to normal production in June 2005. We filed a property damage insurance claim for $4.5 million, net of a $1 million deductible. As of September 30, 2005 we recognized insurance recoveries of $2.3 million under our replacement cost property insurance policy relating to this property damage claim. The effect of this property insurance recovery to the accompanying statements of income was $1 million and $.6 million for the nine and three-month periods ended September 30, 2005,

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2005 and 2004

respectively, which is included in other income. An additional property insurance payment of $450,000 was agreed to by insurers in November 2005 which will be recognized in the fourth quarter of 2005. The insurers are contesting the remaining claim. Additional recoveries upon final resolution will be recognized when agreed.

In addition, our business interruption insurance policy contains a forty-five day waiting period before covering losses resulting from business interruptions. We have filed a claim for recovery of the business interruption losses related to this incident. The claim is for $5.3 million, net of the forty-five day waiting period. In November 2005, the insurers acknowledged approximately $1.9 million which will be recognized in the fourth quarter of 2005. Additional recoveries related to this business interruption will be recognized when agreed.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2005 and 2004

Note 9: Stockholders' Equity The table below provides detail (in thousands) of activity in the stockholders' equity accounts for the nine months ended September 30, 2005:

Common Stock Shares	Non-Redeemable Preferred Stock	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock-Preferred	Treasury Stock-Common	Total
Balance at December 31, 2004		16,401	$34,177	$1,640	$57,352	$(1,280)	$(66,840)	$(200)	$(16,451)	$8,398

Net income							5,147			5,147
Amortization of cash flow hedge (Note 10)						217				217
Total comprehensive income										5,364
Exercise of warrants (1)		586		59	(59)					-
Exercise of stock options		84		8	227					235
Purchases of non-redeemable preferred stock								(451)		(451)
Conversion of 156 shares of redeemable preferred stock to common stock		6		1	14					15
Balance at September 30, 2005	(2)	17,077	$34,177	$1,708	$57,534	$(1,063)	$(61,693)	$(651)	$(16,451)	$13,561

(1) In March 2005, the lenders of the loans under a former financing agreement exercised warrants, under a cashless exercise provision, to purchase 586,140 shares of our common stock.

(2) Includes 3,321,607 shares of the Company's common stock held in treasury. Excluding the 3,321,607 shares held in treasury, the outstanding shares of the Company's common stock at September 30, 2005 were 13,755,658.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2005 and 2004

Note 9: Stockholders' Equity (continued)

Stock Options

As of September 30, 2005 we have several Qualified and Non-Qualified Stock Option Plans. We currently account for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. See discussion in Note 15 - Recently Issued and Other Pronouncements. No stock-based compensation cost is reflected in net income applicable to common stock for the nine and three months ended September 30, 2005 and 2004 and no options were granted under those plans during these periods.

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

Nine Months Ended September 30,	Three Months Ended September 30,
2005	2004 (As restated)	2005	2004 (As restated)
(In thousands)
Net income applicable to common stock, as reported	$3,476	$3,056	$1,102	$2,832
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(165)	(176)	(58)	(59)
Pro forma net income applicable to common stock	$3,311	$2,880	$1,044	$2,773

Net income per common share:
Basic - as reported	$.26	$.24	$.08	$.22

Basic - pro forma	$.24	$.22	$.08	$.21

Diluted - as reported	$.23	$.20	$.07	$.18

Diluted - pro forma	$.22	$.19	$.07	$.18

Note 10: Derivatives, Hedges and Financial Instruments We account for derivatives in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No.133 requires the recognition of derivatives in the balance sheet and the measurement of these instruments at fair value. Changes in fair value of derivatives are recorded in results of operations unless the normal purchase or sale exceptions apply or hedge accounting is elected.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2005 and 2004

In 1997, we entered into an interest rate forward agreement to effectively fix the interest rate of a long-term lease commitment (not for trading purposes). In 1999, we executed a long-term lease agreement and terminated the forward agreement at a net cost of $2.8 million. We historically accounted for this cash flow hedge under the deferral method (as an adjustment of the initial term lease rentals). Upon adoption of SFAS No. 133 in 2001, the remaining deferred cost amount was reclassified from other assets to accumulated other comprehensive loss and is being amortized to operations over the term of the lease arrangement. At September 30, 2005 and December 31, 2004, accumulated other comprehensive loss consisted of the remaining deferred cost of $1,063,000 and $1,280,000, respectively. The amount amortized to operations was $217,000 and $218,000 for the nine months ended September 30, 2005 and 2004, respectively, and $72,0 00 and $73,000 for the three months ended September 30, 2005 and 2004, respectively. There were no income tax benefits related to these expenses.

In March 2005, we purchased two interest rate cap contracts for a cost of $590,000. These contracts are free-standing derivatives and are accounted for on a mark-to-market basis in accordance with SFAS No.133. At September 30, 2005 the market value of these contracts was $393,000 and is included in other assets in the accompanying condensed consolidated balance sheet. The change in the value of these contracts is included in interest expense.

Raw materials for use in our manufacturing processes include copper used by our Climate Control Business and natural gas used by our Chemical Business. As part of our raw material price risk management, we periodically enter into exchange-traded futures contracts for these materials, which contracts are generally accounted for on a mark-to-market basis in accordance with SFAS No. 133. At September 30, 2005 the unrealized gains on these contracts was $306,000 (minimal at December 31, 2004) and are included in supplies, prepaid items and other in the accompanying consolidated balance sheet, as the term of these contracts are for periods of twelve months or less. Gains on such contracts of $631,000 and $209,000 for the nine months ended September 30, 2005 and 2004, respectively, and $335,000 and $188,000 for the three months ended September 30, 2005 and 2004, respectively, are included in cost of sales.

Note 11: Net Income Per Share Net income applicable to common stock is computed by adjusting net income by the amount of preferred stock dividends. Basic net income per common share is based upon net income applicable to common stock and the weighted average number of common shares outstanding during each period. Diluted income per share is based on the weighted average number of common shares and dilutive common equivalent shares outstanding, if any, and the assumed conversion of dilutive convertible securities outstanding, if any.

For the nine months ended September 30, 2005 our Board of Directors did not declare and we did not pay the regular quarterly dividends of $.8125 on our Series 2 $3.25 Convertible Class C preferred stock ("Series 2 Preferred"). Also our Board of Directors did not declare and we did not pay the January 1, 2005 regular dividend on our Series B 12% Convertible, Cumulative preferred stock ("Series B Preferred"). As of September 30, 2005 the aggregate amount of unpaid dividends in arrears on our Series 2 Preferred, Series B Preferred and Series D 6% Cumulative, Convertible Class C preferred stock ("Series D Preferred") totaled approximately $12.4 million, $1.4 million and $.2 million, respectively.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2005 and 2004

The following table sets forth the computation of basic and diluted income per share:

(Dollars in thousands, except per share amounts)

Nine Months Ended September 30,	Three Months Ended September 30,
2005	2004 (As restated)	2005	2004 (As restated)
Numerator:
Net income	$5,147	$4,756	$1,656	$3,398
Preferred stock dividend requirements	(1,671)	(1,700)	(554)	(566)
Numerator for basic net income per share - net income applicable to common stock	3,476	3,056	1,102	2,832
Preferred stock dividend requirements on preferred stock assumed to be converted	-	-	60	566
Numerator for diluted net income per share	$3,476	$3,056	$1,162	$3,398

Denominator:
Denominator for basic net income per share - weighted - average shares	13,571,009	12,829,198	13,751,463	13,029,403
Effect of dilutive securities:
Employee stock options	1,227,700	1,480,013	1,219,930	1,398,294
Warrants	54,436	649,371	54,773	651,234
Convertible preferred stock	289,573	292,513	954,266	3,639,317
Convertible note payable	4,000	4,000	4,000	4,000
Dilutive potential common shares	1,575,709	2,425,897	2,232,969	5,692,845

Denominator for diluted net income per share - adjusted weighted - average shares and assumed conversions	15,146,718	15,255,095	15,984,432	18,722,248

Basic net income per share	$.26	$.24	$.08	$.22

Diluted net income per share	$.23	$.20	$.07	$.18

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2005 and 2004

The following shares of securities were not included in the computation of diluted net income per share as their effect would have been antidilutive.

Nine Months Ended September 30,	Three Months Ended September 30,
2005	2004 (As restated)	2005	2004
Convertible preferred stock	2,857,731	3,347,853	2,616,765	-

Note 12: Income Taxes At December 31, 2004, we had federal regular-tax net operating loss ("NOL") carryforwards of $71.8 million ($51.8 million alternative minimum tax NOLs). Due to NOL carryforwards, no provisions for income taxes were necessary for the nine and three-month periods of 2005 and 2004 except for certain alternative minimum taxes and state income taxes.

Note 13: Other Expense and Other Income Other expense, other income and non-operating other income, net consists of the following:

Nine Months Ended September 30,	Three Months Ended September 30,
2005	2004 (As restated)	2005	2004 (As restated)
(In thousands)

Other expense:
Provisions for impairment on long-lived assets	$75	$300	$-	$300
Other	73	184	(29)	(10)
Total other expense	$148	$484	$(29)	$290

Other income:
Property insurance recoveries in excess of losses incurred (Note 8)	$1,170	$-	$647	$-
Gains on sales of property and equipment	759	144	15	1
Rental income	130	95	28	39
Other	184	206	(2)	88
Total other income	$2,243	$445	$688	$128

Non-operating other income:
Proceeds from certain key individual life insurance policies in excess of benefit obligations (Note 5)	$1,162	$-	$-	$-
Gains on sales of certain current assets, primarily precious metals	237	2.336	17	-
Miscellaneous income	211	187	74	69
Miscellaneous expense	(85)	(99)	(24)	18
Total non-operating other income, net	$1,525	$2,424	$67	$87

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2005 and 2004

Note 14: Segment Information

Nine Months Ended September 30,	Three Months Ended September 30,
2005	2004 (As restated)	2005	2004 (As restated)
(In thousands)
Net sales:
Climate Control (1)	$117,002	$107,596	$41,507	$37,614
Chemical	179,703	167,717	62,179	52,945
Other	4,665	4,509	1,495	1,684
	$301,370	$279,822	$105,181	$92,243

Gross profit: (2)
Climate Control (1)	$35,191	$33,722	$13,205	$11,755
Chemical (3)	13,217	7,005	4,002	2,257
Other	1,594	1,403	526	603
	$50,002	$42,130	$17,733	$14,615

Operating income (loss): (4)
Climate Control (1)(5)	$10,282	$10,591	$4,344	$4,133
Chemical (3)(6)	6,925	(276)	2,492	(109)
General corporate expenses and other business operations, net (7)	(4,916)	(6,194)	(2,039)	(2,166)
	12,291	4,121	4,797	1,858
Interest expense	(8,627)	(4,700)	(2,799)	(1,671)
Provision for loss on notes receivable	-	(1,447)	-	(1,447)
Gain on extinguishment of debt	-	4,400	-	4,400
Non-operating other income, net	1,525	2,424	67	87
Income from continuing operations before provisions for income taxes, equity in earnings of affiliate and cumulative effect of accounting change	$5,189	$4,798	$2,065	$3,227

(1) As discussed in Note 15, for the three months ended June 30, 2004, we were required to consolidate the parent company of a French manufacturer ("MultiClima") of HVAC equipment. Therefore the operating results include net sales of $3.8 million, gross profit of $.8 million and an operating loss of $.6 million relating to MultiClima (after all material intercompany transactions have been eliminated) for the nine months ended September 30, 2004.

(2) Gross profit by industry segment represents net sales less cost of sales. Gross profit classified as "Other" relates to industrial machinery and components.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2005 and 2004

(3) We follow the practice of expensing precious metals used as a catalyst in the Chemical Business manufacturing processes as they are used, because the amount and timing of recovery is not predictable. Periodically, we recover a portion of the amount previously expensed. For the nine months ended September 30, 2005, a recovery of $1 million contributed to an increase in gross profit. For the nine and three months ended September 30, 2004, net recoveries of $.9 million and $.3 million, respectively, were reached with several insurance carriers relating to several mechanical problems with a boiler that had been repaired by one of our vendors at the El Dorado Facility. These amounts are classified as reductions of cost of sales. During the third quarter of 2004, we recorded a provision for loss of firm sales commitments of $.3 million.

(4) line">Our chief operating decision makers use operating income (loss) by industry segment for purposes of making decisions which include resource allocations and performance evaluations.

line">Operating income (loss) by industry segment represents gross profit by industry segment less selling, general and administrative expenses ("SG&A") incurred by each industry segment plus other income and other expense earned/incurred by each industry segment before general corporate expenses and other business operations, net. General corporate expenses and other business operations, net consist of unallocated portions of gross profit, SG&A, other income and other expense.

(5) For the nine and three months ended September 30, 2005, Trison incurred professional fees of $1.1 million and $.6 million relating to arbitration proceedings as discussed in Note 8 - Contingencies.

(6) For the nine and three months ended September 30, 2005, we recognized gains of $1.2 million and $.6 million, respectively, from certain property insurance recoveries (which is classified as other income) which includes those discussed in Note 8 - Contingencies.

(7) The amounts included are not allocated to our Climate Control and Chemical Businesses since these items are not included in the operating results reviewed by our chief operating decision makers for purposes of making decisions as discussed above. Also see the detail of these amounts in the table below:

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2005 and 2004

General corporate expenses and other business operations, net consist of the following:
Nine Months Ended September 30,	Three Months Ended September 30,
2005	2004	2005	2004
(In thousands)
Gross profit-Other	$1,594	$1,403	$526	$603
Selling, general and administrative:
Personnel (A)	(3,976)	(3,101)	(1,348)	(1,166)
Professional fees (B)	(1,549)	(2,293)	(531)	(418)
Office overhead	(583)	(591)	(187)	(201)
Property, franchise and other taxes	(192)	(229)	(91)	(87)
All other	(1,154)	(1,299)	(449)	(619)
Total selling, general and administrative	(7,454)	(7,513)	(2,606)	(2,491)

Other income (C)	1,027	222	17	95
Other expense (D)	(83)	(306)	24	(373)
Total general corporate expenses and other business operations, net	$(4,916)	$(6,194)	$(2,039)	$(2,166)

(A) As discussed in Notes 3 and 5, for the nine and three months ended September 30, 2005 we recognized $.4 million relating to death benefit obligations with our CEO.

(B) For the nine months ended September 30, 2004, we incurred professional fees and other costs aggregating $1 million relating to a proposed unregistered offering of Senior Secured Notes which was terminated in June 2004.

(C) For the nine months ended September 30, 2005, we recognized gains of $.8 million from sales of corporate assets.

(D) Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. We made estimates of the fair values of certain non-core equipment included in our corporate assets in order to determine recoverability of our carrying amounts based on the estimated residual value of the assets. During the first quarter of 2005 and the third quarter of 2004, based on these estimates, we recognized impairments of $75,000 and $300,000, respectively.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2005 and 2004

Note 15: Recently Issued and Other Significant Accounting Pronouncements In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 151, Inventory Costs, an amendment of APB No. 43, Chapter 4. The standard requires that abnormal amounts of idle capacity and spoilage costs should be excluded from the cost of inventory and expensed when incurred. The standard is effective for fiscal periods beginning after June 15, 2005. The adoption of this standard has the potential to create material impacts on our financial statements should we incur reductions in production similar to those discussed in Note 8 - Contingencies.

In December 2004, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets, an amendment of APB No. 29, Accounting for Nonmonetary Transactions. SFAS 153 requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect the adoption of this standard to have a material effect on our financial statements.

In December 2004, the FASB issued SFAS 123 (revised 2004), Share-Based Payment, which is a revision of SFAS 123, Accounting for Stock-Based Compensation. SFAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

As amended by the Securities and Exchange Commission, SFAS 123(R) must be adopted at the beginning of the next fiscal year that begins after June 15, 2005. We expect to adopt SFAS 123(R) on January 1, 2006. Our Board of Directors is considering a plan to accelerate the vesting schedule of both qualified and non-qualified stock options currently outstanding. At December 31, 2005 we currently estimate that there will be 45,000 shares that will not be fully vested with a remaining $90,000 of stock-based compensation expense. If the plan is executed, at December 31, 2005 all outstanding stock options will be fully vested and no cumulative effect of accounting change adjustment will be required on our financial statements when SFAS 123(R) is adopted.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46") "Consolidation of Variable Interest Entities." FIN 46 addresses the consolidation of variable interest entities which meet certain characteristics. In December 2003, the FASB revised FIN 46 that included changes to the effective dates depending on the characteristics of the variable interest entities and the date of involvement.

Prior to 2003, we, through our subsidiaries, entered into loan agreements where we loaned funds to the parent company of MultiClima, S.A. ("MultiClima") a French manufacturer of HVAC equipment, whose product line was compatible with our Climate Control Business. Under the loan agreements, one of our subsidiaries obtained the option ("Option") to exchange its rights

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2005 and 2004

under the loan agreements for 100% of the borrower's outstanding common stock. This subsidiary also obtained a security interest in the stock of MultiClima to secure its loans. Based on our assessment of the parent company and MultiClima in relation to FIN 46, as revised, we were required to consolidate this entity effective March 31, 2004. Prior to consolidating this entity, the outstanding notes receivable balance, net of reserve, was $2,558,000.

As a result of consolidating the consolidated assets and liabilities of the parent company of MultiClima, at March 31, 2004 we recorded a cumulative effect of accounting change of $536,000 which is included in the accompanying condensed consolidated statement of operations. The cumulative effect of the accounting change primarily relates to the elimination of embedded profit included in the cost of inventory which was purchased from MultiClima by certain of our subsidiaries.

For the three months ended June 30, 2004 the parent company of MultiClima had a consolidated net loss of $575,000 (after all material intercompany transactions were eliminated). Based on our assessment of the parent company and MultiClima's historical and forecasted liquidity and results of operations during 2004, we concluded that the outstanding notes receivable were not collectable. As a result, effective July 1, 2004 we forgave and canceled the loan agreements in exchange for extending the Option's expiration date from June 15, 2005 to June 15, 2008. We recognized a provision for loss of $1,447,000 for the three months ended September 30, 2004. As a result of the cancellation and the estimation of the value of this Option at zero, we no longer had a variable interest in this entity and were no longer required to consolidate this entity.

Note 16: Subsequent Event As discussed in Note 8 - Contingencies, in November 2005 our insurers agreed to pay an additional $450,000 relating to our property damage insurance claim and an initial $1,929,000 relating to our business interruption insurance claim. These recoveries will be recognized in the fourth quarter of 2005.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with our September 30, 2005 Condensed Consolidated Financial Statements.

Certain statements contained in this MD&A may be deemed forward-looking statements. See "Special Note Regarding Forward-Looking Statements".

This MD&A is presented as though we have restated our financial statements for the nine and three month periods ended September 30, 2004 pursuant to discussions contained in the Explanatory Introduction Note on page 3 of this Form 10-Q as follows:

  to disclose that we changed our method of accounting for certain heat pump products inventories from the LIFO method to the FIFO method in 2004 and to restate our condensed consolidated financial statements and disclosures to give effect to the change from the LIFO method to the FIFO method in accordance with Accounting Principles Board Opinion No. 20 ("APB No. 20").

  to reclassify other income from the sale of assets and other expense relating to the impairment of certain assets from non-operating to operating income.

Overview

General

We are a diversified holding company. Our wholly-owned subsidiary, ThermaClime, through its subsidiaries, owns substantially all of our core businesses consisting of the:

  Climate Control Business engaged in the manufacturing and selling of a broad range of air conditioning and heating products including water source heat pumps, geothermal heat pumps, hydronic fan coils, large custom air handlers and other products used in commercial and residential new building construction, renovation of existing buildings and replacement of existing systems.

  Chemical Business engaged in the manufacturing and selling of chemical products produced from three plants in Texas, Arkansas and Alabama for the industrial, mining and agricultural markets.

Climate Control Business

Most of the products of the Climate Control Business are produced to customer orders that are placed well in advance of required delivery dates. As a result, the Climate Control Business carries significant backlogs that eliminate the necessity to carry substantial inventories other than for firm customer orders. The backlog of confirmed orders in our Climate Control Business has increased to approximately $47.7 million as of October 31, 2005 as compared to a backlog of approximately $28.4 million at December 31, 2004. We anticipate shipping this backlog by the end of 2006.

The Climate Control Business has historically generated consistent annual profits and positive cash flows and continues to do so. The Climate Control Business' objectives include the continued emphasis on increasing the sales and operating margins of all products and to continue to develop new products.

In recent periods, the Climate Control Business' profitability was affected by operating losses of certain new product lines being developed over the past few years. In 2005, the emphasis has been to increase the sales levels of these operations above the breakeven point. Through the first nine months of 2005, the results have not improved significantly although we continue to see improvement in the long-term prospects for these new products.

Chemical Business

The Chemical Business has nitrogen production facilities in Baytown, Texas ("Baytown Facility"), El Dorado, Arkansas ("El Dorado Facility") and Cherokee, Alabama ("Cherokee Facility"). The El Dorado and Baytown Facilities produce nitrogen products from anhydrous ammonia that is delivered by pipeline. The Cherokee Facility produces nitrogen products from natural gas.

Anhydrous ammonia and natural gas are commodities, subject to significant price fluctuations, generally purchased at prices in effect at time of purchase. Due to the uncertainty of the sales prices of our products in relation to the cost of anhydrous ammonia and natural gas, we have developed some customers that purchase substantial quantities of products pursuant to sales agreements and/or formulas that provide for the pass through of raw material costs, variable costs, and certain fixed costs, plus in most cases, a profit margin. These pricing arrangements help mitigate the commodity risk inherent in natural gas and anhydrous ammonia. Certain of our customers who purchase products pursuant to these pricing arrangements from our Cherokee Facility have temporarily suspended their purchases due to the current high cost of natural gas.

Although anhydrous ammonia is produced from natural gas, the price does not necessarily follow the spot price of natural gas in the United States because much of the anhydrous ammonia consumed in our geographical area is produced off shore and delivered from the Gulf of Mexico by pipeline. Our cost is based upon formulas indexed to published industry prices, primarily tied to import prices.

The production from our Baytown Facility is sold pursuant to a long-term supply agreement that provides for the pass through of production costs including anhydrous ammonia. This facility continues to generate consistent operating profits.

The El Dorado Facility produces approximately 500,000 tons of product per year. Approximately 48% of the El Dorado Facility's products sold in the first nine months of 2005 were sold pursuant to pricing arrangements that transfer the cost of anhydrous ammonia to the customer. The balance of the products sold was at spot price in effect at time of shipment. The El Dorado Facility's year-to-date operating results for 2005 are significantly improved from the same period in 2004 despite the lost production of one of its four nitric acid plants during the first two quarters of 2005. The improvement in 2005 is primarily due to a more favorable balance between supply and demand for nitrogen products produced at the El Dorado Facility resulting in improved margins.

The Cherokee Facility which produces products from natural gas encountered a significant disruption in its operation in the third quarter of 2005, and continuing into the fourth quarter, as a result of the sudden and precipitate climb in the market price of natural gas. As a result of hurricane Katrina at the end of August, along with other causes, natural gas prices rose to a level during the third quarter of 2005 that caused certain of our products to become uneconomical to produce. The Cherokee Facility suspended production in September due to the disruption in delivery of natural gas by its natural gas pipeline which had declared force majeure. Although the pipeline is still undergoing repair, the Cherokee Facility is able to purchase interruptible natural gas and on October 24th announced that it had resumed production. The Cherokee Facility is currently producing at a turned down rate of approximately 65% o f normal capacity. The high natural gas costs and the loss of sales volume are having a significant negative effect on the facility's results of operations. However, we believe that the current market outlook justifies continuing production at the Cherokee Facility for the foreseeable future.

Our Baytown Facility was also closed from September 22, 2005 until October 3, 2005 as a precautionary measure due to hurricane Rita. This facility did not sustain any damage due to the hurricane and its net operating results were not significantly impacted.

Liquidity and Capital Resources

As a diversified holding company, cash requirements are primarily dependent upon credit agreements and our ability to obtain funds from our ThermaClime and non-ThermaClime subsidiaries.

Historically, ThermaClime's primary cash needs have been for working capital and capital expenditures. ThermaClime and its subsidiaries depend upon their Working Capital Revolver Loan, internally generated cash flows, and secured equipment financing in order to fund operations and pay obligations.

The Working Capital Revolver Loan and the Senior Secured Loan have financial covenants that are discussed below under "Loan Agreements - Terms and Conditions".

ThermaClime's ability to maintain an adequate amount of borrowing availability under its Working Capital Revolver Loan depends on its ability to comply with the terms and conditions of its loan agreements and its ability to generate cash flow from operations. ThermaClime is restricted under its credit agreements as to the funds it may transfer to LSB and its non-ThermaClime affiliates and certain ThermaClime subsidiaries. This limitation does not prohibit payment to LSB of amounts due under a Services Agreement, Management Agreement and a Tax Sharing Agreement. As of September 30, 2005 ThermaClime had availability for additional borrowing under its Working Capital Revolver Loan of $11.4 million.

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

Our primary efforts to improve the results of the Chemical Business include sales efforts to increase the non-seasonal sales volumes of the Cherokee and El Dorado Facilities with an emphasis on customers that will accept the commodity risk inherent with natural gas and anhydrous ammonia.

Beginning in October 2004 and continuing into June 2005, the Chemical Business' results were adversely affected as a result of the loss of production due to a mechanical failure of one of the four nitric acid plants at the El Dorado Facility. The plant was restored to normal production in June 2005. We filed a property damage insurance claim for $4.5 million, net of a $1 million deductible. As of September 30, 2005 we recognized insurance recoveries of $2.3 million under our replacement cost insurance policy relating to this property damage claim. The effect of this property insurance recovery to the accompanying statements of income was $1 million and $.6 million for the nine and three-month periods ended September 30, 2005, which is included in other income. An additional property insurance payment of $450,000 was agreed to by our insurers in November 2005 which will be recognized in the fourth quarter of 2005. The insurers are contest in g the remaining claim. Additional recoveries upon final resolution will be recognized when agreed.

In addition, our business interruption insurance policy contains a forty-five day waiting period before covering losses resulting from business interruptions. We have filed a claim for recovery of the business interruption losses related to this incident. The claim is for $5.3 million, net of the forty-five day waiting period. In November 2005, the insurers acknowledged approximately $1.9 million which will be recognized in the fourth quarter of 2005. We have previously reported that the negative impact on earnings resulting from the lost production was approximately $1.5 million in the second quarter 2005 and approximately $1.5 to $2 million in the first quarter of 2005. Additional recoveries related to this business interruption will be recognized when agreed.

Capital Expenditures

Our Chemical Business has historically required significant investment to fund capital expenditures, while our Climate Control Business has been much less capital intensive. We believe we have committed capital expenditures for the remainder of 2005 of approximately $3 million related to our Climate Control Business and approximately $1.3 million related to our Chemical Business. The $4.3 million includes $4.1 million relating to operations, and $.2 million for environmental compliance. These expenditures will be financed through internally generated cash flow and secured asset financing.

Other capital expenditures are believed to be discretionary and are dependent upon an adequate amount of liquidity and/or obtaining acceptable funding. We have carefully managed those expenditures to projects necessary to execute our business plans and those for environmental and safety compliance.

We currently expect to incur capital expenditures of approximately $3 to $4 million through June 2007 to construct a new water treatment collection and discharge facility at the El Dorado

Facility. In addition, our pro-rata portion of engineering and construction costs for the City of El Dorado to build a pipeline for the discharged water is approximately $2 million. Certain additional capital expenditures will be required at the El Dorado Facility to bring the sulfuric acid plant's air emissions to lower limits. The ultimate cost is believed to be between $1.5 and $3 million through February 2010.

Dividends

Due to previous operating losses and limited borrowing ability under credit facilities, we discontinued payment of cash dividends on our outstanding capital stock for periods subsequent to January 1, 1999. Although dividends on all of our outstanding series of preferred stock are payable if and when declared by the Board of Directors, the terms of each outstanding series of preferred stock provide that dividends are cumulative, except for the redeemable, non-cumulative, convertible preferred stock. As of September 30, 2005 there is approximately $13.9 million of accrued and unpaid dividends on our outstanding preferred stocks. We do not anticipate paying dividends on our stock for the foreseeable future.

Summary

Cash flow and liquidity will continue to be managed very carefully. We believe, based upon current forecasts, that we will have adequate cash in 2005 from internal cash flows and financing sources to enable us to satisfy our cash requirements as they become due in 2005 and our lease payment of $5.8 million due in January 2006 in connection with our lease of our Baytown Facility. Due to the volatility of the cost for major raw materials, we have historically experienced revisions to financial forecasts on a frequent basis during the course of a year. As a result, actual results may be significantly different than our forecast, which could have a material impact on our liquidity and future operating results. In addition, during 2006 and 2007, we have certain obligations becoming due, including, but not limited to, approximately $13 million of ThermaClime's 10-3/4 % Senior Unsecured Notes due in 2007. We are currently exploring alternatives for raising additional long-term liquidity to assist us in funding for these obligations and/or for general working capital purposes.

Loan Agreements - Terms and Conditions

Working Capital Revolver Loan - ThermaClime finances its working capital requirements through borrowings under a Working Capital Revolver Loan. Under the Working Capital Revolver Loan, ThermaClime and its subsidiaries may borrow on a revolving basis up to $50 million based on specific percentages of eligible accounts receivable and inventories. Effective February 28, 2005 the Working Capital Revolver Loan was amended which, among other things, extended the maturity date to April 2009 and removed language considered as a subjective acceleration provision. As of September 30, 2005 borrowings outstanding were $36.4 million and the net credit available for additional borrowings was $11.4 million. The Working Capital Revolver Loan requires that ThermaClime and its Climate Control Business meet certain financial covenants and minimum EBITDA amounts. The EBITDA requirements are measured quarterly on a trailing twelve-month basis. ThermaClime and its Climate Control Business were in compliance with the required minimum EBITDA amounts for the twelve-month period ended September 30, 2005. The trailing twelve-month EBITDA requirements for the remainder of 2005 is $16 million for ThermaClime and $10 million for the Climate Control Business. The EBITDA requirements were set at amounts based upon our forecasts which are presently considered by management to be achievable. See discussion under "Liquidity and Capital Resources - Summary" as to the historical viability of our forecasts.

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

The Senior Secured Loan accrues interest at the applicable LIBOR rate, as defined, plus an applicable LIBOR margin, as defined or, at the election of the Borrowers, the alternative base rate, as defined, plus an applicable base rate margin, as defined, with the annual interest rate not to exceed 11% or 11.5% depending on the leverage ratio. At September 30, 2005 the annual interest rate was 11.5%.

The Borrowers are subject to numerous affirmative and negative covenants under the Senior Secured Loan agreement including, but not limited to, limitation on the incurrence of certain additional indebtedness and liens, limitations on mergers, acquisitions, dissolution and sale of assets, and limitations on declaration of dividends and distributions to us, all with certain exceptions. The Borrowers are also subject to a minimum fixed charge coverage ratio, measured quarterly on a trailing twelve-month basis. The Borrowers were in compliance with the required minimum ratio for the twelve-month period ended September 30, 2005. The maturity date of the Senior Secured Loan can be accelerated by the Lender upon the occurrence of a continuing event of default, as defined.

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

Critical Accounting Policies and Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses and disclosures of contingencies. In addition to those critical accounting policies discussed in our Annual Report on Form 10-K for the year ended December 31, 2004, (see "Explanatory Introduction Note" on page 3 of this Form 10-Q), during the nine months ended September 30, 2005 significant areas of financial reporting impacted by management's judgment, estimates and assumptions were the following:

  the timing of the recognition of the property and business interruption insurance claims which are discussed above under "Liquidity and Capital Resources" and in Note 8 of Notes to Condensed Consolidated Financial Statements,
  the recognition of death benefit obligations as the result of the untimely death of one of our executives in January 2005 and the change in accounting estimate for Jack E. Golsen's, our chief executive officer, remaining service period for us (also see discussion in Notes 3 and 5 of Notes to Condensed Consolidated Financial Statements) and
  the change in accounting estimate for soil remediation costs as discussed in "Results of Operations" and Notes 3 and 8 of Notes to Condensed Consolidated Financial Statements.

During the first quarter of 2004, we changed our method of accounting for certain heat pump products from the LIFO method to the FIFO method. As a result, we restated our condensed consolidated financial statements in accordance to APB No. 20 as discussed under "Explanatory Introduction Note" on page 3 of this Form 10-Q.

RESULTS OF OPERATIONS

The following Results of Operations should be read in conjunction with the "Explanatory Introduction Note" on page 3 of this Form 10-Q, our September 30, 2005 Condensed Consolidated Financial Statements and accompanying notes and the discussions above under "Overview."

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Net Sales

Our Climate Control Business' net sales for the first nine months of 2005 were $117 million compared to $107.6 million for the same period in 2004, an 8.7% increase. Net sales of our heat pump products increased $8.3 million, or 15.5%, primarily as a result of a 10% increase in the number of units sold due to stronger customer demand, a 3% increase in overall average unit sales prices due to the increase in our raw material costs as discussed below, and change in product mix. Net sales of our hydronic fan coils increased $2.6 million, or 6.9%, primarily due to a 6% increase in overall average unit sales prices due to the increase in our raw material costs as well as an increase in unit volume related to an improved rate of customer orders. Net sales of our other HVAC products decreased $1.5 million. For 2004, net sales of other HVAC products includes $3.8 million as a result of consolidating MultiClima's operating results in the second quarter of 2004 as required under FIN 46. Effective July 1, 2004, we were no longer required to consolidate MultiClima's operating results (also see Note 15 of Notes to Condensed Consolidated Financial Statements). Excluding the effect of MultiClima, sales of other HVAC products increased $2.3 million which includes an increase in sales of $1.3 million relating to our modular chiller systems and $.5 million relating to a new product line as a result o f improved customer order intake and $.5 million relating to a construction project which began in February 2005.

Our Chemical Business' net sales for the nine months ended September 30, 2005 were $179.7 million compared to $167.7 million for the same period in 2004 or a 7.1% increase. This overall increase of $12 million reflects, in part, higher sales prices resulting from the increased cost of a raw material feedstocks (anhydrous ammonia and natural gas) as discussed below. Sales prices increased overall by 11% but volume of tons sold decreased 5%. The decrease in volume includes a decrease of 6% at the El Dorado Facility due primarily to the lost production as a result of the mechanical failure discussed above in "Liquidity and Capital Resources" and the suspension of production at the Cherokee Facility during September as discussed above under "Overview-Chemical Business." The volume of tons sold at the Baytown Facility were down 11% due to lower demand for nitric acid. The increase in net sales includes an in crease of $7.2 million relating to our agricultural products, an increase of $5.1 million relating to our mining products, offset, in part, by a decrease of $.3 million relating to our industrial acid and other chemical products.

Net sales classified as "Other" consists of sales of industrial machinery and related components. Net sales for the nine-month period ended September 30, 2005 were $4.7 million compared to $4.5 million for the same period in 2004 or an increase of $.2 million.

Gross Profit

Gross profit by industry segment represents net sales less cost of sales.

Our Climate Control Business' gross profit was $35.2 million or 30.1% as a percentage of net sales for the first nine months of 2005 compared to $33.7 million or 31.3% for the same period in 2004. The net increase in gross profit of $1.5 million resulted primarily by the increase in sales of our heat pump and hydronic fan coil products as discussed above. This increase in gross profit was partially offset by a change in product/customer mix and our inability to fully pass on to our customers the increases in raw material costs of steel and copper, estimated to be 6% and 24%, respectively, through nine months. There were improvements in the cost of certain steel products through the third quarter of 2005, however, this was prior to hurricanes Katrina and Rita. The impact of these hurricanes on our raw material costs and availability for the fourth quarter is currently unknown. In addition, a decrease of $.8 million relates t o MultiClima in the second quarter of 2004 as discussed above.

Our Chemical Business' gross profit was $13.2 million or 7.4 % as a percentage of net sales for the nine months ended September 30, 2005 compared to $7 million or 4.2% for the same period in 2004. The net increase in gross profit of $6.2 million is due primarily to improved margins on certain agricultural and industrial acid products and the recovery in 2005 of $1 million of production catalyst (precious metals) used in our manufacturing processes. This increase was offset, in part, by the negative impact of the lost production at the El Dorado Facility as a result of the mechanical failure discussed above in "Liquidity and Capital Resources", our inability to fully pass on to our customers the 30% increase in costs of anhydrous ammonia during the spring planting season (March through June) incurred by the El Dorado Facility, the 25% increase in costs of natural gas sustained by our Cherokee Facility and the suspension of production in September at the Cherokee Facility as discussed above under "Overview-Chemical Business". In addition in 2004, net settlements of $.9 million (which increased gross profit) were reached with insurance carriers relating to a vendor's faulty repair work to a chemical plant boiler.

Gross profit classified as "Other" (see discussion above) was $1.6 million or 34.2% as a percentage of net sales for the nine-month period ended September 30, 2005 compared to $1.4 million or 31.1% for the same period in 2004 or an increase of $.2 million.

Operating Income (Loss)

Our chief operating decision makers use operating income (loss) by industry segment for purposes of making decisions which include resource allocations and performance evaluations. Operating income (loss) by industry segment represents gross profit by industry segment less selling, general and administrative expenses ("SG&A") incurred by each industry segment plus other income and other expense earned/incurred by each industry segment before general corporate expenses and other business operations, net. General corporate expenses and other business operations, net consist of unallocated portions of gross profit, SG&A, other income and other expense.

Operating Income - Climate Control: Our Climate Control Business' operating income was $10.3 million for the first nine months of 2005 compared to $10.6 million for the same period of 2004. The net decrease in operating income of $.3 million resulted primarily by increased professional fees of $1 million primarily relating to arbitrations between one of our subsidiaries, Trison, and a customer (also see discussions in Note 8 of Notes to Condensed Consolidated Financial Statements), increased personnel costs of $.8 million due primarily to increased group health insurance costs, increased shipping costs of $.7 million as a result of increased sales volume and rising fuel costs and increased commissions of $.4 million due to increased sales volume. This decrease in operating income was partially offset by the decrease in selling, general and administrative expenses of $1.4 million relating to MultiClima in the second quarter of 2004 and the net increase in gross profi t of $1.5 million as discussed above.

Operating Income (Loss) - Chemical: Our Chemical Business' operating income was $6.9 million for the nine months ended September 30, 2005 compared to an operating loss of $.3 million for the same period in 2004. The net increase in operating income of $7.2 million included the net increase in gross profit of $6.2 million as discussed above and gains of $1.2 million from replacement cost property insurance recoveries which includes the $1 million as discussed above under "Liquidity and Capital Resources."

General Corporate Expense and Other Business Operations, Net: Our general corporate expense and other business operations, net were $4.9 million for the nine-month period ended September 30, 2005 compared to $6.2 million for the same period of 2004. The net decrease of $1.3 million relates primarily to professional fees of $1 million incurred during the second quarter of 2004 relating to a proposed unregistered offering of Senior Secured Notes which was terminated and gains of $.8 million in 2005 from the sales of corporate assets. This decrease was partially offset by an increase in personnel costs of $.9 million which includes the recognition of death benefit obligations, an increase in group health insurance costs and net premium costs associated with key individual life insurance policies including policies associated with a death benefit agreement entered into with our CEO during the second quarter of 2005 (also see discussion above under "Critical Accounting Policies").

Interest Expense

Interest expense was $8.6 million for the first nine months of 2005 compared to $4.7 million for the same period in 2004. The increase of $3.9 million relates primarily to interest expense incurred on the $50 million term loan that was completed in September 2004 as discussed under "Loan Agreements - Terms and Conditions." A portion of the proceeds of the Senior Secured Loan was used to repay the outstanding balance under a former financing agreement ("Financing Agreement"). There was no interest expense recognition on the Financing Agreement indebtedness from May 2002 through September 2004 since that transaction was accounted for as a voluntary debt restructuring in 2002.

Provision for Loss on Notes Receivable

Based on our assessment of the liquidity and results of operations of MultiClima and its parent company, we concluded that the outstanding notes receivable were not recoverable. As a result, effective July 1, 2004 we forgave and canceled the loan agreements in exchange for extending the Option's expiration date from June 15, 2005 to June 15, 2008 with an estimated value of zero. We recognized a provision for loss of $1.4 million for the nine and three months ended September 30, 2004.

Gain on Extinguishment of Debt

As the result of the repayment in September 2004 of the Financing Agreement prior to the maturity date of June 30, 2005, we recognized the remaining unearned interest of $4.4 million as a gain on extinguishment of debt (also see Note 7 of Notes to Condensed Consolidated Financial Statements).

Non-Operating Other Income, net

Our non-operating other income, net was $1.5 million for the nine months ended September 30, 2005 compared to $2.4 million for the same period in 2004, a decrease of $.9 million. In 2005, we received proceeds from key individual life insurance policies in excess of benefit obligations of $1.2 million. In 2004, we recognized gains of $2.1 million from the sales of certain current assets (primarily precious metals) acquired in 2003 by a non-ThermaClime subsidiary.

Loss from Discontinued Operations

In December 2002, in connection with the sale of substantially all of the operating assets of Slurry and UTeC which was accounted for as discontinued operations, UTeC leased the Hallowell Facility to the buyer under a triple net long-term lease agreement. However, Slurry retained the obligation to be responsible for, and perform the activities under, the Slurry Consent Order. In addition, certain of our subsidiaries agreed to indemnify the buyer of such assets for these environmental matters. Slurry placed prior owners (Chevron/Texaco) of the Hallowell Facility on notice of their responsibility for contribution towards the costs to investigate and remediate this site. Representatives of a prior owner agreed to pay one-half of the costs of the investigation and remediation on an interim, non-binding basis.

During October 2005, representatives of Slurry and a prior owner met with the KDHE and proposed to remove the bulk of contaminated soil at the Hallowell site, which was orally agreed to by the KDHE subject to approval of a written work plan submitted to the KDHE. As a result of these meetings, a provision of $.5 million was recorded for our share of these costs for the nine-month period ended September 30, 2005. There are no income tax benefits related to these expenses.

Cumulative Effect of Accounting Change

Effective March 31, 2004 we included in our condensed consolidated balance sheet the consolidated assets and liabilities of the parent company of MultiClima as required under FIN 46 (also see Note 15 of Notes to Condensed Consolidated Financial Statements). As a result, we recorded a cumulative effect of accounting change of $.5 million primarily relating to the elimination of embedded profit included in the cost of inventory which was purchased from MultiClima by certain of our subsidiaries.

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Net Sales

Our Climate Control Business' net sales for the third quarter of 2005 were $41.5 million compared to $37.6 million for the same period in 2004, a 10.3% increase. Net sales of our hydronic fan coils increased $1.5 million, or 10.2%, due to an increase in overall average unit sales prices due to the increase in our raw material costs as previously discussed and an increase in sales volume as a result of an improved rate of customer orders. Net sales of our heat pump products increased $1.4 million, or 6.9%, as a result of a 7% increase in the number of units sold due to stronger customer demand. Net sales of our other HVAC products increased $1 million which includes an increase in sales of $.8 million relating to a construction project which began in February 2005 and an increase of $.4 million relating to our modular chiller systems as a result of improved customer order intake.

Our Chemical Business' net sales for the three months ended September 30, 2005 were $62.2 million compared to $52.9 million for the same period in 2004 or a 17.4% increase. This overall increase of $9.3 million reflects higher sales prices resulting from the increased cost of a raw material feedstock (natural gas) as discussed below. Sales prices increased overall by 20% but volume of tons sold decreased 3%. Volume of tons sold from the Baytown Facility was down

16% due to lower demand for nitric acid and the suspension of production as a precautionary action for Hurricane Rita and was down 4% from the Cherokee Facility as the result of suspended production as discussed above under "Overview - Chemical Business". This volume decrease was partially offset by the 13% increase from the El Dorado Facility reflecting the return to production of a nitric acid plant as discussed above under "Liquidity and Capital Resources" and overall stronger demand compared to the same period in 2004. The increase in net sales includes an increase of $4.5 million relating to our mining products, an increase of $3.8 million relating to our agricultural products, and an increase of $1 million relating to our industrial acid and other chemical products.

Net sales classified as "Other" (see discussion above) for the three-month period ended September 30, 2005 were $1.5 million compared to $1.7 million for the same period in 2004 or a decrease of $.2 million.

Gross Profit

Gross profit by industry segment represents net sales less cost of sales.

Our Climate Control Business' gross profit was $13.2 million or 31.8% as a percentage of net sales for the third quarter of 2005 compared to $11.8 million or 31.3% for the same period in 2004. The net increase in gross profit of $1.4 million resulted primarily by the increase in sales of our hydronic fan coils as discussed above. This increase was offset, in part, by our inability to fully pass on to our customers increases in raw material costs of steel and copper as discussed previously.

Our Chemical Business' gross profit was $4 million or 6.4% as a percentage of net sales for the three months ended September 30, 2005 compared to $2.3 million or 4.3% for the same period in 2004. The net increase in gross profit of $1.7 million is due primarily to improved margins on certain agricultural and industrial acid products produced at our El Dorado Facility. This increase was offset, in part, by our inability to fully pass on to our customers the 56% increase in costs of natural gas at the Cherokee Facility as discussed above under "Overview - Chemical Business".

Gross profit classified as "Other" (see discussion above) was $.5 million or 35.2% as a percentage of net sales for the three-month period ended September 30, 2005 compared to $.6 million or 35.8% for the same period in 2004 or a decrease of $.1 million.

Operating Income (Loss)

See discussion above for definition of operating income (loss) by industry segment.

Operating Income - Climate Control: Our Climate Control Business' operating income was $4.3 million for the three months ended September 30, 2005 compared to $4.1 million for the same period of 2004. The net increase in operating income of $.2 million resulted primarily by the net increase in gross profit of $1.4 million discussed above. This increase was offset, in part, by the increased professional fees of $.6 million primarily relating to arbitrations between one of our subsidiaries and a customer as previously discussed, increased personnel costs of $.3 million due primarily to increased group health insurance costs and increased shipping costs of $.3 million as a result of increased sales volume and rising fuel costs.

Operating Income (Loss) - Chemical: Our Chemical Business' operating income was $2.5 million for the third quarter of 2005 compared to an operating loss of $.1 million for the same period in 2004. The net increase in operating income of $2.6 million resulted primarily by the net increase in gross profit of $1.7 million discussed above and a gain of $.6 million from property insurance claims as previously discussed.

General Corporate Expense and Other Business Operations, Net: Our general corporate expense and other business operations, net were $2 million for the three-month period ended September 30, 2005 compared to $2.2 million for the same period of 2004. The net decrease of $.2 million resulted primarily by a provision for impairment of $.3 million on certain non-core equipment included in our corporate assets in 2004 offset, in part, by an increase in personnel costs of $.2 million which includes the recognition of death benefit obligations as discussed above.

Interest Expense

Interest expense was $2.8 million for the three months ended September 30, 2005 compared to $1.7 million for the same period in 2004. The increase of $1.1 million relates primarily to interest expense incurred on the $50 million term loan that was completed in September 2004 as discussed under "Loan Agreements - Terms and Conditions." A portion of the proceeds of the Senior Secured Loan was used to repay the outstanding balance under a former financing agreement ("Financing Agreement"). There was no interest expense recognition on the Financing Agreement indebtedness from May 2002 through September 2004 since that transaction was accounted for as a voluntary debt restructuring in 2002.

Provision for Loss on Notes Receivable

Based on our assessment of the liquidity and results of operations of MultiClima and its parent company, we concluded that the outstanding notes receivable were not recoverable. As a result, effective July 1, 2004 we forgave and canceled the loan agreements in exchange for extending the Option's expiration date from June 15, 2005 to June 15, 2008 with an estimated value of zero. We recognized a provision for loss of $1.4 million for the three months ended September 30, 2004.

Gain on Extinguishment of Debt

As the result of the repayment in September 2004 of the Financing Agreement prior to the maturity date of June 30, 2005, we recognized the remaining unearned interest of $4.4 million as a gain on extinguishment of debt (also see Note 7 of Notes to Condensed Consolidated Financial Statements).

Loss from Discontinued Operations

As previously discussed above, a provision of $.5 million was recorded for our share of soil remediation costs for the three-month period ended September 30, 2005. 9;

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

Cash provided by continuing operations from net income plus depreciation and amortization less other non-cash adjustments was $12.4 million for the nine-month period ended September 30, 2005.

Cash used by continuing operations included $13.3 million as the result of an increase in accounts receivable and inventories and a decrease in customer deposits and accounts payable partially offset by a change in deferred rent expense, an increase in other accrued liabilities and a decrease in prepaid insurance.

Net cash used by continuing operating activities was $.9 million.

The increase in accounts receivable resulted, in part, from:

  increased sales of our chemical products in the third quarter of 2005 compared to the fourth quarter of 2004 as a result of higher sales prices and increased sales volume since one of our nitric acid plants, which was shut down in October 2004, was restored to normal production in June 2005 as discussed under "Liquidity and Capital Resources" and increased sales of our Climate Control products in the third quarter of 2005 compared to the fourth quarter of 2004 as a result of higher sales volume.

The increase in accounts receivable was partially offset from proceeds received from certain insurance claims outstanding at December 31, 2004.

The increase in inventories relates primarily to:

  our chemical products at the El Dorado Facility as a result of one of our nitric acid plants being restored to normal production as discussed above and industrial machinery in anticipation of higher demand in the fourth quarter of 2005.

This increase in inventories was partially offset by a reduction of heat pump products on hand as a result of the increase in sales volume.

The decrease in customer deposits relates to the realization of former prepaid sales of our agricultural products for the 2005 spring planting season in the Chemical Business offset, in part, by an increase of customer deposits relating to the 2005 fall planting season.

The decrease in accounts payable relates primarily to:

  installment payments made on our insurance premiums and
  payments made on outstanding payables at December 31, 2004 relating to the costs incurred as a result of a mechanical failure at one of our nitric acid plants as discussed above.

-55

The change in deferred rent expense is due to the rent expense recognized on a straight-line basis exceeding the scheduled lease payments for the first nine months of 2005.

The increase in other accrued and noncurrent liabilities includes:

  an increase in accrued plant turnaround costs in our Chemical Business, an increase in accrued death benefit obligations as discussed above under "Critical Accounting Policies" and in Note 5 of Notes to Condensed Consolidated Financial Statements,
  an increase in accrued payroll-related expenses because a majority of the payroll period ended on December 31, 2004 and an increase in accrued warranty costs as a result of the increased sales in the Climate Control Business.

The decrease in prepaid insurance resulted from the recognition of related insurance expense for the nine months ended September 30, 2005.

Cash Flow from Investing Activities

Net cash used by investing activities for the nine months ended September 30, 2005 included $11.3 million for capital expenditures of which $9.2 million is for the benefit of our Chemical Business. A portion of these expenditures relating to the Chemical Business are the result of the mechanical failure of the acid plant discussed above under "Liquidity and Capital Resources."

Cash provided by investing activities included $2.4 million of proceeds from property insurance recoveries and $1.3 million of proceeds from sales of property and equipment (primarily corporate assets).

Cash Flow from Financing Activities

Net cash provided by financing activities primarily consisted of a net increase in the Working Capital Revolver Loan of $8.8 million and long-term borrowings of $1.8 million partially offset by payments on long-term debt of $2.3 million and the purchase of 10,000 shares of our Series 2 Preferred for $451,000.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

Aggregate Contractual Obligations

In the operation of our businesses, we enter into contracts, leases and borrowing arrangements. In connection with a series of agreements with Bayer Corporation ("Bayer"), under which we are to supply nitric acid with a provision for pass through of production costs subject to certain performance obligations on our part, a subsidiary of ThermaClime entered into a 10 year lease in June 1999 that requires minimum future net lease rentals of approximately $33.9 million at September 30, 2005. The lease payments are includable costs in these agreements. These lease rentals are made monthly over the term of the agreements, typically with one annual payment representing a majority of the amount due for the year. The next annual lease payment of approximately $5.8 million due in January 2006, has been considered in evaluating our liquidity.

As discussed in our Annual Report on Form 10-K for the year ended December 31, 2004 (See "Explanatory Introduction Note" on page 3 of this Form 10-Q), we had certain contractual obligations at December 31, 2004, with various maturity dates, related to the following:

  long-term debt,
  interest payments on long-term debt,
  capital expenditures,
  operating leases,
  exchange-traded futures contracts,
  purchase obligations and
  other long-term liabilities.

As discussed under "Cash Flow from Financing Activities" of this MD&A during the first nine months of 2005, we had a net increase in borrowings under the Working Capital Revolver Loan of $8.8 million and other long-term borrowings of $1.8 million.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

General

Our results of operations and operating cash flows are impacted by changes in market interest rates and changes in market prices of copper, steel, anhydrous ammonia and natural gas.

Forward Sales Commitments Risk

Periodically our Chemical Business enters into forward sales commitments of chemical products for deliveries in future periods. As a result, we could be exposed to embedded losses should our product costs exceed the firm sales prices. To minimize this risk, our Chemical Business enters into exchange-traded futures for natural gas as discussed below. At September 30, 2005 our sales commitments with firm sales prices were for 4,200 tons of HDAN through December 2005.

Commodity Price Risk

Our Climate Control Business buys substantial quantities of copper and steel for use in manufacturing processes and our Chemical Business buys substantial quantities of anhydrous ammonia and natural gas as feedstocks generally at market prices. Periodically, our Climate Control Business enters into exchange-traded futures for copper and our Chemical Business enters into exchange-traded futures for natural gas, which contracts are generally accounted for on a mark-to-market basis. At September 30, 2005 our purchase commitments under these contracts were for 750,000 pounds of copper through May 2006 at a weighted average cost of $1.25 per pound ($939,000) and a weighted average market value of $1.66 per pound ($1,245,000).

Interest Rate Risk

Our interest rate risk exposure results from our debt portfolio which is impacted by short-term rates, primarily index-based borrowings from commercial banks, and long-term rates, primarily fixed-rate notes, some of which prohibit prepayment or require substantial prepayment penalties.

Reference is made to our Form 10-K for the year ended December 31, 2004, for an expanded analysis of expected maturities of long-term debt and its weighted average interest rates. (See "Explanatory Introduction Note" on page 3 of this Form 10-Q).

We purchased two interest rate cap contracts for a cost of $590,000 in March 2005 to help minimize our interest rate risk exposure relating to the Working Capital Revolver Loan. These contracts set a maximum three-month LIBOR base rate of 4.59% on $30 million. These contracts mature on March 29, 2009. These contracts are free-standing derivatives and are accounted for on a mark-to-market basis in accordance with SFAS No.133. At September 30, 2005 the market value of these contracts was $393,000.

As of September 30, 2005 our variable rate and fixed rate debt, which aggregated $114.7 million exceeded the debt's estimated fair market value by approximately $6.9 million ($6.1 million at December 31, 2004).

Item 4. Controls and Procedures

Controls and Procedures

As noted on the cover of this Form 10-Q, we are not an "accelerated filer". Due to the definitions, certain areas contained within the disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), overlap with the definition of internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act).

In response to comments raised by the staff of the SEC concerning the lack of disclosure relating to our change from the LIFO method of accounting to the FIFO method for inventory of heat pump products within our Climate Control segment, our management agreed with the SEC to disclose the change and restate our 2004 audited financial statements and prior years in accordance with APB No. 20. In connection with the restatement, under the direction of our CEO and CFO, and the benefit of hind sight, we re-evaluated our disclosure controls and procedures that were in effect as of December 31, 2004, March 31, 2005, June 30, 2005 and September 30, 2005 and identified the following material weakness:

  incorrectly assessing the materiality of the change from the LIFO method to the FIFO method of accounting relative to net income resulting in the decision at the time of the change not to disclose and not to restate the prior years' financial statements.

Solely as a result of this material weakness, we have concluded that our disclosure controls and procedures were not effective as of December 31, 2004, March 31, 2005, June 30,

2005 and September 30, 2005. Our management has discussed our disclosure controls and procedures with our Audit Committee and our independent auditors. We are in the process of correcting the above described material weakness.

In October 2005, we began to formalize a Disclosure Committee. The committee was formed, a chairman was appointed and an outline of tasks was adopted that includes the development of a charter and formal policies and procedures. The committee will report to our CFO and will include the following:

  Senior Vice President - Corporate Controller
  Vice President - General Counsel
  Vice President - Financial Services
  Vice President - Controller - Climate Control Business
  Vice President - Controller - Chemical Business
  Manager - Financial Reporting
  Director - Internal Audit

The committee will involve, when and as needed, the top executives responsible for the Company's two core businesses. The Disclosure Committee, in addition to maintaining the existing oversight activities, will examine and re-evaluate the Company's policies, procedures and criteria for determining materiality of items relative to operating and net income and the financial statements taken as a whole.

We anticipate that we will have corrected this material weakness by December 31, 2005. During the quarter ended September 30, 2005, there were no significant changes to our internal controls over financial reporting. However, subsequent to September 30, 2005, we took certain steps to correct the material weakness as described above.

SPECIAL NOTE REGARDING
FORWARD-LOOKING STATEMENTS

Certain statements contained within this report may be deemed "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements in this report other than statements of historical fact are Forward-Looking Statements that are subject to known and unknown risks, uncertainties and other factors which could cause actual results and performance of the Company to differ materially from such statements. The words "believe", "expect", "anticipate", "intend", "will", and similar expressions identify Forward-Looking Statements. Forward-Looking Statements contained herein relate to, among other things, the agricultural products are the only seasonal products,

as it relates to the Chemical Business, our efforts include increasing non-seasonal sales volumes of the Alabama and Arkansas plants with an emphasis on customers that will accept the commodity risk inherent with natural gas and anhydrous ammonia, the current outlook justifies continuing production at the Cherokee Facility for the foreseeable future, the anticipated consent order for Slurry will not have a material adverse effect on the Company,

the amount of committed capital expenditures related to our Climate Control and Chemical Businesses and that these expenditures will be financed through internally generated cash flow and secured asset financing, amounts to be spent relating to compliance with federal, state and local environmental laws at the El Dorado Facility including matters relating to the sulfuric acid plant, liquidity and availability of funds,
not paying dividends on our stock for the foreseeable future, anticipated financial performance,
adequate cash in 2005 from internal cash flows and financing sources to meet our presently anticipated working capital requirements, adequate resources to meet our obligations as they come due, ability to make planned capital improvements,
amount of and ability to obtain financing for the Discharge Water disposal project,
EDC's ability to comply with the terms of the Discharge Water permit,
ThermaClime's forecasts for 2005 for ThermaClime's operating results meeting all required covenant tests for the year ending in 2005, shipment of all of the Climate Control Business' October 31, 2005 backlog by the end of 2006,
ThermaClime's actions and the result of those actions if it fails to meet debt covenants and the lender declares an event of default, maintain compliance with all loan covenants,
the amount of additional expenditures relating to the AirCAO, the good likelihood that Cherokee will recover monies from Dynegy over and above any monies which may be recovered by the plaintiff or owed to Dynegy, property and business interruption claim amounts being recognized or agreed to by our insurer and impacting our financial statements in the near term, the impact on our liquidity and future operating results if actual results are significantly different than our forecast,

the improvement in the long-term prospects for certain new product lines in the Climate Control Business and the Climate Control Business' objectives include the continued emphasis on increasing the sales and operating margins of existing products and on new product development.

While we believe the expectations reflected in such Forward-Looking Statements are reasonable, we can give no assurance such expectations will prove to have been correct. There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to, decline in general economic conditions, both domestic and foreign, material reduction in revenues,
material increase in interest rates,
ability to collect in a timely manner a material amount of receivables, increased competitive pressures,
changes in federal, state and local laws and regulations, especially environmental regulations, or in interpretation of such, pending, additional releases (particularly air emissions) into the environment, material increases in equipment, maintenance, operating or labor costs not presently anticipated by us, the requirement to use internally generated funds for purposes not presently anticipated, the inability to secure additional financing for planned capital expenditures, the cost for the purchase of anhydrous ammonia and natural gas, changes in competition,
the loss of any significant customer,
changes in operating strategy or development plans,
inability to fund the working capital and expansion of our businesses, adverse results in any of our pending litigation,
possible negative effects as to the restatement discussed in the "Explanatory Introduction Note", customers of the Climate Control Business canceling orders constituting it's October 31, 2005 backlog, inability to obtain necessary raw materials and
other factors described in "Management's Discussion and Analysis of Financial Condition and Results of Operation" contained in this report.

Given these uncertainties, all parties are cautioned not to place undue reliance on such Forward-Looking Statements. We disclaim any obligation to update any such factors or to publicly announce the results of any revisions to any of the Forward-Looking Statements contained herein to reflect future events or developments.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

There are no material legal proceedings pending against the Company and/or its subsidiaries not previously reported in Item 3 of the Company's 10-K for year ended December 31, 2004 and in Item 1 of Part II of the Company's 10-Q for the quarter ended March 31, 2005 and 10-Q for the quarter ended June 30, 2005, except the following matters have been initiated, resolved or settled during the third quarter of 2005:

The Company and one of our subsidiaries within the Climate Control Business, ClimaCool Corp., have been sued, together with two unrelated companies, in the United States District Court for the Northern District of Illinois, Eastern Division, in a case styled Multistack LLC v. ClimaCool Corp., et al., alleging that we, ClimaCool and others infringed on a patent in connection with certain modular air chillers that ClimaCool purchased from a French air conditioning company for resale in the United States. The parties have orally agreed to settle this matter and have agreed, subject to finalization of definitive agreements, to mutually dismiss all claims, without prejudice, that each party was asserting against the other.

Cherokee Nitrogen, Inc. ("Cherokee"), a subsidiary within our Chemical Business, filed suit against Meecorp Capital Markets, LLC ("Meecorp") and Lending Solutions, Inc. in Alabama state court in Etowah County, Alabama, for recovery of actual damages, plus punitive damages, relating to a loan transaction. Meecorp counterclaimed for the balance of an alleged commitment fee of $100,000, an alleged equity kicker of $200,000 and $3,420,000 loss of opportunity. Cherokee is vigorously pursuing this matter, and counsel for Cherokee has advised that they believe that there is a substantial likelihood that Cherokee will prevail in this matter.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3. Defaults upon Senior Securities

(b) Although dividends on our Series 2 Preferred are payable if and when declared by the Board of Directors, the terms of the Series 2 Preferred provide that dividends are cumulative. Our Board of Directors have not declared and paid dividends on our outstanding Series 2 Preferred since June 1999. The amount of the total arrearage of unpaid dividends on the outstanding Series 2 Preferred is $12.4 million as of September 30, 2005. If the December 15 dividend on the Series 2 Preferred is not paid, the amount of the total arrearage of unpaid dividends payable on the outstanding Series 2 Preferred will be $12.9 million.

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

Also our Board of Directors did not declare and pay the January 1 regular dividend on our Series B Preferred since 1999. Dividends in arrears at September 30, 2005 related to the Series B Preferred was $1.4 million.

In addition, dividends in arrears related to our Series D Preferred was $.2 million as of September 30, 2005.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly authorized, to sign this report on its behalf on this 21st day of November 2005

LSB INDUSTRIES, INC.
By: /s/ Tony M. Shelby
Tony M. Shelby Executive Vice President of Finance and Chief Financial Officer (Principal Financial Officer)

By: /s/ Jim D. Jones
Jim D. Jones Senior Vice President, Corporate Controller and Treasurer (Principal Accounting Officer)