Form 10-K/A
period 2004-12-31
LSB INDUSTRIES INC
filed 2005-12-30
CIK 60714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 1-7677

LSB INDUSTRIES, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	73-1015226
(State of Incorporation)	(I.R.S. Employer Identification No.)

16 South Pennsylvania Avenue Oklahoma City, Oklahoma	73107
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (405) 235-4546

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, Par Value $.10	American Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: Preferred Share Purchase Rights and $3.25 convertible Exchangeable Class C Preferred Stock, Series 2

(Facing Sheet Continued)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for the shorter period that the Registrant has had to file the reports), and (2) has been subject to the filing requirements for the past 90 days.  YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):  Yes  ☐    No  ☒

The aggregate market value of the Registrant’s voting common equity held by non-affiliates of the Registrant, computed by reference to the price at which the voting common stock was last sold as of June 30, 2004 was approximately $54 million. For purposes of this computation, shares of the Registrant’s common stock beneficially owned by each officer and director and Jayhawk Capital Management, L.L.C. and its affiliates are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors and such other beneficial owners of our common stock are, in fact, affiliates of the Registrant. In addition, this computation does not include the 1,054 shares of voting Convertible Non-Cumulative Preferred Stock (the “Non-Cumulative Preferred Stock”) held by non-affiliates of the Company. An active trading market does not exist for the shares of Non-Cumulative Preferred Stock.

As of March 18, 2005 the Registrant had 13,696,198 shares of common stock outstanding (excluding 3,321,607 shares of common stock held as treasury stock).

FORM 10-K OF LSB INDUSTRIES, INC.

Explanatory Introduction Note:

As part of the Securities and Exchange Commission’s (“SEC”) requirements to periodically review reports filed by issuers under the Securities Exchange Act of 1934, we have received comments from the SEC regarding our Annual Report on Form 10-K for year ended December 31, 2004 (“2004 Form 10-K”).

As a result of comments from the SEC, we agreed with the SEC to restate and amend, and have restated and amended in this Form 10-K/A, our 2004 audited financial statements as follows:

•	Amend our 2004 audited Consolidated Statements of Income contained in our 2004 Form 10-K to appropriately classify other income relating to the sale of assets and other expense relating to the impairment of certain assets and certain other items from non-operating to operating income. These restated classifications did not change or affect “net income” reflected in our Consolidated Statement of Income in our 2004 Form 10-K.

•	Restate our audited financial statements contained in our 2004 Form 10-K to appropriately reflect the change from LIFO to FIFO method of accounting for certain inventory of heat pump products within our Climate Control segment in accordance with Accounting Principles Board Opinion No. 20. The effect for each of the three years in the period ended December 31, 2004 decreased reported net income in 2004 and 2003 by $503,000 (from $1,873,000 to $1,370,000) and $198,000 (from $3,111,000 to $2,913,000), respectively, and increased 2002 net income by $23,000 (from $99,000 to $122,000). The effect of this restatement increased stockholders’ equity by $678,000 at December 31, 2001. There was no effect on the balance sheet at December 31, 2004 resulting from this restatement. We did not disclose this change in our financial statements contained in the 2004 Form 10-K since we believed that this was not a material change pursuant to Staff Accounting Bulletin 99.

We have revised our disclosure controls and procedures reports contained in our 2004 Form 10-K to remove any qualifying language to the effectiveness of such disclosure controls and procedures and to discuss the facts and circumstances surrounding the above described restatements and amendments and how such restatements and amendments impacted our CEO’s and CFO’s original conclusions regarding effectiveness of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective as of December 31, 2004.

Accordingly, this filing includes our amended financial statements for the three years ended December 31, 2004, with accompanying notes and quarterly financial data, as provided above.

Except for the foregoing amended information and certain other changes in classifications discussed in Note 2 of Notes to Consolidated Financial Statements, this Form 10-K/A continues to describe conditions as of the date of the original filing and we have not updated the disclosures contained herein to reflect events that occurred at a later date. Other events occurring after the original filing or other disclosures necessary to reflect subsequent events have been or will be addressed in reports filed with the SEC subsequent to the date of the original filing.

We have not amended and do not intend to amend our previously filed Annual Reports on our Form 10-K for years prior to 2004 or our Quarterly Reports on Form 10-Q filed during 2004 and prior periods affected by the restatement. For this reason, the consolidated financial statements, reports of independent registered public accounting firm and related financial information for the affected period contained in such reports should no longer be relied upon. The quarterly financial data and financial statement schedules I and II, included in this Form 10-K/A, have been restated.

For the convenience of the reader, this Form 10-K/A sets forth the original filing in its entirety. However, this Form 10-K/A only amends and/or restates Items 1, 6, 7, 8, 9A of Part II, Special Note Regarding Forward-Looking Statements, and Item 15 of Part IV of the original filing. In each case, solely as a result of the items noted above (including certain other changes in classifications discussed in Note 2 of Notes to Consolidated Financial Statements), and to reflect the restatement, no other information in the original filing is amended hereby. The foregoing items have not been updated to reflect other events occurring after the original filing or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the SEC, Item 15 of Part IV of the original filing has been amended to contain the consent of our independent registered public accounting firm and currently dated certifications for our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-K/A as Exhibits 23.1, 31.1, 31.2, 32.1 and 32.2, respectively.

PART I

ITEM 1.	BUSINESS

General

LSB Industries, Inc. (the “Company”, “We”, “Us”, or “Our”) was formed in 1968 as an Oklahoma corporation, and in 1977 became a Delaware corporation. We are a diversified holding company which engages, through our subsidiaries, in:

•	the Climate Control Business manufactures and sells a broad range of water source heat pumps (including geothermal heat pumps) and hydronic fan coils, as well as other products including large custom air handlers, used in commercial and residential air conditioning systems and

•	the Chemical Business manufactures and sells chemical products for the agricultural, varied industrial and mining markets.

Certain statements contained in this Part I may be deemed to be forward-looking statements. See “Special Note Regarding Forward-Looking Statements.”

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

As discussed in “Liquidity and Capital Resources” under Item 7, on October 7, 2004 one of the four nitric acid plants at our Chemical Business’ El Dorado, Arkansas facility experienced a mechanical failure. Management estimates that this plant will not be back to normal production until the end of April 2005.

Segment Information and Foreign and Domestic Operations and Export Sales

Schedules of the amounts of net sales, gross profit, operating profit, and identifiable assets attributable to each of our lines of business and of the amount of our export sales in the aggregate and by major geographic area for each of the last three-years appear in Note 20 of the Notes to Consolidated Financial Statements included elsewhere in this report.

All discussions below relate to our continuing operations and accordingly exclude the discontinued operations sold in 2002. See Note 19 of the Notes to the Consolidated Financial Statements.

Climate Control Business

General

Our Climate Control Business manufactures and sells a broad range of standard and custom designed water source heat pumps and hydronic fan coils as well as other niche products for use in commercial and residential heating ventilation and air conditioning (“HVAC”) systems including large custom air handlers and modular chiller systems. The construction of commercial, institutional and residential buildings including multi and single family homes, the renovation of existing buildings and the replacement of existing systems drive the demand for our Climate Control Business’ products. Our Climate Control Business’ commercial products are used in a wide variety of buildings, such as: hotels, motels, office buildings, schools, universities, apartments, condominiums, hospitals, nursing homes, extended care facilities, industrial and high tech manufacturing facilities, food and chemical processing facilities, and pharmaceutical manufacturing facilities. We target many of our products to meet increasingly stringent indoor air quality and energy efficiency standards.

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

Marketing and Distribution

Distribution

Our Climate Control Business sells its products to mechanical contractors, original equipment manufacturers and distributors. Our sales to mechanical contractors primarily occur through independent manufacturers’ representatives, who also represent complementary product lines not manufactured by us. Original equipment manufacturers generally consist of other air conditioning and heating equipment manufacturers who resell under their own brand name the products purchased from our Climate Control Business in competition with us. The following table summarizes net sales to original equipment manufacturers relating to our products of the Climate Control Business:

	2004	2003 (As restated)	2002
Net sales to original equipment manufacturers as a percentage of:
Net sales of the Climate Control Business	21%	23%	22%
Consolidated net sales	8%	9%	10%

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

Chemical Business

General

Our Chemical Business manufactures three principal product lines that are derived from natural gas, anhydrous ammonia, and sulfur:

•	fertilizer grade ammonium nitrate and urea ammonium nitrate (“UAN”) for the agricultural industry,

•	concentrated, blended and regular nitric acid, metallurgical grade anhydrous ammonia and sulfuric acid for industrial applications and

•	industrial grade ammonium nitrate and solutions for the mining industry.

Our Chemical Business’ principal manufacturing facilities are located in El Dorado, Arkansas (“El Dorado Facility”), Cherokee, Alabama, (“Cherokee Facility”) and Baytown, Texas (“Baytown Facility”).

The following table summarizes net sales information relating to our products of the Chemical Business:

	2004 (As restated)	2003 (As restated)	2002 (As restated)
Percentage of net sales of the Chemical Business:
Agricultural products	33%	37%	39%
Industrial acids	38%	36%	36%
Mining products	29%	27%	25%

	100%	100%	100%

Percentage of consolidated net sales:
Agricultural products	20%	22%	21%
Industrial acids	22%	22%	19%
Mining products	17%	17%	13%

	59%	61%	53%

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

Our Chemical Business’ agricultural markets are in relatively close proximity to our El Dorado, Arkansas and Cherokee, Alabama facilities and include a high concentration of pastureland and row crops which favor our products. We develop our market position in these areas by emphasizing high quality products, customer service and technical advice. Using a proprietary prilling process, our El Dorado Facility produces a high performance ammonium nitrate fertilizer that, because of its uniform size, is easier to apply than many competing nitrogen-based fertilizer products. We believe that our “E-2” brand ammonium nitrate fertilizer is recognized as a premium product within our primary market. In addition, our El Dorado Facility establishes long-term relationships with end-users through its network of wholesale and retail distribution centers and our Cherokee Facility sells directly to agricultural co-op customers.

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

The Baytown Facility is one of the two largest single train nitric acid manufacturing units in the United States, with nameplate capacity of 443,000 short tons per year. Subsidiaries within our Chemical Business entered into a series of agreements with Bayer Corporation (“Bayer”) (collectively, the “Bayer Agreement”). Under the Bayer Agreement, El Dorado Nitric Company (“EDNC”), subsidiary within our Chemical Business, operates the Baytown Facility at Bayer’s Baytown, Texas operation. Under the terms of the Bayer Agreement, Bayer will purchase from EDNC all of its requirements for nitric acid at its Baytown operation for a term through at least May 2009. EDNC purchases from Bayer certain of its requirements for materials, utilities and services for the manufacture of nitric acid. Upon expiration of the initial ten-year term, the Bayer Agreement may be renewed for up to six renewal terms of five years each; however, prior to each renewal period, either party to the Bayer Agreement may opt against renewal.

Mining Products

Our Chemical Business manufactures industrial grade ammonium nitrate and 83% ammonium nitrate solution for the mining industry. One of our subsidiaries, El Dorado Chemical Company (“EDC”), is a party to a long-term cost-plus supply agreement. Under this supply agreement, EDC will supply Orica USA, Inc. (“Orica”) with approximately 190,000 tons of industrial grade ammonium nitrate per year for a term through at least March 2007, with provisions for renewal thereafter.

In addition, another subsidiary is party to a long-term cost-plus supply agreement under which it will supply a customer its requirements of 83% ammonium nitrate solution for a term through at least September 2006, with provisions for renewal thereafter.

Major Customers

The following summarizes net sales to major customers relating to our products of the Chemical Business:

	2004	2003	2002 (As restated)
Net sales to Bayer as a percentage of:
Net sales of the Chemical Business	18%	19%	21%
Consolidated net sales	11%	12%	11%
Net sales to Orica as a percentage of:
Net sales of the Chemical Business	17%	18%	16%
Consolidated net sales	10%	11%	9%

Raw Materials

Anhydrous ammonia and natural gas represent the primary components in the production of most of the products of our Chemical Business. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

As of December 31, 2004, EDC’s agreement with its principal supplier of anhydrous ammonia terminated and since that date EDC and this supplier have been in negotiations concerning a new purchase agreement. Since December 31, 2004 until a new contract was finalized, the supplier continued to provide EDC with its requirements of anhydrous ammonia. In March 2005, EDC reached an agreement with this supplier. Under a new agreement effective January 3, 2005, EDC will purchase substantially all of its requirements of purchased ammonia using a market price-based formula plus transportation to the manufacturing facility in El Dorado, Arkansas through December 31, 2005. We believe that we could obtain anhydrous ammonia from other sources in the event of a termination or interruption of service under the above-referenced contract. Our Chemical Business natural gas feedstock requirements are generally purchased at spot market price for delivery at our Cherokee Facility. Periodically, our Chemical Business enters into fixed-price natural gas contracts.

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

Regulatory Matters

Our Chemical Business is subject to extensive federal, state and local environmental laws, rules and regulations. See “Business - Environmental Matters” and “Legal Proceedings”.

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

Environmental Matters

Our operations are subject to numerous environmental laws (“Environmental Laws”) and to other federal, state and local laws regarding health and safety matters (“Health Laws”). In particular, the manufacture and distribution of chemical products are activities which entail environmental risks and impose obligations under the Environmental Laws and the Health Laws, many of which provide for substantial fines and criminal sanctions for violations. There can be no assurance that material costs or liabilities will not be incurred by us in complying with such laws or in paying fines or penalties for violation of such laws. The Environmental Laws and Health Laws and enforcement policies thereunder relating to our Chemical Business have in the past resulted, and could in the future result, in compliance expenses, cleanup costs, penalties or other liabilities relating to the handling, manufacture, use, emission, discharge or disposal of pollutants or other substances at or from our facilities or the use or disposal of certain of its chemical products. Historically, significant expenditures have been incurred by subsidiaries within our Chemical Business, including, but not limited to, EDC at its El Dorado, Arkansas plant (the “El Dorado Facility”), in order to comply with the Environmental Laws and Health Laws. Our Chemical Business could be required to make significant additional site or operational modifications at this or other facilities involving substantial expenditures. We have a legal obligation to monitor certain discharge water outlets at our El Dorado Facility should we discontinue the operations of the facility. We do not believe that the annual costs of the required monitoring activities would be significant and as we currently have no plans to discontinue the use of the facility and the remaining life is indeterminable, an asset retirement liability has not been recognized. However, we will continue to review this obligation and record a liability when a reasonable estimate of the fair value can be made. Currently, there is insufficient information to estimate the fair value of the asset retirement obligation.

1.	Water Matters

Discharge Water Issues

The El Dorado Facility generates process wastewater. This wastewater is transported at the El Dorado Facility to a small pond for pH adjustment and then to a larger pond for biological oxidation. The process water discharge and storm-water run off are governed by a state NPDES water discharge permit renewed every five years. During 2004, EDC entered into a settlement agreement with the state of Arkansas Department of Environmental Quality (“ADEQ”) that provided, in part, for effluent limits which EDC believes are acceptable. Pursuant to the settlement agreement, the ADEQ issued the final revised NPDES water discharge permit, which became effective on June 1, 2004. In order to release EDC’s discharge water, we plan for EDC to utilize a pipeline to be built by the City of El Dorado, Arkansas (the “City”).

We believe that the NPDES permit, as issued, will require additional capital expenditures by EDC, estimated to be approximately $3 to $4 million, which would be expended over the next three years, plus reimbursement to the City for our pro-rata portion of pipeline engineering and construction costs as those costs are incurred. It is anticipated that EDC will be required to pay approximately $1.8 million over the next three years of the City’s engineering and construction costs to build the pipeline. This estimate assumes that the City timely builds its own discharge pipeline to a nearby river and we are permitted to tie our pipeline into the City’s pipeline. The City council has approved the joint pipeline. We do not have any reliable estimates of the cost of an alternative solution in the event that the pipeline is not built, or timely built, by the City.

In addition, EDC has entered into a Consent Administrative Order (“CAO”) that recognizes the presence of nitrate contamination in the shallow groundwater at the El Dorado Facility. A new CAO is being completed to address the shallow groundwater contamination, which will include an evaluation of the current conditions and remediation based upon a risk assessment. The final remedy for shallow groundwater contamination, should any remediation be required, will be selected pursuant to the new CAO and based upon the risk assessment. There are no known users of this shallow groundwater in the area, and preliminary risk assessments have not identified any public health risk that would require remediation. At December 31, 2004 the estimated costs to complete the requested investigation and known remediation ranges from $133,000 to $358,000 depending on the options required. A liability of $133,000 has been established for the estimated investigation and remediation costs. However, this estimate may be revised in the near term based on the final remedy selected pursuant to the new CAO.

Drainage of Pond at El Dorado Facility and Plea Agreement

In response to a maintenance emergency and to prevent an uncontrolled release, the equalization pond located at the El Dorado Facility was drained to accommodate repairs to an underground discharge pipe in September 2001. Although, no adverse environmental conditions were noted at the time of discharge, the sustained discharge was out of compliance with the mass effluent limits contained in the facility’s permit. An environmental compliance employee of EDC determined that proper procedure would be to notify the state of Arkansas in the month-end report. The state disagreed and took the position that they should have been notified immediately. EDC and the state of Arkansas have agreed to a Consent Administrative Order to settle any civil penalty claims relating to this discharge event whereby EDC paid a $50,000 civil penalty and has funded $50,000 on supplemental environmental projects.

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

EDC and the ADEQ have entered into a consent administrative order (“Air CAO”) resolving certain air regulatory alleged violations associated with EDC’s sulfuric acid plant and certain other alleged air emission violations. The Air CAO became effective during February 2004. The Air CAO requires EDC to implement additional air emission controls at the El Dorado Facility and to install a continuous air monitoring system. The air monitoring system is to operate for twelve months. The ultimate cost of any technology changes required cannot presently be determined but is believed to cost between $1.5 million to $3 million of capital expenditures depending on the technology changes ultimately required by the ADEQ. The implementation of the technological change and related expenditures will be made over the next three to six years.

3.	Other Environmental Matters

In April 2002, Slurry Explosive Corporation (“Slurry”), a subsidiary within our Chemical Business, entered into a Consent Administrative Order (“Slurry Consent Order”) with the state of Kansas, regarding Slurry’s Hallowell, Kansas manufacturing facility (“Hallowell Facility”). The Slurry Consent Order addressed the release of contaminants from the facility into the soils and groundwater and surface water at the Hallowell Facility. There are no known users of the groundwater in the area. The adjacent strip pit is used for fishing. Under the terms of the Slurry Consent Order, Slurry is required to, among other things, submit an environmental assessment work plan to the state of Kansas for review and approval, and agree with the state as to any required corrective actions to be performed at the Hallowell Facility.

In connection with the sale of substantially all of the operating assets of Slurry and UTeC, both subsidiaries within our Chemical Business, in December 2002, UTeC leased the Hallowell Facility to the buyer under a triple net long-term lease agreement. However, Slurry retained the obligation to be responsible for, and perform the activities under, the Slurry Consent Order. In addition, certain of our subsidiaries agreed to indemnify the buyer of such assets for these environmental matters. Slurry has placed the prior owners (Chevron/Texaco) of the Hallowell Facility on notice of their responsibility for contribution towards the costs to investigate and remediate this site. Representatives of the prior owner have agreed to pay for one-half of the costs of the investigation on an interim, non-binding basis. At December 31, 2004 a liability of $208,000 has been established for our share of the estimated investigation and remediation costs. No additional liabilities can be estimated until the required testing and investigations are complete. However, these estimates may be revised in the near term based on the results of our investigation and remediation.

Grand Jury Investigation – Slurry – Hallowell Facility

The U.S. Alcohol Tobacco and Firearms Agency (“AT&F”) previously conducted an investigation at Slurry. In August 2003, the Company learned that a federal grand jury for the District of Kansas was investigating Slurry and certain of its former employees relating to the conduct at Slurry’s commercial explosives manufacturing plant at the Hallowell, Kansas facility (“Hallowell Facility”) related to compliance with federal explosives statutes. Active operations at the Hallowell Facility were discontinued in February 2002 after its license to possess explosives was revoked by the AT&F. Thereafter, as stated above, Slurry’s business was sold to a third party. As of the date of this report, no target letters indicating a decision by the United States to seek criminal charges in connection with this investigation have been received and we are estimating no fines or penalties to be recognized in connection with this matter.

ITEM 2.	PROPERTIES

Climate Control Business

Our Climate Control Business manufactures most of its heat pump products in a 270,000 square foot facility (“Building”) in Oklahoma City, Oklahoma. We lease the Building, with an option to buy, through May 2016, with options to renew for three additional five-year periods. For 2004, 79% of the productive capacity of this manufacturing operation was being utilized, based on two ten-hour shifts per day and a four-day week in one department and one ten-hour shift per day and a four-day week in all other departments.

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

Chemical Business

Our Chemical Business primarily conducts manufacturing operations (a) on 150 acres of a 1,400 acre tract of land located at the El Dorado Facility, (b) on 120 acres of a 1,300 acre tract of land located at the Cherokee Facility and (c) in a nitric acid plant at the Baytown Facility. The Company and/or its subsidiaries own all of its manufacturing facilities except the Baytown Facility. The Baytown Facility is being leased pursuant to a long-term lease with an unrelated third party. As discussed in Note 8 of Notes to Consolidated Financial Statements, the El Dorado Facility and the Cherokee Facility (with certain exceptions) are being used to secure a $50 million term loan. For 2004, the following facilities were utilized based on continuous operation:

Percentage of Capacity
El Dorado Facility	78%
Cherokee Facility	88%
Baytown Facility	88%

The above percentage of capacity for the El Dorado Facility relates to its nitric acid capacity. The El Dorado Facility has capacity to produce other nitrogen products in excess of its nitric acid capacity. The current nitric acid utilization percentage is lower than normal due to the lost production resulting from the mechanical failure of one of the El Dorado Facility’s four nitric acid plants. This plant that normally produces 10,000 tons per month has been down since October 7, 2004 and is not expected to return to production until the end of April 2005.

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

ITEM 3.	LEGAL PROCEEDINGS

1.	Environmental See “Business-Environmental Matters” for a discussion as to:

•	Settlement Agreement entered into by EDC as to its El Dorado Arkansas facility (“El Dorado Facility”) with the Arkansas Department of Environmental Quality (“ADEQ”) regarding the El Dorado Facility’s NPDES water discharge permit, which permit became effective June 1, 2004.

•	A consent administrative order entered into by EDC with the ADEQ as to the presence of nitric contamination in the shallow groundwater at the El Dorado Facility.

•	A consent administrative order entered into by EDC with the ADEQ resolving certain air regulatory violations at the El Dorado Facility.

•	A consent administrative order entered into by EDC with the ADEQ as a result of the draining of the equalization pond at the El Dorado Facility.

•	A federal grand jury investigating Slurry and certain of its former employees in connection with alleged violations of federal explosives statutes at the Hallowell Facility.

2.	Plea Agreement

As previously reported, EDC and one of its employees have entered into a Plea Agreement with the United States as a result of the drainage of the equalization pond at the El Dorado Facility in response to a maintenance emergency and to permit an uncontrolled release in September 2001, in which it was alleged that the sustained discharge was out of compliance with the mass effluent limits contained in the facility’s permit. An environmental compliance employee of EDC incorrectly determined that the proper procedure was to notify the state of Arkansas of the discharge in the month end report and not within 24 hours of the discharge. EDC and the employee have each pled guilty to one misdemeanor count for negligently violating a permit, to-wit: Failing to report a discharge within 24 hours, a misdemeanor. Under the Plea Agreement, EDC paid a fine of $45,000 and placed on probation for one year and the employee is placed on probation for one year. The Plea Agreement was approved by the United States District Court during February 2005.

3.	Climate Control Business

A lawsuit was filed in August 2002, against Trison Construction, Inc. (“Trison”), a subsidiary within our Climate Control Business, in the District Court, State of Oklahoma, Pontotoc County, in the case styled Trade Mechanical Contractors, Inc., et al. v. Trison Construction, Inc. In this lawsuit, the plaintiff alleges that Trison breached its contract with the plaintiff by delaying contract performance and refusal of payment, and that the actions by Trison damaged the plaintiff. The plaintiff alleges that Trison owes it approximately $231,000, inclusive of overhead, cost and profit; approximately $94,000 in extended overhead and expenses and lost profits of an unspecified amount. Trison has asserted a counterclaim against the plaintiff for recovery of its costs and attorneys fees associated with the defense of this case and approximately $306,000 in damages due to plaintiff’s breach of contract. As of the date of this report, we are unable to provide an evaluation of the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss to Trison at this time. In June 2004, Johnson Controls, Inc. (“JCI”) filed a formal demand for arbitration against Trison and its bonding company. JCI is alleging that it has sustained damages of approximately $1.7 million as a result of alleged defects in Trison’s work in connection with a facility located in Pontotoc County, Oklahoma. We are unable to provide an evaluation of the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss to Trison at this time. In addition, in accordance with demands by the Company’s bonding company, the Company has agreed to increase the security deposited with the bonding company from a $1 million letter of credit to $1.5 million letter of credit. Trison intends to vigorously defend this action.

International Environmental Corporation (“IEC”), a subsidiary within our Climate Control Business, has been sued, together with 18 other defendants and 8 other parties added by the original named defendants, in the case styled Hilton Hotels, et al. v. International Environmental Corporation, et al., pending in the First Circuit Court of Hawaii. The plaintiffs’ claims arise out of construction of a hotel in Hawaii. The plaintiffs claim that it was necessary to close the hotel approximately one year after it was opened due to an infestation of mold, requiring the hotel owner to undertake a mold remediation project. The owner of the hotel sued many of the parties involved in the design and construction, or supply of equipment, for the hotel, alleging the improper design, construction, installation and/or air conditioning equipment. IEC supplied certain portions of the air conditioning equipment, which the plaintiffs allege was defective. IEC believes that it has meritorious defenses to this lawsuit. The plaintiffs have not specified the amount of damages and therefore the amount of our potential liability cannot be estimated. The Company has notified its insurance carrier, which is providing a defense under a reservation of rights. Our deductible under the product liability coverage is $150,000 which we incurred in the form of legal defense costs and recognized as an expense of $98,000 in 2004 and $52,000 in 2003.

4.	Chemical Business

Cherokee Nitrogen, Inc. (“Cherokee”), a subsidiary within our Chemical Business, has been sued for an undisclosed amount of money based on a claim that the subsidiary breached an agreement by overcharging the plaintiff for ammonium nitrate as a result of inflated prices for natural gas used to manufacture the ammonium nitrate. The suit is Nelson Brothers, LLC v. Cherokee Nitrogen v. Dynegy Marketing, and is pending in Alabama state court in Colbert County. Cherokee has filed a third party complaint against Dynegy and a subsidiary asserting that Dynegy was the party responsible for fraudulently causing artificial natural gas prices to exist and seeking an undisclosed amount from Dynegy, including any amounts which may be recovered by the plaintiff. Dynegy has filed a counterclaim against Cherokee for monies allegedly owed on account, which is alleged by Dynegy to be $600,000. Although there is no assurance, counsel for Cherokee has advised the company that, at this time, they believe that there is a good likelihood that Cherokee will recover monies from Dynegy over and above any monies which may be recovered by the plaintiff or owed to Dynegy.

5.	Other

Marty Davis, et al. v. El Dorado Chemical Company, pending in the United States District Court, Western District of Arkansas, El Dorado Division, brought against EDC by the owners of 283 acres of property adjacent to the El Dorado Facility, was settled in February 2005 for an immaterial amount.

Zeller Pension Plan

In February 2000, the Company’s Board of Directors authorized management to proceed with the sale of the automotive business, since the automotive business was no longer a “core business” of the Company. In May 2000, the Company sold substantially all of its assets in its automotive business. After the authorization by the board, but prior to the sale, the automotive business purchased the assets and assumed certain liabilities of Zeller Corporation (“Zeller”). The liabilities of Zeller assumed by the automotive business included Zeller’s pension plan, which is not a multi-employer pension plan. In June 2003, the principal owner (“Owner”) of the buyer of the automotive business was contacted by a representative of the Pension Benefit Guaranty Corporation (“PBGC”) regarding the plan. The Owner has been informed by the PBGC of a possible under-funding of the plan and a possible takeover of the plan by the PBGC. The Owner has notified the Company of these events. The Company has also been contacted by the PBGC and has been advised that the PBGC considers the Company to be potentially liable for the under-funding of the Zeller Plan in the event that the plan is taken over by the PBGC and has alleged that the under-funding is approximately $.6 million. The Company has been advised by ERISA counsel that, based upon numerous representations made by the Company and the assumption that the trier of fact determining the Company’s obligations with respect to the plan would find that: we disposed, in May 4, 2000 of interest in the automotive business including the Zeller assets and business pursuant to a bona fide purchase agreement under the terms of which the purchaser assumed all obligations with respect to the operation, including funding of the Zeller plan, the purpose of the sale of the automotive business did not include an attempt to evade liability for funding the Zeller plan, at the time we disposed or our interest in the automotive business, the Zeller plan was adequately funded, on an ongoing basis and all required contributions had been made, and the Zeller plan did not terminate at anytime that any member of the Company’s controlled group of entities was a contribution sponsor to the Zeller plan, that the possibility of an unfavorable outcome to us in a lawsuit if the PBGC attempts to hold us liable for the under-funding of the Zeller plan is remote.

Asserting Financing Fee

On December 4, 2003, the Company and Southwest Securities, Inc. (“Southwest”) entered into a letter agreement whereby the Company agreed to retain Southwest to assist the Company in obtaining financing for the Company. Southwest’s right to a fee under the Agreement is limited to a refinancing occurring during “a period of sixty days, to be extended if a transaction is ongoing.” A financing did not occur within sixty days of the date of the Agreement, nor was a funding transaction “ongoing” at the end of that period. In September 2004, more than ten months after the date of the Agreement between the Company and Southwest, ThermaClime borrowed $50 million from Orix Capital Markets, LLC (“Orix”). It is the Company’s position that the Orix financing transaction was not the result of any efforts by Southwest, nor was it the culmination of any negotiations or transaction commenced during the sixty-day term of the Agreement. Nonetheless, Southwest has asserted that it is entitled to a fee of $1.7 million pursuant to the Agreement. The Company brought an action against Southwest in Oklahoma state court in a lawsuit styled LSB Industries, Inc. v. Southwest Securities, Inc. pending in the Oklahoma District Court, Oklahoma County, for a declaratory judgment that the Company is not liable to Southwest under the Agreement as a result of the Orix financing transaction. The Company intends to vigorously defend itself against the claim by Southwest. As of the date of this report, no liability has been established relating to the fee asserted by Southwest.

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

Our officers serve one-year terms, renewable on an annual basis by the Board of Directors. Information regarding the Company’s executive officers is as follows:

Jack E. Golsen	Chairman of the Board and Chief Executive Officer. See information regarding Mr. Golsen under “Directors” in Item 10.

Barry H. Golsen	Vice Chairman of the Board, President, and President of the Climate Control Business. See information regarding Mr. Golsen under “Directors” in Item 10.

David R. Goss	Executive Vice President of Operations and Director. See information regarding Mr. Goss under “Directors” in Item 10.

Tony M. Shelby	Executive Vice President of Finance and Director. See information regarding Mr. Shelby under “Directors” in Item 10.

Jim D. Jones	Senior Vice President, Corporate Controller and Treasurer. Mr. Jones, age 63, has been Senior Vice President, Controller and Treasurer since July 2003, and has served as an officer of the Company since April 1977. Mr. Jones is a Certified Public Accountant and was with the accounting firm of Arthur Young & Co., a predecessor to Ernst & Young LLP. Mr. Jones is a graduate of the University of Central Oklahoma.

David M. Shear	Senior Vice President and General Counsel. Mr. Shear, age 45, has been Senior Vice President since July 2004 and General Counsel and Secretary since 1990. Mr. Shear attended Brandeis University, graduating cum laude in 1981. At Brandeis University, Mr. Shear was the founding Editor-In-Chief of Chronos, the first journal of undergraduate scholarly articles. Mr. Shear attended the Boston University School of Law, where he was a contributing Editor of the Annual Review of Banking Law. Mr. Shear acted as a staff attorney at the Bureau of Competition with the Federal Trade Commission from 1985 to 1986. From 1986 through 1989, Mr. Shear was an associate in the Boston law firm of Weiss, Angoff, Coltin, Koski and Wolf. Also see discussion under “Family Relationships” in Item 10.

PART II

ITEM 5.	MARKET FOR THE COMPANY’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Since December 15, 2003 our Common Stock has been listed for trading on the American Stock Exchange. Prior to that date, our Common Stock traded on the Over-the-Counter Bulletin Board (“OTC”). The following table shows, for the periods indicated, the high and low bid information for our Common Stock which reflects inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

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

Under the terms of the Working Capital Revolver Loan and Senior Secured Loan agreements, ThermaClime cannot transfer funds to us in the form of cash dividends or other distributions or advances, except for (a) the amount of income taxes that ThermaClime would be required to pay if they were not consolidated with us and (b) an amount not to exceed fifty percent (50%) of ThermaClime’s consolidated net income during each fiscal year determined in accordance with GAAP plus amounts paid to us under clause (a) above, provided that certain other conditions are met, (c) the amount of direct and indirect costs and expenses incurred by us on behalf of ThermaClime pursuant to a certain services agreement and (d) amounts under a certain management agreement between us and ThermaClime, provided certain conditions are met. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Holders of our Common Stock are entitled to receive dividends only if and when declared by our Board of Directors. No cash dividends may be paid on our Common Stock until all required dividends are paid on the outstanding shares of our Preferred Stock, or declared and amounts set apart for the current period, and, if cumulative, prior periods.

As of December 31, 2004 we have issued and outstanding, 618,550 shares of $3.25 Convertible Exchangeable Class C Preferred Stock, Series 2 (“Series 2 Preferred”), 1,000,000 shares of Series D Cumulative Convertible Class C Preferred Stock (“Series D Preferred”), 1,027 shares of a series of Convertible Non Cumulative Preferred Stock (“Non Cumulative Preferred Stock”) and 20,000 shares of Series B 12% Convertible, Cumulative Preferred Stock (“Series B Preferred”). Each share of Preferred Stock is entitled to receive an annual dividend, if and when declared by our Board of Directors, payable as follows: (a) Series 2 Preferred at the annual rate of $3.25 a share payable quarterly in arrears on March 15, June 15, September 15 and December 15, which dividend is cumulative, (b) Series D Preferred at the rate of $.06 a share payable on October 9, which dividend is cumulative but will be paid only after accrued and unpaid dividends are paid on the Series 2 Preferred, (c) Non Cumulative Preferred Stock at the rate of $10.00 a share payable April 1, which are non-cumulative and (d) Series B Preferred at the rate of $12.00 a share payable January 1, which dividend is cumulative.

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

ITEM 6.	SELECTED FINANCIAL DATA (AS RESTATED)

	Years ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in Thousands, except per share data)
Selected Statement of Operations Data (1):
Net sales (2) (3)	$363,608	$316,661	$283,239	$314,254	$272,668

Interest expense (2) (4)	$7,393	$6,097	$8,218	$13,972	$15,073

Income from continuing operations before cumulative effect of accounting changes (2) (5)	$1,906	$2,913	$2,723	$7,326	$7,829

Net income	$1,370	$2,913	$122	$8,553	$6,055

Net income (loss) applicable to common stock	$(952)	$586	$(2,205)	$6,286	$3,284

Income (loss) per common share applicable to common stock:
Basic:
Income (loss) from continuing operations before cumulative effect of accounting changes	$(.03)	$.05	$.04	$.43	$.43

Income (loss) from discontinued operations, net	$—	$—	$(.29)	$.10	$(.15)

Net income (loss)	$(.07)	$.05	$(.18)	$.53	$.28

Diluted:
Income (loss) from continuing operations before cumulative effect of accounting changes	$(.03)	$.04	$.03	$.41	$.42

Income (loss) from discontinued operations, net	$—	$—	$(.27)	$.09	$(.14)

Net income (loss)	$(.07)	$.04	$(.17)	$.50	$.28

(1)	As fully discussed under “Explanatory Introduction Note” on page 4 of this Form 10-K/A and Notes 1 and 2 of the Notes to the Consolidated Financial Statements, we restated the selected statement of operations data as the result of changing from the LIFO method to the FIFO method for certain heat pump products inventories in 2004 and certain reclassifications.

(2)	Amounts are shown excluding balances related to businesses disposed.

(3)	Net sales for the five years ended December 31, 2004 include $56.6 million, $45.5 million, $33.4 million, $35.9 million and $7.1 million, respectively, associated with a subsidiary’s operation of the Cherokee Facility acquired in October 2000.

(4)	In May 2002, the repurchase of Senior Unsecured Notes using proceeds from a Financing Agreement was accounted for as a voluntary debt restructuring. As a result, subsequent interest payments associated with the Financing Agreement debt were recognized against the unrecognized gain on the transaction. The Financing Agreement debt was repaid in September 2004.

(5)	Income (loss) from continuing operations before cumulative effect of accounting changes includes gains on sales of property and equipment of $6.6 million for 2001 and gains on extinguishment of debt of $4.4 million, $1.5 million, $2.6 million and $20.1 million for 2004, 2002, 2001 and 2000 respectively.

ITEM 6.	SELECTED FINANCIAL DATA (AS RESTATED) (CONTINUED)

	Years ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands, except per share data)
Selected Balance Sheet Data (1):
Total assets	$166,915	$161,813	$166,276	$182,745	$195,959

Redeemable preferred stock	$97	$103	$111	$123	$139

Long-term debt, including current portion (2)	$106,507	$103,275	$113,361	$131,620	$134,980

Stockholders’ equity (deficit)	$8,398	$6,184	$1,204	$(1,284)	$(8,760)

Selected other data:
Cash dividends declared per common share	$—	$—	$—	$—	$—

(1)	As fully discussed under “Explanatory Introduction Note” on page 4 of this Form 10-K/A and Notes 1 and 2 of the Notes to the Consolidated Financial Statements, we restated the selected balance sheet data as the result of changing from the LIFO method to the FIFO method for certain heat pump products inventories in 2004 and certain reclassifications.

(2)	Amounts are shown excluding balances related to businesses disposed of.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Amendment to Item 7

As fully discussed under “Explanatory Introduction Note” on page 4 of this Form 10-K/A, we amend Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the following reasons:

•	We have amended our 2004 audited Consolidated Statements of Income contained in our 2004 Form 10-K to appropriately classify other income relating to the sale of assets and other expense relating to the impairment of certain assets and certain other items classifications from non-operating to operating income. These restated classifications did not change or affect “net income” reflected in our Consolidated Statement of Income in our 2004 Form 10-K.

•	We have restated our audited financial statements contained in our 2004 Form 10-K to appropriately reflect the change from LIFO to FIFO method of accounting for certain inventory of heat pump products within our Climate Control segment in accordance with Accounting Principles Board Opinion No. 20. The effect for each of the three years in the period ended December 31, 2004 decreased reported net income in 2004 and 2003 by $503,000 (from $1,873,000 to $1,370,000) and $198,000 (from $3,111,000 to $2,913,000), respectively, and increased 2002 net income by $23,000 (from $99,000 to $122,000). The effect of this restatement increased stockholders’ equity by $678,000 at December 31, 2001. There was no effect on the balance sheet at December 31, 2004 resulting from this restatement. We did not disclose this change in our financial statements contained in the 2004 Form 10-K since we believed that this was not a material change pursuant to Staff Accounting Bulletin 99.

•	We have changed classifications of certain items in our consolidated balance sheets relating to prepaid insurance and the related financing of that insurance and classification of debt issuance costs. In addition, we have changed classifications of certain items in our consolidated statements of income primarily relating to shipping costs and amortization of debt issuance costs. Also we made conforming changes to restatements of our classifications of certain items in our consolidated statement of cash flows relating to the prepaid insurance discussed above.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with a review of our December 31, 2004 Consolidated Financial Statements (As Restated), Item 6 “Selected Financial Data (As Restated)” and Item 1 “Business” included elsewhere in this report.

Certain statements contained in this “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” may be deemed to be forward-looking statements. See “Special Note Regarding Forward-Looking Statements.”

All discussions below relate to our continuing operations and accordingly exclude the discontinued operations sold in 2002.

Overview

General

We are a diversified holding company. Our wholly-owned subsidiary, ThermaClime, through its subsidiaries, owns substantially all of our core businesses consisting of the Climate Control and Chemical Businesses which are engaged in:

•	the manufacturing and selling of a broad range of water source heat pumps (including geothermal heat pumps) and hydronic fan coils, as well as other products including large custom air handlers, used in commercial and residential air conditioning systems and

•	the manufacturing and selling of chemical products for the agricultural, varied industrial and mining markets.

Climate Control Business

The Climate Control Business has significant market share in its niche of the United States commercial and residential heating ventilation and air conditioning “HVAC” business. Most of their products have proprietary aspects and are produced to customer orders that are placed well in advance of required delivery dates. As a result, the Climate Control Business carries significant backlogs that eliminate the necessity to carry substantial inventories other than for firm customer orders.

During 2003 and 2004, the Climate Control Business’ profitability was affected by operating losses of certain new product lines being developed over the past few years. In 2005, the emphasis will be to move these new operations into an operating profit by increasing the sales levels above the breakeven point. The Climate Control Business’ profitability was also impacted by the reduced demand for its hydronic fan coil product line which relies on the hospitality and lodging industry as a significant market. The demand in the hydronic fan coil market was impacted by a slowdown in major construction projects and deferral of major renovations attributed to events of September 11, 2001. In 2004, our higher order levels for hydronic fan coils (approximately 19% greater than 2003) were consistent with a turnaround in the construction industry, which industry predicted that new hotel construction starts and renovation would increase during 2004.

The Climate Control Business has historically generated consistent annual profits and positive cash flows. The Climate Control Business’ objectives include the continued emphasis on increasing the sales and operating margins of existing products and on new product development. The water source heat pump product line experienced a 22% growth in sales in 2004, as compared to 2003 and 5% growth in 2003, as compared to 2002.

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

The remaining sales are primarily into agricultural markets at the price in effect at time of shipment. The cost of the anhydrous ammonia and gas feedstock costs are decoupled from the sales price of the Company’s agricultural products resulting in profitability problems in this market in recent periods.

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

Historically, ThermaClime’s primary cash needs have been for working capital and capital expenditures. ThermaClime and its subsidiaries depend on credit agreements, internally generated cash flows, and secured equipment financing in order to fund operations and pay obligations. ThermaClime is restricted by its credit agreements as to the funds that it may transfer to the non-ThermaClime companies and certain ThermaClime companies.

ThermaClime and its subsidiaries depend upon the five-year Senior Secured Loan that was completed in September 2004 and upon the four-year Working Capital Revolver Loan, in addition to internally generated cash flows, to fund operations and pay their obligations. The Senior Secured Loan and the Working Capital Revolver Loan both have financial covenants that are described along with other details of the loans in “Loan Agreements – Terms and Conditions”.

ThermaClime’s ability to maintain an adequate amount of borrowing availability under its Working Capital Revolver Loan depends on its ability to comply with the terms and conditions of such agreements and its ability to generate cash flow from operations. As discussed in “Dividends” under Item 5, ThermaClime is restricted under its credit agreements as to the funds it may transfer to LSB and its affiliates. This limitation does not prohibit payment of amounts due under a Services Agreement, Management Agreement and a Tax Sharing Agreement. As of December 31, 2004, ThermaClime had availability under its working capital revolver of $9.3 million plus cash on hand of $.9 million.

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

The majority, approximately 70%, of the Chemical Business’ sales are made pursuant to sales agreements that provide for the pass through of raw material costs, variable costs, and certain fixed costs, plus in most cases, a profit margin. Even though 70% of our sales are based upon the above described sales agreements, our Chemical Business has sustained losses due, in part, to the sales volume not being sufficient to run the plants at optimum production levels.

Management’s plan for the Chemical Business is to continue their efforts to improve the cash flow by:

•	increasing the sales volume of the Alabama and Arkansas plants to more fully absorb the fixed costs of each plant,

•	obtaining new customers that will accept the commodity risk of the raw materials, natural gas and anhydrous ammonia and will agree to long-term commitments, and

•	managing capital expenditures to those projects necessary to execute our business plans and those required to maintain environmental and safety compliance.

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

As fully discussed in “Environmental Matters” under Item 1, we currently expect to incur capital expenditures of approximately $3 to $4 million over the next three years to construct a new water treatment collection and discharge facility. In addition our pro-rata portion of engineering and construction costs for the City to build a pipeline for the discharged water is approximately $1.8 million. Certain additional expenditures will be required to bring the sulfuric acid plant’s air emissions to lower limits. The ultimate cost is believed to be between $1.5 million and $3 million, to be expended over a six-year period, which began with minimal expenditures in 2004.

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

Senior Secured Loan

In September 2004, ThermaClime and certain of its subsidiaries (the “Borrowers”) completed a $50 million term loan (“Senior Secured Loan”) with a certain lender (the “Lender”). The Senior Secured Loan is to be repaid as follows:

•	quarterly interest payments which began September 30, 2004;

•	quarterly principal payments of $312,500 beginning September 30, 2007;

•	a balloon payment of the remaining outstanding principal of $47.5 million and accrued interest on September 16, 2009.

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

The Borrowers are subject to numerous affirmative and negative covenants under the Senior Secured Loan agreement including, but not limited to, limitation on the incurrence of certain additional indebtedness and liens, limitations on mergers, acquisitions, dissolution and sale of assets, and limitations on declaration of dividends and distributions to us, all with certain exceptions. The Borrowers are also subject to a minimum fixed charge coverage ratio, measured quarterly on a trailing twelve-month basis. The Borrowers’ fixed charge coverage ratio exceeded the required ratio for the twelve-month period ended December 31, 2004. The maturity date of the Senior Secured Loan can be accelerated by the Lender upon the occurrence of a continuing event of default, as defined.

The Senior Secured Loan agreement includes a prepayment fee equal to 3% of the principal amount should the Borrowers elect to prepay any principal amount prior to September 15, 2005. This fee is reduced to 2% during the second twelve-month period and to 1% during the third twelve-month period and 0% thereafter.

The Senior Secured Loan is secured by (a) a first lien on (i) certain real property and equipment located at the El Dorado Facility, (ii) certain real property and equipment located at the Cherokee Facility, (iii) certain equipment of the Climate Control Business, and (iv) the equity stock of certain of ThermaClime’s subsidiaries, and (b) a second lien on the assets upon which ThermaClime’s Working Capital Revolver lender has a first lien. The Senior Secured Loan is guaranteed by the Company and is also secured with the stock of ThermaClime.

The proceeds of the Senior Secured Loan were used as follows:

•	repaid the outstanding principal balance due 2005 under the Financing Agreement discussed below, including accrued interest, of $36.8 million;

•	repurchased a portion of ThermaClime’s 10 3/4% Senior Unsecured Notes due 2007, held by the Lender, including accrued interest, of $5.2 million;

•	paid certain fees and expenses of $2.4 million including the cost of an interest cap which sets a maximum annual interest rate of 11% or 11.5% depending on the leverage ratio;

•	repaid the outstanding principal balance of a term loan of $.4 million;

•	paid down the Working Capital Revolver Loan with the remaining balance.

For 2005, ThermaClime will incur interest expense of approximately $5 million relating to the Senior Secured Loan.

Cross - Default Provisions

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

Critical Accounting Policies

Our critical accounting policy relating to inventory valuations have been restated as discussed above under “Amendment to Item 7”.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and disclosures of contingent liabilities. The more significant areas of financial reporting impacted by management’s judgment, estimates and assumptions include the following:

Receivables and Credit Risk – Our sales to contractors and independent sales representatives are generally subject to a mechanics lien in the Climate Control Business. Our other sales are generally unsecured. Credit is extended to customers based on an evaluation of the customer’s financial condition and other factors. Credit losses are provided for in the financial statements based on historical experience and periodic assessment of outstanding accounts receivable, particularly those accounts which are past due (determined based upon how recently payments have been received). Our periodic assessment of accounts and credit loss provisions are based on our best estimate of amounts that are not recoverable. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising our customer bases and their dispersion across many different industries and geographic areas, however, two customers account for approximately 10% of our total receivables at December 31, 2004. We do not believe this concentration in these two customers represents a significant credit risk due to the financial stability of the two customers. At December 31, 2004 and 2003, our trade accounts receivable were net of allowance for doubtful accounts of $2.3 million and $3.2 million, respectively.

Inventory Valuations – Inventories are priced at the lower of cost or market, with cost being determined using the first-in, first-out (“FIFO”) basis. During the first quarter of 2004, we changed our method of accounting for certain heat pump products from the LIFO method to the FIFO method. As a result, we restated our financial statements in accordance with APB No. 20 as discussed under “Explanatory Introduction Note” on page 4 of this Form 10-K/A. At December 31, 2004 and 2003, the carrying value of certain nitrogen-based inventories produced by our Chemical Business was reduced to the market price because the current cost exceeded the market price by $1.3 million and $.6 million, respectively.

Impairment of Long-Lived Assets including Goodwill – We have considered impairment of our long-lived assets and related goodwill including our Chemical operations as a result of its’ unfavorable operating results over the last several years. We obtained third party appraisals of the fair values associated with the El Dorado and Cherokee Facilities and made estimates of fair values for others. The timing of impairments cannot be predicted with any certainty and are primarily dependent on market conditions outside our control. Should sales prices drop dramatically without a similar decline in the raw material costs or should other matters, including the environmental requirements and/or operating requirements set by Federal and State agencies change substantially from our current expectations, a provision for impairment may be required based upon such event or events. See Item 1 “Business-Environmental Matters.” During 2004 and 2003, based on these estimates and assumptions, we recognized impairments of $375,000 and $300,000, respectively, relating to Corporate assets and $362,000 and $200,000, respectively, relating to the Chemical Business. These impairments are included in other expense in the consolidated statements of income.

Product Warranty – Our Climate Control Business sells equipment for which we provide warranties covering defects in materials and workmanship.

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

Accrued Turnaround Costs – We accrue in advance the cost expected to be incurred in the next planned major maintenance activities (“Turnarounds”) of our Chemical Business. Turnaround costs are accrued on a straight-line basis over the expected period of benefit, which generally ranges from 12 to 18 months. At December 31, 2004 and 2003, accrued and other noncurrent liabilities include $1.5 million and $2.7 million, respectively, relating to turnarounds. We are currently considering changing our accounting policy relating to Turnarounds to a more preferable accounting method which is to expense these costs as incurred. However, this change requires approval from certain lenders.

Compliance with Long-Term Debt Covenants – As fully discussed in Note 8 of Notes to Consolidated Financial Statements, the Senior Secured Loan and Working Capital Revolver Loan, as amended, of ThermaClime and its subsidiaries require that ThermaClime meet certain lender defined earnings before interest, income taxes, depreciation and amortization (“EBITDA”), capital expenditure limitation amounts and achieve minimum fixed charge coverage ratios quarterly, on a trailing twelve-month basis. ThermaClime’s forecasts for 2005 indicate that ThermaClime will be able to meet all required covenant tests for all quarters and the year ending in December 2005.

Environmental and Regulatory Compliance – As fully discussed in Item 1 “Business-Environmental Matters”, the Chemical Business is subject to specific federal and state regulatory and environmental compliance laws and guidelines. We have developed policies and procedures related to environmental and regulatory compliance. We must continually monitor whether we have maintained compliance with such laws and regulations and the operating implications, if any, and amount of penalties, fines and assessments that may result from noncompliance. At December 31, 2004 a reserve of $133,000 has been established relating to a new CAO and $208,000 relating to the Slurry Consent Order. These reserves are based on current estimates that may be revised in the near term based on results of our investigation and remediation pursuant to the new CAO and Slurry Consent Order. In addition, we will be required to make expenditures as it relates to the NPDES permit and Air CAO.

Asset Retirement Obligations – If we should decide to no longer operate the El Dorado Facility and if such facility is retired, we may be required to continue to operate equipment relating to discharge water, the cost and timing of which is presently unknown. Thus, we currently have not accrued any amounts for asset retirement obligations.

Income Tax Accruals – Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes, and the amounts used for income tax purposes. Valuation allowances are provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. We are able to realize deferred tax assets up to an amount equal to the future reversals of existing taxable temporary differences. The taxable temporary differences will turn around in the loss carry forward period as the differences reverse. Other differences will turn around as the assets are realized or liabilities are paid in the normal course of business. At December 31, 2004 and 2003, our deferred tax assets were net of a valuation allowance of $27.9 million and $28.1 million (as restated), respectively (See Note 9 of Notes to Consolidated Financial Statements).

Contingencies – We are a party to various litigation and other contingencies, the ultimate outcome of which is not presently known. Should the ultimate outcome of these contingencies be adverse, such outcome could create an event of default under ThermaClime’s Working Capital Revolver Loan and the Senior Secured Loan and could adversely impact our liquidity and capital resources.

Revenue Recognition – We recognize revenue for substantially all of our operations at the time title to the goods transfers to the buyer and there remains no significant future performance obligations by us. If revenue relates to construction contracts, we recognize revenue using the percentage-of-completion method based primarily on contract costs incurred to date compared with total estimated contract costs. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined.

Management’s judgment and estimates in these areas are based on information available from internal and external resources at that time. Actual results could differ materially from these estimates and judgments, as additional information becomes known. Our significant accounting policies are discussed in greater detail in Note 3 of Notes to Consolidated Financial Statements.

Recently Issued Pronouncement – FASB Interpretation No. 46

Prior to 2003, we, through our subsidiaries, entered into loan agreements where we loaned funds to the parent company of MultiClima, S.A. (“MultiClima”) a French manufacturer of HVAC equipment, whose product line is compatible with our Climate Control Business. Under the loan agreements, one of our subsidiaries has the option (“Option”) to exchange its rights under the loan agreements for 100% of the borrower’s outstanding common stock. This subsidiary also obtained a security interest in the stock of MultiClima to secure its loans. At December 31, 2003 the outstanding notes receivable balance, net of reserve, was $2.6 million which was included in other assets in the accompanying consolidated balance sheet. Based on our assessment of the parent company and MultiClima in relation to FIN 46, as revised, we were required to consolidate this entity effective March 31, 2004.

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

Based on our assessment of the parent company and MultiClima’s historical and forecasted liquidity and results of operations during 2004, we concluded that the outstanding notes receivable were not collectable. As a result, effective July 1, 2004 we forgave and canceled the loan agreements in exchange for extending the Option’s expiration date from June 15, 2005 to June 15, 2008. We recognized a provision for loss of $1.4 million in 2004. As a result of the cancellation and our valuation of this Option, we no longer have a variable interest in this entity and are no longer required to consolidate this entity.

Results of Operations

Our Consolidated Financial Statements have been restated as discussed above under “Amendment to Item 7.” In addition, our Consolidated Financial Statements reflect the operations of two of our former subsidiaries, Slurry Explosive Corporation (“Slurry”) and Universal Technology Corporation (“UTeC”), as discontinued operations in 2002. Therefore, the operations of Slurry and UTeC are excluded from the results of our Chemical Business. The following table contains certain information about our continuing operations in different industry segments for each of the three years ended December 31:

	2004 (As restated)	2003 (As restated)	2002 (As restated)
	(In thousands)
Net sales:
Climate Control (1)	$140,638	$119,032	$128,128
Chemical (2)	216,264	193,168	150,786
Other	6,706	4,461	4,325

	$363,608	$316,661	$283,239

Gross profit: (3)
Climate Control (1)	$42,049	$36,139	$38,078
Chemical (2) (4) (5)	8,917	12,281	6,314
Other	2,145	1,491	1,332

	$53,111	$49,911	$45,724

Operating income (loss): (6)
Climate Control (1)	$11,707	$11,519	$14,681
Chemical (2) (4) (5)	(877)	3,043	(357)
General corporate expense and other business operations, net (7)	(7,586)	(6,560)	(5,271)

	3,244	8,002	9,053
Interest expense	(7,393)	(6,097)	(8,218)
Gains on extinguishment of debt	4,400	258	1,458
Provision for loss on notes receivable-Climate Control	(1,447)	—	—
Non-operating income, net:
Climate Control	—	—	7
Chemical (8)	2,463	511	313
Corporate and other business operations, net	(29)	220	126
Provision for income taxes	—	—	(56)
Equity in earnings of affiliate – Climate Control	668	19	40

Income from continuing operations before cumulative effect of accounting changes	$1,906	$2,913	$2,723

(1)	As discussed above under “Recently Issued Pronouncement”, for the three months ended June 30, 2004 we were required to consolidate the parent company of a French manufacturer (“MultiClima”) of HVAC equipment. Therefore the operating results include net sales of $3.8 million, gross profit of $.8 million and an operating loss of $.6 million relating to MultiClima (after all material intercompany transactions have been eliminated) for 2004.

(2)	In April 2002, a portion of the El Dorado Facility experienced damage from high winds and a likely tornado, which affected the ammonium nitrate production facilities, certain acid plants, a large cooling tower and other equipment. The repairs were completed in 2002. During the repair time, we were not able to produce industrial grade ammonium nitrate until the middle of May 2002. Production of our other products, agricultural grade ammonium nitrate and industrial acids, continued without material interruption. Our property insurance covering the chemical plant entitled us to receive approximate replacement value for the damaged property less an aggregate $1 million deductible. We also had a thirty-day waiting period before our business interruption insurance coverage became effective. In October of 2002, a final settlement of $2.5 million, net of the $1 million deductible, was reached for the property and business interruption insurance claims. The net proceeds relating to our property insurance claim exceeded the cash expenditures for repairs and the depreciated value of the damaged assets. As a result, a net gain relating to property damage of approximately $1.4 million is classified as other income and a business interruption insurance recovery of approximately $.3 million is classified as a reduction of cost of sales and is included in the Consolidated Statement of Income for 2002.

(3)	Gross profit by industry segment represents net sales less cost of sales.

(4)	During 2003, a cost recovery was recognized of $1.6 million of precious metals used in the manufacturing process at the El Dorado Facility for metals accumulated from several operating units over the last several years. During 2004 and 2002, we wrote down the carrying value of certain nitrogen-based inventories by $.7 million and $.9 million, respectively. In addition, we recognized a loss on firm sales commitments of $.1 million and $.7 million in 2003 and 2002, respectively.

(5)	Beginning in 2001 through 2003, a sulfuric acid plant at the El Dorado Facility experienced several mechanical problems with a boiler that had been repaired by one of our vendors. As a result, other equipment was also damaged at the plant. During 2004, net settlements of $1.5 million were reached with the vendor’s insurance carrier and our insurance carriers. These settlements are classified as a reduction of cost of sales and are included in the Consolidated Statement of Income for 2004.

(6)	Our chief operating decision makers use operating income (loss) by industry segment for purposes of making decisions which include resource allocations and performance evaluations. Operating income (loss) by industry segment represents gross profit by industry segment less selling, general and administrative expenses (“SG&A”) incurred by each industry segment plus other income and other expense earned/incurred by each industry segment before general corporate expenses and other business operations, net. General corporate expenses and other business operations, net consist of unallocated portions of gross profit, SG&A, other income and other expense.

(7)	During 2004, we incurred professional fees and other costs aggregating $.9 million relating to a proposed unregistered offering of Senior Secured Notes which was terminated in June 2004.

(8)	During 2004, we recognized a gain of $2.1 million from the sales of certain assets (primarily precious metals) purchased in 2003.

Year Ended December 31, 2004 vs. Year Ended December 31, 2003

Net Sales

Net sales for 2004 were $363.6 million compared to $316.7 million for 2003 or an increase of $46.9 million. This increase includes increased sales in our Chemical Business of $23.1 million reflecting, in part, higher sales prices resulting from the increased cost of the raw material feedstocks (anhydrous ammonia and natural gas). Sales prices increased overall by 9% in 2004 while volume of tons sold increased 4%. Our Climate Control sales increased $21.6 million due largely to increased demand for our heat pump products, net sales of MultiClima consolidated in the second quarter of 2004 (see discussion above under “Recently Issued Pronouncement”), and continued growth in sales of large custom air handlers and certain start-up operations.

Gross Profit

Gross profit was $53.1 million or 14.6% as a percentage of net sales for 2004 compared to $49.9 million or 15.8% for 2003. The net increase in gross profit includes an increase of $5.9 million in our Climate Control Business primarily as the result of increased sales as discussed above offset in part due to increased raw material costs relating to our hydronic fan coil products which were not passed through to our customers in the form of price increases. The net increase in gross profit was partially offset by a decrease of $3.4 million in our Chemical Business due primarily to the lost production at the El Dorado Facility as a result of the mechanical failure discussed above in “Liquidity and Capital Resources”, our inability to fully pass on to our customers the effect of the increased costs of our primary raw material feedstocks (anhydrous ammonia and natural gas) and a recovery of precious metals of $1.6 million during 2003 that did not reoccur in 2004 offset in part by insurance settlements of $1.5 million in 2004 as discussed above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $49.4 million for 2004 compared to $41.9 million for 2003. The increase is due primarily to operating expenses of MultiClima in the second quarter of 2004 as discussed above under “Recently Issued Pronouncement”, increased employee compensation and shipping costs in the Climate Control Business, professional fees incurred relating to a proposed unregistered offering of Senior Secured Notes which was terminated during the second quarter of 2004 and increased warranty and advertising costs in the Climate Control Business.

Interest Expense

Interest expense was $7.4 million in 2004 compared to $6.1 million in 2003. The increase of $1.3 million relates primarily to interest expense incurred on the $50 million term loan that was completed in September 2004 as discussed above. There was no interest expense recognition on the Financing Agreement indebtedness since that transaction was accounted for as a voluntary debt restructuring in 2002 as discussed above. The increase was partially offset due to the repurchase of $5 million of the Senior Unsecured Notes as discussed in below under “Loan Agreements-Terms and Conditions”.

Provision for Loss on Notes Receivable

As discussed above under “Recently Issued Pronouncement”, based on our assessment of the current and projected liquidity and results of operations of MultiClima and its’ parent company, we concluded that the outstanding notes receivable were not recoverable. As a result, effective July 1, 2004 we forgave and canceled the loan agreements in exchange for extending the Option’s expiration date from June 15, 2005 to June 15, 2008. We have recognized a provision for loss of $1.4 million for 2004.

Gains on Extinguishment of Debt

As discussed below under “Loan Agreements-Terms and Conditions”, in September 2004, ThermaClime and certain of its subsidiaries completed a $50 million term loan. A portion of the proceeds were used to payoff the loans and accrued interest of $36.8 million under a Financing Agreement. In May 2002 ClimaChem, Inc. later ThermaClime, entered into a Financing Agreement pursuant to which it borrowed $35 million. The proceeds were used to repurchase $52.3 million face value aggregate principal amount of its’ Senior Unsecured Notes. The transaction was accounted for as a debt restructuring. As a result, the gain on the transaction was deferred and all of the interest payments associated with the Financing Agreement was accounted for as long-term debt. All subsequent interest payments on the Financing Agreement up to and including the early repayment of the loan in September 2004 were charged against the debt balance as accrued on the balance sheet.

Due to the repayment of the Financing Agreement prior to the maturity date of June 30, 2005 we recognized the remaining unearned interest of $4.4 million as a gain on extinguishment of debt.

Non-Operating Other Income, Net

Other income for 2004 includes a gain of $2.1 million from the sales of certain non-operating assets (primarily precious metals) purchased in 2003 by a non-ThermaClime subsidiary.

Equity in Earnings of Affiliate

Our equity in earnings of affiliate was $668,000 in 2004 compared to $19,000 in 2003. The increase is the result of the renegotiation of a sales contract between a customer and the joint venture.

Cumulative Effect of Accounting Change

Effective March 31, 2004 we included in our condensed consolidated balance sheet the consolidated assets and liabilities of the parent company of MultiClima as required under FIN 46 (See “Recently Issued Pronouncements”). As a result, we recorded a cumulative effect of accounting change of $.5 million primarily relating to the elimination of embedded profit included in the cost of inventory which was purchased from MultiClima by certain of our subsidiaries.

Year Ended December 31, 2003 vs. Year Ended December 31, 2002

Net Sales

Net sales for 2003 were $316.7 million compared to $283.2 million for 2002 or an increase of $33.5 million. This increase is attributed to increased sales in our Chemical Business of $42.4 million caused primarily by the increased cost of the raw material feedstock, as discussed elsewhere, which resulted in higher sales prices. Sales prices increased overall by 25% in 2003 while volume of tons sold increased 4%. The increased cost of the raw material feedstock is substantially reflected in the higher cost of sales. The increase in sales in the Chemical Business was partially offset by decreased sales of $9.1 million in our Climate Control Business due largely to the decrease in sales of our hydronic fan coil products as a result of a softening in demand primarily in the lodging sector market.

Gross Profit

Gross profit was $49.9 million or 15.8% as a percentage of net sales for 2003, compared to $45.7 million or 16.1% for 2002. The increase in gross profit is due primarily to our Chemical Business caused, in part, to the improvement in our ability to pass on to our customers the effect of the increased costs of our primary raw material feedstocks (natural gas and anhydrous ammonia) as discussed in “Liquidity and Capital Resources.” In addition, we follow the practice of expensing precious metals used as a catalyst in the Chemical Business manufacturing processes as they are used, because the amount and timing of recovery is not predictable. Periodically, we recover a portion of the amount previously expensed. During 2003, a recovery of $1.6 million also contributed to an increase in gross profit.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $41.9 million for 2003, compared to $39.5 million for 2002. The increase is primarily the result of increased shipping and handling costs of the Climate Control Business and costs relating to insurance.

Other Income

Other income was $.7 million for 2003 compared to $3.2 million for 2002. Other income for 2002 includes the recognition of $1.5 million from a property insurance claim.

Interest Expense

Interest expense was $6.1 million in 2003 compared to $8.2 million in 2002. The decrease of $2.1 million primarily resulted from the elimination of interest expense recognition on the Financing Agreement indebtedness, since that transaction for the repurchase of Senior Unsecured Notes was accounted for as a voluntary debt restructuring during the second quarter of 2002 and at that time all future interest payments associated with the Financing Agreement indebtedness were recognized in long-term debt.

Gains on Extinguishment of Debt

As discussed in Notes 8 and 19 of Notes to Consolidated Financial Statements, in December 2002, we sold the remaining assets that comprised all of the explosives manufacturing and distribution business. Approximately $3.5 million of the sales proceeds were used as a prepayment on borrowings under a Financing Agreement entered into in May 2002. Due to this prepayment, ThermaClime recognized a gain on extinguishment of debt of $1.5 million representing accrued interest through maturity on the prepaid principal.

Net Loss from Discontinued Operations

As discussed in Note 19 of Notes to Consolidated Financial Statements, in December 2002, the remaining assets that comprised all of the explosives manufacturing and distribution business of Slurry and UTeC were sold which operations are reflected as discontinued operations. These operations were formerly included in the Chemical Business. The loss from discontinued operations of $3.5 million for 2002 is net of a gain on disposal of $1.6 million.

Cumulative Effect of Accounting Change

Upon adoption of Statement No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002 we recognized $.9 million of negative goodwill as a cumulative effect of accounting change for 2002.

Cash Flow From Operations

Historically, our primary cash needs have been for operating expenses, working capital and capital expenditures. We have financed our cash requirements primarily through internally generated cash flow, borrowings under our revolving credit facilities, secured asset financing and the sale of assets. See additional discussion concerning cash flows from our Climate Control and Chemical Businesses in “Liquidity and Capital Resources.”

For 2004, cash provided by operations from net income plus depreciation and amortization less other non-cash adjustments was $12 million.

Cash used by operations included $9.1 million for increases in accounts receivable, inventories and prepaid supplies and a net decrease of $1.8 million in liabilities. The decrease in liabilities included $4.7 million reduction in deferred rent expense, $1.2 million decrease in customer deposits and $1.6 million reduction in other accruals offset by a $5.7 million increase in accounts payable.

Net cash provided by continuing operating activities was $1.1 million.

The increase in accounts payable relates primarily to:

•	increased volume and cost of production of Climate Control products in November and December of 2004 compared to the same period in 2003 and

•	costs accrued at the El Dorado Facility as a result of a mechanical failure relating to a gas expander in the Chemical Business as discussed above in “Liquidity and Capital Resources”.

The change in deferred rent expense is due, in part, to lease payments under a long-term lease of the Baytown Facility, which increased to $13 million in 2004 from $7.7 million in 2003 in the Chemical Business.

The increase in accounts receivable resulted, in part, from:

•	increased net sales of Climate Control products in November and December of 2004 compared to the same period in 2003,

•	an insurance claim settlement relating to a sulfuric acid plant as discussed above under “Results of Operations”,

•	an account receivable for accumulated repair costs to be recovered from an insurance claim as a result of a mechanical failure of a gas expander as discussed above relating to the Chemical Business,

•	increased net sales of Chemical products from the El Dorado Facility in December 2004 compared to the same period in 2003 and

•	a temporary increase in the number of days our receivables were outstanding at EDNC related to one customer in the Chemical Business.

The increase in inventories relates primarily to:

•	increased volume and cost of production of Climate Control products as discussed above and

•	increased cost of production of Chemical products.

The increase in inventories relating to the Chemical Business was partially offset by:

•	decreased production as a result of a mechanical failure of the gas expander as discussed above and

•	decreased production at the Cherokee Facility as a result of repairs being performed during December 2004.

The decrease in other accrued liabilities includes:

•	decrease in accrued turnaround costs in the Chemical Business and

•	decrease in accrued compensation expenses.

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

Other cash provided by financing activities included proceeds from short-term financing of $5.3 million relating to insurance premiums, a net increase in the Working Capital Revolver Loan of $3.6 million and other long-term borrowings for equipment financing of $2.7 million, offset in part by payments on long-term debt of $4.9 million and payments on short-term financing of $4.8 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

Aggregate Contractual Obligations

Our aggregate contractual obligations as of December 31, 2004 are summarized in the following table. See discussion in “Liquidity and Capital Resources” and Notes 4, 8 and 10 of Notes to Consolidated Financial Statements.

	Total	Payments Due in the Year Ending December 31,					Thereafter
Contractual Obligations		2005	2006	2007	2008	2009
	(in thousands)
Long-term debt:
Working Capital Revolver Loan	$27,489	$—	$—	$—	$—	$27,489	$—
Senior Unsecured Notes due 2007	13,300	—	—	13,300	—	—	—
Senior Secured Loan due 2009	50,000	—	—	625	1,250	48,125	—
Other	15,718	4,833	2,907	2,018	1,134	984	3,842

Total long-term debt	106,507	4,833	2,907	15,943	2,384	76,598	3,842
Interest payments on long-term debt (1)	38,496	9,084	8,691	8,533	6,895	4,341	952
Capital expenditures (2)	8,278	8,278	—	—	—	—	—
Operating leases:
Baytown lease	35,707	2,250	8,175	9,227	11,173	4,882	—
Other operating leases	12,867	2,975	2,231	1,625	1,036	843	4,157
Exchange-traded futures contracts	2,967	2,967	—	—	—	—	—
Purchase obligations	5,528	976	976	976	976	976	648
Other long-term liabilities	4,178	—	1,295	631	501	324	1,427

Total	$214,528	$31,363	$24,275	$36,935	$22,965	$87,964	$11,026

(1)	The estimated interest payments relating to variable interest rate debt are based on the effective interest rates at December 31, 2004 except for the Working Capital Revolver Loan, which rates were was amended February 28, 2005. In addition, we used the balance at December 31, 2004 as the average outstanding balance of the Working Capital Revolver Loan through maturity.

(2)	Capital expenditures include only non-discretionary amounts in our 2005 capital expenditure budget. These amounts do not include (a) an estimated $4.5 million required to repair one of the nitric acid plants as discussed in “Liquidity and Capital Resources” and (b) as discussed in “Environmental Matters” under Item 1, an estimated $3 to $4 million over the next three years as required under a NPDES permit based on current assumptions; an estimated $1.8 million over the next three years for our pro-rata portion of pipeline engineering and construction costs; and an estimated $1.5 to $3 million over the next three to six years relating to the Air CAO.

Availability of Company’s Loss Carry-Overs

For a discussion on our net operating loss carry-overs, see Note 9 of Notes to Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

	YEARS ENDING DECEMBER 31,
	2005	2006	2007	2008	2009	THEREAFTER	TOTAL
	(Dollars in thousands)
Expected maturities of long-term debt:
Variable rate debt	$995	$1,170	$1,226	$1,941	$75,830	$578	$81,740
Weighted average interest rate (1)	8.90%	8.95%	8.99%	9.01%	8.99%	5.34%	8.96%
Fixed rate debt (2)	$3,838	$1,737	$14,717	$722	$694	$3,059	$24,767
Weighted average interest rate (2)	9.39%	9.48%	9.06%	6.77%	6.65%	6.57%	8.70%

(1)	Interest rate is based on the aggregate amount of debt outstanding as of December 31, 2004. On ThermaClime’s Working Capital Revolver Loan, the interest rate is based on the lender’s prime rate plus 2% per annum, or at its option, LIBOR plus 4.5% per annum. As discussed in “Loan Agreements – Terms and Conditions” under Item 7, effective February 28, 2005, the Working Capital Revolver Loan was amended which, among other things, lowered the interest rate to the lenders prime rate plus .75% or LIBOR plus 2%.

(2)	The fixed rate debt and weighted average interest rate are based on the aggregate amount of debt outstanding as of December 31, 2004.

	December 31, 2004		December 31, 2003
	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
	(in thousands)
Variable Rate:
Senior Secured Loan	$50,000	$50,000	$—	$—
Bank debt and equipment financing	31,740	31,740	29,392	29,392
Fixed Rate:
Bank debt and equipment financing	12,574	11,467	13,727	12,588
Financing Agreement (including accrued interest)	—	—	35,893	42,995

	94,314	93,207	$79,012	84,975

Senior Unsecured Notes due 2007 (1)	6,071	13,300		18,300

	$100,385	$106,507		$103,275

(1)	At December 31, 2004 estimated fair value was based on market quotations. At December 31, 2003, there was no active market for the Senior Unsecured Notes due 2007. Therefore the fair value was not determinable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

We have included the financial statements and supplementary financial information required by this item immediately following Part IV of this report and hereby incorporate by reference the relevant portions of those statements and information into this Item 8.

As fully discussed under “Explanatory Introduction Note” on page 4 of this Form 10-K/A and in Notes 1 and 2 of Notes to Consolidated Financial Statements, we amended and restated the accompanying consolidated financial statements and the financial statement schedules I and II.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

As noted on the cover of this Form 10-K/A, we are not an “accelerated filer”. Due to the definitions, certain areas contained within the disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), overlap with the definition of internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act).

In response to comments raised by the staff of the SEC concerning the lack of disclosure relating to our change from the LIFO method of accounting to the FIFO method for inventory of heat pump products within our Climate Control segment, our management agreed with the SEC to disclose the change and restate our 2004 audited financial statements and prior years in accordance with APB No. 20. In connection with the restatement, under the direction of our CEO and CFO, and the benefit of hind sight, we re-evaluated our disclosure controls and procedures that were in effect as of December 31, 2004 and identified the following material weakness:

•	incorrectly assessing the materiality of the change from the LIFO method to the FIFO method of accounting relative to net income resulting in the decision at the time of the change not to disclose and not to restate the prior years’ financial statements.

Solely as a result of this material weakness, we have concluded that our disclosure controls and procedures were not effective as of December 31, 2004. Our management has discussed our disclosure controls and procedures with our Audit Committee and our independent auditors. We are in the process of correcting the above described material weakness.

In addition, we made the following classification changes to our consolidated financial statements:

•	Changed our classification of other income relating to the sale of assets and certain other items and other expense relating to the impairment of certain assets and certain other items from non-operating to operating income in our consolidated statements of income for 2004, 2003 and 2002 in response to comments raised by the staff of the SEC since these transactions were associated with our operations.

•	Changed our classification of the premium financing of certain insurance policies previously offset against the related prepaid insurance to current liabilities in our consolidated balance sheets at December 31, 2004 and 2003 to be in accordance with APB No. 10. In addition, make a conforming change in our classification of the financing portion of prepaid insurance in our consolidated statements of cash flows for 2004, 2003 and 2002 to be in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 95.

•	Changed our classification of certain debt issuance costs previously classified as a current asset in our consolidated balance sheet at December 31, 2004 since it related to long-term debt. In addition, change our classification of the amortization expense of debt issuance costs previously classified as SG&A to interest expense in our consolidated statements of income for 2004, 2003 and 2002 to be in accordance with APB No 21.

•	Changed our classification (from SG&A to cost of sales) of the elimination of certain intercompany transactions (primarily relating to leases and corporate management fees) used in our consolidation process to correct our consolidated statements of income for 2004, 2003 and 2002.

•	Changed our classification of certain shipping costs previously classified as SG&A to net sales in our consolidated statements of income for 2004, 2003 and 2002 to be consistent with the classification of other shipping cost that relate to amounts billed to our customers.

•	Changed our classification of proceeds from property insurance recoveries and their related gains previously included in net cash provided by continuing operating activities to be included in net cash used by investing activities in our consolidated statement of cash flows for 2002 to be in accordance with SFAS No. 95.

In connection with the above changes in classification which did not change or affect net income in our consolidated statements of income, we performed a quantitative and qualitative analysis of these changes and concluded that these classification changes did not result from a material weakness in our disclosure controls and procedures.

In October 2005, we began to formalize a Disclosure Committee. The committee was formed, a chairman was appointed and an outline of tasks was adopted that includes the development of a charter and formal policies and procedures. In December 2005, the charter of the committee was adopted. The committee reports to our CEO and CFO and includes the following:

•	Senior Vice President – Corporate Controller

•	Vice President – General Counsel

•	Vice President – Financial Services

•	Vice President – Controller – Climate Control Business

•	Vice President – Controller – Chemical Business

•	Manager – Financial Reporting

•	Director – Internal Audit

The committee will involve, when and as needed, the top executives responsible for the Company’s two core businesses. The Disclosure Committee, in addition to maintaining the existing oversight activities, will examine and re-evaluate the Company’s policies, procedures and criteria for determining materiality of items relative to operating and net income and the financial statements taken as a whole.

We corrected the material weakness during December 2005.

During the quarter ended December 31, 2004, there were no significant changes to our internal controls over financial reporting. However, subsequent to December 31, 2004, we took certain steps to correct the material weakness as described above.

ITEM 9B.	OTHER INFORMATION

None

SPECIAL NOTE REGARDING

FORWARD-LOOKING STATEMENTS

Certain statements contained within this report may be deemed “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements in this report other than statements of historical fact are Forward-Looking Statements that are subject to known and unknown risks, uncertainties and other factors which could cause actual results and performance of the Company to differ materially from such statements. The words “believe”, “expect”, “anticipate”, “intend”, “will”, and similar expressions identify Forward-Looking Statements. Forward-Looking Statements contained herein relate to, among other things,

•	the demand for our geothermal products will increase,

•	the extensive network of wholesale and retail distribution centers for nitrogen-based fertilizer provides geographic advantages,

•	the impact on our hydronic fan coil operations due to the decline in major lodging and hospitality construction projects is not a long-term trend and will return to historical levels,

•	the “E-2” brand ammonium nitrate fertilizer is recognized as a premium product,

•	the agricultural products are the only seasonal products,

•	competition within the Chemical and Climate Control Businesses is primarily based on price, location of production and distribution sites, service, warranty and product performance,

•	the market and revenues for commercial water source heat pumps will continue to grow,

•	the backlog of confirmed orders for Climate Control products at December 31, 2004 will be filled during 2005,

•	similar cost-plus arrangements in 2005,

•	as it relates to the Chemical Business, we will continue to sell products on a basis whereby the customer accepts the risk of price volatility of anhydrous ammonia and natural gas, and running the plants at optimum rates,

•	we expect to obtain our requirements for raw materials in 2005 in the Climate Control Business, however, changes in the market supply and demand could result in increased costs. We believe the majority of cost increases, if any, will be passed to our customers in the form of higher prices and while we believe we will have sufficient materials, a shortage of steel could impact production of Climate Control products. We do not expect to have any difficulties in obtaining any other necessary materials for our Climate Control Business,

•	the anticipated consent order for Slurry will not have a material adverse effect on the Company,

•	the amount of committed capital expenditures related to our Chemical Business,

•	amounts to be spent relating to compliance with federal, state and local environmental laws at the El Dorado Facility including matters relating to the sulfuric acid plant,

•	liquidity and availability of funds,

•	anticipated financial performance,

•	adequate cash in 2005 from internal cash flows and financing sources to meet our presently anticipated working capital requirements,

•	adequate resources to meet our obligations as they come due,

•	the Plea Agreement will not have a material adverse effect on the Company,

•	the 2005 production levels for nitrogen products sold as fertilizers will approximate the 2004 production levels,

•	ability to make planned capital improvements,

•	amount of and ability to obtain financing for the Discharge Water disposal project,

•	new and proposed requirements to place additional security controls over ammonium nitrate and other nitrogen fertilizers will not materially affect the viability of ammonium nitrate as a valued product,

•	we could obtain anhydrous ammonia from other sources in the event of a termination or interruption of service under our existing purchase agreement,

•	under the terms of an agreement with a supplier, EDC purchasing substantially all of its requirements of purchased ammonia through December 31, 2005,

•	under the terms of an agreement with a customer, EDC supplying this customer with approximately 190,000 tons of industrial grade ammonium nitrate per year through at least March 2007,

•	under the terms of an agreement with a customer, our subsidiary supplying this customer its requirements of 83% ammonium nitrate through at least September 2006,

•	under the terms of an agreement, Bayer purchasing from EDNC all of its requirements for nitric acid at its Baytown operation through at least May 2009,

•	the outlook for nitrogen fertilizer products for spring 2004, however, adverse weather conditions could recur,

•	one of the nitric acid plants will return to production by the end of April 2005,

•	sales volume of chemical products sold pursuant to cost-plus agreements will continue in 2005 at or about the same volume level as in 2004,

•	IEC has meritorious defenses to its lawsuit,

•	ThermaClime’s forecasts for 2005 for ThermaClime’s operating results meeting all required covenant tests for all quarters and the year ending in 2005,

•	management anticipation that these contingent claims will result in no substantial adverse impact on our operating results and/or liquidity,

•	the permit governing the Discharge Water provides appropriate credits and effluent guidelines that are acceptable to EDC,

•	the amount of additional expenditures required under the Discharge Water permit,

•	EDC’s ability to comply with the terms of the Discharge Water permit,

•	the amount of additional expenditures relating to the Air CAO,

•	the good likelihood that Cherokee will recover monies from Dynegy over and above any monies which may be recovered by the plaintiff or owed to Dynegy,

•	emphasis to move Climate Control’s new product lines into an operating profit,

•	management utilizing the net borrowing availability under the Working Capital Revolver at a relatively high level during the spring agricultural season of 2005, and

•	management correcting the material weakness in their disclosure controls and procedures by December 31, 2005.

While we believe the expectations reflected in such Forward-Looking Statements are reasonable, we can give no assurance such expectations will prove to have been correct. There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to,

•	decline in general economic conditions, both domestic and foreign,

•	material reduction in revenues,

•	material increase in interest rates,

•	ability to collect in a timely manner a material amount of receivables,

•	increased competitive pressures,

•	changes in federal, state and local laws and regulations, especially environmental regulations, or in interpretation of such, pending,

•	additional releases (particularly air emissions) into the environment,

•	material increases in equipment, maintenance, operating or labor costs not presently anticipated by us,

•	the requirement to use internally generated funds for purposes not presently anticipated,

•	the inability to secure additional financing for planned capital expenditures,

•	the cost for the purchase of anhydrous ammonia and natural gas,

•	changes in competition,

•	the loss of any significant customer,

•	changes in operating strategy or development plans,

•	inability to fund the working capital and expansion of our businesses,

•	adverse results in any of our pending litigation,

•	possible negative effects as to the restatement discussed in the “Explanatory Introduction Note”,

•	inability to obtain necessary raw materials, and

•	other factors described in “Management’s Discussion and Analysis of Financial Condition and Results of Operation” contained in this report.

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

The Company’s By-laws provide that the Board of Directors, by resolution from time to time, may fix the number of directors that shall constitute the whole Board of Directors. The By-laws presently provide that the number of directors may consist of not less than 3 nor more than 12. As of the date of this report, the Board of Directors currently has set the number of directors at 12.

The By-laws of the Company further provide that only persons nominated by or at the direction of: (a) the Board of Directors of the Company, or (b) any stockholder of the Company entitled to vote for the election of the directors that complies with certain notice procedures, shall be eligible for election as a director of the Company. Any stockholder desiring to nominate any person as a director of the Company must give written notice to the Secretary of the Company at the Company’s principal executive office not less than 50 days prior to the date of the meeting of stockholders to elect directors; except, if less than 60 day’s notice or prior disclosure of the date of such meeting is given to the stockholders, then written notice by the stockholder must be received by the Secretary of the Company not later than the close of business on the 10th day following the day on which such notice of the date of the meeting was mailed or such public disclosure was made. In addition, if the stockholder proposes to nominate any person, the stockholder’s written notice to the Company must provide all information relating to the person whom the stockholder desires to nominate that is required to be disclosed in solicitation of proxies pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Series 2 Preferred The terms of the $3.25 Convertible Exchangeable Class C Preferred Stock, Series 2 (“Series 2 Preferred”) provide that whenever dividends on the Series 2 Preferred are in arrears and unpaid in an amount equal to at least six quarterly dividends: (a) the number of members of the Board of Directors of the Company shall be increased by two effective as of the time of election of such directors; (b) the Company shall, upon the written request of the record holder of 10% of the shares of Series 2 Preferred, call a special meeting of the Preferred Stockholders for the purpose of electing such two additional directors; and (c) the Preferred Stockholders have the exclusive right to vote for and elect such two additional directors. In March 2002, the holders of the Company’s Series 2 Preferred elected Dr. Allen Ford and Mr. Grant Donovan to serve as members of the Company’s Board of Directors pursuant to the terms of the Series 2 Preferred.

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

Directors Information regarding the Company’s directors is as follows:

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

Donald W. Munson, age 72. Mr. Munson first became a director in 1997. His term will expire in 2005. From January 1988, until his retirement in August 1992, Mr. Munson served as President and Chief Operating Officer of Lennox Industries. Prior to 1998, he served as Executive Vice President of Lennox Industries’ Division Operations, President of Lennox Canada and Managing Director of Lennox Industries’ European Operations. Prior to joining Lennox Industries, Mr. Munson served in various capacities with the Howden Group, a company located in Scotland, and The Trane Company, including serving as the managing director of various companies within the Howden Group and Vice President Europe for The Trane Company. He is currently a consultant. Mr. Munson is a resident of England. He has degrees in mechanical engineering and business administration from the University of Minnesota.

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

Barry H. Golsen, J.D., age 54. Mr. Golsen first became a director in 1981. His term will expire in 2006. Mr. Golsen was elected President of the Company in 2004. Mr. Golsen has served as Vice Chairman of the Board of the Company since August 1994, and has been the President of the Company’s Climate Control Business for more than five years. Mr. Golsen has both his undergraduate and law degrees from the University of Oklahoma.

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

Jack E. Golsen, age 76. Mr. Golsen first became a director in 1969. His term will expire in 2007. Mr. Golsen, founder of the Company, is Chairman of the Board of Directors and Chief Executive Officer of the Company and has served in that capacity since the inception of the Company in 1969. During 1996, he was inducted into the Oklahoma Commerce and Industry Hall of Honor as one of Oklahoma’s leading industrialists. Mr. Golsen has a degree from the University of New Mexico in biochemistry.

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

Charles A. Burtch, age 69. Mr. Burtch first became a director in 1999. His term will expire in 2007. Mr. Burtch was formerly Executive Vice-President and West Division Manager of BankAmerica, where he managed BankAmerica’s asset-based lending division for the western third of the United States. He retired in 1998 and has since been engaged as a private investor. Mr. Burtch is a graduate of Arizona State University.

Grant J. Donovan, age 48. Mr. Donovan first became a director in 2002. Mr. Donovan is President and founder of Galehead, Inc. a company specializing on the collections of accounts receivable in the international maritime trade business. Prior to forming Galehead, Inc., Mr. Donovan was a partner in a real estate development firm specializing in revitalizing functionally obsolete industrial buildings. Mr. Donovan received his MBA from Stanford University and his undergraduate degree in Civil Engineering from the University of Vermont. He currently is on the board of directors of EngenderHealth, a 50 year old international aid organization focused on improving women’s healthcare.

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

Executive Officers See information regarding the Company’s executive officers under Item 4A.

Audit Committee The Company has a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The members of the Audit Committee are Messrs. Bernard Ille (Chairman), Charles Burtch, Horace Rhodes, and Ray Ackerman. The Board has determined that each member of the Audit Committee is independent, as defined in the listing standards of the American Stock Exchange (“AMEX”) as of the Company’s fiscal year end. During 2004, the Audit Committee had five meetings.

Audit Committee Financial Expert While the Board of Directors endorses the effectiveness of the Company’s Audit Committee, its membership does not presently include a director that qualifies for designation as an “Audit Committee Financial Expert”, a new concept under federal regulations. However, each of our current members of the Audit Committee is able to read and understand fundamental financial statements and at least one of its members is “financially sophisticated” as defined by applicable AMEX rules. The Board of Directors believes that the background of each member of the Audit Committee is sufficient to fulfill the duties of the Audit Committee. For these reasons, although members of our Audit Committee are not professionally engaged in the practice of accounting or auditing, the Company’s Board of Directors has concluded that the ability of the Company’s Audit Committee to perform its duties would not be impaired by the absence of an “Audit Committee Financial Expert.”

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

Code of Ethics The Chief Executive Officer, the Chief Financial Officer, the principal accounting officer, and the controller of the Company and each of the Company’s subsidiaries, or persons performing similar functions, are subject to the Company’s Code of Ethics. In addition, the Company and all of its subsidiary companies have adopted a Statement of Policy Concerning Business Conduct applicable to their employees. The Company’s Code of Ethics and the Statement of Policy Concerning Business Conduct are available on the Company’s website at www.lsb-okc.com. We will post any amendments to these documents, as well as any waivers that are required to be disclosed pursuant to the rules of either the Securities and Exchange Commission or the AMEX on our website.

Item 11.	EXECUTIVE COMPENSATION

The following table shows the aggregate compensation which the Company and its subsidiaries paid or accrued to the Chief Executive Officer and each of the other four most highly-paid executive officers of the Company (which includes the Vice Chairman of the Board who also serves as President and President of the Company’s Climate Control Business). The table includes compensation for services rendered during 2004, plus any compensation paid during 2004 for services rendered in a prior year, less any amount relating to those services previously included in the summary compensation table for a prior year.

Summary Compensation Table

Annual Compensation
Name and Position	Year	Salary ($) (1)	Bonus ($) (2)	All Other Compensation ($) (3)
Jack E. Golsen, Chairman of the Board of Directors and Chief Executive Officer	2004 2003 2002	495,762 477,400 477,400	— — —	61,133 23,000 —
Barry H. Golsen, Vice Chairman of the Board of Directors, President, and President of the Climate Control Business	2004 2003 2002	339,162 326,600 326,600	85,000 85,000 85,000	— — —
David R. Goss, Executive Vice President of Operations	2004 2003 2002	239,366 209,577 190,500	30,000 — 75,000	— — —
Tony M. Shelby, Executive Vice President of Finance and Chief Financial Officer	2004 2003 2002	249,231 214,108 190,500	30,000 — 85,000	— — —
David M. Shear, Senior Vice President and General Counsel	2004 2003 2002	212,885 184,077 165,000	30,000 — 50,000	— — —

(1)	The Company pays the executive officers on a bi-weekly basis. For 2004, there were 27 bi-weekly payments compared to 26 in 2003 and 2002.

(2)	Bonuses are paid for services rendered in the prior year.

(3)

Life insurance premiums paid by the Company under a $3 million split dollar endorsement life insurance policy purchased in 1996 by the Company on the life of Mr. Golsen. The proceeds of the policy will be used to pay the Company an amount equal to the total premiums paid by the Company and the remaining proceeds will be paid to Mr. Golsen’s estate. Mr. Golsen has no obligation to repay the Company any amounts paid by the Company under such policy. The Company is currently considering terminating this policy in connection with a proposed new death benefit plan with Mr. Golsen. See “Other Plans” under this Item 11.

Option Grants in 2004 The Company did not grant stock options to any of the named executive officers in the above Summary Compensation table during 2004.

Aggregated Option Exercises in 2004 and Year-End Option Values

The following table sets forth information concerning the number and year-end value of unexercised options held by each of the named executive officers during 2004.

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at FY End (1) Exercisable/Unexercisable	Value of Unexercised In-the-Money Options at Fiscal Year End (1) (2) Exercisable/Unexercisable

Jack E. Golsen	(3)	$495,163	176,500 / —	$1,182,550 / $ —
Barry H. Golsen	(4)	$559,503	69,000 / 6,000	$439,926 / $ 30,611
David R. Goss	—	—	195,500 /4,500	$1,046,185 / $ 23,490
Tony M. Shelby	—	—	195,500 /4,500	$1,046,185 / $ 23,490
David M. Shear	(5)	$82,399	160,044 /4,500	$869,755 / $ 23,490

(1)	The stock options granted under the Company’s stock option plans become exercisable 20% after one year from date of grant, an additional 20% after two years, an additional 30% after three years, and the remaining 30% after four years.

(2)	The values are based on the difference between (a) the price of the Company’s Common Stock on the AMEX at the close of trading on December 31, 2004 of $7.95 per share and (b) the exercise price of the option. The actual value realized by a named executive officer on the exercise of these options depends on the market value of the Company’s Common Stock on the date of exercise.

(3)	Mr. Jack E. Golsen exercised his right to purchase shares of the Company’s common stock under the Company’s stock option plans by acquiring 88,500 shares at an aggregate purchase price of $121,688. These 88,500 shares were acquired at an option price per share of $1.375 under the 1998 Stock Option Plan granted to Mr. Golsen on July 8, 1999. As consideration for the acquisition of such shares, Mr. Golsen transferred to the Company 17,458 shares of the Company’s common stock owned by him, having a value per share of $6.97 on June 29, 2004, the date of such exercise, for an aggregate fair market value of $121,688.

(4)

Mr. Barry H. Golsen exercised his right to purchase shares of the Company’s common stock under the Company’s stock option plans by acquiring 100,000 shares at an aggregate purchase price of $137,500. These 100,000 shares were acquired at an option price per share of $1.375 under the 1998 Stock Option Plan granted to Mr. Golsen on July 8, 1999. As consideration for the acquisition of such shares, Mr. Golsen transferred to the Company 19,727 shares of the Company’s common stock owned by him, having a value per share of $6.97 on June 29, 2004, the date of such exercise, for an aggregate fair market value of $137,500.

(5)	Mr. Shear exercised his right to purchase shares of the Company’s common stock under the Company’s stock option plans by acquiring 14,456 shares at an aggregate purchase price of $18,070. These 14,456 shares were acquired at an option price per share of $1.25 under the 1998 Stock Option Plan granted to Mr. Shear on July 8, 1999. As consideration for the acquisition of such shares, Mr. Shear transferred to the Company 2,600 shares of the Company’s common stock owned by him, having a value per share of $6.95 on January 30, 2004, the date of such exercise, for an aggregate fair market value of $18,070.

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

Other Plans The Board of Directors has adopted an LSB Industries, Inc., Employee Savings Plan (the “401(k) Plan”) for the employees (including executive officers) of the Company and its subsidiaries, excluding employees covered under union agreements and certain other employees. The 401(k) Plan is funded by employee contributions, and the Company and its subsidiaries make no contributions to the 401(k) Plan, (with limited matching exceptions at three subsidiary locations). The amount that an employee may contribute to the 401(k) Plan equals a certain percentage of the employee’s compensation, with the percentage based on the employee’s income and certain other criteria as required under Section 401(k) of the Internal Revenue Code. The Company or subsidiary deducts the amounts contributed to the 401(k) Plan from the employee’s compensation each pay period, in accordance with the employee’s instructions, and pays the amount into the 401(k) Plan for the employee’s benefit. The salary and bonus set forth in the Summary Compensation Table above includes any amounts contributed during the 2004, 2003, and 2002 fiscal years pursuant to the 401(k) Plan by the named executive officers of the Company.

The Company has a death benefit plan (the “Plan”) for certain key employees. Under the Plan, the designated beneficiary of an employee covered by the Plan will receive a monthly benefit for a period of ten years if the employee dies while in the employment of the Company or a wholly-owned subsidiary of the Company. The Plan provides, in addition to being subject to other terms and conditions set forth in the Plan, that the Company may terminate the Plan as to any employee at anytime prior to the employee’s death. The Company has purchased life insurance on the life of each employee covered under the Plan to provide, in large part, a source of funds for the Company’s obligations under the Plan. The Company also will fund a portion of the benefits by investing the proceeds of such insurance policy received by the Company upon the employee’s death. The Company is the owner and sole beneficiary of each the insurance policies and the proceeds are payable to the Company upon the death of the employee. The following table sets forth the amounts of annual benefits payable to the designated beneficiary or beneficiaries of the executive officers named in the Summary Compensation Table under the current Plan.

Name of Individual	Amount of Annual Payment
Jack E. Golsen		$175,000
Barry H. Golsen		$30,000
David R. Goss		$35,000
Tony M. Shelby		$35,000
David M. Shear	$	N/A

During 1991 the Company entered into a non-qualified arrangement with certain key employees of the Company and its subsidiaries to provide compensation to such individuals in the event that they are employed by the Company or a subsidiary of the Company at age 65 (the “Retirement Plan”). Under the Retirement Plan, the employee is eligible to receive for the life of such employee, upon reaching age 65, a designated benefit as set forth in the Retirement Plan. If prior to attaining the age 65, the employee dies while in the employment of the Company or a subsidiary of the Company, the designated beneficiary of the employee will receive a monthly benefit for a period of ten years. The Retirement Plan provides, in addition to being subject to other terms and conditions set forth in the Retirement Plan, that the Company may terminate the Retirement Plan as to any employee at any time prior to the employee’s death. The Company has purchased insurance on the life of each employee covered under the Retirement Plan where the Company is the owner and sole beneficiary of the insurance policy, and the proceeds are payable to the Company to provide a source of funds for the Company’s obligations under the Retirement Plan. The Company may also fund a portion of the benefits by investing the proceeds of such insurance policies. Under the terms of the Retirement Plan, if the employee becomes disabled while in the employment of the Company or a wholly-owned subsidiary of the Company, the employee may request the Company to cash-in any life insurance on the life of such employee purchased to fund the Company’s obligations under the Retirement Plan. Jack E. Golsen does not participate in the Retirement Plan. The following table sets forth the amounts of annual benefits payable to the executive officers named in the Summary Compensation Table under the Retirement Plan.

Name of Individual	Amount of Annual Payment
Barry H. Golsen	$17,480
David R. Goss	$17,403
Tony M. Shelby	$15,605
David M. Shear	$17,822

The Compensation Committee has issued a preliminary report to the Board of Directors recommending that the Company enter into an unfunded deferred compensation agreement to provide a death benefit to Jack E. Golsen (the “Proposed Death Benefit Agreement”). This would replace certain existing life insurance benefits. If completed, the Proposed Death Benefit Agreement would provide that, upon Mr. Golsen’s death, the Company would pay to Mr. Golsen’s designated beneficiary the amount equal to 50% of the net proceeds received by the Company under certain whole life insurance policies on Mr. Golsen’s life that would be purchased and owned by the Company. The proposed life insurance policies would provide a stated death benefit of $5 million, resulting in an estimated payment by the Company, upon Mr. Golsen’s death, of

$2.5 million under the Proposed Death Benefit Agreement. If the Proposed Death Benefit Agreement is approved by the Compensation Committee and the Board of Directors, the Company would terminate existing life insurance policies on Mr. Golsen’s life that are owned by the Company. The Compensation Committee is in the process of finalizing its recommendation regarding this proposed plan.

Compensation of Directors

In 2004, the Company compensated eight non-employee directors $10,000 each for their services as directors on the Company’s Board. Certain non-employee directors also served on the Board of Directors of the Company’s subsidiary, ThermaClime, Inc. The non-employee directors of the Company also received $500 for every meeting of the Board of Directors attended during 2004.

Mr. Ackerman received an additional $20,000 for his services on the Audit and Public Relations and Marketing Committees in 2004. Mr. Ille received an additional $20,000 for his services on the Audit, Public Relations and Marketing, and Executive Salary Review Committees in 2004. Mr. Rhodes received an additional $20,000 for his services on the Audit and Executive Salary Review Committees in 2004. Mr. Burtch received an additional $20,000 for his services on the Audit Committee in 2004. Dr. Brown received an additional $44,000 for his services on the Executive Salary Review Committee (through July 2004) and the Benefits and Programs Committee and as a Medical Director in 2004. During 2004, Mr. Munson was paid $40,397 for consulting services in connection with developing the Company’s European business.

As discussed in Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” the Company maintains the 1993 Non-Employee Director Stock Option Plan and the Outside Directors Stock Purchase Plan. The Company did not grant options under these plans during 2004. See “Certain Relationships and Related Transactions” for information concerning compensation paid to an affiliate of Dr. Brown.

Employment Contracts and Termination of Employment and Change in Control Arrangements

(a) Termination of Employment and Change in Control Agreements The Company has entered into severance agreements with each of Jack E. Golsen, Barry H. Golsen, Tony M. Shelby, David R. Goss, David M. Shear.

Each severance agreement provides (among other things) that if, within 24 months after the occurrence of a change in control (as defined) of the Company, the Company terminates the officer’s employment other than for cause (as defined), or the officer terminates his employment for good reason (as defined), the Company must pay the officer an amount equal to 2.9 times the officer’s base amount (as defined). The phrase “base amount” means the average annual gross compensation paid by the Company to the officer and includable in the officer’s gross income during the most recent five year period immediately preceding the change in control. If the officer has been employed by the Company for less than five years, the base amount is calculated with respect to the most recent number of taxable years ending before the change in control that the officer worked for the Company.

The severance agreements provide that a “change in control” means a change in control of the Company of a nature that would require the filing of a Form 8-K with the Securities and Exchange Commission and, in any event, would mean when: (a) any individual, firm, corporation, entity, or group (as defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended) becomes the beneficial owner, directly or indirectly, of 30% or more of the combined voting power of the Company’s outstanding voting securities having the right to vote for the election of directors, except acquisitions by (i) any person, firm, corporation, entity, or group which, as of the date of the severance agreement, has that ownership, or (ii) Jack E. Golsen, his wife; his children and the spouses of his children; his estate; executor or administrator of any estate, guardian or custodian for Jack E. Golsen, his wife, his children, or the spouses of his children, any corporation, trust, partnership, or other entity of which Jack E. Golsen, his wife, children, or the spouses of his children own at least 80% of the outstanding beneficial voting or equity interests, directly or indirectly, either by any one or more of the above-described persons, entities, or estates; and certain affiliates and associates of any of the above-described persons, entities, or estates; (b) individuals who, as of the date of the severance agreement, constitute the Board of Directors of the Company (the “Incumbent Board”) and who cease for any reason to constitute a majority of the Board of Directors except that any person becoming a director subsequent to the date of the severance agreement, whose election or nomination for election is approved by a majority of the Incumbent Board (with certain limited exceptions), will constitute a member of the Incumbent Board; or (c) the sale by the Company of all or substantially all of its assets.

Except for the severance agreement with Jack E. Golsen, the termination of an officer’s employment with the Company “for cause” means termination because of: (a) the mental or physical disability from performing the officer’s duties for a period of 120 consecutive days or one hundred eighty days (even though not consecutive) within a 360 day period; (b) the conviction of a felony; (c) the embezzlement by the officer of Company assets resulting in substantial personal enrichment of the officer at the expense of the Company; or (d) the willful failure (when not mentally or physically disabled) to follow a direct written order from the Company’s Board of Directors within the reasonable scope of the officer’s duties performed during the 60 day period prior to the change in control. The definition of “Cause” contained in the severance agreement with Jack E. Golsen means termination because of: (a) the conviction of Mr. Golsen of a felony involving moral turpitude after all appeals have been completed; or (b) if due to Mr. Golsen’s serious, willful, gross misconduct or willful, gross neglect of his duties has resulted in material damages to the Company and its subsidiaries, taken as a whole, provided that (i) no action or failure to act by Mr. Golsen will constitute a reason for termination if he believed, in good faith, that such action or failure to act was in the Company’s or its subsidiaries’ best interest, and (ii) failure of Mr. Golsen to perform his duties hereunder due to disability shall not be considered willful, gross misconduct or willful, gross negligence of his duties for any purpose.

The termination of an officer’s employment with the Company for “good reason” means termination because of (a) the assignment to the officer of duties inconsistent with the officer’s position, authority, duties, or responsibilities during the 60 day period immediately preceding the change in control of the Company or any other action which results in the diminishment of those duties, position, authority, or responsibilities; (b) the relocation of the officer; (c) any purported termination by the Company of the officer’s employment with the Company otherwise than as permitted by the severance agreement; or (d) in the event of a change in control of the Company, the failure of the successor or parent company to agree, in form and substance satisfactory to the officer, to assume (as to a successor) or guarantee (as to a parent) the severance agreement as of no change in control had occurred.

Except for the severance agreement with Jack E. Golsen, each severance agreement runs until the earlier of: (a) three years after the date of the severance agreement, or (b) the officer’s normal retirement date from the Company; however, beginning on the first anniversary of the severance agreement and on each annual anniversary thereafter, the term of the severance agreement automatically extends for an additional one-year period, unless the Company gives notice otherwise at least 60 days prior to the anniversary date. The severance agreement with Jack E. Golsen is effective for a period of three years from the date of the severance agreement; except that, commencing on the date one year after the date of such severance agreement and on each annual anniversary thereafter, the term of such severance agreement shall be automatically extended so as to terminate three years from such renewal date, unless the Company gives notices otherwise at least one year prior to the renewal date.

(b) Employment Agreement The Company has an employment agreement with Jack E. Golsen, the Chairman of the Board and President of the Company, which requires the Company to employ Mr. Golsen as an executive officer of the Company. The current term of the employment agreement will expire March 21, 2008; however, pursuant to an amendment to the employment agreement approved by the Board of Directors, the term will be automatically renewed for up to three additional three-year periods. The employment agreement may be terminated by either party by written notice at least one year prior to the expiration of the then current term. Under the terms of such employment agreement, Mr. Golsen shall be paid (a) an annual base salary at his 1995 base rate, as adjusted from time to time by the Executive Salary Review Committee, but such shall never be adjusted to an amount less than Mr. Golsen’s 1995 base salary, (b) an annual bonus in an amount as determined by the Executive Salary Review Committee, and (c) receive from the Company certain other fringe benefits.

The employment agreement provides that Mr. Golsen’s employment may not be terminated, except (a) upon conviction of a felony involving moral turpitude after all appeals have been exhausted, (b) Mr. Golsen’s serious, willful, gross misconduct or willful, gross negligence of duties resulting in material damage to the Company and its subsidiaries, taken as a whole, unless Mr. Golsen believed, in good faith, that such action or failure to act was in the Company’s or its subsidiaries’ best interest, and (c) Mr. Golsen’s death. However, no such termination under (a) or (b) above may occur unless and until the Company has delivered to Mr. Golsen a resolution duly adopted by an affirmative vote of three-fourths of the entire membership of the Board of Directors at a meeting called for such purpose after reasonable notice given to Mr. Golsen finding, in good faith, that Mr. Golsen violated (a) or (b) above.

If Mr. Golsen’s employment is terminated in breach of the employment agreement, then he shall, in addition to his other rights and remedies, receive and the Company shall pay to Mr. Golsen (a) in a lump sum cash payment, on the date of termination, a sum equal to the amount of Mr. Golsen’s annual base salary at the time of such termination and the amount of the last bonus paid to Mr. Golsen prior to such termination times the number of years remaining under the then current term of the employment agreement and (b) provide to Mr. Golsen all of the fringe benefits that the Company was obligated to provide during his employment under the employment agreement for the remainder of the term of the employment agreement.

If there is a change in control (as defined in the severance agreement between Mr. Golsen and the Company) and within 24 months after such change in control Mr. Golsen is terminated, other than for Cause (as defined in the severance agreement), then in such event, the severance agreement between Mr. Golsen and the Company shall be controlling.

In the event Mr. Golsen becomes disabled and is not able to perform his duties under the employment agreement as a result thereof for a period of 12 consecutive months within any two-year period, the Company shall pay Mr. Golsen his full salary for the remainder of the term of the employment agreement and thereafter 60% of such salary until Mr. Golsen’s death.

Compensation Committee Interlocks and Insider Participation The Company’s Executive Salary Review Committee has the authority to set the compensation of all officers of the Company. This Committee generally considers and approves the recommendations of the Chief Executive Officer. The Chief Executive Officer does not make a recommendation regarding his own salary. The members of the Executive Salary Review Committee are the following non-employee directors: Bernard G. Ille and Horace G. Rhodes. Neither Mr. Ille nor Mr. Rhodes is, or ever has been, an officer or employee of the Company or any of its subsidiaries. During 2004, the Executive Salary Review Committee had one meeting.

See “Compensation of Directors” for information concerning compensation paid to each non-employee director of the Company during 2004 for services as a director to the Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth the information as of December 31, 2004, with respect to our equity compensation plans.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders (1)	1,011,204	$2.53	356,500
Equity compensation plans not approved by stockholders (2)	924,000	$2.08	—

Total	1,935,204	$2.31	356,500

(1)	Stockholder Approved Plans. The Company’s equity compensation plans which are approved by the Company’s stockholders are the following:

•	1993 Stock Option and Incentive Plan (the “1993 Plan”). As of December 31, 2004, 443,500 shares are issuable under outstanding options granted under the 1993 Plan, and no additional shares are available for future issuance.

•	1998 Stock Option Plan (the “1998 Plan”). As of December 31, 2004, 477,704 shares are issuable under outstanding options granted under the 1998 Plan, and 61,500 additional shares are available for future issuance.

•	Outside Directors Stock Option Plan (the “Outside Directors Plan”). As of December 31, 2004, 90,000 shares are issuable under outstanding options granted under the Outside Directors Plan and 295,000 additional shares are available for future issuance. The Outside Directors Plan authorizes the Company to grant options to purchase common stock to each member of our Board of Directors who is not an officer or employee of the Company or its subsidiaries. These options become fully exercisable after six months and one day from the date of grant and lapse at the end of ten years. The exercise price of options granted under the Outside Directors Plan is equal to the market value of our common stock at the date of grant.

The 1993 Plan and 1998 Plan each authorize the Company to grant options to purchase common stock to our employees. All outstanding options granted to employees under these plans have a term of ten years and become exercisable as to 20% of the underlying shares after one year from date of grant, 40% after two years, 70% after three years, and 100% after four years. The exercise price of outstanding options granted under these plans is equal to the market value of the Company’s common stock at the date of grant. However, with respect to participants who own 10% or more of our common stock at the date of grant, the options have a term of five years, and the exercise price is 110% of the market value at the date of grant.

(2) Non-Stockholder Approved Plans. From time to time, our Board of Directors has approved the grants of certain nonqualified stock options as the Board has determined to be in the best interest of the Company to compensate directors, officers, or employees for service to the Company. Unless otherwise indicated below, (a) the price of each such option is equal to the market value of our common stock at the date of grant, (b) the options become exercisable as to 20% of the underlying shares after one year from the date of grant, 40% after two years, 70% after three years, and 100% after four years, and (c) each option expires ten years from the grant date. The Company’s equity compensation plans which have not been approved by the stockholders are the following:

•	Effective December 1, 2002, the Company granted nonqualified options to purchase up to an aggregate 112,000 shares of common stock to former employees of two former subsidiaries. These options were part of the employees’ severance compensation arising from the sale of the former subsidiaries’ assets. Each recipient of a grant received options for the same number of shares and having the same exercise price as under the recipient’s vested incentive stock options which expired upon the sale. Each nonqualified option was exercisable as of the date of grant and has a term of ten years from the original date of grant. As of December 31, 2004, 14,000 shares are issuable under the following options: 5,000 have an exercise price of $4.188 per share and expire from June 8, 2005 through April 22, 2008, 4,000 have an exercise price of $2.73 per share and expire November 21, 2011 and 5,000 have an exercise price of $1.25 and expire July 8, 2009.

•	On November 7, 2002, the Company granted to an employee of the Company a nonqualified stock option to acquire 50,000 shares of common stock in consideration of services rendered to the Company. As of December 31, 2004, 30,000 shares are issuable at an exercise price of $2.62 per share.

•	On November 29, 2001, the Company granted to employees of the Company nonqualified stock options to acquire 102,500 shares of common stock in consideration of services to the Company. As of December 31, 2004, 74,500 shares are issuable at an exercise price of $2.73 per share.

•	On July 20, 2000, the Company granted nonqualified options to a former employee of the Company to acquire 185,000 shares of common stock in consideration of services to the Company. The following are the exercise prices per share for these options: 5,000 shares at $5.362; 80,000 shares at $4.538; 60,000 shares at $1.375; and 40,000 shares at $1.25. These options were for the same number of shares and the same exercise prices as under the stock options held by the former employee prior to leaving the Company. These options were fully vested at the date of grant and expire, as to 100,000 shares, nine years from the date of grant and as to the remaining 85,000 shares, seven years from the date of grant.

•	On July 8, 1999, in consideration of services to the Company, the Company granted nonqualified stock options to acquire 371,500 shares of common stock at an exercise price of $1.25 per share to Jack E. Golsen (176,500 shares), Barry H. Golsen (55,000 shares) and Steven J. Golsen (35,000 shares), David R. Goss (35,000 shares), Tony M. Shelby (35,000 shares), and David M. Shear (35,000 shares) and also granted to certain other employees nonqualified stock options to acquire a total of 165,000 shares of common stock at an exercise price of $1.25 per share in consideration of services to the Company. As of December 31, 2004, 516,500 shares are issuable.

•	On April 22, 1998 the Company granted to certain employees and to each member of our Board of Directors who was not an officer or employee of the Company or its subsidiaries nonqualified stock options to acquire shares of common stock at an exercise price of $4.1875 per share in consideration of services to the Company. As of December 31, 2004 104,000 shares are issuable under outstanding options under these agreements.

Security Ownership of Certain Beneficial Owners The following table shows the total number and percentage of the outstanding shares of the Company’s voting common stock and voting preferred stock beneficially owned as of the close of business on March 15, 2005 with respect to each person (including any “group” as used in Section 13(d)(3) of the Securities Act of 1934, as amended) that the Company knows to have beneficial ownership of more than 5% of the Company’s voting common stock or voting preferred stock. A person is deemed to be the beneficial owner of voting shares of common stock or preferred stock of the Company which the beneficial owner could acquire within 60 days of March 15, 2005.

Because of the requirements of the Securities and Exchange Commission as to the method of determining the amount of shares an individual or entity may beneficially own, the amounts shown below for an individual or entity may include shares also considered beneficially owned by others.

Name and Address of Beneficial Owner	Title of Class	Amounts of Shares Beneficially owned (1)		Percent of Class
Jack E. Golsen and members of his family (2)	Common Voting Preferred	4,608,388 1,020,000	(3)(5)(6) (4)(6)	30.5 99.9%
Kent C. McCarthy and affiliates (7)	Common	2,387,785	(7)	16.1%
Paul J. Denby (8)	Common	1,154,090	(8)	8.3%
James W. Sight (9)	Common	897,165	(9)	6.5%

(1)	The Company based the information with respect to beneficial ownership on information furnished by the above-named individuals or entities or contained in filings made with the Securities and Exchange Commission or the Company’s records.

(2)	Includes Jack E. Golsen and the following members of his family: wife, Sylvia H. Golsen; son, Barry H. Golsen (a Director, Vice Chairman of the Board of Directors, President and President of the Climate Control Business of the Company); son, Steven J. Golsen (Executive officer of several subsidiaries of the Company); and daughter, Linda F. Rappaport. The address of Jack E. Golsen, Sylvia H. Golsen, Barry H. Golsen, and Linda F. Rappaport is 16 South Pennsylvania Avenue, Oklahoma City, Oklahoma 73107; and Steven J. Golsen’s address is 7300 SW 44th Street, Oklahoma City, Oklahoma 73179.

(3)

Includes (a) the following shares over which Jack E. Golsen (“J. Golsen”) has the sole voting and dispositive power: (i) 25,000 shares that he owns of record, (ii) 4,000 shares that he has the right to acquire upon conversion of a promissory note, (iii) 133,333 shares that he has the right to acquire upon the conversion of 4,000 shares of the Company’s Series B 12% Cumulative Convertible Preferred Stock (the “Series B Preferred”) owned of record by a trust, of which he is the sole trustee, (iv) 119,929 shares owned of record by a trust, of which he is the sole trustee, and (v) 176,500 shares that he has the right to acquire within the next 60 days under the Company’s stock option plans; (b) 838,747 shares owned of record by a trust, of which Sylvia H. Golsen is the sole trustee, over which she and her husband, J. Golsen share voting and dispositive power; (c) 301,889 shares over which Barry H. (“B. Golsen”) has the sole voting and dispositive power, 533 shares owned of record by B. Golsen’s wife, over which he shares the voting and dispositive power, and 69,000 shares that he has the right to acquire within the next 60 days under the Company’s stock option plans; (d) 239,165 shares over which Steven J. Golsen (“S. Golsen”) has the sole voting and dispositive power and 49,000 shares that he has the right to acquire within the next 60 days under the Company’s stock option plans; (e) 176,606 shares held in trust for the grandchildren and great grandchild of J. Golsen and Sylvia H. Golsen of which B. Golsen, S. Golsen and Linda F. Rappaport (“L. Rappaport”) jointly share voting and dispositive power; (f) 82,552 shares owned of record by L. Rappaport over which she has sole voting and dispositive power; (g) 1,306,199 shares owned of record by SBL Corporation (“SBL”), 39,177 shares that SBL has the right to acquire upon conversion of 9,050 shares of the Company’s non-voting $3.25 Convertible Exchangeable Class C Preferred Stock, Series 2 (the “Series 2 Preferred”), 400,000 shares that SBL has the right to acquire upon conversion of 12,000 shares of Series B Preferred owned of record by SBL, and 250,000 shares that SBL has to right to acquire upon conversion of 1,000,000 shares of the Company’s Series D 6% cumulative, convertible Class C preferred stock (“Series D Preferred”) owned of record by SBL and (h) 88,100 shares owned of record by Golsen Petroleum Corporation (“GPC”), which is a wholly-owned subsidiary of SBL, 133,333 shares that GPC has the right to acquire upon conversion of 4,000 shares of Series B Preferred owned of record by GPC and 175,325 shares that GPC has the right to acquire upon conversion of 40,500 shares of Series 2 Preferred owned of record by GPC. SBL is wholly-owned by Sylvia H. Golsen (40% owner), B. Golsen (20% owner), S. Golsen (20% owner), and L. Rappaport (20% owner) and, as a result, SBL, J. Golsen, Sylvia H. Golsen, B. Golsen, S. Golsen, and L. Rappaport share the voting and dispositive power of the shares beneficially owned by SBL. SBL’s address is 16 South Pennsylvania Avenue, Oklahoma City, Oklahoma 73107.

(4)	Includes: (a) 4,000 shares of Series B Preferred owned of record by a trust, of which J. Golsen is the sole trustee, over which he has the sole voting and dispositive power; (b) 12,000 shares of Series B Preferred owned of record by SBL; (c) 4,000 shares Series B Preferred owned of record by SBL’s wholly-owned subsidiary, GPC, over which SBL, J. Golsen, Sylvia H. Golsen, B. Golsen, S. Golsen, and L. Rappaport share the voting and dispositive power and (d) 1,000,000 shares of Series D Preferred owned of record by SBL.

(5)	Does not include 70,200 shares of Common Stock that L. Rappaport’s husband owns of record and 185,000 shares which he has the right to acquire within the next 60 days under the Company’s stock option plans, all of which L. Rappaport disclaims beneficial ownership. Does not include 256,120 shares of Common Stock owned of record by certain trusts for the benefit of B. Golsen, S. Golsen, and L. Rappaport over which B. Golsen, S. Golsen and L. Rappaport have no voting or dispositive power. Heidi Brown Shear, an officer of the Company and the niece of J. Golsen, is the Trustee of each of these trusts.

(6)	J. Golsen disclaims beneficial ownership of the shares that B. Golsen, S. Golsen, and L. Rappaport each have the sole voting and investment power over as noted in footnote (3) above. B. Golsen, S. Golsen, and L. Rappaport disclaim beneficial ownership of the shares that J. Golsen has the sole voting and investment power over as noted in footnotes (3) and (4) and the shares owned of record by Sylvia H. Golsen. Sylvia H. Golsen disclaims beneficial ownership of the shares that J. Golsen has the sole voting and dispositive power over as noted in footnotes (3) and (4) above.

(7)	Kent C. McCarthy, manager of Jayhawk Capital Management, L.L.C. (“Jayhawk”), a Delaware limited liability company and investment advisor, is deemed to beneficially own 2,387,785 shares of the Company’s Common Stock (which includes 1,164,285 shares of Common Stock receivable upon conversion of 268,950 shares of Series 2 Preferred and 112,500 shares of Common Stock that may be acquired upon exercise of warrants). This number of shares includes the shares Mr. McCarthy personally owns, as well as the shares he controls as manager and sole member of Jayhawk. As manager and sole member of Jayhawk, Mr. McCarthy has sole voting and dispositive power over the Common Stock beneficially owned by Jayhawk. Jayhawk is deemed to have beneficial ownership of 2,113,754 shares of the Company’s Common Stock (which includes 1,061,254 shares of Common Stock receivable upon conversion of 245,150 shares of Series 2 Preferred and 112,500 shares of Common Stock that may be acquired upon exercise of warrants), all of which shares are held in portfolios of (a) Jayhawk Institutional Partners, L.P. (“Jayhawk Institutional”), a Delaware limited partnership, (1,745,192 shares of Common Stock which includes 690,692 shares of Common Stock receivable upon conversion of 159,550 shares of Series 2 Preferred and 112,500 shares of Common Stock that may be acquired upon exercise of warrants) and (b) Jayhawk Investments, L.P. (“Jayhawk Investments”), a Delaware limited partnership, (370,562 shares of Common Stock receivable upon conversion of 85,600 shares of Series 2 Preferred). Jayhawk is the general partner and manager of Jayhawk Institutional and Jayhawk Investments and, as such, has sole voting and dispositive power over these shares. Mr. McCarthy disclaims beneficial ownership of all such shares other than his personal holdings. Mr. McCarthy’s address is 8201 Mission Road, Suite 110, Prairie Village, Kansas 66208. See “Item 13. Certain Relationships and Related Transactions.”

(8)	Paul J. Denby advised the Company that he has voting and dispositive power over 1,154,090 shares of Common Stock (which includes 216,450 shares of Common Stock receivable upon conversion of 50,000 shares of Series 2 Preferred). This number of shares includes 53,640 shares beneficially owned by Mr. Denby’s spouse over which Mr. Denby shares voting and dispositive power. Mr. Denby’s address is 4613 Redwood Court, Irving, Texas 75038.

(9)	James W. Sight has sole voting and dispositive power over 897,165 shares of Common Stock (which includes 175,012 shares of Common Stock receivable upon conversion of 40,428 shares of Series 2 Preferred). Mr. Sight’s address is 8500 College Boulevard, Overland Park, Kansas 66210.

Security Ownership of Management The following table sets forth information obtained from the directors of the Company and the directors and executive officers of the Company as a group as to their beneficial ownership of the Company’s voting Common Stock and voting Preferred Stock as of March 15, 2005.

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

Name of Beneficial Owner	Title of Class	Amount of Shares Beneficially Owned (1)		Percent of Class
Raymond B. Ackerman	Common	21,000	(2)	*
Robert C. Brown, M.D.	Common	208,329	(3)	1.5%
Charles A. Burtch	Common	15,000	(4)	*
Grant J. Donovan	Common	42,451	(5)	*
Dr. N. Allen Ford	Common	432	(6)	*
Barry H. Golsen	Common Voting Preferred	2,940,162 1,016,000	(7) (7)	20.0 99.6	% %
Jack E. Golsen	Common Voting Preferred	3,689,643 1,020,000	(8) (8)	24.6 99.9	% %
David R. Goss	Common	307,572	(9)	2.2%
Bernard G. Ille	Common	45,000	(10)	*
Donald W. Munson	Common	16,432	(11)	*
Horace G. Rhodes	Common	20,000	(12)	*
Tony M. Shelby	Common	354,229	(13)	2.6%
Directors and Executive Officers as a group number (14 persons)	Common Voting Preferred	5,675,004 1,020,000	(14)	35.7 99.9	% %

*	Less than 1%.

(1)	The Company based the information, with respect to beneficial ownership, on information furnished by each director or officer, contained in filings made with the Securities and Exchange Commission, or contained in the Company’s records.

(2)	This amount includes the following shares over which Mr. Ackerman shares voting and dispositive power: (a) 2,000 shares held by Mr. Ackerman’s trust, and (b) 4,000 shares held by the trust of Mr. Ackerman’s wife. The remaining 15,000 shares of Common Stock included herein are shares that Mr. Ackerman may acquire pursuant to currently exercisable non-qualified stock options granted to him by the Company.

(3)	The amount shown includes 15,000 shares of Common Stock that Dr. Brown may acquire pursuant to currently exercisable non-qualified stock options granted to him by the Company. The shares, with respect to which Dr. Brown shares the voting and dispositive power, consists of 122,516 shares owned by Dr. Brown’s wife, 50,727 shares owned by Robert C. Brown, M.D., Inc., a corporation wholly-owned by Dr. Brown, and 20,086 shares held by the Robert C. Brown M.D., Inc. Employee Profit Sharing Plan, of which Dr. Brown serves as the trustee. The amount shown does not include 19,914 shares owned directly, or through trusts, by the children of Dr. Brown and the son-in-law of Dr. Brown, David M. Shear, all of which Dr. Brown disclaims beneficial ownership.

(4)	Mr. Burtch has sole voting and dispositive power over these shares, which may be acquired by Mr. Burtch pursuant to currently exercisable non-qualified stock options granted to him by the Company.

(5)	The amount includes (a) 41,951 shares of common stock including 30,251 shares that Mr. Donovan has the right to acquire upon conversion of 6,988 shares of Series 2 Preferred, over which Mr. Donovan has the sole voting and dispositive power, and (b) 500 shares owned of record by Mr. Donovan’s wife, voting and dispositive power of which are shared by Mr. Donovan and his wife.

(6)	Dr. Ford has sole voting and dispositive power over these shares that Dr. Ford has the right to acquire upon conversion of 100 shares of Series 2 Preferred.

(7)	See footnotes (3), (4), and (6) of the table under “Security Ownership of Certain Beneficial Owners” of this item for a description of the amount and nature of the shares beneficially owned by B. Golsen.

(8)	See footnotes (3), (4), and (6) of the table under “Security Ownership of Certain Beneficial Owners” of this item for a description of the amount and nature of the shares beneficially owned by J. Golsen.

(9)	Mr. Goss has the sole voting and dispositive power over these shares, which include 195,500 shares that Mr. Goss has the right to acquire within 60 days pursuant to options granted under the Company’s stock option plans.

(10)	The amount includes (a) 25,000 shares of common stock, including 15,000 shares that Mr. Ille may purchase pursuant to currently exercisable non-qualified stock options, over which Mr. Ille has the sole voting and dispositive power, and (b) 20,000 shares owned of record by Mr. Ille’s wife, voting and dispositive power of which are shared by Mr. Ille and his wife.

(11)	Mr. Munson has the sole voting and dispositive power over these shares, which include (a) 432 shares of Common Stock that Mr. Munson has the right to acquire upon conversion of 100 shares of Series 2 Preferred and (b) 15,000 shares that Mr. Munson may purchase pursuant to currently exercisable non-qualified stock options.

(12)	Mr. Rhodes has sole voting and dispositive power over these shares, which include 15,000 shares that may be acquired by Mr. Rhodes pursuant to currently exercisable non-qualified stock options granted to him by the Company.

(13)	Mr. Shelby has the sole voting and dispositive power over these shares, which include 195,500 shares that Mr. Shelby has the right to acquire within 60 days pursuant to options granted under the Company’s stock option plans and 15,151 shares that Mr. Shelby has the right to acquire upon conversion of 3,500 shares of Series 2 Preferred.

(14)	The amount shown includes 1,061,044 shares of Common Stock that executive officers, directors, or entities controlled by executive officers and directors of the Company have the right to acquire within 60 days.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Northwest Northwest Internal Medicine Associates (“Northwest”), a division of Plaza Medical Group, P.C., has an agreement with the Company to perform medical examinations of the management and supervisory personnel of the Company and its subsidiaries. Under such agreement, Northwest is paid $2,000 a month to perform all such examinations. Dr. Robert C. Brown (a director of the Company) is Vice President and Treasurer of Plaza Medical Group, P.C.

LSB Chemical In 1983, LSB Chemical Corp. (“LSB Chemical”), a subsidiary of the Company, acquired all of the outstanding stock of El Dorado Chemical Company (“EDC”) from its then four stockholders (“Ex-Stockholders”). A substantial portion of the purchase price consisted of an earnout based primarily on the annual after-tax earnings of EDC for a ten-year period. During 1989, two of the Ex-Stockholders received LSB Chemical promissory notes for a portion of their earnout, in lieu of cash, totaling approximately $896,000, payable $496,000 in January 1990, and $400,000 in May 1994. LSB Chemical agreed to a buyout of the balance of the earnout from the four Ex-Stockholders for an aggregate purchase amount of $1,231,000. LSB Chemical purchased for cash the earnout from two of the Ex-Stockholders and issued multi-year promissory notes totaling $676,000 to the other two Ex-Stockholders. The remaining balance of these notes of $400,000 was paid during 2004.

Prime At October 15, 2001 Prime Financial Corporation (“Prime”), a subsidiary of the Company, had a note with an outstanding principal balance of $1,350,000 (the “Prime Note”) owed to SBL Corporation (“SBL”), a corporation wholly owned by the spouse and children of Jack E. Golsen, Chairman of the Board and President of the Company. The Prime Note was issued in connection with a loan from SBL to Prime of funds borrowed by SBL from SBL’s lender. In order to obtain the loan from SBL, Prime was required to (a) issue to SBL’s lender a limited guaranty of the lender’s loan to SBL, and (b) pledge to SBL’s lender 1,973,461 shares of the Company’s common stock owned by Prime as security for the limited guaranty.

On October 18, 2001 the Company, Prime, and SBL entered into an agreement (the “Agreement”) whereby the Company issued to SBL 1,000,000 shares of a newly created series of Series D Convertible Preferred Stock in the Company (“Series D Preferred Stock”). In consideration of the issuance of the Series D Preferred stock, SBL (a) reduced the principal amount of the Prime Note by $1,000,000, (b) caused Prime’s limited guaranty to be reduced to an amount not to exceed $350,000, and (c) caused the shares of LSB common stock pledged by Prime to SBL’s lender to be reduced by 1,000,000 shares. In February 2003, SBL’s lender terminated Prime’s limited guaranty and released all shares of LSB common stock pledged by Prime to secure the limited guaranty. The remaining balance of $50,000 under the Prime Note was paid during 2004.

Each share of Series D Preferred Stock issued to SBL has, among other things, .875 votes and the right to vote as a class with the Company’s common stock, a liquidation preference of $1.00 per share, cumulative dividends at the rate of 6% per annum, and is convertible into LSB common stock on the basis of four shares of Preferred Stock into one share of common stock. Dividends on the Series D Preferred Stock issued to SBL will be paid only after accrued and unpaid dividends are paid on the Company’s Series 2 Preferred. At December 31, 2004, there were $.2 million in accrued but unpaid dividends due on the Series D Preferred Stock.

Jayhawk Effective March 25, 2003, the Company completed a private placement to Jayhawk Institutional Partners, L.P. (“Jayhawk Institutional”) of 450,000 shares of the Company’s common stock and a five-year warrant to purchase up to 112,500 shares of the Company’s common stock at an exercise price of $3.49 per share, subject to anti-dilution adjustments under certain conditions. The total price paid by Jayhawk to the Company for the shares of common stock and the warrant was $1,570,500. The average closing price of the Company’s common stock over the 30-day period prior to the transaction was $3.49. Jayhawk has certain registration rights. See “Security Ownership of Certain Beneficial Owners” for a description of the beneficial ownership of our common stock by Kent C. McCarthy and affiliates, including Jayhawk Institutional.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Independent Registered Public Accounting Firm

Audit Fees

The aggregate fees billed by Ernst & Young LLP for professional services rendered for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2004 and 2003, for the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q for those fiscal years, and for review of documents filed with the Securities and Exchange Commission for those fiscal years were approximately $602,500 and $737,250, respectively.

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

Engagement of the Independent Registered Public Accounting Firm

The Audit Committee is responsible for approving all engagements with Ernst & Young LLP to perform audit or non-audit services for us prior to us engaging Ernst & Young LLP to provide those services. All of the services under the headings Audit Related, Tax Services, and All Other Fees were approved by the Audit Committee in accordance with paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X of the Exchange Act. The Audit Committee of the Company’s Board of Directors has considered whether Ernst & Young LLP’s provision of the services described above for the fiscal years ended December 31, 2004 and 2003 is compatible with maintaining its independence.

Audit Committee’s Pre-Approval Policies and Procedures All audit and non-audit services that may be provided by our principal accountant, Ernst & Young LLP to the Company require pre-approval by the Audit Committee. Further, Ernst & Young LLP shall not provide those services to the Company specifically prohibited by the Securities and Exchange Commission, including bookkeeping or other services related to the accounting records or financial statements of the audit client; financial information systems design and implementation; appraisal or valuation services, fairness opinion, or contribution-in-kind reports; actuarial services; internal audit outsourcing services; management functions; human resources; broker-dealer, investment adviser, or investment banking services; legal services and expert services unrelated to the audit; and any other service that the Public Company Oversight Board determines, by regulation, is impermissible.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) Financial Statements (Restated)

The following consolidated financial statements of the Company appear immediately following this Part IV:

(a) (2) Financial Statement Schedule

The Company has included the following schedules in this report:

I – Condensed Financial Information of Registrant (Restated)	F-70 to F-73

II – Valuation and Qualifying Accounts (Restated)	F-74 to F-75

We have omitted all other schedules because the conditions requiring their filing do not exist or because the required information appears in our Consolidated Financial Statements (As Restated), including the notes to those statements.

(a)(3) Exhibits

3.1	Restated Certificate of Incorporation, the Certificate of Designation dated February 17, 1989 and certificate of Elimination dated April 30, 1993 which the Company hereby incorporates by reference from Exhibit 4.1 to the Company’s Registration Statement, No. 33-61640; Certificate of Designation for the Company’s $3.25 Convertible Exchangeable Class C Preferred Stock, Series 2, which the Company hereby incorporates by reference from Exhibit 4.6 to the Company’s Registration Statement, No. 33-61640.

3.2	Certificate of Designations of LSB Industries, Inc., relating to the issuance of a new series of Class C Preferred Stock, which the Company hereby incorporates by reference form Exhibit 10.3 to the Company’s Form 10-Q for the fiscal quarter ended September 30, 2001.

3.3	Bylaws, as amended, which the Company hereby incorporates by reference from Exhibit 3(ii) to the Company’s Form 10-Q for the quarter ended June 30, 1998

4.1	Specimen Certificate for the Company’s Non-cumulative Preferred Stock, having a par value of $100 per share, which the Company hereby incorporates by reference from Exhibit 4.1 to the Company’s Form 10-Q for the quarter ended June 30, 1983.

4.2	Specimen Certificate for the Company’s Series B Preferred Stock, having a par value of $100 per share, which the Company hereby incorporates by reference from Exhibit 4.27 to the Company’s Registration Statement No. 33-9848.

4.3	Specimen Certificate for the Company’s Series 2 Preferred, which the Company hereby incorporates by reference from Exhibit 4.5 to the Company’s Registration Statement No. 33-61640.

4.4	Specimen of Certificate of Series D 6% Cumulative, Convertible Class C Preferred Stock which the Company hereby incorporates by reference from Exhibit 4.1 to the Company’s Form 10-Q for the fiscal quarter ended September 30, 2001.

4.5	Specimen Certificate for the Company’s Common Stock, which the Company incorporates by reference from Exhibit 4.4 to the Company’s Registration Statement No. 33-61640.

4.6	Renewed Rights Agreement, dated January 6, 1999 between the Company and Bank One, N.A., which the Company hereby incorporates by reference from Exhibit No. 1 to the Company’s Form 8-A Registration Statement, dated January 27, 1999.

4.7	Indenture, dated as of November 26, 1997 by and among ThermaClime, Inc., the Subsidiary Guarantors and Bank One, NA, as trustee, which the Company hereby incorporates by reference from Exhibit 4.1 to the Company’s Form 8-K, dated November 26, 1997.

4.8	First Supplemental Indenture, dated February 8, 1999 by and among ThermaClime, Inc., the Guarantors, and Bank One N.A., which the Company hereby incorporates by reference from Exhibit 4.19 to the Company’s Form 10-K for the year ended December 31, 1998.

4.9	Fifth Supplemental Indenture, dated May 24, 2002 among the Company, the Guarantors, and Bank One, N.A, which the Company hereby incorporates by reference from Exhibit 4.3 to the Company’s Form 8-K, dated May 24, 2002.

4.10	Form of 10 3/4% Series B Senior Notes due 2007 which the Company hereby incorporates by reference from Exhibit 4.3 to the ThermaClime Registration Statement, No. 333-44905.

4.11	Loan and Security Agreement, dated April 13, 2001 by and among LSB Industries, Inc., ThermaClime and each of its Subsidiaries that are Signatories, the Lenders that are Signatories and Foothill Capital Corporation, which the Company hereby incorporates by reference from Exhibit 10.51 to ThermaClime, Inc.’s amendment No. 1 to Form 10-K for the fiscal year ended December 31, 2000.

4.12	Second Amendment to Loan and Security Agreement, dated May 24, 2002 by and among the Company, LSB, certain subsidiaries of the Company, Foothill Capital Corporation and Congress Financial Corporation (Southwest), which the Company hereby incorporates by reference from Exhibit 4.1 to the Company’s Form 8-K, dated May 24, 2002. Omitted are exhibits and schedules attached thereto. The Agreement contains a list of such exhibits and schedules, which the Company agrees to file with the Commission supplementally upon the Commission’s request.

4.13	Third Amendment, dated as of November 18, 2002 to the Loan and Security Agreement dated as of April 13, 2001 as amended by the First Amendment dated as of August 3, 2001 and the second Amendment dated as of May 24, 2002 by and among LSB Industries, Inc., ThermaClime, Inc., and certain subsidiaries of ThermaClime, Congress Financial Corporation (Southwest) and Foothill Capital Corporation which the Company hereby incorporates by reference from Exhibit 4.1 to the Company’s Form 10-Q for the fiscal quarter ended September 30, 2002.

4.14	Fourth Amendment, dated as of March 3, 2003 to the Loan and Security Agreement dated as of April 13, 2001 as amended by the First, Second, and Third Amendments, by and among LSB Industries, Inc., ThermaClime, Inc., and certain subsidiaries of ThermaClime, Inc., Congress Financial Corporation (Southwest) and Foothill Capital Corporation, which the Company hereby incorporates by reference from Exhibit 4.18 to the Company’s Form 10-K for the fiscal year ended December 31, 2002.

4.15	Fifth Amendment, dated as of December 31, 2003 to the Loan and Security Agreement dated as of April 13, 2001 as amended by the First, Second, Third and Fourth Amendments, by and among LSB Industries, Inc., ThermaClime, Inc., and certain subsidiaries of ThermaClime, Inc., Congress Financial Corporation (Southwest) and Wells Fargo Foothill, Inc., which the Company hereby incorporates by reference from Exhibit 4.15 to the Company’s Form 10-K for the fiscal year ended December 31, 2004.

4.16	Waiver and Consent, dated March 25, 2004 to the Loan and Security Agreement, dated as of April 13, 2001 (as amended to date), by and among LSB Industries, Inc., ThermaClime, Inc., and certain subsidiaries of ThermaClime, Inc. and Wells Fargo Foothill, Inc. which the Company hereby incorporates by reference from Exhibit 4.16 to the Company’s Form 10-K for the fiscal year ended December 31, 2004.

4.17	Sixth Amendment, dated as of June 29, 2004 to the Loan and Security Agreement dated as of April 13, 2001 as amended, by and among LSB Industries, Inc., ThermaClime, Inc. and certain subsidiaries of ThermaClime, Inc., Congress Financial Corporation (Southwest) and Wells Fargo Foothill, Inc., which the Company hereby incorporates by reference from Exhibit 4.1 to the Company’s Form 10-Q for the fiscal quarter ended September 30, 2004.

4.18	Seventh Amendment, dated as of September 15, 2004 to the Loan and Security Agreement dated as of April 13, 2001 as amended, by and among LSB Industries, Inc., ThermaClime, Inc. and certain subsidiaries of ThermaClime, Inc., Congress Financial Corporation (Southwest) and Wells Fargo Foothill, Inc., which the Company hereby incorporates by reference from Exhibit 4.2 to the Company’s Form 10-Q for the fiscal quarter ended September 30, 2004.

4.19	Eighth Amendment to Loan and Security Agreement, dated February 28, 2005, between LSB Industries, Inc., ThermaClime, Inc., the subsidiaries of ThermaClime, Inc. that are signatories thereto, and Wells Fargo Foothill, Inc., as arranger and administrative agent for various lenders, which the Company hereby incorporates by reference from Exhibit 10.1 to the Company’s Form 8-K, dated February 28, 2005.

4.20	Loan Agreement, dated September 15, 2004 between ThermaClime, Inc. and certain subsidiaries of ThermaClime, Inc., Cherokee Nitrogen Holdings, Inc., Orix Capital Markets, L.L.C. and LSB Industries, Inc. (“Loan Agreement”) which the Company hereby incorporates by reference from Exhibit 4.1 to the Company’s Form 8-K, dated September 16, 2004. The Loan Agreement lists numerous Exhibits and Schedules that are attached thereto, which will be provided to the Commission upon the commission’s request.

4.21	First Amendment, dated February 18, 2005 to Loan Agreement, dated as of September 15, 2004, among ThermaClime, Inc., and certain subsidiaries of ThermaClime, Cherokee Nitrogen Holdings, Inc., and Orix Capital Markets, L.L.C. which the Company hereby incorporates by reference from Exhibit 4.21 to the Company’s Form 10-K for the year ended December 31, 2004.

10.1	Limited Partnership Agreement dated as of May 4, 1995 between the general partner, and LSB Holdings, Inc., an Oklahoma Corporation, as limited partner which the Company hereby incorporates by reference from Exhibit 10.11 to the Company’s Form 10-K for the fiscal year ended December 31, 1995.

10.2	Form of Death Benefit Plan Agreement between the Company and the employees covered under the plan, which the Company hereby incorporates by reference from Exhibit 10(c) (1) to the Company’s Form 10-K for the year ended December 31, 1980.

10.3	The Company’s 1993 Stock Option and Incentive Plan, which the Company hereby incorporates by reference from Exhibit 10.6 to the Company’s Form 10-K for the fiscal year ended December 31, 1993.

10.4	The Company’s 1993 Non-employee Director Stock Option Plan, which the Company hereby incorporates by reference from Exhibit 10.7 to the Company’s Form 10-K for the fiscal year ended December 31, 1993.

10.5	First Amendment to Non-Qualified Stock Option Agreement, dated March 2, 1994 and Second Amendment to Stock Option Agreement, dated April 3, 1995 each between the Company and Jack E. Golsen, which the Company hereby incorporates by reference from Exhibit 10.1 to the Company’s Form 10-Q for the fiscal quarter ended March 31, 1995.

10.6	Non-Qualified Stock Option Agreement, dated April 22, 1998 between the Company and Robert C. Brown, M.D., which the Company hereby incorporates by reference from Exhibit 10.43 to the Company’s Form 10-K for the fiscal year ended December 31, 1998. The Company entered into substantially identical agreements with Bernard G. Ille, Raymond B. Ackerman, Horace G. Rhodes, and Donald W. Munson. The Company will provide copies of these agreements to the Commission upon request.

10.7	The Company’s 1998 Stock Option and Incentive Plan, which the Company hereby incorporates by reference from Exhibit 10.44 to the Company’s Form 10-K for the year ended December 31, 1998.

10.8	LSB Industries, Inc. 1998 Stock Option and Incentive Plan, which the Company hereby incorporates by reference from Exhibit “B” to the LSB Proxy Statement, dated May 24, 1999 for Annual Meeting of Stockholders.

10.9	LSB Industries, Inc. Outside Directors Stock Option Plan, which the Company hereby incorporates by reference from Exhibit “C” to the LSB Proxy Statement, dated May 24, 1999 for Annual Meeting of Stockholders.

10.10	Nonqualified Stock Option Agreement, dated November 7, 2002 between the Company and John J. Bailey Jr, which the Company hereby incorporates by reference from Exhibit 55 to the Company’s Form 10-K/A Amendment No.1 for the fiscal year ended December 31, 2002.

10.12	Nonqualified Stock Option Agreement, dated November 29, 2001 between the Company and Dan Ellis, which the Company hereby incorporates by reference from Exhibit 10.56 to the Company’s Form 10-K/A Amendment No.1 for the fiscal year ended December 31, 2002.

10.13	Nonqualified Stock Option Agreement, dated July 20, 2000 between the Company and Claude Rappaport for the purchase of 80,000 shares of common stock, which the Company hereby incorporates by reference from Exhibit 10.57 to the Company’s Form 10-K/A Amendment No.1 for the fiscal year ended December 31, 2002. Substantially similar nonqualified stock option agreements were entered into with Mr. Rappaport (40,000 shares at an exercise price of $1.25 per share, expiring on July 20, 2009), (5,000 shares at an exercise price of $5.362 per share, expiring on July 20, 2007), and (60,000 shares at an exercise price of $1.375 per share, expiring on July 20, 2009), copies of which will be provided to the Commission upon request.

10.14	Nonqualified Stock Option Agreement, dated July 8, 1999 between the Company and Jack E. Golsen, which the Company hereby incorporates by reference from Exhibit 10.58 to the Company’s Form 10-K/A Amendment No.1 for the fiscal year ended December 31, 2002. Substantially similar nonqualified stock options were granted to Barry H. Golsen (55,000 shares), Stephen J. Golsen (35,000 shares), David R. Goss (35,000 shares), Tony M. Shelby (35,000 shares), David M. Shear (35,000 shares) and five other employees (165,000 shares), copies of which will be provided to the Commission upon request.

10.16	Severance Agreement, dated January 17, 1989 between the Company and Jack E. Golsen, which the Company hereby incorporates by reference from Exhibit 10.48 to the Company’s Form 10-K for fiscal year ended December 31, 1988. The Company also entered into identical agreements with Tony M. Shelby, David R. Goss, Barry H. Golsen, David M. Shear, and Jim D. Jones and the Company will provide copies thereof to the Commission upon request.

10.17	Employment Agreement and Amendment to Severance Agreement dated January 12, 1989 between the Company and Jack E. Golsen, dated March 21, 1996 which the Company hereby incorporates by reference from Exhibit 10.15 to the Company’s Form 10-K for fiscal year ended December 31, 1995.

10.18	First Amendment to Employment Agreement, dated April 29, 2003 between the Company and Jack E. Golsen, which the Company hereby incorporates by reference from Exhibit 10.52 to the Company’s Form 10-K/A Amendment No.1 for the fiscal year ended December 31, 2002.

10.19	Baytown Nitric Acid Project and Supply Agreement dated June 27, 1997 by and among El Dorado Nitrogen Company, El Dorado Chemical Company and Bayer Corporation which the Company hereby incorporates by reference from Exhibit 10.2 to the Company’s Form 10-Q for the fiscal quarter ended June 30, 1997. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF COMMISSION ORDER CF #5551, DATED SEPTEMBER 25, 1997 GRANTING A REQUEST FOR CONFIDENTIAL TREATMENT UNDER THE FREEDOM OF INFORMATION ACT AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.

10.20	First Amendment to Baytown Nitric Acid Project and Supply Agreement, dated February 1, 1999 between El Dorado Nitrogen Company and Bayer Corporation, which the Company hereby incorporates by reference from Exhibit 10.30 to the Company’s Form 10-K for the year ended December 31, 1998. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF COMMISSION ORDER CF #7927, DATED JUNE 9, 1999 GRANTING A REQUEST FOR CONFIDENTIAL TREATMENT UNDER THE FREEDOM OF INFORMATION ACT AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.

10.21	Service Agreement, dated June 27, 1997 between Bayer Corporation and El Dorado Nitrogen Company which the Company hereby incorporates by reference from Exhibit 10.3 to the Company’s Form 10-Q for the fiscal quarter ended June 30, 1997. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF COMMISSION ORDER CF #5551, DATED SEPTEMBER 25, 1997, GRANTING A REQUEST FOR CONFIDENTIAL TREATMENT UNDER THE FREEDOM OF INFORMATION ACT AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.

10.22	Ground Lease dated June 27, 1997 between Bayer Corporation and El Dorado Nitrogen Company which the Company hereby incorporates by reference from Exhibit 10.4 to the Company’s Form 10-Q for the fiscal quarter ended June 30, 1997. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF COMMISSION ORDER CF #5551, DATED SEPTEMBER 25, 1997 GRANTING A REQUEST FOR CONFIDENTIAL TREATMENT UNDER THE FREEDOM OF INFORMATION ACT AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.

10.23	Participation Agreement, dated as of June 27, 1997 among El Dorado Nitrogen Company, Boatmen’s Trust Company of Texas as Owner Trustee, Security Pacific Leasing Corporation, as Owner Participant and a Construction Lender, Wilmington Trust Company, Bayerische Landes Bank, New York Branch, as a Construction Lender and the Note Purchaser, and Bank of America National Trust and Savings Association, as Construction Loan Agent which the Company hereby incorporates by reference from Exhibit 10.5 to the Company’s Form 10-Q for the fiscal quarter ended June 30, 1997. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF COMMISSION ORDER CF #5551, DATED SEPTEMBER 25, 1997 GRANTING A REQUEST FOR CONFIDENTIAL TREATMENT UNDER THE FREEDOM OF INFORMATION ACT AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.

10.24	Lease Agreement, dated as of June 27, 1997 between Boatmen’s Trust Company of Texas as Owner Trustee and El Dorado Nitrogen Company which the Company hereby incorporates by reference from Exhibit 10.6 to the Company’s Form 10-Q for the fiscal quarter ended June 30, 1997.

10.25	Security Agreement and Collateral Assignment of Construction Documents, dated as of June 27, 1997 made by El Dorado Nitrogen Company which the Company hereby incorporates by reference from Exhibit 10.7 to the Company’s Form 10-Q for the fiscal quarter ended June 30, 1997.

10.26	Security Agreement and Collateral Assignment of Facility Documents, dated as of June 27, 1997 made by El Dorado Nitrogen Company and consented to by Bayer Corporation which the Company hereby incorporates by reference from Exhibit 10.8 to the Company’s Form 10-Q for the fiscal quarter ended June 30, 1997.

10.27	Loan Agreement dated December 23, 1999 between Climate Craft, Inc. and the City of Oklahoma City, which the Company hereby incorporates by reference from Exhibit 10.49 to the Company’s Amendment No. 2 to its 1999 Form 10-K.

10.28	Assignment, dated May 8, 2001 between Climate Master, Inc. and Prime Financial Corporation, which the Company hereby incorporates by reference from Exhibit 10.2 to the Company’s Form 10-Q for the fiscal quarter ended March 31, 2001.

10.29	Agreement for Purchase and Sale, dated April 10, 2001 by and between Prime Financial Corporation and Raptor Master, L.L.C. which the Company hereby incorporates by reference from Exhibit 10.3 to the Company’s Form 10-Q for the fiscal quarter ended March 31, 2001.

10.30	Amended and Restated Lease Agreement, dated May 8, 2001 between Raptor Master, L.L.C. and Climate Master, Inc. which the Company hereby incorporates by reference from Exhibit 10.4 to the Company’s Form 10-Q for the fiscal quarter ended March 31, 2001.

10.31	Option Agreement, dated May 8, 2001 between Raptor Master, L.L.C. and Climate Master, Inc., which the Company hereby incorporates by reference from Exhibit 10.5 to the Company’s Form 10-Q for the fiscal quarter ended March 31, 2001.

10.32	Stock Purchase Agreement, dated September 30, 2001 by and between Summit Machinery Company and SBL Corporation, which the Company hereby incorporates by reference from Exhibit 10.1 to the Company’ Form 10-Q for the fiscal quarter ended September 30, 2001.

10.33	Asset Purchase Agreement, dated October 22, 2001 between Orica USA, Inc. and El Dorado Chemical Company and Northwest Financial Corporation, which the Company hereby incorporates by reference from Exhibit 99.1 to the Company’s Form 8-K dated December 28, 2001. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT. THE OMITTED INFORMATION HAS BEEN FILED SEPARATELY WITH THE SECRETARY OF THE SECURITIES AND EXCHANGE COMMISSION FOR PURPOSES OF SUCH REQUEST.

10.34	AN Supply Agreement, dated November 1, 2001 between Orica USA, Inc. and El Dorado Company, which the Company hereby incorporates by reference from Exhibit 99.2 to the Company’s Form 8-K dated December 28, 2001. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT. THE OMITTED INFORMATION HAS BEEN FILED SEPARATELY WITH THE SECRETARY OF THE SECURITIES AND EXCHANGE COMMISSION FOR PURPOSES OF SUCH REQUEST.

10.35	Ammonium Nitrate Sales Agreement between Nelson Brothers, L.L.C. and Cherokee Nitrogen Company, which the Company hereby incorporates by reference from Exhibit 99.3 to the Company’s Form 8-K dated December 28, 2001. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT. THE OMITTED INFORMATION HAS BEEN FILED SEPARATELY WITH THE SECRETARY OF THE SECURITIES AND EXCHANGE COMMISSION FOR PURPOSES OF SUCH REQUEST.

10.36	Agreement, dated August 1, 2004, between El Dorado Chemical Company and Paper, Allied-Industrial, Chemical and Energy Workers International Union AFL-CIO and its Local 5-434, which the Company hereby incorporates by reference from Exhibit 10.36 to the Company’s Form 10-K for the fiscal year ended December 31, 2004.

10.37	Agreement, dated October 17, 2004, between El Dorado Chemical Company and International Association of Machinists and Aerospace Workers, AFL-CIO Local No. 224, which the Company hereby incorporates by reference from Exhibit 10.37 to the Company’s Form 10-K for the fiscal year ended December 31, 2004.

10.38	Agreement, dated November 12, 2004, between The United Steelworkers of America International Union, AFL-CIO, CLC, Cherokee Local No. 417-G and Cherokee Nitrogen Division of El Dorado Chemical Company, which the Company hereby incorporates by reference from Exhibit 10.38 to the Company’s Form 10-K for the fiscal year ended December 31, 2004.

10.39	Warrant, dated May 24, 2002 granted by the Company to a Lender for the right to purchase up to 132,508 shares of the Company’s common stock at an exercise price of $0.10 per share, which the Company hereby incorporates by reference from Exhibit 99.1 to the Company’s Form 8-K, dated May 24, 2002. Four substantially similar Warrants, dated May 24, 2002 for the purchase of an aggregate additional 463,077 shares at an exercise price of $0.10 were issued. Copies of these Warrants will be provided to the Commission upon request.

10.40	Asset Purchase Agreement, dated as of December 6, 2002 by and among Energetic Systems Inc. LLC, UTeC Corporation, LLC, SEC Investment Corp. LLC, DetaCorp Inc. LLC, Energetic Properties, LLC, Slurry Explosive Corporation, Universal Tech Corporation, El Dorado Chemical Company, LSB Chemical Corp., LSB Industries, Inc. and Slurry Explosive Manufacturing Corporation, LLC, which the Company hereby incorporates by reference from Exhibit 2.1 to the Company’s Form 8-K, dated December 12, 2002. The asset purchase agreement contains a brief list identifying all schedules and exhibits to the asset purchase agreement. Such schedules and exhibits are not filed herewith, and the Registrant agrees to furnish supplementally a copy of the omitted schedules and exhibits to the commission upon request.

10.41	Anhydrous Ammonia Sales Agreement, dated effective January 3, 2005 between Koch Nitrogen Company and El Dorado Chemical Company which the Company hereby incorporates by reference from Exhibit 10.41 to the Company’s Form 10-K for the year ended December 31, 2004. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT. THE OMITTED INFORMATION HAS BEEN FILED SEPARATELY WITH THE SECRETARY OF THE SECURITIES AND EXCHANGE COMMISSION FOR PURPOSES OF SUCH REQUEST.

10.42	Registration Rights Agreement, dated March 25, 2003 among LSB Industries, Inc., Kent C. McCarthy, Jayhawk Capital management, L.L.C., Jayhawk Investments, L.P. and Jayhawk Institutional Partners, L.P., which the Company hereby incorporates by reference from Exhibit 10.49 to the Company’s Form 10-K for the fiscal year ended December 31, 2002.

10.43	Subscription Agreement, dated March 25, 2003 by and between LSB Industries, Inc. and Jayhawk Institutional Partners, L.P., which the Company hereby incorporates by reference from Exhibit 10.50 to the Company’s Form 10-K for the fiscal year ended December 31, 2002.

10.44	10.54 Warrant Agreement, dated March 25, 2003 between LSB Industries, Inc. and Jayhawk Institutional Partners, L.P., which the Company hereby incorporates by reference from Exhibit 10.51 to the Company’s Form 10-K for the fiscal year ended December 31, 2002.

10.45	Second Amendment and Extension of Stock Purchase Option, effective July 1, 2004, between LSB Holdings, Inc., an Oklahoma corporation and Dr. Hauri AG, a Swiss corporation, which the Company hereby incorporates by reference from Exhibit 10.1 to the Company’s Form 10-Q for the fiscal quarter ended September 30, 2004.

10.46	Debt Forgiveness Agreement, effective July 1, 2004, by and between Companie Financiere du Taraois, a French corporation and LSB Holding, Inc., an Oklahoma corporation which the Company hereby incorporates by reference from Exhibit 10.2 to the Company’s Form 10-Q for the fiscal quarter ended September 30, 2004.

14.1	Code of Ethics for CEO and Senior Financial Officers of Subsidiaries of LSB Industries, Inc., which the Company hereby incorporates by reference from Exhibit 14.1 to the Company’s Form 10-K for the fiscal year ended December 31, 2003.

18.1	Letter re: Change in accounting principles

21.1	Subsidiaries of the Company, which the Company hereby incorporates by reference from Exhibit 21.1 to the Company’s Form 10-K for the fiscal year ended December 31, 2004.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Jack E. Golsen, Chief Executive Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 302.

31.2	Certification of Tony M. Shelby, Chief Financial Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 302.

32.1	Certification of Jack E. Golsen, Chief Executive Officer, furnished pursuant to Sarbanes-Oxley Act of 2002, Section 906.

32.2	Certification of Tony M. Shelby, Chief Financial Officer, furnished pursuant to Sarbanes-Oxley Act of 2002, Section 906.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly-authorized, to sign this report on its behalf of this 30th day of December 2005.

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

Dated:	By:	/s/ JACK E. GOLSEN
December 30, 2005		Jack E. Golsen, Director

Dated:	By:	/s/ TONY M. SHELBY
December 30, 2005		Tony M. Shelby, Director

Dated:	By:	/s/ DAVID R. GOSS
December 30, 2005		David R. Goss, Director

Dated:	By:	/s/ BARRY H. GOLSEN
December 30, 2005		Barry H. Golsen, Director

Dated:	By:	/s/ ROBERT C. BROWN MD
December 30, 2005		Robert C. Brown MD, Director

Dated:	By:	/s/ BERNARD G. ILLE
December 30, 2005		Bernard G. Ille, Director

Dated:	By:	/s/ RAYMOND B. ACKERMAN
December 30, 2005		Raymond B. Ackerman, Director

Dated:	By:	/s/ HORACE G. RHODES
December 30, 2005		Horace G. Rhodes, Director

Dated:	By:	/s/ DONALD W. MUNSON
December 30, 2005		Donald W. Munson, Director

Dated:	By:	/s/ CHARLES A. BURTCH
December 30, 2005		Charles A. Burtch, Director

Dated:	By:	/s/ GRANT DONOVAN
December 30, 2005		Grant Donovan, Director

Dated:	By:	/s/ DR. ALLEN FORD
December 30, 2005		Dr. Allen Ford, Director

LSB Industries, Inc.

Consolidated Financial Statements

for Inclusion in Form 10-K/A

Amendment No.1

Years ended December 31, 2004, 2003 and 2002

Report of Independent Registered

Public Accounting Firm

The Board of Directors and Stockholders of LSB Industries, Inc.

We have audited the accompanying consolidated balance sheets of LSB Industries, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

As discussed in Note 2 to the consolidated financial statements, the consolidated balance sheets as of December 31, 2004 and December 31, 2003 and the related consolidated statements of income, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2004 have been restated to appropriately reflect: (i) the change in the Company’s method of accounting for certain inventories; (ii) classification of certain items in the consolidated balance sheets and related statements of income and cash flows; and (iii) Schedules I and II as listed in the Index at Item 15(a)(2) consistent with the restated amounts.

As discussed in Note 3 to the consolidated financial statements, effective March 31, 2004 and January 1, 2002, the Company adopted FASB Interpretation No. 46, Consolidation of Variable Interest Entities and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, respectively.

ERNST & YOUNG LLP

Oklahoma City, Oklahoma

March 23, 2005, except for Notes 2, 3, 5, 8, 9, 18, and 20

as to which the date is December 29, 2005

LSB Industries, Inc.

Consolidated Balance Sheets

(As restated, see Note 2)

	December 31,
	2004	2003
	(In Thousands)
Assets
Current assets:
Cash	$1,020	$3,189
Restricted cash	158	—
Accounts receivable, net	41,888	35,357
Inventories	28,657	27,442
Supplies, prepaid items and other:
Deferred rent expense	938	—
Prepaid insurance	4,498	4,303
Precious metals	5,616	4,169
Other	3,736	3,769

Total supplies, prepaid items and other	14,788	12,241

Total current assets	86,511	78,229
Property, plant and equipment, net	70,219	71,934
Other assets:
Notes receivable, net	—	2,558
Debt issuance costs, net	2,517	934
Investment in affiliate	3,111	2,690
Goodwill	1,724	1,724
Other, net	2,833	3,744

Total other assets	10,185	11,650

	$166,915	$161,813

(Continued on following page)

LSB Industries, Inc.

Consolidated Balance Sheets (continued)

(As restated, see Note 2)

	December 31,
	2004	2003
	(In Thousands)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$27,698	$22,010
Short-term financing and drafts payable	3,707	3,033
Accrued liabilities:
Customer deposits	3,421	4,576
Deferred rent expense	—	3,766
Other	13,006	14,830

Total accrued liabilities	16,427	23,172
Current portion of long-term debt:
Secured revolving credit facility	—	24,027
Other	4,833	7,603

Total current portion of long-term debt	4,833	31,630

Total current liabilities	52,665	79,845
Long-term debt:
Secured revolving credit facility	27,489	—
Other	74,185	71,645

Total long-term debt	101,674	71,645
Other noncurrent liabilities	4,178	4,139
Commitments and contingencies (Note 10)
Stockholders’ equity:
Series B 12% cumulative, convertible preferred stock, $100 par value; 20,000 shares issued and outstanding; aggregate liquidation preference of $3,200,000 in 2004 ($2,960,000 in 2003)	2,000	2,000
Series 2 $3.25 convertible, exchangeable Class C preferred stock, $50 stated value; 623,550 shares issued (628,550 in 2003); aggregate liquidation preference of $42,234,000 in 2004 ($40,547,000 in 2003)	31,177	31,427
Series D 6% cumulative, convertible Class C preferred stock, no par value; 1,000,000 shares issued; aggregate liquidation preference of $1,180,000 in 2004 ($1,120,000 in 2003)	1,000	1,000
Common stock, $.10 par value; 75,000,000 shares authorized, 16,400,985 shares issued (15,820,234 in 2003)	1,640	1,582
Capital in excess of par value	57,352	56,223
Accumulated other comprehensive loss	(1,280)	(1,570)
Accumulated deficit	(66,840)	(68,210)

	25,049	22,452
Less treasury stock, at cost:
Series 2 preferred, 5,000 shares	200	200
Common stock, 3,321,607 shares (3,272,426 in 2003)	16,451	16,068

Total stockholders’ equity	8,398	6,184

	$166,915	$161,813

LSB Industries, Inc.

Consolidated Statements of Income

See accompanying notes.

(As restated, see Note 2)

	Year ended December 31,
	2004	2003	2002
	(In Thousands, Except Per Share Amounts)
Net sales	$363,608	$316,661	$283,239
Cost of sales	310,497	266,750	237,515

Gross profit	53,111	49,911	45,724
Selling, general and administrative expense	49,430	41,884	39,508
Other expense (Note 18)	1,111	755	340
Other income (Note 18)	(674)	(730)	(3,177)

Operating income	3,244	8,002	9,053
Interest expense (Note 8)	7,393	6,097	8,218
Provision for loss on notes receivable (Note 3)	1,447	—	—
Gains on extinguishment of debt (Note 8)	(4,400)	(258)	(1,458)
Non-operating other income, net (Note 18)	(2,434)	(731)	(446)

Income from continuing operations before provision for income taxes, equity in earnings of affiliate and cumulative effect of accounting changes	1,238	2,894	2,739
Provision for income taxes	—	—	(56)
Equity in earnings of affiliate (Note 7)	668	19	40

Income from continuing operations before cumulative effect of accounting changes	1,906	2,913	2,723
Net loss from discontinued operations	—	—	(3,461)
Cumulative effect of accounting changes (Note 3)	(536)	—	860

Net income	1,370	2,913	122
Preferred stock dividend requirements	(2,322)	(2,327)	(2,327)

Net income (loss) applicable to common stock	$(952)	$586	$(2,205)

Income (loss) per common share:
Basic:
Income (loss) from continuing operations before cumulative effect of accounting changes	$(.03)	$.05	$.04
Loss from discontinued operations, net	—	—	(.29)
Cumulative effect of accounting changes	(.04)	—	.07

Net income (loss)	(.07)	.05	(.18)

Diluted:
Income (loss) from continuing operations before cumulative effect of accounting changes	$(.03)	$.04	$.03
Loss from discontinued operations, net	—	—	(.27)
Cumulative effect of accounting changes	(.04)	—	.07

Net income (loss)	$(.07)	$.04	$(.17)

LSB Industries, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

(As restated, see Note 2)

	Common Stock Shares	Non- Redeemable Preferred Stock	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock- Preferred	Treasury Stock - Common	Total
	(In Thousands)
Balance at December 31, 2001	15,206	$34,427	$1,521	$52,430	$(2,149)	$(71,245)	$(200)	$(16,068)	$(1,284)
Net income						122			122
Amortization of cash flow hedge (Note 3)					290				290

Total comprehensive income									412
Issuance of 595,585 common stock purchase warrants (Note 8)				1,983					1,983
Grant of 115,000 stock options to former employees				48					48
Exercise of stock options	25		3	30					33
Conversion of 128 shares of redeemable preferred stock to common stock	5			12					12

Balance at December 31, 2002	15,236	34,427	1,524	54,503	(1,859)	(71,123)	(200)	(16,068)	1,204
Net income						2,913			2,913
Amortization of cash flow hedge (Note 3)					289				289

Total comprehensive income									3,202
Issuance of 450,000 shares of common stock	450		45	1,526					1,571
Exercise of stock options	131		13	186					199
Conversion of 83 shares of redeemable preferred stock to common stock	3			8					8

Balance at December 31, 2003	15,820	34,427	1,582	56,223	(1,570)	(68,210)	(200)	(16,068)	6,184
Net income						1,370			1,370
Amortization of cash flow hedge (Note 3)					290				290

Total comprehensive income									1,660
Exercise of stock options	579		58	1,145				(383)	820
Acquisition of 5,000 shares of non-redeemable preferred stock		(250)		(21)					(271)
Conversion of 57 shares of redeemable preferred stock to common stock	2			5					5

Balance at December 31, 2004	16,401	$34,177	$1,640	$57,352	$(1,280)	$(66,840)	$(200)	$(16,451)	$8,398

See accompanying notes.

LSB Industries, Inc.

Consolidated Statements of Cash Flows

(As restated, see Note 2)

	Year ended December 31,
	2004	2003	2002
	(In Thousands)
Cash flows from operating activities
Net income	$1,370	$2,913	$122
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Loss from discontinued operations, net	—	—	3,461
Cumulative effect of accounting changes	536	—	(860)
Gains on extinguishment of debt	(4,400)	(258)	(1,458)
Gain on restructuring of debt	—	—	(99)
Losses (gains) on sales of property and equipment	(340)	4	(47)
Gains on property insurance recoveries	—	—	(1,524)
Provision for losses on (realization and reversal of) firm sales commitments	(106)	(589)	704
Depreciation of property, plant and equipment	10,194	10,312	9,497
Amortization	1,101	904	1,066
Provision for losses on accounts receivable	211	1,031	618
Provision for losses on (realization and reversal of) inventory	548	(436)	1,268
Provision for loss on notes receivable	1,447	—	—
Provision for impairment on long-lived assets	737	500	—
Net loss of variable interest entity (Note 3)	575	—	—
Other	121	(14)	(15)
Cash provided (used) by changes in assets and liabilities (net of effects of discontinued operations):
Accounts receivable	(5,901)	(1,871)	6,269
Inventories	(1,763)	671	635
Supplies, prepaid items and other	(1,447)	(1,226)	(2,389)
Accounts payable	5,688	(1,968)	(137)
Customer deposits	(1,155)	1,107	2,643
Deferred rent expense	(4,704)	631	632
Other accrued and noncurrent liabilities	(1,612)	1,265	(906)

Net cash provided by continuing operating activities	1,100	12,976	19,480
Cash flows from investing activities
Capital expenditures	(9,600)	(7,177)	(10,029)
Proceeds from sales of property and equipment	262	84	874
Proceeds from property insurance recoveries	—	—	2,424
Proceeds from (payment of) restricted cash	(158)	1,838	(1,488)
Other assets	(530)	598	986

Net cash used by investing activities	(10,026)	(4,657)	(7,233)

(Continued on following page)

LSB Industries, Inc.

Consolidated Statement of Cash Flows (continued)

(As restated, see Note 2)

	Year ended December 31,
	2004	2003	2002
	(In Thousands)
Cash flows from financing activities
Payments on Financing Agreement	$(38,531)	$(3,375)	$(5,633)
Payments on other long-term and other debt	(4,886)	(4,282)	(5,191)
Acquisition of 10 3/4% Senior Unsecured Notes	(5,000)	—	(30,065)
Proceeds from Senior Secured Loan, net of fees	47,708	—	—
Other long-term and other borrowings, net of fees	2,666	1,890	2,550
Proceeds from Financing Agreement, net of fees	—	—	32,155
Net change in revolving debt facilities	3,577	(3,424)	(9,694)
Proceeds from short-term financing	5,302	5,071	5,022
Payments on short-term financing	(4,805)	(4,848)	(4,458)
Net change in drafts payable	177	(23)	(50)
Net proceeds from issuance of common stock and warrants	820	1,770	33
Acquisition of non-redeemable preferred stock	(271)	—	—

Net cash provided (used) by financing activities	6,757	(7,221)	(15,331)
Net cash provided by discontinued operations	—	—	4,547

Net increase (decrease) in cash	(2,169)	1,098	1,463
Cash at beginning of year	3,189	2,091	628

Cash at end of year	$1,020	$3,189	$2,091

Supplemental cash flow information includes:

	2004	2003	2002
	(In Thousands)
Cash payment (receipts) for:
Interest on long-term debt and other	$6,294	$5,691	$7,924
Income taxes, net of refunds	$—	$(43)	$32
Noncash investing and financing activities:
Receivable from sale of property and equipment	$202	$—	$—
Provision for loss on notes receivables	$(1,447)	$—	$—
Provision for impairment on long-lived assets	$(737)	$(500)	$—
Debt issuance costs	$2,315	$—	$9
Long-term debt issued for property, plant and equipment	$—	$639	$13
Gains on extinguishment of long-term debt	$4,400	$258	$1,458
Long-term debt extinguished in exchange for the extinguishment of a note receivable	$—	$(1,276)	$—
Grant of warrants to purchase common stock in connection with debt restructuring	$—	$—	$1,983

See accompanying notes

LSB Industries, Inc.

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

1.	Basis of Presentation

Basis of Presentation

The accompanying consolidated financial statements include the accounts of LSB Industries, Inc. (the “Company”, “We”, Us”, or “Our”) and its subsidiaries. We are a diversified holding company which is engaged, through our subsidiaries, in the manufacture and sale of a broad range of air handling and heat pump products (the “Climate Control Business”) and the manufacture and sale of chemical products (the “Chemical Business”). See Note 20 - Segment Information. In December 2002, we sold all of the remaining assets comprising our explosives manufacturing and distribution business of Slurry Explosive Corporation (“Slurry”) and Universal Technology Corporation (“UTeC”) which operations were formerly included in the Chemical Business. Our consolidated financial statements and notes reflect Slurry and UTeC as discontinued operations for all periods presented. See Note 19 - Discontinued Operations. Entities that are 20% to 50% owned and for which we have significant influence are accounted for on the equity method. See Note 7 - Investment in Affiliate. All material intercompany accounts and transactions have been eliminated.

2.	Restatement of Financial Statements

As part of the Securities and Exchange Commission’s (“SEC”) requirements to periodically review reports filed by issuers under the Securities Exchange Act of 1934, we have received comments from the SEC regarding our annual report on Form 10-K for year ended December 31, 2004 (“2004 Form 10-K”).

As a result of comments from the SEC, we have restated and amended our 2004 Form 10-K as follows:

•	Amend our 2004 audited Consolidated Statements of Income contained in our 2004 Form 10-K to appropriately classify other income relating to the sale of assets and other expense relating to the impairment of certain assets and certain other items from non-operating to operating income. These restated classifications did not change or affect “net income” reflected in our Consolidated Statement of Income.

•	Restate our audited financial statements contained in our 2004 Form 10-K to appropriately reflect the change from LIFO to FIFO method of accounting for certain inventory of heat pump products within our Climate Control Business in accordance with Accounting Principles Board Opinion No. 20. The effect for the three years in the period ended December 31, 2004 decreased reported net income in 2004 and 2003 by $503,000 and $198,000, respectively, and increased 2002 net income by $23,000. The effect of this restatement increased stockholders’ equity by $678,000 at December 31, 2001. There was no effect on the balance sheet at December 31, 2004 resulting from this restatement.

In addition, based on internal reviews of our accounting policies and financial presentation, we have made the following classification changes to our consolidated financial statements. These changes in classifications did not change or affect net income reflected in our Consolidated Statements of Income.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

2.	Restatement of Financial Statements (continued)

•	Change our classification of the premium financing of certain insurance policies previously offset against the related prepaid insurance in our consolidated balance sheets at December 31, 2004 and 2003 to be in accordance with Accounting Principles Board Opinion (“APB”) No. 10. At December 31, 2004, this change resulted in an increase to current assets and current liabilities of $3.5 million. At December 31, 2003, this change resulted in an increase to current assets and current liabilities of $3 million. In addition, make a conforming change in our classification of the financing portion of prepaid insurance in our consolidated statements of cash flows for 2004, 2003 and 2002 to be in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 95. This change resulted in a decrease in net cash provided by continuing operating activities for 2004, 2003 and 2002 and an increase in net cash provided by financing activities of $.5 million for 2004 and a decrease in net cash used by financing activities of $.2 million and $.6 million for 2003 and 2002, respectively.

•	Change our classification of certain debt issuance costs previously classified as a current asset in our consolidated balance sheet at December 31, 2004 since it related to long-term debt. At December 31, 2004, this change resulted in a decrease to current assets of $.5 million and an increase to non-current assets of $.5 million. In addition, change our classification of the amortization expense of debt issuance costs previously classified as selling, general and administrative expenses (“SG&A”) in our consolidated statements of income for 2004, 2003 and 2002 to be in accordance with APB No 21. This change resulted in a decrease to SG&A and an increase to interest expense of $.6 million, $.5 million and $.6 million for 2004, 2003 and 2002, respectively.

•	Change our classification of the elimination of certain intercompany transactions (primarily relating to leases and corporate management fees) used in our consolidation process to prepare our consolidated statements of income for 2004, 2003 and 2002. This change resulted in a decrease to cost of sales and an increase to SG&A of $1.4 million, $1.3 million and $1.3 million for 2004, 2003 and 2002, respectively.

•	Change our classification of certain shipping costs previously classified as SG&A in our consolidated statements of income for 2004, 2003 and 2002 to be consistent with the classification of other shipping cost that relate to amounts billed to our customers. This change resulted in a decrease to net sales and SG&A of $.4 million, $.6 million and $.6 million for 2004, 2003 and 2002, respectively.

•	Change our classification of proceeds from property insurance recoveries and their related gains previously included in net cash provided by continuing operating activities in our consolidated statement of cash flows for 2002 to be in accordance with SFAS No. 95. This change resulted in a decrease in net cash provided by continuing operating activities and a decrease in net cash used by investing activities of $2.2 million for 2002.

The following table shows our consolidated financial statements, as originally reported in our 2004 Form 10-K, showing restatements and amendments (Column 2) to our consolidated financial statements resulting from comments from the SEC which restatements, due to the change from the LIFO method to the FIFO method of accounting for certain inventories, affects net income as

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

2.	Restatement of Financial Statements (continued)

discussed above, and amends our Consolidated Statements of Income to reclassify certain items originally reported as Other Income or Other Expense below the Operating Income line to be included in the determination of Operating Income. The table also shows the effects of reclassifications (Column 1) discussed above that resulted from our internal reviews. As stated above, the changes in classifications had no effect on net income in our Consolidated Statements of Income.

Consolidated Balance Sheet - At December 31, 2004:

	As Originally Reported	Reclassifications (Column 1)	Restatements and/or Amendments (Column 2)		As Restated
Supplies, prepaid items and other	$11,815	$2,973	$—		$14,788

Total current assets	$83,538	$2,973	$—		$86,511

Debt issuance costs, net	$1,977	$540	$—		$2,517

Total assets	$163,402	$3,513	$—		$166,915

Accounts and drafts payable	$27,892	$(27,892)	$—		$—

Accounts payable	$—	$27,698	$—		$27,698

Short-term financing and drafts payable	$—	$3,707	$—		$3,707

Total current liabilities	$49,152	$3,513	$—		$52,665

Total liabilities and stockholders’ equity	$163,402	$3,513	$—		$166,915

Consolidated Balance Sheet - At December 31, 2003:

Inventories	$26,939	$—	$503	(A)	$27,442

Supplies, prepaid items and other	$9,225	$3,016	$—		$12,241

Total current assets	$74,710	$3,016	$503	(A)	$78,229

Total assets	$158,294	$3,016	$503	(A)	$161,813

Accounts and drafts payable	$22,027	$(22,027)	$—		$—

Accounts payable	$—	$22,010	$—		$22,010

Short-term financing and drafts payable	$—	$3,033	$—		$3,033

Total current liabilities	$76,829	$3,016	$—		$79,845

Accumulated deficit	$(68,713)	$—	$503	(A)	$(68,210)

Total liabilities and stockholders’ equity	$158,294	$3,016	$503	(A)	$161,813

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

2.	Restatement of Financial Statements (continued)

Consolidated Statement of Income - For the year ended December 31, 2004:

	As Originally Reported	Reclassifications (Column 1)	Restatements and/or Amendments (Column 2)		As Restated
	(in thousands, except per share amounts)
Net sales	$364,053	$(445)			$363,608
Costs of sales	311,374	(1,380)	$503	(A)	310,497

Gross profit	52,679	935	(503)		53,111
Selling, general and administrative expenses	49,104	326			49,430
Other expense	—		1,111	(B)	1,111
Other income	—		(674	)(B)	(674)

Operating income	3,575	609	(940)		3,244
Interest expense	6,784	609			7,393
Provision for loss on notes receivable	1,447				1,447
Gain on extinguishment of debt	(4,400)				(4,400)
Other income	(3,935)		3,935		—
Other expense	1,270		(1,270)		—
Non-operating other income, net	—		(2,434	)(B)	(2,434)

Income from operations before equity in earnings of affiliate and cumulative effect of accounting change	2,409	—	(1,171)		1,238
Equity in earnings of affiliate	—		668	(C)	668

Income from operations before cumulative effect of accounting change	2,409	—	(503)		1,906
Cumulative effect of accounting change	(536)		—		(536)

Net income	1,873	—	(503)		1,370
Preferred stock dividend requirement	(2,322)				(2,322)

Net loss applicable to common stock	$(449)	$—	$(503)		$(952)

Income (loss) per common share
Basic:
Income (loss) before cumulative effect of accounting change	$.01	$—	$(.04)		$(.03)
Cumulative effect of accounting change	(.04)				(.04)

Net loss	$(.03)	$—	$(.04)		$(.07)

Income (loss) per common share:
Diluted:
Income (loss) before cumulative effect of accounting change	$.01	$—	$(.04)		$(.03)
Cumulative effect of accounting change	(.04)				(.04)

Net loss	$(.03)	$—	$(.04)		$(.07)

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

2.	Restatement of Financial Statements (continued)

Consolidated Statement of Income - For the year ended December 31, 2003:

	As Originally Reported	Reclassifications (Column 1)	Restatements and/or Amendments (Column 2)		As Restated
	(in thousands, except per share amounts)
Net sales	$317,263	$(602)			$316,661
Costs of sales	267,831	(1,279)	$198	(A)	266,750

Gross profit	49,432	677	(198)		49,911
Selling, general and administrative expenses	41,745	139			41,884
Other expense	—		755	(B)	755
Other income	—		(730	)(B)	(730)

Operating income	7,687	538	(223)		8,002
Interest expense	5,559	538			6,097
Gain on extinguishment of debt	(258)				(258)
Other income	(1,815)		1,815		—
Other expense	1,090		(1,090)		—
Non-operating other income, net	—		(731	)(B)	(731)

Income from operations before equity in earnings of affiliate	3,111	—	(217)		2,894
Equity in earnings of affiliate	—		19	(C)	19

Net income	3,111	—	(198)		2,913
Preferred stock dividend requirement	(2,327)		—		(2,327)

Net income applicable to common stock	$784	$—	$(198)		$586

Income per common share
Basic:
Net income	$.06	$—	$(.01)		$.05

Diluted:
Net income	$.05	$—	$(.01)		$.04

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

2.	Restatement of Financial Statements (continued)

Consolidated Statement of Income - For the year ended December 31, 2002:

	As Originally Reported	Reclassifications (Column 1)	Restatements and/or Amendments (Column 2)		As Restated
	(in thousands, except per share amounts)
Net sales	$283,811	$(572)			$283,239
Costs of sales	238,818	(1,280)	$(23	)(A)	237,515

Gross profit	44,993	708	23		45,724
Selling, general and administrative expenses	39,428	80			39,508
Other expense	—		340	(B)	340
Other income	—		(3,177	)(B)	(3,177)

Operating income	5,565	628	2,860		9,053
Interest expense	7,590	628			8,218
Gain on extinguishment of debt	(1,458)				(1,458)
Other income	(3,886)		3,886		—
Other expense	563		(563)		—
Non-operating other income, net	—		(446	)(B)	(446)

Income from continuing operations before provision for income taxes, equity in earnings of affiliate and cumulative effect of accounting change	2,756	—	(17)		2,739
Provision for income taxes	(56)				(56)
Equity in earnings of affiliate	—		40	(C)	40

Income from continuing operations before cumulative effect of accounting change	2,700	—	23		2,723
Net loss from discontinued operations	(3,461)				(3,461)
Cumulative effect of accounting change	860				860

Net income	99	—	23		122
Preferred stock dividend requirement	(2,327)				(2,327)

Net loss applicable to common stock	$(2,228)	$—	$23		$(2,205)

Income (loss) per common share
Basic:
Income before cumulative effect of accounting change	$.03	$—	$.01		$.04
Loss from discontinued operations, net	(.29)				(.29)
Cumulative effect of accounting change	.07				.07

Net loss	$(.19)	$—	$.01		$(.18)

Income (loss) per common share:
Diluted:
Income before cumulative effect of accounting change	$.03	$—	$—		$.03
Loss from discontinued operations, net	(.29)		.02		(.27)
Cumulative effect of accounting change	.07				.07

Net loss	$(.19)	$—	$.02		$(.17)

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

2.	Restatement of Financial Statements (continued)

Consolidated Statements of Stockholders’ Equity (Deficit):

	As Originally Reported	Reclassifications (Column 1)	Restatements and/or Amendments (Column 2)		As Restated
Accumulated deficit at December 31,
2003	$(68,713)	$—	$503	(A)	$(68,210)

2002	$(71,824)	$—	$701	(A)	$(71,123)

2001	$(71,923)	$—	$678	(A)	$(71,245)

Total stockholders’ equity (deficit) at December 31,
2003	$5,681	$—	$503	(A)	$6,184

2002	$503	$—	$701	(A)	$1,204

2001	$(1,962)	$—	$678	(A)	$(1,284)

Net income for the year ended December 31,
2004	$1,873	$—	$(503	)(A)	$1,370

2003	$3,111	$—	$(198	)(A)	$2,913

2002	$99	$—	$23	(A)	$122

Total comprehensive income for the year ended December 31,
2004	$2,163	$—	$(503	)(A)	$1,660

2003	$3,400	$—	$(198	)(A)	$3,202

2002	$389	$—	$23	(A)	$412

Consolidated Statement of Cash Flows - For the year ended December 31, 2004:

	As Originally Reported	Reclassifications (Column 1)	Restatements and/or Amendments (Column 2)		As Restated
Net income	$1,873	$—	$(503	)(A)	$1,370

Cash used by changes in inventories	$(2,266)	$—	$503	(A)	$(1,763)

Cash used by changes in supplies, prepaid items and other	$(950)	$(497)	$—		$(1,447)

Net cash provided by continuing operating activities	$1,597	$(497)	$—		$1,100

Proceeds from short-term financing	$—	$5,302	$—		$5,302

Payments on short-term financing	$—	$(4,805)	$—		$(4,805)

Net cash provided by financing activities	$6,260	$497	$—		$6,757

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

2.	Restatement of Financial Statements (continued)

Consolidated Statement of Cash Flows - For the year ended December 31, 2003:

	As Originally Reported	Reclassifications (Column 1)	Restatements and/or Amendments (Column 2)		As Restated
Net income	$3,111	$—	$(198	)(A)	$2,913

Cash provided by changes in inventories	$473	$—	$198	(A)	$671

Cash used by changes in supplies, prepaid items and other	$(1,003)	$(223)	$—		$(1,226)

Net cash provided by continuing operating activities	$13,199	$(223)	$—		$12,976

Proceeds from short-term financing	$—	$5,071	$—		$5,071

Payments on short-term financing	$—	$(4,848)	$—		$(4,848)

Net cash used by financing activities	$(7,444)	$223	$—		$(7,221)

Consolidated Statement of Cash Flows - For the year ended December 31, 2002:

Net income	$99	$—	$23	(A)	$122

Gains on property insurance recoveries	$—	$(1,524)	$—		$(1,524)

Cash provided by changes in inventories	$658	$—	$(23	)(A)	$635

Cash used by changes in supplies, prepaid items and other	$(1,143)	$(1,246)	$—		$(2,389)

Net cash provided by continuing operations	$22,250	$(2,770)	$—		$19,480

Proceeds from sales of property and equipment	$1,092	$(218)	$—		$874

Proceeds from property insurance recoveries	$—	$2,424	$—		$2,424

Net cash used by investing activities	$(9,439)	$2,206	$—		$(7,233)

Proceeds from short-term financing	$—	$5,022	$—		$5,022

Payments on short-term financing	$—	$(4,458)	$—		$(4,458)

Net cash used by financing activities	$(15,895)	$564	$—		$(15,331)

(A)	Amount relates to the change from LIFO to FIFO method of accounting for certain inventory.

(B)	See detail in Note 18 - Other Expense and Other Income.

(C)	Amount previously included in other income. See Note 7 – Investment in Affiliate.

Notes 2, 3, 5, 8, 9, 18, and 20 to the Consolidated Financial Statements and the Quarterly Financial Data were impacted by the amendment and/or restatement.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

3.	Summary of Significant Accounting Policies and Change in Method of Accounting

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

Receivables and Credit Risk

Our accounts receivable includes the following at:

	December 31,
	2004	2003
	(In Thousands)
Trade receivables	$41,578	$37,198
Insurance claims	1,787	—
Receivable from sale of assets	—	600
Other	855	784

	44,220	38,582
Allowance for doubtful accounts	(2,332)	(3,225)

	$41,888	$35,357

Sales to contractors and independent sales representatives are generally subject to a mechanics lien in the Climate Control Business. Other sales are generally unsecured. Credit is extended to customers based on an evaluation of the customer’s financial condition and other factors. Credit losses are provided for in the financial statements based on historical experience and periodic assessment of outstanding accounts receivable, particularly those accounts which are past due (determined based upon how recently payments have been received). Our periodic assessment of accounts and credit loss provisions are based on our best estimate of amounts that are not recoverable. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising our customer bases and their dispersion across many different industries and geographic areas, however, two customers account for approximately 10% of our total receivables at December 31, 2004. We do not believe this concentration in these two customers represents a significant credit risk due to the financial stability of the two customers.

Inventories

Inventories are priced at the lower of cost or market, with cost being determined using the first-in, first-out basis (See discussion below under Change in Method of Accounting for Certain Inventories and Note 5 – Inventories). At December 31, 2004 and 2003, the carrying value of certain nitrogen-based inventories produced by our Chemical Business was reduced to the market price because the current cost exceeded the market price by $1,277,000 and $563,000, respectively.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

3.	Summary of Significant Accounting Policies and Change in Method of Accounting (continued)

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

As a result, we restated our financial statements for each of the three years in the period ended December 31, 2004 in accordance with APB No. 20 as discussed in Note 2 – Restatement of Financial Statements. The effect of this restatement decreased reported net income in 2004 and 2003 by $503,000 and $198,000, respectively and increased 2002 net income by $23,000. The effect of this restatement increased stockholders’ equity by $678,000 at December 31, 2001.

Property, Plant and Equipment

Property, plant and equipment are carried at cost. For financial reporting purposes, depreciation is primarily computed using the straight-line method over the estimated useful lives of the assets. Property, plant and equipment leases which are deemed to be installment purchase obligations have been capitalized and included in property, plant and equipment. No provision for depreciation is made on construction in progress or spare parts until such time as the relevant assets are put into service (See Note 6 – Property, Plant and Equipment). Maintenance, repairs and minor renewals are charged to operations while major renewals and improvements are capitalized. We accrue in advance the costs expected to be incurred in the next planned major maintenance activities (“Turnarounds”) of our Chemical Business. As of December 31, 2004 and 2003, we accrued $1,517,000 and $2,678,000 respectively, related to these planned activities which are included in accrued liabilities and other noncurrent liabilities in the accompanying balance sheets. We are currently considering changing our accounting policy relating to Turnarounds to a more preferable accounting method which is to expense these costs as incurred. However, this change requires approval from certain lenders.

Goodwill

As of December 31, 2004 and 2003, goodwill, which is included in other assets in the accompanying balance sheets, was $1,724,000. Goodwill is reviewed for impairment at least annually.

In July 2001, the FASB issued Statement No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets” which requires that goodwill and intangible assets with indefinite lives no longer be amortized but be tested for impairment at least annually. SFAS 142 became effective for us on January 1, 2002. Upon adoption of SFAS 142, we recognized $860,000 of negative goodwill as a cumulative effect of accounting change.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

3.	Summary of Significant Accounting Policies and Change in Method of Accounting (continued)

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

We have made estimates of the fair values of certain spare parts and idle assets in our Chemical Business and certain non-core equipment included in our Corporate assets in order to determine recoverability of our carrying amounts based on the estimated residual value of the assets. During 2004 and 2003, based on these estimates and assumptions, we recognized impairments of $375,000 and $300,000, respectively, relating to Corporate assets and $362,000 and $200,000, respectively, relating to the Chemical Business which are included in other expense in the accompanying consolidated statements of income.

Debt Issuance Costs

Debt issuance costs are amortized over the term of the associated debt instrument using the straight-line method except for the cost of the interest cap (discussed below) which is being amortized using the effective interest rate method. Such costs, which are included in supplies, prepaid items and other and other assets in the accompanying balance sheets, were $2,675,000 and $934,000, net of accumulated amortization, of $2,215,000 and $1,665,000 as of December 31, 2004 and 2003, respectively. In 2004, our wholly-owned subsidiary ThermaClime, Inc. (“ThermaClime”) (formerly ClimaChem, Inc.) incurred debt issuance costs of $2,464,000 including the cost of an interest cap relating to the Senior Secured Loan (See Note 8 (B)).

Product Warranty

Our Climate Control Business sells equipment that has an expected life, under normal circumstances and use that extends over several years. As such, we provide warranties after equipment shipment/start-up covering defects in materials and workmanship.

Generally, the warranty coverage for the manufactured equipment in the Climate Control Business is limited to eighteen months from the date of shipment or twelve months from the date of start-up, whichever is shorter, and to ninety days for spare parts. In most cases, equipment is required to be returned to the factory or its’ authorized representative and the warranty is limited to the repair and replacement of the defective product, with a maximum warranty of the refund of the purchase price. Furthermore, companies within the Climate Control Business do not make any warranties related to merchantability or fitness for any particular purpose and disclaim and exclude any liability for consequential or incidental damages. In some cases, an extended warranty may be

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

3.	Summary of Significant Accounting Policies and Change in Method of Accounting (continued)

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
	(In Thousands)
Product warranty:
2004	$1,693	$1,736	$1,430	$1,999

2003	$1,922	$576	$805	$1,693

Deferred Compensation

Costs associated with deferred compensation agreements are accrued over the estimated remaining terms of active employment (assuming retirement at 65 years of age). Total costs accrued equal the present value of specified payments to be made after retirement (See Note 14 – Deferred Compensation and Employee Benefit Plans).

Stock Options

At December 31, 2004 we have several Qualified and Non-Qualified Stock Option Plans, which are described more fully in Note 12 - Stockholders’ Equity. We account for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. See discussion below under “Recently Issued Pronouncements.” No stock-based compensation cost is usually reflected in results of operations, as the majority of all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

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

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

3.	Summary of Significant Accounting Policies and Change in Method of Accounting (continued)

For purposes of pro forma disclosures, the estimated fair value of the qualified and non-qualified stock options is amortized to expense over the options’ vesting period.

	Year ended December 31
	2004 (As restated)	2003 (As restated)	2002 (As restated)
	(In Thousands)
Net income (loss) applicable to common stock, as reported	$(952)	$586	$(2,205)
Add: Stock-based compensation expense included in reported net income (loss), net of related tax effects	—	—	48
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(235)	(380)	(624)

Pro forma net income (loss) applicable to common stock	$(1,187)	$206	$(2,781)

Net income (loss) per share:
Basic-as reported	$(.07)	$.05	$(.18)

Basic-pro forma	$(.09)	$.02	$(.23)

Diluted-as reported	$(.07)	$.04	$(.17)

Diluted-pro forma	$(.09)	$.01	$(.21)

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

Cost of Sales

Cost of sales includes materials, labor and overhead costs to manufacture the products sold plus inbound freight, purchasing and receiving costs, inspection costs, internal transfer costs and warehousing costs excluding certain handling costs directly related to loading product being shipped to customers in our Chemical Business.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

3.	Summary of Significant Accounting Policies and Change in Method of Accounting (continued)

Selling, General and Administrative Expenses

Selling, general and administrative expenses include costs associated with the sales, marketing and administrative functions. Such costs include personnel costs, including benefits, advertising costs, commissions expenses, office and occupancy costs associated with the sales, marketing and administrative functions. Selling, general and administrative expenses also include outbound freight in our Climate Control Business and certain handling costs directly related to product being shipped to customers in our Chemical Business. These handling costs primarily consist of personnel costs for loading product into transportation equipment, rent and maintenance costs related to the transportation equipment, and certain indirect costs.

Shipping and Handling Costs

For 2004, 2003 and 2002, shipping costs (as restated) of $8,567,000, $8,740,000 and $8,316,000, respectively, are included in net sales as these costs relate to amounts billed to our customers and handling costs of $3,208,000, $2,994,000 and $2,999,000, respectively, are included in selling, general and administrative expense for the Chemical Business. For the Climate Control Business, shipping and handling costs of $5,416,000, $4,043,000 and $3,385,000 are included in selling, general and administrative expense for 2004, 2003 and 2002, respectively.

Advertising Costs

Costs in connection with advertising and promotion of our products are expensed as incurred. Such costs amounted to $1,023,000 in 2004, $692,000 in 2003 and $700,000 in 2002.

Derivatives, Hedges and Financial Instruments

We account for derivatives in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No.133 requires the recognition of derivatives in the balance sheet and the measurement of these instruments at fair value. Changes in fair value of derivatives are recorded in results of operations unless the normal purchase or sale exceptions apply or hedge accounting is elected.

In 1997, we entered into an interest rate forward agreement to effectively fix the interest rate of a long-term lease commitment (not for trading purposes). In 1999, we executed a long-term lease agreement and terminated the forward agreement at a net cost of $2.8 million. We historically accounted for this cash flow hedge under the deferral method (as an adjustment of the initial term lease rentals). Upon adoption of SFAS No. 133 in 2001, the remaining deferred cost amount was reclassified from other assets to accumulated other comprehensive loss and is being amortized to operations over the term of the lease arrangement. At December 31, 2004 and 2003, accumulated other comprehensive loss consisted of the remaining deferred cost of $1,280,000 and $1,570,000, respectively. The amount amortized to operations was $290,000, $289,000 and $290,000 for 2004, 2003 and 2002, respectively. There were no income tax benefits related to these expenses. Also see Note 11 – Income Taxes.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

3.	Summary of Significant Accounting Policies and Change in Method of Accounting (continued)

Raw materials for use in our manufacturing processes include copper used by our Climate Control Business and natural gas used by our Chemical Business. As part of our raw material price risk management, we periodically enter into exchange-traded futures contracts for these materials, which contracts are generally accounted for on a mark-to-market basis in accordance with SFAS No. 133. At December 31, 2004 and 2003 the market basis of these contracts are included supplies, prepaid items and other in the accompanying consolidated balance sheets, as the term of these contracts are for periods of twelve months or less. Gains and losses on such contracts are included in cost of sales but have not been material in the last three years. See Note 10 - Commitments and Contingencies.

Income (Loss) per Share

Net income (loss) applicable to common stock is computed by adjusting net income (loss) by the amount of preferred stock dividends. Basic income (loss) per common share is based upon net income (loss) applicable to common stock and the weighted average number of common shares outstanding during each year. Diluted income (loss) per share, if applicable, is based on the weighted average number of common shares and dilutive common equivalent shares outstanding, if any, and the assumed conversion of dilutive convertible securities outstanding, if any. See Note 11- Redeemable Preferred Stock, Note 12 - Stockholders’ Equity, and Note 13 - Non-Redeemable Preferred Stock for a full description of securities which may have a dilutive effect in future years.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

3.	Summary of Significant Accounting Policies and Change in Method of Accounting (continued)

The following table sets forth the computation of basic and diluted net income (loss) per share:

(Dollars in thousands, except per share amounts)

	2004 (As restated)	2003 (As restated)	2002 (As restated)
Numerator:
Net income	$1,370	$2,913	$122
Preferred stock dividend requirements	(2,322)	(2,327)	(2,327)

Numerator for basic and diluted net income (loss) per share - net income (loss) applicable to common stock	$(952)	$586	$(2,205)

Denominator:
Denominator for basic net income (loss) per share - weighted average shares	12,888,136	12,352,613	11,948,772
Effect of dilutive securities:
Employee stock options	—	1,293,262	609,067
Warrants	—	604,286	346,883
Convertible preferred stock	—	44,375	49,008
Convertible note payable	—	4,000	4,000

Dilutive potential common shares	—	1,945,923	1,008,958

Denominator for dilutive net income (loss) per share - adjusted weighted average shares and assumed conversions	12,888,136	14,298,536	12,957,730

Basic net income (loss) per share	$(.07)	$.05	$(.18)

Diluted net income (loss) per share	$(.07)	$.04	$(.17)

The following shares of securities were not included in the computation of diluted net income (loss) per share as their effect would have been antidilutive.

	2004 (As restated)	2003	2002 (As restated)
Employee stock options	2,063,829	249,625	1,682,038
Warrants	708,085	—	—
Convertible preferred stock	3,634,599	3,597,931	3,597,931
Convertible note payable	4,000	—	—

	6,410,513	3,847,556	5,279,969

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

3.	Summary of Significant Accounting Policies and Change in Method of Accounting (continued)

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

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”) “Consolidation of Variable Interest Entities.” FIN 46 addresses the consolidation of variable interest entities which meet certain characteristics. In December 2003, the FASB revised FIN 46 that included changes to the effective dates depending on the characteristics of the variable interest entities and the date of involvement.

Prior to 2003, we, through our subsidiaries, entered into loan agreements where we loaned funds to the parent company of MultiClima, S.A. (“MultiClima”) a French manufacturer of HVAC equipment, whose product line is compatible with our Climate Control Business. Under the loan agreements, one of our subsidiaries has the option (“Option”) to exchange its rights under the loan agreements for 100% of the borrower’s outstanding common stock. This subsidiary also obtained a security interest in the stock of MultiClima to secure its loans. At December 31, 2003, the outstanding notes receivable balance, net of reserve, was $2,558,000 which was included in other assets in the accompanying consolidated balance sheet. Based on our assessment of the parent company and MultiClima in relation to FIN 46, as revised, we were required to consolidate this entity effective March 31, 2004.

As a result of consolidating the consolidated assets and liabilities of the parent company of MultiClima, at March 31, 2004 we recorded a cumulative effect of accounting change of $536,000 primarily relating to the elimination of embedded profit included in the cost of inventory which was purchased from MultiClima by certain of our subsidiaries.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

3.	Summary of Significant Accounting Policies and Change in Method of Accounting (continued)

For the three months ended June 30, 2004, the parent company of MultiClima had consolidated net sales of $3,791,000 and a net loss of $575,000 (after all material intercompany transactions have been eliminated) which are included in the accompanying consolidated statements of income for 2004.

Based on our assessment of the parent company and MultiClima’s historical and forecasted liquidity and results of operations during 2004, we concluded that the outstanding notes receivable were not collectable. As a result, effective July 1, 2004 we forgave and canceled the loan agreements in exchange for extending the Option’s expiration date from June 15, 2005 to June 15, 2008. We recognized a provision for loss of $1,447,000 in 2004. As a result of the cancellation and our valuation of this Option, we no longer have a variable interest in this entity and are no longer required to consolidate this entity.

4. Liquidity and Management’s Plan

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

ThermaClime has consistently managed their debt leverage and maintains the confidence of its lenders as evidenced by the $50 million Senior Secured loan closed in September 2004 with a lender that previously owned a portion of ThermaClime’s Senior Unsecured notes and the recent renewal of the four-year Working Capital Revolver Loan scheduled to mature in April 2005 for an additional four years at more favorable terms and conditions. This debt structure provides ThermaClime with working capital that should provide adequate liquidity to execute its 2005 business plan, assuming no unforeseen event occurs. ThermaClime’s Senior Secured Loan and the Working Capital Revolver Loan agreements include certain financial covenants as discussed in Note 8 – Long-Term Debt.

The Climate Control Business has significant market share, significant sales growth and has historically generated consistent annual profits and positive cash flows.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

4.	Liquidity and Management’s Plan (continued)

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

Management’s plan for the Chemical Business is to continue their efforts to improve the cash flow by:

•	increasing the sales volume of the Alabama and Arkansas plants to more fully absorb the fixed costs of each plant,

•	obtaining new customers that will accept the commodity risk of the raw materials, natural gas and anhydrous ammonia and will agree to long-term commitments, and

•	managing capital expenditures to those projects necessary to execute our business plans and those required to maintain environmental and safety compliance.

5. Inventories

Inventories at December 31, 2004 and 2003 consist of:

	Finished Goods	Work-in- Process	Raw Materials	Total
	(In Thousands)
2004:
Climate Control products	$5,295	$2,364	$7,059	$14,718
Chemical products	10,768	—	2,054	12,822
Industrial machinery and components	1,260	—	—	1,260

	17,323	2,364	9,113	28,800
Less amount not expected to be realized within one year	143	—	—	143

	$17,180	$2,364	$9,113	$28,657

2003 total (As restated)	$18,300	$1,643	$7,779	$27,722
Less amount not expected to be realized within one year	280	—	—	280

	$18,020	$1,643	$7,779	$27,442

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

6.	Property, Plant and Equipment

Property, plant and equipment consists of:

	Useful lives in years	December 31,
		2004	2003
		(In Thousands)
Land and improvements	N/A	$2,252	$2,244
Buildings and improvements	3-30	21,505	21,528
Machinery, equipment and automotive	3-25	126,623	124,379
Furniture, fixtures and store equipment	3-10	6,085	5,996
Construction in progress	N/A	5,018	4,137
Spare parts	N/A	1,742	1,614

		163,225	159,898
Less accumulated depreciation		93,006	87,964

		$70,219	$71,934

Machinery, equipment and automotive primarily includes the categories of property and equipment and estimated useful lives as follows: chemical processing plants and plant infrastructure (15-25 years); production, fabrication, and assembly equipment (7-15 years); certain processing plant components (3-10 years); and trucks, automobiles, trailers, and other rolling stock (3-7) years.

7.	Investment in Affiliate (Unaudited)

One of our subsidiaries has a 50% equity interest in an energy conservation joint venture which is accounted for on the equity method. At December 31, 2004 and 2003, our investment was $3,111,000 and $2,690,000, respectively. For the three years ended December 31, 2004, our equity in the joint-venture earnings were $668,000, $19,000 and $40,000, respectively.

Summarized financial information of the joint venture is as follows (in thousands):

	December 31,
	2004	2003
Current assets	$2,575	$2,323

Noncurrent assets	$9,333	$10,338

Current liabilities	$1,815	$2,112

Noncurrent liabilities	$7,019	$8,060

Partners’ capital	$3,074	$2,489

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

7.	Investment in Affiliate (Unaudited) (continued)

	Year ended December 31,
	2004	2003	2002
Total revenues	$4,311	$3,311	$3,282

Operating income	$2,166	$959	$1,067

Net income	$1,335	$37	$79

8.	Long-Term Debt

Long-term debt consists of the following:

	December 31,
	2004	2003
	(In Thousands)
Secured revolving credit facility - ThermaClime (A)	$27,489	$24,027
Financing Agreement (B)	—	31,700
Accrued interest on Financing Agreement (B)	—	11,295
10-3/4% Senior Unsecured Notes due 2007 (C)	13,300	18,300
Senior Secured Loan due 2009 (B)	50,000	—
Other, with interest at rates of 2% to 14.13%, most of which is secured by machinery, equipment and real estate	15,718	17,953

	106,507	103,275
Less current portion of long-term debt	4,833	31,630

Long-term debt due after one year	$101,674	$71,645

(A)	In April 2001, ThermaClime and its subsidiaries (“the Borrowers”) entered into a $50 million revolving credit facility (the “Working Capital Revolver Loan”) that provides for advances based on specified percentages of eligible accounts receivable and inventories for TherrmaClime. and its subsidiaries. Effective February 28, 2005 the Working Capital Revolver Loan was amended which, among other things, extended the maturity date to April 2009 and removed a subjective acceleration clause. The Working Capital Revolver Loan, as amended, accrues interest at a base rate (generally equivalent to the prime rate) plus .75% or LIBOR plus 2% (formerly base rate plus 2% or LIBOR plus 4.50%). The effective rate at December 31, 2004 was 7%. Interest is paid monthly. The facility provides for up to $8.5 million of letters of credit. All letters of credit outstanding reduce availability under the facility. Amounts available for additional borrowing under the Working Capital Revolver Loan at December 31, 2004 were $9.3 million. Under the Working Capital Revolver Loan, as amended, the lender also requires the borrowers to pay a letter of credit fee equal to 1% (formerly 2.75%) per annum of the undrawn amount of all outstanding letters of credit, an unused line fee equal to .5% per annum for the excess amount available under the facility not drawn and various other audit, appraisal and valuation charges.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

8.	Long-Term Debt (continued)

The lender may, upon an event of default, as defined, terminate the Working Capital Revolver Loan and make the balance outstanding due and payable in full. The Working Capital Revolver Loan is secured by receivables, inventories and intangibles of all the ThermaClime entities other than El Dorado Nitric Company and its subsidiaries (“EDNC”) and a second lien on certain real property and equipment. EDNC is neither a borrower nor guarantor of the Working Capital Revolver Loan.

A prepayment premium equal to 3% of the facility is due to the lender should the borrowers elect to prepay the facility prior to April 13, 2006. This premium is reduced to 2% during the second twelve-month period and to 1% during the third twelve-month period and 0% there after.

The Working Capital Revolver Loan, as amended, requires ThermaClime to maintain quarterly earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined, for ThermaClime and its Climate Control Business on a trailing twelve-month basis. ThermaClime and its Climate Control Business’s EBITDA for the twelve-month period ended December 31, 2004 was in excess of the required amounts. The trailing twelve-months EBITDA requirements for 2005 range from $13.7 million to $17.7 million for ThermaClime and is fixed at $10 million for the Climate Control Business. The Working Capital Revolver Loan also requires ThermaClime to achieve an annual fixed charge coverage ratio and limits capital expenditures, as defined, measured quarterly on a trailing twelve-month basis. The Working Capital Revolver Loan also contains covenants that, among other things, limit the borrowers’ ability to: (a) incur additional indebtedness, (b) incur liens, (c) make restricted payments or loans to affiliates who are not Borrowers, (d) engage in mergers, consolidations or other forms of recapitalization, (e) dispose of assets, or (f) repurchase ThermaClime’s 10-3/4% Senior Unsecured Notes. The Working Capital Revolver Loan also requires all collections on accounts receivable be made through a bank account in the name of the lender or their agent.

(B)	In September 2004, ThermaClime and certain of its subsidiaries (the “Borrowers”) completed a $50 million term loan (“Senior Secured Loan”) with a certain lender (the “Lender”). The Senior Secured Loan is to be repaid as follows:

•	quarterly interest payments which began September 30, 2004;

•	quarterly principal payments of $312,500 beginning September 30, 2007;

•	a balloon payment of the remaining outstanding principal of $47.5 million and accrued interest on September 16, 2009.

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

The Borrowers are subject to numerous covenants under the Senior Secured Loan agreement including, but not limited to, limitation on the incurrence of certain additional indebtedness and liens, limitations on mergers, acquisitions, dissolution and sale of assets, and limitations on declaration of dividends and distributions to us, all with certain exceptions. The Borrowers are also subject to a minimum fixed charge coverage ratio, measured quarterly on a trailing twelve-month basis. The Borrowers’ fixed charge coverage ratio exceeded the required ratio for the twelve-month period ended December 31, 2004. The maturity date of the Senior Secured Loan can be accelerated by the Lender upon the occurrence of a continuing event of default, as defined.

The Senior Secured Loan agreement includes a prepayment fee equal to 3% of the principal amount should the Borrowers elect to prepay any principal amount prior to September 15, 2005. This fee is reduced to 2% during the second twelve-month period and to 1% during the third twelve-month period and 0% thereafter.

The Senior Secured Loan is secured by (a) a first lien on (i) certain real property and equipment located at the El Dorado Facility, (ii) certain real property and equipment located at the Cherokee Facility, (iii) certain equipment of the Climate Control Business, and (iv) the equity stock of certain of ThermaClime’s subsidiaries, and (b) a second lien on the assets upon which ThermaClime’s Working Capital Revolver lender has a first lien. The Senior Secured Loan is guaranteed by the Company and is also secured with the stock of ThermaClime.

The proceeds of the Senior Secured Loan were used as follows:

•	repaid the outstanding principal balance due 2005 under the Financing Agreement discussed below, plus accrued interest, of $36.8 million;

•	repurchased a portion of ThermaClime’s 10 3/4% Senior Unsecured Notes due 2007 (discussed in (C) below), held by the Lender, plus accrued interest, of $5.2 million;

•	paid certain fees and expenses of $2.4 million including the cost of an interest cap which sets a maximum annual interest rate of 11% or 11.5% depending on the leverage ratio;

•	repaid the outstanding principal balance of a term loan of $.4 million;

•	paid down the Working Capital Revolver Loan with the remaining balance.

Due to the repayment of the Loans (discussed below) prior to the maturity date of June 30, 2005 with the proceeds of the Senior Secured Loan and since the Lender is not an affiliate of the lenders of the Loans, we recognized a gain on extinguishment of debt of $4.4 million in 2004.

In May 2002, ThermaClime entered into a financing agreement (“Financing Agreement”) with certain lenders in order to fund the repurchase of a portion of the Senior Unsecured Notes at a substantial discount to the face value. Based upon certain criteria, including but not

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

8.	Long-Term Debt (continued)

limited to, unfavorable changes in ThermaClime’s financial condition since the Senior Unsecured Notes were originally sold and the high interest rates on the loans (the “Loans”) under the Financing Agreement, the Financing Agreement transaction was accounted for as a debt restructuring. As a result, we were required to recognize all of the interest payments associated with the Loans in long-term debt. Subsequent interest payments on the Loans were charged against the debt balance.

As required by the lenders of the Loans, as a condition precedent to the completion of the lenders and the transactions contemplated by the Financing Agreement, we granted to the lenders warrants to purchase 595,585 shares of our common stock subject to certain anti- dilution adjustments. The exercise price of the warrants is $0.10 per share and contains a provision for cashless exercise. The warrants have a ten-year exercise period expiring on May 23, 2012. The warrants provide for certain demand registration rights and piggyback registration rights. See Note 21—Subsequent Event relating to the cashless exercise of these warrants in March 2005. The estimated fair value of the warrants at the grant date ($1,983,000) was accounted for as debt issuance costs.

The net gain recognizable in 2002 relating to this debt restructuring was limited to only $.1 million and is included in non-operating other income in the accompanying consolidated statement of income for 2002.

As discussed in Note 19– Discontinued Operations, in December 2002, we sold all of the remaining assets comprising our explosives manufacturing and distribution business. Approximately $3.5 million of the sales proceeds were used as a prepayment on the Loans. Due to this prepayment, ThermaClime did not incur the interest accrued on the Loans prepaid and recognized a gain on extinguishment of debt of $1.5 million which is included in the accompanying consolidated statement of income for 2002.

(C)	In 1997, ThermaClime completed the sale of its 10-3/4% Senior Unsecured Notes due 2007 (the “Notes”). The Notes bear interest at an annual rate of 10-3/4% payable semiannually in arrears on June 1 and December 1 of each year. The Notes are senior unsecured obligations of ThermaClime and rank equal in right of payment to all existing and future senior unsecured indebtedness of ThermaClime and its subsidiaries. The Notes are effectively subordinated to all existing and future secured indebtedness of ThermaClime.

Prior to the repurchase of the Notes in May 2002, as discussed in (B) above, ThermaClime and the trustee under the Indenture (as defined below), with the consent of the holders of at least 66 2/3% of the aggregate principal amount of the outstanding Notes (the “Holders”), entered into a Fifth Supplemental Indenture, dated May 24, 2002 (the “Supplement”), to the Indenture dated November 27, 1997 as amended (the “Indenture”), which governs ThermaClime’s Notes. The Supplement amends the Indenture by, among other things, (a) deleting most of the restrictive covenants, (b) deleting the requirements upon a change of control of ThermaClime or sale of all or substantially all of the assets of ThermaClime, (c)

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

8.	Long-Term Debt (continued)

specifying ThermaClime’s subsidiaries which are guarantors of the Notes and deleting the requirement that certain future subsidiaries of ThermaClime be guarantors, (d) deleting certain events from the definition of “Event of Default,” and (e) providing for conforming changes to the Indenture and the promissory note executed by ThermaClime pursuant to the terms of the Indenture.

The Notes are subject to redemption at the option of ThermaClime, in whole or in part, at the redemption prices set forth in the Indenture, plus accrued and unpaid interest thereon, plus liquidated damages, if any, to the applicable redemption date.

ThermaClime owns substantially all of the companies comprising our Climate Control and Chemical Businesses. ThermaClime is a holding company with no significant assets or operations other than its investments in its subsidiaries, and each of its subsidiaries is wholly-owned, directly or indirectly, by ThermaClime. ThermaClime’s payment obligations under the Notes are fully, unconditionally and joint and severally guaranteed by all of the existing subsidiaries of ThermaClime, except for EDNC (“Non-Guarantor Subsidiaries”).

Set forth below is consolidating financial information of ThermaClime’s Guarantor Subsidiaries, the Non-Guarantor Subsidiaries, and ThermaClime.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

8.	Long-Term Debt (continued)

ThermaClime, Inc.

Condensed Consolidating Balance Sheet

As of December 31, 2004

(As Restated)

(In Thousands)

	Combined Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	ThermaClime, Inc. (Parent)	Eliminations	Consolidated
Assets
Current assets:
Cash	$174	$—	$676		$850
Restricted cash	—	—	158		158
Accounts receivable, net	36,075	4,716	17		40,808
Inventories	27,345	195	—		27,540
Supplies, prepaid items and other	4,349	887	4,467		9,703
Deferred rent expense	—	938	—		938
Deferred income taxes	—	—	4,675		4,675

Total current assets	67,943	6,736	9,993		84,672
Property, plant and equipment, net	62,482	2,393	32		64,907
Investment in and advances to affiliates	—	—	96,127	$(96,127)	—
Receivable from Parent	39,163	8,364	—	(47,527)	—
Other assets, net	5,271	25	2,783		8,079

	$174,859	$17,518	$108,935	$(143,654)	$157,658

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$22,560	$2,663	$390		$25,613
Short-term financing	—	—	3,513		3,513
Accrued liabilities	11,592	2,279	1,178		15,049
Due to LSB and affiliates, net	—	—	1,480		1,480
Current portion of long-term debt	444	353	—		797

Total current liabilities	34,596	5,295	6,561		46,452
Long-term debt	6,353	853	87,538		94,744
Deferred income taxes	—	—	1,735		1,735
Other non-current liabilities	2,449	457	—		2,906
Stockholders’ equity:
Common stock	66	1	1	$(67)	1
Capital in excess of par value	166,212	—	13,052	(166,212)	13,052
Accumulated other comprehensive loss	—	(1,280)	—		(1,280)
Due from LSB and affiliates	—	—	(2,558)		(2,558)
Retained earnings (deficit)	(34,817)	12,192	2,606	22,625	2,606

Total stockholders’ equity	131,461	10,913	13,101	(143,654)	11,821

	$174,859	$17,518	$108,935	$(143,654)	$157,658

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

8.	Long-Term Debt (continued)

ThermaClime, Inc.

Condensed Consolidating Balance Sheet

As of December 31, 2003

(As restated)

(In Thousands)

	Combined Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	ThermaClime, Inc. (Parent)	Eliminations	Consolidated
Assets
Current assets:
Cash	$208	$—	$2,712		$2,920
Accounts receivable, net	30,838	3,187	25		34,050
Inventories	26,404	143	—		26,547
Supplies, prepaid items and other	3,389	669	4,623		8,681
Deferred income taxes	—	—	5,470		5,470

Total current assets	60,839	3,999	12,830		77,668
Property, plant and equipment, net	65,147	1,940	83		67,170
Investment in and advances to affiliates	—	—	89,404	$(89,404)	—
Receivable from Parent	—	13,194	—	(13,194)	—
Other assets, net	7,876	35	1,218		9,129

	$133,862	$19,168	$103,535	$(102,598)	$153,967

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$17,017	$2,589	$344		$19,950
Short-term financing	—	—	3,016		3,016
Accrued liabilities	14,791	5,982	1,173		21,946
Due to LSB and affiliates, net	—	—	585		585
Current portion of long-term debt	2,405	353	26,553		29,311

Total current liabilities	34,213	8,924	31,671		74,808
Long-term debt	4,789	1,206	56,419		62,414
Deferred income taxes	—	—	1,605		1,605
Other non-current liabilities	2,280	590	—		2,870
Payable to Parent	45,014	—	—	$(45,014)	—
Stockholders’ equity:
Common stock	67	1	1	(68)	1
Capital in excess of par value	78,194	—	12,652	(78,194)	12,652
Accumulated other comprehensive loss	—	(1,570)	—		(1,570)
Retained earnings (deficit)	(30,695)	10,017	1,187	20,678	1,187

Total stockholders’ equity	47,566	8,448	13,840	(57,584)	12,270

	$133,862	$19,168	$103,535	$(102,598)	$153,967

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

8.	Long-Term Debt (continued)

ThermaClime, Inc.

Condensed Consolidating Statement of Operations

Year ended December 31, 2004 and 2003

(As restated)

(In Thousands)

	Combined Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	ThermaClime, Inc. (Parent)	Eliminations	Consolidated
2004
Net sales	$307,501	$45,609			$353,110
Cost of sales	265,237	41,508	$669		307,414

Gross profit (loss)	42,264	4,101	(669)		45,696
Selling, general and administrative	38,711	412	2,475	$(7)	41,591
Other expense (income), net	476	108	(272)	7	319

Operating income (loss)	3,077	3,581	(2,872)	—	3,786
Interest expense	10,742	34	5,970	(10,373)	6,373
Gain extinguishment of debt	—	—	(4,400)		(4,400)
Non-operating other income, net	(239)	(18)	(10,379)	10,373	(263)

Income (loss) from operations before income taxes and equity in earnings (losses) of affiliate and subsidiaries	(7,426)	3,565	5,937	—	2,076
Equity in losses of subsidiaries	—	—	(1,947)	1,947	—
Equity in earnings of affiliate	668	—			668
Benefit (provision) for income taxes	2,636	(1,390)	(2,571)		(1,325)

Net income (loss)	$(4,122)	$2,175	$1,419	$1,947	$1,419

2003
Net sales	$269,253	$42,947			$312,200
Cost of sales	228,927	38,829	$717	$(5)	268,468

Gross profit (loss)	40,326	4,118	(717)	5	43,732
Selling, general and administrative	34,280	437	2,171	(7)	36,881
Other expense (income), net	18	87	(101)	12	16

Operating income (loss)	6,028	3,594	(2,787)	—	6,835
Interest expense	10,993	39	5,226	(10,454)	5,804
Non-operating other income, net	—	(9)	(11,805)	10,454	(1,360)

Income (loss) from operations before income taxes and equity in earnings (losses) of affiliate and subsidiaries	(4,965)	3,564	3,792	—	2,391
Equity in losses of subsidiaries	—	—	(843)	843	—
Equity in earnings of affiliate	19	—	—		19
Benefit (provision) for income taxes	1,929	(1,390)	(1,489)		(950)

Net income (loss)	$(3,017)	$2,174	$1,460	$843	$1,460

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

8.	Long-Term Debt (continued)

ThermaClime, Inc.

Condensed Consolidating Statement of Operations

Year ended December 31, 2002

(As restated)

(In Thousands)

	Combined Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	ThermaClime, Inc. (Parent)	Eliminations	Consolidated
Net sales	$244,165	$34,749			$278,914
Cost of sales	206,197	31,142	$591	$(5)	237,925

Gross profit (loss)	37,968	3,607	(591)	5	40,989
Selling, general and administrative	32,468	387	844	(7)	33,692
Other expense (income), net	(1,932)	92	(94)	12	(1,922)

Operating income (loss)	7,432	3,128	(1,341)	—	9,219
Interest expense	10,744	59	7,536	(10,870)	7,469
Gain on extinguishment of debt	—	—	(1,458)		(1,458)
Non-operating other income, net	(917)	(13)	(11,410)	10,870	(1,470)

Income (loss) from continuing operations before income taxes and equity in earnings of affiliate and subsidiaries	(2,395)	3,082	3,991	—	4,678
Equity in losses of subsidiaries	—	—	(3,009)	3,009	—
Equity in earnings of affiliate	40	—	—		40
Benefit (provision) for income taxes	927	(1,202)	(172)		(447)
Net loss from discontinued operations	(3,461)	—	—		(3,461)

Net income (loss)	$(4,889)	$1,880	$810	$3,009	$810

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

8.	Long-Term Debt (continued)

ThermaClime, Inc.

Condensed Consolidating Statement of Cash Flows

Year ended December 31, 2004

(As restated)

(In Thousands)

	Combined Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	ThermaClime, Inc. (Parent)	Eliminations	Consolidated
Cash flows provided (used) by operating activities	$(587)	$(3,739)	$3,549		$(777)
Cash flows from investing activities:
Capital expenditures	(8,183)	(742)	(3)		(8,928)
Proceeds from sales of property and equipment	862	—			862
Payment of restricted cash	—	—	(158)		(158)
Other assets	(418)	4	(156)		(570)

Net cash used by investing activities	(7,739)	(738)	(317)		(8,794)
Cash flows from financing activities:
Payments on Financing Agreement	—	—	(38,531)		(38,531)
Payments on long-term debt	(909)	(353)	(601)		(1,863)
Acquisition of 10 3/4% Senior Unsecured Notes	—	—	(5,000)		(5,000)
Proceeds from Senior Secured Loan, net of fees	—	—	47,708		47,708
Net change in revolving debt	1,791	—	1,671		3,462
Proceeds from short-term financing	—	—	5,302		5,302
Payments on short-term financing	—	—	(4,805)		(4,805)
Net change in due to/from LSB and affiliates	—	—	1,228		1,228
Advances to/from affiliates	7,410	4,830	(12,240)		—

Net cash provided (used) by financing activities	8,292	4,477	(5,268)		7,501

Net decrease in cash from all activities	(34)	—	(2,036)		(2,070)
Cash at the beginning of year	208	—	2,712		2,920

Cash at the end of year	$174	$—	$676		$850

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

8.	Long-Term Debt (continued)

ThermaClime, Inc.

Condensed Consolidating Statement of Cash Flows

Year ended December 31, 2003

(As restated)

(In Thousands)

	Combined Guarantor Subsidiaries	Consolidated Non- Guarantor Subsidiaries	ThermaClime, Inc. (Parent)	Eliminations	Consolidated
Cash flows provided by operating activities	$3,435	$3,524	$5,228		$12,187
Cash flows from investing activities:
Capital expenditures	(6,988)	(162)	(91)		(7,241)
Proceeds from sales of property and equipment	81	—	—		81
Proceeds from restricted cash held in escrow	—	—	1,838		1,838
Other assets	48	—	50		98

Net cash provided (used) by investing activities	(6,859)	(162)	1,797		(5,224)
Cash flows from financing activities:
Payments on Financing Agreement	—	—	(3,375)		(3,375)
Payments on long-term debt	(694)	(353)	(198)		(1,245)
Long-term and other borrowings, net of fees	—	—	800		800
Net change in revolving debt	353	—	(3,535)		(3,182)
Proceeds from short-term financing	—	—	5,071		5,071
Payments on short-term financing	—	—	(4,848)		(4,848)
Net change in due to/from LSB and affiliates	—	—	1,376		1,376
Advances to/from affiliates	3,563	(3,009)	(554)		—

Net cash provided (used) by financing activities	3,222	(3,362)	(5,263)		(5,403)

Net increase (decrease) in cash from all activities	(202)	—	1,762		1,560
Cash at the beginning of year	410	—	950		1,360

Cash at the end of year	$208	$—	$2,712		$2,920

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

8.	Long-Term Debt (continued)

ThermaClime, Inc.

Condensed Consolidating Statement of Cash Flows

Year ended December 31, 2002

(As restated)

(In Thousands)

	Combined Guarantor Subsidiaries	Consolidated Non- Guarantor Subsidiaries	ThermaClime, Inc. (Parent)	Eliminations	Consolidated
Cash flows provided (used) by continuing operating activities	$18,767	$2,744	$(2,261)		$19,250
Cash flows from investing activities:
Capital expenditures	(9,511)	(456)	(8)		(9,975)
Proceeds from sales of property and equipment	227	—	1		228
Payment of restricted cash held in escrow	—	—	(1,838)		(1,838)
Other assets	275	(1)	(15)		259

Net cash used by investing activities	(9,009)	(457)	(1,860)		(11,326)
Cash flows from financing activities:
Payments on Financing Agreement	—	—	(5,633)		(5,633)
Payments on long-term debt	(2,171)	(353)	(17)		(2,541)
Acquisition of 10 3/4 % Senior Unsecured Notes	—	—	(30,065)		(30,065)
Proceeds from Financing Agreement net of fees	—	—	32,155		32,155
Net change in revolving debt	(332)	—	(8,730)		(9,062)
Proceeds from short-term financing	—	—	5,022		5,022
Payments on short-term financing	—	—	(4,458)		(4,458)
Net change in due to/from LSB and affiliates	—	—	3,162		3,162
Advances to/from affiliates	(11,656)	(1,950)	13,606		—

Net cash provided (used) by financing activities	(14,159)	(2,303)	5,042		(11,420)
Net cash provided by discontinued operations	4,547	—	—		4,547

Net increase (decrease) in cash from all activities	146	(16)	921		1,051
Cash at the beginning of year	264	16	29		309

Cash at the end of year	$410	$—	$950		$1,360

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

8.	Long-Term Debt (continued)

Maturities (in thousands) of long-term debt for each of the five years after December 31, 2004 are: 2005—$4,833; 2006—$2,907; 2007—$15,943; 2008—$2,384; 2009—$76,598 and thereafter—$3,842.

9.	Income Taxes

The tax effects of each type of temporary difference and carryforward that are used in computing deferred tax assets and liabilities and the valuation allowance related to deferred tax assets at December 31, 2004 and 2003 are as follows:

	2004	2003 (As restated)
	(In Thousands)
Deferred tax assets
Amounts not deductible for tax purposes:
Allowance for doubtful accounts	$1,367	$2,414
Asset impairment	837	6,611
Accrued liabilities	1,484	1,320
Other	1,926	2,116
Excess of tax gain over book gain resulting from debt refinancing	—	5,346
Capitalization of certain costs as inventory for tax purposes	1,151	899
Net operating loss carryforwards	27,983	16,490
Alternative minimum tax credit carryforwards	793	793

Total deferred tax assets	35,541	35,989
Less valuation allowance on deferred tax assets	27,928	28,051

Net deferred tax assets	$7,613	$7,938

Deferred tax liabilities
Accelerated depreciation used for tax purposes	$7,031	$7,215
Excess of book gain over tax gain resulting from sale of land	434	501
Other	148	222

Total deferred tax liabilities	$7,613	$7,938

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

The differences between the amount of the provision for income taxes (consisting solely of current state taxes) and the amount which would result from the application of the federal statutory rate to “Income from continuing operations before provision for income taxes and cumulative effect of accounting change” for each of the three years in the period ended December 31, 2004 are detailed below:

	2004 (As restated)	2003 (As restated)	2002 (As restated)
	(In Thousands)
Provision for income taxes at federal statutory rate	$434	$1,311	$1,239
Changes in the valuation allowance related to deferred tax assets, net of rate differential	(123)	(581)	97
Effect of discontinued operations and other on valuation allowance	(350)	(792)	(1,332)
State income taxes, net of federal benefit	—	—	35
Permanent differences	39	62	17

Provision for income taxes	$—	$—	$56

At December 31, 2004 we have regular-tax net operating loss (“NOL”) carryforwards of approximately $71.8 million ($51.8 million alternative minimum tax NOLs) that begin expiring 2009.

10.	Commitments and Contingencies

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

Nitric Acid Plant

Our wholly owned subsidiary, El Dorado Nitric Company and its subsidiaries (“EDNC”), operates a nitric acid plant (the “Baytown Plant”) at a Baytown, Texas chemical facility in accordance with a series of agreements with Bayer Corporation (“Bayer”) (collectively, the “Bayer Agreement”). Under the terms of the Bayer Agreement, EDNC is leasing the Baytown Plant pursuant to a leveraged lease from an unrelated third party with an initial lease term of ten years. The schedule of future minimum payments on operating leases above includes $2,250,000 in 2005, $8,175,000 in 2006, $9,227,000 in 2007, $11,173,000 in 2008 and $4,882,000 in 2009 related to lease payments on the Baytown Plant. Upon expiration of the initial ten-year term, the Bayer Agreement may be renewed for up to six renewal terms of five years each; however, prior to each renewal period, either party to the Bayer Agreement may opt against renewal. The total amount of future minimum payments due under the Bayer Agreement is being charged to rent expense on the straight-line method over the initial ten-year term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to deferred rent expense which is included in current assets and accrued liabilities in the accompanying balance sheets. The Company and its subsidiaries have not provided a residual value guarantee on the value of the equipment related to the leveraged lease and Bayer has the unilateral right to determine if the fixed-price purchase option is exercised in 2009. If Bayer decides to exercise the purchase option, they must also fund it. EDNC’s ability to perform on its lease commitments is contingent upon Bayer’s performance under the Bayer Agreement. One of our subsidiaries has guaranteed the performance of EDNC’s obligations under the Bayer Agreement.

Purchase and Sales Commitments

As of December 31, 2004, EDC’s agreement with its principal supplier of anhydrous ammonia terminated and since that date EDC and this supplier have been in negotiations concerning a new purchase agreement. Since December 31, 2004 until a new contract was finalized, the supplier continued to provide EDC with its requirements of anhydrous ammonia. In March 2005, EDC reached an agreement with this supplier. Under a new agreement effective January 3, 2005 EDC will purchase substantially all of its requirements of purchased ammonia using a market price-based formula plus transportation to the manufacturing facility in El Dorado, Arkansas through December 31, 2005.

In 1995, one of our subsidiaries entered into a product supply agreement with a third party whereby the subsidiary is required to make monthly facility fee and other payments which aggregate $81,000. In return for this payment, the subsidiary is entitled to certain quantities of compressed oxygen produced by the third party. Except in circumstances as defined by the agreement, the monthly payment is payable regardless of the quantity of compressed oxygen used by the subsidiary. The term of this agreement is for fifteen years; however, the subsidiary can currently terminate the agreement without cause at a cost of approximately $4.5 million. Based on the subsidiary’s estimate of compressed oxygen demands of the plant, the cost of the oxygen under this agreement is expected to be favorable compared to floating market prices. Purchases under this agreement aggregated $988,000, $960,000, and $947,000 in 2004, 2003, and 2002, respectively.

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

Effective October 1, 2001, our subsidiary, Cherokee Nitrogen Holding, Inc. (“CNH”) entered into a long term 83% ammonium nitrate solution supply agreement with a third party (“Solution Agreement”). Under the Solution Agreement, CNH will supply to the third party its requirements of 83% ammonium nitrate solution from CNH’s Cherokee, Alabama manufacturing plant for a term through at least September 2006 on a cost-plus basis.

On November 1, 2001, EDC entered into a long-term cost-plus industrial grade ammonium nitrate supply agreement (“Supply Agreement”) with a third party. Under the Supply Agreement, EDC will supply from it’s El Dorado, Arkansas plant approximately 190,000 tons of industrial grade ammonium nitrate per year, which is approximately 90% of the plant’s manufacturing capacity for that product, for a term through at least March 2007.

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

A. Environmental Matters

Our operations are subject to numerous environmental laws (“Environmental Laws”) and to other federal, state and local laws regarding health and safety matters (“Health Laws”). In particular, the manufacture and distribution of chemical products are activities which entail environmental risks and impose obligations under the Environmental Laws and the Health Laws, many of which provide for substantial fines and criminal sanctions for violations. There can be

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

10.	Commitments and Contingencies (continued)

no assurance that material costs or liabilities will not be incurred by us in complying with such laws or in paying fines or penalties for violation of such laws. The Environmental Laws and Health Laws and enforcement policies thereunder relating to our Chemical Business have in the past resulted, and could in the future result, in compliance expenses, cleanup costs, penalties or other liabilities relating to the handling, manufacture, use, emission, discharge or disposal of pollutants or other substances at or from our facilities or the use or disposal of certain of its chemical products. Historically, significant expenditures have been incurred by subsidiaries within our Chemical Business, including, but not limited to, EDC at its El Dorado, Arkansas plant (the “El Dorado Facility”), in order to comply with the Environmental Laws and Health Laws. Our Chemical Business could be required to make significant additional site or operational modifications at this or other facilities involving substantial expenditures. We have a legal obligation to monitor certain discharge water outlets at our El Dorado Facility should we discontinue the operations of the facility. We do not believe that the annual costs of the required monitoring activities would be significant and as we currently have no plans to discontinue the use of the facility and the remaining life is indeterminable, an asset retirement liability has not been recognized. However, we will continue to review this obligation and record a liability when a reasonable estimate of the fair value can be made. Currently, there is insufficient information to estimate the fair value of the asset retirement obligation.

1.	Water Matters

Discharge Water Issues

The El Dorado Facility generates process wastewater. This wastewater is transported at the El Dorado Facility to a small pond for pH adjustment and then to a larger pond for biological oxidation. The process water discharge and storm-water run off are governed by a state NPDES water discharge permit renewed every five years. During 2004, EDC entered into a settlement agreement with the state of Arkansas Department of Environmental Quality (“ADEQ”) that provided, in part, for effluent limits which EDC believes are acceptable. Pursuant to the settlement agreement, the ADEQ issued the final revised NPDES water discharge permit, which became effective on June 1, 2004. In order to release EDC’s discharge water, we plan for EDC to utilize a pipeline to be built by the City of El Dorado, Arkansas (the “City”).

We believe that the NPDES permit, as issued, will require additional capital expenditures by EDC, estimated to be approximately $3 to $4 million, which would be expended over the next three years, plus reimbursement to the City for our pro-rata portion of pipeline engineering and construction costs as those costs are incurred. It is anticipated that EDC will be required to pay approximately $1.8 million over the next three years of the City’s engineering and construction costs to build the pipeline. This estimate assumes that the City timely builds its own discharge pipeline to a nearby river and we are permitted to tie our pipeline into the City’s pipeline. The City council has approved the joint pipeline. We do not have any reliable estimates of the cost of an alternative solution in the event that the pipeline is not built, or timely built, by the City.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

10.	Commitments and Contingencies (continued)

In addition, EDC has entered into a Consent Administrative Order (“CAO”) that recognizes the presence of nitrate contamination in the shallow groundwater at the El Dorado Facility. A new CAO is being completed to address the shallow groundwater contamination, which will include an evaluation of the current conditions and remediation based upon a risk assessment. The final remedy for shallow groundwater contamination, should any remediation be required, will be selected pursuant to the new CAO and based upon the risk assessment. There are no known users of this shallow groundwater in the area, and preliminary risk assessments have not identified any public health risk that would require remediation. At December 31, 2004 the estimated costs to complete the requested investigation and known remediation ranges from $133,000 to $358,000 depending on the options required. A liability of $133,000 has been established for the estimated investigation and remediation costs. However, this estimate may be revised in the near term based on the final remedy selected pursuant to the new CAO.

Drainage of Pond at El Dorado Facility and Plea Agreement

In response to a maintenance emergency and to prevent an uncontrolled release, the equalization pond located at the El Dorado Facility was drained to accommodate repairs to an underground discharge pipe in September 2001. Although, no adverse environmental conditions were noted at the time of discharge, the sustained discharge was out of compliance with the mass effluent limits contained in the facility’s permit. An environmental compliance employee of EDC determined that proper procedure would be to notify the state of Arkansas in the month-end report. The state disagreed and took the position that they should have been notified immediately. EDC and the state of Arkansas have agreed to a Consent Administrative Order to settle any civil penalty claims relating to this discharge event whereby EDC paid a $50,000 civil penalty and has funded $50,000 on supplemental environmental projects.

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

EDC and the ADEQ have entered into a consent administrative order (“AirCAO”) resolving certain air regulatory alleged violations associated with EDC’s sulfuric acid plant and certain other alleged air emission violations. The AirCAO became effective during February 2004. The AirCAO requires EDC to implement additional air emission controls at the El Dorado Facility and to install a continuous air monitoring system. The air monitoring system is to operate for

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

10.	Commitments and Contingencies (continued)

twelve months. The ultimate cost of any technology changes required cannot presently be determined but is believed to cost between $1.5 million to $3 million of capital expenditures depending on the technology changes ultimately required by the ADEQ. The implementation of the technological change and related expenditures will be made over the next three to six years.

3.	Other Environmental Matters

In April 2002, Slurry Explosive Corporation (“Slurry”), a subsidiary within our Chemical Business, entered into a Consent Administrative Order (“Slurry Consent Order”) with the state of Kansas, regarding Slurry’s Hallowell, Kansas manufacturing facility (“Hallowell Facility”). The Slurry Consent Order addressed the release of contaminants from the facility into the soils and groundwater and surface water at the Hallowell Facility. There are no known users of the groundwater in the area. The adjacent strip pit is used for fishing. Under the terms of the Slurry Consent Order, Slurry is required to, among other things, submit an environmental assessment work plan to the state of Kansas for review and approval, and agree with the state as to any required corrective actions to be performed at the Hallowell Facility.

In connection with the sale of substantially all of the operating assets of Slurry and UTeC, both subsidiaries within our Chemical Business, in December 2002, UTeC leased the Hallowell Facility to the buyer under a triple net long-term lease agreement. However, Slurry retained the obligation to be responsible for, and perform the activities under, the Slurry Consent Order. In addition, certain of our subsidiaries agreed to indemnify the buyer of such assets for these environmental matters. Slurry has placed the prior owners (Chevron/Texaco) of the Hallowell Facility on notice of their responsibility for contribution towards the costs to investigate and remediate this site. Representatives of the prior owner have agreed to pay for one-half of the costs of the investigation on an interim, non-binding basis. At December 31, 2004 a liability of $208,000 has been established for our share of the estimated investigation and remediation costs. No additional liabilities can be estimated until the required testing and investigations are complete. However, these estimates may be revised in the near term based on the results of our investigation and remediation.

Grand Jury Investigation – Slurry – Hallowell Facility

The U.S. Alcohol Tobacco and Firearms Agency (“AT&F”) previously conducted an investigation at Slurry. In August 2003, the Company learned that a federal grand jury for the District of Kansas was investigating Slurry and certain of its former employees relating to the conduct at Slurry’s commercial explosives manufacturing plant at the Hallowell, Kansas facility (“Hallowell Facility”) related to compliance with federal explosives statutes. Active operations at the Hallowell Facility were discontinued in February 2002 after its license to possess explosives was revoked by the AT&F. Thereafter, as stated above, Slurry’s business was sold to a third party. As of the date of this report, no target letters indicating a decision by the United States to seek criminal charges in connection with this investigation have been received and we are estimating no fines or penalties to be recognized in connection with this matter.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

10.	Commitments and Contingencies (continued)

B.	Other Pending or Threatened Litigation

1.	Climate Control Business

A lawsuit was filed in August 2002, against Trison Construction, Inc. (“Trison”), a subsidiary within our Climate Control Business, in the District Court, State of Oklahoma, Pontotoc County, in the case styled Trade Mechanical Contractors, Inc., et al. v. Trison Construction, Inc. In this lawsuit, the plaintiff alleges that Trison breached its contract with the plaintiff by delaying contract performance and refusal of payment, and that the actions by Trison damaged the plaintiff. The plaintiff alleges that Trison owes it approximately $231,000, inclusive of overhead, cost and profit; approximately $94,000 in extended overhead and expenses. Trison has asserted a counterclaim against the plaintiff for recovery of its costs and attorneys fees associated with the defense of this case and approximately $306,000 in damages due to plaintiff’s breach of contract. As of the date of this report, we are unable to provide an evaluation of the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss to Trison at this time. In June 2004, Johnson Controls, Inc. (“JCI”) filed a formal demand for arbitration against Trison and its bonding company. JCI is alleging that it has sustained damages of approximately $1.7 million as a result of alleged defects in Trison’s work in connection with a facility located in Pontotoc County, Oklahoma. We are unable to provide an evaluation of the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss to Trison at this time. In addition, in accordance with demands by the Company’s bonding company, the Company has agreed to increase the security deposited with the bonding company from a $1 million letter of credit to $1.5 million letter of credit.

International Environmental Corporation (“IEC”), a subsidiary within our Climate Control Business, has been sued, together with 18 other defendants and 8 other parties added by the original named defendants, in the case styled Hilton Hotels, et al. v. International Environmental Corporation, et al., pending in the First Circuit Court of Hawaii. The plaintiffs’ claims arise out of construction of a hotel in Hawaii. The plaintiffs claim that it was necessary to close the hotel approximately one year after it was opened due to an infestation of mold, requiring the hotel owner to undertake a mold remediation project. The owner of the hotel sued many of the parties involved in the design and construction, or supply of equipment, for the hotel, alleging the improper design, construction, installation and/or air conditioning equipment. IEC supplied certain portions of the air conditioning equipment, which the plaintiffs allege was defective. IEC believes that it has meritorious defenses to this lawsuit. The plaintiffs have not specified the amount of damages and therefore the amount of our potential liability cannot be estimated. The Company has notified its insurance carrier, which is providing a defense under a reservation of rights. Our deductible under the product liability coverage is $150,000 which we incurred in the form of legal defense costs and recognized as an expense of $98,000 in 2004 and $52,000 in 2003.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

10.	Commitments and Contingencies (continued)

2.	Chemical Business

Cherokee Nitrogen, Inc. (“Cherokee”), a subsidiary within our Chemical Business, has been sued for an undisclosed amount of money based on a claim that the subsidiary breached an agreement by overcharging the plaintiff for ammonium nitrate as a result of inflated prices for natural gas used to manufacture the ammonium nitrate. The suit is Nelson Brothers, LLC v. Cherokee Nitrogen v. Dynegy Marketing, and is pending in Alabama state court in Colbert County. Cherokee has filed a third party complaint against Dynegy and a subsidiary asserting that Dynegy was the party responsible for fraudulently causing artificial natural gas prices to exist and seeking an undisclosed amount from Dynegy, including any amounts which may be recovered by the plaintiff. Dynegy has filed a counterclaim against Cherokee for monies allegedly owed on account, which is alleged by Dynegy to be $600,000. Although there is no assurance, counsel for Cherokee has advised the company that, at this time, they believe that there is a good likelihood that Cherokee will recover monies from Dynegy over and above any monies which may be recovered by the plaintiff or owed to Dynegy.

3.	Other

Zeller Pension Plan

In February 2000, the Company’s Board of Directors authorized management to proceed with the sale of the automotive business, since the automotive business was no longer a “core business” of the Company. In May 2000, the Company sold substantially all of its assets in its automotive business. After the authorization by the board, but prior to the sale, the automotive business purchased the assets and assumed certain liabilities of Zeller Corporation (“Zeller”). The liabilities of Zeller assumed by the automotive business included Zeller’s pension plan, which is not a multi-employer pension plan. In June 2003, the principal owner (“Owner”) of the buyer of the automotive business was contacted by a representative of the Pension Benefit Guaranty Corporation (“PBGC”) regarding the plan. The Owner has been informed by the PBGC of a possible under-funding of the plan and a possible takeover of the plan by the PBGC. The Owner has notified the Company of these events. The Company has also been contacted by the PBGC and has been advised that the PBGC considers the Company to be potentially liable for the under-funding of the Zeller Plan in the event that the plan is taken over by the PBGC and has alleged that the under-funding is approximately $.6 million. The Company has been advised by ERISA counsel that, based upon numerous representations made by the Company and the assumption that the trier of fact determining the Company’s obligations with respect to the plan would find that: we disposed, in May 4, 2000 of interest in the automotive business including the Zeller assets and business pursuant to a bona fide purchase agreement under the terms of which the purchaser assumed all obligations with respect to the operation, including funding of the Zeller plan, the purpose of the sale of the automotive business did not include an attempt to evade liability for funding the Zeller plan, at the time we disposed or our interest in the automotive business, the Zeller plan was adequately funded, on an ongoing basis and all required contributions had been made, and the Zeller plan did not terminate at anytime that any member

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

10.	Commitments and Contingencies (continued)

of the Company’s controlled group of entities was a contribution sponsor to the Zeller plan, that the possibility of an unfavorable outcome to us in a lawsuit if the PBGC attempts to hold us liable for the under-funding of the Zeller plan is remote.

Asserting Financing Fee

On December 4, 2003, the Company and Southwest Securities, Inc. (“Southwest”) entered into a letter agreement whereby the Company agreed to retain Southwest to assist the Company in obtaining financing for the Company. Southwest’s right to a fee under the Agreement is limited to a refinancing occurring during “a period of sixty days, to be extended if a transaction is ongoing.” A financing did not occur within sixty days of the date of the Agreement, nor was a funding transaction “ongoing” at the end of that period. In September 2004, more than ten months after the date of the Agreement between the Company and Southwest, ThermaClime borrowed $50 million from Orix Capital Markets, LLC (“Orix”). It is the Company’s position that the Orix financing transaction was not the result of any efforts by Southwest, nor was it the culmination of any negotiations or transaction commenced during the sixty-day term of the Agreement. Nonetheless, Southwest has asserted that it is entitled to a fee of $1.7 million pursuant to the Agreement. The Company brought an action against Southwest in Oklahoma state court in a lawsuit styled LSB Industries, Inc. v. Southwest Securities, Inc. pending in the Oklahoma District Court, Oklahoma County, for a declaratory judgment that the Company is not liable to Southwest under the Agreement as a result of the Orix financing transaction. The Company intends to vigorously defend itself against the claim by Southwest. As of the date of this report, no liability has been established relating to the fee asserted by Southwest.

We are also involved in various other claims and legal actions which in the opinion of management, after consultation with legal counsel, if determined adversely to us, would not have a material effect on our business, financial condition or results of operations.

11.	Redeemable Preferred Stock

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

12.	Stockholders’ Equity

Qualified Stock Option Plans

At December 31, 2004, we have a 1993 Stock Option and Incentive Plan (850,000 shares) and a 1998 Stock Option Plan (1,000,000 shares). Under these plans, we are authorized to grant

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

12.	Stockholders’ Equity (continued)

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

Activity in our qualified stock option plans during each of the three years in the period ended December 31, 2004 is as follows:

	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,283,800	$2.37	1,424,600	$2.34	1,655,800	$2.39
Granted	—	$—	—	$—	—	$—
Exercised	(346,596)	$1.59	(127,800)	$1.53	(90,300)	$2.84
Canceled, forfeited or expired	(16,000)	$2.72	(13,000)	$7.21	(140,900)	$2.65

Outstanding at end of year	921,204	$2.65	1,283,800	$2.37	1,424,600	$2.34

Exercisable at end of year	863,454	$2.65	1,168,300	$2.33	1,015,900	$2.54

The following table summarizes information about qualified stock options outstanding and exercisable at December 31, 2004:

	Stock Options Outstanding			Stock Options Exercisable
Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Shares Exercisable	Weighted Average Exercise Price
$ 1.25	396,204	4.58	$1.25	396,204	$1.25
$ 2.73 - $ 3.00	175,000	6.42	$2.76	117,250	$2.76
$ 4.13 - $ 4.88	350,000	1.83	$4.19	350,000	$4.19

$ 1.25 - $ 4.88	921,204	3.89	$2.65	863,454	$2.65

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

12.	Stockholders’ Equity (continued)

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

We have an Outside Directors Stock Option Plan (the “Outside Director Plan”). The Outside Director Plan authorizes the grant of non-qualified stock options to each member of our Board of Directors who is not an officer or employee of the Company or its subsidiaries. The maximum number of shares of our common stock that may be issued under the Outside Director Plan is 400,000 shares. At December 31, 2004, there are 90,000 options outstanding related to the Outside Director Plan.

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

Activity in our non-qualified stock option plans during each of the three years in the period ended December 31, 2004 is as follows:

	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,254,000	$2.17	1,351,000	$2.32	1,208,000	$2.29
Granted	—	$—	—	$—	168,000	$2.79
Exercised	(235,000)	$2.81	(3,000)	$1.25	—	$—
Surrendered, forfeited, or expired	(5,000)	$4.19	(94,000)	$4.39	(25,000)	$4.19

Outstanding at end of year	1,014,000	$2.01	1,254,000	$2.17	1,351,000	$2.32

Exercisable at end of year	913,250	$1.87	1,102,500	$2.03	995,050	$2.34

Weighted average fair value of options granted during year		N/A		N/A		$1.87

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

12.	Stockholders’ Equity (continued)

The following table summarizes information about non-qualified stock options outstanding and exercisable at December 31, 2004:

	Stock Options Outstanding			Stock Options Exercisable
Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Shares Exercisable	Weighted Average Exercise Price
$ 1.25 - $ 1.38	711,500	4.58	$1.26	711,500	$1.26
$ 2.62 - $ 2.73	108,500	7.19	$2.70	47,750	$2.73
$ 4.19	109,000	2.98	$4.19	69,000	$4.19
$ 4.54 - $ 5.36	85,000	2.58	$4.59	85,000	$4.59

$ 1.25 - $ 5.36	1,014,000	4.52	$2.01	913,250	$1.87

Preferred Share Purchase Rights

We have adopted a preferred share rights plan (the “Rights Plan”), which Rights Plan became effective as of February 27, 1999. The Rights Plan replaced and renewed a rights plan that was terminating as of that date. Under the Rights Plan, we declared a dividend distribution of one Renewed Preferred Share Purchase Right (the “Renewed Preferred Right”) for each outstanding share of our common stock outstanding as of February 27, 1999 and all further issuances of our common stock would carry the rights. The Rights Plan has a term of ten years from its effective date. The Renewed Preferred Rights are designed to ensure that all of our stockholders receive fair and equal treatment in the event of a proposed takeover or abusive tender offer.

The Renewed Preferred Rights are generally exercisable when a person or group (other than Jack E. Golsen, our Chairman and Chief Executive Officer, and his affiliates, our company or any of our subsidiaries, our employee benefit plans and certain other limited excluded persons or entities, as set forth in the Rights Plan) acquire beneficial ownership of 20% or more of our common stock (such a person or group will be referred to as the “Acquirer”). Each Renewed Preferred Right (excluding Renewed Preferred Rights owned by the Acquirer) entitles stockholders to buy one one-hundredth (1/100) of a share of a new series of participating preferred stock at an exercise price of $20. Following the acquisition by the Acquirer of beneficial ownership of 20% or more of our common stock, and prior to the acquisition of 50% or more of our common stock by the Acquirer, our Board of Directors may exchange all or a portion of the Renewed Preferred Rights (other than Renewed Preferred Rights owned by the Acquirer) for our common stock at the rate of one share of common stock per Renewed Preferred Right. Following acquisition by the Acquirer of 20% or more of our common stock, each Renewed Preferred Right (other than the Renewed Preferred Rights owned by the Acquirer) will entitle its holder to purchase a number of our common shares having a market value of two times the Renewed Preferred Right’s exercise price in lieu of the new preferred stock. Thus, only as an example, if our common shares at such time were trading at $10 per share and the exercise price

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

12.	Stockholders’ Equity (continued)

of the Renewed Preferred Right is $20, each Renewed Preferred Right would thereafter be exercisable at $20 for four of our common shares.

If after the Renewed Preferred Share Rights are triggered, we are acquired, or we sell 50% or more of our assets or earning power, each Renewed Preferred Right (other than the Renewed Preferred Rights owned by the Acquirer) will entitle its holder to purchase a number of the acquiring company’s common shares having a market value at the time of two times the Renewed Preferred Right’s exercise price, except if the transaction is consummated with a person or group who acquired our common shares pursuant to a Permitted Offer, the price for all of our common shares paid to all of our common shareholders is not less than the price per share of our common stock pursuant to the Permitted Offer and the form of consideration offered in the transaction is the same as the form of consideration paid pursuant to the Permitted Offer. As defined in the Rights Plan, a “Permitted Offer” is an offer for all of our common shares at a price and on terms that a majority of our Board, who are not officers or the person or group who could trigger the exerciseability of the Renewed Preferred Rights, deems adequate and in our best interest and that of our shareholders. Thus, only as an example, if our common shares were trading at $10 per share and the exercise price of a Renewed Preferred Right is $20, each Renewed Preferred Right would thereafter be exercisable at $20 for four shares of the Acquirer.

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

In May 2002, we issued warrants to purchase 595,585 shares of our common stock exercisable at $.10 per share until May 2012 (see Note 8 (B)). See Note 21 – Subsequent Event relating to the cashless exercise of these warrants in March 2005.

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

The Class C preferred stock, designated as a $3.25 convertible exchangeable Class C preferred stock, Series 2, has no par value (“Series 2 Preferred”). The Series 2 Preferred has a liquidation preference of $50.00 per share plus accrued and unpaid dividends and is convertible at the option of the holder at any time, unless previously redeemed, into our common stock at an initial conversion price of $11.55 per share (equivalent to a conversion rate of approximately 4.3 shares of common stock for each share of Series 2 Preferred), subject to adjustment under certain conditions. Upon the mailing of notice of certain corporate actions, holders will have special conversion rights for a 45-day period. The Series 2 Preferred is redeemable at our option, in whole or in part, at $50.00 per share, plus accrued and unpaid dividends to the redemption date. Dividends on the Series 2 Preferred are cumulative and are payable quarterly in arrears. At December 31, 2004, $11.1 million of dividends ($17.875 per share) on the Series 2 Preferred were in arrears.

The Series 2 Preferred also is exchangeable in whole, but not in part, at our option on any dividend payment date for 6.50% Convertible Subordinated Debentures due 2018 (the “Debentures”) at the rate of $50.00 principal amount of Debentures for each share of Series 2 Preferred. Interest on the Debentures, if issued, will be payable semiannually in arrears. The Debentures will, if issued, contain conversion and optional redemption provisions similar to those of the Series 2 Preferred and will be subject to a mandatory annual sinking fund redemption of five percent of the amount of Debentures initially issued, commencing on the June 15 following their issuance.

During September 2004, we purchased 5,000 shares of Series 2 Preferred in the open market for $271,000 ($54.12 per share). These shares were canceled by the Company.

The 1,000,000 shares of Class C preferred stock, designated as Series D 6% cumulative, convertible Class C preferred stock (“Series D Preferred”), have no par value and are convertible, in whole or in part, into 250,000 shares of our common stock (1 share of common stock for 4 shares of preferred stock) at any time at the option of the holder. Dividends on the Series D Preferred are cumulative and payable annually in arrears at the rate of 6% per annum of the liquidation preference of $1.00 per share but will be paid only after accrued and unpaid dividends are paid on the Series 2 Preferred. At December 31, 2004, $180,000 of dividends ($.18 per share) on the Series D Preferred were in arrears. Each holder of the Series D Preferred shall be entitled to .875 votes per share.

At December 31, 2004 we are authorized to issue an additional 3,200 shares of $100 par value preferred stock and an additional 3,371,450 shares of no par value preferred stock. Upon issuance, our Board of Directors will determine the specific terms and conditions of such preferred stock.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

14.	Deferred Compensation and Employee Benefit Plans

We have entered into deferred compensation agreements with certain key executives. The agreements provide for annual retirement payments ranging from $16,000 to $18,000 for life. The deferred compensation agreements are forfeited if the respective executive’s employment is terminated prior to retirement at age 65 for any reason other than death. The deferred compensation liability reflects the present value of the remaining estimated payments at discount rates of 5.68% and 6% as of December 31, 2004 and 2003, respectively. The liability amounted to $960,000 and $789,000 as of December 31, 2004 and 2003, respectively, which are included in other noncurrent liabilities in the accompanying balance sheets. Future estimated payments amount to $2.3 million and $2.2 million as of December 31, 2004 and 2003, respectively. The charge to expense for these agreements has not been material during the past three years.

If the executive dies prior to retirement, we are required to pay the beneficiary named in the deferred compensation agreement in 120 equal monthly installments aggregating to an amount specified in the agreement with the executive. To informally fund these agreements, we purchased whole life insurance contracts on the related executives in which we are the beneficiary.

These deferred compensation obligations are funded by life insurance policies in which the Company is the beneficiary. The Company also maintains life insurance policies on various key individuals. Some of these various life insurance policies have cash surrender values and the Company has borrowed against these cash surrender values. At December 31, 2004 and 2003, the cash surrender values are included in other assets in the amounts of $635,000 and $385,000, respectively, net of borrowings of $2,444,000 and $2,228,000, respectively. Increases in cash surrender values of $465,000, $300,000 and $461,000 are netted against the premiums paid for life insurance policies of $678,000, $717,000 and $672,000 in 2004, 2003 and 2002 respectively and included in selling, general and administrative expenses

Our Compensation Committee has issued a preliminary report to our Board of Directors recommending that the Company enter into an unfunded deferred compensation agreement to provide a death benefit to our Chief Executive Officer (“CEO”) (the “Proposed Death Benefit Agreement”). This would replace certain existing life insurance benefits. If completed, the Proposed Death Benefit Agreement would provide that, upon the death of our CEO, the Company would pay to our CEO’s designated beneficiary the amount equal to 50% of the net proceeds received by the Company under certain whole life insurance policies on our CEO’s life that would be purchased and owned by the Company. The proposed life insurance policies would provide a stated death benefit of $5 million, resulting in an estimated payment by the Company, upon our CEO’s death, of $2.5 million under the Proposed Death Benefit Agreement. If the Proposed Death Benefit Agreement is approved by our Compensation Committee and our Board of Directors, the Company would terminate existing life insurance policies on our CEO’s life that are owned by the Company. The Compensation Committee is in the process of finalizing its recommendation regarding this proposed plan.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

14.	Deferred Compensation and Employee Benefit Plans

We sponsor a retirement plan under Section 401(k) of the Internal Revenue Code under which participation is available to substantially all full-time employees. We do not presently contribute to this plan except for EDC and Cherokee Nitrogen Company’s union employees and EDNC employees which amounts were not material for each of the three years ended December 31, 2004.

15.	Fair Value of Financial Instruments

The following discussion of fair values is not indicative of the overall fair value of our assets and liabilities since the provisions of SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” do not apply to all assets, including intangibles.

As of December 31, 2004 and 2003, due to their short term nature, the carrying values of cash, accounts receivable, accounts payable, short-term financing and drafts payable, and accrued liabilities approximated their estimated fair values. Carrying values for variable rate borrowings are believed to approximate their fair value. Fair values for fixed rate borrowings, other than the Notes, are estimated using a discounted cash flow analysis that applies interest rates currently being offered on borrowings of similar amounts and terms to those currently outstanding while also taking into consideration our current credit worthiness. The fair value for the Notes was based on market quotations; however, at December 31, 2003 there was no active market for the Notes. Therefore the fair value was not determinable.

	December 31, 2004		December 31, 2003
	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
	(In thousands)
Variable Rate:
Senior Secured Loan	$50,000	$50,000	$—	$—
Bank debt and equipment financing	31,740	31,740	29,392	29,392
Fixed Rate:
Bank debt and equipment financing	12,574	11,467	13,727	12,588
Financing Agreement (including accrued interest)	—	—	35,893	42,995

	94,314	93,207	$79,012	84,975

Senior Unsecured Notes due 2007	6,071	13,300		18,300

	$100,385	$106,507		$103,275

16.	Inventory Write-Down and Provision for Loss on Firm Sales Commitments

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

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

16.	Inventory Write-Down and Provision for Loss on Firm Sales Commitments (continued)

During 2004 and 2002, our Chemical Business also wrote down the carrying value of certain nitrogen-based inventories by approximately $.7 million and $.9 million, respectively, which is included in cost of sales in the accompanying consolidated statements of income.

17.	Property and Business Interruption Insurance Recoveries.

Beginning in 2001 through 2003, a sulfuric acid plant at the El Dorado Facility experienced several mechanical problems with a boiler that had been repaired by one of our vendors. As a result, other equipment was also damaged at the plant. During 2004, net settlements of $1.5 million were reached with the vendor’s insurance carrier and our insurance carriers. These settlements are classified as a reduction of cost of sales and are included in the consolidated statement of income for 2004.

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

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

18.	Other Expense and Other Income

Other expense, other income and non-operating other income, net consists of the following:

	Year ended December 31
	2004 (As restated)	2003 (As restated)	2002 (As restated)
	(In thousands)
Other expense:
Impairments of long-lived assets	$737	$500	$—
Other (1)	374	255	340

Total Other Expense	$1,111	$755	$340

Other income:
Gains on the sale of property and equipment, net	$340	$—	$47
Property insurance recoveries in excess of losses incurred	—	—	1,524
Benefit from the termination of firm purchase commitments	—	—	290
Rental income	128	228	244
Other (1)	206	502	1,072

Total Other Income	$674	$730	$3,177

	Year ended December 31
	2004 (As restated)	2003 (As restated)	2002 (As restated)
	(In thousands)
Non-operating other income, net:
Gains on sale of certain current assets, primarily precious metals	$2,335	$502	$266
Miscellaneous income	258	564	403
Miscellaneous expense	(159)	(335)	(223)

Total non-operating other income, net	$2,434	$731	$446

(1)	Amounts represent numerous unrelated transactions associated with our operations, none of which are individually significant requiring separate disclosure.

19.	Discontinued Operations

In December 2002, we sold the remaining assets that comprised all of the explosives manufacturing and distribution business which were formerly included in our Chemical Business recognizing a gain of $1.6 million.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

19.	Discontinued Operations (continued)

The sales price was approximately $10.2 million. Of the proceeds from the sale, (a) approximately $.3 million was placed in escrow which was subsequently released in 2003, (b) approximately $3.5 million was paid to a term lender, and (c) the balance of the proceeds was applied against ThermaClime’s secured revolving credit facility.

Operating results of the discontinued operations for the year ended December 31:

2002
(In Thousands)
Net sales	$8,981

Loss from discontinued operations before gain on disposal	$(5,051)
Gain on disposal	1,590

Net loss from discontinued operations	$(3,461)

20.	Segment Information

Factors Used by Management to Identify the Enterprise’s Reportable Segments and Measurement of Segment Profit or Loss and Segment Assets

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

Description of Each Reportable Segment

Climate Control

This business segment manufactures and sells, primarily from its various facilities in Oklahoma City, a variety of water source heat pumps, hydronic fan coils and other HVAC products for use in commercial and residential air conditioning and heating systems including large custom air handlers and modular chillers systems. Our various facilities in Oklahoma City comprise substantially all of the Climate Control segment’s operations. Sales to customers of this segment primarily include original equipment manufacturers, contractors and independent sales representatives located throughout the world.

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

	2004 (As restated)	2003 (As restated)	2002 (As restated)
	(In Thousands)
Net sales:
Climate Control:
Water source heat pumps	$73,557	$60,473	$57,663
Hydronic fan coils	48,760	47,423	56,020
Other HVAC products	18,321	11,136	14,445

Total Climate Control	140,638	119,032	128,128
Chemical:
Agricultural products	72,154	70,729	58,295
Industrial acids	82,040	70,219	55,201
Mining products	62,070	52,220	37,290

Total Chemical	216,264	193,168	150,786
Other	6,706	4,461	4,325

	$363,608	$316,661	$283,239

Gross profit:
Climate Control	$42,049	$36,139	$38,078
Chemical	8,917	12,281	6,314
Other	2,145	1,491	1,332

	$53,111	$49,911	$45,724

Operating income (loss):
Climate Control	$11,707	$11,519	$14,681
Chemical	(877)	3,043	(357)
General corporate expenses and other business operations, net	(7,586)	(6,560)	(5,271)

	3,244	8,002	9,053
Interest expense	(7,393)	(6,097)	(8,218)
Gains on extinguishment of debt	4,400	258	1,458
Provision for loss on notes receivable-Climate Control	(1,447)	—	—
Non-operating income, net:
Climate Control	—	—	7
Chemical	2,463	511	313
Corporate and other business operations, net	(29)	220	126
Provision for income taxes	—	—	(56)
Equity in earnings of affiliate – Climate Control	668	19	40

Income from continuing operations before cumulative effect of accounting changes	$1,906	$2,913	$2,723

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

20.	Segment Information (continued)

	2004 (As restated)	2003 (As restated)	2002 (As restated)
	(In Thousands)
Depreciation of property, plant and equipment:
Climate Control	$1,720	$2,188	$2,317
Chemical	8,288	7,938	6,966
Corporate assets and other	186	186	214

Total depreciation of property, plant and equipment	$10,194	$10,312	$9,497

Additions to property, plant and equipment:
Climate Control	$730	$1,543	$652
Chemical	8,606	6,043	9,328
Corporate assets and other	96	230	62

Total additions to property, plant and equipment	$9,432	$7,816	$10,042

Total assets:
Climate Control	$54,423	$51,683	$53,139
Chemical	94,981	92,093	93,536
Corporate assets and other	17,511	18,037	19,601

Total assets	$166,915	$161,813	$166,276

Net sales by industry segment include net sales to unaffiliated customers as reported in the consolidated financial statements. Net sales classified as “Other” consist of sales of industrial machinery and related components. Intersegment net sales, which are accounted for at transfer prices ranging from the cost of producing or acquiring the product or service to normal prices to unaffiliated customers, are not significant.

Gross profit by industry segment represents net sales less cost of sales. Gross profit classified as “Other” relates to industrial machinery and components.

Our chief operating decision makers use operating income (loss) by industry segment for purposes of making decisions which include resource allocations and performance evaluations. Operating income (loss) by industry segment represents gross profit by industry segment less selling, general and administrative expenses (“SG&A”) incurred by each industry segment plus other income and other expense earned/incurred by each industry segment before general corporate expenses and other business operations, net. General corporate expenses and other business operations, net consist of unallocated portions of gross profit, SG&A, other income and other expense.

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

Information about our domestic and foreign operations from continuing operations for each of the three years in the period ended December 31, 2004 is detailed below:

Geographic Region	2004 (As restated)	2003 (As restated)	2002 (As restated)
	(In Thousands)
Net sales:
Domestic operations	$358,228	$315,231	$281,978
Foreign operations	5,380	1,430	1,261

	$363,608	$316,661	$283,239

Income (loss) from continuing operations before cumulative effect of accounting changes:
Domestic operations	$2,501	$2,817	$2,709
Foreign operations	(595)	96	14

	$1,906	$2,913	$2,723

Long-lived assets:
Domestic operations	$70,219	$71,931	$74,560
Foreign operations	—	3	3

	$70,219	$71,934	$74,563

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

Major Customers

Net sales to one customer, Bayer, of our Chemical Business segment represented approximately 11%, 12% and 11% of our total net sales for 2004, 2003 and 2002, respectively. As discussed in Note 10 - Commitments and Contingencies, under the terms of the Bayer Agreement, Bayer will purchase, from one of our subsidiaries, all of its requirements for nitric acid to be used at the Baytown, Texas facility for a term through at least May 2009, with provisions for renewal thereafter.

Net sales to another customer, Orica USA, Inc., of our Chemical Business segment represented approximately 10%, 11% and 9% (as restated) of our total net sales for 2004, 2003 and 2002, respectively. As discussed in Note 10 - Commitments and Contingencies, under the terms of the Supply Agreement, EDC will supply from its El Dorado, Arkansas plant industrial grade ammonium nitrate through at least December 2006, with provisions for renewal thereafter.

21.	Subsequent Event (Unaudited)

As discussed in Note 8 (A) effective February 28, 2005, the Working Capital Revolver Loan was amended which, among other things, extended the maturity date to April 2009 and removed a subjective acceleration clause.

As discussed in Note 10 – Commitments and Contingencies, in March 2005, EDC entered into a purchase agreement with its principal supplier of anhydrous ammonia.

In March 2005, the lenders of the loans under the financing Agreement (See Note 8 (B)) irrevocably exercised warrants, under a cashless exercise provision, to purchase 586,140 of the Company’s common stock.

LSB Industries, Inc.

Supplementary Financial Data

Quarterly Financial Data (Restated and Unaudited)

(In Thousands, Except Per Share Amounts)

As fully discussed in Notes 2 and 3 of Notes to Consolidated Financial Statements, we changed our method of accounting for certain heat pump products inventories from the LIFO method to the FIFO method during the first quarter of 2004 and made certain reclassifications to our consolidated statements of income. We restated selected quarterly financial data to reflect the effect of the accounting change and reclassifications.

	Three months ended
	March 31	June 30	September 30	December 31
2004
As Restated:
Net sales (1) (4)	$83,669	$103,910	$92,243	$83,786

Gross profit (1) (2) (3) (4) (5) (6) (7) (8)	$11,031	$16,484	$14,615	$10,981

Income (loss) before cumulative effect of accounting change (3) (4) (9) (10) (11) (12) (13)	$293	$1,601	$3,398	$(3,386)
Cumulative effect of accounting change (4)	(536)	—	—	—

Net income (loss) (3)	$(243)	$1,601	$3,398	$(3,386)

Net income (loss) applicable to common stock (3)	$(810)	$1,034	$2,832	$(4,008)

Income (loss) per common share:
Basic:
Income (loss) before cumulative effect of accounting change (3)	$(.02)	$.08	$.22	$(.31)
Cumulative effect of accounting change	(.04)	—	—	—

Net income (loss) (3)	$(.06)	$.08	$.22	$(.31)

Diluted:
Income (loss) before cumulative effect of accounting change (3)	$(.02)	$.07	$.18	$(.31)
Cumulative effect of accounting change	(.04)	—	—	—

Net income (loss) (3)	$(.06)	$.07	$.18	$(.31)

As Previously Reported:
Net sales	$83,792	$104,114	$92,361	$83,786

Gross profit	$10,961	$16,494	$14,498	$10,726

Income (loss) before cumulative effect of accounting change	$418	$1,726	$3,523	$(3,258)
Cumulative effect of accounting change	(536)	—	—	—

Net income (loss)	$(118)	$1,726	$3,523	$(3,258)

Net income (loss) applicable to common stock	$(685)	$1,159	$2,957	$(3,880)

Income (loss) per common share:
Basic:
Income (loss) before cumulative effect of accounting change	$(.01)	$.09	$.23	$(.30)
Cumulative effect of accounting change	(.04)	—	—	—

Net income (loss)	$(.05)	$.09	$.23	$(.30)

Diluted:
Income (loss) before cumulative effect of accounting change	$(.01)	$.08	$.19	$(.30)
Cumulative effect of accounting change	(.04)	—	—	—

Net income (loss)	$(.05)	$.08	$.19	$(.30)

LSB Industries, Inc.

Supplementary Financial Data

Quarterly Financial Data (Restated and Unaudited) (continued)

(In Thousands, Except Per Share Amounts)

	Three months ended
	March 31	June 30	September 30	December 31
2003
As Restated:
Net sales (1)	$71,325	$89,803	$78,896	$76,637

Gross profit (1) (2) (3) (5) (6) (14)	$9,546	$13,724	$14,128	$12,513

Net income (loss) (3) (9)	$(1,881)	$2,499	$2,308	$(13)

Net income (loss) applicable to common stock (3)	$(2,448)	$1,932	$1,742	$(640)

Income (loss) per common share:
Basic:
Net income (loss) applicable to common stock	$(.20)	$.16	$.14	$(.05)

Diluted:
Net income (loss) applicable to common stock	$(.20)	$.13	$.12	$(.05)

As Previously Reported:
Net sales	$71,510	$89,976	$79,023	$76,754

Gross profit	$9,467	$13,632	$13,991	$12,342

Net income (loss)	$(1,825)	$2,554	$2,364	$18

Net income (loss) applicable to common stock	$(2,392)	$1,987	$1,798	$(609)

Income (loss) per common share:
Basic:
Net income (loss) applicable to common stock	$(.20)	$.16	$.14	$(.05)

Diluted:
Net income (loss) applicable to common stock	$(.20)	$.13	$.12	$(.05)

LSB Industries, Inc.

Supplementary Financial Data

Quarterly Financial Data (Restated and Unaudited) (continued)

(1)	For 2004, the change in our classification of certain shipping costs decreased net sales, and gross profit, and selling, general and administrative expenses (“SG&A”) by $123,000, $204,000 and $118,000 for the three months ended March 31, June 30 and September 30, respectively. For 2003, this change in classification decreased net sales, and gross profit, and SG&A by $185,000, $173,000, $127,000 and $117,000 for the three months ended March 31, June 30, September 30, and December 31, respectively. This change did not affect reported net income (loss).

(2)	For 2004, the change in our classification of certain intercompany transactions (primarily relating to leases and corporate management fees) increased gross profit and SG&A by $318,000, $319,000, $360,000 and $383,000 for the three months ended March 31, June 30, September 30, and December 31, respectively. For 2003, this change in classification increased gross profit and SG&A by $320,000, $320,000, $320,000 and $319,000 for the three months ended March 31, June 30, September 30, and December 31, respectively. This change did not affect reported net income (loss).

(3)	Our change from LIFO to FIFO method of accounting for certain inventory had the following effect (in thousands, except per share amounts):

	Three months ended
	March 31	June 30	September 30	December 31
2004
Gross profit	$(125)	$(125)	$(125)	$(128)

Income (loss) before cumulative effect of accounting change	$(125)	$(125)	$(125)	$(128)

Net income (loss)	$(125)	$(125)	$(125)	$(128)

Net income (loss) applicable to common stock	$(125)	$(125)	$(125)	$(128)

Income (loss) per common share:
Basic and diluted:
Income (loss) before cumulative effect of accounting change	$(.01)	$(.01)	$(.01)	$(.01)

Net income (loss)	$(.01)	$(.01)	$(.01)	$(.01)

2003
Gross profit	$(56)	$(55)	$(56)	$(31)

Net income (loss)	$(56)	$(55)	$(56)	$(31)

Net income (loss) applicable to common stock	$(56)	$(55)	$(56)	$(31)

(4)

As a result of FIN 46, as revised, we were required to consolidate MultiClima and its parent company at the end of the first quarter of 2004. Therefore we recorded a cumulative effect of accounting change of $.5 million. For the second quarter of 2004, the parent company of MultiClima had consolidated net sales of $3.8 million, gross profit of $.8 million and a loss before cumulative effect of accounting change of $.6 million. Based on our assessment of MultiClima and its parent’s historical and forecasted liquidity and results of operations during 2004, we concluded the outstanding notes receivable with the parent company of MultiClima

LSB Industries, Inc.

Supplementary Financial Data

Quarterly Financial Data (Restated and Unaudited) (continued)

were not collectible and recognized a provision for loss of $1.4 million at the beginning of the third quarter of 2004.

(5)	We recorded a provision for loss on firm sales commitments of $.3 million and $.1 million in the third quarter of 2004 and in the fourth quarter of 2003, respectively.

(6)	We wrote down the carrying value of certain nitrate-based inventories by an additional $.8 million and $.5 million during the first and fourth quarters of 2004 and $.3 million and $.4 million during the first and fourth quarters of 2003, respectively.

(7)	During the fourth quarter of 2004, we recorded an inventory adjustment of $1.1 million in the Climate Control Business as a result of increased raw material costs not passed through to customers.

(8)	During the second, third and fourth quarters of 2004, net settlements of $.6 million, $.3 million and $.6 million were reached with a vendor’s insurance carrier and our insurance carrier relating to several mechanical problems with a boiler that had been repaired by one of our vendors at the El Dorado Facility. These amounts are classified as reductions of cost of sales.

(9)	During the third and fourth quarters of 2004, we recognized impairments on long-lived assets of $.3 million and $.4 million, respectively, and $.5 million during the third quarter of 2003.

(10)	During the first quarter of 2004, we recognized a gain of $1.8 million from the sale of certain current assets purchased in 2003.

(11)	During the second quarter of 2004, we incurred professional fees and other costs of $.9 million relating to a proposed unregistered offering of Senior Secured Notes which was terminated in June 2004.

(12)	During the third quarter of 2004, we recognized a gain on extinguishment of debt of $4.4 million as a result of the repayment of loans under the Financing Agreement.

(13)	During the fourth quarter of 2004, we recognized interest expense of $1.3 million relating to the Senior Secured Loan which was completed in September 2004.

(14)	During the second and third quarters of 2003, we recovered a portion of our precious metals used over several prior years as a catalyst in the Chemical Business manufacturing process of $.4 million and $1.2 million, respectively. These amounts are classified as reductions of cost of sales.

LSB Industries, Inc.

Schedule I - Condensed Financial Information of Registrant

Condensed Balance Sheets

(December 31, 2003, as restated, see Note 1)

The following condensed financial statements in this Schedule I are of the parent company only, LSB Industries, Inc.

	December 31,
	2004	2003
	(In Thousands)
Assets
Current assets:
Cash	$114	$135
Accounts receivable, net	46	49
Supplies, prepaid items and other	2,806	2,787
Due from subsidiaries	1,480	585

Total current assets	4,446	3,556
Property, plant and equipment, net	142	125
Investments in and due from subsidiaries	21,934	18,967
Other assets, net	356	356

	$26,878	$23,004

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$94	$22
Accrued liabilities	829	908
Redeemable, noncumulative, convertible preferred stock	97	103
Current portion of long-term debt	1,662	386

Total current liabilities	2,682	1,419
Long-term debt	16	1,910
Due to subsidiaries	2,558	—
Other noncurrent liabilities	1,103	1,080
Stockholders’ equity:
Preferred stock	34,177	34,427
Common stock	1,640	1,582
Capital in excess of par value	57,352	56,223
Accumulated deficit	(66,840)	(68,210)

	26,329	24,022
Treasury stock	(5,810)	(5,427)

Total stockholders’ equity	20,519	18,595

	$26,878	$23,004

See accompanying notes.

LSB Industries, Inc.

Schedule I - Condensed Financial Information of Registrant

Condensed Statements of Income

(As restated, see Note 1)

	Year ended December 31,
	2004	2003	2002
	(In Thousands)
Fees under service, tax sharing and management agreements with subsidiaries	$1,001	$1,150	$7,224
Selling, general and administrative	3,352	2,633	2,300
Other income, net	(594)	(630)	(759)

Operating income (loss)	(1,757)	(853)	5,683
Interest expense	1,427	2,529	2,445
Interest and other non-operating income, net	(229)	(618)	(402)

Income (loss) from continuing operations	(2,955)	(2,764)	3,640
Equity in earnings (losses) of subsidiaries	4,325	5,677	(57)
Loss from discontinued operations, net	—	—	(3,461)

Net income	$1,370	$2,913	$122

See accompanying notes.

LSB Industries, Inc.

Schedule I - Condensed Financial Information of Registrant

Condensed Statements of Cash Flows

	Year ended December 31,
	2004	2003	2002
	(In Thousands)
Cash flows provided (used) by continuing operating activities	$(2,950)	$(2,728)	$235
Cash flows from investing activities:
Capital expenditures	(27)	(11)	(6)
Proceeds from sales of property and equipment	4	—	12
Proceeds from (payment of) restricted cash held in escrow	—	—	350
Other assets	—	76	506

Net cash provided (used) by investing activities	(23)	65	862
Cash flows from financing activities:
Payments on long-term and other debt	(277)	(445)	(527)
Long-term borrowings	22	—	1,900
Net change in due to/from subsidiaries	2,658	847	(2,136)
Net proceeds from issuance of common stock and warrants	820	1,770	33
Acquisition of non-redeemable preferred stock	(271)	—	—

Net cash provided (used) by financing activities	2,952	2,172	(730)

Net increase (decrease) in cash	(21)	(491)	367
Cash at the beginning of year	135	626	259

Cash at the end of year	$114	$135	$626

See accompanying notes.

LSB Industries, Inc.

Schedule I - Condensed Financial Information of Registrant

Notes to Condensed Financial Statements

1.	Basis of Presentation and Restatement of Previously Issued Condensed Financial Statements

The accompanying condensed financial statements of the parent company include the accounts of LSB Industries, Inc. (the “Company”) only. The Company’s investments in subsidiaries are stated at cost plus equity in undistributed earnings (losses) of subsidiaries since date of acquisition. These condensed financial statements should be read in conjunction with the Company’s consolidated financial statements including Note 2 discussing the amendment and restatement of the Company’s consolidated financial statements.

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

$86,194

See Notes 8 and 10 of the Notes to the Company’s consolidated financial statements for discussion of the long-term debt and commitments and contingencies.

3.	Preferred Stock and Stockholders’ Equity

At December 31, 2004 and 2003, a subsidiary of the Company owns 2,451,527 shares of the Company’s common stock which shares have been considered as issued and outstanding in the accompanying Condensed Balance Sheets included in this Schedule I-Condensed Financial Information of Registrant. See Notes 11, 12 and 13 of Notes to the Company’s consolidated financial statements for discussion of matters relating to the Company’s preferred stock and other stockholders’ equity matters.

LSB Industries, Inc.

Schedule II - Valuation and Qualifying Accounts

Years ended December 31, 2004, 2003 and 2002

(In Thousands)

Description	Balance at Beginning of Year	Additions- Charges to (Recoveries) Costs and Expenses	Deductions- Write-offs/ Costs Incurred	Balance at End of Year
Accounts receivable - allowance for doubtful accounts (1):
2004	$3,225	$211	$1,104	$2,332

2003	$2,405	$1,031	$211	$3,225

2002	$1,980	$618	$193	$2,405

Inventory-reserve for slow-moving items (1):
2004	$1,441	$303	$836	$908

2003	$1,261	$222	$42	$1,441

2002	$1,232	$350	$321	$1,261

Notes receivable-allowance for doubtful accounts (1):
2004	$13,655	$1,447	$14,082	$1,020

2003	$13,655	$—	$—	$13,655

2002	$13,655	$—	$—	$13,655

Deferred tax assets – valuation (As restated) (1):
2004	$28,051	$—	$123	$27,928

2003	$28,632	$—	$581	$28,051

2002	$28,240	$392	$—	$28,632

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