Form 10-Q/A
period 2005-03-31
LSB INDUSTRIES INC
filed 2005-12-30
CIK 60714

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

FORM 10-Q/A, AMENDMENT NO. 1,
OF LSB INDUSTRIES, INC.

TABLE OF CONTENTS

Explanatory Introduction Note:

As part of the Securities and Exchange Commission's ("SEC") requirements to periodically review reports filed by issuers under the Securities Exchange Act of 1934, we received comments from the SEC regarding our Annual Report on Form 10-K for year ended December 31, 2004 ("2004 Form 10-K") and our quarterly report on Form 10-Q for quarter ended March 31, 2005 ("2005 Form 10-Q").

As a result of comments received from the SEC, we have filed a restated and amended 2004 Form 10-K/A and we have restated and amended in this Form 10-Q/A ("2005 Form 10-Q/A") as follows:

  Amend our 2004 audited Consolidated Statements of Income contained in our 2004 Form 10-K to appropriately classify other income relating to the sale of assets and other expense relating to the impairment of certain assets and certain other items from non-operating to operating income. These restated classifications did not change or affect "net income" reflected in our Consolidated Statement of Income in our 2004 Form 10-K.
  Amend our 2005 Condensed Consolidated Statement of Operations contained in our 2005 Form 10-Q to appropriately classify a gain resulting from the sale of certain operating assets and certain other items from non-operating to operating income. These restated classifications did not change or affect "net income" reflected in our Condensed Consolidated Statement of Operations in our 2005 Form 10-Q.
  Restate our audited financial statements contained in our 2004 Form 10-K to appropriately reflect the change from LIFO to FIFO method of accounting for certain inventory of heat pump products within our Climate Control segment in accordance with Accounting Principles Board Opinion No. 20. The effect for the three years in the period ended December 31, 2004 decreased reported net income in 2004 and 2003 by $503,000 and $198,000, respectively, and increased 2002 net income by $23,000. The effect of this restatement increased stockholders' equity by $678,000 at December 31, 2001. There was no effect on the balance sheet at December 31, 2004 resulting from this restatement. We did not disclose this change in our financial statements contained in the 2004 Form 10-K since we believed that this was not a material change pursuant to Staff Accounting Bulletin 99. The effect of this restatement reduced net income contained in our 2004 Consolidated Statement of Income from $1.9 million to $1.4 million. In addition, the effect changed the 2004 results of operations reflected in our 2005 Form 10-Q by increasing our net loss by $125,000 for the three months ended March 31, 2004 (from a net loss of $.1 million to a net loss of $.2 million).

We revised our disclosure controls and procedures reports contained in our 2005 Form 10-Q by removing any qualifying language to the effectiveness of such disclosure controls and procedures and by discussing the facts and circumstances surrounding the above described restatements and amendments and how such restatements and amendments impacted our CEO's and CFO's original conclusions regarding effectiveness of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective at March 31, 2005.

Accordingly, this 2005 Form 10Q/A includes our restated financial statements for the three-month periods ended March 31, 2005 and 2004 with accompanying notes.

Except for the foregoing amended information and certain other changes in classifications discussed in Note 2 of Notes to Condensed Consolidated Financial Statements, this 2005 Form 10-Q/A continues to describe conditions as of the date of the original filing and we have not updated the disclosures contained herein to reflect events that occurred at a later date. Other events occurring after the original filing or other disclosures necessary to reflect subsequent events have been or will be addressed in reports filed with the SEC subsequent to the date of the original filing.

For the convenience of the reader, this 2005 Form 10-Q/A sets forth the original filing in its entirety; however, as a result of the items noted above, this 2005 Form 10-Q/A only amends and/or restates the condensed consolidated financial statements and accompanying notes of Item 1, Item 2, Special Note Regarding Forward-Looking Statements, and Item 4 of the original filing. In each case, solely as a result of the items noted above (including certain other changes in classifications discussed in Note 2 of Notes to Condensed Consolidated Financial Statements), and no other information in the original filing is amended hereby. The foregoing items have not been updated to reflect other events occurring after the original filing or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the SEC, the original filing has been amended to contain currently dated certifications for our Chief Executive Officer and Chief Financial Officer are attached to this 2005 Form 10-Q/A, as Exhibits 31.1, 31.2, 32.1 and 32.2, respectively.

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Information at March 31, 2005 is unaudited)
(As restated, See Note 2)
(Dollars in thousands)

Item 1.

ASSETS	March 31, 2005	December 31, 2004

Current assets:
Cash	$1,013	$1,020
Restricted cash	-	158
Accounts receivable, net	47,723	41,888
Inventories:
Finished goods	22,009	17,180
Work in process	2,564	2,364
Raw materials	9,520	9,113
Total inventories	34,093	28,657
Supplies, prepaid items and other:
Deferred rent expense	-	938
Prepaid insurance	3,178	4,498
Precious metals	4,744	5,616
Other	4,489	3,736
Total supplies, prepaid items and other	12,411	14,788
Total current assets	95,240	86,511
Property, plant and equipment, net	69,576	70,219
Other assets:
Debt issuance and other costs, net	3,174	2,517
Investment in affiliate	3,205	3,111
Goodwill	1,724	1,724
Other, net	2,630	2,833
Total other assets	10,733	10,185
	$175,549	$166,915

(Continued on following page)

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Information at March 31, 2005 is unaudited)
(As restated, See Note 2)
(Dollars in thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY	March 31, 2005	December 31, 2004
Current liabilities:
Accounts payable	$25,338	$27,698
Short-term financing and drafts payable	2,309	3,707
Accrued liabilities:
Customer deposits	2,126	3,421
Deferred rent expense	361	-
Other	15,513	13,006
Total accrued liabilities	18,000	16,427
Current portion of long-term debt	4,653	4,833
Total current liabilities	50,300	52,665
Long-term debt	111,244	101,674
Other noncurrent liabilities	4,081	4,178
Contingencies (Note 7)
Stockholders' equity:
Series B 12% cumulative, convertible preferred stock, $100 par value; 20,000 shares issued and outstanding; aggregate liquidation preference of $3,260,000 ($3,020,000 in 2004)	2,000	2,000
Series 2 $3.25 convertible, exchangeable Class C preferred stock, $50 stated value; 623,550 shares issued; aggregate liquidation preference of $42,737,000 ($42,234,000 in 2004)	31,177	31,177
Series D 6% cumulative, convertible Class C preferred stock, no par value; 1,000,000 shares issued; aggregate liquidation preference of $1,180,000	1,000	1,000
Common stock, $.10 par value; 75,000,000 shares authorized, 17,017,805 shares issued (16,400,985 in 2004)	1,702	1,640
Capital in excess of par value	57,329	57,352
Accumulated other comprehensive loss	(1,207)	(1,280)
Accumulated deficit	(65,426)	(66,840)
	26,575	25,049
Less treasury stock at cost:
Series 2 Preferred, 5,000 shares	200	200
Common stock, 3,321,607 shares	16,451	16,451
Total stockholders' equity	9,924	8,398
	$175,549	$166,915

(See accompanying notes)

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
Three Months Ended March 31, 2005 and 2004
(As restated, See Note 2)
(Dollars in thousands, except per share amounts)
2005	2004

Net sales	$86,681	$83,669
Cost of sales	72,132	72,638
Gross profit	14,549	11,031

Selling, general and administrative	12,266	11,183
Other expense	216	137
Other income (Note 12)	(504)	(72)
Operating income (loss)	2,571	(217)
Interest expense (Note 6)	2,737	1,432
Non-operating other income, net (Note 12)	(1,398)	(1,787)
Income from operations before provision for income taxes, equity in earnings of affiliate and cumulative effect of accounting change	1,232	138

Provision for income taxes	-	(4)
Equity in earnings of affiliate (Note 4)	182	159
Income before cumulative effect of accounting change	1,414	293

Cumulative effect of accounting change (Note 14)	-	(536)

Net income (loss)	1,414	(243)
Preferred stock dividend requirements	(562)	(567)
Net income (loss) applicable to common stock (Note 10)	$852	$(810)

Weighted average common shares (Note 10):
Basic	13,234,509	12,657,849

Diluted	14,833,375	12,657,849

Net income (loss) per common share (Note 10):
Basic and diluted:
Income (loss) before cumulative effect of accounting change	$.06	$(.02)
Cumulative effect of accounting change	-	(.04)
Net income (loss)	$.06	$(.06)

(See accompanying notes)

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
Three Months Ended March 31, 2005 and 2004
(As restated, See Note 2)
(Dollars in thousands)
2005	2004

Cash flows from operating activities:
Net income (loss)	$1,414	$(243)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Cumulative effect of accounting change	-	536
Gains on sales of property and equipment	(422)	(5)
Realization and reversal of firm sales commitments	-	(55)
Depreciation of property, plant and equipment	2,538	2,608
Amortization	374	228
Provision for losses on accounts receivables	94	250
Provisions for losses on (realization and reversal of) inventory	(242)	827
Provision for impairment on long-lived assets	75	-
Cash provided (used) by changes in assets and liabilities (net of effects of the consolidation of a variable interest entity - Note 14):
Accounts receivable	(5,847)	(7,169)
Inventories	(5,194)	(2,699)
Supplies, prepaid items and other	1,139	825
Accounts payable	(2,360)	3,856
Customer deposits	(1,295)	(1,839)
Deferred rent expense	1,299	1,451
Other accrued and noncurrent liabilities	2,412	(445)
Net cash used by operating activities	(6,015)	(1,874)
Cash flows from investing activities:
Capital expenditures	(2,156)	(3,158)
Proceeds from sales of property and equipment	508	5
Net change in restricted cash	158	-
Other assets	(571)	(184)
Net cash used by investing activities	(2,061)	(3,337)

(See accompanying notes)

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)
Three Months Ended March 31, 2005 and 2004
(As restated, See Note2)
(Dollars in thousands)
2005	2004

Cash flows from financing activities:
Proceeds from revolving debt facilities	$82,143	$72,509
Payments on revolving debt facilities	(72,087)	(65,109)
Proceeds from long-term and other debt	38	-
Payments on long-term and other debt	(665)	(1,617)
Proceeds from short-term financing and drafts payable	41	101
Payments on short-term financing and drafts payable	(1,439)	(1,280)
Net proceeds from issuance of common stock	38	526
Net cash provided by financing activities	8,069	5,130
Net increase in cash from variable interest entity (Note 14)	-	711
Net increase (decrease) in cash	(7)	630

Cash at beginning of period	1,020	3,189
Cash at end of period	$1,013	$3,819

Supplemental cash flow information includes:

Noncash investing and financing activities:	2005	2004

Effects of the consolidation of a variable interest entity (Note 14):
Increase in property, plant and equipment	$-	$4,107
Elimination of notes receivable	$-	$(2,558)
Increase in other assets	$-	$311
Increase in long-term debt	$-	$(454)

(See accompanying notes)

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three Months Ended March 31, 2005 and 2004

Note 1: Basis of Presentation The accompanying Condensed Consolidated Financial Statements include the accounts of LSB Industries, Inc. (the "Company", "We", "Us" or "Our") and its subsidiaries. We are a diversified holding company which is engaged, through our wholly-owned subsidiary ThermaClime, Inc. ("ThermaClime") and its subsidiaries, in the manufacture and sale of a broad range of air handling and heat pump products (the "Climate Control Business") and the manufacture and sale of chemical products (the "Chemical Business"). See Note 13 - Segment Information. ThermaClime is a holding company with no significant assets or operations other than its investments in its subsidiaries. Entities that are 20% to 50% owned and for which we have significant influence are accounted for on the equity method. See Note 4 - Investment in Affiliate. All material intercompany accounts and transactions have been eliminated.

In the opinion of management, the unaudited Condensed Consolidated Financial Statements of the Company as of March 31, 2005 and for the three month periods ended March 31, 2005 and 2004 include all adjustments and accruals, consisting only of normal, recurring accrual adjustments, except for the cumulative effect of accounting change as discussed in Note 14 which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q/A, Amendment No. 1, pursuant to the rules and regulations of the Securities and Exchange Commission. These Condensed Consolidated Financial Statements should be read in connection with the consolidated financial statements and notes thereto included in our Form 10-K/A, Amendment No. 1, for the year ended December 31, 2004.

Note 2: Restatement of Financial Statements

As part of the Securities and Exchange Commission's ("SEC") requirements to periodically review reports filed by issuers under the Securities Exchange Act of 1934, we have received comments from the SEC regarding our Annual Report on Form 10-K for year ended December 31, 2004 ("2004 Form 10-K") and our quarterly report on Form 10-Q for quarter ended March 31, 2005 ("2005 Form 10-Q").

As a result of comments received from the SEC, we have filed a restated and amended 2004 Form 10-K/A and we have restated and amended in this Form 10-Q/A ("2005 Form 10-Q/A") as follows:

  Amend our 2004 audited Consolidated Statements of Income contained in our 2004 Form 10-K to appropriately classify other income relating to the sale of assets and other expense relating to the impairment of certain assets and certain other items from non-operating to operating income. These restated classifications will not change or affect "net income" reflected in our Consolidated Statement of Income in our 2004 Form 10-K.

  Amend our 2005 Condensed Consolidated Statement of Operations contained in our 2005 Form 10-Q to appropriately classify a gain resulting from the sale of certain operating assets and certain other items from non-operating to operating income. These restated

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three Months Ended March 31, 2005 and 2004

classifications will not change or affect "net income" reflected in our Condensed Consolidated Statement of Operations in our 2005 Form 10-Q.

  Restate our audited financial statements contained in our 2004 Form 10-K to appropriately reflect the change from LIFO to FIFO method of accounting for certain inventory of heat pump products within our Climate Control Business in accordance with Accounting Principles Board Opinion No. 20. The effect of this restatement reduced net income contained in our Consolidated Statement of Income for the year ended December 31, 2004 by $503,000 (from $1.9 million to $1.4 million) and increased stockholder's equity at December 31, 2003 by $503,000. There was no effect on the balance sheet at December 31, 2004 resulting from this restatement. In addition, the effect changed the 2004 results of operations reflected in our 2005 Form 10-Q by increasing our net loss by $125,000 for the three months ended March 31, 2004 (from a net loss of $.1 million to a net loss of $.2 million) as reflected below.

Since we have restated and amended our 2004 consolidated financial statements, this resulted in the restatement of our condensed consolidated statements of operations and cash flows for three-month periods ended March 31, 2004.

In addition, based on internal reviews of our accounting policies and financial presentation, we have made the following classification changes to our consolidated financial statements. These changes in classifications did not change or affect net income (loss) reflected in our Condensed Consolidated Statements of Operations.

  Change our classification of the premium financing of certain insurance policies previously offset against the related prepaid insurance in our condensed consolidated balance sheets at March 31, 2005 and December 31, 2004 to be in accordance with Accounting Principles Board Opinion ("APB") No. 10. At March 31, 2005 and December 31, 2004, this change resulted in an increase to current assets and current liabilities of $2.2 million and $3.5 million, respectively. In addition, make a conforming change in our classification of the financing portion of prepaid insurance in our condensed consolidated statements of cash flows for the three months ended March 31, 2005 and 2004 to be in accordance with Statement of Financial Accounting Standards ("SFAS") No. 95. This change resulted in a decrease in net cash used by operating activities and a decrease in net cash provided by financing activities of $1.3 million for 2005 and 2004.

  Change our classification of certain debt issuance costs previously classified as a current asset in our condensed consolidated balance sheets at March 31, 2005 and December 31, 2004 since it related to long-term debt. At March 31, 2005 and December 31, 2004, this change resulted in a decrease to current assets of $781,000 and $540,000, respectively, and an increase to non-current assets of $781,000 and $540,000, respectively. In addition, change our classification of the amortization expense of debt issuance costs previously classified as selling, general and administrative expenses ("SG&A") in our condensed consolidated statements of operations for the three months ended March 31, 2005 and 2004 to be in accordance with APB No 21. This change resulted in a decrease to SG&A and an increase to interest expense of $202,000 and $134,000 for the three-month periods ended March 31, 2005 and 2004, respectively.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three Months Ended March 31, 2005 and 2004

  Change our classification of the elimination of certain intercompany transactions (primarily relating to leases and corporate management fees) used in our consolidation process to prepare our condensed consolidated statement of operations for the three months ended March 31, 2004. This change resulted in a decrease to cost of sales and an increase to SG&A of $318,000 for the three-month period ended March 31, 2004.
  Change our classification of certain shipping costs previously classified as SG&A in our condensed consolidated statement of operations for the three months ended March 31, 2004 to be consistent with the classification of other shipping cost that relate to amounts billed to our customers. This change resulted in a decrease to net sales and SG&A of $123,000 for the three-month period ended March 31, 2004.

The following table shows our 2005 condensed consolidated financial statements and the balance sheet at December 31, 2004 as originally reported in our March 31, 2005 Form 10-Q and our 2004 condensed consolidated financial statements as originally reported in our March 31, 2004 Form 10-Q, showing restatements and amendments (Column 2) to our condensed consolidated financial statements resulting from comments received from the SEC which restatements due to the change from the LIFO method to the FIFO method of accounting for certain inventories, affects net income as discussed above, and amends our Condensed Consolidated Statements of Operations to reclassify certain items originally reported as Other Income or Other Expense below the Operating Income (Loss) line to be included in the determination of Operating Income (Loss). The table also shows the effects of reclassifications (Column 1) discussed above that resulted from our internal reviews. As stated above, the changes in classifications had no effect on net income (loss) in our Condensed Consolidated Statements of Operations.

Consolidated Balance Sheet - At March 31, 2005:

As Originally Reported	Reclassifications (Column 1)	Restatements and/or Amendments (Column 2)	As Restated
(in thousands)
Supplies, prepaid items and other	$11,008	$1,403	$-	$12,411

Total current assets	$93,837	$1,403	$-	$95,240

Debt issuance costs, net	$2,393	$781	$-	$3,174

Total assets	$173,365	$2,184	$-	$175,549

Accounts and drafts payable	$25,463	$(25,463)	$-	$-

Accounts payable	$-	$25,338	$-	$25,338

Short-term financing and drafts payable	$-	$2,309	$-	$2,309

Total current liabilities	$48,116	$2,184	$-	$50,300

Total liabilities and stockholders' equity	$173,365	$2,184	$-	$175,549

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three Months Ended March 31, 2005 and 2004

Consolidated Balance Sheet - At December 31, 2004:

As Originally Reported	Reclassifications (Column 1)	Restatements and/or Amendments (Column 2)	As Restated
(in thousands)
Supplies, prepaid items and other	$11,815	$2,973	$-	$14,788

Total current assets	$83,538	$2,973	$-	$86,511

Debt issuance costs, net	$1,977	$540	$-	$2,517

Total assets	$163,402	$3,513	$-	$166,915

Accounts and drafts payable	$27,892	$(27,892)	$-	$-

Accounts payable	$-	$27,698	$-	$27,698

Short-term financing and drafts payable	$-	$3,707	$-	$3,707

Total current liabilities	$49,152	$3,513	$-	$52,665

Total liabilities and stockholders' equity	$163,402	$3,513	$-	$166,915

Condensed Consolidated Statement of Operations - For the three months ended March 31, 2005:
As Originally Reported	Reclassifications (Column 1)	Restatements and/or Amendments (Column 2)	As Restated
(in thousands)
Net sales	$86,681					$86,681
Costs of sales	72,132					72,132
Gross profit	14,549					14,549
Selling, general and administrative expenses	12,468	$(202)				12,266
Other expense	-		$216	(B	)	216
Other income	-		(504	)(B	)	(504)
Operating income	2,081	202	288			2,571
Interest expense	2,535	202				2,737
Other income	(2,106)		2,106			-
Other expense	238		(238)			-
Non-operating other income, net	-		(1,398	)(B	)	(1,398)
Income from operations before equity in earnings of affiliate	1,414	-	(182)			1,232
Equity in earnings of affiliate	-		182	(C	)	182
Net income	1,414	-	-			1,414
Preferred stock dividend requirement	(562)					(562)
Net income applicable to common stock	$852	$-	$-			$852

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three Months Ended March 31, 2005 and 2004

Condensed Consolidated Statement of Operations - For the three months ended March 31, 2004:
As Originally Reported	Reclassifications (Column 1)	Restatements and/or Amendments (Column 2)	As Restated
(in thousands, except per share amounts)
Net sales	$83,792	$(123)				$83,669
Costs of sales	72,831	(318)	$125	(A	)	72,638
Gross profit	10,961	195	(125)			11,031
Selling, general and administrative expenses	11,122	61				11,183
Other expense	-		137	(B	)	137
Other income	-		(72	)(B	)	(72)
Operating loss	(161)	134	(190)			(217)
Interest expense	1,298	134				1,432
Other income	(2,096)		2,096			-
Other expense	215		(215)			-
Non-operating other income, net	-		(1,787	)(B	)	(1,787)
Income from operations before provision for income taxes, equity in earnings of affiliate and cumulative effect of accounting change	422	-	(284)			138
Provision for income taxes	(4)					(4)
Equity in earnings of affiliate	-		159	(C	)	159
Income before cumulative effect of accounting change	418	-	(125)			293
Cumulative effect of accounting change	(536)					(536)
Net loss	(118)	-	(125)			(243)
Preferred stock dividend requirement	(567)					(567)
Net loss applicable to common stock	$(685)	$-	$(125)			$(810)

Loss per common share
Basic and diluted:
Loss before cumulative effect of accounting change	$(.01)	$-	$(.01	)(A	)	$(.02)
Cumulative effect of accounting change	(.04)		-			(.04)
Net loss	$(.05)	$-	$(.01)			$(.06)

Condensed Consolidated Statement of Cash Flows - For the three months ended March 31, 2005:

As Originally Reported	Reclassifications (Column 1)	Restatements and/or Amendments (Column 2)	As Restated
(in thousands)
Cash provided (used) by changes in supplies, prepaid items and other	$(190)	$1,329	$-	$1,139

Net cash used by operating activities	$(7,344)	$1,329	$-	$(6,015)

Net change in drafts payable	$(69)	$69	$-	$-

Proceeds from short-term financing and drafts payable	$-	$41	$-	$41

Payments on short-term financing and drafts payable	$-	$(1,439)	$-	$(1,439)

Net cash provided by financing activities	$9,398	$(1,329)	$-	$8,069

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three Months Ended March 31, 2005 and 2004

Condensed Consolidated Statement of Cash Flows - For the three months ended March 31, 2004:

As Originally Reported	Reclassifications (Column 1)	Restatements and/or Amendments (Column 2)	As Restated
(in thousands)

Net loss	$(118)	$-	$(125	)(A	)	$(243)

Cash used by changes in inventories	$(2,824)	$-	$125	(A	)	$(2,699)

Cash provided (used) by changes in supplies, prepaid items and other	$(436)	$1,261	$-			$825

Net cash used by operating activities	$(3,135)	$1,261	$-			$(1,874)

Net change in drafts payable	$82	$(82)	$-			$-

Proceeds from short-term financing and drafts payable	$-	$101	$-			$101

Payments on short-term financing and drafts payable	$-	$(1,280)	$-			$(1,280)

Net cash provided by financing activities	$6,391	$(1,261)	$-			$5,130

(A) Amount relates to the change from LIFO to FIFO method of accounting for certain inventory.

(B) See detail in Note 12 - Other Expense and Other Income.

(C) Amount previously included in other income. See Note 4 - Investment in Affiliate.

Note 3: Change in Method of Accounting for Certain Inventories In January 2004, we changed our method of accounting for certain heat pump product inventories from the LIFO method to the FIFO method. We believe the FIFO method is preferable because it: (i) increases the transparency of our financial reporting through a more balanced presentation of our financial position and results of operations; (ii) results in the valuation of all of our inventories at more recent cost in our financial statements; and (iii) conforms all of our inventories to a single method of accounting.

As a result, we have restated our financial statements for the year ended December 31, 2004 and have restated our financial statements for the three months ended March 31, 2004 in accordance with APB No. 20 as discussed in Note 2 - Restatement of Financial Statements. The effect of this restatement decreased net income by $503,000 for the year ended December 31, 2004 and increased stockholders' equity by $503,000 at December 31, 2003. For the three months ended March 31, 2004, the effect of this restatement increased our net loss by $125,000.

Note 4: Investment in Affiliate One of our subsidiaries has a 50% equity interest in an energy conservation joint venture which is accounted for on the equity method. At March 31, 2005 and December 31, 2004, our investment was $3,205,000 and $3,111,000, respectively. For the three months ended March 31, 2005 and 2004, our equity in the joint-venture earnings were $182,000 and $159,000, respectively.

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

Note 5: Product Warranty Our Climate Control Business sells equipment that has an expected life, under normal circumstances and use, that extends over many years. As such, we provide warranties after equipment shipment/start-up covering defects in materials and workmanship.

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

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three Months Ended March 31, 2005 and 2004

Note 6: Long-Term Debt (continued)
ThermaClime, Inc. Condensed Consolidating Balance Sheet As of March 31, 2005 (As restated) (In thousands)

Combined Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	ThermaClime, Inc. (Parent)	Eliminations	Consolidated
Assets
Current assets:
Cash	$98	$-	$529		$627
Accounts receivable, net	40,781	4,835	15		45,631
Inventories	32,643	109	-		32,752
Supplies, prepaid items and other	4,450	155	3,445		8,050
Deferred income taxes	-	-	4,675		4,675
Total current assets	77,972	5,099	8,664		91,735

Property, plant and equipment, net	62,088	2,311	26		64,425
Investment in and advances to affiliates	-	-	106,004	$(106,004)	-
Receivable from Parent	28,165	9,995	-	(38,160)	-
Other assets, net	5,328	24	3,434	-	8,786
	$173,553	$17,429	$118,128	$(144,164)	$164,946

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$20,339	$2,288	$361		$22,988
Short-term financing	-	-	2,184		2,184
Accrued liabilities	13,243	1,935	1,693		16,871
Due to LSB and affiliates	-	-	1,091		1,091
Current portion of long-term debt	427	353	-		780
Total current liabilities	34,009	4,576	5,329		43,914

Long-term debt	6,134	765	97,795		104, 694
Deferred income taxes	-	-	1,735		1,735
Other non-current liabilities	2,078	463	-		2,541

Stockholders' equity:
Common stock	66	1	1	$(67)	1
Capital in excess of par value	166,212	-	13,052	(166,212)	13,052
Accumulated other comprehensive loss	-	(1,207)	-	-	(1,207)
Due from LSB and affiliates	-	-	(2,558)	-	(2,558)
Retained earnings (deficit)	(34,946)	12,831	2,774	22,115	2,774
Total stockholders' equity	131,332	11,625	13,269	(144,164)	12,062
	$173,553	$17,429	$118,128	$(144,164)	$164,946

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three Months Ended March 31, 2005 and 2004

Note 6 Long-Term Debt (continued)
ThermaClime, Inc. Condensed Consolidating Balance Sheet As of December 31, 2004 (As restated) (In thousands)

Combined Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	ThermaClime, Inc. (Parent)	Eliminations	Consolidated
Assets
Current assets:
Cash	$174	$-	$676		$850
Restricted cash	-	-	158		158
Accounts receivable, net	36,075	4,716	17		40,808
Inventories	27,345	195	-		27,540
Supplies, prepaid items and other	4,349	887	4,467		9,703
Deferred rent expense	-	938	-		938
Deferred income taxes	-	-	4,675		4,675
Total current assets	67,943	6,736	9,993		84,672

Property, plant and equipment, net	62,482	2,393	32		64,907
Investment in and advances to affiliates	-	-	96,127	$(96,127)	-
Receivable from Parent	39,163	8,364	-	(47,527)	-
Other assets, net	5,271	25	2,783		8,079
	$174,859	$17,518	$108,935	$(143,654)	$157,658

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$22,560	$2,663	$390		$25,613
Short-term financing	-	-	3,513		3,513
Accrued liabilities	11,592	2,279	1,178		15,049
Due to LSB and affiliates, net	-	-	1,480		1,480
Current portion of long-term debt	444	353	-		797
Total current liabilities	34,596	5,295	6,561		46,452

Long-term debt	6,353	853	87,538		94,744
Deferred income taxes	-	-	1,735		1,735
Other non-current liabilities	2,449	457	-		2,906

Stockholders' equity:
Common stock	66	1	1	$(67)	1
Capital in excess of par value	166,212	-	13,052	(166,212)	13,052
Accumulated other comprehensive loss	-	(1,280)	-		(1,280)
Due from LSB and affiliates	-	-	(2,558)		(2,558)
Retained earnings (deficit)	(34,817)	12,192	2,606	22,625	2,606
Total stockholders' equity	131,461	10,913	13,101	(143,654)	11,821
	$174,859	$17,518	$108,935	$(143,654)	$157,658

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three Months Ended March 31, 2005 and 2004

Note 6: Long-Term Debt (continued)
ThermaClime, Inc. Condensed Consolidating Statement of Operations Three Months Ended March 31, 2005 and 2004 (As restated) (In thousands)

Combined Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	ThermaClime, Inc. (Parent)	Eliminations	Consolidated
2005
Net sales	$74,840	$10,599			$85,439
Cost of sales	62,606	9,603	$120		72,329
Gross profit (loss)	12,234	996	(120)		13,110

Selling, general and administrative	10,214	90	500	$(2)	10,802
Other expense (income), net	86	69	(33)	2	124
Operating income (loss)	1,934	837	(587)	-	2,184

Interest expense	2,408	10	2,417	(2,332)	2,503
Non-operating other income, net	(81)	(221)	(2,335)	2,332	(305)
Income (loss) from operations before income taxes and equity in earnings of affiliate and subsidiaries	(393)	1,048	(669)	-	(14)
Equity in earnings of subsidiaries	-	-	510	(510)	-
Equity in earnings of affiliate	182	-	-		182
Benefit (provision) for income taxes	82	(409)	327		-
Net income (loss)	$(129)	$639	$168	$(510)	$168

2004 (As restated)
Net sales	$71,312	$11,360			$82,672
Cost of sales	62,530	10,380	$225		73,135
Gross profit (loss)	8,782	980	(225)		9,537

Selling, general and administrative	9,196	102	345	$(2)	9,641
Other expense (income), net	(6)	89	13	2	98
Operating income (loss)	(408)	789	(583)	-	(202)

Interest expense	2,622	8	1,072	(2,542)	1,160
Non-operating other expense (income), net	21	-	(2,543)	2,542	20
Income (loss) from operations before income taxes and equity in earnings (losses) of affiliate and subsidiaries	(3,051)	781	88	-	(1,382)
Equity in losses of subsidiaries	-	-	(1,287)	1,287	-
Equity in earnings of affiliate	159	-			159
Benefit (provision) for income taxes	1,128	(304)	(424)		400
Net income (loss)	$(1,764)	$477	$(823)	$1,287	$(823)

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three Months Ended March 31, 2005 and 2004

Note 6: Long-Term Debt (continued)
ThermaClime, Inc. Condensed Consolidating Statement of Cash Flows Three Months Ended March 31, 2005 and 2004 (In thousands)

Combined Guarantor Subsidiaries	Consolidated Non- Guarantor Subsidiaries	ThermaClime, Inc. (Parent)	Eliminations	Consolidated
2005
Cash flows provided (used) by operating activities	$(8,723)	$1,719	$1,066	$(5,938)

Cash flows from investing activities:
Capital expenditures	(2,017)	(1)	(3)	(2,021)
Proceeds from sale of property and equipment	1	-	-	1
Net change in restricted cash	-	-	158	158
Other assets	(107)	1	(545)	(651)
Net cash used by investing activities	(2,123)	-	(390)	(2,513)

Cash flows from financing activities:
Payments on long-term debt	(17)	(88)		(105)
Net change in revolving debt	(178)	-	10,257	10,079
Proceeds from short-term financing	-	-	2	2
Payments on short-term financing	-	-	(1,331)	(1,331)
Net change in due to/from LSB and affiliates	-	-	(417)	(417)
Advances to/from affiliates	10,965	(1,631)	(9,334)	-
Net cash provided (used) by financing activities	10,770	(1,719)	(823)	8,228
Net decrease in cash from all activities	(76)	-	(147)	(223)

Cash at the beginning of period	174	-	676	850
Cash at the end of period	$98	$-	$529	$627

2004 (As restated)
Cash flows provided (used) by operating activities	$(8,091)	$1,075	$3,312	$(3,704)
Cash flows from investing activities:
Capital expenditures	(2,864)	(267)	-	(3,131)
Other assets	(137)	-	-	(137)
Net cash used by investing activities	(3,001)	(267)	-	(3,268)

Cash flows from financing activities:
Payments on long-term debt	(125)	(88)	(909)	(1,122)
Net change in revolving debt	-	-	7,352	7,352
Payments on short-term financing	-	-	(1,261)	(1,261)
Net change in due to/from LSB and affiliates	-	-	(813)	(813)
Advances to/from affiliates	11,105	(720)	(10,385)	-
Net cash provided (used) by financing activities	10,980	(808)	(6,016)	4,156
Net decrease in cash from all activities	(112)	-	(2,704)	(2,816)

Cash at the beginning of period	208	-	2,712	2,920
Cash at the end of period	$96	$-	$8	$104

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three Months Ended March 31, 2005 and 2004

Note 7: Contingencies We accrue for contingent losses when such losses are probable and reasonably estimable. In addition, we recognize contingent gains when such gains are realizable.

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

In addition, EDC has entered into a Consent Administrative Order ("CAO") that recognizes the presence of nitrate contamination in the shallow groundwater at the El Dorado Facility. A new CAO is being completed to address the shallow groundwater contamination, which will include an evaluation of the current conditions and remediation based upon a risk assessment. The final remedy for shallow groundwater contamination, should any remediation be required, will be selected pursuant to the new CAO and based upon the risk assessment. There are no known users of this shallow groundwater in the area, and preliminary risk assessments have not identified any public health risk that would require remediation. At March 31, 2005 the estimated costs to complete the requested investigation and known remediation is approximately $358,000. A liability of $358,000 has been established for the estimated investigation and remediation costs. However, this estimate may be revised in the near term based on the final remedy selected pursuant to the new CAO.

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

In connection with the sale of substantially all of the operating assets of Slurry and UTeC, both subsidiaries within our Chemical Business, in December 2002, UTeC leased the Hallowell Facility to the buyer under a triple net long-term lease agreement. However, Slurry retained the obligation to be responsible for, and perform the activities under, the Slurry Consent Order. In addition, certain of our subsidiaries agreed to indemnify the buyer of such assets for these environmental matters. Slurry has placed the prior owners (Chevron/Texaco) of the Hallowell Facility on notice of their responsibility for contribution towards the costs to investigate and remediate this site. Representatives of the prior owner have agreed to pay for one-half of the costs of the investigation on an interim, non-binding basis. At March 31, 2005 a liability of $168,000 has been established for our share of the estimated investigation and remediation costs. No additional liabilities can be estimated until the required testing and investigations are complete. However, these estimates may be revised in the near term based on the results of our investigation and remediation.

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

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three Months Ended March 31, 2005 and 2004

Note 8: Stockholders' Equity The table below provides detail (in thousands) of activity in the stockholders' equity accounts for the three months ended March 31, 2005:

Common Stock Shares	Non-Redeemable Preferred Stock	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock-Preferred	Treasury Stock-Common	Total

Balance at December 31, 2004		16,401	$34,177	$1,640	$57,352	$(1,280)	$(66,840)	$(200)	$(16,451)	$8,398

Net income							1,414			1,414
Amortization of cash flow hedge (Note 9)						73				73
Total comprehensive income										1,487
Exercise of warrants (1)		586		59	(59)					-
Exercise of stock options		30		3	35					38
Conversion of 17 shares of redeemable preferred stock to common stock		1			1					1
Balance at March 31, 2005	(2)	17,018	$34,177	$1,702	$57,329	$(1,207)	$(65,426)	$(200)	$(16,451)	$9,924

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

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three Months Ended March 31, 2005 and 2004

Note 8: Stockholders' Equity (continued)

Stock Options

As of March 31, 2005 we have several Qualified and Non-Qualified Stock Option Plans. We currently account for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. See discussion in Note 14 - Recently Issued Pronouncements. No stock-based compensation cost is reflected in net income (loss) applicable to common stock for the three months ended March 31, 2005 and 2004 and no options were granted under those plans during these periods.

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

Three Months Ended March 31,

2005	2004 (As restated)

(In thousands, except per share amounts)

Net income (loss) applicable to common stock, as reported	$852	$(810)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(50)	(59)
Pro forma net income (loss) applicable to common stock	$802	$(869)

Net income (loss) per common share:
Basic - as reported	$.06	$(.06)

Basic - pro forma	$.06	$(.07)

Diluted - as reported	$.06	$(.06)

Diluted - pro forma	$.05	$(.07)

Note 9: Derivatives, Hedges and Financial Instruments We account for derivatives in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No.133 requires the recognition of derivatives in the balance sheet and the measurement of these instruments at fair value. Changes in fair value of derivatives are recorded in results of operations unless the normal purchase or sale exceptions apply or hedge accounting is elected.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three Months Ended March 31, 2005 and 2004

In 1997, we entered into an interest rate forward agreement to effectively fix the interest rate of a long-term lease commitment (not for trading purposes). In 1999, we executed a long-term lease agreement and terminated the forward agreement at a net cost of $2.8 million. We historically accounted for this cash flow hedge under the deferral method (as an adjustment of the initial term lease rentals). Upon adoption of SFAS No. 133 in 2001, the remaining deferred cost amount was reclassified from other assets to accumulated other comprehensive loss and is being amortized to operations over the term of the lease arrangement. At March 31, 2005 and December 31, 2004, accumulated other comprehensive loss consisted of the remaining deferred cost of $1,207,000 and $1,280,000, respectively. The amount amortized to operations was $73,000 and $72,000 for the three months ended March 31, 2005 and 2004, respectively. There were no income tax benefits related to these expenses.

In March 2005, we purchased two interest rate cap contracts for a cost of $590,000. These contracts are free-standing derivatives and are accounted for on a mark-to-market basis in accordance with SFAS No.133. At March 31, 2005 the market value of these contracts was $534,000 and is included in other assets in the accompanying condensed consolidated balance sheet. The change in the value of these contracts is included in interest expense.

Raw materials for use in our manufacturing processes include copper used by our Climate Control Business and natural gas used by our Chemical Business. As part of our raw material price risk management, we periodically enter into exchange-traded futures contracts for these materials, which contracts are generally accounted for on a mark-to-market basis in accordance with SFAS No. 133. At March 31, 2005 the unrealized gains on these contracts was $342,000 (minimal at December 31, 2004) and are included in supplies, prepaid items and other in the accompanying consolidated balance sheet, as the term of these contracts are for periods of twelve months or less. Gains of $422,000 and losses of $13,000 on such contracts for the three months ended March 31, 2005 and 2004, respectively, are included in cost of sales.

Note 10: Net Income (Loss) Per Share Net income (loss) applicable to common stock is computed by adjusting net income (loss) by the amount of preferred stock dividends. Basic net income (loss) per common share is based upon net income (loss) applicable to common stock and the weighted average number of common shares outstanding during each period. Diluted income (loss) per share is based on the weighted average number of common shares and dilutive common equivalent shares outstanding, if any, and the assumed conversion of dilutive convertible securities outstanding, if any.

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

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three Months Ended March 31, 2005 and 2004

The following table sets forth the computation of basic and diluted income (loss) per share:

(Dollars in thousands, except per share amounts)

Three Months Ended March 31,
2005	2004 (As restated)
Numerator:
Net income (loss)	$1,414	$(243)
Preferred stock dividend requirements	(562)	(567)
Numerator for basic and diluted net income (loss) per share - net income (loss) applicable to common stock	$852	$(810)

Denominator:
Denominator for basic net income (loss) per share - weighted - average shares	13,234,509	12,657,849
Effect of dilutive securities:
Employee stock options	1,249,359	-
Warrants	54,767	-
Convertible preferred stock	290,740	-
Convertible note payable	4,000	-
Dilutive potential common shares	1,598,866	-

Denominator for diluted net income (loss) per share - adjusted weighted - average shares and assumed conversions	14,833,375	12,657,849

Basic net income (loss) per share	$.06	$(.06)

Diluted net income (loss) per share	$.06	$(.06)

The following shares of securities were not included in the computation of diluted net income (loss) per share as their effect would have been antidilutive.

Three Months Ended March 31,
2005	2004 (As restated)
Employee stock options	-	2,331,704
Warrants	-	708,085
Convertible preferred stock	3,326,431	3,641,191
Convertible note payable	-	4,000
	3,326,431	6,684,980

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three Months Ended March 31, 2005 and 2004

Note 11: Income Taxes At December 31, 2004, we had regular-tax net operating loss ("NOL") carryforwards of $71.8 million ($51.8 million alternative minimum tax NOLs). Due to NOL carryforwards, no provisions for income taxes were necessary for the three-month periods of 2005 and 2004 except for certain state income taxes for 2004. Due to a valuation allowance on deferred tax assets (principally related to NOL carryforwards), no benefit for income taxes was recognized for the three-month period of 2004.

Note 12: Other Expense and Other Income Other expense, other income and non-operating other income, net consists of the following:
Three Months Ended March 31,

2005 (As restated)	2004 (As restated)

(In thousands)

Other expense:
Other miscellaneous expense (1)	$216	$137
Total other expense	$216	$137

Other income:
Gains on sales of property and equipment	$422	$5
Other (1)	82	67
Total other income	$504	$72

Non-operating other income:
Proceeds from certain key individual life insurance policies in excess of benefit obligations (2)	$1,138	$-
Gains on sales of certain current assets, primarily precious metals	220	1,809
Miscellaneous income	62	56
Miscellaneous expense	(22)	(78)
Total non-operating other income, net	$1,398	$1,787

(1) Amounts represent numerous unrelated transactions associated with our operations, none of which are individually significant requiring separate disclosure.

(2) Amount relates to the recognition in proceeds receivable from certain key individual life insurance policies in excess of the present value of our obligations for benefits due to the untimely death of one of our executives in January 2005.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three Months Ended March 31, 2005 and 2004

Note 13: Segment Information
Three Months Ended March 31,
2005 (As restated)	2004 (As restated)
(In thousands)
Net sales:
Climate Control	$35,504	$31,549
Chemical	49,935	51,123
Other	1,242	997
	$86,681	$83,669

Gross profit: (1)
Climate Control	$10,008	$10,257
Chemical (2)	4,111	445
Other	430	329
	$14,549	$11,031

Operating income (loss): (3)
Climate Control	$2,397	$3,414
Chemical (2)	1,561	(1,834)
General corporate expenses and other business operations, net (4)	(1,387)	(1,797)
	2,571	(217)
Interest expense	(2,737)	(1,432)
Non-operating other income, net:
Chemical (5)	257	1,843
Corporate and other business operations (6)	1,141	(56)
Provision for income taxes	-	(4)
Equity in earnings of affiliate-Climate Control	182	159
Income before cumulative effect of accounting change	$1,414	$293

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

(3) Our chief operating decision makers use operating income (loss) by industry segment for purposes of making decisions which include resource allocations and performance evaluations.

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

(4) The amounts included are not allocated to our Climate Control and Chemical Businesses since these items are not included in the operating results reviewed by our chief operating decision makers for purposes of making decisions as discussed above. A detail of these amounts are shown in footnote (7) below.

(5) During the first quarter of 2004, we recognized a gain of $1.8 million from the sales of certain current assets (primarily precious metals) acquired in 2003.

(6) As discussed in Note 12, we recognized $1.1 million in proceeds receivable from certain key man life insurance policies in excess of the present value of our obligations for benefits during the first quarter of 2005.

(7) General corporate expenses and other business operations, net consist of the following:

Three Months Ended March 31,

2005 (As restated)	2004 (As restated)

(In thousands)

Gross profit-Other	$430	$329
Selling, general and administrative:
Personnel	(1,164)	(1,081)
Professional fees	(443)	(441)
Office overhead	(207)	(220)
Property, franchise and other taxes	(54)	(75)
All other	(344)	(395)
Total selling, general and administrative	(2,212)	(2,212)

Other income (A)	526	91
Other expense	(131)	(5)
Total general corporate expenses and other business operations, net	$(1,387)	$(1,797)

(A) For the three months ended March 31, 2005, we recognized a gain of $.4 million from the sale of corporate assets.

Note 14: Recently Issued Pronouncements On December 16, 2004 the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three Months Ended March 31, 2005 and 2004

Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

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

For the three months ended June 30, 2004 the parent company of MultiClima had a consolidated net loss of $575,000 (after all material intercompany transactions have been eliminated). Based on our assessment of the parent company and MultiClima's historical and forecasted liquidity and results of operations during 2004, we concluded that the outstanding notes receivable were not collectable. As a result, effective July 1, 2004 we forgave and canceled the loan agreements in exchange for extending the Option's expiration date from June 15, 2005 to June 15, 2008. We recognized a provision for loss of $1,447,000 for the three months ended September 30, 2004. As a result of the cancellation and our valuation of this Option at zero, we no longer had a variable interest in this entity and were no longer required to consolidate this entity.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Amendment to Item 2

As fully discussed under "Explanatory Introduction Note" on page 3 of this 2005 Form 10-Q/A, we amend Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") for the following reasons:

  We have amended our 2004 audited Consolidated Statements of Income contained in our Annual Report on Form 10-K for the year ended December 31, 2004 ("2004 Form 10-K') to appropriately classify other income relating to the sale of assets and other expense relating to the impairment of certain assets and certain other items from non-operating to operating income. These restated classifications did not change or affect "net income" reflected in our Consolidated Statement of Income in our 2004 Form 10-K. As a result of these restated classifications, we have amended the Condensed Consolidated Statement of Operations for the three months ended March 31, 2004.
  We have amended our 2005 Condensed Consolidated Statement of Operations contained in our quarterly report on Form 10-Q ("2005 Form 10-Q") for the quarter ended March 31, 2005 to appropriately classify a gain resulting from the sale of certain operating assets and certain other items from non-operating to operating income. These restated classifications did not change or affect "net income" reflected in our Condensed Consolidated Statement of Operations in our 2005 Form 10-Q.
  We have restated our audited financial statements contained in our 2004 Form 10-K to appropriately reflect the change from LIFO to FIFO method of accounting for certain inventory of heat pump products within our Climate Control segment in accordance with Accounting Principles Board Opinion No. 20. The effect for each of the three years in the period ended December 31, 2004 decreased reported net income in 2004 and 2003 by $503,000 and $198,000, respectively, and increased 2002 net income by $23,000. The effect of this restatement increased stockholders' equity by $678,000 at December 31, 2001. There was no effect on the balance sheet at December 31, 2004 resulting from this restatement. We did not disclose this change in our financial statements contained in the 2004 Form 10-K since we believed that this was not a material change pursuant to Staff Accounting Bulletin 99. As a result, the effect changed the 2004 results of operations reflected in our 2005 Form 10-Q by increasing our net loss by $125,000 for the three months ended March 31, 2004 (from a net loss of $.1 million to a net loss of $.2 million).
  We have changed classifications of certain items in our condensed consolidated balance sheets relating to prepaid insurance and the related financing of that insurance and classification of debt issuance costs. In addition, we have changed classifications of certain items in our condensed consolidated statements of operations primarily relating to shipping costs and amortization of debt issuance costs. Also we made conforming changes to restatements of our classifications of certain items in our condensed consolidated statement of cash flows relating to the prepaid insurance discussed above.

The following MD&A should be read in conjunction with our March 31, 2005 Condensed Consolidated Financial Statements (As restated).

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

RESULTS OF OPERATIONS

Three months ended March 31, 2005 vs. Three months ended March 31, 2004.

Net Sales

Net sales for the three-month period ended March 31, 2005 were $86.7 million compared to $83.7 million for the same period in 2004 or an increase of $3 million. This net increase is due primarily to the following:

  an increase of $4 million in our Climate Control Business, as result of increased demand for our heat pump products and continued growth in certain start-up operations, offset by a decrease in sales of our hydronic fan coil products, due to temporary production delays in the first two months of 2005 during the implementation of a new business enterprise system and a decrease of $1.2 million in our Chemical Business primarily related to lower sales in the first quarter 2005 vs. 2004, of certain industrial nitrogen products to a customer that is subject to an annual minimum quantity and lost production from one of our nitric acid plants at the El Dorado, Arkansas plant due to a mechanical failure as discussed under "Liquidity and Capital Resources".

Gross Profit

Gross profit was $14.5 million or 16.8% as a percentage of net sales for the three months ended March 31, 2005 compared to $11 million or 13.2% for the three-month period ended March 31, 2004. The net increase in gross profit is due primarily to:

an increase of $3.7 million in our Chemical Business primarily related to:

  improved margins on sales;
  increased fixed cost absorption at the Cherokee, Alabama nitrogen plant in the first quarter 2005 compared to 2004, during which time in 2004 the plant was down for several weeks for a planned major maintenance activity ("Turnaround");

  the recovery of $1 million of production catalyst (precious metals) in 2005 and offset by lower absorption of fixed costs due to lost production from one of our nitric acid plants at the El Dorado, Arkansas plant as discussed above,

The above increase was partially offset by a decrease in the Climate Control Business. Although our Climate Control sales were $4 million higher in the first quarter than in the same period last year, gross profit was $.2 million less that last year. The lower gross profit relative to sales volume is primarily a result of our inability to increase selling prices quickly enough to offset the increase in costs of our steel and copper raw materials and purchased components. Also, affecting the gross profit, was the disruption in the production of our hydronic fan coil product as discussed above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $12.3 million or 14.2% as a percentage of net sales for the first quarter ended March 31, 2005 compared to $11.2 million or 13.4% for the same period in 2004. The increase is due primarily to increased personnel, shipping and advertising costs.

Other Income

Other income for the first quarter of 2005 includes a gain of $.4 million from the sale of corporate assets.

Interest Expense

Interest expense was $2.7 million for the three-month period ended March 31, 2005 compared to $1.4 million for the same period in 2004. The increase of $1.3 million relates primarily to interest expense incurred on the $50 million Senior Secured Loan that was completed in September 2004 as discussed under "Loan Agreements-Terms and Conditions". A portion of the proceeds of the Senior Secured Loan was used to repay the outstanding balance under a former financing agreement ("Financing Agreement"). There was no interest expense recognition on the Financing Agreement indebtedness from May 2002 through September 2004 since that transaction was accounted for as a voluntary debt restructuring in 2002.

Non-operating Other Income, Net

Non-operating other income, net for the first quarter of 2005 includes $1.1 million in proceeds receivable from certain key man life insurance policies in excess of the present value of our obligations for benefits due to the untimely death of one of our executives. For the first quarter of 2004, non-operating other income, net includes a gain of $1.8 million in our Chemical Business from the sales of certain current assets (primarily precious metals) acquired in 2003.

Cumulative Effect of Accounting Change

Effective March 31, 2004, we included in our consolidated balance sheet the consolidated assets and liabilities of the parent company of MultiClima as required under FIN 46 (Also see Note 14 of Notes to Condensed Consolidated Financial Statements). As a result, we recorded a cumulative effect of accounting change of $.5 million primarily relating to the elimination of embedded profit included in the cost of inventory which was purchased from MultiClima by certain of our subsidiaries.

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

For 2005, cash used by operations included $9.8 million for increases in accounts receivable, inventories and other prepaid supplies and a decrease in accounts payable and customer deposits partially offset by the change in deferred rent expense, decrease in prepaid insurance and supplies of precious metals, and increase in other accrued liabilities.

Cash provided by operations from net income plus depreciation and amortization less other non-cash adjustments was $3.8 million.

Net cash used by operating activities was $6 million.

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

The decrease in prepaid insurance results from the recognition of related insurance expense for the three months ended March 31, 2005.

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

Cash Flow from Financing Activities

Net cash provided by financing activities primarily consisted of a net increase in the Working Capital Revolver Loan of $10.1 million partially offset by payments on short-term financing and drafts payable of $1.4 million and on long-term debt of $.7 million.

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

As discussed in our Form 10-K/A, Amendment No. 1, for the year ended December 31, 2004, we had certain contractual obligations at December 31, 2004, with various maturity dates, related to the following:

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

Commodity Price Risk

Our Climate Control Business buys substantial quantities of copper and steel for use in manufacturing processes and our Chemical Business buys substantial quantities of anhydrous ammonia and natural gas as feedstocks generally at market prices. Periodically, our Climate Control Business enters into exchange-traded futures for copper and our Chemical Business enters into exchange-traded futures for natural gas, which contracts are generally accounted for on a mark-to-market basis in accordance with SFAS No. 133. At March 31, 2005 our purchase commitments under these contracts were for 750,000 pounds of copper through December 2005 at a weighted average cost of $1.18 per pound ($887,000) and a weighted average market value of $1.46 per pound ($1,095,000) and for 130,000 MMBtu of natural gas through May 2005 at a weighted average cost of $6.63 per MMBtu ($862,000) and a weighted average market value of $7.65 per MMBtu ($995,000).

Interest Rate Risk

Our interest rate risk exposure results from our debt portfolio which is impacted by short-term rates, primarily index-based borrowings from commercial banks, and long-term rates, primarily fixed-rate notes, some of which prohibit prepayment or require substantial prepayment penalties.

Reference is made to our Form 10-K/A, Amendment No. 1, for the year ended December 31, 2004, for an expanded analysis of expected maturities of long-term debt and its weighted average interest rates.

In addition, we purchased two interest rate cap contracts for a cost of $590,000 in March 2005 to help minimize our interest rate risk exposure relating to the Working Capital Revolver Loan. These contracts are free-standing derivatives and are accounted for on a mark-to-market basis in accordance with SFAS no. 133. These contracts set a maximum three-month LIBOR base rate of 4.59% on $30 million. These contracts mature on March 29, 2009. At March 31, 2005 the market value of these contracts was $534,000.

As of March 31, 2005, our variable rate and fixed rate debt, which aggregated $115.9 million exceeded the debt's fair market value by approximately $6.6 million ($6.1 million at December 31, 2004).

Item 4. Controls and Procedures

As noted on the cover of this Form 10-Q/A, we are not an "accelerated filer". Due to the definitions, certain areas contained within the disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), overlap with the definition of internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act).

In response to comments raised by the staff of the SEC concerning the lack of disclosure relating to our change from the LIFO method of accounting to the FIFO method for inventory of heat pump products within our Climate Control segment, our management agreed with the SEC to disclose the change and restate our 2004 audited financial statements and prior years in accordance with APB No. 20. See "Explanatory Introduction Note". In connection with the restatement, under the direction of our CEO and CFO, and the benefit of hind sight, we re-evaluated our disclosure controls and procedures that were in effect as of March 31, 2005 and identified the following material weakness:

  incorrectly assessing the materiality of the change from the LIFO method to the FIFO method of accounting relative to net income resulting in the decision at the time of the change not to disclose and not to restate the prior years' financial statements.

Solely as a result of this material weakness, we have concluded that our disclosure controls and procedures were not effective as of March 31, 2005. Our management has discussed our disclosure controls and procedures with our Audit Committee and our independent auditors. We are in the process of correcting the above described material weakness.

In addition, we made the following classification changes to our condensed consolidated financial statements:

  Changed our classification of other income relating to the sale of assets and certain other items and other expense relating to certain other items from non-operating to operating income in our condensed consolidated statements of operations for the three months ended March 31, 2005 and 2004 in response to comments raised by the staff of the SEC since these transactions were associated with our operations.
  Changed our classification of the premium financing of certain insurance policies previously offset against the related prepaid insurance to current liabilities in our condensed consolidated balance sheets at March 31, 2005 and December 31, 2004 to be in accordance with APB No. 10. In addition, make a conforming change in our classification of the financing portion of prepaid insurance in our condensed consolidated statements of cash flows for the three months ended March 31, 2005 and 2004 to be in accordance with Statement of Financial Accounting Standards ("SFAS") No. 95.
  Changed our classification of certain debt issuance costs previously classified as a current asset in our condensed consolidated balance sheets at March 31, 2005 and December 31, 2004 since it related to long-term debt. In addition, change our classification of the amortization expense of debt issuance costs previously classified as SG&A to interest expense in our condensed consolidated statements of operations for the three months ended March 31, 2005 and 2004 to be in accordance with APB No 21.
  Changed our classification (from SG&A to cost of sales) of the elimination of certain intercompany transactions (primarily relating to leases and corporate management fees) used in our consolidation process to correct our condensed consolidated statements of operations for the three months ended March 31, 2004.
  Changed our classification of certain shipping costs previously classified as SG&A to net sales in our condensed consolidated statements of operations for the three months ended March 31, 2004 to be consistent with the classification of other shipping cost that relate to amounts billed to our customers.

-50

In connection with the above changes in classification which did not change or affect net income (loss) in our condensed consolidated statements of operations, we performed a quantitative and qualitative analysis of these changes and concluded that these classification changes did not result from a material weakness in our disclosure controls and procedures.

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

We corrected the material weakness during December 2005. During the quarter ended March 31, 2005, there were no significant changes to our internal controls over financial reporting. However, subsequent to March 31, 2005, we took certain steps to correct the material weakness as described above.

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

While we believe the expectations reflected in such Forward-Looking Statements are reasonable, we can give no assurance such expectations will prove to have been correct. There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to, decline in general economic conditions, both domestic and foreign, material reduction in revenues,
material increase in interest rates,
ability to collect in a timely manner a material amount of receivables, increased competitive pressures,
changes in federal, state and local laws and regulations, especially environmental regulations, or in interpretation of such, pending, additional releases (particularly air emissions) into the environment, material increases in equipment, maintenance, operating or labor costs not presently anticipated by us, the requirement to use internally generated funds for purposes not presently anticipated, the inability to secure additional financing for planned capital expenditures, the cost for the purchase of anhydrous ammonia and natural gas, changes in competition,
the loss of any significant customer,
changes in operating strategy or development plans,
inability to fund the working capital and expansion of our businesses, adverse results in any of our pending litigation,
possible negative effects as to the restatements discussed in the "Explanatory Introduction Note", inability to obtain necessary raw materials and
other factors described in "Management's Discussion and Analysis of Financial Condition and Results of Operation" contained in this report.

Given these uncertainties, all parties are cautioned not to place undue reliance on such Forward-Looking Statements. We disclaim any obligation to update any such factors or to publicly announce the results of any revisions to any of the Forward-Looking Statements contained herein to reflect future events or developments.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

There are no material legal proceedings pending against the Company and/or its subsidiaries not previously reported in Item 3 of the Company's 10-K/A Amendment No. 1, for year ended December 31, 2004 except the following matters have been resolved or settled during the first quarter of 2005:

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

(a) 9; 9; Exhibits The Company has included the following exhibits in this report:
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly authorized, to sign this report on its behalf on this 30th day of December 2005.

LSB INDUSTRIES, INC.
By: /s/ Tony M. Shelby
Tony M. Shelby Executive Vice President of Finance and Chief Financial Officer (Principal Financial Officer)
By: /s/ Jim D. Jones
Jim D. Jones Senior Vice President, Corporate Controller and Treasurer (Principal Accounting Officer)