Form 10-Q/A
period 2005-06-30
LSB INDUSTRIES INC
filed 2005-12-30
CIK 60714

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

Explanatory Introduction Note:

As part of the Securities and Exchange Commission's ("SEC") requirements to periodically review reports filed by issuers under the Securities Exchange Act of 1934, we received comments from the SEC regarding our Annual Report on Form 10-K for year ended December 31, 2004 ("2004 Form 10-K") and our quarterly reports on Form 10-Q for quarters ended March 31, 2005 and June 30, 2005 ("2005 Forms 10-Q").

As a result of comments received from the SEC, we have filed a restated and amended 2004 Form 10-K/A and Form 10Q/A for the quarter ended March 31, 2005. In addition, we have restated and amended in this Form 10-Q/A ("2005 Form 10-Q/A") as follows:

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
  Amend our 2005 Condensed Consolidated Statements of Income contained in our 2005 Forms 10-Q to appropriately classify a gain resulting from the sale of certain operating assets and certain other items from non-operating to operating income. These restated classifications did not change or affect "net income" reflected in our Condensed Consolidated Statements of Operations in our 2005 Forms 10-Q.
  Restate our audited financial statements contained in our 2004 Form 10-K to appropriately reflect the change from LIFO to FIFO method of accounting for certain inventory of heat pump products within our Climate Control segment in accordance with Accounting Principles Board Opinion No. 20. The effect for the three years in the period ended December 31, 2004 decreased reported net income in 2004 and 2003 by $503,000 and $198,000, respectively, and increased 2002 net income by $23,000. The effect of this restatement increased stockholders' equity by $678,000 at December 31, 2001. There was no effect on the balance sheet at December 31, 2004 resulting from this restatement. We did not disclose this change in our financial statements contained in the 2004 Form 10-K since we believed that this was not a material change pursuant to Staff Accounting Bulletin 99. The effect of this restatement reduced net income contained in our 2004 Consolidated Statement of Income from $1.9 million to $1.4 million. In addition, the effect changed the 2004 results of operations reflected in our 2005 Forms 10-Q by increasing our net loss by $125,000 for the three months ended March 31, 2004 (from a net loss of $.1 million to a net loss of $.2 million) and reducing our net income by $250,000 for the six months ended June 30, 2004 (from net income of $1.6 million to net income of $1.4 million).

We revised our disclosure controls and procedures reports contained in our 2005 Forms 10-Q by removing any qualifying language to the effectiveness of such disclosure controls and procedures and by discussing the facts and circumstances surrounding the above described restatements and amendments and how such restatements and amendments impacted our CEO's and CFO's original conclusions regarding effectiveness of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective at June 30, 2005.

Accordingly, this 2005 Form 10Q/A includes our restated financial statements for the six and three-month periods ended June 30, 2005 and 2004 with accompanying notes.

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

For the convenience of the reader, this 2005 Form 10-Q/A sets forth the original filing in its entirety; however, as a result of the items noted above, this 2005 Form 10-Q/A only amends and/or restates the condensed consolidated financial statements and accompanying notes of Item 1, Item 2, Special Note Regarding Forward-Looking Statements, and Item 4 of the original filing. In each case, solely as a result of the items noted above (including certain other changes in classifications discussed in Note 2 of Notes to Condensed Consolidated Financial Statements), and no other information in the original filing is amended hereby. The foregoing items have not been updated to reflect other events occurring after the original filing or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the SEC, the original filing has been amended to contain currently dated certifications for our Chief Executive Officer and Chief Financial Officer are attached to this 2005 Form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2, respectively.

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

(Continued on following page)

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Information at June 30, 2005 is unaudited)
(As restated, see Note 2)
(Dollars in thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY	June 30, 2005	December 31, 2004
Current liabilities:
Accounts payable	$27,009	$27,698
Short-term financing and drafts payable	1,744	3,707
Accrued liabilities:
Customer deposits	273	3,421
Deferred rent expense	1,940	-
Other	17,406	13,006
Total accrued liabilities	19,619	16,427
Current portion of long-term debt	2,962	4,833
Total current liabilities	51,334	52,665

Long-term debt	106,268	101,674

Other noncurrent liabilities	4,016	4,178

Contingencies (Note 8)

Stockholders' equity:
Series B 12% cumulative, convertible preferred stock, $100 par value; 20,000 shares issued and outstanding; aggregate liquidation preference of $3,320,000 ($3,020,000 in 2004)	2,000	2,000
Series 2 $3.25 convertible, exchangeable Class C preferred stock, $50 stated value; 623,550 shares issued; aggregate liquidation preference of $43,044,000 ($42,234,000 in 2004)	31,177	31,177
Series D 6% cumulative, convertible Class C preferred stock, no par value; 1,000,000 shares issued; aggregate liquidation preference of $1,180,000	1,000	1,000
Common stock, $.10 par value; 75,000,000 shares authorized, 17,065,345 shares issued (16,400,985 in 2004)	1,707	1,640
Capital in excess of par value	57,510	57,352
Accumulated other comprehensive loss	(1,135)	(1,280)
Accumulated deficit	(63,349)	(66,840)
	28,910	25,049
Less treasury stock at cost:
Series 2 Preferred; 15,000 shares (5,000 in 2004)	651	200
Common stock; 3,321,607 shares	16,451	16,451
Total stockholders' equity	11,808	8,398
	$173,426	$166,915

(See accompanying notes)

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
Six and Three Months Ended June 30, 2005 and 2004
(As restated, see Note 2)
(In thousands, except per share amounts)

Six Months	Three Months

2005	2004	2005	2004

Net sales (Notes 14 and 15)		$196,189		$187,579		$109,508		$103,910
Cost of sales		163,920		160,064		91,788		87,426
Gross profit		32,269		27,515		17,720		16,484

Selling, general and administrative expense		26,153		25,375		13,887		14,192
Other expense (Note 13)		177		194		(39)		57
Other income (Note 13)		(1,555)		(317)		(1,051)		(245)

Operating income		7,494		2,263		4,923		2,480

Interest expense		5,828		3,029		3,091		1,597
Non-operating other income, net (Note 13)		(1,458)		(2,337)		(60)		(550)
Income from operations before provision for income taxes, equity in earnings of affiliate and cumulative effect of accounting change		3,124		1,571		1,892		1,433
Provision for income taxes (Note 12)		-		(4)		-		-
Equity in earnings of affiliate (Note 4)		367		327		185		168
Income before cumulative effect of accounting change		3,491		1,894		2,077		1,601

Cumulative effect of accounting change (Note 15)		-		(536)		-		-
Net income		3,491		1,358		2,077		1,601

Preferred stock dividend requirements		(1,117)		(1,134)		(555)		(567)
Net income applicable to common stock (Note 11)		$2,374		$224		$1,522		$1,034

Weighted average common shares (Note 11):
Basic		13,481		12,729		13,727		12,803

Diluted		15,061		15,195		15,289		15,163

Income per common share (Note 11):
Basic:
Income before cumulative effect of accounting change	$	..18	$	..06	$	..11	$	..08
Cumulative effect of accounting change		-		(.04)		-		-
Net income		$.18		$.02		$.11		$.08

Diluted:
Income before cumulative effect of accounting change	$	..16	$	..05	$	..10	$	..07
Cumulative effect of accounting change		-		(.04)		-		-
Net income		$.16		$.01		$.10		$.07

(See accompanying notes)

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
Six Months Ended June 30, 2005 and 2004
(As restated, see Note 2)
(In thousands)

2005	2004

Cash flows from operating activities:
Net income	$3,491	$1,358
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Cumulative effect of accounting change	-	536
Gains on property insurance recoveries	(523)	-
Gains on sales of property and equipment	(744)	(143)
Provision for (realization and reversal of) losses on firm sales commitments	-	(105)
Depreciation of property, plant and equipment	5,293	5,196
Amortization	682	449
Provision for losses on accounts receivables	256	340
Provisions for (realization and reversal of) losses on inventory	(916)	29
Provision for impairment on long-lived assets	75	-
Other	87	1
Cash provided (used) by changes in assets and liabilities (net of effects of the consolidation of a variable interest entity - Note 15):
Accounts receivable	(8,465)	(13,398)
Inventories	1,604	250
Supplies, prepaid items and other	2,180	1,742
Accounts payable	(687)	2,705
Customer deposits	(3,148)	(4,292)
Deferred rent expense	2,878	2,903
Other accrued and noncurrent liabilities	4,239	1,459
Net cash provided (used) by operating activities	6,302	(970)

Cash flows from investing activities:
Capital expenditures	(6,797)	(5,388)
Proceeds from property insurance recoveries	1,255	-
Proceeds from sales of property and equipment	1,076	286
Net change in restricted cash	158	(349)
Other assets	(651)	(392)
Net cash used by investing activities	(4,959)	(5,843)

(Continued on following page)

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)
Six Months Ended June 30, 2005 and 2004
(As restated, see Note 2)
(In thousands)
2005	2004
Cash flows from financing activities:
Proceeds from revolving debt facilities	$173,699	$160,881
Payments on revolving debt facilities	(171,259)	(148,787)
Proceeds from long-term and other debts	1,764	178
Payments on long-term and other debt	(1,507)	(3,312)
Proceeds from short-term financing and drafts payable	843	301
Payments on short-term financing and drafts payable	(2,806)	(2,248)
Purchases of preferred stock	(451)	-
Net proceeds from issuance of common stock	223	664
Net cash provided by financing activities	506	7,677
Net increase in cash from variable interest entity (Note 15)	-	711
Net increase in cash	1,849	1,575

Cash at beginning of period	1,020	3,189
Cash at end of period	$2,869	$4,764

Supplemental cash flow information includes:

Noncash investing and financing activities:	2005	2004

Effects of the consolidation of a variable interest entity (Note 15):

Increase in property, plant and equipment	$-	$5,847
Elimination of notes receivable	$-	$(2,558)
Increase in other assets	$-	$311
Increase in long-term debt	$-	$(581)

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q/A, Amendment No. 1, pursuant to the rules and regulations of the Securities and Exchange Commission. These Condensed Consolidated Financial Statements should be read in connection with the consolidated financial statements and notes thereto included in our Form 10-K/A, Amendment No. 1, for the year ended December 31, 2004 ("2004 Form 10-K/A").

Note 2: Restatement of Financial Statements

As part of the Securities and Exchange Commission's ("SEC") requirements to periodically review reports filed by issuers under the Securities Exchange Act of 1934, we received comments from the SEC regarding our Annual Report on Form 10-K for year ended December 31, 2004 ("2004 Form 10-K") and our quarterly reports on Form 10-Q for quarters ended March 31, 2005 and June 30, 2005 ("2005 Forms 10-Q").

As a result of comments received from the SEC, we have filed a restated and amended 2004 Form 10-K/A and Form 10Q/A for the quarter ended March 31, 2005. In addition, we have restated and amended in this Form 10-Q/A ("2005 Form 10-Q/A") as follows:

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
  Amend our 2005 Condensed Consolidated Statements of Income contained in our 2005 Forms 10-Q to appropriately classify a gain resulting from the sale of certain operating assets and certain other items from non-operating to operating income. These restated

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2005 and 2004

classifications did not change or affect "net income" reflected in our Condensed Consolidated Statements of Operations in our 2005 Forms 10-Q.

  Restate our audited financial statements contained in our 2004 Form 10-K to appropriately reflect the change from LIFO to FIFO method of accounting for certain inventory of heat pump products within our Climate Control segment in accordance with Accounting Principles Board Opinion No. 20. The effect for the three years in the period ended December 31, 2004 decreased reported net income in 2004 and 2003 by $503,000 and $198,000, respectively, and increased 2002 net income by $23,000. The effect of this restatement increased stockholders' equity by $678,000 at December 31, 2001. There was no effect on the balance sheet at December 31, 2004 resulting from this restatement. We did not disclose this change in our financial statements contained in the 2004 Form 10-K since we believed that this was not a material change pursuant to Staff Accounting Bulletin 99. The effect of this restatement reduced net income contained in our 2004 Consolidated Statement of Income from $1.9 million to $1.4 million. In addition, the effect changed the 2004 results of operations reflected in our 2005 Forms 10-Q by increasing our net loss by $125,000 for the three months ended March 31, 2004 (from a net loss of $.1 million to a net loss of $.2 million) and reducing our net income by $250,000 for the six months ended June 30, 2004 (from net income of $1.6 million to net income of $1.4 million) as reflected below.

Since we have restated and amended our 2004 consolidated financial statements, this resulted in the restatement of our Condensed Consolidated Statements of Income for the six and three-month periods ended June 30, 2004 and Condensed Consolidated Statement of Cash Flows for the six-month period ended June 30, 2004.

In addition, based on internal reviews of our accounting policies and financial presentation, we have made the following classification changes to our consolidated financial statements. These changes in classifications did not change or affect net income reflected in our Condensed Consolidated Statements of Income.

  Change our classification of the premium financing of certain insurance policies previously offset against the related prepaid insurance in our condensed consolidated balance sheet at December 31, 2004 to be in accordance with Accounting Principles Board Opinion ("APB") No. 10. At December 31, 2004, this change resulted in an increase to current assets and current liabilities of $3.5 million. In addition, make a conforming change in our classification of the financing portion of prepaid insurance in our condensed consolidated statements of cash flows for the six months ended June 30, 2005 and 2004 to be in accordance with Statement of Financial Accounting Standards ("SFAS") No. 95. This change resulted in an increase in net cash provided by operating activities for 2005 and a decrease in net cash used by operating activities for 2004 and a decrease in net cash provided by financing activities of $2 million and $2.1 million for 2005 and 2004, respectively.

  Change our classification of certain debt issuance costs previously classified as a current asset in our condensed consolidated balance sheet at December 31, 2004 since it related to long-term debt. At December 31, 2004, this change resulted in a decrease to current assets of $540,000 and an increase to non-current assets of $540,000. In addition, change

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2005 and 2004

our classification of the amortization expense of debt issuance costs previously classified as selling, general and administrative expenses ("SG&A") in our condensed consolidated statements of income for the six and three months ended June 30, 2004 to be in accordance with APB No 21. This change resulted in a decrease to SG&A and an increase to interest expense of $269,000 and $135,000 for the six and three-month periods ended June 30, 2004, respectively.

  Change our classification of the elimination of certain intercompany transactions (primarily relating to leases and corporate management fees) used in our consolidation process to prepare our condensed consolidated statements of income for the six and three months ended June 30, 2004. This change resulted in a decrease to cost of sales and an increase to SG&A of $637,000 and $319,000 for the six and three-month periods ended June 30, 2004, respectively.

  Change our classification of certain shipping costs previously classified as SG&A in our condensed consolidated statements of income for the six and three months ended June 30, 2004 to be consistent with the classification of other shipping cost that relate to amounts billed to our customers. This change resulted in a decrease to net sales and SG&A of $327,000 and $204,000 for the six and three-month periods ended June 30, 2004, respectively.

  Change our classification of proceeds from property insurance recoveries and their related gains previously included in net cash provided by operating activities in our condensed consolidated statement of cash flows for the six months ended June 30, 2005 to be in accordance with SFAS No. 95. This change resulted in a decrease in net cash provided by operating activities and a decrease in net cash used by investing activities of $1.1 million.

The following table shows our Condensed Consolidated Balance Sheet at June 30, 2005 as originally reported in our June 30, 2005 Form 10-Q and our Condensed Consolidated Balance Sheet at December 31, 2004 as originally reported in our 2004 Form 10-K and our 2005 Condensed Consolidated Statements of Income and Cash Flows as originally reported in our June 30, 2005 Form 10-Q and our 2004 Condensed Consolidated Statements of Income and Cash Flows as originally reported in our June 30, 2004 Form 10-Q, showing restatements and amendments (Column 2) to our Condensed Consolidated Statements of Income and Cash Flows resulting from comments received from the SEC which restatements, due to the change from the LIFO method to the FIFO method of accounting for certain inventories, affects net income as discussed above, and amends our Condensed Consolidated Statements of Income to reclassify certain items originally reported as Other Income or Other Expense below the Operating Income (Loss) line to be included in the determination of Operating Income (Loss). The table also shows the effects of reclassifications (Column 1) discussed above that resulted from our internal reviews. As stated above, the changes in classifications had no effect on net income in our Condensed Consolidated Statements of Income.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2005 and 2004

Condensed Consolidated Balance Sheet - At June 30, 2005:
As Originally Reported	Reclassifications (Column 1)	Restatements and/or Amendments (Column 2)	As Restated
(in thousands)
Accounts and drafts payable	$28,753	$(28,753)	$-	$-

Accounts payable	$-	$27,009	$-	$27,009

Short-term financing and drafts payable	$-	$1,744	$-	$1,744

Condensed Consolidated Balance Sheet - At December 31, 2004:
As Originally Reported	Reclassifications (Column 1)	Restatements and/or Amendments (Column 2)	As Restated
(in thousands)
Supplies, prepaid items and other	$11,815	$2,973	$-	$14,788

Total current assets	$83,538	$2,973	$-	$86,511

Debt issuance costs, net	$1,977	$540	$-	$2,517

Total assets	$163,402	$3,513	$-	$166,915

Accounts and drafts payable	$27,892	$(27,892)	$-	$-

Accounts payable	$-	$27,698	$-	$27,698

Short-term financing and drafts payable	$-	$3,707	$-	$3,707

Total current liabilities	$49,152	$3,513	$-	$52,665

Total liabilities and stockholders' equity	$163,402	$3,513	$-	$166,915

Condensed Consolidated Statement of Income - For the six months ended June 30, 2005:
As Originally Reported	Reclassifications (Column 1)	Restatements and/or Amendments (Column 2)	As Restated
(in thousands)
Net sales	$196,189				$196,189
Costs of sales	163,920				163,920
Gross profit	32,269				32,269
Selling, general and administrative expenses	26,153				26,153
Other expense	-	$177	(B	)	177
Other income	-	(1,555	)(B	)	(1,555)
Operating income	6,116	1,378			7,494
Interest expense	5,828				5,828
Other income	(3,441)	3,441			-
Other expense	238	(238)			-
Non-operating other income, net	-	(1,458	)(B	)	(1,458)
Income from operations before equity in earnings of affiliate	3,491	(367)			3,124
Equity in earnings of affiliate	-	367	(C	)	367
Net income	3,491	-			3,491
Preferred stock dividend requirement	(1,117)				(1,117)

Net income applicable to common stock	$2,374	$-			$2,374

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2005 and 2004

Condensed Consolidated Statement of Income - For the three months ended June 30, 2005:
As Originally Reported	Reclassifications (Column 1)	Restatements and/or Amendments (Column 2)	As Restated
(in thousands)
Net sales	$109,508				$109,508
Costs of sales	91,788				91,788
Gross profit	17,720				17,720
Selling, general and administrative expenses	13,887				13,887
Other expense	-	$(39)			(39)
Other income	-	(1,051	)(B	)	(1,051)
Operating income	3,833	1,090			4,923
Interest expense	3,091				3,091
Other income	(1,335)	1,335			-
Other expense	-				-
Non-operating other income, net	-	(60	)(B	)	(60)
Income from operations before equity in earnings of affiliate	2,077	(185)			1,892
Equity in earnings of affiliate	-	185	(C	)	185
Net income	2,077	-			2,077
Preferred stock dividend requirement	(555)				(555)

Net income applicable to common stock	$1,522	$-			$1,522

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2005 and 2004

Condensed Consolidated Statement of Income - For the six months ended June 30, 2004:
As Originally Reported	Reclassifications (Column 1)	Restatements and/or Amendments (Column 2)	As Restated
(in thousands, except per share amounts)
Net sales		$187,906	$(327)					$187,579
Costs of sales		160,451	(637)	$250	(A	)		160,064
Gross profit		27,455	310	(250)				27,515
Selling, general and administrative expenses		25,334	41					25,375
Other expense		-		194	(B	)		194
Other income		-		(317	)(B	)		(317)
Operating income		2,121	269	(127)				2,263
Interest expense		2,760	269					3,029
Other income		(3,098)		3,098				-
Other expense		311		(311)				-
Non-operating other income, net		-		(2,337	)(B	)		(2,337)
Income from operations before provision for income taxes, equity in earnings of affiliate and cumulative effect of accounting change		2,148	-	(577)				1,571
Provision for income taxes		(4)						(4)
Equity in earnings of affiliate		-		327	(C	)		327
Income before cumulative effect of accounting change		2,144	-	(250)				1,894
Cumulative effect of accounting change		(536)						(536)
Net income		1,608	-	(250)				1,358
Preferred stock dividend requirement		(1,134)						(1,134)

Net income applicable to common stock		$474	$-	$(250)				$224

Income per common share
Basic:
Income before cumulative effect of accounting change	$	..08	$-	$(.02)			$	..06
Cumulative effect of accounting change		(.04)	-	-				(.04)
Net income		$.04	$-	$(.02	)(A	)		$.02

Income per common share
Diluted:
Income before cumulative effect of accounting change	$	..06	$-	$(.01)			$	..05
Cumulative effect of accounting change		(.03)	-	(.01)				(.04)
Net income		$.03	$-	$(.02	)(A	)		$.01

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2005 and 2004

Condensed Consolidated Statement of Income - For the three months ended June 30, 2004:
As Originally Reported	Reclassifications (Column 1)	Restatements and/or Amendments (Column 2)	As Restated
(in thousands, except per share amounts)
Net sales	$104,114	$(204)				$103,910
Costs of sales	87,620	(319)	$125	(A	)	87,426
Gross profit	16,494	115	(125)			16,484
Selling, general and administrative expenses	14,212	(20)				14,192
Other expense	-		57	(B	)	57
Other income	-		(245	)(B	)	(245)
Operating income	2,282	135	63			2,480
Interest expense	1,462	135				1,597
Other income	(1,002)		1,002			-
Other expense	96		(96)			-
Non-operating other income, net	-		(550	)(B	)	(550)
Income from operations before equity in earnings of affiliate	1,726	-	(293)			1,433
Equity in earnings of affiliate	-		168	(C	)	168
Net income	1,726	-	(125)			1,601
Preferred stock dividend requirement	(567)					(567)

Net income applicable to common stock	$1,159	$-	$(125)			$1,034

Income per common share
Basic:
Net income	$.09	$-	$(.01	)(A	)	$.08

Diluted:
Net income	$.08	$-	$(.01	)(A	)	$.07

Condensed Consolidated Statement of Cash Flows - For the six months ended June 30, 2005:
As Originally Reported	Reclassifications (Column 1)	Restatements and/or Amendments (Column 2)	As Restated
(in thousands)
Gains on property insurance recoveries	$-	$(523)	$-	$(523)

Gains on sales of property and equipment	$(899)	$155	$-	$(744)

Cash used by changes in accounts receivable	$(7,733)	$(732)	$-	$(8,465)

Cash used in changes in accounts payable	$(2,704)	$2,017	$-	$(687)

Net cash provided by operating activities	$5,385	$917	$-	$6,302

Proceeds from property insurance recoveries	$-	$1,255	$-	$1,255

Proceeds from sales of property equipment	$1,231	$(155)	$-	$1,076

Net cash used by investing activities	$(6,059)	$1,100	$-	$(4,959)

Net change in drafts payable	$54	$(54)	$-	$-

Proceeds from short-term financing and drafts payable	$-	$843	$-	$843

Payments on short-term financing and drafts payable	$-	$(2,806)	$-	$(2,806)

Net cash provided by financing activities	$2,523	$(2,017)	$-	$506

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2005 and 2004

Condensed Consolidated Statement of Cash Flows - For the six months ended June 30, 2004:
As Originally Reported	Reclassifications (Column 1)	Restatements and/or Amendments (Column 2)	As Restated
(in thousands)
Net income	$1,608	$-	$(250	)(A	)	$1,358

Cash provided by changes in inventories	$-	$-	$250	(A	)	$250

Cash provided (used) by changes in supplies, prepaid items and other	$(380)	$2,122	$-			$1,742

Net cash used by operating activities	$(3,092)	$2,122	$-			$(970)

Net change in drafts payable	$175	$(175)	$-			$-

Proceeds from short-term financing and drafts payable	$-	$301	$-			$301

Payments on short-term financing and drafts payable	$-	$(2,248)	$-			$(2,248)

Net cash provided by financing activities	$9,799	$(2,122)	$-			$7,677

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

As a result, we have restated our financial statements for the year ended December 31, 2004 and have restated our financial statements for the six and three months ended June 30, 2004 in accordance with APB No. 20 as discussed in Note 2 - Restatement of Financial Statements. The effect of this restatement decreased net income by $503,000 for the year ended December 31, 2004 and increased stockholders' equity by $503,000 at December 31, 2003. For the six and three months ended June 30, 2004, the effect of this restatement decreased our net income by $250,000 and $125,000, respectively.

Note 4: Investment in Affiliate One of our subsidiaries has a 50% equity interest in an energy conservation joint venture which is accounted for on the equity method. At June 30, 2005 and December 31, 2004, our investment was $3,303,000 and $3,111,000, respectively. Our equity in joint-venture earnings are as follows:

Six Months Ended June 30,	Three Months Ended June 30,
2005	2004	2005	2004
(In thousands)
Equity in earnings of affiliate	$367	$327	$185	$168

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

Note 5: Life Insurance Policies We maintain life insurance policies on various individuals. As of June 30, 2005, the total face amount of these policies was $22 million of which $2.5 million of the proceeds is required to be paid as discussed below. Some of these life insurance policies have cash surrender values and we have borrowed against these cash surrender values. The cash surrender values are included in other assets in the amounts of $.7 million and $.6 million, net of borrowings of $2.4 million at June 30, 2005 and December 31, 2004, respectively. Increases in cash surrender values of $.2 million and $.3 million are netted against the premiums paid for life insurance policies of $.6 million and $.4 million for the six months ended June 30, 2005 and 2004, respectively, and are included in selling, general and administrative expenses.

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

Note 7: Long-Term Debt Long-term debt consists of the following:

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

Set forth below is consolidating financial information of ThermaClime's Guarantor Subsidiaries, the Non-Guarantor Subsidiaries, and ThermaClime.

Note 7: Long-Term Debt (continued)
ThermaClime, Inc. Condensed Consolidating Balance Sheet As of June 30 2005 (In thousands)

Combined Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	ThermaClime, Inc. (Parent)	Eliminations	Consolidated
Assets
Current assets:
Cash	$92	$-	$669		$761
Accounts receivable, net	44,762	3,985	14		48,761
Inventories	26,540	122	-		26,662
Supplies, prepaid items and other	4,377	154	2,470		7,001
Deferred income taxes	-	-	4,675		4,675
Total current assets	75,771	4,261	7,828		87,860

Property, plant and equipment, net	63,123	2,774	27		65,924
Investment in and advances to affiliates	-	-	100,429	$(100,429)	-
Receivable from Parent	32,353	13,096	-	(45,449)	-
Other assets, net	5,397	23	3,055		8,475
	$176,644	$20,154	$111,339	$(145,878)	$162,259

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$22,547	$2,242	$240		$25,029
Short-term financing	-	-	1,496		1,496
Accrued liabilities	13,027	4,245	1,084		18,356
Due to LSB and affiliates	-	-	1,715		1,715
Current portion of long-term debt	413	353	-		766
Total current liabilities	35,987	6,840	4,535		47,362

Long-term debt	6,112	676	90,205		96,993
Deferred income taxes	-	-	1,735		1,735
Other non-current liabilities	2,050	390	-		2,440

Stockholders' equity:
Common stock	66	1	1	$(67)	1
Capital in excess of par value	166,212	-	13,052	(166,212)	13,052
Accumulated other comprehensive loss	-	(1,135)	-		(1,135)
Due from LSB and affiliates	-	-	(2,558)		(2,558)
Retained earnings (deficit)	(33,783)	13,382	4,369	20,401	4,369
Total stockholders' equity	132,495	12,248	14,864	(145,878)	13,729
	$176,644	$20,154	$111,339	$(145,878)	$162,259

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

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2005 and 2004

Note 7: Long-Term Debt (continued)
ThermaClime, Inc. Condensed Consolidating Statement of Operations Six Months Ended June 30, 2005 and 2004 (As restated) (In thousands)

Combined Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	ThermaClime, Inc. (Parent)	Eliminations	Consolidated

2005
Net sales	$171,462	$21,557			$193,019
Cost of sales	144,220	19,545	$476		164,241
Gross profit (loss)	27,242	2,012	(476)		28,778

Selling, general and administrative	21,613	194	1,150	$(4)	22,953
Other expense (income), net	(583)	69	(6)	4	(516)
Operating income (loss)	6,212	1,749	(1,620)	-	6,341

Interest expense	5,035	21	5,154	(4,884)	5,326
Non-operating other income, net	(151)	(222)	(4,892)	4,884	(381)
Income (loss) from operations before income taxes and equity in earnings of affiliate and subsidiaries	1,328	1,950	(1,882)	-	1,396
Equity in earnings of subsidiaries	-	-	2,224	(2,224)	-
Equity in earnings of affiliate	367	-	-		367
Benefit (provision) for income taxes	(661)	(760)	1,421		-
Net income	$1,034	$1,190	$1,763	$(2,224)	$1,763

2004
Net sales	$158,032	$22,930			$180,962
Cost of sales	135,904	20,914	$394		157,212
Gross profit (loss)	22,128	2,016	(394)		23,750

Selling, general and administrative	19,014	207	1,555	$(4)	20,772
Other expense (income), net	(116)	106	(11)	4	(17)
Operating income (loss)	3,230	1,703	(1,938)	-	2,995

Interest expense	5,465	16	2,261	(5,258)	2,484
Non-operating other income, net	(38)	(2)	(5,260)	5,258	(42)
Income (loss) from operations before income taxes and equity in earnings (losses) of affiliate and subsidiaries	(2,197)	1,689	1,061	-	553
Equity in losses of subsidiaries	-	-	(110)	110	-
Equity in earnings of affiliate	327	-	-		327
Benefit (provision) for income taxes	729	(658)	(478)		(407)
Net income (loss)	$(1,141)	$1,031	$473	$110	$473

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2005 and 2004

Note 7: Long-Term Debt (continued)
ThermaClime, Inc. Condensed Consolidating Statement of Operations Three Months Ended June 30, 2005 and 2004 (As restated) (In thousands)

Combined Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	ThermaClime, Inc. (Parent)	Eliminations	Consolidated

2005
Net sales	$96,622	$10,958			$107,580
Cost of sales	81,614	9,942	$356		91,912
Gross profit (loss)	15,008	1,016	(356)		15,668

Selling, general and administrative	11,399	104	650	$(2)	12,151
Other expense (income), net	(669)	-	27	2	(640)
Operating income (loss)	4,278	912	(1,033)	-	4,157

Interest expense	2,627	11	2,737	(2,552)	2,823
Non-operating other income, net	(70)	(1)	(2,557)	2,552	(76)
Income (loss) from operations before income taxes and equity in earnings of affiliate and subsidiaries	1,721	902	(1,213)	-	1,410
Equity in earnings of subsidiaries	-	-	1,714	(1,714)	-
Equity in earnings of affiliate	185	-	-	-	185
Benefit (provision) for income taxes	(743)	(351)	1,094	-	-
Net income	$1,163	$551	$1,595	$(1,714)	$1,595

2004
Net sales	$86,720	$11,570			$98,290
Cost of sales	73,374	10,534	$169		84,077
Gross profit (loss)	13,346	1,036	(169)		14,213

Selling, general and administrative	9,818	105	1,210	$(2)	11,131
Other expense (income), net	(110)	17	(24)	2	(115)
Operating income (loss)	3,638	914	(1,355)	-	3,197

Interest expense	2,843	8	1,189	(2,716)	1,324
Non-operating other income, net	(59)	(2)	(2,717)	2,716	(62)
Income from operations before income taxes and equity in earnings of affiliate and subsidiaries	854	908	173	-	1,935
Equity in earnings of subsidiaries	-	-	1,177	(1,177)	-
Equity in earnings of affiliate	168	-	-		168
Provision for income taxes	(399)	(354)	(54)		(807)
Net income	$623	$554	$1,296	$(1,177)	$1,296

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2005 and 2004

Note 7: Long-Term Debt (continued)
ThermaClime, Inc. Condensed Consolidating Statement of Cash Flows Six Months Ended June 30, 2005 and 2004 (As restated) (In thousands)

Combined Guarantor Subsidiaries	Consolidated Non- Guarantor Subsidiaries	ThermaClime, Inc. (Parent)	Eliminations	Consolidated

2005
Cash flows provided (used) by operating activities	$(1,727)	$5,461	$1,154	$4,888
Cash flows from investing activities:
Capital expenditures	(5,497)	(551)	(7)	(6,055)
Proceeds from property insurance recoveries	1,255	-	-	1,255
Proceeds from sale of property and equipment	1	-	-	1
Net change in restricted cash	-	-	158	158
Other assets	(17)	(1)	(779)	(797)
Net cash used by investing activities	(4,258)	(552)	(628)	(5,438)
Cash flows from financing activities:
Payments on long-term debt	(31)	(177)	-	(208)
Net change in revolving debt	-	-	2,507	2,507
Proceeds from short-term financing	-	-	681	681
Payments on short-term financing	-	-	(2,698)	(2,698)
Net change in due to/from LSB and affiliates	-	-	179	179
Advances to/from affiliates	5,934	(4,732)	(1,202)	-
Net cash provided (used) by financing activities	5,903	(4,909)	(533)	461
Net decrease in cash from all activities	(82)	-	(7)	(89)
Cash at the beginning of period	174	-	676	850
Cash at the end of period	$92	$-	$669	$761

2004
Cash flows provided (used) by operating activities	$(10,502)	$2,746	$4,428	$(3,328)
Cash flows from investing activities:
Capital expenditures	(4,662)	(617)	-	(5,279)
Proceeds from sales of property and equipment	218	-	-	218
Other assets	(360)	4	1	(355)
Net cash provided (used) by investing activities	(4,804)	(613)	1	(5,416)
Cash flows from financing activities:
Payments on long-term debt	(406)	(176)	(1,817)	(2,399)
Net change in revolving debt	1,087	-	10,826	11,913
Proceeds from short-term financing	-	-	63	63
Payments on short-term financing	-	-	(2,185)	(2,185)
Net change in due to/from LSB and affiliates	-	-	390	390
Advances to/from affiliates	14,930	(529)	(14,401)	-
Net cash provided (used) by financing activities	15,611	(705)	(7,124)	7,782
Net increase (decrease) in cash from all activities	305	1,428	(2,695)	(962)
Cash at the beginning of period	208	-	2,712	2,920
Cash at the end of period	$513	$1,428	$17	$1,958

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

2. Air Matters

EDC and the ADEQ have entered into a consent administrative order ("AirCAO") resolving certain air regulatory alleged violations associated with EDC's sulfuric acid plant and certain other alleged air emission violations. The AirCAO became effective during February 2004. The AirCAO requires EDC to implement additional air emission controls at the El Dorado Facility. The ultimate cost of any technology changes required cannot presently be determined but is believed to cost between $1.5 million to $3 million of capital expenditures, depending on the technology changes ultimately required by the ADEQ. The implementation of the technological change and related capital expenditures will be incurred through February 2010.

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

Threatened Litigation

During July 2005, we received correspondence from the Purchaser ("Purchaser") of the assets of our explosive subsidiary advising that they had received a letter threatening them and others with legal action due to alleged blasting activities in Millbury, Massachusetts, that the threatening parties claimed caused ammonium perchlorate contamination in the drinking water. It has been alleged that prior to the time our explosive company sold its assets to the Purchaser, it sold certain of the blasting products to the blasting companies that performed the blasting activities at the site that caused the contamination. The initial claims were made by the landowner and owners of certain water wells in the area against the drilling and blasting companies. The drilling and blasting activities were performed on the landowner's site as part of construction of a shopping mall. These claims have been made against numerous parties, including the Purchaser and other parties that performed blasting and drilling activities at the site, alleging that the costs of remediation will be several million dollars. We are investigating this matter and intend to vigorously defend ourselves, and, if required, the Purchaser in this matter. As of June 30, 2005, no liability has been established since we are unable to provide an evaluation of the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss to the Company at this time.

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

The Company and one of our subsidiaries within the Climate Control Business, ClimaCool Corp., ("ClimaCool") have been sued, together with two unrelated companies, in the United States District Court for the Northern District of Illinois, Eastern Division, in a case styled Multistack LLC v. ClimaCool Corp., et al., alleging that we, ClimaCool and others infringed on a patent in connection with certain modular air chillers that ClimaCool purchased from a French air conditioning company for resale in the United States. The Company is planning to manufacture modular air chillers similar to the design that is subject to this litigation. The complaint alleges that the defendants have infringed and continue to infringe on a certain patent and request:

  an injunction restraining the defendants from further infringement of the patent;
  actual damages and an award of increased damages in an amount not less than three times the amount of damages assessed by the court; and
  attorney fees.

We have answered the allegations, denying infringement and raising various affirmative defenses, including the assertion of counterclaims for unfair competition, abuse of process, and declaratory judgment of non-infringement and non-enforceability. We intend to vigorously defend this action. We are unable to provide an evaluation of the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss to ClimaCool at this time.

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

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2005 and 2004

Asserting Financing Fee

On December 4, 2003, the Company and Southwest Securities, Inc. ("Southwest") entered into a letter agreement whereby the Company agreed to retain Southwest to assist the Company in obtaining financing for the Company. Southwest's right to a fee under the Agreement is limited to a refinancing occurring during "a period of sixty days, to be extended if a transaction is ongoing." A financing did not occur within sixty days of the date of the Agreement, nor was a funding transaction "ongoing" at the end of that period. In September 2004, more than ten months after the date of the Agreement between the Company and Southwest, ThermaClime borrowed $50 million from Orix Capital Markets, LLC ("Orix"). It is the Company's position that the Orix financing transaction was not the result of any efforts by Southwest, nor was it the culmination of any negotiations or transaction commenced during the sixty-day term of the Agreement. Nonetheless, Southwest has asserted that it is entitled to a fee of $1.7 million pursuant to the Agreement. The Company brought an action against Southwest in Oklahoma state court in a lawsuit styled LSB Industries, Inc. v. Southwest Securities, Inc. pending in the Oklahoma District Court, Oklahoma County, for a declaratory judgment that the Company is not liable to Southwest under the Agreement as a result of the Orix financing transaction. The Company intends to vigorously defend itself against the claim by Southwest. As of the date of this report, no liability has been established relating to the fee asserted by Southwest since we are unable to provide an evaluation of the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss to the Company at this time.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2005 and 2004

Note 9: Stockholders' Equity The table below provides detail (in thousands) of activity in the stockholders' equity accounts for the six months ended June 30, 2005:

Common Stock Shares	Non-Redeemable Preferred Stock	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock-Preferred	Treasury Stock-Common	Total
Balance at December 31, 2004		16,401	$34,177	$1,640	$57,352	$(1,280)	$(66,840)	$(200)	$(16,451)	$8,398

Net income							3,491			3,491
Amortization of cash flow hedge (Note 10)						145				145
Total comprehensive income										3,636
Exercise of warrants (1)		586		59	(59)					-
Exercise of stock options		77		8	215					223
Purchases of non-redeemable preferred stock								(451)		(451)
Conversion of 18 shares of redeemable preferred stock to common stock		1			2					2
Balance at June 30, 2005	(2)	17,065	$34,177	$1,707	$57,510	$(1,135)	$(63,349)	$(651)	$(16,451)	$11,808

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2005 and 2004

Note 9: Stockholders' Equity (continued)

Stock Options

As of June 30, 2005 we have several Qualified and Non-Qualified Stock Option Plans. We currently account for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. See discussion in Note 15 - Recently Issued Pronouncements. No stock-based compensation cost is reflected in net income applicable to common stock for the six and three months ended June 30, 2005 and 2004 and no options were granted under those plans during these periods.

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

Six Months Ended June 30,	Three Months Ended June 30,
2005	2004 (As restated)	2005	2004 (As restated)
(In thousands, except per share amounts)
Net income applicable to common stock, as reported	$2,374	$224	$1,522	$1,034
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(107)	(117)	(57)	(58)
Pro forma net income applicable to common stock	$2,267	$107	$1,465	$976

Net income per common share:
Basic - as reported	$.18	$.02	$.11	$.08

Basic - pro forma	$.17	$.01	$.11	$.08

Diluted - as reported	$.16	$.01	$.10	$.07

Diluted - pro forma	$.15	$.01	$.10	$.06

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

Raw materials for use in our manufacturing processes include copper used by our Climate Control Business and natural gas used by our Chemical Business. As part of our raw material price risk management, we periodically enter into exchange-traded futures contracts for these materials, which contracts are generally accounted for on a mark-to-market basis in accordance with SFAS No. 133. At June 30, 2005 the unrealized gains on these contracts was $124,000 (minimal at December 31, 2004) and are included in supplies, prepaid items and other in the accompanying consolidated balance sheet, as the term of these contracts are for periods of twelve months or less. Gains of $296,000 and $21,000 for the six months ended June 30, 2005 and 2004, respectively, and a loss of $126,000 and a gain of $34,000 for the three months ended June 30, 2005 and 2004, respectively, on such contracts are included in cost of sales.

In March 2005, we purchased two interest rate cap contracts for a cost of $590,000. These contracts are free-standing derivatives and are accounted for on a mark-to-market basis in accordance with SFAS No.133. At June 30, 2005 the market basis of these contracts was $312,000 and is included in other assets in the accompanying condensed consolidated balance sheet. The change in the value of these contracts is included in interest expense in the accompanying condensed consolidated statement of income.

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

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2005 and 2004

The following table sets forth the computation of basic and diluted income per share:

(Dollars in thousands, except per share amounts)

Six Months Ended June 30,	Three Months Ended June 30,
2005	2004 (As restated)	2005	2004 (As restated)
Numerator:
Net income	$3,491	$1,358	$2,077	$1,601
Preferred stock dividend requirements	(1,117)	(1,134)	(555)	(567)
Numerator for basic and diluted net income per share - net income applicable to common stock	$2,374	$224	$1,522	$1,034

Denominator:
Denominator for basic net income per share - weighted - average shares	13,480,781	12,729,095	13,727,053	12,802,708
Effect of dilutive securities:
Employee stock options	1,231,586	1,520,872	1,213,812	1,413,247
Warrants	54,267	648,440	53,768	650,110
Convertible preferred stock	290,560	292,960	290,380	292,660
Convertible note payable	4,000	4,000	4,000	4,000
Dilutive potential common shares	1,580,413	2,466,272	1,561,960	2,360,017

Denominator for diluted net income per share - adjusted weighted - average shares and assumed conversions	15,061,194	15,195,367	15,289,013	15,162,725

Basic net income per share	$.18	$.02	$.11	$.08

Diluted net income per share	$.16	$.01	$.10	$.07

The following shares of securities were not included in the computation of diluted net income per share as their effect would have been antidilutive.

Six Months Ended June 30,	Three Months Ended June 30,
2005	2004	2005	2004
Convertible preferred stock	3,311,547	3,347,931	3,296,662	3,347,931

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

Note 13: Other Expense and Other Income Other expense, other income and non-operating other income, net consists of the following:
Six Months Ended June 30,	Three Months Ended June 30,
2005 (As restated)	2004 (As restated)	2005 (As restated)	2004 (As restated)
(In thousands)
Other expense:
Other miscellaneous expense (1)	$177	$194	$(39)	$57
Total other expense	$177	$194	$(39)	$57

Other income:
Gains on sales of property and equipment	$744	$143	$322	$138
Property insurance recoveries in excess of losses incurred (Note 8)	523	-	523	-
Rental income	102	56	43	26
Other (1)	186	118	163	81
Total other income	$1,555	$317	$1,051	$245

Non-operating other income:
Proceeds from certain key individual life insurance policies in excess of benefit obligations (Note 14)	$1,162	$-	$24	$-
Gains on sales of certain current assets, primarily precious metals	220	2,336	-	527
Miscellaneous income	137	118	75	62
Miscellaneous expense	(61)	(117)	(39)	(39)
Total non-operating other income, net	$1,458	$2,337	$60	$550

(1) Amounts represent numerous unrelated transactions associated with our operations, none of which are individually significant requiring separate disclosure.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2005 and 2004

Note 14: Segment Information
Six Months Ended June 30,	Three Months Ended June 30,
2005 (As restated)	2004 (As restated)	2005 (As restated)	2004 (As restated)
(In thousands)
Net sales:
Climate Control (1)	$75,495	$69,982	$39,991	$38,433
Chemical	117,524	114,772	67,589	63,649
Other	3,170	2,825	1,928	1,828
	$196,189	$187,579	$109,508	$103,910

Gross profit: (2)
Climate Control	$21,986	$21,967	$11,978	$11,710
Chemical (3)	9,215	4,748	5,104	4,303
Other	1,068	800	638	471
	$32,269	$27,515	$17,720	$16,484

Operating income (loss): (4)
Climate Control (1)	$5,938	$6,458	$3,541	$3,044
Chemical (3)(5)	4,433	(167)	2,872	1,667
General corporate expenses and other business operations, net (6)	(2,877)	(4,028)	(1,490)	(2,231)
	7,494	2,263	4,923	2,480

Interest expense	(5,828)	(3,029)	(3,091)	(1,597)
Non-operating other income, net:
Chemical (7)	279	2,406	22	563
Corporate and other business operations (8)	1,179	(69)	38	(13)
Provision for income taxes	-	(4)	-	-
Equity in earnings of affiliate-Climate Control	367	327	185	168
Income before cumulative effect of accounting change	$3,491	$1,894	$2,077	$1,601

(1) As discussed in Note 15, effective March 31, 2004, we were required to consolidate the parent company of a French manufacturer ("MultiClima") of HVAC equipment. Therefore the operating results include net sales of $3.8 million, gross profit of $.8 million and an operating loss of $.6 million relating to MultiClima (after all material intercompany transactions have been eliminated) for the six and three months ended June 30, 2004.

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

(4) Our chief operating decision makers use operating income (loss) by industry segment for purposes of making decisions which include resource allocations and performance evaluations.

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

(5) During the second quarter of 2005, we recognized a gain of $.4 million from certain property insurance claims as discussed in Note 8-Contingencies.

(6) The amounts included are not allocated to our Climate Control and Chemical Businesses since these items are not included in the operating results reviewed by our chief operating decision makers for purposes of making decisions as discussed above. General corporate expenses and other business operations, net consist of the following:

Six Months Ended June 30,	Three Months Ended June 30,
2005 (As restated)	2004 (As restated)	2005 (As restated)	2004 (As restated)
(In thousands)
Gross profit-Other	$1,068	$800	$638	$471
Selling, general and administrative:
Personnel	(2,628)	(1,935)	(1,464)	(854)
Professional fees (A)	(1,018)	(1,875)	(575)	(1,434)
Office overhead	(396)	(390)	(189)	(170)
Property, franchise and other taxes	(101)	(142)	(47)	(67)
All other	(705)	(680)	(361)	(285)
Total selling, general and administrative	(4,848)	(5,022)	(2,636)	(2,810)

Other income (B)	1,010	200	484	109
Other expense	(107)	(6)	24	(1)
Total general corporate expenses and other business operations, net	$(2,877)	$(4,028)	$(1,490)	$(2,231)

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2005 and 2004

(A) During the second quarter of 2004, we incurred professional fees and other costs aggregating $1 million relating to a proposed unregistered offering of Senior Secured Notes which was terminated in June 2004.

(B) During the first and second quarters of 2005, we recognized gains of $.4 million and $.3 million, respectively, from sales of corporate assets (these items are classified as other income in the accompanying condensed consolidated statement of income).

(7) During the first and second quarters of 2004, we recognized gains of $1.8 million and $.5 million from the sales of certain current assets (primarily precious metals).

(8) We recognized $1.1 million in proceeds receivable from certain key man life insurance policies in excess of the present value of our obligations for benefits during the first quarter of 2005 due to the untimely death of one of our executives in January 2005.

Note 15: Recently Issued Pronouncements On December 16, 2004 the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

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

  We have amended our 2004 audited Consolidated Statements of Income contained in our Annual Report on Form 10-K for the year ended December 31, 2004 ("2004 Form 10-K') to appropriately classify other income relating to the sale of assets and other expense relating to the impairment of certain assets and certain other items from non-operating to operating income. These restated classifications did not change or affect "net income" reflected in our Consolidated Statement of Income in our 2004 Form 10-K. As a result of these restated classifications, we have amended the Condensed Consolidated Statements of Income for the six and three months ended June 30, 2004.
  We have amended our 2005 Condensed Consolidated Statements of Income contained in our quarterly reports on Forms 10-Q ("2005 Forms 10-Q") for the quarters ended June 30, 2005 and March 31, 2005 to appropriately classify a gain resulting from the sale of certain operating assets and certain other items from non-operating to operating income. These restated classifications did not change or affect "net income" reflected in our Condensed Consolidated Statements of Income in our 2005 Forms 10-Q.
  We have restated our audited financial statements contained in our 2004 Form 10-K to appropriately reflect the change from LIFO to FIFO method of accounting for certain inventory of heat pump products within our Climate Control segment in accordance with Accounting Principles Board Opinion No. 20. The effect for each of the three years in the period ended December 31, 2004 decreased reported net income in 2004 and 2003 by $503,000 and $198,000, respectively, and increased 2002 net income by $23,000. The effect of this restatement increased stockholders' equity by $678,000 at December 31, 2001. There was no effect on the balance sheet at December 31, 2004 resulting from this restatement. We did not disclose this change in our financial statements contained in the 2004 Form 10-K since we believed that this was not a material change pursuant to Staff Accounting Bulletin 99. As a result, the effect changed the 2004 results of operations reflected in our 2005 Forms 10-Q by increasing our net loss by $125,000 for the three months ended March 31, 2004 (from a net loss of $.1 million to a net loss of $.2 million) and reducing our net income by $250,000 for the six months ended June 30, 2004 (from net income of $1.6 million to net income of $1.4 million).
  We have changed classifications of certain items in our condensed consolidated statements of income primarily relating to shipping costs. Also we made changes to our classifications of certain items in our condensed consolidated statement of cash flows relating to recoveries from property insurance and the financing portion of prepaid insurance.

The following MD&A should be read in conjunction with our June 30, 2005 Condensed Consolidated Financial Statements (As restated).

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

Critical Accounting Policy and Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses and disclosures of contingencies. In addition to those critical accounting policies discussed in our Form 10-K/A, Amendment No. 1, for the year ended December 31, 2004, during the quarter ended June 30, 2005 a significant area of financial reporting impacted by management's judgment, estimates and assumptions was the timing of the recognition of the property and business interruption insurance claims which are discussed above under "Liquidity and Capital Resources" and in Note 8 of Notes to Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

The following Results of Operations should be read in conjunction with the "Explanatory Introduction Note" on page 3 of this 2005 Form 10-Q/A, our June 30, 2005 Condensed Consolidated Financial Statements and accompanying notes and discussions above under "Overview".

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

Our Chemical Business net sales for the six months ended June 30, 2005 were $117.5 million compared to $114.8 million for the same period in 2004 or a 2.4% increase. This overall increase of $2.7 million reflects, in part, higher sales prices resulting from the increased cost of the raw material feedstocks (anhydrous ammonia and natural gas) as discussed below. Sales prices increased overall by 7% but volume of tons sold decreased 5%. The decrease in volume includes a decrease of 11% at the El Dorado Facility due primarily to the lost production as a result of the mechanical failure discussed above in "Liquidity and Capital Resources." The increase in net sales includes an increase of $3.4 million relating to our agricultural products, an increase of $.5 million relating to our mining products, offset, in part, by a decrease of $1.2 million relating to our industrial acid and other chemical products.

Net sales classified as "Other" consists of sales of industrial machinery and related components. Net sales for the six-month period ended June 30, 2005 were $3.2 million compared to $2.8 million for the same period in 2004 or an increase of $.4 million.

Gross Profit

Gross profit by industry segment represents net sales less cost of sales.

Our Climate Control Business gross profit was $22 million or 29.1% as a percentage of net sales for the first six months of 2005 compared to $22 million or 31.4% for the same period in 2004. Decreases in gross profit resulted primarily by our inability to fully pass on to our customers the increases in raw material costs of steel and copper, estimated to be 13% and 20%, respectively. In addition, these decreases include $.8 million relating to MultiClima in the second quarter of 2004 as discussed above and the disruption in production of our hydronic fan coils as discussed above. These decreases in gross profit were offset by the increase in sales of our heat pump products as discussed above.

Our Chemical Business gross profit was $9.2 million or 7.8 % as a percentage of net sales for the six months ended June 30, 2005 compared to $4.7 million or 4.1% for the same period in 2004. The net increase in gross profit of $4.5 million is due primarily to improved margins on certain agricultural and industrial acid products, increased fixed-cost absorption at the Cherokee, Alabama nitrogen plant ("Cherokee Facility") in 2005 as a result of the plant being down for several weeks in the first quarter of 2004 for a planned major maintenance activity ("Turnaround") and the recovery of $1 million of production catalyst (precious metals) in 2005. This increase was offset, in part, to the lost production at the El Dorado Facility as a result of the mechanical failure discussed above in "Liquidity and Capital Resources" and our inability to fully pass on to our customers the 13% and 12% increases in costs of our primary raw material feedstocks, anhydrous ammonia and natural gas, respectively. In addition in 2004, a settlement of $.6 million was reached with a vendor's insurance carrier relating to several mechanical problems experienced in 2001 through 2003 with a boiler that had been repaired by one of our vendors at the El Dorado Facility.

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

Operating Income - Climate Control: Our Climate Control Business operating income was $5.9 million for the first six months of 2005 compared to $6.5 million for the same period of 2004. The net decrease in operating income of $.6 million resulted primarily by the increase in personnel costs of $.4 million due primarily to increased group health insurance costs, increased shipping costs of $.4 million as a result of increased sales volume and rising fuel costs, increased commissions of $.4 million due to increased sales volume, increased professional fees of $.3 million primarily relating to arbitrations between one of our subsidiaries, Trison, and a customer (also see discussions in Note 8 of Notes to Condensed Consolidated Financial Statements), increased advertising costs of $.3 million primarily to stimulate additional sales and the net decrease in gross profit as discussed above. This decrease was partially offset by the decrease in selling, general and administrative expenses of $1.4 million relating to MultiClima in the second quarter of 2004 as discussed above.

Operating Income (Loss) - Chemical: Our Chemical Business operating income was $4.4 million for the six months ended June 30, 2005 compared to an operating loss of $.2 million for the same period in 2004. The net increase in operating income of $4.6 million resulted primarily by the net increase in gross profit of $4.5 million as discussed above and a gain of $.4 million from certain property insurance claims as discussed above under "Liquidity and Capital Resources."

General Corporate Expense and Other Business Operations, Net: Our general corporate expense and other business operations, net were $2.9 million for the six-month period ended June 30, 2005 compared to $4 million for the same period of 2004. The net decrease of $1.1 million relates primarily to professional fees of $1 million incurred during the second quarter of 2004 relating to a proposed unregistered offering of Senior Secured Notes which was terminated and gains of $.7 million in 2005 from the sales of corporate assets. This decrease was partially offset by an increase in personnel costs of $.7 million which includes an increase in group health insurance costs and net premium costs associated with key individual life insurance policies including policies associated with a death benefit agreement entered into with Jack E. Golsen during the second quarter of 2005 as discussed above under "Death Benefit Agreement."

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

Non-Operating Other Income, Net

Chemical: Our Chemical Business non-operating other income, net was $.3 million for the six months ended June 30, 2005 compared to $2.4 million for the same period in 2004. The net decrease of $2.1 million relates primarily to gains on sales of certain current assets (primarily precious metals) of $.2 million in 2005 compared to $2.3 million in 2004.

Corporate and Other Business Operations: Non-operating other income, net for corporate and other business operations was $1.2 million for the six-month period ended June 30, 2005 compared to a net expense of $.1 million for 2004. The increase of $1.3 million includes proceeds from certain key individual life insurance policies in excess of benefit obligations of $1.2 million due to the untimely death of one of our executives in January 2005.

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

Our Chemical Business net sales for the three months ended June 30, 2005 were $67.6 million compared to $63.6 million for the same period in 2004 or a 5.9% increase. This overall increase of $4 million reflects, in part, higher sales prices resulting from the increased cost of the raw material feedstocks (anhydrous ammonia and natural gas) as discussed below. Sales prices increased overall by 13% but volume of tons sold decreased 6%. The decrease in volume includes a decrease of 13% at the El Dorado Facility due primarily to the lost production as a result of the mechanical failure discussed above in "Liquidity and Capital Resources." The increase in net sales includes an increase of $2.9 million relating to our agricultural products, an increase of $1.6 million relating to our mining products, and an increase of $.5 million relating to our industrial acid and other chemical products.

Net sales classified as "Other" (see discussion above) for the three-month period ended June 30, 2005 were $1.9 million compared to $1.8 million for the same period in 2004 or an increase of $.1 million.

Gross Profit

Gross profit by industry segment represents net sales less cost of sales.

Our Climate Control Business gross profit was $12 million or 30% as a percentage of net sales for the second quarter of 2005 compared to $11.7 million or 30.5% for the same period in 2004. The net increase in gross profit of $.3 million resulted primarily by the increase in sales of our hydronic fan coil products as discussed above and improved margins relating to our large custom air handler products as a result of selling price increases to cover higher material costs. This increase was offset, in part, by $.8 million relating to MultiClima in the second quarter of 2004 as discussed above and our inability to fully pass on to our customers increases in raw material costs of steel and copper as discussed previously.

Our Chemical Business gross profit was $5.1 million or 7.6% as a percentage of net sales for the three months ended June 30, 2005 compared to $4.3 million or 6.8% for the same period in 2004. The net increase in gross profit of $.8 million is due primarily to improved margins and increased fixed-cost absorption at the Cherokee Facility as the result of increased sales prices and volume of tons sold. This increase was offset, in part, by the lost production at the El Dorado Facility as a result of the mechanical failure discussed above in "Liquidity and Capital Resources" and our inability to fully pass on to our customers the 40% and 15% increases in costs of our primary raw material feedstocks, anhydrous ammonia and natural gas, respectively. In addition in 2004, a settlement of $.6 million was reached with a vendor's insurance carrier relating to several mechanical problems experienced in 2001 through 2003 with a boiler that had been repaired by one of our vendors at the El Dorado Facility.

Gross profit classified as "Other" (see discussion above) was $.6 million or 33.1% as a percentage of net sales for the three-month period ended June 30, 2005 compared to $.5 million or 25.8% for the same period in 2004 or an increase of $.1 million.

Operating Income

See discussion above for definition of operating income by industry segment.

Operating Income - Climate Control: Our Climate Control Business operating income was $3.5 million for the three months ended June 30, 2005 compared to $3 million for the same period of 2004. The net increase in operating income of $.5 million resulted primarily by the decrease in selling, general and administrative expenses of $1.4 million relating to MultiClima in the second quarter of 2004 and the net increase in gross profit of $.3 million discussed above. This increase was offset, in part, by the increase in commissions of $.4 million due to increased sales volume, increased personnel costs of $.2 million due primarily to increased group health insurance costs, increased shipping costs of $.2 million as a result of increased sales volume and rising fuel costs and increased professional fees of $.2 million primarily relating to arbitrations between one of our subsidiaries and a customer as previously discussed.

Operating Income - Chemical: Our Chemical Business operating income was $2.9 million for the second quarter of 2005 compared to $1.7 million for the same period in 2004. The net increase in operating profit of $1.2 million resulted primarily by the net increase in gross profit of $.8 million discussed above and a gain of $.4 million from certain property insurance claims as previously discussed.

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

Non-Operating Other Income, Net - Chemical

During the second quarter of 2004, we recognized gains on sales of certain current assets (primarily precious metals) of $.5 million.

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

For 2005, cash provided by operations from net income plus depreciation and amortization less other adjustments was $7.7 million for the six-month period ended June 30, 2005.

Cash used by operations included $1.4 million as the result of an increase in accounts receivable and a decrease in customer deposits and accounts payable partially offset by an increase in other accrued liabilities, change in deferred rent expense, a decrease in prepaid insurance and inventories.

Net cash provided by operating activities was $6.3 million.

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

Cash provided by investing activities included $1.3 million of proceeds from property insurance recoveries and $1.1 million of proceeds from sales of corporate assets.

Cash Flow from Financing Activities

Net cash provided by financing activities primarily consisted of a net increase in the Working Capital Revolver Loan of $2.5 million, long-term borrowings of $1.8 million and proceeds from short-term financing and drafts payable of $.8 million partially offset by payments on short-term financing and drafts payable of $2.8 million, payments on long-term debt of $1.5 million and the purchase of 10,000 shares of our Series 2 Preferred for $.5 million.

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

In response to comments raised by the staff of the SEC concerning the lack of disclosure relating to our change from the LIFO method of accounting to the FIFO method for inventory of heat pump products within our Climate Control segment, our management agreed with the SEC to disclose the change and restate our 2004 audited financial statements and prior years in accordance with APB No. 20. See "Explanatory Introduction Note." In connection with the restatement, under the direction of our CEO and CFO, and the benefit of hind sight, we re-evaluated our disclosure controls and procedures that were in effect as of June 30, 2005 and identified the following material weakness:

  incorrectly assessing the materiality of the change from the LIFO method to the FIFO method of accounting relative to net income resulting in the decision at the time of the change not to disclose and not to restate the prior years' financial statements.

Solely as a result of this material weakness, we have concluded that our disclosure controls and procedures were not effective as of June 30, 2005. Our management has discussed our disclosure controls and procedures with our Audit Committee and our independent auditors. We are in the process of correcting the above described material weakness.

In addition, we made the following classification changes to our condensed consolidated financial statements:

  Changed our classification of other income relating to the sale of assets and certain other items and other expense relating to certain other items from non-operating to operating income in our condensed consolidated statements of income for the six and three months ended June 30, 2005 and 2004 in response to comments raised by the staff of the SEC since these transactions were associated with our operations.
  Changed our classification of certain shipping costs previously classified as SG&A to net sales in our condensed consolidated statements of income for the six and three months ended June 30, 2004 to be consistent with the classification of other shipping cost that relate to amounts billed to our customers.
  Changed our classification of proceeds from property insurance recoveries and their related gains and the financing portion of prepaid insurance in our condensed consolidated statements of cash flows for the six months ended June 30, 2005 and 2004 to be in accordance with Statement of Financial Accounting Standards No. 95.

In connection with the above changes in classification which did not change or affect net income in our condensed consolidated statements of income, we performed a quantitative and qualitative analysis of these changes and concluded that these classification changes did not result from a material weakness in our disclosure controls and procedures.

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

We corrected the material weakness during December 2005. During the quarter ended June 30, 2005, there were no significant changes to our internal controls over financial reporting. However, subsequent to June 30, 2005, we took certain steps to correct the material weakness as described above.

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

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

There are no material legal proceedings pending against the Company and/or its subsidiaries not previously reported in Item 3 of the Company's 10-K/A, Amendment No. 1, for year ended December 31, 2004 and in Item 1 of Part II of the Company's 10-Q for the quarter ended March 31, 2005 except the following matters have been initiated, resolved or settled during the second quarter of 2005:

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