Form 10-K
period 2005-12-31
LSB INDUSTRIES INC
filed 2006-03-31
CIK 60714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 1-7677

LSB INDUSTRIES, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	73-1015226
(State of Incorporation)	(I.R.S. Employer) Identification No.)

16 South Pennsylvania Avenue Oklahoma City, Oklahoma	73107
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (405) 235-4546

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, Par Value $.10	American Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: Preferred Share Purchase Rights and $3.25 Convertible Exchangeable Class C Preferred Stock, Series 2

(Facing Sheet Continued)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐   Yes     ☒   No

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐   Yes     ☒   No

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for the shorter period that the Registrant has had to file the reports), and (2) has been subject to the filing requirements for the past 90 days. ☒   Yes     ☐   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                    Accelerated filer  ☐                    Non-accelerated filer   ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the Registrant’s voting common equity held by non-affiliates of the Registrant, computed by reference to the price at which the voting common stock was last sold as of June 30, 2005 was approximately $63 million. For purposes of this computation, shares of the Registrant’s common stock beneficially owned by each officer and director and Jayhawk Capital Management, L.L.C. and its affiliates are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors and such other beneficial owners of our common stock are, in fact, affiliates of the Registrant. In addition, this computation does not include the 1,009 shares of voting Convertible Non-Cumulative Preferred Stock (the “Non-Cumulative Preferred Stock”) held by non-affiliates of the Company. An active trading market does not exist for the shares of Non-Cumulative Preferred Stock.

As of March 20, 2006 the Registrant had 13,762,618 shares of common stock outstanding (excluding 3,321,607 shares of common stock held as treasury stock).

FORM 10-K OF LSB INDUSTRIES, INC.

PART I

ITEM 1.	BUSINESS

General

LSB Industries, Inc. (the “Company”, “Registrant”, “We”, “Us”, or “Our”) was formed in 1968 as an Oklahoma corporation, and became a Delaware corporation in 1977. We are a diversified holding company. Our wholly-owned subsidiary, ThermaClime, Inc. (“ThermaClime”) through its subsidiaries, owns substantially all of our core businesses consisting of the:

•	Climate Control Business engaged in the manufacturing and selling of a broad range of heating, ventilation and air conditioning (“HVAC”) products used in commercial and residential new building construction, renovation of existing buildings and replacement of existing systems.

•	Chemical Business engaged in the manufacturing and selling of chemical products produced from three plants in Texas, Arkansas and Alabama for the industrial, mining and agricultural markets.

Certain statements contained in this Part I may be deemed to be forward-looking statements. See “Special Note Regarding Forward-Looking Statements.”

We believe our Climate Control Business has developed leadership positions in niche markets by offering extensive product lines, customized products and improved technologies. Under this focused strategy, we have developed what we believe to be the most extensive line of water source heat pumps and hydronic fan coils in the United States. Further, we were a pioneer in the use of geothermal technology in the climate control industry and have used it to create what we believe to be the most energy efficient climate control systems commercially available today. We employ highly flexible production capabilities that allow us to custom design units for new construction markets and for the retrofit and replacement markets, and our products are currently installed in some of the most recognizable commercial developments in the country, including Prudential Tower, Rockefeller Plaza, Trump Tower, Waldorf Astoria and Time Warner Center, and are slated to be in a number of developments currently under construction. In addition, we have a significant presence in the lodging industry with installations in numerous Hyatt, Marriott, Four Seasons, Starwood, Ritz Carlton and Hilton hotels. We also have a substantial share of resort destinations in Las Vegas where we have units installed in over 47,000 rooms for a number of premier properties, including the MGM Grand, Luxor, Venetian, Treasure Island, Bellagio, Mandalay Bay, Caesar’s Palace, Monte Carlo, Mirage, Golden Nugget, Hard Rock and Wynn resorts.

Our Chemical Business has three chemical production facilities located in Baytown, Texas (“Baytown Facility”), El Dorado, Arkansas (“El Dorado Facility”) and Cherokee, Alabama (“Cherokee Facility”). Our Chemical Business is a supplier to some of the world’s leading chemical and industrial companies, including Bayer Corporation, Koch Nitrogen Company, E.I. DuPont de Nemours, Afton Chemical (f/k/a Ethyl Corp) and Orica USA. By focusing on specific geographic areas, we believe that we have developed significant freight and distribution advantages over many of our competitors and established leading regional market positions, a key element in the success of this business. The primary raw material feedstocks (anhydrous ammonia and natural gas) of the Chemical Business are commodities, subject to significant price fluctuations and are purchased at prices in effect at time of purchase. The Baytown Facility consumes approximately 100,000 tons of purchased anhydrous ammonia per year. Nearly all of the Baytown Facility’s production is sold pursuant to a long-term contract that provides for a pass-through of all costs, including the anhydrous ammonia costs, plus a profit. The El Dorado Facility purchases approximately 200,000 tons of anhydrous ammonia per year and produces and sells approximately 400,000 to 500,000 tons of nitrogen-based products per year. The anhydrous ammonia is purchased pursuant to a supply agreement whereby the El Dorado Facility purchases substantially all of its requirements of anhydrous ammonia from one supplier. Although anhydrous ammonia is produced from natural gas, the price does not necessarily follow the spot-price of natural gas in the U.S. because much of the anhydrous ammonia consumed in our geographical area is produced off shore and delivered to the El Dorado Facility from the Gulf of Mexico by pipeline. Our cost of anhydrous ammonia is based upon formulas indexed to published industry prices, primarily tied to import prices. The Cherokee Facility normally consumes 4 to 6 million mm BTU’s of production natural gas annually and produces and sells approximately 200,000 to 300,000 tons of nitrogen-based products per year.

Natural gas is a primary raw material for anhydrous ammonia. Natural gas costs have risen drastically since 2003 to a high of $15.00 per MCF during the later part of 2005. As of March 22, 2006, the price of natural gas was approximately $7.00 per MCF. Due to the uncertainty of the sales prices of our products in relation to the cost of anhydrous ammonia and natural gas, our Chemical Business has pursued a strategy of developing customers that purchase substantial quantities of products pursuant to sales agreements and/or formulas that provide for the pass through of raw material costs, variable costs, and some fixed costs, plus in most cases, a profit margin. These pricing arrangements help mitigate against the commodity risk inherent in the raw material feedstocks of natural gas and anhydrous ammonia. For 2005, approximately 67% of the Chemical Business’ sales were made pursuant to pass-through sales agreements. The remaining sales are primarily into agricultural markets at the price in effect at time of shipment. It is our goal to continue developing pass-through agreements with our customers. However, a customer of the Cherokee Facility that was purchasing 8,000 tons of urea-ammonium nitrate (“UAN”) per month under a pass-through agreement temporarily suspended its obligations to purchase UAN from our Cherokee Facility in October 2005 due to the disconnect between the high natural gas costs and their selling price of products to their customers. In December 2005, this customer had agreed to resume taking delivery of a limited amount of product from the Cherokee Facility as “spot purchases” as market conditions and the cost of natural gas permit. See Item 1A – Risk Factors and “Overview – Chemical Business” under Item 7 for discussion as to the temporary suspension of production at the Cherokee Facility due to the high price of natural gas. The anhydrous ammonia and natural gas feedstock costs are decoupled from the sales price of our agricultural products resulting in sales prices from time to time in recent periods not being sufficient to recover our full cost to produce the product in this market. Therefore, our Chemical Business continues to under-perform our expectations due, in part, to our inability to generate sufficient non-seasonal sales volume to operate our manufacturing facilities at optimum levels. Our primary efforts to improve the results of our Chemical Business include sales efforts to increase the non-seasonal sales volumes with an emphasis on customers that will accept the commodity risk inherent with natural gas and anhydrous ammonia.

Segment Information and Foreign and Domestic Operations and Export Sales

Schedules of the amounts of net sales, gross profit, operating income (loss) and identifiable assets attributable to each of our lines of business and of the amount of our export sales in the aggregate and by major geographic area for each of the last three years appear in Note 20 of the Notes to Consolidated Financial Statements included elsewhere in this report.

Climate Control Business

General

Our Climate Control Business manufactures and sells a broad range of standard and custom designed water source heat pumps and hydronic fan coils as well as other niche products for use in commercial and residential HVAC systems including large custom air handlers and modular chiller systems. The construction of commercial, institutional and residential buildings including multi and single family homes, the renovation of existing buildings and the replacement of existing systems drive the demand for our Climate Control products. Our Climate Control commercial products are used in a wide variety of buildings, such as: hotels, motels, office buildings, schools, universities, apartments, condominiums, hospitals, nursing homes, extended care facilities, industrial and high tech manufacturing facilities, food and chemical processing facilities, and pharmaceutical manufacturing facilities. We target many of our products to meet increasingly stringent indoor air quality and energy efficiency standards.

The following table summarizes net sales information relating to our products of the Climate Control Business:

	2005	2004	2003
Percentage of net sales of the Climate Control Business:
Water source heat pumps	54%	52%	51%
Hydronic fan coils	34%	35%	40%
Other HVAC products	12%	13%	9%

	100%	100%	100%

Percentage of consolidated net sales:
Water source heat pumps	21%	20%	19%
Hydronic fan coils	13%	14%	15%
Other HVAC products	5%	5%	4%

	39%	39%	38%

Water Source Heat Pumps

We believe we are a leading provider of water source heat pumps to the commercial construction and renovation markets in the United States. These highly efficient heating and cooling products enable individual room climate control through the transfer of heat through a water pipe system which is connected to a centralized cooling tower or heat injector. Water source heat pumps enjoy a broad range of commercial applications, particularly in medium to large sized buildings with many small, individually controlled spaces. We believe the market for commercial water source heat pumps will continue to grow due to the relative efficiency and long life of such systems as compared to other air conditioning and heating systems, as well as to the emergence of the replacement market for those systems.

Our Climate Control Business has also developed the use of geothermal water source heat pumps in residential and commercial applications. Geothermal systems, which circulate water and antifreeze through an underground heat exchanger, are among the most energy efficient systems available. We believe the longer life, lower cost to operate, and relatively short payback periods of geothermal systems, as compared with air-to-air systems, will continue to increase demand for our geothermal products. We specifically target new residential construction of moderate and high-end multi and single-family homes.

Hydronic Fan Coils

We believe that our Climate Control Business is a leading provider of hydronic fan coils. Our Climate Control Business targets the commercial and institutional markets. Hydronic fan coils use heated or chilled water, provided by a centralized chiller or boiler through a water pipe system, to condition the air and allow individual room control. Hydronic fan coil systems are quieter and have longer lives and lower maintenance costs than other comparable systems used where individual room control is required. Important components of our strategy for competing in the commercial and institutional renovation and replacement markets include the breadth of our product line coupled with customization capability provided by a flexible manufacturing process. The lodging and hospitality industry is a significant user of hydronic fan coils. Subsequent to the September 11, 2001 tragedy, our hydronic fan coil operation experienced a decline of major lodging and hospitality construction projects in several key geographic markets. During 2005, this specific market continued to improve.

Water Source Heat Pump and Hydronic Fan Coil Market

We estimate the annual United States market for water source heat pumps and hydronic fan coils to be approximately $350 million. Levels of repair, replacement, and new construction activity generally drive demand in these markets. In aggregate, the United States market for water source heat pump and fan coil products is returning to historical levels. The previous decline in the total market in 2001 through 2003 was primarily a direct result of the slowdown in construction and refurbishment related to the lodging and hospitality industry and has been attributed to the events of September 11, 2001 and world unrest.

Production and Backlog

Most of our Climate Control production occurs on a specific order basis. We manufacture the units in many sizes and configurations, as required by the purchaser, to fit the space and capacity requirements of hotels, motels, schools, hospitals, apartment buildings, office buildings and other commercial or residential structures. As of December 31, 2005 and 2004, the backlog of confirmed orders for our Climate Control Business was approximately $56.2 million and $28.4 million, respectively. The increase in our backlog relates primarily to the increase in demand for our water source heat pumps, large custom air handlers and hydronic fan coils. Past experience indicates that customers generally do not cancel orders after we receive them. As of the date of this report, our Climate Control Business had released the majority of the December 31, 2005 backlog to production. All of the December 31, 2005 backlog is expected to be filled during 2006.

In response to a record order intake level of our heat pump products, we have recently increased our unit output by over 25% through additional shifts and overtime. In addition, throughout 2005 and into 2006 over $4 million will have been invested in fabrication equipment and plant-wide process control systems. This investment is expected to further raise capacity and reduce overtime.

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

	2005	2004	2003
Net sales to original equipment manufacturers as a percentage of:
Net sales of the Climate Control Business	22%	21%	23%
Consolidated net sales	9%	8%	9%

Market

Our Climate Control Business depends primarily on the commercial construction industry, including new construction and the remodeling and renovation of older buildings, and on the residential construction industry for both new and replacement markets relating to their geothermal products.

Raw Materials

Numerous domestic and foreign sources exist for the materials used by our Climate Control Business, which materials include compressors, steel, electric motors, valves and copper. Periodically, our Climate Control Business enters into fixed-price copper contracts. We expect to obtain our requirements for raw materials in 2006, however, changes in market supply and demand could result in increased costs. We believe the majority of cost increases, if any, will be passed to our customers in the form of higher prices and while we believe we will have sufficient materials, a shortage of raw materials could impact production of our Climate Control products. We do not expect to have any difficulties in obtaining any necessary materials for our Climate Control Business.

Competition

Our Climate Control Business competes primarily with eight companies, some of whom are also our customers. Some of our competitors have greater financial and other resources than we do. Our Climate Control Business manufactures a broader line of water source heat pump and fan coil products than any other manufacturer in the United States, and we believe that we are competitive as to price, service, warranty and product performance.

Continue to Introduce New Products

Our Climate Control Business will continue to launch new products and product upgrades in an effort to maintain and increase our current market position and to establish a presence in new markets. One of our new products, the SureFlow® system, is we believe, an effective solution to provide a long-lasting, quiet and high quality fan coil system at an attractive price to our customers. In addition, we recently began producing large custom air handlers. We believe that we can establish a strong presence within this considerable market.

Chemical Business

General

Our Chemical Business manufactures three principal product lines that are derived from natural gas, anhydrous ammonia, and sulfur:

•	anhydrous ammonia, fertilizer grade ammonium nitrate, UAN and urea for the agricultural industry,

•	concentrated, blended and regular nitric acid, metallurgical grade anhydrous ammonia and sulfuric acid for industrial applications and

•	industrial grade ammonium nitrate and solutions for the mining industry.

As discussed above, our Chemical Business’ principal manufacturing facilities are the El Dorado Facility, the Cherokee Facility and the Baytown Facility.

The following table summarizes net sales information relating to our products of the Chemical Business:

	2005	2004	2003
Percentage of net sales of the Chemical Business:
Agricultural products	35%	33%	37%
Industrial acids and other chemical products	34%	38%	36%
Mining products	31%	29%	27%

	100%	100%	100%

Percentage of consolidated net sales:
Agricultural products	21%	20%	22%
Industrial acids and other chemical products	20%	22%	22%
Mining products	18%	17%	17%

	59%	59%	61%

Agricultural Products

Our Chemical Business produces agricultural grade ammonium nitrate, a nitrogen-based fertilizer, at the El Dorado Facility and anhydrous ammonia, UAN and urea at the Cherokee Facility. The Cherokee Facility also has the ability to produce agricultural grade ammonium nitrate. Ammonium nitrate and UAN are two of several forms of nitrogen-based fertilizers which are derived from anhydrous ammonia. Although, to some extent, the various forms of nitrogen-based fertilizers are interchangeable, each has its own characteristics which produce agronomic preferences among end users. Farmers decide which type of nitrogen-based fertilizer to apply based on the crop planted, soil and weather conditions, regional farming practices and relative nitrogen fertilizer prices. We sell these agricultural products to farmers, ranchers, fertilizer dealers and distributors located in the Central and Southeastern United States.

Our Chemical Business’ agricultural markets have historically been in relatively close proximity to our El Dorado and Cherokee Facilities and include a high concentration of pastureland and row crops which favor our products. We develop our market position in these areas by emphasizing high quality products, customer service and technical advice. Recently we have been expanding further into the Southeastern and NorthCentral United States. Using a proprietary prilling process, our El Dorado Facility produces a high performance ammonium nitrate fertilizer that, because of its uniform size, is easier to apply than many competing nitrogen-based fertilizer products. We believe that our “E-2” brand ammonium nitrate fertilizer is recognized as a premium product within our primary market. In addition, our El Dorado Facility establishes long-term relationships with end-users through its network of wholesale and retail distribution centers and our Cherokee Facility sells directly to agricultural co-op customers.

Industrial Acids and Other Chemical Products

Our Chemical Business manufactures and sells industrial acids and other chemical products primarily to the polyurethane, paper, fibers and electronics industries. We are a major supplier of concentrated nitric acid and mixed nitrating acids, specialty products used in the manufacture of fibers, gaskets, fuel additives, explosives, and other chemical products. In addition, we produce and sell blended and regular nitric acid, metallurgical grade ammonia and sulfuric acid. We compete on the basis of price and service, including on-time reliability and distribution capabilities. We also provide inventory management as part of the value-added services offered to our customers.

The Baytown Facility is one of the two largest single train nitric acid manufacturing units in the United States, with demonstrated capacity of 1,350 short tons per day. Subsidiaries within our Chemical Business entered into a series of agreements with Bayer Corporation (“Bayer”) (collectively, the “Bayer Agreement”). Under the Bayer Agreement, El Dorado Nitric Company (“EDNC”), a subsidiary within our Chemical Business, operates the Baytown Facility at Bayer’s Baytown, Texas operation. Under the terms of the Bayer Agreement, Bayer will purchase from EDNC all of its requirements for nitric acid at its Baytown operation for a term through at least May 2009. EDNC purchases from Bayer certain of its requirements for materials, utilities and services for the manufacture of nitric acid. Upon expiration of the initial ten-year term, the Bayer Agreement may be renewed for up to six renewal terms of five years each; however, prior to each renewal period, either party to the Bayer Agreement may opt against renewal.

Mining Products

Our Chemical Business manufactures industrial grade ammonium nitrate and 83% ammonium nitrate solution for the mining industry. One of our subsidiaries, El Dorado Chemical Company (“EDC”), is a party to a long-term cost-plus supply agreement. Under this supply agreement, EDC will supply Orica USA, Inc. (“Orica”) with approximately 190,000 tons of industrial grade ammonium nitrate per year for a term through at least March 2008, with provisions for renewal thereafter. EDC and Orica have agreed in principal to a new five year agreement beginning January 1, 2006, with the new agreement to provide for certain price increases and an increase in the amount of product that Orica will take from EDC each year and renewal provision thereafter. This new agreement is subject to finalization of a definitive agreement.

In addition, another subsidiary within our Chemical Business is party to a long-term cost-plus supply agreement under which it supplies a customer its requirements for 83% ammonium nitrate solution for a term through at least September 2006, with provisions for renewal thereafter. This customer has orally advised us that they may be reducing the amount of product that they take from our subsidiary.

Major Customers

The following summarizes net sales to major customers relating to our products of the Chemical Business:

	2005	2004	2003
Net sales to Orica as a percentage of:
Net sales of the Chemical Business	19%	17%	18%
Consolidated net sales	11%	10%	11%
Net sales to Bayer as a percentage of:
Net sales of the Chemical Business	15%	18%	19%
Consolidated net sales	9%	11%	12%

Raw Materials

Anhydrous ammonia and natural gas represent the primary components in the production of most of the products of our Chemical Business. Natural gas costs have risen dramatically from approximately $5.50 per MCF in 2003 to a high of $15.00 per MCF during the later part of 2005. As of March 22, 2006, the price of natural gas was approximately $7.00 per MCF. Natural gas is an integral raw material in the production of anhydrous ammonia. Prices of raw material feedstocks of natural gas and anhydrous ammonia remain volatile, and we have pursued a strategy of developing customers that purchase substantial quantities of products pursuant to sales agreements and/or formulas that provide for the pass-through of raw material costs, some variable costs, some fixed costs, and in most cases a profit margin. These pricing arrangements provide a hedge against the commodity risk inherent in the raw material feedstocks of natural gas and anhydrous ammonia. In addition, we hedge most sales commitments made at fixed sales prices.

The recent hurricanes caused substantial damage to the natural gas pipelines from the U.S. Gulf Coast to our Cherokee Facility. This initially restricted the natural gas supply to our Cherokee Facility, resulting in this facility having to temporarily suspend operations for a short period of time during September and October 2005. Although deliveries of natural gas have not yet begun on the pipeline as a result of a claim of force majeure by the pipeline, receipts of natural gas to the Cherokee Facility are not being materially affected. As of March 22, 2006, the natural gas supply from the Gulf of Mexico is approximately 86% of the pre-hurricane level.

Under an agreement, as amended, with its principal supplier of anhydrous ammonia, EDC will purchase substantially all of its anhydrous ammonia requirements using a market price-based formula plus transportation to the El Dorado Facility through December 31, 2006. We believe that we could obtain anhydrous ammonia from other sources in the event of a termination or interruption of service under the above-referenced contract. Our Chemical Business natural gas feedstock requirements are generally purchased at spot market price for delivery at our Cherokee Facility. Periodically, our Chemical Business also enters into fixed-price natural gas contracts for part of our requirements.

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

As a result of growing concerns over ammonium nitrate, other nitrogen fertilizers and other potentially hazardous materials, there have been new and proposed federal, state and industry requirements to place additional security controls over the distribution, transportation and handling of these products.

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

Employees

As of December 31, 2005 we employed 1,267 persons. As of that date, our Climate Control Business employed 833 persons, none of whom are represented by a union, and our Chemical Business employed 373 persons, with 123 represented by unions under agreements expiring in July through November of 2007.

Environmental Matters

Our operations are subject to numerous environmental laws (“Environmental Laws”) and to other federal, state and local laws regarding health and safety matters (“Health Laws”). In particular, the manufacture and distribution of chemical products are activities which entail environmental risks and impose obligations under the Environmental Laws and the Health Laws, many of which provide for certain performance obligations, substantial fines and criminal sanctions for violations. There can be no assurance that material costs or liabilities will not be incurred by us in complying with such laws or in paying fines or penalties for violation of such laws. The Environmental Laws and Health Laws and enforcement policies thereunder relating to our Chemical Business have in the past resulted, and could in the future result, in compliance expenses, cleanup costs, penalties or other liabilities relating to the handling, manufacture, use, emission, discharge or disposal of pollutants or other substances at or from our facilities or the use or disposal of certain of its chemical products. Historically, significant expenditures have been incurred by subsidiaries within our Chemical Business in order to comply with the Environmental Laws and Health Laws. Our Chemical Business could be required to make significant additional site or operational modifications involving substantial expenditures. We have a legal obligation to monitor certain discharge water outlets at our Chemical Business facilities should we discontinue the operations of a facility. We do not believe that the annual costs of the required monitoring activities would be significant and as we currently have no plans to discontinue the use of the facilities and the remaining life of either facility is indeterminable, an asset retirement liability has not been recognized. However, we will continue to review this obligation and record a liability when a reasonable estimate of the fair value can be made.

Currently, there is insufficient information to estimate the fair value of the asset retirement obligation.

FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” requires recognition of a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The Company has certain facilities that contain asbestos insulation around certain piping and heated surfaces. The asbestos insulation is in adequate condition to prevent leakage and can remain in place as long as the facility is operated or remains assembled. The Company plans to maintain the facilities in an adequate condition to prevent leakage through its standard repair and maintenance activities. The Company has not recorded a liability relating to the asbestos insulation, as management believes that it is not possible to reasonably estimate a settlement date for asbestos insulation removal because the facilities have an indeterminate life.

1. Discharge Water Matters

The El Dorado Facility generates process wastewater. The process water discharge and storm-water run off are governed by a state National Pollutant Discharge Elimination System (“NPDES”) water discharge permit issued by the Arkansas Department of Environmental Quality (“ADEQ”), which permit is to be renewed every five years. The ADEQ issued to EDC a new revised NPDES water discharge permit in 2004, and EDC has until June 2007 to meet the compliance deadline for the more restrictive limits under the recently issued NPDES permit. In order to meet EDC’s effluent limits under the permit, EDC had planned to utilize a pipeline to be built by the City of El Dorado, Arkansas (the “City”).

The City council approved the joint pipeline, but construction of the pipeline by the City is subject to the City receiving a permit from the ADEQ. The ADEQ has not issued the necessary permit to discharge wastewater into the pipeline and, as a result, this has caused a delay of unknown duration in construction of the pipeline. This delay may impact our ability to meet our compliance schedule under the NPDES permit. As a result, EDC has proposed to the ADEQ an extension of its compliance deadlines under its NPDES permit but there are no assurances that the ADEQ will grant such extension. If the City is not able to build its pipeline or can build it in a timely manner, EDC intends to discharge its wastewater through the City’s sewer system subject to obtaining a sewer discharge permit from the City and EDC building a pipeline to the City’s sewer system in a timely manner. The estimated remaining capital expenditures to meet the requirements of the NPDES permit ranges from $.5 million to $3.3 million plus approximately $2 million for our pro-rata portion of pipeline engineering and construction costs should the City build a pipeline.

In addition, EDC has entered into a CAO that recognizes the presence of nitrate contamination in the shallow groundwater at the El Dorado Facility. A new CAO is being completed to address the shallow groundwater contamination, which will include an evaluation of the current conditions and remediation based upon a risk assessment. The final remedy for shallow groundwater contamination, should any remediation be required, will be selected pursuant to the new CAO and based upon the risk assessment. There are no known users of this shallow groundwater in the area, and preliminary risk assessments have not identified any public health risk that would require remediation. During 2005, we spent $325,000 relating to the dredging of our neutralization pond to increase its efficiency. At December 31, 2005 the estimated cost to complete the requested investigation and risk assessment is approximately $33,000 which liability has been recorded. This amount is not discounted to its present value. The cost of any additional remediation that may be required will be determined based on the results of the investigation and risk assessment and cannot currently be reasonably estimated. Therefore, it is reasonably possible that a change in estimate will occur in the near term.

2. Air Matters

Under the terms of a consent administrative order (“AirCAO”), which became effective in February 2004 resolving certain air regulatory alleged violations associated with EDC’s sulfuric acid plant and certain other alleged air emission violations, EDC is required to implement additional air emission controls at the El Dorado Facility no later than six years from the effective date of the AirCAO. The ultimate cost of any technology changes required cannot presently be determined but is believed to cost between $1.5 million to $3 million of capital expenditures, depending on the technology changes as may be required.

3. Other Environmental Matters

In April 2002, Slurry Explosive Corporation (“Slurry”), later renamed Chemex I Corp., a subsidiary within our Chemical Business, entered into a Consent Administrative Order (“Slurry Consent Order”) with the Kansas Department of Health and Environment (“KDHE”), regarding Slurry’s Hallowell, Kansas manufacturing facility (“Hallowell Facility”). The Slurry Consent Order addressed the release of contaminants from the facility into the soils and groundwater and surface water at the Hallowell Facility. There are no known users of the groundwater in the area. The adjacent strip pit is used for fishing. Under the terms of the Slurry Consent Order, Slurry is required to, among other things, submit an environmental assessment work plan to the KDHE for review and approval, and agree with the KDHE as to any required corrective actions to be performed at the Hallowell Facility.

In connection with the sale of substantially all of the operating assets of Slurry and Universal Tech Corporation (“UTeC”) in December 2002, which was accounted for as discontinued operations, both subsidiaries within our Chemical Business, UTeC leased the Hallowell Facility to the buyer under a triple net long-term lease agreement. However, Slurry retained the obligation to be responsible for, and perform the activities under, the Slurry Consent Order. In addition, certain of our subsidiaries agreed to indemnify the buyer of such assets for these environmental matters. Slurry placed prior owners Chevron of the Hallowell Facility on notice of their responsibility for contribution towards the costs to investigate and remediate this site. Representatives of Chevron have agreed to pay one-half of the costs of certain interim remediation of the site.

During October 2005, representatives of Slurry and Chevron met with the KDHE and proposed to remove the bulk of contaminated soil at the Hallowell site, which was orally agreed to by the KDHE subject to approval of a written work plan submitted to the KDHE. As a result of these meetings, we recorded provisions totaling of $644,000 for our share of these estimated costs. At December 31, 2005, our liability (which is included in other current and noncurrent accrued liabilities) in connection with this remediation matter is $1,458,000 and our receivable (which is included in accounts receivable and other assets) from Chevron for one-half of these costs is $730,000. These amounts are not discounted to their present value. It is reasonably possible that a change in estimate of our liability and receivable will occur in the near term. For 2005, our share of these expenses are classified as discontinued operations in the accompanying consolidated statement of income (there are no income tax benefits related to these expenses). It is expected that this soil remediation will occur over the next two years.

Grand Jury Investigation - Slurry - Hallowell Facility

The U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives (“ATF”) previously conducted an investigation at Slurry. In August 2003, we learned that a federal grand jury for the District of Kansas was investigating Slurry and certain of its former employees relating to the alleged violations of explosive storage and related regulations at Slurry’s Hallowell Facility. Active operations at the Hallowell Facility were discontinued in February 2002 after its license to possess explosives was revoked by the ATF. In response to the Assistant U.S. Attorney’s suggestion, our counsel sent a letter to the U.S. Attorney offering to plead guilty to one count of a misdemeanor violation of explosive storage regulations with no monetary fine or forfeiture. The U.S. Attorney has not yet responded to our counsel’s offer. As of December 31, 2005, no liability has been recorded for any possible monetary fine or forfeiture because the decision from the U.S. Attorney is currently unknown. In the meantime, the U.S. government has continued to subpoena records for the grand jury and to examine witnesses in connection with this matter.

ITEM 1A.	RISK FACTORS

Risks Related to Us and Our Business

Cost and availability of raw materials could materially affect our profitability and liquidity.

Our Chemical Business’ sales and profits are heavily affected by the costs and availability of its primary raw materials. Anhydrous ammonia and natural gas, which are purchased from unrelated third parties, represent the primary raw material feedstocks in the production of most of the products of the Chemical Business. The primary material utilized in anhydrous ammonia production is natural gas, and fluctuations in the price of natural gas can have a significant effect on the cost of anhydrous ammonia. During 2005, there were substantial increases in the cost of anhydrous ammonia and natural gas, and in many instances we were unable to increase our sales prices to cover all of the higher anhydrous ammonia and natural gas costs incurred. Although our Chemical Business has begun a program to enter into contracts with certain customers that provide for the pass-through of raw material costs, we have a substantial amount of sales by the Chemical Business that do not provide for these pass-throughs. Thus, in the future, we may not be able to pass along to all of our customers the full amount of increases in anhydrous ammonia and natural gas costs. Then, as a result of the high cost of natural gas, our Chemical Business suspended ammonia production at the Cherokee Facility on December 20, 2005, until on or about January 12, 2006, and a customer of our Cherokee Facility who was taking approximately 8,000 tons of UAN per month temporarily suspended its obligations under the contract due to the high prices of natural gas from October until December 2005 when it agreed to resume taking a limited amount of product as spot purchases as market conditions and the cost of natural gas permits. We could from time to time, suspend production at this facility due to, among other things, continuing high cost of its primary raw material, natural gas. Accordingly, our results of operations and financial condition have in the past been, and will in the future be, materially affected by cost increases of raw materials, including anhydrous ammonia and natural gas.

In addition, our Climate Control Business depends on raw materials such as copper and steel, which have recently shown considerable price volatility. While we periodically enter into fixed-price contracts on copper to hedge against price increases, there can be no assurance that our Climate Control Business will effectively manage against price fluctuations in copper and other raw materials or that future price fluctuations in copper and other raw materials will not have an adverse effect on our financial condition, liquidity and results of operations.

In recent years our Chemical Business has been unable to generate significant positive cash flows.

Due, in part, to lower than optimum sales levels, margin problems and extensive capital expenditures, our Chemical Business has not generated significant positive cash flows in recent years. Continuing significant cash flow expenditures by this business could have a material adverse effect on our financial condition and liquidity.

Our Climate Control Business and its customers are sensitive to economic cycles.

Our Climate Control Business is affected by cyclical factors, such as interest rates, inflation and economic downturns. Our Climate Control Business depends on sales to customers in the commercial construction and renovation industries, which are particularly sensitive to these factors. A decline in the economic activity in the United States has in the past, and could in the future, have a material adverse effect on our customers in the commercial construction and renovation industries in which our Climate Control Business sells a substantial amount of its products. Such a decline could result in a decrease in revenues and profits, and an increase in bad debts, in our Climate Control Business.

Weather conditions adversely affect our Chemical Business.

The agricultural products produced and sold by our Chemical Business have in the past, and could continue in the future, to be materially affected by adverse weather conditions outside of our control (such as excessive rains or drought) in the primary markets for our fertilizer and related agricultural products. If any of these unusual weather events occur during the primary seasons for sales of our agricultural products (March-June and September-November), this could have a material adverse effect on the agricultural sales of our Chemical Business and our financial condition and results of operation.

Environmental and regulatory matters entail significant risk for us.

As discussed under “Environmental Matters” of Item 1, our Chemical Business is subject to numerous environmental laws and regulations. The manufacture and distribution of chemical products are activities which entail environmental risks and impose obligations under environmental laws and regulations, many of which provide for substantial fines and potential criminal sanctions for violations. Our Chemical Business has in the past, and may in the future, be subject to fines, penalties and sanctions for violations of environmental laws and substantial expenditures for cleanup costs and other liabilities relating to the handling, manufacture, use, emission, discharge or disposal of pollutants or other substances at or from the Chemical Business’ facilities. Further, a number of our Chemical Business’ facilities are dependent on environmental permits to operate, the loss of which could have a material adverse effect on its operations and our financial condition.

A substantial portion of our sales is dependent upon a limited number of customers.

During 2005, five customers of our Chemical Business accounted for 53% of its net sales and 31% of our consolidated sales, and during 2005, our Climate Control Business had one customer that accounted for 18% of its net sales and 7% of our consolidated sales. The loss of, or a material reduction in purchase levels by, one or more of these customers could have a material adverse effect on our business and our results of operations, financial condition and liquidity if we are unable to replace a customer on substantially similar terms.

Our working capital requirements fluctuate because of the seasonal nature of our Chemical Business’ agricultural products.

Because of the seasonal nature of our Chemical Business’ agricultural products, our working capital requirements are significantly higher at certain times of the year due to increases in inventories of ammonium nitrate, UAN and other agricultural products prior to the beginning of each planting season. If additional working capital is required and not available under our revolving credit facility, this could have a negative impact on our other operations, including our Climate Control Business.

There is intense competition in the Climate Control and Chemical industries.

Substantially all of the markets in which we participate are highly competitive with respect to product quality, price, design innovations, distribution, service, warranties, reliability and efficiency. We compete with a number of established companies that have greater financial, marketing and other resources than we have and are less highly leveraged than we are. Competitive factors could require us to reduce prices or increase spending on product development, marketing and sales that would have a material adverse effect on our business, results of operation and financial condition.

We are effectively controlled by the Golsen Group.

As discussed under “Security Ownership of Certain Beneficial Owners” of Item 12, Jack E. Golsen, our Chairman of the Board and Chief Executive Officer (“CEO”), members of his immediate family (spouse and children), including Barry H. Golsen, our Vice Chairman and President, entities owned by them and trusts for which they possess voting or dispositive power as trustee (the “Golsen Group”) beneficially owned as of March 20, 2006, an aggregate of 4,845,288 shares of our common stock or 31.9%, which includes 1,441,668 shares that the

Golsen Group has the right to acquire upon the conversion of preferred stock, stock options and a promissory note. Thus, the Golsen Group may be considered to effectively control us. As a result, the ability of other stockholders to influence our management and policies could be limited.

Loss of key personnel could negatively affect our business.

We believe that our performance has been and will continue to be dependent upon the efforts of our principal executive officers. We cannot promise you that our principal executive officers will continue to be available. Jack E. Golsen has an employment agreement with us. No other principal executive has an employment agreement with us. The loss of some of our principal executive officers could have a material adverse effect on us. We believe that our future success will depend in large part on our continued ability to attract and retain highly skilled and qualified personnel.

We may have inadequate insurance.

While we maintain liability insurance, including certain coverage for environmental contamination, it is subject to coverage limits and policies may exclude coverage for some types of damages. Although there may currently be sources from which such coverage may be obtained, it may not continue to be available to us on commercially reasonable terms or the possible types of liabilities that may be incurred by us may not be covered by our insurance. In addition, our insurance carriers may not be able to meet their obligations under the policies or the dollar amount of the liabilities may exceed our policy limits. Even a partially uninsured claim, if successful and of significant magnitude, could have a material adverse effect on our business, results of operations, financial condition and liquidity.

Our warranty claims are not generally covered by our insurance.

The development, manufacture, sale and use of products by our Climate Control Business involve a risk of warranty and product liability claims. Warranty claims are not generally covered by our product liability insurance and there may be types of product liability claims that are not covered by our product liability insurance. A successful warranty or product liability claim not covered by our insurance could have a material adverse effect on our business, results of operations, financial condition and liquidity.

We have not declared or paid dividends on our outstanding common stock in many years and have a substantial amount of accrued and unpaid dividends on our outstanding series of cumulative preferred stock.

We have not paid cash dividends on our outstanding common stock in many years, and since January 1, 1999, through December 31, 2005, we did not pay any accrued dividends on our outstanding cumulative preferred stock. As of December 31, 2005, there was approximately $14.5 million of accrued and unpaid dividends on our outstanding cumulative preferred stock. We intend to retain most of our future earnings, if any, to provide funds for our operations and/or expansion of our businesses. However, on January 17, 2006, our Board of Directors declared nominal dividends, payable March 15, 2006, to holders of record as of February 15, 2006, on certain outstanding series of our preferred stock, as follows: $.10 per share on our outstanding $3.25 Convertible Exchangeable Class C, Series 2, which has 623,550 shares outstanding, $.37 on our outstanding Series B 12% Cumulative Convertible Preferred, which has 20,000 shares outstanding, and $.31 a share on our outstanding Non-Cumulative Preferred, which has 871 shares outstanding. These dividends are not for the full amount of the required quarterly dividends pursuant to the terms of all of our outstanding series of preferred stock. As a result, the amount of accrued and unpaid dividends on our outstanding cumulative preferred stock increased to approximately $14.9 million as of March 15, 2006. There are no assurances that we will in the future pay any additional quarterly dividends on any of our outstanding shares of preferred stock. We do not anticipate paying cash dividends on our outstanding common stock in the foreseeable future, and until all accrued and unpaid dividends are paid on our outstanding cumulative preferred stock, no dividends may be paid on our common stock. In the event of our liquidation, winding up or dissolution, there can be no distributions on our common stock until all of the liquidation preference and stated value amounts of our outstanding preferred stock and all accrued and unpaid dividends due on our outstanding cumulative preferred stock are paid in full. Further, not paying all of cumulative accrued dividends on our outstanding preferred stock could adversely affect the marketability of our common stock and our ability to raise additional equity capital.

Terrorist attacks and other acts of violence or war, including the military conflict in Iraq and natural disasters (such as hurricanes), have and could negatively impact the U.S. and foreign companies, the financial markets, the industries where we operate, our operations and profitability.

Terrorist attacks and natural disasters (such as hurricanes) have in the past, and can in the future, negatively affect our operations. We cannot promise that there will be no further terrorist attacks and natural disasters in the United States and elsewhere. These attacks or natural disasters have contributed economic instability in the United States and elsewhere, and further acts of terrorism, violence, war or natural disasters could further affect the industries where we operate, our ability to purchase raw materials, our business, results of operations and financial condition. In addition, terrorist attacks and natural disasters may directly impact our physical facilities, especially our chemical facilities, or those of our suppliers or customers and could impact our sales, our production capability and our ability to deliver products to our customers. As a result of Hurricane Katrina, the natural gas pipeline to our Cherokee Facility was damaged causing us to shutdown this facility for several weeks in September and October 2005. Although we resumed production at the Cherokee Facility in October 2005, the damaged pipeline was not repaired, resulting, in part, in this facility operating at less than full capacity from October 2005, until we suspended production at this facility on December 20, 2005, due to high cost of natural gas. We resumed production at the Cherokee Facility on or about January 12, 2006. The effect of the damaged pipeline on this facility until it is repaired is unknown. The consequences of any terrorist attacks or hostilities or natural disasters are unpredictable, and we may not be able to foresee events that could have an adverse effect on our operations.

Our net loss carryovers are subject to various limitations and have not been approved by the Internal Revenue Service.

Our net loss carryovers have resulted from certain losses, and we anticipate they may be used to reduce the federal income tax payments which we would otherwise be required to make with respect to income, if any, generated in future years. We had available regular-tax net operating loss carryovers of approximately $67 million at December 31, 2005. The use of the net operating loss carryovers is, however, subject to certain limitations and will expire to the extent not utilized by the years 2009 through 2021. In addition, the amount of these carryovers has not been audited or approved by the Internal Revenue Service, and, accordingly, we cannot promise that such carryovers will not be reduced as a result of audits in the future.

Recent restatements and amendments to our 2004 audited financial statements and certain matters related to our disclosure controls and procedures may present a risk of future restatements and could in turn lead to legal exposure.

As a result of comments from the SEC, our 2004 Form 10-K and other changes we made internally, we have recently restated and amended our 2004 audited financial statements and filed a Form 10-K/A (Amendment No. 1) for year ended December 31, 2004. As a result of the restatement and amendments to our 2004 audited financial statements and SEC comments, we also filed an amended Form 10-Q/A for each of the quarters ended March 31, 2005 and June 30, 2005.

As a result of this restatement to our 2004 financial statements, we also revised our 2004 Form 10-K and first two quarters 2005 Form 10-Qs to provide that our disclosure controls and procedures were not effective as of December 31, 2004, March 31, 2005 and June 30, 2005, in our Form 10-K/A and Forms 10-Q/A, as a result of assessing that the change from the LIFO method to the FIFO method of accounting was not material resulting in the decision at the time of the change not to disclose and not to restate the prior years financial statements. We believe that during December 2005, we corrected the weakness to our disclosure controls and procedures by, among other things, establishing a Disclosure Committee to maintain oversight activities and to examine and reevaluate our policies, procedures and criteria to determine materiality of items relative to our financial statements taken as a whole. Restatements by others have, in some cases, resulted in the filing of class action lawsuits against such companies and their management. Any similar lawsuit against us could result in substantial defense and/or liability costs and would likely consume a material amount of management’s attention that might otherwise be applied to our business. Under certain circumstances, these costs might not be covered by, or might exceed the limits of, our insurance coverage.

We are subject to a variety of factors that could discourage other parties from attempting to acquire us.

Our certificate of incorporation provides for a staggered board of directors and, except in limited circumstances, a two-thirds vote of outstanding voting shares to approve a merger, consolidation or sale of all, or substantially all, of our assets. In addition, we have entered into severance agreements with our executive officers and some of the executive officers of our subsidiaries that provide, among other things, that if, within a specified period of time after the occurrence of a change in control of our company, these officers are terminated, other than for cause, or the officer terminates his employment for good reason, we must pay such officer an amount equal to 2.9 times the officer’s average annual gross salary for the last five years preceding the change in control.

We have authorized and unissued (including shares held in treasury) 61,239,342 shares of common stock and 3,398,541 shares of preferred stock as of December 31, 2005. These unissued shares could be used by our management to make it more difficult, and thereby discourage an attempt to acquire control of us.

We have further adopted a preferred share purchase plan, which is designed to ensure that all of our stockholders receive fair and equal treatment in the event of a proposed takeover or abusive tender offer.

The foregoing provisions and agreements are designed to discourage a tender offer or proxy contest for control of us and could have the effect of making it more difficult to remove incumbent management.

Delaware has adopted an anti-takeover law which, among other things, will delay for three years business combinations with acquirers of 15% or more of the outstanding voting stock of publicly-held companies (such as us), unless (1) the acquirer owned at least 85% of the outstanding voting stock of such company prior to commencement of the transaction, or (2) two-thirds of the stockholders, other than the acquirer, vote to approve the business combination after approval thereof by the board of directors, and (3) the stockholders decide to opt out of the statute.

We are a holding company and depend, in large part, on receiving funds from our subsidiaries to fund our indebtedness.

Because we are a holding company and operations are conducted through our subsidiaries, principally ThermaClime and its subsidiaries, our ability to make scheduled payments of principal and interest on our indebtedness depend on operating performance and cash flows of our subsidiaries and the ability of our subsidiaries to make distributions and pay dividends to us. Under its loan agreements, ThermaClime and its subsidiaries may only make distributions and pay dividends to us under limited circumstances and in limited amounts. If ThermaClime is unable to make distributions or pay dividends to us, or the amounts of such distributions or dividends are not sufficient for us to service our debts, we may not be able to pay the principal or interest, or both, due on our indebtedness.

We are highly leveraged, which could affect our ability to pay our indebtedness.

We have a substantial amount of debt. At December 31, 2005, after giving effect to the sale of $18 million in convertible senior subordinated debentures that we completed in March 2006, and the application of the net proceeds thereof, our aggregate consolidated debt was approximately $113.6 resulting in total debt as a percentage of total capitalization of 89.2%.

The degree to which we are leveraged could have important consequences to us, including the following:

•	our ability to obtain additional financing in the future for refinancing indebtedness, acquisitions, working capital, capital expenditures or other purposes may be impaired;

•	funds available to us for our operations and general corporate purposes or for capital expenditures will be reduced because a substantial portion of our consolidated cash flow from operations could be dedicated to the payment of the principal and interest on our indebtedness;

•	we may be more highly leveraged than some of our competitors, which may place us at a competitive disadvantage;

•	the agreements governing our long-term indebtedness, including indebtedness under the debentures, and those of our subsidiaries (including indebtedness under the debentures) and bank loans contain certain restrictive financial and operating covenants;

•	an event of default, which is not cured or waived, under financial and operating covenants contained in these debt instruments could occur and have a material adverse effect on us; and

•	we may be more vulnerable to a downturn in general economic conditions.

Our ability to make principal and interest payments, or to refinance indebtedness, will depend on our future operating performance and cash flow, which are subject to prevailing economic conditions and other factors affecting us, many of which are beyond our control.

Future issuance or potential issuance of our common stock could adversely affect the price of our common stock, our ability to raise funds in new stock offerings and dilute your percentage interest in our common stock.

At March 20, 2006, we had outstanding $18 million in debentures and had outstanding various series of preferred stock, all of which are convertible into an aggregate of approximately 5.8 million shares of our common stock, subject to adjustment from time to time. In addition, we may, at our option, pay the redemption price of the debentures in shares of common stock under certain conditions, and we may also pay up to one-half of the debentures at maturity in our common stock under certain conditions. We also have outstanding warrants and options that are exercisable into approximately 2 million shares of our common stock, subject to adjustment. The issuance or potential issuance of these shares of common stock could adversely affect the prevailing market price of our common stock and could impair our ability to raise capital through offerings of equity or equity related securities. Future issuance of our common stock in connection with our outstanding debentures, preferred stock and exercise of our outstanding warrants and options will also significantly reduce the percentage ownership of our existing common stockholders.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Climate Control Business

Our Climate Control Business manufactures most of its heat pump products in a 270,000 square foot facility in Oklahoma City, Oklahoma. We lease this facility, with an option to buy, through May 2016, with options to renew for three additional five-year periods. For 2005, 84% of the productive capacity of this manufacturing facility was being utilized, based on two ten-hour shifts per day and a four-day week in one department and one ten-hour shift per day and a four-day week in all other departments. See discussion under “Production and Backlog” of Item 1.

Our Climate Control Business conducts its fan coil manufacturing operations in a facility located in Oklahoma City, Oklahoma, consisting of approximately 265,000 square feet. We own this facility subject to a mortgage. For 2005, our Climate Control Business was using 85% of the productive capacity, based on one eight-hour shift per day and a five-day week.

All of the properties utilized by our Climate Control Business are considered by our management to be suitable to meet the current needs of that business. However, we plan to utilize additional space at some of our other facilities for distribution purposes as the result of the record order intake level of our heat pump products as discussed under “Production and Backlog” in Item 1.

Chemical Business

Our Chemical Business primarily conducts manufacturing operations (a) on 150 acres of a 1,400 acre tract of land located at the El Dorado Facility, (b) on 160 acres of a 1,300 acre tract of land located at the Cherokee Facility and (c) in a nitric acid plant at the Baytown Facility. The Company and/or its subsidiaries own all of its manufacturing facilities except the Baytown Facility. The Baytown Facility is being leased pursuant to a long-term lease with an unrelated third party. As discussed in Note 9 of Notes to Consolidated Financial Statements, the El Dorado Facility and the Cherokee Facility (with certain exceptions) are being used to secure a $50 million term loan. For 2005, the following facilities were utilized based on continuous operation:

Percentage of Capacity
El Dorado Facility (1)	81%
Cherokee Facility (2)	82%
Baytown Facility (3)	72%

(1)	The above percentage of capacity for the El Dorado Facility relates to its nitric acid capacity. The El Dorado Facility has capacity to produce other nitrogen products in excess of its nitric acid capacity. The 2005 nitric acid utilization percentage is lower than normal due to the lost production resulting from the mechanical failure of one of the El Dorado Facility’s four nitric acid plants. This plant that normally produces 10,000 tons per month was down from October 2004 until June 2005. This plant was restored to normal production in June 2005.

(2)	The above percentage of capacity for the Cherokee Facility relates to its ammonia production capacity. If production is reduced as a result of lower product requirements of certain customers as discussed under “Mining Products” of Item 1 and “Chemical Business” of Item 7 the utilization percentage in 2006 could be lower than in 2005.The Cherokee Facility has substantial capacity for nitric acid, ammonium nitrate and urea in excess of its ammonia capacity. See discussion concerning the temporary shutdowns of the Cherokee Facility under Item 1A.

(3)	Production projects were completed at the Baytown Facility during 2004 and 2005 which increased nameplate capacity by nearly 7%.

In addition to the El Dorado and Cherokee Facilities, our Chemical Business distributes its agricultural products through 17 wholesale and retail distribution centers, with 14 of the centers located in Texas (11 of which we own and 3 of which we lease); 2 centers located in Tennessee (owned); and 1 center located in Missouri (owned).

All of the properties utilized by our Chemical Business are considered by our management to be suitable and adequate to meet the current needs of that business.

ITEM 3.	LEGAL PROCEEDINGS

1. Environmental See “Business-Environmental Matters” for a discussion as to:

•	A proposal to the KDHE to remove contaminated soil at the Hallowell site.

•	A federal grand jury investigating Slurry and certain of its former employees in connection with alleged violations of federal explosives statutes at the Hallowell Facility.

2. Climate Control Business

Trison Construction, Inc. (“Trison”), a subsidiary within our Climate Control Business, is involved in a lawsuit brought against it by Trade Mechanical Construction, Inc. (“Trade”). The lawsuit is styled Trade Mechanical Contractors, Inc., et al. v. Trison Construction, Inc., and is pending in the District Court, State of Oklahoma, Pontotoc County. Trison entered into a contract with Johnson Controls, Inc. (“JCI”) to design, remove and install selected components on existing air conditioning systems at a project in Oklahoma (“Project”). In connection with the Project, Trison entered into a subcontract with Trade to provide certain services for Trison relating to the Project and disputes arose over the performance of the subcontract. During the first quarter of 2006, this lawsuit was settled by Trison agreeing to pay $125,000 to Trade which was accrued at December 31, 2005.

In connection with the Project, JCI alleged that Trison’s work on the Project contained certain defects and purported inadequacies and claimed that Trison defaulted on its contract with JCI. JCI made demand under Trison’s performance bond seeking recovery of costs alleged to have been required to correct and complete Trison’s work under its contract with JCI. In June 2004, JCI filed for arbitration with the American Arbitration Association claiming damages in the amount of approximately $1,700,000. Trison denies that its work was defective or otherwise incomplete and filed a counterclaim against JCI in the arbitration. On January 16, 2006, the arbitrator issued an interim award in this matter, as follows:

•	Denying JCI’s claims for breach of contract in their entirety;

•	Denying JCI’s claims for breach of the performance bond and bad faith against Trison’s bonding company;

•	Holding that JCI’s claims for termination for default by Trison was not sustainable and, therefore, Trison’s termination was a termination for convenience as required under the subcontract between Trison and JCI;

•	Holding that JCI is not entitled to any damages from Trison or its bonding company; and

•	Holding that Trison and its bonding company are the prevailing parties and under the subcontract are entitled to recover from JCI all reasonable costs and expenses including attorney fees incurred in this proceeding, the amount of which is to be determined at a further hearing.

JCI has reasserted a motion to disqualify the arbitrator based on alleged bias in the arbitration proceedings and to set aside the interim award. JCI’s original motion alleging arbitrator bias was denied by the American Arbitration Association.

We have spent approximately $1.3 million in attorneys’ fees and expenses in connection with this arbitration as of December 31, 2005. There are no assurances that we will recover the total amount of fees and expenses that we have incurred in connection with this matter.

There was no accounting recognition for this interim award issued on January 16, 2006, as of December 31, 2005. When the final award is realized, it will be recorded in the financial statements at that time.

The Company and one of our subsidiaries within the Climate Control Business, ClimaCool Corp., have been sued, together with two unrelated companies, in the United States District Court for the Northern District of Illinois, Eastern Division, in a case styled Multistack LLC v. ClimaCool Corp., et al., alleging that we, ClimaCool and others infringed on a patent in connection with certain modular air chillers that ClimaCool purchased from a French air conditioning company for resale in the United States. During the first quarter of 2006, the plaintiff dismissed this lawsuit without prejudice.

3. Chemical Business

Cherokee Nitrogen, Inc. (“Cherokee”), a subsidiary within our Chemical Business, has been sued for an undisclosed amount of monies based on a claim that Cherokee breached an agreement by overcharging the plaintiff, Nelson Brothers, LLC, (“Nelson”) for ammonium nitrate as a result of inflated prices for natural gas used to manufacture the ammonium nitrate. The suit is Nelson Brothers, LLC v. Cherokee Nitrogen v. Dynegy Marketing, and is pending in Alabama state court in Colbert County. Cherokee has filed a third-party complaint against Dynegy and a subsidiary (“Dynegy”) asserting that Dynegy was the party responsible for fraudulently causing artificial natural gas prices to exist and seeking an undisclosed amount from

Dynegy, including any amounts which may be recovered by Nelson. Dynegy has filed a counterclaim against Cherokee for $600,000 allegedly owed on account, which has been recorded by Cherokee. Although there is no assurance, counsel for Cherokee has advised us that, at this time, they believe that Cherokee will recover monies from Dynegy and the likelihood of Dynegy recovering from Cherokee is remote. Our counsel also has advised us that they believe that the likelihood of Nelson recovering monies from Cherokee over and above any monies which may be recovered from Dynegy by Cherokee is remote.

Cherokee has filed suit against Meecorp Capital Markets, LLC (“Meecorp”) and Lending Solutions, Inc. in Alabama State Court, in Etowah County, Alabama, for recovery of actual damages plus punitive damages, relating to a loan transaction. Meecorp counterclaimed for the balance of an alleged commitment fee of $100,000, an alleged equity kicker of $200,000 and $3,420,000 for loss of opportunity. Cherokee is vigorously pursuing this matter, and counsel for Cherokee has advised that they believe there is a substantial likelihood Cherokee will recover from the defendants and that the likelihood of Meecorp recovering from Cherokee is remote.

4. Other

Zeller Pension Plan

In February 2000, the Company’s Board of Directors authorized management to proceed with the sale of the automotive products business, since the automotive products business was no longer a “core business” of the Company. In May 2000, the Company sold substantially all of its assets in its automotive products business. After the authorization by the board, but prior to the sale, the automotive products business purchased the assets and assumed certain liabilities of Zeller Corporation (“Zeller”). The liabilities of Zeller assumed by the automotive products business included Zeller’s pension plan, which is not a multi-employer pension plan. In June 2003, the principal owner (“Owner”) of the buyer of the automotive products business was contacted by a representative of the Pension Benefit Guaranty Corporation (“PBGC”) regarding the plan. The Owner has been informed by the PBGC of a possible under-funding of the plan and a possible takeover of the plan by the PBGC. The Owner has notified the Company of these events. The Company has also been contacted by the PBGC and has been advised that the PBGC considers the Company to be potentially liable for the under-funding of the Zeller Plan in the event that the plan is taken over by the PBGC and has alleged that the under-funding is approximately $.6 million. The Company has been advised by ERISA counsel that, based upon numerous representations made by the Company and the assumption that the trier of fact determining the Company’s obligations with respect to the plan would find that: we disposed, in May 4, 2000 of interest in the automotive products business including the Zeller assets and business pursuant to a bona fide purchase agreement under the terms of which the purchaser assumed all obligations with respect to the operation, including funding of the Zeller plan, the purpose of the sale of the automotive products business did not include an attempt to evade liability for funding the Zeller plan, at the time we disposed of our interest in the automotive products business, the Zeller plan was adequately funded, on an ongoing basis and all required contributions had been made, and the Zeller plan did not terminate at anytime that any member of the Company’s controlled group of entities was a contribution sponsor to the Zeller plan, that the possibility of an unfavorable outcome to us in a lawsuit if the PBGC attempts to hold us liable for the under-funding of the Zeller plan is remote.

Asserting Financing Fee

On December 4, 2003, the Company and Southwest Securities, Inc. (“Southwest”) entered into a letter agreement whereby the Company agreed to retain Southwest to assist the Company in obtaining financing for the Company. Southwest’s right to a fee under the Agreement is limited to a refinancing occurring during “a period of sixty days, to be extended if a transaction is ongoing.” A financing did not occur within sixty days of the date of the Agreement, nor was a funding transaction “ongoing” at the end of that period. In September 2004, more than ten months after the date of the Agreement between the Company and Southwest, ThermaClime borrowed $50 million from Orix Capital Markets, LLC (“Orix”). It is the Company’s position that the Orix financing transaction was not the result of any efforts by Southwest, nor was it the culmination of any negotiations or transaction commenced during the sixty-day term of the Agreement. Nonetheless, Southwest has asserted that it is entitled to a fee of $1.7 million pursuant to the Agreement. The Company brought an action against Southwest in Oklahoma state court in a lawsuit styled LSB Industries, Inc. v. Southwest Securities, Inc. pending in the Oklahoma District Court, Oklahoma County, for a declaratory judgment that the Company is not liable to Southwest under the Agreement as a result of the Orix financing transaction. The Company intends to vigorously defend itself against the claim by Southwest, and counsel handling this matter for the Company has advised that the Company’s prospects for a favorable outcome in this matter appears likely. Our counsel has advised us that prospects for an adverse result against us is remote, but that discovery is continuing and counsel’s judgment may change depending upon the nature of additional evidence. Recently, the parties attempted to mediate this matter but were unable to agree on a settlement. No liability has been established relating to the fee asserted by Southwest as of December 31, 2005.

We are also involved in various other claims and legal actions which in the opinion of management, after consultation with legal counsel, if determined adversely to us, would not have a material effect on our business, financial condition or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our shareholders during the fourth quarter of 2005.

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT

Our officers serve one-year terms, renewable on an annual basis by the Board of Directors. Information regarding the Company’s executive officers is as follows:

Jack E. Golsen (1)	Chairman of the Board and Chief Executive Officer. See information regarding Mr. Golsen under “Directors” in Item 10.

Barry H. Golsen (1)	Vice Chairman of the Board, President, and President of the Climate Control Business. See information regarding Mr. Golsen under “Directors” in Item 10.

David R. Goss	Executive Vice President of Operations and Director. See information regarding Mr. Goss under “Directors” in Item 10.

Tony M. Shelby	Executive Vice President of Finance and Director. See information regarding Mr. Shelby under “Directors” in Item 10.

Jim D. Jones	Senior Vice President, Corporate Controller and Treasurer. Mr. Jones, age 63, has been Senior Vice President, Controller and Treasurer since July 2003, and has served as an officer of the Company since April 1977. Mr. Jones is a Certified Public Accountant and was with the accounting firm of Arthur Young & Co., a predecessor to Ernst & Young LLP. Mr. Jones is a graduate of the University of Central Oklahoma.

David M. Shear (1)	Senior Vice President and General Counsel. Mr. Shear, age 45, has been Senior Vice President since July 2004 and General Counsel and Secretary since 1990. Mr. Shear attended Brandeis University, graduating cum laude in 1981. At Brandeis University, Mr. Shear was the founding Editor-In-Chief of Chronos, the first journal of undergraduate scholarly articles. Mr. Shear attended the Boston University School of Law, where he was a contributing Editor of the Annual Review of Banking Law. Mr. Shear acted as a staff attorney at the Bureau of Competition with the Federal Trade Commission from 1985 to 1986. From 1986 through 1989, Mr. Shear was an associate in the Boston law firm of Weiss, Angoff, Coltin, Koski and Wolf. Also see discussion under “Family Relationships” in Item 10.

(1)	Barry H. Golsen is the son of Jack E. Golsen and David M. Shear is married to the niece of Jack E. Golsen.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is listed for trading on the American Stock Exchange. The following table shows, for the periods indicated, the high and low bid information for our Common Stock which reflects inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

	Fiscal Year Ended December 31,
	2005		2004
Quarter	High	Low	High	Low
First	$7.85	$5.98	$8.63	$6.00
Second	$7.49	$6.15	$8.45	$6.97
Third	$7.30	$6.10	$9.49	$6.95
Fourth	$6.68	$4.95	$9.59	$7.43

Stockholders

As of March 20, 2006 we had 776 record holders of our common stock. This number does not include investors whose ownership is recorded in the name of their brokerage company.

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

Under the terms of the Working Capital Revolver Loan and Senior Secured Loan agreements, ThermaClime cannot transfer funds to us in the form of cash dividends or other distributions or advances, except for (a) the amount of income taxes that ThermaClime would be required to pay if they were not consolidated with us, (b) an amount not to exceed fifty percent (50%) of ThermaClime’s consolidated net income during each fiscal year determined in accordance with generally accepted accounting principles plus amounts paid to us under clause (a) above, provided that certain other conditions are met, (c) the amount of direct and indirect costs and expenses incurred by us on behalf of ThermaClime pursuant to a certain services agreement and (d) amounts under a certain management agreement between us and

ThermaClime, provided certain conditions are met. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Holders of our Common Stock are entitled to receive dividends only if and when declared by our Board of Directors. No cash dividends may be paid on our Common Stock until all required dividends are paid on the outstanding shares of our Preferred Stock, or declared and amounts set apart for the current period, and, if cumulative, prior periods.

As of December 31, 2005 we have issued and outstanding, 605,250 shares of $3.25 Convertible Exchangeable Class C Preferred Stock, Series 2 (“Series 2 Preferred”), 1,000,000 shares of Series D Cumulative Convertible Class C Preferred Stock (“Series D Preferred”), 871 shares of a series of Convertible Non Cumulative Preferred Stock (“Non Cumulative Preferred Stock”) and 20,000 shares of Series B 12% Convertible, Cumulative Preferred Stock (“Series B Preferred”). Each share of Preferred Stock is entitled to receive an annual dividend, if and when declared by our Board of Directors, payable as follows: (a) Series 2 Preferred at the annual rate of $3.25 a share payable quarterly in arrears on March 15, June 15, September 15 and December 15, which dividend is cumulative, (b) Series D Preferred at the rate of $.06 a share payable on October 9, which dividend is cumulative but will be paid only after accrued and unpaid dividends are paid on the Series 2 Preferred, (c) Non Cumulative Preferred Stock at the rate of $10.00 a share payable April 1, which are non-cumulative and (d) Series B Preferred at the rate of $12.00 a share payable January 1, which dividend is cumulative.

We have not paid cash dividends on our outstanding common stock in many years, and since January 1, 1999 through December 31, 2005, we did not pay any accrued dividends on our outstanding cumulative preferred stock. As of December 31, 2005, there was approximately $14.5 million of accrued and unpaid dividends on our outstanding cumulative preferred stock. We intend to retain most of our future earnings, if any, to provide funds for our operations and/or expansion of our business. However, on January 17, 2006, our Board of Directors declared nominal dividends, payable March 15, 2006, to holders of record as of February 15, 2006, on certain outstanding series of our preferred stock. These dividends are not for the full amount of the required quarterly dividends pursuant to the terms of all of our outstanding series of preferred stock. As a result, the amount of accrued and unpaid dividends on our outstanding cumulative preferred stock increased to $14.9 million as of March 15, 2006. There are no assurances that we will in the future pay any additional quarterly dividends on any of our outstanding shares of preferred stock. We do not anticipate paying cash dividends on our outstanding common stock in the foreseeable future, and until all accrued and unpaid dividends are paid on our outstanding cumulative preferred stock, no dividends may be paid on our common stock. See “Risk Factors”.

No dividends or other distributions, other than dividends payable in Common Stock, shall be declared or paid, and no purchase, redemption or other acquisition shall be made, by us in connection with any shares of Common Stock until all cumulative and unpaid dividends on the Series 2 Preferred, Series D Preferred and Series B Preferred shall have been paid. As of December 31, 2005 the aggregate amount of unpaid dividends in arrears on our Series 2 Preferred, Series D Preferred and Series B Preferred totaled approximately $12.8 million, $.2 million and $1.4 million, respectively.

In January 2006, our Board of Directors declared a dividend of $.10 a share on the Series 2 Preferred, a dividend of $.37 a share on the Series B Preferred and a dividend of $.31 a share on the Non Cumulative Preferred Stock, all payable on March 15, 2006 to shareholders of record on February 15, 2006. These dividends were declared on a pro-rata basis.

Sale of Unregistered Securities

On March 14, 2006, the Company completed a private placement to six qualified institutional buyers (“QIBs”), pursuant to which the Company sold $18 million aggregate principal amount of its 7% Convertible Senior Subordinated Debentures due 2011 (the “Debentures”) pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Act”), afforded by Section 4(2) of the Act and/or Regulation D promulgated under the Act. The Debentures are eligible for resale by the investors under Rule144A under the Act prior to registration of the Debentures. J. Giordano Securities Group acted as the Company’s exclusive placement agent for this transaction and was paid an aggregate of 6% of the aggregate gross proceeds in the financing. Aggregate estimated offering expenses in connection with the transaction, including discounts and commissions, were approximately $.4 million. In connection with the closing, the Company entered into an indenture (the “Indenture”) with UMB Bank, n.a., as trustee (the “Trustee”), governing the Debentures. The Trustee is also the Company’s transfer agent. The Trustee receives customary compensation from the Company for such services.

Jayhawk Institutional Partners, L.P., who together with its affiliates, Kent C. McCarthy and Jayhawk Capital Management, L.L.C., owned beneficially approximately 17.4% our common stock (including shares issuable upon conversion of our preferred stock and exercise of an outstanding warrant) prior to the closing of the private placement, purchased $1 million principal amount of the Debentures. See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters”.

The Debentures are convertible by holders in whole or in part into shares of the Company’s common stock prior to their maturity on March 1, 2011. The conversion rate of the Debentures for holders electing to convert all or any portion of a debenture prior to September 1, 2006 will be 125 shares per $1,000 principal amount of debentures (representing a conversion price of $8.00 per share). Holders of debentures electing to convert all or any portion of a debenture on or after September 1, 2006 and before March 1, 2009 will obtain the following conversion rate per $1,000 principal amount of debentures during the dates indicated: September 1, 2006 to February 28, 2007, 141.25 shares (representing a conversion price of approximately $7.08 per share); March 1, 2007 to August 31, 2007, 141.04 shares (representing a conversion price of approximately $7.09 per share); September 1, 2007 to February 29, 2008, 137.27 shares (representing a conversion price of approximately $7.28 per share); March 1, 2008 to August 31, 2008, 133.32 shares (representing a conversion price of approximately $7.50 per share); and September 1, 2008 to February 28, 2009, 129.23 shares (representing a conversion price of approximately $7.74 per share). On March 1, 2009, the conversion rate returns to 125 shares per $1,000 principal amount of debentures (representing a conversion price of $8.00 per share), until their maturity on March 1, 2011. The conversion price will be adjusted to reflect dividends, stock splits, issuances of rights to purchase shares of common stock and other events, as set forth in the Indenture.

The Debentures may be redeemable beginning March 1, 2009, under certain conditions. The redemption price is payable at our option in cash or, subject to certain conditions, in shares of our common stock. At maturity, we may elect to pay up to one-half of the principal amount of the Debentures, plus accrued and unpaid interest due thereon at maturity, in shares of our common stock under certain conditions. If we pay the redemption price on any portion of the Debentures at maturity on our common stock, our common stock is to be valued for those purposes at 95% of the weighted average of the closing sales price of our common stock for the 20 consecutive trading days ending on the 5th trading day prior to the applicable redemption date or maturity date.

We will use all, or substantially all, of the net proceeds for the repayment or purchase of our higher interest rate debt or debt of our subsidiaries, including our subsidiary’s 10 3/4% debentures due 2007, and the remaining balance, if any, for general corporate purposes. Pending such uses, the net proceeds of this offering will be invested in investments with highly rated money market funds, U.S. government securities, treasury bills and/or short-term commercial paper.

We are obligated to register the Debentures and the common stock issuable upon conversion of the Debentures pursuant to the terms and conditions of a Registration Rights Agreement entered into between us and each of the OIBs.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table includes information relating to purchases of equity securities by the Company and affiliated purchasers, as defined, for the three months ended December 31, 2005:

Common Stock

Period	(a) Total number of shares of common stock purchased	(b) Average price paid per share of common stock	(c) Total number of shares of common stock purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares of common stock that may yet be purchased under the plans or programs
October 1, 2005 - October 31, 2005	—	$—	—	—
November 1, 2005 - November 30, 2005	6,000	$5.08	—	—
December 1, 2005 - December 31, 2005	215,900	$5.10	—	—

Total	221,900	$5.10	—	—

During the fourth quarter of 2005, the Golsen Group purchased 221,900 shares of our common stock in the open market.

Preferred Stock

Period	(a) Total number of shares of preferred stock purchased	(b) Average price paid per share of preferred stock	(c) Total number of shares of preferred stock purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares of preferred stock that may yet be purchased under the plans or programs
October 1, 2005 - October 31, 2005	—	$—	—	—
November 1, 2005 - November 30, 2005	—	$—	—	—
December 1, 2005 - December 31, 2005	3,300	$44.30	—	—

Total	3,300	$44.30	—	—

During the fourth quarter of 2005, we purchased 3,300 shares of Series 2 Preferred in the open market. These shares are being held as treasury stock.

ITEM 6.	SELECTED FINANCIAL DATA

	Years ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in Thousands, except per share data)
Selected Statement of Operations Data:
Net sales (1)	$396,722	$363,608	$316,661	$283,239	$314,254

Interest expense (1) (2)	$11,407	$7,393	$6,097	$8,218	$13,972

Income from continuing operations before cumulative effect of accounting changes (1) (3)	$5,746	$1,906	$2,913	$2,723	$7,326

Cumulative effect of accounting changes	$—	$(536)	$—	$860	$—

Net income	$5,102	$1,370	$2,913	$122	$8,553

Net income (loss) applicable to common stock	$2,819	$(952)	$586	$(2,205)	$6,286

Income (loss) per common share applicable to common stock:
Basic:
Income (loss) from continuing operations before cumulative effect of accounting changes	$.26	$(.03)	$.05	$.04	$.43

Income (loss) from discontinued operations, net	$(.05)	$—	$—	$(.29)	$.10

Cumulative effect of accounting changes	$—	$(.04)	$—	$.07	$—

Net income (loss)	$.21	$(.07)	$.05	$(.18)	$.53

Diluted:

Income (loss) from continuing operations before cumulative effect of accounting changes	$.23	$(.03)	$.04	$.03	$.41

Income (loss) from discontinued operations, net	$(.04)	$—	$—	$(.27)	$.09

Cumulative effect of accounting changes	$—	$(.04)	$—	$.07	$—

Net income (loss)	$.19	$(.07)	$.04	$(.17)	$.50

(1)	Amounts are shown excluding balances related to businesses disposed of.

(2)	In May 2002, the repurchase of Senior Unsecured Notes using proceeds from a Financing Agreement was accounted for as a voluntary debt restructuring. As a result, subsequent interest payments associated with the Financing Agreement debt were recognized against the unrecognized gain on the transaction. The Financing Agreement debt was repaid in September 2004.

(3)	Income (loss) from continuing operations before cumulative effect of accounting changes includes gains on sales of property and equipment of $6.6 million for 2001 and gains on extinguishment of debt of $4.4 million, $1.5 million and $2.6 million for 2004, 2002 and 2001, respectively.

ITEM 6.	SELECTED FINANCIAL DATA (CONTINUED)

	Years ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands, except per share data)
Selected Balance Sheet Data:
Total assets	$188,963	$167,568	$161,813	$166,276	$182,745

Redeemable preferred stock	$83	$97	$103	$111	$123

Long-term debt, including current portion (1)	$112,124	$106,507	$103,275	$113,361	$131,620

Stockholders’ equity (deficit)	$13,456	$8,398	$6,184	$1,204	$(1,284)

Selected other data:
Cash dividends declared per common share	$—	$—	$—	$—	$—

(1)	Amounts are shown excluding balances related to businesses disposed of.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with a review of the other Items included in this Form 10-K and our December 31, 2005 Consolidated Financial Statements included elsewhere in this report.

Certain statements contained in this MD&A may be deemed to be forward-looking statements. See “Special Note Regarding Forward-Looking Statements.”

Overview

General

We are a diversified holding company. Our wholly-owned subsidiary, ThermaClime, through its subsidiaries, owns substantially all of our core businesses consisting of the:

•	Climate Control Business engaged in the manufacturing and selling of a broad range of air conditioning and heating products consisting of water source heat pumps including geothermal heat pumps, hydronic fan coils, large custom air handlers and other products used in commercial and residential new building construction, renovation of existing buildings and replacement of existing systems.

•	Chemical Business engaged in the manufacturing and selling of chemical products produced from three plants in Texas, Arkansas and Alabama for the industrial, mining and agricultural markets.

Climate Control Business

Most of the products of the Climate Control Business are produced to customer orders that are placed well in advance of required delivery dates. As a result, the Climate Control Business carries significant backlogs that eliminate the necessity to carry substantial inventories other than for firm customer orders. The backlog of confirmed orders in our Climate Control Business has increased to approximately $56.2 million as of December 31, 2005 as compared to a backlog of approximately $28.4 million at December 31, 2004. The increase in our backlog relates primarily to the increase in demand for our water source heat pumps, large custom handlers and hydronic fan coils. We anticipate shipping this backlog during 2006.

In response to a record order intake level of our heat pump products, we have recently increased our unit output by over 25% through additional shifts and overtime. In addition, throughout 2005 and into 2006 over $4 million will have been invested in fabrication equipment and plant-wide process control systems. This investment is expected to further raise capacity and reduce overtime.

The Climate Control Business has historically generated consistent annual profits and positive cash flows and continues to do so. Management’s objectives for the Climate Control Business include the continued emphasis on increasing the sales and operating margins of all products and to continue to develop new products.

Our Climate Control Business will continue to launch new products and product upgrades in an effort to maintain our current market position and to establish presence in new markets. In recent periods, the Climate Control Business’ profitability was affected by operating losses of certain new product lines being developed over the past few years. In 2005, the emphasis has been to increase the sales levels of these operations above the breakeven point. During 2005, the results for these new products did not improve significantly, although we continued to see improvement in the long-term prospects for these new products. From October 2005 through January 2006, our Climate Control Business received approximately $10.7 million in new orders for these new products.

Chemical Business

The Chemical Business has nitrogen production facilities in Baytown, Texas (“Baytown Facility”), El Dorado, Arkansas (“El Dorado Facility”) and Cherokee, Alabama (“Cherokee Facility”). The El Dorado and Baytown Facilities produce nitrogen products from anhydrous ammonia that is delivered by pipeline. The Cherokee Facility produces nitrogen products from natural gas that is delivered by pipeline.

Anhydrous ammonia and natural gas are commodities, subject to significant price fluctuations, generally purchased at prices in effect at time of purchase. Due to the uncertainty of the sales prices of our products in relation to the cost of anhydrous ammonia and natural gas, we have developed some customers that purchase substantial quantities of products pursuant to sales agreements and/or formulas that provide for the pass through of raw material costs, variable costs, and certain fixed costs, plus in most cases, a profit margin. These pricing arrangements help mitigate the commodity risk inherent in natural gas and anhydrous ammonia. One of the customers who purchases a substantial amount of product pursuant to these pricing arrangements from our Cherokee Facility temporarily suspended their purchases in October 2005 due to the hurricane induced high cost of natural gas and resumed taking a limited amount of product in December 2005, as spot purchases and as long as market conditions and the price of natural gas permit.

Although anhydrous ammonia is produced from natural gas, the price does not necessarily follow the spot price of natural gas in the United States because much of the anhydrous ammonia consumed in our geographical area is produced off shore and delivered by pipeline that originates in the Gulf of Mexico. Our cost is based upon formulas indexed to published industry prices, primarily tied to import prices.

The production from our Baytown Facility is sold pursuant to a long-term supply agreement that provides for the pass through of certain production costs including anhydrous ammonia. This facility continues to generate consistent operating profits.

The El Dorado Facility produces approximately 500,000 tons of product per year. Approximately 51% of the El Dorado Facility’s products sold in 2005 were sold pursuant to pricing arrangements that transfer the cost of anhydrous ammonia to the customer. The balance of the products sold was at the spot price in effect at time of shipment. The El Dorado Facility’s results for 2005 are significantly improved from 2004 despite the lost production of one of its four nitric acid plants during the first two quarters of 2005. The improvement in 2005 is primarily due to a more favorable balance between supply and demand in the markets for nitrogen products produced at the El Dorado Facility resulting in improved margins.

The Cherokee Facility produces nitrogen products from natural gas. As a result of the sudden climb in the market price of natural gas during 2005 and delivery interruptions resulting from the hurricanes, the Cherokee Facility encountered a significant disruption in its operations. The Cherokee Facility suspended production on September 23rd due to the inability to receive an adequate and reliable supply of natural gas from its natural gas pipeline. Due to damage to its delivery infrastructure caused by Hurricane Katrina, the pipeline had declared force majeure. Although the pipeline was still under force majeure, the Cherokee Facility was able to purchase interruptible delivery natural gas. By October 21st, the Cherokee Facility resumed production.

During November and December 2005, natural gas prices continued to climb to a high of approximately $15 per MCF and management announced in December that production was being suspended again. In mid-January 2006, Cherokee resumed production at approximately two-thirds normal production rates, although gas prices continued to be well above normal. The inability to receive natural gas and the high natural gas costs resulting from both the hurricanes, the effect of the two shut downs and the loss of sales volume had a significant negative effect on the facility’s results of operations for the third and fourth quarters of 2005 and continued to affect the results for the first quarter of 2006. As of March 22, 2006, the price of natural gas decreased to approximately $7.00 per MCF. We believe that the current market outlook justifies continuing production at the Cherokee Facility for the foreseeable future. However, we could from time to time, suspend production at this facility due to, among other things, continuing high cost of its primary raw material, natural gas. Accordingly, our results of operations and financial condition have in the past been, and will in the future be, materially affected by cost increases of raw materials.

In addition, the Cherokee Facility has a cost-plus contract to supply a customer with its requirements for product each year through at least September 2006 which represented approximately 5.5% of our Chemical Business’s revenues during 2005. This customer has recently orally advised us that, although they have not made a final decision, they may be reducing the amount of product they purchase each year from the Cherokee Facility.

Our Baytown Facility was also closed from September 22, 2005 until October 3, 2005 as a precautionary measure due to Hurricane Rita. This facility did not sustain any damage due to the hurricane and its net operating results were not significantly impacted.

EDC is a party to a supply agreement with Orica USA, Inc. (“Orica”) to supply Orica approximately 190,000 tons of ammonia nitrate per year through at least March 2008. During 2005, sales to Orica represented approximately 19% of our Chemical Business’s revenues and approximately 11% of our consolidated revenues. EDC and Orica have agreed in principal to enter into a new five-year agreement beginning January 1, 2006, with such new agreement to provide for certain price increases and an increase in the amount of product Orica will take from EDC each year. This new agreement is subject to finalization of a definitive agreement.

Liquidity and Capital Resources

As a diversified holding company, cash requirements are primarily dependent upon credit agreements and our ability to obtain funds from our ThermaClime and non-ThermaClime subsidiaries.

During March 2006, we completed a private placement of $18 million of our 7% convertible senior subordinated debentures due 2011 to qualified institutional buyers. These debentures are unsecured obligations, bear an interest rate of 7% per annum and are convertible into our common stock at various conversion rates prior to their maturity on March 1, 2011. We may redeem these debentures at anytime on or after March 1, 2009 under certain conditions. The redemption price is payable at our option in cash or, subject to certain conditions, in shares of our common stock. At maturity, we may also elect to pay up to one-half of the principal amount of the debentures, plus accrued and unpaid interest due thereon at maturity, in shares of our common stock. If we pay the redemption price on any portion of the debentures at maturity in our common stock, our common stock is to be valued for these purposes at 95% of the weighted average of the closing sales price of our common stock for the 20 consecutive trading days ending on the 5th trading day prior to the applicable redemption date or maturity date. We intend to use all or a substantial portion of the net proceeds from the sale of the debentures (which we estimate to be approximately $16.5 million after paying commissions to the placement agent and our expenses relating to the offering) to repay or purchase our debt or debt of our subsidiaries, including our subsidiary’s $13.3 million senior unsecured debentures due 2007, and the balance, if any, for general corporate purposes. Pending such uses, the net proceeds will be invested in investments with highly rated money market funds, U.S. government securities, treasury bills and/or short-term commercial paper.

Historically, ThermaClime’s primary cash needs have been for working capital and capital expenditures. ThermaClime and its subsidiaries depend upon their Working Capital Revolver Loan, internally generated cash flows, and secured equipment financing in order to fund operations and pay obligations.

The Working Capital Revolver Loan and the Senior Secured Loan have financial covenants that are discussed below under “Loan Agreements - Terms and Conditions”.

ThermaClime’s ability to maintain an adequate amount of borrowing availability under its Working Capital Revolver Loan depends on its ability to comply with the terms and conditions of its loan agreements and its ability to generate cash flow from operations. ThermaClime is restricted under its credit agreements as to the funds it may transfer to LSB and its non-ThermaClime affiliates and certain ThermaClime subsidiaries. This limitation does not prohibit payment to LSB of amounts due under a Services Agreement, Management Agreement and a Tax Sharing Agreement. As of December 31, 2005 ThermaClime had availability for additional borrowing under its Working Capital Revolver Loan of $15.9 million.

Although the Chemical Business’ results for 2005 are improved from 2004, the Chemical Business in recent years prior to 2005 has not generated significant positive cash flows due to lower than optimum sales volume levels, margin problems and extensive capital expenditures.

As evident in the above discussion of the Cherokee Facility, the ability to generate a positive margin on Chemical sales is affected by the volatility of the raw material feedstocks as well as the necessity to produce at the optimum production levels to fully absorb the fixed plant costs. The predominant production costs of a process chemical plant, other than the raw material costs, tend to be fixed costs.

Our primary efforts to improve the results of the Chemical Business include sales efforts to increase the non-seasonal sales volumes of the Cherokee and El Dorado Facilities with an emphasis on customers that will accept the commodity risk inherent with natural gas and anhydrous ammonia.

Beginning in October 2004 and continuing into June 2005, the Chemical Business’ results were adversely affected as a result of the loss of production due to a mechanical failure of one of the four nitric acid plants at the El Dorado Facility. The plant was restored to normal production in June 2005. We filed a property damage insurance claim for $3.8 million, net of a $1 million deductible. In 2005, we recognized insurance recoveries of $2.7 million under our replacement cost property insurance policy relating to this property damage claim. The effect of this property insurance recovery to the accompanying consolidated statement of income was $1.5 million for 2005 which is included in other income. The proceeds from property insurance recoveries are classified as cash inflows from investing activities in the accompanying consolidated statement of cash flows. The Company used these proceeds for working capital purposes. The insurers are contesting the remaining claim and we have instituted litigation against the insurers in connection with this claim. Additional recoveries, if any, upon final resolution will be recognized when realized.

In addition, we filed a claim for recovery of the business interruption losses related to this incident. Our business interruption insurance policy contains a forty-five day waiting period before covering losses resulting from business interruptions. The claim is for $4.7 million, net of the forty-five day waiting period. In November 2005, we realized insurance recoveries of $1.9 million relating to this claim which is recorded as a reduction to cost of sales. The proceeds from business interruption insurance recoveries are classified as cash inflows from operating activities in the accompanying consolidated statement of cash flows. The Company used the proceeds for general working capital purposes. The negative impact on gross profit resulting from the lost production was approximately $4.1 million in 2005 and approximately $1 million in 2004. As of March 20, 2006, additional business interruption insurance payments totaling $554,000 were agreed to and paid by our insurers in 2006 which will be recognized in the first quarter of 2006. We have instituted litigation for the remaining balance. Additional recoveries, if any, related to this business interruption will be recognized when realized.

In 2005, we received proceeds of $1.4 million from key individual life insurance policies due to the untimely death of one of our executives in January 2005. The effect from the life insurance proceeds to the accompanying statement of income was $1.2 million for 2005 which is included in non-operating other income, net. These proceeds (excluding a minimal amount relating to the cash surrender value of the underlying policies) are classified as cash inflows from operating activities in the accompanying statement of cash flows. The Company used the proceeds for general working capital purposes.

Capital Expenditures

Our Chemical Business has historically required significant investment to fund capital expenditures, while our Climate Control Business has been much less capital intensive. We believe we have approximately $8.3 million of committed capital expenditures for 2006 which includes $5.6 million for our Chemical Business and $2.7 million for a Climate Control Business. The $8.3 million includes $7.3 million relating to operations and $1 million for environmental compliance. We believe that we can fund the projected capital expenditures for 2006 from our working capital.

As discussed under “Environmental Matters” in Item 1, the ADEQ issued to EDC a new revised NPDES water discharge permit in 2004, and EDC has until June 2007 to meet the compliance deadline for the more restrictive limits under the recently issued NPDES permit. In order to meet EDC’s effluent limits under the permit, EDC had planned to utilize a pipeline to be built by the City of El Dorado, Arkansas (the “City”). The City council approved the joint pipeline, but construction of the pipeline by the City is subject to the City receiving a permit from the ADEQ. The ADEQ has not issued the necessary permit to discharge wastewater into the pipeline and, as a result, this has caused a delay of unknown duration in construction of the pipeline. This delay may impact our ability to meet our compliance schedule under the NPDES permit. As a result, EDC has proposed to the ADEQ an extension of its compliance deadlines under its NPDES permit but there are no assurances that the ADEQ will grant such extension. If the City is not able to build its pipeline or can build it in a timely manner, EDC intends to discharge its wastewater through the City’s sewer system subject to obtaining a sewer discharge permit from the City and EDC building a pipeline to the City’s sewer system in a timely manner. The estimated remaining capital expenditures to meet the requirements of the NPDES permit ranges from $.5 million to $3.3 million plus approximately $2 million for our pro-rata portion of pipeline engineering and construction costs should the City build a pipeline. In addition, certain additional capital expenditures will be required to bring the sulfuric acid plant’s air emissions to lower limits. The ultimate cost is believed to be between $1.5 million and $3 million, to be expended through February 2010, which began with minimal expenditures since 2004.

Other capital expenditures are believed to be discretionary and are dependent upon an adequate amount of liquidity and/or obtaining acceptable funding. We have carefully managed those expenditures to projects necessary to execute our business plans and those for environmental and safety compliance.

Dividends

We have not paid cash dividends on our outstanding common stock in many years, and since January 1, 1999 through December 31, 2005, we did not pay any accrued dividends on our outstanding cumulative preferred stock. As of December 31, 2005, there was approximately $14.5 million of unpaid dividends on our outstanding cumulative preferred stock. We intend to retain most of our future earnings, if any, to provide funds for our operations and/or expansion of our business. However, on January 17, 2006, our Board of Directors declared a nominal quarterly dividend, payable March 15, 2006, to holders of record as of February 15, 2006, on certain outstanding series of our preferred stock. This dividend is not for the full amount of the required quarterly dividend pursuant to the terms of all of our outstanding series of preferred stock. As a result, the amount of unpaid dividends on our outstanding cumulative preferred stock increased to $14.9 million as of March 15, 2006. There are no assurances that we will in the future pay any additional quarterly dividends on any of our outstanding shares of preferred stock. We do not anticipate paying cash dividends on our outstanding common stock in the foreseeable future, and until all unpaid dividends are paid on our outstanding cumulative preferred stock, no dividends may be paid on our common stock.

Compliance with Long-Term Debt Covenants

As discussed below under “Loan Agreements - Terms and Conditions”, the Senior Secured Loan and Working Capital Revolver Loan, as amended, of ThermaClime and its subsidiaries require, among other things, that ThermaClime meet certain lender defined earnings before interest, income taxes, depreciation and amortization (“EBITDA”), capital expenditure limitation amounts and achieve minimum fixed charge coverage ratios quarterly, on a trailing twelve-month basis. ThermaClime’s forecasts for 2006 indicate that ThermaClime will be able to meet all required covenant tests for all quarters and the year ending December 2006.

Summary

Cash flow and liquidity will continue to be managed very carefully. We believe, with the infusion of new capital as a result of the recently completed debenture offering and based upon current forecasts, that we will have adequate cash in 2006 from internal cash flows and financing sources to enable us to satisfy our cash requirements as they become due in 2006. Due to the volatility of the cost for major raw materials, we have historically experienced revisions to financial forecasts on a frequent basis during the course of a year. As a result, actual results may differ significantly from our forecast, which could have a material impact on our liquidity and future operating results. In addition, our subsidiary, ThermaClime, has its $13.3 million in outstanding 10 3/4% debentures becoming due in 2007. We intend to use the proceeds of the recent debentures offering to purchase or pay the 10 3/4% debentures.

Loan Agreements - Terms and Conditions

Working Capital Revolver Loan - ThermaClime finances its working capital requirements through borrowings under a Working Capital Revolver Loan. Under the Working Capital Revolver Loan, ThermaClime and its subsidiaries may borrow on a revolving basis up to $50 million based on specific percentages of eligible accounts receivable and inventories. Effective February 28, 2005 the Working Capital Revolver Loan was amended which, among other things, extended the maturity date to April 2009 and removed language considered as a subjective acceleration provision. As of December 31, 2005, borrowings outstanding were $32 million and the net credit available for additional borrowings was $15.9 million. The Working Capital Revolver Loan requires that ThermaClime and its Climate Control Business meet certain financial covenants and minimum EBITDA amounts. The EBITDA requirements are measured quarterly on a trailing twelve-month basis. ThermaClime and its Climate Control Business were in compliance with the required minimum EBITDA amounts for the twelve-month period ended December 31, 2005. The trailing twelve-month EBITDA requirements for 2006 ranges from $16.4 million to $20.6 million for ThermaClime and $10 million for the Climate Control Business. The EBITDA requirements were set at amounts based upon our forecasts which are presently considered by management to be achievable. See discussion under “Liquidity and Capital Resources - Summary” as to the historical viability of our forecasts.

Senior Secured Loan - In September 2004, ThermaClime and certain of its subsidiaries (the “Borrowers”) completed a $50 million term loan (“Senior Secured Loan”) with a certain lender (the “Lender”). The Senior Secured Loan is to be repaid as follows:

•	quarterly interest payments which began September 30, 2004;

•	quarterly principal payments of $312,500 beginning September 30, 2007;

•	a final payment of the remaining outstanding principal of $47.5 million and accrued interest on September 16, 2009.

The Senior Secured Loan accrues interest at the applicable LIBOR rate, as defined, plus an applicable LIBOR margin, as defined or, at the election of the Borrowers, the alternative base rate, as defined, plus an applicable base rate margin, as defined, with the annual interest rate not to exceed 11% or 11.5% depending on the leverage ratio. At December 31, 2005 the annual interest rate was 11.5%.

The Borrowers are subject to numerous affirmative and negative covenants under the Senior Secured Loan agreement including, but not limited to, limitation on the incurrence of certain additional indebtedness and liens, limitations on mergers, acquisitions, dissolution and sale of assets, and limitations on declaration of dividends and distributions to us, all with certain exceptions. The Borrowers are also subject to a minimum fixed charge coverage ratio, measured quarterly on a trailing twelve-month basis. The Borrowers were in compliance with the required minimum ratio for the twelve-month period ended December 31, 2005 and the coverage ratio is considered to be achievable for 2006. The maturity date of the Senior Secured Loan can be accelerated by the Lender upon the occurrence of a continuing event of default, as defined.

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

Critical Accounting Policies and Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and disclosures of contingencies. We had the following changes in accounting estimates during 2005:

•	the recognition of $644,000 of soil remediation costs classified as discontinued operations as discussed under “Environmental Matters” of Item 1 and

•	the recognition of $351,000 relating to a death benefit obligation classified as a selling, general and administrative expense due to the change in our CEO’s estimated remaining service period.

In addition, the more significant areas of financial reporting impacted by management’s judgment, estimates and assumptions include the following:

Receivables and Credit Risk - Our sales to contractors and independent sales representatives are generally subject to a mechanics lien in the Climate Control Business. Our other sales are generally unsecured. Credit is extended to customers based on an evaluation of the customer’s financial condition and other factors. Credit losses are provided for in the financial statements based on historical experience and periodic assessment of outstanding accounts receivable, particularly those accounts which are past due (determined based upon how recently payments have been received). Our periodic assessment of accounts and credit loss provisions are based on our best estimate of amounts that are not recoverable. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising our customer bases and their dispersion across many different industries and geographic areas, however, four customers account for approximately 25% of our total net receivables at December 31, 2005. We do not believe this concentration in these four customers represents a significant credit risk due to the financial stability of these customers. At December 31, 2005 and 2004, our trade accounts receivable were net of allowance for doubtful accounts of $2.7 million and $2.3 million, respectively.

Inventory Valuations - Inventories are priced at the lower of cost or market, with cost being determined using the first-in, first-out basis. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. At December 31, 2005 and 2004, the carrying value of certain nitrogen-based inventories produced by our Chemical Business was reduced to market because cost exceeded the net realizable value by $1.4 million and $1.3 million, respectively. In addition, the carrying value of certain slow-moving inventory items (primarily Climate Control products) was reduced to market because cost exceeded the net realizable value by $1 million and $.9 million at December 31, 2005 and 2004, respectively.

Precious Metals - Precious metals are used as a catalyst in the Chemical Business manufacturing processes. Precious metals are carried at cost, with cost being determined using the first-in, first-out (“FIFO”) basis. As of December 31, 2005 and 2004, precious metals were $5 million and $5.6 million, respectively, and are included in supplies, prepaid items and other in the consolidated balance sheets. Because some of the catalyst consumed in the production process cannot be readily recovered and the amount and timing of recoveries are not predictable, we follow the practice of expensing precious metals as they are consumed. For 2005, 2004 and 2003, the amounts expensed for precious metals were approximately $3.5 million, $3.3 million and $3.3 million, respectively, and are included in cost of sales. Periodically, during major maintenance or capital projects we may be able to perform procedures to recover precious metals (previously expensed) which have accumulated within the manufacturing equipment. For 2005, 2004 and 2003, we recognized recoveries of precious metals at historical FIFO costs of approximately $2.1 million, $.2 million and $1.9 million, respectively, which are reductions to cost of sales.

Impairment of Long-Lived Assets including Goodwill - Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If assets to be held and used are considered to be impaired, the impairment to be recognized is the amount by which the carrying amounts of the assets exceed the fair values of the assets as measured by the present value of future net cash flows expected to be generated by the assets or their appraised value. Assets to be disposed of are reported at the lower of the carrying amounts of the assets or fair values less costs to sell. At December 31, 2005 we had no long-lived assets that met the criteria presented in SFAS 144 to be classified as assets held for sale. We have considered impairment of our long-lived assets and related goodwill. We obtained third party appraisals of the fair values associated with the Cherokee Facility and made estimates of fair values for others. The timing of impairments cannot be predicted with reasonable certainty and are primarily dependent on market conditions outside our control. Should sales prices drop dramatically without a similar decline in the raw material costs or should other matters, including the environmental requirements and/or operating requirements set by Federal and State agencies change substantially from our current expectations, a provision for impairment may be required based upon such event or events. See Item 1 “Business-Environmental Matters.” During 2005, 2004 and 2003, based on estimates obtained from external sources and internal estimates based on inquiry and other techniques, we recognized impairments relating to certain non-core equipment of $120,000, $375,000 and $300,000, respectively, relating to Corporate assets and $117,000, $362,000 and $200,000, respectively, relating to certain capital spare parts and idle assets in our Chemical Business. These impairments are included in other expense in the consolidated statements of income.

Accrued Insurance Liabilities - We are self-insured up to certain limits for group health, workers’ compensation and general liability insurance claims. Above these limits, we have insurance coverage, which management considers to be adequate. Our accrued insurance liabilities are based on estimates of the self-insured portions of the claims, which include the incurred claims amounts plus estimates of future claims development calculated by applying our historical claims development factors to our incurred claims amounts. We also consider the reserves established by our insurance adjustors and/or estimates provided by attorneys handling the claims, if any. In addition, our accrued insurance liabilities include estimates of incurred, but not reported, claims and other insurance-related costs. At December 31, 2005 and 2004, our claims liabilities are $1.4 million and $1.4 million, respectively and are included in accrued liabilities.

Product Warranty - Our Climate Control Business sells equipment for which we provide warranties covering defects in materials and workmanship. Generally the warranty coverage for manufactured equipment is limited to 18 months from the date of shipment or 12 months from the date of start-up, whichever is shorter, and to 90 days for spare parts. In some cases, the customer may purchase an extended warranty. Our accounting policy and methodology for warranty arrangements is to periodically measure and recognize the expense and liability for such warranty obligations using a percentage of net sales, based on historical warranty costs. It is possible that future warranty costs could exceed our estimates. At December 31, 2005 and 2004, our accrued product warranty obligations were $2.3 million and $2 million, respectively and are included in accrued and other noncurrent liabilities in the consolidated balance sheets.

Accrued Plant Turnaround Costs - We accrue in advance the cost expected to be incurred in the next planned major maintenance activities (“Turnarounds”) of our Chemical Business. Turnaround costs are accrued on a straight-line basis over the scheduled period between Turnarounds, which generally ranges from 12 to 24 months. At December 31, 2005 and 2004, accrued and other noncurrent liabilities include $1.4 million and $1.5 million, respectively, relating to Turnarounds.

The Financial Accounting Standards Board (“FASB”) is currently working on a project to clarify guidance on the accounting for Turnarounds. In March 2006, FASB decided to issue guidance in the form of a FASB Staff Position (“FSP”) to eliminate the accrue-in-advance method of accounting for Turnarounds and to address transition guidance at a future FASB meeting and directed their staff (“Staff”) to research the practicability of retrospective application. The Staff’s immediate plans are to provide FASB with a recommendation on transition guidance after researching the practicability of accounting for the adoption of the provisions in the FSP as a change in accounting principle with retrospective application as described in Statement of Financial Accounting Standards No. 154-Accounting Changes and Error Corrections. As discussed above, we are using the accrue-in-advance method for Turnarounds that FASB may eliminate in the near future. If the FSP was effective as of December 31, 2005, the pro forma effect on our consolidated balance sheet would be a decrease in accrued and other noncurrent liabilities and an increase in stockholders’ equity of $1,405,000. Depending on the transition guidance provided, our preliminary analysis of the pro form effect on our consolidation statements of income would be (a) an increase in net income of $1,405,000 as a cumulative effect of accounting change for 2005 or (b) an increase (decrease) in net income of $(112,000), $(1,161,000) and $792,000 for 2005, 2004 and 2003, respectively, and an increase in stockholders’ equity of $1,886,000 at December 31, 2002.

Executive Benefit Agreements - We have entered into benefit agreements with certain key executives. Costs associated with these individual benefit agreements are accrued when they become probable over the estimated remaining service period. Total costs accrued equal the present value of specified payments to be made after benefits become payable. In 1992, we entered into individual benefit agreements with certain key executives (“1992 Agreements”) that provide for annual benefit payments for life (in addition to salary). As of December 31, 2005 and 2004, the liability for these benefits under the 1992 Agreements is $938,000 and $960,000, respectively, which is included in accrued liabilities and other noncurrent liabilities in the accompanying consolidated balance sheets (See “Other Plans” under Item 11).

In 1981, we entered into individual death benefit agreements with certain key executives. In addition, as part of the 1992 Agreements, should the executive die prior the age of 65, we will pay the beneficiary named in the agreement in 120 equal monthly installments aggregating to an amount specified in the agreement. As discussed under “Other Plans” in Item 11, on May 12, 2005 we entered into a death benefit agreement with our CEO. As of December 31, 2005, the liability for death benefits is $869,000 (none at December 31, 2004) which is included in accrued and other noncurrent liabilities. The increase in the liability relates to the untimely death of one of our executives in January 2005 and the change in accounting estimate for CEO’s remaining service period as discussed above.

Environmental and Regulatory Compliance - The Chemical Business is subject to specific federal and state regulatory and environmental compliance laws and guidelines. We have developed policies and procedures related to environmental and regulatory compliance. We must continually monitor whether we have maintained compliance with such laws and regulations and the operating implications, if any, and amount of penalties, fines and assessments that may result from noncompliance. At December 31, 2005, liabilities totaling $1,491,000 have been accrued relating to a new consent administrative order (“CAO”) and the Slurry Consent Order. These liabilities are based on current estimates that may be revised in the near term based on results of our investigation, risk assessment and remediation pursuant to the new CAO and Slurry Consent Order. In addition, we will be required to make capital expenditures as it relates to the NPDES permit and Air CAO.

Asset Retirement Obligations - We have a legal obligation to monitor certain discharge water outlets at our Chemical Business facilities should we discontinue the operations of a facility. We do not believe that the annual costs of the required monitoring activities would be significant and as we currently have no plans to discontinue the use of the facilities and the remaining life of either facility is indeterminable, an asset retirement liability has not been recognized. However, we will continue to review this obligation and record a liability when a reasonable estimate of the fair value can be made. Currently, there is insufficient information to estimate the fair value of the asset retirement obligation.

Deferred Income Taxes - Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes, and the amounts used for income tax purposes. Valuation allowances are provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. We are able to realize deferred tax assets up to an amount equal to the future reversals of existing taxable temporary differences. The taxable temporary differences will turn around in the loss carry forward period as the differences reverse. Other differences will turn around as the assets are realized or liabilities are paid in the normal course of business. At December 31, 2005 and 2004, our deferred tax assets were net of a valuation allowance of $26.1 million and $27.9 million, respectively. (See Note 10 of Notes to Consolidated Financial Statements).

Contingencies - We accrue for contingent losses when such losses are probable and reasonably estimable. In addition, we recognize contingent gains when such gains are realized. We are a party to various litigation and other contingencies, the ultimate outcome of which is not presently known. Should the ultimate outcome of these contingencies be adverse, such outcome could create an event of default under ThermaClime’s Working Capital Revolver Loan and the Senior Secured Loan and could adversely impact our liquidity and capital resources.

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

Recognition of Insurance Recoveries - If our insurance claim relates to a recovery of losses, we recognize the recovery when it is probable and reasonably estimable. If our insurance claim relates to a contingent gain, we recognize the recovery when it is realized.

Management’s judgment and estimates in these areas are based on information available from internal and external resources at that time. Actual results could differ materially from these estimates and judgments, as additional information becomes known.

Results of Operations

The following Results of Operations should be read in conjunction with our Consolidated Financial Statements for the years ended December 31, 2005, 2004 and 2003 and accompanying notes and the discussions above under “Overview” And “Liquidity and Capital Resources.”

The following table contains certain information about our continuing operations in different industry segments for each of the three years ended December 31:

	2005	2004	2003
	(In thousands)
Net sales:
Climate Control	$156,466	$140,638	$119,032
Chemical	233,447	216,264	193,168
Other	6,809	6,706	4,461

	$396,722	$363,608	$316,661

Gross profit:
Climate Control	$47,315	$42,049	$36,139
Chemical	16,426	8,917	12,281
Other	2,330	2,145	1,491

	$66,071	$53,111	$49,911

Operating income (loss):
Climate Control	$14,097	$11,707	$11,519
Chemical	7,703	(877)	3,043
General corporate expense and other business operations, net	(6,835)	(7,586)	(6,560)

	14,965	3,244	8,002
Interest expense	(11,407)	(7,393)	(6,097)
Provision for loss on notes receivable-Climate Control	—	(1,447)	—
Gains on extinguishment of debt	—	4,400	258
Non-operating income (expense), net:
Chemical	362	2,463	511
Corporate and other business operations	1,199	(29)	220
Provision for income taxes	(118)	—	—
Equity in earnings of affiliate - Climate Control	745	668	19

Income from continuing operations before cumulative effect of accounting change	$5,746	$1,906	$2,913

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net Sales

Our Climate Control Business’ net sales for 2005 were $156.5 million compared to $140.6 million for 2004, an 11.3% increase. Net sales of our heat pump products increased $11.3 million, or 15.4%, primarily as a result of stronger customer demand, a 7% increase in overall average unit sales prices due to the increase in our raw material costs as discussed below, and change in product mix. Net sales of our hydronic fan coils increased $4.8 million, or 9.9%, primarily due to a 6% increase in overall average unit sales prices due to the increase in our raw material costs as well as an improvement in product mix. Net sales of our other HVAC products decreased $.3 million. For 2004, net sales of other HVAC products includes $3.8 million as a result of consolidating MultiClima’s operating results in the second quarter of 2004 as required under FIN 46. Effective July 1, 2004, we were no longer required to consolidate MultiClima’s operating results. Excluding the effect of MultiClima, sales of other HVAC products increased $3.5 million which includes an increase in sales of $1.1 million relating to our modular chiller systems, $.9 million relating to our large custom air handlers, $.9 million as a result of an increase in construction projects and $.7 million relating to a new product line with increasing demand.

Our Chemical Business’ net sales for 2005 were $233.4 million compared to $216.3 million for 2004 or a 7.9% increase. This overall increase of $17.1 million reflects, in part, higher sales prices resulting from the increased cost of a raw material feedstocks (anhydrous ammonia and natural gas) as discussed below. Sales prices increased overall by 13% but overall volume of tons sold decreased 5%. The volume of tons sold at the Baytown Facility were down 14% due to lower demand for nitric acid by Bayer resulting from the shutdown of one of North America’s consuming locations. The decrease in volume also includes a decrease of 4% due primarily to the suspension of production at the Cherokee Facility as discussed above under “Overview-Chemical Business.” The increase in net sales includes an increase of $10.5 million relating to our mining products, an increase of $8.5 million relating to our agricultural products, offset, in part, by a decrease of $1.8 million relating to our industrial acid and other chemical products.

Net sales classified as “Other” consists of sales of industrial machinery and related components. Net sales for 2005 were $6.8 million compared to $6.7 million for 2004 or an increase of $.1 million.

Gross Profit

Gross profit by industry segment represents net sales less cost of sales.

Our Climate Control Business’ gross profit was $47.3 million or 30.2% as a percentage of net sales for 2005 compared to $42 million or 29.9% for 2004. The net increase in gross profit of $5.3 million resulted primarily by the increase in sales of our heat pump and hydronic fan coil products as discussed above. This increase in gross profit was partially offset by a change in product/customer mix and our inability to fully pass on to our customers in the form of product price increases the increase in the raw material cost of copper. The spot market increases through the twelve months of 2005 for copper were approximately 40%. In addition, a decrease of $.8 million relates to MultiClima in the second quarter of 2004 as discussed above.

Our Chemical Business’ gross profit was $16.4 million or 7 % as a percentage of net sales for 2005 compared to $8.9 million or 4.1% for 2004. The net increase in gross profit of $7.5 million is due primarily to improved margins on certain agricultural and industrial acid products and cost recoveries during 2005 of $2.1 million of production catalyst (precious metals) used in our manufacturing processes compared to $.2 million during 2004. The increase in gross profit was offset, in part, by our inability to fully pass on to our customers the 25% increase in costs of anhydrous ammonia during the spring and fall planting seasons incurred by the El Dorado Facility, the 34% increase in costs of natural gas sustained by our Cherokee Facility and the suspension of production at the Cherokee Facility as discussed above under “Overview-Chemical Business”. The Cherokee Facility also incurred an increase of $2.2 million of electricity costs primarily as the result of increased rates charged by their utility company. In addition in 2004, net settlements of $1.5 million (which increased gross profit) were reached with insurance carriers relating to a vendor’s faulty repair work to a chemical plant boiler.

As discussed under “Liquidity and Capital Resources”, beginning in October 2004 and continuing into June 2005, the Chemical Business’ results were adversely affected as a result of the loss of production due to a mechanical failure of one of the four nitric acid plants at the El Dorado Facility. The plant was restored to normal production in June 2005. We recognized insurance recoveries of $1.9 million under our business interruption insurance policy relating to this claim for 2005 which is recorded as a reduction to cost of sales. The negative impact on gross profit resulting from the lost production was approximately $4.1 million in 2005 and approximately $1 million in 2004.

Gross profit classified as “Other” (see discussion above) was $2.3 million or 34.2% as a percentage of net sales for 2005 compared to $2.1 million or 32% for 2004 or an increase of $.2 million.

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

Operating Income - Climate Control: Our Climate Control Business’ operating income was $14.1 million for 2005 compared to $11.7 million for 2004. The net increase in operating income of $2.4 million resulted primarily by selling, general and administrative expenses of $1.4 million relating to MultiClima in the second quarter of 2004 and the net increase in gross profit of $5.3 million as discussed above. This increase in operating income was partially offset by increased shipping and handling costs of $1 million as a result of increased sales volume and rising fuel costs, increased professional fees of $.9 million primarily relating to litigation and related arbitrations between one of our subsidiaries, Trison, and a customer (also see discussions under “Climate Control Business” of Item 3), increased commissions of $.8 million due to increased sales volume, increased personnel costs of $.6 million due primarily to increased group health insurance costs and increased provision for losses on accounts receivable of $.5 million due primarily to lower than usual incidence in 2004 and the increased sales volumes in 2005.

Operating Income (Loss) - Chemical: Our Chemical Business’ operating income was $7.7 million for 2005 compared to an operating loss of $.9 million for 2004. The net increase in operating income of $8.6 million included the net increase in gross profit of $7.6 million as discussed above and gains of $1.6 million from replacement cost property insurance recoveries which includes the $1.5 million as discussed above under “Liquidity and Capital Resources” and a decrease in personnel costs of $.3 million as a result of a reduction in personnel at the El Dorado Facility. This increase was partially offset by an increase in handling costs of $1 million due primarily to higher railcar lease and maintenance costs as the result of increasing the number of railcars used to support our agricultural business.

General Corporate Expense and Other Business Operations, Net: Our general corporate expense and other business operations, net were $6.8 million for 2005 compared to $7.6 million for 2004. The net decrease of $.8 million relates primarily to an increase in gains of $.7 million in from the sales of corporate assets, a decrease in professional fees of $.3 million which includes costs incurred during 2004 relating to a proposed unregistered offering of Senior Secured Notes which was terminated, a decrease of $.3 million of provisions for impairments on corporate assets and a decrease of approximately $.6 million due to other individually immaterial items. This decrease was partially offset by an increase in personnel costs of $1.1 million which includes the recognition of death benefit obligations (see discussion above under “Critical Accounting Policies and Estimates”), an increase in group health insurance costs and net premium costs associated with key individual life insurance policies including policies associated with a death benefit agreement entered into with our CEO during the second quarter of 2005 (also see discussion under “Other Plans” of Item 11).

Interest Expense

Interest expense was $11.4 million for 2005 compared to $7.4 million for 2004. The increase of $4 million relates primarily to interest expense incurred on the $50 million term loan that was completed in September 2004 as discussed under “Loan Agreements - Terms and Conditions.” A portion of the proceeds of the Senior Secured Loan was used to repay the outstanding balance under a former financing agreement (“Financing Agreement”). There was no interest expense recognition on the Financing Agreement indebtedness from May 2002 through September 2004 since that transaction was accounted for as a voluntary debt restructuring in 2002. This increase was partially offset due to the repurchase of $5 million of the Senior Unsecured Notes in September 2004.

Provision for Loss on Notes Receivable

Based on our assessment of the liquidity and results of operations of MultiClima and its parent company, we concluded that the outstanding notes receivable were not recoverable. As a result, effective July 1, 2004 we forgave and canceled the loan agreements in exchange for extending the Option’s expiration date from June 15, 2005 to June 15, 2008 with an estimated value of zero. We recognized a provision for loss of $1.4 million for 2004.

Gain on Extinguishment of Debt

As a result of the repayment in September 2004 of the Financing Agreement prior to the maturity date of June 30, 2005, we recognized the remaining unearned interest of $4.4 million as a gain on extinguishment of debt (also see Note 9 of Notes to Consolidated Financial Statements).

Non-Operating Other Income, net

Our non-operating other income, net was $1.6 million for 2005 compared to $2.4 million for 2004, a decrease of $.8 million. In 2005, we received net proceeds from key individual life insurance policies of $1.2 million. In addition, we recognized gains of $.2 million from the sales of certain current assets (primarily precious metals) in 2005 compared to gains of $2.3 million in 2004.

Loss from Discontinued Operations

In December 2002, in connection with the sale of substantially all of the operating assets of Slurry and UTeC which was accounted for as discontinued operations, UTeC leased the Hallowell Facility to the buyer under a triple net long-term lease agreement. However, Slurry retained the obligation to be responsible for, and perform the activities under, the Slurry Consent Order. In addition, certain of our subsidiaries agreed to indemnify the buyer of such assets for these environmental matters. Slurry placed prior owners Chevron of the Hallowell Facility on notice of their responsibility for contribution towards the costs to investigate and remediate this site. Representatives of a prior owner agreed to pay one-half of the costs of the investigation and remediation on an interim, non-binding basis.

During October 2005, representatives of Slurry and a prior owner met with the KDHE and proposed to remove the bulk of contaminated soil at the Hallowell site, which was orally agreed to by the KDHE subject to approval of a written work plan submitted to the KDHE. As a result of these meetings, provisions totaling of $.6 million were recorded for our share of these costs for 2005. There are no income tax benefits related to these expenses.

Cumulative Effect of Accounting Change

Effective March 31, 2004 we included in our condensed consolidated balance sheet the consolidated assets and liabilities of the parent company of MultiClima as required under FIN 46 (also see Note 2 of Notes to Consolidated Financial Statements). As a result, we recorded a cumulative effect of accounting change of $.5 million primarily relating to the elimination of embedded profit included in the cost of inventory which was purchased from MultiClima by certain of our subsidiaries.

Year Ended December 31, 2004 compared to Year Ended December 31, 2003

Net Sales

Our Climate Control Business’ net sales for 2004 were $140.6 million compared to $119 million for 2003, an 18.2% increase. Net sales of our heat pump products increased $13.1 million, or 21.6%, primarily as a result of an 18% increase in the number of units sold in the non-OEM commercial and residential markets, a 3% increase in overall average unit sales prices due to price increases related to raw material costs and product mix, and higher customer order levels. Net sales of our hydronic fan coils increased $1.3 million, or 2.8%, primarily due to a 2% increase in overall average unit sales prices due to product price increases related to raw material cost increases and product mix, as well as an increase in unit volume related to market recovery since the September 11, 2001 tragedy. Net sales of our other HVAC products increased $7.2 million. As previously discussed, for 2004, net sales of other HVAC products includes $3.8 million as a result of consolidating MultiClima’s operating results in the second quarter of 2004 as required under FIN 46. Excluding the effect of MultiClima, sales of other HVAC products increased $3.4 million which includes an increase in sales of $1.7 million relating to our large custom air handlers and $.7 million relating to a new product line as a result of improved customer order intake and $.7 million relating to an increase in construction projects.

Our Chemical Business’ net sales for 2004 were $216.3 million compared to $193.2 million for 2003 or a 12% increase. This overall increase of $23.1 million reflects, in part, higher sales prices resulting from the increased cost of a raw material feedstocks (anhydrous ammonia and natural gas) as discussed below. Sales prices increased overall by 9% while volume of tons sold increased 4%. The increase in volume includes an increase of 13% at the Cherokee Facility due primarily to an increase in demand for UAN partially offset by the suspension of production of agricultural grade ammonium nitrate and an increase of 7% at the Baytown Facility as a result of the increase in demand for nitric acid. The increase in net sales includes an increase of $11.8 million relating to our industrial acid and other chemical products, an increase of $9.9 million relating to our mining products and an increase of $1.4 million relating to our agricultural products.

Net sales classified as “Other” consists of sales of industrial machinery and related components. Net sales for 2004 were $6.7 million compared to $4.5 million for 2003 or an increase of $2.2 million.

Gross Profit

Gross profit by industry segment represents net sales less cost of sales.

Our Climate Control Business’ gross profit was $42 million or 29.9% as a percentage of net sales for 2004 compared to $36.1 million or 30.4% for 2003. The net increase in gross profit of $5.9 million resulted primarily by the increase in sales of our heat pump products and construction projects as discussed above. In addition, an increase of $.8 million relates to MultiClima in the second quarter of 2004 as discussed above. This increase in gross profit was partially offset by our inability to fully pass on to our customers the increases in raw material costs of steel and copper, estimated to be 75% and 40%, respectively, through 2004.

Our Chemical Business’ gross profit was $8.9 million or 4.1 % as a percentage of net sales for 2004 compared to $12.3 million or 6.4% for 2003. The net decrease in gross profit of $3.4 million is due primarily to the negative impact of the lost production at the El Dorado Facility as a result of the mechanical failure discussed above in “Liquidity and Capital Resources”, our inability to fully pass on to our customers the 15% increase in costs of anhydrous ammonia incurred by the El Dorado Facility and the 10% increase in costs of natural gas sustained by our Cherokee Facility. In addition, cost recoveries of $1.9 million during 2003 were recognized for the recoveries of production catalyst (precious metals) used in the manufacturing processes compared to $.2 million during 2004. This increase was offset, in part, by net settlements of $1.5 million (which increased gross profit) that were reached with insurance carriers relating to a vendor’s faulty repair work to a chemical plant boiler in 2004.

Gross profit classified as “Other” (see discussion above) was $2.1 million or 32% as a percentage of net sales for 2004 compared to $1.5 million or 33.4% for 2003 or an increase of $.6 million.

Operating Income (Loss)

See discussion above for definition of operating income (loss) by industry segment.

Operating Income - Climate Control: Our Climate Control Business’ operating income was $11.7 million for 2004 compared to $11.5 million for 2003. The net increase in operating income of $.2 million resulted primarily by the net increase in gross profit of $5.9 million as discussed above. This increase in operating income was partially offset by the increase in personnel costs of $1.5 million due primarily to the increase in personnel associated with higher volume and the related support required and increased group health insurance costs, increased shipping and handling costs of $1.4 million as a result of increased sales volumes and rising fuel costs, increased warranty costs of $.3 million due to increased sales volume, increased advertising cost of $.3 million as a result of our focus on increasing market share and increased commission of $.3 million due to the increase in sales volume and selling, general and administrative expenses of $1.4 million relating to MultiClima in the second quarter of 2004.

Operating Income (Loss) - Chemical: Our Chemical Business’ operating loss was $.9 million for 2004 compared to operating income of $3 million for 2003. The net decrease of $3.9 million relates primarily to the net decrease in gross profit of $3.4 million as discussed above.

General Corporate Expense and Other Business Operations, Net: Our general corporate expense and other business operations, net were $7.6 million for 2004 compared to $6.6 million for 2003. The net increase of $1 million relates primarily to professional fees of $.9 million incurred during 2004 relating to a proposed unregistered offering of Senior Secured Notes which was terminated and an increase in personnel costs of $.4 million relating to the increase in personnel and increases in group health insurance costs partially offset by the increase in gross profit of $.6 million classified as “Other” as discussed above.

Interest Expense

Interest expense was $7.4 million for 2004 compared to $6.1 million for 2003. The increase of $1.3 million relates primarily to interest expense incurred on the $50 million term loan that was completed in September 2004 as discussed above. This increase was partially offset due to the repurchase of $5 million of the Senior Unsecured Notes in September 2004.

Provision for Loss on Notes Receivable

See previous discussion under “Provision for Loss on Notes Receivables”.

Gain on Extinguishment of Debt

See previous discussion under “Gain on Extinguishment of Debt”.

Non-Operating Other Income, net

Our non-operating other income, net was $2.4 million for 2004 compared to $.7 million for 2003, an increase of $1.7 million. In 2004, we recognized gains of $2.3 million from the sales of certain current assets (primarily precious metals) compared to gains of $.5 million in 2003.

Equity in Earnings of Affiliate

Our equity in earnings of affiliate was $668,000 in 2004 compared to $19,000 in 2003. The increase is the result of the renegotiation of a sales contract with a customer of the joint venture.

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

For 2005, net cash provided by continuing operating activities was $11 million, including net income plus depreciation and amortization less other non-cash adjustments offset by cash used by changes in assets and liabilities.

Accounts receivable increased $8.7 million including:

•	a net increase of $5.3 million relating to the Chemical Business as the result of increased sales from the El Dorado and Cherokee Facilities due to higher sales prices and increased volumes sold in December 2005 compared to December 2004. In December 2004, one of the four nitric plants at the El Dorado Facility was down as discussed under “Liquidity and Capital Resources.” This increase was partially offset by a decrease in the number of days EDNC’s receivables were outstanding and a decrease in their volumes sold in December 2005 compared to December 2004 due to a lower demand for nitric acid.

•	an increase of $3.6 million relating to the Climate Control Business due primarily to increased sales of hydronic fan coils, heat pumps and large custom air handlers.

Inventories increased $8.9 million including:

•	an increase of $6.3 million relating to the Chemical Business primarily as the result of higher costs of our raw material feedstocks and increased volumes on hand at the El Dorado and Cherokee Facilities. The increase in volumes on hand is due, in part, to one of the four nitric plants at the El Dorado Facility being down during the fourth quarter of 2004 as discussed under “Liquidity and Capital Resources.”

•	an increase of $2 million relating to the Climate Control Business due primarily to an increase in raw materials on hand to supply the increase in production of our heat pump products as the result of the increase backlog as discussed under “Production and Backlog” of Item 1.

•	an increase of $.6 million of industrial machinery and components primarily as the result of expanding our product lines.

Supplies, prepaid items and other decreased $.8 million including:

•	a decrease of prepaid insurance of $1 million as the result of changes in our insurance programs, policy periods and payment methods and

•	a decrease of precious metals of $.6 million primarily due to the sale of excess metals on hand offset, in part, by an increase in maintenance and repair supplies relating to the Chemical Business.

Accounts payable increased $4 million primarily due to the increase in production and the purchases of additional production equipment in our Climate Control Business.

Customer deposits decreased $1.5 million primarily due to the decrease in the amount of prepaid sales of our agricultural products in the Chemical Business offset, in part, by a deposit received as a down payment on an order of large custom air handlers in the Climate Control Business.

The change in deferred rent expense of $6 million is due to the rent expense recognized on a straight-line basis exceeding the scheduled lease payments for 2005.

The increase in other accrued and noncurrent liabilities of $2.5 million includes an increase of death benefit obligations of $.9 million which primarily relates to the untimely death of one of our executives in January 2005 and the change in accounting estimate for our CEO’s remaining service period as discussed above under “Critical Accounting Policies and Estimates” and an increase in accrued payroll and related benefits and commissions of $.7 million primarily relating to the Climate Control Business.

Cash Flow from Investing Activities

Net cash used by investing activities was $10.6 million for 2005 which included $15.3 million for capital expenditures of which $10.8 million is for the benefit of our Chemical Business. A portion of these expenditures relating to the Chemical Business are the result of the mechanical failure of the acid plant discussed above under “Liquidity and Capital Resources.” In addition, the $.5 million used for other assets included the purchase of two interest rate cap contracts as discussed under “Interest Rate Risk” of Item 7A.

Cash provided by investing activities included $2.9 million of proceeds from property insurance recoveries and $2.4 million of proceeds from sales of property and equipment.

Cash Flow from Financing Activities

Net cash provided by financing activities was $3.3 million. Net cash provided by financing activities primarily consisted of proceeds from short-term financing and drafts payable of $5.1 million, a net increase in revolving debt facilities of $4.2 million and other long-term borrowings of $3.6 million partially offset by payments on short-term financing and drafts payable of $6 million, payments on other long-term debt of $3.3 million and the purchase of 13,300 shares of our Series 2 Preferred for $.6 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

Aggregate Contractual Obligations

Our aggregate contractual obligations as of December 31, 2005 are summarized in the following table. See discussion in “Liquidity and Capital Resources” and Notes 9 and 11 of Notes to Consolidated Financial Statements.

	Payments Due in the Year Ending December 31,
Contractual Obligations	Total	2006	2007	2008	2009	2010	Thereafter
	(in thousands)
Long-term debt:
Working Capital Revolver Loan	$31,975	$—	$—	$—	$31,975	$—	$—
Senior Unsecured Notes due 2007	13,300	—	13,300	—	—	—	—
Senior Secured Loan due 2009	50,000	—	625	1,250	48,125	—	—
Capital leases	1,200	488	336	365	11	—	—
Other	15,649	2,860	5,224	2,640	942	999	2,984

Total long-term debt	112,124	3,348	19,485	4,255	81,053	999	2,984
Interest payments on long-term debt (1)	36,198	10,933	10,456	8,677	5,185	256	691
Capital expenditures (2)	8,300	8,300	—	—	—	—	—
Operating leases:
Baytown lease	33,457	8,175	9,227	11,173	4,882	—	—
Other operating leases	10,889	2,702	1,883	1,237	876	687	3,504
Exchange-traded futures contracts	821	821	—	—	—	—	—
Purchase obligations	4,553	976	976	976	976	649	—
Other long-term liabilities	5,687	—	1,758	722	548	347	2,312

Total	$212,029	$35,255	$43,785	$27,040	$93,520	$2,938	$9,491

(1)	The estimated interest payments relating to variable interest rate debt are based on the effective interest rates at December 31, 2005. In addition, we used the balance of the Working Capital Revolver Loan at December 31, 2005 as the average outstanding balance of the Working Capital Revolver Loan through maturity.

(2)	Capital expenditures include only non-discretionary amounts in our 2006 capital expenditure budget. These amounts do not include, as discussed in “Environmental Matters” under Item 1, an estimated $.5 to $3.3 million as required under a NPDES permit effective June 2007 based on current assumptions; an estimated $2 million for our pro-rata portion of pipeline engineering and construction costs if EDC uses the City of El Dorado’s proposed pipeline; and an estimated $1.5 to $3 million over the next five years relating to the Air CAO.

Availability of Company’s Loss Carry-Overs

For a discussion on our net operating loss carry-overs, see Note 10 of Notes to Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

Our results of operations and operating cash flows are impacted by changes in market interest rates and changes in market prices of copper, steel, anhydrous ammonia and natural gas.

Forward Sales Commitments Risk

Periodically our Climate Control and Chemical Businesses enter into forward sales commitments of products for deliveries in future periods. As a result, we could be exposed to embedded losses should our product costs exceed the firm sales prices. At December 31, 2005, there were no embedded losses associated with sales commitments with firm sales prices.

Commodity Price Risk

Our Climate Control Business buys substantial quantities of copper and steel for use in manufacturing processes and our Chemical Business buys substantial quantities of anhydrous ammonia and natural gas as feedstocks generally at market prices. Periodically, our Climate Control Business enters into exchange-traded futures for copper and our Chemical Business enters into exchange-traded futures for natural gas, which contracts are generally accounted for on a mark-to-market basis in accordance with SFAS No. 133. At December 31, 2005 our purchase commitments under these contracts were for 600,000 pounds of copper through December 2006 at a weighted average cost of $1.37 per pound ($821,000) and a weighted average market value of $1.98 per pound ($1,187,000).

Interest Rate Risk

Our interest rate risk exposure results from our debt portfolio which is impacted by short-term rates, primarily prime rate-based borrowings from commercial banks, and long-term rates, primarily fixed-rate notes, some of which prohibit prepayment or require substantial prepayment penalties.

We purchased two interest rate cap contracts for a cost of $590,000 in March 2005 to help minimize our interest rate risk exposure relating to the Working Capital Revolver Loan. These contracts set a maximum three-month LIBOR base rate of 4.59% on $30 million. These contracts mature on March 29, 2009. These contracts are free-standing derivatives and are accounted for on a mark-to-market basis in accordance with SFAS No.133. At December 31, 2005 the market value of these contracts was $429,000.

The following table presents principal amounts and related weighted-average interest rates by maturity date for our interest rate sensitive financial instruments as of December 31, 2005.

	YEARS ENDING DECEMBER 31,
	2006	2007	2008	2009	2010	THEREAFTER	TOTAL
	(Dollars in thousands)
Expected maturities of long-term debt:
Variable rate debt	$565	$1,732	$1,627	$80,350	$272	$651	$85,197
Weighted average interest rate (1)	9.56%	9.58%	9.59%	9.55%	7.18%	7.18%	9.51%
Fixed rate debt (2)	$2,783	$17,753	$2,628	$703	$727	$2,333	$26,927
Weighted average interest rate (2)	9.36%	8.99%	7.08%	6.69%	6.50%	6.35%	8.49%

(1)	Interest rate is based on the aggregate amount of debt outstanding as of December 31, 2005. On ThermaClime’s Working Capital Revolver Loan, the interest rate is based on the lender’s prime rate plus .75% per annum, or at its option, LIBOR plus 2% per annum.

(2)	The fixed rate debt and weighted average interest rate are based on the aggregate amount of debt outstanding as of December 31, 2005.

	December 31, 2005		December 31, 2004
	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
	(in thousands)
Variable Rate:
Senior Secured Loan (1)	$48,695	$50,000	$50,000	$50,000
Bank debt and equipment financing	35,197	35,197	31,740	31,740
Fixed Rate:
Bank debt and equipment financing	13,574	13,627	12,574	11,467
Senior Unsecured Notes due 2007 (2)	6,118	13,300	6,071	13,300

	$103,584	$112,124	$100,385	$106,507

(1)	The Senior Secured Loan has a variable interest rate not to exceed 11% or 11.5% depending on ThermaClime’s leverage ratio.

(2)	The estimated fair value was based on market quotations; however, there has been a low volume of trading activity. In March 2006, we purchased approximately $6 million of these Notes at carrying value.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

We have included the financial statements and supplementary financial information required by this item immediately following Part IV of this report and hereby incorporate by reference the relevant portions of those statements and information into this Item 8.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

As noted on the cover of this Form 10-K, we are not an “accelerated filer.” Due to the definitions, certain areas contained within the disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), overlap with the definition of internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act).

It is our goal to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management. Based on our most recent evaluation, which was completed as of the end of the period covered by this Annual Report on Form 10-K, we have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Although during the evaluation we noted several significant deficiencies in our disclosure controls and procedures, our disclosure controls and procedures are effective as of December 31, 2005.

In our 10-K/A (Amendment No. 1) for the year ended December 31, 2004, we reported that our disclosure controls and procedures as of December 31, 2004, were not effective as a result of a material weakness identified resulting in incorrectly assessing the materiality of a change from LIFO and FIFO method of accounting of certain inventory to net income. This weakness was remediated during the quarter ended December 31, 2005, by formalizing our Disclosure Committee, which reports to our CEO and CFO, and adopting a charter for the Committee.

Except for formalizing our Disclosure Committee, there were no other significant changes to our internal control over financial reporting during the quarter ended December 31, 2005.

ITEM 9B.	OTHER INFORMATION

None.

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

•	our Climate Control Business has developed leadership positions in niche markets by offering extensive product lines, customized products and improved technologies,

•	we have developed the most extensive line of water source heat pumps and hydronic fan coils in the United States,

•	we have used geothermal technology in the climate control industry to create the most energy efficient climate control systems commercially available today,

•	we are a leading provider of water source heat pumps to the commercial construction and renovation markets in the United States,

•	the market for commercial water source heat pumps will continue to grow due to the relative efficiency and long life of such systems as compared to other air conditioning and heating systems, as well as to the emergence of the replacement market for those systems,

•	the longer life, lower cost to operate, and relatively short payback periods of geothermal systems, as compared with air-to-air systems, will continue to increase demand for our geothermal products,

•	our Climate Control Business is a leading provider of hydronic fan coils,

•	the majority of raw material cost increases, if any, will be passed to our customers in the form of higher prices and while we believe we will have sufficient materials, a shortage of raw materials could impact production of our Climate Control products,

•	our Climate Control Business will continue to launch new products and product upgrades in an effort to maintain and increase our current market position and to establish a presence in new markets,

•	one of our new products, the SureFlow® system, is an effective solution to provide a long-lasting, quiet and high quality fan coil system at an attractive price to our customers,

•	we can establish a strong presence within the large custom air handlers market,

•	our investment in fabrication equipment and plant-wide process control systems will raise capacity and reduce overtime relating to the Climate Control Business,

•	we have developed significant freight and distribution advantages over many of our competitors and established leading regional market positions in our Chemical Business

•	the current market outlook justifies continuing production at the Cherokee Facility for the foreseeable future; however, we could from time to time, suspend production at this facility due to, among other things, continuing high cost of its primary raw material, natural gas,

•	the soil remediation at the former Hallowell facility will occur over the next two years,

•	our performance has been and will continue to be dependent upon the efforts of our principal executive officers and our future success will depend in large part on our continued ability to attract and retain highly skilled and qualified personnel,

•	with the infusion of new capital as a result of the recently completed debenture offering and based upon current forecasts, that we will have adequate cash in 2006 from internal cash flows and financing sources to enable us to satisfy our cash requirements as they become due in 2006,

•	our net loss carryovers may be used to reduce the federal income tax payments which we would otherwise be required to make with respect to income, if any, generated in future years,

•	retain most of our future earnings, if any, to provide funds for our operations and/or expansion of our businesses,

•	use all or a substantial portion of the net proceeds from the sale of the debentures (which we estimate to be approximately $16.5 million after paying commissions to the placement agent and our expenses relating to the offering) to repay or purchase our debt or debt of our subsidiaries, including our subsidiary’s $13.3 million senior unsecured debentures due 2007, and the balance, if any, for general corporate purposes and pending such uses, the net proceeds to be invested in investments with highly rated money market funds, U.S. government securities, treasury bills and/or short-term commercial paper,

•	our ability to make principal and interest payments, or to refinance indebtedness, depends on our future operating performance and cash flow, which are subject to prevailing economic conditions and other factors affecting us, many of which are beyond our control,

•	four customers account for approximately 25% of our total net receivables at December 31, 2005 which we do not believe this concentration represents a significant credit risk due to the financial stability of these customers,

•	during December 2005, we corrected the weakness to our disclosure controls and procedures by, among other things, establishing a Disclosure Committee to maintain oversight activities and to examine and reevaluate our policies, procedures and criteria to determine materiality of items relative to our financial statements taken as a whole,

•	the “E-2” brand ammonium nitrate fertilizer is recognized as a premium product,

•	the agricultural products are the only seasonal products,

•	competition within the Chemical and Climate Control Businesses is primarily based on price, location of production and distribution sites, service, warranty and product performance,

•	the backlog of confirmed orders for Climate Control products at December 31, 2005 will be filled during 2006,

•	we expect to obtain our requirements for raw materials in 2006,

•	the amount of committed capital expenditures, for 2006,

•	amounts to be spent relating to compliance with federal, state and local environmental laws at the El Dorado Facility including matters relating to the sulfuric acid plant,

•	liquidity and availability of funds,

•	anticipated financial performance,

•	adequate resources to meet our obligations as they come due,

•	ability to make planned capital improvements,

•	amount of and ability to obtain financing for the Discharge Water disposal project,

•	new and proposed requirements to place additional security controls over ammonium nitrate and other nitrogen fertilizers will not materially affect the viability of ammonium nitrate as a valued product,

•	we could obtain anhydrous ammonia from other sources in the event of a termination or interruption of service under our existing purchase agreement,

•	under the terms of an agreement with a supplier, EDC purchasing substantially all of its anhydrous ammonia requirements through December 31, 2006,

•	under the terms of an agreement with a customer, EDC supplying this customer with approximately 190,000 tons of industrial grade ammonium nitrate per year through at least March 2008,

•	under the terms of an agreement, Bayer purchasing from EDNC all of its requirements for nitric acid at its Baytown operation through at least May 2009,

•	ThermaClime’s forecasts for 2006 for ThermaClime’s operating results meeting all required covenant tests for all quarters and the year ending in 2006,

•	the amount of capital expenditures required under the Discharge Water permit, and

•	the amount of additional expenditures relating to the Air CAO.

While we believe the expectations reflected in such Forward-Looking Statements are reasonable, we can give no assurance such expectations will prove to have been correct. There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to,

•	decline in general economic conditions, both domestic and foreign,

•	material reduction in revenues,

•	material increase in interest rates,

•	ability to collect in a timely manner a material amount of receivables,

•	increased competitive pressures,

•	changes in federal, state and local laws and regulations, especially environmental regulations, or in interpretation of such, pending,

•	additional releases (particularly air emissions) into the environment,

•	material increases in equipment, maintenance, operating or labor costs not presently anticipated by us,

•	the requirement to use internally generated funds for purposes not presently anticipated,

•	the inability to secure additional financing for planned capital expenditures,

•	the cost for the purchase of anhydrous ammonia and natural gas,

•	changes in competition,

•	the loss of any significant customer,

•	changes in operating strategy or development plans,

•	inability to fund the working capital and expansion of our businesses,

•	adverse results in any of our pending litigation,

•	inability to obtain necessary raw materials,

•	other factors described in “Management’s Discussion and Analysis of Financial Condition and Results of Operation” contained in this report, and

•	other factors described in “Risk Factors”.

Given these uncertainties, all parties are cautioned not to place undue reliance on such Forward-Looking Statements. We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the Forward-Looking Statements contained herein to reflect future events or developments.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

General The Certificate of Incorporation and By-laws of the Company provide for the division of the Board of Directors into three classes, each class consisting as nearly as possible of one-third of the whole. The term of office of one class of directors expires each year, with each class of directors elected for a term of three years and until the shareholders elect their qualified successors.

The Company’s By-laws provide that the Board of Directors, by resolution from time to time, may fix the number of directors that shall constitute the whole Board of Directors. The By-laws presently provide that the number of directors may consist of not less than 3 nor more than 13. The Board of Directors currently has set the number of directors at 13.

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

Directors Information regarding the Company’s directors is as follows:

Raymond B. Ackerman, age 83. Mr. Ackerman first became a director in 1993. His term will expire in 2008. From 1972 until his retirement in 1992, Mr. Ackerman served as Chairman of the Board and President of Ackerman McQueen, Inc., the largest advertising and public relations firm headquartered in Oklahoma. He currently serves as Chairman Emeritus of the firm. He retired as a Rear Admiral in the United States Naval Reserve. He is a graduate of Oklahoma City University, and in 1996, was awarded an honorary doctorate from the school. He was elected to the Oklahoma Commerce and Industry Hall of Fame in 1993.

Robert C. Brown, M.D., age 75. Dr. Brown first became a director in 1969. His term will expire in 2006. Dr. Brown has practiced medicine for many years and is Vice President and Treasurer of Plaza Medical Group, P.C. and President and CEO of ClaimLogic L.L.C. Dr. Brown is a graduate of Tufts University and received his medical degree from Tufts University after which he spent two years in the United States Navy as a doctor and over three years at the Mayo Clinic.

Charles A. Burtch, age 70. Mr. Burtch first became a director in 1999. His term will expire in 2007. Mr. Burtch was formerly Executive Vice-President and West Division Manager of BankAmerica, where he managed BankAmerica’s asset-based lending division for the western third of the United States. He retired in 1998 and has since been engaged as a private investor. Mr. Burtch is a graduate of Arizona State University.

Barry H. Golsen, J.D., age 55. Mr. Golsen first became a director in 1981. His term will expire in 2006. Mr. Golsen was elected President of the Company in 2004. Mr. Golsen has served as our Vice Chairman of the Board of Directors since August 1994, and has been the President of our Climate Control Business for more than five years. Mr. Golsen has both his undergraduate and law degrees from the University of Oklahoma.

Jack E. Golsen, age 77. Mr. Golsen first became a director in 1969. His term will expire in 2007. Mr. Golsen, founder of the Company, is our Chairman of the Board of Directors and Chief Executive Officer and has served in that capacity since our inception in 1969. During 1996, he was inducted into the Oklahoma Commerce and Industry Hall of Honor as one of Oklahoma’s leading industrialists. Mr. Golsen has a Bachelor of Science degree from the University of New Mexico in biochemistry.

David R. Goss, age 65. Mr. Goss first became a director in 1971. His term will expire in 2006. Mr. Goss, a certified public accountant, is our Executive Vice President of Operations and has served in substantially the same capacity for more than five years. Mr. Goss is a graduate of Rutgers University.

Bernard G. Ille, age 79. Mr. Ille first became a director in 1971. His term will expire in 2008. Mr. Ille served as President and Chief Executive Officer of United Founders Life from 1966 to 1988. He served as President and Chief Executive Officer of First Life Assurance Company from 1988, until it was acquired by another company in 1994. During his tenure as President of these two companies he served as Chairman of the Oklahoma Guaranty Association for ten years and was President of the Oklahoma Association of Life Insurance Companies for two terms. He is a director of Landmark Land Company, Inc., which was the parent company of First Life. He is also a director for Quail Creek Bank, N.A. Mr. Ille is currently President of BML Consultants and a private investor. He is a graduate of the University of Oklahoma.

Horace G. Rhodes, age 78. Mr. Rhodes first became a director in 1996. His term will expire in 2007. Mr. Rhodes is the Chairman of the law firm of Kerr, Irvine, Rhodes & Ables and has served in such capacity and has practiced law for many years. From 1972 until 2001, he served as Executive Vice President and General Counsel for the Association of Oklahoma Life Insurance Companies and since 1982 served as Executive Vice President and General Counsel for the Oklahoma Life and Health Insurance Guaranty Association. Mr. Rhodes received his undergraduate and law degrees from the University of Oklahoma.

Tony M. Shelby, age 64. Mr. Shelby first became a director in 1971. His term will expire in 2008. Mr. Shelby, a certified public accountant, is our Executive Vice President of Finance and Chief Financial Officer, a position he has held for more than five years. Prior to becoming our Executive Vice President of Finance and Chief Financial Officer, he served as Chief Financial Officer of a subsidiary of the Company and was with the accounting firm of Arthur Young & Co., a predecessor to Ernst & Young LLP. Mr. Shelby is a graduate of Oklahoma City University.

John A. Shelley, age 55. Mr. Shelley first became a director in 2005. His term will expire in 2006. Mr. Shelley is the President and Chief Executive Officer of The Bank of Union (“Bank of Union”) located in Oklahoma. He has held this position since 1997. Prior to 1997, Mr. Shelley held various senior level positions in financial institutions in Oklahoma including the position of President of Equity Bank for Savings, N.A., a savings and loan that was owned by the Company prior to 1994. Mr. Shelley is a graduate of the University of Oklahoma.

Donald W. Munson, age 73. Mr. Munson first became a director in 1997. His term will expire in 2008. From 1988, until his retirement in 1992, Mr. Munson served as President and Chief Operating Officer of Lennox Industries. Prior to 1998, he served as Executive Vice President of Lennox Industries’ Division Operations, President of Lennox Canada and Managing Director of Lennox Industries’ European Operations. Prior to joining Lennox Industries, Mr. Munson served in various capacities with the Howden Group, a company located in Scotland, and The Trane Company, including serving as the managing director of various companies within the Howden Group and Vice President Europe for The Trane Company. He is currently a consultant. Mr. Munson is a resident of England. He has degrees in mechanical engineering and business administration from the University of Minnesota.

Continuing Directors elected by the holders of Series 2 Preferred:

Grant J. Donovan, age 49. Mr. Donovan first became a director in 2002. Mr. Donovan is President and founder of Galehead, Inc., a company specializing on the collections of accounts receivable in the international maritime trade business. Prior to forming Galehead, Inc.,

Mr. Donovan was a partner in a real estate development firm specializing in revitalizing functionally obsolete industrial buildings. Mr. Donovan received his MBA from Stanford University and his undergraduate degree in Civil Engineering from the University of Vermont. He currently is on the board of directors of EngenderHealth, a 50 year-old international aid organization focused on improving women’s healthcare.

Dr. N. Allen Ford, age 63. Dr. Ford first became a director in 2002. Dr. Ford joined the University of Kansas in 1976 where his teaching and research duties focus mainly on taxation. At the University of Kansas, Professor Ford has won several teaching awards and is the Larry D. Horner/KPMG Peat Marwick Distinguished Professor of Accounting. Dr. Ford teaches the following courses in taxation: individual, corporate, partnership, S corporation, gift and estate tax. He is active in professional organizations such as the American Taxation Association and the American Accounting Association. He received his Ph.D. in Accounting from the University of Arkansas.

Family Relationships Jack E. Golsen is the father of Barry H. Golsen and the brother-in-law of Robert C. Brown, M.D. Robert C. Brown, M.D. is the uncle of Barry H. Golsen. David M. Shear is the nephew by marriage to Jack E. Golsen and son-in-law of Robert C. Brown, M.D.

Executive Officers See information regarding the Company’s executive officers under Item 4A.

Audit Committee The Company has a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The members of the Audit Committee are Messrs. Bernard Ille (Chairman), Charles Burtch, Horace Rhodes, and Ray Ackerman. The Board has determined that each member of the Audit Committee is independent, as defined in the listing standards of the American Stock Exchange (“AMEX”) as of the Company’s fiscal year end. During 2005, the Audit Committee had seven meetings.

Audit Committee Financial Expert While the Board of Directors endorses the effectiveness of our Audit Committee, its membership does not presently include a director that qualifies for designation as an “Audit Committee Financial Expert.” However, each of the current members of the Audit Committee is able to read and understand fundamental financial statements and at least one of its members is “financially sophisticated” as defined by applicable AMEX rules. The Board of Directors believes that the background of each member of the Audit Committee is sufficient to fulfill the duties of the Audit Committee. For these reasons, although members of our Audit Committee are not professionally engaged in the practice of accounting or auditing, our Board of Directors has concluded that the ability of our Audit Committee to perform its duties would not be impaired by the absence of an “Audit Committee Financial Expert.”

Section 16(a) Beneficial Ownership Reporting Compliance Based solely on a review of copies of the Forms 3, 4 and 5 and amendments thereto furnished to the Company with respect to 2005, or written representations that no such reports were required to be filed with the Securities and Exchange Commission, the Company believes that during 2005 all directors and officers of the Company and beneficial owners of more than 10% of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act filed their required Forms 3, 4, or 5, as required by Section 16(a) of the Exchange Act of 1934, as amended, on a timely basis, except for Kent McCarthy and his affiliates inadvertently filed one late Form 5 to report one transaction; Dr. Ford inadvertently filed one late Form 5 to report one transaction; and Mr. Goss filed an amended Form 4 to report two gifts.

Code of Ethics The Chief Executive Officer, the Chief Financial Officer, the principal accounting officer, and the controller of the Company and each of the our subsidiaries, or persons performing similar functions, are subject to our Code of Ethics.

We and all of our subsidiary companies have adopted a Statement of Policy Concerning Business Conduct applicable to our employees. This policy was amended in May 2005. Our Amended Statement of Policy Concerning Business Conduct and the Code of Ethics is available on our website at http://www.lsb-okc.com. We will post any amendments to these documents, as well as any waivers that are required to be disclosed pursuant to the rules of either the Securities and Exchange Commission or the AMEX, on our website.

Item 11.	EXECUTIVE COMPENSATION

The following table shows the aggregate compensation which we and our subsidiaries paid or accrued to our Chief Executive Officer and each of our other four most highly-paid executive officers (which includes our Vice Chairman of the Board of Directors who also serves as President of the Company and its Climate Control Business) (together, the “named executive officers”). The table includes compensation for services rendered during 2005, plus any compensation paid during 2005 for services rendered in a prior year, less any amount relating to those services previously included in the summary compensation table for a prior year.

Summary Compensation Table

		Annual Compensation		All Other Compensation ($)
Name and Position	Year	Salary ($) (1)	Bonus ($) (2)
Jack E. Golsen, Chairman of the Board of Directors and Chief Executive Officer	2005 2004 2003	477,400 495,762 477,400	— — —	— 61,133 23,000	(3) (3)
Barry H. Golsen, Vice Chairman of the Board of Directors, President, and President of the Climate Control Business	2005 2004 2003	411,600 339,162 326,600	35,000 85,000 85,000	— — —
David R. Goss, Executive Vice President of Operations	2005 2004 2003	260,500 239,366 209,577	— 30,000 —	— — —
Tony M. Shelby, Executive Vice President of Finance and Chief Financial Officer	2005 2004 2003	240,000 249,231 214,108	35,000 30,000 —	— — —
David M. Shear, Senior Vice President and General Counsel	2005 2004 2003	212,558 212,885 184,077	30,000 30,000 —	— — —

(1)	We pay the executive officers on a bi-weekly basis. For 2004, there were 27 bi-weekly payments compared to 26 in 2005 and 2003.

(2)	Bonuses are paid for services rendered in the prior year.

(3)	Life insurance premiums paid by the Company under a $3 million split dollar endorsement life insurance policy purchased in 1996 by the Company on the life of Mr. Golsen (the “Split Dollar Policy”). The Split Dollar Policy was replaced in 2005. Mr. Golsen has no obligation to repay the Company any amounts paid by the Company under the Split Dollar Policy. In 2005, the Company purchased and now owns three whole life insurance policies on Mr. Golsen’s life, which policies were purchased in connection with the Death Benefit Agreement between the Company and Mr. Golsen. See “Other Plans” under this Item 11 for a description of the Death Benefit Agreement.

Option Grants in 2005 The Company did not grant stock options to any of the named executive officers during 2005.

Aggregated Option Exercises in 2005 and Year-End Option Values

The following table sets forth information concerning the number and year-end value of stock options held by each of the named executive officers during 2005.

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at FY End (1) Exercisable/Unexercisable	Value of Unexercised In-the-Money Options at Fiscal Year End (1) (2) Exercisable/Unexercisable
Jack E. Golsen	—	—	176,500 / -	$864,850 / $ -
Barry H. Golsen	—	—	75,000 /-	$335,538/ $ -
David R. Goss	—	—	200,000 / -	$709,675 / $ -
Tony M. Shelby	—	—	200,000 / -	$709,675 / $ -
David M. Shear	—	—	164,544 / -	$597,066 / $ -

(1)	The stock options granted under the Company’s stock option plans became exercisable 20% after one year from date of grant, an additional 20% after two years, an additional 30% after three years, and the remaining 30% after four years.

(2)	The values are based on the difference between (a) the price of the Company’s Common Stock on the AMEX at the close of trading on December 30, 2005 of $6.15 per share and (b) the exercise price of the option. The actual value realized by a named executive officer on the exercise of these options depends on the market value of the Company’s Common Stock on the date of exercise.

Other Plans The Board of Directors has adopted an LSB Industries, Inc., Employee Savings Plan (the “401(k) Plan”) for the employees (including executive officers) of the Company and its subsidiaries, excluding employees covered under union agreements and certain other employees. The 401(k) Plan is funded by employee contributions, and the Company and its subsidiaries make no contributions to the 401(k) Plan (with limited matching exceptions at three subsidiary locations). The amount that an employee may contribute to the 401(k) Plan equals a certain percentage of the employee’s compensation, with the percentage based on the employee’s income and certain other criteria as required under Section 401(k) of the Internal Revenue Code. The Company or subsidiary deducts the amounts contributed to the 401(k) Plan from the employee’s compensation each pay period, in accordance with the employee’s instructions, and pays the amount into the 401(k) Plan for the employee’s benefit. The salary and bonus set forth in the Summary Compensation Table above includes any amounts contributed during the 2005, 2004, and 2003 fiscal years pursuant to the 401(k) Plan by the named executive officers of the Company.

On May 12, 2005, the Company entered into a certain death benefit agreement (“2005 Agreement”) with Jack E. Golsen. This agreement replaces certain existing benefits that were payable to Mr. Golsen under a split dollar insurance policy purchased by the Company on Mr. Golsen’s life in 1996 and a second policy purchased in 2002, each of which were replaced in 2005. The 2005 Agreement provides that, upon Mr. Golsen’s death, the Company will pay to Mr. Golsen’s family or designated beneficiary $2.5 million to be funded from the net proceeds received by the Company under certain new life insurance policies on Mr. Golsen’s life that have been purchased and are owned by the Company. The new life insurance policies owned by the Company provide a stated death benefit of $7 million. The Company is obligated to keep in existence no less than $2.5 million of the stated death benefit.

During 1981, the Company entered into individual death benefit agreements (the “1981 Agreements”) with certain key employees. Under the 1981 Agreements, the designated beneficiary of an employee will receive a monthly benefit for a period of ten years if the employee dies while in the employment of the Company or a wholly-owned subsidiary of the Company. The 1981 Agreements provide that the Company may terminate the agreement as to any employee at anytime prior to the employee’s death. The Company has purchased life insurance on the life of each employee covered under the 1981 Agreements to provide a source of funds for the Company’s obligations under the 1981 Agreements. The Company is the owner and sole beneficiary of each of the insurance policies and the proceeds are payable to the Company upon the death of the employee. The following table sets forth the amounts of annual benefits payable to the designated beneficiary or beneficiaries of the executive officers named in the Summary Compensation Table under the 1981 Agreements.

Name of Individual	Amount of Annual Payment
Jack E. Golsen		$175,000
Barry H. Golsen		$30,000
David R. Goss		$35,000
Tony M. Shelby		$35,000
David M. Shear	$	N/A

During 1992, the Company entered into a non-qualified arrangement with certain key employees of the Company and its subsidiaries to provide compensation to such individuals in the event that they are employed by the Company or a subsidiary of the Company at age 65 (the “1992 Agreements”). Under the 1992 Agreements, the employee is eligible to receive a designated benefit (“Benefit”) as set forth in the 1992 Agreements. If prior to attaining the age 65, the employee dies while in the employment of the Company or a subsidiary of the Company, the designated beneficiary of the employee will receive a monthly benefit (“Death Benefit”) for a period of ten years. The 1992 Agreements provide that the Company may terminate the agreement as to any employee at any time and for any reason prior to the death of the employee. The Company has purchased insurance on the life of each employee covered under the 1992 Agreements where the Company is the owner and sole beneficiary of the insurance policy, and the proceeds are payable to the Company to provide a source of funds for the Company’s obligations under the 1992 Agreements. Under the terms of the 1992 Agreements, if the employee becomes incapacitated prior to retirement or prior to reaching age 65, the employee may request the Company to cash-in any life insurance on the life of such employee purchased to fund the Company’s obligations under the 1992 Agreements. Jack E. Golsen does not participate in the 1992 Agreements. The following table sets forth the amounts of annual benefits payable to the executive officers named in the Summary Compensation Table under the 1992 Agreements.

Name of Individual	Amount of Annual Benefit	Amount of Annual Death Benefit
Barry H. Golsen	$17,480	$11,596
David R. Goss	$17,403	$—
Tony M. Shelby	$15,605	$16,486
David M. Shear	$17,822	$7,957

Compensation of Directors In 2005, we compensated our non-employee directors for their services as directors on our Board. Certain non-employee directors also served on the Board of Directors of our subsidiary, ThermaClime, without additional compensation. Our non-employee directors also received compensation for each meeting of the Board of Directors attended during 2005. The aggregate compensation paid in 2005 to our Directors for Board-related services was $218,660.

Mr. Ackerman received additional compensation for his services on the Audit and Public Relations and Marketing Committees. Dr. Brown received additional compensation for his services on the Benefits and Programs Committee and as a medical director for the Company’s employee medical plan. Mr. Burtch received additional compensation for his services on the Audit Committee. Mr. Ille received additional compensation for his services on the Audit, Public Relations and Marketing, and Executive Salary Review Committees. Mr. Munson received additional compensation for consulting services in connection with developing our European business. Mr. Rhodes received additional compensation for his services on the Audit and Executive Salary Review Committees.

The following table shows the compensation of our non-employee directors during 2005:

	Committee and Consulting Services	Director Services
Mr. Ackerman	$20,000	$12,500
Dr. Brown	$20,000	$12,500
Mr. Burtch	$20,000	$12,000
Mr. Donovan	$—	$12,500
Dr. Ford	$—	$12,000
Mr. Ille	$20,000	$12,000
Mr. Munson	$15,160	$11,500
Mr. Rhodes	$20,000	$12,500
Mr. Shelley	$—	$6,000

Employment Contracts and Termination of Employment and Change in Control Arrangements

(a) Termination of Employment and Change in Control Agreements We have entered into severance agreements with each of Jack E. Golsen, Barry H. Golsen, Tony M. Shelby, David R. Goss, David M. Shear, and certain other officers.

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

(b) Employment Agreement We have an employment agreement with Jack E. Golsen, the Chairman of the Board and Chief Executive Officer of the Company, which requires the Company to employ Mr. Golsen as an executive officer of the Company. The current term of the employment agreement will expire March 21, 2008; however, pursuant to an amendment to the employment agreement approved by the Board of Directors, the term will be automatically renewed for up to three additional three-year periods. The employment agreement may be terminated by either party by written notice at least one year prior to the expiration of the then current term. Under the terms of such employment agreement, Mr. Golsen (a) shall be paid an annual base salary at his 1995 base rate, as adjusted from time to time by the Executive Salary Review Committee, but such shall never be adjusted to an amount less than Mr. Golsen’s 1995 base salary, (b) shall be paid an annual bonus in an amount as determined by the Executive Salary Review Committee, and (c) shall receive from the Company certain other fringe benefits. The employment agreement was amended in 2005 to reflect the termination of a split dollar life insurance policy on Mr. Golsen’s life and the new Death Benefit Agreement, as discussed above under “Other Plans.”

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

Compensation Committee Interlocks and Insider Participation Our Executive Salary Review Committee has the authority to set the compensation of all our officers. This Committee generally considers and approves the recommendations of the Chief Executive Officer. The Chief Executive Officer does not make a recommendation regarding his own salary. The members of the Executive Salary Review Committee are the following non-employee directors: Bernard G. Ille and Horace G. Rhodes. Neither Mr. Ille nor Mr. Rhodes is, or ever has been, an officer or employee of the Company or any of its subsidiaries. During 2005, the Executive Salary Review Committee had two meetings.

See “Compensation of Directors” for information concerning compensation paid to each non-employee director of the Company during 2005 for services as a director to the Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth the information as of December 31, 2005, with respect to our equity compensation plans.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders (1)	975,704	$2.64	295,000
Equity compensation plans not approved by stockholders (2)	915,600	$2.08	—

Total	1,891,304	$2.37	295,000

(1)	Stockholder Approved Plans Our equity compensation plans which are approved by our stockholders are the following:

•	1993 Stock Option and Incentive Plan (the “1993 Plan”). As of December 31, 2005, 376,500 shares are issuable under outstanding options granted under the 1993 Plan, and no additional shares are available for future issuance.

•	1998 Stock Option Plan (the “1998 Plan”). As of December 31, 2005, 509,204 shares are issuable under outstanding options granted under the 1998 Plan, and no additional shares are available for future issuance.

•	Outside Directors Stock Option Plan (the “Outside Directors Plan”). As of December 31, 2005, 90,000 shares are issuable under outstanding options granted under the Outside Directors Plan and 295,000 additional shares are available for future issuance. The Outside Directors Plan authorizes the Company to grant options to purchase common stock to each member of our Board of Directors who is not an officer or employee of the Company or its subsidiaries. These options become fully exercisable after six months and one day from the date of grant and lapse at the end of ten years. The exercise price of options granted under the Outside Directors Plan is equal to the market value of our common stock at the date of grant.

The 1993 Plan and 1998 Plan each authorize the Company to grant options to purchase common stock to our employees. All outstanding options granted to employees under these plans have a term of ten years and become exercisable as to 20% of the underlying shares after one year from date of grant, 40% after two years, 70% after three years, and 100% after four years. However effective December 31, 2005, our Board of Directors approved the acceleration of the vesting schedule of 61,500 shares of stock options under the 1998 Plan which would otherwise have been fully vested on November 17, 2009, to avoid the recognition of compensation expense in our future financial statements relating to these stock options. As a result, all outstanding options under the 1998 Plan were exercisable at December 31, 2005. Based on FASB Interpretation No. 44 “(FIN 44”), because this modification to the vesting schedule did not renew or increase the life of these stock options, a remeasurement of the stock options was not required and no stock-based compensation was recognized in 2005.

The exercise price of outstanding options granted under these plans is equal to the market value of our common stock at the date of grant. However, with respect to participants who own 10% or more of our common stock at the date of grant, the options have a term of five years, and the exercise price is 110% of the market value at the date of grant.

(2)	Non-Stockholder Approved Plans From time to time, our Board of Directors has approved the grants of certain nonqualified stock options as the Board has determined to be in our best interest to compensate directors, officers, or employees for service to the Company. Unless otherwise indicated below, (a) the price of each such option is equal to the market value of our common stock at the date of grant, (b) the options become exercisable as to 20% of the underlying shares after one year from the date of grant, 40% after two years, 70% after three years, and 100% after four years, and (c) each option expires ten years from the grant date. However effective December 31, 2005, our Board of Directors approved the acceleration of the vesting schedule of (x) 30,000 shares of options that were granted on April 22, 1998 which otherwise would have been fully vested on April 22, 2008, and (y) 15,000 shares of options that were granted on November 7, 2002 which otherwise would have been fully vested on November 7, 2006, to avoid the recognition of compensation expense in our future financial statements relating to these stock options. As a result, all outstanding options under these plans were exercisable at December 31, 2005. Based on FIN 44 as discussed above, no stock-based compensation was recognized in 2005.

Our equity compensation plans, which have not been approved by the stockholders, are the following:

•	Effective December 1, 2002, we granted nonqualified options to purchase up to an aggregate 112,000 shares of common stock to former employees of two former subsidiaries. These options were part of the employees’ severance compensation arising from the sale of the former subsidiaries’ assets. Each recipient of a grant received options for the same number of shares and having the same exercise price as under the recipient’s vested incentive stock options which expired upon the sale. Each nonqualified option was exercisable as of the date of grant and has a term of ten years from the original date of grant. As of December 31, 2005, 7,000 shares are issuable under the following options: 3,000 have an exercise price of $4.188 per share and expire April 22, 2008 and 4,000 have an exercise price of $2.73 per share and expire November 21, 2011.

•	On November 7, 2002, we granted to an employee of the Company a nonqualified stock option to acquire 50,000 shares of common stock in consideration of services rendered to the Company. As of December 31, 2005, 30,000 shares are issuable at an exercise price of $2.62 per share.

•	On November 29, 2001, we granted to employees of the Company nonqualified stock options to acquire 102,500 shares of common stock in consideration of services to the Company. As of December 31, 2005, 74,500 shares are issuable at an exercise price of $2.73 per share.

•	On July 20, 2000, we granted nonqualified options to a former employee of the Company to acquire 185,000 shares of common stock in consideration of services to the Company. The following are the exercise prices per share for these options: 5,000 shares at $5.362; 80,000 shares at $4.538; 60,000 shares at $1.375; and 40,000 shares at $1.25. These options were for the same number of shares and the same exercise prices as under the stock options held by the former employee prior to leaving the Company. These options were fully vested at the date of grant and expire, as to 100,000 shares, nine years from the date of grant and as to the remaining 85,000 shares, seven years from the date of grant.

•	On July 8, 1999, in consideration of services to the Company, we granted nonqualified stock options to acquire 371,500 shares of common stock at an exercise price of $1.25 per share to Jack E. Golsen (176,500 shares), Barry H. Golsen (55,000 shares) and Steven J. Golsen (35,000 shares), David R. Goss (35,000 shares), Tony M. Shelby (35,000 shares), and David M. Shear (35,000 shares) and also granted to certain other employees nonqualified stock options to acquire a total of 165,000 shares of common stock at an exercise price of $1.25 per share in consideration of services to the Company. As of December 31, 2005, 516,500 shares are issuable.

•	On April 22, 1998, we granted to certain employees and to each member of our Board of Directors who was not an officer or employee of the Company or its subsidiaries nonqualified stock options to acquire shares of common stock at an exercise price of $4.1875 per share in consideration of services to the Company. As of December 31, 2005 102,600 shares are issuable under outstanding options under these agreements.

Security Ownership of Certain Beneficial Owners The following table sets forth certain information as of March 20, 2006, regarding the ownership of our voting Common Stock and voting Preferred Stock by (a) each person (including any “group” as used in Section 13(d)(3) of the Securities Act of 1934, as amended) that we know to be beneficial owner of more than 5% of our voting Common Stock and voting Preferred Stock. A person is deemed to be the beneficial owner of shares of the Company which he or she could acquire within 60 days of March 20, 2006.

Name and Address of Beneficial Owner	Title of Class	Amounts of Shares Beneficially owned (1)		Percent of Class+
Jack E. Golsen and members of his family (2)	Common Voting Preferred	4,845,288 1,020,000	(3)(5)(6) (4)(6)	31.9 99.9	% %
Kent C. McCarthy & affiliates (7)	Common	2,770,793	(7)	18.1%
Paul J. Denby (8)	Common	1,143,752	(8)	8.2%
James W. Sight (9)	Common	875,521	(9)	6.3%

+	Because of the requirements of the Securities and Exchange Commission as to the method of determining the amount of shares an individual or entity may own beneficially, the amount shown for an individual may include shares also considered beneficially owned by others. Any shares of stock which a person does not own, but which he or she has the right to acquire within 60 days of March 20, 2006 are deemed to be outstanding for the purpose of computing the percentage of outstanding stock of the class owned by such person but are not deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person.

(1)	We based the information with respect to beneficial ownership on information furnished by the above-named individuals or entities or contained in filings made with the Securities and Exchange Commission or the Company’s records.

(2)	Includes Jack E. Golsen and the following members of his family: wife, Sylvia H. Golsen; son, Barry H. Golsen (a Director, Vice Chairman of the Board of Directors, President of the Company and its Climate Control Business); son, Steven J. Golsen (Executive officer of several subsidiaries of the Company); and daughter, Linda F. Rappaport. The address of Jack E. Golsen, Sylvia H. Golsen, Barry H. Golsen, and Linda F. Rappaport is 16 South Pennsylvania Avenue, Oklahoma City, Oklahoma 73107; and Steven J. Golsen’s address is 7300 SW 44th Street, Oklahoma City, Oklahoma 73179.

(3)

Includes (a) the following shares over which Jack E. Golsen (“J. Golsen”) has the sole voting and dispositive power: (i) 25,000 shares that he owns of record, (ii) 4,000 shares that he has the right to acquire upon conversion of a promissory note, (iii) 133,333 shares that he has the right to acquire upon the conversion of 4,000 shares of the Company’s Series B 12% Cumulative Convertible Preferred Stock (the “Series B Preferred”) owned of record by a trust, of which he is the sole trustee, (iv) 119,929 shares owned of record by a trust, of which he is the sole trustee, and (v) 176,500 shares that he has the right to acquire within the next 60 days under the Company’s stock option plans; (b) 838,747 shares owned of record by a trust, of which Sylvia H. Golsen is the sole trustee, over which she and her husband, J. Golsen share voting and dispositive power; (c) 302,889 shares over which Barry H. (“B. Golsen”) has the sole voting and dispositive power, 533 shares owned of record by B. Golsen’s wife, over which he shares the voting and dispositive power, and 75,000 shares that he has the right to acquire within the next 60 days under the Company’s stock option plans; (d) 240,165 shares over which Steven J. Golsen (“S. Golsen”) has the sole voting and dispositive power and 55,000 shares that he has the right to acquire within the next 60 days under the Company’s stock option plans; (e) 178,606 shares held in trust for the grandchildren and great grandchild of J. Golsen and Sylvia H. Golsen of which B.

Golsen, S. Golsen and Linda F. Rappaport (“L. Rappaport”) jointly share voting and dispositive power; (f) 82,552 shares owned of record by L. Rappaport over which she has sole voting and dispositive power; (g) 1,527,099 shares owned of record by SBL Corporation (“SBL”), 39,177 shares that SBL has the right to acquire upon conversion of 9,050 shares of the Company’s non-voting $3.25 Convertible Exchangeable Class C Preferred Stock, Series 2 (the “Series 2 Preferred”), 400,000 shares that SBL has the right to acquire upon conversion of 12,000 shares of Series B Preferred owned of record by SBL, and 250,000 shares that SBL has to right to acquire upon conversion of 1,000,000 shares of the Company’s Series D 6% cumulative, convertible Class C preferred stock (“Series D Preferred”) owned of record by SBL and (h) 88,100 shares owned of record by Golsen Petroleum Corporation (“GPC”), which is a wholly-owned subsidiary of SBL, 133,333 shares that GPC has the right to acquire upon conversion of 4,000 shares of Series B Preferred owned of record by GPC and 175,325 shares that GPC has the right to acquire upon conversion of 40,500 shares of Series 2 Preferred owned of record by GPC.

Each share of Series D Preferred has, among other things, .875 votes and the right to vote as a single class with the Series B Preferred and the Common Stock; cumulative dividends at the rate of 6% per annum; and is convertible into the Common Stock on the basis of four shares of Series D Preferred into one share of Common Stock. Dividends on the Series D Preferred will be paid only after accrued and unpaid dividends are paid on the Series 2 Preferred. As of the March 20, 2006, the amount of the accrued and unpaid dividends on the Series D Preferred was $240,000. SBL is wholly-owned by Sylvia H. Golsen (40% owner), B. Golsen (20% owner), S. Golsen (20% owner), and L. Rappaport (20% owner) and, as a result, SBL, J. Golsen, Sylvia H. Golsen, B. Golsen, S. Golsen, and L. Rappaport share the voting and dispositive power of the shares beneficially owned by SBL. SBL’s address is 16 South Pennsylvania Avenue, Oklahoma City, Oklahoma 73107.

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

(7)	Kent C. McCarthy, manager of Jayhawk Capital Management, L.L.C. (“Jayhawk”), a Delaware limited liability company and investment advisor, is deemed to beneficially own 2,770,793 shares of the Company’s Common Stock (which includes 1,547,293 shares of Common Stock receivable upon conversion of 328,550 shares of Series 2 Preferred, 112,500 shares of Common Stock that may be acquired upon exercise of warrants, and 125,000 shares of Common Stock that may be acquired upon conversion of $1 million principal amount of our 7% Convertible Senior Subordinated Debenture due 2011 (the “2006 Debentures”)). This number of shares includes the shares Mr. McCarthy personally owns, as well as the shares he controls as manager and sole member of Jayhawk. As manager and sole member of Jayhawk, Mr. McCarthy has sole voting and dispositive power over the Common Stock beneficially owned by Jayhawk. Jayhawk is deemed to have beneficial ownership of 2,496,763 shares of the Company’s Common Stock (which includes 1,444,263 shares of Common Stock receivable upon conversion of 304,750 shares of Series 2 Preferred, 112,500 shares of Common Stock that may be acquired upon exercise of warrants and 125,000 shares of Common Stock that may be acquired upon conversion of $1 million principal amount of our 2006 Debentures), all of which shares are held in portfolios of (a) Jayhawk Institutional Partners, L.P. (“Jayhawk Institutional”), a Delaware limited partnership, (1,905,854 shares of Common Stock which includes 853,354 shares of Common Stock receivable upon conversion of 168,250 shares of Series 2 Preferred, 112,500 shares of Common Stock that may be acquired upon exercise of warrants and 125,000 shares of Common Stock that may be acquired upon conversion of $1 million principal amount of our 2006 Debentures), and (b) Jayhawk Investments, L.P.( “Jayhawk Investments”), a Delaware limited partnership, (590,909 shares of Common Stock receivable upon conversion of 136,500 shares of Series 2 Preferred). The foregoing beneficial ownership is based on a conversion rate of 125 shares per $1,000 principal amount of 2006 Debentures. Such beneficial ownership is subject to change based upon the terms of our 2006 Debentures, which provide that (a) at any time prior to September 1, 2006 and on or after March 1, 2009, the conversion rate is 125 shares per $1,000 principal amount of 2006 Debentures, and (b) during the period from September 1, 2006 to February 28, 2009, the conversion rate declines every six months, starting at 141.25 shares and ending at 129.23 shares per $1,000 principal amount of 2006 Debentures. Jayhawk is the general partner and manager of Jayhawk Institutional and Jayhawk Investments and, as such, has sole voting and dispositive power over these shares. Mr. McCarthy disclaims beneficial ownership of all such shares other than his personal holdings. Mr. McCarthy’s address is 8201 Mission Road, Suite 110, Prairie Village, Kansas 66208. See “Certain Relationships and Related Transactions.”

(8)	Paul J. Denby advised the Company that he has voting and dispositive power over 1,143,752 shares of Common Stock (which includes 180,952 shares of Common Stock receivable upon conversion of 41,800 shares of Series 2 Preferred). This number of shares includes 49,329 shares beneficially owned by Mr. Denby’s spouse over which Mr. Denby shares voting and dispositive power. Mr. Denby’s address is 4613 Redwood Court, Irving, Texas 75038.

(9)	James W. Sight has sole voting and dispositive power over 875,521 shares of Common Stock (which includes 153,368 shares of Common Stock receivable upon conversion of 35,428 shares of Series 2 Preferred). Mr. Sight’s address is 8500 College Boulevard, Overland Park, Kansas 66210.

Security Ownership of Management The following table sets forth certain information obtained from the directors of the Company and the directors and executive officers of the Company as a group as to their beneficial ownership of our voting Common Stock and voting Preferred Stock as of March 20, 2006.

Name of Beneficial Owner	Title of Class	Amount of Shares Beneficially Owned (1)		Percent of Class+
Raymond B. Ackerman	Common	21,000	(2)	*
Robert C. Brown, M.D.	Common	208,329	(3)	1.5%
Charles A. Burtch	Common	15,000	(4)	*
Grant J. Donovan	Common	42,951	(5)	*
Dr. N. Allen Ford	Common	1,432	(6)	*
Barry H. Golsen	Common Voting Preferred	3,170,062 1,016,000	(7) (7)	21.4 99.5	% %
Jack E. Golsen	Common Voting Preferred	3,910,543 1,020,000	(8) (8)	25.9 99.9	% %
David R. Goss	Common	311,872	(9)	2.2%
Bernard G. Ille	Common	45,000	(10)	*
Donald W. Munson	Common	16,432	(11)	*
Horace G. Rhodes	Common	20,000	(12)	*
David M. Shear	Common	173,000	(13)	1.2%
Tony M. Shelby	Common	359,629	(14)	2.6%
Directors and Executive Officers as a group number (14 persons)	Common Voting Preferred	5,908,153 1,020,000	(15)	36.9 99.9	% %

*	Less than 1%.

+	See footnote + to the table under “Security Ownership of Certain Beneficial Owners.”

(1)	The Company based the information, with respect to beneficial ownership, on information furnished by each director or officer, contained in filings made with the Securities and Exchange Commission, or contained in the Company’s records. As of March 20, 2006, John A. Shelley did not beneficially own any of our voting Common Stock or voting Preferred Stock.

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

(3)	The amount shown includes 15,000 shares of Common Stock that Dr. Brown may acquire pursuant to currently exercisable non-qualified stock options granted to him by the Company. The shares, with respect to which Dr. Brown shares the voting and dispositive power, consists of 122,516 shares owned by Dr. Brown’s wife, 50,727 shares owned by Robert C. Brown, M.D., Inc., a corporation wholly-owned by Dr. Brown, and 20,086 shares held by the Robert C. Brown M.D., Inc. Employee Profit Sharing Plan, of which Dr. Brown serves as the trustee. The amount shown does not include 19,914 shares owned directly, or through trusts, by the children of Dr. Brown and the son-in-law of Dr. Brown, David M. Shear, all of which Dr. Brown disclaims beneficial ownership.

(4)	Mr. Burtch has sole voting and dispositive power over these shares, which may be acquired by Mr. Burtch pursuant to currently exercisable non-qualified stock options granted to him by the Company.

(5)	The amount includes (a) 42,451 shares of common stock, including 30,251 shares that Mr. Donovan has the right to acquire upon conversion of 6,988 shares of Series 2 Preferred, over which Mr. Donovan has the sole voting and dispositive power, and (b) 500 shares owned of record by Mr. Donovan’s wife, voting and dispositive power of which are shared by Mr. Donovan and his wife.

(6)	The amount includes (a) 1,000 shares of common stock which Dr. Ford has sole voting and dispositive power, and (b) 432 shares that Dr. Ford’s wife has the right to acquire upon conversion of 100 shares of Series 2 Preferred.

(7)	See footnotes (3), (4), and (6) of the table under “Security Ownership of Certain Beneficial Owners” for a description of the amount and nature of the shares beneficially owned by B. Golsen.

(8)	See footnotes (3), (4), and (6) of the table under “Security Ownership of Certain Beneficial Owners” for a description of the amount and nature of the shares beneficially owned by J. Golsen.

(9)	Mr. Goss has the sole voting and dispositive power over these shares, which include 200,000 shares that Mr. Goss has the right to acquire within 60 days pursuant to options granted under the Company’s stock option plans.

(10)	The amount includes (a) 25,000 shares of common stock, including 15,000 shares that Mr. Ille may purchase pursuant to currently exercisable non-qualified stock options, over which Mr. Ille has the sole voting and dispositive power, and (b) 20,000 shares owned of record by Mr. Ille’s wife, voting and dispositive power of which are shared by Mr. Ille and his wife.

(11)	Mr. Munson has the sole voting and dispositive power over these shares, which include (a) 432 shares of Common Stock that Mr. Munson has the right to acquire upon conversion of 100 shares of Series 2 Preferred and (b) 15,000 shares that Mr. Munson may purchase pursuant to currently exercisable non-qualified stock options.

(12)	Mr. Rhodes has sole voting and dispositive power over these shares, which include 15,000 shares that may be acquired by Mr. Rhodes pursuant to currently exercisable non-qualified stock options granted to him by the Company.

(13)	Mr. Shear has the sole voting and dispositive power over these shares, which include 164,544 shares that Mr. Shear has the right to acquire within 60 days pursuant to options granted under the Company’s stock option plans. This amount does not include, and Mr. Shear disclaims beneficial ownership of, the shares beneficially owned by Mr. Shear’s wife, which consist of 12,240 shares over which she has the sole voting and dispositive power, 24,760 shares that she has the right to acquire within 60 days pursuant to options granted under the Company’s stock option plans, and 281,708 shares, the beneficial ownership of which is disclaimed by her, that are held by trusts of which she is the trustee.

(14)	Mr. Shelby has the sole voting and dispositive power over these shares, which include 200,000 shares that Mr. Shelby has the right to acquire within 60 days pursuant to options granted under the Company’s stock option plans and 15,151 shares that Mr. Shelby has the right to acquire upon conversion of 3,500 shares of Series 2 Preferred.

(15)	The amount shown includes 1,085,044 shares of Common Stock that executive officers, directors, or entities controlled by executive officers and directors of the Company have the right to acquire within 60 days.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

Prime and John A. Shelley In August 1996, Prime made a loan to John A. Shelley (elected a director of the Company during 2005 Annual Meeting) in the principal sum of $50,000, bearing an annual rate of interest of 9%, payable on demand. The loan was evidenced by a demand promissory note and was made as part of his severance package as President when the Company sold Equity Bank. The note was fully reserved by the Company. The Company has never demanded repayment of the principal or any accrued interest under the note. The Company wrote off the note in 2005 prior to the 2005 Annual Meeting.

Jayhawk During March 2006, Jayhawk Institutional, who together with its affiliate, Kent C. McCarthy and Jayhawk, owned beneficially approximately 17.4% of our common stock (which includes shares that may be issued upon conversion of outstanding preferred stock and exercise of an outstanding warrant), purchased $1 million principal amount of our 2006 Debentures from us in connection with our private placement of $18 million of the 2006 Debentures. See “Security Ownership of Certain Beneficial Owners and Management Related Stockholders

Matters – Security Ownership of Certain Beneficial Owners” and “Sale of Unregistered Securities” under Item 5.

Effective March 25, 2003, the Company completed a private placement to Jayhawk Institutional of 450,000 shares of its common stock and a five-year warrant to purchase up to 112,500 share of its common stock at an exercise price of $3.49 per share, subject to anti-dilution adjustments under certain conditions. The total price paid by Jayhawk Institutional to the Company for the shares of common stock and the warrant was $1,570,500. Jayhawk has certain registration rights.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Independent Registered Public Accounting Firm

Audit Fees

The aggregate fees billed by Ernst & Young LLP for professional services rendered for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2005 and 2004, for the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q for those fiscal years, and for review of documents filed with the Securities and Exchange Commission for those fiscal years were approximately $679,500 and $613,500, respectively.

Audit-Related Fees

Ernst & Young LLP billed the Company $231,300 and $139,800 during 2005 and 2004, respectively, for audit-related services, which included benefit plan audit and accounting consultations which included assistance with the SEC comment letters and related restatements during 2005.

Tax Fees

Ernst & Young LLP billed $112,943 and $101,209 during 2005 and 2004, respectively, for tax services to the Company, which included tax return review and preparation and tax consultations and planning.

All Other Fees

The Company did not engage its accountants to provide any other services for the fiscal years ended December 31, 2005 and 2004.

Engagement of the Independent Registered Public Accounting Firm

The Audit Committee is responsible for approving all engagements with Ernst & Young LLP to perform audit or non-audit services for us prior to us engaging Ernst & Young LLP to provide those services. All of the services under the headings Audit Related, Tax Services, and All Other Fees were approved by the Audit Committee in accordance with paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X of the Exchange Act. The Audit Committee of the Company’s Board of

Directors has considered whether Ernst & Young LLP’s provision of the services described above for the fiscal years ended December 31, 2005 and 2004 is compatible with maintaining its independence.

Audit Committee’s Pre-Approval Policies and Procedures All audit and non-audit services that may be provided by our principal accountant, Ernst & Young LLP to the Company require pre-approval by the Audit Committee. Further, Ernst & Young LLP shall not provide those services to the Company specifically prohibited by the Securities and Exchange Commission, including bookkeeping or other services related to the accounting records or financial statements of the audit client; financial information systems design and implementation; appraisal or valuation services, fairness opinion, or contribution-in-kind reports; actuarial services; internal audit outsourcing services; management functions; human resources; broker-dealer, investment adviser, or investment banking services; legal services and expert services unrelated to the audit; and any other service that the Public Company Accounting Oversight Board determines, by regulation, is impermissible.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

The following consolidated financial statements of the Company appear immediately following this Part IV:

Pages

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets at December 31, 2005 and 2004	F-3 to F-4

Consolidated Statements of Income for each of the three years in the period ended December 31, 2005	F-5

Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2005	F-6

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2005	F-7 to F-8

Notes to Consolidated Financial Statements	F-9 to F-63

Quarterly Financial Data (Unaudited)	F-64 to F-66

(a) (2) Financial Statement Schedules

The Company has included the following schedules in this report:

I - Condensed Financial Information of Registrant	F-67 to F-70

II - Valuation and Qualifying Accounts	F-71 to F-72

We have omitted all other schedules because the conditions requiring their filing do not exist or because the required information appears in our Consolidated Financial Statements, including the notes to those statements.

(a)(3) Exhibits

3.1	Restated Certificate of Incorporation, the Certificate of Designation dated February 17, 1989 and certificate of Elimination dated April 30, 1993 which the Company hereby incorporates by reference from Exhibit 4.1 to the Company’s Registration Statement, No. 33-61640; Certificate of Designation for the Company’s $3.25 Convertible Exchangeable Class C Preferred Stock, Series 2, which the Company hereby incorporates by reference from Exhibit 4.6 to the Company’s Registration Statement, No. 33-61640.

3.2	Certificate of Designations of LSB Industries, Inc., relating to the issuance of a new series of Class C Preferred Stock, which the Company hereby incorporates by reference form Exhibit 10.3 to the Company’s Form 10-Q for the fiscal quarter ended September 30, 2001.

3.3	Bylaws, as amended, which the Company hereby incorporates by reference from Exhibit 3(ii) to the Company’s Form 10-Q for the quarter ended June 30, 1998. See SEC file number 001-07677

4.1	Specimen Certificate for the Company’s Non-cumulative Preferred Stock, having a par value of $100 per share.

4.2	Specimen Certificate for the Company’s Series B Preferred Stock, having a par value of $100 per share, which the Company hereby incorporates by reference from Exhibit 4.27 to the Company’s Registration Statement No. 33-9848.

4.3	Specimen Certificate for the Company’s Series 2 Preferred, which the Company hereby incorporates by reference from Exhibit 4.5 to the Company’s Registration Statement No. 33-61640.

4.4	Specimen of Certificate of Series D 6% Cumulative, Convertible Class C Preferred Stock which the Company hereby incorporates by reference from Exhibit 4.1 to the Company’s Form 10-Q for the fiscal quarter ended September 30, 2001.

4.5	Specimen Certificate for the Company’s Common Stock, which the Company incorporates by reference from Exhibit 4.4 to the Company’s Registration Statement No. 33-61640.

4.6	Renewed Rights Agreement, dated January 6, 1999 between the Company and Bank One, N.A., which the Company hereby incorporates by reference from Exhibit No. 1 to the Company’s Form 8-A Registration Statement, dated January 27, 1999.

4.7	Indenture, dated as of November 26, 1997 by and among ThermaClime, Inc., the Subsidiary Guarantors and Bank One, NA, as trustee, which the Company hereby incorporates by reference from Exhibit 4.1 to the Company’s Form 8-K, dated November 26, 1997. See SEC file number 001-07677

4.8	First Supplemental Indenture, dated February 8, 1999 by and among ThermaClime, Inc., the Guarantors, and Bank One N.A., which the Company hereby incorporates by reference from Exhibit 4.19 to the Company’s Form 10-K for the year ended December 31, 1998. See SEC file number 001-07677

4.9	Fifth Supplemental Indenture, dated May 24, 2002 among the Company, the Guarantors, and Bank One, N.A, which the Company hereby incorporates by reference from Exhibit 4.3 to the Company’s Form 8-K, dated May 24, 2002.

4.10	Form of 10 3/4% Series B Senior Notes due 2007 which the Company hereby incorporates by reference from Exhibit 4.3 to the ThermaClime Registration Statement, No. 333-44905.

4.11	Loan and Security Agreement, dated April 13, 2001 by and among LSB Industries, Inc., ThermaClime and each of its Subsidiaries that are Signatories, the Lenders that are Signatories and Foothill Capital Corporation, which the Company hereby incorporates by reference from Exhibit 10.51 to ThermaClime, Inc.’s amendment No. 1 to Form 10-K for the fiscal year ended December 31, 2000. See SEC file number 001-07677

4.12	Second Amendment to Loan and Security Agreement, dated May 24, 2002 by and among the Company, LSB, certain subsidiaries of the Company, Foothill Capital Corporation and Congress Financial Corporation (Southwest), which the Company hereby incorporates by reference from Exhibit 4.1 to the Company’s Form 8-K, dated May 24, 2002. Omitted are exhibits and schedules attached thereto. The Agreement contains a list of such exhibits and schedules, which the Company agrees to file with the Commission supplementally upon the Commission’s request.

4.13	Third Amendment, dated as of November 18, 2002 to the Loan and Security Agreement dated as of April 13, 2001 as amended by the First Amendment dated as of August 3, 2001 and the second Amendment dated as of May 24, 2002 by and among LSB Industries, Inc., ThermaClime, Inc., and certain subsidiaries of ThermaClime, Congress Financial Corporation (Southwest) and Foothill Capital Corporation which the Company hereby incorporates by reference from Exhibit 4.1 to the Company’s Form 10-Q for the fiscal quarter ended September 30, 2002.

4.14	Fourth Amendment, dated as of March 3, 2003 to the Loan and Security Agreement dated as of April 13, 2001 as amended by the First, Second, and Third Amendments, by and among LSB Industries, Inc., ThermaClime, Inc., and certain subsidiaries of ThermaClime, Inc., Congress Financial Corporation (Southwest) and Foothill Capital Corporation, which the Company hereby incorporates by reference from Exhibit 4.18 to the Company’s Form 10-K for the fiscal year ended December 31, 2002.

4.15	Fifth Amendment, dated as of December 31, 2003 to the Loan and Security Agreement dated as of April 13, 2001 as amended by the First, Second, Third and Fourth

Amendments, by and among LSB Industries, Inc., ThermaClime, Inc., and certain subsidiaries of ThermaClime, Inc., Congress Financial Corporation (Southwest) and Wells Fargo Foothill, Inc., which the Company hereby incorporates by reference from Exhibit 4.15 to the Company’s Form 10-K for the fiscal year ended December 31, 2004.

4.16	Waiver and Consent, dated March 25, 2004 to the Loan and Security Agreement, dated as of April 13, 2001 (as amended to date), by and among LSB Industries, Inc., ThermaClime, Inc., and certain subsidiaries of ThermaClime, Inc. and Wells Fargo Foothill, Inc. which the Company hereby incorporates by reference from Exhibit 4.16 to the Company’s Form 10-K for the fiscal year ended December 31, 2004.

4.17	Sixth Amendment, dated as of June 29, 2004 to the Loan and Security Agreement dated as of April 13, 2001 as amended, by and among LSB Industries, Inc., ThermaClime, Inc. and certain subsidiaries of ThermaClime, Inc., Congress Financial Corporation (Southwest) and Wells Fargo Foothill, Inc., which the Company hereby incorporates by reference from Exhibit 4.1 to the Company’s Form 10-Q for the fiscal quarter ended September 30, 2004.

4.18	Seventh Amendment, dated as of September 15, 2004 to the Loan and Security Agreement dated as of April 13, 2001 as amended, by and among LSB Industries, Inc., ThermaClime, Inc. and certain subsidiaries of ThermaClime, Inc., Congress Financial Corporation (Southwest) and Wells Fargo Foothill, Inc., which the Company hereby incorporates by reference from Exhibit 4.2 to the Company’s Form 10-Q for the fiscal quarter ended September 30, 2004.

4.19	Eighth Amendment to Loan and Security Agreement, dated February 28, 2005, between LSB Industries, Inc., ThermaClime, Inc., the subsidiaries of ThermaClime, Inc. that are signatories thereto, and Wells Fargo Foothill, Inc., as arranger and administrative agent for various lenders, which the Company hereby incorporates by reference from Exhibit 10.1 to the Company’s Form 8-K, dated February 28, 2005.

4.20	Ninth amendment to Loan and Security Agreement, dated February 22, 2006, between LSB Industries, Inc., ThermaClime, Inc., the subsidiaries of ThermaClime, Inc. that are signatories thereto, and Wells Fargo Foothill, Inc., as arranger and administrative agent for various lenders.

4.21	Loan Agreement, dated September 15, 2004 between ThermaClime, Inc. and certain subsidiaries of ThermaClime, Inc., Cherokee Nitrogen Holdings, Inc., Orix Capital Markets, L.L.C. and LSB Industries, Inc. (“Loan Agreement”) which the Company hereby incorporates by reference from Exhibit 4.1 to the Company’s Form 8-K, dated September 16, 2004. The Loan Agreement lists numerous Exhibits and Schedules that are attached thereto, which will be provided to the Commission upon the commission’s request.

4.22	First Amendment, dated February 18, 2005 to Loan Agreement, dated as of September 15, 2004, among ThermaClime, Inc., and certain subsidiaries of ThermaClime, Cherokee Nitrogen Holdings, Inc., and Orix Capital Markets, L.L.C. which the

Company hereby incorporates by reference from Exhibit 4.21 to the Company’s Form 10-K for the year ended December 31, 2004.

4.23	Waiver and Consent, dated as of January 1, 2006 to the Loan Agreement dated as of September 15, 2004 among ThermaClime, Inc., and certain subsidiaries of ThermaClime, Inc., Cherokee Nitrogen Holdings, Inc., Orix Capital Markets, L.L.C. and LSB Industries, Inc.

10.1	Limited Partnership Agreement dated as of May 4, 1995 between the general partner, and LSB Holdings, Inc., an Oklahoma Corporation, as limited partner which the Company hereby incorporates by reference from Exhibit 10.11 to the Company’s Form 10-K for the fiscal year ended December 31, 1995. See SEC file number 001-07677.

10.2	Form of Death Benefit Plan Agreement between the Company and the employees covered under the plan.

10.3	The Company’s 1993 Stock Option and Incentive Plan.

10.4	First Amendment to Non-Qualified Stock Option Agreement, dated March 2, 1994 and Second Amendment to Stock Option Agreement, dated April 3, 1995 each between the Company and Jack E. Golsen, which the Company hereby incorporates by reference from Exhibit 10.1 to the Company’s Form 10-Q for the fiscal quarter ended March 31, 1995. See SEC file number 001-07677.

10.5	Non-Qualified Stock Option Agreement, dated April 22, 1998 between the Company and Robert C. Brown, M.D., which the Company hereby incorporates by reference from Exhibit 10.43 to the Company’s Form 10-K for the fiscal year ended December 31, 1998. The Company entered into substantially identical agreements with Bernard G. Ille, Raymond B. Ackerman, Horace G. Rhodes, and Donald W. Munson. The Company will provide copies of these agreements to the Commission upon request. See SEC file number 001-07677.

10.6	The Company’s 1998 Stock Option and Incentive Plan, which the Company hereby incorporates by reference from Exhibit 10.44 to the Company’s Form 10-K for the year ended December 31, 1998. See SEC file number 001-07677.

10.7	LSB Industries, Inc. 1998 Stock Option and Incentive Plan, which the Company hereby incorporates by reference from Exhibit “B” to the LSB Proxy Statement, dated May 24, 1999 for Annual Meeting of Stockholders. See SEC file number 001-07677.

10.8	LSB Industries, Inc. Outside Directors Stock Option Plan, which the Company hereby incorporates by reference from Exhibit “C” to the LSB Proxy Statement, dated May 24, 1999 for Annual Meeting of Stockholders. See SEC file number 001-07677.

10.9	Nonqualified Stock Option Agreement, dated November 7, 2002 between the Company and John J. Bailey Jr, which the Company hereby incorporates by reference from Exhibit 55 to the Company’s Form 10-K/A Amendment No.1 for the fiscal year ended December 31, 2002.

10.10	Nonqualified Stock Option Agreement, dated November 29, 2001 between the Company and Dan Ellis, which the Company hereby incorporates by reference from Exhibit 10.56 to the Company’s Form 10-K/A Amendment No.1 for the fiscal year ended December 31, 2002.

10.11	Nonqualified Stock Option Agreement, dated July 20, 2000 between the Company and Claude Rappaport for the purchase of 80,000 shares of common stock, which the Company hereby incorporates by reference from Exhibit 10.57 to the Company’s Form 10-K/A Amendment No.1 for the fiscal year ended December 31, 2002. Substantially similar nonqualified stock option agreements were entered into with Mr. Rappaport (40,000 shares at an exercise price of $1.25 per share, expiring on July 20, 2009), (5,000 shares at an exercise price of $5.362 per share, expiring on July 20, 2007), and (60,000 shares at an exercise price of $1.375 per share, expiring on July 20, 2009), copies of which will be provided to the Commission upon request.

10.12	Nonqualified Stock Option Agreement, dated July 8, 1999 between the Company and Jack E. Golsen, which the Company hereby incorporates by reference from Exhibit 10.58 to the Company’s Form 10-K/A Amendment No.1 for the fiscal year ended December 31, 2002. Substantially similar nonqualified stock options were granted to Barry H. Golsen (55,000 shares), Stephen J. Golsen (35,000 shares), David R. Goss (35,000 shares), Tony M. Shelby (35,000 shares), David M. Shear (35,000 shares) and five other employees (165,000 shares), copies of which will be provided to the Commission upon request.

10.13	Severance Agreement, dated January 17, 1989 between the Company and Jack E. Golsen. The Company also entered into identical agreements with Tony M. Shelby, David R. Goss, Barry H. Golsen, David M. Shear, and Jim D. Jones and the Company will provide copies thereof to the Commission upon request.

10.14	Employment Agreement and Amendment to Severance Agreement dated January 12, 1989 between the Company and Jack E. Golsen, dated March 21, 1996 which the Company hereby incorporates by reference from Exhibit 10.15 to the Company’s Form 10-K for fiscal year ended December 31, 1995. See SEC file number 001-07677.

10.15	First Amendment to Employment Agreement, dated April 29, 2003 between the Company and Jack E. Golsen, which the Company hereby incorporates by reference from Exhibit 10.52 to the Company’s Form 10-K/A Amendment No.1 for the fiscal year ended December 31, 2002.

10.16	Baytown Nitric Acid Project and Supply Agreement dated June 27, 1997 by and among El Dorado Nitrogen Company, El Dorado Chemical Company and Bayer Corporation which the Company hereby incorporates by reference from Exhibit 10.2 to the Company’s Form 10-Q for the fiscal quarter ended June 30, 1997. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF COMMISSION ORDER CF #5551, DATED SEPTEMBER 25, 1997 GRANTING A REQUEST FOR CONFIDENTIAL TREATMENT UNDER THE FREEDOM OF INFORMATION ACT AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. See SEC file number 001-07677.

10.17	First Amendment to Baytown Nitric Acid Project and Supply Agreement, dated February 1, 1999 between El Dorado Nitrogen Company and Bayer Corporation, which the Company hereby incorporates by reference from Exhibit 10.30 to the Company’s Form 10-K for the year ended December 31, 1998. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF COMMISSION ORDER CF #7927, DATED JUNE 9, 1999 GRANTING A REQUEST FOR CONFIDENTIAL TREATMENT UNDER THE FREEDOM OF INFORMATION ACT AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. See SEC file number 001-07677.

10.18	Service Agreement, dated June 27, 1997 between Bayer Corporation and El Dorado Nitrogen Company which the Company hereby incorporates by reference from Exhibit 10.3 to the Company’s Form 10-Q for the fiscal quarter ended June 30, 1997. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF COMMISSION ORDER CF #5551, DATED SEPTEMBER 25, 1997, GRANTING A REQUEST FOR CONFIDENTIAL TREATMENT UNDER THE FREEDOM OF INFORMATION ACT AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. See SEC file number 001-07677.

10.19	Ground Lease dated June 27, 1997 between Bayer Corporation and El Dorado Nitrogen Company which the Company hereby incorporates by reference from Exhibit 10.4 to the Company’s Form 10-Q for the fiscal quarter ended June 30, 1997. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF COMMISSION ORDER CF #5551, DATED SEPTEMBER 25, 1997 GRANTING A REQUEST FOR CONFIDENTIAL TREATMENT UNDER THE FREEDOM OF INFORMATION ACT AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. See SEC file number 001-07677.

10.20	Participation Agreement, dated as of June 27, 1997 among El Dorado Nitrogen Company, Boatmen’s Trust Company of Texas as Owner Trustee, Security Pacific Leasing Corporation, as Owner Participant and a Construction Lender, Wilmington Trust Company, Bayerische Landes Bank, New York Branch, as a Construction Lender and the Note Purchaser, and Bank of America National Trust and Savings Association, as Construction Loan Agent which the Company hereby incorporates by reference from Exhibit 10.5 to the Company’s Form 10-Q for the fiscal quarter ended June 30, 1997. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF COMMISSION ORDER CF #5551, DATED SEPTEMBER 25, 1997

GRANTING A REQUEST FOR CONFIDENTIAL TREATMENT UNDER THE FREEDOM OF INFORMATION ACT AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. See SEC file number 001-07677.

10.21	Lease Agreement, dated as of June 27, 1997 between Boatmen’s Trust Company of Texas as Owner Trustee and El Dorado Nitrogen Company which the Company hereby incorporates by reference from Exhibit 10.6 to the Company’s Form 10-Q for the fiscal quarter ended June 30, 1997. See SEC file number 001-07677.

10.22	Security Agreement and Collateral Assignment of Construction Documents, dated as of June 27, 1997 made by El Dorado Nitrogen Company which the Company hereby incorporates by reference from Exhibit 10.7 to the Company’s Form 10-Q for the fiscal quarter ended June 30, 1997. See SEC file number 001-07677.

10.23	Security Agreement and Collateral Assignment of Facility Documents, dated as of June 27, 1997 made by El Dorado Nitrogen Company and consented to by Bayer Corporation which the Company hereby incorporates by reference from Exhibit 10.8 to the Company’s Form 10-Q for the fiscal quarter ended June 30, 1997. See SEC file number 001-07677.

10.24	Loan Agreement dated December 23, 1999 between Climate Craft, Inc. and the City of Oklahoma City, which the Company hereby incorporates by reference from Exhibit 10.49 to the Company’s Amendment No. 2 to its 1999 Form 10-K. See SEC file number 001-07677.

10.25	Assignment, dated May 8, 2001 between Climate Master, Inc. and Prime Financial Corporation, which the Company hereby incorporates by reference from Exhibit 10.2 to the Company’s Form 10-Q for the fiscal quarter ended March 31, 2001.

10.26	Agreement for Purchase and Sale, dated April 10, 2001 by and between Prime Financial Corporation and Raptor Master, L.L.C. which the Company hereby incorporates by reference from Exhibit 10.3 to the Company’s Form 10-Q for the fiscal quarter ended March 31, 2001.

10.27	Amended and Restated Lease Agreement, dated May 8, 2001 between Raptor Master, L.L.C. and Climate Master, Inc. which the Company hereby incorporates by reference from Exhibit 10.4 to the Company’s Form 10-Q for the fiscal quarter ended March 31, 2001.

10.28	Option Agreement, dated May 8, 2001 between Raptor Master, L.L.C. and Climate Master, Inc., which the Company hereby incorporates by reference from Exhibit 10.5 to the Company’s Form 10-Q for the fiscal quarter ended March 31, 2001.

10.29	Stock Purchase Agreement, dated September 30, 2001 by and between Summit Machinery Company and SBL Corporation, which the Company hereby incorporates by reference from Exhibit 10.1 to the Company’ Form 10-Q for the fiscal quarter ended September 30, 2001.

10.30	Asset Purchase Agreement, dated October 22, 2001 between Orica USA, Inc. and El Dorado Chemical Company and Northwest Financial Corporation, which the Company hereby incorporates by reference from Exhibit 99.1 to the Company’s Form 8-K dated December 28, 2001. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT. THE OMITTED INFORMATION HAS BEEN FILED SEPARATELY WITH THE SECRETARY OF THE SECURITIES AND EXCHANGE COMMISSION FOR PURPOSES OF SUCH REQUEST.

10.31	AN Supply Agreement, dated November 1, 2001 between Orica USA, Inc. and El Dorado Company, which the Company hereby incorporates by reference from Exhibit 99.2 to the Company’s Form 8-K dated December 28, 2001. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT. THE OMITTED INFORMATION HAS BEEN FILED SEPARATELY WITH THE SECRETARY OF THE SECURITIES AND EXCHANGE COMMISSION FOR PURPOSES OF SUCH REQUEST.

10.32	Ammonium Nitrate Sales Agreement between Nelson Brothers, L.L.C. and Cherokee Nitrogen Company, which the Company hereby incorporates by reference from Exhibit 99.3 to the Company’s Form 8-K dated December 28, 2001. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT. THE OMITTED INFORMATION HAS BEEN FILED SEPARATELY WITH THE SECRETARY OF THE SECURITIES AND EXCHANGE COMMISSION FOR PURPOSES OF SUCH REQUEST.

10.33	Agreement, dated August 1, 2004, between El Dorado Chemical Company and Paper, Allied-Industrial, Chemical and Energy Workers International Union AFL-CIO and its Local 5-434, which the Company hereby incorporates by reference from Exhibit 10.36 to the Company’s Form 10-K for the fiscal year ended December 31, 2004.

10.34	Agreement, dated October 17, 2004, between El Dorado Chemical Company and International Association of Machinists and Aerospace Workers, AFL-CIO Local No. 224, which the Company hereby incorporates by reference from Exhibit 10.37 to the Company’s Form 10-K for the fiscal year ended December 31, 2004.

10.35	Agreement, dated November 12, 2004, between The United Steelworkers of America International Union, AFL-CIO, CLC, Cherokee Local No. 417-G and Cherokee Nitrogen Division of El Dorado Chemical Company, which the Company hereby incorporates by reference from Exhibit 10.38 to the Company’s Form 10-K for the fiscal year ended December 31, 2004.

10.36	Warrant, dated May 24, 2002 granted by the Company to a Lender for the right to purchase up to 132,508 shares of the Company’s common stock at an exercise price of $0.10 per share, which the Company hereby incorporates by reference from Exhibit 99.1 to the Company’s Form 8-K, dated May 24, 2002. Four substantially similar Warrants, dated May 24, 2002 for the purchase of an aggregate additional 463,077 shares at an exercise price of $0.10 were issued. Copies of these Warrants will be provided to the Commission upon request.

10.37	Asset Purchase Agreement, dated as of December 6, 2002 by and among Energetic Systems Inc. LLC, UTeC Corporation, LLC, SEC Investment Corp. LLC, DetaCorp Inc. LLC, Energetic Properties, LLC, Slurry Explosive Corporation, Universal Tech Corporation, El Dorado Chemical Company, LSB Chemical Corp., LSB Industries, Inc. and Slurry Explosive Manufacturing Corporation, LLC, which the Company hereby incorporates by reference from Exhibit 2.1 to the Company’s Form 8-K, dated December 12, 2002. The asset purchase agreement contains a brief list identifying all schedules and exhibits to the asset purchase agreement. Such schedules and exhibits are not filed herewith, and the Registrant agrees to furnish supplementally a copy of the omitted schedules and exhibits to the commission upon request.

10.38	Anhydrous Ammonia Sales Agreement, dated effective January 3, 2005 between Koch Nitrogen Company and El Dorado Chemical Company which the Company hereby incorporates by reference from Exhibit 10.41 to the Company’s Form 10-K for the year ended December 31, 2004. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT. THE OMITTED INFORMATION HAS BEEN FILED SEPARATELY WITH THE SECRETARY OF THE SECURITIES AND EXCHANGE COMMISSION FOR PURPOSES OF SUCH REQUEST.

10.39	Warrant Agreement, dated March 25, 2003 between LSB Industries, Inc. and Jayhawk Institutional Partners, L.P., which the Company hereby incorporates by reference from Exhibit 10.51 to the Company’s Form 10-K for the fiscal year ended December 31, 2002.

10.40	Registration Rights Agreement, dated March 25, 2003 among LSB Industries, Inc., Kent C. McCarthy, Jayhawk Capital management, L.L.C., Jayhawk Investments, L.P. and Jayhawk Institutional Partners, L.P., which the Company hereby incorporates by reference from Exhibit 10.49 to the Company’s Form 10-K for the fiscal year ended December 31, 2002.

10.41	Subscription Agreement, dated March 25, 2003 by and between LSB Industries, Inc. and Jayhawk Institutional Partners, L.P., which the Company hereby incorporates by reference from Exhibit 10.50 to the Company’s Form 10-K for the fiscal year ended December 31, 2002.

10.42	First Amendment to Anhydrous Ammonia Sales Agreement, dated effective August 29, 2005 between Koch Nitrogen Company and El Dorado Chemical Company. CERTAIN

INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT. THE OMITTED INFORMATION HAS BEEN FILED SEPARATELY WITH THE SECRETARY OF THE SECURITIES AND EXCHANGE COMMISSION FOR PURPOSES OF SUCH REQUEST.

10.43	Second Amendment and Extension of Stock Purchase Option, effective July 1, 2004, between LSB Holdings, Inc., an Oklahoma corporation and Dr. Hauri AG, a Swiss corporation, which the Company hereby incorporates by reference from Exhibit 10.1 to the Company’s Form 10-Q for the fiscal quarter ended September 30, 2004.

10.44	Debt Forgiveness Agreement, effective July 1, 2004, by and between Companie Financiere du Taraois, a French corporation and LSB Holding, Inc., an Oklahoma corporation which the Company hereby incorporates by reference from Exhibit 10.2 to the Company’s Form 10-Q for the fiscal quarter ended September 30, 2004.

14.1	Code of Ethics for CEO and Senior Financial Officers of Subsidiaries of LSB Industries, Inc., which the Company hereby incorporates by reference from Exhibit 14.1 to the Company’s Form 10-K for the fiscal year ended December 31, 2003.

21.1	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Jack E. Golsen, Chief Executive Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 302.

31.2	Certification of Tony M. Shelby, Chief Financial Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 302.

32.1	Certification of Jack E. Golsen, Chief Executive Officer, furnished pursuant to Sarbanes-Oxley Act of 2002, Section 906.

32.2	Certification of Tony M. Shelby, Chief Financial Officer, furnished pursuant to Sarbanes-Oxley Act of 2002, Section 906.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LSB INDUSTRIES, INC.

Dated:	By:	/s/ Jack E. Golsen
March 31, 2006		Jack E. Golsen
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Dated:	By:	/s/ Tony M. Shelby
March 31, 2006		Tony M. Shelby
Executive Vice President of Finance and Chief Financial Officer
(Principal Financial Officer)

Dated:	By:	/s/ Jim D. Jones
March 31, 2006		Jim D. Jones
Senior Vice President, Corporate Controller and Treasurer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:	By:	/s/ Jack E. Golsen
March 31, 2006		Jack E. Golsen, Director

Dated:	By:	/s/ Tony M. Shelby
March 31, 2006		Tony M. Shelby, Director

Dated:	By:	/s/ David R. Goss
March 31, 2006		David R. Goss, Director

Dated:	By:	/s/ Barry H. Golsen
March 31, 2006		Barry H. Golsen, Director

Dated:	By:	/s/ Robert C. Brown MD
March 31, 2006		Robert C. Brown MD, Director

Dated:	By:	/s/ Bernard G. Ille
March 31, 2006		Bernard G. Ille, Director

Dated:	By:	/s/ Raymond B. Ackerman
March 31, 2006		Raymond B. Ackerman, Director

Dated:	By:	/s/ Horace G. Rhodes
March 31, 2006		Horace G. Rhodes, Director

Dated:	By:	/s/ Donald W. Munson
March 31, 2006		Donald W. Munson , Director

Dated:	By:	/s/ Charles A. Burtch
March 31, 2006		Charles A. Burtch, Director

Dated:	By:	/s/ John A. Shelley
March 31, 2006		John A. Shelley, Director

Dated:	By:	/s/ Grant J. Donovan
March 31, 2006		Grant J. Donovan, Director

Dated:	By:	/s/ Dr. N. Allen Ford
March 31, 2006		Dr. N. Allen Ford, Director

LSB Industries, Inc.

Consolidated Financial Statements

for Inclusion in Form 10-K

Years ended December 31, 2005, 2004 and 2003

Report of Independent Registered

Public Accounting Firm

The Board of Directors and Stockholders of LSB Industries, Inc.

We have audited the accompanying consolidated balance sheets of LSB Industries, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LSB Industries, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective March 31, 2004 the Company adopted FASB Interpretation No. 46, Consolidation of Variable Interest Entities.

ERNST & YOUNG LLP

Oklahoma City, Oklahoma

March 30, 2006

LSB Industries, Inc.

Consolidated Balance Sheets

	December 31,
	2005	2004
	(In Thousands)
Assets
Current assets:
Cash	$4,653	$1,020
Restricted cash	177	158
Accounts receivable, net	49,437	42,541
Inventories	37,271	28,657
Supplies, prepaid items and other:
Deferred rent expense	—	938
Prepaid insurance	3,453	4,498
Precious metals	4,987	5,616
Other	4,432	3,736

Total supplies, prepaid items and other	12,872	14,788

Total current assets	104,410	87,164
Property, plant and equipment, net	74,082	70,219
Other assets:
Debt issuance and other debt-related costs, net	2,573	2,517
Investment in affiliate	3,368	3,111
Goodwill	1,724	1,724
Other, net	2,806	2,833

Total other assets	10,471	10,185

	$188,963	$167,568

(Continued on following page)

LSB Industries, Inc.

Consolidated Balance Sheets (continued)

	December 31,
	2005	2004
	(In Thousands)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$31,687	$27,698
Short-term financing and drafts payable	2,790	3,707
Accrued liabilities	23,219	17,080
Current portion of long-term debt	3,348	4,833

Total current liabilities	61,044	53,318
Long-term debt	108,776	101,674
Other noncurrent liabilities	5,687	4,178
Commitments and contingencies (Note 11)
Stockholders’ equity:
Series B 12% cumulative, convertible preferred stock, $100 par value; 20,000 shares issued and outstanding; aggregate liquidation preference of $3,440,000 in 2005 ($3,200,000 in 2004)	2,000	2,000
Series 2 $3.25 convertible, exchangeable Class C preferred stock, $50 stated value; 623,550 shares issued; aggregate liquidation preference of $43,963,000 in 2005 ($42,234,000 in 2004)	31,177	31,177
Series D 6% cumulative, convertible Class C preferred stock, no par value; 1,000,000 shares issued; aggregate liquidation preference of $1,240,000 in 2005 ($1,180,000 in 2004)	1,000	1,000
Common stock, $.10 par value; 75,000,000 shares authorized, 17,082,265 shares issued (16,400,985 in 2004)	1,708	1,640
Capital in excess of par value	57,547	57,352
Accumulated other comprehensive loss	(990)	(1,280)
Accumulated deficit	(61,738)	(66,840)

	30,704	25,049
Less treasury stock, at cost:
Series 2 preferred, 18,300 shares (5,000 in 2004)	797	200
Common stock, 3,321,607 shares	16,451	16,451

Total stockholders’ equity	13,456	8,398

	$188,963	$167,568

See accompanying notes.

LSB Industries, Inc.

Consolidated Statements of Income

	Year ended December 31,
	2005	2004	2003
	(In Thousands, Except Per Share Amounts)
Net sales	$396,722	$363,608	$316,661
Cost of sales	330,651	310,497	266,750

Gross profit	66,071	53,111	49,911
Selling, general and administrative expense	53,456	49,430	41,884
Other expense (Note 19)	332	1,111	755
Other income (Note 19)	(2,682)	(674)	(730)

Operating income	14,965	3,244	8,002
Interest expense (Note 9)	11,407	7,393	6,097
Provision for loss on notes receivable (Note 2)	—	1,447	—
Gains on extinguishment of debt (Note 9)	—	(4,400)	(258)
Non-operating other income, net (Note 19)	(1,561)	(2,434)	(731)

Income from continuing operations before provision for income taxes, equity in earnings of affiliate and cumulative effect of accounting change	5,119	1,238	2,894
Provision for income taxes	(118)	—	—
Equity in earnings of affiliate (Note 7)	745	668	19

Income from continuing operations before cumulative effect of accounting change	5,746	1,906	2,913
Net loss from discontinued operations (Note 11)	(644)	—	—
Cumulative effect of accounting change (Note 2)	—	(536)	—

Net income	5,102	1,370	2,913
Preferred stock dividend requirements	(2,283)	(2,322)	(2,327)

Net income (loss) applicable to common stock	$2,819	$(952)	$586

Income (loss) per common share:
Basic:
Income (loss) from continuing operations before cumulative effect of accounting change	$.26	$(.03)	$.05
Loss from discontinued operations, net	(.05)	—	—
Cumulative effect of accounting change	—	(.04)	—

Net income (loss)	$.21	$(.07)	$.05

Diluted:
Income (loss) from continuing operations before cumulative effect of accounting change	$.23	$(.03)	$.04
Loss from discontinued operations, net	(.04)	—	—
Cumulative effect of accounting change	—	(.04)	—

Net income (loss)	$.19	$(.07)	$.04

See accompanying notes.

LSB Industries, Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock Shares	Non- Redeemable Preferred Stock	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock - Preferred	Treasury Stock - Common	Total
	(In Thousands)
Balance at December 31, 2002	15,236	$34,427	$1,524	$54,503	$(1,859)	$(71,123)	$(200)	$(16,068)	$1,204
Net income						2,913			2,913
Amortization of cash flow hedge (Note 2)					289				289

Total comprehensive income									3,202
Issuance of 450,000 shares of common stock (Note 13)	450		45	1,526					1,571
Exercise of stock options	131		13	186					199
Conversion of 83 shares of redeemable preferred stock to common stock	3			8					8

Balance at December 31, 2003	15,820	34,427	1,582	56,223	(1,570)	(68,210)	(200)	(16,068)	6,184
Net income						1,370			1,370
Amortization of cash flow hedge (Note 2)					290				290

Total comprehensive income									1,660
Exercise of stock options	579		58	1,145				(383)	820
Acquisition of 5,000 shares of non-redeemable preferred stock (Note 13)		(250)		(21)					(271)
Conversion of 57 shares of redeemable preferred stock to common stock	2			5					5

Balance at December 31, 2004	16,401	34,177	1,640	57,352	(1,280)	(66,840)	(200)	(16,451)	8,398
Net income						5,102			5,102
Amortization of cash flow hedge (Note 2)					290				290

Total comprehensive income									5392
Exercise of warrants (Notes 9 and 13)	586		59	(59)					—
Exercise of stock options	89		8	240					248
Acquisition of 13,300 shares of non-redeemable preferred stock (Note 13)							(597)		(597)
Conversion of 156 shares of redeemable preferred stock to common stock	6		1	14					15

Balance at December 31, 2005	17,082	$34,177	$1,708	$57,547	$(990)	$(61,738)	$(797)	$(16,451)	$13,456

See accompanying notes.

LSB Industries, Inc.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2005	2004	2003
	(In Thousands)
Cash flows from operating activities
Net income	$5,102	$1,370	$2,913
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Loss from discontinued operations, net	644	—	—
Cumulative effect of accounting change	—	536	—
Gains on extinguishment of debt	—	(4,400)	(258)
Losses (gains) on sales of property and equipment	(714)	(340)	4
Gains on property insurance recoveries	(1,618)	—	—
Realization and reversal of provision for losses on firm sales commitments	—	(106)	(589)
Depreciation of property, plant and equipment	10,875	10,194	10,312
Amortization	1,151	1,101	904
Provision for losses on accounts receivable	810	211	1,031
Provision for (realization and reversal of) losses on inventory	239	548	(436)
Provision for loss on notes receivable	—	1,447	—
Provision for impairment on long-lived assets	237	737	500
Net loss of variable interest entity	—	575	—
Other	(36)	121	(14)
Cash provided (used) by changes in assets and liabilities (net of effects of discontinued operations):
Accounts receivable	(8,664)	(6,554)	(1,871)
Inventories	(8,888)	(1,763)	671
Other supplies and prepaid items	798	(1,447)	(1,226)
Accounts payable	3,990	5,688	(1,968)
Customer deposits	(1,494)	(1,155)	1,107
Deferred rent expense	6,047	(4,704)	631
Other accrued and noncurrent liabilities	2,496	(959)	1,265

Net cash provided by continuing operating activities	10,975	1,100	12,976
Cash flows from investing activities
Capital expenditures	(15,315)	(9,600)	(7,177)
Proceeds from property insurance recoveries	2,888	—	—
Proceeds from sales of property and equipment	2,355	262	84
Proceeds from (payment of) restricted cash	(19)	(158)	1,838
Other assets	(483)	(530)	598

Net cash used by investing activities	(10,574)	(10,026)	(4,657)

(Continued on following page)

LSB Industries, Inc.

Consolidated Statements of Cash Flows (continued)

	Year ended December 31,
	2005	2004	2003
	(In Thousands)
Cash flows from financing activities
Proceeds from revolving debt facilities	$363,671	$330,680	$281,461
Payments on revolving debt facilities, including fees	(359,451)	(327,103)	(284,885)
Proceeds from Senior Secured Loan, net of fees	—	47,708	—
Payments on Financing Agreement	—	(38,531)	(3,375)
Acquisition of 10 3/4% Senior Unsecured Notes	—	(5,000)	—
Proceeds from other long-term and other debt, net of fees	3,584	2,666	1,890
Payments on other long-term and other debt	(3,267)	(4,886)	(4,282)
Proceeds from short-term financing and drafts payable	5,061	5,774	5,276
Payments on short-term financing and drafts payable	(5,978)	(5,100)	(5,076)
Net proceeds from issuance of common stock and warrants	248	820	1,770
Acquisition of non-redeemable preferred stock	(597)	(271)	—

Net cash provided (used) by financing activities	3,271	6,757	(7,221)
Cash flows of discontinued operations:
Operating cash flows	(39)	—	—

Net increase (decrease) in cash	3,633	(2,169)	1,098
Cash at beginning of year	1,020	3,189	2,091

Cash at end of year	$4,653	$1,020	$3,189

Supplemental cash flow information:
Cash payment (receipts) for:
Interest on long-term debt and other	$10,291	$6,294	$5,691
Income taxes, net of refunds	$—	$—	$(43)
Noncash investing and financing activities:
Receivable from sale of property and equipment	$—	$202	$—
Debt issuance costs	$—	$2,315	$—
Mark-to-market provision on interest rate caps	$(162)	$—	$—
Long-term and other debt issued for property, plant and equipment	$1,036	$—	$639
Long-term debt extinguished in exchange for the extinguishment of a note receivable	$—	$—	$(1,276)

See accompanying notes.

LSB Industries, Inc.

Notes to Consolidated Financial Statements

1. Basis of Presentation

Basis of Presentation

The accompanying consolidated financial statements include the accounts of LSB Industries, Inc. (the “Company”, “We”, “Us”, or “Our”) and its subsidiaries. We are a diversified holding company which is engaged, through our subsidiaries, in the manufacture and sale of a broad range of air handling and heat pump products (the “Climate Control Business”) and the manufacture and sale of chemical products (the “Chemical Business”). See Note 20 - Segment Information. Entities that are 20% to 50% owned and for which we have significant influence are accounted for on the equity method. See Note 7 - Investment in Affiliate. All material intercompany accounts and transactions have been eliminated.

Based on internal reviews of our accounting policies and financial presentation, we have made a classification change relating to receivables for insurance recoveries involving group health and workers’ compensation. At December 31, 2004, we had receivables for insurance recoveries of $653,000 which were included in accrued insurance liabilities. In 2005, we have reclassified this 2004 balance to accounts receivable which resulted in an increase to accounts receivable and accrued liabilities of $653,000 in our 2004 consolidated balance sheet. The effect of this classification change on our consolidated statement of cash flows for 2004 was an increase in cash used by the change in accounts receivable and an increase in cash provided by the change in accrued liabilities of $653,000, the net result of which did not affect net cash provided by operating activities. In addition, this classification change did not affect our consolidated statements of income for 2004.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. (See Note 3 - Changes in Accounting Estimates).

Accounts Receivable and Credit Risk

Sales to contractors and independent sales representatives are generally subject to a mechanics lien in the Climate Control Business. Other sales are generally unsecured. Credit is extended to customers based on an evaluation of the customer’s financial condition and other factors. Credit losses are provided for in the consolidated financial statements based on historical experience and periodic assessment of outstanding accounts receivable, particularly those accounts which are past due (determined based upon how recently payments have been received). Our periodic assessment of accounts and credit loss provisions are based on our best estimate of amounts that are not

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

recoverable. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising our customer bases and their dispersion across many different industries and geographic areas, however, four customers account for approximately 25% of our total net receivables at December 31, 2005. We do not believe this concentration in these four customers represents a significant credit risk due to the financial stability of these customers. (See Note 4 - Accounts Receivable).

Inventories

Inventories are priced at the lower of cost or market, with cost being determined using the first-in, first-out basis (See Note 5 - Inventories). Finished goods and work-in-process inventories include material, labor, and manufacturing overhead costs. At December 31, 2005 and 2004, the carrying value of certain nitrogen-based inventories produced by our Chemical Business was reduced to market because cost exceeded the net realizable value by $1,395,000 and $1,277,000, respectively. In addition, the carrying value of certain slow-moving inventory items (primarily Climate Control products) was reduced to market because cost exceeded the net realizable value by $1,028,000 and $908,000 at December 31, 2005 and 2004, respectively.

Precious Metals

Precious metals are used as a catalyst in the Chemical Business manufacturing process. Precious metals are carried at cost, with cost being determined using the first-in, first-out (“FIFO”) basis. As of December 31, 2005 and 2004, precious metals were $4,987,000 and $5,616,000, respectively, and are included in supplies, prepaid items and other in the accompanying consolidated balance sheets. Because some of the catalyst consumed in the production process cannot be readily recovered and the amount and timing of recoveries are not predictable, we follow the practice of expensing precious metals as they are consumed. For 2005, 2004 and 2003, the amounts expensed for precious metals were approximately $3,535,000, $3,332,000 and $3,265,000, respectively, and are included in cost of sales in the accompanying consolidated statements of income. Periodically, during major maintenance or capital projects, we may be able to perform procedures to recover precious metals (previously expensed) which have accumulated within the manufacturing equipment. For 2005, 2004 and 2003, we recognized recoveries of precious metals at historical FIFO costs of approximately $2,050,000, $189,000 and $1,885,000, respectively, which are reductions to cost of sales.

Property, Plant and Equipment

Property, plant and equipment are carried at cost. For financial reporting purposes, depreciation is primarily computed using the straight-line method over the estimated useful lives of the assets. Leases meeting capital lease criteria have been capitalized and included in property, plant and equipment. Amortization of assets under capital leases is included in depreciation expense. No provision for depreciation is made on construction in progress or capital spare parts until such time as the relevant assets are put into service (See Note 6 - Property, Plant and Equipment). Maintenance, repairs and minor renewals are charged to operations while major renewals and improvements are capitalized in property, plant and equipment.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Goodwill

As of December 31, 2005 and 2004, goodwill was $1,724,000 of which $103,000 and $1,621,000 relates to business acquisitions in prior periods in the Climate Control and Chemical Businesses, respectively. Goodwill is reviewed for impairment at least annually in accordance with SFAS 142.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If assets to be held and used are considered to be impaired, the impairment to be recognized is the amount by which the carrying amounts of the assets exceed the fair values of the assets as measured by the present value of future net cash flows expected to be generated by the assets or their appraised value. Assets to be disposed of are reported at the lower of the carrying amounts of the assets or fair values less costs to sell. At December 31, 2005 we had no long-lived assets that met the criteria presented in SFAS 144 to be classified as assets held for sale.

We have obtained estimates from external sources and made internal estimates based on inquiry and other techniques of the fair values of certain capital spare parts and idle assets in our Chemical Business and certain non-core equipment included in our Corporate assets in order to determine recoverability of the carrying amounts of such assets.

Based on these estimates, we recognized the following impairments which are included in other expense in the accompanying consolidated statements of income (in thousands):

	Year ended December 31,
	2005	2004	2003
Chemical Business assets	$117	$362	$200
Corporate assets	120	375	300

	$237	$737	$500

Debt Issuance and Other Debt-Related Costs, net

Debt issuance and other debt-related costs are amortized over the term of the associated debt instrument using the straight-line method except for the cost of interest caps (discussed below). Such costs, which are included in supplies, prepaid items and other and other assets in the accompanying consolidated balance sheets, were $2,583,000 and $2,690,000, net of accumulated amortization of $2,991,000 and $2,231,000 as of December 31, 2005 and 2004, respectively.

In 2004, our wholly-owned subsidiary ThermaClime, Inc. (“ThermaClime”) incurred debt issuance costs of $2,464,000 including the cost of an interest rate cap relating to the Senior Secured Loan (See Note 9 (A)). This interest rate cap is being amortized over the term of the Senior Secured Loan using the effective interest rate method. In 2005, we purchased two interest rate cap contracts

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

for a cost of $590,000. These contracts are free-standing derivatives and are accounted for on a mark-to-market basis in accordance with SFAS No.133. See discussion below under “Derivatives, Hedges and Financial Instruments.”

Accrued Insurance Liabilities

We are self-insured up to certain limits for group health, workers’ compensation and general liability claims. Above these limits, we have insurance coverage, which management considers to be adequate. Our accrued insurance liabilities are based on estimates of the self-insured portions of the claims, which include the incurred claims amounts plus estimates of future claims development calculated by applying our historical claims development factors to our incurred claims amounts. We also consider the reserves established by our insurance adjustors and/or estimates provided by attorneys handling the claims, if any. In addition, our accrued insurance liabilities include estimates of incurred, but not reported, claims and other insurance-related costs. At December 31, 2005 and 2004, our claims liabilities are $1,426,000 and $1,351,000, respectively, which are included in accrued liabilities as shown in Note 8-Accrued Liabilities.

Product Warranty

Our Climate Control Business sells equipment that has an expected life, under normal circumstances and use that extends over several years. As such, we provide warranties after equipment shipment/start-up covering defects in materials and workmanship.

Generally, the warranty coverage for the manufactured equipment in the Climate Control Business is limited to eighteen months from the date of shipment or twelve months from the date of start-up, whichever is shorter, and to ninety days for spare parts. In most cases, equipment is required to be returned to the factory or its’ authorized representative and the warranty is limited to the repair and replacement of the defective product, with a maximum warranty of the refund of the purchase price. Furthermore, companies within the Climate Control Business do not make any warranties related to merchantability or fitness for any particular purpose and disclaim and exclude any liability for consequential or incidental damages. In some cases, the customer may purchase an extended warranty. The above discussion is generally applicable, but variations do occur depending upon specific contractual obligations, to certain system components and local laws.

Our accounting policy and methodology for warranty arrangements is to periodically measure and recognize the expense and liability for such warranty obligations using a percentage of net sales, based upon our historical warranty costs. It is possible that future warranty costs could exceed our estimates.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

The carrying amounts of the product warranty obligation, which are included in accrued liabilities and other noncurrent liabilities in the accompanying consolidated balance sheets, are as follows:

Description	Balance at Beginning of Year	Additions- Charged to Costs and Expenses	Deductions- Costs Incurred	Balance at End of Year
	(In Thousands)
Product warranty:
2005	$1,999	$1,830	$1,527	$2,302

2004	$1,693	$1,736	$1,430	$1,999

Accrued Plant Turnaround Costs

We accrue in advance the costs expected to be incurred in the next planned major maintenance activities (“Turnarounds”) of our Chemical Business. As of December 31, 2005 and 2004, accrued Turnarounds were $1,405,000 and $1,517,000, respectively, which are included in accrued liabilities and other noncurrent liabilities in the accompanying consolidated balance sheets.

The Financial Accounting Standards Board (“FASB”) is currently working on a project to clarify guidance on the accounting for Turnarounds. In March 2006, FASB decided to issue guidance in the form of a FASB Staff Position (“FSP”) to eliminate the accrue-in-advance method of accounting for Turnarounds and to address transition guidance at a future FASB meeting and directed their staff (“Staff”) to research the practicability of retrospective application. The Staff’s immediate plans are to provide FASB with a recommendation on transition guidance after researching the practicability of accounting for the adoption of the provisions in the FSP as a change in accounting principle with retrospective application as described in Statement of Financial Accounting Standards (“SFAS”) 154-Accounting Changes and Error Corrections. As discussed above, we are using the accrue-in-advance method for Turnarounds that FASB may eliminate in the near future. If the FSP was effective as of December 31, 2005, the pro forma effect on our consolidated balance sheet would be a decrease in accrued and other noncurrent liabilities and an increase in stockholders’ equity of $1,405,000. Depending on the transition guidance provided, our preliminary analysis of the pro forma effect on our consolidated statements of income would be (a) an increase in net income of $1,405,000 as a cumulative effect of accounting change for 2005 or (b) an increase (decrease) in net income of $(112,000), $(1,161,000) and $792,000 for 2005, 2004 and 2003, respectively, and an increase in stockholders’ equity of $1,886,000 at December 31, 2002.

Executive Benefit Agreements

We have entered into benefit agreements with certain key executives. Costs associated with these individual benefit agreements are accrued when they become probable over the estimated remaining service period. Total costs accrued equal the present value of specified payments to be made after benefits become payable. (See Note 3 - Changes in Accounting Estimates and Note 15 - Executive Benefit Agreements and Employee Savings Plans).

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Deferred Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes, and the amounts used for income tax purposes. Valuation allowances are provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. We are able to realize deferred tax assets up to an amount equal to the future reversals of existing taxable temporary differences. The taxable temporary differences will turn around in the loss carry forward period as the differences reverse. Other differences will turn around as the assets are realized or liabilities are paid in the normal course of business. At December 31, 2005 and 2004, our deferred tax assets were net of a valuation allowance of $26.1 million and $27.9 million, respectively. (See Note 10 – Income Taxes).

Contingencies

We accrue for contingent losses when such losses are probable and reasonably estimable. In addition, we recognize contingent gains when such gains are realized. Our Chemical Business is subject to specific federal and state regulatory and environmental compliance laws and guidelines. We have developed policies and procedures related to environmental and regulatory compliance. We must continually monitor whether we have maintained compliance with such laws and regulations and the operating implications, if any, and amount of penalties, fines and assessments that may result from noncompliance. At December 31, 2005 a liability of $33,000 has been accrued relating to a new Consent Administrative Order (“CAO”) covering the El Dorado Facility and $1,458,000 relating to the CAO covering our former Hallowell Facility. These liabilities are based on current estimates that may be revised in the near term based on results of our investigation, risk assessment and remediation pursuant to these CAOs. See Note 11 - Commitments and Contingencies.

Stock Options

At December 31, 2005, we have several Qualified and Non-Qualified Stock Option Plans, which are described more fully in Note 13 - Stockholders’ Equity. We account for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. See discussion below under “Recently Issued and Other Significant Accounting Pronouncements.” Stock-based compensation cost is not usually reflected in results of operations, as the majority of all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. As discussed in Note 13 - Stockholders’ Equity, effective December 31, 2005, our Board of Directors approved the acceleration of the vesting schedule of both qualified and non-qualified stock options that were unvested at December 31, 2005. Based on FASB Interpretation No. 44 (“FIN 44”), since this modification to the vesting schedule did not renew or increase the life of these stock options, a remeasurement of the stock options was not required and no stock-based compensation was recognized.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

The following table illustrates the effect on net income (loss) applicable to common stock and net income (loss) per share if we had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based compensation. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2005 (there were no stock options granted in 2004 or 2003): risk-free interest rates of 4.64%; a dividend yield of 0; volatility factors of the expected market price of our common stock of .75; and a weighted average expected life of the options of 7.36 years.

For purposes of pro forma disclosures, the estimated fair value of the qualified and non-qualified stock options were amortized to expense over the options’ vesting period. As discussed above, since our Board of Directors approved the acceleration of the vesting schedule of both qualified and non-qualified stock options that were unvested at December 31, 2005, the remaining portion (unvested) of the pro forma stock-based compensation expense prior to the acceleration is included in the 2005 deduction amount below.

	Year ended December 31,
	2005	2004	2003
	(In Thousands)
Net income (loss) applicable to common stock, as reported	$2,819	$(952)	$586
Less total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(530)	(235)	(380)

Pro forma net income (loss) applicable to common stock	$2,289	$(1,187)	$206

Net income (loss) per share:
Basic-as reported	$.21	$(.07)	$.05

Basic-pro forma	$.17	$(.09)	$.02

Diluted-as reported	$.19	$(.07)	$.04

Diluted-pro forma	$.15	$(.09)	$.01

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

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Recognition of Insurance Recoveries

If our insurance claim relates to a recovery of losses, we recognize the recovery when it is probable and reasonably estimable. If our insurance claim relates to a contingent gain, we recognize the recovery when it is realized (See Note 4 – Accounts Receivable and Note 18 – Property and Business Interruption Insurance Recoveries).

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

Shipping and Handling Costs

For 2005, 2004 and 2003, shipping costs of $10,564,000, $8,567,000 and $8,740,000, respectively, are included in net sales as these costs relate to amounts billed to our customers and handling costs of $4,177,000, $3,208,000 and $2,994,000, respectively, are included in selling, general and administrative expense for the Chemical Business. For the Climate Control Business, shipping and handling costs of $6,396,000, $5,416,000 and $4,043,000 are included in selling, general and administrative expense for 2005, 2004 and 2003, respectively.

Advertising Costs

Costs in connection with advertising and promotion of our products are expensed as incurred. Such costs amounted to $1,402,000 in 2005, $1,023,000 in 2004 and $692,000 in 2003.

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

In 1997, we entered into an interest rate forward agreement to effectively fix the interest rate of a long-term lease commitment (not for trading purposes). In 1999, we executed a long-term lease agreement (initial lease term of ten years) and terminated the forward agreement at a net cost of $2.8 million. We historically accounted for this cash flow hedge under the deferral method (as an adjustment of the initial term lease rentals). Upon adoption of SFAS No. 133 in 2001, the remaining deferred cost amount was reclassified from other assets to accumulated other comprehensive loss and is being amortized to operations over the term of the lease arrangement. At December 31, 2005 and 2004, accumulated other comprehensive loss consisted of the remaining deferred cost of $990,000 and $1,280,000, respectively. The amounts amortized were $290,000, $290,000 and $289,000 for 2005, 2004 and 2003, respectively, and are included in selling, general and administrative expenses. There were no income tax benefits related to these expenses. For 2006, we currently expect approximately $290,000 to be amortized to operations.

In March 2005, we purchased two interest rate cap contracts for a cost of $590,000. These contracts are free-standing derivatives and are accounted for on a mark-to-market basis in accordance with SFAS No.133. At December 31, 2005, the market value of these contracts was $429,000 and is included in other assets in the accompanying consolidated balance sheet. The change in the value of these contracts is included in interest expense.

Raw materials for use in our manufacturing processes include copper used by our Climate Control Business and natural gas used by our Chemical Business. As part of our raw material price risk management, we periodically enter into exchange-traded futures contracts for these materials, which contracts are generally accounted for on a mark-to-market basis in accordance with SFAS No. 133. At December 31, 2005 the unrealized gains on these contracts were $367,000 (minimal at December 31, 2004) and are included in supplies, prepaid items and other in the accompanying consolidated balance sheets, as the term of these contracts are for periods of twelve months or less. For 2005, 2004 and 2003, gains on such contracts of $931,000, $189,000 and $367,000, respectively, are included in cost of sales. See Note 11 - Commitments and Contingencies.

Income (Loss) per Share

Net income (loss) applicable to common stock is computed by adjusting net income (loss) by the amount of preferred stock dividends. Basic income (loss) per common share is based upon net income (loss) applicable to common stock and the weighted average number of common shares outstanding during each year. Diluted income (loss) per share, if applicable, is based on the weighted average number of common shares and dilutive common equivalent shares outstanding, if any, and the assumed conversion of dilutive convertible securities outstanding, if any. See Note 12 - Redeemable Preferred Stock, Note 13 - Stockholders’ Equity, and Note 14 - Non-Redeemable Preferred Stock for a full description of securities which may have a dilutive effect in future years.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

The following table sets forth the computation of basic and diluted net income (loss) per share:

(Dollars in thousands, except per share amounts)

	2005	2004	2003
Numerator:
Net income	$5,102	$1,370	$2,913
Preferred stock dividend requirements	(2,283)	(2,322)	(2,327)

Numerator for basic and diluted net income (loss) per share - net income (loss) applicable to common stock	$2,819	$(952)	$586

Denominator:
Denominator for basic net income (loss) per share - weighted average shares	13,617,418	12,888,136	12,352,613
Effect of dilutive securities:
Employee stock options	1,195,320	—	1,293,262
Warrants	51,583	—	604,286
Convertible preferred stock	38,390	—	44,375
Convertible note payable	4,000	—	4,000

Dilutive potential common shares	1,289,293	—	1,945,923

Denominator for dilutive net income (loss) per share - adjusted weighted average shares and assumed conversions	14,906,711	12,888,136	14,298,536

Basic net income (loss) per share	$.21	$(.07)	$.05

Diluted net income (loss) per share	$.19	$(.07)	$.04

The following shares of securities were not included in the computation of diluted net income (loss) per share as their effect would have been antidilutive:

	2005	2004	2003
Employee stock options	—	2,063,829	249,625
Warrants	—	708,085	—
Convertible preferred stock	3,546,402	3,634,599	3,597,931
Convertible note payable	—	4,000	—

	3,546,402	6,410,513	3,847,556

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Recently Issued and Other Significant Accounting Pronouncements

In September 2005, the Emerging Issues Task Force (“EITF”) reached a consensus and issued EITF Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” in which inventory purchase and sale transactions with the same counterparty that are entered into in contemplation of one another should be combined for purposes of applying APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” The EITF also concluded that exchanges of inventory should be recognized at carryover basis except for changes of finished goods for either raw materials or work in progress, which would be recognized at fair value. This consensus should be applied in the first interim or annual reporting period beginning after March 15, 2006 to new arrangements and previous arrangements that were modified or renegotiated after the effective date. We do not expect the impact of this new standard to have a material effect on our consolidated financial statements.

In June 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 applies to all voluntary changes in accounting principle and requires retrospective application to prior periods’ financial statements of changes in accounting principle unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Adoption of SFAS 154 is required for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. We will adopt SFAS 154 effective January 1, 2006. We do not expect the impact of this new standard to have a material effect on our consolidated financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations,” in which an entity is required to recognize a liability for the fair value of an asset retirement obligation (“ARO”) that is conditional on a future event if the liability’s fair value can be reasonably estimated. The fair value of a liability for the conditional ARO should be recognized when incurred. Uncertainty surrounding the timing and method of settlement of a conditional ARO should be factored into the measurement of the liability when sufficient information exists. However, in some cases, there is insufficient information to estimate the fair value of an ARO. In these cases, the liability should be initially recognized in the period in which sufficient information is available for an entity to make a reasonable estimate of the liability’s fair value. FIN 47 requires both recognition of a cumulative change in accounting principle and disclosure of the liability on a pro forma basis for transition purposes. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company adopted the provisions of FIN 47 on December 31, 2005 and the adoption has not had a material affect on the Company’s financial statements. We have identified other ARO’s related to our Chemical Business that have not been recorded because we determined that these assets have indefinite lives.

In November 2004, FASB issued SFAS 151, Inventory Costs, an amendment of APB No. 43, Chapter 4. The standard requires that abnormal amounts of idle capacity and spoilage costs be excluded from the cost of inventory and expensed when incurred. The standard is effective for fiscal periods beginning after June 15, 2005. We will adopt SFAS 151 effective January 1, 2006.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

The adoption of this new standard has the potential to create material impacts on our financial statements should we incur reductions in production similar to those discussed in Note 18 - Property and Business Interruption Insurance Recoveries.

In December 2004, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets, an amendment of APB No. 29, Accounting for Nonmonetary Transactions. SFAS 153 requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We will adopt SFAS 153 effective January 1, 2006 and we do not expect the adoption of this new standard to have a material effect on our consolidated financial statements.

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

As allowed by the Securities and Exchange Commission, SFAS 123(R) must be adopted at the beginning of the next fiscal year that begins after June 15, 2005. We will adopt SFAS 123(R) effective January 1, 2006. As discussed in Note 13 - Stockholders’ Equity, effective December 31, 2005, our Board of Directors approved the acceleration of the vesting schedule of both qualified and non-qualified stock options that were unvested at December 31, 2005. As a result, all outstanding stock options were fully vested at December 31, 2005 to avoid the recognition of compensation expense in our future financial statements relating to these stock options. In addition, no cumulative effect of accounting change adjustment will be required on our consolidated financial statements in January 2006 when we adopt SFAS 123(R). Based on FIN 44, since this modification to the vesting schedule did not renew or increase the life of these stock options, a remeasurement of the stock options was not required and no stock-based compensation was recognized in 2005.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”) “Consolidation of Variable Interest Entities.” FIN 46 addresses the consolidation of variable interest entities which meet certain characteristics. In December 2003, the FASB revised FIN 46 that included changes to the effective dates depending on the characteristics of the variable interest entities and the date of involvement.

Prior to 2003, we, through our subsidiaries, entered into loan agreements where we loaned funds to the parent company of MultiClima, S.A. (“MultiClima”) a French manufacturer of HVAC equipment, whose product line was compatible with our Climate Control Business. Under the

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

loan agreements, one of our subsidiaries obtained the option (“Option”) to exchange its rights under the loan agreements for 100% of the borrower’s outstanding common stock. This subsidiary also obtained a security interest in the stock of MultiClima to secure its loans. Based on our assessment of the parent company and MultiClima in relation to FIN 46, as revised, we were required to consolidate this entity effective March 31, 2004. Prior to consolidating this entity, the outstanding notes receivable balance, net of reserve, was $2,558,000.

As a result of consolidating the consolidated assets and liabilities of the parent company of MultiClima, at March 31, 2004 we recorded a cumulative effect of accounting change of $536,000 which is included in the accompanying consolidated statement of income. The cumulative effect of the accounting change primarily relates to the elimination of embedded profit included in the cost of inventory which was purchased from MultiClima by certain of our subsidiaries.

For the three months ended June 30, 2004, the parent company of MultiClima had a consolidated net loss of $575,000 (after all material intercompany transactions were eliminated). Based on our assessment of the parent company and MultiClima’s historical and forecasted liquidity and results of operations during 2004, we concluded that the outstanding notes receivable were not collectable. As a result, effective July 1, 2004, we forgave and canceled the loan agreements in exchange for extending the Option’s expiration date from June 15, 2005 to June 15, 2008. We recognized a provision for loss of $1,447,000 for the three months ended September 30, 2004. As a result of the cancellation and the estimation of the value of this Option at zero, we no longer had a variable interest in this entity and were no longer required to consolidate this entity.

3. Changes in Accounting Estimates

As discussed in Note 11 - Commitments and Contingencies and Note 15 - Executive Benefit Agreements and Employee Savings Plans, during 2005, we had the following changes in accounting estimates:

•	the recognition of $644,000 of soil remediation costs classified as discontinued operations and

•	the recognition of $351,000 relating to a death benefit obligation classified as a selling, general and administrative expense.

The effect of these changes in accounting estimates decreased net income by $995,000 (basis and diluted net income per share by $.07) for 2005.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

4. Accounts Receivable

	December 31,
	2005	2004
	(In Thousands)
Trade receivables	$51,096	$41,578
Insurance claims	236	2,440
Other	785	855

	52,117	44,873
Allowance for doubtful accounts	(2,680)	(2,332)

	$49,437	$42,541

5. Inventories

	Finished Goods	Work-in- Process	Raw Materials	Total
	(In Thousands)
December 31, 2005:
Climate Control products	$5,367	$2,601	$8,637	$16,605
Chemical products	16,326	—	2,691	19,017
Industrial machinery and components	1,829	—	—	1,829

	23,522	2,601	11,328	37,451
Less amount not expected to be realized within one year	180	—	—	180

	$23,342	$2,601	$11,328	$37,271

December 31, 2004 total	$17,323	$2,364	$9,113	$28,800
Less amount not expected to be realized within one year	143	—	—	143

	$17,180	$2,364	$9,113	$28,657

6. Property, Plant and Equipment

	Useful lives in years	December 31,
		2005	2004
		(In Thousands)
Machinery, equipment and automotive	3-25	$133,192	$125,949
Buildings and improvements	3-30	22,806	21,505
Furniture, fixtures and store equipment	3-10	6,818	6,085
Assets under capital leases	3-12	1,688	674
Construction in progress	N/A	5,034	5,018
Capital spare parts	N/A	2,156	1,742
Land	N/A	2,152	2,252

		173,846	163,225
Less accumulated depreciation		99,764	93,006

		$74,082	$70,219

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

6. Property, Plant and Equipment (continued)

Machinery, equipment and automotive primarily includes the categories of property and equipment and estimated useful lives as follows: chemical processing plants and plant infrastructure (15-25 years); production, fabrication, and assembly equipment (7-15 years); certain processing plant components (3-10 years); and trucks, automobiles, trailers, and other rolling stock (3-7) years. At December 31, 2005 and 2004, assets under capital lease consist of $1,593,000 and $674,000 of machinery, equipment and automotive, respectively, and $95,000 of furniture, fixtures and store equipment at December 31, 2005. Accumulated depreciation for assets under capital leases were $326,000 and $238,000 at December 31, 2005 and 2004, respectively.

7. Investment in Affiliate (Unaudited)

One of our subsidiaries has a 50% equity interest in Cepolk Limited Partnership, an energy conservation joint venture, which is accounted for on the equity method. At December 31, 2005 and 2004, our investment was $3,368,000 and $3,111,000, respectively. For 2005, 2004 and 2003, distributions received from this affiliate were $488,000, $250,000 and $60,000, respectively.

Summarized financial information of the joint venture is as follows (in thousands):

	December 31,
	2005	2004
Current assets	$2,610	$2,577

Noncurrent assets	$8,327	$9,333

Current liabilities	$1,699	$1,815

Noncurrent liabilities	$5,872	$7,019

Partners’ capital	$3,366	$3,076

	Year ended December 31,
	2005	2004	2003
Total revenues	$4,360	$4,311	$3,311

Operating income	$2,189	$2,166	$959

Net income	$1,491	$1,336	$37

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

8. Accrued Liabilities

	December 31,
	2005	2004
	(In Thousands)
Deferred rent expense	$5,109	$—
Accrued payroll and benefits	3,519	3,117
Customer deposits	1,927	3,421
Accrued property taxes	1,902	1,848
Accrued insurance	1,426	1,351
Accrued commissions	1,406	1,117
Current portion of accrued warranty	1,282	1,147
Current portion of plant turnaround costs	1,249	1,182
Other	5,399	3,897

	$23,219	$17,080

9. Long-Term Debt

	December 31,
	2005	2004
	(In Thousands)
Senior Secured Loan due 2009 (A)	$50,000	$50,000
Secured revolving credit facility - ThermaClime (B)	31,975	27,489
10-3/4% Senior Unsecured Notes due 2007 (C)	13,300	13,300
Other, with interest at rates of 2% to 14.13%, most of which is secured by machinery, equipment and real estate (D)	16,849	15,718

	112,124	106,507
Less current portion of long-term debt	3,348	4,833

Long-term debt due after one year	$108,776	$101,674

(A)	In September 2004, ThermaClime and certain of its subsidiaries (the “Borrowers”) completed a $50 million term loan (“Senior Secured Loan”) with a certain lender (the “Lender”). The Senior Secured Loan is to be repaid as follows:

•	quarterly interest payments which began September 30, 2004;

•	quarterly principal payments of $312,500 beginning September 30, 2007;

•	a final payment of the remaining outstanding principal of $47.5 million and accrued interest on September 16, 2009.

The Senior Secured Loan accrues interest at the applicable LIBOR rate, as defined, plus an applicable LIBOR margin, as defined or, at the election of the Borrowers, the alternative base rate, as defined, plus an applicable base rate margin, as defined, with the annual interest rate not to exceed 11% or 11.5% depending on the leverage ratio. At December 31, 2005 the effective interest rate was 11.5%.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

9. Long-Term Debt (continued)

The Borrowers are subject to numerous covenants under the Senior Secured Loan agreement including, but not limited to, limitation on the incurrence of certain additional indebtedness and liens, limitations on mergers, acquisitions, dissolution and sale of assets, and limitations on declaration of dividends and distributions to us, all with certain exceptions. The Borrowers are also subject to a minimum fixed charge coverage ratio, measured quarterly on a trailing twelve-month basis. The Borrowers’ fixed charge coverage ratio exceeded the required ratio for the twelve-month period ended December 31, 2005. The maturity date of the Senior Secured Loan can be accelerated by the Lender upon the occurrence of a continuing event of default, as defined.

The Senior Secured Loan agreement includes a prepayment fee equal to 2% of the principal amount should the Borrowers elect to prepay any principal amount prior to September 15, 2006. This fee is reduced to 1% during the subsequent twelve-month period and 0% thereafter.

The Senior Secured Loan is secured by (a) a first lien on (i) certain real property and equipment located at the El Dorado, Arkansas plant (“El Dorado Facility”), (ii) certain real property and equipment located at the Cherokee, Alabama plant (“Cherokee Facility”), (iii) certain equipment of the Climate Control Business, and (iv) the equity stock of certain of ThermaClime’s subsidiaries, and (b) a second lien on the assets upon which ThermaClime’s Working Capital Revolver lender has a first lien. The carrying value of the pledged assets is approximately $151.3 million at December 31, 2005. The Senior Secured Loan is guaranteed by the Company and is also secured with the stock of ThermaClime.

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

In May 2002, ThermaClime entered into a financing agreement (“Financing Agreement”) with certain lenders in order to fund the repurchase of a portion of the Senior Unsecured Notes at a substantial discount to the face value. Based upon certain criteria, including but

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

9. Long-Term Debt (continued)

not limited to, unfavorable changes in ThermaClime’s financial condition since the Senior Unsecured Notes were originally sold and the high interest rates on the loans (the “Loans”) under the Financing Agreement, the Financing Agreement transaction was accounted for as a debt restructuring. As a result, we were required to recognize all of the interest payments associated with the Loans in long-term debt. Subsequent interest payments on the Loans were charged against the debt balance. Therefore no interest expense on the Financing Agreement indebtedness was recognized from May 2002 through September 2004 in the accompanying consolidated statements of income.

As required by the lenders of the Loans, as a condition precedent to the completion of the lenders and the transactions contemplated by the Financing Agreement, we granted to the lenders warrants to purchase 595,585 shares of our common stock subject to certain anti-dilution adjustments. The estimated fair value of the warrants at the grant date ($1,983,000) was accounted for as debt issuance costs. The exercise price of the warrants was $0.10 per share and contained a provision for cashless exercise. The warrants provided for certain demand registration rights and piggyback registration rights. In March 2005, the lenders of the Loans exercised the warrants, under the cashless exercise provision, to purchase 586,140 shares of our common stock.

(B)	In April 2001, ThermaClime and its subsidiaries (“the Borrowers”) entered into a $50 million revolving credit facility (the “Working Capital Revolver Loan”) that provides for advances based on specified percentages of eligible accounts receivable and inventories for ThermaClime, and its subsidiaries. Effective February 28, 2005, the Working Capital Revolver Loan was amended which, among other things, extended the maturity date to April 2009 and removed a subjective acceleration clause. The Working Capital Revolver Loan, as amended, accrues interest at a base rate (generally equivalent to the prime rate) plus .75% or LIBOR plus 2% (formerly base rate plus 2% or LIBOR plus 4.50%). The effective rate at December 31, 2005 was 6.92%. Interest is paid monthly. The facility provides for up to $8.5 million of letters of credit. All letters of credit outstanding reduce availability under the facility. Amounts available for additional borrowing under the Working Capital Revolver Loan at December 31, 2005 were $15.9 million. Under the Working Capital Revolver Loan, as amended, the lender also requires the borrowers to pay a letter of credit fee equal to 1% (formerly 2.75%) per annum of the undrawn amount of all outstanding letters of credit, an unused line fee equal to .5% per annum for the excess amount available under the facility not drawn and various other audit, appraisal and valuation charges.

In March 2005, we purchased two interest rate cap contracts which set a maximum three-month LIBOR base rate of 4.59% on $30 million and mature on March 29, 2009. See “Derivatives, Hedges and Financial Instruments” under Note 2—Summary of Significant Accounting Policies.

The lender may, upon an event of default, as defined, terminate the Working Capital Revolver Loan and make the balance outstanding due and payable in full. The Working

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

9. Long-Term Debt (continued)

Capital Revolver Loan is secured by receivables, inventories and intangibles of all the ThermaClime entities other than DSN Corporation and El Dorado Nitric Company and its subsidiaries (“EDNC”) and a second lien on certain real property and equipment. EDNC is neither a borrower nor guarantor of the Working Capital Revolver Loan. The carrying value of the pledged assets is approximately $133.6 million at December 31, 2005.

A prepayment premium equal to 3% of the facility is due to the lender should the borrowers elect to prepay the facility prior to April 13, 2006. This premium is reduced to 2% during the second twelve-month period and to 1% during the third twelve-month period and 0% thereafter.

The Working Capital Revolver Loan, as amended, requires ThermaClime to maintain quarterly earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined, for ThermaClime and its Climate Control Business on a trailing twelve-month basis. ThermaClime and its Climate Control Business’s EBITDA for the twelve-month period ended December 31, 2005 was in excess of the required amounts. The trailing twelve-months EBITDA requirements for 2006 range from $16.4 million to $20.6 million for ThermaClime and is fixed at $10 million for the Climate Control Business. The Working Capital Revolver Loan also requires ThermaClime to achieve an annual fixed charge coverage ratio and limits capital expenditures, as defined, measured quarterly on a trailing twelve-month basis. The Working Capital Revolver Loan also contains covenants that, among other things, limit the Borrowers’ ability to: (a) incur additional indebtedness, (b) incur liens, (c) make restricted payments or loans to affiliates who are not Borrowers, (d) engage in mergers, consolidations or other forms of recapitalization, (e) dispose of assets, or (f) repurchase ThermaClime’s 10-3/4% Senior Unsecured Notes. The Working Capital Revolver Loan also requires all collections on accounts receivable be made through a bank account in the name of the lender or their agent.

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

In May 2002, ThermaClime and the trustee under the Indenture (as defined below), with the consent of the holders of at least 66-2/3% of the aggregate principal amount of the outstanding Notes (the “Holders”), entered into a Fifth Supplemental Indenture, dated May 24, 2002 (the “Supplement”), to the Indenture dated November 27, 1997 as amended (the “Indenture”), which governs ThermaClime’s Notes. The Supplement amends the Indenture by, among other things, (a) deleting most of the restrictive covenants, (b) deleting the requirements upon a change of control of ThermaClime or sale of all or substantially all of the assets of ThermaClime, (c) specifying ThermaClime’s subsidiaries which are

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

9. Long-Term Debt (continued)

guarantors of the Notes and deleting the requirement that certain future subsidiaries of ThermaClime be guarantors, (d) deleting certain events from the definition of “Event of Default,” and (e) providing for conforming changes to the Indenture and the promissory note executed by ThermaClime pursuant to the terms of the Indenture.

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

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

9. Long-Term Debt (continued)

ThermaClime, Inc.

Condensed Consolidating Balance Sheet

As of December 31, 2005

(In Thousands)

	Combined Guarantor Subsidiaries	Consolidated Non- Guarantor Subsidiaries	ThermaClime, Inc. (Parent)	Eliminations	Consolidated
Assets
Current assets:
Cash	$201	$—	$1,833		$2,034
Accounts receivable, net	44,467	3,617	209		48,293
Inventories	35,419	203	—		35,622
Supplies, prepaid items and other	6,027	32	3,795		9,854
Deferred income taxes	—	—	5,478		5,478

Total current assets	86,114	3,852	11,315		101,281
Property, plant and equipment, net	63,084	2,951	59		66,094
Investment in and advances to affiliates	—	—	104,097	$(104,097)	—
Receivable from Parent	23,321	17,698	—	(41,019)	—
Other assets, net	5,909	20	2,673		8,602

	$178,428	$24,521	$118,144	$(145,116)	$175,977

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$26,410	$2,017	$588		$29,015
Short-term financing	6	—	2,645		2,651
Accrued liabilities	11,661	7,708	1,873		21,242
Due to LSB and affiliates, net	—	—	1,872		1,872
Current portion of long-term debt	376	353	—		729

Total current liabilities	38,453	10,078	6,978		55,509
Long-term debt	6,194	500	91,808		98,502
Deferred income taxes	—	—	4,234		4,234
Other non-current liabilities	3,275	323	—		3,598
Stockholders’ equity:
Common stock	66	1	1	$(67)	1
Capital in excess of par value	166,212	—	13,067	(166,212)	13,067
Accumulated other comprehensive loss	—	(990)	—		(990)
Due from LSB and affiliates	—	—	(2,558)		(2,558)
Retained earnings (deficit)	(35,772)	14,609	4,614	21,163	4,614

Total stockholders’ equity	130,506	13,620	15,124	(145,116)	14,134

	$178,428	$24,521	$118,144	$(145,116)	$175,977

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

9. Long-Term Debt (continued)

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

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

9. Long-Term Debt (continued)

ThermaClime, Inc.

Condensed Consolidating Statement of Operations

Year ended December 31, 2005 and 2004

(In Thousands)

	Combined Guarantor Subsidiaries	Consolidated Non- Guarantor Subsidiaries	ThermaClime, Inc. (Parent)	Eliminations	Consolidated
2005
Net sales	$347,076	$42,837			$389,913
Cost of sales	292,561	38,599	$374		331,534

Gross profit (loss)	54,515	4,238	(374)		58,379
Selling, general and administrative	44,039	405	2,177	$(7)	46,614
Other expense (income), net	(1,720)	68	(12)	7	(1,657)

Operating income (loss)	12,196	3,765	(2,539)	—	13,422
Interest expense	10,482	44	10,019	(10,182)	10,363
Non-operating other expense (income), net	3,338	(241)	(13,913)	10,182	(634)

Income (loss) from continuing operations before equity in earnings (losses) of subsidiaries and affiliate and income taxes	(1,624)	3,962	1,355	—	3,693
Equity in losses of subsidiaries	—	—	1462	(1,462)	—
Equity in earnings of affiliate	745	—	—		745
Benefit (provision) for income taxes	343	(1,545)	(809)		(2,011)

Income (loss) from continuing operations	(536)	2,417	2,008	(1,462)	2,427
Net loss from discontinued operations	(419)	—	—		(419)

Net income (loss)	$(955)	$2,417	$2,008	$(1,462)	$2,008

2004
Net sales	$307,501	$45,609			$353,110
Cost of sales	265,237	41,508	$669		307,414

Gross profit (loss)	42,264	4,101	(669)		45,696
Selling, general and administrative	38,711	412	2,475	$(7)	41,591
Other expense (income), net	476	108	(272)	7	319

Operating income (loss)	3,077	3,581	(2,872)	—	3,786
Interest expense	10,742	34	5,970	(10,373)	6,373
Gain extinguishment of debt	—	—	(4,400)		(4,400)
Non-operating other income, net	(239)	(18)	(10,379)	10,373	(263)

Income (loss) from operations before equity in earnings (losses) of subsidiaries and affiliate and income taxes	(7,426)	3,565	5,937	—	2,076
Equity in losses of subsidiaries	—	—	(1,947)	1,947	—
Equity in earnings of affiliate	668	—	—		668
Benefit (provision) for income taxes	2,636	(1,390)	(2,571)		(1,325)

Net income (loss)	$(4,122)	$2,175	$1,419	$1,947	$1,419

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

9. Long-Term Debt (continued)

ThermaClime, Inc.

Condensed Consolidating Statement of Operations

Year ended December 31, 2003

(In Thousands)

	Combined Guarantor Subsidiaries	Consolidated Non- Guarantor Subsidiaries	ThermaClime, Inc. (Parent)	Eliminations	Consolidated
Net sales	$269,253	$42,947			$312,200
Cost of sales	228,927	38,829	$717	$(5)	268,468

Gross profit (loss)	40,326	4,118	(717)	5	43,732
Selling, general and administrative	34,280	437	2,171	(7)	36,881
Other expense (income), net	18	87	(101)	12	16

Operating income (loss)	6,028	3,594	(2,787)	—	6,835
Interest expense	10,993	39	5,226	(10,454)	5,804
Non-operating other income, net	—	(9)	(11,805)	10,454	(1,360)

Income (loss) from operations before equity in earnings (losses) of subsidiaries and affiliate and income taxes	(4,965)	3,564	3,792	—	2,391
Equity in losses of subsidiaries	—	—	(843)	843	—
Equity in earnings of affiliate	19	—	—		19
Benefit (provision) for income taxes	1,929	(1,390)	(1,489)		(950)

Net income (loss)	$(3,017)	$2,174	$1,460	$843	$1,460

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

9. Long-Term Debt (continued)

ThermaClime, Inc.

Condensed Consolidating Statement of Cash Flows

Year ended December 31, 2005

(In Thousands)

	Combined Guarantor Subsidiaries	Consolidated Non- Guarantor Subsidiaries	ThermaClime, Inc. (Parent)	Eliminations	Consolidated
Cash flows provided (used) by continuing operating activities	$(8,182)	$10,614	$4,684		$7,116
Cash flows from investing activities:
Capital expenditures	(10,603)	(926)	(47)		(11,576)
Proceeds from property insurance recoveries	2,888	—	—		2,888
Proceeds from sales of property and equipment	124	—	—		124
Proceeds from of restricted cash	—	—	158		158
Other assets	(61)	(1)	(473)		(535)

Net cash used by investing activities	(7,652)	(927)	(362)		(8,941)
Cash flows from financing activities:
Proceeds from revolving debt	245	—	363,424		363,669
Payments on revolving debt	(28)	—	(359,380)		(359,408)
Payments on long-term debt	(278)	(353)	—		(631)
Proceeds from short-term financing	129	—	4,537		4,666
Payments on short-term financing	(122)	—	(5,406)		(5,528)
Net change in due to/from LSB and affiliates	—	—	280		280
Advances to/from affiliates	15,954	(9,334)	(6,620)		—

Net cash provided (used) by financing activities	15,900	(9,687)	(3,165)		3,048
Cash flows of discontinued operations:
Operating cash flows	(39)	—	—		(39)

Net increase in cash from all activities	27	—	1,157		1,184
Cash at the beginning of year	174	—	676		850

Cash at the end of year	$201	$—	$1,833		$2,034

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

9. Long-Term Debt (continued)

ThermaClime, Inc.

Condensed Consolidating Statement of Cash Flows

Year ended December 31, 2004

(In Thousands)

	Combined Guarantor Subsidiaries	Consolidated Non- Guarantor Subsidiaries	ThermaClime, Inc. (Parent)	Eliminations	Consolidated
Cash flows provided (used) by operating activities	$(587)	$(3,739)	$3,549		$(777)
Cash flows from investing activities:
Capital expenditures	(8,183)	(742)	(3)		(8,928)
Proceeds from sales of property and equipment	862	—			862
Payment of restricted cash	—	—	(158)		(158)
Other assets	(418)	4	(156)		(570)

Net cash used by investing activities	(7,739)	(738)	(317)		(8,794)
Cash flows from financing activities:
Proceeds from revolving debt	1,791	—	328,890		330,681
Payments on revolving debt	—	—	(327,219)		(327,219)
Payments on Financing Agreement	—	—	(38,531)		(38,531)
Payments on long-term debt	(909)	(353)	(601)		(1,863)
Acquisition of 10 3/4% Senior Unsecured Notes	—	—	(5,000)		(5,000)
Proceeds from Senior Secured Loan, net of fees	—	—	47,708		47,708
Proceeds from short-term financing	—	—	5,302		5,302
Payments on short-term financing	—	—	(4,805)		(4,805)
Net change in due to/from LSB and affiliates	—	—	1,228		1,228
Advances to/from affiliates	7,410	4,830	(12,240)		—

Net cash provided (used) by financing activities	8,292	4,477	(5,268)		7,501

Net decrease in cash from all activities	(34)	—	(2,036)		(2,070)
Cash at the beginning of year	208	—	2,712		2,920

Cash at the end of year	$174	$—	$676		$850

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

9. Long-Term Debt (continued)

ThermaClime, Inc.

Condensed Consolidating Statement of Cash Flows

Year ended December 31, 2003

(In Thousands)

	Combined Guarantor Subsidiaries	Consolidated Non- Guarantor Subsidiaries	ThermaClime, Inc. (Parent)	Eliminations	Consolidated
Cash flows provided by operating activities	$3,435	$3,524	$5,228		$12,187
Cash flows from investing activities:
Capital expenditures	(6,988)	(162)	(91)		(7,241)
Proceeds from sales of property and equipment	81	—	—		81
Proceeds from restricted cash held in escrow	—	—	1,838		1,838
Other assets	48	—	50		98

Net cash provided (used) by investing activities	(6,859)	(162)	1,797		(5,224)
Cash flows from financing activities:
Proceeds from revolving debt	353	—	277,760		278,113
Payments on revolving debt	—	—	(281,295)		(281,295)
Payments on Financing Agreement	—	—	(3,375)		(3,375)
Payments on long-term debt	(694)	(353)	(198)		(1,245)
Long-term and other borrowings, net of fees	—	—	800		800
Proceeds from short-term financing	—	—	5,071		5,071
Payments on short-term financing	—	—	(4,848)		(4,848)
Net change in due to/from LSB and affiliates	—	—	1,376		1,376
Advances to/from affiliates	3,563	(3,009)	(554)		—

Net cash provided (used) by financing activities	3,222	(3,362)	(5,263)		(5,403)

Net increase (decrease) in cash from all activities	(202)	—	1,762		1,560
Cash at the beginning of year	410	—	950		1,360

Cash at the end of year	$208	$—	$2,712		$2,920

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

9. Long-Term Debt (continued)

(D)	Amounts include capital lease obligations of $1,200,000 and $341,000 at December 31, 2005 and 2004, respectively. See Note 11 - Commitments and Contingencies.

Maturities of long-term debt for each of the five years after December 31, 2005 are as follows (in thousands):

2006	$3,348
2007	19,485
2008	4,255
2009	81,053
2010	999
Thereafter	2,984

$112,124

On March 14, 2006 we sold $18 million aggregate principal amount of our 7% Convertible Senior Subordinated Debentures due 2011. See Note 21 – Subsequent Events.

10. Income Taxes

Temporary differences and carryforwards which gave rise to deferred tax assets and liabilities at December 31, 2005 and 2004 include:

	2005	2004
	(In Thousands)
Deferred tax assets
Amounts not deductible for tax purposes:
Allowance for doubtful accounts	$1,461	$1,367
Asset impairment	781	837
Inventory reserves	945	749
Deferred compensation	1,510	780
Other accrued liabilities	1,600	1,484
Other	—	397
Capitalization of certain costs as inventory for tax purposes	1,434	1,151
Net operating loss carryforwards	26,129	27,983
Alternative minimum tax credit carryforwards	793	793

Total deferred tax assets	34,653	35,541
Less valuation allowance on deferred tax assets	26,146	27,928

Net deferred tax assets	$8,507	$7,613

Deferred tax liabilities
Accelerated depreciation used for tax purposes	$8,042	$7,031
Excess of book gain over tax gain resulting from sale of land	391	434
Other	74	148

Total deferred tax liabilities	$8,507	$7,613

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

10. Income Taxes (continued)

We are able to realize deferred tax assets up to an amount equal to the future reversals of existing taxable temporary differences. The taxable temporary differences will turn around in the loss carryforward period as the differences reverse. Other differences will turn around as the assets are disposed in the normal course of business.

The differences between the amount of the provision for income taxes (consisting solely of federal alternative minimum tax) and the amount which would result from the application of the federal statutory rate to “Income from continuing operations before provision for income taxes and cumulative effect of accounting change” for each of the three years in the period ended December 31, 2005 are detailed below:

	2005	2004	2003
	(In Thousands)
Provision for income taxes at federal statutory rate	$2,097	$434	$1,311
Changes in the valuation allowance related to deferred tax assets, net of rate differential	(1,782)	(123)	(581)
Effect of discontinued operations and other on valuation allowance	(249)	(350)	(792)
Federal alternative minimum tax	118	—	—
Permanent differences	(66)	39	62

Provision for income taxes	$118	$—	$—

At December 31, 2005 we have regular-tax net operating loss (“NOL”) carryforwards of approximately $67 million ($47.8 million alternative minimum tax NOLs) that begin expiring in 2009.

11. Commitments and Contingencies

Capital and Operating Leases

We and our subsidiaries lease certain property, plant and equipment under capital leases and non-cancelable operating leases in accordance with SFAS 13, Accounting for Leases. Leased assets meeting capital lease criteria have been capitalized and the present value of the related lease payments are included in long-term debt (See Notes 6 and 9). Future minimum payments on leases, including the Nitric Acid Plant lease (“Baytown Lease”) discussed below, with initial or remaining terms of one year or more at December 31, 2005, are as follows (in thousands):

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

11. Commitments and Contingencies (continued)

	Capital Leases	Operating Leases		Total
		Baytown Lease	Others
2006	$566	$8,175	$2,702	$11,443
2007	383	9,227	1,883	11,493
2008	382	11,173	1,237	12,792
2009	11	4,882	876	5,769
2010	—	—	687	687
Thereafter	—	—	3,504	3,504

Total minimum lease payments	1,342	$33,457	$10,889	$45,688

Less amounts representing interest	142

Present value of minimum lease payments included in long-term debt	$1,200

Rent expense under all operating lease agreements, including month-to-month leases, was $12,205,000 in 2005, $12,313,000 in 2004 and $12,022,000 in 2003. Renewal options are available under certain of the lease agreements for various periods at approximately the existing annual rental amounts.

Nitric Acid Plant

Our wholly owned subsidiary, EDNC operates a nitric acid plant (the “Baytown Plant”) at a Baytown, Texas chemical facility in accordance with a series of agreements with Bayer Corporation (“Bayer”) (collectively, the “Bayer Agreement”). Under the terms of the Bayer Agreement, EDNC is leasing the Baytown Plant pursuant to a leveraged lease (the “Baytown Lease”) from an unrelated third party with an initial lease term of ten years. Upon expiration of the initial ten-year term, the Bayer Agreement may be renewed for up to six renewal terms of five years each; however, prior to each renewal period, either party to the Bayer Agreement may opt against renewal. The total amount of future minimum payments due under the Baytown Lease is being charged to rent expense on the straight-line method over the initial ten-year term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to deferred rent expense which is included in supplies, prepaid items and other and accrued liabilities in the accompanying consolidated balance sheets. The Company and its subsidiaries have not provided a residual value guarantee on the value of the equipment related to the Baytown Lease and Bayer has the unilateral right to determine if the fixed-price purchase option is exercised in 2009. If Bayer decides to exercise the purchase option, they must also fund it. EDNC’s ability to perform on its lease commitments is contingent upon Bayer’s performance under the Bayer Agreement. One of our subsidiaries has guaranteed the performance of EDNC’s obligations under the Bayer Agreement.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

11. Commitments and Contingencies (continued)

Purchase and Sales Commitments

Under an agreement, as amended, with its principal supplier of anhydrous ammonia, the El Dorado Chemical Company (“EDC”) will purchase substantially all of its anhydrous ammonia requirements using a market price-based formula plus transportation to the El Dorado Facility through December 31, 2006.

In 1995, one of our subsidiaries entered into a product supply agreement with a third party whereby the subsidiary is required to make monthly facility fee and other payments which aggregate $81,300. In return for this payment, the subsidiary is entitled to certain quantities of compressed oxygen produced by the third party. Except in circumstances as defined by the agreement, the monthly payment is payable regardless of the quantity of compressed oxygen used by the subsidiary. The term of this agreement is for fifteen years; however, the subsidiary can currently terminate the agreement without cause at a cost of approximately $4.5 million. Based on the subsidiary’s estimate of compressed oxygen demands of the plant, the cost of the oxygen under this agreement is expected to be favorable compared to floating market prices. Purchases under this agreement aggregated $1,035,000, $988,000, and $960,000 in 2005, 2004, and 2003, respectively.

At December 31, 2005 our Climate Control Business had purchase commitments under exchange-traded futures for 600,000 pounds of copper through December 2006 at a weighted average cost of $1.37 per pound and a weighted average market value of $1.98 per pound.

At December 31, 2005, we also had standby letters of credit outstanding of $2.1 million of which $1.3 million related to our Climate Control Business.

At December 31, 2005, we had deposits from customers of $1.9 million for forward sales commitments including $1.1 million with firm sales prices of large custom air handlers for deliveries in 2007 relating to our Climate Control Business.

Effective October 1, 2001, our subsidiary, Cherokee Nitrogen Holding, Inc. (“CNH”) entered into a long term 83% ammonium nitrate solution supply agreement with a third party (“Solution Agreement”). Under the Solution Agreement, CNH will supply to the third party its requirements of 83% ammonium nitrate solution from CNH’s Cherokee Facility for a term through at least September 2006 on a cost-plus basis. This customer has orally advised us that they may be reducing the amount of product that they take from our subsidiary.

On November 1, 2001, EDC entered into a long-term cost-plus industrial grade ammonium nitrate supply agreement (“Supply Agreement”) with a third party. Under the Supply Agreement, EDC will supply from the El Dorado Facility approximately 190,000 tons of industrial grade ammonium nitrate per year, which is approximately 90% of the plant’s manufacturing capacity for that product, for a term through at least March 2008. EDC and this customer have agreed in principal to a new five year agreement beginning January 1, 2006, with the new agreement to

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

11. Commitments and Contingencies (continued)

provide for certain price increases and an increase in the amount of product that this customer will take from EDC each year and renewal provision thereafter. This new agreement is subject to finalization of a definitive agreement.

Employment and Severance Agreements

We have employment and severance agreements with several of our officers. The agreements provide for annual base salaries, bonuses and other benefits commonly found in such agreements. In the event of termination of employment due to a change in control (as defined in the agreements), the agreements provide for payments aggregating $7.8 million at December 31, 2005.

Legal Matters

Following is a summary of certain legal matters involving the Company.

A. Environmental Matters

Our operations are subject to numerous environmental laws (“Environmental Laws”) and to other federal, state and local laws regarding health and safety matters (“Health Laws”). In particular, the manufacture and distribution of chemical products are activities which entail environmental risks and impose obligations under the Environmental Laws and the Health Laws, many of which provide for certain performance obligations, substantial fines and criminal sanctions for violations. There can be no assurance that material costs or liabilities will not be incurred by us in complying with such laws or in paying fines or penalties for violation of such laws. The Environmental Laws and Health Laws and enforcement policies thereunder relating to our Chemical Business have in the past resulted, and could in the future result, in compliance expenses, cleanup costs, penalties or other liabilities relating to the handling, manufacture, use, emission, discharge or disposal of pollutants or other substances at or from our facilities or the use or disposal of certain of its chemical products. Historically, significant expenditures have been incurred by subsidiaries within our Chemical Business in order to comply with the Environmental Laws and Health Laws. Our Chemical Business could be required to make significant additional site or operational modifications involving substantial expenditures. We have a legal obligation to monitor certain discharge water outlets at our Chemical Business facilities should we discontinue the operations of a facility. We do not believe that the annual costs of the required monitoring activities would be significant and as we currently have no plans to discontinue the use of the facilities and the remaining life of either facility is indeterminable, an asset retirement liability has not been recognized. However, we will continue to review this obligation and record a liability when a reasonable estimate of the fair value can be made. Currently, there is insufficient information to estimate the fair value of the asset retirement obligation.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

11. Commitments and Contingencies (continued)

FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” requires recognition of a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The Company has certain facilities that contain asbestos insulation around certain piping and heated surfaces. The asbestos insulation is in adequate condition to prevent leakage and can remain in place as long as the facility is operated or remains assembled. The Company plans to maintain the facilities in an adequate condition to prevent leakage through its standard repair and maintenance activities. The Company has not recorded a liability relating to the asbestos insulation, as management believes that it is not possible to reasonably estimate a settlement date for asbestos insulation removal because the facilities have an indeterminate life.

1. Discharge Water Matters

The El Dorado Facility generates process wastewater. The process water discharge and storm-water run off are governed by a state National Pollutant Discharge Elimination System (“NPDES”) water discharge permit issued by the Arkansas Department of Environmental Quality (“ADEQ”), which permit is to be renewed every five years. The ADEQ issued to EDC a new revised NPDES water discharge permit in 2004, and EDC has until June 2007 to meet the compliance deadline for the more restrictive limits under the recently issued NPDES permit. In order to meet EDC’s effluent limits under the permit, EDC had planned to utilize a pipeline to be built by the City of El Dorado, Arkansas (the “City”).

The City council approved the joint pipeline, but construction of the pipeline by the City is subject to the City receiving a permit from the ADEQ. The ADEQ has not issued the necessary permit to discharge wastewater into the pipeline and, as a result, this has caused a delay of unknown duration in construction of the pipeline. This delay may impact our ability to meet our compliance schedule under the NPDES permit. As a result, EDC has proposed to the ADEQ an extension of its compliance deadlines under its NPDES permit but there are no assurances that the ADEQ will grant such extension. If the City is not able to build its pipeline or can build it in a timely manner, EDC intends to discharge its wastewater through the City’s sewer system subject to obtaining a sewer discharge permit from the City and EDC building a pipeline to the City’s sewer system in a timely manner. The estimated remaining capital expenditures to meet the requirements of the NPDES permit ranges from $.5 million to $3.3 million plus approximately $2 million for our pro-rata portion of pipeline engineering and construction costs should the City build a pipeline.

In addition, EDC has entered into a CAO that recognizes the presence of nitrate contamination in the shallow groundwater at the El Dorado Facility. A new CAO is being completed to address the shallow groundwater contamination, which will include an evaluation of the current conditions and remediation based upon a risk assessment. The final remedy for shallow groundwater contamination, should any remediation be required, will be selected pursuant to the new CAO and based upon the risk assessment. There are no known users of this shallow

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

11. Commitments and Contingencies (continued)

groundwater in the area, and preliminary risk assessments have not identified any public health risk that would require remediation. During 2005, we spent $325,000 relating to the dredging of our neutralization pond to increase its efficiency. At December 31, 2005 the estimated cost to complete the requested investigation and risk assessment is approximately $33,000 which liability has been recorded. This amount is not discounted to its present value. The cost of any additional remediation that may be required will be determined based on the results of the investigation and risk assessment and cannot currently be reasonably estimated. Therefore, it is reasonably possible that a change in estimate will occur in the near term.

2. Air Matters

Under the terms of a consent administrative order (“AirCAO”), which became effective in February 2004 resolving certain air regulatory alleged violations associated with EDC’s sulfuric acid plant and certain other alleged air emission violations, EDC is required to implement additional air emission controls at the El Dorado Facility no later than six years from the effective date of the AirCAO. The ultimate cost of any technology changes required cannot presently be determined but is believed to cost between $1.5 million to $3 million of capital expenditures, depending on the technology changes as may be required.

3. Other Environmental Matters

In April 2002, Slurry Explosive Corporation (“Slurry”), later renamed Chemex I Corp., a subsidiary within our Chemical Business, entered into a Consent Administrative Order (“Slurry Consent Order”) with the Kansas Department of Health and Environment (“KDHE”), regarding Slurry’s Hallowell, Kansas manufacturing facility (“Hallowell Facility”). The Slurry Consent Order addressed the release of contaminants from the facility into the soils and groundwater and surface water at the Hallowell Facility. There are no known users of the groundwater in the area. The adjacent strip pit is used for fishing. Under the terms of the Slurry Consent Order, Slurry is required to, among other things, submit an environmental assessment work plan to the KDHE for review and approval, and agree with the KDHE as to any required corrective actions to be performed at the Hallowell Facility.

In connection with the sale of substantially all of the operating assets of Slurry and Universal Tech Corporation (“UTeC”) in December 2002, which was accounted for as discontinued operations, both subsidiaries within our Chemical Business, UTeC leased the Hallowell Facility to the buyer under a triple net long-term lease agreement. However, Slurry retained the obligation to be responsible for, and perform the activities under, the Slurry Consent Order. In addition, certain of our subsidiaries agreed to indemnify the buyer of such assets for these environmental matters. Slurry placed prior owners (“Chevron”) of the Hallowell Facility on notice of their responsibility for contribution towards the costs to investigate and remediate this site. Representatives of Chevron have agreed to pay one-half of the costs of certain interim remediation of the site.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

11. Commitments and Contingencies (continued)

During 2005, representatives of Slurry and Chevron met with the KDHE and proposed to remove the bulk of contaminated soil at the Hallowell site, which was orally agreed to by the KDHE subject to approval of a written work plan submitted to the KDHE. As a result of these meetings, we recorded provisions totaling $644,000 for our share of these estimated costs. At December 31, 2005, our liability (which is included in other current and noncurrent accrued liabilities) in connection with this remediation matter is $1,458,000 and our receivable (which is included in accounts receivable and other assets) from Chevron for one-half of these costs is $730,000. These amounts are not discounted to their present value. It is reasonably possible that a change in estimate of our liability and receivable will occur in the near term. For 2005, our share of these expenses are classified as discontinued operations (in accordance with SFAS 144) in the accompanying consolidated statement of income (there are no income tax benefits related to these expenses).

It is expected that this soil remediation will occur over the next two years.

Grand Jury Investigation - Slurry - Hallowell Facility

The U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives (“ATF”) previously conducted an investigation at Slurry. In August 2003, we learned that a federal grand jury for the District of Kansas was investigating Slurry and certain of its former employees relating to the alleged violations of explosive storage and related regulations at Slurry’s Hallowell Facility. Active operations at the Hallowell Facility were discontinued in February 2002 after its license to possess explosives was revoked by the ATF. In response to the Assistant U.S. Attorney’s suggestion, our counsel sent a letter to the U.S. Attorney offering to plead guilty to one count of a misdemeanor violation of explosive storage regulations with no monetary fine or forfeiture. The U.S. Attorney has not yet responded to our counsel’s offer. As of December 31, 2005, no liability has been recorded for any possible monetary fine or forfeiture because the decision from the U.S. Attorney is currently unknown. In the meantime, the U.S. government has continued to subpoena records for the grand jury and to examine witnesses in connection with this matter.

B. Other Pending, Threatened or Settled Litigation

1. Climate Control Business

Trison Construction, Inc. (“Trison”), a subsidiary within our Climate Control Business, is involved in a lawsuit brought against it by Trade Mechanical Construction, Inc. (“Trade”). The lawsuit is styled Trade Mechanical Contractors, Inc., et al. v. Trison Construction, Inc., and is pending in the District Court, State of Oklahoma, Pontotoc County. Trison entered into a contract with Johnson Controls, Inc. (“JCI”) to design, remove and install selected components on existing air conditioning systems at a project in Oklahoma (“Project”). In connection with the Project, Trison entered into a subcontract with Trade to provide certain services for Trison relating to the Project and disputes arose over the performance of the subcontract. During the

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

11. Commitments and Contingencies (continued)

first quarter of 2006, this lawsuit was settled by Trison agreeing to pay $125,000 to Trade which was accrued at December 31, 2005.

In connection with the Project, JCI alleged that Trison’s work on the Project contained certain defects and purported inadequacies and claimed that Trison defaulted on its contract with JCI. JCI made demand under Trison’s performance bond seeking recovery of costs alleged to have been required to correct and complete Trison’s work under its contract with JCI. In June 2004, JCI filed for arbitration with the American Arbitration Association claiming damages in the amount of approximately $1,700,000. Trison denies that its work was defective or otherwise incomplete and filed a counterclaim against JCI in the arbitration. On January 16, 2006, the arbitrator issued an interim award in this matter, as follows:

•	Denying JCI’s claims for breach of contract in their entirety;

•	Denying JCI’s claims for breach of the performance bond and bad faith against Trison’s bonding company;

•	Holding that JCI’s claims for termination for default by Trison was not sustainable and, therefore, Trison’s termination was a termination for convenience as required under the subcontract between Trison and JCI;

•	Holding that JCI is not entitled to any damages from Trison or its bonding company; and

•	Holding that Trison and its bonding company are the prevailing parties and under the subcontract are entitled to recover from JCI all reasonable costs and expenses including attorney fees incurred in this proceeding, the amount of which is to be determined at a further hearing.

JCI has reasserted a motion to disqualify the arbitrator based on alleged bias in the arbitration proceedings and to set aside the interim award. JCI’s original motion alleging arbitrator bias was denied by the American Arbitration Association.

We have spent approximately $1.3 million in attorneys’ fees and expenses in connection with this arbitration as of December 31, 2005. There are no assurances that we will recover the total amount of fees and expenses that we have incurred in connection with this matter.

There was no accounting recognition for this interim award issued on January 16, 2006, as of December 31, 2005. When the final award is realized, it will be recorded in the financial statements at that time.

The Company and one of our subsidiaries within the Climate Control Business, ClimaCool Corp., have been sued, together with two unrelated companies, in the United States District Court for the Northern District of Illinois, Eastern Division, in a case styled Multistack LLC v. ClimaCool Corp., et al., alleging that we, ClimaCool and others infringed on a patent in connection with certain modular air chillers that ClimaCool purchased from a French air

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

11. Commitments and Contingencies (continued)

conditioning company for resale in the United States. During the first quarter of 2006, the plaintiff dismissed this lawsuit without prejudice.

2. Chemical Business

Cherokee Nitrogen, Inc. (“Cherokee”), a subsidiary within our Chemical Business, has been sued for an undisclosed amount of monies based on a claim that Cherokee breached an agreement by overcharging the plaintiff, Nelson Brothers, LLC, (“Nelson”) for ammonium nitrate as a result of inflated prices for natural gas used to manufacture the ammonium nitrate. The suit is Nelson Brothers, LLC v. Cherokee Nitrogen v. Dynegy Marketing, and is pending in Alabama state court in Colbert County. Cherokee has filed a third-party complaint against Dynegy and a subsidiary (“Dynegy”) asserting that Dynegy was the party responsible for fraudulently causing artificial natural gas prices to exist and seeking an undisclosed amount from Dynegy, including any amounts which may be recovered by Nelson. Dynegy has filed a counterclaim against Cherokee for $600,000 allegedly owed on account, which has been recorded by Cherokee. Although there is no assurance, counsel for Cherokee has advised us that, at this time, they believe that Cherokee will recover monies from Dynegy and the likelihood of Dynegy recovering from Cherokee is remote. Our counsel also has advised us that they believe that the likelihood of Nelson recovering monies from Cherokee over and above any monies which may be recovered from Dynegy by Cherokee is remote.

Cherokee has filed suit against Meecorp Capital Markets, LLC (“Meecorp”) and Lending Solutions, Inc. in Alabama State Court, in Etowah County, Alabama, for recovery of actual damages plus punitive damages, relating to a loan transaction. Meecorp counterclaimed for the balance of an alleged commitment fee of $100,000, an alleged equity kicker of $200,000 and $3,420,000 for loss of opportunity. Cherokee is vigorously pursuing this matter, and counsel for Cherokee has advised that they believe there is a substantial likelihood Cherokee will recover from the defendants and that the likelihood of Meecorp recovering from Cherokee is remote.

3. Other

Zeller Pension Plan

In February 2000, the Company’s Board of Directors authorized management to proceed with the sale of the automotive products business, since the automotive products business was no longer a “core business” of the Company. In May 2000, the Company sold substantially all of its assets in its automotive products business. After the authorization by the board, but prior to the sale, the automotive products business purchased the assets and assumed certain liabilities of Zeller Corporation (“Zeller”). The liabilities of Zeller assumed by the automotive products business included Zeller’s pension plan, which is not a multi-employer pension plan. In June 2003, the principal owner (“Owner”) of the buyer of the automotive products business was contacted by a representative of the Pension Benefit Guaranty Corporation (“PBGC”) regarding the plan. The Owner has been informed by the PBGC of a possible under-funding of the plan and

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

11. Commitments and Contingencies (continued)

a possible takeover of the plan by the PBGC. The Owner has notified the Company of these events. The Company has also been contacted by the PBGC and has been advised that the PBGC considers the Company to be potentially liable for the under-funding of the Zeller Plan in the event that the plan is taken over by the PBGC and has alleged that the under-funding is approximately $.6 million. The Company has been advised by ERISA counsel that, based upon numerous representations made by the Company and the assumption that the trier of fact determining the Company’s obligations with respect to the plan would find that: we disposed, in May 4, 2000 of interest in the automotive products business including the Zeller assets and business pursuant to a bona fide purchase agreement under the terms of which the purchaser assumed all obligations with respect to the operation, including funding of the Zeller plan, the purpose of the sale of the automotive products business did not include an attempt to evade liability for funding the Zeller plan, at the time we disposed of our interest in the automotive products business, the Zeller plan was adequately funded, on an ongoing basis and all required contributions had been made, and the Zeller plan did not terminate at anytime that any member of the Company’s controlled group of entities was a contribution sponsor to the Zeller plan, that the possibility of an unfavorable outcome to us in a lawsuit if the PBGC attempts to hold us liable for the under-funding of the Zeller plan is remote.

Asserting Financing Fee

On December 4, 2003, the Company and Southwest Securities, Inc. (“Southwest”) entered into a letter agreement whereby the Company agreed to retain Southwest to assist the Company in obtaining financing for the Company. Southwest’s right to a fee under the Agreement is limited to a refinancing occurring during “a period of sixty days, to be extended if a transaction is ongoing.” A financing did not occur within sixty days of the date of the Agreement, nor was a funding transaction “ongoing” at the end of that period. In September 2004, more than ten months after the date of the Agreement between the Company and Southwest, ThermaClime borrowed $50 million from Orix Capital Markets, LLC (“Orix”). It is the Company’s position that the Orix financing transaction was not the result of any efforts by Southwest, nor was it the culmination of any negotiations or transaction commenced during the sixty-day term of the Agreement. Nonetheless, Southwest has asserted that it is entitled to a fee of $1.7 million pursuant to the Agreement. The Company brought an action against Southwest in Oklahoma state court in a lawsuit styled LSB Industries, Inc. v. Southwest Securities, Inc. pending in the Oklahoma District Court, Oklahoma County, for a declaratory judgment that the Company is not liable to Southwest under the Agreement as a result of the Orix financing transaction. The Company intends to vigorously defend itself against the claim by Southwest, and counsel handling this matter for the Company has advised that the Company’s prospects for a favorable outcome in this matter appears likely. Our counsel has advised us that prospects for an adverse result against us is remote, but that discovery is continuing and counsel’s judgment may change depending upon the nature of additional evidence. Recently, the parties attempted to mediate this matter but were unable to agree on a settlement. No liability has been established relating to the fee asserted by Southwest as of December 31, 2005.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

11. Commitments and Contingencies (continued)

We are also involved in various other claims and legal actions which in the opinion of management, after consultation with legal counsel, if determined adversely to us, would not have a material effect on our business, financial condition or results of operations.

12. Redeemable Preferred Stock

At December 31, 2005 and 2004, we had 871 shares and 1,027 shares, respectively, outstanding of noncumulative redeemable preferred stock. Each share of redeemable preferred stock, $100 par value, is convertible into 40 shares of our common stock at the option of the holder at any time and entitles the holder to one vote. The redeemable preferred stock is redeemable at par at the option of the holder or the Company. The redeemable preferred stock provides for a noncumulative annual dividend of 10%, payable when and as declared. The redeemable preferred stock is classified as accrued liabilities in the accompanying consolidated balance sheets.

13. Stockholders’ Equity

Qualified Stock Option Plans

At December 31, 2005 we have a 1993 Stock Option and Incentive Plan (“1993 Plan”) and a 1998 Stock Option Plan (“1998 Plan”). The 1993 Plan has expired, and accordingly, no additional options may be granted from this plan. Options granted prior to the expiration of this plan continue to remain valid thereafter in accordance with their terms. Under the 1998 Plan, we are authorized to grant options to purchase up to 1,000,000 shares of our common stock to our key employees; however, no options are available to be granted as of December 31, 2005. At December 31, 2005, there were 376,500 options outstanding related to the 1993 Plan and 509,204 options outstanding relating to the 1998 Plan. Under the plans, these options become exercisable 20% after one year from date of grant, 40% after two years, 70% after three years, 100% after four years and lapse at the end of ten years. However effective December 31, 2005 our Board of Directors approved the acceleration of the vesting schedule of 61,500 shares of qualified stock options which would have been fully vested on November 17, 2009 to avoid the recognition of compensation expense in our future financial statements relating to these stock options. As a result, all outstanding qualified stock options were exercisable at December 31, 2005. Based on FIN 44, since this modification to the vesting schedule did not renew or increase the life of these stock options, a remeasurement of the stock options was not required and no stock-based compensation was recognized in 2005. The exercise price of options granted under these plans was equal to the market value of our common stock at the date of grant. For participants who own 10% or more of our common stock at the date of grant, the exercise price is 110% of the market value at the date of grant and the options lapse after five years from the date of grant.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

13. Stockholders’ Equity (continued)

Activity in our qualified stock option plans during each of the three years in the period ended December 31, 2005 is as follows:

	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	921,204	$2.65	1,283,800	$2.37	1,424,600	$2.34
Granted	61,500	$5.10	—	$—	—	$—
Exercised	(80,500)	$2.83	(346,596)	$1.59	(127,800)	$1.53
Canceled, forfeited or expired	(16,500)	$3.79	(16,000)	$2.72	(13,000)	$7.21

Outstanding at end of year	885,704	$2.78	921,204	$2.65	1,283,800	$2.37

Exercisable at end of year	885,704	$2.78	863,454	$2.65	1,168,300	$2.33

Weighted average fair value of options granted during year		$3.78		N/A		N/A

The following table summarizes information about qualified stock options outstanding and exercisable at December 31, 2005:

	Stock Options Outstanding and Exercisable
Exercise Prices	Shares Outstanding and Exercisable	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price
$ 1.25	366,204	3.58	$1.25
$ 2.73 - $ 3.00	155,000	5.35	$2.76
$ 4.13	280,000.92		$4.13
$ 4.88 - $ 5.10	84,500	7.35	$5.04

$ 1.25 - $ 5.10	885,704	3.41	$2.78

Non-Qualified Stock Option Plans

Our Board of Directors approved the grants of non-qualified stock options to our outside directors, our President and certain key employees, as shown below. The option prices are generally based on the market value of our common stock at the dates of grants. These options have vesting terms and lives specific to each grant but generally vest over 48 months and expire ten years from the grant date. However, effective December 31, 2005, our Board of Directors

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

13. Stockholders’ Equity (continued)

approved the acceleration of the vesting schedule of 30,000 shares of non-qualified stock options which would have been fully vested on April 22, 2008 and 15,000 shares of non-qualified stock options which would have been fully vested on November 7, 2006 to avoid the recognition of compensation expense in our future financial statements relating to these stock options. As a result, all outstanding non-qualified stock options were exercisable at December 31, 2005. Based on FIN 44, since this modification to the vesting schedule did not renew or increase the life of these stock options, a remeasurement of the stock options was not required and no stock-based compensation was recognized in 2005.

We have an Outside Directors Stock Option Plan (the “Outside Director Plan”). The Outside Director Plan authorizes the grant of non-qualified stock options to each member of our Board of Directors who is not an officer or employee of the Company or its subsidiaries. The maximum number of options that may be issued under the Outside Director Plan is 400,000 of which 295,000 are available to be granted at December 31, 2005. At December 31, 2005, there are 90,000 options outstanding related to the Outside Director Plan.

Activity in our non-qualified stock option plans during each of the three years in the period ended December 31, 2005 is as follows:

	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,014,000	$2.01	1,254,000	$2.17	1,351,000	$2.32
Granted	—	$—	—	$—	—	$—
Exercised	(8,400)	$2.44	(235,000)	$2.81	(3,000)	$1.25
Surrendered, forfeited, or expired	—	$—	(5,000)	$4.19	(94,000)	$4.39

Outstanding at end of year	1,005,600	$2.00	1,014,000	$2.01	1,254,000	$2.17

Exercisable at end of year	1,005,600	$2.00	913,250	$1.87	1,102,500	$2.03

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

13. Stockholders’ Equity (continued)

The following table summarizes information about non-qualified stock options outstanding and exercisable at December 31, 2005:

	Stock Options Outstanding and Exercisable
Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price
$ 1.25 - $ 1.38	706,500	3.58	$1.26
$ 2.62 - $ 2.73	108,500	6.19	$2.70
$ 4.19	105,600	2.27	$4.19
$ 4.54 - $ 5.36	85,000	1.58	$4.59

$ 1.25 - $ 5.36	1,005,600	3.56	$2.00

Preferred Share Purchase Rights

We have adopted a preferred share rights plan (the “Rights Plan”), which became effective as of February 27, 1999. The Rights Plan replaced and renewed a rights plan that was terminating as of that date. Under the Rights Plan, we declared a dividend distribution of one Renewed Preferred Share Purchase Right (the “Renewed Preferred Right”) for each outstanding share of our common stock outstanding as of February 27, 1999 and all further issuances of our common stock would carry the rights. The Rights Plan has a term of ten years from its effective date. The Renewed Preferred Rights are designed to ensure that all of our stockholders receive fair and equal treatment in the event of a proposed takeover or abusive tender offer.

The Renewed Preferred Rights are generally exercisable when a person or group (other than Jack E. Golsen, our Chairman and Chief Executive Officer (“CEO”), and his affiliates, our company or any of our subsidiaries, our employee savings plans and certain other limited excluded persons or entities, as set forth in the Rights Plan) acquire beneficial ownership of 20% or more of our common stock (such a person or group will be referred to as the “Acquirer”). Each Renewed Preferred Right (excluding Renewed Preferred Rights owned by the Acquirer) entitles stockholders to buy one one-hundredth (1/100) of a share of a new series of participating preferred stock at an exercise price of $20. Following the acquisition by the Acquirer of beneficial ownership of 20% or more of our common stock, and prior to the acquisition of 50% or more of our common stock by the Acquirer, our Board of Directors may exchange all or a portion of the Renewed Preferred Rights (other than Renewed Preferred Rights owned by the Acquirer) for our common stock at the rate of one share of common stock per Renewed Preferred Right. Following acquisition by the Acquirer of 20% or more of our common stock, each Renewed Preferred Right (other than the Renewed Preferred Rights owned by the Acquirer) will entitle its holder to purchase a number of our common shares having a market value of two times the Renewed Preferred Right’s exercise price in lieu of the new preferred stock. Thus, only as an example, if our common shares at such time were trading at $10 per share and the exercise price

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

13. Stockholders’ Equity (continued)

of the Renewed Preferred Right is $20, each Renewed Preferred Right would thereafter be exercisable at $20 for four of our common shares.

If after the Renewed Preferred Share Rights are triggered, we are acquired, or we sell 50% or more of our assets or earning power, each Renewed Preferred Right (other than the Renewed Preferred Rights owned by the Acquirer) will entitle its holder to purchase a number of the acquiring company’s common shares having a market value at the time of two times the Renewed Preferred Right’s exercise price, except if the transaction is consummated with a person or group who acquired our common shares pursuant to a Permitted Offer, the price for all of our common shares paid to all of our common shareholders is not less than the price per share of our common stock pursuant to the Permitted Offer and the form of consideration offered in the transaction is the same as the form of consideration paid pursuant to the Permitted Offer. As defined in the Rights Plan, a “Permitted Offer” is an offer for all of our common shares at a price and on terms that a majority of our Board, who are not officers, or the person or group who could trigger the exerciseability of the Renewed Preferred Rights, deems adequate and in our best interest and that of our shareholders. Thus, only as an example, if our common shares were trading at $10 per share and the exercise price of a Renewed Preferred Right is $20, each Renewed Preferred Right would thereafter be exercisable at $20 for four shares of the Acquirer.

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

In May 2002, we issued warrants to purchase 595,585 shares of our common stock exercisable at $.10 per share until May 2012. In March 2005, the holders exercised the warrants, under a cashless exercise provision, to purchase 586,140 shares of our common stock (See Note 9 (A)).

As of December 31, 2005, we have reserved 5.9 million shares of common stock issuable upon potential conversion of preferred stocks, stock options and warrants.

14. Non-Redeemable Preferred Stock

The 20,000 shares of Series B cumulative, convertible preferred stock, $100 par value, are convertible, in whole or in part, into 666,666 shares of our common stock (33.3333 shares of common stock for each share of preferred stock) at any time at the option of the holder and entitles the holder to one vote per share. The Series B preferred stock provides for annual cumulative dividends of 12% from date of issue, payable when and as declared. At December 31, 2005, $1.4 million of dividends ($72 per share) on the Series B preferred stock were in arrears.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

14. Non-Redeemable Preferred Stock (continued)

The Class C preferred stock, designated as a $3.25 convertible exchangeable Class C preferred stock, Series 2, has no par value (“Series 2 Preferred”). The Series 2 Preferred has a liquidation preference of $50.00 per share plus accrued and unpaid dividends and is convertible at the option of the holder at any time, unless previously redeemed, into our common stock at an initial conversion price of $11.55 per share (equivalent to a conversion rate of approximately 4.3 shares of common stock for each share of Series 2 Preferred), subject to adjustment under certain conditions. Upon the mailing of notice of certain corporate actions, holders will have special conversion rights for a 45-day period. The Series 2 Preferred is redeemable at our option, in whole or in part, at $50.00 per share, plus accrued and unpaid dividends to the redemption date. Dividends on the Series 2 Preferred are cumulative and payable quarterly in arrears. At December 31, 2005, $12.8 million of dividends ($21.125 per share) on the Series 2 Preferred were in arrears.

The Series 2 Preferred also is exchangeable in whole, but not in part, at our option on any dividend payment date for 6.50% Convertible Subordinated Debentures due 2018 (the “Debentures”) at the rate of $50.00 principal amount of Debentures for each share of Series 2 Preferred. Interest on the Debentures, if issued, will be payable semiannually in arrears. The Debentures will, if issued, contain conversion and optional redemption provisions similar to those of the Series 2 Preferred and will be subject to a mandatory annual sinking fund redemption of 5% of the amount of Debentures initially issued, commencing on the June 15 following their issuance.

During 2005, we purchased 13,300 shares of Series 2 Preferred in the open market for $597,000 (average cost of $44.90 per share). These shares are being held as treasury stock. During 2004, we purchased 5,000 shares of Series 2 Preferred in the open market for $271,000 ($54.12 per share). These shares were canceled by the Company.

The 1,000,000 shares of Class C preferred stock, designated as Series D 6% cumulative, convertible Class C preferred stock (“Series D Preferred”), have no par value and are convertible, in whole or in part, into 250,000 shares of our common stock (1 share of common stock for 4 shares of preferred stock) at any time at the option of the holder. Dividends on the Series D Preferred are cumulative and payable annually in arrears at the rate of 6% per annum of the liquidation preference of $1.00 per share but will be paid only after accrued and unpaid dividends are paid on the Series 2 Preferred. At December 31, 2005, $240,000 of dividends ($.24 per share) on the Series D Preferred were in arrears. Each holder of the Series D Preferred shall be entitled to .875 votes per share.

At December 31, 2005, we are authorized to issue an additional 3,791 shares of $100 par value preferred stock and an additional 3,394,750 shares of no par value preferred stock. Upon issuance, our Board of Directors will determine the specific terms and conditions of such preferred stock.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

15. Executive Benefit Agreements and Employee Savings Plans

In 1981, we entered into individual death benefit agreements with certain key executives (“1981 Agreements”). Under the 1981 Agreements, should the executive die while employed, we are required to pay the beneficiary named in the agreement in 120 equal monthly installments aggregating to an amount specified in the agreement. At December 31, 2005, the monthly installments specified in the 1981 Agreements total $34,000 and the aggregate undiscounted death benefits are $4.1 million. The benefits under the 1981 Agreements are forfeited if the respective executive’s employment is terminated for any reason prior to death. The 1981 Agreements may be terminated by the Company at any time and for any reason prior to the death of the employee.

In 1992, we entered into individual benefit agreements with certain key executives (“1992 Agreements”) that provide for annual benefit payments for life (in addition to salary) ranging from $16,000 to $18,000 payable in monthly installments when the employee reaches age 65. As of December 31, 2005 and 2004, the liability for benefits under the 1992 Agreements is $938,000 and $960,000, respectively, which is included in accrued liabilities and other noncurrent liabilities in the accompanying consolidated balance sheets. The liability reflects the present value of the remaining estimated payments at discount rates of 5.57% and 5.68% as of December 31, 2005 and 2004, respectively. Future estimated undiscounted payments aggregate to $2.1 million as of December 31, 2005. For 2005, 2004 and 2003, charges to selling, general and administrative expenses for these benefits were $110,000, $171,000 and $230,000, respectively. As part of the 1992 Agreements, should the executive die prior the age of 65, we will pay the beneficiary named in the agreement in 120 equal monthly installments aggregating to an amount specified in the agreement. This is in addition to any amount payable under the 1981 agreement should that executive have both a 1981 and 1992 agreement. At December 31, 2005, the aggregate undiscounted death benefit payments specified in the 1992 Agreements are $780,000. The benefits under the 1992 Agreements are forfeited if the respective executive’s employment is terminated prior to age 65 for any reason other than death. The 1992 Agreements may be terminated by the Company at any time and for any reason prior to the death of the employee.

On May 12, 2005 we entered into a death benefit agreement (“2005 Agreement”) with our CEO. The Death Benefit Agreement provides that, upon our CEO’s death, we will pay to our CEO’s designated beneficiary, a lump-sum payment of $2.5 million to be funded from the net proceeds received by us under certain life insurance policies on our CEO’s life that are owned by us. We are obligated to keep in existence life insurance policies with a total face amount of no less than $2.5 million of the stated death benefit. As of December 31, 2005, the life insurance policies owned by us on the life of our CEO have a total face amount of $7 million. The benefit under the 2005 Agreement is not contingent upon continued employment and may be amended at any time by written agreement executed by the CEO and the Company.

As of December 31, 2005, the liability for death benefits under the 1981, 1992 and 2005 Agreements is $869,000 (none at December 31, 2004) which is included in accrued and other noncurrent liabilities. We accrue for such liabilities when they become probable and discount the liabilities to their present value. The increase in the liability relates to the untimely death of one

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

15. Executive Benefit Agreements and Employee Savings Plans (continued)

of our executives in January 2005 (the net proceeds from the related life insurance policies are included in non-operating other income as shown in Note 19 – Other Expense, Other Income and Non-Operating Other Income, net) and the change in accounting estimate for our CEO’s remaining service period (See Note 3 - Changes in Accounting Estimates).

To assist us in funding the benefit agreements discussed above, we purchased life insurance contracts on various individuals in which we are the beneficiary. As of December 31, 2005, the total face amount of these policies is $22 million of which $2.5 million of the proceeds is required to be paid as discussed above.

Some of these life insurance policies have cash surrender values that we have borrowed against. The cash surrender values are included in other assets in the amounts of $632,000 and 635,000, net of borrowings of $1,939,000 and $2,444,000 at December 31, 2005 and 2004, respectively. Increases in cash surrender values of $574,000, $465,000 and $300,000 are netted against the premiums paid for life insurance policies of $1,037,000, $678,000 and $717,000 in 2005, 2004 and 2003, respectively, and are included in selling, general and administrative expenses.

We sponsor a savings plan under Section 401(k) of the Internal Revenue Code under which participation is available to substantially all full-time employees. We do not presently contribute to this plan except for EDC and Cherokee Nitrogen Company’s union employees and EDNC employees which amounts were not material for each of the three years ended December 31, 2005.

16. Fair Value of Financial Instruments

The following discussion of fair values is not indicative of the overall fair value of our assets and liabilities since the provisions of SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” do not apply to all assets, including intangibles.

As of December 31, 2005 and 2004, due to their short-term nature, the carrying values of cash, restricted cash, accounts receivable, accounts payable, short-term financing and drafts payable, and accrued liabilities approximated their estimated fair values. Carrying values for variable rate borrowings are believed to approximate their fair value. Fair values for fixed rate borrowings, other than the Notes, are estimated using a discounted cash flow analysis that applies interest rates currently being offered on borrowings of similar amounts and terms to those currently outstanding while also taking into consideration our current credit worthiness. The fair value for the Notes was based on market quotations; however, there has been a low volume of trading activity. In addition, in March 2006, we purchased approximately $6 million of the Notes at carrying value.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

16. Fair Value of Financial Instruments (continued)

	December 31, 2005		December 31, 2004
	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
	(In thousands)
Variable Rate:
Senior Secured Loan (1)	$48,695	$50,000	$50,000	$50,000
Bank debt and equipment financing	35,197	35,197	31,740	31,740
Fixed Rate:
Bank debt and equipment financing	13,574	13,627	12,574	11,467
Senior Unsecured Notes due 2007	6,118	13,300	6,071	13,300

	$103,584	$112,124	$100,385	$106,507

(1)	The Senior Secured Loan has a variable interest rate not to exceed 11% or 11.5% depending on ThermaClime’s leverage ratio.

17. Inventory Write-Down

During 2005, 2004 and 2003, our Climate Control Business wrote down the carrying value of certain slow-moving inventory items by $121,000, $363,000 and $222,000, respectively. During 2005 and 2004, our Chemical Business wrote down the carrying value of certain nitrogen-based inventories by $118,000 and $714,000, respectively. These costs are included in cost of sales in the accompanying consolidated statements of income.

18. Property and Business Interruption Insurance Recoveries

Beginning in October 2004 and continuing into June 2005, the Chemical Business’ results were adversely affected as a result of the loss of production due to a mechanical failure of one of the four nitric acid plants at the El Dorado Facility. The plant was restored to normal production in June 2005. We filed a property damage insurance claim for $3.8 million, net of a $1 million deductible. In 2005, we recognized insurance recoveries of $2.7 million under our replacement cost insurance policy relating to this property damage claim. The effect of this property insurance recovery to the accompanying consolidated statement of income was $1.5 million for 2005 which is included in other income. The insurers are contesting the remaining claim and we have instituted litigation against the insurers in connection with this claim . Additional recoveries upon final resolution will be recognized when realized.

In addition, we filed a claim for recovery of the business interruption losses related to this incident. Our business interruption insurance policy contains a forty-five day waiting period before covering losses resulting from business interruptions. The claim is for $4.7 million, net of the forty-five day waiting period. In 2005, we realized insurance recoveries of $1.9 million relating to this claim which is recorded as a reduction to cost of sales. As of March 20, 2006, additional business interruption insurance payments totaling $554,000 were agreed to and paid by our insurers in 2006 which will be recognized in the first quarter of 2006. We have instituted litigation for the remaining balance. Additional recoveries, if any, related to this business interruption will be recognized when realized.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

18. Property and Business Interruption Insurance Recoveries (continued)

Beginning in 2001 through 2003, we incurred business interruptions as the result of a sulfuric acid plant at the El Dorado Facility experiencing several mechanical problems with a boiler that had been repaired by one of our vendors. As a result, other equipment was also damaged at the plant. During 2004, net settlements of $1.5 million were reached with the vendor’s insurance carrier and our insurance carriers. These settlements are classified as a reduction of cost of sales in 2004.

19. Other Expense, Other Income and Non-Operating Other Income, net

	Year ended December 31
	2005	2004	2003
	(In thousands)
Other expense:
Impairments of long-lived assets	$237	$737	$500
Other (1)	95	374	255

Total other expense	$332	$1,111	$755

Other income:
Property insurance recoveries in excess of losses incurred	$1,618	$—	$—
Gains on the sale of property and equipment, net	714	340	—
Rental income	142	128	228
Other (1)	208	206	502

Total other income	$2,682	$674	$730

Non-operating other income, net:
Net proceeds from certain key individual life insurance policies (Note 15)	$1,162	$—	$—
Gains on sale of certain current assets, primarily precious metals	237	2,335	502
Miscellaneous income (1)	311	258	564
Miscellaneous expense (1)	(149)	(159)	(335)

Total non-operating other income, net	$1,561	$2,434	$731

(1)	Amounts represent numerous unrelated transactions, none of which are individually significant requiring separate disclosure.

20. Segment Information

Factors Used by Management to Identify the Enterprise’s Reportable Segments and Measurement of Segment Income or Loss and Segment Assets

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

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

20. Segment Information (continued)

We evaluate performance and allocate resources based on operating income or loss. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Description of Each Reportable Segment

Climate Control

This business segment manufactures and sells, primarily from its various facilities in Oklahoma City, a variety of water source heat pumps, hydronic fan coils and other heating, ventilation, and air conditioning (“HVAC”) products for use in commercial and residential air conditioning and heating systems including large custom air handlers and modular chillers systems. Our various facilities in Oklahoma City comprise substantially all of the Climate Control segment’s operations. Sales to customers of this segment primarily include original equipment manufacturers, contractors and independent sales representatives located throughout the world.

Chemical

This segment manufactures and sells fertilizer grade ammonium nitrate, urea ammonium nitrate, urea and anhydrous ammonia for agricultural applications, concentrated, blended and regular nitric acid, metallurgical grade anhydrous ammonia and sulfuric acid for industrial applications and industrial grade ammonium nitrate and solutions for the mining industry. Our primary manufacturing facilities are located in El Dorado, Arkansas, Baytown, Texas and Cherokee, Alabama. Sales to customers of this segment primarily include farmers, ranchers, fertilizer dealers and distributors located in the Central and Southeastern United States, explosive manufacturers in the United States and industrial users of acids throughout the United States and parts of Canada.

The Chemical Business is subject to various federal, state and local environmental regulations. Although we have designed policies and procedures to help reduce or minimize the likelihood of significant chemical accidents and/or environmental contamination, there can be no assurances that we will not sustain a significant future operating loss related thereto.

As of December 31, 2005, our Chemical Business employed 373 persons, with 123 represented by unions under agreements expiring in July through November of 2007.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

20. Segment Information (continued)

Information about our continuing operations in different industry segments for each of the three years in the period ended December 31, is detailed below.

	2005	2004	2003
	(In Thousands)
Net sales:
Climate Control:
Water source heat pumps	$84,895	$73,557	$60,473
Hydronic fan coils	53,564	48,760	47,423
Other HVAC products	18,007	18,321	11,136

Total Climate Control	156,466	140,638	119,032
Chemical:
Agricultural products	80,638	72,154	70,729
Industrial acids and other chemical products	80,228	82,040	70,219
Mining products	72,581	62,070	52,220

Total Chemical	233,447	216,264	193,168
Other	6,809	6,706	4,461

	$396,722	$363,608	$316,661

Gross profit:
Climate Control	$47,315	$42,049	$36,139
Chemical	16,426	8,917	12,281
Other	2,330	2,145	1,491

	$66,071	$53,111	$49,911

Operating income (loss):
Climate Control	$14,097	$11,707	$11,519
Chemical	7,703	(877)	3,043
General corporate expenses and other business operations, net (1)	(6,835)	(7,586)	(6,560)

	14,965	3,244	8,002
Interest expense	(11,407)	(7,393)	(6,097)
Gains on extinguishment of debt	—	4,400	258
Provision for loss on notes receivable-Climate Control	—	(1,447)	—
Non-operating income (expense), net:
Chemical	362	2,463	511
Corporate and other business operations	1,199	(29)	220
Provision for income taxes	(118)	—	—
Equity in earnings of affiliate - Climate Control	745	668	19

Income from continuing operations before cumulative effect of accounting change	$5,746	$1,906	$2,913

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

20. Segment Information (continued)

(1) General corporate expenses and other business operations, net consist of the following:

	2005	2004	2003
	(In Thousands)
Gross profit-Other	$2,330	$2,145	$1,491
Selling, general and administrative:
Personnel costs	(5,258)	(4,194)	(3,838)
Professional fees	(2,398)	(2,672)	(1,653)
Office overhead	(598)	(637)	(628)
Property, franchise and other taxes	(250)	(283)	(256)
All other	(1,424)	(1,703)	(1,466)

Total selling, general and administrative	(9,928)	(9,489)	(7,841)
Other income	883	144	165
Other expense	(120)	(386)	(375)

Total general corporate expenses and other business operations, net	$(6,835)	$(7,586)	$(6,560)

Information about our property, plant and equipment and total assets by industry segment is detailed below:

	2005	2004	2003
	(In Thousands)
Depreciation of property, plant and equipment:
Climate Control	$2,223	$1,720	$2,188
Chemical	8,503	8,288	7,938
Corporate assets and other	149	186	186

Total depreciation of property, plant and equipment	$10,875	$10,194	$10,312

Additions to property, plant and equipment:
Climate Control	$4,322	$730	$1,543
Chemical	11,617	8,606	6,043
Corporate assets and other	232	96	230

Total additions to property, plant and equipment	$16,171	$9,432	$7,816

Total assets:
Climate Control	$60,970	$54,423	$51,683
Chemical	111,212	94,981	92,093
Corporate assets and other	16,781	18,164	18,037

Total assets	$188,963	$167,568	$161,813

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

20. Segment Information (continued)

Net sales by industry segment include net sales to unaffiliated customers as reported in the consolidated financial statements. Net sales classified as “Other” consist of sales of industrial machinery and related components. Intersegment net sales are not significant.

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

Information about our domestic and foreign operations from continuing operations for each of the three years in the period ended December 31, is detailed below:

Geographic Region	2005	2004	2003
	(In Thousands)
Net sales:
Domestic operations	$396,722	$359,800	$316,584
Foreign operations (1)	—	3,808	77

	$396,722	$363,608	$316,661

Income (loss) from continuing operations before cumulative effect of accounting change:
Domestic operations	$5,768	$2,501	$2,817
Foreign operations (1)	(22)	(595)	96

	$5,746	$1,906	$2,913

Long-lived assets:
Domestic operations	$74,082	$70,219	$71,931
Foreign operations	—	—	3

	$74,082	$70,219	$71,934

(1)	Net sales by foreign operations are to unaffiliated customers. The 2004 amounts relate primarily to MultiClima’s operations as discussed in Note 2 – Summary of Significant Accounting Policies.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

20. Segment Information (continued)

Net sales to unaffiliated customers include foreign export sales as follows:

Geographic Area	2005	2004	2003
	(In Thousands)
Canada	$12,077	$11,464	$6,162
Middle East	2,647	2,193	996
South and East Asia	1,502	1,173	816
Europe	1,148	1,752	1,650
Mexico, Central and South America	831	1,075	1,376
Other	397	320	279

	$18,602	$17,977	$11,279

Major Customers

Net sales to one customer, Orica USA, Inc., of our Chemical Business segment represented approximately 11%, 10% and 11% of our total net sales for 2005, 2004 and 2003, respectively. As discussed in Note 11 - Commitments and Contingencies, under the terms of the Supply Agreement, EDC will supply from the El Dorado Facility industrial grade ammonium nitrate through at least March 2008, with provisions for renewal thereafter.

Net sales to another customer, Bayer, of our Chemical Business segment represented approximately 9%, 11% and 12% of our total net sales for 2005, 2004 and 2003, respectively. As discussed in Note 11 - Commitments and Contingencies, under the terms of the Bayer Agreement, Bayer will purchase, from one of our subsidiaries, all of its requirements for nitric acid to be used at the Baytown, Texas facility for a term through at least May 2009, with provisions for renewal thereafter.

21. Subsequent Events (Unaudited)

On March 14, 2006, the Company completed a private placement to six qualified institutional buyers (“OIBs”), pursuant to which the Company sold $18 million aggregate principal amount of its 7% Convertible Senior Subordinated Debentures due 2011 (the “Debentures”) pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Act”), afforded by Section 4(2) of the Act and/or Regulation D promulgated under the Act. The Debentures are eligible for resale by the investors under Rule144A under the Act prior to registration of the Debentures. J. Giordano Securities Group acted as the Company’s exclusive placement agent for this transaction and was paid an aggregate of 6% of the aggregate gross proceeds in the financing. Aggregate estimated offering expenses in connection with the

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

21. Subsequent Events (Unaudited) (continued)

transaction, including discounts and commissions, were approximately $.4 million. In connection with the closing, the Company entered into an indenture (the “Indenture”) with UMB Bank, n.a., as trustee (the “Trustee”), governing the Debentures. The Trustee is also the Company’s transfer agent. The Trustee receives customary compensation from the Company for such services.

Jayhawk Institutional Partners, L.P., who together with its affiliates, Kent C. McCarthy and Jayhawk Capital Management, L.L.C., owned beneficially approximately 17.4% our common stock (including shares issuable upon conversion of our preferred stock and exercise of an outstanding warrant) prior to the closing of the private placement, purchased $1 million principal amount of the Debentures.

The Debentures are convertible by holders in whole or in part into shares of the Company’s common stock prior to their maturity on March 1, 2011. The conversion rate of the Debentures for holders electing to convert all or any portion of a debenture prior to September 1, 2006 will be 125 shares per $1,000 principal amount of debentures (representing a conversion price of $8.00 per share). Holders of debentures electing to convert all or any portion of a debenture on or after September 1, 2006 and before March 1, 2009 will obtain the following conversion rate per $1,000 principal amount of debentures during the dates indicated: September 1, 2006 to February 28, 2007, 141.25 shares (representing a conversion price of approximately $7.08 per share); March 1, 2007 to August 31, 2007, 141.04 shares (representing a conversion price of approximately $7.09 per share); September 1, 2007 to February 29, 2008, 137.27 shares (representing a conversion price of approximately $7.28 per share); March 1, 2008 to August 31, 2008, 133.32 shares (representing a conversion price of approximately $7.50 per share); and September 1, 2008 to February 28, 2009, 129.23 shares (representing a conversion price of approximately $7.74 per share). On March 1, 2009, the conversion rate returns to 125 shares per $1,000 principal amount of debentures (representing a conversion price of $8.00 per share), until their maturity on March 1, 2011. The conversion price will be adjusted to reflect dividends, stock splits, issuances of rights to purchase shares of common stock and other events, as set forth in the Indenture.

The Debentures may be redeemable beginning March 1, 2009, under certain conditions. The redemption price is payable at our option in cash or, subject to certain conditions, in shares of our common stock. At maturity, we may elect to pay up to one-half of the principal amount of the Debentures, plus accrued and unpaid interest due thereon at maturity, in shares of our common stock under certain conditions. If we pay the redemption price on any portion of the Debentures at maturity on our common stock, our common stock is to be valued for those purposes at 95% of the weighted average of the closing sales price of our common stock for the 20 consecutive trading days ending on the 5th trading day prior to the applicable redemption date or maturity date.

We will use all, or substantially all, of the net proceeds for the repayment or purchase of our higher interest rate debt or debt of our subsidiaries, including ThermaClime’s 10-3/4% Senior Unsecured Notes due 2007 (“Notes”), and the remaining balance, if any, for general corporate

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

21. Subsequent Events (Unaudited) (continued)

purposes. Pending such uses, the net proceeds of this offering will be invested in investments with highly rated money market funds, U.S. government securities, treasury bills and/or short-term commercial paper.

On March 28, 2006, we purchased approximately $6 million of the Notes at ThermaClime’s carrying value.

We are obligated to register the Debentures and the common stock issuable upon conversion of the Debentures pursuant to the terms and conditions of a Registration Rights Agreement entered into between us and each of the OIBs.

LSB Industries, Inc.

Supplementary Financial Data

Quarterly Financial Data (Unaudited)

(In Thousands, Except Per Share Amounts)

	Three months ended
	March 31	June 30	September 30	December 31
2005
Net sales (1)	$86,681	$109,508	$105,181	$95,352

Gross profit (1) (2) (3)	$14,549	$17,720	$17,733	$16,069

Income from continuing operations before cumulative effect of accounting change (4) (5) (6) (7) (8) (9) (10)	$1,414	$2,077	$2,168	$87
Net loss from discontinued operations (11)	—	—	(512)	(132)

Net income (loss)	$1,414	$2,077	$1,656	$(45)

Net income (loss) applicable to common stock	$852	$1,522	$1,102	$(657)

Income (loss) per common share:
Basic:
Income (loss) from continuing operations	$.06	$.11	$.12	$(.04)
Loss from discontinued operations, net	—	—	(.04)	(.01)

Net income (loss)	$.06	$.11	$.08	$(.05)

Diluted:
Income (loss) from continuing operations	$.06	$.10	$.10	$(.04)
Loss from discontinued operations, net	—	—	(.03)	(.01)

Net income (loss)	$.06	$.10	$.07	$(.05)

2004
Net sales (1) (12)	$83,669	$103,910	$92,243	$83,786

Gross profit (1) (3) (12) (13) (14) (15)	$11,031	$16,484	$14,615	$10,981

Income (loss) before cumulative effect of accounting change (4) (5) (8) (12) (16)	$293	$1,601	$3,398	$(3,386)
Cumulative effect of accounting change (12)	(536)	—	—	—

Net income (loss)	$(243)	$1,601	$3,398	$(3,386)

Net income (loss) applicable to common stock	$(810)	$1,034	$2,832	$(4,008)

Income (loss) per common share:
Basic:
Income (loss) before cumulative effect of accounting change	$(.02)	$.08	$.22	$(.31)
Cumulative effect of accounting change	(.04)	—	—	—

Net income (loss)	$(.06)	$.08	$.22	$(.31)

Diluted:
Income (loss) before cumulative effect of accounting change	$(.02)	$.07	$.18	$(.31)
Cumulative effect of accounting change	(.04)	—	—	—

Net income (loss)	$(.06)	$.07	$.18	$(.31)

(1)	Beginning in October 2004 and continuing into June 2005, the Chemical Business’ results were adversely affected as a result of the loss of production due to a mechanical failure of one of the four nitric acid plants at the El Dorado Facility. The plant was restored to normal production in June 2005. During the fourth quarter of 2005, we recognized insurance recoveries of $1.9 million under our business interruption insurance policy relating to this claim which is recorded as a reduction to cost of sales.

LSB Industries, Inc.

Supplementary Financial Data

Quarterly Financial Data (Unaudited) (continued)

(2)	During the first and fourth quarters of 2005, we had cost recoveries of $1 million and $1 million, respectively, of production catalyst (precious metals) used in the Chemical Business’s manufacturing process.

(3)	We recorded provisions for (realization and reversal of) losses on certain nitrate-based inventories of $(.3 million), $(.7 million), $(.1 million) and $1.2 million during the first, second, third and fourth quarters of 2005, respectively, and of $.8 million, $(.6 million) and $.5 million during the first, second and fourth quarters of 2004, respectively.

(4)	During the first and fourth quarters of 2005, we recognized impairments on long-lived assets of $.1 million and $.1 million, respectively, compared to of $.3 million and $.4 million, respectively, during the third and fourth quarters of 2004.

(5)	During the first and second quarters of 2005, we recognized gains of $.4 million and $.3 million, respectively, from the sales of corporate assets. During the first and second quarters of 2004, we recognized gains of $1.8 million and $.5 million, respectively, from the sales of certain current assets (primarily precious metals).

(6)	During the second, third and fourth quarter of 2005, we recognized gains of $.4 million, $.6 million and $.4 million, respectively, from replacement cost property insurance recoveries.

(7)	During the first quarter of 2005, we recognized $1.1 million in net proceeds from certain key individual life insurance policies as the result of the untimely death of one of our executives in January 2005.

(8)	During the first, second and third quarters of 2005, Trison incurred professional fees of $.1 million, $.3 million and $.6 million, respectively. During the second quarter of 2004, we incurred professional fees and other costs of $1 million relating to a proposed unregistered offering of Senior Secured Notes which was terminated in June 2004.

(9)	During the third quarter of 2005, we recognized personnel costs of $.4 million relating to the change in estimate of the obligations under a death benefit agreement with our CEO.

(10)	During the first, second and third quarters of 2005, we recognized interest expense of $1.4 million, $1.5 million and $1.6 million, respectively, relating to the Senior Secured Loan which was completed in September 2004.

(11)	As discussed in Note 11, during 2005, representatives of Slurry and a prior owner met with the KDHE and proposed to remove the bulk of contaminated soil at the Hallowell site, which

LSB Industries, Inc.

Supplementary Financial Data

Quarterly Financial Data (Unaudited) (continued)

was orally agreed to by the KDHE subject to approval of a written work plan submitted to the KDHE. As a result of meetings with the KDHE, provisions of $.5 million and $.1 million were recorded for our share of these costs during the third and fourth quarters of 2005.

(12)	As a result of FIN 46, as revised, we were required to consolidate MultiClima and its parent company at the end of the first quarter of 2004. Therefore, we recorded a cumulative effect of accounting change of $.5 million. For the second quarter of 2004, the parent company of MultiClima had consolidated net sales of $3.8 million, gross profit of $.8 million and a loss before cumulative effect of accounting change of $.6 million. Based on our assessment of MultiClima and its parent’s historical and forecasted liquidity and results of operations during 2004, we concluded the outstanding notes receivable with the parent company of MultiClima were not collectible and recognized a provision for loss of $1.4 million at the beginning of the third quarter of 2004.

(13)	We recorded a provision for loss on firm sales commitments of $.3 million in the third quarter of 2004.

(14)	During the fourth quarter of 2004, we recorded an inventory adjustment of $1.1 million in the Climate Control Business as a result of increased raw material costs not passed through to customers.

(15)	During the second, third and fourth quarters of 2004, net settlements of $.6 million, $.3 million and $.6 million were reached with a vendor’s insurance carrier and our insurance carrier relating to several mechanical problems with a boiler that had been repaired by one of our vendors at the El Dorado Facility. These amounts are classified as reductions of cost of sales.

(16)	During the third quarter of 2004, we recognized a gain on extinguishment of debt of $4.4 million as a result of the repayment of loans under the Financing Agreement.

LSB Industries, Inc.

Schedule I - Condensed Financial Information of Registrant

Condensed Balance Sheets

The following condensed financial statements in this Schedule I are of the parent company only, LSB Industries, Inc.

	December 31,
	2005	2004
	(In Thousands)
Assets
Current assets:
Cash	$1,783	$114
Accounts receivable, net	52	46
Supplies, prepaid items and other	2,689	2,806
Due from subsidiaries	1,872	1,480

Total current assets	6,396	4,446
Property, plant and equipment, net	234	142
Investments in and due from subsidiaries	25,639	21,934
Other assets, net	315	356

	$32,584	$26,878

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$129	$94
Accrued liabilities	1,014	829
Redeemable, noncumulative, convertible preferred stock	83	97
Current portion of long-term debt	41	1,662

Total current liabilities	1,267	2,682
Long-term debt	1,727	16
Due to subsidiaries	2,558	2,558
Other noncurrent liabilities	1,745	1,103
Stockholders’ equity:
Preferred stock	34,177	34,177
Common stock	1,708	1,640
Capital in excess of par value	57,547	57,352
Accumulated deficit	(61,738)	(66,840)

	31,694	26,329
Treasury stock	(6,407)	(5,810)

Total stockholders’ equity	25,287	20,519

	$32,584	$26,878

See accompanying notes.

LSB Industries, Inc.

Schedule I - Condensed Financial Information of Registrant

Condensed Statements of Income

	Year ended December 31,
	2005	2004	2003
	(In Thousands)
Fees under service, tax sharing and management agreements with subsidiaries	$1,001	$1,001	$1,150
Selling, general and administrative	4,161	3,352	2,633
Other income, net	(708)	(594)	(630)

Operating loss	(2,452)	(1,757)	(853)
Interest expense	2,553	1,427	2,529
Net proceeds from certain key individual life insurance policies in excess of benefit obligations	(1,162)	—	—
Interest and other non-operating income, net	(373)	(229)	(618)

Loss from continuing operations	(3,470)	(2,955)	(2,764)
Equity in earnings of subsidiaries	9,216	4,325	5,677
Loss from discontinued operations, net	(644)	—	—

Net income	$5,102	$1,370	$2,913

See accompanying notes.

LSB Industries, Inc.

Schedule I - Condensed Financial Information of Registrant

Condensed Statements of Cash Flows

	Year ended December 31,
	2005	2004	2003
	(In Thousands)
Cash flows used by continuing operating activities	$(2,484)	$(2,950)	$(2,728)
Cash flows from investing activities:
Capital expenditures	(9)	(27)	(11)
Proceeds from sales of property and equipment	—	4	—
Other assets	40	—	76

Net cash provided (used) by investing activities	31	(23)	65
Cash flows from financing activities:
Payments on long-term and other debt	(4)	(277)	(445)
Long-term borrowings	—	22	—
Net change in due to/from subsidiaries	4,475	2,658	847
Net proceeds from issuance of common stock and warrants	248	820	1,770
Acquisition of non-redeemable preferred stock	(597)	(271)	—

Net cash provided by financing activities	4,122	2,952	2,172

Net increase (decrease) in cash	1,669	(21)	(491)
Cash at the beginning of year	114	135	626

Cash at the end of year	$1,783	$114	$135

See accompanying notes.

LSB Industries, Inc.

Schedule I - Condensed Financial Information of Registrant

Notes to Condensed Financial Statements

1. Basis of Presentation

The accompanying condensed financial statements of the parent company include the accounts of LSB Industries, Inc. (the “Company”) only. The Company’s investments in subsidiaries are stated at cost plus equity in undistributed earnings (losses) of subsidiaries since date of acquisition. These condensed financial statements should be read in conjunction with the Company’s consolidated financial statements.

2. Commitments and Contingencies

The Company has guaranteed the payment of principal and interest under the terms of various debt. Subsidiaries long-term debt outstanding at December 31, 2005, which is guaranteed by the Company is as follows (in thousands):

Senior Secured Loan due 2009	$50,000
Secured revolving credit facility - ThermaClime	31,975
Other, most of which is collateralized by machinery, equipment and real estate	8,601

$90,576

In addition, the Company has guaranteed approximately $8 million of our subsidiaries performance bonds.

See Notes 9 and 11 of the notes to the Company’s consolidated financial statements for discussion of the long-term debt and commitments and contingencies.

3. Preferred Stock and Stockholders’ Equity

At December 31, 2005 and 2004, a subsidiary of the Company owns 2,451,527 shares of the Company’s common stock which shares have been considered as issued and outstanding in the accompanying Condensed Balance Sheets included in this Schedule I - Condensed Financial Information of Registrant. See Notes 12, 13 and 14 of notes to the Company’s consolidated financial statements for discussion of matters relating to the Company’s preferred stock and other stockholders’ equity matters.

LSB Industries, Inc.

Schedule II - Valuation and Qualifying Accounts

Years ended December 31, 2005, 2004 and 2003

(In Thousands)

Description	Balance at Beginning of Year	Additions- Charges to (Recoveries) Costs and Expenses	Deductions- Write-offs/ Costs Incurred	Balance at End of Year
Accounts receivable - allowance for doubtful accounts (1):
2005	$2,332	$810	$462	$2,680

2004	$3,225	$211	$1,104	$2,332

2003	$2,405	$1,031	$211	$3,225

Inventory-reserve for slow-moving items (1):
2005	$908	$121	$1	$1,028

2004	$1,441	$303	$836	$908

2003	$1,261	$222	$42	$1,441

Notes receivable-allowance for doubtful accounts (1):
2005	$1,020	$—	$50	$970

2004	$13,655	$1,447	$14,082	$1,020

2003	$13,655	$—	$—	$13,655

Deferred tax assets - valuation (1):
2005	$27,928	$—	$1,782	$26,146

2004	$28,051	$—	$123	$27,928

2003	$28,632	$—	$581	$28,051

LSB Industries, Inc.

Schedule II - Valuation and Qualifying Accounts (continued)

Years ended December 31, 2005, 2004 and 2003

(In Thousands)

Description	Balance at Beginning of Year	Additions- Charged to Costs and Expenses	Deductions- Write-offs/ Costs Incurred	Balance at End of Year
Accrual for plant turnaround:
2005	$1,517	$2,601	$2,713	$1,405

2004	$2,678	$1,742	$2,903	$1,517

2003	$1,886	$2,745	$1,953	$2,678

(1)	Deducted in the consolidated balance sheet from the related assets to which the reserve applies.

Other valuation and qualifying accounts are detailed in our notes to consolidated financial statements.