Form 10-Q
period 2006-03-31
LSB INDUSTRIES INC
filed 2006-05-09
CIK 60714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-7677

LSB Industries, Inc.

Exact name of Registrant as specified in its charter

Delaware	73-1015226
State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification No.

16 South Pennsylvania Avenue, Oklahoma City, Oklahoma	73107
Address of principal executive offices	Zip Code

(405) 235-4546

Registrant’s telephone number, including area code

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

The number of shares outstanding of the Registrant’s voting common stock, as of May 1, 2006 was 13,762,618 shares, excluding 3,321,607 shares held as treasury stock.

FORM 10-Q OF LSB INDUSTRIES, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Information at March 31, 2006 is unaudited)

	March 31, 2006	December 31, 2005
	(In Thousands)
ASSETS

Current assets:

Cash and cash equivalents	$10,929	$4,653

Restricted cash	389	177

Accounts receivable, net	68,209	49,437

Inventories:
Finished goods	23,431	23,342
Work in process	2,321	2,601
Raw materials	11,328	11,328

Total inventories	37,080	37,271

Supplies, prepaid items and other:
Prepaid insurance	2,396	3,453
Precious metals	6,026	4,987
Other	4,444	4,432

Total supplies, prepaid items and other	12,866	12,872

Total current assets	129,473	104,410

Property, plant and equipment, net	73,094	74,082

Other assets:
Debt issuance and other debt-related costs, net	4,025	2,573
Investment in affiliate	3,373	3,368
Goodwill	1,724	1,724
Other, net	2,833	2,806

Total other assets	11,955	10,471

	$214,522	$188,963

(Continued on following page)

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(Information at March 31, 2006 is unaudited)

	March 31, 2006	December 31, 2005
	(In Thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$32,659	$31,687
Short-term financing and drafts payable	1,645	2,790
Accrued liabilities	24,380	23,219
Current portion of long-term debt	3,306	3,348

Total current liabilities	61,990	61,044

Long-term debt	130,460	108,776

Other noncurrent liabilities	6,051	5,687

Contingencies (Note 10)

Stockholders’ equity:
Series B 12% cumulative, convertible preferred stock, $100 par value; 20,000 shares issued and outstanding; aggregate liquidation preference of $3,492,600 ($3,440,000 in 2005)	2,000	2,000
Series 2 $3.25 convertible, exchangeable Class C preferred stock, $50 stated value; 623,550 shares issued; aggregate liquidation preference of $44,394,647 ($43,963,406 in 2005)	31,177	31,177
Series D 6% cumulative, convertible Class C preferred stock, no par value; 1,000,000 shares issued; aggregate liquidation preference of $1,240,000	1,000	1,000
Common stock, $.10 par value; 75,000,000 shares authorized, 17,084,225 shares issued (17,082,265 in 2005)	1,708	1,708
Capital in excess of par value	57,551	57,547
Accumulated other comprehensive loss	(917)	(990)
Accumulated deficit	(59,250)	(61,738)

	33,269	30,704
Less treasury stock at cost:
Series 2 Preferred, 18,300 shares	797	797
Common stock, 3,321,607 shares	16,451	16,451

Total stockholders’ equity	16,021	13,456

	$214,522	$188,963

(See accompanying notes)

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

Three Months Ended March 31, 2006 and 2005

	2006	2005
	(In Thousands, Except Per Share Amounts)
Net sales	$111,744	$86,681
Cost of sales	92,197	72,132

Gross profit	19,547	14,549

Selling, general and administrative	14,142	12,266
Other expense	106	216
Other income	(47)	(504)

Operating income	5,346	2,571

Interest expense	2,875	2,737
Non-operating other income, net	(30)	(1,398)

Income from continuing operations before provision for income taxes and equity in earnings of affiliate	2,501	1,232
Provision for income taxes	50	—
Equity in earnings of affiliate	(205)	(182)

Income from continuing operations	2,656	1,414

Net loss from discontinued operations (Note 10)	100	—

Net income	2,556	1,414

Preferred stock dividend requirements	552	562

Net income applicable to common stock	$2,004	$852

Weighted average common shares:
Basic	13,762	13,235

Diluted	18,220	14,833

Net income per common share:
Basic:
Income from continuing operations	$.16	$.06
Net loss from discontinued operations	(.01)	—

Net income	$.15	$.06

Diluted:
Income from continuing operations	$.13	$.06
Net loss from discontinued operations	(.01)	—

Net income	$.12	$.06

(See accompanying notes)

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended March 31, 2006 and 2005

	2006	2005
	(In Thousands)
Cash flows from operating activities:
Net income	$2,556	$1,414
Adjustments to reconcile net income to net cash used by continuing operating activities:
Net loss from discontinued operations	100	—
Gains on sales of property and equipment	(15)	(422)
Depreciation of property, plant and equipment	2,661	2,538
Amortization	246	374
Provision for losses on accounts receivable	200	94
Realization and reversal of losses on inventory	(836)	(242)
Provision for impairment on long-lived assets	—	75
Other	(187)	—
Cash provided (used) by changes in assets and liabilities:
Accounts receivable	(18,993)	(5,847)
Inventories	1,026	(5,194)
Other supplies and prepaid items	5	1,139
Accounts payable	972	(2,360)
Customer deposits	3,691	(1,295)
Deferred rent expense	(4,032)	1,299
Other accrued and noncurrent liabilities	1,861	2,412

Net cash used by continuing operating activities	(10,745)	(6,015)

Cash flows from investing activities:
Capital expenditures	(1,810)	(2,156)
Proceeds from sales of property and equipment	28	508
Proceeds from (payment of) restricted cash	(212)	158
Other assets	(18)	(571)

Net cash used by investing activities	(2,012)	(2,061)

(See accompanying notes)

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

Three Months Ended March 31, 2006 and 2005

	2006	2005
	(In Thousands)
Cash flows from financing activities:
Proceeds from revolving debt facilities	$99,928	$82,143
Payments on revolving debt facilities	(89,559)	(72,087)
Proceeds from 7% convertible debentures, net of fees	16,525	—
Acquisition of 10 3/4% Senior Unsecured Notes	(5,950)	—
Proceeds from other long-term debt	—	38
Payments on other long-term debt	(653)	(665)
Proceeds from short-term financing and drafts payable	65	41
Payments on short-term financing and drafts payable	(1,211)	(1,439)
Net proceeds from issuance of common stock	—	38
Dividends paid on preferred stock	(68)	—

Net cash provided by financing activities	19,077	8,069

Cash flows of discontinued operations:
Operating cash flows	(44)	—

Net increase (decrease) in cash	6,276	(7)

Cash and cash equivalents at beginning of period	4,653	1,020

Cash and cash equivalents at end of period	$10,929	$1,013

Supplemental cash flow information:

Noncash investing and financing activities:

Debt issuance costs	$1,475	$—
Mark-to-market provision on interest rate caps	$182	$(56)

(See accompanying notes)

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Basis of Presentation The accompanying condensed consolidated financial statements include the accounts of LSB Industries, Inc. (the “Company”, “We”, “Us” or “Our”) and its subsidiaries. We are a diversified holding company which is engaged, through our wholly-owned subsidiary ThermaClime, Inc. (“ThermaClime”) and its subsidiaries, in the manufacture and sale of a broad range of air handling and heat pump products (the “Climate Control Business”) and the manufacture and sale of chemical products (the “Chemical Business”). See Note 18 - Segment Information. The Company and ThermaClime are holding companies with no significant assets or operations other than our investments in our subsidiaries. Entities that are 20% to 50% owned and for which we have significant influence are accounted for on the equity method. See Note 6 - Investment in Affiliate. All material intercompany accounts and transactions have been eliminated.

In the opinion of management, the unaudited condensed consolidated financial statements of the Company as of March 31, 2006 and for the three month periods ended March 31, 2006 and 2005 include all adjustments and accruals, consisting only of normal, recurring accrual adjustments which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These condensed consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2005.

Note 2: Accounts Receivable

	March 31, 2006	December 31, 2005
	(In Thousands)
Trade receivables	$69,107	$51,096
Insurance claims	379	236
Other	1,137	785

	70,623	52,117
Allowance for doubtful accounts	(2,414)	(2,680)

	$68,209	$49,437

Note 3: Inventories Inventories are priced at the lower of cost or market, with cost being determined using the first-in, first-out basis. Finished goods and work-in-process inventories include material, labor, and manufacturing overhead costs. At March 31, 2006 and December 31, 2005, the carrying value of certain slow-moving inventory items (primarily Climate Control products) was reduced to market because cost exceeded the net realizable value by $797,000 and $1,028,000, respectively. In addition, the carrying value of certain nitrogen-based inventories produced by our Chemical Business was reduced to market because cost exceeded the net realizable value by $466,000 and $1,395,000, at March 31, 2006 and December 31, 2005, respectively.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the three months ended March 31, 2006, our Climate Control Business disposed of $324,000 of slow-moving inventory for a minimal gain. For the three months ended March 31, 2006 and 2005, we recorded the realization and reversal of losses on certain nitrogen-based inventories relating to our Chemical Business of $929,000 and $271,000, respectively. The realization and reversal of losses are recorded as reductions to cost of sales in the accompanying condensed consolidated statements of income.

Note 4: Precious Metals Precious metals are used as a catalyst in the Chemical Business manufacturing process. Precious metals are carried at cost, with cost being determined using the first-in, first-out (“FIFO”) basis. As of March 31, 2006 and December 31, 2005, precious metals were $6,026,000 and $4,987,000, respectively, and are included in supplies, prepaid items and other in the accompanying condensed consolidated balance sheets. Because some of the catalyst consumed in the production process cannot be readily recovered and the amount and timing of recoveries are not predictable, we follow the practice of expensing precious metals as they are consumed. For three months ended March 31, 2006 and 2005, the amounts expensed for precious metals were approximately $1,369,000 and $1,018,000, respectively, and are included in cost of sales in the accompanying condensed consolidated statements of income. Occasionally, during major maintenance or capital projects, we may be able to perform procedures to recover precious metals (previously expensed) which have accumulated over time within the manufacturing equipment. For the three months ended March 31, 2006 and 2005, we recognized recoveries of precious metals at historical FIFO costs of approximately $939,000 and $1,053,000, respectively, which are reductions to cost of sales.

Note 5: Debt Issuance and Other Debt-Related Costs, net Debt issuance and other debt-related costs are amortized over the term of the associated debt instrument except for the cost of interest rate caps (discussed below). Such costs, which are included in supplies, prepaid items and other and other assets in the accompanying consolidated balance sheets, were $4,035,000 and $2,583,000, net of accumulated amortization, as of March 31, 2006 and December 31, 2005, respectively.

As discussed in Note 9 (C), during the three months ended March 31, 2006, we incurred debt issuance costs of $1,475,000 relating to our 7% Convertible Senior Subordinated Debentures due 2011.

In 2005, we purchased two interest rate cap contracts for a cost of $590,000. These contracts are free-standing derivatives and are accounted for on a mark-to-market basis in accordance with Statement of Financial Accounting Standards (“SFAS”) No.133. See discussion in Note 13-Derivatives, Hedges and Financial Instruments.

Note 6: Investment in Affiliate One of our subsidiaries has a 50% equity interest in Cepolk Limited Partnership, an energy conservation joint venture, which is accounted for on the equity method. At March 31, 2006 and December 31, 2005, our investment was $3,373,000 and $3,368,000, respectively. For the three months ended March 31, 2006 and 2005, distributions received from this affiliate were $200,000 and $88,000, respectively.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Summarized financial information of the joint venture is as follows (in thousands):

	March 31, 2006	December 31, 2005
Current assets	$2,586	$2,610

Noncurrent assets	$8,076	$8,327

Current liabilities	$1,414	$1,699

Noncurrent liabilities	$5,872	$5,872

Partners’ capital	$3,376	$3,366

	Three Months Ended March 31,
	2006	2005
Total revenues	$1,108	$1,090

Operating income	$549	$548

Net income	$410	$364

Note 7: Product Warranty Our Climate Control Business sells equipment that has an expected life, under normal circumstances and use that extends over several years. As such, we provide warranties after equipment shipment/start-up covering defects in materials and workmanship.

Generally, the warranty coverage for the manufactured equipment in the Climate Control Business is limited to eighteen months from the date of shipment or twelve months from the date of start-up, whichever is shorter, and to ninety days for spare parts. In most cases, equipment is required to be returned to the factory or its’ authorized representative and the warranty is limited to the repair and replacement of the defective product, with a maximum warranty of the refund of the purchase price. Furthermore, companies within the Climate Control Business do not make any warranties related to merchantability or fitness for any particular purpose and disclaim and exclude any liability for consequential or incidental damages. In some cases, the customer may purchase an extended warranty. The above discussion is generally applicable, but variations do occur depending upon specific contractual obligations, to certain system components, and local laws.

Our accounting policy and methodology for warranty arrangements is to periodically measure and recognize the expense and liability for such warranty obligations using a percentage of net sales, based upon our historical warranty costs. It is possible that future warranty costs could exceed our estimates.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Changes in our product warranty obligation are as follows:

	Three Months Ended March 31,
	2006	2005
	(In Thousands)
Balance at beginning of period	$2,302	$1,999
Add: Charged to costs and expenses	644	411
Deduct: Costs incurred	(325)	(300)

Balance at end of period	$2,621	$2,110

Note 8: Accrued Liabilities

	March 31, 2006	December 31, 2005
	(In Thousands)
Customer deposits	$5,618	$1,927
Accrued payroll and benefits	4,999	3,519
Accrued commissions	1,706	1,406
Current portion of plant turnaround costs	1,486	1,249
Current portion of accrued warranty	1,420	1,282
Accrued insurance	1,282	1,426
Accrued contractual commitment	1,183	497
Deferred rent expense	1,077	5,109
Accrued property taxes	1,062	1,902
Other	4,547	4,902

	$24,380	$23,219

Note 9: Long-Term Debt

	March 31, 2006	December 31, 2005
	(In Thousands)
Senior Secured Loan due 2009 (A)	$50,000	$50,000
Working Capital Revolver Loan due 2009 - ThermaClime (B)	42,092	31,975
7% Convertible Senior Subordinated Notes due 2011 (C)	18,000	—
10 3/4% Senior Unsecured Notes due 2007 (D)	7,350	13,300
Other, with interest at rates of 2% to 14.13%, most of which is secured by machinery, equipment and real estate	16,324	16,849

	133,766	112,124
Less current portion of long-term debt	3,306	3,348

Long-term debt due after one year	$130,460	$108,776

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(A)	In September 2004, ThermaClime and certain of its subsidiaries (the “Borrowers”) completed a $50 million term loan (“Senior Secured Loan”) with a certain lender (the “Lender”). The Senior Secured Loan is to be repaid as follows:

•	quarterly interest payments which began September 30, 2004;

•	quarterly principal payments of $312,500 beginning September 30, 2007;

•	a final payment of the remaining outstanding principal of $47.5 million and accrued interest on September 16, 2009.

The Senior Secured Loan accrues interest at the applicable LIBOR rate, as defined, plus an applicable LIBOR margin, as defined or, at the election of the Borrowers, the alternative base rate, as defined, plus an applicable base rate margin, as defined, with the annual interest rate not to exceed 11% or 11.5% depending on the leverage ratio. At March 31, 2006 the effective interest rate was 11.5%.

The Borrowers are subject to numerous covenants under the Senior Secured Loan agreement including, but not limited to, limitation on the incurrence of certain additional indebtedness and liens, limitations on mergers, acquisitions, dissolution and sale of assets, and limitations on declaration of dividends and distributions to us, all with certain exceptions. The Borrowers are also subject to a minimum fixed charge coverage ratio, measured quarterly on a trailing twelve-month basis. The Borrowers’ fixed charge coverage ratio exceeded the required ratio for the twelve-month period ended March 31, 2006. The maturity date of the Senior Secured Loan can be accelerated by the Lender upon the occurrence of a continuing event of default, as defined.

The Senior Secured Loan agreement includes a prepayment fee equal to 2% of the principal amount should the Borrowers elect to prepay any principal amount prior to September 15, 2006. This fee is reduced to 1% during the subsequent twelve-month period and 0% thereafter.

The Senior Secured Loan is secured by (a) a first lien on (i) certain real property and equipment located at the El Dorado, Arkansas plant (“El Dorado Facility”), (ii) certain real property and equipment located at the Cherokee, Alabama plant (“Cherokee Facility”), (iii) certain equipment of the Climate Control Business, and (iv) the equity stock of certain of ThermaClime’s subsidiaries, and (b) a second lien on the assets upon which ThermaClime’s Working Capital Revolver lender has a first lien. The carrying value of the pledged assets is approximately $181.7 million at March 31, 2006. The Senior Secured Loan is guaranteed by the Company and is also secured with the stock of ThermaClime.

(B)	In April 2001, ThermaClime and its subsidiaries (“the Borrowers”) entered into a $50 million revolving credit facility (the “Working Capital Revolver Loan”) that provides for advances based on specified percentages of eligible accounts receivable and inventories for ThermaClime, and its subsidiaries. Effective February 28, 2005, the Working Capital Revolver Loan was amended which, among other things, extended the maturity date to April 2009 and removed a subjective acceleration clause. The Working Capital Revolver Loan, as amended, accrues interest at a base rate (generally equivalent to the prime rate) plus .75% or LIBOR plus 2%. The effective rate at March 31, 2006 was 8.5%. Interest is paid monthly. The facility provides for up to $8.5 million of letters of credit. All letters of

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

credit outstanding reduce availability under the facility. Amounts available for additional borrowing under the Working Capital Revolver Loan at March 31, 2006 were $3.4 million. Under the Working Capital Revolver Loan, as amended, the lender also requires the borrowers to pay a letter of credit fee equal to 1% per annum of the undrawn amount of all outstanding letters of credit, an unused line fee equal to .5% per annum for the excess amount available under the facility not drawn and various other audit, appraisal and valuation charges.

In March 2005, we purchased two interest rate cap contracts which set a maximum three-month LIBOR base rate of 4.59% on $30 million and mature on March 29, 2009. See Note 13 - Derivatives, Hedges and Financial Instruments.

The lender may, upon an event of default, as defined, terminate the Working Capital Revolver Loan and make the balance outstanding due and payable in full. The Working Capital Revolver Loan is secured by receivables, inventories and intangibles of all the ThermaClime entities other than DSN Corporation and El Dorado Nitric Company and its subsidiaries (“EDNC”) and a second lien on certain real property and equipment. EDNC is neither a borrower nor guarantor of the Working Capital Revolver Loan. The carrying value of the pledged assets is approximately $164.7 million at March 31, 2006.

A prepayment premium equal to 2% of the facility is due to the lender should the borrowers elect to prepay the facility prior to April 13, 2007. This premium is reduced to 1% during the second twelve-month period and 0% thereafter.

The Working Capital Revolver Loan, as amended, requires ThermaClime and its Climate Control Business to maintain quarterly earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined, on a trailing twelve-month basis. ThermaClime and its Climate Control Business’s EBITDA for the twelve-month period ended March 31, 2006 were in excess of the required amounts. The trailing twelve-month EBITDA requirements for the remainder of 2006 range from $16.4 million to $19.2 million for ThermaClime and is fixed at $10 million for the Climate Control Business. The Working Capital Revolver Loan also requires ThermaClime to achieve an annual fixed charge coverage ratio and limits capital expenditures, as defined, measured quarterly on a trailing twelve-month basis. The Working Capital Revolver Loan also contains covenants that, among other things, limit the Borrowers’ (which does not include the Company) ability to: (a) incur additional indebtedness, (b) incur liens, (c) make restricted payments or loans to affiliates who are not Borrowers, (d) engage in mergers, consolidations or other forms of recapitalization, (e) dispose of assets, or (f) repurchase ThermaClime’s 10 3/4% Senior Unsecured Notes. The Working Capital Revolver Loan also requires all collections on accounts receivable be made through a bank account in the name of the lender or their agent.

(C)	On March 14, 2006, we completed a private placement to six qualified institutional buyers (“OIBs”), pursuant to which we sold $18 million aggregate principal amount of our 7% Convertible Senior Subordinated Debentures due 2011 (the “Debentures”) pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Act”), afforded by Section 4(2) of the Act and/or Regulation D promulgated under the Act. The Debentures are eligible for resale by the investors under Rule144A under the Act prior to registration of the Debentures. We used a placement agent for this transaction

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

which we paid a fee of 6% of the aggregate gross proceeds received in the financing. Other offering expenses in connection with the transaction were $.4 million. As a result, the total debt issuance costs related to this transaction were $1.5 million. In connection with the closing, we entered into an indenture (the “Indenture”) with UMB Bank, as trustee (the “Trustee”), governing the Debentures. The Trustee is also our transfer agent. The Trustee receives customary compensation from us for such services. Interest on the Debentures is payable semi-annually in arrears on March 1 and September 1 of each year beginning September 1, 2006.

A shareholder, who together with its affiliates, (the “Shareholder”), owned beneficially approximately 17.4% of our common stock (including shares issuable upon conversion of our preferred stock and exercise of an outstanding warrant) prior to the closing of the private placement, purchased $1 million principal amount of the Debentures.

The Debentures are convertible by holders, in whole or in part, into shares of the Company’s common stock prior to their maturity on March 1, 2011. The conversion rate of the Debentures for holders electing to convert all or any portion of a debenture prior to September 1, 2006 will be 125 shares per $1,000 principal amount of debentures (representing a conversion price of $8.00 per share). Holders of debentures electing to convert all or any portion of a debenture on or after September 1, 2006 and before March 1, 2009 will obtain the following conversion rate per $1,000 principal amount of debentures during the dates indicated: September 1, 2006 to February 28, 2007, 141.25 shares (representing a conversion price of approximately $7.08 per share); March 1, 2007 to August 31, 2007, 141.04 shares (representing a conversion price of approximately $7.09 per share); September 1, 2007 to February 29, 2008, 137.27 shares (representing a conversion price of approximately $7.28 per share); March 1, 2008 to August 31, 2008, 133.32 shares (representing a conversion price of approximately $7.50 per share); and September 1, 2008 to February 28, 2009, 129.23 shares (representing a conversion price of approximately $7.74 per share). On March 1, 2009, the conversion rate returns to 125 shares per $1,000 principal amount of debentures (representing a conversion price of $8.00 per share), until their maturity on March 1, 2011. The conversion rates will be adjusted to reflect dividends, stock splits, issuances of rights to purchase shares of common stock and other events, as set forth in the Indenture.

If a designated event (as defined in the Debenture) occurs at any time prior to the maturity of the Debentures, the holders may require us to repurchase the Debentures, in whole or in part, for cash on a repurchase date specified by us that is not less than 45 days after the date of mailing of our notice of the designated event. We will repurchase the Debentures at a cash price equal to 101% of the principal amount to be repurchased, plus accrued and unpaid interest in accordance with the terms of the Debentures.

The Debentures may be redeemable by us beginning March 1, 2009, under certain conditions. The redemption price is payable at our option in cash or, subject to certain conditions, in shares of our common stock. At maturity, we may elect to pay up to one-half of the principal amount of the Debentures, plus accrued and unpaid interest due thereon at maturity, in shares of our common stock under certain conditions. If we pay the redemption price on any portion of the Debentures at maturity on our common stock, our common stock is to be valued for those purposes at 95% of the weighted average of the closing sales price of our common stock for the 20 consecutive trading days ending on the 5th trading day prior to the applicable redemption date or maturity date.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We will use all, or substantially all, of the net proceeds for the repayment or purchase of our higher interest rate debt or debt of our subsidiaries, including ThermaClime’s 10 3/4% Senior Unsecured Notes due 2007 (“Notes”) discussed below under (D), and the remaining balance, if any, for general corporate purposes. Pending such uses, the remaining net proceeds of this offering are currently being invested in money market funds.

As of May 1, 2006, $7.2 million of the net proceeds have been used to purchase the Notes at ThermaClime’s carrying value (which includes $1 million that was held by the Shareholder) including accrued interest of $.2 million.

We are obligated to register the Debentures and the common stock issuable upon conversion of the Debentures pursuant to the terms and conditions of a Registration Rights Agreement entered into between us and each of the OIBs.

(D)	In 1997, ThermaClime completed the sale of the Notes which bear interest at an annual rate of 10 3/4% payable semiannually in arrears on June 1 and December 1 of each year. The Notes are senior unsecured obligations of ThermaClime and rank equal in right of payment to all existing and future senior unsecured indebtedness of ThermaClime and its subsidiaries. The Notes are effectively subordinated to all existing and future secured indebtedness of ThermaClime.

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

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9: Long-Term Debt (continued)

	ThermaClime, Inc. Condensed Consolidating Balance Sheet As of March 31, 2006 (In Thousands)
	Combined Guarantor Subsidiaries	Consolidated Non- Guarantor Subsidiaries	ThermaClime, Inc. (Parent)	Eliminations	Consolidated
Assets
Current assets:
Cash	$93	$—	$79		$172
Restricted cash	—	—	30		30
Accounts receivable, net	61,532	5,439	209		67,180
Inventories	35,330	157	—		35,487
Supplies, prepaid items and other	6,061	31	2,423		8,515
Deferred income taxes	—	—	5,478		5,478

Total current assets	103,016	5,627	8,219		116,862
Property, plant and equipment, net	61,873	2,901	54		64,828
Investment in and advances to affiliates	—	—	119,401	$(119,401)	—
Receivable from Parent	14,037	13,631	—	(27,668)	—
Other assets, net	5,895	18	2,714		8,627

	$184,821	$22,177	$130,388	$(147,069)	$190,317

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$26,252	$3,087	$508		$29,847
Short-term financing	10	—	1,544		1,554
Accrued liabilities	16,996	3,568	1,657		22,221
Due to LSB and affiliates	—	—	2,519		2,519
Current portion of long-term debt	346	353	—		699

Total current liabilities	43,604	7,008	6,228		56,840

Long-term debt	5,945	412	102,161		108,518
Deferred income taxes	—	—	4,234		4,234
Other non-current liabilities	3,588	289	—		3,877

Stockholders’ equity:
Common stock	66	1	1	$(67)	1
Capital in excess of par value	166,212	—	13,067	(166,212)	13,067
Accumulated other comprehensive loss	—	(917)	—		(917)
Due from LSB and affiliates	—	—	(2,558)		(2,558)
Retained earnings (deficit)	(34,594)	15,384	7,255	19,210	7,255

Total stockholders’ equity	131,684	14,468	17,765	(147,069)	16,848

	$184,821	$22,177	$130,388	$(147,069)	$190,317

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9: Long-Term Debt (continued)

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

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9: Long-Term Debt (continued)

	ThermaClime, Inc. Condensed Consolidating Statement of Operations Three Months Ended March 31, 2006 and 2005 (In Thousands)
	Combined Guarantor Subsidiaries	Consolidated Non- Guarantor Subsidiaries	ThermaClime, Inc. (Parent)	Eliminations	Consolidated
2006
Net sales	$96,504	$13,276			$109,780
Cost of sales	80,204	11,783	$366		92,353

Gross profit (loss)	16,300	1,493	(366)		17,427

Selling, general and administrative	12,017	142	284	$(2)	12,441
Other expense (income), net	(11)	72	(3)	2	60

Operating income (loss)	4,294	1,279	(647)	—	4,926

Interest expense	2,480	11	2,379	(2,401)	2,469
Non-operating other income, net	(76)	(2)	(2,402)	2,401	(79)

Income (loss) from continuing operations before equity in earnings of subsidiaries and affiliate and income taxes	1,890	1,270	(624)	—	2,536
Equity in earnings of subsidiaries	—	—	(1,953)	1,953	—
Equity in earnings of affiliate	(205)	—	—		(205)
Provision (benefit) for income taxes	817	495	(1,312)		—

Income from continuing operations	1,278	775	2,641	(1,953)	2,741
Net loss from discontinued operations	100	—	—		100

Net income	$1,178	$775	$2,641	$(1,953)	$2,641

2005
Net sales	$74,840	$10,599			$85,439
Cost of sales	62,606	9,603	$120		72,329

Gross profit (loss)	12,234	996	(120)		13,110

Selling, general and administrative	10,214	90	500	$(2)	10,802
Other expense (income), net	86	69	(33)	2	124

Operating income (loss)	1,934	837	(587)	—	2,184

Interest expense	2,408	10	2,417	(2,332)	2,503
Non-operating other income, net	(81)	(221)	(2,335)	2,332	(305)

Income (loss) from operations before income taxes and equity in earnings of affiliate and subsidiaries	(393)	1,048	(669)	—	(14)
Equity in earnings of subsidiaries	—	—	(510)	510	—
Equity in earnings of affiliate	(182)	—	—		(182)
Provision (benefit) for income taxes	(82)	409	(327)		—

Net income (loss)	$(129)	$639	$168 $	(510)	$168

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9: Long-Term Debt (continued)

	ThermaClime, Inc. Condensed Consolidating Statement of Cash Flows Three Months Ended March 31, 2006 (In Thousands)
	Combined Guarantor Subsidiaries	Consolidated Non- Guarantor Subsidiaries	ThermaClime, Inc. (Parent)	Eliminations	Consolidated
Cash flows provided (used) by continuing operating activities	$(7,101)	$(3,925)	$936		$(10,090)
Cash flows from investing activities:
Capital expenditures	(1,190)	(55)	(1)		(1,246)
Proceeds from sale of property and equipment	31	—	—		31
Net change in restricted cash	—	—	(31)		(31)
Other assets	(8)	1	(26)		(33)

Net cash used by investing activities	(1,167)	(54)	(58)		(1,279)

Cash flows from financing activities:
Proceeds from revolving debt	—	—	99,928		99,928
Payments on revolving debt	(236)	—	(89,575)		(89,811)
Payment on long-term debt	—	(88)	—		(88)
Proceeds from short-term financing	15	—	—		15
Payments on short-term financing	(12)	—	(1,101)		(1,113)
Net change in due to/from LSB and affiliates	—	—	620		620
Advances to/from affiliates	8,437	4,067	(12,504)		—

Net cash provided (used) by financing activities	8,204	3,979	(2,632)		9,551
Cash flows of discontinued operations:
Operating cash flows	(44)	—			(44)

Net decrease in cash from all activities	(108)	—	(1,754)		(1,862)
Cash at the beginning of period	201	—	1,833		2,034

Cash at the end of period	$93	$—	$79		$172

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9: Long-Term Debt (continued)

	ThermaClime, Inc. Condensed Consolidating Statement of Cash Flows Three Months Ended March 31, 2005 (In Thousands)
	Combined Guarantor Subsidiaries	Consolidated Non- Guarantor Subsidiaries	ThermaClime, Inc. (Parent)	Eliminations	Consolidated
Cash flows provided (used) by operating activities	$(8,723)	$1,719	$1,066		$(5,938)
Cash flows from investing activities:
Capital expenditures	(2,017)	(1)	(3)		(2,021)
Proceeds from sale of property and equipment	1	—	—		1
Net change in restricted cash	—	—	158		158
Other assets	(107)	1	(545)		(651)

Net cash used by investing activities	(2,123)	—	(390)		(2,513)

Cash flows from financing activities:
Proceeds from revolving debt	—	—	82,166		82,166
Payments on revolving debt	(178)	—	(71,909)		(72,087)
Payments on long-term debt	(17)	(88)	—		(105)
Proceeds from short-term financing	—	—	2		2
Payments on short-term financing	—	—	(1,331)		(1,331)
Net change in due to/from LSB and affiliates	—	—	(417)		(417)
Advances to/from affiliates	10,965	(1,631)	(9,334)		—

Net cash provided (used) by financing activities	10,770	(1,719)	(823)		8,228

Net decrease in cash from all activities	(76)	—	(147)		(223)
Cash at the beginning of period	174	—	676		850

Cash at the end of period	$98	$—	$529		$627

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10: Contingencies We accrue for contingent losses when such losses are probable and reasonably estimable. In addition, we recognize contingent gains when such gains are realizable.

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

FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” requires recognition of a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Our Chemical Business will in the future be required to make significant additional site or operational modifications involving substantial expenditures. We have a legal obligation to monitor certain discharge water outlets at our Chemical Business facilities should we discontinue the operations of a facility. We do not believe that the annual costs of the required monitoring activities would be significant and as we currently have no plans to discontinue the use of the facilities and the remaining life of either facility is indeterminable, an asset retirement liability has not been recognized. However, we will continue to review this obligation and record a liability when a reasonable estimate of the fair value can be made. Currently, there is insufficient information to estimate the fair value of the asset retirement obligation.

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

1. Discharge Water Matters

The El Dorado, Arkansas facility (the “El Dorado Facility”) within our Chemical Business generates process wastewater. The process water discharge and storm-water run off are governed by a state National Pollutant Discharge Elimination System (“NPDES”) water discharge permit

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

issued by the Arkansas Department of Environmental Quality (“ADEQ”), which permit is to be renewed every five years. The ADEQ issued to the El Dorado Facility a new revised NPDES water discharge permit in 2004, and the El Dorado Facility has until June 2007 to meet the compliance deadline for the more restrictive limits under the recently issued NPDES permit. In order to meet the El Dorado Facility’s June 2007 limits, the El Dorado Facility is considering three options to discharge its wastewater:

•	utilization of a joint pipeline to be built by the City of El Dorado, Arkansas (the “City”);

•	direct discharge into the City’s sewer discharge system, subject to the El Dorado Facility obtaining a sewer discharge permit from the City; and/or

•	reducing its effluent levels in order to discharge its wastewater at the El Dorado Facility.

The El Dorado Facility had planned to utilize a joint pipeline to be built by the City to discharge its wastewater. The City has approved the construction of a joint pipeline, but the City’s construction of the pipeline is subject to the City receiving a permit from the ADEQ. The ADEQ has not issued the necessary permit to discharge wastewater into the pipeline and, as a result, this has caused a delay of unknown duration in construction of the pipeline. During March 2006, the ADEQ issued a draft permit to the City for the joint pipeline, and a public hearing has been scheduled in May 2006 to receive public comments. The pipeline will not be available by the June 1, 2007 deadline. Although the El Dorado Facility believes it will be able to utilize one of the other two options described above in order to meet its June 2007 deadline under its NPDES permit, there is a possibility that these options may not be available by the June, 2007 deadline. As a result, the delay by the City as to the joint pipeline may impact the El Dorado Facility’s ability to meet its compliance schedule under the NPDES permit and the El Dorado Facility has proposed to the ADEQ an extension of its compliance deadlines under its NPDES permit.

The estimated remaining capital expenditures to meet the requirements of the NPDES permit ranges from $.5 million to $3.3 million, depending on which option that the El Dorado Facility utilizes. If the El Dorado Facility participates in the City’s joint pipeline, the El Dorado Facility will be obligated to pay an additional $2 million for its pro-rata portion of the City’s pipeline engineering and construction costs..

In addition, the El Dorado Facility has entered into a CAO that recognizes the presence of nitrate contamination in the shallow groundwater at the El Dorado Facility. A new CAO is being completed to address the shallow groundwater contamination, which will include an evaluation of the current conditions and remediation based upon a risk assessment. The final remedy for shallow groundwater contamination, should any remediation be required, will be selected pursuant to the new CAO and based upon the risk assessment. There are no known users of this shallow groundwater in the area, and preliminary risk assessments have not identified any public health risk that would require remediation. At March 31, 2006, the estimated cost to complete the requested investigation and risk assessment is approximately $33,000 which liability has been recorded. This amount is not discounted to its present value. The cost of any additional remediation that may be required will be determined based on the results of the investigation and risk assessment and cannot currently be reasonably estimated. Therefore, it is reasonably possible that a change in estimate will occur in the near term.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. Air Matters

Under the terms of a consent administrative order (“AirCAO”), which became effective in February 2004, resolving certain air regulatory alleged violations associated with the El Dorado Facility’s sulfuric acid plant and certain other alleged air emission violations, the El Dorado Facility is required to implement additional air emission controls at the El Dorado Facility no later than six years from the effective date of the AirCAO. The ultimate cost of any technology changes required cannot presently be determined but is believed to cost between $1.5 million to $3 million of capital expenditures, depending on the technology changes as may be required.

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

In connection with the sale of substantially all of the operating assets of Slurry and Universal Tech Corporation (“UTeC”) in December 2002, which was accounted for as discontinued operations, both subsidiaries within our Chemical Business, UTeC leased the Hallowell Facility to the buyer under a triple net long-term lease agreement. However, Slurry retained the obligation to be responsible for, and perform the activities under, the Slurry Consent Order. In addition, certain of our subsidiaries agreed to indemnify the buyer of such assets for these environmental matters. Slurry placed prior owner (“Chevron”) of the Hallowell Facility on notice of their responsibility for contribution towards the costs to investigate and remediate this site. Chevron has agreed to pay one-half of the costs of certain interim remediation measures at the site approved by the KDHE, subject to reallocation.

During the fourth quarter of 2005, representatives of Slurry and Chevron met with the KDHE and proposed to remove the bulk of contaminated soil at the Hallowell site, which was orally agreed to by the KDHE subject to approval of a written work plan submitted to the KDHE. As a result of these meetings, we recorded provisions for our share of these estimated costs. At March 31, 2006, our liability (which is included in other current and noncurrent accrued liabilities) in connection with this remediation matter is $1,368,000 and our receivable (which is included in accounts receivable and other assets) from Chevron for one-half of these costs is $684,000. These amounts are not discounted to their present value. It is reasonably possible that a change in estimate of our liability and receivable will occur in the near term. It is expected that this soil remediation will occur over the next two years.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Grand Jury Investigation - Slurry - Hallowell Facility

The U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives (“ATF”) previously conducted an investigation at Slurry. In August 2003, we learned that a federal grand jury for the District of Kansas was investigating Slurry and certain of its former employees relating to the alleged violations of explosive storage and related regulations at Slurry’s Hallowell Facility. Active operations at the Hallowell Facility were discontinued in February 2002 after its license to possess explosives was revoked by the ATF. In response to the Assistant U.S. Attorney’s suggestion, our counsel sent a letter to the U.S. Attorney offering to plead guilty to one count of a misdemeanor violation of explosive storage regulations with no monetary fine or forfeiture. The U.S. Attorney responded to our counsel’s offer during April 2006, and in its response made a counteroffer that Slurry plead guilty to one count of a misdemeanor violation of explosive storage and pay a fine of $100,000. Negotiations with the U.S. Attorney are continuing. As of March 31, 2006, a liability of $100,000 has been recorded relating to the proposed fine and the related expense is classified as discontinued operations (in accordance with SFAS 144) in the condensed consolidated statement of income (there are no income tax benefits related to this expense). In the meantime, the U.S. government has continued to subpoena records for the grand jury and to examine witnesses in connection with this matter.

B. Other Pending, Threatened or Settled Litigation

1. Climate Control Business

Trison Construction, Inc. (“Trison”), a subsidiary within our Climate Control Business, is involved in a lawsuit brought against it by Trade Mechanical Construction, Inc. (“Trade”). The lawsuit is styled Trade Mechanical Contractors, Inc., et al. v. Trison Construction, Inc., and was filed in the District Court, State of Oklahoma, Pontotoc County. Trison entered into a contract with Johnson Controls, Inc. (“JCI”) to design, remove and install selected components on existing air conditioning systems at a project in Oklahoma (“Project”). In connection with the Project, Trison entered into a subcontract with Trade to provide certain services for Trison relating to the Project and disputes arose over the performance of the subcontract. This lawsuit was settled by Trison agreeing to pay $125,000 to Trade which was accrued at December 31, 2005 and paid during the first quarter of 2006.

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

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

•	Holding that JCI is not entitled to any damages from Trison or its bonding company; and

•	Holding that Trison and its bonding company are the prevailing parties and under the subcontract are entitled to recover from JCI all reasonable costs and expenses including attorney fees incurred in this proceeding, the amount of which is to be determined at a further hearing.

JCI asserted a motion to disqualify the arbitrator based on alleged bias in the arbitration proceedings and to set aside the interim award, which motion has been denied by the American Arbitration Association.

We have spent approximately $1.35 million in attorneys’ fees and expenses in connection with this arbitration as of March 31, 2006. There are no assurances that we will recover the total amount of fees and expenses that we have incurred in connection with this matter.

There was no accounting recognition for this interim award issued on January 16, 2006, as of March 31, 2006. When the final award is realized, it will be recorded in our financial statements at that time.

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

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. Other

Zeller Pension Plan

In February 2000, the Company’s Board of Directors authorized management to proceed with the sale of the automotive products business, since the automotive products business was no longer a “core business” of the Company. In May 2000, the Company sold substantially all of its assets in its automotive products business. After the authorization by the board, but prior to the sale, the automotive products business purchased the assets and assumed certain liabilities of Zeller Corporation (“Zeller”). The liabilities of Zeller assumed by the automotive products business included Zeller’s pension plan, which is not a multi-employer pension plan. In June 2003, the principal owner (“Owner”) of the buyer of the automotive products business was contacted by a representative of the Pension Benefit Guaranty Corporation (“PBGC”) regarding the plan. The Owner has been informed by the PBGC of a possible under-funding of the plan and a possible takeover of the plan by the PBGC. The Owner has notified the Company of these events. The Company has also been contacted by the PBGC and has been advised that the PBGC considers the Company to be potentially liable for the under-funding of the Zeller Plan in the event that the plan is taken over by the PBGC and has alleged that the under-funding is approximately $600,000. The Company has been advised by ERISA counsel that, based upon numerous representations made by the Company and the assumption that the trier of fact determining the Company’s obligations with respect to the plan would find that: we disposed, in May 4, 2000 of interest in the automotive products business including the Zeller assets and business pursuant to a bona fide purchase agreement under the terms of which the purchaser assumed all obligations with respect to the operation, including funding of the Zeller plan, the purpose of the sale of the automotive products business did not include an attempt to evade liability for funding the Zeller plan, at the time we disposed of our interest in the automotive products business, the Zeller plan was adequately funded, on an ongoing basis and all required contributions had been made, and the Zeller plan did not terminate at anytime that any member of the Company’s controlled group of entities was a contribution sponsor to the Zeller plan, that the possibility of an unfavorable outcome to us in a lawsuit if the PBGC attempts to hold us liable for the under-funding of the Zeller plan is remote.

Asserting Financing Fee

On December 4, 2003, the Company and Southwest Securities, Inc. (“Southwest”) entered into a letter agreement whereby the Company agreed to retain Southwest to assist the Company in obtaining financing for the Company. Southwest’s right to a fee under the Agreement is limited to a refinancing occurring during “a period of sixty days, to be extended if a transaction is ongoing.” A financing did not occur within sixty days of the date of the Agreement, nor was a funding transaction “ongoing” at the end of that period. In September 2004, more than ten months after the date of the Agreement between the Company and Southwest, ThermaClime borrowed $50 million from Orix Capital Markets, LLC (“Orix”). It is the Company’s position that the Orix financing transaction was not the result of any efforts by Southwest, nor was it the culmination of any negotiations or transaction commenced during the sixty-day term of the Agreement. Nonetheless, Southwest has asserted that it is entitled to a fee of $1.7 million pursuant to the Agreement. The Company brought an action against Southwest in Oklahoma state court in a lawsuit styled LSB Industries, Inc. v. Southwest Securities, Inc. pending in the Oklahoma District Court, Oklahoma County, for a declaratory judgment that the Company is not liable to Southwest under the Agreement as a result of the Orix financing transaction and for

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

cancellation and rescission of the alleged contract with Southwest. Southwest has counterclaimed for $1.7 million as a finder’s fee it contends it is owed. During April 2006, the court held a non-jury trial in connection with our equitable claim relating to whether there was a failure of consideration by Southwest and, if so, the alleged contract was void. Our counsel handling this matter for us has advised us that our prospects for a favorable outcome in this matter appear likely. If we do not prevail as a result of the non-jury trial, then all remaining claims and issues not decided by the outcome of that trial would be tried to a jury to be held at a later date. If the court denies our equitable claim, we intend to vigorously defend ourselves against the claim by Southwest.

We are also involved in various other claims and legal actions which in the opinion of management, after consultation with legal counsel, if determined adversely to us, would not have a material effect on our business, financial condition or results of operations.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11: Stockholders’ Equity The table below provides detail (in thousands) of activity in the stockholders’ equity accounts for the three months ended March 31, 2006:

	Common Stock Shares	Non- Redeemable Preferred Stock	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock- Preferred	Treasury Stock- Common	Total
Balance at December 31, 2005	17,082	$34,177	$1,708	$57,547	$(990)	$(61,738)	$(797)	$(16,451)	$13,456
Net income						2,556			2,556
Amortization of cash flow hedge (Note 13)					73				73

Total comprehensive income									2,629
Dividends declared (Note 14)						(68)			(68)
Conversion of 49 shares of redeemable preferred stock to common stock	2			4					4

Balance at March 31, 2006 (1)	17,084	$34,177	$1,708	$57,551	$(917)	$(59,250)	$(797)	$(16,451)	$16,021

(1)	Includes 3,321,607 shares of the Company’s common stock held in treasury. Excluding the 3,321,607 shares held in treasury, the outstanding shares of the Company’s common stock at March 31, 2006 were 13,762,618.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 12: Stockholders’ Equity (continued)

Stock Options

As of March 31, 2006, we have several Qualified and Non-Qualified Stock Option Plans. Effective January 1, 2006, we account for those plans in accordance with SFAS 123 (revised 2004), Share-Based Payment. During 2005, we accounted for those plans under the recognition and measurement principles of APB Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related interpretations. Under APB 25, stock-based compensation cost was not usually reflected in our results of operations, as the majority of all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective December 31, 2005, our Board of Directors approved the acceleration of the vesting schedule of both qualified and non-qualified stock options that were unvested at December 31, 2005 to avoid the recognition of compensation expense in our future financial statements relating to these stock options. As a result, at December 31, 2005, all outstanding stock options under those plans were exercisable. Therefore there was no effect from the accounting change from APB 25 to SFAS 123(R). No stock-based compensation cost is reflected in net income applicable to common stock for the three months ended March 31, 2006 and 2005 and no options were granted under those plans during these periods.

The following table illustrates the effect on net income applicable to common stock and net income per share if we had applied the fair value recognition provisions of FASB 123(R) to stock-based compensation. The fair value for the underlying options was estimated at their respective date of grant using a Black-Scholes option pricing model.

For purposes of pro forma disclosures, the estimated fair value of the qualified and non-qualified stock options is amortized to expense over the options’ vesting period.

	Three Months Ended March 31,
	2006	2005
	(In thousands, except per share amounts)
Net income applicable to common stock, as reported	$2,004	$852
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	—	(50)

Pro forma net income applicable to common stock	$2,004	$802

Net income per common share:
Basic - as reported	$.15	$.06

Basic - pro forma	$.15	$.06

Diluted - as reported	$.12	$.06

Diluted - pro forma	$.12	$.05

Note 13: Derivatives, Hedges and Financial Instruments We account for derivatives in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No.133 requires the recognition of derivatives in the balance sheet and the

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

measurement of these instruments at fair value. Changes in fair value of derivatives are recorded in results of operations unless the normal purchase or sale exceptions apply or hedge accounting is elected.

In 1997, we entered into an interest rate forward agreement to effectively fix the interest rate of a long-term lease commitment (not for trading purposes). In 1999, we executed a long-term lease agreement and terminated the forward agreement at a net cost of $2.8 million. We historically accounted for this cash flow hedge under the deferral method (as an adjustment of the initial term lease rentals). Upon adoption of SFAS No. 133 in 2001, the remaining deferred cost amount was reclassified from other assets to accumulated other comprehensive loss and is being amortized to operations over the term of the lease arrangement. At March 31, 2006 and December 31, 2005, accumulated other comprehensive loss consisted of the remaining deferred cost of $917,000 and $990,000, respectively. The amount amortized to operations was $73,000 for each of the three- month periods ended March 31, 2006 and 2005. There were no income tax benefits related to these expenses.

In March 2005, we purchased two interest rate cap contracts for a cost of $590,000. These contracts are free-standing derivatives and are accounted for on a mark-to-market basis in accordance with SFAS No.133. At March 31, 2006 and December 31, 2005, the market values of these contracts were $611,000 and $429,000, respectively, and are included in other assets in the accompanying condensed consolidated balance sheets. The changes in the value of these contracts are included in interest expense.

Raw materials for use in our manufacturing processes include copper used by our Climate Control Business and natural gas used by our Chemical Business. As part of our raw material price risk management, we periodically enter into exchange-traded futures contracts for these materials, which contracts are generally accounted for on a mark-to-market basis in accordance with SFAS No. 133. At December 31, 2005, the balance was $367,000 (none at March 31, 2006) and is included in supplies, prepaid items and other in the accompanying condensed consolidated balance sheet, as the term of these contracts are for periods of twelve months or less. Losses of $130,000 and gains of $422,000 on such contracts for the three months ended March 31, 2006 and 2005, respectively, are included in cost of sales.

Note 14: Net Income Per Share Net income applicable to common stock is computed by adjusting net income by the amount of preferred stock dividends. Basic net income per common share is based upon net income applicable to common stock and the weighted average number of common shares outstanding during each period. Diluted income per share is based on net income applicable to common stock plus preferred stock dividend requirements on preferred stock assumed to be converted, if dilutive, and interest expense including amortization of debt issuance costs, net of income taxes, on convertible debt assumed to be converted and the weighted average number of common shares and dilutive common equivalent shares outstanding, if any, and the assumed conversion of dilutive convertible securities outstanding, if any.

See Note 9 (C) concerning the sale of $18 million of convertible debt during the three months ended March 31, 2006.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the three months ended March 31, 2006, our Board of Directors declared and we paid nominal dividends on certain outstanding series of our preferred stock as follows: $.10 per share on our outstanding Series 2 $3.25 Convertible Exchangeable Class C preferred stock (“Series 2 Preferred”), $.37 per share on our outstanding Series B 12% Cumulative Convertible preferred stock (“Series B Preferred”), and $.31 per share on our outstanding Non-Cumulative Redeemable preferred stock. These dividends were not for the full amount of the required quarterly dividends pursuant to the terms of all of our outstanding series of preferred stock. As of March 31, 2006, the aggregate amount of unpaid dividends in arrears on our Series 2 Preferred, Series B Preferred and Series D 6% Cumulative, Convertible Class C preferred stock (“Series D Preferred”) totaled approximately $13.2 million, $1.5 million and $.2 million, respectively.

The following table sets forth the computation of basic and diluted income per share:

(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2006	2005
Numerator:
Net income	$2,556	$1,414
Preferred stock dividend requirements	(552)	(562)

Numerator for basic net income per share - net income applicable to common stock	2,004	852
Preferred stock dividend requirements on preferred stock assumed to be converted, if dilutive	60	—
Interest expense including amortization of debt issuance costs, net of income taxes, on convertible debt assumed to be converted	95	—

Numerator for diluted net income per share	$2,159	$852

Denominator:
Denominator for basic net income per share - weighted - average shares	13,761,638	13,234,509
Effect of dilutive securities:
Convertible notes payable	2,254,000	4,000
Employee stock options	1,200,696	1,249,359
Convertible preferred stock	950,526	290,740
Warrants	52,665	54,767

Dilutive potential common shares	4,457,887	1,598,866

Denominator for diluted net income per share - adjusted weighted - average shares and assumed conversions	18,219,525	14,833,375

Basic net income per share	$.15	$.06

Diluted net income per share	$.12	$.06

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following shares of securities were not included in the computation of diluted net income per share as their effect would have been antidilutive.

	Three Months Ended March 31,
	2006	2005
Convertible preferred stock	2,620,127	3,326,431

Note 15: Income Taxes At December 31, 2005, we had regular-tax net operating loss (“NOL”) carryforwards of $67 million ($47.8 million alternative minimum tax NOLs). Due to NOL carryforwards, no provisions for income taxes were necessary for the three-month periods of 2006 and 2005 except for federal alternative minimum taxes and state income taxes in 2006.

Note 16: Business Interruption Insurance Recoveries Beginning in October 2004 and continuing into June 2005, the Chemical Business’ results were adversely affected as a result of the loss of production due to a mechanical failure of one of the four nitric acid plants at the El Dorado Facility. The plant was restored to normal production in June 2005. We filed a claim for recovery of the business interruption losses related to this incident. For the three months ended March 31, 2006, we realized insurance recoveries of $554,000 relating to this claim which is recorded as a reduction to cost of sales. We have instituted litigation for the balance of our business interruption and property insurance claims relating to this incident. Additional recoveries, if any, related to this incident will be recognized when realized.

Note 17: Other Expense, Other Income and Non-Operating Other Income, net

	Three Months Ended March 31,
	2006	2005
	(In Thousands)
Other expense:
Other miscellaneous expense (1)	$106	$216

Total other expense	$106	$216

Other income:
Gains on sales of property and equipment	$16	$422
Other (1)	31	82

Total other income	$47	$504

Non-operating other income, net:
Interest income	$37	$26
Net proceeds from certain key individual life insurance policies (2)	—	1,138
Gains on sales of certain current assets, primarily precious metals	—	220
Miscellaneous income (1)	24	36
Miscellaneous expense (1)	(31)	(22)

Total non-operating other income, net	$30	$1,398

(1)	Amounts represent numerous unrelated transactions, none of which are individually significant requiring separate disclosure.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(2)	Amount relates to the recognition in net proceeds from certain key individual life insurance policies due to the untimely death of one of our executives in January 2005.

Note 18: Segment Information

	Three Months Ended March 31,
	2006	2005
	(In Thousands)
Net sales:
Climate Control	$47,249	$35,504
Chemical	62,530	49,935
Other	1,965	1,242

	$111,744	$86,681

Gross profit: (1)
Climate Control	$14,597	$10,008
Chemical (2)	4,279	4,111
Other	671	430

	$19,547	$14,549

Operating income (loss): (3)
Climate Control	$5,573	$2,397
Chemical (2)	1,387	1,561
General corporate expenses and other business operations, net (4)	(1,614)	(1,387)

	5,346	2,571
Interest expense	(2,875)	(2,737)
Non-operating other income, net:
Chemical	19	257
Corporate and other business operations (5)	11	1,141
Provision for income taxes	(50)	—
Equity in earnings of affiliate-Climate Control	205	182

Income from continuing operations	$2,656	$1,414

(1)	Gross profit by industry segment represents net sales less cost of sales. Gross profit classified as “Other” relates to industrial machinery and components.
(2)	During the first quarters of 2006 and 2005, we recorded the realization and reversal of losses on certain nitrate-based inventories of $929,000 and $271,000, respectively. As discussed in Note 16, during the first quarter of 2006, we realized insurance recoveries of $554,000 relating to a business interruption claim. The above transactions contributed to an increase in gross profit.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3)	Our chief operating decision makers use operating income (loss) by industry segment for purposes of making decisions which include resource allocations and performance evaluations.

Operating income (loss) by industry segment represents gross profit by industry segment less selling, general and administrative expenses (“SG&A”) incurred by each industry segment plus other income and other expense earned/incurred by each industry segment before general corporate expenses and other business operations, net. General corporate expenses and other business operations, net, consist of unallocated portions of gross profit, SG&A, other income and other expense.

(4)	The amounts included are not allocated to our Climate Control and Chemical Businesses since these items are not included in the operating results reviewed by our chief operating decision makers for purposes of making decisions as discussed above. A detail of these amounts are shown in footnote (6) below.

(5)	As discussed in Note 17, we recognized $1.1 million in net proceeds from certain key man life insurance policies during the first quarter of 2005.

(6)	General corporate expenses and other business operations, net, consist of the following:

	Three Months Ended March 31,
	2006	2005
	(In Thousands)
Gross profit-Other	$671	$430
Selling, general and administrative:
Personnel costs	(1,202)	(1,164)
Professional fees	(840)	(443)
Office overhead	(198)	(207)
Property, franchise and other taxes	(71)	(54)
All other (A)	20	(344)

Total selling, general and administrative	(2,291)	(2,212)

Other income (B)	6	526
Other expense	—	(131)

Total general corporate expenses and other business operations, net	$(1,614)	$(1,387)

(A)	For the first quarter of 2006, a refund of $350,000 was recognized relating to insurance brokerage fees.
(B)	For the three months ended March 31, 2005, we recognized a gain of $440,000 from the sale of corporate assets.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Information about our total assets by industry segment is as follows:

	March 31, 2006	December 31, 2005
	(In Thousands)
Total assets:
Climate Control	$69,095	$60,970
Chemical	120,621	111,212
Corporate assets and other	24,806	16,781

	$214,522	$188,963

Note 19: Recently Issued Accounting Pronouncements In September 2005, the Emerging Issues Task Force (“EITF”) reached a consensus and issued EITF Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” in which inventory purchase and sale transactions with the same counterparty that are entered into in contemplation of one another should be combined for purposes of applying APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” The EITF also concluded that exchanges of inventory should be recognized at carryover basis except for exchanges of finished goods for either raw materials or work in progress, which would be recognized at fair value. This consensus should be applied in the first interim or annual reporting period beginning after March 15, 2006 to new arrangements and previous arrangements that were modified or renegotiated after the effective date. We do not expect the impact of this new standard to have a material effect on our condensed consolidated financial statements.

In June 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 applies to all voluntary changes in accounting principle and requires retrospective application to prior periods’ financial statements of changes in accounting principle unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Adoption of SFAS 154 is required for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. We adopted SFAS 154 effective January 1, 2006. The adoption of this new standard did not impact our condensed consolidated financial statements.

In November 2004, FASB issued SFAS 151, Inventory Costs, an amendment of APB No. 43, Chapter 4. The standard requires that abnormal amounts of idle capacity and spoilage costs be excluded from the cost of inventory and expensed when incurred. The standard is effective for fiscal periods beginning after June 15, 2005 and is to be applied prospectively. We adopted SFAS 151 effective January 1, 2006. The adoption of this new standard did not impact our condensed consolidated financial statements.

In December 2004, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets, an amendment of APB No. 29, Accounting for Nonmonetary Transactions. SFAS 153 requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. SFAS 153 is effective

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 and is to be applied prospectively. We adopted SFAS 153 effective January 1, 2006. The adoption of this new standard did not impact our condensed consolidated financial statements.

In December 2004, the FASB issued SFAS 123 (revised 2004), Share-Based Payment, which is a revision of SFAS 123, Accounting for Stock-Based Compensation. SFAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. We adopted SFAS 123(R) effective January 1, 2006. As discussed in Note 12 - Stockholders’ Equity, effective December 31, 2005, our Board of Directors approved the acceleration of the vesting schedule of both qualified and non-qualified stock options that were unvested at December 31, 2005 to avoid the recognition of compensation expense in our future financial statements relating to these stock options. As a result, at December 31, 2005, all outstanding stock options under our stock option plans were exercisable, therefore there was no effect from the accounting change from APB 25 to SFAS 123(R).

The FASB is currently working on a project to clarify guidance on the accounting for planned major maintenance activities (“Turnarounds”). During March and April of 2006, FASB issued guidance in the form of a FASB Staff Position (“FSP”) to eliminate the accrue-in-advance method of accounting for Turnarounds. In addition, the FASB decided that the accounting for the adoption of the provisions in the FSP is to be considered a change in accounting principle with retrospective application as described in SFAS 154 - Accounting Changes and Error Corrections. The proposed FSP would become effective for us on January 1, 2007. We currently are using the accrue-in-advance method for Turnarounds that FASB is proposing to eliminate under the FSP. Currently, there are three other acceptable accounting methods for Turnarounds. As a result, we are unable to determine the impact on our condensed consolidated financial statements should the FSP become effective as proposed.

Note 20: Related Party Transaction One of the manufacturing facilities within our Climate Control Business sustained substantial water damage in its office area resulting from the improper installation by an unrelated third-party vendor of certain plumbing to a water line. As a result of the water damage, it became necessary to replace all of the carpet in the office area of the facility. During the first quarter of 2006, we purchased replacement carpet from a company (“Designer Rugs”) owned by Linda Golsen Rappaport, the daughter of Jack E. Golsen, our Chairman and Chief Executive Officer, and sister of Barry H. Golsen, our President. We paid approximately $159,000 to Designer Rugs for the new carpet, removal of the damaged carpeting and installation of the new carpet. We believe that insurance will reimburse us for the cost of the carpet and installation except for a deductible amount of $25,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our March 31, 2006 condensed consolidated financial statements. Certain statements contained in this MD&A may be deemed forward-looking statements. See “Special Note Regarding Forward-Looking Statements”.

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

Climate Control Business

The Climate Control Business has historically generated consistent annual profits and positive cash flows and continues to do so. Climate Control’s operating income for the first quarter of 2006 was $5.6 million compared to $2.4 million in the same quarter last year. Management’s objectives for the Climate Control Business include the continued emphasis on increasing the sales and operating margins of all products and to continue to develop new products and increase production to meet customer demand.

Most of the products of the Climate Control Business are produced to customer orders that are placed well in advance of required delivery dates. As a result, the Climate Control Business carries significant backlogs that eliminate the necessity to carry substantial inventories other than for firm customer orders. The backlog of confirmed orders in our Climate Control Business increased to approximately $70.2 million as of March 31, 2006 as compared to a backlog of approximately $56.2 million at December 31, 2005. The increase in our backlog relates primarily to the increase in demand for our water source heat pumps, large custom air handlers and hydronic fan coils. We anticipate shipping this backlog within twelve months.

Management is taking actions to increase the production level to reduce the current backlog. In response to record intake level of customer orders, we recently increased our unit output through additional shifts and overtime. Management has also invested $4.5 million in fabrication equipment and plant-wide process control systems during the past 12 months and has committed another $1.7 million for additional production equipment during the remainder of 2006. This investment is expected to increase capacity and reduce overtime.

Our Climate Control Business will continue to launch new products and product upgrades in an effort to maintain our current market position and to establish presence in new markets. In recent periods, the Climate Control Business’ profitability was affected by operating losses of certain new product lines being developed over the past few years. In recent periods, the emphasis was to increase the sales levels of these operations above the breakeven point. During 2005 and into the first quarter of 2006, the results for these new products did not improve significantly, although we continue to see improvement in the long-term prospects for these new products evidenced by increases in orders for these new products.

Chemical Business

The Chemical Business has production facilities in Baytown, Texas (“Baytown”), El Dorado, Arkansas (“El Dorado”) and Cherokee, Alabama (“Cherokee”). El Dorado and Baytown produce nitrogen products from anhydrous ammonia that is delivered by pipeline. Cherokee produces nitrogen products from natural gas that is delivered by pipeline.

The recent results for the Chemical Business vary considerably among the three facilities.

Baytown is consistently profitable. El Dorado results for 2005 and for the first quarter of 2006 are significantly improved from 2004. On the other hand, Cherokee has generated significant losses in 2005 and the first quarter of 2006 related to disruptions at the plant caused by the sudden and record climb in natural gas costs beginning in August 2005, primarily due to the hurricanes in the U.S. Gulf.

The Chemical Business’s operating income for the first quarter of 2006 was $1.4 million compared to $1.6 million for the same quarter last year. Included in the Chemical Business’s results is Cherokee’s operating loss of $1.6 million for the first quarter of 2006 compared to an operating income of $.6 million for the same period last year.

Anhydrous ammonia and natural gas are commodities, subject to significant price fluctuations, generally purchased at prices in effect at time of purchase. Due to the uncertainty of the sales prices of our products in relation to the cost of anhydrous ammonia and natural gas, we have developed some customers that purchase substantial quantities of products pursuant to sales agreements and/or formulas that provide for the pass through of raw material costs, variable costs, and certain fixed costs, plus in most cases, a profit margin. These pricing arrangements help mitigate the commodity risk inherent in natural gas and anhydrous ammonia. Approximately 65% of the Chemical Business products sold in the first quarter of 2006 were sold pursuant to these pricing arrangements.

Although anhydrous ammonia is produced from natural gas, the price of anhydrous ammonia does not necessarily follow the spot price of natural gas in the United States because much of the anhydrous ammonia consumed in our geographical area is produced off shore and delivered by pipeline that originates in the Gulf of Mexico. Our cost of anhydrous ammonia is based upon formulas indexed to published industry ammonia prices, primarily tied to import prices.

The production from Baytown is sold pursuant to a long-term supply agreement that provides for the pass through of certain production costs including anhydrous ammonia. This facility continues to generate consistent operating profits and reported higher sales and profits in the first quarter 2006 than in the same period of 2005.

El Dorado produces approximately 500,000 tons of product per year from purchased anhydrous ammonia. Approximately 50% of El Dorado’s products sold in the first quarter of 2006 were sold pursuant to pricing arrangements that allow for the pass-through of the cost of anhydrous ammonia to the customer. The balance of the products sold was at the spot price in effect at time of shipment. El Dorado’s results for the first quarter of 2006 are significantly improved from the first quarter of 2005. The improvement in 2006 is primarily due to a more favorable balance between supply and demand in the markets for nitrogen products produced at El Dorado resulting in improved margins. In addition, the first quarter of 2005 results were adversely affected by lost production of one of its four nitric acid plants. This plant was restored to production in June 2005.

El Dorado is a party to a supply agreement with a customer to supply approximately 190,000 tons of ammonium nitrate per year through at least May 2008. During the first quarter of 2006, sales to that customer represented approximately 18.5% of our Chemical Business’s net sales and approximately 10.3% of our consolidated net sales. El Dorado and this customer have agreed in principle to enter into a new five-year agreement beginning January 1, 2006. This new agreement is subject to finalization of a definitive agreement. We anticipate that this agreement will be finalized during the second quarter 2006 or shortly thereafter.

As mentioned above, Cherokee’s operating loss for the first quarter of 2006 was $1.6 million. Cherokee produces nitrogen products from natural gas. As a result of the sudden climb in the market price of natural gas during 2005 and delivery interruptions affecting the natural gas pipeline resulting from hurricanes, Cherokee encountered a significant disruption in its operations. Cherokee suspended production on September 23, 2005, due to the inability to receive an adequate and reliable supply of natural gas from its natural gas pipeline supplier, resulting from damages to its natural gas pipeline caused by hurricanes that hit the U.S. Gulf Coast. By October 21, 2005, Cherokee resumed partial production.

During November and December 2005, natural gas prices continued to climb to a high of approximately $15 per MCF and management announced in December that production was again suspended at Cherokee. In mid-January 2006, Cherokee resumed production at approximately two-thirds normal production rates, although gas prices continued to be well above normal. The inability to receive natural gas and the high natural gas costs resulting from hurricanes, the effect of the two shut downs and the loss of sales volume had a significant negative effect on the facility’s results of operations for the third and fourth quarters of 2005 and the first quarter of 2006. We believe that the current market outlook justifies continuing production at Cherokee for the foreseeable future. However, we could from time to time, suspend production at this facility due to, among other things, continuing high cost of its primary raw material, natural gas. Accordingly, our results of operations and financial condition have in the past been, and will in the future be, materially affected by changes in the cost of raw materials and in particular natural gas.

One of the customers who purchases a substantial amount of agricultural product from Cherokee temporarily suspended their purchases in October 2005 due to the hurricane induced high cost of natural gas and it is unknown whether this customer will purchase product in the future.

In addition, Cherokee has a cost-plus contract to supply another customer with its requirements for product each year through at least September 2006 which represented approximately 9.5% of our Chemical Business’s net sales and approximately 5.6% of our consolidated net sales during 2005, respectively. This customer has advised us of their intent to reduce purchases beginning in 2007 by approximately 30%. We have agreed in principle to a modified supply contract with a term through at least 2011. The new agreement is subject to finalization of a definitive agreement which we anticipate will be finalized in the second quarter 2006 or shortly thereafter.

Liquidity and Capital Resources

As a diversified holding company, cash requirements are primarily dependent upon credit agreements and our ability to obtain funds from our ThermaClime and non-ThermaClime subsidiaries.

During March 2006, we completed a private placement of $18 million of our 7% convertible senior subordinated debentures due 2011 to qualified institutional buyers. These debentures are unsecured obligations, bear an interest rate of 7% per annum and are convertible into our common stock at various conversion rates prior to their maturity on March 1, 2011. We intend to use a substantial portion of the net proceeds from the sale of the debentures (which were approximately $16.5 million after paying commissions to the placement agent and our expenses relating to the offering) to repay or purchase our debt or debt of our subsidiaries, including our subsidiary’s $13.3 million senior unsecured notes due 2007, and the balance, if any, for general corporate purposes. As of May 1, 2006, $7.2 million of the net proceeds have been used to purchase our subsidiary’s senior unsecured notes due 2007 including accrued interest of $.2 million on such purchased debentures leaving a remaining balance of $6.35 million outstanding. At March 31, 2006, we had $10.93 million cash on hand of which $10.75 million was invested in money market funds earnings interest at approximately 4.5%.

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

ThermaClime’s ability to maintain an adequate amount of borrowing availability under its Working Capital Revolver Loan depends on its ability to comply with the terms and conditions of its loan agreements and its ability to generate cash flow from operations. ThermaClime is restricted under its credit agreements as to the funds it may transfer to the Company and its non-ThermaClime affiliates and certain ThermaClime subsidiaries. This limitation does not prohibit payment to the Company of amounts due under a Services Agreement, Management Agreement and a Tax Sharing Agreement. ThermaClime’s Working Capital Revolver is a $50 million facility. As of March 31, 2006, ThermaClime had availability for additional borrowing under its Working Capital Revolver Loan of $3.4 million. Borrowing availability is based upon certain percentages of accounts receivable and inventory. At March 31, 2006, ThermaClime had $10.6 million availability as defined, in excess of the $50 million facility. Management is currently assessing the desirability of negotiating an increase in the facility.

Although, with the exception of Cherokee’s results, the Chemical Business’ recent results are improved from prior periods. The Chemical Business in recent years prior to 2005 has not generated significant positive cash flows due to lower than optimum sales volume levels, margin problems and extensive capital expenditures.

As discussed above, Cherokee’s ability to generate a positive margin on sales is affected by the volatility of the raw material feedstocks as well as the necessity to produce at the optimum production levels to fully absorb the facilities’ fixed costs. The predominant production costs of a process chemical plant, other than the raw material costs, tend to be fixed costs.

Our primary efforts to improve the results of the Chemical Business include efforts to increase the non-seasonal sales volumes of Cherokee and El Dorado with an emphasis on customers that will accept the commodity risk inherent with natural gas and anhydrous ammonia.

Beginning in October 2004 and continuing into June 2005, the Chemical Business’ results were adversely affected as a result of the loss of production due to a mechanical failure of one of the four nitric acid plants at El Dorado. The plant was restored to normal production in June 2005 and property damage insurance claims were filed with our insurance companies.

During 2005, we received insurance recoveries totaling $2.7 million under our replacement cost property insurance policy relating to our property damage claim, and during the fourth quarter of 2005, we received insurance recoveries of $1.9 million relating to our business interruption claim. During the first quarter of 2006, additional business interruption insurance recoveries totaling $.6 million were paid by our insurers and recorded as a reduction to cost of sales in the accompanying condensed consolidated statement of income. The proceeds from business interruption insurance recoveries during the first quarter of 2006 are classified as cash inflows from operating activities in the accompanying condensed consolidated statement of cash flows. In our discussions with our insurers, we agreed to reduce the amount of our claims to facilitate a settlement of certain aspects of our claim. The insurers are contesting our remaining claims totaling $2.6 million. We have instituted litigation for the remaining balance of these claims. Additional recoveries, if any, related to the balance of our claims will be recognized when realized.

Filing Requirements Pursuant to Sarbanes Oxley

We are currently a non-accelerated filer. Determination as to whether we continue as a non-accelerated filer is to be made as of June 30, 2006. If, as of June 30, 2006 we remain a non-accelerated filer, we will not be required to provide a management’s report on our internal control over financial reporting and an assessment of such report by our independent auditors until our Form 10-K for year ending December 31, 2007. Due to the recent increase in the market price of our common stock, our public float held by non-affiliates is approaching the $75 million threshold. If our public float held by non-affiliates is or exceeds $75 million as of June 30, 2006, we would then be classified as an accelerated filer. If, as of June 30, 2006, we are deemed an accelerated filer, we would be required to include in our 2006 Form 10-K a report by our management as to our internal control over financial reporting and a report by our independent auditors assessing our management’s report, and the costs to meet the requirements as an accelerated filer for year ending December 31, 2006 will be significantly greater during 2006 than anticipated.

Capital Expenditures

Our Chemical Business has historically required significant investment to fund capital expenditures, while our Climate Control Business has been much less capital intensive. We believe we have approximately $7.2 million of committed capital expenditures for the remainder of 2006 which includes $5.5 million for our Chemical Business and $1.7 million for our Climate Control Business. The $7.2 million includes $6.3 million relating to operations and $.9 million for environmental compliance. We believe that we can fund the projected capital expenditures for the remainder of 2006 from our working capital.

The ADEQ issued to El Dorado a new revised NPDES water discharge permit in 2004, and El Dorado has until June 2007 to meet the compliance deadline for the more restrictive limits under the recently issued NPDES permit. In order to meet El Dorado’s June 2007 limits, El Dorado is considering three options to discharge its wastewater;

•	utilization of a joint pipeline to be built by the City of El Dorado, Arkansas (the “City”);

•	direct discharge into the City’s sewer discharge system, subject to El Dorado obtaining a sewer discharge permit from the City; and/or

•	reducing its effluent levels in order to discharge its wastewater at El Dorado.

El Dorado had planned to utilize a joint pipeline to be built by the City to discharge its wastewater. The City has approved the construction of a joint pipeline, but the City’s construction of the pipeline is subject to the City receiving a permit from the ADEQ. The ADEQ has not issued the necessary permit to discharge wastewater into the pipeline and, as a result, this has caused a delay of unknown duration in construction of the pipeline. During March 2006, the ADEQ issued a draft permit to the City for the joint pipeline, and a public hearing has been scheduled in May 2006 to receive public comments. The pipeline will not be available by the June 1, 2007 deadline. Although El Dorado believes it will be able to utilize one of the other two options described above in order to meet its June 2007 deadline under its NPDES permit, there is a possibility that these options may not be available by the June, 2007 deadline. As a result, the delay by the City as to the joint pipeline may impact El Dorado’s ability to meet its compliance schedule under the NPDES permit and El Dorado has proposed to the ADEQ an extension of its compliance deadlines under its NPDES permit.

The estimated remaining capital expenditures to meet the requirements of the NPDES permit ranges from $.5 million to $3.3 million, depending on which option that El Dorado utilizes. If El Dorado participates in the City’s joint pipeline, El Dorado will be obligated to pay an additional $2 million for its pro-rata portion of the City’s pipeline engineering and construction costs.

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

Dividends

We have not paid cash dividends on our outstanding common stock in many years, and from 1999 through 2005, we had not paid any dividends on our outstanding cumulative preferred stock. During the three months ended March 31, 2006, our Board of Directors declared and we paid nominal dividends on certain outstanding series of our preferred stock as follows: $.10 per share on our outstanding Series 2 Preferred, $.37 per share on our outstanding Series B Preferred, and $.31 per share a share on our outstanding Non-Cumulative Redeemable preferred stock. These dividends were not for the full amount of the required quarterly dividends pursuant to the terms of all of our outstanding series of preferred stock. As of March 31, 2006, there was approximately $14.9 million of unpaid dividends on our outstanding cumulative preferred stock. We intend to retain most of our future earnings, if any, to provide funds for our operations and/or expansion of our business.

We do not anticipate paying cash dividends on our outstanding common stock in the foreseeable future, and until all unpaid dividends are paid on our outstanding cumulative preferred stock, no dividends may be paid on our common stock.

Compliance with Long-Term Debt Covenants

As discussed below under “Loan Agreements - Terms and Conditions”, the Senior Secured Loan and Working Capital Revolver Loan, as amended, of ThermaClime and its subsidiaries require, among other things, that ThermaClime meet certain lender defined earnings before interest, income taxes, depreciation and amortization (“EBITDA”), capital expenditure limitation amounts and achieve minimum fixed charge coverage ratios quarterly, on a trailing twelve-month basis. ThermaClime’s forecasts for the remainder of 2006 indicate that ThermaClime will be able to meet all required covenant tests for all remaining quarters and the year ending December 31, 2006.

Summary

Cash flow and liquidity will continue to be managed very carefully. We believe, with the infusion of new capital as a result of the recently completed debenture offering and based upon current forecasts, that we will have adequate cash in 2006 from internal cash flows and financing sources to enable us to satisfy our cash requirements as they become due in 2006. Due to the volatility of the cost for major raw materials, we have historically experienced revisions to financial forecasts on a frequent basis during the course of a year. As a result, actual results may differ significantly from our forecast, which could have a material impact on our liquidity and future operating results. As of May 1, 2006 there remains $6.35 million of our subsidiary’s outstanding senior unsecured notes due in 2007 which we intend to repurchase with a portion of the remaining net proceeds of the recent debentures offering.

Loan Agreements - Terms and Conditions

7% Convertible Senior Subordinated Debentures - On March 14, 2006, we completed a private placement to six qualified institutional buyers (“OIBs”), pursuant to which we sold $18 million aggregate principal amount of our 7% Convertible Senior Subordinated Debentures due 2011 (the “Debentures”) pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Act”), afforded by Section 4(2) of the Act and/or Regulation D promulgated under the Act. The Debentures are eligible for resale by the investors under Rule144A under the Act prior to registration of the Debentures. J. Giordano Securities Group acted as our exclusive placement agent for this transaction and was paid a fee of 6% of the aggregate gross proceeds received in the financing. Other offering expenses in connection with the transaction were $.4 million. As a result, the total debt issuance costs related to this transaction were $1.5 million. In connection with the closing, we entered into an indenture (the “Indenture”) with UMB Bank, as trustee (the “Trustee”), governing the Debentures. The Trustee is also our transfer agent. The Trustee receives customary compensation from us for such services. Interest on the Debentures is payable semi-annually in arrears on March 1 and September 1 of each year beginning September 1, 2006.

Jayhawk Institutional Partners, L.P., who together with its affiliates, Kent C. McCarthy, Jayhawk Capital Management, L.L.C., and Jayhawk Investments, L.P. (collectively, “Jayhawk”), owned beneficially approximately 17.4% of our common stock (including shares issuable upon conversion of our preferred stock and exercise of an outstanding warrant) prior to the closing of the private placement. Jayhawk Institutional Partners, L.P., purchased $1 million principal amount of the Debentures.

The Debentures are convertible by holders, in whole or in part, into shares of the Company’s common stock prior to their maturity on March 1, 2011. The conversion rate of the Debentures for holders electing to convert all or any portion of a debenture prior to September 1, 2006 will be 125 shares per $1,000 principal amount of debentures (representing a conversion price of $8.00 per share). Holders of debentures electing to convert all or any portion of a debenture on or after September 1, 2006 and before March 1, 2009 will obtain the following conversion rate per $1,000 principal amount of debentures during the dates indicated: September 1, 2006 to February 28, 2007, 141.25 shares (representing a conversion price of approximately $7.08 per share); March 1, 2007 to August 31, 2007, 141.04 shares (representing a conversion price of approximately $7.09 per share); September 1, 2007 to February 29, 2008, 137.27 shares (representing a conversion price of approximately $7.28 per share); March 1, 2008 to August 31, 2008, 133.32 shares (representing a conversion price of approximately $7.50 per share); and September 1, 2008 to February 28, 2009, 129.23 shares (representing a conversion price of approximately $7.74 per share). On March 1, 2009, the conversion rate returns to 125 shares per $1,000 principal amount of debentures (representing a conversion price of $8.00 per share), until their maturity on March 1, 2011. The conversion rates will be adjusted to reflect dividends, stock splits, issuances of rights to purchase shares of common stock and other events, as set forth in the Indenture.

If a designated event (as defined in the Debenture) occurs at any time prior to the maturity of the Debentures, the holders may require us to repurchase the Debentures, in whole or in part, for cash on a repurchase date specified by us that is not less than 45 days after the date of mailing of our notice of the designated event. We will repurchase the Debentures at a cash price equal to 101% of the principal amount to be repurchased, plus accrued and unpaid interest in accordance with the terms of the Debentures.

The Debentures may be redeemable by us beginning March 1, 2009, under certain conditions. The redemption price is payable at our option in cash or, subject to certain conditions, in shares of our common stock. At maturity, we may elect to pay up to one-half of the principal amount of the Debentures, plus accrued and unpaid interest due thereon at maturity, in shares of our common stock under certain conditions. If we pay the redemption price on any portion of the Debentures at maturity on our common stock, our common stock is to be valued for those purposes at 95% of the weighted average of the closing sales price of our common stock for the 20 consecutive trading days ending on the 5th trading day prior to the applicable redemption date or maturity date.

We will use all, or substantially all, of the net proceeds for the repayment or purchase of our higher interest rate debt or debt of our subsidiaries, including ThermaClime’s 10 3/4% Senior Unsecured Notes due 2007 (“Notes”), and the remaining balance, if any, for general corporate purposes. Pending such uses, the remaining net proceeds of this offering are currently being invested in money market funds.

As of May 1, 2006, $7.2 million of the net proceeds have been used to purchase the Notes at ThermaClime’s carrying value (which includes $1 million that was held by Jayhawk) including accrued interest of $.2 million.

We are obligated to register the Debentures and the common stock issuable upon conversion of the Debentures pursuant to the terms and conditions of a Registration Rights Agreement entered into between us and each of the OIBs.

Working Capital Revolver Loan - ThermaClime finances its working capital requirements through borrowings under a Working Capital Revolver Loan. Under the Working Capital Revolver Loan, ThermaClime and its subsidiaries may borrow on a revolving basis up to $50 million based on specific percentages of eligible accounts receivable and inventories. The Working Capital Revolver Loan matures in April 2009. As of March 31, 2006, borrowings outstanding were $42.1 million and the net credit available for additional borrowings was $3.4 million. The Working Capital Revolver Loan requires that ThermaClime and its Climate Control Business meet certain financial covenants and minimum EBITDA amounts. The EBITDA requirements are measured quarterly on a trailing twelve-month basis. ThermaClime and its Climate Control Business were in compliance with the required minimum EBITDA amounts for the twelve-month period ended March 31, 2006. The trailing twelve-month EBITDA requirements for the remainder of 2006 ranges from $16.4 million to $19.6 million for ThermaClime and $10 million for the Climate Control Business. The EBITDA requirements were set at amounts based upon our forecasts which are presently considered by management to be achievable. See discussion under “Liquidity and Capital Resources - Summary” as to the historical viability of our forecasts.

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

The Senior Secured Loan accrues interest at the applicable LIBOR rate, as defined, plus an applicable LIBOR margin, as defined or, at the election of the Borrowers, the alternative base rate, as defined, plus an applicable base rate margin, as defined, with the annual interest rate not to exceed 11% or 11.5% depending on the leverage ratio. At March 31, 2006 the annual interest rate was 11.5%.

The Borrowers are subject to numerous affirmative and negative covenants under the Senior Secured Loan agreement including, but not limited to, limitation on the incurrence of certain additional indebtedness and liens, limitations on mergers, acquisitions, dissolution and sale of assets, and limitations on declaration of dividends and distributions to us, all with certain exceptions. The Borrowers are also subject to a minimum fixed charge coverage ratio, measured quarterly on a trailing twelve-month basis. The Borrowers were in compliance with the required minimum ratio for the twelve-month period ended March 31, 2006 and the coverage ratio is considered to be achievable for 2006. The maturity date of the Senior Secured Loan can be accelerated by the Lender upon the occurrence of a continuing event of default, as defined.

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

Recently Issued Accounting Pronouncements

Effective January 1, 2006, we adopted SFAS 123(R), SFAS 151, SFAS 153 and SFAS154; however, the adoption of these new accounting standards did not impact our condensed consolidated financial statements.

As discussed in our Form 10-K for the year ended December 31, 2005, effective December 31, 2005, our Board of Directors approved the acceleration of the vesting schedule of both qualified and non-qualified stock options that were unvested at December 31, 2005 to avoid the recognition of compensation expense in our future financial statements relating to these stock options. As a result, at December 31, 2005, all outstanding stock options under our stock option plans were exercisable, therefore there was no effect from the accounting change from APB 25 to SFAS 123(R).

The FASB is currently working on a project to clarify guidance on the accounting for planned major maintenance activities (“Turnarounds”). During March and April of 2006, FASB issued guidance in the form of a FASB Staff Position (“FSP”) to eliminate the accrue-in-advance method of accounting for Turnarounds. In addition, the FASB decided that the accounting for the adoption of the provisions in the FSP is to be considered a change in accounting principle with retrospective application as described in SFAS 154 - Accounting Changes and Error Corrections. The proposed FSP would become effective for us on January 1, 2007. We currently are using the accrue-in-advance method for Turnarounds that FASB is proposing to eliminate under the FSP. Currently, there are three other acceptable accounting methods for Turnarounds. As a result, we are unable to determine the impact on our condensed consolidated financial statements should the FSP become effective as proposed.

RESULTS OF OPERATIONS

Three months ended March 31, 2006 vs. Three months ended March 31, 2005

Net Sales

Our Climate Control Business’ net sales for the three months ended March 31, 2006 were $47.2 million compared to $35.5 million for 2005, an increase of $11.7 million or 33.1%. Net sales of our heat pump products increased $9.6 million, or 48.9%, primarily as a result of an increase in the number of units sold in the commercial and residential markets due to customer demand. Net sales of our hydronic fan coils increased $2.3 million, or 19.6%, primarily due to a 10% increase in overall average unit sales prices as the result of lower discounting and higher selling prices driven by raw material cost increases. Net sales of our other HVAC products were approximately the same.

Our Chemical Business’ net sales for the three-month period ended March 31, 2006 were $62.5 million compared to $49.9 million for 2005, an increase of $12.6 million or 25.2%. The increase in net sales includes an increase of $5.1 million relating to our mining products, an increase of $4.5 million relating to our agricultural products, and an increase of $3 million relating to our industrial acid and other chemical products. Sales prices increased overall by 17% and overall volume of tons sold increased 6%.

Sales prices and volume of tons sold at El Dorado increased 25% and 20%, respectively. The increase in sales prices is due primarily to the increased cost of the raw material feedstock, anhydrous ammonia. The increase in volume is due primarily to the loss of production during 2005 which resulted in lower production of agricultural products as discussed below and increased volume to the mining industry related to the growth in coal mining.

Sales prices were consistent with 2005 while volume of tons sold increased 27% at Baytown. The increase in volume relates primarily to the increase in customer demand as the result of a closing of a chemical facility within our market.

Sales prices increased 18% while volume of tons sold decreased 26% at Cherokee. The increase in sales prices is due, in part, to the increased cost of the raw material feedstock, natural gas. The decrease in volume relates primarily to the decline in customer demand as the result of higher sales prices and the suspension of production during the first half of January 2006 as discussed above under “Overview - Chemical Business.”

As discussed under “Liquidity and Capital Resources”, beginning in October 2004 and continuing into June 2005, the Chemical Business’ results were adversely affected as a result of the loss of production due to a mechanical failure of one of the four nitric acid plants at El Dorado. The plant was restored to production in June 2005.

Net sales classified as “Other” consists of sales of industrial machinery and related components. Net sales for the first quarter of 2006 were $2 million compared to $1.2 million for 2005 or an increase of $.8 million.

Gross Profit

Gross profit by industry segment represents net sales less cost of sales.

Our Climate Control Business’ gross profit was $14.6 million or 30.9% as a percentage of net sales for the first three months of 2006 compared to $10 million or 28.2% for 2005. The net increase in gross profit of $4.6 million resulted primarily by the increase in sales of our heat pump and hydronic fan coil products as discussed above. The improvement in gross profit as a percentage of sales was a result of increased absorption of fixed costs.

Our Chemical Business’ gross profit was $4.3 million or 6.8% as a percentage of net sales for the three months ended March 31, 2006 compared to $4.1 million or 8.2% for 2005. The net increase in gross profit of $.2 million is due to the increase in gross profit at El Dorado and Baytown related to the increase in volumes as discussed above. In addition, due to improved sales prices, the Chemical Business recorded the realization and reversal of losses on certain nitrate-based inventories of $.9 million in the first quarter of 2006 compared to $.3 million in the same period of 2005. The increase in gross profit was partially offset by the decrease in gross profit due to the decrease in volume of tons sold at Cherokee as discussed above and disruptions at this facility as discussed above under “Overview-Chemical Business.”

Also, as discussed above and under “Liquidity and Capital Resources”, the Chemical Business’ results were adversely affected as a result of the loss of production due to a mechanical failure of one of the four nitric acid plants at El Dorado. We recognized insurance recoveries of $.6 million under our business interruption insurance policy relating to this claim for 2006 which is recorded as a reduction to cost of sales. The negative impact on gross profit resulting from the lost production was approximately $2.4 million for the first three months of 2005.

Gross profit classified as “Other” (see discussion above) was $.7 million or 34.1% as a percentage of net sales for the first quarter of 2006 compared to $.4 million or 34.6% for 2005 or an increase of $.3 million.

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

Operating Income - Climate Control: Our Climate Control Business’ operating income was $5.6 million for the first three months of 2006 compared to $2.4 million for 2005. The net increase in operating income of $3.2 million resulted primarily by the net increase in gross profit of $4.6 million as discussed above. This increase in operating income was partially offset by increased shipping and handling costs of $.7 million as the result of increased sales volume and rising fuel costs and increased commissions of $.3 million due to increased sales volume and distribution mix.

Operating Income - Chemical: Our Chemical Business’ operating income was $1.4 million for the three-month period ended March 31, 2006 compared to $1.6 million for 2005, a decrease of $.2 million.

General Corporate Expense and Other Business Operations, Net: Our general corporate expense and other business operations, net were $1.6 million for the three months ended March 31, 2006 compared to $1.4 million for 2005. The net increase of $.2 million relates primarily to an increase in professional fees of $.4 million due, in part, to audit and legal fees and a decrease in gains of $.4 million from the sales of corporate assets. The increase was partially offset by a refund of $.4 million relating to insurance brokerage fees and the increase in gross profit classified as “Other” of $.3 million as discussed above.

Interest Expense

Interest expense was $2.9 million for the first quarter of 2006 compared to $2.7 million for 2005, an increase of $.2 million.

Non-Operating Other Income, net

Our non-operating other income, net was $30,000 for the first three months of 2006 compared to $1,398,000 for 2005. In 2005, we recognized net proceeds from key individual life insurance policies of $1,138,000.

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

For 2006, net cash used by operating activities was $10.7 million, including net income plus depreciation and amortization less other non-cash adjustments offset by cash used by changes in assets and liabilities.

Accounts receivable increased $19 million including:

•	an increase of $11.1 million relating to the Chemical Business as the result of increased sales at El Dorado primarily as a result of seasonal higher sales in the first quarter of 2006 compared to the fourth quarter of 2005 due to the spring planting season and increased sales volume at Baytown as discussed above under “Results of Operations” and

•	an increase of $8 million relating to the Climate Control Business due primarily to increased sales of our heat pump and hydronic fan coil products as discussed above under “Results of Operations.”

Inventories decreased by a net of $1 million including:

•	a decrease of $1.4 million relating to the Chemical Business primarily relating to Cherokee as the result of an improvement in the cost of natural gas during March 2006 compared to December 2005 and a reduction in volumes produced due to the decline in customer demand and

•	a decrease of $1.4 million relating to heat pump products in the Climate Control Business due primarily to the increase in sales volume.

The decrease in inventories was partially offset by an increase of $1.1 million relating to the Climate Control Business as the result of two orders of large custom air handlers currently being manufactured and scheduled to be shipped during the remainder of 2006.

The change in other supplies and prepaid items includes a decrease of $1.1 million in prepaid insurance as the result of recognizing the related insurance expense for the first quarter of 2006 partially offset by an increase of $1 million in precious metals due primarily to a recovery performed and additional precious metals purchased during the first quarter of 2006.

Accounts payable increased $1 million primarily due to the increase in production at Baytown in our Chemical Business.

Customer deposits increased $3.7 million primarily due to the increase in deposits received as down payments on two orders of large custom air handlers in the Climate Control Business.

The change in deferred rent expense of $4 million is due to the scheduled lease payments during the first quarter of 2006 exceeding the rent expense recognized on a straight-line-basis.

The net increase in other accrued and noncurrent liabilities of $1.9 million includes primarily:

•	an increase of $1.5 million relating to accrued payroll and benefits primarily as the result of an increase in the number of days outstanding due to the timing of our payroll-related payments,

•	an increase of $.7 million of accrued contractual commitment as required under the Bayer Agreement as defined below under “Aggregate Contractual Obligations” as result of substantially higher sales volumes and improved gross margins of certain sales at Baytown offset, in part, by

•	a decrease of $.8 million of accrued property taxes as the result of payments made during the first quarter of 2006.

Cash Flow from Investing Activities

Net cash used by investing activities was $2 million for 2006 which included $1.8 million for capital expenditures of which $.9 million and $.8 million are for the benefit of our Chemical and Climate Control Businesses, respectively.

Cash Flow from Financing Activities

Net cash provided by financing activities was $19.1 million. Net cash provided by financing activities primarily consisted of:

•	proceeds of $16.5 million from the 7% convertible debentures, net of fees of $1.5 million, as discussed above under “Loan Agreements – Terms and Conditions”,

•	proceeds of $10.4 million from revolving debt facilities, net of payments, to provide working capital as the result of the increase in accounts receivable as discussed above, offset, in part, by:

•	the acquisition of $6 million of the Notes as discussed above under “Loan Agreements – Terms and Conditions”,

•	payments of $1.1 million on short-term financing and drafts payable, net of proceeds, and

•	payments of $.7 million on other long-term debt.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

Aggregate Contractual Obligations

In the operation of our businesses, we enter into contracts, leases and borrowing arrangements. In connection with a series of agreements (the “Bayer Agreement”) with Bayer Corporation (“Bayer”), under which we are to supply nitric acid with a provision for pass through of production costs subject to certain performance obligations on our part, a subsidiary of ThermaClime entered into a 10 year lease in June 1999 that requires minimum future net lease rentals of approximately $27.4 million at March 31, 2006. The lease payments are includable costs in these agreements. These lease rentals are made monthly over the term of the agreements, typically with one annual payment representing a majority of the amount due for the year. Lease payments of approximately $1.2 million and $7.4 million due in December 2006 and January 2007, respectively, have been considered in evaluating our liquidity.

As discussed in our Form 10-K for the year ended December 31, 2005, we had certain contractual obligations at December 31, 2005, with various maturity dates, related to the following:

•	long-term debt,

•	interest payments on long-term debt,

•	capital expenditures,

•	operating leases,

•	exchange-traded futures contracts,

•	purchase obligations and

•	other long-term liabilities.

As discussed under “Cash Flow from Financing Activities” of this MD&A during the first three months of 2006, we received net proceeds of $16.5 million from the 7% convertible debentures as discussed above under “Loan Agreements - Terms and Conditions” and the net borrowings under the Working Capital Revolver Loan increased $10.4 million since December 31, 2005 to provide working capital primarily as a result of the increases in accounts receivable as discussed under “Cash Flow from Operating Activities.” In addition, we acquired $6 million of the Notes as discussed above under “Loan Agreements - Terms and Conditions.”

Item 3. Quantitative and Qualitative Disclosures about Market Risk

General

Our results of operations and operating cash flows are impacted by changes in market interest rates and changes in market prices of copper, steel, anhydrous ammonia and natural gas.

Forward Sales Commitments Risk

Periodically our Chemical Business enters into forward firm sales commitments of chemical products for deliveries in future periods. As a result, we could be exposed to embedded losses should our product costs exceed the firm sales prices. At March 31, 2006, we had minimal embedded losses associated with sales commitments with firm sales prices.

Commodity Price Risk

Our Climate Control Business buys substantial quantities of copper and steel for use in manufacturing processes and our Chemical Business buys substantial quantities of anhydrous ammonia and natural gas as feedstocks generally at market prices. Periodically, our Climate Control Business enters into exchange-traded futures for copper and our Chemical Business enters into exchange-traded futures for natural gas, which contracts are generally accounted for on a mark-to-market basis in accordance with SFAS No. 133. At March 31, 2006, we did not have any purchase commitments under these contracts.

Interest Rate Risk

Our interest rate risk exposure results from our debt portfolio which is impacted by short-term rates, primarily prime-based borrowings from commercial banks, and long-term rates, primarily fixed-rate notes, some of which prohibit prepayment or require substantial prepayment penalties.

Reference is made to our Form 10-K for the year ended December 31, 2005, for an expanded analysis of expected maturities of long-term debt and its weighted average interest rates.

We purchased two interest rate cap contracts for a cost of $590,000 in March 2005 to help minimize our interest rate risk exposure relating to the Working Capital Revolver Loan. These contracts set a maximum three-month LIBOR base rate of 4.59% on $30 million. These contracts mature on March 29, 2009. These contracts are free-standing derivatives and are accounted for on a mark-to-market basis in accordance with SFAS No.133. At March 31, 2006, the market value of these contracts was $611,000.

As of March 31, 2006, our variable rate and fixed rate debt, which aggregated $133.8 million exceeded the debt’s fair market value by approximately $3.2 million ($8.5 million at December 31, 2005). The increase in our debt’s fair market value relates primarily to the fair market value of the Notes. Because of the Company intends to purchase or redeem the Notes in the short-term, we have adjusted the estimated fair market value of the Notes to face value.

Item 4. Controls and Procedures

As noted on the cover of this Form 10-Q, we are not an “accelerated filer.” Due to the definitions, certain areas contained within the disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), overlap with the definition of internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act).

It is our goal to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management. Based on our most recent evaluation, which was completed as of the end of the period covered by this quarterly report on Form 10-Q, we have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Although during the evaluation we noted several significant deficiencies in our disclosure controls and procedures, our disclosure controls and procedures are effective as of March 31, 2006.

There were no changes to our internal control over financial reporting during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

•	the Climate Control’s emphasis on increasing the sales and operating margins of all products and to continue to develop new products and increase production to meet customer demand;

•	management taking actions to increase the production level to reduce the current backlog in the Climate Control Business;

•	the investment in the Climate Control Business is expected to increase capacity and reduce overtime;

•	the Climate Control Business will continue to launch new products and product upgrades in an effort to maintain our current market position and to establish presence in new markets;

•	improvement in the long-term prospects for Climate Control’s new products evidenced by increases in orders for these new products;

•	we anticipate that a new supply agreement relating to El Dorado will be finalized during the second quarter 2006 or shortly thereafter;

•	the current market outlook justifies continuing production at Cherokee for the foreseeable future;

•	our results of operations and financial condition at Cherokee, will in the future be, materially affected by changes in the cost of raw materials and in particular natural gas;

•	agreement in principle to modify a supply contract relating to Cherokee with a term through at least 2011 which we anticipate will be finalized in the second quarter 2006 or shortly thereafter;

•	use of the net proceeds from the sale of $18 million of new debentures;

•	ThermaClime’s ability to maintain an adequate amount of borrowing availability under its Working Capital Revolver Loan depends on its ability to comply with the terms and conditions of its loan agreements and its ability to generate cash flow from operations;

•	El Dorado believes it will be able to utilize one of the other two options described in order to meet its June 2007 deadline under its NPDES permit;

•	paying dividends;

•	ability to meet all required covenants for 2006 under our loan agreements;

•	that we will have adequate cash in 2006 to satisfy our cash requirements as they become due in 2006;

•	repurchase the remaining balance of the 10 3/4% Notes due 2007;

•	our seasonal products in our Chemical Business;

•	whether we will be deemed an accelerated filer as of June 30, 2006, and if so, there will be a substantial increase in cost;

•	our primary efforts to improve the results of the Chemical Business include efforts to increase the non-seasonal sales volumes of Cherokee and El Dorado with an emphasis on customers that will accept the commodity risk inherent with natural gas and anhydrous ammonia; and

•	capital expenditures and the amounts thereof including the amounts relating to the NPDES permit and the sulfuric acid plant’s air emissions.

While we believe the expectations reflected in such Forward-Looking Statements are reasonable, we can give no assurance such expectations will prove to have been correct. There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to,

•	decline in general economic conditions, both domestic and foreign,

•	material reduction in revenues,

•	material increase in interest rates,

•	ability to collect in a timely manner a material amount of receivables,

•	increased competitive pressures,

•	changes in federal, state and local laws and regulations, especially environmental regulations, or in interpretation of such, pending,

•	additional releases (particularly air emissions) into the environment,

•	material increases in equipment, maintenance, operating or labor costs not presently anticipated by us,

•	the requirement to use internally generated funds for purposes not presently anticipated,

•	the inability to secure additional financing for planned capital expenditures,

•	the cost for the purchase of anhydrous ammonia and natural gas,

•	changes in competition,

•	the loss of any significant customer,

•	changes in operating strategy or development plans,

•	inability to fund the working capital and expansion of our businesses,

•	adverse results in any of our pending litigation,

•	inability to obtain necessary raw materials and

•	other factors described in “Management’s Discussion and Analysis of Financial Condition and Results of Operation” contained in this report.

Given these uncertainties, all parties are cautioned not to place undue reliance on such Forward-Looking Statements. We disclaim any obligation to update any such factors or to publicly announce the results of any revisions to any of the Forward-Looking Statements contained herein to reflect future events or developments.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

There are no material legal proceedings pending against us and/or our subsidiaries not reported in Item 3 of our Form 10-K for year ended December 31, 2005, except for the following material developments to such proceedings that occurred during the first quarter of 2006 or the following matters which have been resolved or settled during the first quarter of 2006:

Trison Construction, Inc. (“Trison”), a subsidiary within our Climate Control Business, is involved in a lawsuit brought against it by Trade Mechanical Construction, Inc. (“Trade”). The lawsuit is styled Trade Mechanical Contractors, Inc., et al. v. Trison Construction, Inc., and was filed in the District Court, State of Oklahoma, Pontotoc County. Trison entered into a contract with Johnson Controls, Inc. (“JCI”) to design, remove and install selected components on existing air conditioning systems at a project in Oklahoma (“Project”). In connection with the Project, Trison entered into a subcontract with Trade to provide certain services for Trison relating to the Project and disputes arose over the performance of the subcontract. This lawsuit was settled by Trison agreeing to pay $125,000 to Trade which was accrued at December 31, 2005 and paid during the first quarter of 2006.

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

JCI asserted a motion to disqualify the arbitrator based on alleged bias in the arbitration proceedings and to set aside the interim award, which motion has been denied by the American Arbitration Association.

We have spent approximately $1.35 million in attorneys’ fees and expenses in connection with this arbitration as of March 31, 2006. There are no assurances that we will recover the total amount of fees and expenses that we have incurred in connection with this matter.

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

On December 4, 2003, the Company and Southwest Securities, Inc. (“Southwest”) entered into a letter agreement (“Agreement”) whereby the Company agreed to retain Southwest to assist the Company in obtaining financing for the Company. Southwest’s right to a fee under the Agreement is limited to a refinancing occurring during “a period of sixty days, to be extended if a transaction is ongoing.” A financing did not occur within sixty days of the date of the Agreement, nor was a funding transaction “ongoing” at the end of that period. In September 2004, more than ten months after the date of the Agreement between the Company and Southwest, ThermaClime borrowed $50 million from Orix Capital Markets, LLC (“Orix”). It is the Company’s position that the Orix financing transaction was not the result of any efforts by Southwest, nor was it the culmination of any negotiations or transaction commenced during the sixty-day term of the Agreement. Nonetheless, Southwest has asserted that it is entitled to a fee of $1.7 million pursuant to the Agreement. The Company brought an action against Southwest in Oklahoma state court in a lawsuit styled LSB Industries, Inc. v. Southwest Securities, Inc. pending in the Oklahoma District Court, Oklahoma County, for a declaratory judgment that the Company is not liable to Southwest under the Agreement as a result of the Orix financing transaction and for cancellation and rescission of the alleged Agreement with Southwest. Southwest has counterclaimed for $1.7 million as a finder’s fee it contends it is owed. During April, 2006, the court held a non-jury trial in connection with our equitable claim relating to whether there was a failure of consideration by Southwest and, if so, the alleged Agreement was void. Our counsel handling this matter for us has advised us that our prospects for a favorable outcome in this matter appear likely. If we do not prevail as a result of non-jury trial, then all remaining claims and issues not decided by the outcome of that trial would be tried to a jury to be held at a later date. If the court denies our equitable claim, we intend to vigorously defend ourselves against the claim by Southwest.

The U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives (“ATF”) previously conducted an investigation at Slurry. In August 2003, we learned that a federal grand jury for the District of Kansas was investigating Slurry and certain of its former employees relating to the alleged violations of explosive storage and related regulations at Slurry’s Hallowell Facility. Active operations at the Hallowell Facility were discontinued in February 2002 after its license to possess explosives was revoked by the ATF. In response to the Assistant U.S. Attorney’s suggestion, our counsel sent a letter to the U.S. Attorney offering to plead guilty to one count of a misdemeanor violation of explosive storage regulations with no monetary fine or forfeiture. The U.S. Attorney responded to our counsel’s offer during April 2006, and in its response made a counteroffer that Slurry plead guilty to one count of a misdemeanor violation of explosive storage and pay a fine of $100,000. Negotiations with the U.S. Attorney are continuing. In the meantime, the U.S. government has continued to subpoena records for the grand jury and to examine witnesses in connection with this matter.

Item 1A. Risk Factors

Reference is made to Item 1A of our Form 10-K for the year ended December 31, 2005, for our discussion concerning risk factors. There are no material changes from the risk factors disclosed in our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sale of Unregistered Securities

On March 14, 2006, we completed a private placement to six qualified institutional buyers (“OIBs”), pursuant to which we sold $18 million aggregate principal amount of our 7% Convertible Senior Subordinated Debentures due 2011 (the “Debentures”) pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Act”), afforded by Section 4(2) of the Act and/or Regulation D promulgated under the Act. The Debentures are eligible for resale by the investors under Rule144A under the Act prior to registration of the Debentures. J. Giordano Securities Group acted as our exclusive placement agent for this transaction and was paid a fee of 6% of the aggregate gross proceeds received in the financing. Other offering expenses in connection with the transaction were $.4 million. As a result, the total debt issuance costs related to this transaction were $1.5 million. In connection with the closing, we entered into an indenture (the “Indenture”) with UMB Bank, as trustee (the “Trustee”), governing the Debentures. The Trustee is also our transfer agent. The Trustee receives customary compensation from us for such services. Interest on the Debentures is payable semi-annually in arrears on March 1 and September 1 of each year beginning September 1, 2006.

Jayhawk Institutional Partners, L.P., who together with its affiliates, Kent C. McCarthy, Jayhawk Capital Management, L.L.C. and Jayhawk Investments, L.P. (collectively, “Jayhawk”), owned beneficially approximately 17.4% of our common stock (including shares issuable upon conversion of our preferred stock and exercise of an outstanding warrant) prior to the closing of the private placement. Jayhawk Institutional Partners, L.P. purchased $1 million principal amount of the Debentures.

The Debentures are convertible by holders, in whole or in part, into shares of the Company’s common stock prior to their maturity on March 1, 2011. The conversion rate of the Debentures for holders electing to convert all or any portion of a debenture prior to September 1, 2006 will be 125 shares per $1,000 principal amount of debentures (representing a conversion price of $8.00 per share). Holders of debentures electing to convert all or any portion of a debenture on or after September 1, 2006 and before March 1, 2009 will obtain the following conversion rate per $1,000 principal amount of debentures during the dates indicated: September 1, 2006 to February 28, 2007, 141.25 shares (representing a conversion price of approximately $7.08 per share); March 1, 2007 to August 31, 2007, 141.04 shares (representing a conversion price of approximately $7.09 per share); September 1, 2007 to February 29, 2008, 137.27 shares (representing a conversion price of approximately $7.28 per share); March 1, 2008 to August 31, 2008, 133.32 shares (representing a conversion price of approximately $7.50 per share); and September 1, 2008 to February 28, 2009, 129.23 shares (representing a conversion price of approximately $7.74 per share). On March 1, 2009, the conversion rate returns to 125 shares per $1,000 principal amount of debentures (representing a conversion price of $8.00 per share), until their maturity on March 1, 2011. The conversion rates will be adjusted to reflect dividends, stock splits, issuances of rights to purchase shares of common stock and other events, as set forth in the Indenture.

If a designated event (as defined in the Debenture) occurs at any time prior to the maturity of the Debentures, the holders may require us to repurchase the Debentures, in whole or in part, for cash on a repurchase date specified by us that is not less than 45 days after the date of mailing of our notice of the designated event. We will repurchase the Debentures at a cash price equal to 101% of the principal amount to be repurchased, plus accrued and unpaid interest in accordance with the terms of the Debentures.

The Debentures may be redeemable by us beginning March 1, 2009, under certain conditions. The redemption price is payable at our option in cash or, subject to certain conditions, in shares of our common stock. At maturity, we may elect to pay up to one-half of the principal amount of the Debentures, plus accrued and unpaid interest due thereon at maturity, in shares of our common stock under certain conditions. If we pay the redemption price on any portion of the Debentures at maturity on our common stock, our common stock is to be valued for those purposes at 95% of the weighted average of the closing sales price of our common stock for the 20 consecutive trading days ending on the 5th trading day prior to the applicable redemption date or maturity date.

We will use all, or substantially all, of the net proceeds for the repayment or purchase of our higher interest rate debt or debt of our subsidiaries, including ThermaClime’s 10 3/4% Senior Unsecured Notes due 2007 (“Notes”), and the remaining balance, if any, for general corporate purposes. Pending such uses, the remaining net proceeds of this offering are currently being invested in money market funds.

As of May 1, 2006, $7.2 million of the net proceeds have been used to purchase the Notes at ThermaClime’s carrying value (which includes $1 million that was held by Jayhawk) including accrued interest of $.2 million.

We are obligated to register the Debentures and the common stock issuable upon conversion of the Debentures pursuant to the terms and conditions of a Registration Rights Agreement entered into between us and each of the OIBs.

Item 3. Defaults upon Senior Securities

(b) Although dividends on our Series 2 Preferred are payable if and when declared by the Board of Directors, the terms of the Series 2 Preferred provide that dividends are cumulative. Our Board of Directors did not declare and we did not pay dividends on our outstanding Series 2 Preferred from June 1999 through December 2005. During the three months ended March 31, 2006, our Board of Directors declared and we paid nominal dividends of $.10 per share on our outstanding Series 2 Preferred. The amount of the total arrearage of unpaid dividends on the outstanding Series 2 Preferred is $13.2 million as of March 31, 2006. If the June 15 dividend on the Series 2 Preferred is not paid, the amount of the total arrearage of unpaid dividends payable on the outstanding Series 2 Preferred will be $13.7 million.

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

At the request of Jayhawk Capital Management, L.L.C. (“Jayhawk”), a special meeting was held on March 11, 2002 for the purpose of electing the two additional directors to our Board of Directors. At this special meeting, the holders of the Series 2 Preferred elected two members of our Board of Directors, Dr. Allen Ford and Mr. Grant Donovan, as permitted pursuant to the terms of the Series 2 Preferred.

Also our Board of Directors did not declare and pay the January 1 regular dividend on our Series B Preferred from 1999 through 2005. During the three months ended March 31, 2006, our Board of Directors declared and we paid nominal dividends of $.37 per share on our outstanding Series B Preferred. Dividends in arrears at March 31, 2006 related to the Series B Preferred was $1.5 million.

In addition, dividends in arrears related to our Series D Preferred was $.2 million as of March 31, 2006.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

(a)	Exhibits The Company has included the following exhibits in this report:

4.1	Certificate of 7% Senior Subordinated Convertible Debentures which the Company hereby incorporates by reference from Exhibit 4.1 to the Company’s Form 8-K, dated March 14, 2006.

10.1	Purchase Agreement, dated March 3, 2006, by and among the Company and the investors identified on the Schedule of Purchasers which the Company hereby incorporates by reference from Exhibit 99.1 to the Company’s Form 8-K, dated March 14, 2006.

10.2	Indenture, dated March 3, 2006, by and among the Company and UMB Bank, which the Company hereby incorporates by reference from Exhibit 99.2 to the Company’s Form 8-K, dated March 14, 2006.

10.3	Registration Rights Agreement, dated March 3, 2006, by and among the Company and the Purchasers set fourth in the signature pages which the Company hereby incorporates by reference from Exhibit 99.3 to the Company’s Form 8-K, dated March 14, 2006.

31.1	Certification of Jack E. Golsen, Chief Executive Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 302.

31.2	Certification of Tony M. Shelby, Chief Financial Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 302.

32.1	Certification of Jack E. Golsen, Chief Executive Officer, furnished pursuant to Sarbanes-Oxley Act of 2002, Section 906.

32.2	Certification of Tony M. Shelby, Chief Financial Officer, furnished pursuant to Sarbanes-Oxley Act of 2002, Section 906.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly authorized, to sign this report on its behalf on this 9th day of May 2006.

LSB INDUSTRIES, INC.

By:	/s/ Tony M. Shelby
Tony M. Shelby Executive Vice President of Finance and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Jim D. Jones
Jim D. Jones Senior Vice President, Corporate Controller and Treasurer (Principal Accounting Officer)