Form 10-Q
period 2006-06-30
LSB INDUSTRIES INC
filed 2006-08-11
CIK 60714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

The aggregate market value of the Registrant’s voting common equity held by non-affiliates of the Registrant, computed by reference to the price at which the voting common stock was last sold as of June 30, 2006, was approximately $69 million. For purposes of this computation, shares of the Registrant’s common stock beneficially owned by each officer and director of the Registrant and by Jayhawk Capital Management, L.L.C. and its affiliates (together “Jayhawk”) are deemed to be owned by affiliates of the Registrant. The Registrant determined that Jayhawk is an affiliate for purposes of this computation based on the following factors, among others: (a) Jayhawk is the record owner of 8.2% of the Registrant’s outstanding common stock and the beneficial owner of 18.1% of the Registrant’s outstanding common stock, making Jayhawk the second largest record and beneficial owner of the Registrant’s common stock; (b) as the owner of a majority of the Registrant’s outstanding $3.25 Convertible Exchangeable Class C Preferred Stock, Series 2 (the “Series 2 Preferred”), Jayhawk has selected two individuals to be members of the Registrant’s board of directors pursuant to the terms of the Series 2 Preferred and elected those two individuals to the Registrant’s board of directors to represent the holders of the Series 2 Preferred and, as the holder of the majority of the outstanding Series 2 Preferred, Jayhawk possesses the power to remove and replace those two directors; (c) Jayhawk has disclosed in it’s Schedule 13D filings that it “hopes to work with the Issuer’s management and board of directors to identify and pursue opportunities to increase the value of the [Registrant’s securities],” and Jayhawk has done so. Such determination should not be deemed an admission that such officers, directors and such other beneficial owners of our common stock are, in fact, affiliates of the Registrant. In addition, this computation does not include the 719 shares of voting Convertible Non-Cumulative Preferred Stock (the “Non-Cumulative Preferred Stock”) held by non-affiliates of the Company. An active trading market does not exist for the shares of Non-Cumulative Preferred Stock.

The number of shares outstanding of the Registrant’s voting common stock, as of July 31, 2006 was 13,793,094 shares, excluding 3,333,811 shares held as treasury stock.

FORM 10-Q OF LSB INDUSTRIES, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Information at June 30, 2006 is unaudited)

	June 30, 2006	December 31, 2005
	(In Thousands)
ASSETS

Current assets:

Cash and cash equivalents	$4,772	$4,653

Restricted cash	734	177

Accounts receivable, net	65,695	49,437

Inventories:
Finished goods	19,634	23,342
Work in process	2,825	2,601
Raw materials	14,684	11,328

Total inventories	37,143	37,271

Supplies, prepaid items and other:
Prepaid insurance	1,459	3,453
Precious metals	5,428	4,987
Other	4,369	4,432

Total supplies, prepaid items and other	11,256	12,872

Total current assets	119,600	104,410

Property, plant and equipment, net	73,665	74,082

Other assets:
Debt issuance and other debt-related costs, net	3,978	2,573
Investment in affiliate	3,273	3,368
Goodwill	1,724	1,724
Other, net	2,587	2,806

Total other assets	11,562	10,471

	$204,827	$188,963

(Continued on following page)

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(Information at June 30, 2006 is unaudited)

	June 30, 2006	December 31, 2005
	(In Thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$36,439	$31,687
Short-term financing and drafts payable	789	2,790
Accrued liabilities	26,342	23,219
Current portion of long-term debt	9,610	3,348

Total current liabilities	73,180	61,044

Long-term debt	103,081	108,776

Other noncurrent liabilities	5,823	5,687

Contingencies (Note 11)

Stockholders’ equity:
Series B 12% cumulative, convertible preferred stock, $100 par value; 20,000 shares issued and outstanding; aggregate liquidation preference of $3,545,200 ($3,440,000 in 2005)	2,000	2,000
Series 2 $3.25 convertible, exchangeable Class C preferred stock, $50 stated value; 623,550 shares issued; aggregate liquidation preference of $44,825,888 ($43,963,406 in 2005)	31,177	31,177
Series D 6% cumulative, convertible Class C preferred stock, no par value; 1,000,000 shares issued; aggregate liquidation preference of $1,240,000	1,000	1,000
Common stock, $.10 par value; 75,000,000 shares authorized; 17,126,345 shares issued (17,082,265 in 2005)	1,713	1,708
Capital in excess of par value	57,720	57,547
Accumulated other comprehensive loss	(845)	(990)
Accumulated deficit	(52,672)	(61,738)

	40,093	30,704
Less treasury stock at cost:
Series 2 Preferred; 18,300 shares	797	797
Common stock; 3,333,811 shares (3,321,607 in 2005)	16,553	16,451

Total stockholders’ equity	22,743	13,456

	$204,827	$188,963

(See accompanying notes)

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

Six and Three Months Ended June 30, 2006 and 2005

	Six Months		Three Months
	2006	2005	2006	2005
	(In Thousands, Except Per Share Amounts)
Net sales	$244,017	$196,189	$132,273	$109,508
Cost of sales	199,507	163,920	107,310	91,788

Gross profit	44,510	32,269	24,963	17,720

Selling, general and administrative expense	29,575	26,153	15,433	13,887
Other expense	691	177	585	(39)
Other income	(148)	(1,555)	(101)	(1,051)

Operating income	14,392	7,494	9,046	4,923

Interest expense	5,761	5,828	2,886	3,091
Non-operating other income, net	(497)	(1,458)	(467)	(60)

Income from continuing operations before provision for income taxes and equity in earnings of affiliate	9,128	3,124	6,627	1,892
Provision for income taxes	200	—	150	—
Equity in earnings of affiliate	(405)	(367)	(200)	(185)

Income from continuing operations	9,333	3,491	6,677	2,077

Net loss from discontinued operations (Note 11)	131	—	31	—

Net income	9,202	3,491	6,646	2,077

Preferred stock dividend requirements	(1,104)	(1,117)	(552)	(555)

Net income applicable to common stock	$8,098	$2,374	$6,094	$1,522

Weighted average common shares:
Basic	13,769	13,481	13,776	13,727

Diluted	20,914	15,061	20,988	15,289

Income per common share:
Basic:
Income from continuing operations	$.60	$.18	$.44	$.11
Net loss from discontinued operations	(.01)	—	—	—

Net income	$.59	$.18	$.44	$.11

Diluted:
Income from continuing operations	$.47	$.16	$.34	$.10
Net loss from discontinued operations	(.01)	—	—	—

Net income	$.46	$.16	$.34	$.10

(See accompanying notes)

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six Months Ended June 30, 2006 and 2005

	2006	2005
	(In Thousands)
Cash flows from continuing operating activities:
Net income	$9,202	$3,491
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Net loss from discontinued operations	131	—
Gains on property insurance recoveries	—	(523)
Gains on sales of property and equipment	(7)	(744)
Depreciation of property, plant and equipment	5,420	5,293
Amortization	587	682
Provisions for losses on accounts receivables	282	256
Realization and reversal of losses on inventory	(539)	(916)
Provisions for impairment on long-lived assets	286	75
Provision for losses on firm sales commitments	296	—
Equity in earnings of affiliate	(405)	(367)
Distributions received from affiliate	500	175
Change in fair value of interest rate caps	(337)	279
Cash provided (used) by changes in assets and liabilities:
Accounts receivable	(16,478)	(8,465)
Inventories	846	1,604
Other supplies and prepaid items	1,615	2,180
Accounts payable	4,752	(687)
Customer deposits	3,027	(3,148)
Deferred rent expense	(2,291)	2,878
Other accrued and noncurrent liabilities	2,243	4,239

Net cash provided by continuing operating activities	9,130	6,302

Cash flows from continuing investing activities:
Capital expenditures	(5,567)	(6,797)
Proceeds from property insurance recoveries	—	1,255
Proceeds from sales of property and equipment	117	1,076
Proceeds from (deposits of) restricted cash	(557)	158
Other assets	(122)	(651)

Net cash used by continuing investing activities	(6,129)	(4,959)

(Continued on following page)

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

Six Months Ended June 30, 2006 and 2005

	2006	2005
	(In Thousands)
Cash flows from continuing financing activities:
Proceeds from revolving debt facilities	$226,139	$173,699
Payments on revolving debt facilities	(234,905)	(171,259)
Proceeds from 7% convertible debentures, net of fees	16,509	—
Acquisition of 10 3/4 % Senior Unsecured Notes	(6,950)	—
Proceeds from other long-term debt	—	1,764
Payments on other long-term debt	(1,494)	(1,507)
Proceeds from short-term financing and drafts payable	123	843
Payments on short-term financing and drafts payable	(2,124)	(2,806)
Purchases of preferred stock	—	(451)
Dividends paid on preferred stock	(136)	—
Net proceeds from issuance of common stock	61	223

Net cash provided (used) by continuing financing activities	(2,777)	506

Cash flows of discontinued operations:
Operating cash flows	(105)	—

Net increase in cash	119	1,849

Cash and cash equivalents at beginning of period	4,653	1,020

Cash and cash equivalents at end of period	$4,772	$2,869

Supplemental cash flow information:

Noncash investing and financing activities:
Debt issuance costs	$1,491	$—
Long-term and other debt issued for property, plant and equipment	$19	$110

(See accompanying notes)

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Basis of Presentation The accompanying condensed consolidated financial statements include the accounts of LSB Industries, Inc. (the “Company”, “We”, “Us” or “Our”) and its subsidiaries. We are a diversified holding company which is primarily engaged, through our wholly-owned subsidiary ThermaClime, Inc. (“ThermaClime”) and its subsidiaries, in the manufacture and sale of a broad range of air handling and heat pump products (the “Climate Control Business”) and the manufacture and sale of chemical products (the “Chemical Business”). See Note 19-Segment Information. The Company and ThermaClime are holding companies with no significant assets or operations other than our investments in our subsidiaries. Entities that are 20% to 50% owned and for which we have significant influence are accounted for on the equity method. See Note 7-Investment in Affiliate. All material intercompany accounts and transactions have been eliminated.

In the opinion of management, the unaudited condensed consolidated financial statements of the Company as of June 30, 2006 and for the six and three month periods ended June 30, 2006 and 2005 include all adjustments and accruals, consisting only of normal, recurring accrual adjustments which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.

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

Note 2: Changes in Accounting Estimates During the second quarter of 2006, we had the following change in accounting estimates:

•	the recognition of $300,000 relating to a litigation settlement classified as other expense as discussed in Note 11 and

•	the recognition of $286,000 of impairments on long-lived assets classified as other expense as discussed in Note 18.

The effect of these changes in accounting estimates decreased income from continuing operations and net income by $586,000 and basic and diluted net income per share by $.04 for the six and three months ended June 30, 2006.

Note 3: Accounts Receivable

	June 30, 2006	December 31, 2005
	(In Thousands)
Trade receivables	$66,846	$51,096
Other	1,232	1,021

	68,078	52,117
Allowance for doubtful accounts	(2,383)	(2,680)

	$65,695	$49,437

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4: Inventories Inventories are priced at the lower of cost or market, with cost being determined using the first-in, first-out basis. Finished goods and work-in-process inventories include material, labor, and manufacturing overhead costs. At June 30, 2006 and December 31, 2005, the carrying value of certain slow-moving inventory items (primarily Climate Control products) was reduced to market because cost exceeded the net realizable value by $943,000 and $1,028,000, respectively. In addition, the carrying value of certain nitrogen-based inventories produced by our Chemical Business was reduced to market because cost exceeded the net realizable value by $613,000 and $1,395,000, at June 30, 2006 and December 31, 2005, respectively.

Changes in our inventory reserves are as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005
	(In Thousands)
Balance at beginning of period	$2,423	$2,185	$1,263	$1,943
Add: Provision for (realization and reversal of) losses	(539)	(916)	297	(674)
Deduct: Write-offs/disposals	(328)	—	(4)	—

Balance at end of period	$1,556	$1,269	$1,556	$1,269

The provision for losses and realization and reversal of losses are included in cost of sales in the accompanying condensed consolidated statements of income (realization and reversal of losses are reductions to cost of sales).

Note 5: Precious Metals Precious metals are used as a catalyst in the Chemical Business manufacturing process. Precious metals are carried at cost, with cost being determined using the first-in, first-out (“FIFO”) basis. As of June 30, 2006 and December 31, 2005, precious metals were $5,428,000 and $4,987,000, respectively, and are included in supplies, prepaid items and other in the accompanying condensed consolidated balance sheets. Because some of the catalyst consumed in the production process cannot be readily recovered and the amount and timing of recoveries are not predictable, we follow the practice of expensing precious metals as they are consumed. For the six months ended June 30, 2006 and 2005, the amounts expensed for precious metals were approximately $2,669,000 and $1,712,000, respectively. For the three months ended June 30, 2006 and 2005, the amounts expensed were approximately $1,300,000 and $694,000, respectively. These precious metals expenses are included in cost of sales in the accompanying condensed consolidated statements of income. Occasionally, during major maintenance or capital projects, we may be able to perform procedures to recover precious metals (previously expensed) which have accumulated over time within the manufacturing equipment. For the six months ended June 30, 2006 and 2005, we recognized recoveries of precious metals at historical FIFO costs of approximately $1,125,000 and $1,178,000, respectively. For the three months ended June 30, 2006 and 2005, we recognized recoveries of precious metals at historical FIFO costs of approximately $186,000 and $125,000, respectively. These recoveries are reductions to cost of sales.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6: Debt Issuance and Other Debt-Related Costs, net Debt issuance and other debt-related costs are amortized over the term of the associated debt instrument except for the cost of interest rate caps (discussed below). Such costs, which are included in supplies, prepaid items and other and other assets in the accompanying condensed consolidated balance sheets, were $3,978,000 and $2,583,000, net of accumulated amortization, as of June 30, 2006 and December 31, 2005, respectively.

As discussed in Note 10(C), during the six months ended June 30, 2006, we incurred debt issuance costs of $1,491,000 relating to our 7% Convertible Senior Subordinated Debentures due 2011.

In 2005, we purchased two interest rate cap contracts for a cost of $590,000. These contracts are free-standing derivatives and are accounted for on a mark-to-market basis in accordance with Statement of Financial Accounting Standards (“SFAS”) No.133. See discussion in Note 14-Derivatives, Hedges and Financial Instruments.

Note 7: Investment in Affiliate One of our subsidiaries has a 50% equity interest in Cepolk Limited Partnership, an energy conservation joint venture, which is accounted for on the equity method. At June 30, 2006 and December 31, 2005, our investment was $3,273,000 and $3,368,000, respectively. For the six months ended June 30, 2006 and 2005, distributions received from this affiliate were $500,000 and $175,000, respectively.

Summarized financial information of the joint venture is as follows (in thousands):

	June 30, 2006	December 31, 2005
Current assets	$2,362	$2,610

Noncurrent assets	$7,824	$8,327

Current liabilities	$1,760	$1,699

Noncurrent liabilities	$5,253	$5,872

Partners’ capital	$3,173	$3,366

	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005
Total revenues	$2,216	$2,180	$1,108	$1,090

Operating income	$1,101	$1,096	$552	$548

Net income	$807	$733	$397	$369

Note 8: Product Warranty Our Climate Control Business sells equipment that has an expected life, under normal circumstances and use that extends over several years. As such, we provide warranties after equipment shipment/start-up covering defects in materials and workmanship.

Generally, the warranty coverage for the manufactured equipment in the Climate Control

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Changes in our product warranty obligation are as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005
	(In Thousands)
Balance at beginning of period	$2,302	$1,999	$2,621	$2,110
Add: Charged to costs and expenses	1,216	991	572	580
Deduct: Costs incurred	(587)	(743)	(262)	(443)

Balance at end of period	$2,931	$2,247	$2,931	$2,247

Note 9: Accrued Liabilities

	June 30, 2006	December 31, 2005
	(In Thousands)
Customer deposits	$4,954	$1,927
Accrued payroll and benefits	3,950	3,519
Deferred rent expense	2,818	5,109
Accrued commissions	2,027	1,406
Accrued contractual commitment	1,571	497
Accrued property taxes	1,547	1,902
Current portion of accrued warranty	1,507	1,282
Current portion of plant turnaround costs	1,474	1,249
Accrued insurance	1,203	1,426
Other	5,291	4,902

	$26,342	$23,219

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10: Long-Term Debt

	June 30, 2006	December 31, 2005
	(In Thousands)
Senior Secured Loan due 2009 (A)	$50,000	$50,000
Working Capital Revolver Loan due 2009 - ThermaClime (B)	23,672	31,975
7% Convertible Senior Subordinated Notes due 2011 (C)	18,000	—
10 3/4% Senior Unsecured Notes due 2007 (C)	6,350	13,300
Other, with interest at rates of 2% to 14.13%, most of which is secured by machinery, equipment and real estate	14,669	16,849

	112,691	112,124
Less current portion of long-term debt	9,610	3,348

Long-term debt due after one year	$103,081	$108,776

(A)	In September 2004, ThermaClime and certain of its subsidiaries (the “Borrowers”) completed a $50 million term loan (“Senior Secured Loan”) with a certain lender (the “Lender”). The Senior Secured Loan is to be repaid as follows:

•	quarterly interest payments which began September 30, 2004;

•	quarterly principal payments of $312,500 beginning September 30, 2007;

•	a final payment of the remaining outstanding principal of $47.5 million and accrued interest on September 16, 2009.

The Senior Secured Loan accrues interest at the applicable LIBOR rate, as defined, plus an applicable LIBOR margin, as defined or, at the election of the Borrowers, the alternative base rate, as defined, plus an applicable base rate margin, as defined, with the annual interest rate not to exceed 11% or 11.5% depending on the leverage ratio. At June 30, 2006 the effective interest rate was 11%.

The Borrowers are subject to numerous covenants under the Senior Secured Loan agreement including, but not limited to, limitation on the incurrence of certain additional indebtedness and liens, limitations on mergers, acquisitions, dissolution and sale of assets, and limitations on declaration of dividends and distributions to us, all with certain exceptions. The Borrowers are also subject to a minimum fixed charge coverage ratio, measured quarterly on a trailing twelve-month basis. The Borrowers’ fixed charge coverage ratio exceeded the required ratio for the twelve-month period ended June 30, 2006. The maturity date of the Senior Secured Loan can be accelerated by the Lender upon the occurrence of a continuing event of default, as defined.

The Senior Secured Loan agreement includes a prepayment fee equal to 2% of the principal amount should the Borrowers elect to prepay any principal amount prior to September 15, 2006. This fee is reduced to 1% during the subsequent twelve-month period and 0% thereafter.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Senior Secured Loan is secured by (a) a first lien on (i) certain real property and equipment located at the El Dorado, Arkansas plant (“El Dorado Facility”), (ii) certain real property and equipment located at the Cherokee, Alabama plant (“Cherokee Facility”), (iii) certain equipment of the Climate Control Business, and (iv) the equity stock of certain of ThermaClime’s subsidiaries, and (b) a second lien on the assets upon which ThermaClime’s Working Capital Revolver lender has a first lien. The carrying value of the pledged assets is approximately $177 million at June 30, 2006. The Senior Secured Loan is guaranteed by the Company and is also secured with the stock of ThermaClime.

(B)	In April 2001, ThermaClime and its subsidiaries (“the Borrowers”) entered into a $50 million revolving credit facility (the “Working Capital Revolver Loan”) that provides for advances based on specified percentages of eligible accounts receivable and inventories for ThermaClime, and its subsidiaries. Effective February 28, 2005, the Working Capital Revolver Loan was amended which, among other things, extended the maturity date to April 2009 and removed a subjective acceleration clause. The Working Capital Revolver Loan, as amended, accrues interest at a base rate (generally equivalent to the prime rate) plus .75% or LIBOR plus 2%. The interest rate at June 30, 2006 was 6.59% considering the impact of the interest rate cap contracts discussed below. Interest is paid monthly. The facility provides for up to $8.5 million of letters of credit. All letters of credit outstanding reduce availability under the facility. Amounts available for additional borrowing under the Working Capital Revolver Loan at June 30, 2006 were $22 million. Under the Working Capital Revolver Loan, as amended, the lender also requires the borrowers to pay a letter of credit fee equal to 1% per annum of the undrawn amount of all outstanding letters of credit, an unused line fee equal to .5% per annum for the excess amount available under the facility not drawn and various other audit, appraisal and valuation charges.

In March 2005, we purchased two interest rate cap contracts which set a maximum three-month LIBOR base rate of 4.59% on $30 million and mature on March 29, 2009. See Note 14 - Derivatives, Hedges and Financial Instruments.

The lender may, upon an event of default, as defined, terminate the Working Capital Revolver Loan and make the balance outstanding due and payable in full. The Working Capital Revolver Loan is secured by receivables, inventories and intangibles of all the ThermaClime entities other than DSN Corporation and El Dorado Nitric Company and its subsidiaries (“EDNC”) and a second lien on certain real property and equipment. EDNC is neither a borrower nor guarantor of the Working Capital Revolver Loan. The carrying value of the pledged assets is approximately $161 million at June 30, 2006.

A prepayment premium equal to 2% of the facility is due to the lender should the borrowers elect to prepay the facility prior to April 13, 2007. This premium is reduced to 1% during the following twelve-month period and 0% thereafter.

The Working Capital Revolver Loan, as amended, requires ThermaClime and its Climate Control Business to maintain quarterly earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined, on a trailing twelve-month basis. ThermaClime and its Climate Control Business’s EBITDA for the twelve-month period ended June 30, 2006 were in excess of the required amounts. The trailing twelve-month EBITDA requirements

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

for the remainder of 2006 range from $16.4 million to $17.3 million for ThermaClime and is fixed at $10 million for the Climate Control Business. The Working Capital Revolver Loan also requires ThermaClime to achieve an annual fixed charge coverage ratio and limits capital expenditures, as defined, measured quarterly on a trailing twelve-month basis. The Working Capital Revolver Loan also contains covenants that, among other things, limit the Borrowers’ (which does not include the Company) ability to: (a) incur additional indebtedness, (b) incur liens, (c) make restricted payments or loans to affiliates who are not Borrowers, (d) engage in mergers, consolidations or other forms of recapitalization, (e) dispose of assets, or (f) repurchase ThermaClime’s 10 3/4% Senior Unsecured Notes (the “Notes”). The Working Capital Revolver Loan also requires all collections on accounts receivable be made through a bank account in the name of the lender or their agent.

In connection with the redemption of the Notes in July 2006, the lenders of the Working Capital Revolver Loan and the Senior Secured Loan provided consents to permit ThermaClime to borrow $6.4 million from LSB for the purpose of redeeming the Notes as discussed in (C) below and Note 22.

(C)	On March 14, 2006, we completed a private placement to six qualified institutional buyers (“QIBs”), pursuant to which we sold $18 million aggregate principal amount of our 7% Convertible Senior Subordinated Debentures due 2011 (the “Debentures”). We used a placement agent for this transaction which we paid a fee of 6% of the aggregate gross proceeds received in the financing. Other offering expenses in connection with the transaction were $.4 million. As a result, the total debt issuance costs related to this transaction were $1.5 million. Interest on the Debentures is payable semi-annually in arrears on March 1 and September 1 of each year beginning September 1, 2006.

Jayhawk owned beneficially approximately 17.4% of our common stock (of which 10% relates to shares issuable upon conversion of our preferred stock at a conversion price of $11.55 per share and exercise of an outstanding warrant for up to 112,500 shares at an exercise price of $3.49 per share) prior to the closing of the private placement, purchased $1 million principal amount of the Debentures.

The Debentures are convertible by holders, in whole or in part, into shares of the Company’s common stock prior to their maturity on March 1, 2011. Holders of debentures electing to convert all or any portion of a debenture will obtain the following conversion rate per $1,000 principal amount of debentures during the dates indicated:

	Shares Per $1,000 Principal Amount	Conversion Price Per Share
Prior September 1, 2006	125.00	$8.00
September 1, 2006 – February 28, 2007	141.25	$7.08
March 1, 2007 – August 31, 2007	141.04	$7.09
September 1, 2007 – February 29, 2008	137.27	$7.28
March 1, 2008 – August 31, 2008	133.32	$7.50
September 1, 2008 – February 28, 2009	129.23	$7.74
March 1, 2009 – March 1, 2011	125.00	$8.00

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

As of July 31, 2006, we have used substantially all of the net proceeds from the sale of the Debentures for the redemption or purchase of our higher interest rate debt or debt of our subsidiaries, including ThermaClime’s Notes (See Note 22 – Subsequent Event). The remaining balance is being used for general corporate purposes. As of July 31, 2006, $13.6 million of the net proceeds have been used to purchase or redeem all of the outstanding Notes held by unrelated third parties and Jayhawk at ThermaClime’s carrying value (which includes $1 million that was held by Jayhawk) including accrued interest of $.3 million. Approximately $6.95 million of the Notes held by LSB remain outstanding for ThermaClime. Although the Notes mature in November 2007, the outstanding balance of $6.35 million is included in current portion of long-term debt as the result of our redemption in July 2006.

During the three months ended June 30, 2006, we completed the registration of the Debentures and the common stock issuable upon conversion of the Debentures pursuant to the terms and conditions of a Registration Rights Agreement entered into between us and each of the QIBs.

Note 11: Contingencies We accrue for contingent losses when such losses are probable and reasonably estimable. In addition, we recognize contingent gains when such gains are realizable.

Following is a summary of certain legal matters and other contingencies involving the Company:

A. Environmental Matters

Our operations are subject to numerous environmental laws (“Environmental Laws”) and to other federal, state and local laws regarding health and safety matters (“Health Laws”). In

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” requires recognition of a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Our Chemical Business will in the future be required to make significant additional site or operational modifications involving substantial expenditures. We have a legal obligation to monitor certain discharge water outlets at our Chemical Business facilities should we discontinue the operations of a facility. We do not believe that the annual costs of the required monitoring activities would be significant and as we currently have no plans to discontinue the use of the facilities and the remaining life of the facilities is indeterminable, an asset retirement liability has not been recognized. Currently, there is insufficient information to estimate the fair value of the asset retirement obligations. However, we will continue to review these obligations and record a liability when a reasonable estimate of the fair value can be made.

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

1. Discharge Water Matters

The El Dorado, Arkansas facility (the “El Dorado Facility”) within our Chemical Business generates process wastewater. The process water discharge and storm-water run off are governed by a state National Pollutant Discharge Elimination System (“NPDES”) water discharge permit issued by the Arkansas Department of Environmental Quality (“ADEQ”), which permit is to be renewed every five years. The ADEQ issued to the El Dorado Facility a new revised NPDES water discharge permit in 2004, and the El Dorado Facility has until June 2007 to meet the compliance deadline for the more restrictive limits under the 2004 NPDES permit. In order to meet the El Dorado Facility’s June 2007 limits, the El Dorado Facility is considering three options to discharge its wastewater:

•	reducing its effluent levels in order to discharge its wastewater at the El Dorado Facility;

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

•	direct discharge into the sewer discharge system of the City of El Dorado, Arkansas (the “City”), subject to the El Dorado Facility obtaining a sewer discharge permit from the City; and/or

•	utilization of a joint pipeline to be built by the City.

The ADEQ has indicated that it believes that the El Dorado Facility can meet the requirements of the new permit with certain permit modifications. The ADEQ has advised the El Dorado Facility that it is inclined to work with the El Dorado Facility as to a permit modification which would allow the El Dorado Facility to discharge its wastewater because of the significant wastewater quality progress made at the plant under current plant management. Accordingly, discharge of wastewater directly from the El Dorado Facility appears at this time to be the most likely wastewater discharge option, although there is no assurance that this option will ultimately be made available to the El Dorado Facility.

For the past several years, the El Dorado Facility has planned to utilize a joint pipeline to be built by the City to discharge its wastewater. The City has approved the construction of a joint pipeline, but the City’s construction of the pipeline is subject to the City receiving a permit from the ADEQ. The ADEQ has not issued the necessary permit to discharge wastewater into the pipeline and, as a result, this has caused a delay of unknown duration in construction of the pipeline. During March 2006, the ADEQ issued a draft permit to the City for the joint pipeline, and a public hearing occurred in May 2006 to receive public comments. The pipeline will not be available by the June 1, 2007 deadline. The ADEQ has stated to the El Dorado Facility that since the direct discharge of wastewater appears promising, the ADEQ has declined to allow an extension of compliance deadlines that would coincide with a delayed construction schedule for the City’s planned joint wastewater pipeline.

The estimated remaining capital expenditures to meet the requirements of the NPDES permit ranges from $.8 million to $3.3 million, depending on which option that the El Dorado Facility must utilize. If the El Dorado Facility participates in the City’s joint pipeline, the El Dorado Facility will be obligated to pay an additional $2 million for its pro-rata portion of the City’s pipeline engineering and construction costs. If the El Dorado Facility receives a permit modification from the ADEQ and is able to discharge its wastewater directly, then we estimate the remaining capital expenditures to meet the requirements of the NPDES permit to be minimal.

In addition, the El Dorado Facility has entered into a consent administrative order (“CAO”) that recognizes the presence of nitrate contamination in the shallow groundwater at the El Dorado Facility. A new CAO is being completed to address the shallow groundwater contamination, which will include an evaluation of the current conditions and remediation based upon a risk assessment. The final remedy for shallow groundwater contamination, should any remediation be required, will be selected pursuant to the new CAO and based upon the risk assessment. There are no known users of this shallow groundwater in the area, and preliminary risk assessments have not identified any public health risk that would require remediation. At June 30, 2006, the estimated cost to complete the requested investigation and risk assessment is approximately $33,000 which liability has been recorded. This amount is not discounted to its present value.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The cost of any additional remediation that may be required will be determined based on the results of the investigation and risk assessment and cannot currently be reasonably estimated. Therefore, it is reasonably possible that a change in estimate will occur in the near term.

2. Air Matters

Under the terms of a consent administrative order relating to air matters (“AirCAO”), which became effective in February 2004, resolving certain air regulatory alleged violations associated with the El Dorado Facility’s sulfuric acid plant and certain other alleged air emission violations, the El Dorado Facility is required to implement additional air emission controls at the El Dorado Facility no later than six years from the effective date of the AirCAO. The ultimate cost of any technology changes required cannot presently be determined but is believed to cost between $1.5 million to $3 million of capital expenditures, depending on the technology changes as may be required.

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

In connection with the sale of substantially all of the operating assets of Slurry and Universal Tech Corporation (“UTeC”) in December 2002, which was accounted for as discontinued operations, both subsidiaries within our Chemical Business, UTeC leased the Hallowell Facility to the buyer under a triple net long-term lease agreement. However, Slurry retained the obligation to be responsible for, and perform the activities under, the Slurry Consent Order. In addition, certain of our subsidiaries agreed to indemnify the buyer of such assets for these environmental matters. Slurry placed prior owner (“Chevron”) of the Hallowell Facility on notice of their responsibility for contribution towards the costs to investigate and remediate this site. Chevron has agreed, within certain limitations, to pay one-half of the costs of certain interim remediation measures at the site approved by the KDHE, subject to reallocation.

During the fourth quarter of 2005, representatives of Slurry and Chevron met with the KDHE and proposed to remove the bulk of contaminated soil at the Hallowell site, which was orally agreed to by the KDHE subject to approval of a written work plan submitted to the KDHE. As a result of these meetings, we recorded provisions for our share of these estimated costs. In addition, during the second quarter of 2006, additional costs were estimated due to requirements by the KDHE to further investigate and delineate the site. As a result, we recorded provisions of $81,000 for our share of these estimated costs which are classified as discontinued operations (in accordance with SFAS 144) in the accompanying condensed consolidated statement of income

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(there are no income tax benefits related to this expense). At June 30, 2006, our liability (which is included in other current and noncurrent accrued liabilities) in connection with this remediation matter is $1,408,000 and our receivable (which is included in accounts receivable and other assets) from Chevron for one-half of these costs is $704,000. These amounts are not discounted to their present value. It is reasonably possible that a change in estimate of our liability and receivable will occur in the near term. It is expected that the soil remediation will be completed during the second half of 2006 followed by up to five years of ground water monitoring.

B. Other Pending, Threatened or Settled Litigation

1. Climate Control Business

Trison Construction, Inc. (“Trison”), a subsidiary within our Climate Control Business, entered into a contract with Johnson Controls, Inc. (“JCI”) to design, remove and install selected components on existing air conditioning systems at a project in Oklahoma (“Project”). JCI alleged that Trison’s work on the Project contained certain defects and purported inadequacies and claimed that Trison defaulted on its contract with JCI. JCI made demand under Trison’s performance bond seeking recovery of costs alleged to have been required to correct and complete Trison’s work under its contract with JCI. In June 2004, JCI filed for arbitration with the American Arbitration Association claiming damages in the amount of approximately $1.7 million. On January 16, 2006, the arbitrator issued an interim award in Trison’s favor including that Trison and its bonding company are entitled to recover from JCI all reasonable costs and expenses including attorney fees incurred in this proceeding, the amount of which is to be determined at hearings scheduled in September 2006.

JCI reasserted a motion to disqualify the arbitrator based on alleged bias in the arbitration proceedings and to set aside the interim award. This reasserted motion was denied by the American Arbitration Association.

We have spent approximately $1.4 million in defense costs in connection with this arbitration, as of June 30, 2006. There are no assurances that we will recover the total amount of fees and expenses that we have incurred in connection with this matter.

As of June 30, 2006, there was no accounting recognition for the recovery of defense costs under the interim award issued on January 16, 2006. When the recovery is realized, it will be recorded in our financial statements at that time.

2. Chemical Business

The U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives (“ATF”) previously conducted an investigation at Chemex I Corp., formerly known as Slurry Explosive Corporation (“Chemex I”), a subsidiary of LSB Industries, Inc. (the “Company”). In August 2003, the Company learned that a federal grand jury for the District of Kansas was investigating Chemex I and certain of its former employees relating to the alleged violations of explosive storage and related regulations at its Hallowell, Kansas Facility.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On July 7, 2006, Chemex I entered into a Plea Agreement with the U. S. Government. Under the terms of the Plea Agreement, Chemex I pled guilty to one misdemeanor count of violating storage regulations and agreed to pay a fine of $50,000 to the U.S. Government. The U.S. District Court approved the Plea Agreement on July 7, 2006. The amount for this fine is included in accrued liabilities at June 30, 2006 and is classified as discontinued operations (in accordance with SFAS 144) in the accompanying condensed consolidated statement of income (there are no income tax benefits related to this expense) for the six months ended June 30, 2006.

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

3. Other

Zeller Pension Plan

In February 2000, the Company’s Board of Directors authorized management to proceed with the sale of the automotive products business, since the automotive products business was no longer a “core business” of the Company. In May 2000, the Company sold substantially all of its assets in its automotive products business. After the authorization by the board, but prior to the sale, the automotive products business purchased the assets and assumed certain liabilities of Zeller Corporation (“Zeller”). The liabilities of Zeller assumed by the automotive products business included Zeller’s pension plan, which is not a multi-employer pension plan. The Company has been contacted by the Pension Benefit Guaranty Corporation (“PBGC”) and has been advised that the PBGC considers the Company to be potentially liable for the under-funding of the Zeller Plan in the event that the plan is taken over by the PBGC and has alleged that the under-funding is approximately $600,000. The Company has been advised by ERISA counsel that, based upon numerous representations made by the Company and the assumption that the

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

trier of fact determining the Company’s obligations with respect to the plan would find that: we disposed, in May 4, 2000 of interest in the automotive products business including the Zeller assets and business pursuant to a bona fide purchase agreement under the terms of which the purchaser assumed all obligations with respect to the operation, including funding of the Zeller plan, the purpose of the sale of the automotive products business did not include an attempt to evade liability for funding the Zeller plan, at the time we disposed of our interest in the automotive products business, the Zeller plan was adequately funded, on an ongoing basis and all required contributions had been made, and the Zeller plan did not terminate at anytime that any member of the Company’s controlled group of entities was a contribution sponsor to the Zeller plan, that the possibility of an unfavorable outcome to us in a lawsuit if the PBGC attempts to hold us liable for the under-funding of the Zeller plan is remote.

Settlement – Asserted Financing Fee

On December 4, 2003, the Company and Southwest Securities, Inc. (“Southwest”) entered into a letter agreement whereby the Company agreed to retain Southwest to assist the Company in obtaining financing for the Company. Southwest’s right to a fee under the Agreement was limited to a refinancing occurring during “a period of sixty days, to be extended if a transaction is ongoing.” A financing did not occur within sixty days of the date of the Agreement, nor was a funding transaction “ongoing” at the end of that period. In September 2004, more than ten months after the date of the Agreement between the Company and Southwest, ThermaClime borrowed $50 million from Orix Capital Markets, LLC (“Orix”). It was the Company’s position that the Orix financing transaction was not the result of any efforts by Southwest, nor was it the culmination of any negotiations or transaction commenced during the sixty-day term of the Agreement. Nonetheless, Southwest asserted that it was entitled to a fee of $1.7 million pursuant to the Agreement. The matter was settled on June 9, 2006 with the Company agreeing to pay $300,000 which is included in accrued liabilities at June 30, 2006.

MEI Drafts

On July 18, 2006, Masinexportimport Foreign Trade Company (“MEI”) gave notice to the Company and a subsidiary of the Company alleging that it was owed $1,533,000 in connection with MEI’s attempted collection of 10 non-negotiable drafts payable to the order of MEI. The drafts are payable by Aerobit Ltd. (“Aerobit”), a non-U.S. company and at the time of issuance of the drafts was a subsidiary of the Company. Each of the drafts has a face value of $153,300, for an aggregate principal face value of $1,533,000. The drafts were issued in September 1992, and had a maturity date of December 31, 2001. Each draft was endorsed by LSB Corp., which, at the time of endorsement, was a subsidiary of the Company.

On October 22, 1990, a settlement agreement between the Company, its subsidiary Summit Machine Tool Manufacturing Corp. (“Summit”), and MEI (the “Settlement Agreement”), was entered into, and in connection with the Settlement Agreement, Summit issued to MEI obligations totaling $1,533,000. On May 16, 1992, the Settlement Agreement was rescinded by the Company, Summit, and MEI at the request of MEI, and replaced with an agreement purportedly substantially similar to the Settlement Agreement between MEI and Aerobit, pursuant to which MEI agreed to replace the original $1,533,000 of Summit’s obligations with Aerobit drafts totaling $1,533,000, endorsed by LSB Corp. Aerobit previously advised us that MEI has not fulfilled the requirements under the drafts for payment thereof.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

All of the Company’s ownership interest in LSB Corp. was sold to an unrelated third party in September 2002. Further, all of the Company’s interest in Aerobit was sold to a separate unrelated third party, in a transaction completed on or before November 2002. Accordingly, neither Aerobit, which was the issuer of the drafts, nor LSB Corp., which was the endorser of the drafts, are currently subsidiaries of the Company.

Neither the Company nor any of its currently owned subsidiaries are makers or endorsers of the drafts in question. The Company is currently reviewing the facts relating to MEI’s alleged claim. The Company intends to vigorously defend itself in connection with this matter. No liability has been established relating to these drafts as of June 30, 2006.

Business Interruption and Property Insurance Claims

Beginning in October 2004 and continuing into June 2005, the Chemical Business’ results were adversely affected as a result of the loss of production due to a mechanical failure of one of the four nitric acid plants at the El Dorado, Arkansas plant. The plant was restored to normal production in June 2005. We filed a property damage insurance claim for $3.8 million, net of a $1 million deductible. We also filed a business interruption claim for $5 million, net of the forty-five day waiting period. As of June 30, 2006, the insurers have paid claims totaling $5.2 million. The insurers are contesting our remaining claims.

On March 23, 2006, we filed a lawsuit in Federal Court in the Western District of Arkansas, El Dorado Division, to collect amounts from our insurers to which we believe we are owed under the policy. The total amount claimed under the lawsuit which includes business interruption and property claims, is approximately $2.8 million, plus attorney fees. Additional recoveries, if any, will be recognized when realized.

We are also involved in various other claims and legal actions which in the opinion of management, after consultation with legal counsel, if determined adversely to us, would not have a material effect on our business, financial condition or results of operations.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 12: Stockholders’ Equity The table below provides detail (in thousands) of activity in the stockholders’ equity accounts for the six months ended June 30, 2006:

	Common Stock Shares	Non- Redeemable Preferred Stock	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock- Preferred	Treasury Stock- Common	Total
Balance at December 31, 2005	17,082	$34,177	$1,708	$57,547	$(990)	$(61,738)	$(797)	$(16,451)	$13,456

Net income						9,202			9,202
Amortization of cash flow hedge (Note 14)					145				145

Total comprehensive income									9,347
Dividends paid on preferred stock (Note 15)						(136)			(136)
Exercise of stock options	38		4	159				(102)	61
Conversion of 152 shares of redeemable preferred stock to common stock	6		1	14					15

Balance at June 30, 2006	(1)17,126	$34,177	$1,713	$57,720	$(845)	$(52,672)	$(797)	$(16,553)	$22,743

(1)	Includes 3,333,811 shares of the Company’s common stock held in treasury. The outstanding shares of the Company’s common stock at June 30, 2006 not held in treasury were 13,792,534.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13: Stock Options As of June 30, 2006, we have several Qualified and Non-Qualified Stock Option Plans. Effective January 1, 2006, we account for those plans in accordance with SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). During 2005, we accounted for those plans under the recognition and measurement principles of APB Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related interpretations. Under APB 25, stock-based compensation cost was not usually reflected in our results of operations, as the majority of all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. No options were granted during the first six months of 2006 and 2005.

On June 19, 2006, the Executive Compensation and Option Committee of our Board of Directors authorized the Company to grant 450,000 shares of non-qualified stock options to certain employees which are subject to shareholders’ approval. Under SFAS 123(R), the grant date of these options will be the date we receive shareholders’ approval which is currently expected to be no later than our 2007 annual shareholders’ meeting. If approved, the option price of these options is $8.01 per share which is based on the market value of our common stock at the date of authorization. These options will vest over a ten-year period at a rate of 10% per year and expire on September 16, 2016 with certain restrictions. The fair value for these options will be estimated as of the date of grant using an option pricing model. The total estimated fair value relating to these options will be amortized to “selling, general, and administrative expense” over the options’ vesting period of ten years.

The following table illustrates the effect on net income applicable to common stock and net income per share if we had applied the fair value recognition provisions of SFAS 123(R) to stock-based compensation during 2005. The fair value for the underlying options was estimated at their respective date of grant using a Black-Scholes option pricing model.

For purposes of pro forma disclosures, the estimated fair value of the qualified and non-qualified stock options is amortized to expense over the options’ vesting period.

	Six Months Ended June 30, 2005	Three Months Ended June 30, 2005
	(In Thousands, Except Per Share Amounts)
Net income applicable to common stock, as reported	$2,374	$1,522
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(107)	(57)

Pro forma net income applicable to common stock	$2,267	$1,465

Net income per common share:
Basic - as reported	$.18	$.11

Basic - pro forma	$.17	$.11

Diluted - as reported	$.16	$.10

Diluted - pro forma	$.15	$.10

Note 14: Derivatives, Hedges and Financial Instruments We account for derivatives in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 requires the recognition of derivatives in the balance sheet and the measurement of these instruments at fair value. Changes in fair value of derivatives are recorded in results of operations unless the normal purchase or sale exceptions apply or hedge accounting is elected.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In 1997, we entered into an interest rate forward agreement to effectively fix the interest rate of a long-term lease commitment (not for trading purposes). In 1999, we executed a long-term lease agreement and terminated the forward agreement at a net cost of $2.8 million. We historically accounted for this cash flow hedge under the deferral method (as an adjustment of the initial term lease rentals). Upon adoption of SFAS No. 133 in 2001, the remaining deferred cost amount was reclassified from other assets to accumulated other comprehensive loss and is being amortized to operations over the term of the lease arrangement. At June 30, 2006 and December 31, 2005, accumulated other comprehensive loss consisted of the remaining deferred cost of $845,000 and $990,000, respectively. The amount amortized to operations was and $145,000 and $72,000 for each of the six and three-month periods ended June 30, 2006 and 2005, respectively. There were no income tax benefits related to these expenses.

In March 2005, we purchased two interest rate cap contracts for a cost of $590,000. These contracts are free-standing derivatives and are accounted for on a mark-to-market basis in accordance with SFAS No. 133. At June 30, 2006 and December 31, 2005, the market values of these contracts were $766,000 and $429,000, respectively, and are included in other assets in the accompanying condensed consolidated balance sheets. The changes in the value of these contracts are included in interest expense.

Raw materials for use in our manufacturing processes include copper used by our Climate Control Business and natural gas used by our Chemical Business. As part of our raw material price risk management, we periodically enter into exchange-traded futures contracts for these materials, which contracts are generally accounted for on a mark-to-market basis in accordance with SFAS No. 133. At June 30, 2006 the balance was $256,000 and is included in accrued liabilities and at December 31, 2005, the balance was $367,000 and is included in supplies, prepaid items and other in the accompanying condensed consolidated balance sheets, as the term of these contracts are for periods of twelve months or less. For the six and three months ended June 30, 2006, we incurred losses of $759,000 and $629,000, respectively, on such contracts. For the six and three months ended June 30, 2005, we recognized gains (losses) of $328,000 and $(94,000), respectively. These losses and gains are included in cost of sales.

Note 15: Net Income Per Share Net income applicable to common stock is computed by adjusting net income by the amount of preferred stock dividend requirements. Basic net income per common share is based upon net income applicable to common stock and the weighted average number of common shares outstanding during each period. Diluted income per share is based on net income applicable to common stock plus preferred stock dividend requirements on preferred stock assumed to be converted, if dilutive, and interest expense including amortization of debt issuance costs, net of income taxes, on convertible debt assumed to be converted and the weighted average number of common shares and dilutive common equivalent shares outstanding and the assumed conversion of dilutive convertible securities outstanding.

See Note 10 (C) concerning the sale of $18 million of convertible debt during March 2006.

During each of the three months ended March 31, 2006 and June 30, 2006, our Board of Directors declared and we paid nominal dividends on certain outstanding series of our preferred stock as follows: $.10 per share on our outstanding Series 2 $3.25 Convertible Exchangeable Class C preferred stock (“Series 2 Preferred”), $.37 per share on our outstanding Series B 12% Cumulative Convertible preferred stock (“Series B Preferred”), and $.31 per share on our outstanding Non-Cumulative Redeemable preferred stock. These dividends were not for the full

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

amount of the required quarterly dividends pursuant to the terms of all of our outstanding series of preferred stock. As of June 30, 2006, the aggregate amount of unpaid dividends in arrears on our Series 2 Preferred, Series B Preferred and Series D 6% Cumulative, Convertible Class C preferred stock (“Series D Preferred”) totaled approximately $13.6 million, $1.5 million and $.2 million, respectively.

The following table sets forth the computation of basic and diluted income per share:

(Dollars In Thousands, Except Per Share Amounts)

	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005
Numerator:
Net income	$9,202	$3,491	$6,646	$2,077
Preferred stock dividend requirements	(1,104)	(1,117)	(552)	(555)

Numerator for basic net income per share - net income applicable to common stock	8,098	2,374	6,094	1,522
Preferred stock dividend requirements on preferred stock assumed to be converted, if dilutive	1,104	—	552	—
Interest expense including amortization of debt issuance costs, net of income taxes, on convertible debt assumed to be converted	485	—	390	—

Numerator for diluted net income per share	$9,687	$2,374	$7,036	$1,522

Denominator:
Denominator for basic net income per share - weighted - average shares	13,768,813	13,480,781	13,775,988	13,727,053
Effect of dilutive securities:
Convertible preferred stock	3,569,133	290,560	3,567,613	290,380
Convertible notes payable	2,254,000	4,000	2,254,000	4,000
Stock options	1,263,521	1,231,586	1,326,346	1,213,812
Warrants	58,517	54,267	64,369	53,768

Dilutive potential common shares	7,145,171	1,580,413	7,212,328	1,561,960

Denominator for diluted net income per share - adjusted weighted - average shares and assumed conversions	20,913,984	15,061,194	20,988,316	15,289,013

Basic net income per share	$.59	$.18	$.44	$.11

Diluted net income per share	$.46	$.16	$.34	$.10

The following shares of securities were not included in the computation of diluted net income per share as their effect would have been antidilutive.

	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005
Convertible preferred stock	—	3,311,547	—	3,296,662

Note 16: Income Taxes At December 31, 2005, we had regular-tax net operating loss (“NOL”) carryforwards of $67 million ($47.8 million alternative minimum tax NOLs). Due to NOL carryforwards, no provisions for income taxes were necessary for the six and three-month periods of 2006 and 2005 except for federal alternative minimum taxes and state income taxes in 2006.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 17: Business Interruption and Property Insurance Recoveries Beginning in October 2004 and continuing into June 2005, the Chemical Business’ results were adversely affected as a result of the loss of production due to a mechanical failure of one of the four nitric acid plants at the El Dorado Facility. The plant was restored to normal production in June 2005. We filed claims for recovery of business interruption and property losses related to this incident. For the six and three months ended June 30, 2006, we realized insurance recoveries of $595,000 and $41,000, respectively, relating to the business interruption claim which is recorded as a reduction to cost of sales. For the six and three months ended June 30, 2005, we recognized insurance recoveries totaling $523,000 which includes $368,000 under our replacement cost insurance policy relating to this property damage claim which are recorded as other income. As discussed in Note 11 - Contingencies, we have instituted litigation for the balance of our business interruption and property insurance claims relating to this incident. Additional recoveries, if any, related to this incident will be recognized when realized.

Note 18: Other Expense, Other Income and Non-Operating Other Income, net

	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005
	(In Thousands)
Other expense:
Litigation settlement (Note 11)	$300	$—	$300	$—
Impairments on long-lived assets (1)	286	75	286	—
Other miscellaneous expense (2)	105	102	(1)	(39)

Total other expense	$691	$177	$585	$(39)

Other income:
Rental income	$23	$102	$18	$43
Gains on sales of property and equipment	7	744	(9)	322
Property insurance recoveries in excess of losses incurred (Note 17)	—	523	—	523
Other (2)	118	186	92	163

Total other income	$148	$1,555	$101	$1,051

Non-operating other income, net:
Interest income	$396	$66	$359	$40
Net proceeds from certain key individual life insurance policies (3)	—	1,162	—	24
Gains on sales of certain current assets, primarily precious metals	—	220	—	—
Miscellaneous income (2)	149	71	125	35
Miscellaneous expense (2)	(48)	(61)	(17)	(39)

Total non-operating other income, net	$497	$1,458	$467	$60

(1)	Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. During the six and

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

three months ended June 30, 2006, we recognized impairments of $286,000 which includes $230,000 relating to the wastewater projects as discussed in Note 11. Due to the significant wastewater quality progress at the El Dorado Facility and meetings with the ADEQ, certain capitalized costs relating to the wastewater projects are no longer believed to be recoverable.

(2)	Amounts represent numerous unrelated transactions, none of which are individually significant requiring separate disclosure.
(3)	Amounts relate to the recognition in net proceeds from certain key individual life insurance policies due to the untimely death of one of our executives in January 2005.

Note 19: Segment Information

	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005
	(In Thousands)
Net sales:
Climate Control	$98,804	$75,495	$51,555	$39,991
Chemical	140,697	117,524	78,167	67,589
Other	4,516	3,170	2,551	1,928

	$244,017	$196,189	$132,273	$109,508

Gross profit: (1)
Climate Control	$30,080	$21,986	$15,483	$11,978
Chemical (2)	12,864	9,215	8,585	5,104
Other	1,566	1,068	895	638

	$44,510	$32,269	$24,963	$17,720

Operating income (loss): (3)
Climate Control (4)	$11,577	$5,938	$6,004	$3,541
Chemical (2)(5)	6,591	4,433	5,204	2,872
General corporate expenses and other business operations, net (6) (8)	(3,776)	(2,877)	(2,162)	(1,490)

	14,392	7,494	9,046	4,923

Interest expense	(5,761)	(5,828)	(2,886)	(3,091)
Non-operating other income, net:
Chemical	236	279	217	22
Corporate and other business operations (7)	261	1,179	250	38
Provision for income taxes	(200)	—	(150)	—
Equity in earnings of affiliate-Climate Control	405	367	200	185

Income from continuing operations	$9,333	$3,491	$6,677	$2,077

(1)	Gross profit by industry segment represents net sales less cost of sales. Gross profit classified as “Other” relates to industrial machinery and components.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(2)	During the six and three months ended June 30, 2006, we recorded the realization and reversal of losses (provision for losses) on certain nitrate-based inventories of $782,000 and $(147,000) respectively. For the same periods in 2005, we recorded the realization and reversal of losses of $968,000 and $697,000, respectively. As discussed in Note 17, during the six and three months ended June 30, 2006, we realized insurance recoveries of $595,000 and $41,000, respectively, relating to a business interruption claim. The above transactions (excluding the provision for losses) contributed to an increase in gross profit. As discussed in Note 18, during the six and three months ended June 30, 2006, we recognized impairments on long-lived assets of $286,000
(3)	Our chief operating decision makers use operating income (loss) by industry segment for purposes of making decisions which include resource allocations and performance evaluations.

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

(4)	During the six and three months ended June 30, 2005, Trison incurred professional fees of approximately $445,000 and $320,000, respectively, relating to an arbitration case as discussed in Note 11.
(5)	During the six and three months ended June 30, 2005, we recognized gains of $523,000 from certain property insurance claims including the claims discussed in Note 17.
(6)	The amounts included are not allocated to our Climate Control and Chemical Businesses since these items are not included in the operating results reviewed by our chief operating decision makers for purposes of making decisions as discussed above. A detail of these amounts are shown in footnote (8) below.
(7)	As discussed in Note 18, we recognized $1.2 million in net proceeds from certain key man life insurance policies during the six months ended June 30, 2005 due to the untimely death of one of our executives in January 2005.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(8)	General corporate expenses and other business operations, net, consist of the following:

	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005
	(In Thousands)
Gross profit-Other	$1,566	$1,068	$895	$638
Selling, general and administrative:
Personnel	(2,825)	(2,628)	(1,623)	(1,464)
Professional fees	(1,253)	(1,018)	(413)	(575)
Office overhead	(311)	(396)	(113)	(189)
Property, franchise and other taxes	(141)	(101)	(70)	(47)
All other (A)	(545)	(705)	(565)	(361)

Total selling, general and administrative	(5,075)	(4,848)	(2,784)	(2,636)

Other income (B)	33	1,010	27	484
Other expense (C)	(300)	(107)	(300)	24

Total general corporate expenses and other business operations, net	$(3,776)	$(2,877)	$(2,162)	$(1,490)

(A)	For the six months ended June 30, 2006, a refund of $350,000 was recognized relating to insurance brokerage fees.
(B)	During the six and three months ended June 30, 2005, we recognized gains of $681,000 and $241,000, respectively, from sales of corporate assets.
(C)	See Note 11 relating to litigation settlement in June 2006.

Information about our total assets by industry segment is as follows:

	June 30, 2006	December 31, 2005
	(In Thousands)
Total assets:
Climate Control	$77,797	$60,970
Chemical	109,080	111,212
Corporate assets and other	17,950	16,781

	$204,827	$188,963

Note 20: Recently Issued and Proposed Accounting Pronouncements In September 2005, the Emerging Issues Task Force (“EITF”) reached a consensus and issued EITF Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” in which inventory purchase and sale transactions with the same counterparty that are entered into in contemplation of one another should be combined for purposes of applying APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” The EITF also concluded that exchanges of inventory should be recognized at carryover basis except for exchanges of finished goods for either raw materials or work in progress, which would be recognized at fair value. On April 1, 2006, this

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

consensus became effective for new arrangements and previous arrangements that were modified or renegotiated after the effective date. This new standard did not have a material effect on our condensed consolidated financial statements.

The FASB is currently working on a project to clarify guidance on the accounting for planned major maintenance activities (“Turnarounds”). The FASB has issued a proposed FASB Staff Position (“FSP”) to eliminate the accrue-in-advance method of accounting for Turnarounds. In addition, the adoption of the provisions in the proposed FSP is to be considered a change in accounting principle with retrospective application as described in SFAS 154 - Accounting Changes and Error Corrections, if practical. The proposed FSP would become effective for us on January 1, 2007. We currently are using the accrue-in-advance method for Turnarounds that FASB is proposing to eliminate under the proposed FSP. Currently, there are three other acceptable accounting methods for Turnarounds. As a result, we are unable to determine the impact on our condensed consolidated financial statements should the proposed FSP become effective.

Note 21: Related Party Transaction One of the manufacturing facilities within our Climate Control Business sustained substantial water damage in its office area resulting from the improper installation by an unrelated third-party vendor of certain plumbing to a water line. As a result of the water damage, it became necessary to replace all of the carpet in the office area of the facility. During the first quarter of 2006, we purchased replacement carpet from a company (“Designer Rugs”) owned by Linda Golsen Rappaport, the daughter of Jack E. Golsen, our Chairman and Chief Executive Officer, and sister of Barry H. Golsen, our President. We paid approximately $159,000 to Designer Rugs for the new carpet, removal of the damaged carpeting and installation of the new carpet. During the second quarter of 2006, we were reimbursed under our insurance coverage for the cost of the carpet and installation except for a deductible amount of $25,000.

In addition, another subsidiary within our Climate Control Business is in the process of remodeling their offices including the replacement of carpet and flooring throughout the office area. A deposit of $38,000 was made during the second quarter of 2006 towards a purchase totaling $75,000 from Designer Rugs. Delivery and installation will begin early in the third quarter of 2006.

As discussed in Note 10 (C), Jayhawk purchased $1 million principal amount of the Debentures. In addition, we purchased $1 million principal amount of the Notes held by Jayhawk plus accrued interest of $37,000.

Note 22: Subsequent Event During July 2006, ThermaClime redeemed the remaining outstanding balance of $6.35 million of the Notes held by unrelated third parties plus accrued interest of $76,000 (See Note 10 (C)).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our June 30, 2006 condensed consolidated financial statements. Certain statements contained in this MD&A may be deemed forward-looking statements. See “Special Note Regarding Forward-Looking Statements”.

Overview

General

We are a diversified holding company. Our wholly-owned subsidiary, ThermaClime, through its subsidiaries, owns substantially all of our core businesses consisting of the:

•	Climate Control Business engaged in the manufacturing and selling of a broad range of air conditioning and heating products consisting of water source heat pumps including geothermal heat pumps, hydronic fan coils, large custom air handlers and other niche products used in commercial and residential new building construction, renovation of existing buildings and replacement of existing systems.

•	Chemical Business engaged in the manufacturing and selling of chemical products produced from three plants in Texas, Arkansas and Alabama for the industrial, mining and agricultural markets.

Second Quarter Results

LSB’s second quarter operating income of $9.0 million and income from continuing operations of $6.7 million were both significantly better than any recent quarterly results.

The Climate Control Business continued to report strong sales and operating results due to record high backlogs and new order flow. Their operating income before corporate overhead of $6.0 million was 70% higher than the $3.5 million in the 2005 second quarter.

Our Chemical Business also performed well as a result of producing at optimum capacity level for most of the quarter at all three production facilities and favorable sales prices compared to the cost of natural gas and anhydrous ammonium during the period. Their second quarter operating income before corporate overhead of $5.2 million was 81% higher than the $2.9 million in the 2005 second quarter.

Climate Control Business

The Climate Control Business has historically generated consistent annual profits and positive cash flows and continues to do so. Climate Control’s sales for the second quarter were $51.6 million, a 29% increase from the same period last year. Operating income for the second quarter of 2006 was $6.0 million compared to $3.5 million in the same quarter last year. The significant increase in sales and operating income is due primarily to the increase in demand for our water source heat pumps. Management’s objectives for the Climate Control Business include the continued emphasis on increasing the sales and operating margins of all products and to continue to develop new products and increase production to meet customer demand.

Most of the products of the Climate Control Business are produced to customer orders that are placed well in advance of required delivery dates. As a result, the Climate Control Business carries significant backlogs that eliminate the necessity to carry substantial inventories other than for firm customer orders. The backlog of confirmed orders in our Climate Control Business increased to approximately $82.6 million as of June 30, 2006 as compared to a backlog of approximately $70.2 million at March 31, 2006 and approximately $56.2 million at December 31, 2005. We anticipate shipping substantially all of this backlog within twelve months.

Management is taking actions to increase the production level to reduce the current backlog. In response to record intake level of customer orders, we recently increased our unit output through additional shifts and overtime. Management has also invested $6.5 million in fabrication equipment, plant-wide process control systems and other upgrades during the past 12 months and has committed another $1.3 million for additional production equipment during the remainder of 2006. This investment is expected to increase capacity and reduce overtime.

During the second quarter, the Climate Control Business encountered cost increases for certain raw materials and component parts which will impact future margin percentages until the backlog is shipped and customer price increases are fully implemented.

Our Climate Control Business will continue to launch new products and product upgrades in an effort to maintain our current market position and to establish presence in new markets. In recent periods, the Climate Control Business’s profitability was affected by operating losses of certain new product lines being developed over the past few years. Our emphasis has been to increase the sales levels of these operations above the breakeven point. During 2005 and into the first half of 2006, the results for these new products did not improve significantly, although we continue to see increases in orders for these new products and believe that the prospects for these new products are improving.

Chemical Business

The Chemical Business has production facilities in Baytown, Texas (the “Baytown” facility), El Dorado, Arkansas (the “El Dorado” facility) and Cherokee, Alabama (the “Cherokee” facility). El Dorado and Baytown produce nitrogen products from anhydrous ammonia that is delivered by pipeline. Cherokee produces nitrogen products from natural gas that is delivered by pipeline.

The Chemical Business’s sales for the second quarter 2006 were $78.2 million, an increase of 16% over the same period last year. Operating income for the second quarter of 2006 was $5.2 million compared to $2.9 million for the same quarter last year. The 2006 second quarter results for all three plants were improved as compared to the same period in 2005.

As previously reported, Cherokee generated significant losses in the fourth quarter 2005 and the first quarter of 2006 related to disruptions at the plant caused by the record climb in natural gas costs primarily due to the hurricanes in the U.S. Gulf. In the second quarter 2006, Cherokee was able to produce an operating profit as gas costs subsided and production levels were restored to more normal levels.

Anhydrous ammonia and natural gas are commodities, subject to significant price fluctuations, generally purchased at prices in effect at time of purchase. Due to the uncertainty of the sales prices of our products in relation to the cost of anhydrous ammonia and natural gas, we have developed some customers that purchase substantial quantities of products pursuant to sales agreements and/or formulas that provide for the pass through of raw material costs, variable costs, and certain fixed costs, plus in most cases, a profit margin. These pricing arrangements help mitigate the commodity risk inherent in natural gas and anhydrous ammonia. Approximately 58% of the Chemical Business products sold in the second quarter of 2006 were sold pursuant to these pricing arrangements.

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

The production from Baytown is sold pursuant to a long-term supply agreement that provides for the pass through of certain production costs including anhydrous ammonia. This facility continues to generate consistent operating profits and reported higher sales and profits in the second quarter 2006 than in the same period of 2005.

El Dorado produces approximately 500,000 tons of products per year from purchased anhydrous ammonia. Approximately 42% of these products sold in the second quarter of 2006 were sold pursuant to pricing arrangements that allow for the pass-through of the cost of anhydrous ammonia to the customer. The balance of these products sold during the quarter was primarily agricultural and was sold at the spot price in effect at time of shipment. El Dorado’s results for the second quarter of 2006 are significantly improved from the second quarter of 2005. The improvement is due, in part, to producing during the period with minimal downtime and favorable sales prices compared to the cost of anhydrous ammonia, resulting in improved margins. In addition, the second quarter of 2005 was adversely affected by lost production of one of its four nitric acid plants. This plant was restored to production in June 2005.

During the second quarter, El Dorado shipped a significant volume of ammonium nitrate fertilizer. During the end of May 2006, customers’ demand for El Dorado’s fertilizer grade ammonium nitrate dropped appreciably below our expectations due to hot and dry conditions in El Dorado’s primary markets. As of the date of this filing, the hot and dry conditions have continued. The current outlook for El Dorado’s fertilizer grade ammonium nitrate for the fall season is uncertain. Sales volume is dependent upon rainfall in August and September which we cannot accurately predict.

El Dorado is a party to a supply agreement with a customer to supply approximately 190,000 tons of ammonium nitrate per year through at least July 2008. During the second quarter of 2006, sales to that customer represented approximately 15% of our Chemical Business’s net sales and approximately 9% of our consolidated net sales. El Dorado and this customer have agreed in principle to enter into a new five-year agreement effective as of January 1, 2006. This new agreement is subject to finalization of a definitive agreement. We had anticipated that this agreement would be finalized during the second quarter 2006. There were some delays and we now expect that the agreement will be finalized in September 2006.

As mentioned above, Cherokee incurred significant operating losses in the first quarter 2006. The inability to receive natural gas and the high natural gas costs resulting from hurricanes, the effect of two shut downs and the loss of sales volume had a significant negative effect on Cherokee’s results of operations for the third and fourth quarters of 2005 and the first quarter of 2006. Cherokee was able to improve its results in the second quarter of 2006 as gas prices came down and customer demand increased. Due to the increase in customer demand, Cherokee produced at a high level during the second quarter of 2006. As a result, the fixed costs were absorbed and the plant was profitable. During the second quarter of 2006, approximately 65% of Cherokee’s sales were priced to include the cost of natural gas.

As of the date of this filing, the natural gas price has increased significantly from a July average of approximately $6.00 per MMBtu to a current price of approximately $7.75 per MMBtu. We are unable to determine if this price level will adversely affect customer demand. As we have previously disclosed, we could from time to time, suspend production at this facility due to, disruptions in the supply of and the high cost of natural gas resulting in loss of customer demand. Our results of operations and financial condition have in the past been, and may in the future be, materially affected by such disruptions.

Cherokee has a cost-plus contract to supply a customer with its requirements for product each year which represented approximately 10% of our Chemical Business’s net sales and approximately 6% of our consolidated net sales during 2005. This customer advised us of their intent to reduce purchases beginning in 2007 by approximately 30%.

Liquidity and Capital Resources

As a diversified holding company, cash requirements are primarily dependent upon credit agreements and our ability to obtain funds from our ThermaClime and non-ThermaClime subsidiaries.

During March 2006, we completed a private placement of $18 million of our 7% convertible senior subordinated debentures due 2011 to qualified institutional buyers. The net proceeds after paying commissions to the placement agent and expenses relating to the offering were $16.5 million. These debentures are unsecured obligations, bear an interest rate of 7% per annum and are convertible into our common stock at various conversion rates prior to their maturity on March 1, 2011. As of the date of this filing, we have used $13.6 million of the net proceeds from the sale of the debentures to purchase or redeem our subsidiary’s 10 3/4% Senior Unsecured Notes due 2007 (the “Notes”) held by unrelated third parties and Jayhawk, plus accrued interest of $.3 million. The remaining balance was used for general corporate purposes including reduction in other interest bearing debt. As of June 30, 2006, Jayhawk owns approximately 8.2% of our outstanding common stock and has the right to acquire an additional 9.9% upon conversion of an outstanding series of our preferred stock and exercise of an outstanding warrant.

At June 30, 2006, there remained outstanding $6.35 million of the Notes held by unrelated third parties. The remaining $6.35 million was redeemed on July 11, 2006 along with $.1 million accrued interest. As of the date of this filing, approximately $6.95 million of the Notes held by LSB remain outstanding for ThermaClime.

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

ThermaClime’s ability to maintain an adequate amount of borrowing availability under its Working Capital Revolver Loan depends on its ability to comply with the terms and conditions of its loan agreements and its ability to generate cash flow from operations. ThermaClime is restricted under its credit agreements as to the funds it may transfer to the Company and its non-ThermaClime affiliates and certain ThermaClime subsidiaries. This limitation does not prohibit payment to the Company of amounts due under a Services Agreement, Management Agreement and a Tax Sharing Agreement. ThermaClime’s Working Capital Revolver is a $50 million facility. As of June 30, 2006, ThermaClime had availability for additional borrowing under its Working Capital Revolver Loan of $22 million. Borrowing availability is based upon certain percentages of accounts receivable and inventory. At June 30, 2006, ThermaClime had $9 million availability as defined, in excess of the $50 million facility. Management does not have any current plans to negotiate an increase in the facility.

Although the Chemical Business’ recent results are improved from prior periods, the Chemical Business in recent years prior to 2005 has not generated significant positive cash flows due to lower than optimum sales volume levels, margin problems and extensive capital expenditures.

As discussed above, Cherokee’s ability to generate a positive margin on sales is affected by the volatility of the raw material feedstocks as well as the necessity to produce at the optimum production levels to fully absorb the facility’s fixed costs. The predominant production costs of a process chemical plant, other than the raw material costs, tend to be fixed costs.

Our primary efforts to improve the results of the Chemical Business include efforts to increase the non-seasonal sales volumes of Cherokee and El Dorado with an emphasis on customers that will accept the commodity risk inherent with natural gas and anhydrous ammonia.

Beginning in October 2004 and continuing into June 2005, the Chemical Business’ results were adversely affected as a result of the loss of production due to a mechanical failure of one of the four nitric acid plants at El Dorado. El Dorado was restored to normal production in June 2005. We filed a property damage insurance claim for $3.8 million, net of a $1 million deductible. We also filed a business interruption claim for $5 million, net of the forty-five day waiting period. As of June 30, 2006, the insurers have paid claims totaling $5.2 million. The insurers are contesting our remaining claims.

On March 23, 2006, we filed a lawsuit to collect amounts from our insurers to which we believe we are owed under the policy. The total amount claimed in the lawsuit, which includes business interruption and property claims, is approximately $2.8 million, plus attorney fees. Additional recoveries, if any, related to the balance of the claims will be recognized when realized.

Capital Expenditures

Our Chemical Business has historically required significant investment to fund capital expenditures, while our Climate Control Business has been much less capital intensive. We believe we have approximately $5.1 million of committed capital expenditures for the remainder of 2006 which includes $3.8 million for our Chemical Business and $1.3 million for our Climate Control Business. The $5.1 million includes $4.1 million relating to operations and $1 million for environmental compliance. We believe that we can fund the projected capital expenditures for the remainder of 2006 from our working capital.

The ADEQ issued to El Dorado a new revised NPDES water discharge permit in 2004, and El Dorado has until June 2007 to meet the compliance deadline for the more restrictive limits under the recently issued NPDES permit. In order to meet El Dorado’s June 2007 limits, El Dorado is considering three options to discharge its wastewater.

The estimated remaining capital expenditures to meet the requirements of the NPDES permit ranges from $.8 million to $3.3 million, depending on which option El Dorado utilizes or is required to utilize to meet the permit requirements. One of the options available to El Dorado is to participate in a joint pipeline to be built by the City of El Dorado, Arkansas (the “City”). However, it appears that the City will not obtain its permit to build and use the pipeline so that the pipeline would be available by June 2007. If this option is utilized, El Dorado would be obligated to pay an additional $2 million for its pro-rata portion of the City’s pipeline engineering and construction costs.

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

Dividends

We have not paid cash dividends on our outstanding common stock in many years, and from 1999 through 2005, we had not paid any dividends on our outstanding cumulative preferred stock. During each of the first two quarters of 2006, our Board of Directors declared and we paid partial dividends on certain outstanding series of our preferred stock as follows: $.10 per share on our outstanding Series 2 Preferred, $.37 per share on our outstanding Series B Preferred, and $.31 per share on our outstanding Non-Cumulative Redeemable preferred stock. These dividends were not for the full amount of the required quarterly dividends pursuant to the terms of all of our outstanding series of preferred stock. As of June 30, 2006, there were approximately $15.4 million of unpaid dividends on our outstanding cumulative preferred stock. We intend to retain most of our future earnings, if any, to provide funds for our operations and/or expansion of our business.

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

Summary

Cash flow and liquidity will continue to be managed very carefully. We believe, with the infusion of new capital as a result of the recently completed debenture offering and based upon current forecasts, that we will have adequate cash in 2006 from internal cash flows and financing sources to enable us to satisfy our cash requirements in 2006. Due to the volatility of the cost of major raw materials, we have historically experienced revisions to financial forecasts on a frequent basis during the course of a year. As a result, actual results may differ significantly from our forecast, which could have a material impact on our liquidity and future operating results.

Loan Agreements - Terms and Conditions

7% Convertible Senior Subordinated Debentures - On March 14, 2006, we completed a private placement to six qualified institutional buyers (“QIBs”), pursuant to which we sold $18 million aggregate principal amount of our 7% Convertible Senior Subordinated Debentures due 2011 (the “Debentures”). Interest on the Debentures is payable semi-annually in arrears on March 1 and September 1 of each year beginning September 1, 2006.

The Debentures are convertible by holders, in whole or in part, into shares of the Company’s common stock prior to their maturity on March 1, 2011. Holders of debentures electing to convert all or any portion of a debenture will obtain the following conversion rate per $1,000 principal amount of debentures during the dates indicated:

	Shares Per $1,000 Principal Amount	Conversion Price Per Share
Prior September 1, 2006	125.00	$8.00
September 1, 2006 – February 28, 2007	141.25	$7.08
March 1, 2007 – August 31, 2007	141.04	$7.09
September 1, 2007 – February 29, 2008	137.27	$7.28
March 1, 2008 – August 31, 2008	133.32	$7.50
September 1, 2008 – February 28, 2009	129.23	$7.74
March 1, 2009 – March 1, 2011	125.00	$8.00

The conversion rates will be adjusted to reflect dividends, stock splits, issuances of rights to purchase shares of common stock and other events, as set forth in the Indenture.

As of July 31, 2006, we have used substantially all of the net proceeds for the purchase or redemption of our higher interest rate debt or debt of our subsidiaries, including ThermaClime’s Notes. The remaining balance is being used for general corporate purposes.

As of July 31, 2006, $13.6 million of the net proceeds have been used to purchase or redeem all of the Notes held by unrelated third parties and Jayhawk at ThermaClime’s carrying value (which includes $1 million that was held by Jayhawk) including accrued interest of $.3 million. Approximately $6.95 million of the Notes held by us remain outstanding.

During the three months ended June 30, 2006, we completed the registration of the Debentures and the common stock issuable upon conversion of the Debentures pursuant to the terms and conditions of a Registration Rights Agreement entered into between us and each of the QIBs.

Working Capital Revolver Loan - ThermaClime finances its working capital requirements through borrowings under a Working Capital Revolver Loan. Under the Working Capital Revolver Loan, ThermaClime and its subsidiaries may borrow on a revolving basis up to $50 million based on specific percentages of eligible accounts receivable and inventories. The Working Capital Revolver Loan matures in April 2009. As of June 30, 2006, borrowings outstanding were $23.7 million and the net credit available for additional borrowings was $22 million. The Working Capital Revolver Loan requires that ThermaClime and its Climate Control Business meet certain financial covenants and minimum EBITDA amounts. The EBITDA requirements are measured quarterly on a trailing twelve-month basis. ThermaClime and its Climate Control Business were in compliance with the required minimum EBITDA amounts for the twelve-month period ended June 30, 2006. The trailing twelve-month EBITDA requirements for the remainder of 2006 ranges from $16.4 million to $17.3 million for ThermaClime including $10 million for the Climate Control Business. The EBITDA requirements were set at amounts based upon our forecasts which are presently considered by management to be achievable. See discussion under “Liquidity and Capital Resources - Summary” as to the historical viability of our forecasts.

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

The Senior Secured Loan accrues interest at the applicable LIBOR rate, as defined, plus an applicable LIBOR margin, as defined or, at the election of the Borrowers, the alternative base rate, as defined, plus an applicable base rate margin, as defined, with the annual interest rate not to exceed 11% or 11.5% depending on the leverage ratio. At June 30, 2006 the annual interest rate was 11%.

The Borrowers are subject to numerous affirmative and negative covenants under the Senior Secured Loan agreement including, but not limited to, limitation on the incurrence of certain additional indebtedness and liens, limitations on mergers, acquisitions, dissolution and sale of assets, and limitations on declaration of dividends and distributions to us, all with certain exceptions. The Borrowers are also subject to a minimum fixed charge coverage ratio, measured quarterly on a trailing twelve-month basis. The Borrowers were in compliance with the required minimum ratio for the twelve-month period ended June 30, 2006 and the coverage ratio is considered to be achievable for the remainder of 2006. The maturity date of the Senior Secured Loan can be accelerated by the Lender upon the occurrence of a continuing event of default, as defined.

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

Seasonality

We believe that our only seasonal products are fertilizer and related chemical products sold by our Chemical Business to the agricultural industry. The selling seasons for those products are primarily during the spring and fall planting seasons, which typically extend from March through June and from September through November in the geographical markets in which the majority of our agricultural products are distributed. As a result, our Chemical Business increases its inventory of ammonium nitrate and UAN prior to the beginning of each planting season. In addition, the amount and timing of sales to the agricultural markets depend upon weather conditions and other circumstances beyond our control.

Changes in Accounting Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and disclosures of contingencies. We had the following changes in accounting estimates during the second quarter of 2006 relating to the recognition of $300,000 due to a litigation settlement classified as other expense and discussed in Item 1 of Part II and the recognition of $286,000 of impairments on long-lived assets classified as other expense and discussed below

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. During the six and three months ended June 30, 2006, we recognized impairments of $286,000 which includes $230,000 relating to the wastewater projects as discussed above under “Capital Expenditures”. Due to the significant improvement in wastewater quality at the El Dorado and meetings with the ADEQ, certain capitalized costs relating to the wastewater projects are no longer believed to be recoverable.

Recently Issued and Proposed Accounting Pronouncements

The FASB is currently working on a project to clarify guidance on the accounting for planned major maintenance activities (“Turnarounds”). The FASB has issued a proposed FASB Staff Position (“FSP”) to eliminate the accrue-in-advance method of accounting for Turnarounds. In addition, the adoption of the provisions in the proposed FSP is to be considered a change in accounting principle with retrospective application as described in SFAS 154 - Accounting Changes and Error Corrections, if practical. The proposed FSP would become effective for us on January 1, 2007. We currently are using the accrue-in-advance method for Turnarounds that FASB is proposing to eliminate under the proposed FSP. Currently, there are three other acceptable accounting methods for Turnarounds. As a result, we are unable to determine the impact on our condensed consolidated financial statements should the proposed FSP become effective.

RESULTS OF OPERATIONS

Six months ended June 30, 2006 vs. Six months ended June 30, 2005

Net Sales

Our Climate Control Business’ net sales for the six months ended June 30, 2006 were $98.8 million compared to $75.5 million for 2005, an increase of $23.3 million or 30.9%. Net sales of our heat pump products increased $21.4 million, or 54%, primarily as a result of an increase in the number of units sold in the commercial and residential markets due to customer demand. Net sales of our hydronic fan coils increased $1.5 million, or 5.6%, primarily due to a 7.5% increase in overall average unit sales prices as the result of lower discounting and higher selling prices driven by raw material cost increases. Net sales of our other HVAC products were approximately the same in both periods.

Our Chemical Business’ net sales for the six-month period ended June 30, 2006 were $140.7 million compared to $117.5 million for 2005, an increase of $23.2 million or 19.7%. The increase in net sales includes an increase of $10.7 million relating to our industrial acid and other chemical products, an increase of $6.7 million relating to our agricultural products and an increase of $5.8 million relating to our mining products. Sales prices increased overall by 8% and overall volume of tons sold increased 12%.

Sales prices and volume of tons sold at El Dorado increased 10% and 23%, respectively. The increase in sales prices is due primarily to the increased cost of the raw material feedstock, anhydrous ammonia. The increase in volume is due primarily to the loss of production during 2005 which resulted in lower production of agricultural products as discussed below, increased volume of industrial acid and other chemical products due to spot sales opportunities, and increased volume to the mining industry related to the growth in coal mining.

Sales prices were consistent with 2005 while volume of tons sold increased 27% at Baytown. The increase in volume relates primarily to the increase in demand for our industrial acid and other chemical products as the result of a closing of a chemical facility within our market and various spot sales opportunities.

Sales prices at Cherokee increased 17% while volume of tons sold decreased 20%. The increase in sales prices is primarily due the increased cost of the raw material feedstock, natural gas, and the effects natural gas increases have had on domestic producers. The decrease in volume also relates primarily to the increased natural gas pricing as we lost several key customers resulting in the suspension of production during the first half of January 2006 and further production curtailments throughout the first quarter of 2006, as discussed above under “Overview - Chemical Business.”

As discussed under “Liquidity and Capital Resources”, beginning in October 2004 and continuing into June 2005, the Chemical Business’ results were adversely affected as a result of the loss of production due to a mechanical failure of one of the four nitric acid plants at El Dorado. The plant was restored to production in June 2005.

Net sales classified as “Other” consists of sales of industrial machinery and related components. Net sales for the first half of 2006 were $4.5 million compared to $3.2 million for the same period in 2005 or an increase of $1.3 million.

Gross Profit

Gross profit by industry segment represents net sales less cost of sales.

Our Climate Control Business’ gross profit was $30.1 million or 30.4% as a percentage of net sales for the first six months of 2006 compared to $22.0 million or 29.1% for 2005. The net increase in gross profit of $8.1 million resulted primarily by the increase in sales of our heat pump and hydronic fan coil products as discussed above. The improvement in gross profit as a percentage of sales was primarily a result of overhead absorption related to the increase in sales volume as well as changes in product mix.

Our Chemical Business’ gross profit was $12.9 million or 9.1% as a percentage of net sales for the six months ended June 30, 2006 compared to $9.2 million or 7.8% for 2005. The net increase in gross profit of $3.7 million is due to the increase in gross profit at El Dorado and Baytown related primarily to the increase in volumes as discussed above. El Dorado also received a use tax refund of $0.3 million, net of related consulting fees, during the first half of 2006. The increase in gross profit was partially offset by the decrease in gross profit due to the decrease in volume of tons sold at Cherokee as discussed above and disruptions at this facility as discussed above under “Overview-Chemical Business.” In addition, the Chemical Business recorded a provision for losses of firm sales commitments of $0.3 million in 2006 (none in 2005).

Also, as discussed above and under “Liquidity and Capital Resources”, the Chemical Business’ results were adversely affected in 2005 as a result of the loss of production due to a mechanical failure of one of the four nitric acid plants at El Dorado. We recognized insurance recoveries of $0.6 million under our business interruption insurance policy relating to this claim for 2006 which is recorded as a reduction to cost of sales. The negative impact on gross profit resulting from the lost production was approximately $4.0 million for the first six months of 2005.

Gross profit classified as “Other” (see discussion above) was $1.6 million or 34.7% as a percentage of net sales for the first half of 2006 compared to $1.1 million or 33.7% for 2005 or an increase of $0.5 million.

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

Operating Income - Climate Control: Our Climate Control Business’ operating income was $11.6 million for the first six months of 2006 compared to $5.9 million for 2005. The net increase in operating income of $5.7 million resulted primarily by the net increase in gross profit of $8.1 million as discussed above. This increase in operating income was partially offset by increased shipping and handling costs of $1.7 million as the result of increased sales volume and rising fuel costs and increased commissions of $0.6 million due to increased sales volume and distribution mix.

Operating Income - Chemical: Our Chemical Business’ operating income was $6.6 million for the six-month period ended June 30, 2006 compared to $4.4 million for 2005. The net increase in operating profit of $2.2 million relates primarily to the net increase in gross profit of $3.7 million as discussed above. This increase in operating income was partially offset by increased handling costs of $0.5 million as the result of increased sales volume and impairments on long-lived assets of $0.3 million as discussed above under “Changes in Accounting Estimates” in this MD&A. In addition, we recognized gains of $0.5 million from certain property insurance claims in 2005.

General Corporate Expense and Other Business Operations, Net: Our general corporate expense and other business operations, net were $3.8 million for the six months ended June 30, 2006 compared to $2.9 million for 2005. The net increase of $0.9 million relates primarily to a litigation settlement of $0.3 million which includes the settlement discussed under Item 1-Legal Proceedings of Part II, an increase in professional fees of $0.2 million due, in part, to audit and legal fees, an increase of $0.2 million in personnel costs, and a decrease in gains of $0.7 million from the sales of corporate assets. The increase was partially offset by a refund of $0.4 million relating to insurance brokerage fees and the increase in gross profit classified as “Other” of $0.5 million as discussed above.

Interest Expense

Interest expense was $5.8 million for the first half of 2006 and 2005. During the six months ended June 30, 2006, we recognized an unrealized gain of $0.3 million compared to an unrealized loss of $0.3 million relating to interest rate cap contracts which are accounted for on a mark-to-market basis in accordance with SFAS No. 133. This decrease in interest expense of $0.6 million was partially offset by interest expense of $0.5 million relating to the Debentures sold in March 2006.

Non-Operating Other Income, net

Our non-operating other income, net was $0.5 million for the first six months of 2006 compared to $1.5 million for 2005. In 2005, we recognized net proceeds from key individual life insurance policies of $1.2 million.

Three months ended June 30, 2006 vs. Three months ended June 30, 2005

Net Sales

Our Climate Control Business’ net sales for the three-month period ended June 30, 2006 were $51.6 million compared to $40.0 million for 2005, an increase of $11.6 million or 28.9%. Net sales of our heat pump products increased $11.8 million, or 58.9%, primarily as a result of an increase in the number of units sold in the commercial and residential markets due to customer demand. Net sales of our hydronic fan coils and our other HVAC products were approximately the same in both periods.

Our Chemical Business’ net sales for the three months ended June 30, 2006 were $78.2 million compared to $67.6 million for 2005, an increase of $10.6 million or 15.7%. The increase in net sales includes an increase of $7.7 million relating to our industrial acid and other chemical products, an increase of $2.2 million relating to our agricultural products and an increase of $0.7 million relating to our mining products. Sales prices increased overall by 4% and overall volume of tons sold increased 13%.

Sales prices were consistent with 2005 while volume of tons sold at El Dorado increased 18%. The increase in volume is due primarily to increased volume of industrial acid and other chemical products due to spot sales opportunities.

Sales prices were consistent with 2005 while volume of tons sold increased 27% at Baytown. The increase in volume relates primarily to the increase in spot sales opportunities for our industrial acid and other chemical products as discussed above.

Sales prices increased 8% while volume of tons sold decreased 10% at Cherokee. The increase in sales prices and decrease in volume is due, in part, to the increased cost of natural gas during the previous three quarters.

Net sales classified as “Other” (see discussion above) for the second quarter of 2006 were $2.6 million compared to $1.9 million for 2005 or an increase of $0.7 million.

Gross Profit

Our Climate Control Business’ gross profit was $15.5 million or 30% as a percentage of net sales for the three months ended June 30, 2006 compared to $12.0 million or 30% for 2005. The net increase in gross profit of $3.5 million resulted primarily by the increase in sales of our heat pump products as discussed above.

Our Chemical Business’ gross profit was $8.6 million or 11% as a percentage of net sales for the three-month period ended June 30, 2006 compared to $5.1 million or 7.6% for 2005. The net increase in gross profit of $3.5 million is due to the increase in gross profit at El Dorado and Baytown related to the increase in volumes as discussed above. El Dorado also received a use tax refund of $0.3 million, net of related consulting fees, during the second quarter of 2006. Although volumes of tons sold decreased at Cherokee as discussed above, gross profit increased as the result of the improved sales prices while the average cost of natural gas declined at the Cherokee Facility. The increase in gross profit was partially offset because the Chemical Business recorded a provision for losses on certain nitrate-based inventories of $0.1 million in the second quarter of 2006 compared to the realization and reversal of losses of $0.7 million in the same period of 2005 and recorded a provision for losses on firm sales commitments of $0.3 million in the second quarter of 2006 (none in 2005).

Also, as discussed above and under “Liquidity and Capital Resources”, the Chemical Business’ results were adversely affected in 2005 as a result of the loss of production due to a mechanical failure of one of the four nitric acid plants at El Dorado. The negative impact on gross profit resulting from the lost production was approximately $1.6 million for the second quarter of 2005.

Gross profit classified as “Other” (see discussion above) was $0.9 million or 35.1% as a percentage of net sales for the second quarter of 2006 compared to $0.6 million or 33.1% for 2005 or an increase of $0.3 million.

Operating Income (Loss)

Operating Income - Climate Control: Our Climate Control Business’ operating income was $6.0 million for the three months ended June 30, 2006 compared to $3.5 million for 2005. The net increase in operating income of $2.5 million resulted primarily by the net increase in gross profit of $3.5 million as discussed above. This increase in operating income was partially offset by increased shipping and handling costs of $1.0 million as the result of increased sales volume and rising fuel costs.

Operating Income - Chemical: Our Chemical Business’ operating income was $5.2 million for the three-month period ended June 30, 2006 compared to $2.9 million for 2005, an increase of $2.3 million. This net increase includes the net increase in gross profit of $3.5 million as discussed above. This increase in operating profit was partially offset by impairments on long-lived assets of $0.3 million as discussed above under “Changes in Accounting Estimates” in this MD&A and increased handling costs of $0.2 million as the result of increased sales volume. In addition we recognized gains of $0.5 million from certain property insurance claims in 2005.

General Corporate Expense and Other Business Operations, Net: Our general corporate expense and other business operations, net were $2.2 million for the three months ended June 30, 2006 compared to $1.5 million for 2005. The net increase of $0.7 million relates primarily to a litigation settlement of $0.3 million as discussed above and a decrease in other income of $0.5 million which includes gains of $0.2 million from the sales of corporate assets. The increase was partially offset by the increase in gross profit classified as “Other” of $0.3 million as discussed above.

Interest Expense

Interest expense was $2.9 million for the second quarter of 2006 compared to $3.1 million for 2005, a decrease of $0.2 million. During the three months ended June 30, 2006, we recognized an unrealized gain of $0.2 million compared to an unrealized loss of $0.3 million in 2005 relating to interest rate cap contracts which are accounted for on a mark-to-market basis. This decrease in interest expense was partially offset by interest expense of $0.4 million relating to the Debentures sold in March 2006.

Non-Operating Other Income, net

Our non-operating other income, net was $0.5 million for the three-month period ended June 30, 2006 compared to $0.1 million for 2005. The increase of $0.4 million relates primarily to interest income earned from investing a portion of the net proceeds from the Debentures in money market funds and interest received relating to an Arkansas use tax refund.

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

For the first six months of 2006, net cash provided by continuing operating activities was $9.1 million, including net income plus depreciation and amortization and other adjustments offset by cash used by changes in assets and liabilities.

Accounts receivable increased $16.5 million including:

•	an increase of $10.9 million relating to the Climate Control Business due primarily to increased sales of our heat pump products as discussed above under “Results of Operations” and large custom air handlers as the result of shipments being made in the second quarter of 2006 relating to a large customer order and

•	an increase of $5.7 million relating to the Chemical Business as the result of increased sales at El Dorado primarily as a result of seasonal higher sales in the second quarter of 2006 compared to the fourth quarter of 2005 due to the spring planting season and increased sales volume at Baytown and El Dorado as discussed above under “Results of Operations.”

Inventories decreased by a net $0.8 million including a decrease of $5.8 million relating to the Chemical Business primarily relating to the increased sales volume at El Dorado as discussed above under “Results of Operations” and the decline in the average cost of our raw material feedstocks, anhydrous ammonia and natural gas, in June 2006 compared to December 2005.

The decrease in inventories was partially offset by an increase of $4.8 million relating to the Climate Control Business as the result of increased raw materials on hand relating to heat pump products due to increasing sales volume and increased finished goods as the result of two customer orders of large custom air handlers currently being manufactured and scheduled shipment during the remainder of 2006.

The change in other supplies and prepaid items includes a decrease of $2.0 million in prepaid insurance as the result of recognizing the related insurance expense for the first half of 2006 partially offset by a net increase of $0.4 million in precious metals due primarily to a recovery performed and additional precious metals purchased net of the amount consumed in the manufacturing process.

Accounts payable increased $4.8 million primarily due to:

•	an increase of $3.7 million in our Climate Control Business resulting from increased production of our heat pump products and increased raw material costs and

•	an increase of $1.2 million in our Chemical Business resulting primarily from increased sales volume in June 2006 compared to December 2005 at Baytown.

Customer deposits increased $3.0 million primarily due to the increase in deposits received as down payments on two customer orders of large air handlers in the Climate Control Business.

The change in deferred rent expense of $2.3 million is due to the scheduled lease payments during the first half of 2006 exceeding the rent expense recognized on a straight-line-basis.

The increase in other accrued and noncurrent liabilities of $2.2 million includes primarily:

•	an increase of $1.1 million of accrued contractual commitment as required under the Bayer Agreement as defined below under “Aggregate Contractual Obligations” as result of substantially higher sales volumes and improved gross margins of certain sales at Baytown and

•	an increase of $0.6 million of accrued warranty and $0.6 million of accrued commissions as the result of increased sales volume in the Climate Control Business.

Cash Flow from Investing Activities

Net cash used by continuing investing activities was $6.1 million for 2006 which included $5.6 million for capital expenditures of which $3.1 million and $2.4 million are for the benefit of our Climate Control and Chemical Businesses, respectively.

Cash Flow from Financing Activities

Net cash used by continuing financing activities was $2.8 million and primarily consisted of:

•	payments of $8.8 million on revolving debt facilities, net of proceeds, as the result of the net cash provided by continuing operating activities as discussed above,

•	the acquisition of $6.95 million of the Notes as discussed above under “Loan Agreements - Terms and Conditions”,

•	payments of $2.0 million on short-term financing and drafts payable, net of proceeds, and

•	payments of $1.5 million on other long-term debt, offset, in part by,

•	proceeds of $16.5 million from the 7% convertible debentures, net of fees of $1.5 million, as discussed above under “Loan Agreements - Terms and Conditions”.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

Aggregate Contractual Obligations

In the operation of our businesses, we enter into contracts, leases and borrowing arrangements. In connection with a series of agreements (the “Bayer Agreement”) with Bayer Corporation (“Bayer”), under which we are to supply nitric acid with a provision for pass through of production costs subject to certain performance obligations on our part, a subsidiary of ThermaClime entered into a 10 year lease in June 1999 that requires minimum future net lease rentals of approximately $27 million at June 30, 2006. The lease payments are includable costs in these agreements. These lease rentals are made monthly over the term of the agreements, typically with one annual payment representing a majority of the amount due for the year. Lease payments of approximately $1.2 million and $7.4 million due in December 2006 and January 2007, respectively, have been considered in evaluating our liquidity.

As discussed in our Form 10-K for the year ended December 31, 2005, we had certain contractual obligations at December 31, 2005, with various maturity dates, related to the following:

•	long-term debt,

•	interest payments on long-term debt,

•	capital expenditures,

•	operating leases,

•	exchange-traded futures contracts,

•	purchase obligations and

•	other long-term liabilities.

As discussed under “Cash Flow from Financing Activities” of this MD&A during the first six months of 2006, we received net proceeds of $16.5 million from the 7% convertible debentures as discussed above under “Loan Agreements - Terms and Conditions”. Also, our net payments towards our revolving debt facilities were $8.8 million since December 31, 2005. In addition, we acquired $6.95 million of the Notes as discussed above under “Loan Agreements - Terms and Conditions.”

Item 3. Quantitative and Qualitative Disclosures about Market Risk

General

Our results of operations and operating cash flows are impacted by changes in market interest rates and changes in market prices of copper, steel, anhydrous ammonia and natural gas.

Forward Sales Commitments Risk

Periodically our Chemical Business enters into forward firm sales commitments of chemical products for deliveries in future periods. As a result, we could be exposed to embedded losses should our product costs exceed the firm sales prices. At June 30, 2006, we had $0.3 million of embedded losses associated with sales commitments with firm sales prices.

Commodity Price Risk

Our Climate Control Business buys substantial quantities of copper and steel for use in manufacturing processes and our Chemical Business buys substantial quantities of anhydrous ammonia and natural gas as feedstocks generally at market prices. Periodically, our Climate Control Business enters into exchange-traded futures for copper and our Chemical Business enters into exchange-traded futures for natural gas, which contracts are generally accounted for on a mark-to-market basis in accordance with SFAS No. 133. At June 30, 2006 our purchase commitments under these contracts were for 170,000 MMBtu of natural gas through April 2007 at a weighted average cost of $8.93 per MMBtu ($1.52 million) and a weighted average market value of $7.42 per MMBtu ($1.26 million).

Interest Rate Risk

Our interest rate risk exposure results from our debt portfolio which is impacted by short-term rates, primarily variable-rate borrowings from commercial banks, and long-term rates, primarily fixed-rate notes, some of which prohibit prepayment or require substantial prepayment penalties.

Reference is made to our Form 10-K for the year ended December 31, 2005, for an expanded analysis of expected maturities of long-term debt and its weighted average interest rates.

We purchased two interest rate cap contracts for a cost of $0.6 million in March 2005 to help minimize our interest rate risk exposure relating to the Working Capital Revolver Loan. These contracts set a maximum three-month LIBOR base rate of 4.59% on $30 million. These contracts mature on March 29, 2009. These contracts are free-standing derivatives and are accounted for on a mark-to-market basis in accordance with SFAS No. 133. At June 30, 2006, the market value of these contracts was $0.8 million.

As of June 30, 2006, our variable rate and fixed rate debt, which aggregated $112.7 million, exceeded the debt’s fair market value by approximately $3.6 million ($8.5 million at December 31, 2005). The increase in our debt’s fair market value relates primarily to the fair market value of the Notes. As of July 31, 2006, we redeemed the remaining balance of the Notes at face value. As a result, we have adjusted the estimated fair market value of the Notes to face value.

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

It is our goal to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management. Based on our most recent evaluation, which was completed as of the end of the period covered by this quarterly report on Form 10-Q, we have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Although during the evaluation we noted several significant deficiencies in our disclosure controls and procedures, our disclosure controls and procedures are effective as of June 30, 2006.

There were no changes to our internal control over financial reporting during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

During the second quarter of 2006, we engaged an accounting firm to assist us in our evaluation of our internal controls and procedures and related documentation.

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

•	the Climate Control’s emphasis on increasing the sales and operating margins of all products and to continue to develop new products and increase production to meet customer demand;

•	the Climate Control Business shipping substantially all of their backlog within twelve months;

•	the cost increases for certain raw materials and component parts in the Climate Control Business impacting future margin percentages;

•	the investment in the Climate Control Business is expected to increase capacity and reduce overtime;

•	the Climate Control Business will continue to launch new products and product upgrades in an effort to maintain our current market position and to establish presence in new markets;

•	prospects for Climate Control’s new products are improving;

•	we expect that a new supply agreement relating to El Dorado will be finalized in September 2006;

•	our results of operations and financial condition at Cherokee may in the future be materially affected by changes in the supply and cost of natural gas;

•	funding our projected capital expenditures for the remainder of 2006 from working capital;

•	retaining most of our future earnings, if any, to provide funds for our operations and/or expansion of our business;

•	paying dividends on our common stock;

•	ability to meet all required covenants for the remainder of 2006 under our loan agreements;

•	that we will have adequate cash in 2006 to satisfy our cash requirements as they become due in 2006;

•	our seasonal products in our Chemical Business;

•	our primary efforts to improve the results of the Chemical Business include efforts to increase the non-seasonal sales volumes of Cherokee and El Dorado with an emphasis on customers that will accept the commodity risk inherent with natural gas and anhydrous ammonia; and

•	capital expenditures and the amounts thereof including the amounts relating to the NPDES permit and the sulfuric acid plant’s air emissions.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

There are no material legal proceedings pending against us and/or our subsidiaries not reported in Item 3 of our Form 10-K for year ended December 31, 2005 and Item 1 of Part II of our Form 10-Q for the quarter ended March 31, 2006, except for the following material developments to such proceedings that occurred during the second quarter of 2006 or the following matters which have been resolved or settled during the second quarter of 2006:

On December 4, 2003, the Company and Southwest Securities, Inc. (“Southwest”) entered into a letter agreement whereby the Company agreed to retain Southwest to assist the Company in obtaining financing for the Company. Southwest’s right to a fee under the Agreement was limited to a refinancing occurring during “a period of sixty days, to be extended if a transaction is ongoing.” A financing did not occur within sixty days of the date of the Agreement, nor was a funding transaction “ongoing” at the end of that period. In September 2004, more than ten months after the date of the Agreement between the Company and Southwest, ThermaClime borrowed $50 million from Orix Capital Markets, LLC (“Orix”). It was the Company’s position that the Orix financing transaction was not the result of any efforts by Southwest, nor was it the culmination of any negotiations or transaction commenced during the sixty-day term of the Agreement. Nonetheless, Southwest asserted that it was entitled to a fee of $1.7 million pursuant to the Agreement. The matter was settled on June 9, 2006 by the Company agreeing to pay $300,000.

The U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives (“ATF”) previously conducted an investigation at Chemex I Corp., formerly known as Slurry Explosive Corporation (“Chemex I”), a subsidiary of LSB Industries, Inc. (the “Company”). In August 2003, the Company learned that a federal grand jury for the District of Kansas was investigating Chemex I and certain of its former employees relating to the alleged violations of explosive storage and related regulations at its Hallowell, Kansas Facility. Following negotiations with the Assistant U.S. Attorney, on July 7, 2006, Chemex I entered into a Plea Agreement with the U. S. Government. Under the terms of the Plea Agreement, Chemex I pled guilty to one misdemeanor count of violating storage regulations and agreed to pay a fine of $50,000 to the U.S. Government. The U.S. District Court approved the Plea Agreement on July 7, 2006.

On July 18, 2006, Masinexportimport Foreign Trade Company (“MEI”) gave notice to the Company and a subsidiary of the Company alleging that it was owed $1,533,000 in connection with MEI’s attempted collection of 10 non-negotiable drafts payable to the order of MEI. The drafts are payable by Aerobit Ltd. (“Aerobit”), a non-U.S. company and at the time of issuance of the drafts was a subsidiary of the Company. Each of the drafts has a face value of $153,300, for an aggregate principal face value of $1,533,000. The drafts were issued in September 1992, and had a maturity date of December 31, 2001. Each draft was endorsed by LSB Corp., which, at the time of endorsement, was a subsidiary of the Company.

On October 22, 1990, a settlement agreement between the Company, its subsidiary Summit Machine Tool Manufacturing Corp. (“Summit”), and MEI (the “Settlement Agreement”), was entered into, and in connection with the Settlement Agreement, Summit issued to MEI obligations totaling $1,533,000. On May 16, 1992, the Settlement Agreement was rescinded by the Company, Summit, and MEI at the request of MEI, and replaced with an agreement purportedly substantially similar to the Settlement Agreement between MEI and Aerobit, pursuant to which MEI agreed to replace the original $1,533,000 of Summit’s obligations with Aerobit drafts totaling $1,533,000, endorsed by LSB Corp. Aerobit previously advised us that MEI has not fulfilled the requirements under the drafts for payment thereof.

All of the Company’s ownership interest in LSB Corp. was sold to an unrelated third party in September 2002. Further, all of the Company’s interest in Aerobit was sold to a separate unrelated third party, in a transaction completed on or before November 2002. Accordingly, neither Aerobit, which was the issuer of the drafts, nor LSB Corp., which was the endorser of the drafts, are currently subsidiaries of the Company.

Neither the Company nor any of its currently owned subsidiaries are makers or endorsers of the drafts in question. The Company is currently reviewing the facts relating to MEI’s alleged claim. The Company intends to vigorously defend itself in connection with this matter.

Item 1A. Risk Factors

Reference is made to Item 1A of our Form 10-K for the year ended December 31, 2005, for our discussion concerning risk factors. There are no material changes from the risk factors disclosed in our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table includes information relating to purchases of equity securities by the Company and affiliated purchasers, as defined, for the three months ended June 30, 2006.

Period	(a) Total number of shares of common stock purchased	(b) Average price paid per share of common stock	(c) Total number of shares of common stock purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares of common stock that may yet be purchased under the plans or programs
April 1, 2006 - April 30 2006	—	$—	—	—
May 1, 2006 - May 31, 2006	3,282	$8.91	—	—
June 1, 2006 - June 30, 2006	8,922	$8.20	—	—

Total	12,204	$8.39	—	—

During the second quarter of 2006, we received the above shares for payment of the exercise price of certain stock options exercised during this period. These shares are being held as treasury stock.

Item 3. Defaults upon Senior Securities

(b) Although dividends on our Series 2 Preferred are payable if and when declared by the Board of Directors, the terms of the Series 2 Preferred provide that dividends are cumulative. Our Board of Directors did not declare and we did not pay dividends on our outstanding Series 2 Preferred from June 1999 through December 2005. During each of the three months ended March 31, 2006 and June 30, 2006, our Board of Directors declared and we paid nominal dividends of $.10 per share on our outstanding Series 2 Preferred. The amount of the total arrearage of unpaid dividends on the outstanding Series 2 Preferred is $13.6 million as of June 30, 2006. If the September 15 dividend on the Series 2 Preferred is not paid, the amount of the total arrearage of unpaid dividends payable on the outstanding Series 2 Preferred will be $14.1 million.

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

At the request of Jayhawk, a special meeting was held on March 11, 2002 for the purpose of electing the two additional directors to our Board of Directors. Jayhawk selected Grant J. Donovan and Dr. N. Allen Ford to be the nominees to be elected by the holders of our Series 2 Preferred to our Board of Directors pursuant to the terms of the Series 2 Preferred. At this special meeting, the holders of the Series 2 Preferred, which Jayhawk owns a majority, elected Mr. Donovan and Dr. Ford to our Board of Directors, as permitted pursuant to the terms of the Series 2 Preferred.

Also our Board of Directors did not declare and pay the January 1 regular dividend on our Series B Preferred from 1999 through 2005. During each of the three months ended March 31, 2006 and June 30, 2006, our Board of Directors declared and we paid nominal dividends of $.37 per share on our outstanding Series B Preferred. The amount of dividends in arrears at June 30, 2006 related to the Series B Preferred is $1.5 million.

In addition, the amount of dividends in arrears related to our Series D Preferred is $0.2 million as of June 30, 2006.

Item 4. Submission of Matters to a Vote of Security Holders

At the Company’s 2006 Annual Meeting of Shareholders held on July 6, 2006, the following nominees to the Board of Directors were elected as directors of the Company:

Name	Number of Shares “For”	Number of Shares to “Withhold Authority”
Robert C. Brown, M.D.	13,704,871	18,090
Barry H. Golsen, J.D.	13,705,528	17,433
David R. Goss	13,705,821	17,140
John A. Shelley	13,702,801	20,160

Messrs. Brown, Golsen, Goss and Shelley had been serving on the Board of Directors at the time of the Annual Meeting and were reelected for a term of three years. The following are the directors whose terms of office continued after such Annual Meeting: Raymond B. Ackerman, Charles A. Burtch, Grant J. Donovan, N. Allen Ford, PH.D, Jack E. Golsen, Bernard G. Ille, Donald W. Munson, Horace G. Rhodes and Tony M. Shelby.

At the Annual Meeting, Ernst & Young, LLP, Independent Registered Public Accounting Firm, was appointed as independent auditors of the Company for 2006, as follows:

Number of Shares “For”	Number of Shares “Against”	Number of Abstentions and Broker Non-Votes
13,722,154	415	392

Item 5. Other Information

Not applicable

Item 6. Exhibits

(a)	Exhibits The Company has included the following exhibits in this report:

4.1	Wells Fargo Foothill consent, dated May 5, 2006 to the redemption of the Senior Notes by ThermaClime.

4.2	Consent of Orix Capital Markets, LLC and the Lenders of the Senior Credit Agreement, dated May 12, 2006, to the interest rate of a loan between LSB and ThermaClime and the utilization of the loan proceeds by ThermaClime and the waiver of related covenants.

31.1	Certification of Jack E. Golsen, Chief Executive Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 302.

31.2	Certification of Tony M. Shelby, Chief Financial Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 302.

32.1	Certification of Jack E. Golsen, Chief Executive Officer, furnished pursuant to Sarbanes-Oxley Act of 2002, Section 906.

32.2	Certification of Tony M. Shelby, Chief Financial Officer, furnished pursuant to Sarbanes-Oxley Act of 2002, Section 906.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly authorized, to sign this report on its behalf on this 10th day of August 2006.

LSB INDUSTRIES, INC.

By:	/s/ Tony M. Shelby
Tony M. Shelby Executive Vice President of Finance and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Jim D. Jones
Jim D. Jones Senior Vice President, Corporate Controller and Treasurer (Principal Accounting Officer)