Form 10-Q
period 2006-09-30
LSB INDUSTRIES INC
filed 2006-11-08
CIK 60714

LSB Industries, Inc.

Form 10-Q (9-30-2006)

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

__ None _ ___
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES   X     NO ___

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). [  ] Yes   [X]  No

The number of shares outstanding of the Registrant's voting common stock, as of October 31, 2006 was 14,525,618 shares, excluding 3,447,754 shares held as treasury stock.

FORM 10-Q OF LSB INDUSTRIES, INC.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Information at September 30, 2006 is unaudited)
ASSETS	September 30, 2006	December 31, 2005
(In Thousands)
Current assets:

Cash and cash equivalents	$480	$4,653

Restricted cash	564	177

Accounts receivable, net	75,051	49,437

Inventories:
Finished goods	19,697	23,342
Work in process	3,027	2,601
Raw materials	18,784	11,328
Total inventories	41,508	37,271

Supplies, prepaid items and other:
Prepaid insurance	991	3,453
Precious metals	7,793	4,987
Other	4,482	4,432
Total supplies, prepaid items and other	13,266	12,872

Total current assets	130,869	104,410

Property, plant and equipment, net	73,001	74,082

Other assets:
Debt issuance and other debt-related costs, net	3,096	2,573
Investment in affiliate	3,279	3,368
Goodwill	1,724	1,724
Other, net	2,430	2,806
Total other assets	10,529	10,471

	$214,399	$188,963

(Continued on following page)

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(Information at September 30, 2006 is unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY	September 30, 2006	December 31, 2005
(In Thousands)
Current liabilities:
Accounts payable	$36,074	$31,687
Short-term financing and drafts payable	364	2,790
Accrued liabilities	30,075	23,219
Current portion of long-term debt	5,641	3,348
Total current liabilities	72,154	61,044

Long-term debt	107,104	108,776

Other noncurrent liabilities	5,592	5,687

Contingencies (Note 11)

Stockholders' equity:
Series B 12% cumulative, convertible preferred stock, $100 par value; 20,000 shares issued and outstanding; aggregate liquidation preference of $3,597,800 ($3,440,000 in 2005)	2,000	2,000
Series 2 $3.25 convertible, exchangeable Class C preferred stock, $50 stated value; 621,950 shares issued (623,550 in 2005); aggregate liquidation preference of $45,139,908 ($43,963,406 in 2005)	31,097	31,177
Series D 6% cumulative, convertible Class C preferred stock, no par value; 1,000,000 shares issued; aggregate liquidation preference of $1,240,000 in 2006 and 2005	1,000	1,000
Common stock, $.10 par value; 75,000,000 shares authorized; 17,945,758 shares issued (17,082,265 in 2005)	1,795	1,708
Capital in excess of par value	62,263	57,547
Accumulated other comprehensive loss	(773)	(990)
Accumulated deficit	(49,400)	(61,738)
	47,982	30,704
Less treasury stock at cost:
Series 2 Preferred; 18,300 shares	797	797
Common stock; 3,447,754 shares (3,321,607 in 2005)	17,636	16,451
Total stockholders' equity	29,549	13,456

	$214,399	$188,963

(See accompanying notes)

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
Nine and Three Months Ended September 30, 2006 and 2005

Nine Months	Three Months
2006	2005	2006	2005
(In Thousands, Except Per Share Amounts)
Net sales	$367,864	$301,370	$123,847	$105,181
Cost of sales	299,787	251,368	100,280	87,448
Gross profit	68,077	50,002	23,567	17,733

Selling, general and administrative expense	46,028	39,078	16,735	13,181
Provisions for losses on accounts receivable	599	728	317	472
Other expense	706	148	15	(29)
Other income	(231)	(2,243)	(83)	(688)
Operating income	20,975	12,291	6,583	4,797

Interest expense	8,957	8,627	3,196	2,799
Non-operating other income, net	(565)	(1,525)	(68)	(67)
Income from continuing operations before provision for income taxes and equity in earnings of affiliate	12,583	5,189	3,455	2,065
Provision for income taxes	408	84	208	84
Equity in earnings of affiliate	(611)	(554)	(206)	(187)
Income from continuing operations	12,786	5,659	3,453	2,168

Net loss from discontinued operations (Note 11)	244	512	113	512
Net income	12,542	5,147	3,340	1,656

Preferred stock dividend requirements	(1,655)	(1,671)	(551)	(554)
Net income applicable to common stock	$10,887	$3,476	$2,789	$1,102

Weighted average common shares:
Basic	13,839	13,571	13,979	13,751

Diluted	21,058	15,147	21,346	15,984

Income per common share:
Basic:
Income from continuing operations	$.81	$.30	$.21	$.12
Net loss from discontinued operations	(.02)	(.04)	(.01)	(.04)
Net income	$.79	$.26	$.20	$.08

Diluted:
Income from continuing operations	$.65	$.26	$.18	$.10
Net loss from discontinued operations	(.01)	(.03)	(.01)	(.03)
Net income	$.64	$.23	$.17	$.07

(See accompanying notes)

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
Nine Months Ended September 30, 2006 and 2005

2006	2005
(In Thousands)
Cash flows from continuing operating activities:
Net income	$12,542	$5,147
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Net loss from discontinued operations	244	512
Gains on property insurance recoveries	-	(1,170)
Gains on sales of property and equipment	(10)	(759)
Depreciation of property, plant and equipment	8,428	7,947
Amortization	911	918
Provisions for losses on accounts receivables	599	728
Realization and reversal of losses on inventory	(905)	(993)
Provisions for impairment on long-lived assets	286	75
Provision for losses on firm sales commitments	500	-
Equity in earnings of affiliate	(611)	(554)
Distributions received from affiliate	700	313
Change in fair value of interest rate caps	11	197
Cash provided (used) by changes in assets and liabilities:
Accounts receivable	(25,858)	(19,233)
Inventories	(3,153)	(604)
Other supplies and prepaid items	(395)	2,578
Accounts payable	4,387	994
Customer deposits	1,894	(2,104)
Deferred rent expense	(550)	4,462
Other accrued and noncurrent liabilities	4,866	3,499
Net cash provided by continuing operating activities	3,886	1,953

Cash flows from continuing investing activities:
Capital expenditures	(8,036)	(11,305)
Proceeds from property insurance recoveries	-	2,438
Proceeds from sales of property and equipment	120	1,343
Proceeds from (deposits of) restricted cash	(387)	158
Other assets	(221)	(437)
Net cash used by continuing investing activities	(8,524)	(7,803)

(Continued on following page)

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)
Nine Months Ended September 30, 2006 and 2005

2006	2005
(In Thousands)
Cash flows from continuing financing activities:
Proceeds from revolving debt facilities	$343,633	$268,848
Payments on revolving debt facilities	(341,462)	(260,018)
Proceeds from 7% convertible debentures, net of fees	16,520	-
Acquisition of 10-3/4 % Senior Unsecured Notes	(13,300)	-
Proceeds from other long-term debt	-	1,764
Payments on other long-term debt	(2,153)	(2,391)
Proceeds from short-term financing and drafts payable	610	1,610
Payments on short-term financing and drafts payable	(3,036)	(4,484)
Acquisition of non-redeemable preferred stock	(95)	(451)
Dividends paid on preferred stock	(204)	-
Net proceeds from issuance of common stock	131	235
Net cash provided by continuing financing activities	644	5,113
Cash flows of discontinued operations:
Operating cash flows	(179)	-
Net decrease in cash	(4,173)	(737)

Cash and cash equivalents at beginning of period	4,653	1,020
Cash and cash equivalents at end of period	$480	$283

Supplemental cash flow information:

Noncash investing and financing activities:
Debt issuance costs	$1,480	$-
Long-term and other debt issued for property, plant and equipment	$19	$110
Debt issuance costs associated with 7% convertible debentures converted to common stock	$275	$-
7% convertible debentures converted to common stock	$3,750	$-

(See accompanying notes)

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1: Basis of Presentation The accompanying condensed consolidated financial statements include the accounts of LSB Industries, Inc. (the "Company", "We", "Us" or "Our") and its subsidiaries. We are a manufacturing, marketing and engineering company which is primarily engaged, through our wholly-owned subsidiary ThermaClime, Inc. (“ThermaClime”) and its subsidiaries, in the manufacture and sale of a broad range of geothermal and water source heat pumps and air handling products (the "Climate Control Business") and the manufacture and sale of chemical products (the "Chemical Business"). See Note 19-Segment Information. The Company and ThermaClime are holding companies with no significant assets or operations other than our investments in our subsidiaries. Entities that are 20% to 50% owned and for which we have significant influence are accounted for on the equity method. See Note 7-Investment in Affiliate. All material intercompany accounts and transactions have been eliminated.

In the opinion of management, the unaudited condensed consolidated financial statements of the Company as of September 30, 2006 and for the nine and three month periods ended September 30, 2006 and 2005 include all adjustments and accruals, consisting only of normal, recurring accrual adjustments which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.

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

Based on internal reviews of our accounting policies and financial presentation, we made a classification change relating to the financing portion of prepaid insurance in our 2005 condensed consolidated statement of cash flows. The effect of this classification change was an increase to net cash provided by changes in accounts payable and continuing operating activities of $2,902,000 and an increase in proceeds from short-term financing and drafts payable of $1,306,000 and an increase in payments on short-term financing and drafts payable of $4,208,000 resulting in a decrease in net cash provided by continuing financing activities of $2,902,000. This classification change did not affect our condensed consolidated statements of income for the nine and three months ended September 30, 2005.

Note 2: Recently Issued Accounting Pronouncement In September 2006, the FASB completed a project to clarify guidance on the accounting for planned major maintenance activities (“Turnarounds”). The FASB issued FASB Staff Position No. AUG AIR-1 (“FSP”) which eliminates the accrue-in-advance method of accounting for Turnarounds. In addition, the adoption of the provisions in the FSP is to be considered a change in accounting principle with retrospective application as described in SFAS 154-Accounting Changes and Error Corrections, if practical. The FSP becomes effective for us on January 1, 2007. We currently are using the accrue-in-advance method for Turnarounds that is eliminated under the FSP. There are three other acceptable accounting methods for Turnarounds that we may adopt. Currently, we have not made the decision on which method we will adopt. As a result, we are unable to determine the impact the FSP will have on our condensed consolidated financial statements.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3: Accounts Receivable
September 30, 2006	December 31, 2005
(In Thousands)
Trade receivables	$76,178	$51,096
Other	1,340	1,021
	77,518	52,117
Allowance for doubtful accounts	(2,467)	(2,680)
	$75,051	$49,437

Note 4: Inventories Inventories are priced at the lower of cost or market, with cost being determined using the first-in, first-out basis. Finished goods and work-in-process inventories include material, labor, and manufacturing overhead costs. At September 30, 2006 and December 31, 2005, inventory reserves for certain slow-moving inventory items (primarily Climate Control products) were $905,000 and $1,028,000, respectively. In addition, inventory reserves for certain nitrogen-based inventories produced by our Chemical Business were $285,000 and $1,395,000 at September 30, 2006 and December 31, 2005, respectively, because cost exceeded the net realizable value.

Changes in our inventory reserves are as follows:
Nine Months Ended September 30,	Three Months Ended September 30,
2006	2005	2006	2005
(In Thousands)
Balance at beginning of period	$2,423	$2,185	$1,556	$1,269
Add: Provision for (realization and reversal of) losses	(905)	(993)	(366)	(77)
Deduct: Write-offs/disposals	(328)	-	-	-
Balance at end of period	$1,190	$1,192	$1,190	$1,192

The realization and reversal of losses are reductions to cost of sales in the accompanying condensed consolidated statements of income.

Note 5: Precious Metals Precious metals are used as a catalyst in the Chemical Business manufacturing process. Precious metals are carried at cost, with cost being determined using the first-in, first-out (“FIFO”) basis. As of September 30, 2006 and December 31, 2005, precious metals were $7,793,000 and $4,987,000, respectively, and are included in supplies, prepaid items and other in the accompanying condensed consolidated balance sheets. Because some of the catalyst consumed in the production process cannot be readily recovered and the amount and timing of recoveries are not predictable, we follow the practice of expensing precious metals as they are consumed. For the nine months ended September 30, 2006 and 2005, the amounts expensed for precious metals were approximately $4,039,000 and $2,615,000, respectively. For the three months ended September 30, 2006 and 2005, the amounts expensed were approximately $1,370,000 and $903,000, respectively. These precious metals expenses are included in cost of sales in the accompanying condensed consolidated statements of income.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Occasionally, during major maintenance or capital projects, we may be able to perform procedures to recover precious metals (previously expensed) which have accumulated over time within the manufacturing equipment. For the nine months ended September 30, 2006 and 2005, we recognized recoveries of precious metals at historical FIFO costs of approximately $2,392,000 and $1,178,000, respectively. For the three months ended September 30, 2006, we recognized recoveries of precious metals at historical FIFO costs of approximately $1,267,000 (none for the same period in 2005). These recoveries are reductions to cost of sales.

Note 6: Debt Issuance and Other Debt-Related Costs, net Debt issuance and other debt-related costs are amortized over the term of the associated debt instrument except for the cost of interest rate caps (discussed below). Such costs, which are included in supplies, prepaid items and other and other assets in the accompanying condensed consolidated balance sheets, were $3,096,000 and $2,583,000, net of accumulated amortization, as of September 30, 2006 and December 31, 2005, respectively.

As discussed in (C) of Note 10-Long-Term Debt, during the nine months ended September 30, 2006, we incurred debt issuance costs of $1,480,000 relating to our 7% Convertible Senior Subordinated Debentures due 2011 (the “Debentures”). During September 2006, a portion of the Debentures were converted into our common stock. As a result of the conversions, approximately $275,000 of the debt issuance costs, net of amortization, associated with the Debentures were charged against capital in excess of par value.

In 2005, we purchased two interest rate cap contracts for a cost of $590,000. These contracts are free-standing derivatives and are accounted for on a mark-to-market basis in accordance with Statement of Financial Accounting Standards (“SFAS”) No.133. See discussion in Note 14-Derivatives, Hedges and Financial Instruments.

Note 7: Investment in Affiliate Cepolk Holding, Inc. (“CHI”), a subsidiary of the Company, is a limited partner and has a 50% equity interest in Cepolk Limited Partnership (“Partnership”) which is accounted for on the equity method. The Partnership owns an energy savings project located at the Ft. Polk Army base in Louisiana (“Project”). At September 30, 2006 and December 31, 2005, our investment was $3,279,000 and $3,368,000, respectively. For the nine months ended September 30, 2006 and 2005, distributions received from this affiliate were $700,000 and $313,000, respectively. The Partnership and general partner to the Partnership is indebted to Prudential Insurance Company of America (“Lender”), as construction and term lender to the Project, in the current amount of approximately $6,500,000 (“Loan”), with a term extending to December 2010. CHI has pledged its limited partnership interest in the Partnership to the Lender as part of the Lender’s collateral securing all obligations under the Loan. This guarantee and pledge is limited to CHI’s limited partnership interest and does not expose CHI or the Company to liability in excess of CHI’s limited partnership interest. No liability has been established for this pledge since it was entered into prior to FASB Interpretation No. 45. CHI has no recourse provisions or available collateral that would enable CHI to recover its partnership interest should the Lender be required to perform under this pledge.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Summarized financial information of the Partnership is as follows (in thousands):
September 30,	December 31,
2006	2005
Current assets	$2,336	$2,610
Noncurrent assets	$7,573	$8,327
Current liabilities	$1,789	$1,699
Noncurrent liabilities	$4,935	$5,872
Partners’ capital	$3,185	$3,366

Nine Months Ended September 30,	Three Months Ended September 30,
2006	2005	2006	2005
Total revenues	$3,324	$3,270	$1,108	$1,090
Operating income	$1,654	$1,644	$553	$548
Net income	$1,219	$1,108	$412	$375

Note 8: Product Warranty Our Climate Control Business sells equipment that has an expected life, under normal circumstances and use that extends over several years. As such, we provide warranties after equipment shipment/start-up covering defects in materials and workmanship.

Generally, the base warranty coverage for most of the manufactured equipment in the Climate Control Business is limited to eighteen months from the date of shipment or twelve months from the date of start-up, whichever is shorter, and to ninety days for spare parts. The warranty provides that most equipment is required to be returned to the factory or its authorized representative and the warranty is limited to the repair and replacement of the defective product, with a maximum warranty of the refund of the purchase price. Furthermore, companies within the Climate Control Business generally disclaim and exclude warranties related to merchantability or fitness for any particular purpose and disclaim and exclude any liability for consequential or incidental damages. In some cases, the customer may purchase or a specific product may be sold with an extended warranty. The above discussion is generally applicable to such extended warranties, but variations do occur depending upon specific contractual obligations, to certain system components, and local laws.

Our accounting policy and methodology for warranty arrangements is to periodically measure and recognize the expense and liability for such warranty obligations using a percentage of net sales, based upon our historical warranty costs. It is possible that future warranty costs could exceed our estimates.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Changes in our product warranty obligation are as follows:
Nine Months Ended September 30,	Three Months Ended September 30,
2006	2005	2006	2005
(In Thousands)
Balance at beginning of period	$2,302	$1,999	$2,931	$2,247
Add: Charged to costs and expenses	2,085	1,484	869	493
Deduct: Costs incurred	(1,005)	(1,048)	(418)	(305)
Balance at end of period	$3,382	$2,435	$3,382	$2,435

Note 9: Accrued Liabilities
September 30, 2006	December 31, 2005
(In Thousands)
Accrued payroll and benefits	$5,158	$3,519
Deferred rent expense	4,559	5,109
Customer deposits	3,821	1,927
Accrued commissions	2,197	1,406
Accrued property and franchise taxes	2,055	1,902
Current portion of accrued warranty	1,786	1,282
Current portion of plant turnaround costs	1,720	1,249
Accrued insurance	1,384	1,426
Accrued precious metals costs	1,348	680
Current portion of accrued environmental costs	1,168	459
Other	4,879	4,260
	$30,075	$23,219

Note 10: Long-Term Debt
September 30, 2006	December 31, 2005
(In Thousands)
Senior Secured Loan due 2009 (A)	$50,000	$50,000
Working Capital Revolver Loan due 2009 - ThermaClime (B)	34,239	31,975
7% Convertible Senior Subordinated Notes due 2011 (C)	14,250	-
10-3/4% Senior Unsecured Notes due 2007 (C)	-	13,300
Other, with interest at rates of 2% to 11.76%, most of which is secured by machinery, equipment and real estate	14,256	16,849
	112,745	112,124
Less current portion of long-term debt	5,641	3,348
Long-term debt due after one year	$107,104	$108,776

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

The Senior Secured Loan accrues interest at the applicable LIBOR rate, as defined, plus an applicable LIBOR margin, as defined or, at the election of the Borrowers, the alternative base rate, as defined, plus an applicable base rate margin, as defined, with the annual interest rate not to exceed 11% or 11.5% depending on the leverage ratio. At September 30, 2006, the effective interest rate was 11%.

The Borrowers are subject to numerous covenants under the Senior Secured Loan agreement including, but not limited to, limitation on the incurrence of certain additional indebtedness and liens, limitations on mergers, acquisitions, dissolution and sale of assets, and limitations on declaration of dividends and distributions to us, all with certain exceptions. The Borrowers are also subject to a minimum fixed charge coverage ratio, measured quarterly on a trailing twelve-month basis. The Borrowers’ fixed charge coverage ratio exceeded the required ratio for the twelve-month period ended September 30, 2006. The maturity date of the Senior Secured Loan can be accelerated by the Lender upon the occurrence of a continuing event of default, as defined.

The Senior Secured Loan agreement includes a prepayment fee equal to 1% of the principal amount should the Borrowers elect to prepay any principal amount prior to September 15, 2007 but is eliminated thereafter.

The Senior Secured Loan is secured by (a) a first lien on (i) certain real property and equipment located at the El Dorado, Arkansas plant (“El Dorado Facility”), (ii) certain real property and equipment located at the Cherokee, Alabama plant (“Cherokee Facility”), (iii) certain equipment of the Climate Control Business, and (iv) the equity stock of certain of ThermaClime’s subsidiaries, and (b) a second lien on the assets upon which ThermaClime’s Working Capital Revolver lender has a first lien. The carrying value of the pledged assets is approximately $189 million at September 30, 2006. The Senior Secured Loan is guaranteed by the Company and is also secured with the stock of ThermaClime.

(B)   In April 2001, ThermaClime and its subsidiaries ("the Borrowers") entered into a $50 million revolving credit facility (the "Working Capital Revolver Loan") that provides for advances based on specified percentages of eligible accounts receivable and inventories for ThermaClime, and its subsidiaries. Effective February 28, 2005, the Working Capital Revolver Loan was amended which, among other things, extended the maturity date to April 2009 and removed a subjective acceleration clause. The Working Capital Revolver Loan, as amended, accrues interest at a base rate (generally equivalent to the prime rate) plus .75% or LIBOR plus 2%. The interest rate at September 30, 2006 was 6.89% considering the impact of the interest rate cap contracts discussed below. Interest is paid

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

monthly. The facility provides for up to $8.5 million of letters of credit. All letters of credit outstanding reduce availability under the facility. Amounts available for additional borrowing under the Working Capital Revolver Loan at September 30, 2006 were $12 million. Under the Working Capital Revolver Loan, as amended, the lender also requires the borrowers to pay a letter of credit fee equal to 1% per annum of the undrawn amount of all outstanding letters of credit, an unused line fee equal to .5% per annum for the excess amount available under the facility not drawn and various other audit, appraisal and valuation charges.

In March 2005, we purchased two interest rate cap contracts which set a maximum three-month LIBOR base rate of 4.59% on $30 million and mature on March 29, 2009. See Note 14 - Derivatives, Hedges and Financial Instruments.

The lender may, upon an event of default, as defined, terminate the Working Capital Revolver Loan and make the balance outstanding due and payable in full. The WorkingCapital Revolver Loan is secured by receivables, inventories and intangibles of all the ThermaClime entities other than DSN Corporation and El Dorado Nitric Company and its subsidiaries ("EDNC") and a second lien on certain real property and equipment. EDNC is neither a borrower nor guarantor of the Working Capital Revolver Loan. The carrying value of the pledged assets is approximately $172 million at September 30, 2006.

A prepayment premium equal to 2% of the facility is due to the lender should the borrowers elect to prepay the facility prior to April 13, 2007. This premium is reduced to 1% during the following twelve-month period and is eliminated thereafter.

The Working Capital Revolver Loan, as amended, requires ThermaClime and its Climate Control Business to maintain quarterly earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined, on a trailing twelve-month basis. ThermaClime and its Climate Control Business's EBITDA for the twelve-month period ended September 30, 2006 were in excess of the required amounts. The trailing twelve-month EBITDA requirement for the remainder of 2006 is $16.4 million for ThermaClime and $10 million for the Climate Control Business. The Working Capital Revolver Loan also requires ThermaClime to achieve an annual fixed charge coverage ratio and limits capital expenditures, as defined, measured quarterly on a trailing twelve-month basis. The Working Capital Revolver Loan also contains covenants that, among other things, limit the Borrowers' (which does not include the Company) ability to: (a) incur additional indebtedness, (b) incur liens, (c) make restricted payments or loans to affiliates who are not Borrowers, (d) engage in mergers, consolidations or other forms of recapitalization, (e) dispose assets, or (f) repurchase ThermaClime's 10-3/4% Senior Unsecured Notes (the “Notes”). The Working Capital Revolver Loan also requires all collections on accounts receivable be made through a bank account in the name of the lender or their agent.

In connection with the redemption of the Notes in July 2006 as discussed in (C) below, the lenders of the Working Capital Revolver Loan and the Senior Secured Loan provided consents to permit ThermaClime to borrow $6.4 million from LSB for the purpose of redeeming the Notes.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

   (C)   On March 14, 2006, we completed a private placement to six qualified institutional buyers pursuant to which we sold $18 million aggregate principal amount of our 7% Convertible Senior Subordinated Debentures due 2011 (the “Debentures”). We used a placement agent for this transaction which we paid a fee of 6% of the aggregate gross proceeds received in the financing. Other offering expenses in connection with the transaction were $.4 million. As a result, the total debt issuance costs related to this transaction were $1.5 million. Interest on the Debentures is payable semi-annually in arrears on March 1 and September 1 of each year which began September 1, 2006.

Jayhawk Capital Management, L.L.C. and its affiliates (together “Jayhawk”) purchased $1 million principal amount of the Debentures. Prior to the closing of the private placement, Jayhawk owned beneficially approximately 17.4% of our common stock (of which 10% relates to shares issuable upon conversion of our preferred stock at a conversion price of $11.55 per share and exercise of an outstanding warrant for up to 112,500 shares at an exercise price of $3.49 per share).

The Debentures are convertible by holders, in whole or in part, into shares of the Company’s common stock prior to their maturity on March 1, 2011. Holders of debentures electing to convert all or any portion of a debenture will obtain the following conversion rate per $1,000 principal amount of debentures during the dates indicated:

Shares Per $1,000 Principal Amount	Conversion Price Per Share

September 1, 2006 - February 28, 2007	141.25	$7.08
March 1, 2007 - August 31, 2007	141.04	$7.09
September 1, 2007 - February 29, 2008	137.27	$7.28
March 1, 2008 - August 31, 2008	133.32	$7.50
September 1, 2008 - February 28, 2009	129.23	$7.74
March 1, 2009 - March 1, 2011	125.00	$8.00

The conversion rates will be adjusted to reflect dividends, stock splits, issuances of rights to purchase shares of common stock and other events, as set forth in the Indenture.

During September 2006, $3.75 million of the Debentures were converted into 529,688 shares of our common stock at the conversion price of $7.08 per share. One of the conversions related to an offer received from a holder and accepted by us which included additional consideration of $87,500 to be paid to the holder. Because the offer met the criteria within SFAS 84-Induced Conversions of Convertible Debt, the additional consideration was expensed.

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

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Debentures may be redeemed by us beginning March 1, 2009, under certain conditions. The redemption price is payable at our option in cash or, subject to certain conditions, in shares of our common stock. At maturity, we may elect to pay up to one-half of the principal amount of the Debentures, plus accrued and unpaid interest due thereon, in shares of our common stock under certain conditions; provided that payment of a portion of the principal amount in common stock is subject to shareholder approval. If we pay the redemption price on any portion of the Debentures at maturity on our common stock, our common stock is to be valued for those purposes at 95% of the weighted average of the closing sales price of our common stock for the 20 consecutive trading days ending on the 5th trading day prior to the applicable redemption date or maturity date.

We have used substantially all of the net proceeds from the sale of the Debentures for the redemption or purchase of our higher interest rate debt or debt of our subsidiaries, including the Notes. The remaining balance was used for general corporate purposes. Approximately $13.6 million of the net proceeds have been used to purchase or redeem all of the outstanding Notes held by unrelated third parties and Jayhawk at ThermaClime’s carrying value (which includes $1 million that was held by Jayhawk) including accrued interest of $.3 million. Approximately $6.95 million of the Notes held by LSB remain outstanding for ThermaClime.

Note 11: Contingencies We accrue for contingent losses when such losses are probable and reasonably estimable. In addition, we recognize contingent gains when such gains are realizable.

Following is a summary of certain legal matters and other contingencies involving the Company:

A.	Environmental Matters

Our operations are subject to numerous environmental laws (“Environmental Laws”) and to other federal, state and local laws regarding health and safety matters (“Health Laws”). In particular, the manufacture and distribution of chemical products are activities which entail environmental risks and impose obligations under the Environmental Laws and the Health Laws, many of which provide for certain performance obligations, substantial fines and criminal sanctions for violations. There can be no assurance that material costs or liabilities will not be incurred by us in complying with such laws or in paying fines or penalties for violation of such laws. The Environmental Laws and Health Laws and enforcement policies thereunder relating to our Chemical Business have in the past resulted, and could in the future result, in compliance expenses, cleanup costs, penalties or other liabilities relating to the handling, manufacture, use, emission, discharge or disposal of pollutants or other substances at or from our facilities or the use or disposal of certain of its chemical products. Historically, significant expenditures have been incurred by subsidiaries within our Chemical Business in order to comply with the Environmental Laws and Health Laws and are reasonably expected to be incurred in the future.

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

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

In order to discharge its wastewater from the El Dorado Facility and to more consistently meet the June 2007 permit limits for metals and dissolved minerals, the El Dorado Facility conducted a study of the adjacent stream to determine whether a permit modification of the metals and dissolved mineral permit limits is appropriate. On September 22, 2006, the Arkansas Pollution Control and Ecology Commission (“Commission”) approved the results of the study that showed that the proposed permit modification is appropriate. This effectiveness of the permit modification, as approved by the Commission, is subject to a 60 day public comment period and public hearing. If the El Dorado Facility receives a permit modification from the ADEQ and is able to discharge its wastewater directly, then we estimate the remaining capital expenditures to meet the requirements of the NPDES permit to be minimal. Accordingly, discharge of wastewater directly from the El Dorado Facility appears at this time to be the most likely wastewater discharge option, although there is no assurance that this option will ultimately be made available to the El Dorado Facility.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The El Dorado Facility has submitted an application to the City which, if approved, would allow the El Dorado Facility to tie-in to the City’s sanitary sewer system and become an industrial customer of the City. This option would require a capital expenditure for the tie-in plus a monthly sewer charge based upon the total gallons discharged. While a feasible option, this option has been put in abeyance while the El Dorado Facility concentrates on reducing its effluent levels to allow continued discharge to the existing location.

For the past several years, the El Dorado Facility has planned to utilize a joint pipeline to be built by the City to discharge its wastewater. The City has approved the construction of a joint pipeline, but the City’s construction of the pipeline is subject to the City receiving a permit from the ADEQ. The ADEQ has not issued the necessary permit to discharge wastewater into the pipeline and, as a result, this has caused a delay of unknown duration in construction of the pipeline. During March 2006, the ADEQ issued a draft permit to the City for the joint pipeline, and a public hearing occurred in May 2006 to receive public comments. It is expected that a final permit will be issued in the near future. However, a group of residents opposed to the pipeline could appeal the final permit when issued. The pipeline will not be available by the June 1, 2007 deadline. The ADEQ has stated to the El Dorado Facility that since the direct discharge of wastewater appears promising, the ADEQ has declined to allow an extension of compliance deadlines that would coincide with a delayed construction schedule for the City’s planned joint wastewater pipeline.

The estimated remaining capital expenditures to meet the requirements of the NPDES permit ranges from minimal to $3.3 million, depending on which option that the El Dorado Facility must utilize. If the El Dorado Facility participates in the City’s joint pipeline, the El Dorado Facility will be obligated to pay an additional $2 million for its pro-rata portion of the City’s pipeline engineering and construction costs.

In addition, the El Dorado Facility has entered into a consent administrative order (“CAO”) that recognizes the presence of nitrate contamination in the shallow groundwater at the El Dorado Facility. A new CAO is being completed to address the shallow groundwater contamination, which will include an evaluation of the current conditions and remediation based upon a risk assessment. The final remedy for shallow groundwater contamination, should any remediation be required, will be selected pursuant to the new CAO and based upon the risk assessment. There are no known users of this shallow groundwater in the area, and preliminary risk assessments have not identified any public health risk that would require remediation. As an interim measure, the El Dorado Facility has installed two recovery wells to recycle ground water and to recover nitrates. The cost of any additional remediation that may be required will be determined based on the results of the investigation and risk assessment and cannot currently be reasonably estimated. Therefore, no liability has been established at September 30, 2006.

2.	Air Matters

Under the terms of a consent administrative order relating to air matters (“AirCAO”), which became effective in February 2004, resolving certain air regulatory alleged violations associated with the El Dorado Facility’s sulfuric acid plant and certain other alleged air emission violations, the El Dorado Facility is required to implement additional air emission controls at the El Dorado Facility no later than six years from the effective date of the AirCAO. The ultimate cost of any

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

technology changes required cannot presently be determined but is believed to cost between $1.5 million to $4 million of capital expenditures, depending on the technology changes as may be required.

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

In connection with the sale of substantially all of the operating assets of Slurry and Universal Tech Corporation (“UTeC”) in December 2002, which was accounted for as discontinued operations, both subsidiaries within our Chemical Business, UTeC leased the Hallowell Facility to the buyer under a triple net long-term lease agreement. However, Slurry retained the obligation to be responsible for, and perform the activities under, the Slurry Consent Order. In addition, certain of our subsidiaries agreed to indemnify the buyer of such assets for these environmental matters. The successor (“Chevron”) of the prior owner of the Hallowell Facility has agreed, within certain limitations, to pay one-half of the costs of certain interim remediation measures at the site approved by the KDHE, subject to reallocation.

As a result of meetings with the KDHE, we recorded a provision of $512,000 for our share of these additional estimated costs for the nine and three months ended September 30, 2005. In addition, during the first nine months of 2006, additional costs were estimated due to requirements by the KDHE to further investigate and delineate the site. As a result, for the nine and three months ended September 30, 2006, we recorded provisions of $194,000 and $113,000, respectively, for our share of these estimated costs. The above provisions are classified as discontinued operations (in accordance with SFAS 144) in the accompanying condensed consolidated statements of income (there are no income tax benefits related to this expense). At September 30, 2006, our liability (which is included in other current and noncurrent accrued liabilities) in connection with this remediation matter is $1,485,000 and our receivable (which is included in accounts receivable and other assets) from Chevron for one-half of these costs is $743,000. These amounts are not discounted to their present value. It is reasonably possible that a change in estimate of our liability and receivable will occur in the near term. It is expected that the soil remediation will be completed during the first half of 2007 followed by up to five years of ground water monitoring.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

B. Other Pending, Threatened or Settled Litigation

1.	Climate Control Business

Trison Construction, Inc. (“Trison”), a subsidiary within our Climate Control Business, entered into a contract with Johnson Controls, Inc. (“JCI”) to design, remove and install selected components on existing air conditioning systems at a project in Oklahoma (“Project”). JCI alleged that Trison’s work on the Project contained certain defects and purported inadequacies and claimed that Trison defaulted on its contract with JCI. JCI made demand under Trison’s performance bond seeking recovery of costs alleged to have been required to correct and complete Trison’s work under its contract with JCI. In June 2004, JCI filed for arbitration with the American Arbitration Association claiming damages in the amount of approximately $1.7 million. Trison denied that its work was defective or otherwise incomplete.

On January 16, 2006, the arbitrator issued his Interim Award finding in favor of Trison and against JCI on all allegations. See Note 21 - Subsequent Events discussing the issuance of the arbitrator’s Final Award confirming and reaffirming his January 16, 2006, interim award in favor of Trison, and awarding to Trison approximately $1.2 million in attorneys’ fees and costs incurred to defend against JCI’s claims. We have spent approximately $1.4 million in attorneys’ fees and expenses in connection with this arbitration as of September 30, 2006.

There was no accounting recognition for the interim or final award as of September 30, 2006. When the final award is realized, it will be recorded in the financial statements at that time.

2.	Chemical Business

In 2005, El Dorado Chemical Company (“EDC”), a subsidiary in the Company’s Chemical Business, sued the general partners of Dresser Rand Company, Ingersoll-Rand Company and DR Holdings Corp., and an individual employee of Dresser Rand Company, in connection with its faulty repair of a hot gas expander of EDC’s DMW nitric acid plant. As a result of defects in the repair, on October 8, 2004, the hot gas expander failed, leading to a fire at the DMW plant. The lawsuit is styled El Dorado Chemical Company, et al v. Ingersoll-Rand Company (NJ), et al. in the Union County Arkansas Circuit Court.

The complaint alleged that negligent repair led to the hot gas expander failure and resulting fire, and claimed $5 million for property damage to the DMW plant and $5 million in lost profits while the DMW plant was down for repair. The Defendants claimed that a limitation of liability clause in a purchase order of Dresser Rand Company, the general partnership, applies, effectively limiting damages to the amount of the purchase order, approximately $.1 million. The complaint named only the general partners and an individual supervisory employee of Dresser Rand Company.

See Note 21-Subsequent Events for discussing the jury verdict awarding EDC approximately $9.8 million in damages. There has been no accounting recognition for the jury award as of September 30, 2006. When the jury award is realized, it will be recorded in the financial statements at that time.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Cherokee has filed suit against Meecorp Capital Markets, LLC (“Meecorp”) and Lending Solutions, Inc. in Alabama State Court, in Etowah County, Alabama, for recovery of actual damages of $140,000 plus punitive damages, relating to a loan transaction. Meecorp counterclaimed for the balance of an alleged commitment fee of $100,000, an alleged equity kicker of $200,000 and $3,420,000 for loss of opportunity. Cherokee is vigorously pursuing this matter, and counsel for Cherokee has advised that they believe there is a substantial likelihood Cherokee will recover from the defendants and that the likelihood of Meecorp recovering from Cherokee is remote.

3.	Other

Zeller Pension Plan

In February 2000, the Company’s Board of Directors authorized management to proceed with the sale of the automotive products business, since the automotive products business was no longer a “core business” of the Company. In May 2000, the Company sold substantially all of its assets in its automotive products business. After the authorization by the board, but prior to the sale, the automotive products business purchased the assets and assumed certain liabilities of Zeller Corporation (“Zeller”). The liabilities of Zeller assumed by the automotive products business included Zeller’s pension plan, which is not a multi-employer pension plan. In June 2003, the principal owner (“Owner”) of the buyer of the automotive products business was contacted by a representative of the Pension Benefit Guaranty Corporation (“PBGC”) regarding the plan. The Owner was informed by the PBGC of a possible under-funding of the plan and a possible takeover of the plan by the PBGC. The PBGC previously advised the Company that the PBGC may consider the Company to be potentially liable for the under-funding of the Zeller Plan in the event that the plan is taken over by the PBGC and alleged that the under-funding is approximately $600,000. However, the Company’s ERISA counsel was recently verbally informed by a PBGC representative that he would probably recommend no further action by the PBGC with respect to the Company’s involvement with the Zeller plan. There are no assurances that such recommendation, will be made or, if made, will be accepted by the PBGC.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

MEI Drafts

On July 18, 2006, Masinexportimport Foreign Trade Company (“MEI”) gave notice to the Company and a subsidiary of the Company alleging that it was owed $1,533,000 in connection with MEI’s attempted collection of 10 non-negotiable bank drafts payable to the order of MEI. The bank drafts were issued by Aerobit Ltd. (“Aerobit”), a non-U.S. company and at the time of issuance of the bank drafts was a subsidiary of the Company. Each of the bank drafts has a face value of $153,300, for an aggregate principal face value of $1,533,000. The bank drafts were issued in September 1992, and had a maturity date of December 31, 2001. Each bank draft was endorsed by LSB Corp., which, at the time of endorsement, was a subsidiary of the Company.

On October 22, 1990, a settlement agreement between the Company, its subsidiary Summit Machine Tool Manufacturing Corp. (“Summit”), and MEI (the “Settlement Agreement”), was entered into, and in connection with the Settlement Agreement, Summit issued to MEI obligations totaling $1,533,000. On May 16, 1992, the Settlement Agreement was rescinded by the Company, Summit, and MEI at the request of MEI, and replaced with an agreement purportedly substantially similar to the Settlement Agreement between MEI and Aerobit, pursuant to which MEI agreed to replace the original $1,533,000 of Summit’s obligations with Aerobit bank drafts totaling $1,533,000, endorsed by LSB Corp. Aerobit previously advised us that MEI has not fulfilled the requirements under the bank drafts for payment thereof.

All of the Company’s ownership interest in LSB Corp. was sold to an unrelated third party in September 2002. Further, all of the Company’s interest in Aerobit was sold to a separate unrelated third party, in a transaction completed on or before November 2002. Accordingly, neither Aerobit, which was the issuer of the bank drafts, nor LSB Corp., which was the endorser of the bank drafts, are currently subsidiaries of the Company.

Neither the Company nor any of its currently owned subsidiaries are makers or endorsers of the bank drafts in question. The Company is currently reviewing the facts relating to MEI’s alleged claim. The Company intends to vigorously defend itself in connection with this matter. No liability has been established relating to these bank drafts as of September 30, 2006.

Business Interruption and Property Insurance Claims

Beginning in October 2004 and continuing into June 2005, the Chemical Business’ results were adversely affected as a result of the loss of production due to a mechanical failure of one of the four nitric acid plants at the El Dorado, Arkansas plant. The plant was restored to normal production in June 2005. We filed a property damage insurance claim for $3.8 million, net of a $1 million deductible. We also filed a business interruption claim for $5 million, net of the forty-five day waiting period. As of September 30, 2006, the insurers have paid claims totaling $5.5 million. The insurers are contesting our remaining claims.

On March 23, 2006, we filed a lawsuit in Federal Court in the Western District of Arkansas, El Dorado Division, to collect amounts from our insurers to which we believe we are owed under the policy. The total amount claimed under the lawsuit which includes business interruption and property claims, is approximately $2.5 million, plus attorney fees. Additional recoveries, if any, will be recognized when realized.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Securities and Exchange Commission Inquiry

The Securities and Exchange Commission (“SEC”) made an informal inquiry to the Company by letter dated August 15, 2006. The inquiry relates to the restatement of the Company’s financial statements for the year ending December 31, 2004 and accounting matters relating to the change in inventory accounting from LIFO to FIFO. The Company responded to the inquiry on September 19, 2006. At the present time the informal inquiry is not a pending proceeding nor does it rise to the level of a government investigation. Until further communication and clarification with the SEC, if any, the Company is unable to determine (a) if the inquiry will ever rise to the level of an investigation or proceeding, or (b) the materiality to the Company’s financial position with respect to enforcement actions, if any, the SEC may have available to it.

We are also involved in various other claims and legal actions which in the opinion of management, after consultation with legal counsel, if determined adversely to us, would not have a material effect on our business, financial condition or results of operations.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 12: Stockholders' Equity The table below provides detail (in thousands) of activity in the stockholders' equity accounts for the nine months ended September 30, 2006:

Common Stock Shares	Non- Redeemable Preferred Stock	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock-Preferred	Treasury Stock-Common	Total
Balance at December 31, 2005		17,082	$34,177	$1,708	$57,547	$(990)	$(61,738)	$(797)	$(16,451)	$13,456

Net income							12,542			12,542
Amortization of cash flow hedge (Note 14)						217				217
Total comprehensive income										12,759
Dividends paid on preferred stock (Note 15)							(204)			(204)
Conversion of Debentures to common stock (Notes 6 and 10)		530		53	3,431					3,484
Exercise of stock options		326		33	1,283				(1,185)	131
Acquisition of 1,600 shares of non-redeemable preferred stock			(80)		(15)					(95)
Conversion of 188 shares of redeemable preferred stock to common stock		8		1	17					18
Balance at September 30, 2006	(1)	17,946	$34,097	$1,795	$62,263	$(773)	$(49,400)	$(797)	$(17,636)	$29,549

(1)	Includes 3,447,754 shares of the Company's common stock held in treasury. The outstanding shares of the Company's common stock at September 30, 2006 not held in treasury were 14,498,004.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 13: Stock Options As of September 30, 2006, we have several Qualified and Non-Qualified Stock Option Plans. Effective January 1, 2006, we account for those plans in accordance with SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). During 2005, we accounted for those plans under the recognition and measurement principles of APB Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related interpretations. Under APB 25, stock-based compensation cost was not usually reflected in our results of operations, as the majority of all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. No options were granted during the first nine months of 2006 and 2005.

On June 19, 2006, the Executive Compensation and Option Committee of our Board of Directors granted 450,000 shares of non-qualified stock options to certain employees, which are subject to shareholders’ approval. The option price of these options is $8.01 per share which is based on the market value of our common stock at the date of authorization. These options will vest over a ten-year period at a rate of 10% per year and expire on September 16, 2016 with certain restrictions. Under SFAS 123(R), the fair value for these options will be estimated, using an option pricing model, as of the date we receive shareholders’ approval which is currently expected to be no later than our 2007 annual shareholders’ meeting. In general, a ratable portion of the total estimated fair value relating to these options will be charged to selling, general, and administrative expense (“SG&A”) at the date of shareholders’ approval and the remaining balance amortized to SG&A over the options’ remaining vesting period.

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

Nine Months Ended September 30, 2005	Three Months Ended September 30, 2005
(In Thousands, Except Per Share Amounts)
Net income applicable to common stock, as reported	$3,476	$1,102
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(165)	(58)
Pro forma net income applicable to common stock	$3,311	$1,044

Net income per common share:
Basic - as reported	$.26	$.08
Basic - pro forma	$.24	$.08

Diluted - as reported	$.23	$.07
Diluted - pro forma	$.22	$.07

Note 14: Derivatives, Hedges and Financial Instruments We account for derivatives in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No.133 requires the recognition of derivatives in the balance sheet and the measurement of these instruments at fair value. Changes in fair value of derivatives are recorded

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

in results of operations unless the normal purchase or sale exceptions apply or hedge accounting is elected.

In 1997, we entered into an interest rate forward agreement to effectively fix the interest rate of a long-term lease commitment (not for trading purposes). In 1999, we executed a long-term lease agreement and terminated the forward agreement at a net cost of $2.8 million. We historically accounted for this cash flow hedge under the deferral method (as an adjustment of the initial term lease rentals). Upon adoption of SFAS No. 133 in 2001, the remaining deferred cost amount was reclassified from other assets to accumulated other comprehensive loss and is being amortized to operations over the term of the lease arrangement. At September 30, 2006 and December 31, 2005, accumulated other comprehensive loss consisted of the remaining deferred cost of $773,000 and $990,000, respectively. The amount amortized to operations was $217,000 and $72,000 for each of the nine and three-month periods ended September 30, 2006 and 2005, respectively. There were no income tax benefits related to these expenses.

In March 2005, we purchased two interest rate cap contracts for a cost of $590,000. These contracts are free-standing derivatives and are accounted for on a mark-to-market basis in accordance with SFAS No.133. At September 30, 2006 and December 31, 2005, the market values of these contracts were $418,000 and $429,000, respectively, and are included in other assets in the accompanying condensed consolidated balance sheets. The changes in the value of these contracts are included in interest expense.

Raw materials for use in our manufacturing processes include copper used by our Climate Control Business and natural gas used by our Chemical Business. As part of our raw material price risk management, we periodically enter into exchange-traded futures contracts for these materials, which contracts are generally accounted for on a mark-to-market basis in accordance with SFAS No. 133. At September 30, 2006, the unrealized loss on the futures contracts was $179,000 and is included in accrued liabilities and at December 31, 2005, the unrealized gain was $367,000 and is included in supplies, prepaid items and other in the accompanying condensed consolidated balance sheets. The unrealized gains and losses are classified as current assets and liabilities, respectively, as the term of these contracts are for periods of twelve months or less. For the nine and three months ended September 30, 2006, we incurred losses of $992,000 and $233,000, respectively, on such contracts. For the nine and three months ended September 30, 2005, we recognized gains of $631,000 and $303,000, respectively. These losses and gains are included in cost of sales.

Note 15: Net Income Per Share Net income applicable to common stock is computed by adjusting net income by the amount of preferred stock dividend requirements. Basic net income per common share is based upon net income applicable to common stock and the weighted average number of common shares outstanding during each period. Diluted income per share is based on net income applicable to common stock plus preferred stock dividend requirements on preferred stock assumed to be converted, if dilutive, and interest expense including amortization of debt issuance costs, net of income taxes, on convertible debt assumed to be converted, if dilutive, and the weighted average number of common shares and dilutive common equivalent shares outstanding and the assumed conversion of dilutive convertible securities outstanding.

See (C) of Note 10-Long-Term Debt concerning the sale of $18 million of convertible debt during March 2006 and the conversion of $3.75 million of convertible debt into our common stock during September 2006.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During each of the three quarters of 2006, our Board of Directors declared and we paid nominal dividends on certain outstanding series of our preferred stock as follows: $.10 per share on our outstanding Series 2 $3.25 Convertible Exchangeable Class C preferred stock (“Series 2 Preferred”), $.37 per share on our outstanding Series B 12% Cumulative Convertible preferred stock (“Series B Preferred”), and $.31 per share on our outstanding Non-Cumulative Redeemable preferred stock. These dividends were not for the full amount of the required quarterly dividends pursuant to the terms of all of our outstanding series of preferred stock. As of September 30, 2006, the aggregate amount of unpaid dividends in arrears on our Series 2 Preferred, Series B Preferred and Series D 6% Cumulative, Convertible Class C preferred stock (“Series D Preferred”) totaled approximately $14 million, $1.6 million and $.2 million, respectively. See Note 21-Subsequent Event discussing the conversion of a portion of the Series 2 Preferred into common stock.

The following table sets forth the computation of basic and diluted income per share:

(Dollars In Thousands, Except Per Share Amounts)
Nine Months Ended September 30,	Three Months Ended September 30,
2006	2005	2006	2005
Numerator:
Net income	$12,542	$5,147	$3,340	$1,656
Preferred stock dividend requirements	(1,655)	(1,671)	(551)	(554)
Numerator for basic net income per share - net income applicable to common stock	10,887	3,476	2,789	1,102
Preferred stock dividend requirements on preferred stock assumed to be converted, if dilutive	1,655	-	551	60
Interest expense including amortization of debt issuance costs, net of income taxes, on convertible debt assumed to be converted	858	-	373	-
Numerator for diluted net income per share	$13,400	$3,476	$3,713	$1,162

Denominator:
Denominator for basic net income per share - weighted - average shares	13,838,989	13,571,009	13,979,342	13,751,463
Effect of dilutive securities:
Convertible preferred stock	3,567,700	289,573	3,564,832	954,266
Convertible notes payable	2,317,041	4,000	2,443,122	4,000
Stock options	1,272,219	1,227,700	1,289,617	1,219,930
Warrants	62,029	54,436	69,053	54,773
Dilutive potential common shares	7,218,989	1,575,709	7,366,624	2,232,969
Denominator for diluted net income per share - adjusted weighted - average shares and assumed conversions	21,057,978	15,146,718	21,345,966	15,984,432

Basic net income per share	$.79	$.26	$.20	$.08

Diluted net income per share	$.64	$.23	$.17	$.07

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following shares of securities were not included in the computation of diluted net income per share as their effect would have been antidilutive.

Nine Months Ended September 30,	Three Months Ended September 30,
2006	2005	2006	2005
Convertible preferred stock	-	2,857,731	-	2,616,765

Note 16: Income Taxes At December 31, 2005, we had regular-tax net operating loss ("NOL") carryforwards of $67 million ($47.8 million alternative minimum tax NOLs). Due to NOL carryforwards, no provisions for income taxes were necessary for the nine and three-month periods of 2006 and 2005 except for federal alternative minimum taxes and state income taxes.

Note 17: Business Interruption and Property Insurance Recoveries Beginning in October 2004 and continuing into June 2005, the Chemical Business’ results were adversely affected as a result of the loss of production due to a mechanical failure of one of the four nitric acid plants at the El Dorado Facility. The plant was restored to normal production in June 2005. We filed insurance claims for recovery of business interruption and property losses related to this incident. For the nine and three months ended September 30, 2006, we realized insurance recoveries of $882,000 and $287,000, respectively, relating to the business interruption claim which is recorded as a reduction to cost of sales. For the nine and three months ended September 30, 2005, we recognized insurance recoveries totaling $1,170,000 and $647,000, respectively, of which most were under our replacement cost insurance policy relating to this property damage claim which are recorded as other income. As discussed in Note 11-Contingencies, we have instituted litigation for the balance of our business interruption and property insurance claims relating to this incident. Additional recoveries, if any, related to this incident will be recognized when realized.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 18: Other Expense, Other Income and Non-Operating Other Income, net

Nine Months Ended September 30,	Three Months Ended September 30,
2006	2005	2006	2005
(In Thousands)
Other expense:
Litigation settlement (1)	$300	$-	$-	$-
Impairments on long-lived assets (2)	286	75	-	-
Other miscellaneous expense (3)	120	73	15	(29)
Total other expense	$706	$148	$15	$(29)

Other income:
Rental income	$25	$130	$2	$28
Gains on sales of property and equipment	10	759	3	15
Property insurance recoveries in excess of losses incurred (Note 17)	-	1,170	-	647
Other (3)	196	184	78	(2)
Total other income	$231	$2,243	$83	$688

Non-operating other income, net:
Interest income	$464	$102	$68	$36
Net proceeds from certain key individual life insurance policies (4)	-	1,162	-	-
Gains on sales of certain current assets, primarily precious metals	-	237	-	17
Miscellaneous income (3)	174	109	25	38
Miscellaneous expense (3)	(73)	(85)	(25)	(24)
Total non-operating other income, net	$565	$1,525	$68	$67

(1)	For the nine months ended September 30, 2006, a litigation settlement was reached relating to an asserted financing fee.
(2)
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. During the nine months ended September 30, 2006, we recognized impairments of $286,000 which includes $230,000 relating to the wastewater projects as discussed in Note 11 - Contingencies. Due to the significant wastewater quality progress at the El Dorado Facility and meetings with the ADEQ, certain capitalized costs relating to the wastewater projects are no longer believed to be recoverable.

(3)	Amounts represent numerous unrelated transactions, none of which are individually significant requiring separate disclosure.
(4)	Amounts relate to the recognition in net proceeds from certain key individual life insurance policies due to the untimely death of one of our executives in January 2005.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 19: Segment Information

Nine Months Ended September 30,	Three Months Ended September 30,
2006	2005	2006	2005
(In Thousands)
Net sales:
Climate Control	$159,893	$117,002	$61,089	$41,507
Chemical	201,461	179,703	60,764	62,179
Other	6,510	4,665	1,994	1,495
	$367,864	$301,370	$123,847	$105,181

Gross profit: (1)
Climate Control	$47,634	$35,191	$17,554	$13,205
Chemical (2)	18,198	13,217	5,334	4,002
Other	2,245	1,594	679	526
	$68,077	$50,002	$23,567	$17,733

Operating income: (3)
Climate Control (4)	$18,480	$10,282	$6,903	$4,344
Chemical (2)(5)	8,787	6,925	2,196	2,492
General corporate expenses and other business operations, net (6) (8)	(6,292)	(4,916)	(2,516)	(2,039)
	20,975	12,291	6,583	4,797

Interest expense	(8,957)	(8,627)	(3,196)	(2,799)
Non-operating other income, net:
Climate Control	1	-	1	-
Chemical	261	334	25	55
Corporate and other business operations (7)	303	1,191	42	12
Provision for income taxes	(408)	(84)	(208)	(84)
Equity in earnings of affiliate-Climate Control	611	554	206	187
Income from continuing operations	$12,786	$5,659	$3,453	$2,168

(1)	Gross profit by industry segment represents net sales less cost of sales. Gross profit classified as “Other” relates to industrial machinery and components.

(2)
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. During the nine months ended September 30, 2006, we recognized impairments of $286,000 which includes $230,000 relating to the wastewater projects as discussed in Note 11 - Contingencies. Due to the significant wastewater quality progress at the El Dorado Facility and meetings with the ADEQ, certain capitalized costs relating to the wastewater projects are no longer believed to be recoverable.

(3)	Our chief operating decision makers use operating income by industry segment for purposes of making decisions which include resource allocations and performance evaluations.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Operating income by industry segment represents gross profit by industry segment less selling, general and administrative expenses (“SG&A”) incurred by each industry segment plus other income and other expense earned/incurred by each industry segment before general corporate expenses and other business operations, net. General corporate expenses and other business operations, net consist of unallocated portions of gross profit, SG&A, other income and other expense.

(4)
During the nine and three months ended September 30, 2005, Trison incurred professional fees of approximately $1,090,000 and $645,000, respectively, relating to an arbitration case  as discussed in Note 11-Contingencies.

(5)
As discussed in Note 18-Other Expense, Other Income and Non-Operating Other Income, net, during the nine months ended September 30, 2006, we recognized impairments on long-lived assets of $286,000. During the nine and three months ended September 30, 2005, we recognized gains of $1,170,000 and $647,000, respectively, from certain property insurance claims including the claims discussed in Note 17-Business Interruption and Property Insurance Recoveries.

(6)
The amounts included are not allocated to our Climate Control and Chemical Businesses since these items are not included in the operating results reviewed by our chief operating decision makers for purposes of making decisions as discussed above. A detail of these amounts are shown in footnote (8) below.

(7)
As discussed in Note 18-Other Expense, Other Income and Non-Operating Other Income, net, we recognized $1,162,000 in net proceeds from certain key man life insurance policies during the nine months ended September 30, 2005 due to the untimely death of one of our executives in January 2005.

(8)	General corporate expenses and other business operations, net, consist of the following:

Nine Months Ended September 30,	Three Months Ended September 30,
2006	2005	2006	2005
(In Thousands)
Gross profit-Other	$2,245	$1,594	$679	$526
Selling, general and administrative:
Personnel	(4,346)	(3,976)	(1,521)	(1,348)
Professional fees	(2,146)	(1,549)	(893)	(531)
Office overhead	(460)	(583)	(149)	(187)
Property, franchise and other taxes	(232)	(192)	(91)	(91)
All other (A)	(1,062)	(1,154)	(517)	(449)
Total selling, general and administrative	(8,246)	(7,454)	(3,171)	(2,606)

Other income (B)	19	1,027	(14)	17
Other expense (C)	(310)	(83)	(10)	24
Total general corporate expenses and other business operations, net	$(6,292)	$(4,916)	$(2,516)	$(2,039)

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(A) For the nine months ended September 30, 2006, a refund of $350,000 was recognized relating to insurance brokerage fees.

(B) During the nine months ended September 30, 2005, we recognized gains of $762,000 from sales of corporate assets.

(C) For the nine months ended September 30, 2006, a litigation settlement for $300,000 was reached relating to an asserted financing fee.

Information about our total assets by industry segment is as follows:

September 30,	December 31,
2006	2005
(In Thousands)
Total assets:
Climate Control	$85,739	$60,970
Chemical	117,131	111,212
Corporate assets and other	11,529	16,781
	$214,399	$188,963

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

In addition, another subsidiary within our Climate Control Business is in the process of remodeling their offices including the replacement of carpet and flooring throughout the office area. Payments totaling $65,000 were made during the second and third quarters of 2006 towards a purchase totaling $75,000 from Designer Rugs. Delivery and installation have commenced with completion expected by December 31, 2006.

As discussed in (C) of Note 10-Long-Term Debt, Jayhawk purchased $1 million principal amount of the Debentures. In addition, we purchased $1 million principal amount of the Notes held by Jayhawk plus accrued interest of $37,000.

Note 21: Subsequent Events Following a trial held the week of October 9, 2006, a jury verdict awarded EDC approximately $9,796,000 in damages relating to the lawsuit styled El Dorado Chemical Company, et al. v. Ingersoll-Rand Company (NJ), et al. in the Union County Arkansas Circuit Court as discussed in Note 11-Contingencies. EDC thereafter filed a motion to add pre-judgment interest to the verdict. It is anticipated that the Defendants will appeal. In order to

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

appeal, it is expected that the Defendants will be required to post a bond in an amount sufficient to pay the verdict, plus any prejudgment interest, plus post-judgment interest that will accrue at the rate of 10%. EDC will pay attorneys fees equal to 31.67 % of any net recovery.

On October 20, 2006, the arbitrator over a case involving Trison and JCI issued the Final Award in Trison’s favor including that Trison and its bonding company are entitled to recover from JCI $1,217,000 for attorney’s fees and costs incurred in this proceeding (See Note 11-Contingencies).

During October 2006, we entered into Exchange Agreements with certain holders of our Series 2 Preferred. Pursuant to the terms of the Exchange Agreements, we will issue 773,655 shares of our common stock in exchange for 104,548 shares of Series 2 Preferred. As of September 30, 2006, the amount of unpaid dividends on the Series 2 Preferred was $23.2625 per share. The holders that are parties to an Exchange Agreement have agreed to waive their rights to all unpaid dividends totaling approximately $2.4 million on the Series 2 Preferred being exchanged. Upon completion of these exchanges, 499,102 shares of Series 2 Preferred (excluding shares held in treasury) will remain issued and outstanding, and there will be a total of approximately $11.6 million in unpaid dividends on the Series 2 Preferred remaining outstanding. The Exchange Agreements are subject to the approval by the American Stock Exchange for the listing of the 773,655 shares of common stock to be issued pursuant to the Exchange Agreements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our September 30, 2006 condensed consolidated financial statements. Certain statements contained in this MD&A may be deemed forward-looking statements. See "Special Note Regarding Forward-Looking Statements".

Overview

General

We are a manufacturing, marketing and engineering company. Our wholly-owned subsidiary, ThermaClime, through its subsidiaries, owns substantially all of our core businesses consisting of the:

•
Climate Control Business engaged in the manufacturing and selling of a broad range of niche air conditioning and heating products consisting of geothermal and water source heat pumps, hydronic fan coils, large custom air handlers and other niche products used in commercial and residential new building construction, renovation of existing buildings and replacement of existing systems.

•	Chemical Business engaged in the manufacturing and selling of chemical products produced from three plants located in Arkansas, Alabama and Texas for the industrial, mining and agricultural markets.

Third Quarter Results

LSB’s third quarter 2006 operating income was $6.6 million compared to $4.8 million in 2005 and income from continuing operations was $3.5 million compared to $2.2 million in 2005.

The Climate Control Business continued to report strong sales and operating results due to record high backlogs and new order flow. Their operating income before allocation of corporate overhead was $6.9 million, a 59% increase over the $4.3 million in the 2005 third quarter.

Our Chemical Business third quarter operating income before allocation of corporate overhead was $2.2 million compared to $2.5 million in the 2005 third quarter.

Climate Control Business

The Climate Control Business has historically and consistently generated annual profits and positive cash flows and continues to do so. Climate Control’s sales for the third quarter were $61.1 million, a 47% increase from the same period last year. Operating income for the third quarter of 2006 was $6.9 million compared to $4.3 million in the same quarter last year. The significant increase in sales and operating income is due primarily to the increase in demand for both our geothermal and water source heat pumps. Management’s objectives for the Climate Control Business include the continued emphasis on increasing the sales and operating margins of all products and to continue to develop new products and increase production to meet customer demand.

Most of the products of the Climate Control Business are produced to customer orders that are placed well in advance of required delivery dates. As a result, the Climate Control Business maintains significant backlogs that eliminate the necessity to carry substantial inventories other than for firm customer orders. Due to the significant increase in the demand for Climate Control’s products, the backlog of confirmed orders has also increased significantly. The backlog of confirmed orders has increased from approximately $56 million at December 31, 2005 to approximately $85 million at September 30, 2006. We anticipate shipping substantially all of this backlog within twelve months.

Management is taking certain actions to increase the production level to reduce the current backlog. In response to record intake level of customer orders, we recently increased our unit output through additional shifts and overtime. Management has also invested $6.5 million in fabrication equipment, plant-wide process control systems and other upgrades during the past 15 months and has committed another $1.3 million for additional production equipment during the remainder of 2006. This investment is expected to increase capacity and reduce overtime. In addition, we have entered into an agreement to acquire a 45,000 sq. ft. building adjacent to our existing 270,000 sq. ft. geothermal and water source heat pump production facility at an approximate cost of $2.5 million to increase production space. We have also committed approximately $1.3 million to renovate an existing building as a distribution center for our geothermal and water source heat pumps. Management plans are that both of these real property investments will be financed by mortgages at an approximate loan to value of 80%

During the second quarter and into the third quarter, the Climate Control Business encountered cost increases for certain raw materials and component parts which will impact future margin percentages until the backlog is shipped and customer price increases that have been implemented are fully realized.

Our Climate Control Business will continue to launch new products and product upgrades in an effort to maintain our current market position and to establish a presence in new markets. In recent periods, the Climate Control Business's profitability was affected by operating losses of certain new product lines being developed over the past few years. Our emphasis has been to increase the sales levels of these operations above the breakeven point. During 2005 and into 2006, the results for these new products have not improved significantly. We believe that the prospects for these new product lines are improving and will make a contribution in the future.

Chemical Business

The Chemical Business has production facilities in Baytown, Texas (the “Baytown” facility), El Dorado, Arkansas (the “El Dorado” facility) and Cherokee, Alabama (the  “Cherokee” facility). Baytown and El Dorado produce nitrogen products from anhydrous ammonia that is delivered by pipeline. Cherokee produces anhydrous ammonia and nitrogen products from natural gas that is delivered by pipeline. For the third quarter 2006, Chemical Business’ sales and operating income were both slightly lower as compared to last year’s third quarter. Sales were down to $60.8 million from $62.2 million in 2005 and operating income, before allocation of corporate overhead, was $2.2 million compared to $2.5 million.

The quantity of products shipped was higher in the 2006 third quarter as compared to the 2005 third quarter but the unit selling prices were lower due primarily to product mix and lower costs of anhydrous ammonia and natural gas which generally result in lower selling prices. The agricultural nitrogen sales were adversely affected in the third quarter 2006 as compared to 2005 as a result of abnormally hot, dry weather conditions which persisted throughout our primary market areas. The lower agricultural sales volume was offset by significantly higher nitric acid sales volume resulting from customer demand from other producers that encountered unplanned downtime.

Anhydrous ammonia and natural gas are commodities, subject to significant price fluctuations, generally purchased at prices in effect at time of purchase. Due to the uncertainty of the sales prices of our products in relation to the cost of anhydrous ammonia and natural gas, we have developed some customers that purchase substantial quantities of products pursuant to sales agreements and/or formulas that provide for the pass through of raw material costs, variable costs, and certain fixed costs, plus, in most cases, a profit margin. These pricing arrangements help mitigate the commodity risk inherent in anhydrous ammonia and natural gas. Approximately 70% of the Chemical Business’ products sold in the third quarter of 2006 were sold pursuant to these pricing arrangements.

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

Most of the production from Baytown is sold pursuant to a long-term supply agreement that provides for the pass through of certain production costs including anhydrous ammonia. This facility continues to generate consistent operating profits and reported higher sales and profits in the third quarter 2006 than in the same period of 2005.

El Dorado produces approximately 500,000 tons of products per year from purchased anhydrous ammonia. Approximately 57% of these products sold in the third quarter of 2006 were sold pursuant to pricing arrangements that allow for the pass through of the cost of anhydrous ammonia to the customer. The balance of these products sold during the quarter was primarily agricultural and was sold at the spot price in effect at the time of shipment.

El Dorado is a party to a supply agreement with a customer to supply a significant amount of industrial grade ammonium nitrate each year pursuant to pricing arrangements that allow for the pass through of the cost of anhydrous ammonia and certain other non-controllable costs to the customer, plus a profit component per ton. During August 2006, the agreement was amended. The amendment provides among other things an increase of 10% of annual tons per year beginning in 2007 and a price increase in the per ton profit component. The term of the amended agreement is through the end of December 2010.

As previously reported, Cherokee generated significant losses in the third and fourth quarters 2005 and the first quarter of 2006 related to disruptions at the plant caused by the record climb in natural gas costs primarily due to the hurricanes in the U.S. Gulf. Cherokee was able to improve its results in the second and third quarters of 2006 as natural gas prices came down and customer demand increased. Due to the increase in customer demand, Cherokee was able to increase production and better absorb their fixed costs. However, the production level in the third quarter of 2006 was affected by unplanned downtime due to mechanical problems which had a negative effect on Cherokee’s results.

Natural gas prices continue to be unpredictable. Monthly average spot prices per MMbtu, excluding transportation, during the third quarter 2006 ranged from a high of $7.45 to a low of $4.95. Cherokee’s weighted average delivered cost was $7.04 per MMbtu. During the third quarter of 2006, approximately 70% of Cherokee’s sales were priced to include the cost of natural gas.

As we have previously disclosed, we could from time to time, suspend production at the Cherokee facility due to the high cost of natural gas resulting in loss of customer demand. Our results of operations and financial condition have in the past been, and may in the future be, materially affected by such disruptions.

Liquidity and Capital Resources

As a diversified holding company, cash requirements are primarily dependent upon credit agreements and our ability to obtain funds from our ThermaClime and non-ThermaClime subsidiaries.

On March 14, 2006, we completed an $18 million private placement of the Company’s 7% Senior Subordinated Debentures due 2011 (the “Debentures”). Interest on the Debentures is payable semi-annually each year beginning September 1, 2006.

We used substantially all of the net proceeds of $16.5 million from the Debentures to purchase or redeem higher interest rate debt, including ThermaClime’s 10 3/4 % Senior Unsecured Notes due 2007. The remaining balance was used for general corporate purposes.

The private placement significantly improves the Company’s capital structure since the Debentures are subordinated to substantially all of the Company’s other debts.

During September 2006, $3.75 million of the Debentures were converted into common stock at the conversion price of $7.08 per common share. The conversion is a significant further improvement to the Company’s capital structure since it reduces subordinated debt, increases stockholders’ equity and reduces annual interest expense by $262,500 At maturity and at the Company’s option, 50% of the Debentures are payable in common stock, subject to certain conditions..

During October 2006, we entered into Exchange Agreements with certain holders of our $3.25 Convertible Exchangeable Class C Preferred Stock, Series 2 (the “Series 2 Preferred”). Pursuant to the terms of the Exchange Agreements we will issue 773,655 shares of our common stock in exchange for 104,548 shares of Series 2 Preferred. As of September 30, 2006, the amount of unpaid dividends on the Series 2 Preferred was $23.2625 per share. The holders that are parties to an Exchange Agreement have agreed to waive their rights to all unpaid dividends on the Series 2 Preferred being exchanged. Upon completion of these exchanges 499,102 shares of Series 2 Preferred (excluding shares held in Treasury) will remain issued and outstanding, and there will remain a total of approximately $11.6 million in unpaid dividends on the Series 2 Preferred remaining outstanding.

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

ThermaClime’s ability to maintain an adequate amount of borrowing availability under its Working Capital Revolver Loan depends on its ability to comply with the terms and conditions of its loan agreements and its ability to generate cash flow from operations. ThermaClime is restricted under its credit agreements as to the funds it may transfer to the Company and its non-ThermaClime affiliates and certain ThermaClime subsidiaries. This limitation does not prohibit payment to the Company of amounts due under a Services Agreement, Management Agreement and a Tax Sharing Agreement. ThermaClime’s Working Capital Revolver is a $50 million facility. As of September 30, 2006, ThermaClime had availability for additional borrowing under its Working Capital Revolver Loan of $12 million. Borrowing availability is based upon certain percentages of accounts receivable and inventory. At September 30, 2006, ThermaClime had $19 million availability as defined, in excess of the $50 million facility. Management does not have any current plans to negotiate an increase in the facility.

Although the Chemical Business’ recent results are improved from prior periods, the Chemical Business in recent years prior to 2005 has not generated significant positive cash flows due to lower than optimum sales volume levels, margin problems and extensive capital expenditures. In 2005 and 2006, Chemical’s operating results have improved but capital expenditures continue to be substantial. The outlook for capital expenditures for 2007 ranges from $8 to $10 million.

As discussed above, Cherokee’s ability to generate a positive margin on sales is affected by the volatility of natural gas as well as the necessity to produce at the optimum production levels to fully absorb the facility’s fixed costs. The predominant production costs of a process chemical plant, other than the raw material costs, tend to be fixed costs.

Our primary efforts to improve the results of the Chemical Business include efforts to increase the non-seasonal sales volumes of Cherokee and El Dorado with an emphasis on customers that will accept the commodity risk inherent with natural gas and anhydrous ammonia.

Capital Expenditures

General

Our Chemical Business has historically required significant investment to fund capital expenditures, while our Climate Control Business has been much less capital intensive.

Recently, we have made substantial investments to increase the capacity of the Climate Control Business. In addition to current commitments, our plans for 2007, if there is sufficient cash flow, are to add additional production capacity at Climate Control.

Current Commitments

As of September 30, 2006, we have committed capital expenditures of approximately $6.7 million for production equipment and environmental compliance, of which $4.4 million is scheduled to occur in 2006 and the remainder in 2007. The expenditures include $5.4 million at Chemical and $1.3 million for Climate Control. We plan to finance approximately $1.3 million and the balance will be funded from working capital.

In addition, as discussed in the “Overview” above, we plan to spend approximately $3.8 million in the fourth quarter 2006 on real estate to expand the production and distribution facilities of our geothermal and water source heat pump business which will be funded by mortgage debt.

In addition, certain additional capital expenditures will be required to bring the sulfuric acid plant's air emissions to lower limits. There have been minimal expenditures on this project since 2004. The ultimate cost is believed to be between $1.5 million and $4.0 million, to be expended through February 2010. Currently, there are no committed capital expenditures for the project.

The ADEQ issued to El Dorado a new revised NPDES water discharge permit in 2004, and El Dorado has until June 2007 to meet the compliance deadline for the more restrictive limits under the recently issued NPDES permit. In order to meet El Dorado’s June 2007 limits, El Dorado is considering three options to discharge its wastewater.

The estimated remaining capital expenditures to meet the requirements of the NPDES permit ranges from minimal to $3.3 million, depending on which option El Dorado utilizes or is required to utilize to meet the permit requirements. One of the options available to El Dorado is to participate in a joint pipeline to be built by the City of El Dorado, Arkansas (the “City”). However, it appears that the City will not obtain its permit to build and use the pipeline so that the pipeline will not be available by June 2007. If this option is utilized, El Dorado would be obligated to pay an additional $2.0 million for its pro-rata portion of the City’s pipeline engineering and construction costs.

Other capital expenditures are believed to be discretionary and are dependent upon an adequate amount of liquidity and/or obtaining acceptable funding. We have carefully managed those expenditures to projects necessary to execute our business plans and those for environmental and safety compliance.

Dividends

We have not paid cash dividends on our outstanding common stock in many years, and from 1999 through 2005, we had not paid any dividends on our outstanding cumulative preferred stock. During each of the three quarters of 2006, our Board of Directors declared and we paid partial dividends on certain outstanding series of our preferred stock as follows: $.10 per share on our outstanding Series 2 Preferred, $.37 per share on our outstanding Series B Preferred, and $.31 per share on our outstanding Non-Cumulative Redeemable preferred stock. These dividends were not for the full amount of the required quarterly dividends pursuant to the terms of all of our outstanding series of preferred stock. As of September 30, 2006, there were approximately $15.9 million of unpaid dividends on our outstanding cumulative preferred stock. See discussion above concerning the issuance of common stock in exchange for a portion of the Series 2 Preferred in October 2006. We intend to retain most of our future earnings, if any, to provide funds for our operations and/or expansion of our business.

We do not anticipate paying cash dividends on our outstanding common stock in the foreseeable future, and until all unpaid dividends are paid on our outstanding cumulative preferred stock, no dividends may be paid on our common stock.

Compliance with Long-Term Debt Covenants

As discussed below under “Loan Agreements - Terms and Conditions”, the Senior Secured Loan and Working Capital Revolver Loan, as amended, of ThermaClime and its subsidiaries require, among other things, that ThermaClime meet certain lender defined earnings before interest, income taxes, depreciation and amortization ("EBITDA"), capital expenditure limitation amounts and achieve minimum fixed charge coverage ratios quarterly, on a trailing twelve-month basis. ThermaClime's forecasts for the remainder of 2006 indicate that ThermaClime will be able to meet all required covenant tests for the year ending December 31, 2006.

Summary

Cash flow and liquidity will continue to be managed very carefully. We believe, with the infusion of new capital as a result of the recently completed debenture offering and based upon current forecasts, that we will have adequate cash from internal cash flows and financing sources to enable us to satisfy our cash requirements for the remainder of 2006. Due to the volatility of the cost of major raw materials, we have historically experienced revisions to financial forecasts on a frequent basis during the course of a year. As a result, actual results may differ significantly from our forecast, which could have a material impact on our liquidity and future operating results.

Loan Agreements - Terms and Conditions

7% Convertible Senior Subordinated Debentures - On March 14, 2006, we completed a private placement to six qualified institutional buyers, pursuant to which we sold $18.0 million aggregate principal amount of our 7% Convertible Senior Subordinated Debentures due 2011 (the “Debentures”). Interest on the Debentures is payable semi-annually in arrears on March 1 and September 1 of each year which began September 1, 2006.

The Debentures are convertible by holders, in whole or in part, into shares of the Company’s common stock prior to their maturity on March 1, 2011. Holders of debentures electing to convert all or any portion of a debenture will obtain the following conversion rate per $1,000 principal amount of debentures during the dates indicated:

Shares Per $1,000 Principal Amount	Conversion Price Per Share

September 1, 2006 - February 28, 2007	141.25	$7.08
March 1, 2007 - August 31, 2007	141.04	$7.09
September 1, 2007 - February 29, 2008	137.27	$7.28
March 1, 2008 - August 31, 2008	133.32	$7.50
September 1, 2008 - February 28, 2009	129.23	$7.74
March 1, 2009 - March 1, 2011	125.00	$8.00

The conversion rates will be adjusted to reflect dividends, stock splits, issuances of rights to purchase shares of common stock and other events, as set forth in the Indenture.

During September 2006, $3.75 million of the Debentures were converted into 529,688 shares of our common stock at the conversion price of $7.08 per share. One of the conversions related to an offer received from a holder and accepted by us which included additional consideration of $87,500 to be paid to the holder. Because the offer met the criteria within SFAS 84-Induced Conversions of Convertible Debt, the additional consideration was expensed.

We have used substantially all of the net proceeds for the purchase or redemption of our higher interest rate debt or debt of our subsidiaries, including ThermaClime’s Notes. The remaining balance was used for general corporate purposes.

Approximately $13.6 million of the net proceeds have been used to purchase or redeem all of the Notes held by unrelated third parties and Jayhawk at ThermaClime’s carrying value (which includes $1.0 million that was held by Jayhawk) including accrued interest of $0.3 million. Approximately $6.95 million of the Notes held by us remain outstanding.

Working Capital Revolver Loan - ThermaClime finances its working capital requirements through borrowings under a Working Capital Revolver Loan. Under the Working Capital Revolver Loan, ThermaClime and its subsidiaries may borrow on a revolving basis up to $50.0 million based on specific percentages of eligible accounts receivable and inventories. The Working Capital Revolver Loan matures in April 2009. As of September 30, 2006, borrowings outstanding were $34.2 million and the net credit available for additional borrowings was $12.0 million. The Working Capital Revolver Loan requires that ThermaClime and its Climate Control Business meet certain financial covenants and minimum EBITDA amounts. The EBITDA requirements are measured quarterly on a trailing twelve-month basis. ThermaClime and its Climate Control Business were in compliance with the required minimum EBITDA amounts for the twelve-month period ended September 30, 2006. The trailing twelve-month EBITDA requirement for the remainder of 2006 is $16.4 million for ThermaClime including $10.0 million for the Climate Control Business. The EBITDA requirements were set at amounts based upon our forecasts which are presently considered by management to be achievable. See discussion under “Liquidity and Capital Resources - Summary” as to the historical viability of our forecasts.

Senior Secured Loan - In September 2004, ThermaClime and certain of its subsidiaries (the “Borrowers”) completed a $50.0 million term loan (“Senior Secured Loan”) with a certain lender (the “Lender”). The Senior Secured Loan is to be repaid as follows:

•	quarterly interest payments which began September 30, 2004;
•	quarterly principal payments of $312,500 beginning September 30, 2007;
•	a final payment of the remaining outstanding principal of $47.5 million and accrued interest on September 16, 2009.

The Senior Secured Loan accrues interest at the applicable LIBOR rate, as defined, plus an applicable LIBOR margin, as defined or, at the election of the Borrowers, the alternative base rate, as defined, plus an applicable base rate margin, as defined, with the annual interest rate not to exceed 11% or 11.5% depending on the leverage ratio. At September 30, 2006, the annual interest rate was 11%.

The Borrowers are subject to numerous affirmative and negative covenants under the Senior Secured Loan agreement including, but not limited to, limitation on the incurrence of certain additional indebtedness and liens, limitations on mergers, acquisitions, dissolution and sale of assets, and limitations on declaration of dividends and distributions to us, all with certain exceptions. The Borrowers are also subject to a minimum fixed charge coverage ratio, measured quarterly on a trailing twelve-month basis. The Borrowers were in compliance with the required minimum ratio for the twelve-month period ended September 30, 2006 and the coverage ratio is considered to be achievable for the remainder of 2006. The maturity date of the Senior Secured Loan can be accelerated by the Lender upon the occurrence of a continuing event of default, as defined.

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

Critical Accounting Policiesand Estimates

See our discussion on critical accounting policies in Item 7 of our Form 10-K for the year ended December 31, 2005. In addition, the preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and disclosures of contingencies.

Recently Issued Accounting Pronouncement

In September 2006, the FASB completed a project to clarify guidance on the accounting for planned major maintenance activities (“Turnarounds”). The FASB issued FASB Staff Position No. AUG AIR-1 (“FSP”) which eliminates the accrue-in-advance method of accounting for Turnarounds. In addition, the adoption of the provisions in the FSP is to be considered a change in accounting principle with retrospective application as described in SFAS 154-Accounting Changes and Error Corrections, if practical. The FSP becomes effective for us on January 1, 2007. We currently are using the accrue-in-advance method for Turnarounds that is eliminated under the FSP. There are three other acceptable accounting methods for Turnarounds that we may adopt. Currently, we have not made the decision on which method we will adopt. As a result, we are unable to determine the impact the FSP will have on our condensed consolidated financial statements.

RESULTS OF OPERATIONS

Nine months ended September 30, 2006 vs. Nine months ended September 30, 2005

Net Sales

Our Climate Control Business’ net sales for the nine months ended September 30, 2006 were $159.9 million compared to $117.0 million for 2005, an increase of $42.9 million or 36.7%. Net sales of our heat pump products increased $35.5 million, or 57%, primarily as a result of an increase in the number of units sold in the commercial and residential markets due to customer demand and gain in market share. Net sales of our hydronic fan coils increased $2.7 million, or 7%, primarily due to a 6% increase in overall average unit sales prices as the result of lower discounting and higher selling prices driven by raw material cost increases. Net sales of our other HVAC products increased $4.7 million, or 32%, primarily as the result of an increase in the number of large custom air handlers sold primarily relating to two large projects.

Our Chemical Business’ net sales for the nine-month period ended September 30, 2006 were $201.5 million compared to $179.7 million for 2005, an increase of $21.8 million or 12.1%. The increase in net sales includes an increase of $13.7 million relating to our industrial acid and other chemical products, an increase of $4.1 million relating to our mining products and an increase of $4.0 million relating to our agricultural products. Overall sales prices increased 3% and overall volume of tons sold increased 10%.

Sales prices and volume of tons sold at El Dorado increased 6% and 15%, respectively. The increase in sales prices is due primarily to the increased cost of the raw material feedstock, anhydrous ammonia. The increase in volume is due primarily to increased volume of industrial acid and other chemical products due to spot sales opportunities, the loss of production during the first half of 2005 which resulted in lower production of agricultural products as discussed below, and increased volume to the mining industry related to the growth in coal mining.

Sales prices at Baytown were consistent with 2005 while volume of tons sold increased 27%. The increase in volume relates primarily to the increase in demand for our industrial acid and other chemical products as the result of a closing of a chemical facility within our market and various spot sales opportunities.

Sales prices at Cherokee increased 8% while volume of tons sold decreased 15%. The increase in sales prices is primarily due to the impact of the increased cost of the raw material feedstock, natural gas, during the first quarter of 2006 and the fourth quarter of 2005 and the effects natural gas cost increases have had on domestic producers. The decrease in volume also relates primarily to the increased natural gas pricing as we lost several key customers resulting in the suspension of production during the first half of January 2006 and further production curtailments throughout the first quarter of 2006, as discussed above under “Overview - Chemical Business.”

As discussed under “Liquidity and Capital Resources”, beginning in October 2004 and continuing into June 2005, the Chemical Business’ results were adversely affected as a result of the loss of production due to a mechanical failure of one of the four nitric acid plants at El Dorado. The plant was restored to production in June 2005.

Net sales classified as “Other” consists of sales of industrial machinery and related components. Net sales for the first three quarters of 2006 were $6.5 million compared to $4.7 million for the same period in 2005 or an increase of $1.8 million.

Gross Profit

Gross profit by industry segment represents net sales less cost of sales.

Our Climate Control Business’ gross profit was $47.6 million or 29.8% as a percentage of net sales for the first nine months of 2006 compared to $35.2 million or 30.1% for 2005. The net increase in gross profit of $12.4 million resulted primarily from the increase in sales of our heat pump, large custom air handlers, and hydronic fan coil products as discussed above.

Our Chemical Business’ gross profit was $18.2 million or 9.0% as a percentage of net sales for the nine months ended September 30, 2006 compared to $13.2 million or 7.4% for 2005. The net increase in gross profit of $5.0 million is due to the increase in gross profit at El Dorado and Baytown related primarily to the increase in volumes as discussed above. El Dorado also had an additional $1.2 million in precious metals recoveries over 2005.

Also, as discussed above and under “Liquidity and Capital Resources”, the Chemical Business’ results were adversely affected in 2005 as a result of the loss of production due to a mechanical failure of one of the four nitric acid plants at El Dorado. We recognized insurance recoveries of $0.9 million under our business interruption insurance policy relating to this claim in 2006 which is recorded as a reduction to cost of sales. The negative impact on gross profit resulting from the lost production was approximately $4.0 million for the first nine months of 2005.

Gross profit classified as “Other” (see discussion above) was $2.2 million for the first three quarters of 2006 compared to $1.6 million for 2005, an increase of $0.6 million.

Operating Income

Our chief operating decision makers use operating income by industry segment for purposes of making decisions which include resource allocations and performance evaluations. Operating income by industry segment represents gross profit by industry segment less selling, general and administrative expenses (“SG&A”) incurred by each industry segment plus other income and other expense earned/incurred by each industry segment before general corporate expenses and other business operations, net. General corporate expenses and other business operations, net consist of unallocated portions of gross profit, SG&A, other income and other expense.

Operating Income - Climate Control: Our Climate Control Business’ operating income was $18.5 million for the first nine months of 2006 compared to $10.3 million for 2005. The net increase in operating income of $8.2 million resulted primarily from the net increase in gross profit of $12.4 million as discussed above and a decrease in professional fees of $1.0 million primarily as the result of fees incurred during 2005 relating to the arbitration case involving Trison. This increase in operating income was partially offset by increased shipping and handling costs of $2.7 million as the result of increased sales volume and rising fuel costs, increased commissions of $1.2 million due to increased sales volume and distribution mix and increased personnel cost of $0.5 million as the result of increased number of personnel and higher incentives.

Operating Income - Chemical: Our Chemical Business’ operating income was $8.8 million for the nine-month period ended September 30, 2006 compared to $6.9 million for 2005. The net increase in operating profit of $1.9 million relates primarily to the net increase in gross profit of $5.0 million as discussed above. This increase in operating income was partially offset by increased handling costs of approximately $1.0 million as the result of increased sales volume and impairments on long-lived assets of $0.3 million. In addition, we recognized gains of $1.2 million from certain property insurance claims in 2005.

General Corporate Expense and Other Business Operations, Net: Our general corporate expense and other business operations, net were $6.3 million for the nine months ended September 30, 2006 compared to $4.9 million for 2005. The net increase of $1.4 million relates primarily to an increase in professional fees of $0.6 million due, in part, for assistance in our evaluation of our internal controls and procedures and related documentation for Sarbanes-Oxley requirements, an increase of $0.4 million in personnel costs, a litigation settlement of $0.3 million relating to an asserted financing fee, and a decrease in gains of $.8 million from the sales of corporate assets. The increase was partially offset by a refund of $0.4 million relating to insurance brokerage fees and the increase in gross profit classified as “Other” of $0.6 million as discussed above.

Interest Expense

Interest expense was $9.0 million for the first three quarters of 2006 compared to $8.6 million for 2005, an increase of $0.4 million. This net increase in interest expense includes $0.9 million relating to the Debentures sold in March 2006 which was partially offset by a decrease of $0.5 million relating to the Notes which were purchased or redeemed during 2006.

Non-Operating Other Income, net

Our non-operating other income, net was $0.6 million for the first nine months of 2006 compared to $1.5 million for 2005. In 2005, we recognized net proceeds from key individual life insurance policies of $1.2 million.

Provision For Income Taxes

   Due to net operating loss (“NOL”) carryforwards, no provisions for income taxes were necessary for the nine-month periods of 2006 and 2005 except for federal alternative minimum taxes and state income taxes.

Net Loss From Discontinued Operations

Net loss from discontinued operations includes provisions of $194,000 and $512,000 for 2006 and 2005, respectively, for our share of estimated costs to investigate and delineate a site in Hallowell, Kansas as a result of meetings with the Kansas Department of Health and Environment (“KDHE”).

Three months ended September 30, 2006 vs. Three months ended September 30, 2005

Net Sales

Our Climate Control Business’ net sales for the three-month period ended September 30, 2006 were $61.1 million compared to $41.5 million for 2005, an increase of $19.6 million or 47.2%. Net sales of our heat pump products increased $14.1 million, or 63%, primarily as a result of an increase in the number of units sold in the commercial and residential markets due to customer demand and gain in market share. Net sales of our hydronic fan coils increased $1.2 million, or 9% as the result of a 5% increase in average sales price and an increase in the number of units sold. Net sales of our other HVAC products increased $4.3 million, or 91%, primarily as the result of an increase in the number of large custom air handlers sold primarily to two large projects.

Our Chemical Business’ net sales for the three months ended September 30, 2006 were $60.8 million compared to $62.2 million for 2005, a decrease of $1.4 million or 2.3%. The decrease in net sales includes a decrease of $2.8 million relating to our agricultural products, a decrease of $1.6 million relating to our mining products partially offset by an increase of $3.0 million relating to our industrial acid and other chemical products. Sales prices decreased overall by 7% and overall volume of tons sold increased 6%.

Sales prices were down 3% at El Dorado. Sales volumes were consistent with 2005. Although the overall volume of tons sold was consistent with 2005, the volume of tons sold of mining and industrial acid and other chemical products increased while the agricultural products decreased. Agricultural volumes were impacted by drought conditions in our primary market area.

Sales prices at Baytown were down 4% while volume of tons sold increased 27%. The increase in volume relates primarily to the increase in spot sales opportunities for our industrial acid and other chemical products.

Sales prices at Cherokee decreased 7% and the volume of tons sold decreased 4%. The decrease in sales prices is due, in part, to the decreased cost of natural gas in relation to the third quarter of 2005.

Net sales classified as “Other” (see discussion above) for the third quarter of 2006 were $2.0 million compared to $1.5 million for 2005 or an increase of $0.5 million.

Gross Profit

Our Climate Control Business’ gross profit was $17.6 million or 28.7% as a percentage of net sales for the three months ended September 30, 2006 compared to $13.2 million or 31.8% for 2005. The net increase in gross profit of $4.4 million resulted primarily by the increase in sales of our heat pump products and large custom air handlers as discussed above. The decrease in the gross profit percentage was primarily the result of raw material cost increases that could not be passed on to customers.

Our Chemical Business’ gross profit was $5.3 million or 8.8% as a percentage of net sales for the three-month period ended September 30, 2006 compared to $4.0 million or 6.4% for 2005.

The net increase in gross profit of $1.3 million is due to improvements at Cherokee and El Dorado. Although sales prices decreased at Cherokee as discussed above, losses decreased as the result of the 22% decline in the average cost of natural gas at Cherokee. At El Dorado, we had a cost recovery of $1.3 million of production catalyst (precious metals) used in the manufacturing process in the third quarter of 2006 (none in 2005). In addition, we also recognized insurance recoveries of $0.3 million under our business interruption insurance policy for the three months ended September 30, 2006.

Gross profit classified as “Other” (see discussion above) was $0.7 million for the third quarter of 2006 compared to $0.5 million for 2005, an increase of $0.2 million.

Operating Income

Operating Income - Climate Control: Our Climate Control Business’ operating income was $6.9 million for the three months ended September 30, 2006 compared to $4.3 million for 2005. The net increase in operating income of $2.6 million resulted primarily by the net increase in gross profit of $4.4 million as discussed above and a decrease in professional fees of $0.7 million primarily relating to the arbitration case discussed above. This increase in operating income was partially offset by increased shipping and handling costs of $1.0 million as the result of increased sales volume and rising fuel costs and increased commissions of $0.6 million due to increased sales volume and distribution mix and increased personnel costs of $0.4 million as the result of increased number of personnel and higher incentives.

Operating Income - Chemical: Our Chemical Business’ operating income was $2.2 million for the three-month period ended September 30, 2006 compared to $2.5 million for 2005, a decrease of $0.3 million. This decrease in operating profit includes increased handling costs of $0.5 million and an overall increase in SG&A as the result of increased sales volume. In addition we recognized gains of $0.6 million from certain property insurance claims in 2005. This decrease in operating profit was partially offset by the net increase in gross profit of $1.3 million as discussed above.

General Corporate Expense and Other Business Operations, Net: Our general corporate expense and other business operations, net were $2.5 million for the three months ended September 30, 2006 compared to $2.0 million for 2005. The net increase of $0.5 million relates primarily to an increase in professional fees of $0.4 million as previously discussed and an increase of $0.2 million in personnel costs. The increase was partially offset by the increase in gross profit classified as “Other” of $0.2 million as discussed above.

Interest Expense

Interest expense was $3.2 million for the third quarter of 2006 compared to $2.8 million for 2005, an increase of $0.4 million. During the three months ended September 30, 2006, we recognized an unrealized loss of $0.3 million compared to an unrealized gain of $0.1 million in 2005 relating to interest rate cap contracts which are accounted for on a mark-to-market basis.

Provision For Income Taxes

  Due to NOL carryforwards, no provisions for income taxes were necessary for the three-month periods of 2006 and 2005 except for federal alternative minimum taxes and state income taxes.

Net Loss From Discontinued Operations

Net loss from discontinued operations relate to provisions of $113,000 and $512,000 for 2006 and 2005, respectively, for our share of estimated costs to investigate and delineate a site in Hallowell, Kansas as a result of meetings with the KDHE.

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

For the first nine months of 2006, net cash provided by continuing operating activities was $3.9 million, including net income plus depreciation and amortization and other adjustments offset by cash used by changes in assets and liabilities.

Accounts receivable increased $25.9 million including:

•
an increase of $15.6 million relating to the Climate Control Business due primarily to increased sales of our heat pump products, large custom air handlers, and hydronic fan coils as discussed above under “Results of Operations” and

•
an increase of $10.5 million relating to the Chemical Business as the result of extending the terms an additional 36 days for a major customer and increased sales volume at Baytown as discussed above under “Results of Operations.”

Inventories increased by a net $3.2 million including an increase of $7.8 million relating to the Climate Control Business primarily relating to the increased cost of certain raw materials, increased raw materials on hand relating to heat pump products and hydronic fan coils due to increasing sales volume, and increased inventories on hand as the result of two customer orders of large custom air handlers.

The increase in inventories was partially offset by a decrease of $5.0 million relating to the Chemical Business as the result of the increased sales volume at Cherokee and the decline in the average cost of our raw material feedstocks, anhydrous ammonia and natural gas, in September 2006 compared to December 2005.

The change in other supplies and prepaid items includes a net increase of $2.8 million in precious metals due primarily to a recoveries performed and additional precious metals purchased net of the amount consumed in the manufacturing process partially offset by a decrease of $2.5 million in prepaid insurance as the result of recognizing the related insurance expense for the first three quarters of 2006.

Accounts payable increased $4.4 million primarily due to:

•
an increase of $3.7 million in our Climate Control Business resulting from increased production of our heat pump products, large custom air handlers, and hydronic fan coils, increased cost of certain raw materials, and increased levels of inventories on hand and

•	an increase of $0.9 million in our Chemical Business resulting primarily from increased sales volume at Baytown.

Customer deposits increased $1.9 million primarily due to the increase in deposits received as down payments on two customer orders of large air handlers in the Climate Control Business.

The change in deferred rent expense of $0.6 million is due to the scheduled lease payments during the first three quarters of 2006 exceeding the rent expense recognized on a straight-line-basis.

The increase in other accrued and noncurrent liabilities of $4.9 million includes primarily:

•	an increase of $1.6 million of accrued payroll and benefits due to the increased number of payroll days outstanding and an increase in the number of employees in the Climate Control Business,
•	an increase of $1.1 million of accrued warranty and $0.8 million of accrued commissions as the result of increased sales volume in the Climate Control Business, and
•	an increase of $0.7 million of accrued precious metals costs as the result of the timing of gauze changes.

Cash Flow from Investing Activities

Net cash used by continuing investing activities was $8.5 million for 2006 which included $8.0 million for capital expenditures for the benefit of our Climate Control and Chemical Businesses of $4.0 million each.

Cash Flow from Financing Activities

Net cash provided by continuing financing activities was $0.6 million and primarily consisted of:

•	proceeds of $16.5 million from the 7% convertible debentures, net of fees of $1.5 million, as discussed above under “Loan Agreements - Terms and Conditions”,
•	proceeds of $2.2 million on revolving debt facilities, net of payments, as the result of the increases in accounts receivable and inventories as discussed above, offset, in part, by
•	the acquisition of $13.3 million of the Notes as discussed above under “Loan Agreements - Terms and Conditions”,
•	payments of $2.4 million on short-term financing and drafts payable, net of proceeds, and
•	payments of $2.2 million on other long-term debt.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended, except for the following:

Cepolk Holding, Inc. (“CHI”), a subsidiary of the Company, is a limited partner and has a 50% equity interest in Cepolk Limited Partnership (“Partnership”) which is accounted for on the equity method. The Partnership owns an energy savings project located at the Ft. Polk Army base in Louisiana (“Project”). At September 30, 2006,  our investment was $3,279,000. The Partnership and general partner to the Partnership is indebted to Prudential Insurance Company of America (“Lender”), as construction and term lender to the Project, in the current amount of approximately $6,500,000 (“Loan”), with a term extending to December 2010. CHI has pledged its limited partnership interest in the Partnership to the Lender as part of the Lender’s collateral securing all obligations under the Loan. This guarantee and pledge is limited to CHI’s limited partnership interest and does not expose CHI or the Company to liability in excess of CHI’s limited partnership interest. No liability has been established for this pledge since it was entered into prior to FASB Interpretation No. 45. CHI has no recourse provisions or available collateral that would enable CHI to recover its partnership interest should the Lender be required to perform under this pledge.

Aggregate Contractual Obligations

In the operation of our businesses, we enter into contracts, leases and borrowing arrangements. In connection with a series of agreements (the “Bayer Agreement”) with Bayer Corporation ("Bayer"), under which we are to supply nitric acid with a provision for pass through of production costs subject to certain performance obligations on our part, a subsidiary of ThermaClime entered into a 10 year lease in June 1999 that requires minimum future net lease rentals of approximately $26.7 million at September 30, 2006. The lease payments are includable costs in these agreements. These lease rentals are made monthly over the term of the agreements, typically with one annual payment representing a majority of the amount due for the year. Lease payments of approximately $1.2 million and $7.4 million due in December 2006 and January 2007, respectively, have been considered in evaluating our liquidity.

As discussed in our Form 10-K for the year ended December 31, 2005, we had certain contractual obligations at December 31, 2005, with various maturity dates, related to the following:

•	long-term debt,
•	interest payments on long-term debt,
•	capital expenditures,
•	operating leases,
•	exchange-traded futures contracts,
•	purchase obligations and
•	other long-term liabilities.

Under “Liquidity and Capital Resources”, “Capital Expenditures”, “Loan Agreements - Terms and Conditions” and “Cash Flow from Financing Activities” of this MD&A, we discussed the following which occurred during the first nine months of 2006:

•	net proceeds of $16.5 million from the 7% convertible debentures,
•	acquisition of $13.3 million of the 10-3/4% senior unsecured notes,
•	conversion of $3.75 of the 7% convertible debentures into common stock and
•	planned capital expenditure of approximately $3.8 million on real estate relating to the Climate Control Business.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

General

Our results of operations and operating cash flows are impacted by changes in market interest rates and changes in market prices of copper, steel, anhydrous ammonia and natural gas.

Forward Sales Commitments Risk

Periodically, we enter into forward firm sales commitments for products to be delivered in future periods. As a result, we could be exposed to embedded losses should our product costs exceed the firm sales prices. At September 30, 2006, we had $0.5 million of embedded losses associated with sales commitments with firm sales prices in our Chemical Business.

Commodity Price Risk

Our Climate Control Business buys substantial quantities of copper and steel for use in manufacturing processes and our Chemical Business buys substantial quantities of anhydrous ammonia and natural gas as feedstocks generally at market prices. Periodically, our Climate Control Business enters into exchange-traded futures for copper and our Chemical Business enters into exchange-traded futures for natural gas, which contracts are generally accounted for on a mark-to-market basis in accordance with SFAS No. 133. At September 30, 2006 our purchase commitments under these contracts were for 60,000 MMBtu of natural gas through April 2007 at a weighted average cost of $10.26 per MMBtu ($0.6 million) and a weighted average market value of $7.27 per MMBtu ($0.4 million).

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

We purchased two interest rate cap contracts for a cost of $0.6 million in March 2005 to help minimize our interest rate risk exposure relating to the Working Capital Revolver Loan. These contracts set a maximum three-month LIBOR base rate of 4.59% on $30.0 million. These contracts mature on March 29, 2009. These contracts are free-standing derivatives and are accounted for on a mark-to-market basis in accordance with SFAS No.133. At September 30, 2006, the market value of these contracts was $0.4 million.

As of September 30, 2006, the estimated fair market value of our variable rate and fixed rate debt, which aggregated $113.8 million, exceeded the debt's carrying value by approximately $1.1 million. At December 31, 2005, the carrying value exceeded the fair market value by $8.5 million. The increase in our debt’s fair market value relates primarily to the fair market value of the Debentures in comparison to the Notes which we purchased or redeemed value during the nine months ended September 30, 2006. The estimated fair market value of the Debentures is based on the conversion rate and market price of our common stock at September 30, 2006.

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

It is our goal to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management. Based on our most recent evaluation, which was completed as of the end of the period covered by this quarterly report on Form 10-Q, we have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Although during the evaluation we noted several significant deficiencies in our disclosure controls and procedures, our disclosure controls and procedures are effective as of September 30, 2006.

There were no changes to our internal control over financial reporting during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

•	the Climate Control’s emphasis on increasing the sales and operating margins of all products and to continue to develop new products and increase production to meet customer demand;
•	the Climate Control Business shipping substantially all of their backlog within twelve months;
•	the cost increases for certain raw materials and component parts in the Climate Control Business impacting future margin percentages;
•	the investment in the Climate Control Business is expected to increase capacity and reduce overtime;
•	the Climate Control Business will continue to launch new products and product upgrades in an effort to maintain our current market position and to establish presence in new markets;
•	prospects for Climate Control’s new products are improving and will make a contribution in the future;
•	our results of operations and financial condition at Cherokee may in the future be materially affected by changes in the supply and cost of natural gas;
•	funding our projected capital expenditures for the remainder of 2006 from working capital and financing;
•	the real property investment of approximately $3.8 million during the fourth quarter 2006 in the Climate Control Business will be financed by mortgages at an approximate loan value of 80%;
•	the outlook for capital expenditures for 2007;
•	our plans for 2007 include additional production capacity at Climate Control if there is sufficient cash flow;
•	the projected cost of and expected completion of soil remediation at the Hallowell Facility;
•	retaining most of our future earnings, if any, to provide funds for our operations and/or expansion of our business;
•	paying dividends on our common stock;
•	ability to meet all required covenants for the remainder of 2006 under our loan agreements;
•	that we will have adequate cash in 2006 to satisfy our cash requirements as they become due in 2006;
•	our seasonal products in our Chemical Business;
•
our primary efforts to improve the results of the Chemical Business include efforts to increase the non-seasonal sales volumes of Cherokee and El Dorado with an emphasis on customers that will accept the commodity risk inherent with natural gas and anhydrous ammonia; and

•	projected capital expenditures and the amounts thereof including the amounts relating to the NPDES permit and the sulfuric acid plant’s air emissions.

While we believe the expectations reflected in such Forward-Looking Statements are reasonable, we can give no assurance such expectations will prove to have been correct. There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to,

•	decline in general economic conditions, both domestic and foreign,
•	material reduction in revenues,
•	material increase in interest rates,
•	ability to collect in a timely manner a material amount of receivables,
•	increased competitive pressures,
•	changes in federal, state and local laws and regulations, especially environmental regulations, or in interpretation of such, pending,
•	additional releases (particularly air emissions) into the environment,
•	material increases in equipment, maintenance, operating or labor costs not presently anticipated by us,
•	the requirement to use internally generated funds for purposes not presently anticipated,
•	the inability to secure additional financing for planned capital expenditures,
•	the cost for the purchase of raw materials including anhydrous ammonia and natural gas,
•	changes in competition,
•	the loss of any significant customer,
•	changes in operating strategy or development plans,
•	inability to fund the working capital and expansion of our businesses,
•	adverse results in any of our pending litigation,
•	inability to obtain necessary raw materials and
•	other factors described in "Management's Discussion and Analysis of Financial Condition and Results of Operation" contained in this report.

Given these uncertainties, all parties are cautioned not to place undue reliance on such Forward-Looking Statements. We disclaim any obligation to update any such factors or to publicly announce the results of any revisions to any of the Forward-Looking Statements contained herein to reflect future events or developments.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

There are no material legal proceedings pending against us and/or our subsidiaries not reported in Item 3 of our Form 10-K for year ended December 31, 2005 and Item 1 of Part II of our Form 10-Q for the quarter ended March 31, 2006 and our Form 10-Q for the quarter ended June 30, 2006, except for the following material developments to such proceedings that occurred during the third quarter of 2006 or the following matters which have been resolved or settled during the third quarter of 2006:

Trison

Trison Construction, Inc. (“Trison”), a subsidiary within our Climate Control Business, entered into a contract with Johnson Controls, Inc. (“JCI”) to design, remove and install selected components on existing air conditioning systems at a project in Oklahoma (“Project”). JCI alleged that Trison’s work on the Project contained certain defects and purported inadequacies and claimed that Trison defaulted on its contract with JCI. JCI made demand under Trison’s performance bond seeking recovery of costs alleged to have been required to correct and complete Trison’s work under its contract with JCI. In June 2004, JCI filed for arbitration with the American Arbitration Association claiming damages in the amount of approximately $1.7 million. Trison denied that its work was defective or otherwise incomplete.

On January 16, 2006, the arbitrator issued his Interim Award finding in favor of Trison and against JCI on all allegations. On October 20, 2006, the arbitrator issued his Final Award confirming and reaffirming its January 16, 2006, interim award in favor of Trison, and awarding to Trison approximately $1.2 million in attorneys’ fees and costs incurred to defend against JCI’s claims.

Zeller Pension Plan

In February 2000, the Company’s Board of Directors authorized management to proceed with the sale of the automotive products business, since the automotive products business was no longer a “core business” of the Company. In May 2000, the Company sold substantially all of its assets in its automotive products business. After the authorization by the board, but prior to the sale, the automotive products business purchased the assets and assumed certain liabilities of Zeller Corporation (“Zeller”). The liabilities of Zeller assumed by the automotive products business included Zeller’s pension plan, which is not a multi-employer pension plan. In June 2003, the principal owner (“Owner”) of the buyer of the automotive products business was contacted by a representative of the Pension Benefit Guaranty Corporation (“PBGC”) regarding the plan. The Owner was informed by the PBGC of a possible under-funding of the plan and a possible takeover of the plan by the PBGC. The PBGC previously advised the Company that the PBGC may consider the Company to be potentially liable for the under-funding of the Zeller Plan in the event that the plan is taken over by the PBGC and alleged that the under-funding is approximately $.6 million. However, the Company’s ERISA counsel was recently verbally informed by a PBGC representative that he would probably recommend no further action by the PBGC with respect to the Company’s involvement with the Zeller plan. There are no assurances that such recommendation, will be made or, if made, will be accepted by the PBGC.

El Dorado Chemical

In 2005, El Dorado Chemical Company (“EDC”), a subsidiary in the Company’s Chemical Business, sued the general partners of Dresser Rand Company, Ingersoll-Rand Company and DR Holdings Corp., and an individual employee of Dresser Rand Company, in connection with its faulty repair of a hot gas expander of EDC’s DMW nitric acid plant. As a result of defects in the repair, on October 8, 2004, the hot gas expander failed, leading to a fire at the DMW plant. The lawsuit is styled El Dorado Chemical Company, et al. v. Ingersoll-Rand Company (NJ), et al. in the Union County Arkansas Circuit Court.

The complaint alleged that negligent repair led to the hot gas expander failure and resulting fire, and claimed $5 million for property damage to the DMW plant and $5 million in lost profits while the DMW plant was down for repair. The Defendants claimed that a limitation of liability clause in a purchase order of Dresser Rand Company, the general partnership, applies, effectively limiting damages to the amount of the purchase order, approximately $.1 million. The complaint named only the general partners and an individual supervisory employee of Dresser Rand Company.

Following a trial held the week of October 9, 2006, a jury verdict awarded EDC approximately $9.8 million in damages. EDC thereafter filed a motion to add pre-judgment interest to the verdict. It is anticipated that the Defendants will appeal. In order to appeal, it is expected that the Defendants will be required to post a bond in an amount sufficient to pay the verdict, plus any prejudgment interest, plus post-judgment interest that will accrue at the rate of 10%. EDC will pay attorneys fees equal to 31.67 % of any net recovery.

See Part 1, Item 1 at Note 11 “Contingencies - A. Environmental Matters - 1. Discharge Water Matters” for a discussion of certain developments concerning our Chemical Business’ El Dorado, Arkansas facility.

See “Item 5-Other Information” regarding an informal inquiry by the Securities and Exchange Commission.

Item 1A. Risk Factors

Reference is made to Item 1A of our Form 10-K for the year ended December 31, 2005, for our discussion concerning risk factors. There are no material changes from the risk factors disclosed in our Form 10-K except for the following:

We may be required to expand our security procedures and install additional security equipment for our Chemical Business in order to comply with the Homeland Security Appropriations Bill and possible future government laws and regulations and industry requirements.

Because of the current Homeland Security Appropriations Bill and the continued emphasis by the government, industry and public on security issues relating to the chemical industry, we may be required to incur additional costs relating to security at our chemical facilities and distribution centers, and transportation of our products to comply with possible changes in laws, regulations and requirements. As a result, these costs could have a material impact on our financial condition and results of operation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following tables include information relating to purchases of equity securities by the Company and affiliated purchasers, as defined, for the three months ended September 30, 2006.

Period	(a) Total number of shares of common stock purchased	(b) Average price paid per share of common stock	(c) Total number of shares of common stock purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares of common stock that may yet be purchased under the plans or programs
July 1, 2006 - July 31, 2006	-	$-	-	-

August 1, 2006 - August 31, 2006	113,943	$9.50	-	-

September 1, 2006 - September 30, 2006	-	$-	-	-
Total	113,943	$9.50	-	-

During the third quarter of 2006, we received the above shares for payment of the exercise price of certain stock options exercised during this period. These shares are being held as treasury stock.

Period	(a) Total number of shares of Series 2 Preferred purchased	(b) Average price paid per share of Series 2 Preferred	(c) Total number of shares of Series 2 Preferred purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares of Series 2 Preferred that may yet be purchased under the plans or programs
July 1, 2006 - July 31, 2006	1,600	$59.74	-	-

August 1, 2006 - August 31, 2006	-	$-	-	-

September 1, 2006 - September 30, 2006	-	$-	-	-
Total	1,600	$59.74	-	-

During the third quarter of 2006, we purchased the above shares in the open market. These shares are being cancelled.

Item 3. Defaults upon Senior Securities

(b) Although dividends on our Series 2 Preferred are payable if and when declared by the Board of Directors, the terms of the Series 2 Preferred provide that dividends are cumulative. Our Board of Directors did not declare and we did not pay dividends on our outstanding Series 2 Preferred from June 1999 through December 2005. During each of the three quarters of 2006, our Board of Directors declared and we paid nominal dividends of $.10 per share on our outstanding Series 2 Preferred. The amount of the total arrearage of unpaid dividends on the outstanding Series 2 Preferred is $14.0 million as of September 30, 2006. See discussion under “Liquidity and Capital Resources” in the MD&A of Part I concerning Exchange Agreements entered into during October 2006 with certain holders of the Series 2 Preferred.

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

Also our Board of Directors did not declare and pay the January 1 regular dividend on our Series B Preferred from 1999 through 2005. During each of the three quarters of 2006, our Board of Directors declared and we paid nominal dividends of $.37 per share on our outstanding Series B Preferred. The amount of dividends in arrears at September 30, 2006 related to the Series B Preferred is $1.6 million.

In addition, the amount of dividends in arrears related to our Series D Preferred is $0.2 million as of September 30, 2006.

Item 4. Submission of Matters to a Vote of Security Holders

At the Company’s 2006 Annual Meeting of Shareholders held on July 6, 2006, the following nominees to the Board of Directors were elected as directors of the Company:

Name	Number of Shares "For"	Number of Shares to "Withhold Authority"
Robert C. Brown, M.D.	13,704,871	18,090
Barry H. Golsen, J.D.	13,705,528	17,433
David R. Goss	13,705,821	17,140
John A. Shelley	13,702,801	20,160

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

At the Annual Meeting, Ernst & Young, LLP, Independent Registered Public Accounting Firm, was appointed as independent auditors of the Company for 2006, as follows:

Number of Shares "For"	Number of Shares "Against"	Number of Abstentions and Broker Non-Votes
13,722,154	415	392

Item 5. Other Information

The Securities and Exchange Commission (“SEC”) made an informal inquiry to the Company by letter dated August 15, 2006. The inquiry relates to the restatement of the Company’s financial statements for the year ending December 31, 2004 and accounting matters relating to the change in inventory accounting from LIFO to FIFO. The Company responded to the inquiry on September 19, 2006. At the present time the informal inquiry is not a pending proceeding nor does it rise to the level of a government investigation. Until further communication and clarification with the SEC, if any, the Company is unable to determine (a) if the inquiry will ever rise to the level of an investigation or proceeding, or (b) the materiality to the Company’s financial position with respect to enforcement actions, if any, the SEC may have available to it.

Item 6. Exhibits

(a)	Exhibits The Company has included the following exhibits in this report:

10.1
Second Amendment to AN Supply Agreement, executed August 24, 2006, to be effective as of January 1, 2006, between Orica USA, Inc. and El Dorado Company. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT. THE OMITTED INFORMATION HAS BEEN FILED SEPARATELY WITH THE SECRETARY OF THE SECURITIES AND EXCHANGE COMMISSION FOR PURPOSES OF SUCH REQUEST.

10.2
Exchange Agreement, dated October 6, 2006, between LSB Industries, Inc., Paul Denby, Trustee of the Paul Denby Revocable Trust, U.A.D. 10/12/93, The Paul J. Denby IRA, Denby Enterprises, Inc., Tracy Denby, and Paul Denby. Substantially similar Exchange Agreements (each having the same exchange rate) were entered with the following individuals or entities on the dates indicated for the exchange of the number of shares of LSB’s $3.25 Convertible Exchangeable Class C Preferred Stock, Series 2 (the “Series 2 Preferred”) noted: October 6, 2006 - James W. Sight (35,428 shares of Series 2 Preferred), Paul Denby, Trustee of the Paul Denby Revocable Trust, U.A.D. 10/12/93 (25,000 shares of Series 2 Preferred), The Paul J. Denby IRA (11,000 shares of Series 2 Preferred), Denby Enterprises, Inc. (4,000 shares of Series 2 Preferred), Tracy Denby (1,000 shares of Series 2 Preferred); October 12, 2006 - Harold Seidel (10,000 shares of Series 2 Preferred); October 11, 2006 -Brent Cohen (4,000 shares of Series 2 Preferred), Brian J. Denby and Mary Denby (1,200 shares of Series 2 Preferred), Brian J. Denby, Trustee, Money Purchase Pension Plan (5,200 shares of Series 2 Preferred), Brian Denby, Inc. Profit Sharing Plan (600 shares of Series 2 Preferred); October 25, 2006 - William M. and Laurie Stern ( 400 shares of Series 2 Preferred), William M. Stern Revocable Living Trust, UTD July 9, 1992 (1,570 shares of Series 2 Preferred), the William M. Stern IRA (2,000 shares of Series 2 Preferred), and William M. Stern, Custodian for David Stern (1,300 shares of Series 2 Preferred), John Cregan (500 shares of Series 2 Preferred), and Frances Berger (1,350 shares of Series 2 Preferred). Copies of the foregoing Exchange Agreements will be provided to the Commission upon request.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly authorized, to sign this report on its behalf on this 8th day of November 2006.

LSB INDUSTRIES, INC.

By: /s/ Tony M. Shelby
Tony M. Shelby Executive Vice President of Finance and Chief Financial Officer (Principal Financial Officer)

By: /s/ Jim D. Jones
Jim D. Jones Senior Vice President, Corporate Controller and Treasurer (Principal Accounting Officer)