Form 10-K
period 2006-12-31
LSB INDUSTRIES INC
filed 2007-03-27
CIK 60714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [X] No

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ] Yes [X] No

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for the shorter period that the Registrant has had to file the reports), and (2) has been subject to the filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes [X] No

The aggregate market value of the Registrant’s voting common equity held by non-affiliates of the Registrant, computed by reference to the price at which the voting common stock was last sold as of June 30, 2006, was approximately $69 million. For purposes of this computation, shares of the Registrant’s common stock beneficially owned by each executive officer and director of the Registrant and by Jayhawk Capital Management, L.L.C. and its affiliates (together “Jayhawk”) are deemed to be owned by affiliates of the Registrant. Such determination should not be deemed an admission that such executive officers, directors and other beneficial owners of our common stock are, in fact, affiliates of the Registrant. In addition, this computation does not include the 719 shares of voting Convertible Non-Cumulative Preferred Stock (the “Non-Cumulative Preferred”) held by non-affiliates of the Company. An active trading market does not exist for the shares of Non-Cumulative Preferred.

As of March 19, 2007 the Registrant had 19,479,139 shares of common stock outstanding (excluding 3,447,754 shares of common stock held as treasury stock).

FORM 10-K OF LSB INDUSTRIES, INC.

	FORM 10-K OF LSB INDUSTRIES, INC. TABLE OF CONTENTS

		Page

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	74

Item 13.	Certain Relationships and Related Transactions, and Director Independence	74

Item 14.	Principal Accountant Fees and Services	74

	PART IV

Item 15.	Exhibits and Financial Statement Schedules	75

PART I

ITEM 1. BUSINESS

General

LSB Industries, Inc. (the "Company", “Registrant”, "We", "Us", or "Our") was formed in 1968 as an Oklahoma corporation, and became a Delaware corporation in 1977. We are a diversified holding company. Our wholly-owned subsidiary, ThermaClime, Inc. (“ThermaClime”) through its subsidiaries, owns substantially all of our core businesses consisting of the:

•
Climate Control Business engaged in the manufacturing and selling of a broad range of heating, ventilation and air conditioning (“HVAC”) products for the niche markets we serve. These products are used in commercial and residential new building construction, renovation of existing buildings and replacement of existing systems.

•	Chemical Business engaged in the manufacturing and selling of chemical products produced from plants in Texas, Arkansas and Alabama for the industrial, mining and agricultural markets.

Certain statements contained in this Part I may be deemed to be forward-looking statements. See "Special Note Regarding Forward-Looking Statements."

We believe our Climate Control Business has developed leadership positions in niche markets by offering extensive product lines, customized products and improved technologies. Under this focused strategy, we have developed what we believe to be the most extensive line of water source heat pumps and hydronic fan coils in the United States. Further, we were a pioneer in the use of geothermal technology in the climate control industry and have used it to create what we believe to be the most energy efficient climate control systems commercially available today. We employ highly flexible production capabilities that allow us to custom design units for new construction markets and for the retrofit and replacement markets, and our products are currently installed in some of the most recognizable commercial developments in the country, including Prudential Tower, Rockefeller Plaza, Trump Tower, and Time Warner Center, and are slated to be in a number of developments currently under construction. In addition, we have a significant presence in the lodging industry with installations in numerous Hyatt, Marriott, Four Seasons, Starwood, Ritz Carlton and Hilton hotels. We also have a substantial share of resort destinations in Las Vegas where we have units installed in over 47,000 rooms for a number of premier properties, including the MGM Grand, Luxor, Venetian, Treasure Island, Bellagio, Mandalay Bay, Caesar’s Palace, Monte Carlo, Mirage, Golden Nugget, Hard Rock and Wynn resorts.

Our Chemical Business has three chemical production facilities located in Baytown, Texas (the “Baytown” facility), El Dorado, Arkansas (the “El Dorado” facility) and Cherokee, Alabama (the “Cherokee” facility). Our Chemical Business is a supplier to some of the world’s leading chemical and industrial companies. By focusing on specific geographic areas, we have developed freight and distribution advantages over many of our competitors and have established leading regional market positions, a key element in the success of this business. The primary raw material feedstocks (anhydrous ammonia and natural gas) of the Chemical Business are commodities, subject to price fluctuations and are purchased at prices in effect at time of purchase. Baytown consumes approximately 120,000 tons of purchased anhydrous ammonia per year. The majority of Baytown’s production is sold pursuant to a long-term contract that provides for a pass-through of certain costs, including the anhydrous ammonia costs, plus a profit. El Dorado purchases approximately 200,000 tons of anhydrous ammonia annually and produces and sells approximately 500,000 tons of nitrogen-based products per year. The anhydrous ammonia is purchased pursuant to a supply agreement whereby El Dorado secures substantially all of its requirements of anhydrous ammonia from one supplier. Although anhydrous ammonia is produced from natural gas, the price does not necessarily follow the spot-price of natural gas in the U.S. because anhydrous ammonia is an internationally traded commodity and the relative price is set in the world market while natural gas is primarily a nationally traded commodity. The ammonia supply to El Dorado is transported from the Gulf of Mexico by pipeline. Our cost of anhydrous ammonia is based upon formulas indexed to published industry prices, primarily tied to import prices. Cherokee normally consumes 4 to 6 million MMBtu’s of natural gas annually and produces and sells approximately 300,000 tons of nitrogen-based products per year.

Natural gas is a primary raw material for anhydrous ammonia. Natural gas costs continue to exhibit volatility. In 2006, we saw daily spot prices per MMBtu, excluding transportation, range from $3.54 to $9.90. Due to the uncertainty of the sales prices of our products in relation to the cost of anhydrous ammonia and natural gas, our Chemical Business has pursued a strategy of developing customers that purchase substantial quantities of products pursuant to sales agreements and/or formulas that provide for the pass through of these raw material costs. These pricing arrangements help mitigate the commodity risk inherent in the raw material feedstocks of natural gas and anhydrous ammonia. For 2006, approximately 65% of the Chemical Business’ sales were made pursuant to pass-through sales agreements. It is our goal to continue developing pass-through agreements with our customers. The remaining sales are primarily into agricultural markets at the price in effect at time of shipment. The sales prices of our agricultural products have only a moderate correlation to the anhydrous ammonia and natural gas feedstock costs and also reflect market conditions for like and competing nitrogen sources. This can compromise our ability to recover our full cost to produce the product in this market. Additionally, the lack of sufficient non-seasonal sales volume to operate our manufacturing facilities at optimum levels has kept the Chemical Business from reaching full performance potential. Our primary efforts to improve the results of our Chemical Business include securing increased non-seasonal sales volumes with an emphasis on customers that will accept the commodity risk inherent with natural gas and anhydrous ammonia.

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

Climate Control Business

General

Our Climate Control Business manufactures and sells a broad range of standard and custom designed geothermal and water source heat pumps and hydronic fan coils as well as other products for the niche markets we serve. These products are for use in commercial and residential HVAC systems including large custom air handlers and modular chiller systems. The construction of commercial, institutional and residential buildings including multi and single-family homes, the renovation of existing buildings and the replacement of existing HVAC systems drive the demand for our Climate Control products. Our Climate Control commercial products are used in a wide variety of buildings, such as: hotels, motels, office buildings, schools, universities, apartments, condominiums, hospitals, nursing homes, extended care facilities, industrial and high tech manufacturing facilities, food and chemical processing facilities, and pharmaceutical manufacturing facilities. We target many of our products to meet increasingly stringent indoor air quality and energy efficiency standards.

The following table summarizes net sales information relating to our products of the Climate Control Business:

2006	2005	2004
Percentage of net sales of the Climate Control Business:
Geothermal and water source heat pumps	61%	54%	52%
Hydronic fan coils	27%	34%	35%
Other HVAC products	12%	12%	13%
	100%	100%	100%
Percentage of our consolidated net sales:
Geothermal and water source heat pumps	27%	21%	20%
Hydronic fan coils	12%	13%	14%
Other HVAC products	6%	5%	5%
	45%	39%	39%

Geothermal and Water Source Heat Pumps

We believe we are a leading provider of geothermal and water source heat pumps to the commercial construction and renovation markets in the United States. Water source heat pumps are highly efficient heating and cooling products which enable individual room climate control through the transfer of heat through a water pipe system which is connected to a centralized cooling tower or heat injector. Water source heat pumps enjoy a broad range of commercial applications, particularly in medium to large sized buildings with many small, individually controlled spaces. We believe the market for commercial water source heat pumps will continue to grow due to the relative efficiency and long life of such systems as compared to other air conditioning and heating systems, as well as to the emergence of the replacement market for those systems.

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

Hydronic Fan Coils

We believe that our Climate Control Business is a leading provider of hydronic fan coils. Our Climate Control Business targets the commercial and institutional markets. Hydronic fan coils use heated or chilled water, provided by a centralized chiller or boiler through a water pipe system, to condition the air and allow individual room control. Hydronic fan coil systems are quieter and have longer lives and lower maintenance costs than other comparable systems used where individual room control is required. Important components of our strategy for competing in the commercial and institutional renovation and replacement markets include the breadth of our product line coupled with customization capability provided by a flexible manufacturing process. The lodging and hospitality industry is a significant user of hydronic fan coils. Subsequent to the September 11, 2001 tragedy, our hydronic fan coil operation experienced a decline of major lodging and hospitality construction projects in several key geographic markets. During 2005 and 2006, this specific market continued to improve.

Geothermal and Water Source Heat Pump and Hydronic Fan Coil Market

We estimate the annual United States market for water source heat pumps and hydronic fan coils to be approximately $480 million based on data supplied by the Air-Conditioning and Refrigeration Institute (“ARI”). Levels of repair, replacement, and new construction activity generally drive demand in these markets. In aggregate, the United States market for geothermal and water source heat pump and fan coil products is returning to historical levels based on data supplied by the ARI. The previous decline in the total market in 2001 through 2003 was primarily a direct result of the slowdown in construction and refurbishment related to the lodging and hospitality industry and has been attributed to the events of September 11, 2001 and world unrest.

Production and Backlog

Most of our Climate Control production occurs on a specific order basis. We manufacture the units in many sizes and configurations, as required by the purchaser, to fit the space and capacity requirements of hotels, motels, schools, hospitals, apartment buildings, office buildings and other commercial or residential structures. As of December 31, 2006 and 2005, the backlog of confirmed orders for our Climate Control Business was approximately $80.4 million and $56.2 million, respectively. The increase in our backlog relates primarily to the increase in demand for our geothermal and water source heat pumps and hydronic fan coils. Past experience indicates that customers generally do not cancel orders after we receive them. We anticipate shipping substantially all of this backlog within twelve months.

In response to a record order intake level of our heat pump products, we have increased unit capacity by almost 70% through additional shifts, overtime and capital investment since the end of 2005.  During 2006, we invested approximately $4.9 million in fabrication equipment, plant-wide process control systems and other upgrades relating to our Climate Control Business. For 2007, we have committed to spend an additional $3.6 million for production equipment and other upgrades.  Our investment in the Climate Control Business will continue if order intake levels continue to warrant.  In addition to the spending on equipment and systems, during 2006, we have invested approximately $2.8 million in facilities, including a new 46,000 square foot building next to our existing heat pump manufacturing facility and the renovation of an existing facility.  These investments have and will increase our capacity to produce and distribute our Climate Control products, primarily heat pump products.

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

2006	2005	2004
Net sales to original equipment manufacturers as a percentage of:

Net sales of the Climate Control Business	17%	22%	21%
Consolidated net sales	8%	9%	8%

Market

Our Climate Control Business depends primarily on the commercial construction industry, including new construction and the remodeling and renovation of older buildings, and on the residential construction industry for both new and replacement markets relating to their geothermal products.

Raw Materials

Numerous domestic and foreign sources exist for the materials used by our Climate Control Business, which materials include compressors, steel, electric motors, valves and copper. Periodically, our Climate Control Business enters into fixed-price copper contracts. We do not anticipate any difficulties in obtaining necessary materials for our Climate Control Business. In 2007, however, changes in market supply and demand could result in increased costs, lost production and/or delayed shipments. We believe the majority of cost increases, if any, will be passed to our customers in the form of higher prices as product price increases are implemented and take effect and while we believe we will have sufficient materials, a shortage of raw materials could impact production of our Climate Control products.

Competition

Our Climate Control Business competes primarily with seven companies, some of whom are also our customers. Some of our competitors serve other markets and have greater financial and other resources than we do. Our Climate Control Business manufactures a broader line of geothermal and water source heat pump and fan coil products than any other manufacturer in the United States, and we believe that we are competitive as to price, service, warranty and product performance.

Continue to Introduce New Products

Our Climate Control Business will continue to launch new products and product upgrades in an effort to maintain and increase our current market position and to establish a presence in new markets.

Chemical Business

General

Our Chemical Business manufactures three principal product lines that are derived from natural gas, anhydrous ammonia, and sulfur:

•	concentrated, blended and regular nitric acid, mixed nitrating acids, metallurgical grade anhydrous ammonia, sulfuric acid, and high purity ammonium nitrate for industrial applications,
•	anhydrous ammonia, fertilizer grade ammonium nitrate, urea ammonium nitrate (UAN), and ammonium nitrate ammonia solution (ANA) for the agricultural applications, and
•	industrial grade ammonium nitrate and solutions for the mining industry.

The following table summarizes net sales information relating to our products of the Chemical Business:

2006	2005	2004
Percentage of net sales of the Chemical Business:
Industrial acids and other chemical products	37%	34%	38%
Agricultural products	34%	35%	33%
Mining products	29%	31%	29%
	100%	100%	100%
Percentage of our consolidated net sales:
Industrial acids and other chemical products	19%	20%	22%
Agricultural products	18%	21%	20%
Mining products	16%	18%	17%
	53%	59%	59%

Industrial Acids and Other Chemical Products

Our Chemical Business manufactures and sells industrial acids and other chemical products primarily to the polyurethane, paper, fibers and electronics industries. We are a major supplier of concentrated nitric acid and mixed nitrating acids, specialty products used in the manufacture of fibers, gaskets, fuel additives, explosives, and other chemical products. In addition, we produce and sell blended and regular nitric acid, metallurgical and commercial grade ammonia and sulfuric acid. We compete based upon service, price, location of production and distribution sites, product quality and performance. We believe we are the largest domestic merchant marketer of concentrated and blended nitric acids and provide inventory management as part of the value-added services offered to certain customers.

Baytown is one of the two largest nitric acid manufacturing units in the United States, with demonstrated capacity exceeding 1,350 short tons per day. Subsidiaries within our Chemical Business entered into a series of agreements with Bayer Corporation ("Bayer") (collectively, the "Bayer Agreement"). Under the Bayer Agreement, El Dorado Nitric Company ("EDNC"), a subsidiary within our Chemical Business, operates Baytown at Bayer's Baytown, Texas operation. Bayer purchases from EDNC all of its requirements for nitric acid at its Baytown operation for a term through at least May 2009. EDNC purchases from Bayer certain of its requirements for materials, utilities and services for the manufacture of nitric acid. Upon expiration of the initial ten-year term in 2009, the Bayer Agreement may be renewed for up to six renewal terms of five years each; however, prior to each renewal period, either party to the Bayer Agreement may opt against renewal.

Agricultural Products

Our Chemical Business produces ammonium nitrate at El Dorado and anhydrous ammonia, UAN, and ammonium nitrate ammonia solution (“ANA”) at Cherokee; all of which are nitrogen based fertilizers. Cherokee also has the ability to produce agricultural grade ammonium nitrate. Although, to some extent, the various forms of nitrogen-based fertilizers are interchangeable, each has its own characteristics which produce agronomic preferences among end users. Farmers decide which type of nitrogen-based fertilizer to apply based on the crop planted, soil and weather conditions, regional farming practices and relative nitrogen fertilizer prices. We sell these agricultural products to farmers, ranchers, fertilizer dealers and distributors located in the Central and Southeastern United States.

Our Chemical Business' agricultural markets have historically been in relatively close proximity to El Dorado and Cherokee and include a high concentration of pastureland and row crops which favor our products. We develop our market position in these areas by emphasizing high quality products, customer service and technical advice. We have been expanding further into the Southeastern and NorthCentral United States. Using a proprietary prilling process, El Dorado produces a high performance ammonium nitrate fertilizer that, because of its uniform size, is easier to apply than many competing nitrogen-based fertilizer products. We believe that our "E-2" brand ammonium nitrate fertilizer is recognized as a premium product within our primary market. In addition, El Dorado establishes long-term relationships with end-users through its network of wholesale and retail distribution centers and Cherokee sells directly to agricultural customers.

Mining Products

Our Chemical Business manufactures industrial grade ammonium nitrate (“AN”) and 83% AN solution for the mining industry. One of our subsidiaries, El Dorado Chemical Company ("EDC"), is a party to a long-term cost-plus supply agreement which was amended during August 2006. Under this supply agreement, EDC supplies Orica USA, Inc. (“Orica”) with a significant volume of industrial grade ammonium nitrate per year for a term through at least December 2010, with provisions for renewal thereafter.

Major Customers

The following summarizes net sales to major customers relating to our products of the Chemical Business:

2006	2005	2004
Net sales to Orica as a percentage of:
Net sales of the Chemical Business	20%	19%	17%
Consolidated net sales	10%	11%	10%
Net sales to Bayer as a percentage of:
Net sales of the Chemical Business	14%	15%	18%
Consolidated net sales	7%	9%	11%

Raw Materials

Anhydrous ammonia and natural gas represent the primary components in the production of most of the products of our Chemical Business. Spot natural gas and anhydrous ammonia costs have fluctuated dramatically in recent years. The following table shows, for the period indicated, the high and low daily spot price for natural gas based on the price received on the Tennessee 500 Leg and for ammonia (excluding transportation and other charges) based on the Green Markets low Tampa.

Daily Spot Natural Gas Prices Per MMBtu			Ammonia Price Per Metric Ton
	High	Low	High	Low
2004	$7.93	$4.16	$340	$182
2005	$15.25	$5.50	$399	$235
2006	$9.90	$3.54	$395	$270

As of March 10, 2007, the price of natural gas was approximately $---7.00 per MMBtu and ammonia was $370 per metric ton. Natural gas is an integral raw material in the production of anhydrous ammonia. Prices of raw material feedstocks of natural gas and anhydrous ammonia remain volatile, and we have pursued a strategy of developing customers that purchase substantial quantities of products pursuant to sales agreements and/or formulas that provide for the pass-through of these raw material costs. These pricing arrangements provide a hedge against the commodity risk inherent in the raw material feedstocks of natural gas and anhydrous ammonia. In addition, we economically hedge the natural gas requirements in the financial markets for most forward sales commitments made at fixed sales prices.

Interruptions to the natural gas supply chain by the hurricanes of 2005 continued to exacerbate natural gas prices into early 2006. Cherokee was forced to curtail production in January and February of 2006 when major customers reduced purchases due to the high natural gas raw material pass-through costs. The natural gas supply chain continued to recover and by mid-2006, the Gulf of Mexico supply was back to approximately 90% of pre-hurricane levels based on a report from the U.S. Department of the Interior.

Under an agreement, as amended, with its principal supplier of anhydrous ammonia, EDC will purchase a majority of its anhydrous ammonia requirements using a market price-based formula plus transportation to El Dorado through December 31, 2008. We believe that we can obtain anhydrous ammonia from other sources in the event of an interruption of service under the above-referenced contract. Our Chemical Business natural gas feedstock requirements are generally purchased at spot market price for delivery at Cherokee. Periodically, our Chemical Business also enters into fixed-price natural gas contracts for part of our requirements.

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

Regulatory Matters

Our Chemical Business is subject to extensive federal, state and local environmental laws, rules and regulations as discussed under “Environmental Matters" and "Legal Proceedings" of Item 3.

Because of growing concerns over ammonium nitrate, other nitrogen fertilizers and other potentially hazardous materials, there have been new and proposed federal, state and industry requirements to place additional security controls over the distribution, transportation and handling of these products.

We fully support these initiatives and believe they will not materially affect the viability of ammonium nitrate as a valued product to the agricultural industry.

Competition

Our Chemical Business competes with several chemical companies in our markets, of whom CF Industries, Dyno Nobel North America and Terra Industries, have greater financial and other resources than us. We believe that competition within the markets served by our Chemical Business is primarily based upon service, price, location of production and distribution sites, and product quality and performance.

Employees

As of December 31, 2006, we employed 1,565 persons. As of that date, our Climate Control Business employed 1,143 persons, none of whom was represented by a union, and our Chemical Business employed 357 persons, with 117 represented by unions under agreements expiring in July through November of 2007.

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

The Company has certain facilities in our Chemical Business that contain asbestos insulation around certain piping and heated surfaces. The asbestos insulation is in adequate condition to prevent leakage and can remain in place as long as the facility is operated or remains assembled. The Company plans to maintain the facilities in an adequate condition to prevent leakage through its standard repair and maintenance activities.

1. Discharge Water Matters

The El Dorado, Arkansas facility (“El Dorado”) within our Chemical Business generates process wastewater. The process water discharge and storm-water run off are governed by a state National Pollutant Discharge Elimination System (“NPDES”) water discharge permit issued by the Arkansas Department of Environmental Quality (“ADEQ”), which permit is to be renewed every five years. The ADEQ issued to El Dorado a new revised NPDES water discharge permit in 2004, and El Dorado has until June 2007 to meet the compliance deadline for the more restrictive limits under the 2004 NPDES permit. In order to meet El Dorado’s June 2007 limits, El Dorado has reduced the effluent levels of its wastewater and believes that the ADEQ will allow El Dorado to directly discharge its wastewater into the creek that runs through its property.

In order to directly discharge its wastewater from El Dorado into the creek and to meet the June 2007 permit limits, El Dorado has conducted a study of the adjacent stream to determine whether a permit modification is appropriate. On September 22, 2006, the Arkansas Pollution Control and Ecology Commission (“Commission”) approved the results of the study that showed that the proposed permit modification is appropriate. A public hearing was held on the matter on

November 13, 2006 with minimal opposition. We believe that the ADEQ will issue to El Dorado the permit modification during the third quarter of 2007. Accordingly, direct discharge of wastewater into the creek appears at this time to be the most likely wastewater discharge option, although there are no assurances that this option will ultimately be made available to El Dorado.

If El Dorado is unable to directly discharge its wastewater, El Dorado is considering the following other options to discharge its wastewater:

•	discharge into the sewer discharge system of the city of El Dorado, Arkansas (the “City”), subject to El Dorado obtaining a sewer discharge permit from the City; or
•	utilization of a joint pipeline to be constructed by the City.

El Dorado has submitted an application to the City which, if approved, would allow El Dorado to tie-in to the City’s sewer discharge system and become an industrial customer of the City. While we believe this to be a feasible option, this option has been put in abeyance while El Dorado concentrates on reducing its effluent levels to allow it to directly discharge its wastewater as discussed above.

Further, for the past several years, El Dorado has anticipated utilizing a joint pipeline to be built by the City to discharge its wastewater. The City has approved the construction of a joint pipeline, but the City’s construction of the pipeline is subject to the City receiving a permit from the ADEQ. The ADEQ has not issued the necessary permit to discharge wastewater into the pipeline and, as a result, this has caused a delay of unknown duration in construction of the pipeline. During March 2006, the ADEQ issued a draft permit to the City for the joint pipeline, and a public hearing occurred in May 2006 to receive public comments. The final permit was issued in March 2007. It is anticipated that both the joint pipeline group and opposing residents will appeal the final permit. The pipeline will not be available by the June 1, 2007 deadline. The ADEQ has stated to El Dorado that since the direct discharge of wastewater appears promising, the ADEQ has declined to allow an extension of compliance deadlines that would coincide with a delayed construction schedule for the City’s planned joint wastewater pipeline.

Irrespective of the option that El Dorado is required to utilize to dispose of its wastewater El Dorado anticipates spending approximately $0.8 million to remove certain contaminants from its wastewater as though it was permitted to directly discharge into the creek. If El Dorado is required to utilize the City’s sewer discharge system and obtains a sewer discharge permit from the City, El Dorado will be required to obtain from the ADEQ an extension of the June 1, 2007 deadline and will spend an additional $0.5 million to connect to the City’s sewer discharge system. If El Dorado is required to ultimately participate in the City’s joint pipeline to discharge its wastewater, it will be required to obtain from the ADEQ an extension of the June 1, 2007 deadline, and anticipates spending an additional $2 million for its pro-rata share of the City’s cost of engineering and construction of the City’s pipeline.

In addition, El Dorado has entered into a consent administrative order (“CAO”) that recognizes the presence of nitrate contamination in the shallow groundwater at El Dorado. A new CAO to address the shallow groundwater contamination became effective on November 16, 2006 and requires the evaluation of the current conditions and remediation based upon a risk assessment. The final remedy for shallow groundwater contamination, should any remediation be required, will be selected pursuant to the new CAO and based upon the risk assessment. Based on area well surveys performed, there are no known users of this shallow groundwater in the area, and preliminary risk assessments have not identified any public health risk that would require remediation. As an interim measure, El Dorado has installed two recovery wells to recycle ground water and to recover nitrates. The cost of any additional remediation that may be required will be determined based on the results of the investigation and risk assessment and cannot currently be reasonably estimated. Therefore, no liability has been established at December 31, 2006.

2. Air Matters

To resolve ammonia emissions from certain of our nitric acid plants, El Dorado entered into a new air consent order which became effective December 19, 2006. Under the terms of the consent order, El Dorado replaced the catalyst on the units used for abatement of nitrogen oxide (a periodic maintenance requirement), agreed to monitor ammonia slippage, and agreed to submit an air permit modification to set an allowable limit for the ammonia emissions.

Under the terms of a consent administrative order relating to air matters (“AirCAO”), which became effective in February 2004, resolving certain air regulatory alleged violations associated with El Dorado’s sulfuric acid plant and certain other alleged air emission violations, El Dorado is required to implement additional air emission controls at El Dorado no later than six years from the effective date of the AirCAO. The ultimate cost of any technology changes required cannot presently be determined but is believed to cost between $2.5 million to $4 million of capital expenditures, depending on the technology changes as may be required. Our initial engineering evaluation began during the fourth quarter of 2006.

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

In connection with the sale of substantially all of the operating assets of Slurry and Universal Tech Corporation (“UTeC”) in December 2002, which was accounted for as discontinued operations, both subsidiaries within our Chemical Business, UTeC leased the Hallowell Facility to the buyer under a triple net long-term lease agreement. However, Slurry retained the obligation to be responsible for, and perform the activities under, the Slurry Consent Order. In addition, certain of our subsidiaries agreed to indemnify the buyer of such assets for these environmental matters. The successor (“Chevron”) of the prior owner of the Hallowell Facility has agreed, within certain limitations, to pay and has been paying one-half of the costs of certain interim remediation measures at the site approved by the KDHE, subject to reallocation.

As a result of meetings with the KDHE, we recorded a provision of $0.6 million for our share of these additional estimated costs for 2005. In addition, during 2006, additional costs were estimated due to requirements by the KDHE to further investigate and delineate the site. As a result, for 2006, we recorded provisions totaling $0.2 million for our share of these estimated additional costs. The above provisions are classified as discontinued operations (in accordance with SFAS 144) in the accompanying consolidated statements of income (there are no income tax benefits related to this expense). At December 31, 2006, the total estimated liability (which is included in current and noncurrent accrued and other liabilities) in connection with this remediation matter is $1.4 million and Chevron’s share for one-half of these costs (which is included in accounts receivable and other assets) is $0.7 million. These amounts are not discounted to their present value. It is reasonably possible that a change in estimate of our liability and receivable will occur in the near term. Should soil remediation be required, it is expected to be completed during 2007 followed by up to five years of ground water monitoring.

Recently, a site modeling was performed by a consulting firm for Slurry and Chevron which indicates that the removal of the contaminated soil would have only limited beneficial effect on the reduction of the contamination of the ground water down gradient of the site. The consultant’s modeling report was presented for review to the KDHE in March 2007. As a result, Slurry and Chevron expect to attempt to pursue a course with the KDHE of long-term surface and ground water monitoring to track the natural decline in contamination, instead of the soil excavation. We estimate the costs relating to this course of action to be substantially less than the cost of the soil excavation but we are unable to determine if the KDHE will ultimately accept the proposal.

ITEM 1A. RISK FACTORS

Risks Related to Us and Our Business

Cost and availability of raw materials could materially affect our profitability and liquidity.

Our Chemical Business’ sales and profits are heavily affected by the costs and availability of its primary raw materials. Anhydrous ammonia and natural gas, which are purchased from unrelated third parties, represent the primary raw material feedstocks in the production of most of the products of the Chemical Business. The primary material utilized in anhydrous ammonia production is natural gas, and fluctuations in the price of natural gas can have a significant effect on the cost of anhydrous ammonia. Historically, there has been volatility in the cost of anhydrous ammonia and natural gas, and in many instances, we were unable to increase our sales prices to cover all of the higher anhydrous ammonia and natural gas costs incurred. Although our Chemical Business has a program to enter into contracts with certain customers that provide for the pass-through of raw material costs, we have a substantial amount of sales by the Chemical Business that do not provide for these pass-throughs. Thus, in the future, we may not be able to pass along to all of our customers the full amount of any increases in anhydrous ammonia and natural gas costs. We have suspended in the past, and could in the future, from time to time, suspend production at our chemical facilities due to, among other things, the high cost or lack of availability of such primary raw materials. Accordingly, our results of operations and financial condition have in the past been, and may in the future be, materially affected by the cost or unavailability of raw materials, including anhydrous ammonia and natural gas.

In addition, our Climate Control Business depends on raw materials such as copper and steel, which have recently shown considerable price volatility. While we periodically enter into fixed-price contracts on copper to hedge against price increases, there can be no assurance that our Climate Control Business will effectively manage against price fluctuations in copper and other raw materials or that future price fluctuations in copper and other raw materials will not have an adverse effect on our financial condition, liquidity and results of operations. Our Climate Control Business depends on certain suppliers to deliver the key components that are required in the production of its products. Any disruption in such supply could result in lost production or delayed shipments, which could materially affect our operations and cash flow.

In recent years, our Chemical Business has been unable to generate significant positive cash flows.

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

The agricultural products produced and sold by our Chemical Business have in the past, and could continue in the future, to be materially affected by adverse weather conditions (such as excessive rains or drought) in the primary markets for our fertilizer and related agricultural products. If any of these unusual weather events occur during the primary seasons for sales of our agricultural products (March-June and September-November), this could have a material adverse effect on the agricultural sales of our Chemical Business and our financial condition and results of operation.

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

We may be required to expand our security procedures and install additional security equipment for our Chemical Business in order to comply with the Homeland Security Act of 2002 and possible future government regulation.

The chemical industry in general, and producers and distributors of ammonium nitrate specifically, are scrutinized by the government, industry and public on security issues.  Under the Homeland Security Act of 2002, as well as current and proposed regulations, we may be required to incur substantial additional costs relating to security at our chemical facilities and distribution centers and security for the transportation of our products.  These costs could have a material impact on our financial condition and results of operation.

A substantial portion of our sales is dependent upon a limited number of customers.

During 2006, six customers of our Chemical Business accounted for 54% of its net sales and 29% of our consolidated sales, and our Climate Control Business had one customer that accounted for 16% of its net sales and 7% of our consolidated sales. The loss of, or a material reduction in purchase levels by, one or more of these customers could have a material adverse effect on our business and our results of operations, financial condition and liquidity if we are unable to replace a customer on substantially similar terms.

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

Jack E. Golsen, our Chairman of the Board and Chief Executive Officer (“CEO”), members of his immediate family (spouse and children), including Barry H. Golsen, our Vice Chairman and President, entities owned by them and trusts for which they possess voting or dispositive power as trustee (collectively, the “Golsen Group”) beneficially owned as of March 14, 2007, an aggregate of 3,542,375 shares of our common stock and 1,020,000 shares of our voting preferred stock (1,000,000 of which shares have .875 votes per share, or 875,000 votes), which together votes as a class and represented approximately 21.8% of the voting power of our issued and outstanding voting securities as of that date. At such date, the Golsen Group also beneficially owned options, rights and other convertible preferred stock that allowed its members to acquire an additional 392,926 shares of our common stock within 60 days of March 14, 2007. Thus, the Golsen Group may be considered to effectively control us. As a result, the ability of other stockholders to influence our management and policies could be limited.

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

Terrorist attacks and other acts of violence or war, and natural disasters (such as hurricanes, pandemic health crisis, etc.), have and could negatively impact the U.S. and foreign companies, the financial markets, the industries where we operate, our operations and profitability.

Terrorist attacks and natural disasters (such as hurricanes) have in the past, and can in the future, negatively affect our operations. We cannot predict further terrorist attacks and natural disasters in the United States and elsewhere. These attacks or natural disasters have contributed to economic instability in the United States and elsewhere, and further acts of terrorism, violence, war or natural disasters could further affect the industries where we operate, our ability to purchase raw materials, our business, results of operations and financial condition. In addition, terrorist attacks and natural disasters may directly impact our physical facilities, especially our chemical facilities, or those of our suppliers or customers and could impact our sales, our production capability and our ability to deliver products to our customers. In the past, hurricanes affecting the Gulf Coast of the United States have resulted in damages to, or shutdown of, the gas pipeline to Cherokee, resulting in that facility being shutdown for several weeks. The consequences of any terrorist attacks or hostilities or natural disasters are unpredictable, and we may not be able to foresee events that could have an adverse effect on our operations.

Our net loss carryovers are subject to various limitations and have not been approved by the Internal Revenue Service.

Our net loss carryovers have resulted from certain losses, and we anticipate they may be used to reduce the federal income tax payments which we would otherwise be required to make with respect to income, if any, generated in future years. We had available regular-tax net operating loss carryovers of approximately $49.3 million at December 31, 2006. The use of the net operating loss carryovers is, however, subject to certain limitations and will expire to the extent not utilized beginning in 2019. In addition, the amount of these carryovers has not been audited or approved by the Internal Revenue Service, and, accordingly, we cannot promise that such carryovers will not be reduced as a result of audits in the future.

Restatements and amendments to our 2004 audited financial statements and certain matters related to our disclosure controls and procedures may present a risk of future restatements and could in turn lead to legal exposure.
In response to comments from the SEC to our 2004 Form 10-K, and as a result of changes we made internally, we restated and amended our 2004 audited financial statements and on December 30, 2005, filed a Form 10-K/A (Amendment No. 1) for year ended December 31, 2004. As a result of the restatement and amendments to our 2004 audited financial statements and SEC comments, we also filed on December 30, 2005, an amended Form 10-Q/A for each of the quarters ended March 31, 2005 and June 30, 2005.

As a result of this restatement to our 2004 financial statements, we also revised our 2004 Form 10-K and first two quarters 2005 Form 10-Qs to provide that our disclosure controls and procedures were not effective as of December 31, 2004, March 31, 2005 and June 30, 2005, in our Form 10-K/A and Forms 10-Q/A, as a result of assessing that the change from the LIFO method to the FIFO method of accounting was not material resulting in the decision at the time of the change not to disclose and not to restate the prior years financial statements. We believe that during December 2005, we corrected the weakness to our disclosure controls and procedures by, among other things, establishing a Disclosure Committee to maintain oversight activities and to examine and reevaluate our policies, procedures and criteria to determine materiality of items relative to our financial statements taken as a whole. Restatements by others have, in some cases, resulted in the filing of class action lawsuits against such companies and their management and further inquiries from the SEC. Any similar lawsuit against us could result in substantial defense and/or liability costs and would likely consume a material amount of management’s attention that might otherwise be applied to our business. Under certain circumstances, these costs might not be covered by, or might exceed the limits of, our insurance coverage.

In addition, by letter received in August 2006 from the SEC, the SEC has made an informal inquiry of us relating to the change in inventory accounting from LIFO to FIFO resulting in the restatement of our financial statements, and, at this time, we do not know if the informal inquiry:

•	will rise to the level of an investigation or proceeding, or
•	will result in an enforcement action, if any, by the SEC.

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

We are leveraged, which could affect our ability to pay our indebtedness.

We have a substantial amount of debt. At December 31, 2006, our aggregate consolidated debt was approximately $97.7 million resulting in total debt as a percentage of total capitalization of 70%.

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

Future sales of substantial amounts of our common stock or equity-related securities in the public market, or the perception that such sales could occur, could adversely affect prevailing trading prices of our common stock and could impair our ability to raise capital through future offerings of equity or equity-related securities. No prediction can be made as to the effect, if any, that future sales of shares of common stock or the availability of shares of common stock for future sale, will have on the trading price of our common stock. Such future sales could also significantly reduce the percentage ownership of our existing common stockholders.

We have not declared or paid dividends on our outstanding common stock in many years and have a substantial amount of accrued and unpaid dividends on our outstanding series of cumulative preferred stock.

We have not paid cash dividends on our outstanding common stock in many years, and from January 1, 1999, through December 31, 2005, we did not pay any accrued dividends on our outstanding cumulative preferred stock. We intend to retain most of our future earnings, if any, to provide funds for our operations and/or expansion of our businesses. However, during each quarter in 2006, our board of directors declared nominal dividends on certain outstanding series of our preferred stock, as follows: $.10 per share on the then outstanding shares of our Series 2 Preferred, $.37 per share on our outstanding Series B 12% Cumulative Convertible Preferred, and $.31 per share on our outstanding Non-Cumulative Preferred. These dividends are not for the full amount of the required quarterly dividends pursuant to the terms of our outstanding series of preferred stock. As of March 19, 2007, there were approximately $6.8 million of accrued and unpaid dividends on our outstanding cumulative preferred stock after the completion of our recently completed exchange offer which is discussed under “Sale of Unregistered Securities -Preferred Stock Exchanges and Completion of Exchange Offer” of Item 5.

We do not anticipate paying cash dividends on our outstanding common stock in the foreseeable future, and until all accrued and unpaid dividends are paid on our outstanding cumulative preferred stock, no dividends may be paid on our common stock. In the event of our liquidation, winding up or dissolution, there can be no distributions on our common stock until all of the liquidation preference and stated value amounts of our outstanding preferred stock and all accrued and unpaid dividends due on our outstanding cumulative preferred stock are paid in full. Further, not paying all of the cumulative accrued dividends on our outstanding preferred stock could adversely affect the marketability of our common stock and our ability to raise additional equity capital.

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

We have authorized and unissued (including shares held in treasury) 55,520,861 shares of common stock and 4,036,093 shares of preferred stock as of March 14, 2007. These unissued shares could be used by our management to make it more difficult, and thereby discourage an attempt to acquire control of us.

We have adopted a preferred share purchase plan, which is designed to ensure that all of our stockholders receive fair and equal treatment in the event of a proposed takeover or abusive tender offer.

The foregoing provisions and agreements are designed to discourage a third party tender offer or proxy contest for control of us and could have the effect of making it more difficult to remove incumbent management.

Delaware has adopted an anti-takeover law which, among other things, will delay for three years business combinations with acquirers of 15% or more of the outstanding voting stock of publicly-held companies (such as us), unless (a) the acquirer owned at least 85% of the outstanding voting stock of such company prior to commencement of the transaction, or (b) two-thirds of the stockholders, other than the acquirer, vote to approve the business combination after approval thereof by the board of directors, and (c) the stockholders decide to opt out of the statute.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Climate Control Business

Our Climate Control Business manufactures most of its heat pump products in a 270,000 square foot facility in Oklahoma City, Oklahoma. We lease this facility, with an option to buy, through May 2016, with options to renew for three additional five-year periods. For 2006, approximately 98% of the productive capacity of this manufacturing facility was being utilized, based on two ten-hour shifts per day and a four-day work week in one department and one ten-hour shift per day and a four-day work week in all other departments. During mid-2006, we added three twelve-hour shifts per weekend. See discussion under “Production and Backlog” of Item 1.

Our Climate Control Business conducts its fan coil manufacturing operations in a facility located in Oklahoma City, Oklahoma, consisting of approximately 265,000 square feet. We own this facility subject to a mortgage. For 2006, our Climate Control Business was using 87% of the productive capacity, based on one ten-hour shift per day and a four-day work week and a limited second shift in selected areas.

Our Climate Control Business conducts its large air handler manufacturing operation in a facility located in Oklahoma City, Oklahoma, consisting of approximately 110,000 square feet. We own this facility subject to a mortgage. For 2006, approximately 53% of the productive capacity of this manufacturing facility was being utilized, based on one eight-hour shift on a five-day work week and a partial second shift in selected areas.

All of the properties utilized by our Climate Control Business are considered by our management to be suitable to meet the current needs of that business. However, we plan to utilize additional space at some of our other facilities for distribution purposes as the result of the record order intake level of our heat pump products as discussed under “Production and Backlog” in Item 1.

Chemical Business

Our Chemical Business primarily conducts manufacturing operations (a) on 150 acres of a 1,400 acre tract of land located at El Dorado, (b) on 160 acres of a 1,300 acre tract of land located at Cherokee and (c) on leased property within Bayer’s complex in Baytown, Texas. The Company and/or its subsidiaries own all of its manufacturing facilities except Baytown. Baytown is being leased pursuant to a long-term lease with an unrelated third party. Certain real property and equipment located at El Dorado and Cherokee are being used to secure a $50 million term loan. For 2006, the following facilities were utilized based on continuous operation:

Percentage of Capacity
El Dorado (1)	91%
Cherokee (2)	83%
Baytown (3)	90%

(1) The percentage of capacity for El Dorado relates to its nitric acid capacity. El Dorado has capacity to produce other nitrogen products in excess of its nitric acid capacity.

(2) The percentage of capacity for Cherokee relates to its ammonia production capacity and was compromised by the curtailments in early 2006 as explained under “Overview - Chemical Business” of Item 7. Cherokee has additional capacity for nitric acid, ammonium nitrate and urea in excess of its ammonia capacity.

(3) Production projects were completed at Baytown from 2004 through 2006 which increased nameplate capacity by 7%. Further process fine tuning and capacity increases are planned for 2007.

In addition to El Dorado and Cherokee, our Chemical Business distributes its agricultural products through 15 wholesale and retail distribution centers, with 13 of the centers located in Texas (10 of which we own and 3 of which we lease); 1 center located in Tennessee (owned); and 1 center located in Missouri (owned).

All of the properties utilized by our Chemical Business are considered by our management to be suitable and adequate to meet the current needs of that business.

ITEM 3. LEGAL PROCEEDINGS

1.  Environmental See “Business-Environmental Matters” for a discussion as to:

•	claims by the KDHE regarding Slurry’s former facility in Hallowell, Kansas and Chevron, the successor of the prior owner of the facility; and
•	discussion as to a consent order between El Dorado and the ADEQ entered into during December 2006 to resolve certain ammonia emissions.

2. Chemical Business

Cherokee Nitrogen Company (“CNC”), a subsidiary within our Chemical Business, has been sued for an undisclosed amount of monies based on a claim that CNC breached an agreement by overcharging the plaintiff, Nelson Brothers, LLC, (“Nelson”) for ammonium nitrate as a result of inflated prices for natural gas used to manufacture the ammonium nitrate. CNC has filed a third-party complaint against Dynegy and a subsidiary (“Dynegy”) asserting that Dynegy was the party responsible for fraudulently causing artificial natural gas prices to exist and seeking an undisclosed amount from Dynegy, including any amounts which may be recovered by Nelson. The suit is Nelson Brothers, LLC v. Cherokee Nitrogen v. Dynegy Marketing, and is pending in Alabama state court in Colbert County. Dynegy has filed a counterclaim against CNC for $600,000 allegedly owed on account, which has been recorded by CNC. Although there is no assurance, counsel for CNC has advised us that, at this time, they believe that CNC will recover monies from Dynegy and the likelihood of Dynegy recovering from CNC is remote. Our counsel also has advised us that they believe that the likelihood of Nelson recovering monies from CNC over and above any monies which may be recovered from Dynegy by CNC is remote.

CNC has filed suit against Meecorp Capital Markets, LLC (“Meecorp”) and Lending Solutions, Inc. in Alabama State Court, in Etowah County, Alabama, for recovery of actual damages of $140,000 plus punitive damages, relating to a loan transaction. Meecorp counterclaimed for the balance of an alleged commitment fee of $100,000, an alleged equity kicker of $200,000 and $3,420,000 for loss of opportunity. CNC is vigorously pursuing this matter, and counsel for CNC has advised that they believe there is a good likelihood CNC will recover from the defendants and that the likelihood of Meecorp recovering from CNC is remote.

3. Other

Zeller Pension Plan

In February 2000, the Company’s Board of Directors authorized management to proceed with the sale of the automotive products business, since the automotive products business was no longer a “core business” of the Company. In May 2000, the Company sold substantially all of its assets in its automotive products business. After the authorization by the board, but prior to the sale, the automotive products business purchased the assets and assumed certain liabilities of Zeller Corporation (“Zeller”). The liabilities of Zeller assumed by the automotive products business included Zeller’s pension plan, which is not a multi-employer pension plan. In June 2003, the principal owner (“Owner”) of the buyer of the automotive products business was contacted by a representative of the Pension Benefit Guaranty Corporation (“PBGC”) regarding the plan. The Owner was informed by the PBGC of a possible under-funding of the plan and a possible takeover of the plan by the PBGC. The PBGC previously advised the Company that the PBGC may consider the Company to be potentially liable for the under-funding of the Zeller Plan in the event that the plan is taken over by the PBGC and alleged that the under-funding is approximately $600,000. However, the Company’s ERISA counsel was verbally informed by a PBGC representative that he would probably recommend no further action by the PBGC with respect to the Company’s involvement with the Zeller plan. There are no assurances that such recommendation, will be made or, if made, will be accepted by the PBGC.

MEI Drafts

On July 18, 2006, Masinexportimport Foreign Trade Company (“MEI”) gave notice to the Company and a subsidiary of the Company alleging that it was owed $1,533,000 in connection with MEI’s attempted collection of ten non-negotiable bank drafts payable to the order of MEI. The bank drafts were issued by Aerobit Ltd. (“Aerobit”), a non-U.S. company and at the time of issuance of the bank drafts was a subsidiary of the Company. Each of the bank drafts has a face value of $153,300, for an aggregate principal face value of $1,533,000. The bank drafts were issued in September 1992, and had a maturity date of December 31, 2001. Each bank draft was endorsed by LSB Corp., which, at the time of endorsement, was a subsidiary of the Company.

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

Neither the Company nor any of its currently owned subsidiaries are makers or endorsers of the bank drafts in question. The Company intends to vigorously defend itself in connection with this matter. No liability has been established relating to these bank drafts as of December 31, 2006.

Securities and Exchange Commission Inquiry

The Securities and Exchange Commission (“SEC”) made an informal inquiry to the Company by letter dated August 15, 2006. The inquiry relates to the restatement of the Company’s consolidated financial statements for the year ending December 31, 2004 and accounting matters relating to the change in inventory accounting from LIFO to FIFO. The Company has responded to the inquiry. At the present time the informal inquiry is not a pending proceeding nor does it rise to the level of a government investigation. Until further communication and clarification with the SEC, if any, the Company is unable to determine:

•	if the inquiry will ever rise to the level of an investigation or proceeding, or
•	the materiality to the Company’s financial position with respect to enforcement actions, if any, the SEC may have available to it.

We are also involved in various other claims and legal actions which in the opinion of management, after consultation with legal counsel, if determined adversely to us, would not have a material effect on our business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our shareholders during the fourth quarter of 2006.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

Our officers serve one-year terms, renewable on an annual basis by the Board of Directors. Information regarding the Company's executive officers is as follows:

Jack E. Golsen (1)
Chairman of the Board and Chief Executive Officer. Mr. Golsen, age 78, first became a director in 1969. His term will expire in 2007. Mr. Golsen, founder of the Company, is our Chairman of the Board of Directors and Chief Executive Officer and has served in that capacity since our inception in 1969. Mr. Golsen served as our President from 1969 until 2004. During 1996, he was inducted into the Oklahoma Commerce and Industry Hall of Honor as one of Oklahoma's leading industrialists. Mr. Golsen has a Bachelor of Science degree from the University of New Mexico in biochemistry.

Barry H. Golsen (1)
Vice Chairman of the Board, President, and President of the Climate Control Business. Mr. Golsen, age 56, first became a director in 1981. His term will expire in 2009. Mr. Golsen was elected President of the Company in 2004. Mr. Golsen has served as our Vice Chairman of the Board of Directors since August 1994, and has been the President of our Climate Control Business for more than five years. Mr. Golsen also serves as a director of the Oklahoma branch of the Federal Reserve Bank. Mr. Golsen has both his undergraduate and law degrees from the University of Oklahoma.

David R. Goss
Executive Vice President of Operations and Director. Mr. Goss, age 66, first became a director in 1971. His term will expire in 2009. Mr. Goss, a certified public accountant, is our Executive Vice President of Operations and has served in substantially the same capacity for more than five years. Mr. Goss is a graduate of Rutgers University.

Tony M. Shelby
Executive Vice President of Finance and Director. Mr. Shelby, age 65, first became a director in 1971. His term will expire in 2008. Mr. Shelby, a certified public accountant, is our Executive Vice President of Finance and Chief Financial Officer, a position he has held for more than five years. Prior to becoming our Executive Vice President of Finance and Chief Financial Officer, he served as Chief Financial Officer of a subsidiary of the Company and was with the accounting firm of Arthur Young & Co., a predecessor to Ernst & Young LLP. Mr. Shelby is a graduate of Oklahoma City University.

Jim D. Jones
Senior Vice President, Corporate Controller and Treasurer. Mr. Jones, age 64, has been Senior Vice President, Controller and Treasurer since July 2003, and has served as an officer of the Company since April 1977. Mr. Jones is a certified public accountant and was with the accounting firm of Arthur Young & Co., a predecessor to Ernst & Young LLP.
Mr. Jones is a graduate of the University of Central Oklahoma.

David M. Shear (1)
Senior Vice President and General Counsel. Mr. Shear, age 47, has been Senior Vice President since July 2004 and General Counsel and Secretary since 1990. Mr. Shear attended Brandeis University, graduating cum laude in 1981. At Brandeis University, Mr. Shear was the founding Editor-In-Chief of Chronos, the first journal of undergraduate scholarly articles. Mr. Shear attended the Boston University School of Law, where he was a contributing Editor of the Annual Review of Banking Law.
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

(1) Barry H. Golsen is the son of Jack E. Golsen and David M. Shear is married to the niece of Jack E. Golsen.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed for trading on the American Stock Exchange under the symbol “LXU”. The following table shows, for the periods indicated, the high and low bid information for our common stock which reflects inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

Year Ended
December 31,
2006	2005
Quarter	High	Low	High	Low
First	$7.48	$5.87	$7.93	$5.95
Second	$9.19	$6.95	$7.50	$6.00
Third	$10.25	$8.25	$7.35	$6.05
Fourth	$13.20	$8.50	$6.70	$4.84

Stockholders

As of March 14, 2007, we had 740 record holders of our common stock. This number does not include investors whose ownership is recorded in the name of their brokerage company.

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

Under the terms of the Working Capital Revolver Loan and Senior Secured Loan agreements, ThermaClime cannot transfer funds to us in the form of cash dividends or other distributions or advances, except for:

•	the amount of income taxes that ThermaClime would be required to pay if they were not consolidated with us;
•
an amount not to exceed fifty percent (50%) of ThermaClime's consolidated net income during each fiscal year determined in accordance with generally accepted accounting principles plus amounts paid to us within the first bullet above, provided that certain other conditions are met;

•	the amount of direct and indirect costs and expenses incurred by us on behalf of ThermaClime pursuant to a certain services agreement;

•	amounts under a certain management agreement between us and ThermaClime, provided certain conditions are met.

Holders of our common stock are entitled to receive dividends only if and when declared by our Board of Directors. No cash dividends may be paid on our common stock until all required dividends are paid on the outstanding shares of our Series 2 Preferred, or declared and amounts set apart for the current period, and, if cumulative, prior periods.

As discussed below under “Sale of Unregistered Securities - Preferred Stock Exchanges and Completion of Exchange Offer”, during 2006, we had transactions in which Series 2 Preferred was exchanged for our common stock. Because the exchanges were pursuant to terms other than the original terms, the transactions were considered extinguishments of the preferred stock. In addition, the transactions qualified as induced conversions under SFAS 84. Accordingly, we recorded a charge (stock dividend) to accumulated deficit of approximately $2.9 million which equaled the excess of the fair value of the common stock issued over the fair value of the common stock issuable pursuant to the original conversion terms. To measure fair value, we used the closing price of our common stock on the day the parties entered into an exchange agreement.

As of March 14, 2007, we have issued and outstanding, 193,295 shares of the Series 2 Preferred, 1,000,000 shares of Series D Cumulative Convertible Class C Preferred Stock ("Series D Preferred"), 612 shares of a series of the Non-Cumulative Preferred and 20,000 shares of Series B 12% Convertible, Cumulative Preferred Stock ("Series B Preferred"). Each share of preferred stock is entitled to receive an annual dividend, if and when declared by our Board of Directors, payable as follows:

•	Series 2 Preferred at the annual rate of $3.25 a share payable quarterly in arrears on March 15, June 15, September 15 and December 15, which dividend is cumulative;
•	Series D Preferred at the rate of $.06 a share payable on October 9, which dividend is cumulative but will be paid only after accrued and unpaid dividends are paid on the Series 2 Preferred;
•	Non-Cumulative Preferred at the rate of $10.00 a share payable April 1, which are non-cumulative; and
•	Series B Preferred at the rate of $12.00 a share payable January 1, which dividend is cumulative.

We have not paid cash dividends on our outstanding common stock in many years, and from January 1, 1999, through December 31, 2005, we did not pay any accrued dividends on our outstanding cumulative preferred stock. We intend to retain most of our future earnings, if any, to provide funds for our operations and/or expansion of our businesses. However, during each quarter in 2006, our board of directors declared nominal dividends on certain outstanding series of our preferred stock, as follows: $.10 per share on the then outstanding shares of our Series 2 Preferred, $.37 per share on our outstanding Series B Preferred, and $.31 per share on our outstanding Non-Cumulative Preferred. These dividends are not for the full amount of the required quarterly dividends pursuant to the terms of our outstanding series of preferred stock.

No dividends or other distributions, other than dividends payable in common stock, shall be declared or paid, by us in connection with any shares of common stock until all cumulative and unpaid dividends on the Series 2 Preferred, Series D Preferred and Series B Preferred shall have been paid. As of March 19, 2007, the aggregate amount of unpaid dividends in arrears on our Series 2 Preferred, Series D Preferred and Series B Preferred totaled approximately $4.8 million, $0.3 million and $1.7 million, respectively.

Our Board of Directors did not, and does not plan, to declare a dividend on our preferred stock during March 2007. There are no assurances that we will in the future pay any additional quarterly dividends on any of our outstanding shares of preferred stock. We do not anticipate paying cash dividends on our outstanding common stock in the foreseeable future, and until all accrued and unpaid dividends are paid on our outstanding cumulative preferred stock, no dividends may be paid on our common stock. See “Risk Factors”.

Sale of Unregistered Securities

Completion of Exchange Offer

On November 10, 2006, the Company entered into an agreement (“Jayhawk Agreement”) with Jayhawk Capital Management, L.L.C. and certain of its affiliates (collectively, the “Jayhawk Group”). Under the Jayhawk Agreement, the Jayhawk Group agreed, if the Company made an exchange offer for the Series 2 Preferred, to tender (discussed below) 180,450 shares of the 346,662 shares of Series 2 Preferred owned by the Jayhawk Group. In addition, as a condition to the Jayhawk Group’s obligation to tender such shares of Series 2 Preferred in an exchange offer, the Jayhawk Agreement further provided that Jack E. Golsen (Chairman of the Board and CEO of the Company), his wife, children and certain entities controlled by them (the “Golsen Group”) would exchange only 26,467 of the 49,550 shares of Series 2 Preferred beneficially owned by them. As a result, only 309,807 of the 499,102 shares of Series 2 Preferred outstanding would be eligible to participate in an exchange offer, with the remaining 189,295 being held by the Jayhawk Group and the Golsen Group.

On January 26, 2007, our Board of Directors approved and on February 9, 2007, we began an exchange offer to exchange shares of our common stock for up to 309,807 of the 499,102 outstanding shares of the Series 2 Preferred. The exchange offer expired on March 12, 2007. The terms of the exchange offer provided for the issuance by the Company of 7.4 shares of common stock in exchange for each share of Series 2 Preferred tendered in the exchange offer and the waiver of all rights to accrued and unpaid dividends on the Series 2 Preferred tendered. As a result of this exchange offer, we issued 2,262,965 shares of our common stock for 305,807 shares of Series 2 Preferred that were tendered. In addition, an aggregate of approximately $7.3 million in accrued and unpaid dividends were waived as a result of this exchange offer. Pursuant to the Jayhawk Agreement and the terms of the exchange offer, the Jayhawk Group and the Golsen Group tendered 180,450 and 26,467 shares, respectively, of Series 2 Preferred for 1,335,330 and 195,855 shares, respectively, of our common stock and waived a total of approximately $4.96 million in accrued and unpaid dividends, with the Jayhawk Group waiving a total of $4.33 million and the Golsen Group waiving a total of $0.63 million.

The shares of common stock issued by us as a result of the tender offer were not registered under the Securities Act of 1933, as amended (“Securities Act”) pursuant to an exemption from registration under Section 3(a)(9) of the Securities Act. No fractional shares were issued so cash was paid in lieu of any additional shares in an amount equal to the fraction of a share times the closing price per share of our common stock on the last business day immediately preceding the expiration date of the tender offer.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the three months ended December 31, 2006, the Company and affiliated purchasers, as defined, did not purchase any of its equity securities except that during October 2006, we entered into various Exchange Agreements with certain holders of our Series 2 Preferred to exchange an aggregate of 104,548 shares of Series 2 Preferred for an aggregate of 773,655 shares of common stock in transactions exempted from registration pursuant to Section 3(a)(9) of the Securities Act. These exchanges were subject to approval by AMEX to list the shares of common stock to be issued in connection with the Exchange Agreements. In accordance with the Exchange Agreements, the holders that exchanged Series 2 Preferred for our common stock waived any and all accrued and unpaid dividends on the Series 2 Preferred exchanged. On November 7, 2006, the AMEX approved the listing of the shares to be issued in the exchange. All such exchanges are shown in the following table:

Period	(a) Total number of shares of Series 2 Preferred purchased	(b) Average price paid per share of Series 2 Preferred	(c) Total number of shares of Series 2 Preferred purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares of Series 2 Preferred that may yet be purchased under the plans or programs
October 1, 2006 - October 31, 2006	104,548	$66.43	-	-

November 1, 2006 - November 30, 2006	-	$-	-	-

December 1, 2006 - December 31, 2006	-	$-	-	-
Total	104,548	$66.43	-	-

These shares of Series 2 Preferred were cancelled. The average price paid per share of Series 2 Preferred is based on the closing market price of our common stock on the dates of the underlying Exchange Agreements.

ITEM 6. SELECTED FINANCIAL DATA

Years ended December 31,
2006	2005	2004	2003	2002
(Dollars in thousands, except per share data)
Selected Statement of Operations Data:

Net sales	$491,952	$397,115	$363,984	$317,026	$283,553
Interest expense (1)	$11,915	$11,407	$7,393	$6,097	$8,218

Income from continuing operations before cumulative effect of accounting changes (1) (2)	$16,183	$5,746	$1,906	$2,913	$2,723
Cumulative effect of accounting changes	$-	$-	$(536)	$-	$860
Net income	$15,930	$5,102	$1,370	$2,913	$122
Net income (loss) applicable to common stock	$13,300	$2,819	$(952)	$586	$(2,205)
Income (loss) per common share applicable to common stock:
Basic:
Income (loss) from continuing operations before cumulative effect of accounting changes	$.95	$.26	$(.03)	$.05	$.04
Net loss from discontinued operations	$(.02)	$(.05)	$-	$-	$(.29)
Cumulative effect of accounting changes	$-	$-	$(.04)	$-	$.07
Net income (loss)	$.93	$.21	$(.07)	$.05	$(.18)
Diluted:
Income (loss) from continuing operations before cumulative effect of accounting changes	$.79	$.23	$(.03)	$.04	$.03
Net loss from discontinued operations	$(.01)	$(.04)	$-	$-	$(.27)
Cumulative effect of accounting changes	$-	$-	$(.04)	$-	$.07
Net income (loss)	$.78	$.19	$(.07)	$.04	$(.17)

(1) In May 2002, the repurchase of Senior Unsecured Notes using proceeds from a Financing Agreement was accounted for as a voluntary debt restructuring. As a result, subsequent interest payments associated with the Financing Agreement debt were recognized against the unrecognized gain on the transaction. The Financing Agreement debt was repaid in September 2004.
(2) Income from continuing operations before cumulative effect of accounting changes includes gains on extinguishment of debt of $4.4 million and $1.5 million for 2004 and 2002, respectively.

ITEM 6. SELECTED FINANCIAL DATA (CONTINUED)

Years ended December 31,
2006	2005	2004	2003	2002
(Dollars in thousands, except per share data)
Selected Balance Sheet Data:

Total assets	$219,927	$188,963	$167,568	$161,813	$166,276
Redeemable preferred stock	$65	$83	$97	$103	$111
Long-term debt, including current portion	$97,692	$112,124	$106,507	$103,275	$113,361
Stockholders' equity	$42,644	$13,456	$8,398	$6,184	$1,204
Selected other data:
Cash dividends declared per common share	$-	$-	$-	$-	$-

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with a review of the other Items included in this Form 10-K and our December 31, 2006 Consolidated Financial Statements included elsewhere in this report. Certain statements contained in this MD&A may be deemed to be forward-looking statements. See "Special Note Regarding Forward-Looking Statements."

Overview

General

We are a manufacturing, marketing and engineering company. Our wholly-owned subsidiary, ThermaClime, through its subsidiaries, owns substantially all of our core businesses consisting of the:

•
Climate Control Business engaged in the manufacturing and selling of a broad range of air conditioning and heating products in the niche markets we serve consisting of geothermal and water source heat pumps, hydronic fan coils, large custom air handlers and other products used in commercial and residential new building construction, renovation of existing buildings and replacement of existing systems.

•	Chemical Business engaged in the manufacturing and selling of chemical products produced from three plants located in Arkansas, Alabama and Texas for the industrial, mining and agricultural markets.

2006 Results

LSB’s 2006 sales were $492.0 million compared to $397.1 million in 2005, operating income was $27.6 million compared to $15.0 million in 2005 and income from continuing operations was $16.2 million compared to $5.7 million in 2005. Net income was $15.9 million compared to $5.1 million for 2005.

The Climate Control Business continued to report strong sales and operating results due to record high backlogs and new order flow. Their sales were $221.2 million compared to $156.9 million in 2005. Their operating income before allocation of corporate overhead was $25.4 million, an 80% increase over the $14.1 million in 2005.

Our Chemical Business reported improved results in 2006 with sales of $260.7 million compared to $233.4 million in 2005. Operating income before allocation of corporate overhead was $10.2 million, a 32% increase over the $7.7 million in 2005.

Climate Control Business

The Climate Control Business has historically and consistently generated annual profits and positive cash flows and continues to do so. Climate Control’s sales for 2006 were $221 million, a 41% increase from the same period last year. As indicated above the Climate Control Business’

sales and operating income for 2006 were higher than in 2005. The increase in 2006 sales and operating income as compared to 2005 is attributable to strong demand for the geothermal and water source heat pumps that reported a 57% sales increase and to the fan coil and other products that reported a 21% increase. Management’s objectives for the Climate Control Business include the continued emphasis on:

•	increasing the sales and operating margins of all products,
•	developing and introducing new and energy efficient products, and
•	increasing production to meet customer demand.

Most of the products of the Climate Control Business are produced to customer orders that are placed well in advance of required delivery dates. As a result, the Climate Control Business maintains significant backlogs that eliminate the necessity to carry substantial inventories other than for firm customer orders. Due to the increase in the demand for Climate Control’s products, the backlog of confirmed orders has also increased. The backlog of confirmed orders at December 31, 2006, was approximately $80 million as compared to $56 million at 2005 and $28 million at 2004. We anticipate shipping substantially all of this backlog within twelve months.

Management is taking certain actions to increase the production level to reduce the product delivery lead times and the current backlog. In response to record intake level of customer orders, we recently increased our unit output through additional shifts and overtime. Management has also invested $4.9 million in fabrication equipment, plant-wide process control systems and other upgrades during 2006 and has plans for additional production equipment during 2007 including $3.6 million already committed. This investment is expected to increase capacity and reduce overtime. In addition, during the fourth quarter of 2006, we acquired a 46,000 sq. ft. building adjacent to our existing 270,000 sq. ft. geothermal and water source heat pump production facility at an approximate cost of $2.5 million to increase production and warehouse space. We have also committed approximately $1.2 million to renovate an existing building as a distribution center for our geothermal and water source heat pumps. At December 31, 2006, approximately $0.3 million of the $1.2 million commitment had been expended. Both of these real property investments have been financed by mortgages.

In October 2006, Trison Construction, Inc. (“Trison”), a subsidiary within our Climate Control Business, was awarded reimbursement of defense costs of $1.2 million in connection with a binding arbitration filed with the American Arbitration Association. The amount was paid in the fourth quarter and is classified as other income which is included in operating income.

Our Climate Control Business will continue to launch new products and product upgrades in an effort to maintain our current market position and to establish a presence in new markets. In recent periods, the Climate Control Business's profitability was affected by operating losses of certain new product lines being developed over the past few years. Our emphasis has been to increase the sales levels of these operations above the breakeven point. During 2006, the results for these new products have not improved appreciably. We believe that the prospects for these new product lines are improving and that these products will contribute favorably in the future.

Chemical Business

The Chemical Business has production facilities in Baytown, Texas (the “Baytown” facility), El Dorado, Arkansas (the “El Dorado” facility) and Cherokee, Alabama (the “Cherokee” facility). Baytown and El Dorado produce nitrogen products from anhydrous ammonia that is delivered by pipeline. Cherokee produces nitrogen products from natural gas that is delivered by pipeline. As indicated above, for 2006, the Chemical Business reported a sales increase of $27.2 million or 12% and a $2.5 million or 32% increase in operating income before allocation of corporate overhead.

Sales in all product lines were higher in 2006 in tons shipped, while our average price per ton remained consistent with 2005. Industrial acids and other chemical products increased $15.0 million or 18.7%; agricultural products increased $9.1 million or 11.3%; and mining products increased $3.1 million or 4.3%. Agricultural volumes increased in spite of a severe drought throughout the mid-south and southeast United States. The increase in agricultural volume is attributable to our ability to reach outside our traditional geographic markets and sell into markets previously served by competitors that have exited the market.

The increase in operating income is attributable to higher industrial acid and agricultural sales, the improvement in production performance due to higher throughput volumes, and an improvement in the natural gas supply and corresponding average costs as the result of the hurricane disruptions of 2005.

Our raw materials, anhydrous ammonia and natural gas, are commodities subject to significant price fluctuations, and generally purchased at prices in effect at time of purchase. Due to the uncertainty of the sales prices of our products in relation to the cost of anhydrous ammonia and natural gas, we have developed some customers that purchase substantial quantities of products pursuant to sales agreements and/or formulas that provide for the pass through of these raw material costs. These pricing arrangements help mitigate the commodity price risk inherent in anhydrous ammonia and natural gas. Approximately 65% of the Chemical Business’ sales in 2006 were subject to these pricing arrangements.

Although anhydrous ammonia is produced from natural gas, the price of anhydrous ammonia does not necessarily follow the price of natural gas in the United States. Much of the anhydrous ammonia consumed in the U.S. is produced off shore and delivered inland by pipeline, barge and rail with originations at or near the Gulf of Mexico. Our raw material cost of anhydrous ammonia is based upon formulas indexed to published industry ammonia prices tied to import prices.

Most of the production from Baytown is sold pursuant to a long-term supply agreement that provides for the pass through of certain production costs including anhydrous ammonia. This facility continues to generate consistent operating profits and reported higher sales and profits in 2006 than in 2005.

El Dorado produces approximately 500,000 tons of products per year from purchased anhydrous ammonia. Approximately 59% of the volume sold in 2006 was sold pursuant to pricing arrangements that allow for the pass through of the cost of anhydrous ammonia to the customer. The balance of these products sold during 2006 was primarily agricultural and was sold at the spot market price in effect at the time of shipment. During August 2006, a sales agreement for El Dorado to supply a significant amount of industrial grade ammonium nitrate each year pursuant to pricing arrangements was amended with mutual benefit to the parties for a term extending through 2010. The amendment provides for, among other things, an increase of 10% of the minimum annual tons beginning in 2007 and a price increase in the profit-per-ton component.

Following a trial in October 2006, a jury verdict awarded El Dorado approximately $9.8 million in damages due to the faulty repair of a hot gas expander in one of EDC’s nitric acid plants. EDC will pay attorneys fees equal to 31.67% of any recovery. The award is under appeal and will be recognized if and when realized.

As previously reported, Cherokee incurred losses in the third and fourth quarters of 2005 and continuing into the first quarter 2006, related to disruptions at the plant caused by the record climb in natural gas costs due to the hurricanes in the U.S. Gulf. Although Cherokee’s operating results were negative for 2006, due to high natural gas costs in the first quarter and downtime in the third and fourth quarters, the 2006 operating loss was reduced from 2005.

Natural gas prices continue to be unpredictable. Daily spot prices per MMBtu, excluding transportation, during 2006 ranged from a high of $9.90 to a low of $3.54. During 2006, approximately 71% of Cherokee’s sales were priced to include the cost of natural gas.

Our Chemical Business will continue to focus on growing our non-seasonal industrial customer base with an emphasis on customers that accept the risk inherent with raw material costs, while maintaining a strong presence in the seasonal agricultural sector. The operations strategy is to maximize production of the plants, thereby lowering the fixed cost of each ton of production.

Stock Options

On June 19, 2006, the Executive Compensation and Option Committee of our Board of Directors granted 450,000 shares of non-qualified stock options to certain employees which are subject to shareholders’ approval. The option price of these options is $8.01 per share which is based on the market value of our common stock at the date of authorization. These options will vest over a ten-year period at a rate of 10% per year and expire on September 16, 2016 with certain restrictions. Under SFAS 123(R), the fair value for these options will be estimated, using an option pricing model, as of the date we receive shareholders’ approval which is currently expected to be no later than our 2007 annual shareholders’ meeting. In general, a ratable portion of the total estimated fair value relating to these options will be charged to selling, general, and administrative expense (“SG&A”) at the date of shareholders’ approval and the remaining balance amortized to SG&A over the options’ remaining vesting period.

Preferred Stock Exchanges and Completion of Exchange Offer

During October 2006, we entered into Exchange Agreements with certain holders of our Series 2 Preferred. Pursuant to the terms of the Exchange Agreements we issued 773,655 shares of our common stock in exchange for 104,548 shares of Series 2 Preferred. The holders that were parties to an Exchange Agreement waived their rights to all unpaid dividends on the Series 2 Preferred exchanged which totaled approximately $2.43 million.

As discussed under “Sale of Unregistered Securities” of Item 5, during November 2006, the Company entered into the Jayhawk Agreement with the Jayhawk Group. Under the Jayhawk Agreement, the Jayhawk Group agreed to tender in an exchange offer (discussed below) 180,450 shares of Series 2 Preferred owned by the Jayhawk Group. In addition, as a condition to the Jayhawk Group’s obligation to tender such shares of Series 2 Preferred in an exchange offer, the Jayhawk Agreement further provided that the Golsen Group would exchange 26,467 shares of Series 2 Preferred beneficially owned by them.

Our Board of Directors approved and on February 9, 2007, we began an exchange offer to exchange shares of our common stock for up to 309,807 shares of the Series 2 Preferred. The terms of the exchange offer provided for the issuance by the Company of 7.4 shares of common stock in exchange for each share of Series 2 Preferred tendered in the exchange offer and the waiver of all rights to accrued and unpaid dividends on the Series 2 Preferred tendered. As a result of this exchange offer, we issued 2,262,965 shares of our common stock for 305,807 shares of Series 2 Preferred that were tendered. In addition, an aggregate of approximately $7.3 million in accrued and unpaid dividends were waived as a result of this exchange offer. This exchange transaction qualified as an induced conversion under SFAS 84. As a result, in the first quarter of 2007, we will record a charge (stock dividend) to accumulated deficit which will equal the excess of the fair value of the common stock issued over the fair value of the common stock issuable pursuant to the original conversion terms. In addition, such stock dividend will decrease net income applicable to common stock, thereby negatively impacting earnings per common share for the first quarter of 2007.
Pursuant to the Jayhawk Agreement and the terms of the exchange offer, the Jayhawk Group and the Golsen Group tendered 180,450 and 26,467 shares, respectively, of Series 2 Preferred for 1,335,330 and 195,855 shares, respectively, of our common stock and waived a total of approximately $5.0 million in accrued and unpaid dividends.

Amendments to the Series 2 Preferred

On March 6, 2007, our stockholders approved two amendments to the Series 2 Preferred, which amendments became effective on that date. The first amendment provides that the right of the holders of the Series 2 Preferred to elect two directors to our board of directors when at least six quarterly dividends on the Series 2 Preferred are in arrears and unpaid may be exercised only if and so long as at least 140,000 shares of Series 2 Preferred are issued and outstanding. The second amendment permits us to purchase or otherwise acquire shares of our common stock for a five-year period even though cumulative accrued and unpaid dividends exist on the Series 2 Preferred. The five-year period commenced on March 13, 2007, upon the completion of the exchange offer.

Business Interruption and Property Insurance Claims

El Dorado - Beginning in October 2004 and continuing into June 2005, the Chemical Business’ results were adversely affected as a result of the loss of production due to a mechanical failure of one of the four nitric acid plants at the El Dorado, Arkansas plant. The plant was restored to normal production in June 2005. We filed a property damage insurance claim for $3.8 million, net of a $1.0 million deductible. We also filed a business interruption claim for $5.0 million, net of the forty-five day waiting period. As of December 31, 2006, the insurers have paid claims totaling $5.5 million. The insurers are contesting our remaining claims.

On March 23, 2006, we filed a lawsuit in Federal Court in the Western District of Arkansas, El Dorado Division, to collect amounts from our insurers to which we believe we are owed under the policy. The total amount claimed under the lawsuit which includes business interruption and property claims, is approximately $2.3 million, plus attorney fees. Additional recoveries, if any, will be recognized when realized.

Cherokee - As a result of damage caused by Hurricane Katrina, the natural gas pipeline servicing the Cherokee Facility suffered damage and the owner of the pipeline declared an event of Force Majeure. This event of Force Majeure caused curtailments and interruption in the delivery of natural gas to the Cherokee Facility. Cherokee Nitrogen Company’s (“CNC”) insurer was promptly put on notice of a claim, but the quantification of the claim amount took time and involved the retention of a gas market expert and a business interruption consultant.

On September 25, 2006, CNC filed a contingent business interruption claim. CNC is now in discussions with, and providing additional documentation to, the forensic accountant hired by CNC’s insurers to examine the claim. The recovery of this claim, if any, will be recognized when realized.

Liquidity and Capital Resources

As a diversified holding company, cash requirements are primarily dependent upon credit agreements and our ability to obtain funds from our ThermaClime and non-ThermaClime subsidiaries.

On March 14, 2006, we completed an $18.0 million private placement of the Company’s 7% Convertible Senior Subordinated Debentures due 2011 (the “Debentures”). Interest on the Debentures is payable semi-annually each year beginning September 1, 2006. We used substantially all of the net proceeds of $16.5 million from the Debentures to purchase or redeem higher interest rate debt, including ThermaClime’s 10 3/4% Senior Unsecured Notes due 2007 (“Senior Unsecured Notes”). The remaining balance was used for general corporate purposes.

Our total outstanding debt at December 31, 2006 was $97.7 million compared to $112.1 million at December 31, 2005.

During the third and fourth quarters of 2006, $14.0 million of the Debentures were converted into common stock at $7.08 per common share. At December 31, 2006, there were $4.0 million of Debentures outstanding. In February 2007, there were additional conversions of $3.0 million leaving $1.0 million currently outstanding. The conversions from debt to stockholders’ equity of $17.0 million improves the Company’s debt leverage ratio. As a result of the $17.0 million conversions, annual interest expense will be reduced by approximately $1.2 million.

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

ThermaClime’s ability to maintain an adequate amount of borrowing availability under its Working Capital Revolver Loan depends on its ability to comply with the terms and conditions of its loan agreements and its ability to generate cash flow from operations. ThermaClime is restricted under its credit agreements as to the funds it may transfer to the Company and its non-ThermaClime affiliates and certain ThermaClime subsidiaries. This limitation does not prohibit payment to the Company of amounts due under a Services Agreement, Management Agreement and a Tax Sharing Agreement. ThermaClime’s Working Capital Revolver is a $50.0 million facility. As of December 31, 2006, ThermaClime had availability for additional borrowing under its Working Capital Revolver Loan of $22.8 million. Borrowing availability is based upon certain percentages of accounts receivable and inventory.

The Company is discussing with prospective lenders, the possibilities of refinancing certain outstanding debt at more favorable terms, including, among other issues, reduced interest rates. As of the date of this report, the Company has not entered into definitive negotiations with any prospective lender to provide such refinancing. There are no assurances that the Company will be successful in their efforts to refinance portions of its outstanding debt, or that if the Company is successful in refinancing any of its outstanding debt that the terms will be more favorable than the terms of the outstanding debt.

Capital Expenditures

General

Capital expenditures in 2006 were $14.7 million, including $7.7 million primarily for additional capacity in the Climate Control Business and $7.0 million for the Chemical Business, primarily for process and reliability improvements of existing facilities. As discussed below, our current commitment for 2007 includes spending for production equipment, facilities upgrades and capacity expansion in the Climate Control Business and spending for production equipment and environmental compliance in the Chemical Business.

Other capital expenditures for 2007 are believed to be discretionary and are dependent upon an adequate amount of liquidity and/or obtaining acceptable funding. We have carefully managed those expenditures to projects necessary to execute our business plans and those for environmental and safety compliance.

Current Commitments

As of the date of this report, we have committed capital expenditures of approximately $8.4 million for production equipment, facilities upgrades and environmental compliance in 2007. The expenditures include $4.8 million for the Chemical Business and $3.6 million for the Climate Control Business. We plan to finance approximately $3.6 million and the balance will be funded from working capital.

In addition, we plan to spend approximately $0.9 million in 2007 ($1.2 million in total) on an existing building to expand the distribution facilities of our geothermal and water source heat pump business which has been funded by mortgage debt.

In addition, certain additional capital expenditures will be required to bring the sulfuric acid plant's air emissions to lower limits. There have been minimal expenditures on this project since 2004. The ultimate cost is believed to be between $2.5 million and $4.0 million, to be expended through February 2010. Currently, there are no committed capital expenditures for the project.

The ADEQ issued to El Dorado a new revised NPDES water discharge permit in 2004, and El Dorado has until June 2007 to meet the compliance deadline for the more restrictive limits under the recently issued NPDES permit. In order to meet El Dorado’s June 2007 limits, El Dorado is considering three options to discharge its wastewater.

The estimated remaining capital expenditures to meet the requirements of the NPDES permit ranges from $0.8 million to $2.8 million, depending on which option El Dorado utilizes or is required to utilize to meet the permit requirements.

Dividends

We have not paid cash dividends on our outstanding common stock in many years, and from 1999 through 2005, we had not paid any dividends on our outstanding cumulative preferred stock. During each of the quarters of 2006, our Board of Directors declared and we paid partial dividends on certain outstanding series of our preferred stock as follows: $.10 per share on our outstanding Series 2 Preferred, $.37 per share on our outstanding Series B Preferred, and $.31 per share on our outstanding Non-Cumulative Preferred. These dividends were not for the full amount of the required quarterly dividends pursuant to the terms of all of our outstanding series of preferred stock. See discussion under “Dividends” and “Sale of Unregistered Securities” of Item 5 concerning the issuance of common stock in exchange for a portion of the Series 2 Preferred in October 2006 and March 2007. As of March 19, 2007, there were approximately $6.8 million of unpaid dividends on our outstanding cumulative preferred stock. We intend to retain most of our future earnings, if any, to provide funds for our operations and/or expansion of our business.

We do not anticipate paying cash dividends on our outstanding common stock in the foreseeable future, and until all unpaid dividends are paid on our outstanding cumulative preferred stock, no dividends may be paid on our common stock.

Compliance with Long-Term Debt Covenants

As discussed below under “Loan Agreements - Terms and Conditions”, the Senior Secured Loan and Working Capital Revolver Loan, as amended, of ThermaClime and its subsidiaries require, among other things, that ThermaClime meet certain financial covenants. ThermaClime's forecasts for 2007 indicate that ThermaClime will be able to meet all required covenant tests.

Summary

Cash flow and liquidity will continue to be managed very carefully. We believe, with the $15.9 million net income for 2006 and the infusion of new capital as a result of the debenture offering and the subsequent conversion of the debentures to stockholders’ equity, our capital base is improved. Based upon current forecasts, we should have adequate cash from internal cash flows and financing sources to enable us to satisfy our cash requirements for 2007. Due to the volatility of the cost of major raw materials, we have historically experienced revisions to financial forecasts on a frequent basis during the course of a year. As a result, actual results may differ from our forecast, which could have a material impact on our liquidity and future operating results.

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

We have used substantially all of the net proceeds for the purchase or redemption of our higher interest rate debt or debt of our subsidiaries, including ThermaClime’s Senior Unsecured Notes. The remaining balance was used for general corporate purposes.

Approximately $13.6 million of the net proceeds have been used to purchase or redeem all of the Senior Unsecured Notes held by unrelated third parties and Jayhawk at ThermaClime’s carrying value (which includes $1.0 million that was held by Jayhawk) including accrued interest of $0.3 million. Approximately $6.95 million of the Senior Unsecured Notes held by us remain outstanding.

During 2006, $14 million of the Debentures were converted into 1,977,499 shares of our common stock at the conversion price of $7.08 per share. Certain of the conversions related to offers received from the holders and accepted by us which included additional consideration of $277,000 to be paid to the holders. Because the offer met the criteria within SFAS 84-Induced Conversions of Convertible Debt, the additional consideration was expensed. During February 2007, an additional $3.0 million of the Debentures were converted into common stock at the conversion price of $7.08 per common share.

Working Capital Revolver Loan - ThermaClime finances its working capital requirements through borrowings under a Working Capital Revolver Loan. Under the Working Capital Revolver Loan, ThermaClime and its subsidiaries may borrow on a revolving basis up to $50.0 million based on specific percentages of eligible accounts receivable and inventories. The Working Capital Revolver Loan matures in April 2009. As of December 31, 2006, borrowings outstanding were $26.0 million and the net credit available for additional borrowings was $22.8 million. The Working Capital Revolver Loan requires that ThermaClime and its Climate Control Business meet certain financial covenants measured quarterly. ThermaClime and its Climate Control Business were in compliance with those covenants for the twelve-month period ended December 31, 2006.

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

The Senior Secured Loan accrues interest at the applicable LIBOR rate, as defined, plus an applicable LIBOR margin, as defined or, at the election of the Borrowers, the alternative base rate, as defined, plus an applicable base rate margin, as defined, with the annual interest rate not to exceed 11% or 11.5% depending on the leverage ratio. At December 31, 2006, the annual interest rate was 11%.

The Borrowers are subject to numerous affirmative and negative covenants under the Senior Secured Loan agreement including, but not limited to, limitation on the incurrence of certain additional indebtedness and liens, limitations on mergers, acquisitions, dissolution and sale of assets, and limitations on declaration of dividends and distributions to us, all with certain exceptions. The Borrowers are also subject to a minimum fixed charge coverage ratio, measured quarterly on a trailing twelve-month basis. The Borrowers were in compliance with the required minimum ratio for the twelve-month period ended December 31, 2006 and the coverage ratio is considered to be achievable for 2007. The maturity date of the Senior Secured Loan can be accelerated by the Lender upon the occurrence of a continuing event of default, as defined.

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

Seasonality

We believe that our only seasonal products are fertilizer and related chemical products sold by our Chemical Business to the agricultural industry. The selling seasons for those products are primarily during the spring and fall planting seasons, which typically extend from March through June and from September through November in the geographical markets in which the majority of our agricultural products are distributed. As a result, our Chemical Business increases its inventory of agricultural products prior to the beginning of each planting season. In addition, the amount and timing of sales to the agricultural markets depend upon weather conditions and other circumstances beyond our control.

Related Party Transactions

One of the manufacturing facilities within our Climate Control Business sustained substantial water damage in its office area resulting from the improper installation by an unrelated third-party vendor of certain plumbing to a water line. As a result of the water damage, it became necessary to replace all of the carpet in the office area of the facility. During 2006, we purchased replacement carpet from a company (“Designer Rugs”) owned by Linda Golsen Rappaport, the daughter of Jack E. Golsen, our Chairman and Chief Executive Officer, and sister of Barry H. Golsen, our President. We paid approximately $159,000 to Designer Rugs for the new carpet, removal of the damaged carpeting and installation of the new carpet. During the second quarter of 2006, we were reimbursed under our insurance coverage for the cost of the carpet and installation except for a deductible amount of $25,000.

In addition, another subsidiary within our Climate Control Business is in the process of remodeling their offices including the replacement of carpet and flooring throughout the office area. Payments totaling $69,000 were made during 2006 towards a purchase totaling $75,000 from Designer Rugs. Substantially all of the carpet was delivered and installed in 2006. Final completion expected early in 2007.

During 2006, Jayhawk purchased $1.0 million principal amount of the Debentures. In addition, we purchased $1.0 million principal amount of the Notes held by Jayhawk. Jayhawk earned interest of $117,000 relating to these debt instruments in 2006.

During 2006 we paid nominal cash dividends to holders of certain series of our preferred stock. These dividend payments included $91,000 and $133,000 to the Golsen Group and the Jayhawk Group, respectively. Additionally, the dividend payments included $23,000 collectively to the significant shareholders discussed below.

As discussed above under “Overview-Preferred Stock Exchanges and Completion of Exchange Offer”, in October 2006, we issued 773,655 shares of our common stock to certain holders of our Series 2 Preferred in exchange for 104,548 shares of Series 2 Preferred. The shares of common stock issued included 303,400 and 262,167 shares issued for exchange for 41,000 and 35,428 shares of Series 2 Preferred stock to Paul Denby and James Sight (“Significant Shareholders”), respectively, or to entities controlled by the Significant Shareholders.

As discussed above under “Overview-Preferred Stock Exchanges and Completion of Exchange Offer”, during November 2006, we entered into the Jayhawk Agreement with the Jayhawk Group. Under the Jayhawk Agreement, the Jayhawk Group agreed, if we made an exchange offer for the Series 2 Preferred, to tender 180,450 shares of the 346,662 shares of Series 2 Preferred owned by the Jayhawk Group. In addition, as a condition to the Jayhawk Group’s obligation to tender the shares of Series 2 Preferred in an exchange offer, the Jayhawk Agreement further provided that the Golsen Group would exchange 26,467 shares of Series 2 Preferred beneficially owned by them. Pursuant to the Jayhawk Agreement and the terms of the exchange offer, during March 2007, the Jayhawk Group and the Golsen Group tendered 180,450 and 26,467 shares, respectively, of Series 2 Preferred for 1,335,330 and 195,855 shares, respectively, of our common stock and waived a total of approximately $5.0 million in accrued and unpaid dividends.

Critical Accounting Policies and Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and disclosures of contingencies. In addition, the more critical areas of financial reporting impacted by management's judgment, estimates and assumptions include the following:

Receivables and Credit Risk - Our sales to contractors and independent sales representatives are generally subject to a mechanics lien in the Climate Control Business. Our other sales are generally unsecured. Credit is extended to customers based on an evaluation of the customer's financial condition and other factors. Credit losses are provided for in the financial statements based on historical experience and periodic assessment of outstanding accounts receivable, particularly those accounts which are past due (determined based upon how recently payments have been received). Our periodic assessment of accounts and credit loss provisions are based on our best estimate of amounts that are not recoverable. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising our customer bases and their dispersion across many different industries and geographic areas, however, 10 customers account for approximately 30% of our total net receivables at December 31, 2006. We do not believe this concentration in these 10 customers represents a significant credit risk due to the financial stability of these customers. At December 31, 2006 and 2005, our allowance for doubtful accounts of $2.3 million and $2.7 million, respectively, were netted against our accounts receivable.

Inventory Valuations - Inventories are priced at the lower of cost or market, with cost being determined using the first-in, first-out basis. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. At December 31, 2006 and 2005, the carrying value of certain nitrogen-based inventories produced by our Chemical Business was reduced to market because cost exceeded the net realizable value by $0.4 million and $1.4 million, respectively. In addition, the carrying value of certain slow-moving inventory items (primarily Climate Control products) was reduced to market because cost exceeded the net realizable value by $0.8 million and $1.0 million at December 31, 2006 and 2005, respectively.

Precious Metals - Precious metals are used as a catalyst in the Chemical Business manufacturing processes. Precious metals are carried at cost, with cost being determined using the first-in, first-out (“FIFO”) basis. As of December 31, 2006 and 2005, precious metals were $6.4 million and $5.0 million, respectively, and are included in supplies, prepaid items and other in the consolidated balance sheets. Because some of the catalyst consumed in the production process cannot be readily recovered and the amount and timing of recoveries are not predictable, we follow the practice of expensing precious metals as they are consumed. For 2006, 2005 and 2004, the amounts expensed for precious metals were approximately $5.1 million, $3.5 million and $3.3 million, respectively, and are included in cost of sales. Periodically, during major maintenance or capital projects we may be able to perform procedures to recover precious metals (previously expensed) which have accumulated within the manufacturing equipment. For 2006, 2005 and 2004, we recognized recoveries of precious metals at historical FIFO costs of approximately $2.4 million, $2.1 million and $0.2 million, respectively, which are reductions to cost of sales.

Impairment of Long-Lived Assets and Goodwill - Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable and goodwill is reviewed for impairment at least annually. If assets to be held and used are considered to be impaired, the impairment to be recognized is the amount by which the carrying amounts of the assets exceed the fair values of the assets as measured by the present value of future net cash flows expected to be generated by the assets or their appraised value. Assets to be disposed of are reported at the lower of the carrying amounts of the assets or fair values less costs to sell. At December 31, 2006, we had no long-lived assets that met the criteria presented in SFAS 144 to be classified as assets held for sale. We have considered impairment of our long-lived assets and goodwill. We obtained third party appraisals of the fair values associated with Cherokee and made estimates of fair values for others. The timing of impairments cannot be predicted with reasonable certainty and are primarily dependent on market conditions outside our control. Should sales prices permanently decline dramatically without a similar decline in the raw material costs or should other matters, including the environmental requirements and/or operating requirements set by Federal and State agencies change substantially from our current expectations, a provision for impairment may be required based upon such event or events. See Item 1 "Business-Environmental Matters." Based on estimates obtained from external sources and internal estimates based on inquiry and other techniques, we recognized impairments relating to certain non-core equipment of $0.1 million and $0.4 million relating to Corporate assets during 2005 and 2004, respectively, (none in 2006) and $0.3 million, $0.1 million and $0.4 million relating to certain capital spare parts and idle assets in our Chemical Business during 2006, 2005 and 2004, respectively. These impairments are included in other expense in the consolidated statements of income.

Accrued Insurance Liabilities - We are self-insured up to certain limits for group health, workers’ compensation and general liability insurance claims. Above these limits, we have insurance coverage, which management considers to be adequate. Our accrued insurance liabilities are based on estimates of the self-insured portions of the claims, which include the incurred claims amounts plus estimates of future claims development calculated by applying our historical claims development factors to our incurred claims amounts. We also consider the reserves established by our insurance adjustors and/or estimates provided by attorneys handling the claims, if any. In addition, our accrued insurance liabilities include estimates of incurred, but not reported, claims and other insurance-related costs. At December 31, 2006 and 2005, our claims liabilities were $1.6 million and $1.4 million, respectively, and are included in accrued and other liabilities. It is possible that the actual development of claims could exceed our estimates.

Product Warranty - Our Climate Control Business sells equipment for which we provide warranties covering defects in materials and workmanship. Generally, the base warranty coverage for most of the manufactured equipment is limited to 18 months from the date of shipment or 12 months from the date of start-up, whichever is shorter, and to 90 days for spare parts. In some cases, the customer may purchase an extended warranty. Our accounting policy and methodology for warranty arrangements is to periodically measure and recognize the expense and liability for such warranty obligations using a percentage of net sales, based on historical warranty costs. It is possible that future warranty costs could exceed our estimates. At December 31, 2006 and 2005, our accrued product warranty obligations were $1.3 million and $0.9 million, respectively and are included in current and noncurrent accrued and other liabilities in the consolidated balance sheets.

Accrued Plant Turnaround Costs - We accrue in advance the cost expected to be incurred in the next planned major maintenance activities (“Turnarounds”) of our Chemical Business. Turnaround costs are accrued on a straight-line basis over the scheduled period between Turnarounds, which generally ranges from 12 to 24 months. At December 31, 2006 and 2005, current and noncurrent accrued and other liabilities include $1.0 million and $1.4 million, respectively, relating to Turnarounds.

In September 2006, the Financial Accounting Standards Board (“FASB”) completed a project to clarify guidance on the accounting for Turnarounds. The FASB issued FASB Staff Position No. AUG AIR-1 (“FSP”) which eliminates the accrue-in-advance method of accounting for Turnarounds. In addition, the adoption of the provisions in the FSP is to be considered a change in accounting principle with retrospective application as described in SFAS 154-Accounting Changes and Error Corrections, if practical. The FSP became effective for us on January 1, 2007. We currently are using the accrue-in-advance method for Turnarounds that is eliminated under the FSP. There are three acceptable accounting methods for Turnarounds that we may adopt of which we have elected to adopt the deferral method. We are currently assessing the  impact the FSP may have on our financial statements which we believe could be significant.
Executive Benefit Agreements - We have entered into benefit agreements with certain key executives. Costs associated with these individual benefit agreements are accrued when they become probable over the estimated remaining service period. Total costs accrued equal the present value of specified payments to be made after benefits become payable. In 1992, we entered into individual benefit agreements with certain key executives (“1992 Agreements”) that provide for annual benefit payments for life (in addition to salary). As of December 31, 2006 and 2005, the liability for these benefits under the 1992 Agreements is $1.0 million and $0.9 million, respectively, which is included in current and noncurrent accrued and other liabilities in the accompanying consolidated balance sheets.

In 1981, we entered into individual death benefit agreements with certain key executives. In addition, as part of the 1992 Agreements, should the executive die prior to attaining the age of 65, we will pay the beneficiary named in the agreement in 120 equal monthly installments aggregating to an amount specified in the agreement. In 2005, we entered into a death benefit agreement with our CEO. As of December 31, 2006, the liability for death benefits is $1.4 million ($0.9 million at December 31, 2005) which is included in current and noncurrent accrued and noncurrent liabilities.

Environmental and Regulatory Compliance - The Chemical Business is subject to specific federal and state regulatory and environmental compliance laws and guidelines. We have developed policies and procedures related to environmental and regulatory compliance. We must continually monitor whether we have maintained compliance with such laws and regulations and the operating implications, if any, and amount of penalties, fines and assessments that may result from noncompliance. At December 31, 2006, liabilities totaling $1.4 million have been accrued relating to a consent administrative order (“CAO”) covering El Dorado and a CAO covering our former Hallowell facility. These liabilities are included in current and noncurrent accrued and other liabilities and are based on current estimates that may be revised in the near term based on results of our investigation, risk assessment and remediation pursuant to the new CAO and Slurry Consent Order. In addition, we will be required to make capital expenditures as it relates to the NPDES permit and Air CAO.

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

Deferred Income Taxes - Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes, and the amounts used for income tax purposes. Valuation allowances are provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. We are able to realize deferred tax assets up to an amount equal to the future reversals of existing taxable temporary differences. The taxable temporary differences will turn around in the loss carry forward period as the differences reverse. Other differences will turn around as the assets are realized or liabilities are paid in the normal course of business. At December 31, 2006 and 2005, our deferred tax assets were net of a valuation allowance of $19.3 million and $26.1 million, respectively. The decrease in the valuation allowance is due primarily to the utilization of net operating loss carry forwards in 2006.

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

Revenue Recognition - We recognize revenue for substantially all of our operations at the time title to the goods transfers to the buyer and there remains no significant future performance obligations by us. Revenue relating to construction contracts is recognized using the percentage-of-completion method based primarily on contract costs incurred to date compared with total estimated contract costs. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined. Sales of warranty contracts are recognized as revenue ratably over the life of the contract. See discussion above under “Product Warranty” for our accounting policy for recognizing warranty expense.

Recognition of Insurance Recoveries - If an insurance claim relates to a recovery of our losses, we recognize the recovery when it is probable and reasonably estimable. If our insurance claim relates to a contingent gain, we recognize the recovery when it is realized.

Management's judgment and estimates in these areas are based on information available from internal and external resources at that time. Actual results could differ materially from these estimates and judgments, as additional information becomes known.

Results of Operations

The following Results of Operations should be read in conjunction with our Consolidated Financial Statements for the years ended December 31, 2006, 2005 and 2004 and accompanying notes and the discussions above under “Overview” And “Liquidity and Capital Resources.”

The following table contains certain information about our continuing operations in different industry segments for each of the three years ended December 31:

2006	2005	2004
(In thousands)
Net sales:
Climate Control	$221,161	$156,859	$141,014
Chemical	260,651	233,447	216,264
Other	10,140	6,809	6,706
	$491,952	$397,115	$363,984

Gross profit:
Climate Control	$65,496	$48,122	$42,721
Chemical	22,438	16,426	8,917
Other	3,343	2,330	2,145
	$91,277	$66,878	$53,783

Operating income (loss):
Climate Control	$25,428	$14,097	$11,707
Chemical	10,200	7,703	(877)
General corporate expense and other business operations, net	(8,074)	(6,835)	(7,586)
	27,554	14,965	3,244

Interest expense	(11,915)	(11,407)	(7,393)
Gains on extinguishment of debt	-	-	4,400
Provision for loss on notes receivable-Climate Control	-	-	(1,447)
Non-operating income (expense), net:
Climate Control	1	-	-
Chemical	311	362	2,463
Corporate and other business operations	312	1,199	(29)
Provision for income taxes	(901)	(118)	-
Equity in earnings of affiliate - Climate Control	821	745	668
Income from continuing operations before cumulative effect of accounting chang	$16,183	$5,746	$1,906

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net Sales

The following table contains certain information about our net sales in different industry segments for 2006 and 2005:

2006	2005	Change	Percentage Change
(Dollars in thousands)
Net sales:
Climate Control:
Geothermal and water source heat pumps	$134,210	$85,268	$48,942	57.4%
Hydronic fan coils	59,497	53,564	5,933	11.1%
Other HVAC products	27,454	18,027	9,427	52.3%
Total Climate Control	$221,161	$156,859	$64,302	41.0%

Chemical:
Industrial acids and other chemical products	$95,208	$80,228	$14,980	18.7%
Agricultural products	89,735	80,638	9,097	11.3%
Mining products	75,708	72,581	3,127	4.3%
Total Chemical	$260,651	$233,447	$27,204	11.7%

Other	$10,140	$6,809	$3,331	48.9%

Total net sales	$491,952	$397,115	$94,837	23.9%

Climate Control Business

• Net sales of our geothermal and water source heat pump products increased primarily as a result of a 52% increase in the number of units sold in the commercial and residential markets due to customer demand representing an approximate 4% gain in market share based on data supplied by the ARI;
• Net sales of our hydronic fan coils increased primarily due to a 10% increase in overall average unit sales prices as the result of lowering discounting and higher selling prices driven by raw material cost increases;
• Net sales of our other HVAC products increased as the result of an increase in the number of larger custom air handlers sold primarily relating to three large projects.

Chemical Business

El Dorado and Cherokee produce all the chemical products described in the table above and Baytown produces only industrial acids products. Overall, volume of tons sold for the Chemical Business increased 12% while sales prices remained consistent with 2005.

• Volume at El Dorado increased 14% primarily related to agricultural products as the result of the loss of production during the first half of 2005 as discussed below, to industrial acid and other chemical products due to spot sales opportunities, and to mining products relating to the growth of coal mining in the mining industry;

•	Volume at Baytown increased 24% as the result of a closing of a chemical facility within our market and other various spot sales opportunities;
•
Volume at Cherokee decreased 6% resulting from the suspension of production during the first half of January 2006 as the result of a reduction in orders from several key customers due to the increased natural gas costs and further production curtailments throughout the first quarter of 2006.

Other - Net sales classified as “Other” consists of sales of industrial machinery and related components. The increase in net sales relates primarily to increased customer demand for our machine tool products.

Gross Profit

Gross profit by industry segment represents net sales less cost of sales. The following table contains certain information about our gross profit in different industry segments for 2006 and 2005:

2006	2005	Change	Percentage Change
(Dollars in thousands)
Gross profit:
Climate Control	$65,496	$48,122	$17,374	36.1%
Chemical	22,438	16,426	6,012	36.6%
Other	3,343	2,330	1,013	43.5%
	$91,277	$66,878	$24,399	36.5%

In addition to the information presented in the above table, our Climate Control Business’ gross profit percentage (as a percentage of net sales) was 29.6% for 2006 compared to 30.7% for 2005. The gross profit percentage of our Chemical Business was 8.6% for 2006 compared to 7.0% for 2005. The gross profit percentage relating to “Other” (see discussion above) was 33.0% for 2006 compared to 34.2% for 2005.

The increase in gross profit in our Climate Control Business was a direct result of the increase in sales volume as discussed above. The decline in our gross profit percentage was primarily due to raw material costs increases being incurred ahead of customer price increases becoming effective.

The net increase in gross profit of our Chemical Business relates primarily to:

•
Cherokee as the result of not incurring the disruptions at the plant caused by the rise in natural gas costs due to the hurricanes in the U.S. Gulf in 2005 and a decrease in electricity costs as a result of a negotiated reduction in utility rates in 2006;

•	Baytown due primarily to the increase in sales volume as discussed above;
•	El Dorado as the result of the increase in sales volume as discussed above.

As previously reported, beginning in October 2004 and continuing into June 2005, the Chemical Business’ results were adversely affected as a result of the loss of production due to a mechanical failure of one of the four nitric acid plants at El Dorado. The plant was restored to normal production in June 2005. We recognized insurance recoveries of $0.9 million and $1.9 million under our business interruption insurance policy relating to this claim for 2006 and 2005, respectively, which is recorded as a reduction to cost of sales. The negative impact on gross profit resulting from the lost production was approximately $4.1 million in 2005.

The increase in gross profit classified as “Other” (see discussion above) is due primarily to the increase in sales as discussed above.

Operating Income

Our chief operating decision makers use operating income by industry segment for purposes of making decisions which include resource allocations and performance evaluations. Operating income by industry segment represents gross profit by industry segment less selling, general and administrative expense (“SG&A”) incurred by each industry segment plus other income and other expense earned/incurred by each industry segment before general corporate expenses and other business operations, net. General corporate expenses and other business operations, net consist of unallocated portions of gross profit, SG&A, other income and other expense. The following table contains certain information about our operating income for 2006 and 2005:

2006	2005	Change
(In thousands)
Operating income:
Climate Control	$25,428	$14,097	$11,331
Chemical	10,200	7,703	2,497
General corporate expense and other business operations, net	(8,074)	(6,835)	(1,239)
	$27,554	$14,965	$12,589

Operating Income - Climate Control: The net increase in operating income of our Climate Control Business resulted primarily from the net increase of gross profit of $17.4 million as discussed above, an arbitration award of $1.2 million received in 2006 relating to the arbitration case involving Trison as discussed under “Climate Control Business” of Item 3, and a decrease in professional fees of $1.0 million primarily as the result of fees incurred during 2005 relating to this arbitration case. This increase in operating income was partially offset by increased shipping and handling costs of $3.9 million due to increased sales volume and rising fuel costs, increased commissions of $1.8 million due to increased sales volume and distribution mix and increased personnel cost of $1.6 million as the result of increased number of personnel and higher incentives, and increased warranty costs of $0.7 million due to the increased sales volume.

Operating Income - Chemical: The net increase of our Chemical Business’ operating income primarily relates to the net increase in gross profit of $6.0 million as discussed above. This increase in operating income was partially offset by an increase in handling costs of $0.8 million due primarily to increased sales volume and an increase in professional fees of $0.4 million relating to legal costs associated with ammonium nitrate anti-dumping tariffs. In addition, we recognized gains of $1.6 million from certain property insurance claims in 2005.

General Corporate Expense and Other Business Operations, Net: The net increase in our general corporate expense and other business operations, net relates primarily to an increase of $0.6 million in personnel costs relating to increased group health care costs of $0.4 million and commissions of $0.3 million on the increased sales classified as “Other” as discussed above, an increase in professional fees of $0.6 million due, in part, for assistance in our evaluation of our internal controls and procedures and related documentation for Sarbanes-Oxley requirements, a litigation settlement of $0.3 million relating to an asserted financing fee, and a decrease in gains of $0.7 million from the sales of corporate assets. The increase was partially offset by the increase in gross profit classified as “Other” of $1.0 million and a refund of $0.4 million relating to insurance brokerage fees.

Interest Expense - Interest expense was $11.9 million for 2006 compared to $11.4 million for 2005, an increase of $0.5 million. This net increase in interest expense includes $1.1 million relating to the Debentures sold in March 2006 and $0.3 million of additional consideration paid in conjunction with the conversion of a portion of the Debentures during 2006 which was partially offset by a decrease of $0.8 million relating to the Notes which were purchased or redeemed during 2006.

Non-Operating Other Income, net - Our non-operating other income, net was $0.6 million for 2006 compared to $1.6 million for 2005. In 2005, we recognized net proceeds from life insurance policies of $1.2 million.

Provision For Income Taxes - Due to net operating loss (“NOL”) carryforwards, provisions for income taxes consist of federal alternative minimum taxes and state income taxes for 2006 and federal alternative minimum taxes for 2005.

Net Loss From Discontinued Operations - Net loss from discontinued operations includes provisions of $0.2 million and $0.6 million for 2006 and 2005, respectively, for our share of estimated environmental remediation costs to investigate and delineate a site in Hallowell, Kansas as a result of meetings with the KDHE. There are no income tax benefits related to these expenses.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net Sales

The following table contains certain information about our net sales in different industry segments for 2005 and 2004:

2005	2004	Change	Percentage Change
(Dollars in thousands)
Net sales:
Climate Control:
Geothermal and water source heat pumps	$85,268	$73,920	$11,348	15.4%
Hydronic fan coils	53,564	48,760	4,804	9.9%
Other HVAC products	18,027	18,334	(307)	(1.7	) %
Total Climate Control	$156,859	$141,014	$15,845	11.2%

Chemical:
Agricultural products	$80,638	$72,154	$8,484	11.8%
Industrial acids and other chemical products	80,228	82,040	(1,812)	(2.2	) %
Mining products	72,581	62,070	10,511	16.9%
Total Chemical	$233,447	$216,264	$17,183	7.9%

Other	$6,809	$6,706	$103	1.5%

Total net sales	$397,115	$363,984	$33,131	9.1%

Climate Control Business

• Net sales of our geothermal and water source heat pump products increased primarily as a result of stronger customer demand, a 7% increase in overall average unit sales prices due to the increase in our raw material costs as discussed below, and change in product mix;
• Net sales of our hydronic fan coils increased primarily from a 6% increase in overall average unit sales prices due to the increase in our raw material costs as well as an improvement in product mix;
• Net sales of our other HVAC products decreased $0.3 million. For 2004, net sales of other HVAC products includes $3.8 million as a result of consolidating MultiClima’s operating results in the second quarter of 2004 as required under FIN 46. Effective July 1, 2004, we were no longer required to consolidate MultiClima’s operating results. Excluding the effect of MultiClima, sales of other HVAC products increased $3.5 million which includes an increase in sales of $1.1 million relating to our modular chiller systems, $0.9 million relating to our large custom air handlers, $0.9 million as a result of an increase in construction projects and $0.7 million relating to a new product line with increasing demand.

Chemical Business

As discussed above, El Dorado and Cherokee produce all the chemical products described in the table above and Baytown produces only industrial acids products. Overall sales prices for the Chemical Business increased 13% but overall volume of tons sold decreased 5%.

•	The overall increase in sales prices reflects, in part, higher sales prices resulting from the increased cost of the raw material feedstocks (anhydrous ammonia and natural gas) as discussed below;
•	The volume at Baytown was down 14% due to lower demand for nitric acid by Bayer resulting from the shutdown of one of North America’s consuming locations;
•	The volume at Cherokee decreased 4% due primarily to the suspension of production resulting from the hurricanes in the U.S. Gulf as discussed above under “Overview-Chemical Business.”

Other - Net sales classified as “Other” consists of sales of industrial machinery and related components.

Gross Profit

Gross profit by industry segment represents net sales less cost of sales. The following table contains certain information about our gross profit in different industry segments for 2005 and 2004:

2005	2004	Change	Percentage Change
(Dollars in thousands)
Gross profit:
Climate Control	$48,122	$42,721	$5,401	12.6%
Chemical	16,426	8,917	7,509	84.2%
Other	2,330	2,145	185	8.6%
	$66,878	$53,783	$13,095	24.3%

In addition to the information presented in the above table, our Climate Control Business’ gross profit percentage (as a percentage of net sales) was 30.7% for 2005 compared to 30.3% for 2004. The gross profit percentage of our Chemical Business was 7.0% for 2005 compared to 4.1% for 2004. The gross profit percentage relating to “Other” (see discussion above) was 34.2% for 2005 compared to 32.0% for 2004.

The net increase in gross profit of our Climate Control Business resulted primarily by the increase in sales of our geothermal and water source heat pumps and hydronic fan coils as discussed above. This increase in gross profit was partially offset by a change in product/customer mix and our inability to fully pass on to our customers in the form of product price increases the increase in the raw material cost of copper. The spot market increases through the twelve months of 2005 for copper were approximately 40%. In addition, a decrease of $0.8 million relates to MultiClima in the second quarter of 2004 as discussed above.

The net increase in gross profit of our Chemical Business is due primarily to improved margins on certain agricultural and industrial acid products and cost recoveries during 2005 of $2.1 million of production catalyst (precious metals) used in our manufacturing processes compared to $0.2 million during 2004. The increase in gross profit was offset, in part, by our inability to fully pass on to our customers the 25% increase in costs of anhydrous ammonia during the spring and fall planting seasons incurred by El Dorado, the 34% increase in costs of natural gas sustained by Cherokee and the suspension of production at Cherokee resulting from the hurricanes in the U.S. Gulf as discussed above under “Overview-Chemical Business”. Cherokee also incurred an increase of $2.2 million of electricity costs primarily as the result of increased rates charged by their utility company. In addition in 2004, net settlements of $1.5 million (which increased gross profit) were reached with insurance carriers relating to a vendor’s faulty repair work to a chemical plant boiler.

As discussed above and previously reported, the Chemical Business’ results were adversely affected as a result of the loss of production due to a mechanical failure of one of the four nitric acid plants at El Dorado. We recognized insurance recoveries of $1.9 million under our business interruption insurance policy relating to this claim for 2005 which is recorded as a reduction to cost of sales. The negative impact on gross profit resulting from the lost production was approximately $4.1 million in 2005 and approximately $1.0 million in 2004.

See discussion above for products sold which are classified as “Other”.

Operating Income (Loss)

See discussion above concerning the definition and use of operating income (loss) by industry segment by our chief operating decision makers. The following table contains certain information about our operating income (loss) for 2005 and 2004:

2005	2004	Change
(In thousands)
Operating income (loss):
Climate Control	$14,097	$11,707	$2,390
Chemical	7,703	(877)	8,580
General corporate expense and other business operations, net	(6,835)	(7,586)	751
	$14,965	$3,244	$11,721

Operating Income - Climate Control: The net increase in our Climate Control Business’ operating income resulted primarily by selling, general and administrative expenses of $1.4 million relating to MultiClima which were only incurred in the second quarter of 2004 and the net increase in gross profit of $5.4 million as discussed above. This increase in operating income was partially offset by increased shipping and handling costs of $1.0 million as a result of increased sales volume and rising fuel costs, increased professional fees of $0.9 million primarily relating to litigation and related arbitrations between Trison and a customer (as discussed under “Climate Control Business” of Item 3), increased commissions of $0.8 million due to increased sales volume, increased personnel costs of $0.6 million due primarily to increased group health insurance costs and increased provision for losses on accounts receivable of $0.5 million due primarily to lower than usual incidence in 2004 and the increased sales volumes in 2005.

Operating Income (Loss) - Chemical: The net increase in our Chemical Business’ operating income included the net increase in gross profit of $7.5 million as discussed above and gains of $1.6 million from replacement cost property insurance recoveries which includes $1.5 million of recoveries discussed above under “Business Interruption and Property Insurance Claims” of Item 3 and a decrease in personnel costs of $0.3 million as a result of a reduction in personnel at El Dorado. This increase was partially offset by an increase in handling costs of $1.0 million due primarily to higher railcar lease and maintenance costs as the result of increasing the number of railcars used to support our agricultural business.

General Corporate Expense and Other Business Operations, Net: The decrease in our general corporate expense and other business operations, net relates primarily to an increase in gains of $0.7 million from the sales of corporate assets, a decrease in professional fees of $0.3 million which includes costs incurred during 2004 relating to a proposed unregistered offering of Senior Secured Notes which was terminated, a decrease of $0.3 million of provisions for impairments on corporate assets and a decrease of approximately $0.6 million due to other individually immaterial items. This decrease was partially offset by an increase in personnel costs of $1.1 million which includes the recognition of death benefit obligations, an increase in group health insurance costs and net premium costs associated with key individual life insurance policies including policies associated with a death benefit agreement entered into with our CEO during the second quarter of 2005.

Interest Expense - Interest expense was $11.4 million for 2005 compared to $7.4 million for 2004. The increase of $4.0 million relates primarily to interest expense incurred on the $50.0 million term loan that was completed in September 2004 as discussed under “Loan Agreements - Terms and Conditions.” A portion of the proceeds of the Senior Secured Loan was used to repay the outstanding balance under a former financing agreement (“Financing Agreement”). There was no interest expense recognition on the Financing Agreement indebtedness from May 2002 through September 2004 since that transaction was accounted for as a voluntary debt restructuring in 2002. This increase was partially offset due to the repurchase of $5.0 million of the Senior Unsecured Notes in September 2004.

Provision for Loss on Notes Receivable - Based on our assessment of the liquidity and results of operations of MultiClima and its parent company, we concluded that the outstanding notes receivable were not recoverable. As a result, effective July 1, 2004, we forgave and cancelled the loan agreements in exchange for extending the Option’s expiration date from June 15, 2005 to June 15, 2008 with an estimated value of zero. We recognized a provision for loss of $1.4 million for 2004.

Gain on Extinguishment of Debt - As a result of the repayment in September 2004 of the Financing Agreement prior to the maturity date of June 30, 2005, we recognized the remaining unearned interest of $4.4 million as a gain on extinguishment of debt.

Non-Operating Other Income, net - Our non-operating other income, net was $1.6 million for 2005 compared to $2.4 million for 2004, a decrease of $0.8 million. In 2005, we received net proceeds from life insurance policies of $1.2 million. In addition, we recognized gains of $0.2 million from the sales of certain current assets (primarily precious metals) in 2005 compared to gains of $2.3 million in 2004.

Loss from Discontinued Operations - Net loss from discontinued operations in 2005 consists of provisions of $0.6 million for our share of estimated environmental remediation costs to investigate and delineate a site in Hallowell, Kansas as a result of meetings held during 2005 with the KDHE. There are no income tax benefits related to these expenses.

Cumulative Effect of Accounting Change - Effective March 31, 2004, we included in our condensed consolidated balance sheet the consolidated assets and liabilities of the parent company of MultiClima as required under FIN 46. As a result, we recorded a cumulative effect of accounting change of $0.5 million primarily relating to the elimination of embedded profit included in the cost of inventory which was purchased from MultiClima by certain of our subsidiaries. Effective July 1, 2004, we no longer had a variable interest in this entity and were no longer required to consolidate this entity.

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

For 2006, net cash provided by continuing operating activities was $17.7 million, including net income (which includes insurance recoveries of $0.9 million under our business interruption insurance policy), plus depreciation and amortization and other adjustments offset by cash used by changes in assets and liabilities.

Accounts receivable increased $18.1 million relating primarily to the Climate Control Business as the result of increased sales of our heat pump products, large custom air handlers, and hydronic fan coils as discussed above under “Results of Operations.”

Inventories increased a net $7.3 million including:

• an increase of $10.4 million relating to the Climate Control Business primarily relating to the increased cost of certain raw materials and the increased quantities of raw materials on hand due to increasing sales volume, partially offset by
• a decrease of $3.2 million relating to the Chemical Business as the results of the decline in the average cost of anhydrous ammonia and natural gas in December 2006 compared to December 2005 and reduced inventory on hand at Cherokee due to a Turnaround performed in December 2006.

Other supplies and prepaid items increased $1.9 million primarily due to a net increase of $1.4 million in precious metals as a result of the increased cost of precious metals and recoveries performed and additional precious metals purchased net of the amount consumed in the manufacturing process in the Chemical Business.

Accounts payable increased $11.2 million primarily due to:

• an increase of $5.4 million in our Climate Control Business resulting from increased production of our heat pump products, large custom air handlers, and hydronic fan coils, increased cost of certain raw materials, and increased levels of raw materials on hand and
• an increase of $5.1 million in our Chemical Business resulting primarily from Baytown’s property taxes and scheduled lease payments, costs incurred by Cherokee relating to a Turnaround performed in December 2006, and increased sales volume at Baytown in December 2006 compared to December 2005.

Customer deposits increased $1.0 million primarily due to the increase in deposits received on sales commitments by Cherokee and as down payments on two customer orders of large air handlers in the Climate Control Business.

The increase in other current and noncurrent liabilities of $3.5 million includes primarily:

• an increase of $1.2 million of accrued commissions primarily as the result of increased sales volume in the Climate Control Business,
• an increase of $1.0 million of deferred revenue on extended warranty contracts as the result of increased sales volume in the Climate Control Business,
• an increase in accrued contractual manufacturing obligations of $1.0 million pursuant to EDC’s supply agreement and EDNC’s Bayer Agreement in the Chemical Business,
• an increase of $0.7 million in accrued payroll and benefits due primarily to an increase in the number of employees and to salary and wage incentives in the Climate Control Business,
• an increase of $0.6 million of accrued death benefits relating to our benefit agreements with certain key executives partially offset by,
• a decrease of $1.1 million of accrued property and franchise taxes primarily due to Baytown’s property taxes being processed and included in accounts payable at December 31, 2006 as discussed above.

Cash Flow from Investing Activities

Net cash used by continuing investing activities was $18.4 million for 2006 which included $14.7 million for capital expenditures of which $7.7 million and $7.0 million are for the benefit of our Climate Control Business and Chemical Business, respectively. In addition, we made deposits of $3.5 million of current and noncurrent restricted cash which is to be used for capital expenditures in the Climate Control Business, working capital, and to fund an unrealized loss on exchange-traded contracts.

Cash Flow from Financing Activities

Net cash used by continuing financing activities was $1.4 million and primarily consisted of:

• the acquisition of $13.3 million of the Notes as discussed above under “Loan Agreements - Terms and Conditions”,

• payments of $6.9 million on other long-term debt, and
• payments of $6.1 million on revolving debt facilities, net of proceeds, offset, in part, by
• proceeds of $16.5 million from the Debentures, net of fees of $1.5 million, as discussed above under “Loan Agreements - Terms and Conditions” and
• net proceeds of $8.2 million from other long-term debt.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended, except for the following:

Cepolk Holding, Inc. (“CHI”), a subsidiary of the Company, is a limited partner and has a 50% equity interest in Cepolk Limited Partnership (“Partnership”) which is accounted for on the equity method. The Partnership owns an energy savings project located at the Ft. Polk Army base in Louisiana (“Project”). At December 31, 2006, our investment was $3.3 million. For 2006, distributions received from this Partnership were $0.9 million and our equity in earnings was $0.8 million. As of December 31, 2006, the Partnership and general partner to the Partnership is indebted to a term lender (“Lender”) of the Project, in the amount of approximately $5.3 million, net of restricted cash for debt service of $0.9 million, with a term extending to December 2010 (“Loan”). CHI has pledged its limited partnership interest in the Partnership to the Lender as part of the Lender’s collateral securing all obligations under the Loan. This guarantee and pledge is limited to CHI’s limited partnership interest and does not expose CHI or the Company to liability in excess of CHI’s limited partnership interest. No liability has been established for this pledge since it was entered into prior to adoption of FIN 45. CHI has no recourse provisions or available collateral that would enable CHI to recover its partnership interest should the Lender be required to perform under this pledge.

Aggregate Contractual Obligations

Our aggregate contractual obligations as of December 31, 2006 are summarized in the following table.

Payments Due in the Year Ending December 31,

Contractual Obligations	Total	2007	2008	2009	2010	2011	Thereafter
                                                              (In thousands)
Long-term debt:
Working Capital Revolver Loan (1)	$26,048	$5,492	$-	$20,556	$-	$-	$-

Senior Secured Loan due 2009	50,000	625	1,250	48,125	-	-	-

7% Convertible Senior Subordinated Notes	4,000	-	-	-	-	4,000		-

Capital leases	767	342	360	34	31	-	-

Other	16,877	5,120	2,293	954	1,047	1,079	6,384

Total long-term debt	97,692	11,579	3,903	69,669	1,078	5,079	6,384

Interest payments on long-term debt (2)	26,858	9,388	9,059	5,732	860	676	1,143

Capital expenditures (3)	8,169	8,169	-	-	-	-	-

Operating leases:
Baytown lease	26,351	10,297	11,173	4,881	-	-	-

Other operating leases	12,052	3,120	2,244	1,794	1,226	819	2,849

Exchange-traded futures contracts	3,208	3,208	-	-	-	-	-

Accrued contractual manufacturing obligations	2,161	2,161	-	-	-	-	-

Purchase obligations	3,828	1,044	1,044	1,044	696	-	-

Contractual obligations included in noncurrent accrued and other liabilities	2,700	-	171	174	171	171	2,013
Total	$183,019	$48,966	$27,594	$83,294	$4,031	$6,745	$12,389

(1)
We primarily utilize a cash management system with a series of separate accounts consisting of several “zero-balance” disbursement accounts for funding of payroll and accounts payable. As a result of our cash management system, checks issued, but not presented to the banks for payment, may create negative book cash balances. These negative book cash balances are included in current portion of long-term debt since these accounts are primarily funded by our Working Capital Revolver Loan.

(2)
The estimated interest payments relating to variable interest rate debt are based on the effective interest rates at December 31, 2006. In addition, we used the balance of the Working Capital Revolver Loan at December 31, 2006 as the average outstanding balance of the Working Capital Revolver Loan through maturity.

(3)
Capital expenditures include only non-discretionary amounts in our 2007 capital expenditure budget. These amounts do not include, as discussed in “Environmental Matters” under Item 1, an estimated range from $0.8 million to $2.8 million as required under a NPDES permit effective June 2007 based on current assumptions and an estimated $2.5 million to $4.0 million over the next four years relating to the Air CAO.

Availability of Company's Loss Carry-Overs

For a discussion on our net operating loss carry-overs, see Note 12 of Notes to Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

Our results of operations and operating cash flows are impacted by changes in market interest rates and changes in market prices of copper, steel, anhydrous ammonia and natural gas.

Forward Sales Commitments Risk

Periodically our Climate Control and Chemical Businesses enter into forward sales commitments of products for deliveries in future periods. As a result, we could be exposed to embedded losses should our product costs exceed the firm sales prices. At December 31, 2006, we had $0.3 million of embedded losses associated with sales commitments with firm sales prices in our Chemical Business.

Interest Rate Risk

Our interest rate risk exposure results from our debt portfolio which is impacted by short-term rates, primarily variable rate-based borrowings from commercial banks, and long-term rates, primarily fixed-rate notes, some of which prohibit prepayment or require substantial prepayment penalties.

We purchased two interest rate cap contracts for a cost of $590,000 in March 2005 to help minimize our interest rate risk exposure relating to the Working Capital Revolver Loan. These contracts set a maximum three-month LIBOR base rate of 4.59% on $30 million. These contracts mature on March 29, 2009. These contracts are free-standing derivatives and are accounted for on a mark-to-market basis in accordance with SFAS 133. At December 31, 2006, the market value of these contracts was $385,000.

Commodity Price Risk

Our Climate Control Business buys substantial quantities of copper and steel for use in manufacturing processes and our Chemical Business buys substantial quantities of anhydrous ammonia and natural gas as feedstocks generally at market prices. Periodically, our Climate Control Business enters into exchange-traded futures for copper and our Chemical Business enters into exchange-traded futures for natural gas, which contracts are generally accounted for on a mark-to-market basis in accordance with SFAS 133. At December 31, 2006, our purchase commitments under these contracts were for 300,000 pounds of copper through March 2007 at a weighted average cost of $3.10 per pound ($931,000) and a weighted average market value of $2.86 per pound ($859,000). In addition, our Chemical Business had purchase commitments under these contracts for 300,000 MMBtu of natural gas through June 2007 at a weighted average cost of $7.59 per MMBtu ($2,278,000) and a weighted average market value of $6.47 per MMBtu ($1,942,000).

The following table presents principal amounts and related weighted-average interest rates by maturity date for our interest rate sensitive financial instruments and our purchase commitments under exchange-traded futures contracts and related weighted-average contract costs by contract terms as of December 31, 2006.

Years ending December 31,
(Dollars in thousands,except for per pound and MMBtu)
2007	2008	2009	2010	2011	Thereafter	Total
Expected maturities of long-term debt:
Variable rate debt	$7,032	$1,610	$68,916	$258	$283	$466	$78,565

Weighted average
interest rate (1)	10.31%	10.37%	10.36%	8.95%	8.95%	8.95%	10.34%

Fixed rate debt (2)	$4,547	$2,293	$753	$820	$4,796	$5,918	$19,127

Weighted average
interest rate (2)	7.07%	6.99%	6.89%	6.89%	6.85%	6.80%	6.91%

Exchange-traded futures contracts:
Copper:
Total cost of contracts	$931						$931

Weighted average cost per pound	$3.10						$3.10

Natural gas:
Total cost of contracts	$2,278						$2,278

Weighted average cost per MMBtu	$7.59						$7.59

(1) Interest rate is based on the aggregate amount of debt outstanding as of December 31, 2006. On the Working Capital Revolver Loan, the interest rate is based on the lender's prime rate plus .75% per annum, or at our option, LIBOR plus 2% per annum.

(2) The fixed rate debt and weighted average interest rate are based on the aggregate amount of debt outstanding as of December 31, 2006.

The following table shows the estimated fair value and carrying value of our borrowings at:

December 31, 2006	December 31, 2005
Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
(In thousands)
Variable Rate:
Senior Secured Loan (1)	$53,774	$50,000	$48,695	$50,000
Bank debt and equipment financing	28,565	28,565	35,197	35,197

Fixed Rate:
Bank debt and equipment financing	14,853	15,127	13,574	13,627
7% Convertible Senior Subordinated Notes (2)	6,543	4,000	-	-
Senior Unsecured Notes due 2007 (3)	-	-	6,118	13,300
	$103,735	$97,692	$103,584	$112,124

(1) The Senior Secured Loan has a variable interest rate not to exceed 11% or 11.5% depending on ThermaClime’s leverage ratio.

(2) The estimated fair value is based on the conversion rate and market price of our common stock at December 31, 2006.

(3) At December 31, 2005, the estimated fair value was based on market quotations; however, there had been a low volume of trading activity. In 2006, we purchased the $13.3 million of these notes at carrying value.

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

It is our goal to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management. Based on our most recent evaluation, which was completed as of the end of the period covered by this Annual report on Form 10-K, we have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Although during the evaluation we noted several significant deficiencies in our disclosure controls and procedures, our disclosure controls and procedures are effective as of December 31, 2006.

There were no changes to our internal control over financial reporting during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

•	our Climate Control Business has developed leadership positions in niche markets by offering extensive product lines, customized products and improved technologies,
•	we have developed the most extensive line of water source heat pumps and hydronic fan coils in the United States,
•	we have used geothermal technology in the climate control industry to create the most energy efficient climate control systems commercially available today,
•	we are a leading provider of geothermal and water source heat pumps to the commercial construction and renovation markets in the United States,
•
the market for commercial water source heat pumps will continue to grow due to the relative efficiency and long life of such systems as compared to other air conditioning and heating systems, as well as to the emergence of the replacement market for those systems,

•	we are the largest domestic merchant marketer of concentrated and blended nitric acids,
•	the longer life, lower cost to operate, and relatively short payback periods of geothermal systems, as compared with air-to-air systems, will continue to increase demand for our geothermal products,
•	our Climate Control Business is a leading provider of hydronic fan coils,
•	the amount of capital expenditures relating to the Climate Control Business and related increase in our capacity to produce and distribute Climate Control products,
•	obtaining raw materials for our Climate Control Business,
•
the majority of raw material cost increases, if any, will be passed to our customers in the form of higher prices as product price increases are implemented and take effect and while we believe we will have sufficient materials, a shortage of raw materials could impact production of our Climate Control products,

•	our Climate Control Business manufactures a broader line of geothermal and water source heat pump and fan coil products than any other manufacturer in the United States,
•	we are competitive as to price, service, warranty and product performance in our Climate Control Business,
•	our Climate Control Business will continue to launch new products and product upgrades in an effort to maintain and increase our current market position and to establish a presence in new markets,
•	shipping substantially all of our backlog at December 31, 2006 within twelve months,
•	utilizing additional space at other facilities for distribution purposes for the Climate Control Business,
•	the prospects for these new product lines in the Climate Control Business are improving and that these products will contribute favorably in the future,

•
increasing the sales and operating margins of all products, developing and introducing new and energy efficient products, and increasing production to meet customer demand in the Climate Control Business,

•
our performance has been and will continue to be dependent upon the efforts of our principal executive officers and our future success will depend in large part on our continued ability to attract and retain highly skilled and qualified personnel,

•	our net loss carryovers may be used to reduce the federal income tax payments which we would otherwise be required to make with respect to income, if any, generated in future years,
•	retain most of our future earnings, if any, to provide funds for our operations and/or expansion of our businesses, paying dividends on our common stock,
•	the concentration relating to receivable accounts of ten customers at December 31, 2006 does not represent a significant credit risk due to the financial stability of these customers,
•	the "E-2" brand ammonium nitrate fertilizer is recognized as a premium product within our primary market,
•	the agricultural products are the only seasonal products,
•	competition within the Chemical Business is primarily based on service, price, location of production and distribution sites, and product quality and performance,
•	the ADEQ allowing EDC to directly discharge its wastewater into the creek,
•	the ADEQ issuing the wastewater permit modification during the third quarter of 2007,
•	EDC using the City’s sewer discharge system is a feasible option,
•	the joint pipeline group and opposing residents will appeal the final permit,
•	the amount of and ability to obtain financing for discharging the wasterwater at El Dorado,
•	the amount of additional expenditures relating to the Air CAO,
•	the amount of costs under the proposal submitted to the KDHE will be substantially less than the cost of the soil excavation,
•
our Chemical Business to focus on growing our non-seasonal industrial customer base with the emphasis on customers that accept the risk inherent with raw material costs, while maintaining a strong presence in the seasonal agricultural sector,

•	obtaining our requirements for raw materials in 2007,
•	the amount of committed capital expenditures for 2007,
•	liquidity and availability of funds,
•	anticipated financial performance,
•	adequate resources to meet our obligations as they come due,
•	ability to make planned capital improvements,
•
new and proposed requirements to place additional security controls over ammonium nitrate and other nitrogen fertilizers will not materially affect the viability of ammonium nitrate as a valued product,

•	under the terms of an agreement with a supplier, EDC purchasing a majority of its anhydrous ammonia requirements through December 31, 2008,
•	ability to obtain anhydrous ammonia from other sources in the event of an interruption of service under our existing purchase agreement,
•	meeting all required covenant tests for all quarters and the year ending in 2007,
•
our primary efforts to improve the results of our Chemical Business include securing increased non-seasonal sales volumes with an emphasis on customers that will accept the commodity risk with natural gas and anhydrous ammonia, and

•
environmental and health laws and enforcement policies thereunder could result, in compliance expenses, cleanup costs, penalties or other liabilities relating to the handling, manufacture, use, emission, discharge or disposal of pollutants or other substances at or from our facilities or the use or disposal of certain of its chemical products.

While we believe the expectations reflected in such Forward-Looking Statements are reasonable, we can give no assurance such expectations will prove to have been correct. There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to,

•	decline in general economic conditions, both domestic and foreign,
•	material reduction in revenues,
•	material increase in interest rates,
•	ability to collect in a timely manner a material amount of receivables,
•	increased competitive pressures,
•	changes in federal, state and local laws and regulations, especially environmental regulations, or in interpretation of such, pending,
•	additional releases (particularly air emissions) into the environment,
•	material increases in equipment, maintenance, operating or labor costs not presently anticipated by us,
•	the requirement to use internally generated funds for purposes not presently anticipated,
•	the inability to secure additional financing for planned capital expenditures,
•	the cost for the purchase of anhydrous ammonia and natural gas,
•	changes in competition,
•	the loss of any significant customer,
•	changes in operating strategy or development plans,
•	inability to fund the working capital and expansion of our businesses,
•	adverse results in any of our pending litigation,
•	inability to obtain necessary raw materials,
•	other factors described in "Management's Discussion and Analysis of Financial Condition and Results of Operation" contained in this report, and
•	other factors described in “Risk Factors”.

 Given these uncertainties, all parties are cautioned not to place undue reliance on such Forward-Looking Statements. We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the Forward-Looking Statements contained herein to reflect future events or developments.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required under this item with respect to Directors is incorporated by reference from the definitive proxy statement (the “Proxy Statement”) which we intend to file with the SEC on or before April 30, 2007, in connection with our 2007 annual meeting of stockholders.

Information required under this Item with respect to our Executive Officers is included in Item 4A of Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

Information required under this item is incorporated by reference from the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required under this item is incorporated by reference from the Proxy Statement.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required under this item is incorporated by reference from the Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required under this item is incorporated by reference from the Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

The following consolidated financial statements of the Company appear immediately following this Part IV:

Pages

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets at December 31, 2006 and 2005	F-3 to F-4

Consolidated Statements of Income for each of the three years in the period ended December 31, 2006	F-5

Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 2006	F-6

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2006	F-7 to F-8

Notes to Consolidated Financial Statements	F-9 to F-60

Quarterly Financial Data (Unaudited)	F-61 to F-63

(a) (2) Financial Statement Schedules

The Company has included the following schedules in this report:

I - Condensed Financial Information of Registrant                                                               F-64 to F-67

II - Valuation and Qualifying Accounts                                                                      F-68 to F-69

We have omitted all other schedules because the conditions requiring their filing do not exist or because the required information appears in our Consolidated Financial Statements, including the notes to those statements.

(a)(3) Exhibits

3.1	Restated Certificate of Incorporation, filed September 2, 1987.

3.2	Certificate of Designations, filed February 21, 1989.

3.3	Certificate of Elimination, filed May 13, 1993.

3.4	Certificate of Designations, filed May 21, 1993.

3.5	Certificate of Amendment, filed September 3, 1993.

3.6	Certificate of Change of Registered Agent, filed November 24, 1998.

3.7	Certificate of Designations, filed February 5, 1999.

3.8	Certificate of Elimination, filed April 16, 1999.

3.9	Certificate of Designations, filed November 15, 2001.

3.10	Certificate of Amendment to Certificate of Designations of the $3.25 Convertible Exchangeable Class C Preferred Stock, Series 2, filed March 6, 2007.

3.11	Bylaws, as amended, which the Company hereby incorporates by reference from Exhibit 3(ii) to the Company's Form 10-Q for the quarter ended June 30, 1998. See SEC file number 001-07677

4.1
Specimen Certificate for the Company's Non-cumulative Preferred Stock, having a par value of $100 per share which the Company incorporates by reference from Exhibit 4.1 to the company’s Form 10-K for the fiscal year ended December 31, 2005.

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

4.8
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

4.9
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

4.10
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

4.11
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

4.12
Waiver and Consent, dated March 25, 2004 to the Loan and Security Agreement, dated as of April 13, 2001 (as amended to date), by and among LSB Industries, Inc., ThermaClime, Inc., and certain subsidiaries of ThermaClime, Inc. and Wells Fargo Foothill, Inc. which the Company hereby incorporates by reference from Exhibit 4.16 to the Company’s Form 10-K for the fiscal year ended December 31, 2004.

4.13
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

4.14
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

4.15
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

4.16
Ninth amendment to Loan and Security Agreement, dated February 22, 2006, between LSB Industries, Inc., ThermaClime, Inc., the subsidiaries of ThermaClime, Inc. that are signatories thereto, and Wells Fargo Foothill, Inc., as arranger and administrative agent for various lenders which the Company hereby incorporates by reference from Exhibit 4.20 to the Company’s Form 10-K for the year ended December 31, 2005.

4.17
Wells Fargo Foothill consent, dated May 5, 2006 to the redemption of the Senior Notes by ThermaClime which the Company hereby incorporates by reference from Exhibit 4.1 to the Company’s Form 10-Q for the fiscal quarter ended June 30, 2006.

4.18
Tenth amendment to Loan and Security Agreement, dated March 21, 2007, between LSB Industries, Inc., ThermaClime, Inc., the subsidiaries of ThermaClime, Inc. that are signatories thereto, and Wells Fargo Foothill, Inc., as arranger and administrative agent for various lenders.

4.19
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

4.20
First Amendment, dated February 18, 2005 to Loan Agreement, dated as of September 15, 2004, among ThermaClime, Inc., and certain subsidiaries of ThermaClime, Cherokee Nitrogen Holdings, Inc., and Orix Capital Markets, L.L.C. which the Company hereby incorporates by reference from Exhibit 4.21 to the Company’s Form 10-K for the year ended December 31, 2004.

4.21
Waiver and Consent, dated as of January 1, 2006 to the Loan Agreement dated as of September 15, 2004 among ThermaClime, Inc., and certain subsidiaries of ThermaClime, Inc., Cherokee Nitrogen Holdings, Inc., Orix Capital Markets, L.L.C. and LSB Industries, Inc. which the Company hereby incorporates by reference from Exhibit 4.23 to the Company’s Form 10-K for the year ended December 31, 2005.

4.22
Consent of Orix Capital Markets, LLC and the Lenders of the Senior Credit Agreement, dated May 12, 2006, to the interest rate of a loan between LSB and ThermaClime and the utilization of the loan proceeds by ThermaClime and the waiver of related covenants which the Company hereby incorporates by reference from Exhibit 4.2 to the Company’s Form 10-Q for the fiscal quarter ended June 30, 2006.

4.23	Indenture, dated March 3, 2006, by and among the Company and UMB Bank, which the Company hereby incorporates by reference from Exhibit 99.2 to the Company’s Form 8-K, dated March 14, 2006.

4.24	Certificate of 7% Senior Subordinated Convertible Debentures which the Company hereby incorporates by reference from Exhibit 4.1 to the Company’s Form 8-K, dated March 14, 2006.

10.1
Limited Partnership Agreement dated as of May 4, 1995 between the general partner, and LSB Holdings, Inc., an Oklahoma Corporation, as limited partner which the Company hereby incorporates by reference from Exhibit 10.11 to the Company's Form 10-K for the fiscal year ended December 31, 1995. See SEC file number 001-07677.

10.2
Form of Death Benefit Plan Agreement between the Company and the employees covered under the plan, which the Company incorporates by reference from Exhibit 10.2 to the company’s Form 10-K for the fiscal year ended December 31, 2005.

10.3
The Company's 1993 Stock Option and Incentive Plan, which the Company incorporates by reference, which the Company incorporates by reference from Exhibit 10.3 to the company’s Form 10-K for the fiscal year ended December 31, 2005.

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

10.12
Nonqualified Stock Option Agreement, dated July 8, 1999 between the Company and Jack E. Golsen, which the Company hereby incorporates by reference from Exhibit 10.58 to the Company's Form 10-K/A Amendment No.1 for the fiscal year ended December 31, 2002. Substantially similar nonqualified stock options were granted to Barry H. Golsen (55,000 shares), Stephen J. Golsen (35,000 shares), David R. Goss (35,000 shares), Tony M. Shelby (35,000 shares), David M. Shear (35,000 shares), Jim D. Jones (35,000 shares), and four other employees (130,000 shares), copies of which will be provided to the Commission upon request.

10.13
Severance Agreement, dated January 17, 1989 between the Company and Jack E. Golsen which the Company hereby incorporates by reference from Exhibit 10.13 to the Company’s Form 10-K for the year ended December 31, 2005.The Company also entered into identical agreements with Tony M. Shelby, David R. Goss, Barry H. Golsen, David M. Shear, and Jim D. Jones and the Company will provide copies thereof to the Commission upon request.

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

10.30
Asset Purchase Agreement, dated October 22, 2001 between Orica USA, Inc. and El Dorado Chemical Company and Northwest Financial Corporation, which the Company hereby incorporates by reference from Exhibit 99.1 to the Company's Form 8-K dated December 28, 2001. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF COMMISSION ORDER CF 12179, DATED MAY 24, 2006, GRANTING A REQUEST FOR CONFIDENTIAL TREATMENT UNDER THE FREEDOM OF INFORMATION ACT AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.

10.31
AN Supply Agreement, dated November 1, 2001 between Orica USA, Inc. and El Dorado Company, which the Company hereby incorporates by reference from Exhibit 99.2 to the Company's Form 8-K dated December 28, 2001. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF COMMISSION ORDER CF 12179, DATED MAY 24, 2006, GRANTING A REQUEST FOR CONFIDENTIAL TREATMENT UNDER THE FREEDOM OF INFORMATION ACT AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.

10.32
Second Amendment to AN Supply Agreement, executed August 24, 2006, to be effective as of January 1, 2006, between Orica USA, Inc. and El Dorado Company which the Company hereby incorporates by reference from Exhibit 10.1 to the Company’s Form 10-Q for the fiscal quarter ended September 30, 2006. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT. THE OMITTED INFORMATION HAS BEEN FILED SEPARATELY WITH THE SECRETARY OF THE SECURITIES AND EXCHANGE COMMISSION FOR PURPOSES OF SUCH REQUEST.

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

10.39
First Amendment to Anhydrous Ammonia Sales Agreement, dated effective August 29, 2005, between Koch Nitrogen Company and El Dorado Chemical Company, which the Company hereby incorporates by reference from Exhibit 10.42 to the Company's Form 10-K for the fiscal year ended December 31, 2005, filed March 31, 2006. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT. THE OMITTED INFORMATION HAS BEEN FILED SEPARATELY WITH THE SECRETARY OF THE SECURITIES AND EXCHANGE COMMISSION FOR PURPOSES OF SUCH REQUEST.

10.40
Purchase Confirmation, dated July 1, 2006, between Koch Nitrogen Company and Cherokee Nitrogen Company. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT. THE OMITTED INFORMATION HAS BEEN FILED SEPARATELY WITH THE SECRETARY OF THE SECURITIES AND EXCHANGE COMMISSION FOR PURPOSES OF SUCH REQUEST.

10.41
Second Amendment to Anhydrous Ammonia Sales Agreement, dated November 3, 2006, between Koch Nitrogen Company and El Dorado Chemical Company. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT. THE OMITTED INFORMATION HAS BEEN FILED SEPARATELY WITH THE SECRETARY OF THE SECURITIES AND EXCHANGE COMMISSION FOR PURPOSES OF SUCH REQUEST.

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

10.45
Agreement, dated November 10, 2006 by and among LSB Industries, Inc., Kent C. McCarthy, Jayhawk Capital Management, L.L.C., Jayhawk Institutional Partners, L.P. and Jayhawk Investments, L.P., which the Company hereby incorporates by reference from Exhibit 99d1 to the Company’s Schedule TO-I, filed February 9, 2007.

10.46
Second Amendment and Extension of Stock Purchase Option, effective July 1, 2004, between LSB Holdings, Inc., an Oklahoma corporation and Dr. Hauri AG, a Swiss corporation, which the Company hereby incorporates by reference from Exhibit 10.1 to the Company’s Form 10-Q for the fiscal quarter ended September 30, 2004.

10.47
Debt Forgiveness Agreement, effective July 1, 2004, by and between Companie Financiere du Taraois, a French corporation and LSB Holding, Inc., an Oklahoma corporation which the Company hereby incorporates by reference from Exhibit 10.2 to the Company’s Form 10-Q for the fiscal quarter ended September 30, 2004.

10.48
Purchase Agreement, dated March 3, 2006, by and among the Company and the investors identified on the Schedule of Purchasers which the Company hereby incorporates by reference from Exhibit 99.1 to the Company’s Form 8-K, dated March 14, 2006.

10.49
Registration Rights Agreement, dated March 3, 2006, by and among the Company and the Purchasers set fourth in the signature pages which the Company hereby incorporates by reference from Exhibit 99.3 to the Company’s Form 8-K, dated March 14, 2006.

10.50
Exchange Agreement, dated October 6, 2006, between LSB Industries, Inc., Paul Denby, Trustee of the Paul Denby Revocable Trust, U.A.D. 10/12/93, The Paul J. Denby IRA, Denby Enterprises, Inc., Tracy Denby, and Paul Denby which the Company hereby incorporates by reference from Exhibit 10.2 to the Company’s Form 10-Q for the fiscal quarter ended September 30, 2006. Substantially similar Exchange Agreements (each having the same exchange rate) were entered with the following individuals or entities on the dates indicated for the exchange of the number of shares of LSB’s $3.25 Convertible Exchangeable Class C Preferred Stock, Series 2 (the “Series 2 Preferred”) noted: October 6, 2006 - James W. Sight (35,428 shares of Series 2 Preferred), Paul Denby, Trustee of the Paul Denby Revocable Trust, U.A.D. 10/12/93 (25,000 shares of Series 2 Preferred), The Paul J. Denby IRA (11,000 shares of Series 2 Preferred), Denby Enterprises, Inc. (4,000 shares of Series 2 Preferred), Tracy Denby (1,000 shares of Series 2 Preferred); October 12, 2006 - Harold Seidel (10,000 shares of Series 2 Preferred); October 11, 2006 -Brent Cohen (4,000 shares of Series 2 Preferred), Brian J. Denby and Mary Denby (1,200 shares of Series 2 Preferred), Brian J. Denby, Trustee, Money Purchase Pension Plan (5,200 shares of Series 2 Preferred), Brian Denby, Inc. Profit Sharing Plan (600 shares of Series 2 Preferred); October 25, 2006 - William M. and Laurie Stern ( 400 shares of Series 2 Preferred), William M. Stern Revocable Living Trust, UTD July 9, 1992 (1,570 shares of Series 2 Preferred), the William M. Stern IRA (2,000 shares of Series 2 Preferred), and William M. Stern, Custodian for David Stern (1,300 shares of Series 2 Preferred), John Cregan (500 shares of Series 2 Preferred), and Frances Berger (1,350 shares of Series 2 Preferred). Copies of the foregoing Exchange Agreements will be provided to the Commission upon request.

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

LSB INDUSTRIES, INC.

Dated:	By:	/s/ Jack E. Golsen
March 26, 2007		Jack E. Golsen Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Dated:	By:	/s/ Tony M. Shelby
March 26, 2007		Tony M. Shelby Executive Vice President of Finance and Chief Financial Officer (Principal Financial Officer)

Dated:	By:	/s/ Jim D. Jones
March 26, 2007		Jim D. Jones Senior Vice President, Corporate Controller and Treasurer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:	By: /s/ Jack E. Golsen
March 23, 2007	Jack E. Golsen, Director

Dated:	By: /s/ Tony M. Shelby
March 23, 2007	Tony M. Shelby, Director

Dated:	By: /s/ David R. Goss
March 23, 2007	David R. Goss, Director

Dated:	By: /s/ Barry H. Golsen
March 23, 2007	Barry H. Golsen, Director

Dated:	By: /s/ Robert C. Brown MD
March 23, 2007	Robert C. Brown MD, Director

Dated:	By: /s/ Bernard G. Ille
March 23, 2007	Bernard G. Ille, Director

Dated:	By: /s/ Raymond B. Ackerman
March 23, 2007	Raymond B. Ackerman, Director

Dated:	By: /s/ Horace G. Rhodes
March 23, 2007	Horace G. Rhodes, Director

Dated:	By: /s/ Donald W. Munson
March 23, 2007	Donald W. Munson, Director

Dated:	By: /s/ Charles A. Burtch
March 23, 2007	Charles A. Burtch, Director

Dated:	By: /s/ John A. Shelley
March 23, 2007	John A. Shelley, Director

Dated:	By: /s/ Grant J. Donovan
March 23, 2007	Grant J. Donovan, Director

Dated:	By: /s/ N. Allen Ford
March 23, 2007	N. Allen Ford, Director

LSB Industries, Inc.

Consolidated Financial Statements
for Inclusion in Form 10-K
Years ended December 31, 2006, 2005 and 2004

Report of Independent Registered
Public Accounting Firm

The Board of Directors and Stockholders of LSB Industries, Inc.

We have audited the accompanying consolidated balance sheets of LSB Industries, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LSB Industries, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

ERNST & YOUNG LLP

Oklahoma City, Oklahoma
March 23, 2007

LSB Industries, Inc.

Consolidated Balance Sheets

December 31,
2006	2005
(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$2,255	$4,653
Restricted cash	2,479	177
Accounts receivable, net	67,571	49,437
Inventories	45,449	37,271
Supplies, prepaid items and other:
Prepaid insurance	3,443	3,453
Precious metals	6,406	4,987
Supplies	3,424	3,050
Other	1,468	1,382
Total supplies, prepaid items and other	14,741	12,872
Total current assets	132,495	104,410

Property, plant and equipment, net	76,404	74,082

Other assets:
Noncurrent restricted cash	1,202	-
Debt issuance and other debt-related costs, net	2,221	2,573
Investment in affiliate	3,314	3,368
Goodwill	1,724	1,724
Other, net	2,567	2,806
Total other assets	11,028	10,471
	$219,927	$188,963

(Continued on following page)

LSB Industries, Inc.

Consolidated Balance Sheets (continued)
December 31,
2006	2005
(In Thousands)
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$42,870	$31,687
Short-term financing and drafts payable	2,986	2,790
Accrued and other liabilities	27,806	23,219
Current portion of long-term debt	11,579	7,088
Total current liabilities	85,241	64,784

Long-term debt	86,113	105,036

Noncurrent accrued and other liabilities	5,929	5,687

Commitments and contingencies (Note 13)

Stockholders' equity:
Series B 12% cumulative, convertible preferred stock, $100 par value; 20,000 shares issued and outstanding; aggregate liquidation preference of $3,650,400 in 2006 ($3,440,000 in 2005)	2,000	2,000
Series 2 $3.25 convertible, exchangeable Class C preferred stock, $50 stated value; 517,402 shares issued (623,550 in 2005); aggregate liquidation preference of $37,836,070 in 2006 ($43,963,406 in 2005)	25,870	31,177
Series D 6% cumulative, convertible Class C preferred stock, no par value; 1,000,000 shares issued; aggregate liquidation preference of $1,300,000 in 2006 ($1,240,000 in 2005)	1,000	1,000
Common stock, $.10 par value; 75,000,000 shares authorized, 20,215,339 shares issued (17,082,265 in 2005)	2,022	1,708
Capital in excess of par value	79,838	57,547
Accumulated other comprehensive loss	(701)	(990)
Accumulated deficit	(48,952)	(61,738)
	61,077	30,704
Less treasury stock, at cost:
Series 2 preferred, 18,300 shares	797	797
Common stock, 3,447,754 shares (3,321,607 in 2005)	17,636	16,451
Total stockholders' equity	42,644	13,456
	$219,927	$188,963

See accompanying notes.

LSB Industries, Inc.

Consolidated Statements of Income

Year ended December 31,
2006	2005	2004
(In Thousands, Except Per Share Amounts)
Net sales	$491,952	$397,115	$363,984
Cost of sales	400,675	330,237	310,201
Gross profit	91,277	66,878	53,783

Selling, general and administrative expense	64,134	53,453	49,891
Provisions for losses on accounts receivable	426	810	211
Other expense	722	332	1,111
Other income	(1,559)	(2,682)	(674)
Operating income	27,554	14,965	3,244

Interest expense	11,915	11,407	7,393
Provision for loss on notes receivable	-	-	1,447
Gains on extinguishment of debt	-	-	(4,400)
Non-operating other income, net	(624)	(1,561)	(2,434)
Income from continuing operations before provision for income taxes, equity in earnings of affiliate and cumulative effect of accounting change	16,263	5,119	1,238
Provision for income taxes	901	118	-
Equity in earnings of affiliate	(821)	(745)	(668)
Income from continuing operations before cumulative effect of accounting change	16,183	5,746	1,906

Net loss from discontinued operations	253	644	-
Cumulative effect of accounting change	-	-	536
Net income	15,930	5,102	1,370

Dividend requirements and stock dividend on preferred stock	2,630	2,283	2,322
Net income (loss) applicable to common stock	$13,300	$2,819	$(952)

Income (loss) per common share:
Basic:
Income (loss) from continuing operations before cumulative effect of accounting change	$.95	$.26	$(.03)
Net loss from discontinued operations	(.02)	(.05)	-
Cumulative effect of accounting change	-	-	(.04)
Net income (loss)	$.93	$.21	$(.07)

Diluted:
Income (loss) from continuing operations before cumulative effect of accounting change	$.79	$.23	$(.03)
Net loss from discontinued operations	(.01)	(.04)	-
Cumulative effect of accounting change	-	-	(.04)
Net income (loss)	$.78	$.19	$(.07)

See accompanying notes.

LSB Industries, Inc.

Consolidated Statements of Stockholders' Equity

Common Stock Shares	Non- Redeemable Preferred Stock	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock - Preferred	Treasury Stock - Common	Total
(In Thousands)
Balance at December 31, 2003	15,820	$34,427	$1,582	$56,223	$(1,570)	$(68,210)	$(200)	$(16,068)	$6,184

Net income						1,370			1,370
Amortization of cash flow hedge					290				290
Total comprehensive income									1,660
Exercise of stock options	579		58	1,145				(383)	820
Acquisition of 5,000 shares of non-redeemable preferred stock		(250)		(21)					(271)
Conversion of 57 shares of redeemable preferred stock to common stock	2			5					5
Balance at December 31, 2004	16,401	34,177	1,640	57,352	(1,280)	(66,840)	(200)	(16,451)	8,398

Net income						5,102			5,102
Amortization of cash flow hedge					290				290
Total comprehensive income									5,392
Exercise of stock warrants	586		59	(59)					-
Exercise of stock options	89		8	240					248
Acquisition of 13,300 shares of non-redeemable preferred stock							(597)		(597)
Conversion of 156 shares of redeemable preferred stock to common stock	6		1	14					15
Balance at December 31, 2005	17,082	34,177	1,708	57,547	(990)	(61,738)	(797)	(16,451)	13,456

Net income						15,930			15,930
Amortization of cash flow hedge					289				289
Total comprehensive income									16,219
Dividends paid on preferred stock						(262)			(262)
Conversion of debentures to common stock	1,977		198	12,812					13,010
Exercise of stock options	374		38	1,445				(1,185)	298
Exchange of 104,548 shares of non-redeemable preferred stock for 773,655 shares of common stock	774	(5,227)	77	8,032		(2,882)			-
Acquisition of 1,600 shares of non-redeemable preferred stock		(80)		(15)					(95)
Conversion of 188 shares of redeemable preferred stock to common stock	8		1	17					18
Balance at December 31, 2006	20,215	$28,870	$2,022	$79,838	$(701)	$(48,952)	$(797)	$(17,636)	$42,644

See accompanying notes.

LSB Industries, Inc.

Consolidated Statements of Cash Flows

Year ended December 31,
2006	2005	2004
(In Thousands)
Cash flows from continuing operating activities
Net income	$15,930	$5,102	$1,370
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Net loss from discontinued operations	253	644	-
Cumulative effect of accounting change	-	-	536
Gains on extinguishment of debt	-	-	(4,400)
Gains on sales of property and equipment	(12)	(714)	(340)
Gains on property insurance recoveries	-	(1,618)	-
Depreciation of property, plant and equipment	11,381	10,875	10,194
Amortization	1,168	1,151	1,101
Provisions for losses on accounts receivable	426	810	211
Provisions for (realization and reversal of) losses on inventory	(711)	239	548
Provision for loss on notes receivable	-	-	1,447
Provisions for impairment on long-lived assets	286	237	737
Provision for (realization and reversal of) losses on firm sales commitments	328	-	(106)
Net loss of variable interest entity	-	-	575
Other	98	(36)	121
Cash provided (used) by changes in assets and liabilities (net of effects of discontinued operations):
Accounts receivable	(18,066)	(8,664)	(6,554)
Inventories	(7,287)	(8,888)	(1,763)
Other supplies and prepaid items	(1,871)	798	(1,447)
Accounts payable	11,183	3,990	5,688
Customer deposits	1,011	(1,494)	(1,155)
Deferred rent expense	122	6,047	(4,704)
Other current and noncurrent liabilities	3,453	2,496	(959)
Net cash provided by continuing operating activities	17,692	10,975	1,100

Cash flows from continuing investing activities
Capital expenditures	(14,701)	(15,315)	(9,600)
Proceeds from property insurance recoveries	-	2,888	-
Proceeds from sales of property and equipment	147	2,355	262
Deposits of current and noncurrent restricted cash	(3,504)	(19)	(158)
Other assets	(363)	(483)	(530)
Net cash used by continuing investing activities	(18,421)	(10,574)	(10,026)

(Continued on following page)

LSB Industries, Inc.

Consolidated Statements of Cash Flows (continued)

Year ended December 31,
2006	2005	2004
(In Thousands)
Cash flows from continuing financing activities
Proceeds from revolving debt facilities	$460,335	$363,671	$330,680
Payments on revolving debt facilities, including fees	(466,445)	(359,451)	(327,103)
Proceeds from 7% convertible debentures, net of fees	16,520	-	-
Proceeds from Senior Secured Loan, net of fees	-	-	47,708
Payments on Financing Agreement	-	-	(38,531)
Acquisition of 10 3/4% Senior Unsecured Notes	(13,300)	-	(5,000)
Proceeds from other long-term debt, net of fees	8,218	3,584	2,666
Payments on other long-term debt	(6,853)	(3,267)	(4,886)
Proceeds from short-term financing and drafts payable	3,984	5,061	5,774
Payments on short-term financing and drafts payable	(3,788)	(5,978)	(5,100)
Proceeds from exercise of stock options	298	248	820
Dividends paid on preferred stock	(262)	-	-
Acquisition of non-redeemable preferred stock	(95)	(597)	(271)
Net cash provided (used) by continuing financing activities	(1,388)	3,271	6,757

Cash flows of discontinued operations:
Operating cash flows	(281)	(39)	-
Net increase (decrease) in cash and cash equivalents	(2,398)	3,633	(2,169)

Cash and cash equivalents at beginning of year	4,653	1,020	3,189
Cash and cash equivalents at end of year	$2,255	$4,653	$1,020

Supplemental cash flow information:
Cash payments for:
Interest on long-term debt and other	$11,084	$10,291	$6,294
Income taxes, net of refunds	$445	$-	$-

Noncash investing and financing activities:
Receivable from sale of property and equipment	$182	$-	$202
Debt issuance costs	$1,546	$-	$2,315
Mark-to-market provision on interest rate caps	$(44)	$(162)	$-
Long-term and other debt issued for property, plant and equipment	$149	$1,036	$-
Debt issuance costs associated with 7% convertible debentures converted to common stock	$998	$-	$-
7% convertible debentures converted to common stock	$14,000	$-	$-
Series 2 preferred stock converted to common stock of which $2,882,000 was charged to accumulated deficit	$8,109	$-	$-

See accompanying notes.

LSB Industries, Inc.

Notes to Consolidated Financial Statements

1. Basis of Presentation

The accompanying consolidated financial statements include the accounts of LSB Industries, Inc. (the "Company", "We", "Us", or "Our") and its subsidiaries. We are a manufacturing, marketing and engineering company which is primarily engaged, through our wholly-owned subsidiary ThermaClime, Inc. (“ThermaClime”) and its subsidiaries, in the manufacture and sale of geothermal and water source heat pumps and air handling products (the "Climate Control Business") and the manufacture and sale of chemical products (the "Chemical Business"). The Company and ThermaClime are holding companies with no significant assets or operations other than our investments in our subsidiaries. Entities that are 20% to 50% owned and for which we have significant influence are accounted for on the equity method. All material intercompany accounts and transactions have been eliminated.

Based on internal reviews of our accounting policies and financial presentation, we have made classification changes relating to outstanding checks in excess of our zero-balance cash disbursement accounts, extended warranty contracts, and warranty expense. At December 31, 2005, we had outstanding checks in excess of our zero-balance cash disbursement accounts of $3,740,000 included in long-term debt since these accounts are primarily funded by our Working Capital Revolver Loan due 2009. In addition, we had deferred revenue relating to sales of extended warranty contracts of $1,441,000 included in accrued warranty costs of $2,302,000 at December 31, 2005. In 2006, we have reclassified the 2005 balance relating to the outstanding checks in excess of our zero-balance cash disbursement accounts as current portion of long-term debt and have reclassified the 2005 balance relating to deferred revenue as deferred revenue on extended warranty contracts. These reclassifications increased current portion of long-term debt and decreased long-term debt by $3,740,000 in our 2005 consolidated balance sheet (the deferred revenue reclassification did not affect our balance for current or noncurrent liabilities).

In addition, for 2005 and 2004, revenue recognized relating to extended warranty contracts of $393,000 and $376,000, respectively, was classified as reductions of selling, general and administrative expense (“SG&A”) and warranty costs of $414,000 and $296,000, respectively, were classified as cost of sales by one of our subsidiaries. In 2006, we have reclassified revenue recognized relating to extended warranty contacts as net sales and warranty costs as SG&A. The effect of these classification changes on our consolidated statement of income for 2005 and 2004 was an increase in net sales, a decrease in cost of sales, an increase in gross profit, and an increase in SG&A. The net result did not affect operating or net income. These classification changes did not affect our consolidated statements of cash flows for 2005 and 2004.

2. Summary of Significant Accounting Policies

Use of Estimates - The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents - Short-term investments, which consist of highly liquid investments with original maturities of three months or less, are considered cash equivalents. We primarily utilize a cash management system with a series of separate accounts consisting of several “zero-balance” disbursement accounts for funding of payroll and accounts payable. As a result of our cash management system, checks issued, but not presented to the banks for payment, may create negative book cash balances. These negative book cash balances are included in current portion of long-term debt since these accounts are funded primarily by our Working Capital Revolver Loan. Outstanding checks in excess of related book cash balances were $5,849,000 and $3,740,000 at December 31, 2006 and 2005, respectively.

Current and Noncurrent Restricted Cash - At December 31, 2006, we had restricted cash totaling $3,681,000 of which $1,202,000 is classified as noncurrent since it is to be used for capital expenditures in the Climate Control Business. A portion of the current restricted cash was released in January 2007 and used for working capital while the remaining balance is to fund an unrealized loss on exchange-traded futures contracts.

Accounts Receivable and Credit Risk - Sales to contractors and independent sales representatives are generally subject to a mechanic’s lien in the Climate Control Business. Other sales are generally unsecured. Credit is extended to customers based on an evaluation of the customer's financial condition and other factors. Credit losses are provided for in the consolidated financial statements based on historical experience and periodic assessment of outstanding accounts receivable, particularly those accounts which are past due (determined based upon how recently payments have been received). Our periodic assessment of accounts and credit loss provisions are based on our best estimate of amounts that are not recoverable.

Inventories - Inventories are priced at the lower of cost or market, with cost being determined using the first-in, first-out basis. Finished goods and work-in-process inventories include material, labor, and manufacturing overhead costs. At December 31, 2006 and 2005, we had inventory reserves for certain slow-moving inventory items (primarily Climate Control products) and inventory reserves for certain nitrogen-based inventories provided by our Chemical Business because cost exceeded the net realizable value.

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

Property, Plant and Equipment - Property, plant and equipment are carried at cost. For financial reporting purposes, depreciation is primarily computed using the straight-line method over the estimated useful lives of the assets. Leases meeting capital lease criteria have been capitalized and included in property, plant and equipment. Amortization of assets under capital

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

leases is included in depreciation expense. No provision for depreciation is made on construction in progress or capital spare parts until such time as the relevant assets are put into service. Maintenance, repairs and minor renewals are charged to operations while major renewals and improvements are capitalized in property, plant and equipment.

Impairment of Long-Lived Assets - Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If assets to be held and used are considered to be impaired, the impairment to be recognized is the amount by which the carrying amounts of the assets exceed the fair values of the assets as measured by the present value of future net cash flows expected to be generated by the assets or their appraised value. Assets to be disposed of are reported at the lower of the carrying amounts of the assets or fair values less costs to sell. At December 31, 2006, we had no long-lived assets that met the criteria presented in Statement of Financial Accounting Standards (“SFAS”) 144 to be classified as assets held for sale.

We have obtained estimates from external sources and made internal estimates based on inquiry and other techniques of the fair values of certain capital spare parts and idle assets in our Chemical Business and certain non-core equipment included in our Corporate assets in order to determine recoverability of the carrying amounts of such assets.

Debt Issuance and Other Debt-Related Costs - Debt issuance and other debt-related costs are amortized over the term of the associated debt instrument except for the cost of interest caps. Interest rate cap contracts that are free-standing derivatives are accounted for on a mark-to-market basis in accordance with SFAS 133.

Goodwill - Goodwill is reviewed for impairment at least annually in accordance with SFAS 142. As of December 31, 2006 and 2005, goodwill was $1,724,000 of which $103,000 and $1,621,000 relates to business acquisitions in prior periods in the Climate Control and Chemical Businesses, respectively.

Accrued Insurance Liabilities - We are self-insured up to certain limits for group health, workers’ compensation and general liability claims. Above these limits, we have insurance coverage, which management considers to be adequate. Our accrued insurance liabilities are based on estimates of the self-insured portions of the claims, which include the incurred claims amounts plus estimates of future claims development calculated by applying our historical claims development factors to our incurred claims amounts. We also consider the reserves established by our insurance adjustors and/or estimates provided by attorneys handling the claims, if any. In addition, our accrued insurance liabilities include estimates of incurred, but not reported, claims and other insurance-related costs. At December 31, 2006 and 2005, our claims liabilities were $1,646,000 and $1,426,000, respectively, which are included in accrued and other liabilities. It is possible that the actual development of claims could exceed our estimates.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Product Warranty - Our Climate Control Business sells equipment that has an expected life, under normal circumstances and use that extends over several years. As such, we provide warranties after equipment shipment/start-up covering defects in materials and workmanship.

Generally, the base warranty coverage for most of the manufactured equipment in the Climate Control Business is limited to eighteen months from the date of shipment or twelve months from the date of start-up, whichever is shorter, and to ninety days for spare parts. The warranty provides that most equipment is required to be returned to the factory or an authorized representative and the warranty is limited to the repair and replacement of the defective product, with a maximum warranty of the refund of the purchase price. Furthermore, companies within the Climate Control Business generally disclaim and exclude warranties related to merchantability or fitness for any particular purpose and disclaim and exclude any liability for consequential or incidental damages. In some cases, the customer may purchase or a specific product may be sold with an extended warranty. The above discussion is generally applicable to such extended warranties, but variations do occur depending upon specific contractual obligations, to certain system components, and local laws.

Our accounting policy and methodology for warranty arrangements is to periodically measure and recognize the expense and liability for such warranty obligations using a percentage of net sales, based upon our historical warranty costs. It is possible that future warranty costs could exceed our estimates.

Changes in our product warranty obligation are as follows:

Balance at Beginning of Year	Additions- Charged to Costs and Expenses	Deductions- Costs Incurred	Balance at End of Year
(In Thousands)
2006	$861	$2,199	$1,809	$1,251

2005	$897	$1,491	$1,527	$861

2004	$676	$1,651	$1,430	$897

Accrued Plant Turnaround Costs - We accrue in advance the costs expected to be incurred in the next planned major maintenance activities (“Turnarounds”) of our Chemical Business. Turnaround costs are accrued on a straight-line basis over the scheduled period between Turnarounds, which generally ranges from 12 to 24 months. As of December 31, 2006 and 2005, accrued Turnarounds were $990,000 and $1,405,000, respectively, which are included in current and noncurrent accrued and other liabilities in the accompanying consolidated balance sheets.

In September 2006, the Financial Accounting Standards Board (“FASB”) completed a project to clarify guidance on the accounting for Turnarounds. The FASB issued FASB Staff Position No.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

AUG AIR-1 (“FSP”) which eliminates the accrue-in-advance method of accounting for Turnarounds. In addition, the adoption of the provisions in the FSP is to be considered a change in accounting principle with retrospective application as described in SFAS 154-Accounting Changes and Error Corrections, if practical. The FSP became effective for us on January 1, 2007. We currently are using the accrue-in-advance method for Turnarounds that is eliminated under the FSP. There are three acceptable accounting methods for Turnarounds that we may adopt of which we have elected to adopt the deferral method. We are currently assessing the impact the FSP may have on our financial statements which we believe could be significant.

Executive Benefit Agreements - We have entered into benefit agreements with certain key executives. Costs associated with these individual benefit agreements are accrued when they become probable over the estimated remaining service period. Total costs accrued equal the present value of specified payments to be made after benefits become payable.

Deferred Income Taxes - Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes, and the amounts used for income tax purposes. Valuation allowances are provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. We are able to realize deferred tax assets up to an amount equal to the future reversals of existing taxable temporary differences. The taxable temporary differences will turn around in the loss carry forward period as the differences reverse. Other differences will turn around as the assets are realized or liabilities are paid in the normal course of business. At December 31, 2006 and 2005, our deferred tax assets were net of a valuation allowance of $19.3 million and $26.1 million, respectively.

Contingencies - We accrue for contingent losses when such losses are probable and reasonably estimable. In addition, we recognize contingent gains when such gains are realized. Our Chemical Business is subject to specific federal and state regulatory and environmental compliance laws and guidelines. We have developed policies and procedures related to environmental and regulatory compliance. We must continually monitor whether we have maintained compliance with such laws and regulations and the operating implications, if any, and amount of penalties, fines and assessments that may result from noncompliance. Loss contingency liabilities are included in current and noncurrent accrued and other liabilities and are based on current estimates that may be revised in the near term.

Asset Retirement Obligations - We have a legal obligation to monitor certain discharge water outlets at our Chemical Business facilities should we discontinue the operations of a facility. We do not believe that the annual costs of the required monitoring activities would be significant and as we currently have no plans to discontinue the use of the facilities and the remaining life of either facility is indeterminable, an asset retirement liability has not been recognized. Currently, there is insufficient information to estimate the fair value of the asset retirement obligation. However, we will continue to review this obligation and record a liability when a reasonable estimate of the fair value can be made in accordance of FASB Interpretation (“FIN”) 47.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Stock Options - Effective January 1, 2006, we adopted SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”) using the modified prospective method. Since all outstanding stock options were fully vested at December 31, 2005, the adoption of SFAS 123(R) did not impact our consolidated financial statements. During 2005 and 2004, we accounted for those plans under the recognition and measurement principles of APB Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related interpretations. Under APB 25, stock-based compensation cost was not usually reflected in our results of operations, as the majority of all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. We issue new shares of common stock upon the exercise of stock options. See “Non-Qualified Stock Option Plans” within Note 14 - Stockholders’ Equity for discussion of non-qualified stock options granted in 2006 but are subject to shareholders’ approval.

The following table illustrates the effect on net income (loss) applicable to common stock and net income (loss) per share if we had applied the fair value recognition provisions of SFAS 123(R) to stock-based compensation during 2005 and 2004. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2005 (there were no stock options granted in 2004): risk-free interest rates of 4.64%; a dividend yield of 0; volatility factors of the expected market price of our common stock of .75; and a weighted average expected life of the options of 7.36 years.

For purposes of pro forma disclosures, the estimated fair value of the qualified and non-qualified stock options was amortized to expense over the options' vesting period. Since our Board of Directors in 2005 approved the acceleration of the vesting schedule of both qualified and non-qualified stock options that were unvested at December 31, 2005, the remaining portion (unvested) of the pro forma stock-based compensation expense prior to the acceleration is included in the 2005 deduction amount below.

Years ended December 31,
2005	2004
(In Thousands, except per share amounts)
Net income (loss) applicable to common stock, as reported	$2,819	$(952)
Less total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(530)	(235)
Pro forma net income (loss) applicable to common stock	$2,289	$(1,187)

Net income (loss) per share:
Basic-as reported	$.21	$(.07)
Basic-pro forma	$.17	$(.09)

Diluted-as reported	$.19	$(.07)
Diluted-pro forma	$.15	$(.09)

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Revenue Recognition - We recognize revenue for substantially all of our operations at the time title to the goods transfers to the buyer and there remain no significant future performance obligations by us. Revenue relating to construction contracts is recognized using the percentage-of-completion method based primarily on contract costs incurred to date compared with total estimated contract costs. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined. Sales of warranty contracts are recognized as revenue ratably over the life of the contract. See discussion above under “Product Warranty” for our accounting policy for recognizing warranty expense.

Recognition of Insurance Recoveries - If an insurance claim relates to a recovery of our losses, we recognize the recovery of when it is probable and reasonably estimable. If our insurance claim relates to a contingent gain, we recognize the recovery when it is realized.

Cost of Sales - Cost of sales includes materials, labor and overhead costs to manufacture the products sold plus inbound freight, purchasing and receiving costs, inspection costs, internal transfer costs and warehousing costs (excluding certain handling costs directly related to loading product being shipped to customers in our Chemical Business which are included in SG&A). In addition, recoveries from precious metals (Chemical Business), sales of material scrap (Climate Control Business), and business interruption insurance claims are reductions to cost of sales.

Selling, General and Administrative Expense - Selling, general and administrative expense includes costs associated with the sales, marketing and administrative functions. Such costs include personnel costs, including benefits, advertising costs, commission expenses, warranty costs, office and occupancy costs associated with the sales, marketing and administrative functions. Selling, general and administrative expense also includes outbound freight in our Climate Control Business and certain handling costs directly related to product being shipped to customers in our Chemical Business. These handling costs primarily consist of personnel costs for loading product into transportation equipment, rent and maintenance costs related to the transportation equipment, and certain indirect costs.

Shipping and Handling Costs - For the Chemical Business in 2006, 2005 and 2004, shipping costs of $17,448,000, $10,564,000 and $8,567,000, respectively, are included in net sales as these costs relate to amounts billed to our customers. In addition, in 2006, 2005, and 2004 handling costs of $4,950,000, $4,177,000 and $3,208,000, respectively, are included in selling, general and administrative expense as discussed above under "Selling, General and Administrative Expense." For the Climate Control Business, shipping and handling costs of $10,326,000, $6,396,000 and $5,416,000 are included in selling, general and administrative expense for 2006, 2005 and 2004, respectively.

Advertising Costs - Costs in connection with advertising and promotion of our products are expensed as incurred. Such costs amounted to $1,233,000 in 2006, $1,402,000 in 2005 and $1,023,000 in 2004.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Derivatives, Hedges and Financial Instruments - We account for derivatives in accordance with SFAS 133, which requires the recognition of derivatives in the balance sheet and the measurement of these instruments at fair value. Changes in fair value of derivatives are recorded in results of operations unless the normal purchase or sale exceptions apply or hedge accounting is elected.

In 1997, we entered into an interest rate forward agreement to effectively fix the interest rate of a long-term lease commitment (not for trading purposes). In 1999, we executed a long-term lease agreement (initial lease term of ten years) and terminated the forward agreement at a net cost of $2.8 million. We historically accounted for this cash flow hedge under the deferral method (as an adjustment of the initial term lease rentals). Upon adoption of SFAS 133 in 2001, the remaining deferred cost amount was reclassified from other assets to accumulated other comprehensive loss and is being amortized to operations over the term of the lease arrangement. At December 31, 2006 and 2005, accumulated other comprehensive loss consisted of the remaining deferred cost of $701,000 and $990,000, respectively. The amounts amortized were $289,000, $290,000 and $290,000 for 2006, 2005 and 2004, respectively, and are included in selling, general and administrative expense. There were no income tax benefits related to these expenses. For 2007, we currently expect approximately $290,000 to be amortized to operations.

In March 2005, we purchased two interest rate cap contracts for a cost of $590,000. These contracts are free-standing derivatives and are accounted for on a mark-to-market basis in accordance with SFAS 133. At December 31, 2006, and 2005, the market values of these contracts were $385,000 and $429,000, respectively, and are included in other assets in the accompanying consolidated balance sheets. The changes in the value of these contracts are included in interest expense. For 2005, cash used to purchase these interest rate cap contracts are included in cash used by continuing investing activities in the accompanying consolidated statement of cash flows.

Raw materials for use in our manufacturing processes include copper used by our Climate Control Business and natural gas used by our Chemical Business. As part of our raw material price risk management, we periodically enter into exchange-traded futures contracts for these materials, which contracts are generally accounted for on a mark-to-market basis in accordance with SFAS 133. At December 31, 2006, the unrealized loss on the futures contracts was $408,000 and is included in accrued and other liabilities and at December 31, 2005, the unrealized gain was $367,000 and is included in supplies, prepaid items and other in the accompanying consolidated balance sheets. The unrealized gains and losses are classified as current assets and liabilities, respectively, as the term of these contracts are for periods of twelve months or less. For 2006, we incurred losses of $1,516,000 on such contracts. For 2005 and 2004, we recognized gains of $931,000 and $189,000, respectively. These losses and gains are included in cost of sales. In addition, the cash flows relating to these contracts are included in cash flows from continuing operating activities.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Income (Loss) per Common Share - Net income (loss) applicable to common stock is computed by adjusting net income (loss) by the amount of preferred stock dividends requirements. Basic income (loss) per common share is based upon net income (loss) applicable to common stock and the weighted average number of common shares outstanding during each year. Diluted income (loss) per share, if applicable, is based on net income (loss) applicable to common stock plus preferred stock dividend requirements on preferred stock assumed to be converted, if dilutive, and interest expense including amortization of debt issuance cost, net of income taxes, on convertible debt assumed to be converted, if dilutive, and the weighted average number of common shares and dilutive common equivalent shares outstanding, and the assumed conversion of dilutive convertible securities outstanding.

During 2006, $14 million of the 7% Convertible Senior Subordinated Debentures due 2011 (the “Debentures”) was converted into our common stock. In addition, 104,548 shares of our Series 2 $3.25 convertible, exchangeable Class C preferred stock (“Series 2 Preferred”) was exchanged for 773,655 shares of our common stock. Also partial cash dividends were paid on certain preferred stock.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

The following table sets forth the computation of basic and diluted net income (loss) per share:

(Dollars in thousands, except per share amounts)

2006	2005	2004
Numerator:
Net income	$15,930	$5,102	$1,370
Dividend requirements and stock dividend on preferred stock exchanged in 2006	(705)	(340)	(340)
Other preferred stock dividend requirements	(1,925)	(1,943)	(1,982)
Numerator for basic net income (loss) per share - net income (loss) applicable to common stock	13,300	2,819	(952)
Preferred stock dividend requirements on preferred stock assumed to be converted, if dilutive	1,925	-	-
Interest expense including amortization of debt issuance costs, net of income taxes, on convertible debt assumed to be converted	1,083	-	-
Numerator for diluted net income (loss) per share	$16,308	$2,819	$(952)

Denominator:
Denominator for basic net income (loss) per share - weighted-average shares	14,331,963	13,617,418	12,888,136
Effect of dilutive securities:
Convertible preferred stock	3,112,483	38,390	-
Convertible notes payable	2,100,325	4,000	-
Stock options	1,261,661	1,195,320	-
Warrants	65,227	51,583	-
Dilutive potential common shares	6,539,696	1,289,293	-
Denominator for dilutive net income (loss) per share - adjusted weighted-average shares and assumed conversions	20,871,659	14,906,711	12,888,136

Basic net income (loss) per share	$.93	$.21	$(.07)

Diluted net income (loss) per share	$.78	$.19	$(.07)

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

The following weighted-average shares of securities were not included in the computation of diluted net income (loss) per share as their effect would have been antidilutive:

2006	2005	2004
Convertible preferred stock	348,366	3,546,402	3,634,599
Convertible notes payable	-	-	4,000
Stock options	-	-	2,063,829
Warrants	-	-	708,085
	348,366	3,546,402	6,410,513

Variable Interest Entities - Prior to 2003, we, through our subsidiaries, entered into loan agreements where we loaned funds to the parent company of MultiClima, S.A. ("MultiClima") a French manufacturer of HVAC equipment, whose product line was compatible with our Climate Control Business. Under the loan agreements, one of our subsidiaries obtained the option (“Option”) to exchange its rights under the loan agreements for 100% of the borrower's outstanding common stock. This subsidiary also obtained a security interest in the stock of MultiClima to secure its loans. Based on our assessment of the parent company and MultiClima in relation to FIN 46, we were required to consolidate this entity effective March 31, 2004. Prior to consolidating this entity, the outstanding notes receivable balance, net of reserve, was $2,558,000.

As a result of consolidating the consolidated assets and liabilities of the parent company of MultiClima at March 31, 2004, we recorded a cumulative effect of accounting change of $536,000 which is included in the accompanying consolidated statement of income. The cumulative effect of the accounting change primarily relates to the elimination of embedded profit included in the cost of inventory which was purchased from MultiClima by certain of our subsidiaries.

For the three months ended June 30, 2004, the parent company of MultiClima had a consolidated net loss of $575,000 (after all material intercompany transactions were eliminated). Based on our assessment of the parent company and MultiClima’s historical and forecasted liquidity and results of operations during 2004, we concluded that the outstanding notes receivable were not collectable. As a result, effective July 1, 2004, we forgave and cancelled the loan agreements in exchange for extending the Option’s expiration date from June 15, 2005 to June 15, 2008. We recognized a provision for loss of $1,447,000 for the three months ended September 30, 2004. As a result of the cancellation and the estimation of the value of this Option at zero, we no longer had a variable interest in this entity and were no longer required to consolidate this entity.

Recently Issued Accounting Pronouncements - See discussion above under “Accrued Plant Turnaround Costs” relating to FASB Staff Position No. AUG AIR-1 which eliminates the accrue-in-advance method of accounting for Turnarounds.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

In July 2006, the FASB issued FASB Interpretation No. 48 - Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 requires that realization of an uncertain income tax position must be “more likely than not” (i.e. greater than 50% likelihood) the position will be sustained upon examination by taxing authorities before it can be recognized in the financial statements. Further, FIN 48 prescribes the amount to be recorded in the financial statements as the amount most likely to be realized assuming a review by tax authorities having all relevant information and applying current conventions. FIN 48 also clarifies the financial statement classification of tax-related penalties and interest and sets forth new disclosures regarding unrecognized tax benefits. FIN 48 became effective in the first quarter of 2007 for the Company. We have performed a preliminary analysis of our income tax position and do not expect a significant impact to our financial statements as a result of adopting FIN 48.

In September 2006, the FASB issued SFAS 157 - Fair Value Measurements (“SFAS 157”). SFAS 157 is definitional and disclosure oriented and addresses how companies should approach measuring fair value when required by generally accepted accounting principles (GAAP); it does not create or modify any current GAAP requirements to apply fair value accounting. SFAS 157 provides a single definition for fair value that is to be applied consistently for all accounting applications, and also generally describes and prioritizes according to reliability the methods and input used in valuations. SFAS 157 prescribes various disclosures about financial statement categories and amounts which are measured at fair value, if such disclosures are not already specified elsewhere in GAAP. The new measurement and disclosure and requirements of SFAS 157 are effective for the Company in the first quarter of 2008 and we currently do not expect a significant impact from adopting SFAS 157.

In February 2007, the FASB issued SFAS 159 - The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for the Company beginning in the first quarter of 2008. The Company is currently assessing the impact SFAS 159 may have on its financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin 108 - Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB 108 requires registrants to quantify misstatements using both an income statement and balance sheet approach and then evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior year’s financial statements are not restated, the cumulative effect adjustment is recorded in opening accumulated deficit as of the beginning of the fiscal year of adoption. The adoption of SAB 108 during the fourth quarter of 2006 did not impact our financial statements.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

3. Accounts Receivable

December 31,
2006	2005
(In Thousands)
Trade receivables	$68,165	$51,096
Other	1,675	1,021
	69,840	52,117
Allowance for doubtful accounts	(2,269)	(2,680)
	$67,571	$49,437

Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising our customer bases and their dispersion across many different industries and geographic areas, however, ten customers account for approximately 30% of our total net receivables at December 31, 2006. We do not believe this concentration in these ten customers represents a significant credit risk due to the financial stability of these customers.

4. Inventories

Finished Goods	Work-in- Process	Raw Materials	Total
(In Thousands)
December 31, 2006:
Climate Control products	$6,910	$3,205	$16,631	$26,746
Chemical products	11,443	-	5,361	16,804
Industrial machinery and components	1,899	-	-	1,899
	$20,252	$3,205	$21,992	$45,449

December 31, 2005:
Climate Control products	$5,367	$2,601	$8,637	$16,605
Chemical products	16,326	-	2,691	19,017
Industrial machinery and components	1,829	-	-	1,829
	23,522	2,601	11,328	37,451
Less amount not expected to be realized within one year	180	-	-	180
	$23,342	$2,601	$11,328	$37,271

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

4. Inventories (continued)

At December 31, 2006 and 2005, inventory reserves for certain slow-moving inventory items (primarily Climate Control products) were $829,000 and $1,028,000, respectively. In addition, inventory reserves for certain nitrogen-based inventories provided by our Chemical Business were $426,000 and $1,395,000 at December 31, 2006 and 2005, respectively, because cost exceeded the net realizable value.

Changes in our inventory reserves are as follows:

Balance at Beginning of Year	Additions- Provision for (realization and reversal of) losses	Deductions- Write-offs/ disposals	Balance at End of Year
(In Thousands)
2006	$2,423	$(711)	$457	$1,255

2005	$2,185	$239	$1	$2,423

2004	$2,004	$1,017	$836	$2,185

The provision for losses are included in cost of sales (realization and reversal of losses are reductions to cost of sales) in the accompanying consolidated statements of income.

5. Precious Metals

Precious metals are used as a catalyst in the Chemical Business manufacturing process. As of December 31, 2006 and 2005, precious metals were $6,406,000 and $4,987,000, respectively, and are included in supplies, prepaid items and other in the accompanying consolidated balance sheets. For 2006, 2005 and 2004, the amounts expensed for precious metals were approximately $5,133,000, $3,535,000 and $3,332,000, respectively. These precious metals expenses are included in cost of sales in the accompanying consolidated statements of income. During major maintenance and/or capital projects, we were able to perform procedures to recover precious metals (previously expensed) which had accumulated over time within our manufacturing equipment. For 2006, 2005 and 2004, we recognized recoveries of precious metals at historical FIFO costs of approximately $2,392,000, $2,050,000 and $189,000, respectively. These recoveries are reductions to cost of sales.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

6. Property, Plant and Equipment

Useful lives	December 31,
in years	2006	2005
(In Thousands)
Machinery, equipment and automotive	3-25	$141,362	$133,192
Buildings and improvements	3-30	25,867	22,806
Furniture, fixtures and store equipment	3-10	7,182	6,818
Assets under capital leases	3-12	1,056	1,688
Construction in progress	N/A	7,077	5,034
Capital spare parts	N/A	2,123	2,156
Land	N/A	2,194	2,152
		186,861	173,846
Less accumulated depreciation		110,457	99,764
		$76,404	$74,082

Machinery, equipment and automotive primarily includes the categories of property and equipment and estimated useful lives as follows: chemical processing plants and plant infrastructure (15-25 years); production, fabrication, and assembly equipment (7-15 years); certain processing plant components (3-10 years); and trucks, automobiles, trailers, and other rolling stock (3-7) years. At December 31, 2006 and 2005, assets under capital leases consist of $961,000 and $1,593,000 of machinery, equipment and automotive, respectively, and $95,000 of furniture, fixtures and store equipment. Accumulated depreciation for assets under capital leases were $118,000 and $326,000 at December 31, 2006 and 2005, respectively.

7. Debt Issuance and Other Debt-Related Costs, net

Debt issuance and other debt-related costs, which are primarily included in other assets in the accompanying consolidated balance sheets, were $2,221,000 and $2,583,000, net of accumulated amortization of $3,681,000 and $2,991,000 as of December 31, 2006 and 2005, respectively.

In 2006, we incurred debt issuance costs of $1,480,000 relating to the Debentures. During 2006, a portion of the Debentures were converted into our common stock. As a result of the conversions, approximately $998,000 of the debt issuance costs, net of amortization, associated with the Debentures was charged against capital in excess of par value.

See discussion in "Derivatives, Hedges and Financial Instruments"of Note 2 concerning our interest rate cap contracts.

8. Investment in Affiliate

Cepolk Holding, Inc. (“CHI”), a subsidiary of the Company, is a limited partner and has a 50% equity interest in Cepolk Limited Partnership (“Partnership”) which is accounted for on the equity method. The Partnership owns an energy savings project located at the Ft. Polk Army base in Louisiana (“Project”). At December 31, 2006 and 2005, our investment was $3,314,000

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

8. Investment in Affiliate (continued)

and $3,368,000, respectively. For 2006, 2005 and 2004, distributions received from this affiliate were $875,000, $488,000 and $250,000, respectively. As of December 31, 2006, the Partnership and general partner to the Partnership is indebted to a term lender (“Lender”) of the Project. CHI has pledged its limited partnership interest in the Partnership to the Lender as part of the Lender’s collateral securing all obligations under the loan. This guarantee and pledge is limited to CHI’s limited partnership interest and does not expose CHI or the Company to liability in excess of CHI’s limited partnership interest. No liability has been established for this pledge since it was entered into prior to adoption of FIN 45. CHI has no recourse provisions or available collateral that would enable CHI to recover its partnership interest should the Lender be required to perform under this pledge.

9. Current and Noncurrent Accrued and Other Liabilities

December 31,
2006	2005
(In Thousands)
Deferred rent expense	$5,231	$5,109
Accrued payroll and benefits	4,170	3,519
Customer deposits	2,938	1,927
Accrued commissions	2,565	1,406
Deferred revenue on extended warranty contracts	2,426	1,441
Accrued contractual manufacturing obligations	1,801	841
Accrued insurance	1,646	1,426
Accrued death benefits	1,446	869
Accrued environmental costs	1,432	1,491
Accrued warranty costs	1,251	861
Accrued precious metals costs	1,068	680
Plant turnaround costs	990	1,405
Accrued property and franchise taxes	833	1,902
Other	5,938	6,029
	33,735	28,906
Less noncurrent portion	5,929	5,687
Current portion of accrued and other liabilities	$27,806	$23,219

10. Redeemable Preferred Stock

At December 31, 2006 and 2005, we had 683 shares and 871 shares, respectively, outstanding of noncumulative redeemable preferred stock. Each share of redeemable preferred stock, $100 par value, is convertible into 40 shares of our common stock at the option of the holder at any time and entitles the holder to one vote. The redeemable preferred stock is redeemable at par at the option of the holder or the Company. The redeemable preferred stock provides for a noncumulative annual dividend of 10%, payable when and as declared. During each quarter in 2006, our board of directors declared nominal dividends of $.31 per share on the then

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

10. Redeemable Preferred Stock (continued)

outstanding redeemable preferred stock. At December 31, 2006 and 2005, the redeemable preferred stock was $65,000 and $83,000, respectively, and is classified as accrued and other liabilities in the accompanying consolidated balance sheets.

11. Long-Term Debt

December 31,
2006	2005
(In Thousands)
Senior Secured Loan due 2009 (A)	$50,000	$50,000
Working Capital Revolver Loan due 2009 - ThermaClime (B)	26,048	31,975
7% Convertible Senior Subordinated Notes due 2011 (C)	4,000	-
10-3/4% Senior Unsecured Notes due 2007 (C)	-	13,300
Other, with current interest rates of 4.25% to 9.36%, most of which is secured by machinery, equipment and real estate (D)	17,644	16,849
	97,692	112,124
Less current portion of long-term debt	11,579	7,088
Long-term debt due after one year	$86,113	$105,036

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

The Senior Secured Loan accrues interest at the applicable LIBOR rate, as defined, plus an applicable LIBOR margin, as defined or, at the election of the Borrowers, the alternative base rate, as defined, plus an applicable base rate margin, as defined, with the annual interest rate not to exceed 11% or 11.5% depending on the leverage ratio. At December 31, 2006 the effective interest rate was 11%.

The Borrowers are subject to numerous covenants under the Senior Secured Loan agreement including, but not limited to, limitation on the incurrence of certain additional indebtedness and liens, limitations on mergers, acquisitions, dissolution and sale of assets, and limitations on declaration of dividends and distributions to us, all with certain exceptions. At December 31, 2006, the restricted net assets of ThermaClime and its subsidiaries were approximately $35 million. The Borrowers are also subject to a minimum fixed charge coverage ratio, measured quarterly on a trailing twelve-month basis. The Borrowers’ fixed charge coverage ratio exceeded the required ratio for the twelve-month period ended December 31, 2006.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

11. Long-Term Debt (continued)

 The maturity date of the Senior Secured Loan can be accelerated by the Lender upon the occurrence of a continuing event of default, as defined.

The Senior Secured Loan agreement includes a prepayment fee equal to 1% of the principal amount should the Borrowers elect to prepay any principal amount prior to September 15, 2007 but is eliminated thereafter.

The Senior Secured Loan is secured by (a) a first lien on (i) certain real property and equipment located at the El Dorado, Arkansas plant (“El Dorado Facility”), (ii) certain real property and equipment located at the Cherokee, Alabama plant (“Cherokee Facility”), (iii) certain equipment of the Climate Control Business, and (iv) the equity stock of certain of ThermaClime’s subsidiaries, and (b) a second lien on the assets upon which ThermaClime’s Working Capital Revolver lender has a first lien. The carrying value of the pledged assets is approximately $190 million at December 31, 2006. The Senior Secured Loan is guaranteed by the Company and is also secured with the stock of ThermaClime.

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

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

11. Long-Term Debt (continued)

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

(B) In April 2001, ThermaClime and its subsidiaries ("the Borrowers") entered into a $50 million revolving credit facility (the "Working Capital Revolver Loan") that provides for advances based on specified percentages of eligible accounts receivable and inventories for ThermaClime, and its subsidiaries. Effective February 28, 2005, the Working Capital Revolver Loan was amended which, among other things, extended the maturity date to April 2009 and removed a subjective acceleration clause. The Working Capital Revolver Loan, as amended, accrues interest at a base rate (generally equivalent to the prime rate) plus .75% or LIBOR plus 2%. The interest rate at December 31, 2006 was 6.59% considering the impact of the interest rate cap contracts discussed below. Interest is paid monthly. The facility provides for up to $8.5 million of letters of credit. All letters of credit outstanding reduce availability under the facility. Amounts available for additional borrowing under the Working Capital Revolver Loan at December 31, 2006 were $22.8 million. Under the Working Capital Revolver Loan, as amended, the lender also requires the borrowers to pay a letter of credit fee equal to 1% per annum of the undrawn amount of all outstanding letters of credit, an unused line fee equal to .5% per annum for the excess amount available under the facility not drawn and various other audit, appraisal and valuation charges.

In March 2005, we purchased two interest rate cap contracts which set a maximum three-month LIBOR base rate of 4.59% on $30 million and mature on March 29, 2009.

The lender may, upon an event of default, as defined, terminate the Working Capital Revolver Loan and make the balance outstanding due and payable in full. The Working Capital Revolver Loan is secured by receivables, inventories and intangibles of all the ThermaClime entities other than DSN Corporation and El Dorado Nitric Company and its subsidiaries ("EDNC") and a second lien on certain real property and equipment. EDNC is neither a borrower nor guarantor of the Working Capital Revolver Loan. The carrying value of the pledged assets is approximately $174 million at December 31, 2006.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

11. Long-Term Debt (continued)

A prepayment premium equal to 2% of the facility is due to the lender should the borrowers elect to prepay the facility prior to April 13, 2007. This premium is reduced to 1% during the following twelve-month period and is eliminated thereafter.

The Working Capital Revolver Loan, as amended, requires ThermaClime and its Climate Control Business to meet certain financial covenants measured quarterly. ThermaClime and its Climate Control Business were in compliance with those covenants during 2006. The Working Capital Revolver Loan also contains covenants that, among other things, limit the Borrowers' (which does not include the Company) ability to: (a) incur additional indebtedness, (b) incur liens, (c) make restricted payments or loans to affiliates who are not Borrowers, (d) engage in mergers, consolidations or other forms of recapitalization, (e) dispose assets, or (f) repurchase ThermaClime's 10-3/4% Senior Unsecured Notes (the “Notes”). The Working Capital Revolver Loan also requires all collections on accounts receivable be made through a bank account in the name of the lender or their agent.

In connection with the redemption of the Notes in July 2006 as discussed in (C) below, the lenders of the Working Capital Revolver Loan and the Senior Secured Loan provided consents to permit ThermaClime to borrow $6.4 million from the Company for the purpose of redeeming the Notes.

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

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

11. Long-Term Debt (continued)

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

During 2006, $14 million of the Debentures were converted into 1,977,499 shares of our common stock at the conversion price of $7.08 per share. Several of the conversions related to offers received from holders and accepted by us which included additional consideration totaling $277,000 which were paid to these holders. Because these offers met the criteria within SFAS 84-Induced Conversions of Convertible Debt, the additional consideration was expensed. See Note 22 - Subsequent Events for additional information concerning subsequent conversions.

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

We have used substantially all of the net proceeds from the sale of the Debentures for the redemption or purchase of our higher interest rate debt or debt of our subsidiaries,

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

11. Long-Term Debt (continued)

including the Notes. The remaining balance was used for general corporate purposes. Approximately $13.6 million of the net proceeds have been used to purchase or redeem all of the outstanding Notes held by unrelated third parties and Jayhawk at ThermaClime’s carrying value (which includes $1 million that was held by Jayhawk) including accrued interest of $.3 million. Approximately $6.95 million of the Notes held by the Company remain outstanding for ThermaClime at December 31, 2006.

(D) Amounts include capital lease obligations of $767,000 and $1,200,000 at December 31, 2006 and 2005, respectively.

Maturities of long-term debt for each of the five years after December 31, 2006 are as follows (in thousands):

2007	$11,579
2008	3,903
2009	69,669
2010	1,078
2011	5,079
Thereafter	6,384
$97,692

12. Income Taxes

Temporary differences and carryforwards which gave rise to deferred tax assets and liabilities at December 31, 2006 and 2005 include:

2006	2005
(In Thousands)
Deferred tax assets
Amounts not deductible for tax purposes:
Allowance for doubtful accounts	$1,286	$1,461
Asset impairment	769	781
Inventory reserves	646	945
Deferred compensation	2,123	1,510
Other accrued liabilities	2,314	1,600
Other	607	-
Capitalization of certain costs as inventory for tax purposes	881	1,434
Net operating loss carryforwards	19,236	26,129
Alternative minimum tax credit carryforwards	1,288	793
Total deferred tax assets	29,150	34,653
Less valuation allowance on deferred tax assets	19,318	26,146
Net deferred tax assets	$9,832	$8,507

Deferred tax liabilities
Accelerated depreciation used for tax purposes	$8,017	$8,042
Excess of book gain over tax gain resulting from sale of land	403	391
Investment in unconsolidated affiliate	1,412	-
Other	-	74
Total deferred tax liabilities	$9,832	$8,507

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

12. Income Taxes (continued)

We are able to realize deferred tax assets up to an amount equal to the future reversals of existing taxable temporary differences. The taxable temporary differences will turn around in the loss carryforward period as the differences reverse. Other differences will turn around as the assets are disposed in the normal course of business.

Detailed below are the differences between the amount of the provision for income taxes (consisting of federal alternative minimum tax and state income taxes) and the amount which would result from the application of the federal statutory rate to “Income from continuing operations before provision for income taxes and cumulative effect of accounting change” for each of the three years in the period ended December 31:

2006	2005	2004
(In Thousands)
Provision for income taxes at federal statutory rate	$5,979	$2,097	$434
Changes in the valuation allowance related to deferred tax assets, net of rate differential	(6,095)	(1,782)	(123)
Effect of discontinued operations and other on valuation allowance	58	(249)	(350)
Federal alternative minimum tax	312	118	-
State income taxes, net of federal benefit	383	-	-
Permanent differences	264	(66)	39
Provision for income taxes	$901	$118	$-

At December 31, 2006 we have regular-tax net operating loss (“NOL”) carryforwards of approximately $49.3 million ($32.9 million alternative minimum tax NOLs) that begin expiring in 2019.

13. Commitments and Contingencies

Capital and Operating Leases - We and our subsidiaries lease certain property, plant and equipment under capital leases and non-cancelable operating leases in accordance with SFAS 13. Leased assets meeting capital lease criteria have been capitalized and the present value of the related lease payments is included in long-term debt. Future minimum payments on leases, including the Nitric Acid Plant lease (“Baytown Lease”) discussed below, with initial or remaining terms of one year or more at December 31, 2006, are as follows (in thousands):

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

13. Commitments and Contingencies (continued)

Operating Leases
Capital Leases	Baytown Lease	Others	Total
2007	$388	$10,297	$3,120	$13,805
2008	386	11,173	2,244	13,803
2009	39	4,881	1,794	6,714
2010	32	-	1,226	1,258
2011	-	-	819	819
Thereafter	-	-	2,849	2,849
Total minimum lease payments	845	$26,351	$12,052	$39,248
Less amounts representing interest	78
Present value of minimum lease payments included in long-term debt	$767

Rent expense under all operating lease agreements, including month-to-month leases, was $12,587,000 in 2006, $12,205,000 in 2005 and $12,313,000 in 2004. Renewal options are available under certain of the lease agreements for various periods at approximately the existing annual rental amounts.

Nitric Acid Plant - Our wholly owned subsidiary, EDNC operates a nitric acid plant (the "Baytown Plant") at a Baytown, Texas chemical facility in accordance with a series of agreements with Bayer Corporation ("Bayer") (collectively, the "Bayer Agreement"). Under the terms of the Bayer Agreement, EDNC is leasing the Baytown Plant pursuant to a leveraged lease (the “Baytown Lease”) from an unrelated third party with an initial lease term of ten years. Upon expiration of the initial ten-year term in 2009, the Bayer Agreement may be renewed for up to six renewal terms of five years each; however, prior to each renewal period, either party to the Bayer Agreement may opt against renewal. The total amount of future minimum payments due under the Baytown Lease is being charged to rent expense on the straight-line method over the initial ten-year term of the lease. The difference between rent expense recorded and the amount paid is charged to deferred rent expense which is included in accrued and other liabilities in the accompanying consolidated balance sheets. The Company and its subsidiaries have not provided a residual value guarantee on the value of the equipment related to the Baytown Lease and Bayer has the unilateral right to determine if the fixed-price purchase option is exercised in 2009. If Bayer decides to exercise the purchase option, they must also fund it. EDNC's ability to perform on its lease commitments is contingent upon Bayer's performance under the Bayer Agreement. One of our subsidiaries has guaranteed the performance of EDNC's obligations under the Bayer Agreement.

Purchase and Sales Commitments - Under an agreement, as amended, with its principal supplier of anhydrous ammonia, the El Dorado Chemical Company (“EDC”) will purchase a majority of its anhydrous ammonia requirements using a market price-based formula plus transportation to the El Dorado Facility through December 31, 2008.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

13. Commitments and Contingencies (continued)

In 1995, EDC entered into a product supply agreement with a third party whereby EDC is required to make monthly facility fee and other payments which aggregate $87,000. In return for this payment, EDC is entitled to certain quantities of compressed oxygen produced by the third party. Except in circumstances as defined by the agreement, the monthly payment is payable regardless of the quantity of compressed oxygen used by EDC. The term of this agreement is for fifteen years; however, EDC can currently terminate the agreement without cause at a cost of approximately $4.5 million. Based on EDC’s estimate of compressed oxygen demands of the plant, the cost of the oxygen under this agreement is expected to be favorable compared to floating market prices. Purchases under this agreement aggregated $1,052,000, $1,035,000 and $988,000 in 2006, 2005, and 2004, respectively.

At December 31, 2006, our Climate Control Business had purchase commitments under exchange-traded futures for 300,000 pounds of copper through March 2007 at a weighted average cost of $3.10 per pound and a weighted average market value of $2.86 per pound. At December 31, 2006, our Chemical Business had purchase commitments under exchange-traded futures for 300,000 MMBtu of natural gas through June 2007 at a weighted average cost of $7.59 per MMBtu and a weighted average market value of $6.47 per MMBtu.

At December 31, 2006, we also had standby letters of credit outstanding of $1.3 million of which $.5 million related to our Climate Control Business.

At December 31, 2006, we had deposits from customers of $2.9 million for forward sales commitments including $1.9 million relating to our Climate Control Business and $.8 million relating to our Chemical Business.

In 2001, EDC entered into a long-term cost-plus industrial grade ammonium nitrate supply agreement ("Supply Agreement") with a third party. During August 2006, the Supply Agreement was amended. Under the amended Supply Agreement, beginning in 2007, EDC will supply from the El Dorado Facility approximately 210,000 tons of industrial grade ammonium nitrate per year, which is approximately 75% of the plant's manufacturing capacity for that product, for a term through 2010.

Employment and Severance Agreements - We have employment and severance agreements with several of our officers. The agreements provide for annual base salaries, bonuses and other benefits commonly found in such agreements. In the event of termination of employment due to a change in control (as defined in the agreements), the agreements provide for payments aggregating $9.1 million at December 31, 2006.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

13. Commitments and Contingencies (continued)

Legal Matters - Following is a summary of certain legal matters involving the Company.

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

We are required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated in accordance with FIN 47. We have a legal obligation to monitor certain discharge water outlets at our Chemical Business facilities should we discontinue the operations of a facility. We do not believe that the annual costs of the required monitoring activities would be significant and as we currently have no plans to discontinue the use of the facilities and the remaining life of the facilities is indeterminable, an asset retirement liability has not been recognized. Currently, there is insufficient information to estimate the fair value of the asset retirement obligations. However, we will continue to review these obligations and record a liability when a reasonable estimate of the fair value can be made.

The Company has certain facilities in our Chemical Business that contain asbestos insulation around certain piping and heated surfaces. The asbestos insulation is in adequate condition to prevent leakage and can remain in place as long as the facility is operated or remains assembled. The Company plans to maintain the facilities in an adequate condition to prevent leakage through its standard repair and maintenance activities. The Company has not recorded a liability relating to the asbestos insulation, as management believes that it is not possible to reasonably estimate a settlement date for asbestos insulation removal because the facilities have an indeterminate life.

1. Discharge Water Matters

The El Dorado, Arkansas facility (the “El Dorado Facility”) within our Chemical Business generates process wastewater. The process water discharge and storm-water run off are governed by a state National Pollutant Discharge Elimination System (“NPDES”) water discharge permit issued by the Arkansas Department of Environmental Quality (“ADEQ”), which permit is to be

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

13. Commitments and Contingencies (continued)

renewed every five years. The ADEQ issued to the El Dorado Facility a new revised NPDES water discharge permit in 2004, and the El Dorado Facility has until June 2007 to meet the compliance deadline for the more restrictive limits under the 2004 NPDES permit. In order to meet the El Dorado Facility’s June 2007 limits, the El Dorado Facility has reduced the effluent levels of its wastewater and believes that the ADEQ will allow the El Dorado Facility to directly discharge its wastewater into the creek that runs through its property.

In order to directly discharge its wastewater from the El Dorado Facility into the creek and to meet the June 2007 permit limits, the El Dorado Facility has conducted a study of the adjacent stream to determine whether a permit modification is appropriate. On September 22, 2006, the Arkansas Pollution Control and Ecology Commission (“Commission”) approved the results of the study that showed that the proposed permit modification is appropriate. A public hearing was held on the matter on November 13, 2006 with minimal opposition. We believe that the ADEQ will issue to the El Dorado Facility the permit modification during the third quarter of 2007. Accordingly, direct discharge of wastewater into the creek appears at this time to be the most likely wastewater discharge option, although there are no assurances that this option will ultimately be made available to the El Dorado Facility.

If the El Dorado Facility is unable to directly discharge its wastewater, the El Dorado Facility is considering the following other options to discharge its wastewater:

•	discharge into the sewer discharge system of the city of El Dorado, Arkansas (the “City”), subject to the El Dorado Facility obtaining a sewer discharge permit from the City; or
•	utilization of a joint pipeline to be constructed by the City.

The El Dorado Facility has submitted an application to the City which, if approved, would allow the El Dorado Facility to tie-in to the City’s sewer discharge system and become an industrial customer of the City. While we believe this to be a feasible option, this option has been put in abeyance while the El Dorado Facility concentrates on reducing its effluent levels to allow it to directly discharge its wastewater as discussed above.

Further, for the past several years, the El Dorado Facility has anticipated utilizing a joint pipeline to be built by the City to discharge its wastewater. The City has approved the construction of a joint pipeline, but the City’s construction of the pipeline is subject to the City receiving a permit from the ADEQ. The ADEQ has not issued the necessary permit to discharge wastewater into the pipeline and, as a result, this has caused a delay of unknown duration in construction of the pipeline. During March 2006, the ADEQ issued a draft permit to the City for the joint pipeline, and a public hearing occurred in May 2006 to receive public comments. The final permit was issued in March 2007. It is anticipated that both the joint pipeline group and opposing residents will appeal the final permit. The pipeline will not be available by the June 1, 2007 deadline. The ADEQ has stated to the El Dorado Facility that since the direct discharge of wastewater appears promising, the ADEQ has declined to allow an extension of compliance deadlines that would coincide with a delayed construction schedule for the City’s planned joint wastewater pipeline.

F--35

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

13. Commitments and Contingencies (continued)

Irrespective of the option that the El Dorado Facility is required to utilize to dispose of its wastewater, the El Dorado Facility anticipates spending approximately $.8 million to remove certain contaminants from its wastewater as though it was permitted to directly discharge into the creek. If the El Dorado Facility is required to utilize the City’s sewer discharge system and obtains a sewer discharge permit from the City, the El Dorado Facility will be required to obtain from the ADEQ an extension of the June 1, 2007 deadline and will spend an additional $.5 million to connect to the City’s sewer discharge system. If the El Dorado Facility is required to ultimately participate in the City’s joint pipeline to discharge its wastewater, it will be required to obtain from the ADEQ an extension of the June 1, 2007 deadline, and anticipates spending an additional $2 million for its pro-rata share of the City’s cost of engineering and construction of the City’s pipeline.

In addition, the El Dorado Facility has entered into a consent administrative order (“CAO”) that recognizes the presence of nitrate contamination in the shallow groundwater at the El Dorado Facility. A new CAO to address the shallow groundwater contamination became effective on November 16, 2006 and requires the evaluation of the current conditions and remediation based upon a risk assessment. The final remedy for shallow groundwater contamination, should any remediation be required, will be selected pursuant to the new CAO and based upon the risk assessment. Based on area well surveys performed, there are no known users of this shallow groundwater in the area, and preliminary risk assessments have not identified any public health risk that would require remediation. As an interim measure, the El Dorado Facility has installed two recovery wells to recycle ground water and to recover nitrates. The cost of any additional remediation that may be required will be determined based on the results of the investigation and risk assessment and cannot currently be reasonably estimated. Therefore, no liability has been established at December 31, 2006.

2. Air Matters

To resolve ammonia emissions from certain of our nitric acid plants, the El Dorado Facility entered into a new air consent order which became effective December 19, 2006. Under the terms of the consent order, El Dorado replaced the catalyst on the units used for abatement of nitrogen oxide (a periodic maintenance requirement), agreed to monitor ammonia slippage, and agreed to submit an air permit modification to set an allowable limit for the ammonia emissions.

Under the terms of a consent administrative order relating to air matters (“AirCAO”), which became effective in February 2004, resolving certain air regulatory alleged violations associated with the El Dorado Facility’s sulfuric acid plant and certain other alleged air emission violations, the El Dorado Facility is required to implement additional air emission controls at the El Dorado Facility no later than six years from the effective date of the AirCAO. The ultimate cost of any technology changes required cannot presently be determined but is believed to cost between $2.5 million to $4 million of capital expenditures, depending on the technology changes as may be required. Our initial engineering evaluation began during the fourth quarter of 2006.

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

In connection with the sale of substantially all of the operating assets of Slurry and Universal Tech Corporation (“UTeC”) in December 2002, which was accounted for as discontinued operations, both subsidiaries within our Chemical Business, UTeC leased the Hallowell Facility to the buyer under a triple net long-term lease agreement. However, Slurry retained the obligation to be responsible for, and perform the activities under, the Slurry Consent Order. In addition, certain of our subsidiaries agreed to indemnify the buyer of such assets for these environmental matters. The successor (“Chevron”) of the prior owner of the Hallowell Facility has agreed, within certain limitations, to pay and has been paying one-half of the costs of certain interim remediation measures at the site approved by the KDHE, subject to reallocation.

As a result of meetings with the KDHE, we recorded a provision of $644,000 for our share of these additional estimated costs for 2005. In addition, during 2006, additional costs were estimated due to requirements by the KDHE to further investigate and delineate the site. As a result, for 2006, we recorded provisions totaling $203,000 for our share of these estimated additional costs. The above provisions are classified as discontinued operations (in accordance with SFAS 144) in the accompanying consolidated statements of income (there are no income tax benefits related to this expense). At December 31, 2006, the total estimated liability (which is included in current and noncurrent accrued and other liabilities) in connection with this remediation matter is $1,399,000 and Chevron’s share for one-half of these costs (which is included in accounts receivable and other assets) is $700,000. These amounts are not discounted to their present value. It is reasonably possible that a change in estimate of our liability and receivable will occur in the near term. Should soil remediation be required, it is expected to be completed during 2007 followed by up to five years of ground water monitoring.

Recently, a site modeling was performed by a consulting firm for Slurry and Chevron which indicates that the removal of the contaminated soil would have only limited beneficial effect on the reduction of the contamination of the ground water down gradient of the site. The consultant’s modeling report was presented for review to the KDHE in March 2007. As a result

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

13. Commitments and Contingencies (continued)

Slurry and Chevron expect to attempt to pursue a course with the KDHE of long-term surface and ground water monitoring to track the natural decline in contamination, instead of the soil excavation. We estimate the costs relating to this course of action to be substantially less than the cost of the soil excavation but we are unable to determine if the KDHE will ultimately accept the proposal.

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

On January 16, 2006, the arbitrator issued his Interim Award finding in favor of Trison and against JCI on all allegations. On October 20, 2006, the arbitrator filed his Final Award, which awarded Trison approximately $1.2 million for reimbursement of defense costs which JCI paid in the fourth quarter of 2006. This arbitration award is included in other income in the accompanying consolidated statement of income.

2. Chemical Business

In 2005, EDC sued the general partners of Dresser Rand Company, Ingersoll-Rand Company and DR Holdings Corp., and an individual employee of Dresser Rand Company, in connection with its faulty repair of a hot gas expander of one of EDC’s nitric acid plants. As a result of defects in the repair, on October 8, 2004, the hot gas expander failed, leading to a fire at the nitric acid plant. The lawsuit is styled El Dorado Chemical Company, et al v. Ingersoll-Rand Company (NJ), et al. in the Union County Arkansas Circuit Court.

The complaint alleged that negligent repair led to the hot gas expander failure and resulting fire, and claimed $5 million for property damage to the nitric acid plant and $5 million in lost profits while the nitric acid plant was down for repair. The Defendants claimed that a limitation of liability clause in a purchase order of Dresser Rand Company, the general partnership, applies, effectively limiting damages to the amount of the purchase order, approximately $.1 million.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

13. Commitments and Contingencies (continued)

A trial was held in October 2006 resulting in a jury verdict awarding EDC approximately $9.8 million in damages. The Defendants filed a Notice to Appeal and filed a $10.7 million bond. Post-judgment interest is accruing at the rate of 10%. It is expected that the appeal will be concluded in 2007. EDC will pay attorneys fees equal to 31.67% of any recovery. We will recognize the jury award if and when realized.

Cherokee Nitrogen Company (“CNC”), a subsidiary within our Chemical Business, has been sued for an undisclosed amount of monies based on a claim that CNC breached an agreement by overcharging the plaintiff, Nelson Brothers, LLC, (“Nelson”) for ammonium nitrate as a result of inflated prices for natural gas used to manufacture the ammonium nitrate. CNC has filed a third-party complaint against Dynegy and a subsidiary (“Dynegy”) asserting that Dynegy was the party responsible for fraudulently causing artificial natural gas prices to exist and seeking an undisclosed amount from Dynegy, including any amounts which may be recovered by Nelson. The suit is Nelson Brothers, LLC v. Cherokee Nitrogen v. Dynegy Marketing, and is pending in Alabama state court in Colbert County. Dynegy has filed a counterclaim against CNC for $600,000 allegedly owed on account, which has been recorded by CNC. Although there is no assurance, counsel for CNC has advised us that, at this time, they believe that CNC will recover monies from Dynegy and the likelihood of Dynegy recovering from CNC is remote. Our counsel also has advised us that they believe that the likelihood of Nelson recovering monies from CNC over and above any monies which may be recovered from Dynegy by CNC is remote.

CNC has filed suit against Meecorp Capital Markets, LLC (“Meecorp”) and Lending Solutions, Inc. in Alabama State Court, in Etowah County, Alabama, for recovery of actual damages of $140,000 plus punitive damages, relating to a loan transaction. Meecorp counterclaimed for the balance of an alleged commitment fee of $100,000, an alleged equity kicker of $200,000 and $3,420,000 for loss of opportunity. CNC is vigorously pursuing this matter, and counsel for CNC has advised that they believe there is a good likelihood CNC will recover from the defendants and that the likelihood of Meecorp recovering from CNC is remote.

3. Other

Zeller Pension Plan

In February 2000, the Company’s Board of Directors authorized management to proceed with the sale of the automotive products business, since the automotive products business was no longer a “core business” of the Company. In May 2000, the Company sold substantially all of its assets in its automotive products business. After the authorization by the board, but prior to the sale, the automotive products business purchased the assets and assumed certain liabilities of Zeller Corporation (“Zeller”). The liabilities of Zeller assumed by the automotive products business included Zeller’s pension plan, which is not a multi-employer pension plan. In June 2003, the principal owner (“Owner”) of the buyer of the automotive products business was contacted by a representative of the Pension Benefit Guaranty Corporation (“PBGC”) regarding the plan. The Owner was informed by the PBGC of a possible under-funding of the plan and a

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

13. Commitments and Contingencies (continued)

possible takeover of the plan by the PBGC. The PBGC previously advised the Company that the PBGC may consider the Company to be potentially liable for the under-funding of the Zeller Plan in the event that the plan is taken over by the PBGC and alleged that the under-funding is approximately $600,000. However, the Company’s ERISA counsel was verbally informed by a PBGC representative that he would probably recommend no further action by the PBGC with respect to the Company’s involvement with the Zeller plan. There are no assurances that such recommendation, will be made or, if made, will be accepted by the PBGC.

MEI Drafts

On July 18, 2006, Masinexportimport Foreign Trade Company (“MEI”) gave notice to the Company and a subsidiary of the Company alleging that it was owed $1,533,000 in connection with MEI’s attempted collection of ten non-negotiable bank drafts payable to the order of MEI. The bank drafts were issued by Aerobit Ltd. (“Aerobit”), a non-U.S. company and at the time of issuance of the bank drafts was a subsidiary of the Company. Each of the bank drafts has a face value of $153,300, for an aggregate principal face value of $1,533,000. The bank drafts were issued in September 1992, and had a maturity date of December 31, 2001. Each bank draft was endorsed by LSB Corp., which, at the time of endorsement, was a subsidiary of the Company.

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

Neither the Company nor any of its currently owned subsidiaries are makers or endorsers of the bank drafts in question. The Company intends to vigorously defend itself in connection with this matter. No liability has been established relating to these bank drafts as of December 31, 2006.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

13. Commitments and Contingencies (continued)

Business Interruption and Property Insurance Claims

1. El Dorado Facility

Beginning in October 2004 and continuing into June 2005, the Chemical Business’ results were adversely affected as a result of the loss of production due to a mechanical failure of one of the four nitric acid plants at the El Dorado, Arkansas plant. The plant was restored to normal production in June 2005. We filed a property damage insurance claim for $3.8 million, net of a $1 million deductible. We also filed a business interruption claim for $5 million, net of the forty-five day waiting period. As of December 31, 2006, the insurers have paid claims totaling $5.5 million. The insurers are contesting our remaining claims.

On March 23, 2006, we filed a lawsuit in Federal Court in the Western District of Arkansas, El Dorado Division, to collect amounts from our insurers to which we believe we are owed under the policy. The total amount claimed under the lawsuit which includes business interruption and property claims, is approximately $2.3 million, plus attorney fees. Additional recoveries, if any, will be recognized when realized.

2. Cherokee Facility

As a result of damage caused by Hurricane Katrina, the natural gas pipeline servicing the Cherokee Facility suffered damage and the owner of the pipeline declared an event of Force Majeure. This event of Force Majeure caused curtailments and interruption in the delivery of natural gas to the Cherokee Facility. CNC's insurer was promptly put on notice of a claim, but the quantification of the claim amount took time and involved the retention of a gas market expert and a business interruption consultant.

On September 25, 2006, CNC filed a contingent business interruption claim. CNC is in discussions with, and providing additional documentation to, the forensic accountant hired by CNC’s insurers to examine the claim. The recovery of this claim, if any, will be recognized when realized.

Securities and Exchange Commission Inquiry

The Securities and Exchange Commission (“SEC”) made an informal inquiry to the Company by letter dated August 15, 2006. The inquiry relates to the restatement of the Company’s consolidated financial statements for the year ending December 31, 2004 and accounting matters relating to the change in inventory accounting from LIFO to FIFO. The Company has responded to the inquiry. At the present time the informal inquiry is not a pending proceeding nor does it rise to the level of a government investigation. Until further communication and clarification with the SEC, if any, the Company is unable to determine:

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

13. Commitments and Contingencies (continued)

•	if the inquiry will ever rise to the level of an investigation or proceeding, or
•	the materiality to the Company’s financial position with respect to enforcement actions, if any, the SEC may have available to it.

We are also involved in various other claims and legal actions which in the opinion of management, after consultation with legal counsel, if determined adversely to us, would not have a material effect on our business, financial condition or results of operations.

14. Stockholders' Equity

Qualified Stock Option Plans - At December 31, 2006, we have a 1993 Stock Option and Incentive Plan (“1993 Plan”) and a 1998 Stock Option Plan (“1998 Plan”). The 1993 Plan has expired, and accordingly, no additional options may be granted from this plan. Options granted prior to the expiration of this plan continue to remain valid thereafter in accordance with their terms. Under the 1998 Plan, we are authorized to grant options to purchase up to 1,000,000 shares of our common stock to our key employees. Effective December 31, 2005, our Board of Directors approved the acceleration of the vesting schedule of 61,500 shares of qualified stock options which would have been fully vested on November 17, 2009. Based on FIN 44, since the modification to the vesting schedule did not renew or increase the life of these stock options, a remeasurement of the stock options was not required and no stock-based compensation was recognized in 2005. At December 31, 2006, there are 8,000 options available to be granted. At December 31, 2006, there were 48,000 options outstanding related to the 1993 Plan and 477,304 options outstanding relating to the 1998 Plan all of which were exercisable. The exercise price of options granted under these plans was equal to the market value of our common stock at the date of grant. For participants who own 10% or more of our common stock at the date of grant, the exercise price is 110% of the market value at the date of grant and the options lapse after five years from the date of grant.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

14. Stockholders' Equity (continued)

Activity in our qualified stock option plans during each of the three years in the period ended December 31, 2006 is as follows:

2006	2005	2004
Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	885,704	$2.78	921,204	$2.65	1,283,800	$2.37
Granted	-	$-	61,500	$5.10	-	$-
Exercised	(352,400)	$4.04	(80,500)	$2.83	(346,596)	$1.59
Cancelled, forfeited or expired	(8,000)	$1.25	(16,500)	$3.79	(16,000)	$2.72
Outstanding at end of year	525,304	$1.97	885,704	$2.78	921,204	$2.65

Exercisable at end of year	525,304	$1.97	885,704	$2.78	863,454	$2.65

Weighted average fair value of options granted during year		N/A		$3.78		N/A

2006	2005	2004
Total intrinsic value of options exercised during the year	$1,886,000	$333,000	$1,896,000

Total fair value of options vested during the year	$-	$362,000	$141,000

The following table summarizes information about qualified stock options outstanding and exercisable at December 31, 2006:

Stock Options Outstanding and Exercisable

Exercise Prices	Shares Outstanding and Exercisable	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Intrinsic Value of Shares Outstanding
$1.25			354,304	2.58	$1.25	$3,660,000
$2.73			119,000	4.92	$2.73	1,053,000
$5.10			52,000	8.92	$5.10	337,000
$1.25	-	$5.10	525,304	3.74	$1.97	$5,050,000

Non-Qualified Stock Option Plans - Our Board of Directors approved the grants of non-qualified stock options to our outside directors, our Chief Executive Officer, Chief Financial Officer and certain key employees, included in the tables below. The option prices are generally based on the market value of our common stock at the dates of grants. Effective December 31, 2005, our Board of Directors approved the acceleration of the vesting schedule of 30,000 shares

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

14. Stockholders' Equity (continued)

of non-qualified stock options which would have been fully vested on April 22, 2008 and 15,000 shares of non-qualified stock options which would have been fully vested on November 7, 2006. Based on FIN 44, since this modification to the vesting schedule did not renew or increase the life of these stock options, a remeasurement of the stock options was not required and no stock-based compensation was recognized in 2005. At December 31, 2006, all outstanding non-qualified stock options were exercisable.

We have an Outside Directors Stock Option Plan (the "Outside Director Plan"). The Outside Director Plan authorizes the grant of non-qualified stock options to each member of our Board of Directors who is not an officer or employee of the Company or its subsidiaries. The maximum number of options that may be issued under the Outside Director Plan is 400,000 of which 295,000 are available to be granted at December 31, 2006. At December 31, 2006, there are 90,000 options outstanding related to the Outside Director Plan.

Activity in our non-qualified stock option plans during each of the three years in the period ended December 31, 2006 is as follows:

2006	2005	2004
Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,005,600	$2.00	1,014,000	$2.01	1,254,000	$2.17
Granted	-	$-	-	$-	-	$-
Exercised	(22,000)	$2.68	(8,400)	$2.44	(235,000)	$2.81
Surrendered, forfeited, or expired	(3,000)	$4.19	-	$-	(5,000)	$4.19
Outstanding at end of year	980,600	$1.98	1,005,600	$2.00	1,014,000	$2.01

Exercisable at end of year	980,600	$1.98	1,005,600	$2.00	913,250	$1.87

2006	2005	2004
Total intrinsic value of options exercised during the year	$147,000	$38,000	$1,173,000

Total fair value of options vested during the year	$-	$257,000	$126,000

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

14. Stockholders' Equity (continued)

The following table summarizes information about non-qualified stock options outstanding and exercisable at December 31, 2006:

Stock Options Outstanding and Exercisable
Exercise Prices	Shares Outstanding and Exercisable	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Intrinsic Value of Shares Outstanding
$1.25	-	$1.38	706,500	2.58	$1.26	$7,291,000
$2.62	-	$2.73	86,500	5.15	$2.70	768,000
$4.19			102,600	1.33	$4.19	758,000
$4.54	-	$5.36	85,000.58		$4.59	594,000
$1.25	-	$5.36	980,600	2.51	$1.98	$9,411,000

On June 19, 2006, the Executive Compensation and Option Committee of our Board of Directors granted 450,000 shares of non-qualified stock options to certain employees which are subject to shareholders’ approval. The option price of these options is $8.01 per share which is based on the market value of our common stock at the date of authorization. These options will vest over a ten-year period at a rate of 10% per year and expire on September 16, 2016 with certain restrictions. Under SFAS 123(R), the fair value for these options will be estimated, using an option pricing model, as of the date we receive shareholders’ approval which is currently expected to be no later than our 2007 annual shareholders’ meeting. In general, a ratable portion of the total estimated fair value relating to these options will be charged to selling, general, and administrative expense (“SG&A”) at the date of shareholders’ approval and the remaining balance amortized to SG&A over the options’ remaining vesting period.

Preferred Share Purchase Rights - In 1999, we adopted a preferred share rights plan (the "Rights Plan"). Under the Rights Plan, we declared a dividend distribution of one Renewed Preferred Share Purchase Right (the "Renewed Preferred Right") for each outstanding share of our common stock outstanding as of February 27, 1999 and all further issuances of our common stock would carry the rights. The Rights Plan has a term of ten years from its effective date. The Renewed Preferred Rights are designed to ensure that all of our stockholders receive fair and equal treatment in the event of a proposed takeover or abusive tender offer.

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

14. Stockholders' Equity (continued)

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

Other - As of December 31, 2006, there was a warrant outstanding (exercisable at $3.49 per share until March 2008) to purchase 112,500 shares of common stock.

In March 2005, holders exercised certain warrants, under a cashless exercise provision, to purchase 586,140 shares of our common stock.

As of December 31, 2006, we have reserved 5.3 million shares of common stock issuable upon potential conversion of convertible debt, preferred stocks, stock options and warrants pursuant to original terms. See Note 22 - Subsequent Events.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

15. Non-Redeemable Preferred Stock

The 20,000 shares of Series B cumulative, convertible preferred stock, $100 par value, are convertible, in whole or in part, into 666,666 shares of our common stock (33.3333 shares of common stock for each share of preferred stock) at any time at the option of the holder and entitle the holder to one vote per share. The Series B preferred stock provides for annual cumulative dividends of 12% from date of issue, payable when and as declared. During each quarter in 2006, our board of directors declared nominal dividends of $.37 per share on our outstanding Series B preferred stock. At December 31, 2006, $1.65 million of dividends ($82.52 per share) on the Series B preferred stock were in arrears.

The Class C preferred stock, designated as a $3.25 convertible exchangeable Class C preferred stock, Series 2, has no par value ("Series 2 Preferred"). The Series 2 Preferred has a liquidation preference of $50.00 per share plus accrued and unpaid dividends and is convertible at the option of the holder at any time, unless previously redeemed, into our common stock at an initial conversion price of $11.55 per share (equivalent to a conversion rate of approximately 4.3 shares of common stock for each share of Series 2 Preferred), subject to adjustment under certain conditions. Upon the mailing of notice of certain corporate actions, holders will have special conversion rights for a 45-day period. The Series 2 Preferred is redeemable at our option, in whole or in part, at $50.00 per share, plus accrued and unpaid dividends to the redemption date. Dividends on the Series 2 Preferred are cumulative and payable quarterly in arrears. During each quarter in 2006, our board of directors declared nominal dividends of $.10 per share on the then outstanding Series 2 Preferred. At December 31, 2006, $11.97 million of dividends ($23.975 per share) on the Series 2 Preferred were in arrears.

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

During October 2006, we entered into agreements (“Exchange Agreements”) with certain holders of our Series 2 Preferred. Pursuant to the terms of the Exchange Agreements, we issued 773,655 shares of our common stock in exchange for 104,548 shares of Series 2 Preferred and the waiver by the holders of their rights to all unpaid dividends. As of the date of the Exchange Agreements, the amount of unpaid dividends on the Series 2 Preferred was approximately $2.4 million ($23.2625 per share). Because the exchanges were pursuant to terms other the original terms, the transactions were considered extinguishments of the preferred stock. In addition, the transactions qualified as induced conversions under SFAS 84. Accordingly, we recorded a charge (stock dividend) to accumulated deficit of approximately $2.9 million which equaled the excess of the fair value of the common stock issued over the fair value of the common stock issuable pursuant to the original conversion terms. To measure fair value, we used the closing price of our common stock on the day the parties entered into an Exchange Agreement.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

15. Non-Redeemable Preferred Stock (continued)

During November 2006, we entered into an agreement with Jayhawk Capital Management, L.L.C. and certain of its affiliates (collectively, the “Jayhawk Group”). Under the agreement, the Jayhawk Group agreed, if the Company made an exchange offer for the Series 2 Preferred, to tender 180,450 shares of the 346,662 shares of Series 2 Preferred owned by the Jayhawk Group. In addition, as a condition to the Jayhawk Group’s obligation to tender such shares of Series 2 Preferred in an exchange offer, the agreement further provides that Jack E. Golsen (Chairman of the Board and CEO of the Company), his wife, children and certain entities controlled by them (the “Golsen Group”) would exchange only 26,467 of the 49,550 shares of Series 2 Preferred beneficially owned by them. As a result, only 309,807 of the 499,102 shares of Series 2 Preferred outstanding would be eligible to participate in an exchange offer, with the remaining 189,295 being held by the Jayhawk Group and the Golsen Group. See Note 22 - Subsequent Events for a discussion concerning the subsequent exchange offer.

During 2006, we purchased 1,600 shares of Series 2 Preferred in the open market for $95,000 (average cost of $59.74 per share). These shares are to be cancelled by the Company. During 2005, we purchased 13,300 shares of Series 2 Preferred in the open market for $597,000 (average cost of $44.90 per share). These shares are being held as treasury stock. During 2004, we purchased 5,000 shares of Series 2 Preferred in the open market for $271,000 ($54.12 per share). These shares were cancelled by the Company.

The 1,000,000 shares of Class C preferred stock, designated as Series D 6% cumulative, convertible Class C preferred stock (“Series D Preferred”), have no par value and are convertible, in whole or in part, into 250,000 shares of our common stock (1 share of common stock for 4 shares of preferred stock) at any time at the option of the holder. Dividends on the Series D Preferred are cumulative and payable annually in arrears at the rate of 6% per annum of the liquidation preference of $1.00 per share but will be paid only after accrued and unpaid dividends are paid on the Series 2 Preferred. At December 31, 2006, dividends of $300,000 ($0.30 per share) on the Series D Preferred were in arrears. Each holder of the Series D Preferred shall be entitled to .875 votes per share.

At December 31, 2006, we are authorized to issue an additional 229,317 shares of $100 par value preferred stock and an additional 3,500,898 shares of no par value preferred stock. Upon issuance, our Board of Directors will determine the specific terms and conditions of such preferred stock.

16. Executive Benefit Agreements and Employee Savings Plans

In 1981, we entered into individual death benefit agreements with certain key executives (“1981 Agreements”). Under the 1981 Agreements, should the executive die while employed, we are required to pay the beneficiary named in the agreement in 120 equal monthly installments aggregating to an amount specified in the agreement. At December 31, 2006, the monthly installments specified in the 1981 Agreements total $34,000 and the aggregate undiscounted death benefits are $4.1 million. The benefits under the 1981 Agreements are forfeited if the

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

16. Executive Benefit Agreements and Employee Savings Plans (continued)

respective executive's employment is terminated for any reason prior to death. The 1981 Agreements may be terminated by the Company at any time and for any reason prior to the death of the employee.

In 1992, we entered into individual benefit agreements with certain key executives (“1992 Agreements”) that provide for annual benefit payments for life (in addition to salary) ranging from $16,000 to $18,000 payable in monthly installments when the employee reaches age 65. As of December 31, 2006 and 2005, the liability for benefits under the 1992 Agreements is $979,000 and $938,000, respectively, which is included in current and noncurrent accrued and other liabilities in the accompanying consolidated balance sheets. The liability reflects the present value of the remaining estimated payments at discount rates of 6.01% and 5.57% as of December 31, 2006 and 2005, respectively. Future estimated undiscounted payments aggregate to $2.1 million as of December 31, 2006. For 2006, 2005 and 2004, charges to selling, general and administrative expense for these benefits were $75,000, $110,000 and $171,000, respectively. As part of the 1992 Agreements, should the executive die prior to attaining the age of 65, we will pay the beneficiary named in the agreement in 120 equal monthly installments aggregating to an amount specified in the agreement. This amount is in addition to any amount payable under the 1981 Agreement should that executive have both a 1981 and 1992 agreement. At December 31, 2006, the aggregate undiscounted death benefit payments specified in the 1992 Agreements are $615,000. The benefits under the 1992 Agreements are forfeited if the respective executive's employment is terminated prior to age 65 for any reason other than death. The 1992 Agreements may be terminated by the Company at any time and for any reason prior to the death of the employee.

In 2005, we entered into a death benefit agreement (“2005 Agreement”) with our CEO. The Death Benefit Agreement provides that, upon our CEO’s death, we will pay to our CEO’s designated beneficiary, a lump-sum payment of $2.5 million to be funded from the net proceeds received by us under certain life insurance policies on our CEO’s life that are owned by us. We are obligated to keep in existence life insurance policies with a total face amount of no less than $2.5 million of the stated death benefit. As of December 31, 2006, the life insurance policies owned by us on the life of our CEO have a total face amount of $7 million. The benefit under the 2005 Agreement is not contingent upon continued employment and may be amended at any time by written agreement executed by the CEO and the Company.

As of December 31, 2006, the liability for death benefits under the 1981, 1992 and 2005 Agreements is $1,446,000 ($869,000 at December 31, 2005) which is included in current and noncurrent accrued and other liabilities. We accrue for such liabilities when they become probable and discount the liabilities to their present value.

To assist us in funding the benefit agreements discussed above and for other business reasons, we purchased life insurance contracts on various individuals in which we are the beneficiary. As of December 31, 2006, the total face amount of these policies is $21 million of which $2.5

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

16. Executive Benefit Agreements and Employee Savings Plans (continued)

million of the proceeds is required to be paid under the 2005 Agreement as discussed above. Some of these life insurance policies have cash surrender values that we have borrowed against. The cash surrender values are included in other assets in the amounts of $917,000 and $632,000, net of borrowings of $2,084,000 and $1,939,000 at December 31, 2006 and 2005, respectively. Increases in cash surrender values of $432,000, $574,000 and $465,000 are netted against the premiums paid for life insurance policies of $837,000, $1,037,000 and $678,000 in 2006, 2005 and 2004, respectively, and are included in selling, general and administrative expense.

We sponsor a savings plan under Section 401(k) of the Internal Revenue Code under which participation is available to substantially all full-time employees. We do not presently contribute to this plan except for EDC and Cherokee Nitrogen Company’s union employees and EDNC employees which amounts were not material for each of the three years ended December 31, 2006.

17. Fair Value of Financial Instruments

The following discussion of fair values is not indicative of the overall fair value of our assets and liabilities since the provisions of SFAS 107 do not apply to all assets, including intangibles.

As of December 31, 2006 and 2005, due to their short-term nature, the carrying values of financial instruments classified as cash, restricted cash, accounts receivable, accounts payable, short-term financing and drafts payable, and accrued and other liabilities approximated their estimated fair values. Carrying values for our interest rate cap contracts and exchange-traded futures contracts approximate their fair value since they are accounted for on a mark-to-market basis. Carrying values for variable rate borrowings are believed to approximate their fair value. Fair values for fixed rate borrowings, other than the Debentures and the Notes, are estimated using a discounted cash flow analysis that applies interest rates currently being offered on borrowings of similar amounts and terms to those currently outstanding while also taking into consideration our current credit worthiness. The estimated fair value of the Debentures is based on the conversion rate and market price of our common stock at December 31, 2006. At December 31, 2005, the fair value for the Notes was based on market quotations; however, there had been a low volume of trading activity. In 2006, we purchased the $13.3 million of the Notes at carrying value.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

17. Fair Value of Financial Instruments (continued)

December 31, 2006	December 31, 2005
Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
(In thousands)
Variable Rate:
Senior Secured Loan (1)	$53,774	$50,000	$48,695	$50,000
Bank debt and equipment financing	28,565	28,565	35,197	35,197

Fixed Rate:
Bank debt and equipment financing	14,853	15,127	13,574	13,627
7% Convertible Senior Subordinated Notes	6,543	4,000
Senior Unsecured Notes due 2007	-	-	6,118	13,300
	$103,735	$97,692	$103,584	$112,124

(1) The Senior Secured Loan has a variable interest rate not to exceed 11% or 11.5% depending on ThermaClime’s leverage ratio.

18. Property and Business Interruption Insurance Recoveries

Beginning in October 2004 and continuing into June 2005, the Chemical Business’ results were adversely affected as a result of the loss of production due to a mechanical failure of one of the four nitric acid plants at the El Dorado Facility. The plant was restored to normal production in June 2005. We filed insurance claims for recovery of business interruption and property losses related to this incident. For 2006 and 2005, we realized insurance recoveries of $882,000 and $1,929,000, respectively, relating to the business interruption claim which is recorded as a reduction to cost of sales. For 2005, we recognized insurance recoveries totaling $1,618,000, of which most were under our replacement cost insurance policy relating to this property damage claim which are recorded as other income. We have instituted litigation for the balance of our business interruption and property insurance claims relating to this incident. Additional recoveries, if any, related to this incident will be recognized when realized.

Beginning in 2001 through 2003, we incurred business interruptions when the sulfuric acid plant at the El Dorado Facility experienced several mechanical problems with a boiler that had been repaired by one of our vendors. As a result, other equipment was also damaged at the plant. During 2004, net settlements of $1,497,000 were reached with the vendor’s insurance carrier and our insurance carriers. These settlements are classified as a reduction of cost of sales in 2004.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

19. Other Expense, Other Income and Non-Operating Other Income, net

Year ended December 31,
2006	2005	2004
(In thousands)
Other expense:
Litigation settlement (1)	$300	$-	$-
Impairments of long-lived assets (2)	286	237	737
Other miscellaneous expense (3)	136	95	374
Total other expense	$722	$332	$1,111
Other income:
Arbitration award	$1,217	$-	$-
Property insurance recoveries in excess of losses incurred	-	1,618	-
Rental income	25	142	128
Gains on the sale of property and equipment, net	12	714	340
Other miscellaneous income (3)	305	208	206
Total other income	$1,559	$2,682	$674
Non-operating other income, net:
Interest income	$523	$174	$121
Net proceeds from certain key individual life insurance policies (4)	-	1,162	-
Gains on sale of certain current assets, primarily precious metals	-	237	2,335
Miscellaneous income (3)	199	137	137
Miscellaneous expense (3)	(98)	(149)	(159)
Total non-operating other income, net	$624	$1,561	$2,434

(1)  During 2006, a litigation settlement was reached relating to an asserted financing fee.

(2) Based on estimates of the fair values obtained from external sources and estimates made internally based on inquiry and other techniques, we recognized the following impairments:

Year ended December 31,
2006	2005	2004
Chemical Business assets	$286	$117	$362
Corporate assets	-	120	375
	$286	$237	$737

(3) Amounts represent numerous unrelated transactions, none of which are individually significant requiring separate disclosure.

(4) Amount relates to the recognition in net proceeds from life insurance policies due to the unexpected death of one of our executives in January 2005.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

20. Segment Information

Factors Used by Management to Identify the Enterprise's Reportable Segments and Measurement of Segment Income or Loss and Segment Assets

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

Description of Each Reportable Segment

Climate Control

This business segment manufactures and sells, primarily from its various facilities in Oklahoma City, a variety of heating, ventilation, and air conditioning (“HVAC”) products for use in commercial and residential new building construction, renovation of existing buildings and replacement of existing systems. Our HVAC products consist of geothermal and water source heat pumps, hydronic fan coils, and other HVAC products including large custom air handlers, modular chiller systems and other products and services. Our various facilities in Oklahoma City comprise substantially all of the Climate Control segment's operations. Sales to customers of this segment primarily include original equipment manufacturers, contractors and independent sales representatives located throughout the world.

Chemical

This business segment manufactures and sells concentrated, blended and regular nitric acid, mixed nitrating acids, metallurgical and commercial grade anhydrous ammonia, sulfuric acid, and high purity ammonium nitrate for industrial applications, anhydrous ammonia, ammonium nitrate, urea ammonium nitrate, and ammonium nitrate ammonia solution for agricultural applications, and industrial grade ammonium nitrate and solutions for the mining industry. Our primary manufacturing facilities are located in El Dorado, Arkansas, Baytown, Texas and Cherokee, Alabama. Sales to customers of this segment primarily include industrial users of acids throughout the United States and parts of Canada, farmers, ranchers, fertilizer dealers and distributors located in the Central and Southeastern United States, and explosive manufacturers in the United States.

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

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

20. Segment Information (continued)

As of December 31, 2006, our Chemical Business employed 357 persons, with 117 represented by unions under agreements expiring in July through November of 2007.

Other

The business operation classified as “Other” sells industrial machinery and related components to machine tool dealers and end users located primarily in North America.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

20. Segment Information (continued)

Segment Financial Information

Information about our continuing operations in different industry segments for each of the three years in the period ended December 31, is detailed below.

2006	2005	2004
(In Thousands)
Net sales:
Climate Control:
Geothermal and water source heat pumps	$134,210	$85,268	$73,920
Hydronic fan coils	59,497	53,564	48,760
Other HVAC products	27,454	18,027	18,334
Total Climate Control	221,161	156,859	141,014

Chemical:
Industrial acids and other chemical products	95,208	80,228	82,040
Agricultural products	89,735	80,638	72,154
Mining products	75,708	72,581	62,070
Total Chemical	260,651	233,447	216,264
Other	10,140	6,809	6,706
	$491,952	$397,115	$363,984
Gross profit:
Climate Control	$65,496	$48,122	$42,721
Chemical	22,438	16,426	8,917
Other	3,343	2,330	2,145
	$91,277	$66,878	$53,783
Operating income (loss):
Climate Control	$25,428	$14,097	$11,707
Chemical	10,200	7,703	(877)
General corporate expenses and other business operations, net (1)	(8,074)	(6,835)	(7,586)
	27,554	14,965	3,244
Interest expense	(11,915)	(11,407)	(7,393)
Gains on extinguishment of debt	-	-	4,400
Provision for loss on notes receivable-Climate Control	-	-	(1,447)
Non-operating income (expense), net:
Climate Control	1	-	-
Chemical	311	362	2,463
Corporate and other business operations	312	1,199	(29)
Provision for income taxes	(901)	(118)	-
Equity in earnings of affiliate - Climate Control	821	745	668
Income from continuing operations before cumulative effect of accounting change	$16,183	$5,746	$1,906

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

20. Segment Information (continued)

(1) General corporate expenses and other business operations, net consist of the following:

2006	2005	2004
(In Thousands)
Gross profit-Other	$3,343	$2,330	$2,145
Selling, general and administrative:
Personnel costs	(5,862)	(5,258)	(4,194)
Professional fees	(3,004)	(2,398)	(2,672)
Office overhead	(598)	(598)	(637)
Property, franchise and other taxes	(198)	(250)	(283)
All other	(1,467)	(1,424)	(1,703)
Total selling, general and administrative	(11,129)	(9,928)	(9,489)

Other income	28	883	144
Other expense	(316)	(120)	(386)
Total general corporate expenses and other business operations, net	$(8,074)	$(6,835)	$(7,586)

Information about our property, plant and equipment and total assets by industry segment is detailed below:

2006	2005	2004
(In Thousands)
Depreciation of property, plant and equipment:
Climate Control	$2,591	$2,223	$1,720
Chemical	8,633	8,503	8,288
Corporate assets and other	157	149	186
Total depreciation of property, plant and equipment	$11,381	$10,875	$10,194

Additions to property, plant and equipment:
Climate Control	$7,600	$4,322	$730
Chemical	6,482	11,617	8,606
Corporate assets and other	37	232	96
Total additions to property, plant and equipment	$14,119	$16,171	$9,432

Total assets:
Climate Control	$97,166	$60,970	$54,423
Chemical	109,122	111,212	94,981
Corporate assets and other	13,639	16,781	18,164
Total assets	$219,927	$188,963	$167,568

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

20. Segment Information (continued)

Net sales by industry segment include net sales to unaffiliated customers as reported in the consolidated financial statements. Net sales classified as “Other” consist of sales of industrial machinery and related components. Intersegment net sales are not significant.

Gross profit by industry segment represents net sales less cost of sales. Gross profit classified as “Other” relates to the sales of industrial machinery and related components.

Our chief operating decision makers use operating income (loss) by industry segment for purposes of making decisions which include resource allocations and performance evaluations. Operating income (loss) by industry segment represents gross profit by industry segment less selling, general and administrative expense (“SG&A”) incurred by each industry segment plus other income and other expense earned/incurred by each industry segment before general corporate expenses and other business operations, net. General corporate expenses and other business operations, net consist of unallocated portions of gross profit, SG&A, other income and other expense.

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

Information about our domestic and foreign operations from continuing operations for each of the three years in the period ended December 31, is detailed below:

Geographic Region	2006	2005	2004
(In Thousands)
Net sales:
Domestic operations	$491,952	$397,115	$360,176
Foreign operations (1)	-	-	3,808
	$491,952	$397,115	$363,984

Income (loss) from continuing operations before cumulative effect of accounting change:
Domestic operations	$16,205	$5,768	$2,501
Foreign operations (1)	(22)	(22)	(595)
	$16,183	$5,746	$1,906

Note: All long-lived assets relate to domestic operations for the periods presented.

(1) Net sales by foreign operations are to unaffiliated customers. The 2004 amounts relate primarily to MultiClima’s operations as discussed in Note 2 - Summary of Significant Accounting Policies.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

20. Segment Information (continued)

Net sales to unaffiliated customers include foreign export sales as follows:

Geographic Area	2006	2005	2004
(In Thousands)
Canada	$14,869	$12,077	$11,464
Mexico, Central and South America	3,240	581	1,075
Europe	1,732	1,148	1,752
South and East Asia	1,271	1,502	1,173
Caribbean	968	282	-
Middle East	688	2,647	2,193
Other	390	365	320
	$23,158	$18,602	$17,977

Major Customers

Net sales to one customer, Orica USA, Inc., of our Chemical Business segment represented approximately 10%, 11% and 10% of our total net sales for 2006, 2005 and 2004, respectively. Under the terms of the Supply Agreement, EDC will supply from the El Dorado Facility industrial grade ammonium nitrate through 2010.

Net sales to another customer, Bayer, of our Chemical Business segment represented approximately 7%, 9% and 11% of our total net sales for 2006, 2005 and 2004, respectively. Under the terms of the Bayer Agreement, Bayer will purchase, from one of our subsidiaries, all of its requirements for nitric acid to be used at the Baytown, Texas facility for a term through at least May 2009, with provisions for renewal thereafter.

21. Related Party Transactions

One of the manufacturing facilities within our Climate Control Business sustained substantial water damage in its office area resulting from the improper installation by an unrelated third-party vendor of certain plumbing to a water line. As a result of the water damage, it became necessary to replace all of the carpet in the office area of the facility. During 2006, we purchased replacement carpet from a company (“Designer Rugs”) owned by Linda Golsen Rappaport, the daughter of Jack E. Golsen, our Chairman and Chief Executive Officer, and sister of Barry H. Golsen, our President. We paid approximately $159,000 to Designer Rugs for the new carpet, removal of the damaged carpeting and installation of the new carpet. During the second quarter of 2006, we were reimbursed under our insurance coverage for the cost of the carpet and installation except for a deductible amount of $25,000.

In addition, another subsidiary within our Climate Control Business is in the process of remodeling their offices including the replacement of carpet and flooring throughout the office area. Payments totaling $69,000 were made during 2006 towards a purchase totaling $75,000

21. Related Party Transactions (continued)

from Designer Rugs. Substantially all of the carpet was delivered and installed in 2006. Final completion expected early in 2007.

During 2006, Jayhawk purchased $1 million principal amount of the Debentures. In addition, we purchased $1 million principal amount of the Notes held by Jayhawk. Jayhawk earned interest of $117,000 relating to these debt instruments in 2006.

During 2006 we paid nominal cash dividends to holders of certain series of our preferred stock. These dividend payments included $91,000 and $133,000 to the Golsen Group and the Jayhawk Group, respectively. Additionally, the dividend payments included $23,000 collectively to the significant shareholders discussed below.

In October 2006, we issued 773,655 shares of our common stock to certain holders of our Series 2 Preferred in exchange for 104,548 shares of Series 2 Preferred. The shares of common stock issued included 303,400 and 262,167 shares issued for exchange for 41,000 and 35,428 shares of Series 2 Preferred stock to Paul Denby and James Sight (“Significant Shareholders”), respectively, or to entities controlled by the Significant Shareholders.

During November 2006, we entered into the Jayhawk Agreement with the Jayhawk Group. Under the Jayhawk Agreement, the Jayhawk Group agreed, if we made an exchange offer for the Series 2 Preferred, to tender 180,450 shares of the 346,662 shares of Series 2 Preferred owned by the Jayhawk Group. In addition, as a condition to the Jayhawk Group’s obligation to tender the shares of Series 2 Preferred in an exchange offer, the Jayhawk Agreement further provided that the Golsen Group would exchange 26,467 shares of Series 2 Preferred beneficially owned by them. See Note 22-Subsequent Events.

22. Subsequent Events (Unaudited)

On January 26, 2007, our Board of Directors approved and on February 9, 2007, we began an exchange offer to exchange shares of our common stock for up to 309,807 of the 499,102 outstanding shares of the Series 2 Preferred. The exchange offer expired on March 12, 2007. The terms of the exchange offer provided for the issuance by the Company of 7.4 shares of common stock in exchange for each share of Series 2 Preferred tendered in the exchange offer and the waiver of all rights to accrued and unpaid dividends on the Series 2 Preferred tendered. As a result of this exchange offer, we issued 2,262,965 shares of our common stock for 305,807 shares of Series 2 Preferred that were tendered. In addition, an aggregate of approximately $7.3 million in accrued and unpaid dividends were waived as a result of this exchange offer. This exchange transaction qualified as an induced conversion under SFAS 84. As a result, in the first quarter of 2007, we will record a charge (stock dividend) to accumulated deficit which will equal the excess of the fair value of the common stock issued over the fair value of the common stock issuable pursuant to the original conversion terms. In addition, such stock dividend will decrease net income applicable to common stock, thereby negatively impacting earnings per common share for the first quarter of 2007.

22. Subsequent Events (Unaudited) (continued)

Pursuant to the Jayhawk Agreement and the terms of the exchange offer, the Jayhawk Group and the Golsen Group tendered 180,450 and 26,467 shares, respectively, of Series 2 Preferred for 1,335,330 and 195,855 shares, respectively, of our common stock and waived a total of approximately $5.0 million in accrued and unpaid dividends.

During February 2007, $3.0 million of the Debentures were converted into 423,750 shares of our common stock at the conversion price of $7.08 per common share.

On March 6, 2007, our stockholders approved two amendments to the Series 2 Preferred, which amendments became effective on that date. The first amendment provides that the right of the holders of the Series 2 Preferred to elect two directors to our board of directors when at least six quarterly dividends on the Series 2 Preferred are in arrears and unpaid may be exercised only if and so long as at least 140,000 shares of Series 2 Preferred are issued and outstanding. The second amendment permits us to purchase or otherwise acquire shares of our common stock for a five-year period even though cumulative accrued and unpaid dividends exist on the Series 2 Preferred. The five-year period commenced on March 13, 2007, upon the completion of the exchange offer.

LSB Industries, Inc.

Supplementary Financial Data

Quarterly Financial Data (Unaudited)

(In Thousands, Except Per Share Amounts)

Three months ended
March 31	June 30	September 30	December 31
2006

Net sales (1)	$111,857	$132,391	$123,968	$123,736
Gross profit (1) (2)	$19,757	$25,182	$23,866	$22,472
Income from continuing operations (2) (3)	$2,656	$6,677	$3,453	$3,397
Net loss from discontinued operations	(100)	(31)	(113)	(9)
Net income	$2,556	$6,646	$3,340	$3,388
Net income applicable to common stock	$2,004	$6,094	$2,789	$2,413

Income per common share:
Basic:
Income from continuing operations	$.16	$.44	$.21	$.15
Loss from discontinued operations, net	(.01)	-	(.01)	-
Net income	$.15	$.44	$.20	$.15

Diluted:
Income from continuing operations	$.13	$.34	$.18	$.14
Loss from discontinued operations, net	(.01)	-	(.01)	-
Net income	$.12	$.34	$.17	$.14

2005

Net sales (1)	$86,775	$109,606	$105,280	$95,454
Gross profit (1) (2)	$14,720	$17,912	$18,069	$16,177
Income from continuing operations (2) (3)	$1,414	$2,077	$2,168	$87
Net loss from discontinued operations	-	-	(512)	(132)
Net income (loss)	$1,414	$2,077	$1,656	$(45)
Net income (loss) applicable to common stock	$852	$1,522	$1,102	$(657)

Income (loss) per common share:
Basic:
Income (loss) from continuing operations	$.06	$.11	$.12	$(.04)
Loss from discontinued operations, net	-	-	(.04)	(.01)
Net income (loss)	$.06	$.11	$.08	$(.05)

Diluted:
Income (loss) from continuing operations	$.06	$.10	$.10	$(.04)
Loss from discontinued operations, net	-	-	(.03)	(.01)
Net income (loss)	$.06	$.10	$.07	$(.05)

F-6\1

LSB Industries, Inc.

Supplementary Financial Data

Quarterly Financial Data (Unaudited) (continued)

(1) As discussed in Note 1 of the Notes to Consolidated Financial Statements, we made classification changes relating to extended warranty contracts and warranty expense. The following table reconciles net sales and gross profit as previously reported:

Three months ended
March 31	June 30	September 30	December 31
(In Thousands)
Net sales:
2006:
As previously reported	$111,744	$132,273	$123,847	N/A
Change in classification	113	118	121
As adjusted	$111,857	$132,391	$123,968

2005:
As previously reported	$86,681	$109,508	$105,181	$95,352
Change in classification	94	98	99	102
As adjusted	$86,775	$109,606	$105,280	$95,454

Gross profit:
2006:
As previously reported	$19,547	$24,963	$23,567	N/A
Change in classification	210	219	299
As adjusted	$19,757	$25,182	$23,866

2005:
As previously reported	$14,549	$17,720	$17,733	$16,069
Change in classification	171	192	336	108
As adjusted	$14,720	$17,912	$18,069	$16,177

(2) The following items increased (decreased) gross profit and income from continuing operations:

Three months ended
March 31	June 30	September 30	December 31
(In Thousands)
Business interruption insurance recoveries:
2006	$554	$41	$287	$-
2005	$-	$-	$-	$1,929

Precious metals recoveries:
2006	$939	$186	$1,267	$-
2005	$1,053	$125	$-	$872

Changes in inventory reserves:
2006	$836	$(297)	$366	$(194)
2005	$242	$674	$77	$(1,232)

LSB Industries, Inc.

Supplementary Financial Data

Quarterly Financial Data (Unaudited) (continued)

(3) The following items increased (decreased) income from continuing operations:

Three months ended
March 31	June 30	September 30	December 31
(In Thousands)
Award received related to Trison arbitration:
2006	$-	$-	$-	$1,217

Professional fees related to Trison arbitration:
2005	$(125)	$(320)	$(645)	$-

Gains (losses) on sale of assets:
2006	$15	$(8)	$3	$2
2005	$422	$322	$15	$(45)

Net proceeds from life insurance:
2005	$1,138	$24	$-	$-

Gains on property insurance recoveries:
2005	$-	$523	$647	$448

LSB Industries, Inc.

Schedule I - Condensed Financial Information of Registrant

Condensed Balance Sheets

The following condensed financial statements in this Schedule I are of the parent company only, LSB Industries, Inc.
December 31,
2006	2005
(In Thousands)
Assets
Current assets:
Cash	$881	$1,783
Accounts receivable, net	43	52
Supplies, prepaid items and other	2,734	2,689
Investment in senior unsecured notes of a subsidiary	6,950	-
Due from subsidiaries	5,413	1,872
Total current assets	16,021	6,396

Property, plant and equipment, net	192	234
Note receivable from a subsidiary	6,400	-
Investments in and due from subsidiaries	41,014	25,639
Other assets, net	800	315
	$64,427	$32,584

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$142	$129
Accrued and other liabilities	1,050	1,014
Redeemable, noncumulative, convertible preferred stock	65	83
Current portion of long-term debt	44	41
Total current liabilities	1,301	1,267

Long-term debt	4,038	1,727
Due to subsidiaries	2,558	2,558
Noncurrent accrued and other liabilities	2,344	1,745

Stockholders' equity:
Preferred stock	28,870	34,177
Common stock	2,022	1,708
Capital in excess of par value	79,838	57,547
Accumulated deficit	(48,952)	(61,738)
	61,778	31,694
Less treasury stock	7,592	6,407
Total stockholders' equity	54,186	25,287
	$64,427	$32,584

See accompanying notes.

LSB Industries, Inc.

Schedule I - Condensed Financial Information of Registrant

Condensed Statements of Income

Year ended December 31,
2006	2005	2004
(In Thousands)
Fees under service, tax sharing and management agreements with subsidiaries	$2,801	$1,001	$1,001

Selling, general and administrative expense	4,367	4,161	3,352
Other income, net	(308)	(708)	(594)

Operating loss	(1,258)	(2,452)	(1,757)

Interest expense	4,452	2,553	1,427
Net proceeds from certain key individual life insurance policies	-	(1,162)	-
Interest and other non-operating income, net	(1,355)	(373)	(229)

Loss from continuing operations	(4,355)	(3,470)	(2,955)

Equity in earnings of subsidiaries	20,538	9,216	4,325
Net loss from discontinued operations	(253)	(644)	-

Net income	$15,930	$5,102	$1,370

See accompanying notes.

LSB Industries, Inc.

Schedule I - Condensed Financial Information of Registrant

Condensed Statements of Cash Flows
Year ended December 31,
2006	2005	2004
(In Thousands)
Net cash flows used by operating activities	$(985)	$(2,484)	$(2,950)

Cash flows from investing activities:
Capital expenditures	(30)	(9)	(27)
Proceeds from sales of property and equipment	-	-	4
Purchase of senior unsecured notes of a subsidiary	(6,950)	-	-
Note receivable from a subsidiary	(6,400)	-	-
Other assets	(209)	40	-
Net cash provided (used) by investing activities	(13,589)	31	(23)

Cash flows from financing activities:
Proceeds from 7% convertible debentures, net of fees	16,520	-	-
Proceeds from other long-term debt	-	-	22
Payments on other long-term debt	(1,655)	(4)	(277)
Net change in due to/from subsidiaries	(1,134)	4,475	2,658
Proceeds from exercise of stock options	298	248	820
Dividends paid on preferred stock	(262)	-	-
Acquisition of non-redeemable preferred stock	(95)	(597)	(271)
Net cash provided by financing activities	13,672	4,122	2,952
Net increase (decrease) in cash	(902)	1,669	(21)

Cash at the beginning of year	1,783	114	135

Cash at the end of year	$881	$1,783	$114

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

2. Debt Issuance Costs

In 2006, the Company incurred debt issuance costs of $1,480,000 relating to the Debentures. During 2006, a portion of the Debentures were converted into our common stock. As a result of the conversions, approximately $998,000 of the debt issuance costs, net of amortization, associated with the Debentures was charged against capital in excess of par value.

3. Commitments and Contingencies

The Company has guaranteed the payment of principal and interest under the terms of various debt. Subsidiaries’ long-term debt outstanding at December 31, 2006, which is guaranteed by the Company is as follows (in thousands):

Senior Secured Loan due 2009	$50,000
Secured revolving credit facility - ThermaClime	26,048
Other, most of which is collateralized by machinery, equipment and real estate	16,333
$92,381

In addition, the Company has guaranteed approximately $4.9 million of our subsidiaries performance bonds.

See Notes 11 and 13 of the notes to the Company's consolidated financial statements for discussion of the long-term debt and commitments and contingencies.

4. Preferred Stock and Stockholders' Equity

At December 31, 2006 and 2005, a subisdiary of the Company owns 2,451,527 shares of the Company's common stock which shares have been considered as issued and outstandig in the accompanying Condensed Balance Sheets included in this Schedule I - Condensed Financial Information of Registrant. See Notes 10, 14 and 15 of notes to the Company's consolidated financial statements for duscussion of matters relating to the Company's preferred stock and other shockholders' equity matters.

LSB Industries, Inc.

Schedule II - Valuation and Qualifying Accounts

Years ended December 31, 2006, 2005 and 2004

(In Thousands)

Description	Balance at Beginning of Year	Additions- Charges to (Recoveries) Costs and Expenses	Deductions- Write-offs/ Costs Incurred	Balance at End of Year
Accounts receivable - allowance for doubtful accounts (1):
2006	$2,680	$426	$837	$2,269

2005	$2,332	$810	$462	$2,680

2004	$3,225	$211	$1,104	$2,332

Inventory-reserve for slow-moving items (1):
2006	$1,028	$258	$457	$829

2005	$908	$121	$1	$1,028

2004	$1,441	$303	$836	$908

Notes receivable - allowance for doubtful accounts (1):
2006	$970	$-	$-	$970

2005	$1,020	$-	$50	$970

2004	$13,655	$1,447	$14,082	$1,020

Deferred tax assets - valuation (1):
2006	$26,146	$		$6,828	$19,318

2005	$27,928		$-	$1,782	$26,146

2004	$28,051		$-	$123	$27,928

LSB Industries, Inc.

Schedule II - Valuation and Qualifying Accounts (continued)

Years ended December 31, 2006, 2005 and 2004

(In Thousands)

Description	Balance at Beginning of Year	Additions- Charged to Costs and Expenses	Deductions- Write-offs/ Costs Incurred	Balance at End of Year
Accrual for plant turnaround:
2006	$1,405	$3,307	$3,722	$990

2005	$1,517	$2,601	$2,713	$1,405

2004	$2,678	$1,742	$2,903	$1,517

(1) Deducted in the consolidated balance sheet from the related assets to which the reserve applies.

Other valuation and qualifying accounts are detailed in our notes to consolidated financial statements.