Form 10-Q
period 2007-03-31
LSB INDUSTRIES INC
filed 2007-05-08
CIK 60714

LSB Industries, Inc.

Form 10-Q (3-31-2007)

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The number of shares outstanding of the Registrant's voting common stock, as of April 30, 2007 was 19,662,779 shares, excluding 3,447,754 shares held as treasury stock.

FORM 10-Q OF LSB INDUSTRIES, INC.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements

LSB INDUSTRIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(December 31, 2006, as adjusted, see Note 2)

March 31, 2007	December 31, 2006
(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$761	$2,255
Restricted cash	31	2,479
Accounts receivable, net	84,985	67,571
Inventories:
Finished goods	22,430	20,252
Work in process	2,717	3,205
Raw materials	19,773	21,992
Total inventories	44,920	45,449
Supplies, prepaid items and other:
Prepaid insurance	2,609	3,443
Precious metals	8,707	6,406
Supplies	3,534	3,424
Other	2,291	1,468
Total supplies, prepaid items and other	17,141	14,741
Total current assets	147,838	132,495

Property, plant and equipment, net	76,781	76,404

Other assets:
Noncurrent restricted cash	1,064	1,202
Debt issuance and other debt-related costs, net	1,789	2,221
Investment in affiliate	3,349	3,314
Goodwill	1,724	1,724
Other, net	2,379	2,567
Total other assets	10,305	11,028

	$234,924	$219,927

(Continued on following page)

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(Unaudited)
(December 31, 2006, as adjusted, see Note 2)

March 31, 2007	December 31, 2006
(In Thousands)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$41,428	$42,870
Short-term financing and drafts payable	1,902	2,986
Accrued and other liabilities	25,179	26,816
Current portion of long-term debt	8,963	11,579
Total current liabilities	77,472	84,251

Long-term debt	93,886	86,113

Noncurrent accrued and other liabilities	6,256	5,929

Contingencies (Note 11)

Stockholders' equity:
Series B 12% cumulative, convertible preferred stock, $100 par value; 20,000 shares issued and outstanding; aggregate liquidation preference of $3,710,400 ($3,650,400 in 2006)	2,000	2,000
Series 2 $3.25 convertible, exchangeable Class C preferred stock, $50 stated value; 211,595 shares issued (517,402 in 2006); aggregate liquidation preference of $15,371,050 ($37,836,070 in 2006)	10,580	25,870
Series D 6% cumulative, convertible Class C preferred stock, no par value; 1,000,000 shares issued; aggregate liquidation preference of $1,300,000	1,000	1,000
Common stock, $.10 par value; 75,000,000 shares authorized, 22,930,893 shares issued (20,215,339 in 2006)	2,293	2,022
Capital in excess of par value	110,064	79,838
Accumulated other comprehensive loss	(628)	(701)
Accumulated deficit	(49,566)	(47,962)
	75,743	62,067
Less treasury stock at cost:
Series 2 Preferred, 18,300 shares	797	797
Common stock, 3,447,754 shares	17,636	17,636
Total stockholders' equity	57,310	43,634
	$234,924	$219,927

(See accompanying notes)

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
Three Months Ended march 31, 2007 and 2006
(As adjusted for 2006, see Note 2)

2007	2006
(In Thousands, Except Per Share Amounts)
Net sales	$147,385	$111,857
Cost of sales	115,333	91,678
Gross profit	32,052	20,179

Selling, general and administrative expense	18,301	14,152
Provisions for losses on accounts receivable	258	200
Other expense	24	106
Other income	(54)	(47)
Operating income	13,523	5,768
Interest expense	2,588	2,875
Non-operating other income, net	(42)	(30)
Income from continuing operations before provisions for income taxes and equity in earnings of affiliate	10,977	2,923
Provisions for income taxes	344	50
Equity in earnings of affiliate	(215)	(205)
Income from continuing operations	10,848	3,078

Net loss from discontinued operations	29	100
Net income	10,819	2,978

Dividend requirements and stock dividend on preferred stock exchanged in March 2007	4,971	248
Other preferred stock dividend requirements	217	304
Net income applicable to common stock	$5,631	$2,426

Weighted average common shares:
Basic	17,516	13,762

Diluted	20,976	18,220

Income (loss) per common share:
Basic:
Income from continuing operations	$.32	$.19
Net loss from discontinued operations	-	(.01)
Net income	$.32	$.18

Diluted:
Income from continuing operations	$.28	$.15
Net loss from discontinued operations	-	(.01)
Net income	$.28	$.14

 (See accompanying notes)

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF  STOCKHOLDERS’ EQUITY
(Unaudited)
Three Months Ended March 31, 2007
(December 31, 2006, as adjusted, see Note 2)

Common Stock Shares	Non- Redeemable Preferred Stock	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock-Preferred	Treasury Stock- Common	Total
Balance at December 31, 2006	20,215	$28,870	$2,022	$79,838	$(701)	$(47,962)	$(797)	$(17,636)	$43,634

Net income						10,819			10,819
Amortization of cash flow hedge					73				73
Total comprehensive income									10,892
Cumulative effect adjustment in accordance with FIN 48						(120)			(120)
Conversion of debentures to common stock	424		42	2,759					2,801
Exercise of stock options	26		3	94					97
Exchange of 305,807 shares of non-redeemable preferred stock for 2,262,965 shares of common stock	2,263	(15,290)	226	27,367		(12,303)			-
Conversion of 71 shares of redeemable preferred stock to common stock	3			6					6
Balance at March 31, 2007	22,931	$13,580	$2,293	$110,064	$(628)	$(49,566)	$(797)	$(17,636)	$57,310

(See accompanying notes)

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
Three Months Ended March 31, 2007
(As adjusted for 2006, see Note 2)

2007	2006
(In Thousands)
Cash flows from continuing operating activities:
Net income	$10,819	$2,978
Adjustments to reconcile net income to net cash used by continuing operating activities:
Net loss from discontinued operations	29	100
Gains on sales of property and equipment	(3)	(15)
Depreciation of property, plant and equipment	3,042	2,661
Amortization	224	246
Provision for losses on accounts receivable	258	200
Realization of losses on inventory	(317)	(836)
Realization and reversal of losses on firm sales commitments	(161)	-
Equity in earnings of affiliate	(215)	(205)
Distributions received from affiliate	180	200
Change in fair value of interest rate caps	96	(182)
Cash provided (used) by changes in assets and liabilities:
Accounts receivable	(17,851)	(18,993)
Inventories	847	1,026
Other supplies and prepaid items	(2,018)	5
Accounts payable	(1,442)	972
Customer deposits	573	3,691
Deferred rent expense	(5,613)	(4,032)
Other current and noncurrent liabilities	3,406	1,439
Net cash used by continuing operating activities	(8,146)	(10,745)

Cash flows from continuing investing activities:
Capital expenditures	(3,512)	(1,810)
Proceeds from sales of property and equipment	182	28
Proceeds from (deposits of) restricted cash	2,586	(212)
Other assets	180	(18)
Net cash used by continuing investing activities	(564)	(2,012)

(Continued on following page)

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)
Three Months Ended March 31, 2007 and 2006
(As adjusted for 2006, see Note 2)

2007	2006
(In Thousands)
Cash flows from continuing financing activities:
Proceeds from revolving debt facilities	$129,592	$99,928
Payments on revolving debt facilities	(120,814)	(89,559)
Proceeds from 7% convertible debentures, net of fees	-	16,525
Acquisition of 10-3/4% Senior Unsecured Notes	-	(5,950)
Proceeds from other long-term debt, net of fees	2,114	-
Payments on other long-term debt	(2,657)	(653)
Proceeds from short-term financing and drafts payable	-	65
Payments on short-term financing and drafts payable	(1,084)	(1,211)
Proceeds from exercise of stock options	97	-
Dividends paid on preferred stock	-	(68)
Net cash provided by continuing financing activities	7,248	19,077

Cash flows of discontinued operations:
Operating cash flows	(32)	(44)
Net increase (decrease) in cash and cash equivalents	(1,494)	6,276

Cash and cash equivalents at beginning of period	2,255	4,653
Cash and cash equivalents at end of period	$761	$10,929

Supplemental cash flow information:

Noncash investing and financing activities:

Debt issuance costs	$11	$1,475
Debt issuance costs associated with 7% convertible debentures converted to common stock	$202	$-
7% convertible debentures converted to common stock	$3,000	$-
Series 2 preferred stock converted to common stock of which $12,303,000 was charged to accumulated deficit	$27,593	$-

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

In the opinion of management, the unaudited condensed consolidated financial statements of the Company as of March 31, 2007 and for the three month periods ended March 31, 2007 and 2006 include all adjustments and accruals, consisting only of normal, recurring accrual adjustments which are necessary for a fair presentation of the results for the interim periods except for the cumulative effect adjustment as discussed in Note 16-Income Taxes. These interim results are not necessarily indicative of results for a full year due, in part, to the seasonality of our sales of agricultural products and the accounting for plant turnaround costs as discussed in Note 2. Our selling seasons for agricultural products are primarily during the spring and fall planting seasons, which typically extend from March through June and from September through November.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These condensed consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2006.

Note 2: Change in Accounting for Plant Turnaround Costs and Classification Changes In September 2006, the Financial Accounting Standards Board (“FASB”) completed a project to clarify guidance on the accounting for planned major maintenance activities (“Turnarounds”). The FASB issued FASB Staff Position No. AUG AIR-1 (“FSP”) which eliminated the accrue-in-advance method of accounting for Turnarounds which method we were using. In addition, the adoption of the provisions in the FSP is to be considered a change in accounting principle with retrospective application as described in SFAS 154-Accounting Changes and Error Corrections (“SFAS 154”), if practical. The FSP became effective for us on January 1, 2007. There are three acceptable accounting methods for Turnarounds that we could adopt. Previously we had disclosed that we had elected to adopt the deferral method and were assessing the impact the FSP may have on our financial statements using the deferral method. However, as we performed procedures to gather and summarize the information needed to determine the impact under the deferral method, we concluded the direct expensing method was preferable. As a result, we adopted the direct expensing method which requires us to expense Turnaround costs as they are incurred. Based on our current plan for Turnarounds to be performed during 2007, we estimate that we will incur approximately $2 million to $2.5 million of Turnaround costs during the fourth quarter of 2007. However, it is possible that these Turnarounds could be performed during a different quarter and/or the actual costs could be significantly different than our estimates.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 2: Change in Accounting for Plant Turnaround Costs and Classification Changes (continued)

As previously disclosed in our Form 10-K for the year ended December 31, 2006, we made classification changes relating to extended warranty contracts and warranty expense.

The following condensed consolidated financial statement line items and income per common share were affected by the change in accounting for plant turnaround costs. The effect by the classification changes for extended warranty contracts and warranty expense are also included but they did not impact operating income, net income, or income per common share:

Condensed Consolidated Balance Sheet at December 31, 2006 (in thousands):

As Originally Reported	As Adjusted	Effect of Change

Accrued and other liabilities	$27,806	$26,816	$(990)

Total current liabilities	$85,241	$84,251	$(990)

Accumulated deficit	$(48,952)	$(47,962)	$990

Total stockholders’ equity	$42,644	$43,634	$990

Condensed Consolidated Statement of Income for the Three Months Ended March 31, 2006 (in thousands):

As Originally Reported	As Adjusted	Effect of Changes

Net sales	$111,744	$111,857	$113

Cost of sales	$92,197	$91,678	$(519)

Gross profit	$19,547	$20,179	$632

Selling, general and administrative expense (1)	$14,142	$14,352	$210

Operating income	$5,346	$5,768	$422

Income from continuing operations before provision for income taxes and equity in earnings of affiliate	$2,501	$2,923	$422

Income from continuing operations	$2,656	$3,078	$422

Net income	$2,556	$2,978	$422

Net income applicable to common stock	$2,004	$2,426	$422

(1) Amount includes provision for losses on accounts receivable of $200,000.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 2: Change in Accounting for Plant Turnaround Costs and Classification Changes (continued)

Income Per Common Share for the Three Months Ended March 31, 2006:

As Originally Reported	As Adjusted	Effect of Change
Income per common share:
Basic:
Income from continuing operations	$.16	$.19	$.03
Net income	$.15	$.18	$.03
Diluted:
Income from continuing operations	$.13	$.15	$.02
Net income	$.12	$.14	$.02

Condensed Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2006 (in thousands):

As Originally Reported	As Adjusted	Effect of Change
Net income	$2,556	$2,978	$422

Cash provided by change in other current and noncurrent liabilities	$1,861	$1,439	$(422)

Net cash used by continuing operations activities	$(10,745)	$(10,745)	$-

Note 3: Accounts Receivable

March 31, 2007	December 31, 2006
(In Thousands)
Trade receivables	$85,771	$68,165
Other	1,546	1,675
	87,317	69,840
Allowance for doubtful accounts	(2,332)	(2,269)
	$84,985	$67,571

Note 4: Inventories Inventories are priced at the lower of cost or market, with cost being determined using the first-in, first-out (“FIFO”) basis. Finished goods and work-in-process inventories include material, labor, and manufacturing overhead costs. At March 31, 2007 and December 31, 2006, inventory reserves for certain slow-moving inventory items (primarily Climate Control products) were $840,000 and $829,000, respectively. In addition, inventory reserves for certain nitrogen-based inventories provided by our Chemical Business were $98,000

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4: Inventories (continued)

and $426,000, at March 31, 2007 and December 31, 2006, respectively, because cost exceeded the net realizable value.

Changes in our inventory reserves are as follows:

Three Months Ended March 31,
2007	2006
(In Thousands)
Balance at beginning of period	$1,255	$2,423
Add: Realization of losses	(317)	(836)
Deduct: Write-offs/disposals	-	(324)
Balance at end of period	$938	$1,263

The realization of losses is a reduction to cost of sales in the accompanying condensed consolidated statements of income.

Note 5: Precious Metals Precious metals are used as a catalyst in the Chemical Business manufacturing process. Precious metals are carried at cost, with cost being determined using the FIFO basis. Because some of the catalyst consumed in the production process cannot be readily recovered and the amount and timing of recoveries are not predictable, we follow the practice of expensing precious metals as they are consumed. For three months ended March 31, 2007 and 2006, the amounts expensed for precious metals were approximately $1,416,000 and $1,369,000, respectively, and are included in cost of sales in the accompanying condensed consolidated statements of income. Occasionally, during major maintenance and/or capital projects, we may be able to perform procedures to recover precious metals (previously expensed) which have accumulated over time within the manufacturing equipment. For the three months ended March 31, 2007 and 2006, we recognized recoveries and gains of precious metals at historical FIFO costs of approximately $1,309,000 and $939,000, respectively, which are reductions to cost of sales.

Note 6: Debt Issuance and Other Debt-Related Costs, net During the three months ended March 31, 2007, a portion of the 7% Convertible Senior Subordinated Debentures due 2011 (the “Debentures”) was converted into our common stock. As a result of the conversions, approximately $202,000 of the debt issuance costs, net of amortization, associated with the Debentures was charged against capital in excess of par value.

Note 7: Investment in Affiliate Cepolk Holding, Inc. (“CHI”), a subsidiary of the Company, is a limited partner and has a 50% equity interest in Cepolk Limited Partnership (“Partnership”) which is accounted for on the equity method. The Partnership owns an energy savings project located at the Ft. Polk Army base in Louisiana (“Project”). As of March 31, 2007, the Partnership and general partner to the Partnership is indebted to a term lender (“Term Lender”) of the Project. CHI has pledged its limited partnership interest in the Partnership to the Term Lender as part of the Term Lender’s collateral securing all obligations under the loan. This guarantee and pledge is limited to CHI’s limited partnership interest and does not expose CHI or

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 7: Investment in Affiliate (continued)

the Company to liability in excess of CHI’s limited partnership interest. No liability has been established for this pledge since it was entered into prior to adoption of FIN 45. CHI has no recourse provisions or available collateral that would enable CHI to recover its partnership interest should the Term Lender be required to perform under this pledge.

Note 8: Product Warranty Our Climate Control Business sells equipment that has an expected life, under normal circumstances and use that extends over several years. As such, we provide warranties after equipment shipment/start-up covering defects in materials and workmanship.

Generally, the base warranty coverage for most of the manufactured equipment in the Climate Control Business is limited to eighteen months from the date of shipment or twelve months from the date of start-up, whichever is shorter, and to ninety days for spare parts. The warranty provides that most equipment is required to be returned to the factory or an authorized representative and the warranty is limited to the repair and replacement of the defective product, with a maximum warranty of the refund of the purchase price. Furthermore, companies within the Climate Control Business generally disclaim and exclude warranties related to merchantability or fitness for any particular purpose and disclaim and exclude any liability for consequential or incidental damages. In some cases, the customer may purchase or a specific product may be sold with an extended warranty. The above discussion is generally applicable to such extended warranties, but variations do occur depending upon specific contractual obligations, certain system components, and local laws.

Our accounting policy and methodology for warranty arrangements is to periodically measure and recognize the expense and liability for such warranty obligations using a percentage of net sales, based upon our historical warranty costs. It is possible that future warranty costs could exceed our estimates.

Changes in our product warranty obligation are as follows:

Three Months Ended March 31,
2007	2006
                              (In Thousands)
Balance at beginning of period	$1,251	$861
Add: Charged to costs and expenses	508	385
Deduct: Costs incurred	(532)	(325)
Balance at end of period	$1,227	$921

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 9: Current and Noncurrent Accrued and Other Liabilities

March 31, 2007	December 31, 2006
(In Thousands)
Accrued payroll and benefits	$6,467	$4,170
Customer deposits	3,511	2,938
Deferred revenue on extended warranty contracts	2,686	2,426
Accrued commissions	2,395	2,565
Accrued insurance	1,812	1,646
Accrued death benefits	1,594	1,446
Accrued precious metals costs	1,536	1,068
Accrued contractual manufacturing obligations	1,449	1,801
Accrued environmental costs	1,426	1,432
Accrued warranty costs	1,227	1,251
Deferred rent expense	-	5,231
Other	7,332	6,771
	31,435	32,745
Less noncurrent portion	6,256	5,929
Current portion of accrued and other liabilities	$25,179	$26,816

Note 10: Long-Term Debt

March 31,	December 31,
2007	2006
(In Thousands)
Senior Secured Loan due 2009 (A)	$50,000	$50,000
Working Capital Revolver Loan due 2009 - ThermaClime (B)	34,550	26,048
7% Convertible Senior Subordinated Notes due 2011 (C)	1,000	4,000
Other, with interest at rates of 4.25% to 9.36% most of which is secured by machinery, equipment and real estate	17,299	17,644
	102,849	97,692
Less current portion of long-term debt	8,963	11,579
Long-term debt due after one year	$93,886	$86,113

(A)
ThermaClime and certain of its subsidiaries (the “Borrowers”) are parties of a $50 million term loan (“Senior Secured Loan”) with a certain lender (the “Lender”). The Senior Secured Loan is to be repaid as follows:

•	quarterly interest payments which began September 30, 2004;
•	quarterly principal payments of $312,500 beginning September 30, 2007;
•	a final payment of the remaining outstanding principal of $47.5 million and accrued interest on September 16, 2009.

The Senior Secured Loan accrues interest at a defined LIBOR rate plus a defined LIBOR margin or, at the election of the Borrowers, an alternative defined base rate plus a defined

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

 Note 10: Long-Term Debt (continued)

base rate margin with the annual interest rate not to exceed 11% or 11.5% depending on the leverage ratio. At March 31, 2007, the effective interest rate was 11%.

The Borrowers are subject to numerous covenants under the Senior Secured Loan agreement including, but not limited to, limitation on the incurrence of certain additional indebtedness and liens, limitations on mergers, acquisitions, dissolution and sale of assets, and limitations on declaration of dividends and distributions to us, all with certain exceptions. The Borrowers are also subject to a minimum fixed charge coverage ratio, measured quarterly on a trailing twelve-month basis. The Borrowers’ fixed charge coverage ratio exceeded the required minimum ratio for the twelve-month period ended March 31, 2007.

The maturity date of the Senior Secured Loan can be accelerated by the Lender upon the occurrence of a continuing event of default, as defined.

The Senior Secured Loan agreement includes a prepayment fee equal to 1% of the principal amount should the Borrowers elect to prepay any principal amount prior to September 15, 2007 but is eliminated thereafter.

The Senior Secured Loan is secured by a first lien on
•	certain real property and equipment located at the El Dorado, Arkansas facility (“El Dorado Facility”),
•	certain real property and equipment located at the Cherokee, Alabama facility (“Cherokee Facility”),
•	certain equipment of the Climate Control Business, and
•	the equity stock of certain of ThermaClime’s subsidiaries.

The Senior Secured Loan is also secured by a second lien on the assets upon which ThermaClime’s revolving credit facility lender has a first lien. The carrying value of the pledged assets is approximately $207 million at March 31, 2007. The Senior Secured Loan is guaranteed by the Company and is also secured with the stock of ThermaClime.

(B)
ThermaClime and its subsidiaries ("the Borrowers") are parties of a $50 million revolving credit facility (the "Working Capital Revolver Loan") that provides for advances based on specified percentages of eligible accounts receivable and inventories for ThermaClime, and its subsidiaries. The Working Capital Revolver Loan, as amended, matures in April 2009. The Working Capital Revolver Loan accrues interest at a base rate (generally equivalent to the prime rate) plus .75% or LIBOR plus 2%. The interest rate at March 31, 2007 was 6.91% considering the impact of the interest rate cap contracts which set a maximum three-month LIBOR base rate of 4.59% on $30 million and mature on March 29, 2009. Interest is paid monthly. The facility provides for up to $8.5 million of letters of credit. All letters of credit outstanding reduce availability under the facility. Amounts available for additional borrowing under the Working Capital Revolver Loan at March 31, 2007 were $14.3 million. Under the Working Capital Revolver Loan, as amended, the lender also requires the borrowers to pay a letter of credit fee equal to 1% per annum of the undrawn amount of all outstanding letters of credit, an unused line fee equal to .5% per annum for the excess amount available under the facility not drawn and various other audit, appraisal and valuation charges.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 10: Long-Term Debt (continued)

The lender may, upon an event of default, as defined, terminate the Working Capital Revolver Loan and make the balance outstanding due and payable in full. The Working Capital Revolver Loan is secured by receivables, inventories and intangibles of all the ThermaClime entities other than DSN Corporation and El Dorado Nitric Company and its subsidiaries ("EDNC") and a second lien on certain real property and equipment. EDNC is neither a borrower nor guarantor of the Working Capital Revolver Loan. The carrying value of the pledged assets is approximately $192 million at March 31, 2007.

A prepayment premium equal to 1% of the facility is due to the lender should the borrowers elect to prepay the facility prior to April 13, 2008 and is eliminated thereafter.

The Working Capital Revolver Loan, as amended, requires ThermaClime and its Climate Control Business to meet certain financial covenants measured quarterly. ThermaClime and its Climate Control Business were in compliance with those covenants for the quarter ended March 31, 2007. The Working Capital Revolver Loan also contains covenants that, among other things, limit the Borrowers' (which does not include the Company) ability to:
•	incur additional indebtedness,
•	incur liens,
•	make restricted payments or loans to affiliates who are not Borrowers,
•	engage in mergers, consolidations or other forms of recapitalization,
•	dispose assets, or
•	repurchase ThermaClime's 10-3/4% Senior Unsecured Notes (the “Notes”).

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

Jayhawk Capital Management, L.L.C. and its affiliates (together “Jayhawk”) purchased $1 million principal amount of the Debentures. See Note 20 - Subsequent Event for additional information concerning a subsequent conversion relating to Jayhawk. Prior to the closing of the private placement, Jayhawk owned beneficially approximately 17.4% of our common stock (of which 10% relates to shares issuable upon conversion of our preferred stock at a

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 10: Long-Term Debt (continued)

conversion price of $11.55 per share and exercise of an outstanding warrant for up to 112,500 shares at an exercise price of $3.49 per share).

During 2006, we used substantially all of the net proceeds from the sale of the Debentures for the redemption or purchase of our higher interest rate debt or debt of our subsidiaries, including approximately $13.6 million relating to the Notes held by unrelated third parties and Jayhawk at ThermaClime’s carrying value (which includes $1 million that was held by Jayhawk) including accrued interest of $.3 million. The remaining balance was used for general corporate purposes.

During September through December 2006, $14 million of the Debentures were converted into 1,977,499 shares of our common stock at the conversion price of $7.08 per share. For the three months ended March 31, 2007, an additional $3 million of the Debentures were converted into 423,749 shares of our common stock at the same conversion price.

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

We are required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated in accordance with FIN 47. We have a legal obligation to monitor certain discharge water outlets at our Chemical Business facilities should we discontinue the operations of a facility. We also have certain facilities in our Chemical Business that contain asbestos insulation around certain piping and heated surfaces which we plan to maintain in an adequate condition to prevent leakage through our standard repair and maintenance activities. Since we currently have no plans to discontinue the use of these facilities and the remaining life of the facilities is indeterminable, an asset retirement liability has not been recognized. Currently, there is insufficient information to estimate the fair

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 11: Contingencies (continued)

value of the asset retirement obligations. However, we will continue to review these obligations and record a liability when a reasonable estimate of the fair value can be made.

1. Discharge Water Matters

The El Dorado Facility within our Chemical Business generates process wastewater. The process water discharge and storm-water run off are governed by a state National Pollutant Discharge Elimination System (“NPDES”) water discharge permit issued by the Arkansas Department of Environmental Quality (“ADEQ”), which permit is to be renewed every five years. The ADEQ issued to the El Dorado Facility a NPDES water discharge permit in 2004, and the El Dorado Facility has until June 2007 to meet the compliance deadline for the more restrictive limits under the 2004 NPDES permit. In order to meet the El Dorado Facility’s June 2007 limits, the El Dorado Facility has reduced the effluent levels of its wastewater and believes that the ADEQ will allow the El Dorado Facility to directly discharge its wastewater into the creek that runs through its property.

In order to directly discharge its wastewater from the El Dorado Facility into the creek and to meet the June 2007 permit limits, the El Dorado Facility has conducted a study of the adjacent stream to determine whether a permit modification is appropriate. On September 22, 2006, the Arkansas Pollution Control and Ecology Commission (“Commission”) approved the results of the study that showed that the proposed permit modification is appropriate. A public hearing was held on the matter on November 13, 2006 with minimal opposition. We currently believe that the ADEQ will issue to the El Dorado Facility the permit modification during the third quarter of 2007.

We have been orally advised by the ADEQ that the ADEQ will issue to the El Dorado Facility a consent administrative order that will adjust certain permit limits and enable us to discharge the wastewater from the El Dorado Facility into the creek after June 1, 2007. If the anticipated consent administrative order is not issued by the ADEQ on or before June 1, 2007, the El Dorado Facility currently intends to cease discharging its wastewater into the creek as of that date and will discharge the wastewater into the holding lake at the El Dorado Facility. We believe that the holding lake has capacity to hold six months of the expected wastewater discharge. Based on the informal representation by the ADEQ, we believe the anticipated consent administrative order is forthcoming; however, we have no assurance that such order will be issued or that, if issued, it will be issued on or before June 1, 2007 or before the capacity of the holding lake is reached. Accordingly, direct discharge of wastewater into the creek appears at this time to be the most likely wastewater discharge option, although there are no assurances that this option will ultimately be made available to the El Dorado Facility.

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

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 11: Contingencies (continued)

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

Further, for the past several years, the El Dorado Facility has anticipated utilizing a joint pipeline to be built by the City to discharge its wastewater. The City has approved the construction of a joint pipeline, but the City’s construction of the pipeline is subject to the City receiving a permit from the ADEQ. The ADEQ has not issued the necessary permit to discharge wastewater into the pipeline and, as a result, this has caused a delay of unknown duration in construction of the pipeline. During March 2006, the ADEQ issued a draft permit to the City for the joint pipeline, and a public hearing occurred in May 2006 to receive public comments. The final permit was issued in March 2007. It is anticipated that both the joint pipeline group and opposing residents will appeal the final permit. The pipeline will not be available by the June 2007 deadline.

Irrespective of the option that the El Dorado Facility is required to utilize to dispose of its wastewater, the El Dorado Facility anticipates spending approximately $.8 million to remove certain contaminants from its wastewater as though it was permitted to directly discharge into the creek. If the El Dorado Facility decides to utilize the City’s sewer discharge system and obtains a sewer discharge permit from the City, the El Dorado Facility will spend an estimated additional $.5 million to connect to the City’s sewer discharge system. If the El Dorado Facility decides to ultimately participate in the City’s joint pipeline to discharge its wastewater, it will spend an estimated additional $2 million for its pro-rata share of the City’s cost of engineering and construction of the City’s pipeline.

In addition, the El Dorado Facility has entered into a consent administrative order (“CAO”) that recognizes the presence of nitrate contamination in the shallow groundwater at the El Dorado Facility. A new CAO to address the shallow groundwater contamination became effective on November 16, 2006 and requires the evaluation of the current conditions and remediation based upon a risk assessment. The final remedy for shallow groundwater contamination, should any remediation be required, will be selected pursuant to the new CAO and based upon the risk assessment. Based on area well surveys performed, there are no known users of this shallow groundwater in the area, and preliminary risk assessments have not identified any public health risk that would require remediation. As an interim measure, the El Dorado Facility has installed two recovery wells to recycle groundwater and to recover nitrates. The cost of any additional remediation that may be required will be determined based on the results of the investigation and risk assessment and cannot currently be reasonably estimated. Therefore, no liability has been established at March 31, 2007.

2. Air Matters

Under the terms of a consent administrative order relating to air matters (“AirCAO”), which became effective in February 2004, resolving certain air regulatory alleged violations associated with the El Dorado Facility’s sulfuric acid plant and certain other alleged air emission violations, the El Dorado Facility is required to implement additional air emission controls at the El Dorado

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 11: Contingencies (continued)

Facility no later than February 2010. The ultimate cost of any technology changes required cannot presently be determined but such is believed to cost between $2.5 million to $4 million of capital expenditures, depending on the technology changes as may be required. Our initial engineering evaluation began during the fourth quarter of 2006.

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

At March 31, 2007, the total estimated liability (which is included in current and noncurrent accrued and other liabilities) in connection with this remediation matter is approximately $1.4 million and Chevron’s share for one-half of these costs (which is included in accounts receivable and other assets) is approximately $0.7 million. These amounts are not discounted to their present value. It is reasonably possible that a change in estimate of our liability and receivable will occur in the near term. Should soil remediation be required, it is expected to be completed during 2007 followed by up to five years of ground water monitoring.

Slurry and Chevron expect to pursue a course with the KDHE of long-term surface and ground water monitoring to track the natural decline in contamination, instead of the soil excavation. We estimate the costs relating to this course of action to be substantially less than the cost of soil excavation but we are unable to determine if the KDHE will ultimately accept the proposal.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 11: Contingencies (continued)

B. Other Pending, Threatened or Settled Litigation

1. Chemical Business

In 2005, El Dorado Company (“EDC”) sued the general partners of Dresser Rand Company, Ingersoll-Rand Company and DR Holdings Corp., and an individual employee of Dresser Rand Company, in connection with its faulty repair of a hot gas expander of one of EDC’s nitric acid plants. As a result of defects in the repair, on October 8, 2004, the hot gas expander failed, leading to a fire at the nitric acid plant. The lawsuit is styled El Dorado Chemical Company, et al v. Ingersoll-Rand Company (NJ), et al. in the Union County Arkansas Circuit Court. A trial was held in October 2006 resulting in a jury verdict awarding EDC approximately $9.8 million in damages. The Defendants filed a Notice to Appeal and filed a $10.7 million bond. EDC will pay attorneys fees equal to approximately 32% of any recovery. We will recognize the jury award if and when realized.

Cherokee Nitrogen Company (“CNC”), a subsidiary within our Chemical Business, has been sued for an undisclosed amount of monies based on a claim that CNC breached an agreement by overcharging the plaintiff, Nelson Brothers, LLC, (“Nelson”) for ammonium nitrate as a result of inflated prices for natural gas used to manufacture the ammonium nitrate. CNC has filed a third-party complaint against Dynegy and a subsidiary (“Dynegy”) asserting that Dynegy was the party responsible for fraudulently causing artificial natural gas prices to exist and seeking an undisclosed amount from Dynegy, including any amounts which may be recovered by Nelson. The suit is Nelson Brothers, LLC v. Cherokee Nitrogen Company v. Dynegy Marketing, and is pending in Alabama state court in Colbert County. Dynegy has filed a counterclaim against CNC for $600,000 allegedly owed on account, which has been recorded by CNC. Although there is no assurance, counsel for CNC has advised us that, at this time, they believe that CNC will recover monies from Dynegy and the likelihood of Dynegy recovering from CNC is remote. Nelson and CNC have agreed in principle to settle their portion of the lawsuit and, in connection with such settlement, CNC will pay Nelson 25% of any net amount of certain proceeds that may be received (after costs incurred) by CNC from Dynegy as a result of settlement or judgment in connection with the lawsuit. The settlement between CNC and Nelson is subject to the parties entering into a definitive settlement agreement.

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

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 11: Contingencies (continued)

2. Other

Zeller Pension Plan

In February 2000, the Company’s Board of Directors authorized management to proceed with the sale of the automotive products business, since the automotive products business was no longer a “core business” of the Company. In May 2000, the Company sold substantially all of its assets in its automotive products business. After the authorization by the board, but prior to the sale, the automotive products business purchased the assets and assumed certain liabilities of Zeller Corporation (“Zeller”). The liabilities of Zeller assumed by the automotive products business included Zeller’s pension plan, which is not a multi-employer pension plan. In June 2003, the principal owner (“Owner”) of the buyer of the automotive products business was contacted by a representative of the Pension Benefit Guaranty Corporation (“PBGC”) regarding the plan. The Owner was informed by the PBGC of a possible under-funding of the plan and a possible takeover of the plan by the PBGC. The PBGC previously advised the Company that the PBGC may consider the Company to be potentially liable for the under-funding of the Zeller Plan in the event that the plan is taken over by the PBGC and alleged that the under-funding is approximately $600,000. The Company’s ERISA counsel was verbally informed by a PBGC representative that he would probably recommend no further action by the PBGC with respect to the Company’s involvement with the Zeller plan. However, because we have received no written confirmation from the PBGC, there are no assurances that the PBGC will not assert a claim against the Company with respect to the Zeller plan.

MEI Drafts

Masinexportimport Foreign Trade Company (“MEI”) has given notice to the Company and a subsidiary of the Company alleging that it was owed $1,533,000 in connection with MEI’s attempted collection of ten non-negotiable bank drafts payable to the order of MEI. The bank drafts were issued by Aerobit Ltd. (“Aerobit”), a non-U.S. company and at the time of issuance of the bank drafts was a subsidiary of the Company. Each of the bank drafts has a face value of $153,300, for an aggregate principal face value of $1,533,000. The bank drafts were issued in September 1992, and had a maturity date of December 31, 2001. Each bank draft was endorsed by LSB Corp., which, at the time of endorsement, was a subsidiary of the Company.

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

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 11: Contingencies (continued)

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

Neither the Company nor any of its currently owned subsidiaries are makers or endorsers of the bank drafts in question. The Company intends to vigorously defend itself in connection with this matter. No liability has been established relating to these bank drafts as of March 31, 2007.

Business Interruption and Property Insurance Claims

1. El Dorado Facility

Beginning in October 2004 and continuing into June 2005, the Chemical Business’ results were adversely affected as a result of the loss of production due to a mechanical failure of one of the four nitric acid plants at the El Dorado, Arkansas plant. The plant was restored to normal production in June 2005. We filed a property damage insurance claim for $3.8 million, net of a $1 million deductible. We also filed a business interruption claim for $5 million, net of the forty-five day waiting period. The insurers paid claims totaling $5.5 million; however, the insurers are contesting our remaining claims. For the three months ended March 31, 2006, we realized insurance recoveries of $554,000 relating to this claim which is recorded as a reduction to cost of sales.

On March 23, 2006, we filed a lawsuit in Federal Court in the Western District of Arkansas, El Dorado Division, to collect amounts from our insurers to which we believe we are owed under the policy. The total amount claimed under the lawsuit which includes business interruption and property claims, is approximately $2.3 million, plus attorney fees. On May 3, 2007, EDC voluntarily dismissed, without prejudice, this lawsuit, since EDC believed that this lawsuit should be placed on hold until resolution of Ingersoll-Rand’s appeal of the judgment that EDC received against Ingersoll-Rand as discussed above.

2. Cherokee Facility

As a result of damage caused by Hurricane Katrina, the natural gas pipeline servicing the Cherokee Facility suffered damage and the owner of the pipeline declared an event of Force Majeure. This event of Force Majeure caused curtailments and interruption in the delivery of natural gas to the Cherokee Facility. CNC’s insurer was promptly put on notice of a claim, but the quantification of the claim amount took time and involved the retention of a gas market expert and a business interruption consultant.

On September 25, 2006, CNC filed a contingent business interruption claim. CNC is in discussions with, and providing additional documentation to, the forensic accountant hired by CNC’s insurers to examine the claim. The recovery of this claim, if any, will be recognized when realized.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 11: Contingencies (continued)

Securities and Exchange Commission Inquiry

The Securities and Exchange Commission (“SEC”) made an informal inquiry to the Company by letter dated August 15, 2006. The inquiry relates to the restatement of the Company’s consolidated financial statements for the year ended December 31, 2004 and accounting matters relating to the change in inventory accounting from LIFO to FIFO. The Company has responded to the inquiry. At the present time, the informal inquiry is not a pending proceeding nor does it rise to the level of a government investigation. Until further communication and clarification with the SEC, if any, the Company is unable to determine:

•	if the inquiry will ever rise to the level of an investigation or proceeding, or
•	the materiality to the Company’s financial position with respect to enforcement actions, if any, the SEC may have available to it.

Other Claims and Legal Actions

We are also involved in various other claims and legal actions which in the opinion of management, after consultation with legal counsel, if determined adversely to us, would not have a material effect on our business, financial condition or results of operations.

Note 12: Completion of Tender Offer On November 10, 2006, the Company entered into an agreement (“Jayhawk Agreement”) with Jayhawk Capital Management, L.L.C. and certain of its affiliates (collectively, the “Jayhawk Group”). Under the Jayhawk Agreement, the Jayhawk Goup agreed to tender (discussed below) 180,450 shares of the 346,662 shares of the Series 2 $3.25 convertible, exchangeable Class C preferred stock (“Series 2 Preferred”), if the Company made an exchange or tender offer for the Series 2 Preferred. In addition, as a condition to the Jayhawk Group’s obligation to tender such shares of Series 2 Preferred in an exchange/tender offer, the Jayhawk Agreement further provided that Jack E. Golsen (Chairman of the Board and CEO of the Company), his wife, children and certain entities controlled by them (the “Golsen Group”) would exchange only 26,467 of the 49,550 shares of Series 2 Preferred beneficially owned by them. As a result, only 309,807 of the 499,102 shares of Series 2 Preferred outstanding would be eligible to participate in an exchange/tender offer, with the remaining 189,295 being held by the Jayhawk Group and the Golsen Group.

On January 26, 2007, our Board of Directors approved and on February 9, 2007, we began a tender offer to exchange shares of our common stock for up to 309,807 of the 499,102 outstanding shares of the Series 2 Preferred. The tender offer expired on March 12, 2007 and our Board of Directors accepted the shares tendered on March 13, 2007. The terms of the tender offer provided for the issuance by the Company of 7.4 shares of common stock in exchange for each share of Series 2 Preferred tendered in the tender offer and the waiver of all rights to accrued and unpaid dividends on the Series 2 Preferred tendered. As a result of this tender offer, we issued 2,262,965 shares of our common stock for 305,807 shares of Series 2 Preferred that were tendered. In addition, the total amount of accrued and unpaid dividends on the Series 2 Preferred tendered was approximately $7.3 million ($23.975 per share).

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 12: Completion of Tender Offer (continued)

Because the exchanges under the tender offer were pursuant to terms other than the original terms, the transactions were considered extinguishments of the preferred stock. Also the transactions qualified as induced conversions under SFAS 84. Accordingly, we recorded a charge (stock dividend) to accumulated deficit of approximately $12.3 million which equaled the excess of the fair value of the common stock issued over the fair value of the common stock issuable pursuant to the original conversion terms. To measure fair value, we used the closing price of our common stock on March 13, 2007. For purposes of computing income per common share for the three months ended March 31, 2007, net income was reduced by approximately $5 million relating to the tender offer which represents the total amount of stock dividends recorded less the total amount of unpaid dividends waived.

Included in the amounts discussed above and pursuant to the Jayhawk Agreement and the terms of the tender offer, the Jayhawk Group and the Golsen Group tendered 180,450 and 26,467 shares, respectively, of Series 2 Preferred for 1,335,330 and 195,855 shares, respectively, of our common stock. In addition, the total amount of accrued and unpaid dividends on these shares of Series 2 Preferred was approximately $4.96 million with the Jayhawk Group waiving a total of $4.33 million and the Golsen Group waiving a total of $0.63 million.

No fractional shares were issued so cash was paid in lieu of any additional shares in an amount equal to the fraction of a share times the closing price per share of our common stock on the last business day immediately preceding the expiration date of the tender offer.

Note 13: Stock Options Subject to Stockholders' ApprovalOn June 19, 2006, the Compensation and Stock Option Committee of our Board of Directors granted 450,000 shares of non-qualified stock options to certain employees which are subject to shareholders’ approval. The option price of these options is $8.01 per share which is based on the market value of our common stock at the date of authorization. These options will vest over a ten-year period at a rate of 10% per year and expire on September 16, 2016 with certain restrictions. Under SFAS 123(R), the fair value for these options will be estimated, using an option pricing model, as of the date we receive shareholders’ approval which will be determined during our 2007 annual shareholders’ meeting scheduled on June 14, 2007. On the date of the shareholders’ approval, we will begin amortizing the total estimated fair value of these options to selling, general, and administrative expense (“SG&A”) through June 2016 (the remaining vesting period).

Note 14: Derivatives, Hedges and Financial Instruments We account for derivatives in accordance with SFAS No. 133 which requires the recognition of derivatives in the balance sheet and the measurement of these instruments at fair value. Changes in fair value of derivatives are recorded in results of operations unless the normal purchase or sale exceptions apply or hedge accounting is elected.

In 1997, we entered into an interest rate forward agreement to effectively fix the interest rate of a long-term lease commitment (not for trading purposes). In 1999, we executed a long-term lease agreement (initial lease term of ten years) and terminated the forward agreement at a net cost of $2.8 million. We historically accounted for this cash flow hedge under the deferral method (as an

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 14: Derivatives, Hedges and Financial Instruments (continued)

adjustment of the initial term lease rentals). Upon adoption of SFAS No. 133 in 2001, the remaining deferred cost amount was reclassified from other assets to accumulated other comprehensive loss and is being amortized to operations over the term of the lease arrangement. At March 31, 2007 and December 31, 2006, accumulated other comprehensive loss consisted of the remaining deferred cost of $628,000 and $701,000, respectively. The amount amortized to operations was $73,000 for each of the three-month periods ended March 31, 2007 and 2006. There were no income tax benefits related to these expenses.

In 2005, we purchased two interest rate cap contracts for a cost of $590,000 on $30 million which mature on March 29, 2009. These contracts are free-standing derivatives and are accounted for on a mark-to-market basis in accordance with SFAS No.133. At March 31, 2007 and December 31, 2006, the market values of these contracts were $289,000 and $385,000, respectively, and are included in other assets in the accompanying condensed consolidated balance sheets. The changes in the value of these contracts are included in interest expense.

Raw materials for use in our manufacturing processes include copper used by our Climate Control Business and natural gas used by our Chemical Business. As part of our raw material price risk management, we periodically enter into exchange-traded futures contracts for these materials, which contracts are generally accounted for on a mark-to-market basis in accordance with SFAS No. 133. At March 31, 2007, the unrealized gain on the futures contracts was $266,000 and is included in supplies, prepaid items and other. At December 31, 2006, the unrealized loss was $408,000 and is included in accrued and other liabilities. The unrealized gains and losses are classified as current assets and liabilities, respectively, in the accompanying condensed consolidated balance sheets as the terms of these contracts are for periods of twelve months or less. For the three months ended March 31, 2007, we recognized gains of $511,000 on such contracts. For the three months ended March 31, 2006, we incurred losses of $130,000. These gains and losses are included in cost of sales. In addition, the cash flows relating to these contracts are included in cash flows from continuing operating activities.

Note 15: Income Per Common Share Net income applicable to common stock is computed by adjusting net income by the amount of preferred stock dividend requirements and stock dividends. Basic income per common share is based upon net income applicable to common stock and the weighted average number of common shares outstanding during each period. Diluted income per share is based on net income applicable to common stock plus preferred stock dividend requirements on preferred stock assumed to be converted, if dilutive, and interest expense including amortization of debt issuance costs, net of income taxes, on convertible debt assumed to be converted, if dilutive, and the weighted average number of common shares and dilutive common equivalent shares outstanding, and the assumed conversion of dilutive convertible securities outstanding.

During the three months ended March 31, 2007, $3,000,000 of the Debentures was converted into 423,749 shares of common stock. In addition, we issued 2,262,965 shares of common stock for 305,807 shares of our Series 2 Preferred that were tendered pursuant to a tender offer.

As of March 31, 2007, the aggregate amount of unpaid dividends in arrears on our Series 2 Preferred, Series B Preferred and Series D Preferred totaled approximately $4,791,000, $1,710,000 and $300,000, respectively.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 15: Income Per Common Share (continued)

The following table sets forth the computation of basic and diluted net income per common share:

(Dollars In Thousands, Except Per Share Amounts)

Three Months Ended March 31,
2007	2006
Numerator:
Net income	$10,819	$2,978
Dividend requirements and stock dividends on preferred stock exchanged in March 2007	(4,971)	(248)
Other preferred stock dividend requirements	(217)	(304)
Numerator for basic net income per common share - net income applicable to common stock	5,631	2,426
Other preferred stock dividend requirements on preferred stock assumed to be converted, if dilutive	217	60
Interest expense including amortization of debt issuance costs, net of income taxes, on convertible debt assumed to be converted	50	95
Numerator for diluted net income per common share	$5,898	$2,581

Denominator:
Denominator for basic net income per common share - weighted-average shares	17,516,200	13,761,638
Effect of dilutive securities:
Convertible preferred stock	1,779,320	950,526
Stock options	1,283,519	1,200,696
Convertible notes payable	312,525	2,254,000
Warrants	84,446	52,665
Dilutive potential common shares	3,459,810	4,457,887
Denominator for diluted net income per common share - adjusted weighted-average shares and assumed conversions	20,976,010	18,219,525

Basic net income per common share	$.32	$.18

Diluted net income per common share	$.28	$.14

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 15: Income Per Common Share (continued)

The following weighted-average shares of securities were not included in the computation of diluted net income per common share as their effect would have been antidilutive:

Three Months Ended March 31,
2007	2006
Convertible preferred stock	1,044,361	2,620,127

Note 16: Income Taxes We and/or certain of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The federal tax returns for 1994 through 2002 remain subject to examination for the purpose of determining the amount of remaining NOL and other carryovers. With few exceptions, the 2003-2006 years remain open for all purposes of examination by the IRS and other major tax jurisdictions.

At December 31, 2006, we had regular-tax net operating loss (“NOL”) carryforwards of $51.2 million ($33.1 million alternative minimum tax NOLs) that begin expiring in 2019. Due to NOL carryforwards and the fact that we have a valuation allowance related to our deferred tax assets, no provisions for income taxes were necessary for the three-month periods of 2007 and 2006 except for federal alternative minimum taxes and state income taxes.

In July 2006, the FASB issued FASB Interpretation No. 48 - Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 requires that realization of an uncertain income tax position must be “more likely than not” (i.e. greater than 50% likelihood) the position will be sustained upon examination by taxing authorities before it can be recognized in the financial statements. Further, FIN 48 prescribes the amount to be recorded in the financial statements as the amount most likely to be realized assuming a review by tax authorities having all relevant information and applying current conventions. FIN 48 also clarifies the financial statement classification of tax-related penalties and interest and sets forth new disclosures regarding unrecognized tax benefits. On January 1, 2007, we adopted FIN 48. As a result of the implementation of FIN 48, we recognized a liability of $120,000 for uncertain tax positions, which was accounted for as an increase to the January 1, 2007 accumulated deficit balance. We do not expect the adoption of FIN 48 to impact our effective tax rate in 2007.  We recognize accrued interest related to tax matters in interest expense and recognize penalties as other expense.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 17: Other Expense, Other Income and Non-Operating Other Income, net

Three Months Ended March 31,
2007	2006
(In Thousands)
Other expense (1)	$24	$106

Other income (1)	$54	$47

Non-operating other income, net:
Interest income	$42	$37
Miscellaneous income (1)	26	24
Miscellaneous expense (1)	(26)	(31)
Total non-operating other income, net	$42	$30

(1) Amounts represent numerous unrelated transactions, none of which are individually significant requiring separate disclosure.

Note 18: Segment Information

Three Months Ended March 31,
2007	2006
(In Thousands)
Net sales:
Climate Control	$71,305	$47,362
Chemical	73,720	62,530
Other	2,360	1,965
	$147,385	$111,857

Gross profit: (1)
Climate Control	$20,707	$14,807
Chemical (2)	10,532	4,701
Other	813	671
	$32,052	$20,179

Operating income: (3)
Climate Control	$8,508	$5,573
Chemical (2)	7,710	1,809
General corporate expenses and other business operations, net (4)	(2,695)	(1,614)
	13,523	5,768
Interest expense	(2,588)	(2,875)
Non-operating other income, net:
Climate Control	2	-
Chemical	28	19
Corporate and other business operations	12	11
Provision for income taxes	(344)	(50)
Equity in earnings of affiliate-Climate Control	215	205
Income from continuing operations	$10,848	$3,078

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 18: Segment Information (continued)

(1)	Gross profit by industry segment represents net sales less cost of sales. Gross profit classified as “Other” relates to the sales of industrial machinery and related components.

(2)	During the first quarters of 2007 and 2006, we recorded the realization of losses on certain nitrate-based inventories of $328,000 and $929,000, respectively. During the first quarter of 2006, we realized insurance recoveries of $554,000 relating to a business interruption claim. The above transactions contributed to an increase in gross profit.

(3)
Our chief operating decision makers use operating income by industry segment for purposes of making decisions which include resource allocations and performance evaluations. Operating income by industry segment represents gross profit by industry segment less SG&A incurred by each industry segment plus other income and other expense earned/incurred by each industry segment before general corporate expenses and other business operations, net. General corporate expenses and other business operations, net, consist of unallocated portions of gross profit, SG&A, other income and other expense.

(4)
The amounts included are not allocated to our Climate Control and Chemical Businesses since these items are not included in the operating results reviewed by our chief operating decision makers for purposes of making decisions as discussed above. A detail of these amounts are as follows:

Three Months Ended March 31,
2007	2006
(In Thousands)
Gross profit-Other	$813	$671
Selling, general and administrative:
Personnel costs	(1,658)	(1,202)
Professional fees	(994)	(840)
Office overhead	(196)	(198)
Shareholders relations	(98)	(8)
Property, franchise and other taxes	(83)	(71)
Advertising	(80)	(30)
All other (A)	(403)	58
Total selling, general and administrative	(3,512)	(2,291)

Other income	18	6
Other expense	(14)	-
Total general corporate expenses and other business operations, net	$(2,695)	$(1,614)

(A) For the first quarter of 2006, a refund of $350,000 was recognized relating to insurance brokerage fees.

Note 18: Segment Information (continued)

Information about our total assets by industry segment is as follows:

March 31,	December 31,
2007	2006
(In Thousands)
Climate Control	$106,552	$97,166
Chemical	117,317	109,122
Corporate assets and other	11,055	13,639
Total assets	$234,924	$219,927

Note 19: Related Party Transactions  A subsidiary within our Climate Control Business remodeled their offices, including the replacement of carpet and flooring throughout the office area. In connection with the remodeling, the subsidiary made payments for the purchase of carpeting totaling $69,000 and $5,000 during 2006 and the first quarter of 2007, respectively to Designer Rugs, a company owned by Linda Golsen Rappaport, the daughter of Jack E. Golsen, our Chairman and Chief Executive Officer, and sister of Barry H. Golsen, our President.

During 2006, Jayhawk purchased $1 million principal amount of the Debentures. During the three months ended March 31, 2007, Jayhawk earned interest of $17,500 relating to the Debentures.

See discussion in Note 12 - Completion of Tender Offer concerning the following:
•	the participation of the Jayhawk Group and Golsen Group in the tender offer;
•	the number of shares of our common stock issued to the Jayhawk Group and Golsen Group as a result of the tender offer; and
•	the amount of accrued and unpaid dividends waived by the Jayhawk Group and Golsen Group as the result of the tender offer.

Note 20: Subsequent Event  In April 2007, Jayhawk converted the remaining $1 million of the Debentures into 141,040 shares of our common stock at the conversion price of $7.09 per share and we paid Jayhawk additional consideration of $35,000. As a result, all of the Debentures have been converted into shares of our common stock and no Debentures are outstanding.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our March 31, 2007 condensed consolidated financial statements. Certain statements contained in this MD&A may be deemed forward-looking statements. See "Special Note Regarding Forward-Looking Statements".

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

•	Chemical Business engaged in the manufacturing and selling of chemical products produced from plants located in Arkansas, Alabama and Texas for the industrial, mining and agricultural markets.

First Quarter of 2007

LSB’s first quarter of 2007 net sales were $147.4 million compared to $111.9 million in the same quarter of 2006, operating income was $13.5 million compared to $5.8 million in 2006 and net income was $10.8 million compared to $3.0 million for 2006.

Our Climate Control Business continued to report strong sales and operating results due to high backlogs and new order flow. 2007 first quarter net sales were $71.3 million compared to $47.4 million in 2006. Operating income before allocation of corporate overhead was $8.5 million, a 53% increase over the $5.6 million in 2006.

Our Chemical Business reported improved results in the first quarter of 2007 with net sales of $73.7 million compared to $62.5 million in 2006. Operating income before allocation of corporate overhead was $7.7 million, an approximate four-fold increase compared to the $1.8 million for 2006.

Climate Control Business

The Climate Control Business has historically and consistently generated annual profits and positive cash flows and continues to do so. As indicated above, the Climate Control Business’ net sales and operating income for the first quarter 2007 were higher than in the same quarter 2006. Climate Control’s net sales for the first quarter 2007 were $71.3 million, a 51% increase from the same period last year. The increase in sales and operating income as compared to 2006 is attributable to strong demand for the geothermal and water source heat pumps that reported a sales increase of $11.3 million, or 39%, sales of hydronic fan coils reported an increase of $7.3 million, or 52%, and sales of other HVAC products reported an increase of $5.3 million, or 129%. Our objectives for the Climate Control Business include the continued emphasis on:

•  increasing the sales and operating margins of all products,
•  developing and introducing new and energy efficient products, and
•  increasing production to meet customer demand.

Most of the products of the Climate Control Business are produced to customer orders that are placed well in advance of required delivery dates. As a result, the Climate Control Business maintains significant backlogs that eliminate the necessity to carry substantial inventories other than for firm customer orders. Due to the increase in the demand for Climate Control’s products, the backlog of confirmed orders continues to be high. The backlog of confirmed orders at March 31, 2007, was approximately $71 million as compared to $80 million at December 31, 2006 and $70 million at March 31, 2006. We anticipate shipping substantially all of this backlog within twelve months.

We have taken certain actions to increase the production level, to improve the product delivery lead times, and reduce the current backlog. In response to our record intake level of customer orders in 2006, we had increased our unit output through additional shifts and overtime. We also invested $4.9 million in fabrication equipment, plant-wide process control systems and other upgrades during 2006 and plan for additional production equipment during 2007 including $1.1 million expended through March 31, 2007 and an additional $3.3 million committed. This investment is expected to increase capacity and reduce overtime. We expect to finance with lenders $2.0 million of the $3.3 million committed expenditures for production equipment. The balance will be financed from internal cash flows and borrowing ability under the Working Capital Revolver Loan. In addition, during the fourth quarter of 2006, we acquired a 46,000 sq. ft. building adjacent to our existing 270,000 sq. ft. geothermal and water source heat pump production facility at an approximate cost of $2.5 million to increase production and warehouse space. We had also committed approximately $1.6 million to renovate an existing building as a distribution center for our geothermal and water source heat pumps. Through March 31, 2007, approximately $0.9 million of the total commitment had been expended for the renovation. Both of these real property investments have been financed by mortgages.

Our Climate Control Business will continue to launch new products and product upgrades in an effort to maintain and improve our current market position and to establish a presence in new markets. In recent periods, the Climate Control Business' profitability was affected by operating losses of certain new product lines being developed over the past few years. Our emphasis has been to increase the sales levels of these operations above the breakeven point. During the first quarter of 2007, the results for these new products did not improve appreciably. We believe that the prospects for these new product lines are improving and that these products will contribute favorably in the future.

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

As indicated above, for the first quarter of 2007, the Chemical Business reported net sales of $73.7 million, or an increase of $11.2 million, and operating income of $7.7 million. Operating income of $7.7 million was 10.5% of net sales compared to $1.8 million or 2.9% of net sales for the 2006 first quarter.

The primary reasons for this increase in operating income relative to sales include the strong agricultural product market demand relative to supply, consistent demands for industrial products, and plant production efficiencies due to higher operating rates. In our market area, low grain and other crop inventories resulting, in part, from the drought of 2006 spurred earlier than normal activity. The strong agricultural market resulted in a significant volume increase and improved margins. In addition, Cherokee’s results improved (in relation to the same period in 2006) due, in part, to the significant operating losses incurred in the first quarter of 2006 as discussed below.

Our primary raw material feedstock, anhydrous ammonia and natural gas are commodities, subject to significant price fluctuations, generally purchased at prices in effect at the time of purchase. Due to the uncertainty of these commodity markets, we have developed customers that purchase quantities of products pursuant to agreements and/or formulas that provide for the pass through of raw material and other variable costs and certain fixed costs. Approximately 61% percent to the Chemical Business’ products sold in the first quarter of 2007 were pursuant to such arrangements.

Most of the production from Baytown is sold pursuant to a long-term supply agreement that provides for the pass through of certain production costs including anhydrous ammonia. Baytown consistently generates operating income and reported higher net sales in the first quarter of 2007 compared to the first quarter of 2006.

El Dorado‘s first quarter of 2007 operating income was higher than the first quarter of 2006. As a result of the strong seasonal agricultural product demand, the sales and production volumes were higher and margins were improved due to increased absorption of fixed costs. The increased agricultural volumes, along with the steady sales demand from the mining and industrial markets, resulted in the facility being operated at more efficient levels than in the 2006 first quarter.

El Dorado is party to a long-term agreement to supply significant quantities of industrial grade ammonium nitrate with the pass through of the cost of anhydrous ammonia and certain other costs. This agreement extends through December 2010.

Cherokee’s results were improved in the 2007 first quarter compared to the same period in 2006. As a result of strong demand for seasonal agricultural product, Cherokee’s sales and production volumes were higher and the facility operated at more efficient levels. As previously reported, Cherokee generated significant losses in the first quarter of 2006 related to disruptions at the plant caused by the record climb in natural gas costs primarily due to the Gulf Coast hurricanes of 2005.

Our Chemical Business continues to focus on growing our non-seasonal industrial customer base with an emphasis on customers accepting the risk inherent with raw material costs, while maintaining a strong presence in the seasonal agricultural sector. The operations strategy is to maximize production efficiency of the facilities, thereby lowering the fixed cost of each ton produced.

Liquidity and Capital Resources

As a diversified holding company, cash requirements are primarily dependent upon credit agreements and our ability to obtain funds from our ThermaClime and non-ThermaClime subsidiaries.

Our total outstanding debt at March 31, 2007 was $102.8 million compared to $97.7 million at December 31, 2006, including borrowings under the Working Capital Revolver Loan of $34.6 million compared to $26.0 million at December 31, 2006. The increase in borrowings under this revolver was to support the higher accounts receivable due to increased sales level and the negotiation of extended payment terms for a major customer.

At December 31, 2006, there was $4.0 million of the 7% Convertible Senior Subordinated Debentures due 2011 (the “Debentures”) outstanding. In February 2007, there were conversions of $3.0 million. In April 2007, the remaining $1.0 million was converted to our common stock. As a result of the conversions, we have no outstanding Debentures. Since the completion of the private placement of the Debentures, these conversions from debt to stockholders’ equity of $18.0 million improved our debt leverage ratio and reduces our annual interest expense by approximately $1.3 million.

Historically, ThermaClime’s primary cash needs have been for working capital and capital expenditures. ThermaClime and its subsidiaries depend upon their Working Capital Revolver Loan, internally generated cash flows, and secured property and equipment financing in order to fund operations and pay obligations.

The Working Capital Revolver Loan and the Senior Secured Loan have financial covenants that are discussed below under “Loan Agreements - Terms and Conditions”.

ThermaClime’s Working Capital Revolver is a $50.0 million facility. As of March 31, 2007, ThermaClime had availability for additional borrowing under its Working Capital Revolver Loan of $14.3 million. Borrowing availability is based upon certain percentages of accounts receivable and inventory. ThermaClime’s ability to maintain an adequate amount of borrowing availability under its Working Capital Revolver Loan depends on its ability to comply with the terms and conditions of its loan agreements and its ability to generate cash flow from operations. ThermaClime is restricted under its credit agreements as to the funds it may transfer to the Company and its non-ThermaClime affiliates and certain ThermaClime subsidiaries. This limitation does not prohibit payment to the Company of amounts due under a Services Agreement, Management Agreement and a Tax Sharing Agreement.

We are discussing with prospective lenders, the possibilities of refinancing certain outstanding debt at more favorable terms, including, among other issues, reduced interest rates. As of the date of this report, we have not entered into definitive negotiations with any prospective lender to provide such refinancing. There are no assurances that we will be successful in our efforts to refinance portions of our outstanding debt, or that if we are successful in refinancing any of our outstanding debt that the terms will be more favorable than the terms of the outstanding debt.

Completion of Tender Offer

On January 26, 2007, our Board of Directors approved and on February 9, 2007, we began a tender offer to exchange shares of our common stock for up to 309,807 of the 499,102 outstanding shares of the Series 2 Preferred. The tender offer expired on March 12, 2007 and our Board of Directors accepted the shares tendered on March 13, 2007. The terms of the tender offer provided for the issuance by the Company of 7.4 shares of common stock in exchange for each share of Series 2 Preferred tendered in the tender offer and the waiver of all rights to accrued and unpaid dividends on the Series 2 Preferred tendered. As a result of this tender offer, we issued 2,262,965 shares of our common stock for 305,807 shares of Series 2 Preferred that were tendered. In addition, the total amount of accrued and unpaid dividends on the Series 2 Preferred tendered was approximately $7.3 million ($23.975 per share).

Because the exchanges under the tender offer were pursuant to terms other than the original terms, the transactions were considered extinguishments of the preferred stock. Also the transactions qualified as induced conversions under SFAS 84. Accordingly, we recorded a charge (stock dividend) to accumulated deficit of approximately $12.3 million which equaled the excess of the fair value of the common stock issued over the fair value of the common stock issuable pursuant to the original conversion terms. To measure fair value, we used the closing price of our common stock on March 13, 2007. For purposes of computing income per common share for the three months ended March 31, 2007, net income was reduced by approximately $5 million relating to the tender offer which represents the total amount of stock dividends recorded less the total amount of unpaid dividends waived. As of March 31, 2007, there remain outstanding 193,295 shares of Series 2 Preferred with cumulative dividends of $24.7875 per share or $4.8 million

Filing Requirements Pursuant to Sarbanes Oxley

We are currently a non-accelerated filer. Determination as to whether we continue as a non-accelerated filer is to be made as of June 29, 2007. Due to the increase in the market price and the number of shares outstanding of our common stock, our public float held by non-affiliates currently exceeds the $75 million threshold. If our public float held by non-affiliates is or exceeds $75 million as of June 29, 2007, we would then be classified as an accelerated filer and will be required to provide a management’s report on our internal control over financial reporting and an assessment of such report by our independent auditors in our Form 10-K for the year ending December 31, 2007. As a result, we will incur additional costs to meet the requirements as an accelerated filer for the year ending December 31, 2007.

Capital Expenditures

General

Capital expenditures in the first three months of 2007 were $3.5 million, including $1.9 million primarily for additional capacity in the Climate Control Business and $1.6 million for the Chemical Business, primarily for process and reliability improvements of existing facilities. As discussed below, our current commitment for the remainder of 2007 includes spending for production equipment, facilities upgrades and capacity expansion in the Climate Control Business and spending for production equipment and environmental compliance in the Chemical Business.

Other capital expenditures for 2007 are believed to be discretionary and are dependent upon an adequate amount of liquidity and/or obtaining acceptable funding. We have carefully managed those expenditures to projects necessary to execute our business plans and those for environmental and safety compliance.

Current Commitments

As of the date of this report, we have committed capital expenditures of approximately $9.9 million for production equipment, facilities upgrades and environmental compliance in 2007. The expenditures include $6.0 million for the Chemical Business and $3.9 million for the Climate Control Business. We plan to finance approximately $2.0 million and the balance will be funded from working capital.

In addition, we plan to spend approximately $1.6 million, including approximately $0.9 million spent as of March 31, 2007, on an existing building to expand the distribution facilities of our geothermal and water source heat pump business, $1.2 million of which has been funded by mortgage debt.

In addition, certain additional capital expenditures will be required to bring the sulfuric acid plant's air emissions to lower limits. There have been minimal expenditures on this project since 2004. The ultimate cost is believed to be between $2.5 million and $4.0 million, to be expended through February 2010. Currently, there are no committed capital expenditures for the project.

As discussed elsewhere in this report, we have been orally advised by the ADEQ that the ADEQ will issue to El Dorado a consent administrative order that will adjust certain permit limits and enable us to discharge the wastewater from El Dorado into the creek after June 1, 2007. If the anticipated consent administrative order is not issued by the ADEQ on or before June 1, 2007, El Dorado currently intends to cease discharging its wastewater into the creek as of that date and will discharge the wastewater into the holding lake at El Dorado. We believe that the holding lake has capacity to hold six months of the expected wastewater discharge. Based on the informal representation by the ADEQ, we believe the anticipated consent administrative order is forthcoming; however, we have no assurance that such order will be issued or that, if issued, it will be issued on or before June 1, 2007 or before the capacity of the holding lake is reached. Accordingly, direct discharge of wastewater into the creek appears at this time to be the most likely wastewater discharge option, although there are no assurances that this option will ultimately be made available to El Dorado.

El Dorado is considering three options to discharge its wastewater. The estimated capital expenditures ranges from $0.8 million to $2.8 million, depending on which option El Dorado utilizes or is required to utilize to meet the requirements issued or anticipated to be issued by the ADEQ.

Dividends

We have not paid cash dividends on our outstanding common stock in many years, and except for partial dividends paid during each quarter of 2006, we have not paid cash dividends on our outstanding preferred stock in many years. As discussed above under “Completion of Tender Offer”, we issued approximately 2.3 million shares of our common stock in exchange for approximately 0.3 million shares of the Series 2 Preferred in March 2007 pursuant to a tender offer. In addition, a total of approximately $7.3 million in accrued and unpaid dividends were waived as a result of this tender offer. Based on the terms of the tender offer, we recorded a charge (stock dividend) to accumulated deficit of approximately $12.3 million which equaled the excess of the fair value of the common stock issued over the fair value of the common stock issuable pursuant to the original conversion terms of the Series 2 Preferred.

As of March 31, 2007, there were approximately $6.8 million of unpaid dividends on our outstanding cumulative preferred stock. We intend to retain most of our future earnings, if any, to provide funds for our operations and/or expansion of our business.

We do not anticipate paying cash dividends on our outstanding common stock in the foreseeable future, and until all unpaid dividends are paid on our outstanding cumulative preferred stock, no dividends may be paid on our common stock.

Compliance with Long-Term Debt Covenants

As discussed below under “Loan Agreements - Terms and Conditions”, the Senior Secured Loan and Working Capital Revolver Loan, as amended, of ThermaClime and its subsidiaries require, among other things, that ThermaClime meet certain financial covenants. ThermaClime's forecasts for the remainder of 2007 indicate that ThermaClime will be able to meet all required financial covenant tests for all remaining quarters and the year ending December 31, 2007.

Summary

Cash flow and liquidity will continue to be managed very carefully. We believe, with the $10.8 million net income for the first quarter of 2007 and the infusion of new capital as a result of conversion of the debentures to stockholders’ equity, our capital base continues to improve. Based upon current forecasts, we should have adequate cash from internal cash flows and financing sources to enable us to satisfy our cash requirements for the remainder of 2007. Due to the volatility of the cost of major raw materials, we have historically experienced revisions to financial forecasts on a frequent basis during the course of a year. As a result, actual results may differ from our forecast, which could have a material impact on our liquidity and future operating results.

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

We used substantially all of the net proceeds for the purchase or redemption of our higher interest rate debt or debt of our subsidiaries, including approximately $13.6 million relating to ThermaClime’s Senior Unsecured Notes held by unrelated third parties and Jayhawk at ThermaClime’s carrying value (which includes $1.0 million that was held by Jayhawk) including accrued interest of $0.3 million. The remaining balance of the net proceeds was used for general corporate purposes.

During September through December 2006, $14.0 million of the Debentures were converted into 1,977,499 shares of our common stock at the conversion price of $7.08 per share. For the three months ended March 31, 2007, an additional $3.0 million of the Debentures were converted into 423,749 shares of our common stock at the same conversion price. In April 2007, the remaining $1.0 million, which was held by Jayhawk, was converted at the conversion price of $7.09 per share and we paid Jayhawk additional consideration of $35,000.

Working Capital Revolver Loan - ThermaClime finances its working capital requirements through borrowings under a Working Capital Revolver Loan. Under the Working Capital Revolver Loan, ThermaClime and its subsidiaries may borrow on a revolving basis up to $50.0 million based on specific percentages of eligible accounts receivable and inventories. The Working Capital Revolver Loan matures in April 2009. As of March 31, 2007, borrowings outstanding were $34.6 million and the net credit available for additional borrowings was $14.3 million. The Working Capital Revolver Loan requires that ThermaClime and its Climate Control Business meet certain financial covenants measured quarterly. ThermaClime and its Climate Control Business were in compliance with those covenants for the twelve-month period ended March 31, 2007.

Senior Secured Loan - In 2004, ThermaClime and certain of its subsidiaries (the “Borrowers”) completed a $50.0 million term loan (“Senior Secured Loan”) with a certain lender (the “Lender”). The Senior Secured Loan is to be repaid as follows:

• quarterly interest payments which began September 30, 2004;
• quarterly principal payments of $312,500 beginning September 30, 2007;
• a final payment of the remaining outstanding principal of $47.5 million and accrued interest on September 16, 2009.

The Senior Secured Loan accrues interest at a defined LIBOR rate plus a defined LIBOR margin or, at the election of the Borrowers, a defined alternative base rate plus a defined alternative base rate margin, with the annual interest rate not to exceed 11% or 11.5% depending on the leverage ratio. At March 31, 2007, the annual interest rate was 11%.

The Borrowers are subject to numerous affirmative and negative covenants under the Senior Secured Loan agreement including, but not limited to, limitation on the incurrence of certain additional indebtedness and liens, limitations on mergers, acquisitions, dissolution and sale of assets, and limitations on declaration of dividends and distributions to us, all with certain exceptions. The Borrowers are also subject to a minimum fixed charge coverage ratio, measured quarterly on a trailing twelve-month basis. The Borrowers were in compliance with the required minimum ratio for the twelve-month period ended March 31, 2007 and the coverage ratio is considered to be achievable for the remainder of 2007. The maturity date of the Senior Secured

Loan can be accelerated by the Lender upon the occurrence of a continuing event of default, as defined.

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

Related Party Transactions

During 2006, Jayhawk purchased $1 million principal amount of the Debentures. During the three months ended March 31, 2007, Jayhawk earned interest of $17,500 relating to the Debentures. In April 2007, Jayhawk converted the remaining $1 million of the Debentures into 141,040 shares of our common stock at the conversion price of $7.09 per share and we paid Jayhawk additional consideration of $35,000.

Pursuant to an agreement entered into with the Jayhawk Group in November 2006 and the terms of the tender offer as discussed above under “Completion of Tender Offer”, the Jayhawk Group and the Golsen Group tendered 180,450 and 26,467 shares, respectively, of Series 2 Preferred for 1,335,330 and 195,855 shares, respectively, of our common stock. The total amount of accrued and unpaid dividends on these shares of Series 2 Preferred was approximately $4.96 million with the Jayhawk Group waiving a total of $4.33 million and the Golsen Group waiving a total of $0.63 million.

Critical Accounting Policies and Estimates

See our discussion on critical accounting policies in Item 7 of our Form 10-K for the year ended December 31, 2006. In addition, the preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and disclosures of contingencies.

Change in Accounting for Plant Turnaround Costs

In September 2006, the FASB completed a project to clarify guidance on the accounting for Turnarounds. The FASB issued FASB Staff Position No. AUG AIR-1 (“FSP”) which eliminated the accrue-in-advance method of accounting for Turnarounds which method we were using. In addition, the adoption of the provisions in the FSP is to be considered a change in accounting principle with retrospective application as described in SFAS 154, if practical. The FSP became effective for us on January 1, 2007. There are three acceptable accounting methods for Turnarounds that we could adopt. Previously we had disclosed that we had elected to adopt the deferral method and were assessing the impact the FSP may have on our financial statements using the deferral method. However, as we performed procedures to gather and summarize the information needed to determine the impact under the deferral method, we concluded the direct expensing method was preferable. As a result, we adopted the direct expensing method which requires us to expense Turnaround costs as they are incurred. Based on our current plan for Turnarounds to be performed during 2007, we estimate that we will incur approximately $2 million to $2.5 million of Turnaround costs during the fourth quarter of 2007. However, it is possible that these Turnarounds could be performed during a different quarter and/or the actual costs could be significantly different than our estimates.

Results of Operations

Three months ended March 31, 2007 compared to Three months ended March 31, 2006

Net Sales

The following table contains certain information about our net sales in different industry segments for the three months ended March 31,

2007	2006	Change	Percentage Change
(Dollars In Thousands)
Net sales:
Climate Control:
Geothermal and water source heat pumps	$40,564	$29,248	$11,316	38.7%
Hydronic fan coils	21,366	14,023	7,343	52.4%
Other HVAC products	9,375	4,091	5,284	129.2%
Total Climate Control	$71,305	$47,362	$23,943	50.6%

Chemical:
Agricultural products	$31,069	$20,376	$10,693	52.5%
Industrial acids and other chemical products	22,968	22,701	267	1.2%
Mining products	19,683	19,453	230	1.2%
Total Chemical	$73,720	$62,530	$11,190	17.9%

Other	$2,360	$1,965	$395	20.1%

Total net sales	$147,385	$111,857	$35,528	31.8%

Climate Control Business

•
Net sales of our geothermal and water source heat pump products increased primarily as a result of a 19% increase in the number of units sold in the commercial and residential markets due to customer demand. We continue to maintain a market share leadership position based on data supplied by the Air-Conditioning and Refrigeration Institute;

•
Net sales of our hydronic fan coils increased primarily due to a 18% increase in the number of units sold due to an increase in customer orders as well as an increase in average unit sales prices as the result of lower discounting and higher selling prices driven by raw material cost increases;

•
Net sales of our other HVAC products increased as the result of an increase in the number of larger custom air handlers sold as the result of shipping units sold pursuant to several customer orders and engineering and construction services due to work completed on construction contracts.

Chemical Business

El Dorado and Cherokee produce all the chemical products described in the table above and Baytown produces only industrial acids products. The volume of tons sold and the sales prices for the Chemical Business increased 16% and 4%, respectively, compared with the same quarter of 2006.

•	Volume at El Dorado increased 16% and sales prices increased 5% directly related to strong agricultural product market demand relative to supply for nitrogen fertilizer;
•
Volume at Cherokee increased 29% primarily related to the same market-driven demand for nitrogen fertilizer. Additionally, there were low demand and production curtailments experienced throughout the first quarter of 2006 as the result of reduction in orders from several key customers due to the high cost of natural gas caused by the effects of Hurricane Katrina. Sales prices decreased 4% due primarily to the lower natural gas costs in the 2007 first quarter which are pass through costs under pricing arrangements with certain of our customers;

•	Both volume and sales prices increased approximately 4% at Baytown. The increase in sales prices resulted primarily from higher ammonia costs and a change in proportionate sales to various customers.

Other - Net sales classified as “Other” consists of sales of industrial machinery and related components. The increase in net sales relates primarily to increased customer demand for our machine tool products.

Gross Profit

Gross profit by industry segment represents net sales less cost of sales. The following table contains certain information about our gross profit in different industry segments for the three months ended March 31,

2007	2006	Change	Percentage Change
(Dollars In Thousands)
Gross profit:
Climate Control	$20,707	$14,807	$5,900	39.8%
Chemical	10,532	4,701	5,831	124.0%
Other	813	671	142	21.2%
	$32,052	$20,179	$11,873	58.8%

	2007	2006	Change
Gross profit percentage (1):
Climate Control	29.0%	31.3%	(2.3)%
Chemical	14.3%	7.5%	6.8%
Other	34.4%	34.1%	0.3%
Total	21.7%	18.0%	3.7%

(1) As a percentage of net sales

The increase in gross profit in our Climate Control Business was a direct result of the increase in sales volume as discussed above. The decline in our gross profit percentage was primarily due to raw material costs increases being incurred ahead of customer price increases becoming effective.

The increase in gross profit of our Chemical Business relates primarily to the increase in volume and sales prices of agricultural products sold by El Dorado and Cherokee as discussed above. The higher production volumes resulted in improved absorption of fixed costs which is the primary reason for the increase in our gross profit percentage.

During the first quarters of 2007 and 2006, we recorded the realization of losses on certain nitrate-based inventories of $328,000 and $929,000, respectively. Also during the first quarter of 2006, we realized insurance recoveries of $554,000 relating to a business interruption claim. The above transactions contributed to an increase in gross profit for each respective period.

The increase in gross profit classified as “Other” (see discussion above) is due primarily to the increase in sales as discussed above.

Operating Income

Our chief operating decision makers use operating income by industry segment for purposes of making decisions which include resource allocations and performance evaluations. Operating income by industry segment represents gross profit by industry segment less selling, general and administrative expense (“SG&A”) incurred by each industry segment plus other income and other expense earned/incurred by each industry segment before general corporate expenses and other business operations, net. General corporate expenses and other business operations, net consist of unallocated portions of gross profit, SG&A, other income and other expense. The following table contains certain information about our operating income for the three months ended March 31,

2007	2006	Change
(In Thousands)
Operating income:
Climate Control	$8,508	$5,573	$2,935
Chemical	7,710	1,809	5,901
General corporate expense and other business operations, net	(2,695)	(1,614)	(1,081)
	$13,523	$5,768	$7,755

Operating Income - Climate Control: The net increase in operating income of our Climate Control Business resulted primarily from the net increase of gross profit of $5.9 million as discussed above. This increase in operating income was partially offset by increased shipping and handling costs of $1.0 million due to increased sales volume and rising fuel costs, increased commissions of $0.8 million due to increased sales volume and distribution mix and increased personnel cost of $0.8 million as the result of increased number of personnel and group health care costs.

Operating Income - Chemical: The net increase of our Chemical Business’ operating income primarily relates to the net increase in gross profit of $5.8 million as discussed above.

General Corporate Expense and Other Business Operations, Net: The net increase in our general corporate expense and other business operations, net relates primarily to an increase of $0.5 million in personnel costs due, in part, to increased group health care costs. In addition, during the first quarter of 2006, we received a refund of $0.4 million relating to insurance brokerage fees.

Interest Expense - Interest expense was $2.6 million for the first quarter of 2007 compared to $2.9 million for the first quarter of 2006, a decrease of $0.3 million. This net decrease in interest expense relates primarily to the acquisition of the 10-3/4% Senior Unsecured Notes during 2006.

Provision For Income Taxes - Due to net operating loss (“NOL”) carryforwards, provisions for income taxes consist only of federal alternative minimum taxes and state income taxes for the three months ended March 31, 2007 and 2006.

Cash Flow From Continuing Operating Activities

Historically, our primary cash needs have been for operating expenses, working capital and capital expenditures. We have financed our cash requirements primarily through internally generated cash flow, borrowings under our revolving credit facilities, secured asset financing and the sale of assets. See additional discussion concerning cash flow from our Climate Control and Chemical Businesses in “Liquidity and Capital Resources”.

For 2007, net cash used by continuing operating activities was $8.1 million, including cash used by changes in assets and liabilities offset by net income plus depreciation and amortization and other adjustments.

Accounts receivable increased $17.9 million including:

•
an increase of $10.4 million relating to the Chemical Business as the result of increased sales at El Dorado and Cherokee primarily as a result of seasonal higher sales due to the spring planting season as discussed above under “Results of Operations” and granting an extended term of 24 days to a major customer and

•
an increase of $7.5 million relating to the Climate Control Business due primarily to increased sales of hydronic fan coil products as discussed above under “Results of Operations,” and the sales of large custom air handlers in March 2007.

Inventories decreased $0.8 million including:

•	a decrease of $3.6 million relating to the Chemical Business primarily relating to the increased sales as the result of the spring planting season partially offset by
•
an increase of $3.0 million relating primarily to geothermal and water source heat pump products in the Climate Control Business due primarily to increased production and increased levels of raw materials and finished goods on hand as the result of the expansion of our facilities to meet customer demand.

Other supplies and prepaid items increased $2.0 million primarily as a result of an increase in precious metals due primarily to the increased cost of these metals and additional metals purchased net of the amount consumed in the manufacturing process and sold by the Chemical Business.

Accounts payable decreased $1.4 million primarily due to:

•
a decrease of $5.3 million in the Chemical Business due, in part, to the payment of invoices relating to Baytown’s property taxes and a scheduled lease billing and invoices relating to maintenance performed at El Dorado offset, in part, by

•	an increase of $3.9 million in the Climate Control Business primarily as the result of increased production and increased levels of raw materials and finished goods on hand.

Customer deposits increased $0.6 million primarily due to the increase in deposits received on sales commitments by Cherokee.

The change in deferred rent expense of $5.6 million is due to the scheduled lease payments during the first quarter of 2007 exceeding the rent expense recognized on a straight-line-basis.

The increase in other current and noncurrent liabilities of $3.4 million includes an increase in accrued payroll and benefits of $2.3 million due primarily to the increase in the number of days outstanding due to the timing of our payroll-related payments.

Cash Flow from Continuing Investing Activities

Net cash used by continuing investing activities was $0.6 million for 2007 which included $3.5 million for capital expenditures of which $1.9 million and $1.6 million are for the benefit of our Climate Control and Chemical Businesses, respectively. These expenditures were partially offset by proceeds from restricted cash of $2.6 million which was primarily used to pay down debt.

Cash Flow from Continuing Financing Activities

Net cash provided by continuing financing activities was $7.2 million which primarily consisted of:

• proceeds of $8.8 million from revolving debt facilities, net of payments, to provide working capital as the result of the increase in accounts receivable as discussed above,
• proceeds of $2.1 million from other long-term debt for working capital purposes, offset, in part, by
• payments of $2.7 million on other long-term debt, and
• payments of $1.1 million on short-term financing and drafts payable, net of proceeds.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended, except for the following:

Cepolk Holding, Inc. (“CHI”), a subsidiary of the Company, is a limited partner and has a 50% equity interest in Cepolk Limited Partnership (“Partnership”) which is accounted for on the equity method. The Partnership owns an energy savings project located at the Ft. Polk Army base in Louisiana (“Project”). At March 31, 2007, our investment was $3.3 million. For the first quarter of 2007, distributions received from this Partnership were $0.2 million and our equity in earnings was $0.2 million. As of March 31, 2007, the Partnership and general partner to the Partnership is indebted to a term lender (“Lender”) of the Project with a term extending to December 2010 (“Loan”). CHI has pledged its limited partnership interest in the Partnership to the Lender as part of the Lender’s collateral securing all obligations under the Loan. This guarantee and pledge is limited to CHI’s limited partnership interest and does not expose CHI or the Company to liability in excess of CHI’s limited partnership interest. No liability has been established for this pledge since it was entered into prior to adoption of FIN 45. CHI has no recourse provisions or available collateral that would enable CHI to recover its partnership interest should the Lender be required to perform under this pledge.

Aggregate Contractual Obligations

In the operation of our businesses, we enter into contracts, leases and borrowing arrangements. In connection with a series of agreements (the “Bayer Agreement”) with Bayer Corporation ("Bayer"), under which we are to supply nitric acid with a provision for pass through of production costs subject to certain performance obligations on our part, a subsidiary of ThermaClime entered into a 10 year lease in June 1999 that requires minimum future net lease rentals of approximately $17.6 million at March 31, 2007. The lease payments are includable costs in these agreements. These lease rentals are made monthly over the term of the agreements, typically with one annual payment representing a majority of the amount due for the year. A lease payment of approximately $8.1 million due in January 2008 has been considered in evaluating our liquidity.

As discussed in our Form 10-K for the year ended December 31, 2006, we had certain contractual obligations at December 31, 2006, with various maturity dates, related to the following:

•  long-term debt,
•  interest payments on long-term debt,
•  capital expenditures,
•  operating leases,
•  exchange-traded futures contracts,
•  purchase obligations and
•  other long-term liabilities.

Under “Liquidity and Capital Resources” and “Cash Flow from Continuing Financial Activities” of this MD&A, we discussed the following which occurred during the three months ended March 31, 2007:

•	net proceeds of $8.8 million from revolving debt facilities to provide working capital as the result of the increase in accounts receivable;
•	conversion of $3.0 million of the 7% convertible debentures into common stock; and
•	capital expenditures of approximately $3.5 million relating to the Climate Control and Chemical Businesses.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

General

Our results of operations and operating cash flows are impacted by changes in market interest rates and changes in market prices of copper, steel, anhydrous ammonia and natural gas.

Forward Sales Commitments Risk

Periodically, we enter into forward firm sales commitments for products to be delivered in future periods. As a result, we could be exposed to embedded losses should our product costs exceed the firm sales prices. At March 31, 2007, we had $167,000 of embedded losses associated with sales commitments with firm sales prices in our Chemical Business.

Commodity Price Risk

Our Climate Control Business buys substantial quantities of copper and steel for use in manufacturing processes and our Chemical Business buys substantial quantities of anhydrous ammonia and natural gas as feedstocks generally at market prices. Periodically, our Climate Control Business enters into exchange-traded futures for copper and our Chemical Business enters into exchange-traded futures for natural gas, which contracts are generally accounted for on a mark-to-market basis in accordance with SFAS 133. At March 31, 2007, our purchase commitments under these contracts were for 600,000 pounds of copper through December 2007 at a weighted average cost of $2.84 per pound ($1,705,000) and a weighted average market value of $3.13 per pound ($1,879,000). In addition, our Chemical Business had purchase commitments under these contracts for 300,000 MMBtu of natural gas through March 2008 at a weighted average cost of $7.91 per MMBtu ($2,372,000) and a weighted average market value of $8.21 per MMBtu ($2,464,000).

Interest Rate Risk

Our interest rate risk exposure results from our debt portfolio which is impacted by short-term rates, primarily variable-rate borrowings from commercial banks, and long-term rates, primarily fixed-rate notes, some of which prohibit prepayment or require substantial prepayment penalties.

Reference is made to our Form 10-K for the year ended December 31, 2006, for an expanded analysis of expected maturities of long-term debt and its weighted average interest rates.

In 2005, we purchased two interest rate cap contracts for a cost of $590,000 to help minimize our interest rate risk exposure relating to the Working Capital Revolver Loan. These contracts set a maximum three-month LIBOR base rate of 4.59% on $30 million. These contracts mature on March 29, 2009. These contracts are free-standing derivatives and are accounted for on a mark-to-market basis in accordance with SFAS No.133. At March 31, 2006, the market value of these contracts was $289,000.

As of March 31, 2007, the estimated fair value of our variable rate and fixed rate debt exceeded the debt's carrying value by approximately $4.7 million ($6.0 million at December 31, 2006).

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

Our disclosure controls and procedures are designed to ensure that information relating to us, including our consolidated subsidiaries, that is required to be disclosed in our periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is communicated timely to our management. We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2007. Based on that evaluation, although during the evaluation we noted several significant deficiencies in our disclosure controls and procedures, we concluded that our disclosure controls and procedures are effective as of March 31, 2007.

There were no changes to our internal control over financial reporting during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

SPECIAL NOTE REGARDING
FORWARD-LOOKING STATEMENTS

Certain statements contained within this report may be deemed "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements in this report other than statements of historical fact are Forward-Looking Statements that are subject to known and unknown risks, uncertainties and other factors which could cause actual results and performance of the Company to differ materially from such statements. The words "believe", "expect", "anticipate", "intend", "will", and similar expressions identify Forward-Looking Statements. Forward-Looking Statements contained herein relate to, among other things,

•
the Climate Control’s emphasis on increasing the sales and operating margins of all products, developing and introducing new and energy efficient products, and increasing production to meet customer demand;

•	the Climate Control Business will continue to launch new products and product upgrades in an effort to maintain and improve our current market position and to establish presence in new markets;
•	Shipping substantially all of our March 31, 2007 backlog within twelve months;
•	certain actions taken to increase the production level, to improve the product delivery lead times, and reduce the current backlog in the Climate Control Business;
•
our Chemical Business continues to focus on growing our non-seasonal industrial customer base with an emphasis on customers accepting the risk inherent with raw material costs, while maintaining a strong presence in the seasonal agricultural sector;

•	our strategy in the Chemical Business is to maximize production efficiency of the facilities, thereby lowering the fixed cost of each ton produced;
•	the amount to finance with lenders relating to committed expenditures for production equipment;
•	increasing capacity and reducing overtime as a result of our investment in property and equipment in the Climate Control Business;
•	the prospects for new product lines in the Climate Control Business are improving and will contribute favorably in the future;
•	retaining most of our future earnings, if any, to provide funds for our operations and/or expansion of our business;
•	not paying cash dividends on our outstanding common stock in the foreseeable future;
•	our capital base continues to improve;
•	adequate cash from internal cash flows and financing sources to enable us to satisfy our cash requirements for the remainder of 2007;
•	ability to meet all required financial covenant tests for the remainder of 2007 under our loan agreements;
•	Having adequate cash to satisfy our cash requirements as they become due in 2007;
•	our seasonal products in our Chemical Business;
•	whether we will be deemed an accelerated filer as of June 29, 2007, and if so, there will be a substantial increase in cost;
•	capital expenditures and the amounts thereof including the amounts relating to the discharge of wastewater and the sulfuric acid plant’s air emissions;
•	the issuance of a consent administrative order for the El Dorado Facility prior to June 12, 2007, and the issuance of the permit modification during the third quarter of 2007; and
•	the intent to discharge the El Dorado Facility's wastewater into its holding pond for up to six months if te consent administrative order is not issued on or before June 1, 2007.

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

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

There are no material legal proceedings or material developments in any such legal proceedings pending against us and/or our subsidiaries not reported in Item 3 of our Form 10-K for year ended December 31, 2006, except for the following material developments to such proceedings that occurred during the first quarter of 2007:

In connection with the lawsuit styled Nelson Brothers, LLC v. Cherokee Nitrogen Company v. Dynegy Marketing, pending in the Alabama State Court, Colbert County, Alabama, Cherokee Nitrogen Company (“CNC”) and Nelson Brothers, LLC (“Nelson”) have agreed in principle to settle their portion of the lawsuit by CNC agreeing to pay Nelson 25% of any net amount of certain proceeds that may be received (after costs incurred) by CNC from Dynegy as a result of obtaining a settlement or judgment in connection with the lawsuit. The settlement between CNC and Nelson is subject to the parties entering into a definitive settlement agreement.

Item 1A. Risk Factors

Reference is made to Item 1A of our Form 10-K for the year ended December 31, 2006, for our discussion concerning risk factors. There are no material changes from the risk factors disclosed in our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the three months ended March 31, 2007, the Company and affiliated purchasers, as defined, did not purchase any of its equity securities except that we issued 2,262,965 shares of our common stock for 305,807 shares of Series 2 Preferred that were tendered pursuant to the tender offer discussed above. In accordance with the tender offer, the holders that exchanged Series 2 Preferred for our common stock waived any and all accrued and unpaid dividends on the Series 2 Preferred exchanged. All such exchanges are shown in the following table:

Period	(a) Total number of shares of Series 2 Preferred acquired (1)	(b) Average price paid per share of Series 2 Preferred (1)	(c) Total number of shares of Series 2 Preferred purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares of Series 2 Preferred that may yet be purchased under the plans or programs
January 1, 2007 - January 31, 2007	-	$-	-	-

February 1, 2007 - February 28, 2007	-	$-	-	-

March 1, 2007 - March 31, 2007	305,807	$96.94	305,807	-
Total	305,807	$96.94	305,807	-

(1) These shares of Series 2 Preferred were cancelled. The average price paid per share of Series 2 Preferred is based on the closing market price of our common stock on March 13, 2007 which is the date our Board of Directors accepted the tendered shares.

Item 3. Defaults upon Senior Securities

(b)  Although dividends on our Series 2 Preferred are payable if and when declared by the Board of Directors, the terms of the Series 2 Preferred provide that dividends are cumulative. Except for nominal cash dividends paid during each quarter of 2006, our Board of Directors did not declare and we did not pay cash dividends on our outstanding Series 2 Preferred from June 1999 through December 2005. The amount of the total arrearage of unpaid dividends on the outstanding Series 2 Preferred is $4.8 million as of March 31, 2007. If the June 15 dividend on the Series 2 Preferred is not paid, the amount of the total arrearage of unpaid dividends payable on the outstanding Series 2 Preferred will be $4.9 million.

The terms, as amended, of our Series 2 Preferred provide that whenever dividends in the Series 2 Preferred are in arrears and unpaid in an amount equal to at least six quarterly dividends, the Series 2 Preferred may elect 2 additional directors to our board of directors to serve until all accrued and unpaid dividends are paid, if and so long as at least 140,000 shares of Series 2 Preferred remain outstanding. In 2002, the holders of our cumulative preferred stock elected Grant J. Donovan and N. Allen Ford to serve on our board of directors, and they are currently serving as members of our board of directors.

Except for nominal cash dividends paid during 2006, our Board of Directors did not declare and we did not pay the January 1 regular cash dividend on our Series B Preferred from 1999 through 2005. Dividends in arrears at March 31, 2007 related to the Series B Preferred was $1.7 million.

In addition, dividends in arrears related to our Series D Preferred was $0.3 million as of March 31, 2007.

Item 4. Submission of Matters to a Vote of Security Holders

At the Company’s Special Meeting of Shareholders held on March 6, 2007, two amendments to our Certificate of Designations for our Series 2 Preferred were approved. The Amendments generally provide as follows:

•
the first Amendment permits us and our subsidiaries, during the period that cumulative accrued and unpaid dividends exist on our Series 2 Preferred, to purchase, redeem, or otherwise acquire shares of our common stock for a period of five years from the date of completion of an exchange or tender offer by us after January 1, 2007, for at least 180,000 shares of the outstanding Series 2 Preferred; and

•
the second Amendment provides that the current right of the holders of Series 2 Preferred to elect two directors to our board when at least six quarterly dividends on the Series 2 Preferred are in arrears and unpaid may be exercised only if and so long as at least 140,000 shares of Series 2 Preferred are issued and outstanding.

The results of the approval of the two amendments are as follows:

Stock Class	Number of Shares “For”	Number of Shares “Against”	Number of Abstentions and Broker Non- Votes
Series 2 Preferred	409,034	800	-
All other classes	10,721,846	689,982	2,133
Total	11,130,880	690,782	2,133

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly authorized, to sign this report on its behalf on this 7th day of May 2007.

LSB INDUSTRIES, INC.

By: /s/ Tony M. Shelby
Tony M. Shelby Executive Vice President of Finance and Chief Financial Officer (Principal Financial Officer)

By: /s/ Jim D. Jones
Jim D. Jones Senior Vice President, Corporate Controller and Treasurer (Principal Accounting Officer)