Form 10-K/A
period 2006-12-31
LSB INDUSTRIES INC
filed 2007-07-18
CIK 60714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No.1

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

(i)

FORM 10-K/A, AMENDMENT NO.1
OF LSB INDUSTRIES, INC.

(ii)

Explanatory Introductory Note

As previously disclosed in our Form 10-Q for the quarter ended March 31, 2007, during September 2006, the Financial Accounting Standards Board (“FASB”) completed a project adopting a new accounting principle as to the methods of accounting for planned major maintenance activities (“Turnarounds”). Under the new accounting principle for Turnarounds, FASB issued FASB Staff Position No. AUG AIR-1 (“FSP”), which eliminated the accrue-in-advance method of accounting for Turnarounds which was the method we were using. Under the new FSP, there were three acceptable accounting methods for Turnarounds that we could adopt. Effective January 1, 2007, we have adopted the direct expensing method which requires us to expense Turnaround costs as they are incurred. The adoption of the FSP accounting for Turnarounds is considered a change in accounting principle adopted by the FASB with retroactive application as described in SFAS 154 - Accounting Changes and Error Corrections. We are required to file this Amendment to update our 2006 Form 10-K in order to file a registration statement to register certain securities sold by us in a private placement as required by our recently completed $60 million principal amount 5.5% Convertible Senior Subordinated Debentures, due 2012, to a limited number of qualified institutional buyers, as such term is defined in Rule 144A under the Securities Act of 1933, as amended. This Amendment reflects the new Turnaround accounting method for the three years ended December 31, 2006, with accompanying notes and quarterly financial data.

As a result of the new FSP for Turnarounds, this Amendment is amending the following Items contained in the Form 10-K:

•	Selected Financial Data;
•	Management’s Discussion and Analysis of Financial Condition and Results of Operations;
•	Financial Statements and Supplemental Data; and
•	Exhibits and Financial Statement Schedules

All other Items contained in the Form 10-K remain as set fourth in the Form 10-K.

Except for the foregoing amended information, as more fully discussed in Note 2 of Notes to Consolidated Financial Statements, the Form 10-K for year ended December 31, 2006, (“Form 10-K”), as amended by this Amendment, continues to describe conditions as of the date of the original filing of such Form 10-K, and we have not updated the disclosures contained therein to reflect events that have occurred at a later date, other than subsequent events that are considered to be significant which are disclosed under “Subsequent Events” of Item 7 and in Note 23 of Notes to Consolidated Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA (AS ADJUSTED)

Years ended December 31,

2006	2005	2004	2003	2002
(Dollars in thousands, except per share data)
Selected Statement of Operations Data (1):

Net sales	$491,952	$397,115	$363,984	$317,026	$283,553
Interest expense (2)	$11,915	$11,407	$7,393	$6,097	$8,218

Income from continuing operations before cumulative effect of accounting changes (2) (3)	$15,768	$5,634	$745	$3,705	$2,867
Cumulative effect of accounting changes	$-	$-	$(536)	$-	$860
Net income	$15,515	$4,990	$209	$3,705	$266
Net income (loss) applicable to common stock	$12,885	$2,707	$(2,113)	$1,378	$(2,061)
Income (loss) per common share applicable to common stock:
Basic:
Income (loss) from continuing operations before cumulative effect of accounting changes	$.92	$.25	$(.12)	$.11	$.05
Net loss from discontinued operations	$(.02)	$(.05)	$-	$-	$(.29)
Cumulative effect of accounting changes	$-	$-	$(.04)	$-	$.07
Net income (loss)	$.90	$.20	$(.16)	$.11	$(.17)
Diluted:
Income (loss) from continuing operations before cumulative effect of accounting changes	$.77	$.22	$(.12)	$.10	$.04
Net loss from discontinued operations	$(.01)	$(.04)	$-	$-	$(.27)
Cumulative effect of accounting changes	$-	$-	$(.04)	$-	$.07
Net income (loss)	$.76	$.18	$(.16)	$.10	$(.16)

(1)
As fully discussed under “Explanatory Introduction Note” on page 1 of this Form 10-K/A and Note 2 of the Notes to the Consolidated Financial Statements, we adjusted the selected statement of operations data as the result of the change in accounting for Turnarounds.

(2)
In May 2002, the repurchase of Senior Unsecured Notes using proceeds from a Financing Agreement was accounted for as a voluntary debt restructuring. As a result, subsequent interest payments associated with the Financing Agreement debt were recognized against the unrecognized gain on the transaction. The Financing Agreement debt was repaid in September 2004.

(3)	Income from continuing operations before cumulative effect of accounting changes includes gains on extinguishment of debt of $4.4 million and $1.5 million for 2004 and 2002, respectively.

ITEM 6. SELECTED FINANCIAL DATA (AS ADJUSTED) (CONTINUED)

Years ended December 31,
2006	2005	2004	2003	2002
(Dollars in thousands, except per share data)
Selected Balance Sheet Data (1):

Total assets	$219,927	$188,963	$167,568	$161,813	$166,276
Redeemable preferred stock	$65	$83	$97	$103	$111
Long-term debt, including current portion	$97,692	$112,124	$106,507	$103,275	$113,361
Stockholders' equity	$43,634	$14,861	$9,915	$8,862	$3,090
Selected other data:
Cash dividends declared per common share	$-	$-	$-	$-	$-

(1)
As fully discussed under “Explanatory Introduction Note” on page 1 of this Form 10-K/A and Note 2 of the Notes to the Consolidated Financial Statements, we adjusted the selected balance sheet data as the result of the change in accounting for Turnarounds.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with a review of the other Items included in this Form 10-K, as amended by this Amendment, and our December 31, 2006 Consolidated Financial Statements (As Adjusted) included elsewhere in this report. Certain statements contained in this MD&A may be deemed to be forward-looking statements. See "Special Note Regarding Forward-Looking Statements."

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

2006 Results

LSB’s 2006 sales were $492.0 million compared to $397.1 million in 2005, operating income was $27.1 million compared to $14.9 million in 2005 and income from continuing operations was $15.8 million compared to $5.6 million in 2005. Net income was $15.5 million compared to $5.0 million for 2005.

The Climate Control Business continued to report strong sales and operating results due to record high backlogs and new order flow. Their sales were $221.2 million compared to $156.9 million in 2005. Their operating income before allocation of corporate overhead was $25.4 million, an 80% increase over the $14.1 million in 2005.

Our Chemical Business reported improved results in 2006 with sales of $260.7 million compared to $233.4 million in 2005. Operating income before allocation of corporate overhead was $9.8 million, a 29% increase over the $7.6 million in 2005.

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

Chemical Business

The Chemical Business has production facilities in Baytown, Texas (the “Baytown” facility), El Dorado, Arkansas (the “El Dorado” facility) and Cherokee, Alabama (the “Cherokee” facility). Baytown and El Dorado produce nitrogen products from anhydrous ammonia that is delivered by pipeline. Cherokee produces nitrogen products from natural gas that is delivered by pipeline. As indicated above, for 2006, the Chemical Business reported a sales increase of $27.2 million or 12% and a $2.2 million or 29% increase in operating income before allocation of corporate overhead.

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

Subsequent Events

On June 28, 2007, the Company entered into a Purchase Agreement, with each of 22 qualified institutional buyers (the “Purchasers”), pursuant to which the Company sold $60.0 million aggregate principal amount of its 5.5% Convertible Senior Subordinated Debentures due 2012 (the “2007 Debentures”) in a private placement to qualified institutional buyers pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Act”), afforded by Section 4(2) of the Act and Regulation D promulgated under the Act. The 2007 Debentures bear interest at the rate of 5.5% per year. Interest is payable on January 1 and July 1 of each year, beginning on January 1, 2008. The net proceeds received by the Company in connection with this sale, after discounts and commissions were approximately $57 million. The Company has currently invested the net proceeds in money market investments and has or intends to use the net proceeds, to redeem its outstanding shares of $3.25 Convertible Exchangeable Class C Preferred Stock, Series 2 ("Series 2 Preferred"); to repay certain outstanding mortgages and equipment loans; to pay accrued and unpaid dividends on its outstanding shares of Series B 12% Cumulative Convertible Preferred Stock and Series D 6% Cumulative Convertible Class C Preferred Stock; and the balance to initially reduce outstanding  borrowing under existing revolving working credit facility, for certain discretionary capital expenditures and general working capital purposes.

The 2007 Debentures are convertible by holders in whole or in part into shares of the Company’s common stock prior to their maturity on July 1, 2012. The conversion rate of the 2007 Debentures for holders electing to convert all or any portion of a 2007 Debenture is 36.4 shares of the Company’s common stock per $1,000 principal amount of debentures (representing a conversion price of $27.47 per share of common stock), subject to adjustment under certain conditions as set forth in the Indenture.

The Company has also entered into a Registration Rights Agreement with the Purchasers, which required the Company to register the 2007 Debentures, and the shares of common stock into which they are convertible, within 60 days of the closing of the Purchase Agreement, and to use commercially reasonable efforts to have the registration statement declared effective within 150 days of such closing date. The Company is also required to use its commercially reasonable efforts to keep the registration statement effective until July 1, 2010

As of June 29, 2007, we became an accelerated filer because our public float held by non-affiliates exceeded the $75 million threshold. As a result, we will be required to provide a management’s report on our internal control over financial reporting and an assessment of such report by our independent auditors in our Form 10-K for the year ending December 31, 2007. In addition, we will incur additional costs to meet the requirements as an accelerated filer for the year ending December 31, 2007.

On July 11, 2007, our Board of Directors approved the redemption of all of our outstanding Series 2 Preferred. We mailed a notice of redemption to all holders of record of our Series 2 Preferred on July 12, 2007. The redemption date is scheduled for August 27, 2007, and the redemption price is $50.00 per share of Series 2 Preferred, plus $26.25 per share in accrued and unpaid dividends pro-rata to the date of redemption. As of the date of this report, 193,295 shares of Series 2 Preferred were outstanding. The Series 2 Preferred will be redeemed using a portion of the proceeds of the 2007 Debentures.

The holders of shares of Series 2 Preferred have the right to convert each share into 4.329 shares of our common stock, which right to convert terminates 10 days prior to the redemption date. If a holder converts its shares of Series 2 Preferred, the holder would not be entitled to any accrued and unpaid dividends as to the shares of Series 2 Preferred converted. If all of the outstanding shares Series 2 Preferred are converted, 836,774 shares of our common stock would be issuable.

As stated above, we intend to use a portion of the net proceeds from the sale of the 2007 Debentures to redeem our Series 2 Preferred. The Series 2 Preferred is a cumulative preferred. As a result, if we redeem the Series 2 Preferred, we are obligated to pay, in cash, a redemption price for each share redeemed of $50.00 per share, plus $26.25 per share of accrued and unpaid dividends thereon pro-rata to the date of redemption. If, after notice of redemption is given, a holder of the Series 2 Preferred elects to convert his, her or its shares into our common stock pursuant to its terms, the Certificate of Designation for the Series 2 Preferred provides, and it is the Company’s position, that the holder that so converts will not be entitled to receive payment of any accrued and unpaid dividends on the shares so converted. The Company has been advised by an affiliate that is the Company’s second largest stockholder, Jayhawk Capital Management, Inc. and other Jayhawk entities, through their manager, Kent McCarthy (the “Jayhawk Group”), that if the Company redeems the Series 2 Preferred and the Jayhawk Group thereafter converts its holding of Series 2 Preferred, the Jayhawk Group may bring legal proceedings against us for all accrued and unpaid dividends on the Series 2 Preferred that the Jayhawk Group may convert after receiving a notice of redemption. As of the date of this report, there was approximately $4.0 million of accrued and unpaid dividends on the Series 2 Preferred held by the Jayhawk Group.

Upon completion of the redemption of our outstanding Series 2 Preferred, the two independent directors elected by the holders of our Series 2 Preferred will no longer serve as directors on our board of directors. The American Stock Exchange (“ASE”) requires that at least a majority of the directors on the board of directors of companies listed on the ASE be independent. When the two directors elected by the Series 2 Preferred cease to be directors, the independent directors will no longer be a majority of our board of directors. If upon completion of the redemption we are unable, or otherwise fail, to appoint two additional independent directors to our board of directors or reduce the number of our non-independent directors, our board would no longer have a majority of independent directors, and we would not meet the required listing standards of the ASE. In such event, the ASE could issue a warning letter or a deficiency letter or it could delist our common stock.

Critical Accounting Policies and Estimates

Our critical accounting policy relating to plant turnaround costs has been changed as discussed under “Explanatory Introduction Note.”

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

Plant Turnaround Costs - As discussed under “Explanatory Introduction Note,” we expense the costs as they are incurred relating to planned major maintenance activities (“Turnarounds”) of our Chemical Business as described as the direct expensing method within Financial Accounting Standards Board (“FASB”) Staff Position No. AUG AIR-1.

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

Deferred Income Taxes - Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes, and the amounts used for income tax purposes. Valuation allowances are provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. We are able to realize deferred tax assets up to an amount equal to the future reversals of existing taxable temporary differences. The taxable temporary differences will turn around in the loss carry forward period as the differences reverse. Other differences will turn around as the assets are realized or liabilities are paid in the normal course of business. At December 31, 2006 and 2005, our deferred tax assets were net of a valuation allowance of $18.9 million and $25.6 million, respectively. The decrease in the valuation allowance is due primarily to the utilization of net operating loss carry forwards in 2006.

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

Recognition of Insurance Recoveries- If an insurance claim relates to a recovery of our losses, we recognize the recovery when it is probable and reasonably estimable. If our insurance claim relates to a contingent gain, we recognize the recovery when it is realized.

Management's judgment and estimates in these areas are based on information available from internal and external resources at that time. Actual results could differ materially from these estimates and judgments, as additional information becomes known.

Results of Operations

Our Consolidated Financial Statements have been amended and adjusted as discussed under “Explanatory Introduction Note.” In addition, the following Results of Operations should be read in conjunction with our Consolidated Financial Statements for the years ended December 31, 2006, 2005 and 2004 and accompanying notes (As Adjusted) and the discussions above under “Overview” And “Liquidity and Capital Resources.”

The following table contains certain information about our continuing operations in different industry segments for each of the three years ended December 31:

2006 (As Adjusted)	2005 (As Adjusted)	2004 (As Adjusted)
(In thousands)
Net sales:
Climate Control	$221,161	$156,859	$141,014
Chemical	260,651	233,447	216,264
Other	10,140	6,809	6,706
	$491,952	$397,115	$363,984

Gross profit:
Climate Control	$65,496	$48,122	$42,721
Chemical	22,023	16,314	7,756
Other	3,343	2,330	2,145
	$90,862	$66,766	$52,622

Operating income (loss):
Climate Control	$25,428	$14,097	$11,707
Chemical	9,785	7,591	(2,038)
General corporate expense and other business operations, net	(8,074)	(6,835)	(7,586)
	27,139	14,853	2,083

Interest expense	(11,915)	(11,407)	(7,393)
Gains on extinguishment of debt	-	-	4,400
Provision for loss on notes receivable-Climate Control	-	-	(1,447)
Non-operating income (expense), net:
Climate Control	1	-	-
Chemical	311	362	2,463
Corporate and other business operations	312	1,199	(29)
Provision for income taxes	(901)	(118)	-
Equity in earnings of affiliate - Climate Control	821	745	668
Income from continuing operations before cumulative effect of accounting change	$15,768	$5,634	$745

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net Sales

The following table contains certain information about our net sales in different industry segments for 2006 and 2005:

2006	2005	Change	Percentage Change
(Dollars in thousands)
Net sales:
Climate Control:
Geothermal and water source heat pumps	$134,210	$85,268	$48,942	57.4%
Hydronic fan coils	59,497	53,564	5,933	11.1%
Other HVAC products	27,454	18,027	9,427	52.3%
Total Climate Control	$221,161	$156,859	$64,302	41.0%

Chemical:
Industrial acids and other chemical products	$95,208	$80,228	$14,980	18.7%
Agricultural products	89,735	80,638	9,097	11.3%
Mining products	75,708	72,581	3,127	4.3%
Total Chemical	$260,651	$233,447	$27,204	11.7%

Other	$10,140	$6,809	$3,331	48.9%

Total net sales	$491,952	$397,115	$94,837	23.9%

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

Gross Profit

Gross profit by industry segment represents net sales less cost of sales. The following table contains certain information about our gross profit in different industry segments for 2006 and 2005:

2006	2005	Change	Percentage Change
(Dollars in thousands)
Gross profit:
Climate Control	$65,496	$48,122	$17,374	36.1%
Chemical	22,023	16,314	5,709	35.0%
Other	3,343	2,330	1,013	43.5%
	$90,862	$66,766	$24,096	36.1%

In addition to the information presented in the above table, our Climate Control Business’ gross profit percentage (as a percentage of net sales) was 29.6% for 2006 compared to 30.7% for 2005. The gross profit percentage of our Chemical Business was 8.4% for 2006 compared to 7.0% for 2005. The gross profit percentage relating to “Other” (see discussion above) was 33.0% for 2006 compared to 34.2% for 2005.

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

2006	2005	Change
(In thousands)
Operating income:
Climate Control	$25,428	$14,097	$11,331
Chemical	9,785	7,591	2,194
General corporate expense and other business operations, net	(8,074)	(6,835)	(1,239)
	$27,139	$14,853	$12,286

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

Operating Income - Chemical: The net increase of our Chemical Business’ operating income primarily relates to the net increase in gross profit of $5.7 million as discussed above. This increase in operating income was partially offset by an increase in handling costs of $0.8 million due primarily to increased sales volume and an increase in professional fees of $0.4 million relating to legal costs associated with ammonium nitrate anti-dumping tariffs. In addition, we recognized gains of $1.6 million from certain property insurance claims in 2005.

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

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net Sales

The following table contains certain information about our net sales in different industry segments for 2005 and 2004:

2005	2004	Change	Percentage Change
(Dollars in thousands)
Net sales:
Climate Control:
Geothermal and water source heat pumps	$85,268	$73,920	$11,348	15.4%
Hydronic fan coils	53,564	48,760	4,804	9.9%
Other HVAC products	18,027	18,334	(307)	(1.7)%
Total Climate Control	$156,859	$141,014	$15,845	11.2%

Chemical:
Agricultural products	$80,638	$72,154	$8,484	11.8%
Industrial acids and other chemical products	80,228	82,040	(1,812)	(2.2)%
Mining products	72,581	62,070	10,511	16.9%
Total Chemical	$233,447	$216,264	$17,183	7.9%

Other	$6,809	$6,706	$103	1.5%

Total net sales	$397,115	$363,984	$33,131	9.1%

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

Gross Profit

Gross profit by industry segment represents net sales less cost of sales. The following table contains certain information about our gross profit in different industry segments for 2005 and 2004:

2005	2004	Change	Percentage Change
(Dollars in thousands)
Gross profit:
Climate Control	$48,122	$42,721	$5,401	12.6%
Chemical	16,314	7,756	8,558	110.3%
Other	2,330	2,145	185	8.6%
	$66,766	$52,622	$14,144	26.9%

In addition to the information presented in the above table, our Climate Control Business’ gross profit percentage (as a percentage of net sales) was 30.7% for 2005 compared to 30.3% for 2004. The gross profit percentage of our Chemical Business was 7.0% for 2005 compared to 3.6% for 2004. The gross profit percentage relating to “Other” (see discussion above) was 34.2% for 2005 compared to 32.0% for 2004.

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

The net increase in gross profit of our Chemical Business is due primarily to improved margins on certain agricultural and industrial acid products and cost recoveries during 2005 of $2.1 million of production catalyst (precious metals) used in our manufacturing processes compared to $0.2 million during 2004. In addition, costs relating to Turnarounds decreased approximately $1.0 million in 2005 compared to 2004 primarily as the result of our sulfuric acid plant and one of our nitric acid plants not requiring Turnarounds during 2005 but were performed during 2004. The increase in gross profit was offset, in part, by our inability to fully pass on to our customers the 25% increase in costs of anhydrous ammonia during the spring and fall planting seasons incurred by El Dorado, the 34% increase in costs of natural gas sustained by Cherokee and the suspension of production at Cherokee resulting from the hurricanes in the U.S. Gulf as discussed above under “Overview-Chemical Business”. Cherokee also incurred an increase of $2.2 million of electricity costs primarily as the result of increased rates charged by their utility company. In addition in 2004, net settlements of $1.5 million (which increased gross profit) were reached with insurance carriers relating to a vendor’s faulty repair work to a chemical plant boiler.

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

Operating Income (Loss)

See discussion above concerning the definition and use of operating income (loss) by industry segment by our chief operating decision makers. The following table contains certain information about our operating income (loss) for 2005 and 2004:

2005	2004	Change
(In thousands)
Operating income (loss):
Climate Control	$14,097	$11,707	$2,390
Chemical	7,591	(2,038)	9,629
General corporate expense and other business operations, net	(6,835)	(7,586)	751
	$14,853	$2,083	$12,770

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

Operating Income (Loss) - Chemical: The net increase in our Chemical Business’ operating income included the net increase in gross profit of $8.6 million as discussed above and gains of $1.6 million from replacement cost property insurance recoveries which includes $1.5 million of recoveries discussed under “Business Interruption and Property Insurance Claims” of Item 3 and a decrease in personnel costs of $0.3 million as a result of a reduction in personnel at El Dorado. This increase was partially offset by an increase in handling costs of $1.0 million due primarily to higher railcar lease and maintenance costs as the result of increasing the number of railcars used to support our agricultural business.

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

The increase in other current and noncurrent liabilities of $3.9 million includes primarily:

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

Availability of Company's Loss Carry-Overs

For a discussion on our net operating loss carry-overs, see Note 13 of Notes to Consolidated Financial Statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

We have included the financial statements and supplementary financial information required by this item immediately following Part IV of this report and hereby incorporate by reference the relevant portions of those statements and information into this Item 8.

As fully discussed under “Explanatory Introduction Note” on page 1 of this Form 10-K/A and in Note 2 of Notes to Consolidated Financial Statements, we amended and adjusted the accompanying consolidated financial statements and the financial statement schedules I and II.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements (As Adjusted)

The following consolidated financial statements of the Company appear immediately following this Part IV:

Pages

Report of Independent Registered Public Accounting Firm	F- 2

Consolidated Balance Sheets at December 31, 2006 and 2005 (As Adjusted)	F-3 to F-4

Consolidated Statements of Income for each of the three years in the period ended December 31, 2006 (As Adjusted)	F-5

Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 2006 (As Adjusted)	F-6

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2006 (As Adjusted)	F-7 to F-8

Notes to Consolidated Financial Statements (As Adjusted)	F-9 to F-66

Quarterly Financial Data (As Adjusted and Unaudited)	F-67 to F-72

(a) (2) Financial Statement Schedules

The Company has included the following schedules in this report:

I - Condensed Financial Information of Registrant (As Adjusted)	F-73 to F-76

II - Valuation and Qualifying Accounts (As Adjusted)	F-77

We have omitted all other schedules because the conditions requiring their filing do not exist or because the required information appears in our Consolidated Financial Statements (As Adjusted), including the notes to those statements.

(a)(3) Exhibits

3.1	Restated Certificate of Incorporation, filed September 2, 1987 *.

3.2	Certificate of Designations, filed February 21, 1989 *.

3.3	Certificate of Elimination, filed May 13, 1993 *.

3.4	Certificate of Designations, filed May 21, 1993 *.

3.5	Certificate of Amendment, filed September 3, 1993 *.

3.6	Certificate of Change of Registered Agent, filed November 24, 1998 *.

3.7	Certificate of Designations, filed February 5, 1999 *.

3.8	Certificate of Elimination, filed April 16, 1999 *.

3.9	Certificate of Designations, filed November 15, 2001 *.

3.10	Certificate of Amendment to Certificate of Designations of the $3.25 Convertible Exchangeable Class C Preferred Stock, Series 2, filed March 6, 2007 *.

3.11	Bylaws, as amended, which the Company hereby incorporates by reference from Exhibit 3(ii) to the Company's Form 10-Q for the quarter ended June 30, 1998. See SEC file number 001-07677

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

4.18
Tenth amendment to Loan and Security Agreement, dated March 21, 2007, between LSB Industries, Inc., ThermaClime, Inc., the subsidiaries of ThermaClime, Inc. that are signatories thereto, and Wells Fargo Foothill, Inc., as arranger and administrative agent for various lenders *.

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

10.40
Purchase Confirmation, dated July 1, 2006, between Koch Nitrogen Company and Cherokee Nitrogen Company. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT. THE OMITTED INFORMATION HAS BEEN FILED SEPARATELY WITH THE SECRETARY OF THE SECURITIES AND EXCHANGE COMMISSION FOR PURPOSES OF SUCH REQUEST. *

10.41
Second Amendment to Anhydrous Ammonia Sales Agreement, dated November 3, 2006, between Koch Nitrogen Company and El Dorado Chemical Company. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT. THE OMITTED INFORMATION HAS BEEN FILED SEPARATELY WITH THE SECRETARY OF THE SECURITIES AND EXCHANGE COMMISSION FOR PURPOSES OF SUCH REQUEST. *

10.42
Warrant Agreement, dated March 25, 2003 between LSB Industries, Inc. and Jayhawk Institutional Partners, L.P., which the Company hereby incorporates by reference from Exhibit 10.51 to the Company's Form 10-K for the fiscal year ended December 31, 2002.

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

21.1	Subsidiaries of the Company *.

23.1	Consent of Independent Registered Public Accounting Firm.

31.2	Certification of Tony M. Shelby, Chief Financial Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 302.

32.1	Certification of Jack E. Golsen, Chief Executive Officer, furnished pursuant to Sarbanes-Oxley Act of 2002, Section 906.

32.2	Certification of Tony M. Shelby, Chief Financial Officer, furnished pursuant to Sarbanes-Oxley Act of 2002, Section 906.

*	Filed as an exhibit to the Company’s original Form 10-K for the fiscal year ended December 31, 2006

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LSB INDUSTRIES, INC.

Dated:	By:	/s/ Jack E. Golsen
July 18, 2007		Jack E. Golsen Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Dated:	By:	/s/ Tony M. Shelby
July 18, 2007		Tony M. Shelby Executive Vice President of Finance and Chief Financial Officer (Principal Financial Officer)

Dated:	By:	/s/ Jim D. Jones
July 18, 2007		Jim D. Jones Senior Vice President, Corporate Controller and Treasurer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:	By: /s/ Jack E. Golsen
July 18, 2007	Jack E. Golsen, Director

Dated:	By: /s/ Tony M. Shelby
July 18, 2007	Tony M. Shelby, Director

Dated:	By: /s/ David R. Goss
July 18, 2007	David R. Goss, Director

Dated:	By: /s/ Barry H. Golsen
July 18, 2007	Barry H. Golsen, Director

Dated:	By: /s/ Robert C. Brown MD
July 18, 2007	Robert C. Brown MD, Director

Dated:	By: /s/ Bernard G. Ille
July 18, 2007	Bernard G. Ille, Director

Dated:	By: /s/
July 18, 2007	Raymond B. Ackerman, Director

Dated:	By: /s/ Horace G. Rhodes
July 18, 2007	Horace G. Rhodes, Director

Dated:	By: /s/ Donald W. Munson
July 18, 2007	Donald W. Munson, Director

Dated:	By: /s/ Charles A. Burtch
July 18, 2007	Charles A. Burtch, Director

Dated:	By: /s/ John A. Shelley
July 18, 2007	John A. Shelley, Director

Dated:	By: /s/ Grant J. Donovan
July 18, 2007	Grant J. Donovan, Director

Dated:	By: /s/ N. Allen Ford
July 18, 2007	N. Allen Ford, Director

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audits also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

As discussed in Note 2 to the consolidated financial statements, the consolidated balance sheets as of December 31, 2006 and 2005 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 have been adjusted to appropriately reflect the change in the Company’s method of accounting for planned major maintenance activities and Schedules I and II as listed in the Index at Item 15(a)(2) have been amended to be consistent with the adjusted amounts.

ERNST & YOUNG LLP

Oklahoma City, Oklahoma
March 23, 2007, except for Notes 2, 3, 10, 13 and 21
and the financial statements schedules listed in the
Index at Item 15(a)(2) as to which the date is July 16, 2007

LSB Industries, Inc.

Consolidated Balance Sheets
(As adjusted, see Note 2)

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

(Continued on following page)

LSB Industries, Inc.

Consolidated Balance Sheets (continued)
(As adjusted, see Note 2)

December 31,
2006	2005
(In Thousands)
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$42,870	$31,687
Short-term financing and drafts payable	2,986	2,790
Accrued and other liabilities	26,816	21,970
Current portion of long-term debt	11,579	7,088
Total current liabilities	84,251	63,535

Long-term debt	86,113	105,036

Noncurrent accrued and other liabilities	5,929	5,531

Commitments and contingencies (Note 14)

Stockholders' equity:
Series B 12% cumulative, convertible preferred stock, $100 par value; 20,000 shares issued and outstanding; aggregate liquidation preference of $3,650,400 in 2006 ($3,440,000 in 2005)	2,000	2,000
Series 2 $3.25 convertible, exchangeable Class C preferred stock, $50 stated value; 517,402 shares issued (623,550 in 2005); aggregate liquidation preference of $37,836,070 in 2006 ($43,963,406 in 2005)	25,870	31,177
Series D 6% cumulative, convertible Class C preferred stock, no par value; 1,000,000 shares issued; aggregate liquidation preference of $1,300,000 in 2006 ($1,240,000 in 2005)	1,000	1,000
Common stock, $.10 par value; 75,000,000 shares authorized, 20,215,339 shares issued (17,082,265 in 2005)	2,022	1,708
Capital in excess of par value	79,838	57,547
Accumulated other comprehensive loss	(701)	(990)
Accumulated deficit	(47,962)	(60,333)
	62,067	32,109
Less treasury stock, at cost:
Series 2 preferred, 18,300 shares	797	797
Common stock, 3,447,754 shares (3,321,607 in 2005)	17,636	16,451
Total stockholders' equity	43,634	14,861
	$219,927	$188,963

See accompanying notes.

LSB Industries, Inc.

Consolidated Statements of Income
(As adjusted, see Note 2)

Year ended December 31,
2006	2005	2004
(In Thousands, Except Per Share Amounts)
Net sales	$491,952	$397,115	$363,984
Cost of sales	401,090	330,349	311,362
Gross profit	90,862	66,766	52,622

Selling, general and administrative expense	64,134	53,453	49,891
Provisions for losses on accounts receivable	426	810	211
Other expense	722	332	1,111
Other income	(1,559)	(2,682)	(674)
Operating income	27,139	14,853	2,083

Interest expense	11,915	11,407	7,393
Provision for loss on notes receivable	-	-	1,447
Gains on extinguishment of debt	-	-	(4,400)
Non-operating other income, net	(624)	(1,561)	(2,434)
Income from continuing operations before provision for income taxes, equity in earnings of affiliate and cumulative effect of accounting change	15,848	5,007	77
Provision for income taxes	901	118	-
Equity in earnings of affiliate	(821)	(745)	(668)
Income from continuing operations before cumulative effect of accounting change	15,768	5,634	745

Net loss from discontinued operations	253	644	-
Cumulative effect of accounting change	-	-	536
Net income	15,515	4,990	209

Dividend requirements and stock dividend on preferred stock	2,630	2,283	2,322
Net income (loss) applicable to common stock	$12,885	$2,707	$(2,113)

Income (loss) per common share:
Basic:
Income (loss) from continuing operations before cumulative effect of accounting change	$.92	$.25	$(.12)
Net loss from discontinued operations	(.02)	(.05)	-
Cumulative effect of accounting change	-	-	(.04)
Net income (loss)	$.90	$.20	$(.16)

Diluted:
Income (loss) from continuing operations before cumulative effect of accounting change	$.77	$.22	$(.12)
Net loss from discontinued operations	(.01)	(.04)	-
Cumulative effect of accounting change	-	-	(.04)
Net income (loss)	$.76	$.18	$(.16)

See accompanying notes.

LSB Industries, Inc.

Consolidated Statements of Stockholders' Equity
(As adjusted, see Note 2)

Common Stock Shares	Non- Redeemable Preferred Stock	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock - Preferred	Treasury Stock - Common	Total
(In Thousands)
Balance at December 31, 2003	15,820	$34,427	$1,582	$56,223	$(1,570)	$(65,532)	$(200)	$(16,068)	$8,862

Net income						209			209
Amortization of cash flow hedge					290				290
Total comprehensive income									499
Exercise of stock options	579		58	1,145				(383)	820
Acquisition of 5,000 shares of non-redeemable preferred stock		(250)		(21)					(271)
Conversion of 57 shares of redeemable preferred stock to common stock	2			5					5
Balance at December 31, 2004	16,401	34,177	1,640	57,352	(1,280)	(65,323)	(200)	(16,451)	9,915

Net income						4,990			4,990
Amortization of cash flow hedge					290				290
Total comprehensive income									5,280
Exercise of stock warrants	586		59	(59)					-
Exercise of stock options	89		8	240					248
Acquisition of 13,300 shares of non-redeemable preferred stock							(597)		(597)
Conversion of 156 shares of redeemable preferred stock to common stock	6		1	14					15
Balance at December 31, 2005	17,082	34,177	1,708	57,547	(990)	(60,333)	(797)	(16,451)	14,861

Net income						15,515			15,515
Amortization of cash flow hedge					289				289
Total comprehensive income									15,804
Dividends paid on preferred stock						(262)			(262)
Conversion of debentures to common stock	1,977		198	12,812					13,010
Exercise of stock options	374		38	1,445				(1,185)	298
Exchange of 104,548 shares of non-redeemable preferred stock for 773,655 shares of common stock	774	(5,227)	77	8,032		(2,882)			-
Acquisition of 1,600 shares of non-redeemable preferred stock		(80)		(15)					(95)
Conversion of 188 shares of redeemable preferred stock to common stock	8		1	17					18
Balance at December 31, 2006	20,215	$28,870	$2,022	$79,838	$(701)	$(47,962)	$(797)	$(17,636)	$43,634

See accompanying notes.

LSB Industries, Inc.

Consolidated Statements of Cash Flows
(As adjusted, see Note 2)

Year ended December 31,
2006	2005	2004
(In Thousands)
Cash flows from continuing operating activities
Net income	$15,515	$4,990	$209
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Net loss from discontinued operations	253	644	-
Cumulative effect of accounting change	-	-	536
Gains on extinguishment of debt	-	-	(4,400)
Gains on sales of property and equipment	(12)	(714)	(340)
Gains on property insurance recoveries	-	(1,618)	-
Depreciation of property, plant and equipment	11,381	10,875	10,194
Amortization	1,168	1,151	1,101
Provisions for losses on accounts receivable	426	810	211
Provisions for (realization and reversal of) losses on inventory	(711)	239	548
Provision for loss on notes receivable	-	-	1,447
Provisions for impairment on long-lived assets	286	237	737
Provision for (realization and reversal of) losses on firm sales commitments	328	-	(106)
Net loss of variable interest entity	-	-	575
Other	98	(36)	121
Cash provided (used) by changes in assets and liabilities (net of effects of discontinued operations):
Accounts receivable	(18,066)	(8,664)	(6,554)
Inventories	(7,287)	(8,888)	(1,763)
Other supplies and prepaid items	(1,871)	798	(1,447)
Accounts payable	11,183	3,990	5,688
Customer deposits	1,011	(1,494)	(1,155)
Deferred rent expense	122	6,047	(4,704)
Other current and noncurrent liabilities	3,868	2,608	202
Net cash provided by continuing operating activities	17,692	10,975	1,100

Cash flows from continuing investing activities
Capital expenditures	(14,701)	(15,315)	(9,600)
Proceeds from property insurance recoveries	-	2,888	-
Proceeds from sales of property and equipment	147	2,355	262
Deposits of current and noncurrent restricted cash	(3,504)	(19)	(158)
Other assets	(363)	(483)	(530)
Net cash used by continuing investing activities	(18,421)	(10,574)	(10,026)

(Continued on following page)

LSB Industries, Inc.

Consolidated Statements of Cash Flows (continued)
(As adjusted, see Note 2)

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

2. Change in Accounting for Plant Turnaround Costs

As previously disclosed in our Form 10-Q for the quarter ended March 31, 2007, during September 2006, the Financial Accounting Standards Board (“FASB”) completed a project adopting a new accounting principle as to the methods of accounting for planned major maintenance activities (“Turnarounds”). Under the new accounting principle for Turnarounds, FASB issued FASB Staff Position No. AUG AIR-1 (“FSP”), which eliminated the accrue-in-advance method of accounting for Turnarounds which was the method we were using. Under the

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

2. Change in Accounting for Plant Turnaround Costs (continued)

new FSP, there were three acceptable accounting methods for Turnarounds that we could adopt. Effective January 1, 2007, we have adopted the direct expensing method which requires us to expense Turnaround costs as they are incurred. The adoption of the FSP accounting for Turnarounds is considered a change in accounting principle adopted by the FASB with retroactive application as described in SFAS 154 - Accounting Changes and Error Corrections. These amended consolidated financial statements reflect the new Turnaround accounting method for the three years ended December 31, 2006, with accompanying notes and quarterly financial data.

The following consolidated financial statement line items and income (loss) per common share were affected by the change in accounting for plant turnaround costs:

Consolidated Balance Sheet at December 31, :

As Originally Reported	As Adjusted	Effect of Change
(In Thousands)
2006:

Accrued and other liabilities	$27,806	$26,816	$(990)

Total current liabilities	$85,241	$84,251	$(990)

Accumulated deficit	$(48,952)	$(47,962)	$990

Total stockholders’ equity	$42,644	$43,634	$990

2005:

Accrued and other liabilities	$23,219	$21,970	$(1,249)

Total current liabilities	$64,784	$63,535	$(1,249)

Noncurrent accrued and other liabilities	$5,687	$5,531	$(156)

Accumulated deficit	$(61,738)	$(60,333)	$1,405

Total stockholders’ equity	$13,456	$14,861	$1,405

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

2. Change in Accounting for Plant Turnaround Costs (continued)

Consolidated Statement of Income for the Year Ended December 31, :

As Originally Reported	As Adjusted	Effect of Changes
          (In Thousands)
2006:

Cost of sales	$400,675	$401,090	$415

Gross profit	$91,277	$90,862	$(415)

Operating income	$27,554	$27,139	$(415)

Income from continuing operations before provision for income taxes and equity in earnings of affiliate	$16,263	$15,848	$(415)

Income from continuing operations	$16,183	$15,768	$(415)

Net income	$15,930	$15,515	$(415)

Net income applicable to common stock	$13,300	$12,885	$(415)

2005:

Cost of sales	$330,237	$330,349	$112

Gross profit	$66,878	$66,766	$(112)

Operating income	$14,965	$14,853	$(112)

Income from continuing operations before provision for income taxes and equity in earnings of affiliate	$5,119	$5,007	$(112)

Income from continuing operations	$5,746	$5,634	$(112)

Net income	$5,102	$4,990	$(112)

Net income applicable to common stock	$2,819	$2,707	$(112)

2004:

Cost of sales	$310,201	$311,362	$1,161

Gross profit	$53,783	$52,622	$(1,161)

Operating income	$3,244	$2,083	$(1,161)

Income from operations before equity in earnings of affiliate and cumulative effect of accounting change	$1,238	$77	$(1,161)

Income from operations before cumulative effect of accounting change	$1,906	$745	$(1,161)

Net income	$1,370	$209	$(1,161)

Net loss applicable to common stock	$(952)	$(2,113)	$(1,161)

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

2. Change in Accounting for Plant Turnaround Costs (continued)

Income (Loss) Per Common Share for the Year Ended December 31, :

As Originally Reported	As Adjusted	Effect of Change
2006:

Basic:
Income from continuing operations	$.95	$.92	$(.03)

Net income	$.93	$.90	$(.03)
Diluted:
Income from continuing operations	$.79	$.77	$(.02)

Net income	$.78	$.76	$(.02)

2005:

Basic:
Income from continuing operations	$.26	$.25	$(.01)

Net income	$.21	$.20	$(.01)
Diluted:
Income from continuing operations	$.23	$.22	$(.01)

Net income	$.19	$.18	$(.01)

2004:

Basic and diluted:
Loss from operations before cumulative effect of accounting change	$(.03)	$(.12)	$(.09)

Net loss	$(.07)	$(.16)	$(.09)

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

2. Change in Accounting for Plant Turnaround Costs (continued)

As Originally Reported	As Adjusted	Effect of Change
     (In Thousands)
Balance at December 31, 2006:

Accumulated deficit	$(48,952)	$(47,962)	$990

Total stockholders’ equity	$42,644	$43,634	$990

For the Year Ended December 31, 2006:

Net income	$15,930	$15,515	$(415)

Total comprehensive income	$16,219	$15,804	$(415)

Balance at December 31, 2005:

Accumulated deficit	$(61,738)	$(60,333)	$1,405

Total stockholders’ equity	$13,456	$14,861	$1,405

For the Year Ended December 31, 2005:

Net income	$5,102	$4,990	$(112)

Total comprehensive income	$5,392	$5,280	$(112)

Balance at December 31, 2004:

Accumulated deficit	$(66,840)	$(65,323)	$1,517

Total stockholders’ equity	$8,398	$9,915	$1,517

For the Year Ended December 31, 2004:

Net income	$1,370	$209	$(1,161)

Total comprehensive income	$1,660	$499	$(1,161)

Balance at December 31, 2003:

Accumulated deficit	$(68,210)	$(65,532)	$2,678

Total stockholders’ equity	$6,184	$8,862	$2,678

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

2. Change in Accounting for Plant Turnaround Costs (continued)

Consolidated Statement of Stockholders’ Equity:

As Originally Reported	As Adjusted	Effect of Change
                                    (In Thousands)
2006:

Net income	$15,930	$15,515	$(415)

Cash provided by change in other current and noncurrent liabilities	$3,453	$3,868	$415

Net cash provided by continuing operations activities	$17,692	$17,692	$-

2005:

Net income	$5,102	$4,990	$(112)

Cash provided by change in other current and noncurrent liabilities	$2,496	$2,608	$112

Net cash provided by continuing operations activities	$10,975	$10,975	$-
2004:

Net income	$1,370	$209	$(1,161)

Cash provided (used) by change in other current and noncurrent liabilities	$(959)	$202	$1,161

Net cash provided by operations activities	$1,100	$1,100	$-

3. Summary of Significant Accounting Policies

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

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

3. Summary of Significant Accounting Policies (continued)

Current and Noncurrent Restricted Cash- At December 31, 2006, we had restricted cash totaling $3,681,000 of which $1,202,000 is classified as noncurrent since it is to be used for capital expenditures in the Climate Control Business. A portion of the current restricted cash was released in January 2007 and used for working capital while the remaining balance is to fund an unrealized loss on exchange-traded futures contracts.

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

3. Summary of Significant Accounting Policies (continued)

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

3. Summary of Significant Accounting Policies (continued)

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

Plant Turnaround Costs - As discussed in Note 2 - Change in Accounting for Plant Turnaround Costs, we expense the costs as they are incurred relating to planned major  maintenance activities (“Turnarounds”) of our Chemical Business as described as the direct expensing method within Financial Accounting Standards Board (“FASB”) Staff Position No. AUG AIR-1.

Executive Benefit Agreements - We have entered into benefit agreements with certain key executives. Costs associated with these individual benefit agreements are accrued when they become probable over the estimated remaining service period. Total costs accrued equal the present value of specified payments to be made after benefits become payable.

Deferred Income Taxes - Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes, and the amounts used for income tax purposes. Valuation allowances are provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. We are able to realize deferred tax assets up to an amount equal to the future reversals of existing taxable temporary differences. The taxable temporary differences will turn around in the loss carry forward period as the differences reverse. Other differences will turn around as the assets are realized or liabilities are paid in the normal course of business. At December 31, 2006 and 2005, our deferred tax assets were net of a valuation allowance of $18.9 million and $25.6 million, respectively.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

3. Summary of Significant Accounting Policies (continued)

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

Stock Options - Effective January 1, 2006, we adopted SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”) using the modified prospective method. Since all outstanding stock options were fully vested at December 31, 2005, the adoption of SFAS 123(R) did not impact our consolidated financial statements. During 2005 and 2004, we accounted for those plans under the recognition and measurement principles of APB Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related interpretations. Under APB 25, stock-based compensation cost was not usually reflected in our results of operations, as the majority of all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. We issue new shares of common stock upon the exercise of stock options. See “Non-Qualified Stock Option Plans” within Note 15 - Stockholders’ Equity for discussion of non-qualified stock options granted in 2006 but are subject to shareholders’ approval.

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

For purposes of pro forma disclosures, the estimated fair value of the qualified and non-qualified stock options was amortized to expense over the options' vesting period. Since our Board of Directors in 2005 approved the acceleration of the vesting schedule of both qualified and non-

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

3. Summary of Significant Accounting Policies (continued)

qualified stock options that were unvested at December 31, 2005, the remaining portion (unvested) of the pro forma stock-based compensation expense prior to the acceleration is included in the 2005 deduction amount below.

Years ended December 31,
2005 (As adjusted)	2004 (As adjusted)
(In Thousands, except per share amounts)
Net income (loss) applicable to common stock, as reported	$2,707	$(2,113)
Less total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(530)	(235)
Pro forma net income (loss) applicable to common stock	$2,177	$(2,348)

Net income (loss) per share:
Basic-as reported	$.20	$(.16)
Basic-pro forma	$.16	$(.18)

Diluted-as reported	$.18	$(.16)
Diluted-pro forma	$.15	$(.18)

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

3. Summary of Significant Accounting Policies (continued)

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

Shipping and Handling Costs - For the Chemical Business in 2006, 2005 and 2004, shipping costs of $17,448,000, $10,564,000 and $8,567,000, respectively, are included in net sales as these costs relate to amounts billed to our customers. In addition, in 2006, 2005, and 2004, handling costs of $4,950,000, $4,177,000 and $3,208,000, respectively, are included in selling, general and administrative expense as discussed above under “Selling, General and Administrative Expense.” For the Climate Control Business, shipping and handling costs of $10,326,000, $6,396,000 and $5,416,000 are included in selling, general and administrative expense for 2006, 2005 and 2004, respectively.

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

3. Summary of Significant Accounting Policies (continued)

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

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

3. Summary of Significant Accounting Policies (continued)

The following table sets forth the computation of basic and diluted net income (loss) per share:

(Dollars in thousands, except per share amounts)

2006 (As adjusted)	2005 (As adjusted)	2004 (As adjusted)
Numerator:
Net income	$15,515	$4,990	$209
Dividend requirements and stock dividend on preferred stock exchanged in 2006	(705)	(340)	(340)
Other preferred stock dividend requirements	(1,925)	(1,943)	(1,982)
Numerator for basic net income (loss) per share - net income (loss) applicable to common stock	12,885	2,707	(2,113)
Preferred stock dividend requirements on preferred stock assumed to be converted, if dilutive	1,925	-	-
Interest expense including amortization of debt issuance costs, net of income taxes, on convertible debt assumed to be converted	1,083	-	-
Numerator for diluted net income (loss) per share	$15,893	$2,707	$(2,113)

Denominator:
Denominator for basic net income (loss) per share - weighted-average shares	14,331,963	13,617,418	12,888,136
Effect of dilutive securities:
Convertible preferred stock	3,112,483	38,390	-
Convertible notes payable	2,100,325	4,000	-
Stock options	1,261,661	1,195,320	-
Warrants	65,227	51,583	-
Dilutive potential common shares	6,539,696	1,289,293	-
Denominator for dilutive net income (loss) per share - adjusted weighted-average shares and assumed conversions	20,871,659	14,906,711	12,888,136

Basic net income (loss) per share	$.90	$.20	$(.16)

Diluted net income (loss) per share	$.76	$.18	$(.16)

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

Recently Issued Accounting Pronouncements - See Note 2 - Change in Accounting for Plant Turnaround costs relating to FASB Staff Position No. AUG AIR-1 which eliminates the accrue-in-advance method of accounting for Turnarounds.

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

5. Inventories (continued)

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

6. Precious Metals

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

7. Property, Plant and Equipment

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

8. Debt Issuance and Other Debt-Related Costs, net

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

See discussion in “Derivatives, Hedges and Financial Instruments” of Note 3 concerning our interest rate cap contracts.

9. Investment in Affiliate

Cepolk Holding, Inc. (“CHI”), a subsidiary of the Company, is a limited partner and has a 50% equity interest in Cepolk Limited Partnership (“Partnership”) which is accounted for on the equity method. The Partnership owns an energy savings project located at the Ft. Polk Army base in Louisiana (“Project”). At December 31, 2006 and 2005, our investment was $3,314,000

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

9. Investment in Affiliate (continued)

and $3,368,000, respectively. For 2006, 2005 and 2004, distributions received from this affiliate were $875,000, $488,000 and $250,000, respectively. As of December 31, 2006, the Partnership and general partner to the Partnership is indebted to a term lender (“Lender”) of the Project. CHI has pledged its limited partnership interest in the Partnership to the Lender as part of the Lender’s collateral securing all obligations under the loan. This guarantee and pledge is limited to CHI’s limited partnership interest and does not expose CHI or the Company to liability in excess of CHI’s limited partnership interest. No liability has been established for this pledge since it was entered into prior to adoption of FIN 45. CHI has no recourse provisions or available collateral that would enable CHI to recover its partnership interest should the Lender be required to perform under this pledge.

10. Current and Noncurrent Accrued and Other Liabilities

December 31,
2006 (As adjusted)	2005 (As adjusted)
(In Thousands)
Deferred rent expense	$5,231	$5,109
Accrued payroll and benefits	4,170	3,519
Customer deposits	2,938	1,927
Accrued commissions	2,565	1,406
Deferred revenue on extended warranty contracts	2,426	1,441
Accrued contractual manufacturing obligations	1,801	841
Accrued insurance	1,646	1,426
Accrued death benefits	1,446	869
Accrued environmental costs	1,432	1,491
Accrued warranty costs	1,251	861
Accrued precious metals costs	1,068	680
Accrued property and franchise taxes	833	1,902
Other	5,938	6,029
	32,745	27,501
Less noncurrent portion	5,929	5,531
Current portion of accrued and other liabilities	$26,816	$21,970

11. Redeemable Preferred Stock

At December 31, 2006 and 2005, we had 683 shares and 871 shares, respectively, outstanding of noncumulative redeemable preferred stock. Each share of redeemable preferred stock, $100 par value, is convertible into 40 shares of our common stock at the option of the holder at any time and entitles the holder to one vote. The redeemable preferred stock is redeemable at par at the option of the holder or the Company. The redeemable preferred stock provides for a noncumulative annual dividend of 10%, payable when and as declared. During each quarter in 2006, our board of directors declared nominal dividends of $.31 per share on the then

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

11. Redeemable Preferred Stock (continued)

outstanding redeemable preferred stock. At December 31, 2006 and 2005, the redeemable preferred stock was $65,000 and $83,000, respectively, and is classified as accrued and other liabilities in the accompanying consolidated balance sheets.

12. Long-Term Debt

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

(A)In September 2004, ThermaClime and certain of its subsidiaries (the “Borrowers”) completed a $50 million term loan (“Senior Secured Loan”) with a certain lender (the “Lender”). The Senior Secured Loan is to be repaid as follows:

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

12. Long-Term Debt (continued)

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

12. Long-Term Debt (continued)

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

12. Long-Term Debt (continued)

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

12. Long-Term Debt (continued)

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

During 2006, $14 million of the Debentures were converted into 1,977,499 shares of our common stock at the conversion price of $7.08 per share. Several of the conversions related to offers received from holders and accepted by us which included additional consideration totaling $277,000 which were paid to these holders. Because these offers met the criteria within SFAS 84-Induced Conversions of Convertible Debt, the additional consideration was expensed. See Note 23 - Subsequent Events for additional information concerning subsequent conversions.

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

12. Long-Term Debt (continued)

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

(D)   Amounts include capital lease obligations of $767,000 and $1,200,000 at December 31, 2006 and 2005, respectively.

Maturities of long-term debt for each of the five years after December 31, 2006 are as follows (in thousands):

2007	$11,579
2008	3,903
2009	69,669
2010	1,078
2011	5,079
Thereafter	6,384
$97,692

13. Income Taxes

Temporary differences and carryforwards which gave rise to deferred tax assets and liabilities at December 31, 2006 and 2005 include:

2006 (As adjusted)	2005 (As adjusted)
(In Thousands)
Deferred tax assets
Amounts not deductible for tax purposes:
Allowance for doubtful accounts	$1,286	$1,461
Asset impairment	769	781
Inventory reserves	646	945
Deferred compensation	2,123	1,510
Other accrued liabilities	1,928	1,052
Other	607	-
Capitalization of certain costs as inventory for tax purposes	881	1,434
Net operating loss carryforwards	19,236	26,129
Alternative minimum tax credit carryforwards	1,288	793
Total deferred tax assets	28,764	34,105
Less valuation allowance on deferred tax assets	18,932	25,598
Net deferred tax assets	$9,832	$8,507

Deferred tax liabilities
Accelerated depreciation used for tax purposes	$8,017	$8,042
Excess of book gain over tax gain resulting from sale of land	403	391
Investment in unconsolidated affiliate	1,412	-
Other	-	74
Total deferred tax liabilities	$9,832	$8,507

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

13. Income Taxes (continued)

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

2006 (As adjusted)	2005 (As adjusted)	2004 (As adjusted)
(In Thousands)
Provision for income taxes at federal statutory rate	$5,834	$2,058	$28
Changes in the valuation allowance related to deferred tax assets, net of rate differential	(5,950)	(1,743)	283
Effect of discontinued operations and other on valuation allowance	58	(249)	(350)
Federal alternative minimum tax	312	118	-
State income taxes, net of federal benefit	383	-	-
Permanent differences	264	(66)	39
Provision for income taxes	$901	$118	$-

At December 31, 2006 we have regular-tax net operating loss (“NOL”) carryforwards of approximately $49.3 million ($32.9 million alternative minimum tax NOLs) that begin expiring in 2019.

14. Commitments and Contingencies

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

15. Stockholders' Equity

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

15. Stockholders' Equity (continued)

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

15. Stockholders' Equity (continued)

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

15. Stockholders' Equity (continued)

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

15. Stockholders' Equity (continued)

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

As of December 31, 2006, we have reserved 5.3 million shares of common stock issuable upon potential conversion of convertible debt, preferred stocks, stock options and warrants pursuant to original terms. See Note 23 - Subsequent Events.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

16. Non-Redeemable Preferred Stock

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

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

16. Non-Redeemable Preferred Stock (continued)

During November 2006, we entered into an agreement with Jayhawk Capital Management, L.L.C. and certain of its affiliates (collectively, the “Jayhawk Group”). Under the agreement, the Jayhawk Group agreed, if the Company made an exchange offer for the Series 2 Preferred, to tender 180,450 shares of the 346,662 shares of Series 2 Preferred owned by the Jayhawk Group. In addition, as a condition to the Jayhawk Group’s obligation to tender such shares of Series 2 Preferred in an exchange offer, the agreement further provides that Jack E. Golsen (Chairman of the Board and CEO of the Company), his wife, children and certain entities controlled by them (the “Golsen Group”) would exchange only 26,467 of the 49,550 shares of Series 2 Preferred beneficially owned by them. As a result, only 309,807 of the 499,102 shares of Series 2 Preferred outstanding would be eligible to participate in an exchange offer, with the remaining 189,295 being held by the Jayhawk Group and the Golsen Group. See Note 23 - Subsequent Events for a discussion concerning the subsequent exchange offer.

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

17. Executive Benefit Agreements and Employee Savings Plans

In 1981, we entered into individual death benefit agreements with certain key executives (“1981 Agreements”). Under the 1981 Agreements, should the executive die while employed, we are required to pay the beneficiary named in the agreement in 120 equal monthly installments aggregating to an amount specified in the agreement. At December 31, 2006, the monthly installments specified in the 1981 Agreements total $34,000 and the aggregate undiscounted death benefits are $4.1 million. The benefits under the 1981 Agreements are forfeited if the

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

17. Executive Benefit Agreements and Employee Savings Plans (continued)

respective executive's employment is terminated for any reason prior to death. The 1981 Agreements may be terminated by the Company at any time and for any reason prior to the death of the employee.

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

To assist us in funding the benefit agreements discussed above and for other business reasons, we purchased life insurance contracts on various individuals in which we are the beneficiary. As of December 31, 2006, the total face amount of these policies is $21 million of which $2.5

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

17. Executive Benefit Agreements and Employee Savings Plans (continued)

million of the proceeds is required to be paid under the 2005 Agreement as discussed above. Some of these life insurance policies have cash surrender values that we have borrowed against. The cash surrender values are included in other assets in the amounts of $917,000 and $632,000, net of borrowings of $2,084,000 and $1,939,000 at December 31, 2006 and 2005, respectively. Increases in cash surrender values of $432,000, $574,000 and $465,000 are netted against the premiums paid for life insurance policies of $837,000, $1,037,000 and $678,000 in 2006, 2005 and 2004, respectively, and are included in selling, general and administrative expense.

We sponsor a savings plan under Section 401(k) of the Internal Revenue Code under which participation is available to substantially all full-time employees. We do not presently contribute to this plan except for EDC and Cherokee Nitrogen Company’s union employees and EDNC employees which amounts were not material for each of the three years ended December 31, 2006.

18. Fair Value of Financial Instruments

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

18. Fair Value of Financial Instruments (continued)

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

19. Property and Business Interruption Insurance Recoveries

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

20. Other Expense, Other Income and Non-Operating Other Income, net

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

21. Segment Information

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

21. Segment Information (continued)

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

21. Segment Information (continued)

Segment Financial Information

Information about our continuing operations in different industry segments for each of the three years in the period ended December 31, is detailed below.

2006 (As adjusted)	2005 (As adjusted)	2004 (As adjusted)
(In Thousands)
Net sales:
Climate Control:
Geothermal and water source heat pumps	$134,210	$85,268	$73,920
Hydronic fan coils	59,497	53,564	48,760
Other HVAC products	27,454	18,027	18,334
Total Climate Control	221,161	156,859	141,014

Chemical:
Industrial acids and other chemical products	95,208	80,228	82,040
Agricultural products	89,735	80,638	72,154
Mining products	75,708	72,581	62,070
Total Chemical	260,651	233,447	216,264
Other	10,140	6,809	6,706
	$491,952	$397,115	$363,984
Gross profit:
Climate Control	$65,496	$48,122	$42,721
Chemical	22,023	16,314	7,756
Other	3,343	2,330	2,145
	$90,862	$66,766	$52,622
Operating income (loss):
Climate Control	$25,428	$14,097	$11,707
Chemical	9,785	7,591	(2,038)
General corporate expenses and other business operations, net (1)	(8,074)	(6,835)	(7,586)
	27,139	14,853	2,083
Interest expense	(11,915)	(11,407)	(7,393)
Gains on extinguishment of debt	-	-	4,400
Provision for loss on notes receivable-Climate Control	-	-	(1,447)
Non-operating income (expense), net:
Climate Control	1	-	-
Chemical	311	362	2,463
Corporate and other business operations	312	1,199	(29)
Provision for income taxes	(901)	(118)	-
Equity in earnings of affiliate - Climate Control	821	745	668
Income from continuing operations before cumulative effect of accounting change	$15,768	$5,634	$745

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

21. Segment Information (continued)

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

21. Segment Information (continued)

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

Information about our domestic and foreign operations from continuing operations for each of the three years in the period ended December 31, is detailed below:

Geographic Region	2006 (As adjusted)	2005 (As adjusted)	2004 (As adjusted)
(In Thousands)
Net sales:
Domestic operations	$491,952	$397,115	$360,176
Foreign operations (1)	-	-	3,808
	$491,952	$397,115	$363,984

Income (loss) from continuing operations before cumulative effect of accounting change:
Domestic operations	$15,790	$5,656	$1,340
Foreign operations (1)	(22)	(22)	(595)
	$15,768	$5,634	$745

Note: All long-lived assets relate to domestic operations for the periods presented.

(1) Net sales by foreign operations are to unaffiliated customers. The 2004 amounts relate primarily to MultiClima’s operations as discussed in Note 3 - Summary of Significant Accounting Policies.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

21. Segment Information (continued)

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

22. Related Party Transactions

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

In addition, another subsidiary within our Climate Control Business is in the process of remodeling their offices including the replacement of carpet and flooring throughout the office area. Payments totaling $69,000 were made during 2006 towards a purchase totaling $75,000

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

22. Related Party Transactions (continued)

from Designer Rugs. Substantially all of the carpet was delivered and installed in 2006. Final completion expected early in 2007.

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

During November 2006, we entered into the Jayhawk Agreement with the Jayhawk Group. Under the Jayhawk Agreement, the Jayhawk Group agreed, if we made an exchange offer for the Series 2 Preferred, to tender 180,450 shares of the 346,662 shares of Series 2 Preferred owned by the Jayhawk Group. In addition, as a condition to the Jayhawk Group’s obligation to tender the shares of Series 2 Preferred in an exchange offer, the Jayhawk Agreement further provided that the Golsen Group would exchange 26,467 shares of Series 2 Preferred beneficially owned by them. See Note 23-Subsequent Events.

23. Subsequent Events (Unaudited)

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

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

23. Subsequent Events (Unaudited) (continued)

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

Relating to the discharge water matters discussed in Note 14-Commitments and Contingencies, we have been orally advised by the ADEQ that the ADEQ will issue to the El Dorado Facility a consent administrative order that will adjust certain permit limits and enable us to continue to discharge the wastewater from the El Dorado Facility into the creek. Based on the informal representation by the ADEQ, we believe the anticipated consent administrative order is forthcoming; however, we have no assurance that such order will be issued.

Relating to other pending, threatened or settled litigation discussed in Note 14-Commitments and Contingencies, Nelson and CNC have agreed in principle to settle their portion of the lawsuit and, in connection with such settlement, CNC will pay Nelson 25% of any net amount of certain proceeds that may be received (after costs incurred) by CNC from Dynegy as a result of settlement or judgment in connection with the lawsuit. The settlement between CNC and Nelson is subject to the parties entering into a definitive settlement agreement.

Relating to the grant of 450,000 shares of non-qualified stock options which were subject to shareholders’ approval as discussed in Note 15-Stockholders’ Equity, at our 2007 Annual Meeting of Shareholders held on June 14, 2007, the grant of these stock options was approved by the our shareholders.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

23. Subsequent Events (Unaudited) (continued)

On June 28, 2007, the Company entered into a Purchase Agreement, with each of 22 qualified institutional buyers (the “Purchasers”), pursuant to which the Company sold $60.0 million aggregate principal amount of its 5.5% Convertible Senior Subordinated Debentures due 2012 (the “2007 Debentures”) in a private placement to qualified institutional buyers pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Act”), afforded by Section 4(2) of the Act and Regulation D promulgated under the Act. The 2007 Debentures bear interest at the rate of 5.5% per year. Interest is payable on January 1 and July 1 of each year, beginning on January 1, 2008. The net proceeds received by the Company in connection with this sale, after discounts and commissions were approximately $57 million. The Company has currently invested the net proceeds in money market investments and has or intends to use the net proceeds, to redeem its outstanding shares of $3.25 Convertible Exchangeable Class C Preferred Stock, Series 2; to repay certain outstanding mortgages and equipment loans; to pay accrued and unpaid dividends on its outstanding shares of Series B 12% Cumulative Convertible Preferred Stock and Series D 6% Cumulative Convertible Class C Preferred Stock; and the balance to initially reduce outstanding borrowing under existing revolving working credit facility, for certain discretionary capital expenditures and general working capital purposes.

The 2007 Debentures are convertible by holders in whole or in part into shares of the Company’s common stock prior to their maturity on July 1, 2012. The conversion rate of the 2007 Debentures for holders electing to convert all or any portion of a 2007 Debenture is 36.4 shares of the Company’s common stock per $1,000 principal amount of debentures (representing a conversion price of $27.47 per share of common stock), subject to adjustment under certain conditions as set forth in the Indenture.

The Company has also entered into a Registration Rights Agreement with the Purchasers, which required the Company to register the 2007 Debentures, and the shares of common stock into which they are convertible, within 60 days of the closing of the Purchase Agreement, and to use commercially reasonable efforts to have the registration statement declared effective within 150 days of such closing date. The Company is also required to use its commercially reasonable efforts to keep the registration statement effective until July 1, 2010

As of June 29, 2007, we became an accelerated filer because our public float held by non-affiliates exceeded the $75 million threshold. As a result, we will be required to provide a management’s report on our internal control over financial reporting and an assessment of such report by our independent auditors in our Form 10-K for the year ending December 31, 2007. In addition, we will incur additional costs to meet the requirements as an accelerated filer for the year ending December 31, 2007.

On July 11, 2007, our Board of Directors approved the redemption of all of our outstanding Series 2 Preferred. We mailed a notice of redemption to all holders of record of our Series 2 Preferred on July 12, 2007. The redemption date is scheduled for August 27, 2007, and the redemption price is $50.00 per share of Series 2 Preferred, plus $26.25 per share in accrued and unpaid dividends pro-rata to the date of redemption. As of the date of this report, 193,295 shares

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

23. Subsequent Events (Unaudited) (continued)

of Series 2 Preferred were outstanding. The Series 2 Preferred will be redeemed using a portion of the proceeds of the 2007 Debentures.

The holders of shares of Series 2 Preferred have the right to convert each share into 4.329 shares of our common stock, which right to convert terminates 10 days prior to the redemption date. If a holder converts its shares of Series 2 Preferred, the holder would not be entitled to any accrued and unpaid dividends as to the shares of Series 2 Preferred converted. If all of the outstanding shares Series 2 Preferred are converted, 836,774 shares of our common stock would be issuable.
As stated above, we intend to use a portion of the net proceeds from the sale of the 2007 Debentures to redeem our Series 2 Preferred. The Series 2 Preferred is a cumulative preferred. As a result, if we redeem the Series 2 Preferred, we are obligated to pay, in cash, a redemption price for each share redeemed of $50.00 per share, plus $26.25 per share of accrued and unpaid dividends thereon pro-rata to the date of redemption.  If, after notice of redemption is given, a holder of the Series 2 Preferred elects to convert his, her or its shares into our common stock pursuant to its terms, the Certificate of Designation for the Series 2 Preferred provides, and it is the Company’s position, that the holder that so converts will not be entitled to receive payment of any accrued and unpaid dividends on the shares so converted. The Company has been advised by an affiliate that is the Company’s second largest stockholder, Jayhawk Capital Management, Inc. and other Jayhawk entities, through their manager, Kent McCarthy (the “Jayhawk Group”), that if the Company redeems the Series 2 Preferred and the Jayhawk Group thereafter converts its holding of Series 2 Preferred, the Jayhawk Group may bring legal proceedings against us for all accrued and unpaid dividends on the Series 2 Preferred that the Jayhawk Group may convert after receiving a notice of redemption. As of the date of this report, there was approximately $4.0 million of accrued and unpaid dividends on the Series 2 Preferred held by the Jayhawk Group.

Upon completion of the redemption of our outstanding Series 2 Preferred, the two independent directors elected by the holders of our Series 2 Preferred will no longer serve as directors on our board of directors. The American Stock Exchange (“ASE”) requires that at least a majority of the directors on the board of directors of companies listed on the ASE be independent. When the two directors elected by the Series 2 Preferred cease to be directors, the independent directors will no longer be a majority of our board of directors. If upon completion of the redemption we are unable, or otherwise fail, to appoint two additional independent directors to our board of directors or reduce the number of our non-independent directors, our board would no longer have a majority of independent directors, and we would not meet the required listing standards of the ASE. In such event, the ASE could issue a warning letter or a deficiency letter or it could delist our common stock.

LSB Industries, Inc.

Supplementary Financial Data

Quarterly Financcial Data (Unaudited)

(In Thousands, Except Per Share Amounts)

Three months ended
March 31 (As adjusted)	June 30 (As adjusted)	September 30 (As adjusted)	December 31 (As adjusted)
2006 (1)

Net sales	$111,857	$132,391	$123,968	$123,736
Gross profit (2)	$20,179	$24,795	$24,063	$21,825
Income from continuing operations (2) (3)	$3,078	$6,290	$3,650	$2,750
Net loss from discontinued operations	(100)	(31)	(113)	(9)
Net income	$2,978	$6,259	$3,537	$2,741
Net income applicable to common stock	$2,426	$5,707	$2,986	$1,766

Income per common share:
Basic:
Income from continuing operations	$.19	$.41	$.22	$.11
Loss from discontinued operations, net	(.01)	-	(.01)	-
Net income	$.18	$.41	$.21	$.11

Diluted:
Income from continuing operations	$.15	$.32	$.19	$.10
Loss from discontinued operations, net	(.01)	-	(.01)	-
Net income	$.14	$.32	$.18	$.10

2005 (1)

Net sales	$86,775	$109,606	$105,280	$95,454
Gross profit (2)	$15,278	$17,898	$18,201	$15,389
Income (loss) from continuing operations (2) (3)	$1,972	$2,063	$2,300	$(701)
Net loss from discontinued operations	-	-	(512)	(132)
Net income (loss)	$1,972	$2,063	$1,788	$(833)
Net income (loss) applicable to common stock	$1,410	$1,508	$1,234	$(1,445)

Income (loss) per common share:
Basic:
Income (loss) from continuing operations	$.11	$.11	$.13	$(.10)
Loss from discontinued operations, net	-	-	(.04)	(.01)
Net income (loss)	$.11	$.11	$.09	$(.11)

Diluted:
Income (loss) from continuing operations	$.09	$.10	$.11	$(.10)
Loss from discontinued operations, net	-	-	(.03)	(.01)
Net income (loss)	$.09	$.10	$.08	$(.11)

LSB Industries, Inc.

Supplementary Financial Data

Quarterly Financcial Data (Unaudited) (continued)

(1) As discussed in Note 2 of the Notes to Consolidated Financial Statements, we had a change in accounting for plant turnaround costs with retrospective application which affected our consolidated financial statements. In addition as discussed in Note 1 of the Notes to Consolidated Financial Statements, we made classification changes relating to extended warranty contracts and warranty expense. The following table reconciles the quarterly financial data as previously reported:

Three months ended
March 31	June 30	September 30	December 31
(In Thousands)
Net sales:
2006:
As previously reported	$111,744	$132,273	$123,847	N/A
Change in classification	113	118	121
As adjusted	$111,857	$132,391	$123,968

2005:
As previously reported	$86,681	$109,508	$105,181	$95,352
Change in classification	94	98	99	102
As adjusted	$86,775	$109,606	$105,280	$95,454

Gross profit:
2006:
As previously reported	$19,547	$24,963	$23,567	$22,472
Change in accounting for plant turnaround costs	422	(387)	197	(647)
Change in classification	210	219	299	-
As adjusted	$20,179	$24,795	$24,063	$21,825

2005:
As previously reported	$14,549	$17,720	$17,733	$16,069
Change in accounting for plant turnaround costs	558	(14)	132	(788)
Change in classification	171	192	336	108
As adjusted	$15,278	$17,898	$18,201	$15,389

LSB Industries, Inc.

Supplementary Financial Data

Quarterly Financcial Data (Unaudited) (continued)

Three months ended
March 31	June 30	September 30	December 31
(In Thousands)
Income (loss) from continuing operations
2006:
As previously reported	$2,656	$6,677	$3,453	$3,397
Change in accounting for plant turnaround cost	422	(387)	197	(647)
As adjusted	$3,078	$6,290	$3,650	$2,750

2005:
As previously reported	$1,414	$2,077	$2,168	$87
Change in accounting for plant turnaround cost	558	(14)	132	(788)
As adjusted	$1,972	$2,063	$2,300	$(701)

Net income (loss):
2006:
As previously reported	$2,556	$6,646	$3,340	$3,388
Change in accounting for plant turnaround cost	422	(387)	197	(647)
As adjusted	$2,978	$6,259	$3,537	$2,741

2005:
As previously reported	$1,414	$2,077	$1,656	$(45)
Change in accounting for plant turnaround cost	558	(14)	132	(788)
As adjusted	$1,972	$2,063	$1,788	$(833)

LSB Industries, Inc.

Supplementary Financial Data

Quarterly Financcial Data (Unaudited) (continued)

Three months ended
March 31	June 30	September 30	December 31
(In Thousands)
Net income (loss) applicable to common stock:
2006:
As previously reported	$2,004	$6,094	$2,789	$2,413
Change in accounting for plant turnaround cost	422	(387)	197	(647)
As adjusted	$2,426	$5,707	$2,986	$1,766

2005:
As previously reported	$852	$1,522	$1,102	$(657)
Change in accounting for plant turnaround cost	558	(14)	132	(788)
As adjusted	$1,410	$1,508	$1,234	$(1,445)

Income (loss) per common share:
Basic - Income (loss) from continuing operations:
2006:
As previously reported	$.16	$.44	$.21	$.15
Change in accounting for plant turnaround cost	03	(.03)	.01	(.04)
As adjusted	$.19	$.41	$.22	$.11

2005:
As previously reported	$.06	$.11	$.12	$(.04)
Change in accounting for plant turnaround cost	.05	-	.01	(.06)
As adjusted	$.11	$.11	$.13	$(.10)

LSB Industries, Inc.

Supplementary Financial Data

Quarterly Financcial Data (Unaudited) (continued)

Three months ended
March 31	June 30	September 30	December 31
(In Thousands)
Basic - Net income (loss):
2006:
As previously reported	$.15	$.44	$.20	$.15
Change in accounting for plant turnaround cost	.03	(.03)	.01	(.04)
As adjusted	$.18	$.41	$.21	$.11

2005:
As previously reported	$.06	$.11	$.08	$(.05)
Change in accounting for plant turnaround cost	.05	-	.01	(.06)
As adjusted	$.11	$.11	$.09	$(.11)

Diluted - Income (loss) from continuing operations:
2006:
As previously reported	$.13	$.34	$.18	$.14
Change in accounting for plant turnaround cost	.02	(.02)	.01	(.04)
As adjusted	$.15	$.32	$.19	$.10

2005:
As previously reported	$.06	$.10	$.10	$(.04)
Change in accounting for plant turnaround cost	.03	-	.01	(.06)
As adjusted	$.09	$.10	$.11	$(.10)

Diluted - Net income (loss):
2006:
As previously reported	$.12	$.34	$.17	$.14
Change in accounting for plant turnaround cost	.02	(.02)	.01	(.04)
As adjusted	$.14	$.32	$.18	$.10

2005:
As previously reported	$.06	$.10	$.07	$(.05)
Change in accounting for plant turnaround cost	.03	-	.01	(.06)
As adjusted	$.09	$.10	$.08	$(.11)

LSB Industries, Inc.

Supplementary Financial Data

Quarterly Financcial Data (Unaudited) (continued)

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

LSB Industries, Inc.

Schedule I - Condensed Financial Information of Registrant

Condensed Balance Sheets
(As adjusted, see Note 1)

The following condensed financial statements in this Schedule I are of the parent company only, LSB Industries, Inc.

December 31,
2006	2005
(In Thousands)
Assets
Current assets:
Cash	$881	$1,783
Accounts receivable, net	43	52
Supplies, prepaid items and other	2,734	2,689
Investment in senior unsecured notes of a subsidiary	6,950	-
Due from subsidiaries	5,413	1,872
Total current assets	16,021	6,396

Property, plant and equipment, net	192	234
Note receivable from a subsidiary	6,400	-
Investments in and due from subsidiaries	42,004	27,044
Other assets, net	800	315
	$65,417	$33,989

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$142	$129
Accrued and other liabilities	1,050	1,014
Redeemable, noncumulative, convertible preferred stock	65	83
Current portion of long-term debt	44	41
Total current liabilities	1,301	1,267

Long-term debt	4,038	1,727
Due to subsidiaries	2,558	2,558
Noncurrent accrued and other liabilities	2,344	1,745

Stockholders' equity:
Preferred stock	28,870	34,177
Common stock	2,022	1,708
Capital in excess of par value	79,838	57,547
Accumulated deficit	(47,962)	(60,333)
	62,768	33,099
Less treasury stock	7,592	6,407
Total stockholders' equity	55,176	26,692
	$65,417	$33,989
See accompanying notes.

LSB Industries, Inc.

Schedule I - Condensed Financial Information of Registrant

Condensed Statements of Income
(As adjusted, see Note 1)

Year ended December 31,
2006	2005	2004
(In Thousands)
Fees under service, tax sharing and management agreements with subsidiaries	$2,801	$1,001	$1,001

Selling, general and administrative expense	4,367	4,161	3,352
Other income, net	(308)	(708)	(594)

Operating loss	(1,258)	(2,452)	(1,757)

Interest expense	4,452	2,553	1,427
Net proceeds from certain key individual life insurance policies	-	(1,162)	-
Interest and other non-operating income, net	(1,355)	(373)	(229)

Loss from continuing operations	(4,355)	(3,470)	(2,955)

Equity in earnings of subsidiaries	20,123	9,104	3,164
Net loss from discontinued operations	(253)	(644)	-

Net income	$15,515	$4,990	$209

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

LSB Industries, Inc.

Schedule I - Condensed Financial Information of Registrant

Notes to Condensed Financial Statements

1. Basis of Presentation and Change in Accounting for Plant Turnaround Costs

The accompanying condensed financial statements of the parent company include the accounts of LSB Industries, Inc. (the "Company") only. The Company's investments in subsidiaries are stated at cost plus equity in undistributed earnings (losses) of subsidiaries since date of acquisition. These condensed financial statements should be read in conjunction with the Company's consolidated financial statements including Note 2 discussing the amendment and adjustment of the Company’s consolidated financial statements as the result of the change in accounting for plant turnaround costs.

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

See Notes 12 and 14 of the notes to the Company's consolidated financial statements for discussion of the long-term debt and commitments and contingencies.

4. Preferred Stock and Stockholders' Equity

At December 31, 2006 and 2005, a subsidiary of the Company owns 2,451,527 shares of the Company's common stock which shares have been considered as issued and outstanding in the accompanying Condensed Balance Sheets included in this Schedule I - Condensed Financial Information of Registrant. See Notes 11, 15 and 16 of notes to the Company's consolidated financial statements for discussion of matters relating to the Company's preferred stock and other stockholders' equity matters.

LSB Industries, Inc.

Schedule II - Valuation and Qualifying Accounts

Years ended December 31, 2006, 2005 and 2004

(In Thousands)

Description	Balance at Beginning of Year	Additions- Charges to (Recoveries) Costs and Expenses	Deductions- Write-offs/ Costs Incurred	Balance at End of Year

Accounts receivable - allowance for doubtful accounts (1):
2006	$2,680	$426	$837	$2,269

2005	$2,332	$810	$462	$2,680

2004	$3,225	$211	$1,104	$2,332

Inventory-reserve for slow-moving items (1):
2006	$1,028	$258	$457	$829

2005	$908	$121	$1	$1,028

2004	$1,441	$303	$836	$908

Notes receivable - allowance for doubtful accounts (1):
2006	$970	$-	$-	$970

2005	$1,020	$-	$50	$970

2004	$13,655	$1,447	$14,082	$1,020

Deferred tax assets - valuation (As adjusted) (1):
2006	$25,598	$		$6,666	$18,932

2005	$27,336		$-	$1,738	$25,598

2004	$27,007		$329	$-	$27,336

(1) Deducted in the consolidated balance sheet from the related assets to which the reserve applies.

Other valuation and qualifying accounts are detailed in our notes to consolidated financial statements. The schedule for the accrual for plant turnaround was previously reported but has been removed as the result of the change in accounting for plant turnaround costs as discussed in Note 2 of notes to consolidated financial statements.