Form 10-Q
period 2007-06-30
LSB INDUSTRIES INC
filed 2007-08-08
CIK 60714

LSB Industries, Inc.

Form 10-Q (6-30-2007)

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The aggregate market value of the Registrant’s voting common equity held by non-affiliates of the Registrant, computed by reference to the price at which the voting common stock was last sold as of June 29, 2007, exceeded the $75 million threshold. As a result, the Registrant will become an accelerated filer on December 31, 2007.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes [X] No

The number of shares outstanding of the Registrant's voting common stock, as of August 3, 2007 was 19,849,595 shares, excluding 3,448,518 shares held as treasury stock.

FORM 10-Q OF LSB INDUSTRIES, INC.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Information at June 30, 2007 is unaudited)

June 30, 2007	December 31, 2006
(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$30,575	$2,255
Restricted cash	309	2,479
Accounts receivable, net	78,608	67,571
Inventories:
Finished goods	22,608	20,252
Work in process	2,892	3,205
Raw materials	20,659	21,992
Total inventories	46,159	45,449
Supplies, prepaid items and other:
Prepaid insurance	1,612	3,443
Precious metals	10,389	6,406
Supplies	3,656	3,424
Other	1,666	1,468
Total supplies, prepaid items and other	17,323	14,741
Total current assets	172,974	132,495

Property, plant and equipment, net	78,453	76,404

Other assets:
Noncurrent restricted cash	565	1,202
Debt issuance and other debt-related costs, net	5,771	2,221
Investment in affiliate	3,365	3,314
Goodwill	1,724	1,724
Other, net	2,547	2,567
Total other assets	13,972	11,028
	$265,399	$219,927

(Continued on following page)

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(Information at June 30, 2007 is unaudited)

June 30, 2007	December 31, 2006
(In Thousands)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$37,364	$42,870
Short-term financing and drafts payable	936	2,986
Accrued and other liabilities	23,742	26,816
Current portion of long-term debt	2,729	11,579
Total current liabilities	64,771	84,251

Long-term debt	121,738	86,113

Noncurrent accrued and other liabilities	6,554	5,929

Contingencies (Note 12)

Stockholders' equity:
Series B 12% cumulative, convertible preferred stock, $100 par value; 20,000 shares issued and outstanding; aggregate liquidation preference of $3,770,400 ($3,650,400 in 2006)	2,000	2,000
Series 2 $3.25 convertible, exchangeable Class C preferred stock, $50 stated value; 211,595 shares issued (517,402 in 2006); aggregate liquidation preference of $15,528,102 ($37,836,070 in 2006)	10,580	25,870
Series D 6% cumulative, convertible Class C preferred stock, no par value; 1,000,000 shares issued; aggregate liquidation preference of $1,300,000	1,000	1,000
Common stock, $.10 par value; 75,000,000 shares authorized, 23,291,033 shares issued (20,215,339 in 2006)	2,329	2,022
Capital in excess of par value	111,762	79,838
Accumulated other comprehensive loss	(556)	(701)
Accumulated deficit	(36,346)	(47,962)
	90,769	62,067
Less treasury stock at cost:
Series 2 Preferred, 18,300 shares	797	797
Common stock, 3,447,754 shares	17,636	17,636
Total stockholders' equity	72,336	43,634
	$265,399	$219,927

(See accompanying notes)

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
Six and Three Months Ended June 30, 2007 and 2006
(As adjusted for 2006, see Note 2)

Six Months	Three Months
2007	2006	2007	2006
(In Thousands, Except Per Share Amounts)
Net sales	$304,141	$244,248	$156,756	$132,391
Cost of sales	237,432	199,274	122,099	107,596
Gross profit	66,709	44,974	34,657	24,795

Selling, general and administrative expense	36,994	29,722	18,693	15,570
Provisions for losses on accounts receivable	621	282	363	82
Other expense	518	691	494	585
Other income	(100)	(148)	(46)	(101)
Operating income	28,676	14,427	15,153	8,659

Interest expense	4,580	5,761	1,992	2,886
Non-operating other income, net	(73)	(497)	(31)	(467)
Income from continuing operations before provisions for income taxes and equity in earnings of affiliate	24,169	9,163	13,192	6,240
Provisions for income taxes	532	200	188	150
Equity in earnings of affiliate	(431)	(405)	(216)	(200)
Income from continuing operations	24,068	9,368	13,220	6,290

Net loss from discontinued operations	29	131	-	31
Net income	24,039	9,237	13,220	6,259

Dividend requirements and stock dividend on preferred stock exchanged in March 2007	4,971	497	-	249
Other preferred stock dividend requirements	434	607	217	303
Net income applicable to common stock	$18,634	$8,133	$13,003	$5,707

Weighted average common shares:
Basic	18,615	13,769	19,713	13,776

Diluted	21,950	20,914	22,923	20,988

Income (loss) per common share:
Basic:
Income from continuing operations	$1.00	$.60	$.66	$.41
Net loss from discontinued operations	-	(.01)	-	-
Net income	$1.00	$.59	$.66	$.41

Diluted:
Income from continuing operations	$.87	$.47	$.58	$.32
Net loss from discontinued operations	-	(.01)	-	-
Net income	$.87	$.46	$.58	$.32

(See accompanying notes)

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
Six Months Ended June 30, 2007
(In Thousands)

Common Stock Shares	Non- Redeemable Preferred Stock	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock-Preferred	Treasury Stock-Common	Total
Balance at December 31, 2006	20,215	$28,870	$2,022	$79,838	$(701)	$(47,962)	$(797)	$(17,636)	$43,634

Net income						24,039			24,039
Amortization of cash flow hedge					145				145
Total comprehensive income									24,184
Cumulative effect adjustment in accordance with FIN 48						(120)			(120)
Conversion of debentures to common stock	565		57	3,681					3,738
Exercise of stock options	245		24	834					858
Stock-based compensation				36					36
Exchange of 305,807 shares of non-redeemable preferred stock for 2,262,965 shares of common stock	2,263	(15,290)	226	27,367		(12,303)			-
Conversion of 71 shares of redeemable preferred stock to common stock	3			6					6
Balance at June 30, 2007	23,291	$13,580	$2,329	$111,762	$(556)	$(36,346)	$(797)	$(17,636)	$72,336

(See accompanying notes)

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
Six Months Ended June 30, 2007 and 2006
(As adjusted for 2006, see Note 2)

2007	2006
(In Thousands)
Cash flows from continuing operating activities:
Net income	$24,039	$9,237
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Net loss from discontinued operations	29	131
Loss (gain) on sales and disposals of property and equipment	431	(7)
Depreciation of property, plant and equipment	6,089	5,420
Amortization	441	587
Stock-based compensation	36	-
Provisions for losses on accounts receivable	621	282
Realization of losses on inventory	(345)	(539)
Provision for impairment on long-lived assets	-	286
Provision for (realization and reversal of) losses on firm sales commitments	(328)	296
Equity in earnings of affiliate	(431)	(405)
Distributions received from affiliate	380	500
Change in fair value of interest rate caps	(307)	(337)
Cash provided (used) by changes in assets and liabilities:
Accounts receivable	(11,842)	(16,478)
Inventories	(365)	846
Other supplies and prepaid items	(2,582)	1,615
Accounts payable	(5,611)	4,752
Customer deposits	(567)	3,027
Deferred rent expense	(4,004)	(2,291)
Other current and noncurrent liabilities	2,382	2,208
Net cash provided by continuing operating activities	8,066	9,130

Cash flows from continuing investing activities:
Capital expenditures	(8,131)	(5,567)
Proceeds from sales of property and equipment	191	117
Proceeds from (deposits of) restricted cash	2,807	(557)
Purchase of interest rate cap contracts	(621)	-
Other assets	17	(122)
Net cash used by continuing investing activities	(5,737)	(6,129)

(Continued on following page)

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)
Six Months Ended June 30, 2007 and 2006
(As adjusted for 2006, see Note 2)

2007	2006
(In Thousands)
Cash flows from continuing financing activities:
Proceeds from revolving debt facilities	$248,972	$226,139
Payments on revolving debt facilities	(275,356)	(234,905)
Proceeds from 5.5% convertible debentures, net of fees	56,985	-
Proceeds from 7% convertible debentures, net of fees	-	16,876
Acquisition of 10-3/4% Senior Unsecured Notes	-	(6,950)
Proceeds from other long-term debt, net of fees	2,424	-
Payments on other long-term debt	(5,723)	(1,494)
Payments of debt issuance costs	(50)	(367)
Proceeds from short-term financing and drafts payable	56	123
Payments on short-term financing and drafts payable	(2,106)	(2,124)
Proceeds from exercise of stock options	858	61
Dividends paid on preferred stock	-	(136)
Net cash provided (used) by continuing financing activities	26,060	(2,777)

Cash flows of discontinued operations:
Operating cash flows	(69)	(105)
Net increase in cash and cash equivalents	28,320	119

Cash and cash equivalents at beginning of period	2,255	4,653
Cash and cash equivalents at end of period	$30,575	$4,772

Supplemental cash flow information:

Noncash investing and financing activities:

Debt issuance costs	$3,131	$1,124
Debt issuance costs associated with 7% convertible debentures converted to common stock	$266	$-
7% convertible debentures converted to common stock	$4,000	$-
Series 2 preferred stock converted to common stock of which $12,303,000 was charged to accumulated deficit	$27,593	$-

(See accompanying notes)

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Basis of Presentation The accompanying condensed consolidated financial statements include the accounts of LSB Industries, Inc. (the "Company", “LSB”, "We", "Us", or "Our") and its subsidiaries. We are a manufacturing, marketing and engineering company which is primarily engaged, through our wholly-owned subsidiary ThermaClime, Inc. (“ThermaClime”) and its subsidiaries, in the manufacture and sale of geothermal and water source heat pumps and air handling products (the "Climate Control Business") and the manufacture and sale of chemical products (the "Chemical Business"). The Company and ThermaClime are holding companies with no significant assets or operations other than our investments in our subsidiaries. Entities that are 20% to 50% owned and for which we have significant influence are accounted for on the equity method. All material intercompany accounts and transactions have been eliminated.

In the opinion of management, the unaudited condensed consolidated financial statements of the Company as of June 30, 2007 and for the six and three month periods ended June 30, 2007 and 2006 include all adjustments and accruals, consisting only of normal, recurring accrual adjustments which are necessary for a fair presentation of the results for the interim periods except for the cumulative effect adjustment as discussed in Note 17-Income Taxes. These interim results are not necessarily indicative of results for a full year due, in part, to the seasonality of our sales of agricultural products and the accounting for plant major maintenance costs as discussed in Note 2. Our selling seasons for agricultural products are primarily during the spring and fall planting seasons, which typically extend from March through June and from September through November.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These condensed consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in our Form 10-K, as amended by our Form 10-K/A, Amendment No.1, for the year ended December 31, 2006 (“Form 10-K, as amended”).

Certain reclassifications have been made in our condensed consolidated financial statements for 2006 to conform to our condensed consolidated financial statement presentation for 2007.

Note 2: Change in Accounting for Plant Turnaround Costs and Classification Changes As previously disclosed in our Form 10-Q for the quarter ended March 31, 2007 and in our Form 10-K, as amended, in September 2006, the Financial Accounting Standards Board (“FASB”) completed a project to clarify guidance on the accounting for planned major maintenance activities (“Turnarounds”). The FASB issued FASB Staff Position No. AUG AIR-1 (“FSP”) which eliminated the accrue-in-advance method of accounting for Turnarounds which was the method we were using. In addition, the adoption of the provisions in the FSP is to be considered a change in accounting principle with retrospective application as described in SFAS 154-Accounting Changes and Error Corrections (“SFAS 154”), if practical. The FSP became effective for us on January 1, 2007. There were three acceptable accounting methods for Turnarounds that we could adopt of which we adopted the direct expensing method which requires us to expense Turnaround costs as they are incurred. Based on our current plan for Turnarounds to be performed during the remainder of 2007, we estimate that we will incur Turnaround costs of approximately $1 million during the third quarter of 2007 and $2.5 million

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 2: Change in Accounting for Plant Turnaround Costs and Classification Changes (continued)

during the fourth quarter of 2007. However, it is possible that these Turnarounds could be performed during a different quarter and/or the actual costs could be significantly different than our estimates.

As previously disclosed in our Form 10-K, as amended, we made classification changes relating to extended warranty contracts and warranty expense.

The following condensed consolidated financial statement line items and income per common share were affected by the change in accounting for Turnarounds. The effect by the classification changes for extended warranty contracts and warranty expense are also included but they did not impact operating income, net income, or income per common share:

Condensed Consolidated Statement of Income for the Six Months Ended June 30, 2006
(in thousands):

As Originally Reported	As Adjusted	Effect of Changes
Net sales	$244,017	$244,248	$231

Cost of sales	$199,507	$199,274	$(233)

Gross profit	$44,510	$44,974	$464

Selling, general and administrative expense (1)	$29,575	$30,004	$429

Operating income	$14,392	$14,427	$35

Income from continuing operations before provision for income taxes and equity in earnings of affiliate	$9,128	$9,163	$35

Income from continuing operations	$9,333	$9,368	$35

Net income	$9,202	$9,237	$35

Net income applicable to common stock	$8,098	$8,133	$35

(1) Amount includes provision for losses on accounts receivable of $282,000.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 2: Change in Accounting for Plant Turnaround Costs and Classification Changes (continued)

Condensed Consolidated Statement of Income for the Three Months Ended June 30, 2006
(in thousands):

As Originally Reported	As Adjusted	Effect of Changes
Net sales	$132,273	$132,391	$118

Cost of sales	$107,310	$107,596	$286

Gross profit	$24,963	$24,795	$(168)

Selling, general and administrative expense (1)	$15,433	$15,652	$219

Operating income	$9,046	$8,659	$(387)

Income from continuing operations before provision for income taxes and equity in earnings of affiliate	$6,627	$6,240	$(387)

Income from continuing operations	$6,677	$6,290	$(387)

Net income	$6,646	$6,259	$(387)

Net income applicable to common stock	$6,094	$5,707	$(387)

(1) Amount includes provision for losses on accounts receivable of $82,000.

Income Per Common Share for the Three Months Ended June 30, 2006:

As Originally Reported	As Adjusted	Effect of Change
Income per common share:
Basic	$.44	$.41	$(.03)

Diluted	$.34	$.32	$(.02)

Condensed Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2006
(in thousands):

As Originally Reported	As Adjusted	Effect of Change
Net income	$9,202	$9,237	$35

Cash provided by change in other current and noncurrent liabilities	$2,243	$2,208	$(35)

Net cash provided by continuing operations activities	$9,130	$9,130	$-

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 3: Cash and Cash Equivalents Short-term investments, which consist of highly liquid investments with average original maturities of three months or less, are considered cash equivalents. We primarily utilize a cash management system with a series of separate accounts consisting of several “zero-balance” disbursement accounts for funding of payroll and accounts payable. As a result of our cash management system, checks issued, but not presented to the banks for payment, may create negative book cash balances. These negative book cash balances are included in current portion of long-term debt since these accounts are funded primarily by our Working Capital Revolver Loan. Outstanding checks in excess of related book cash balances were $21,000 and $5,849,000 at June 30, 2007 and December 31, 2006, respectively.

Note 4: Accounts Receivable

June 30, 2007	December 31, 2006
(In Thousands)
Trade receivables	$79,668	$68,165
Other	1,416	1,675
	81,084	69,840
Allowance for doubtful accounts	(2,476)	(2,269)
	$78,608	$67,571

Note 5: Inventories Inventories are priced at the lower of cost or market, with cost being determined using the first-in, first-out (“FIFO”) basis. Finished goods and work-in-process inventories include material, labor, and manufacturing overhead costs. At June 30, 2007 and December 31, 2006, inventory reserves for certain slow-moving inventory items (primarily Climate Control products) were $775,000 and $829,000, respectively. In addition, inventory reserves for certain nitrogen-based inventories provided by our Chemical Business were $72,000 and $426,000, at June 30, 2007 and December 31, 2006, respectively, because cost exceeded the net realizable value.

Changes in our inventory reserves are as follows:

Six Months Ended June 30,	Three Months Ended June 30,
2007	2006	2007	2006
(In Thousands)
Balance at beginning of period	$1,255	$2,423	$938	$1,263
Add: Provision for (realization of) losses	(345)	(539)	(28)	297
Deduct: Write-offs/disposals	(63)	(328)	(63)	(4)
Balance at end of period	$847	$1,556	$847	$1,556

The provision for losses and realization of losses are included in cost of sales in the accompanying condensed consolidated statements of income (realization of losses are reductions to cost of sales).

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 6: Precious Metals Precious metals are used as a catalyst in the Chemical Business manufacturing process. Precious metals are carried at cost, with cost being determined using the FIFO basis. Because some of the catalyst consumed in the production process cannot be readily recovered and the amount and timing of recoveries are not predictable, we follow the practice of expensing precious metals as they are consumed. For six months ended June 30, 2007 and 2006, the amounts expensed for precious metals were approximately $4,031,000 and $2,669,000, respectively. For the three months ended June 30, 2007 and 2006, the amounts expensed were approximately $1,902,000 and $1,300,000, respectively. These precious metals expenses are included in cost of sales in the accompanying condensed consolidated statements of income. Occasionally, during major maintenance and/or capital projects, we may be able to perform procedures to recover precious metals (previously expensed) which have accumulated over time within the manufacturing equipment. For the six months ended June 30, 2007 and 2006, we recognized recoveries and gains of precious metals at historical FIFO costs of approximately $2,639,000 and $1,125,000, respectively. For the three months ended June 30, 2007 and 2006, we recognized recoveries of precious metals at historical FIFO costs of approximately $1,408,000 and $186,000, respectively. These recoveries are reductions to cost of sales.

Note 7: Debt Issuance and Other Debt-Related Costs, net During the six months ended June 30, 2007, we incurred debt issuance costs of $3,181,000 relating primarily to the 5.5% Convertible Senior Subordinated Debentures due 2012 (the “2007 Debentures”). In addition, the remaining portion of the 7% Convertible Senior Subordinated Debentures due 2011 (the “2006 Debentures”) was converted into our common stock. As a result of the conversions, approximately $266,000 of the remaining debt issuance costs, net of amortization, associated with the 2006 Debentures were charged against capital in excess of par value during the six months ended June 30, 2007. Also see discussion in Note 15 - Derivatives, Hedges and Financial Instruments concerning our interest rate cap contracts.

Note 8: Investment in Affiliate Cepolk Holding, Inc. (“CHI”), a subsidiary of the Company, is a limited partner and has a 50% equity interest in Cepolk Limited Partnership (“Partnership”) which is accounted for on the equity method. The Partnership owns an energy savings project located at the Ft. Polk Army base in Louisiana (“Project”). As of June 30, 2007, the Partnership and general partner to the Partnership is indebted to a term lender (“Term Lender”) of the Project. CHI has pledged its limited partnership interest in the Partnership to the Term Lender as part of the Term Lender’s collateral securing all obligations under the loan. This guarantee and pledge is limited to CHI’s limited partnership interest and does not expose CHI or the Company to liability in excess of CHI’s limited partnership interest. No liability has been established for this pledge since it was entered into prior to adoption of FASB Interpretation No. 45 (“FIN 45”). CHI has no recourse provisions or available collateral that would enable CHI to recover its partnership interest should the Term Lender be required to perform under this pledge.

Note 9: Product Warranty Our Climate Control Business sells equipment that has an expected life, under normal circumstances and use that extends over several years. As such, we provide warranties after equipment shipment/start-up covering defects in materials and workmanship.

Generally, the base warranty coverage for most of the manufactured equipment in the Climate Control Business is limited to eighteen months from the date of shipment or twelve months from the date of start-up, whichever is shorter, and to ninety days for spare parts. The warranty

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 9: Product Warranty (continued)

provides that most equipment is required to be returned to the factory or an authorized representative and the warranty is limited to the repair and replacement of the defective product, with a maximum warranty of the refund of the purchase price. Furthermore, companies within the Climate Control Business generally disclaim and exclude warranties related to merchantability or fitness for any particular purpose and disclaim and exclude any liability for consequential or incidental damages. In some cases, the customer may purchase or a specific product may be sold with an extended warranty. The above discussion is generally applicable to such extended warranties, but variations do occur depending upon specific contractual obligations, certain system components, and local laws.

Our accounting policy and methodology for warranty arrangements is to periodically measure and recognize the expense and liability for such warranty obligations using a percentage of net sales, based upon our historical warranty costs. It is possible that future warranty costs could exceed our estimates.

Changes in our product warranty obligation are as follows:

Six Months Ended June 30,	Three Months Ended June 30,
2007	2006	2007	2006
(In Thousands)
Balance at beginning of period	$1,251	$861	$1,227	$921
Add: Charged to costs and expenses	1,335	706	827	321
Deduct: Costs and expenses incurred	(1,065)	(587)	(533)	(262)
Balance at end of period	$1,521	$980	$1,521	$980

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 10: Accrued and Other Liabilities

June 30, 2007	December 31, 2006
(In Thousands)
Accrued payroll and benefits	$4,545	$4,170
Deferred revenue on extended warranty contracts	2,917	2,426
Accrued commissions	2,396	2,565
Customer deposits	2,371	2,938
Accrued property and income taxes	1,984	1,217
Accrued insurance	1,963	1,646
Accrued death benefits	1,745	1,446
Accrued warranty costs	1,521	1,251
Accrued contractual manufacturing obligations	1,403	1,801
Accrued environmental remediation costs	1,389	1,432
Deferred rent expense	1,227	5,231
Accrued precious metals costs	979	1,068
Other	5,856	5,554
	30,296	32,745
Less noncurrent portion	6,554	5,929
Current portion of accrued and other liabilities	$23,742	$26,816

Note 11: Long-Term Debt

June 30,	December 31,
2007	2006
(In Thousands)
Senior Secured Loan due 2009 (A)	$50,000	$50,000
Working Capital Revolver Loan due 2009 - ThermaClime (B)	21	26,048
7% Convertible Senior Subordinated Notes due 2011 (C)	-	4,000
5.5% Convertible Senior Subordinated Notes due 2012 (D)	60,000	-
Other, with interest at rates of 4.25% to 9.36% most of which is secured by machinery, equipment and real estate	14,446	17,644
	124,467	97,692
Less current portion of long-term debt	2,729	11,579
Long-term debt due after one year	$121,738	$86,113

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

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 11: Long-Term Debt (continued)

The Senior Secured Loan accrues interest at a defined LIBOR rate plus a defined LIBOR margin or, at the election of the Borrowers, an alternative defined base rate plus a defined base rate margin with the annual interest rate not to exceed 11% or 11.5% depending on the leverage ratio. At June 30, 2007, the effective interest rate was 11%.

The Borrowers are subject to numerous covenants under the Senior Secured Loan agreement including, but not limited to, limitation on the incurrence of certain additional indebtedness and liens, limitations on mergers, acquisitions, dissolution and sale of assets, and limitations on declaration of dividends and distributions to us, all with certain exceptions. The Borrowers are also subject to a minimum fixed charge coverage ratio, measured quarterly on a trailing twelve-month basis. The Borrowers’ fixed charge coverage ratio exceeded the required minimum ratio for the twelve-month period ended June 30, 2007.

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

The Senior Secured Loan is also secured by a second lien on the assets upon which ThermaClime’s revolving credit facility lender has a first lien. The carrying value of the pledged assets is approximately $206 million at June 30, 2007. The Senior Secured Loan is guaranteed by the Company and is also secured with the stock of ThermaClime.

(B) ThermaClime and its subsidiaries ("the Borrowers") are parties of a $50 million revolving credit facility (the "Working Capital Revolver Loan") that provides for advances based on specified percentages of eligible accounts receivable and inventories for ThermaClime, and its subsidiaries. The Working Capital Revolver Loan, as amended, matures in April 2009. The Working Capital Revolver Loan accrues interest at a base rate (generally equivalent to the prime rate) plus .75% or LIBOR plus 2%. The interest rate at June 30, 2007 was 6.59% considering the impact of the interest rate cap contracts which set a maximum three-month LIBOR base rate of 4.59% on $30 million and mature on June 30, 2009. Interest is paid monthly. The facility provides for up to $8.5 million of letters of credit. All letters of credit outstanding reduce availability under the facility. As a result of using a portion of the proceeds from the 2007 Debentures to pay down the Working Capital Revolver Loan,

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 11: Long-Term Debt (continued)

amounts available for additional borrowing under the Working Capital Revolver Loan at June 30, 2007 were $48 million. Under the Working Capital Revolver Loan, as amended, the lender also requires the borrowers to pay a letter of credit fee equal to 1% per annum of the undrawn amount of all outstanding letters of credit, an unused line fee equal to .5% per annum for the excess amount available under the facility not drawn and various other audit, appraisal and valuation charges.

The lender may, upon an event of default, as defined, terminate the Working Capital Revolver Loan and make the balance outstanding due and payable in full. The Working Capital Revolver Loan is secured by receivables, inventories and intangibles of all the ThermaClime entities other than DSN Corporation and El Dorado Nitric Company and its subsidiaries ("EDNC") and a second lien on certain real property and equipment. EDNC is neither a borrower nor guarantor of the Working Capital Revolver Loan. The carrying value of the pledged assets is approximately $191 million at June 30, 2007.

A prepayment premium equal to 1% of the facility is due to the lender should the borrowers elect to prepay the facility prior to April 13, 2008 and is eliminated thereafter.

The Working Capital Revolver Loan, as amended, requires ThermaClime and its Climate Control Business to meet certain financial covenants measured quarterly. ThermaClime and its Climate Control Business were in compliance with those covenants for the quarter ended June 30, 2007. The Working Capital Revolver Loan also contains covenants that, among other things, limit the Borrowers' (which does not include the Company) ability to:

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

(C)
On March 14, 2006, we completed a private placement to six qualified institutional buyers pursuant to which we sold $18 million aggregate principal amount of our 7% Convertible Senior Subordinated Debentures due 2011 (the “2006 Debentures”). We used a placement agent for this transaction which we paid a fee of 6% of the aggregate gross proceeds received in the financing. Other offering expenses in connection with the transaction were $.4 million. As a result, the total debt issuance costs related to this transaction were $1.5 million.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 11: Long-Term Debt (continued)

During September through December 2006, $14 million of the 2006 Debentures were converted into 1,977,499 shares of our common stock at the conversion price of $7.08 per share. During the six months ended June 30, 2007, the remaining $4 million of the 2006 Debentures (which includes $1 million that was held by Jayhawk Capital Management and other Jayhawk entities, through their manager, Kent McCarthy (the “Jayhawk Group”), were converted into 564,790 shares of our common stock at the average conversion price of $7.082 per share.

(D) On June 28, 2007, we entered into a purchase agreement with each of twenty two qualified institutional buyers (“QIBs”), pursuant to which we sold $60 million aggregate principal amount of our 5.5% Convertible Senior Subordinated Debentures due 2012 (the “2007 Debentures”) in a private placement to the QIBs pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Act”), afforded by Section 4(2) of the Act and Regulation D promulgated under the Act. The 2007 Debentures are eligible for resale by the investors under Rule144A under the Act. We received net proceeds of approximately $57 million, after discounts and commissions. In connection with the closing, we entered into an indenture (the “Indenture”) with UMB Bank, as trustee (the “Trustee”), governing the 2007 Debentures. The Trustee is also our transfer agent. The Trustee receives customary compensation from us for such services.

The 2007 Debentures bear interest at the rate of 5.5% per year and mature on July 1, 2012. Interest is payable in arrears on January 1 and July 1 of each year, beginning on January 1, 2008.

The 2007 Debentures are unsecured obligations and are subordinated in right of payment to all of our existing and future senior indebtedness, including indebtedness under our revolving debt facilities. The 2007 Debentures are effectively subordinated to all present and future liabilities, including trade payables, of our subsidiaries.

The 2007 Debentures are convertible by the holders in whole or in part into shares of our common stock prior to their maturity. The conversion rate of the 2007 Debentures for the holders electing to convert all or any portion of a debenture is 36.4 shares of our common stock per $1,000 principal amount of debentures (representing a conversion price of $27.47 per share of common stock), subject to adjustment under certain conditions as set forth in the Indenture.

We may redeem some or all of the 2007 Debentures at any time on or after July 2, 2010, at a price equal to 100% of the principal amount of the 2007 Debentures, plus accrued and unpaid interest, all as set forth in the Indenture. The redemption price will be payable at our option in cash or, subject to certain conditions, shares of our common stock (valued at 95% of the weighted average of the closing sale prices of the common stock for the 20 consecutive trading days ending on the fifth trading day prior to the redemption date), subject to certain conditions being met on the date we mail the notice of redemption.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 11: Long-Term Debt (continued)

If a designated event (as defined in the Indenture) occurs prior to maturity, holders of the 2007 Debentures may require us to repurchase all or a portion of their 2007 Debentures for cash at a repurchase price equal to 101% of the principal amount of the 2007 Debentures plus any accrued and unpaid interest, as set forth in the Indenture. If a fundamental change (as defined in the Indenture) occurs on or prior to June 30, 2010, under certain circumstances, we will pay, in addition to the repurchase price, a make-whole premium on the 2007 Debentures converted in connection with, or tendered for repurchase upon, the fundamental change. The make-whole premium will be payable in our common stock or the same form of consideration into which our common stock has been exchanged or converted in the fundamental change. The amount of the make-whole premium, if any, will be based on our stock price on the effective date of the fundamental change. No make-whole premium will be paid if our stock price in connection with the fundamental change is less than or equal to $23.00.

At maturity, we may elect, subject to certain conditions as set forth in the Indenture, to pay up to 50% of the principal amount of the outstanding 2007 Debentures, plus all accrued and unpaid interest thereon to, but excluding, the maturity date, in shares of our common stock (valued at 95% of the weighted average of the closing sale prices of the common stock for the 20 consecutive trading days ending on the fifth trading day prior to the maturity date), if the common stock is then listed on an eligible market, the shares used to pay the 2007 Debentures and any interest thereon are freely tradable, and certain required opinions of counsel are received.

We have currently invested a portion of the net proceeds in money market investments and have or intend to use the net proceeds, to redeem our outstanding shares of $3.25 Convertible Exchangeable Class C Preferred Stock, Series 2 (“Series 2 Preferred”); to repay certain outstanding mortgages and equipment loans; to pay accrued and unpaid dividends on its outstanding shares of Series B 12% Cumulative Convertible Preferred Stock and Series D 6% Cumulative Convertible Class C Preferred Stock; and the balance to initially reduce outstanding borrowing under the Working Capital Revolver Loan, for certain discretionary capital expenditures and general working capital purposes.

In connection with using a portion of the net proceeds of the 2007 Debentures to initially reduce the outstanding borrowings under the Working Capital Revolver Loan, ThermaClime entered into a $25 million demand promissory note (“Demand Note”) with the Company. In addition, the Company, ThermaClime, and certain of its subsidiaries entered into a subordination agreement with the lender of the Senior Secured Loan which, among other things, states that the Demand Note is unsecured and subordinated to the Senior Secured Loan and allows for payments on the Demand Note by ThermaClime to the Company provided there is no potential default or event of default, as defined in the Senior Secured Loan.

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

1. Discharge Water Matters

The El Dorado Facility within our Chemical Business generates process wastewater. The process water discharge and storm-water run off are governed by a state National Pollutant Discharge Elimination System (“NPDES”) water discharge permit issued by the Arkansas Department of Environmental Quality (“ADEQ”), which permit is to be renewed every five years. The ADEQ issued to the El Dorado Facility a NPDES water discharge permit in 2004, and the El Dorado Facility had until June 1, 2007 to meet the compliance deadline for the more restrictive limits under the 2004 NPDES permit. In order to meet the El Dorado Facility’s June 2007 limits, the El Dorado Facility has significantly reduced the effluent levels of its wastewater.

In order to directly discharge its wastewater from the El Dorado Facility into the creek and to meet the June 2007 permit limits, the El Dorado Facility has conducted a study of the adjacent

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 12: Contingencies (continued)

stream to determine whether a permit modification is appropriate. On September 22, 2006, the Arkansas Pollution Control and Ecology Commission (“Commission”) approved the results of the study that showed that the proposed permit modification is appropriate. A public hearing was held on the matter on November 13, 2006 with minimal opposition.

The El Dorado Facility has demonstrated its ability to comply with the more restrictive permit limits, and the rules which support the more restrictive dissolved minerals rules have been revised to authorize a permit modification to adopt achievable dissolved minerals permit limits. The ADEQ has orally agreed to issue a consent administrative order to authorize the El Dorado Facility to continue operations without incurring permit violations pending the modification of the permit to implement the revised rule and to allow the El Dorado Facility to continue to discharge its wastewater into the creek from and after June 1, 2007.

In addition, the El Dorado Facility has entered into a consent administrative order (“CAO”) that recognizes the presence of nitrate contamination in the shallow groundwater at the El Dorado Facility. A new CAO to address the shallow groundwater contamination became effective on November 16, 2006 and requires the evaluation of the current conditions and remediation based upon a risk assessment. The final remedy for shallow groundwater contamination, should any remediation be required, will be selected pursuant to the new CAO and based upon the risk assessment. Based on area well surveys performed, there are no known users of this shallow groundwater in the area, and preliminary risk assessments have not identified any public health risk that would require remediation. As an interim measure, the El Dorado Facility has installed two recovery wells to recycle groundwater and to recover nitrates. The cost of any additional remediation that may be required will be determined based on the results of the investigation and risk assessment and cannot currently be reasonably estimated. Therefore, no liability has been established at June 30, 2007.

2. Air Matters

Under the terms of a consent administrative order relating to air matters (“AirCAO”), which became effective in February 2004, resolving certain air regulatory alleged violations associated with the El Dorado Facility’s sulfuric acid plant and certain other alleged air emission violations, the El Dorado Facility is required to implement additional air emission controls at the El Dorado Facility no later than February 2010. We have decided to accelerate this capital expenditure and currently estimate the environmental compliance related expenditures to be between $6.0 and $6.5 million, to be expended through the third quarter of 2008.

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

Note 12: Contingencies (continued)

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

At June 30, 2007, the total estimated liability (which is included in current and noncurrent accrued and other liabilities) in connection with this remediation matter is approximately $1.4 million and Chevron’s share for one-half of these costs (which is included in accounts receivable and other assets) is approximately $.7 million. These amounts are not discounted to their present value. It is reasonably possible that a change in estimate of our liability and receivable will occur in the near term. Should soil remediation be required, it is expected to be completed during 2007 followed by up to five years of ground water monitoring.

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

Cherokee Nitrogen Company (“CNC”), a subsidiary within our Chemical Business, has been sued for an undisclosed amount of monies based on a claim that CNC breached an agreement by overcharging the plaintiff, Nelson Brothers, LLC, (“Nelson”), for ammonium nitrate as a result

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 12: Contingencies (continued)

of inflated prices for natural gas used to manufacture the ammonium nitrate. CNC has filed a third-party complaint against Dynegy and a subsidiary (“Dynegy”) asserting that Dynegy was the party responsible for fraudulently causing artificial natural gas prices to exist and seeking an undisclosed amount from Dynegy, including any amounts which may be recovered by Nelson. The suit is Nelson Brothers, LLC v. Cherokee Nitrogen Company v. Dynegy Marketing, and is pending in Alabama state court in Colbert County. Dynegy has filed a counterclaim against CNC for $600,000 allegedly owed on account as an offset to CNC’s claim for damages, which amount has been recorded by CNC. Nelson and CNC have agreed to enter into a settlement agreement to settle their portion of the lawsuit and, in connection with such settlement, CNC will pay Nelson 25% of any net amount of certain proceeds that may be received (after costs incurred) by CNC from Dynegy as a result of settlement or judgment in connection with the lawsuit. The settlement between CNC and Nelson is subject to the parties entering into a definitive settlement agreement.

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

Note 12: Contingencies (continued)

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

Neither the Company nor any of its currently owned subsidiaries are makers or endorsers of the bank drafts in question. The Company intends to vigorously defend itself in connection with this matter. No liability has been established relating to these bank drafts as of June 30, 2007.

Dividends on Series 2 Preferred

As discussed in Note 21 - Subsequent Events, on July 12, 2007, we mailed, or had mailed, to all holders of record of our Series 2 Preferred a notice of redemption of all of the outstanding shares of Series 2 Preferred. The redemption date of the Series 2 Preferred is scheduled for August 27, 2007. The terms of the Series 2 Preferred require that for each share of Series 2 Preferred so redeemed, we will pay, in cash, a redemption price for each share so redeemed an amount equal to $50.00 per share, plus $26.25 representing accrued and unpaid dividends thereon pro-rata to the date of redemption. There were 193,295 shares of Series 2 Preferred outstanding, net of treasury stock, as of the date the notice of redemption was mailed. Pursuant to the terms of the Series 2 Preferred, the holders of the Series 2 Preferred may convert each share into 4.329 shares of our common stock, which right to convert terminates 10 days prior to the redemption date. If a holder of the Series 2 Preferred elects to convert his, her or its shares into our common stock pursuant to its terms, the Certificate of Designations for the Series 2 Preferred provides, and it is our position, that the holder that so converts will not be entitled to receive payment of any accrued and unpaid dividends on the shares so converted. The Jayhawk Group, our second

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 12: Contingencies (continued)

largest stockholder and an affiliate of ours, has advised us that, if the Jayhawk Group converts its holdings of Series 2 Preferred, the Jayhawk Group may bring legal action against us for all accrued and unpaid dividends on the shares of Series 2 Preferred that it converts after receipt of the notice of redemption. As of the date of mailing of the notice of redemption, the Jayhawk Group was the beneficial owner of 155,012 shares of Series 2 Preferred.

C. Other Claims and Legal Actions

Short-Swing Profit Claim

We have received a letter dated May 23, 2007 from a law firm representing a stockholder of ours demanding that we investigate potential short-swing profit liability under Section 16(b) of the Exchange Act of the Jayhawk Group. The stockholder alleges that the surrender by the Jayhawk Group of 180,450 shares of our Series 2 Preferred in our issuer exchange tender offer was a sale which is subject to Section 16 and matchable against prior purchases of Series 2 Preferred by the Jayhawk Group. The Jayhawk Group has advised us that they do not believe that they are liable for short-swing profits under Section 16(b). The provisions of Section 16(b) provide that if we do not file a lawsuit against the Jayhawk Group in connection with these Section 16(b) allegations within 60 days from the date of the stockholder’s notice to us, then the stockholder may pursue a Section 16(b) short-swing profit claim on our behalf. We have engaged our outside corporate/securities counsel to investigate this matter, but as of the date of this report, we have not filed a Section 16(b) lawsuit against the Jayhawk Group. As a result, the stockholder may now be entitled to initiate such lawsuit on our behalf.

Business Interruption and Property Insurance Claims

1. El Dorado Facility

Beginning in October 2004 and continuing into June 2005, the Chemical Business’ results were adversely affected as a result of the loss of production due to a mechanical failure of one of the four nitric acid plants at the El Dorado, Arkansas plant. The plant was restored to normal production in June 2005. We filed a property damage insurance claim for $3.8 million, net of a $1 million deductible. We also filed a business interruption claim for $5 million, net of the forty-five day waiting period. The insurers paid claims totaling $5.5 million; however, the insurers are contesting our remaining claims. For the six and three months ended June 30, 2006, we realized insurance recoveries of $595,000 and $41,000, respectively, relating to this business interruption claim which is recorded as a reduction to cost of sales.

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

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 12: Contingencies (continued)

On September 25, 2006, CNC filed a contingent business interruption claim. CNC is in discussions with, and providing additional documentation to, the forensic accountant hired by CNC’s insurers to examine the claim. The recovery of this claim, if any, will be recognized when realized. We have been advised that CNC’s insurers will make an advance payment of $1.5 million in connection with our business interruption claim (See Note 21 - Subsequent Events).

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

Note 13: Completion of Tender Offer  On November 10, 2006, the Company entered into an agreement (“Jayhawk Agreement”) with the Jayhawk Group. Under the Jayhawk Agreement, the Jayhawk Group agreed to tender (discussed below) 180,450 shares of the 346,662 shares of the Series 2 $3.25 convertible, exchangeable Class C preferred stock (“Series 2 Preferred”), if the Company made an exchange or tender offer for the Series 2 Preferred. In addition, as a condition to the Jayhawk Group’s obligation to tender such shares of Series 2 Preferred in an exchange/tender offer, the Jayhawk Agreement further provided that Jack E. Golsen (Chairman of the Board and CEO of the Company), his wife, children and certain entities controlled by them (the “Golsen Group”) would exchange only 26,467 of the 49,550 shares of Series 2 Preferred beneficially owned by them. As a result, only 309,807 of the 499,102 shares of Series 2 Preferred outstanding would be eligible to participate in an exchange/tender offer, with the remaining 189,295 being held by the Jayhawk Group and the Golsen Group.

On January 26, 2007, our Board of Directors approved and on February 9, 2007, we began a tender offer to exchange shares of our common stock for up to 309,807 of the 499,102 outstanding shares of the Series 2 Preferred. The tender offer expired on March 12, 2007 and our Board of Directors accepted the shares tendered on March 13, 2007. The terms of the tender offer provided for the issuance by the Company of 7.4 shares of common stock in exchange for each share of Series 2 Preferred tendered in the tender offer and the waiver of all rights to

Note 13: Completion of Tender Offer (continued)

accrued and unpaid dividends on the Series 2 Preferred tendered. As a result of this tender offer, we issued 2,262,965 shares of our common stock for 305,807 shares of Series 2 Preferred that were tendered. In addition, the total amount of accrued and unpaid dividends waived on the Series 2 Preferred tendered was approximately $7.3 million ($23.975 per share).

Because the exchanges under the tender offer were pursuant to terms other than the original terms, the transactions were considered extinguishments of the preferred stock. Also the transactions qualified as induced conversions under SFAS 84. Accordingly, we recorded a charge (stock dividend) to accumulated deficit of approximately $12.3 million which equaled the excess of the fair value of the common stock issued over the fair value of the common stock issuable pursuant to the original conversion terms. To measure fair value, we used the closing price of our common stock on March 13, 2007. For purposes of computing income per common share for the six months ended June 30, 2007, net income was reduced by approximately $5 million relating to the tender offer which represents the total amount of stock dividends recorded less the total amount of unpaid dividends waived.

Included in the amounts discussed above and pursuant to the Jayhawk Agreement and the terms of the tender offer, the Jayhawk Group and the Golsen Group tendered 180,450 and 26,467 shares, respectively, of Series 2 Preferred for 1,335,330 and 195,855 shares, respectively, of our common stock. In addition, the total amount of accrued and unpaid dividends waived on these shares of Series 2 Preferred tendered was approximately $4.96 million with the Jayhawk Group waiving a total of $4.33 million and the Golsen Group waiving a total of $0.63 million.

No fractional shares were issued so cash was paid in lieu of any additional shares in an amount equal to the fraction of a share times the closing price per share of our common stock on the last business day immediately preceding the expiration date of the tender offer. See Note 21 - Subsequent Events for discussion relating to the notice of redemption for the Series 2 Preferred.

Note 14: Stock Options Subject to Stockholders' Approval We account for stock options in accordance with SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”) using the modified prospective method. On June 19, 2006, the Compensation and Stock Option Committee of our Board of Directors granted 450,000 shares of non-qualified stock options (the “Options”) to certain Climate Control Business employees which were subject to shareholders’ approval. The option price of the Options is $8.01 per share which is based on the market value of our common stock at the date the Board of Directors granted the shares (June 19, 2006). The Options vest over a ten-year period at a rate of 10% per year and expire on September 16, 2016 with certain restrictions. Under SFAS 123(R), the fair value for the Options was estimated, using an option pricing model, as of the date we received shareholders’ approval which occurred during our 2007 annual shareholders’ meeting on June 14, 2007. Under SFAS 123(R) for accounting purposes, the grant date and service inception date is June 14, 2007.

Note 14: Stock Options Subject to Stockholders' Approval (continued)

The total fair value for the Options was estimated to be $6,924,000, or $15.39 per share, using a Black-Scholes-Merton option pricing model with the following assumptions:

•	risk-free interest rate of 5.16% based on an U.S. Treasury zero-coupon issue with a term approximating the estimated expected life as of the grant date;
•	a dividend yield of 0 based on historical data;
•	volatility factors of the expected market price of our common stock of 24.7% based on historical volatility of our common stock since it has been traded on the American Stock Exchange, and;
•	a weighted average expected life of the options of 5.76 years based on the historical exercise behavior of these employees.

As of June 14, 2007, we began amortizing the total estimated fair value of the Options to selling, general, and administrative expense (“SG&A”) which will continue through June 2016 (the remaining vesting period). As a result, we incurred stock-based compensation expense of $36,000 (net of related tax effects which were minimal) for the six and three months ended June 30, 2007. As of June 30, 2007, 45,000 shares of the Options were exercisable. For the six and three months ended June 30, 2007, the total fair value of the Options vested was $692,000.

Note 15: Derivatives, Hedges and Financial Instruments We account for derivatives in accordance with SFAS No. 133 which requires the recognition of derivatives in the balance sheet and the measurement of these instruments at fair value. Changes in fair value of derivatives are recorded in results of operations unless the normal purchase or sale exceptions apply or hedge accounting is elected.

In 1997, we entered into an interest rate forward agreement to effectively fix the interest rate of a long-term lease commitment (not for trading purposes). In 1999, we executed a long-term lease agreement (initial lease term of ten years) and terminated the forward agreement at a net cost of $2.8 million. We historically accounted for this cash flow hedge under the deferral method (as an adjustment of the initial term lease rentals). Upon adoption of SFAS No. 133 in 2001, the remaining deferred cost amount was reclassified from other assets to accumulated other comprehensive loss and is being amortized to operations over the term of the lease arrangement. At June 30, 2007 and December 31, 2006, accumulated other comprehensive loss consisted of the remaining deferred cost of $556,000 and $701,000, respectively. The amount amortized to operations was $145,000 and $72,000 for the six and three-month periods ended June 30, 2007 and 2006, respectively. There were no income tax benefits related to these expenses.

In 2005, we purchased two interest rate cap contracts for a cost of $590,000 on $30 million of debt which mature in March 2009. In April 2007, we purchased two interest rate cap contracts for a cost of $621,000 on $50 million of debt which mature in April 2012. These contracts are free-standing derivatives and are accounted for on a mark-to-market basis in accordance with SFAS No.133. At June 30, 2007 and December 31, 2006, the market values of these contracts were $1,313,000 and $385,000, respectively, and are included in other assets in the accompanying condensed consolidated balance sheets. For the six and three months ended June 30, 2007, the fair value of these contracts increased $307,000 and $403,000, respectively. For the

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 15: Derivatives, Hedges and Financial Instruments (continued)

six and three months ended June 30, 2006, the fair value increased $337,000 and $155,000, respectively. The changes in the value of these contracts are included in interest expense. For the six months ended June 30, 2007, cash used to purchase the 2007 contracts is included in cash used by continuing investing activities in the accompanying consolidated statement of cash flows.

Raw materials for use in our manufacturing processes include copper used by our Climate Control Business and natural gas used by our Chemical Business. As part of our raw material price risk management, we periodically enter into exchange-traded futures contracts for these materials, which contracts are generally accounted for on a mark-to-market basis in accordance with SFAS No. 133. At June 30, 2007 and December 31, 2006, the unrealized losses were $278,000 and $408,000, respectively, and are included in accrued and other liabilities. The unrealized losses are classified as current liabilities in the accompanying condensed consolidated balance sheets as the terms of these contracts are for periods of twelve months or less. For the six and three months ended June 30, 2007, we recognized a gain of $24,000 and incurred a loss of $487,000, respectively, on such contracts. For the six and three months ended June 30, 2006, we incurred losses of $759,000 and $629,000, respectively. These gains and losses are included in cost of sales. In addition, the cash flows relating to these contracts are included in cash flows from continuing operating activities.

Note 16: Income Per Common Share Net income applicable to common stock is computed by adjusting net income by the amount of preferred stock dividend requirements and stock dividends. Basic income per common share is based upon net income applicable to common stock and the weighted average number of common shares outstanding during each period.

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

On June 28, 2007, we sold $60 million of convertible debt. In addition, we received shareholders’ approval in granting 450,000 shares of non-qualified stock options on June 14, 2007.

During the six months ended June 30, 2007, the remaining $4,000,000 of the 2006 Debentures were converted into 564,790 shares of common stock. In addition, we issued 2,262,965 shares of common stock for 305,807 shares of our Series 2 Preferred that were tendered pursuant to a tender offer.

As of June 30, 2007, the aggregate amount of unpaid dividends in arrears on our Series 2 Preferred, Series B Preferred and Series D Preferred totaled approximately $4,948,000, $1,770,000 and $300,000, respectively.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 16: Income Per Common Share (continued)

The following table sets forth the computation of basic and diluted net income per common share:

(Dollars In Thousands, Except Per Share Amounts)

Six Months Ended June 30,	Three Months Ended June 30,
2007	2006	2007	2006
Numerator:
Net income	$24,039	$9,237	$13,220	$6,259
Dividend requirements and stock dividends on preferred stock exchanged in March 2007	(4,971)	(497)	-	(249)
Other preferred stock dividend requirements	(434)	(607)	(217)	(303)
Numerator for basic net income per common share - net income applicable to common stock	18,634	8,133	13,003	5,707
Preferred stock dividend requirements on preferred stock assumed to be converted, if dilutive	434	1,104	217	552
Interest expense including amortization of debt issuance costs, net of income taxes, on convertible debt assumed to be converted	83	485	34	390
Numerator for diluted net income per common share	$19,151	$9,722	$13,254	$6,649

Denominator:
Denominator for basic net income per common share - weighted-average shares	18,614,835	13,768,813	19,713,471	13,775,988
Effect of dilutive securities:
Convertible preferred stock	1,778,610	3,569,133	1,777,900	3,567,613
Stock options	1,255,959	1,263,521	1,228,399	1,326,346
Convertible notes payable	212,088	2,254,000	111,651	2,254,000
Warrants	88,257	58,517	92,068	64,369
Dilutive potential common shares	3,334,914	7,145,171	3,210,018	7,212,328
Denominator for diluted net income per common share - adjusted weighted-average shares and assumed conversions	21,949,749	20,913,984	22,923,489	20,988,316

Basic net income per common share	$1.00	$.59	$.66	$.41

Diluted net income per common share	$.87	$.46	$.58	$.32

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 16: Income Per Common Share (continued)

The following weighted-average shares of securities were not included in the computation of diluted net income per common share as their effect would have been antidilutive:

Six Months Ended June 30,	Three Months Ended June 30,
2007	2006	2007	2006
Convertible preferred stock	522,181	-	-	-
Stock options	42,265	-	84,066	-
	564,446	-	84,066	-

Note 17: Income Taxes We and/or certain of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The federal tax returns for 1994 through 2002 remain subject to examination for the purpose of determining the amount of remaining NOL and other carryovers. With few exceptions, the 2003-2006 years remain open for all purposes of examination by the IRS and other major tax jurisdictions.

At December 31, 2006, we had regular-tax net operating loss (“NOL”) carryforwards of approximately $51.2 million (approximately $33.1 million of alternative minimum tax NOLs) that begin expiring in 2019. A significant portion of these NOLs will be utilized to offset 2007 taxable income. Due to NOL carryforwards, the only provisions for income taxes for the six and three-month periods of 2007 and 2006 were for federal alternative minimum taxes and state income taxes. However, when and if the NOLs are fully utilized, the Company will be recognizing and paying regular federal income taxes.

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

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 18: Other Expense, Other Income and Non-Operating Other Income, net

Six Months Ended June 30,	Three Months Ended June 30,
2007	2006	2007	2006
(In Thousands)
Other expense:
Losses on sales and disposals of property and equipment	$431	$-	$431	$-
Litigation settlement	-	300	-	300
Impairments on long-lived assets (1)	-	286	-	286
Other miscellaneous expense (2)	87	105	63	(1)
Total other expense	$518	$691	$494	$585

Other income (2)	$100	$148	$46	$101

Non-operating other income, net:
Interest income	$58	$396	$16	$359
Miscellaneous income (2)	65	149	39	125
Miscellaneous expense (2)	(50)	(48)	(24)	(17)
Total non-operating other income, net	$73	$497	$31	$467

(1)
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. During the six and three months ended June 30, 2006, we recognized impairments of $286,000 which includes $230,000 relating to the wastewater projects. Due to the significant wastewater quality progress at the El Dorado Facility and meetings with the ADEQ, certain capitalized costs relating to the wastewater projects are no longer believed to be recoverable.

(2)	Amounts represent numerous unrelated transactions, none of which are individually significant requiring separate disclosure.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 19: Segment Information

Six Months Ended June 30,	Three Months Ended June 30,
2007	2006	2007	2006
(In Thousands)
Net sales:
Climate Control	$145,823	$99,035	$74,518	$51,673
Chemical	153,142	140,697	79,422	78,167
Other	5,176	4,516	2,816	2,551
	$304,141	$244,248	$156,756	$132,391

Gross profit: (1)
Climate Control	$42,628	$30,509	$21,921	$15,702
Chemical (2) (3)	22,242	12,899	11,710	8,198
Other	1,839	1,566	1,026	895
	$66,709	$44,974	$34,657	$24,795

Operating income (loss): (4)
Climate Control	$18,125	$11,577	$9,617	$6,004
Chemical (2) (3) (5)	15,646	6,626	7,936	4,817
General corporate expenses and other business operations, net (6)	(5,095)	(3,776)	(2,400)	(2,162)
	28,676	14,427	15,153	8,659

Interest expense	(4,580)	(5,761)	(1,992)	(2,886)
Non-operating other income (expense), net:
Climate Control	2	-	-	-
Chemical	82	236	54	217
Corporate and other business operations	(11)	261	(23)	250
Provisions for income taxes	(532)	(200)	(188)	(150)
Equity in earnings of affiliate-Climate Control	431	405	216	200
Income from continuing operations	$24,068	$9,368	$13,220	$6,290

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 19: Segment Information (continued)

(1)	Gross profit by industry segment represents net sales less cost of sales. Gross profit classified as “Other” relates to the sales of industrial machinery and related components.

(2)
For the three months ended June 30, 2007 and 2006, Turnaround costs for the El Dorado Facility totaled $182,000 and $1,097,000, respectively. For the three months ended June 30, 2007 and 2006, expenses for precious metals, net of recoveries, were $494,000 and $1,114,000, respectively.

(3)
During the six and three months ended June 30, 2007, we recorded the realization for losses on certain nitrate-based inventories of $354,000 and $26,000, respectively. For the same periods in 2006, we recorded the realization of losses (provision for losses) of $782,000 and $(147,000), respectively. During the six and three months ended June 30, 2006, we realized insurance recoveries of $595,000 and $41,000, respectively, relating to a business interruption claim. The above transactions (excluding the provision for losses) contributed to an increase in gross profit.

(4)
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

(5)	During the six and three months ended June 30, 2006, we recognized impairments on long-lived assets of $286,000.

(6)
The amounts included are not allocated to our Climate Control and Chemical Businesses since these items are not included in the operating results reviewed by our chief operating decision makers for purposes of making decisions as discussed above. A detail of these amounts are as follows:

Six Months Ended June 30,	Three Months Ended June 30,
2007	2006	2007	2006
(In Thousands)
Gross profit-Other	$1,839	$1,566	$1,026	$895
Selling, general and administrative:
Personnel	(3,552)	(2,825)	(1,894)	(1,623)
Professional fees	(1,767)	(1,253)	(773)	(413)
Office overhead	(376)	(311)	(180)	(113)
Property, franchise and other taxes	(156)	(141)	(73)	(70)
Advertising	(140)	(105)	(60)	(75)
Shareholders relations	(130)	(16)	(32)	(8)
All other (A)	(828)	(424)	(425)	(482)
Total selling, general and administrative	(6,949)	(5,075)	(3,437)	(2,784)

Other income	32	33	14	27
Other expense (B)	(17)	(300)	(3)	(300)
Total general corporate expenses and other business operations, net	$(5,095)	$(3,776)	$(2,400)	$(2,162)

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 19: Segment Information (continued)

(A)	For the six months ended June 30, 2006, a refund of $350,000 was recognized relating to insurance brokerage fees.

(B)	During the six and three months ended June 30, 2006, we recognized a litigation settlement of $300,000.

Information about our total assets by industry segment is as follows:

June 30,	December 31,
2007	2006
(In Thousands)
Climate Control	$109,932	$97,166
Chemical	109,981	109,122
Corporate assets and other	45,486	13,639
Total assets	$265,399	$219,927

Note 20: Related Party Transactions A subsidiary within our Climate Control Business remodeled their offices, including the replacement of carpet and flooring throughout the office area. In connection with the remodeling, the subsidiary made payments for the purchase of carpeting totaling $69,000 and $12,500 during 2006 and the first six months of 2007, respectively, to Designer Rugs, a company owned by Linda Golsen Rappaport, the daughter of Jack E. Golsen, our Chairman and Chief Executive Officer, and sister of Barry H. Golsen, our President.

During 2006, the Jayhawk Group purchased $1 million principal amount of the 2006 Debentures. In April 2007, the Jayhawk Group converted the $1 million of the 2006 Debentures into 141,040 shares of our common stock at the conversion price of $7.09 per share. During the six months ended June 30, 2007, we paid the Jayhawk Group $70,000 of which $46,000 relates to interest earned on the 2006 Debentures and $24,000 relates to additional consideration paid to convert the 2006 Debentures.

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

Bernard Ille, a member of our board of directors, is a director of Quail Creek Bank, N.A. (the “Bank”). The Bank was a lender to one of our subsidiaries. During the six months ended June 30, 2007, the subsidiary made interest and principal payments on outstanding debt owed to the Bank in the amount of $.1 million and $3.3 million, respectively. At December 31, 2006, the subsidiary’s loan payable to the Bank was approximately $3.3 million, (none at June 30, 2007) with an annual interest rate of 8.25%. The loan was secured by certain of the subsidiary’s property, plant and equipment. This loan was paid in full in June 2007.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 20: Related Party Transactions (continued)

See discussion in Note 12 - Contingencies concerning the following:
•
the Jayhawk Group may bring legal action against us for all accrued and unpaid dividends on the shares of Series 2 Preferred that it converts after receipt of the notice of redemption discussed in Note 21; and

•	a letter received by us from a law firm on behalf of a stockholder demanding that we investigate potential short-swing profit liability of the Jayhawk Group under Section 16(b) of the Exchange Act.

See discussion in Note 13 - Completion of Tender Offer concerning the following:
•	the participation of the Jayhawk Group and Golsen Group in the tender offer;
•	the number of shares of our common stock issued to the Jayhawk Group and Golsen Group as a result of the tender offer; and
•	the amount of accrued and unpaid dividends waived by the Jayhawk Group and Golsen Group as the result of the tender offer.

See discussion in Note 21 as to the amounts that could be paid to each of the Jayhawk Group and the Golsen Group as a result of the redemption of the Series 2 Preferred or the number of shares of our common stock that could be issued to each of the Jayhawk Group and the Golsen Group if they convert all of their shares of Series 2 Preferred in lieu of redemption.

Note 21: Subsequent Events On July 11, 2007, our Board of Directors approved the redemption of all of our outstanding Series 2 Preferred. We mailed a notice of redemption to all holders of record of our Series 2 Preferred on July 12, 2007. The redemption date is scheduled for August 27, 2007, and each share of Series 2 Preferred that is redeemed shall receive a redemption price of $50.00 plus $26.25 per share in accrued and unpaid dividends pro-rata to the date of redemption. As of July 12, 2007, 193,295 shares of Series 2 Preferred were outstanding (net of treasury stock), of which the Jayhawk Group held 155,012 shares and the Golsen Group held 23,083 shares. If none of the outstanding shares of the Series 2 Preferred are converted (as discussed below), we would pay the holders of the Series 2 Preferred a total of approximately $14.7 million, of which approximately $11.8 million would be paid to the Jayhawk Group and approximately $1.8 million would be paid to the Golsen Group. The Series 2 Preferred will be redeemed using a portion of the proceeds of the 2007 Debentures.

The holders of shares of Series 2 Preferred have the right to convert each share into 4.329 shares of our common stock, which right to convert terminates 10 days prior to the redemption date. If a holder converts its shares of Series 2 Preferred, the holder would not be entitled to any accrued and unpaid dividends as to the shares of Series 2 Preferred converted. If all of the outstanding shares of Series 2 Preferred are converted, 836,774 shares of our common stock would be issuable, of which 671,046 would be issued to the Jayhawk Group and 99,926 shares would be issued to the Golsen Group.

As discussed in Note 12 relating to a business interruption insurance claim relating to the Cherokee Facility, as of the date of this report, we received approximately $1.3 million of advance payments from CNC’s insurers in connection with this business interruption insurance claim during July and August 2007. As a result, this insurance recovery will be recognized as a reduction to cost of sales in the third quarter of 2007.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 21: Subsequent Events (continued)

As discussed in Note 6, precious metals are used as a catalyst in the Chemical Business manufacturing process. Precious metals are carried at cost, with cost being determined using the FIFO basis.  Occasionally, during major maintenance and\or capital projects, we perform procedures to recover precious metals (previously expensed) which have accumulated over time within the manufacturing equipment.  As discussed, we had a large recovery of precious metals during the second quarter of 2007.  As a result of this and other recoveries, the Chemical Business had precious metals on hand at June 30, 2007 in excess of the quantities normally required as a catalyst in the manufacturing process.  In July 2007, these excess precious metals were sold at market value for approximately $3.1 million resulting in a gain of approximately $1.3 million. This gain will be recognized as a reduction to cost of sales in the third quarter of 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our June 30, 2007 condensed consolidated financial statements. Certain statements contained in this MD&A may be deemed forward-looking statements. See "Special Note Regarding Forward-Looking Statements".

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

Second Quarter of 2007

LSB’s second quarter of 2007 net sales were $156.8 million compared to $132.4 million in the same quarter of 2006, operating income was $15.2 million compared to $8.7 million in 2006 and net income was $13.2 million compared to $6.3 million for 2006.

Our Climate Control Business continued to report strong sales and operating results due to high beginning backlogs and record new order flow for the quarter. Our Climate Control Business had 2007 second quarter net sales of $74.5 million, compared to $51.7 million in 2006, a 44% increase. Operating income before allocation of corporate overhead was $9.6 million, a 60% increase over the $6.0 million in 2006.

Our Chemical Business reported improved results in the second quarter of 2007 with net sales of $79.4 million compared to $78.2 million in 2006. Operating income before allocation of corporate overhead was $7.9 million, a 65% increase over the $4.8 million in 2006.

Climate Control Business

The Climate Control Business has historically generated consistent annual profits and positive cash flows and continues to do so. As indicated above, Climate Control’s net sales and operating income for the second quarter 2007 were higher than in the same quarter 2006. All product lines within the Climate Control Business experienced increases. The second quarter increase in sales and operating income as compared to 2006 is attributable to strong demand for the geothermal and water source heat pumps which reported a sales increase of $10.3 million, the hydronic fan coils that reported a sales increase of $8.0 million and the other products that accounted for the balance of the increase in sales.

Most of the products of the Climate Control Business are produced to customer orders that are placed well in advance of required delivery dates. As a result, the Climate Control Business maintains a significant backlog that eliminates the necessity to carry substantial inventories other than for firm customer orders. As a result of strong order flow in the recent past, the Climate Control backlog of confirmed orders had increased to high levels and our lead times had pushed out beyond levels that we consider to be optimum for good customer service. In order to work the backlog down and to improve product lead times, we have increased production capacity. We invested $7.7 million in 2006, an additional $3.2 million through the first six months of 2007 and have committed approximately $1.3 million for additional plant and equipment capacity. As a result, sales for the six months ended June 30, 2007 were $46.8 million higher than for the six months ended June 30, 2006. In addition, at June 30, 2007, the backlog of confirmed orders was approximately $66 million compared to $71 million at March 31, 2007 and $80 million at December 31, 2006. We expect to ship substantially all the orders in the backlog within the next twelve months.

Our Climate Control Business will continue to launch new products and product upgrades in an effort to maintain our current market position and to establish presence in new markets. Climate Control Business's profitability over the last few years has been affected by operating losses of certain new product lines being developed during that time frame. Our emphasis has been to increase the sales levels of these operations above the breakeven point. During the first half of 2007, the results for these new products did not improve significantly, although we continue to believe that the prospects for these new products are improving.

Management continues to focus on the following objectives for Climate Control:

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

As indicated above, for the 2007 second quarter, our Chemical Business reported net sales of $79.4 million or an increase of $1.3 million from 2006. Operating income of $7.9 million was 10.0% of net sales for the second quarter of 2007 compared to $4.8 million or 6.2% of net sales for the 2006 second quarter.

The primary reason for this increase in operating income relative to sales is improved El Dorado agricultural product margins resulting from higher nitrogen fertilizer demand. In addition, due to the timing of when plant Turnarounds were performed, total Turnaround costs for El Dorado was lower for the second quarter of 2007 as compared to the same quarter in 2006. El Dorado also realized a larger recovery of precious metals in the second quarter of 2007. In our market area, low grain, forage and other crop inventories resulting, in part, from the drought of 2006 fueled a profitable agricultural season and improved margins despite the heavy rains in our market areas. In addition to the already low grain inventories, the ethanol driven corn production is placing significant demand upon nitrogen producers.

Our primary raw material feedstocks, anhydrous ammonia and natural gas, are commodities subject to significant price fluctuations, and are generally purchased at prices in effect at the time of purchase. Due to the uncertainty of these commodity markets, we have developed customers that purchase our products pursuant to agreements and/or pricing formulas that provide for the pass through of raw material and other variable costs and certain fixed costs. Approximately 57% percent of the Chemical Business’ products sold in the second quarter of 2007 were to those customers.

Most of the production from Baytown is sold pursuant to a long-term supply agreement that provides for the pass through of certain production costs including anhydrous ammonia. The remaining product is sold on a spot market basis. Baytown reported lower operating profits in the second quarter of 2007 compared to the second quarter of 2006 due to fewer spot market sales opportunities.

El Dorado’s 2007 second quarter operating income was higher than the second quarter of 2006. As a result of the strong seasonal agricultural demand, selling prices were higher and margins improved. In addition, due to the timing of when Turnarounds were performed, total Turnaround costs were lower in the 2007 second quarter compared to the same period in 2006. El Dorado also realized a larger recovery of precious metals in the second quarter of 2007.

Cherokee’s results were lower in the second quarter of 2007 compared to the same period in 2006. Cherokee recorded higher sales volumes and pricing in the second quarter 2007 due primarily to the improved agricultural markets, but this was more than offset by higher production costs and lower cost absorption due to unplanned maintenance downtime.

Our Chemical Business continues to focus on growing our non-seasonal industrial customer base with an emphasis on customers accepting the risk inherent with raw material costs, while maintaining a strong presence in the seasonal agricultural sector. The operations strategy is to maximize production efficiency of the facilities, thereby lowering the fixed cost of each ton produced.

Liquidity and Capital Resources

Our total interest bearing debt outstanding at June 30, 2007 was $124.5 million as follows:

(In Millions)
Senior Secured Loan due 2009	$50.0
5.5% Convertible Senior Subordinated Notes due 2012	60.0
Other	14.5
$124.5

ThermaClime’s $50 million Senior Secured Loan due 2009 bears interest at 11%, secured by a first lien on the majority of the chemical plant assets in El Dorado, Arkansas and Cherokee, Alabama, certain equipment of the Climate Control Business, the stock of certain of ThermaClime’s subsidiaries and a second lien on the assets securing the Working Capital Revolver Loan. We plan to refinance this Loan before year-end 2007, at a lower interest rate and with fewer pledged assets securing the new loan. There are no assurances that we will be successful in our efforts to refinance the Senior Secured Loan, or that if we are successful that the terms will be more favorable than the terms of the outstanding debt.

On June 28, 2007, we completed a private placement of our five-year 5.5% Convertible Senior Subordinated Debentures due 2012 (the “2007 Debentures”) pursuant to which we sold $60 million aggregate principal amount to twenty-two qualified institutional buyers. We received net proceeds of approximately $57 million, after discounts and commissions. In connection with the closing, we entered into an indenture governing the 2007 Debentures.

Our 2007 Debentures bear interest at the rate of 5.5% per year and mature on July 1, 2012. Interest is payable in arrears on January 1 and July 1 of each year, beginning on January 1, 2008. Our 2007 Debentures are unsecured obligations and are subordinated in right of payment to all of our existing and future senior indebtedness, including indebtedness under our revolving debt facilities. In addition, the 2007 Debentures are convertible by the holders in whole or in part into shares of our common stock prior to their maturity. The conversion rate of the 2007 Debentures for the holders electing to convert all or any portion of a debenture is 36.4 shares of our common stock per $1,000 principal amount of debentures (representing a conversion price of $27.47 per share of common stock), subject to adjustment under certain conditions as set forth in the indenture. The terms of the 2007 Debentures are discussed below under “Loan Agreements - Terms and Conditions”.

We have currently invested a portion of the net proceeds in money market investments and have or intend to use the net proceeds, to redeem our outstanding shares of $3.25 Convertible Exchangeable Class C Preferred Stock, Series 2 (“Series 2 Preferred”); to repay certain outstanding mortgages and equipment loans; to pay accrued and unpaid dividends on our outstanding shares of Series B 12% Cumulative Convertible Preferred Stock (“Series B Preferred”) and Series D 6% Cumulative Convertible Class C Preferred Stock (“Series D Preferred”); and the balance to initially reduce outstanding borrowing under the Working Capital Revolver Loan, for certain discretionary capital expenditures and general working capital purposes. At June 30, 2007, $25 million of the net proceeds was loaned to ThermaClime to reduce the outstanding borrowing under the Working Capital Revolver Loan and $29 million was temporarily invested in money market investments at approximately 5.0% interest and $3 million was used to pay other interest bearing debt.

The Working Capital Revolver Loan is a $50 million credit facility that provides for advances to ThermaClime and its subsidiaries based upon specified percentages of eligible accounts receivable and inventories. At June 30, 2007, there was only a minimal amount outstanding under this loan due to the use of approximately $25 million of the net proceeds from the 2007 Debentures (as defined below) to pay down the loan. Historically, ThermaClime’s primary cash needs have been for working capital and capital expenditures. ThermaClime and its subsidiaries depend upon their Working Capital Revolver Loan, internally generated cash flows, and secured property and equipment financing in order to fund operations and pay obligations. At June 30,

2007, our borrowing availability pursuant to the terms of the loan agreement was approximately $48 million.

The Senior Secured Loan and the Working Capital Revolver Loan have financial covenants that are discussed below under “Loan Agreements - Terms and Conditions”.

ThermaClime’s ability to maintain borrowing availability under its Working Capital Revolver Loan depends on its ability to comply with the terms and conditions of its loan agreements and its ability to generate cash flow from operations. ThermaClime is restricted under its credit agreements as to the funds it may transfer to the Company and its non-ThermaClime affiliates and certain ThermaClime subsidiaries. This limitation does not prohibit payment to the Company of amounts due under a Services Agreement, Management Agreement and a Tax Sharing Agreement.

As of June 30, 2007, there remain 193,295 shares of Series 2 Preferred (of which the Jayhawk Group held 155,012 shares and the Golsen Group held 23,083 shares) with a stated value of $50 and cumulative dividends of $25.60 per share. On July 11, 2007, our Board of Directors approved the redemption of all of our outstanding Series 2 Preferred. We mailed a notice of redemption to all holders of record of our Series 2 Preferred on July 12, 2007. The redemption date is scheduled for August 27, 2007, and each share of Series 2 Preferred that is redeemed shall receive a redemption price of $50.00 per share of plus $26.25 per share in accrued and unpaid dividends pro-rata to the date of redemption. If none of the outstanding shares of the Series 2 Preferred are converted (as discussed below), we would pay the holders of the Series 2 Preferred a total of approximately $14.7 million, of which approximately $11.8 million would be paid to the Jayhawk Group and approximately $1.8 million would be paid to the Golsen Group. The Series 2 Preferred will be redeemed using a portion of the proceeds of the 2007 Debentures.

The holders of shares of Series 2 Preferred have the right to convert each share into 4.329 shares of our common stock, which right to convert terminates 10 days prior to the redemption date. If a holder converts its shares of Series 2 Preferred, the holder would not be entitled to any accrued and unpaid dividends as to the shares of Series 2 Preferred converted. If all of the outstanding shares of Series 2 Preferred are converted, 836,774 shares of our common stock would be issuable, of which 671,046 would be issued to the Jayhawk Group and 99,926 shares would be issued to the Golsen Group.

Filing Requirements Pursuant to Sarbanes Oxley

As of June 29, 2007, our public float held by non-affiliates exceeded the $75 million threshold. As a result, we will become an accelerated filer on December 31, 2007. Therefore we will be required to provide a report by management and a report by our independent auditors on our internal control over financial reporting in our Form 10-K for the year ending December 31, 2007. In addition, we will incur additional costs to meet the requirements as an accelerated filer for the year ending December 31, 2007 and future periods.

Capital Expenditures

General

Capital expenditures in the first half of 2007 were $8.1 million, including $4.1 million primarily for additional capacity in the Climate Control Business and $4.0 million for the Chemical Business, primarily for process and reliability improvements of existing facilities. As discussed below, our current commitment for the remainder of 2007 includes spending for production equipment, facilities upgrades and capacity expansion in the Climate Control Business and spending for production equipment, environmental compliance, and capacity expansion in the Chemical Business.

Other capital expenditures for 2007 are believed to be discretionary and are dependent upon an adequate amount of liquidity and/or obtaining acceptable funding. We have carefully managed those expenditures to projects necessary to execute our business plans and those for environmental and safety compliance.

Current Commitments

As of the date of this report, we have committed capital expenditures of approximately $6.5 million for production equipment, facilities upgrades and environmental compliance for the remainder of 2007. The expenditures include $5.1 million for the Chemical Business and $1.3 million for the Climate Control Business. We plan to fund these expenditures and the expenditures discussed below for the sulfuric acid plant at El Dorado from working capital, including our Working Capital Revolver Loan and a portion of the proceeds from the 2007 Debentures.

In addition, certain additional capital expenditures will be required to bring El Dorado’s sulfuric acid plant air emissions to lower limits. We have decided to accelerate this expenditure to gain additional production capacity which we believe can be sold in our markets. The ultimate cost is currently estimated to be between $6.0 and $6.5 million, to be expended through the third quarter of 2008 of which we have committed approximately $2.7 million for the second half of 2007.

Dividends

We have not paid cash dividends on our outstanding common stock in many years, and except for partial dividends paid during each quarter of 2006, we have not paid cash dividends on our outstanding preferred stock in many years. Pursuant to a tender offer in March 2007, we issued approximately 2.3 million shares of our common stock in exchange for approximately 0.3 million shares of the Series 2 Preferred. In addition, a total of approximately $7.3 million in accrued and unpaid dividends were waived as a result of this tender offer. Based on the terms of the tender offer, we recorded a charge (stock dividend) to accumulated deficit of approximately $12.3 million which equaled the excess of the fair value of the common stock issued over the fair value of the common stock issuable pursuant to the original conversion terms of the Series 2 Preferred.

As of June 30, 2007, there was approximately $7.0 million of dividends in arrears on our outstanding cumulative preferred stock, of which $4.9 million relates to our Series 2 Preferred. See discussion above concerning our intention to use a portion of the proceeds from the 2007

Debentures to pay accrued and unpaid dividends on our Series B Preferred and Series D Preferred and to redeem the outstanding shares of the Series 2 Preferred and the discussion above relating to the notice of redemption mailed to all holders of record of our Series 2 Preferred on July 12, 2007. The holders of shares of our Series 2 Preferred have the right to convert each share into 4.329 shares of our common stock. If a holder converts the shares of Series 2 Preferred into common stock, it is our position that the holder would not be entitled to any accrued and unpaid dividends on those shares so converted.

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

Summary

As a result of the $24.0 million net income for the first six months of 2007 and the $60.0 million private placement of our 2007 Debentures, liquidity appears to be sufficient to fund foreseeable growth and meet all current commitments. After the finalization of the use of the net proceeds from the 2007 Debenture, the capital structure of our consolidated balance sheet will be improved.

The improvement in our ratio of total interest bearing debt to stockholders’ equity will continue to be a primary management strategy. We will continue to manage cash flow and liquidity very carefully.

Loan Agreements - Terms and Conditions

5.5% Convertible Senior Subordinated Debentures - As previously reported and as discussed above under “Liquidity and Capital Resources,” on June 28, 2007, we entered into a purchase agreement with each of twenty two qualified institutional buyers (“QIBs”), pursuant to which we sold $60 million aggregate principal amount of the 2007 Debentures in a private placement to the QIBs pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Act”), afforded by Section 4(2) of the Act and Regulation D promulgated under the Act. The 2007 Debentures are eligible for resale by the investors under Rule144A under the Act. We received net proceeds of approximately $57 million, after discounts and commissions. In connection with the closing, we entered into an indenture (the “Indenture”) with UMB Bank, as trustee (the “Trustee”), governing the 2007 Debentures. The Trustee is also our transfer agent. The Trustee receives customary compensation from us for such services.

The 2007 Debentures bear interest at the rate of 5.5% per year and mature on July 1, 2012. Interest is payable in arrears on January 1 and July 1 of each year, beginning on January 1, 2008. In addition, the 2007 Debentures are unsecured obligations and are subordinated in right of payment to all of our existing and future senior indebtedness, including indebtedness under our revolving debt facilities. The 2007 Debentures are effectively subordinated to all present and future liabilities, including trade payables, of our subsidiaries.

The 2007 Debentures are convertible by the holders in whole or in part into shares of our common stock prior to their maturity. The conversion rate of the 2007 Debentures for the holders electing to convert all or any portion of a debenture is 36.4 shares of our common stock per $1,000 principal amount of debentures (representing a conversion price of $27.47 per share of common stock), subject to adjustment under certain conditions as set forth in the Indenture.

We may redeem some or all of the 2007 Debentures at any time on or after July 2, 2010, at a price equal to 100% of the principal amount of the 2007 Debentures, plus accrued and unpaid interest. The redemption price will be payable at our option in cash or, subject to certain conditions, shares of our common stock, subject to certain conditions being met.

If a designated event (as defined in the Indenture) occurs prior to maturity, holders of the 2007 Debentures may require us to repurchase all or a portion of their 2007 Debentures for cash at a repurchase price equal to 101% of the principal amount of the 2007 Debentures plus any accrued and unpaid interest. If a fundamental change (as defined in the Indenture) occurs on or prior to June 30, 2010, under certain circumstances, we will pay, in addition to the repurchase price, a make-whole premium on the 2007 Debentures converted in connection with, or tendered for repurchase upon, the fundamental change, as described in the Indenture.

At maturity, we may elect, subject to certain conditions as set forth in the Indenture, to pay up to 50% of the principal amount of the outstanding 2007 Debentures, plus all accrued and unpaid interest thereon to, but excluding, the maturity date, in shares of our common stock, as described in the Indenture.

7% Convertible Senior Subordinated Debentures - On March 14, 2006, we completed a private placement to six qualified institutional buyers, pursuant to which we sold $18.0 million aggregate principal amount of our 7% Convertible Senior Subordinated Debentures due 2011 (the “2006 Debentures”).

During September through December 2006, $14.0 million of the 2006 Debentures were converted into 1,977,499 shares of our common stock at the conversion price of $7.08 per share. During February and April 2007, the remaining $4.0 million of the 2006 Debentures were converted into 564,790 shares of our common stock at the average conversion price of $7.082 per share which includes the $1.0 million held by the Jayhawk Group (See discussion below under “Related Party Transactions”).

Working Capital Revolver Loan - ThermaClime finances its working capital requirements through borrowings under a Working Capital Revolver Loan. Under the Working Capital Revolver Loan, ThermaClime and its subsidiaries may borrow on a revolving basis up to $50.0 million based on specific percentages of eligible accounts receivable and inventories. The Working Capital Revolver Loan matures in April 2009. As a result of using a portion of the proceeds from the 2007 Debentures to pay down the Working Capital Revolver Loan, at June 30, 2007, outstanding borrowings were minimal and the net credit available for additional borrowings was $48 million. The Working Capital Revolver Loan requires that ThermaClime and its Climate Control Business meet certain financial covenants measured quarterly. ThermaClime and its Climate Control Business were in compliance with those covenants for the twelve-month period ended June 30, 2007.

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

The Senior Secured Loan accrues interest at a defined LIBOR rate plus a defined LIBOR margin or, at the election of the Borrowers, a defined alternative base rate plus a defined alternative base rate margin, with the annual interest rate not to exceed 11% or 11.5% depending on the leverage ratio. At June 30, 2007, the annual interest rate was 11%.

The Borrowers are subject to numerous affirmative and negative covenants under the Senior Secured Loan agreement including, but not limited to, limitation on the incurrence of certain additional indebtedness and liens, limitations on mergers, acquisitions, dissolution and sale of assets, and limitations on declaration of dividends and distributions to us, all with certain exceptions. The Borrowers are also subject to a minimum fixed charge coverage ratio, measured quarterly on a trailing twelve-month basis. The Borrowers were in compliance with the required minimum ratio for the twelve-month period ended June 30, 2007 and the coverage ratio is considered to be achievable for the remainder of 2007. The maturity date of the Senior Secured Loan can be accelerated by the Lender upon the occurrence of a continuing event of default, as defined.

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

Stock Options Subject to Stockholders' Approval

We account for stock options in accordance with SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”) using the modified prospective method. On June 19, 2006, the Compensation and Stock Option Committee of our Board of Directors granted 450,000 shares of non-qualified stock options (the “Options”) to certain Climate Control Business employees which were subject to shareholders’ approval. The option price of the Options is $8.01 per share which is based on the market value of our common stock at the date the Board of Directors granted the shares (June 19, 2006). The Options vest over a ten-year period at a rate of 10% per year and expire on September 16, 2016 with certain restrictions. Under SFAS 123(R), the fair value for the Options was estimated, using an option pricing model, as of the date we received shareholders’ approval which occurred during our 2007 annual shareholders’ meeting on June 14, 2007. Under SFAS 123(R) for accounting purposes, the grant date and service inception date is June 14, 2007.

The total fair value for the Options was estimated to be approximately $6.9 million, or $15.39 per share, using a Black-Scholes-Merton option pricing model with the following assumptions:

•	risk-free interest rate of 5.16% based on an U.S. Treasury zero-coupon issue with a term approximating the estimated expected life as of the grant date;
•	a dividend yield of 0 based on historical data;
•	volatility factors of the expected market price of our common stock of 24.7% based on historical volatility of our common stock since it has been traded on the American Stock Exchange, and;
•	a weighted average expected life of the options of 5.76 years based on the historical exercise behavior of these employees.

As of June 14, 2007, we began amortizing the total estimated fair value of the Options to selling, general, and administrative expense (“SG&A”) which will continue through June 2016 (the remaining vesting period). As a result, we incurred stock-based compensation expense of $36,000 (net of related tax effects which were minimal) for the six and three months ended June 30, 2007. As of June 30, 2007, 45,000 shares of the Options were exercisable. For the six and three months ended June 30, 2007, the total fair value of the Options vested was approximately $0.7 million.

Subsequent Events - Business Interruption Insurance Recovery and Gain on Sale of Precious Metals

As previously reported, as a result of damage caused by Hurricane Katrina, the natural gas pipeline servicing Cherokee suffered damage and the owner of the pipeline declared an event of Force Majeure. This event of Force Majeure caused curtailments and interruption in the delivery of natural gas to Cherokee. Cherokee Nitrogen Company’s (“CNC”) insurer was promptly put on notice of a claim, but the quantification of the claim amount took time and involved the retention of a gas market expert and a business interruption consultant.

On September 25, 2006, CNC filed a contingent business interruption claim. CNC is in discussions with, and providing additional documentation to, the forensic accountant hired by CNC’s insurers to examine the claim. The recovery of this claim, if any, will be recognized when realized. We have been advised that CNC’s insurers will make an advance payment of $1.5 million in connection with our business interruption claim. As of the date of this report, we received approximately $1.3 million of advance payments from CNC’s insurers in connection with this business interruption insurance claim during July and August 2007. As a result, this insurance recovery will be recognized as a reduction to cost of sales in the third quarter of 2007.

As previously reported, precious metals are used as a catalyst in the Chemical Business manufacturing process. Precious metals are carried at cost, with cost being determined using the FIFO basis.  Occasionally, during major maintenance and\or capital projects, we perform procedures to recover precious metals (previously expensed) which have accumulated over time within the manufacturing equipment.  As discussed above under “Overview”, we had a large recovery of precious metals during the second quarter of 2007.  As a result of this and other recoveries, the Chemical Business had precious metals on hand at June 30, 2007 in excess of the quantities normally required as a catalyst in the manufacturing process.  In July 2007, these excess precious metals were sold at market value for approximately $3.1 million resulting in a gain of approximately $1.3 million. This gain will be recognized as a reduction to cost of sales in the third quarter of 2007.

Federal Income Taxes

At December 31, 2006, we had regular-tax net operating loss (“NOL”) carryforwards of approximately $51.2 million (approximately $33.1 million of alternative minimum tax NOLs) that begin expiring in 2019.   A significant portion of these NOLs will be utilized to offset 2007 taxable income.  Due to NOL carryforwards, the only provisions for income taxes for the six and three-month periods of 2007 and 2006 were for federal alternative minimum taxes and state income taxes.  However, when and if the NOLs are fully utilized, the Company will be recognizing and paying regular federal income taxes.

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

Related Party Transactions

A subsidiary within our Climate Control Business remodeled their offices, including the replacement of carpet and flooring throughout the office area. In connection with the remodeling, the subsidiary made payments for the purchase of carpeting totaling $69,000 and $12,500 during 2006 and the first six months of 2007, respectively, to Designer Rugs, a company owned by Linda Golsen Rappaport, the daughter of Jack E. Golsen, our Chairman and Chief Executive Officer, and sister of Barry H. Golsen, our President.

During 2006, the Jayhawk Group purchased $1.0 million principal amount of the 2006 Debentures. In April 2007, the Jayhawk Group converted the $1.0 million of the 2006 Debentures into 141,040 shares of our common stock at the conversion price of $7.09 per share. During the six months ended June 30, 2007, we paid the Jayhawk Group $70,000 of which $46,000 relates to interest earned on the 2006 Debentures and $24,000 relates to additional consideration paid to convert the 2006 Debentures.

Pursuant to an agreement entered into with the Jayhawk Group in November 2006 and the terms of the tender offer as previously reported, in March 2007, the Jayhawk Group and the Golsen Group tendered 180,450 and 26,467 shares, respectively, of Series 2 Preferred for 1,335,330 and

195,855 shares, respectively, of our common stock. The total amount of accrued and unpaid dividends waived on these shares of Series 2 Preferred was approximately $4.96 million, with the Jayhawk Group waiving a total of $4.33 million and the Golsen Group waiving a total of $0.63 million.

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

Bernard Ille, a member of our board of directors, is a director of Quail Creek Bank, N.A. (the “Bank”). The Bank was a lender to one of our subsidiaries. During the six months ended June 30, 2007, the subsidiary made interest and principal payments on outstanding debt owed to the Bank in the amount of $0.1 million and $3.3 million, respectively. At December 31, 2006, the subsidiary’s loan payable to the Bank was approximately $3.3 million, (none at June 30, 2007) with an annual interest rate of 8.25%. The loan was secured by certain of the subsidiary’s property, plant and equipment. This loan was paid in full in June 2007.

See discussion in under Item 1 - Legal Proceedings of Part II concerning the following:

•	the Jayhawk Group may bring legal action against us for all accrued and unpaid dividends on the shares of Series 2 Preferred that it may convert after receipt of the notice of redemption and
•
a letter received by us from a law firm on behalf of a purported stockholder demanding that we investigate potential short-swing profit liability of the Jayhawk Group under Section 16(b) of the Exchange Act.

See discussion under “Liquidity and Capital Resources” as to the amounts that could be paid to each of the Jayhawk Group and the Golsen Group as a result of the redemption of the outstanding Series 2 Preferred or the number of shares of our common stock that could be issued to each of the Jayhawk Group and the Golsen Group if they convert all of their shares of Series 2 Preferred in lieu of redemption.

Critical Accounting Policies and Estimates

See our discussion on critical accounting policies in Item 7 of our Form 10-K, as amended. In addition, the preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and disclosures of contingencies.

Change in Accounting for Plant Turnaround Costs

As previously disclosed in our Form 10-Q for the quarter ended March 31, 2007 and in our Form 10-K, as amended, in September 2006, the FASB completed a project to clarify guidance on the accounting for Turnarounds. The FASB issued FASB Staff Position No. AUG AIR-1 (“FSP”) which eliminated the accrue-in-advance method of accounting for Turnarounds which was the method we were using. In addition, the adoption of the provisions in the FSP is to be considered a change in accounting principle with retrospective application as described in SFAS 154, if practical. The FSP became effective for us on January 1, 2007. There were three acceptable accounting methods for Turnarounds that we could adopt of which we adopted the direct expensing method which requires us to expense Turnaround costs as they are incurred. Based on our current plan for Turnarounds to be performed during the remainder of 2007, we estimate that we will incur Turnaround costs of approximately $1 million during the third quarter of 2007 and $2.5 million during the fourth quarter of 2007. However, it is possible that these Turnarounds could be performed during a different quarter and/or the actual costs could be significantly different than our estimates.

Results of Operations

Six months ended June 30, 2007 compared to Six months ended June 30, 2006

Net Sales

The following table contains certain information about our net sales in different industry segments for the six months ended June 30,

2007	2006	Change	Percentage Change
(Dollars In Thousands)
Net sales:
Climate Control:
Geothermal and water source heat pumps	$82,875	$61,291	$21,584	35.2%
Hydronic fan coils	42,921	27,564	15,357	55.7%
Other HVAC products	20,027	10,180	9,847	96.7%
Total Climate Control	145,823	99,035	46,788	47.2%

Chemical:
Agricultural products	68,084	52,311	15,773	30.2%
Industrial acids and other chemical products	45,734	50,786	(5,052)	(9.9)%
Mining products	39,324	37,600	1,724	4.6%
Total Chemical	153,142	140,697	12,445	8.8%

Other	5,176	4,516	660	14.6%

Total net sales	$304,141	$244,248	$59,893	24.5%

Climate Control Business

•
Net sales of our geothermal and water source heat pump products increased primarily as a result of increases in unit shipments and a series of customer selling price increases announced in 2006. In total, the number of water source heat pump products shipments increased by approximately 20% in 2007 and included a change in the mix of products sold as well as an increase in sales to original equipment manufacturer (“OEM”) and export markets. The price increases were instituted in response to rising raw material and component purchase prices. Due to the significant backlog of customer orders at the time the price increases were put into effect, the price increase did not have an immediate impact. In 2007, the impact of price increases is estimated to be 15%. We continue to maintain a market share leadership position based on data supplied by the Air-Conditioning and Refrigeration Institute;

•
Net sales of our hydronic fan coils increased primarily due to a 21% increase in the number of units sold due to an increase in large customer orders as well as a 6% increase in average unit sales prices as the result of lower discounting and higher selling prices driven by raw material cost increases;

•
Net sales of our other HVAC products increased as the result of an increase in the number of larger custom air handlers sold as the result of shipping units sold pursuant to several customer orders and engineering and construction services due to work completed on construction contracts.

Chemical Business

El Dorado and Cherokee produce all the chemical products described in the table above and Baytown produces only nitric acid products. The volume of tons sold and the sales prices for the Chemical Business increased 3% and 6%, respectively, compared with the same period of 2006.

•	Volume at El Dorado increased 3% and sales prices increased 8% directly related to strong agricultural product market demand relative to supply for nitrogen fertilizer;
•
Volume at Cherokee increased 15% primarily related to the same market-driven demand for nitrogen fertilizer. Additionally, there were low demand and production curtailments experienced throughout the first quarter of 2006 as the result of reduction in orders from several key customers due to the high cost of natural gas caused by the effects of Hurricane Katrina. Sales prices increased 2%.

•	Volume decreased 6% while sales prices increased 2% at Baytown. Volumes were higher in the first half of 2006 due to spot market sales opportunities.

Other - Net sales classified as “Other” consists of sales of industrial machinery and related components. The increase in net sales relates primarily to increased customer demand for our machine tool products.

Gross Profit

Gross profit by industry segment represents net sales less cost of sales. The following table contains certain information about our gross profit in different industry segments for the six months ended June 30,

2007	2006	Change	Percentage Change
(Dollars In Thousands)
Gross profit:
Climate Control	$42,628	$30,509	$12,119	39.7%
Chemical	22,242	12,899	9,343	72.4%
Other	1,839	1,566	273	17.4%
	$66,709	$44,974	$21,735	48.3%

Gross profit percentage (1):
Climate Control	29.2%	30.8%	(1.6)%
Chemical	14.5%	9.2%	5.3%
Other	35.5%	34.7%	0.8%
Total	21.9%	18.4%	3.5%

(1) As a percentage of net sales

The increase in gross profit in our Climate Control Business was a direct result of the increase in sales volume as discussed above. The decline in our gross profit percentage was primarily due to raw material costs increases being incurred ahead of customer price increases becoming effective as well as changes in product mix.

The increase in gross profit of our Chemical Business relates primarily to improved margins on agricultural products sold by El Dorado and Cherokee partially offset by the decrease in volume experienced at Baytown as discussed above. In addition, total Turnaround costs for El Dorado decreased approximately $0.9 million due primarily to the timing of when the Turnarounds were performed. The overall higher production volumes resulted in improved absorption of fixed costs and the decrease in Turnaround costs are the primary reasons for the increase in our gross profit percentage.

During the first six months of 2007 and 2006, we recorded the realization of losses on certain nitrate-based inventories of approximately $0.4 million and $0.8 million, respectively. Also during the first six months of 2006, we realized insurance recoveries of approximately $0.6 million relating to a business interruption claim. The above transactions contributed to an increase in gross profit for each respective period.

The increase in gross profit classified as “Other” (see discussion above) is due primarily to the increase in sales as discussed above.

Operating Income

Our chief operating decision makers use operating income by industry segment for purposes of making decisions which include resource allocations and performance evaluations. Operating income by industry segment represents gross profit by industry segment less selling, general and administrative expense (“SG&A”) incurred by each industry segment plus other income and other expense earned/incurred by each industry segment before general corporate expenses and other business operations, net. General corporate expenses and other business operations, net consist of unallocated portions of gross profit, SG&A, other income and other expense. The following table contains certain information about our operating income for the six months ended June 30,

2007	2006	Change
(In Thousands)
Operating income:
Climate Control	$18,125	$11,577	$6,548
Chemical	15,646	6,626	9,020
General corporate expense and other business operations, net	(5,095)	(3,776)	(1,319)
	$28,676	$14,427	$14,249

Operating Income - Climate Control: The net increase in operating income of our Climate Control Business resulted primarily from the net increase of gross profit of $12.1 million as discussed above. This increase in operating income was partially offset by increased personnel cost of $1.4 million as the result of increased number of personnel and group healthcare costs, increased shipping and handling costs of $1.2 million due to increased sales volume and rising fuel costs, and increased commissions and warranty expenses of $1.2 million and $0.6 million, respectively, due to increased sales volume and distribution/product mix.

Operating Income - Chemical: The net increase of our Chemical Business’ operating income primarily relates to the net increase in gross profit of $9.3 million as discussed above.

General Corporate Expense and Other Business Operations, Net: The net increase of $1.3 million in our general corporate expense and other business operations, net relates primarily to an increase of $0.7 million in personnel costs due, in part, to increased group health care costs and an increase of professional fees of $0.5 million primarily as the result of assistance received in our evaluation of our internal controls and procedures and related documentation for Sarbanes-Oxley requirements. In addition, during the first six months of 2006, we received a refund of $0.4 million relating to insurance brokerage fees which was partially offset by a litigation settlement of $0.3 million relating to an asserted financing fee.

Interest Expense - Interest expense was $4.6 million for the first six months of 2007 compared to $5.8 million for the same period of 2006, a decrease of $1.2 million. This decrease in interest expense relates primarily to the acquisition of the 10-3/4% Senior Unsecured Notes during 2006 and the conversions of the 2006 Debentures during 2006 and 2007.

Non-Operating Other Income, net - Our non-operating other income, net was $0.1 million for the six-month period ended June 30, 2007 compared to $0.5 million for 2006. The decrease of $0.4 million relates primarily to interest income earned in 2006 from investing a portion of the net proceeds from the 2006 Debentures in money market funds and interest received relating to an Arkansas use tax refund.

Provision For Income Taxes - Due to net operating loss (“NOL”) carryforwards, provisions for income taxes consist only of federal alternative minimum taxes and state income taxes for the six months ended June 30, 2007 and 2006.

Three months ended June 30, 2007 compared to Three months ended June 30, 2006

Net Sales

The following table contains certain information about our net sales in different industry segments for the three months ended June 30,

2007	2006	Change	Percentage Change
(Dollars In Thousands)
Net sales:
Climate Control:
Geothermal and water source heat pumps	$42,311	$32,043	$10,268	32.0%
Hydronic fan coils	21,555	13,541	8,014	59.2%
Other HVAC products	10,652	6,089	4,563	74.9%
Total Climate Control	74,518	51,673	22,845	44.2%

Chemical:
Agricultural products	37,015	31,935	5,080	15.9%
Industrial acids and other chemical products	22,766	28,085	(5,319)	(18.9)%
Mining products	19,641	18,147	1,494	8.2%
Total Chemical	79,422	78,167	1,255	1.6%

Other	2,816	2,551	265	10.4%

Total net sales	$156,756	$132,391	$24,365	18.4%

Climate Control Business

•
Net sales of our geothermal and water source heat pump products increased primarily as a result of product mix, an increase in sales to the OEM and export markets, and a series of customer selling price increases announced in 2006. The change in the mix of products sold and the increase in sales to the OEM and export markets contributed 23% to the overall increase in revenue. The price increases were instituted in response to rising raw material and component purchase prices. Due to the significant backlog of customer orders at the time the price increases were put into effect, the price increase did not have an immediate impact. The impact of price increases is estimated to be 9%.  We continue to maintain a market share leadership position based on data supplied by the Air-Conditioning and Refrigeration Institute;

•
Net sales of our hydronic fan coils increased primarily due to a 25% increase in the number of units sold due to an increase in large customer orders as well as a 29% increase in average unit sales prices as the result of product mix, lower discounting and higher selling prices driven by raw material cost increases;

•
Net sales of our other HVAC products increased as the result of an increase in the number of larger custom air handlers sold as the result of shipping units sold pursuant to several customer orders and engineering and construction services due to work completed on construction contracts.

Chemical Business

El Dorado and Cherokee produce all the chemical products described in the table above and Baytown produces only nitric acid products. The volume of tons sold decreased 7%, but the sale prices increased 9% compared with the same quarter of 2006.

•	Volume at El Dorado decreased 7% as the result of spot market sales opportunities in 2006 and sales prices increased 12% directly related to strong agricultural product market prices;
•
Volume at Cherokee increased 4% primarily related to the market-driven demand for nitrogen fertilizer. Sales prices increased 6% due primarily to the higher natural gas costs in the 2007 second quarter which are pass through costs under pricing arrangements with certain of our customers;

•
Volume at Baytown decreased 16% due to a planned turnaround in the second quarter of 2007 and due to spot market sales opportunities in 2006. Sales prices increased approximately 2% due primarily to a change in proportionate sales to various customers.

Other - Net sales classified as “Other” consists of sales of industrial machinery and related components. The increase in net sales relates primarily to increased customer demand for our machine tool products.

Gross Profit

Gross profit by industry segment represents net sales less cost of sales. The following table contains certain information about our gross profit in different industry segments for the three months ended June 30,

2007	2006	Change	Percentage Change
(Dollars In Thousands)
Gross profit:
Climate Control	$21,921	$15,702	$6,219	39.6%
Chemical	11,710	8,198	3,512	42.8%
Other	1,026	895	131	14.6%
	$34,657	$24,795	$9,862	39.8%

Gross profit percentage (1):
Climate Control	29.4%	30.4%	(1.0)%
Chemical	14.7%	10.5%	4.2%
Other	36.4%	35.1%	1.3%
Total	22.1%	18.7%	3.4%

(1) As a percentage of net sales

The increase in gross profit in our Climate Control Business was a direct result of the increase in sales volume as discussed above. The decline in our gross profit percentage was primarily due to raw material costs increases being incurred ahead of customer price increases becoming effective.

The increase in gross profit of our Chemical Business relates primarily to improved margins on agricultural products sold by El Dorado partially offset by Cherokee’s higher production costs and lower cost absorption due to unplanned maintenance downtime and fewer spot market sales opportunities at Baytown as discussed above. In addition, total Turnaround costs for El Dorado decreased approximately $0.9 million due primarily to the timing of when the Turnarounds were performed and a decrease of $0.6 million of precious metals expense, net of recoveries, due primarily to a larger recovery performed in the second quarter of 2007. The strong seasonal agricultural demand, the decrease in Turnaround costs, and the decrease in net precious metals expense are the primary reasons for the increase in our gross profit percentage.

The increase in gross profit classified as “Other” (see discussion above) is due primarily to the increase in sales as discussed above.

Operating Income

Our chief operating decision makers use operating income by industry segment for purposes of making decisions which include resource allocations and performance evaluations. Operating income by industry segment represents gross profit by industry segment less selling, general and administrative expense (“SG&A”) incurred by each industry segment plus other income and other expense earned/incurred by each industry segment before general corporate expenses and other business operations, net. General corporate expenses and other business operations, net consist of unallocated portions of gross profit, SG&A, other income and other expense. The following table contains certain information about our operating income for the three months ended June 30.

2007	2006	Change
(In Thousands)
Operating income:
Climate Control	$9,617	$6,004	$3,613
Chemical	7,936	4,817	3,119
General corporate expense and other business operations, net	(2,400)	(2,162)	(238)
	$15,153	$8,659	$6,494

Operating Income - Climate Control: The net increase in operating income of our Climate Control Business resulted primarily from the net increase of gross profit of $6.2 million as discussed above. This increase in operating income was partially offset by an increase in personnel costs of $0.6 million as the result of increased number of personnel and group healthcare costs and an increase of $0.5 million in warranty expenses and $0.4 million in commissions due to increased sales volume and distribution/product mix.

Operating Income - Chemical: The net increase of our Chemical Business’ operating income primarily relates to the net increase in gross profit of $3.5 million as discussed above.

General Corporate Expense and Other Business Operations, Net: The net increase of $0.2 million in our general corporate expense and other business operations, net relates primarily to an increase of professional fees of $0.4 million as previously discussed and an increase of $0.3 million in personnel costs due, in part, to salary awards in the second quarter of 2007. This increase was partially offset as the result of a litigation settlement of $0.3 million relating to an asserted financing fee in the second quarter of 2006.

Interest Expense - Interest expense was $2.0 million for the second quarter of 2007 compared to $2.9 million for the second quarter of 2006, a decrease of $0.9 million. This decrease in interest expense relates primarily to the conversion of the 2006 Debentures during 2006 and 2007, the change in fair value of interest rate cap contracts, and the acquisition of the 10-3/4% Senior Unsecured Notes during 2006.

Non-Operating Other Income, net - Our non-operating other income, net was $31,000 for the three-month period ended June 30, 2007 compared to $467,000 for 2006. The decrease of $436,000 relates primarily to interest income earned in 2006 from investing a portion of the net proceeds from the 2006 Debentures in money market funds and interest received relating to an Arkansas use tax refund.

Provision For Income Taxes - Due to net operating loss (“NOL”) carryforwards, provisions for income taxes consist only of federal alternative minimum taxes and state income taxes for the three months ended June 30, 2007 and 2006.

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

For 2007, net cash provided by continuing operating activities was $8.1 million, including net income plus depreciation and amortization and other adjustments partially offset by cash used by changes in assets and liabilities.

Accounts receivable increased $11.8 million including:

•
an increase of $10.6 million relating to the Climate Control Business due primarily to increased sales of the Climate Control products, primarily the hydronic fan coils as discussed above under “Results of Operations” and

•
a net increase of $0.5 million relating to the Chemical Business as the result of increased sales at Cherokee and El Dorado primarily as a result of seasonal higher sales due to the spring planting season offset, in part, by the reduction in sales at Baytown due to a planned turnaround as discussed above under “Results of Operations”.

Inventories increased $0.4 million including:

•
a net increase of $2.3 million relating to the Climate Control Business, primarily geothermal and water source heat pump products due primarily to increased production and increased levels of finished goods on hand as the result of the expansion of our facilities to meet customer demand partially offset by a decrease in large custom air handlers as the result of increased sales,

•	an increase of $0.6 million relating to our industrial machinery to meet customer demand partially offset by,
•	a decrease of $2.6 million relating to the Chemical Business primarily relating to the increased sales as the result of the spring planting season.

Other supplies and prepaid items increased $2.6 million primarily as a result of an increase of $4.0 million in precious metals due primarily to the increased cost of these metals and additional metals purchased and recovered net of the amount consumed in the manufacturing process and sold by the Chemical Business partially offset by the decrease of $1.8 million in prepaid insurance as the result of recognizing the related insurance expense for the six months of 2007.

Accounts payable decreased $5.6 million primarily due to a decrease of $5.0 million in the Chemical Business due, in part, to the payment of invoices relating to Baytown’s property taxes and a scheduled lease billing and invoices relating to maintenance performed at El Dorado.

Customer deposits decreased $0.6 million as the result of recognizing sales associated with those deposits.

The change in deferred rent expense of $4.0 million is due to the scheduled lease payments during the first six months of 2007 exceeding the rent expense recognized on a straight-line-basis.
The increase in other current and noncurrent liabilities of $2.4 million includes an increase in accrued property and income taxes of $0.8 million due primarily to the recognition of these expenses for the first six months of 2007, an increase in deferred revenue on extended warranty contracts of $0.5 million as the result of an increase in sales of Climate Control products and a net increase of $1.1 million due to other individually immaterial items.

Cash Flow from Continuing Investing Activities

Net cash used by continuing investing activities was $5.7 million for 2007 which included $8.1 million for capital expenditures of which $4.1 million and $4.0 million are for the benefit of our Climate Control and Chemical Businesses, respectively and the purchase of interest rate cap contracts for $0.6 million. These expenditures were partially offset by proceeds from restricted cash of $2.8 million which was primarily used to pay down debt.

Cash Flow from Continuing Financing Activities

Net cash provided by continuing financing activities was $26.1 million which primarily consisted of:

•	net proceeds of $57.0 million from the 2007 Debentures as discussed above under “Liquidity and Capital Resources”,
•	net proceeds of $2.4 million from other long-term debt primarily for working capital purposes,
•	proceeds of $0.9 million from the exercise of stock options, offset, in part, by
•	payments of $26.4 million on revolving debt facilities, net of proceeds, primarily from the use of proceeds from the 2007 Debentures,
•	payments of $5.8 million on other long-term debt and debt issuance costs, and
•	payments of $2.1 million on short-term financing and drafts payable, net of proceeds

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended, except for the following:

Cepolk Holding, Inc. (“CHI”), a subsidiary of the Company, is a limited partner and has a 50% equity interest in Cepolk Limited Partnership (“Partnership”) which is accounted for on the equity method. The Partnership owns an energy savings project located at the Ft. Polk Army base in Louisiana (“Project”). At June 30, 2007, our investment was $3.4 million. For the first six months of 2007, distributions received from this Partnership were $0.4 million and our equity in earnings was $0.4 million. As of June 30, 2007, the Partnership and general partner to the Partnership is indebted to a term lender (“Lender”) of the Project with a term extending to December 2010 (“Loan”). CHI has pledged its limited partnership interest in the Partnership to the Lender as part of the Lender’s collateral securing all obligations under the Loan. This guarantee and pledge is limited to CHI’s limited partnership interest and does not expose CHI or the Company to liability in excess of CHI’s limited partnership interest. No liability has been established for this pledge since it was entered into prior to adoption of FIN 45. CHI has no recourse provisions or available collateral that would enable CHI to recover its partnership interest should the Lender be required to perform under this pledge.

Aggregate Contractual Obligations

In the operation of our businesses, we enter into contracts, leases and borrowing arrangements. In connection with a series of agreements (the “Bayer Agreement”) with Bayer Corporation ("Bayer"), under which we are to supply nitric acid with a provision for pass through of production costs subject to certain performance obligations on our part, a subsidiary of ThermaClime entered into a 10 year lease in June 1999 that requires minimum future net lease rentals of approximately $17.1 million at June 30, 2007. The lease payments are includable costs in these agreements. These lease rentals are made monthly over the term of the agreements, typically with one annual payment representing a majority of the amount due for the year. A lease payment of approximately $8.1 million due in January 2008 has been considered in evaluating our liquidity.

As discussed in our Form 10-K, as amended, we had certain contractual obligations at December 31, 2006, with various maturity dates, related to the following:

•  long-term debt,
•  interest payments on long-term debt,
•  capital expenditures,
•  operating leases,
•  exchange-traded futures contracts,
•  purchase obligations and
•  other long-term liabilities.

As discussed above within this MD&A, the following occurred during the six months ended June 30, 2007:

• net proceeds of $57.0 million from the 2007 Debentures;
• net payments of $26.4 million on revolving debt facilities primarily from the use of the proceeds from the 2007 Debentures;
• conversion of $4.0 million of the 2006 Debentures into common stock; and
• capital expenditures of approximately $8.1 million relating to the Climate Control and Chemical Businesses.

As discussed above under “Stock Options Subject to Stockholders’ Approval”, in July 2007, our Board of Directors approved the redemption of all our outstanding Series 2 Preferred which redemption date is scheduled for August 27, 2007.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

General

Our results of operations and operating cash flows are impacted by changes in market interest rates and changes in market prices of copper, steel, anhydrous ammonia and natural gas.

Forward Sales Commitments Risk

Periodically, we enter into forward firm sales commitments for products to be delivered in future periods. As a result, we could be exposed to embedded losses should our product costs exceed the firm sales prices. At June 30, 2007, we had no embedded losses associated with sales commitments with firm sales prices.

Commodity Price Risk

Our Climate Control Business buys substantial quantities of copper and steel for use in manufacturing processes and our Chemical Business buys substantial quantities of anhydrous ammonia and natural gas as feedstocks generally at market prices. Periodically, our Climate Control Business enters into exchange-traded futures for copper and our Chemical Business enters into exchange-traded futures for natural gas, which contracts are generally accounted for on a mark-to-market basis in accordance with SFAS 133. At June 30, 2007, our purchase commitments under these contracts were for 850,000 pounds of copper through March 2008 at a weighted average cost of $3.25 per pound ($2,765,000) and a weighted average market value of $3.41 per pound ($2,898,000). In addition, our Chemical Business had purchase commitments under these contracts for 560,000 MMBtu of natural gas through March 2008 at a weighted average cost of $7.74 per MMBtu ($4,335,000) and a weighted average market value of $7.01 per MMBtu ($3,924,000).

Interest Rate Risk

Our interest rate risk exposure results from our debt portfolio which is impacted by short-term rates, primarily variable-rate borrowings from commercial banks, and long-term rates, primarily fixed-rate notes, some of which prohibit prepayment or require substantial prepayment penalties.

Reference is made to our Form 10-K, as amended, for an expanded analysis of expected maturities of long-term debt and its weighted average interest rates.

In 2005, we purchased two interest rate cap contracts for a cost of $590,000 to help minimize our interest rate risk exposure relating to the Working Capital Revolver Loan. These contracts set a maximum three-month LIBOR base rate of 4.59% on $30 million of debt and mature in March 2009. In April 2007, we purchased two interest rate cap contracts for a cost of $621,000 to help minimize our interest rate risk exposure associated with debt. These contracts set a maximum three-month LIBOR base rate of 5.35% on $50 million of debt and mature in April 2012. These contracts are free-standing derivatives and are accounted for on a mark-to-market basis in accordance with SFAS No.133. At June 30, 2007, the market value of these contracts was $1,313,000.

As of June 30, 2007, the estimated fair value of our variable rate and fixed rate debt exceeded the debt's carrying value by approximately $3.1 million ($6.0 million at December 31, 2006).

Item 4. Controls and Procedures

As noted on the cover of this Form 10-Q and discussed above under “Filing Requirements Pursuant to Sarbanes Oxley,” as of December 31, 2007, we will be an “accelerated filer.” Due to the definitions, certain areas contained within the disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), overlap with the definition of internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act).

Our disclosure controls and procedures are designed to ensure that information relating to us, including our consolidated subsidiaries, that is required to be disclosed in our periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is communicated timely to our management. We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2007 and have concluded that our disclosure controls and procedures are effective as of June 30, 2007. During the evaluations performed as of June 30 and prior periods, we have noted various significant deficiencies in our disclosure controls and procedures. In our efforts to comply with the provisions of “Sarbanes Oxley”, we have and will continue to actively remediate significant deficiencies noted in our evaluations.

There were no changes to our internal control over financial reporting during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

SPECIAL NOTE REGARDING
FORWARD-LOOKING STATEMENTS

Certain statements contained within this report may be deemed "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements in this report other than statements of historical fact are Forward-Looking Statements that are subject to known and unknown risks, uncertainties and other factors which could cause actual results and performance of the Company to differ materially from such statements. The words "believe", "expect", "anticipate", "intend", "will", and similar expressions identify Forward-Looking Statements. Forward-Looking Statements contained herein relate to, among other things,

•
the Climate Control’s focus on increasing the sales and operating margins of all products, developing and introducing new and energy efficient products, and increasing production to meet customer demand;

•	the Climate Control Business will continue to launch new products and product upgrades in an effort to maintain and improve our current market position and to establish presence in new markets;
•	shipping substantially all of our June 30, 2007 backlog within twelve months;
•
our Chemical Business continues to focus on growing our non-seasonal industrial customer base with an emphasis on customers accepting the risk inherent with raw material costs, while maintaining a strong presence in the seasonal agricultural sector;

•	our strategy in the Chemical Business is to maximize production efficiency of the facilities, thereby lowering the fixed cost of each ton produced;
•	the amount relating to committed expenditures;
•	the prospects for new product in the Climate Control Business are improving;
•	not paying cash dividends on our outstanding common stock in the foreseeable future;
•	the capital structure of our consolidated balance sheet will be improved;
•	sufficient liquidity to fund foreseeable growth and meet all current commitments;
•	ability to meet all required financial covenant tests for the remainder of 2007 under our loan agreements;
•	having adequate cash to satisfy our cash requirements as they become due in 2007;
•	our seasonal products in our Chemical Business;
•	since we will become an accelerated filer on December 31, 2007,we will incur additional costs to meet the requirements as an accelerated filer for the year ending December 31, 2007 and future periods;
•	capital expenditures and the amounts thereof including the amounts relating to the sulfuric acid plant;
•	the issuance of the permit modification during the third quarter of 2007;
•	the amount of Turnaround costs to be incurred during the third and fourth quarters of 2007;
•	the additional production capacity at the El Dorado’s sulfuric acid plant can be sold in our markets;
•	the plan to refinance the Senior Secured Loan before year-end 2007, at a lower interest rate and with fewer pledged assets securing the new loan;
•	continue to actively remediate significant deficiencies noted in our evaluations of disclosure controls and procedures;
•	the use of proceeds of our 2007 Debentures;
•	the improvement in our ratio of total interest bearing debt to stockholders’ equity will continue to be a primary management strategy; and
•	managing cash flow and liquidity very carefully.

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

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

There are no material legal proceedings or material developments in any such legal proceedings pending against us and/or our subsidiaries not reported in Item 3 of our Form 10-K, as amended, and in Item I of Part II of our Form 10-Q for the quarter ended March 31, 2007, except for the following material developments to such proceedings that occurred during the second quarter of 2007:

As previously discussed in this report, on July 12, 2007, we mailed, or had mailed, to all holders of record of our Series 2 Preferred a notice of redemption of all of the outstanding shares of Series 2 Preferred. The redemption date of the Series 2 Preferred is scheduled for August 27, 2007. The terms of the Series 2 Preferred require that for each share of Series 2 Preferred so redeemed, we will pay, in cash, a redemption price equal to $50.00 per share, plus $26.25 representing accrued and unpaid dividends thereon pro-rata to the date of redemption. There were 193,295 shares of Series 2 Preferred outstanding (net of treasury stock) as of the date that the notice of redemption was mailed. Pursuant to the terms of the Series 2 Preferred, the holders of the Series 2 Preferred may convert each share into 4.329 shares of our common stock, which right to convert terminates 10 days prior to the redemption date. If a holder of the Series 2 Preferred elects to convert his, her or its shares into our common stock pursuant to its terms, the Certificate of Designations for the Series 2 Preferred provides, and it is our position, that the holder that so converts will not be entitled to receive payment of any accrued and unpaid dividends on the shares so converted. The Jayhawk Group, our second largest stockholder and an affiliate of ours, has advised us that, if the Jayhawk Group converts its holdings of Series 2 Preferred, the Jayhawk Group may bring legal action against us for all accrued and unpaid dividends on the shares of Series 2 Preferred that it converts after receipt of the notice of redemption. As of the date of mailing of the notice of redemption, the Jayhawk Group was the beneficial owner of 155,012 shares of Series 2 Preferred.

We have received a letter dated May 23, 2007 from a law firm representing a stockholder of ours demanding that we investigate potential short-swing profit liability under Section 16(b) of the Exchange Act of the Jayhawk Group. The stockholder alleges that the surrender by the Jayhawk Group of 180,450 shares of our Series 2 Preferred in our issuer exchange tender offer was a sale which is subject to Section 16 and matchable against prior purchases of Series 2 Preferred by the Jayhawk Group. The Jayhawk Group has advised us that they do not believe that they are liable for short-swing profits under Section 16(b). The provisions of Section 16(b) provide that if we do not file a lawsuit against the Jayhawk Group in connection with these Section 16(b) allegations within 60 days from the date of the stockholder’s notice to us, then the stockholder may pursue a Section 16(b) short-swing profit claim on our behalf. We have engaged our outside corporate/securities counsel to investigate this matter, but as of the date of this report, we have not filed a Section 16(b) lawsuit against the Jayhawk Group. As a result, the stockholder may now be entitled to initiate such lawsuit on our behalf.

Cherokee Nitrogen Company (“CNC”), a subsidiary within our Chemical Business, has been sued for an undisclosed amount of monies based on a claim that CNC breached an agreement by overcharging the plaintiff, Nelson Brothers, LLC, (“Nelson”), for ammonium nitrate as a result of inflated prices for natural gas used to manufacture the ammonium nitrate. CNC has filed a third-party complaint against Dynegy and a subsidiary (“Dynegy”) asserting that Dynegy was the party responsible for fraudulently causing artificial natural gas prices to exist and seeking an undisclosed amount from Dynegy, including any amounts which may be recovered by Nelson. The suit is Nelson Brothers, LLC v. Cherokee Nitrogen Company v. Dynegy Marketing, and is pending in Alabama state court in Colbert County. Dynegy has filed a counterclaim against CNC for $600,000 allegedly owed on account as an offset to CNC’s claim for damages, which has been recorded by CNC. Nelson and CNC have agreed to enter into a settlement agreement to settle their portion of the lawsuit and, in connection with such settlement, CNC will pay Nelson 25% of any net amount of certain proceeds that may be received (after costs incurred) by CNC from Dynegy as a result of settlement or judgment in connection with the lawsuit. The settlement between CNC and Nelson is subject to the parties entering into a definitive settlement agreement.

Item 1A. Risk Factors

Reference is made to Item 1A of our Form 10-K, as amended, for our discussion concerning risk factors. The following are additional risk factors from those previously disclosed in our Form 10-K, as amended:

If, following the scheduled redemption of our outstanding Series 2 Preferred, we fail to maintain a majority of independent directors on our board of directors, we would no longer meet the continued listing criteria of the American Stock Exchange and our common stock could be delisted.

Our common stock is traded on the American Stock Exchange (“AMEX”) which requires that at least a majority of the directors on the board of directors of listed companies be independent, as defined by it rules. The holders of our Series 2 Preferred are entitled to elect two directors whenever dividends on the Series 2 Preferred are in arrears and unpaid in an amount equal to at least six quarterly dividends for periods during which at least 140,000 shares of the Series 2 Preferred are issued and outstanding. Two of our independent directors were elected by the holders of our Series 2 Preferred. We have issued a notice of redemption of our Series 2 Preferred, with a scheduled redemption date of August 27, 2007. Following such redemption, or if the number of outstanding shares of Series 2 Preferred is less than 140,000, the directors elected by the holders of the Series 2 Preferred will no longer serve on our board. If at such time we are unable, or otherwise fail, to appoint additional independent directors to our board or reduce the number of our non independent directors, our board would no longer have a majority of independent directors, and we would not meet the required continued listing standards of the AMEX. In such event, the AMEX could issue a warning letter or a deficiency letter or it could delist our common stock. We are currently having discussions with two individuals that would qualify as independent directors under the rules of the AMEX regarding becoming a member of our board of directors.

A substantial stockholder that we consider an “affiliate” has threatened to bring legal proceedings against us in connection with the scheduled redemption of our Series 2 Preferred.

The redemption of our outstanding shares of Series 2 Preferred is scheduled for August 27, 2007. The terms of our Series 2 Preferred require us to pay, in cash, a redemption price for each share redeemed of $50.00 per share (or $9.7 million in the aggregate), plus $26.25, representing accrued and unpaid dividends thereon pro-rata to the date of redemption. As of July 12, 2007, approximately $4.9 million of dividends were accrued and unpaid on the outstanding Series 2 Preferred. If a holder of the Series 2 Preferred elects to convert his, her or its shares into our common stock pursuant to the terms of the Series 2 Preferred, the Certificate of Designations for the Series 2 Preferred provides, and it is our position, that the holder that so converts will not be entitled to receive payment of any accrued and unpaid dividends on the shares so converted.

Kent C. McCarthy, an individual, Jayhawk Capital Management Company, LLC, a Delaware limited liability company, Jayhawk Investments Company, L.P., a Delaware limited partnership, and Jayhawk Institutional Partners, L.P., a Delaware limited partnership (collectively, the “Jayhawk Group”) is an affiliate and our second largest stockholder. As of July 12, 2007, the Jayhawk Group owned 155,012 shares of our Series 2 Preferred. The Jayhawk Group has advised us that, if the Jayhawk Group converts its holding of Series 2 Preferred in connection with the redemption of the Series 2 Preferred, the Jayhawk Group may bring legal proceedings against us for all accrued and unpaid dividends on the shares of Series 2 Preferred converted by the Jayhawk Group after receiving a notice of redemption. As of July 12, 2007, approximately $4.0 million of dividends were accrued and unpaid on the Series 2 Preferred held by the Jayhawk Group.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults upon Senior Securities

(b) Although dividends on our Series 2 Preferred are payable if and when declared by the Board of Directors, the terms of the Series 2 Preferred provide that dividends are cumulative. Except for nominal cash dividends paid during each quarter of 2006, our Board of Directors did not declare and we did not pay cash dividends on our outstanding Series 2 Preferred from June 1999 through December 2005. The amount of dividends in arrears on the outstanding Series 2 Preferred is $4.9 million as of June 30, 2007. As previously discussed under "Liquidity and Capital Resources" of the MD&A contained in this report, our Board of Directors has approved the redemption of all our outstanding Series 2 Preferred which redemption date is scheduled for August 27, 2007.

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

Pursuant to the terms of the Series 2 Preferred, a holder of the Series 2 Preferred may convert each share into 4.329 shares of our common stock, which right to convert terminates 10 days prior to the redemption date. If a holder of the Series 2 Preferred elects to convert his shares into our common stock, the Certificate of Designation for the Series 2 Preferred provides, and it is our position, that the holder that so converts will not be entitled to receive payment of any accrued and unpaid dividends on the shares so converted. Further, upon the number of outstanding shares of Series 2 Preferred being less than 140,000 or all accrued and unpaid dividends are paid or are no longer owing, then the two directors elected by the preferred stock holders shall no longer serve as directors of our company.

Except for nominal cash dividends paid during 2006, our Board of Directors did not declare and we did not pay the January 1 regular cash dividend on our Series B Preferred from 1999 through 2005. Dividends in arrears at June 30, 2007 related to the Series B Preferred was $1.8 million. As discussed under “Liquidity and Capital Resources” of the MD&A contained in this report, we intend to use a portion of the proceeds from the 2007 Debentures to pay these dividends in arrears.

In addition, dividends in arrears related to our Series D Preferred was $0.3 million as of June 30, 2007. As discussed under “Liquidity and Capital Resources” of the MD&A contained in this report, we intend to use a portion of the proceeds from the 2007 Debentures to pay these dividends in arrears.

Item 4. Submission of Matters to a Vote of Security Holders

At the Company’s 2007 Annual Meeting of Shareholders held on June 14, 2007 (the “Annual Meeting”), the following nominees to the Board of Directors were elected as directors of the Company:

Name	Number of Shares "For"	Number of Shares “Against” or "Withhold Authority"
Charles A. Burtch	16,604,493	2,786,777
Jack E. Golsen	16,091,965	3,299,305
Horace G. Rhodes	16,517,372	2,873,898

Messrs. Burtch, Golsen, and Rhodes had been serving on the Board of Directors at the time of the Annual Meeting and were reelected for a term of three years. The following are the directors whose terms of office continued after such Annual Meeting: Raymond B. Ackerman, Robert C. Brown M.D., Grant J. Donovan, N. Allen Ford, PH.D, Barry H. Golsen, David R. Goss, Bernard G. Ille, Donald W. Munson, Tony M. Shelby and John A. Shelley.

At the Annual Meeting, Ernst & Young, LLP, Independent Registered Public Accounting Firm, was appointed as independent auditors of the Company for 2007, as follows:

Number of Shares "For"	Number of Shares "Against"	Number of Abstentions and Broker Non- Votes
19,383,022	5,771	2,477

At the Annual Meeting, the non-qualified stock options granted to two employees of the Climate Control Business were approved as follows:

Number of Shares "For"	Number of Shares "Against"	Number of Abstentions and Broker Non- Votes
14,671,512	868,676	3,851,082

Item 5. Other Information

Not applicable

Item 6. Exhibits

(a)	Exhibits The Company has included the following exhibits in this report:

31.1	Certification of Jack E. Golsen, Chief Executive Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 302.

31.2	Certification of Tony M. Shelby, Chief Financial Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 302.

32.1	Certification of Jack E. Golsen, Chief Executive Officer, furnished pursuant to Sarbanes-Oxley Act of 2002, Section 906.

32.2	Certification of Tony M. Shelby, Chief Financial Officer, furnished pursuant to Sarbanes-Oxley Act of 2002, Section 906.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly authorized, to sign this report on its behalf on this 8th day of August 2007.

LSB INDUSTRIES, INC.

By: /s/ Tony M. Shelby
Tony M. Shelby Executive Vice President of Finance and Chief Financial Officer (Principal Financial Officer)

By: /s/ Jim D. Jones
Jim D. Jones Senior Vice President, Corporate Controller and Treasurer (Principal Accounting Officer)