Form 10-Q
period 2007-09-30
LSB INDUSTRIES INC
filed 2007-11-05
CIK 60714

LSB Industries, Inc.

Form 10-Q (9-30-2007)

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of shares outstanding of the Registrant's voting common stock, as of November 1, 2007 was 20,827,088 shares, excluding 3,448,518 shares held as treasury stock.

FORM 10-Q OF LSB INDUSTRIES, INC.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Information at September 30, 2007 is unaudited)

	September 30, 2007	December 31, 2006
	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$40,869	$2,255
Restricted cash	30	2,479
Accounts receivable, net	86,869	67,571
Inventories:
Finished goods	23,265	20,252
Work in process	3,136	3,205
Raw materials	20,995	21,992
Total inventories	47,396	45,449
Supplies, prepaid items and other:
Prepaid insurance	842	3,443
Precious metals	10,533	6,406
Supplies	3,810	3,424
Other	2,230	1,468
Total supplies, prepaid items and other	17,415	14,741
Deferred income taxes	9,700	-
Total current assets	202,279	132,495

Property, plant and equipment, net	78,696	76,404

Other assets:
Noncurrent restricted cash	-	1,202
Debt issuance and other debt-related costs, net	4,884	2,221
Investment in affiliate	3,398	3,314
Goodwill	1,724	1,724
Other, net	2,488	2,567
Total other assets	12,494	11,028
	$293,469	$219,927

(Continued on following page)

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(Information at September 30, 2007 is unaudited)

	September 30, 2007	December 31, 2006
	(In Thousands)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$40,587	$42,870
Short-term financing and drafts payable	133	2,986
Accrued and other liabilities	30,272	26,816
Current portion of long-term debt	2,703	11,579
Total current liabilities	73,695	84,251

Long-term debt	119,720	86,113

Noncurrent accrued and other liabilities:
Deferred income taxes	6,550	-
Other	6,576	5,929
	13,126	5,929
Contingencies (Note 13)

Stockholders' equity:
Series B 12% cumulative, convertible preferred stock, $100 par value; 20,000 shares issued and outstanding	2,000	2,000
Series 2 $3.25 convertible, exchangeable Class C preferred stock, $50 stated value; 517,402 shares issued in 2006	-	25,870
Series D 6% cumulative, convertible Class C preferred stock, no par value; 1,000,000 shares issued	1,000	1,000
Common stock, $.10 par value; 75,000,000 shares authorized, 24,063,106 shares issued (20,215,339 in 2006)	2,406	2,022
Capital in excess of par value	120,641	79,838
Accumulated other comprehensive loss	(483)	(701)
Accumulated deficit	(20,984)	(47,962)
	104,580	62,067
Less treasury stock at cost:
Series 2 Preferred, 18,300 shares in 2006	-	797
Common stock, 3,448,518 shares (3,447,754 in 2006)	17,652	17,636
Total stockholders' equity	86,928	43,634
	$293,469	$219,927

(See accompanying notes)

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
Nine and Three Months Ended September 30, 2007 and 2006
(As adjusted for 2006, see Note 2)

	Nine Months		Three Months
	2007	2006	2007	2006
	(In Thousands, Except Per Share Amounts)
Net sales	$451,754	$368,216	$147,613	$123,968
Cost of sales	349,873	299,179	112,441	99,905
Gross profit	101,881	69,037	35,172	24,063

Selling, general and administrative expense	55,821	46,756	18,827	17,034
Provisions for losses on accounts receivable	874	599	253	317
Other expense	853	706	335	15
Other income	(3,440)	(231)	(3,340)	(83)
Operating income	47,773	21,207	19,097	6,780

Interest expense	8,062	8,957	3,482	3,196
Non-operating other income, net	(605)	(565)	(532)	(68)
Income from continuing operations before provisions (benefits) for income taxes and equity in earnings of affiliate	40,316	12,815	16,147	3,652
Provisions (benefits) for income taxes	(1,017)	408	(1,549)	208
Equity in earnings of affiliate	(654)	(611)	(223)	(206)
Income from continuing operations	41,987	13,018	17,919	3,650

Net loss (income) from discontinued operations	(348)	244	(377)	113
Net income	42,335	12,774	18,296	3,537

Dividend requirements and stock dividends on preferred stock exchanged in March 2007	4,971	746	-	249
Other preferred stock dividends and dividend requirements	637	909	203	302
Net income applicable to common stock	$36,727	$11,119	$18,093	$2,986

Weighted average common shares:
Basic	19,150	13,839	20,220	13,979

Diluted	22,990	21,058	25,072	21,346

Income (loss) per common share:
Basic:
Income from continuing operations	$1.90	$.82	$.87	$.22
Net income (loss) from discontinued operations	.02	(.02)	.02	(.01)
Net income	$1.92	$.80	$.89	$.21

Diluted:
Income from continuing operations	$1.65	$.66	$.75	$.19
Net income (loss) from discontinued operations	.02	(.01)	.02	(.01)
Net income	$1.67	$.65	$.77	$.18

 (See accompanying notes)

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
Nine Months Ended September 30, 2007
(In Thousands)

	Common Stock Shares	Non- Redeemable Preferred Stock	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock- Preferred	Treasury Stock- Common	Total
Balance at December 31, 2006	20,215	$28,870	$2,022	$79,838	$(701)	$(47,962)	$(797)	$(17,636)	$43,634
Net income						42,335			42,335
Amortization of cash flow hedge					218				218
Total comprehensive income									42,553
Cumulative effect adjustment in accordance with FIN 48						(120)			(120)
Stock-based compensation				228					228
Conversion of debentures to common stock	565		57	3,681					3,738
Exercise of stock options	291		29	1,099				(16)	1,112
Dividends paid on preferred stock						(2,934)			(2,934)
Exchange of 305,807 shares of non-redeemable preferred stock for 2,262,965 shares of common stock	2,263	(15,290)	226	27,367		(12,303)			-
Conversion of 167,475 shares of non-redeemable preferred stock for 724,993 shares of common stock	725	(8,374)	72	8,301					(1)
Redemption of 25,820 shares of non-redeemable preferred stock		(1,291)							(1,291)
Cancellation of 18,300 shares of non-redeemable preferred stock (1)		(915)		118			797		-
Conversion of 98 shares of redeemable preferred stock to common stock	4			9					9
Balance at September 30, 2007	24,063	$3,000	$2,406	$120,641	$(483)	$(20,984)	$-	$(17,652)	$86,928

(1) These shares represent the shares of Series 2 Preferred previously held as treasury stock. As the result of the cancellation, no shares of Series 2 Preferred were issued and outstanding at September 30, 2007.

(See accompanying notes)

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
Nine Months Ended September 30, 2007 and 2006
(As adjusted for 2006, see Note 2)

	2007	2006
	(In Thousands)
Cash flows from continuing operating activities:
Net income	$42,335	$12,774
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Net loss (income) from discontinued operations	(348)	244
Deferred income taxes	(3,150)	-
Loss (gain) on sales and disposals of property and equipment	446	(10)
Depreciation of property, plant and equipment	9,201	8,428
Amortization	841	911
Stock-based compensation	228	-
Provisions for losses on accounts receivable	874	599
Realization of losses on inventory	(360)	(905)
Provision for impairment on long-lived assets	250	286
Provision for (realization and reversal of) losses on firm sales commitments	(328)	500
Equity in earnings of affiliate	(654)	(611)
Distributions received from affiliate	570	700
Change in fair value of interest rate caps	241	11
Other	(8)	-
Cash provided (used) by changes in assets and liabilities:
Accounts receivable	(20,656)	(25,858)
Inventories	(1,587)	(3,153)
Other supplies and prepaid items	(2,674)	(395)
Accounts payable	(3,849)	4,387
Customer deposits	(233)	1,894
Deferred rent expense	(2,423)	(550)
Other current and noncurrent liabilities	7,889	4,634
Net cash provided by continuing operating activities	26,605	3,886

Cash flows from continuing investing activities:
Capital expenditures	(10,300)	(8,036)
Proceeds from sales of property and equipment	192	120
Proceeds from (deposits of) restricted cash	3,651	(387)
Purchase of interest rate cap contracts	(621)	-
Other assets	(70)	(221)
Net cash used by continuing investing activities	(7,148)	(8,524)

(Continued on following page)

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)
Nine Months Ended September 30, 2007 and 2006
(As adjusted for 2006, see Note 2)

	2007	2006
	(In Thousands)
Cash flows from continuing financing activities:
Proceeds from revolving debt facilities	$381,835	$343,633
Payments on revolving debt facilities	(408,242)	(341,462)
Proceeds from 5.5% convertible debentures, net of fees	56,985	-
Proceeds from 7% convertible debentures, net of fees	-	16,876
Acquisition of 10-3/4% Senior Unsecured Notes	-	(13,300)
Proceeds from other long-term debt, net of fees	2,424	-
Payments on other long-term debt	(7,629)	(2,153)
Payments of debt issuance costs	(143)	(356)
Proceeds from short-term financing and drafts payable	56	610
Payments on short-term financing and drafts payable	(2,909)	(3,036)
Proceeds from exercise of stock options	1,112	131
Acquisition of non-redeemable preferred stock	(1,292)	(95)
Dividends paid on preferred stock	(2,934)	(204)
Net cash provided by continuing financing activities	19,263	644

Cash flows of discontinued operations:
Operating cash flows	(106)	(179)
Net increase (decrease) in cash and cash equivalents	38,614	(4,173)

Cash and cash equivalents at beginning of period	2,255	4,653
Cash and cash equivalents at end of period	$40,869	$480

Supplemental cash flow information:

Noncash investing and financing activities:

Debt issuance costs	$3,026	$1,124
Accounts payable and other long-term debt associated with purchases of property, plant and equipment	$2,203	$19
Debt issuance costs associated with 7% convertible debentures converted to common stock	$266	$275
7% convertible debentures converted to common stock	$4,000	$3,750
Series 2 preferred stock converted to common stock of which $12,303,000 was charged to accumulated deficit	$27,593	$-

(See accompanying notes)

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Basis of Presentation  The accompanying condensed consolidated financial statements include the accounts of LSB Industries, Inc. (the "Company", “LSB”, "We", "Us", or "Our") and its subsidiaries. We are a manufacturing, marketing and engineering company which is primarily engaged, through our wholly-owned subsidiary ThermaClime, Inc. (“ThermaClime”) and its subsidiaries, in the manufacture and sale of geothermal and water source heat pumps and air handling products (the "Climate Control Business") and the manufacture and sale of chemical products (the "Chemical Business"). The Company and ThermaClime are holding companies with no significant assets or operations other than cash and cash equivalents and our investments in our subsidiaries. Entities that are 20% to 50% owned and for which we have significant influence are accounted for on the equity method. All material intercompany accounts and transactions have been eliminated.

In the opinion of management, the unaudited condensed consolidated financial statements of the Company as of September 30, 2007 and for the nine and three month periods ended September 30, 2007 and 2006 include all adjustments and accruals, consisting only of normal, recurring accrual adjustments which are necessary for a fair presentation of the results for the interim periods except for the cumulative effect adjustment as discussed in Note 19-Income Taxes. These interim results are not necessarily indicative of results for a full year due, in part, to the seasonality of our sales of agricultural products, the accounting for major plant maintenance costs as discussed in Note 2 and the changes in accounting estimates as discussed in Note 3. Our selling seasons for agricultural products are primarily during the spring and fall planting seasons, which typically extend from March through June and from September through November.

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

Note 2: Change in Accounting for Plant Turnaround Costs and Classification Changes  As previously disclosed in our Form 10-Q for the quarter ended March 31, 2007 and in our Form 10-K, as amended by our Form 10-K/A, Amendment No. 1, the Financial Accounting Standards Board (“FASB”) completed a project, in September 2006,  to clarify guidance on the accounting for planned major maintenance activities (“Turnarounds”). The FASB issued FASB Staff Position No. AUG AIR-1 (“FSP”) which eliminated the accrue-in-advance method of accounting for Turnarounds which was the method we were using. In addition, the adoption of the provisions in the FSP is to be considered a change in accounting principle with retrospective application as described in SFAS 154-Accounting Changes and Error Corrections (“SFAS 154”), if practical. The FSP became effective for us on January 1, 2007. There were three acceptable accounting methods for Turnarounds that we could adopt of which we adopted the direct expensing method which requires us to expense Turnaround costs as they are incurred.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 2: Change in Accounting for Plant Turnaround Costs and Classification Changes (continued)

For the nine months ended September 30, 2007 and 2006, Turnaround costs for the Chemical Business totaled $870,000 and $1,788,000 respectively. Based on our current plan for Turnarounds to be performed during the remainder of 2007, we estimate that we will incur Turnaround costs of approximately $2.4 million during the fourth quarter of 2007.  However, it is possible that these Turnarounds could be performed during a different quarter and/or the actual costs could be significantly different than our estimates.

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

The following condensed consolidated financial statement line items and income per common share were affected by the change in accounting for Turnarounds. The effect by the classification changes for extended warranty contracts and warranty expense are also included but they did not impact operating income, net income, or income per common share:

Condensed Consolidated Statement of Income for the Nine Months Ended September 30, 2006
(in thousands):

As Originally Reported	As Adjusted	Effect of Changes
Net sales	$367,864	$368,216	$352

Cost of sales	$299,787	$299,179	$(608)

Gross profit	$68,077	$69,037	$960

Selling, general and administrative expense	$46,028	$46,756	$728

Operating income	$20,975	$21,207	$232

Income from continuing operations before provision for income taxes and equity in earnings of affiliate	$12,583	$12,815	$232

Income from continuing operations	$12,786	$13,018	$232

Net income	$12,542	$12,774	$232

Net income applicable to common stock	$10,887	$11,119	$232

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 2: Change in Accounting for Plant Turnaround Costs and Classification Changes (continued)

Condensed Consolidated Statement of Income for the Three Months Ended September 30, 2006
(in thousands):

As Originally Reported	As Adjusted	Effect of Changes
Net sales	$123,847	$123,968	$121

Cost of sales	$100,280	$99,905	$(375)

Gross profit	$23,567	$24,063	$496

Selling, general and administrative expense	$16,735	$17,034	$299

Operating income	$6,583	$6,780	$197

Income from continuing operations before provision for income taxes and equity in earnings of affiliate	$3,455	$3,652	$197

Income from continuing operations	$3,453	$3,650	$197

Net income	$3,340	$3,537	$197

Net income applicable to common stock	$2,789	$2,986	$197

Income Per Common Share for the Nine Months Ended September 30, 2006:

As Originally Reported	As Adjusted	Effect of Change
Income per common share:
Basic	$.79	$.80	$.01

Diluted	$.64	$.65	$.01

Income Per Common Share for the Three Months Ended September 30, 2006:

As Originally Reported	As Adjusted	Effect of Change
Income per common share:
Basic	$.20	$.21	$.01

Diluted	$.17	$.18	$.01

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 2: Change in Accounting for Plant Turnaround Costs and Classification Changes (continued)

Condensed Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2006
(in thousands):

As Originally Reported	As Adjusted	Effect of Change
Net income	$12,542	$12,774	$232

Cash provided by change in other current and noncurrent liabilities	$4,866	$4,634	$(232)

Net cash provided by continuing operations activities	$3,886	$3,886	$-

Note 3:  Changes in Accounting Estimates  During the third quarter of 2007, we had the following changes in accounting estimates:

•	the recognition of a benefit of $3,150,000 relating to deferred income taxes included in benefits for income taxes as discussed in Note 19 – Income Taxes and
•	the recognition of a provision of $735,000 relating to additional alternative minimum tax (“AMT”) included in benefits for income taxes as also discussed in Note 19.

The net effect of these changes in accounting estimates increased income from continuing operations by $2,415,000 and net income by $2,415,000 for the nine and three months ended September 30, 2007. In addition, these changes in accounting estimates increased basic and diluted net income per share by $.13 and $.11, respectively, for the nine months ended September 30, 2007 and $.12 and $.10, respectively, for the three months ended September 30, 2007.

Note 4: Cash and Cash Equivalents  Short-term investments, which consist of highly liquid investments with average original maturities of three months or less, are considered cash equivalents. We primarily utilize a cash management system with a series of separate accounts consisting of several “zero-balance” disbursement accounts for funding of payroll and accounts payable. As a result of our cash management system, checks issued, but not presented to the banks for payment, may create negative book cash balances. These negative book cash balances are included in current portion of long-term debt since these accounts are funded primarily by our Working Capital Revolver Loan. Outstanding checks in excess of related book cash balances were $5,849,000 at December 31, 2006 (none at September 30, 2007).

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5: Accounts Receivable

September 30, 2007	December 31, 2006
(In Thousands)
Trade receivables	$88,217	$68,165
Other	1,289	1,675
	89,506	69,840
Allowance for doubtful accounts	(2,637)	(2,269)
	$86,869	$67,571

Note 6: Inventories  Inventories are priced at the lower of cost or market, with cost being determined using the first-in, first-out (“FIFO”) basis. Finished goods and work-in-process inventories include material, labor, and manufacturing overhead costs. At September 30, 2007 and December 31, 2006, inventory reserves for certain slow-moving inventory items (primarily Climate Control products) were $549,000 and $829,000, respectively. In addition, inventory reserves for certain nitrogen-based inventories provided by our Chemical Business were $19,000 and $426,000, at September 30, 2007 and December 31, 2006, respectively, because cost exceeded the net realizable value.

Changes in our inventory reserves are as follows:

Nine Months Ended September 30,	Three Months Ended September 30,
2007	2006	2007	2006
(In Thousands)
Balance at beginning of period	$1,255	$2,423	$847	$1,556
Deduct: Realization of losses	(360)	(905)	(15)	(366)
Deduct: Write-offs/disposals	(327)	(328)	(264)	-
Balance at end of period	$568	$1,190	$568	$1,190

The realization of losses is a reduction to cost of sales in the accompanying condensed consolidated statements of income.

Note 7: Precious Metals  Precious metals are used as a catalyst in the Chemical Business manufacturing process. Precious metals are carried at cost, with cost being determined using the FIFO basis. Because some of the catalyst consumed in the production process cannot be readily recovered and the amount and timing of recoveries are not predictable, we follow the practice of expensing precious metals as they are consumed. For nine months ended September 30, 2007 and 2006, the amounts expensed for precious metals were approximately $4,779,000 and $3,729,000, respectively. For the three months ended September 30, 2007 and 2006, the amounts expensed were approximately $1,665,000and $1,173,000, respectively. These precious metals expenses are included in cost of sales in the accompanying condensed consolidated statements of income. Occasionally, during major maintenance and/or capital projects, we may be able to perform procedures to recover precious metals (previously expensed) which have accumulated over time within the manufacturing equipment. For the nine months ended September 30, 2007

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 7: Precious Metals (continued)

and 2006, we recognized recoveries of precious metals at historical FIFO costs of approximately $1,233,000 and $2,082,000, respectively. For the three months ended September 30, 2006, we recognized recoveries of precious metals at historical FIFO costs of approximately $1,077,000. (none in the third quarter of 2007), respectively. When we accumulate precious metals in excess of our production requirements, we may sell a portion of the excess metals. We recognized gains of $1,876,000 and $1,387,000 for the nine and three months ended September 30, 2007 (none in 2006) from the sale of excess precious metals. These recoveries and gains are reductions to cost of sales.

Note 8: Debt Issuance and Other Debt-Related Costs, net  During the nine months ended September 30, 2007, we incurred debt issuance costs of $3,169,000 relating primarily to the 5.5% Convertible Senior Subordinated Debentures due 2012 (the “2007 Debentures”). In addition, the remaining portion of the 7% Convertible Senior Subordinated Debentures due 2011 (the “2006 Debentures”) was converted into our common stock as discussed in Note 12 - Long-Term Debt. As a result of the conversions, approximately $266,000 of the remaining debt issuance costs, net of amortization, associated with the 2006 Debentures were charged against capital in excess of par value during the nine months ended September 30, 2007. Also see discussion in Note 17 - Derivatives, Hedges and Financial Instruments concerning our interest rate cap contracts. Also see Note 23 - Subsequent Event for a discussion concerning certain debt-related costs associated with a loan to be repaid.

Note 9: Investment in Affiliate  Cepolk Holding, Inc. (“CHI”), a subsidiary of the Company, is a limited partner and has a 50% equity interest in Cepolk Limited Partnership (“Partnership”) which is accounted for on the equity method. The Partnership owns an energy savings project located at the Ft. Polk Army base in Louisiana (“Project”). As of September 30, 2007, the Partnership and general partner to the Partnership is indebted to a term lender (“Term Lender”) of the Project. CHI has pledged its limited partnership interest in the Partnership to the Term Lender as part of the Term Lender’s collateral securing all obligations under the loan. This guarantee and pledge is limited to CHI’s limited partnership interest and does not expose CHI or the Company to a liability in excess of CHI’s limited partnership interest. No liability has been established for this pledge since it was entered into prior to adoption of FASB Interpretation No. 45 (“FIN 45”). CHI has no recourse provisions or available collateral that would enable CHI to recover its partnership interest should the Term Lender be required to perform under this pledge.

Note 10: Product Warranty  Our Climate Control Business sells equipment that has an expected life, under normal circumstances and use that extends over several years. As such, we provide warranties after equipment shipment/start-up covering defects in materials and workmanship.

Generally, the base warranty coverage for most of the manufactured equipment in the Climate Control Business is limited to eighteen months from the date of shipment or twelve months from the date of start-up, whichever is shorter, and to ninety days for spare parts. The warranty provides that most equipment is required to be returned to the factory or an authorized representative and the warranty is limited to the repair and replacement of the defective product, with a maximum warranty of the refund of the purchase price. Furthermore, companies within the Climate Control Business generally disclaim and exclude warranties related to merchantability or fitness for any particular purpose and disclaim and exclude any liability for

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 10: Product Warranty (continued)

consequential or incidental damages. In some cases, the customer may purchase or a specific product may be sold with an extended warranty. The above discussion is generally applicable to such extended warranties, but variations do occur depending upon specific contractual obligations, certain system components, and local laws.
Our accounting policy and methodology for warranty arrangements is to periodically measure and recognize the expense and liability for such warranty obligations using a percentage of net sales, based upon our historical warranty costs. It is possible that future warranty costs could exceed our estimates.

Changes in our product warranty obligation are as follows:

Nine Months Ended September 30,	Three Months Ended September 30,
2007	2006	2007	2006
(In Thousands)
Balance at beginning of period	$1,251	$861	$1,521	$980
Add: Charged to expenses	2,097	1,362	762	656
Deduct: Expenses incurred	(1,838)	(1,005)	(773)	(418)
Balance at end of period	$1,510	$1,218	$1,510	$1,218

Note 11: Accrued and Other Liabilities

September 30, 2007	December 31, 2006
(In Thousands)
Deferred income taxes	$6,550	$-
Accrued payroll and benefits	6,452	4,170
Accrued property and income taxes	3,152	1,217
Deferred revenue on extended warranty contracts	3,233	2,426
Accrued commissions	2,809	2,565
Deferred rent expense	2,808	5,231
Customer deposits	2,705	2,938
Accrued insurance	2,385	1,646
Accrued contractual manufacturing obligations	1,946	1,801
Accrued death benefits	1,897	1,446
Accrued precious metals costs	1,659	1,068
Accrued warranty costs	1,510	1,251
Accrued interest	1,059	422
Accrued environmental remediation costs	525	1,432
Other	4,708	5,132
	43,398	32,745
Less noncurrent portion	13,126	5,929
Current portion of accrued and other liabilities	$30,272	$26,816

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 12: Long-Term Debt

September 30, 2007	December 31, 2006
(In Thousands)
Senior Secured Loan due 2009 (A)	$50,000	$50,000
Working Capital Revolver Loan due 2009 - ThermaClime (B)	-	26,048
7% Convertible Senior Subordinated Notes due 2011 (C)	-	4,000
5.5% Convertible Senior Subordinated Notes due 2012 (D)	60,000	-
Other, with interest at rates of 4.25% to 9.36% most of which is secured by machinery, equipment and real estate	12,423	17,644
	122,423	97,692
Less current portion of long-term debt	2,703	11,579
Long-term debt due after one year	$119,720	$86,113

(A)
ThermaClime and certain of its subsidiaries (the “Borrowers”) are parties of a $50 million term loan (“Senior Secured Loan”) with a certain lender (the “Lender”). The Senior Secured Loan is to be repaid as follows:

•	quarterly interest payments which began September 30, 2004;
•	quarterly principal payments of $312,500 which began October 1, 2007;
•	a final payment of the remaining outstanding principal of $47.5 million and accrued interest on September 16, 2009.

The Senior Secured Loan accrues interest at a defined LIBOR rate plus a defined LIBOR margin or, at the election of the Borrowers, an alternative defined base rate plus a defined base rate margin with the annual interest rate not to exceed 11% or 11.5% depending on the leverage ratio. At September 30, 2007, the effective interest rate was 11%. See Note 23 - Subsequent Event for discussion of the negotiated new $50 million term loan (“Replacement Term Loan”) of which, the proceeds are to repay the Senior Secured Loan.
The Borrowers are subject to numerous covenants under the Senior Secured Loan agreement including, but not limited to, limitation on the incurrence of certain additional indebtedness and liens, limitations on mergers, acquisitions, dissolution and sale of assets, and limitations on declaration of dividends and distributions to us, all with certain exceptions. The Borrowers are also subject to a minimum fixed charge coverage ratio, measured quarterly on a trailing twelve-month basis. The Borrowers’ fixed charge coverage ratio exceeded the required minimum ratio for the twelve-month period ended September 30, 2007.

The maturity date of the Senior Secured Loan can be accelerated by the Lender upon the occurrence of a continuing event of default, as defined.

Under the terms of the Senior Secured Loan agreement, the prepayment fee of 1% was eliminated as of September 15, 2007.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 12: Long-Term Debt (continued)

The Senior Secured Loan is secured by a first lien on

•	certain real property and equipment located at the El Dorado, Arkansas facility (“El Dorado Facility”),
•	certain real property and equipment located at the Cherokee, Alabama facility (“Cherokee Facility”),
•	certain equipment of the Climate Control Business, and
•	the equity stock of certain of ThermaClime’s subsidiaries.

The Senior Secured Loan is also secured by a second lien on the assets upon which ThermaClime’s revolving credit facility lender has a first lien. The carrying value of the pledged assets is approximately $228 million at September 30, 2007. The Senior Secured Loan is guaranteed by the Company and is also secured with the stock of ThermaClime.

(B)
ThermaClime and its subsidiaries ("the Borrowers") are parties of a $50 million revolving credit facility (the "Working Capital Revolver Loan") that provides for advances based on specified percentages of eligible accounts receivable and inventories for ThermaClime, and its subsidiaries.  The Working Capital Revolver Loan, as amended, matures in April 2009. The Working Capital Revolver Loan accrues interest at a base rate (generally equivalent to the prime rate) plus .75% or LIBOR plus 2%. The interest rate at September 30, 2007 was 6.59% considering the impact of the interest rate cap contracts which set a maximum three-month LIBOR base rate of 4.59% on $30 million and mature on June 30, 2009. Interest is paid monthly. The facility provides for up to $8.5 million of letters of credit. All letters of credit outstanding reduce availability under the facility. As a result of using a portion of the proceeds from the 2007 Debentures to pay down the Working Capital Revolver Loan, amounts available for additional borrowing under the Working Capital Revolver Loan at September 30, 2007 were $49 million. Under the Working Capital Revolver Loan, as amended, the lender also requires the borrowers to pay a letter of credit fee equal to 1% per annum of the undrawn amount of all outstanding letters of credit, an unused line fee equal to .5% per annum for the excess amount available under the facility not drawn and various other audit, appraisal and valuation charges. As discussed in Note 23 – Subsequent Event, the lenders to the Working Capital Revolver Loan agreed to modify certain conditions to the agreement in connection with the negotiated Replacement Term Loan.

The lender may, upon an event of default, as defined, terminate the Working Capital Revolver Loan and make the balance outstanding due and payable in full. The Working Capital Revolver Loan is secured by receivables, inventories and intangibles of all the ThermaClime entities other than DSN Corporation and El Dorado Nitric Company and its subsidiaries ("EDNC") and a second lien on certain real property and equipment. EDNC is neither a borrower nor guarantor of the Working Capital Revolver Loan. The carrying value of the pledged assets is approximately $213 million at September 30, 2007.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 12: Long-Term Debt (continued)

A prepayment premium equal to 1% of the facility is due to the lender should the borrowers elect to prepay the facility prior to April 13, 2008 and is eliminated thereafter.

The Working Capital Revolver Loan, as amended, requires ThermaClime and its Climate Control Business to meet certain financial covenants measured quarterly. ThermaClime and its Climate Control Business were in compliance with those covenants for the quarter ended September 30, 2007. The Working Capital Revolver Loan also contains covenants that, among other things, limit the Borrowers' (which does not include the Company) ability to:

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

(C)
On March 14, 2006, we completed a private placement to six qualified institutional buyers (“QIBs”) pursuant to which we sold $18 million aggregate principal amount of the 2006 Debentures. We used a placement agent for this transaction which we paid a fee of 6% of the aggregate gross proceeds received in the financing. Other offering expenses in connection with the transaction were $.4 million. As a result, the total debt issuance costs related to this transaction were $1.5 million.

During September through December 2006, $14 million of the 2006 Debentures were converted into 1,977,499 shares of our common stock at the conversion price of $7.08 per share. During the first four months of 2007, the remaining $4 million of the 2006 Debentures (which includes $1 million that was held by Jayhawk Capital Management and other Jayhawk entities, through their manager, Kent McCarthy (the “Jayhawk Group”), were converted into 564,790 shares of our common stock at the average conversion price of $7.082 per share.

(D)
On June 28, 2007, we entered into a purchase agreement with each of twenty two QIBs, pursuant to which we sold $60 million aggregate principal amount of the 2007 Debentures in a private placement to the QIBs pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Act”), afforded by Section 4(2) of the Act and Regulation D promulgated under the Act. The 2007 Debentures are eligible for resale by the investors under Rule144A under the Act. We received net proceeds of approximately $57 million, after discounts and commissions. In connection with

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 12: Long-Term Debt (continued)

the closing, we entered into an indenture (the “Indenture”) with UMB Bank, as trustee (the  “Trustee”), governing the 2007 Debentures.  The Trustee receives customary compensation from us for such services.

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

If a designated event (as defined in the Indenture) occurs prior to maturity, holders of the 2007 Debentures may require us to repurchase all or a portion of their 2007 Debentures for cash at a repurchase price equal to 101% of the principal amount of the 2007 Debentures plus any accrued and unpaid interest, as set forth in the Indenture. If a fundamental change (as defined in the Indenture) occurs on or prior to June 30, 2010, under certain circumstances, we will pay, in addition to the repurchase price, a make-whole premium on the 2007 Debentures converted in connection with, or tendered for repurchase upon, the fundamental change. The make-whole premium will be payable in our common stock or the same form of consideration into which our common stock has been exchanged or converted in the fundamental change. The amount of the make-whole premium, if any, will be based on our stock price on the effective date of the fundamental change. No make-whole premium will be paid if our stock price in connection with the fundamental change is less than or equal to $23.00 per share.

At maturity, we may elect, subject to certain conditions as set forth in the Indenture, to pay up to 50% of the principal amount of the outstanding 2007 Debentures, plus all accrued and unpaid interest thereon to, but excluding, the maturity date, in shares of our common stock

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 12: Long-Term Debt (continued)

(valued at 95% of the weighted average of the closing sale prices of the common stock for the 20 consecutive trading days ending on the fifth trading day prior to the maturity date), if the common stock is then listed on an eligible market, the shares used to pay the 2007 Debentures and any interest thereon are freely tradable, and certain required opinions of counsel are received.

We have currently invested a portion of the net proceeds in money market investments and have used a portion of the net proceeds to redeem our outstanding shares of $3.25 Convertible Exchangeable Class C Preferred Stock, Series 2 (“Series 2 Preferred”); to repay certain outstanding mortgages and equipment loans; to pay accrued and unpaid dividends on our outstanding shares of Series B 12% Cumulative Convertible Preferred Stock (“Series B Preferred”) and Series D 6% Cumulative Convertible Class C Preferred Stock (“Series D Preferred”) all of which were owned by an affiliate; and the balance to initially reduce the outstanding borrowings under the Working Capital Revolver Loan. See Note 22 -Related Party Transactions for a discussion of amounts paid to affiliates and former affiliates in connection with the redemption and the dividends. In addition, we intend to use the remaining portion of the net proceeds for certain discretionary capital expenditures, repay higher interest-bearing debt and general working capital purposes.

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

In conjunction with the 2007 Debentures, we entered into a Registration Rights Agreement (the “5.5% Registration Rights Agreement”) with the QIBs.  The term of the 5.5% Registration Rights Agreement ends on the earlier of the date that all registrable securities, as defined in the agreement, have ceased to be registrable securities and July 1, 2010.

We are required to use commercially reasonable efforts to cause the registration statement (“5.5% Registration Statement”) covering the 2007 Debentures to be declared effective by the SEC as promptly as is practicable, but in any event, no later than November 26, 2007.  If the 5.5% Registration Statement is not declared effective by this date, the following liquidated damages, shall accrue for each day thereafter until the 5.5% Registration Statement is declared effective:

•
0.25% – Damages shall accrue at an annual percentage rate equal to 0.25% of the aggregate principal amount of each debenture, from the first day of the accrual period up to and including the 90th day (approximately $411 per day or a total of $36,900 at the end of 90 days); and

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 12: Long-Term Debt (continued)

•
0.5% – Damages shall accrue at an annual percentage rate equal to 0.5% of the aggregate principal amount of each debenture, from and after the 91st day of the accrual period (approximately $822 per day), until the 5.5% Registration Statement is declared effective.  The terms of the 5.5% Registration Rights Agreement provide no limitation to the maximum amount of liquidation damages. The terms of the 5.5% Registration Rights Agreement do not require us to issue shares of our equity securities relating to liquidated damages.

Liquidated damages are payable with respect to debentures that are outstanding as of the beginning of a liquidated damages accrual period.  If a debenture has been converted into common stock prior to the beginning of a liquidated damages accrual period, no liquidated damages are payable with respect to the common stock issued upon such conversion.

In addition, we are obligated to update the 5.5% Registration Statement by filing a post-effective amendment.  The filing of a post-effective amendment is required upon the filing of a Form 10-K or upon a “fundamental change” in the information described in the 5.5% Registration Statement.  Pursuant to the terms of the 5.5% Registration Rights Agreement, the deadline for filing a post-effective amendment is determined by the event that triggers the obligation to file the post-effective amendment, as follows:

•	within 10 business days after filing a Form 10-K with the SEC;
•	within 10 business days after filing such report or reports disclosing a fundamental change to the SEC.

We are required to use commercially reasonable efforts to cause the post-effective amendment to be declared effective as promptly as is practicable, but in any event, no later than 60 days (90 days if the post-effective amendment is reviewed by the SEC) after such post-effective amendment is required to be filed.  If, in spite of our commercially reasonable efforts, a post-effective amendment is not declared effective within the number of days required, the liquidated damages will accrue under the 5.5% Rights Agreement as described above, beginning on the first day after the post-effective amendment is required to be effective.  However, we are permitted to suspend the availability of the 5.5% Registration Statement or prospectus for purposes of updating the information therein (a “Deferral Period”) without incurring or accruing any liquidated damages, unless the Deferral Period exceeds (a) 30 days in any 90 day period, or (b) 90 days in any 12 month period, in which case, beginning on the first day following the last permissible day of the Deferral Period, liquidated damages at the rates of 0.25% and 0.5% shall apply, as described above, until the termination of the Deferral Period.

Because we currently estimate that we will not incur any liquidated damages relating to the 5.5% Registration Rights Agreement, no liability has been established as of September 30, 2007.  We have filed the 5.5% Registration Statement, but as of the date of this report, it has not been declared effective by the SEC.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 13: Contingencies  We accrue for contingent losses when such losses are probable and reasonably estimable. In addition, we recognize contingent gains when such gains are realizable.

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

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 13: Contingencies (continued)

In order to directly discharge its wastewater from the El Dorado Facility into the creek and to meet the June 2007 permit limits, the El Dorado Facility has conducted a study of the adjacent stream to determine whether a permit modification is appropriate. On September 22, 2006, the

Arkansas Pollution Control and Ecology Commission approved the results of the study that showed that the proposed permit modification is appropriate. A public hearing was held on the matter on November 13, 2006 with minimal opposition.

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

In addition, the El Dorado Facility has entered into a consent administrative order (“CAO”) that recognizes the presence of nitrate contamination in the shallow groundwater at the El Dorado Facility. A new CAO to address the shallow groundwater contamination became effective on November 16, 2006 and requires the evaluation of the current conditions and remediation based upon a risk assessment. The CAO requires the El Dorado Facility to continue semi-annual groundwater monitoring, to continue operation of a groundwater recovery system and to submit a human health and ecological risk assessment to the ADEQ. The final remedy for shallow groundwater contamination, should any remediation be required, will be selected pursuant to the new CAO and based upon the risk assessment. As an interim measure, the El Dorado Facility has installed two recovery wells to recycle groundwater and to recover nitrates. The cost of any additional remediation that may be required will be determined based on the results of the investigation and risk assessment and cannot currently be reasonably estimated. Therefore, no liability has been established at September 30, 2007.

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

In December 2006, the El Dorado Facility entered into a new CAO  (“2006 CAO”) with the ADEQ to resolve a problem with ammonia emissions from the East and West Nitric Acid Units. The catalyst suppliers had represented the volume of ammonia emissions anticipated. The representation was the basis for the permitted emission limit, but the representation of the catalyst suppliers was not accurate. The ADEQ allowed the El Dorado Facility to re-evaluate the

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 13: Contingencies (continued)

catalyst performance. Until the permit is modified, the 2006 CAO authorizes the El Dorado Facility to continue to operate the East and West Nitric Acid Units (even though the El Dorado Facility is running out of compliance with the permitted emission limit for ammonia), provided that during this period of time, the El Dorado Facility is required to monitor and report the ammonia under the 2006 CAO on a monthly basis.

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

Based on additional modeling of the site, Slurry and Chevron are pursuing a course with the KDHE of long-term surface and ground water monitoring to track the natural decline in contamination, instead of the soil excavation proposed previously.  On September 12, 2007, the KDHE approved our proposal to perform two years of surface and groundwater monitoring and to implement a Mitigation Work Plan to acquire additional field data in order to more accurately characterize the nature and extent of contaminant migration off-site.  The two-year monitoring program will terminate in February 2009.  As a result of receiving approval from the KDHE for our proposal, we recognized a reduction in our share of the estimated costs associated with this remediation by $377,000.  This reduction is included in the net income from discontinued operations of $348,000 and $377,000 for the nine and three months ended September 30, 2007, respectively (in accordance with SFAS 144 – Accounting for the Impairment or Disposal of Long-Lived Assets).

At September 30, 2007, the total estimated liability (which is included in current and noncurrent accrued and other liabilities) in connection with this remediation matter is approximately $492,000 and Chevron’s share for one-half of these costs (which is included in accounts receivable and other assets) is approximately $246,000. These amounts are not discounted to

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 13: Contingencies (continued)

their present value. It is reasonably possible that a change in estimate of our liability and receivable will occur in the near term.
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

The Company and its subsidiary, Cherokee Nitrogen Company (“CNC”), entered into a Settlement Agreement and Release on September 24, 2007, with Dynegy, Inc. (“Dynegy”), Dynegy’s subsidiary, Dynegy Marketing and Trade (“DMT”), and Nelson Brothers, LLC (“Nelson”), to settle the lawsuit previously reported, titled Nelson Brothers, LLC v. Cherokee Nitrogen v. Dynegy Marketing, which was pending in Alabama state court in Colbert County, Alabama (the “Lawsuit”). Dynegy had filed a counterclaim against CNC for $580,000 allegedly owed on account, which had been recorded by CNC.  The settlement resulted in the dismissal with prejudice of all matters in the Lawsuit and the net payment (after payments to Nelson and legal fees and expenses) received by CNC of approximately $2,692,000, as well as allow CNC to retain the disputed $580,000 account payable. As previously disclosed, Nelson agreed to settle its portion of the lawsuit with CNC by CNC agreeing to pay Nelson 25% of the net proceeds (after costs) that are received by CNC from Dynegy in connection with a settlement or resolution of this lawsuit.

As a result of this settlement, for the nine and three months ended September 30, 2007, we recognized income of $3,272,000 which is included in other income in the accompanying statements of income.

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

Note 13: Contingencies (continued)

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

MEI Drafts

Masinexportimport Foreign Trade Company (“MEI”) has given notice to the Company and a subsidiary of the Company alleging that it was owed $1,533,000 in connection with MEI’s attempted collection of ten non-negotiable bank drafts payable to the order of MEI. The bank drafts were issued by Aerobit Ltd. (“Aerobit”), a non-U.S. company, which at the time of issuance of the bank drafts, was a subsidiary of the Company. Each of the bank drafts has a face value of $153,300, for an aggregate principal face value of $1,533,000. The bank drafts were issued in September 1992, and had a maturity date of December 31, 2001. Each bank draft was endorsed by LSB Corp., which at the time of endorsement, was a subsidiary of the Company.

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

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 13: Contingencies (continued)

which was the issuer of the bank drafts, nor LSB Corp., which was the endorser of the bank drafts, are currently subsidiaries of the Company.

The Company has received a letter from an attorney purporting to represent an entity which is purportedly the assignee of claims of MEI demanding payment of the drafts and threatening litigation.

Neither the Company nor any of its currently owned subsidiaries are makers or endorsers of the bank drafts in question. The Company intends to vigorously defend itself in connection with this matter.  No liability has been established relating to these bank drafts as of September 30, 2007.

Dividends on Series 2 Preferred

As discussed in Note 15 – Completion of Redemption of Series 2 Preferred, during July 2007, we mailed to all holders of record of our Series 2 Preferred a notice of redemption of all of the outstanding shares of Series 2 Preferred. The redemption of our Series 2 Preferred was completed on August 27, 2007, the redemption date. The terms of the Series 2 Preferred required that for each share of Series 2 Preferred so redeemed, we would pay, in cash, a redemption price equal to $50.00 plus $26.25 representing accrued and unpaid dividends thereon pro-rata to the date of redemption.  There were 193,295 shares of Series 2 Preferred outstanding, net of treasury stock, as of the date the notice of redemption was mailed.  Pursuant to the terms of the Series 2 Preferred, the holders of the Series 2 Preferred could convert each share into 4.329 shares of our common stock, which right to convert terminated 10 days prior to the redemption date. If a holder of the Series 2 Preferred elected to convert his, her or its shares into our common stock pursuant to its terms, the Certificate of Designations for the Series 2 Preferred provided, and it is our position, that the holder that so converts would not be entitled to receive payment of any accrued and unpaid dividends on the shares so converted. The Jayhawk Group, one of our largest stockholders and former affiliate of ours, converted 155,012 shares of Series 2 Preferred into 671,046 shares of common stock.  As of September 30, 2007, the Jayhawk Group beneficially owned 3,002,584 shares of our common stock. The Jayhawk Group has advised us that it may bring legal action against us for all accrued and unpaid dividends on the shares of Series 2 Preferred that it converted after receipt of the notice of redemption.

C.           Other Claims and Legal Actions

Short-Swing Profit Claim

We received a letter dated May 23, 2007 from a law firm representing a stockholder of ours demanding that we investigate potential short-swing profit liability under Section 16(b) of the Exchange Act of the Jayhawk Group. The stockholder alleges that the surrender by the Jayhawk Group of 180,450 shares of our Series 2 Preferred in our issuer exchange tender offer in March 2007 was a sale which was subject to Section 16 and matchable against prior purchases of Series 2 Preferred by the Jayhawk Group. The Jayhawk Group advised us that they do not believe that they are liable for short-swing profits under Section 16(b). The provisions of Section 16(b) provide that if we do not file a lawsuit against the Jayhawk Group in connection with these

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 13: Contingencies (continued)

Section 16(b) allegations within 60 days from the date of the stockholder’s notice to us, then the stockholder may pursue a Section 16(b) short-swing profit claim on our behalf.  We engaged our outside corporate/securities counsel to investigate this matter. After completion of this investigation, we attempted to settle the matter with the Jayhawk Group but were unable to reach a resolution satisfactory to all parties. On October 9, 2007, the law firm representing the stockholder initiated a lawsuit against the Jayhawk Group pursuing a Section 16(b) short-swing profit claim on our behalf up to approximately $819,000.

Business Interruption and Property Insurance Claims

1.      El Dorado Facility

Beginning in October 2004 and continuing into June 2005, the Chemical Business’ results were adversely affected as a result of the loss of production due to a mechanical failure of one of the four nitric acid plants at the El Dorado, Arkansas plant. The plant was restored to normal production in June 2005. We filed a property damage insurance claim for $3.8 million, net of a $1 million deductible. We also filed a business interruption claim for $5 million, net of the forty-five day waiting period. The insurers paid claims totaling $5.5 million; however, the insurers are contesting our remaining claims. For the nine and three months ended September 30, 2006, we realized insurance recoveries of $882,000 and $287,000, respectively, relating to this business interruption claim which is recorded as a reduction to cost of sales.

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

On September 25, 2006, CNC filed a contingent business interruption claim. CNC is in discussions with, and providing additional documentation to, the forensic accountant hired by CNC’s insurers to examine the claim.  For the nine and three months ended September 30, 2007, we received insurance recoveries of $1,500,000 relating to this business interruption claim which are recorded as a reduction to cost of sales.  Additional recoveries relating to this claim, if any, will be recognized when realized.

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

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 13: Contingencies (continued)

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

Note 14: Completion of Tender Offer  On November 10, 2006, the Company entered into an agreement (“Jayhawk Agreement”) with the Jayhawk Group. Under the Jayhawk Agreement, the Jayhawk Group agreed to tender (discussed below) 180,450 shares of the 346,662 shares of the Series 2 Preferred, if the Company made an exchange or tender offer for the Series 2 Preferred.  In addition, as a condition to the Jayhawk Group’s obligation to tender such shares of Series 2 Preferred in an exchange/tender offer, the Jayhawk Agreement further provided that Jack E. Golsen (Chairman of the Board and CEO of the Company), his wife, children (including Barry H. Golsen, our President) and certain entities controlled by them (the “Golsen Group”) would exchange only 26,467 of the 49,550 shares of Series 2 Preferred beneficially owned by them. As a result, only 309,807 of the 499,102 shares of Series 2 Preferred outstanding would be eligible to participate in an exchange/tender offer, with the remaining 189,295 being held by the Jayhawk Group and the Golsen Group.

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

Because the exchanges under the tender offer were pursuant to terms other than the original terms, the transactions were considered extinguishments of the preferred stock. Also the transactions qualified as induced conversions under SFAS 84 – Induced Conversions of Convertible Debt. Accordingly, we recorded a charge (stock dividend) to accumulated deficit of approximately $12.3 million which equaled the excess of the fair value of the common stock issued over the fair value of the common stock issuable pursuant to the original conversion terms. To measure fair value, we used the closing price of our common stock on March 13, 2007. For purposes of computing income per common share for the nine months ended September 30, 2007, net income was reduced by approximately $5 million relating to the tender offer which

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 14: Completion of Tender Offer (continued)

represents the total amount of stock dividends recorded less the total amount of unpaid dividends waived.

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

Note 15: Completion of Redemption of Series 2 Preferred On July 11, 2007, our Board of Directors approved the redemption of all of our outstanding Series 2 Preferred.  We mailed a notice of redemption to all holders of record of our Series 2 Preferred on July 12, 2007.  The redemption date was August 27, 2007, and each share of Series 2 Preferred that was redeemed received a redemption price of $50.00 plus $26.25 per share in accrued and unpaid dividends pro-rata to the date of redemption.

The holders of shares of Series 2 Preferred had the right to convert each share into 4.329 shares of our common stock, which right to convert terminated 10 days prior to the redemption date. If a holder converted its shares of Series 2 Preferred, the holder was not entitled to any accrued and unpaid dividends as to the shares of Series 2 Preferred converted.   As a result, 167,475 shares of Series 2 Preferred were converted (of which 155,012 shares were converted by the Jayhawk Group) into 724,993 shares of our common stock (of which 671,046 shares were issued to the Jayhawk Group).

As a result of the conversions, only 25,820 shares of Series 2 Preferred were redeemed (of which 23,083 shares were held by the Golsen Group) for a total redemption price of $1,291,000 (of which approximately $1,154,000 was paid to the Golsen Group).  In addition, we paid approximately $678,000 in accrued and unpaid dividends (of which approximately $606,000 was paid to the Golsen Group).  The shares of the Series 2 Preferred were redeemed using a portion of the net proceeds of the 2007 Debentures.

No fractional shares were issued so cash was paid in lieu of any additional shares in an amount equal to the fraction of a share times the closing price per share of our common stock on the day the respective shares were converted.

Note 16: Stock Options Receiving Stockholders’ Approval  We account for stock options in accordance with SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”) using the modified prospective method. On June 19, 2006, the Compensation and Stock Option Committee of our Board of Directors granted 450,000 shares of non-qualified stock options (the “Options”) to certain Climate Control Business employees which were subject to shareholders’ approval.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 16: Stock Options Receiving Stockholders’ Approval (continued)

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

As of June 14, 2007, we began amortizing the total estimated fair value of the Options to selling, general, and administrative expense (“SG&A”) which will continue through June 2016 (the remaining vesting period).  As a result, we incurred stock-based compensation expense of $228,000 and $192,000 (related tax effects were minimal) for the nine and three months ended September 30, 2007, respectively.  As of September 30, 2007, 25,000 shares of the Options had been exercised and 20,000 shares of the Options were exercisable. For the nine months ended September 30, 2007, the total fair value of the Options vested was $692,000.

Note 17: Derivatives, Hedges and Financial Instruments We account for derivatives in accordance with SFAS No. 133 which requires the recognition of derivatives in the balance sheet and the measurement of these instruments at fair value. Changes in fair value of derivatives are recorded in results of operations unless the normal purchase or sale exceptions apply or hedge accounting is elected.

In 1997, we entered into an interest rate forward agreement to effectively fix the interest rate of a long-term lease commitment (not for trading purposes). In 1999, we executed a long-term lease agreement (initial lease term of ten years) and terminated the forward agreement at a net cost of $2.8 million. We historically accounted for this cash flow hedge under the deferral method (as an adjustment of the initial term lease rentals). Upon adoption of SFAS No. 133 in 2001, the remaining deferred cost amount was reclassified from other assets to accumulated other comprehensive loss and is being amortized to operations over the term of the lease arrangement. At September 30, 2007 and December 31, 2006, accumulated other comprehensive loss consisted of the remaining deferred cost of $483,000 and $701,000, respectively. The amount amortized to operations was $218,000 and $73,000 for the nine and three-month periods ended September 30, 2007, respectively, and $217,000 and $72,000 for the nine and three months

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 17: Derivatives, Hedges and Financial Instruments (continued)

ended September 30, 2006, respectively. There were no income tax benefits related to these expenses.

In 2005, we purchased two interest rate cap contracts for a cost of $590,000 on $30 million of debt which mature in March 2009. In April 2007, we purchased two interest rate cap contracts for a cost of $621,000 on $50 million of debt which mature in April 2012. These contracts are free-standing derivatives and are accounted for on a mark-to-market basis in accordance with SFAS No.133. At September 30, 2007 and December 31, 2006, the market values of these contracts were $765,000 and $385,000, respectively, and are included in other assets in the accompanying condensed consolidated balance sheets. For the nine and three months ended September 30, 2007, the fair value of these contracts decreased $241,000 and $548,000, respectively. For the nine and three months ended September 30, 2006, the fair value decreased $11,000 and $348,000, respectively. The changes in the value of these contracts are included in interest expense. For the nine months ended September 30, 2007, cash used to purchase the 2007 contracts is included in cash used by continuing investing activities in the accompanying consolidated statement of cash flows.

Raw materials for use in our manufacturing processes include copper used by our Climate Control Business and natural gas used by our Chemical Business. As part of our raw material price risk management, we periodically enter into exchange-traded futures contracts for these materials, which contracts are generally accounted for on a mark-to-market basis in accordance with SFAS No. 133. At September 30, 2007, the unrealized gains were $133,000 and are included in supplies, prepaid items and other. At December 31, 2006, the unrealized losses were $408,000 and are included in accrued and other liabilities. The unrealized gains and losses are classified as current in the accompanying condensed consolidated balance sheets as the terms of these contracts are for periods of twelve months or less. For the nine and three months ended September 30, 2007, we incurred losses of $456,000 and $480,000, respectively, on such contracts. For the nine and three months ended September 30, 2006, we incurred losses of $992,000 and $233,000, respectively. These losses are included in cost of sales. In addition, the cash flows relating to these contracts are included in cash flows from continuing operating activities.

Note 18: Income Per Common Share  Net income applicable to common stock is computed by adjusting net income by the amount of preferred stock dividend requirements and stock dividends. Basic income per common share is based upon net income applicable to common stock and the weighted average number of common shares outstanding during each period.

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
(Unaudited)
Note 18: Income Per Common Share (continued)

On June 28, 2007, we sold $60 million of convertible debt. In addition, we received shareholders’ approval in granting 450,000 shares of non-qualified stock options on June 14, 2007.

During the nine months ended September 30, 2007, the remaining $4,000,000 of the 2006 Debentures was converted into 564,790 shares of common stock. In addition, we issued 2,262,965 shares of common stock for 305,807 shares of our Series 2 Preferred that were tendered pursuant to a tender offer.  Also during the nine and three months ended September 30, 2007, pursuant to our notice of redemption, we redeemed 25,820 shares of our Series 2 Preferred and issued 724,993 shares of common stock for 167,475 shares of our Series 2 Preferred.

During the nine and three months ended September 30, 2007, we paid cash dividends of approximately $678,000 on the shares of Series 2 Preferred which we redeemed.  In addition, our board of directors declared and we paid dividends on the Series B Preferred, Series D Preferred and noncumulative redeemable preferred stock totaling approximately $1,890,000, $360,000 and $6,000, respectively.  As a result, there were no unpaid dividends in arrears at September 30, 2007.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 18: Income Per Common Share (continued)

The following table sets forth the computation of basic and diluted net income per common share:

Nine Months Ended September 30,	Three Months Ended September 30,
2007	2006	2007	2006
(Dollars In Thousands, Except Per Share Amounts)
Numerator:
Numerator for basic net income per common share - net income applicable to common stock	$36,727	$11,119	$18,093	$2,986
Preferred stock dividend requirements on preferred stock assumed to be converted, if dilutive	637	1,655	203	551
Interest expense including amortization of debt issuance costs, net of income taxes, on convertible debt assumed to be converted	1,007	858	924	373
Numerator for diluted net income per common share	$38,371	$13,632	$19,220	$3,910

Denominator:
Denominator for basic net income per common share - weighted-average shares	19,150,030	13,838,989	20,220,419	13,979,342
Effect of dilutive securities:
Convertible preferred stock	1,657,335	3,567,700	1,414,784	3,564,832
Stock options	1,222,133	1,272,219	1,154,480	1,289,617
Convertible notes payable	870,725	2,317,041	2,188,000	2,443,122
Warrants	90,241	62,029	94,209	69,053
Dilutive potential common shares	3,840,434	7,218,989	4,851,473	7,366,624
Denominator for diluted net income per common share - adjusted weighted-average shares and assumed conversions	22,990,464	21,057,978	25,071,892	21,345,966

Basic net income per common share	$1.92	$.80	$.89	$.21

Diluted net income per common share	$1.67	$.65	$.77	$.18

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 18: Income Per Common Share (continued)

The following weighted-average shares of securities were not included in the computation of diluted net income per common share as their effect would have been antidilutive:

Nine Months Ended September 30,	Three Months Ended September 30,
2007	2006	2007	2006
Convertible preferred stock	348,120	-	-	-
Stock options	177,747	-	444,293	-
	525,867	-	444,293	-

Note 19: Income Taxes  We and certain of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The federal tax returns for 1994 through 2002 remain subject to examination for the purpose of determining the amount of remaining tax net operating loss (“NOL”) and other carryforwards. With few exceptions, the 2004-2007 years remain open for all purposes of examination by the IRS and other major tax jurisdictions.

At December 31, 2006, we had regular NOL carryforwards of approximately $49.9 million that begin expiring in 2019 and alternative minimum tax NOL carryforwards of approximately $31.9 million. We account for income taxes under the provision of SFAS No. 109 - Accounting for Income Taxes (“SFAS 109”) which requires recognition of future tax benefits (NOL carryforwards and other temporary differences), subject to a valuation allowance if it is determined that it is more-likely-than-not that such asset will not be realized. In determining whether it is more-likely-than-not that we will not realize such tax asset, SFAS 109 requires that all negative and positive evidence be considered (with more weight given to evidence that is “objective and verifiable”) in making the determination. Prior to September 30, 2007, we had valuation allowances in place against the net deferred tax assets arising from the NOLs and other temporary differences. However, as the result of improving financial results including some unusual transactions (settlement of pending litigation and insurance recovery of business interruption claim) in the quarter ended September 30, 2007 and our current expectation of generating taxable income in the future, we reversed valuation allowances of approximately $3.2 million as a benefit for income taxes and recognized a deferred tax asset of approximately $9.7 million and a deferred tax liability of approximately $6.5 million.

Provisions (benefits) for income taxes are as follows:

Nine Months Ended September 30,	Three Months Ended September 30,
2007	2006	2007	2006
(In Thousands)
Federal AMT provision	$1,550	$264	$1,104	$89
State income tax provision	583	144	497	119
Deferred tax benefit from reversal of valuation allowance	(3,150)	-	(3,150)	-
Provisions (benefits) for income taxes	$(1,017)	$408	$(1,549)	$208

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 19: Income Taxes (continued)

Due to regular tax NOL carryforwards, the only provisions for income taxes for the nine and three-month periods of 2007 and 2006 were for federal AMT and for state income taxes as shown above. We anticipate fully utilizing the regular NOL carryforwards in 2008 at which time we will begin recognizing and paying federal income taxes at regular corporate tax rates.

APB Opinion No. 28 - Interim Financial Reporting (“APB 28”) provides guidance on accounting for income taxes in interim periods.  The accounting requirements of APB 28 are based on a view that each interim period is primarily an integral part of the annual period.  Tax expense for interim periods is measured using an estimated annual effective tax rate for the annual period.  The effective tax rate is then used for computing the interim tax provision.

In calculating AMT for 2007, we also have AMT NOL carryforwards that reduce the effective tax rate.  Through the second quarter of 2007, we estimated that the AMT NOL carryforwards would not be fully utilized in 2007.  However, because of the better than estimated results for the third quarter including some unusual transactions (settlement of pending litigation and insurance recovery of business interruption claim), we now estimate that the AMT NOL carryforwards will be fully utilized in 2007.  This resulted in a change in the effective tax rate for 2007.  The effect of the change in effective tax rate increased the provision for federal AMT by approximately $735,000. Previously the deferred tax asset related to the AMT credit carryforwards was subject to a valuation allowance which was released as of September 30, 2007 as discussed above.

When non-qualified stock options (NSOs) are exercised, the granter of the options is permitted to deduct the spread between the fair market value and the exercise price of the NSOs as compensation expense in determining taxable income.  SFAS 123(R) specifies that if the grantor of NSOs will not benefit from the excess tax benefit deduction taken at the time of the taxable event (option exercised) because it has a NOL carryforward that is increased by the excess tax benefit, then the tax benefit should not be recognized until the deduction actually reduces current taxes payable.  As of September 30, 2007, we have approximately $1,300,000 in unrecognized tax benefit resulting from the exercise of NSOs since the effective date of SFAS 123(R) on January 1, 2006. We estimate this benefit will be realized in 2008 when we utilize the remaining NOLs.
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

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 20: Other Expense, Other Income and Non-Operating Other Income, net

Nine Months Ended September 30,	Three Months Ended September 30,
2007	2006	2007	2006
(In Thousands)
Other expense:
Losses on sales and disposals of property and equipment	$446	$-	$15	$-
Settlement of potential litigation	-	300	-	-
Impairments on long-lived assets (1)	250	286	250	-
Other miscellaneous expense (2)	157	120	70	15
Total other expense	$853	$706	$335	$15

Other income:
Settlement of pending litigation	$3,272	$-	$3,272	$-
Other miscellaneous income (2)	168	231	68	83
Total other expense	$3,440	$231	$3,340	$83

Non-operating other income, net:
Interest income	$607	$464	$549	$68
Miscellaneous income (2)	73	174	8	25
Miscellaneous expense (2)	(75)	(73)	(25)	(25)
Total non-operating other income, net	$605	$565	$532	$68

(1)
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. During the nine and three months ended September 30, 2007, we recognized an impairment of $250,000 relating to certain equipment associated with our Chemical Business. Due to a change in plans in the manufacturing process of a potential new product, the capitalized cost of this equipment was reduced to its current fair value. During the nine months ended September 30, 2006, we recognized impairments of $286,000 which includes $230,000 relating to the wastewater projects. Due to the significant wastewater quality progress at the El Dorado Facility and meetings with the ADEQ, certain capitalized costs relating to the wastewater projects are no longer believed to be recoverable.

(2)	Amounts represent numerous unrelated transactions, none of which are individually significant requiring separate disclosure.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 21: Segment Information

Nine Months Ended September 30,	Three Months Ended September 30,
2007	2006	2007	2006
(In Thousands)
Net sales:
Climate Control	$221,464	$160,245	$75,641	$61,210
Chemical	222,394	201,461	69,252	60,764
Other	7,896	6,510	2,720	1,994
	$451,754	$368,216	$147,613	$123,968

Gross profit: (1)
Climate Control	$65,061	$48,362	$22,433	$17,853
Chemical (2) (3)	33,980	18,430	11,738	5,531
Other	2,840	2,245	1,001	679
	$101,881	$69,037	$35,172	$24,063

Operating income (loss): (4)
Climate Control	$27,875	$18,480	$9,750	$6,903
Chemical (2) (3) (5)	27,123	9,019	11,477	2,393
General corporate expenses and other business operations, net (6)	(7,225)	(6,292)	(2,130)	(2,516)
	47,773	21,207	19,097	6,780

Interest expense	(8,062)	(8,957)	(3,482)	(3,196)
Non-operating other income (expense), net:
Climate Control	2	1	-	1
Chemical	92	261	10	25
Corporate and other business operations	511	303	522	42
Benefits (provisions) for income taxes	1,017	(408)	1,549	(208)
Equity in earnings of affiliate-Climate Control	654	611	223	206
Income from continuing operations	$41,987	$13,018	$17,919	$3,650

(1)	Gross profit by industry segment represents net sales less cost of sales. Gross profit classified as “Other” relates to the sales of industrial machinery and related components.

(2)	For the nine months ended September 30, 2007 and 2006, Turnaround costs for the Chemical Business totaled $870,000 and $1,788,000, respectively.

(3)
During the nine and three months ended September 30, 2007, we recorded the realization for losses on certain nitrogen-based inventories of $407,000 and $53,000, respectively. For the same periods in 2006, we recorded the realization of losses of $1,110,000 and $328,000, respectively. During the nine and three months ended September 30, 2007, we realized insurance recoveries of $1,500,000 relating to a business interruption claim

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 21: Segment Information (continued)

associated with the Cherokee Facility. During the nine and three months ended September 30, 2006, we realized insurance recoveries of $882,000 and $287,000, respectively, relating to a business interruption claim associated with the El Dorado Facility. The above transactions contributed to an increase in gross profit.

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

(5)
During the nine and three months ended September 30, 2007, we recognized income of $3,272,000 relating to a settlement of a pending litigation. During the nine months ended September 30, 2007 and 2006, we recognized impairments on long-lived assets of $250,000 and $286,000, respectively ($250,000 for the three months ended September 30, 2007).

(6)
The amounts included are not allocated to our Climate Control and Chemical Businesses since these items are not included in the operating results reviewed by our chief operating decision makers for purposes of making decisions as discussed above. A detail of these amounts are as follows:

Nine Months Ended September 30,	Three Months Ended September 30,
2007	2006	2007	2006
(In Thousands)
Gross profit-Other	$2,840	$2,245	$1,001	$679
Selling, general and administrative:
Personnel	(5,121)	(4,346)	(1,569)	(1,521)
Professional fees	(2,708)	(2,146)	(941)	(893)
Office overhead	(510)	(460)	(134)	(149)
Property, franchise and other taxes	(232)	(232)	(76)	(91)
Advertising	(189)	(143)	(49)	(38)
Shareholders relations	(147)	(31)	(17)	(15)
All other (A)	(1,121)	(888)	(293)	(464)
Total selling, general and administrative	(10,028)	(8,246)	(3,079)	(3,171)

Other income	47	19	15	(14)
Other expense (B)	(84)	(310)	(67)	(10)
Total general corporate expenses and other business operations, net	$(7,225)	$(6,292)	$(2,130)	$(2,516)

(A)	For the nine months ended September 30, 2006, a refund of $350,000 was recognized relating to insurance brokerage fees.

(B)	For the nine months ended September 30, 2006, we recognized settlement of a potential litigation of $300,000 relating to an asserted financing fee.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 21: Segment Information (continued)

Information about our total assets by industry segment is as follows:

September 30,	December 31,
2007	2006
(In Thousands)
Climate Control	$111,676	$97,166
Chemical	118,041	109,122
Corporate assets and other	63,752	13,639
Total assets	$293,469	$219,927

Note 22: Related Party Transactions

Jayhawk

During 2006, a member of the Jayhawk Group purchased $1.0 million principal amount of the 2006 Debentures. In April 2007, the Jayhawk Group converted all of such 2006 Debentures into 141,040 shares of our common stock, at the conversion rate of 141.04 shares per $1,000 principal amount of 2006 Debentures (representing a conversion price of $7.09 per share). In addition, we purchased $1.0 million principal amount of our 10 3/4% Senior Unsecured Notes held by Jayhawk. Jayhawk earned interest of $117,000 relating to these debt instruments in 2006. During the nine months ended September 30, 2007, we paid the Jayhawk Group $70,000 of which $46,000 relates to interest earned on the 2006 Debentures and $24,000 relates to additional consideration paid to convert the 2006 Debentures.

On March 25, 2003, the Jayhawk Group purchased from us in a private placement pursuant to Rule 506 of Regulation D under the Securities Act, 450,000 shares of common stock and warrants for the purchase of up to 112,500 shares of common stock at an exercise price of $3.49 per share. The warrants expire on March 28, 2008. In connection with such sale, we entered into a Registration Rights Agreement with the Jayhawk Group, dated March 23, 2003.

During November 2006, we entered into an agreement (the “Jayhawk Agreement”) with the Jayhawk Group. Under the Jayhawk Agreement, the Jayhawk Group agreed, that if we made an exchange or tender offer for the Series 2 Preferred, to tender 180,450 shares of the 346,662 shares of Series 2 Preferred owned by the Jayhawk Group upon certain conditions being met. The Jayhawk Agreement further provided that the Golsen Group would exchange or tender 26,467 shares of Series 2 Preferred beneficially owned by them, as a condition to the Jayhawk Group’s tender of 180,450 of its shares of Series 2 Preferred. Pursuant to the Jayhawk Agreement and the terms of our exchange tender offer, during March 2007, the Jayhawk Group and members of the Golsen Group tendered 180,450 and 26,467 shares, respectively, of Series 2 Preferred for 1,335,330 and 195,855 shares, respectively, of our common stock in our tender offer and waived a total of approximately $4.96 million in accrued and unpaid dividends, with the Jayhawk Group waiving a total of $4.33 million and the Golsen Group waiving a total of $0.63 million.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 22: Related Party Transactions (continued)

We received a letter, dated May 23, 2007, from a law firm representing a stockholder of ours demanding that we investigate potential short-swing profit liability under Section 16(b) of the Exchange Act of the Jayhawk Group. The stockholder alleges that the surrender by the Jayhawk Group of 180,450 shares of our Series 2 Preferred in our issuer exchange tender offer in March 2007 was a sale which was subject to Section 16 and matchable against prior purchases of Series 2 Preferred by the Jayhawk Group. The Jayhawk Group advised us that they do not believe that they are liable for short-swing profits under Section 16(b). The provisions of Section 16(b) provide that if we do not file a lawsuit against the Jayhawk Group in connection with these Section 16(b) allegations within 60 days from the date of the stockholder’s notice to us, then the stockholder may pursue a Section 16(b) short-swing profit claim on our behalf. After completion of the investigation of this matter by our outside corporate/securities counsel, we attempted to settle this matter with the Jayhawk Group, but were unable to reach a resolution satisfactory to all parties. On October 9, 2007, the law firm representing the stockholder has initiated a lawsuit against the Jayhawk Group pursing a Section 16(b) short-swing profit claim on our behalf up to approximately $819,000.

The redemption of all of our outstanding Series 2 Preferred date was completed on August 27, 2007. The holders of shares of Series 2 Preferred had the right to convert each share into 4.329 shares of our common stock, which right to convert terminated 10 days prior to the redemption date. The Certificate of Designations for the Series 2 Preferred provided, and it is our position, that the holders of Series 2 Preferred that elected to convert shares of Series 2 Preferred into our common stock prior to the scheduled redemption date were not entitled to receive payment of any accrued and unpaid dividends on the shares so converted. As a result, holders that elected to convert shares of Series 2 Preferred are not entitled to any accrued and unpaid dividends as to the shares of Series 2 Preferred converted. On or about August 16, 2007, the Jayhawk Group elected to convert the 155,012 shares of Series 2 Preferred held by it, and as of September 30, 2007, we have issued to the Jayhawk Group 671,046 shares of our common stock as a result of such conversion.

The Company has been advised by the Jayhawk Group, in connection with the Jayhawk Group’s conversion of its holdings of Series 2 Preferred, the Jayhawk Group may bring legal proceedings against us for all accrued and unpaid dividends on the Series 2 Preferred that the Jayhawk Group converted after receiving a notice of redemption. The 155,012 shares of Series 2 Preferred converted by the Jayhawk Group after we issued the notice of redemption for the Series 2 Preferred would have been entitled to receive approximately $4.0 million of accrued and unpaid dividends on the August 27, 2007 redemption date, if such shares were outstanding on the redemption date and had not been converted and into common stock.

As a holder of Series 2 Preferred, the Jayhawk Group participated in the nomination and election of two individuals to serve on our Board of Directors in accordance with the terms of the Series 2 Preferred. As of September 30, 2007, the number of outstanding shares of Series 2 Preferred was less than 140,000. As a result, the right of the holders of Series 2 Preferred to nominate and elect two individuals to serve on our Board of Directors terminated pursuant to the terms of the Series 2 Preferred, and as of such date, the two independent directors elected by the holders of our Series 2 Preferred no longer serve as directors on our Board of Directors.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 22: Related Party Transactions (continued)

Golsen Group

In connection with the completion of our March 2007 tender offer for our outstanding shares of our Series 2 Preferred, members of the Golsen Group (a) tendered 26,467 shares of Series 2 Preferred in exchange for our issuance to them of 195,855 shares of our common stock and (b) waived approximately $0.63 million in accrued and unpaid dividends on the shares of Series 2 Preferred tendered. Such tender by the Golsen Group was a condition to Jayhawk’s Agreement to tender shares of Series 2 Preferred in the tender offer. See discussion above under “Jayhawk.”

As of August 27, 2007, the Golsen Group redeemed 23,083 shares of Series 2 Preferred and received the cash redemption amount of approximately $1.76 million pursuant to the terms of our redemption of all of our outstanding Series 2 Preferred. The redemption price was $50.00 per share of Series 2 Preferred, plus $26.25 per share in accrued and unpaid dividends pro-rata to the date of redemption. The holders of shares of Series 2 Preferred had the right to convert each share into 4.329 shares of our common stock, which right to convert terminated 10 days prior to the redemption date. Holders that converted shares of Series 2 Preferred were not entitled to any accrued and unpaid dividends as to the shares of Series 2 Preferred converted.

On September 7, 2007, we paid the accrued and unpaid dividends on our outstanding preferred stock utilizing a portion of the net proceeds of the sale of the 2007 Debentures and working capital, including approximately $2.25 million of accrued and unpaid dividends on our Series B Preferred and our Series D Preferred, all of the outstanding shares of which are owned by the Golsen Group.

A subsidiary within our Climate Control Business remodeled their offices, including the replacement of carpet and flooring throughout the office area. In connection with the remodeling, the subsidiary made payments for the purchase of carpeting totaling $69,000 and $13,000 during 2006 and the first nine months of 2007, respectively, to Designer Rugs, a company owned by Linda Golsen Rappaport, the daughter of Jack E. Golsen, our Chairman and Chief Executive Officer, and sister of Barry H. Golsen, our President.

Former Significant Shareholders

In October 2006, we issued 773,655 shares of our common stock to certain holders of our Series 2 Preferred in exchange for 104,548 shares of Series 2 Preferred. The shares of common stock issued included 303,400 and 262,167 shares issued in exchange for 41,000 and 35,428 shares of Series 2 Preferred stock to Paul J. Denby and James W. Sight (the “Former Significant Shareholders”), respectively, or to entities controlled by the Former Significant Shareholders. In connection with such exchange, the Former Significant Shareholders waived a total of approximately $1.78 million in accrued and unpaid dividends. Each of the Former Significant Shareholders, either individually or together with entities controlled by them, beneficially owned more than 5% of our issued and outstanding stock as of January 1, 2006. We have been advised that, as of September 30, 2007, neither of the Former Significant Shareholders owned more than 5% of our issued and outstanding stock.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 22: Related Party Transactions (continued)

Cash Dividends

During 2006, we paid nominal cash dividends to holders of certain series of our preferred stock. These dividend payments included $91,000 and $133,000 to the Golsen Group and the Jayhawk Group, respectively. Additionally, the dividend payments included $23,000 collectively to the Former Significant Shareholders. See “Golsen Group” above for a discussion of dividends paid in 2007 with respect to our securities held by members of the Golsen Group.

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

Quail Creek Bank

Bernard Ille, a member of our board of directors, is a director of Quail Creek Bank, N.A. (the “Bank”). The Bank is a lender to one of our subsidiaries. During 2006, the subsidiary made interest and principal payments on outstanding debt owed to the Bank in the amount of $.3 million and $1.6 million, respectively. During the nine months ended September 30, 2007, the subsidiary made interest and principal payments on outstanding debt owed to the Bank in the amount of $.1 million and $3.3 million, respectively. At December 31, 2006, the subsidiary’s loan payable to the Bank was approximately $3.3 million, (none at September 30, 2007) with an annual interest rate of 8.25%. The loan was secured by certain of the subsidiary’s property, plant and equipment. This loan was paid in full in June 2007 utilizing a portion of the net proceeds of our sale of the 2007 Debentures.

Note 23: Subsequent Event As of the date of this report, we have negotiated a new $50 million term loan (“Replacement Term Loan”) and have executed a Term Loan Agreement in connection with the Replacement Term Loan (“Replacement Term Loan Agreement”), with funding under the Replacement Term Loan not to occur until certain conditions precedent are satisfied.  We anticipate that all of the conditions precedent to funding under the Replacement Term Loan will occur on or prior to November 8, 2007.  Proceeds under the Replacement Term Loan, when received, will be used to repay the existing Senior Secured Loan. The Replacement Term Loan is for a term of five years, and it is to be guaranteed by us. Certain other terms and conditions of the Replacement Term Loan are as follows:

•
Interest will accrue at a defined LIBOR rate plus a defined LIBOR margin, resulting in a pro-forma borrowing rate at November 1, 2007 of 7.91%, approximately 3.1% lower than the rate on the Senior Secured Loan being replaced;

•	will require only quarterly interest payments, with final payment of interest and principal payable at maturity on the fifth anniversary of funding;

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 23: Subsequent Event (continued)

•	the collateral securing the Replacement Term Loan is limited to:
•	the real property and equipment located at our chemical plant facility in El Dorado, Arkansas,
•	the real property and equipment located at our chemical plant facility in Cherokee, Alabama; and
•
subject to a minimum Fixed Charge Coverage Ratio and a maximum Leverage Ratio, both as defined in the Replacement Term Loan Agreement, measured quarterly on a trailing twelve-month basis.  On a pro-forma basis, the Replacement Term Loan borrowers’ Fixed Charge Coverage Ratio exceeded the required minimum ratio for the twelve-month period ended September 30, 2007 and the pro-forma Leverage Ratio at September 30, 2007 was less than the maximum permitted in the Replacement Term Loan.

The borrowers under the Replacement Term Loan are subject to other covenants under the Replacement Term Loan Agreement, which are substantially similar to the Senior Secured Loan, including, but not limited to, limitation on the incurrence of certain additional indebtedness and liens, limitations on mergers, acquisitions, dissolution and sale of assets, and limitations on declaration of dividends and distributions to us, all with certain exceptions.

In connection with the Replacement Term Loan, the lenders of the our Working Capital Revolver Loan will be releasing their second position security liens to the assets which collateralize the Replacement Term Loan and agreed to certain other modifications to the terms of the Working Capital Revolver, including among other things, an interest rate reduction of .25%, effective upon closing of the Replacement Term Loan.

At September 30, 2007, there remains approximately $960,000 of deferred debt-related costs associated with the Senior Secured Loan, which is currently being amortized over the term of the loan.  These deferred debt-related costs will be expensed when the Senior Secured Loan is repaid.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our September 30, 2007 condensed consolidated financial statements. Certain statements contained in this MD&A may be deemed forward-looking statements. See "Special Note Regarding Forward-Looking Statements".

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

Third Quarter of 2007

LSB’s third quarter of 2007 net sales were $147.6 million compared to $124.0 million in the same quarter of 2006, operating income was $19.1 million compared to $6.8 million in 2006 and net income was $18.3 million compared to $3.5 million for 2006.

Included in net income for the third quarter of 2007 are the following items:

Operating Income
Gross Profit	Other Income	Income Taxes	Net Income
(In Millions)
Chemical Business:
Settlement of pending litigation	$-	$3.3	$-	$3.3
Insurance recoveries of business interruption claims	1.5	-	-	1.5

Benefit for income taxes:
Reversal of deferred tax valuation allowance	-	-	3.2	3.2
Additional provision for alternative minimum tax	-	-	(0.7)	(0.7)
Total	$1.5	$3.3	$2.5	$7.3

The litigation settlement of $3.3 million and the insurance recovery of $1.5 million are described more fully below under Chemical Business.

The reversal of deferred tax valuation allowance of $3.2 million is related to regular net operating loss (“NOL”) carryforwards.  Prior to September 30, 2007, we had valuation allowances in place against the net deferred tax assets arising from the NOL carryforwards and other temporary differences. However, as the result of improving financial results including the unusual transactions shown above in the quarter ended September 30, 2007 and our current expectation of generating taxable income in the future, we reversed valuation allowances and recognized a deferred tax benefit of $3.2 million for the nine months and three months ended September 30, 2007.

The additional provision of $0.7 million is the amount of current alternative minimum tax (“AMT”) provision in the third quarter of 2007 resulting from a change in the estimated effective tax rate for 2007.

Due to regular tax NOL carryforwards, the only provisions for income taxes for the nine and three-month periods of 2007 and 2006 were for federal alternative minimum taxes and state income taxes. We anticipate fully utilizing the NOL carryforwards during 2008. After the NOL carryforwards are fully utilized, we will begin recognizing and paying federal income taxes at regular corporate tax rates.

Our Climate Control Business continued to report strong sales and operating results due to beginning backlogs and strong new order flow for the quarter. Our Climate Control Business had 2007 third quarter net sales of $75.6 million compared to $61.2 million in 2006, a 24% increase. Operating income before allocation of corporate overhead was $9.8 million, a 41% increase over the $6.9 million in 2006.

Our Chemical Business reported improved results in the third quarter of 2007 with net sales of $69.3 million compared to $60.8 million in 2006. Operating income before allocation of corporate overhead was $11.5 million, a 380% increase over the $2.4 million in 2006.  The increase in the third quarter 2007 operating income included certain non-recurring income items that are discussed below.

ThermaClime and certain of its’ subsidiaries are parties of a $50.0 million Senior Secured Loan due 2009 (“Senior Secured Loan”) bearing interest at 11%, secured by a first lien on the majority of the chemical plant assets in El Dorado, Arkansas and Cherokee, Alabama, certain equipment of the Climate Control Business, the stock of ThermaClime, the equity stock of certain ThermaClime subsidiaries and a second lien on the assets securing the Working Capital Revolver Loan.

The Senior Secured Loan requires quarterly principal payments of $312,500 which began October 1, 2007, with a final payment due on September 15, 2009.  As of the date of this report, the current principal balance was $49.7 million.

As of the date of this report, we have negotiated a new $50 million term loan (“Replacement Term Loan”) and have executed a Term Loan Agreement in connection with the Replacement Term Loan (“Replacement Term Loan Agreement”), with funding under the Replacement Term

Loan not to occur until certain conditions precedent are satisfied.  We anticipate that all of the conditions precedent to funding under the Replacement Term Loan will occur on or prior to November 8, 2007.  Proceeds under the Replacement Term Loan, when received, will be used to repay the existing Senior Secured Loan.  There will be no prepayment fee associated with the prepayment.

However, at September 30, 2007, there remains approximately $960,000 of deferred debt-related costs associated with the Senior Secured Loan, which is currently being amortized over the term of the loan.  These deferred debt-related costs will be expensed when the Senior Secured Loan is repaid.

Climate Control Business

Our Climate Control Business has historically generated consistent annual profits and positive cash flows and continues to do so. As indicated above, Climate Control’s net sales and operating income for the third quarter of 2007 were higher than in the same quarter of 2006.  The third quarter increase in sales and operating income as compared to 2006 is attributable to strong demand for the geothermal and water source heat pumps which reported a sales increase of $7.8 million and hydronic fan coils that reported a sales increase of $6.8 million.

Most of the products of our Climate Control Business are produced to customer orders that are placed well in advance of required delivery dates. As a result, our Climate Control Business maintains a significant backlog that eliminates the necessity to carry substantial inventories other than for firm customer orders. As a result of strong order flow in the recent past, our Climate Control backlog of confirmed orders had increased to high levels and our lead times had pushed out beyond levels that we consider to be optimum for good customer service. In order to work the backlog down and to improve product lead times, we have increased production capacity. We invested $7.7 million in 2006, an additional $5.1 million through the first nine months of 2007 and have committed approximately $0.9 million for additional plant and equipment capacity.  At September 30, 2007, the backlog of confirmed orders was approximately $62 million compared to $66 million at June 30, 2007 and $80 million at December 31, 2006. We expect to ship substantially all the orders in the backlog within the next twelve months.

Our Climate Control Business will continue to launch new products and product upgrades in an effort to maintain our current market position and to establish presence in new markets. Climate Control Business's profitability over the last few years has been affected by operating losses of certain new product lines being developed during that time frame. Our emphasis has been to increase the sales levels of these operations above the breakeven point. During the first nine months of 2007, the results for these new products did not improve significantly, although we continue to believe that the prospects for these new products are improving.

Management continues to focus on the following objectives for Climate Control:

•	increasing the sales and operating margins of all products,
•	developing and introducing new and energy efficient products, and
•	increasing production to meet customer demand.

Chemical Business

Our Chemical Business has production facilities in Baytown, Texas (the “Baytown” facility), El Dorado, Arkansas (the “El Dorado” facility) and Cherokee, Alabama (the “Cherokee” facility). Baytown and El Dorado produce nitrogen products from anhydrous ammonia that is delivered by pipeline. Cherokee produces anhydrous ammonia and nitrogen products from natural gas that is delivered by pipeline.

As indicated above, for the 2007 third quarter, our Chemical Business reported net sales of $69.3 million or an increase of $8.5 million from 2006.  In addition, our Chemical Business reported operating income of $11.5 million, or 17% of net sales, compared to $2.4 million, or 4% of net sales in 2006.  As discussed above, operating income for the third quarter of 2007 included the following unusual income items:

Three Months Ended September
2007	2006
	(In Millions)
Settlement of pending litigation	$3.3	$-
Insurance recoveries of business interruption claims	1.5	0.3
Total	$4.8	$0.3

The $3.3 million reflects the net proceeds of $2.7 million received by Cherokee and the retention by Cherokee of a disputed $0.6 million accounts payable as a result of the settlement agreement with Dynegy, Inc. and one of its subsidiaries to settle a previously reported lawsuit.

The $1.5 million is a result of an advance payment received during the third quarter of 2007 against a business interruption claim filed by Cherokee with their insurers. Any additional recoveries relating to this claim will be recognized if and when realized.

The increase in operating income relative to sales (excluding the unusual income items noted above) is primarily a result of increased demand and gross profit margins, resulting from higher nitrogen fertilizer demand in our agricultural markets. Low wheat and corn stocks-to-use ratios, as well as low inventories of other crops, have caused the margins for nitrogen fertilizer to improve in 2007 which have had a positive effect on the approximate one-third of our sales which is sold in the agricultural markets. We have also experienced substantial demand and improved gross profit margins in our industrial markets.

Our primary raw material feedstocks, anhydrous ammonia and natural gas, are commodities subject to significant price fluctuations, and are generally purchased at prices in effect at the time of purchase. Due to the uncertainty of these commodity markets, we have developed customers that purchase our products pursuant to agreements and/or pricing formulas that provide for the pass through of raw material and other variable costs and certain fixed costs. Approximately 63% percent of our Chemical Business’ products sold in the third quarter of 2007 were to those customers.

Our Chemical Business continues to focus on growing our non-seasonal industrial customer base with an emphasis on customers accepting the risk inherent with raw material costs, while maintaining a strong presence in the seasonal agricultural sector. The operations strategy is to maximize production efficiency of the facilities, thereby lowering the fixed cost of each ton produced.

Liquidity and Capital Resources

Our total interest bearing debt outstanding at September 30, 2007 was $122.4 million as follows:

(In Millions)
Senior Secured Loan due 2009	$50.0
5.5% Convertible Senior Subordinated Notes due 2012	60.0
Other	12.4
$122.4

ThermaClime’s $50.0 million Senior Secured Loan due 2009 (“Senior Secured Loan”) bears interest at 11%, secured by a first lien on the majority of the chemical plant assets in El Dorado, Arkansas and Cherokee, Alabama, certain equipment of the Climate Control Business, the stock of ThermaClime , the equity stock of certain ThermaClime subsidiaries and a second lien on the assets securing the Working Capital Revolver Loan. As of the date of this report, we have negotiated the Replacement Term Loan and have executed the Replacement Term Loan Agreement in connection with the Replacement Term Loan, with funding under the Replacement Term Loan not to occur until certain conditions precedent are satisfied.  We anticipate that all of the conditions precedent to funding under the Replacement Term Loan will occur on or prior to November 8, 2007.  Proceeds under the Replacement Term Loan, when received, will be used to repay the existing Senior Secured Loan.

On June 28, 2007, we completed a private placement of our five-year 5.5% Convertible Senior Subordinated Debentures due 2012 (the “2007 Debentures”) pursuant to which we sold $60.0 million aggregate principal amount to twenty-two qualified institutional buyers. We received net proceeds of approximately $57.0 million, after discounts and commissions. In connection with the closing, we entered into an indenture governing the 2007 Debentures.  The terms of the 2007 Debentures are discussed below under “Loan Agreements – Terms and Conditions”.

As of September 30, 2007, we have used the net proceeds from the 2007 Debentures for the following:
•	$2.0 million to redeem 25,820 outstanding shares of our Series 2 Preferred (including accrued and unpaid dividends;
•	$3.9 million to repay certain outstanding mortgages and equipment loans;
•
$2.1 million to pay accrued and unpaid dividends on our outstanding shares of Series B Preferred and Series D Preferred, all of which are owned by Jack E. Golsen, our CEO and Board Chairman, and Barry H. Golsen, our President, members of all their immediate family and entities controlled by them (all of which we considered as our affiliates) (the “Golsen Group”);

•	$25.0 million has been loaned to ThermaClime to reduce the outstanding borrowing under the Working Capital Revolver Loan; and
•	the remaining balance of approximately $24.0 million has temporarily been invested in money market investments, earning approximately 5.0% interest.

The Working Capital Revolver Loan is a $50.0 million credit facility that provides for advances to ThermaClime and its subsidiaries based upon specified percentages of eligible accounts receivable and inventories. At September 30, 2007, there were no borrowings outstanding under this loan and approximately $1.0 million of the line was being used for issued and outstanding letters of credit. Historically, ThermaClime’s primary cash needs have been for working capital and capital expenditures. ThermaClime and its subsidiaries depend upon their Working Capital Revolver Loan, internally generated cash flows, and secured property and equipment financing in order to fund operations and pay obligations. At September 30, 2007, our cash on hand invested in overnight money market investments at 5.0% was $40.9 million. In connection with the Replacement Term Loan, the lenders of the Working Capital Revolver Loan released their second position security liens to the assets which collateralize the Replacement Term Loan and agreed to certain other modifications to the Working Capital Revolver Loan agreement, including, among other things, a .25% reduction to the interest rate.

The Senior Secured Loan and the Working Capital Revolver Loan have financial covenants that are discussed below under “Loan Agreements – Terms and Conditions”. The Replacement Term Loan has financial covenants substantially similar to the Senior Secured Loan.

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

At June 30, 2007, there remained outstanding 193,295 shares of Series 2 Preferred (of which the Jayhawk Group held 155,012 shares and the Golsen Group held 23,083 shares) with a stated value of $50.00 and cumulative dividends of $25.60 per share. On July 11, 2007, our Board of Directors approved the redemption of all of our outstanding Series 2 Preferred. We mailed a notice of redemption to all holders of record of our Series 2 Preferred on July 12, 2007. The redemption date was August 27, 2007.

The holders of shares of Series 2 Preferred had the right to convert each share into 4.329 shares of our common stock, which right to convert terminated 10 days prior to the redemption date. If a holder converted its shares of Series 2 Preferred, the holder was not entitled to any accrued and unpaid dividends as to the shares of Series 2 Preferred converted.  As a result, 167,475 shares of Series 2 Preferred were converted (of which 155,012 shares were converted by the Jayhawk Group) into 724,993 shares of common stock (of which 671,046 shares were issued to the Jayhawk Group).

On August 27, 2007, we completed the redemption of all of our remaining outstanding Series 2 Preferred. The redemption price was $50.00 per share of Series 2 Preferred, plus $26.25 per share in accrued and unpaid dividends pro-rata to the date of redemption.  A total of 25,820 shares of Series 2 Preferred were redeemed (of which 23,083 shares were held by the Golsen Group) for approximately $1,969,000 (of which approximately $1,760,000 was paid to the Golsen Group), including accrued and unpaid dividends.

Filing Requirements Pursuant to Sarbanes Oxley

As of June 29, 2007, our public float held by non-affiliates exceeded the $75 million threshold. As a result, we will become an accelerated filer on December 31, 2007. Therefore we will be required to provide a report by management and a report by our independent auditors on our internal control over financial reporting in our Form 10-K for the year ending December 31, 2007. In addition, we have been and will continue to incur additional costs to meet the requirements as an accelerated filer for the year ending December 31, 2007 and future periods.

Capital Expenditures

General

Capital expenditures in the first nine months of 2007 were $10.3 million, including $5.1 million primarily for additional capacity in our Climate Control Business and $5.1 million for our Chemical Business, primarily for process and reliability improvements of existing facilities. As discussed below, our current commitment for the remainder of 2007 includes spending for production equipment in our Climate Control Business and spending for production equipment, safety and environmental related projects, and capacity expansion in our Chemical Business.

Other capital expenditures for the remainder of 2007 are believed to be discretionary and are dependent upon an adequate amount of liquidity and/or obtaining acceptable funding. We have carefully managed those expenditures to projects necessary to execute our business plans and those for environmental and safety compliance.

Current Commitments

As of the date of this report, we have committed capital expenditures of approximately $8.4 million for the remainder of 2007. The expenditures include $7.5 million for our Chemical Business and $0.9 million for our Climate Control Business. We plan to fund these expenditures from working capital, including our Working Capital Revolver Loan and a portion of the net proceeds from the 2007 Debentures.

The committed capital expenditures for our Chemical Business includes approximately $1.2 million for certain capital expenditures required to bring El Dorado’s sulfuric acid plant air emissions to lower limits. The total cost of this project is currently estimated to be between $6.0 and $6.5 million, to be expended through the third quarter of 2008. These expenditures will increase our production capacity which can be sold in our markets.

Dividends

We have not paid cash dividends on our outstanding common stock in many years.  Pursuant to our exchange tender offer in March 2007, we issued approximately 2.3 million shares of our common stock in exchange for approximately 0.3 million shares of the Series 2 Preferred in accordance with the terms of the Series 2 Preferred. In addition, a total of approximately $7.3 million in accrued and unpaid dividends were waived as a result of this tender offer. Based on the terms of the tender offer, we recorded a charge (stock dividend) to accumulated deficit of approximately $12.3 million which equaled the excess of the fair value of the common stock issued over the fair value of the common stock issuable pursuant to the original conversion terms of the Series 2 Preferred.

During the three months ended September 30, 2007, we paid cash dividends of approximately $678,000 on the 25,820 shares of Series 2 Preferred which we redeemed pursuant to the notice of redemption we mailed to all holders of record of our Series 2 Preferred on July 12, 2007.  The holders of 167,475 shares of our Series 2 Preferred exercised their right to convert each share into 4.329 shares of our common stock. For the holders that converted the shares of Series 2 Preferred into common stock, it is our position that the holders were not entitled to any accrued and unpaid dividends on those shares so converted. See “Related Party Transactions” of this MD&A as to certain claims made by the Jayhawk Group relating to our redemption and amounts paid to the Golsen Group as a result of the redemption and shares issued to the Jayhawk Group as a result of conversions of its Series 2 Preferred.

In addition, our board of directors declared and we paid dividends on the Series B Preferred, Series D Preferred and noncumulative redeemable preferred stock totaling approximately $1,890,000, $360,000 and $6,000, respectively.  These dividends were paid with a portion of the net proceeds of the 2007 Debentures and working capital. As a result, there were no unpaid dividends in arrears at September 30, 2007. See “Related Party Transactions” of this MD&A for a discussion as to the Golsen Group’s ownership of the Series B Preferred and Series D Preferred.

We do not anticipate paying cash dividends on our outstanding common stock in the near future.

Compliance with Long-Term Debt Covenants

As discussed below under “Loan Agreements - Terms and Conditions”, the Senior Secured Loan and Working Capital Revolver Loan, as amended, of ThermaClime and its subsidiaries require, among other things, that ThermaClime meet certain financial covenants. ThermaClime's forecasts for the remainder of 2007 indicate that ThermaClime will be able to meet all required financial covenant tests for the year ending December 31, 2007, including covenants applicable to the Replacement Term Loan.

Summary

Since December 31, 2006 and through September 30, 2007, our stockholders’ equity has increased from $43.6 million to $86.9 million; we have, through a series of exchanges, redemptions and conversions, eliminated the Series 2 Preferred and we have paid or eliminated all dividends in arrears on our preferred stocks. In addition, there were no outstanding borrowings against the $50 million Working Capital Revolver Loan and cash on hand was $40.9 million. We are in a liquidity position to fund the growth for the foreseeable future and meet all current commitments.

Loan Agreements - Terms and Conditions

5.5% Convertible Senior Subordinated Debentures – As previously reported and as discussed above under “Liquidity and Capital Resources,” on June 28, 2007, we completed a private placement to twenty-two qualified institutional buyers, pursuant to which we sold $60.0 million aggregate principal amount of the 2007 Debentures.  We received net proceeds of approximately $57 million, after discounts and commissions.

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

Working Capital Revolver Loan - ThermaClime finances its working capital requirements through borrowings under a Working Capital Revolver Loan. Under the Working Capital Revolver Loan, ThermaClime and its subsidiaries may borrow on a revolving basis up to $50.0 million based on specific percentages of eligible accounts receivable and inventories. The Working Capital Revolver Loan matures in April 2009. As a result of using a portion of the proceeds from the 2007 Debentures to pay down the Working Capital Revolver Loan, at September 30, 2007, there were no outstanding borrowings and the net credit available for additional borrowings was $49.0 million. The Working Capital Revolver Loan requires that ThermaClime and its Climate Control Business meet certain financial covenants measured quarterly. ThermaClime and its Climate Control Business were in compliance with those covenants for the twelve-month period ended September 30, 2007. In connection with the Replacement Term Loan, the lenders of the our Working Capital Revolver Loan will be releasing their second position security liens to the assets which collateralize the Replacement Term Loan and agreed to certain other modifications to the terms of the Working Capital Revolver, including among other things, an interest rate reduction of .25%, effective upon closing of the Replacement Term Loan.

Senior Secured Loan - In 2004, ThermaClime and certain of its subsidiaries (the “Borrowers”) completed a $50.0 million term loan (“Senior Secured Loan”) with a certain lender (the “Lender”). As of September 30, 2007, the outstanding balance was $50.0 million. The Senior Secured Loan is to be repaid as follows:

•	quarterly interest payments which began September 30, 2004;
•	quarterly principal payments of $312,500 which began October 1, 2007;
•	a final payment of the remaining outstanding principal of $47.5 million and accrued interest on September 16, 2009.

The Senior Secured Loan accrues interest at a defined LIBOR rate plus a defined LIBOR margin or, at the election of the Borrowers, a defined alternative base rate plus a defined alternative base rate margin, with the annual interest rate not to exceed 11% or 11.5% depending on the leverage ratio. At September 30, 2007, the annual interest rate was 11%.

The Borrowers are subject to numerous affirmative and negative covenants under the Senior Secured Loan agreement including, but not limited to, limitation on the incurrence of certain additional indebtedness and liens, limitations on mergers, acquisitions, dissolution and sale of assets, and limitations on declaration of dividends and distributions to us, all with certain exceptions. The Borrowers are also subject to a minimum fixed charge coverage ratio, measured quarterly on a trailing twelve-month basis. The Borrowers were in compliance with the required minimum ratio for the twelve-month period ended September 30, 2007 and the coverage ratio is considered to be achievable for the remainder of 2007. The maturity date of the Senior Secured Loan can be accelerated by the Lender upon the occurrence of a continuing event of default, as defined.

As of the date of this report, we have negotiated the new $50 million Replacement Term Loan and have executed a Replacement Term Loan Agreement in connection with the Replacement Term Loan, with funding under the Replacement Term Loan not to occur until certain conditions precedent are satisfied.  We anticipate that all of the conditions precedent to funding under the Replacement Term Loan will occur on or prior to November 8, 2007.  Proceeds under the Replacement Term Loan, when received, will be used to repay the existing Senior Secured Loan. The Replacement Term Loan is for a term of five years, and it is to be guaranteed by us. Certain other terms and conditions of the Replacement Term Loan are as follows:

•
Interest will accrue at a defined LIBOR rate plus a defined LIBOR margin, resulting in a pro-forma borrowing rate at November 1, 2007 of 7.91%, approximately 3.1% lower than the rate on the Senior Secured Loan being replaced;

•	will require only quarterly interest payments, with final payment of interest and principal payable at maturity on the fifth anniversary of funding;
•	the collateral securing the Replacement Term Loan is limited to:
•	the real property and equipment located at our chemical plant facility in El Dorado, Arkansas,
•	the real property and equipment located at our chemical plant facility in Cherokee, Alabama; and
•
subject to a minimum Fixed Charge Coverage Ratio and a maximum Leverage Ratio, both as defined in the Replacement Term Loan Agreement, measured quarterly on a trailing twelve-month basis.  On a pro-forma basis, the Replacement Term Loan borrowers’ Fixed Charge Coverage Ratio exceeded the required minimum ratio for the twelve-month period ended September 30, 2007 and the pro-forma Leverage Ratio at September 30, 2007 was less than the maximum permitted in the Replacement Term Loan.

The borrowers under the Replacement Term Loan are subject to other covenants under the Replacement Term Loan Agreement, which are substantially similar to the Senior Secured Loan, including, but not limited to, limitation on the incurrence of certain additional indebtedness and liens, limitations on mergers, acquisitions, dissolution and sale of assets, and limitations on declaration of dividends and distributions to us, all with certain exceptions.

Cross - Default Provisions - The Working Capital Revolver Loan agreement and the Senior Secured Loan contain cross-default provisions. If ThermaClime fails to meet the financial covenants of the Senior Secured Loan, the lender may declare an event of default, making the debt due on demand. If this should occur, there are no assurances that we would have funds available to pay such amount or that alternative borrowing arrangements would be available. Accordingly, ThermaClime could be required to curtail operations and/or sell key assets. These actions could result in the recognition of losses that may be material. It is anticipated that the Replacement Term Loan agreement when closed, will contain similar cross default provisions.

Stock Options Receiving Stockholders' Approval

We account for stock options in accordance with SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”) using the modified prospective method. As previously reported, on June 19, 2006, the Compensation and Stock Option Committee of our Board of Directors granted 450,000 shares of non-qualified stock options (the “Options”) to certain Climate Control Business employees which were subject to shareholders’ approval. The option price of the Options is $8.01 per share which is based on the market value of our common stock at the date the Board of Directors granted the shares (June 19, 2006). The Options vest over a ten-year period at a rate of 10% per year and expire on September 16, 2016 with certain restrictions. Under SFAS 123(R), the fair value for the Options was estimated, using an option pricing model, as of the date we received shareholders’ approval which occurred during our 2007 annual shareholders’ meeting on June 14, 2007. Under SFAS 123(R) for accounting purposes, the grant date and service inception date is June 14, 2007.

As previously reported, the total fair value for the Options was estimated to be approximately $6.9 million, or $15.39 per share, using a Black-Scholes-Merton option pricing model. As of June 14, 2007, we began amortizing the total estimated fair value of the Options to selling, general, and administrative expense (“SG&A”) which will continue through June 2016 (the remaining vesting period). As a result, we incurred stock-based compensation expense of $228,000 and $192,000 (related tax effects were minimal) for the nine and three months ended September 30, 2007, respectively. As of September 30, 2007, 25,000 shares of the Options had been exercised and 20,000 shares of the Options were exercisable. For the nine months ended September 30, 2007, the total fair value of the Options vested was approximately $0.7 million.

Income Taxes

At December 31, 2006, we had regular NOL carryforwards of approximately $49.9 million that begin expiring in 2019 and alternative minimum tax NOL carryforwards of approximately $31.9 million. We account for income taxes under the provision of SFAS No. 109 - Accounting for Income Taxes (“SFAS 109”) which requires recognition of future tax benefits (NOL carryforwards and other temporary differences), subject to a valuation allowance if it is determined that it is more-likely-than-not that such asset will not be realized. In determining whether it is more-likely-than-not that we will not realize such tax asset, SFAS 109 requires that all negative and positive evidence be considered (with more weight given to evidence that is “objective and verifiable”) in making the determination. Prior to September 30, 2007, we had valuation allowances in place against the net deferred tax assets arising from the NOL carryforwards and other temporary differences. However, as the result of improving financial results including some unusual transactions (settlement of pending litigation and insurance recovery of business interruption claim) in the quarter ended September 30, 2007 and our current expectation of generating taxable income in the future, we reversed valuation allowances of approximately $3.2 million as a benefit for income taxes and recognized a deferred tax asset of approximately $9.7 million and a deferred tax liability of approximately $6.5 million.

Provisions (benefits) for income taxes are as follows:

Nine Months Ended September 30,	Three Months Ended September 30,
2007	2006	2007	2006
(In Thousands)
Federal AMT provision	$1,550	$264	$1,104	$89
State income tax provision	583	144	497	119
Deferred tax benefit from reversal of valuation allowance	(3,150)	-	(3,150)	-
Provisions (benefits) for income taxes	$(1,017)	$408	$(1,549)	$208

Due to regular tax NOL carryforwards, the only provisions for income taxes for the nine and three-month periods of 2007 and 2006 were for federal AMT and for state income taxes as shown above. We anticipate fully utilizing the regular NOL carryforwards in 2008 at which time we will begin recognizing and paying federal income taxes at regular corporate tax rates.

APB Opinion No. 28 - Interim Financial Reporting (“APB 28”) provides guidance on accounting for income taxes in interim periods.  The accounting requirements of APB 28 are based on a view that each interim period is primarily an integral part of the annual period.  Tax expense for interim periods is measured using an estimated annual effective tax rate for the annual period.  The effective tax rate is then used for computing the interim tax provision.

In calculating for 2007 AMT, we also have AMT NOL carryforwards that reduce the effective tax rate.  Through the second quarter of 2007, we estimated that the AMT NOL carryforwards would not be fully utilized in 2007.  However, because of the better than estimated results for the third quarter including some unusual transactions (settlement of pending litigation and insurance recovery of business interruption claim), we now estimate that the AMT NOL carryforwards will be fully utilized in 2007.  This resulted in a change in the effective tax rate for 2007.  The effect of the change in effective tax increased the provision for federal AMT by approximately $735,000.  Previously the deferred tax asset related to the AMT credit carryforwards was subject to a valuation allowance which was released as of September 30, 2007 as discussed above.

When non-qualified stock options (NSOs) are exercised, the granter of the options is permitted to deduct the spread between the fair market value and the exercise price of the NSOs as compensation expense in determining taxable income.  SFAS 123(R) specifies that if the grantor of NSOs will not benefit from the excess tax benefit deduction taken at the time of the taxable event (option exercised) because it has a NOL carryforward that is increased by the excess tax benefit, then the tax benefit should not be recognized until the deduction actually reduces current taxes payable.  As of September 30, 2007, we have approximately $1,300,000 in unrecognized tax benefit resulting from the exercise of NSOs since the effective date of SFAS 123(R) on January 1, 2006. We estimate this benefit will be realized in 2008 when we utilize the remaining NOLs.

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
Related Party Transactions

Jayhawk

During 2006, a member of the Jayhawk Group purchased $1.0 million principal amount of the 2006 Debentures. In April 2007, the Jayhawk Group converted all of such 2006 Debentures into 141,040 shares of our common stock, at the conversion rate of 141.04 shares per $1,000 principal amount of 2006 Debentures (representing a conversion price of $7.09 per share). In addition, we purchased $1.0 million principal amount of our 10 3/4% Senior Unsecured Notes held by Jayhawk. Jayhawk earned interest of $117,000 relating to these debt instruments in 2006. During the nine months ended September 30, 2007, we paid the Jayhawk Group $70,000 of which $46,000 relates to interest earned on the 2006 Debentures and $24,000 relates to additional consideration paid to convert the 2006 Debentures.

On March 25, 2003, the Jayhawk Group purchased from us in a private placement pursuant to Rule 506 of Regulation D under the Securities Act, 450,000 shares of common stock and warrants for the purchase of up to 112,500 shares of common stock at an exercise price of $3.49 per share. The warrants expire on March 28, 2008. In connection with such sale, we entered into a Registration Rights Agreement with the Jayhawk Group, dated March 23, 2003.

During November 2006, we entered into an agreement (the “Jayhawk Agreement”) with the Jayhawk Group. Under the Jayhawk Agreement, the Jayhawk Group agreed, that if we made an exchange or tender offer for the Series 2 Preferred, to tender 180,450 shares of the 346,662 shares of Series 2 Preferred owned by the Jayhawk Group upon certain conditions being met. The Jayhawk Agreement further provided that the Golsen Group would exchange or tender 26,467 shares of Series 2 Preferred beneficially owned by them, as a condition to the Jayhawk Group’s tender of 180,450 of its shares of Series 2 Preferred. Pursuant to the Jayhawk Agreement and the terms of our exchange tender offer, during March 2007, the Jayhawk Group and members of the Golsen Group tendered 180,450 and 26,467 shares, respectively, of Series 2 Preferred for 1,335,330 and 195,855 shares, respectively, of our common stock in our tender offer and waived a total of approximately $4.96 million in accrued and unpaid dividends, with the Jayhawk Group waiving a total of $4.33 million and the Golsen Group waiving a total of $0.63 million.

We received a letter, dated May 23, 2007, from a law firm representing a stockholder of ours demanding that we investigate potential short-swing profit liability under Section 16(b) of the Exchange Act of the Jayhawk Group. The stockholder alleges that the surrender by the Jayhawk

Group of 180,450 shares of our Series 2 Preferred in our issuer exchange tender offer in March 2007 was a sale which was subject to Section 16 and matchable against prior purchases of Series 2 Preferred by the Jayhawk Group. The Jayhawk Group advised us that they do not believe that they are liable for short-swing profits under Section 16(b). The provisions of Section 16(b) provide that if we do not file a lawsuit against the Jayhawk Group in connection with these Section 16(b) allegations within 60 days from the date of the stockholder’s notice to us, then the stockholder may pursue a Section 16(b) short-swing profit claim on our behalf. After completion of the investigation of this matter by our outside corporate/securities counsel, we attempted to settle this matter with the Jayhawk Group, but were unable to reach a resolution satisfactory to all parties. On October 9, 2007, the law firm representing the stockholder has initiated a lawsuit against the Jayhawk Group pursing a Section 16(b) short-swing profit claim on our behalf up to approximately $819,000.

The redemption of all of our outstanding Series 2 Preferred date was completed on August 27, 2007. The holders of shares of Series 2 Preferred had the right to convert each share into 4.329 shares of our common stock, which right to convert terminated 10 days prior to the redemption date. The Certificate of Designations for the Series 2 Preferred provided, and it is our position, that the holders of Series 2 Preferred that elected to convert shares of Series 2 Preferred into our common stock prior to the scheduled redemption date were not entitled to receive payment of any accrued and unpaid dividends on the shares so converted. As a result, holders that elected to convert shares of Series 2 Preferred are not entitled to any accrued and unpaid dividends as to the shares of Series 2 Preferred converted. On or about August 16, 2007, the Jayhawk Group elected to convert the 155,012 shares of Series 2 Preferred held by it, and as of September 30, 2007, we have issued to the Jayhawk Group 671,046 shares of our common stock as a result of such conversion.

The Company has been advised by the Jayhawk Group, in connection with the Jayhawk Group’s conversion of its holdings of Series 2 Preferred, the Jayhawk Group may bring legal proceedings against us for all accrued and unpaid dividends on the Series 2 Preferred that the Jayhawk Group converted after receiving a notice of redemption. The 155,012 shares of Series 2 Preferred converted by the Jayhawk Group after we issued the notice of redemption for the Series 2 Preferred would have been entitled to receive approximately $4.0 million of accrued and unpaid dividends on the August 27, 2007 redemption date, if such shares were outstanding on the redemption date and had not been converted and into common stock.

As a holder of Series 2 Preferred, the Jayhawk Group participated in the nomination and election of two individuals to serve on our Board of Directors in accordance with the terms of the Series 2 Preferred. As of September 30, 2007, the number of outstanding shares of Series 2 Preferred was less than 140,000. As a result, the right of the holders of Series 2 Preferred to nominate and elect two individuals to serve on our Board of Directors terminated pursuant to the terms of the Series 2 Preferred, and as of such date, the two independent directors elected by the holders of our Series 2 Preferred no longer serve as directors on our Board of Directors.

Golsen Group

In connection with the completion of our March 2007 tender offer for our outstanding shares of our Series 2 Preferred, members of the Golsen Group (a) tendered 26,467 shares of Series 2 Preferred in exchange for our issuance to them of 195,855 shares of our common stock and

(b) waived approximately $0.63 million in accrued and unpaid dividends on the shares of Series 2 Preferred tendered. Such tender by the Golsen Group was a condition to Jayhawk’s Agreement to tender shares of Series 2 Preferred in the tender offer. See discussion above under “Jayhawk.”

As of August 27, 2007, the Golsen Group redeemed 23,083 shares of Series 2 Preferred and received the cash redemption amount of approximately $1.76 million pursuant to the terms of our redemption of all of our outstanding Series 2 Preferred. The redemption price was $50.00 per share of Series 2 Preferred, plus $26.25 per share in accrued and unpaid dividends pro-rata to the date of redemption. The holders of shares of Series 2 Preferred had the right to convert each share into 4.329 shares of our common stock, which right to convert terminated 10 days prior to the redemption date. Holders that converted shares of Series 2 Preferred were not entitled to any accrued and unpaid dividends as to the shares of Series 2 Preferred converted.

On September 7, 2007, we paid the accrued and unpaid dividends on our outstanding preferred stock utilizing a portion of the net proceeds of the sale of the 2007 Debentures and working capital, including approximately $2.25 million of accrued and unpaid dividends on our Series B Preferred and our Series D Preferred, all of the outstanding shares of which are owned by the Golsen Group.

A subsidiary within our Climate Control Business remodeled their offices, including the replacement of carpet and flooring throughout the office area. In connection with the remodeling, the subsidiary made payments for the purchase of carpeting totaling $69,000 and $13,000 during 2006 and the first nine months of 2007, respectively, to Designer Rugs, a company owned by Linda Golsen Rappaport, the daughter of Jack E. Golsen, our Chairman and Chief Executive Officer, and sister of Barry H. Golsen, our President.

Former Significant Shareholders

In October 2006, we issued 773,655 shares of our common stock to certain holders of our Series 2 Preferred in exchange for 104,548 shares of Series 2 Preferred. The shares of common stock issued included 303,400 and 262,167 shares issued in exchange for 41,000 and 35,428 shares of Series 2 Preferred stock to Paul J. Denby and James W. Sight (the “Former Significant Shareholders”), respectively, or to entities controlled by the Former Significant Shareholders. In connection with such exchange, the Former Significant Shareholders waived a total of approximately $1.78 million in accrued and unpaid dividends. Each of the Former Significant Shareholders, either individually or together with entities controlled by them, beneficially owned more than 5% of our issued and outstanding stock as of January 1, 2006. We have been advised that, as of September 30, 2007, neither of the Former Significant Shareholders owned more than 5% of our issued and outstanding stock.

Cash Dividends

During 2006, we paid nominal cash dividends to holders of certain series of our preferred stock. These dividend payments included $91,000 and $133,000 to the Golsen Group and the Jayhawk Group, respectively. Additionally, the dividend payments included $23,000 collectively to the Former Significant Shareholders. See “Golsen Group” above for a discussion of dividends paid in 2007 with respect to our securities held by members of the Golsen Group.

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

Quail Creek Bank

Bernard Ille, a member of our board of directors, is a director of Quail Creek Bank, N.A. (the “Bank”). The Bank is a lender to one of our subsidiaries. During 2006, the subsidiary made interest and principal payments on outstanding debt owed to the Bank in the amount of $.3 million and $1.6 million, respectively. During the nine months ended September 30, 2007, the subsidiary made interest and principal payments on outstanding debt owed to the Bank in the amount of $.1 million and $3.3 million, respectively. At December 31, 2006, the subsidiary’s loan payable to the Bank was approximately $3.3 million, (none at September 30, 2007) with an annual interest rate of 8.25%. The loan was secured by certain of the subsidiary’s property, plant and equipment. This loan was paid in full in June 2007 utilizing a portion of the net proceeds of our sale of the 2007 Debentures.

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

Change in Accounting for Plant Turnaround Costs

As previously disclosed, in September 2006, the FASB completed a project to clarify guidance on the accounting for Turnarounds. The FASB issued FASB Staff Position No. AUG AIR-1 (“FSP”) which eliminated the accrue-in-advance method of accounting for Turnarounds which was the method we were using. In addition, the adoption of the provisions in the FSP is to be considered a change in accounting principle with retrospective application as described in SFAS 154, if practical. The FSP became effective for us on January 1, 2007. There were three acceptable accounting methods for Turnarounds that we could adopt of which we adopted the direct expensing method which requires us to expense Turnaround costs as they are incurred.

For the nine months ended September 30, 2007 and 2006, Turnaround costs for the Chemical Business totaled $870,000 and $1,788,000 respectively. Based on our current plan for Turnarounds to be performed during the remainder of 2007, we estimate that we will incur Turnaround costs of approximately $2.4 million during the fourth quarter of 2007.  However, it is possible that these Turnarounds could be performed during a different quarter and/or the actual costs could be significantly different than our estimates.

Changes in Accounting Estimates

During the third quarter of 2007, we had the following changes in accounting estimates:

•	the recognition of $3,150,000 relating to deferred income taxes included in benefits for income taxes as discussed above under Income Taxes and

•	the recognition of a provision of $735,000 relating to additional AMT included in benefits for income taxes as also discussed above under Income Taxes.

The net effect of these changes in accounting estimates increased income from continuing operations by $2,415,000 and net income by $2,415,000 for the nine and three months ended September 30, 2007. In addition, these changes in accounting estimates increased basic and diluted net income per share by $.13 and $.11, respectively, for the nine months ended September 30, 2007 and $.12 and $.10, respectively, for the three months ended September 30, 2007.

Results of Operations

Nine months ended September 30, 2007 compared to Nine months ended September 30, 2006

Net Sales

The following table contains certain information about our net sales in different industry segments for the nine months ended September 30,

2007	2006	Change	Percentage Change
(Dollars In Thousands)
Net sales:
Climate Control:
Geothermal and water source heat pumps	$127,292	$97,880	$29,412	30.0%
Hydronic fan coils	65,414	43,227	22,187	51.3%
Other HVAC products	28,758	19,138	9,620	50.3%
Total Climate Control	221,464	160,245	61,219	38.2%

Chemical:
Agricultural products	92,002	70,216	21,786	31.0%
Industrial acids and other chemical products	72,784	75,123	(2,339)	(3.1)%
Mining products	57,608	56,122	1,486	2.6%
Total Chemical	222,394	201,461	20,933	10.4%

Other	7,896	6,510	1,386	21.3%

Total net sales	$451,754	$368,216	$83,538	22.7%

Climate Control Business

•
Net sales of our geothermal and water source heat pump products increased primarily as a result of increases in export, original equipment manufacturer (“OEM”) and commercial shipments. In total, the number of geothermal and water source heat pump products shipments increased by approximately 16% in the first nine months of 2007 as compared to the first nine months of 2006. In addition, an increase of approximately 14% relates to the change in product mix and price increases. The price increases were instituted in response to rising raw material and component purchase prices. Due to the significant backlog of customer orders at the time the price increases were put into effect, the impact of customer price increases trail cost increases in raw material and component purchase prices.  In 2007, the impact of price increases is estimated to be around 5%. We continue to maintain a market share leadership position based on data supplied by the Air-Conditioning and Refrigeration Institute;

•
Net sales of our hydronic fan coils increased primarily due to a 18% increase in the number of units sold due to an increase in large customer orders as well as a 29% increase in average unit sales prices as the result of the change in product mix, lower discounting, and higher selling prices driven by raw material cost increases;

•
Net sales of our other HVAC products increased as the result of engineering and construction services due to work completed on construction contracts and an increase in the number of larger custom air handlers sold.

Chemical Business

El Dorado and Cherokee produce all the chemical products described in the table above and Baytown produces only nitric acid products. The volume of tons sold and the sales prices for the Chemical Business increased 3% and 8%, respectively, compared with the same period of 2006.

•	Volume at El Dorado remained essentially the same while sales prices increased 10% directly related to strong agricultural product market demand relative to supply for nitrogen fertilizer;
•
Volume at Cherokee increased 11% and sales prices increased 7% primarily related to the same market-driven demand for nitrogen fertilizer. Additionally, there were low demand and production curtailments experienced throughout the first quarter of 2006 as the result of reduction in orders from several key customers due to the high cost of natural gas caused by the effects of Hurricane Katrina.

•	Volume remained essentially the same while sales prices increased 3% at Baytown.

Other - Net sales classified as “Other” consists of sales of industrial machinery and related components. The increase in net sales relates primarily to increased customer demand and an expansion of our machine tool product line.

Gross Profit

Gross profit by industry segment represents net sales less cost of sales. The following table contains certain information about our gross profit in different industry segments for the nine months ended September 30,

2007	2006	Change	Percentage Change
(Dollars In Thousands)
Gross profit:
Climate Control	$65,061	$48,362	$16,699	34.5%
Chemical	33,980	18,430	15,550	84.4%
Other	2,840	2,245	595	26.5%
	$101,881	$69,037	$32,844	47.6%

Gross profit percentage (1):
Climate Control	29.4%	30.2%	(0.8)%
Chemical	15.3%	9.1%	6.2%
Other	36.0%	34.5%	1.5%
Total	22.6%	18.7%	3.9%

(1) As a percentage of net sales

The increase in gross profit in our Climate Control Business was a direct result of the increase in sales volume, change in product mix, and price increases as discussed above. The decline in our gross profit percentage was primarily due to raw material costs increases being incurred ahead of customer price increases becoming effective as well as changes in product mix.

The increase in gross profit of our Chemical Business relates primarily to improved margins on agricultural products sold by El Dorado and Cherokee. In addition, total Turnaround costs for our Chemical Business decreased approximately $0.9 million due primarily to the timing of when the Turnarounds were performed. The overall higher production volumes resulted in improved absorption of fixed costs and the decrease in Turnaround costs are the primary reasons for the increase in our gross profit percentage.

During the first nine months of 2007 and 2006, we recorded the realization of losses on certain nitrogen-based inventories of approximately $0.4 million and $1.1 million, respectively. In addition during the first nine months of 2007, we realized insurance recoveries of approximately $1.5 million relating to a business interruption claim associated with Cherokee. Also during the first nine months of 2006, we realized insurance recoveries of approximately $0.9 million relating to a business interruption claim associated with El Dorado. The above transactions contributed to an increase in gross profit for each respective period.

The increase in gross profit classified as “Other” (see discussion above) is due primarily to the increase in sales as discussed above.

Operating Income

Our chief operating decision makers use operating income by industry segment for purposes of making decisions which include resource allocations and performance evaluations. Operating income by industry segment represents gross profit by industry segment less selling, general and administrative expense (“SG&A”) incurred by each industry segment plus other income and other expense earned/incurred by each industry segment before general corporate expenses and other business operations, net. General corporate expenses and other business operations, net consist of unallocated portions of gross profit, SG&A, other income and other expense. The following table contains certain information about our operating income for the nine months ended September 30,

2007	2006	Change
(In Thousands)
Operating income:
Climate Control	$27,875	$18,480	$9,395
Chemical	27,123	9,019	18,104
General corporate expense and other business operations, net	(7,225)	(6,292)	(933)
	$47,773	$21,207	$26,566

Operating Income - Climate Control: The net increase in operating income of our Climate Control Business resulted primarily from the net increase of gross profit of $16.7 million as discussed above. This increase in operating income was partially offset by increased personnel cost of $2.1 million as the result of increased number of personnel and group healthcare costs, increased commissions and warranty expenses of $1.6 million and $0.7 million, respectively, due to increased sales volume and distribution/product mix and increased shipping and handling costs of $1.1 million due to increased sales volume and rising fuel costs.

Operating Income - Chemical: The net increase of our Chemical Business’ operating income primarily relates to the net increase in gross profit of $15.6 million as discussed above. Also as discussed above under “Overview – Chemical Business”, our Chemical Business recognized income of approximately $3.3 million relating to a litigation settlement during the nine months ended September 30, 2007.

General Corporate Expense and Other Business Operations, Net: The net increase of $0.9 million in our general corporate expense and other business operations, net relates primarily to an increase of $0.8 million in personnel costs due, in part, to increased group health care costs and an increase of professional fees of $0.6 million primarily as the result of assistance received in our evaluation of our internal controls and procedures and related documentation for Sarbanes-Oxley requirements which was partially offset by the increase of $0.6 million in gross profit classified as “Other” as discussed above. In addition, during the first nine months of 2006, we received a refund of $0.4 million relating to insurance brokerage fees which was partially offset by a litigation settlement of $0.3 million relating to an asserted financing fee.

Interest Expense - Interest expense was $8.1 million for the first nine months of 2007 compared to $9.0 million for the same period of 2006, a decrease of $0.9 million. This decrease in interest expense relates primarily to the acquisition of the 10-3/4% Senior Unsecured Notes during 2006 and the conversions of the 2006 Debentures during 2006 and 2007.

Benefit and Provision For Income Taxes - The benefit for income taxes for the first nine months of 2007 was $1.0 million compared to a provision for income taxes of $0.4 million for the same period in 2006.  The change of $1.4 million was primarily the result of the reversal of valuation allowances against net deferred assets of approximately $3.2 million as discussed above under “Income Taxes”.  The benefit derived from the reversal of the valuation allowances was partially offset by an increase in the federal AMT and state income taxes resulting from increased taxable income and higher effective tax rates.

Net Loss (Income) From Discontinued Operations– Net income from discontinued operations was $0.3 million for the first nine months of 2007 compared to a net loss from discontinued operations of $0.2 million for the same period in 2006.  The loss incurred in 2006 relates primarily to provisions for our estimated costs to investigate and delineate a site in Hallowell, Kansas as a result of meetings with the Kansas Department of Health and Environment (“KDHE”) during 2006.  However, on September 12, 2007, the KDHE approved our proposal to perform surface and groundwater monitoring and to implement a mitigation work plan to acquire additional field data.  As a result of receiving approval from the KDHE for our proposal, net income from discontinued operations for 2007 relates primarily to the recognition of the reduction of our share of estimated costs associated with this remediation.

Three months ended September 30, 2007 compared to Three months ended September 30, 2006

Net Sales

The following table contains certain information about our net sales in different industry segments for the three months ended September 30,

2007	2006	Change	Percentage Change
(Dollars In Thousands)
Net sales:
Climate Control:
Geothermal and water source heat pumps	$44,417	$36,589	$7,828	21.4%
Hydronic fan coils	22,493	15,663	6,830	43.6%
Other HVAC products	8,731	8,958	(227)	(2.5)%
Total Climate Control	75,641	61,210	14,431	23.6%

Chemical:
Agricultural products	23,918	17,905	6,013	33.6%
Industrial acids and other chemical products	27,050	24,337	2,713	11.1%
Mining products	18,284	18,522	(238)	(1.3)%
Total Chemical	69,252	60,764	8,488	14.0%

Other	2,720	1,994	726	36.4%

Total net sales	$147,613	$123,968	$23,645	19.1%

Climate Control Business

•
Net sales of our geothermal and water source heat pump products increased primarily as a result of a change in product mix, an increase in sales to the OEM and export markets, and a series of customer selling price increases announced in 2006 that were not realized in sales until 2007.  In aggregate, unit mix, by industry and market served, affected the results with $3.7 million of the sales increase from export and $1.7 million of the sales increase from the OEM customers. The impact of the customer price increases is estimated to be approximately 5%.  We continue to maintain a market share leadership position based on data supplied by the Air-Conditioning and Refrigeration Institute;

•
Net sales of our hydronic fan coils increased primarily due to a 29% increase in average unit sales prices as the result of a change in product mix, lower discounting, and higher selling prices driven by raw material cost increases as well as a 14% increase in the number of units sold due to an increase in large customer orders;

•
Net sales of our other HVAC products decreased as the result of a decrease in the number of larger custom air handlers sold. This decrease was partially offset by an increase in engineering and construction services due to work completed on construction contracts.

Chemical Business

El Dorado and Cherokee produce all the chemical products described in the table above and Baytown produces only nitric acid products. The volume of tons sold and sale prices increased 3% and 11%, respectively, compared with the same quarter of 2006.

•
Volume at El Dorado decreased 3% as the result of a delayed fall agricultural season due to weather conditions and sales prices increased 15% directly related to strong agricultural product market prices;

•	Volume at Cherokee increased 4% and sales prices increased 17% primarily related to the market-driven demand for nitrogen fertilizer.
•	Volume at Baytown increased 11% due to increased customer demand while sales prices remained essentially the same.

Other - Net sales classified as “Other” consists of sales of industrial machinery and related components. The increase in net sales relates primarily to increased customer demand for our machine tool products.

Gross Profit

Gross profit by industry segment represents net sales less cost of sales. The following table contains certain information about our gross profit in different industry segments for the three months ended September 30,

2007	2006	Change	Percentage Change
(Dollars In Thousands)
Gross profit:
Climate Control	$22,433	$17,853	$4,580	25.7%
Chemical	11,738	5,531	6,207	112.2%
Other	1,001	679	322	47.4%
	$35,172	$24,063	$11,109	46.2%

Gross profit percentage (1):
Climate Control	29.7%	29.2%	0.5%
Chemical	16.9%	9.1%	7.8%
Other	36.8%	34.1%	2.7%
Total	23.8%	19.4%	4.4%

(1) As a percentage of net sales

The increase in gross profit in our Climate Control Business was a direct result of the increase in sales volume as discussed above. The improvement in our gross profit percentage was primarily due to product line mix and customer price increases becoming effective.

The increase in gross profit of our Chemical Business relates primarily to improved margins on agricultural products sold by El Dorado as discussed above.

In addition, during the third quarter of 2007, we realized insurance recoveries of approximately $1.5 million relating to a business interruption claim associated with Cherokee. Also during the third quarter of 2006, we realized insurance recoveries of $0.3 million relating to a business interruption claim associated with El Dorado. The above transactions contributed to an increase in gross profit and gross profit percentage for each respective period.

The increase in gross profit classified as “Other” (see discussion above) is due primarily to the increase in sales as discussed above.

Operating Income

Our chief operating decision makers use operating income by industry segment for purposes of making decisions which include resource allocations and performance evaluations. Operating income by industry segment represents gross profit by industry segment less selling, general and administrative expense (“SG&A”) incurred by each industry segment plus other income and other expense earned/incurred by each industry segment before general corporate expenses and other business operations, net. General corporate expenses and other business operations, net consist of unallocated portions of gross profit, SG&A, other income and other expense. The following table contains certain information about our operating income for the three months ended September 30,

2007	2006	Change
(In Thousands)
Operating income:
Climate Control	$9,750	$6,903	$2,847
Chemical	11,477	2,393	9,084
General corporate expense and other business operations, net	(2,130)	(2,516)	386
	$19,097	$6,780	$12,317

Operating Income - Climate Control: The net increase in operating income of our Climate Control Business resulted primarily from the net increase of gross profit of $4.6 million as discussed above. This increase in operating income was partially offset by an increase in personnel costs of $0.7 million as the result of increased number of personnel and group healthcare costs and an increase of $0.4 million in commissions due to increased sales volume and distribution/product mix.

Operating Income - Chemical: The net increase of our Chemical Business’ operating income primarily relates to the net increase in gross profit of $6.2 million as discussed above. Also as discussed above under “Overview – Chemical Business”, our Chemical Business recognized income of approximately $3.3 million relating to a litigation settlement during the three months ended September 30, 2007.

General Corporate Expense and Other Business Operations, Net: The net decrease of $0.4 million in our general corporate expense and other business operations, net relates primarily to the increase of $0.3 million in gross profit classified as “Other” as discussed above.

Interest Expense - Interest expense was $3.5 million for the third quarter of 2007 compared to $3.2 million for the third quarter of 2006, an increase of $0.3 million. This net increase in interest expense relates primarily to the interest incurred relating to the 2007 Debentures and the change in fair value of interest rate cap contracts partially offset by the conversions of the 2006 Debentures and the pay down of the Working Capital Revolver Loan.

Non-Operating Other Income, net - Our non-operating other income, net was $532,000 for the three-month period ended September 30, 2007 compared to $68,000 for 2006. The increase of $464,000 relates primarily to interest income earned in 2006 from investing a portion of the net proceeds from the 2007 Debentures in money market funds.

Benefit and Provision For Income Taxes - The benefit for income taxes for the three months ended September 30, 2007 was $1.5 million compared to a provision for income taxes of $0.2 million for the same period in 2006.  The change of approximately $1.7 million was primarily the result of the reversal of valuation allowances against net deferred assets of approximately $3.2 million as discussed above under “Income Taxes”.  The benefit derived from the reversal of the valuation allowances was partially offset by an increase in the federal AMT and state income taxes resulting from increased taxable income and higher effective tax rates.

Net Loss (Income) From Discontinued Operations– Net income from discontinued operations was $0.4 million for the third quarter of 2007 compared to a net loss from discontinued operations of $0.1 million for the same period in 2006.  The loss incurred in 2006 relates primarily to provisions for our estimated costs to investigate and delineate a site in Hallowell, Kansas as a result of meetings with the Kansas Department of Health and Environment (“KDHE”) during 2006.  However, on September 12, 2007, the KDHE approved our proposal to perform surface and groundwater monitoring and to implement a mitigation work plan to acquire additional field data.  As a result of receiving approval from the KDHE for our proposal, net income from discontinued operations for 2007 relates to the recognition of the reduction of our share of estimated costs associated with this remediation.

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

For 2007, net cash provided by continuing operating activities was $26.6 million, including net income plus depreciation and amortization and other adjustments partially offset by cash used by changes in assets and liabilities.

Accounts receivable increased $20.7 million including:

•	an increase of $13.5 million relating to the Climate Control Business due primarily to increased sales of hydronic fan coils and heat pump products as discussed above under “Results of Operations” and
•
a net increase of $6.7 million relating to the Chemical Business as the result of increased sales at Cherokee and El Dorado primarily as the result of increased demand for agricultural products and the timing of a receipt of payment from a major customer.

Inventories increased $1.6 million including:

•
a net increase of $1.8 million relating to the Climate Control Business, primarily hydronic fan coils and heat pump products due primarily to increased production and increased levels of finished goods on hand as the result of the expansion of our facilities to meet customer demand partially offset by a decrease in large custom air handlers as the result of increased sales,

•	an increase of $1.4 million relating to our industrial machinery to meet customer demand partially offset by,
•	a decrease of $1.5 million relating to the Chemical Business primarily relating to the increase in sales of agricultural products as previously discussed.

Other supplies and prepaid items increased $2.7 million primarily as a result of an increase of $4.1 million in precious metals due primarily to the increased cost of these metals and additional metals purchased and recovered net of the amount consumed in the manufacturing process and sold by the Chemical Business and an increase of $0.6 million in deposits to vendors for the purchase of certain chemical-related products partially offset by the decrease of $2.6 million in prepaid insurance as the result of recognizing the related insurance expense for the nine months of 2007.

Accounts payable decreased $3.8 million primarily due to a decrease of $3.7 million in the Chemical Business due, in part, to the payment of invoices relating to Baytown’s property taxes and a scheduled lease billing and invoices relating to maintenance performed at El Dorado, and the decrease in the average cost of certain raw materials used at El Dorado.

Customer deposits decreased $0.2 million as the result of recognizing sales associated with those deposits.

The change in deferred rent expense of $2.4 million is due to the scheduled lease payments during the first nine months of 2007 exceeding the rent expense recognized on a straight-line-basis.

The increase in other current and noncurrent liabilities of $7.9 million includes an increase in accrued payroll and benefits of $2.3 million primarily as the result of the increase in the number of days outstanding due to the timing of our payroll-related payments, an increase in accrued property and income taxes of $1.9 million due primarily to the recognition of these expenses for the first nine months of 2007, an increase in deferred revenue on extended warranty contracts of $0.8 million as the result of an increase in sales of Climate Control products and a net increase of $2.9 million due to other individually immaterial items.

Cash Flow from Continuing Investing Activities

Net cash used by continuing investing activities was $7.1 million for 2007 which included $10.3 million for capital expenditures of which $5.1 million are for the benefit of our Climate Control Business and $5.1 million are for our Chemical Business and the purchase of interest rate cap contracts for $0.6 million. These expenditures were partially offset by proceeds from restricted cash of $3.7 million which was primarily used to pay down debt.

Cash Flow from Continuing Financing Activities

Net cash provided by continuing financing activities was $19.3 million which primarily consisted of:

•	net proceeds of $57.0 million from the 2007 Debentures as discussed above under “Liquidity and Capital Resources”,
•	net proceeds of $2.4 million from other long-term debt primarily for working capital purposes,
•	proceeds of $1.1 million from the exercise of stock options, offset, in part, by
•	payments of $26.4 million on revolving debt facilities, net of proceeds, primarily from the use of proceeds from the 2007 Debentures,
•	payments of $7.6 million on other long-term debt and debt issuance costs,
•	dividend payments of $2.9 million on preferred stock,
•	payments of $2.9 million on short-term financing and drafts payable, net of proceeds, and
•	payments of $1.3 million to acquire non-redeemable preferred stock.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended, except for the following:

Cepolk Holding, Inc. (“CHI”), a subsidiary of the Company, is a limited partner and has a 50% equity interest in Cepolk Limited Partnership (“Partnership”) which is accounted for on the equity method. The Partnership owns an energy savings project located at the Ft. Polk Army base in Louisiana (“Project”). At September 30, 2007, our investment was $3.4 million. For the first nine months of 2007, distributions received from this Partnership were $0.6 million and our equity in earnings was $0.7 million. As of September 30, 2007, the Partnership and general partner to the Partnership is indebted to a term lender (“Lender”) of the Project with a term extending to December 2010 (“Loan”). CHI has pledged its limited partnership interest in the Partnership to the Lender as part of the Lender’s collateral securing all obligations under the Loan. This guarantee and pledge is limited to CHI’s limited partnership interest and does not expose CHI or the Company to liability in excess of CHI’s limited partnership interest. No liability has been established for this pledge since it was entered into prior to adoption of FIN 45. CHI has no recourse provisions or available collateral that would enable CHI to recover its partnership interest should the Lender be required to perform under this pledge.

Aggregate Contractual Obligations

In the operation of our businesses, we enter into contracts, leases and borrowing arrangements. In connection with a series of agreements (the “Bayer Agreement”) with Bayer Corporation ("Bayer"), under which we are to supply nitric acid with a provision for pass through of production costs subject to certain performance obligations on our part, a subsidiary of ThermaClime entered into a 10 year lease in June 1999 that requires minimum future net lease rentals of approximately $16.6 million at September 30, 2007. The lease payments are includable costs in these agreements. These lease rentals are made monthly over the term of the agreements, typically with one annual payment representing a majority of the amount due for the year. A lease payment of approximately $8.1 million due in January 2008 has been considered in evaluating our liquidity.

As discussed in our Form 10-K, as amended, we had certain contractual obligations at December 31, 2006, with various maturity dates, related to the following:

•	long-term debt,
•	interest payments on long-term debt,
•	capital expenditures,
•	operating leases,
•	exchange-traded futures contracts,
•	purchase obligations and
•	other long-term liabilities.

As discussed above within this MD&A, the following occurred during the nine months ended September 30, 2007:

•	net proceeds of $57.0 million from the 2007 Debentures;
•	net payments of $26.4 million on revolving debt facilities primarily from the use of the proceeds from the 2007 Debentures;
•	conversion of $4.0 million of the 2006 Debentures into common stock; and
•	capital expenditures of approximately $10.3 million relating primarily to the Climate Control and Chemical Businesses.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

General

Our results of operations and operating cash flows are impacted by changes in market interest rates and changes in market prices of copper, steel, anhydrous ammonia and natural gas.

Forward Sales Commitments Risk

Periodically, we enter into forward firm sales commitments for products to be delivered in future periods. As a result, we could be exposed to embedded losses should our product costs exceed the firm sales prices. At September 30, 2007, we had no embedded losses associated with sales commitments with firm sales prices.

Commodity Price Risk

Our Climate Control Business buys substantial quantities of copper and steel for use in manufacturing processes and our Chemical Business buys substantial quantities of anhydrous ammonia and natural gas as feedstocks generally at market prices. Periodically, our Climate Control Business enters into exchange-traded futures for copper and our Chemical Business enters into exchange-traded futures for natural gas, which contracts are generally accounted for on a mark-to-market basis in accordance with SFAS 133. At September 30, 2007, our purchase commitments under these contracts were for 750,000 pounds of copper through March 2008 at a weighted average cost of $3.31 per pound ($2,482,000) and a weighted average market value of $3.63 per pound ($2,726,000). In addition, our Chemical Business had purchase commitments under these contracts for 190,000 MMBtu of natural gas through March 2008 at a weighted average cost of $8.17 per MMBtu ($1,552,000) and a weighted average market value of $7.59 per MMBtu ($1,441,000).

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

In 2005, we purchased two interest rate cap contracts for a cost of $590,000 to help minimize our interest rate risk exposure relating to the Working Capital Revolver Loan. These contracts set a maximum three-month LIBOR base rate of 4.59% on $30 million of debt and mature in March 2009. In April 2007, we purchased two interest rate cap contracts for a cost of $621,000 to help minimize our interest rate risk exposure associated with debt. These contracts set a maximum three-month LIBOR base rate of 5.35% on $50 million of debt and mature in April 2012. These contracts are free-standing derivatives and are accounted for on a mark-to-market basis in accordance with SFAS No.133. At September 30, 2007, the market value of these contracts was $765,000.

As of September 30, 2007, the estimated fair value of our variable rate and fixed rate debt exceeded the debt's carrying value by approximately $2.4 million ($6.0 million at December 31, 2006).

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

Our disclosure controls and procedures are designed to ensure that information relating to us, including our consolidated subsidiaries, that is required to be disclosed in our periodic reports filed with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is communicated timely to our management. We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2007 and have concluded that our disclosure controls and procedures are effective as of September 30, 2007. During the evaluations performed as of September 30 and prior periods, we have noted various significant deficiencies in our disclosure controls and procedures, which in our opinion do not have a material effect on our disclosure controls and procedures. In our efforts to comply with the provisions of “Sarbanes Oxley”, we have and will continue to actively remediate significant deficiencies noted in our evaluations.

There were no changes to our internal control over financial reporting during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

•	the Climate Control Business will continue to launch new products and product upgrades in an effort to maintain and improve our current market position and to establish presence in new markets;
•	fully utilizing the regular NOL carryforwards in 2008 and generating taxable income in the future at which time we will be recognizing and paying federal income taxes at regular corporate rates;
•	shipping substantially all of our September 30, 2007 backlog within twelve months;
•
our Chemical Business continues to focus on growing our non-seasonal industrial customer base with an emphasis on customers accepting the risk inherent with raw material costs, while maintaining a strong presence in the seasonal agricultural sector;

•	our strategy in the Chemical Business is to maximize production efficiency of the facilities, thereby lowering the fixed cost of each ton produced;
•	the amount relating to committed expenditures;
•	the prospects for new product in the Climate Control Business are improving;
•	not paying cash dividends on our outstanding common stock in the near future;
•	sufficient liquidity to fund foreseeable growth and meet all current commitments;
•	ability to meet all required financial covenant tests for the year ending December 31, 2007 under our loan agreements;
•	having adequate cash to satisfy our cash requirements as they become due in 2007;
•	our seasonal products in our Chemical Business;
•
since we will become an accelerated filer on December 31, 2007, we will incur additional costs to meet the requirements as an accelerated filer for the year ending December 31, 2007 and future periods;

•	capital expenditures and the amounts thereof including the amounts relating to the sulfuric acid plant;
•	the amount of Turnaround costs to be incurred during the fourth quarter of 2007;
•	the additional capital expenditures at the El Dorado’s sulfuric acid plant will increase our production capacity which can be sold in our markets;
•
the plan to repay the Senior Secured Loan on or before November 8, 2007 with a new $50 million loan, at a lower interest rate, with fewer pledged assets securing the new loan, and with financial covenants substantially similar to the Senior Secured Loan;

•	continue to actively remediate significant deficiencies noted in our evaluations of disclosure controls and procedures; and
•	the future use of proceeds of our 2007 Debentures.

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

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

There are no material legal proceedings or material developments in any such legal proceedings pending against us and/or our subsidiaries not reported in Item 3 of our Form 10-K, as amended, and in Item I of Part II of our Form 10-Qs for the quarters ended March 31, 2007 and June 30, 2007, except for the following material developments to such proceedings that occurred during the third quarter of 2007:

Settlement Agreement

The Company and its subsidiary, Cherokee Nitrogen Company (“CNC”), entered into a Settlement Agreement and Release on September 24, 2007, with Dynegy, Inc. (“Dynegy”), Dynegy’s subsidiary, Dynegy Marketing and Trade (“DMT”), and Nelson Brothers, LLC (“Nelson”), to settle the lawsuit previously reported, titled Nelson Brothers, LLC v. Cherokee Nitrogen v. Dynegy Marketing, which was pending in Alabama state court in Colbert County, Alabama (the “Lawsuit”). Dynegy had filed a counterclaim against CNC for $580,000 allegedly owed on account, which had been recorded by CNC.  The settlement resulted in the dismissal with prejudice of all matters in the Lawsuit and the net payment (after payments to Nelson and legal fees and expenses)  received by CNC of approximately $2,692,000, as well as allow CNC to retain the disputed $580,000 account payable. As previously disclosed, Nelson agreed to settle its portion of the lawsuit with CNC by CNC agreeing to pay Nelson 25% of the net proceeds (after costs) that are received by CNC from Dynegy in connection with a settlement or resolution of this lawsuit.

Short-Swing Profit Claim

We received a letter dated May 23, 2007 from a law firm representing a stockholder of ours demanding that we investigate potential short-swing profit liability under Section 16(b) of the Exchange Act of the Jayhawk Group. The stockholder alleges that the surrender by the Jayhawk Group of 180,450 shares of our Series 2 Preferred in our issuer exchange tender offer in March 2007 was a sale which was subject to Section 16 and matchable against prior purchases of Series 2 Preferred by the Jayhawk Group.  The Jayhawk Group advised us that they do not believe that they are liable for short-swing profits under Section 16(b). The provisions of Section 16(b) provide that if we do not file a lawsuit against the Jayhawk Group in connection with these Section 16(b) allegations within 60 days from the date of the stockholder’s notice to us, then the stockholder may pursue a Section 16(b) short-swing profit claim on our behalf.  We engaged our outside corporate/securities counsel to investigate this matter. After completion of this investigation, we attempted to settle the matter with the Jayhawk Group but were unable to reach a resolution satisfactory to all parties. On October 9, 2007, the law firm representing the stockholder initiated a lawsuit against the Jayhawk Group pursuing a Section 16(b) short-swing profit claim on our behalf up to approximately $819,000.

Item 1A. Risk Factors

Reference is made to Item 1A of our Form 10-K, as amended, and our Form 10-Q for the quarter ended March 31, 2007 and June 30, 2007 for our discussion concerning risk factors. The risk factors set forth in our Form 10-K, as amended and Form 10-Q’s remain unchanged, except the following risk factors have been amended as follows:

We have not paid dividends on our outstanding common stock in many years.

We have not paid cash dividends on our outstanding common stock in many years, and we do not anticipate paying cash dividends on our outstanding common stock in the near future. We intend to retain most of our future earnings, if any, to provide funds for our operations and/or expansion of our business.

In September 2007, we paid an aggregate of approximately $2.0 million in accrued and unpaid dividends due as of December 31, 2006, on our outstanding Series B 12% Cumulative Convertible Preferred (“Series B Preferred”), and our Series D, 6% Cumulative, Convertible Class C Preferred Stock, no par value (“Series D Preferred”), utilizing a portion of the net proceeds from the sale of our 5.5% Convertible Senior Subordinated Debentures due 2012. In addition, in September 2007 we paid an aggregate of approximately $0.3 million in cash dividends due for 2007 on our outstanding Series B Preferred, Series D Preferred and our Convertible, Noncumulative Preferred Stock (“Noncumulative Preferred”), utilizing funds from our working capital. All of the issued and outstanding shares of our Series B Preferred and Series D Preferred are owned by the Golsen Group. As a result of these payments, we have no accrued and unpaid dividends due on our outstanding cumulative preferred stock as of the date of this prospectus.

There are no assurances that we will in the future pay any quarterly dividends on any of our outstanding shares of preferred stock. If, in the future, accrued and unpaid dividends exist on our preferred stock, no dividends may be paid on our common stock. In the event of our liquidation, winding up or dissolution, there can be no distributions on our common stock unless and until all of the liquidation preference and stated value amounts of our outstanding preferred stock and all accrued and unpaid dividends, if any, due on our outstanding cumulative preferred stock are paid in full. Further, not paying dividends that accrue on our outstanding preferred stock could adversely affect the marketability of our common stock and our ability to raise additional equity capital.

The risk factor as to being highly leveraged, which could affect our ability to pay our outstanding indebtedness, obtain additional financing and fund our operations is hereby deleted, because of our recently completed $60 million of Debentures, we have no outstanding borrowings under our existing working capital facility as of the date of this report and we are in a position of having a substantial amount of excess cash.

The risk factor as to our inability to maintain a majority of independent directors on our board of directors at the time the two directors elected by the holders of the Series 2 Preferred ceased to serve on our board of directors, which could affect our ability to meet the continued listing criteria of the American Stock Exchange (the “AMEX”) and our common stock could be delisted is hereby deleted, because we  elected two additional independent directors, as defined by AMEX’s rules,  to our board of directors prior to the time the two directors elected by the holders of the Series 2 Preferred ceased to serve as members of our board of directors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On July 11, 2007, our Board of Directors approved the redemption of all of our outstanding Series 2 Preferred.  We mailed a notice of redemption to all holders of record of our Series 2 Preferred on July 12, 2007.  The redemption date was August 27, 2007, and each share of Series 2 Preferred that was redeemed received a redemption price of $50.00 plus $26.25 per share in accrued and unpaid dividends pro-rata to the date of redemption.  The holders of shares of Series 2 Preferred had the right to convert each share into 4.329 shares of our common stock, which right to convert terminated 10 days prior to the redemption date. If a holder converted its shares of Series 2 Preferred, the holder was not entitled to any accrued and unpaid dividends as to the shares of Series 2 Preferred converted.   As a result, 167,475 shares of Series 2 Preferred were converted into 724,993 shares of our common stock and we redeemed 25,820 shares of Series 2 Preferred during the three months ended September 30, 2007 as shown below:

Period	(a) Total number of shares of Series 2 Preferred acquired (1)	(b) Average price paid per share of Series 2 Preferred (1)	(c) Total number of shares of Series 2 Preferred acquired as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares of Series 2 Preferred that may yet be acquired under the plans or programs
July 1, 2007 - July 31, 2007	-	$-	-	-

August 1, 2007 - August 31, 2007	193,295	$80.87	193,295	-

September 1, 2007 - September 30, 2007	-	$-	-	-
Total	193,295	$80.87	193,295	-

(1)  These shares of Series 2 Preferred were restored to the status of authorized but unissued shares of Class C Preferred Stock, without designation as to class or series, and may thereafter be issued. The average price paid per share of the 167,475 shares of Series 2 Preferred converted into our common stock is based on the closing market price of our common stock on the dates these shares were converted. The average price paid per share of the 25,820 shares of Series 2 Preferred redeemed is based on the redemption price of $50.00 per share.

During the three months ended September 30, 2007, the Company and affiliated purchasers, as defined, purchased the following shares of common stock:

Period	(a) Total number of shares of common stock purchased (1)	(b) Average price paid per share of common stock (1)	(c) Total number of shares of common stock purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares of common stock that may yet be purchased under the plans or programs
July 1, 2007 - July 31, 2007	764	$21.44	-	-

August 1, 2007 - August 31, 2007	-	$-	-	-

September 1, 2007 - September 30, 2007	-	$-	-	-
Total	764	$21.44		-

(1)  We received the above shares of common stock for payment of the exercise price of certain stock options exercised during this period.  These shares are being held as treasury stock.

Item 3. Defaults upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

(a)	Exhibits The Company has included the following exhibits in this report:

3(i)	Restated Certificate of Incorporation, as amended, incorporated by reference from Exhibit 3(i).1 in the Company’s Form S-1 Registration Statement, file number 333-145721.

4.1	Term Loan Agreement, dated as of November 2, 2007, among LSB Industries, Inc., TermaClime, Inc. and certain subsidiaries of ThermaClime, Inc., Cherokee Nitrogen Holdings, Inc., the Lenders, the Administrative and Collateral Agent and the Payment Agent.

4.2	Amended and Restated Loan and Security Agreement by and among LSB Industries, Inc., ThermaClime, Inc. and each of its subsidiaries that are Signatories, the lenders and Wells Fargo Foothill, Inc.

31.1	Certification of Jack E. Golsen, Chief Executive Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 302.

31.2	Certification of Tony M. Shelby, Chief Financial Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 302.

32.1	Certification of Jack E. Golsen, Chief Executive Officer, furnished pursuant to Sarbanes-Oxley Act of 2002, Section 906.

32.2	Certification of Tony M. Shelby, Chief Financial Officer, furnished pursuant to Sarbanes-Oxley Act of 2002, Section 906.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly authorized, to sign this report on its behalf on this 5th day of November 2007.

LSB INDUSTRIES, INC.

By: /s/ Tony M. Shelby
Tony M. Shelby Executive Vice President of Finance and Chief Financial Officer (Principal Financial Officer)

By: /s/ Jim D. Jones
Jim D. Jones Senior Vice President, Corporate Controller and Treasurer (Principal Accounting Officer)